Form 10-K
period 2009-12-31
LEAR CORP
filed 2010-02-26
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009.
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
Warrants to purchase Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of July 4, 2009, the aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant was $17,697,218. The closing price of the common stock on July 4, 2009, as reported on the New York Stock Exchange, was $0.23 per share.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

As of February 23, 2010, the number of shares outstanding of the registrant’s common stock was 42,764,954 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held on May 13, 2010, as described in the Cross-Reference Sheet and Table of Contents included herewith, are incorporated by reference into Part III of this Report.

LEAR CORPORATION AND SUBSIDIARIES

CROSS REFERENCE SHEET AND TABLE OF CONTENTS

(1)	Certain information is incorporated by reference, as indicated below, to the registrant’s Notice of Annual Meeting of Stockholders and Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Stockholders to be held on May 13, 2010 (the “Proxy Statement”).

(2)	A portion of the information required is incorporated by reference to the Proxy Statement section entitled “Beneficial Ownership — Security Ownership of Certain Beneficial Owners and Management.”

(3)	Incorporated by reference to the Proxy Statement section entitled “Fees of Independent Accountants.”

PART I

ITEM 1 —	BUSINESS

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

BUSINESS OF THE COMPANY

General

We are a leading global tier I supplier of complete automotive seat systems and electrical power management systems with a global footprint that includes locations in 35 countries around the world. In 2009, we had net sales of $9.7 billion. Our business is focused on providing complete seat systems and related components, as well as electrical power management systems. In seat systems, based on independent market studies and management estimates, we believe that we hold a #2 position globally on the basis of revenue. We estimate the global seat systems market to be approximately $40 billion in 2009. We believe that we are also among the leading suppliers of various components produced for complete seat systems. In electrical power management systems, we estimate our global target market to be between $35 and $40 billion and that we are one of only four companies with both significant global capabilities and competency in all key electrical power management components.

Our business spans all regions and major automotive markets, thus enabling us to supply our products to every major automotive manufacturer in the world. Our sales are driven by the number of vehicles produced by the automotive manufacturers and the level of content that we produce for specific vehicle platforms. In 2009, approximately 70% of our net sales were generated outside of North America, and our average content per vehicle produced in North America and Europe was $345 and $293, respectively. In Asia, where we are pursuing a strategy of aggressively expanding our sales and operations, we had net sales of $1.3 billion in 2009. General Motors, Ford and BMW are our three largest customers globally. In addition, Daimler, Fiat (excluding Chrysler), Hyundai, PSA, Renault-Nissan and VW each represented 3% or more of our 2009 net sales. We supply and have expertise in all vehicle segments of the automotive market. Our sales content tends to be higher on those vehicle platforms and segments which offer more features and functionality. The popularity of particular vehicle platforms and segments varies over time and by regional market. We expect to continue to win new business on vehicle platforms and segments in line with market trends. We believe that there are particular opportunities in the trends toward hybrid and electric vehicles and increasing consumer demand for additional features and functionality in their vehicles.

The global automotive industry is characterized by significant overcapacity and fierce competition among our automotive manufacturer customers. Increasingly, established automotive manufacturers are seeking new and emerging markets and vehicle segments in which to pursue growth and leverage high development and fixed costs. At the same time, new automotive manufacturers in emerging markets, such as China and India, are rapidly developing their own capabilities through partnerships and internal investment to produce vehicles which are competitive in both quality and technology. Automotive manufacturers and suppliers must also respond to constantly changing trends in consumer preferences and tastes, as well as to volatile, commodity-driven raw material and energy costs. This highly competitive and dynamic industry environment drives a focus on cost and price throughout the entire automotive supply chain. As a result, it is imperative that we successfully implement on-going initiatives and execute restructuring strategies to lower our operating costs, streamline our organizational structure and align our manufacturing footprint with the changing needs of our customers.

The automotive industry in 2009 was severely affected by the turmoil in the global credit markets and the economic recession in the U.S. and global economies. These conditions had a dramatic impact on consumer vehicle demand in 2009, resulting in the lowest per capita sales rates in the United States in half a century and lower global automotive production for the second consecutive year following six consecutive years of steady growth. During 2009, North American light vehicle industry production declined by approximately 32% from 2008 levels to 8.5 million units and was down more than 50% from peak levels in 2000. European light vehicle industry production declined by approximately 17% from 2008 levels to 15.7 million units and was down 22% from peak levels in 2007. The impact of this difficult environment on the global automotive industry was partially offset by significant production increases in China, continued production growth in India and relatively stable production in Brazil. China produced an estimated 10.8 million light vehicles in 2009, exceeding production in both North America and Japan for the first time in history.

After sustained market share and operating losses in recent years, 2009 was a pivotal year for our two largest customers, General Motors and Ford. Vehicle production for General Motors and Ford declined in North America by 44% and 16%, respectively. In Europe, vehicle production followed similar trends for both customers. As a result, General Motors and Ford initiated strategic actions within their businesses, accelerated and broadened both operational and financial restructuring plans and sought direct or indirect governmental support. On June 1, 2009, General Motors and certain of its U.S. subsidiaries filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) as part of a U.S. government supported plan of reorganization. On July 10, 2009, General Motors sold substantially all of its assets to a new entity, General Motors Company, funded by the U.S. Department of the Treasury and emerged from bankruptcy proceedings. General Motors also pursued strategic transactions and government support for its Opel and Saab units in Europe. On December 23, 2009, Ford announced the settlement of all substantial commercial terms with respect to the sale of its Volvo unit in Europe to Geely, a Chinese automotive manufacturer. In addition, on April 30, 2009, Chrysler filed for bankruptcy protection under Chapter 11 as part of a U.S. government supported plan of reorganization. On June 10, 2009, Chrysler announced its emergence from bankruptcy proceedings and the consummation of a new global strategic alliance with Fiat. In 2009, less than 2% of our net sales were to Chrysler. Although General Motors Company and Chrysler emerged from bankruptcy proceedings, the prospects of our U.S. customers remain uncertain.

Lower production levels in North America and Europe caused a significant decrease in our operating earnings in 2009. In response, we expanded our restructuring actions to include further capacity and employment reduction actions, as well as the elimination of non-core and non-essential spending. We also scaled back new investment based on deferred program cycles and contraction in most emerging markets. From 2005 through the end of 2008, we incurred pretax costs of $580 million in connection with our restructuring activities. In 2009, we incurred additional costs of $160 million as we continued to restructure our global operations and aggressively reduce our costs. These restructuring actions, with costs totaling $740 million, have resulted in a cumulative improvement of approximately $400 million in our on-going annual operating costs. We expect operational restructuring actions and related investments to continue for the next few years. In addition to our operational restructuring, we completed a major restructuring of our capital structure in 2009, as further described below.

Chapter 11 Bankruptcy Proceedings

In 2009, we completed a comprehensive evaluation of our strategic and financial options and concluded that voluntarily filing for bankruptcy protection under Chapter 11 was necessary in order to re-align our capital structure to address lower industry production and capital market conditions and position our business for long-term success. On July 7, 2009, Lear and certain of its U.S. and Canadian subsidiaries (the “Canadian Debtors” and collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Consolidated Case No. 09-14326). On July 9, 2009, the Canadian Debtors also filed petitions for protection under section 18.6 of the Companies’ Creditors Arrangement Act in the Ontario Superior Court, Commercial List (the “Canadian Court”). On September 12, 2009, the Debtors filed with the Bankruptcy Court their First Amended Joint Plan of Reorganization (as amended and supplemented, the “Plan” or “Plan of Reorganization”) and their Disclosure Statement (as amended and supplemented, the “Disclosure Statement”). On November 5, 2009, the Bankruptcy Court entered an order approving and confirming the Plan (the “Confirmation Order”), and on November 6, 2009, the Canadian Court entered an order recognizing the Confirmation Order and giving full force and effect to the Confirmation Order and Plan under applicable Canadian law.

On November 9, 2009 (the “Effective Date”), the Debtors consummated the reorganization contemplated by the Plan and emerged from Chapter 11 bankruptcy proceedings.

In connection with the Chapter 11 bankruptcy proceedings, we were required to prepare and file with the Bankruptcy Court projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon emergence from Chapter 11 bankruptcy proceedings. Neither these projections nor our Disclosure Statement should be considered or relied on in connection with the purchase of our capital stock. Our actual results will vary from those contemplated by the projections filed with the Bankruptcy Court. See Item 1A, “Risk Factors — Risks Related to Our Emergence from Chapter 11 Bankruptcy Proceedings.”

Post-Emergence Capital Structure and Recent Events

Following the Effective Date and after giving effect to the Excess Cash Paydown (as described below), our capital structure consists of the following:

•	First Lien Facility — A first lien credit facility of $375 million (the “First Lien Facility”).

•	Second Lien Facility — A second lien credit facility of $550 million (the “Second Lien Facility”).

•	Series A Preferred Stock — $450 million, or 10,896,250 shares, of Series A convertible participating preferred stock (the “Series A Preferred Stock”), which does not bear any mandatory dividends. The Series A Preferred Stock is convertible into approximately 24.2% of our new common stock, par value $0.01 per share (“Common Stock”), on a fully diluted basis. As of December 31, 2009, we had 9,881,303 shares of Series A Preferred Stock outstanding.

•	Common Stock and Warrants — A single class of Common Stock, including sufficient shares to provide for (i) management equity grants, (ii) the conversion of the Series A Preferred Stock into Common Stock and (iii) Warrants to purchase 15%, or 8,157,249 shares, of our Common Stock, on a fully diluted basis (the “Warrants”). On December 21, 2009, the Warrants became exercisable at an exercise price of $0.01 per share of Common Stock. The Warrants expire on November 9, 2014. As of December 31, 2009, we had 36,954,733 shares of Common Stock outstanding and 6,377,068 Warrants outstanding.

Pursuant to the Plan, to the extent that we had liquidity on the Effective Date in excess of $1.0 billion, subject to certain working capital and other adjustments and accruals, the amount of such excess would be utilized (i) first, to prepay the Series A Preferred Stock in an aggregate stated value of up to $50 million; (ii) second, to prepay the Second Lien Facility in an aggregate principal amount of up to $50 million; and (iii) third, to reduce the First Lien Facility (such prepayments and reductions, the “Excess Cash Paydown”).

On November 27, 2009, we determined our liquidity on the Effective Date, for purposes of the Excess Cash Paydown, which consisted of approximately $1.5 billion in cash and cash equivalents. After giving effect to certain working capital and other adjustments and accruals, the resulting aggregate Excess Cash Paydown was approximately $225 million. The Excess Cash Paydown was applied, in accordance with the Plan, (i) first, to prepay the Series A Preferred Stock in an aggregate stated value of $50 million; (ii) second, to prepay the Second Lien Facility in an aggregate principal amount of $50 million; and (iii) third, to reduce the First Lien Facility by an aggregate principal amount of approximately $125 million.

On November 27, 2009, we elected to make the delayed draw provided for under the First Lien Facility in the amount of $175 million. Following such delayed draw funding, and when combined with our initial draw under the First Lien Facility of $200 million on the Effective Date and after giving effect to the Excess Cash Paydown, the aggregate principal amount outstanding under the First Lien Facility was $375 million. The application of the Excess Cash Paydown and the delayed draw under the First Lien Facility are reflected above in the information setting forth our capital structure following the Effective Date.

Cancellation of Certain Pre-petition Obligations

Under the Plan, our pre-petition equity, debt and certain of our other obligations were cancelled and extinguished, as follows:

•	Our pre-petition common stock was extinguished, and no distributions were made to our former shareholders;

•	Our pre-petition debt securities were cancelled, and the indentures governing such debt securities were terminated (other than for the purposes of allowing holders of the notes to receive distributions under the Plan and allowing the trustees to exercise certain rights); and

•	Our pre-petition primary credit facility was cancelled (other than for the purposes of allowing creditors under that facility to receive distributions under the Plan and allowing the administrative agent to exercise certain rights).

For further information regarding the First Lien Facility and Second Lien Facility, see Note 10, “Long-Term Debt,” to the consolidated financial statements included in this Report. For further information regarding the Series A Preferred Stock, the Common Stock and the Warrants, see Note 13, “Capital Stock,” to the consolidated financial statements included in this Report. For further information regarding the resolution of certain of our other pre-petition liabilities in accordance with the Plan, see Note 3, “Fresh-Start Accounting — Liabilities Subject to Compromise,” and Note 15, “Commitments and Contingencies,” to the consolidated financial statements included in this Report.

Strategy

Although our immediate focus is on reducing our operating costs and efficiently managing our business through challenging industry conditions and the overall economic downturn, we believe that there is significant longer-term opportunity for continued growth in our seating and electrical power management businesses. We are pursuing a strategy which focuses on leveraging our global presence and expanding our low-cost footprint, with an emphasis on growth in emerging markets. This strategy includes investing in new products and technologies, as well as the selective vertical integration of key component capabilities. We believe that our commitment to superior customer service and quality, together with a cost competitive manufacturing footprint, will result in a global leadership position in each of our product segments, the further diversification of our sales and improved operating margins.

Our principal operating objective is to strengthen and expand our position as a leading automotive supplier to the global automotive industry by focusing on the needs of our customers. We believe that the criteria for selecting automotive suppliers includes not only cost, quality, delivery, service and innovation, but also worldwide presence and the ability to work collaboratively to reduce cost throughout the entire supply chain and vehicle life cycle on a global basis.

Specific elements of our strategy include:

•	Leverage Global Presence and Expand Low-Cost Footprint. We believe that it is important to have capabilities that are in alignment with our major customers’ global presence and to be well-positioned to leverage our expanding design, engineering and manufacturing footprint in low-cost regions. We are organized into two global business units, seat systems and electrical power management systems, to maximize efficiencies across our worldwide network and to leverage the benefits of our global scale. We are one of the few suppliers in each of our product segments that is able to serve customers with design, development, engineering, integration and production capabilities in all automotive-producing regions of the world and every major market, including North America, South America, Europe and Asia. Our expansion plans are focused on emerging markets. Asia, in particular, continues to present significant growth opportunities, as major global automotive manufacturers implement production expansion plans and local automotive manufacturers aggressively expand their operations to meet long-term demand in this region. We believe that we are well-positioned to take advantage of China’s emerging growth as a result of our extensive network of high-quality manufacturing facilities throughout China, which provide seating and electrical power management products to a variety of global customers for local production. We also have operations in India, Thailand, the Philippines, Malaysia, Vietnam and Korea. We see opportunities for growth in serving local, regional and global markets with our operations in these countries. Our expansion in Asia has been accomplished, in part, through a series of joint ventures with our customers and/or local suppliers. We currently have 16 joint ventures throughout Asia. Our growing presence in Asia, in addition to our continued expansion of operations in other emerging markets, allows us to serve our customers globally and to increase our global competitiveness from a manufacturing, engineering and sourcing standpoint. We currently support our global operations with more than 100 manufacturing and engineering facilities located in 20 low-cost countries. We have aggressively pursued this strategy by selectively increasing our vertical integration capabilities and expanding our component manufacturing capacity in Mexico, Eastern Europe, Africa and Asia. Furthermore, we have expanded our low-cost engineering capabilities in China, India and the Philippines.

•	Focus on Core Capabilities, Selective Vertical Integration and Investments in Technology. We are focused on seat and electrical power management systems and components where we can provide value to our customers. We are able to provide integrated solutions in these core segments with global capabilities in the design, development, engineering, integration and production of complete system architectures that can be utilized across vehicle platforms at significant cost savings to our customers. The opportunity to strengthen our global leadership position in these segments exists as we develop new capabilities and innovations, as well as offer increased value to our customers through the selective vertical integration of key components. We have complete design, development, engineering, integration and production capabilities in the full complement of critical components in both our seating and electrical power management segments. See “— Products” for further information regarding our two product operating segments.

In our seating segment, we offer complete seat integration capabilities, managing the supply of the entire seat system from design and development to just-in-time assembly and delivery, as well as key seat component capabilities, leveraging our proprietary technologies and low-cost engineering and manufacturing footprint. In this segment, we are focused on increasing our capabilities in key components, such as seat mechanisms and structures, seat trim covers, seat foam and other products, including fabric, leather and headrests. By incorporating these key components into our fully assembled seat systems, we are able to provide the highest quality product at the lowest total cost. We are also focused on providing the latest innovations and technologies, which meet or exceed the requirements of the automotive manufacturers and their customers, at an affordable cost. We provide industry-leading safety features, such as ProTec® PLuS, our second generation of self-aligning head restraints that significantly reduce whiplash injuries. We are currently creating lightweight and environmentally friendly seating solutions by capitalizing on the application of technologies, such as our Dynamic Environmental Comfort Systemtm and our SoyFoamtm products, which feature low-mass, high-function and recyclable materials and designs. We also offer numerous flexible seating configurations that meet a wide range of customer requirements. We have leveraged our global scale and product expertise to develop common seat architectures. Such architectures allow us to leverage our global design, development and engineering capabilities and cost structure to deliver an end product with leading technology, quality and craftsmanship.

In our electrical power management segment, there is opportunity to increase our market share by leveraging our expertise in electrical power management architectures and our capabilities in core products, such as wire harnesses, terminals and connectors, junction boxes and body control modules. Our expertise and capabilities allow us to provide integrated electrical power management systems and key components on a global basis, at a lower cost and with superior functionality. We believe that the market for these products will continue to grow in step with the growth of electrical content in vehicles. In our electrical power management segment, we have developed new products for the rapidly growing hybrid and electric vehicle market by leveraging our core competency in electrical power management architectures. In addition to the high-power connection systems and on-board battery chargers for which we have established technical leadership, we are well-positioned to increase our offerings of key electrical power management products for the future hybrid and electric vehicle market. Our progress in this rapidly growing area is evidenced by recent program awards for hybrid and electric vehicle components for new models from

Daimler, Renault, General Motors (including the Chevrolet Volt extended range electric vehicle), BMW, Nissan and Land Rover, as well as emerging automotive manufacturers such as Fisker and Coda Automotive. We have over 100 vehicles being validated with our high-power systems.

•	Enhance and Diversify Strong Customer Relationships through Operational Excellence. We maintain relationships with every major global automotive manufacturer and are rapidly growing relationships with local automotive manufacturers in growth markets, such as China and India. In 2009, approximately 70% of our net sales were generated outside of North America. Our strategy is to continue to enhance these relationships and diversify our net sales on a regional, customer and vehicle segment basis. We believe that the long-standing and strong relationships that we have built with our customers are a significant competitive advantage that allows us to act as integral partners in identifying business opportunities and to anticipate the needs of our customers.

Enhancing such relationships is dependent on maintaining operational excellence which drives outstanding quality and service for our customers. Quality continues to be a differentiating factor in the eyes of the consumer and a competitive cost factor for our customers. We are dedicated to providing superior customer service and to maintaining a reputation for providing world-class quality at competitive prices. We maintain and improve the quality of our products and services through our ongoing initiatives. For our efforts, we continue to receive recognition from our customers and other industry sources. In 2009, these include Supplier of the Year from General Motors for the sixth consecutive year, as well as recognition from every major automotive manufacturer that we serve globally. We have ranked as the Highest Quality Major Seat Manufacturer in the J.D. Power and Associates Seat Quality and Satisfaction Studysm for eight of the last nine years. We also provide superior customer service through our world-class product development processes and program management capabilities. We leverage our program management skills and experience to help create value for our customers throughout the entire vehicle life cycle and support outstanding execution during the launch of new programs.

Providing low-cost, innovative solutions is also critical to enhancing our customer relationships. We are focused on the efficiency of our manufacturing operations and on identifying opportunities to reduce our overall cost structure. We manage our cost structure, in part, through continuous improvement and productivity initiatives, as well as initiatives that promote and enhance the sharing of technology, engineering, purchasing and capital investments across customer platforms and geographic regions. In response to the economic recession in the U.S. and global economies and dramatically lower automotive production levels, we expanded our restructuring actions to further eliminate excess capacity, lower our operating costs and better align our manufacturing footprint with the changing needs of our customers. Our restructuring strategy includes initiatives to utilize and expand our low-cost country engineering and manufacturing footprint, leverage our global scale and capabilities and lower our product costs through the selective vertical integration of key components. Since 2005, we have closed 35 manufacturing and 10 administrative facilities and located more than 50% of our total facilities and 75% of our employment in 20 low-cost countries. We believe that we can continue to diversify our sales through our focus on customer service, as well as the application of operational excellence disciplines and the resulting customer benefits of superior quality and cost.

Products

We conduct our business in two product operating segments: seat and electrical power management systems. The seating segment includes seat systems and related components. The electrical power management segment includes traditional wiring and power management systems, as well as emerging high-power and hybrid electrical systems. Key components that allow us to route electrical signals and manage electrical power within a vehicle include wiring harnesses, terminals and connectors, junction boxes, electronic control modules and wireless remote control devices, such as key fobs. In addition, we have niche capability in certain complementary electronic components, such as radio amplifiers, audio sound systems, lighting modules and selected in-vehicle audio/visual entertainment systems. In 2006 and 2007, we divested substantially all of the assets of our interior segment. The interior segment included instrument panels and cockpit systems, headliners and overhead systems, door panels, flooring and acoustic systems and other interior products. Net sales by product segment as a percentage of total net sales is shown below:

For the Year Ended December 31,	2009	2008	2007

Seating	80%	79%	76%
Electrical power management	20	21	20
Interior	—	—	4

For further information related to our reportable operating segments, see Note 16, “Segment Reporting,” to the consolidated financial statements included in this Report.

•	Seating. The seating segment consists of the design, manufacture, assembly and supply of vehicle seating requirements. We produce seat systems for automobiles and light trucks that are fully assembled and ready for installation. In all cases, seat systems are designed and engineered for specific vehicle models or platforms. We have developed modular seat architectures for both front and rear seats, whereby we utilize pre-developed, modular design concepts to build a program-specific seat, incorporating the latest performance requirements and safety technology, in a shorter period of time, thereby assisting our customers in achieving a faster time-to-market. Seat systems are designed to achieve maximum passenger comfort by adding a wide range of manual and power features, such as lumbar supports, cushion and back bolsters and leg supports. We also produce components that comprise the seat assemblies, such as seat structures and mechanisms, seat trim covers, headrests and seat foam.

As a result of our strong product design and technology capabilities, we are a leader in the design of seats with enhanced safety and convenience features. For example, our ProTec® PLuS Self-Aligning Head Restraint is an advancement in seat safety features. By integrating the head restraint with the lumbar support, the occupant’s head is supported earlier and for a longer period of time in a rear-impact collision, potentially reducing the risk of injury. We also supply ECO and EVO lightweight seat structures which have been designed to accommodate our customers’ needs for all market segments, from emerging to mature, and incorporate our ultra lightweight seat adjustment mechanisms. To address the increasing focus on craftsmanship, we have developed concave seat contours that eliminate wrinkles and provide improved styling. We are also satisfying our customers’ growing demand for reconfigurable and lightweight seats with our thin profile rear seat and our stadium slide seat system. For example, General Motors’ full-size sport utility vehicles and full-size pickups use our reconfigurable seat technology, and General Motors’ full-size sport utility vehicles, as well as the Ford Explorer, use our thin profile rear seat technology for their third row seats. Additionally, our LeanProfiletm seats incorporate the next generation of low-mass, high-function and environmentally friendly features, and our Dynamic Environmental Comfort Systemtm can offer weight reductions of 30% — 40%, as compared to current foam seat designs, and utilizes environmentally friendly materials, which reduce carbon dioxide emissions. Our seating products also reflect our environmental focus. For example, in addition to our Dynamic Environmental Comfort Systemtm, our SoyFoamtm seats, which are used in the Ford Mustang, are up to 24% renewable, as compared to nonrenewable, petroleum-based foam seats.

•	Electrical Power Management. The electrical power management segment consists of the manufacture, assembly and supply of traditional electrical power management systems and components, as well as a new generation of high-power and hybrid electrical systems and components. With the increase in the number of electrical and electronically controlled functions and features on the vehicle, there is an increasing focus on the improvement of the functionality of the vehicle’s electrical architecture. We are able to provide our customers with design and engineering solutions and manufactured systems, modules and components that optimally integrate the entire electrical distribution system, consisting of wiring, terminals and connectors, junction boxes and electronic modules, within the overall architecture of the vehicle. This integration can reduce the overall system cost and weight and improve the reliability and packaging by reducing the number of wires and terminals and connectors normally required to manage electrical power and signal distribution within a vehicle. For example, our integrated seat adjuster module has twenty-four fewer cut circuits and five fewer connectors, weighs one-half pound less and costs 20% less than a traditional separated electronic control unit and seat wiring system. In addition, our smart junction box expands the traditional junction box functionality by utilizing printed circuit board technologies, which allows additional function integration.

To support growth opportunities in the hybrid and electric vehicle market, we opened our High Power Global Center of Excellence in 2008, which is dedicated to the development of high-power wiring, terminals and connectors and high-power and hybrid electrical systems and components. Additionally, we will supply one or more high-power systems or components, including high voltage wire harnesses, custom terminals and connectors, Smart Connectortm technology, battery chargers and voltage quality modules, for new models from Daimler, Renault and General Motors (including the Chevrolet Volt extended range electric vehicle), BMW, Nissan, Land Rover and Coda Automotive.

Our electrical power management products can be grouped into two categories:

•	Electrical Distribution and Power Management Systems. Electrical distribution and power management systems are comprised primarily of wire harness assemblies, terminals and connectors and control modules, including junction boxes and fuse boxes. Wire harness assemblies consist of a collection of wiring and terminals and connectors that connect all of the various electrical and electronic devices within the vehicle to each other and/or to a power source. Fuse boxes are centrally located boxes within the vehicle that contain fuses and/or relays for circuit and device protection, as well as for power distribution. Junction boxes serve as a connection point for multiple wire harness assemblies. They may also contain fuses and/or relays for circuit and device protection.

Further, smart junction boxes are junction boxes with integrated electronic functionality often contained in other body control modules. Smart junction boxes eliminate interconnections, increase overall system reliability and can reduce the number of electronic modules within the vehicle. Certain vehicles may have two or three smart junction boxes linked as a multiplexed buss line. Body control modules control various interior comfort and convenience features. These body control modules may consolidate multiple functions into a single module or may focus on a specific function or part of the car interior, such as the integrated seat adjuster module or the integrated door module. The integrated seat adjuster module combines the controls for seat adjustment, power lumbar support, memory function and seat heating and ventilation. The integrated door module combines the controls for window lift, door lock, power mirror and seat heating and ventilation.

Lastly, wireless products send and receive signals using radio frequency technology. Our wireless systems include passive entry systems, dual range/dual function remote keyless entry systems and tire pressure monitoring systems. Passive entry systems allow the vehicle operator to unlock the door without using a key or physically activating a remote keyless fob. Dual range/dual function remote keyless entry systems allow a single transmitter to perform multiple functions. For example, our Car2Utm remote keyless entry system can control and display the status of the vehicle, such as starting the engine, locking and unlocking the doors, opening the trunk and setting the cabin temperature. In addition, dual range/dual function remote keyless entry systems combine remote keyless operations with vehicle immobilizer capability. Our tire pressure monitoring system, known as the Lear Intellitire® Tire Pressure Monitoring System, alerts drivers when a tire has low pressure. We have received production awards for Intellitire® from Ford for many of its North American vehicles and from Hyundai for several of its models. Automotive manufacturers are required to have tire pressure monitoring systems on all new vehicles sold in the United States.

•	Specialty Electronics. Our lighting control module integrates electronic control logic and diagnostics with the headlamp switch. Entertainment products include radio amplifiers, sound systems, in-vehicle television tuner modules and floor-, seat- or center console-mounted Media Console with a flip-up screen that provides DVD and video game viewing for back-seat passengers.

Manufacturing

A description of the manufacturing processes for our two operating segments is set forth below.

•	Seating. Our seat assembly facilities generally use just-in-time manufacturing techniques, and products are delivered to the automotive manufacturers on a just-in-time basis, matching our customers’ exact build specifications for a particular day and shift, thereby reducing inventory levels. These facilities are typically located adjacent to or near our customers’ manufacturing and assembly sites. Our seat components, including mechanisms, seat trim covers and seat foam, are manufactured in batches, utilizing facilities in low-cost regions. The principal raw materials used in our seat systems, including steel, foam chemicals and leather hides, are generally available and obtained from multiple suppliers under various types of supply agreements. Fabric, foam, seat frames, mechanisms and certain other components are either manufactured internally or purchased from multiple suppliers under various types of supply agreements. The majority of our steel purchases are comprised of components that are integrated into a seat system, such as seat frames, mechanisms and mechanical components. Therefore, our exposure to changes in steel prices is primarily indirect, through these purchased components. We utilize a combination of short-term and long-term supply contracts to purchase key components. We generally retain the right to terminate these agreements if our supplier does not remain competitive in terms of cost, quality, delivery, technology or customer support.

•	Electrical Power Management. Electrical power management systems are networks of wiring and associated control devices that route electrical signals and manage electrical power within a vehicle. Wire harness assemblies consist of raw, coiled wire, which is automatically cut to length and terminated. Individual circuits are assembled together on a jig or table, inserted into connectors and wrapped or taped to form wire harness assemblies. Substantially all of our materials are purchased from suppliers, with the exception of a portion of the terminals and connectors that are produced internally. The majority of our copper purchases are comprised of extruded wire that is integrated into electrical wire. Certain materials are available from a limited number of suppliers. Supply agreements typically last for up to one year, and our copper wire contracts are generally subject to price index agreements. The assembly process is labor intensive, and as a result, production is generally performed in low-cost labor sites in Mexico, Honduras, Eastern Europe, Africa, China and the Philippines.

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

While we internally manufacture many of the components that are described above, a substantial portion of these components are furnished by independent, tier II automotive suppliers and other vendors throughout the world. In certain instances, it would be difficult and expensive for us to change suppliers of products and services that are critical to our business. With the continued decline in the automotive production of our key customers and substantial and continuing pressures to reduce costs, certain of our suppliers are experiencing, or may experience, financial difficulties. We seek to proactively manage our supplier relationships to minimize any significant disruptions of our operations. However, adverse developments affecting one or more of our major suppliers, including certain sole-source suppliers, could negatively impact our operating results. See Item 1A, “Risk Factors — The financial distress of our major customers and/or within our supply base could adversely affect our financial condition, operating results and cash flows.”

Customers

We serve the worldwide automotive and light truck market, which produced approximately 57 million vehicles in 2009. We have automotive content on approximately 300 vehicle nameplates worldwide, and our major automotive manufacturing customers (including customers of our non-consolidated joint ventures) currently include:

• BMW	• ChangAn	• Chery	• Chrysler
• Daimler	• Dongfeng	• Fiat	• First Autoworks
• Ford	• GAZ	• Geely	• General Motors
• Honda	• Hyundai	• Isuzu	• Jaguar
• Land Rover	• Mahindra & Mahindra	• Mazda	• Mitsubishi
• Nissan	• Porsche	• PSA	• Renault
• Saab	• Subaru	• Suzuki	• Tata
• Toyota	• Volkswagen	• Volvo

In 2009, General Motors and Ford, two of the largest automotive and light truck manufacturers in the world, together accounted for approximately 36% of our net sales, excluding net sales to Saab and Volvo, which are affiliates of General Motors and Ford. General Motors and Ford are pursuing the divestiture of Saab and Volvo, respectively. Inclusive of these affiliates, General Motors and Ford accounted for approximately 20% and 19%, respectively, of our net sales in 2009. In addition, BMW accounted for approximately 12% of our net sales in 2009. For further information related to our customers and domestic and foreign sales and operations, see Note 16, “Segment Reporting,” to the consolidated financial statements included in this Report.

We receive purchase orders from our customers that generally provide for the supply of a customer’s annual requirements for a particular vehicle model, or in some cases, for the supply of a customer’s requirements for the production life of a particular vehicle model, rather than for the purchase of a specified quantity of products. Although most purchase orders may be terminated by our customers at any time, such terminations have been minimal and have not had a material impact on our operating results. Our primary risks are that an automotive manufacturer will produce fewer units of a vehicle model than anticipated or that an automotive manufacturer will not award us a replacement program following the life of a vehicle model. In order to reduce our reliance on any one vehicle model, we produce automotive systems and components for a broad cross-section of both new and established models. However, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating performance.

Our agreements with our major customers generally provide for an annual productivity cost reduction. Historically, cost reductions through product design changes, increased productivity and similar programs with our suppliers have generally offset these customer-imposed productivity cost reduction requirements. However, in recent years, unprecedented increases and volatility in raw material, energy and commodity costs had a material adverse impact on our operating results and made it more difficult to offset these productivity cost reduction requirements. While we have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, these strategies typically offset only a portion of the adverse impact. Although raw material, energy and commodity costs have recently moderated, these costs remain volatile, and no assurance can be given that we will be able to achieve such customer-imposed cost reduction targets in the future. In addition, we are exposed to increasing market risk associated with fluctuations in foreign exchange as a result of our low-cost footprint and vertical integration strategies. We intend to use derivative financial instruments to manage our exposure to fluctuations in foreign exchange.

Technology

Advanced technology development is conducted worldwide at our six advanced technology centers and at our product engineering centers. At these centers, we engineer our products to comply with applicable safety standards, meet quality and durability standards, respond to environmental conditions and conform to customer and consumer requirements. Our global innovation and technology center located in Southfield, Michigan, develops and integrates new concepts and is our central location for consumer research, benchmarking, craftsmanship and industrial design activity. Our High Power Global Center of Excellence, also located in Southfield, Michigan, supports growth opportunities in the hybrid and electric vehicle market through the development of high-power and hybrid electrical systems and components.

One area of significant emerging technology that we are active in is electrical power management systems and components for the hybrid and electric vehicle market. We offer a product portfolio of stand-alone and fully integrated solutions for our customers’ future hybrid and electric vehicles. Our systems and components have achieved industry leading efficiency, packaging and reliability. We have over 100 patents and patents pending in our high-power product segment, and our product portfolio includes the following:

•	High-power charging systems comprised of on/off board chargers, a family of charge cord sets, fast charge stations and charge receptacles and couplers.

•	High-power distribution systems including high voltage wire harnesses found throughout the vehicle and battery pack, high-power terminals and connectors (designed to carry high amounts of electric current, to be packaged tightly and to provide proper sealing, high-use reliability and ease of use for the consumer) and battery disconnect units, as well as manual service disconnects.

•	Energy management systems including DC-DC converters, battery monitoring systems, dual storage management units and our patent-pending integrated power module, which integrates the functionality of charging and energy management for an efficient solution for the upcoming generation of plug-in hybrid and electric vehicles.

We have developed independent brand and marketing strategies for our product segments and focused our efforts in three principal areas: (i) where we have a competitive advantage, such as our flexible seat architectures, our industry-leading ProTec® products, including our self-aligning head restraints, and our leading electronic technology, including our solid state junction boxes, (ii) where we perceive that there is a significant market opportunity, such as electrical products for the hybrid and electric vehicle market, and (iii) where we can contribute the most to the next generation of more fuel efficient and environmentally friendly vehicles, such as our alternative lightweight, low-mass products, including SoyFoamtm and Dynamic Environmental Comfort Systemtm.

We have developed a number of innovative products and features focused on increasing value to our customers, such as interior control and entertainment systems, which include sound systems and family entertainment systems, and wireless systems, which include remote keyless entry. In addition, we incorporate many convenience, comfort and safety features into our designs, including advanced whiplash concepts, integrated restraint seat systems (3-point and 4-point integrated belt systems), side impact airbags and integrated child restraint seats. We also invest in our computer-aided engineering design and computer-aided manufacturing systems. Recent enhancements to these systems include advanced acoustic modeling and analysis capabilities and the enhancement of our research and design website. Our research and design website is a tool used for global customer telecommunications, technology communications, collaboration and the direct exchange of digital assets.

We continue to develop new products and technologies, including solid state smart junction boxes and new radio-frequency products like our Car2Utm Home Automation System, as well as high-end electronics for the premier luxury automotive manufacturers around the world, such as gateway signal-routing modules, exterior and interior lighting controls and other highly integrated electronic body modules. Solid state smart junction boxes represent a significant improvement over existing smart junction box technology because they replace the relatively large fuses and relays with solid state drivers. Importantly, the technology enables the integration of additional feature content into the smart junction box. This technology and integration result in a sizable cost reduction for the electrical system. We have also created certain brand identities, which identify our products for our customers, including the ProTec® brand of products optimized for interior safety, the Aventinotm collection of premium automotive leather and the EnviroTectm brand of environmentally friendly products, such as Soy Foamtm.

We also have state-of-the-art testing, instrumentation and data analysis capabilities. We own an industry-leading seat validation test center featuring crashworthiness, durability and full acoustic and sound quality testing capabilities. Together with computer-controlled data acquisition and analysis capabilities, this center provides precisely controlled laboratory conditions for sophisticated testing of parts, materials and systems. We also maintain electromagnetic compatibility labs at several of our electrical facilities, where we develop and test electronic products for compliance with government requirements and customer specifications.

Worldwide, we hold many patents and patent applications pending. While we believe that our patent portfolio is a valuable asset, no individual patent or group of patents is critical to the success of our business. We also license selected technologies to automotive manufacturers and to other automotive suppliers. We continually strive to identify and implement new technologies for use in the design and development of our products.

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

We have dedicated, and will continue to dedicate, resources to engineering and development. Engineering and development costs incurred in connection with the development of new products and manufacturing methods more than one year prior to launch, to the extent not recoverable from our customers, are charged to selling, general and administrative expenses as incurred. These costs amounted to approximately $83 million, $113 million and $135 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Joint Ventures and Noncontrolling Interests

We form joint ventures in order to gain entry into new markets, facilitate the exchange of technical information, expand our product offerings and broaden our customer base. In particular, we believe that certain joint ventures have provided us, and will continue to provide us, with the opportunity to expand our business relationships with Asian automotive manufacturers.

We currently have 27 operating joint ventures located in 19 countries. Of these joint ventures, ten are consolidated and 17 are accounted for using the equity method of accounting; and 16 operate in Asia, seven operate in North America (including three that are dedicated to serving Asian automotive manufacturers) and four operate in Europe or Africa. Net sales of our consolidated joint ventures accounted for approximately 11% of our net sales in 2009. As of December 31, 2009, our investments in non-consolidated joint ventures totaled $139 million, and net sales of our non-consolidated joint ventures totaled $3.2 billion. For further information related to our joint ventures, see Note 8, “Investments in Affiliates and Other Related Party Transactions,” to the consolidated financial statements included in this Report.

In 2006, we completed the contribution of substantially all of our European interior business to International Automotive Components Group, LLC (“IAC Europe”), a joint venture with affiliates of WL Ross & Co. LLC (“WL Ross”) and Franklin Mutual Advisers, LLC (“Franklin”), in exchange for an approximately one-third equity interest in IAC Europe. In 2009, as a result of an equity transaction between IAC Europe and one of our joint venture partners, our equity interest in IAC Europe decreased to 30.45%, and we recognized an impairment charge of $27 million related to our investment.

In March 2007, we completed the transfer of substantially all of the assets of our North American interior business (as well as our interests in two China joint ventures) to International Automotive Components Group North America, Inc. In addition, one of our wholly owned subsidiaries obtained an equity interest in International Automotive Components Group North America, LLC (“IAC North America”), a separate joint venture with affiliates of WL Ross and Franklin. In October 2007, IAC North America completed the acquisition of the soft trim division of Collins & Aikman Corporation. After giving effect to these transactions, we own 18.75% of the total outstanding shares of common stock of IAC North America. In 2008, as a result of rapidly deteriorating industry conditions, we recognized an impairment charge of $34 million related to our investment.

For a further discussion of these impairment charges, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters — Impairment of Investments in Affiliates.” We have no further funding obligations with respect to IAC Europe and IAC North America. Therefore, in the event that either of these joint ventures requires additional capital to fund its operations, our equity ownership percentage will likely be diluted.

Competition

Within each of our operating segments, we compete with a variety of independent suppliers and automotive manufacturer in-house operations, primarily on the basis of cost, quality, technology, delivery and service. A summary of our primary competitors is set forth below.

•	Seating. We are one of two primary independent suppliers in the global complete seat systems market. Our primary independent competitor globally is Johnson Controls. Faurecia, Toyota Boshoku, TS Tech Co., Ltd. and Magna International Inc. are also significant competitors with varying market presence depending on the region, country or automotive manufacturer. PSA, Toyota and Honda hold equity ownership positions in Faurecia, Toyota Boshoku and TS Tech Co., Ltd., respectively. Other automotive manufacturers, such as Volkswagen and Hyundai, maintain a presence in the seat systems market through wholly owned companies or in-house operations. In seat components, we compete with the aforementioned seat systems suppliers, as well as specialists in particular components with presence primarily in specific regions.

•	Electrical Power Management. We are one of the leading independent suppliers of automotive electrical power management systems in North America and Europe. Our major competitors in these markets include Delphi, Yazaki, Sumitomo and Leoni. Our competition in specific electrical distribution and power management component areas includes suppliers of terminals and connectors, such as Tyco Electronics, Molex and FCI, as well as suppliers of automotive electronics, such as Alps, Bosch, Continental, Delphi, Denso, Hella, Kostal, Omron, TRW, Tokai Rika, Valeo and others.

As the automotive supplier industry becomes increasingly global, certain of our European and Asian competitors have begun to establish a stronger presence in North America, which is likely to increase competition in this region.

Seasonality

Our principal operations are directly related to the automotive industry. Consequently, we may experience seasonal fluctuations to the extent automotive vehicle production slows, such as in the summer months when plants close for model year changeovers and vacations or during periods of high vehicle inventory. See Note 18, “Quarterly Financial Data,” to the consolidated financial statements included in this Report.

Employees

As of December 31, 2009, we employed approximately 75,000 people worldwide, including approximately 5,000 people in the United States and Canada, approximately 26,000 in Mexico and Central America, approximately 27,000 in Europe and approximately 17,000 in other regions of the world. A substantial number of our employees are members of unions. We have collective bargaining agreements with several unions, including the United Auto Workers, the Canadian Auto Workers, UNITE and the International Association of Machinists and Aerospace Workers. All of our unionized facilities in the United States and Canada have a separate agreement with the union that represents the workers at such facilities, with each such agreement having an expiration date that is independent of other collective bargaining agreements. The majority of our European and Mexican employees are members of industrial trade union organizations and confederations within their respective countries. Many of these organizations and confederations operate under national contracts, which are not specific to any one employer. We have occasionally experienced labor disputes at our plants. We have been able to resolve all such labor disputes and believe our relations with our employees are generally good. See Item 1A, “Risk Factors — A significant labor dispute involving us or one or more of our customers or suppliers or that could otherwise affect our operations could reduce our sales and harm our profitability,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements.”

Environmental Matters

We are subject to local, state, federal and foreign laws, regulations and ordinances which govern activities or operations that may have adverse environmental effects and which impose liability for clean-up costs resulting from past spills, disposals or other releases of hazardous wastes and environmental compliance. For a description of our outstanding environmental matters and other legal proceedings, see Note 15, “Commitments and Contingencies,” to the consolidated financial statements included in this Report.

In addition, our customers are subject to significant environmentally focused state, federal and foreign laws and regulations that regulate vehicle emissions, fuel economy and other matters related to the environmental impact of vehicles. To the extent that such laws and regulations ultimately increase or decrease automotive vehicle production, such laws and regulations would likely impact our business. See Item 1A, “Risk Factors — Risk Related to Our Business.”

Furthermore, we currently offer products with environmentally friendly features, and our expertise and capabilities are allowing us to expand our product offerings in this area. See “— Strategy” and “— Products.” We will continue to monitor emerging developments in this area.

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

Our business, financial condition, operating results and cash flows may be impacted by a number of factors. In addition to the factors affecting specific business operations identified in connection with the description and the financial results of these operations elsewhere in this Report, the most significant factors affecting our operations include the following:

Risks Related to Our Business

•	Continued decline in the production levels of our major customers could adversely affect our financial condition, reduce our sales and harm our profitability.

Demand for our products is directly related to the automotive vehicle production of our major customers. Automotive sales and production can be affected by general economic or industry conditions, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, availability and cost of credit and other factors. The global automotive industry is characterized by significant overcapacity and fierce competition among our automotive manufacturer customers. We expect these challenging industry conditions to continue in the foreseeable future. The automotive industry in 2009 was severely affected by the turmoil in the global credit markets and the economic recession in the U.S. and global economies. These conditions had a dramatic impact on consumer vehicle demand in 2009, resulting in the lowest per capita sales rates in the United States in half a century and lower global automotive production for the second consecutive year following six consecutive years of steady growth. During 2009, North American light vehicle industry production declined by approximately 32% from 2008 levels to 8.5 million units and was down more than 50% from peak levels in 2000. European light vehicle industry production declined by approximately 17% from 2008 levels to 15.7 million units and was down 22% from peak levels in 2007.

While we are pursuing a strategy of aggressively expanding our sales and operations in Asia to offset these declines, no assurance can be given as to how successful we will be in doing so. As a result, lower production levels by our major customers, particularly with respect to models for which we are a significant supplier, could adversely affect our financial condition, reduce our sales and harm our profitability, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our capital stock.

•	The financial distress of our major customers and/or within our supply base could adversely affect our financial condition, operating results and cash flows.

After sustained market share and operating losses in recent years, 2009 was a pivotal year for our two largest customers, General Motors and Ford. Vehicle production for General Motors and Ford declined in North America by 44% and 16%, respectively. In Europe, vehicle production followed similar trends for both customers. As a result, General Motors and Ford initiated strategic actions within their businesses, accelerated and broadened both operational and financial restructuring plans and sought direct or indirect governmental support. On June 1, 2009, General Motors and certain of its U.S. subsidiaries filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) as part of a U.S. government supported plan of reorganization. On July 10,

2009, General Motors sold substantially all of its assets to a new entity, General Motors Company, funded by the U.S. Department of the Treasury and emerged from bankruptcy proceedings. General Motors also pursued strategic transactions and government support for its Opel and Saab units in Europe. On December 23, 2009, Ford announced the settlement of all substantial commercial terms with respect to the sale of its Volvo unit in Europe to Geely, a Chinese automotive manufacturer. In addition, on April 30, 2009, Chrysler filed for bankruptcy protection under Chapter 11 as part of a U.S. government supported plan of reorganization. On June 10, 2009, Chrysler announced its emergence from bankruptcy proceedings and the consummation of a new global strategic alliance with Fiat. In 2009, less than 2% of our net sales were to Chrysler. Although General Motors Company and Chrysler emerged from bankruptcy proceedings, the prospects of our U.S. customers remain uncertain.

Our supply base has also been adversely affected by the current industry environment. Lower global automotive production, turmoil in the credit markets and extreme volatility over the past several years in raw material, energy and commodity costs have resulted in financial distress within our supply base and an increase in the risk of supply disruption. In addition, several automotive suppliers have filed for bankruptcy protection or have ceased operations. In response, we have provided financial support to distressed suppliers and have taken other measures to ensure uninterrupted production. While we have developed and implemented strategies to mitigate these factors, these strategies have offset only a portion of the adverse impact. The continuation or worsening of these industry conditions could adversely affect our financial condition, operating results and cash flows, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our capital stock.

•	The discontinuation of, the loss of business with respect to or a lack of commercial success of a particular vehicle model for which we are a significant supplier could reduce our sales and harm our profitability.

Although we have purchase orders from many of our customers, these purchase orders generally provide for the supply of a customer’s annual requirements for a particular vehicle model and assembly plant, or in some cases, for the supply of a customer’s requirements for the life of a particular vehicle model, rather than for the purchase of a specific quantity of products. In addition, it is possible that customers could elect to manufacture components internally that are currently produced by external suppliers, such as us. The discontinuation of, the loss of business with respect to or a lack of commercial success of a particular vehicle model for which we are a significant supplier could reduce our sales and harm our profitability, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our capital stock.

•	Our inability to achieve product cost reductions which offset customer-imposed price reductions could harm our profitability.

Our customers require us to reduce our prices and, at the same time, assume significant responsibility for the design, development and engineering of our products. Our profitability is largely dependent on our ability to achieve product cost reductions through restructuring actions, manufacturing efficiencies, product design enhancement and supply chain management. We also seek to enhance our profitability by investing in technology, design capabilities and new product initiatives that respond to the needs of our customers and consumers. We continually evaluate operational and strategic alternatives to align our business with the changing needs of our customers, improve our business structure and lower our operating costs. Our inability to achieve product cost reductions which offset customer-imposed price reductions could harm our profitability, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our capital stock.

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

Expanding our sales and operations in Asia is an important element of our strategy. In addition, our strategy includes increasing our European market share and expanding our manufacturing operations in lower-cost regions. As a result, our exposure to the risks described above is substantial. The likelihood of such occurrences and their potential effect on us vary from country to country and are unpredictable. However, any such occurrences could be harmful to our business and our profitability, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our capital stock.

•	High raw material costs could continue to have an adverse impact on our profitability.

Raw material, energy and commodity costs have been extremely volatile over the past several years. While we have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Although raw material, energy and commodity costs have recently moderated, these costs remain volatile and could have an adverse impact on our profitability in the foreseeable future. In addition, no assurance can be given that cost increases will not have a larger adverse impact on our financial condition and profitability than currently anticipated.

•	A significant labor dispute involving us or one or more of our customers or suppliers or that could otherwise affect our operations could reduce our sales and harm our profitability.

A substantial number of our employees and the employees of our largest customers and suppliers are members of industrial trade unions and are employed under the terms of collective bargaining agreements. All of our unionized facilities in the United States and Canada have a separate agreement with the union that represents the workers at such facilities, with each such agreement having an expiration date that is independent of other collective bargaining agreements. We have collective bargaining agreements covering approximately 52,000 employees globally. Within the United States and Canada, contracts covering approximately 23% of our unionized workforce are scheduled to expire during 2010. A labor dispute involving us or one or more of our customers or suppliers or that could otherwise affect our operations could reduce our sales and harm our profitability, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our capital stock. A labor dispute involving another supplier to our customers that results in a slowdown or a closure of our customers’ assembly plants where our products are included in the assembled vehicles could also adversely affect our business and harm our profitability. In addition, the inability by us or any of our customers, our suppliers or our customers’ other suppliers to negotiate an extension of a collective bargaining agreement upon its expiration could reduce our sales and harm our profitability. Significant increases in labor costs as a result of the renegotiation of collective bargaining agreements could also adversely affect our business and harm our profitability.

•	Adverse developments affecting one or more of our major suppliers could harm our profitability.

We obtain components and other products and services from numerous tier II automotive suppliers and other vendors throughout the world. In certain instances, it would be difficult and expensive for us to change suppliers of products and services that are critical to our business. In addition, our customers designate many of our suppliers, and as a result, we do not always have the ability to change suppliers. With the continued decline in the automotive production of our key customers and substantial and continuing pressures to reduce costs, certain of our suppliers are experiencing, or may experience, financial difficulties. Any significant disruption in our supplier relationships, including relationships with certain sole-source suppliers, could harm our profitability, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our capital stock.

•	Our existing indebtedness and volatility in the global capital and financial markets could restrict our business activities and have an adverse affect on our business, financial condition and results of operations.

As of December 31, 2009, we had $972 million of outstanding indebtedness, including $550 million in aggregate principal amount under the second lien credit facility which matures on November 9, 2012, and $375 million in aggregate principal amount under the first lien credit facility which matures on November 9, 2014. However, if the second lien credit agreement is not refinanced prior to three months before its maturity, the maturity of the first lien credit facility will be adjusted automatically to three months before the maturity of the second lien credit facility. Our inability to refinance or otherwise repay such indebtedness could result in a decline in the value of our capital stock.

In addition, we may periodically require access to the capital and financial markets as a source of liquidity for our capital and operating requirements that cannot be satisfied with cash on hand or operating cash flows. Our inability to generate sufficient cash flow to satisfy our existing debt obligations, to refinance our existing debt obligations or to access capital and financial markets on commercially reasonable terms could have an adverse affect of our business, financial condition and results of operations.

Our existing indebtedness and volatility in the global capital and financial markets could:

•	make it more difficult for us to satisfy our obligations under our indebtedness;

•	limit our ability to borrow money to fund working capital, capital expenditure, debt service, product development or other corporate requirements;

•	require us to dedicate a substantial portion of our cash flow to payments on our indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditure, product development and other corporate requirements;

•	increase our vulnerability to general adverse industry and economic conditions;

•	limit our ability to respond to business opportunities; and

•	subject us to financial and other restrictive covenants, the failure of which to satisfy could result in a default under our indebtedness.

•	Significant changes in discount rates, the actual return on pension assets and other factors could adversely affect our liquidity, financial condition and results of operations.

Our earnings may be positively or negatively impacted by the amount of income or expense recorded related to our qualified pension plans. Accounting principles generally accepted in the United States (“GAAP”) require that income or expense related to the pension plans be calculated at the annual measurement date using actuarial calculations, which reflect certain assumptions. The most significant of these assumptions relate to interest rates, the capital markets and other economic conditions. Changes in key economic indicators can change these assumptions. These assumptions, as well as the actual value of pension assets at the measurement date, will impact the calculation of pension expense for the year. Although GAAP expense and pension contributions are not directly related, the key economic indicators that affect GAAP expense also affect the amount of cash that we will contribute to our pension plans. Because the values of these pension assets have fluctuated and will continue to fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods, the impact on the funded status of the pension plans and the future minimum required contributions, if any, could adversely affect our liquidity, financial condition and results of operations, but such impact cannot be determined at this time.

•	Impairment charges relating to our goodwill and long-lived assets could adversely affect our results of operations.

We regularly monitor our goodwill and long-lived assets for impairment indicators. In conducting our goodwill impairment testing, we compare the fair value of each of our reporting units to the related net book value. In conducting our impairment analysis of long-lived assets, we compare the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. Changes in economic or operating conditions impacting our estimates and assumptions could result in the impairment of our goodwill or long-lived assets. In the event that we determine that our goodwill or long-lived assets are impaired, we may be required to record a significant charge to earnings that could adversely affect our results of operations.

•	Our failure to execute our strategic objectives could adversely affect our business.

Our financial performance and profitability depend in part on our ability to successfully execute our strategic objectives. Our corporate strategy involves, among other things, leveraging our global presence and expanding our low-cost footprint, focusing on our core capabilities, selective vertical integration and investments in technology and enhancing and diversifying our strong customer relationships through operational excellence. Various factors, including the unfavorable industry environment and the other matters described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “— Forward-Looking Statements,” could adversely affect our ability to execute our corporate strategy. There also can be no assurance that, even if implemented, our strategic objectives will be successful.

•	A significant product liability lawsuit, warranty claim or product recall involving us or one of our major customers could harm our profitability.

In the event that our products fail to perform as expected and such failure results in, or is alleged to result in, bodily injury and/or property damage or other losses, we may be subject to product liability lawsuits and other claims. In addition, we are a party to warranty-sharing and other agreements with certain of our customers related to our products. These customers may pursue claims against us for contribution of all or a portion of the amounts sought in connection with product liability and warranty claims, recalls or other corrective actions involving our products. We carry insurance for certain product liability claims, but such coverage may be limited. We do not maintain insurance for product warranty or recall matters. These types of claims could harm our profitability, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our capital stock.

•	We are involved from time to time in various legal proceedings and claims, which could adversely affect our financial condition and harm our profitability.

We are involved in various legal proceedings and claims that, from time to time, are significant. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes, including disputes with our customers, suppliers or competitors, intellectual property matters, personal injury claims, environmental matters, tax matters and employment matters. No assurance can be given that such proceedings and claims will not adversely affect our financial condition and harm our profitability.

Risks Related to Our Emergence from Chapter 11 Bankruptcy Proceedings

•	Our actual financial results may vary significantly from the projections filed with the Bankruptcy Court, and investors should not rely on such projections.

The projected financial information that we previously filed with the Bankruptcy Court in connection with the bankruptcy proceedings has not been incorporated by reference into this Report. Neither these projections nor our Disclosure Statement should be considered or relied on in connection with the purchase of our capital stock. We were required to prepare projected financial information to demonstrate to the Bankruptcy Court the feasibility of the First Amended Joint Plan of Reorganization (“the “Plan” or “Plan of Reorganization”) and our ability to continue operations upon emergence from Chapter 11 bankruptcy proceedings. This projected financial information was filed with the Bankruptcy Court as part of our Disclosure Statement approved by the Bankruptcy Court. The projections reflect numerous assumptions concerning anticipated future performance and prevailing and anticipated market and economic conditions that were and continue to be beyond our control and that may not materialize. Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks. Our actual results will vary from those contemplated by the projections for a variety of reasons, including our adoption of fresh-start accounting in accordance with the provisions of FASB Accounting Standards Codificationtm (“ASC”) 852, “Reorganizations,” upon our emergence from Chapter 11 bankruptcy proceedings. Further, the projections were limited by the information available to us as of the date of the preparation of the projections. Therefore, variations from the projections may be material, and investors should not rely on such projections.

•	Because of the adoption of fresh-start accounting and the effects of the transactions contemplated by the Plan, financial information subsequent to November 7, 2009, will not be comparable to financial information prior to November 7, 2009.

Upon our emergence from Chapter 11 bankruptcy proceedings, we adopted fresh-start accounting in accordance with the provisions of ASC 852, pursuant to which our reorganization value was allocated to our assets in conformity with the procedures specified by ASC 805, “Business Combinations.” The excess of reorganization value over the fair value of tangible and identifiable intangible assets was recorded as goodwill, which is subject to periodic evaluation for impairment. Liabilities, other than deferred taxes, were recorded at the present value of amounts expected to be paid. In addition, under fresh-start accounting, common stock, retained deficit and accumulated other comprehensive loss were eliminated. Our consolidated financial statements also reflect all of the transactions contemplated by the Plan. Accordingly, our consolidated statements of financial position and consolidated statements of operations subsequent to November 7, 2009, will not be comparable in many respects to our consolidated statements of financial position and consolidated statements of operations prior to November 7, 2009. The lack of comparable historical financial information may discourage investors from purchasing our capital stock.

•	Our emergence from Chapter 11 bankruptcy proceedings may limit our ability to offset future U.S. taxable income with tax losses and credits incurred prior to emergence from Chapter 11 bankruptcy proceedings.

In connection with our emergence from Chapter 11 bankruptcy proceedings, we were able to retain a significant portion of our U.S. net operating loss, capital loss and tax credit carryforwards (collectively, the “Tax Attributes”). However, Internal Revenue Code (“IRC”) Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its Tax Attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. Our emergence from Chapter 11 bankruptcy proceedings is considered a change in ownership for purposes of IRC Section 382. The limitation under the IRC is based on the value of the corporation as of the emergence date. As a result, our future U.S. taxable income may not be fully offset by the Tax Attributes if such income exceeds our annual limitation, and we may incur a tax liability with respect to such income. In addition, subsequent changes in ownership for purposes of the IRC could further diminish our Tax Attributes.

ITEM 1B —	UNRESOLVED STAFF COMMENTS

None.

ITEM 2 —	PROPERTIES

As of December 31, 2009, our operations were conducted through 197 facilities, some of which are used for multiple purposes, including 160 manufacturing facilities and assembly sites, 29 administrative/technical support facilities, six advanced technology centers and two distribution centers, in 35 countries. We also have warehouse facilities in the regions in which we operate. Our corporate headquarters is located in Southfield, Michigan. Our facilities range in size up to 871,200 square feet.

Of our 197 total facilities, which include facilities owned or leased by our consolidated subsidiaries, 83 are owned and 114 are leased with expiration dates ranging from 2010 through 2053. We believe that substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our current and expected manufacturing and distribution needs. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition.”

The following table presents the locations of our operating facilities and the operating segments(1) that use such facilities:

Argentina	Germany	Japan	Singapore	United States	(1) Legend
Cordoba, BA (S)
Escobar, BA (S)
Pacheco, BA (E)

Australia
Flemington (A/T)

Austria
Koeflach (S)

Belgium
Genk (S)

Brazil
Betim (S)
Caçapava (S)
Camaçari (S)
Gravatai (S)
São Paulo (A/T)

Canada
Ajax, ON (S)
Kitchener, ON (S)
St. Thomas, ON (S)
Whitby, ON (S)

China
Beijing (A/T)
Changchun (S)
Chongqing (S, E)
Liuzhou (S)
Nanjing (S)
Rui’an (S)
Shanghai (S, E, A/T)
Shenyang (S)
Wuhan (S, E)
Wuhu (S)

Czech Republic
Kolin (S)
Stribro (S)
Vyskov (E)

France
Cergy (S)
Feignies (S)
Guipry (S)
Vélizy-Villacoublay  (A/T)

Allershausen-
  Leonhardsbuch (A/T)
Bersenbrueck (E)
Besigheim (S, A/T)
Boeblingen (A/T)
Bremen (S)
Eisenach (S)
Garching-Hochbrueck
  (A/T)
Ginsheim-Gustavsburg
  (S, A/T)
Kranzberg (A/T)
Kronach (E)
Munich (A/T)
Quakenbrueck (S)
Remscheid (E, A/T)
Rietberg (S)
Saarlouis (E)
Wackersdorf (S)
Wismar (E)
Wolfsburg (A/T)

Honduras
Naco (E)

Hungary
Gödöllö (E)
Gyöngyös (E)
Györ (S)
Mór (S)

India
Chakan (S)
Chennai (S)
Halol (S)
Nasik (S)
Pune (S, A/T)
Thane (A/T)

Italy
Caivano, NA (S)
Cassino, FR (S)
Grugliasco, TO (S, A/T)
Melfi, PZ (S)
Pozzo d’Adda, MI (S)
Termini Imerese, PA (S)

Atsugi (A/T)
Hiroshima (A/T)
Kariya (A/T)

Mexico
Apodaca, NL (E)
Chihuahua, CH (E)
Cuautlancingo, PU (S)
Hermosillo, SO (S)
Juarez, CH (S, E, A/T)
Mexico City, DF (S)
Monclova, CO (S)
Nuevo Casas
  Grandes, CH (S)
Piedras Negras, CO (S)
Ramos Arizpe, CO (S)
Saltillo, CO (S)
San Felipe, GU (S)
San Luis Potosi, SL (S)
Silao, GO (S)
Villa Ahumada, CH (S)

Morocco
Tangier (S, E)

Netherlands
Weesp (A/T)

Philippines
LapuLapu City (E, A/T)

Poland
Jaroslaw (S)
Mielec (E)
Tychy (S)

Portugal
Palmela (S)

Romania
Campulung (E)
Pitesti (E)

Russia
Kaluga (S)
Nizhny Novgorod (S)
St. Petersburg (S)
Volokolams (E)

Wisma Atria (A/T)

Slovakia
Presov (S)
Senec (S)

South Africa
East London (S)
Port Elizabeth (S)
Rosslyn (S)

South Korea
Gyeongju (S)
Seoul (A/T)

Spain
Almussafes (E)
Epila (S)
Logrono (S)
Roquetes (E)
Valdemoro (S)
Valls (E, A/T)

Sweden
Gothenburg (A/T)
Trollhattan (S, A/T)

Thailand
Bangkok (A/T)
Mueang Nakhon
  Ratchasima (S)
Rayong (S)

Tunisia
Bir El Bey (E)

Turkey
Bostanci-Istanbul (E)
Gemlik (S)

United Kingdom
Coventry (S, A/T)
Sunderland (S)

Arlington, TX (S)
Brownstown, MI (S)
Columbia City, IN (S)
Detroit, MI (S)
Duncan, SC (S)
El Paso, TX (A/T)
Farwell, MI (S)
Fenton, MI (S)
Hammond, IN (S)
Hebron, OH (S)
Lordstown, OH (S)
Louisville, KY (S)
Mason, MI (S)
Montgomery, AL (S)
Morristown, TN (S)
Plymouth, IN (E)
Rochester Hills, MI (S)
Roscommon, MI (S)
Selma, AL (S)
Southfield, MI (A/T)
Taylor, MI (E)
Traverse City, MI (E)
Wentzville, MO (S)

Vietnam
Hai Phong City (S)
S — Seating E — Electrical power management A/T — Administrative/ technical

ITEM 3 —	LEGAL PROCEEDINGS

Legal and Environmental Matters

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial or contractual disputes, product liability claims and environmental and other matters. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” included in this Report. For a description of our outstanding material legal proceedings, see Note 15, “Commitments and Contingencies,” to the consolidated financial statements included in this Report.

ITEM 4 —	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

PART II

ITEM 5 —	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Lear’s existing common stock is listed on the New York Stock Exchange under the symbol “LEA.”

Prior to July 2, 2009, Lear’s old common stock traded on the New York Stock Exchange under the symbol “LEA” until trading was suspended by the New York Stock Exchange and the shares were subsequently delisted from the New York Stock Exchange. In connection with Lear’s emergence from Chapter 11 bankruptcy proceedings, Lear’s existing common stock began trading on the New York Stock Exchange on November 9, 2009. On November 9, 2009, all of Lear’s old common stock was extinguished in accordance with the Plan.

Because the value of Lear’s old common stock bears no relation to the value of Lear’s existing common stock, only the trading prices of Lear’s existing common stock, following its listing on the New York Stock Exchange, are set forth below.

The following table sets forth the high and low sales prices per share of Lear’s existing common stock, based on the daily closing price as reported on the New York Stock Exchange, from November 9, 2009 through December 31, 2009:

	Price Range of
	Common Stock		Cash Dividend
	High	Low	Per Share

4th Quarter (November 9, 2009 through December 31, 2009)	$68.58	$56.25	$—

Holders of Common Stock

The Transfer Agent and Registrar for Lear’s common stock is Mellon Investor Services LLC, located in New York, New York. On February 23, 2010, there were 82 registered holders of record of Lear’s common stock.

For certain information regarding our equity compensation plans, see Part III — Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information.”

Dividends

We have not paid cash dividends in the last two years. The payment of cash dividends in the future will be dependent upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors. The first and second lien credit facilities prohibit the payment of cash dividends. In addition, the payment of dividends on our common stock is subject to the rights of the holders of the Series A Preferred Stock to participate in any such dividends, as described in Note 13, “Capital Stock,” to the consolidated financial statements included in this Report.

Performance Graph

The following graph compares the cumulative total stockholder return from November 9, 2009, the date of our emergence from Chapter 11 bankruptcy proceedings, through December 31, 2009, for Lear’s existing common stock, the S&P 500 Index and a peer group(1) of companies that we have selected for purposes of this comparison. Because the value of Lear’s old common stock bears no relation to the value of Lear’s existing common stock, the graph below reflects only Lear’s existing common stock. We have assumed that dividends have been reinvested, and the returns of each company in the S&P 500 Index and the peer group have been weighted to reflect relative stock market capitalization. The graph below assumes that $100 was invested on November 9, 2009, in each of Lear’s existing common stock, the stocks comprising the S&P 500 Index and the stocks comprising the peer group.

	November 9, 2009	December 31, 2009
LEAR CORPORATION	$100.00	$133.94
S&P 500	$100.00	$104.63
PEER GROUP(1)	$100.00	$104.48

(1)	We do not believe that there is a single published industry or line of business index that is appropriate for comparing stockholder returns. The current Peer Group, as referenced in the graph above, that we have selected is comprised of representative independent automotive suppliers whose common stock is publicly traded. The current Peer Group consists of ArvinMeritor, Inc., BorgWarner Automotive, Inc., Cooper Tire & Rubber Company, Eaton Corp., Gentex Corp., Goodyear Tire & Rubber Company, Johnson Controls, Inc., Magna International, Inc., Superior Industries International and TRW Automotive Holdings Corp. Our previous peer group included Visteon Corporation, which is currently in bankruptcy and, accordingly, has been removed from the current Peer Group. To replace Visteon Corporation, Cooper Tire & Rubber Company, Goodyear Tire & Rubber Company and TRW Automotive Holdings Corp., all of which are automotive suppliers, have been added to the current Peer Group.

ITEM 6 —	SELECTED FINANCIAL DATA

The following statement of operations, statement of cash flow and balance sheet data were derived from our consolidated financial statements. Our consolidated financial statements for the two month period ended December 31, 2009, the ten month period ended November 7, 2009 and the years ended December 31, 2008, 2007, 2006 and 2005, have been audited by Ernst & Young LLP. The selected financial data below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the notes thereto included in this Report.

	Successor	Predecessor
	Two Month	Ten Month
	Period Ended	Period Ended	Year Ended
	December 31,	November 7,	December 31,	December 31,	December 31,	December 31,
	2009(1)	2009(2)	2008(3)	2007(4)	2006(5)	2005(6)
Statement of Operations Data: (in millions)
Net sales	$1,580.9	$8,158.7	$13,570.5	$15,995.0	$17,838.9	$17,089.2
Gross profit	72.8	287.4	747.6	1,151.8	930.8	739.5
Selling, general and administrative expenses	71.2	376.7	511.5	572.8	644.6	629.2
Amortization of intangible assets	4.5	4.1	5.3	5.2	5.2	4.9
Goodwill impairment charges	—	319.0	530.0	—	2.9	1,012.8
Divestiture of Interior business	—	—	—	10.7	636.0	—
Interest expense	11.1	151.4	190.3	199.2	209.8	183.2
Other (income) expense, net(7)	19.8	(16.6)	51.9	40.7	85.7	38.0
Reorganization items and fresh-start accounting adjustments, net	—	(1,474.8)	—	—	—	—

Consolidated income (loss) before provision (benefit) for income taxes, equity in net (income) loss of affiliates and cumulative effect of a change in accounting principle	(33.8)	927.6	(541.4)	323.2	(653.4)	(1,128.6)
Provision (benefit) for income taxes	(24.2)	29.2	85.8	89.9	54.9	194.3
Equity in net (income) loss of affiliates	(1.9)	64.0	37.2	(33.8)	(16.2)	51.4

Consolidated income (loss) before cumulative effect of a change in accounting principle	(7.7)	834.4	(664.4)	267.1	(692.1)	(1,374.3)
Cumulative effect of a change in accounting principle(8)	—	—	—	—	(2.9)	—

Consolidated net income (loss)	(7.7)	834.4	(664.4)	267.1	(689.2)	(1,374.3)
Net income (loss) attributable to noncontrolling interests	(3.9)	16.2	25.5	25.6	18.3	7.2
Net income (loss) attributable to Lear	$(3.8)	$818.2	$(689.9)	$241.5	$(707.5)	$(1,381.5)

	Successor	Predecessor
	Two Month	Ten Month
	Period Ended	Period Ended		Year Ended
	December 31,	November 7,		December 31,	December 31,		December 31,	December 31,
	2009(1)	2009(2)		2008(3)	2007(4)		2006(5)	2005(6)
Statement of Operations Data:
Basic net income (loss) per share attributable to Lear	$(0.11)	$10.56		$(8.93)	$3.14		$(10.31)	$(20.57)
Diluted net income (loss) per share attributable to Lear	$(0.11)	$10.55		$(8.93)	$3.09		$(10.31)	$(20.57)
Weighted average shares outstanding — basic	34,525,187	77,499,860		77,242,360	76,826,765		68,607,262	67,166,668
Weighted average shares outstanding — diluted	34,525,187	77,559,792		77,242,360	78,214,248		68,607,262	67,166,668
Dividends per share	$—	$—		$—	$—		$0.25	$1.00
Statement of Cash Flow Data: (in millions)
Cash flows from operating activities	324.0	(499.2)		163.6	487.5		299.1	571.5
Cash flows from investing activities	(39.5)	(52.7)		(144.4)	(340.0)		(312.2)	(541.6)
Cash flows from financing activities	30.2	165.0		987.3	(70.4)		263.6	(357.7)
Capital expenditures	41.3	77.5		167.7	202.2		347.6	568.4
Other Data (unaudited):
Ratio of earnings to fixed charges(9)	—	6.3	x	—	2.4	x	—	—

	Successor	Predecessor
	December 31,	December 31,	December 31,	December 31,	December 31,
As of or Year Ended	2009	2008	2007	2006	2005
Balance Sheet Data: (in millions)
Current assets	$3,787.0	$3,674.2	$3,718.0	$3,890.3	$3,846.4
Total assets	6,073.3	6,872.9	7,800.4	7,850.5	8,288.4
Current liabilities	2,400.8	4,609.8	3,603.9	3,887.3	4,106.7
Long-term debt	927.1	1,303.0	2,344.6	2,434.5	2,243.1
Equity	2,181.8	247.7	1,117.5	640.0	1,171.2
Other Data (unaudited):
Employees at year end	74,870	80,112	91,455	104,276	115,113
North American content per vehicle(10)	$345	$391	$483	$645	$586
North American vehicle production (in millions)(11)	8.5	12.6	15.0	15.2	15.8
European content per vehicle(12)	$293	$350	$342	$338	$350
European vehicle production (in millions)(13)	15.7	18.8	20.2	19.0	18.7

(1)	Results include $44.5 million of restructuring and related manufacturing inefficiency charges, a $1.9 million loss related to a transaction with an affiliate, $15.1 million of charges as a result of the bankruptcy proceedings and the application of fresh-start accounting and a $27.6 million tax benefit primarily related to the settlement of a tax matter in a foreign jurisdiction.

(2)	Results include $319.0 million of goodwill impairment charges, a gain of $1,474.8 million related to reorganization items and fresh-start accounting adjustments, $23.9 million of fees and expenses related to our capital restructuring, $115.5 million of restructuring and related manufacturing inefficiency charges (including $5.6 million of fixed asset impairment charges), $42.0 million of impairment charges related to our investments in two equity affiliates, a $9.9 million loss related to a transaction with an affiliate and a $23.1 million tax benefit related to reorganization items and fresh-start accounting adjustments.

(3)	Results include $530.0 million of goodwill impairment charges, $193.9 million of restructuring and related manufacturing inefficiency charges (including $17.5 million of fixed asset impairment charges), $7.5 million of gains related to the extinguishment of debt, a $34.2 million impairment charge related to an investment in an affiliate, $22.2 million of gains related to the sales of our interests in two affiliates and $8.5 million of net tax benefits related to a reduction in recorded tax reserves, the reversal of a valuation allowance in a European subsidiary and the establishment of a valuation allowance in another European subsidiary.

(4)	Results include $20.7 million of charges related to the divestiture of our interior business, $181.8 million of restructuring and related manufacturing inefficiency charges (including $16.8 million of fixed asset impairment charges), $36.4 million of a curtailment gain related to the freeze of the U.S. salaried pension plan, $34.9 million of merger transaction costs, $3.9 million of losses related to the acquisition of the noncontrolling interest in an affiliate and $24.8 million of net tax benefits related to changes in valuation allowances in several foreign jurisdictions, tax rates and various other tax items.

(5)	Results include $636.0 million of charges related to the divestiture of our interior business, $2.9 million of goodwill impairment charges, $10.0 million of fixed asset impairment charges, $99.7 million of restructuring and related manufacturing inefficiency charges (including $5.8 million of fixed asset impairment charges), $47.9 million of charges related to the extinguishment of debt, $26.9 million of gains related to the sales of our interests in two affiliates and $19.5 million of net tax benefits related to the expiration of the statute of limitations in a foreign taxing jurisdiction, a tax audit resolution, a favorable tax ruling and several other tax items.

(6)	Results include $1,012.8 million of goodwill impairment charges, $82.3 million of fixed asset impairment charges, $104.4 million of restructuring and related manufacturing inefficiency charges (including $15.1 million of fixed asset impairment charges), $39.2 million of litigation-related charges, $46.7 million of charges related to the divestiture and/or capital restructuring of joint ventures, $300.3 million of tax charges, consisting of a U.S. deferred tax asset valuation allowance of $255.0 million and an increase in related tax reserves of $45.3 million, and $17.8 million of tax benefits related to a tax law change in Poland.

(7)	Includes non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with our asset-backed securitization and factoring facilities, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the sales of fixed assets and other miscellaneous income and expense.

(8)	The cumulative effect of a change in accounting principle in 2006 resulted from the adoption of FASB Accounting Standards Codificationtm 718, “Compensation — Stock Compensation.”

(9)	“Fixed charges” consist of interest on debt, amortization of deferred financing fees and that portion of rental expenses representative of interest. “Earnings” consist of consolidated income (loss) before provision (benefit) for income taxes and equity in the undistributed net (income) loss of affiliates, fixed charges and cumulative effect of a change in accounting principle. Earnings in the two month period ended December 31, 2009 and in the years ended December 31, 2008, 2006 and 2005 were insufficient to cover fixed charges by $33.2 million, $537.3 million, $651.8 million and $1,123.3 million, respectively. Accordingly, such ratio is not presented for these years.

(10)	“North American content per vehicle” is our net sales in North America divided by estimated total North American vehicle production. Content per vehicle data excludes business conducted through non-consolidated joint ventures. Content per vehicle data for 2008 has been updated to reflect actual production levels.

(11)	“North American vehicle production” includes car and light truck production in the United States, Canada and Mexico as provided by Ward’s Automotive. Production data for 2008 has been updated to reflect actual production levels.

(12)	“European content per vehicle” is our net sales in Europe divided by estimated total European vehicle production. Content per vehicle data excludes business conducted through non-consolidated joint ventures. Content per vehicle data for 2008 has been updated to reflect actual production levels.

(13)	“European vehicle production” includes car and light truck production in Austria, Belgium, Bosnia, Czech Republic, Finland, France, Germany, Hungary, Italy, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Turkey, Ukraine and the United Kingdom as provided by CSM Worldwide. Production data for 2008 has been updated to reflect actual production levels.

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We were incorporated in Delaware in 1987 and are one of the world’s largest automotive suppliers based on net sales. We supply our products to every major automotive manufacturer in the world.

We supply automotive manufacturers with complete automotive seat systems and electrical power management systems. Our strategy is to leverage our global presence and expand our low-cost footprint, focus on our core capabilities, selective vertical integration and investments in technology and enhance and diversify our strong customer relationships through operational excellence. Historically, we also supplied automotive interior components and systems, including instrument panels and cockpit systems, headliners and overhead systems, door panels and flooring and acoustic systems. As discussed below, in 2006 and 2007, we divested substantially all of the assets of this segment to joint ventures in which we hold a noncontrolling interest.

Chapter 11 Bankruptcy Proceedings

In 2009, we completed a comprehensive evaluation of our strategic and financial options and concluded that voluntarily filing for bankruptcy protection under Chapter 11 was necessary in order to re-align our capital structure to address lower industry production and capital market conditions and position our business for long-term success. On July 7, 2009, Lear and certain of our U.S. and Canadian subsidiaries (the “Canadian Debtors” and collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Consolidated Case No. 09-14326). On July 9, 2009, the Canadian Debtors also filed petitions for protection under section 18.6 of the Companies’ Creditors Arrangement Act in the Ontario Superior Court, Commercial List (the “Canadian Court”). On September 12, 2009, the Debtors filed with the Bankruptcy Court their First Amended Joint Plan of Reorganization (as amended and supplemented, the “Plan”) and their Disclosure Statement (as amended and supplemented, the “Disclosure Statement”). On November 5, 2009, the Bankruptcy Court entered an order approving and confirming the Plan (the “Confirmation Order”), and on November 6, 2009, the Canadian Court entered an order recognizing the Confirmation Order and giving full force and effect to the Confirmation Order and Plan under applicable Canadian law.

On November 9, 2009 (the “Effective Date”), the Debtors consummated the reorganization contemplated by the Plan and emerged from Chapter 11 bankruptcy proceedings.

Post-Emergence Capital Structure and Recent Events

Following the Effective Date and after giving effect to the Excess Cash Paydown (as described below), our capital structure consists of the following:

•	First Lien Facility — A first lien credit facility of $375 million (the “First Lien Facility”).

•	Second Lien Facility — A second lien credit facility of $550 million (the “Second Lien Facility”).

•	Series A Preferred Stock — $450 million, or 10,896,250 shares, of Series A convertible participating preferred stock (the “Series A Preferred Stock”), which does not bear any mandatory dividends. The Series A Preferred Stock is convertible into approximately 24.2% of our new common stock, par value $0.01 per share (“Common Stock”), on a fully diluted basis. As of December 31, 2009, we had 9,881,303 shares of Series A Preferred Stock outstanding.

•	Common Stock and Warrants — A single class of Common Stock, including sufficient shares to provide for (i) management equity grants, (ii) the conversion of the Series A Preferred Stock into Common Stock and (iii) warrants to purchase 15%, or 8,157,249 shares, of our Common Stock, on a fully diluted basis (the “Warrants”). On December 21, 2009, the Warrants became exercisable at an exercise price of $0.01 per share of Common Stock. The Warrants expire on November 9, 2014. As of December 31, 2009, we had 36,954,733 shares of Common Stock outstanding and 6,377,068 Warrants outstanding.

Pursuant to the Plan, to the extent that we had liquidity on the Effective Date in excess of $1.0 billion, subject to certain working capital and other adjustments and accruals, the amount of such excess would be utilized (i) first, to prepay the Series A Preferred Stock in an aggregate stated value of up to $50 million; (ii) second, to prepay the Second Lien Facility in an aggregate principal amount of up to $50 million; and (iii) third, to reduce the First Lien Facility (such prepayments and reductions, the “Excess Cash Paydown”).

On November 27, 2009, we determined our liquidity on the Effective Date, for purposes of the Excess Cash Paydown, which consisted of approximately $1.5 billion in cash and cash equivalents. After giving effect to certain working capital and other adjustments and accruals, the resulting aggregate Excess Cash Paydown was approximately $225 million. The Excess Cash Paydown was applied, in accordance with the Plan, (i) first, to prepay the Series A Preferred Stock in an aggregate stated value of $50 million; (ii) second, to prepay the Second Lien Facility in an aggregate principal amount of $50 million; and (iii) third, to reduce the First Lien Facility by an aggregate principal amount of approximately $125 million.

On November 27, 2009, we elected to make the delayed draw provided for under the First Lien Facility in the amount of $175 million. Following such delayed draw funding, and when combined with our initial draw under the First Lien Facility of $200 million on the Effective Date and after giving effect to the Excess Cash Paydown, the aggregate principal amount outstanding under the First Lien Facility was $375 million. The application of the Excess Cash Paydown and the delayed draw under the First Lien Facility are reflected above in the information setting forth our capital structure following the Effective Date.

Cancellation of Certain Pre-Petition Obligations

Under the Plan, our pre-petition equity, debt and certain of our other obligations were cancelled and extinguished, as follows:

•	Our pre-petition common stock was extinguished, and no distributions were made to our former shareholders;

•	Our pre-petition debt securities were cancelled, and the indentures governing such debt securities were terminated (other than for the purposes of allowing holders of the notes to receive distributions under the Plan and allowing the trustees to exercise certain rights); and

•	Our pre-petition primary credit facility was cancelled (other than for the purposes of allowing creditors under that facility to receive distributions under the Plan and allowing the administrative agent to exercise certain rights).

For further information regarding the First Lien Facility and Second Lien Facility, see Note 10, “Long-Term Debt,” to the consolidated financial statements included in this Report. For further information regarding the Series A Preferred Stock, the Common Stock and the Warrants, see Note 13, “Capital Stock,” to the consolidated financial statements included in this Report. For further information regarding the resolution of certain of our other pre-petition liabilities in accordance with the Plan, see Note 3, “Fresh-Start Accounting — Liabilities Subject to Compromise,” and Note 15, “Commitments and Contingencies,” to the consolidated financial statements included in this Report.

Tax Implications Arising from Bankruptcy Emergence

Under the Plan, our pre-petition debt securities, primary credit facility and other obligations were extinguished. Absent an exception, a debtor recognizes cancellation of indebtedness income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code of 1986, as amended (“IRC”), provides that a debtor in a bankruptcy case may exclude CODI from income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. As a result of the market value of our equity upon emergence from Chapter 11 bankruptcy proceedings, we were able to retain a significant portion of our U.S. net operating loss, capital loss and tax credit carryforwards (collectively, the “Tax Attributes”) after reduction of the Tax Attributes for CODI realized on emergence from Chapter 11 bankruptcy proceedings.

IRC Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its Tax Attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. Our emergence from Chapter 11 bankruptcy proceedings is considered a change in ownership for purposes of IRC Section 382. The limitation under the IRC is based on the value of the corporation as of the emergence date. As a result, our future U.S. taxable income may not be fully offset by the Tax Attributes if such income exceeds our annual limitation, and we may incur a tax liability with respect to such income. In addition, subsequent changes in ownership for purposes of the IRC could further diminish our Tax Attributes.

Reorganization and Fresh-Start Accounting

In 2009, we recognized a gain of approximately $2.0 billion for reorganization items as a result of the bankruptcy proceedings. This gain reflects the cancellation of our pre-petition equity, debt and certain of our other obligations, partially offset by the recognition of certain of our new equity and debt obligations, as well as professional fees incurred as a direct result of the bankruptcy proceedings.

Upon our emergence from Chapter 11 bankruptcy proceedings, we adopted fresh-start accounting in accordance with the provisions of FASB Accounting Standards Codificationtm (“ASC”) 852, “Reorganizations.” Fresh-start accounting results in a new entity for financial reporting purposes. Accordingly, results for the two month period ended December 31, 2009 (the “2009 Successor Period”), and for the ten month period ended November 7, 2009 (the “2009 Predecessor Period”), are presented separately. In addition, fresh-start accounting requires all assets and liabilities to be recorded at fair value. In 2009, we recognized a charge of approximately $526 million related to the valuation of our net assets upon emergence from Chapter 11 bankruptcy proceedings.

In addition, we recognized charges of approximately $15 million in the 2009 Successor Period as a result of the bankruptcy proceedings and the adoption of fresh-start accounting. The majority of these charges related to the inventory fair value adjustment of approximately $9 million, which was recognized in cost of sales in the 2009 Successor Period as the inventory was sold.

For additional information regarding the bankruptcy proceedings, reorganization items and fresh-start accounting adjustments, see Note 2, “Reorganization under Chapter 11,” and Note 3, “Fresh-Start Accounting,” to the consolidated financial statements included in this Report.

Industry Overview

Demand for our products is directly related to the automotive vehicle production of our major customers. Automotive sales and production can be affected by general economic or industry conditions, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, availability and cost of credit and other factors. Our operating results are also significantly impacted by the overall commercial success of the vehicle platforms for which we supply particular products, as well as our relative profitability on these platforms. In addition, it is possible that customers could elect to manufacture components internally that are currently produced by external suppliers, such as us. The loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could have a material adverse impact on our operating results. In addition, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating results.

After sustained market share and operating losses in recent years, 2009 was a pivotal year for our two largest customers, General Motors and Ford. Vehicle production for General Motors and Ford declined in North America by 44% and 16%, respectively. In Europe, vehicle production followed similar trends for both customers. As a result, General Motors and Ford initiated strategic actions within their businesses, accelerated and broadened both operational and financial restructuring plans and sought direct or indirect governmental support. On June 1, 2009, General Motors and certain of its U.S. subsidiaries filed for bankruptcy protection under Chapter 11 as part of a U.S. government supported plan of reorganization. On July 10, 2009, General Motors sold substantially all of its assets to a new entity, General Motors Company, funded by the U.S. Department of the Treasury and emerged from bankruptcy proceedings. General Motors also pursued strategic transactions and government support for its Opel and Saab units in Europe. On December 23, 2009, Ford announced the settlement of all substantial commercial terms with respect to the sale of its Volvo unit in Europe to Geely, a Chinese automotive manufacturer. In addition, on April 30, 2009, Chrysler filed for bankruptcy protection under Chapter 11 as part of a U.S. government supported plan of reorganization. On June 10, 2009, Chrysler announced its emergence from bankruptcy proceedings and the consummation of a new global strategic alliance with Fiat. In 2009, less than 2% of our net sales were to Chrysler. Although General Motors Company and Chrysler emerged from bankruptcy proceedings, the prospects of our U.S. customers remain uncertain.

The global automotive industry is characterized by significant overcapacity and fierce competition among our automotive manufacturer customers. We expect these challenging industry conditions to continue in the foreseeable future. The automotive industry in 2009 was severely affected by the turmoil in the global credit markets and the economic recession in the U.S. and global economies. These conditions had a dramatic impact on consumer vehicle demand in 2009, resulting in the lowest per capita sales rates in the United States in half a century and lower global automotive production for the second consecutive year following six consecutive years of steady growth. During 2009, North American light vehicle industry production declined by approximately 32% from 2008 levels to 8.5 million units and was down more than 50% from peak levels in 2000. European light vehicle industry production declined by approximately 17% from 2008 levels to 15.7 million units and was down 22% from peak levels in 2007. The impact of this difficult environment on the global automotive industry was partially offset by significant production increases in China, continued production growth in India and relatively stable production in Brazil.

Historically, the majority of our sales and operating profit has been derived from automotive manufacturers in North America and Western Europe. Many of these customers have experienced declines in market share in their traditional markets. In addition, a disproportionate amount of our net sales and profitability in North America has been on light truck and large SUV platforms of the domestic automakers, which have experienced significant competitive pressures and reduced demand. As discussed below, our ability to maintain and improve our financial performance in the future will depend, in part, on our ability to significantly increase our penetration of the Asian markets and leverage our existing North American and European customer base geographically and across both product lines.

Our customers require us to reduce our prices and, at the same time, assume significant responsibility for the design, development and engineering of our products. Our profitability is largely dependent on our ability to achieve product cost reductions through restructuring actions, manufacturing efficiencies, product design enhancement and supply chain management. We also seek to enhance our profitability by investing in technology, design capabilities and new product initiatives that respond to the needs of our customers and consumers. We continually evaluate operational and strategic alternatives to align our business with the changing needs of our customers, improve our business structure and lower our operating costs.

Our material cost as a percentage of net sales was 69.0% in 2009 as compared to 69.3% in 2008 and 68.0% in 2007. Raw material, energy and commodity costs have been extremely volatile over the past several years. Unfavorable industry conditions have also resulted in financial distress within our supply base and an increase in the risk of supply disruption. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, which include cost reduction actions, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Although raw material, energy and commodity costs have recently moderated, these costs remain volatile and could have an adverse impact on our operating results in the foreseeable future. See Part I — Item 1A, “Risk Factors — High raw material costs could continue to have an adverse impact on our profitability,” and “— Forward-Looking Statements.”

Outlook

As discussed herein, recent market events, including an unfavorable global economic environment, extremely challenging automotive industry conditions and the global credit crisis, are adversely impacting global automotive demand and have impacted and will continue to significantly impact our operating results in the foreseeable future. In response, we have continued to restructure our global operations and to aggressively reduce our costs. These actions have been designed to lower our operating costs, streamline our organizational structure and better align our manufacturing footprint. Our future financial results will also be affected by cash utilized in operations, including restructuring activities, and will continue to be subject to certain factors outside of our control, including the global economic environment, automotive industry conditions, global credit markets, the financial condition and restructuring actions of our customers and suppliers and other related factors. No assurance can be given regarding the length or severity of the unfavorable global economic environment and its ultimate impact on our financial results or the other factors described in this paragraph. See Part I — Item 1A, “Risk Factors,” and “— Forward-Looking Statements” for further discussion of the risks and uncertainties affecting our operations and cash flows, borrowing availability and overall liquidity.

In evaluating our financial condition and operating performance, we focus primarily on earnings growth and cash flows, as well as return on investment. In addition to maintaining and expanding our business with our existing customers in our more established markets, our expansion plans are focused on emerging markets. Asia, in particular, continues to present significant growth opportunities, as major global automotive manufacturers implement production expansion plans and local automotive manufacturers aggressively expand their operations to meet long-term demand in this region. We currently have twelve joint ventures in China and several other joint ventures dedicated to serving Asian automotive manufacturers. In addition, we have aggressively pursued this strategy by selectively increasing our vertical integration capabilities and expanding our component manufacturing capacity in Mexico, Eastern Europe, Africa and Asia. Furthermore, we have expanded our low-cost engineering capabilities in China, India and the Philippines.

Our success in generating cash flow will depend, in part, on our ability to manage working capital efficiently. Working capital can be significantly impacted by the timing of cash flows from sales and purchases. Historically, we have generally been successful in aligning our vendor payment terms with our customer payment terms. However, our ability to continue to do so may be adversely impacted by the unfavorable financial results of our suppliers and adverse automotive industry conditions, as well as our financial results. In addition, our cash flow is impacted by our ability to manage our inventory and capital spending efficiently. We utilize return on investment as a measure of the efficiency with which assets are deployed to increase earnings. Improvements in our return on investment will depend on our ability to maintain an appropriate asset base for our business and to increase productivity and operating efficiency.

Restructuring

In 2005, we initiated a three-year restructuring strategy to (i) eliminate excess capacity and lower our operating costs, (ii) streamline our organizational structure and reposition our business for improved long-term profitability and (iii) better align our manufacturing footprint with the changing needs of our customers. In light of industry conditions and customer announcements, we expanded this strategy in 2008. Through the end of 2008, we incurred pretax restructuring costs of approximately $528 million and related manufacturing inefficiency charges of approximately $52 million.

In 2009, we incurred additional restructuring costs of approximately $144 million and related manufacturing inefficiency charges of approximately $16 million as we continued to restructure our global operations and aggressively reduce our costs. We expect accelerated restructuring actions and related investments to continue for the next few years.

Goodwill

In 2009 and 2008, we evaluated the carrying value of our goodwill and recorded impairment charges of $319 million and $530 million, respectively, related to our electrical power management segment. In 2009, our goodwill impairment analysis was based on our distributable value, which was approved by the Bankruptcy Court, and resulted in impairment charges of $319 million. In 2008, the impairment charges were primarily the result of significant declines in estimated production volumes.

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

Interior Segment

In 2006, we completed the contribution of substantially all of our European interior business to International Automotive Components Group, LLC (“IAC Europe”), a joint venture with affiliates of WL Ross & Co. LLC (“WL Ross”) and Franklin Mutual Advisers, LLC (“Franklin”), in exchange for an approximately one-third equity interest in IAC Europe. In connection with this transaction, we recorded a loss on divestiture of interior business of approximately $6 million in 2007. In 2009, as a result of an equity transaction between IAC Europe and one of our joint venture partners, our equity interest in IAC Europe decreased to 30.45%, and we recognized an impairment charge of $27 million related to our investment.

In March 2007, we completed the transfer of substantially all of the assets of our North American interior business (as well as our interests in two China joint ventures) to International Automotive Components Group North America, Inc. In addition, one of our wholly owned subsidiaries obtained an equity interest in International Automotive Components Group North America, LLC (“IAC North America”), a separate joint venture with affiliates of WL Ross and Franklin. In connection with this transaction, we recorded a loss on divestiture of interior business of approximately $612 million, of which approximately $5 million was recognized in 2007 and $607 million was recognized in 2006. We also recognized additional costs related to this transaction of approximately $10 million, which are recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2007, included in this Report. In October 2007, IAC North America completed the acquisition of the soft trim division of Collins & Aikman Corporation. After giving effect to these transactions, we own 18.75% of the total outstanding shares of common stock of IAC North America. In 2008, as a result of rapidly deteriorating industry conditions, we recognized an impairment charge of $34 million related to our investment.

For further discussion of these impairment charges, see “— Other Matters — Significant Accounting Policies and Critical Accounting Estimates.” We have no further funding obligations with respect to IAC Europe or IAC North America. Therefore, in the event that either of these joint ventures requires additional capital to fund its operations, our equity ownership percentage will likely be diluted.

For further information related to the divestiture of our interior business, see Note 6, “Divestiture of Interior Business,” to the consolidated financial statements included in this Report.

Other Matters

In 2009, we incurred fees and expenses of $24 million related to our capital restructuring efforts prior to our bankruptcy filing. In addition, we recognized an impairment charge of $15 million related to our investment in an equity affiliate and a loss of $12 million related to a transaction with an affiliate. In 2009, we also recognized a tax benefit of $23 million related to reorganization items and fresh-start accounting adjustments, as well as a tax benefit of $28 million primarily related to the settlement of a tax matter in a foreign jurisdiction.

In 2008, we recognized gains of $22 million related to the sales of our interests in two affiliates. In addition, we recognized a tax benefit of $9 million related to a reduction in recorded tax reserves, a tax benefit of $19 million related to the reversal of a valuation allowance in a European subsidiary and tax expense of $19 million related to the establishment of a valuation allowance in another European subsidiary.

In 2007, we recognized $35 million in costs related to an Agreement and Plan of Merger, as amended (the “AREP merger agreement”), with AREP Car Holdings Corp. and AREP Car Acquisition Corp., which was terminated in the third quarter of 2007. For further information regarding the AREP merger agreement, see Note 5, “Merger Agreement,” to the consolidated financial statements included in this Report. In addition, we recognized a curtailment gain of $36 million related to our decision to freeze our U.S. salaried pension plan, as well as a loss of $4 million related to the acquisition of the noncontrolling interest in an affiliate. In 2007, we also recognized a net tax benefit of $17 million as a result of changes in valuation allowances in several foreign jurisdictions, a tax benefit of $17 million related to a tax rate change in Germany and one-time tax expenses of $9 million related to various tax items.

As discussed above, our results for the 2009 Successor Period, the 2009 Predecessor Period and the years ended December 31, 2008 and 2007, reflect the following items (in millions):

	Successor	Predecessor
	Two Month	Ten Month
	Period Ended	Period Ended	Year Ended
	December 31,	November 7,	December 31,	December 31,
	2009	2009	2008	2007
Goodwill impairment charges	$—	$319	$530	$—
Costs related to divestiture of interior business	—	—	—	21
Reorganization items and fresh-start accounting adjustments, net	—	(1,475)	—	—
Fees and expenses related to capital restructuring and other related matters	15	24	—	—
Costs of restructuring actions, including manufacturing inefficiencies of $1 million in the two month period ended December 31, 2009, $15 million in the ten month period ended November 7, 2009, $17 million in 2008 and $13 million in 2007	44	116	194	182
Costs related to merger transaction	—	—	—	35
U.S. salaried pension plan curtailment gain	—	—	—	(36)
Gains on the extinguishment of debt	—	—	(8)	—
Impairment of investment in affiliates	—	42	34	—
(Gains) losses related to affiliate transactions	2	10	(22)	4
Tax benefits	(28)	(23)	(9)	(25)

For further information related to these items, see “— Restructuring” and Note 2, “Reorganization under Chapter 11,” Note 3, “Fresh-Start Accounting,” Note 4, “Summary of Significant Accounting Policies — Impairment of Goodwill,” and “— Impairment of Long-Lived Assets,” Note 5, “Merger Agreement,” Note 6, “Divestiture of Interior Business,” Note 7, “Restructuring,” Note 8, “Investments in Affiliates and Other Related Party Transactions,” Note 10, “Long-Term Debt,” and Note 11, “Income Taxes,” to the consolidated financial statements included in this Report.

This section includes forward-looking statements that are subject to risks and uncertainties. For further information regarding other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see Part I — Item 1A, “Risk Factors,” and “— Forward-Looking Statements.”

Results of Operations

In connection with our emergence from Chapter 11 bankruptcy proceedings and the adoption of fresh-start accounting, the results of operations for 2009 separately present the 2009 Successor Period and the 2009 Predecessor Period. Although the 2009 Successor Period and the 2009 Predecessor Period are distinct reporting periods, the effects of emergence and fresh-start accounting did not have a material impact on the comparability of our results of operations between the periods, except as discussed below. Accordingly, references to 2009 results of operations combine the two periods in order to enhance the comparability of such information to the prior year. A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Successor		Predecessor
	Two Month		Ten Month
	Period Ended		Period Ended		Year Ended
	December 31,		November 7,		December 31,		December 31,
	2009		2009		2008		2007
Net sales
Seating	$1,251.1	79.1%	$6,561.8	80.4%	$10,726.9	79.0%	$12,206.1	76.3%
Electrical power management	329.8	20.9	1,596.9	19.6	2,843.6	21.0	3,100.0	19.4
Interior	—	—	—	—	—	—	688.9	4.3

Net sales	1,580.9	100.0	8,158.7	100.0	13,570.5	100.0	15,995.0	100.0
Gross profit	72.8	4.6	287.4	3.5	747.6	5.5	1,151.8	7.2
Selling, general and administrative expenses	71.2	4.5	376.7	4.6	511.5	3.8	572.8	3.6
Amortization of intangible assets	4.5	0.3	4.1	—	5.3	—	5.2	—
Goodwill impairment charges	—	—	319.0	3.9	530.0	3.9	—	—
Divestiture of Interior business	—	—	—	—	—	—	10.7	0.1
Interest expense	11.1	0.7	151.4	1.9	190.3	1.4	199.2	1.2
Other (income) expense, net	19.8	1.2	(16.6)	(0.2)	51.9	0.4	40.7	0.3
Reorganization items and fresh- start accounting adjustments, net	—	—	(1,474.8)	(18.1)	—	—	—	—
Provision (benefit) for income taxes	(24.2)	(1.5)	29.2	0.4	85.8	0.6	89.9	0.6
Equity in net (income) loss of affiliates	(1.9)	(0.1)	64.0	0.8	37.2	0.3	(33.8)	(0.2)
Net income (loss) attributable to noncontrolling interests	(3.9)	(0.3)	16.2	0.2	25.5	0.2	25.6	0.1
Net income (loss) attributable to Lear	(3.8)	(0.2)	818.2	10.0	(689.9)	(5.1)	241.5	1.5

Year Ended December 31, 2009, Compared With Year Ended December 31, 2008

Net sales for the year ended December 31, 2009 were $9.7 billion, as compared to $13.6 billion for the year ended December 31, 2008, a decrease of $3.8 billion or 28.2%. Lower industry production volumes in North America and Europe, as well as the impact of net foreign exchange rate fluctuations, negatively impacted net sales by $3.1 billion and $405 million, respectively.

Gross profit and gross margin were $360 million and 3.7% in 2009, as compared to $748 million and 5.5% in 2008. Lower industry production volumes in North America and Europe reduced gross profit by $699 million. Gross profit was also negatively impacted by net selling price reductions. The benefit of our productivity and restructuring actions partially offset these decreases in gross profit. Further, gross profit in the 2009 Successor Period was negatively impacted by the adoption of fresh-start accounting, which requires inventory to be recorded at fair value upon emergence. This inventory adjustment of $9 million was recognized in cost of sales in the 2009 Successor Period as the inventory was sold.

Selling, general and administrative expenses, including engineering and development expenses, were $448 million for the year ended December 31, 2009, as compared to $512 million for the year ended December 31, 2008. As a percentage of net sales, selling, general and administrative expenses were 4.6% and 3.8% in 2009 and 2008, respectively. The decrease in selling, general and administrative expenses was primarily due to favorable cost performance in 2009, including lower compensation-related expenses, as well as reduced engineering and development expenses and the impact of net foreign exchange rate fluctuations. These decreases were partially offset by fees and expenses of $24 million related to our capital restructuring efforts prior to our bankruptcy filing.

Engineering and development costs incurred in connection with the development of new products and manufacturing methods more than one year prior to launch, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses as incurred. Such costs totaled $83 million in 2009 and $113 million in 2008. In certain situations, the reimbursement of pre-production engineering and design costs is contractually guaranteed by, and fully recoverable from, our customers and is therefore capitalized. For the years ended December 31, 2009 and 2008, we capitalized $116 million and $137 million, respectively, of such costs.

In the 2009 Predecessor Period, we recorded goodwill impairment charges of $319 million, related to our electrical power management segment. Our goodwill impairment analysis was based on our distributable value, which was approved by the Bankruptcy Court. In 2008, we recorded goodwill impairment charges of $530 million, related to our electrical power management segment, primarily as a result of significant declines in estimated production volumes.

Interest expense was $163 million in 2009, as compared to $190 million in 2008. Subsequent to our bankruptcy filing, we did not record contractual interest of $70 million for certain of our pre-petition debt obligations in accordance with accounting principles generally accepted in the United States (“GAAP”). This decrease was partially offset by interest and fees associated with our debtor-in-possession financing, as well as fees associated with our pre-petition primary credit facility amendments and waivers, in the 2009 Predecessor Period, and interest and fees associated with our First and Second Lien Facilities in the 2009 Successor Period.

Other (income) expense, net which includes non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with our asset-backed securitization and factoring facilities, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the sales of fixed assets and other miscellaneous income and expense, was $3 million in 2009, as compared to $52 million in 2008. In the 2009 Successor Period and 2009 Predecessor Period, we recognized losses of $2 million and $10 million, respectively, related to a transaction with an affiliate. The impact of this transaction was more than offset by an increase in foreign exchange gains. In 2008, we recognized gains of $22 million related to the sales of our interests in two affiliates, as well as a gain of $8 million on the extinguishment of debt.

In the 2009 Predecessor Period, we recognized a gain of approximately $2.0 billion for reorganization items as a result of the bankruptcy proceedings. This gain reflects the cancellation of our pre-petition equity, debt and certain of our other obligations, partially offset by the recognition of certain of our new equity and debt obligations, as well as professional fees incurred as a direct result of the bankruptcy proceedings. In addition, we recognized a charge of approximately $526 million related to the valuation of our net assets upon emergence from Chapter 11 bankruptcy proceedings pursuant to the provisions of fresh-start accounting.

In the 2009 Successor Period, the benefit for income taxes was $24 million, representing an effective tax rate of 71.6% on a pretax loss of $34 million. In the 2009 Predecessor Period, the provision for income taxes was $29 million, representing an effective tax rate of 3.1% on pretax income of $928 million. In 2008, the provision for income taxes was $86 million, representing an effective tax rate of negative 15.8% on a pretax loss of $541 million. The provision for income taxes in 2009 primarily relates to profitable foreign operations, as well as withholding taxes on royalties and dividends paid by our foreign subsidiaries. In addition, we incurred losses in several countries that provided no tax benefits due to valuation allowances on our deferred tax assets in those countries. The provision was also impacted by a portion of our restructuring charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Additionally, the benefit in the 2009 Successor Period was impacted by a tax benefit of $28 million primarily related to the settlement of a tax matter in a foreign jurisdiction. The provision in the 2009 Predecessor Period was impacted by a tax benefit of $23 million related to reorganization items and fresh-start accounting adjustments, as well as $319 million of goodwill impairment charges, which were not deductible. The 2008 provision for income taxes was impacted by $530 million of goodwill impairment charges, a substantial portion of which were not deductible. The provision was also impacted by a portion of our restructuring charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. The provision was also impacted by a tax benefit of $9 million, including interest, related to a reduction in recorded tax reserves, a tax benefit of $19 million related to the reversal of a valuation allowance in a European subsidiary and tax expense of $19 million related to the establishment of a valuation allowance in another European subsidiary. Excluding these items, the effective tax rate in 2009 and 2008 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items. Further, our current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries, particularly the United States. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowances are eliminated. Accordingly, income taxes are impacted by the U.S. and foreign valuation allowances and the mix of earnings among jurisdictions.

Equity in net loss of affiliates was $62 million for the year ended December 31, 2009, as compared to equity in net loss of affiliates of $37 million for the year ended December 31, 2008. In the 2009 Predecessor Period, we recognized impairment charges of $27 million related to our investment in IAC Europe and $15 million related to our investment in another equity affiliate. In 2008, we recognized an impairment charge of $34 million related to our investment in IAC North America.

Net income (loss) attributable to Lear was $814 million in 2009, as compared to ($690) million in 2008, for the reasons discussed above.

Reportable Operating Segments

We have two reportable operating segments: seating, which includes seat systems and related components, and electrical power management, which includes traditional wiring and power management systems, as well as emerging high-power and hybrid electrical systems. The financial information presented below is for our two reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s income (loss) before goodwill impairment charges, interest expense, other (income) expense, reorganization items and fresh-start accounting adjustments, provision (benefit) for income taxes and equity in net (income) loss of affiliates (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income (loss) attributable to Lear, net cash provided by (used in) operating activities or other statement of operations or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income (loss) before provision (benefit) for income taxes and equity in net (income) loss of affiliates, see Note 16, “Segment Reporting,” to the consolidated financial statements included in this Report.

Seating —

A summary of the financial measures for our seating segment is shown below (dollar amounts in millions):

	Successor	Predecessor
	Two Month	Ten Month
	Period Ended	Period Ended	Year Ended
	December 31,	November 7,	December 31,
	2009	2009	2008
Net sales	$1,251.1	$6,561.8	$10,726.9
Segment earnings(1)	52.4	184.9	386.7
Margin	4.2%	2.8%	3.6%

(1)	See definition above.

Seating net sales were $7.8 billion for the year ended December 31, 2009, as compared to $10.7 billion for the year ended December 31, 2008, a decrease of $2.9 billion or 27.2%. Lower industry production volumes in North America and Europe, as well as the impact of net foreign exchange rate fluctuations, negatively impacted net sales by $2.5 billion and $355 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $237 million and 3.0% in 2009, as compared to $387 million and 3.6% in 2008. Lower industry production volumes in North America and Europe reduced segment earnings by $499 million. Segment earnings were also negatively impacted by net selling price reductions. The benefit of our productivity and restructuring actions partially offset these decreases in segment earnings. Further, segment earnings in the 2009 Successor Period were negatively impacted by the adoption of fresh-start accounting, which requires inventory to be recorded at fair value upon emergence. An inventory adjustment of $3 million was recognized in cost of sales in the 2009 Successor Period as the inventory was sold. In addition, we incurred costs related to our restructuring actions in the seating segment of $79 million in 2009, as compared to $133 million in 2008.

Electrical power management —

A summary of the financial measures for our electrical power management segment is shown below (dollar amounts in millions):

	Successor	Predecessor
	Two Month	Ten Month
	Period Ended	Period Ended	Year Ended
	December 31,	November 7,	December 31,
	2009	2009	2008
Net sales	$329.8	$1,596.9	$2,843.6
Segment earnings(1)	(24.5)	(131.3)	44.7
Margin	(7.4)%	(8.2)%	1.6%

(1)	See definition above.

Electrical power management net sales were $1.9 billion for the year ended December 31, 2009, as compared to $2.8 billion for the year ended December 31, 2008, a decrease of $917 million or 32.2%. Lower industry production volumes in North America and Europe, as well as the impact of net foreign exchange rate fluctuations, negatively impacted net sales by $687 million and $50 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were ($156) million and (8.1)% in 2009, as compared to $45 million and 1.6% in 2008. Lower industry production volumes in North America and Europe reduced segment earnings by $200 million. Segment earnings were also negatively impacted by net selling price reductions. The benefit of our productivity and restructuring actions partially offset these decreases in segment earnings. Further, segment earnings in the 2009 Successor Period were negatively impacted by the adoption of fresh-start accounting, which requires inventory to be recorded at fair value upon emergence. An inventory adjustment of $6 million was recognized in cost of sales in the 2009 Successor Period as the inventory was sold. In addition, we incurred costs related to our restructuring actions in the electrical power management segment of $79 million in 2009, as compared to $31 million in 2008.

Other —

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

	Successor	Predecessor
	Two Month	Ten Month
	Period Ended	Period Ended	Year Ended
	December 31,	November 7,	December 31,
	2009	2009	2008
Net sales	$—	$—	$—
Segment earnings(1)	(30.8)	(147.0)	(200.6)
Margin	N/A	N/A	N/A

(1)	See definition above.

Our other category includes unallocated corporate and geographic headquarters costs, as well as the elimination of intercompany activity. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Segment earnings related to our other category were ($178) million in 2009, as compared to ($201) million in 2008, primarily due to savings from our restructuring and other cost improvement actions. These savings were partially offset by fees and expenses related to our capital restructuring of $21 million. In addition, we incurred costs related to our restructuring actions of $6 million in 2009, as compared to $24 million in 2008.

Year Ended December 31, 2008, Compared With Year Ended December 31, 2007

Net sales for the year ended December 31, 2008 were $13.6 billion, as compared to $16.0 billion for the year ended December 31, 2007, a decrease of $2.4 billion or 15.2%. Lower industry production volumes in North America and Europe, as well as the divestiture of our interior business, negatively impacted net sales by $2.6 billion and $656 million, respectively. These decreases were partially offset by the impact of net foreign exchange rate fluctuations and the benefit of new business, which increased net sales by $585 million and $282 million, respectively.

Gross profit and gross margin were $748 million and 5.5% in 2008, as compared to $1,152 million and 7.2% in 2007. The impact of lower industry production volumes, largely in North America, reduced gross profit by $693 million. The impact of net selling price reductions was more than offset by the benefit of our productivity and restructuring actions.

Selling, general and administrative expenses, including engineering and development expenses, were $512 million for the year ended December 31, 2008, as compared to $573 million for the year ended December 31, 2007. As a percentage of net sales, selling, general and administrative expenses were 3.8% and 3.6% in 2008 and 2007, respectively. The decrease in selling, general and administrative expenses was largely due to favorable cost performance in 2008, including lower compensation-related expenses, as well as reduced engineering and development expenses. These decreases were partially offset by the impact of net foreign exchange rate fluctuations. In 2007, a curtailment gain of $36 million related to our decision to freeze our U.S. salaried pension plan was offset by costs related to the AREP merger agreement.

Engineering and development costs incurred in connection with the development of new products and manufacturing methods more than one year prior to launch, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses as incurred. Such costs totaled $113 million in 2008 and $135 million in 2007. The divestiture of our interior business resulted in a $7 million reduction in engineering and development costs. In certain situations, the reimbursement of pre-production engineering and design costs is contractually guaranteed by, and fully recoverable from, our customers and is therefore capitalized. For the years ended December 31, 2008 and 2007, we capitalized $137 million and $106 million, respectively, of such costs.

In 2008, we recorded goodwill impairment charges of $530 million, related to our electrical power management segment, primarily as a result of significant declines in estimated production volumes.

Interest expense was $190 million in 2008, as compared to $199 million in 2007. This decrease was primarily due to lower borrowing rates, partially offset by the impact of our election to borrow $1.2 billion under our revolving credit facility in the fourth quarter of 2008 to protect against possible disruptions in the capital markets and uncertain industry conditions, as well as to further bolster our liquidity.

Other expense, net which includes non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with our asset-backed securitization and factoring facilities, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the sales of fixed assets and other miscellaneous income and expense, was $52 million in 2008, as compared to $41 million in 2007. In 2008, we recognized gains of $22 million related to the sales of our interests in two affiliates, as well as a gain of $8 million on the extinguishment of debt. The impact of these transactions was more than offset by an increase in foreign exchange losses.

The provision for income taxes was $86 million for the year ended December 31, 2008, representing an effective tax rate of negative 15.8% on a pretax loss of $541 million, as compared to $90 million for the year ended

December 31, 2007, representing an effective tax rate of 27.8% on pretax income of $323 million. The 2008 provision for income taxes was impacted by $530 million of goodwill impairment charges, a substantial portion of which were not deductible. The provision was also impacted by a portion of our restructuring charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. The provision was also impacted by a tax benefit of $9 million, including interest, related to a reduction in recorded tax reserves, a tax benefit of $19 million related to the reversal of a valuation allowance in a European subsidiary and tax expense of $19 million related to the establishment of a valuation allowance in another European subsidiary. Excluding these items, the effective tax rate in 2008 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, U.S. and foreign valuation allowances, tax credits, income tax incentives and other permanent items. The 2007 provision for income taxes was impacted by costs of $21 million related to the divestiture of our interior business, a significant portion of which provided no tax benefit as they were incurred in the United States. The provision was also impacted by a portion of our restructuring charges and costs related to the merger transaction, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. This was offset by the impact of the U.S. salaried pension plan curtailment gain of $36 million, for which no tax expense was provided as it was incurred in the United States, a net tax benefit of $17 million as a result of changes in valuation allowances in several foreign jurisdictions and a tax benefit of $17 million related to a tax rate change in Germany, partially offset by one-time tax expenses of $9 million related to various tax items. Further, our current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries, particularly the United States. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated. Accordingly, income taxes are impacted by the U.S. and foreign valuation allowances and the mix of earnings among jurisdictions.

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

Net income attributable to noncontrolling interests was $26 million in 2008 and 2007. In 2007, we recorded a loss of $4 million related to the acquisition of the noncontrolling interest in an affiliate.

Net loss attributable to Lear in 2008 was $690 million, or ($8.93) per diluted share, as compared to net income attributable to Lear in 2007 of $242 million, or $3.09 per diluted share, for the reasons discussed above.

Reportable Operating Segments

Historically, we have had three reportable operating segments: seating, which includes seat systems and related components; electrical power management, which includes traditional wiring and power management systems, as well as emerging high-power and hybrid electrical systems; and interior, which has been divested and included instrument panels and cockpit systems, headliners and overhead systems, door panels, flooring and acoustic systems and other interior products. For further information related to our interior business, see Note 6, “Divestiture of Interior Business,” to the consolidated financial statements included in this Report. The financial information presented below is for our three reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s income (loss) before goodwill impairment charges, divestiture of Interior business, interest expense, other expense, provision for income taxes and equity in net (income) loss of affiliates (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under GAAP. Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income (loss) attributable to Lear, net cash provided by operating activities or other statement of operations or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income (loss) before provision for income taxes and equity in net (income) loss of affiliates, see Note 16, “Segment Reporting,” to the consolidated financial statements included in this Report.

Seating —

A summary of the financial measures for our seating segment is shown below (dollar amounts in millions):

	Year Ended
	December 31,	December 31,
	2008	2007

Net sales	$10,726.9	$12,206.1
Segment earnings(1)	386.7	758.7
Margin	3.6%	6.2%

(1)	See definition above.

Seating net sales were $10.7 billion for the year ended December 31, 2008, as compared to $12.2 billion for the year ended December 31, 2007, a decrease of $1.5 billion or 12.1%. Lower industry production volumes in North America and Europe negatively impacted net sales by $2.2 billion. The impact of net foreign exchange rate fluctuations and the benefit of new business favorably impacted net sales by $404 million and $190 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $387 million and 3.6% in 2008, as compared to $759 million and 6.2% in 2007. The decline in segment earnings was largely due to lower industry production volumes, which negatively impacted segment earnings by $558 million, as well as higher commodity costs. This decrease was partially offset by the benefit of our productivity and restructuring actions. In addition, we incurred costs related to our restructuring actions in the seating segment of $133 million in 2008, as compared to $92 million in 2007.

Electrical power management —

A summary of the financial measures for our electrical power management segment is shown below (dollar amounts in millions):

	Year Ended
	December 31,	December 31,
	2008	2007

Net sales	$2,843.6	$3,100.0
Segment earnings(1)	44.7	40.8
Margin	1.6%	1.3%

(1)	See definition above.

Electrical power management net sales were $2.8 billion for the year ended December 31, 2008, as compared to $3.1 billion for the year ended December 31, 2007, a decrease of $256 million or 8.3%. Lower industry production volumes in North America and Europe negatively impacted net sales by $483 million. This decrease was partially offset by the impact of net foreign exchange rate fluctuations and the benefit of new business, which favorably impacted net sales by $181 million and $92 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $45 million and 1.6% in 2008, as compared to $41 million and 1.3% in 2007. The benefit of our productivity and restructuring actions, as well as lower restructuring costs and the impact of legal claims, was offset by the impact of lower industry production volumes and net selling price reductions. In 2008, we incurred costs related to our restructuring actions in the electrical power management segment of $31 million, as compared to $70 million in 2007.

Interior —

A summary of the financial measures for our interior segment is shown below (dollar amounts in millions):

	Year Ended
	December 31,	December 31,
	2008	2007

Net sales	$—	$688.9
Segment earnings(1)	—	8.2
Margin	N/A	1.2%

(1)	See definition above.

We substantially completed the divestiture of our interior business in the first quarter of 2007. See “— Executive Overview” and Note 6, “Divestiture of Interior Business,” to the consolidated financial statements included in this Report for further information.

Other —

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

	Year Ended
	December 31,	December 31,
	2008	2007

Net sales	$—	$—
Segment earnings(1)	(200.6)	(233.9)
Margin	N/A	N/A

(1)	See definition above.

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

Restructuring

In 2005, we initiated a three-year restructuring strategy to (i) eliminate excess capacity and lower our operating costs, (ii) streamline our organizational structure and reposition our business for improved long-term profitability and (iii) better align our manufacturing footprint with the changing needs of our customers. In light of industry conditions and customer announcements, we expanded this strategy in 2008. Through the end of 2008, we incurred pretax restructuring costs of approximately $528 million and related manufacturing inefficiency charges of approximately $52 million. In 2009, we continued to restructure our global operations and to aggressively reduce our costs. We expect accelerated restructuring actions and related investments to continue for the next few years.

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

In the 2009 Successor Period, we recorded restructuring and related manufacturing inefficiency charges of $44 million in connection with our restructuring actions. These charges consist of $38 million recorded as cost of sales and $6 million recorded as selling, general and administrative expenses. Cash expenditures related to our restructuring actions totaled $15 million in the 2009 Successor Period, including $1 million in capital expenditures. The restructuring charges consist of employee termination benefits of $44 million and other related credits of ($1) million. We also estimate that we incurred approximately $1 million in manufacturing inefficiency costs during this period as a result of the restructuring. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations.

In the 2009 Predecessor Period, we recorded restructuring and related manufacturing inefficiency charges of $116 million in connection with our restructuring actions. These charges consist of $111 million recorded as cost of sales, $9 million recorded as selling, general and administrative expenses and ($4) million recorded as reorganization items and fresh-start accounting adjustments, net. Cash expenditures related to our restructuring actions totaled $137 million in the 2009 Predecessor Period, including $3 million in capital expenditures. The restructuring charges consist of employee termination benefits of $78 million, fixed asset impairment charges of $6 million and contract termination costs of $7 million, as well as other related costs of $10 million. We also estimate that we incurred approximately $15 million in manufacturing inefficiency costs during this period as a result of the restructuring. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $6 million in excess of related estimated fair values. Contract termination costs include net pension and other postretirement benefit plan charges of $9 million and various other credits of ($2) million, the majority of which relate to the rejections of certain lease agreements in connection with our bankruptcy filing.

In 2008, we recorded restructuring and related manufacturing inefficiency charges of $194 million in connection with our restructuring actions. These charges consist of $164 million recorded as cost of sales, $24 million recorded as selling, general and administrative expenses and $6 million recorded as other (income) expense, net. Cash expenditures related to our restructuring actions totaled $180 million in 2008, including $17 million in capital expenditures. The 2008 restructuring charges consist of employee termination benefits of $128 million, fixed asset impairment charges of $17 million and contract termination costs of $9 million, as well as other related costs of $23 million. We also estimate that we incurred approximately $17 million in manufacturing inefficiency costs during this period as a result of the restructuring. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $17 million in excess of related estimated fair values. Contract termination costs include net pension and other postretirement benefit plan charges of $8 million, lease cancellation costs of $2 million, a reduction in previously recorded repayments of various government-sponsored grants of ($2) million and various other costs of $1 million.

In 2007, we recorded restructuring and related manufacturing inefficiency charges of $182 million in connection with our restructuring actions. These charges consist of $166 million recorded as cost of sales and $16 million recorded as selling, general and administrative expenses. Cash expenditures related to our restructuring actions totaled $111 million in 2007. The 2007 restructuring charges consist of employee termination benefits of $115 million, fixed asset impairment charges of $17 million and contract termination costs of $25 million, as well as other related costs of $12 million. We also estimate that we incurred approximately $13 million in manufacturing inefficiency costs during this period as a result of the restructuring. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $17 million in excess of related estimated fair values. Contract termination costs include net pension and other postretirement benefit plan curtailment charges of $19 million, lease cancellation costs of $5 million and the repayment of various government-sponsored grants of $1 million.

Liquidity and Financial Condition

Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, indebtedness and customer launch activity. In addition, approximately 90% of the costs associated with our current restructuring strategy are expected to require cash expenditures. Our principal source of liquidity is cash flows from operating activities and existing cash balances. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and the combination of dividends, royalties, intercompany loan repayments and other distributions and advances from our subsidiaries to provide the funds necessary to meet our obligations. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information regarding potential dividends from our non-U.S. subsidiaries, see Note 11, “Income Taxes,” to the consolidated financial statements included in this Report.

Cash Flows

Net cash used in operating activities was $175 million in 2009, as compared to net cash provided by operating activities of $164 million in 2008. The decrease primarily reflects lower earnings before the impact of reorganization items and fresh-start accounting adjustments and goodwill impairment charges in 2009. The termination of our European accounts receivable factoring facilities also resulted in a decrease in operating cash flow of $186 million between years. The net change in working capital items partially offset these decreases, resulting in an increase in operating cash flow of $191 million between years.

Net cash used in investing activities was $92 million in 2009, as compared to $144 million in 2008, reflecting a decrease in capital expenditures of $49 million between years. Capital spending in 2010 is currently estimated at approximately $170 million.

Net cash provided by financing activities was $195 million in 2009, as compared to $987 million in 2008. In 2009, we borrowed $375 million under the First Lien Facility and prepaid $50 million under the Second Lien Facility. In addition, we paid $71 million in deferred financing fees related to our pre-petition primary credit facility, our debtor-in-possession financing and our First and Second Lien Facilities. We also prepaid $50 million of Series A Preferred Stock. In 2008, we elected to borrow $1.2 billion under our primary credit facility in order to protect against possible disruptions in the capital markets and to further bolster our liquidity position. These 2008 borrowings were partially offset by the repayment of our €56 million (approximately $87 million based on the exchange rate in effect as of the transaction date) aggregate principal amount of senior notes on the maturity date, the repurchase of the remaining $41 million aggregate principal amount of our senior notes due 2009 for a purchase price of $43 million, including the call premium and related fees, and the repurchase of $2 million aggregate principal amount of our senior notes due 2013 and $11 million aggregate principal amount of our senior notes due 2016 in the open market for an aggregate purchase price of $3 million, including related fees.

Capitalization

In addition to cash provided by operating activities, we utilize uncommitted credit facilities to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries. We utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. As of December 31, 2009 and 2008, our outstanding short-term debt balance, excluding borrowings outstanding under our pre-petition primary credit facility, was $37 million and $43 million, respectively. The weighted average short-term interest rate on our unsecured short-term debt balances was 7.7% and 7.1% for the years ended December 31, 2009 and December 31, 2008, respectively. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors.

First Lien Facility

On October 23, 2009, we entered into a first lien credit agreement (the “First Lien Agreement”) with certain financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent, providing for the issuance of term loans under the First Lien Facility. Pursuant to the terms of the First Lien Agreement, on the Effective Date, we had access to $500 million, subject to certain adjustments as defined in the Plan. Upon emergence from Chapter 11 bankruptcy proceedings on November 9, 2009, we requested initial funding of $200 million under this facility and had access to the remainder (the remainder to be drawn not later than 35 days after the initial funding and the amount to be determined based on the terms of the Plan and our liquidity needs). The proceeds of the First Lien Facility were used, in part, to satisfy amounts outstanding under our debtor-in-possession credit facility, and the remaining proceeds are available for other general corporate purposes. For further information regarding the debtor-in-possession credit facility, see “— Satisfaction of DIP Agreement.”

On November 27, 2009, we elected to make the delayed draw provided for under the First Lien Facility in the amount of $175 million. As of December 31, 2009, the aggregate principal amount outstanding under the First Lien Facility was $375 million. In addition to the foregoing, upon satisfaction of certain conditions, we will have the right to raise additional funds to increase the amount available under the First Lien Facility up to an aggregate amount of $575 million.

The First Lien Facility is comprised of the term loans described in the preceding paragraphs. Obligations under the First Lien Agreement are secured on a first priority basis by a lien on substantially all of the U.S. assets of Lear and its domestic subsidiaries, as well as 100% of the stock of Lear’s domestic subsidiaries and 65% of the stock of certain of Lear’s foreign subsidiaries. In addition, obligations under the First Lien Agreement are guaranteed on a first priority basis, on a joint and several basis, by certain of Lear’s domestic subsidiaries, which are directly or indirectly 100% owned by Lear.

Advances under the First Lien Agreement bear interest at a fixed rate per annum equal to (i) LIBOR (with a LIBOR floor of 2.0%), as adjusted for certain statutory reserves, plus 5.50%, payable on the last day of each applicable interest period but in no event less frequently than quarterly, or (ii) the Adjusted Base Rate (as defined in the First Lien Agreement) plus 4.50%, payable quarterly. In addition, the First Lien Agreement obligates us to pay certain fees to the lenders.

The First Lien Agreement contains various customary representations, warranties and covenants by us, including, without limitation, (i) covenants regarding maximum leverage and minimum interest coverage; (ii) limitations on the amount of capital expenditures; (iii) limitations on fundamental changes involving us or our subsidiaries; and (iv) limitations on indebtedness and liens. As of December 31, 2009, we were in compliance with all covenants set forth in the First Lien Facility.

Obligations under the First Lien Agreement may be accelerated following certain events of default, including, without limitation, any breach by us of any representation, warranty or covenant made in the First Lien Agreement or the entry into bankruptcy by us or certain of our subsidiaries.

The First Lien Facility matures on November 9, 2014, provided that if the second lien credit agreement (the “Second Lien Agreement”) is not refinanced prior to three months before its maturity on November 9, 2012, the maturity of the First Lien Facility will be adjusted automatically to three months before the maturity of the Second Lien Facility.

Second Lien Facility

On the Effective Date, we entered into the Second Lien Agreement with certain financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent, providing for the issuance of $550 million of term loans under the Second Lien Facility, which debt was issued on the Effective Date in partial satisfaction of the amounts outstanding under our pre-petition primary credit facility.

Obligations under the Second Lien Agreement are secured on a second priority basis by a lien on substantially all of the U.S. assets of Lear and its domestic subsidiaries, as well as 100% of the stock of Lear’s domestic subsidiaries and 65% of the stock of certain of Lear’s foreign subsidiaries. In addition, obligations under the Second Lien Agreement are guaranteed on a second priority basis, on a joint and several basis, by certain of Lear’s domestic subsidiaries, which are directly or indirectly 100% owned by Lear.

Advances under the Second Lien Agreement bear interest at a fixed rate per annum equal to (i) LIBOR (with a LIBOR floor of 3.5%), as adjusted for certain statutory reserves, plus 5.50% (with certain increases over the life of the Second Lien Facility), payable on the last day of each applicable interest period but in no event less frequently than quarterly, or (ii) the Adjusted Base Rate (as defined in the Second Lien Agreement) plus 4.50% (with certain increases over the life of the Second Lien Facility), payable quarterly. In addition, the Second Lien Agreement obligates us to pay certain fees to the lenders.

The Second Lien Agreement contains various customary representations, warranties and covenants by us, including, without limitation, (i) covenants regarding maximum leverage and minimum interest coverage; (ii) limitations on the amount of capital expenditures; (iii) limitations on fundamental changes involving us or our subsidiaries; and (iv) limitations on indebtedness and liens. As of December 31, 2009, we were in compliance with all covenants set forth in the Second Lien Facility.

Obligations under the Second Lien Agreement may be accelerated following certain events of default (subject to applicable cure periods), including, without limitation, the failure to pay principal or interest when due, a breach by us of any representation, warranty or covenant made in the Second Lien Agreement or the entry into bankruptcy by us or certain of our subsidiaries.

The Second Lien Agreement matures on November 9, 2012.

Satisfaction of DIP Agreement

On July 6, 2009, the Debtors entered into a credit and guarantee agreement by and among Lear, as borrower, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the “DIP Agreement”). The DIP Agreement provided for new money debtor-in-possession financing comprised of a term loan in the aggregate principal amount of $500 million. On August 4, 2009, the Bankruptcy Court entered an order approving the DIP Agreement, and the Debtors subsequently received proceeds of $500 million, net of related fees and expenses of approximately $37 million, related to available debtor-in-possession financing. On the Effective Date, amounts outstanding under the DIP Agreement were repaid, using proceeds of the First Lien Facility and available cash.

Cancellation of Pre-Petition Primary Credit Facility and Senior Notes

Our pre-petition primary credit facility consisted of an amended and restated credit and guarantee agreement, as further amended, which provided for maximum revolving borrowing commitments of $1.3 billion and a term loan facility of $1.0 billion. On the Effective Date, pursuant to the Plan, our pre-petition primary credit facility was cancelled (except for the purposes of allowing creditors under that facility to receive distributions under the Plan and allowing the administrative agent to exercise certain rights). On the Effective Date, pursuant to the Plan, each lender under the pre-petition primary credit facility received its pro rata share of: (i) $550 million of term loans under the Second Lien Facility; (ii) $450 million of Series A Preferred Stock; (iii) 35.5% of the Common Stock (excluding any effect of the Series A Preferred Stock, the Warrants and the management equity grants) and (iv) $100 million of cash.

Our pre-petition debt securities consisted of senior notes under the following:

•	Indenture dated as of November 24, 2006, by and among Lear, certain subsidiary guarantors party thereto from time to time and The Bank of New York Mellon Trust Company, N.A., as trustee (“BONY”), relating to the 8.5% senior notes due 2013 and the 8.75% senior notes due 2016;

•	Indenture dated as of August 3, 2004, by and among Lear, the guarantors party thereto from time to time and BNY Midwest Trust Company, N.A., as trustee, as amended and supplemented by that certain Supplemental Indenture No. 1 and Supplemental Indenture No. 2, relating to the 5.75% senior notes due 2014; and

•	Indenture dated as of February 20, 2002, by and among Lear, the guarantors party thereto from time to time and BONY, as amended and supplemented by that certain Supplemental Indenture No. 1, Supplemental Indenture No. 2, Supplemental Indenture No. 3 and Supplemental Indenture No. 4, relating to the zero-coupon convertible senior notes due 2022.

As of December 31, 2008, the aggregate amount outstanding under the senior notes was $1.3 billion.

On the Effective Date, pursuant to the Plan, the Company’s pre-petition outstanding debt securities were cancelled and the indentures governing such debt securities were terminated (except for the purposes of allowing holders of the notes to receive distributions under the Plan and allowing the trustees to exercise certain rights). Under the Plan, each holder of senior notes and certain other general unsecured claims against the Debtors and the unsecured deficiency claims of the lenders under the pre-petition primary credit facility received its pro rata share of (i) 64.5% of the Common Stock (excluding any effect of the Series A Preferred Stock, the Warrants and the management equity grants) and (ii) the Warrants.

For further information, see Note 10, “Long Term Debt,” to the consolidated financial statements included in this Report.

Pre-Petition Senior Notes — 2008 Transactions

In April 2008, we repaid, on the maturity date, €56 million ($87 million based on the exchange rate in effect as of the transaction date) aggregate principal amount of senior notes. In August 2008, we repurchased our remaining senior notes due 2009, with an aggregate principal amount of $41 million, for a purchase price of $43 million, including the call premium and related fees. In December 2008, we repurchased a portion of our senior notes due 2013 and 2016, with an aggregate principal amount of $2 million and $11 million, respectively, in the open market for an aggregate purchase price of $3 million, including related fees. In connection with these transactions, we recognized a net gain on the extinguishment of debt of approximately $8 million, which is included in other (income) expense, net in the consolidated statement of operations for the year ended December 31, 2008, included in this Report.

Contractual Obligations

Our scheduled maturities of long-term debt, including capital lease obligations, our scheduled interest payments on our First and Second Lien Facilities and our lease commitments under non-cancelable operating leases as of December 31, 2009, are shown below (in millions):

	2010	2011	2012	2013	2014	Thereafter	Total

Long-term debt maturities	$8.1	$6.2	$555.6	$4.3	$360.3	$0.7	$935.2
Scheduled interest payments	77.5	80.9	76.0	27.2	22.4	—	284.0
Lease commitments	67.0	46.5	33.0	23.8	16.7	35.7	222.7

Total	$152.6	$133.6	$664.6	$55.3	$399.4	$36.4	$1,441.9

The scheduled maturities above reflect the scheduled maturity of the Second Lien Facility in 2012 and the scheduled maturity of the First Lien Facility in 2014. As described above, the First Lien Facility matures in 2014, provided that if the Second Lien Agreement is not refinanced prior to three months before its maturity in 2012, the maturity of the First Lien Facility will be adjusted automatically to three months before the maturity of the Second Lien Facility, resulting in long-term debt maturities of $919.4 million, $0.5 million and $0.3 million in 2012, 2013 and 2014, respectively.

Borrowings under our First and Second Lien Facilities bear interest at variable rates. Therefore, an increase in interest rates would reduce our profitability. See “— Market Risk Sensitivity.”

In addition to the obligations set forth above, we have capital requirements with respect to new programs. We enter into agreements with our customers to produce products at the beginning of a vehicle’s life cycle. Although such agreements do not provide for a specified quantity of products, once we enter into such agreements, we are generally required to fulfill our customers’ purchasing requirements for the production life of the vehicle. Prior to being formally awarded a program, we typically work closely with our customers in the early stages of the design and engineering of a vehicle’s systems. Failure to complete the design and engineering work related to a vehicle’s systems, or to fulfill a customer’s contract, could have a material adverse impact on our business.

We also enter into agreements with suppliers to assist us in meeting our customers’ production needs. These agreements vary as to duration and quantity commitments. Historically, most have been short-term agreements, which do not provide for minimum purchases, or are requirements-based contracts.

We may be required to make significant cash outlays related to our unrecognized tax benefits, including interest and penalties. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, including interest and penalties, of $84 million as of December 31, 2009, have been excluded from the contractual obligations table above. For further information related to our unrecognized tax benefits, see Note 11, “Income Taxes,” to the consolidated financial statements included in this Report.

We also have minimum funding requirements with respect to our pension obligations. Based on these minimum funding requirements, we expect required contributions to be approximately $25 to $30 million to our domestic and foreign pension plans in 2010. We may elect to make contributions in excess of the minimum funding requirements in response to investment performance and changes in interest rates, to achieve funding levels required by our defined benefit plan arrangements or when we believe that it is financially advantageous to do so and based on our other capital requirements. Our minimum funding requirements after 2010 will depend on several factors, including investment performance and interest rates. Our minimum funding requirements may also be affected by changes in applicable legal requirements. We also have payments due with respect to our postretirement benefit obligations. We do not fund our postretirement benefit obligations. Rather, payments are made as costs are incurred by covered retirees. We expect payments related to our postretirement benefit obligations to be approximately $10 million in 2010.

We also have a defined contribution retirement program for our salaried employees. Contributions to this plan are determined as a percentage of each covered employee’s eligible compensation and are expected to be approximately $12 million in 2010. In addition, as a result of amendments to certain of our non-qualified defined benefit plans in December 2007, we expect distributions to participants in these plans to be approximately $7 million in 2010.

For further information related to our pension and other postretirement benefit plans, see “— Other Matters — Pension and Other Postretirement Benefit Plans” and Note 12, “Pension and Other Postretirement Benefit Plans,” to the consolidated financial statements included in this Report.

Off-Balance Sheet Arrangements

Guarantees and Commitments — We guarantee 49% of certain of the debt of Tacle Seating USA, LLC. As of December 31, 2009, the aggregate amount of debt guaranteed was approximately $3 million.

Accounts Receivable Factoring

Certain of our Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to us and are excluded from accounts receivable in the consolidated balance sheets included in this Report. In 2008, certain of our European subsidiaries entered into extended factoring agreements, which provided for aggregate purchases of specified customer accounts receivable of up to €315 million. In January 2009, Standard & Poor’s Ratings Services downgraded our corporate credit rating to CCC+ from B-, and as a result, in February 2009, the use of these facilities was suspended. In July 2009, these facilities were terminated in connection with our bankruptcy filing under Chapter 11. We cannot provide any assurance that any other factoring facilities will be available or utilized in the future. As of December 31, 2009, there were no factored receivables. As of December 31, 2008, the amount of factored receivables was $144 million.

Credit Ratings

The credit ratings below are not recommendations to buy, sell or hold our securities and are subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Our Corporate Rating and the credit ratings of our First Lien Facility and Second Lien Facility as of the date of this Report are shown below.

	Standard & Poor’s	Moody’s
	Ratings Services	Investors Service

Corporate rating	B	B2
Credit rating of First Lien Facility	BB−	Ba2
Credit rating of Second Lien Facility	BB−	Ba3
Ratings outlook	Positive	Stable

Dividends

See Item 5, “Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Pre-Petition Common Stock Repurchase Programs

Under our pre-petition common stock repurchase programs, we repurchased 259,200 shares of our outstanding pre-petition common stock at an average purchase price of $16.18 per share, excluding commissions of $0.03 per share, in 2008 and 154,258 shares of our outstanding pre-petition common stock at an average purchase price of $28.18 per share, excluding commissions of $0.03 per share, in 2007. In light of extremely adverse industry conditions, repurchases of common stock were suspended in 2008.

In connection with our emergence from Chapter 11 bankruptcy proceedings, our pre-petition common stock was extinguished, and no distributions were made to our former shareholders. So long as any of the Series A Preferred Stock remains outstanding, we cannot repurchase our common stock.

Adequacy of Liquidity Sources

As of December 31, 2009, we had approximately $1.6 billion of cash and cash equivalents on hand, which we believe will enable us to meet our liquidity needs to satisfy ordinary course business obligations. However, our ability to continue to meet such liquidity needs is subject to and will be affected by cash flows from operations, including the impact of restructuring activities, the continued general economic downturn and turmoil in the global credit markets, challenging automotive industry conditions, including further reduction in automotive industry production, the financial condition of our customers and suppliers and other related factors. Additionally, as discussed in “— Executive Overview” above, a continued economic downturn or a further reduction in production levels could negatively impact our financial condition. Furthermore, our future financial results will be affected by cash flows from operations, including the impact of restructuring activities, and will also be subject to certain factors outside of our control, including those described above in this paragraph. No assurance can be given regarding the length or severity of the economic downturn and its ultimate impact on our financial results. See Part I — Item 1A, “Risk Factors,” “— Executive Overview” above, including “— Executive Overview — Liquidity and Financial Condition,” and “— Forward-Looking Statements” below for further discussion of the risks and uncertainties affecting our cash flows from operations and overall liquidity.

Market Risk Sensitivity

In the normal course of business, we are exposed to market risk associated with fluctuations in foreign exchange rates and interest rates. Prior to our bankruptcy filing under Chapter 11, we managed these risks through the use of derivative financial instruments in accordance with management’s guidelines. We entered into all hedging transactions for periods consistent with the underlying exposures. We did not enter into derivative instruments for trading purposes.

As a result of our bankruptcy filing under Chapter 11, all of our outstanding derivative contracts were de-designated and/or terminated in the 2009 Predecessor Period. The market value of the derivative contracts as of the date that they were either de-designated or terminated was included in the counterparties’ secured claims under the Plan and settled in accordance with the Plan. There were no derivative contracts outstanding as of December 31,

2009. For additional information regarding our prior derivative contracts, see Note 17, “Financial Instruments,” to the consolidated financial statements included in this Report.

We intend to use derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage our exposures to fluctuations in foreign exchange. We will evaluate and, if appropriate, use derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage our exposures to fluctuations in interest rates and commodity prices in 2010.

Foreign Exchange

Operating results may be impacted by our buying, selling and financing in currencies other than the functional currency of our operating companies (“transactional exposure”). Prior to our bankruptcy filing under Chapter 11, we mitigated this risk by entering into forward foreign exchange, futures and option contracts. The foreign exchange contracts were executed with banks that we believed were creditworthy. Gains and losses related to foreign exchange contracts were deferred where appropriate and included in the measurement of the foreign currency transaction subject to the hedge. Gains and losses incurred related to foreign exchange contracts were generally offset by the direct effects of currency movements on the underlying transactions. Our most significant foreign currency transactional exposures relate to the Mexican peso and various European currencies.

In addition to transactional exposures, our operating results are impacted by the translation of our foreign operating income into U.S. dollars (“translation exposure”). In 2009, net sales outside of the United States accounted for 84% of our consolidated net sales, although certain non-U.S. sales are U.S. dollar denominated. We do not enter into foreign exchange contracts to mitigate this exposure.

Interest Rates

Prior to our bankruptcy filing under Chapter 11, our exposure to variable interest rates on outstanding variable rate debt instruments indexed to United States or European Monetary Union short-term money market rates was partially managed by the use of interest rate swap and other derivative contracts. These contracts converted certain variable rate debt obligations to fixed rate, matching effective and maturity dates to specific debt instruments. From time to time, we also utilized interest rate swap and other derivative contracts to convert certain fixed rate debt obligations to variable rate, matching effective and maturity dates to specific debt instruments. All of our interest rate swap and other derivative contracts were executed with banks that we believed were creditworthy and were denominated in currencies that matched the underlying debt instrument. Net interest payments or receipts from interest rate swap and other derivative contracts were included as adjustments to interest expense in our consolidated statements of operations on an accrual basis.

Commodity Prices

We have commodity price risk with respect to purchases of certain raw materials, including steel, leather, resins, chemicals, copper and diesel fuel. Raw material, energy and commodity costs have been extremely volatile over the past several years. In limited circumstances, we have used financial instruments to mitigate this risk.

We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, which include cost reduction actions, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Although raw material, energy and commodity costs have recently moderated, these costs remain volatile and could have an adverse impact on our operating results in the foreseeable future. See Part I — Item 1A, “Risk Factors — High raw material costs could continue to have an adverse impact on our profitability,” and “—  Forward-Looking Statements.”

Prior to our bankruptcy filing under Chapter 11, we used derivative instruments to reduce our exposure to fluctuations in certain commodity prices, including copper. Commodity swap contracts were executed with banks that we believed were creditworthy.

For further information related to the financial instruments described above, see Note 17, “Financial Instruments,” to the consolidated financial statements included in this Report.

Other Matters

Legal and Environmental Matters

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of December 31, 2009, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $19 million. In addition, as of December 31, 2009, we had recorded reserves for product liability claims and environmental matters of $27 million and $3 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. In addition, substantially all of the Debtors’ pre-petition liabilities were resolved under the Plan. For a description of risks related to various legal proceedings and claims, see Part I — Item 1A, “Risk Factors,” included in this Report. For a more complete description of our outstanding material legal proceedings and the impact of the Chapter 11 bankruptcy proceedings and the Plan on certain of our pre-petition liabilities, see Note 15, “Commitments and Contingencies,” to the consolidated financial statements included in this Report.

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies are more fully described in Note 4, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in this Report. Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates.

We consider an accounting estimate to be critical if it requires us to make assumptions about matters that were uncertain at the time the estimate was made and changes in the estimate would have had a significant impact on our consolidated financial position or results of operations.

Pre-Production Costs Related to Long-Term Supply Arrangements

We incur pre-production engineering and development (“E&D”) and tooling costs related to the products produced for our customers under long-term supply agreements. We expense all pre-production E&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, we expense all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a non-cancelable right to use the tooling. During 2009 and 2008, we capitalized $117 million and $137 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During 2009 and 2008, we also capitalized $101 million and $155 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. During 2009 and 2008, we collected $221 million and $337 million, respectively, of cash related to E&D and tooling costs.

A change in the commercial arrangements affecting any of our significant programs that would require us to expense E&D or tooling costs that we currently capitalize could have a material adverse impact on our operating results.

Impairment of Goodwill

As of December 31, 2009 and 2008, we had recorded goodwill of approximately $621 million and $1.5 billion, respectively. Goodwill recorded as of December 31, 2009, reflects the adoption of fresh-start accounting (see Note 3, “Fresh-Start Accounting,” to the consolidated financial statements included in this Report). Goodwill is not amortized but is tested for impairment on at least an annual basis. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment is more likely than not to have occurred. In conducting our impairment testing, we compare the fair value of each of our reporting units to the related net book value. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. We conduct our annual impairment testing as of the first day of the fourth quarter.

We utilize an income approach to estimate the fair value of each of our reporting units. The income approach is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. This approach also mitigates the impact of cyclical trends that occur in the industry. Fair value is estimated using recent automotive industry and specific platform production volume projections, which are based on both third-party and internally developed forecasts, as well as commercial, wage and benefit, inflation and discount rate assumptions. The discount rate used is the value-weighted average of our estimated cost of equity and of debt (“cost of capital”) derived using, both known and estimated, customary market metrics. Our weighted average cost of capital is adjusted by reporting unit to reflect a risk factor, if necessary, and such risk factors ranged from zero to 300 basis points for each reporting unit in 2008. Other significant assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions to this analysis, we believe that the income approach provides a reasonable estimate of the fair value of our reporting units.

In the 2009 Predecessor Period, our annual goodwill impairment analysis, completed as of the first day of the fourth quarter, was based on our distributable value, which was approved by the Bankruptcy Court, and resulted in impairment charges of $319 million related to our electrical power management segment. For further information on our distributable value, see Note 3, “Fresh-Start Accounting” to the consolidated financial statements included in this Report.

Our 2008 annual goodwill impairment analysis indicated a significant decline in the fair value of our electrical power management segment, as well as an impairment of the related goodwill. The decline in fair value resulted from unfavorable operating results, primarily as a result of the significant decline in estimated industry production volumes. We evaluated the net book value of goodwill within our electrical power management segment by comparing the fair value of each reporting unit to the related net book value. As a result, we recorded total goodwill impairment charges of $530 million.

Impairment of Long-Lived Assets

We monitor our long-lived assets for impairment indicators on an ongoing basis in accordance with GAAP. If impairment indicators exist, we perform the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated based upon either discounted cash flow analyses or estimated salvage values. Cash flows are estimated using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments, as well as assumptions related to discount rates. Changes in economic or operating conditions impacting these estimates and assumptions could result in the impairment of our long-lived assets.

In the 2009 Predecessor Period and in the years ended December 31, 2008 and 2007, we recognized fixed asset impairment charges of $6 million, $18 million and $17 million, respectively, in conjunction with our restructuring actions. See “— Restructuring.”

Fixed asset impairment charges are recorded in cost of sales in the consolidated statements of operations for the 2009 Predecessor Period and for the years ended December 31, 2008 and 2007, included in this Report.

Impairment of Investments in Affiliates

As of December 31, 2009 and 2008, we had aggregate investments in affiliates of $139 million and $190 million, respectively. We monitor our investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If we determine that an other-than-temporary decline in value has occurred, we recognize an impairment loss, which is measured as the difference between the recorded book value and the fair value of the investment. Fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values. A further deterioration in industry conditions and decline in the operating results of our non-consolidated affiliates could result in the impairment of our investments.

In the 2009 Predecessor Period, we recorded impairment charges of $42 million related to certain of our investments in affiliates. In the year ended December 31, 2008, we recorded an impairment charge of $34 million related to an investment in an affiliate.

Restructuring

Accruals have been recorded in conjunction with our restructuring actions. These accruals include estimates primarily related to facility consolidations and closures, employment reductions and contract termination costs. Actual costs may vary from these estimates. Restructuring-related accruals are reviewed on a quarterly basis, and changes to restructuring actions are appropriately recognized when identified.

Legal and Other Contingencies

We are involved from time to time in various legal proceedings and claims, including commercial or contractual disputes, product liability claims and environmental and other matters, that arise in the normal course of business. We routinely assess the likelihood of any adverse judgments or outcomes related to these matters, as well as ranges of probable losses, by consulting with internal personnel principally involved with such matters and with our outside legal counsel handling such matters. We have accrued for estimated losses in accordance with GAAP for those matters where we believe that the likelihood that a loss has occurred is probable and the amount of the loss is reasonably estimable. The determination of the amount of such reserves is based on knowledge and experience with regard to past and current matters and consultation with internal personnel principally involved with such matters and with our outside legal counsel handling such matters. The amount of such reserves may change in the future due to new developments or changes in circumstances. The inherent uncertainty related to the outcome of these matters can result in amounts materially different from any provisions made with respect to their resolution.

Pension and Other Postretirement Defined Benefit Plans

We provide certain pension and other postretirement benefits to our employees and retired employees, including pensions, postretirement health care benefits and other postretirement benefits.

Plan assets and obligations are measured using various actuarial assumptions, such as discount rates, rate of compensation increase, mortality rates, turnover rates and health care cost trend rates, which are determined as of the current year measurement date. The measurement of net periodic benefit cost is based on various actuarial assumptions, including discount rates, expected return on plan assets and rate of compensation increase, which are determined as of the prior year measurement date. We review our actuarial assumptions on an annual basis and modify these assumptions when appropriate. As required by GAAP, the effects of the modifications are recorded currently or are amortized over future periods.

Approximately 14% of our active workforce is covered by defined benefit pension plans. Approximately 2% of our active workforce is covered by other postretirement benefit plans. Pension plans provide benefits based on plan-specific benefit formulas as defined by the applicable plan documents. Postretirement benefit plans generally provide for the continuation of medical benefits for all eligible employees. We also have contractual arrangements with certain employees which provide for supplemental retirement benefits. In general, our policy is to fund our pension benefit obligation based on legal requirements, tax considerations and local practices. We do not fund our postretirement benefit obligation.

As of December 31, 2009, our projected benefit obligations related to our pension and other postretirement benefit plans were $817 million and $156 million, respectively, and our unfunded pension and other postretirement benefit obligations were $131 million and $156 million, respectively. These benefit obligations were valued using a weighted average discount rate of 5.93% and 5.50% for domestic pension and other postretirement benefit plans, respectively, and 5.88% and 6.60% for foreign pension and other postretirement benefit plans, respectively. The determination of the discount rate is based on the construction of a hypothetical bond portfolio consisting of high-quality fixed income securities with durations that match the timing of expected benefit payments. Changes in the selected discount rate could have a material impact on our projected benefit obligations and the unfunded status of our pension and other postretirement benefit plans. Decreasing the discount rate by 1% would have increased the projected benefit obligations and unfunded status of our pension and other postretirement benefit plans by approximately $110 million and $19 million, respectively.

For the 2009 Successor and 2009 Predecessor Periods, pension net periodic benefit cost was $1 million and $34 million, respectively, and other postretirement net periodic benefit cost was $1 million and $6 million, respectively. Net periodic benefit cost was determined using a variety of actuarial assumptions. In the 2009 Successor Period, pension net periodic benefit cost was calculated using a weighted average discount rate of 5.47% for domestic and 5.41% for foreign plans and an expected return on plan assets of 8.25% for domestic and 6.90% for foreign plans. In the 2009 Predecessor Period, pension net periodic benefit cost was calculated using a weighted average discount rate of 5.68% for domestic and 5.98% for foreign plans and an expected return on plan assets of 8.25% for domestic and 6.90% for foreign plans. The expected return on plan assets is determined based on several factors, including adjusted historical returns, historical risk premiums for various asset classes and target asset allocations within the portfolio. Adjustments made to the historical returns are based on recent return experience in the equity and fixed income markets and the belief that deviations from historical returns are likely over the relevant investment horizon. In the 2009 Successor Period, other postretirement net periodic benefit cost was calculated using a discount rate of 5.50% for domestic and 6.50% for foreign plans. In the 2009 Predecessor Period, other postretirement net periodic benefit cost was calculated using a discount rate of 5.75% for domestic and 7.50% for foreign plans.

Aggregate pension and other postretirement net periodic benefit cost is forecasted to be approximately $15 million in 2010. This estimate is based on a weighted average discount rate of 5.93% and 5.88% for domestic and foreign pension plans, respectively, and 5.50% and 6.50% for domestic and foreign other postretirement benefit plans, respectively. Actual cost is also dependent on various other factors related to the employees covered by these plans. Adjustments to our actuarial assumptions could have a material adverse impact on our operating results. While decreasing the discount rate by 1% would have a minimal impact on pension and other postretirement net periodic benefit cost for the year ended December 31, 2010, decreasing the expected return on plan assets by 1% would increase pension net periodic benefit cost by approximately $7 million for the year ended December 31, 2010.

Based on minimum funding requirements, we expect required contributions to be approximately $25 to $30 million to our domestic and foreign pension plans in 2010. We may elect to make contributions in excess of the minimum funding requirements in response to investment performance and changes in interest rates, to achieve funding levels required by our defined benefit plan arrangements or when we believe that it is financially advantageous to do so and based on our other capital requirements. Our minimum funding requirements after 2010 will depend on several factors, including investment performance and interest rates. Our minimum funding requirements may also be affected by changes in applicable legal requirements. We also have payments due with respect to our postretirement benefit obligations. We do not fund our postretirement benefit obligations. Rather, payments are made as costs are incurred by covered retirees. We expect payments related to our postretirement benefit obligations to be approximately $10 million in 2010.

We also have a defined contribution retirement program for our salaried employees. Contributions to this program are determined as a percentage of each covered employee’s eligible compensation and are expected to be approximately $12 million in 2010. In addition, as a result of amendments to certain of our non-qualified defined benefit plans in December 2007, we expect distributions to participants in these plans to be approximately $7 million in 2010.

For further information related to our pension and other postretirement benefit plans, see Note 12, “Pension and Other Postretirement Benefit Plans,” to the consolidated financial statements included in this Report.

Revenue Recognition and Sales Commitments

We enter into agreements with our customers to produce products at the beginning of a vehicle’s life cycle. Although such agreements do not provide for a specified quantity of products, once we enter into such agreements, we are generally required to fulfill our customers’ purchasing requirements for the production life of the vehicle. These agreements generally may be terminated by our customers at any time. Historically, terminations of these agreements have been minimal. In certain instances, we may be committed under existing agreements to supply products to our customers at selling prices which are not sufficient to cover the direct cost to produce such products. In such situations, we recognize losses as they are incurred.

We receive purchase orders from our customers on an annual basis. Generally, each purchase order provides the annual terms, including pricing, related to a particular vehicle model. Purchase orders do not specify quantities. We recognize revenue based on the pricing terms included in our annual purchase orders as our products are shipped to our customers. We are asked to provide our customers with annual price reductions as part of certain agreements. We accrue for such amounts as a reduction of revenue as our products are shipped to our customers. In addition, we have ongoing adjustments to our pricing arrangements with our customers based on the related content, the cost of our products and other commercial factors. Such pricing accruals are adjusted as they are settled with our customers.

Amounts billed to customers related to shipping and handling costs are included in net sales in our consolidated statements of operations. Shipping and handling costs are included in cost of sales in our consolidated statements of operations.

Income Taxes

We account for income taxes in accordance GAAP. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

In determining the provision for income taxes for financial statement purposes, we make certain estimates and judgments, which affect our evaluation of the carrying value of our deferred tax assets, as well as our calculation of certain tax liabilities. In accordance with GAAP, we evaluate the carrying value of our deferred tax assets on a quarterly basis. In completing this evaluation, we consider all available evidence. Such evidence includes historical results, expectations for future pretax operating income, the time period over which our temporary differences will reverse and the implementation of feasible and prudent tax planning strategies.

We continue to maintain a valuation allowance related to our net deferred tax assets in the United States and several foreign jurisdictions. As of December 31, 2009, we had valuation allowances of $1.2 billion related to tax loss and credit carryforwards and other deferred tax assets in the United States and several foreign jurisdictions. Our current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries, particularly the United States. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated.

In addition, the calculation of our tax benefits and liabilities includes uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize tax benefits and liabilities based on our estimate of whether, and the extent to which, additional taxes will be due. We adjust these liabilities based on changing facts and circumstances; however, due to the complexity of some of these uncertainties and the impact of any tax audits, the ultimate resolutions may differ significantly from our estimated liabilities.

On January 1, 2007, we adopted new GAAP provisions, which clarified the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of tax positions taken or expected to be taken in a tax return. Under these new requirements, we must review all of our tax positions and make a determination as to whether our position is more-likely-than-not to be sustained upon examination by regulatory authorities. If a tax position meets the more-likely-than-not standard, then the related tax benefit is measured based on a cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement or disposition of the underlying issue. We recognized the cumulative impact of the adoption of these requirements as a $5 million decrease to our liability for unrecognized tax benefits with a corresponding decrease to our retained deficit balance as of January 1, 2007.

For further information related to income taxes, see Note 11, “Income Taxes,” to the consolidated financial statements included in this Report.

Fair Value Measurements

We measure certain assets and liabilities at fair value on a non-recurring basis using unobservable inputs (Level 3 input based on the GAAP fair value hierarchy). For further information on these fair value measurements, see “— Impairment of Goodwill,” “— Impairment of Long-Lived Assets” and ‘‘— Impairment of Investments in Affiliates” above and “— Adoption of Fresh-Start Accounting” below.

Adoption of Fresh-Start Accounting

Fresh-start accounting results in a new basis of accounting and reflects the allocation of our estimated fair value to our underlying assets and liabilities. Our estimates of fair value are inherently subject to significant uncertainties and contingencies beyond our reasonable control. Accordingly, there can be no assurance that the estimates, assumptions, valuations, appraisals and financial projections will be realized, and actual results could vary materially.

Our reorganization value was allocated to our assets in conformity with the procedures specified by ASC 805, “Business Combinations.” The excess of reorganization value over the fair value of tangible and identifiable intangible assets was recorded as goodwill. Liabilities existing as of the Effective Date, other than deferred taxes, were recorded at the present value of amounts expected to be paid using appropriate risk adjusted interest rates. Deferred taxes were determined in conformity with applicable income tax accounting standards. Predecessor accumulated depreciation, accumulated amortization, retained deficit, common stock and accumulated other comprehensive loss were eliminated.

For further information on fresh-start accounting, see Note 3, “Fresh-Start Accounting,” to the consolidated financial statements included in this Report.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2009, there were no material changes in the methods or policies used to establish estimates and assumptions. The adoption of fresh-start accounting required significant estimation and judgment. See Note 3, “Fresh-Start Accounting,” to the consolidated financial statements included in this Report. Other matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of fixed and intangible assets, unsettled pricing discussions with customers and suppliers, restructuring accruals, deferred tax asset valuation allowances and income taxes, pension and other postretirement benefit plan assumptions, accruals related to litigation, warranty and environmental remediation costs and self-insurance accruals. Actual results may differ significantly from our estimates.

Recently Issued Accounting Pronouncements

Fair Value Measurements and Financial Instruments

The Financial Accounting Standards Board (“FASB”) amended ASC 860, “Transfers and Servicing,” with Accounting Standards Update (“ASU”) 2009-16, “Accounting for Transfers of Financial Assets,” to, among other things, eliminate the concept of qualifying special purpose entities, provide additional sale accounting requirements and require enhanced disclosures. The provisions of this update are effective for annual reporting periods beginning after November 15, 2009. The effects of adoption are not expected to be significant as our previous asset-backed securitization facility expired in 2008. We will assess the impact of this update on any future securitizations.

We adopted the provisions of ASC 820-10, “Fair Value Measurements and Disclosures,” for our financial assets and liabilities and certain of our nonfinancial assets and liabilities that are measured and/or disclosed at fair value on a recurring basis as of January 1, 2008. We adopted these provisions for other nonfinancial assets and liabilities that are measured and/or disclosed at fair value on a nonrecurring basis as of January 1, 2009. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The effects of adoption were not significant. For further information, see Note 17, “Financial Instruments,” to the consolidated financial statements included in this Report.

The FASB amended ASC 820-10 to provide additional guidance on disclosure requirements and estimating fair value when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity (FASB Staff Position (“FSP”) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). This amendment requires interim disclosure of the inputs and valuation techniques used to measure fair value. The provisions of this amendment are effective for interim and annual reporting periods ending after June 15, 2009. The effects of adoption were not significant. For further information, see Note 17, “Financial Instruments,” to the consolidated financial statements included in this Report.

The FASB amended ASC 825-10, “Financial Instruments,” to extend the annual disclosure requirements for financial instruments to interim reporting periods (FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). The provisions of this amendment are effective for interim and annual reporting periods ending after June 15, 2009. The effects of adoption were not significant. For additional disclosures related to the fair value of our debt instruments, see Note 17, “Financial Instruments,” to the consolidated financial statements included in this Report.

Noncontrolling Interests

On January 1, 2009, we adopted the provisions of ASC 810-10-45, “Noncontrolling Interest in a Subsidiary.” This guidance requires the reporting of all noncontrolling interests as a separate component of equity (deficit), the reporting of consolidated net income (loss) as the amount attributable to both Lear and noncontrolling interests and the separate disclosure of net income (loss) attributable to Lear and net income (loss) attributable to noncontrolling interests. In addition, this guidance provides accounting and reporting requirements related to changes in noncontrolling ownership interests.

The reporting and disclosure requirements discussed above are required to be applied retrospectively. As such, all prior periods presented have been restated to conform to the current presentation and reporting requirements. In the consolidated balance sheet as of December 31, 2008, included in this Report, $49 million of noncontrolling interests were reclassified from other long-term liabilities to equity. In the consolidated statements of operations for the years ended December 31, 2008 and 2007, included in this Report, $26 million of net income attributable to noncontrolling interests was reclassified from minority interests in consolidated subsidiaries in both periods. In the consolidated statement of cash flows for the years ended December 31, 2008 and 2007, included in this Report, $19 million and $21 million, respectively, of dividends paid to noncontrolling interests were reclassified from cash flows from operating activities to cash flows from financing activities.

Derivative Instruments and Hedging Activities

On January 1, 2009, we adopted the provisions of ASC 815-10-50, “Derivatives and Hedging — Disclosure.” This guidance requires enhanced disclosures regarding (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under existing GAAP and (c) how derivative instruments and related hedged items affect an entity’s financial position, performance and cash flows. These provisions were effective for the fiscal year and interim periods beginning after November 15, 2008. The effects of adoption were not significant. For additional disclosures related to our derivative instruments and hedging activities, see Note 17, “Financial Instruments,” to the consolidated financial statements included in this Report.

Consolidation of Variable Interest Entities

The FASB amended ASC 810, “Consolidations,” with ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 significantly changes the model for determining whether an entity is the primary beneficiary and should thus consolidate a variable interest entity. In addition, this update requires additional disclosures and an ongoing assessment of whether a variable interest entity should be consolidated. The provisions of this update are effective for annual reporting periods beginning after November 15, 2009. We have ownership interests in consolidated and non-consolidated variable interest entities and are currently evaluating the impact of this update on our financial statements. We do not expect the effects of adoption to be significant.

Pension and Other Postretirement Benefits

The FASB amended ASC 715-20, “Compensation — Retirement Benefits — Defined Benefit Plans — General,” to require additional disclosures regarding assets held in an employer’s defined benefit pension or other postretirement plan (FSP No. 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets”). The provisions of this amendment are effective for annual reporting periods ending after December 15, 2009. Certain of our defined benefit pension plans are funded. The effects of adoption were not significant. For additional disclosures related to our defined benefit pension plans, see Note 12, “Pension and Other Postretirement Benefit Plans,” to the consolidated financial statements included in this Report.

FASB Codification

ASC 105, “Generally Accepted Accounting Principles,” establishes the ASC as the sole source of authoritative U.S. generally accepted accounting principles for nongovernmental entities, with the exception of rules and interpretive releases by the Securities and Exchange Commission. The provisions of ASC 105 are effective for interim and annual accounting periods ending after September 15, 2009. With the exception of changes to financial statements and other disclosures referencing pre-ASC accounting pronouncements, the effects of adoption were not significant.

Revenue Recognition

The FASB amended ASC 605, “Revenue Recognition,” with ASU 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” If a revenue arrangement has multiple deliverables, this update requires the allocation of revenue to the separate deliverables based on relative selling prices. In addition, this update requires additional ongoing disclosures about an entity’s multiple-element revenue arrangements. The provisions of this update are effective no later than January 1, 2011. We are currently evaluating the impact of this update on our financial statements.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions identify these forward-looking statements. All statements contained or incorporated in this Report which address operating performance, events or developments that we expect or anticipate may occur in the future, including statements related to business opportunities, awarded sales contracts, sales backlog and on-going commercial arrangements, or statements expressing views about future operating results, are forward-looking statements. Important factors, risks and uncertainties that may cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:

•	general economic conditions in the markets in which we operate, including changes in interest rates or currency exchange rates;

•	the financial condition and restructuring actions of our customers and suppliers;

•	changes in actual industry vehicle production levels from our current estimates;

•	fluctuations in the production of vehicles for which we are a supplier;

•	the loss of business with respect to, or the lack of commercial success of, a vehicle model for which we are a significant supplier, including further declines in sales of full-size pickup trucks and large sport utility vehicles;

•	disruptions in the relationships with our suppliers;

•	labor disputes involving us or our significant customers or suppliers or that otherwise affect us;

•	our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;

•	the outcome of customer negotiations;

•	the impact and timing of program launch costs;

•	the costs, timing and success of restructuring actions;

•	increases in our warranty or product liability costs;

•	risks associated with conducting business in foreign countries;

•	competitive conditions impacting our key customers and suppliers;

•	the cost and availability of raw materials and energy;

•	our ability to mitigate increases in raw material, energy and commodity costs;

•	the outcome of legal or regulatory proceedings to which we are or may become a party;

•	unanticipated changes in cash flow, including our ability to align our vendor payment terms with those of our customers;

•	our ability to access capital markets on commercially reasonable terms;

•	further impairment charges initiated by adverse industry or market developments;

•	our anticipated future performance, including, without limitation, our ability to maintain or increase revenue and gross margins, control future operating expenses and make necessary capital expenditures; and

•	other risks, described in Part I — Item 1A, “Risk Factors,” and from time to time in our other SEC filings.

The forward-looking statements in this Report are made as of the date hereof, and we do not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date hereof.

ITEM 8 —	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm	61
Consolidated Balance Sheets as of December 31, 2009 and 2008	63
Consolidated Statements of Operations for the two month period ended December 31, 2009, the ten month period ended November 7, 2009 and the years ended December 31, 2008 and 2007	64
Consolidated Statements of Equity for the two month period ended December 31, 2009, the ten month period ended November 7, 2009 and the years ended December 31, 2008 and 2007	65
Consolidated Statements of Cash Flows for the two month period ended December 31, 2009, the ten month period ended November 7, 2009 and the years ended December 31, 2008 and 2007	67
Notes to Consolidated Financial Statements	68
Schedule II — Valuation and Qualifying Accounts	126

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Lear Corporation

We have audited the accompanying consolidated balance sheets of Lear Corporation and subsidiaries as of December 31, 2009 (Successor) and December 31, 2008 (Predecessor), and the related consolidated statements of operations, equity and cash flows for the period from November 8, 2009 to December 31, 2009 (Successor), the period from January 1, 2009 to November 7, 2009, and the years ended December 31, 2008 and 2007 (Predecessor). Our audits also included the financial statement schedule included in Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lear Corporation and subsidiaries as of December 31, 2009 (Successor) and December 31, 2008 (Predecessor), and the consolidated results of their operations and cash flows for the period from November 8, 2009 to December 31, 2009 (Successor), the period from January 1, 2009 to November 7, 2009, and the years ended December 31, 2008 and 2007 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on November 5, 2009, the United States Bankruptcy Court for the Southern District of New York entered an order confirming the Plan of Reorganization, which became effective on November 9, 2009. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with FASB Accounting Standards Codificationtm 852, “Reorganizations,” for the Successor as a new entity with assets, liabilities and a capital structure having carrying values that are not comparable to prior periods.

As discussed in Note 1 to the consolidated financial statements, in 2009, the Predecessor changed its method of accounting for and presentation of consolidated net income (loss) attributable to Lear and noncontrolling interests.

As discussed in Note 12 to the consolidated financial statements, in 2008, the Predecessor changed its method of accounting for pension and other postretirement benefit plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lear Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2010, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Detroit, Michigan
February 26, 2010

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Lear Corporation

We have audited Lear Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lear Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A(b). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Lear Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of Lear Corporation and subsidiaries, and our report dated February 26, 2010, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Detroit, Michigan
February 26, 2010

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
December 31,	2009	2008
	(In millions, except share data)

ASSETS
Current Assets:
Cash and cash equivalents	$1,554.0	$1,592.1
Accounts receivable	1,479.9	1,210.7
Inventories	447.4	532.2
Other	305.7	339.2

Total current assets	3,787.0	3,674.2

Long-Term Assets:
Property, plant and equipment, net	1,050.9	1,213.5
Goodwill, net	621.4	1,480.6
Other	614.0	504.6

Total long-term assets	2,286.3	3,198.7

	$6,073.3	$6,872.9

LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$37.1	$42.5
Pre-petition primary credit facility	—	2,177.0
Accounts payable and drafts	1,547.5	1,453.9
Accrued liabilities	808.1	932.1
Current portion of long-term debt	8.1	4.3

Total current liabilities	2,400.8	4,609.8

Long-Term Liabilities:
Long-term debt	927.1	1,303.0
Other	563.6	712.4

Total long-term liabilities	1,490.7	2,015.4

Equity:
Series A convertible preferred stock, 100,000,000 shares authorized;
10,896,250 shares issued; 9,881,303 shares outstanding as of
December 31, 2009	408.1	—
Common stock, $0.01 par value, 300,000,000 shares authorized;
36,954,733 shares issued and outstanding as of December 31, 2009	0.4	—
Predecessor common stock, $0.01 par value, 150,000,000 shares authorized; 82,549,501 shares issued as of December 31, 2008	—	0.8
Additional paid-in capital, including warrants to purchase common stock	1,685.7	1,371.7
Predecessor common stock held in treasury, 5,145,642 shares as of
December 31, 2008, at cost	—	(176.1)
Retained deficit	(3.8)	(818.2)
Accumulated other comprehensive loss	(1.3)	(179.3)

Lear Corporation stockholders’ equity	2,089.1	198.9
Noncontrolling interests	92.7	48.8

Equity	2,181.8	247.7

	$6,073.3	$6,872.9

The accompanying notes are an integral part of these consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	Two Month	Ten Month
	Period Ended	Period Ended	Year Ended December 31,
	December 31, 2009	November 7, 2009	2008	2007
	(In millions, except per share data)

Net sales	$1,580.9	$8,158.7	$13,570.5	$15,995.0
Cost of sales	1,508.1	7,871.3	12,822.9	14,843.2
Selling, general and administrative expenses	71.2	376.7	511.5	572.8
Amortization of intangible assets	4.5	4.1	5.3	5.2
Goodwill impairment charges	—	319.0	530.0	—
Divestiture of Interior business	—	—	—	10.7
Interest expense ($221.1 million of contractual interest for the ten month period ended November 7, 2009)	11.1	151.4	190.3	199.2
Other (income) expense, net	19.8	(16.6)	51.9	40.7
Reorganization items and fresh-start accounting adjustments, net	—	(1,474.8)	—	—

Consolidated income (loss) before provision (benefit) for income taxes and equity in net (income) loss of affiliates	(33.8)	927.6	(541.4)	323.2
Provision (benefit) for income taxes	(24.2)	29.2	85.8	89.9
Equity in net (income) loss of affiliates	(1.9)	64.0	37.2	(33.8)

Consolidated net income (loss)	(7.7)	834.4	(664.4)	267.1
Less: Net income (loss) attributable to noncontrolling interests	(3.9)	16.2	25.5	25.6

Net income (loss) attributable to Lear	$(3.8)	$818.2	$(689.9)	$241.5

Basic net income (loss) per share attributable to Lear	$(0.11)	$10.56	$(8.93)	$3.14

Diluted net income (loss) per share attributable to Lear	$(0.11)	$10.55	$(8.93)	$3.09

The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Series A		Additional
	Preferred	Common	Paid-in	Treasury	Retained
	Stock	Stock	Capital	Stock	Deficit
	(In millions, except share data)

Balance at December 31, 2006 — Predecessor	$—	$0.7	$1,338.1	$(210.2)	$(362.5)
Comprehensive income (loss):
Net income	—	—	—	—	241.5
Other comprehensive income (loss)	—	—	—	—	—

Total comprehensive income (loss)	—	—	—	—	241.5
Issuance of common stock — merger termination	—	0.1	12.5	—	—
Stock-based compensation (includes issuances of 528,888 shares of common stock at an average price of $38.00)	—	—	22.7	20.1	—
Purchases of 154,258 shares at an average price of $28.21	—	—	—	(4.4)	—
Adoption of new accounting pronouncement (Note 11)	—	—	—	—	4.5
Dividends paid to noncontrolling interests	—	—	—	—	—
Transactions with affiliates	—	—	—	—	—

Balance at December 31, 2007 — Predecessor	$—	$0.8	$1,373.3	$(194.5)	$(116.5)

Comprehensive income (loss):
Net income (loss)	—	—	—	—	(689.9)
Other comprehensive income (loss)	—	—	—	—	—

Total comprehensive income (loss)	—	—	—	—	(689.9)
Stock-based compensation (includes issuances of 471,244 shares of common stock at an average price of $48.03)	—	—	(1.6)	22.6	—
Purchases of 259,200 shares at an average price of $16.21	—	—	—	(4.2)	—
Adoption of new accounting pronouncement (Note 12)	—	—	—	—	(4.9)
Adoption of new accounting pronouncement (Note 12)	—	—	—	—	(6.9)
Dividends paid to noncontrolling interests	—	—	—	—	—
Transactions with affiliates	—	—	—	—	—

Balance at December 31, 2008 — Predecessor	$—	$0.8	$1,371.7	$(176.1)	$(818.2)

Comprehensive income:
Net income	—	—	—	—	818.2
Other comprehensive income	—	—	—	—	—

Total comprehensive income	—	—	—	—	818.2
Stock-based compensation (includes issuances of 120,363 shares of common stock at an average price of $50.56)	—	—	1.6	6.1	—
Dividends paid to noncontrolling interests	—	—	—	—	—
Reorganization and fresh-start accounting adjustments	—	(0.8)	(1,373.3)	170.0	—

Balance at November 7, 2009 — Predecessor	$—	$—	$—	$—	$—

Issuance of 10,896,250 shares of Series A preferred stock net of $50.0 million prepayment in connection with emergence from Chapter 11	450.0	—	—	—	—
Issuance of 34,117,386 shares of common stock and 8,157,249 warrants in connection with emergence from Chapter 11	—	0.4	1,635.8	—	—

Balance at November 7, 2009 — Successor	$450.0	$0.4	$1,635.8	$—	$—

Comprehensive income (loss):
Net loss	—	—	—	—	(3.8)
Other comprehensive income (loss)	—	—	—	—	—

Total comprehensive income (loss)	—	—	—	—	(3.8)
Conversion of 1,014,947 shares of Series A preferred stock	(41.9)	—	41.9	—	—
Issuance of 1,780,015 shares of common stock related to exercises of warrants	—	—	—	—	—
Stock-based compensation	—	—	8.0	—	—
Dividends paid to noncontrolling interests	—	—	—	—	—

Balance at December 31, 2009 — Successor	$408.1	$0.4	$1,685.7	$—	$(3.8)

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (continued)

	Accumulated Other
	Comprehensive Loss, net of tax
	Defined	Derivative	Cumulative	Lear	Non-
	Benefit	Instruments and	Translation	Stockholders’	controlling
	Plans	Hedging Activities	Adjustments	Equity	Interests	Equity
	(In millions, except share data)

Balance at December 31, 2006 — Predecessor	$(202.2)	$5.9	$32.2	$602.0	$38.0	$640.0
Comprehensive income (loss):
Net income	—	—	—	241.5	25.6	267.1
Other comprehensive income (loss)	96.2	(20.6)	116.1	191.7	—	191.7

Total comprehensive income (loss)	96.2	(20.6)	116.1	433.2	25.6	458.8
Issuance of common stock — merger termination	—	—	—	12.6	—	12.6
Stock-based compensation (includes issuances of 528,888 shares of common stock at an average price of $38.00)	—	—	—	42.8	—	42.8
Purchases of 154,258 shares at an average price of $28.21	—	—	—	(4.4)	—	(4.4)
Adoption of new accounting pronouncement (Note 11)	—	—	—	4.5	—	4.5
Dividends paid to noncontrolling interests	—	—	—	—	(20.6)	(20.6)
Transactions with affiliates	—	—	—	—	(16.2)	(16.2)

Balance at December 31, 2007 — Predecessor	$(106.0)	$(14.7)	$148.3	$1,090.7	$26.8	$1,117.5

Comprehensive income (loss):
Net income (loss)	—	—	—	(689.9)	25.5	(664.4)
Other comprehensive income (loss)	(69.0)	(74.1)	(64.8)	(207.9)	0.7	(207.2)

Total comprehensive income (loss)	(69.0)	(74.1)	(64.8)	(897.8)	26.2	(871.6)
Stock-based compensation (includes issuances of 471,244 shares of common stock at an average price of $48.03)	—	—	—	21.0	—	21.0
Purchases of 259,200 shares at an average price of $16.21	—	—	—	(4.2)	—	(4.2)
Adoption of new accounting pronouncement (Note 12)	—	—	—	(4.9)	—	(4.9)
Adoption of new accounting pronouncement (Note 12)	1.0	—	—	(5.9)	—	(5.9)
Dividends paid to noncontrolling interests	—	—	—	—	(19.4)	(19.4)
Transactions with affiliates	—	—	—	—	15.2	15.2

Balance at December 31, 2008 — Predecessor	$(174.0)	$(88.8)	$83.5	$198.9	$48.8	$247.7

Comprehensive income:
Net income	—	—	—	818.2	16.2	834.4
Other comprehensive income	14.9	47.7	55.9	118.5	1.0	119.5

Total comprehensive income	14.9	47.7	55.9	936.7	17.2	953.9
Stock-based compensation (includes issuances of 120,363 shares of common stock at an average price of $50.56)	—	—	—	7.7	—	7.7
Dividends paid to noncontrolling interests	—	—	—	—	(16.8)	(16.8)
Reorganization and fresh-start accounting adjustments	159.1	41.1	(139.4)	(1,143.3)	54.5	(1,088.8)

Balance at November 7, 2009 — Predecessor	$—	$—	$—	$—	$103.7	$103.7

Issuance of 10,896,250 shares of Series A preferred stock net of $50.0 million prepayment in connection with emergence from Chapter 11	—	—	—	450.0	—	450.0
Issuance of 34,117,386 shares of common stock and 8,157,249 warrants in connection with emergence from Chapter 11	—	—	—	1,636.2	—	1,636.2

Balance at November 7, 2009 — Successor	$—	$—	$—	$2,086.2	$103.7	$2,189.9

Comprehensive income (loss):
Net loss	—	—	—	(3.8)	(3.9)	(7.7)
Other comprehensive income (loss)	9.2	—	(10.5)	(1.3)	(0.1)	(1.4)

Total comprehensive income (loss)	9.2	—	(10.5)	(5.1)	(4.0)	(9.1)
Conversion of 1,014,947 shares of Series A preferred stock	—	—	—	—	—	—
Issuance of 1,780,015 shares of common stock related to exercises of warrants	—	—	—	—	—	—
Stock-based compensation	—	—	—	8.0	—	8.0
Dividends paid to noncontrolling interests	—	—	—	—	(7.0)	(7.0)

Balance at December 31, 2009 — Successor	$9.2	$—	$(10.5)	$2,089.1	$92.7	$2,181.8

The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	Two Month	Ten Month
	Period Ended	Period Ended	Year Ended
	December 31,	November 7,	December 31,
	2009	2009	2008	2007
	(In millions)
Cash Flows from Operating Activities:
Consolidated net income (loss)	$(7.7)	$834.4	$(664.4)	$267.1
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities — Reorganization items and fresh start accounting adjustments, net	—	(1,474.8)	—	—
Goodwill impairment charges	—	319.0	530.0	—
Divestiture of Interior business	—	—	—	10.7
Equity in net (income) loss of affiliates	(1.9)	64.0	37.2	(33.8)
Gain on extinguishment of debt	—	—	(7.5)	—
Fixed asset impairment charges	—	5.6	17.5	16.8
Deferred tax provision (benefit)	(2.4)	32.2	30.4	(43.9)
Depreciation and amortization	39.8	223.9	299.3	296.9
Stock-based compensation	8.0	7.3	19.2	24.4
Net change in recoverable customer engineering and tooling	11.0	(9.6)	45.0	47.1
Net change in working capital items	291.2	(297.0)	(196.9)	(67.3)
Net change in sold accounts receivable	—	(138.5)	47.2	(168.9)
Changes in other long-term liabilities	(35.9)	(75.0)	(23.0)	80.3
Changes in other long-term assets	(1.7)	(4.6)	0.2	12.6
Other, net	23.6	13.9	29.4	45.5

Net cash provided by (used in) operating activities	324.0	(499.2)	163.6	487.5

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(41.3)	(77.5)	(167.7)	(202.2)
Cost of acquisitions, net of cash acquired	—	(4.4)	(27.9)	(33.4)
Divestiture of Interior business	—	—	—	(100.9)
Net proceeds from disposition of businesses and other assets	4.0	29.7	51.9	10.0
Other, net	(2.2)	(0.5)	(0.7)	(13.5)

Net cash used in investing activities	(39.5)	(52.7)	(144.4)	(340.0)

Cash Flows from Financing Activities:
Debtor-in-possession facility borrowings	—	500.0	—	—
Debtor-in-possession facility repayments	—	(500.0)	—	—
First lien facility borrowings	—	375.0	—	—
Second lien facility prepayments	—	(50.0)	—	—
Payment of deferred financing fees	—	(70.6)	(17.6)	—
Predecessor primary credit facility borrowings (repayments)	—	—	1,186.0	(6.0)
Repayment/repurchase of predecessor senior notes	—	—	(133.5)	(2.9)
Other long-term debt repayments, net	(1.9)	(0.5)	(5.3)	(21.5)
Short-term borrowings (repayments), net	6.6	(11.4)	12.6	(10.2)
Prepayment of Series A convertible preferred stock in
connection with emergence from Chapter 11	—	(50.0)	—	—
Proceeds from the exercise of predecessor stock options	—	—	—	7.6
Dividends paid to noncontrolling interests	(7.0)	(16.8)	(19.4)	(20.6)
Other, net	32.5	(10.7)	(35.5)	(16.8)

Net cash provided by (used in) financing activities	30.2	165.0	987.3	(70.4)

Effect of foreign currency translation	(15.1)	49.2	(15.7)	21.5

Net Change in Cash and Cash Equivalents	299.6	(337.7)	990.8	98.6
Cash and Cash Equivalents at Beginning of Period	1,254.4	1,592.1	601.3	502.7

Cash and Cash Equivalents at End of Period	$1,554.0	$1,254.4	$1,592.1	$601.3

Changes in Working Capital:
Accounts receivable	$337.0	$(426.0)	$867.6	$78.9
Inventories	27.2	66.0	55.6	(6.9)
Accounts payable	10.2	50.3	(779.2)	(125.9)
Accrued liabilities and other	(83.2)	12.7	(340.9)	(13.4)

Net change in working capital items	$291.2	$(297.0)	$(196.9)	$(67.3)

Supplementary Disclosure:
Cash paid for interest	$0.5	$78.9	$195.9	$207.1

Cash paid for income taxes, net of refunds received of $26.9 in the ten month period ended November 7, 2009, $10.4 in 2008 and $13.8 in 2007	$4.3	$60.0	$103.5	$107.1

The accompanying notes are an integral part of these consolidated financial statements.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(1)	Basis of Presentation

Lear Corporation (“Lear”) and its affiliates design and manufacture complete automotive seat systems and related components, as well as electrical power management systems. Through the first quarter of 2007, Lear also supplied automotive interior systems and components, including instrument panels and cockpit systems, headliners and overhead systems, door panels and flooring and acoustic systems (Note 6, “Divestiture of Interior Business”). Lear’s main customers are automotive original equipment manufacturers. Lear operates facilities worldwide (Note 16, “Segment Reporting”).

On November 9, 2009, Lear and certain of its U.S. and Canadian subsidiaries emerged from bankruptcy proceedings under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) (“Chapter 11”). In accordance with the provisions of FASB Accounting Standards Codificationtm (“ASC”) 852, “Reorganizations,” Lear adopted fresh-start accounting upon its emergence from Chapter 11 bankruptcy proceedings and became a new entity for financial reporting purposes as of November 7, 2009. Accordingly, the consolidated financial statements for the reporting entity subsequent to emergence from Chapter 11 bankruptcy proceedings (the “Successor”) are not comparable to the consolidated financial statements for the reporting entity prior to emergence from Chapter 11 bankruptcy proceedings (the “Predecessor”).

In addition, ASC 852 requires that financial statements, for periods including and subsequent to a Chapter 11 bankruptcy filing, distinguish between transactions and events that are directly associated with the reorganization proceedings and the ongoing operations of the business, as well as additional disclosures. Effective July 7, 2009, expenses, gains and losses directly associated with the reorganization proceedings are reported as reorganization items and fresh-start accounting adjustments, net in the accompanying consolidated statement of operations for the ten month period ended November 7, 2009. In addition, liabilities subject to compromise in the Chapter 11 bankruptcy proceedings are distinguished from liabilities not subject to compromise and from post-petition liabilities. Liabilities subject to compromise were reported at amounts allowed or expected to be allowed under the Chapter 11 bankruptcy proceedings. For the period from July 7, 2009 through November 7, 2009, contractual interest expense related to liabilities subject to compromise of $69.7 million was not recorded as it was not an allowed claim under the Chapter 11 bankruptcy proceedings. The “Company,” when used in reference to the period subsequent to emergence from Chapter 11 bankruptcy proceedings, refers to the Successor, and when used in reference to periods prior to emergence from Chapter 11 bankruptcy proceedings, refers to the Predecessor. In addition, results for the two month period ended December 31, 2009, are referred to as the “2009 Successor Period,” and results for the ten month period ended November 7, 2009, are referred as the “2009 Predecessor Period.” For further information regarding the Company’s filing under and emergence from Chapter 11 bankruptcy proceedings and the adoption of fresh-start accounting, see Note 2, “Reorganization under Chapter 11,” and Note 3, “Fresh-Start Accounting.”

The accompanying Successor and Predecessor consolidated financial statements include the accounts of Lear, a Delaware corporation and the wholly owned and less than wholly owned subsidiaries controlled by Lear. In addition, variable interest entities in which Lear bears a majority of the risk of the entities’ potential losses or stands to gain from a majority of the entities’ expected returns are consolidated. Investments in affiliates in which Lear does not have control, but does have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method (Note 8, “Investments in Affiliates and Other Related Party Transactions”).

Noncontrolling Interests

On January 1, 2009, the Company adopted the provisions of ASC 810-10-45, “Noncontrolling Interest in a Subsidiary.” This guidance requires the reporting of all noncontrolling interests as a separate component of equity (deficit), the reporting of consolidated net income (loss) as the amount attributable to both Lear and noncontrolling interests and the separate disclosure of net income (loss) attributable to Lear and net income (loss) attributable to noncontrolling interests. In addition, this guidance provides accounting and reporting requirements related to changes in noncontrolling ownership interests.

The reporting and disclosure requirements discussed above are required to be applied retrospectively. As such, all prior periods presented have been restated to conform to current presentation and reporting requirements. In the

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

accompanying consolidated balance sheet as of December 31, 2008, $48.8 million of noncontrolling interests were reclassified from other long-term liabilities to equity. In the accompanying consolidated statements of operations for the years ended December 31, 2008 and 2007, $25.5 million and $25.6 million, respectively, of net income attributable to noncontrolling interests was reclassified from minority interests in consolidated subsidiaries. In the accompanying consolidated statements of cash flows for the years ended December 31, 2008 and 2007, $19.4 million and $20.6 million, respectively, of dividends paid to noncontrolling interests were reclassified from cash flows from operating activities to cash flows from financing activities.

(2)	Reorganization under Chapter 11

In 2009, the Company completed a comprehensive evaluation of its strategic and financial options and concluded that voluntarily filing for bankruptcy protection under Chapter 11 was necessary in order to re-align the Company’s capital structure to address lower industry production and capital market conditions and position the Company’s business for long-term success. On July 7, 2009, Lear Corporation and certain of its U.S. and Canadian subsidiaries (the “Canadian Debtors” and collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Consolidated Case No. 09-14326). On July 9, 2009, the Canadian Debtors also filed petitions for protection under section 18.6 of the Companies’ Creditors Arrangement Act in the Ontario Superior Court, Commercial List (the “Canadian Court”). Lear’s remaining subsidiaries, consisting primarily of non-U.S. and non-Canadian subsidiaries, were not subject to the requirements of the Bankruptcy Code. On September 12, 2009, the Debtors filed with the Bankruptcy Court their First Amended Joint Plan of Reorganization (as amended and supplemented, the “Plan” or “Plan of Reorganization”) and their Disclosure Statement (as amended and supplemented, the “Disclosure Statement”). On November 5, 2009, the Bankruptcy Court entered an order approving and confirming the Plan (the “Confirmation Order”), and on November 6, 2009, the Canadian Court entered an order recognizing the Confirmation Order and giving full force and effect to the Confirmation Order and Plan under applicable Canadian law.

On November 9, 2009 (the “Effective Date”), the Debtors consummated the reorganization contemplated by the Plan and emerged from Chapter 11 bankruptcy proceedings.

Post-Emergence Capital Structure and Recent Events

Following the Effective Date and after giving effect to the Excess Cash Paydown (as described below), the Company’s capital structure consists of the following:

•	First Lien Facility — A first lien credit facility of $375 million (the “First Lien Facility”).

•	Second Lien Facility — A second lien credit facility of $550 million (the “Second Lien Facility”).

•	Series A Preferred Stock — $450 million, or 10,896,250 shares, of Series A convertible participating preferred stock (the “Series A Preferred Stock”).

•	Common Stock and Warrants — A single class of Common Stock, par value $0.01 per share (the “Common Stock”), including sufficient shares to provide for (i) management equity grants, (ii) the conversion of the Series A Preferred Stock into Common Stock and (iii) warrants to purchase 15%, or 8,157,249 shares, of the Company’s Common Stock, on a fully diluted basis (the “Warrants”).

For more detailed information regarding the Company’s capital structure, see Part I — Item I, “Business — Business of the Company — General — Post-Emergence Capital Structure and Recent Events.” For further information regarding the First Lien Facility and the Second Lien Facility, see Note 10, “Long-Term Debt.” For further information regarding the Series A Preferred Stock, the Common Stock and the Warrants, see Note 13, “Capital Stock.”

Pursuant to the Plan, to the extent that the Company had liquidity on the Effective Date in excess of $1.0 billion, subject to certain working capital and other adjustments and accruals, the amount of such excess would be utilized (i) first, to prepay the Series A Preferred Stock in an aggregate stated value of up to $50 million;

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(ii) second, to prepay the Second Lien Facility in an aggregate principal amount of up to $50 million; and (iii) third, to reduce the First Lien Facility (such prepayments and reductions, the “Excess Cash Paydown”).

On November 27, 2009, the Company determined its liquidity on the Effective Date, for purposes of the Excess Cash Paydown, which consisted of approximately $1.5 billion in cash and cash equivalents. After giving effect to certain working capital and other adjustments and accruals, the resulting aggregate Excess Cash Paydown was approximately $225 million. The Excess Cash Paydown was applied, in accordance with the Plan, (i) first, to prepay the Series A Preferred Stock in an aggregate stated value of $50 million; (ii) second, to prepay the Second Lien Facility in an aggregate principal amount of $50 million; and (iii) third, to reduce the First Lien Facility by an aggregate principal amount of approximately $125 million.

On November 27, 2009, the Company elected to make the delayed draw provided for under the First Lien Facility in the amount of $175 million. Following such delayed draw funding, and when combined with the Company’s initial draw under the First Lien Facility of $200 million on the Effective Date and after giving effect to the Excess Cash Paydown, the aggregate principal amount outstanding under the First Lien Facility was $375 million. The application of the Excess Cash Paydown and the delayed draw under the First Lien Facility are reflected above in the information setting forth the Company’s capital structure following the Effective Date.

Satisfaction of DIP Agreement

On July 6, 2009, the Debtors entered into a credit and guarantee agreement by and among Lear, as borrower, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the “DIP Agreement”), as further described in Note 10, “Long-Term Debt.” The DIP Agreement provided for new money debtor-in-possession financing comprised of a term loan in the aggregate principal amount of $500 million. On August 4, 2009, the Bankruptcy Court entered an order approving the DIP Agreement, and the Debtors subsequently received proceeds of $500 million, net of related fees and expenses of approximately $36.7 million, related to available debtor-in-possession financing. On the Effective Date, amounts outstanding under the DIP Agreement were repaid, using proceeds of the First Lien Facility and available cash.

For further information regarding the DIP Agreement, see Note 10, “Long-Term Debt.”

Cancellation of Certain Pre-Petition Obligations

Under the Plan, the Company’s pre-petition equity, debt and certain of its other obligations were cancelled and extinguished, as follows:

•	The Predecessor common stock was extinguished, and no distributions were made to the Predecessor’s former shareholders;

•	The Predecessor’s pre-petition debt securities were cancelled, and the indentures governing such debt securities were terminated (other than for the purposes of allowing holders of the notes to receive distributions under the Plan and allowing the trustees to exercise certain rights); and

•	The Predecessor’s pre-petition primary credit facility was cancelled (other than for the purposes of allowing creditors under that facility to receive distributions under the Plan and allowing the administrative agent to exercise certain rights).

For further information regarding the resolution of certain of the Company’s other pre-petition liabilities in accordance with the Plan, see Note 3, “Fresh-Start Accounting — Liabilities Subject to Compromise,” and Note 15, “Commitments and Contingencies.”

(3)	Fresh-Start Accounting

As discussed in Note 2, “Reorganization under Chapter 11,” the Debtors emerged from Chapter 11 bankruptcy proceedings on November 9, 2009. As a result, the Successor adopted fresh-start accounting as (i) the reorganization value of the Predecessor’s assets immediately prior to the confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims and (ii) the holders of the Predecessor’s existing voting shares

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

immediately prior to the confirmation of the Plan received less than 50% of the voting shares of the emerging entity. Accounting principles generally accepted in the United States (“GAAP”) require the adoption of fresh-start accounting as of the Plan confirmation date, or as of a later date when all material conditions precedent to the Plan’s becoming effective are resolved, which occurred on November 9, 2009. The Company elected to adopt fresh-start accounting as of November 7, 2009, to coincide with the timing of its normal October accounting period close. Other than transactions specifically contemplated by the Plan, which have been reflected in the consolidated financial statements for the 2009 Predecessor Period, there were no transactions that occurred from November 8, 2009 through November 9, 2009, that would materially impact the Company’s consolidated financial position, results of operations or cash flows for the 2009 Successor or 2009 Predecessor Periods.

Reorganization Value

The Bankruptcy Court confirmed the Plan that included a distributable value (or reorganization value) of $3,054 million as set forth in the Disclosure Statement. For purposes of the Plan and the Disclosure Statement, the Company and certain secured and unsecured creditors agreed upon this value as of the bankruptcy filing date. This reorganization value was determined to be a fair and reasonable value and is within the range of values considered by the Bankruptcy Court as part of the confirmation process. The reorganization value reflects a number of factors and assumptions, including the Company’s statements of operations and balance sheets, the Company’s financial projections, the amount of cash available to fund operations, current market conditions and a return to more normalized light vehicle production and sales volumes. The range of values considered by the Bankruptcy Court of $2.9 billion to $3.4 billion was determined using comparable public company trading multiples and discounted cash flow valuation methodologies.

The comparable public company analysis indentified a group of comparable companies giving consideration to lines of business, size, geographic footprint and customer base. The analysis compared the public market implied enterprise value for each comparable public company to its projected earnings before interest, taxes, depreciation and amortization (“EBITDA”). The calculated range of multiples for the comparable companies was used to estimate a range which was applied to the Company’s projected EBITDA to determine a range of enterprise values for the reorganized company or the reorganization value.

The discounted cash flow analysis was based on the Company’s projected financial information which includes a variety of estimates and assumptions. While the Company considers such estimates and assumptions reasonable, they are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks, many of which are beyond the Company’s control and may not materialize. Changes in these estimates and assumptions may have had a significant effect on the determination of the Company’s reorganization value. The discounted cash flow analysis was based on recent automotive industry and specific platform production volume projections developed by both third-party and internal forecasts, as well as commercial, wage and benefit, inflation and discount rate assumptions. Other significant assumptions include terminal value growth rate, terminal value margin rate, future capital expenditures and changes in working capital requirements.

Adoption of Fresh-start Accounting

Fresh-start accounting results in a new basis of accounting and reflects the allocation of the Company’s estimated fair value to its underlying assets and liabilities. The Company’s estimates of fair value are inherently subject to significant uncertainties and contingencies beyond the Company’s reasonable control. Accordingly, there can be no assurance that the estimates, assumptions, valuations, appraisals and financial projections will be realized, and actual results could vary materially. If additional information becomes available related to the estimates used in determining the fair values, including those used in determining the fair values of long-lived assets, liabilities and income taxes, such information could impact the allocations of fair value included in the Successor’s balance sheet as of November 7, 2009.

The Company’s reorganization value was allocated to its assets in conformity with the procedures specified by ASC 805, “Business Combinations.” The excess of reorganization value over the fair value of tangible and identifiable intangible assets was recorded as goodwill. Liabilities existing as of the Effective Date, other than deferred taxes, were recorded at the present value of amounts expected to be paid using appropriate risk adjusted

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

interest rates. Deferred taxes were determined in conformity with applicable income tax accounting standards. Predecessor accumulated depreciation, accumulated amortization, retained deficit, common stock and accumulated other comprehensive loss were eliminated.

Adjustments recorded to the Predecessor balance sheet as of November 7, 2009, resulting from the consummation of the Plan and the adoption of fresh-start accounting are summarized below (in millions):

	Predecessor				Successor
	November 7,	Reorganization		Fresh-start	November 7,
	2009	Adjustments (1)		Adjustments (9)	2009

Assets
Current Assets:
Cash and cash equivalents	$1,493.9	$(239.5	)(2)	$—	$1,254.4
Accounts receivable	1,836.6	—		—	1,836.6
Inventories	471.8	—		9.1	480.9
Other	338.7	—		6.7	345.4

Total current assets	4,141.0	(239.5)		15.8	3,917.3

Long-Term Assets:
Property, plant and equipment, net	1,072.3	—		(4.7)	1,067.6
Goodwill, net	1,203.7	—		(582.3)	621.4	(8)
Other	518.0	(20.2	)(3)	161.6	659.4

Total long-term assets	2,794.0	(20.2)		(425.4)	2,348.4

	$6,935.0	$(259.7)		$(409.6)	$6,265.7

Liabilities and Equity (Deficit)
Current Liabilities:
Short-term borrowings	$30.4	$—		$—	$30.4
Debtor-in-possession term loan	500.0	(500.0	)(2)	—	—
Accounts payable and drafts	1,565.6	—		—	1,565.6
Accrued liabilities	884.7	(1.8	)(2)	17.5	900.4
Current portion of long-term debt	4.2	—		—	4.2

Total current liabilities	2,984.9	(501.8)		17.5	2,500.6

Long-Term Liabilities:
Long-term debt	8.2	925.0	(2)(4)	—	933.2
Other	679.7	—		(37.7)	642.0

Total long-term liabilities	687.9	925.0		(37.7)	1,575.2

Liabilities Subject to Compromise	3,635.6	(3,635.6	)(4)	—	—

Equity (Deficit):
Successor Series A Preferred Stock	—	450.0	(2)(4)	—	450.0
Successor Common Stock	—	0.4	(4)(7)	—	0.4
Successor additional paid-in capital	—	1,635.8	(4)(7)	—	1,635.8
Predecessor common stock	0.8	(0.8	)(5)	—	—
Predecessor additional paid-in capital	1,373.3	(1,373.3	)(5)	—	—
Predecessor common stock held in treasury	(170.0)	170.0	(5)	—	—
Retained deficit	(1,565.9)	2,070.6	(6)	(504.7)	—
Accumulated other comprehensive loss	(60.8)	—		60.8	—

Lear Corporation stockholders’ equity (deficit)	(422.6)	2,952.7		(443.9)	2,086.2
Noncontrolling interests	49.2	—		54.5	103.7

Equity (deficit)	(373.4)	2,952.7		(389.4)	2,189.9

	$6,935.0	$(259.7)		$(409.6)	$6,265.7

(1)	Represents amounts recorded as of the Effective Date for the consummation of the Plan, including the settlement of liabilities subject to compromise, the satisfaction of the DIP Agreement, the incurrence of new indebtedness and related cash payments, the issuances of Series A Preferred Stock and Common Stock and the cancellation of Predecessor common stock.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(2)	This adjustment reflects net cash payments recorded as of the Effective Date, including both the initial and delayed draw funding under the First Lien Facility and the Excess Cash Paydown (see Note 2, “Reorganization under Chapter 11”).

Borrowings under First Lien Facility	$375.0
Less: Debt issuance costs	(12.7)

First Lien Facility — net proceeds	362.3
Prepayment of Second Lien Facility	(50.0)
Prepayment of Series A Preferred Stock	(50.0)
Repayment of DIP Agreement, principal and accrued interest	(501.8)

Net cash payments	$(239.5)

(3)	This adjustment reflects the write-off of $32.9 million of unamortized debt issuance costs related to the satisfaction of the DIP Agreement, offset by the capitalization of debt issuance costs related to the First Lien Facility (see (2) above).

(4)	This adjustment reflects the settlement of liabilities subject to compromise (see “— Liabilities Subject to Compromise” below).

Settlement of liabilities subject to compromise	$(3,635.6)
Issuance of Successor Series A Preferred Stock(a)	500.0
Issuance of Successor Common Stock and Warrants(b)	1,636.2
Issuance of Second Lien Facility(a)	600.0

Gain on settlement of liabilities subject to compromise	$(899.4)

(a)	Prior to the Excess Cash Paydown.

(b)	See (7) below for a reconciliation of the reorganization value to the value of Successor Common Stock (including additional paid-in-capital).

(5)	This adjustment reflects the cancellation of the Predecessor common stock.

(6)	This adjustment reflects the cumulative impact of the reorganization adjustments discussed above.

Gain on settlement of liabilities subject to compromise	$(899.4)
Cancellation of Predecessor common stock (see(5) above)	(1,204.1)
Write-off of unamortized debt issuance costs (see(3) above)	32.9

$(2,070.6)

(7)	A reconciliation of the reorganization value to the value of Successor Common Stock as of the Effective Date is shown below:

Reorganization value	$3,054.0
Less: First Lien Facility	(375.0)
Second Lien Facility(c)	(550.0)
Other debt	(42.8)
Series A Preferred Stock(c)	(450.0)

Reorganization value of Successor Common Stock and Warrants	1,636.2
Less: Fair value of Warrants(d)	305.9

Reorganization value of Successor Common Stock	$1,330.3

Shares outstanding as of November 7, 2009	34,117,386
Per share value(e)	$38.99

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(c)	After giving effect to the Excess Cash Paydown.

(d)	For further information on the fair value of Warrants, see Note 13, “Capital Stock.”

(e)	The per share value of $38.99 was used to record the issuance of the Successor Common Stock.

(8)	A reconciliation of the reorganization value of the Successor assets and goodwill is shown below:

Reorganization value	$3,054.0
Plus: Liabilities (excluding debt and after giving effect to fresh-start accounting adjustments)	3,108.0
Fair value of noncontrolling interests	103.7

Reorganization value of Successor assets	6,265.7
Less: Successor assets (excluding goodwill and after giving effect to fresh-start accounting adjustments)	5,644.3

Reorganization value of Successor assets in excess of fair value — Successor goodwill	$621.4

(9)	Represents the adjustment of assets and liabilities to fair value, or other measurement as specified by ASC 805, in conjunction with the adoption of fresh-start accounting. Significant adjustments are summarized below.

Elimination of Predecessor goodwill	$1,203.7
Successor goodwill (see(8) above)	(621.4)
Elimination of Predecessor intangible assets	29.0
Successor intangible asset adjustment(f)	(191.0)
Defined benefit plans adjustment(g)	(55.0)
Inventory adjustment(h)	(9.1)
Property, plant and equipment adjustment(i)	4.7
Investments in non-consolidated affiliates adjustment(j)	(8.7)
Noncontrolling interests adjustment(j)	54.5
Elimination of Predecessor accumulated other comprehensive loss and other adjustments	120.0

Pretax loss on fresh-start accounting adjustments	526.7
Tax benefit related to fresh-start accounting adjustments(k)	(22.0)

Net loss on fresh-start accounting adjustments	$504.7

(f)	Intangible assets — This adjustment reflects the fair value of intangible assets determined as of the Effective Date. For further information on the valuation of intangible assets, see Note 4, “Summary of Significant Accounting Policies.”

(g)	Defined benefit plans — This adjustment primarily reflects differences in assumptions, such as the expected return on plan assets and the weighted average discount rate related to the payment of benefit obligations, between the prior measurement date of December 31, 2008, and the Effective Date. For additional information on the Company’s defined benefit plans, see Note 12, “Pension and Other Postretirement Benefits.”

(h)	Inventory — This amount adjusts inventory to fair value as of the Effective Date. Raw materials were valued at current replacement cost, work-in-process was valued at estimated finished goods selling price less estimated disposal costs, completion costs and a reasonable profit allowance for selling effort. Finished goods were valued at estimated selling price less estimated disposal costs and a reasonable profit allowance for selling effort.

(i)	Property, plant and equipment — This amount adjusts property, plant and equipment to fair value as of the Effective Date, giving consideration to the highest and best use of the assets. Fair value estimates were

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

based on independent appraisals. Key assumptions used in the appraisals were based on a combination of income, market and cost approaches, as appropriate.

(j)	Investments in non-consolidated affiliates and noncontrolling interests — These amounts adjust investments in non-consolidated affiliates and noncontrolling interests to their estimated fair values. Estimated fair values were based on internal and external valuations using customary valuation methodologies, including comparable earnings multiples, discounted cash flows and negotiated transaction values.

(k)	Tax benefit — This amount reflects the tax benefits related to the write-off of goodwill and other comprehensive loss, partially offset by the tax expense related to the intangible asset and property, plant and equipment fair value adjustments.

Liabilities Subject to Compromise

Certain pre-petition liabilities were subject to compromise or other treatment under the Plan and were reported at amounts allowed or expected to be allowed by the Bankruptcy Court. Certain of these claims were resolved and satisfied as of the Effective Date, while others have been or will be resolved in periods subsequent to emergence from Chapter 11 bankruptcy proceedings. Although the allowed amount of certain disputed claims has not yet been determined, our liability associated with these disputed claims was discharged upon our emergence from Chapter 11 bankruptcy proceedings. Future dispositions with respect to certain allowed Class 5A claims will be satisfied out of a common stock and warrant reserve established for that purpose. Accordingly, the future resolution of these disputed claims will not have an impact on our post-emergence financial condition or results of operations. To the extent that disputed claims are settled for less than current estimates, additional distributions will be made from amounts remaining in the common stock and warrant reserve to holders of allowed Class 5A claims pursuant to the Plan. A summary of liabilities subject to compromise reflected in the Predecessor consolidated balance sheet as of November 7, 2009, is shown below:

Predecessor — November 7, 2009

Short-term borrowings	$2.1
Accounts payable and drafts	0.3
Accrued liabilities	80.6
Debt subject to compromise
Pre-petition primary credit facility	2,240.6
8.50% Senior Notes, due 2013	298.0
8.75% Senior Notes, due 2016	589.3
5.75% Senior Notes, due 2014	399.5
Zero-coupon Convertible Senior Notes, due 2022	0.8
Accrued interest	61.5
Unamortized debt issuance costs	(37.1)

Liabilities subject to compromise	$3,635.6

Reorganization Items and Fresh-start Accounting Adjustments, Net

Reorganization items include expenses, gains and losses directly related to the Debtors’ reorganization proceedings. Fresh-start accounting adjustments reflect the impact of adoption of fresh-start accounting. A

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

summary of reorganization items and fresh-start accounting adjustments, net for the 2009 Predecessor Period is shown below (in millions):

Predecessor — Ten Month Period Ended November 7, 2009

Pretax reorganization items:
Professional fees	$26.9
Interest income	(0.2)
Incentive compensation expense	40.1
Unamortized debt issuance costs related to the satisfaction of the DIP Agreement	32.9
Gain on settlement of liabilities subject to compromise	(899.4)
Cancellation of Predecessor common stock	(1,204.1)
Other	2.3

(2,001.5)

Pretax fresh-start accounting adjustments (see (9) above)	526.7

Reorganization items and fresh-start accounting adjustments, net	$(1,474.8)

(4)	Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of ninety days or less.

Accounts Receivable

The Company records accounts receivable as its products are shipped to its customers. The Company’s customers are the world’s major automotive manufacturers. The Company records accounts receivable reserves for known collectibility issues, as such issues relate to specific transactions or customer balances. As of December 31, 2009, there were no accounts receivable reserves outstanding, primarily as a result of the adoption of fresh-start accounting as of November 7, 2009. As of December 31, 2008, accounts receivable are reflected net of reserves of $16.0 million. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected. Generally, the Company does not require collateral for its accounts receivable.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. The Company records inventory reserves for inventory in excess of production and/or forecasted requirements and for obsolete inventory in production and service inventories. As of December 31, 2009, there were no inventory reserves outstanding, primarily as a result of the adoption of fresh-start accounting as of November 7, 2009 (see Note 3, “Fresh-Start Accounting”). As of December 31, 2008, inventories are reflected net of reserves of $93.7 million. A summary of inventories is shown below (in millions):

	Successor	Predecessor
December 31,	2009	2008

Raw materials	$378.7	$417.4
Work-in-process	26.1	29.8
Finished goods	42.6	85.0

Inventories	$447.4	$532.2

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Pre-Production Costs Related to Long-Term Supply Arrangements

The Company incurs pre-production engineering and development (“E&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production E&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a non-cancelable right to use the tooling. During 2009 and 2008, the Company capitalized $116.5 million and $136.7 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During 2009 and 2008, the Company also capitalized $101.4 million and $154.8 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying consolidated balance sheets. During 2009 and 2008, the Company collected $221.3 million and $337.1 million, respectively, of cash related to E&D and tooling costs.

The classification of recoverable customer engineering and tooling costs related to long-term supply agreements is shown below (in millions):

	Successor	Predecessor
December 31,	2009	2008

Current	$38.5	$51.9
Long-term	76.8	66.8

Recoverable customer engineering and tooling	$115.3	$118.7

Property, Plant and Equipment

Property, plant and equipment is stated at cost; however, as a result of the adoption of fresh-start accounting, property, plant and equipment was re-measured at estimated fair value as of November 7, 2009 (see Note 3, “Fresh-Start Accounting”). Depreciable property is depreciated over the estimated useful lives of the assets, using principally the straight-line method as follows:

Buildings and improvements	10 to 40 years
Machinery and equipment	5 to 10 years

A summary of property, plant and equipment is shown below (in millions):

	Successor	Predecessor
December 31,	2009	2008

Land	$114.9	$143.0
Buildings and improvements	358.4	594.9
Machinery and equipment	608.3	2,002.1
Construction in progress	4.5	5.0

Total property, plant and equipment	1,086.1	2,745.0
Less — accumulated depreciation	(35.2)	(1,531.5)

Net property, plant and equipment	$1,050.9	$1,213.5

Depreciation expense was $35.2 million, $219.9 million, $294.0 million and $291.6 million for the 2009 Successor Period, the 2009 Predecessor Period and the years ended December 31, 2008 and 2007, respectively.

Costs associated with the repair and maintenance of the Company’s property, plant and equipment are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency or safety of the Company’s property, plant and equipment are capitalized and depreciated over the remaining life of the related asset.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Impairment of Goodwill

Goodwill is not amortized but is tested for impairment on at least an annual basis. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment is more likely than not to have occurred. In conducting its impairment testing, the Company compares the fair value of each of its reporting units to the related net book value. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. The Company conducts its annual impairment testing as of the first day of the fourth quarter.

The Company utilizes an income approach to estimate the fair value of each of its reporting units. The income approach is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of cash flows. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. This approach also mitigates the impact of cyclical trends that occur in the industry. Fair value is estimated using recent automotive industry and specific platform production volume projections, which are based on both third-party and internally developed forecasts, as well as commercial, wage and benefit, inflation and discount rate assumptions. The discount rate used is the value-weighted average of the Company’s estimated cost of equity and of debt (“cost of capital”) derived using, both known and estimated, customary market metrics. The Company’s weighted average cost of capital is adjusted by reporting unit to reflect a risk factor, if necessary, and such risk factors ranged from zero to 300 basis points for each reporting unit in 2008. Other significant assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions to this analysis, the Company believes that the income approach provides a reasonable estimate of the fair value of its reporting units.

In the 2009 Predecessor Period, the Company’s annual goodwill impairment analysis, completed as of the first day of the fourth quarter, was based on the Company’s distributable value, which was approved by the Bankruptcy Court, and resulted in impairment charges of $319.0 million related to the electrical power management segment. For further information on the Company’s distributable value, see Note 3, “Fresh-Start Accounting.”

The Company’s 2008 annual goodwill impairment analysis indicated a significant decline in the fair value of the Company’s electrical power management segment, as well as an impairment of the related goodwill. The decline in fair value resulted from unfavorable operating results, primarily as a result of the significant decline in estimated industry production volumes. The Company evaluated the net book value of goodwill within its electrical power management segment by comparing the fair value of each reporting unit to the related net book value. As a result, the Company recorded total goodwill impairment charges of $530.0 million in the accompanying consolidated statement of operations for the year ended December 31, 2008.

A summary of the changes in the carrying amount of goodwill, by reportable operating segment, for each of the periods in the two years ended December 31, 2009, is shown below (in millions):

		Electrical Power
	Seating	Management	Total

Balance as of January 1, 2008 — Predecessor	$1,097.5	$956.5	$2,054.0
Goodwill impairment charges	—	(530.0)	(530.0)
Foreign currency translation and other	(20.6)	(22.8)	(43.4)

Balance as of December 31, 2008 — Predecessor	$1,076.9	$403.7	$1,480.6

Goodwill impairment charges	—	(319.0)	(319.0)
Foreign currency translation and other	30.7	11.4	42.1

Balance as of November 7, 2009 — Predecessor	$1,107.6	$96.1	$1,203.7

Fresh-start accounting adjustment (Note 3)	(486.2)	(96.1)	(582.3)

Balance as of December 31, 2009 — Successor	$621.4	$—	$621.4

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Intangible Assets

In connection with the adoption of fresh-start accounting, certain intangible assets were recorded at their estimated fair value, which was based on independent appraisals, as of November 7, 2009. The technology intangible asset includes the Company’s proprietary patents. The value assigned to technology intangibles is based on the royalty savings method, which applies a hypothetical royalty rate to projected revenues attributable to the identified technologies. Royalty rates were determined based on analysis of market information and discussions with the Company’s management. The customer-based intangible asset includes the Company’s established relationships with its customers and the ability of these customers to generate future economic profits for the Company. The value assigned to customer-based intangibles is based on the present value of future earnings attributable to the asset group after recognition of required returns to other contributory assets. A summary of intangible assets as of December 31, 2009, is shown below (in millions):

				Weighted
	Gross Carrying	Accumulated	Net Carrying	Average Useful
	Value	Amortization	Value	Life (years)

Technology	$20.0	$(0.4)	$19.6	7.7
Customer-based	171.0	(4.1)	166.9	7.0

Balance as of December 31, 2009 — Successor	$191.0	$(4.5)	$186.5	7.1

Excluding the impact of any future acquisitions, the Company’s estimated annual amortization expense for the five succeeding years is shown below (in millions):

Year	Expense

2010	$27.0
2011	27.0
2012	27.0
2013	27.0
2014	27.0

In connection with the adoption of fresh-start accounting, Predecessor intangible assets were eliminated. The Predecessor’s intangible assets were acquired through business acquisitions and were valued based on independent appraisals. A summary of Predecessor intangible assets as of December 31, 2008, is shown below (in millions):

			Net	Weighted
	Gross Carrying	Accumulated	Carrying	Average Useful
	Value	Amortization	Value	Life (years)

Technology	$2.8	$(1.3)	$1.5	10.0
Customer contracts	22.1	(13.6)	8.5	7.8
Customer relationships	29.5	(8.0)	21.5	19.2

Balance as of December 31, 2008 — Predecessor	$54.4	$(22.9)	$31.5	15.7

For further information on the adoption of fresh-start accounting, see Note 3, “Fresh-Start Accounting.”

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

In the 2009 Predecessor Period and the years ended December 31, 2008 and 2007, the Company recognized fixed asset impairment charges of $5.6 million, $17.5 million and $16.8 million, respectively, in conjunction with its restructuring actions (Note 7, “Restructuring”). As discussed in Note 3, “Fresh-Start Accounting,” the Company’s long-lived assets were re-measured at estimated fair value as of November 7, 2009, in connection with the adoption of fresh-start accounting.

Fixed asset impairment charges are recorded in cost of sales in the accompanying consolidated statements of operations for the 2009 Predecessor Period and for the years ended December 31, 2008 and 2007.

Impairment of Investments in Affiliates

The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If the Company determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded book value and the fair value of the investment. Fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values. As discussed in Note 3, “Fresh-Start Accounting,” investments in affiliates were re-measured at estimated fair value as of November 7, 2009, in connection with the adoption of fresh-start accounting. For a discussion of impairment charges recorded in the 2009 Predecessor Period and the year ended December 31, 2008, see Note 8, “Investments in Affiliates and Other Related Party Transactions.”

Revenue Recognition and Sales Commitments

The Company enters into agreements with its customers to produce products at the beginning of a vehicle’s life cycle. Although such agreements do not provide for a specified quantity of products, once the Company enters into such agreements, the Company is generally required to fulfill its customers’ purchasing requirements for the production life of the vehicle. These agreements generally may be terminated by the customers at any time. Historically, terminations of these agreements have been minimal. In certain instances, the Company may be committed under existing agreements to supply products to its customers at selling prices which are not sufficient to cover the direct cost to produce such products. In such situations, the Company recognizes losses as they are incurred.

The Company receives purchase orders from its customers on an annual basis. Generally, each purchase order provides the annual terms, including pricing, related to a particular vehicle model. Purchase orders do not specify quantities. The Company recognizes revenue based on the pricing terms included in its annual purchase orders as its products are shipped to its customers. The Company is asked to provide its customers with annual price reductions as part of certain agreements. The Company accrues for such amounts as a reduction of revenue as its products are shipped to its customers. In addition, the Company has ongoing adjustments to its pricing arrangements with its customers based on the related content, the cost of its products and other commercial factors. Such pricing accruals are adjusted as they are settled with the Company’s customers.

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

and administrative expenses include selling, engineering and development and administrative costs not directly associated with the manufacture and distribution of the Company’s products.

Engineering and Development

Costs incurred in connection with the development of new products and manufacturing methods more than one year prior to launch, to the extent not recoverable from the Company’s customers, are charged to selling, general and administrative expenses as incurred. These costs amounted to $11.8 million, $71.6 million, $113.0 million and $134.6 million for the 2009 Successor Period, the 2009 Predecessor Period and the years ended December 31, 2008 and 2007, respectively.

Other (Income) Expense, Net

Other (income) expense, net includes non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with the Company’s asset-backed securitization and factoring facilities, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt (Note 10, “Long-Term Debt”), gains and losses on the sales of fixed assets and other miscellaneous income and expense. A summary of other (income) expense, net is shown below (in millions):

	Successor	Predecessor
	Two Month	Ten Month
	Period Ended	Period Ended	Year Ended
	December 31,	November 7,	December 31,
	2009	2009	2008	2007
Other expense	$20.2	$30.2	$82.7	$47.0
Other income	(0.4)	(46.8)	(30.8)	(6.3)

Other (income) expense, net	$19.8	$(16.6)	$51.9	$40.7

Income Taxes

The Company accounts for income taxes in accordance GAAP. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

In determining the provision for income taxes for financial statement purposes, the Company makes certain estimates and judgments, which affect its evaluation of the carrying value of its deferred tax assets, as well as its calculation of certain tax liabilities. In accordance with GAAP, the Company evaluates the carrying value of its deferred tax assets on a quarterly basis. In completing this evaluation, the Company considers all available evidence. Such evidence includes historical results, expectations for future pretax operating income, the time period over which its temporary differences will reverse and the implementation of feasible and prudent tax planning strategies.

Foreign Currency Translation

With the exception of foreign subsidiaries operating in highly inflationary economies, which are measured in U.S. dollars, assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the foreign exchange rates in effect at the end of the period. Revenues and expenses of foreign subsidiaries are translated into U.S. dollars using an average of the foreign exchange rates in effect during the period. Translation adjustments that arise from translating a foreign subsidiary’s financial statements from the functional currency to the U.S. dollar are reflected in accumulated other comprehensive loss in the consolidated balance sheets.

Transaction gains and losses that arise from foreign exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except certain long-term intercompany transactions or those

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

transactions which operate as a hedge of long-term investments in foreign subsidiaries, are included in the consolidated statements of operations as incurred.

Stock-Based Compensation

The Company measures stock-based employee compensation expense at fair value in accordance with the provisions of GAAP and recognizes such expense over the vesting period of the stock-based employee awards. For the 2009 Successor Period, the 2009 Predecessor Period and the years ended December 31, 2008 and 2007, the Company recognized stock-based employee compensation expense of $8.0 million, $7.7 million, $15.7 million and $27.1 million, respectively.

For further information related to the Company’s stock-based compensation programs, see Note 14, “Stock-Based Compensation.”

Net Income (Loss) Per Share Attributable to Lear

Basic net income (loss) per share attributable to Lear is computed using the weighted average common shares outstanding during the period. Common shares issuable upon the satisfaction of certain conditions pursuant to a contractual agreement, such as those common shares contemplated by the Plan, are considered common shares outstanding and are included in the computation of net income (loss) per share. Accordingly, the 34.1 million shares of common stock contemplated by the Plan, without regard to the actual issuance dates, were included in the computation of net income (loss) per share attributable to Lear for the 2009 Successor Period. Diluted net income (loss) per share attributable to Lear includes the dilutive effect of common stock equivalents using the average share price during the period. Summaries of net income (loss) (in millions) and shares outstanding are shown below:

	Successor	Predecessor
	Two Month	Ten Month
	Period Ended	Period Ended
	December 31,	November 7,	Year Ended December 31,
	2009	2009	2008	2007
Net income (loss) attributable to Lear	$(3.8)	$818.2	$(689.9)	$241.5

Weighted average common shares outstanding	34,525,187	77,499,860	77,242,360	76,826,765
Dilutive effect of common stock equivalents	—	59,932	—	1,387,483

Dilutive shares outstanding	34,525,187	77,559,792	77,242,360	78,214,248

The effect of certain common stock equivalents, including shares of preferred stock, warrants, restricted stock units, performance units, stock appreciation rights and options were excluded from the computation of diluted shares outstanding for the 2009 Successor Period, the 2009 Predecessor Period and the years ended December 31, 2008 and 2007, as inclusion would have resulted in antidilution. A summary of these common stock equivalents, including the related option exercise prices, is shown below:

	Successor	Predecessor
	Two Month	Ten Month
	Period Ended	Period Ended
	December 31,	November 7,	Year Ended December 31,
	2009	2009	2008	2007
Shares of preferred stock	9,881,303	—	—	—
Warrants	6,377,068	—	—	—
Restricted stock units	1,301,613	507,139	1,040,740	—
Performance units	—	84,709	168,696	—
Stock appreciation rights	—	1,875,807	2,432,745	1,301,922
Options	—	952,350	1,268,180	1,805,530
Exercise prices	N/A	$22.12 - $55.33	$22.12 - $55.33	$35.93 - $55.33

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Net income (loss) per share attributable to Lear for the 2009 Successor Period is not comparable to that for the 2009 Predecessor Period or the years ended December 31, 2008 and 2007, as all Predecessor common stock was extinguished under the Plan.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2009, there were no material changes in the methods or policies used to establish estimates and assumptions. The adoption of fresh-start accounting required significant estimation and judgment (Note 3, “Fresh-Start Accounting”). Other matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of fixed and intangible assets and unsettled pricing discussions with customers and suppliers (Note 4, “Summary of Significant Accounting Policies”); restructuring accruals (Note 7, “Restructuring”); deferred tax asset valuation allowances and income taxes (Note 11, “Income Taxes”); pension and other postretirement benefit plan assumptions (Note 12, “Pension and Other Postretirement Benefit Plans”); accruals related to litigation, warranty and environmental remediation costs (Note 15, “Commitments and Contingencies”); and self-insurance accruals. Actual results may differ significantly from the Company’s estimates.

Reclassifications

Certain amounts in prior years’ financial statements have been reclassified to conform to the presentation used in the 2009 Successor and 2009 Predecessor Periods.

(5)	Merger Agreement

On February 9, 2007, the Company entered into an Agreement and Plan of Merger, as amended (the “AREP merger agreement”), with AREP Car Holdings Corp., a Delaware corporation (“AREP Car Holdings”), and AREP Car Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of AREP Car Holdings, an affiliate of Carl C. Icahn.

On July 16, 2007, the Company held its 2007 Annual Meeting of Stockholders, at which the proposal to approve the AREP merger agreement did not receive the affirmative vote of the holders of a majority of the outstanding shares of the Company’s common stock. As a result, the AREP merger agreement terminated in accordance with its terms. Upon termination of the AREP merger agreement, the Company was obligated to (1) pay AREP Car Holdings $12.5 million, (2) issue to AREP Car Holdings 335,570 shares of its common stock valued at approximately $12.5 million, based on the closing price of the Company’s common stock on July 16, 2007, and (3) increase from 24% to 27% the share ownership limitation under the limited waiver of Section 203 of the Delaware General Corporation Law granted by the Company in October 2006 to affiliates of and funds managed by Carl C. Icahn (collectively, the “Termination Consideration”). The Company recognized costs of approximately $34.9 million associated with the Termination Consideration and transaction costs related to the proposed merger in selling, general and administrative expenses in 2007.

(6)	Divestiture of Interior Business

European Interior Business

In 2006, the Company completed the contribution of substantially all of its European interior business to International Automotive Components Group, LLC (“IAC Europe”), a joint venture with affiliates of WL Ross & Co. LLC (“WL Ross”) and Franklin Mutual Advisers, LLC (“Franklin”), in exchange for an approximately one-third equity interest in IAC Europe. In connection with this transaction, the Company recorded a loss on divestiture of interior business of $6.1 million in 2007. In 2009, as a result of an equity transaction between IAC Europe and one of the Company’s joint venture partners, the Company’s equity interest in IAC Europe decreased to 30.45%.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company’s investment in IAC Europe is accounted for under the equity method (Note 8, “Investments in Affiliates and Other Related Party Transactions).

North American Interior Business

In March 2007, the Company completed the transfer of substantially all of the assets of its North American interior business (as well as its interests in two China joint ventures) to International Automotive Components Group North America, Inc. (“IAC”) (the “IAC North America Transaction”). The IAC North America Transaction was completed pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”) dated as of November 30, 2006, by and among the Company, IAC, affiliates of WL Ross and Franklin and International Automotive Components Group North America, LLC (“IAC North America”), as amended by Amendment No. 1 to the Purchase Agreement dated as of March 31, 2007. Also on March 31, 2007, a wholly owned subsidiary of the Company and affiliates of WL Ross and Franklin entered into the Limited Liability Company Agreement of IAC North America (the “LLC Agreement”). Pursuant to the terms of the LLC Agreement, a wholly owned subsidiary of the Company contributed $27.4 million in cash to IAC North America in exchange for a 25% equity interest in IAC North America and warrants for an additional 7% of the current outstanding common equity of IAC North America. Certain affiliates of WL Ross and Franklin made aggregate capital contributions of approximately $81.2 million to IAC North America in exchange for the remaining equity and extended a $50 million term loan to IAC. The Company had agreed to fund up to an additional $40 million, and WL Ross and Franklin had agreed to fund up to an additional $45 million, in the event that IAC did not meet certain financial targets in 2007. During 2007, the Company completed negotiations related to the amount of additional funding, and on October 10, 2007, the Company made a cash payment to IAC of $12.5 million in full satisfaction of this contingent funding obligation.

In connection with the IAC North America Transaction, IAC assumed the ordinary course liabilities of the Company’s North American interior business, and the Company retained certain pre-closing liabilities, including pension and postretirement healthcare liabilities incurred through the closing date of the transaction. In addition, the Company recorded a loss on divestiture of interior business of $611.5 million, of which $4.6 million was recognized in 2007 and $606.9 million was recognized in 2006. The Company also recognized additional costs related to the IAC North America Transaction of $10.0 million, of which $7.5 million are recorded in cost of sales and $2.5 million are recorded in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2007.

The Company did not account for the divestiture of its North American interior business as a discontinued operation due to its continuing involvement with IAC North America.

In October 2007, IAC North America completed the acquisition of the soft trim division of Collins & Aikman Corporation (“C&A”) (the “C&A Acquisition”). In connection with the C&A Acquisition, the senior secured creditors of C&A (the “C&A Creditors”) purchased shares of Class B common stock of IAC North America for an aggregate purchase price of $82.3 million. In addition, in order to finance the C&A Acquisition, IAC North America issued to WL Ross, Franklin and the Company approximately $126 million of additional shares of Class A common stock of IAC North America in a preemptive rights offering. The Company purchased its entire 25% allocation of Class A shares in the preemptive rights offering for $31.6 million. After giving effect to the sale of the Class A and Class B shares, the Company owns 18.75% of the total outstanding shares of common stock of IAC North America. The Company also maintains the same governance and other rights in IAC North America that it possessed prior to the C&A Acquisition.

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company’s investment in IAC North America is accounted for under the equity method (Note 8, “Investments in Affiliates and Other Related Party Transactions”).

(7)	Restructuring

In 2005, the Company initiated a three-year restructuring strategy to (i) eliminate excess capacity and lower the operating costs of the Company, (ii) streamline the Company’s organizational structure and reposition its business for improved long-term profitability and (iii) better align the Company’s manufacturing footprint with the changing needs of its customers. In light of industry conditions and customer announcements, the Company expanded this strategy in 2008. Through the end of 2008, the Company incurred pretax restructuring costs of $528.3 million. In 2009, the Company continued to restructure its global operations and to aggressively reduce its costs. The Company expects accelerated restructuring actions and related investments to continue for the next few years.

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

In the 2009 Successor Period, the Company recorded charges of $43.5 million in connection with its restructuring actions. These charges consist of $36.6 million recorded as cost of sales, $6.6 million recorded as selling, general and administrative expenses and $0.3 million recorded as other (income) expense, net. The restructuring charges consist of employee termination benefits of $44.5 million and other related credits of ($1.0) million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations.

A summary of activity for the 2009 Successor Period is shown below (in millions):

	Successor				Successor
	Accrual as of				Accrual as of
	November 8,	2009	Utilization		December 31,
	2009	Charges	Cash	Non-cash	2009

Initial Restructuring Strategy:
Employee termination benefits	$11.6	$0.1	$(0.5)	$—	$11.2
Contract termination costs	2.0	—	—	—	2.0

	13.6	0.1	(0.5)	—	13.2

2008 and 2009 Restructuring Initiatives:
Employee termination benefits	36.6	44.4	(12.4)	—	68.6
Contract termination costs	1.3	—	—	—	1.3
Other related costs	1.0	(1.0)	—	—	—

	38.9	43.4	(12.4)	—	69.9

Total	$52.5	$43.5	$(12.9)	$—	$83.1

In the 2009 Predecessor Period, the Company recorded charges of $100.4 million in connection with its restructuring actions. These charges consist of $96.0 million recorded as cost of sales, $8.8 million recorded as selling, general and administrative expenses, ($0.5) million recorded as other (income) expense, net and ($3.9) recorded as reorganization items and fresh-start accounting adjustments, net. The restructuring charges consist of employee termination benefits of $77.9 million, fixed asset impairment charges of $5.6 million and contract termination costs of $6.6 million, as well as other related costs of $10.3 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $5.6 million in excess of related estimated fair values. Contract termination costs include net pension and other postretirement benefit plan charges of $9.4 million and various other credits of ($2.8) million, the majority of which relate to the rejection of certain lease agreements in connection with the Company’s bankruptcy filing.

A summary of activity for the 2009 Predecessor Period, excluding net pension and other postretirement benefit plan charges of $9.4 million, is shown below (in millions):

	Predecessor				Predecessor
	Accrual as of				Accrual as of
	January 1,	2009	Utilization		November 7,
	2009	Charges	Cash	Non-cash	2009

Initial Restructuring Strategy:
Employee termination benefits	$27.0	$(4.1)	$(11.3)	$—	$11.6
Contract termination costs	5.9	(3.4)	(0.5)	—	2.0

	32.9	(7.5)	(11.8)	—	13.6

2008 and 2009 Restructuring Initiatives:
Employee termination benefits	46.1	82.0	(91.5)	—	36.6
Asset impairments	—	5.6	—	(5.6)	—
Contract termination costs	1.6	0.6	(0.9)	—	1.3
Other related costs	—	10.3	(14.7)	5.4	1.0

	47.7	98.5	(107.1)	(0.2)	38.9

Total	$80.6	$91.0	$(118.9)	$(0.2)	$52.5

In 2008, the Company recorded charges of $177.4 million in connection with its restructuring actions. These charges consist of $147.1 million recorded as cost of sales, $24.0 million recorded as selling, general and administrative expenses and $6.3 million recorded as other (income) expense, net. The 2008 restructuring charges consist of employee termination benefits of $127.9 million, fixed asset impairment charges of $17.5 million and contract termination costs of $9.2 million, as well as other related costs of $22.8 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $17.5 million in excess of related estimated fair values. Contract termination costs include net pension and other postretirement benefit plan charges of $7.5 million, lease cancellation costs of $1.6 million, a reduction in previously recorded repayments of various government-sponsored grants of ($1.6) million and various other costs of $1.7 million.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of 2008 activity, excluding net pension and other postretirement benefit plan charges of $7.5 million, is shown below (in millions):

	Predecessor				Predecessor
	Accrual as of				Accrual as of
	January 1,	2008	Utilization		December 31,
	2008	Charges	Cash	Non-cash	2008

Initial Restructuring Strategy:
Employee termination benefits	$68.7	$23.7	$(65.4)	$—	$27.0
Asset impairments	—	3.4	—	(3.4)	—
Contract termination costs	5.9	—	—	—	5.9
Other related costs	—	16.9	(16.9)	—	—

	74.6	44.0	(82.3)	(3.4)	32.9

2008 Restructuring Initiatives:
Employee termination benefits	—	104.2	(58.1)	—	46.1
Asset impairments	—	14.1	—	(14.1)	—
Contract termination costs	—	1.7	(0.1)	—	1.6
Other related costs	—	5.9	(5.9)	—	—

	—	125.9	(64.1)	(14.1)	47.7

Total	$74.6	$169.9	$(146.4)	$(17.5)	$80.6

In 2007, the Company recorded charges of $168.8 million in connection with its restructuring actions. These charges consist of $152.7 million recorded as cost of sales and $16.1 million recorded as selling, general and administrative expenses. The 2007 restructuring charges consist of employee termination benefits of $115.5 million, fixed asset impairment charges of $16.8 million and contract termination costs of $24.8 million, as well as other related costs of $11.7 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $16.8 million in excess of related estimated fair values. Contract termination costs include net pension and other postretirement benefit plan curtailment charges of $18.8 million, lease cancellation costs of $4.8 million and the repayment of various government-sponsored grants of $1.2 million.

A summary of 2007 activity, excluding net pension and other postretirement benefit plan curtailment charges of $18.8 million, is shown below (in millions):

	Predecessor				Predecessor
	Accrual as of				Accrual as of
	January 1,	2007	Utilization		December 31,
	2007	Charges	Cash	Non-cash	2007

Initial Restructuring Strategy:
Employee termination benefits	$36.4	$115.5	$(83.2)	$—	$68.7
Asset impairments	—	16.8	—	(16.8)	—
Contract termination costs	3.4	6.0	(3.5)	—	5.9
Other related costs	—	11.7	(11.7)	—	—

	$39.8	$150.0	$(98.4)	$(16.8)	$74.6

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(8)	Investments in Affiliates and Other Related Party Transactions

The Company’s beneficial ownership in affiliates accounted for under the equity method is shown below:

	Successor	Predecessor
December 31,	2009	2008	2007

Shanghai Lear STEC Automotive Parts Co., Ltd. (China)	55%	55%	55%
Lear Shurlok Electronics (Proprietary) Limited (South Africa)	51	51	51
Industrias Cousin Freres, S.L. (Spain)	50	50	50
Lear Dongfeng Automotive Seating Co., Ltd. (China)	50	50	50
Dong Kwang Lear Yuhan Hoesa (Korea)	50	50	50
Lear Jiangling (Jiangxi) Interior Systems Co. Ltd. (China)	50	50	50
Beijing BAI Lear Automotive Systems Co., Ltd. (China)	50	50	50
Beijing Lear Automotive Electronics and Electrical Products Co., Ltd. (China)	50	50	50
Honduras Electrical Distribution Systems S. de R.L. de C.V. (Honduras)	49	49	60
Kyungshin-Lear Sales and Engineering LLC	49	49	60
Tacle Seating USA, LLC	49	49	49
TS Lear Automotive Sdn Bhd. (Malaysia)	46	46	46
Beijing Lear Dymos Automotive Systems Co., Ltd. (China)	40	40	40
UPM S.r.L. (Italy)	39	39	39
Hanil Lear India Private Limited (India)	35	35	50
Markol Otomotiv Yan Sanayi VE Ticaret A.S. (Turkey)	35	35	35
International Automotive Components Group, LLC (Europe)	30	34	34
Furukawa Lear Corporation	20	—	—
International Automotive Components Group North America, LLC	19	19	19
Nanjing Lear Xindi Automotive Interiors Systems Co., Ltd. (China)	—	50	50
Chongqing Lear Chang’an Automotive Trim, Co., Ltd. (China)	—	—	55
Lear Changan (Chongqing) Automotive System Co., Ltd. (China)	—	—	55
Total Interior Systems — America, LLC	—	—	39

There were no changes in the ownership of investments in affiliates during the 2009 Successor Period. Summarized group financial information for affiliates accounted for under the equity method as of December 31, 2009 and 2008, and for the years ended December 31, 2009, 2008 and 2007, is shown below (unaudited; in millions):

December 31,	2009	2008

Balance sheet data:
Current assets	$1,107.8	$970.2
Non-current assets	819.4	863.7
Current liabilities	958.6	852.7
Non-current liabilities	316.4	278.7

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

For the Year Ended December 31,	2009	2008	2007

Income statement data:
Net sales	$3,199.9	$5,053.9	$4,738.0
Gross profit	171.8	248.9	317.3
Income (loss) before provision for income taxes	(76.4)	(107.0)	135.2
Net income (loss)	(76.5)	(111.9)	104.9

As a result of the adoption of fresh-start accounting, investment in affiliates was re-measured at estimated fair value as of November 7, 2009 (see Note 3, “Fresh-Start Accounting”). As of December 31, 2009 and 2008, the Company’s aggregate investment in affiliates was $138.8 million and $189.7 million, respectively. In addition, the Company had receivables due from affiliates, including notes and advances, of $33.8 million and $35.1 million and payables due to affiliates of $25.9 million and $28.8 million as of December 31, 2009 and December 31, 2008, respectively.

A summary of transactions with affiliates and other related parties is shown below (in millions):

For the Year Ended December 31,	2009	2008	2007

Sales to affiliates	$76.3	$95.8	$82.4
Purchases from affiliates	121.5	250.8	250.1
Purchases from other related parties(1)	2.3	7.6	8.6
Management and other fees for services provided to affiliates	7.1	8.5	8.6
Dividends received from affiliates	5.3	4.1	13.5

(1)	Includes $2.3 million, $3.6 million and $2.8 million in 2009, 2008 and 2007, respectively, paid to CB Richard Ellis for real estate brokerage services, as well as property and project management services; includes $4.0 million and $5.3 million in 2008 and 2007, respectively, paid to Analysts International, Sequoia Services Group for the purchase of computer equipment and for computer-related services; and includes $0.5 million in 2007 paid to Elite Support Management Group, L.L.C. for the provision of information technology temporary support personnel. Each entity employed a relative of the Company’s Chairman, Chief Executive Officer and President. In addition, Elite Support Management was partially owned by a relative of the Company’s Chairman, Chief Executive Officer and President in 2007. As a result, such entities may be deemed to be related parties. These purchases were made in the ordinary course of the Company’s business and in accordance with the Company’s normal procedures for engaging service providers or sourcing suppliers, as applicable.

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

The Company guarantees 49% of certain of the debt of Tacle Seating USA, LLC. As of December 31, 2009, the aggregate amount of debt guaranteed was $3.4 million.

2009

In July 2009, the Company completed the divestiture of its ownership interest in Nanjing Lear Xindi Automotive Interiors Systems Co., Ltd. for $0.7 million, recognizing a gain on the transaction of $0.7 million, which is reflected in other (income) expense, net for the 2009 Predecessor Period. In April 2009, the Company divested of a portion of its ownership interest in Furukawa Lear Corporation, thereby reducing its ownership interest to 20% from 80%, and commenced accounting for its investment under the equity method of accounting. Previously, Furukawa Lear Corporation was accounted for as a consolidated, less than wholly owned subsidiary.

In July 2009, as a result of an equity transaction between IAC Europe and one of the Company’s joint venture partners, the Company’s ownership interest in IAC Europe decreased to 30.45%, and the Company recognized an

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

impairment charge of $26.6 million related to its investment. The Company has no further funding obligations with respect to this affiliate. Therefore, in the event that IAC Europe requires additional capital to fund its operations, the Company’s equity ownership percentage will likely be diluted. The Company also recognized an impairment charge of $15.4 million related to its investment in another equity affiliate. These impairment charges are reflected in equity in net (income) loss of affiliates in the accompanying statement of operations for the 2009 Predecessor Period. See Note 4, “Summary of Significant Accounting Policies.”

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

Also in 2008, the Company recognized an impairment charge of $34.2 million related to its investment in IAC North America. The impairment charge was based on the significant decline in the operating results of IAC North America, as well as a recently completed financing transaction between IAC North America and certain of its lenders, and is reflected in equity in net (income) loss of affiliates in the accompanying consolidated statement of operations for the year ended December 31, 2008. The Company has no further funding obligations with respect to this affiliate. Therefore, in the event that IAC North America requires additional capital to fund its operations, the Company’s equity ownership percentage will likely be diluted. See Note 4, “Summary of Significant Accounting Policies.”

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

2007

In March 2007, the Company completed the transfer of substantially all of the assets of its North American interior business (as well as the interests in two China joint ventures) and contributed cash in exchange for a 25% equity interest and warrants for an additional 7% of the current outstanding common equity of IAC North America, as part of the IAC North America Transaction. In addition, in October 2007, the Company purchased additional shares as part of an offering by the venture. After giving effect to the shares purchased in the equity offering, the Company owns 18.75% of the total outstanding shares (Note 6, “Divestiture of Interior Business”).

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

In addition, the Company’s ownership interest in Lear Jiangling (Jiangxi) Interior Systems Co. Ltd. increased due to the purchase of shares from a joint venture partner. The Company’s ownership interest in International Automotive Components Group, LLC (Europe) increased due to the issuance of additional equity shares to the Company.

(9)	Short-Term Borrowings

The Company utilizes uncommitted lines of credit as needed for its short-term working capital fluctuations. As of December 31, 2009, the Company had unsecured lines of credit from banks totaling $12.4 million, of which $8.9 million was outstanding and $3.5 million was unused and available, subject to certain restrictions imposed by the Company’s long-term debt facilities (Note 10, “Long-Term Debt”). As of December 31, 2009 and 2008, the weighted average interest rate on outstanding borrowings under these lines of credit was 10.2% and 13.5%, respectively.

(10)	Long-Term Debt

A summary of long-term debt and the related weighted average interest rates, including the effect of hedging activities described in Note 17, “Financial Instruments,” is shown below (in millions):

	Successor		Predecessor
December 31,	2009		2008
		Weighted		Weighted
	Long-Term	Average	Long-Term	Average
Debt Instrument	Debt	Interest Rate	Debt	Interest Rate

First Lien Facility	$375.0	7.50%	$—	N/A
Second Lien Facility	550.0	9.00%	—	N/A
Pre-petition Primary Credit Facility — Revolver	—	N/A	1,192.0	4.09%
Pre-petition Primary Credit Facility — Term Loan	—	N/A	985.0	5.46%
8.50% Senior Notes, due 2013	—	N/A	298.0	8.50%
8.75% Senior Notes, due 2016	—	N/A	589.3	8.75%
5.75% Senior Notes, due 2014	—	N/A	399.5	5.635%
Zero-coupon Convertible Senior Notes, due 2022	—	N/A	0.8	4.75%
Other	10.2	2.05%	19.7	4.27%

	935.2		3,484.3
Less — Current portion	(8.1)		(4.3)
Pre-petition Primary Credit Facility	N/A		(2,177.0)

Long-term debt	$927.1		$1,303.0

First Lien Facility

On October 23, 2009, the Company entered into a first lien credit agreement (the “First Lien Agreement”) with certain financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent, providing for the issuance of term loans under the First Lien Facility. Pursuant to the terms of the First Lien Agreement, on the Effective Date, the Company had access to $500 million, subject to certain adjustments as defined in the Plan. Upon emergence from Chapter 11 bankruptcy proceedings on November 9, 2009, the Company requested initial funding of $200 million under this facility and had access to the remainder (the remainder to be drawn not later than 35 days after the initial funding and the amount to be determined based on the terms of the Plan and the Company’s liquidity needs). The proceeds of the First Lien Facility were used, in part, to satisfy amounts outstanding under the

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Company’s debtor-in-possession credit facility, and the remaining proceeds are available for other general corporate purposes. For further information regarding the debtor-in-possession credit facility, see DIP Agreement below.

On November 27, 2009, the Company elected to make the delayed draw provided for under the First Lien Facility in the amount of $175 million. As of December 31, 2009, the aggregate principal amount outstanding under the First Lien Facility was $375.0 million. In addition to the foregoing, upon satisfaction of certain conditions, the Company will have the right to raise additional funds to increase the amount available under the First Lien Facility up to an aggregate amount of $575 million.

The First Lien Facility is comprised of the term loans described in the preceding paragraphs. Obligations under the First Lien Agreement are secured on a first priority basis by a lien on substantially all of the U.S. assets of Lear and its domestic subsidiaries, as well as 100% of the stock of Lear’s domestic subsidiaries and 65% of the stock of certain of Lear’s foreign subsidiaries. In addition, obligations under the First Lien Agreement are guaranteed on a first priority basis, on a joint and several basis, by certain of Lear’s domestic subsidiaries, which are directly or indirectly 100% owned by Lear.

Advances under the First Lien Agreement bear interest at a fixed rate per annum equal to (i) LIBOR (with a LIBOR floor of 2.0%), as adjusted for certain statutory reserves, plus 5.50%, payable on the last day of each applicable interest period but in no event less frequently than quarterly, or (ii) the Adjusted Base Rate (as defined in the First Lien Agreement) plus 4.50%, payable quarterly. In addition, the First Lien Agreement obligates the Company to pay certain fees to the lenders.

The First Lien Agreement contains various customary representations, warranties and covenants by the Company, including, without limitation, (i) covenants regarding maximum leverage and minimum interest coverage; (ii) limitations on the amount of capital expenditures; (iii) limitations on fundamental changes involving the Company or its subsidiaries; and (iv) limitations on indebtedness and liens. As of December 31, 2009, the Company was in compliance with all covenants set forth in the First Lien Facility.

Obligations under the First Lien Agreement may be accelerated following certain events of default, including, without limitation, any breach by the Company of any representation, warranty or covenant made in the First Lien Agreement or the entry into bankruptcy by the Company or certain of its subsidiaries.

The First Lien Facility matures on November 9, 2014, provided that if the second lien credit agreement (the “Second Lien Agreement”) is not refinanced prior to three months before its maturity on November 9, 2012, the maturity of the First Lien Facility will be adjusted automatically to three months before the maturity of the Second Lien Facility.

Second Lien Facility

On the Effective Date, the Company entered into the Second Lien Agreement with certain financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent, providing for the issuance of $550 million of term loans under the Second Lien Facility, which debt was issued on the Effective Date in partial satisfaction of the amounts outstanding under the Company’s pre-petition primary credit facility.

Obligations under the Second Lien Agreement are secured on a second priority basis by a lien on substantially all of the U.S. assets of Lear and its domestic subsidiaries, as well as 100% of the stock of Lear’s domestic subsidiaries and 65% of the stock of certain of Lear’s foreign subsidiaries. In addition, obligations under the Second Lien Agreement are guaranteed on a second priority basis, on a joint and several basis, by certain of Lear’s domestic subsidiaries, which are directly or indirectly 100% owned by Lear.

Advances under the Second Lien Agreement bear interest at a fixed rate per annum equal to (i) LIBOR (with a LIBOR floor of 3.5%), as adjusted for certain statutory reserves, plus 5.50% (with certain increases over the life of the Second Lien Facility), payable on the last day of each applicable interest period but in no event less frequently than quarterly, or (ii) the Adjusted Base Rate (as defined in the Second Lien Agreement) plus 4.50% (with certain

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

increases over the life of the Second Lien Facility), payable quarterly. In addition, the Second Lien Agreement obligates the Company to pay certain fees to the lenders.

The Second Lien Agreement contains various customary representations, warranties and covenants by the Company, including, without limitation, (i) covenants regarding maximum leverage and minimum interest coverage; (ii) limitations on the amount of capital expenditures; (iii) limitations on fundamental changes involving the Company or its subsidiaries; and (iv) limitations on indebtedness and liens. As of December 31, 2009, the Company was in compliance with all covenants set forth in the Second Lien Facility.

Obligations under the Second Lien Agreement may be accelerated following certain events of default (subject to applicable cure periods), including, without limitation, the failure to pay principal or interest when due, a breach by the Company of any representation, warranty or covenant made in the Second Lien Agreement or the entry into bankruptcy by the Company or certain of its subsidiaries.

The Second Lien Agreement matures on November 9, 2012.

DIP Agreement

On July 6, 2009, the Debtors entered into a credit and guarantee agreement by and among Lear, as borrower, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the “DIP Agreement”). The DIP Agreement provided for new money debtor-in-possession financing comprised of a term loan in the aggregate principal amount of $500 million. On August 4, 2009, the Bankruptcy Court entered an order approving the DIP Agreement, and the Debtors subsequently received proceeds of $500 million, net of related fees and expenses of $36.7 million, related to available debtor-in-possession financing. On the Effective Date, amounts outstanding under the DIP Agreement were repaid, using proceeds of the First Lien Facility and available cash.

Pre-Petition Primary Credit Facility

The Company’s pre-petition primary credit facility consisted of an amended and restated credit and guarantee agreement, as further amended, which provided for maximum revolving borrowing commitments of $1.3 billion and a term loan facility of $1.0 billion. As of December 31, 2008, the aggregate principal amount outstanding under the pre-petition primary credit facility was $2.2 billion. Borrowings and repayments under the pre-petition primary credit facility, as amended, (as well as predecessor facilities) are shown below (in millions):

Year	Borrowings	Repayments

2008 — Predecessor	$1,418.9	$232.9
2007 — Predecessor	1,134.8	1,140.8

In the 2009 Predecessor Period, there were additional non-cash borrowings of $63.6 million under the pre-petition primary credit facility related to draws on the Company’s outstanding letters of credit. On the Effective Date, pursuant to the Plan, the Company’s pre-petition primary credit facility was cancelled (except for the purposes of allowing creditors under that facility to receive distributions under the Plan and allowing the administrative agent to exercise certain rights). On the Effective Date, pursuant to the Plan, each lender under the pre-petition primary credit facility received its pro rata share of (i) $550 million of term loans under the Second Lien Facility; (ii) $450 million of Series A Preferred Stock; (iii) 35.5% of the Common Stock (excluding any effect of the Series A Preferred Stock, the Warrants and the management equity grants) and (iv) $100 million of cash.

Pre-Petition Senior Notes

The Company’s pre-petition debt securities consisted of senior notes under the following:

•	Indenture dated as of November 24, 2006, by and among Lear, certain subsidiary guarantors party thereto from time to time and The Bank of New York Mellon Trust Company, N.A., as trustee (“BONY”), relating to the 8.5% senior notes due 2013 and the 8.75% senior notes due 2016;

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

•	Indenture dated as of August 3, 2004, by and among Lear, the guarantors party thereto from time to time and BNY Midwest Trust Company, N.A., as trustee, as amended and supplemented by that certain Supplemental Indenture No. 1 and Supplemental Indenture No. 2, relating to the 5.75% senior notes due 2014; and

•	Indenture dated as of February 20, 2002, by and among Lear, the guarantors party thereto from time to time and BONY, as amended and supplemented by that certain Supplemental Indenture No. 1, Supplemental Indenture No. 2, Supplemental Indenture No. 3 and Supplemental Indenture No. 4, relating to the zero-coupon convertible senior notes due 2022.

As of December 31, 2008, the aggregate amount outstanding under the senior notes was $1.3 billion.

On the Effective Date, pursuant to the Plan, the Company’s pre-petition outstanding debt securities were cancelled and the indentures governing such debt securities were terminated (except for the purposes of allowing holders of the notes to receive distributions under the Plan and allowing the trustees to exercise certain rights). Under the Plan, each holder of senior notes and certain other general unsecured claims against the Debtors and the unsecured deficiency claims of the lenders under the pre-petition primary credit facility received its pro rata share of (i) 64.5% of the Common Stock (excluding any effect of the Series A Preferred Stock, the Warrants and the management equity grants) and (ii) the Warrants.

For further information regarding the Plan and the cancellation of pre-petition obligations, see Note 2, “Reorganization under Chapter 11.”

Pre-Petition Senior Notes — 2008 Transactions

In April 2008, the Company repaid, on the maturity date, €55.6 million ($87.0 million based on the exchange rate in effect as of the transaction date) aggregate principal amount of senior notes. In August 2008, the Company repurchased its remaining senior notes due 2009, with an aggregate principal amount of $41.4 million, for a purchase price of $43.1 million, including the call premium and related fees. In December 2008, the Company repurchased a portion of its senior notes due 2013 and 2016, with an aggregate principal amount of $2.0 million and $10.7 million, respectively, in the open market for an aggregate purchase price of $3.4 million, including related fees. In connection with these transactions, the Company recognized a net gain on the extinguishment of debt of $7.5 million, which is included in other (income) expense, net in the accompanying consolidated predecessor statement of operations for the year ended December 31, 2008.

Other

As of December 31, 2009, other long-term debt was principally made up of amounts outstanding under term loans and capital leases.

Scheduled Maturities

As of December 31, 2009, the scheduled maturities of long-term debt for the five succeeding years are shown below (in millions):

Year	Maturities

2010	$8.1
2011	6.2
2012	555.6
2013	4.3
2014	360.3

The scheduled maturities above reflect the scheduled maturity of the Second Lien Facility in 2012 and the scheduled maturity of the First Lien Facility in 2014. As described above, the First Lien Facility matures in 2014, provided that if the Second Lien Agreement is not refinanced prior to three months before its maturity in 2012, the maturity of the First Lien Facility will be adjusted automatically to three months before the maturity of the Second

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Lien Facility, resulting in scheduled maturities of long-term debt of $919.4 million, $0.5 million and $0.3 million in 2012, 2013 and 2014, respectively.

(11)	Income Taxes

A summary of consolidated income (loss) before provision (benefit) for income taxes and equity in net (income) loss of affiliates and the components of provision (benefit) for income taxes is shown below (in millions):

	Successor	Predecessor
	Two Month	Ten Month
	Period Ended	Period Ended	Year Ended
	December 31,	November 7,	December 31,
	2009	2009	2008	2007
Consolidated income (loss) before provision (benefit) for income taxes and equity in net (income) loss of affiliates:
Domestic	$(98.0)	$1,087.0	$(164.1)	$(5.7)
Foreign	64.2	(159.4)	(377.3)	328.9

	$(33.8)	$927.6	$(541.4)	$323.2

Domestic provision (benefit) for income taxes:
Current provision (benefit)	$(0.1)	$(38.8)	$3.4	$20.5
Deferred provision	0.7	0.9	—	—

Total domestic provision (benefit)	0.6	(37.9)	3.4	20.5

Foreign provision (benefit) for income taxes:
Current provision (benefit)	(21.7)	35.8	52.0	113.3
Deferred provision (benefit)	(3.1)	31.3	30.4	(43.9)

Total foreign provision (benefit)	(24.8)	67.1	82.4	69.4

Provision (benefit) for income taxes	$(24.2)	$29.2	$85.8	$89.9

The domestic provision (benefit) includes withholding taxes related to dividends and royalties paid by the Company’s foreign subsidiaries. The foreign deferred provision (benefit) includes the benefit of prior unrecognized net operating loss carryforwards of $36.6 million and $15.6 million for the years ended December 31, 2008 and 2007, respectively. The foreign deferred provision (benefit) does not include any benefit of prior unrecognized net operating loss carryfowards for the 2009 Successor and 2009 Predecessor Periods.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of the differences between the provision (benefit) for income taxes calculated at the United States federal statutory income tax rate of 35% and the consolidated provision (benefit) for income taxes is shown below (in millions):

	Successor	Predecessor
	Two Month	Ten Month
	Period Ended	Period Ended	Year Ended
	December 31,	November 7,	December 31,
	2009	2009	2008	2007
Consolidated income (loss) before provision (benefit) for income taxes and equity in net (income) loss of affiliates multiplied by the United States federal statutory income tax rate	$(11.8)	$324.7	$(189.5)	$113.1
Differences in income taxes on foreign earnings,
losses and remittances	(5.2)	15.2	(15.3)	16.7
Valuation allowance adjustments	54.8	219.5	138.1	(64.2)
Tax credits	—	(1.0)	(0.5)	(3.9)
Goodwill impairment charges	—	111.6	181.6	—
Reorganization items and fresh-start accounting
adjustments, net	—	(641.3)	—	—
Other	(62.0)	0.5	(28.6)	28.2

Provision (benefit) for income taxes	$(24.2)	$29.2	$85.8	$89.9

Under the Plan, the Company’s pre-petition debt securities, primary credit facility and other obligations were extinguished. Absent an exception, a debtor recognizes cancellation of indebtedness income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code of 1986, as amended (“IRC”), provides that a debtor in a bankruptcy case may exclude CODI from income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. As a result of the market value of our equity upon emergence from Chapter 11 bankruptcy proceedings, we were able to retain a significant portion of our U.S. net operating loss, capital loss and tax credit carryforwards (collectively, the “Tax Attributes”) after reduction of the Tax Attributes for CODI realized on emergence from Chapter 11 bankruptcy proceedings.

IRC Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its Tax Attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. The Company’s emergence from Chapter 11 bankruptcy proceedings is considered a change in ownership for purposes of IRC Section 382. The limitation under the IRC is based on the value of the corporation as of the emergence date. As a result, our future U.S. taxable income may not be fully offset by the Tax Attributes if such income exceeds our annual limitation, and we may incur a tax liability with respect to such income. In addition, subsequent changes in ownership for purposes of the IRC could further diminish the Company’s Tax Attributes.

For the 2009 Successor Period, the 2009 Predecessor Period and the years ended December 31, 2008 and 2007, income in foreign jurisdictions with tax holidays was $9.8 million, $99.8 million, $104.4 million and $142.6 million, respectively. Such tax holidays generally expire from 2010 through 2017.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Deferred income taxes represent temporary differences in the recognition of certain items for financial reporting and income tax purposes. A summary of the components of the net deferred income tax asset is shown below (in millions):

	Successor	Predecessor
December 31,	2009	2008

Deferred income tax assets:
Tax loss carryforwards	$715.6	$580.5
Tax credit carryforwards	221.3	218.9
Retirement benefit plans	80.4	106.1
Accrued liabilities	76.5	92.2
Self-insurance reserves	15.0	15.9
Current asset basis differences	25.1	—
Long-term asset basis differences	34.7	—
Defined benefit plan liability adjustments	—	13.8
Deferred compensation	4.1	20.8
Recoverable customer engineering and tooling	10.1	15.7
Derivative instruments and hedging	0.2	18.7

	1,183.0	1,082.6
Valuation allowance	(1,166.4)	(928.3)

	$16.6	$154.3

Deferred income tax liabilities:
Undistributed earnings of foreign subsidiaries	$(2.6)	$(9.0)
Current asset basis differences	—	(7.1)
Long-term asset basis differences	—	(84.3)
Defined benefit plan liability adjustments	(1.7)	—
Other	(2.9)	(1.9)

	$(7.2)	$(102.3)

Net deferred income tax asset	$9.4	$52.0

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company continues to maintain a valuation allowance related to its net deferred tax assets in the United States and several foreign jurisdictions. The Company’s current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. The Company’s future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated. The classification of the net deferred income tax asset is shown below (in millions):

	Successor	Predecessor
December 31,	2009	2008

Deferred income tax assets:
Current	$37.3	$62.3
Long-term	72.8	74.4
Deferred income tax liabilities:
Current	(16.9)	(4.4)
Long-term	(83.8)	(80.3)

Net deferred income tax asset	$9.4	$52.0

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

As of December 31, 2009, the Company had tax loss carryforwards of $2.4 billion. Of the total tax loss carryforwards, $1.4 billion has no expiration date, and $1.0 billion expires from 2010 through 2029. In addition, the Company had tax credit carryforwards of $221.3 million comprised principally of U.S. foreign tax credits, research and development credits and investment tax credits that generally expire between 2014 and 2028.

On January 1, 2007, the Company adopted new GAAP provisions, which clarified the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of tax positions taken or expected to be taken in a tax return. Under these new requirements, the Company must review all of its tax positions and make a determination as to whether its position is more-likely-than-not to be sustained upon examination by regulatory authorities. If a tax position meets the more-likely-than-not standard, then the related tax benefit is measured based on a cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement or disposition of the underlying issue. The Company recognized the cumulative impact of the adoption of these requirements as a $4.5 million decrease to its liability for unrecognized tax benefits with a corresponding decrease to its retained deficit balance as of January 1, 2007.

As of December 31, 2009 and 2008, the Company’s gross unrecognized tax benefits were $63.8 million and $99.8 million, respectively (excluding interest and penalties), of which $63.8 million and $92.4 million, respectively, if recognized, would affect the Company’s effective tax rate. The gross unrecognized tax benefits differ from the amount that would affect the Company’s effective tax rate due primarily to the impact of the valuation allowance. The gross unrecognized tax benefits are recorded in other long-term liabilities, with the exception of $2.7 million and $9.4 million (excluding interest and penalties), which is recorded in accrued liabilities as of December 31, 2009 and 2008, respectively.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of the changes in gross unrecognized tax benefits for each of the periods in the two years ended December 31, 2009, is shown below (in millions):

	Successor	Predecessor
	Two Month	Ten Month
	Period Ended	Period Ended	Year Ended
	December 31,	November 7,	December 31,
	2009	2009	2008
Balance at beginning of period	$93.2	$99.8	$135.8
Additions based on tax positions related to current year	0.9	0.5	10.3
Additions (reductions) based on tax positions related to prior years	(28.8)	7.7	0.7
Settlements	—	(12.4)	(0.2)
Statute expirations	—	(8.0)	(30.1)
Foreign currency translation	(1.5)	5.6	(16.7)

Balance at end of period	$63.8	$93.2	$99.8

The Company recognizes interest and penalties with respect to unrecognized tax benefits as income tax expense. As of December 31, 2009 and 2008, the Company had recorded gross reserves of $26.7 and $36.4 million (excluding federal benefit where applicable), respectively, related to interest and penalties, of which $20.2 million and $29.6 million, respectively, if recognized, would affect the Company’s effective tax rate. During the 2009 Successor Period, the 2009 Predecessor Period and the year ended December 31, 2008, the Company recorded net tax (benefit) expense (including federal benefit where applicable) related to changes in its reserves for interest and penalties of ($4.8) million, ($3.2) million and $10.1 million, respectively.

The Company operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subject to review by both domestic and foreign tax authorities. During the next twelve months, it is reasonably possible that, as a result of audit settlements, the conclusion of current examinations and the expiration of the statute of limitations in several jurisdictions, the Company may decrease the amount of its gross unrecognized tax benefits by approximately $22.3 million, all of which, if recognized, would affect its effective tax rate. The gross unrecognized tax benefits subject to potential decrease involve issues related to transfer pricing, tax credits and various other tax items in several jurisdictions. However, as a result of ongoing examinations, tax proceedings in certain countries, additions to the gross unrecognized tax benefits for positions taken and interest and penalties, if any, arising in 2010, it is not possible to estimate the potential net increase or decrease to the Company’s gross unrecognized tax benefits during the next twelve months.

The Company considers its significant tax jurisdictions to include Canada, Germany, Hungary, Italy, Mexico, Poland, Spain and the United States. The Company or its subsidiaries remain subject to income tax examination in certain U.S. state and local jurisdictions for years after 1998; however, for any taxable year prior to 2009, such jurisdictions are generally limited to the amount of any tax claims they filed in the Bankruptcy Court by January 4, 2010. Further, the Company or its subsidiaries remain subject to income tax examination in Germany for years after 2000, in Mexico for years after 2002, in Hungary and Poland for years after 2003, in Spain and Italy generally for years after 2004, and in the U.S. and Canada for years after 2008.

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

Obligations and Funded Status

A reconciliation of the change in benefit obligation and the change in plan assets for the 2009 Successor Period, the 2009 Predecessor Period and the year ended December 31, 2008, is shown below (in millions):

	Pension			Other Postretirement
	Successor	Predecessor		Successor	Predecessor
	Two Month	Ten Month		Two Month	Ten Month
	Period	Period	Year	Period	Period	Year
	Ended	Ended	Ended	Ended	Ended	Ended
	Dec 31,	Nov 7,	Dec 31,	Dec 31,	Nov 7,	Dec 31,
	2009	2009	2008	2009	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of period	$814.7	$778.5	$887.4	$155.4	$172.4	$273.9
Impact of change in measurement date (accounting pronouncement adoption)	—	—	14.9	—	—	6.1
Service cost	1.3	7.9	16.0	0.2	2.2	7.2
Interest cost	6.8	39.3	48.0	1.2	9.6	15.4
Amendments	—	(1.5)	—	—	(39.5)	(23.2)
Actuarial (gain) loss	(4.5)	10.2	(38.9)	(0.4)	13.2	(68.8)
Benefits paid	(7.1)	(44.4)	(70.0)	(1.3)	(9.2)	(13.0)
Curtailment gain	—	(0.6)	(4.1)	—	(1.3)	(3.6)
Special termination benefits	—	0.6	3.4	—	0.3	0.4
Settlements	—	(19.6)	—	—	—	—
Translation adjustment	6.1	44.3	(78.2)	1.3	7.7	(22.0)

Benefit obligation at end of period	$817.3	$814.7	$778.5	$156.4	$155.4	$172.4

	Pension			Other Postretirement
	Successor	Predecessor		Successor	Predecessor
	Two Month	Ten Month		Two Month	Ten Month
	Period	Period	Year	Period	Period	Year
	Ended	Ended	Ended	Ended	Ended	Ended
	Dec 31,	Nov 7,	Dec 31,	Dec 31,	Nov 7,	Dec 31,
	2009	2009	2008	2009	2009	2008
Fair value of plan assets at beginning of period	$661.8	$523.8	$728.3	$—	$—	$—
Actual return on plan assets	15.3	69.5	(149.2)	—	—	—
Employer contributions	7.2	73.6	81.5	1.3	9.2	13.0
Benefits paid	(7.1)	(44.3)	(70.0)	(1.3)	(9.2)	(13.0)
Translation adjustment	8.8	39.2	(66.8)	—	—	—

Fair value of plan assets at end of period	$686.0	$661.8	$523.8	$—	$—	$—

Funded status	$(131.3)	$(152.9)	$(254.7)	$(156.4)	$(155.4)	$(172.4)

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Pension		Other Postretirement
	Successor	Predecessor	Successor	Predecessor
December 31,	2009	2008	2009	2008

Amounts recognized in the consolidated balance sheets:
Other long-term assets	$44.8	$27.5	$—	$—
Accrued liabilities	(10.3)	(11.0)	(10.1)	(11.3)
Other long-term liabilities	(165.8)	(271.2)	(146.3)	(161.1)

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

As of December 31, 2009 and 2008, the accumulated benefit obligation for all of the Company’s pension plans was $813.4 million and $775.1 million, respectively. As of December 31, 2009 and 2008, the majority of the Company’s pension plans had accumulated benefit obligations in excess of plan assets. The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets of pension plans with accumulated benefit obligations in excess of plan assets were $581.7 million, $579.1 million and $405.7 million, respectively, as of December 31, 2009, and $591.1 million, $589.3 million and $309.8 million, respectively, as of December 31, 2008.

Effective January 1, 2009, the Company elected to amend certain of its U.S. salaried other postretirement benefit plans to eliminate post-65 salaried retiree medical and life insurance coverage and to increase the retiree contribution rate for pre-65 salaried retiree medical coverage. This amendment resulted in a reduction of the other postretirement benefit obligation of $21.8 million as of December 31, 2008. In addition, negotiated amendments to certain of the Company’s foreign other postretirement benefit plans resulted in a reduction of the other postretirement benefit obligation of $39.5 million in the 2009 Predecessor Period.

Change in Measurement Date

On January 1, 2008, the Company adopted new GAAP provisions, which required the measurement of defined benefit plan assets and liabilities as of the annual balance sheet date beginning in the fiscal period ending after December 15, 2008. In previous years, the Company measured its defined benefit plan assets and liabilities primarily using a measurement date of September 30, as previously allowed under GAAP. As of January 1, 2008, the required adjustment to recognize the net periodic benefit cost for the transition period from October 1, 2007 to December 31, 2007, was determined using the 15-month measurement approach. Under this approach, the net periodic benefit cost was determined for the period from October 1, 2007 to December 31, 2008, and the adjustment for the transition period was calculated on a pro-rata basis. The Company recorded an after-tax transition adjustment of $6.9 million as an increase to beginning retained deficit, $1.0 million as an increase to beginning accumulated other comprehensive income and $5.9 million as an increase to the net pension and other postretirement liability related accounts, including the deferred tax accounts, as of January 1, 2008.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

In connection with the adoption of fresh-start accounting, amounts recorded in accumulated other comprehensive loss as of November 7, 2009, were eliminated. For further information, see Note 3, “Fresh-Start Accounting.” Amounts recognized in comprehensive income (loss) for the 2009 Successor and 2009 Predecessor Periods are shown below (in millions):

	Pension		Other Postretirement
	Successor	Predecessor	Successor	Predecessor
	Two Month	Ten Month	Two Month	Ten Month
	Period Ended	Period Ended	Period Ended	Period Ended
	December 31,	November 7,	December 31,	November 7,
	2009	2009	2009	2009

Actuarial gains recognized:
Reclassification adjustments	$—	$9.1	$—	$0.2
Actuarial gain (loss) arising during the period	12.7	24.8	0.4	(12.4)
Prior service credit (cost) recognized:
Reclassification adjustments	—	13.3	—	(9.3)
Prior service cost arising during the period	—	1.6	—	39.5
Transition obligation recognized:
Reclassification adjustments	—	—	—	3.9
Translation adjustment	—	(8.9)	—	5.0

	$12.7	$39.9	$0.4	$26.9

Pension and other postretirement comprehensive income for the 2009 Predecessor Period includes $24.9 million and $30.1 million, respectively, of income related to fresh-start accounting adjustments.

Pretax amounts recorded in accumulated other comprehensive loss that are not yet recognized in net periodic benefit cost are shown below (in millions):

	Pension		Other Postretirement
	Successor	Predecessor	Successor	Predecessor
December 31,	2009	2008	2009	2008

Net actuarial gain (loss)	$12.7	$(193.8)	$0.4	$(1.9)
Net transition obligation	—	(0.1)	—	(3.7)
Prior service credit (cost)	—	(52.2)	—	47.0

Net unrecognized gain (loss)	$12.7	$(246.1)	$0.4	$41.4

The Company does not expect to recognize any amounts recorded in accumulated other comprehensive loss as components of net periodic benefit cost in the year ended December 31, 2010.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Net Periodic Benefit Cost

The components of the Company’s net periodic benefit cost for its pension plans are shown below (in millions):

	Successor	Predecessor
	Two Month	Ten Month
	Period Ended	Period Ended	Year Ended
	December 31,	November 7,	December 31,
Pension	2009	2009	2008	2007
Service cost	$1.3	$7.9	$16.0	$26.2
Interest cost	6.8	39.3	48.0	44.9
Expected return on plan assets	(7.2)	(35.1)	(54.7)	(46.7)
Amortization of actuarial loss	—	4.9	0.4	3.0
Amortization of transition asset	—	—	(0.1)	(0.2)
Amortization of prior service cost	—	4.7	6.8	4.9
Settlement loss	—	3.2	1.2	—
Special termination benefits	—	0.7	2.9	5.9
Curtailment (gain) loss, net	—	8.5	7.4	(0.8)

Net periodic benefit cost	$0.9	$34.1	$27.9	$37.2

The components of the Company’s net periodic benefit cost for its other postretirement benefit plans are shown below (in millions):

	Successor	Predecessor
	Two Month	Ten Month
	Period Ended	Period Ended	Year Ended
	December 31,	November 7,	December 31,
Other Postretirement	2009	2009	2008	2007
Service cost	$0.2	$2.2	$7.2	$10.6
Interest cost	1.2	9.6	15.4	15.0
Amortization of actuarial loss	—	0.2	3.4	4.7
Amortization of transition obligation	—	0.5	0.8	0.9
Amortization of prior service credit	—	(6.2)	(3.5)	(3.6)
Special termination benefits	—	0.3	0.3	1.1
Curtailment gain, net	—	(1.1)	(2.8)	(13.5)

Net periodic benefit cost	$1.4	$5.5	$20.8	$15.2

For the 2009 Predecessor Period and the years ended December 31, 2008 and 2007, the Company recognized net pension and other postretirement benefit curtailment and other losses of $9.4 million, $7.5 million and $18.8 million, respectively, related to its restructuring actions. Also in 2007, the Company recognized a curtailment gain of $36.4 million resulting from the Company’s election to freeze its U.S. salaried defined benefit pension plan effective December 31, 2006. This gain was recognized in 2007 as the related curtailment occurred after the 2006 measurement date.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Assumptions

The weighted average actuarial assumptions used in determining the benefit obligations are shown below:

	Pension		Other Postretirement
	Successor	Predecessor	Successor	Predecessor
December 31,	2009	2008	2009	2008

Discount rate:
Domestic plans	5.93%	5.73%	5.50%	5.75%
Foreign plans	5.88%	6.25%	6.60%	7.50%
Rate of compensation increase:
Foreign plans	3.71%	3.25%	N/A	N/A

The weighted average actuarial assumptions used in determining net periodic benefit cost are shown below:

	Successor	Predecessor
	Two Month	Ten Month
	Period Ended	Period Ended	Year Ended
	December 31,	November 7,	December 31,	December 31,
	2009	2009	2008	2007
Pension
Discount rate:
Domestic plans	5.47%	5.68%	6.25%	6.00%
Foreign plans	5.81%	6.23%	5.40%	5.00%
Expected return on plan assets:
Domestic plans	8.25%	8.25%	8.25%	8.25%
Foreign plans	6.90%	6.90%	6.90%	6.90%
Rate of compensation increase:
Foreign plans	3.71%	3.24%	3.90%	3.90%
Other postretirement
Discount rate:
Domestic plans	5.50%	5.75%	6.10%	5.90%
Foreign plans	6.50%	7.50%	5.60%	5.30%

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

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. A 1% increase in the assumed rate of healthcare cost increases each year would increase the postretirement benefit obligation by $20.5 million as of December 31, 2009, and increase the postretirement net periodic benefit cost by $0.2 million and $2.4 million for the 2009 Successor and 2009 Predecessor Periods, respectively. A 1% decrease in the assumed rate of healthcare cost increases each year would decrease the postretirement benefit obligation by $17.1 million as of December 31, 2009, and decrease the postretirement net periodic benefit cost by $0.2 million and $1.9 million for the 2009 Successor and 2009 Predecessor Periods, respectively.

For the measurement of postretirement benefit obligation as of December 31, 2009, domestic healthcare costs were assumed to increase 9% in 2010, grading down over time to 5% in eight years. Foreign healthcare costs were assumed to increase 6% in 2010, grading down over time to 5% in 15 years on a weighted average basis.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Plan Assets

With the exception of investments in hedge funds, plan assets are valued at fair value using a market approach and observable inputs, such as quoted market prices in active markets (Level 1 input based on the GAAP fair value hierarchy). Investments in hedge funds are valued at fair value based on net asset per share or unit provided for each investment fund. Net asset value per share or unit is considered an unobservable input (Level 3 input based on the GAAP fair value hierarchy). The Company’s plan assets include investments in hedge funds of $58.1 million as of December 31, 2009. During the 2009 Successor Period, changes in the fair value of these plan assets were due to unrealized gains of $0.9 million, realized losses of ($0.1) million, net purchases, sales and settlements of ($2.0) million and the impact of translation and other of $0.7 million. During the 2009 Predecessor Period, changes in the fair value of these plan assets were due to unrealized gains of $2.9 million, net purchases, sales and settlements of ($3.9) million and the impact of translation and other of $3.2 million. For further information on the GAAP fair value hierarchy, see Note 17, “Financial Instruments.”

The Company’s pension plan assets by asset category are shown below (in millions). Pension plan assets for the foreign plans relate to the Company’s pension plans in Canada and the United Kingdom.

	Successor	Predecessor
December 31,	2009	2008

Equity securities:
Domestic plans	$191.5	$139.1
Foreign plans	191.0	129.0
Debt securities:
Domestic plans	78.2	79.4
Foreign plans	130.2	105.1
Investments in hedge funds:
Domestic plans	28.1	27.0
Foreign plans	30.0	29.4
Cash and other:
Domestic plans	3.5	1.3
Foreign plans	33.5	13.5

The Company’s investment policies incorporate an asset allocation strategy that emphasizes the long-term growth of capital. The Company believes that this strategy is consistent with the long-term nature of plan liabilities and ultimate cash needs of the plans. For the domestic portfolio, the Company targets an equity allocation of 50% — 80% of plan assets, a fixed income allocation of 15% — 45% and a cash allocation of 0% — 10%. For the foreign portfolio, the Company targets an equity allocation of 45% — 75% of plan assets, a fixed income allocation of 30% — 50% and a cash allocation of 0% — 10%. Differences in the target allocations of the domestic and foreign portfolios are reflective of differences in the underlying plan liabilities. Diversification within the investment portfolios is pursued by asset class and investment management style. The investment portfolios are reviewed on a quarterly basis to maintain the desired asset allocations, given the market performance of the asset classes and investment management styles.

The Company utilizes investment management firms to manage these assets in accordance with the Company’s investment policies. Excluding investments in hedge funds, retained investment managers are provided investment guidelines that indicate prohibited assets, which include commodities contracts, futures contracts, options, venture capital, real estate and interest-only or principal-only strips. Derivative instruments are also prohibited without the specific approval of the Company. Investment managers are limited in the maximum size of individual security holdings and the maximum exposure to any one industry relative to the total portfolio. Fixed income managers are provided further investment guidelines that indicate minimum credit ratings for debt securities and limitations on weighted average maturity and portfolio duration.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Contributions

Based on minimum funding requirements, the Company expects required contributions to be approximately $25 to $30 million to its domestic and foreign pension plans in 2010. The Company may elect to make contributions in excess of the minimum funding requirements in response to investment performance and changes in interest rates, to achieve funding levels required by the Company’s defined benefit plan arrangements or when the Company believes it is financially advantageous to do so and based on its other capital requirements. The Company’s minimum funding requirements after 2010 will depend on several factors, including investment performance and interest rates. The Company’s minimum funding requirements may also be affected by changes in applicable legal requirements.

Benefit Payments

As of December 31, 2009, the Company’s estimate of expected benefit payments, excluding expected settlements relating to its restructuring actions, in each of the five succeeding years and in the aggregate for the five years thereafter are shown below (in millions):

		Other
Year	Pension	Postretirement

2010	$40.6	$10.1
2011	37.1	10.5
2012	35.5	10.5
2013	32.6	10.9
2014	34.4	11.1
Five years thereafter	203.1	58.3

Defined Contribution and Multi-Employer Pension Plans

The Company also sponsors defined contribution plans and participates in government-sponsored programs in certain foreign countries. Contributions are determined as a percentage of each covered employee’s salary. The Company also participates in multi-employer pension plans for certain of its hourly employees. Contributions are based on collective bargaining agreements. For the 2009 Successor Period, the 2009 Predecessor Period and the years ended December 31, 2008 and 2007, the aggregate cost of the defined contribution and multi-employer pension plans was $0.6 million, $5.3 million, $6.8 million and $13.1 million, respectively.

The Company also has a defined contribution retirement program for its salaried employees. Contributions to this program are determined as a percentage of each covered employee’s eligible compensation. For the 2009 Successor Period, the 2009 Predecessor Period and the years ended December 31, 2008 and 2007, the Company recorded expense of $1.8 million, $10.3 million, $12.3 million and $16.1 million, respectively, related to this program.

Adoption of New Accounting Pronouncement

On January 1, 2008, the Company adopted new GAAP provisions, which were effective for fiscal periods beginning after December 15, 2007, requiring the recognition of a liability for endorsement split-dollar life insurance arrangements that provide postretirement benefits. In accordance with the specified transition provisions, the Company recorded a cumulative effect of a change in accounting principle of $4.9 million as an increase to beginning retained deficit and an increase to other long-term liabilities as of January 1, 2008.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(13)	Capital Stock

Common Stock

The Company is authorized to issue up to 300,000,000 shares of Common Stock. The Company’s Common Stock is listed on the New York Stock Exchange under the symbol “LEA” and has the following rights and privileges:

•	Voting Rights — All shares of the Company’s common stock have identical rights and privileges. With limited exceptions, holders of common stock are entitled to one vote for each outstanding share of common stock held of record by each stockholder on all matters properly submitted for the vote of the Company’s stockholders.

•	Dividend Rights — Subject to applicable law, any contractual restrictions and the rights of the holders of outstanding Series A Preferred Stock, if any, holders of common stock are entitled to receive ratably such dividends and other distributions that the Company’s board of directors, in its discretion, declares from time to time.

•	Liquidation Rights — Upon the dissolution, liquidation or winding up of the Company, subject to the rights of the holders of outstanding Series A Preferred Stock, if any, holders of common stock are entitled to receive ratably the assets of the Company available for distribution to the Company’s stockholders in proportion to the number of shares of common stock held by each stockholder.

•	Conversion, Redemption and Preemptive Rights — Holders of common stock have no conversion, redemption, sinking fund, preemptive, subscription or similar rights.

•	Registration Rights — On the Effective Date, the Company entered into a Registration Rights Agreement with certain holders of common stock, that, subject to certain limitations contained therein, grants to such holders rights (i) to demand that the Company register, under the Securities Act, common stock held by such holders and issued on the Effective Date or thereafter acquired by such holders and (ii) to participate in the Company’s registrations of common stock. The Registration Rights Agreement will terminate on the third anniversary of the Effective Date.

Series A Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock, in one or more series, and to fix the designations, terms and relative rights and preferences, including the dividend rate, voting rights, conversion rights, redemption and sinking fund provisions and liquidation preferences of each of these series. The Company currently has outstanding shares of Series A Preferred Stock.

The Company’s Series A Preferred Stock has the following rights and privileges:

•	Voting — In general, holders of the Series A Preferred Stock are entitled to one vote for each share of common stock issuable upon conversion and shall vote together as a single class with holders of common stock on all matters properly submitted for the vote of the Company’s stockholders.

•	Dividend Rights — Except as described below, the Series A Preferred Stock shall not bear any mandatory dividend. Holders of the Series A Preferred Stock will participate in any dividends or other distributions declared on the common stock (other than a dividend payable solely in additional shares of common stock) based on the number of shares of common stock issuable upon conversion immediately prior to the applicable record date for such dividend. So long as any Series A Preferred Stock is outstanding, the Company shall not declare, pay or set aside any dividends on common stock (other than a dividend payable solely in additional shares of common stock) unless holders of the Series A Preferred Stock have received, or shall simultaneously receive, a dividend in an amount equal to the dividend such holders would have been entitled to receive based on the number of shares of common stock issuable upon conversion of the Series A Preferred Stock. Additionally, so long as any Series A Preferred Stock is outstanding, the Company shall not redeem, purchase or otherwise acquire directly or indirectly any common stock, other than (i) the repurchase of common stock

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

held by its departing employees and directors or (ii) cash payments made in lieu of fractional shares of common stock that would otherwise be issued upon any conversion, exercise or exchange of any capital stock, option, warrant or other security that is convertible into, or exercisable or exchangeable for, common stock or any reverse split or other combination of common stock. The Company’s board of directors may declare dividends or other distributions with respect to the Series A Preferred Stock regardless of whether any dividend or other distribution is declared with respect to the common stock.

•	Liquidation Rights — Upon the dissolution, liquidation or winding up of the Company, no distributions or payments may be made to or set aside for holders of common stock until full payment of all amounts required to be paid to holders of the Series A Preferred Stock has been made. Holders of the Series A Preferred Stock are entitled to receive payment out of the Company’s assets available for distribution, an amount per share of Series A Preferred Stock equal to the greater of (i) $41.30 per share (subject to adjustment) plus an amount equal to all declared and unpaid dividends thereon, if any, and (ii) the amount that would be payable to such holder in respect of the common stock issuable upon conversion of the Series A Preferred Stock, assuming conversion of all Series A Preferred Stock into common stock immediately prior to such dissolution, liquidation or winding up of the Company. The board of directors may declare dividends or distributions on the Series A Preferred Stock regardless of whether any dividend or other distribution is declared with respect to the common stock.

•	Conversion Rights — Holders of the Series A Preferred Stock may elect at any time to convert their shares of Series A Preferred Stock into shares of common stock. All shares of Series A Preferred Stock will be converted into shares of common stock on November 9, 2012, unless earlier converted pursuant to the terms of such Series A Preferred Stock. Conversion of the Series A Preferred Stock will dilute the ownership interest of holders of common stock.

Warrants

In connection with the Plan, the Company issued 8,157,249 Warrants on the Effective Date. As of December 31, 2009, there were 6,377,068 Warrants outstanding. In accordance with GAAP, the Company has accounted for these Warrants as equity instruments. The Company estimated the fair value of Warrants issued at $305.9 million using a Monte Carlo simulation pricing model, assuming volatility of 60%. The following is a description of the Warrants:

•	Exercise — Each Warrant entitles its holder to purchase one share of common stock at an exercise price of $0.01 per share of common stock (the “Exercise Price”), subject to adjustment. The Warrants are exercisable at any time during the period (a) commencing on the business day immediately following a period of 30 consecutive trading days during which the closing price of the common stock for at least 20 of the trading days is equal to or greater than $39.63 (as adjusted from time to time) and (b) ending on November 9, 2014 (warrant expiration date). On December 21, 2009, the Warrants became exercisable at an exercise price of $0.01 per share of common stock.

•	No Rights as Stockholders — Prior to the exercise of the Warrants, no holder of Warrants (solely in its capacity as a holder of Warrants) is entitled to any rights as a stockholder of the Company, including, without limitation, the right to vote, receive notice of any meeting of stockholders or receive dividends, allotments or other distributions.

•	Adjustments — The number of shares of common stock for which a Warrant is exercisable, the Exercise Price and the Trigger Price (as defined in the warrant agreement) will be subject to adjustment from time to time upon the occurrence of certain events, including an increase in the number of outstanding shares of common stock by means of a dividend consisting of shares of common stock, a subdivision of the Company’s outstanding shares of common stock into a larger number of shares of common stock or a combination of the Company’s outstanding shares of common stock into a smaller number of shares of common stock. In addition, upon the occurrence of certain events constituting a reorganization, recapitalization, reclassification, consolidation, merger or similar event, each holder of a Warrant will have the right to receive, upon exercise of a Warrant (if then exercisable), an amount of securities, cash or other

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

property receivable by a holder of the number of shares of common stock for which a Warrant is exercisable immediately prior to such event.

(14)	Stock-Based Compensation

Successor

As contemplated by the Plan, the Company adopted the Lear Corporation 2009 Long-Term Stock Incentive Plan as of November 9, 2009 (as amended, the “2009 LTSIP”). The 2009 LTSIP reserves 5,907,874 shares of common stock for issuance under stock option, restricted stock, restricted stock unit, restricted unit, performance share, performance unit and stock appreciation right awards.

On November 9, 2009, the Company granted 1,343,998 restricted stock units under the 2009 LTSIP to certain of its employees. The restricted stock units were valued at $38.99 based on the reorganization value of the Successor Common Stock (see Note 3, “Fresh-Start Accounting”). Certain of the restricted stock unit awards vest in equal monthly installments over 36 months beginning one month following the grant date, and the remaining of the restricted stock unit awards vest in equal annual installments over three years beginning one year following the grant date. The Company recognized compensation expense related to the restricted stock unit award of $8.0 million in the 2009 Successor Period. Unrecognized compensation expense related to the restricted stock unit award of $44.4 million will be recognized over the next 1.5 years on a weighted average basis. During the 2009 Successor Period, restricted stock units of 42,385 vested and were settled in shares of common stock. As of December 31, 2009, restricted stock units of 1,301,613 were outstanding.

Predecessor

The Company had issued stock options under the 1996 Stock Option Plan and stock options, performance shares, restricted stock units and stock appreciation rights under the Long-Term Stock Incentive Plan. Upon emergence from Chapter 11 bankruptcy proceedings, all common stock and common stock equivalents were extinguished under the Plan.

A summary of stock option, performance share, restricted stock unit and stock appreciation right transactions during the 2009 Predecessor Period and the years ended December 31, 2008 and 2007, is shown below:

				Restricted	Stock
			Performance	Stock	Appreciation
	Stock Options		Shares(1)	Units(2)	Rights(3)
		(Price Range)

Outstanding as of January 1, 2007	2,790,305	$22.12 - $55.33	169,909	1,964,571	1,751,854
Granted	—	N/A	104,928	468,823	685,179
Distributed or exercised	(228,400)	$22.12 - $39.00	—	(732,702)	(209,209)
Expired or cancelled	(690,675)	$22.12 - $55.33	(16,812)	(68,705)	(48,149)

Outstanding as of December 31, 2007	1,871,230	$22.12 - $55.33	258,025	1,631,987	2,179,675
Granted	—	N/A	—	286,030	510,550
Distributed or exercised	(1,850)	$22.12	(42,013)	(714,498)	(98,965)
Expired or cancelled	(601,200)	$22.12 - $54.22	(47,316)	(162,779)	(158,515)

Outstanding as of December 31, 2008	1,268,180	$22.12 - $55.33	168,696	1,040,740	2,432,745
Distributed or exercised	—	N/A	(75,755)	(103,933)	—
Expired or cancelled	(1,268,180)	$22.12 - $55.33	(92,941)	(936,807)	(2,432,745)

Outstanding as of November 7, 2009	—	N/A	—	—	—

(1)	Performance shares reflected as “granted” were notional shares granted at the beginning of a three-year performance period whose eventual payout is subject to satisfaction of performance criteria. Performance

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

shares reflected as “distributed” were those performance shares that were paid out in shares of common stock upon satisfaction of the performance criteria at the end of the three-year performance period.

(2)	In 2008, eligible plan participants were provided the opportunity to exchange up to 50% of certain of their existing restricted stock units, in 25% increments, for either notional cash account credits or cash-settled stock appreciation rights. With respect to the notional cash account credit alternative, each eligible restricted stock unit was exchanged for a notional cash account credit in the amount of the closing stock price on the date of exchange. With respect to the cash-settled stock appreciation right alternative, each eligible restricted stock unit was exchanged for cash-settled stock appreciation rights covering three to four shares of the Company’s common stock. The notional cash account credits and the cash-settled stock appreciation rights vest in accordance with the terms of the original restricted stock units, generally three years from the original grant date. In connection with these transactions, restricted stock units reflected as “expired or cancelled” in 2008 include 75,084 of exchanged units.

(3)	Excludes cash-settled stock appreciation rights.

All outstanding options were exercisable. All outstanding performance shares and restricted stock units were nonvested. Performance shares and restricted stock units were distributed when vested.

Performance shares vested in three years following the grant date. Restricted stock units vested in two to five years following the grant date. Stock appreciation rights vested in six months to three years following the grant date and expired three and a half years to seven years following the grant date. A summary of the weighted average grant date fair value of nonvested stock-settled stock appreciation rights for the 2009 Predecessor Period is shown below:

	Stock	Weighted Average
	Appreciation	Grant Date
	Rights	Fair Value

Nonvested as of January 1, 2009	1,696,804	$9.80
Vested	(245,000)	0.69
Expired and cancelled	(1,451,804)	11.33

Nonvested as of November 7, 2009	—	N/A

The fair values of the stock-settled stock appreciation rights were estimated as of the grant dates using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yields of 0.00%; expected life of four years in 2008 and five years in 2007; risk-free interest rate of 2.2% in 2008 and 3.82% in 2007; and expected volatility of 60% in 2008 and 40% in 2007. The weighted average fair value of the stock-settled stock appreciation rights were $1.13 per right in 2008 and $13.80 per right in 2007.

(15)	Commitments and Contingencies

Legal and Other Contingencies

As of December 31, 2009 and December 31, 2008, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $18.8 million and $31.4 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.

Chapter 11 Bankruptcy Proceedings

As described in Note 2, “Reorganization under Chapter 11,” on November 9, 2009, the Debtors emerged from Chapter 11 bankruptcy proceedings. The filing of the bankruptcy petitions under Chapter 11 automatically stayed most actions against the Debtors, including, except as otherwise noted, the matters described below and most other actions to collect pre-petition indebtedness or to exercise control over the property of the Debtors’ estates. Substantially all of the Debtors’ pre-petition liabilities were resolved under the Plan, including certain pre-petition legal proceedings, as described below.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Commercial Disputes

The Company is involved from time to time in legal proceedings and claims, including, without limitation, commercial or contractual disputes with its customers, suppliers and competitors. These disputes vary in nature and are usually resolved by negotiations between the parties.

On January 26, 2004, the Company filed a patent infringement lawsuit against Johnson Controls Inc. and Johnson Controls Interiors LLC (together, the “JCI Parties”) in the U.S. District Court for the Eastern District of Michigan alleging that the JCI Parties’ garage door opener products infringed certain of the Company’s radio frequency transmitter patents (which complaint was dismissed and subsequently re-filed by the Company in September 2004). The Company is seeking a declaration that the JCI Parties infringe its patents and an order enjoining the JCI Parties from further infringing those patents by making, selling or offering to sell their garage door opener products, as well as an award of compensatory damages, attorney fees and costs. The JCI Parties counterclaimed seeking a declaration that the subject patents are invalid and unenforceable and that the JCI Parties are not infringing these patents, as well as an award of attorney fees and costs. The JCI Parties have also filed motions for summary judgment asserting that their garage door opener products do not infringe the Company’s patents and that one of the Company’s patents is invalid and unenforceable. In November 2007, the court issued an opinion and order granting, in part, and denying, in part, the JCI Parties’ motion for summary judgment on one of the Company’s patents and denying the JCI Parties’ motion to hold the patent unenforceable. The court’s opinion did not address the other two patents involved in this matter. A trial date with respect to this matter has not yet been scheduled. This matter was not stayed as a result of the Chapter 11 bankruptcy proceedings or otherwise affected by the Plan.

On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against the Company and Ford Motor Company (“Ford”) in the U.S. District Court for the Northern District of Illinois alleging patent infringement (from which Ford was subsequently dismissed) (the “Chamberlain Matter”). Two counts were asserted against the Company based upon two Chamberlain rolling-code garage door opener system patents (Patent Nos. 6,154,544 and 6,810,123). The Company denies that it has infringed these patents and further contends that these patents are invalid and/or unenforceable. The Chamberlain lawsuit was filed in connection with the marketing of the Company’s universal garage door opener system, which competes with a product offered by JCI. JCI obtained technology from Chamberlain to operate its product. In October 2005, Chamberlain filed an amended complaint and joined Johnson Controls Interiors LLC (“JCI”) as a plaintiff. The Company filed an answer and counterclaim seeking a declaration that the patents were not infringed and were invalid, as well as an award of attorney fees and costs. Chamberlain and JCI are seeking a declaration that the Company infringes Chamberlain’s patents and an order enjoining the Company from making, selling or offering to sell products which, they allege, infringe Chamberlain’s patents, as well as an award of compensatory and treble damages and attorney fees and costs. On August 12, 2008, a new patent (Patent No. 7,412,056) was issued to Chamberlain relating to the same technology as the patents disputed in this lawsuit. On August 19, 2008, Chamberlain and JCI filed a second amended complaint against the Company alleging patent infringement with respect to the new patent and seeking the same types of relief. The Company filed an answer and counterclaim seeking a declaration that its products are non-infringing and that the new patent is invalid and unenforceable due to inequitable conduct, as well as an award of attorney fees and costs. On April 16, 2009, the court denied the Company’s motions for summary judgment with respect to the three patents and ordered the Company to produce additional discovery related to infringement. On June 19, 2009, the Company moved for a protective order from further discovery requested by Chamberlain and JCI. On June 26, 2009, JCI moved for summary judgment with respect to the ‘544 and ‘056 patents, and on July 9, 2009, the court denied these motions without prejudice as a result of the Company’s Chapter 11 bankruptcy proceedings. In addition, the Chamberlain Matter was stayed as a result of the Chapter 11 bankruptcy proceedings until November 5, 2009.

Since November 5, 2009, the Chamberlain Matter is proceeding to determine liability, and if liability is found, the total amount of the compensable damages relating to the pre-petition period and the post-petition period, if any. Pursuant to the Plan and a stipulation filed with the Bankruptcy Court among the Company, Chamberlain and JCI, the Company has agreed to reserve common stock and warrants issued under the Plan, sufficient to provide

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

recoveries for an allowed claim of up to $50 million for pre-petition damages. This reserve is not a loss contingency reserve determined in accordance with GAAP and does not reflect a determination by the Company or the Bankruptcy Court that Chamberlain or JCI is entitled to any recovery.

Following the Company’s emergence from Chapter 11 bankruptcy proceedings, litigation in the Chamberlain Matter resumed, and the court entered a schedule for the Company to move for summary judgment of non-infringement on March 18, 2010, and Chamberlain and JCI to respond by April 12, 2010. The Company’s reply in support of its motion for summary judgment on non-infringement is due April 26, 2010. Fact discovery is scheduled to close on June 18, 2010, and expert discovery is scheduled to close on August 27, 2010. The parties can then move for summary judgment on subjects other than infringement by September 10, 2010.

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

On August 6, 2009, Lear Automotive France (“Lear France”), a wholly owned subsidiary of the Company, was served with a writ by Proma France before the Orléans Commercial Court. Proma France is a sub-contractor of Lear France in connection with its manufacture of seating parts. Proma France claims that Lear France must indemnify it for damages allegedly arising from Lear France obtaining advantageous pricing without providing Proma France with a written guarantee of purchase volumes. Proma France is seeking damages of € 9.6 million ($13.7 million based on exchange rates in effect as of December 31, 2009). Lear France intends to assert defenses against the claims in this matter, including that the issue is covered by a settlement agreement previously entered into by Lear France and Proma France on March 6, 2007. The Company believes that the action by Proma France is without merit and intends to vigorously defend this matter. On September 23, 2009, Proma France filed an insolvency proceeding with the Commercial Court of Orléans. Lear France was not a debtor entity in the Chapter 11 bankruptcy proceedings; therefore, this matter was not stayed as a result of the Chapter 11 bankruptcy proceedings or otherwise affected by the Plan.

Product Liability and Warranty Matters

In the event that use of the Company’s products results in, or is alleged to result in, bodily injury and/or property damage or other losses, the Company may be subject to product liability lawsuits and other claims. Such lawsuits generally seek compensatory damages, punitive damages and attorney fees and costs. In addition, the Company is a party to warranty-sharing and other agreements with certain of its customers related to its products. These customers may pursue claims against the Company for contribution of all or a portion of the amounts sought in connection with product liability and warranty claims. The Company can provide no assurance that it will not experience material claims in the future or that it will not incur significant costs to defend such claims. In addition, if any of the Company’s products are, or are alleged to be, defective, the Company may be required or requested by its customers to participate in a recall or other corrective action involving such products. Certain of the Company’s customers have asserted claims against the Company for costs related to recalls or other corrective actions involving its products.

In certain instances, allegedly defective products may be supplied by tier II suppliers. The Company may seek recovery from its suppliers of materials or services included within the Company’s products that are associated with product liability and warranty claims. The Company carries insurance for certain legal matters, including product liability claims, but such coverage may be limited. The Company does not maintain insurance for product warranty or recall matters. All pre-petition product liability claims of the Debtors were subject to compromise under the Plan, and any future dispositions with respect to these claims will be satisfied out of a common stock and warrant reserve established for that purpose.

The Company records product warranty reserves based on its individual customer agreements. Product warranty reserves are recorded for known warranty issues when amounts related to such issues are probable and reasonably estimable.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of the changes in reserves for product liability and warranty claims for each of the periods in the two years ended December 31, 2009, is shown below (in millions):

Balance as of January 1, 2008 — Predecessor	$40.7
Expense, net and changes in estimates	(3.4)
Settlements	(12.0)
Foreign currency translation and other	(3.7)

Balance as of December 31, 2008 — Predecessor	21.6
Expense, net and changes in estimates	11.0
Settlements	(6.7)
Foreign currency translation and other	1.4

Balance as of November 7, 2009 — Predecessor	27.3
Expense, net and changes in estimates	1.4
Settlements	(2.2)
Foreign currency translation and other	—

Balance as of December 31, 2009 — Successor	$26.5

Environmental Matters

The Company is subject to local, state, federal and foreign laws, regulations and ordinances which govern activities or operations that may have adverse environmental effects and which impose liability for clean-up costs resulting from past spills, disposals or other releases of hazardous wastes and environmental compliance. The Company’s policy is to comply with all applicable environmental laws and to maintain an environmental management program based on ISO 14001 to ensure compliance with this standard. However, the Company currently is, has been and in the future may become the subject of formal or informal enforcement actions or procedures.

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

As of December 31, 2009 and December 31, 2008, the Company had recorded reserves for environmental matters of $2.7 million and $2.9 million, respectively. While the Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial position, results of operations or cash flows, no assurance can be given in this regard.

Other Matters

On March 19, 2009, The Royal Bank of Scotland plc (“RBS”) filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York alleging breach of contract. In the complaint, RBS requested that the court award RBS damages of approximately $35.2 million plus attorney fees, costs and interest. This lawsuit related to an interest rate “collar” transaction, several copper swap transactions and several foreign exchange transactions between the Company and RBS, which the Company entered into in order to hedge its exposure to market movements in interest rates, commodity prices and currency rates, respectively. In this matter, RBS alleged that the Company’s failure to satisfy the leverage ratio covenant contained in its pre-petition primary credit facility with respect to the quarter ended December 31, 2008, entitled RBS to terminate all of these transactions. The Company denied many of the allegations made in the RBS complaint and also asserted various affirmative defenses and counterclaims against RBS. This matter was stayed as a result of the Chapter 11

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

bankruptcy proceedings and subsequently resolved under the Plan. In connection with the Company’s emergence from Chapter 11 bankruptcy proceedings and in full satisfaction and settlement of RBS’ claims, the Company made a distribution pursuant to the Plan to the agent under the Company’s pre-petition primary credit facility for the benefit of, and the distribution to, RBS on account of its total claim of approximately $35.9 million.

Although the Company records reserves for legal disputes, product liability and warranty claims and environmental and other matters in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain. Actual results may differ significantly from current estimates.

The Company is involved from time to time in various other legal proceedings and claims, including, without limitation, commercial and contractual disputes, intellectual property matters, personal injury claims, tax claims and employment matters. Although the outcome of any legal matter cannot be predicted with certainty, the Company does not believe that any of these other legal proceedings or claims in which the Company is currently involved, either individually or in the aggregate, will have a material adverse impact on its business, financial position, results of operations or cash flows.

Employees

Approximately 70% of the Company’s employees are members of industrial trade unions and are employed under the terms of collective bargaining agreements. Collective bargaining agreements covering approximately 76% of the Company’s unionized workforce of approximately 52,000 employees, including 23% of the Company’s unionized workforce in the United States and Canada, are scheduled to expire in 2010. Management does not anticipate any significant difficulties with respect to the agreements as they are renewed.

Lease Commitments

A summary of lease commitments as of December 31, 2009, under non-cancelable operating leases with terms exceeding one year is shown below (in millions):

2010	$67.0
2011	46.5
2012	33.0
2013	23.8
2014	16.7
2015 and thereafter	35.7

Total	$222.7

The Company’s operating leases cover principally buildings and transportation equipment. Rent expense was $12.7 million, $78.2 million, $109.8 million and $110.2 million for the 2009 Successor Period, the 2009 Predecessor Period and the years ended December 31, 2008 and 2007, respectively.

(16)	Segment Reporting

Historically, the Company has had three reportable operating segments: seating, electrical power management and interior. The seating segment includes seat systems and related components. The electrical power management segment includes traditional wiring and power management systems, as well as emerging high-power and hybrid electrical systems. The interior segment, which has been divested, included instrument panels and cockpit systems, headliners and overhead systems, door panels, flooring and acoustic systems and other interior products. See Note 6, “Divestiture of Interior Business.”

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

The accounting policies of the Company’s operating segments are the same as those described in Note 4, “Summary of Significant Accounting Policies.” The Company evaluates the performance of its operating segments based primarily on (i) revenues from external customers, (ii) income (loss) before goodwill impairment charges, divestiture of Interior business, interest expense, other (income) expense, reorganization items and fresh-start accounting adjustments, provision (benefit) for income taxes and equity in net (income) loss of affiliates (“segment earnings”) and (iii) cash flows, being defined as segment earnings less capital expenditures plus depreciation and amortization.

A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Successor — Two Month Period Ended December 31, 2009
		Electrical Power
	Seating	Management	Other	Consolidated

Revenues from external customers	$1,251.1	$329.8	$—	$1,580.9
Segment earnings(1)	52.4	(24.5)	(30.8)	(2.9)
Depreciation and amortization	24.9	14.0	0.9	39.8
Capital expenditures	19.0	16.9	5.4	41.3
Total assets	3,182.9	966.5	1,923.9	6,073.3

	Predecessor — Ten Month Period Ended November 7, 2009
		Electrical Power
	Seating	Management	Other	Consolidated

Revenues from external customers	$6,561.8	$1,596.9	$—	$8,158.7
Segment earnings(1)	184.9	(131.3)	(147.0)	(93.4)
Depreciation and amortization	131.6	80.2	12.1	223.9
Capital expenditures	46.5	27.9	3.1	77.5

	Predecessor — Year Ended December 31, 2008
		Electrical Power
	Seating	Management	Other	Consolidated

Revenues from external customers	$10,726.9	$2,843.6	$—	$13,570.5
Segment earnings(1)	386.7	44.7	(200.6)	230.8
Depreciation and amortization	176.2	108.7	14.4	299.3
Capital expenditures	106.3	60.8	0.6	167.7
Total assets	3,349.5	1,385.7	2,137.7	6,872.9

	Predecessor — Year Ended December 31, 2007
		Electrical Power
	Seating	Management	Interior	Other	Consolidated

Revenues from external customers	$12,206.1	$3,100.0	$688.9	$—	$15,995.0
Segment earnings(1)	758.7	40.8	8.2	(233.9)	573.8
Depreciation and amortization	169.7	110.3	2.3	14.6	296.9
Capital expenditures	114.9	80.3	1.2	5.8	202.2
Total assets	4,292.6	2,241.8	—	1,266.0	7,800.4

(1)	See definition above.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

For the 2009 Successor Period, segment earnings include restructuring charges of $17.5 million, $23.6 million and $2.1 million in the seating and electrical power management segments and in the other category, respectively (Note 7, “Restructuring”).

For the 2009 Predecessor Period, segment earnings include restructuring charges of $47.5 million, $53.3 million and $4.0 million in the seating and electrical power management segments and in the other category, respectively (Note 7, “Restructuring”).

For the year ended December 31, 2008, segment earnings include restructuring charges of $124.6 million, $23.0 million and $23.5 million in the seating and electrical power management segments and in the other category, respectively (Note 7, “Restructuring”).

For the year ended December 31, 2007, segment earnings include restructuring charges of $86.4 million, $62.4 million, $5.0 million and $15.0 million in the seating, electrical power management and interior segments and in the other category, respectively (Note 7, “Restructuring”).

A reconciliation of consolidated income (loss) before goodwill impairment charges, divestiture of Interior business, interest expense, other (income) expense, reorganization items and fresh-start accounting adjustments, provision (benefit) for income taxes and equity in net (income) loss of affiliates to consolidated income (loss) before provision (benefit) for income taxes and equity in net (income) loss of affiliates is shown below (in millions):

	Successor	Predecessor
	Two Month	Ten Month
	Period Ended	Period Ended	Year Ended
	December 31,	November 7,	December 31,	December 31,
	2009	2009	2008	2007
Segment earnings	$27.9	$53.6	$431.4	$807.7
Corporate and geographic headquarters and elimination of intercompany activity (“Other”)	(30.8)	(147.0)	(200.6)	(233.9)

Consolidated income (loss) before goodwill impairment charges, divestiture of Interior business, interest, other (income) expense, reorganization items and fresh-start accounting adjustments, provision (benefit) for income taxes and equity in net (income) loss of affiliates	(2.9)	(93.4)	230.8	573.8
Goodwill impairment charges	—	319.0	530.0	—
Divestiture of Interior business	—	—	—	10.7
Interest expense	11.1	151.4	190.3	199.2
Other (income) expense, net	19.8	(16.6)	51.9	40.7
Reorganization items and fresh-start accounting adjustments, net	—	(1,474.8)	—	—

Consolidated income (loss) before provision (benefit) for income taxes and equity in net (income) loss of affiliates	$(33.8)	$927.6	$(541.4)	$323.2

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Revenues from external customers and tangible long-lived assets for each of the geographic areas in which the Company operates is shown below (in millions):

	Successor	Predecessor
	Two Month	Ten Month
	Period Ended	Period Ended	Year Ended
	December 31,	November 7,	December 31,	December 31,
	2009	2009	2008	2007

Revenues from external customers:
United States	$242.7	$1,352.5	$2,820.0	$4,526.8
Canada	40.0	198.6	716.3	1,148.8
China	175.9	727.6	520.3	428.5
Germany	283.9	1,653.6	2,516.0	2,336.9
Mexico	192.4	838.1	1,337.4	1,542.8
Other countries	646.0	3,388.3	5,660.5	6,011.2

Total	$1,580.9	$8,158.7	$13,570.5	$15,995.0

	Successor	Predecessor
December 31,	2009	2008

Tangible long-lived assets:
United States	$175.1	$311.7
Canada	27.6	26.0
China	63.1	58.9
Germany	165.3	158.3
Mexico	162.5	173.6
Other countries	457.3	485.0

Total	$1,050.9	$1,213.5

A substantial majority of the Company’s consolidated and reportable operating segment revenues are from three automotive manufacturing companies, with General Motors and Ford and their respective affiliates accounting for 39%, 42% and 49% of the Company’s net sales in 2009, 2008 and 2007, respectively. Excluding net sales to Saab and Volvo, which are affiliates of General Motors and Ford, General Motors and Ford accounted for approximately 36%, 37% and 42% of the Company’s net sales in 2009, 2008 and 2007, respectively. The following is a summary of the percentage of revenues from major customers:

For the Year Ended December 31,	2009	2008	2007

General Motors	19.8%	23.1%	28.8%
Ford	19.0	19.1	20.6
BMW	12.3	11.5	9.9

In addition, a portion of the Company’s remaining revenues are from the above automotive manufacturing companies through various other automotive suppliers.

(17)	Financial Instruments

The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to the quoted market prices of these securities. As of December 31, 2009, the aggregate carrying value of the Company’s First Lien Facility and Second Lien Facility was $925.0 million, as compared to an estimated fair value of $932.6 million. As of December 31, 2008, the aggregate carrying value of the Company’s

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

pre-petition primary credit facility and senior notes was $3.5 billion, as compared to an estimated fair value of $1.3 billion. As of December 31, 2009 and 2008, the carrying values of the Company’s other financial instruments approximated their fair values, which were determined based on related instruments currently available to the Company for similar borrowings with like maturities.

Certain of the Company’s Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to the Company and are excluded from accounts receivable in the accompanying consolidated balance sheets. In 2008, certain of the Company’s European subsidiaries entered into extended factoring agreements, which provided for aggregate purchases of specified customer accounts receivable of up to €315 million. In January 2009, Standard & Poor’s Ratings Services downgraded the Company’s corporate credit rating to CCC+ from B-, and as a result, in February 2009, the use of these facilities was suspended. In July 2009, these facilities were terminated in connection with the Company’s bankruptcy filing under Chapter 11. The Company cannot provide any assurance that any other factoring facilities will be available or utilized in the future. As of December 31, 2009, there were no factored receivables. As of December 31, 2008, the amount of factored receivables was $143.8 million.

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

During the years ended December 31, 2008 and 2007, the Company and its subsidiaries sold to Lear ASC Corporation adjusted accounts receivable totaling $1.2 billion and $3.5 billion, respectively, under the ABS facility and recognized discounts and other related fees of $0.3 million and $0.7 million, respectively. These discounts and other related fees are included in other (income) expense, net in the accompanying consolidated statements of operations for the years ended December 31, 2008 and 2007. The Company received an annual servicing fee of 1.0% of the sold accounts receivable. The conduit investors and Lear ASC Corporation had no recourse to the other assets of the Company or its subsidiaries for the failure of the accounts receivable obligors to pay timely on the accounts receivable.

Certain cash flows received from and paid to Lear ASC Corporation are shown below (in millions):

	Predecessor
For the Year Ended December 31,	2008	2007

Proceeds from collections reinvested in securitizations	$1,214.4	$3,509.8
Servicing fees received	1.7	4.8

Derivative Instruments and Hedging Activities

On January 1, 2009, the Company adopted the provisions of ASC 815-10-50, “Derivatives and Hedging — Disclosure.” This guidance requires enhanced disclosures regarding (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under existing GAAP and (c) how derivative instruments and related hedged items affect an entity’s financial position, performance and cash flows. These provisions were effective for the fiscal year and interim periods beginning after November 15, 2008, and the required disclosures are incorporated herein.

The Company uses derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage its exposures to fluctuations in foreign exchange, interest rates and commodity prices. The use of these derivative financial instruments mitigates the Company’s exposure to these risks and the resulting variability of the Company’s operating results. The Company is not a party to leveraged derivatives. On the date that a derivative contract is entered into, the Company designates the derivative as either (1) a hedge of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge), (2) a hedge of a forecasted

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge) or (3) a hedge of a net investment in a foreign operation (a net investment hedge).

For a fair value hedge, both the effective and ineffective portions of the change in the fair value of the derivative are recorded in earnings and reflected in the consolidated statement of operations on the same line as the gain or loss on the hedged item attributable to the hedged risk. For a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive loss in the consolidated balance sheet. When the underlying hedged transaction is realized, the gain or loss included in accumulated other comprehensive loss is recorded in earnings and reflected in the consolidated statement of operations on the same line as the gain or loss on the hedged item attributable to the hedged risk. For a net investment hedge, the effective portion of the change in the fair value of the derivative is recorded in cumulative translation adjustment, which is a component of accumulated other comprehensive loss in the consolidated balance sheet. In addition, for both cash flow and net investment hedges, changes in the fair value of the derivative that are excluded from the Company’s effectiveness assessments and the ineffective portion of changes in the fair value of the derivative are recorded in earnings and reflected in the consolidated statement of operations as other (income) expense, net.

The Company formally documents its hedge relationships, including the identification of the hedging instruments and the related hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded at fair value in other current and long-term assets and other current and long-term liabilities in the consolidated balance sheet. The Company also formally assesses, both at inception and at least quarterly thereafter, whether a derivative used in a hedging transaction is highly effective in offsetting changes in either the fair value or the cash flows of the hedged item. When it is determined that a derivative ceases to be highly effective, the Company discontinues hedge accounting.

In February 2009, RBS terminated certain foreign exchange, interest rate and commodity swap contracts due to the Company’s default under its pre-petition primary credit facility, and the Company de-designated such contracts for hedge accounting purposes (Note 15, “Commitments and Contingencies”). On June 30, 2009, the Company did not make payments of $4.5 million, in aggregate, required in connection with derivative transactions with certain other counterparties. Further, the default under the pre-petition primary credit facility (Note 10, “Long-Term Debt”) and the Company’s bankruptcy filing (Note 2, “Reorganization under Chapter 11”) resulted in events of default and/or termination events under certain outstanding foreign exchange and interest rate contracts, and most of the counterparties thereto provided the Company with notice of termination. In addition, on September 11, 2009, the Company elected to reject outstanding foreign exchange contracts with a counterparty that had not previously terminated such contracts. Based on the foregoing, the Company de-designated all of the remaining foreign exchange and interest rate contracts, previously accounted for as cash flow hedges, in the second quarter of 2009. As the related forecasted transactions remained probable, amounts recorded in accumulated other comprehensive loss were reclassified to earnings as the forecasted transactions occurred. Liabilities related to the de-designated contracts were resolved under the Plan. As a result of the adoption of fresh-start accounting, all remaining amounts recorded in accumulated other comprehensive loss were eliminated. For further information on the liabilities resolved under the Plan and the adoption of fresh-start accounting, see Note 2, “Reorganization under Chapter 11,” and Note 3, “Fresh-Start Accounting.”

As of December 31, 2009, there were no derivative financial instruments outstanding. The Company intends to use derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage its exposures to fluctuations in foreign exchange. The Company will evaluate and, if appropriate, use derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage its exposures to fluctuations in interest rates and commodity prices in 2010.

Forward foreign exchange, futures and option contracts — The Company uses forward foreign exchange, futures and option contracts to reduce the effect of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso and various European currencies. Forward

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

foreign exchange, futures and option contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or relates to the variability of cash flows to be received or paid. As of December 31, 2009, there were no foreign exchange contracts outstanding. As described above, all outstanding foreign exchange contracts were de-designated and/or terminated in the second quarter of 2009. As of December 31, 2008, contracts designated as cash flow hedges with $483.6 million of notional amount were outstanding with maturities of less than nine months. As of December 31, 2008, the fair value of these contracts was approximately negative $53.5 million. As of December 31, 2008, other foreign currency derivative contracts that did not qualify for hedge accounting with $49.6 million of notional amount were outstanding. These foreign currency derivative contracts consisted principally of cash transactions between three and thirty days, hedges of intercompany loans and hedges of certain other balance sheet exposures. As of December 31, 2008, the fair value of these contracts was approximately $0.1 million.

The fair value of outstanding foreign currency derivative contracts and the related classification in the accompanying consolidated balance sheet as of December 31, 2008, are shown below (in millions):

Predecessor
December 31,	2008

Contracts qualifying for hedge accounting:
Other current assets	$4.4
Other current liabilities	(57.9)

(53.5)
Contracts not qualifying for hedge accounting:
Other current assets	2.7
Other current liabilities	(2.6)

0.1

$(53.4)

Pretax amounts related to foreign currency derivative contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Predecessor
	Ten Month	Year Ended
	Period Ended	December 31,
	November 7, 2009	2008	2007

Contracts qualifying for hedge accounting:
Gains (losses) recognized in accumulated
other comprehensive loss	$(13.9)	$(47.0)	$18.5
(Gains) losses reclassified from accumulated
other comprehensive loss	57.8	(17.1)	(22.6)

Comprehensive income (loss)	$43.9	$(64.1)	$(4.1)

Interest rate swap and other derivative contracts — The Company uses interest rate swap and other derivative contracts to manage its exposure to fluctuations in interest rates. Interest rate swap and other derivative contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges. Interest rate swap contracts which hedge the change in fair value of certain fixed rate debt instruments are accounted for as fair value hedges. As of December 31, 2009, there were no interest rate contracts outstanding. In February 2009, the Company elected to settle certain of its outstanding interest rate contracts with $435.0 million of notional amount with a payment of $20.7 million. In addition, as described above, all outstanding interest rate contracts were de-designated and/or terminated in the second quarter of 2009. In addition, As of December 31, 2008, contracts with $750.0 million of

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

notional amount were outstanding with maturities through September 2011. All of these contracts modified the variable rate characteristics of the Company’s variable rate debt instruments, which were generally set at either one-month or three-month LIBOR rates, such that the interest rates did not exceed a weighted average of 4.64%. As of December 31, 2008, the fair value of these contracts was approximately negative $23.2 million.

The fair value of outstanding interest rate contracts and the related classification in the accompanying consolidated balance sheet as of December 31, 2008, are shown below (in millions):

Predecessor
December 31,	2008

Contracts qualifying for hedge accounting:
Other current liabilities	$(11.3)
Other long-term liabilities	(11.9)

$(23.2)

Pretax amounts related to interest rate contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Predecessor
	Ten Month Period Ended	Year Ended December 31,
	November 7, 2009	2008	2007

Contracts qualifying for hedge accounting:
Gains (losses) recognized in accumulated other comprehensive loss	$(14.2)	$(14.5)	$(11.8)
(Gains) losses reclassified from accumulated other comprehensive loss	11.9	8.8	(3.3)

Comprehensive loss	$(2.3)	$(5.7)	$(15.1)

Commodity swap contracts — The Company uses derivative instruments to reduce its exposure to fluctuations in certain commodity prices. These derivative instruments are utilized to hedge forecasted inventory purchases and to the extent that they qualify and meet hedge accounting criteria, they are accounted for as cash flow hedges. Commodity swap contracts that are not designated as cash flow hedges are marked to market with changes in fair value recognized immediately in the consolidated statements of operations (Note 4, “Summary of Significant Accounting Policies”). As of December 31, 2009, there were no commodity swap contracts outstanding. As a result of the RBS terminations described above, all outstanding commodity swap contracts were terminated in February 2009. As of December 31, 2008, contracts with $40.9 million of notional amount were outstanding with maturities of less than twelve months. As of December 31, 2008, the fair value of these contracts was negative $18.0 million.

Pretax amounts related to commodity swap contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Predecessor
	Ten Month Period Ended	Year Ended December 31,
	November 7, 2009	2008	2007

Contracts qualifying for hedge accounting:
Gains (losses) recognized in accumulated other comprehensive loss	$1.8	$(5.5)	$0.2
(Gains) losses reclassified from accumulated other comprehensive loss	4.2	—	(1.2)

Comprehensive income (loss)	$6.0	$(5.5)	$(1.0)

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

As of December 31, 2008, net losses of approximately $80.8 million related to the Company’s hedging activities were recorded in accumulated other comprehensive loss. During the 2009 Predecessor Period and the years ended December 31, 2008 and 2007, amounts recognized in the consolidated statements of operations related to changes in the fair value of cash flow hedges that were excluded from the Company’s effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.

Non-U.S. dollar financing transactions — The Company designated its previously outstanding Euro-denominated senior notes (Note 10, “Long-Term Debt”) as a net investment hedge of long-term investments in its Euro-functional subsidiaries. As of December 31, 2008, the amount recorded in accumulated other comprehensive loss related to the effective portion of the net investment hedge of foreign operations was approximately negative $160.6 million. Although the Euro-denominated senior notes were repaid on April 1, 2008, this amount was to be included in accumulated other comprehensive loss until the Company liquidated its related investment in its designated foreign operations. As a result of the adoption of fresh-start accounting, all remaining amounts recorded in accumulated other comprehensive loss were eliminated (Note 3, “Fresh-Start Accounting”).

Fair Value Measurements

The Company adopted the provisions of ASC 820, “Fair Value Measurements and Disclosures,” for its financial assets and liabilities and certain of its nonfinancial assets and liabilities that are measured and/or disclosed at fair value on a recurring basis as of January 1, 2008. The Company adopted these provisions for other nonfinancial assets and liabilities that are measured and/or disclosed at fair value on a nonrecurring basis as of January 1, 2009. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The effects of adoption were not significant.

This guidance clarifies that fair value is an exit price, defined as a market-based measurement that represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value measurements are based on one or more of the following three valuation techniques:

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

This guidance prioritizes the inputs and assumptions used in the valuation techniques described above into a three-tier fair value hierarchy as follows:

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Items measured at fair value on a recurring basis — Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of December 31, 2008, are shown below (in millions):

	Predecessor — 2008
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

A reconciliation of changes in liabilities related to derivative instruments measured at fair value using significant unobservable inputs (Level 3) for each of the periods in the two years ended December 31, 2009, is shown below (in millions):

Balance as of January 1, 2008 — Predecessor	$—
Transfers into Level 3	(101.7)

Balance as of December 31, 2008 — Predecessor	(101.7)
Total realized and unrealized gains (losses):
Amounts included in earnings	1.8
Amounts included in other comprehensive loss	(21.6)
Settlements	59.1
Transfers out of Level 3	62.4

Balance as of November 7, 2009 — Predecessor and as of December 31, 2009 — Successor	$—

For further information on fair value measurements and the Company’s defined benefit pension plan assets, see Note 12, “Pension and Other Postretirement Benefit Plans.”

Items measured at fair value on a non-recurring basis — In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information on assets and liabilities measured at fair value on a non-recurring basis, see Note 3, “Fresh-Start Accounting,” Note 4, “Summary of Significant Accounting Policies,” and Note 8, “Investments in Affiliates and Other Related Party Transactions.”

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(18)	Quarterly Financial Data (unaudited)

(In millions, except per share data)

	Predecessor				Successor
				One Month	Two Month
	Thirteen Weeks Ended			Period Ended	Period Ended
	April 4,	July 4,	October 3,	November 7,	December 31,
	2009	2009	2009	2009	2009
Net sales	$2,168.3	$2,281.0	$2,547.9	$1,161.5	$1,580.9
Gross profit (loss)	(74.7)	36.0	234.5	91.6	72.8
Goodwill impairment charges	—	—	—	319.0	—
Reorganizations items and fresh-start accounting adjustments, net	—	—	—	(1,474.8)	—
Consolidated net income (loss)	(262.8)	(168.4)	30.3	1,235.3	(7.7)
Net income (loss) attributable to Lear	(264.8)	(173.6)	24.6	1,232.0	(3.8)
Basic net income (loss) per share attributable to Lear	(3.42)	(2.24)	0.32	15.89	(0.11)
Diluted net income (loss) per share attributable to Lear	(3.42)	(2.24)	0.32	15.89	(0.11)

	Predecessor — Thirteen Weeks Ended
	March 29,	June 28,	September 27,	December 31,
	2008	2008	2008	2008

Net sales	$3,857.6	$3,979.0	$3,133.5	$2,600.4
Gross profit	297.0	262.1	129.6	58.9
Goodwill impairment charges	—	—	—	530.0
Consolidated net income (loss)	82.2	24.8	(92.4)	(679.0)
Net income (loss) attributable to Lear	78.2	18.3	(98.2)	(688.2)
Basic net income (loss) per share attributable to Lear	1.01	0.24	(1.27)	(8.91)
Diluted net income (loss) per share attributable to Lear	1.00	0.23	(1.27)	(8.91)

(19)	Accounting Pronouncements

Fair Value Measurements and Financial Instruments — The Financial Accounting Standards Board (“FASB”) amended ASC 860, “Transfers and Servicing,” with Accounting Standards Update (“ASU”) 2009-16, “Accounting for Transfers of Financial Assets,” to, among other things, eliminate the concept of qualifying special purpose entities, provide additional sale accounting requirements and require enhanced disclosures. The provisions of this update are effective for annual reporting periods beginning after November 15, 2009. The effects of adoption are not expected to be significant as the Company’s previous ABS facility expired in 2008. The Company will assess the impact of this update on any future securitizations.

The FASB amended ASC 820-10, “Fair Value Measurements and Disclosures,” to provide additional guidance on disclosure requirements and estimating fair value when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity (FASB Staff Position (“FSP”) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). This amendment requires interim disclosure of the

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

inputs and valuation techniques used to measure fair value. The provisions of this amendment are effective for interim and annual reporting periods ending after June 15, 2009. The effects of adoption were not significant.

The FASB amended ASC 825-10, “Financial Instruments,” to extend the annual disclosure requirements for financial instruments to interim reporting periods (FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). The provisions of this amendment are effective for interim and annual reporting periods ending after June 15, 2009. The effects of adoption were not significant. For additional disclosures related to the fair value of the Company’s debt instruments, see Note 17, “Financial Instruments.”

Consolidation of Variable Interest Entities — The FASB amended ASC 810, “Consolidations,” with ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 significantly changes the model for determining whether an entity is the primary beneficiary and should thus consolidate a variable interest entity. In addition, this update requires additional disclosures and an ongoing assessment of whether a variable interest entity should be consolidated. The provisions of this update are effective for annual reporting periods beginning after November 15, 2009. The Company has ownership interests in consolidated and non-consolidated variable interest entities and is currently evaluating the impact of this update on its financial statements. The Company does not expect the effects of adoption to be significant.

Pension and Other Postretirement Benefits — The FASB amended ASC 715-20, “Compensation — Retirement Benefits — Defined Benefit Plans — General,” to require additional disclosures regarding assets held in an employer’s defined benefit pension or other postretirement plan (FSP No. 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets”). The provisions of this amendment are effective for annual reporting periods ending after December 15, 2009. Certain of the Company’s defined benefit pension plans are funded. The effects of adoption were not significant. For additional disclosures related to the Company’s defined benefit pension plans, see Note 12, “Pension and Other Postretirement Benefit Plans.”

FASB Codification — ASC 105, “Generally Accepted Accounting Principles,” establishes the ASC as the sole source of authoritative U.S. generally accepted accounting principles for nongovernmental entities, with the exception of rules and interpretive releases by the Securities and Exchange Commission. The provisions of ASC 105 are effective for interim and annual accounting periods ending after September 15, 2009. With the exception of changes to financial statements and other disclosures referencing pre-ASC accounting pronouncements, the effects of adoption were not significant.

Revenue Recognition — The FASB amended ASC 605, “Revenue Recognition,” with ASU 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” If a revenue arrangement has multiple deliverables, this update requires the allocation of revenue to the separate deliverables based on relative selling prices. In addition, this update requires additional ongoing disclosures about an entity’s multiple-element revenue arrangements. The provisions of this update are effective no later than January 1, 2011. The Company is currently evaluating the impact of this update on its financial statements.

LEAR CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance				Balance
	as of Beginning			Other	as of End
	of Period	Additions	Retirements	Changes	of Period
	(In millions)

SUCCESSOR — FOR THE TWO MONTH PERIOD ENDED DECEMBER 31, 2009
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$—	$—	$—	$—	$—
Reserve for unmerchantable inventory	—	—	—	—	—
Restructuring reserves	52.5	43.5	(12.9)	—	83.1
Allowance for deferred tax assets	1,111.6	117.1	(62.3)	—	1,166.4

	$1,164.1	$160.6	$(75.2)	$—	$1,249.5

PREDECESSOR — FOR THE TEN MONTH PERIOD ENDED NOVEMBER 7, 2009
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts(1)	$16.0	$7.3	$(4.7)	$(18.6)	$—
Reserve for unmerchantable inventory(2)	93.7	19.9	(13.9)	(99.7)	—
Restructuring reserves	80.6	91.0	(119.1)	—	52.5
Allowance for deferred tax assets	928.3	187.4	(19.2)	15.1	1,111.6

	$1,118.6	$305.6	$(156.9)	$(103.2)	$1,164.1

PREDECESSOR — FOR THE YEAR ENDED DECEMBER 31, 2008
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$16.9	$6.8	$(6.0)	$(1.7)	$16.0
Reserve for unmerchantable inventory	83.4	28.3	(16.6)	(1.4)	93.7
Restructuring reserves	74.6	152.4	(146.4)	—	80.6
Allowance for deferred tax assets	769.4	221.6	(28.7)	(34.0)	928.3

	$944.3	$409.1	$(197.7)	$(37.1)	$1,118.6

PREDECESSOR — FOR THE YEAR ENDED DECEMBER 31, 2007
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$14.9	$8.7	$(6.1)	$(0.6)	$16.9
Reserve for unmerchantable inventory	87.1	18.9	(27.2)	4.6	83.4
Restructuring reserves	41.9	150.0	(117.3)	—	74.6
Allowance for deferred tax assets	843.9	65.2	(165.3)	25.6	769.4

	$987.8	$242.8	$(315.9)	$29.6	$944.3

(1)	“Other Changes” includes fresh-start accounting adjustments of $18.5 million.

(2)	“Other Changes” includes fresh-start accounting adjustments of $97.7 million.

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A —	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chairman, Chief Executive Officer and President along with the Company’s Senior Vice President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

(d)	Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B —	OTHER INFORMATION

None.

PART III

ITEM 10 —	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Company

Set forth below is a description of the business experience of each of the Company’s current directors other than Mr. Rossiter, whose biography is set forth below under “Executive Officers of the Company.” The Company’s current directors were appointed by the Bankruptcy Court on November 9, 2009 pursuant to the terms of the Plan.

Thomas P. Capo	Age: 58

Mr. Capo has been a director of Lear since November 2009. Mr. Capo has been Chairman of Dollar Thrifty Automotive Group, Inc. since October 2003. Mr. Capo was a Senior Vice President and the Treasurer of DaimlerChrysler Corporation from November 1998 to August 2000, Vice President and Treasurer of Chrysler Corporation from 1993 to 1998, and Treasurer of Chrysler Corporation from 1991 to 1993. Prior to holding these positions, Mr. Capo served as Vice President and Controller of Chrysler Financial Corporation. Mr. Capo also serves as a director of Cooper Tire & Rubber Company.

Curtis J. Clawson	Age: 50

Mr. Clawson has been a director of Lear since November 2009. Mr. Clawson has served as the Chairman, President and Chief Executive Officer of Hayes Lemmerz International, Inc. since 2001. From 1999 until 2000, Mr. Clawson served as the President and Chief Operating Officer of Rexam Beverage Can Americas, Inc. and from 1998 until 1999 he served as the President and Executive Vice President — Beverage Can Americas of American National Can Group, Inc. From 1994 until 1998, Mr. Clawson was employed by AlliedSignal, Inc. as President of the Laminate Systems Group from 1997 to 1998 and President of the Allied Filters and Sparkplug Group from 1994 to 1996. From 1986 until 1994, Mr. Clawson held various management positions at Arvin Industries, Inc.

Jonathan F. Foster	Age: 49

Mr. Foster has been a director of Lear since November 2009. Mr. Foster is Founder and Managing Director of Current Capital LLC, a private equity firm. Previously, from 2007 until 2008, Mr. Foster served as a Managing Director and Co-Head of Diversified Industrials and Services at Wachovia Securities. From 2005 until 2007, he served as Executive Vice President — Finance and Business Development of Revolution LLC. From 2002 until 2004, Mr. Foster was a Managing Director of The Cypress Group, a private equity investment firm and from 2001 until 2002, he served as a Senior Managing Director of Bear Stearns & Co. From 1999 until 2000, Mr. Foster served as the Executive Vice President, Chief Operating Officer and Chief Financial Officer of Toysrus.com, Inc. Previously, Mr. Foster was employed by Lazard Frères & Company LLC for over ten years in various positions, including as a Managing Director. Mr. Foster also serves as a director of Masonite Inc. and Tompkins Holdings Company and as the Vice Chairman of the Board of Trustees of the New York Power Authority.

Conrad L. Mallett, Jr.	Age: 56

Justice Mallett, who has been a director of Lear since August 2002, has been the President and CEO of Sinai-Grace Hospital since August 2003. Prior to his current position, Justice Mallett served as the Chief Administrative Officer of the Detroit Medical Center beginning in March 2003. Previously, he served as President and General Counsel of La-Van Hawkins Food Group LLC from April 2002 to March 2003, and Chief Operating Officer for the City of Detroit from January 2002 to April 2002. From August 1999 to April 2002, Justice Mallett was General Counsel and Chief Administrative Officer of the Detroit Medical Center. Justice Mallett was also a Partner in the law firm of Miller, Canfield, Paddock & Stone from January 1999 to August 1999. Justice Mallett was a Justice of the Michigan Supreme Court from December 1990 to January 1999 and served a two-year term as Chief Justice beginning in 1997.

Philip F. Murtaugh	Age: 54

Mr. Murtaugh has been a director of Lear since November 2009. From 2007 until 2008, Mr. Murtaugh served as the Chief Executive of Asia Operations of Chrysler Asia Pacific (China). From 2006 until 2007, Mr. Murtaugh served as a Co-Chief Executive and Executive Vice President of Shanghai Automotive Industry Corporation. From 2005 until 2006, Mr. Murtaugh provided consulting services through Murtaugh Consulting Ltd. Previously, Mr. Murtaugh was employed by General Motors Corporation for over 30 years in various management and executive-level positions, most recently as Chairman and Chief Executive Officer of General Motors China from 2000 until 2005 and as Executive Vice President of Shanghai General Motors from 1996 until 2005.

Donald L. Runkle	Age: 64

Mr. Runkle has been a director of Lear since November 2009. Mr. Runkle currently serves as Chief Executive Officer of EcoMotors International since 2009 and Chairman of EaglePicher Corporation. Since 2005, Mr. Runkle has provided consulting services in business and technical strategy, and from 2006 to 2007, he also was a consultant for Solectron Corporation. Mr. Runkle also served as an Operating Executive Advisor for Tennenbaum Capital Partners LLC from 2005. From 1999 until 2005, Mr. Runkle held various executive-level positions at Delphi Corporation, including Vice Chairman and Chief Technology Officer from 2003 until 2005, President, Delphi Dynamics and Propulsion Sector, and Executive Vice President from 2000-2003 and President, Delphi Energy and Engine Management Systems, and Vice President, Delphi Automotive Systems, from 1999-2000. Previously, Mr. Runkle was employed by General Motors Corporation for over 30 years in various management and executive-level positions, most recently Vice President and General Manager of Delphi Energy and Engine Management and Automotive Systems from 1996 until 1999. Mr. Runkle also serves as a director of EaglePicher Corporation, Environmental Systems Products Company, WinCup Corporation, the Lean Enterprise Institute and the Sloan School of Management.

Gregory C. Smith	Age: 58

Mr. Smith has been a director of Lear since November 2009. Mr. Smith, a retired Vice Chairman of Ford Motor Company, currently serves as a Principal of Greg C. Smith LLC, a private management consulting firm, since 2007. Previously, Mr. Smith was employed by Ford Motor Company for over 30 years until 2006. Mr. Smith held various executive-level management positions at Ford Motor Company, most recently serving as Vice Chairman from 2005 until 2006, Executive Vice President and President — Americas from 2004 until 2005, Group Vice President — Ford Motor Company and Chief Executive Officer — Ford Motor Credit Company from 2002 to 2004, Vice President, Ford Motor Company, and President and Chief Operating Officer, Ford Motor Credit Company, from 2001 to 2002. Mr. Smith served as a director of Fannie Mae from 2005 until 2008. Currently, Mr. Smith serves as a director of Penske Corporation and Solutia Inc.

Henry D.G. Wallace	Age: 64

Mr. Wallace has been a director of Lear since February 2005. Mr. Wallace worked for 30 years at Ford Motor Company until his retirement in 2001 and held several executive-level operations and financial oversight positions while at Ford, most recently as Group Vice President, Mazda and Asia Pacific Operations in 2001, Chief Financial Officer in 2000 and Group Vice President, Asia Pacific Operations in 1999. Mr. Wallace also serves as a director of AMBAC Financial Group, Inc., Diebold, Inc. and Hayes Lemmerz International, Inc.

Executive Officers of the Company

The following table sets forth the names, ages and positions of our executive officers. Executive officers are elected annually by our Board of Directors and serve at the pleasure of our Board.

Name	Age	Position

Shari L. Burgess	51	Vice President and Treasurer
Wendy L. Foss	52	Vice President and Corporate Controller
Terrence B. Larkin	55	Senior Vice President, General Counsel and Corporate Secretary
Robert E. Rossiter	64	Chairman, Chief Executive Officer and President
Louis R. Salvatore	55	Senior Vice President and President, Global Seating Operations
Raymond E. Scott	44	Senior Vice President and President, Global Electrical Power Management Operations
Matthew J. Simoncini	49	Senior Vice President and Chief Financial Officer
Melvin L. Stephens	54	Senior Vice President, Communications, Corporate Relations and Human Resources

Set forth below is a description of the business experience of each of our executive officers.

Shari L. Burgess	Ms. Burgess is the Company’s Vice President and Treasurer, a position she has held since August 2002. Previously, she served as Assistant Treasurer since July 2000 and in various financial positions since November 1992.
Wendy L. Foss	Ms. Foss is the Company’s Vice President and Corporate Controller, a position she has held since November 2007. Previously, she served as Vice President and Chief Compliance Officer from January 2007 until February 2009, Vice President, Audit Services since September 2007, Vice President, Finance and Administration and Corporate Secretary since May 2007, Vice President, Finance and Administration and Deputy Corporate Secretary since September 2006, Vice President, Accounting since July 2006, Assistant Corporate Controller since June 2003 and prior to 2003, in various financial management positions for both the Company and UT Automotive, Inc. (“UT Automotive”), which was acquired by Lear in 1999.
Terrence B. Larkin	Mr. Larkin is the Company’s Senior Vice President, General Counsel and Corporate Secretary, a position he has held since January 2008. Prior to joining the Company, Mr. Larkin was a partner since 1986 of Bodman LLP, a Detroit-based law firm. Mr. Larkin served on the executive committee of Bodman LLP and was the chairman of its business law practice group. Mr. Larkin’s practice was focused on general corporate, commercial transactions and mergers and acquisitions.
Robert E. Rossiter	Mr. Rossiter is the Company’s Chairman, Chief Executive Officer and President, a position he has held since August 2007. Mr. Rossiter has served as Chairman since January 2003, Chief Executive Officer since October 2000, President since August 2007 and from 1984 until December 2002 and Chief Operating Officer from 1988 until April 1997 and from November 1998 until October 2000. Mr. Rossiter also served as Chief Operating Officer — International Operations from April 1997 until November 1998. Mr. Rossiter has been a director of the Company since 1988.
Louis R. Salvatore	Mr. Salvatore is the Company’s Senior Vice President and President, Global Seating Operations, a position he has held since February 2008. Previously, he served as Senior Vice President and President — Global Asian Operations/Customers since August 2005, President — Ford, Electrical/Electronics and Interior Divisions since July 2004, President — Global Ford Division since July 2000 and President — DaimlerChrysler Division since December 1998. Prior to joining the Company, Mr. Salvatore worked with Ford Motor Company for fourteen years and held various increasingly senior positions in manufacturing, finance, engineering and purchasing.
Raymond E. Scott	Mr. Scott is the Company’s Senior Vice President and President, Global Electrical Power Management Operations, a position he has held since February 2008. Previously, he served as Senior Vice President and President, North American Seating Systems Group since August 2006, Senior Vice President and President, North American Customer Group since June 2005, President, European Customer Focused Division since June 2004 and President, General Motors Division since November 2000.
Matthew J. Simoncini	Mr. Simoncini is the Company’s Senior Vice President and Chief Financial Officer, a position he has held since October 2007. Previously, he served as Senior Vice President, Finance and Chief Accounting Officer since August 2006, Vice President, Global Finance since February 2006, Vice President of Operational Finance since June 2004, Vice President of Finance — Europe since 2001 and prior to 2001, in various senior financial management positions for both the Company and UT Automotive.

Melvin L. Stephens	Mr. Stephens is the Company’s Senior Vice President, Communications, Corporate Relations and Human Resources, a position he has held since September 2009. Previously, he served as Vice President of Investor Relations and Corporate Communications since January 2002. Prior to joining the Company, Mr. Stephens worked with Ford Motor Company and held various leadership positions in finance, business planning, corporate strategy, communications, marketing and investor relations.

Certain Legal Proceedings

Mr. Rossiter currently serves, and has served, as the Company’s Chairman, Chief Executive Officer and President, as described above. In July 2009, the Company filed for bankruptcy protection as further described in this Report.

Mr. Clawson currently serves, and has served, as the president and chief executive officer of Hayes Lemmerz International, Inc. (“Hayes Lemmerz”), as described above. In May 2009, Hayes Lemmerz filed for bankruptcy protection.

Mr. Runkle held various executive-level positions at Delphi Corporation, as described above, until he retired in July 2005. Delphi Corporation filed for bankruptcy protection in October 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon our review of reports filed with the SEC and written representations that no other reports were required, we believe that all of our directors and executive officers complied with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 during 2009 with the following exception: the sale of common stock by Mr. Louis R. Salvatore on August 18, 2009 was inadvertently reported late on a Form 4 filed on September 10, 2009.

Code of Ethics

We have adopted a code of ethics that applies to our executive officers, including our Principal Executive Officer, our Principal Financial Officer and our Principal Accounting Officer. This code of ethics is entitled “Specific Provisions for Executive Officers” within our Code of Business Conduct and Ethics, which can be found on our website at http://www.lear.com. We will post any amendment to or waiver from the provisions of the Code of Business Conduct and Ethics that applies to the executive officers above on the same website and will provide it to shareholders free of charge upon written request by contacting Lear Corporation at 21557 Telegraph Road, Southfield, Michigan 48033, Attention: Investor Relations.

Director Nominee Process

There have been no material changes to the previously disclosed procedures by which the Company’s stockholders may recommend nominees to the Company’s Board of Directors, except that pursuant to the Plan, the Company’s current directors shall serve until the Company’s annual meeting of stockholders in 2011.

Audit Committee

The Company has a standing Audit Committee. Its members were Messrs. Larry W. McCurdy, James A. Stern, Henry D.G. Wallace and Richard F. Wallman until November 9, 2009. Since November 9, 2009 to the present, its members are Messrs. Capo, Foster, Smith and Wallace. Each of the members of the Audit Committee who served during 2009 was a non-employee director. Mr. Wallace served during all of 2009, and continues to serve, as the Chairman of the Audit Committee. The Board of Directors has determined that all of the members of the Audit Committee who served during 2009 are independent as defined in the listing standards of the NYSE and that all such persons are financially literate. In addition, with respect to the Audit Committee members prior to November 9, 2009, the Board of Directors has determined that Messrs. McCurdy, Wallace and Wallman were audit committee financial experts, as defined in Item 407(d) of Regulation S-K under the Securities Exchange Act of 1934, as amended. With respect to the committee members since November 9, 2009, the Board of Directors has determined that Messrs. Capo, Foster, Smith and Wallace are audit committee financial experts, as defined in Item 407(d) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

ITEM 11 —	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The following discusses the material elements of the compensation for our Chief Executive Officer, Chief Financial Officer and each of the other executive officers listed in the “2009 Summary Compensation Table” (collectively, the “Named Executive Officers”) during the year ended December 31, 2009. To assist in understanding compensation for 2009, we have included a discussion of our compensation policies and decisions for periods before and after 2009 where relevant. To avoid repetition, in the discussion that follows we make occasional cross-references to specific compensation data and terms for our Named Executive Officers contained in “Executive Compensation.” In addition, because we have a global team of managers, with senior managers in 35 countries, our compensation program is designed to provide some common standards throughout the Company and therefore much of what is discussed below applies to executives in general and is not limited specifically to our Named Executive Officers.

Executive Summary

In 2009, automotive industry conditions were, and continue to be, extremely challenging. These challenges and the economic recession in the United States and global economies have affected Lear’s business performance and, consequently, our executive compensation program. See “Business — Business of the Company — General” for additional information regarding industry conditions and our business. In addition, as described in this Report, on July 7, 2009, we and certain of our United States and Canadian subsidiaries filed voluntary petitions for relief under Chapter 11, and we emerged from Chapter 11 bankruptcy proceedings on November 9, 2009. We have taken steps to reduce operating costs and efficiently manage our business through these challenging conditions, including the Chapter 11 bankruptcy proceedings, and consequently, we have modified our executive compensation programs as well. The primary factors influencing our compensation programs in 2009 were a desire to reduce compensation costs, simplify our programs, and provide performance-based incentives for management to cause our swift emergence from Chapter 11 bankruptcy proceedings in order to minimize the possible loss of business and the degradation of value associated with uncertainty about our future. The results and modifications to our executive compensation programs in 2009 related to the industry environment and our Plan of Reorganization include the following:

•	No annual incentive was earned under the annual incentive compensation plan for 2009 performance as this plan was cancelled as part of our Plan of Reorganization.

•	We suspended the 2009 merit salary increase program.

•	In connection with our Plan of Reorganization, we cancelled the 2008 stock appreciation right awards for our Named Executive Officers and the second installment of the key employee retention plan scheduled to be paid in May 2010 to certain of our other executives.

•	With the approval of our key Chapter 11 stakeholders and the Bankruptcy Court, we adopted the Key Management Incentive Plan (“KMIP”) for our senior executives, including our Named Executive Officers, to provide incentive opportunities payable upon our successful emergence from bankruptcy within the deadline set by the plan and our attainment of quarterly operating performance goals. We also established the Valued Employee Program (“VEP”) to provide quarterly incentive opportunities for certain of our other key executives and employees during our restructuring.

•	On November 9, 2009, we successfully emerged from Chapter 11 bankruptcy proceedings, approximately four months after filing petitions for bankruptcy protection under Chapter 11. By swiftly and efficiently completing our financial restructuring, we were able to minimize disruptions to our business operations and minimize reputational harm with our customers. In fact, we maintained strong relationships with our customers and expanded our business during the period, thus enhancing the value of the Company. KMIP participants earned incentive payments upon our emergence from bankruptcy within the plan deadline and by achieving certain quarterly financial goals. VEP participants earned two full quarterly awards.

•	All equity awards, performance awards and all shares of our common stock outstanding immediately prior to our emergence from Chapter 11 bankruptcy proceedings were cancelled upon emergence.

•	The cancelled equity awards included the restricted stock units and stock appreciation rights under our management stock purchase program (MSPP), resulting in the forfeiture and loss of a significant amount of executive deferred income (over $1.3 million total for our Named Executive Officers resulting from deferrals made in 2007 and 2008).

•	A new equity incentive plan and annual incentive plan were approved by our Chapter 11 stakeholders and the Bankruptcy Court as part of our Plan of Reorganization.

•	Executives, including our Named Executive Officers, received new grants of restricted stock units upon our successful emergence from Chapter 11 bankruptcy proceedings.

As we move forward after our financial restructuring and as the challenging industry and economic conditions continue, we will continue to monitor our executive compensation programs and consider appropriate modifications that will allow us to achieve our compensation program objectives.

Executive Compensation Philosophy and Objectives

The objectives of our compensation policies are to:

•	optimize profitability and growth;

•	link the interests of management with those of stockholders;

•	align management’s compensation mix with our business strategy and compensation philosophy;

•	provide management with incentives for excellence in individual performance;

•	maintain a strong link between executive pay and performance;

•	promote teamwork within our group of global managers (the “one Lear” concept); and

•	attract and retain the best available executive talent.

To achieve these objectives, we believe that the total compensation program for executive officers should consist of the following:

•	base salary;

•	annual incentives;

•	long-term incentives;

•	retirement plan benefits;

•	certain health, welfare and other benefits; and

•	termination/change in control benefits.

The Compensation Committee routinely reviews the elements noted above, which are designed to both attract and retain executives while also providing proper incentives for performance. In general, the Compensation Committee monitors compensation levels ensuring that a higher proportion of an executive’s total compensation is awarded in the form of variable components (dependent on individual and Company performance) as the executive’s responsibilities increase. The Compensation Committee selects the specific form of compensation within each of the above-referenced elements based on competitive industry practices, the cost to the Company versus the benefit provided to the recipient, the impact of accounting and tax rules and other relevant factors. Fundamentally, we target the amounts of each element of our executive compensation program to the market median but allow for compensation to be earned above the median based on commensurate individual and Company performance.

Benchmarking

General

To ensure that our executive compensation is competitive in the marketplace, we have historically benchmarked ourselves against two comparator groups of companies. However, pay benchmarking is only one of several factors considered in setting target pay and incentive levels. In 2008, we reviewed a comprehensive survey of these companies which was prepared by Towers Perrin (now known as Towers Watson and referred to as “Towers” throughout this Report), the Compensation Committee’s independent consultant. This comprehensive survey is generally compiled every two years. After the culmination of our financial restructuring, the Compensation Committee commissioned Towers to conduct another comprehensive survey within our traditional comparator groups in late 2009. Our two comparator groups have been as follows: one consisting of Tier 1 automotive suppliers and one consisting of a broad range of industrial companies (including these same automotive suppliers). For 2008, this larger group consisted of approximately 40 companies (listed below). Although this group is generally consistent in its composition from year to year, companies may be added or removed from the list based on their willingness to participate in annual executive compensation surveys or based on significant business changes such as mergers, acquisitions or bankruptcies.

The Compensation Committee has historically targeted base salaries, annual incentive awards, long-term incentive awards and total direct compensation of our senior executives at the median of these comparator groups with a potential for compensation above that level in return for superior performance. However, this percentile is only a target and actual compensation is dependent on various factors. These factors include external business conditions, the Company’s actual financial performance, an individual executive’s performance, and achievement of specified management objectives. Overall performance may result in actual compensation levels that are more or less than the target. We believe that the broad industrial comparator group listed below is more representative of the market in which we compete for executive talent. We believe it is appropriate to include companies outside of the automotive supplier industry in our comparator group because we are seeking the best executive talent available and many of our executives possess transferable skills. The broad industrial group also provides more robust and position-specific data than the automotive supplier group and reduces the volatility, or year-over-year change, in the position-specific market data.

The comparator groups for the 2008 comprehensive survey are shown in the table below:

	Broad	Automotive		Broad	Automotive
Company	Industrial	Supplier	Company	Industrial	Supplier

• Alcoa	X		• Masco	X
• Ball Corporation	X		• Motorola	X
• Boeing	X		• Navistar International	X	X
• Caterpillar	X		• Northrop Grumman	X
• Cooper Tire & Rubber	X	X	• Oshkosh Truck	X
• Corning	X		• Parker Hannifin	X
• Dana Holding Corp	X	X	• PPG Industries	X	X
• Eaton Corporation	X	X	• Raytheon	X
• Emerson Electric	X		• Rockwell Automation	X
• Federal-Mogul	X	X	• Rockwell Collins	X
• General Dynamics	X		• Schlumberger	X
• Goodrich	X		• Terex	X
• Goodyear Tire & Rubber	X	X	• Textron	X
• Harley-Davidson	X		• Timken Co.	X
• Hayes Lemmerz	X	X	• TRW Automotive	X	X
• Honeywell	X		• United States Steel	X
• ITT Corporation	X		• United Technologies	X
• Johnson Controls	X	X	• USG	X
• Lafarge North America	X		• Visteon	X	X
• Lockheed Martin	X		• Whirlpool	X

The Towers 2008 comprehensive survey showed that, within the automotive supplier comparator group, the base salaries and target total cash compensation (base salary and target annual incentive opportunity) of our executive officers were, on average, competitive. However, the average annualized expected value of our long-term incentive awards for executive officers remained below the market median within the automotive supplier group. Relative to the median pay levels in the broad industrial comparator group, base salaries and target total cash compensation levels of our executive officers were, on average, competitive, but target total direct compensation levels were significantly below the competitive range. This relative positioning in target total direct compensation of our executives within the broad industrial group has been due to the average expected value of our targeted long-term incentive awards historically being significantly below the market median.

Total Compensation Review

The Compensation Committee regularly reviews materials setting forth the various components of the compensation for our Named Executive Officers. These materials include a specific review of dollar amounts for salary, annual incentive, long-term incentive compensation, equity award and individual holdings, and, with respect to our qualified and non-qualified executive retirement plans, outstanding balances and the actual projected payout obligations. These materials also contain potential payment obligations under our executive employment agreements, including an analysis of the resulting impact created by a change in control of the Company. The Compensation Committee is committed to reviewing total compensation summaries or tally sheets for our executive officers on an annual basis.

Role of Executive Officers in Setting Compensation Levels

Our human resources executives and staff support the Compensation Committee in its work. These members of management work with compensation consultants, whose engagements have been approved by the Compensation Committee, and with accountants, legal counsel and other advisors, as necessary, to implement the Compensation Committee’s decisions, to monitor evolving competitive practices and to make compensation recommendations to the Compensation Committee. Our human resources management develops specific compensation proposals, which are first reviewed by senior management and then presented to the Compensation Committee and Towers, its independent compensation consultant. The Compensation Committee has final authority to approve, modify or reject the recommendations and to make its decisions in executive session. Mr. Rossiter, our Chief Executive Officer, generally does not attend meetings of the Compensation Committee, and if he does attend, he may provide input with respect to compensation of the executive officers (other than himself) but is otherwise not involved in decisions of the Compensation Committee affecting the compensation of our executive officers. While our Chief Financial Officer, General Counsel, Senior Vice President of Human Resources and other members of our human resources management attend such meetings to provide information and present material to the Compensation Committee and answer related questions, they are not involved in decisions of the Compensation Committee affecting the compensation of our executive officers. The Compensation Committee typically meets in executive session (without management present) after each of its regularly scheduled meetings to discuss and make executive compensation decisions.

Discretion of Compensation Committee

The Compensation Committee generally has the discretion to make awards under our incentive plans to our executive officers, including the Named Executive Officers. The Compensation Committee did not exercise discretion in 2009 to increase or reduce the size of any award or to award compensation when a performance goal was not achieved. Under the terms of Lear’s annual incentive compensation plan (cash incentive plan) and other performance awards, the Compensation Committee may exercise negative discretion to reduce awards.

Our Chapter 11 Bankruptcy Restructuring — Approval of Compensation

The key components of our executive compensation program during the Chapter 11 bankruptcy proceedings were approved as part of our Plan of Reorganization by the Bankruptcy Court and by our creditors. The terms and amounts of awards under the Key Management Incentive Plan and emergence grants of restricted stock units under the 2009 Long-Term Stock Incentive Plan were developed with assistance from the Compensation Committee’s compensation consultant and negotiated with close involvement and input from our key Chapter 11 stakeholders, and were subject to such stakeholders’ and the Bankruptcy Court’s approval.

Elements of Compensation

As identified above, the elements of our executive compensation program consist of a base salary, annual incentives, long-term incentives, retirement plan benefits, termination/change in control benefits, and certain health, welfare and other benefits. A discussion of each of these elements of compensation follows.

Base Salary

Base salaries are paid to our executive officers as a foundational element in order to provide a steady stream of current income. Base salary is also used as a measure for other elements of our compensation program. For example, annual incentive targets in 2009 were set as a percentage of base salary (from 70% to 150% for our Named Executive Officers). In addition, those executives who had in the past received annual performance share grants were awarded a target amount of performance shares equal to a percentage of their base salary. Because the amount of base salary can establish the range of potential compensation for other elements, we take special care in establishing a base salary that is competitive and at a level commensurate with an executive’s experience, performance and job responsibilities.

Base salaries for our executive officers are targeted around the median level for comparable positions within our comparator groups. On an annual basis, we review respective responsibilities, individual performance, Lear’s business performance and base salary levels for senior executives at companies within our comparator groups. Base salaries for our executive officers are established at levels considered appropriate in light of the duties and scope of responsibilities of each officer’s position. In this regard, the Compensation Committee also considers the compensation practices and financial performance of companies within the comparator groups. Our Compensation Committee uses this data as a factor in determining whether, and the extent to which, it will approve an annual merit salary increase for each of our executive officers. Merit increases in base salary for our senior executives, which generally are considered in May of each year, are also determined by the results of the Board’s annual leadership review. At this review, Mr. Rossiter assesses the performance of our top executives and presents his perspectives to our Board. Mr. Rossiter’s base salary and total compensation are reviewed by the Compensation Committee following the annual CEO performance review. Generally in February of each year, the CEO provides to the Compensation Committee his goals and objectives for the upcoming year, and thereafter, the Compensation Committee evaluates his performance for the prior year against the prior year’s goals and objectives.

As mentioned above, we suspended our annual salary merit review for 2009. Accordingly, no increases were made to the annual base salaries of our Named Executive Officers, other than with respect to Mr. Larkin, whose base salary was increased from $515,000 to $640,000 effective May 1, 2009 to reflect his assumption of additional duties and a realigned reporting relationship directly to Mr. Rossiter.

2009 Incentive Programs — Prior to Chapter 11

Annual Incentives

Prior to our Chapter 11 reorganization, our executive officers participated in the Annual Incentive Compensation Plan, which was approved by stockholders in 2005. Under this plan, the Compensation Committee provides annual cash incentive award opportunities designed to reward successful financial performance and the achievement of goals considered important to Lear’s future success. Awards, if earned, are typically made in the first quarter of each year based on our performance achieved in the prior fiscal year. The 2009 award opportunities and the Annual Incentive Compensation Plan were cancelled in connection with our Plan of Reorganization.

Target Annual Incentive.  Each Named Executive Officer was assigned an annual target opportunity under the Annual Incentive Compensation Plan expressed as a percentage of such officer’s base salary. An executive’s target annual incentive percentage generally increases as his or her ability to affect the Company’s performance increases. Consequently, as an executive’s responsibilities increase, his variable compensation in the form of an annual incentive, which is dependent on Company performance, generally makes up a larger portion of the executive’s total compensation.

The target opportunities in 2009 were 150% of base salary for Mr. Rossiter and 70% of base salary for each of Messrs. Simoncini, Scott, Salvatore and Larkin. The Compensation Committee had last assessed the competitiveness of the annual incentive targets in 2008, with the assistance of its compensation consultant, and found that they were competitive within the two comparator groups described above.

Measures.  The target opportunity for 2009 performance was based 50% on the achievement of certain levels of free cash flow and 50% on the achievement of certain levels of operating income, excluding special items. These measures were used because they are highly visible and important measures of operating performance, relied upon by investors and analysts in evaluating our operating performance. The 2009 budgeted threshold, target and maximum levels of these measures were set at $60 million, $150 million and $210 million, respectively, for operating income, excluding special items, and $(350) million, $(287) million and $(245) million, respectively, for free cash flow. In connection with our Chapter 11 bankruptcy restructuring, the Annual Incentive Compensation Plan and the 2009 Executive Annual Incentive Program were cancelled and no payments were made thereunder. Beginning in 2010, we will provide an annual incentive opportunity to our executives under the Annual Incentive Plan, which was approved by our creditors and the Bankruptcy Court upon our emergence from bankruptcy. The terms of the Annual Incentive Plan are materially consistent with those of the Annual Incentive Compensation Plan.

Long-Term Incentives

The long-term incentive component of our executive compensation program is designed to provide our senior management with substantial at-risk components, to drive superior longer-term performance and to align the interests of our senior management with those of our stockholders. To achieve these goals, we have traditionally adopted a “portfolio” approach that recognizes the strengths and weaknesses that various forms of long-term incentives provide.

In light of industry conditions, we had significantly cut back our practice of an annual grant of long-term incentive awards beginning in November 2008. Again in early 2009, the Compensation Committee confirmed the approach of foregoing any long-term incentive grants until the industry conditions and Lear’s condition stabilized.

Chapter 11 Reorganization — Incentive Programs

In connection with our Plan of Reorganization, pursuant to which our Annual Incentive Compensation Plan and all outstanding long-term incentive plans and awards were cancelled and forfeited, we adopted the Key Management Incentive Plan and, as a long-term incentive, granted restricted stock units to our Named Executive Officers and other executives upon our emergence from bankruptcy.

Key Management Incentive Plan

In connection with our Chapter 11 filing and with input from Towers, the Compensation Committee’s compensation consultant, and outside legal counsel, we established the Key Management Incentive Plan (KMIP). The KMIP was a one-time, bankruptcy-specific incentive plan structured to incentivize certain of our executives, including our Named Executive Officers, to cause the Company to meet quarterly operating performance goals while in bankruptcy and to emerge from Chapter 11 as expeditiously as possible. Our key stakeholders (the official committee of unsecured creditors and a majority of our prepetition secured lenders and noteholders) recognized the need for an expeditious exit from Chapter 11 to preserve Lear’s overall enterprise value and to avoid new business holds and a possible resourcing of existing business. Accordingly, our key stakeholders approved the KMIP to incentivize the management team to swiftly emerge from Chapter 11 and effectuate value-enhancing operating intiatives. The terms of the KMIP were also approved by the Bankruptcy Court.

KMIP Terms.  Awards under the KMIP could be earned based on achievement of (a) certain Chapter 11 milestones within an established timeframe (75% of total award opportunity) (the “Milestone Awards”) and (b) certain quarterly financial performance targets (up to 25% of total award opportunity (6.25% per quarter)) (the “Financial Performance Awards”). Payment of any earned Milestone Awards and Financial Performance Awards would occur upon the effective date of our Plan of Reorganization; provided, that the payment of any such amounts to Mr. Rossiter would occur 50% upon the effective date of our Plan of Reorganization and 50% one year after such effective date. The total target opportunities for our Named Executive Officers under the KMIP, as a percentage of base salary, were as follows: 500% for Mr. Rossiter; and 270% for each of Messrs. Simoncini, Scott, Salvatore and Larkin. These target amounts were established to represent a combination of 2009 annual and long-term incentive target award opportunities, based in part on 2008 data regarding targeted amounts of such awards at the broad industrial comparator companies described above.

Under the Milestone Awards, 15% of the award opportunity was to be earned if an order confirming the Plan of Reorganization was obtained within 270 days of the filing of the Chapter 11 petitions (by April 3, 2010), and 60% of the award opportunity was to be earned if the effective date of the Plan of Reorganization occurred within 300 days of the filing of the Chapter 11 petitions (by May 3, 2010). The Milestone Awards were inherently performance-based because successful emergence from Chapter 11 required achievement of certain embedded financial goals reflected in requirements for confirmation of the Plan of Reorganization and obtaining the financing necessary for emergence. Our key stakeholders recognized that failure to meet the Milestone Award goals would necessarily result in significant loss of value of the enterprise.

Under the Financial Performance Awards, up to 25% of the total award opportunity was to be earned upon achievement of quarterly adjusted operating earnings targets (6.25% per quarter) beginning with the 3rd quarter of 2009 and prorated for any quarter in which the effective date of the Plan of Reorganization occurred. The adjusted operating earnings targets for the 3rd and 4th quarter of 2009 were $(28) million and $2 million, respectively. These operating targets were consistent with Lear’s long range plan agreed to by the key stakeholders. Financial Performance Awards could not be earned for any period after the effective date of the Plan of Reorganization. Payouts based on the adjusted operating earnings targets could range from 50% of the target up to 140% of the target for the particular quarter based on actual results. No payments were to made under either the Milestone Awards or Financial Performance Awards until successful emergence from Chapter 11.

Results and KMIP Payout.  By obtaining an order confirming our Plan of Reorganization on November 5, 2009 and effectuating our Plan of Reorganization on November 9, 2009, our management team successfully met the Milestone Award deadlines and earned such awards. In addition, our adjusted operating earnings results for the 3rd quarter of $111 million, and for the 4th quarter of $116 million, resulted in payments to participants of 140% and a pro-rated 100% of the targeted Financial Performance Awards for the 3rd and 4th quarters, respectively. Final KMIP amounts earned by our Named Executive Officers were: $5,404,375 for Mr. Rossiter (half of which was paid upon emergence, and half of which will be paid on November 9, 2010); and $1,494,202 for each of Messrs. Simoncini, Scott, Salvatore and Larkin.

Chapter 11 — Long-Term Incentives

Upon effectiveness of our Plan of Reorganization, all then-outstanding shares of our common stock were cancelled for no value, as were our prior equity incentive plan and all equity-based awards and performance awards thereunder. Upon emergence from Chapter 11, we established a new equity incentive plan (the Lear Corporation 2009 Long-Term Stock Incentive Plan (LTSIP)), which was approved by our key Chapter 11 stakeholders and the Bankruptcy Court. The LTSIP offers the same menu of awards for future grants to executives as existed under our former plan. Up to 5,907,874 shares of our common stock may be issued pursuant to awards under the LTSIP. The size of this share reserve (approximately 10% of total Lear equity outstanding) was developed with assistance from Towers based on a review of equity plan practices at several public companies that had successfully emerged from bankruptcy and was approved by our key stakeholders and the Bankruptcy Court.

Chapter 11 Restricted Stock Unit Awards.  Pursuant to the Plan of Reorganization, approximately 25% of the shares under our LTSIP were designated for initial awards to executives and employees to be granted upon our emergence from Chapter 11. Of the total grant, approximately 18% was allocated to Mr. Rossiter and approximately 4.7% was allocated to each of our other Named Executive Officers. These amounts, approved by our key stakeholders and the Bankruptcy Court, were determined, among other reasons, based on a desire of our key Chapter 11 stakeholders to retain key executives and restore their equity awards from 2006 to 2008 that were cancelled for no value in connection with our Plan of Reorganization. As a result, our Named Executive Officers received grants of restricted stock units on November 9, 2009 in the following amounts: 276,495 to Mr. Rossiter; and 71,661 to each of Messrs. Simoncini, Scott, Salvatore and Larkin. Mr. Rossiter’s award vests monthly over a 36-month period and the other awards vest in three equal installments on the first three anniversaries of the grant date. The awards vest in full upon a change in control or an executive’s termination of employment for death or disability, termination by the Company other than for cause or a termination by the executive for good reason.

Management Stock Ownership Guidelines

The Compensation Committee had historically implemented stock ownership guidelines providing that our officers achieve, within five years of reaching officer status, specified stock ownership levels, based on a multiple of such officer’s base salary. In 2007, the Compensation Committee modified the guidelines to provide for specified share or share-equivalent ownership levels rather than a value of share ownership based on a multiple of an executive’s base salary. This change mitigates the effect of stock price volatility and retains, as a fundamental objective, significant stock ownership by senior management. The stock ownership guidelines were intended to create a strong link between our long-term success and the ultimate compensation of our officers. Compliance with the guidelines is determined in January of each year. If an executive does not comply with the guidelines (which are subject to certain transition rules), the Company may pay up to 50% of his annual incentive award in the form of restricted stock until he is in compliance. The stock ownership levels which must be achieved by our senior officers within the five-year period (subject to certain transition rules) are as follows:

Required Share
Position	Ownership Level

Chief Executive Officer	125,000 shares
Senior Vice Presidents	35,000 shares
Vice Presidents	15,000 shares

As a result of our Chapter 11 restructuring, all of our existing shares outstanding, including those owned by our senior officers, were cancelled and, as noted above, all equity awards and performance awards granted under our prior incentive compensation plans also were cancelled. Following our Chapter 11 restructuring, current executives will be given five years to comply with the stock ownership guidelines. Share ownership targets for officers reaching age 60 are reduced by 10% annually through age 65.

Management Stock Purchase Plan (MSPP)

To further its goal of aligning the interests of officers and key employees with those of our stockholders, the Compensation Committee had historically permitted our Named Executive Officers and certain other management personnel to participate in the MSPP. The program had been part of the Long-Term Stock Incentive Plan and, in 2008, there were approximately 240 eligible participants. In late 2008, we suspended participation in the MSPP for 2009 because our lower stock price would have resulted in increased share utilization for each dollar deferred under the MSPP, and we had limited share availability under our equity incentive plan. Under the MSPP, members of management had been able to elect to defer a portion of their base salary and/or annual incentive payments and receive RSUs credited at a discount to the fair market value of our common stock. The RSUs credited under the MSPP did not vest until the third anniversary of their grant and during the vesting period could not be exercised or liquidated.

In August 2008, the Compensation Committee approved an amendment and supplement to existing award agreements under the MSPP to provide eligible participants with additional deferral options under the existing MSPP deferrals made in 2006, 2007 and 2008. These additional alternatives included a notional cash account that accrued interest (at a rate set on January 1st of each year based on the average of the 10-year Treasury note rates reported on the first business day of the four preceding calendar quarters) (“Notional Cash Account”) and a cash-settled SAR. Participants were offered a one-time opportunity to reallocate up to 50% of their existing deferral from RSUs into one or both of the other investment alternatives.

In connection with our Plan of Reorganization, all outstanding equity awards under the MSPP were cancelled for no value. Accordingly, participants in the MSPP, who had elected to invest their personal wealth in Company stock for a significant period of time, lost all of their deferred income other than amounts allocated to the Notional Cash Account.

Equity Award Policy

We do not time the grant of equity awards in coordination with the release of material non-public information. Our equity awards are generally approved and effective on the dates of our regularly scheduled Compensation Committee meetings. In 2006, the Compensation Committee approved and formalized our equity award policy. It provides that the effective grant date of equity awards must be either the date of Compensation Committee or other committee approval or some future date specifically identified in such approval. The exercise price of stock options and grant price of SARs shall be the closing market price of our common stock on the grant date. The Compensation Committee must approve all awards to our executive officers. An aggregate award pool to non-executive officers may be approved by the Compensation Committee and allocated to individuals by a committee consisting of the CEO and the Chairman of the Compensation Committee.

Retirement Plan Benefits

Our Named Executive Officers participate in our retirement savings plan, qualified pension plan, pension equalization plan and supplemental savings plan. The general terms of these plans and formulas for calculating benefits thereunder are summarized following the 2009 Summary Compensation table, 2009 Pension Benefits table and 2009 Nonqualified Deferred Compensation table, respectively, in “Executive Compensation.” These benefits provide rewards for long-term service to the Company and an income source in an executive’s post-employment years. In 2006, we elected to freeze our salaried defined benefit pension plan effective December 31, 2006 and established a new Pension Savings Plan component under the defined contribution retirement plan effective January 1, 2007 (and a corresponding non-qualified benefit component). This action also resulted in the freeze of benefit accruals under the Lear Corporation Pension Equalization Program and a related portion of the Lear Corporation Executive Supplemental Savings Plan (n/k/a the PSP Excess Plan) (collectively, the “SERP”).

In making this transition, we considered that from a financial perspective the volatility of the market makes the costs associated with funding a defined benefit plan increasingly unpredictable. In contrast, the more predictable cost structure of a defined contribution plan makes it easier to effectively budget and manage plan expenses. In general, our pension and retirement benefits have been competitive with those of other companies in our comparator groups, assuming executives retire at the normal retirement age of 65. Our plans do not provide for enhanced credits or benefits upon early retirement.

In December 2007, the Compensation Committee approved further amendments to the SERP to (i) comply with changes in the tax laws (pursuant to Section 409A of the Internal Revenue Code of 1986, as amended) governing the permitted timing of distributions from non-qualified deferred compensation plans such as the SERP and (ii) provide for the payment of vested benefits to SERP participants in equal installments over a 5-year period beginning at age 60. For an active participant eligible to receive benefits, after-tax amounts that would otherwise be payable are used to fund a third party annuity or other investment vehicle. In such event, the participant will not have access to the invested funds or receive any cash payments until he retires or otherwise terminates employment with the Company. Under these SERP amendments, all distributions under the SERP will be completed within five years after the last participant vests or turns age 60, whichever is later. In approving these amendments to the SERP, the Compensation Committee recognized the value of funding pension benefits accumulated by participants over long tenures of service, while stipulating that in-service distribution and withdrawal of retirement assets be prohibited.

As described above, we also elected to wind down our non-qualified deferred compensation program under the Executive Supplemental Savings Plan (n/k/a the PSP Excess Plan) (the “ESSP”). This program had traditionally been a low-cost vehicle under which executives could defer salary and annual incentive payments above limits prescribed by the IRS and earn a fixed rate of interest. In recent years the program’s popularity had decreased (due in part to the lack of diverse investment alternatives) and the increased burdens (and costs) of administering the program under the new IRS deferred compensation regulations made the program more costly. In addition, the ability to defer base salary and annual incentive payments at a fixed interest rate was added to the revised MSPP program (which was suspended for 2009 and subsequently discontinued), thereby rendering that portion of the ESSP redundant. The amendment that wound down that portion of the ESSP (i) terminated future elective deferrals of salary and annual incentive payments as well as Company matching contributions, (ii) voided deferral elections made in 2007 with respect to annual incentives payable in 2009 (though no amounts were ultimately paid based on 2008 performance), and (iii) provided for the distribution of participants’ balances of all elective deferrals and Company matching contributions in a lump sum. Participants with balances of less than $50,000 received a distribution in January 2009. Each participant with a balance exceeding $50,000 received a distribution in January 2009 if they agreed to a 10% reduction in the amount to which such participant would otherwise be entitled, and if a participant chose not to agree to the reduction, such participant received a distribution of the unreduced amount in January 2010.

Termination/Change in Control Benefits

As described in detail and quantified in “Executive Compensation — Potential Payments Upon Termination or Change in Control”, our Named Executive Officers receive certain benefits under their employment agreements upon certain termination of employment events, including a termination following a change in control of the Company. They also receive, as do all employees who hold equity awards, accelerated or pro-rata vesting of equity awards upon a change in control of the Company. These benefits are intended to ensure that members of senior management are not influenced by their personal situations and are able to be objective in evaluating a potential change in control transaction. In addition, the benefits associated with early vesting of equity awards protect employees in the event of a change in control and ensure an orderly transition of leadership. In March 2005, the Compensation Committee, in connection with its review of our executive severance program, approved amendments to the employment agreements for our senior executives that reduced severance benefits by one-third. In June 2009, in connection with our Chapter 11 filing, we entered into revised employment terms with our Named Executive Officers and other executives that are materially consistent with those of the prior agreements. The Compensation Committee regularly reviews termination and change in control benefits and continues to believe that the severance benefits in connection with certain terminations of employment and the accelerated equity award vesting upon a change in control constitute reasonable levels of protection for our executives.

Health, Welfare and Certain Other Benefits

To remain competitive in the market for a high-caliber management team, Lear provides its executive officers, including our Chief Executive Officer, with health, welfare and other fringe benefits. The Estate Preservation Plan, in which certain of our senior executives participate, provides the beneficiaries of a participant with death benefits that may be used to pay estate taxes on inherited common stock. In addition, in the past we had provided certain perquisites, including financial counseling services, reimbursement of country club membership dues, the use of a company automobile and limited personal use of the corporate aircraft. In certain instances, the Company had also provided tax gross-up payments for the imputed income associated with such perquisites. Beginning in 2006, for our Named Executive Officers we transitioned from the provision of individual perquisites toward the provision to each executive of an aggregate annual perquisite allowance. This gives executives the ability to choose the form of benefit and eliminates our cost of administering the perquisites program. We also permit limited personal use of the corporate aircraft by our most senior executives. In addition, in limited circumstances we will pay or reimburse certain senior executives for initiation fees related to social club and country club memberships, provided that the executive must repay the fees (with the amount reduced by 20% per elapsed year) to the Company if he is terminated for cause or voluntarily terminates employment within five years of such payment or reimbursement. For additional information regarding perquisites, please see “Executive Compensation — 2009 Summary Compensation Table” and notes 6, 8 and 9 to the 2009 Summary Compensation Table.

Chief Executive Officer Compensation

As described above, base salaries for our executive officers are established at levels considered appropriate in light of the duties and scope of responsibilities of each officer’s position. In this regard, the Compensation Committee also considers the compensation practices and financial performance of companies within the comparator groups. Our Compensation Committee uses this data as a factor in determining whether, and the extent to which, it will approve an annual merit salary increase for each of our executive officers. Mr. Rossiter’s base salary and total compensation are reviewed by the Compensation Committee following the annual CEO performance review. Generally in February of each year, the CEO provides to the Compensation Committee his goals and objectives for the upcoming year and thereafter the Compensation Committee evaluates his performance for the prior year against the prior year’s goals and objectives.

Mr. Rossiter did not receive an increase in his base salary in 2009. In connection with the negotiation of his new employment agreement in November 2007, Mr. Rossiter’s annual base salary was increased to $1,250,000 from $1,100,000. Mr. Rossiter’s base salary was increased to reflect his increased role in assuming direct oversight of our global business units and his additional position of President, each in August 2007. Mr. Rossiter’s base salary had last been increased in December 2004 by the Compensation Committee to $1,100,000 from $1,000,000. In addition to Mr. Rossiter assuming increased responsibilities, the Compensation Committee considered that Mr. Rossiter had declined any increase in salary for the past several years and that his salary as compared to chief executive officers of comparator group companies was no longer competitive nor commensurate with his responsibilities and contributions.

Mr. Rossiter’s target annual incentive award for 2009 was 150% of his base salary, but, as described above, no annual incentive payments were earned under this plan for 2009 performance because the annual incentive compensation plan was cancelled as part of our Plan of Reorganization. An executive’s target annual incentive percentage generally increases as his ability to affect the Company’s performance increases. Consequently, as an executive’s responsibilities increase, his variable compensation in the form of an annual incentive award, which is dependent on Company performance, generally makes up a larger portion of the executive’s total compensation. Accordingly, Mr. Rossiter received a larger KMIP award opportunity and RSU award than the other Named Executive Officers as described above. Mr. Rossiter’s opportunities and awards were larger because his ability to influence the performance of the Company is greater and our key Chapter 11 stakeholders believed that his incentive-based compensation opportunity should reflect his leadership role in ensuring our successful emergence from Chapter 11. Mr. Rossiter’s KMIP award (unlike those of the other Named Executive Officers) provides for payment of 50% upon the effective date of our Plan of Reorganization and 50% payable on the first anniversary of our emergence from Chapter 11. Mr. Rossiter’s emergence award of RSUs vests monthly over a 36-month period and the accelerated vesting of such RSUs upon a retirement after age 55 with 10 years of service — a benefit that he had under prior pre-Chapter 11 awards — is now subject to the concurrence of the Board of Directors.

Mr. Rossiter has traditionally received a lower portion of his total compensation in the form of fixed amounts like base salary relative to our other executives in order to link more closely his compensation to the performance of the Company. Additionally, Mr. Rossiter’s required stock ownership level has been and continues to be greater than that of our other executives under the Stock Ownership Guidelines.

Clawback Policy

Lear does not have a formal policy, beyond the requirements of Section 304 of the Sarbanes-Oxley Act of 2002, regarding the adjustment or recovery of awards or payments if the relevant performance measures upon which they are based are restated or otherwise adjusted in a manner that would reduce the size of the award.

Tax Treatment of Executive Compensation

One of the factors the Compensation Committee considers when determining compensation is the anticipated tax treatment to Lear and to the executives of the various payments and benefits. Section 162(m) of the Internal Revenue Code applies to Lear by limiting the deductibility of non-performance based compensation in excess of $1,000,000 paid to the Chief Executive Officer (or an individual acting in such a capacity), and the three next highest compensated officers other than the Chief Financial Officer (or an individual acting in such a capacity) appearing in the 2009 Summary Compensation Table. The Compensation Committee generally considers this limit when determining compensation; however, there are instances where the Compensation Committee has concluded, and may conclude in the future, that it is appropriate to exceed the limitation on deductibility under Section 162(m) to ensure that executive officers are compensated in a manner that it believes to be consistent with the Company’s best interests and those of its stockholders. For example, as described above, in 2007 the Compensation Committee chose to increase Mr. Rossiter’s salary to $1,250,000 from $1,100,000, thereby making an additional $150,000 of it non-deductible to the Company. In making this decision, the Compensation Committee weighed the cost of this non-deductible compensation against the benefit of awarding competitive compensation to our Chief Executive Officer.

The Company has taken actions to both amend its plans and to operate its plans in compliance with the requirements of Internal Revenue Code Section 409A. Under Section 409A, amounts deferred by or on behalf of an executive officer under a nonqualified deferred compensation plan (such as the Pension Equalization Program or PSP Excess Plan) may be included in gross income when deferred and subject to a 20% additional federal tax plus additional interest, unless the plan complies with certain requirements related to the timing of deferral election and distribution decisions. Stock appreciation rights and stock options may be exempt from Section 409A if the right satisfies certain requirements (i.e., the grant price is not less than the fair market value on the grant date, the number of shares subject to right is fixed on the grant date, and there is no deferral feature beyond exercise). We administer the Pension Equalization Program, PSP Excess Plan, and other applicable plans and awards consistent with Section 409A requirements.

Impact of Accounting Treatment

We have generally considered the accounting treatment of various forms of awards in determining the components of our overall compensation program. For example, we have generally sought to grant stock-settled equity awards to executives, which receive fixed accounting treatment, as opposed to cash-settled equity awards, which receive variable accounting treatment. We intend to continue to evaluate these factors in the future.

2010 Awards and Actions

As mentioned above, the Compensation Committee commissioned Towers to conduct a comprehensive survey within our broad inudstrial comparator group in December 2009. The broad industrial comparator group for 2010 includes 42 companies (including 93% of the companies from the prior year’s group). The following three companies were removed from the prior comparator group because they no longer met the selection criteria (listed below): Timken Company; Corning Inc.; and Lafarge North America. In addition, the following five companies that met the selection criteria (participant in the Towers’ database, publicly-traded, generally headquartered in the U.S. with international operations, and durable goods manufacturer, including automotive suppliers) were added to the comparator group: 3M Company; ArvinMeritor; Deere & Company; Ingersoll-Rand Plc; and SPX Corp.

This Towers survey showed that our base salaries remain competitive within the median of the broad industrial and automotive comparator groups, but that 2009 target annual incentive award levels lag below the median level of the broad industrial comparator group. For 2010, the target annual incentive opportunity for each of Messrs. Simoncini, Scott, Salvatore and Larkin has been increased from 70% to 80% of base salary to approximate the median annual incentive opportunity within our industrial comparator group. In addition, if threshold, target or maximum adjusted operating income and free cash flow goals are attained in 2010, 75%, 100% or 200% of the target incentive amount for each executive, respectively, may be earned (subject to an overall limit of 250% of base salary under our Annual Incentive Plan). The survey also shows that targeted long-term incentive award levels (last issued in 2007) continue to remain well below the broad industrial comparator group median, as they did in the 2008 survey.

On February 12, 2010, the Compensation Committee approved the 2010 long-term incentive program, pursuant to which awards consisting of RSUs and cash-settled performance units (“Performance Units”) were granted under the 2009 LTSIP to certain officers and key employees, including to the Named Executive Officers. These awards were generally structured such that recipients received 25% of the total award value in the form of RSUs and the remaining 75% in Performance Units. Consistent with our objective of attracting and retaining the best available executive talent, the total potential target award for each Named Executive Officer was set to approximate the median long-term incentive level within our broad industrial comparator group.

Mr. Rossiter received 17,780 RSUs and a target Performance Unit award of $3,750,000, and each of Messrs. Simoncini, Scott, Salvatore and Larkin received 5,234 RSUs and a target Performance Unit award of $1,104,000. The RSUs vest and are paid in shares of common stock on the third anniversary of the grant date and are otherwise on terms similar to the Company’s standard RSU terms and conditions. Payment of each Performance Unit award is contingent on the Company attaining certain levels of performance in the three performance periods (1-year period for 2010, 2-year period for 2010-2011, and 3-year period for 2010-2012). For 2010, performance will be measured based on the Company’s adjusted return on invested capital (ROIC), and performance measures for the remaining periods will be determined by the Compensation Committee in its discretion at a future date. Twenty-five percent (25%) of the Performance Unit award may be earned for each of the 1-year and 2-year periods, and fifty percent (50%) of the award may be earned for the 3-year period. If threshold, target or maximum performance goals are attained in a performance period, 50%, 100% or 200% of the target amount, respectively, may be earned.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The following persons served on our Compensation Committee during all or a portion of 2009: Messrs. Clawson, Mallett, Parrott, Spalding, Runkle, Smith and Wallman. No member of the Compensation Committee was, during the fiscal year ended December 31, 2009, an officer, former officer or employee of the Company or any of our subsidiaries. None of our executive officers served as a member of:

•	the compensation committee of another entity in which one of the executive officers of such entity served on our Compensation Committee;

•	the board of directors of another entity, one of whose executive officers served on our Compensation Committee; or

•	the compensation committee of another entity in which one of the executive officers of such entity served as a member of our Board of Directors.

See Part III, Item 13, “Certain Relationships and Related Party Transactions — Certain Relationships” for information regarding certain transactions with Hayes Lemmerz International, Inc., for which Mr. Clawson serves as president and chief executive officer and as a director.

COMPENSATION COMMITTEE REPORT

The information contained in this Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C other than as set forth in Item 407 of Regulation S-K, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that we specifically request that the information contained in this report be treated as soliciting material, nor shall such information be incorporated by reference into any past or future filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

The Compensation Committee of Lear Corporation has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Report.

Conrad L. Mallett, Jr., Chairman
Curtis J. Clawson
Donald L. Runkle
Gregory C. Smith

EXECUTIVE COMPENSATION

The following table shows information concerning the annual compensation for services to the Company in all capacities of the Chief Executive Officer, Chief Financial Officer and the other Named Executive Officers during the last completed fiscal year. The footnotes accompanying the 2009 Summary Compensation Table generally explain amounts reported for 2009. For a detailed explanation of the 2008 and 2007 amounts, see the footnotes to the 2008 and 2007 Summary Compensation Tables.

2009 SUMMARY COMPENSATION TABLE

							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other		Total
Name and			Bonus	Awards	Awards	Compensation	Earnings	Compensation		Compensation
Principal Position	Year	Salary	(1)	(2)	(3)	(4)	(5)	(6)		(7)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)

Robert E. Rossiter,	2009	$1,240,530	$—	$1,531,264	$56,155	$5,404,375	$351,852	$880,714	(8)	$9,464,890
Chairman, Chief	2008	$1,236,979	$—	$1,559,136	$1,258,201	$—	$483,864	$851,320		$5,389,500
Executive Officer	2007	$1,119,318	$—	$2,018,124	$509,231	$2,310,000	$3,385,305	$638,230		$9,980,208
and President
Matthew J. Simoncini,	2009	$635,152	$—	$417,947	$220,366	$1,494,202	$12,906	$246,129		$3,026,702
Senior Vice President	2008	$611,667	$—	$384,935	$246,123	$—	$26,987	$121,433		$1,391,145
and Chief Financial	2007	$459,659	$50,000	$256,600	$133,368	$388,500	$39,918	$97,159		$1,425,204
Officer
Raymond E. Scott,	2009	$635,152	$—	$406,900	$207,258	$1,494,202	$51,250	$247,547		$3,042,309
Senior Vice President	2008	$618,958	$—	$431,383	$253,739	$—	$78,157	$138,069		$1,520,306
and President, Global	2007	$525,000	$—	$400,713	$193,445	$441,000	$141,619	$264,233		$1,966,010
Electrical Power
Management Operations
Louis R. Salvatore,	2009	$635,152	$—	$401,617	$207,258	$1,494,202	$36,386	$248,826	(9)	$3,023,441
Senior Vice President	2008	$618,958	$—	$428,989	$253,739	$—	$74,063	$138,258		$1,514,007
and President, Global
Seating Operations
Terrence B. Larkin	2009	$594,432	$—	$215,390	$84,600	$1,494,202	$—	$222,733		$2,611,357
Senior Vice President, General Counsel and Corporate Secretary

(1)	There was no discretionary bonus payment for 2009.

(2)	Represents the compensation costs of RSUs and performance shares for financial reporting purposes for the year in accordance with accounting principles generally accepted in the United States (“GAAP”). There can be no assurance that these values will ever be realized. See Note 14, “Stock-Based Compensation,” to the consolidated financial statements included in this Report for the assumptions made in determining values. For retirement eligible grantees, the first half of the annual (non-MSPP) RSU grants from each of 2006 and 2007 was expensed in the year of the grant and the second half was expensed over two years.

(3)	Represents the compensation costs of stock-settled SARs for financial reporting purposes for the year in accordance with GAAP. See Note 14, “Stock-Based Compensation,” to the consolidated financial statements included in this Report, for the assumptions made in determining these values. For retirement eligible grantees, the entire amount is expensed in one year to the extent the award agreement provides for enhanced vesting upon retirement in accordance with GAAP. There can be no assurance that these values will ever be realized.

(4)	Amounts in column (g) for 2009 represent amounts earned under the KMIP. Of the $5,404,375 earned under the KMIP by Mr. Rossiter and reported in this column, one-half of this amount was paid upon our emergence from Chapter 11 bankruptcy proceedings on November 9, 2009, and one-half will be paid on November 9, 2010. KMIP amounts earned by the other Named Executive Officers and reported in this column were paid in full upon emergence from Chapter 11 bankruptcy proceedings. See “Compensation Discussion and Analysis — Elements of Compensation — Key Management Incentive Plan” for a detailed description of the KMIP. Our Annual Incentive Compensation Plan and award opportunities thereunder were cancelled in connection with the Plan of Reorganization and, consequently, no annual incentive bonus for 2009 was earned under the Annual Incentive Compensation Plan.

(5)	Represents the aggregate change in actuarial present value of the Named Executive Officer’s accumulated benefit under all defined benefit and actuarial pension plans (including supplemental plans) from the pension plan measurement date used for financial statement reporting purposes with respect to the prior fiscal year’s audited financial statements to the respective measurement date for the covered fiscal year. For 2009, this covers the period from December 31, 2008 to December 31, 2009. With respect to amounts reported in 2008, for the Pension Plan (tax-qualified plan), this covers the period from September 30, 2007 to December 31, 2008; for the Pension Equalization Program and the PSP Excess Plan, this covers the period from December 31, 2007 through December 31, 2008. As previously disclosed, amounts reported for 2007 primarily consist of the increase resulting from the change in the measurement dates (and resulting 15-month measurement period) and present value calculation assumptions pertaining to the Pension Equalization Program and the PSP Excess Plan. Effective December 31, 2006, we elected to freeze our tax-qualified U.S. salaried defined benefit pension plan and the related non-qualified benefit plans. In conjunction with this, we established a new defined contribution retirement plan (the Pension Savings Plan) for our salaried employees effective January 1, 2007 and began making qualified and non-qualified contributions under the plan beginning in 2007, which contributions for 2009 are described in note 6 below.

(6)	The amount shown in column (i) includes for each Named Executive Officer:

•	matching contributions allocated by the Company to each of the Named Executive Officers pursuant to the Retirement Savings Plan and Company contributions under the Pension Savings Plan (described below) as follows:

			Pension	Retirement
	Pension	Pension	Savings Plan	Savings Plan
	Savings Plan	Savings Plan	Nonqualified	Qualified
	Qualified	Nonqualified	Matching	Matching
Name	Contribution	Contribution	Contribution	Contribution

Mr. Rossiter	$32,500	$658,244	$9,187	$—
Mr. Simoncini	$18,361	$169,817	$—	$7,350
Mr. Scott	$18,361	$169,817	$—	$9,188
Mr. Salvatore	$18,361	$169,817	$—	$9,188
Mr. Larkin	$13,255	$153,931	$—	$4,594

•	imputed income with respect to life insurance coverage in the following amounts: Mr. Rossiter, $4,277; Mr. Simoncini, $1,260; Mr. Scott, $840; Mr. Salvatore, $1,932; and Mr. Larkin, $3,612.

•	life insurance premiums paid by the Company, including $12,402 in premiums for Mr. Rossiter; $1,341 in premiums for Mr. Simoncini; $1,341 in premiums for Mr. Scott; $1,341 in premiums for Mr. Salvatore; and $1,341 in premiums for Mr. Larkin.

•	a perquisite allowance provided by the Company that is equal to the greater of 7.5% of the executive’s base salary or $42,000, which amounted to allowances as follows: Mr. Rossiter, $93,750; Mr. Simoncini, $48,000; Mr. Scott, $48,000; Mr. Salvatore, $48,000; and Mr. Larkin, $46,000.

(7)	For each Named Executive Officer, the percentage of total compensation in 2009 disclosed in column (j) that was attributable to base salary was as follows: Mr. Rossiter, 13.1%; Mr. Simoncini, 21%; Mr. Scott, 20.9%; Mr. Salvatore, 21%; and Mr. Larkin, 22.8%. There were no annual incentive payments to the Named Executive Officers for 2009 under the Annual Incentive Compensation Plan. For each Named Executive Officer, the percentage of total compensation in 2009 disclosed in column (j) that was attributable to the KMIP award was as follows: Mr. Rossiter, 57.1%; Mr. Simoncini, 49.4%; Mr. Scott, 49.1%; Mr. Salvatore, 49.4%; and Mr. Larkin, 57.2%.

(8)	In addition to the items disclosed in note 6 above, the amount in column (i) includes the aggregate incremental cost of $47,828 for personal use of the corporate aircraft and an associated tax gross-up of $18,242. The value of the personal use of the corporate aircraft is calculated based on the incremental variable cost to the Company, including fuel, flight crew travel expenses, landing fees, ground transportation fees, catering, and other miscellaneous variable expenses. Fixed costs, which do not change based on usage, such as lease expense, insurance, and aviation management service fees, are excluded as the corporate aircraft is used predominantly for business purposes.

(9)	In addition to the items disclosed in note 6 above, the amount in column (i) includes $187 for personal use of the corporate aircraft and an associated gross up.

Employment Agreements

We have entered into employment agreements with each of our Named Executive Officers. Each employment agreement specifies the annual base salary for the executive, which may be increased at the discretion of the Compensation Committee. In addition, the employment agreements specify that the executives are eligible for an annual incentive compensation bonus at the discretion of the Compensation Committee. Under the terms of the employment agreements, each Named Executive Officer is also eligible to participate in the welfare, retirement, perquisite and fringe benefit, and other benefit plans, practices, policies and programs, as may be in effect from time to time, for senior executives of the Company generally. Under the employment agreements, if the Company reduces an executive’s base salary or bonus, defers payment of his compensation, or eliminates or substantially modifies his benefits, the executive would have a basis for termination for good reason.

Each executive who enters into an employment agreement has agreed to comply with certain confidentiality covenants both during employment and after termination. Each executive also agreed to comply with certain non-competition and non-solicitation covenants during his employment and for two years after the date of termination unless he is terminated by us for cause or if he terminates employment for other than good reason, in which cases he agreed to comply with such covenants for one year after the date of termination. Upon any transfer of all or substantially all of our assets to a successor entity, we will require the successor entity expressly to assume performance of each executive’s employment agreement.

On June 30, 2009, the Company entered into new agreements with the Named Executive Officers, which replaced and superseded the existing employment agreements. Other than any terms regarding prior equity awards, which were removed, the terms of the new employment agreements are substantially similar to those of the prior employment agreements. For a description of the severance provisions of the employment agreements, see “- Potential Payments upon Termination or Change in Control.”

Lear Corporation Salaried Retirement Program

The Lear Corporation Salaried Retirement Program (“Retirement Program”) is comprised of two components: (i) the Retirement Savings Plan and (ii) the Pension Savings Plan. We established the Retirement Savings Plan pursuant to Section 401(k) of the Internal Revenue Code for eligible employees who have completed one month of service. Under the Retirement Savings Plan, each eligible employee may elect to contribute, on a pre-tax basis, a portion of his eligible compensation in each year. The Retirement Savings Plan generally provides for a Company matching provision of 25% or 50% of an employee’s contribution up to a maximum of 5% of an employee’s eligible compensation, depending on years of service. In addition, the Retirement Savings Plan allows for discretionary Company matching contributions. Company matching contributions are initially invested in accordance with the Participant’s deferral contributions and can be transferred by the participant to other funds under the Retirement Savings Plan at any time. Matching contributions generally become vested under the Retirement Savings Plan at a rate of 20% for each full year of service. The matching contributions were suspended effective July 1, 2008 and subsequently reinstated as of January 1, 2009.

Effective January 1, 2007, we established the Pension Savings Plan as a component of the Retirement Program. Under the Pension Savings Plan, we make contributions to each eligible employee’s Pension Savings Plan account based on the employee’s “points,” which are the sum total of the employee’s age and years of service as of January 1 of the plan year. Based on an employee’s points, we contribute: (i) from 3% to 8% of eligible compensation up to the Social Security Taxable Wage Base and (ii) from 4.5% to 12% of eligible compensation over the Social Security Taxable Wage Base. For the 2007 through 2011 plan years, we will make additional contributions on behalf of employees who have at least 70 points as of January 1 and who were eligible employees on December 31, 2006 as follows: (1) from 3.5% to 4% of eligible compensation up to the Social Security Taxable Wage Base and (2) from 5.25% to 5.7% of eligible compensation over the Social Security Taxable Wage Base. All Pension Savings Plan contributions are generally determined as of the last day of each month (or, for years ending before January 1, 2009, semi-annually), provided that the employee is actively employed on such date, and are allocated monthly. Contributions generally become vested under the Pension Savings Plan at a rate of 20% for each full year of service. The contributions to the Pension Savings Plan were suspended effective October 31, 2008 and subsequently reinstated as of January 1, 2009.

2009 GRANTS OF PLAN-BASED AWARDS

The following table discloses the grants of plan-based awards to our Named Executive Officers in 2009. The approval date of each grant was the same as the grant date, except where specifically indicated in the table.

							All
							Other	Grant
							Stock	Date
							Awards:	Fair
							Number of	Value of
				Estimated Possible Payouts			Shares of	Stock
				Under Non-Equity Incentive			Stock or	and
		Grant		Plan Awards(1)			Units	Option
Name		Date	Approval	Threshold	Target	Maximum	(#)	Awards(2)
(a)	Type of Award	(b)	Date	(c)	(d)	(e)	(i)	(l)

Robert E. Rossiter	Annual Incentive Award	02/12/09		$937,500	$1,875,000	$2,625,000
	KMIP Award(3)	8/28/09		$781,250	$6,250,000	$6,875,000
	RSU Award	11/09/09	11/05/09(4)				276,495	$10,780,540
Matthew J. Simoncini	Annual Incentive Award	02/12/09		$224,000	$448,000	$627,200
	KMIP Award(3)	8/28/09		$216,000	$1,728,000	$1,900,800
	RSU Award	11/09/09	11/05/09(4)				71,661	$2,794,062
Raymond E. Scott	Annual Incentive Award	02/12/09		$224,000	$448,000	$627,200
	KMIP Award(3)	8/28/09		$216,000	$1,728,000	$1,900,800
	RSU Award	11/09/09	11/05/09(4)				71,661	$2,794,062
Louis R. Salvatore	Annual Incentive Award	02/12/09		$224,000	$448,000	$627,200
	KMIP Award(3)	8/28/09		$216,000	$1,728,000	$1,900,800
	RSU Award	11/09/09	11/05/09(4)				71,661	$2,794,062
Terrence B. Larkin	Annual Incentive Award	02/12/09		$224,000	$448,000	$627,200
	KMIP Award(3)	8/28/09		$216,000	$1,728,000	$1,900,800
	RSU Award	11/09/09	11/05/09(4)				71,661	$2,794,062

(1)	For the Annual Incentive Award, the threshold, target and maximum amounts represent 50%, 100% and 140%, respectively, of the total bonus opportunity for each Named Executive Officer. For the KMIP award opportunities approved on August 28, 2009 by the Bankruptcy Court, the total target opportunity for the Named Executive Officers is based on a percentage of base salary, which was 500% for Mr. Rossiter and 270% for Messrs. Simoncini, Scott, Salvatore, and Larkin. For the Annual Incentive Award, the total bonus opportunity for the Named Executive Officers was also based on a percentage of base salary, which was 150% for Mr. Rossiter and 70% for Messrs. Simoncini, Scott, Salvatore, and Larkin. There was no Annual Incentive Award paid for 2009 performance under the Annual Incentive Compensation Plan as such plan was cancelled in connection with the Plan of Reorganization.

(2)	See Note 14, “Stock-Based Compensation,” to the Company’s consolidated financial statements included in this Report for the assumptions made in determining values.

(3)	The KMIP Award was a one-time bankruptcy-related award. The threshold level represents the incentive opportunity assuming achievement of all four of the quarterly operating earnings targets at the threshold level. The target level represents the incentive opportunity assuming achievement of all four of the quarterly operating earnings targets at the target level and achievement of the KMIP milestone goals. The maximum level represents the incentive opportunity assuming achievement of all four of the quarterly operating earnings targets at the maximum level and achievement of the KMIP milestone goals. Actual amounts earned for the KMIP awards are reported in the Summary Compensation Table under the column “Non-Equity Incentive Plan Compensation.”

(4)	The United States Bankruptcy Court for the Southern District of New York entered an order confirming the Plan of Reorganization (and the grant of RSU awards thereunder) on November 5, 2009.

Annual Incentives

A summary description of the Company’s Annual Incentive Compensation Plan is set forth above under the heading “Compensation Discussion and Analysis — Elements of Compensation — Annual Incentives.”

Key Management Incentive Plan (KMIP)

The KMIP Awards were one-time awards approved by the United States Bankruptcy Court and the Company’s creditors in connection with the Company’s Chapter 11 restructuring. A summary description of the Company’s Key Management Incentive Plan is set forth above under the heading “Compensation Discussion and Analysis — Elements of Compensation — Key Management Incentive Plan.”

Restricted Stock Units

The RSU awards were granted pursuant to the LTSIP and in connection with the emergence from Chapter 11 bankruptcy proceedings on November 9, 2009, as approved by the Bankruptcy Court and the Company’s creditors. A summary description of the LTSIP is set forth above under the heading “Compensation Discussion and Analysis — Elements of Compensation — Chapter 11 — Long-Term Incentives.”

The RSUs vest and settle in shares of common stock in equal installments on each of the first three anniversaries of the grant date (for Mr. Rossiter, in monthly installments over 36 months beginning on the one-month anniversary of the grant date). If the executive’s employment terminates for any reason other than cause or a voluntary termination by the executive, vesting of the RSUs will accelerate as of the termination date. In addition, if the executive retires after reaching age 55 with 10 years of service (for Mr. Rossiter, subject to the concurrence of the Board of Directors), he will receive an additional 24 months of vesting of the RSUs. Upon a change in control, all unvested RSUs will vest in their entirety.

2009 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows outstanding equity awards as of December 31, 2009, for each Named Executive Officer.

		Stock Awards
		Number of	Market Value
		Shares or Units	of Shares or
		of Stock That	Units of Stock	Equity
		Have Not	That Have Not	Incentive Plan
		Vested	Vested	Awards
Name	Option	(#) (2) (3)	(4)	(#) (5)
(a)	Awards (1)	(g)	(h)	(i)

Robert E. Rossiter	N/A	268,815	$18,182,647	N/A
Matthew J. Simoncini	N/A	71,661	$4,847,150	N/A
Raymond E. Scott	N/A	71,661	$4,847,150	N/A
Louis R. Salvatore	N/A	71,661	$4,847,150	N/A
Terrence B. Larkin	N/A	71,661	$4,847,150	N/A

(1)	The following stock option and SAR awards were cancelled for no value on November 9, 2009 in connection with the Plan of Reorganization and therefore are not included in the amounts above:

	Options	SARs	SARs	Options	SARs	SARs	SARs	SARs	SARs	SARs
	granted	granted	granted	granted	granted	granted	granted	granted	granted	granted
	at $35.93	at $14.55	at $1.69	at $41.83	at $27.74	at $27.53	at $14.55	at $31.32	at $33.75	at $26.61	Total
	and set to	and set to	and set to	and set to	and set to	and set to	and set to	and set to	and set to	and set to	Number of
	expire on	expire on	expire on	expire on	expire on	expire on	expire on	expire on	expire on	expire on	Cancelled
	5/3/11	3/14/12	5/1/12	6/14/12	11/10/12	12/2/12	3/14/13	11/9/13	11/14/14	1/2/15	Awards

Mr. Rossiter	81,250	8,201	125,000	125,000	151,875	—	8,555	70,875	89,625	—	660,381
Mr. Simoncini	—	—	65,000	7,500	—	14,070	—	18,900	30,561	—	136,031
Mr. Scott	—	—	65,000	25,000	40,500	—	—	18,900	27,225	—	176,625
Mr. Salvatore	—	—	65,000	30,000	40,500	—	—	18,900	27,225	—	181,625
Mr. Larkin	—	—	50,000	—	—	—	3,303	—	—	20,550	73,853

(2)	The following RSU awards were cancelled for no value on November 9, 2009 in connection with the Plan of Reorganization and therefore are not included in the amounts above:

	RSUs	RSUs	RSUs	RSUs	RSUs	RSUs	RSUs	RSUs	RSUs	RSUs	Total
	set to	set to	set to	set to	set to	set to	set to	set to	set to	set to	Number of
	vest on	vest on	vest on	vest on	vest on	vest on	vest on	vest on	vest on	vest on	Cancelled
	3/14/10	3/14/11	11/10/09	11/11/09	11/14/09	12/2/09	11/9/10	1/2/10	11/14/11	1/2/12	RSUs

Mr. Rossiter	8,201	8,555	8,437	22,500	14,937	—	11,813	—	14,937	—	89,380
Mr. Simoncini	5,422	19,018	—	2,525	5,094	1,155	3,150	—	5,094	—	41,458
Mr. Scott	7,548	—	2,250	4,750	4,538	—	3,150	—	4,538	—	26,774
Mr. Salvatore	6,235	—	2,250	5,000	4,538	—	3,150	—	4,538	—	25,711
Mr. Larkin	—	1,101	—	—	—	—	—	3,425	—	3,425	7,951

(3)	The figures in column (g) represent RSU awards granted under the LTSIP.

(4)	The total values in column (h) equal the total number of RSUs held by each Named Executive Officer multiplied by the market price of Company common stock at the close of the last trading day in 2009, which was $67.64 per share.

(5)	The following performance share awards for the January 1, 2007 to December 31, 2009 performance period were cancelled for no value on November 9, 2009 in connection with the Plan of Reorganization and therefore are not included in the amounts above:

Number of
Cancelled
Equity
Incentive Plan
Awards

Mr. Rossiter	18,556
Mr. Simoncini	3,374
Mr. Scott	4,218
Mr. Salvatore	3,880
Mr. Larkin	—

2009 OPTION EXERCISES AND STOCK VESTED

The following table sets forth certain information regarding stock-based awards that vested during 2009 for our Named Executive Officers. No options were exercised in 2009.

	Option Awards		Stock Awards
	Number of		Number of
	Shares Acquired	Value	Shares Acquired		Value
	on Exercise	Realized on	on Vesting		Realized on
Name	(#)	Exercise	(#)		Vesting
(a)	(b)	(c)	(d)		(e)

Robert E. Rossiter	—	—	15,606	(1)	$7,803
			—	(2)	$48,031
			7,680	(3)	$482,304
Matthew J. Simoncini	—	—	—	(2)	$5,524
Raymond E. Scott	—	—	2,031	(1)	$1,016
			—	(2)	$10,437
Louis R. Salvatore	—	—	—	(2)	$10,911
Terrence B. Larkin	—	—	—		$—

(1)	These awards vested on March 13, 2009.

(2)	Prior RSU awards were cancelled under the Plan of Reorganization prior to their respective vesting dates but the accrued cash dividend equivalent amounts for these RSUs were not cancelled. The amounts shown in column (e) represent the value of cash dividend equivalents paid on the original vesting dates of the underlying RSUs.

(3)	This amount reflects vested RSUs granted on November 9, 2009 pursuant to the LSTIP. Mr. Rossiter’s RSU award vests in monthly installments over 36 months beginning on December 9, 2009.

2009 PENSION BENEFITS

		Number		Present	Payments
		of Years		Value of	During
		Credited		Accumulated	Last Fiscal
		Service		Benefit	Year
Name	Plan name(s)	(#)		(1)	(2)
(a)	(b)	(c)		(d)	(e)

Robert E. Rossiter	Pension Plan (tax-qualified plan)	35.6	(3)	$756,297	$—
	Pension Equalization Program	35.6	(3)	$2,788,237	$1,428,121
	PSP Excess Plan	35.6	(3)	$2,525,499	$1,293,548
Matthew J. Simoncini(4)	Pension Plan (tax-qualified plan)	7.7		$91,890	$—
	Pension Equalization Program	7.7		$51,523	$—
	PSP Excess Plan	7.7		$57,582	$—
Raymond E. Scott	Pension Plan (tax-qualified plan)	18.4		$171,097	$—
	Pension Equalization Program	18.4		$275,580	$—
	PSP Excess Plan	18.4		$178,695	$—
Louis R. Salvatore(4)	Pension Plan (tax-qualified plan)	10.3		$169,272	$—
	Pension Equalization Program	10.3		$333,243	$—
	PSP Excess Plan	10.3		$151,465	$—
Terrence B. Larkin(5)	N/A

(1)	The present value of accumulated benefit under the Pension Plan (tax-qualified plan) for each Named Executive Officer is based on post-commencement valuation mortality and commencement of benefits at age 65, with an assumed discount rate applicable to a December 31, 2009 measurement of 6.00%, as used for financial accounting purposes. The present value of accumulated benefit under the Pension Equalization Program and the PSP Excess Plan for each Named Executive Officer is based on payment of benefits in accordance with such plans (as described below in “— Pension Equalization Program” and “— Lear Corporation PSP Excess Plan”), with an assumed discount rate applicable to a December 31, 2009 measurement of 5.00% and an assumed future present value conversion rate for those not yet in receipt of benefits of 4.31%, as used for financial accounting purposes.

(2)	Represents amounts distributed to an annuity for Mr. Rossiter in accordance with the terms of the wind-down of the Pension Equalization Plan and the PSP Excess Plan Pension Make-up Account described below.

(3)	Credited service is limited to 35 years for all purposes under the Pension Plan, the Pension Equalization Program and the PSP Excess Plan Pension Make-up Account.

(4)	Messrs. Simoncini and Salvatore are fully vested in their Pension Plan benefits. However, they are not vested in the Pension Equalization Program or the PSP Excess Plan Pension Make-up Account, since all of such benefits were attributable to compensation in excess of the Internal Revenue Code compensation limits, and such benefits generally vest after a participant has either (i) attained age 55 and has 10 years of vesting service, attained age 65, or becomes eligible for disability retirement under the Pension Plan, or (ii) attained 20 years of vesting service.

(5)	Mr. Larkin is not a participant in the Pension Plan, Pension Equalization Program or PSP Excess Plan Pension Make-Up Account.

Qualified Pension Plan

The Named Executive Officers, other than Mr. Larkin, (as well as other eligible employees) participate in the Lear Corporation Pension Plan, which has been frozen as to any new benefits as of December 31, 2006. The Pension Plan is intended to be a qualified pension plan under the Internal Revenue Code, and its benefits are integrated with Social Security benefits. In general, an eligible employee became a participant on the July 1st or January 1st after completing one year of service (as defined in the plan). Benefits are funded by employer contributions that are determined under accepted actuarial principles and the Internal Revenue Code. The Company may make contributions in excess of any minimum funding requirements when the Company believes it is financially advantageous to do so and based on its other capital requirements and other considerations.

The Pension Plan contains multiple benefit formulas. Under the principal formula, which applies to all Named Executive Officers, pension benefits are based on a participant’s “final average earnings,” which is the average of the participant’s compensation for the five calendar years in the last 10 years of employment in which the participant had his highest earnings. Compensation is defined under the plan to mean (i) all cash compensation reported for federal income tax purposes other than long-term incentive bonuses, and (ii) any elective contributions that are not includable in gross income under Internal Revenue Code Section 125 or 401(k). A participant’s annual retirement benefit, payable as a life annuity at age 65, equals the greater of:

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

Pension Equalization Program

The Pension Equalization Program, which has been frozen as to any new benefits as of December 31, 2006, provides benefits in addition to the Pension Plan. The Pension Plan is subject to rules in the Internal Revenue Code that restrict the level of retirement income that can be provided to, and the amount of compensation that can be considered for, highly paid executives under the Pension Plan. The Pension Equalization Program is intended to supplement the benefits under the Pension Plan for certain highly paid executives whose Pension Plan benefits are limited by those Internal Revenue Code limits. A participant’s Pension Equalization Program benefit equals the difference between the executive’s actual vested accrued Pension Plan benefit and the Pension Plan benefit the executive would have accrued under the Lear Corporation formula if the Internal Revenue Code limits on considered cash compensation and total benefits did not apply. Highly compensated executives and other employees whose compensation exceeds the Internal Revenue Code limits for at least three years are eligible to participate in the Pension Equalization Program. Each of the Named Executive Officers other than Mr. Larkin participated in the Pension Equalization Program. The benefits under the Pension Equalization Program become vested once the participant has either (i) attained age 55 and has 10 years of vesting service, attained age 65, or becomes eligible for disability retirement under the Pension Plan, or (ii) attained 20 years of vesting service. Vesting service will continue to accrue after December 31, 2006.

On December 18, 2007, the Pension Equalization Program was amended to provide for its termination and the wind down of the Company’s obligations pursuant thereto. All distributions will be completed within five years after the last participant vests or turns age 60, whichever is later. For an active participant who is eligible to receive benefits, amounts that would otherwise be payable will be used to fund a third party annuity or other investment vehicle. In such event, the participant will not have access to the invested funds or receive any cash payments until the participant retires or otherwise terminates employment with the Company.

Lear Corporation PSP Excess Plan

In addition to the Pension Plan and the Pension Equalization Program, we have established the Lear Corporation PSP Excess Plan, which was previously named the Executive Supplemental Savings Plan. As described in “Compensation Discussion and Analysis — Retirement Plan Benefits,” in November 2008, the Company amended the PSP Excess Plan to effectively terminate certain portions of the plan. This amendment (i) terminated future elective deferrals of salary and bonus as well as Company matching contributions, (ii) voided deferral elections made in 2007 with respect to bonuses payable in 2009, and (iii) provides for the distribution of participants’ balances of all elective and Company matching contributions in a lump sum. Participants with balances of less than $50,000 received a distribution in January 2009. Each participant with a balance exceeding $50,000 received a distribution in January 2009 if they agreed to a 10% reduction in the amount to which such participant would otherwise be entitled, and if a participant chose not to agree to the reduction, such participant received a distribution of the unreduced amount in January 2010.

The PSP Excess Plan has both defined benefit and defined contribution elements. The defined benefit element has been quantified and described in the 2009 Pension Benefits table and in the narrative below. The 2009 Nonqualified Deferred Compensation table below identifies the defined contribution components of the PSP Excess Plan.

Defined Benefit Element

The PSP Excess Plan provides retirement benefits that would have been accrued through December 31, 2006 under the Pension Plan and/or the Pension Equalization Program if the participant had not elected to defer compensation under the plan or the MSPP (through a Pension Make-up Account). Participants become vested in the benefits under the Pension Make-up Account that are based on Pension Plan benefits (attributable to compensation up to the Internal Revenue Code compensation limits) after three years of vesting service. Participants do not vest in amounts that would have otherwise accrued under the Pension Equalization Program (benefits based on compensation in excess of the Internal Revenue Code compensation limits) until they meet the vesting requirements of that program, as described above. On December 18, 2007, the Pension Make-up Account portion of the PSP Excess Plan was also amended to provide for its termination and wind down in the same manner as the Pension Equalization Program described above.

Defined Contribution Element

In 2009, the defined contribution component of the PSP Excess Plan generally provided a defined contribution benefit of an amount that the participant would have received under the Pension Savings Plan but could not due to Internal Revenue Code limits applicable to the Pension Savings Plan. Participants generally become vested in excess Pension Savings Plan contributions under the PSP Excess Plan after three years of vesting service. Distributions of the excess Pension Savings Plan contributions are made in a lump sum in the calendar year following the year of the participant’s termination of employment. Plan earnings under the excess Pension Savings Plan are generally tied to rates of return on investments available under the qualified Pension Savings Plan as directed by plan participants. The executive elective deferral feature of the PSP Excess Plan (f/k/a the Executive Supplemental Savings Plan) and related Company matching contribution components were removed from the PSP Excess Plan effective December 31, 2008.

2009 NONQUALIFIED DEFERRED COMPENSATION

		Registrant	Aggregate	Aggregate	Aggregate
	Executive	Contributions	Earnings	Withdrawals/	Balance at
	Contributions	in Last FY	in Last	Distributions	Last FYE
Name	in Last FY	(1)	FY(2)	(2)	(3)
(a)	(b)	(c)	(d)	(e)	(f)

Robert E. Rossiter	$—	$667,431	$121,244	$880,150	$1,634,250
Matthew J. Simoncini	$—	$169,817	$10,247	$69,924	$251,495
Raymond E. Scott	$—	$169,817	$4,152	$169,111	$274,166
Louis R. Salvatore	$—	$169,817	$146,057	$136,514	$415,480
Terrence B. Larkin	$—	$153,931	$7,500	$1,195	$176,840

(1)	Amounts are included in column (i) of the 2009 Summary Compensation Table.

(2)	The amounts in column (e) represents payments of amounts under the discontinued executive deferral portion of the PSP Excess Plan (f/k/a the Executive Supplemental Savings Plan) pursuant to distribution elections made in 2006. As previously disclosed, and pursuant to the terms disclosed above, the amounts attributable to the executive deferrals and matching account balances were distributed to the Named Executive Officers in January 2009, subject to the 10% reduction for balances greater than $50,000. The amounts shown in column (e) are the net amounts distributed after the application of the 10% reduction. This reduction has been applied and deducted from column (d) above in the following amounts: $97,794 for Mr. Rossiter; $15,168 for Mr. Simoncini; $18,790 for Mr. Scott; and $7,769 for Mr. Salvatore.

(3)	After payment of all executive deferral and Company match account balances, the amounts in column (f) represent solely the PSP non-qualified account balances.

PSP Excess Plan

The defined contribution element of the PSP Excess Plan is described in the narrative accompanying the 2009 Pension Benefits table above and is quantified in the 2009 Nonqualified Deferred Compensation table.

Potential Payments Upon Termination or Change in Control

The table below shows estimates of the compensation payable to each of our Named Executive Officers upon termination of employment with the Company. The amount each executive will actually receive depends on the circumstances surrounding his termination of employment. The amount payable is shown for each of six categories of termination triggers. All amounts are calculated as if the executive terminated effective December 31, 2009. The actual amounts due to any one of the Named Executive Officers on his termination of employment can only be determined at the time of his termination. There can be no assurance that a termination or change in control would produce the same or similar results as those described below if it occurs on any other date or at any other stock price, or if any assumption is not, in fact, correct.

Accrued amounts (other than pension vesting enhancement as noted below) under the Company’s pension and deferred compensation plans are not included in this table. For these amounts, see the 2009 Pension Benefits table above and the 2009 Nonqualified Deferred Compensation table above.

		Pension		Accelerated
		Vesting	Continuation of	Vesting or
	Cash Severance	Enhancement	Medical/Welfare	Payout of	Excise Tax	Total
Named Executive	(Base &	(Present	Benefits (Present	Equity	Gross-	Termination
Officer	Bonus)(1)	Value)(2)	Value)(3)	Awards(4)	Up(5)	Benefits

Robert E. Rossiter
• Involuntary Termination (or for Good Reason) With Change in Control	$6,250,000	$—	$4,316,295	$18,182,647	$—	$28,748,942
• Involuntary Termination (or for Good Reason)	$6,250,000	$—	$43,175	$18,182,647	N/A	$24,475,822
• Retirement(6)	$—	$—	$—	$12,468,081	N/A	$12,468,081
• Voluntary Termination (or for Cause)	$—	$—	$—	$—	N/A	$—
• Disability	$—	$—	$—	$18,182,647	N/A	$18,182,647
• Death	$—	$—	$—	$18,182,647	N/A	$18,182,647
Matthew J. Simoncini
• Involuntary Termination (or for Good Reason) With Change in Control	$2,176,000	$—	$16,601	$4,847,150	$1,330,904	$8,370,655
• Involuntary Termination (or for Good Reason)	$2,176,000	$—	$16,601	$4,847,150	N/A	$7,039,751
• Retirement(6)	N/A	N/A	N/A	N/A	N/A	N/A
• Voluntary Termination (or for Cause)	$—	$—	$—	$—	N/A	$—
• Disability	$—	$—	$—	$4,847,150	N/A	$4,847,150
• Death	$—	$109,105	$—	$4,847,150	N/A	$4,956,255
Raymond E. Scott
• Involuntary Termination (or for Good Reason) With Change in Control	$2,176,000	$—	$15,809	$4,847,150	$1,170,784	$8,209,743
• Involuntary Termination (or for Good Reason)	$2,176,000	$—	$15,809	$4,847,150	N/A	$7,038,959
• Retirement(6)	N/A	N/A	N/A	N/A	N/A	N/A
• Voluntary Termination (or for Cause)	$—	$—	$—	$—	N/A	$—
• Disability	$—	$—	$—	$4,847,150	N/A	$4,847,150
• Death	$—	$—	$—	$4,847,150	N/A	$4,847,150

		Pension		Accelerated
		Vesting	Continuation of	Vesting or
	Cash Severance	Enhancement	Medical/Welfare	Payout of	Excise Tax	Total
Named Executive	(Base &	(Present	Benefits (Present	Equity	Gross-	Termination
Officer	Bonus)(1)	Value)(2)	Value)(3)	Awards(4)	Up(5)	Benefits

Louis R. Salvatore
• Involuntary Termination (or for Good Reason) With Change in Control	$2,176,000	$—	$296,512	$4,847,150	$1,293,112	$8,612,774
• Involuntary Termination (or for Good Reason)	$2,176,000	$—	$17,870	$4,847,150	N/A	$7,041,020
• Retirement(6)	N/A	N/A	N/A	N/A	N/A	N/A
• Voluntary Termination (or for Cause)	$—	$—	$—	$—	N/A	$—
• Disability	$—	$—	$—	$4,847,150	N/A	$4,847,150
• Death	$—	$484,709	$—	$4,847,150	N/A	$5,331,859
Terrence B. Larkin
• Involuntary Termination (or for Good Reason) With Change in Control	$2,176,000	N/A	$21,041	$4,847,150	$1,419,185	$8,463,376
• Involuntary Termination (or for Good Reason)	$2,176,000	N/A	$21,041	$4,847,150	N/A	$7,044,191
• Retirement(6)	N/A	N/A	N/A	N/A	N/A	N/A
• Voluntary Termination (or for Cause)	$—	N/A	$—	$—	N/A	$—
• Disability	$—	N/A	$—	$4,847,150	N/A	$4,847,150
• Death	$—	N/A	$—	$4,847,150	N/A	$4,847,150

(1)	Cash severance is paid in semi-monthly installments, without interest, through the severance period (which is generally two years), except that the installments otherwise payable in the first six months are paid in a lump sum on the date that is six months after the date of termination, consistent with the requirements of Section 409A of the Internal Revenue Code. In addition to the amounts shown in the table, the executive will receive any accrued salary, bonus (including a prorated bonus based on actual performance in the event of termination without cause or for good reason) and all other amounts to which he is entitled under the terms of any compensation or benefit plans of the Company upon termination for any reason.

(2)	Messrs. Rossiter and Scott are fully vested in their pension benefits, and as such, there would be no additional enhancement with respect to death benefits for them. Since Messrs. Simoncini and Salvatore are not fully vested in their pension benefits, there would be a vesting enhancement upon death. Mr. Larkin is not a participant in the Pension Plan and therefore is not eligible for such death benefit.

(3)	Consists of continuation of health insurance, life insurance premium and imputed income amounts. Also includes the required payments to fund the guaranteed coverage under the Estate Preservation Plan, where applicable, which is as follows: Mr. Rossiter, $4,273,120 and Mr. Salvatore, $278,642. The Estate Preservation Plan provides for life insurance coverage payable following either the death of a participating executive or both the executive and his spouse, depending on the form of coverage. Upon the death of the executive (if a single life policy) or the second death of the insureds (if a dual life policy), the promised death benefit is provided, and any remaining economic value under the policy is paid to the Company. Messrs. Scott, Simoncini, and Larkin do not participate in the Estate Preservation Plan.

(4)	Represents accelerated vesting of RSUs. Payments under any of the plans of the Company that are determined to be deferred compensation subject to Section 409A of the Internal Revenue Code are delayed by six months to the extent required by such provision. Accelerated portions of the RSUs are valued based on the December 31, 2009 closing price of the Company’s common stock.

(5)	The Company has agreed to reimburse each executive for any excise taxes he is subject to under Section 4999 of the Internal Revenue Code upon a change in control, as well as any income and excise taxes payable by the executive as a result of any reimbursements for the Section 4999 excise taxes. Such calculations were determined using conservative assumptions without taking into account any reductions in parachute payments attributable to reasonable compensation payable before or after a change in control. The Company could rebut the presumption required under applicable regulations that the equity and incentive awards granted in 2009 were contingent upon a change in control. In addition, although the non-compete obligations in the employment agreements would have value associated with them, no value was assigned to them in determining the amount of excise tax gross-up. Although an excise tax gross-up amount of zero is reported in this column for Mr. Rossiter based on the current set of assumptions, there could be situations in the future in which an excise tax gross-up amount for Mr. Rossiter could occur.

(6)	The Company does not provide for enhanced early retirement benefits under its pension programs. As of December 31, 2009, only Mr. Rossiter was retirement-eligible.

Payments and benefits to a Named Executive Officer upon termination or a change in control of the Company are determined according to the terms of his employment agreement and equity or incentive awards and the Company’s compensation and incentive plans. The severance benefit payments set forth in the table and discussed below are generally available to the nine officers, including the Named Executive Officers, who currently have employment agreements with the Company. The amounts due to an executive upon his termination of employment depend largely on the circumstances of his termination, as described below.

Change in Control

The employment agreements do not provide benefits solely upon a change in control, but the LTSIP provides for accelerated vesting or payout of equity awards upon a “change in control” (as defined in the LTSIP), even if the executive does not terminate employment. Upon a change in control, the restrictions on RSUs lapse.

Upon a change in control, without termination, based on unvested RSU awards outstanding as of December 31, 2009, the value of the payout for each of the Named Executive Officers is as follows: $18,182,647 for Mr. Rossiter; and $4,847,150 for each of Messrs. Simoncini, Scott, Salvatore and Larkin.

In addition, upon a change in control, the Company’s obligation to maintain each executive’s life insurance coverage under the Lear Corporation Estate Preservation Plan becomes irrevocable and the executives are no longer required to pay premiums. The Company is also then required to fund an irrevocable “rabbi” trust to pay all projected premiums. The required payments to fund the guaranteed coverage under the Estate Preservation Plan, where applicable, are as follows: Mr. Rossiter, $4,273,120 and Mr. Salvatore, $278,642. Messrs. Scott, Simoncini, and Larkin do not participate in the Estate Preservation Plan.

Payments Made Upon Involuntary Termination (or for “Good Reason”) With a Change in Control

An executive whose employment is involuntarily terminated without cause (or for “good reason”) upon a change in control is entitled to the amounts he would receive upon the occurrence of either event, an involuntary termination (described below) or a change in control (described above). In addition, the Company will reimburse each executive for any excise taxes he becomes subject to under Section 4999 of the Internal Revenue Code upon a change in control, as well as any income and excise taxes payable by the executive as a result of any reimbursements for the Section 4999 excise taxes.

Payments Made Upon Involuntary Termination (or for “Good Reason”)

Upon termination of employment by the executive for “good reason” (as defined in the employment agreements) or by the Company other than for “cause” or “incapacity” (each as defined in the employment agreement), the executive will receive base salary (at the higher of the rate in effect upon termination or the rate in effect 90 days prior to termination) through the date of termination, plus all other amounts owed under any compensation or benefit plans, including a bonus prorated for the portion of the performance period occurring prior to the date of termination. If the executive executes a release relating to his employment, he will also receive payments for a two-year severance period after the termination date equal to two (2) times the sum of his annual base salary rate and annual target bonus amount, each as in effect as of the termination date. In the event of an involuntary termination for any reason other than cause, or by the executive for good reason, all unvested RSUs become vested in their entirety upon termination.

Payments Made Upon Retirement

The employment agreements do not distinguish between retirement and voluntary termination for other reasons, but under the LTSIP, an executive who retires with 10 or more years of service and who is age 55 or older when he terminates is entitled to additional vesting credit for RSU awards (for Mr. Rossiter, subject to the concurrence of the Board of Directors). The executive will be entitled to receive the shares underlying the RSUs that would have vested if the date of termination had been 24 months later than it actually was.

Payments Made Upon Voluntary Termination (or for “Cause”)

An executive who voluntarily resigns or whose employment is terminated by the Company for “cause” (as defined in the employment agreement) will receive unpaid salary and benefits, if any, he has accrued through the effective date of his termination. If an executive terminates voluntarily and has not completed 10 or more years of service and has not attained age 55 or older, he will be entitled to receive all of the shares underlying his vested RSUs, but all unvested RSUs will be forfeited. If an executive is terminated for cause, he will forfeit all RSUs.

Payments Made Upon Termination for Disability

Following termination of the executive’s employment for disability, the executive will receive all base salary and other accrued amounts then payable through the date of termination. He will also receive compensation payable under the Company’s disability and medical plans. In the event of the executive’s termination for disability, all unvested RSUs become vested in their entirety upon termination.

Payments Made Upon Death

Following the death of the executive, we will pay to his estate or designated beneficiary a pro rata portion of any bonus earned prior to the date of death. In the event of the executive’s death, all unvested RSUs become vested in their entirety upon termination.

Conditions and Obligations of the Executive

Each executive who has entered into an employment agreement with the Company is obligated to:

•	comply with confidentiality, non-competition and non-solicitation covenants during employment;

•	comply with non-competition and non-solicitation covenants for one year after the date of termination (extended to two years in the case of termination upon disability, termination by the Company without cause or by the executive for good reason);

•	in order to receive severance payments due under the employment agreement, sign a general release relating to his employment (applies only in the case of termination by the Company without cause or by the executive for good reason);

•	return data and materials relating to the business of the Company in his possession;

•	make himself reasonably available to the Company to respond to periodic requests for information regarding the Company or his employment; and

•	cooperate with litigation matters or investigations as the Company deems necessary.

DIRECTOR COMPENSATION

As described more fully below, the following table summarizes the annual compensation for our non-employee directors during 2009. Amounts reported in the “Stock Awards” column in the following table represent the expense recognized in 2009, for financial reporting purposes, of all unvested restricted units for each non-employee director, as applicable. Because restricted units are settled in cash upon vesting, the vested restricted unit value must be “marked to market” and consequently, negative numbers are reported due to the decline in our stock price in 2009. All outstanding restricted units and other stock-based awards were cancelled for no value on November 9, 2009 in connection with the Plan of Reorganization.

2009 Director Compensation

	Fees Earned or	Stock
	Paid in Cash	Awards
Name	(3)(4)	(5)	Total

Thomas P. Capo(2)	$9,733	—	$9,733
Curtis J. Clawson(2)	$7,200	—	$7,200
Jonathan F. Foster(2)	$8,400	—	$8,400
David E. Fry(1)	$63,000	$(2,993)	$60,007
Conrad L. Mallett, Jr.	$74,533	$(2,993)	$71,540
Larry W. McCurdy(1)	$89,133	$(2,993)	$86,140
Philip F. Murtaugh(2)	$7,200	—	$7,200
Roy E. Parrott(1)	$71,400	$(2,993)	$68,407
Donald L. Runkle(2)	$6,000	—	$6,000
Gregory C. Smith(2)	$8,400	—	$8,400
David P. Spalding(1)	$81,933	$(2,993)	$78,940
James A. Stern(1)	$89,133	$(2,993)	$86,140
Henry D.G. Wallace	$100,933	$(2,993)	$97,940
Richard F. Wallman(1)	$79,800	$(2,993)	$76,807

(1)	As of November 9, 2009, these individuals ceased serving as members of the Company’s Board of Directors upon the effectiveness of the Plan of Reorganization.

(2)	As of November 9, 2009, these individuals became members of the Company’s Board of Directors upon the effectiveness of the Plan of Reorganization.

(3)	Includes cash retainer fees and meeting attendance fees, each as discussed in more detail below. Dollar amounts are comprised as follows:

	Annual Retainer	Aggregate Meeting
Name	Fee	Fees

Thomas P. Capo	$7,333	$2,400
Curtis J. Clawson	$6,000	$1,200
Jonathan F. Foster	$6,000	$2,400
David E. Fry	$33,000	$30,000
Conrad L. Mallett, Jr.	$37,333	$37,200
Larry W. McCurdy	$40,333	$48,800
Philip F. Murtaugh	$6,000	$1,200
Roy E. Parrott	$33,000	$38,400
Donald L. Runkle	$6,000	$—
Gregory C. Smith	$6,000	$2,400
David P. Spalding	$40,333	$41,600
James A. Stern	$40,333	$48,800
Henry D.G. Wallace	$53,333	$47,600
Richard F. Wallman	$33,000	$46,800

(4)	Non-employee directors were permitted to elect to defer portions of their cash retainer and meeting fees earned prior to March 24, 2009 into deferred stock units or an interest bearing account under the Outside Directors Compensation Plan. The following directors elected to defer the following percentages of their cash retainer and meeting fees earned in 2009 (prior to March 24th) into deferred stock units: Messrs. McCurdy and Stern — 100% of their cash retainer and meeting fees; Dr. Fry — 50% of his cash retainer; and Mr. Mallett — 25% of his cash retainer. All outstanding deferred stock units were cancelled for no value as of November 9, 2009 in connection with the Plan of Reorganization. Amounts of the retainer or meeting fees paid after March 24, 2009 may be deferred into an interest bearing account only. The following directors elected to defer the following percentages of their cash retainer and meeting fees earned in 2009 (on or after March 24th) into an interest bearing account: Messrs. McCurdy and Stern — 100% of their cash retainer and meeting fees; and Dr. Fry and Mr. Mallett — 50% of their cash retainer.

(5)	For the restricted unit grants, the value shown is what was recognized (for 2009 and prior grants) for financial statement reporting purposes with respect to the consolidated financial statements included in this Report in accordance with GAAP. The grant date value of the January 30, 2009 restricted unit grant to the directors was $90,000. In connection with the Plan of Reorganization, all outstanding restricted unit grants were cancelled for no value on November 9, 2009.

Summary of 2009 Director Compensation

In light of challenging automotive industry conditions, effective January 1, 2009, the Company restructured its Director Compensation program to reduce overall compensation costs and simplify its compensation programs. Annual retainers and meeting fees and the annual restricted unit grant were reduced by 20% and future restricted grants and deferrals of amounts under the program are no longer linked to the value of our common stock. Effective January 1, 2009, the annual retainer for non-employee directors was reduced from an annual rate of $45,000 to $36,000, with the additional retainer for the Chairman of the Audit Committee reduced from $20,000 to $16,000 and the additional retainer for the Chairmen of the Compensation Committee and Nominating and Corporate Governance Committee and for the Presiding Director reduced from $10,000 to $8,000. In addition, the amount each non-employee director receives for each Board and committee meeting attended was reduced from $1,500 to $1,200, other than the meeting fee for certain special committee meetings, which was reduced from $1,000 to $800. The retainers and meeting fees are now paid on a monthly, rather than quarterly, basis. Directors are also reimbursed for their expenses incurred in attending meetings.

Pursuant to the Outside Directors Compensation Plan, each non-employee director received annually on the last business day of January, restricted units representing shares of Lear common stock having a value of $90,000 on the date of the grant. Restricted unit grants were made on January 31, 2009, to all non-employee directors. The restricted units granted to non-employee directors were scheduled to vest over the three-year period following the grant date, with one-third of each recipient’s restricted units vesting on each of the first three anniversaries of the grant date. During the vesting period, non-employee directors received credits in a dividend equivalent account equal to amounts, if any, that would be paid as dividends on the shares represented by the restricted units. Once a restricted unit vested, the non-employee director holding such restricted unit was entitled to receive a cash distribution equal to the value of a share of Lear common stock on the date of vesting, plus any amount in his dividend equivalent account attributable to the vested unit. The restricted units were also immediately vested upon a director’s termination of service due to death, “disability,” “retirement” or upon a “change in control” of Lear (as each such term is defined in the Outside Directors Compensation Plan) prior to or concurrent with the director’s termination of service. In connection with the Plan of Reorganization, all outstanding restricted units were cancelled for no value on November 9, 2009. Beginning in 2010, the amount of the annual restricted unit grant was reduced from $90,000 to $72,000. Instead of restricted units that track the value of our common stock, the annual restricted grant was cash-based and was credited to the notional interest-bearing account that would vest and pay out in cash in equal amounts on each of the first three anniversaries of the grant date.

For amounts paid prior to March 24, 2009, a non-employee director could elect to defer receipt of all or a portion of his annual retainer and meeting fees, as well as any cash payments made upon vesting of restricted units. At the non-employee director’s election, amounts deferred were:

•	credited to a notional account and bear interest at an annual rate equal to the prime rate (as defined in the Outside Directors Compensation Plan); or

•	credited to a stock unit account.

Each stock unit was equal in value to one share of Lear common stock, but did not have voting rights. Stock units were credited with dividend equivalents that were paid into an interest account (credited with interest at an annual rate equal to the prime rate (as defined in the Outside Directors Compensation Plan)) if and when the Company declared and paid a dividend on its common stock. A non-employee director could elect to defer receipt of all or a portion of the payment due to him when a restricted unit vested, including the amount in his dividend equivalent account. This deferral was generally subject to the same requirements that applied to deferrals of the annual retainer and meeting fees.

To the extent that any amounts of the retainer or meeting fees paid after March 24, 2009 are deferred, they may be deferred into the interest account (and will bear interest at an annual rate equal to the prime rate, as defined in the Outside Directors Compensation Plan) instead of the stock account. Deferrals of future restricted grants will be held in an interest-bearing account until ultimately paid.

In general, amounts deferred are paid to a non-employee director as of the earliest of:

•	the date elected by such director;

•	the date the director ceases to be a director; or

•	the date a change of control (as defined in the Outside Directors Compensation Plan) occurs.

Amounts deferred are paid in cash in a single sum payment or, at the director’s election, in installments. Deferred stock units were paid in cash based on the fair market value of our common stock on the payout date. As described above, in connection with the Plan of Reorganization, all outstanding stock units were cancelled for no value on November 9, 2009.

In February 1997, we implemented stock ownership guidelines for non-employee directors. In 2007, the Compensation Committee modified the guidelines to provide for specified share ownership levels rather than a value of share ownership based on a multiple of a director’s annual retainer. A similar change to a fixed share amount was also made to the management stock ownership guidelines. The management stock ownership guidelines are discussed in “Compensation Discussion and Analysis — Elements of Compensation — Long-Term Incentives — Management Stock Ownership Guidelines.” The stock ownership level of 6,500 shares (increased from 3,500 shares in February 2010) must be achieved by each outside director within five years of becoming a director.

Directors who are also our employees receive no compensation for their services as directors except reimbursement of expenses incurred in attending meetings of our Board or Board committees.

2010 Director Compensation Update

Following the completion of our financial restructuring in November 2009, the Compensation Committee began a review of the outside director compensation program. After reviewing the program and data provided by the Compensation Committee’s compensation consultant (Towers Perrin) regarding director compensation practices at companies within our broad industrial comparator group, the Outside Directors Compensation Plan was amended effective January 1, 2010. Each non-employee director will receive an annual cash retainer equal to $110,000. The Presiding Director and the Chairmen of the Compensation Committee and the Nominating and Corporate Governance Committee will each receive an additional annual cash retainer of $10,000 and the Chairman of the Audit Committee will receive an additional annual cash retainer of $20,000. Meeting fees for the Board and standing committees have been eliminated, except that each non-employee director will be paid $1,500 for each meeting of the Board of Directors in excess of twelve that he attends in a calendar year. Meeting fees for special committees of the Board will be set by the Board at the time of the formation of the special committee.

Under the amended program, each non-employee director will also receive an annual unrestricted grant of Lear common stock equal in value to $130,000 and be subject to the stock ownership guidelines described above. Stock grants for 2010 were made in February 2010 and future grants will be made on the date of the Annual Stockholders Meeting at which a director is elected or re-elected to serve on the Board of Directors. Non-employee directors will no longer receive restricted grants (after the January 29, 2010 grant). The annual cash retainer for each director who received a restricted grant on January 29, 2010, will be reduced by $24,000 per year for three years to offset that restricted grant.

ITEM 12 —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth herein, the information required by Item 12 is incorporated by reference herein to the Proxy Statement section entitled “Directors and Beneficial Ownership — Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information

Number of Securities
Available for Future
	Number of Securities to be		Weighted Average		Issuance Under Equity
	Issued Upon Exercise of		Exercise Price of		Compensation Plans
	Outstanding Options,		Outstanding Options,		(Excluding Securities
	Warrants and Rights		Warrants and Rights		Reflected in Column (a))
As of December 31, 2009	(a)		(b)		(c)

Equity compensation plans approved by security holders(1)	1,301,613	(2)	$—	(3)	4,563,876
Equity compensation plans not approved by security holders	—		—		—

Total	1,301,613		$—		4,563,876

(1)	Includes the Lear Corporation 2009 Long-Term Stock Incentive Plan (LTSIP). As discussed above, the Bankruptcy Court approved the LTSIP, which became effective November 9, 2009. Plans approved by the Bankruptcy Court as part of our Plan of Reorganization are deemed to be approved by the stockholders of the Company under Delaware General Corporation Law.

(2)	Includes 1,301,613 of outstanding restricted stock units.

(3)	Reflects outstanding restricted stock units at a weighted average price of zero.

ITEM 13 —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

We have established a written policy that has been broadly disseminated within Lear regarding commercial transactions with related parties. This policy assists us in identifying, reviewing, monitoring and, as necessary, approving commercial transactions with related parties. The policy requires that any transaction, or series of transactions, with related parties in excess of $500,000, whether undertaken in or outside the ordinary course of our business, be presented to the Audit Committee for approval.

We have implemented various procedures to ensure compliance with the related party transaction policy. For example, Lear’s standard purchasing terms and conditions require vendors to advise us upon any such vendor becoming aware of certain directors, employees or stockholders of the vendor being affiliated with a director or officer (or immediate family member of either) of Lear or its subsidiaries. This requirement applies if such person is involved in the vendor’s relationship with Lear or if such person receives any direct or indirect compensation or benefit based on that relationship. Company policy prohibits our employees from simultaneously working for any customer or vendor of Lear. In addition, the policy prohibits our directors, officers and employees from participating in, or seeking to influence, decisions regarding the selection of a vendor or supplier if such person (or any member of his or her family living in the same household) has any personal or financial interest or investment in such vendor or supplier, subject to certain limited exceptions, and advises directors, officers and employees to report any violation of this policy to our legal department immediately upon becoming aware thereof.

Each year, we circulate conflict of interest questionnaires to all our directors, members of senior management, purchasing personnel and certain other employees. Based on the results of these questionnaires, the legal department reports all known transactions or relationships with related persons to, among others, our Chief Accounting Officer. The Chief Accounting Officer then ensures that all vendors identified as related party vendors are entered into a centralized payables system in North America. Payments to such vendors in North America are then processed through this system. At least twice per year, a list of known related parties is circulated to directors, executive officers and certain other employees for updating.

At least twice per year, the Chief Accounting Officer reports to the Vice President of Internal Audit on related party relationships, including those with customers, as well as the amount of business performed between Lear and each related party during the preceding six months, year-to-date and for the preceding fiscal year. At least annually, the Vice President of Internal Audit prepares an audit plan for reviewing significant transactions with related parties and reports such audit plan and the results to the Audit Committee. The Audit Committee also receives a summary of all significant transactions with related parties at least annually.

In connection with any required Audit Committee approval, a member of our senior management must represent to the Audit Committee that the related party at issue has been held to the same standards as unaffiliated third parties. Audit Committee members having (or having an immediate family member that has) a direct or indirect interest in the transaction, must recuse themselves from consideration of the transaction.

The Chief Accounting Officer, General Counsel and Vice President of Internal Audit meet at least twice per year to confirm the adequate monitoring and reporting of related party transactions. The Chief Accounting Officer then reports on such monitoring and disclosure at least annually to the Audit Committee, which in turn reports to the full Board of Directors regarding its review and approval of related party transactions.

During 2009, our related party transaction policy and practices required the review by the Audit Committee of the business transactions described in more detail below under “— Certain Transactions.”

With respect to the employment of related parties, we have adopted a written policy that has been broadly disseminated within Lear regarding the employment of immediate family members of our directors and executive officers. The policy does not prohibit such employment, but rather requires the identification, monitoring and review of such employment relationships by our human resources department and the Compensation Committee of the Board of Directors. The policy provides that all employment decisions should be made in accordance with Lear’s standard policies and procedures and that directors and officers must not seek to improperly influence any employment decisions regarding their immediate family members.

Pursuant to this policy, we have adopted procedures which assist us in identifying and reviewing such employment relationships. Our directors and executive officers are required to notify the senior human resources executive upon becoming aware that an immediate family member is seeking employment with Lear or any of its subsidiaries. In addition, each year, our directors and executive officers provide the Company with the names of their immediate family members who are employed by the Company. All employment decisions regarding these family members, including but not limited to changes in compensation and job title, are reviewed prior to the action and compiled in a report to assure related parties are held to the same employment standards as non-affiliated employees or parties. Our human resources department then reviews employment files and reports annually to the Compensation Committee of the Board of Directors with respect to related persons employed by Lear. The Compensation Committee then reports such relationships to the full Board of Directors.

During 2009, these procedures resulted in the review by the Compensation Committee of the employment relationships set forth below under “— Certain Transactions.”

In addition, our Code of Business Conduct and Ethics prohibits activities that conflict with, or have the appearance of conflicting with, the best interests of the Company and its stockholders. Such conflicts of interest may arise when an employee, or a member of the employee’s family, receives improper personal benefits as a result of such individual’s position in the Company. Also, another written policy prohibits any employee from having any involvement in employment and compensation decisions regarding any of his or her family members that are employed by the Company.

Certain Transactions

Terrence Kittleson, a brother-in-law of Lear’s Chairman, Chief Executive Officer and President, Robert E. Rossiter, is employed by CB Richard Ellis as an Executive Vice President. CB Richard Ellis provides Lear with real estate brokerage as well as property and project management services, and one of its subsidiaries leases property to Lear. In 2009, Lear paid an aggregate of approximately $2,337,000 to CB Richard Ellis for these services (excluding approximately $542,000 paid by Lear with respect to a leased property for which CB Richard Ellis serves as a third-party managing agent for the owner). Lear has engaged CB Richard Ellis in the ordinary course of its business and in accordance with its normal procedures for engaging service providers of these types of services. In addition, Lear’s lease with the CB Richard Ellis subsidiary was negotiated on an arms-length basis with a prior owner of the property.

Scott Ratsos, a Vice President of Engineering in Lear’s Global Seating Operations, is a son-in-law of Robert E. Rossiter, Lear’s Chairman, Chief Executive Officer and President. In 2009, Mr. Ratsos was paid approximately $288,000, which included a bonus payment in connection with Lear’s financial restructuring and other standard benefit arrangements. The compensation paid to Mr. Ratsos was approved in accordance with Lear’s standard compensation practices for similarly situated employees.

Brian T. Rossiter, a Platform Director in Lear’s Global Seating Operations, is the son of Robert E. Rossiter, Lear’s Chairman, Chief Executive Officer and President. In 2009, Brian T. Rossiter was paid approximately $158,000, which included a bonus payment in connection with Lear’s financial restructuring and other standard benefit arrangements. The compensation paid to Mr. Rossiter was approved in accordance with Lear’s standard compensation practices for similarly situated employees.

Curtis J. Clawson, a member of our Board of Directors, serves as president and chief executive officer and as a director of Hayes Lemmerz International, Inc. (“Hayes Lemmerz”). In addition, Mr. Wallace serves as a director of Hayes Lemmerz. In 2009, Hayes Lemmerz paid Lear approximately $4,221,000 for various goods provided by Lear. Lear made such sales to Hayes Lemmerz in the ordinary course of its business, on arms-length terms and in accordance with its normal procedures for these types of goods.

Independence of Directors

The Company’s Corporate Governance Guidelines provide that a majority of the members of the Board of Directors, and each member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, must meet the criteria for independence set forth under applicable law and the NYSE listing standards. No director qualifies as independent unless the Board of Directors determines that the director has no direct or indirect material relationship with the Company. The Board of Directors has established guidelines to assist in determining director independence. These guidelines are part of our Corporate Governance Guidelines, available on our website at www.lear.com. In addition to applying these director independence guidelines and the NYSE independence guidelines, the Board of Directors will consider all relevant facts and circumstances of which it is aware in making an independence determination with respect to any director.

The Board of Directors has made director independence determinations with respect to each person who served as a director during any portion of 2009. Based on our director independence guidelines and the NYSE independence guidelines, the Board of Directors has affirmatively determined that (i) Messrs. Foster and Murtaugh (A) have no relationships with us, (B) meet our director independence guidelines and the NYSE independence guidelines with respect to such relationships and (C) are independent; (ii) Messrs. Capo, Clawson, Fry, Mallett, McCurdy, Parrott, Runkle, Smith, Spalding, Stern and Wallman (A) have only immaterial relationships with us, (B) meet our director independence guidelines and the NYSE independence guidelines with respect to such relationships and (C) are independent; (iii) Mr. Wallace (A) has only immaterial relationships with us, (B) meets our director independence guidelines with respect to such relationships, other than the relationship relating to his brother discussed below, (C) meets the NYSE independence guidelines with respect to all such relationships and (D) is independent; and (iv) Mr. Rossiter is not independent. Mr. Rossiter is our Chairman, Chief Executive Officer and President. In making its independence determinations, the Board of Directors also considered the additional factors described below.

In making its determination with respect to Mr. Clawson, the Board of Directors considered that Mr. Clawson serves as the president, chief executive officer and a director of another company for which Mr. Wallace serves on the board of directors. The Board of Directors has concluded that this relationship is not material and that Mr. Clawson is independent.

In making its determination with respect to Mr. McCurdy, the Board of Directors considered the fact that Mr. McCurdy serves as the non-executive chairman of the board of directors of a company (i) for which Mr. Stern is an investor and director and (ii) was formed by an investment fund for which Mr. Stern serves as the chairman. Lear has done no business with such company in the past three years. The Board of Directors has concluded that these relationships are not material and that Mr. McCurdy is independent.

In making its determination with respect to Mr. Parrott, the Board of Directors considered that two children of Mr. Parrott previously were employed by Lear, with such employment ending in April 2007 and February 2007, respectively. Additionally, one of those children currently provides services to Lear, in a non-executive position, through an independent staffing agency frequently used by Lear to fill certain staffing needs. Such services fall within the NYSE independence guidelines. In addition, none of these family members lives in the same household as Mr. Parrott, and none is dependent on him for financial support. Mr. Parrott has not sought or participated in any employment decisions regarding these family members. The Board of Directors has concluded that these relationships are not material and that Mr. Parrott is independent.

In making its determination with respect to Mr. Spalding, the Board of Directors considered that Lear employs Mr. Spalding’s brother in a non-executive position. Such relationship falls within the NYSE independence guidelines. In addition, the employment relationship is on an arm’s-length basis, and Mr. Spalding has no involvement or interest, directly or indirectly, in employment decisions affecting his brother. The Board of Directors has concluded that this relationship is not material and that Mr. Spalding is independent.

In making its determination with respect to Mr. Stern, the Board of Directors considered that Mr. Rossiter has an investment as a limited partner in an investment fund for which Mr. Stern serves as the chairman. Additionally, the Board of Directors considered that Mr. Stern serves on the board of directors of a company with Mr. McCurdy. The Board of Directors has concluded that these relationships are not material and that Mr. Stern is independent.

In making its determination with respect to Mr. Wallace, the Board of Directors considered that Mr. Wallace’s brother serves as the non-executive chairman of a company with which Lear has done business in the last three years. The Board of Directors considered that (i) Mr. Wallace’s brother is not an executive officer of such company, (ii) the amount of business with the company falls below the NYSE’s guidelines, (iii) neither Mr. Wallace nor his brother were involved in Lear’s business relationship with the company and (iv) such business was conducted in accordance with Lear’s standard purchasing procedures for such products. Additionally, the Board of Directors considered that Mr. Wallace serves on the board of directors of another company with Messrs. Clawson and

Wallman. The Board of Directors has concluded that these relationships are not material and that Mr. Wallace is independent.

In making its determination with respect to Mr. Wallman, the Board of Directors considered that Mr. Wallman serves on the board of directors of another company with Mr. Wallace. The Board of Directors has concluded that this relationship is not material and that Mr. Wallman is independent.

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

1. Consolidated Financial Statements:

Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the two month period ended December 31, 2009, the ten month period ended November 7, 2009 and the years ended December 31, 2008 and 2007

Consolidated Statements of Equity for the two month period ended December 31, 2009, the ten month period ended November 7, 2009 and the years ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the two month period ended December 31, 2009, the ten month period ended November 7, 2009 and the years ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements

2. Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts

All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

3.	The exhibits listed on the “Index to Exhibits” on pages 167 through 168 are filed with this Form 10-K or incorporated by reference as set forth below.

(b)	The exhibits listed on the “Index to Exhibits” on pages 167 through 168 are filed with this Form 10-K or incorporated by reference as set forth below.

(c)	Additional Financial Statement Schedules

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2010.

LEAR CORPORATION

By:	/s/ Robert E. Rossiter
Robert E. Rossiter
Chairman, Chief Executive Officer and President
and a Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lear Corporation and in the capacities indicated on February 26, 2010.

/s/ Robert E. Rossiter	/s/ Conrad L. Mallett, Jr.

Robert E. Rossiter	Conrad L. Mallett, Jr.
Chairman of the Board of Directors, Chief Executive Officer and President and a Director (Principal Executive Officer)	a Director

/s/ Matthew J. Simoncini	/s/ Philip F. Murtaugh

Matthew J. Simoncini	Philip F. Murtaugh
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	a Director

/s/ Thomas P. Capo	/s/ Donald L. Runkle

Thomas P. Capo	Donald L. Runkle
a Director	a Director

/s/ Curtis J. Clawson	/s/ Gregory C. Smith

Curtis J. Clawson	Gregory C. Smith
a Director	a Director

/s/ Jonathan F. Foster	/s/ Henry D.G. Wallace

Jonathan F. Foster	Henry D.G. Wallace
a Director	a Director

Index to Exhibits

Exhibit
Number		Exhibit

3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 9, 2009).
3.2		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 9, 2009).
3.3		Certificate of Designations of Series A Convertible Participating Preferred Stock of the Company, as filed with the Secretary of State of the State of Delaware on November 9, 2009 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated November 9, 2009).
4.1		Warrant Agreement by and between the Company and Mellon Investor Services LLC, as Warrant Agent, dated as of November 9, 2009 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 9, 2009).
**4	.2	Registration Rights Agreement made as of November 9, 2009, by and among the Company and each of the other parties thereto.
10.1		Credit Agreement among the Company, the several Lenders from time to time parties thereto, Barclays Bank, PLC, as Documentation Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, dated as of October 23, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 23, 2009).
10.2		Second Lien Credit Agreement among the Company, the several Lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, dated as of November 9, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 9, 2009).
10	.3*	Terms of Lear Corporation Key Management Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2009).
10	.4*	Lear Corporation 2009 Long-Term Stock Incentive Plan (including the 2009 Restricted Stock Unit Terms and Conditions set forth in Annex A thereto) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 9, 2009).
10	.5*	Lear Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 9, 2009).
10	.6*	Lear Corporation PSP Excess Plan (f/k/a Lear Corporation Executive Supplemental Savings Plan), as amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 4, 2005).
10	.7*	First Amendment to the Lear Corporation PSP Excess Plan, dated as of November 10, 2005 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10	.8*	Second Amendment to the Lear Corporation PSP Excess Plan, dated as of December 21, 2006 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
10	.9*	Third Amendment to the Lear Corporation PSP Excess Plan, dated as of May 9, 2007 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).
10	.10*	Fourth Amendment to the Lear Corporation PSP Excess Plan, effective as of December 18, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 18, 2007).
10	.11*	Fifth Amendment to the Lear Corporation PSP Excess Plan, dated as of February 14, 2008 (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).
10	.12*	Sixth Amendment to the Lear Corporation PSP Excess Plan, effective as of July 1, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008).
10	.13*	Seventh Amendment to the Lear Corporation PSP Excess Plan, dated as of November 5, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 5, 2008).

Exhibit
Number		Exhibit

10	.14*	Lear Corporation Estate Preservation Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10	.15*	Lear Corporation Pension Equalization Program, as amended through August 15, 2003 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10	.16*	First Amendment to the Lear Corporation Pension Equalization Program, dated as of December 21, 2006 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
10	.17*	Second Amendment to the Lear Corporation Pension Equalization Program, dated as of May 9, 2007 (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).
10	.18*	Third Amendment to the Lear Corporation Pension Equalization Program, effective as of December 18, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 18, 2007).
10	.19*	Lear Corporation Outside Directors Compensation Plan, amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.20*	Employment Agreement, dated June 30, 2009, between the Company and Robert E. Rossiter (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 6, 2009).
10	.21*	Employment Agreement, dated June 30, 2009, between the Company and Matthew J. Simoncini (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 6, 2009).
10	.22*	Employment Agreement, dated June 30, 2009, between the Company and Raymond E. Scott (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated July 6, 2009).
10	.23*	Employment Agreement, dated June 30, 2009, between the Company and Louis R. Salvatore (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated July 6, 2009).
** 10	.24*	Employment Agreement, dated June 30, 2009, between the Company and Terrence B. Larkin.
** 10	.25*	2009 Restricted Stock Unit Terms and Conditions for Robert E. Rossiter.
** 12.1		Computation of ratios of earnings to fixed charges.
** 21.1		List of subsidiaries of the Company.
** 23.1		Consent of Ernst & Young LLP.
** 31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
** 31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
** 32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
** 32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated September 18, 2009 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated November 5, 2009).

*		Compensatory plan or arrangement.
**		Filed herewith.