Form 10-Q
period 2010-04-03
LEAR CORP
filed 2010-05-14
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2010.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 of 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
As of May 12, 2010, the number of shares outstanding of the registrant’s common stock was 46,688,247 shares.

LEAR CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED APRIL 3, 2010

LEAR CORPORATION
PART I — FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We have prepared the condensed consolidated financial statements of Lear Corporation and subsidiaries, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended December 31, 2009.
The financial information presented reflects all adjustments (consisting of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations, cash flows and financial position for the interim periods presented. These results are not necessarily indicative of a full year’s results of operations.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	Successor
	April 3,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,300.4	$1,554.0
Accounts receivable	1,874.3	1,479.9
Inventories	499.6	447.4
Other	337.5	305.7

Total current assets	4,011.8	3,787.0

LONG-TERM ASSETS:
Property, plant and equipment, net	1,005.2	1,050.9
Goodwill	609.5	621.4
Other	606.8	614.0

Total long-term assets	2,221.5	2,286.3

	$6,233.3	$6,073.3

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$42.9	$37.1
Accounts payable and drafts	1,802.1	1,547.5
Accrued liabilities	897.9	808.1
Current portion of long-term debt	2.9	8.1

Total current liabilities	2,745.8	2,400.8

LONG-TERM LIABILITIES:
Long-term debt	699.2	927.1
Other	547.0	563.6

Total long-term liabilities	1,246.2	1,490.7

EQUITY:
Series A convertible preferred stock, 100,000,000 shares authorized; 10,896,250 shares issued as of April 3, 2010 and December 31, 2009; 5,174,247 and 9,881,303 shares outstanding as of April 3, 2010 and December 31, 2009, respectively	213.7	408.1
Common stock, $0.01 par value, 300,000,000 shares authorized; 44,365,551 and 36,954,733 shares issued and outstanding as of April 3, 2010 and December 31, 2009, respectively	0.4	0.4
Additional paid-in capital, including warrants to purchase common stock	1,886.7	1,685.7
Common stock held in treasury, 27,162 shares as of April 3, 2010, at cost	(1.8)	—
Retained earnings (deficit)	62.3	(3.8)
Accumulated other comprehensive loss	(26.6)	(1.3)

Lear Corporation stockholders’ equity	2,134.7	2,089.1
Noncontrolling interests	106.6	92.7

Equity	2,241.3	2,181.8

	$6,233.3	$6,073.3

The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share data)

	Three Months Ended
	Successor	Predecessor
	April 3,	April 4,
	2010	2009
Net sales	$2,938.5	$2,168.3

Cost of sales	2,683.7	2,243.0
Selling, general and administrative expenses	127.9	112.1
Amortization of intangible assets	6.7	1.1
Interest expense	19.0	56.4
Other expense, net	21.0	12.8

Consolidated income (loss) before provision for income taxes	80.2	(257.1)
Provision for income taxes	6.4	5.7

Consolidated net income (loss)	73.8	(262.8)
Less: Net income attributable to noncontrolling interests	7.7	2.0

Net income (loss) attributable to Lear	$66.1	$(264.8)

Basic net income (loss) per share attributable to Lear	$1.58	$(3.42)

Diluted net income (loss) per share attributable to Lear	$1.22	$(3.42)

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended
	Successor	Predecessor
	April 3, 2010	April 4, 2009
Cash Flows from Operating Activities:
Consolidated net income (loss)	$73.8	$(262.8)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	58.5	65.6
Net change in recoverable customer engineering, development and tooling	2.0	6.3
Net change in working capital items	(99.5)	(53.6)
Net change in sold accounts receivable	—	(138.5)
Other, net	4.1	46.2

Net cash provided by (used in) operating activities	38.9	(336.8)

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(34.8)	(20.7)
Other, net	4.1	8.4

Net cash used in investing activities	(30.7)	(12.3)

Cash Flows from Financing Activities:
Proceeds from the issuance of senior notes	694.5	—
First lien credit agreement repayments	(375.0)	—
Second lien credit agreement repayments	(550.0)	—
Other long-term debt repayments, net	(1.7)	(1.3)
Short-term debt borrowings (repayments), net	5.6	(2.8)
Payment of debt issuance costs	(16.3)	(7.8)
Dividends paid to noncontrolling interests	—	(3.2)
Increase in drafts	0.4	1.5

Net cash used in financing activities	(242.5)	(13.6)

Effect of foreign currency translation	(19.3)	4.9

Net Change in Cash and Cash Equivalents	(253.6)	(357.8)
Cash and Cash Equivalents as of Beginning of Period	1,554.0	1,592.1

Cash and Cash Equivalents as of End of Period	$1,300.4	$1,234.3

Changes in Working Capital Items:
Accounts receivable	$(418.3)	$(22.2)
Inventories	(60.0)	58.7
Accounts payable	291.9	(132.3)
Accrued liabilities and other	86.9	42.2

Net change in working capital items	$(99.5)	$(53.6)

Supplementary Disclosure:
Cash paid for interest	$29.1	$32.4

Cash paid for income taxes	$5.2	$24.0

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
Lear Corporation (“Lear” and together with consolidated subsidiaries, the “Company”) and its affiliates design and manufacture complete automotive seat systems and related components, as well as electrical power management systems. Lear’s main customers are automotive original equipment manufacturers. Lear operates facilities worldwide.
On November 9, 2009, Lear and certain of its U.S. and Canadian subsidiaries emerged from bankruptcy proceedings under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”). In accordance with the provisions of FASB Accounting Standards CodificationTM (“ASC”) 852, “Reorganizations,” Lear adopted fresh-start accounting upon its emergence from Chapter 11 bankruptcy proceedings and became a new entity for financial reporting purposes as of November 7, 2009. Accordingly, the consolidated financial statements for the reporting entity subsequent to emergence from Chapter 11 bankruptcy proceedings (the “Successor”) are not comparable to the consolidated financial statements for the reporting entity prior to emergence from Chapter 11 bankruptcy proceedings (the “Predecessor”). The “Company,” when used in reference to the period subsequent to emergence from Chapter 11 bankruptcy proceedings, refers to the Successor, and when used in reference to periods prior to emergence from Chapter 11 bankruptcy proceedings, refers to the Predecessor. For further information, see Note 1, “Basis of Presentation,” and Note 2, “Reorganization under Chapter 11,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
The accompanying condensed consolidated financial statements include the accounts of Lear, a Delaware corporation, and the wholly owned and less than wholly owned subsidiaries controlled by Lear. In addition, Lear consolidates variable interest entities in which it bears a majority of the risk of the entities’ potential losses or stands to gain from a majority of the entities’ expected returns and generally has voting control over these entities as well. Investments in affiliates in which Lear does not have control, but does have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method.
Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended April 3, 2010.
(2) Restructuring Activities
In 2005, the Company initiated a three-year restructuring strategy to (i) eliminate excess capacity and lower the operating costs of the Company, (ii) streamline the Company’s organizational structure and reposition its business for improved long-term profitability and (iii) better align the Company’s manufacturing footprint with the changing needs of its customers. In light of industry conditions and customer announcements, the Company expanded this strategy, and through the end of 2009, the Company incurred pretax restructuring costs of $672.2 million. In the first quarter of 2010, the Company continued to restructure its global operations and to aggressively reduce its costs. The Company expects accelerated restructuring actions and related investments to continue for the next few years.
Restructuring costs include employee termination benefits, fixed asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. These incremental costs principally include equipment and personnel relocation costs. The Company also incurs incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs are recognized in the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). Generally, charges are recorded as elements of the restructuring strategy are finalized.
In the first quarter of 2010, the Company recorded charges of $12.7 million in connection with its restructuring actions. These charges consist of $12.5 million recorded as cost of sales and $0.2 million recorded as selling, general and administrative expenses. The first quarter 2010 charges consist of employee termination benefits of $8.3 million, asset impairment charges of $2.6 million and other related costs of $1.8 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $2.6 million in excess of related estimated fair values.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of 2010 activity is shown below (in millions):

	Accrual as of	2010	Utilization		Accrual as of
	January 1, 2010	Charges	Cash	Non-cash	April 3, 2010
Initial Restructuring Strategy:
Employee termination benefits	$11.2	$—	$(0.1)	$—	$11.1
Contract termination costs	2.0	—	—	—	2.0

	13.2	—	(0.1)	—	13.1

Other Restructuring Initiatives:
Employee termination benefits	68.6	8.3	(42.8)	—	34.1
Asset impairments	—	2.6	—	(2.6)	—
Contract termination costs	1.3	—	—	—	1.3
Other related costs	—	1.8	(1.8)	—	—

	69.9	12.7	(44.6)	(2.6)	35.4

Total	$83.1	$12.7	$(44.7)	$(2.6)	$48.5

(3) Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	April 3,	December 31,
	2010	2009
Raw materials	$415.1	$378.7
Work-in-process	28.8	26.1
Finished goods	55.7	42.6

Inventories	$499.6	$447.4

(4) Property, Plant and Equipment
Property, plant and equipment is stated at cost; however, as a result of the adoption of fresh-start accounting, property, plant and equipment was re-measured at estimated fair value as of November 7, 2009 (for further information, see Note 3, “Fresh-Start Accounting,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009). Depreciable property is depreciated over the estimated useful lives of the assets, using principally the straight-line method. A summary of property, plant and equipment is shown below (in millions):

	April 3,	December 31,
	2010	2009
Land	$109.9	$114.9
Buildings and improvements	359.0	358.4
Machinery and equipment	619.6	608.3
Construction in progress	3.9	4.5

Total property, plant and equipment	1,092.4	1,086.1
Less – accumulated depreciation	(87.2)	(35.2)

Net property, plant and equipment	$1,005.2	$1,050.9

Depreciation expense was $51.8 million and $64.5 million in the three months ended April 3, 2010 and April 4, 2009, respectively.
Costs associated with the repair and maintenance of the Company’s property, plant and equipment are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency or safety of the Company’s property, plant and equipment are capitalized and depreciated over the remaining life of the related asset.
The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with GAAP. If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated by the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
impairment loss is measured and recognized. The Company does not believe that there were any indicators that would have resulted in additional long-lived asset impairment charges as of April 3, 2010. The Company will, however, continue to assess the impact of any significant industry events and long-term automotive production estimates on the realization of its long-lived assets.
(5) Goodwill
A summary of the changes in the carrying amount of goodwill, all of which relates to the seating systems segment, for the three months ended April 3, 2010, is shown below (in millions):

Balance as of January 1, 2010	$621.4
Foreign currency translation	(11.9)

Balance as of April 3, 2010	$609.5

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
The Company does not believe that there were any indicators that would have resulted in goodwill impairment charges as of April 3, 2010. The Company will, however, continue to assess the impact of any significant industry events and long-term automotive production estimates on its recorded goodwill.
(6) Long-Term Debt
A summary of long-term debt and the related weighted average interest rates is shown below (in millions):

	April 3, 2010		December 31, 2009
		Weighted		Weighted
	Long-Term	Average	Long-Term	Average
	Debt	Interest Rate	Debt	Interest Rate
7.875% Senior Notes due 2018	$347.4	8.00%	$—	N/A
8.125% Senior Notes due 2020	347.1	8.25%	—	N/A
First Lien Credit Agreement	—	N/A	375.0	7.50%
Second Lien Credit Agreement	—	N/A	550.0	9.00%
Other	7.6	0.55%	10.2	2.05%

	702.1		935.2
Less – Current portion	(2.9)		(8.1)

Long-term debt	$699.2		$927.1

Senior Notes
On March 26, 2010, the Company issued $350 million in aggregate principal amount at maturity of unsecured 7.875% senior notes due 2018 (the “2018 Notes”) and $350 million in aggregate principal amount at maturity of unsecured 8.125% senior notes due 2020 (the “2020 Notes” and together with the 2018 Notes, the “Notes”), yielding gross proceeds of $694.5 million (net proceeds were $681.4 million, after giving effect to the payment of underwriting costs of $13.1 million). The 2018 Notes were priced at 99.276% of par, resulting in a yield to maturity of 8.00%, and the 2020 Notes were priced at 99.164% of par, resulting in a yield to maturity of 8.25%. The Notes were offered and sold pursuant to the Company’s shelf registration statement on Form S-3 filed with the Securities and Exchange Commission on March 22, 2010. The net proceeds from the issuance of the Notes, together with existing cash on hand, were used to repay in full an aggregate amount of $925.0 million of term loans provided under the Company’s first and second lien credit agreements.
Interest is payable on the Notes on March 15 and September 15 of each year, beginning September 15, 2010. The 2018 Notes mature on March 15, 2018, and the 2020 Notes mature on March 15, 2020.
The Company may redeem all or part of the Notes, at its option, at any time on or after March 15, 2014, in the case of the 2018 Notes, and March 15, 2015, in the case of the 2020 Notes, at the redemption prices set forth below, plus accrued and unpaid interest to the redemption date.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Twelve-Month Period Commencing March 15,	2018 Notes	2020 Notes
2014	103.938%	N/A
2015	101.969%	104.063%
2016	100.0%	102.708%
2017	100.0%	101.354%
2018 and thereafter	100.0%	100.0%
Prior to March 15, 2013, the Company may redeem up to 35% of the original aggregate principal amount of the 2018 Notes and the 2020 Notes at a price equal to 107.875% and 108.125%, respectively, of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings, provided that at least 65% of the original aggregate principal amount of each series of Notes remains outstanding after the redemption. The Company may also redeem all or part of the Notes at any time prior to March 15, 2014, in the case of the 2018 Notes, and March 15, 2015, in the case of the 2020 Notes, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to the redemption date and a “make-whole” premium. In addition, the Company may redeem up to 10% of the original aggregate principal amount of each series of Notes during any 12-month period prior to March 15, 2014, in the case of the 2018 Notes, and March 15, 2015, in the case of the 2020 Notes, at a price equal to 103% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.
Subject to certain limitations, in the event of a change of control of the Company, the Company will be required to make an offer to purchase the Notes at a purchase price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest to the date of purchase.
The Notes are senior unsecured obligations. The Company’s obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain domestic subsidiaries, which are directly or indirectly 100% owned by Lear (Note 18, “Supplemental Guarantor Condensed Consolidating Financial Statements”).
The indenture governing the Notes contains restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to: (i) incur additional debt, (ii) pay dividends and make other restricted payments, (iii) create or permit certain liens, (iv) issue or sell capital stock of the Company’s restricted subsidiaries, (v) use the proceeds from sales of assets and subsidiary stock, (vi) create or permit restrictions on the ability of the Company’s restricted subsidiaries to pay dividends or make other distributions to the Company, (vii) enter into transactions with affiliates, (viii) enter into sale and leaseback transactions and (ix) consolidate or merge or sell all or substantially all of the Company’s assets. The foregoing limitations are subject to exceptions as set forth in the Notes. In addition, if in the future the Notes have an investment grade credit rating from both Moody’s Investors Service and Standard & Poor’s Ratings Services and no default has occurred and is continuing, certain of these covenants will, thereafter, no longer apply to the Notes for so long as the Notes have an investment grade credit rating by both rating agencies. As of April 3, 2010, the Company was in compliance with all covenants under the indenture governing the Notes.
The indenture governing the Notes contains customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) non-payment of principal or interest, (ii) breach of certain covenants contained in the indenture governing the Notes, (iii) failure to pay certain other indebtedness or the acceleration of certain other indebtedness prior to maturity if the total amount of such indebtedness unpaid or accelerated exceeds $100 million or its foreign currency equivalent, (iv) the rendering of a final and nonappealable judgment for the payment of money in excess of $100 million or its foreign currency equivalent that is not timely paid or its enforcement stayed, (v) the failure of the guarantees by the subsidiary guarantors to be in full force and effect in all material respects and (vi) certain events of bankruptcy or insolvency. Generally, if an event of default occurs (subject to certain exceptions), the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Notes of any series may declare all of the Notes of such series to be due and payable immediately.
First and Second Lien Credit Agreements
In connection with the Company’s emergence from Chapter 11 bankruptcy proceedings, the Company entered into a first lien credit agreement and a second lien credit agreement in the fourth quarter of 2009. As of December 31, 2009, the Company had $375.0 million and $550.0 million of term loans outstanding under the first lien credit agreement and the second lien credit agreement, respectively.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Effective March 19, 2010, the Company entered into an amendment and restatement of the first lien credit agreement (as amended, restated or otherwise modified, the “first lien credit agreement”), which provides for a $110 million revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility permits borrowings for general corporate and working capital purposes and the issuance of letters of credit. The commitments under the Revolving Credit Facility expire on March 19, 2013.
Advances under the Revolving Credit Facility bear interest at a variable rate per annum equal to (i) LIBOR, as adjusted for certain statutory reserves, plus an adjustable margin based on the Company’s corporate rating, 4.25% as of the date of this Report, payable on the last day of each applicable interest period but in no event less frequently than quarterly, or (ii) the Adjusted Base Rate (as defined in the first lien credit agreement) plus an adjustable margin based on the Company’s corporate rating, 3.25% as of the date of this Report, payable quarterly.
The Revolving Credit Facility contains various customary representations, warranties and covenants by the Company, including, without limitation, (i) covenants regarding maximum leverage and minimum interest coverage, (ii) limitations on the amount of capital expenditures, (iii) limitations on fundamental changes involving the Company or its subsidiaries and (iv) limitations on indebtedness and liens. As of April 3, 2010, there were no borrowings outstanding under the Revolving Credit Facility, and the Company was in compliance with all covenants set forth in the agreement governing the Revolving Credit Facility.
Also on March 19, 2010, the Company amended the first lien credit agreement, which facilitated, among other things, the issuance of the Notes and in connection therewith, permitted the application of the net proceeds of such Notes offering to prepay amounts outstanding under the second lien credit agreement and the application of the Company’s existing cash on hand to prepay remaining amounts outstanding under the second lien credit agreement. The amendment also provides for the repurchase of certain amounts of the Notes and for a limited amount of cash dividend payments or repurchases of the Company’s common stock, when certain terms and conditions are met.
As discussed above, the Company used the net proceeds from the issuance of the Notes, together with its existing cash on hand, to repay in full all amounts outstanding under the term loans provided under the Company’s first and second lien credit agreements. In connection with the issuance of the Notes, the repayment of the term loans and the related amendments to the first lien credit agreement, the Company recognized a loss on the extinguishment of debt of $11.8 million, resulting from the write-off of unamortized debt issuance costs, and paid debt issuance costs of $16.3 million. The loss on the extinguishment of debt is recorded in other expense, net. See Note 9, “Other Expense, Net.”
(7) Pension and Other Postretirement Benefit Plans
Net Periodic Benefit Cost
The components of the Company’s net periodic benefit cost are shown below (in millions):

	Pension		Other Postretirement
	Three Months Ended		Three Months Ended
	Successor	Predecessor	Successor	Predecessor
	April 3,	April 4,	April 3,	April 4,
	2010	2009	2010	2009
Service cost	$2.1	$2.4	$0.3	$0.6
Interest cost	12.4	11.1	2.2	2.8
Expected return on plan assets	(13.7)	(9.7)	—	—
Amortization of actuarial loss	—	1.5	—	0.1
Amortization of transition obligation	—	—	—	0.1
Amortization of prior service cost (credit)	—	1.4	—	(1.8)
Curtailment loss	—	37.3	—	—
Settlement (gain) loss	(0.1)	0.5	—	—
Special termination benefits	—	20.2	—	0.1

Net periodic benefit cost	$0.7	$64.7	$2.5	$1.9

In the first quarter of 2009, the Company recorded pension plan curtailment losses and special termination benefits of $57.1 million resulting from employee terminations associated with the Company’s restructuring activities.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Contributions
Employer contributions to the Company’s domestic and foreign pension plans for the three months ended April 3, 2010, were $2.8 million, in aggregate. Based on minimum funding requirements, the Company expects required additional contributions of $25 to $30 million, in aggregate, to its domestic and foreign pension plans in 2010. The Company may elect to make contributions in excess of minimum funding requirements in response to investment performance and changes in interest rates, to achieve funding levels required by the Company’s defined benefit plan arrangements or when the Company believes it is financially advantageous to do so and based on its other capital requirements.
In addition, contributions to the Company’s defined contribution retirement program for its salaried employees, determined as a percentage of each covered employee’s eligible compensation, are expected to be approximately $10 million in 2010.
New Legislation
In March 2010, the Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act (the “Acts”) were signed into law. The Acts contain provisions which could impact the Company’s accounting for retiree medical benefits in future periods. The Company has completed an initial assessment of the Acts, and based on the analysis to date, the provisions of the Acts which are reasonably determinable are not expected to have a material impact on the Company’s other postretirement benefit plans. Accordingly, a remeasurement of the Company’s postretirement benefit obligation is not required at this time. The Company will continue to assess the provisions of the Acts and may consider plan amendments in future periods to respond to the provisions of the Acts.
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

	Successor	Predecessor
	April 3,	April 4,
	2010	2009
Other expense	$22.3	$27.2
Other income	(1.3)	(14.4)

Other expense, net	$21.0	$12.8

For the three months ended April 3, 2010, other expense includes a loss on the extinguishment of debt of $11.8 million, resulting from the write-off of unamortized debt issuance costs, and foreign exchange losses of $7.5 million. For the three months ended April 4, 2009, other expense includes equity in net loss of affiliates of $19.2 million and losses of $3.0 million related to derivative instruments and hedging activities, while other income includes foreign exchange gains of $11.0 million.
(10) Income Taxes
The provision for income taxes was $6.4 million in the first quarter of 2010, representing an effective tax rate of 8.0% on pretax income of $80.2 million, as compared to $5.7 million in the first quarter of 2009, representing an effective tax rate of negative 2.2% on a pretax loss of $257.1 million.
In the first quarter of 2010, the provision for income taxes was impacted by the mix of earnings among tax jurisdictions, as well as a tax benefit of $17.7 million, including interest, related to reductions in recorded tax reserves. The provision was also impacted by a portion of the Company’s restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
the first quarter of 2009, the provision for income taxes primarily relates to profitable foreign operations, as well as withholding taxes on royalties and dividends paid by the Company’s foreign subsidiaries. In addition, the Company incurred losses in several countries that provided no tax benefits due to valuation allowances on its deferred tax assets in those countries. The provision was also impacted by a portion of the Company’s restructuring charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Additionally, the provision was impacted by tax benefits of $9.6 million, including interest, related to reductions in recorded tax reserves and tax expense of $5.5 million related to the establishment of valuation allowances in certain foreign subsidiaries. Excluding these items, the effective tax rate in the first quarters of 2010 and 2009 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items.
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
In connection with the Company’s emergence from Chapter 11 bankruptcy proceedings, the Company was able to retain a significant portion of its U.S. net operating loss, capital loss and tax credit carryforwards (collectively, the “Tax Attributes”). However, Internal Revenue Code (“IRC”) Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its Tax Attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. The Company’s emergence from Chapter 11 bankruptcy proceedings is considered a change in ownership for purposes of IRC Section 382. The limitation under the IRC is based on the value of the corporation as of the emergence date. As a result, the Company’s future U.S. taxable income may not be fully offset by the Tax Attributes if such income exceeds its annual limitation, and the Company may incur a tax liability with respect to such income. In addition, subsequent changes in ownership for purposes of the IRC could further diminish the value of the Company’s Tax Attributes.
The Company operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subject to review by both domestic and foreign tax authorities. As a result of the conclusion of current examinations and the expiration of the statute of limitations in several jurisdictions, the Company decreased the amount of its gross unrecognized tax benefits, excluding interest and penalties, by $11.5 million, all of which impacted the effective tax rate in the three months ended April 3, 2010. During the next twelve months, it is reasonably possible that, as a result of audit settlements, the conclusion of current examinations and the expiration of the statute of limitations in several jurisdictions, the Company may decrease the amount of its gross unrecognized tax benefits, excluding interest and penalties, by approximately $12.0 million, all of which, if recognized, would impact its effective tax rate. The gross unrecognized tax benefits subject to potential decrease involve issues related to transfer pricing, tax credits and various other tax items in several jurisdictions. However, as a result of ongoing examinations, tax proceedings in certain countries, additions to the gross unrecognized tax benefits for positions taken and interest and penalties, if any, arising in the future, it is not possible to estimate the potential net increase or decrease to the Company’s gross unrecognized tax benefits during the next twelve months.
New Legislation
The Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act described above in Note 7, “Pension and Other Postretirement Benefit Plans,” will reduce the tax deduction available to the Company to the extent of any Medicare Part D subsidy received. Although the Acts do not take effect until 2012, the Company is required to recognize the tax impact in the financial statements in the period in which the Acts were signed. Due to the full valuation allowance recorded against deferred tax assets in the United States, the Acts will not impact the Company’s 2010 effective tax rate.
(11) Net Income (Loss) Per Share Attributable to Lear
Basic net income (loss) per share attributable to Lear is computed using the weighted average common shares outstanding during the period. Common shares issuable upon the satisfaction of certain conditions pursuant to a contractual agreement, such as those common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings, are considered common shares outstanding and are included in the computation of basic net income (loss) per share. Diluted net income (loss) per share attributable to Lear includes the dilutive effect of common stock equivalents using the average share price during the period. A

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
summary of net income (loss) attributable to Lear for diluted net income (loss) per share attributable to Lear (in millions) and shares outstanding is shown below:

	Three Months Ended
	Successor	Predecessor
	April 3, 2010	April 4, 2009
Net income (loss) attributable to Lear	$66.1	$(264.8)

Weighted average common shares outstanding	41,880,977	77,450,328
Dilutive effect of common stock equivalents	12,119,785	—

Weighted average diluted shares outstanding	54,000,762	77,450,328

Diluted net income (loss) per share attributable to Lear	$1.22	$(3.42)
The effect of certain common stock equivalents, including options, restricted stock units, performance units and stock appreciation rights, were excluded from the computation of weighted average diluted shares outstanding for the three months ended April 4, 2009, as inclusion would have resulted in antidilution. In addition, shares issuable upon conversion of the Company’s outstanding zero-coupon convertible debt were excluded from the computation of weighted average diluted shares outstanding for the three months ended April 4, 2009, as inclusion would have resulted in antidilution. A summary of these options and their exercise prices, as well as these restricted stock units, performance units and stock appreciation rights, is shown below:

Predecessor
Three Months Ended
April 4, 2009
Options
Antidilutive options	1,071,325
Exercise price	$22.12 — $55.33
Restricted stock units	926,243
Performance units	92,929
Stock appreciation rights	2,386,515
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of comprehensive income (loss) and reconciliations of equity (deficit), Lear Corporation stockholders’ equity (deficit) and noncontrolling interests for the three months ended April 3, 2010 and April 4, 2009, are shown below (in millions):

	Successor			Predecessor
	Three Months Ended April 3, 2010			Three Months Ended April 4, 2009
		Attributable			Attributable
		to Lear	Non-		to Lear	Non-
		Corporation	controlling	Equity	Corporation	controlling
	Equity	Stockholders	Interests	(Deficit)	Stockholders	Interests
Beginning equity balance	$2,181.8	$2,089.1	$92.7	$247.7	$198.9	$48.8
Stock-based compensation transactions	4.8	4.8	—	2.9	2.9	—
Dividends paid to noncontrolling interests	—	—	—	(3.2)	—	(3.2)
Transactions with affiliates	6.5	—	6.5	—	—	—
Comprehensive income (loss):
Net income (loss)	73.8	66.1	7.7	(262.8)	(264.8)	2.0
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	0.1	0.1	—	7.4	7.4	—
Derivative instruments and hedging activities	14.3	14.3	—	2.2	2.2	—
Foreign currency translation adjustment	(40.0)	(39.7)	(0.3)	(35.6)	(36.0)	0.4

Other comprehensive income (loss)	(25.6)	(25.3)	(0.3)	(26.0)	(26.4)	0.4

Comprehensive income (loss)	48.2	40.8	7.4	(288.8)	(291.2)	2.4

Ending equity (deficit) balance	$2,241.3	$2,134.7	$106.6	$ (41.4)	$(89.4)	$48.0

(13) Pre-Production Costs Related to Long-Term Supply Agreements
The Company incurs pre-production engineering and development (“E&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production E&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a non-cancelable right to use the tooling. During the first quarters of 2010 and 2009, the Company capitalized $31.3 million and $34.8 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. In addition, during the first quarters of 2010 and 2009, the Company capitalized $33.1 million and $32.6 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets. During the first quarters of 2010 and 2009, the Company collected $69.3 million and $70.9 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer engineering, development and tooling costs related to long-term supply agreements is shown below (in millions):

	April 3,	December 31,
	2010	2009
Current	$40.3	$38.5
Long-term	68.6	76.8

Recoverable customer engineering, development and tooling	$108.9	$115.3

(14) Legal and Other Contingencies
As of April 3, 2010 and December 31, 2009, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $18.7 million and $18.8 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal liabilities, as described below.

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
On January 26, 2004, the Company filed a patent infringement lawsuit against Johnson Controls Inc. and Johnson Controls Interiors LLC (together, the “JCI Parties”) in the U.S. District Court for the Eastern District of Michigan alleging that the JCI Parties’ garage door opener products infringed certain of the Company’s radio frequency transmitter patents (which complaint was dismissed and subsequently re-filed by the Company in September 2004). The Company is seeking a declaration that the JCI Parties infringe its patents and an order enjoining the JCI Parties from further infringing those patents by making, selling or offering to sell their garage door opener products, as well as an award of compensatory damages, attorney fees and costs. The JCI Parties counterclaimed seeking a declaration that the subject patents are invalid and unenforceable and that the JCI Parties are not infringing these patents, as well as an award of attorney fees and costs. The JCI Parties have also filed motions for summary judgment asserting that their garage door opener products do not infringe the Company’s patents and that one of the Company’s patents is invalid and unenforceable. In November 2007, the court issued an opinion and order granting, in part, and denying, in part, the JCI Parties’ motion for summary judgment on one of the Company’s patents and denying the JCI Parties’ motion to hold the patent unenforceable. The court’s opinion did not address the other two patents involved in this matter. On March 11, 2010, the court issued an opinion and order granting the JCI Parties’ motion for summary judgment on two of the three patents-in-suit, U.S. Patent No. Re 36,181 and U.S. Patent No. Re 36,752. This order leaves for trial by jury the issue of whether the JCI Parties’ infringed the third patent-in-suit, U.S. Patent No. 5,731,756. A trial date with respect to this matter has not yet been scheduled.
On June 13, 2005, The Chamberlain Group (“Chamberlain”) filed a lawsuit against the Company and Ford Motor Company (“Ford”) in the U.S. District Court for the Northern District of Illinois alleging patent infringement (from which Ford was subsequently dismissed) (the “Chamberlain Matter”). Two counts were asserted against the Company based upon two Chamberlain rolling-code garage door opener system patents (Patent Nos. 6,154,544 and 6,810,123). The Company denies that it has infringed these patents and further contends that these patents are invalid and/or unenforceable. The Chamberlain lawsuit was filed in connection with the marketing of the Company’s universal garage door opener system, which competes with a product offered by Johnson Controls Interiors LLC (“JCI”). JCI obtained technology from Chamberlain to operate its product. In October 2005, Chamberlain filed an amended complaint and joined JCI as a plaintiff. The Company filed an answer and counterclaim seeking a declaration that the patents were not infringed and were invalid, as well as an award of attorney fees and costs. Chamberlain and JCI are seeking a declaration that the Company infringes Chamberlain’s patents and an order enjoining the Company from making, selling or offering to sell products which, they allege, infringe Chamberlain’s patents, as well as an award of compensatory and treble damages and attorney fees and costs. On August 12, 2008, a new patent (Patent No. 7,412,056) was issued to Chamberlain relating to the same technology as the patents disputed in this lawsuit. On August 19, 2008, Chamberlain and JCI filed a second amended complaint against the Company alleging patent infringement with respect to the new patent and seeking the same types of relief. The Company filed an answer and counterclaim seeking a declaration that its products are non-infringing and that the new patent is invalid and unenforceable due to inequitable conduct, as well as an award of attorney fees and costs. On April 16, 2009, the court denied the Company’s motions for summary judgment with respect to the three patents and ordered the Company to produce additional discovery related to infringement. On June 19, 2009, the Company moved for a protective order from further discovery requested by Chamberlain and JCI. On June 26, 2009, JCI moved for summary judgment with respect to the ‘544 and ‘056 patents, and on July 9, 2009, the court denied these motions without prejudice as a result of the Company’s Chapter 11 bankruptcy proceedings.
Since the Company’s emergence from Chapter 11 bankruptcy proceedings, the Chamberlain Matter is proceeding to determine liability, and if liability is found, the total amount of the compensable damages relating to the pre-petition period and the post-petition period, if any. Pursuant to the Company’s joint plan of reorganization and a stipulation filed with the bankruptcy court among the Company, Chamberlain and JCI, the Company has agreed to reserve common stock and warrants issued under the joint plan of reorganization, sufficient to provide recoveries for an allowed claim of up to $50 million for pre-petition damages. This reserve is not a loss contingency reserve determined in accordance with GAAP and does not reflect a determination by the Company or the bankruptcy court that Chamberlain or JCI is entitled to any recovery.
Following the Company’s emergence from Chapter 11 bankruptcy proceedings, litigation in the Chamberlain Matter resumed, and on March 18, 2010, the Company filed two motions for summary judgment on non-infringement. In response, Chamberlain and JCI filed cross-motions for summary judgment on infringement. The Company has filed its reply in support of its motions for summary judgment on non-infringement, and its response to the cross-motions by Chamberlain and JCI is due May 20, 2010. Fact discovery is

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
scheduled to close on June 18, 2010, and expert discovery is scheduled to close on August 27, 2010. The parties can then move for summary judgment on subjects other than non-infringement by September 10, 2010.
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
On August 6, 2009, Lear Automotive France (“Lear France”), a wholly owned subsidiary of the Company, was served with a writ by Proma France before the Orléans Commercial Court. Proma France is a sub-contractor of Lear France in connection with its manufacture of seating parts. Proma France claims that Lear France must indemnify it for damages allegedly arising from Lear France obtaining advantageous pricing without providing Proma France with a written guarantee of purchase volumes. Proma France is seeking damages of € 9.6 million ($12.9 million based on exchange rates in effect as of April 3, 2010). Lear France intends to assert defenses against the claims in this matter, including that the issue is covered by a settlement agreement previously entered into by Lear France and Proma France on March 6, 2007. The Company believes that the action by Proma France is without merit and intends to vigorously defend this matter. On September 23, 2009, Proma France filed an insolvency proceeding with the Commercial Court of Orléans.
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
In certain instances, allegedly defective products may be supplied by tier II suppliers. The Company may seek recovery from its suppliers of materials or services included within the Company’s products that are associated with product liability and warranty claims. The Company carries insurance for certain legal matters, including product liability claims, but such coverage may be limited. The Company does not maintain insurance for product warranty or recall matters. Future dispositions with respect to the Company’s product liability claims that were subject to compromise under the Chapter 11 bankruptcy proceedings will be satisfied out of a common stock and warrant reserve established for that purpose.
The Company records product warranty reserves based on its individual customer agreements. Product warranty reserves are recorded for known warranty issues when amounts related to such issues are probable and reasonably estimable.
A summary of the changes in reserves for product liability and warranty claims for the three months ended April 3, 2010, is shown below (in millions):

Balance as of January 1, 2010	$26.5
Expense, net	15.7
Settlements	(2.9)
Foreign exchange and other	(3.1)

Balance as of April 3, 2010	$36.2

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
As of April 3, 2010 and December 31, 2009, the Company had recorded reserves for environmental matters of $2.7 million. While the Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial position, results of operations or cash flows, no assurance can be given in this regard.
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
(15) Segment Reporting
The Company has two reportable operating segments: seating systems and electrical power management systems. The seating systems segment includes seat systems and related components. The electrical power management systems segment includes traditional wiring and power management systems, as well as emerging high-power and hybrid electrical systems. The Other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment.
The Company evaluates the performance of its operating segments based primarily on (i) revenues from external customers, (ii) income (loss) before interest, other expense and income taxes (“segment earnings”) and (iii) cash flows, being defined as segment earnings less capital expenditures plus depreciation and amortization. A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Successor - Three Months Ended April 3, 2010
		Electrical
		Power
	Seating	Management
	Systems	Systems	Other	Consolidated
Revenues from external customers	$2,313.5	$625.0	$—	$2,938.5
Segment earnings (1)	149.6	25.6	(55.0)	120.2
Depreciation and amortization	36.2	20.9	1.4	58.5
Capital expenditures	22.3	11.7	0.8	34.8
Total assets	3,554.8	1,047.7	1,630.8	6,233.3

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Predecessor - Three Months Ended April 4, 2009
		Electrical Power
	Seating	Management
	Systems	Systems	Other	Consolidated
Revenues from external customers	$1,752.7	$415.6	$—	$2,168.3
Segment earnings (1)	(75.3)	(67.6)	(45.0)	(187.9)
Depreciation and amortization	38.1	24.0	3.5	65.6
Capital expenditures	10.5	10.1	0.1	20.7
Total assets	3,397.9	1,342.4	1,698.6	6,438.9

(1)	See definition above

For the three months ended April 3, 2010, segment earnings include restructuring charges of $7.2 million, $5.2 million and $0.3 million in the seating systems and electrical power management systems segments and in the other category, respectively. For the three months ended April 4, 2009, segment earnings include restructuring charges of $94.7 million, $15.1 million and $0.8 million in the seating systems and electrical power management systems segments and in the other category, respectively. See Note 2, “Restructuring Activities.”
A reconciliation of consolidated segment earnings to consolidated income (loss) before provision for income taxes is shown below (in millions):

	Three Months Ended
	Successor	Predecessor
	April 3,	April 4,
	2010	2009
Segment earnings	$120.2	$(187.9)
Interest expense	19.0	56.4
Other expense, net	21.0	12.8

Consolidated income (loss) before provision for income taxes	$80.2	$(257.1)

(16) Financial Instruments
The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to the quoted market prices of these securities. As of April 3, 2010, the aggregate carrying value of the Company’s Notes was $694.5 million, as compared to an estimated aggregate fair value of $709.2 million. As of December 31, 2009, the aggregate carrying value of term loans outstanding of under the first and second lien credit agreements was $925.0 million, as compared to an estimated aggregate fair value of $932.6 million.
Certain of the Company’s Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to the Company and are excluded from accounts receivable in the accompanying condensed consolidated balance sheets. There were no factored receivables as of April 3, 2010 and December 31, 2009.
Derivative Instruments and Hedging Activities
Forward foreign exchange, futures and option contracts — The Company uses forward foreign exchange, futures and option contracts to reduce the effect of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso and various European currencies. Forward foreign exchange, futures and option contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or relates to the variability of cash flows to be received or paid. As of April 3, 2010, contracts designated as cash flow hedges with $296.4 million of notional amount were outstanding with maturities of less than nine months. As of April 3, 2010, the fair value of these contracts was approximately $14.3 million. As of April 3, 2010, other foreign currency derivative contracts that did not qualify for hedge accounting with $14.8 million of notional amount were outstanding. These foreign currency derivative contracts consist principally of cash transactions between three and thirty days, hedges of intercompany loans and hedges of certain other balance sheet exposures. As of April 3, 2010, the fair value of these contracts was minimal. As of December

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
31, 2009, there were no foreign exchange contracts outstanding.
The fair value of outstanding foreign currency derivative contracts and the related classification in the accompanying condensed consolidated balance sheet as of April 3, 2010, are shown below (in millions):

Successor
April 3,
2010
Contracts qualifying for hedge accounting:
Other current assets	$14.7
Other current liabilities	(0.4)

$14.3

Pretax amounts related to foreign currency derivative contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Successor	Predecessor
	April 3,	April 4,
	2010	2009
Contracts qualifying for hedge accounting:
Gains (losses) recognized in accumulated other comprehensive loss	$16.1	$(14.2)
(Gains) losses reclassified from accumulated other comprehensive loss	(1.8)	19.4

Comprehensive income	$14.3	$5.2

Interest rate swap and other derivative contracts — Historically, the Company used interest rate swap and other derivative contracts to manage its exposure to fluctuations in interest rates. Interest rate swap and other derivative contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments were accounted for as cash flow hedges. Interest rate swap contracts which hedge the change in fair value of certain fixed rate debt instruments were accounted for as fair value hedges. As of April 3, 2010, and December 31, 2009, there were no interest rate contracts outstanding. The Company will continue to evaluate, and may use derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage its exposures to fluctuations in interest rates in the future.
Pretax amounts related to interest rate contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

Predecessor
April 4,
2009
Contracts qualifying for hedge accounting:
Losses recognized in accumulated other comprehensive loss	$(8.2)
Losses reclassified from accumulated other comprehensive loss	6.1

Comprehensive loss	$(2.1)

Commodity swap contracts — Historically, the Company used derivative instruments to reduce its exposure to fluctuations in certain commodity prices. These derivative instruments were utilized to hedge forecasted inventory purchases and to the extent that they qualified and met hedge accounting criteria, they were accounted for as cash flow hedges. Commodity swap contracts that were not designated as cash flow hedges were marked to market with changes in fair value recognized immediately in the condensed consolidated statements of operations. See Note 9, “Other Expense, Net.” As of April 3, 2010 and December 31, 2009, there were no commodity swap contracts outstanding. The Company will continue to evaluate, and may use derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage its exposures to fluctuations in commodity prices in the future.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Pretax amounts related to commodity swap contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

Predecessor
April 4,
2009
Contracts qualifying for hedge accounting:
Gains recognized in accumulated other comprehensive loss	$1.8
Losses reclassified from accumulated other comprehensive loss	1.1

Comprehensive income	$2.9

As of April 3, 2010, net gains of approximately $14.3 million related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. During the three months ended April 3, 2010 and April 4, 2009, net gains (losses) of approximately $1.8 million and ($26.6) million, respectively, related to the Company’s hedging activities were reclassified from accumulated other comprehensive loss into earnings. During the twelve month period ending April 2, 2011, the Company expects to reclassify into earnings net gains of approximately $14.3 million recorded in accumulated other comprehensive loss as of April 3, 2010. Such gains will be reclassified at the time that the underlying hedged transactions are realized. During the three months ended April 3, 2010 and April 4, 2009, amounts recognized in the accompanying condensed consolidated statements of operations related to changes in the fair value of cash flow and fair value hedges excluded from the Company’s effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.
Fair Value Measurements
In accordance with GAAP, fair value is an exit price, defined as a market-based measurement that represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value measurements are based on one or more of the following three valuation techniques:

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
Further, GAAP prioritizes the inputs and assumptions used in the valuation techniques described above into a three-tier fair value hierarchy as follows:

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
Items measured at fair value on a recurring basis — Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of April 3, 2010, are shown below (in millions):

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

		Asset	Valuation
	Frequency	(Liability)	Technique	Level 1	Level 2	Level 3

Foreign currency derivative contracts	Recurring	$14.3	Market/Income	$—	$14.3	$—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, these discount rates are adjusted by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. To estimate this credit spread, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of April 3, 2010, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in and out of Level 3 during the first quarter of 2010 as there were no derivative contracts outstanding at December 31, 2009.
Items measured at fair value on a non-recurring basis — In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information on assets and liabilities measured at fair value on a non-recurring basis, see Note 2, “Restructuring.”
(17) Accounting Pronouncements
Financial Instruments and Fair Value Measurements
The Financial Accounting Standards Board (“FASB”) amended ASC 860, “Transfers and Servicing,” with Accounting Standards Update (“ASU”) 2009-16, “Accounting for Transfers of Financial Assets,” to, among other things, eliminate the concept of qualifying special purpose entities, provide additional sale accounting requirements and require enhanced disclosures. The provisions of this update are effective for annual reporting periods beginning after November 15, 2009. The effects of adoption were not significant because the Company’s previous asset-backed securitization facility expired in 2008. The Company will assess the impact of this update on any future securitizations.
The FASB amended ASC 820, “Fair Value Measurements and Disclosures,” with ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” to require additional disclosures regarding fair value measurements, including the amount and reasons for transfers between levels within the fair value hierarchy and more detailed information regarding the inputs and valuation techniques used in determining the fair value of assets and liabilities classified as Level 2 or Level 3 within the fair value hierarchy. In addition, this update clarifies previous guidance related to the level at which fair value disclosures should be disaggregated. With the exception of additional disclosures related to activity within Level 3 of the fair value hierarchy, which are effective for fiscal years beginning after December 15, 2010, the provisions of this update are effective as of January 1, 2010. The effects of adoption were not significant. For further information, see Note 16, “Financial Instruments.”
Consolidation of Variable Interest Entities
The FASB amended ASC 810, “Consolidations,” with ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This update significantly changes the model for determining whether an entity is the primary beneficiary and should thus consolidate a variable interest entity. In addition, this update requires additional disclosures and an ongoing assessment of whether a variable interest entity should be consolidated. The provisions of this update are effective for annual reporting periods beginning after November 15, 2009. The Company has ownership interests in consolidated and non-consolidated variable interest entities. The effects of adoption were not significant.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(18) Supplemental Guarantor Condensed Consolidating Financial Statements

		Successor – April 3, 2010
			Non-
	Lear	Guarantors	guarantors	Eliminations	Consolidated
		(Unaudited; in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$676.5	$0.1	$623.8	$—	$1,300.4
Accounts receivable	26.7	296.5	1,551.1	—	1,874.3
Inventories	5.4	187.3	306.9	—	499.6
Other	30.8	21.8	284.9	—	337.5

Total current assets	739.4	505.7	2,766.7	—	4,011.8

LONG-TERM ASSETS:
Property, plant and equipment, net	97.3	152.6	755.3	—	1,005.2
Goodwill	23.5	303.9	282.1	—	609.5
Investments in subsidiaries	998.0	874.0	—	(1,872.0)	—
Other	81.9	36.9	488.0	—	606.8

Total long-term assets	1,200.7	1,367.4	1,525.4	(1,872.0)	2,221.5

	$1,940.1	$1,873.1	$4,292.1	$(1,872.0)	$6,233.3

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$—	$42.9	$—	$42.9
Accounts payable and drafts	70.3	415.6	1,316.2	—	1,802.1
Accrued liabilities	90.4	163.5	644.0	—	897.9
Current portion of long-term debt	—	—	2.9	—	2.9

Total current liabilities	160.7	579.1	2,006.0	—	2,745.8

LONG-TERM LIABILITIES:
Long-term debt	694.5	—	4.7	—	699.2
Intercompany accounts, net	(1,167.7)	136.4	1,031.3	—	—
Other	117.9	89.9	339.2	—	547.0

Total long-term liabilities	(355.3)	226.3	1,375.2	—	1,246.2

EQUITY:
Lear Corporation stockholders’ equity	2,134.7	1,067.7	804.3	(1,872.0)	2,134.7
Noncontrolling interests	—	—	106.6	—	106.6

Equity	2,134.7	1,067.7	910.9	(1,872.0)	2,241.3

	$1,940.1	$1,873.1	$4,292.1	$(1,872.0)	$6,233.3

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(18) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

		Successor – December 31, 2009
			Non-
	Lear	Guarantors	guarantors	Eliminations	Consolidated
			(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$584.9	$0.1	$969.0	$—	$1,554.0
Accounts receivable	23.5	206.0	1,250.4	—	1,479.9
Inventories	4.0	166.0	277.4	—	447.4
Other	25.9	15.0	264.8	—	305.7

Total current assets	638.3	387.1	2,761.6	—	3,787.0

LONG-TERM ASSETS:
Property, plant and equipment, net	97.0	160.1	793.8	—	1,050.9
Goodwill	23.5	303.9	294.0	—	621.4
Investments in subsidiaries	1,133.2	1,104.8	—	(2,238.0)	—
Other	84.3	31.8	497.9	—	614.0

Total long-term assets	1,338.0	1,600.6	1,585.7	(2,238.0)	2,286.3

	$1,976.3	$1,987.7	$4,347.3	$(2,238.0)	$6,073.3

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$—	$37.1	$—	$37.1
Accounts payable and drafts	37.3	335.1	1,175.1	—	1,547.5
Accrued liabilities	97.6	100.4	610.1	—	808.1
Current portion of long-term debt	3.8	—	4.3	—	8.1

Total current liabilities	138.7	435.5	1,826.6	—	2,400.8

LONG-TERM LIABILITIES:
Long-term debt	921.2	—	5.9	—	927.1
Intercompany accounts, net	(1,291.9)	67.9	1,224.0	—	—
Other	119.2	92.2	352.2	—	563.6

Total long-term liabilities	(251.5)	160.1	1,582.1	—	1,490.7

EQUITY:
Lear Corporation stockholders’ equity	2,089.1	1,392.1	845.9	(2,238.0)	2,089.1
Noncontrolling interests	—	—	92.7	—	92.7

Equity	2,089.1	1,392.1	938.6	(2,238.0)	2,181.8

	$1,976.3	$1,987.7	$4,347.3	$(2,238.0)	$6,073.3

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(18) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

		Successor – For the Three Months Ended April 3, 2010
			Non-
	Lear	Guarantors	guarantors	Eliminations	Consolidated
		(Unaudited; in millions)
Net sales	$57.2	$1,070.0	$2,662.9	$(851.6)	$2,938.5

Cost of sales	71.5	975.5	2,488.3	(851.6)	2,683.7
Selling, general and administrative expenses	46.6	18.2	63.1	—	127.9
Amortization of intangible assets	0.3	0.1	6.3	—	6.7
Intercompany charges	1.9	(3.7)	1.8	—	—
Interest expense	6.5	4.0	8.5	—	19.0
Other intercompany (income) expense, net	(28.3)	10.1	18.2	—	—
Other expense, net	15.6	0.1	5.3	—	21.0

Consolidated income (loss) before income taxes and equity in net income of subsidiaries	(56.9)	65.7	71.4	—	80.2
Provision (benefit) for income taxes	1.3	—	5.1	—	6.4
Equity in net income of subsidiaries	(124.3)	(63.1)	—	187.4	—

Consolidated net income	66.1	128.8	66.3	(187.4)	73.8
Less: Net income attributable to noncontrolling interests	—	—	7.7	—	7.7

Net income attributable to Lear	$66.1	$128.8	$58.6	$(187.4)	$66.1

		Predecessor – For the Three Months Ended April 4, 2009
			Non-
	Lear	Guarantors	guarantors	Eliminations	Consolidated
		(Unaudited; in millions)
Net sales	$57.5	$670.0	$1,984.1	$(543.3)	$2,168.3

Cost of sales	59.1	665.8	2,061.4	(543.3)	2,243.0
Selling, general and administrative expenses	38.9	15.8	57.4	—	112.1
Amortization of intangible assets	—	0.1	1.0	—	1.1
Intercompany charges	3.1	(6.2)	3.1	—	—
Interest expense	38.9	8.5	9.0	—	56.4
Other intercompany (income) expense, net	72.8	36.9	(109.7)	—	—
Other (income) expense, net	(10.8)	1.4	22.2	—	12.8

Consolidated loss before income taxes and equity in net loss of subsidiaries	(144.5)	(52.3)	(60.3)	—	(257.1)
Provision for income taxes	—	—	5.7	—	5.7
Equity in net loss of subsidiaries	120.3	69.6	—	(189.9)	—

Consolidated net loss	(264.8)	(121.9)	(66.0)	189.9	(262.8)
Less: Net income attributable to noncontrolling interests	—	—	2.0	—	2.0

Net loss attributable to Lear	$(264.8)	$(121.9)	$(68.0)	$189.9	$(264.8)

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(18) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

		Successor – For the Three Months Ended April 3, 2010
			Non-
	Lear	Guarantors	guarantors	Eliminations	Consolidated
		(Unaudited; in millions)
Net cash provided by (used in) operating activities	$(12.4)	$105.4	$(54.1)	$—	$38.9
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(3.4)	(4.5)	(26.9)	—	(34.8)
Other, net	(1.1)	—	5.2	—	4.1

Net cash used in investing activities	(4.5)	(4.5)	(21.7)	—	(30.7)

Cash Flows from Financing Activities:
Proceeds from the issuance of senior notes	694.5	—	—	—	694.5
First lien credit agreement repayments	(375.0)	—	—	—	(375.0)
Second lien credit agreement repayments	(550.0)	—	—	—	(550.0)
Other long-term debt repayments, net	—	—	(1.7)	—	(1.7)
Short-term debt borrowings, net	—	—	5.6	—	5.6
Payment of debt issuance costs	(16.3)	—	—	—	(16.3)
Increase in drafts	0.1	—	0.3	—	0.4
Change in intercompany accounts	355.2	(100.9)	(254.3)	—	—

Net cash provided by (used in) financing activities	108.5	(100.9)	(250.1)	—	(242.5)

Effect of foreign currency translation	—	—	(19.3)	—	(19.3)

Net Change in Cash and Cash Equivalents	91.6	—	(345.2)	—	(253.6)
Cash and Cash Equivalents as of Beginning of Period	584.9	0.1	969.0	—	1,554.0

Cash and Cash Equivalents as of End of Period	$676.5	$0.1	$623.8	$—	$1,300.4

		Predecessor – For the Three Months Ended April 4, 2009
			Non-
	Lear	Guarantors	guarantors	Eliminations	Consolidated
		(Unaudited; in millions)
Net cash used in operating activities	$(87.1)	$(127.0)	$(122.7)	$—	$(336.8)
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(0.1)	(3.9)	(16.7)	—	(20.7)
Other, net	2.7	(2.0)	7.7	—	8.4

Net cash provided by (used in) investing activities	2.6	(5.9)	(9.0)	—	(12.3)

Cash Flows from Financing Activities:
Long-term debt repayments, net	—	—	(1.3)	—	(1.3)
Short-term debt repayments, net	—	—	(2.8)	—	(2.8)
Payment of debt issuance costs	(7.8)	—	—	—	(7.8)
Dividends paid to noncontrolling interests	—	—	(3.2)	—	(3.2)
Increase in drafts	1.2	—	0.3	—	1.5
Change in intercompany accounts	(886.4)	132.4	754.0	—	—

Net cash provided by (used in) financing activities	(893.0)	132.4	747.0	—	(13.6)

Effect of foreign currency translation	—	—	4.9	—	4.9

Net Change in Cash and Cash Equivalents	(977.5)	(0.5)	620.2	—	(357.8)
Cash and Cash Equivalents as of Beginning of Period	1,310.6	0.6	280.9	—	1,592.1

Cash and Cash Equivalents as of End of Period	$333.1	$0.1	$901.1	$—	$1,234.3

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(18) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)
Basis of Presentation — Certain of Lear’s domestic 100% owned subsidiaries (the “Guarantors”) have jointly and severally unconditionally guaranteed, on a senior unsecured basis, the performance and the full and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of the Company’s obligations under the Revolving Credit Facility and the indenture governing the Notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the Notes. The senior notes consist of $350 million in aggregate principal amount of 7.875% senior notes due 2018 and $350 million in aggregate principal amount of 8.125% senior notes due 2020. The Guarantors include Lear #50 Holdings, LLC, Lear Argentine Holdings Corporation #2, Lear Automotive Dearborn, Inc., Lear Automotive Manufacturing, LLC, Lear Corporation (Germany) Ltd., Lear Corporation EEDS and Interiors, Lear Corporation Global Development, Inc., Lear EEDS Holdings, LLC, Lear European Operations Corporation, Lear Holdings, LLC, Lear Investments Company, L.L.C., Lear Mexican Holdings Corporation, Lear Mexican Holdings, L.L.C., Lear Mexican Seating Corporation, Lear Operations Corporation, Lear Seating Holdings Corp. #50, Lear South American Holdings Corporation, Lear Trim L.P. and Renosol Seating, LLC. In lieu of providing separate financial statements for the Guarantors, the Company has included the supplemental guarantor condensed consolidating financial statements above. These financial statements reflect the Guarantors listed above for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.
As of December 31, 2009, the supplemental guarantor condensed consolidating financial statements have been restated to reflect certain changes to the equity investments of the Guarantors.
Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.
Selling, General and Administrative Expenses — Corporate and division selling, general and administrative expenses are allocated to the operating subsidiaries based on various factors, which estimate usage of particular corporate and division functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries. During the three months ended April 3, 2010 and April 4, 2009, ($0.6) million and $0.7 million, respectively, of corporate selling, general and administrative expenses were allocated (to) from Lear.
Long-Term Debt of Lear and the Guarantors — A summary of long-term debt of Lear and the Guarantors on a combined basis is shown below (in millions):

	April 4,	December 31,
	2009	2009
Senior notes	$694.5	$—
First lien credit agreement – term loan	—	375.0
Second lien credit agreement – term loan	—	550.0

	694.5	925.0
Less – current portion	—	(3.8)

	$694.5	$921.2

LEAR CORPORATION
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW
We were incorporated in Delaware in 1987 and are one of the world’s largest automotive suppliers based on net sales. We supply our products to every major automotive manufacturer in the world.
We supply automotive manufacturers with complete automotive seat systems and electrical power management systems. Our strategy is to leverage our global presence and expand our low-cost footprint, focus on our core capabilities, effect selective vertical integration and investments in technology and enhance and diversify our strong customer relationships through operational excellence.
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
The global automotive industry is characterized by significant overcapacity and fierce competition among automotive manufacturers. We expect these challenging industry conditions to continue in the foreseeable future. The automotive industry in 2009 was severely affected by the turmoil in the global credit markets and the economic recession in the U.S. and global economies. These conditions had a dramatic impact on consumer vehicle demand in 2009, resulting in the lowest per capita sales rates in the United States in half a century and lower global automotive production for the second consecutive year following six consecutive years of steady growth. The first quarter of 2010 saw a significant improvement in industry production volumes globally. North American light vehicle industry production increased by approximately 72% from a year ago levels to 2.9 million units. European light vehicle industry production increased by approximately 32% from a year ago levels to 4.4 million units.
The majority of our sales continues to be derived from automotive manufacturers in North America and Europe. Many of these customers have experienced declines in market share in their traditional markets. Our ability to maintain and improve our financial performance in the future will depend, in part, on our ability to continue to diversify our sales on a customer, product and geographic basis to reflect the market overall.
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
Our material cost as a percentage of net sales was 68.2% in the first quarter of 2010, as compared to 69.0% in 2009 and 69.3% in 2008. Raw material, energy and commodity costs have been extremely volatile over the past several years. Unfavorable industry conditions have also resulted in financial distress within our supply base and an increase in the risk of supply disruption. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, which include cost reduction actions, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. These costs remain volatile and could have an adverse impact on our operating results in the foreseeable future. See “— Forward-Looking Statements” and Item 1A, “Risk Factors — High raw material costs could continue to have an adverse impact on our profitability,” in our Annual Report on Form 10-K for the year ended December 31, 2009.

LEAR CORPORATION
Financial Measures
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
Restructuring
In 2005, we initiated a three-year restructuring strategy to (i) eliminate excess capacity and lower our operating costs, (ii) streamline our organizational structure and reposition our business for improved long-term profitability and (iii) better align our manufacturing footprint with the changing needs of our customers. In light of industry conditions and customer announcements, we expanded this strategy, and through the end of 2009, we incurred pretax restructuring costs of approximately $672 million and related manufacturing inefficiency charges of approximately $68 million.
In the first quarter of 2010, we incurred additional restructuring costs of approximately $13 million and related manufacturing inefficiency charges of approximately $1 million, as we continued to restructure our global operations and aggressively reduce our costs. We expect accelerated restructuring actions and related investments to continue for the next few years.
Financing Transactions
On March 26, 2010, we issued $350 million in aggregate principal amount at maturity of senior unsecured notes due 2018 with a coupon of 7.875% and a yield to maturity of 8.00% and $350 million in aggregate principal amount at maturity of senior notes unsecured notes due 2020 with a coupon of 8.125% and a yield to maturity of 8.25%, yielding gross proceeds of $695 million (net proceeds were $681 million, after giving effect to the payment of underwriting costs of $13 million). The net proceeds from the issuance of the notes, together with existing cash on hand, were used to repay in full an aggregate amount of $925 million of term loans provided under our first and second lien credit agreements. In connection with these transactions, we recognized a loss on the extinguishment of debt of approximately $12 million, resulting from the write-off of unamortized debt issuance costs. For further information, see Note 6, “Long-Term Debt,” to the accompanying condensed consolidated financial statements included in this Report.
Other Matters
In the first quarter of 2009, we incurred fees and expenses related to our capital restructuring of $6 million.
In the first quarter of 2010, we recognized tax benefits of $18 million related to reductions in recorded tax reserves. In the first quarter of 2009, we recognized tax benefits of $10 million related to reductions in recorded tax reserves, as well as tax expense of $5 million related to the establishment of valuation allowances in certain foreign subsidiaries.

LEAR CORPORATION
As discussed above, our results for the first quarters of 2010 and 2009 reflect the following items (in millions):

	Three months ended
	April 3,	April 4,
	2010	2009
Costs related to restructuring actions, including manufacturing inefficiencies of $1 million in 2010 and $5 million in 2009	$14	$115
Fees and expenses related to capital restructuring and other related matters	4	6
Loss on extinguishment of debt	12	—
Tax benefits, net	(18)	(5)
For further information regarding these items, see “— Restructuring” and Note 2, “Restructuring Activities,” and Note 10, “Income Taxes,” to the condensed consolidated financial statements included in this Report.
This section includes forward-looking statements that are subject to risks and uncertainties. For further information regarding other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see “— Forward-Looking Statements” and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009, as supplemented below in Part II — Item 1A, “Risk Factors,” in this Report.
RESULTS OF OPERATIONS
As a result of our emergence from Chapter 11 bankruptcy proceedings on November 9, 2009, and the adoption of fresh-start accounting on November 7, 2009, in accordance with FASB Accounting Standards CodificationTM (“ASC”) 852, “Reorganizations,” Lear is considered a new entity for financial reporting purposes. Accordingly, our financial statements for the first quarter of 2010 are designated “Successor” and our financial statements for the first quarter of 2009 are designated “Predecessor.” The effects of emergence and fresh-start accounting did not have a material impact on the comparability of our results of operations between the periods, except as discussed below.
A summary of our operating results as a percentage of net sales is shown below (dollar amounts in millions):

	Three months ended
	Successor		Predecessor
	April 3, 2010		April 4, 2009
Net sales
Seating systems	$2,313.5	78.7%	$1,752.7	80.8%
Electrical power management systems	625.0	21.3	415.6	19.2

Net sales	2,938.5	100.0	2,168.3	100.0

Gross profit (loss)	254.8	8.7	(74.7)	(3.4)
Selling, general and administrative expenses	127.9	4.4	112.1	5.2
Amortization of intangible assets	6.7	0.2	1.1	0.1
Interest expense	19.0	0.7	56.4	2.6
Other expense, net	21.0	0.7	12.8	0.6
Provision for income taxes	6.4	0.2	5.7	0.2
Net income attributable to noncontrolling interests	7.7	0.3	2.0	0.1

Net income (loss) attributable to Lear	$66.1	2.2%	$(264.8)	(12.2)%

Three Months Ended April 3, 2010 vs. Three Months Ended April 4, 2009
Net sales in the first quarter of 2010 were $2.9 billion, as compared to $2.2 billion in the first quarter of 2009, an increase of $770 million or 36.0%. Improved global vehicle production volumes and the impact of net foreign exchange rate fluctuations positively impacted net sales by $646 million and $131 million, respectively.
Gross profit (loss) and gross margin were $255 million and 8.7% in the quarter ended April 3, 2010, as compared to ($75) million and (3.4%) in the quarter ended April 4, 2009. Improved global vehicle production volumes positively impacted gross profit by $162 million. Gross profit also benefited from favorable operating performance and the benefit of operational restructuring actions. These increases were partially offset by the impact of selling price reductions. In addition, gross profit includes operational restructuring costs of $14 million in the first quarter of 2010, as compared to $109 million in the first quarter of 2009.

LEAR CORPORATION
Selling, general and administrative expenses, including engineering and development expenses, were $128 million in the three months ended April 3, 2010, as compared to $112 million in the three months ended April 4, 2009. The increase in selling, general and administrative expenses was primarily due to an increase in compensation-related costs and engineering and development expenses, partially offset by reduced costs related to our restructuring actions in the first quarter of 2010 and fees and expenses related to our capital restructuring incurred in the first quarter of 2009. As a percentage of net sales, selling, general and administrative expenses declined to 4.4% in the first quarter of 2010, as compared to 5.2% in the first quarter of 2009, as net sales increased at a more rapid rate than selling, general and administrative expenses.
Amortization of intangible assets was $7 million in the first quarter of 2010, as compared to $1 million in the first quarter of 2009, as a result of intangible assets recognized in connection with the adoption of fresh-start accounting in 2009.
Interest expense was $19 million in the first quarter of 2010, as compared to $56 million in the first quarter of 2009. The decrease in interest expense was due to lower borrowing levels in 2010 and costs incurred in connection with our prior year primary credit facility in 2009.
Other expense, which includes non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with our factoring facilities, gains and losses related to derivative instruments and hedging activities, equity in net income (loss) of affiliates, gains and losses on the sales of assets and other miscellaneous income and expense, was $21 million in the first three months of 2010, as compared to $13 million in the first three months of 2009. The increase in other expense between periods was primarily due to unfavorable foreign exchange and the write-off of unamortized debt issuance costs of $12 million resulting from the repayment of term loans outstanding under the first lien credit agreement in the first quarter of 2010. These increases were partially offset by an improvement in the performance of our equity affiliates.
The provision for income taxes was $6 million for the first quarter of 2010, representing an effective tax rate of 8.0% on pretax income of $80 million, as compared to $6 million for the first quarter of 2009, representing an effective tax rate of (2.2%) on a pretax loss of $257 million. In the first quarter of 2010, the provision for income taxes was impacted by the mix of earnings among tax jurisdictions, as well as a tax benefit of $18 million, including interest, related to reductions in recorded tax reserves. The provision was also impacted by a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In the first quarter of 2009, the provision for income taxes primarily relates to profitable foreign operations, as well as withholding taxes on royalties and dividends paid by our foreign subsidiaries. In addition, we incurred losses in several countries that provided no tax benefits due to valuation allowances on our deferred tax assets in those countries. The provision was also impacted by a portion of our restructuring charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Additionally, the provision was impacted by tax benefits of $10 million, including interest, related to reductions in recorded tax reserves and tax expense of $5 million related to the establishment of valuation allowances in certain foreign subsidiaries. Excluding these items, the effective tax rate in the first quarters of 2010 and 2009 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items.
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
Net income (loss) attributable to Lear in the first quarter of 2010 was $66 million, or $1.22 per diluted share, as compared to ($265) million, or ($3.42) per diluted share, in the first quarter of 2009, for the reasons described above.
Reportable Operating Segments
We have two reportable operating segments: seating systems, which includes seat systems and related components, and electrical power management systems, which includes traditional wiring and power management systems, as well as emerging high-power and hybrid electrical systems. The financial information presented below is for our two reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s income (loss)

LEAR CORPORATION
before interest expense, other expense and provision for income taxes (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income (loss) attributable to Lear, net cash provided by (used in) operating activities or other statement of operations or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income (loss) before provision for income taxes, see Note 15, “Segment Reporting,” to the condensed consolidated financial statements included in this Report.
Seating Systems
A summary of financial measures for our seating systems segment is shown below (dollar amounts in millions):

	Three months ended
	Successor	Predecessor
	April 3,	April 4,
	2010	2009
Net sales	$2,313.5	$1,752.7
Segment earnings (1)	149.6	(75.3)
Margin	6.5%	(4.3)%

(1)	See definition above.
Seating systems net sales were $2.3 billion in the first quarter of 2010, as compared to $1.8 billion in the first quarter of 2009, an increase of $561 million or 32.0%. Improved global vehicle production volumes and the impact of net foreign exchange rate fluctuations positively impacted net sales by $503 million and $113 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $150 million and 6.5% in the first three months of 2010, as compared to $($75) million and (4.3%) in the first three months of 2009. Improved global vehicle production volumes positively impacted segment earnings. The benefit of our restructuring and other operating performance actions were largely offset by the impact of selling price reductions. In addition, in the first quarter of 2010, we incurred costs of $8 million related to our restructuring actions, as compared to $99 million in 2009.
Electrical Power Management Systems
A summary of financial measures for our electrical power management systems segment is shown below
(dollar amounts in millions):

	Three months ended
	Successor	Predecessor
	April 3,	April 4,
	2010	2009
Net sales	$625.0	$415.6
Segment earnings (1)	25.6	(67.6)
Margin	4.1%	(16.3)%

(1)	See definition above.
Electrical power management systems net sales were $625 million in the first quarter of 2010, as compared to $416 million in the first quarter of 2009, an increase of $209 million or 50.4%. Improved global vehicle production volumes, the impact of new business and the impact of net foreign exchange rate fluctuations positively impacted net sales by $143 million, $66 million and $18 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $26 million and 4.1% in the first three months of 2010, as compared to ($68) million and (16.3%) in the first three months of 2009. Improved global vehicle production volumes and the benefit of our restructuring and other operating performance actions positively impacted segment earnings. These increases were partially offset by the impact of selling price reductions. In addition, in the first quarter of 2010, we incurred costs of $6 million related to our restructuring actions, as compared to $15 million in the first quarter of 2009.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

LEAR CORPORATION

	Three months ended
	Successor	Predecessor
	April 3,	April 4,
	2010	2009
Net sales	$—	$—
Segment earnings (1)	(55.0)	(45.0)
Margin	N/A	N/A

(1)	See definition above.
Our other category includes unallocated corporate and geographic headquarters costs, as well as the elimination of intercompany activity. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Segment earnings related to our other category were ($55) million in the first three months of 2010, as compared to ($45) million in the first three months of 2009, primarily due to an increase in compensation-related costs, partially offset by fees and expenses related to our capital restructuring incurred in the first quarter of 2009.
RESTRUCTURING
In 2005, we initiated a three-year restructuring strategy to (i) eliminate excess capacity and lower our operating costs, (ii) streamline our organizational structure and reposition our business for improved long-term profitability and (iii) better align our manufacturing footprint with the changing needs of our customers. In light of industry conditions and customer announcements, we expanded this strategy, and through the end of 2009, we incurred pretax restructuring costs of approximately $672 million and related manufacturing inefficiency charges of approximately $68 million. In the first quarter of 2010, we continued to restructure our global operations and to aggressively reduce our costs. We expect accelerated restructuring actions and related investments to continue for the next few years.
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
In the first quarter of 2010, we recorded restructuring and related manufacturing inefficiency charges of $14 million as cost of sales in connection with our restructuring actions. Cash expenditures related to our restructuring actions totaled $46 million in the first quarter of 2010. The first quarter 2010 charges consist of employee termination benefits of $8 million, asset impairment charges of $3 million and other related costs of $2 million. We also estimate that we incurred approximately $1 million in manufacturing inefficiency costs during this period as a result of the restructuring. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $3 million in excess of related estimated fair values.
LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, customer launch activity and indebtedness. In addition, approximately 90% of the costs associated with our current restructuring strategy are expected to require cash expenditures. Our principal source of liquidity is cash flows from operating activities and existing cash balances. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and the combination of dividends, royalties, intercompany loan repayments and other distributions and advances from our subsidiaries to provide the funds necessary to meet our obligations. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information regarding potential dividends from our non-U.S. subsidiaries, see Note 11, “Income Taxes,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.
Cash Flows
Net cash provided by operating activities was $39 million in the first three months of 2010, as compared to cash used in operating activities of $337 million in the first three months of 2009. The increase primarily reflects higher earnings in the first quarter of 2010 and the termination of our European accounts receivable factoring facility in the first quarter of 2009. The net change in sold accounts receivable resulted in an increase in operating cash flow between periods of $139 million. This increase was partially offset by the net

LEAR CORPORATION
change in working capital, which resulted in a decrease in operating cash flow between periods of $46 million. In the first three months of 2010, increases in accounts receivable and accounts payable resulted in a use of cash of $418 million and a source of cash of $292 million, respectively, primarily reflecting the impact of increased production volumes.
Net cash used in investing activities was $31 million in the first three months of 2010 and $12 million in the first three months of 2009, reflecting an increase in capital expenditures of $14 million between periods. Capital expenditures in 2010 are estimated at approximately $175 million.
Net cash used in financing activities was $243 million in the first three months of 2010 and $14 million in the first three months of 2009. The increase in financing cash outflow primarily reflects the full repayment of $925 million of term loans outstanding, partially offset by $681 million of net proceeds from the issuance of the Notes in the first quarter of 2010. For further information regarding our 2010 financing transactions, see “— Executive Overview,” above and “— Capitalization,” below.
Capitalization
In addition to cash provided by operating activities, we utilize uncommitted credit facilities to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries. We utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. As of April 3, 2010 and April 4, 2009, our outstanding short-term debt balance, excluding borrowings outstanding under our prior year primary credit facility, was $43 million and $40 million, respectively. For the three months ended April 3, 2010 and April 4, 2009, the weighted average short-term interest rate on our short-term debt balances, excluding rates under our prior year primary credit facility, was 2.8% and 4.8%, respectively. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors.
Senior Notes
On March 26, 2010, we issued $350 million in aggregate principal amount at maturity of unsecured 7.875% senior notes due 2018 (the “2018 Notes”) and $350 million in aggregate principal amount at maturity of unsecured 8.125% senior notes due 2020 (the “2020 Notes” and together with the 2018 Notes, the “Notes”), yielding gross proceeds of $695 million (net proceeds were $681 million, after giving effect to the payment of underwriting costs of $13 million). The 2018 Notes were priced at 99.276% of par, resulting in a yield to maturity of 8.00%, and the 2020 Notes were priced at 99.164% of par, resulting in a yield to maturity of 8.25%. The net proceeds from the issuance of the Notes, together with existing cash on hand, were used to repay in full an aggregate amount of $925 million of term loans provided under our first and second lien credit agreements.
Interest is payable on the Notes on March 15 and September 15 of each year, beginning September 15, 2010. The 2018 Notes mature on March 15, 2018, and the 2020 Notes mature on March 15, 2020. As of April 3, 2010, we had $695 million of senior notes outstanding. Scheduled cash interest payments on the Notes are approximately $27 million in the last nine months of 2010. As of April 3, 2010, we were in compliance with all covenants under the indenture governing the Notes.
The Notes are senior unsecured obligations. Our obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain domestic subsidiaries, which are directly or indirectly 100% owned by Lear. The Notes contain certain restrictive covenants and customary events of default.
For further information related to the Notes, including information on early redemption, covenants and events of default, see Note 6, “Long-Term Debt,” to the condensed consolidated financial statements included in this Report and the indenture (as amended and supplemented) governing the Notes, which has been incorporated by reference as exhibits to this Report.
First and Second Lien Credit Agreements
In connection with our emergence from Chapter 11 bankruptcy proceedings, we entered into a first lien credit agreement and a second lien credit agreement in the fourth quarter of 2009. The first lien credit agreement provided for the issuance of $375 million of term loans, and the second lien credit agreement provided for the issuance of $550 million of term loans.
Effective March 19, 2010, we entered into an amendment and restatement of the first lien credit agreement (as amended, restated or otherwise modified, the “first lien credit agreement”), which provides for a $110 million revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility permits borrowings for general corporate and working capital purposes and the issuance of letters of credit. The commitments under the Revolving Credit Facility expire on March 19, 2013.
As of April 3, 2010, there were no borrowings outstanding under the Revolving Credit Facility, and we were in compliance with all covenants set forth in the agreement governing the Revolving Credit Facility.

LEAR CORPORATION
For further information related to the Revolving Credit Facility, including information on pricing, covenants and events of default, see Note 6, “Long-Term Debt,” to the condensed consolidated financial statements included in this Report and the amended and restated first lien credit agreement, which has been incorporated by reference as an exhibit to this Report.
Also on March 19, 2010, we amended the first lien credit agreement, which facilitated, among other things, the issuance of the Notes, and in connection therewith, permitted the application of the proceeds of such offering to prepay amounts outstanding under the second lien credit agreement and the application of our existing cash on hand to prepay remaining amounts outstanding under the second lien credit agreement. The amendment also provides for the repurchase of certain amounts of the Notes and for a limited amount of cash dividend payments or repurchases of our common stock, when certain terms and conditions are met.
Contractual Obligations
As a result of the financing transactions discussed above in “— Senior Notes,” and “— First and Second Lien Credit Agreements,” our scheduled maturities of long-term debt, including capital lease obligations, and scheduled interest payments on the Notes as of April 3, 2010, are shown below (in millions):

	2010	2011	2012	2013	2014	Thereafter	Total

Long-term debt maturities	$2.9	$1.9	$1.4	$0.4	$0.2	$695.3	$702.1
Scheduled interest payments	27.1	56.0	56.0	56.0	56.0	252.9	504.0

Total	$30.0	$57.9	$57.4	$56.4	$56.2	$948.2	$1,206.1

Off-Balance Sheet Arrangements
Guarantees and Commitments
We guarantee certain of the debt of one of our unconsolidated affiliates. As of April 3, 2010, the aggregate amount of debt guaranteed was approximately $3 million.
Accounts Receivable Factoring
Certain of our Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to us and are excluded from accounts receivable in the condensed consolidated balance sheets included in this Report. We cannot provide any assurances that these or any other factoring facilities will be available or utilized in the future. There were no factored receivables as of April 3, 2010 and December 31, 2009.
Credit Ratings
The credit ratings below are not recommendations to buy, sell or hold our securities and are subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.
Our Corporate Rating and the credit ratings of our senior unsecured debt as of the date of this Report are shown below.

	Standard & Poor’s	Moody’s
	Ratings Services	Investors Service

Corporate rating	B	B1
Credit rating of senior unsecured debt	BB-	B1
Ratings outlook	Positive	Positive

Adequacy of Liquidity Sources
As of April 3, 2010, we had approximately $1.3 billion of cash and cash equivalents on hand, which we believe will enable us to meet our liquidity needs to satisfy ordinary course business obligations. However, our ability to continue to meet such liquidity needs is subject to, and will be affected by, cash flows from operations, including the impact of restructuring activities, challenging automotive industry conditions, the financial condition of our customers and suppliers and other related factors. Additionally, as discussed in “— Executive Overview” above, an economic downturn or a reduction in production levels could negatively impact our financial condition. Furthermore, our future financial results will be affected by cash flows from operations, including the impact of restructuring activities, and will also be subject to certain factors outside of our control, including those described above in this paragraph. See “— Executive Overview” above, “— Forward-Looking Statements” below and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009, as supplemented below in Part II — Item 1A, “Risk Factors,” in this Report, for further discussion of the risks and uncertainties affecting our cash flows from operations, borrowing availability and overall liquidity.

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
Our most significant foreign currency transactional exposures relate to the Mexican peso and various European currencies. We have performed a quantitative analysis of our overall currency rate exposure as of April 3, 2010. The potential adverse earnings impact related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies for a twelve-month period is approximately $9 million. The potential adverse earnings impact related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies for a twelve-month period is approximately $11 million.
As of April 3, 2010, foreign exchange contracts representing $311 million of notional amount were outstanding with maturities of less than nine months. As of April 3, 2010, the fair value of these contracts was approximately $14 million. A 10% change in the value of the U.S. dollar relative to all other currencies would result in a $13 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies would result in a $13 million change in the aggregate fair value of these contracts.
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
Interest Rates
Historically, we have used interest rate swap and other derivative contracts to manage our exposure to variable interest rates on outstanding variable rate debt instruments indexed to United States or European Monetary Union short-term money market rates. As of April 3, 2010, and December 31, 2009, there were no interest rate contracts outstanding. The Company will continue to evaluate, and may use derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage its exposures to fluctuations in interest rates in the future.
Commodity Prices
We have commodity price risk with respect to purchases of certain raw materials, including steel, leather, resins, chemicals, copper and diesel fuel. Raw material, energy and commodity costs have been extremely volatile over the past several years. In limited circumstances, we have used financial instruments to mitigate this risk.
We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, which include cost reduction actions, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. These costs remain volatile and could have an adverse impact on our operating results in the foreseeable future. See “— Forward-Looking Statements” below and Item 1A, “Risk Factors — High raw material costs could continue to have an adverse impact on our profitability,” in our Annual Report on Form 10-K for the year ended December 31, 2009.

LEAR CORPORATION
Historically, we have used derivative instruments to reduce our exposure to fluctuations in certain commodity prices, including copper. As of April 3, 2010, and December 31, 2009, there were no commodity swap contracts outstanding. The Company will continue to evaluate and may use derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage its exposures to commodity prices in the future.
OTHER MATTERS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of April 3, 2010, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $19 million. In addition, as of April 3, 2010, we had recorded reserves for product liability claims and environmental matters of $36 million and $3 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009. For a more complete description of our outstanding material legal proceedings, see Note 14, “Legal and Other Contingencies,” to the condensed consolidated financial statements included in this Report.
Significant Accounting Policies and Critical Accounting Estimates
Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates,” and Note 4, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first three months of 2010.
Recently Issued Accounting Pronouncements
Financial Instruments and Fair Value Measurements
The Financial Accounting Standards Board (“FASB”) amended ASC 860, “Transfers and Servicing,” with Accounting Standards Update (“ASU”) 2009-16, “Accounting for Transfers of Financial Assets,” to, among other things, eliminate the concept of qualifying special purpose entities, provide additional sale accounting requirements and require enhanced disclosures. The provisions of this update are effective for annual reporting periods beginning after November 15, 2009. The effects of adoption were not significant because our previous asset-backed securitization facility expired in 2008. We will assess the impact of this update on any future securitizations.
The FASB amended ASC 820, “Fair Value Measurements and Disclosures,” with ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” to require additional disclosures regarding fair value measurements, including the amount and reasons for transfers between levels within the fair value hierarchy and more detailed information regarding the inputs and valuation techniques used in determining the fair value of assets and liabilities classified as Level 2 or Level 3 within the fair value hierarchy. In addition, this update clarifies previous guidance related to the level at which fair value disclosures should be disaggregated. With the exception of additional disclosures related to activity within Level 3 of the fair value hierarchy, which are effective for fiscal years beginning after December 15, 2010, the provisions of this update are effective as of January 1, 2010. The effects of adoption were not significant. For further information, see Note 16, “Financial Instruments,” to the condensed consolidated financial statements included in this Report.
Consolidation of Variable Interest Entities
The FASB amended ASC 810, “Consolidations,” with ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This update significantly changes the model for determining whether an entity is the primary beneficiary and should thus consolidate a variable interest entity. In addition, this update requires additional disclosures and an ongoing assessment of whether a variable interest entity should be consolidated. The provisions of this update are effective for annual

LEAR CORPORATION
reporting periods beginning after November 15, 2009. We have ownership interests in consolidated and non-consolidated variable interest entities. The effects of adoption were not significant.
Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions identify these forward-looking statements. All statements contained or incorporated in this Report which address operating performance, events or developments that we expect or anticipate may occur in the future, including statements related to business opportunities, awarded sales contracts, sales backlog and ongoing commercial arrangements, or statements expressing views about future operating results, are forward-looking statements. Important factors, risks and uncertainties that may cause actual results to differ materially from anticipated results include, but are not limited to:
•	general economic conditions in the markets in which we operate, including changes in interest rates or currency exchange rates;

•	the financial condition and restructuring actions of our customers and suppliers;

•	changes in actual industry vehicle production levels from our current estimates;

•	fluctuations in the production of vehicles or the loss of business with respect to a vehicle model for which we are a significant supplier;

•	disruptions in the relationships with our suppliers;

•	labor disputes involving us or our significant customers or suppliers or that otherwise affect us;

•	the outcome of customer negotiations;

•	the impact and timing of program launch costs;

•	the costs, timing and success of restructuring actions;

•	increases in our warranty or product liability costs;

•	risks associated with conducting business in foreign countries;

•	competitive conditions impacting our key customers and suppliers;

•	the cost and availability of raw materials and energy;

•	our ability to mitigate increases in raw material, energy and commodity costs;

•	the outcome of legal or regulatory proceedings to which we are or may become a party;

•	unanticipated changes in cash flow, including our ability to align our vendor payment terms with those of our customers;

•	our ability to access capital markets on commercially reasonable terms;

•	impairment charges initiated by adverse industry or market developments;

•	our anticipated future performance, including, without limitation, our ability to maintain or increase revenue and gross margins, control future operating expenses and make necessary capital expenditures; and

•	other risks, described in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in this Report, and from time to time in our other Securities and Exchange Commission filings.
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

(b)	Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended April 3, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. In particular, we are involved in the outstanding material legal proceedings described in Note 14, “Legal and Other Contingencies,” to the condensed consolidated financial statements included in this Report. In addition, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009, for a description of risks relating to various legal proceedings and claims.
ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, except to supplement and update certain of those risk factors as follows:
•	Our existing indebtedness and volatility in the global capital and financial markets could restrict our business activities and have an adverse effect on our business, financial condition and results of operations.

As of April 3, 2010, we had approximately $745 million of outstanding indebtedness. We are permitted by the terms of our notes and our other debt instruments to incur substantial additional indebtedness. Our inability to generate sufficient cash flow to satisfy our debt obligations, to refinance our debt obligations or to access capital and financial markets on commercially reasonable terms could have an adverse effect on our business, financial condition and results of operations. Additionally, the failure by us to comply with the covenants in our debt instruments could result in a default under our indebtedness.

LEAR CORPORATION
ITEM 5 – OTHER INFORMATION
The Company held its Annual Meeting of Stockholders on May 13, 2010. Set forth below are the final voting results for the proposal submitted to a vote of the stockholders.
The appointment of the firm Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2010.

For	Against	Abstain
33,372,961	2,821,422	790,679
ITEM 6 — EXHIBITS
The exhibits listed on the “Index to Exhibits” on page 42 are filed with this Form 10-Q or incorporated by reference as set forth below.

LEAR CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION
Dated: May 14, 2010	By:	/s/ Robert E. Rossiter
Robert E. Rossiter
Chairman, Chief Executive Officer and President

	By:	/s/ Matthew J. Simoncini
Matthew J. Simoncini
Senior Vice President and Chief Financial Officer

LEAR CORPORATION
Index to Exhibits

Exhibit
Number	Exhibit
4.1	Indenture, dated March 26, 2010, among the Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 23, 2010).

4.2	First Supplemental Indenture, dated March 26, 2010, among the Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 23, 2010).

10.1	Amended and Restated Credit Agreement, dated as of March 18, 2010, among the Company, the several lenders from time to time parties thereto, Barclays Bank PLC, as Documentation Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 19, 2010).

10.2	First Amendment to Amended and Restated Credit Agreement, dated as of March 18, 2010, among the Company, the several lenders from time to time parties thereto, Barclays Bank PLC, as Documentation Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 19, 2010).

**10.3*	Lear Corporation Outside Directors Compensation Plan, amended and restated effective January 1, 2010.

**10.4*	Form of 2010 Restricted Stock Unit Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan.

**10.5*	Form of Performance Unit Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan.

** 31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

** 31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

** 32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement.

**	Filed herewith.