Form 10-Q
period 2010-07-03
LEAR CORP
filed 2010-08-03
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2010.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 of 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
As of July 30, 2010, the number of shares outstanding of the registrant’s common stock was 49,471,951 shares.

LEAR CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JULY 3, 2010
INDEX

Page No.
Part I – Financial Information
Item 1 – Condensed Consolidated Financial Statements
Introduction to the Condensed Consolidated Financial Statements	3
Condensed Consolidated Balance Sheets - July 3, 2010 (Unaudited) and December 31, 2009	4
Condensed Consolidated Statements of Operations (Unaudited) - Three and Six Months Ended July 3, 2010 and July 4, 2009	5
Condensed Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended July 3, 2010 and July 4, 2009	6
Notes to the Condensed Consolidated Financial Statements	7
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3 – Quantitative and Qualitative Disclosures about Market Risk (included in Item 2)
Item 4 – Controls and Procedures	46
Part II – Other Information
Item 1 – Legal Proceedings	46
Item 1A – Risk Factors	46
Item 6 – Exhibits	46
Signatures	47

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

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	Successor
	July 3,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,420.3	$1,554.0
Accounts receivable	1,888.1	1,479.9
Inventories	510.0	447.4
Other	336.8	305.7

Total current assets	4,155.2	3,787.0

LONG-TERM ASSETS:
Property, plant and equipment, net	957.6	1,050.9
Goodwill	597.5	621.4
Other	595.0	614.0

Total long-term assets	2,150.1	2,286.3

	$6,305.3	$6,073.3

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$23.4	$37.1
Accounts payable and drafts	1,799.0	1,547.5
Accrued liabilities	972.9	808.1
Current portion of long-term debt	2.0	8.1

Total current liabilities	2,797.3	2,400.8

LONG-TERM LIABILITIES:
Long-term debt	695.3	927.1
Other	490.2	563.6

Total long-term liabilities	1,185.5	1,490.7

EQUITY:
Series A convertible preferred stock, 100,000,000 shares authorized; 10,896,250 shares issued as of July 3, 2010 and December 31, 2009; 3,186,769 and 9,881,303 shares outstanding as of July 3, 2010 and December 31, 2009, respectively	131.6	408.1
Common stock, $0.01 par value, 300,000,000 shares authorized; 48,111,391 and 36,954,733 shares issued as of July 3, 2010 and December 31, 2009, respectively	0.5	0.4
Additional paid-in capital, including warrants to purchase common stock	1,974.0	1,685.7
Common stock held in treasury, 41,471 shares as of July 3, 2010, at cost	(2.8)	—
Retained earnings (deficit)	222.1	(3.8)
Accumulated other comprehensive loss	(110.9)	(1.3)

Lear Corporation stockholders’ equity	2,214.5	2,089.1
Noncontrolling interests	108.0	92.7

Equity	2,322.5	2,181.8

	$6,305.3	$6,073.3

The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share data)

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Net sales	$3,039.3	$2,281.0	$5,977.8	$4,449.3

Cost of sales	2,746.5	2,245.1	5,430.2	4,488.1
Selling, general and administrative expenses	112.8	121.1	240.7	233.2
Amortization of intangible assets	6.6	1.2	13.3	2.3
Interest expense	13.3	62.3	32.3	118.7
Other (income) expense, net	(22.5)	5.7	(1.5)	18.5

Consolidated income (loss) before
provision for income taxes	182.6	(154.4)	262.8	(411.5)
Provision for income taxes	17.3	14.0	23.7	19.7

Consolidated net income (loss)	165.3	(168.4)	239.1	(431.2)
Less: Net income attributable to noncontrolling interests	5.5	5.2	13.2	7.2

Net income (loss) attributable to Lear	$159.8	$(173.6)	$225.9	$(438.4)

Basic net income (loss) per share attributable to Lear	$3.16	$(2.24)	$4.55	$(5.66)

Diluted net income (loss) per share attributable to Lear	$2.96	$(2.24)	$4.18	$(5.66)

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended
	Successor	Predecessor
	July 3,	July 4,
	2010	2009
Cash Flows from Operating Activities:
Consolidated net income (loss)	$239.1	$(431.2)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	115.6	134.5
Net change in recoverable customer engineering, development and tooling	(11.0)	(5.5)
Net change in working capital items	(29.3)	(37.0)
Net change in sold accounts receivable	—	(138.5)
Other, net	(48.4)	81.2

Net cash provided by (used in) operating activities	266.0	(396.5)

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(76.4)	(42.1)
Other, net	2.6	9.2

Net cash used in investing activities	(73.8)	(32.9)

Cash Flows from Financing Activities:
Proceeds from the issuance of senior notes	694.5	—
First lien credit agreement repayments	(375.0)	—
Second lien credit agreement repayments	(550.0)	—
Other long-term debt repayments, net	(6.1)	(2.6)
Short-term debt repayments, net	(13.9)	(9.0)
Payment of debt issuance costs	(17.6)	(21.2)
Dividends paid to noncontrolling interests	(4.6)	(15.4)
Increase (decrease) in drafts	1.1	(0.3)

Net cash used in financing activities	(271.6)	(48.5)

Effect of foreign currency translation	(54.3)	19.3

Net Change in Cash and Cash Equivalents	(133.7)	(458.6)
Cash and Cash Equivalents as of Beginning of Period	1,554.0	1,592.1

Cash and Cash Equivalents as of End of Period	$1,420.3	$1,133.5

Changes in Working Capital Items:
Accounts receivable	$(471.7)	$(41.9)
Inventories	(77.8)	92.3
Accounts payable	337.5	(152.8)
Accrued liabilities and other	182.7	65.4

Net change in working capital items	$(29.3)	$(37.0)

Supplementary Disclosure:
Cash paid for interest	$29.9	$48.3

Cash paid for income taxes	$38.1	$34.3

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
On November 9, 2009, Lear and certain of its U.S. and Canadian subsidiaries emerged from bankruptcy proceedings under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”). In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”) 852, “Reorganizations,” Lear adopted fresh-start accounting upon its emergence from Chapter 11 bankruptcy proceedings and became a new entity for financial reporting purposes as of November 7, 2009. Accordingly, the consolidated financial statements for the reporting entity subsequent to emergence from Chapter 11 bankruptcy proceedings (the “Successor”) are not comparable to the consolidated financial statements for the reporting entity prior to emergence from Chapter 11 bankruptcy proceedings (the “Predecessor”). The “Company,” when used in reference to the period subsequent to emergence from Chapter 11 bankruptcy proceedings, refers to the Successor, and when used in reference to periods prior to emergence from Chapter 11 bankruptcy proceedings, refers to the Predecessor. For further information, see Note 1, “Basis of Presentation,” and Note 2, “Reorganization under Chapter 11,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended July 3, 2010.
(2) Restructuring Activities
In 2005, the Company initiated a three-year restructuring strategy to (i) eliminate excess capacity and lower the operating costs of the Company, (ii) streamline the Company’s organizational structure and reposition its business for improved long-term profitability and (iii) better align the Company’s manufacturing footprint with the changing needs of its customers. In light of industry conditions and customer announcements, the Company expanded this strategy, and through the end of 2009, the Company incurred pretax restructuring costs of $672.2 million. In the first half of 2010, the Company continued to restructure its global operations and to aggressively reduce its costs. The Company expects accelerated restructuring actions and related investments to continue for the next few years.
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
In the first half of 2010, the Company recorded charges of $24.3 million in connection with its restructuring actions. These charges consist of $19.5 million recorded as cost of sales and $4.8 million recorded as selling, general and administrative expenses. The 2010 charges consist of employee termination benefits of $18.3 million, asset impairment charges of $3.3 million and contract termination costs of $0.1 million, as well as other related costs of $2.6 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $3.3 million in excess of related estimated fair values.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of 2010 activity is shown below (in millions):

	Accrual as of	2010	Utilization		Accrual as of
	January 1, 2010	Charges	Cash	Non-cash	July 3, 2010
Initial Restructuring Strategy:
Employee termination benefits	$11.2	$(0.5)	$—	$—	$10.7
Contract termination costs	2.0	0.1	—	—	2.1

	13.2	(0.4)	—	—	12.8

Other Restructuring Initiatives:
Employee termination benefits	68.6	18.8	(56.2)	—	31.2
Asset impairments	—	3.3	—	(3.3)	—
Contract termination costs	1.3	—	—	—	1.3
Other related costs	—	2.6	(2.6)	—	—

	69.9	24.7	(58.8)	(3.3)	32.5

Total	$83.1	$24.3	$(58.8)	$(3.3)	$45.3

(3) Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	July 3,	December 31,
	2010	2009
Raw materials	$420.2	$378.7
Work-in-process	29.7	26.1
Finished goods	60.1	42.6

Inventories	$510.0	$447.4

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

	July 3,	December 31,
	2010	2009
Land	$105.3	$114.9
Buildings and improvements	347.1	358.4
Machinery and equipment	632.4	608.3
Construction in progress	5.3	4.5

Total property, plant and equipment	1,090.1	1,086.1
Less — accumulated depreciation	(132.5)	(35.2)

Net property, plant and equipment	$957.6	$1,050.9

Depreciation expense was $50.5 million and $67.7 million in the three months ended July 3, 2010 and July 4, 2009, respectively, and $102.3 million and $132.2 million in the six months ended July 3, 2010 and July 4, 2009, respectively.
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with GAAP. If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated by the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. The Company does not believe that there were any indicators that would have resulted in additional long-lived asset impairment charges as of July 3, 2010. The Company will, however, continue to assess the impact of any significant industry events and long-term automotive production estimates on the realization of its long-lived assets.
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
(5) Goodwill
A summary of the changes in the carrying amount of goodwill, all of which relates to the seating segment, for the six months ended July 3, 2010, is shown below (in millions):

Balance as of January 1, 2010	$621.4
Foreign currency translation	(23.9)

Balance as of July 3, 2010	$597.5

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
The Company does not believe that there were any indicators that would have resulted in goodwill impairment charges as of July 3, 2010. The Company will, however, continue to assess the impact of any significant industry events and long-term automotive production estimates on its recorded goodwill.
(6) Long-Term Debt
A summary of long-term debt and the related weighted average interest rates is shown below (in millions):

	July 3, 2010		December 31, 2009
	Long-Term Debt	Weighted Average Interest Rate	Long-Term Debt	Weighted Average Interest Rate
7.875% Senior Notes due 2018	$347.5	8.00%	$—	N/A
8.125% Senior Notes due 2020	347.1	8.25%	—	N/A
First Lien Credit Agreement	—	N/A	375.0	7.50%
Second Lien Credit Agreement	—	N/A	550.0	9.00%
Other	2.7	1.60%	10.2	2.05%

	697.3		935.2
Less — Current portion	(2.0)		(8.1)

Long-term debt	$695.3		$927.1

Senior Notes
On March 26, 2010, the Company issued $350 million in aggregate principal amount at maturity of unsecured senior notes due 2018 at a stated coupon rate of 7.875% (the “2018 Notes”) and $350 million in aggregate principal amount at maturity of unsecured senior

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
notes due 2020 at a stated coupon rate of 8.125% (the “2020 Notes” and together with the 2018 Notes, the “Notes”). The net proceeds from the issuance of the Notes, together with existing cash on hand, were used to repay in full an aggregate amount of $925.0 million of term loans provided under the Company’s first and second lien credit agreements.
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
exceptions), the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Notes of any series may declare all of the Notes of such series to be due and payable immediately.
As of July 3, 2010, the Company was in compliance with all covenants under the indenture governing the Notes.
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
The Revolving Credit Facility contains various customary representations, warranties and covenants by the Company, including, without limitation, (i) covenants regarding maximum leverage and minimum interest coverage, (ii) limitations on the amount of capital expenditures, (iii) limitations on fundamental changes involving the Company or its subsidiaries and (iv) limitations on indebtedness and liens. As of July 3, 2010, there were no borrowings outstanding under the Revolving Credit Facility, and the Company was in compliance with all covenants set forth in the agreement governing the Revolving Credit Facility.
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
As discussed above, the Company used the net proceeds from the issuance of the Notes, together with its existing cash on hand, to repay in full all amounts outstanding under the term loans provided under the Company’s first and second lien credit agreements. In connection with the issuance of the Notes, the repayment of the term loans and the related amendments to the first lien credit agreement, the Company recognized a loss on the extinguishment of debt of $11.8 million in the first quarter of 2010, resulting from the write-off of unamortized debt issuance costs, and paid debt issuance costs of $17.6 million in the first half of 2010, of which $1.3 million was paid in the second quarter of 2010. The debt issuance costs are being amortized over the life of the related debt. The loss on the extinguishment of debt is recorded in other (income) expense, net. See Note 9, “Other (Income) Expense, Net.”

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(7) Pension and Other Postretirement Benefit Plans
Net Periodic Benefit Cost
The components of the Company’s net periodic benefit cost are shown below (in millions):

	Pension		Other Postretirement
	Three Months Ended		Three Months Ended
	Successor	Predecessor	Successor	Predecessor
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Service cost	$1.8	$2.2	$0.3	$0.7
Interest cost	11.0	11.4	2.3	2.8
Expected return on plan assets	(11.7)	(9.6)	—	—
Amortization of actuarial loss	—	1.5	—	0.1
Amortization of transition obligation	—	—	—	0.2
Amortization of prior service (credit) cost	—	1.3	—	(1.8)
Special termination benefits	—	0.1	0.1	—
Curtailment (gain) loss, net	—	1.3	—	(0.5)

Net periodic benefit cost	$1.1	$8.2	$2.7	$1.5

	Pension		Other Postretirement
	Six Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Service cost	$3.9	$4.6	$0.6	$1.3
Interest cost	23.4	22.5	4.5	5.6
Expected return on plan assets	(25.4)	(19.3)	—	—
Amortization of actuarial loss	—	3.0	—	0.2
Amortization of transition obligation	—	—	—	0.3
Amortization of prior service (credit) cost	—	2.7	—	(3.6)
Special termination benefits	—	20.3	0.1	0.1
Settlement (gain) loss	(0.1)	0.5	—	—
Curtailment (gain) loss, net and related charges	—	38.6	—	(0.5)

Net periodic benefit cost	$1.8	$72.9	$5.2	$3.4

In the first half of 2009, the Company recorded pension plan curtailment losses and special termination benefits of $57.1 million resulting from employee terminations associated with the Company’s restructuring activities.
Contributions
Employer contributions to the Company’s domestic and foreign pension plans for the six months ended July 3, 2010, were $42.6 million, in aggregate. Based on minimum funding requirements, the Company expects additional contributions of approximately $5 million, in aggregate, to its domestic and foreign pension plans in 2010. The Company may elect to make contributions in excess of minimum funding requirements in response to investment performance and changes in interest rates, to achieve funding levels required by the Company’s defined benefit plan arrangements or when the Company believes it is financially advantageous to do so and based on its other capital requirements.
Employer contributions to the Company’s defined contribution retirement program for its salaried employees, determined as a percentage of each covered employee’s eligible compensation, for the six months ended July 3, 2010, were $3.8 million. The Company expects total contributions of approximately $10 million to this program in 2010.
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
(9) Other (Income) Expense, Net
Other (income) expense, net includes non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with the Company’s factoring facilities, gains and losses related to certain derivative instruments and hedging activities, equity in net income of affiliates, gains and losses on the sales of assets and other miscellaneous income and expense. A summary of other (income) expense, net is shown below (in millions):

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Other expense	$4.0	$36.0	$20.5	$62.9
Other income	(26.5)	(30.3)	(22.0)	(44.4)

Other (income) expense, net	$(22.5)	$5.7	$(1.5)	$18.5

For the six months ended July 3, 2010, other expense includes a loss on the extinguishment of debt of $11.8 million, resulting from the write-off of unamortized debt issuance costs in the first quarter of 2010. For the three and six months ended July 3, 2010, other income includes equity in net income of affiliates of $17.0 million and $17.8 million, respectively. Other income also includes foreign exchange gains of $5.5 million and a gain of $1.8 million related to a transaction with an affiliate for the three months ended July 3, 2010.
For the three and six months ended July 4, 2009, other expense includes equity in net loss of affiliates of $31.2 million and $50.4 million, respectively, including an impairment charge of $26.6 million (Note 4, “Long-Term Assets”). For the three and six months ended July 4, 2009, other income includes foreign exchange gains of $25.4 million and $36.4 million, respectively.
(10) Income Taxes
The provision for income taxes was $17.3 million for the second quarter of 2010, representing an effective tax rate of 9.5% on pretax income of $182.6 million, as compared to $14.0 million for the second quarter of 2009, representing an effective tax rate of negative 9.1% on a pretax loss of $154.4 million. The provision for income taxes was $23.7 million for the six months ended July 3, 2010, representing an effective tax rate of 9.0% on pretax income of $262.8 million, as compared to $19.7 million for the six months ended July 4, 2009, representing an effective tax rate of negative 4.8% on a pretax loss of $411.5 million.
In the first half of 2010, the provision for income taxes was impacted by the mix of earnings among tax jurisdictions, as well as a portion of the Company’s restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Additionally, the provision was impacted by tax benefits of $32.8 million, including interest and penalties, related to reductions in recorded tax reserves. In the first half of 2009, the provision for income taxes primarily relates to profitable foreign operations, as well as withholding taxes on royalties and dividends paid by the Company’s foreign subsidiaries. In addition, the Company incurred losses in several countries that provided no tax benefits due to valuation allowances on its deferred tax assets in those countries. The provision was also impacted by a portion of the Company’s restructuring charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Additionally, the provision was impacted by tax benefits of $18.0 million, including interest, related to reductions in recorded tax reserves and tax expense of $9.9 million related to the establishment of valuation allowances in certain foreign subsidiaries. Excluding these items, the effective tax rate in the first half of 2010 and 2009 approximated the U.S. federal statutory

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items.
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
In connection with the Company’s emergence from Chapter 11 bankruptcy proceedings, the Company was able to retain its U.S. net operating loss, capital loss and tax credit carryforwards (collectively, the “Tax Attributes”). However, Internal Revenue Code (“IRC”) Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its Tax Attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. The Company’s emergence from Chapter 11 bankruptcy proceedings is considered a change in ownership for purposes of IRC Section 382. The limitation under the IRC is based on the value of the corporation as of the emergence date. As a result, the Company’s future U.S. taxable income may not be fully offset by the Tax Attributes if such income exceeds its annual limitation, and the Company may incur a tax liability with respect to such income. In addition, subsequent changes in ownership for purposes of the IRC could further diminish the value of the Company’s Tax Attributes.
The Company operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subject to review by both domestic and foreign tax authorities. As a result of the conclusion of current examinations and the expiration of the statute of limitations in several jurisdictions, the Company decreased the amount of its gross unrecognized tax benefits, excluding interest and penalties, by $10.3 million and $21.8 million, all of which impacted the effective tax rate in the three and six months ended July 3, 2010, respectively. During the next twelve months, it is reasonably possible that, as a result of audit settlements, the conclusion of current examinations and the expiration of the statute of limitations in several jurisdictions, the Company may decrease the amount of its gross unrecognized tax benefits, excluding interest and penalties, by approximately $3.1 million, all of which, if recognized, would impact its effective tax rate. The gross unrecognized tax benefits subject to potential decrease involve issues related to transfer pricing, tax credits and various other tax items in several jurisdictions. However, as a result of ongoing examinations, tax proceedings in certain countries, additions to the gross unrecognized tax benefits for positions taken and interest and penalties, if any, arising in the future, it is not possible to estimate the potential net increase or decrease to the Company’s gross unrecognized tax benefits during the next twelve months.
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(11) Net Income (Loss) Per Share Attributable to Lear
Basic net income (loss) per share attributable to Lear was computed using the two-class method by dividing net income (loss) attributable to Lear, after deducting undistributed earnings allocated to participating securities, by the average number of common shares outstanding during the period. Common shares issuable upon the satisfaction of certain conditions pursuant to a contractual agreement, such as those common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings, are considered common shares outstanding and are included in the computation of basic net income (loss) per share attributable to Lear. The Company’s preferred shares outstanding are considered participating securities. In the three and six months ended July 3, 2010, average participating securities outstanding were 4,028,708 and 5,525,554, respectively. A summary of information used to compute basic net income (loss) per share attributable to Lear is shown below:

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Net income (loss) attributable to Lear	$159.8	$(173.6)	$225.9	$(438.4)
Less: Undistributed earnings allocated to participating securities	(12.8)	—	(25.1)	—

Net income (loss) available to Lear common shareholders	$147.0	$(173.6)	$200.8	$(438.4)

Average common shares outstanding	46,466,393	77,519,841	44,151,154	77,484,521

Basic net income (loss) per share attributable to Lear	$3.16	$(2.24)	$4.55	$(5.66)

Diluted net income (loss) per share attributable to Lear was computed using the treasury stock method by dividing net income (loss) attributable to Lear by the average number of common shares outstanding, including the dilutive effect of common stock equivalents using the average share price during the period. A summary of information used to compute diluted net income (loss) per share attributable to Lear is shown below:

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Net income (loss) attributable to Lear	$159.8	$(173.6)	$225.9	$(438.4)

Average common shares outstanding	46,466,393	77,519,841	44,151,154	77,484,521
Dilutive effect of common stock equivalents	7,581,123	—	9,870,414	—

Average diluted shares outstanding	54,047,516	77,519,841	54,021,568	77,484,521

Diluted net income (loss) per share attributable to Lear	$2.96	$(2.24)	$4.18	$(5.66)

Participating securities are convertible into common stock on a one to one basis and participate ratably with common stock on dividends. Accordingly, diluted net income (loss) per share attributable to Lear computed using the two-class method produced the same result.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The effect of certain common stock equivalents, including options, restricted stock units, performance units and stock appreciation rights, were excluded from the computation of weighted average diluted shares outstanding for the three and six months ended July 4, 2009, as inclusion would have resulted in antidilution. In addition, shares issuable upon conversion of the Company’s outstanding zero-coupon convertible debt were excluded from the computation of weighted average diluted shares outstanding for the three and six months ended July 4, 2009, as inclusion would have resulted in antidilution. A summary of these options and their exercise prices, as well as these restricted stock units, performance units and stock appreciation rights, is shown below:

	Predecessor
	Three Months Ended	Six Months Ended
	July 4,	July 4,
	2009	2009
Options
Antidilutive options	1,064,225	1,064,225
Exercise price	$22.12 — $55.33	$22.12 — $55.33
Restricted stock units	887,945	887,945
Performance units	84,709	84,709
Stock appreciation rights	2,261,363	2,261,363
(12) Comprehensive Income (Loss) and Equity (Deficit)
Comprehensive income (loss) is defined as all changes in the Company’s net assets except changes resulting from transactions with stockholders. It differs from net income (loss) in that certain items recorded in equity (deficit) are included in comprehensive income (loss).
A summary of comprehensive income and reconciliations of equity, Lear Corporation stockholders’ equity and noncontrolling interests for the three and six months ended July 3, 2010, are shown below (in millions):

	Successor
	Three Months Ended July 3, 2010			Six Months Ended July 3, 2010
		Attributable			Attributable
		to Lear Corporation	Non-controlling		to Lear Corporation	Non-controlling
	Equity	Stockholders	Interests	Equity	Stockholders	Interests
Beginning equity balance	$2,241.3	$2,134.7	$106.6	$2,181.8	$2,089.1	$92.7
Stock-based compensation transactions	4.3	4.3	—	9.1	9.1	—
Dividends paid to noncontrolling interests	(4.6)	—	(4.6)	(4.6)	—	(4.6)
Transactions with affiliates	—	—	—	6.5	—	6.5
Comprehensive income:
Net income	165.3	159.8	5.5	239.1	225.9	13.2
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	(0.3)	(0.3)	—	(0.2)	(0.2)	—
Derivative instruments and hedging activities	(14.1)	(14.1)	—	0.2	0.2	—
Foreign currency translation adjustments	(69.4)	(69.9)	0.5	(109.4)	(109.6)	0.2

Other comprehensive income (loss)	(83.8)	(84.3)	0.5	(109.4)	(109.6)	0.2

Comprehensive income	81.5	75.5	6.0	129.7	116.3	13.4

Ending equity balance	$2,322.5	$2,214.5	$108.0	$2,322.5	$2,214.5	$108.0

In the three and six months ended July 3, 2010, foreign currency translation adjustments relate primarily to the Euro.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of comprehensive income (loss) and reconciliations of equity (deficit), Lear Corporation stockholders’ equity (deficit) and noncontrolling interests for the three and six months ended July 4, 2009, is shown below (in millions):

	Predecessor
	Three Months Ended July 4, 2009			Six Months Ended July 4, 2009
		Attributable			Attributable
		to Lear	Non-		to Lear
		Corporation	controlling	Equity	Corporation	Non-controlling
	Deficit	Stockholders	Interests	(Deficit)	Stockholders	Interests
Beginning equity (deficit) balance	$(41.4)	$(89.4)	$48.0	$247.7	$198.9	$48.8
Stock-based compensation transactions	1.6	1.6	—	4.5	4.5	—
Dividends paid to noncontrolling interests	(12.2)	—	(12.2)	(15.4)	—	(15.4)
Comprehensive income (loss):
Net income (loss)	(168.4)	(173.6)	5.2	(431.2)	(438.4)	7.2
Other comprehensive income, net of tax:
Defined benefit plan adjustments	2.9	2.9	—	10.3	10.3	—
Derivative instruments and hedging activities	22.3	22.3	—	24.5	24.5	—
Foreign currency translation adjustments	25.3	25.0	0.3	(10.3)	(11.0)	0.7

Other comprehensive income	50.5	50.2	0.3	24.5	23.8	0.7

Comprehensive income (loss)	(117.9)	(123.4)	5.5	(406.7)	(414.6)	7.9

Ending equity (deficit) balance	$(169.9)	$(211.2)	$41.3	$(169.9)	$(211.2)	$41.3

(13) Pre-Production Costs Related to Long-Term Supply Agreements
The Company incurs pre-production engineering and development (“E&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production E&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a non-cancelable right to use the tooling. During the first six months of 2010 and 2009, the Company capitalized $63.2 million and $64.1 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. In addition, during the first six months of 2010 and 2009, the Company capitalized $67.6 million and $59.6 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets. During the six months ended July 3, 2010 and July 4, 2009, the Company collected $126.1 million and $115.5 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer engineering, development and tooling costs related to long-term supply agreements is shown below (in millions):

	July 3,	December 31,
	2010	2009
Current	$54.6	$38.5
Long-term	63.5	76.8

Recoverable customer engineering, development and tooling	$118.1	$115.3

(14) Legal and Other Contingencies
As of July 3, 2010 and December 31, 2009, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $18.0 million and $18.8 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal liabilities, as described below.
Commercial Disputes
The Company is involved from time to time in legal proceedings and claims, including, without limitation, commercial or contractual disputes with its customers, suppliers and competitors. These disputes vary in nature and are usually resolved by negotiations between the parties.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
On January 26, 2004, the Company filed a patent infringement lawsuit against Johnson Controls Inc. and Johnson Controls Interiors LLC (together, the “JCI Parties”) in the U.S. District Court for the Eastern District of Michigan alleging that the JCI Parties’ garage door opener products infringed certain of the Company’s radio frequency transmitter patents (which complaint was dismissed and subsequently re-filed by the Company in September 2004). The Company is seeking a declaration that the JCI Parties infringe its patents and an order enjoining the JCI Parties from further infringing those patents by making, selling or offering to sell their garage door opener products, as well as an award of compensatory damages, attorney fees and costs. The JCI Parties counterclaimed seeking a declaration that the subject patents are invalid and unenforceable and that the JCI Parties are not infringing these patents, as well as an award of attorney fees and costs. The JCI Parties have also filed motions for summary judgment asserting that their garage door opener products do not infringe the Company’s patents and that one of the Company’s patents is invalid and unenforceable. In November 2007, the court issued an opinion and order granting, in part, and denying, in part, the JCI Parties’ motion for summary judgment on one of the Company’s patents and denying the JCI Parties’ motion to hold the patent unenforceable. The court’s opinion did not address the other two patents involved in this matter. On March 11, 2010, the court issued an opinion and order granting the JCI Parties’ motion for summary judgment on two of the three patents-in-suit, U.S. Patent No. Re 36,181 and U.S. Patent No. Re 36,752. This order leaves for trial by jury the issue of whether the JCI Parties’ infringed the third patent-in-suit, U.S. Patent No. 5,731,756. A final pre-trial conference date has been scheduled for September 2010.
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
Following the Company’s emergence from Chapter 11 bankruptcy proceedings, litigation in the Chamberlain Matter resumed, and on March 18, 2010, the Company filed two motions for summary judgment on non-infringement. In response, Chamberlain and JCI filed cross-motions for summary judgment on infringement. The Company has filed its responses to the cross-motions by Chamberlain and JCI. Fact discovery in the Chamberlain Matter closed on June 30, 2010, and expert discovery is scheduled to close on September 3, 2010. The parties then can move for summary judgment on subjects other than non-infringement by September 10, 2010.
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
On August 6, 2009, Lear Automotive France (“Lear France”), a wholly owned subsidiary of the Company, was served with a writ by Proma France before the Orléans Commercial Court. Proma France is a sub-contractor of Lear France in connection with its manufacture of seating parts. Proma France claims that Lear France must indemnify it for damages allegedly arising from Lear France obtaining advantageous pricing without providing Proma France with a written guarantee of purchase volumes. Proma France is seeking damages of €9.6 million ($12.0 million based on exchange rates in effect as of July 3, 2010). Lear France intends to assert defenses against the claims in this matter, including that the issue is covered by a settlement agreement previously entered into by Lear France and Proma France on March 6, 2007. The Company believes that the action by Proma France is without merit and intends to vigorously defend this matter. On July 1, 2010, Lear France filed briefs in response to Proma France’s claims. A hearing on the merits has been scheduled for November 2010.
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
A summary of the changes in reserves for product liability and warranty claims for the six months ended July 3, 2010, is shown below (in millions):

Balance as of January 1, 2010	$26.5
Expense, net	20.5
Settlements	(6.5)
Foreign exchange and other	(3.5)

Balance as of July 3, 2010	$37.0

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
As of July 3, 2010 and December 31, 2009, the Company had recorded reserves for environmental matters of $2.6 million. While the Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial position, results of operations or cash flows, no assurance can be given in this regard.
Other Matters
Although the Company records reserves for legal disputes, product liability and warranty claims and environmental and other matters in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain. Actual results may differ materially from current estimates.
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
(15) Segment Reporting
The Company has two reportable operating segments: seating and electrical power management systems. The seating segment includes seat systems and related components. The electrical power management systems segment includes traditional wiring and power management systems, as well as emerging high-power and hybrid electrical systems. The Other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment.
The Company evaluates the performance of its operating segments based primarily on (i) revenues from external customers, (ii) income (loss) before interest, other (income) expense and income taxes (“segment earnings”) and (iii) cash flows, which the Company defines as segment earnings less capital expenditures plus depreciation and amortization. A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Successor - Three Months Ended July 3, 2010
		Electrical
		Power
		Management
	Seating	Systems	Other	Consolidated
Revenues from external customers	$2,407.5	$631.8	$—	$3,039.3
Segment earnings (1)	207.3	23.5	(57.4)	173.4
Depreciation and amortization	35.2	20.3	1.6	57.1
Capital expenditures	24.7	14.9	2.0	41.6
Total assets	3,528.0	1,008.6	1,768.7	6,305.3

	Predecessor - Three Months Ended July 4, 2009
		Electrical
		Power
		Management
	Seating	Systems	Other	Consolidated
Revenues from external customers	$1,847.3	$433.7	$—	$2,281.0
Segment earnings (1)	9.1	(45.7)	(49.8)	(86.4)
Depreciation and amortization	42.3	23.0	3.6	68.9
Capital expenditures	14.7	6.5	0.2	21.4
Total assets	3,430.3	1,345.3	1,596.2	6,371.8

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Successor - Six Months Ended July 3, 2010
		Electrical
		Power
		Management
	Seating	Systems	Other	Consolidated
Revenues from external customers	$4,721.0	$1,256.8	$—	$5,977.8
Segment earnings (1)	356.9	49.1	(112.4)	293.6
Depreciation and amortization	71.4	41.2	3.0	115.6
Capital expenditures	47.0	26.6	2.8	76.4
Total assets	3,528.0	1,008.6	1,768.7	6,305.3

	Predecessor - Six Months Ended July 4, 2009
		Electrical
		Power
		Management
	Seating	Systems	Other	Consolidated
Revenues from external customers	$3,600.0	$849.3	$—	$4,449.3
Segment earnings (1)	(66.2)	(113.3)	(94.8)	(274.3)
Depreciation and amortization	80.4	47.0	7.1	134.5
Capital expenditures	25.2	16.6	0.3	42.1
Total assets	3,430.3	1,345.3	1,596.2	6,371.8

(1)	See definition above.
For the three months ended July 3, 2010, segment earnings include restructuring charges of $1.7 million, $9.0 million and $0.9 million in the seating and electrical power management systems segments and in the other category, respectively. For the six months ended July 3, 2010, segment earnings include restructuring charges of $8.9 million, $14.2 million and $1.2 million in the seating and electrical power management systems segments and in the other category, respectively. For the three months ended July 4, 2009, segment earnings include restructuring charges of $4.4 million, $10.0 million and $0.2 million in the seating and electrical power management systems segments and in the other category, respectively. For the six months ended July 4, 2009, segment earnings include restructuring charges of $99.1 million, $25.1 million and $1.0 million in the seating and electrical power management systems segments and in the other category, respectively. See Note 2, “Restructuring Activities.”
A reconciliation of consolidated segment earnings to consolidated income (loss) before provision for income taxes is shown below (in millions):

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Segment earnings	$173.4	$(86.4)	$293.6	$(274.3)
Interest expense	13.3	62.3	32.3	118.7
Other (income) expense, net	(22.5)	5.7	(1.5)	18.5

Consolidated income (loss) before provision for income taxes	$182.6	$(154.4)	$262.8	$(411.5)

(16) Financial Instruments
The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to the quoted market prices of these securities. As of July 3, 2010, the aggregate carrying value of the Company’s Notes was $694.6 million, as compared to an estimated aggregate fair value of $703.8 million. As of December 31, 2009, the aggregate carrying value of term loans outstanding of under the first and second lien credit agreements was $925.0 million, as compared to an estimated aggregate fair value of $932.6 million.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Certain of the Company’s Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to the Company and are excluded from accounts receivable in the accompanying condensed consolidated balance sheets. There were no factored receivables as of July 3, 2010 and December 31, 2009.
Derivative Instruments and Hedging Activities
Forward foreign exchange, futures and option contracts — The Company uses forward foreign exchange, futures and option contracts to reduce the effect of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso and various European currencies. Forward foreign exchange, futures and option contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or relates to the variability of cash flows to be received or paid. As of July 3, 2010, contracts designated as cash flow hedges with $193.0 million of notional amount were outstanding with maturities of less than six months. As of July 3, 2010, the fair value of these contracts was approximately ($0.4) million. As of July 3, 2010, other foreign currency derivative contracts that did not qualify for hedge accounting with $6.2 million of notional amount were outstanding. These foreign currency derivative contracts consist principally of cash transactions between three and thirty days, hedges of intercompany loans and hedges of certain other balance sheet exposures. As of July 3, 2010, the fair value of these contracts was ($0.1) million. As of December 31, 2009, there were no foreign exchange contracts outstanding.
The fair value of outstanding foreign currency derivative contracts and the related classification in the accompanying condensed consolidated balance sheet as of July 3, 2010, are shown below (in millions):

Successor
July 3,
2010
Contracts qualifying for hedge accounting:
Other current assets	$1.8
Other current liabilities	(2.2)

(0.4)

Contracts not qualifying for hedge accounting:
Other current assets	0.1
Other current liabilities	(0.2)

(0.1)

$(0.5)

Pretax amounts related to foreign currency derivative contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Contracts qualifying for hedge accounting:
Gains (losses) recognized in accumulated other comprehensive loss	$(12.0)	$2.0	$4.1	$(12.2)
(Gains) losses reclassified from accumulated other comprehensive loss	(2.8)	16.1	(4.6)	35.5

Comprehensive income (loss)	$(14.8)	$18.1	$(0.5)	$23.3

Interest rate swap and other derivative contracts — Historically, the Company used interest rate swap and other derivative contracts to manage its exposure to fluctuations in interest rates. Interest rate swap and other derivative contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments were accounted for as cash flow hedges. Interest rate swap contracts which hedge the change in fair value of certain fixed rate debt instruments were accounted for as fair value hedges. As of July 3, 2010, and December 31, 2009, there were no interest rate contracts outstanding. The Company will continue to evaluate, and may use derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage its exposures to fluctuations in interest rates in the future.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Pretax amounts related to interest rate contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Predecessor
	Three Months Ended	Six Months Ended
	July 4,	July 4,
	2009	2009
Contracts qualifying for hedge accounting:
Losses recognized in accumulated other comprehensive loss	$(6.0)	$(14.2)
Losses reclassified from accumulated other comprehensive loss	5.8	11.9

Comprehensive loss	$(0.2)	$(2.3)

Commodity swap contracts — Historically, the Company used derivative instruments to reduce its exposure to fluctuations in certain commodity prices. These derivative instruments were utilized to hedge forecasted inventory purchases and to the extent that they qualified and met hedge accounting criteria, they were accounted for as cash flow hedges. Commodity swap contracts that were not designated as cash flow hedges were marked to market with changes in fair value recognized immediately in the condensed consolidated statements of operations. As of July 3, 2010 and December 31, 2009, there were no commodity swap contracts outstanding. The Company will continue to evaluate, and may use derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage its exposures to fluctuations in commodity prices in the future.
Pretax amounts related to commodity swap contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Predecessor
	Three Months Ended	Six Months Ended
	July 4,	July 4,
	2009	2009
Contracts qualifying for hedge accounting:
Gains recognized in accumulated other comprehensive loss	$—	$1.8
Losses reclassified from accumulated other comprehensive loss	1.0	2.1

Comprehensive income	$1.0	$3.9

As of July 3, 2010, net losses of approximately $0.5 million related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. During the three and six months ended July 3, 2010, net gains of approximately $2.8 million and $4.6 million, respectively, related to the Company’s hedging activities were reclassified from accumulated other comprehensive loss into earnings. During the three and six months ended July 4, 2009, net losses of approximately $22.9 million and $49.5 million, respectively, related to the Company’s hedging activities were reclassified from accumulated other comprehensive loss into earnings. During the twelve month period ending July 2, 2011, the Company expects to reclassify into earnings net losses of approximately $0.5 million recorded in accumulated other comprehensive loss as of July 3, 2010. Such losses will be reclassified at the time that the underlying hedged transactions are realized. During the three and six months ended July 3, 2010 and July 4, 2009, amounts recognized in the accompanying condensed consolidated statements of operations related to changes in the fair value of cash flow and fair value hedges excluded from the Company’s effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
Items measured at fair value on a recurring basis — Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of July 3, 2010, are shown below (in millions):

	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts	Recurring	$(0.5)	Market/Income	$—	$(0.5)	$—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, these discount rates are adjusted by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. To estimate this credit spread, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of July 3, 2010, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in and out of Level 3 during the first half of 2010 as there were no derivative contracts outstanding at December 31, 2009.
Items measured at fair value on a non-recurring basis — In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information on assets and liabilities measured at fair value on a non-recurring basis, see Note 2, “Restructuring,” and Note 4, “Long-Term Assets.”
(17) Accounting Pronouncements
Financial Instruments and Fair Value Measurements
The FASB amended ASC 860, “Transfers and Servicing,” with Accounting Standards Update (“ASU”) 2009-16, “Accounting for Transfers of Financial Assets,” to, among other things, eliminate the concept of qualifying special purpose entities, provide additional sale accounting requirements and require enhanced disclosures. The provisions of this update are effective for annual reporting periods beginning after November 15, 2009. The effects of adoption were not significant because the Company’s previous asset-backed securitization facility expired in 2008. The Company will assess the impact of this update on any future securitizations.
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(18) Supplemental Guarantor Condensed Consolidating Financial Statements

	Successor — July 3, 2010
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$764.3	$0.5	$655.5	$—	$1,420.3
Accounts receivable	31.3	283.0	1,573.8	—	1,888.1
Inventories	7.6	178.2	324.2	—	510.0
Other	43.2	11.8	281.8	—	336.8

Total current assets	846.4	473.5	2,835.3	—	4,155.2

LONG-TERM ASSETS:
Property, plant and equipment, net	94.7	155.1	707.8	—	957.6
Goodwill	23.5	303.9	270.1	—	597.5
Investments in subsidiaries	893.1	839.5	—	(1,732.6)	—
Other	148.5	34.3	412.2	—	595.0

Total long-term assets	1,159.8	1,332.8	1,390.1	(1,732.6)	2,150.1

	$2,006.2	$1,806.3	$4,225.4	$(1,732.6)	$6,305.3

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$—	$23.4	$—	$23.4
Accounts payable and drafts	58.3	407.7	1,333.0	—	1,799.0
Accrued liabilities	125.2	171.7	676.0	—	972.9
Current portion of long-term debt	—	—	2.0	—	2.0

Total current liabilities	183.5	579.4	2,034.4	—	2,797.3

LONG-TERM LIABILITIES:
Long-term debt	694.6	—	0.7	—	695.3
Intercompany accounts, net	(1,200.1)	159.8	1,040.3	—	—
Other	113.7	85.7	290.8	—	490.2

Total long-term liabilities	(391.8)	245.5	1,331.8	—	1,185.5

EQUITY:
Lear Corporation stockholders’ equity	2,214.5	981.4	751.2	(1,732.6)	2,214.5
Noncontrolling interests	—	—	108.0	—	108.0

Equity	2,214.5	981.4	859.2	(1,732.6)	2,322.5

	$2,006.2	$1,806.3	$4,225.4	$(1,732.6)	$6,305.3

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(18) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	Successor — December 31, 2009
			Non-
	Lear	Guarantors	guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$584.9	$0.1	$969.0	$—	$1,554.0
Accounts receivable	23.5	206.0	1,250.4	—	1,479.9
Inventories	4.0	166.0	277.4	—	447.4
Other	25.9	15.0	264.8	—	305.7

Total current assets	638.3	387.1	2,761.6	—	3,787.0

LONG-TERM ASSETS:
Property, plant and equipment, net	97.0	160.1	793.8	—	1,050.9
Goodwill	23.5	303.9	294.0	—	621.4
Investments in subsidiaries	1,057.0	1,109.2	—	(2,166.2)	—
Other	160.5	32.0	421.5	—	614.0

Total long-term assets	1,338.0	1,605.2	1,509.3	(2,166.2)	2,286.3

	$1,976.3	$1,992.3	$4,270.9	$(2,166.2)	$6,073.3

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$—	$37.1	$—	$37.1
Accounts payable and drafts	37.3	335.1	1,175.1	—	1,547.5
Accrued liabilities	97.6	100.4	610.1	—	808.1
Current portion of long-term debt	3.8	—	4.3	—	8.1

Total current liabilities	138.7	435.5	1,826.6	—	2,400.8

LONG-TERM LIABILITIES:
Long-term debt	921.2	—	5.9	—	927.1
Intercompany accounts, net	(1,291.9)	67.9	1,224.0	—	—
Other	119.2	92.2	352.2	—	563.6

Total long-term liabilities	(251.5)	160.1	1,582.1	—	1,490.7

EQUITY:
Lear Corporation stockholders’ equity	2,089.1	1,396.7	769.5	(2,166.2)	2,089.1
Noncontrolling interests	—	—	92.7	—	92.7

Equity	2,089.1	1,396.7	862.2	(2,166.2)	2,181.8

	$1,976.3	$1,992.3	$4,270.9	$(2,166.2)	$6,073.3

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(18) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	Successor — For the Three Months Ended July 3, 2010
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$61.4	$1,120.1	$2,755.3	$(897.5)	$3,039.3

Cost of sales	88.4	1,002.4	2,553.2	(897.5)	2,746.5
Selling, general and administrative expenses	38.0	18.3	56.5	—	112.8
Amortization of intangible assets	0.3	0.1	6.2	—	6.6
Intercompany charges	0.5	(2.5)	2.0	—	—
Interest (income) expense	(13.6)	19.7	7.2	—	13.3
Other intercompany (income) expense, net	(46.1)	10.6	35.5	—	—
Other income, net	(2.1)	(5.1)	(15.3)	—	(22.5)

Consolidated income (loss) before income taxes and equity in net income of subsidiaries	(4.0)	76.6	110.0	—	182.6
Provision for income taxes	3.7	—	13.6	—	17.3
Equity in net income of subsidiaries	(167.5)	(24.3)	—	191.8	—

Consolidated net income	159.8	100.9	96.4	(191.8)	165.3
Less: Net income attributable to noncontrolling interests	—	—	5.5	—	5.5

Net income attributable to Lear	$159.8	$100.9	$90.9	$(191.8)	$159.8

	Predecessor — For the Three Months Ended July 4, 2009
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$39.7	$571.3	$2,212.8	$(542.8)	$2,281.0

Cost of sales	59.4	570.1	2,158.4	(542.8)	2,245.1
Selling, general and administrative expenses	39.4	14.7	67.0	—	121.1
Amortization of intangible assets	—	—	1.2	—	1.2
Intercompany charges	0.8	(2.5)	1.7	—	—
Interest (income) expense	51.9	(2.5)	12.9	—	62.3
Other intercompany (income) expense, net	(100.9)	31.6	69.3	—	—
Other (income) expense, net	5.6	0.3	(0.2)	—	5.7

Consolidated loss before income taxes and equity in net loss of subsidiaries	(16.5)	(40.4)	(97.5)	—	(154.4)
Provision for income taxes	—	(9.6)	23.6	—	14.0
Equity in net loss of subsidiaries	157.1	41.9	—	(199.0)	—

Consolidated net loss	(173.6)	(72.7)	(121.1)	199.0	(168.4)
Less: Net income attributable to noncontrolling interests	—	—	5.2	—	5.2

Net loss attributable to Lear	$(173.6)	$(72.7)	$(126.3)	$199.0	$(173.6)

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(18) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	Successor — For the Six Months Ended July 3, 2010
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$118.6	$2,190.1	$5,418.2	$(1,749.1)	$5,977.8

Cost of sales	159.9	1,977.9	5,041.5	(1,749.1)	5,430.2
Selling, general and administrative expenses	84.6	36.5	119.6	—	240.7
Amortization of intangible assets	0.6	0.2	12.5	—	13.3
Intercompany charges	2.4	(6.2)	3.8	—	—
Interest (income) expense	(7.1)	23.7	15.7	—	32.3
Other intercompany (income) expense, net	(74.4)	20.7	53.7	—	—
Other (income) expense, net	17.5	(4.8)	(14.2)	—	(1.5)

Consolidated income (loss) before income taxes and equity in net income of subsidiaries	(64.9)	142.1	185.6	—	262.8
Provision for income taxes	5.0	—	18.7	—	23.7
Equity in net income of subsidiaries	(295.8)	(88.3)	—	384.1	—

Consolidated net income	225.9	230.4	166.9	(384.1)	239.1
Less: Net income attributable to noncontrolling interests	—	—	13.2	—	13.2

Net income attributable to Lear	$225.9	$230.4	$153.7	$(384.1)	$225.9

	Predecessor — For the Six Months Ended July 4, 2009
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$97.2	$1,241.3	$4,196.9	$(1,086.1)	$4,449.3

Cost of sales	118.5	1,235.9	4,219.8	(1,086.1)	4,488.1
Selling, general and administrative expenses	78.3	30.5	124.4	—	233.2
Amortization of intangible assets	—	0.1	2.2	—	2.3
Intercompany charges	3.9	(8.7)	4.8	—	—
Interest expense	90.8	6.0	21.9	—	118.7
Other intercompany (income) expense, net	(28.1)	68.5	(40.4)	—	—
Other (income) expense, net	(5.2)	1.7	22.0	—	18.5

Consolidated loss before income taxes and equity in net loss of subsidiaries	(161.0)	(92.7)	(157.8)	—	(411.5)
Provision (benefit) for income taxes	—	(9.6)	29.3	—	19.7
Equity in net loss of subsidiaries	277.4	111.8	—	(389.2)	—

Consolidated net loss	(438.4)	(194.9)	(187.1)	389.2	(431.2)
Less: Net income attributable to noncontrolling interests	—	—	7.2	—	7.2

Net loss attributable to Lear	$(438.4)	$(194.9)	$(194.3)	$389.2	$(438.4)

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(18) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	Successor —For the Six Months Ended July 3, 2010
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net cash provided by (used in) operating activities	$(15.4)	$215.1	$66.3	$—	$266.0
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(5.2)	(19.6)	(51.6)	—	(76.4)
Other, net	0.2	2.1	0.3	—	2.6

Net cash used in investing activities	(5.0)	(17.5)	(51.3)	—	(73.8)

Cash Flows from Financing Activities:
Proceeds from the issuance of senior notes	694.5	—	—	—	694.5
First lien credit agreement repayments	(375.0)	—	—	—	(375.0)
Second lien credit agreement repayments	(550.0)	—	—	—	(550.0)
Other long-term debt repayments, net	—	—	(6.1)	—	(6.1)
Short-term debt repayments, net	—	—	(13.9)	—	(13.9)
Payment of debt issuance costs	(17.6)	—	—	—	(17.6)
Dividends paid to noncontrolling interests	—	—	(4.6)	—	(4.6)
Increase in drafts	0.4	—	0.7	—	1.1
Change in intercompany accounts	438.9	(196.7)	(242.2)	—	—

Net cash provided by (used in) financing activities	191.2	(196.7)	(266.1)	—	(271.6)

Effect of foreign currency translation	8.8	—	(63.1)	—	(54.3)

Net Change in Cash and Cash Equivalents	179.6	0.9	(314.2)	—	(133.7)
Cash and Cash Equivalents as of Beginning of Period	584.9	0.1	969.0	—	1,554.0

Cash and Cash Equivalents as of End of Period	$764.5	$1.0	$654.8	$—	$1,420.3

	Predecessor — For the Six Months Ended July 4, 2009
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net cash provided by (used in) operating activities	$(200.0)	$(266.5)	$70.0	$—	$(396.5)
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(0.8)	(5.7)	(35.6)	—	(42.1)
Other, net	2.1	6.0	1.1	—	9.2

Net cash provided by (used in) investing activities	1.3	0.3	(34.5)	—	(32.9)

Cash Flows from Financing Activities:
Other long-term debt repayments, net	—	—	(2.6)	—	(2.6)
Short-term debt repayments, net	—	—	(9.0)	—	(9.0)
Payment of debt issuance costs	(21.2)	—	—	—	(21.2)
Dividends paid to noncontrolling interests	—	—	(15.4)	—	(15.4)
Decrease in drafts	(0.1)	(0.1)	(0.1)	—	(0.3)
Change in intercompany accounts	(969.6)	266.2	703.4	—	—

Net cash provided by (used in) financing activities	(990.9)	266.1	676.3	—	(48.5)

Effect of foreign currency translation	—	—	19.3	—	19.3

Net Change in Cash and Cash Equivalents	(1,189.6)	(0.1)	731.1	—	(458.6)
Cash and Cash Equivalents as of Beginning of Period	1,310.6	0.6	280.9	—	1,592.1

Cash and Cash Equivalents as of End of Period	$121.0	$0.5	$1,012.0	$—	$1,133.5

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
Selling, General and Administrative Expenses — Corporate and division selling, general and administrative expenses are allocated to the operating subsidiaries based on various factors, which estimate usage of particular corporate and division functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries. During the three months ended July 3, 2010 and July 4, 2009, $3.9 million and ($4.7) million, respectively, of corporate selling, general and administrative expenses were allocated (to) from Lear. During the six months ended July 3, 2010 and July 4, 2009, $3.3 million and ($4.0) million, respectively, of corporate selling, general and administrative expenses were allocated (to) from Lear.
Long-Term Debt of Lear and the Guarantors — A summary of long-term debt of Lear and the Guarantors on a combined basis is shown below (in millions):

	July 3,	December 31,
	2010	2009
Senior notes	$694.6	$—
First lien credit agreement — term loan	—	375.0
Second lien credit agreement — term loan	—	550.0

	694.6	925.0
Less — current portion	—	(3.8)

	$694.6	$921.2

LEAR CORPORATION
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW
We were incorporated in Delaware in 1987 and are one of the world’s largest automotive suppliers based on net sales. We supply our products to every major automotive manufacturer in the world.
We supply automotive manufacturers with complete automotive seat systems and electrical power management systems. Our strategy is to leverage our global presence and expand our low-cost footprint, focus on our core capabilities, effect selective vertical integration and investments in product development and enhance and diversify our strong customer relationships through operational excellence.
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
The global automotive industry is characterized by significant overcapacity and fierce competition among automotive manufacturers. We expect these challenging industry conditions to continue in the foreseeable future. The automotive industry in 2009 was severely affected by the turmoil in the global credit markets and the economic recession in the U.S. and global economies. These conditions had a dramatic impact on consumer vehicle demand in 2009, resulting in the lowest per capita sales rates in the United States in half a century and lower global automotive production for the second consecutive year following six consecutive years of steady growth. The first half of 2010 saw a significant improvement in industry production volumes globally. North American light vehicle industry production increased by approximately 73% from a year ago levels to 6.0 million units. European light vehicle industry production increased by approximately 22% from a year ago levels to 9.0 million units.
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
Our customers require us to reduce our prices and, at the same time, assume significant responsibility for the design, development and engineering of our products. Our profitability is largely dependent on our ability to achieve product cost reductions through restructuring actions, manufacturing efficiencies, product design enhancement and supply chain management. We also seek to enhance our profitability by investing in product development, design capabilities and new product initiatives that respond to the needs of our customers and consumers. We continually evaluate operational and strategic alternatives to align our business with the changing needs of our customers, improve our business structure and lower our operating costs.
Our material cost as a percentage of net sales was 68.0% in the first half of 2010, as compared to 69.0% in 2009 and 69.3% in 2008. Raw material, energy and commodity costs have been extremely volatile over the past several years. Unfavorable industry conditions have also resulted in financial distress within our supply base and an increase in the risk of supply disruption. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, which include cost reduction actions, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. These costs remain volatile and could have an adverse impact on our operating results in the foreseeable future. See “— Forward-Looking Statements” and Item 1A, “Risk Factors — High raw material costs could continue to have an adverse impact on our profitability,” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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
In the first half of 2010, we incurred additional restructuring costs of approximately $24 million and related manufacturing inefficiency charges of approximately $2 million, as we continued to restructure our global operations and aggressively reduce our costs. We expect accelerated restructuring actions and related investments to continue for the next few years.
Financing Transactions
On March 26, 2010, we issued $350 million in aggregate principal amount at maturity of unsecured senior notes due 2018 at a stated coupon rate of 7.875% and $350 million in aggregate principal amount at maturity of unsecured senior notes due 2020 at a stated coupon rate of 8.125%. The net proceeds from the issuance of the notes, together with existing cash on hand, were used to repay in full an aggregate amount of $925 million of term loans provided under our first and second lien credit agreements. In connection with these transactions, we recognized a loss on the extinguishment of debt of approximately $12 million, resulting from the write-off of unamortized debt issuance costs. For further information, see Note 6, “Long-Term Debt,” to the accompanying condensed consolidated financial statements included in this Report.
Other Matters
In the three and six months ended July 4, 2009, we incurred fees and expenses related to our capital restructuring of $15 million and $21 million, respectively.
In the three and six months ended July 3, 2010, we recognized tax benefits of $15 million and $33 million, respectively, related to reductions in recorded tax reserves. In the three and six months ended July 4, 2009, we recognized tax benefits of $8 million and $18 million, respectively, related to reductions in recorded tax reserves, as well as tax expense of $4 million and $10 million, respectively, related to the establishment of valuation allowances in certain foreign subsidiaries.

LEAR CORPORATION
As discussed above, our results for the three and six months ended July 3, 2010 and July 4, 2009, reflect the following items (in millions):

	Three months ended		Six months ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Costs related to restructuring actions, including manufacturing inefficiencies of $1 million and $2 million in the three and six months ended July 3, 2010, respectively, and $5 million and $9 million in the three and six months ended July 4, 2009, respectively	$12	$19	$26	$134
Fees and expenses related to capital restructuring and other related matters	4	15	8	21
Impairment of investment in affiliate	—	27	—	27
Tax benefits, net	(15)	(4)	(33)	(8)
For further information regarding these items, see “— Restructuring” and Note 2, “Restructuring Activities,” Note 4, “Long-Term Assets,” and Note 10, “Income Taxes,” to the condensed consolidated financial statements included in this Report.
This section includes forward-looking statements that are subject to risks and uncertainties. For further information regarding other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see “— Forward-Looking Statements” and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.
RESULTS OF OPERATIONS
As a result of our emergence from Chapter 11 bankruptcy proceedings on November 9, 2009, and the adoption of fresh-start accounting on November 7, 2009, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”) 852, “Reorganizations,” Lear is considered a new entity for financial reporting purposes. Accordingly, our financial statements for the first half of 2010 are designated “Successor” and our financial statements for the first half of 2009 are designated “Predecessor.” The effects of emergence and fresh-start accounting did not have a material impact on the comparability of our results of operations between the periods, except as discussed below.
A summary of our operating results as a percentage of net sales is shown below (dollar amounts in millions):

	Three Months Ended				Six Months Ended
	Successor		Predecessor		Successor		Predecessor
	July 3,		July 4,		July 3,		July 4,
	2010		2009		2010		2009
Net sales
Seating	$2,407.5	79.2%	$1,847.3	81.0%	$4,721.0	79.0%	$3,600.0	80.9%
Electrical power management systems	631.8	20.8	433.7	19.0	1,256.8	21.0	849.3	19.1

Net sales	3,039.3	100.0	2,281.0	100.0	5,977.8	100.0	4,449.3	100.0

Gross profit (loss)	292.8	9.6	35.9	1.6	547.6	9.2	(38.8)	(0.9)
Selling, general and administrative expenses	112.8	3.7	121.1	5.3	240.7	4.0	233.2	5.2
Amortization of intangible assets	6.6	0.2	1.2	0.1	13.3	0.2	2.3	0.1
Interest expense	13.3	0.4	62.3	2.7	32.3	0.6	118.7	2.7
Other (income) expense, net	(22.5)	(0.7)	5.7	0.3	(1.5)	—	18.5	0.4
Provision for income taxes	17.3	0.5	14.0	0.6	23.7	0.4	19.7	0.4
Net income attributable to noncontrolling interests	5.5	0.2	5.2	0.2	13.2	0.2	7.2	0.2

Net income (loss) attributable to Lear	$159.8	5.3%	$(173.6)	(7.6)%	$225.9	3.8%	$(438.4)	(9.9)%

LEAR CORPORATION
Three Months Ended July 3, 2010 vs. Three Months Ended July 4, 2009
Net sales in the second quarter of 2010 were $3.0 billion, as compared to $2.3 billion in the second quarter of 2009, an increase of $758 million or 33.2%. Improved global vehicle production volumes and favorable platform mix positively impacted net sales by $701 million.
Gross profit and gross margin were $293 million and 9.6% in the quarter ended July 3, 2010, as compared to $36 million and 1.6% in the quarter ended July 4, 2009. Improved global vehicle production volumes and favorable platform mix, as well as favorable operating performance and the benefit of operational restructuring actions, positively impacted gross profit by $282 million collectively. Gross profit also benefited from the impact of new business. These increases were partially offset by the impact of selling price reductions. In addition, gross profit includes operational restructuring costs of $8 million in the second quarter of 2010, as compared to $16 million in the second quarter of 2009.
Selling, general and administrative expenses, including engineering and development expenses, were $113 million in the three months ended July 3, 2010, as compared to $121 million in the three months ended July 4, 2009. The decrease in selling, general and administrative expenses was primarily due to fees and expenses related to our capital restructuring incurred in the second quarter of 2009 and the recovery of previously expensed engineering and development costs in the second quarter of 2010. These decreases were partially offset by an increase in compensation-related costs in the second quarter of 2010. As a percentage of net sales, selling, general and administrative expenses declined to 3.7% in the second quarter of 2010, as compared to 5.3% in the second quarter of 2009, as net sales increased and selling, general and administrative expenses decreased.
Amortization of intangible assets was $7 million in the second quarter of 2010, as compared to $1 million in the second quarter of 2009, as a result of intangible assets recognized in connection with the adoption of fresh-start accounting in 2009.
Interest expense was $13 million in the second quarter of 2010, as compared to $62 million in the second quarter of 2009. The decrease in interest expense was due to lower borrowing levels in 2010 and costs incurred in connection with our capital restructuring in 2009.
Other (income) expense, which includes non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with our factoring facilities, gains and losses related to certain derivative instruments and hedging activities, equity in net income of affiliates, gains and losses on the sales of assets and other miscellaneous income and expense, was income of $23 million in the second quarter of 2010, as compared to expense of $6 million in the second quarter of 2009. The improvement in other (income) expense between periods was primarily due to an impairment charge of $27 million related to an investment in an equity affiliate in the second quarter of 2009 and the favorable performance of our equity affiliates in the second quarter of 2010, partially offset by decreased foreign exchange gains in the second quarter of 2010.
The provision for income taxes was $17 million for the second quarter of 2010, representing an effective tax rate of 9.5% on pretax income of $183 million, as compared to $14 million for the second quarter of 2009, representing an effective tax rate of negative 9.1% on a pretax loss of $154 million. In the second quarter of 2010, the provision for income taxes was impacted by the mix of earnings among tax jurisdictions, as well as a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Additionally, the provision was impacted by tax benefits of $15 million, including interest, related to reductions in recorded tax reserves. In the second quarter of 2009, the provision for income taxes primarily relates to profitable foreign operations, as well as withholding taxes on royalties and dividends paid by our foreign subsidiaries. In addition, we incurred losses in several countries that provided no tax benefits due to valuation allowances on our deferred tax assets in those countries. The provision was also impacted by a portion of our restructuring charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Additionally, the provision was impacted by tax benefits of $8 million, including interest, related to reductions in recorded tax reserves and tax expense of $4 million related to the establishment of valuation allowances in certain foreign subsidiaries. Excluding these items, the effective tax rate in the second quarters of 2010 and 2009 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items.
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

LEAR CORPORATION
eliminated. Accordingly, income taxes are impacted by the U.S. and foreign valuation allowances and the mix of earnings among jurisdictions.
Net income (loss) attributable to Lear in the second quarter of 2010 was $160 million, or $2.96 per diluted share, as compared to ($174) million, or ($2.24) per diluted share, in the second quarter of 2009, for the reasons described above.
Reportable Operating Segments
We have two reportable operating segments: seating, which includes seat systems and related components, and electrical power management systems, which includes traditional wiring and power management systems, as well as emerging high-power and hybrid electrical systems. The financial information presented below is for our two reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s income (loss) before interest expense, other (income) expense and provision for income taxes (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income (loss) attributable to Lear, net cash provided by (used in) operating activities or other statement of operations or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income (loss) before provision for income taxes, see Note 15, “Segment Reporting,” to the condensed consolidated financial statements included in this Report.
Seating
A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Three months ended
	Successor	Predecessor
	July 3,	July 4,
	2010	2009
Net sales	$2,407.5	$1,847.3
Segment earnings (1)	207.3	9.1
Margin	8.6%	0.5%

(1)	See definition above.
Seating net sales were $2.4 billion in the second quarter of 2010, as compared to $1.8 billion in the second quarter of 2009, an increase of $560 million or 30.3%. Improved global vehicle production volumes and favorable platform mix positively impacted net sales by $599 million. Segment earnings, including restructuring costs, and the related margin on net sales were $207 million and 8.6% in the second quarter of 2010, as compared to $9 million and 0.5% in the second quarter of 2009. Improved global vehicle production volumes and favorable platform mix positively impacted segment earnings. The benefit of our restructuring and other operating performance actions were partially offset by the impact of selling price reductions. In addition, in the second quarter of 2010, we incurred costs related to our restructuring actions of $2 million, as compared $8 million in the second quarter of 2009.
Electrical Power Management Systems
A summary of financial measures for our electrical power management systems segment is shown below (dollar amounts in millions):

	Three months ended
	Successor	Predecessor
	July 3,	July 4,
	2010	2009
Net sales	$631.8	$433.7
Segment earnings (1)	23.5	(45.7)
Margin	3.7%	(10.5)%

(1)	See definition above.

LEAR CORPORATION
Electrical power management systems net sales were $632 million in the second quarter of 2010, as compared to $434 million in the second quarter of 2009, an increase of $198 million or 45.7%. Improved global vehicle production volumes and favorable platform mix and the impact of new business positively impacted net sales by $102 million and $98 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $24 million and 3.7% in the second quarter of 2010, as compared to ($46) million and negative 10.5% in the second quarter of 2009. Improved global vehicle production volumes and favorable platform mix, the benefit of our restructuring and other operating performance actions and the impact of new business positively impacted segment earnings. These increases were partially offset by the impact of selling price reductions. In addition, in the second quarter of 2010, we incurred costs related to our restructuring actions of $9 million, as compared to $11 million in the second quarter of 2009.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

	Three months ended
	Successor	Predecessor
	July 3,	July 4,
	2010	2009
Net sales	$—	$—
Segment earnings (1)	(57.4)	(49.8)
Margin	N/A	N/A

(1)	See definition above.
Our other category includes unallocated corporate and geographic headquarters costs, as well as the elimination of intercompany activity. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Segment earnings related to our other category were ($57) million in the second quarter of 2010, as compared to ($50) million in the second quarter of 2009, primarily due to an increase in compensation-related costs, partially offset by fees and expenses incurred in the second quarter of 2009 related to our capital restructuring.
Six Months Ended July 3, 2010 vs. Six Months Ended July 4, 2009
Net sales in the first six months of 2010 were $6.0 billion as compared to $4.4 billion in the first six months of 2009, an increase of $1.5 billion or 34.4%. Improved global vehicle production volumes positively impacted net sales by $1.3 billion.
Gross profit (loss) and gross margin were $548 million and 9.2% in the six months ended July 3, 2010, as compared to ($39) million and negative 0.9% in the six months ended July 4, 2009. Improved global vehicle production volumes, as well as favorable operating performance and the benefit of operational restructuring actions, positively impacted gross profit by $562 million collectively. Gross profit also benefited from the impact of new business. These increases were partially offset by the impact of selling price reductions. In addition, gross profit includes operational restructuring costs of $22 million in the first half of 2010, as compared to $125 million in the first half of 2009.
Selling, general and administrative expenses, including engineering and development expenses, were $241 million in the first six months of 2010, as compared to $233 million in the first six months of 2009. The increase in selling, general and administrative expenses was primarily due to an increase in compensation-related costs, partially offset by fees and expenses related to our capital restructuring incurred in 2009 and reduced costs related to our restructuring actions in 2010. As a percentage of net sales, selling, general and administrative expenses declined to 4.0% in the first half of 2010, as compared to 5.2% in the first half of 2009, as the increase in net sales more than offset the increase in selling, general and administrative expenses.
Amortization of intangible assets was $13 million in the first half of 2010, as compared to $2 million in the first half of 2009, as a result of intangible assets recognized in connection with the adoption of fresh-start accounting in 2009.
Interest expense was $32 million in the six months ended July 3, 2010, as compared to $119 million in the six months ended July 4, 2009. The decrease in interest expense was due to lower borrowing levels in 2010 and costs incurred in connection with our capital restructuring in 2009.
Other (income) expense, which includes non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with our factoring facilities, gains and losses related to certain derivative instruments and hedging activities, equity in net

LEAR CORPORATION
income of affiliates, gains and losses on the sales of assets and other miscellaneous income and expense, was income of $2 million in the first six months of 2010, as compared to expense of $19 million in the first six months of 2009. The improvement in other (income) expense between periods was primarily due to the favorable performance of our equity affiliates in the first half 2010 and an impairment charge of $27 million related to an investment in an equity affiliate in the second quarter of 2009. These improvements were partially offset by unfavorable foreign exchange and a loss on the extinguishment of debt of approximately $12 million, resulting from the write-off of unamortized debt issuance costs in the first quarter of 2010.
The provision for income taxes was $24 million for the first half of 2010, representing an effective tax rate of 9.0% on pretax income of $263 million, as compared to $20 million for the first half of 2009, representing an effective tax rate of negative 4.8% on a pretax loss of $412 million. In the first half of 2010, the provision for income taxes was impacted by the mix of earnings among tax jurisdictions, as well as a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Additionally, the provision was impacted by tax benefits of $33 million, including interest and penalties, related to reductions in recorded tax reserves. In the first half of 2009, the provision for income taxes primarily relates to profitable foreign operations, as well as withholding taxes on royalties and dividends paid by our foreign subsidiaries. In addition, we incurred losses in several countries that provided no tax benefits due to valuation allowances on our deferred tax assets in those countries. The provision was also impacted by a portion of our restructuring charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Additionally, the provision was impacted by tax benefits of $18 million, including interest, related to reductions in recorded tax reserves and tax expense of $10 million related to the establishment of valuation allowances in certain foreign subsidiaries. Excluding these items, the effective tax rate in the first half of 2010 and 2009 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items.
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
Net income (loss) attributable to Lear in the first six months of 2010 was $226 million, or $4.18 per diluted share, as compared to ($438) million, or ($5.66) per diluted share, in the first six months of 2009, for the reasons described above.
Reportable Operating Segments
We have two reportable operating segments: seating, which includes seat systems and related components, and electrical power management systems, which includes traditional wiring and power management systems, as well as emerging high-power and hybrid electrical systems. The financial information presented below is for our two reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s income (loss) before interest expense, other (income) expense and provision for income taxes (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under GAAP. Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income (loss) attributable to Lear, net cash provided by (used in) operating activities or other statement of operations or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income (loss) before provision for income taxes, see Note 15, “Segment Reporting,” to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION
Seating
A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Six months ended
	Successor	Predecessor
	July 3,	July 4,
	2010	2009
Net sales	$4,721.0	$3,600.0
Segment earnings (1)	356.9	(66.2)
Margin	7.6%	(1.8)%

(1)	See definition above.
Seating net sales were $4.7 billion in the first half of 2010, as compared to $3.6 billion in the first half of 2009, an increase of $1.1 billion or 31.1%. Improved global vehicle production volumes positively impacted net sales by $1.1 billion. Segment earnings, including restructuring costs, and the related margin on net sales were $357 million and 7.6% in the first half of 2010, as compared to ($66) million and negative 1.8% in the first half of 2009. Improved global vehicle production volumes positively impacted segment earnings. The benefit of our restructuring and other operating performance actions were largely offset by the impact of selling price reductions. In addition, in the first half of 2010, we incurred costs related to our restructuring actions of $10 million, as compared to $108 million in the first half of 2009.
Electrical Power Management Systems
A summary of financial measures for our electrical power management systems segment is shown below (dollar amounts in millions):

	Six months ended
	Successor	Predecessor
	July 3,	July 4,
	2010	2009
Net sales	$1,256.8	$849.3
Segment earnings (1)	49.1	(113.3)
Margin	3.9%	(13.3)%

(1)	See definition above.
Electrical power management systems net sales were $1.3 billion in the first half of 2010, as compared to $849 million in the first half of 2009, an increase of $408 million or 48.0%. Improved global vehicle production volumes and the impact of new business positively impacted net sales by $245 million and $163 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $49 million and 3.9% in the first half of 2010, as compared to ($113) million and negative 13.3% in the first half of 2009. Improved global vehicle production volumes and the benefit of our restructuring and other operating performance actions and the impact of new business positively impacted segment earnings. These increases were partially offset by the impact of selling price reductions. In addition, in the first half of 2010, we incurred costs related to our restructuring actions of $15 million, as compared to $26 million in the first half of 2009.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

	Six months ended
	Successor	Predecessor
	July 3,	July 4,
	2010	2009
Net sales	$—	$—
Segment earnings (1)	(112.4)	(94.8)
Margin	N/A	N/A

(1)	See definition above.
Our other category includes unallocated corporate and geographic headquarters costs, as well as the elimination of intercompany activity. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Segment earnings related to our other category were ($112)

LEAR CORPORATION
million in the first six months of 2010, as compared to ($95) million in the first six months of 2009, primarily due to an increase in compensation-related costs, partially offset by fees and expenses incurred in the first half of 2009 related to our capital restructuring.
RESTRUCTURING
In 2005, we initiated a three-year restructuring strategy to (i) eliminate excess capacity and lower our operating costs, (ii) streamline our organizational structure and reposition our business for improved long-term profitability and (iii) better align our manufacturing footprint with the changing needs of our customers. In light of industry conditions and customer announcements, we expanded this strategy, and through the end of 2009, we incurred pretax restructuring costs of approximately $672 million and related manufacturing inefficiency charges of approximately $68 million. In the first half of 2010, we continued to restructure our global operations and to aggressively reduce our costs. We expect accelerated restructuring actions and related investments to continue for the next few years.
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
In the first half of 2010, we recorded restructuring and related manufacturing inefficiency charges of $26 million in connection with our restructuring actions. These charges consist of $21 million recorded as cost of sales and $5 million recorded as selling, general and administrative expenses. Cash expenditures related to our restructuring actions totaled $61 million in the first half of 2010. The 2010 charges consist of employee termination benefits of $18 million, asset impairment charges of $3 million and other related costs of $3 million. We also estimate that we incurred approximately $2 million in manufacturing inefficiency costs during this period as a result of the restructuring. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $3 million in excess of related estimated fair values.
LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, operational restructuring actions and debt service requirements. Our principal source of liquidity is cash flows from operating activities and existing cash balances. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and the combination of dividends, royalties, intercompany loan repayments and other distributions and advances from our subsidiaries to provide the funds necessary to meet our obligations. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information regarding potential dividends from our non-U.S. subsidiaries, see Note 11, “Income Taxes,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.
Cash Flow
Net cash provided by operating activities was $266 million in the first six months of 2010, as compared to net cash used in operating activities of $397 million in the first six months of 2009, an improvement of $663 million. Higher earnings in 2010, including the impact of depreciation and amortization, favorably impacted cash flows from operating activities by $651 million. The net change in sold accounts receivable, which reflects the termination of our European accounts receivable factoring facility in 2009, benefited operating cash flow between periods by $139 million and was largely offset by changes in long-term pension and other liabilities, which reflect pension plan curtailment losses and special termination benefits of $57 million in the first half of 2009 and incremental reductions in long-term liabilities of $51 million in the first half of 2010. In the first six months of 2010, increases in accounts receivable and accounts payable resulted in a use of cash of $472 million and a source of cash of $338 million, respectively, primarily reflecting the impact of increased production volumes.
Net cash used in investing activities was $74 million in the first six months of 2010, as compared to $33 million in the first six months of 2009, reflecting an increase in capital expenditures of $34 million between periods. Capital expenditures in 2010 are estimated at approximately $195 million.
Net cash used in financing activities was $272 million in the first six months of 2010, as compared to $49 million in the first six months of 2009, reflecting the repayment of $925 million of term loans outstanding, partially offset by $681 million of net proceeds related to the issuance of the Notes in 2010. For further information regarding our 2010 financing transactions, see “— Executive Overview,” above and “— Capitalization,” below.

LEAR CORPORATION
Capitalization
In addition to cash provided by operating activities, we utilize uncommitted credit facilities to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries. We utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. For the six months ended July 3, 2010 and July 4, 2009, our average outstanding short-term debt balance, excluding borrowings outstanding under our prior year primary credit facility and senior notes, as of the end of each fiscal quarter, was $34 million and $39 million, respectively. The weighted average short-term interest rate on our short-term debt balances, excluding rates under our prior year primary credit facility and senior notes, was 2.5% and 4.5% for the respective periods. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors.
Senior Notes
On March 26, 2010, we issued $350 million in aggregate principal amount at maturity of unsecured senior notes due 2018 at a stated coupon rate of 7.875% (the “2018 Notes”) and $350 million in aggregate principal amount at maturity of unsecured senior notes due 2020 at a stated coupon rate of 8.125% (the “2020 Notes” and together with the 2018 Notes, the “Notes”). The net proceeds from the issuance of the Notes, together with existing cash on hand, were used to repay in full an aggregate amount of $925 million of term loans provided under our first and second lien credit agreements.
Interest is payable on the Notes on March 15 and September 15 of each year, beginning September 15, 2010. The 2018 Notes mature on March 15, 2018, and the 2020 Notes mature on March 15, 2020. As of July 3, 2010, we had $695 million of senior notes outstanding. Scheduled cash interest payments on the Notes are approximately $27 million in the last half of 2010. As of July 3, 2010, we were in compliance with all covenants under the indenture governing the Notes.
The Notes are senior unsecured obligations. Our obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain domestic subsidiaries, which are directly or indirectly 100% owned by Lear. The Notes contain certain restrictive covenants and customary events of default.
For further information related to the Notes, including information on early redemption, covenants and events of default, see Note 6, “Long-Term Debt,” to the condensed consolidated financial statements included in this Report and the indenture (as amended and supplemented) governing the Notes, which has been incorporated by reference as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.
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
As of July 3, 2010, there were no borrowings outstanding under the Revolving Credit Facility, and we were in compliance with all covenants set forth in the agreement governing the Revolving Credit Facility.
For further information related to the Revolving Credit Facility, including information on pricing, covenants and events of default, see Note 6, “Long-Term Debt,” to the condensed consolidated financial statements included in this Report and the amended and restated first lien credit agreement, which has been incorporated by reference as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.
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

LEAR CORPORATION
Contractual Obligations
As a result of the financing transactions discussed above in “— Senior Notes,” and “— First and Second Lien Credit Agreements,” our scheduled maturities of long-term debt, including capital lease obligations, and scheduled interest payments on the Notes as of July 3, 2010, are shown below (in millions):

	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt maturities	$1.3	$0.9	$0.5	$—	$—	$694.6	$697.3
Scheduled interest payments	27.1	56.0	56.0	56.0	56.0	252.9	504.0

Total	$28.4	$56.9	$56.5	$56.0	$56.0	$947.5	$1,201.3

Off-Balance Sheet Arrangements
Guarantees and Commitments
We guarantee certain of the debt of one of our unconsolidated affiliates. As of July 3, 2010, the aggregate amount of debt guaranteed was approximately $3 million.
Accounts Receivable Factoring
Certain of our Asian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored without recourse to us and are excluded from accounts receivable in the condensed consolidated balance sheets included in this Report. We cannot provide any assurances that these or any other factoring facilities will be available or utilized in the future. There were no factored receivables as of July 3, 2010 and December 31, 2009.
Adequacy of Liquidity Sources
As of July 3, 2010, we had approximately $1.4 billion of cash and cash equivalents on hand, which we believe will enable us to meet our liquidity needs to satisfy ordinary course business obligations. However, our ability to continue to meet such liquidity needs is subject to, and will be affected by, cash flows from operations, including the impact of restructuring activities, challenging automotive industry conditions, the financial condition of our customers and suppliers and other related factors. Additionally, as discussed in “— Executive Overview” above, an economic downturn or a reduction in production levels could negatively impact our financial condition. Furthermore, our future financial results will be affected by cash flows from operations, including the impact of restructuring activities, and will also be subject to certain factors outside of our control, including those described above in this paragraph. See “— Executive Overview” above, “— Forward-Looking Statements” below and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended April 3, 2010, for further discussion of the risks and uncertainties affecting our cash flows from operations, borrowing availability and overall liquidity.
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
Our most significant foreign currency transactional exposures relate to the Mexican peso and various European currencies. We have performed a quantitative analysis of our overall currency rate exposure as of July 3, 2010. The potential adverse earnings impact related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies for a twelve-month period is approximately $11 million. The potential adverse earnings impact related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies for a twelve-month period is approximately negative $15 million.

LEAR CORPORATION
As of July 3, 2010, foreign exchange contracts representing $199 million of notional amount were outstanding with maturities of less than six months. As of July 3, 2010, the fair value of these contracts was approximately negative $1 million. A 10% change in the value of the U.S. dollar relative to all other currencies would result in a $7 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies would result in a $7 million change in the aggregate fair value of these contracts.
There are certain shortcomings inherent in the sensitivity analysis presented. The analysis assumes that all currencies would uniformly strengthen or weaken relative to the U.S. dollar or Euro. In reality, some currencies may strengthen while others may weaken, causing the earnings impact to increase or decrease depending on the currency and the direction of the rate movement.
In addition to the transactional exposure described above, our operating results are impacted by the translation of our foreign operating income into U.S. dollars (“translational exposure”). In 2009, net sales outside of the United States accounted for 84% of our consolidated net sales, although certain non-U.S. sales are U.S. dollar denominated. We do not enter into foreign exchange contracts to mitigate our translational exposure.
Interest Rates
Historically, we have used interest rate swap and other derivative contracts to manage our exposure to variable interest rates on outstanding variable rate debt instruments indexed to United States or European Monetary Union short-term money market rates. As of July 3, 2010, and December 31, 2009, there were no interest rate contracts outstanding. The Company will continue to evaluate, and may use derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage its exposures to fluctuations in interest rates in the future.
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
Historically, we have used derivative instruments to reduce our exposure to fluctuations in certain commodity prices, including copper. As of July 3, 2010, and December 31, 2009, there were no commodity swap contracts outstanding. The Company will continue to evaluate and may use derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage its exposures to commodity prices in the future.
OTHER MATTERS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of July 3, 2010, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $18 million. In addition, as of July 3, 2010, we had recorded reserves for product liability claims and environmental matters of $37 million and $3 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ materially from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009. For a more complete description of our outstanding material legal proceedings, see Note 14, “Legal and Other Contingencies,” to the condensed consolidated financial statements included in this Report.
Significant Accounting Policies and Critical Accounting Estimates
Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the

LEAR CORPORATION
reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates,” and Note 4, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first six months of 2010.
Recently Issued Accounting Pronouncements
Financial Instruments and Fair Value Measurements
The FASB amended ASC 860, “Transfers and Servicing,” with Accounting Standards Update (“ASU”) 2009-16, “Accounting for Transfers of Financial Assets,” to, among other things, eliminate the concept of qualifying special purpose entities, provide additional sale accounting requirements and require enhanced disclosures. The provisions of this update are effective for annual reporting periods beginning after November 15, 2009. The effects of adoption were not significant because our previous asset-backed securitization facility expired in 2008. We will assess the impact of this update on any future securitizations.
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

LEAR CORPORATION
Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions identify these forward-looking statements. All statements contained or incorporated in this Report which address operating performance, events or developments that we expect or anticipate may occur in the future, including statements related to business opportunities, awarded sales contracts, sales backlog and ongoing commercial arrangements, or statements expressing views about future operating results, are forward-looking statements. Important factors, risks and uncertainties that may cause actual results to differ materially from anticipated results include, but are not limited to:
•	general economic conditions in the markets in which we operate, including changes in interest rates or currency exchange rates;
•	the financial condition and restructuring actions of our customers and suppliers;
•	changes in actual industry vehicle production levels from our current estimates;
•	fluctuations in the production of vehicles or the loss of business with respect to a vehicle model for which we are a significant supplier;
•	disruptions in the relationships with our suppliers;
•	labor disputes involving us or our significant customers or suppliers or that otherwise affect us;
•	the outcome of customer negotiations;
•	the impact and timing of program launch costs;
•	the costs, timing and success of restructuring actions;
•	increases in our warranty or product liability costs;
•	risks associated with conducting business in foreign countries;
•	competitive conditions impacting our key customers and suppliers;
•	the cost and availability of raw materials and energy;
•	our ability to mitigate increases in raw material, energy and commodity costs;
•	the outcome of legal or regulatory proceedings to which we are or may become a party;
•	the impact of pending legislation and regulations or changes in existing federal, state, local or foreign laws or regulations;
•	unanticipated changes in cash flow, including our ability to align our vendor payment terms with those of our customers;
•	our ability to access capital markets on commercially reasonable terms;
•	impairment charges initiated by adverse industry or market developments;
•	our anticipated future performance, including, without limitation, our ability to maintain or increase revenue and gross margins, control future operating expenses and make necessary capital expenditures; and
•	other risks, described in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended April 3, 2010, and from time to time in our other Securities and Exchange Commission filings.
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
(b)	Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended July 3, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.
ITEM 6 — EXHIBITS
The exhibits listed on the “Index to Exhibits” on page 48 are filed with this Form 10-Q or incorporated by reference as set forth below.

LEAR CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
LEAR CORPORATION

Dated: August 3, 2010	By:	/s/ Robert E. Rossiter
Robert E. Rossiter
Chairman, Chief Executive Officer and President

	By:	/s/ Matthew J. Simoncini
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