Form 10-Q
period 2010-10-02
LEAR CORP
filed 2010-10-28
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010.

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
Yes ☑ No ☐
As of October 22, 2010, the number of shares outstanding of the registrant’s common stock was 50,805,772 shares.

LEAR CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 2, 2010
INDEX

Page No.
Part I — Financial Information
Item 1 — Condensed Consolidated Financial Statements
Introduction to the Condensed Consolidated Financial Statements	3
Condensed Consolidated Balance Sheets - October 2, 2010 (Unaudited) and December 31, 2009	4
Condensed Consolidated Statements of Operations (Unaudited) - Three and Nine Months Ended October 2, 2010 and October 3, 2009	5
Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended October 2, 2010 and October 3, 2009	6
Notes to the Condensed Consolidated Financial Statements	7
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3 — Quantitative and Qualitative Disclosures about Market Risk (included in Item 2)
Item 4 — Controls and Procedures	46
Part II — Other Information
Item 1 — Legal Proceedings	46
Item 1A — Risk Factors	46
Item 6 — Exhibits	46
Signatures	47

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

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	Successor
	October 2,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,513.5	$1,554.0
Accounts receivable	1,929.1	1,479.9
Inventories	583.4	447.4
Other	358.5	305.7

Total current assets	4,384.5	3,787.0

LONG-TERM ASSETS:
Property, plant and equipment, net	990.1	1,050.9
Goodwill	618.3	621.4
Other	643.4	614.0

Total long-term assets	2,251.8	2,286.3

	$6,636.3	$6,073.3

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$3.7	$37.1
Accounts payable and drafts	1,856.0	1,547.5
Accrued liabilities	1,031.5	808.1
Current portion of long-term debt	—	8.1

Total current liabilities	2,891.2	2,400.8

LONG-TERM LIABILITIES:
Long-term debt	694.8	927.1
Other	512.3	563.6

Total long-term liabilities	1,207.1	1,490.7

EQUITY:
Series A convertible preferred stock, 100,000,000 shares authorized; 10,896,250 shares issued as of October 2, 2010 and December 31, 2009; 1,796,552 and 9,881,303 shares outstanding as of October 2, 2010 and December 31, 2009, respectively	74.2	408.1
Common stock, $0.01 par value, 300,000,000 shares authorized; 50,564,360 and 36,954,733 shares issued as of October 2, 2010 and December 31, 2009, respectively	0.5	0.4
Additional paid-in capital, including warrants to purchase common stock	2,036.1	1,685.7
Common stock held in treasury, 50,885 shares as of October 2, 2010, at cost	(3.5)	—
Retained earnings (deficit)	317.4	(3.8)
Accumulated other comprehensive income (loss)	9.7	(1.3)

Lear Corporation stockholders’ equity	2,434.4	2,089.1
Noncontrolling interests	103.6	92.7

Equity	2,538.0	2,181.8

	$6,636.3	$6,073.3

The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share data)

	Three Months Ended		Nine Months Ended
	Successor	Predecessor	Successor	Predecessor
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Net sales	$2,820.3	$2,547.9	$8,798.1	$6,997.2

Cost of sales	2,584.5	2,313.3	8,014.7	6,801.4
Selling, general and administrative expenses	110.0	97.9	350.7	331.1
Amortization of intangible assets	7.0	1.3	20.3	3.6
Interest expense ($71.1 million and $189.8 million of contractual interest for the three and nine months ended October 3, 2009, respectively)	11.9	21.5	44.2	140.2
Other expense, net	3.0	25.9	1.5	44.4
Reorganization items, net	—	38.6	—	38.6

Consolidated income (loss) before provision for income taxes	103.9	49.4	366.7	(362.1)
Provision for income taxes	5.4	19.1	29.1	38.8

Consolidated net income (loss)	98.5	30.3	337.6	(400.9)
Less: Net income attributable to noncontrolling interests	3.2	5.7	16.4	12.9

Net income (loss) attributable to Lear	$95.3	$24.6	$321.2	$(413.8)

Basic net income (loss) per share attributable to Lear	$1.83	$0.32	$6.37	$(5.34)

Diluted net income (loss) per share attributable to Lear	$1.76	$0.32	$5.94	$(5.34)

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended
	Successor	Predecessor
	October 2,	October 3,
	2010	2009
Cash Flows from Operating Activities:
Consolidated net income (loss)	$337.6	$(400.9)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Reorganization items, net	—	38.6
Depreciation and amortization	174.3	199.3
Net change in recoverable customer engineering, development and tooling	(18.3)	(3.4)
Net change in working capital items	(32.6)	56.1
Net change in sold accounts receivable	—	(138.5)
Other, net	(76.9)	6.2

Net cash provided by (used in) operating activities	384.1	(242.6)

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(115.3)	(62.7)
Other, net	2.1	22.6

Net cash used in investing activities	(113.2)	(40.1)

Cash Flows from Financing Activities:
Proceeds from the issuance of senior notes	694.5	—
First lien credit agreement repayments	(375.0)	—
Second lien credit agreement repayments	(550.0)	—
Debtor-in-possession term loan borrowings	—	500.0
Other long-term debt repayments, net	(9.2)	(0.2)
Short-term debt repayments, net	(33.8)	(10.5)
Payment of debt issuance costs	(17.6)	(57.9)
Dividends paid to noncontrolling interests	(13.9)	(15.4)
Other	(3.4)	0.2

Net cash provided by (used in) financing activities	(308.4)	416.2

Effect of foreign currency translation	(3.0)	45.7

Net Change in Cash and Cash Equivalents	(40.5)	179.2
Cash and Cash Equivalents as of Beginning of Period	1,554.0	1,592.1

Cash and Cash Equivalents as of End of Period	$1,513.5	$1,771.3

Changes in Working Capital Items:
Accounts receivable	$(442.1)	$(251.4)
Inventories	(130.3)	80.8
Accounts payable	314.7	137.2
Accrued liabilities and other	225.1	89.5

Net change in working capital items	$(32.6)	$56.1

Supplementary Disclosure:
Cash paid for interest	$56.7	$54.3

Cash paid for income taxes	$41.9	$38.8

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
Lear Corporation (“Lear” and together with consolidated subsidiaries, the “Company”) and its affiliates design and manufacture complete automotive seat systems and related components, as well as electrical distribution systems and related components. Lear’s main customers are automotive original equipment manufacturers. Lear operates facilities worldwide.
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
In addition, ASC 852 requires that financial statements, for periods including and subsequent to a Chapter 11 bankruptcy filing, distinguish between transactions and events that are directly associated with the reorganization proceedings and the ongoing operations of the business, as well as additional disclosures. Effective July 7, 2009, the Chapter 11 filing date, expenses, gains and losses directly associated with the reorganization proceedings were reported as reorganization items, net in the accompanying condensed consolidated statement of operations. For the period from July 7, 2009 through October 3, 2009, contractual interest expense of $49.6 million was not recorded as it was not expected to be an allowed claim under the Chapter 11 bankruptcy proceedings. A summary of reorganization items, net is shown below (in millions):

Predecessor
Three and Nine
Months Ended
October 3,
2009
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
Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended October 2, 2010.
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
In the first nine months of 2010, the Company continued to restructure its global operations and to aggressively reduce its costs. The Company expects accelerated restructuring actions and related investments to continue over the next year and to curtail thereafter.
Restructuring costs include employee termination benefits, fixed asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. These incremental costs principally include equipment and personnel

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
relocation costs. The Company also incurs incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs are recognized in the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). Generally, charges are recorded as restructuring actions are approved and/or implemented.
In the first nine months of 2010, the Company recorded charges of $49.9 million in connection with its restructuring actions. These charges consist of $43.7 million recorded as cost of sales and $6.2 million recorded as selling, general and administrative expenses. The 2010 charges consist of employee termination benefits of $39.6 million, asset impairment charges of $3.6 million and contract termination costs of $3.4 million, as well as other related costs of $3.3 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $3.6 million in excess of related estimated fair values. Contract termination costs include pension benefit plan curtailment charges of $3.0 million and other various costs of $0.4 million.
A summary of 2010 activity, excluding pension benefit plan curtailment charges of $3.0 million, is shown below (in millions):

	Accrual as of	2010	Utilization		Accrual as of
	January 1, 2010	Charges	Cash	Non-cash	October 2, 2010
Initial Restructuring Strategy:
Employee termination benefits	$11.2	$(0.5)	$(0.4)	$—	$10.3
Contract termination costs	2.0	0.1	—	—	2.1

	13.2	(0.4)	(0.4)	—	12.4

Other Restructuring Initiatives:
Employee termination benefits	68.6	40.1	(66.3)	—	42.4
Asset impairments	—	3.6	—	(3.6)	—
Contract termination costs	1.3	0.3	—	—	1.6
Other related costs	—	3.3	(3.3)	—	—

	69.9	47.3	(69.6)	(3.6)	44.0

Total	$83.1	$46.9	$(70.0)	$(3.6)	$56.4

(3) Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	October 2,	December 31,
	2010	2009
Raw materials	$470.5	$378.7
Work-in-process	36.7	26.1
Finished goods	76.2	42.6

Inventories	$583.4	$447.4

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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	October 2,	December 31,
	2010	2009
Land	$109.2	$114.9
Buildings and improvements	364.0	358.4
Machinery and equipment	702.7	608.3
Construction in progress	5.2	4.5

Total property, plant and equipment	1,181.1	1,086.1
Less — accumulated depreciation	(191.0)	(35.2)

Net property, plant and equipment	$990.1	$1,050.9

Depreciation expense was $51.7 million and $63.5 million in the three months ended October 2, 2010 and October 3, 2009, respectively, and $154.0 million and $195.7 million in the nine months ended October 2, 2010 and October 3, 2009, respectively.
Costs associated with the repair and maintenance of the Company’s property, plant and equipment are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency or safety of the Company’s property, plant and equipment are capitalized and depreciated over the remaining life of the related asset.
The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with GAAP. If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated by the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. The Company does not believe that there were any indicators that would have resulted in additional long-lived asset impairment charges as of October 2, 2010. The Company will, however, continue to assess the impact of any significant industry events and long-term automotive production estimates on the realization of its long-lived assets.
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
In the three and nine months ended October 3, 2009, the Company recognized impairment charges of $15.4 million and $42.0 million, respectively, related to its investments in affiliates accounted for under the equity method. For further information, see Note 8, “Investments in Affiliates and Other Related Party Transactions,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(5) Goodwill
A summary of the changes in the carrying amount of goodwill, all of which relates to the seating segment, for the nine months ended October 2, 2010, is shown below (in millions):

Balance as of January 1, 2010	$621.4
Foreign currency translation	(3.1)

Balance as of October 2, 2010	$618.3

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
The Company does not believe that there were any indicators that would have resulted in goodwill impairment charges as of October 2, 2010. The Company will, however, continue to assess the impact of any significant industry events and long-term automotive production estimates on its recorded goodwill.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(6) Long-Term Debt
A summary of long-term debt and the related weighted average interest rates is shown below (in millions):

	October 2, 2010		December 31, 2009
		Weighted		Weighted
	Long-Term	Average	Long-Term	Average
	Debt	Interest Rate	Debt	Interest Rate
7.875% Senior Notes due 2018	$347.6	8.00%	$—	N/A
8.125% Senior Notes due 2020	347.2	8.25%	—	N/A
First Lien Credit Agreement	—	N/A	375.0	7.50%
Second Lien Credit Agreement	—	N/A	550.0	9.00%
Other	—	N/A	10.2	2.05%

	694.8		935.2
Less — Current portion	—		(8.1)

Long-term debt	$694.8		$927.1

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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The Notes are senior unsecured obligations. The Company’s obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain domestic subsidiaries, which are directly or indirectly 100% owned by Lear. See Note 18, “Supplemental Guarantor Condensed Consolidating Financial Statements.”
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
As of October 2, 2010, the Company was in compliance with all covenants under the indenture governing the Notes.
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
Advances under the Revolving Credit Facility bear interest at a variable rate per annum equal to (i) LIBOR, as adjusted for certain statutory reserves, plus an adjustable margin based on the Company’s corporate rating, 3.5% as of the date of this Report, payable on the last day of each applicable interest period but in no event less frequently than quarterly, or (ii) the Adjusted Base Rate (as defined in the first lien credit agreement) plus an adjustable margin based on the Company’s corporate rating, 2.5% as of the date of this Report, payable quarterly.
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
As of October 2, 2010, there were no borrowings outstanding under the Revolving Credit Facility, and the Company was in compliance with all covenants set forth in the agreement governing the Revolving Credit Facility.
Also on March 19, 2010, the Company amended the first lien credit agreement to facilitate the issuance of the Notes and the repayment of amounts outstanding under the second lien credit agreement. The amendment also provides for the repurchase of certain

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
amounts of the Notes and for a limited amount of cash dividend payments or repurchases of the Company’s common stock, when certain terms and conditions are met.
As discussed above, the Company used the net proceeds from the issuance of the Notes, together with its existing cash on hand, to repay in full all amounts outstanding under the term loans provided under the Company’s first and second lien credit agreements. In connection with the issuance of the Notes, the repayment of the term loans and the related amendments to the first lien credit agreement, the Company recognized a loss on the extinguishment of debt of $11.8 million in the first quarter of 2010, resulting from the write-off of unamortized debt issuance costs, and paid debt issuance costs of $17.6 million in the first nine months of 2010. The debt issuance costs are being amortized over the life of the related debt. The loss on the extinguishment of debt is recorded in other expense, net. See Note 9, “Other Expense, Net.”
(7) Pension and Other Postretirement Benefit Plans
Net Periodic Pension and Other Postretirement Benefit Cost
The components of the Company’s net periodic pension and other postretirement benefit cost are shown below (in millions):

	Pension		Other Postretirement
	Three Months Ended		Three Months Ended
	Successor	Predecessor	Successor	Predecessor
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Service cost	$2.0	$2.3	$0.4	$0.6
Interest cost	11.7	11.7	2.2	2.8
Expected return on plan assets	(12.7)	(10.5)	—	—
Amortization of actuarial loss	—	1.4	—	—
Amortization of transition obligation	—	—	—	0.1
Amortization of prior service (credit) cost	—	1.3	—	(1.7)
Special termination benefits	—	(19.9)	—	0.1
Settlement loss	—	3.0	—	—
Curtailment (gain) loss, net and related credits	3.5	(30.3)	—	(0.5)

Net periodic benefit cost	$4.5	$(41.0)	$2.6	$1.4

	Pension		Other Postretirement
	Nine Months Ended		Nine Months Ended
	Successor	Predecessor	Successor	Predecessor
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Service cost	$5.9	$6.9	$1.0	$1.9
Interest cost	35.1	34.2	6.7	8.4
Expected return on plan assets	(38.1)	(29.8)	—	—
Amortization of actuarial loss	—	4.4	—	0.2
Amortization of transition obligation	—	—	—	0.4
Amortization of prior service (credit) cost	—	4.0	—	(5.3)
Special termination benefits	—	0.4	0.1	0.2
Settlement (gain) loss	(0.1)	3.5	—	—
Curtailment (gain) loss, net and related charges	3.5	8.3	—	(1.0)

Net periodic benefit cost	$6.3	$31.9	$7.8	$4.8

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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Contributions
Employer contributions to the Company’s domestic and foreign pension plans for the nine months ended October 2, 2010, were $43.4 million, in aggregate. Based on minimum funding requirements, the Company expects additional contributions of approximately $5 million, in aggregate, to its domestic and foreign pension plans in 2010. The Company may elect to make contributions in excess of minimum funding requirements in response to investment performance or changes in interest rates or when the Company believes it is financially advantageous to do so and based on its other cash requirements.
Employer contributions to the Company’s defined contribution retirement program for its salaried employees, determined as a percentage of each covered employee’s eligible compensation, for the nine months ended October 2, 2010, were $6.3 million. The Company expects total contributions of approximately $10 million to this program in 2010.
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

	Three Months Ended		Nine Months Ended
	Successor	Predecessor	Successor	Predecessor
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Other expense	$12.8	$32.4	$32.9	$91.8
Other income	(9.8)	(6.5)	(31.4)	(47.4)

Other expense, net	$3.0	$25.9	$1.5	$44.4

For the nine months ended October 2, 2010, other expense includes a loss on the extinguishment of debt of $11.8 million, resulting from the write-off of unamortized debt issuance costs in the first quarter of 2010. For the three and nine months ended October 2, 2010, other income includes equity in net income of affiliates of $8.7 million and $26.5 million, respectively.
For the three and nine months ended October 3, 2009, other expense includes equity in net loss of affiliates of $14.5 million, including impairment charges of $15.4 million, and $65.0 million, including impairment charges of $42.0 million, respectively (Note 5, “Long-Term Assets”). In addition, for the three and nine months ended October 3, 2009, other expense includes a loss of $9.9 million related to a transaction with an affiliate. For the three and nine months ended October 3, 2009, other income includes foreign exchange gains of $2.2 million and $38.6 million, respectively.
(10) Income Taxes
The provision for income taxes was $5.4 million for the third quarter of 2010, representing an effective tax rate of 5.2% on pretax income of $103.9 million, as compared to $19.1 million for the third quarter of 2009, representing an effective tax rate of 38.7% on pretax income of $49.4 million. The provision for income taxes was $29.1 million for the nine months ended October 2, 2010,

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
representing an effective tax rate of 7.9% on pretax income of $366.7 million, as compared to $38.8 million for the nine months ended October 3, 2009, representing an effective tax rate of negative 10.7% on a pretax loss of $362.1 million.
In the first nine months of 2010, the provision for income taxes was impacted by the mix of earnings among tax jurisdictions, as well as a portion of the Company’s restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Additionally, the provision was impacted by tax benefits of $32.8 million, including interest and penalties, related to reductions in recorded tax reserves, as well as net tax benefits of $3.1 million related to restructuring, the reduction of a valuation allowance in a foreign subsidiary and various other items. In the first nine months of 2009, the provision for income taxes primarily relates to profitable foreign operations, as well as withholding taxes on royalties and dividends paid by the Company’s foreign subsidiaries. In addition, the Company incurred losses in several countries that provided no tax benefits due to valuation allowances on its deferred tax assets in those countries. The provision was also impacted by a portion of the Company’s restructuring charges and reorganization items, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Additionally, the provision was impacted by tax benefits of $14.2 million, including interest, related to reductions in recorded tax reserves and tax expense of $6.8 million related to the establishment of valuation allowances in certain foreign subsidiaries. Excluding these items, the effective tax rate in the first nine months of 2010 and 2009 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items.
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
The Company operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subject to review by both domestic and foreign tax authorities. As a result of the conclusion of current examinations and the expiration of the statute of limitations in several jurisdictions, the Company decreased the amount of its gross unrecognized tax benefits, excluding interest and penalties, by $0.1 million and $21.9 million, all of which impacted the effective tax rate in the three and nine months ended October 2, 2010, respectively. During the next twelve months, it is reasonably possible that, as a result of audit settlements, the conclusion of current examinations and the expiration of the statute of limitations in several jurisdictions, the Company may decrease the amount of its gross unrecognized tax benefits, excluding interest and penalties, by approximately $2.7 million, all of which, if recognized, would impact its effective tax rate. The gross unrecognized tax benefits subject to potential decrease involve issues related to transfer pricing, tax credits and various other tax items in several jurisdictions. However, as a result of ongoing examinations, tax proceedings in certain countries, additions to the gross unrecognized tax benefits for positions taken and interest and penalties, if any, arising in the future, it is not possible to estimate the potential net increase or decrease to the Company’s gross unrecognized tax benefits during the next twelve months.
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
impact in the financial statements in the period in which the Acts were signed. Due to the full valuation allowance recorded against deferred tax assets in the United States, the Acts will not impact the Company’s 2010 effective tax rate.
(11) Net Income (Loss) Per Share Attributable to Lear
Basic net income (loss) per share attributable to Lear was computed using the two-class method by dividing net income (loss) attributable to Lear, after deducting undistributed earnings allocated to participating securities, by the average number of common shares outstanding during the period. Common shares issuable upon the satisfaction of certain conditions pursuant to a contractual agreement, such as those common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings, are considered common shares outstanding and are included in the computation of basic net income (loss) per share attributable to Lear. The Company’s preferred shares outstanding are considered participating securities. In the three and nine months ended October 2, 2010, average participating securities outstanding were 2,367,115 and 4,480,401, respectively. A summary of information used to compute basic net income (loss) per share attributable to Lear is shown below:

	Three Months Ended		Nine Months Ended
	Successor	Predecessor	Successor	Predecessor
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Net income (loss) attributable to Lear	$95.3	$24.6	$321.2	$(413.8)
Less: Undistributed earnings allocated to participating securities	(4.3)	—	(28.5)	—

Net income (loss) available to Lear common shareholders	$91.0	$24.6	$292.7	$(413.8)

Average common shares outstanding	49,666,115	77,521,662	45,976,105	77,496,767

Basic net income (loss) per share attributable to Lear	$1.83	$0.32	$6.37	$(5.34)

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

	Three Months Ended		Nine Months Ended
	Successor	Predecessor	Successor	Predecessor
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Net income (loss) attributable to Lear	$95.3	$24.6	$321.2	$(413.8)

Average common shares outstanding	49,666,115	77,521,662	45,976,105	77,496,767
Dilutive effect of common stock equivalents	4,442,216	14,860	8,074,786	—

Average diluted shares outstanding	54,108,331	77,536,522	54,050,891	77,496,767

Diluted net income (loss) per share attributable to Lear	$1.76	$0.32	$5.94	$(5.34)

The Company’s participating securities are convertible into common stock on a one to one basis and participate ratably with common stock on dividends. Accordingly, in 2010, diluted net income (loss) per share attributable to Lear computed using the two-class method produced the same result. In 2009, there were no participating securities outstanding.
The effect of certain common stock equivalents, including options, restricted stock units, performance units and stock appreciation rights, were excluded from the computation of weighted average diluted shares outstanding for the three and nine months ended October 3, 2009, as inclusion would have resulted in antidilution. In addition, shares issuable upon conversion of the Company’s outstanding zero-coupon convertible debt were excluded from the computation of weighted average diluted shares outstanding for the nine months ended October 3, 2009, as inclusion would have resulted in antidilution. A summary of these options and their exercise prices, as well as these restricted stock units, performance units and stock appreciation rights, is shown below:

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Predecessor
	Three Months Ended	Nine Months Ended
	October 3,	October 3,
	2009	2009
Options
Antidilutive options	997,900	997,900
Exercise price	$22.12 — $55.33	$22.12 — $55.33
Restricted stock units	879,543	883,250
Performance units	84,709	84,709
Stock appreciation rights	1,957,360	1,957,360
(12) Comprehensive Income (Loss) and Equity (Deficit)
Comprehensive income (loss) is defined as all changes in the Company’s net assets except changes resulting from transactions with stockholders. It differs from net income (loss) in that certain items recorded in equity (deficit) are included in comprehensive income (loss).
A summary of comprehensive income and reconciliations of equity, Lear Corporation stockholders’ equity and noncontrolling interests for the three and nine months ended October 2, 2010, are shown below (in millions):

	Successor
	Three Months Ended October 2, 2010			Nine Months Ended October 2, 2010
		Attributable			Attributable
		to Lear	Non-		to Lear	Non-
		Corporation	controlling		Corporation	controlling
	Equity	Stockholders	Interests	Equity	Stockholders	Interests
Beginning equity balance	$2,322.5	$2,214.5	$108.0	$2,181.8	$2,089.1	$92.7
Stock-based compensation transactions	4.0	4.0	—	13.1	13.1	—
Dividends paid to noncontrolling interests	(9.3)	—	(9.3)	(13.9)	—	(13.9)
Transactions with affiliates	—	—	—	6.5	—	6.5
Comprehensive income:
Net income	98.5	95.3	3.2	337.6	321.2	16.4
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	(1.9)	(1.9)	—	(2.1)	(2.1)	—
Derivative instruments and hedging activities	3.5	3.5	—	3.7	3.7	—
Foreign currency translation adjustments	120.7	119.0	1.7	11.3	9.4	1.9

Other comprehensive income	122.3	120.6	1.7	12.9	11.0	1.9

Comprehensive income	220.8	215.9	4.9	350.5	332.2	18.3

Ending equity balance	$2,538.0	$2,434.4	$103.6	$2,538.0	$2,434.4	$103.6

In the three months ended October 2, 2010, foreign currency translation adjustments related primarily to the Euro.
A summary of comprehensive income (loss) and reconciliations of equity (deficit), Lear Corporation stockholders’ equity (deficit) and noncontrolling interests for the three and nine months ended October 3, 2009, is shown below (in millions):

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Predecessor
	Three Months Ended October 3, 2009			Nine Months Ended October 3, 2009
		Attributable			Attributable
		to Lear	Non-		to Lear	Non-
		Corporation	controlling	Equity	Corporation	controlling
	Deficit	Stockholders	Interests	(Deficit)	Stockholders	Interests
Beginning equity (deficit) balance	$(169.9)	$(211.2)	$41.3	$247.7	$198.9	$48.8
Stock-based compensation transactions	2.2	2.2	—	6.7	6.7	—
Dividends paid to noncontrolling interests	—	—	—	(15.4)	—	(15.4)
Comprehensive income (loss):
Net income (loss)	30.3	24.6	5.7	(400.9)	(413.8)	12.9
Other comprehensive income, net of tax:
Defined benefit plan adjustments	9.4	9.4	—	19.7	19.7	—
Derivative instruments and hedging activities	16.0	16.0	—	40.5	40.5	—
Foreign currency translation adjustments	52.7	52.6	0.1	42.4	41.6	0.8

Other comprehensive income	78.1	78.0	0.1	102.6	101.8	0.8

Comprehensive income (loss)	108.4	102.6	5.8	(298.3)	(312.0)	13.7

Ending equity (deficit) balance	$(59.3)	$(106.4)	$47.1	$(59.3)	$(106.4)	$47.1

(13) Pre-Production Costs Related to Long-Term Supply Agreements
The Company incurs pre-production engineering and development (“E&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production E&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the customer has not provided a non-cancelable right to use the tooling. During the first nine months of 2010 and 2009, the Company capitalized $99.0 million and $85.9 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. In addition, during the first nine months of 2010 and 2009, the Company capitalized $102.3 million and $77.7 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the customer has provided a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets. During the nine months ended October 2, 2010 and October 3, 2009, the Company collected $191.3 million and $159.0 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer engineering, development and tooling costs related to long-term supply agreements is shown below (in millions):

	October 2,	December 31,
	2010	2009
Current	$59.8	$38.5
Long-term	72.4	76.8

Recoverable customer engineering, development and tooling	$132.2	$115.3

(14) Legal and Other Contingencies
As of October 2, 2010 and December 31, 2009, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $21.2 million and $18.8 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal liabilities, as described below.
Commercial Disputes
The Company is involved from time to time in legal proceedings and claims, including, without limitation, commercial or contractual disputes with its customers, suppliers and competitors. These disputes vary in nature and are usually resolved by negotiations between the parties.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
On January 26, 2004, the Company filed a patent infringement lawsuit against Johnson Controls Inc. and Johnson Controls Interiors LLC (together, the “JCI Parties”) in the U.S. District Court for the Eastern District of Michigan alleging that the JCI Parties’ garage door opener products infringed certain of the Company’s radio frequency transmitter patents (which complaint was dismissed and subsequently re-filed by the Company in September 2004). The Company is seeking a declaration that the JCI Parties infringe its patents and an order enjoining the JCI Parties from further infringing those patents by making, selling or offering to sell their garage door opener products, as well as an award of compensatory damages, attorney fees and costs. The JCI Parties counterclaimed seeking a declaration that the subject patents are invalid and unenforceable and that the JCI Parties are not infringing these patents, as well as an award of attorney fees and costs. The JCI Parties have also filed motions for summary judgment asserting that their garage door opener products do not infringe the Company’s patents and that one of the Company’s patents is invalid and unenforceable. In November 2007, the court issued an opinion and order granting, in part, and denying, in part, the JCI Parties’ motion for summary judgment on one of the Company’s patents and denying the JCI Parties’ motion to hold the patent unenforceable. The court’s opinion did not address the other two patents involved in this matter. On March 11, 2010, the court issued an opinion and order granting the JCI Parties’ motion for summary judgment on two of the three patents-in-suit, U.S. Patent No. Re 36,181 and U.S. Patent No. Re 36,752. This order leaves for trial by jury the issue of whether the JCI Parties infringed the third patent-in-suit, U.S. Patent No. 5,731,756. A trial date has been set for January 2011.
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
Following the Company’s emergence from Chapter 11 bankruptcy proceedings, litigation in the Chamberlain Matter resumed, and on March 18, 2010, the Company filed two motions for summary judgment on non-infringement. In response, Chamberlain and JCI filed cross-motions for summary judgment on infringement. The Company has filed its responses to the cross-motions by Chamberlain and JCI. Expert discovery in the Chamberlain Matter closed in September 2010. The parties then moved for summary judgment on several invalidity issues and on the date of accrual of Plaintiffs’ damages claim. Briefing on these motions concluded on October 18, 2010.
On September 12, 2008, a consultant that the Company retained filed an arbitration action against the Company seeking royalties under the parties’ Joint Development Agreement (“JDA”) for the Company’s sales of its garage door opener products. The Company

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
denies that it owes the consultant any royalty payments under the JDA. If the Company is deemed liable to the consultant, the total amount of the compensable damages must be allocated between the pre-petition period and the post-petition period. No dates have been set in this matter, and the Company intends to vigorously defend this matter.
On August 6, 2009, Lear Automotive France (“Lear France”), a wholly owned subsidiary of the Company, was served with a writ by Proma France before the Orléans Commercial Court. Proma France is a sub-contractor of Lear France in connection with its manufacture of seating parts. Proma France claims that Lear France must indemnify it for damages allegedly arising from Lear France obtaining advantageous pricing without providing Proma France with a written guarantee of purchase volumes. Proma France is currently seeking damages of €6.8 million ($9.4 million based on exchange rates in effect as of October 2, 2010). Lear France filed its brief in response on October 20, 2010, arguing that the issue is covered by a settlement agreement previously entered into by Lear France and Proma France on March 6, 2007. The Company believes that the action by Proma France is without merit and intends to vigorously defend this matter. A hearing on the merits has been scheduled for November 9, 2010.
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
A summary of the changes in reserves for product liability and warranty claims for the nine months ended October 2, 2010, is shown below (in millions):

Balance as of January 1, 2010	$26.5
Expense, net	23.3
Settlements	(7.6)
Foreign exchange and other	(2.2)

Balance as of October 2, 2010	$40.0

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
As of October 2, 2010 and December 31, 2009, the Company had recorded reserves for environmental matters of $2.7 million and $2.6 million, respectively. While the Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial position, results of operations or cash flows, no assurance can be given in this regard.
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
(15) Segment Reporting
The Company has two reportable operating segments: seating and electrical power management systems. The seating segment includes seat systems and related components. The electrical power management systems segment includes wiring, connectors, junction boxes and various other components of traditional electrical distribution systems, as well as emerging high-power and hybrid electrical systems. The Other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment.
The Company evaluates the performance of its operating segments based primarily on (i) revenues from external customers, (ii) pretax income (loss) before interest, other expense and reorganization items (“segment earnings”) and (iii) cash flows, which the Company defines as segment earnings less capital expenditures plus depreciation and amortization. A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Successor - Three Months Ended October 2, 2010
		Electrical
		Power
		Management
	Seating	Systems	Other	Consolidated
Revenues from external customers	$2,208.7	$611.6	$—	$2,820.3
Segment earnings (1)	139.8	24.3	(45.3)	118.8
Depreciation and amortization	36.2	20.9	1.6	58.7
Capital expenditures	24.1	13.4	1.4	38.9
Total assets	3,633.3	1,098.1	1,904.9	6,636.3

	Predecessor - Three Months Ended October 3, 2009
		Electrical
		Power
		Management
	Seating	Systems	Other	Consolidated
Revenues from external customers	$2,039.2	$508.7	$—	$2,547.9
Segment earnings (1)	198.8	(20.7)	(42.7)	135.4
Depreciation and amortization	36.7	24.3	3.8	64.8
Capital expenditures	13.1	7.2	0.3	20.6
Total assets	3,579.3	1,408.1	2,242.9	7,230.3

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Successor - Nine Months Ended October 2, 2010
		Electrical
		Power
		Management
	Seating	Systems	Other	Consolidated
Revenues from external customers	$6,929.7	$1,868.4	$—	$8.798.1
Segment earnings (1)	496.7	73.4	(157.7)	412.4
Depreciation and amortization	107.6	62.1	4.6	174.3
Capital expenditures	71.1	40.0	4.2	115.3
Total assets	3,633.3	1,098.1	1,904.9	6,636.3

	Predecessor - Nine Months Ended October 3, 2009
		Electrical
		Power
		Management
	Seating	Systems	Other	Consolidated
Revenues from external customers	$5,639.2	$1,358.0	$—	$6,997.2
Segment earnings (1)	132.6	(134.0)	(137.5)	(138.9)
Depreciation and amortization	117.1	71.3	10.9	199.3
Capital expenditures	38.3	23.8	0.6	62.7
Total assets	3,579.3	1,408.1	2,242.9	7,230.3

(1)	See definition above.
For the three months ended October 2, 2010, segment earnings include restructuring charges of $24.0 million, $1.0 million and $0.6 million in the seating and electrical power management systems segments and in the other category, respectively. For the nine months ended October 2, 2010, segment earnings include restructuring charges of $32.9 million, $15.2 million and $1.8 million in the seating and electrical power management systems segments and in the other category, respectively. For the three months ended October 3, 2009, segment earnings include restructuring charges (credits) of ($59.2) million, $22.8 million and $2.8 million in the seating and electrical power management systems segments and in the other category, respectively. For the nine months ended October 3, 2009, segment earnings include restructuring charges of $39.9 million, $47.9 million and $3.8 million in the seating and electrical power management systems segments and in the other category, respectively. See Note 2, “Restructuring Activities.”
A reconciliation of consolidated segment earnings to consolidated income (loss) before provision for income taxes is shown below (in millions):

	Three Months Ended		Nine Months Ended
	Successor	Predecessor	Successor	Predecessor
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Segment earnings	$118.8	$135.4	$412.4	$(138.9)
Interest expense	11.9	21.5	44.2	140.2
Other expense, net	3.0	25.9	1.5	44.4
Reorganization items, net	—	38.6	—	38.6

Consolidated income (loss) before provision for income taxes	$103.9	$49.4	$366.7	$(362.1)

(16) Financial Instruments
The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to the quoted market prices of these securities. As of October 2, 2010, the aggregate carrying value of the Company’s Notes was $694.8 million, as compared to an estimated aggregate fair value of $745.9 million. As of December 31, 2009, the aggregate carrying value of term loans outstanding under the first and second lien credit agreements was $925.0 million, as compared to an estimated aggregate fair value of $932.6 million.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Derivative Instruments and Hedging Activities
Forward foreign exchange, futures and option contracts — The Company uses forward foreign exchange, futures and option contracts to reduce the effect of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso and various European currencies. Forward foreign exchange, futures and option contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or relates to the variability of cash flows to be received or paid. As of October 2, 2010, contracts designated as cash flow hedges with $103.1 million of notional amount were outstanding with maturities of less than three months. As of October 2, 2010, the fair value of these contracts was approximately $3.7 million. As of October 2, 2010, other foreign currency derivative contracts that did not qualify for hedge accounting with $16.1 million of notional amount were outstanding. These foreign currency derivative contracts consist principally of cash transactions between three and thirty days, hedges of intercompany loans and hedges of certain other balance sheet exposures. As of October 2, 2010, the fair value of these contracts was approximately zero. As of December 31, 2009, there were no foreign exchange contracts outstanding.
The fair value of outstanding foreign currency derivative contracts and the related classification in the accompanying condensed consolidated balance sheet as of October 2, 2010, are shown below (in millions):

Successor
October 2,
2010
Contracts qualifying for hedge accounting:
Other current assets	$4.8
Other current liabilities	(1.1)

3.7

Contracts not qualifying for hedge accounting:
Other current assets	0.1
Other current liabilities	(0.1)

—

$3.7

Pretax amounts related to foreign currency derivative contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended		Nine Months Ended
	Successor	Predecessor	Successor	Predecessor
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Contracts qualifying for hedge accounting:
Gains (losses) recognized in accumulated other comprehensive loss	$5.7	$(1.7)	$10.5	$(13.9)
(Gains) losses reclassified from accumulated other comprehensive loss	(2.2)	15.9	(6.8)	51.4

Comprehensive income	$3.5	$14.2	$3.7	$37.5

Interest rate swap and other derivative contracts — Historically, the Company used interest rate swap and other derivative contracts to manage its exposure to fluctuations in interest rates. Interest rate swap and other derivative contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments were accounted for as cash flow hedges. Interest rate swap contracts which hedge the change in fair value of certain fixed rate debt instruments were accounted for as fair value hedges. As of October 2, 2010, and December 31, 2009, there were no interest rate contracts outstanding. The Company will continue to evaluate, and may use derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage its exposures to fluctuations in interest rates in the future.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Pretax amounts related to interest rate contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

Predecessor
Nine Months Ended
October 3,
2009
Contracts qualifying for hedge accounting:
Losses recognized in accumulated other comprehensive loss	$(14.2)
Losses reclassified from accumulated other comprehensive loss	11.9

Comprehensive loss	$(2.3)

Commodity swap contracts — Historically, the Company used derivative instruments to reduce its exposure to fluctuations in certain commodity prices. These derivative instruments were utilized to hedge forecasted inventory purchases and to the extent that they qualified and met hedge accounting criteria, they were accounted for as cash flow hedges. Commodity swap contracts that were not designated as cash flow hedges were marked to market with changes in fair value recognized immediately in the condensed consolidated statements of operations. As of October 2, 2010 and December 31, 2009, there were no commodity swap contracts outstanding. The Company will continue to evaluate, and may use derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage its exposures to fluctuations in commodity prices in the future.
Pretax amounts related to commodity swap contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Predecessor
	Three Months Ended	Nine Months Ended
	October 3,	October 3,
	2009	2009
Contracts qualifying for hedge accounting:
Gains recognized in accumulated other comprehensive loss	$—	$1.8
Losses reclassified from accumulated other comprehensive loss	1.5	3.6

Comprehensive income	$1.5	$5.4

As of October 2, 2010, net gains of approximately $3.7 million related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive income (loss). During the three and nine months ended October 2, 2010, net gains of approximately $2.2 million and $6.8 million, respectively, related to the Company’s hedging activities were reclassified from accumulated other comprehensive income (loss) into earnings. During the three and nine months ended October 3, 2009, net losses of approximately $15.9 million and $51.4 million, respectively, related to the Company’s hedging activities were reclassified from accumulated other comprehensive income (loss) into earnings. During the twelve month period ending October 1, 2011, the Company expects to reclassify into earnings net gains of approximately $3.7 million recorded in accumulated other comprehensive income (loss) as of October 2, 2010. Such gains will be reclassified at the time that the underlying hedged transactions are realized. During the three and nine months ended October 2, 2010 and October 3, 2009, amounts recognized in the accompanying condensed consolidated statements of operations related to changes in the fair value of cash flow and fair value hedges excluded from the Company’s effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.
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
Items measured at fair value on a recurring basis — Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of October 2, 2010, are shown below (in millions):

		Asset	Valuation
	Frequency	(Liability)	Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts	Recurring	$3.7	Market/Income	$—	$3.7	$—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, these discount rates are adjusted by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. To estimate this credit spread, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of October 2, 2010, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in and out of Level 3 during the first nine months of 2010 as there were no derivative contracts outstanding at December 31, 2009.
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
The FASB amended ASC 310, “Receivables,” with ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” to require additional information related to financing receivables, including loans and trade accounts receivable with contractual maturities exceeding one year. With the exception of disclosures related to activity occurring during a reporting period, which are effective for fiscal years beginning after December 15, 2010, the provisions of this update are effective as of December 31, 2010. The Company does not expect the effects of adoption to be significant.
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(18) Supplemental Guarantor Condensed Consolidating Financial Statements

	Successor - October 2, 2010
	Lear	Guarantors	Non-guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$802.9	$0.1	$710.5	$—	$1,513.5
Accounts receivable	49.3	308.3	1,571.5	—	1,929.1
Inventories	8.3	206.0	369.1	—	583.4
Other	49.7	30.8	278.0	—	358.5

Total current assets	910.2	545.2	2,929.1	—	4,384.5

LONG-TERM ASSETS:
Property, plant and equipment, net	94.6	153.3	742.2	—	990.1
Goodwill	23.5	303.9	290.9	—	618.3
Investments in subsidiaries	1,082.5	939.7	—	(2,022.2)	—
Other	194.5	17.4	431.5	—	643.4

Total long-term assets	1,395.1	1,414.3	1,464.6	(2,022.2)	2,251.8

	$2,305.3	$1,959.5	$4,393.7	$(2,022.2)	$6,636.3

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$—	$3.7	$—	$3.7
Accounts payable and drafts	88.1	424.4	1,343.5	—	1,856.0
Accrued liabilities	127.2	164.9	739.4	—	1,031.5

Total current liabilities	215.3	589.3	2,086.6	—	2,891.2

LONG-TERM LIABILITIES:
Long-term debt	694.8	—	—	—	694.8
Intercompany accounts, net	(1,157.7)	153.0	1,004.7	—	—
Other	118.5	86.0	307.8	—	512.3

Total long-term liabilities	(344.4)	239.0	1,312.5	—	1,207.1

EQUITY:
Lear Corporation stockholders’ equity	2,434.4	1,131.2	891.0	(2,022.2)	2,434.4
Noncontrolling interests	—	—	103.6	—	103.6

Equity	2,434.4	1,131.2	994.6	(2,022.2)	2,538.0

	$2,305.3	$1,959.5	$4,393.7	$(2,022.2)	$6,636.3

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(18) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	Successor - December 31, 2009
	Lear	Guarantors	Non-guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$584.9	$0.1	$969.0	$—	$1,554.0
Accounts receivable	23.5	206.0	1,250.4	—	1,479.9
Inventories	4.0	166.0	277.4	—	447.4
Other	25.9	15.0	264.8	—	305.7

Total current assets	638.3	387.1	2,761.6	—	3,787.0

LONG-TERM ASSETS:
Property, plant and equipment, net	97.0	160.1	793.8	—	1,050.9
Goodwill	23.5	303.9	294.0	—	621.4
Investments in subsidiaries	1,057.0	1,111.5	—	(2,168.5)	—
Other	160.5	32.0	421.5	—	614.0

Total long-term assets	1,338.0	1,607.5	1,509.3	(2,168.5)	2,286.3

	$1,976.3	$1,994.6	$4,270.9	$(2,168.5)	$6,073.3

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$—	$37.1	$—	$37.1
Accounts payable and drafts	37.3	335.1	1,175.1	—	1,547.5
Accrued liabilities	97.6	100.4	610.1	—	808.1
Current portion of long-term debt	3.8	—	4.3	—	8.1

Total current liabilities	138.7	435.5	1,826.6	—	2,400.8

LONG-TERM LIABILITIES:
Long-term debt	921.2	—	5.9	—	927.1
Intercompany accounts, net	(1,291.9)	67.9	1,224.0	—	—
Other	119.2	92.2	352.2	—	563.6

Total long-term liabilities	(251.5)	160.1	1,582.1	—	1,490.7

EQUITY:
Lear Corporation stockholders’ equity	2,089.1	1,399.0	769.5	(2,168.5)	2,089.1
Noncontrolling interests	—	—	92.7	—	92.7

Equity	2,089.1	1,399.0	862.2	(2,168.5)	2,181.8

	$1,976.3	$1,994.6	$4,270.9	$(2,168.5)	$6,073.3

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(18) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	Successor - For the Three Months Ended October 2, 2010
	Lear	Guarantors	Non-guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$89.5	$1,077.4	$2,470.3	$(816.9)	$2,820.3

Cost of sales	107.9	956.7	2,336.8	(816.9)	2,584.5
Selling, general and administrative expenses	34.3	12.7	63.0	—	110.0
Amortization of intangible assets	0.4	0.1	6.5	—	7.0
Intercompany charges	0.4	(1.9)	1.5	—	—
Interest (income) expense	(4.9)	9.4	7.4	—	11.9
Other intercompany (income) expense, net	(12.5)	10.8	1.7	—	—
Other (income) expense, net	0.9	(1.2)	3.3	—	3.0

Consolidated income (loss) before income taxes and equity in net income of subsidiaries	(37.0)	90.8	50.1	—	103.9
Provision (benefit) for income taxes	(0.7)	—	6.1	—	5.4
Equity in net income of subsidiaries	(131.6)	(22.6)	—	154.2	—

Consolidated net income	95.3	113.4	44.0	(154.2)	98.5
Less: Net income attributable to noncontrolling interests	—	—	3.2	—	3.2

Net income attributable to Lear	$95.3	$113.4	$40.8	$(154.2)	$95.3

	Predecessor - For the Three Months Ended October 3, 2009
	Lear	Guarantors	Non-guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$67.9	$845.1	$2,315.8	$(680.9)	$2,547.9

Cost of sales	90.0	756.1	2,148.1	(680.9)	2,313.3
Selling, general and administrative expenses	28.7	12.6	56.6	—	97.9
Amortization of intangible assets	0.1	0.1	1.1	—	1.3
Intercompany charges	0.4	(1.7)	1.3	—	—
Interest expense	7.1	2.7	11.7	—	21.5
Other intercompany (income) expense, net	35.1	41.4	(76.5)	—	—
Other (income) expense, net	(15.0)	0.3	40.6	—	25.9
Reorganization items, net	28.8	4.6	5.2	—	38.6

Consolidated income (loss) before income taxes and equity in net (income) loss of subsidiaries	(107.3)	29.0	127.7	—	49.4
Provision for income taxes	—	—	19.1	—	19.1
Equity in net (income) loss of subsidiaries	(131.9)	17.7	—	114.2	—

Consolidated net income	24.6	11.3	108.6	(114.2)	30.3
Less: Net income attributable to noncontrolling interests	—	—	5.7	—	5.7

Net income attributable to Lear	$24.6	$11.3	$102.9	$(114.2)	$24.6

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(18) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	Successor - For the Nine Months Ended October 2, 2010
	Lear	Guarantors	Non-guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$208.1	$3,267.5	$7,888.5	$(2,566.0)	$8,798.1

Cost of sales	267.8	2,934.6	7,378.3	(2,566.0)	8,014.7
Selling, general and administrative expenses	118.9	49.2	182.6	—	350.7
Amortization of intangible assets	1.0	0.3	19.0	—	20.3
Intercompany charges	2.8	(8.1)	5.3	—	—
Interest (income) expense	(12.0)	33.1	23.1	—	44.2
Other intercompany (income) expense, net	(86.9)	31.5	55.4	—	—
Other (income) expense, net	18.4	(6.0)	(10.9)	—	1.5

Consolidated income (loss) before income taxes and equity in net income of subsidiaries	(101.9)	232.9	235.7	—	366.7
Provision for income taxes	4.3	—	24.8	—	29.1
Equity in net income of subsidiaries	(427.4)	(111.7)	—	539.1	—

Consolidated net income	321.2	344.6	210.9	(539.1)	337.6
Less: Net income attributable to noncontrolling interests	—	—	16.4	—	16.4

Net income attributable to Lear	$321.2	$344.6	$194.5	$(539.1)	$321.2

	Predecessor - For the Nine Months Ended October 3, 2009
	Lear	Guarantors	Non-guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$165.1	$2,086.4	$6,512.7	$(1,767.0)	$6,997.2

Cost of sales	208.5	1,992.0	6,367.9	(1,767.0)	6,801.4
Selling, general and administrative expenses	106.9	43.1	181.1	—	331.1
Amortization of intangible assets	0.2	0.2	3.2	—	3.6
Intercompany charges	4.3	(10.4)	6.1	—	—
Interest expense	97.9	8.7	33.6	—	140.2
Other intercompany (income) expense, net	7.0	109.9	(116.9)	—	—
Other (income) expense, net	(20.2)	2.0	62.6	—	44.4
Reorganization items, net	28.8	4.6	5.2	—	38.6

Consolidated loss before income taxes and equity in net loss of subsidiaries	(268.3)	(63.7)	(30.1)	—	(362.1)
Provision (benefit) for income taxes	—	(9.6)	48.4	—	38.8
Equity in net loss of subsidiaries	145.5	129.5	—	(275.0)	—

Consolidated net loss	(413.8)	(183.6)	(78.5)	275.0	(400.9)
Less: Net income attributable to noncontrolling interests	—	—	12.9	—	12.9

Net loss attributable to Lear	$(413.8)	$(183.6)	$(91.4)	$275.0	$(413.8)

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(18) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	Successor - For the Nine Months Ended October 2, 2010
	Lear	Guarantors	Non-guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net cash provided by (used in) operating activities	$(68.0)	$273.6	$178.5	$—	$384.1
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(8.7)	(30.1)	(76.5)	—	(115.3)
Other, net	—	2.1	—	—	2.1

Net cash used in investing activities	(8.7)	(28.0)	(76.5)	—	(113.2)

Cash Flows from Financing Activities:
Proceeds from the issuance of senior notes	694.5	—	—	—	694.5
First lien credit agreement repayments	(375.0)	—	—	—	(375.0)
Second lien credit agreement repayments	(550.0)	—	—	—	(550.0)
Other long-term debt repayments, net	—	—	(9.2)	—	(9.2)
Short-term debt repayments, net	—	—	(33.8)	—	(33.8)
Payment of debt issuance costs	(17.6)	—	—	—	(17.6)
Dividends paid to noncontrolling interests	—	—	(13.9)	—	(13.9)
Other	(3.3)	—	(0.1)	—	(3.4)
Change in intercompany accounts	543.9	(245.6)	(298.3)	—	—

Net cash provided by (used in) financing activities	292.5	(245.6)	(355.3)	—	(308.4)

Effect of foreign currency translation	2.2	—	(5.2)	—	(3.0)

Net Change in Cash and Cash Equivalents	218.0	—	(258.5)	—	(40.5)
Cash and Cash Equivalents as of Beginning of Period	584.9	0.1	969.0	—	1,554.0

Cash and Cash Equivalents as of End of Period	$802.9	$0.1	$710.5	$—	$1,513.5

	Predecessor - For the Nine Months Ended October 3, 2009
	Lear	Guarantors	Non-guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net cash provided by (used in) operating activities	$(240.3)	$(12.9)	$10.6	$—	$(242.6)
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1.0)	(10.1)	(51.6)	—	(62.7)
Other, net	2.1	6.7	13.8	—	22.6

Net cash provided by (used in) investing activities	1.1	(3.4)	(37.8)	—	(40.1)

Cash Flows from Financing Activities:
Debtor-in-possession term loan borrowings	500.0	—	—	—	500.0
Other long-term debt repayments, net	—	—	(0.2)	—	(0.2)
Short-term debt repayments, net	—	—	(10.5)	—	(10.5)
Payment of debt issuance costs	(57.9)	—	—	—	(57.9)
Dividends paid to noncontrolling interests	—	—	(15.4)	—	(15.4)
Other	0.2	(0.4)	0.4	—	0.2
Change in intercompany accounts	(764.6)	16.5	748.1	—	—

Net cash provided by (used in) financing activities	(322.3)	16.1	722.4	—	416.2

Effect of foreign currency translation	(3.2)	—	48.9	—	45.7

Net Change in Cash and Cash Equivalents	(564.7)	(0.2)	744.1	—	179.2
Cash and Cash Equivalents as of Beginning of Period	1,310.6	0.6	280.9	—	1,592.1

Cash and Cash Equivalents as of End of Period	$745.9	$0.4	$1,025.0	$—	$1,771.3

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
Selling, General and Administrative Expenses — Corporate and division selling, general and administrative expenses are allocated to the operating subsidiaries based on various factors, which estimate usage of particular corporate and division functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries. During the three months ended October 2, 2010 and October 3, 2009, $2.2 million and ($4.0) million, respectively, of corporate selling, general and administrative expenses were allocated (to) from Lear. During the nine months ended October 2, 2010 and October 3, 2009, $5.5 million and ($8.0) million, respectively, of corporate selling, general and administrative expenses were allocated (to) from Lear.
Long-Term Debt of Lear and the Guarantors — A summary of long-term debt of Lear and the Guarantors on a combined basis is shown below (in millions):

	October 2,	December 31,
	2010	2009
Senior notes	$694.8	$—
First lien credit agreement — term loan	—	375.0
Second lien credit agreement — term loan	—	550.0

	694.8	925.0
Less — current portion	—	(3.8)

	$694.8	$921.2

LEAR CORPORATION
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW
We were incorporated in Delaware in 1987 and are one of the world’s largest automotive suppliers based on net sales. We supply our products to every major automotive manufacturer in the world.
We supply automotive manufacturers with complete automotive seat systems and related components, as well as electrical distribution systems and related components. Our strategy is to leverage our global presence and expand our low-cost footprint, focus on our core capabilities, effect selective vertical integration and investments in product development and enhance and diversify our strong customer relationships through operational excellence.
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
The global automotive industry is characterized by significant overcapacity and fierce competition among automotive manufacturers. We expect these challenging industry conditions to continue in the foreseeable future. The automotive industry in 2009 was severely affected by the turmoil in the global credit markets and the economic recession in the U.S. and global economies. These conditions had a dramatic impact on consumer vehicle demand in 2009, resulting in the lowest per capita sales rates in the United States in half a century and lower global automotive production for the second consecutive year following six consecutive years of steady growth. The first nine months of 2010 saw a significant improvement in industry production volumes globally. North American light vehicle industry production increased by approximately 54% from a year ago levels to 8.9 million units. European light vehicle industry production increased by approximately 14% from a year ago levels to 12.9 million units.
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
Our material cost as a percentage of net sales was 67.8% in the first nine months of 2010, as compared to 69.0% in 2009 and 69.3% in 2008. Raw material, energy and commodity costs have been extremely volatile over the past several years. Unfavorable industry conditions have also resulted in financial distress within our supply base and an increase in the risk of supply disruption. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, which include cost reduction actions, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. These costs remain volatile and could have an adverse impact on our operating results in the foreseeable future. See “— Forward-Looking Statements” and Item 1A, “Risk Factors — High raw material costs could continue to have an adverse impact on our profitability,” in our Annual Report on Form 10-K for the year ended December 31, 2009.

LEAR CORPORATION
Financial Measures
In evaluating our financial condition and operating performance, we focus primarily on earnings, cash flows and return on investment. In addition to maintaining and expanding our business with our existing customers in our more established markets, our expansion plans are focused on emerging markets. Asia, in particular, continues to present significant growth opportunities, as major global automotive manufacturers implement production expansion plans and local automotive manufacturers aggressively expand their operations to meet long-term demand in this region. We currently have thirteen joint ventures in China and several other joint ventures dedicated to serving Asian automotive manufacturers. In addition, we have aggressively pursued this strategy by selectively increasing our vertical integration capabilities and expanding our component manufacturing capacity in Mexico, Eastern Europe, Africa and Asia. Furthermore, we have expanded our low-cost engineering capabilities in China, India and the Philippines.
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
Restructuring
In 2005, we initiated a three-year restructuring strategy to (i) eliminate excess capacity and lower our operating costs, (ii) streamline our organizational structure and reposition our business for improved long-term profitability and (iii) better align our manufacturing footprint with the changing needs of our customers. In light of industry conditions and customer announcements, we expanded this strategy, and through the end of 2009, we incurred pretax restructuring costs of approximately $672 million, related manufacturing inefficiency charges of approximately $68 million, have closed 35 manufacturing and 10 administrative facilities and located more than 50% of our total facilities and 75% of our total employment in 20 low-cost countries.
In the first nine months of 2010, we incurred additional restructuring costs of approximately $50 million and related manufacturing inefficiency charges of approximately $3 million, as we continued to restructure our global operations and aggressively reduce our costs. We expect accelerated restructuring actions and related investments to continue over the next year and to curtail thereafter.
Financing Transactions
On March 26, 2010, we issued $350 million in aggregate principal amount at maturity of unsecured senior notes due 2018 with a coupon rate of 7.875% and a yield to maturity of 8.00% and $350 million in aggregate principal amount at maturity of unsecured senior notes due 2020 with a coupon rate of 8.125% and a yield to maturity of 8.25%. The net proceeds from the issuance of the notes, together with existing cash on hand, were used to repay in full an aggregate amount of $925 million of term loans provided under our first and second lien credit agreements. In connection with these transactions, we recognized a loss on the extinguishment of debt of approximately $12 million, resulting from the write-off of unamortized debt issuance costs. For further information, see Note 6, “Long-Term Debt,” to the accompanying condensed consolidated financial statements included in this Report.
Other Matters
On November 9, 2009, Lear and certain of its U.S. and Canadian subsidiaries emerged from bankruptcy proceedings under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”). In the three and nine months ended October 3, 2009, we incurred $39 million of fees and expenses related to our reorganization under Chapter 11. In addition, in the three and nine months ended October 3, 2009, we incurred $3 million and $24 million of fees and expenses related to our capital restructuring efforts prior to filing for bankruptcy protection under Chapter 11. In the three and nine months ended October 3, 2009, we recognized impairment charges of $15 million and $42 million, respectively, related to our investments in equity affiliates, as well as a loss of $10 million related to a transaction with an affiliate.
In the three months ended October 2, 2010, we recognized tax benefits of $2 million related to restructuring and the reduction of a valuation allowance in a foreign subsidiary. In the nine months ended October 2, 2010, we recognized tax benefits of $33 million related to reductions in recorded tax reserves, as well as net tax benefits of $3 million related to restructuring, the reduction of a valuation allowance in a foreign subsidiary and various other items. In the three and nine months ended October 3, 2009, we recognized tax expense of $4 million and tax benefits of $14 million, respectively, related to changes in recorded tax reserves, as well as tax benefits of $3 million and tax expense of $7 million, respectively, related to changes in valuation allowances in certain foreign subsidiaries.

LEAR CORPORATION
As discussed above, our results for the three and nine months ended October 2, 2010 and October 3, 2009, reflect the following items (in millions):

	Three months ended		Nine months ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Costs related to restructuring actions, including manufacturing inefficiencies of $1 million and $3 million in the three and nine months ended October 2, 2010, respectively, and $5 million and $15 million in the three and nine months ended October 3, 2009, respectively	$27	$(33)	$53	$101
Reorganization items, net	—	39	—	39
Fees and expenses related to capital restructuring and other related matters	4	3	10	24
Impairment of investments in affiliate	—	15	—	42
Loss on transaction with an affiliate	—	10	—	10
Tax (benefits) expense, net	(2)	1	(36)	(7)
For further information regarding these items, see “— Restructuring” and Note 1, “Basis of Presentation,” Note 2, “Restructuring Activities,” Note 4, “Long-Term Assets,” and Note 10, “Income Taxes,” to the condensed consolidated financial statements included in this Report.
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
RESULTS OF OPERATIONS
As a result of our emergence from Chapter 11 bankruptcy proceedings and the required adoption of fresh-start accounting, Lear is considered a new entity for financial reporting purposes. Accordingly, our financial statements for the first nine months of 2010 are designated “Successor” and our financial statements for the first nine months of 2009 are designated “Predecessor.” The effects of adopting fresh-start accounting did not have a material impact on the comparability of our results of operations between the periods, except as discussed below.

LEAR CORPORATION
A summary of our operating results as a percentage of net sales is shown below (dollar amounts in millions):

	Three Months Ended				Nine Months Ended
	Successor		Predecessor		Successor		Predecessor
	October 2,		October 3,		October 2,		October 3,
	2010		2009		2010		2009
Net sales
Seating	$2,208.7	78.3%	$2,039.2	80.0%	$6,929.7	78.8%	$5,639.2	80.6%
Electrical power management systems	611.6	21.7	508.7	20.0	1,868.4	21.2	1,358.0	19.4

Net sales	2,820.3	100.0	2,547.9	100.0	8,798.1	100.0	6,997.2	100.0

Gross profit	235.8	8.4	234.6	9.2	783.4	8.9	195.8	2.8
Selling, general and administrative expenses	110.0	3.9	97.9	3.8	350.7	4.0	331.1	4.7
Amortization of intangible assets	7.0	0.3	1.3	0.1	20.3	0.2	3.6	—
Interest expense	11.9	0.4	21.5	0.8	44.2	0.5	140.2	2.0
Other expense, net	3.0	0.1	25.9	1.0	1.5	—	44.4	0.6
Reorganization items, net	—	—	38.6	1.5	—	—	38.6	0.6
Provision for income taxes	5.4	0.2	19.1	0.8	29.1	0.3	38.8	0.6
Net income attributable to noncontrolling interests	3.2	0.1	5.7	0.2	16.4	0.2	12.9	0.2

Net income (loss) attributable to Lear	$95.3	3.4%	$24.6	1.0%	$321.2	3.7%	$(413.8)	(5.9)%

Three Months Ended October 2, 2010 vs. Three Months Ended October 3, 2009
Net sales in the third quarter of 2010 were $2.8 billion, as compared to $2.5 billion in the third quarter of 2009, an increase of $272 million or 10.7%. Improved global vehicle production volumes positively impacted net sales by $235 million. The impact of new business was largely offset by unfavorable exchange rate fluctuations.
Gross profit and gross margin were $236 million and 8.4% in the quarter ended October 2, 2010, as compared to $235 million and 9.2% in the quarter ended October 3, 2009. Gross profit includes operational restructuring costs of $25 million in the third quarter of 2010, as compared to a credit of $30 million in the third quarter of 2009. Excluding the impact of operational restructuring costs, gross profit increased by $56 million. Improved global vehicle production volumes, favorable operating performance and the benefit of operational restructuring actions positively impacted gross profit by $104 million collectively. Gross profit also benefited from the impact of new business. These increases were partially offset by the impact of selling price reductions.
Selling, general and administrative expenses, including engineering and development expenses, were $110 million in the three months ended October 2, 2010, as compared to $98 million in the three months ended October 3, 2009. As a percentage of net sales, selling, general and administrative expenses was 3.9% in the third quarter of 2010, as compared to 3.8% in the third quarter of 2009. The increase in selling, general and administrative expenses was primarily due to an increase in engineering and development costs, and to a lesser extent compensation-related costs, in the third quarter of 2010.
Amortization of intangible assets was $7 million in the third quarter of 2010, as compared to $1 million in the third quarter of 2009, as a result of intangible assets recognized in connection with the adoption of fresh-start accounting in 2009.
Interest expense was $12 million in the third quarter of 2010, as compared to $22 million in the third quarter of 2009. Interest expense in the third quarter of 2010 reflects lower interest rates and fees on our senior notes as compared to our debtor-in-possession financing, partially offset by higher borrowings on our senior notes as compared to our debtor-in-possession financing. Interest expense in the third quarter of 2009 properly excludes $50 million of contractual interest for certain of our pre-petition debt obligations subsequent to filing for bankruptcy protection under Chapter 11, in accordance with accounting principles generally accepted in the United States (“GAAP”).
Other expense, which includes non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with our factoring facilities, gains and losses related to certain derivative instruments and hedging activities, equity in net income of affiliates, gains and losses on the sales of assets and other miscellaneous income and expense, was $3 million in the third quarter of 2010, as compared to $26 million in the third quarter of 2009. The improvement in other expense between periods was primarily due

LEAR CORPORATION
to an impairment charge of $15 million related to our investment in an equity affiliate and a loss of $10 million related to a transaction with an affiliate in the third quarter of 2009.
In the third quarter of 2009, we recognized charges of $39 million for reorganization items as a result of our filing for bankruptcy protection under Chapter 11. These charges were primarily related to professional fees and management and employee incentive plans.
The provision for income taxes was $5 million for the third quarter of 2010, representing an effective tax rate of 5.2% on pretax income of $104 million, as compared to $19 million for the third quarter of 2009, representing an effective tax rate of 38.7% on pretax income of $49 million. In the third quarter of 2010, the provision for income taxes was impacted by the mix of earnings among tax jurisdictions, as well as a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In addition, we recognized tax benefits of $2 million related to restructuring and the reduction of a valuation allowance in a foreign subsidiary. In the third quarter of 2009, the provision for income taxes primarily relates to profitable foreign operations, as well as withholding taxes on royalties and dividends paid by our foreign subsidiaries. In addition, we incurred losses in several countries that provided no tax benefits due to valuation allowances on our deferred tax assets in those countries. The provision was also impacted by a portion of our restructuring charges and reorganization items, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Additionally, the provision was impacted by tax expense of $4 million, including interest, related to increases in recorded tax reserves and tax benefits of $3 million related to the release of a valuation allowance in a certain foreign subsidiary. Excluding these items, the effective tax rate in the third quarters of 2010 and 2009 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items.
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
Net income attributable to Lear in the third quarter of 2010 was $95 million, or $1.76 per diluted share, as compared to $25 million, or $0.32 per diluted share, in the third quarter of 2009, for the reasons described above.
Reportable Operating Segments
We have two reportable operating segments: seating, which includes seat systems and related components, and electrical power management systems, which includes wiring, connectors, junction boxes and various other components of traditional electrical distribution systems, as well as emerging high-power and hybrid electrical systems. The financial information presented below is for our two reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s pretax income (loss) before interest, other expense and reorganization items (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under GAAP. Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income attributable to Lear, net cash provided by (used in) operating activities or other statement of operations or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income before provision for income taxes, see Note 15, “Segment Reporting,” to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION
Seating
A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Three months ended
	Successor	Predecessor
	October 2,	October 3,
	2010	2009
Net sales	$2,208.7	$2,039.2
Segment earnings (1)	139.8	198.8
Margin	6.3%	9.7%

(1)	See definition above.
Seating net sales were $2.2 billion in the third quarter of 2010, as compared to $2.0 billion in the third quarter of 2009, an increase of $170 million or 8.3%. Improved global vehicle production volumes positively impacted net sales by $178 million. Segment earnings, including restructuring costs, and the related margin on net sales were $140 million and 6.3% in the third quarter of 2010, as compared to $199 million and 9.7% in the third quarter of 2009. Segment earnings includes operational restructuring costs of $25 million in the third quarter of 2010, as compared to a credit of $54 million in the third quarter of 2009. Excluding the impact of operational restructuring costs, segment earnings increased by $20 million as a result of improved global vehicle production volumes, the benefit of our restructuring and other operating performance actions and the impact of new business. These increases were partially offset by the impact of selling price reductions.
Electrical Power Management Systems
A summary of financial measures for our electrical power management systems segment is shown below (dollar amounts in millions):

	Three months ended
	Successor	Predecessor
	October 2,	October 3,
	2010	2009
Net sales	$611.6	$508.7
Segment earnings (1)	24.3	(20.7)
Margin	4.0%	(4.1)%

(1)	See definition above.
Electrical power management systems net sales were $612 million in the third quarter of 2010, as compared to $509 million in the third quarter of 2009, an increase of $103 million or 20.2%. The impact of new business and improved global vehicle production volumes positively impacted net sales by $60 million and $57 million, respectively. These increases were partially offset by the unfavorable impact of net foreign exchange rate fluctuations of $25 million. Segment earnings, including restructuring costs, and the related margin on net sales were $24 million and 4.0% in the third quarter of 2010, as compared to ($21) million and negative 4.1% in the third quarter of 2009. Segment earnings includes operational restructuring costs of $1 million in the third quarter of 2010, as compared to $23 million in the third quarter of 2009. Improved global vehicle production volumes, the benefit of our restructuring and other operating performance actions and the impact of new business positively impacted segment earnings. These increases were partially offset by the impact of selling price reductions.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

	Three months ended
	Successor	Predecessor
	October 2,	October 3,
	2010	2009
Net sales	$—	$—
Segment earnings (1)	(45.3)	(42.7)
Margin	N/A	N/A

(1)	See definition above.

LEAR CORPORATION
Our other category includes unallocated corporate and geographic headquarters costs, as well as the elimination of intercompany activity. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Segment earnings related to our other category were ($45) million in the third quarter of 2010, as compared to ($43) million in the third quarter of 2009.
Nine Months Ended October 2, 2010 vs. Nine Months Ended October 3, 2009
Net sales in the first nine months of 2010 were $8.8 billion, as compared to $7.0 billion in the first nine months of 2009, an increase of $1.8 billion or 25.7%. Improved global vehicle production volumes positively impacted net sales by $1.6 billion.
Gross profit and gross margin were $783 million and 8.9% in the nine months ended October 2, 2010, as compared to $196 million and 2.8% in the nine months ended October 3, 2009. Improved global vehicle production volumes, as well as favorable operating performance and the benefit of operational restructuring actions, positively impacted gross profit by $665 million collectively. Gross profit also benefited from the impact of new business. These increases were partially offset by the impact of selling price reductions. In addition, gross profit includes operational restructuring costs of $47 million in the first nine months of 2010, as compared to $95 million in the first nine months of 2009.
Selling, general and administrative expenses, including engineering and development expenses, were $351 million in the first nine months of 2010, as compared to $331 million in the first nine months of 2009. The increase in selling, general and administrative expenses was primarily due to an increase in compensation-related costs, partially offset by fees and expenses related to our capital restructuring incurred in 2009. As a percentage of net sales, selling, general and administrative expenses declined to 4.0% in the first nine months of 2010, as compared to 4.7% in the first nine months of 2009, as the increase in net sales more than offset the increase in selling, general and administrative expenses.
Amortization of intangible assets was $20 million in the first nine months of 2010, as compared to $4 million in the first nine months of 2009, as a result of intangible assets recognized in connection with the adoption of fresh-start accounting in 2009.
Interest expense was $44 million in the nine months ended October 2, 2010, as compared to $140 million in the nine months ended October 3, 2009. Interest expense in the first nine months of 2010 reflects lower borrowing levels. Interest expense in the first nine months of 2009 properly excludes $50 million of contractual interest for certain of our pre-petition debt obligations subsequent to filing for bankruptcy protection under Chapter 11, in accordance with GAAP. The benefit of this exclusion was partially offset by interest and fees associated with our debtor-in-possession financing, as well as fees associated with our pre-petition primary credit facility amendments and waivers.
Other expense, which includes non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with our factoring facilities, gains and losses related to certain derivative instruments and hedging activities, equity in net income of affiliates, gains and losses on the sales of assets and other miscellaneous income and expense, was $2 million in the first nine months of 2010, as compared to $44 million in the first nine months of 2009. In 2010, we recognized a loss on the extinguishment of debt of $12 million, resulting from the write-off of unamortized debt issuance costs in the first quarter of 2010. In 2009, we recognized impairment charges of $42 million related to our investments in equity affiliates and a loss of $10 million related to a transaction with an affiliate.
The provision for income taxes was $29 million for the first nine months of 2010, representing an effective tax rate of 7.9% on pretax income of $367 million, as compared to $39 million for the first nine months of 2009, representing an effective tax rate of negative 10.7% on a pretax loss of $362 million. In the first nine months of 2010, the provision for income taxes was impacted by the mix of earnings among tax jurisdictions, as well as a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Additionally, the provision was impacted by tax benefits of $33 million, including interest and penalties, related to reductions in recorded tax reserves, as well as net tax benefits of $3 million related to restructuring, the reduction of a valuation allowance in a foreign subsidiary and various other items. In the first nine months of 2009, the provision for income taxes primarily relates to profitable foreign operations, as well as withholding taxes on royalties and dividends paid by our foreign subsidiaries. In addition, we incurred losses in several countries that provided no tax benefits due to valuation allowances on our deferred tax assets in those countries. The provision was also impacted by a portion of our restructuring charges and reorganization items, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Additionally, the provision was impacted by tax benefits of $14 million, including interest, related to reductions in recorded tax reserves and tax expense of $7 million related to the establishment of valuation allowances in certain foreign subsidiaries. Excluding these items, the effective tax rate in the first nine months of 2010 and

LEAR CORPORATION
2009 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items.
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
Net income (loss) attributable to Lear in the first nine months of 2010 was $321 million, or $5.94 per diluted share, as compared to ($414) million, or ($5.34) per diluted share, in the first nine months of 2009, for the reasons described above.
Reportable Operating Segments
See “— Three Months Ended October 2, 2010 vs. Three Months Ended October 3, 2009 — Reportable Operating Segments,” above for a description of our reportable operating segments and segment earnings. For a reconciliation of consolidated segment earnings to consolidated income (loss) before provision for income taxes, see Note 15, “Segment Reporting,” to the condensed consolidated financial statements included in this Report.
Seating
A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Nine months ended
	Successor	Predecessor
	October 2,	October 3,
	2010	2009
Net sales	$6,929.7	$5,639.2
Segment earnings (1)	496.7	132.6
Margin	7.2%	2.4%

(1)	See definition above.
Seating net sales were $6.9 billion in the first nine months of 2010, as compared to $5.6 billion in the first nine months of 2009, an increase of $1.3 billion or 22.9%. Improved global vehicle production volumes positively impacted net sales by $1.3 billion. Segment earnings, including restructuring costs, and the related margin on net sales were $497 million and 7.2% in the first nine months of 2010, as compared to $133 million and 2.4% in the first nine months of 2009. Improved global vehicle production volumes and the benefit of our restructuring and other operating performance actions positively impacted segment earnings. These increases were partially offset by the impact of selling price reductions. In addition, in the first nine months of 2010, we incurred costs related to our operational restructuring actions of $35 million, as compared to $53 million in the first nine months of 2009.
Electrical Power Management Systems
A summary of financial measures for our electrical power management systems segment is shown below (dollar amounts in millions):

	Nine months ended
	Successor	Predecessor
	October 2,	October 3,
	2010	2009
Net sales	$1,868.4	$1,358.0
Segment earnings (1)	73.4	(134.0)
Margin	3.9%	(9.9)%

(1)	See definition above.
Electrical power management systems net sales were $1.9 billion in the first nine months of 2010, as compared to $1.4 billion in the first nine months of 2009, an increase of $510 million or 37.6%. Improved global vehicle production volumes and the impact of new business positively impacted net sales by $302 million and $222 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $73 million and 3.9% in the first nine months of 2010, as compared to ($134) million and negative 9.9% in the first nine months of 2009. Improved global vehicle production volumes, the benefit of our restructuring and other operating performance actions and the impact of new business positively impacted segment earnings. These increases were

LEAR CORPORATION
partially offset by the impact of selling price reductions. In addition, in the first nine months of 2010, we incurred costs related to our operational restructuring actions of $17 million, as compared to $49 million in the first nine months of 2009.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

	Nine months ended
	Successor	Predecessor
	October 2,	October 3,
	2010	2009
Net sales	$—	$—
Segment earnings (1)	(157.7)	(137.5)
Margin	N/A	N/A

(1)	See definition above.
Our other category includes unallocated corporate and geographic headquarters costs, as well as the elimination of intercompany activity. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Segment earnings related to our other category were ($158) million in the first nine months of 2010, as compared to ($138) million in the first nine months of 2009, primarily due to an increase in compensation-related costs in 2010. In addition, we incurred fees and expenses of $24 million related to our capital restructuring in 2009.
RESTRUCTURING
In 2005, we initiated a three-year restructuring strategy to (i) eliminate excess capacity and lower our operating costs, (ii) streamline our organizational structure and reposition our business for improved long-term profitability and (iii) better align our manufacturing footprint with the changing needs of our customers. In light of industry conditions and customer announcements, we expanded this strategy, and through the end of 2009, we incurred pretax restructuring costs of approximately $672 million, related manufacturing inefficiency charges of approximately $68 million, have closed 35 manufacturing and 10 administrative facilities and located more than 50% of our total facilities and 75% of our total employment in 20 low-cost countries.
In the first nine months of 2010, we continued to restructure our global operations and to aggressively reduce our costs. We expect accelerated restructuring actions and related investments to continue over the next year and to curtail thereafter.
Restructuring costs include employee termination benefits, fixed asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. These incremental costs principally include equipment and personnel relocation costs. We also incur incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs are recognized in our consolidated financial statements in accordance with GAAP. Generally, charges are recorded as restructuring actions are approved and/or implemented. Actual costs recorded in our consolidated financial statements may vary from current estimates.
In the first nine months of 2010, we recorded restructuring and related manufacturing inefficiency charges of $53 million in connection with our restructuring actions. These charges consist of $47 million recorded as cost of sales and $6 million recorded as selling, general and administrative expenses. Cash expenditures related to our restructuring actions totaled $74 million in the first nine months of 2010. The 2010 charges consist of employee termination benefits of $40 million, asset impairment charges of $4 million and contract termination costs of $3 million, as well as other related costs of $3 million. We also estimate that we incurred approximately $3 million in manufacturing inefficiency costs during this period as a result of the restructuring. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $4 million in excess of related estimated fair values. Contract termination costs include pension benefit plan curtailment charges of $3 million.
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

LEAR CORPORATION
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
Cash Flow
Net cash provided by operating activities was $384 million in the first nine months of 2010, as compared to net cash used in operating activities of $243 million in the first nine months of 2009, an improvement of $627 million. Higher earnings in 2010, including the impact of depreciation and amortization, favorably impacted cash flows from operating activities by $714 million. The net change in sold accounts receivable, which reflects the termination of our European accounts receivable factoring facility in 2009, benefited operating cash flow between periods by $139 million. This benefit was partially offset by the net change in working capital and the net change in recoverable customer engineering, development and tooling, which resulted in a decrease in operating cash flow between periods of $89 million and $15 million, respectively. In the first nine months of 2010, increases in accounts receivable and accounts payable resulted in a use of cash of $442 million and a source of cash of $315 million, respectively, primarily reflecting the impact of increased production volumes.
Net cash used in investing activities was $113 million in the first nine months of 2010, as compared to $40 million in the first nine months of 2009, reflecting an increase in capital expenditures of $53 million between periods. Capital expenditures in 2010 are estimated at approximately $195 million.
Net cash used in financing activities was $308 million in the first nine months of 2010, as compared to net cash provided by financing activities of $416 million in the first nine months of 2009. In 2010, the repayment of $925 million of term loans and $43 million of other debt outstanding was largely offset by $680 million of net proceeds related to the issuance of the Notes. In 2009, borrowings under our debtor-in-possession credit facility were partially offset by the payment of financing fees related to our pre-petition primary credit facility amendments and waivers and debtor-in-possession agreement. For further information regarding our 2010 financing transactions, see “— Executive Overview,” above and “— Capitalization,” below.
Capitalization
In addition to cash provided by operating activities, we utilize uncommitted credit facilities to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries. We utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. For the nine months ended October 2, 2010 and October 3, 2009, our average outstanding short-term debt balance, excluding obligations subject to compromise in connection with our filing for bankruptcy protection under Chapter 11, as of the end of each fiscal quarter, was $27 million and $38 million, respectively. The weighted average short-term interest rate on our short-term debt balances, excluding rates under our prior year primary credit facility and senior notes, was 2.4% and 4.0% for the respective periods. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors.
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
Interest is payable on the Notes on March 15 and September 15 of each year, beginning September 15, 2010. The 2018 Notes mature on March 15, 2018, and the 2020 Notes mature on March 15, 2020. As of October 2, 2010, we had $695 million of senior notes outstanding. There are no additional scheduled cash interest payments on the Notes in the last three months of 2010. As of October 2, 2010, we were in compliance with all covenants under the indenture governing the Notes.
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

LEAR CORPORATION
supplemented) governing the Notes, which has been incorporated by reference as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.
First and Second Lien Credit Agreements
In connection with our emergence from Chapter 11 bankruptcy proceedings, we entered into a first lien credit agreement and a second lien credit agreement in the fourth quarter of 2009. The first lien credit agreement provided for the issuance of $375 million of term loans, and the second lien credit agreement provided for the issuance of $550 million of term loans. As described above, in March 2010, we repaid in full amounts outstanding under the first and second lien credit agreements.
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
As of October 2, 2010, there were no borrowings outstanding under the Revolving Credit Facility, and we were in compliance with all covenants set forth in the agreement governing the Revolving Credit Facility.
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
Also on March 19, 2010, we amended the first lien credit agreement to facilitate the issuance of the Notes and the repayment of amounts outstanding under the second lien credit agreement. The amendment also provides for the repurchase of certain amounts of the Notes and for a limited amount of cash dividend payments or repurchases of our common stock, when certain terms and conditions are met.
Contractual Obligations
As a result of the financing transactions discussed above in “— Senior Notes,” and “— First and Second Lien Credit Agreements,” our scheduled maturities of long-term debt, including capital lease obligations, and scheduled interest payments on the Notes as of October 2, 2010, are shown below (in millions):

	2010	2011	2012	2013	2014	Thereafter	Total

Long-term debt maturities	$—	$—	$—	$—	$—	$694.8	$694.8
Scheduled interest payments	—	56.0	56.0	56.0	56.0	252.9	476.9

Total	$—	$56.0	$56.0	$56.0	$56.0	$947.7	$1,171.7

Off-Balance Sheet Arrangements
Guarantees and Commitments
We guarantee certain of the debt of one of our unconsolidated affiliates. As of October 2, 2010, the aggregate amount of debt guaranteed was approximately $3 million.
Adequacy of Liquidity Sources
As of October 2, 2010, we had approximately $1.5 billion of cash and cash equivalents on hand, which we believe will enable us to meet our liquidity needs to satisfy ordinary course business obligations. However, our ability to continue to meet such liquidity needs is subject to, and will be affected by, cash flows from operations, including the impact of restructuring activities, challenging automotive industry conditions, the financial condition of our customers and suppliers and other related factors. Additionally, as discussed in “— Executive Overview” above, another economic downturn or reduction in production levels could negatively impact our financial condition. Furthermore, our future financial results will be affected by cash flows from operations, including the impact of restructuring activities, and will also be subject to certain factors outside of our control, including those described above in this paragraph. See “— Executive Overview” above, “— Forward-Looking Statements” below and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended April 3, 2010, for further discussion of the risks and uncertainties affecting our cash flows from operations, borrowing availability and overall liquidity.

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
Our most significant foreign currency transactional exposures relate to the Mexican peso and various European currencies. We have performed a quantitative analysis of our overall currency rate exposure as of October 2, 2010. The potential earnings benefit related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies for a twelve-month period is approximately $17 million. The potential adverse earnings impact related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies for a twelve-month period is approximately $18 million.
As of October 2, 2010, foreign exchange contracts representing $119 million of notional amount were outstanding with maturities of less than three months. As of October 2, 2010, the fair value of these contracts was approximately $4 million. A 10% change in the value of the U.S. dollar relative to all other currencies would result in a $4 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies would result in a $4 million change in the aggregate fair value of these contracts.
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
Interest Rates
Historically, we have used interest rate swap and other derivative contracts to manage our exposure to variable interest rates on outstanding variable rate debt instruments indexed to United States or European Monetary Union short-term money market rates. As of October 2, 2010, and December 31, 2009, there were no interest rate contracts outstanding. The Company will continue to evaluate, and may use derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage its exposures to fluctuations in interest rates in the future.
Commodity Prices
We have commodity price risk with respect to purchases of certain raw materials, including steel, leather, resins, chemicals, copper and diesel fuel. Our main cost exposures relate to steel and copper. The majority of our steel purchases is comprised of components that are integrated into a seat system, such as seat frames, mechanisms and mechanical components. Therefore, our exposure to steel prices is primarily indirect, through these purchased components. Our copper wire contracts are generally subject to price index agreements. Raw material, energy and commodity costs have been extremely volatile over the past several years. In limited circumstances, we have used financial instruments to mitigate this risk.
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

LEAR CORPORATION
material costs could continue to have an adverse impact on our profitability,” in our Annual Report on Form 10-K for the year ended December 31, 2009.
Historically, we have used derivative instruments to reduce our exposure to fluctuations in certain commodity prices, including copper. As of October 2, 2010, and December 31, 2009, there were no commodity swap contracts outstanding. The Company will continue to evaluate and may use derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage its exposures to commodity prices in the future.
OTHER MATTERS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of October 2, 2010, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $21 million. In addition, as of October 2, 2010, we had recorded reserves for product liability claims and environmental matters of $40 million and $3 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ materially from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009. For a more complete description of our outstanding material legal proceedings, see Note 14, “Legal and Other Contingencies,” to the condensed consolidated financial statements included in this Report.
Significant Accounting Policies and Critical Accounting Estimates
Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates,” and Note 4, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first nine months of 2010.
Recently Issued Accounting Pronouncements
For discussion of the impact of recently issued accounting pronouncements on our financial statements, see Note 17, “Accounting Pronouncements,” to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION
Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions identify certain of these forward-looking statements. We also may provide forward-looking statements in oral statements or other written materials released to the public. All such forward-looking statements contained or incorporated in this Report or in any other public statements which address operating performance, events or developments that we expect or anticipate may occur in the future, including, without limitation, statements related to business opportunities, awarded sales contracts, sales backlog and ongoing commercial arrangements, or statements expressing views about future operating results, are forward-looking statements. Actual results may differ materially from any or all forward-looking statements made by us. Important factors, risks and uncertainties that may cause actual results to differ materially from anticipated results include, but are not limited to:
•	general economic conditions in the markets in which we operate, including changes in interest rates or currency exchange rates;

•	the financial condition and restructuring actions of our customers and suppliers;

•	changes in actual industry vehicle production levels from our current estimates;

•	fluctuations in the production of vehicles or the loss of business with respect to a vehicle model for which we are a significant supplier;

•	disruptions in the relationships with our suppliers;

•	labor disputes involving us or our significant customers or suppliers or that otherwise affect us;

•	the outcome of customer negotiations;

•	the impact and timing of program launch costs;

•	the costs, timing and success of restructuring actions;

•	increases in our warranty, product liability or recall costs;

•	risks associated with conducting business in foreign countries;

•	competitive conditions impacting our key customers and suppliers;

•	the cost and availability of raw materials and energy;

•	our ability to mitigate increases in raw material, energy and commodity costs;

•	the outcome of legal or regulatory proceedings to which we are or may become a party;

•	the impact of pending legislation and regulations or changes in existing federal, state, local or foreign laws or regulations;

•	unanticipated changes in cash flow, including our ability to align our vendor payment terms with those of our customers;

•	our ability to access capital markets on commercially reasonable terms;

•	impairment charges initiated by adverse industry or market developments;

•	our anticipated future performance, including, without limitation, our ability to maintain or increase revenue and gross margins, control future operating expenses and make necessary capital expenditures; and

•	other risks, described in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended April 3, 2010, and from time to time in our other Securities and Exchange Commission filings.
The forward-looking statements in this Report are made as of the date hereof, and we do not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date hereof.

LEAR CORPORATION
ITEM 4 — CONTROLS AND PROCEDURES
(a)	Disclosure Controls and Procedures
The Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and President along with the Company’s Senior Vice President and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Based on the evaluation described above, the Company’s Chief Executive Officer and President along with the Company’s Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of the end of the period covered by this Report.

(b)	Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended October 2, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
LEAR CORPORATION

Dated: October 28, 2010	By:	/s/ Robert E. Rossiter
Robert E. Rossiter
Chief Executive Officer and President

	By:	/s/ Matthew J. Simoncini
Matthew J. Simoncini
Senior Vice President and Chief Financial Officer

LEAR CORPORATION
Index to Exhibits

Exhibit
Number	Exhibit
** 10.1*	Non-Executive Chairman Compensation.

** 31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

** 31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

** 32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement.

**	Filed herewith.