Form 10-K
period 2010-12-31
LEAR CORP
filed 2011-02-10
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010.
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of July 3, 2010, the aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant was $3,072,697,530. The closing price of the common stock on July 3, 2010, as reported on the New York Stock Exchange, was $63.98 per share.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑      No ☐

As of February 4, 2011, the number of shares outstanding of the registrant’s common stock was 52,605,002 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held in May 2011, as described in the Cross-Reference Sheet and Table of Contents included herewith, are incorporated by reference into Part III of this Report.

LEAR CORPORATION AND SUBSIDIARIES

CROSS REFERENCE SHEET AND TABLE OF CONTENTS

(1)	Certain information is incorporated by reference, as indicated below, to the registrant’s Notice of Annual Meeting of Stockholders and Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Stockholders to be held in May 2011 (the “Proxy Statement”).

(2)	A portion of the information required is incorporated by reference to the Proxy Statement sections entitled “Election of Directors” and “Directors and Corporate Governance.”

(3)	Incorporated by reference to the Proxy Statement sections entitled “Directors and Corporate Governance — Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

(4)	A portion of the information required is incorporated by reference to the Proxy Statement section entitled “Security Ownership of Certain Beneficial Owners, Directors and Management.”

(5)	Incorporated by reference to the Proxy Statement sections entitled “Certain Relationships and Related-Party Transactions” and “Directors and Corporate Governance — Independence of Directors.”

(6)	Incorporated by reference to the Proxy Statement section entitled “Fees of Independent Accountants.”

PART I

ITEM 1 — BUSINESS

In this Report, when we use the terms the “Company,” “Lear,” “we,” “us” and “our,” unless otherwise indicated or the context otherwise requires, we are referring to Lear Corporation and its consolidated subsidiaries. A substantial portion of the Company’s operations are conducted through subsidiaries controlled by Lear Corporation. The Company is also a party to various joint venture arrangements. Certain disclosures included in this Report constitute forward-looking statements that are subject to risks and uncertainties. See Item 1A, “Risk Factors,” and Part II — Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements.”

BUSINESS OF THE COMPANY

General

Lear Corporation is a leading tier 1 supplier to the global automotive industry. Our business spans all major automotive markets, and we supply our products to virtually every major automotive manufacturer in the world. With a manufacturing, engineering and administrative footprint spanning 34 countries and 200 locations, we are continuing to expand into emerging markets as opportunities develop.

We conduct our business in two operating segments: Seating and Electrical Power Management Systems (“EPMS”). The seating segment includes seat systems and related components, such as seat frames, recliner mechanisms, seat tracks, seat trim covers, headrests and seat foam. The EPMS segment includes electrical distribution systems for traditional powertrain vehicles, as well as a new generation of hybrid and electric vehicles. Key components that allow us to route electrical signals and manage electrical power within a vehicle include: wiring harnesses, terminals and connectors, junction boxes, electronic control modules and wireless remote control devices, such as key fobs.

In recent years, we have implemented a number of strategic actions to better position our business to deliver superior long-term shareholder value while maintaining a strong and flexible balance sheet. We are focused on growing and improving the competitiveness of our two core businesses: Seating and EPMS. As a result, we have divested our interiors business and reduced capital spending in products determined to be non-core. These strategic actions allowed our global business units to better leverage their scale and low-cost capabilities to improve overall operating efficiency and align our product offerings with the increasing customer trend toward global platforms.

We believe that the initiatives implemented over the last few years will continue to add value for our stakeholders. Specific elements of the strategy to date have been:

•	Focus on Core Capabilities, Selective Vertical Integration and Investments in Technology

•	Leverage Global Presence/Scale and Expand Low-Cost Footprint

•	Enhance and Diversify Strong Customer Relationships, Primarily through Operating Performance

We believe that it is important to have capabilities that are aligned with our major customers’ global product strategy and to leverage our expanding design, engineering and manufacturing footprint in low-cost regions. We are one of the few suppliers in each of our product segments that are able to serve customers with design, development, engineering, integration and production capabilities in all automotive-producing regions of the world and in every major market, including North America, South America, Europe and Asia. We currently support our global operations with more than 100 manufacturing and engineering facilities located in 20 low-cost countries including China, India, Mexico, Morocco, the Philippines, Russia, Thailand and Vietnam. Our expansion plans are focused on emerging markets. Asia, in particular, continues to present significant growth opportunities, as major global automotive manufacturers implement production expansion plans and local automotive manufacturers aggressively expand their operations to meet expected growth in long-term demand in this region. Our expansion in Asia has been accomplished through wholly owned subsidiaries, as well as a series of joint ventures with our customers and/or local suppliers. As of December 31, 2010, we had 19 joint ventures located throughout Asia, as well as five in

North America, three in Europe and Africa and one with operations in all three regions. In addition to helping us grow our business in new markets, these joint ventures have helped us to expand our product offerings and broaden our customer base.

Key trends affecting our business include:

•	Sustained recovery in mature markets, particularly North America, which is expected to continue based on recent industry sales rates below historical market replacement rates;

•	Continued growth in emerging markets;

•	Globalization of the automotive industry, including automotive manufacturers’ increasing utilization of global vehicle platforms;

•	Growth in the compact car segment, with 75% of projected growth in industry production over the next five years coming from these vehicles, reflecting increasing fuel economy and affordability concerns;

•	Increasing demand for more features and functionality in vehicles, driving an increase in traditional electrical distribution systems; and

•	Emergence of alternative powertrains, including electric, hybrid-electric and other technologies, driving growth in high-power electrical systems and components.

We believe that our strong market presence will allow us to capitalize on mature market recoveries, while our global engineering and manufacturing capabilities will provide customers with options to support global vehicle platforms.

As a part of our focus on investing in technology, we have developed independent brand and marketing strategies for our product segments and focused our efforts in three principal areas: (i) where we have a competitive advantage, such as our flexible seat architectures, our industry-leading ProTec® products, including our self-aligning head restraints, and our leading electrical technology, including our solid state junction boxes, (ii) where we perceive that there is a significant market opportunity, such as electrical products for the hybrid and electric vehicle market, and (iii) where we can enhance the next generation of more fuel efficient and environmentally friendly vehicles, such as our lightweight, low-mass alternative materials and products, including SoyFoamtm and Dynamic Environmental Comfort Systemtm.

History

Lear was founded in Detroit in 1917 as American Metal Products, a manufacturer of seating assemblies and other components for the automotive and aircraft industries. Through a management-led buyout in 1988, Lear Corporation established itself as a privately-held seat assembly operation for the North American automobile market with annual sales of approximately $900 million. We completed an initial public offering in 1994 and developed into a global supplier through organic growth and a series of acquisitions.

In 2005, we initiated a multi-year operational restructuring strategy to (i) eliminate excess capacity and lower our operating costs, (ii) streamline our organizational structure and reposition our business for improved long-term profitability and (iii) better align our manufacturing footprint with the changing needs of our customers. In light of industry conditions and customer announcements, we expanded this strategy, and through the end of 2010, we incurred pretax costs of $809 million, including related manufacturing inefficiency charges of $73 million, in connection with these activities. This resulted in the closure of 44 manufacturing and 11 administrative facilities and a current footprint with more than 80% of our component facilities and more than 90% of our related employment in 20 low-cost countries. Our just-in-time (“JIT”) facilities are necessarily located near our customers’ assembly plants. We expect elevated restructuring actions and related investments to continue in 2011 and to curtail thereafter. For further information, see Note 5, “Restructuring,” to the consolidated financial statements included in this Report.

Global industry production levels increased from 53.4 million units in 1999 to 68.7 million units in 2007. Since that time, the global automotive industry has undergone major restructuring and consolidation in response to overcapacity, uncompetitive labor agreements, narrow profit margins, excess debt and the necessary realignment of resources from mature markets to emerging markets. In 2008 and continuing into 2009, the global economic downturn and associated decline in automotive production (particularly in North America and Europe) represented a ‘turning point’ for the industry. This included bankruptcy filings for Chrysler on April 30, 2009 and General Motors on June 1, 2009. While Lear’s total restructuring efforts from 2005 through 2009 resulted in a cumulative improvement of approximately $400 million in our annual on-going operating costs, it did not offset the financial impact of unprecedented volume reductions in our mature markets in 2009.

During this recent downturn, industry production in North America and Europe experienced the steepest peak-to-trough declines in history. In North America, industry production declined 50% — from a peak of 17.2 million units in 2000 to a trough of 8.6 million units in 2009. In Europe, industry production declined over 20% — from a peak of 20.2 million units in 2007 to a trough of 15.6 million units in 2009.

In 2009, following a comprehensive evaluation of our strategic and financial options, we concluded that voluntarily filing for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) was necessary in order to re-align our capital structure and position our business for long-term success. On July 7, 2009, Lear and certain of its U.S. and Canadian subsidiaries filed petitions for relief under Chapter 11 with the bankruptcy court. On November 9, 2009, our plan of reorganization became effective, and we emerged from Chapter 11 bankruptcy proceedings. For further information on the bankruptcy proceedings, see Note 2, “Reorganization under Chapter 11,” to the consolidated financial statements included in this Report. As a result of our financial restructuring, we finished 2009 with approximately $1.6 billion of cash and $972 million of total debt on our balance sheet, providing us with financial flexibility to invest in our business and execute our strategic objectives going forward.

In March 2010, we issued $350 million in aggregate principal amount at maturity of senior unsecured notes due 2018 with a coupon rate of 7.875% and a yield to maturity of 8.00% and $350 million in aggregate principal amount at maturity of senior unsecured notes due 2020 with a coupon rate of 8.125% and a yield to maturity of 8.25%. The net proceeds from the issuance of the notes, together with existing cash on hand, were used to repay in full an aggregate amount of $925 million of term loans provided under our first and second lien credit agreements.

Since our emergence from Chapter 11 bankruptcy proceedings, Lear’s corporate credit rating has continued to improve as judged by credit industry professionals.

2010 Developments

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer and fleet demand for automotive vehicles, and our level of content on specific vehicle platforms. In 2010, our average content per vehicle produced in North America and Europe was $340 and $285, respectively. In Asia, where we are pursuing a strategy of aggressive expansion of our sales and operations, we had net sales of $1.9 billion in 2010, as compared to $1.3 billion in 2009. Our sales are well diversified geographically. In 2010, approximately 42% of our sales were generated in Europe, 34% in North America, 16% in Asia and 8% in the rest of the world. General Motors, Ford and BMW are our three largest customers globally. In addition, Daimler, Fiat (excluding Chrysler), Hyundai, PSA, Renault-Nissan and VW each represented 3% or more of our 2010 net sales. We supply and have expertise in all vehicle segments of the automotive market. Our sales content tends to be higher on those vehicle platforms and segments which offer more features and functionality. The popularity of particular vehicle platforms and segments varies over time and by regional market. We expect to continue to win new business on vehicle platforms and segments in line with market trends. We believe that there are opportunities in the trends toward hybrid and electric vehicles and increasing consumer demand for additional features and functionality in vehicles.

Our customers typically award contracts several years before actual production is scheduled to start. Each year, the automotive manufacturers introduce new vehicles, update existing models and discontinue certain models and, recently, even complete brands. In this process, we may be selected as the supplier on a new model, we may continue as the supplier on an updated model or we may lose a new or updated model to a competitor. Our sales backlog reflects anticipated net sales from formally awarded new and open replacement programs, less lost and discontinued programs. We measure our sales backlog based on contracts to be executed in the next three years. This measure excludes sales at our non-consolidated joint ventures and does not reflect customer-imposed price reductions on newly awarded or existing programs. As of January 2010, our sales backlog was $1.4 billion, of which

$300 million related to programs starting in 2010. As of January 2011, our sales backlog is $2.2 billion, of which $900 million relates to programs starting in 2011. Our current sales backlog assumes volumes based on the independent industry projections of IHS Automotive as of October 15, 2010, and a Euro exchange rate $1.33 / Euro. This sales backlog is generally subject to a number of risks and uncertainties, including vehicle production volumes on new and replacement programs and foreign exchange rates, as well as the timing of production launches and changes in customer development plans. For additional information regarding risks that may affect our sales backlog, see Part II — Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements.”

Details on auto production in certain key regions for 2010 and 2009 are provided below. The year-over-year North American increase of 39% in 2010 is substantial; however, the 2010 volume of 11.9 million units remains significantly below the 15.0 million units produced as recently as 2007. The year-over-year European increase of 12% in 2010 reflects, in part, the subsidized new car purchase programs adopted by several countries in the European Union in 2009. Brazil, Russia, India and China continued to demonstrate strong volume increases. The largest country represented in the rest of world category is Japan, where we have a relatively small presence. Global vehicle production in 2010 of 71.5 million units exceeded the previous record of 68.7 million units in 2007. Actual results are impacted by the specific mix of products within each market.

	2010	2009	% Change
	(In thousands of units)

North America	11,908.9	8,558.2	39%
Europe	17,446.1	15,599.7	12
Brazil	3,155.5	2,924.4	8
Russia	1,285.6	657.9	95
India	3,161.7	2,403.5	32
China	14,506.7	11,121.3	30
Rest of world	20,083.8	16,149.0	24

Total	71,548.3	57,414.0	25%

Available Information on our Website

Our website address is http://www.lear.com. We make available on our website, free of charge, the periodic reports that we file with or furnish to the Securities and Exchange Commission (“SEC”), as well as all amendments to these reports, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. We also make available on our website or in printed form upon request, free of charge, our Corporate Governance Guidelines, Code of Business Conduct and Ethics (which includes specific provisions for our executive officers), charters for the standing committees of our Board of Directors and other information related to the Company. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Report.

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

Seating Segment

Lear is a recognized global leader in complete automotive seat systems, as well as in certain individual component parts. The seating segment consists of the design, manufacture, assembly and supply of vehicle seating requirements. We produce seat systems for automobiles and light trucks that are fully assembled and ready for installation. In all cases, seat systems are designed and engineered for specific vehicle models or platforms. We have developed modular seat architectures for both front and rear seats, whereby we utilize pre-developed, modular design concepts to build a program-specific seat, incorporating the latest performance requirements and safety technology, in a shorter period of time, thereby assisting our customers in achieving a faster time-to-market and lower cost. Our seat systems can be designed to achieve maximum passenger comfort by adding a wide range of manual and power features, such as lumbar supports, cushion and back bolsters and leg supports.

We have been pursuing a selective vertical integration strategy to enhance growth, improve quality, increase profitability and defend our current market position in JIT seat assembly. We produce components for seat assemblies, such as seat frames, recliner mechanisms, seat tracks, seat trim covers, headrests and seat foam. In this regard, we have expanded our cut and sew operations in low-cost markets, entered the fabric business (acquisition of New Trendtm), developed leather finishing and marketing capability (introduction of Aventinotm premium leather), expanded our precision engineered seat mechanism expertise and increased our foam capability (acquisition of Renosol Seating, L.L.C.).

Our product strategy is to develop standardized seat structures and mechanisms that can be adapted to multiple segments to minimize investment costs. We have modular seat designs that allow for sub-assemblies to be produced in any region of the world. We have improved our basic seat structure and mechanism designs, which will provide cost competitive entry level seats to our customers to support export from emerging markets to North America and Europe.

As a result of our innovative product design and technology capabilities, we are a leader in the design of seats with enhanced safety and convenience features. For example, our ProTec® PLuS Self-Aligning Head Restraint is an advancement in seat safety features. By integrating the head restraint with the lumbar support, the occupant’s head is supported earlier and for a longer period of time in a rear-impact collision, potentially reducing the risk of injury. We also supply ECO and EVO lightweight seat structures which have been designed to accommodate our customers’ needs for all market segments, from emerging to mature, and incorporate our ultra lightweight seat adjustment mechanisms. To address the increasing focus on craftsmanship, we have developed concave seat contours that eliminate wrinkles and provide improved styling. We are also satisfying our customers’ growing demand for reconfigurable and lightweight seats with our thin profile rear seat and our stadium slide seat system. For example, General Motors’ full-size sport utility vehicles and full-size pickup trucks use our reconfigurable seat technology, and General Motors’ full-size sport utility vehicles, as well as the Ford Explorer, use our thin profile rear seat technology for their third row seats. Additionally, our LeanProfiletm seats incorporate the next generation of low-mass, high-function and environmentally friendly features, and our Dynamic Environmental Comfort Systemtm can offer weight reductions of 30% — 40%, as compared to current foam seat designs, and utilizes environmentally friendly materials, which reduce carbon dioxide emissions. Our seating products also reflect our environmental focus. For example, in addition to our Dynamic Environmental Comfort Systemtm, our SoyFoamtm seats, which are used in the Ford Mustang, are up to 24% renewable, as compared to nonrenewable, petroleum-based foam seats.

Superior quality and customer service continue to be areas of competitive advantage for our seating business. Lear presently ranks as the highest quality major seat manufacturer in the annual J.D. Power and Associates Seat Quality and Satisfaction Studysm and has held that distinction for nine out of the last ten years.

Our seat assembly facilities use lean manufacturing techniques, and products are delivered to the automotive manufacturers on a JIT basis, matching our customers’ exact build specifications for a particular day and shift, thereby reducing inventory levels. These facilities are typically located adjacent to or near our customers’ manufacturing and assembly sites. Our seat components, including recliner mechanisms, seat tracks and seat trim covers, are manufactured in batches, typically utilizing facilities in low-cost regions. The principal raw materials used in our seat systems, including steel, foam chemicals and leather hides, are generally available and obtained from multiple suppliers under various types of supply agreements. Fabric, foam, seat frames, recliner mechanisms, seat tracks and certain other components are either manufactured internally or purchased from multiple suppliers under various types of supply agreements. The majority of the steel used in our products is comprised of components that are integrated into a seat system, such as seat frames, recliner mechanisms, seat tracks and other mechanical components. Therefore, our exposure to changes in steel prices is primarily indirect, through these purchased components. We utilize a combination of short-term and long-term supply contracts to purchase key components. We generally retain the right to terminate these agreements if our supplier does not remain competitive in terms of cost, quality, delivery, technology or customer support.

Financial Summary

A summary of revenues from external customers and other financial information for our seating segment is shown below. For additional information regarding Lear’s total sales and long-lived assets by geographic area, as well as customer concentrations, see Note 14, “Segment Reporting,” to the consolidated financial statements included in this Report. The top five customers of this segment are: General Motors, Ford, BMW, Fiat and Volkswagen.

	2010	2009(1)			2008
	Successor	Combined	Successor	Predecessor	Predecessor
	(In millions)

Revenues from external customers	$9,395.3	$7,812.9	$1,251.1	$6,561.8	$10,726.9
Segment earnings(2)	655.0	237.3	52.4	184.9	386.7
Depreciation and amortization	145.7	156.5	24.9	131.6	176.2
Capital expenditures	114.2	65.5	19.0	46.5	106.3
Total assets	3,491.1	3,182.9	3,182.9	N/A	3,349.5

(1)	As discussed in Note 1, “Basis of Presentation,” to the consolidated financial statements included in this Report, in connection with the Company’s emergence from Chapter 11 bankruptcy proceedings on November 9, 2009, the Company adopted fresh-start accounting on November 7, 2009. As a result, financial data presented for periods prior to November 7, 2009, is identified as “Predecessor” information, and financial data presented for periods subsequent to November 7, 2009, is identified as “Successor” information. For purposes of this table, 2009 Successor amounts and 2009 Predecessor amounts have been combined to enhance comparability between periods.

(2)	As discussed in Note 14, “Segment Reporting,” segment earnings represents pretax income (loss) before goodwill impairment charges, interest expense, other (income) expense, reorganization items and fresh-start accounting adjustments and equity in net (income) loss of affiliates.

Competition

We are one of only two primary independent suppliers with global scale and the capability to design, develop, manufacture and deliver complete seat systems and components to every automotive market in the world. Based on independent market studies and management estimates, we believe that we hold a #2 position globally on the basis of revenue with strong positions in all major markets. We estimate the global seat systems market to be approximately $50 billion in 2010. We believe that we are also among the leading suppliers of various components produced for complete seat systems.

Our primary independent competitor globally is Johnson Controls, Inc. Other competitors in this segment include Faurecia S.A., Toyota Boshoku Corporation, TS Tech Co., Ltd. and Magna International Inc., which have varying market presence depending on the region, country or automotive manufacturer. Peugeot S.A., Toyota Motor Corporation and Honda Motor Co. Ltd. hold equity ownership positions in Faurecia S.A., Toyota Boshoku Corporation and TS Tech Co., Ltd., respectively. Other automotive manufacturers maintain a presence in the seat systems market through wholly owned companies or in-house operations. In seat components, we compete with the seat systems suppliers identified above, as well as certain regional suppliers that specialize in particular components.

Technology

We maintain state-of-the-art testing, instrumentation and data analysis capabilities. We own industry-leading seat validation test centers featuring crashworthiness, durability and full acoustic and sound quality testing capabilities. Together with computer-controlled data acquisition and analysis capabilities, these centers provide precisely controlled laboratory conditions for sophisticated testing of parts, materials and systems.

In addition, we incorporate many convenience, comfort and safety features into our designs, including advanced whiplash prevention concepts, integrated restraint seat systems (3-point and 4-point integrated belt systems), side impact airbags and integrated child restraint seats. We also invest in our computer-aided engineering design and computer-aided manufacturing systems. Recent enhancements to these systems include advanced acoustic modeling and analysis capabilities and the enhancement of our research and design website, which is used for global customer telecommunications, technology communications, collaboration and the direct exchange of digital assets.

For additional factors that may impact this operating segment’s business, financial condition, operating results and/or cash flows, see Item 1A, “Risk Factors.”

EPMS Segment

The EPMS segment consists of the design, manufacture, assembly and supply of electrical distribution systems and components for traditional powertrain vehicles, as well as a new generation of hybrid and electric vehicles. With the increase in the number of electrical features and electronically controlled functions on the vehicle, there is an increasing focus on improving the functionality of the vehicle’s electrical architecture. We are able to provide our customers with design and engineering solutions and manufactured systems, modules and components that optimally integrate the entire electrical distribution system, consisting of wiring, terminals and connectors, junction boxes and electronic modules, within the overall architecture of the vehicle. This integration can reduce the overall system cost and weight and improve the reliability and packaging by reducing the number of wires and terminals and connectors normally required to manage electrical power and signal distribution within a vehicle. For example, our integrated seat adjuster module has twenty-four fewer cut circuits and five fewer connectors, weighs one-half pound less and costs 20% less than a traditional separated electronic control unit and seat wiring system. In addition, our smart junction box expands the traditional junction box functionality by utilizing printed circuit board technologies, which allows additional function integration.

We have structured our business globally to achieve engineering synergies and take advantage of the industry shift toward global vehicle platforms. We have narrowed our product focus to the electrical distribution system of the vehicle and have substantially exited non-core product lines, such as switches and tire pressure monitoring systems.

Our High Power Global Center of Excellence, which opened in 2008, is dedicated to the development of high-power wiring, terminals and connectors and high-power and hybrid electrical systems and components. Additionally, we are supplying, or will supply, one or more high-power systems or components, including high voltage wire harnesses, custom terminals and connectors, Smart Connectortm technology, battery chargers and voltage quality modules, for new models from Daimler, Renault and General Motors (including the Chevrolet Volt extended range electric vehicle), BMW, Nissan, Land Rover and Coda Automotive.

Electrical distribution systems are comprised primarily of wire harness assemblies, terminals and connectors and control modules, including junction boxes and fuse boxes. Wire harness assemblies consist of a collection of wiring and terminals and connectors that connect all of the various electrical and electronic devices within the vehicle to each other and/or to a power source. Fuse boxes are centrally located boxes within the vehicle that contain fuses and/or relays for circuit and device protection, as well as for power distribution. Junction boxes serve as a connection point for multiple wire harness assemblies. They may also contain fuses and/or relays for circuit and device protection.

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

Wireless products send and receive signals using radio frequency technology. Our wireless systems include passive entry systems and dual range/dual function remote keyless entry systems. Passive entry systems allow the vehicle operator to unlock the door without using a key or physically activating a remote keyless fob. Dual range/dual function remote keyless entry systems allow a single transmitter to perform multiple functions. For example, our Car2Utm remote keyless entry system can control and display the status of the vehicle, such as starting the engine, locking and unlocking the doors, opening the trunk and setting the cabin temperature. In addition, dual range/dual function remote keyless entry systems combine remote keyless operations with vehicle immobilizer capability.

Our lighting control module integrates electronic control logic and diagnostics with the headlamp switch. Entertainment products include radio amplifiers, sound systems, in-vehicle television tuner modules and floor-, seat- or center console-mounted Media Console with a flip-up screen that provides DVD and video game viewing for back-seat passengers.

Electrical distribution systems are networks of wiring and associated control devices that route electrical signals and manage electrical power within a vehicle. Wire harness assemblies consist of raw, coiled wire, which is automatically cut to length and terminated. Individual circuits are assembled together on a jig or table, inserted into connectors and wrapped or taped to form wire harness assemblies. Substantially all of our materials are purchased from suppliers, with the exception of a portion of the terminals and connectors that are produced internally. The majority of our copper purchases are comprised of extruded wire that is integrated into electrical wire. Certain materials, particularly circuit boards, are available from a limited number of suppliers. Supply agreements typically last for up to one year, and our copper wire contracts are generally subject to price index agreements. The assembly process is labor intensive, and as a result, production is generally performed in low-cost labor sites in Mexico, Honduras, Eastern Europe, Africa, China and the Philippines.

Some of the principal components attached to the wire harness assemblies that we manufacture include junction boxes and electronic control modules. Junction boxes are manufactured in North America, Europe and the Philippines with a proprietary, capital-intensive assembly process, using printed circuit boards, a portion of which are purchased from third-party suppliers. Proprietary features have been developed to improve the function of these junction boxes in harsh environments, including high temperatures and humidity. Electronic control modules are assembled using high-speed surface mount placement equipment in North America and Europe.

Increasing demand for more features and functionality in vehicles is driving an increase in traditional electrical distribution systems. In addition, the emergence of alternative powertrains, including electric, hybrid-electric and other technologies is driving growth in high-power electrical systems and components. Hybrid and electric vehicles offer a significant content opportunity with the potential to more than double the electrical content per vehicle. The EPMS segment is technology driven and typically has higher investment requirements as a percentage of sales than our seating segment. Our complete electrical distribution system design capabilities, coupled with certain market-leading component technologies, allow access to our customers’ development teams, which provides an early indication of our customers’ product needs. We also believe that our capabilities in terminals and connectors can be leveraged to a great extent to capture not only additional market share and margins in wire harnesses but also provide the longer term potential for non-automotive applications. As mentioned above, our products are very cost sensitive because of their labor intensity and batch processing nature. Our manufacturing strategy is to produce all components in low-cost or emerging markets leveraging our existing footprint. We plan to increase our manufacturing capacity in Thailand, Brazil and China to support our present backlog.

Financial Summary

A summary of revenues from external customers and other financial information for our EPMS segment is shown below. For additional information regarding Lear’s total sales and long-lived assets by geographic area, as well as customer concentrations, see Note 14, “Segment Reporting,” to the consolidated financial statements included in this Report. The top five customers of this segment are: Ford, BMW, Nissan, PSA and Volvo.

	2010	2009(1)			2008
	Successor	Combined	Successor	Predecessor	Predecessor
	(In millions)

Revenues from external customers	$2,559.3	$1,926.7	$329.8	$1,596.9	$2,843.6
Segment earnings(2)	100.5	(155.8)	(24.5)	(131.3)	44.7
Depreciation and amortization	83.9	94.2	14.0	80.2	108.7
Capital expenditures	71.1	44.8	16.9	27.9	60.8
Total assets	1,052.2	966.5	966.5	N/A	1,385.7

(1)	As discussed in Note 1, “Basis of Presentation,” to the consolidated financial statements included in this Report, in connection with the Company’s emergence from Chapter 11 bankruptcy proceedings on November 9, 2009, the Company adopted fresh-start accounting on November 7, 2009. As a result, financial data presented for periods prior to November 7, 2009, is identified as “Predecessor” information, and financial data presented for periods subsequent to November 7, 2009, is identified as “Successor” information. For purposes of this table, 2009 Successor amounts and 2009 Predecessor amounts have been combined to enhance comparability between periods.

(2)	As discussed in Note 14, “Segment Reporting,” segment earnings represents pretax income (loss) before goodwill impairment charges, interest expense, other (income) expense, reorganization items and fresh-start accounting adjustments and equity in net (income) loss of affiliates.

Competition

We estimate our global target market for electrical distribution systems to be approximately $40 billion. Our major competitors in this market include Delphi Corporation, Yazaki Corporation, Sumitomo Corporation, Leoni AG and Furukawa Electric Co., Ltd., as well as certain regional suppliers. We are one of only four suppliers with complete electrical distribution design and manufacturing capabilities for both traditional and high-power systems and components in every automotive market in the world. Our competition in terminals and connectors includes Tyco Electronics, Molex Incorporated and FCI SA.

Technology

The hybrid and electric vehicle market represents a significant advancement in emerging technology for electrical distribution systems and components. We offer a product portfolio of stand-alone and fully integrated solutions for our customers’ existing and future hybrid and electric vehicles. Our systems and components have achieved industry leading efficiency, packaging and reliability. We have over 100 patents and patents pending in our high-power product segment, and our product portfolio includes the following:

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

We continue to develop new products and technologies, including solid state smart junction boxes and new radio-frequency products, as well as high-end electronics for the premier luxury automotive manufacturers around the world, such as gateway signal-routing modules, exterior and interior lighting controls and other highly integrated electronic body modules. Solid state smart junction boxes represent a significant improvement over existing smart junction box technology because they replace the relatively large fuses and relays with solid state drivers. Importantly, the technology enables the integration of additional feature content into the smart junction box with a sizable cost reduction for the electrical system.

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

For additional factors that may impact this operating segment’s business, financial condition, operating results and/or cash flows, see Item 1A, “Risk Factors.”

Seasonality

Our principal operations are directly related to the automotive industry. Consequently, we may experience seasonal fluctuations to the extent automotive vehicle production slows, such as in the summer months when many customer plants typically close for model year changeovers and/or vacations or during periods of high vehicle inventory. See Note 16, “Quarterly Financial Data,” to the consolidated financial statements included in this Report.

Customers

We serve the worldwide automotive and light truck market, which produced over 71 million vehicles in 2010. We have automotive content on over 300 vehicle nameplates worldwide and serve all of the world’s major automotive manufacturers.

In 2010, General Motors and Ford, two of the largest automotive and light truck manufacturers in the world, accounted for 21% and 18%, respectively, of our net sales. In addition, BMW accounted for approximately 11% of our net sales. For further information related to our customers and domestic and foreign sales and operations, see Note 14, “Segment Reporting,” to the consolidated financial statements included in this Report.

We receive purchase orders from our customers that generally provide for the supply of a customer’s annual requirements for a particular vehicle model and assembly plant, or in some cases, for the supply of a customer’s requirements for the life of a particular vehicle model, rather than for the purchase of a specified quantity of products. Although most purchase orders may be terminated by our customers at any time, such terminations have been minimal and have not had a material impact on our operating results. We are subject to risks that an automotive manufacturer will produce fewer units of a vehicle model than anticipated or that an automotive manufacturer will not award us a replacement program following the life of a vehicle model. To reduce our reliance on any one vehicle model, we produce automotive systems and components for a broad cross-section of both new and established models. However, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating performance.

Our agreements with our major customers generally provide for an annual productivity price reduction. Historically, cost reductions through product design changes, increased manufacturing productivity and similar programs with our suppliers have generally offset these customer-imposed price reduction requirements. However, in recent years, unprecedented increases and volatility in raw material, energy and commodity costs had a material adverse impact on our operating results and made it more difficult to offset these customer-imposed price reduction requirements. While we have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, these strategies typically offset only a portion of the adverse impact. Although raw material, energy and commodity costs (with the exception of copper costs) have moderated, these costs remain volatile, and no assurance can be given that we will be able to achieve or offset such customer-imposed price reduction targets in the future. In addition, we are exposed to increasing market risk associated with fluctuations in foreign exchange as a result of our low-cost footprint and vertical integration strategies. We intend to use derivative financial instruments to manage a portion of our exposure to fluctuations in foreign exchange. For additional information regarding our foreign exchange risk, see Part II — Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition — Foreign Exchange.”

Employees

As of December 31, 2010 and 2009, our employment levels worldwide were approximately as follows:

Region	2010	2009

United States and Canada	6,900	5,500
Mexico	27,500	22,200
Central and South America	7,100	6,800
Europe and Africa	30,700	28,100
Asia	14,600	12,300

Total	86,800	74,900

A substantial number of our employees are members of unions or national trade organizations. We have collective bargaining agreements with several unions, including the United Auto Workers, the Canadian Auto Workers and the International Association of Machinists and Aerospace Workers. All of our unionized facilities in the United States and Canada have a separate collective bargaining agreement with the union that represents the workers at such facilities, with each such agreement having an expiration date that is independent of other agreements. The majority of our employees outside of the Unites States and Canada are members of industrial trade union organizations or confederations within their respective countries. Many of these organizations and confederations operate under national contracts, which are not specific to any one employer. We have occasionally experienced labor disputes at our plants. We have been able to resolve all such labor disputes and believe our relations with our employees are generally good.

See Item 1A, “Risk Factors — A significant labor dispute involving us or one or more of our customers or suppliers or that could otherwise affect our operations could adversely affect our financial performance,” and Part II — Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements.”

Technology

Worldwide, we hold many patents and patents with applications pending. While we believe that our patent portfolio is a valuable asset, no individual patent or group of patents is critical to the success of our business. We also license selected technologies to automotive manufacturers and to other automotive suppliers. We continually strive to identify and implement new technologies for use in the design and development of our products.

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

We have numerous registered trademarks in the United States and in many foreign countries. The most important of these marks include “LEAR CORPORATION” (including a stylized version thereof) and “LEAR.” These marks are widely used in connection with our product lines and services. The trademarks and service marks “ADVANCE RELENTLESSLY,” “CAR2U,” “PROTEC,” “PROTEC PLUS” and others are used in connection with certain of our product lines and services.

We will continue to dedicate resources to engineering and development. Engineering and development costs incurred in connection with the development of new products and manufacturing methods more than one year prior to launch, to the extent not recoverable from our customers, are charged to selling, general and administrative expenses as incurred. These costs, excluding amounts recoverable from our customers, totaled approximately $81 million, $83 million and $113 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Environmental Matters

We are subject to local, state, federal and foreign laws, regulations and ordinances which govern activities or operations that may have adverse environmental effects and which impose liability for clean-up costs resulting from past spills, disposals or other releases of hazardous wastes and environmental compliance. For a description of our outstanding environmental matters and other legal proceedings, see Note 13, “Commitments and Contingencies,” to the consolidated financial statements included in this Report.

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

Furthermore, we currently offer products with environmentally friendly features, and our expertise and capabilities are allowing us to expand our product offerings in this area. We will continue to monitor emerging developments in this area.

Joint Ventures and Noncontrolling Interests

We form joint ventures in order to gain entry into new markets, expand our product offerings and broaden our customer base. In particular, we believe that certain joint ventures have provided us, and will continue to provide us, with the opportunity to expand our business relationships with Asian automotive manufacturers, particularly in emerging markets. We also partner with companies having significant local experience in commerce, customs and capacity to reduce our financial risk and enhance our potential for achieving expected financial returns. In some cases, these joint ventures may be located in North America and used to expand our customer relationships.

As of December 31, 2010, we had 28 operating joint ventures located in 20 countries. Of these joint ventures, twelve are consolidated and 16 are accounted for using the equity method of accounting. Nineteen of the joint ventures operate in Asia, five operate in North America (including two that are dedicated to serving Asian automotive manufacturers), three operate in Europe (including one that is dedicated to serving Asian automotive manufacturers) or Africa and one operates in all three regions. With the exception of International Automotive Components Group North America, LLC, all of our joint ventures operate in our core products. Net sales of our consolidated joint ventures accounted for approximately 11% of our net sales in 2010. As of December 31, 2010, our investments in non-consolidated joint ventures totaled $173 million. A summary of our non-consolidated operating joint ventures, including ownership percentages, is shown below. For further information related to our joint ventures, see Note 6, “Investments in Affiliates and Other Related Party Transactions,” to the consolidated financial statements included in this Report.

		Ownership
Country	Name	Percentage

China	Shanghai Lear STEC Automotive Parts Co., Ltd.	55%
China	Lear Dongfeng Automotive Seating Co., Ltd.	50
China	Jiangxi Jiangling Lear Interior Systems Co., Ltd.	50
China	Beijing BAI Lear Automotive Systems Co., Ltd.	50
China	Beijing Lear Automotive Electronics and Electrical Products Co., Ltd.	50
China	Changchun Lear FAW Sihuan Automotive Electrical and Electronics Co., Ltd.	49
China	Beijing Lear Dymos Automotive Systems Co., Ltd.	40
Honduras	Honduras Electrical Distribution Systems S. de R.L. de C.V.	49
India	Dymos Lear Automotive India Private Limited (India)	35
Korea	Dong Kwang Lear Yuhan Hoesa (Korea)	50
Malaysia	TS Lear Automotive Sdn Bhd. (Malaysia)	46
South Africa	Lear Shurlok Electronics (Proprietary) Limited (South Africa)	51
Spain	Industrias Cousin Freres, S.L. (Spain)	50
United States	Kyungshin-Lear Sales and Engineering LLC	49
United States	Tacle Seating USA, LLC	49
United States	International Automotive Components Group North America, LLC	23

ITEM 1A — RISK FACTORS

Our business, financial condition, operating results and cash flows may be impacted by a number of factors. In addition to the factors affecting our business identified elsewhere in this Report, the most significant factors affecting our operations include the following:

Risks Related to Our Business

•	A decline in the production levels of our major customers, particularly with respect to models for which we are a significant supplier, could adversely affect our financial performance.

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer and fleet demand for automotive vehicles, and our level of content on specific vehicle platforms. Automotive sales and production can be affected by general economic or industry conditions, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, the availability and cost of credit and other factors. In recent years, the global automotive industry has undergone major restructuring and consolidation in response to overcapacity, uncompetitive labor agreements, narrow profit margins, excess debt and the necessary realignment of resources from mature markets to emerging markets. In 2008 and continuing into 2009, the global economic downturn and associated decline in automotive production (particularly in North America and Europe) represented a ‘turning point’ for the industry. During this period, industry production in North America and Europe experienced the steepest peak-to-trough declines in history.

Our ability to maintain and improve our financial performance in the future will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall. While we are pursuing a strategy of aggressively expanding our sales and operations in Asia, no assurance can be given as to how successful we will be in doing so. As a result, a decline in the production levels of our major customers, particularly with respect to models for which we are a significant supplier, could reduce our sales and thereby adversely affect our financial condition, operating results and cash flows.

•	The loss of business with respect to, or the lack of commercial success of, a vehicle model for which we are a significant supplier could adversely affect our financial performance.

Although we receive purchase orders from our customers, these purchase orders generally provide for the supply of a customer’s annual requirements for a particular vehicle model and assembly plant, or in some cases, for the supply of a customer’s requirements for the life of a particular vehicle model, rather than for the purchase of a specific quantity of products. In addition, it is possible that customers could elect to manufacture our products internally. The loss of business with respect to, or the lack of commercial success of, a vehicle model for which we are a significant supplier could reduce our sales and thereby adversely affect our financial condition, operating results and cash flows.

•	Our industry is cyclical and our financial performance could be adversely affected by industry downturns.

The automotive industry is cyclical and sensitive to general economic conditions and other factors, including the global credit markets, interest rates, consumer credit and consumer spending and preferences. An economic downturn that results in a reduction in vehicle production levels could adversely affect our financial condition, operating results and cash flows.

•	Our inability to achieve product cost reductions which offset customer-imposed price reductions could adversely affect our financial performance.

We regularly negotiate contracts and sales prices with our customers. These contracts require us to reduce our prices over the life of a vehicle model and, at the same time, assume significant responsibility for the design, development and engineering of our products. Our financial performance is largely dependent on our ability to achieve product cost reductions through restructuring actions, manufacturing efficiencies, product design enhancement and supply chain management. We also seek to enhance our financial performance by investing in product development, design capabilities and new product initiatives that respond to the needs of our customers and consumers. We continually evaluate operational and strategic alternatives to align our business with the changing needs of our customers, improve our business structure and lower our operating costs. Our inability to achieve product cost reductions which offset customer-imposed price reductions could adversely affect our financial condition, operating results and cash flows.

•	Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance.

Raw material, energy and commodity costs have been extremely volatile over the past several years. While we have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Although raw material, energy and commodity costs (with the exception of copper costs) have moderated, these costs remain volatile. In addition, the availability of raw materials, energy, commodities and product components fluctuates from time to time due to factors outside of our control. If the costs of raw materials, energy, commodities and product components increase or the availability thereof is restricted, it could adversely affect our financial condition, operating results and cash flows.

•	Adverse developments affecting or the financial distress of one or more of our suppliers could adversely affect our financial performance.

We obtain components and other products and services from numerous tier 2 automotive suppliers and other vendors throughout the world. We are responsible for managing our supply chain, including suppliers who may be the sole-sources of products that we require, who our customers direct us to use or who have unique capabilities that would make it difficult and/or expensive to re-source. In certain instances, entire industries may experience short-term capacity constraints. Any significant supply disruption could adversely affect our financial performance. In addition, unfavorable industry conditions could result in financial distress within our supply base, thereby increasing the risk of supply disruption. In 2008 and continuing into 2009, the global economic downturn and challenging industry conditions adversely affected the global automotive industry, including several of our suppliers. Although market conditions improved in 2010 and are continuing to improve, another economic downturn or other unfavorable industry conditions could cause a supply disruption and thereby adversely affect our financial condition, operating results and cash flows.

•	Our substantial international operations make us vulnerable to risks associated with doing business in foreign countries.

As a result of our global presence, a significant portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. In addition, we have substantial manufacturing and distribution facilities in many foreign countries, including Mexico and countries in Europe, Central and South America, Africa and Asia. International operations are subject to certain risks inherent in doing business abroad, including:

•	exposure to local economic conditions;

•	political, economic and civil instability (including acts of terrorism, civil unrest, drug-cartel related and other forms of violence and outbreaks of war);

•	expropriation and nationalization;

•	currency exchange rate fluctuations and currency controls;

•	withholding and other taxes on remittances and other payments by subsidiaries;

•	investment restrictions or requirements;

•	repatriation restrictions and requirements;

•	export and import restrictions; and

•	increases in working capital requirements related to long supply chains.

Expanding our sales and operations in Asia is an important element of our strategy. In addition, our strategy includes increasing our European market share and expanding our manufacturing operations in lower-cost regions. As a result, our exposure to the risks described above is substantial. The likelihood of such occurrences and their potential effect on us vary from country to country and are unpredictable. However, any such occurrences could adversely affect our financial condition, operating results and cash flows.

•	We operate in a highly competitive industry and efforts by our competitors to gain market share could adversely affect our financial performance.

We operate in a highly competitive industry. We and most of our competitors are seeking to expand market share with new and existing customers, including in Asia and other high growth regions. Our customers award business based on, among other things, price, quality, service and technology. Our competitors’ efforts to grow market share could exert downward pressure on our product pricing and margins. If we are unable to differentiate our products or maintain a low-cost footprint, we may lose market share or be forced to reduce prices, thereby lowering our margins. Any such occurrences could adversely affect our financial condition, operating results and cash flows.

•	Our inability to effectively manage the timing, quality and costs of new program launches could adversely affect our financial performance.

In connection with the award of new business, we obligate ourselves to deliver new products and services that are subject to our customers’ timing, performance and quality standards. Additionally, as a tier 1 supplier, we must effectively coordinate the activities of numerous suppliers in order for the program launches of our products to be successful. Given the complexity of new program launches, we may experience difficulties managing product quality, timeliness and associated costs. In addition, new program launches require a significant ramp up of costs; however, our sales related to these new programs generally is dependent upon the timing and success of our customers’ introduction of new vehicles. Our inability to effectively manage the timing, quality and costs of these new program launches could adversely affect our financial condition, operating results and cash flows.

•	A significant labor dispute involving us or one or more of our customers or suppliers or that could otherwise affect our operations could adversely affect our financial performance.

A substantial number of our employees and the employees of our largest customers and suppliers are members of industrial trade unions and are employed under the terms of collective bargaining agreements. All of our unionized facilities in the United States and Canada have a separate collective bargaining agreement with the union that represents the workers at such facilities, with each such agreement having an expiration date that is independent of other agreements. We have collective bargaining agreements covering approximately 52,000 employees globally. In the United States and Canada, contracts covering approximately 18% of our unionized workforce are scheduled to expire during 2011. A labor dispute involving us, any of our customers or suppliers or any other suppliers to our customers or that otherwise affects our operations, or the inability by us, any of our customers or suppliers or any other suppliers to our customers to negotiate, upon the expiration of a collective bargaining agreement, an extension of such agreement or a new agreement on satisfactory terms could adversely affect our financial condition, operating results and cash flows.

•	Our existing indebtedness and the inability to access capital markets could restrict our business activities or adversely affect our financial performance.

As of December 31, 2010, we had approximately $699 million of outstanding indebtedness. The debt instruments governing our indebtedness contain covenants that may restrict our business activities, and our failure to comply with these covenants could result in a default under our indebtedness. In addition, we are permitted by the terms of our notes and our other debt instruments to incur substantial additional indebtedness. Our inability to generate sufficient cash flow to satisfy our debt obligations, to refinance our debt obligations or to access capital markets on commercially reasonable terms could adversely affect our financial condition, operating results and cash flows.

•	Significant changes in discount rates, the actual return on pension assets and other factors could adversely affect our financial performance.

Our earnings may be positively or negatively impacted by the amount of income or expense recorded related to our defined benefit plans. Accounting principles generally accepted in the United States (“GAAP”) require that income or expense related to the defined benefit plans be calculated at the annual measurement date using actuarial calculations, which reflect certain assumptions. The most significant of these assumptions relate to interest rates, the capital markets and other economic conditions. These assumptions, as well as the actual value of pension assets at the measurement date, will impact the calculation of pension and other postretirement benefit expense for the year. Although pension expense and pension contributions are not directly related, the key economic indicators that affect pension expense also affect the amount of cash that we will contribute to our pension plans. Because interest rates and the values of these pension assets have fluctuated and will continue to fluctuate in response to changing market conditions, pension and other postretirement benefit expense in subsequent periods, the funded status of the pension plans and the future minimum required pension contributions, if any, could adversely affect our financial condition, operating results and cash flows.

•	Impairment charges relating to our goodwill and long-lived assets could adversely affect our financial performance.

We regularly monitor our goodwill and long-lived assets for impairment indicators. In conducting our goodwill impairment testing, we compare the fair value of each of our reporting units to the related net book value. In conducting our impairment analysis of long-lived assets, we compare the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. Changes in economic or operating conditions impacting our estimates and assumptions could result in the impairment of our goodwill or long-lived assets. In the event that we determine that our goodwill or long-lived assets are impaired, we may be required to record a significant charge to earnings that could adversely affect our financial condition and operating results.

•	Our failure to execute our strategic objectives could adversely affect our financial performance.

Our financial performance depends, in part, on our ability to successfully execute our strategic objectives. Our corporate strategy involves, among other things, leveraging our global presence and expanding our low-cost footprint, focusing on our core capabilities, selective vertical integration and investments in technology, and enhancing and diversifying our strong customer relationships through operating performance. Various factors, including the industry environment and the other matters described in Part II — Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “— Forward-Looking Statements,” could adversely affect our ability to execute our corporate strategy. Our failure to execute our strategic objectives could adversely affect our financial condition, operating results and cash flows. Moreover, there also can be no assurance that, even if implemented, our strategic objectives will be successful.

•	A significant product liability lawsuit, warranty claim or product recall involving us or one of our major customers could adversely affect our financial performance.

In the event that our products fail to perform as expected, whether allegedly due to our fault or that of one of our sub-suppliers, and such failure results in, or is alleged to result in, bodily injury and/or property damage or other losses, we may be subject to product liability lawsuits and other claims. In addition, we are a party to warranty-sharing and other agreements with certain of our customers related to our products. These customers may pursue claims against us for contribution of all or a portion of the amounts sought in connection with product liability and warranty claims, recalls or other corrective actions involving our products. We carry insurance for certain product liability claims, but such coverage may be limited. We do not maintain insurance for product warranty or recall matters. In addition, we may not be successful in recovering amounts from third parties, including sub-suppliers, in connection with these claims. These types of claims could adversely affect our financial condition, operating results and cash flows.

•	We are involved from time to time in various legal and regulatory proceedings and claims, which could adversely affect our financial performance.

We are involved in various legal and regulatory proceedings and claims that, from time to time, are significant. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes, including disputes with our customers, suppliers or competitors, intellectual property matters, personal injury claims, environmental matters, tax matters and employment matters. No assurance can be given that such proceedings and claims will not adversely affect our financial condition, operating results and cash flows.

•	New laws or regulations or changes in existing laws or regulations could adversely affect our financial performance.

We and the automotive industry are subject to a variety of federal, state, local and foreign laws and regulations, including those related to health, safety and environmental matters. Governmental regulations also affect taxes and levies, capital markets, healthcare costs, energy usage, international trade and immigration and other labor issues, all of which may have a direct or indirect effect on our business and the businesses of our customers and suppliers. We cannot predict the substance or impact of pending or future legislation or regulations, or the application thereof. The introduction of new laws or regulations or changes in existing laws or regulations, or the interpretation thereof, could increase the costs of doing business for us or our customers or suppliers or restrict our actions and adversely affect our financial condition, operating results and cash flows.

•	We are required to comply with environmental laws and regulations that could cause us to incur significant costs.

Our manufacturing facilities are subject to numerous laws and regulations designed to protect the environment, and we expect that additional requirements with respect to environmental matters will be imposed on us in the future. Material future expenditures may be necessary if compliance standards change or material unknown conditions that require remediation are discovered. Environmental laws could also restrict our ability to expand our facilities or could require us to acquire costly equipment or to incur other significant expenses in connection with our business. If we fail to comply with present and future environmental laws and regulations, we could be subject to future liabilities, which could adversely affect our financial condition, operating results and cash flows.

•	Developments or assertions by or against us relating to intellectual property rights could adversely affect our financial performance.

We own significant intellectual property, including a large number of patents, trademarks, copyrights and trade secrets, and we are involved in numerous licensing arrangements. Our intellectual property plays an important role in maintaining our competitive position in a number of the markets that we serve. Developments or assertions by or against us relating to intellectual property rights could adversely affect our financial condition, operating results and cash flows.

•	Our U.S. net operating loss, capital loss and tax credit carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

We have significant U.S. net operating loss, capital loss and tax credit carryforwards (collectively, the “Tax Attributes”). Under federal tax laws, we can carry forward and use our Tax Attributes to reduce our future U.S. taxable income until such Tax Attributes expire in accordance with the Internal Revenue Code, as amended (the “IRC”). Section 382 and Section 383 of the IRC provide an annual limitation on our ability to utilize our Tax Attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership, as defined under the IRC. Our emergence from Chapter 11 bankruptcy proceedings is considered a change in ownership for purposes of IRC Section 382. The limitation under the IRC is based on the value of the Company as of the emergence date. As a result, our future U.S. taxable income may not be fully offset by the Tax Attributes if such income exceeds our annual limitation, and we may incur a tax liability with respect to such income. In addition, we may experience a change in ownership in the future as a result of changes in our stock ownership that are beyond our control, and any such subsequent changes in ownership for purposes of the IRC could further limit our ability to use our Tax Attributes.

•	Because of the adoption of fresh-start accounting and the effects of the transactions contemplated by the Plan, financial information subsequent to November 7, 2009, is not comparable to financial information prior to November 7, 2009.

Upon our emergence from Chapter 11 bankruptcy proceedings, we adopted fresh-start accounting in accordance with the provisions of ASC 852, pursuant to which our reorganization value was allocated to our assets in conformity with the procedures specified by ASC 805, “Business Combinations.” Accordingly, our consolidated statements of financial position and consolidated statements of operations subsequent to November 7, 2009, are not comparable in many respects to our consolidated statements of financial position and consolidated statements of operations prior to November 7, 2009. The lack of comparable historical financial information may discourage investors from purchasing our capital stock.

ITEM 1B —	UNRESOLVED STAFF COMMENTS

None.

ITEM 2 —  PROPERTIES

As of December 31, 2010, our operations were conducted through 200 facilities, some of which are used for multiple purposes, including 81 just-in-time manufacturing facilities, 78 dedicated component manufacturing facilities, 11 sequencing and distribution sites, 24 administrative/technical support facilities and six advanced technology centers, in 34 countries. Our corporate headquarters is located in Southfield, Michigan.

Of our 200 total facilities, which include facilities owned or leased by our consolidated subsidiaries, 81 are owned and 119 are leased with expiration dates ranging from 2011 through 2039. We believe that substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our current and expected manufacturing and distribution needs. See Part II — Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition.”

The following table presents the locations of our operating facilities and the operating segments that use such facilities:

SEATING

Argentina Escobar, BA Ferreyra, CBA Belgium Genk Brazil Betim Caçapava Camaçari Gravatai Canada Ajax, ON Kitchener, ON St. Thomas, ON Whitby, ON China Changchun Chongqing Liuzhou Nanjing Rui’an Shanghai Shenyang Wuhan Wuhu
Czech Republic
Kolin
Stribro

France
Cergy
Feignies
Guipry

Germany
Besigheim
Boeblingen
Bremen
Eisenach
Garching-Hochbrueck
Ginsheim-Gustavsburg
Munich
Quakenbrueck
Rietberg
Wackersdorf

Hungary
Györ
Mór

India
Chakan
Chennai
Halol
Maraimalai Nagar
Nasik
Pune

Italy
Caivano, NA
Cassino, FR
Grugliasco, TO
Melfi, PZ
Pozzo d’Adda, MI
Termini Imerese, PA

Mexico
Cuautlancingo, PU
Hermosillo, SO
Juarez, CH
Mexico City, DF
Monclova, CO
Nuevo Casas
 Grandes, CH
Piedras Negras, CO
Ramos Arizpe, CO
Saltillo, CO
San Felipe, GU
San Luis Potosi, SL
Silao, GO
Toluca, MX
Villa Ahumada, CH

Moldova
Ungheni

Morocco
Tangier

Poland
Jaroslaw
Tychy

Russia
Kaluga
Nizhny Novgorod
St. Petersburg

Slovak Republic
Presov
Senec

South Africa
East London
Port Elizabeth
Rosslyn

South Korea
Gyeongju

Spain
Epila
Logrono
Valdemoro

Sweden
Trollhattan

Thailand
Mueang Nakhon
 Ratchasima
Samuprakarn

Turkey
Gemlik

United Kingdom
Coventry
Redditch
Sunderland

United States
Arlington, TX
Brownstown
 Township, MI
Columbia City, IN
Detroit, MI
Duncan, SC
Farwell, MI
Hammond, IN
Hebron, OH
Louisville, KY
Mason, MI
Montgomery, AL
Morristown, TN
Rochester Hills, MI
Roscommon, MI
Selma, AL
Wentzville, MO

Vietnam
Hai Phong City

ELECTRICAL POWER MANAGEMENT SYSTEMS
Argentina Pacheco, BA China Chongqing Nanjing Shanghai Wuhan Czech Republic Vyskov	France Hordain Sandouville Germany Bersenbrueck Kronach Remscheid Saarlouis Wismar Honduras Naco	Hungary Gödöllö Gyöngyös India Pune Mexico Apodaca, NL Chihuahua, CH Juarez, CH Morocco Tangier	Philippines LapuLapu City Poland Mielec Russia Volokolamsk Romania Campulung Pitesti	Spain Almussafes Valls Turkey Bostanci-Instanbul Tunisia Bir El Bey United States Plymouth, IN Taylor, MI Traverse City, MI

ADMINISTRATIVE/TECHNICAL
Australia Flemington Brazil São Paulo China Shanghai Czech Republic Brno France Vélizy-Villacoublay	Germany Allershausen- Leonhardsbuch Boeblingen Ginsheim-Gustavsburg Kranzberg Munich Wolfsburg	India Pune Thane Italy Grugliasco, TO Japan Atsugi Hiroshima Kariya	Netherlands Weesp Philippines LapuLapu City Singapore Spain Valls South Korea Seoul	Sweden Gothenburg Thailand Bangkok United Kingdom Coventry United States El Paso, TX Southfield, MI

ITEM 3 — LEGAL PROCEEDINGS

Legal and Environmental Matters

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial or contractual disputes, product liability claims and environmental and other matters. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors.” For a description of our outstanding material legal proceedings, see Note 13, “Commitments and Contingencies,” to the consolidated financial statements included in this Report.

SUPPLEMENTARY ITEM — EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names, ages and positions of our executive officers. Executive officers are appointed annually by our Board of Directors and serve at the pleasure of our Board.

Name	Age	Position

Shari L. Burgess	52	Vice President and Treasurer
Wendy L. Foss	53	Vice President and Corporate Controller
Terrence B. Larkin	56	Senior Vice President, General Counsel and Corporate Secretary
Robert E. Rossiter	64	Chief Executive Officer and President
Louis R. Salvatore	55	Senior Vice President and President, Global Seating Operations
Raymond E. Scott	45	Senior Vice President and President, Global Electrical Power Management Systems
Matthew J. Simoncini	50	Senior Vice President and Chief Financial Officer
Melvin L. Stephens	55	Senior Vice President, Communications, Human Resources and Investor Relations

Set forth below is a description of the business experience of each of our executive officers.

Shari L. Burgess	Ms. Burgess is the Company’s Vice President and Treasurer, a position she has held since August 2002. She has served in various financial roles since joining Lear in 1992, most recently as Assistant Treasurer. Prior to joining Lear, Ms. Burgess served as the corporate controller for Victor International Corporation and as an audit manager for Ernst & Young LLP.

Wendy L. Foss	Ms. Foss is the Company’s Vice President and Corporate Controller, a position she has held since November 2007. Previously, she served as Vice President and Chief Compliance Officer from January 2007 until February 2009, Vice President, Audit Services since September 2007, Vice President, Finance and Administration and Corporate Secretary since May 2007, Vice President, Finance and Administration and Deputy Corporate Secretary since September 2006, Vice President, Accounting since July 2006, Assistant Corporate Controller since June 2003 and prior to 2003, in various financial management positions for both the Company and UT Automotive, Inc. (“UT Automotive”), which was acquired by Lear in 1999.

Terrence B. Larkin	Mr. Larkin is the Company’s Senior Vice President, General Counsel and Corporate Secretary, a position he has held since January 2008. Prior to joining the Company, Mr. Larkin was a partner since 1986 of Bodman PLC, a Detroit-based law firm. Mr. Larkin served on the executive committee of Bodman PLC and was the chairman of its business law practice group. Mr. Larkin’s practice was focused on general corporate, commercial transactions and mergers and acquisitions.

Robert E. Rossiter	Mr. Rossiter is the Company’s Chief Executive Officer and President, a position he has held since August 2007. Mr. Rossiter served as Chairman from January 2003 until August 2010, Chief Executive Officer since October 2000, President since August 2007 and from 1984 until December 2002 and Chief Operating Officer from 1988 until April 1997 and from November 1998 until October 2000. Mr. Rossiter also served as Chief Operating Officer — International Operations from April 1997 until November 1998. Mr. Rossiter has been a director of the Company since 1988.

Louis R. Salvatore	Mr. Salvatore is the Company’s Senior Vice President and President, Global Seating Operations, a position he has held since February 2008. Previously, he served as Senior Vice President and President — Global Asian Operations/Customers since August 2005, President — Ford, Electrical/Electronics and Interior Divisions since July 2004, President — Global Ford Division since July 2000 and President — DaimlerChrysler Division since December 1998. Prior to joining the Company, Mr. Salvatore worked with Ford Motor Company for fourteen years and held various increasingly senior positions in manufacturing, finance, engineering and purchasing.

Raymond E. Scott	Mr. Scott is the Company’s Senior Vice President and President, Global Electrical Power Management Systems, a position he has held since February 2008. Previously, he served as Senior Vice President and President, North American Seating Systems Group since August 2006, Senior Vice President and President, North American Customer Group since June 2005, President, European Customer Focused Division since June 2004 and President, General Motors Division since November 2000.

Matthew J. Simoncini	Mr. Simoncini is the Company’s Senior Vice President and Chief Financial Officer, a position he has held since October 2007. Previously, he served as Senior Vice President, Finance and Chief Accounting Officer since August 2006, Vice President, Global Finance since February 2006, Vice President of Operational Finance since June 2004, Vice President of Finance — Europe since 2001 and prior to 2001, in various senior financial management positions for both the Company and UT Automotive.

Melvin L. Stephens	Mr. Stephens is the Company’s Senior Vice President, Communications, Human Resources and Investor Relations, a position he has held since September 2009. Previously, he served as Vice President of Corporate Communications and Investor Relations since January 2002. Prior to joining the Company, Mr. Stephens worked with Ford Motor Company and held various leadership positions in finance, business planning, corporate strategy, communications, sales and marketing and investor relations.

PART II

ITEM 5 —	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our existing common stock is listed on the New York Stock Exchange under the symbol “LEA.”

Prior to July 2, 2009, our old common stock traded on the New York Stock Exchange under the symbol “LEA” until trading was suspended by the New York Stock Exchange and the shares were subsequently delisted from the New York Stock Exchange. In connection with our emergence from Chapter 11 bankruptcy proceedings, our existing common stock began trading on the New York Stock Exchange on November 9, 2009. On November 9, 2009, all of our old common stock was extinguished in accordance with the terms of our plan of reorganization.

Because the value of our old common stock bears no relation to the value of our existing common stock, only the trading prices of our existing common stock, following its listing on the New York Stock Exchange, are set forth below.

The high and low sales prices per share of our existing common stock, based on the daily closing price as reported on the New York Stock Exchange, for the year ended December 31, 2010, and for the period from November 9, 2009 through December 31, 2009, are shown below:

	Price Range of
	Common Stock
2010:	High	Low

4th Quarter	$99.75	$78.83
3rd Quarter	81.30	63.61
2nd Quarter	83.90	63.98
1st Quarter	81.85	68.65

	Price Range of
	Common Stock
2009:	High	Low

4th Quarter (November 9, 2009 through December 31, 2009)	$68.58	$56.25

Holders of Common Stock

The Transfer Agent and Registrar for our common stock is BNY Mellon, located in New York, New York. On February 4, 2011, there were 106 registered holders of record of our common stock.

For certain information regarding our equity compensation plans, see Part III — Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information.”

Dividends

We have not paid cash dividends since 2006. The payment of cash dividends in the future will be dependent upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors that our Board of Directors may consider in its discretion. Our existing credit facility and bond indentures place certain limitations on the payment of cash dividends.

Performance Graph

The following graph compares the cumulative total stockholder return from November 9, 2009, the date of our emergence from Chapter 11 bankruptcy proceedings, through December 31, 2010, for our existing common stock, the S&P 500 Index and a peer group(1) of companies that we have selected for purposes of this comparison. Because the value of our old common stock bears no relation to the value of our existing common stock, the graph below reflects only our existing common stock. We have assumed that dividends have been reinvested, and the returns of each company in the S&P 500 Index and the peer group have been weighted to reflect relative stock market capitalization. The graph below assumes that $100 was invested on November 9, 2009, in each of our existing common stock, the stocks comprising the S&P 500 Index and the stocks comprising the peer group.

	November 9, 2009	December 31, 2009	December 31, 2010
Lear Corporation	$100.00	$133.94	$195.47
S&P 500	$100.00	$104.63	$120.14
Peer Group(1)	$100.00	$104.48	$169.16

(1)	We do not believe that there is a single published industry or line of business index that is appropriate for comparing stockholder returns. The peer group, as referenced in the graph above, that we have selected is comprised of representative independent automotive suppliers whose common stock is publicly traded. The peer group consists of ArvinMeritor, Inc., BorgWarner Inc., Cooper Tire & Rubber Company, Eaton Corp., Gentex Corp., Goodyear Tire & Rubber Company, Johnson Controls, Inc., Magna International, Inc., Superior Industries International, Inc. and TRW Automotive Holdings Corp.

ITEM 6 — SELECTED FINANCIAL DATA

The following statement of operations, statement of cash flow and balance sheet data were derived from our consolidated financial statements. Our consolidated financial statements for the year ended December 31, 2010, the two month period ended December 31, 2009, the ten month period ended November 7, 2009, and the years ended December 31, 2008, 2007 and 2006, have been audited by Ernst & Young LLP. The selected financial data below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the notes thereto included in this Report.

	Successor		Predecessor
		Two Month	Ten Month
	Year Ended	Period Ended	Period Ended	Year Ended
	December 31,	December 31,	November 7,	December 31,	December 31,	December 31,
	2010(1)	2009(2)	2009(3)	2008(4)	2007(5)	2006(6)
Statement of Operations Data: (in millions)
Net sales	$11,954.6	$1,580.9	$8,158.7	$13,570.5	$15,995.0	$17,838.9
Gross profit	1,018.3	72.8	287.4	747.6	1,151.8	930.8
Selling, general and administrative expenses	452.7	71.2	376.7	511.5	572.8	644.6
Amortization of intangible assets	27.2	4.5	4.1	5.3	5.2	5.2
Goodwill impairment charges	—	—	319.0	530.0	—	2.9
Divestiture of Interior business	—	—	—	—	10.7	636.0
Interest expense	55.4	11.1	151.4	190.3	199.2	209.8
Other (income) expense, net(7)	34.2	19.8	(16.6)	51.9	40.7	85.7
Reorganization items and fresh-start accounting adjustments, net	—	—	(1,474.8)	—	—	—

Consolidated income (loss) before provision (benefit) for income taxes, equity in net (income) loss of affiliates and cumulative effect of a change in accounting principle	448.8	(33.8)	927.6	(541.4)	323.2	(653.4)
Provision (benefit) for income taxes	24.6	(24.2)	29.2	85.8	89.9	54.9
Equity in net (income) loss of affiliates	(37.2)	(1.9)	64.0	37.2	(33.8)	(16.2)

Consolidated income (loss) before cumulative effect of a change in accounting principle	461.4	(7.7)	834.4	(664.4)	267.1	(692.1)
Cumulative effect of a change in accounting principle(8)	—	—	—	—	—	(2.9)

Consolidated net income (loss)	461.4	(7.7)	834.4	(664.4)	267.1	(689.2)
Net income (loss) attributable to noncontrolling interests	23.1	(3.9)	16.2	25.5	25.6	18.3

Net income (loss) attributable to Lear	$438.3	$(3.8)	$818.2	$(689.9)	$241.5	$(707.5)

Basic net income (loss) per share attributable to Lear	$8.60	$(0.11)	$10.56	$(8.93)	$3.14	$(10.31)
Diluted net income (loss) per share attributable to Lear	$8.11	$(0.11)	$10.55	$(8.93)	$3.09	$(10.31)
Weighted average shares outstanding
Basic	47,407,022	34,525,187	77,499,860	77,242,360	76,826,765	68,607,262
Diluted	54,061,075	34,525,187	77,559,792	77,242,360	78,214,248	68,607,262
Dividends per share	$—	$—	$—	$—	$—	$0.25

	Successor			Predecessor
			Two Month	Ten Month
	Year Ended		Period Ended	Period Ended		Year Ended
	December 31,		December 31,	November 7,		December 31,	December 31,		December 31,
	2010(1)		2009(2)	2009(3)		2008(4)	2007(5)		2006(6)
Statement of Cash Flow Data: (in millions)
Cash flows from operating activities	$621.9		$324.0	$(499.2)		$163.6	$487.5		$299.1
Cash flows from investing activities	(192.1)		(39.5)	(52.7)		(144.4)	(340.0)		(312.2)
Cash flows from financing activities	(320.7)		30.2	165.0		987.3	(70.4)		263.6
Capital expenditures	193.3		41.3	77.5		167.7	202.2		347.6
Other Data (unaudited):
Ratio of earnings to fixed charges(9)	6.6	x	—	6.3	x	—	2.4	x	—

	Successor		Predecessor
	December 31,	December 31,	December 31,	December 31,	December 31,
As of or Year Ended	2010	2009	2008	2007	2006
Balance Sheet Data: (in millions)
Current assets	$4,385.5	$3,787.0	$3,674.2	$3,718.0	$3,890.3
Total assets	6,621.1	6,073.3	6,872.9	7,800.4	7,850.5
Current liabilities	2,818.5	2,400.8	4,609.8	3,603.9	3,887.3
Long-term debt	694.9	927.1	1,303.0	2,344.6	2,434.5
Equity	2,568.8	2,181.8	247.7	1,117.5	640.0
Other Data (unaudited):
Employees at year end	86,757	74,870	80,112	91,455	104,276
North American content per vehicle(10)	$340	$344	$391	$483	$645
North American vehicle production (in millions)(11)	11.9	8.6	12.6	15.0	15.2
European content per vehicle(12)	$285	$294	$350	$342	$338
European vehicle production (in millions)(13)	17.4	15.6	18.8	20.2	19.0

(1)	Results include $69.0 million of restructuring and related manufacturing inefficiency charges (including $3.6 million of fixed asset impairment charges), $21.7 million of fees and expenses related to our capital restructuring and other related matters, an $11.8 million loss on the extinguishment of debt resulting from the write-off of unamortized debt issuance costs and $51.6 million of tax benefits related to reductions in recorded tax reserves and various other items.

(2)	Results include $44.5 million of restructuring and related manufacturing inefficiency charges, a $1.9 million loss related to a transaction with an affiliate, $15.1 million of charges as a result of the bankruptcy proceedings and the application of fresh-start accounting and a $27.6 million tax benefit primarily related to the settlement of a tax matter in a foreign jurisdiction.

(3)	Results include $319.0 million of goodwill impairment charges, a gain of $1,474.8 million related to reorganization items and fresh-start accounting adjustments, $23.9 million of fees and expenses related to our capital restructuring, $115.5 million of restructuring and related manufacturing inefficiency charges (including $5.6 million of fixed asset impairment charges), $42.0 million of impairment charges related to our investments in two equity affiliates, a $9.9 million loss related to a transaction with an affiliate and a $23.1 million tax benefit related to reorganization items and fresh-start accounting adjustments.

(4)	Results include $530.0 million of goodwill impairment charges, $193.9 million of restructuring and related manufacturing inefficiency charges (including $17.5 million of fixed asset impairment charges), $7.5 million of gains related to the extinguishment of debt, a $34.2 million impairment charge related to an investment in an affiliate, $22.2 million of gains related to the sales of our interests in two affiliates and $8.5 million of net tax benefits related to a reduction in recorded tax reserves, the reversal of a valuation allowance in a European subsidiary and the establishment of a valuation allowance in another European subsidiary.

(5)	Results include $20.7 million of charges related to the divestiture of our interior business, $181.8 million of restructuring and related manufacturing inefficiency charges (including $16.8 million of fixed asset impairment charges), $36.4 million of a curtailment gain related to the freeze of the U.S. salaried pension plan, $34.9 million of merger transaction costs, $3.9 million of losses related to the acquisition of the noncontrolling interest in an affiliate and $24.8 million of net tax benefits related to changes in valuation allowances in several foreign jurisdictions, tax rates and various other tax items.

(6)	Results include $636.0 million of charges related to the divestiture of our interior business, $2.9 million of goodwill impairment charges, $10.0 million of fixed asset impairment charges, $99.7 million of restructuring and related manufacturing inefficiency charges (including $5.8 million of fixed asset impairment charges), $47.9 million of charges related to the extinguishment of debt, $26.9 million of gains related to the sales of our interests in two affiliates and $19.5 million of net tax benefits related to the expiration of the statute of limitations in a foreign taxing jurisdiction, a tax audit resolution, a favorable tax ruling and several other tax items.

(7)	Includes non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with our asset-backed securitization and factoring facilities, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the sales of fixed assets and other miscellaneous income and expense.

(8)	The cumulative effect of a change in accounting principle in 2006 resulted from the adoption of FASB Accounting Standards Codificationtm 718, “Compensation — Stock Compensation.”

(9)	“Fixed charges” consist of interest on debt, amortization of deferred financing fees and that portion of rental expenses representative of interest. “Earnings” consist of consolidated income (loss) before provision (benefit) for income taxes and equity in the undistributed net (income) loss of affiliates, fixed charges and cumulative effect of a change in accounting principle. Earnings in the two month period ended December 31, 2009, and in the years ended December 31, 2008 and 2006, were insufficient to cover fixed charges by $33.2 million, $537.3 million and $651.8 million, respectively. Accordingly, such ratio is not presented for these periods.

(10)	“North American content per vehicle” is our net sales in North America divided by estimated total North American vehicle production. Content per vehicle data excludes business conducted through non-consolidated joint ventures. Content per vehicle data for 2009 has been updated to reflect actual production levels.

(11)	“North American vehicle production” includes car and light truck production in the United States, Canada and Mexico as provided by Ward’s Automotive. Production data for 2009 has been updated to reflect actual production levels.

(12)	“European content per vehicle” is our net sales in Europe divided by estimated total European vehicle production. Content per vehicle data excludes business conducted through non-consolidated joint ventures. Content per vehicle data for 2009 has been updated to reflect actual production levels.

(13)	“European vehicle production” includes car and light truck production in Austria, Belarus, Belgium, Bosnia, Czech Republic, Finland, France, Germany, Hungary, Italy, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Turkey, Ukraine and the United Kingdom as provided by IHS Automotive. Production data for 2009 has been updated to reflect actual production levels.

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We were incorporated in Delaware in 1987 and are a leading tier 1 supplier to the global automotive industry. We supply our products to virtually every major automotive manufacturer in the world.

We supply automotive manufacturers with complete automotive seat systems and related components, as well as electrical distribution systems and related components. Our strategy is to focus on our core capabilities, selective vertical integration and investments in technology; leverage our global presence and expand our low-cost footprint; and enhance and diversify our strong customer relationships through our operational performance.

Industry Overview

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer and fleet demand for automotive vehicles, and our level of content on specific vehicle platforms. Automotive sales and production can be affected by general economic or industry conditions, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, availability and cost of credit and other factors. Our operating results are also significantly impacted by the overall commercial success of the vehicle platforms for which we supply particular products, as well as the profitability of the products that we supply for these platforms. In addition, it is possible that customers could elect to manufacture our products internally. The loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could have a material adverse impact on our operating results. In addition, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating results.

In recent years, the global automotive industry has undergone major restructuring and consolidation in response to overcapacity, narrow profit margins, excess debt and the necessary realignment of resources from mature markets to emerging markets. In 2008 and continuing into 2009, the global economic downturn and associated decline in automotive production (particularly in North America and Europe) represented a ‘turning point’ for the industry.

During this period, industry production in North America and Europe experienced the steepest peak-to-trough declines in history. In North America, industry production declined 50% — from a peak of 17.2 million units in 2000 to a trough of 8.6 million units in 2009. In Europe, industry production declined over 20% — from a peak of 20.2 million units in 2007 to a trough of 15.6 million units in 2009.

The year ended December 31, 2010 saw a significant improvement in industry production volumes globally. North American industry production increased by approximately 39% from a year ago levels to 11.9 million units. European industry production increased by approximately 12% from a year ago levels to 17.4 million units. Global vehicle production in 2010 of 71.5 million units exceeded the previous record of 68.7 million units in 2007.

The majority of our sales continue to be derived from automotive manufacturers based in North America and Europe. Some of these customers have experienced declines in market share in their traditional markets. Our ability to maintain and improve our financial performance in the future will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall.

Our customers require us to reduce our prices over the life of a vehicle model and, at the same time, assume significant responsibility for the design, development and engineering of our products. Our financial performance is largely dependent on our ability to achieve product cost reductions through restructuring actions, manufacturing efficiencies, product design enhancement and supply chain management. We also seek to enhance our financial performance by investing in product development, design capabilities and new product initiatives that respond to the needs of our customers and consumers. We continually evaluate operational and strategic alternatives to align our business with the changing needs of our customers, improve our business structure and lower our operating costs.

Our material cost as a percentage of net sales was 67.9% in 2010, as compared to 69.0% in 2009 and 69.3% in 2008. Raw material, energy and commodity costs have been extremely volatile over the past several years. Unfavorable industry conditions have also resulted in financial distress within our supply base and an increase in the risk of supply disruption. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, which include cost reduction actions, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. These costs remain volatile and could have an adverse impact on our operating results in the foreseeable future. See Part I — Item 1A, “Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance,” and “— Forward-Looking Statements.”

Financial Measures

In evaluating our financial condition and operating performance, we focus primarily on earnings, cash flows and return on invested capital. In addition to maintaining and expanding our business with our existing customers in our more established markets, our expansion plans are focused on emerging markets. Asia, in particular, continues to present significant growth opportunities, as major global automotive manufacturers implement production expansion plans and local automotive manufacturers aggressively expand their operations to meet long-term demand in this region. As of December 31, 2010, we had 20 joint ventures with operations in Asia, as well as an additional three joint ventures in North America and Europe dedicated to serving Asian automotive manufacturers. In addition, we have aggressively pursued this strategy by selectively increasing our vertical integration capabilities and expanding our component manufacturing capacity in Mexico, Eastern Europe, Africa and Asia. Furthermore, we have expanded our low-cost engineering capabilities in China, India and the Philippines.

Our success in generating cash flow will depend, in part, on our ability to manage working capital effectively. Working capital can be significantly impacted by the timing of cash flows from sales and purchases. Historically, we have generally been successful in aligning our vendor payment terms with our customer payment terms. However, our ability to continue to do so may be adversely impacted by the unfavorable financial results of our suppliers and adverse automotive industry conditions, as well as our financial results. In addition, our cash flow is impacted by our ability to manage our inventory and capital spending effectively. We utilize return on invested capital as a measure of the efficiency with which assets are deployed to increase our earnings. Improvements in our return on invested capital will depend on our ability to maintain an appropriate asset base for our business and to increase productivity and operating efficiency.

Operational and Financial Restructuring

In 2005, we initiated a multi-year operational restructuring strategy to (i) eliminate excess capacity and lower our operating costs, (ii) streamline our organizational structure and reposition our business for improved long-term profitability and (iii) better align our manufacturing footprint with the changing needs of our customers. In light of industry conditions and customer announcements, we expanded this strategy. Through the end of 2009, we incurred pretax restructuring costs of approximately $672 million and related manufacturing inefficiency charges of $68 million.

In 2010, we incurred additional restructuring costs of approximately $64 million and related manufacturing inefficiency charges of approximately $5 million as we continued to restructure our global operations and aggressively reduce our costs. Cash expenditures related to our restructuring actions totaled $103 million in 2010.

Our restructuring strategy has resulted in the closure of 44 manufacturing and 11 administrative facilities and a current footprint with more than 80% of our component facilities and more than 90% of our related employment in 20 low-cost countries. We expect elevated restructuring actions and related investments to continue in 2011 and to curtail thereafter.

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

For further information, see Note 5, “Restructuring,” to the consolidated financial statements included in this Report.

In 2009, following a comprehensive evaluation of our strategic and financial options, we concluded that voluntarily filing for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) was necessary in order to re-align our capital structure and position our business for long-term success. On July 7, 2009, Lear and certain of its U.S. and Canadian subsidiaries filed petitions for relief under Chapter 11 with the bankruptcy court. On November 9, 2009, our plan of reorganization became effective, and we emerged from Chapter 11 bankruptcy proceedings. For further information on the bankruptcy proceedings, see Note 2, “Reorganization under Chapter 11,” to the consolidated financial statements included in this Report.

Goodwill

In 2009 and 2008, we evaluated the carrying value of our goodwill and recorded impairment charges of $319 million and $530 million, respectively, related to our electrical power management systems (“EPMS”) segment. In 2009, our goodwill impairment analysis was based on our distributable value, which was approved by the Bankruptcy Court, and resulted in impairment charges of $319 million. In 2008, the impairment charges were primarily the result of significant declines in estimated production volumes. For further information, see Note 4, “Summary of Significant Accounting Policies — Impairment of Goodwill,” to the consolidated financial statements included in this Report.

Other Matters

In 2010, we recognized a loss on the extinguishment of debt of approximately $12 million, resulting from the write-off of unamortized debt issuance costs in conjunction with our debt refinancing in March 2010. We also recognized tax benefits of $33 million related to reductions in recorded tax reserves, as well as net tax benefits of $19 million related to restructuring, a tax law change in Mexico, the reduction of a valuation allowance in a foreign subsidiary and various other items.

In 2009, we incurred fees and expenses of $24 million related to our capital restructuring efforts prior to our bankruptcy filing. In addition, we recognized impairment charges of $42 million related to our investments in two equity affiliates and a loss of $12 million related to a transaction with an affiliate. In 2009, we also recognized a tax benefit of $23 million related to reorganization items and fresh-start accounting adjustments, as well as a tax benefit of $28 million primarily related to the settlement of a tax matter in a foreign jurisdiction.

In 2008, we recognized a net gain on the extinguishment of debt of approximately $8 million. We also recognized an impairment charge of $34 million related to our investment in an equity affiliate and gains of $22 million related to the sales of our interests in two affiliates. In addition, we recognized a tax benefit of $9 million related to a reduction in recorded tax reserves, a tax benefit of $19 million related to the reversal of a valuation allowance in a European subsidiary and tax expense of $19 million related to the establishment of a valuation allowance in another European subsidiary.

For further information, see Note 4, “Summary of Significant Accounting Policies — Impairment of Investments in Affiliates,” Note 6, “Investments in Affiliates and Other Related Party Transactions,” Note 8, “Long-Term Debt,” and Note 9, “Income Taxes,” to the consolidated financial statements included in this Report.

As discussed above, our results for the year ended December 31, 2010, the 2009 Successor Period, the 2009 Predecessor Period and the year ended December 31, 2008, reflect the following items (in millions):

	Successor		Predecessor
		Two Month	Ten Month
	Year Ended	Period Ended	Period Ended	Year Ended
	December 31,	December 31,	November 7,	December 31,
	2010	2009	2009	2008
Goodwill impairment charges	$—	$—	$319	$530
Reorganization items and fresh-start accounting adjustments, net	—	—	(1,475)	—
Costs of restructuring actions, including manufacturing inefficiencies of $5 million in 2010, $1 million in the two month period ended December 31, 2009, $15 million in the ten month period ended November 7, 2009, and $17 million in 2008	69	44	116	194
Fees and expenses related to capital restructuring and other related matters	22	15	24	—
(Gains) losses on the extinguishment of debt	12	—	—	(8)
Impairment of investment in affiliates	—	—	42	34
(Gains) losses related to affiliate transactions	—	2	10	(22)
Tax benefits, net	(52)	(28)	(23)	(9)

This section includes forward-looking statements that are subject to risks and uncertainties. For further information regarding these and other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see Part I — Item 1A, “Risk Factors,” and “— Forward-Looking Statements.”

Results of Operations

In connection with our emergence from Chapter 11 bankruptcy proceedings and the adoption of fresh-start accounting, the results of operations for 2009 separately present the 2009 Successor Period and the 2009 Predecessor Period. Although the 2009 Successor Period and the 2009 Predecessor Period are distinct reporting periods, the effects of emergence and fresh-start accounting did not have a material impact on the comparability of our results of operations between these periods, except as discussed below. Accordingly, references to 2009 results of operations combine the two periods in order to enhance the comparability of such information to both 2010 and 2008. A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Successor				Predecessor
			Two Month		Ten Month
	Year Ended		Period Ended		Period Ended		Year Ended
	December 31,		December 31,		November 7,		December 31,
	2010		2009		2009		2008
Net sales
Seating	$9,395.3	78.6%	$1,251.1	79.1%	$6,561.8	80.4%	$10,726.9	79.0%
Electrical power management systems	2,559.3	21.4	329.8	20.9	1,596.9	19.6	2,843.6	21.0

Net sales	11,954.6	100.0	1,580.9	100.0	8,158.7	100.0	13,570.5	100.0
Gross profit	1,018.3	8.5	72.8	4.6	287.4	3.5	747.6	5.5
Selling, general and administrative expenses	452.7	3.8	71.2	4.5	376.7	4.6	511.5	3.8
Amortization of intangible assets	27.2	0.2	4.5	0.3	4.1	—	5.3	—
Goodwill impairment charges	—	—	—	—	319.0	3.9	530.0	3.9
Interest expense	55.4	0.4	11.1	0.7	151.4	1.9	190.3	1.4
Other (income) expense, net	34.2	0.3	19.8	1.2	(16.6)	(0.2)	51.9	0.4
Reorganization items and fresh-start accounting adjustments, net	—	—	—	—	(1,474.8)	(18.1)	—	—
Provision (benefit) for income taxes	24.6	0.2	(24.2)	(1.5)	29.2	0.4	85.8	0.6
Equity in net (income) loss of affiliates	(37.2)	(0.3)	(1.9)	(0.1)	64.0	0.8	37.2	0.3
Net income (loss) attributable to noncontrolling interests	23.1	0.2	(3.9)	(0.3)	16.2	0.2	25.5	0.2
Net income (loss) attributable to Lear	438.3	3.7	(3.8)	(0.2)	818.2	10.0	(689.9)	(5.1)

Year Ended December 31, 2010, Compared With Year Ended December 31, 2009

Net sales for the year ended December 31, 2010 were $12.0 billion, as compared to $9.7 billion for the year ended December 31, 2009, an increase of $2.2 billion or 23%. Improved global vehicle production volumes positively impacted net sales by $1.9 billion. The impact of new business was largely offset by the impact of selling price reductions.

Gross profit and gross margin were $1.0 billion and 8.5% in 2010, as compared to $360 million and 3.7% in 2009. Improved global vehicle production volumes, as well as favorable operating performance and the benefit of operational restructuring actions, positively impacted gross profit by $727 million. Gross profit also benefited from the impact of new business. These increases were partially offset by the impact of selling price reductions. In addition, gross profit includes operational restructuring costs of $62 million in 2010, as compared to $149 million in 2009. Gross profit in the 2009 Successor Period was negatively impacted by the adoption of fresh-start accounting, which requires inventory to be recorded at fair value upon emergence. An inventory adjustment of $9 million was recognized in cost of sales in the 2009 Successor Period as the inventory was sold. The impact of other fresh start accounting adjustments on gross margin was limited to changes in depreciation expense which were not material.

Selling, general and administrative expenses, including engineering and development expenses, were $453 million for the year ended December 31, 2010, as compared to $448 million for the year ended December 31, 2009. An increase in compensation-related costs in 2010 was partially offset by fees and expenses related to our capital restructuring incurred in the 2009 Predecessor Period. In addition, selling, general and administrative expenses include operational restructuring costs of $7 million in 2010, as compared to $15 million in 2009. As a percentage of net sales, selling, general and administrative expenses declined to 3.8% for the year ended December 31, 2010, as compared to 4.6% for the year ended December 31, 2009, due to the increase in net sales.

Engineering and development costs incurred in connection with the development of new products and manufacturing methods more than one year prior to launch, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses as incurred. Such costs totaled $81 million in 2010 and $83 million in 2009. In certain situations, the reimbursement of pre-production engineering and design costs is contractually guaranteed by, and fully recoverable from, our customers and, therefore, is capitalized. For the years ended December 31, 2010 and 2009, we capitalized $133 million and $117 million, respectively, of such costs.

Amortization of intangible assets was $27 million in 2010, as compared to $5 million in the 2009 Successor Period and $4 million in the 2009 Predecessor Period, as a result of intangible assets recognized in connection with the adoption of fresh start accounting in 2009.

In the 2009 Predecessor Period, we recorded goodwill impairment charges of $319 million, related to our EPMS segment. Our goodwill impairment analysis was based on our distributable value, which was approved by the Bankruptcy Court.

Interest expense was $55 million in 2010, as compared to $163 million in 2009. Interest expense in 2010 reflects lower borrowing levels, as well as lower overall borrowing costs, related to our new capital structure and the results of our March 2010 refinancing. Interest expense in the 2009 Predecessor Period properly excludes $70 million of contractual interest for certain of our pre-petition debt obligations subsequent to filing for bankruptcy protection under Chapter 11, in accordance with GAAP. The benefit of this exclusion was partially offset by interest and fees associated with our debtor-in-possession financing, as well as fees associated with our pre-petition primary credit facility amendments and waivers, in the 2009 Predecessor Period, and interest and fees associated with our first and second lien credit agreements in the 2009 Successor Period.

Other (income) expense, net, which includes non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with our factoring facilities, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the sales of fixed assets and other miscellaneous income and expense, was $34 million in 2010, as compared to $3 million in 2009. The increase in other expense was largely the result of unfavorable foreign exchange in 2010. In addition, we recognized a loss on the extinguishment of debt of $12 million, resulting from the write-off of unamortized debt issuance costs in the first quarter of 2010. In the 2009 Successor Period and 2009 Predecessor Period, we recognized losses of $2 million and $10 million, respectively, related to a transaction with an affiliate.

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

In 2010, the provision for income taxes was $25 million, representing an effective tax rate of 5.5% on a pretax income of $449 million. In the 2009 Successor Period, the benefit for income taxes was $24 million, representing an effective tax rate of 71.6% on a pretax loss of $34 million. In the 2009 Predecessor Period, the provision for income taxes was $29 million, representing an effective tax rate of 3.1% on pretax income of $928 million. The provision for income taxes in 2010 was impacted by the mix of earnings among tax jurisdictions, as well as a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Additionally, the provision was impacted by tax benefits of $33 million, including interest and penalties, related to reductions in recorded tax reserves, as well as net tax benefits of $19 million related to restructuring, a tax law change in Mexico, the reduction of a valuation allowance in a foreign subsidiary and various other items. The provision for income taxes in 2009 primarily relates to profitable foreign operations, as well as withholding taxes on royalties and dividends paid by our foreign subsidiaries. In addition, we incurred losses in several countries that provided no tax benefits due to valuation allowances on our deferred tax assets in those countries. The provision was also impacted by a portion of our restructuring charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Additionally, the benefit in the 2009 Successor Period was impacted by a tax benefit of $28 million primarily related to the settlement of a tax matter in a foreign jurisdiction. The provision in the 2009 Predecessor Period was impacted by a tax benefit of $23 million related to reorganization items and fresh-start accounting adjustments, as well as $319 million of goodwill impairment charges, which were not deductible. Excluding these items, the effective tax rate in 2010 and 2009 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items. Further, our current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries, particularly the United States. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowances are eliminated. Accordingly, income taxes are impacted by the U.S. and foreign valuation allowances and the mix of earnings among jurisdictions.

Equity in net income of affiliates was $37 million for the year ended December 31, 2010, as compared to equity in net loss of affiliates of $62 million for the year ended December 31, 2009, reflecting the improved operating performance of our equity affiliates. In addition, we recognized impairment charges of $42 million related to our investments in two equity affiliates in the 2009 Predecessor Period.

Net income (loss) attributable to Lear was $438 million in 2010, as compared to a net loss of $4 million in the 2009 Successor Period and net income of $818 million in the 2009 Predecessor Period, for the reasons discussed above.

Reportable Operating Segments

We have two reportable operating segments: seating, which includes seat systems and related components, such as seat frames, recliner mechanisms, seat tracks, seat trim covers, headrests and seat foam, and EPMS, which includes wiring, connectors, junction boxes and various other components of electrical distribution systems for traditional powertrain vehicles, as well as a new generation of hybrid and electric vehicles. The financial information presented below is for our two reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s income (loss) before goodwill impairment charges, interest expense, other (income) expense, reorganization items and fresh-start accounting adjustments, provision (benefit) for income taxes and equity in net (income) loss of affiliates (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under GAAP. Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income (loss) attributable to Lear, net cash provided by (used in) operating activities or other statement of operations or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income (loss) before provision (benefit) for income taxes and equity in net (income) loss of affiliates, see Note 14, “Segment Reporting,” to the consolidated financial statements included in this Report.

Seating —

A summary of the financial measures for our seating segment is shown below (dollar amounts in millions):

	Successor		Predecessor
		Two Month	Ten Month
	Year Ended	Period Ended	Period Ended
	December 31,	December 31,	November 7,
	2010	2009	2009
Net sales	$9,395.3	$1,251.1	$6,561.8
Segment earnings(1)	655.0	52.4	184.9
Margin	7.0%	4.2%	2.8%

(1)	See definition above.

Seating net sales were $9.4 billion for the year ended December 31, 2010, as compared to $7.8 billion for the year ended December 31, 2009, an increase of $1.6 billion or 20%. Improved global vehicle production volumes positively impacted net sales by $1.5 billion. Segment earnings, including restructuring costs, and the related margin on net sales were $655 million and 7.0% in 2010, as compared to $237 million and 3.0% in 2009. Improved global vehicle production volumes and the benefit of our restructuring and other operating performance actions positively impacted segment earnings by $549 million collectively. These increases were partially offset by the impact of selling price reductions and an increase in amortization expense as a result of intangible assets recognized in connection with the adoption of fresh-start accounting in 2009. In 2010, we incurred costs of $48 million related to our restructuring actions in the seating segment, as compared to $79 million in 2009. Segment earnings were negatively impacted in the 2009 Predecessor Period by fees and expenses of $3 million related to our capital restructuring and in the 2009 Successor Period by the adoption of fresh-start accounting, which requires inventory to be recorded at fair value upon emergence. An inventory adjustment of $3 million was recognized in cost of sales in the 2009 Successor Period as the inventory was sold. The impact of other fresh start accounting adjustments on segment earnings was limited to changes in depreciation expense which were not material.

EPMS —

A summary of the financial measures for our EPMS segment is shown below (dollar amounts in millions):

	Successor		Predecessor
		Two Month	Ten Month
	Year Ended	Period Ended	Period Ended
	December 31,	December 31,	November 7,
	2010	2009	2009
Net sales	$2,559.3	$329.8	$1,596.9
Segment earnings(1)	100.5	(24.5)	(131.3)
Margin	3.9%	(7.4)%	(8.2)%

(1)	See definition above.

EPMS net sales were $2.6 billion for the year ended December 31, 2010, as compared to $1.9 billion for the year ended December 31, 2009, an increase of $633 million or 33%. Improved global vehicle production volumes and the impact of new business positively impacted net sales by $393 million and $276 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $101 million and 3.9% in 2010, as compared to ($156) million and (8.1)% in 2009. Improved global vehicle production volumes, the benefit of our restructuring and other operating performance actions and the impact of new business positively impacted segment earnings by $242 million collectively. These increases were partially offset by the impact of selling price reductions. In 2010, we incurred costs of $19 million related to our restructuring actions in the EPMS segment, as compared to $79 million in 2009. Segment earnings were negatively impacted in the 2009 Successor Period by the adoption of fresh-start accounting, which requires inventory to be recorded at fair value upon emergence. An inventory adjustment of $6 million was recognized in cost of sales in the 2009 Successor Period as the inventory was sold. The impact of other fresh start accounting adjustments on segment earnings was limited to changes in depreciation and amortization expense which were not material.

Other —

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

	Successor		Predecessor
		Two Month	Ten Month
	Year Ended	Period Ended	Period Ended
	December 31,	December 31,	November 7,
	2010	2009	2009
Net sales	$—	$—	$—
Segment earnings(1)	(217.1)	(30.8)	(147.0)
Margin	N/A	N/A	N/A

(1)	See definition above.

Our other category includes unallocated corporate and geographic headquarters costs, as well as the elimination of intercompany activity. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Segment earnings related to our other category were ($217) million in 2010, as compared to ($178) million in 2009, primarily due to an increase in compensation-related costs in 2010. In 2010, we incurred costs of $2 million related to our restructuring actions, as compared to $6 million in 2009. Segment earnings were negatively impacted in the 2009 Predecessor Period by fees and expenses of $21 million related to our capital restructuring.

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

Gross profit and gross margin were $360 million and 3.7% in 2009, as compared to $748 million and 5.5% in 2008. Lower industry production volumes in North America and Europe reduced gross profit by $699 million. Gross profit was also negatively impacted by net selling price reductions. The benefit of our productivity and restructuring actions partially offset these decreases in gross profit. Gross profit was negatively impacted in the 2009 Successor Period by the adoption of fresh-start accounting, which requires inventory to be recorded at fair value upon emergence. This inventory adjustment of $9 million was recognized in cost of sales in the 2009 Successor Period as the inventory was sold. The impact of other fresh start accounting adjustments on gross margin was limited to changes in depreciation expense which were not material.

Selling, general and administrative expenses, including engineering and development expenses, were $448 million for the year ended December 31, 2009, as compared to $512 million for the year ended December 31, 2008. As a percentage of net sales, selling, general and administrative expenses were 4.6% and 3.8% in 2009 and 2008, respectively. The decrease in selling, general and administrative expenses was primarily due to favorable cost performance in 2009, including lower compensation-related expenses, as well as reduced engineering and development expenses and the impact of net foreign exchange rate fluctuations. These decreases were partially offset by fees and expenses of $24 million related to our capital restructuring incurred in the 2009 Predecessor Period.

Engineering and development costs incurred in connection with the development of new products and manufacturing methods more than one year prior to launch, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses as incurred. Such costs totaled $83 million in 2009 and $113 million in 2008. In certain situations, the reimbursement of pre-production engineering and design costs is contractually guaranteed by, and fully recoverable from, our customers and, therefore, is capitalized. For the years ended December 31, 2009 and 2008, we capitalized $116 million and $137 million, respectively, of such costs.

In the 2009 Predecessor Period, we recorded goodwill impairment charges of $319 million, related to our EPMS segment. Our goodwill impairment analysis was based on our distributable value, which was approved by the Bankruptcy Court. In 2008, we recorded goodwill impairment charges of $530 million, related to our EPMS segment, primarily as a result of significant declines in estimated production volumes.

Interest expense was $163 million in 2009, as compared to $190 million in 2008. Interest expense in the 2009 Predecessor Period properly excludes $70 million of contractual interest for certain of our pre-petition debt obligations subsequent to filing for bankruptcy protection under Chapter 11, in accordance with GAAP. The benefit of this exclusion was partially offset by interest and fees associated with our debtor-in-possession financing, as well as fees associated with our pre-petition primary credit facility amendments and waivers, in the 2009 Predecessor Period, and interest and fees associated with our first and second lien credit agreements in the 2009 Successor Period.

Other (income) expense, net, which includes non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with our asset-backed securitization and factoring facilities, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the sales of fixed assets and other miscellaneous income and expense, was $3 million in 2009, as compared to $52 million in 2008. In the 2009 Successor Period and 2009 Predecessor Period, we recognized losses of $2 million and $10 million, respectively, related to a transaction with an affiliate. The impact of this transaction was more than offset by an increase in foreign exchange gains. In 2008, we recognized gains of $22 million related to the sales of our interests in two affiliates, as well as a gain of $8 million on the extinguishment of debt.

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

Equity in net loss of affiliates was $62 million for the year ended December 31, 2009, as compared to equity in net loss of affiliates of $37 million for the year ended December 31, 2008. In the 2009 Predecessor Period, we recognized impairment charges of $42 million related to our investments in two equity affiliates. In 2008, we recognized an impairment charge of $34 million related to our investment in an affiliate.

Net income (loss) attributable to Lear was ($4) million in the 2009 Successor Period and $818 million in the 2009 Predecessor Period, as compared to ($690) million in 2008, for the reasons discussed above.

Reportable Operating Segments

For a description of our reportable operating segments, see “Year Ended December 31, 2010, Compared With Year Ended December 31, 2009 — Reportable Operating Segments” above.

Seating —

A summary of the financial measures for our seating segment is shown below (dollar amounts in millions):

	Successor	Predecessor
	Two Month	Ten Month
	Period Ended	Period Ended	Year Ended
	December 31,	November 7,	December 31,
	2009	2009	2008
Net sales	$1,251.1	$6,561.8	$10,726.9
Segment earnings(1)	52.4	184.9	386.7
Margin	4.2%	2.8%	3.6%

(1)	See definition above.

Seating net sales were $7.8 billion for the year ended December 31, 2009, as compared to $10.7 billion for the year ended December 31, 2008, a decrease of $2.9 billion or 27.2%. Lower industry production volumes in North America and Europe, as well as the impact of net foreign exchange rate fluctuations, negatively impacted net sales by $2.5 billion and $355 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $237 million and 3.0% in 2009, as compared to $387 million and 3.6% in 2008. Lower industry production volumes in North America and Europe reduced segment earnings by $499 million. Segment earnings were also negatively impacted by net selling price reductions. The benefit of our productivity and restructuring actions partially offset these decreases in segment earnings. Segment earnings were negatively impacted in the 2009 Predecessor Period by fees and expenses of $3 million related to our capital restructuring and in the 2009 Successor Period by the adoption of fresh-start accounting, which requires inventory to be recorded at fair value upon emergence. An inventory adjustment of $3 million was recognized in cost of sales in the 2009 Successor Period as the inventory was sold. In addition, we incurred costs of $79 million in 2009 related to our restructuring actions in the seating segment, as compared to $133 million in 2008.

EPMS —

A summary of the financial measures for our EPMS segment is shown below (dollar amounts in millions):

	Successor	Predecessor
	Two Month	Ten Month
	Period Ended	Period Ended	Year Ended
	December 31,	November 7,	December 31,
	2009	2009	2008
Net sales	$329.8	$1,596.9	$2,843.6
Segment earnings(1)	(24.5)	(131.3)	44.7
Margin	(7.4)%	(8.2)%	1.6%

(1)	See definition above.

EPMS net sales were $1.9 billion for the year ended December 31, 2009, as compared to $2.8 billion for the year ended December 31, 2008, a decrease of $917 million or 32.2%. Lower industry production volumes in North America and Europe, as well as the impact of net foreign exchange rate fluctuations, negatively impacted net sales by $687 million and $50 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were ($156) million and (8.1)% in 2009, as compared to $45 million and 1.6% in 2008. Lower industry production volumes in North America and Europe reduced segment earnings by $200 million. Segment earnings were also negatively impacted by net selling price reductions. The benefit of our productivity and restructuring actions partially offset these decreases in segment earnings. Segment earnings were negatively impacted in the 2009 Successor Period by the adoption of fresh-start accounting, which requires inventory to be recorded at fair value upon emergence. An inventory adjustment of $6 million was recognized in cost of sales in the 2009 Successor Period as the inventory was sold. In addition, we incurred costs of $79 million in 2009 related to our restructuring actions in the EPMS segment, as compared to $31 million in 2008.

Other —

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

	Successor	Predecessor
	Two Month	Ten Month
	Period Ended	Period Ended	Year Ended
	December 31,	November 7,	December 31,
	2009	2009	2008
Net sales	$—	$—	$—
Segment earnings(1)	(30.8)	(147.0)	(200.6)
Margin	N/A	N/A	N/A

(1)	See definition above.

Our other category includes unallocated corporate and geographic headquarters costs, as well as the elimination of intercompany activity. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Segment earnings related to our other category were ($178) million in 2009, as compared to ($201) million in 2008, primarily due to savings from our restructuring and other cost improvement actions. These savings were partially offset by fees and expenses of $21 million related to our capital restructuring incurred in the 2009 Predecessor Period. In addition, we incurred costs of $6 million in 2009 related to our restructuring actions, as compared to $24 million in 2008.

Liquidity and Financial Condition

Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, operational restructuring actions and debt service requirements. Our principal sources of liquidity are cash flows from operating activities and our existing cash balance. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and the combination of dividends, royalties, intercompany loan repayments and other distributions and advances from our subsidiaries to provide the funds necessary to meet our obligations. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information regarding potential dividends from our non-U.S. subsidiaries, see Note 9, “Income Taxes,” to the consolidated financial statements included in this Report.

Cash Flows

Net cash provided by operating activities was $622 million in 2010, as compared to net cash used in operating activities of $175 million in 2009. The increase primarily reflects higher earnings before the impact of reorganization items and fresh-start accounting adjustments and goodwill impairment charges recorded in 2009. The net change in sold accounts receivable, which reflects the termination of our European accounts receivable factoring facility in 2009, and the net change in working capital benefited operating cash flow between years by $139 million and $54 million, respectively. This benefit was partially offset by the net change in recoverable customer engineering, development and tooling, which resulted in a decrease in operating cash flow between years of $42 million. In the year ended December 31, 2010, increases in accounts receivable and accounts payable resulted in a use of cash of $291 million and a source of cash of $318 million, respectively, primarily reflecting the impact of increased production volumes. The impact of increases in inventories, other current assets and accrued liabilities were largely offsetting.

Net cash used in investing activities was $192 million in 2010, as compared to $92 million in 2009, reflecting an increase in capital expenditures of $75 million between years. Capital spending in 2011 is estimated at approximately $250 million.

Net cash used in financing activities was $321 million in 2010, as compared to net cash provided by financing activities of $195 million in 2009. In 2010, the repayment of $925 million of term loans under our first and second lien credit agreements and $43 million of other debt outstanding was largely offset by $680 million of net proceeds related to the issuance of our senior unsecured notes. In 2009, we borrowed $375 million under the first lien credit agreement and prepaid $50 million under the second lien credit agreement. In addition, we paid $71 million in debt issuance costs related to our pre-petition primary credit facility, our debtor-in-possession financing and our first and second lien credit agreements. We also prepaid $50 million of Series A preferred stock. For further information regarding our 2010 and 2009 financing transactions, see “— Capitalization” below.

Capitalization

In addition to cash provided by operating activities, we utilize uncommitted lines of credit to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries. As of December 31, 2010 and 2009, our outstanding short-term debt balance was $4 million and $37 million, respectively. The weighted average short-term interest rate on our short-term debt balances, excluding rates under our prior year primary credit facility and senior notes, was 2.6% and 3.8% for the years ended December 31, 2010 and 2009, respectively. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors.

Senior Notes

On March 26, 2010, we issued $350 million in aggregate principal amount at maturity of senior unsecured notes due 2018 at a stated coupon rate of 7.875% (the “2018 Notes”) and $350 million in aggregate principal amount at maturity of senior unsecured notes due 2020 at a stated coupon rate of 8.125% (the “2020 Notes” and together with the 2018 Notes, the “Notes”). The 2018 Notes were priced at 99.276% of par, resulting in a yield to maturity of 8.00%, and the 2020 Notes were priced at 99.164% of par, resulting in a yield to maturity of 8.25%. The net proceeds from the issuance of the Notes, together with existing cash on hand, were used to repay in full an aggregate amount of $925 million of term loans provided under our first and second lien credit agreements (described below).

Interest is payable on the Notes on March 15 and September 15 of each year, beginning September 15, 2010. The 2018 Notes mature on March 15, 2018, and the 2020 Notes mature on March 15, 2020. As of December 31, 2010, we had $695 million of Notes outstanding. The indenture governing the Notes contain certain restrictive covenants and customary events of default. As of December 31, 2010, we were in compliance with all covenants under the indenture governing the Notes.

The Notes are senior unsecured obligations. Our obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain domestic subsidiaries, which are directly or indirectly 100% owned by Lear.

For further information related to the Notes, including information on early redemption, covenants and events of default, see Note 8, “Long-Term Debt,” to the consolidated financial statements included in this Report and the indenture (as amended and supplemented) governing the Notes, which has been incorporated by reference as an exhibit to this Report.

First and Second Lien Credit Agreements and Revolving Credit Facility

In connection with our emergence from Chapter 11 bankruptcy proceedings, we entered into a first lien credit agreement (as amended, restated or otherwise modified, the “first lien credit agreement”) and a second lien credit agreement in the fourth quarter of 2009. The first lien credit agreement provided for the issuance of $375 million of term loans, and the second lien credit agreement provided for the issuance of $550 million of term loans. As described above, in March 2010, we repaid in full amounts outstanding under the first and second lien credit agreements.

Effective March 19, 2010, we entered into an amendment and restatement of the first lien credit agreement, which provides for a $110 million revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility permits borrowings for general corporate and working capital purposes and the issuance of letters of credit. The commitments under the Revolving Credit Facility expire on March 18, 2013. As of December 31, 2010, there were no borrowings outstanding under the Revolving Credit Facility, and we were in compliance with all covenants under the agreement governing the Revolving Credit Facility.

For further information related to the Revolving Credit Facility, including information on pricing, covenants and events of default, see Note 8, “Long-Term Debt,” to the consolidated financial statements included in this Report and the amended and restated first lien credit agreement, which has been incorporated by reference as an exhibit to this Report.

Also on March 19, 2010, we amended the first lien credit agreement to facilitate the issuance of the Notes and the repayment of amounts outstanding under the second lien credit agreement. The amendment also provides for the repurchase of certain amounts of the Notes and for a limited amount of cash dividend payments or repurchases of our common stock, when certain terms and conditions are met.

Contractual Obligations

Our scheduled maturities of long-term debt, our scheduled interest payments on the Notes and our lease commitments under non-cancelable operating leases as of December 31, 2010, are shown below (in millions):

	2011	2012	2013	2014	2015	Thereafter	Total

Long-term debt maturities	$—	$—	$—	$—	$—	$694.9	$694.9
Scheduled interest payments	56.0	56.0	56.0	56.0	56.0	196.9	476.9
Lease commitments	68.8	48.6	39.0	28.9	21.0	33.8	240.1

Total	$124.8	$104.6	$95.0	$84.9	$77.0	$925.6	$1,411.9

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

We may be required to make significant cash outlays related to our unrecognized tax benefits, including interest and penalties. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, including interest and penalties and excluding federal tax benefit where applicable, of $45 million as of December 31, 2010, have been excluded from the contractual obligations table above. For further information related to our unrecognized tax benefits, see Note 9, “Income Taxes,” to the consolidated financial statements included in this Report.

We also have minimum funding requirements with respect to our pension obligation. Based on these minimum funding requirements, we expect required contributions to be approximately $5 to $10 million to our domestic and foreign pension plans in 2011. We may elect to make contributions in excess of the minimum funding requirements in response to investment performance or changes in interest rates or when we believe that it is financially advantageous to do so and based on our other cash requirements. Our minimum funding requirements after 2011 will depend on several factors, including investment performance and interest rates. Our minimum funding requirements may also be affected by changes in applicable legal requirements. We also have payments due with respect to our postretirement benefit obligation. We do not fund our postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees. We expect payments related to our postretirement benefit obligation to be approximately $11 million in 2011.

We also have a defined contribution retirement program for our salaried employees. Contributions to this program are determined as a percentage of each covered employee’s eligible compensation and are expected to be approximately $14 million in 2011. In addition, we expect distributions to participants in certain of our non-qualified defined benefit plans to be approximately $7 million in 2011.

For further information related to our pension and other postretirement benefit plans, see “— Other Matters — Pension and Other Postretirement Benefit Plans” and Note 10, “Pension and Other Postretirement Benefit Plans,” to the consolidated financial statements included in this Report.

Off-Balance Sheet Arrangements

Guarantees and Commitments — We guarantee 49% of certain of the debt of Tacle Seating USA, LLC. As of December 31, 2010, the aggregate amount of debt guaranteed was approximately $2 million.

Dividends

See Item 5, “Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Adequacy of Liquidity Sources

As of December 31, 2010, we had approximately $1.7 billion of cash and cash equivalents on hand, which we believe will enable us to meet our liquidity needs to satisfy ordinary course business obligations. However, our ability to continue to meet such liquidity needs is subject to, and will be affected by, cash flows from operations, including the impact of restructuring activities, automotive industry conditions, the financial condition of our customers and suppliers and other related factors. Additionally, an economic downturn or reduction in production levels could negatively impact our financial condition. Furthermore, our future financial results will be affected by cash flows from operations, including the impact of restructuring activities, and will also be subject to certain factors outside of our control, including those described above. See Part I — Item 1A, “Risk Factors,” “— Executive Overview” above and “— Forward-Looking Statements” below for further discussion of the risks and uncertainties affecting our cash flows from operations and overall liquidity.

Market Risk Sensitivity

In the normal course of business, we are exposed to market risks associated with fluctuations in foreign exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments in accordance with management’s guidelines. We enter into all hedging transactions for periods consistent with the underlying exposures. We do not enter into derivative instruments for trading purposes.

Foreign Exchange

Operating results may be impacted by our buying, selling and financing in currencies other than the functional currency of our operating companies (“transactional exposure”). We may mitigate a portion of this risk by entering into forward foreign exchange, futures and option contracts. The foreign exchange contracts are executed with banks that we believe are creditworthy. Gains and losses related to foreign exchange contracts are deferred where appropriate and included in the measurement of the foreign currency transaction subject to the hedge. Gains and losses incurred related to foreign exchange contracts are generally offset by the direct effects of currency movements on the underlying transactions.

Our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Chinese renminbi, the Canadian dollar and the Japanese yen. We have performed a quantitative analysis of our overall currency rate exposure as of December 31, 2010. The potential earnings benefit related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies to which it is exposed for a twelve-month period is approximately $22 million. The potential earnings benefit related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies to which it is exposed for a twelve-month period is approximately $15 million.

As of December 31, 2010, foreign exchange contracts representing $315 million of notional amount were outstanding with maturities of less than 12 months. As of December 31, 2010, the fair value of these contracts was approximately ($1) million. A 10% change in the value of the U.S. dollar relative to all other currencies to which it is exposed would result in a $7 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies to which it is exposed would result in a $4 million change in the aggregate fair value of these contracts. As of December 31, 2009, there were no foreign exchange contracts outstanding.

There are certain shortcomings inherent in the sensitivity analysis presented. The analysis assumes that all currencies would uniformly strengthen or weaken relative to the U.S. dollar or Euro. In reality, some currencies may strengthen while others may weaken, causing the earnings impact to increase or decrease depending on the currency and the direction of the rate movement.

In addition to the transactional exposure described above, our operating results are impacted by the translation of our foreign operating income into U.S. dollars (“translational exposure”). In 2010, net sales outside of the United States accounted for 82% of our consolidated net sales, although certain non-U.S. sales are U.S. dollar denominated. We do not enter into foreign exchange contracts to mitigate our translational exposure.

Interest Rates

Historically, we have used interest rate swap and other derivative contracts to manage our exposure to variable interest rates on outstanding variable rate debt instruments indexed to U.S. or European Monetary Union short-term money market rates. As of December 31, 2010 and 2009, there were no interest rate contracts outstanding. We will continue to evaluate, and may use, derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage our exposures to fluctuations in interest rates in the future.

Commodity Prices

Raw material, energy and commodity costs have been extremely volatile over the past several years. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, which include cost reduction actions, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. These costs remain volatile and could have an adverse impact on our operating results in the foreseeable future. See Part I — Item 1A, “Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance,” and “—  Forward-Looking Statements.”

We have commodity price risk with respect to purchases of certain raw materials, including steel, leather, resins, chemicals, copper and diesel fuel. Our main cost exposures relate to steel and copper. The majority of the steel used in our products is comprised of components that are integrated into a seat system, such as seat frames, recliner mechanisms, seat tracks and mechanical components. Therefore, our exposure to steel prices is primarily indirect, through these purchased components. Approximately 80% of our copper purchases are subject to price index agreements with our customers.

In certain periods, we have used derivative instruments to reduce our exposure to fluctuations in certain commodity prices, including copper. As of December 31, 2010 and 2009, there were no commodity swap contracts outstanding. We will continue to evaluate, and may use, derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage our exposures to commodity prices in the future.

For further information related to the financial instruments described above, see Note 15, “Financial Instruments,” to the consolidated financial statements included in this Report.

Other Matters

Legal and Environmental Matters

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of December 31, 2010, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $23 million. In addition, as of December 31, 2010, we had recorded reserves for product liability claims and environmental matters of $44 million and $3 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Part I — Item 1A, “Risk Factors.” For a more complete description of our outstanding material legal proceedings, see Note 13, “Commitments and Contingencies,” to the consolidated financial statements included in this Report.

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

Pre-Production Costs Related to Long-Term Supply Arrangements

We incur pre-production engineering and development (“E&D”) and tooling costs related to the products produced for our customers under long-term supply agreements. We expense all pre-production E&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, we expense all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which we do not have a non-cancelable right to use the tooling.

A change in the commercial arrangements affecting any of our significant programs that would require us to expense E&D or tooling costs that we currently capitalize could have a material adverse impact on our operating results.

Impairment of Goodwill

As of December 31, 2010 and 2009, we had recorded goodwill of $615 million and $621 million, respectively. Goodwill recorded as of December 31, 2010 and 2009, reflects the adoption of fresh-start accounting (see Note 3, “Fresh-Start Accounting,” to the consolidated financial statements included in this Report). Goodwill is not amortized but is tested for impairment on at least an annual basis. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment is more likely than not to have occurred. In conducting our impairment testing, we compare the fair value of each of our reporting units to the related net book value. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. We conduct our annual impairment testing as of the first day of the fourth quarter.

We utilize an income approach to estimate the fair value of each of our reporting units and a market valuation approach to further support this analysis. The income approach is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. This approach also mitigates the impact of cyclical trends that occur in the industry. Fair value is estimated using recent automotive industry and specific platform production volume projections, which are based on both third-party and internally developed forecasts, as well as commercial, wage and benefit, inflation and discount rate assumptions. The discount rate used is the value-weighted average of our estimated cost of equity and of debt (“cost of capital”) derived using both known and estimated customary market metrics. Our weighted average cost of capital is adjusted by reporting unit to reflect a risk factor, if necessary. Other significant assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions to this analysis, we believe that the income approach provides a reasonable estimate of the fair value of our reporting units. The market valuation approach is used to further support our analysis and is based on recent transactions involving comparable companies.

Our 2010 annual goodwill impairment analysis, completed as of the first day of the fourth quarter, resulted in no impairment. We do not believe that any of our reporting units is at risk for impairment.

In the 2009 Predecessor Period, our annual goodwill impairment analysis, completed as of the first day of the fourth quarter, was based on our distributable value, which was approved by the Bankruptcy Court, and resulted in impairment charges of $319 million related to our EPMS segment. For further information on our distributable value, see Note 3, “Fresh-Start Accounting” to the consolidated financial statements included in this Report.

Our 2008 annual goodwill impairment analysis indicated a significant decline in the fair value of our EPMS segment, as well as an impairment of the related goodwill. The decline in fair value resulted from unfavorable operating results, primarily as a result of the significant decline in estimated industry production volumes. We evaluated the net book value of goodwill within our EPMS segment by comparing the fair value of each reporting unit to the related net book value. As a result, we recorded total goodwill impairment charges of $530 million.

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

In the year ended December 31, 2010, the 2009 Predecessor Period and the year ended December 31, 2008, we recognized fixed asset impairment charges of $4 million, $6 million and $18 million, respectively, in conjunction with our restructuring actions, as well as an additional $3 million of fixed asset impairment charges in 2010. See Note 5, “Restructuring,” to the consolidated financial statements included in this Report.

Impairment of Investments in Affiliates

As of December 31, 2010 and 2009, we had aggregate investments in affiliates of $173 million and $139 million, respectively. We monitor our investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If we determine that an other-than-temporary decline in value has occurred, we recognize an impairment loss, which is measured as the difference between the recorded book value and the fair value of the investment. Fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values. A deterioration in industry conditions and decline in the operating results of our non-consolidated affiliates could result in the impairment of our investments.

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

Approximately 12% of our active workforce is covered by defined benefit pension plans. Approximately 2% of our active workforce is covered by other postretirement benefit plans. Pension plans provide benefits based on plan-specific benefit formulas as defined by the applicable plan documents. Postretirement benefit plans generally provide for the continuation of medical benefits for all eligible employees. We also have contractual arrangements with certain employees which provide for supplemental retirement benefits. In general, our policy is to fund our pension benefit obligation based on legal requirements, tax and liquidity considerations and local practices. We do not fund our postretirement benefit obligation.

As of December 31, 2010, our projected benefit obligations related to our pension and other postretirement benefit plans were $920 million and $178 million, respectively, and our unfunded pension and other postretirement benefit obligations were $138 million and $178 million, respectively. These benefit obligations were valued using a weighted average discount rate of 5.45% and 5.00% for domestic pension and other postretirement benefit plans, respectively, and 5.20% and 5.60% for foreign pension and other postretirement benefit plans, respectively. The determination of the discount rate is based on the construction of a hypothetical bond portfolio consisting of high-quality fixed income securities with durations that match the timing of expected benefit payments. Changes in the selected discount rate could have a material impact on our projected benefit obligations and the unfunded status of our pension and other postretirement benefit plans. Decreasing the discount rate by 100 basis points would have increased the projected benefit obligations and unfunded status of our pension and other postretirement benefit plans by approximately $130 million and $20 million, respectively.

For the year ended December 31, 2010, net periodic pension benefit cost was $7 million and net periodic other postretirement benefit cost was $10 million. In 2010, net periodic pension benefit cost was calculated using a variety of assumptions, including a weighted average discount rate of 5.96% for domestic and 5.88% for foreign plans and an expected return on plan assets of 8.00% for domestic and 6.92% for foreign plans. The expected return on plan assets is determined based on several factors, including adjusted historical returns, historical risk premiums for various asset classes and target asset allocations within the portfolio. Adjustments made to the historical returns are based on recent return experience in the equity and fixed income markets and the belief that deviations from historical returns are likely over the relevant investment horizon. In 2010, net periodic other postretirement benefit cost was calculated using a discount rate of 5.5% for domestic and 6.6% for foreign plans.

Aggregate net periodic pension and other postretirement benefit cost is forecasted to be approximately $12 million in 2011. This estimate is based on a weighted average discount rate of 5.5% and 5.3% for domestic and foreign pension plans, respectively, and 5.0% and 5.6% for domestic and foreign other postretirement benefit plans, respectively. Actual cost is also dependent on various other factors related to the employees covered by these plans. Adjustments to our actuarial assumptions could have a material adverse impact on our operating results. Decreasing the discount rate by 100 basis points would increase net periodic pension and other postretirement benefit cost each by approximately $1 million for the year ended December 31, 2011. Decreasing the expected return on plan assets by 100 basis points would increase net periodic pension benefit cost by approximately $8 million for the year ended December 31, 2011.

For further information related to our pension and other postretirement benefit plans, see “ — Liquidity and Financial Condition — Capitalization — Contractual Obligations” above and Note 10, “Pension and Other Postretirement Benefit Plans,” to the consolidated financial statements included in this Report.

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

We receive purchase orders from our customers on an annual basis. Generally, each purchase order provides the annual terms, including pricing, related to a particular vehicle model. Purchase orders do not specify quantities. We recognize revenue based on the pricing terms included in our annual purchase orders as our products are shipped to our customers. We are asked to provide our customers with annual productivity price reductions as part of certain agreements. We accrue for such amounts as a reduction of revenue as our products are shipped to our customers. In addition, we have ongoing adjustments to our pricing arrangements with our customers based on the related content, the cost of our products and other commercial factors. Such pricing accruals are adjusted as they are settled with our customers.

Income Taxes

We account for income taxes in accordance with GAAP. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

We continue to maintain a valuation allowance related to our net deferred tax assets in the United States and several foreign jurisdictions. As of December 31, 2010, we had valuation allowances of $1.4 billion related to tax loss and credit carryforwards and other deferred tax assets in the United States and several foreign jurisdictions. Our current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries, particularly the United States. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated.

In addition, the calculation of our tax benefits and liabilities includes uncertainties in the application of, and changes in, complex tax regulations in a multitude of jurisdictions across our global operations. We recognize tax benefits and liabilities based on our estimate of whether, and the extent to which, additional taxes will be due. We adjust these liabilities based on changing facts and circumstances; however, due to the complexity of some of these uncertainties and the impact of any tax audits, the ultimate resolutions may differ significantly from our estimated liabilities.

For further information related to income taxes, see Note 9, “Income Taxes,” to the consolidated financial statements included in this Report.

Fair Value Measurements

We measure certain assets and liabilities at fair value on a non-recurring basis using unobservable inputs (Level 3 input based on the GAAP fair value hierarchy). For further information on these fair value measurements, see “— Impairment of Goodwill,” “— Impairment of Long-Lived Assets,” “— Restructuring” and “— Impairment of Investments in Affiliates” above and “— Adoption of Fresh-Start Accounting” below.

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

Our reorganization value was allocated to our assets in conformity with the procedures specified by Financial Accounting Standards Board (“FASB”) Accounting Standards Codificationtm (“ASC”) 805, “Business Combinations.” The excess of reorganization value over the fair value of tangible and identifiable intangible assets was recorded as goodwill. Liabilities existing as of the date of our emergence from Chapter 11 bankruptcy proceedings, other than deferred taxes, were recorded at the present value of amounts expected to be paid using appropriate risk adjusted interest rates. Deferred taxes were determined in conformity with applicable income tax accounting standards. Predecessor accumulated depreciation, accumulated amortization, retained deficit, common stock and accumulated other comprehensive loss were eliminated.

For further information on fresh-start accounting, see Note 3, “Fresh-Start Accounting,” to the consolidated financial statements included in this Report.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2010, there were no material changes in the methods or policies used to establish estimates and assumptions. The adoption of fresh-start accounting required significant estimation and judgment. See Note 3, “Fresh-Start Accounting,” to the consolidated financial statements included in this Report. Other matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of fixed and intangible assets, unsettled pricing discussions with customers and suppliers, restructuring accruals, deferred tax asset valuation allowances and income taxes, pension and other postretirement benefit plan assumptions, accruals related to litigation, warranty and environmental remediation costs and self-insurance accruals. Actual results may differ significantly from our estimates.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “forecasts” and similar expressions identify certain of these forward-looking statements. We also may provide forward-looking statements in oral statements or other written materials released to the public. All such forward-looking statements contained or incorporated in this Report or in any other public statements which address operating performance, events or developments that we expect or anticipate may occur in the future, including, without limitation, statements related to business opportunities, awarded sales contracts, sales backlog and ongoing commercial arrangements, or statements expressing views about future operating results, are forward-looking statements. Actual results may differ materially from any or all forward-looking statements made by us. Important factors, risks and uncertainties that may cause actual results to differ materially from anticipated results include, but are not limited to:

•	general economic conditions in the markets in which we operate, including changes in interest rates or currency exchange rates;

•	the financial condition and restructuring actions of our customers and suppliers;

•	changes in actual industry vehicle production levels from our current estimates;

•	fluctuations in the production of vehicles or the loss of business with respect to, or the lack of commercial success of, a vehicle model for which we are a significant supplier;

•	disruptions in the relationships with our suppliers;

•	labor disputes involving us or our significant customers or suppliers or that otherwise affect us;

•	the outcome of customer negotiations and the impact of customer-imposed price reductions;

•	the impact and timing of program launch costs and our management of new program launches;

•	the costs, timing and success of restructuring actions;

•	increases in our warranty, product liability or recall costs;

•	risks associated with conducting business in foreign countries;

•	competitive conditions impacting us and our key customers and suppliers;

•	the cost and availability of raw materials, energy, commodities and product components and our ability to mitigate such costs;

•	the outcome of legal or regulatory proceedings to which we are or may become a party;

•	the impact of pending legislation and regulations or changes in existing federal, state, local or foreign laws or regulations;

•	unanticipated changes in cash flow, including our ability to align our vendor payment terms with those of our customers;

•	limitations imposed by our existing indebtedness and our ability to access capital markets on commercially reasonable terms;

•	impairment charges initiated by adverse industry or market developments;

•	our ability to execute our strategic objectives;

•	changes in discount rates and the actual return on pension assets;

•	costs associated with compliance with environmental laws and regulations;

•	developments or assertions by or against us relating to intellectual property rights;

•	our ability to utilize our net operating loss, capital loss and tax credit carryforwards; and

•	other risks, described in Part I — Item 1A, “Risk Factors,” and from time to time in our other Securities and Exchange Commission filings.

The forward-looking statements in this Report are made as of the date hereof, and we do not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date hereof.

ITEM 8 —	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm	53
Consolidated Balance Sheets as of December 31, 2010 and 2009	55
Consolidated Statements of Operations for the year ended December 31, 2010, the two month period ended December 31, 2009, the ten month period ended November 7, 2009, and the year ended December 31, 2008	56
Consolidated Statements of Cash Flows for the year ended December 31, 2010, the two month period ended December 31, 2009, the ten month period ended November 7, 2009, and the year ended December 31, 2008	57
Consolidated Statements of Equity for the year ended December 31, 2010, the two month period ended December 31, 2009, the ten month period ended November 7, 2009, and the year ended December 31, 2008	58
Notes to Consolidated Financial Statements	60
Schedule II — Valuation and Qualifying Accounts	130

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Lear Corporation

We have audited the accompanying consolidated balance sheets of Lear Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity and cash flows for the year ended December 31, 2010, the period from November 8, 2009 to December 31, 2009 (Successor), the period from January 1, 2009 to November 7, 2009, and the year ended December 31, 2008 (Predecessor). Our audits also included the financial statement schedule included in Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lear Corporation and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and cash flows for the year ended December 31, 2010, the period from November 8, 2009 to December 31, 2009 (Successor), the period from January 1, 2009 to November 7, 2009, and the year ended December 31, 2008 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

As discussed in Note 10 to the consolidated financial statements, in 2008, the Predecessor changed its method of accounting for pension and other postretirement benefit plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lear Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 10, 2011, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Detroit, Michigan
February 10, 2011

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Lear Corporation

We have audited Lear Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lear Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A(b). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Lear Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of Lear Corporation and subsidiaries, and our report dated February 10, 2011, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Detroit, Michigan
February 10, 2011

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Successor
December 31,	2010	2009
	(In millions, except share data)

ASSETS
Current Assets:
Cash and cash equivalents	$1,654.1	$1,554.0
Accounts receivable	1,758.4	1,479.9
Inventories	554.2	447.4
Other	418.8	305.7

Total current assets	4,385.5	3,787.0

Long-Term Assets:
Property, plant and equipment, net	994.7	1,050.9
Goodwill	614.6	621.4
Other	626.3	614.0

Total long-term assets	2,235.6	2,286.3

	$6,621.1	$6,073.3

LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$4.1	$37.1
Accounts payable and drafts	1,838.4	1,547.5
Accrued liabilities	976.0	808.1
Current portion of long-term debt	—	8.1

Total current liabilities	2,818.5	2,400.8

Long-Term Liabilities:
Long-term debt	694.9	927.1
Other	538.9	563.6

Total long-term liabilities	1,233.8	1,490.7

Equity:
Series A convertible preferred stock, 100,000,000 shares authorized; 10,896,250 shares issued as of December 31, 2010 and 2009; 9,881,303 shares outstanding as of December 31, 2009	—	408.1
Common stock, $0.01 par value, 300,000,000 shares authorized; 52,749,440 and 36,954,733 shares issued as of December 31, 2010 and 2009, respectively	0.5	0.4
Additional paid-in capital, including warrants to purchase common stock	2,116.6	1,685.7
Common stock held in treasury, 161,065 shares as of December 31, 2010, at cost	(13.4)	—
Retained earnings (deficit)	434.5	(3.8)
Accumulated other comprehensive loss	(78.0)	(1.3)

Lear Corporation stockholders’ equity	2,460.2	2,089.1
Noncontrolling interests	108.6	92.7

Equity	2,568.8	2,181.8

	$6,621.1	$6,073.3

The accompanying notes are an integral part of these consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
		Two Month	Ten Month
	Year Ended	Period Ended	Period Ended	Year Ended
	December 31,	December 31,	November 7,	December 31,
	2010	2009	2009	2008
	(In millions, except per share data)
Net sales	$11,954.6	$1,580.9	$8,158.7	$13,570.5
Cost of sales	10,936.3	1,508.1	7,871.3	12,822.9
Selling, general and administrative expenses	452.7	71.2	376.7	511.5
Amortization of intangible assets	27.2	4.5	4.1	5.3
Goodwill impairment charges	—	—	319.0	530.0
Interest expense ($221.1 million of contractual interest for the ten month period ended November 7, 2009)	55.4	11.1	151.4	190.3
Other (income) expense, net	34.2	19.8	(16.6)	51.9
Reorganization items and fresh-start accounting adjustments, net	—	—	(1,474.8)	—

Consolidated income (loss) before provision (benefit) for income taxes and equity in net (income) loss of affiliates	448.8	(33.8)	927.6	(541.4)
Provision (benefit) for income taxes	24.6	(24.2)	29.2	85.8
Equity in net (income) loss of affiliates	(37.2)	(1.9)	64.0	37.2

Consolidated net income (loss)	461.4	(7.7)	834.4	(664.4)
Less: Net income (loss) attributable to noncontrolling interests	23.1	(3.9)	16.2	25.5

Net income (loss) attributable to Lear	$438.3	$(3.8)	$818.2	$(689.9)

Basic net income (loss) per share attributable to Lear	$8.60	$(0.11)	$10.56	$(8.93)

Diluted net income (loss) per share attributable to Lear	$8.11	$(0.11)	$10.55	$(8.93)

The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
		Two Month	Ten Month
	Year Ended	Period Ended	Period Ended	Year Ended
	December 31,	December 31,	November 7,	December 31,
	2010	2009	2009	2008
	(In millions)
Cash Flows from Operating Activities:
Consolidated net income (loss)	$461.4	$(7.7)	$834.4	$(664.4)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities — Reorganization items and fresh start accounting adjustments, net	—	—	(1,474.8)	—
Goodwill impairment charges	—	—	319.0	530.0
Equity in net (income) loss of affiliates	(37.2)	(1.9)	64.0	37.2
(Gain) loss on extinguishment of debt	11.8	—	—	(7.5)
Fixed asset impairment charges	7.2	—	5.6	17.5
Deferred tax provision (benefit)	(10.9)	(2.4)	32.2	30.4
Depreciation and amortization	235.9	39.8	223.9	299.3
Stock-based compensation	22.9	8.0	7.3	19.2
Net change in recoverable customer engineering,
development and tooling	(40.7)	11.0	(9.6)	45.0
Net change in working capital items	48.3	291.2	(297.0)	(196.9)
Net change in sold accounts receivable	—	—	(138.5)	47.2
Changes in other long-term liabilities	(53.4)	(35.9)	(75.0)	(23.0)
Changes in other long-term assets	(26.9)	(1.7)	(4.6)	0.2
Other, net	3.5	23.6	13.9	29.4

Net cash provided by (used in) operating activities	621.9	324.0	(499.2)	163.6

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(193.3)	(41.3)	(77.5)	(167.7)
Cost of acquisitions, net of cash acquired	(12.3)	—	(4.4)	(27.9)
Net proceeds from disposition of businesses and other assets	18.6	4.0	29.7	51.9
Other, net	(5.1)	(2.2)	(0.5)	(0.7)

Net cash used in investing activities	(192.1)	(39.5)	(52.7)	(144.4)

Cash Flows from Financing Activities:
Proceeds from the issuance of successor senior notes	694.5	—	—	—
Debtor-in-possession term loan borrowings	—	—	500.0	—
Debtor-in-possession term loan repayments	—	—	(500.0)	—
First lien credit agreement borrowings (repayments)	(375.0)	—	375.0	—
Second lien credit agreement repayments	(550.0)	—	(50.0)	—
Payment of debt issuance and other financing costs	(17.6)	—	(70.6)	(17.6)
Predecessor primary credit facility borrowings	—	—	—	1,186.0
Repayment/repurchase of predecessor senior notes	—	—	—	(133.5)
Other long-term debt repayments, net	(9.3)	(1.9)	(0.5)	(5.3)
Short-term borrowings (repayments), net	(34.0)	6.6	(11.4)	12.6
Prepayment of Series A preferred stock in connection with emergence from Chapter 11	—	—	(50.0)	—
Dividends paid to noncontrolling interests	(16.2)	(7.0)	(16.8)	(19.4)
Other, net	(13.1)	32.5	(10.7)	(35.5)

Net cash provided by (used in) financing activities	(320.7)	30.2	165.0	987.3

Effect of foreign currency translation	(9.0)	(15.1)	49.2	(15.7)

Net Change in Cash and Cash Equivalents	100.1	299.6	(337.7)	990.8
Cash and Cash Equivalents at Beginning of Period	1,554.0	1,254.4	1,592.1	601.3

Cash and Cash Equivalents at End of Period	$1,654.1	$1,554.0	$1,254.4	$1,592.1

Changes in Working Capital:
Accounts receivable	$(291.3)	$337.0	$(426.0)	$867.6
Inventories	(106.8)	27.2	66.0	55.6
Accounts payable	318.4	10.2	50.3	(779.2)
Accrued liabilities and other	128.0	(83.2)	12.7	(340.9)

Net change in working capital items	$48.3	$291.2	$(297.0)	$(196.9)

Supplementary Disclosure:
Cash paid for interest	$57.0	$0.5	$78.9	$195.9

Cash paid for income taxes, net of refunds received of $25.3 in 2010, $26.9 in the ten month period ended November 7, 2009, and $10.4 in 2008	$57.5	$4.3	$60.0	$103.5

The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Series A		Additional		Retained
	Preferred	Common	Paid-in	Treasury	Earnings
	Stock	Stock	Capital	Stock	(Deficit)
	(In millions, except share data)

Balance at December 31, 2007 — Predecessor	$—	$0.8	$1,373.3	$(194.5)	$(116.5)
Comprehensive income (loss):
Net income (loss)	—	—	—	—	(689.9)
Other comprehensive income (loss)	—	—	—	—	—

Total comprehensive income (loss)	—	—	—	—	(689.9)
Stock-based compensation (includes issuances of 471,244 shares of common stock at an average price of $48.03)	—	—	(1.6)	22.6	—
Purchases of 259,200 shares at an average price of $16.21	—	—	—	(4.2)	—
Adoption of new accounting pronouncement (Note 10)	—	—	—	—	(4.9)
Adoption of new accounting pronouncement (Note 10)	—	—	—	—	(6.9)
Dividends paid to noncontrolling interests	—	—	—	—	—
Transactions with affiliates	—	—	—	—	—

Balance at December 31, 2008 — Predecessor	$—	$0.8	$1,371.7	$(176.1)	$(818.2)

Comprehensive income:
Net income	—	—	—	—	818.2
Other comprehensive income	—	—	—	—	—

Total comprehensive income	—	—	—	—	818.2
Stock-based compensation (includes issuances of 120,363 shares of common stock at an average price of $50.56)	—	—	1.6	6.1	—
Dividends paid to noncontrolling interests	—	—	—	—	—
Reorganization and fresh-start accounting adjustments	—	(0.8)	(1,373.3)	170.0	—

Balance at November 7, 2009 — Predecessor	$—	$—	$—	$—	$—

Issuance of 10,896,250 shares of Series A preferred stock, net of $50.0 million prepayment in connection with emergence from Chapter 11	450.0	—	—	—	—
Issuance of 34,117,386 shares of common stock and 8,157,249 warrants in connection with emergence from Chapter 11	—	0.4	1,635.8	—	—

Balance at November 7, 2009 — Successor	$450.0	$0.4	$1,635.8	$—	$—

Comprehensive income (loss):
Net loss	—	—	—	—	(3.8)
Other comprehensive income (loss)	—	—	—	—	—

Total comprehensive income (loss)	—	—	—	—	(3.8)
Conversion of 1,014,947 shares of Series A preferred stock	(41.9)	—	41.9	—	—
Issuance of 1,780,015 shares of common stock related to exercises of warrants	—	—	—	—	—
Stock-based compensation	—	—	8.0	—	—
Dividends paid to noncontrolling interests	—	—	—	—	—

Balance at December 31, 2009 — Successor	$408.1	$0.4	$1,685.7	$—	$(3.8)

Comprehensive income (loss):
Net income	—	—	—	—	438.3
Other comprehensive income (loss)	—	—	—	—	—

Total comprehensive income (loss)	—	—	—	—	438.3
Conversion of 9,881,303 shares of Series A preferred stock	(408.1)	0.1	408.0	—	—
Issuance of 5,434,901 shares of common stock related to exercises of warrants	—	—	—	—	—
Stock-based compensation	—	—	22.9	(13.4)	—
Dividends paid to noncontrolling interests	—	—	—	—	—
Transactions with affiliates	—	—	—	—	—

Balance at December 31, 2010 — Successor	$—	$0.5	$2,116.6	$(13.4)	$434.5

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY — (Continued)

	Accumulated Other Comprehensive Loss,
	net of tax
	Defined	Derivative	Cumulative	Lear	Non-
	Benefit	Instruments and	Translation	Stockholders’	controlling
	Plans	Hedging Activities	Adjustments	Equity	Interests	Equity
	(In millions, except share data)

Balance at December 31, 2007 — Predecessor	$(106.0)	$(14.7)	$148.3	$1,090.7	$26.8	$1,117.5
Comprehensive income (loss):
Net income (loss)	—	—	—	(689.9)	25.5	(664.4)
Other comprehensive income (loss)	(69.0)	(74.1)	(64.8)	(207.9)	0.7	(207.2)

Total comprehensive income (loss)	(69.0)	(74.1)	(64.8)	(897.8)	26.2	(871.6)
Stock-based compensation (includes issuances of 471,244 shares of common stock at an average price of $48.03)	—	—	—	21.0	—	21.0
Purchases of 259,200 shares at an average price of $16.21	—	—	—	(4.2)	—	(4.2)
Adoption of new accounting pronouncement (Note 10)	—	—	—	(4.9)	—	(4.9)
Adoption of new accounting pronouncement (Note 10)	1.0	—	—	(5.9)	—	(5.9)
Dividends paid to noncontrolling interests	—	—	—	—	(19.4)	(19.4)
Transactions with affiliates	—	—	—	—	15.2	15.2

Balance at December 31, 2008 — Predecessor	$(174.0)	$(88.8)	$83.5	$198.9	$48.8	$247.7

Comprehensive income:
Net income	—	—	—	818.2	16.2	834.4
Other comprehensive income	14.9	47.7	55.9	118.5	1.0	119.5

Total comprehensive income	14.9	47.7	55.9	936.7	17.2	953.9
Stock-based compensation (includes issuances of 120,363 shares of common stock at an average price of $50.56)	—	—	—	7.7	—	7.7
Dividends paid to noncontrolling interests	—	—	—	—	(16.8)	(16.8)
Reorganization and fresh-start accounting adjustments	159.1	41.1	(139.4)	(1,143.3)	54.5	(1,088.8)

Balance at November 7, 2009 — Predecessor	$—	$—	$—	$—	$103.7	$103.7

Issuance of 10,896,250 shares of Series A preferred stock, net of $50.0 million prepayment in connection with emergence from Chapter 11	—	—	—	450.0	—	450.0
Issuance of 34,117,386 shares of common stock and 8,157,249 warrants in connection with emergence from Chapter 11	—	—	—	1,636.2	—	1,636.2

Balance at November 7, 2009 — Successor	$—	$—	$—	$2,086.2	$103.7	$2,189.9

Comprehensive income (loss):
Net loss	—	—	—	(3.8)	(3.9)	(7.7)
Other comprehensive income (loss)	9.2	—	(10.5)	(1.3)	(0.1)	(1.4)

Total comprehensive income (loss)	9.2	—	(10.5)	(5.1)	(4.0)	(9.1)
Conversion of 1,014,947 shares of Series A preferred stock	—	—	—	—	—	—
Issuance of 1,780,015 shares of common stock related to exercises of warrants	—	—	—	—	—	—
Stock-based compensation	—	—	—	8.0	—	8.0
Dividends paid to noncontrolling interests	—	—	—	—	(7.0)	(7.0)

Balance at December 31, 2009 — Successor	$9.2	$—	$(10.5)	$2,089.1	$92.7	$2,181.8

Comprehensive income (loss):
Net income	—	—	—	438.3	23.1	461.4
Other comprehensive income (loss)	(66.6)	(1.3)	(8.8)	(76.7)	2.5	(74.2)

Total comprehensive income (loss)	(66.6)	(1.3)	(8.8)	361.6	25.6	387.2
Conversion of 9,881,303 shares of Series A preferred stock	—	—	—	—	—	—
Issuance of 5,434,901 shares of common stock related to exercises of warrants	—	—	—	—	—	—
Stock-based compensation	—	—	—	9.5	—	9.5
Dividends paid to noncontrolling interests					(16.2)	(16.2)
Transactions with affiliates	—	—	—	—	6.5	6.5

Balance at December 31, 2010 — Successor	$(57.4)	$(1.3)	$(19.3)	$2,460.2	$108.6	$2,568.8

The accompanying notes are an integral part of these consolidated financial statements.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements

(1)	Basis of Presentation

Lear Corporation (“Lear”) and its affiliates design and manufacture complete automotive seat systems and related components, as well as electrical distribution systems and related components. Lear’s main customers are automotive original equipment manufacturers. Lear operates facilities worldwide (Note 14, “Segment Reporting”).

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

In addition, ASC 852 requires that financial statements, for periods including and subsequent to a Chapter 11 bankruptcy filing, distinguish between transactions and events that are directly associated with the reorganization proceedings and the ongoing operations of the business, as well as contain additional disclosures. Effective July 7, 2009, expenses, gains and losses directly associated with the reorganization proceedings are reported as reorganization items and fresh-start accounting adjustments, net in the accompanying consolidated statement of operations for the ten month period ended November 7, 2009. In addition, liabilities subject to compromise in the Chapter 11 bankruptcy proceedings are distinguished from liabilities not subject to compromise and from post-petition liabilities. Liabilities subject to compromise were reported at amounts allowed or expected to be allowed under the Chapter 11 bankruptcy proceedings. For the period from July 7, 2009 through November 7, 2009, contractual interest expense related to liabilities subject to compromise of $69.7 million was not recorded as it was not an allowed claim under the Chapter 11 bankruptcy proceedings. The “Company,” when used in reference to the period subsequent to emergence from Chapter 11 bankruptcy proceedings, refers to the Successor, and when used in reference to periods prior to emergence from Chapter 11 bankruptcy proceedings, refers to the Predecessor. In addition, results for the two month period ended December 31, 2009, are referred to as the “2009 Successor Period,” and results for the ten month period ended November 7, 2009, are referred as the “2009 Predecessor Period.” For further information regarding the Company’s filing under and emergence from Chapter 11 bankruptcy proceedings and the adoption of fresh-start accounting, see Note 2, “Reorganization under Chapter 11,” and Note 3, “Fresh-Start Accounting.”

The accompanying Successor and Predecessor consolidated financial statements include the accounts of Lear, a Delaware corporation, and the wholly owned and less than wholly owned subsidiaries controlled by Lear. In addition, variable interest entities in which Lear bears a majority of the risk of the entities’ potential losses or stands to gain from a majority of the entities’ expected returns are consolidated. Investments in affiliates in which Lear does not have control, but does have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method (Note 6, “Investments in Affiliates and Other Related Party Transactions”).

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Post-Emergence Capital Structure

Following the Effective Date and after giving effect to the Excess Cash Paydown (as described below) and total borrowings under the first lien credit agreement, the Company’s capital structure consisted of the following:

•	$375 million and $550 million of term loans outstanding under the first lien credit agreement and the second lien credit agreement, respectively;

•	$450 million, or 10,896,250 shares, of Series A convertible participating preferred stock (the “Series A Preferred Stock”); and

•	A single class of Common Stock, par value $0.01 per share (the “Common Stock”), including sufficient shares to provide for (i) management equity grants, (ii) the conversion of the Series A Preferred Stock into Common Stock and (iii) warrants to purchase 15%, or 8,157,249 shares, of the Company’s Common Stock, on a fully diluted basis (the “Warrants”).

Pursuant to the Plan, to the extent that the Company had liquidity on the Effective Date in excess of $1.0 billion, subject to certain working capital and other adjustments and accruals, the amount of such excess would be utilized (i) first, to prepay the Series A Preferred Stock in an aggregate stated value of up to $50 million; (ii) second, to prepay term loans provided under the second lien credit agreement in an aggregate principal amount of up to $50 million; and (iii) third, to reduce borrowings under the first lien credit agreement (such prepayments and reductions, the “Excess Cash Paydown”). After giving effect to certain working capital and other adjustments and accruals, the resulting aggregate Excess Cash Paydown was approximately $225 million. The Excess Cash Paydown was applied, in accordance with the Plan, (i) first, to prepay the Series A Preferred Stock in an aggregate stated value of $50 million; (ii) second, to prepay the term loans provided under the second lien credit agreement in an aggregate principal amount of $50 million; and (iii) third, to reduce borrowings under the first lien credit agreement by an aggregate principal amount of approximately $125 million.

In March 2010, the Company issued $700 million in aggregate principal amount at maturity of senior unsecured notes due 2018 and 2020 and repaid in full the term loans provided under its first and second lien credit agreements. In November 2010, each issued and outstanding share of Series A Preferred Stock converted on a one-for-one basis into shares of newly issued Common Stock. For more information on the Company’s current capital structure, see Note 8, “Long-Term Debt,” and Note 11, “Capital Stock.”

Cancellation of Certain Pre-Petition Obligations

Under the Plan, the Company’s pre-petition equity, debt and certain of its other obligations were cancelled and extinguished, as follows:

•	The Predecessor common stock was extinguished, and no distributions were made to the Predecessor’s former shareholders;

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

For further information regarding the resolution of certain of the Company’s other pre-petition liabilities in accordance with the Plan, see Note 3, “Fresh-Start Accounting — Liabilities Subject to Compromise,” and Note 13, “Commitments and Contingencies.”

(3)	Fresh-Start Accounting

As discussed in Note 2, “Reorganization under Chapter 11,” the Debtors emerged from Chapter 11 bankruptcy proceedings on November 9, 2009. As a result, the Successor adopted fresh-start accounting as (i) the reorganization value of the Predecessor’s assets immediately prior to the confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims and (ii) the holders of the Predecessor’s existing voting shares immediately prior to the confirmation of the Plan received less than 50% of the voting shares of the emerging entity. Accounting principles generally accepted in the United States (“GAAP”) require the adoption of fresh-start accounting as of the Plan confirmation date, or as of a later date when all material conditions precedent to the Plan’s becoming effective are resolved, which occurred on November 9, 2009. The Company elected to adopt fresh-start accounting as of November 7, 2009, to coincide with the timing of its normal October accounting period close. Other than transactions specifically contemplated by the Plan, which have been reflected in the consolidated financial statements for the 2009 Predecessor Period, there were no transactions that occurred from November 8, 2009 through November 9, 2009, that would materially impact the Company’s consolidated financial position, results of operations or cash flows for the 2009 Successor or 2009 Predecessor Periods.

Reorganization Value

The Bankruptcy Court confirmed the Plan that included a distributable value (or reorganization value) of $3,054 million as set forth in the Disclosure Statement. For purposes of the Plan and the Disclosure Statement, the Company and certain secured and unsecured creditors agreed upon this value as of the bankruptcy filing date. This reorganization value was determined to be a fair and reasonable value and is within the range of values considered by the Bankruptcy Court as part of the confirmation process. The reorganization value reflects a number of factors and assumptions, including the Company’s statements of operations and balance sheets, the Company’s financial projections, the amount of cash available to fund operations, current market conditions and a return to more normalized production and sales volumes. The range of values considered by the Bankruptcy Court of $2.9 billion to $3.4 billion was determined using comparable public company trading multiples and discounted cash flow valuation methodologies.

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

The discounted cash flow analysis was based on the Company’s projected financial information which included a variety of estimates and assumptions. While the Company considers such estimates and assumptions to be reasonable, they are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks, many of which are beyond the Company’s control and may not materialize. Changes in these

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

estimates and assumptions may have had a significant effect on the determination of the Company’s reorganization value. The discounted cash flow analysis was based on then recent automotive industry and specific platform production volume projections developed by both third-party and internal forecasts, as well as commercial, wage and benefit, inflation and discount rate assumptions. Other significant assumptions included terminal value growth rate, terminal value margin rate, future capital expenditures and changes in working capital requirements.

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Adjustments recorded to the Predecessor balance sheet as of November 7, 2009, resulting from the consummation of the Plan and the adoption of fresh-start accounting are summarized below (in millions):

	Predecessor				Successor
	November 7,	Reorganization		Fresh-start	November 7,
	2009	Adjustments (1)		Adjustments (9)	2009

Assets
Current Assets:
Cash and cash equivalents	$1,493.9	$(239.5	)(2)	$—	$1,254.4
Accounts receivable	1,836.6	—		—	1,836.6
Inventories	471.8	—		9.1	480.9
Other	338.7	—		6.7	345.4

Total current assets	4,141.0	(239.5)		15.8	3,917.3

Long-Term Assets:
Property, plant and equipment, net	1,072.3	—		(4.7)	1,067.6
Goodwill	1,203.7	—		(582.3)	621.4	(8)
Other	518.0	(20.2	)(3)	161.6	659.4

Total long-term assets	2,794.0	(20.2)		(425.4)	2,348.4

	$6,935.0	$(259.7)		$(409.6)	$6,265.7

Liabilities and Equity (Deficit)
Current Liabilities:
Short-term borrowings	$30.4	$—		$—	$30.4
Debtor-in-possession term loan	500.0	(500.0	)(2)	—	—
Accounts payable and drafts	1,565.6	—		—	1,565.6
Accrued liabilities	884.7	(1.8	)(2)	17.5	900.4
Current portion of long-term debt	4.2	—		—	4.2

Total current liabilities	2,984.9	(501.8)		17.5	2,500.6

Long-Term Liabilities:
Long-term debt	8.2	925.0	(2)(4)	—	933.2
Other	679.7	—		(37.7)	642.0

Total long-term liabilities	687.9	925.0		(37.7)	1,575.2

Liabilities Subject to Compromise	3,635.6	(3,635.6	)(4)	—	—

Equity (Deficit):
Successor Series A Preferred Stock	—	450.0	(2)(4)	—	450.0
Successor Common Stock	—	0.4	(4)(7)	—	0.4
Successor additional paid-in capital	—	1,635.8	(4)(7)	—	1,635.8
Predecessor common stock	0.8	(0.8	)(5)	—	—
Predecessor additional paid-in capital	1,373.3	(1,373.3	)(5)	—	—
Predecessor common stock held in treasury	(170.0)	170.0	(5)	—	—
Retained deficit	(1,565.9)	2,070.6	(6)	(504.7)	—
Accumulated other comprehensive loss	(60.8)	—		60.8	—

Lear Corporation stockholders’ equity (deficit)	(422.6)	2,952.7		(443.9)	2,086.2
Noncontrolling interests	49.2	—		54.5	103.7

Equity (deficit)	(373.4)	2,952.7		(389.4)	2,189.9

	$6,935.0	$(259.7)		$(409.6)	$6,265.7

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(1)	Represents amounts recorded as of the Effective Date for the consummation of the Plan, including the settlement of liabilities subject to compromise, the repayment of debtor-in-possession financing, the incurrence of new indebtedness and related cash payments, the issuances of Series A Preferred Stock and Common Stock and the cancellation of Predecessor common stock.

(2)	This adjustment reflects net cash payments recorded as of the Effective Date, including total borrowings under the first lien credit agreement and the Excess Cash Paydown (see Note 2, “Reorganization under Chapter 11”).

Borrowings under first lien credit agreement	$375.0
Less: Debt issuance costs	(12.7)

First lien credit agreement — net proceeds	362.3
Prepayment of second lien credit agreement	(50.0)
Prepayment of Series A Preferred Stock	(50.0)
Repayment of debtor-in-possession financing, principal and accrued interest	(501.8)

Net cash payments	$(239.5)

(3)	This adjustment reflects the write-off of $32.9 million of unamortized debt issuance costs related to the repayment of debtor-in-possession financing, offset by the capitalization of debt issuance costs related to the first lien credit agreement (see (2) above).

(4)	This adjustment reflects the settlement of liabilities subject to compromise (see “— Liabilities Subject to Compromise” below).

Settlement of liabilities subject to compromise	$(3,635.6)
Issuance of Successor Series A Preferred Stock (a)	500.0
Issuance of Successor Common Stock and Warrants (b)	1,636.2
Issuance of term loans provided under second lien credit agreement (a)	600.0

Gain on settlement of liabilities subject to compromise	$(899.4)

(a) Prior to the Excess Cash Paydown.
(b) See (7) below for a reconciliation of the reorganization value to the value of Successor Common Stock (including additional paid-in-capital).

(5)	This adjustment reflects the cancellation of the Predecessor common stock.

(6)	This adjustment reflects the cumulative impact of the reorganization adjustments discussed above.

Gain on settlement of liabilities subject to compromise	$(899.4)
Cancellation of Predecessor common stock (see (5) above)	(1,204.1)
Write-off of unamortized debt issuance costs (see (3) above)	32.9

$(2,070.6)

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(7)	A reconciliation of the reorganization value to the value of Successor Common Stock as of the Effective Date is shown below:

Reorganization value	$3,054.0
Less: First lien credit agreement	(375.0)
Second lien credit agreement (c)	(550.0)
Other debt	(42.8)
Series A Preferred Stock (c)	(450.0)

Reorganization value of Successor Common Stock and Warrants	1,636.2
Less: Fair value of Warrants (d)	305.9

Reorganization value of Successor Common Stock	$1,330.3

Shares outstanding as of November 7, 2009	34,117,386
Per share value (e)	$38.99
(c) After giving effect to the Excess Cash Paydown.
(d) For further information on the fair value of Warrants, see Note 11, “Capital Stock.”
(e) The per share value of $38.99 was used to record the issuance of the Successor Common Stock.

(8)	A reconciliation of the reorganization value of the Successor assets and goodwill is shown below:

Reorganization value	$3,054.0
Plus: Liabilities (excluding debt and after giving effect to fresh-start accounting adjustments)	3,108.0
Fair value of noncontrolling interests	103.7

Reorganization value of Successor assets	6,265.7
Less: Successor assets (excluding goodwill and after giving effect to fresh-start accounting adjustments)	5,644.3

Reorganization value of Successor assets in excess of fair value — Successor goodwill	$621.4

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(9)	Represents the adjustment of assets and liabilities to fair value, or other measurement as specified by ASC 805, in conjunction with the adoption of fresh-start accounting. Significant adjustments are summarized below.

Elimination of Predecessor goodwill	$1,203.7
Successor goodwill (see (8) above)	(621.4)
Elimination of Predecessor intangible assets	29.0
Successor intangible asset adjustment (f)	(191.0)
Defined benefit plans adjustment (g)	(55.0)
Inventory adjustment (h)	(9.1)
Property, plant and equipment adjustment (i)	4.7
Investments in non-consolidated affiliates adjustment (j)	(8.7)
Noncontrolling interests adjustment (j)	54.5
Elimination of Predecessor accumulated other comprehensive loss and other adjustments	120.0

Pretax loss on fresh-start accounting adjustments	526.7
Tax benefit related to fresh-start accounting adjustments (k)	(22.0)

Net loss on fresh-start accounting adjustments	$504.7

(f)	Intangible assets — This adjustment reflects the fair value of intangible assets determined as of the Effective Date. For further information on the valuation of intangible assets, see Note 4, “Summary of Significant Accounting Policies.”

(g)	Defined benefit plans — This adjustment primarily reflects differences in assumptions, such as the expected return on plan assets and the weighted average discount rate related to the payment of benefit obligations, between the prior measurement date of December 31, 2008, and the Effective Date. For additional information on the Company’s defined benefit plans, see Note 10, “Pension and Other Postretirement Benefit Plans.”

(h)	Inventory — This amount adjusts inventory to fair value as of the Effective Date. Raw materials were valued at current replacement cost, work-in-process was valued at estimated finished goods selling price less estimated disposal costs, completion costs and a reasonable profit allowance for selling effort. Finished goods were valued at estimated selling price less estimated disposal costs and a reasonable profit allowance for selling effort.

(i)	Property, plant and equipment — This amount adjusts property, plant and equipment to fair value as of the Effective Date, giving consideration to the highest and best use of the assets. Fair value estimates were based on independent appraisals. Key assumptions used in the appraisals were based on a combination of income, market and cost approaches, as appropriate.

(j)	Investments in non-consolidated affiliates and noncontrolling interests — These amounts adjust investments in non-consolidated affiliates and noncontrolling interests to their estimated fair values. Estimated fair values were based on internal and external valuations using customary valuation methodologies, including comparable earnings multiples, discounted cash flows and negotiated transaction values.

(k)	Tax benefit — This amount reflects the tax benefits related to the write-off of goodwill and other comprehensive loss, partially offset by the tax expense related to the intangible asset and property, plant and equipment fair value adjustments.

Liabilities Subject to Compromise

Certain pre-petition liabilities were subject to compromise or other treatment under the Plan and were reported at amounts allowed or expected to be allowed by the Bankruptcy Court. Certain of these claims were resolved and

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Reorganization Items and Fresh-start Accounting Adjustments, Net

Reorganization items include expenses, gains and losses directly related to the Debtors’ reorganization proceedings. Fresh-start accounting adjustments reflect the impact of adoption of fresh-start accounting. A summary of reorganization items and fresh-start accounting adjustments, net for the 2009 Predecessor Period is shown below (in millions):

Predecessor — Ten Month Period Ended November 7, 2009

Pretax reorganization items:
Professional fees	$26.9
Interest income	(0.2)
Incentive compensation expense	40.1
Unamortized debt issuance costs related to the repayment of debtor in possession financing	32.9
Gain on settlement of liabilities subject to compromise	(899.4)
Cancellation of Predecessor common stock	(1,204.1)
Other	2.3

(2,001.5)

Pretax fresh-start accounting adjustments (see (9) above)	526.7

Reorganization items and fresh-start accounting adjustments, net	$(1,474.8)

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(4)	Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of ninety days or less.

Accounts Receivable

The Company records accounts receivable as its products are shipped to its customers. The Company’s customers are the world’s major automotive manufacturers. The Company records accounts receivable reserves for known collectibility issues, as such issues relate to specific transactions or customer balances. As of December 31, 2010, accounts receivable are reflected net of reserves of $14.5 million. As of December 31, 2009, there were no accounts receivable reserves outstanding, primarily as a result of the adoption of fresh-start accounting as of November 7, 2009 (see Note 3, “Fresh-Start Accounting”). The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected. Generally, the Company does not require collateral for its accounts receivable.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. The Company records inventory reserves for inventory in excess of production and/or forecasted requirements and for obsolete inventory in production and service inventories. As of December 31, 2010, inventories are reflected net of reserves of $83.5 million. As of December 31, 2009, there were no inventory reserves outstanding, primarily as a result of the adoption of fresh-start accounting as of November 7, 2009 (see Note 3, “Fresh-Start Accounting”). A summary of inventories is shown below (in millions):

	Successor
December 31,	2010	2009

Raw materials	$448.6	$378.7
Work-in-process	32.9	26.1
Finished goods	72.7	42.6

Inventories	$554.2	$447.4

Pre-Production Costs Related to Long-Term Supply Arrangements

The Company incurs pre-production engineering and development (“E&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production E&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the Company does not have a non-cancelable right to use the tooling. During 2010 and 2009, the Company capitalized $133.2 million and $116.5 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During 2010 and 2009, the Company also capitalized $149.8 million and $101.4 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying consolidated balance sheets. During 2010 and 2009, the Company collected $243.3 million and $221.3 million, respectively, of cash related to E&D and tooling costs.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The classification of recoverable customer engineering, development and tooling costs related to long-term supply agreements is shown below (in millions):

	Successor
December 31,	2010	2009

Current	$77.9	$38.5
Long-term	75.3	76.8

Recoverable customer engineering, development and tooling	$153.2	$115.3

Property, Plant and Equipment

Property, plant and equipment is stated at cost; however, as a result of the adoption of fresh-start accounting, property, plant and equipment was re-measured at estimated fair value as of November 7, 2009 (see Note 3, “Fresh-Start Accounting”). Depreciable property is depreciated over the estimated useful lives of the assets, using principally the straight-line method as follows:

Buildings and improvements	10 to 40 years
Machinery and equipment	5 to 10 years

A summary of property, plant and equipment is shown below (in millions):

	Successor
December 31,	2010	2009

Land	$106.0	$114.9
Buildings and improvements	360.6	358.4
Machinery and equipment	761.8	608.3
Construction in progress	5.7	4.5

Total property, plant and equipment	1,234.1	1,086.1
Less — accumulated depreciation	(239.4)	(35.2)

Net property, plant and equipment	$994.7	$1,050.9

Depreciation expense was $208.7 million, $35.2 million, $219.9 million and $294.0 million for the year end December 31, 2010, the 2009 Successor Period, the 2009 Predecessor Period and the year ended December 31, 2008, respectively.

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

The Company utilizes an income approach to estimate the fair value of each of its reporting units and a market valuation approach to further support this analysis. The income approach is based on projected debt-free cash flow

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

which is discounted to the present value using discount factors that consider the timing and risk of cash flows. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. This approach also mitigates the impact of cyclical trends that occur in the industry. Fair value is estimated using recent automotive industry and specific platform production volume projections, which are based on both third-party and internally developed forecasts, as well as commercial, wage and benefit, inflation and discount rate assumptions. The discount rate used is the value-weighted average of the Company’s estimated cost of equity and of debt (“cost of capital”) derived using both known and estimated customary market metrics. The Company’s weighted average cost of capital is adjusted by reporting unit to reflect a risk factor, if necessary. Other significant assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions to this analysis, the Company believes that the income approach provides a reasonable estimate of the fair value of its reporting units. The market valuation approach is used to further support the Company’s analysis and is based on recent transactions involving comparable companies.

The Company’s 2010 annual goodwill impairment analysis, completed as of the first day of the fourth quarter, resulted in no impairment. The Company does not believe that any of its reporting units is at risk for impairment.

In the 2009 Predecessor Period, the Company’s annual goodwill impairment analysis, completed as of the first day of the fourth quarter, was based on the Company’s distributable value, which was approved by the Bankruptcy Court, and resulted in impairment charges of $319.0 million related to the electrical power management systems (“EPMS”) segment in the accompanying consolidated statement of operations for the 2009 Predecessor Period. For further information on the Company’s distributable value, see Note 3, “Fresh-Start Accounting.”

The Company’s 2008 annual goodwill impairment analysis indicated a significant decline in the fair value of the Company’s EPMS segment, as well as an impairment of the related goodwill. The decline in fair value resulted from unfavorable operating results, primarily as a result of the significant decline in estimated industry production volumes. The Company evaluated the net book value of goodwill within its EPMS segment by comparing the fair value of each reporting unit to the related net book value. As a result, the Company recorded total goodwill impairment charges of $530.0 million in the accompanying consolidated statement of operations for the year ended December 31, 2008.

A summary of the changes in the carrying amount of goodwill, by reportable operating segment, for each of the periods in the two years ended December 31, 2010, is shown below (in millions):

	Seating	EPMS	Total

Balance as of January 1, 2009 — Predecessor	$1,076.9	$403.7	$1,480.6
Goodwill impairment charges	—	(319.0)	(319.0)
Foreign currency translation and other	30.7	11.4	42.1

Balance as of November 7, 2009 — Predecessor	1,107.6	96.1	1,203.7
Fresh-start accounting adjustment (Note 3)	(486.2)	(96.1)	(582.3)

Balance as of December 31, 2009 — Successor	621.4	—	621.4
Foreign currency translation and other	(6.8)	—	(6.8)

Balance as of December 31, 2010 — Successor	$614.6	$—	$614.6

Intangible Assets

In connection with the adoption of fresh-start accounting, certain intangible assets were recorded at their estimated fair value, which was based on independent appraisals, as of November 7, 2009. The technology intangible asset includes the Company’s proprietary patents. The value assigned to technology intangibles is based

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

on the royalty savings method, which applies a hypothetical royalty rate to projected revenues attributable to the identified technologies. Royalty rates were determined based on analysis of market information and discussions with the Company’s management. The customer-based intangible asset includes the Company’s established relationships with its customers and the ability of these customers to generate future economic profits for the Company. The value assigned to customer-based intangibles is based on the present value of future earnings attributable to the asset group after recognition of required returns to other contributory assets. A summary of intangible assets as of December 31, 2010 and 2009, is shown below (in millions):

				Weighted
	Gross Carrying	Accumulated	Net Carrying	Average Useful
	Value	Amortization	Value	Life (years)

Technology	$20.0	$(3.0)	$17.0	7.7
Customer-based	178.1	(29.7)	148.4	7.0

Balance as of December 31, 2010 — Successor	$198.1	$(32.7)	$165.4	7.1

				Weighted
	Gross Carrying	Accumulated	Net Carrying	Average Useful
	Value	Amortization	Value	Life (years)

Technology	$20.0	$(0.4)	$19.6	7.7
Customer-based	171.0	(4.1)	166.9	7.0

Balance as of December 31, 2009 — Successor	$191.0	$(4.5)	$186.5	7.1

Excluding the impact of any future acquisitions, the Company’s estimated annual amortization expense for the five succeeding years is shown below (in millions):

Year	Expense

2011	$28.0
2012	28.0
2013	28.0
2014	28.0
2015	28.0

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

In the year ended December 31, 2010, the 2009 Predecessor Period and the year ended December 31, 2008, the Company recognized fixed asset impairment charges of $3.6 million, $5.6 million and $17.5 million, respectively, in conjunction with its restructuring actions (Note 5, “Restructuring”), as well as an additional $3.6 million of fixed asset impairment charges in 2010. As discussed in Note 3, “Fresh-Start Accounting,” the Company’s long-lived

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

assets were re-measured at estimated fair value as of November 7, 2009, in connection with the adoption of fresh-start accounting.

Fixed asset impairment charges are recorded in cost of sales in the accompanying consolidated statements of operations for the year ended December 31, 2010, the 2009 Predecessor Period and the year ended December 31, 2008.

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

For information on impairment charges recorded in the 2009 Predecessor Period and the year ended December 31, 2008, see Note 6, “Investments in Affiliates and Other Related Party Transactions.” As discussed in Note 3, “Fresh-Start Accounting,” the Company’s investments in affiliates were re-measured at estimated fair value as of November 7, 2009, in connection with the adoption of fresh-start accounting.

Revenue Recognition and Sales Commitments

The Company enters into agreements with its customers to produce products at the beginning of a vehicle’s life cycle. Although such agreements do not provide for a specified quantity of products, once the Company enters into such agreements, the Company is generally required to fulfill its customers’ purchasing requirements for the production life of the vehicle. These agreements generally may be terminated by the Company’s customers at any time. Historically, terminations of these agreements have been minimal. In certain instances, the Company may be committed under existing agreements to supply products to its customers at selling prices which are not sufficient to cover the direct cost to produce such products. In such situations, the Company recognizes losses as they are incurred.

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Engineering and Development

Costs incurred in connection with the development of new products and manufacturing methods more than one year prior to launch, to the extent not recoverable from the Company’s customers, are charged to selling, general and administrative expenses as incurred. These costs amounted to $81.4 million, $11.8 million, $71.6 million and $113.0 million for the year ended December 31, 2010, the 2009 Successor Period, the 2009 Predecessor Period and the year ended December 31, 2008, respectively.

Other (Income) Expense, Net

Other (income) expense, net includes non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with the Company’s factoring facilities, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt (Note 8, “Long-Term Debt”), gains and losses on the sales of fixed assets and other miscellaneous income and expense. A summary of other (income) expense, net is shown below (in millions):

	Successor		Predecessor
		Two Month	Ten Month
	Year Ended	Period Ended	Period Ended	Year Ended
	December 31,	December 31,	November 7,	December 31,
	2010	2009	2009	2008
Other expense	$37.2	$20.2	$30.2	$82.7
Other income	(3.0)	(0.4)	(46.8)	(30.8)

Other (income) expense, net	$34.2	$19.8	$(16.6)	$51.9

Income Taxes

The Company accounts for income taxes in accordance with GAAP. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

Stock-Based Compensation

The Company measures stock-based employee compensation expense at fair value in accordance with GAAP and recognizes such expense over the vesting period of the stock-based employee awards. For the year ended December 31, 2010, the 2009 Successor Period, the 2009 Predecessor Period and the year ended December 31, 2008, the Company recognized stock-based employee compensation expense of $21.8 million, $8.0 million, $7.7 million and $15.7 million, respectively.

For further information related to the Company’s stock-based compensation programs, see Note 12, “Stock-Based Compensation.”

Net Income (Loss) Per Share Attributable to Lear

Basic net income (loss) per share attributable to Lear is computed using the two-class method by dividing net income (loss) attributable to Lear, after deducting undistributed earnings allocated to participating securities, by the average number of common shares outstanding during the period. Common shares issuable upon the satisfaction of certain conditions pursuant to a contractual agreement, such as those common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings, are considered common shares outstanding and are included in the computation of basic net income (loss) per share attributable to Lear. The Company’s preferred shares that were outstanding during 2010 are considered participating securities. In the year ended December 31, 2010, average participating securities outstanding were 3,544,837. For further information related to the Company’s preferred shares, see Note 11, “Capital Stock.” A summary of information used to compute basic net income (loss) per share attributable to Lear is shown below (in millions, except share data):

	Successor		Predecessor
		Two Month	Ten Month
	Year Ended	Period Ended	Period Ended	Year Ended
	December 31,	December 31,	November 7,	December 31,
	2010	2009	2009	2008
Net income (loss) attributable to Lear	$438.3	$(3.8)	$818.2	$(689.9)
Less: Undistributed earnings allocated to participating securities	(30.5)	—	—	—

Net income (loss) available to Lear common shareholders	$407.8	$(3.8)	$818.2	$(689.9)

Average common shares outstanding	47,407,022	34,525,187	77,499,860	77,242,360

Basic net income (loss) per share attributable to Lear	$8.60	$(0.11)	$10.56	$(8.93)

Diluted net income (loss) per share attributable to Lear is computed using the treasury stock method by dividing net income (loss) attributable to Lear by the average number of common shares outstanding, including the dilutive effect of common stock equivalents using the average share price during the period. A summary of

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

information used to compute diluted net income (loss) per share attributable to Lear is shown below (in millions, except share data):

	Successor		Predecessor
		Two Month	Ten Month
	Year Ended	Period Ended	Period Ended	Year Ended
	December 31,	December 31,	November 7,	December 31,
	2010	2009	2009	2008
Net income (loss) attributable to Lear	$438.3	$(3.8)	$818.2	$(689.9)

Average common shares outstanding	47,407,022	34,525,187	77,499,860	77,242,360
Dilutive effect of common stock equivalents	6,654,053	—	59,932	—

Average diluted shares outstanding	54,061,075	34,525,187	77,559,792	77,242,360

Diluted net income (loss) per share attributable to Lear	$8.11	$(0.11)	$10.55	$(8.93)

The Company’s participating securities were convertible into common stock on a one to one basis and participated ratably with common stock on dividends. Accordingly, in the year ended December 31, 2010 and the 2009 Successor Period, diluted net income (loss) per share attributable to Lear computed using the two-class method produced the same results. In the 2009 Predecessor Period and the year ended December 31, 2008, there were no participating securities outstanding.

The effect of certain common stock equivalents, including shares of preferred stock, warrants, restricted stock units, performance units, stock appreciation rights and options were excluded from the computation of average diluted shares outstanding in the 2009 Successor Period, the 2009 Predecessor Period and the year ended December 31, 2008, as inclusion would have resulted in antidilution. A summary of these common stock equivalents, including the related option exercise prices, is shown below:

	Successor		Predecessor
		Two Month	Ten Month
	Year Ended	Period Ended	Period Ended	Year Ended
	December 31,	December 31,	November 7,	December 31,
	2010	2009	2009	2008
Shares of preferred stock	—	9,881,303	—	—
Warrants	—	6,377,068	—	—
Restricted stock units	—	1,301,613	507,139	1,040,740
Performance units	—	—	84,709	168,696
Stock appreciation rights	—	—	1,875,807	2,432,745
Options	—	—	952,350	1,268,180
Exercise prices	N/A	N/A	$22.12 - $55.33	$22.12 - $55.33

Net income (loss) per share attributable to Lear for the year ended December 31, 2010 and the 2009 Successor Period is not comparable to that in the 2009 Predecessor Period or for the year ended December 31, 2008, as all Predecessor common stock was extinguished under the Plan.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2010, there were no material changes in the methods or policies used to establish estimates and assumptions. The adoption of fresh-start accounting required significant estimation and judgment (Note 3, “Fresh-Start

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Accounting”). Other matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of fixed and intangible assets and unsettled pricing discussions with customers and suppliers (Note 4, “Summary of Significant Accounting Policies”); restructuring accruals (Note 5, “Restructuring”); deferred tax asset valuation allowances and income taxes (Note 9, “Income Taxes”); pension and other postretirement benefit plan assumptions (Note 10, “Pension and Other Postretirement Benefit Plans”); accruals related to litigation, warranty and environmental remediation costs (Note 13, “Commitments and Contingencies”); and self-insurance accruals. Actual results may differ significantly from the Company’s estimates.

Reclassifications

Certain amounts in prior periods’ financial statements have been reclassified to conform to the presentation used in the year ended December 31, 2010.

(5)	Restructuring

In 2005, the Company initiated a multi-year operational restructuring strategy to (i) eliminate excess capacity and lower the operating costs of the Company, (ii) streamline the Company’s organizational structure and reposition its business for improved long-term profitability and (iii) better align the Company’s manufacturing footprint with the changing needs of its customers. In light of industry conditions and customer announcements, the Company expanded this strategy and through the end of 2010, the Company incurred pretax restructuring costs of $736.1 million. The Company expects elevated restructuring actions and related investments to continue in 2011 and to curtail thereafter.

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

In 2010, the Company recorded charges of $63.9 million in connection with its restructuring actions. These charges consist of $56.9 million recorded as cost of sales and $7.0 million recorded as selling, general and administrative expenses. The restructuring charges consist of employee termination benefits of $51.0 million, fixed asset impairment charges of $3.6 million and contract termination costs of $3.4 million, as well as other related costs of $5.9 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $3.6 million in excess of related estimated fair values. Contract termination costs include pension benefit plan curtailment charges of $3.0 million and other various costs of $0.4 million.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of 2010 activity, excluding pension benefit plan curtailment charges of $3.0 million, is shown below (in millions):

	Successor				Successor
	Accrual as of				Accrual as of
	January 1,	2010	Utilization		December 31,
	2010	Charges	Cash	Non-cash	2010

Initial Restructuring Strategy:
Employee termination benefits	$11.2	$(0.5)	$(0.4)	$—	$10.3
Contract termination costs	2.0	0.1	—	—	2.1

	13.2	(0.4)	(0.4)	—	12.4

Other Restructuring Initiatives:
Employee termination benefits	68.6	51.5	(92.0)	—	28.1
Asset impairments	—	3.6	—	(3.6)	—
Contract termination costs	1.3	0.3	—	—	1.6
Other related costs	—	5.9	(5.9)	—	—

	69.9	61.3	(97.9)	(3.6)	29.7

Total	$83.1	$60.9	$(98.3)	$(3.6)	$42.1

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

Other Restructuring Initiatives:
Employee termination benefits	36.6	44.4	(12.4)	—	68.6
Contract termination costs	1.3	—	—	—	1.3
Other related costs	1.0	(1.0)	—	—	—

	38.9	43.4	(12.4)	—	69.9

Total	$52.5	$43.5	$(12.9)	$—	$83.1

In the 2009 Predecessor Period, the Company recorded charges of $100.4 million in connection with its restructuring actions. These charges consist of $96.0 million recorded as cost of sales, $8.8 million recorded as selling, general and administrative expenses, ($0.5) million recorded as other (income) expense, net and ($3.9) million recorded as reorganization items and fresh-start accounting adjustments, net. The restructuring charges consist of employee termination benefits of $77.9 million, fixed asset impairment charges of $5.6 million

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

and contract termination costs of $6.6 million, as well as other related costs of $10.3 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $5.6 million in excess of related estimated fair values. Contract termination costs include net pension and other postretirement benefit plan charges of $9.4 million and various other credits of ($2.8) million, the majority of which relate to the rejection of certain lease agreements in connection with the Company’s bankruptcy filing.

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

Other Restructuring Initiatives:
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

Other Restructuring Initiatives:
Employee termination benefits	—	104.2	(58.1)	—	46.1
Asset impairments	—	14.1	—	(14.1)	—
Contract termination costs	—	1.7	(0.1)	—	1.6
Other related costs	—	5.9	(5.9)	—	—

	—	125.9	(64.1)	(14.1)	47.7

Total	$74.6	$169.9	$(146.4)	$(17.5)	$80.6

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(6)	Investments in Affiliates and Other Related Party Transactions

The Company’s beneficial ownership in affiliates accounted for under the equity method is shown below:

	Successor		Predecessor
December 31,	2010	2009	2008

Shanghai Lear STEC Automotive Parts Co., Ltd. (China)	55%	55%	55%
Lear Shurlok Electronics (Proprietary) Limited (South Africa)	51	51	51
Industrias Cousin Freres, S.L. (Spain)	50	50	50
Lear Dongfeng Automotive Seating Co., Ltd. (China)	50	50	50
Dong Kwang Lear Yuhan Hoesa (Korea)	50	50	50
Jiangxi Jiangling Lear Interior Systems Co., Ltd. (China)	50	50	50
Beijing BAI Lear Automotive Systems Co., Ltd. (China)	50	50	50
Beijing Lear Automotive Electronics and Electrical Products Co., Ltd. (China)	50	50	50
Changchun Lear FAW Sihuan Automotive Electrical and Electronics Co., Ltd. (China)	49	—	—
Honduras Electrical Distribution Systems S. de R.L. de C.V. (Honduras)	49	49	49
Kyungshin-Lear Sales and Engineering LLC	49	49	49
Tacle Seating USA, LLC	49	49	49
TS Lear Automotive Sdn Bhd. (Malaysia)	46	46	46
Beijing Lear Dymos Automotive Systems Co., Ltd. (China)	40	40	40
UPM S.r.L. (Italy)	39	39	39
Dymos Lear Automotive India Private Limited (India)	35	35	35
Markol Otomotiv Yan Sanayi VE Ticaret A.S. (Turkey)	35	35	35
International Automotive Components Group North America, LLC	23	19	19
International Automotive Components Group, LLC (Europe)	—	30	34
Furukawa Lear Corporation	—	20	—
Nanjing Lear Xindi Automotive Interiors Systems Co., Ltd. (China)	—	—	50

Summarized group financial information for affiliates accounted for under the equity method as of December 31, 2010 and 2009, and for the years ended December 31, 2010, 2009 and 2008, is shown below (unaudited; in millions):

December 31,	2010	2009

Balance sheet data:
Current assets	$1,284.0	$1,107.8
Non-current assets	854.7	819.4
Current liabilities	1,087.7	958.6
Non-current liabilities	258.7	316.4

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

For the Year Ended December 31,	2010	2009	2008

Income statement data:
Net sales	$4,933.7	$3,199.9	$5,053.9
Gross profit	400.3	171.8	248.9
Income (loss) before provision for income taxes	171.9	(76.4)	(107.0)
Net income (loss) attributable to affiliates	146.2	(76.5)	(111.9)

As a result of the adoption of fresh-start accounting, investment in affiliates was re-measured at estimated fair value as of November 7, 2009 (see Note 3, “Fresh-Start Accounting”). As of December 31, 2010 and 2009, the Company’s aggregate investment in affiliates was $172.9 million and $138.8 million, respectively. In addition, the Company had receivables due from affiliates, including notes and advances, of $30.6 million and $33.8 million and payables due to affiliates of $25.8 million and $25.9 million as of December 31, 2010 and 2009, respectively.

A summary of transactions with affiliates and other related parties is shown below (in millions):

For the Year Ended December 31,	2010	2009	2008

Sales to affiliates	$81.0	$76.3	$95.8
Purchases from affiliates	150.7	121.5	250.8
Purchases from other related parties(1)	2.2	2.3	7.6
Management and other fees for services provided to affiliates	11.1	7.1	8.5
Dividends received from affiliates	7.4	5.3	4.1

(1)	Includes $2.2 million, $2.3 million and $3.6 million in 2010, 2009 and 2008, respectively, paid to CB Richard Ellis for real estate brokerage services, as well as property and project management services; includes $4.0 million in 2008 paid to Analysts International, Sequoia Services Group for the purchase of computer equipment, as well as computer-related services. Each entity employed a relative of the Company’s Chief Executive Officer and President.

The Company’s investment in Shanghai Lear STEC Automotive Parts Co., Ltd. is accounted for under the equity method as the result of certain approval rights granted to the minority shareholders.

The Company guarantees 49% of certain of the debt of Tacle Seating USA, LLC. As of December 31, 2010, the aggregate amount of debt guaranteed was $2.4 million.

2010

In December 2010, two of the Company’s affiliates accounted for under the equity method, International Automotive Components Group North America, LLC (“IAC North America”) and International Automotive Components Group, LLC (“IAC Europe”), and a third entity, International Automotive Components Group Japan, LLC, entered into a combination agreement whereby each of the entities was combined into IAC North America as the surviving entity. After giving effect to the combination, the Company’s ownership interest in IAC North America increased to 22.88% from 18.75%. The Company’s investment in IAC North America was accounted for under the equity method in prior periods due to the Company’s ability to exert significant influence over the venture.

In June 2010, the Company divested its ownership interest in Furukawa Lear Corporation for $2.1 million and recognized a gain of $1.8 million on the transaction, which is reflected in other (income) expense, net in the accompanying consolidated statement of operations for the year ended December 31, 2010. Also in 2010, the Company established Changchun Lear FAW Sihuan Automotive Electrical and Electronics Co., Ltd., a joint venture with Changchun FAW Sihuan Group Corporation and Changchun ZhiXin LiHe Trade Co., Ltd., to manufacture and supply electrical and electronic automotive products in China.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

In addition, the name of Hanil Lear India Private Limited was changed to Dymos Lear Automotive India Private Limited.

2009

In July 2009, the Company divested its ownership interest in Nanjing Lear Xindi Automotive Interiors Systems Co., Ltd. for $0.7 million and recognized a gain of $0.7 million on the transaction, which is reflected in other (income) expense, net in the accompanying consolidated statement of operations for the 2009 Predecessor Period. In April 2009, the Company divested a portion of its ownership interest in Furukawa Lear Corporation, thereby reducing its ownership interest to 20% from 80%, and commenced accounting for its investment under the equity method. Previously, Furukawa Lear Corporation was accounted for as a consolidated, less than wholly owned subsidiary.

In July 2009, as a result of an equity transaction between IAC Europe and one of the Company’s joint venture partners, the Company’s ownership interest in IAC Europe decreased to 30.45%, and the Company recognized an impairment charge of $26.6 million related to its investment. The Company also recognized an impairment charge of $15.4 million related to its investment in another equity affiliate. These impairment charges are reflected in equity in net (income) loss of affiliates in the accompanying consolidated statement of operations for the 2009 Predecessor Period. See Note 4, “Summary of Significant Accounting Policies.”

2008

In December 2008, the Company divested its ownership interest in Total Interior Systems — America, LLC for $35.0 million and recognized a gain of $19.5 million on the transaction, which is reflected in other (income) expense, net in the accompanying consolidated statement of operations for the year ended December 31, 2008. In June 2008, the Company divested a portion of its ownership interests in Honduras Electrical Distribution Systems S. de R.L. de C.V. and Kyungshin-Lear Sales and Engineering LLC, thereby reducing its ownership interests in these ventures to 49% from 60%. In connection with this transaction, the Company recognized a gain of $2.7 million, which is reflected in other (income) expense, net in the accompanying consolidated statement of operations for the year ended December 31, 2008. In April 2008, the Company divested a portion of its ownership interest in Hanil Lear India Private Limited, thereby reducing its ownership interest in this venture to 35% from 50%. In connection with this transaction, the Company recognized an impairment charge of $1.0 million in the first quarter of 2008, which is reflected in equity in net (income) loss of affiliates in the accompanying consolidated statement of operations for the year ended December 31, 2008.

Also in 2008, the Company recognized an impairment charge of $34.2 million related to its investment in IAC North America. The impairment charge was based on the significant decline in the operating results of IAC North America, as well as a financing transaction between IAC North America and certain of its lenders, and is reflected in equity in net (income) loss of affiliates in the accompanying consolidated statement of operations for the year ended December 31, 2008. See Note 4, “Summary of Significant Accounting Policies.”

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

The Company utilizes uncommitted lines of credit as needed for its short-term working capital fluctuations in certain of its foreign subsidiaries. As of December 31, 2010, the Company had lines of credit from banks totaling $27.8 million, of which no amounts were outstanding and $27.8 million was unused and available, subject to certain restrictions imposed by the Company’s senior notes and credit agreement (Note 8, “Long-Term Debt”). As of December 31, 2009, the Company had lines of credit from banks totaling $12.4 million, of which $8.9 million was

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

outstanding and $3.5 million was unused and available, subject to certain restrictions imposed by the Company’s long-term credit agreements. As of December 31, 2009, the weighted average interest rate on outstanding borrowings under these lines of credit was 10.2%.

(8)	Long-Term Debt

A summary of long-term debt and the related weighted average interest rates is shown below (in millions):

December 31,	2010		2009
		Weighted		Weighted
	Long-Term	Average	Long-Term	Average
Debt Instrument	Debt	Interest Rate	Debt	Interest Rate

7.875% Senior Notes due 2018	$347.7	8.00%	$—	N/A
8.125% Senior Notes due 2020	347.2	8.25%	—	N/A
First Lien Credit Agreement	—	N/A	375.0	7.50%
Second Lien Credit Agreement	—	N/A	550.0	9.00%
Other	—		10.2	2.05%

	694.9		935.2
Less — Current portion	—		(8.1)

Long-term debt	$694.9		$927.1

Senior Notes

On March 26, 2010, the Company issued $350 million in aggregate principal amount at maturity of senior unsecured notes due 2018 at a stated coupon rate of 7.875% (the “2018 Notes”) and $350 million in aggregate principal amount at maturity of senior unsecured notes due 2020 at a stated coupon rate of 8.125% (the “2020 Notes” and together with the 2018 Notes, the “Notes”). The 2018 Notes were priced at 99.276% of par, resulting in a yield to maturity of 8.00%, and the 2020 Notes were priced at 99.164% of par, resulting in a yield to maturity of 8.25%. The net proceeds from the issuance of the Notes, together with existing cash on hand, were used to repay in full an aggregate amount of $925.0 million of term loans provided under the Company’s first and second lien credit agreements (described below).

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

As of December 31, 2010, the Company was in compliance with all covenants under the indenture governing the Notes.

First and Second Lien Credit Agreements and Revolving Credit Facility

In connection with the Company’s emergence from Chapter 11 bankruptcy proceedings, the Company entered into a first lien credit agreement (as amended, restated or otherwise modified, the “first lien credit agreement”) and a second lien credit agreement with certain financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent, in the fourth quarter of 2009. Pursuant to the terms of the first lien credit agreement, on the Effective Date, the Company had access to $500 million, subject to certain adjustments as defined in the Plan. A portion of the proceeds under the first lien credit agreement was used to satisfy amounts outstanding under the Company’s debtor-in-possession credit facility. The remaining proceeds were available for other general corporate purposes. For further information regarding the debtor-in-possession credit facility, see “DIP Agreement” below. The second lien credit agreement provided for the issuance of $550 million of term loans, which debt was issued on

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

the Effective Date in partial satisfaction of the amounts outstanding under the Company’s pre-petition primary credit facility. As of December 31, 2009, the Company had $375.0 million and $550.0 million of term loans outstanding under the first lien credit agreement and the second lien credit agreement, respectively.

Effective March 19, 2010, the Company entered into an amendment and restatement of the first lien credit agreement, which provides for a $110 million revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility permits borrowings for general corporate and working capital purposes and the issuance of letters of credit. The commitments under the Revolving Credit Facility expire on March 18, 2013. As of December 31, 2010, there were no borrowings outstanding under the Revolving Credit Facility.

Obligations under the Revolving Credit Facility are secured on a first priority basis by a lien on substantially all of the U.S. assets of Lear and its domestic subsidiaries, as well as 100% of the stock of Lear’s domestic subsidiaries and 65% of the stock of certain of Lear’s foreign subsidiaries. In addition, obligations under the Revolving Credit Facility are guaranteed, jointly and severally, on a first priority basis, by certain of Lear’s domestic subsidiaries, which are directly or indirectly 100% owned by Lear. See Note 18, “Supplemental Guarantor Condensed Consolidating Financial Statements.”

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

The Revolving Credit Facility contains various customary representations, warranties and covenants by the Company, including, without limitation, (i) covenants regarding maximum leverage and minimum interest coverage, (ii) limitations on the amount of capital expenditures, (iii) limitations on fundamental changes involving the Company or its subsidiaries and (iv) limitations on indebtedness and liens. As of December 31, 2010, the Company was in compliance with all covenants under the agreement governing the Revolving Credit Facility.

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

As discussed above, the Company used the net proceeds from the issuance of the Notes, together with its existing cash on hand, to repay in full all amounts outstanding under the term loans provided under the Company’s first and second lien credit agreements. In connection with the issuance of the Notes, the repayment of the term loans and the related amendments to the first lien credit agreement, in 2010, the Company recognized a loss on the extinguishment of debt of $11.8 million, resulting from the write-off of unamortized debt issuance costs, and paid debt issuance costs of $17.6 million. The debt issuance costs are being amortized over the life of the related debt. The loss on the extinguishment of debt is recorded in other (income) expense, net in the accompanying consolidated statement of operations for the year ended December 31, 2010. See Note 4, “Summary of Significant Accounting Policies.”

DIP Agreement

On July 6, 2009, the Debtors entered into a credit and guarantee agreement by and among Lear, as borrower, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the “DIP Agreement”). The DIP Agreement provided for new money debtor-in-possession financing comprised of a term loan in the aggregate principal amount of $500 million. On August 4, 2009, the Bankruptcy Court entered an order approving the DIP Agreement, and the Debtors subsequently received proceeds of $500 million, net of related fees and expenses of $36.7 million, related to available debtor-in-possession financing. On the Effective Date,

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

amounts outstanding under the DIP Agreement were repaid, using proceeds of the first lien credit agreement and available cash.

Pre-Petition Primary Credit Facility

The Company’s pre-petition primary credit facility consisted of an amended and restated credit and guarantee agreement, as further amended, which provided for maximum revolving borrowing commitments of $1.3 billion and a term loan facility of $1.0 billion. Borrowings and repayments under the pre-petition primary credit facility are shown below (in millions):

Year	Borrowings	Repayments

2008 — Predecessor	$1,418.9	$232.9

In the 2009 Predecessor Period, there were additional non-cash borrowings of $63.6 million under the pre-petition primary credit facility related to draws on the Company’s outstanding letters of credit. On the Effective Date, pursuant to the Plan, the Company’s pre-petition primary credit facility was cancelled (except for the purposes of allowing creditors under that facility to receive distributions under the Plan and allowing the administrative agent to exercise certain rights). On the Effective Date, pursuant to the Plan, each lender under the pre-petition primary credit facility received its pro rata share of (i) $550 million of term loans provided under the second lien credit agreement; (ii) $450 million of Series A Preferred Stock; (iii) 35.5% of the Common Stock (excluding any effect of the Series A Preferred Stock, the Warrants and the management equity grants) and (iv) $100 million of cash.

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Other

As of December 31, 2009, other long-term debt consisted primarily of amounts outstanding under term loans and capital leases.

Scheduled Maturities

As of December 31, 2010, there are no scheduled maturities of long-term debt in the next five years.

(9)	Income Taxes

A summary of consolidated income (loss) before provision (benefit) for income taxes and equity in net (income) loss of affiliates and the components of provision (benefit) for income taxes is shown below (in millions):

	Successor		Predecessor
		Two Month	Ten Month
	Year Ended	Period Ended	Period Ended	Year Ended
	December 31,	December 31,	November 7,	December 31,
	2010	2009	2009	2008
Consolidated income (loss) before provision (benefit) for income taxes and equity in net (income) loss of affiliates:
Domestic	$195.8	$(98.0)	$1,087.0	$(164.1)
Foreign	253.0	64.2	(159.4)	(377.3)

	$448.8	$(33.8)	$927.6	$(541.4)

Domestic provision (benefit) for income taxes:
Current provision (benefit)	$13.6	$(0.1)	$(38.8)	$3.4
Deferred provision	4.5	0.7	0.9	—

Total domestic provision (benefit)	18.1	0.6	(37.9)	3.4

Foreign provision (benefit) for income taxes:
Current provision (benefit)	21.9	(21.7)	35.8	52.0
Deferred provision (benefit)	(15.4)	(3.1)	31.3	30.4

Total foreign provision (benefit)	6.5	(24.8)	67.1	82.4

Provision (benefit) for income taxes	$24.6	$(24.2)	$29.2	$85.8

The domestic provision (benefit) includes withholding taxes related to dividends and royalties paid by the Company’s foreign subsidiaries. The domestic deferred provision includes the benefit of prior unrecognized net operating loss carryforwards of $90.3 million and $34.7 million for the years ended December 31, 2010 and 2008, respectively. The foreign deferred provision (benefit) includes the benefit of prior unrecognized net operating loss carryforwards of $7.3 million and $1.9 million for the years ended December 31, 2010 and 2008, respectively. The

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

domestic and foreign deferred provision (benefit) does not include any benefit of prior unrecognized net operating loss carryforwards for the 2009 Successor and 2009 Predecessor Periods.

A summary of the differences between the provision (benefit) for income taxes calculated at the United States federal statutory income tax rate of 35% and the consolidated provision (benefit) for income taxes is shown below (in millions):

	Successor		Predecessor
		Two Month	Ten Month
	Year Ended	Period Ended	Period Ended	Year Ended
	December 31,	December 31,	November 7,	December 31,
	2010	2009	2009	2008
Consolidated income (loss) before provision (benefit) for income taxes and equity in net (income) loss of affiliates multiplied by the United States federal statutory income tax rate	$157.1	$(11.8)	$324.7	$(189.5)
Differences in income taxes on foreign earnings, losses and remittances	(35.4)	(5.2)	23.2	(7.8)
Valuation allowance adjustments	(56.2)	54.8	219.5	138.1
Tax credits	(19.1)	—	(9.0)	(9.3)
Tax audits and assessments	(30.8)	(27.6)	(1.2)	9.5
Increase in tax loss carryforwards(1)	(268.1)	—	—	—
Increase in valuation allowance related to tax loss carryforwards(1)	268.1	—	—	—
Goodwill impairment charges	—	—	111.6	181.6
Reorganization items and fresh-start accounting adjustments, net	—	—	(641.3)	—
Other	9.0	(34.4)	1.7	(36.8)

Provision (benefit) for income taxes	$24.6	$(24.2)	$29.2	$85.8

(1)	Represents the increase in tax loss carryforwards resulting from the final determination of the Company’s reorganization value for U.S. tax purposes, an international restructuring transaction and other matters, all of which are subject to a full valuation allowance as it is not more likely than not that the deferred tax assets will be realized.

Under the Plan, the Company’s pre-petition debt securities, primary credit facility and other obligations were extinguished. Absent an exception, a debtor recognizes cancellation of indebtedness income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. Conversely, a debtor recognizes a premium deduction upon discharge of its outstanding indebtedness for an amount of consideration that exceeds its adjusted issue price. As a result of the final determination of the Company’s reorganization value for U.S. tax purposes, the Company increased its U.S. net operating loss carryforwards and retained its capital loss and tax credit carryforwards (collectively, the “Tax Attributes”). As a result, the Company has increased its deferred tax assets related to its tax loss carryforwards. However, a valuation allowance has been provided with respect to the deferred tax assets as the Company has concluded that it is not more likely than not that the deferred tax assets will be realized.

Internal Revenue Code of 1986, as amended (“IRC”), Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its Tax Attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. The Company’s emergence from Chapter 11 bankruptcy

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

proceedings is considered a change in ownership for purposes of IRC Section 382. The limitation under the IRC is based on the value of the corporation as of the emergence date. As a result, the Company’s future U.S. taxable income may not be fully offset by the Tax Attributes if such income exceeds its annual limitation, and the Company may incur a tax liability with respect to such income. In addition, subsequent changes in ownership for purposes of the IRC could further limit the Company’s ability to use its Tax Attributes.

For the year ended December 31, 2010, the 2009 Successor Period, the 2009 Predecessor Period and the year ended December 31, 2008, income in foreign jurisdictions with tax holidays was $164.4 million, $9.8 million, $99.8 million and $104.4 million, respectively. Such tax holidays generally expire from 2011 through 2017.

Deferred income taxes represent temporary differences in the recognition of certain items for financial reporting and income tax purposes. A summary of the components of the net deferred income tax asset is shown below (in millions):

	Successor
December 31,	2010	2009

Deferred income tax assets:
Tax loss carryforwards	$892.2	$715.6
Tax credit carryforwards	252.6	221.3
Retirement benefit plans	78.0	80.4
Accrued liabilities	104.8	76.5
Self-insurance reserves	11.5	15.0
Current asset basis differences	24.5	25.1
Long-term asset basis differences	41.6	34.7
Defined benefit plan liability adjustments	10.2	—
Deferred compensation	18.3	4.1
Recoverable customer engineering, development and tooling	0.6	10.1
Undistributed earnings of foreign subsidiaries	0.9	—
Derivative instruments and hedging	—	0.2
Other	1.0	—

	1,436.2	1,183.0
Valuation allowance	(1,407.3)	(1,166.4)

	$28.9	$16.6

Deferred income tax liabilities:
Undistributed earnings of foreign subsidiaries	$—	$(2.6)
Defined benefit plan liability adjustments	—	(1.7)
Other	—	(2.9)

	$—	$(7.2)

Net deferred income tax asset	$28.9	$9.4

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

respective valuation allowance is eliminated. The classification of the net deferred income tax asset is shown below (in millions):

	Successor
December 31,	2010	2009

Deferred income tax assets:
Current	$57.6	$37.3
Long-term	52.1	72.8
Deferred income tax liabilities:
Current	(22.5)	(16.9)
Long-term	(58.3)	(83.8)

Net deferred income tax asset	$28.9	$9.4

Deferred income taxes have not been provided on $738.6 million of certain undistributed earnings of the Company’s foreign subsidiaries as such amounts are considered to be permanently reinvested. It is not practicable to determine the unrecognized deferred tax liability on these earnings because the actual tax liability on these earnings, if any, is dependent on circumstances existing when remittance occurs.

As of December 31, 2010, the Company had tax loss carryforwards of $2.9 billion. Of the total tax loss carryforwards, $1.6 billion has no expiration date, and $1.3 billion expires from 2011 through 2029. In addition, the Company had tax credit carryforwards of $252.6 million comprised principally of U.S. foreign tax credits, research and development credits and investment tax credits that generally expire between 2011 and 2030.

As of December 31, 2010 and 2009, the Company’s gross unrecognized tax benefits were $36.2 million and $63.8 million, respectively (excluding interest and penalties), all of which, if recognized, would affect the Company’s effective tax rate. The gross unrecognized tax benefits are recorded in other long-term liabilities, with the exception of $11.7 million and $2.7 million (excluding interest and penalties) which is recorded in accrued liabilities, in the accompanying consolidated balance sheets as of December 31, 2010 and 2009, respectively.

A summary of the changes in gross unrecognized tax benefits is shown below (in millions):

	Successor		Predecessor
		Two Month	Ten Month
	Year Ended	Period Ended	Period Ended	Year Ended
	December 31,	December 31,	November 7,	December 31,
	2010	2009	2009	2008
Balance at beginning of period	$63.8	$93.2	$99.8	$135.8
Additions based on tax positions related to current year	0.3	0.9	0.5	10.3
Additions (reductions) based on tax positions related to prior years	(1.2)	(28.8)	7.7	0.7
Settlements	(4.4)	—	(12.4)	(0.2)
Statute expirations	(21.7)	—	(8.0)	(30.1)
Foreign currency translation	(0.6)	(1.5)	5.6	(16.7)

Balance at end of period	$36.2	$63.8	$93.2	$99.8

The Company recognizes interest and penalties with respect to unrecognized tax benefits as income tax expense. As of December 31, 2010 and 2009, the Company had recorded gross reserves of $10.7 and $26.7 million (excluding federal benefit where applicable), respectively, related to interest and penalties, of which $8.7 million and $20.2 million, respectively, if recognized, would affect the Company’s effective tax rate. During the year ended December 31, 2010, the 2009 Successor Period, the 2009 Predecessor Period and the year ended December 31,

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2008, the Company recorded net tax (benefit) expense (including federal benefit where applicable) related to changes in its reserves for interest and penalties of ($12.1) million, ($4.8) million, ($3.2) million and $10.1 million, respectively.

The Company operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subject to review by both domestic and foreign tax authorities. During the next twelve months, it is reasonably possible that, as a result of audit settlements, the conclusion of current examinations and the expiration of the statute of limitations in several jurisdictions, the Company may decrease the amount of its gross unrecognized tax benefits by approximately $11.7 million, all of which, if recognized, would affect its effective tax rate. The gross unrecognized tax benefits subject to potential decrease involve issues related to transfer pricing, tax credits and various other tax items in several jurisdictions. However, as a result of ongoing examinations, tax proceedings in certain countries, additions to the gross unrecognized tax benefits for positions taken and interest and penalties, if any, arising in 2011, it is not possible to estimate the potential net increase or decrease to the Company’s gross unrecognized tax benefits during the next twelve months.

The Company considers its significant tax jurisdictions to include Canada, Germany, Hungary, Italy, Mexico, Poland, Spain and the United States. The Company or its subsidiaries remain subject to income tax examination in certain U.S. state and local jurisdictions for years after 1998; however, for any taxable year prior to 2009, such jurisdictions are generally limited to the amount of any tax claims they filed in the Bankruptcy Court by January 4, 2010. Further, the Company or its subsidiaries remain subject to income tax examination in Mexico for years after 2002, in Germany for years after 2003, in Hungary and Poland for years after 2004, in Italy and Spain generally for years after 2005, in Canada for years after 2008, and in the United States for years after 2009.

New Legislation

In March 2010, the Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act (the “Acts”) were signed into law. The Acts will reduce the tax deduction available to the Company to the extent of any Medicare Part D subsidy received. Although the Acts do not take effect until 2012, the Company is required to recognize the tax impact of the Acts beginning in the period in which the Acts were signed. As a result of the valuation allowance related to the Company’s net deferred tax assets in the United States, the Acts did not impact the Company’s 2010 effective tax rate.

In August 2010, the Education Jobs & Medicaid Assistance Act (“H.R. 1586”) was signed into law. H.R. 1586 contains a number of international tax revenue raising provisions, which are generally effective January 1, 2011. These provisions generally attempt to limit a taxpayer’s ability to fully claim foreign tax credits in several situations. The Company does not expect the impact of H.R. 1586 to be significant.

In December 2010, the Tax Relief, Unemployment Reauthorization, and Job Creation Act of 2010 (“H.R. 4853”) was enacted. In addition to the extension of the personal income tax rates and various other individual tax provisions, H.R. 4853 contains a number of business tax provisions, including the extension of certain expired provisions. H.R. 4853 extends the Research & Development Tax Credit (“R&D Credit”), which expired on December 31, 2009, retroactively for two years through December 31, 2011. The Company intends to claim the R&D Credit; however, as a result of the valuation allowance related to the Company’s net deferred tax assets in the United States, the R&D Credit did not impact the Company’s 2010 effective tax rate. The R&D Credit is available to be carried forward for 20 years.

(10)	Pension and Other Postretirement Benefit Plans

The Company has noncontributory defined benefit pension plans covering certain domestic employees and certain employees in foreign countries, principally Canada. The Company’s salaried pension plans provide benefits based on final average earnings formulas. The Company’s hourly pension plans provide benefits under flat benefit and cash balance formulas. The Company also has contractual arrangements with certain employees which provide

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

for supplemental retirement benefits. In general, the Company’s policy is to fund its pension benefit obligation based on legal requirements, tax and liquidity considerations and local practices.

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

Obligations and Funded Status

A reconciliation of the change in benefit obligation and the change in plan assets for the year ended December 31, 2010, the 2009 Successor Period and the 2009 Predecessor Period is shown below (in millions):

	Pension
	Successor				Predecessor
			Two Month		Ten Month
	Year Ended		Period Ended		Period Ended
	December 31,		December 31,		November 7,
	2010		2009		2009
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Change in benefit obligation:
Benefit obligation at beginning of period	$404.7	$412.6	$404.0	$410.7	$417.6	$360.9
Service cost	3.2	4.7	0.4	0.9	3.0	4.9
Interest cost	23.1	23.7	3.2	3.6	20.0	19.3
Amendments	—	—	—	—	—	(1.5)
Actuarial (gain) loss	29.9	46.6	(0.8)	(3.7)	(16.8)	27.0
Benefits paid	(19.3)	(27.1)	(2.1)	(5.0)	(19.9)	(24.5)
Curtailment (gain) loss	—	3.5	—	—	—	(0.6)
Special termination benefits	—	—	—	—	0.1	0.5
Settlements	—	—	—	—	—	(19.6)
Translation adjustment	—	14.7	—	6.1	—	44.3

Benefit obligation at end of period	$441.6	$478.7	$404.7	$412.6	$404.0	$410.7

	Pension
	Successor				Predecessor
			Two Month		Ten Month
	Year Ended		Period Ended		Period Ended
	December 31,		December 31,		November 7,
	2010		2009		2009
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Change in plan assets:
Fair value of plan assets at beginning of period	$301.4	$384.6	$294.3	$367.5	$246.8	$277.0
Actual return on plan assets	28.6	31.5	9.2	6.1	33.6	35.9
Employer contributions	24.5	36.9	—	7.2	33.8	39.8
Benefits paid	(19.3)	(27.1)	(2.1)	(5.0)	(19.9)	(24.4)
Translation adjustment	—	21.5	—	8.8	—	39.2

Fair value of plan assets at end of period	$335.2	$447.4	$301.4	$384.6	$294.3	$367.5

Funded Status	$(106.4)	$(31.3)	$(103.3)	$(28.0)	$(109.7)	$(43.2)

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Pension
	December 31, 2010		December 31, 2009
	U.S.	Foreign	U.S.	Foreign
Amounts recognized in the consolidated balance sheet:
Other long-term assets	$—	$39.4	$—	$44.8
Accrued liabilities	(6.9)	(4.3)	(6.9)	(3.4)
Other long-term liabilities	(99.5)	(66.4)	(96.4)	(69.4)

	Other Postretirement
	Successor				Predecessor
			Two Month		Ten Month
	Year Ended		Period Ended		Period Ended
	December 31,		December 31,		November 7,
	2010		2009		2009
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Change in benefit obligation:
Benefit obligation at beginning of period	$103.0	$53.4	$103.0	$52.4	$92.2	$80.2
Service cost	0.5	0.8	0.1	0.1	0.7	1.5
Interest cost	5.5	3.6	0.7	0.5	4.4	5.2
Amendments	—	—	—	—	—	(39.5)
Actuarial (gain) loss	8.0	7.2	0.1	(0.5)	11.6	0.8
Benefits paid	(5.6)	(1.7)	(0.9)	(0.4)	(5.9)	(2.5)
Curtailment gain	—	—	—	—	—	(1.3)
Special termination benefits	—	0.1	—	—	—	0.3
Translation adjustment	—	3.3	—	1.3	—	7.7

Benefit obligation at end of period	$111.4	$66.7	$103.0	$53.4	$103.0	$52.4

	Other Postretirement
	Successor				Predecessor
			Two Month		Ten Month
	Year Ended		Period Ended		Period Ended
	December 31,		December 31,		November 7,
	2010		2009		2009
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—	$—	$—	$—	$—
Employer contributions	5.6	1.7	0.9	0.4	5.9	2.5
Benefits paid	(5.6)	(1.7)	(0.9)	(0.4)	(5.9)	(2.5)

Fair value of plan assets at end of period	$—	$—	$—	$—	$—	$—

Funded Status	$(111.4)	$(66.7)	$(103.0)	$(53.4)	$(103.0)	$(52.4)

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Other Postretirement
	December 31, 2010		December 31, 2009
	U.S.	Foreign	U.S.	Foreign
Amounts recognized in the consolidated balance sheet:
Accrued liabilities	$(8.2)	$(2.8)	$(7.4)	$(2.7)
Other long-term liabilities	(103.2)	(63.9)	(95.6)	(50.7)

As of December 31, 2010 and 2009, the accumulated benefit obligation for all of the Company’s pension plans was $915.6 million and $813.4 million, respectively. As of December 31, 2010 and 2009, the majority of the Company’s pension plans had accumulated benefit obligations in excess of plan assets. The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets of pension plans with accumulated benefit obligations in excess of plan assets were $647.4 million, $643.7 million and $470.3 million, respectively, as of December 31, 2010, and $581.7 million, $579.1 million and $405.7 million, respectively, as of December 31, 2009.

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

Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

In connection with the adoption of fresh-start accounting, amounts recorded in accumulated other comprehensive loss as of November 7, 2009, were eliminated. For further information, see Note 3, “Fresh-Start

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Accounting.” Amounts recognized in comprehensive income (loss) for the year ended December 31, 2010, the 2009 Successor Period and the 2009 Predecessor Period are shown below (in millions):

	Pension
					Predecessor
	Successor				Ten Month
	Year Ended				Period Ended
	December 31,		Two Month Period Ended		November 7,
	2010		December 31, 2009		2009
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial gains recognized:
Reclassification adjustments	$(0.1)	$—	$—	$—	$4.5	$4.6
Actuarial gain (loss) arising during the period	(24.7)	(38.5)	6.8	5.9	33.0	(8.2)
Prior service credit (cost) recognized:
Reclassification adjustments	—	—	—	—	3.1	10.2
Prior service cost arising during the period	—	—	—	—	—	1.6
Translation adjustment	—	0.3	—	—	—	(8.9)

	$(24.8)	$(38.2)	$6.8	$5.9	$40.6	$(0.7)

	Other Postretirement
					Predecessor
					Ten Month
	Successor				Period Ended
	Year Ended		Two Month Period Ended		November 7,
	December 31, 2010		December 31, 2009		2009
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial gains recognized:
Reclassification adjustments	$—	$—	$—	$—	$0.8	$(0.6)
Actuarial gain (loss) arising during the period	(8.0)	(7.2)	(0.1)	0.5	(11.5)	(0.9)
Prior service credit (cost) recognized:
Reclassification adjustments	—	—	—	—	(6.1)	(3.2)
Prior service cost arising during the period	—	—	—	—	—	39.5
Transition obligation recognized:
Reclassification adjustment	—	—	—	—	—	3.9
Translation adjustment	—	—	—	—	—	5.0

	$(8.0)	$(7.2)	$(0.1)	$0.5	$(16.8)	$43.7

Pension and other postretirement comprehensive income for the 2009 Predecessor Period includes $24.9 million and $30.1 million, respectively, of income related to fresh-start accounting adjustments.

Amounts recorded in accumulated other comprehensive loss not yet recognized in net periodic benefit cost are shown below (in millions):

	Pension — Successor
	December 31,
	2010		December 31, 2009
	U.S.	Foreign	U.S.	Foreign
Net unrecognized actuarial gain (loss)	$(18.0)	$(32.3)	$6.8	$5.9

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Other Postretirement — Successor
	December 31, 2010		December 31, 2009
	U.S.	Foreign	U.S.	Foreign

Net unrecognized actuarial gain (loss)	$(8.1)	$(6.7)	$(0.1)	$0.5

Pretax amounts recorded in accumulated other comprehensive loss as of December 31, 2010, that are expected to be recognized as components of net periodic benefit cost in the year ending December 31, 2011, are shown below (in millions):

	Pension	Other Postretirement
	Foreign	U.S.	Foreign

Net unrecognized actuarial loss	$(0.3)	$(0.3)	$(0.1)

Net Periodic Benefit Cost

The components of the Company’s net periodic pension benefit cost are shown below (in millions):

	Successor				Predecessor
			Two Month		Ten Month
	Year Ended		Period Ended		Period Ended		Year Ended
	December 31, 2010		December 31, 2009		November 7, 2009		December 31, 2008
Pension	U.S.	Foreign	U.S	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$3.2	$4.7	$0.4	$0.9	$3.0	$4.9	$6.2	$9.8
Interest cost	23.1	23.7	3.2	3.6	20.0	19.3	22.9	25.1
Expected return on plan assets	(23.5)	(27.4)	(3.2)	(4.0)	(17.5)	(17.6)	(28.9)	(25.8)
Amortization of actuarial loss	—	—	—	—	4.1	0.8	—	0.4
Amortization of transition asset	—	—	—	—	—	—	—	(0.1)
Amortization of prior service cost	—	—	—	—	2.0	2.7	2.7	4.1
Settlement (gain) loss	(0.1)	—	—	—	0.5	2.7	1.2	—
Special termination benefits	—	—	—	—	—	0.7	—	2.9
Curtailment loss, net	—	3.5	—	—	1.2	7.3	3.0	4.4

Net periodic benefit cost	$2.7	$4.5	$0.4	$0.5	$13.3	$20.8	$7.1	$20.8

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The components of the Company’s net periodic other postretirement benefit cost are shown below (in millions):

	Successor				Predecessor
			Two Month		Ten Month
	Year Ended		Period Ended		Period Ended		Year Ended
	December 31, 2010		December 31, 2009		November 7, 2009		December 31, 2008
Other Postretirement	U.S.	Foreign	U.S	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$0.5	$0.8	$0.1	$0.1	$0.7	$1.5	$1.7	$5.5
Interest cost	5.5	3.6	0.7	0.5	4.4	5.2	6.8	8.6
Amortization of actuarial (gain) loss	—	—	—	—	0.8	(0.6)	1.4	2.0
Amortization of transition obligation	—	—	—	—	—	0.5	0.1	0.7
Amortization of prior service cost	—	—	—	—	(6.2)	—	(3.5)	—
Special termination benefits	—	0.1	—	—	—	0.3	—	0.3
Curtailment gain, net	—	—	—	—	—	(1.1)	—	(2.8)

Net periodic benefit cost	$6.0	$4.5	$0.8	$0.6	$(0.3)	$5.8	$6.5	$14.3

For the year ended December 31, 2010, the 2009 Predecessor Period and the year ended December 31, 2008, the Company recognized net pension and other postretirement benefit curtailment and other losses of $3.0 million, $9.4 million and $7.5 million, respectively, related to its restructuring actions.

Assumptions

The weighted average actuarial assumptions used in determining the benefit obligations are shown below:

			Other
	Pension		Postretirement
December 31,	2010	2009	2010	2009

Discount rate:
Domestic plans	5.45%	5.93%	5.00%	5.50%
Foreign plans	5.20%	5.88%	5.60%	6.60%
Rate of compensation increase:
Foreign plans	3.63%	3.71%	N/A	N/A

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The weighted average actuarial assumptions used in determining the net periodic benefit cost are shown below:

	Successor		Predecessor
		Two Month	Ten Month
	Year Ended	Period Ended	Period Ended	Year Ended
	December 31,	December 31,	November 7,	December 31,
	2010	2009	2009	2008
Pension
Discount rate:
Domestic plans	5.96%	5.47%	5.68%	6.25%
Foreign plans	5.88%	5.81%	6.23%	5.40%
Expected return on plan assets:
Domestic plans	8.00%	8.25%	8.25%	8.25%
Foreign plans	6.92%	6.90%	6.90%	6.90%
Rate of compensation increase:
Foreign plans	3.65%	3.71%	3.24%	3.90%
Other postretirement
Discount rate:
Domestic plans	5.50%	5.50%	5.75%	6.10%
Foreign plans	6.60%	6.50%	7.50%	5.60%

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

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. A 1% increase in the assumed rate of healthcare cost increases each year would increase the postretirement benefit obligation by $24.2 million as of December 31, 2010, and increase the net periodic postretirement benefit cost by $1.5 million for the year then ended. A 1% decrease in the assumed rate of healthcare cost increases each year would decrease the postretirement benefit obligation by $19.6 million as of December 31, 2010, and decrease the net periodic postretirement benefit cost by $1.3 million for the year then ended.

For the measurement of postretirement benefit obligation as of December 31, 2010, domestic healthcare costs were assumed to increase 9% in 2011, grading down over time to 5% in seven years. Foreign healthcare costs were assumed to increase 6% in 2011, grading down over time to 5% in 14 years on a weighted average basis.

Plan Assets

With the exception of investments in hedge funds, plan assets are valued at fair value using a market approach and observable inputs, such as quoted market prices in active markets (Level 1 input based on the GAAP fair value hierarchy). Investments in hedge funds are valued at fair value based on net asset per share or unit provided for each investment fund. Net asset value per share or unit is considered an unobservable input (Level 3 input based on the GAAP fair value hierarchy). As of December 31, 2010 and 2009, the Company’s plan assets include investments in hedge funds of $63.6 million and $58.1 million, respectively. During the year ended December 31, 2010, changes in the fair value of these plan assets were due to unrealized gains of $2.7 million, realized gains of $0.1 million, net purchases, sales and settlements of $1.6 million and the impact of translation and other of $1.1 million. During the 2009 Successor Period, changes in the fair value of these plan assets were due to unrealized gains of $0.9 million, realized losses of ($0.1) million, net purchases, sales and settlements of ($2.0) million and the impact of translation and other of $0.7 million. During the 2009 Predecessor Period, changes in the fair value of these plan assets were due to unrealized gains of $2.9 million, net purchases, sales and settlements of ($3.9) million and the impact of

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

translation and other of $3.2 million. For further information on the GAAP fair value hierarchy, see Note 15, “Financial Instruments.”

The Company’s pension plan assets by asset category are shown below (in millions). Pension plan assets for the foreign plans relate to the Company’s pension plans in Canada and the United Kingdom.

	Successor
December 31,	2010	2009

Equity securities:
Domestic plans	$196.2	$191.5
Foreign plans	240.7	191.0
Debt securities:
Domestic plans	101.7	78.2
Foreign plans	154.5	130.2
Investments in hedge funds:
Domestic plans	30.3	28.1
Foreign plans	33.3	30.0
Cash and other:
Domestic plans	6.9	3.5
Foreign plans	18.9	33.5

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

Contributions

Based on minimum funding requirements, the Company expects required contributions to be approximately $5 to $10 million to its domestic and foreign pension plans in 2011. The Company may elect to make contributions in excess of the minimum funding requirements in response to investment performance or changes in interest rates or

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

when the Company believes that it is financially advantageous to do so and based on its other cash requirements. The Company’s minimum funding requirements after 2011 will depend on several factors, including investment performance and interest rates. The Company’s minimum funding requirements may also be affected by changes in applicable legal requirements.

Benefit Payments

As of December 31, 2010, the Company’s estimate of expected benefit payments, excluding expected settlements relating to its restructuring actions, in each of the five succeeding years and in the aggregate for the five years thereafter are shown below (in millions):

	Pension		Other Postretirement
Year	U.S.	Foreign	U.S.	Foreign

2011	$20.6	$18.3	$8.2	$2.8
2012	18.6	17.9	8.5	2.7
2013	15.9	31.6	8.7	2.8
2014	17.6	17.7	8.8	2.9
2015	18.6	18.2	8.8	3.0
Five years thereafter	110.0	102.1	43.8	17.9

Defined Contribution and Multi-Employer Pension Plans

The Company also sponsors defined contribution plans and participates in government-sponsored programs in certain foreign countries. Contributions are determined as a percentage of each covered employee’s salary. The Company also participates in multi-employer pension plans for certain of its hourly employees. Contributions are based on collective bargaining agreements. For the year ended December 31, 2010, the 2009 Successor Period, the 2009 Predecessor Period and the year ended December 31, 2008, the aggregate cost of the defined contribution and multi-employer pension plans was $8.4 million, $0.6 million, $5.3 million and $6.8 million, respectively.

The Company also has a defined contribution retirement program for its salaried employees. Contributions to this program are determined as a percentage of each covered employee’s eligible compensation. For the year ended December 31, 2010, the 2009 Successor Period, the 2009 Predecessor Period and the year ended December 31, 2008, the Company recorded expense of $16.0 million, $1.8 million, $10.3 million and $12.3 million, respectively, related to this program.

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

New Legislation

The Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act is described in Note 9, “Income Taxes.” The Acts contain provisions which impact the Company’s accounting for retiree medical benefits. The impact of these provisions was not significant and has been included in the determination of the Company’s other postretirement benefit plan obligation as of December 31, 2010. The Company will continue to assess the provisions of the Acts and may consider plan amendments to respond to the provisions of the Acts.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(11)	Capital Stock

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

Series A Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock, in one or more series, and to fix the designations, terms and relative rights and preferences, including the dividend rate, voting rights, conversion rights, redemption and sinking fund provisions and liquidation preferences of each of these series. On November 9, 2009, in connection with the Plan, the Company issued 10,896,250 shares of Series A Preferred Stock, par value $0.01 per share to certain holders. On November 10, 2010, each issued and outstanding share of Series A Preferred Stock converted on a one-for-one basis into 1,470,788 shares of newly issued common stock. Prior to this conversion, 8,410,515 and 1,014,947 shares of Series A Preferred Stock were converted on a one-for-one basis into shares of newly issued common stock in 2010 and in the 2009 Successor Period, respectively. As of December 31, 2010, the Company does not have any shares of Series A Preferred Stock outstanding.

Warrants

On November 9, 2009, in connection with the Plan, the Company issued 8,157,249 Warrants. As of December 31, 2010, there were 942,333 Warrants outstanding. In accordance with GAAP, the Company accounts for the Warrants as equity instruments. The Company estimated the initial fair value of the Warrants issued to be

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

$305.9 million using a Monte Carlo simulation pricing model, assuming volatility of 60%. The following is a description of the Warrants:

•	Exercise — Each Warrant entitles its holder to purchase one share of common stock at an exercise price of $0.01 per share of common stock (the “Exercise Price”), subject to adjustment. The Warrants are exercisable at any time during the period (a) commencing on the business day immediately following a period of 30 consecutive trading days during which the closing price of the common stock for at least 20 of the trading days is equal to or greater than $39.63 (as adjusted from time to time) and (b) ending on November 9, 2014 (warrant expiration date). On December 21, 2009, all of the Warrants became exercisable at an exercise price of $0.01 per share of common stock.

•	No Rights as Stockholders — Prior to the exercise of the Warrants, no holder of Warrants (solely in its capacity as a holder of Warrants) is entitled to any rights as a stockholder of the Company, including, without limitation, the right to vote, receive notice of any meeting of stockholders or receive dividends, allotments or other distributions.

•	Adjustments — The number of shares of common stock for which a Warrant is exercisable, the Exercise Price and the Trigger Price (as defined in the warrant agreement) will be subject to adjustment from time to time upon the occurrence of certain events, including an increase in the number of outstanding shares of common stock by means of a dividend consisting of shares of common stock, a subdivision of the Company’s outstanding shares of common stock into a larger number of shares of common stock or a combination of the Company’s outstanding shares of common stock into a smaller number of shares of common stock. In addition, upon the occurrence of certain events constituting a reorganization, recapitalization, reclassification, consolidation, merger or similar event, each holder of a Warrant will have the right to receive, upon exercise of a Warrant (if then exercisable), an amount of securities, cash or other property receivable by a holder of the number of shares of common stock for which a Warrant is exercisable immediately prior to such event.

(12)	Stock-Based Compensation

Successor

As contemplated by the Plan, the Company adopted the Lear Corporation 2009 Long-Term Stock Incentive Plan as of November 9, 2009 (as amended, the “2009 LTSIP”). The 2009 LTSIP reserves 5,907,874 shares of common stock for issuance under stock option, restricted stock, restricted stock unit, restricted unit, performance share, performance unit and stock appreciation right awards.

On February 12, 2010, the Company granted 103,368 restricted stock units under the 2009 LTSIP to certain of its employees. The restricted units were valued at $70.30 based on the share price on the grant date. On November 9, 2009, the Company granted 1,343,988 restricted stock units under the 2009 LTSIP to certain of its employees. The restricted stock units were valued at $38.99 based on the reorganization value of the Successor Common Stock (see Note 3, “Fresh-Start Accounting”). Certain of the restricted stock unit awards vest in equal monthly installments over 36 months beginning one month following the grant date, certain of the restricted stock unit awards vest in equal annual installments over three years beginning one year following the grant date and the remainder of the restricted stock unit awards vest in three years following the grant date. In the year ended December 31, 2010 and the 2009 Successor Period, the Company recognized compensation expense related to the restricted stock unit awards of $21.8 million and $8.0 million, respectively. Unrecognized compensation expense related to the restricted stock unit awards of $29.0 million will be recognized over the next 1.5 years on a weighted average basis. In the year ended December 31, 2010 and the 2009 Successor Period, restricted stock units of 448,348 and 57,219, respectively, vested and were settled in shares of common stock. In accordance with the provisions of the restricted stock unit awards, the Company withholds shares from the settlement of such awards to cover minimum statutory tax withholding requirements. The withheld shares are classified as common stock held in treasury in the

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

accompanying consolidated balance sheet as of December 31, 2010. As of December 31, 2010, 927,464 restricted stock units were outstanding.

Predecessor

The Company had issued stock options under the 1996 Stock Option Plan and stock options, performance shares, restricted stock units and stock appreciation rights under the Long-Term Stock Incentive Plan. Upon emergence from Chapter 11 bankruptcy proceedings, all previously issued common stock and common stock equivalents were extinguished under the Plan.

A summary of stock option, performance share, restricted stock unit and stock appreciation right transactions during the 2009 Predecessor Period and the year ended December 31, 2008, is shown below:

				Restricted	Stock
			Performance	Stock	Appreciation
	Stock Options		Shares(1)	Units(2)	Rights(3)
		(Price Range)

Outstanding as of January 1, 2008	1,871,230	$22.12 - $55.33	258,025	1,631,987	2,179,675
Granted	—	N/A	—	286,030	510,550
Distributed or exercised	(1,850)	$22.12	(42,013)	(714,498)	(98,965)
Expired or cancelled	(601,200)	$22.12 - $54.22	(47,316)	(162,779)	(158,515)

Outstanding as of December 31, 2008	1,268,180	$22.12 - $55.33	168,696	1,040,740	2,432,745
Distributed or exercised	—	N/A	(75,755)	(103,933)	—
Expired or cancelled	(1,268,180)	$22.12 - $55.33	(92,941)	(936,807)	(2,432,745)

Outstanding as of November 7, 2009	—	N/A	—	—	—

(1)	Performance shares reflected as “outstanding” were notional shares granted at the beginning of a three-year performance period whose eventual payout was subject to satisfaction of performance criteria. Performance shares reflected as “distributed” were those performance shares that were paid out in shares of common stock upon satisfaction of the performance criteria at the end of the three-year performance period.

(2)	In 2008, eligible plan participants were provided the opportunity to exchange up to 50% of certain of their existing restricted stock units, in 25% increments, for either notional cash account credits or cash-settled stock appreciation rights. With respect to the notional cash account credit alternative, each eligible restricted stock unit was exchanged for a notional cash account credit in the amount of the closing stock price on the date of exchange. With respect to the cash-settled stock appreciation right alternative, each eligible restricted stock unit was exchanged for cash-settled stock appreciation rights covering three to four shares of the Company’s common stock. The notional cash account credits and the cash-settled stock appreciation rights vest in accordance with the terms of the original restricted stock units, generally three years from the original grant date. In connection with these transactions, restricted stock units reflected as “expired or cancelled” in 2008 include 75,084 of exchanged units.

(3)	Excludes cash-settled stock appreciation rights.

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

The fair value of stock-settled stock appreciation rights was estimated as of the grant dates using the Black-Scholes option pricing model with the following weighted average assumptions in 2008: expected dividend yields

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

of 0.00%; expected life of four years; risk-free interest rate of 2.2%; and expected volatility of 60%. The weighted average fair value of stock-settled stock appreciation rights granted in 2008 was $1.13 per right.

(13)	Commitments and Contingencies

Legal and Other Contingencies

As of December 31, 2010 and 2009, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $23.4 million and $18.8 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.

Commercial Disputes

The Company is involved from time to time in legal proceedings and claims, including, without limitation, commercial or contractual disputes with its customers, suppliers and competitors. These disputes vary in nature and are usually resolved by negotiations between the parties.

On January 26, 2004, the Company filed a patent infringement lawsuit against Johnson Controls Inc. and Johnson Controls Interiors LLC (together, the “JCI Parties”) in the U.S. District Court for the Eastern District of Michigan alleging that the JCI Parties’ garage door opener products infringed certain of the Company’s radio frequency transmitter patents (which complaint was dismissed and subsequently re-filed by the Company in September 2004). The Company is seeking a declaration that the JCI Parties infringe its patents and an order enjoining the JCI Parties from further infringing those patents by making, selling or offering to sell their garage door opener products, as well as an award of compensatory damages, attorney fees and costs. The JCI Parties counterclaimed seeking a declaration that the subject patents are invalid and unenforceable and that the JCI Parties are not infringing these patents, as well as an award of attorney fees and costs. The JCI Parties have also filed motions for summary judgment asserting that their garage door opener products do not infringe the Company’s patents and that one of the Company’s patents is invalid and unenforceable. In November 2007, the court issued an opinion and order granting in part and denying in part the JCI Parties’ motion for summary judgment on one of the Company’s patents and denying the JCI Parties’ motion to hold the patent unenforceable. The court’s opinion did not address the other two patents involved in this matter. On March 11, 2010, the court issued an opinion and order granting the JCI Parties’ motion for summary judgment on two of the three patents-in-suit, U.S. Patent No. Re 36,181 and U.S. Patent No. Re 36,752. This order leaves for trial by jury the issue of whether the JCI Parties infringed the third patent-in-suit, U.S. Patent No. 5,731,756. Trial of this matter began on January 25, 2011. On February 9, 2011, the matter was sent to the jury for deliberations, but the jury has not yet returned a verdict.

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Following the Company’s emergence from Chapter 11 bankruptcy proceedings, litigation in the Chamberlain Matter resumed. The Company filed motions for summary judgment on non-infringement and on certain validity issues, and Chamberlain and JCI filed motions for summary judgment on infringement and on certain validity issues. In November 2010, the court granted in part and denied in part the Company’s motions for summary judgment and granted in part and denied in part the plaintiffs’ motions for summary judgment. In December 2010, the court denied the Company’s motion for summary judgment on the accrual of damages.

The Chamberlain Matter subsequently was reassigned to Judge Richard Posner of the U.S. Court of Appeals for the Seventh Circuit sitting by designation as a trial judge in the Northern District of Illinois. Following this reassignment, the court denied (i) the parties’ motions to exclude various expert testimony, (ii) plaintiffs’ motion for reconsideration of the prior decisions on summary judgment, (iii) JCI’s objections to the prior order granting the Company’s motion for sanctions and (iv) JCI’s motion to compel. On February 4, 2011, Judge Posner reconsidered and reversed the prior judge’s opinion granting the Company partial summary judgment of non-infringement on two independent claims of the patents. A trial date has been set for April 2011.

Pursuant to the Company’s Plan of Reorganization and a stipulation among the Company, Chamberlain and JCI filed with the Bankruptcy Court in the Company’s Chapter 11 bankruptcy proceedings, the Company agreed to reserve common stock and warrants issued under the Plan, sufficient to provide recoveries for an allowed claim of up to $50 million for pre-petition damages. This reserve is not a loss contingency reserve determined in accordance with GAAP and does not reflect a determination by the Company or the Bankruptcy Court that Chamberlain or JCI is entitled to any recovery.

On September 12, 2008, a consultant to the Company filed an arbitration action against the Company seeking royalties under the parties’ Joint Development Agreement (“JDA”) for the Company’s sales of its garage door opener products. The Company denies that it owes the consultant any royalty payments under the JDA. If the Company is deemed liable to the consultant, the total amount of the compensable damages must be allocated between the pre-petition period and the post-petition period. No dates have been set in this matter, and the Company intends to vigorously defend this matter.

On August 6, 2009, Lear Automotive France (“Lear France”), a wholly owned subsidiary of the Company, was served with a writ by Proma France before the Orléans Commercial Court. Proma France is a sub-contractor of Lear France in connection with its manufacture of seating parts. Proma France claims that Lear France must indemnify it for damages allegedly arising from Lear France’s obtaining advantageous pricing without providing Proma France with a written guarantee of purchase volumes. Proma France is seeking damages of €6.8 million ($9.1 million based on exchange rates in effect as of December 31, 2010). Lear France filed its brief in response on October 20, 2010, arguing that the issue is covered by a settlement agreement previously entered into by Lear France and Proma France on March 6, 2007. In November 2010, there was a hearing on the merits, and on January 27, 2011, the court dismissed Proma France’s claim against Lear on jurisdictional grounds. Proma France may appeal this decision or refile its claims in a court with proper jurisdiction. The Company believes that the action by Proma France is without merit and intends to vigorously defend this matter.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

In certain instances, allegedly defective products may be supplied by tier 2 suppliers. The Company may seek recovery from its suppliers of materials or services included within the Company’s products that are associated with product liability and warranty claims. The Company carries insurance for certain legal matters, including product liability claims, but such coverage may be limited. The Company does not maintain insurance for product warranty or recall matters. Future dispositions with respect to the Company’s product liability claims that were subject to compromise under the Chapter 11 bankruptcy proceedings will be satisfied out of a common stock and warrant reserve established for that purpose.

The Company records product warranty reserves based on its individual customer agreements. Product warranty reserves are recorded for known warranty issues when liability for such issues is probable and related amounts are reasonably estimable.

A summary of the changes in reserves for product liability and warranty claims for each of the periods in the two years ended December 31, 2010, is shown below (in millions):

Balance as of January 1, 2009 — Predecessor	$21.6
Expense, net, including changes in estimates	11.0
Settlements	(6.7)
Foreign currency translation and other	1.4

Balance as of November 7, 2009 — Predecessor	27.3
Expense, net, including changes in estimates	1.4
Settlements	(2.2)
Foreign currency translation and other	—

Balance as of December 31, 2009 — Successor	26.5
Expense, net, including changes in estimates	32.1
Settlements	(11.9)
Foreign currency translation and other	(3.1)

Balance as of December 31, 2010 — Successor	$43.6

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

As of December 31, 2010 and December 31, 2009, the Company had recorded reserves of $2.7 million for environmental matters. While the Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial position, results of operations or cash flows, no assurance can be given in this regard.

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

Employees

Approximately 59% of the Company’s employees are members of industrial trade unions and are employed under the terms of collective bargaining agreements. Collective bargaining agreements covering approximately 72% of the Company’s unionized workforce of approximately 52,000 employees, including 18% of the Company’s unionized workforce in the United States and Canada, are scheduled to expire in 2011. Management does not anticipate any significant difficulties with respect to the agreements as they are renewed.

Lease Commitments

A summary of lease commitments as of December 31, 2010, under non-cancelable operating leases with terms exceeding one year is shown below (in millions):

2011	$68.8
2012	48.6
2013	39.0
2014	28.9
2015	21.0
2016 and thereafter	33.8

Total	$240.1

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company’s operating leases cover principally buildings and transportation equipment. Rent expense was $80.2 million, $12.7 million, $78.2 million and $109.8 million for the year ended December 31, 2010, the 2009 Successor Period, the 2009 Predecessor Period and the year ended December 31, 2008, respectively.

(14)  Segment Reporting

The Company has two reportable operating segments: seating, which includes seat systems and related components, such as seat frames, recliner mechanisms, seat tracks, seat trim covers, headrests and seat foam, and EPMS, which includes wiring, connectors, junction boxes and various other components of electrical distribution systems for traditional powertrain vehicles, as well as a new generation of hybrid and electric vehicles. The Other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment.

Each of the Company’s operating segments reports its results from operations and makes its requests for capital expenditures directly to the chief operating decision-making group. The economic performance of each operating segment is driven primarily by automotive production volumes in the geographic regions in which it operates, as well as by the success of the vehicle platforms for which it supplies products. Also, each operating segment operates in the competitive tier 1 automotive supplier environment and is continually working with its customers to manage costs and improve quality. The Company’s production processes generally make use of unskilled labor, dedicated facilities, sequential manufacturing processes and commodity raw materials. The Other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment.

The accounting policies of the Company’s operating segments are the same as those described in Note 4, “Summary of Significant Accounting Policies.” The Company evaluates the performance of its operating segments based primarily on (i) revenues from external customers, (ii) pretax income (loss) before goodwill impairment charges, interest expense, other (income) expense, reorganization items and fresh-start accounting adjustments and equity in net (income) loss of affiliates (“segment earnings”) and (iii) cash flows, being defined as segment earnings less capital expenditures plus depreciation and amortization.

A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Successor — Year Ended December 31, 2010
	Seating	EPMS	Other	Consolidated

Revenues from external customers	$9,395.3	$2559.3	$—	$11,954.6
Segment earnings(1)	655.0	100.5	(217.1)	538.4
Depreciation and amortization	145.7	83.9	6.3	235.9
Capital expenditures	114.2	71.1	8.0	193.3
Total assets	3,491.1	1,052.2	2,077.8	6,621.1

	Successor — Two Month Period Ended December 31, 2009
	Seating	EPMS	Other	Consolidated

Revenues from external customers	$1,251.1	$329.8	$—	$1,580.9
Segment earnings(1)	52.4	(24.5)	(30.8)	(2.9)
Depreciation and amortization	24.9	14.0	0.9	39.8
Capital expenditures	19.0	16.9	5.4	41.3
Total assets	3,182.9	966.5	1,923.9	6,073.3

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Predecessor — Ten Month Period Ended November 7, 2009
	Seating	EPMS	Other	Consolidated

Revenues from external customers	$6,561.8	$1,596.9	$—	$8,158.7
Segment earnings(1)	184.9	(131.3)	(147.0)	(93.4)
Depreciation and amortization	131.6	80.2	12.1	223.9
Capital expenditures	46.5	27.9	3.1	77.5

	Predecessor — Year Ended December 31, 2008
	Seating	EPMS	Other	Consolidated

Revenues from external customers	$10,726.9	$2,843.6	$—	$13,570.5
Segment earnings(1)	386.7	44.7	(200.6)	230.8
Depreciation and amortization	176.2	108.7	14.4	299.3
Capital expenditures	106.3	60.8	0.6	167.7
Total assets	3,349.5	1,385.7	2,137.7	6,872.9

(1)	See definition above.

For the year ended December 31, 2010, segment earnings include restructuring charges of $44.2 million, $17.4 million and $2.3 million in the seating and EPMS segments and in the other category, respectively (Note 5, “Restructuring”).

For the 2009 Successor Period, segment earnings include restructuring charges of $17.5 million, $23.6 million and $2.1 million in the seating and EPMS segments and in the other category, respectively (Note 5, “Restructuring”).

For the 2009 Predecessor Period, segment earnings include restructuring charges of $47.5 million, $53.3 million and $4.0 million in the seating and EPMS segments and in the other category, respectively (Note 5, “Restructuring”).

For the year ended December 31, 2008, segment earnings include restructuring charges of $124.6 million, $23.0 million and $23.5 million in the seating and EPMS segments and in the other category, respectively (Note 5, “Restructuring”).

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A reconciliation of segment earnings to consolidated income (loss) before provision (benefit) for income taxes and equity in net (income) loss of affiliates is shown below (in millions):

	Successor		Predecessor
		Two Month	Ten Month
	Year Ended	Period Ended	Period Ended	Year Ended
	December 31,	December 31,	November 7,	December 31,
	2010	2009	2009	2008
Segment earnings	$755.5	$27.9	$53.6	$431.4
Corporate and geographic headquarters and elimination of intercompany activity (“Other”)	(217.1)	(30.8)	(147.0)	(200.6)

Consolidated income (loss) before goodwill impairment charges, interest, other (income) expense, reorganization items and fresh-start accounting adjustments, provision (benefit) for income taxes and equity in net (income) loss of affiliates	538.4	(2.9)	(93.4)	230.8
Goodwill impairment charges	—	—	319.0	530.0
Interest expense	55.4	11.1	151.4	190.3
Other (income) expense, net	34.2	19.8	(16.6)	51.9
Reorganization items and fresh-start accounting adjustments, net	—	—	(1,474.8)	—

Consolidated income (loss) before provision (benefit) for income taxes and equity in net (income) loss of affiliates	$448.8	$(33.8)	$927.6	$(541.4)

Revenues from external customers and tangible long-lived assets for each of the geographic areas in which the Company operates is shown below (in millions):

	Successor		Predecessor
		Two Month	Ten Month
	Year Ended	Period Ended	Period Ended	Year Ended
	December 31,	December 31,	November 7,	December 31,
	2010	2009	2009	2008
Revenues from external customers:
United States	$2,137.1	$242.7	$1,352.5	$2,820.0
Germany	2,110.5	283.9	1,653.6	2,516.0
Mexico	1,435.0	192.4	838.1	1,337.4
China	1,144.9	175.9	727.6	520.3
Other countries	5,127.1	686.0	3,586.9	6,376.8

Total	$11,954.6	$1,580.9	$8,158.7	$13,570.5

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Successor
December 31,	2010	2009

Tangible long-lived assets:
United States	$165.8	$175.1
Germany	134.9	165.3
Mexico	162.6	162.5
China	59.8	63.1
Other countries	471.6	484.9

Total	$994.7	$1,050.9

In 2010, General Motors and Ford, two of the largest automotive and light truck manufacturers in the world, accounted for 21% and 18%, respectively, of the Company’s net sales. In addition, BMW accounted for approximately 11% of net sales. The following is a summary of the percentage of revenues from major customers:

For the Year Ended December 31,	2010	2009	2008

General Motors	20.9%	19.8%	23.1%
Ford	18.2	19.0	19.1
BMW	10.9	12.3	11.5

In addition, a portion of the Company’s remaining revenues are from the above automotive manufacturing companies through various other automotive suppliers.

(15)  Financial Instruments

The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to the quoted market prices of these securities. As of December 31, 2010, the aggregate carrying value of the Company’s Notes was $694.9 million, as compared to an estimated aggregate fair value of $755.6 million. As of December 31, 2009, the aggregate carrying value of term loans outstanding under the first and second lien credit agreements was $925.0 million, as compared to an estimated aggregate fair value of $932.6 million. As of December 31, 2009, the carrying values of the Company’s other financial instruments approximated their fair values, which were determined based on related instruments currently available to the Company for similar borrowings with like maturities.

In 2008, certain of the Company’s European subsidiaries entered into extended factoring agreements, which provided for aggregate purchases of specified customer accounts receivable of up to €315 million. In January 2009, Standard & Poor’s Ratings Services downgraded the Company’s corporate credit rating to CCC+ from B-, and as a result, in February 2009, the use of these facilities was suspended. In July 2009, these facilities were terminated in connection with the Company’s bankruptcy filing under Chapter 11. The Company cannot provide any assurance that any other factoring facilities will be available or utilized in the future. As of December 31, 2010 and 2009, there were no factored receivables.

Derivative Instruments and Hedging Activities

The Company has used derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to reduce the effects of fluctuations in foreign exchange rates, interest rates and commodity prices and the resulting variability of the Company’s operating results. The Company is not a party to leveraged derivatives. On the date that a derivative contract is entered into, the Company designates the derivative as either (1) a hedge of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge) or (3) a hedge of a net investment in a foreign operation (a net investment hedge).

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

In connection with events and circumstances related to the Company’s bankruptcy filing in 2009, all of the Company’s outstanding foreign exchange, interest rate and commodity swap contracts were terminated, and the Company de-designated such contracts, previously accounted for as cash flow hedges, for hedge accounting purposes. As the related forecasted transactions remained probable, amounts recorded in accumulated other comprehensive loss were reclassified to earnings as the forecasted transactions occurred. Liabilities related to the de-designated contracts were resolved under the Plan, and as a result of the adoption of fresh-start accounting, all remaining amounts recorded in accumulated other comprehensive loss were eliminated. For further information on the liabilities resolved under the Plan and the adoption of fresh-start accounting, see Note 2, “Reorganization under Chapter 11,” and Note 3, “Fresh-Start Accounting.”

Foreign exchange — The Company uses forwards, swaps and other derivative contracts to reduce the effects of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, various European currencies, the Chinese renminbi, the Canadian dollar and the Japanese yen. Forward foreign exchange, futures and option contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or relates to the variability of cash flows to be received or paid. As of December 31, 2010, contracts designated as cash flow hedges with $174.7 million of notional amount were outstanding with maturities of less than 12 months. As of December 31, 2010, the fair value of these contracts was approximately ($1.3) million. As of December 31, 2010, other foreign currency derivative contracts that did not qualify for hedge accounting with $140.6 million of notional amount were outstanding. These foreign currency derivative contracts consist principally of cash transactions of up to 12 months, hedges of intercompany loans and hedges of certain other balance sheet exposures. As of December 31, 2010, the fair value of these contracts was approximately $0.4 million. As of December 31, 2009, there were no foreign exchange contracts outstanding.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The fair value of outstanding foreign currency derivative contracts and the related classification in the accompanying consolidated balance sheet as of December 31, 2010, is shown below (in millions):

Successor
December 31,
2010

Contracts qualifying for hedge accounting:
Other current assets	$0.2
Other current liabilities	(1.5)

(1.3)

Contracts not qualifying for hedge accounting:
Other current assets	0.7
Other current liabilities	(0.3)

0.4

$(0.9)

Pretax amounts related to foreign currency derivative contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Successor	Predecessor
		Ten Month
	Year Ended	Period Ended	Year Ended
	December 31,	November 7,	December 31,
	2010	2009	2008
Contracts qualifying for hedge accounting:
Gains (losses) recognized in accumulated other comprehensive loss	$9.5	$(13.9)	$(47.0)
(Gains) losses reclassified from accumulated other comprehensive loss	(10.8)	57.8	(17.1)

Comprehensive income (loss)	$(1.3)	$43.9	$(64.1)

Interest rate — Historically, the Company used interest rate swap and other derivative contracts to manage its exposure to fluctuations in interest rates. Interest rate swap and other derivative contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments were accounted for as cash flow hedges. Interest rate swap contracts which hedge the change in fair value of certain fixed rate debt instruments were accounted for as fair value hedges. As of December 31, 2010 and 2009, there were no interest rate contracts outstanding (as described above, all outstanding interest rate contracts were terminated and/or de-designated in 2009). The Company will continue to evaluate, and may use, derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage its exposures to fluctuations in interest rates in the future.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Pretax amounts related to interest rate contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Predecessor
	Ten Month
	Period Ended	Year Ended
	November 7,	December 31,
	2009	2008

Contracts qualifying for hedge accounting:
Losses recognized in accumulated other comprehensive loss	$(14.2)	$(14.5)
Losses reclassified from accumulated other comprehensive loss	11.9	8.8

Comprehensive loss	$(2.3)	$(5.7)

Commodity prices — In certain periods, the Company used derivative instruments to reduce its exposure to fluctuations in certain commodity prices. These derivative instruments were utilized to hedge forecasted inventory purchases and to the extent that they qualified and met hedge accounting criteria, they were accounted for as cash flow hedges. Commodity swap contracts that were not designated as cash flow hedges were marked to market with changes in fair value recognized immediately in the consolidated statements of operations (Note 4, “Summary of Significant Accounting Policies”). As of December 31, 2010 and 2009, there were no commodity swap contracts outstanding. The Company will continue to evaluate, and may use, derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage its exposures to fluctuations in commodity prices in the future.

Pretax amounts related to commodity swap contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Predecessor
	Ten Month
	Period Ended	Year Ended
	November 7,	December 31,
	2009	2008

Contracts qualifying for hedge accounting:
Gains (losses) recognized in accumulated other comprehensive loss	$1.8	$(5.5)
Losses reclassified from accumulated other comprehensive loss	4.2	—

Comprehensive income (loss)	$6.0	$(5.5)

As of December 31, 2010, net losses of approximately $1.3 million related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. During the year ended December 31, 2010, the Company reclassified net gains of approximately $10.8 million related to its hedging activities from accumulated other comprehensive loss into earnings. During the year ending December 31, 2011, the Company expects to reclassify net losses of approximately $1.3 million related to its hedging activities from accumulated other comprehensive loss into earnings. Such losses will be reclassified at the time that the underlying hedged transactions are realized. During the year ended December 31, 2010, the 2009 Predecessor Period and the year ended December 31, 2008, amounts recognized in the accompanying consolidated statements of operations related to changes in the fair value of cash flow hedges that were excluded from the Company’s effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Fair Value Measurements

GAAP provides that fair value is an exit price, defined as a market-based measurement that represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value measurements are based on one or more of the following three valuation techniques:

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

Items measured at fair value on a recurring basis — Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of December 31, 2010, are shown below (in millions):

	Successor — 2010
		Asset	Valuation
	Frequency	(Liability)	Technique	Level 1	Level 2	Level 3

Foreign currency derivative contracts	Recurring	$(0.9)	Market/Income	$—	$(0.9)	$—

The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, these discount rates are adjusted by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. To estimate this credit spread, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of December 31, 2010, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in and out of Level 3 of the fair value hierarchy during 2010 as there were no derivative contracts outstanding as of December 31, 2009.

For further information on fair value measurements and the Company’s defined benefit pension plan assets, see Note 10, “Pension and Other Postretirement Benefit Plans.”

Items measured at fair value on a non-recurring basis — The Company measures certain assets and liabilities, which are not included in the table above, at fair value on a non-recurring basis. As these non-recurring fair value

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information on assets and liabilities measured at fair value on a non-recurring basis, see Note 3, “Fresh-Start Accounting,” Note 4, “Summary of Significant Accounting Policies,” Note 5, “Restructuring,” and Note 6, “Investments in Affiliates and Other Related Party Transactions.”

(16)  Quarterly Financial Data (unaudited)

	Successor — Thirteen Weeks Ended
	April 3,	July 3,	October 2,	December 31,
	2010	2010	2010	2010
	(In millions, except per share data)

Net sales	$2,938.5	$3,039.3	$2,820.3	$3,156.5
Gross profit	254.8	292.8	235.8	234.9
Consolidated net income	73.8	165.3	98.5	123.8
Net income attributable to Lear	66.1	159.8	95.3	117.1
Basic net income per share attributable to Lear	1.35	3.16	1.83	2.23
Diluted net income per share attributable to Lear	1.22	2.96	1.76	2.16

	Predecessor				Successor
				One Month	Two Month
	Thirteen Weeks Ended			Period Ended	Period Ended
	April 4,	July 4,	October 3,	November 7,	December 31,
	2009	2009	2009	2009	2009
Net sales	$2,168.3	$2,281.0	$2,547.9	$1,161.5	$1,580.9
Gross profit (loss)	(74.7)	35.9	234.6	91.6	72.8
Goodwill impairment charges	—	—	—	319.0	—
Reorganizations items and fresh-start accounting adjustments, net	—	—	38.6	(1,513.4)	—
Consolidated net income (loss)	(262.8)	(168.4)	30.3	1,235.3	(7.7)
Net income (loss) attributable to Lear	(264.8)	(173.6)	24.6	1,232.0	(3.8)
Basic net income (loss) per share attributable to Lear	(3.42)	(2.24)	0.32	15.89	(0.11)
Diluted net income (loss) per share attributable to Lear	(3.42)	(2.24)	0.32	15.89	(0.11)

(17)	Accounting Pronouncements

Fair Value Measurements and Financial Instruments — The FASB amended ASC 860, “Transfers and Servicing,” with Accounting Standards Update (“ASU”) 2009-16, “Accounting for Transfers of Financial Assets,” to, among other things, eliminate the concept of qualifying special purpose entities, provide additional sale accounting requirements and require enhanced disclosures. The provisions of this update are effective for annual reporting periods beginning after November 15, 2009. The effects of adoption were not significant as the Company’s previous asset-backed securitization facility expired in 2008. The Company will assess the impact of this update on any future securitizations.

The FASB amended ASC 820, “Fair Value Measurements and Disclosures,” with ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” to require additional disclosures regarding fair value measurements, including the amount and reasons for transfers between

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

levels within the fair value hierarchy and more detailed information regarding the inputs and valuation techniques used in determining the fair value of assets and liabilities classified as Level 2 or Level 3 within the fair value hierarchy. In addition, this update clarifies previous guidance related to the level at which fair value disclosures should be disaggregated. With the exception of additional disclosures related to activity within Level 3 of the fair value hierarchy, which are effective for fiscal years beginning after December 15, 2010, the provisions of this update are effective as of January 1, 2010. The effects of adoption were not significant. For further information, see Note 15, “Financial Instruments.”

The FASB amended ASC 310, “Receivables,” with ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” to require additional information related to financing receivables, including loans and trade accounts receivable with contractual maturities exceeding one year. With the exception of disclosures related to activity occurring during a reporting period, which are effective for fiscal years beginning after December 15, 2010, the provisions of this update are effective as of December 31, 2010. The effects of adoption were not significant.

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(18)	Supplemental Guarantor Condensed Consolidating Financial Statements

	Successor — December 31, 2010
			Non-
	Lear	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Assets
Current Assets:
Cash and cash equivalents	$808.8	$0.4	$844.9	$—	$1,654.1
Accounts receivable	37.1	248.4	1,472.9	—	1,758.4
Inventories	7.5	204.7	342.0	—	554.2
Other	115.5	10.5	292.8	—	418.8

Total current assets	968.9	464.0	2,952.6	—	4,385.5

Long-Term Assets:
Property, plant and equipment, net	96.2	154.1	744.4	—	994.7
Goodwill	23.5	303.9	287.2	—	614.6
Investments in subsidiaries	599.1	783.7	—	(1,382.8)	—
Other	194.8	28.7	402.8	—	626.3

Total long-term assets	913.6	1,270.4	1,434.4	(1,382.8)	2,235.6

	$1,882.5	$1,734.4	$4,387.0	$(1,382.8)	$6,621.1

Liabilities and Equity
Current Liabilities:
Short-term borrowings	$—	$—	$4.1	$—	$4.1
Accounts payable and drafts	97.0	395.3	1,346.1	—	1,838.4
Accrued liabilities	128.3	161.7	686.0	—	976.0

Total current liabilities	225.3	557.0	2,036.2	—	2,818.5

Long-Term Liabilities:
Long-term debt	694.9	—	—	—	694.9
Intercompany accounts, net	(1,645.6)	553.4	1,092.2	—	—
Other	147.7	102.1	289.1	—	538.9

Total long-term liabilities	(803.0)	655.5	1,381.3	—	1,233.8

Equity:
Lear Corporation stockholders’ equity	2,460.2	521.9	860.9	(1,382.8)	2,460.2
Noncontrolling interests	—	—	108.6	—	108.6

Equity	2,460.2	521.9	969.5	$(1,382.8)	2,568.8

	$1,882.5	$1,734.4	$4,387.0	$(1,382.8)	$6,621.1

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(18)	Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	Successor December 31, 2009
			Non-
	Lear	Guarantors	Guarantors	Eliminations	Consolidated
			(In millions)

Assets
Current Assets:
Cash and cash equivalents	$584.9	$0.1	$969.0	$—	$1,554.0
Accounts receivable	23.5	206.0	1,250.4	—	1,479.9
Inventories	4.0	166.0	277.4	—	447.4
Other	25.9	15.0	264.8	—	305.7

Total current assets	638.3	387.1	2,761.6	—	3,787.0

Long-Term Assets:
Property, plant and equipment, net	97.0	160.1	793.8	—	1,050.9
Goodwill	23.5	303.9	294.0	—	621.4
Investments in subsidiaries	1,059.6	703.1	—	(1,762.7)	—
Other	160.5	32.0	421.5	—	614.0

Total long-term assets	1,340.6	1,199.1	1,509.3	(1,762.7)	2,286.3

	$1,978.9	$1,586.2	$4,270.9	$(1,762.7)	$6,073.3

Liabilities and Equity
Current Liabilities:
Short-term borrowings	$—	$—	$37.1	$—	$37.1
Accounts payable and drafts	37.3	335.1	1,175.1	—	1,547.5
Accrued liabilities	97.6	100.4	610.1	—	808.1
Current portion of long-term debt	3.8	—	4.3	—	8.1

Total current liabilities	138.7	435.5	1,826.6	—	2,400.8

Long-Term Liabilities:
Long-term debt	921.2	—	5.9	—	927.1
Intercompany accounts, net	(1,289.3)	65.3	1,224.0	—	—
Other	119.2	92.2	352.2	—	563.6

Total long-term liabilities	(248.9)	157.5	1,582.1	—	1,490.7

Equity:
Lear Corporation stockholders’ equity	2,089.1	993.2	769.5	(1,762.7)	2,089.1
Noncontrolling interests	—	—	92.7	—	92.7

Equity	2,089.1	993.2	862.2	(1,762.7)	2,181.8

	$1,978.9	$1,586.2	$4,270.9	$(1,762.7)	$6,073.3

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(18)	Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	Successor — Year Ended December 31, 2010
			Non-
	Lear	Guarantor	Guarantor	Eliminations	Consolidated
			(In millions)

Net sales	$291.0	$4,373.0	$10,719.3	$(3,428.7)	$11,954.6
Cost of sales	382.0	3,946.8	10,036.2	(3,428.7)	10,936.3
Selling, general and administrative expenses	159.6	77.3	215.8	—	452.7
Amortization of intangible assets	1.3	0.4	25.5	—	27.2
Intercompany charges	4.1	(22.0)	17.9	—	—
Interest expense	10.1	14.8	30.5	—	55.4
Other intercompany (income) expense, net	(286.1)	150.1	136.0	—	—
Other (income) expense, net	22.1	(9.1)	21.2	—	34.2

Consolidated income (loss) before provision for income taxes and equity in net (income) loss of affiliates and subsidiaries	(2.1)	214.7	236.2	—	448.8
Provision for income taxes	13.3	1.1	10.2	—	24.6
Equity in net (income) loss of affiliates	(3.7)	0.2	(33.7)	—	(37.2)
Equity in net income of subsidiaries	(450.0)	(162.6)	—	612.6	—

Consolidated net income	438.3	376.0	259.7	(612.6)	461.4
Less: Net income attributable to noncontrolling interests	—	—	23.1	—	23.1

Net income attributable to Lear	$438.3	$376.0	$236.6	$(612.6)	$438.3

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(18)	Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	Successor — Two Month Period Ended December 31, 2009
			Non-
	Lear	Guarantor	Guarantor	Eliminations	Consolidated
			(In millions)

Net sales	$32.7	$523.3	$1,457.1	$(432.2)	$1,580.9
Cost of sales	49.8	474.0	1,416.5	(432.2)	1,508.1
Selling, general and administrative expenses	22.8	20.1	28.3	—	71.2
Amortization of intangible assets	0.2	0.1	4.2	—	4.5
Intercompany charges	1.4	(8.9)	7.5	—	—
Interest expense	2.5	3.3	5.3	—	11.1
Other intercompany (income) expense, net	(7.2)	29.4	(22.2)	—	—
Other (income) expense, net	18.6	1.6	(0.4)	—	19.8

Consolidated income (loss) before benefit for income taxes and equity in net income of affiliates and subsidiaries	(55.4)	3.7	17.9	—	(33.8)
Benefit for income taxes	(0.6)	(1.1)	(22.5)	—	(24.2)
Equity in net income of affiliates	(0.3)	0.3	(1.9)	—	(1.9)
Equity in net income of subsidiaries	(50.7)	(47.4)	—	98.1	—

Consolidated net income (loss)	(3.8)	51.9	42.3	(98.1)	(7.7)
Less: Net loss attributable to noncontrolling interests	—	—	(3.9)	—	(3.9)

Net income (loss) attributable to Lear	$(3.8)	$51.9	$46.2	$(98.1)	$(3.8)

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(18)	Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	Predecessor — Ten Month Period Ended November 7, 2009
			Non-
	Lear	Guarantor	Guarantor	Eliminations	Consolidated
			(In millions)

Net sales	$191.9	$2,485.1	$7,569.2	$(2,087.5)	$8,158.7
Cost of sales	236.1	2,342.3	7,380.4	(2,087.5)	7,871.3
Selling, general and administrative expenses	118.9	47.4	210.4	—	376.7
Amortization of intangible assets	0.2	0.2	3.7	—	4.1
Intercompany charges	4.5	(11.1)	6.6	—	—
Goodwill impairment charges	—	—	319.0	—	319.0
Interest expense	102.7	11.0	37.7	—	151.4
Other intercompany (income) expense, net	(68.0)	125.2	(57.2)	—	—
Other (income) expense, net	(65.7)	0.4	48.7	—	(16.6)
Reorganization items and fresh-start accounting adjustments, net	(1,274.1)	275.5	(476.2)	—	(1,474.8)

Consolidated income (loss) before provision (benefit) for income taxes and equity in net loss of affiliates and subsidiaries	1,137.3	(305.8)	96.1	—	927.6
Provision (benefit) for income taxes	(24.2)	(2.0)	55.4	—	29.2
Equity in net loss of affiliates	54.5	1.8	7.7	—	64.0
Equity in net loss of subsidiaries	288.8	24.2	—	(313.0)	—

Consolidated net income (loss)	818.2	(329.8)	33.0	313.0	834.4
Less: Net income attributable to noncontrolling interests	—	—	16.2	—	16.2

Net income (loss) attributable to Lear	$818.2	$(329.8)	$16.8	$313.0	$818.2

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(18)	Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	Predecessor — Year Ended December 31, 2008
			Non-
	Lear	Guarantor	Guarantor	Eliminations	Consolidated
			(In millions)

Net sales	$479.7	$4,194.3	$12,515.1	$(3,618.6)	$13,570.5
Cost of sales	558.2	3,877.5	12,005.8	(3,618.6)	12,822.9
Selling, general and administrative expenses	154.9	75.2	281.4	—	511.5
Amortization of intangible assets	0.2	0.3	4.8	—	5.3
Intercompany charges	5.2	(31.9)	26.7	—	—
Goodwill impairment charges	—	4.0	526.0	—	530.0
Interest (income) expense	166.9	(12.6)	36.0	—	190.3
Other intercompany (income) expense, net	(193.7)	218.7	(25.0)	—	—
Other (income) expense, net	(14.0)	0.7	65.2	—	51.9

Consolidated income (loss) before provision for income taxes and equity in net (income) loss of affiliates and subsidiaries	(198.0)	62.4	(405.8)	—	(541.4)
Provision for income taxes	11.4	—	74.4	—	85.8
Equity in net (income) loss of affiliates	51.9	(4.1)	(10.6)	—	37.2
Equity in net (income) loss of subsidiaries	428.6	(13.2)	—	(415.4)	—

Consolidated net income (loss)	(689.9)	79.7	(469.6)	415.4	(664.4)
Less: Net income attributable to noncontrolling interests	—	—	25.5	—	25.5

Net income (loss) attributable to Lear	$(689.9)	$79.7	$(495.1)	$415.4	$(689.9)

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(18)	Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	Successor — Year Ended December 31, 2010
			Non-
	Lear	Guarantor	Guarantor	Eliminations	Consolidated
			(In millions)

Net Cash Provided by (Used in) Operating Activities	$(7.1)	$316.6	$312.4	$—	$621.9

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(15.5)	(42.3)	(135.5)	—	(193.3)
Cost of acquisitions, net of cash acquired	—	—	(12.3)	—	(12.3)
Net proceeds from disposition of businesses and other assets	1.3	2.1	15.2	—	18.6
Other, net	(5.1)	—	—	—	(5.1)

Net cash used in investing activities	(19.3)	(40.2)	(132.6)	—	(192.1)

Cash Flows from Financing Activities:
Proceeds from the issuance of successor senior notes	694.5	—	—	—	694.5
First lien credit agreement repayments	(375.0)	—	—	—	(375.0)
Second lien credit agreement repayments	(550.0)	—	—	—	(550.0)
Payment of debt issuance and other financing costs	(17.6)	—	—	—	(17.6)
Other long-term debt repayments, net	—	—	(9.3)	—	(9.3)
Short-term repayments, net	—	—	(34.0)	—	(34.0)
Dividends paid to noncontrolling interests	—	—	(16.2)	—	(16.2)
Change in intercompany accounts	511.5	(276.2)	(235.3)	—	—
Other, net	(13.1)	—	—	—	(13.1)

Net cash provided by (used in) financing activities	250.3	(276.2)	(294.8)	—	(320.7)

Effect of foreign currency translation	—	—	(9.0)	—	(9.0)

Net Change in Cash and Cash Equivalents	223.9	0.2	(124.0)	—	100.1
Cash and Cash Equivalents at Beginning of Period	584.9	0.1	969.0	—	1,554.0

Cash and Cash Equivalents at End of Period	$808.8	$0.3	$845.0	$—	$1,654.1

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(18)	Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	Successor — Two Month Period Ended December 31, 2009
			Non-
	Lear	Guarantor	Guarantor	Eliminations	Consolidated
			(In millions)

Net Cash Provided by (Used in) Operating Activities	$(35.1)	$140.5	$218.6	$—	$324.0

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(7.6)	(7.9)	(25.8)	—	(41.3)
Net proceeds from disposition of businesses and other assets	2.4	0.1	1.5	—	4.0
Other, net	(2.2)	—	—	—	(2.2)

Net cash used in investing activities	(7.4)	(7.8)	(24.3)	—	(39.5)

Cash Flows from Financing Activities:
Other long-term debt repayments, net	—	—	(1.9)	—	(1.9)
Short-term borrowings, net	—	—	6.6	—	6.6
Dividends paid to noncontrolling interests	—	—	(7.0)	—	(7.0)
Change in intercompany accounts	303.2	(132.6)	(170.6)		—
Other, net	33.1	(0.1)	(0.5)	—	32.5

Net cash provided by (used in) financing activities	336.3	(132.7)	(173.4)	—	30.2

Effect of foreign currency translation	—	—	(15.1)	—	(15.1)

Net Change in Cash and Cash Equivalents	293.8	—	5.8	—	299.6
Cash and Cash Equivalents at Beginning of Period	291.1	0.1	963.2	—	1,254.4

Cash and Cash Equivalents at End of Period	$584.9	$0.1	$969.0	$—	$1,554.0

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(18)	Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	Predecessor — Ten Month Period Ended November 7, 2009
			Non-
	Lear	Guarantor	Guarantor	Eliminations	Consolidated
			(In millions)

Net Cash Used in Operating Activities	$(14.8)	$(341.4)	$(143.0)	$—	$(499.2)

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(7.2)	(10.9)	(59.4)	—	(77.5)
Cost of acquisitions, net of cash acquired	—	—	(4.4)	—	(4.4)
Net proceeds from disposition of businesses and other assets	1.5	7.7	20.5	—	29.7
Other, net	0.5	(1.0)	—	—	(0.5)

Net cash used in investing activities	(5.2)	(4.2)	(43.3)	—	(52.7)

Cash Flows from Financing Activities:
Debtor-in-possession term loan borrowings	500.0	—	—	—	500.0
Debtor-in-possession term loan repayments	(500.0)	—	—	—	(500.0)
First lien credit agreement borrowings	375.0	—	—	—	375.0
Second lien credit agreement repayments	(50.0)	—	—	—	(50.0)
Payment of debt issuance and other financing costs	(70.6)	—	—	—	(70.6)
Other long-term debt repayments, net	—	—	(0.5)	—	(0.5)
Short-term repayments, net	—	—	(11.4)	—	(11.4)
Prepayment of Series A convertible preferred stock in connection with emergence from Chapter 11	(50.0)	—	—	—	(50.0)
Dividends paid to noncontrolling interests	—	—	(16.8)	—	(16.8)
Change in intercompany accounts	(1,192.5)	345.5	847.0	—	—
Other, net	(11.4)	(0.4)	1.1	—	(10.7)

Net cash provided by (used in) financing activities	(999.5)	345.1	819.4	—	165.0

Effect of foreign currency translation	—	—	49.2	—	49.2

Net Change in Cash and Cash Equivalents	(1,019.5)	(0.5)	682.3	—	(337.7)
Cash and Cash Equivalents at Beginning of Period	1,310.6	0.6	280.9	—	1,592.1

Cash and Cash Equivalents at End of Period	$291.1	$0.1	$963.2	$—	$1,254.4

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(18)	Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	Predecessor — Year Ended December 31, 2008
			Non-
	Lear	Guarantor	Guarantor	Eliminations	Consolidated
			(In millions)

Net Cash Provided by (Used in) Operating Activities	$(219.2)	$(49.0)	$431.8	$—	$163.6

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(5.9)	(28.9)	(132.9)	—	(167.7)
Cost of acquisitions, net of cash acquired	—	(4.0)	(23.9)	—	(27.9)
Net proceeds from disposition of businesses and other assets	3.7	40.2	8.0	—	51.9
Other, net	(10.2)	(14.1)	23.6	—	(0.7)

Net cash used in investing activities	(12.4)	(6.8)	(125.2)	—	(144.4)

Cash Flows from Financing Activities:
Payment of debt issuance and other financing costs	(17.6)	—	—	—	(17.6)
Predecessor primary credit facility borrowings	1,186.0	—	—	—	1,186.0
Repayment/repurchase of predecessor senior notes	(133.5)	—	—	—	(133.5)
Other long-term debt repayments, net	(0.1)	(2.6)	(2.6)	—	(5.3)
Short-term borrowings (repayments), net	—	(0.1)	12.7	—	12.6
Dividends paid to noncontrolling interests	—	—	(19.4)	—	(19.4)
Change in intercompany accounts	349.8	60.1	(409.9)	—	—
Other, net	(32.3)	(1.4)	(1.8)	—	(35.5)

Net cash provided by (used in) financing activities	1,352.3	56.0	(421.0)	—	987.3

Effect of foreign currency translation	—	—	(15.7)	—	(15.7)

Net Change in Cash and Cash Equivalents	1,120.7	0.2	(130.1)	—	990.8
Cash and Cash Equivalents at Beginning of Period	189.9	0.4	411.0	—	601.3

Cash and Cash Equivalents at End of Period	$1,310.6	$0.6	$280.9	$—	$1,592.1

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(18)	Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

Basis of Presentation — Certain of Lear’s domestic 100% owned subsidiaries (the “Guarantors”) have jointly and severally unconditionally guaranteed, on a senior unsecured basis, the performance and the full and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of the Company’s obligations under the Revolving Credit Facility and the indenture governing the Notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the Notes. The Notes consist of $350 million in aggregate principal amount at maturity of 7.875% senior unsecured notes due 2018 and $350 million in aggregate principal amount at maturity of 8.125% senior unsecured notes due 2020. The Guarantors include Lear #50 Holdings, LLC, Lear Automotive Dearborn, Inc., Lear Automotive Manufacturing, LLC, Lear Corporation EEDS and Interiors, Lear Corporation Global Development, Inc., Lear European Operations Corporation, Lear Mexican Holdings Corporation, Lear Mexican Holdings, L.L.C., Lear Mexican Seating Corporation, Lear Operations Corporation, Lear South American Holdings Corporation and Lear Trim L.P. In 2010, Lear Corporation (Germany) Ltd. and Lear Seating Holdings Corp. #50, which were Guarantors, were merged into Lear. In addition, Lear Argentine Holdings Corporation #2, Lear EEDS Holdings, LLC, Lear Holdings, LLC, Lear Investments Company, L.L.C. and Renosol Seating, LLC, which were Guarantors, were merged into other Guarantor entities. In lieu of providing separate financial statements for the Guarantors, the Company has included the supplemental guarantor condensed consolidating financial statements above. These financial statements reflect the Guarantors listed above for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

As of December 31, 2009, and for the 2009 Successor Period, the 2009 Predecessor Period and the year ended December 31, 2008, the supplemental guarantor condensed consolidating financial statements have been restated to reflect certain changes to the equity investments of the Guarantors.

Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

Selling, General and Administrative Expenses — Corporate and division selling, general and administrative expenses are allocated to the operating subsidiaries based on various factors, which estimate usage of particular corporate and division functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries. During the year ended December 31, 2010, the 2009 Successor Period, the 2009 Predecessor Period and the year ended December 31, 2008, $15.3 million, $3.2 million, ($9.6) million and $13.0 million, respectively, of selling, general administrative expenses were allocated (to) from Lear.

Long-Term Debt of Lear and the Guarantors — A summary of long-term debt of Lear and the Guarantors on a combined basis is shown below (in millions):

	December 31,	December 31,
	2010	2009

Senior notes	$694.9	$—
First lien credit agreement — term loan	—	375.0
Second lien credit agreement — term loan	—	550.0

	694.9	925.0
Less — current portion	—	(3.8)

	$694.9	$921.2

LEAR CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance				Balance
	as of Beginning			Other	as of End
	of Period	Additions	Retirements	Changes	of Period
	(In millions)

SUCCESSOR — FOR THE YEAR ENDED DECEMBER 31, 2010
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$—	$19.0	$(4.2)	$(0.3)	$14.5
Reserve for unmerchantable inventory	—	105.5	(19.6)	(2.4)	83.5
Restructuring reserves	83.1	60.9	(101.9)	—	42.1
Allowance for deferred tax assets	1,166.4	318.0	(61.6)	(15.5)	1,407.3

	$1,249.5	$503.4	$(187.3)	$(18.2)	$1,547.4

SUCCESSOR — FOR THE TWO MONTH PERIOD ENDED DECEMBER 31, 2009
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$—	$—	$—	$—	$—
Reserve for unmerchantable inventory	—	—	—	—	—
Restructuring reserves	52.5	43.5	(12.9)	—	83.1
Allowance for deferred tax assets	1,111.6	117.1	(62.3)	—	1,166.4

	$1,164.1	$160.6	$(75.2)	$—	$1,249.5

PREDECESSOR — FOR THE TEN MONTH PERIOD ENDED NOVEMBER 7, 2009
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts(1)	$16.0	$7.3	$(4.7)	$(18.6)	$—
Reserve for unmerchantable inventory(2)	93.7	19.9	(13.9)	(99.7)	—
Restructuring reserves	80.6	91.0	(119.1)	—	52.5
Allowance for deferred tax assets	928.3	187.4	(19.2)	15.1	1,111.6

	$1,118.6	$305.6	$(156.9)	$(103.2)	$1,164.1

PREDECESSOR — FOR THE YEAR ENDED DECEMBER 31, 2008
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$16.9	$6.8	$(6.0)	$(1.7)	$16.0
Reserve for unmerchantable inventory	83.4	28.3	(16.6)	(1.4)	93.7
Restructuring reserves	74.6	152.4	(146.4)	—	80.6
Allowance for deferred tax assets	769.4	221.6	(28.7)	(34.0)	928.3

	$944.3	$409.1	$(197.7)	$(37.1)	$1,118.6

(1)	“Other Changes” includes fresh-start accounting adjustments of $18.5 million.

(2)	“Other Changes” includes fresh-start accounting adjustments of $97.7 million.

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and President along with the Company’s Senior Vice President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

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

(d) Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

None.

PART III

ITEM 10 —	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 regarding our directors and corporate governance matters is incorporated by reference herein to the Proxy Statement sections entitled “Election of Directors” and “Directors and Corporate Governance.” The information required by Item 10 regarding our executive officers appears as a supplementary item following Item 4 under Part I of this Report. The information required by Item 10 regarding compliance with section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference herein to the Proxy Statement section entitled “Directors and Corporate Governance — Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The information required by Item 11 is incorporated by reference herein to the Proxy Statement sections entitled “Directors and Corporate Governance — Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.” Notwithstanding anything indicating the contrary set forth in this Report, the “Compensation Committee Report” section of the Proxy Statement shall be deemed to be “furnished” not “filed” for purposes of the Securities Exchange Act of 1934, as amended.

ITEM 12 —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth herein, the information required by Item 12 is incorporated by reference herein to the Proxy Statement section entitled “Security Ownership of Certain Beneficial Owners, Directors and Management.”

Equity Compensation Plan Information

Number of Securities
Available for Future
	Number of securities to be		Weighted Average		Issuance Under Equity
	Issued Upon Exercise of		Exercise Price of		Compensation Plans
	Outstanding Options,		Outstanding Options,		(Excluding Securities
	Warrants and Rights		Warrants and Rights		Reflected in Column (a))
As of December 31, 2010	(a)		(b)		(c)

Equity compensation plans approved by security holders(1)	927,464	(2)	$—	(3)	4,474,843
Equity compensation plans not approved by security holders	—		—		—

Total	927,464		$—		4,474,843

(1)	Includes the Lear Corporation 2009 Long-Term Stock Incentive Plan (LTSIP). As discussed above, the Bankruptcy Court approved the LTSIP, which became effective November 9, 2009. Plans approved by the Bankruptcy Court as part of our Plan of Reorganization are deemed to be approved by the stockholders of the Company under Delaware General Corporation Law.

(2)	Includes 927,464 of outstanding restricted stock units.

(3)	Reflects outstanding restricted stock units at a weighted average price of zero.

ITEM 13 —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference herein to the Proxy Statement sections entitled “Certain Relationships and Related-Party Transactions” and “Directors and Corporate Governance — Independence of Directors.”

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

1. Consolidated Financial Statements:

Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the year ended December 31, 2010, the two month period ended December 31, 2009, the ten month period ended November 7, 2009, and the year ended December 31, 2008

Consolidated Statements of Cash Flows for the year ended December 31, 2010, the two month period ended December 31, 2009, the ten month period ended November 7, 2009, and the year ended December 31, 2008

Consolidated Statements of Equity for the year ended December 31, 2010, the two month period ended December 31, 2009, the ten month period ended November 7, 2009, and the year ended December 31, 2008

Notes to Consolidated Financial Statements

2. Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts

All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

3.	The exhibits listed on the “Index to Exhibits” on pages 135 through 137 are filed with this Form 10-K or incorporated by reference as set forth below.

(b)	The exhibits listed on the “Index to Exhibits” on pages 135 through 137 are filed with this Form 10-K or incorporated by reference as set forth below.

(c)	Additional Financial Statement Schedules

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 10, 2011.

LEAR CORPORATION

By:	/s/ Robert E. Rossiter
Robert E. Rossiter
Chief Executive Officer and President
and a Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Lear Corporation and in the capacities indicated on February 10, 2011.

/s/ Robert E. Rossiter Robert E. Rossiter Chief Executive Officer and President and a Director (Principal Executive Officer)	/s/ Conrad L. Mallett, Jr. Conrad L. Mallett, Jr. a Director

/s/ Matthew J. Simoncini Matthew J. Simoncini Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	/s/ Donald L. Runkle Donald L. Runkle a Director

/s/ Thomas P. Capo Thomas P. Capo a Director	/s/ Gregory C. Smith Gregory C. Smith a Director

/s/ Curtis J. Clawson Curtis J. Clawson a Director	/s/ Henry D.G. Wallace Henry D.G. Wallace Non-Executive Chairman of the Board of Directors and a Director

/s/ Jonathan F. Foster Jonathan F. Foster a Director

Index to Exhibits

Exhibit
Number		Exhibit

3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 9, 2009).
3.2		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 9, 2009).
3.3		Certificate of Designations of Series A Convertible Participating Preferred Stock of the Company, as filed with the Secretary of State of the State of Delaware on November 9, 2009 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated November 9, 2009).
4.1		Warrant Agreement by and between the Company and Mellon Investor Services LLC, as Warrant Agent, dated as of November 9, 2009 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 9, 2009).
4.2		Registration Rights Agreement made as of November 9, 2009, by and among the Company and each of the other parties thereto (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).
4.3		Indenture, dated March 26, 2010, among the Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 23, 2010).
4.4		First Supplemental Indenture, dated March 26, 2010, among the Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 23, 2010).
10.1		Amended and Restated Credit Agreement, dated as of March 18, 2010, among the Company, the several Lenders from time to time parties thereto, Barclays Bank, PLC, as Documentation Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 19, 2010).
10.2		First Amendment to Amended and Restated Credit Agreement, dated as of March 18, 2010, among the Company, the several Lenders from time to time parties thereto, Barclays Bank PLC, as Documentation Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 19, 2010).
10.3		Second Lien Credit Agreement, dated as of November 9, 2009, among the Company, the several Lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 9, 2009).
10	.4*	Terms of Lear Corporation Key Management Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2009).
10	.5*	Lear Corporation 2009 Long-Term Stock Incentive Plan (including the 2009 Restricted Stock Unit Terms and Conditions set forth in Annex A thereto) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 9, 2009).
10	.6*	Form of 2010 Restricted Stock Unit Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010).
10	.7*	Form of Performance Unit Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010).
10	.8*	Lear Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 9, 2009).
10	.9*	Lear Corporation PSP Excess Plan (f/k/a Lear Corporation Executive Supplemental Savings Plan), as amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 4, 2005).

Exhibit
Number		Exhibit

10	.10*	First Amendment to the Lear Corporation PSP Excess Plan, dated as of November 10, 2005 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10	.11*	Second Amendment to the Lear Corporation PSP Excess Plan, dated as of December 21, 2006 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
10	.12*	Third Amendment to the Lear Corporation PSP Excess Plan, dated as of May 9, 2007 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).
10	.13*	Fourth Amendment to the Lear Corporation PSP Excess Plan, effective as of December 18, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 18, 2007).
10	.14*	Fifth Amendment to the Lear Corporation PSP Excess Plan, dated as of February 14, 2008 (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).
10	.15*	Sixth Amendment to the Lear Corporation PSP Excess Plan, effective as of July 1, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008).
10	.16*	Seventh Amendment to the Lear Corporation PSP Excess Plan, dated as of November 5, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 5, 2008).
10	.17*	Lear Corporation Estate Preservation Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10	.18*	Lear Corporation Pension Equalization Program, as amended through August 15, 2003 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10	.19*	First Amendment to the Lear Corporation Pension Equalization Program, dated as of December 21, 2006 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
10	.20*	Second Amendment to the Lear Corporation Pension Equalization Program, dated as of May 9, 2007 (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).
10	.21*	Third Amendment to the Lear Corporation Pension Equalization Program, effective as of December 18, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 18, 2007).
10	.22*	Lear Corporation Outside Directors Compensation Plan, amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010).
10	.23*	Employment Agreement, dated June 30, 2009, between the Company and Robert E. Rossiter (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 6, 2009).
10	.24*	Employment Agreement, dated June 30, 2009, between the Company and Matthew J. Simoncini (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 6, 2009).
10	.25*	Employment Agreement, dated June 30, 2009, between the Company and Raymond E. Scott (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated July 6, 2009).
10	.26*	Employment Agreement, dated June 30, 2009, between the Company and Louis R. Salvatore (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated July 6, 2009).

Exhibit
Number		Exhibit

10	.27*	Employment Agreement, dated June 30, 2009, between the Company and Terrence B. Larkin (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).
10	.28*	2009 Restricted Stock Unit Terms and Conditions for Robert E. Rossiter (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).
10	.29*	Non-Executive Chairman Compensation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010).
**12	.1	Computation of ratios of earnings to fixed charges.
**21	.1	List of subsidiaries of the Company.
**23	.1	Consent of Ernst & Young LLP.
**31	.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
**31	.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
**32	.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32	.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated September 18, 2009 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated November 5, 2009).

*	Compensatory plan or arrangement.

**	Filed herewith.