Form 10-Q
period 2011-04-02
LEAR CORP
filed 2011-04-29
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2011.

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
Yes ☑ No ☐
As of April 22, 2011, the number of shares outstanding of the registrant’s common stock was 105,139,704 shares.

LEAR CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED APRIL 2, 2011
INDEX

Page No.
Part I — Financial Information
Item 1 — Condensed Consolidated Financial Statements
Introduction to the Condensed Consolidated Financial Statements	3
Condensed Consolidated Balance Sheets — April 2, 2011 (Unaudited) and December 31, 2010	4
Condensed Consolidated Statements of Income (Unaudited) — Three Months Ended April 2, 2011 and April 3, 2010	5
Condensed Consolidated Statements of Cash Flows (Unaudited) — Three Months Ended April 2, 2011 and April 3, 2010	6
Notes to the Condensed Consolidated Financial Statements	7
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3 — Quantitative and Qualitative Disclosures about Market Risk (included in Item 2)
Item 4 — Controls and Procedures	38
Part II — Other Information
Item 1 — Legal Proceedings	38
Item 1A — Risk Factors	38
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 6 — Exhibits	40
Signatures	41
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

LEAR CORPORATION
PART I — FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We have prepared the condensed consolidated financial statements of Lear Corporation and subsidiaries, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended December 31, 2010.
The financial information presented reflects all adjustments (consisting of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations, cash flows and financial position for the interim periods presented. These results are not necessarily indicative of a full year’s results of operations.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	April 2,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,707.1	$1,654.1
Accounts receivable	2,258.4	1,758.4
Inventories	627.0	554.2
Other	458.1	418.8

Total current assets	5,050.6	4,385.5

LONG-TERM ASSETS:
Property, plant and equipment, net	1,044.8	994.7
Goodwill	642.0	614.6
Other	625.6	626.3

Total long-term assets	2,312.4	2,235.6

	$7,363.0	$6,621.1

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$3.6	$4.1
Accounts payable and drafts	2,246.7	1,838.4
Accrued liabilities	1,107.2	976.0

Total current liabilities	3,357.5	2,818.5

LONG-TERM LIABILITIES:
Long-term debt	695.0	694.9
Other	546.8	538.9

Total long-term liabilities	1,241.8	1,233.8

EQUITY:
Series A convertible preferred stock, 100,000,000 shares authorized; 10,896,250 shares issued as of April 2, 2011 and December 31, 2010; and no shares outstanding as of April 2, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 105,606,842 and 105,498,880 shares issued as of April 2, 2011 and December 31, 2010, respectively (1)	1.1	1.1
Additional paid-in capital, including warrants to purchase common stock	2,125.1	2,116.0
Common stock held in treasury, 869,980 and 322,130 shares as of April 2, 2011 and December 31, 2010, respectively, at cost (1)	(41.8)	(13.4)
Retained earnings	577.1	434.5
Accumulated other comprehensive loss	(6.2)	(78.0)

Lear Corporation stockholders’ equity	2,655.3	2,460.2
Noncontrolling interests	108.4	108.6

Equity	2,763.7	2,568.8

	$7,363.0	$6,621.1

(1)	Share data as of December 31, 2010, has been retroactively adjusted to reflect the two-for-one stock split described in Note 13, “Comprehensive Income (Loss) and Equity,” to these condensed consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share data)

	Three Months Ended
	April 2, 2011	April 3, 2010
Net sales	$3,511.7	$2,938.5

Cost of sales	3,188.3	2,683.7
Selling, general and administrative expenses	117.5	127.9
Amortization of intangible assets	6.8	6.7
Interest expense	3.3	19.0
Other (income) expense, net	(6.9)	21.0

Consolidated income before provision for income taxes	202.7	80.2
Provision for income taxes	40.0	6.4

Consolidated net income	162.7	73.8
Less: Net income attributable to noncontrolling interests	6.7	7.7

Net income attributable to Lear	$156.0	$66.1

Basic net income per share attributable to Lear (1)	$1.48	$0.68

Diluted net income per share attributable to Lear (1)	$1.44	$0.61

(1)	2010 per share data has been retroactively adjusted to reflect the two-for-one stock split described in Note 13, “Comprehensive Income (Loss) and Equity,” to these condensed consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended
	April 2, 2011	April 3, 2010
Cash Flows from Operating Activities:
Consolidated net income	$162.7	$73.8
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	61.5	58.5
Net change in recoverable customer engineering, development and tooling	15.3	2.0
Net change in working capital items	(89.2)	(99.5)
Other, net	3.9	4.1

Net cash provided by operating activities	154.2	38.9

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(70.5)	(34.8)
Other, net	(6.6)	4.1

Net cash used in investing activities	(77.1)	(30.7)

Cash Flows from Financing Activities:
Proceeds from the issuance of senior notes	—	694.5
First lien credit agreement repayments	—	(375.0)
Second lien credit agreement repayments	—	(550.0)
Other long-term debt repayments, net	(1.1)	(1.7)
Short-term debt borrowings (repayments), net	(0.5)	5.6
Payment of debt issuance costs	—	(16.3)
Repurchase of common stock	(27.4)	—
Dividends paid to Lear Corporation stockholders	(12.8)	—
Dividends paid to noncontrolling interests	(10.0)	—
Other	(1.4)	0.4

Net cash used in financing activities	(53.2)	(242.5)

Effect of foreign currency translation	29.1	(19.3)

Net Change in Cash and Cash Equivalents	53.0	(253.6)
Cash and Cash Equivalents as of Beginning of Period	1,654.1	1,554.0

Cash and Cash Equivalents as of End of Period	$1,707.1	$1,300.4

Changes in Working Capital Items:
Accounts receivable	$(448.4)	$(418.3)
Inventories	(57.8)	(60.0)
Accounts payable	343.0	291.9
Accrued liabilities and other	74.0	86.9

Net change in working capital items	$(89.2)	$(99.5)

Supplementary Disclosure:
Cash paid for interest	$28.2	$29.1

Cash paid for income taxes	$10.2	$5.2

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
Lear Corporation (“Lear,” and together with its consolidated subsidiaries, the “Company”) and its affiliates design and manufacture complete automotive seat systems and related components, as well as electrical distribution systems and related components. The Company’s main customers are automotive original equipment manufacturers. The Company operates facilities worldwide.
On November 9, 2009, Lear and certain of its U.S. and Canadian subsidiaries emerged from bankruptcy proceedings under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”). In accordance with the provisions of FASB Accounting Standards CodificationTM (“ASC”) 852, “Reorganizations,” Lear adopted fresh-start accounting upon its emergence from Chapter 11 bankruptcy proceedings and became a new entity for financial reporting purposes as of November 7, 2009. For further information, see Note 1, “Basis of Presentation,” and Note 2, “Reorganization under Chapter 11,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
The accompanying condensed consolidated financial statements include the accounts of Lear, a Delaware corporation, and the wholly owned and less than wholly owned subsidiaries controlled by Lear. In addition, Lear consolidates variable interest entities in which it has a controlling financial interest. Investments in affiliates in which Lear does not have control, but does have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method.
The Company’s annual financial results are reported on a calendar year basis and quarterly interim results are reported using a thirteen week reporting calendar.
Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended April 2, 2011.
(2) Restructuring Activities
In 2005, the Company initiated a multi-year operational restructuring strategy to (i) eliminate excess capacity and lower the operating costs of the Company, (ii) streamline the Company’s organizational structure and reposition its business for improved long-term profitability and (iii) better align the Company’s manufacturing footprint with the changing needs of its customers. In light of industry conditions and customer announcements, the Company expanded this strategy, and through the end of 2010, the Company incurred pretax restructuring costs of $736.1 million. The Company expects elevated restructuring actions and related investments to continue in 2011 and to moderate thereafter.
Restructuring costs include employee termination benefits, fixed asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. These incremental costs principally include equipment and personnel relocation costs. Although each restructuring action is unique, based upon the nature of the Company’s operations, the Company expects that the allocation of future restructuring costs will be consistent with historical experience. The Company also incurs incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs are recognized in the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). Generally, charges are recorded as restructuring actions are approved and/or implemented.
In the first quarter of 2011, the Company recorded charges of $1.6 million in connection with its restructuring actions. These charges consist of $1.5 million recorded as cost of sales and $0.1 million recorded as selling, general and administrative expenses. The 2011 charges consist of employee termination benefits of $0.4 million and other related costs of $1.2 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of 2011 activity is shown below (in millions):

	Accrual as of	2011	Utilization		Accrual as of
	January 1, 2011	Charges	Cash	Non-cash	April 2, 2011
Employee termination benefits	$38.4	$0.4	$(4.7)	$—	$34.1
Contract termination costs	3.7	—	—	—	3.7
Other related costs	—	1.2	(1.2)	—	—

Total	$42.1	$1.6	$(5.9)	$—	$37.8

(3) Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	April 2,	December 31,
	2011	2010
Raw materials	$509.8	$448.6
Work-in-process	33.3	32.9
Finished goods	83.9	72.7

Inventories	$627.0	$554.2

(4) Pre-Production Costs Related to Long-Term Supply Agreements
The Company incurs pre-production engineering and development (“E&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production E&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the Company does not have a non-cancelable right to use the tooling. During the first quarters of 2011 and 2010, the Company capitalized $43.0 million and $31.3 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. In addition, during the first quarters of 2011 and 2010, the Company capitalized $38.7 million and $33.1 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets. During the first quarters of 2011 and 2010, the Company collected $96.7 million and $69.3 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer engineering, development and tooling costs related to long-term supply agreements is shown below (in millions):

	April 2,	December 31,
	2011	2010
Current	$66.0	$77.9
Long-term	76.2	75.3

Recoverable customer engineering, development and tooling	$142.2	$153.2

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(5) Long Term Assets
Property, Plant and Equipment
Property, plant and equipment is stated at cost; however, as a result of fresh-start accounting, property, plant and equipment was re-measured at fair value as of November 7, 2009. For further information, see Note 3, “Fresh-Start Accounting,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Depreciable property is depreciated over the estimated useful lives of the assets, using principally the straight-line method. A summary of property, plant and equipment is shown below (in millions):

	April 2,	December 31,
	2011	2010
Land	$112.9	$106.0
Buildings and improvements	383.2	360.6
Machinery and equipment	842.0	761.8
Construction in progress	8.4	5.7

Total property, plant and equipment	1,346.5	1,234.1
Less — accumulated depreciation	(301.7)	(239.4)

Net property, plant and equipment	$1,044.8	$994.7

Depreciation expense was $54.6 million and $51.8 million in the three months ended April 2, 2011 and April 3, 2010, respectively.
Costs associated with the repair and maintenance of the Company’s property, plant and equipment are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency or safety of the Company’s property, plant and equipment are capitalized and depreciated over the remaining life of the related asset.
The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with GAAP. If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated by the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. The Company does not believe that there were any indicators that would have resulted in long-lived asset impairment charges as of April 2, 2011. The Company will, however, continue to assess the impact of any significant industry events and long-term automotive production estimates on the realization of its long-lived assets.
(6) Goodwill
A summary of the changes in the carrying amount of goodwill, all of which relates to the seating segment, for the three months ended April 2, 2011, is shown below (in millions):

Balance as of January 1, 2011	$614.6
Acquisition	12.6
Foreign currency translation and other	14.8

Balance as of April 2, 2011	$642.0

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
The Company does not believe that there were any indicators that would have resulted in goodwill impairment charges as of April 2, 2011. The Company will, however, continue to assess the impact of any significant industry events and long-term automotive production estimates on its recorded goodwill.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(7) Long-Term Debt
A summary of long-term debt and the related weighted average interest rates is shown below (in millions):

	April 2, 2011		December 31, 2010
	Long-Term	Weighted Average	Long-Term	Weighted Average
	Debt	Interest Rate	Debt	Interest Rate
7.875% Senior Notes due 2018	$347.7	8.00%	$347.7	8.00%
8.125% Senior Notes due 2020	347.3	8.25%	347.2	8.25%

Long-term debt	$695.0		$694.9

Senior Notes
The Company’s long-term debt consists of $350 million in aggregate principal amount at maturity of senior unsecured notes due 2018 with a stated coupon rate of 7.875% (the “2018 Notes”) and $350 million in aggregate principal amount at maturity of senior unsecured notes due 2020 with a stated coupon rate of 8.125% (the “2020 Notes” and together with the 2018 Notes, the “Notes”). The 2018 Notes were priced at 99.276% of par, resulting in a yield to maturity of 8.00%, and the 2020 Notes were priced at 99.164% of par, resulting in a yield to maturity of 8.25%. The Notes were issued on March 26, 2010, and the net proceeds, together with existing cash on hand, were used to repay in full an aggregate amount of $925.0 million of term loans provided under the Company’s first and second lien credit agreements.
Interest is payable on the Notes on March 15 and September 15 of each year, beginning September 15, 2010. The 2018 Notes mature on March 15, 2018, and the 2020 Notes mature on March 15, 2020.
The Notes are senior unsecured obligations. Obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of Lear’s domestic subsidiaries, which are directly or indirectly 100% owned by Lear (see Note 18, “Supplemental Guarantor Condensed Consolidating Financial Statements”).
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
As of April 2, 2011, the Company was in compliance with all covenants under the indenture governing the Notes.
Revolving Credit Facility
The Company’s amended and restated first lien credit agreement provides for a $110 million revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility permits borrowings for general corporate and working capital purposes and the issuance of letters of credit. The commitments under the Revolving Credit Facility expire on March 18, 2013. As of April 2, 2011, there were no borrowings outstanding under the Revolving Credit Facility.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Obligations under the Revolving Credit Facility are secured on a first priority basis by a lien on substantially all of the U.S. assets of Lear and its domestic subsidiaries, as well as 100% of the stock of Lear’s domestic subsidiaries and 65% of the stock of certain of Lear’s foreign subsidiaries. In addition, obligations under the Revolving Credit Facility are guaranteed, jointly and severally, on a first priority basis, by certain of Lear’s domestic subsidiaries, which are directly or indirectly 100% owned by Lear (see Note 18, “Supplemental Guarantor Condensed Consolidating Financial Statements”).
Advances under the Revolving Credit Facility bear interest at a variable rate per annum equal to (i) LIBOR, as adjusted for certain statutory reserves, plus an adjustable margin based on the Company’s corporate rating, 3.25% as of the date of this Report, payable on the last day of each applicable interest period but in no event less frequently than quarterly, or (ii) the Adjusted Base Rate (as defined in the first lien credit agreement) plus an adjustable margin based on the Company’s corporate rating, 2.25% as of the date of this Report, payable quarterly.
The Revolving Credit Facility contains various customary representations, warranties and covenants by the Company, including, without limitation, (i) covenants regarding maximum leverage and minimum interest coverage, (ii) limitations on the amount of capital expenditures, (iii) limitations on fundamental changes involving the Company or its subsidiaries and (iv) limitations on indebtedness and liens. As of April 2, 2011, the Company was in compliance with all covenants under the agreement governing the Revolving Credit Facility.
As discussed above, in 2010, the Company used the net proceeds from the issuance of the Notes, together with existing cash on hand, to repay in full all amounts outstanding under the term loans provided under the Company’s first and second lien credit agreements. In connection with the issuance of the Notes, the repayment of the term loans and the related amendments to the first lien credit agreement, the Company recognized a loss on the extinguishment of debt of $11.8 million, resulting from the write-off of unamortized debt issuance costs, and paid debt issuance costs of $16.3 million in the first quarter of 2010. The debt issuance costs are being amortized over the life of the related debt. The loss on the extinguishment of debt is recorded in other (income) expense, net. See Note 10, “Other (Income) Expense, Net.”
For further information on the Notes and the Revolving Credit Facility, see Note 8, “Long-Term Debt,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(8) Pension and Other Postretirement Benefit Plans
Net Periodic Pension and Other Postretirement Benefit Cost
The components of the Company’s net periodic pension benefit cost are shown below (in millions):

	Three Months Ended
	April 2, 2011		April 3, 2010
	U.S.	Foreign	U.S.	Foreign
Service cost	$0.7	$1.8	$0.8	$1.3
Interest cost	5.8	6.6	5.8	6.6
Expected return on plan assets	(6.6)	(8.1)	(5.9)	(7.8)
Amortization of actuarial loss	—	0.1	—	—
Settlement gain	(0.1)	—	(0.1)	—

Net periodic benefit cost	$(0.2)	$0.4	$0.6	$0.1

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The components of the Company’s net periodic other postretirement benefit cost are shown below (in millions):

	Three Months Ended
	April 2, 2011		April 3, 2010
	U.S.	Foreign	U.S.	Foreign
Service cost	$0.1	$0.3	$0.1	$0.2
Interest cost	1.3	1.0	1.4	0.8
Amortization of actuarial loss	0.1	—	—	—

Net periodic benefit cost	$1.5	$1.3	$1.5	$1.0

Contributions
Employer contributions to the Company’s domestic and foreign pension plans for the three months ended April 2, 2011, were $0.1 million, in aggregate. Based on minimum funding requirements, the Company expects total required contributions of $10 to $15 million to its domestic and foreign pension plans, in aggregate, in 2011. The Company may elect to make contributions in excess of minimum funding requirements in response to investment performance or changes in interest rates or when the Company believes that it is financially advantageous to do so and based on its other cash requirements.
Employer contributions to the Company’s defined contribution retirement program for its salaried employees, determined as a percentage of each covered employee’s eligible compensation for the three months ended April 2, 2011, were $2.0 million. The Company expects total contributions of approximately $13 million to this program in 2011.
New Legislation
In March 2010, the Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act (the “Acts”) were signed into law. The Acts contain provisions which impact the Company’s accounting for retiree medical benefits. The impact of these provisions was not significant and was included in the determination of the Company’s other postretirement benefit plan obligation as of December 31, 2010. The Company will continue to assess the provisions of the Acts and may consider plan amendments to respond to the provisions of the Acts.
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
(10) Other (Income) Expense, Net
Other (income) expense, net includes equity in net income of affiliates, non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the sales of assets and other miscellaneous income and expense. A summary of other (income) expense, net is shown below (in millions):

	April 2,	April 3,
	2011	2010
Other expense	$4.2	$22.3
Other income	(11.1)	(1.3)

Other (income) expense, net	$(6.9)	$21.0

For the three months ended April 2, 2011, other income includes a gain of $3.9 million related to a fair market value adjustment in conjunction with a transaction with an affiliate. For the three months ended April 3, 2010, other expense includes a loss on the extinguishment of debt of $11.8 million, resulting from the write-off of unamortized debt issuance costs, and foreign exchange losses of $7.5 million.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(11) Income Taxes
The provision for income taxes was $40.0 million in the first quarter of 2011, representing an effective tax rate of 19.7% on pretax income of $202.7 million, as compared to $6.4 million in the first quarter of 2010, representing an effective tax rate of 8.0% on pretax income of $80.2 million.
In the first quarter of 2011, the provision for income taxes was primarily impacted by the mix of earnings among tax jurisdictions. The provision was also impacted by a portion of the Company’s restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In the first quarter of 2010, the provision for income taxes was impacted by the mix of earnings among tax jurisdictions, as well as a tax benefit of $17.7 million, including interest, related to reductions in recorded tax reserves. The provision was also impacted by a portion of the Company’s restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Excluding these items, the effective tax rate in the first quarters of 2011 and 2010 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items.
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
The Company was profitable in 2010 and 2009 in several international jurisdictions for which it has provided a full valuation allowance against the deferred tax assets. If the Company continues to experience sustained levels of profitability in these jurisdictions, its assessment of the need for a full valuation allowance with respect to the deferred tax assets in those jurisdictions could change. Any reduction to a valuation allowance will reduce the Company’s tax expense in the quarter in which such reduction occurs.
In connection with the Company’s emergence from Chapter 11 bankruptcy proceedings, the Company increased its U.S. net operating loss carryforwards and retained its capital loss and tax credit carryforwards (collectively, the “Tax Attributes”). However, Internal Revenue Code (“IRC”) Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its Tax Attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. The Company’s emergence from Chapter 11 bankruptcy proceedings is considered a change in ownership for purposes of IRC Section 382. The limitation under the IRC is based on the value of the corporation as of the emergence date. As a result, the Company’s future U.S. taxable income may not be fully offset by the Tax Attributes if such income exceeds its annual limitation, and the Company may incur a tax liability with respect to such income. In addition, subsequent changes in ownership for purposes of the IRC could further limit the Company’s ability to use its Tax Attributes.
The Company operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subject to review by both domestic and foreign tax authorities. During the next twelve months, it is reasonably possible that, as a result of audit settlements, the conclusion of current examinations and the expiration of the statute of limitations in several jurisdictions, the Company may decrease the amount of its gross unrecognized tax benefits, excluding interest and penalties, by approximately $11.1 million. The gross unrecognized tax benefits subject to potential decrease involve issues related to transfer pricing and various other tax items in several jurisdictions. However, as a result of ongoing examinations, tax proceedings in certain countries, additions to the gross unrecognized tax benefits for positions taken and interest and penalties, if any, arising in the future, it is not possible to estimate the potential net increase or decrease to the Company’s gross unrecognized tax benefits during the next twelve months.
(12) Net Income Per Share Attributable to Lear
Basic net income per share attributable to Lear was computed using the two-class method by dividing net income attributable to Lear, after deducting undistributed earnings allocated to participating securities, by the average number of common shares outstanding during the period. Common shares issuable upon the satisfaction of certain conditions pursuant to a contractual agreement, such as those common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings, are considered common shares outstanding and are included in the computation of basic net income per share attributable to Lear. The Company’s

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
preferred shares that were outstanding during a portion of 2010 were considered participating securities. There were no preferred shares outstanding during 2011 as all of the Company’s remaining preferred shares outstanding were converted into shares of common stock on November 10, 2010. For the three months ended April 3, 2010, average participating securities outstanding were 6,990,210 (such securities were convertible into 13,980,420 shares of common stock after giving effect to the two-for-one stock split described in Note 13, “Comprehensive Income (Loss) and Equity”). A summary of information used to compute basic net income per share attributable to Lear is shown below (in millions, except share data):

	Three Months Ended
	April 2, 2011	April 3, 2010

Net income attributable to Lear	$156.0	$66.1
Less: Undistributed earnings allocated to participating securities	—	(9.5)

Net income available to Lear common shareholders	$156.0	$56.6

Average common shares outstanding (1)	105,060,428	83,761,954

Basic net income per share attributable to Lear (1)	$1.48	$0.68

(1)	2010 share and per share data has been retroactively adjusted to reflect the two-for-one stock split described in Note 13, “Comprehensive Income (Loss) and Equity.”
Diluted net income per share attributable to Lear was computed using the treasury stock method by dividing net income attributable to Lear by the average number of common shares outstanding, including the dilutive effect of common stock equivalents using the average share price during the period. A summary of information used to compute diluted net income per share attributable to Lear is shown below (in millions, except share data):

	Three Months Ended
	April 2, 2011	April 3, 2010

Net income attributable to Lear	$156.0	$66.1

Average common shares outstanding (1)	105,060,428	83,761,954
Dilutive effect of common stock equivalents (1)	3,181,911	24,239,570

Average diluted shares outstanding (1)	108,242,339	108,001,524

Diluted net income per share attributable to Lear (1)	$1.44	$0.61

(1)	2010 share and per share data has been retroactively adjusted to reflect the two-for-one stock split described in Note 13, “Comprehensive Income (Loss) and Equity.”
The Company’s participating securities were convertible into common stock on a one-for-one basis and participated ratably with common stock on dividends. Accordingly, diluted net income per share attributable to Lear computed using the two-class method produced the same result.
(13) Comprehensive Income (Loss) and Equity
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as all changes in the Company’s net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items recorded in equity are included in comprehensive income (loss).

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of comprehensive income (loss) and reconciliations of equity, Lear Corporation stockholders’ equity and noncontrolling interests for the three months ended April 2, 2011 and April 3, 2010, are shown below (in millions):

	Three Months Ended April 2, 2011			Three Months Ended April 3, 2010
		Attributable			Attributable
		to Lear			to Lear
		Corporation	Non-controlling		Corporation	Non-controlling
	Equity	Stockholders	Interests	Equity	Stockholders	Interests
Beginning equity balance	$2,568.8	$2,460.2	$108.6	$2,181.8	$2,089.1	$92.7
Stock-based compensation transactions	8.0	8.0	—	4.8	4.8	—
Issuance of common stock	0.1	0.1	—	—	—	—
Repurchase of common stock	(27.4)	(27.4)	—	—	—	—
Dividends declared to Lear Corporation stockholders	(13.4)	(13.4)	—	—	—	—
Dividends paid to noncontrolling interests	(10.0)	—	(10.0)	—	—	—
Transactions with affiliates	2.4	—	2.4	6.5	—	6.5
Comprehensive income:
Net income	162.7	156.0	6.7	73.8	66.1	7.7
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	0.1	0.1	—	0.1	0.1	—
Derivative instruments and hedging activities	4.7	4.7	—	14.3	14.3	—
Foreign currency translation adjustment	67.7	67.0	0.7	(40.0)	(39.7)	(0.3)

Other comprehensive income (loss)	72.5	71.8	0.7	(25.6)	(25.3)	(0.3)

Comprehensive income	235.2	227.8	7.4	48.2	40.8	7.4

Ending equity balance	$2,763.7	$2,655.3	$108.4	$2,241.3	$2,134.7	$106.6

Lear Corporation Stockholders’ Equity
Common Stock Share Repurchase Program — On February 16, 2011, the Company’s Board of Directors authorized a three year, $400 million common stock share repurchase program. Under this program, the Company will repurchase shares of common stock from time to time in open market or privately negotiated transactions at prices, times and amounts to be determined by the Company. The common stock repurchase authorization expires on February 16, 2014. In the first quarter of 2011, the Company repurchased 528,998 shares of its outstanding common stock (share amounts have been retroactively adjusted to reflect the two-for-one stock split discussed below) at an average purchase price of $51.84 per share, including commissions, for an aggregate purchase price of $27.4 million, and may repurchase an additional $372.6 million in shares of its outstanding common stock under this program. The extent to which the Company will repurchase its outstanding common stock and the timing of such repurchases will depend upon its financial condition, prevailing market conditions, alternative uses of capital and other factors. In addition, the Company’s existing credit facility and bond indentures place certain limitations on the repurchase of common shares.
In addition to shares repurchased under the Company’s common stock share repurchase program described above, the Company classified shares withheld from the settlement of the Company’s restricted stock unit awards to cover minimum tax withholding requirements as common stock held in treasury in the accompanying condensed consolidated balance sheets as of April 2, 2011 and December 31, 2010.
Stock Split — On February 16, 2011, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock. On March 17, 2011, as a result of the stock split, stockholders of record as of the close of business on March 4, 2011, received one additional share of common stock for every one share of the common stock held by the stockholders of record. The additional shares of common stock were distributed on March 17, 2011. In addition, the Company recorded a transfer from additional paid-in-capital to common stock of $0.5 million, representing $0.01 par value of each share of common stock issued as a result of the stock split. Except as otherwise expressly stated, all issued common stock shares and per share amounts presented in the accompanying condensed consolidated financial statements have been retroactively adjusted to reflect the stock split for all periods presented.
Quarterly Dividend — On February 16, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share of common stock, on a pre-split basis. In the first quarter of 2011, declared dividends totaled $13.4 million, of which $12.8 million was paid on March 16, 2011, to shareholders of record at the close of business on March 4, 2011. Dividends payable on common shares to be distributed under the Company’s stock-based compensation program and common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings will be paid when such common shares are distributed.
Noncontrolling Interests
The acquisition of a controlling interest in an affiliate previously accounted for under the equity method in the first quarter of 2011, and the sale of noncontrolling interests in two previously wholly owned subsidiaries in the first quarter of 2010 have been included in transactions with affiliates in the above table.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(14) Legal and Other Contingencies
As of April 2, 2011 and December 31, 2010, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $20.1 million and $23.4 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.
Commercial Disputes
The Company is involved from time to time in legal proceedings and claims, including, without limitation, commercial or contractual disputes with its customers, suppliers and competitors. These disputes vary in nature and are usually resolved by negotiations between the parties.
On January 26, 2004, the Company filed a patent infringement lawsuit against Johnson Controls Inc. and Johnson Controls Interiors LLC (together, the “JCI Parties”) in the U.S. District Court for the Eastern District of Michigan alleging that the JCI Parties’ garage door opener products infringed certain of the Company’s radio frequency transmitter patents (which complaint was dismissed and subsequently re-filed by the Company in September 2004). The Company sought a declaration that the JCI Parties infringe its patents and an order enjoining the JCI Parties from further infringing those patents by making, selling or offering to sell their garage door opener products, as well as an award of compensatory damages, attorney fees and costs. The JCI Parties counterclaimed seeking a declaration that the subject patents are invalid and unenforceable and that the JCI Parties are not infringing these patents, as well as an award of attorney fees and costs. The JCI Parties also filed motions for summary judgment asserting that their garage door opener products do not infringe the Company’s patents and that one of the Company’s patents is invalid and unenforceable. In November 2007, the court issued an opinion and order granting in part and denying in part the JCI Parties’ motion for summary judgment on one of the Company’s patents and denying the JCI Parties’ motion to hold the patent unenforceable. The court’s opinion did not address the other two patents involved in this matter. On March 11, 2010, the court issued an opinion and order granting the JCI Parties’ motion for summary judgment on two of the three patents-in-suit, U.S. Patent No. Re 36,181 and U.S. Patent No. Re 36,752. This order left for trial by jury the issue of whether the JCI Parties infringed the third patent-in-suit, U.S. Patent No. 5,731,756. Trial of this matter began on January 25, 2011. On February 10, 2011, the jury returned a verdict against the JCI Parties on the issue of infringement and validity and awarded damages of $0.2 million to the Company. On March 16, 2011, the court dismissed the JCI Parties’ remaining counterclaims and issued an amended judgment on the jury verdict adding prejudgment interest, for a final judgment of $0.4 million. Each side then filed post-judgment motions (the JCI Parties for a new trial and judgment as a matter of law and the Company for a permanent injunction). This matter is subject to dismissal with prejudice as part of the settlement of the Chamberlain Matter described below. This matter has now been resolved, except for formatting the agreed dismissal in a manner acceptable to the court, and accordingly, the Company will not describe this matter in its future periodic reports.
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Pursuant to the Company’s joint plan of reorganization and a stipulation among the Company, Chamberlain and JCI filed with the bankruptcy court in the Company’s Chapter 11 bankruptcy proceedings, the Company agreed to reserve common stock and warrants issued under the joint plan of reorganization, sufficient to provide recoveries for an allowed claim of up to $50 million for pre-petition damages. This reserve is not a loss contingency reserve determined in accordance with GAAP and does not reflect a determination by the Company or the Bankruptcy Court that Chamberlain or JCI is entitled to any recovery. Following the Company’s emergence from Chapter 11 bankruptcy proceedings, litigation in the Chamberlain Matter resumed. The Company filed motions for summary judgment on non-infringement and on certain validity issues, and Chamberlain and JCI filed motions for summary judgment on infringement and on certain validity issues. In November 2010, the court granted in part and denied in part the Company’s motions for summary judgment and granted in part and denied in part the plaintiffs’ motions for summary judgment. In December 2010, the court denied the Company’s motion for summary judgment on the accrual of damages.
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
On March 31, 2011, Chamberlain, JCI and the Company entered into a settlement agreement with respect to the Chamberlain Matter, and Chamberlain, JCI and the Company filed a stipulated order of dismissal with prejudice, which the court subsequently entered. The settlement amount attributable to the Company will be paid using a portion of the common stock and warrant reserve established under the joint plan of reorganization for this purpose and will have no future impact on the Company. This matter has now been resolved, and accordingly, the Company will not describe this matter in its future periodic reports.
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
A summary of the changes in reserves for product liability and warranty claims for the three months ended April 2, 2011, is shown below (in millions):

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Balance as of January 1, 2011	$43.6
Income, net (including changes in estimates)	(1.2)
Settlements	(3.3)
Foreign currency translation and other	1.1

Balance as of April 2, 2011	$40.2

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
As of April 2, 2011 and December 31, 2010, the Company had recorded environmental reserves of $2.6 million and $2.7 million, respectively. While the Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows, no assurance can be given in this regard.
Other Matters
Although the Company records reserves for legal disputes, product liability and warranty claims and environmental and other matters in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain. Actual results may differ significantly from current estimates.
The Company is involved from time to time in various other legal proceedings and claims, including, without limitation, commercial and contractual disputes, intellectual property matters, personal injury claims, tax claims and employment matters. Although the outcome of any legal matter cannot be predicted with certainty, the Company does not believe that any of these other legal proceedings or claims in which the Company is currently involved, either individually or in the aggregate, will have a material adverse impact on its business, financial condition, results of operations or cash flows. However, no assurance can be given in this regard.
(15) Segment Reporting
The Company has two reportable operating segments: seating, which includes seat systems and related components, such as seat frames, recliner mechanisms, seat tracks, seat trim covers, headrests and seat foam, and electrical power management systems (“EPMS”), which includes wiring, connectors, junction boxes and various other components of electrical distribution systems for traditional powertrain vehicles, as well as for hybrid and electric vehicles. The other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment.
The Company evaluates the performance of its operating segments based primarily on (i) revenues from external customers, (ii) pretax income before interest and other (income) expense, net (“segment earnings”) and (iii) cash flows, being defined as segment earnings less capital expenditures plus depreciation and amortization. A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended April 2, 2011
	Seating	EPMS	Other	Consolidated
Revenues from external customers	$2,725.0	$786.7	$—	$3,511.7
Segment earnings (1)	208.5	44.1	(53.5)	199.1
Depreciation and amortization	37.1	22.6	1.8	61.5
Capital expenditures	33.1	37.0	0.4	70.5
Total assets	4,023.4	1,246.4	2,093.2	7,363.0

	Three Months Ended April 3, 2010
	Seating	EPMS	Other	Consolidated
Revenues from external customers	$2,313.5	$625.0	$—	$2,938.5
Segment earnings (1)	149.6	25.6	(55.0)	120.2
Depreciation and amortization	36.2	20.9	1.4	58.5
Capital expenditures	22.3	11.7	0.8	34.8
Total assets	3,554.8	1,047.7	1,630.8	6,233.3

(1)	See definition above
For the three months ended April 2, 2011, segment earnings include restructuring charges of $1.5 million and $0.1 million in the seating and EPMS segments, respectively. There were no restructuring charges in the other category for the three months ended April 2, 2011. For the three months ended April 3, 2010, segment earnings include restructuring charges of $7.2 million, $5.2 million and $0.3 million in the seating and EPMS segments and in the other category, respectively. See Note 2, “Restructuring Activities.”
A reconciliation of consolidated segment earnings to consolidated income before provision for income taxes is shown below (in millions):

	Three Months Ended
	April 2,	April 3,
	2011	2010
Segment earnings	$199.1	$120.2
Interest expense	3.3	19.0
Other (income) expense, net	(6.9)	21.0

Consolidated income before provision for income taxes	$202.7	$80.2

(16) Financial Instruments
The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to the quoted market prices of these securities. As of April 2, 2011, the aggregate carrying value of the Company’s Notes was $695.0 million, as compared to an estimated aggregate fair value of $765.5 million. As of December 31, 2010, the aggregate carrying value of the Company’s Notes was $694.9 million, as compared to an estimated aggregate fair value of $755.6 million.
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
Foreign exchange — The Company uses forward foreign exchange, futures and option contracts to reduce the effect of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, various European currencies, the Chinese renminbi, the Canadian dollar and the Japanese yen. Forward foreign exchange, futures and option contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or relates to the variability of cash flows to be received or paid. As of April 2, 2011 and December 31, 2010, contracts designated as cash flow hedges with $338.6 million and $174.7 million, respectively, of notional amount were outstanding with maturities of less than nine months and 12 months, respectively. As of April 2, 2011 and December 31, 2010, the fair value of these contracts was approximately $3.6 million and ($1.3) million, respectively. As of April 2, 2011 and December 31, 2010, other foreign currency derivative contracts that did not qualify for hedge accounting with $139.9 million and $140.6 million, respectively, of notional amount were outstanding. These foreign currency derivative contracts consist principally of cash transactions of up to 12 months, hedges of intercompany loans and hedges of certain other balance sheet exposures. As of April 2, 2011 and December 31, 2010, the fair value of these contracts was $5.1 million and $0.4 million, respectively.
The fair value of outstanding foreign currency derivative contracts and the related classification in the accompanying condensed consolidated balance sheets as of April 2, 2011 and December 31, 2010, are shown below (in millions):

	April 2,	December 31,
	2011	2010

Contracts qualifying for hedge accounting:
Other current assets	$7.2	$0.2
Other current liabilities	(3.6)	(1.5)

	3.6	(1.3)

Contracts not qualifying for hedge accounting:
Other current assets	5.4	0.7
Other current liabilities	(0.3)	(0.3)

	5.1	0.4

	$8.7	$(0.9)

Pretax amounts related to foreign currency derivative contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	April 2,	April 3,
	2011	2010
Contracts qualifying for hedge accounting:
Gains recognized in accumulated other comprehensive loss	$5.3	$16.1
Gains reclassified from accumulated other comprehensive loss	(0.4)	(1.8)

Comprehensive income	$4.9	$14.3

Interest rate— Historically, the Company used interest rate swap and other derivative contracts to manage its exposure to fluctuations in interest rates. Interest rate swap and other derivative contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments were accounted for as cash flow hedges. Interest rate swap contracts which hedge the change in fair value of certain fixed rate debt instruments were accounted for as fair value hedges. As of April 2, 2011 and December 31, 2010, there were no interest rate contracts outstanding. The Company will continue to evaluate, and may use derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage its exposures to fluctuations in interest rates in the future.
Commodity prices — The Company uses derivative instruments to reduce its exposure to fluctuations in copper prices. These derivative instruments are utilized to hedge forecasted inventory purchases and to the extent that they qualify and meet hedge accounting criteria, they are accounted for as cash flow hedges. Commodity swap contracts that are not designated as cash flow hedges are marked to market with changes in fair value recognized immediately in the condensed consolidated statements of income. See Note 10, “Other (Income) Expense, Net.” As of April 2, 2011, commodity swap contracts with $5.2 million of notional amount were outstanding with maturities of less than nine months. As of April 2, 2011, the fair market value of these contracts was ($0.2) million. As of December 31, 2010, there were no commodity swap contracts outstanding.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The fair value of outstanding commodity swap contracts and the related classification in the accompanying condensed consolidated balance sheet as of April 2, 2011, are shown below (in millions):

April 2,
2011
Contracts qualifying for hedge accounting:
Other current liabilities	$(0.2)

Pretax amounts related to commodity swap contracts that were recognized in accumulated other comprehensive loss are shown below (in millions):

April 2,
2011
Contracts qualifying for hedge accounting:
Losses recognized in accumulated other comprehensive loss	$(0.2)

Comprehensive loss	$(0.2)

As of April 2, 2011 and December 31, 2010, net gains (losses) of approximately $3.4 million and ($1.3) million, respectively, related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. During the three months ended April 2, 2011 and April 3, 2010, net gains of approximately $0.4 million and $1.8 million, respectively, related to the Company’s hedging activities were reclassified from accumulated other comprehensive loss into earnings. During the twelve month period ending April 1, 2012, the Company expects to reclassify into earnings net gains of approximately $3.4 million recorded in accumulated other comprehensive loss as of April 2, 2011. Such gains will be reclassified at the time that the underlying hedged transactions are realized. During the three months ended April 2, 2011 and April 3, 2010, amounts recognized in the accompanying condensed consolidated statements of income related to changes in the fair value of cash flow and fair value hedges excluded from the Company’s effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Items measured at fair value on a recurring basis — Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of April 2, 2011 and December 31, 2010, are shown below (in millions):

	April 2, 2011
			Valuation
	Frequency	Asset (Liability)	Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts	Recurring	$8.7	Market/Income	$—	$8.7	$—
Commodity swap contracts	Recurring	$(0.2)	Market/Income	$—	$(0.2)	$—

	December 31, 2010
			Valuation
	Frequency	Liability	Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts	Recurring	$(0.9)	Market/Income	$—	$(0.9)	$—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, these discount rates are adjusted by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. To estimate this credit spread, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy, to the extent that such adjustment is necessary. As of April 2, 2011 and December 31, 2010, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy during the first quarter of 2011.
Items measured at fair value on a non-recurring basis — The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. In the first quarter of 2011, there were no significant non-recurring fair value adjustments.
(17) Accounting Pronouncements
Goodwill Impairment
The Financial Accounting Standards Board (“FASB”) amended ASC 350, “Intangibles — Goodwill and Other,” with Accounting Standards Update (“ASU”) 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” This update requires that step 2 of the goodwill impairment test (i.e., measurement and recognition of an impairment loss) be performed if a reporting unit has a carrying value equal to or less than zero and qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The provisions of this update are effective for annual reporting periods beginning after December 15, 2010. The Company’s annual goodwill impairment test is conducted as of the first day of the fourth quarter. The Company does not expect the effects of adoption to be significant.
Business Combinations
The FASB amended ASC 805, “Business Combinations,” with ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” to, among other things, require pro forma revenue and earnings disclosures in comparative financial statements that reflect the results of operations of the acquired entity as though the business combination had occurred as of the beginning of the prior year. The provisions of this update are effective for annual reporting periods beginning after December 15, 2010. The Company will evaluate the impact of this update on material future business combinations.
Fair Value Measurement Disclosures
The FASB amended ASC 820, “Fair Value Measurements,” with ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” to require additional disclosures related to activity within Level 3 of the fair value hierarchy. The provisions of this update are effective for reporting periods beginning after December 15, 2010. The effects of adoption were not significant. For further information, see Note 16, “Financial Instruments.”
Revenue Recognition
The FASB amended ASC 605, “Revenue Recognition,” with ASU 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” If a revenue arrangement has multiple deliverables, this update requires the allocation of revenue to the separate deliverables based on relative selling prices. In addition, this update requires additional ongoing disclosures about an entity’s multiple-element revenue arrangements. The provisions of this update were effective as of January 1, 2011. The effects of adoption were not significant.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(18) Supplemental Guarantor Condensed Consolidating Financial Statements

	April 2, 2011
			Non-
	Lear	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$787.1	$0.1	$919.9	$—	$1,707.1
Accounts receivable	52.3	358.6	1,847.5	—	2,258.4
Inventories	6.5	222.3	398.2	—	627.0
Other	110.5	27.5	320.1	—	458.1

Total current assets	956.4	608.5	3,485.7	—	5,050.6

LONG-TERM ASSETS:
Property, plant and equipment, net	94.2	156.3	794.3	—	1,044.8
Goodwill	23.5	303.9	314.6	—	642.0
Investments in subsidiaries	736.1	844.5	—	(1,580.6)	—
Other	191.5	28.5	405.6	—	625.6

Total long-term assets	1,045.3	1,333.2	1,514.5	(1,580.6)	2,312.4

	$2,001.7	$1,941.7	$5,000.2	$(1,580.6)	$7,363.0

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$—	$3.6	$—	$3.6
Accounts payable and drafts	102.0	506.9	1,637.8	—	2,246.7
Accrued liabilities	121.2	169.9	816.1	—	1,107.2

Total current liabilities	223.2	676.8	2,457.5	—	3,357.5

LONG-TERM LIABILITIES:
Long-term debt	695.0	—	—	—	695.0
Intercompany accounts, net	(1,720.7)	567.4	1,153.3	—	—
Other	148.9	100.3	297.6	—	546.8

Total long-term liabilities	(876.8)	667.7	1,450.9	—	1,241.8

EQUITY:
Lear Corporation stockholders’ equity	2,655.3	597.2	983.4	(1,580.6)	2,655.3
Noncontrolling interests	—	—	108.4	—	108.4

Equity	2,655.3	597.2	1,091.8	(1,580.6)	2,763.7

	$2,001.7	$1,941.7	$5,000.2	$(1,580.6)	$7,363.0

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(18) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	December 31, 2010
			Non-
	Lear	Guarantors	guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$808.8	$0.4	$844.9	$—	$1,654.1
Accounts receivable	37.1	248.4	1,472.9	—	1,758.4
Inventories	7.5	204.7	342.0	—	554.2
Other	115.5	10.5	292.8	—	418.8

Total current assets	968.9	464.0	2,952.6	—	4,385.5

LONG-TERM ASSETS:
Property, plant and equipment, net	96.2	154.1	744.4	—	994.7
Goodwill	23.5	303.9	287.2	—	614.6
Investments in subsidiaries	599.1	783.7	—	(1,382.8)	—
Other	194.8	28.7	402.8	—	626.3

Total long-term assets	913.6	1,270.4	1,434.4	(1,382.8)	2,235.6

	$1,882.5	$1,734.4	$4,387.0	$(1,382.8)	$6,621.1

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$—	$4.1	$—	$4.1
Accounts payable and drafts	97.0	395.3	1,346.1	—	1,838.4
Accrued liabilities	128.3	161.7	686.0	—	976.0

Total current liabilities	225.3	557.0	2,036.2	—	2,818.5

LONG-TERM LIABILITIES:
Long-term debt	694.9	—	—	—	694.9
Intercompany accounts, net	(1,645.6)	553.4	1,092.2	—	—
Other	147.7	102.1	289.1	—	538.9

Total long-term liabilities	(803.0)	655.5	1,381.3	—	1,233.8

EQUITY:
Lear Corporation stockholders’ equity	2,460.2	521.9	860.9	(1,382.8)	2,460.2
Noncontrolling interests	—	—	108.6	—	108.6

Equity	2,460.2	521.9	969.5	(1,382.8)	2,568.8

	$1,882.5	$1,734.4	$4,387.0	$(1,382.8)	$6,621.1

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(18) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Three Months Ended April 2, 2011
			Non-
	Lear	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$93.7	$1,266.7	$3,162.0	$(1,010.7)	$3,511.7

Cost of sales	121.7	1,148.3	2,929.0	(1,010.7)	3,188.3
Selling, general and administrative expenses	39.3	16.3	61.9	—	117.5
Amortization of intangible assets	0.3	0.1	6.4	—	6.8
Intercompany charges	2.1	(4.3)	2.2	—	—
Interest (income) expense	(0.7)	5.2	(1.2)	—	3.3
Other intercompany (income) expense, net	(85.3)	44.0	41.3	—	—
Other (income) expense, net	(6.7)	0.9	(1.1)	—	(6.9)

Consolidated income before income taxes and equity in net income of subsidiaries	23.0	56.2	123.5	—	202.7
Provision for income taxes	3.0	—	37.0	—	40.0
Equity in net income of subsidiaries	(136.0)	(54.6)	—	190.6	—

Consolidated net income	156.0	110.8	86.5	(190.6)	162.7
Less: Net income attributable to noncontrolling interests	—	—	6.7	—	6.7

Net income attributable to Lear	$156.0	$110.8	$79.8	$(190.6)	$156.0

	For the Three Months Ended April 3, 2010
			Non-
	Lear	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$57.2	$1,070.0	$2,662.9	$(851.6)	$2,938.5

Cost of sales	71.5	975.5	2,488.3	(851.6)	2,683.7
Selling, general and administrative expenses	46.6	18.2	63.1	—	127.9
Amortization of intangible assets	0.3	0.1	6.3	—	6.7
Intercompany charges	1.9	(3.7)	1.8	—	—
Interest expense	6.5	4.0	8.5	—	19.0
Other intercompany (income) expense, net	(28.3)	10.1	18.2	—	—
Other expense, net	19.6	0.3	1.1	—	21.0

Consolidated income (loss) before income taxes and equity in net income of subsidiaries	(60.9)	65.5	75.6	—	80.2
Provision for income taxes	1.3	—	5.1	—	6.4
Equity in net income of subsidiaries	(128.3)	(55.5)	—	183.8	—

Consolidated net income	66.1	121.0	70.5	(183.8)	73.8
Less: Net income attributable to noncontrolling interests	—	—	7.7	—	7.7

Net income attributable to Lear	$66.1	$121.0	$62.8	$(183.8)	$66.1

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(18) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Three Months Ended April 2, 2011
			Non-
	Lear	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net cash provided by (used in) operating activities	$26.5	$47.7	$80.0	$—	$154.2
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(2.3)	(14.1)	(54.1)	—	(70.5)
Other, net	(0.1)	0.1	(6.6)	—	(6.6)

Net cash used in investing activities	(2.4)	(14.0)	(60.7)	—	(77.1)

Cash Flows from Financing Activities:
Other long-term debt repayments, net	—	—	(1.1)	—	(1.1)
Short-term debt repayments, net	—	—	(0.5)	—	(0.5)
Repurchase of common stock	(27.4)	—	—	—	(27.4)
Dividends paid to Lear Corporation stockholders	(12.8)	—	—	—	(12.8)
Dividends paid to noncontrolling interests	—	—	(10.0)	—	(10.0)
Other	(1.4)	—	—	—	(1.4)
Change in intercompany accounts	(4.2)	(34.0)	38.2	—	—

Net cash provided by (used in) financing activities	(45.8)	(34.0)	26.6	—	(53.2)

Effect of foreign currency translation	—	—	29.1	—	29.1

Net Change in Cash and Cash Equivalents	(21.7)	(0.3)	75.0	—	53.0
Cash and Cash Equivalents as of Beginning of Period	808.8	0.4	844.9	—	1,654.1

Cash and Cash Equivalents as of End of Period	$787.1	$0.1	$919.9	$—	$1,707.1

	For the Three Months Ended April 3, 2010
			Non-
	Lear	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net cash provided by (used in) operating activities	$(12.4)	$105.4	$(54.1)	$—	$38.9
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(3.4)	(4.5)	(26.9)	—	(34.8)
Other, net	(1.1)	—	5.2	—	4.1

Net cash used in investing activities	(4.5)	(4.5)	(21.7)	—	(30.7)

Cash Flows from Financing Activities:
Proceeds from the issuance of senior notes	694.5	—	—	—	694.5
First lien credit agreement repayments	(375.0)	—	—	—	(375.0)
Second lien credit agreement repayments	(550.0)	—	—	—	(550.0)
Other long-term debt repayments, net	—	—	(1.7)	—	(1.7)
Short-term debt borrowings, net	—	—	5.6	—	5.6
Payment of debt issuance costs	(16.3)	—	—	—	(16.3)
Other	0.1	—	0.3	—	0.4
Change in intercompany accounts	355.2	(100.9)	(254.3)	—	—

Net cash provided by (used in) financing activities	108.5	(100.9)	(250.1)	—	(242.5)

Effect of foreign currency translation	—	—	(19.3)	—	(19.3)

Net Change in Cash and Cash Equivalents	91.6	—	(345.2)	—	(253.6)
Cash and Cash Equivalents as of Beginning of Period	584.9	0.1	969.0	—	1,554.0

Cash and Cash Equivalents as of End of Period	$676.5	$0.1	$623.8	$—	$1,300.4

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
The 2010 supplemental guarantor condensed consolidating financial statements have been restated to reflect certain changes to the equity investments of the Guarantors.
Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.
Selling, General and Administrative Expenses — Corporate and division selling, general and administrative expenses are allocated to the operating subsidiaries based on various factors, which estimate usage of particular corporate and division functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries. During the three months ended April 2, 2011 and April 3, 2010, $5.4 million and $(0.6) million, respectively, of selling, general and administrative expenses were allocated (to) from Lear.
Long-Term Debt of Lear and the Guarantors — A summary of long-term debt of Lear and the Guarantors on a combined basis is shown below (in millions):

	April 2,	December 31,
	2011	2010
Senior notes	$695.0	$694.9

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
Industry Overview
Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer and fleet demand for automotive vehicles, and our level of content on specific vehicle platforms, as well as the portion of such content manufactured internally. Automotive sales and production can be affected by general economic or industry conditions, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, the availability and cost of credit and other factors. Our operating results are also significantly impacted by the overall commercial success of the vehicle platforms for which we supply particular products, as well as the profitability of the products that we supply for these platforms. In addition, it is possible that customers could elect to manufacture our products internally. The loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could have a material adverse impact on our operating results. In addition, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating results.
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
The year ended December 31, 2010, saw a significant improvement in industry production volumes globally. This trend continued in the first quarter of 2011. North American industry production increased by approximately 16% and European industry production increased by approximately 4% as compared to the first quarter of 2010 to 3.3 million units and 4.7 million units, respectively.
The majority of our sales continue to be derived from automotive manufacturers based in North America and Europe. Our financial results are impacted by changes in our customers’ market share. Our ability to reduce the risks inherent in certain concentrations of business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall.
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
Our material cost as a percentage of net sales was 68.5% in the first quarter of 2011, as compared to 67.9% in 2010 and 69.0% in 2009. Raw material, energy and commodity costs have been volatile over the past several years. Unfavorable industry conditions over the last several years also have resulted in financial distress within our supply base and an increase in the risk of supply disruption. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, which include cost reduction actions, such as the selective in-sourcing of components, the continued consolidation

LEAR CORPORATION
of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. These costs remain volatile and could have an adverse impact on our operating results in the foreseeable future. We continue to monitor and assess the impact on our business of the recent earthquake and tsunami in Japan. We do not have any production facilities in Japan, and our sales in Japan have not been significant historically, with sales in Japan representing only 1.6% of total sales in 2010. The earthquake and tsunami, however, have adversely impacted portions of the automotive industry outside of Japan, leading to intermittent customer production downtime and continued shortages of certain electronic components. Although there is uncertainty regarding the ultimate impact of these events at this time, we expect to experience an indirect impact that could be significant during the second quarter, but do not anticipate a significant impact for the full year.
See “— Forward-Looking Statements” below and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in this Report.
Financial Measures
In evaluating our financial condition and operating performance, we focus primarily on earnings, cash flows and return on invested capital. In addition to maintaining and expanding our business with our existing customers in our more established markets, our expansion plans are focused on emerging markets. Asia, in particular, continues to present significant growth opportunities, as major global automotive manufacturers implement production expansion plans and local automotive manufacturers aggressively expand their operations to meet long-term demand in this region. We currently have 20 joint ventures with operations in Asia, as well as an additional three joint ventures in North America and Europe dedicated to serving Asian automotive manufacturers. In addition, we have aggressively pursued this strategy by selectively increasing our vertical integration capabilities and expanding our component manufacturing capacity in Mexico, Eastern Europe, Africa and Asia. Furthermore, we have expanded our low-cost engineering capabilities in China, India and the Philippines.
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
Operational Restructuring
In 2005, we initiated a multi-year operational restructuring strategy to (i) eliminate excess capacity and lower our operating costs, (ii) streamline our organizational structure and reposition our business for improved long-term profitability and (iii) better align our manufacturing footprint with the changing needs of our customers. In light of industry conditions and customer announcements, we expanded this strategy. Through the end of 2010, we incurred pretax restructuring costs of approximately $736 million and related manufacturing inefficiency charges of $73 million.
In the first quarter of 2011, we incurred additional restructuring costs of approximately $2 million as we continue to restructure our global operations and aggressively reduce our costs. Cash expenditures related to our restructuring actions totaled $6 million in the first quarter of 2011.
Our restructuring strategy has resulted in the closure of 44 manufacturing and 11 administrative facilities and a current footprint with more than 80% of our component facilities and more than 90% of our related employment in 20 low-cost countries. We expect elevated restructuring actions and related investments of approximately $125 million in 2011 and to moderate thereafter.
Restructuring costs include employee termination benefits, fixed asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. These incremental costs principally include equipment and personnel relocation costs. Although each restructuring action is unique, based upon the nature of our operations, we expect that the allocation of future restructuring costs will be consistent with historical experience. We also incur incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs are recognized in our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). Generally, charges are recorded as restructuring actions are approved and/or implemented. Actual costs recorded in our consolidated financial statements may vary from current estimates.

LEAR CORPORATION
For further information, see Note 2, “Restructuring,” to the condensed consolidated financial statements included in this Report.
Share Repurchase Program, Stock Split and Quarterly Cash Dividend
In February 2011, our Board of Directors authorized a three year, $400 million common stock share repurchase program, declared a two-for-one stock split of our common stock and declared a quarterly cash dividend of $0.25 per share of common stock, on a pre-split basis. For further information, see “— Liquidity and Capital Resources — Capitalization,” and Note 13, “Comprehensive Income (Loss) and Equity,” to the condensed consolidated financial statements included in this Report.
Other Matters
In the first quarter of 2011, we recognized a gain of $4 million related to an affiliate transaction. In the first quarter of 2010, we recognized a loss on the extinguishment of debt of approximately $12 million, resulting from the write-off of unamortized debt issuance costs in conjunction with the issuance of our senior unsecured notes. In addition, we recognized tax benefits of $18 million related to reductions in recorded tax reserves.
As discussed above, our results for the first quarters of 2011 and 2010 reflect the following items (in millions):

	Three months ended
	April 2,	April 3,
	2011	2010
Costs related to restructuring actions, including manufacturing inefficiencies of $1 million in 2010	$2	$14
Gain related to affiliate transaction	(4)	—
Loss on extinguishment of debt	—	12
Tax benefits, net	—	(18)
For further information regarding these items, see Note 2, “Restructuring Activities,” Note 7, “Long-Term Debt,” and Note 11, “Income Taxes,” to the condensed consolidated financial statements included in this Report.
This section includes forward-looking statements that are subject to risks and uncertainties. For further information regarding other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see “— Forward-Looking Statements” below and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in this Report.
RESULTS OF OPERATIONS
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three months ended
	April 2, 2011		April 3, 2010
Net sales
Seating systems	$2,725.0	77.6%	$2,313.5	78.7%
Electrical power management systems	786.7	22.4	625.0	21.3

Net sales	3,511.7	100.0	2,938.5	100.0
Cost of sales	3,188.3	90.8	2,683.7	91.3

Gross profit	323.4	9.2	254.8	8.7
Selling, general and administrative expenses	117.5	3.3	127.9	4.4
Amortization of intangible assets	6.8	0.2	6.7	0.2
Interest expense	3.3	0.1	19.0	0.7
Other (income) expense, net	(6.9)	(0.2)	21.0	0.7
Provision for income taxes	40.0	1.2	6.4	0.2
Net income attributable to noncontrolling interests	6.7	0.2	7.7	0.3

Net income attributable to Lear	$156.0	4.4%	$66.1	2.2%

Three Months Ended April 2, 2011 vs. Three Months Ended April 3, 2010
Net sales in the first quarter of 2011 were $3.5 billion, as compared to $2.9 billion in the first quarter of 2010, an increase of $573 million or 19.5%. Improved global vehicle production volumes and the impact of new business positively impacted net sales by $284 million and $187 million, respectively.

LEAR CORPORATION
Cost of sales in the first quarter of 2011 was $3.2 billion, as compared to $2.7 billion in the first quarter of 2010. This increase is largely due to improved global vehicle production volumes and the impact of new business and is consistent with the increase in net sales.
Gross profit and gross margin were $323 million and 9.2% in the quarter ended April 2, 2011, as compared to $255 million and 8.7% in the quarter ended April 3, 2010. Improved global vehicle production volumes, as well as favorable operating performance and the benefit of operational restructuring actions, positively impacted gross profit by $114 million. The impact of selling price reductions, as well as higher commodity and launch costs, was partially offset by the impact of new business. In addition, gross profit includes operational restructuring costs of $2 million in the first quarter of 2011, as compared to $14 million in the first quarter of 2010.
Selling, general and administrative expenses, including engineering and development expenses, were $118 million in the three months ended April 2, 2011, as compared to $128 million in the three months ended April 3, 2010. As a percentage of net sales, selling, general and administrative expenses declined to 3.3% in the first quarter of 2011, as compared to 4.4% in the first quarter of 2010. The decrease in selling, general and administrative expenses was primarily due to a decrease in compensation-related costs.
Amortization of intangible assets was $7 million in the first quarters of 2011 and 2010.
Interest expense was $3 million in the first quarter of 2011, as compared to $19 million in the first quarter of 2010. This decrease was primarily due to the refund of interest related to a favorable settlement of an indirect tax matter in a foreign jurisdiction, as well as lower debt levels.
Other (income) expense, net, which includes equity in net income of affiliates, non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the sales of assets and other miscellaneous income and expense, was income of $7 million in the first three months of 2011, as compared to expense of $21 million in the first three months of 2010. In the first quarter of 2011, we recognized a gain of $4 million related to a fair market value adjustment in conjunction with a transaction with an affiliate. In the first quarter of 2010, we recognized a loss on the extinguishment of debt of $12 million related to the write-off of unamortized debt issuance costs. Other (income) expense improved by $10 million between periods due to favorable foreign exchange.
The provision for income taxes was $40 million for the first quarter of 2011, representing an effective tax rate of 19.7% on pretax income of $203 million, as compared to $6 million for the first quarter of 2010, representing an effective tax rate of 8.0% on a pretax income of $80 million. In the first quarter of 2011, the provision for income taxes was primarily impacted by the mix of earnings among tax jurisdictions. The provision was also impacted by a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In the first quarter of 2010, the provision for income taxes was impacted by the mix of earnings among tax jurisdictions, as well as a tax benefit of $18 million, including interest, related to reductions in recorded tax reserves. The provision was also impacted by a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Excluding these items, the effective tax rate in the first quarters of 2011 and 2010 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items.
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
We were profitable in 2010 and 2009 in several international jurisdictions for which we have provided a full valuation allowance against the deferred tax assets. If we continue to experience sustained levels of profitability in these jurisdictions, our assessment of the need for a full valuation allowance with respect to the deferred tax assets in those jurisdictions could change. Any reduction to a valuation allowance will reduce our tax expense in the quarter in which such reduction occurs.
Net income attributable to Lear in the first quarter of 2011 was $156 million, or $1.44 per diluted share, as compared to $66 million, or $0.61 per diluted share, in the first quarter of 2010, for the reasons described above. Net income per share data for 2010 has been

LEAR CORPORATION
retroactively adjusted to reflect the two-for-one stock split described in “— Liquidity and Capital Resources — Capitalization,” and Note 13, “Comprehensive Income (Loss) and Equity,” to the condensed consolidated financial statements included in this Report.
Reportable Operating Segments
We have two reportable operating segments: seating, which includes seat systems and related components, such as seat frames, recliner mechanisms, seat tracks, seat trim covers, headrests and seat foam, and electrical power management systems (“EPMS”), which includes wiring, connectors, junction boxes and various other components of electrical distribution systems for traditional powertrain vehicles, as well as for hybrid and electric vehicles. The financial information presented below is for our two reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s income before interest expense, other (income) expense, net and provision for income taxes (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under GAAP. Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income attributable to Lear, net cash provided by operating activities or other statement of income or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income before provision for income taxes, see Note 15, “Segment Reporting,” to the condensed consolidated financial statements included in this Report.
Seating
A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Three months ended
	April 2,	April 3,
	2011	2010
Net sales	$2,725.0	$2,313.5
Segment earnings (1)	208.5	149.6
Margin	7.7%	6.5%

(1)	See definition above.
Seating systems net sales were $2.7 billion in the first quarter of 2011, as compared to $2.3 billion in the first quarter of 2010, an increase of $412 million or 17.8%. The impact of new business and improved global vehicle production volumes positively impacted net sales by $171 million and $159 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $209 million and 7.7% in the first three months of 2011, as compared to $150 million and 6.5% in the first three months of 2010. Improved global vehicle production volumes and the benefit of our restructuring and other operating performance actions positively impacted segment earnings. The impact of selling price reductions, as well as higher commodity and program development costs, was partially offset by the impact of new business. In addition, in the first quarter of 2011, we incurred costs of $2 million related to our restructuring actions, as compared to $8 million in 2010.
EPMS
A summary of financial measures for our EPMS segment is shown below (dollar amounts in millions):

	Three months ended
	April 2,	April 3,
	2011	2010
Net sales	$786.7	$625.0
Segment earnings (1)	44.1	25.6
Margin	5.6%	4.1%

(1)	See definition above.
EPMS net sales were $787 million in the first quarter of 2011, as compared to $625 million in the first quarter of 2010, an increase of $162 million or 25.9%. Improved global vehicle production volumes positively impacted net sales by $125 million. Segment earnings, including restructuring costs, and the related margin on net sales were $44 million and 5.6% in the first three months of

LEAR CORPORATION
2011, as compared to $26 million and 4.1% in the first three months of 2010. Improved global vehicle production volumes and the benefit of our restructuring and other performance actions were partially offset by the impact of selling price reductions and higher launch and commodity costs. In addition, in the first quarter of 2010, we incurred costs of $6 million related to our restructuring actions.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

	Three months ended
	April 2,	April 3,
	2011	2010
Net sales	$—	$—
Segment earnings (1)	(53.5)	(55.0)
Margin	N/A	N/A

(1)	See definition above.
Our other category includes unallocated corporate and geographic headquarters costs, as well as the elimination of intercompany activity. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Segment earnings related to our other category were ($54) million in the first three months of 2011, as compared to ($55) million in the first three months of 2010.
LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, operational restructuring actions and debt service requirements. Our principal sources of liquidity are cash flows from operating activities and our existing cash balance. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and the combination of dividends, royalties, intercompany loan repayments and other distributions and advances from our subsidiaries to provide the funds necessary to meet our obligations. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information regarding potential dividends from our non-U.S. subsidiaries, see Note 9, “Income Taxes,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.
Cash Flows
Net cash provided by operating activities was $154 million in the first three months of 2011, as compared to $39 million in the first three months of 2010. The increase primarily reflects higher earnings in the first quarter of 2011. In addition, the net change in recoverable customer engineering, development and tooling resulted in an increase in operating cash flow of $13 million between periods. In the first three months of 2011, increases in accounts receivable and accounts payable resulted in a use of cash of $448 million and a source of cash of $343 million, respectively, primarily reflecting the impact of increased production volumes. The impact of increases in inventories, other current assets and accrued liabilities were largely offsetting.
Net cash used in investing activities was $77 million in the first three months of 2011, as compared to $31 million in the first three months of 2010, reflecting an increase in capital expenditures of $36 million between periods. Capital spending in 2011 is estimated at approximately $300 million.
Net cash used in financing activities was $53 million in the first three months of 2011, as compared to $243 million in the first three months of 2010. The decrease in financing cash outflow between periods primarily reflects the impact of our 2010 financing transactions. In 2010, we repaid $925 million of term loans under our first and second lien credit agreements, largely offset by net proceeds of $681 million related to the issuance of our senior unsecured notes. In 2011, we paid $13 million in dividends to Lear Corporation stockholders, paid $10 million in dividends to noncontrolling interests and repurchased $27 million of common stock. For further information regarding our 2010 financing transactions, see Note 8, “Long-Term Debt,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. For further information regarding our dividends and share repurchase program, see “— Capitalization,” below and Note 13, “Comprehensive Income (Loss) and Equity,” to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION
Capitalization
In addition to cash provided by operating activities, we utilize uncommitted credit facilities to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries. We utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. As of April 2, 2011 and April 3, 2010, our outstanding short-term debt balance was $4 million and $43 million, respectively. For the three months ended April 2, 2011 and April 3, 2010, the weighted average short-term interest rate on our short-term debt balances was 5.0% and 2.8%, respectively. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors.
Senior Notes
As of April 2, 2011, our long-term debt consists of $350 million in aggregate principal amount at maturity of unsecured 7.875% senior notes due 2018 (the “2018 Notes”) and $350 million in aggregate principal amount at maturity of unsecured 8.125% senior notes due 2020 (the “2020 Notes” and together with the 2018 Notes, the “Notes”).
Scheduled cash interest payments on the Notes are approximately $28 million in the last nine months of 2011. As of April 2, 2011, we were in compliance with all covenants under the indenture governing the Notes.
The Notes are senior unsecured obligations. Obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of Lear’s domestic subsidiaries, which are directly or indirectly 100% owned by Lear.
For further information related to the Notes, including information on early redemption, covenants and events of default, see Note 7, “Long-Term Debt,” to the condensed consolidated financial statements included in this Report and Note 8, “Long-Term Debt,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.
Revolving Credit Facility
We have a $110 million revolving credit facility (the “Revolving Credit Facility”), which permits borrowings for general corporate and working capital purposes and the issuance of letters of credit. The commitments under the Revolving Credit Facility expire on March 18, 2013. As of April 2, 2011, there were no borrowings outstanding under the Revolving Credit Facility, and we were in compliance with all covenants under the agreement governing the Revolving Credit Facility.
For further information related to the Revolving Credit Facility, including information on pricing, covenants and events of default, see Note 7, “Long-Term Debt,” to the condensed consolidated financial statements included in this Report and Note 8, “Long-Term Debt,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.
Off-Balance Sheet Arrangements
Guarantees and Commitments
We guarantee 49% of certain of the debt of one of our unconsolidated affiliates, Tacle Seating USA, LLC. As of April 2, 2011, the aggregate amount of debt guaranteed was approximately $2 million.
Common Stock Share Repurchase Program
On February 16, 2011, our Board of Directors authorized a three year, $400 million common stock share repurchase program which permits the discretionary repurchase of our common stock through February 16, 2014. In the first quarter of 2011, we repurchased 528,998 shares of our outstanding common stock (share amounts have been retroactively adjusted to reflect the two-for-one stock split discussed below) at an average purchase price of $51.84 per share, including commissions, for an aggregate purchase price of $27 million, and may repurchase an additional $373 million in shares of our outstanding common stock under this program. The extent to which we will repurchase our common stock and the timing of such repurchases will depend upon our financial condition, prevailing market conditions, alternative uses of capital and other factors. In addition, our existing credit facility and bond indentures place certain limitations on the repurchase of common shares. See “—Forward-Looking Statements.”
Stock Split
During the first quarter of 2011, we completed a two-for-one stock split of our common stock. For further information, see Note 13, “Comprehensive Income (Loss) and Equity,” to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION
Dividends

A summary of dividend declarations is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.25 (1)	February 16, 2011	March 4, 2011	March 16, 2011

(1)	Per share on a pre-split basis.
On February 16, 2011, our Board of Directors declared a quarterly cash dividend of $0.25 per share of common stock (on a pre-split basis), which was paid on March 16, 2011, to shareholders of record at the close of business on March 4, 2011. We expect to pay quarterly cash dividends in the future, although such payment is at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors that our Board of Directors may consider at its discretion. In addition, our existing credit facility and bond indentures place certain limitations on the payment of cash dividends.
Adequacy of Liquidity Sources

As of April 2, 2011, we had approximately $1.7 billion of cash and cash equivalents on hand, which we believe will enable us to meet our liquidity needs to satisfy ordinary course business obligations. However, our ability to continue to meet such liquidity needs is subject to, and will be affected by, cash flows from operations, including the impact of restructuring activities, automotive industry conditions, the financial condition of our customers and suppliers and other related factors. Additionally, an economic downturn or reduction in production levels could negatively impact our financial condition. Furthermore, our future financial results will be affected by cash flows from operations, including the impact of restructuring activities, and will also be subject to certain factors outside of our control, including those described above. For further discussion of the risks and uncertainties affecting our cash flows from operations and overall liquidity, see “— Executive Overview” above, “— Forward-Looking Statements” below and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in this Report.
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
Our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Chinese renminbi, the Canadian dollar and the Japanese yen. We have performed a quantitative analysis of our overall currency rate exposure as of April 2, 2011 and December 31, 2010. As of April 2, 2011, there is no potential earnings impact related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies to which it is exposed for a twelve-month period. In addition, the potential earnings benefit related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies to which it is exposed for a twelve-month period is approximately $7 million. As of December 31, 2010, the potential earnings benefit related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies to which it is exposed for a twelve-month period is approximately $22 million. In addition, the potential earnings benefit related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies to which it is exposed for a twelve-month period is approximately $15 million.
As of April 2, 2011, foreign exchange contracts representing $479 million of notional amount were outstanding with maturities of less than nine months. As of April 2, 2011, the fair value of these contracts was approximately $9 million. A 10% change in the value of the U.S. dollar relative to all other currencies to which it is exposed would result in a $10 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies to which it is exposed would result in a $5 million change in the aggregate fair value of these contracts. As of December 31, 2010, foreign exchange contracts representing $315 million of notional amount were outstanding with maturities of less than 12 months. As of December 31, 2010, the fair value of these contracts was approximately ($1) million. A 10% change in the value of the U.S. dollar relative to all other currencies to which it is exposed would result in a $7 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies to which it is exposed would result in a $4 million change in the aggregate fair value of these contracts.
There are certain shortcomings inherent in the sensitivity analysis presented. The analysis assumes that all currencies would uniformly strengthen or weaken relative to the U.S. dollar or Euro. In reality, some currencies may strengthen while others may weaken, causing the earnings impact to increase or decrease depending on the currency and the direction of the rate movement.

LEAR CORPORATION
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
Interest Rates

Historically, we have used interest rate swap and other derivative contracts to manage our exposure to variable interest rates on outstanding variable rate debt instruments indexed to United States or European Monetary Union short-term money market rates. As of April 2, 2011 and December 31, 2010, there were no interest rate contracts outstanding. We will continue to evaluate, and may use, derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage our exposures to fluctuations in interest rates in the future.
Commodity Prices

Raw material, energy and commodity costs have been volatile over the past several years. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, which include cost reduction actions, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. These costs remain volatile and could have an adverse impact on our operating results in the foreseeable future. See “— Forward-Looking Statements” below and Item 1A, “Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance,” in our Annual Report on Form 10-K for the year ended December 31, 2010, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in this Report.
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
We use derivative instruments to reduce our exposure to fluctuations in copper prices. As of April 2, 2011, commodity swap contracts representing $5 million of notional amount were outstanding with maturities of less than nine months. As of April 2, 2011, the fair market value of these contracts was less than $1 million. The potential adverse earnings impact from a 10% parallel decline in the copper curve for a twelve-month period is less than $1 million. As of December 31, 2010, there were no commodity swap contracts outstanding.
OTHER MATTERS
Legal and Environmental Matters

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of April 2, 2011, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $20 million. In addition, as of April 2, 2011, we had recorded reserves for product liability claims and environmental matters of $40 million and $3 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in this Report. For a more complete description of our outstanding material legal proceedings, see Note 14, “Legal and Other Contingencies,” to the condensed consolidated financial statements included in this Report.
Significant Accounting Policies and Critical Accounting Estimates
Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —

LEAR CORPORATION
Significant Accounting Policies and Critical Accounting Estimates,” and Note 4, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first three months of 2011.
Recently Issued Accounting Pronouncements
Goodwill Impairment

The Financial Accounting Standards Board (“FASB”) amended ASC 350, “Intangibles—Goodwill and Other,” with Accounting Standards Update (“ASU”) 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” This update requires that step 2 of the goodwill impairment test (i.e., measurement and recognition of an impairment loss) be performed if a reporting unit has a carrying value equal to or less than zero and qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The provisions of this update are effective for annual reporting periods beginning after December 15, 2010. Our annual goodwill impairment test is conducted as of the first day of the fourth quarter. We do not expect the effects of adoption to be significant.
Business Combinations

The FASB amended ASC 805, “Business Combinations,” with ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” to, among other things, require pro forma revenue and earnings disclosures in comparative financial statements that reflect the results of operations of the acquired entity as though the business combination had occurred as of the beginning of the prior year. The provisions of this update are effective for annual reporting periods beginning after December 15, 2010. We will evaluate the impact of this update on material future business combinations.
Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “forecasts” and similar expressions identify certain of these forward-looking statements. We also may provide forward-looking statements in oral statements or other written materials released to the public. All such forward-looking statements contained or incorporated in this Report or in any other public statements which address operating performance, events or developments that we expect or anticipate may occur in the future, including, without limitation, statements related to business opportunities, awarded sales contracts, sales backlog and ongoing commercial arrangements, or statements expressing views about future operating results, are forward-looking statements. Actual results may differ materially from any or all forward-looking statements made by us. Important factors, risks and uncertainties that may cause actual results to differ materially from anticipated results include, but are not limited to:
•	general economic conditions in the markets in which we operate, including changes in interest rates or currency exchange rates;
•	the financial condition and restructuring actions of our customers and suppliers;
•	changes in actual industry vehicle production levels from our current estimates;
•	fluctuations in the production of vehicles or the loss of business with respect to, or the lack of commercial success of, a vehicle model for which we are a significant supplier;
•	disruptions in the relationships with our suppliers;
•	labor disputes involving us or our significant customers or suppliers or that otherwise affect us;
•	the outcome of customer negotiations and the impact of customer-imposed price reductions;
•	the impact and timing of program launch costs and our management of new program launches;
•	the costs, timing and success of restructuring actions;
•	increases in our warranty, product liability or recall costs;
•	risks associated with conducting business in foreign countries;
•	competitive conditions impacting us and our key customers and suppliers;
•	the cost and availability of raw materials, energy, commodities and product components and our ability to mitigate such costs;
•	the outcome of legal or regulatory proceedings to which we are or may become a party;
•	the impact of pending legislation and regulations or changes in existing federal, state, local or foreign laws or regulations;
•	unanticipated changes in cash flow, including our ability to align our vendor payment terms with those of our customers;
•	limitations imposed by our existing indebtedness and our ability to access capital markets on commercially reasonable terms;
•	impairment charges initiated by adverse industry or market developments;
•	our ability to execute our strategic objectives;

•	changes in discount rates and the actual return on pension assets;

LEAR CORPORATION
•	costs associated with compliance with environmental laws and regulations;
•	developments or assertions by or against us relating to intellectual property rights;
•	our ability to utilize our net operating loss, capital loss and tax credit carryforwards; and
•	other risks, described in Part I — Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in this Report, and from time to time in our other Securities and Exchange Commission filings.
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
(b) Changes in Internal Controls over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended April 2, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in this Report. For a description of our outstanding material legal proceedings, see Note 14, “Legal and Other Contingencies,” to the condensed consolidated financial statements included in this Report.
ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, except to supplement and update certain of those risk factors as follows:
•	A decline in the production levels of our major customers, particularly with respect to models for which we are a significant supplier, could adversely affect our financial performance.

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer and fleet demand for automotive vehicles, and our level of content on specific vehicle platforms, as well as the portion of such content manufactured internally. Automotive sales and production can be affected by general economic or

LEAR CORPORATION
industry conditions, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, the availability and cost of credit and other factors. In recent years, the global automotive industry has undergone major restructuring and consolidation in response to overcapacity, narrow profit margins, excess debt and the necessary realignment of resources from mature markets to emerging markets. In 2008 and continuing into 2009, the global economic downturn and associated decline in automotive production (particularly in North America and Europe) represented a turning point for the industry. During this period, industry production in North America and Europe experienced the steepest peak-to-trough declines in history. In addition, the recent earthquake and tsunami in Japan have adversely impacted portions of the automotive industry, including certain of our customers, causing some manufacturers to suspend production of certain models. There are no assurances that any such production suspensions will not ultimately affect our financial condition, operating results or cash flows. We continue to monitor and assess the impact of these events on automotive production and our customers. Our ability to reduce the risks inherent in certain concentrations of business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall. While we are pursuing a strategy of aggressively expanding our sales and operations in Asia, no assurance can be given as to how successful we will be in doing so. As a result, a decline in the production levels of our major customers, particularly with respect to models for which we are a significant supplier, could reduce our sales and thereby adversely affect our financial condition, operating results and cash flows.

•	Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance.

Raw material, energy and commodity costs have been volatile over the past several years. While we have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Although raw material, energy and commodity costs (with the exception of copper costs) have moderated, these costs remain volatile. In addition, the availability of raw materials, energy, commodities and product components fluctuates from time to time due to factors outside of our control. For example, certain of our raw materials and product components, including circuit boards, are supplied, directly or indirectly, from Japan, and we are monitoring and assessing the impact that the recent earthquake and tsunami in Japan may have on our supply chain. If the costs of raw materials, energy, commodities and product components increase or the availability thereof is restricted, it could adversely affect our financial condition, operating results and cash flows.

•	Adverse developments affecting or the financial distress of one or more of our suppliers could adversely affect our financial performance.

We obtain components and other products and services from numerous tier 2 automotive suppliers and other vendors throughout the world. We are responsible for managing our supply chain, including suppliers who may be the sole-sources of products that we require, who our customers direct us to use or who have unique capabilities that would make it difficult and/or expensive to re-source. In certain instances, entire industries may experience short-term capacity constraints. Any significant supply disruption could adversely affect our financial performance, including, for example, any potential disruption that could result from the recent earthquake and tsunami in Japan. In addition, unfavorable industry conditions could result in financial distress within our supply base, thereby increasing the risk of supply disruption. In 2008 and continuing into 2009, the global economic downturn and challenging industry conditions adversely affected the global automotive industry, including several of our suppliers. Although market conditions improved in 2010 and are continuing to improve, another economic downturn or other unfavorable industry conditions, including any industry disruption caused by the recent natural disasters in Japan, could cause a supply disruption and thereby adversely affect our financial condition, operating results and cash flows.

LEAR CORPORATION
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As discussed in Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capitalization — Common Stock Share Repurchase Program,” on February 16, 2011, our Board of Directors authorized a three year, $400 million common stock share repurchase program, and in the first quarter of 2011, we repurchased 528,998 shares of our outstanding common stock (share amounts have been retroactively adjusted to reflect the two-for-one split of our common stock) for an aggregate purchase price of $27.4 million. For further information, see Note 13, “Comprehensive (Income) Loss and Equity,” to the condensed consolidated financial statements included in this Report. A summary of the shares of our common stock repurchased during the quarter ended April 2, 2011, is shown below:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value of
	Total Number of	Average	Part of Publicly	Shares that May Yet
	Shares	Price Paid	Announced Plans or	be Purchased Under
Period	Purchased	per Share (1)	Programs	the Program
				(in millions)
January 1, 2011 through January 29, 2011	N/A	N/A	N/A	N/A
January 30, 2011 through February 26, 2011	180,776	$53.34	180,776	$390.4
February 27, 2011 through April 2, 2011	348,222	$51.06	348,222	$372.6

Total	528,998	$51.84	528,998	$372.6

(1)        Including commissions.
ITEM 6 — EXHIBITS
The exhibits listed on the “Index to Exhibits” on page 42 are filed with this Form 10-Q or incorporated by reference as set forth below.

LEAR CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
LEAR CORPORATION

Dated: April 29, 2011	By:	/s/ Robert E. Rossiter
Robert E. Rossiter
Chief Executive Officer and President

	By:	/s/ Matthew J. Simoncini
Matthew J. Simoncini
Senior Vice President and Chief Financial Officer

LEAR CORPORATION
Index to Exhibits

Exhibit
Number	Exhibit
**10.1*	Form of 2011 Restricted Stock Unit Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan.

**10.2*	Form of Performance Share Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan.

** 31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

** 31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

** 32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Schema Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensatory plan or arrangement.

**	Filed herewith.

***	Submitted electronically with the Report.