Form 10-Q
period 2011-07-02
LEAR CORP
filed 2011-08-04
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2011.

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
Yes ☑ No ☐
As of July 29, 2011, the number of shares outstanding of the registrant’s common stock was 103,869,806 shares.

LEAR CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JULY 2, 2011
INDEX

Page No.
Part I — Financial Information
Item 1 — Condensed Consolidated Financial Statements
Introduction to the Condensed Consolidated Financial Statements	3
Condensed Consolidated Balance Sheets - July 2, 2011 (Unaudited) and December 31, 2010	4
Condensed Consolidated Statements of Income (Unaudited) - Three and Six Months Ended July 2, 2011 and July 3, 2010	5
Condensed Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended July 2, 2011 and July 3, 2010	6
Notes to the Condensed Consolidated Financial Statements	7
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3 — Quantitative and Qualitative Disclosures about Market Risk (included in Item 2)
Item 4 — Controls and Procedures	44
Part II — Other Information
Item 1 — Legal Proceedings	44
Item 1A — Risk Factors	44
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 6 — Exhibits	45
Signatures	46
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	July 2,	December 31,
	2011(2)	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,771.2	$1,654.1
Accounts receivable	2,279.7	1,758.4
Inventories	657.6	554.2
Other	529.7	418.8

Total current assets	5,238.2	4,385.5

LONG-TERM ASSETS:
Property, plant and equipment, net	1,084.7	994.7
Goodwill	651.6	614.6
Other	564.5	626.3

Total long-term assets	2,300.8	2,235.6

Total assets	$7,539.0	$6,621.1

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$2.5	$4.1
Accounts payable and drafts	2,311.0	1,838.4
Accrued liabilities	1,073.0	976.0

Total current liabilities	3,386.5	2,818.5

LONG-TERM LIABILITIES:
Long-term debt	695.1	694.9
Other	555.5	538.9

Total long-term liabilities	1,250.6	1,233.8

EQUITY:
Series A convertible preferred stock, 100,000,000 shares authorized; 10,896,250 shares issued as of July 2, 2011 and December 31, 2010; and no shares outstanding as of July 2, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 106,215,419 and 105,498,880 shares issued as of July 2, 2011 and December 31, 2010, respectively (1)	1.1	1.1
Additional paid-in capital, including warrants to purchase common stock	2,133.8	2,116.0
Common stock held in treasury, 2,354,956 and 322,130 shares as of July 2, 2011 and December 31, 2010, respectively, at cost (1)	(115.7)	(13.4)
Retained earnings	741.2	434.5
Accumulated other comprehensive income (loss)	32.3	(78.0)

Lear Corporation stockholders’ equity	2,792.7	2,460.2
Noncontrolling interests	109.2	108.6

Equity	2,901.9	2,568.8

Total liabilities and equity	$7,539.0	$6,621.1

(1)	Share data as of December 31, 2010, has been retroactively adjusted to reflect the two-for-one stock split described in Note 12, “Comprehensive Income and Equity,” to these condensed consolidated financial statements.

(2)	Unaudited.
The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share data)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Net sales	$3,676.3	$3,039.3	$7,188.0	$5,977.8

Cost of sales	3,329.7	2,746.5	6,518.0	5,430.2
Selling, general and administrative expenses	119.2	112.8	236.7	240.7
Amortization of intangible assets	7.2	6.6	14.0	13.3
Interest expense	10.7	13.3	14.0	32.3
Other (income) expense, net	4.1	(22.5)	(2.8)	(1.5)

Consolidated income before provision for income taxes	205.4	182.6	408.1	262.8
Provision for income taxes	19.7	17.3	59.7	23.7

Consolidated net income	185.7	165.3	348.4	239.1
Less: Net income attributable to noncontrolling interests	8.2	5.5	14.9	13.2

Net income attributable to Lear	$177.5	$159.8	$333.5	$225.9

Basic net income per share attributable to Lear (1)	$1.70	$1.58	$3.18	$2.27

Diluted net income per share attributable to Lear (1)	$1.65	$1.48	$3.09	$2.09

(1)	2010 per share data has been retroactively adjusted to reflect the two-for-one stock split described in Note 12, “Comprehensive Income and Equity,” to these condensed consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended
	July 2,	July 3,
	2011	2010
Cash Flows from Operating Activities:
Consolidated net income	$348.4	$239.1
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	125.8	115.6
Net change in working capital items	(131.5)	(49.0)
Other, net	18.2	(39.7)

Net cash provided by operating activities	360.9	266.0

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(156.2)	(76.4)
Other, net	20.7	2.6

Net cash used in investing activities	(135.5)	(73.8)

Cash Flows from Financing Activities:
Proceeds from the issuance of senior notes	—	694.5
First lien credit agreement repayments	—	(375.0)
Second lien credit agreement repayments	—	(550.0)
Other long-term debt repayments, net	(1.1)	(6.1)
Short-term debt repayments, net	(1.6)	(13.9)
Payment of debt issuance costs	(4.8)	(17.6)
Repurchase of common stock	(100.0)	—
Dividends paid to Lear Corporation stockholders	(25.7)	—
Dividends paid to noncontrolling interests	(18.2)	(4.6)
Other	(1.6)	1.1

Net cash used in financing activities	(153.0)	(271.6)

Effect of foreign currency translation	44.7	(54.3)

Net Change in Cash and Cash Equivalents	117.1	(133.7)
Cash and Cash Equivalents as of Beginning of Period	1,654.1	1,554.0

Cash and Cash Equivalents as of End of Period	$1,771.2	$1,420.3

Changes in Working Capital Items:
Accounts receivable	$(450.8)	$(471.7)
Inventories	(84.3)	(77.8)
Accounts payable	385.6	337.5
Accrued liabilities and other	18.0	163.0

Net change in working capital items	$(131.5)	$(49.0)

Supplementary Disclosure:
Cash paid for interest	$28.4	$29.9

Cash paid for income taxes, net	$49.9	$38.1

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
Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended July 2, 2011.
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
In the first half of 2011, the Company recorded charges of $4.6 million in connection with its restructuring actions. These charges consist of $3.4 million recorded as cost of sales and $1.2 million recorded as selling, general and administrative expenses. The 2011 charges consist of employee termination benefits of $3.2 million, as well as other related restructuring costs of $1.4 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. The Company expects to incur approximately $41.7 million of additional restructuring costs related to activities initiated as of July 2, 2011. Although each restructuring action is unique, based upon the nature of the Company’s operations, the Company expects that the allocation of future restructuring costs will be consistent with historical experience.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of 2011 activity is shown below (in millions):

	Accrual as of	2011	Utilization		Accrual as of
	January 1, 2011	Charges	Cash	Non-cash	July 2, 2011
Employee termination benefits	$38.4	3.2	(8.8)	—	$32.8
Contract termination costs	3.7	—	—	—	3.7
Other related costs	—	1.4	(1.4)	—	—

Total	$42.1	$4.6	$(10.2)	$—	$36.5

(3) Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	July 2,	December 31,
	2011	2010
Raw materials	$541.7	$448.6
Work-in-process	36.1	32.9
Finished goods	79.8	72.7

Inventories	$657.6	$554.2

(4) Pre-Production Costs Related to Long-Term Supply Agreements
The Company incurs pre-production engineering and development (“E&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production E&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the Company does not have a non-cancelable right to use the tooling. During the first six months of 2011 and 2010, the Company capitalized $87.2 million and $63.2 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. In addition, during the first six months of 2011 and 2010, the Company capitalized $68.7 million and $67.6 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets. During the six months ended July 2, 2011 and July 3, 2010, the Company collected $162.5 million and $126.1 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer engineering, development and tooling costs related to long-term supply agreements is shown below (in millions):

	July 2,	December 31,
	2011	2010
Current	$75.1	$77.9
Long-term	71.0	75.3

Recoverable customer engineering, development and tooling	$146.1	$153.2

(5) Property, Plant and Equipment
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of property, plant and equipment is shown below (in millions):

	July 2,	December 31,
	2011	2010
Land	$113.9	$106.0
Buildings and improvements	403.4	360.6
Machinery and equipment	912.8	761.8
Construction in progress	15.2	5.7

Total property, plant and equipment	1,445.3	1,234.1
Less — accumulated depreciation	(360.6)	(239.4)

Net property, plant and equipment	$1,084.7	$994.7

Depreciation expense was $57.2 million and $50.5 million in the three months ended July 2, 2011 and July 3, 2010, respectively, and $111.8 million and $102.3 million in the six months ended July 2, 2011 and July 3, 2010, respectively.
The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with GAAP. If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated by the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. The Company does not believe that there were any indicators that would have resulted in long-lived asset impairment charges as of July 2, 2011. The Company will, however, continue to assess the impact of any significant industry events and long-term automotive production estimates on the realization of its long-lived assets.
(6) Goodwill
A summary of the changes in the carrying amount of goodwill, all of which relates to the seating segment, for the six months ended July 2, 2011, is shown below (in millions):

Balance as of January 1, 2011	$614.6
Acquisition	15.0
Foreign currency translation	22.0

Balance as of July 2, 2011	$651.6

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
The Company does not believe that there were any indicators that would have resulted in goodwill impairment charges as of July 2, 2011. The Company will, however, continue to assess the impact of any significant industry events and long-term automotive production estimates on its recorded goodwill.
(7) Long-Term Debt
A summary of long-term debt and the related weighted average interest rates is shown below (in millions):

	July 2, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
	Long-Term Debt	Interest Rate	Long-Term Debt	Interest Rate
7.875% Senior Notes due 2018	$347.8	8.00%	$347.7	8.00%
8.125% Senior Notes due 2020	347.3	8.25%	347.2	8.25%

Long-term debt	$695.1		$694.9

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
The Notes are senior unsecured obligations. Obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of Lear’s domestic subsidiaries, which are directly or indirectly 100% owned by Lear (see Note 17, “Supplemental Guarantor Condensed Consolidating Financial Statements”).
The indenture governing the Notes contains restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to: (i) incur additional debt, (ii) pay dividends and make other restricted payments, (iii) create or permit certain liens, (iv) issue or sell capital stock of the Company’s restricted subsidiaries, (v) use the proceeds from sales of assets and subsidiary stock, (vi) create or permit restrictions on the ability of the Company’s restricted subsidiaries to pay dividends or make other distributions to the Company, (vii) enter into transactions with affiliates, (viii) enter into sale and leaseback transactions and (ix) consolidate or merge or sell all or substantially all of the Company’s assets. The foregoing limitations are subject to exceptions as set forth in the Notes. In addition, if in the future the Notes have an investment grade credit rating from both Moody’s Investors Service and Standard & Poor’s Ratings Services and no default has occurred and is continuing, certain of these covenants will, thereafter, no longer apply to the Notes for so long as the Notes have an investment grade credit rating by both rating agencies. The indenture governing the Notes also contains customary events of default. As of July 2, 2011, the Company was in compliance with all covenants under the indenture governing the Notes.
Revolving Credit Facility
On June 17, 2011, the Company entered into an amendment and restatement of its senior secured credit agreement (the “Amended and Restated Credit Agreement” or the “first lien credit agreement”) to, among other things, (i) extend the maturity of the Company’s existing revolving credit facility from March 18, 2013 to June 17, 2016, (ii) increase the amount available under its existing revolving credit facility from $110 million to $500 million, (iii) adjust the interest rates payable on outstanding borrowings, as described below, and (iv) modify the covenants under the existing credit agreement to provide the Company with significant flexibility with respect to certain actions. In connection with this amendment and restatement, the Company paid debt issuance costs of $4.8 million in the second quarter of 2011. The revolving credit facility permits borrowings for general corporate and working capital purposes and the issuance of letters of credit. As of July 2, 2011, there were no borrowings outstanding under the revolving credit facility.
Advances under the revolving credit facility generally bear interest at a variable rate per annum equal to (i) the Eurocurrency Rate (as defined in the Amended and Restated Credit Agreement) plus an adjustable margin of 1.375% to 3.0% based on the Company’s corporate rating (2.25% as of July 2, 2011), payable on the last day of each applicable interest period but in no event less frequently than quarterly, or (ii) the Adjusted Base Rate (as defined in the Amended and Restated Credit Agreement) plus an adjustable margin of 0.375% to 2.0% based on the Company’s corporate rating (1.25% as of July 2, 2011), payable quarterly. A facility fee is payable which ranges from 0.375% to 0.50% of the total amount committed under the revolving credit facility.
Obligations under the Amended and Restated Credit Agreement are secured on a first priority basis by a lien on substantially all of the U.S. assets of Lear and its domestic subsidiaries, as well as 100% of the stock of Lear’s domestic subsidiaries and 65% of the stock of certain of Lear’s foreign subsidiaries. In addition, obligations under the Amended and Restated Credit Agreement are guaranteed, jointly and severally, on a first priority basis, by certain of Lear’s domestic subsidiaries, which are directly or indirectly 100% owned by Lear (see Note 17, “Supplemental Guarantor Condensed Consolidating Financial Statements”).
The Amended and Restated Credit Agreement contains various customary representations, warranties and covenants by the Company, including, without limitation, (i) covenants regarding maximum leverage and minimum interest coverage, (ii) limitations on fundamental changes involving the Company or its subsidiaries and (iii) limitations on indebtedness, liens, investments and restricted

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
payments. As of July 2, 2011, the Company was in compliance with all covenants under the agreement governing the Amended and Restated Credit Agreement.
As discussed above, in 2010, the Company used the net proceeds from the issuance of the Notes, together with existing cash on hand, to repay in full all amounts outstanding under the term loans provided under the Company’s first and second lien credit agreements. In connection with the issuance of the Notes, the repayment of the term loans and the related amendments to the first lien credit agreement, the Company recognized a loss on the extinguishment of debt of $11.8 million in the first quarter of 2010, resulting from the write-off of unamortized debt issuance costs, and paid debt issuance costs of $17.6 million in the first half of 2010. The debt issuance costs are being amortized over the life of the related debt. The loss on the extinguishment of debt is recorded in other (income) expense, net. See Note 9, “Other (Income) Expense, Net.”
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
(8) Pension and Other Postretirement Benefit Plans
Net Periodic Pension and Other Postretirement Benefit Cost
The components of the Company’s net periodic pension benefit cost are shown below (in millions):

	Three Months Ended				Six Months Ended
	July 2, 2011		July 3, 2010		July 2, 2011		July 3, 2010
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$0.7	$1.6	$0.8	$1.0	$1.4	$3.4	$1.6	$2.3
Interest cost	5.9	6.1	5.8	5.2	11.7	12.7	11.5	11.9
Expected return on plan assets	(6.5)	(7.7)	(5.9)	(5.8)	(13.1)	(15.8)	(11.7)	(13.7)
Amortization of actuarial loss	—	0.1	—	—	—	0.2	—	—
Settlement gain	—	—	—	—	(0.1)	—	(0.1)	—

Net periodic benefit cost	$0.1	$0.1	$0.7	$0.4	$(0.1)	$0.5	$1.3	$0.5

The components of the Company’s net periodic other postretirement benefit cost are shown below (in millions):

	Three Months Ended				Six Months Ended
	July 2, 2011		July 3, 2010		July 2, 2011		July 3, 2010
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$0.1	$0.1	$0.1	$0.2	$0.2	$0.4	$0.3	$0.3
Interest cost	1.4	1.1	1.4	0.9	2.7	2.0	2.7	1.8
Amortization of actuarial loss	0.1	—	—	—	0.2	—	—	—
Special termination benefits	—	—	—	0.1	—	—	—	0.1

Net periodic benefit cost	$1.6	$1.2	$1.5	$1.2	$3.1	$2.4	$3.0	$2.2

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Contributions
Employer contributions to the Company’s domestic and foreign pension plans for the six months ended July 2, 2011, were $0.3 million, in aggregate. Based on minimum funding requirements, the Company expects total required contributions of $10 to $15 million to its domestic and foreign pension plans, in aggregate, in 2011. The Company may elect to make contributions in excess of minimum funding requirements in response to investment performance or changes in interest rates or when the Company believes that it is financially advantageous to do so and based on its other cash requirements.
Employer contributions to the Company’s defined contribution retirement program for its salaried employees, determined as a percentage of each covered employee’s eligible compensation, for the six months ended July 2, 2011, were $6.8 million. The Company expects total contributions of approximately $13 million to this program in 2011.
Recent Legislation
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
(9) Other (Income) Expense, Net
Other (income) expense, net includes equity in net income of affiliates, non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the sales of assets and other miscellaneous income and expense. A summary of other (income) expense, net is shown below (in millions):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Other expense	$8.9	$4.0	$8.3	$20.5
Other income	(4.8)	(26.5)	(11.1)	(22.0)

Other (income) expense, net	$4.1	$(22.5)	$(2.8)	$(1.5)

For the six months ended July 2, 2011, other income includes a gain of $3.9 million related to a fair market value adjustment in conjunction with a transaction with an affiliate. For the three and six months ended July 2, 2011, other income includes equity in net income of affiliates of $3.9 million and $8.0 million respectively.
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
(10) Income Taxes
The provision for income taxes was $19.7 million for the second quarter of 2011, representing an effective tax rate of 9.6% on pretax income of $205.4 million, as compared to $17.3 million for the second quarter of 2010, representing an effective tax rate of 9.5% on pretax income of $182.6 million. The provision for income taxes was $59.7 million for the six months ended July 2, 2011, representing an effective tax rate of 14.6% on pretax income of $408.1 million, as compared to $23.7 million for the six months ended July 3, 2010, representing an effective tax rate of 9.0% on a pretax income of $262.8 million.
In the first half of 2011, the provision for income taxes was primarily impacted by the mix of earnings among tax jurisdictions, as well as a tax benefit of $19.5 million related to the reversal of a full valuation allowance with respect to the deferred tax assets of a foreign subsidiary. The provision was also impacted by a portion of the Company’s restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In the first half of 2010, the provision for income taxes was impacted by the mix of earnings among tax jurisdictions, as well as a tax benefit of $32.8 million, including interest, related to reductions in recorded tax reserves. The provision was also impacted by a portion of the Company’s restructuring charges and other expenses, for which no tax

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Excluding these items, the effective tax rate in the first half of 2011 and 2010 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items.
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
For further information , see Note 9, “Income Taxes,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(11) Net Income Per Share Attributable to Lear
Basic net income per share attributable to Lear was computed using the two-class method by dividing net income attributable to Lear, after deducting undistributed earnings allocated to participating securities, by the average number of common shares outstanding during the period. Common shares issuable upon the satisfaction of certain conditions pursuant to a contractual agreement, such as those common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings, are considered common shares outstanding and are included in the computation of basic net income per share attributable to Lear. The Company’s preferred shares that were outstanding during a portion of 2010 were considered participating securities. There were no preferred shares outstanding during 2011 as all of the Company’s remaining preferred shares outstanding were converted into shares of common stock on November 10, 2010. For the three and six months ended July 3, 2010, average participating securities outstanding were 4,028,708 and 5,525,554, respectively (such securities were convertible into 8,057,416 and 11,051,108 shares, respectively, of common stock after giving effect to the two-for-one stock split described in Note 12, “Comprehensive Income and Equity”).
Diluted net income per share attributable to Lear was computed using the treasury stock method by dividing net income attributable to Lear by the average number of common shares outstanding, including the dilutive effect of common stock equivalents using the average share price during the period.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of information used to compute basic net income per share attributable to Lear is shown below (in millions, except share data):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Net income attributable to Lear	$177.5	$159.8	$333.5	$225.9
Less: Undistributed earnings allocated to participating securities	—	(12.8)	—	(25.1)

Net income available to Lear common shareholders	$177.5	$147.0	$333.5	$200.8

Average common shares outstanding (1)	104,667,070	92,932,786	104,864,806	88,302,308

Basic net income per share attributable to Lear (1)	$1.70	$1.58	$3.18	$2.27

(1)	2010 share and per share data has been retroactively adjusted to reflect the two-for-one stock split described in Note 12, “Comprehensive Income and Equity.”
A summary of information used to compute diluted net income per share attributable to Lear is shown below (in millions, except share data):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Net income attributable to Lear	$177.5	$159.8	$333.5	$225.9

Average common shares outstanding (1)	104,667,070	92,932,786	104,864,806	88,302,308
Dilutive effect of common stock equivalents (1)	2,746,466	15,162,246	2,963,343	19,740,828

Average diluted shares outstanding (1)	107,413,536	108,095,032	107,828,149	108,043,136

Diluted net income per share attributable to Lear (1)	$1.65	$1.48	$3.09	$2.09

(1)	2010 share and per share data has been retroactively adjusted to reflect the two-for-one stock split described in Note 12, “Comprehensive Income and Equity.”
The Company’s participating securities were convertible into common stock on a one-for-one basis and participated ratably with common stock on dividends. Accordingly, diluted net income per share attributable to Lear computed using the two-class method produced the same result.
(12) Comprehensive Income and Equity
Comprehensive Income
Comprehensive income is defined as all changes in the Company’s net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items recorded in equity are included in comprehensive income.
A summary of comprehensive income and reconciliations of equity, Lear Corporation stockholders’ equity and noncontrolling interests for the three and six months ended July 2, 2011, is shown below (in millions):

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended July 2, 2011			Six Months Ended July 2, 2011
		Attributable			Attributable
		to Lear Corporation	Non-controlling		to Lear Corporation	Non-controlling
	Equity	Stockholders	Interests	Equity	Stockholders	Interests
Beginning equity balance	$2,763.7	$2,655.3	$108.4	$2,568.8	$2,460.2	$108.6
Stock-based compensation transactions	7.5	7.5	—	15.5	15.5	—
Repurchase of common stock	(72.6)	(72.6)	—	(100.0)	(100.0)	—
Dividends declared to Lear Corporation stockholders	(13.4)	(13.4)	—	(26.8)	(26.8)	—
Dividends paid to noncontrolling interests	(8.2)	—	(8.2)	(18.2)	—	(18.2)
Addition to noncontrolling interests	—	—	—	2.4	—	2.4
Comprehensive income:
Net income	185.7	177.5	8.2	348.4	333.5	14.9
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	(0.2)	(0.2)	—	(0.1)	(0.1)	—
Derivative instruments and hedging activities	2.2	2.2	—	6.8	6.8	—
Foreign currency translation adjustments	37.2	36.4	0.8	105.1	103.6	1.5

Other comprehensive income	39.2	38.4	0.8	111.8	110.3	1.5

Comprehensive income	224.9	215.9	9.0	460.2	443.8	16.4

Ending equity balance	$2,901.9	$2,792.7	$109.2	$2,901.9	$2,792.7	$109.2

In the three and six months ended July 2, 2011, foreign currency translation adjustments relate primarily to the Euro.
A summary of comprehensive income and reconciliations of equity, Lear Corporation stockholders’ equity and noncontrolling interests for the three and six months ended July 3, 2010, is shown below (in millions):

	Three Months Ended July 3, 2010			Six Months Ended July 3, 2010
		Attributable			Attributable
		to Lear Corporation	Non-controlling		to Lear Corporation	Non-controlling
	Equity	Stockholders	Interests	Equity	Stockholders	Interests
Beginning equity balance	$2,241.3	$2,134.7	$106.6	$2,181.8	$2,089.1	$92.7
Stock-based compensation transactions	4.3	4.3	—	9.1	9.1	—
Dividends paid to noncontrolling interests	(4.6)	—	(4.6)	(4.6)	—	(4.6)
Transaction with affiliates	—	—	—	6.5	—	6.5
Comprehensive income:
Net income	165.3	159.8	5.5	239.1	225.9	13.2
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	(0.3)	(0.3)	—	(0.2)	(0.2)	—
Derivative instruments and hedging activities	(14.1)	(14.1)	—	0.2	0.2	—
Foreign currency translation adjustments	(69.4)	(69.9)	0.5	(109.4)	(109.6)	0.2

Other comprehensive income (loss)	(83.8)	(84.3)	0.5	(109.4)	(109.6)	0.2

Comprehensive income	81.5	75.5	6.0	129.7	116.3	13.4

Ending equity balance	$2,322.5	$2,214.5	$108.0	$2,322.5	$2,214.5	$108.0

In the three and six months ended July 3, 2010, foreign currency translation adjustments relate primarily to the Euro.
Lear Corporation Stockholders’ Equity
Common Stock Share Repurchase Program — On February 16, 2011, the Company’s Board of Directors authorized a three year, $400 million common stock share repurchase program. Under this program, the Company may repurchase shares of its outstanding common stock from time to time in open market or privately negotiated transactions at prices, times and amounts to be determined by the Company. The common stock repurchase authorization expires on February 16, 2014. In the first half of 2011, the Company repurchased 1,988,274 shares of its outstanding common stock (share amounts have been retroactively adjusted to reflect the two-for-one stock split discussed below) at an average purchase price of $50.31 per share, including commissions, for an aggregate purchase

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
price of $100.0 million, and may repurchase an additional $300.0 million in shares of its outstanding common stock under this program. The extent to which the Company will repurchase its outstanding common stock and the timing of such repurchases will depend upon its financial condition, prevailing market conditions, alternative uses of capital and other factors. In addition, the Company’s amended and restated credit facility and bond indentures place certain limitations on the repurchase of common shares.
In addition to shares repurchased under the Company’s common stock share repurchase program described above, the Company classified shares withheld from the settlement of the Company’s restricted stock unit awards to cover minimum tax withholding requirements as common stock held in treasury in the accompanying condensed consolidated balance sheets as of July 2, 2011 and December 31, 2010.
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
Quarterly Dividend — The Company’s Board of Directors declared quarterly cash dividends of $0.125 per share of common stock in the first and second quarters of 2011. Declared dividends totaled $26.8 million, in aggregate, of which $25.7 million was paid in 2011. Dividends payable on common shares to be distributed under the Company’s stock-based compensation program and common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings will be paid when such common shares are distributed.
Noncontrolling Interests
In the six months ended July 2, 2011, addition to noncontrolling interests reflects the acquisition of a controlling interest in an affiliate previously accounted for under the equity method. In the six months ended July 3, 2010, transaction with affiliates reflects the sale of noncontrolling interests in two previously wholly owned subsidiaries.
(13) Legal and Other Contingencies
As of July 2, 2011 and December 31, 2010, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $20.4 million and $23.4 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.
Commercial Disputes
The Company is involved from time to time in legal proceedings and claims, including, without limitation, commercial or contractual disputes with its customers, suppliers and competitors. These disputes vary in nature and are usually resolved by negotiations between the parties.
On September 12, 2008, a consultant to the Company filed an arbitration action against the Company seeking royalties under the parties’ Joint Development Agreement (“JDA”) for the Company’s sales of its garage door opener products. Effective July 28, 2011, the parties executed a settlement agreement under which the parties fully resolved the dispute.
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
A summary of the changes in reserves for product liability and warranty claims for the six months ended July 2, 2011, is shown below (in millions):

Balance as of January 1, 2011	$43.6
Expense, net (including changes in estimates)	1.0
Settlements	(6.2)
Foreign currency translation and other	2.5

Balance as of July 2, 2011	$40.9

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
As of July 2, 2011 and December 31, 2010, the Company had recorded environmental reserves of $2.6 million and $2.7 million, respectively. While the Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows, no assurance can be given in this regard.
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

	Three Months Ended July 2, 2011
	Seating	EPMS	Other	Consolidated
Revenues from external customers	$2,859.9	$816.4	$—	$3,676.3
Segment earnings (1)	223.4	48.5	(51.7)	220.2
Depreciation and amortization	37.9	24.5	1.9	64.3
Capital expenditures	46.4	37.1	2.2	85.7
Total assets	4,093.9	1,308.7	2,136.4	7,539.0

	Three Months Ended July 3, 2010
	Seating	EPMS	Other	Consolidated
Revenues from external customers	$2,407.5	$631.8	$—	$3,039.3
Segment earnings (1)	207.3	23.5	(57.4)	173.4
Depreciation and amortization	35.2	20.3	1.6	57.1
Capital expenditures	24.7	14.9	2.0	41.6
Total assets	3,528.0	1,008.6	1,768.7	6,305.3

	Six Months Ended July 2, 2011
	Seating	EPMS	Other	Consolidated
Revenues from external customers	$5,584.9	$1,603.1	$—	$7,188.0
Segment earnings (1)	431.9	92.6	(105.2)	419.3
Depreciation and amortization	75.1	47.1	3.6	125.8
Capital expenditures	79.4	74.2	2.6	156.2
Total assets	4,093.9	1,308.7	2,136.4	7,539.0

	Six Months Ended July 3, 2010
	Seating	EPMS	Other	Consolidated
Revenues from external customers	$4,721.0	$1,256.8	$—	$5,977.8
Segment earnings (1)	356.9	49.1	(112.4)	293.6
Depreciation and amortization	71.4	41.2	3.0	115.6
Capital expenditures	47.0	26.6	2.8	76.4
Total assets	3,528.0	1,008.6	1,768.7	6,305.3

(1)	See definition above.
For the three months ended July 2, 2011, segment earnings include restructuring charges of $1.9 million, $1.0 million and $0.1 million in the seating and EPMS segments and in the other category, respectively. For the six months ended July 2, 2011, segment earnings include restructuring charges of $3.4 million, $1.1 million and $0.1 million in the seating and EPMS segments and in the other category, respectively. For the three months ended July 3, 2010, segment earnings include restructuring charges of $1.7 million, $9.0

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
million and $0.9 million in the seating and EPMS segments and in the other category, respectively. For the six months ended July 3, 2010, segment earnings include restructuring charges of $8.9 million, $14.2 million and $1.2 million in the seating and EPMS segments and in the other category, respectively. See Note 2, “Restructuring Activities.”
A reconciliation of consolidated segment earnings to consolidated income before provision for income taxes is shown below (in millions):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Segment earnings	$220.2	$173.4	$419.3	$293.6
Interest expense	10.7	13.3	14.0	32.3
Other (income) expense, net	4.1	(22.5)	(2.8)	(1.5)

Consolidated income before provision for income taxes	$205.4	$182.6	$408.1	$262.8

(15) Financial Instruments
The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to the quoted market prices of these securities. As of July 2, 2011, the aggregate carrying value of the Company’s Notes was $695.1 million, as compared to an estimated aggregate fair value of $755.8 million. As of December 31, 2010, the aggregate carrying value of the Company’s Notes was $694.9 million, as compared to an estimated aggregate fair value of $755.6 million.
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
Foreign exchange — The Company uses forward foreign exchange, futures and option contracts to reduce the effect of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. Currently, the principal currencies hedged by the Company include the Mexican peso, various European currencies and the Chinese renminbi. Forward foreign exchange, futures and option contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or relates to the variability of cash flows to be received or paid. As of July 2, 2011 and December 31, 2010, contracts designated as cash flow hedges with $241.5 million and $174.7 million, respectively, of notional amount were outstanding with maturities of less than six months and 12 months, respectively. As of July 2, 2011 and December 31, 2010, the fair value of these contracts was approximately $5.7 million and ($1.3) million, respectively. As of July 2, 2011 and December 31, 2010, other foreign currency derivative contracts that did not qualify for hedge accounting with $103.7 million and $140.6 million, respectively, of notional amount were outstanding. These foreign currency derivative contracts consist principally of hedges of cash transactions of up to six months, hedges of intercompany loans and hedges of certain other balance sheet exposures. As of July 2, 2011 and December 31, 2010, the fair value of these contracts was $4.6 million and $0.4 million, respectively.
The fair value of outstanding foreign currency derivative contracts and the related classification in the accompanying condensed consolidated balance sheets as of July 2, 2011 and December 31, 2010, are shown below (in millions):

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	July 2,	December 31,
	2011	2010
Contracts qualifying for hedge accounting:
Other current assets	$8.1	$0.2
Other current liabilities	(2.4)	(1.5)

	5.7	(1.3)

Contracts not qualifying for hedge accounting:
Other current assets	5.0	0.7
Other current liabilities	(0.4)	(0.3)

	4.6	0.4

	$10.3	$(0.9)

Pretax amounts related to foreign currency derivative contracts that were recognized in and reclassified from accumulated other comprehensive income (loss) are shown below (in millions):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Contracts qualifying for hedge accounting:
Gains (losses) recognized in accumulated other comprehensive income (loss)	$4.0	$(12.0)	$9.2	$4.1
Gains reclassified from accumulated other comprehensive income (loss)	(1.8)	(2.8)	(2.2)	(4.6)

Comprehensive income (loss)	$2.2	$(14.8)	$7.0	$(0.5)

For the three and six months ended July 2, 2011, net sales includes losses of ($0.1) million and ($0.2) million, respectively, reclassified from accumulated other comprehensive income (loss) related to foreign currency derivative contracts. For the three and six months ended July 2, 2011, cost of sales includes gains of $1.9 million and $2.4 million, respectively, reclassified from accumulated other comprehensive income (loss) related to foreign currency derivative contracts. For the three and six months ended July 3, 2010, net sales includes gains of $0.2 million and $0.3 million, respectively, reclassified from accumulated other comprehensive income (loss) related to foreign currency derivative contracts. For the three and six months ended July 3, 2010, cost of sales includes gains of $2.6 million and $4.3 million, respectively, reclassified from accumulated other comprehensive (income) loss related to foreign currency derivative contracts.
Interest rate — Historically, the Company used interest rate swap and other derivative contracts to manage its exposure to fluctuations in interest rates. Interest rate swap and other derivative contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments were accounted for as cash flow hedges. Interest rate swap contracts which hedge the change in fair value of certain fixed rate debt instruments were accounted for as fair value hedges. As of July 2, 2011 and December 31, 2010, there were no interest rate contracts outstanding. The Company will continue to evaluate, and may use derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage its exposures to fluctuations in interest rates in the future.
Commodity prices — The Company uses derivative instruments to reduce its exposure to fluctuations in copper prices. These derivative instruments are utilized to hedge forecasted inventory purchases and to the extent that they qualify and meet hedge accounting criteria, they are accounted for as cash flow hedges. Commodity swap contracts that are not designated as cash flow hedges are marked to market with changes in fair value recognized immediately in the condensed consolidated statements of income. See Note 9, “Other (Income) Expense, Net.” As of July 2, 2011, commodity swap contracts with $6.8 million of notional amount were outstanding with maturities of less than ten months. As of July 2, 2011, the fair market value of these contracts was ($0.2) million. As of December 31, 2010, there were no commodity swap contracts outstanding.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The fair value of outstanding commodity swap contracts and the related classification in the accompanying condensed consolidated balance sheet as of July 2, 2011, are shown below (in millions):

July 2,
2011
Contracts qualifying for hedge accounting:
Other current assets	$0.1
Other current liabilities	(0.3)

$(0.2)

Pretax amounts related to commodity swap contracts that were recognized in and reclassified from accumulated other comprehensive income (loss) are shown below (in millions):

Six Months Ended
July 2, 2011
Contracts qualifying for hedge accounting:
Losses recognized in accumulated other comprehensive income (loss)	$(0.2)

Comprehensive loss	$(0.2)

As of July 2, 2011 and December 31, 2010, net gains (losses) of approximately $5.5 million and ($1.3) million, respectively, related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive income (loss). During the twelve month period ending July 1, 2012, the Company expects to reclassify into earnings net gains of approximately $5.5 million recorded in accumulated other comprehensive income (loss) as of July 2, 2011. Such gains will be reclassified at the time that the underlying hedged transactions are realized. For the three and six months ended July 2, 2011, other (income) expense, net includes gains of $1.3 million and $7.1 million, respectively, related to changes in the fair value of foreign currency derivative contracts that did not qualify for hedge accounting. For the three and six months ended July 2, 2011 and July 3, 2010, other gains and losses recognized in other (income) expense, net in the accompanying condensed consolidated statements of income related to changes in the fair value of cash flow and fair value hedges excluded from the Company’s effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Items measured at fair value on a recurring basis — Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of July 2, 2011 and December 31, 2010, are shown below (in millions):

	July 2, 2011
		Asset	Valuation
	Frequency	(Liability)	Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts	Recurring	$10.3	Market/Income	$—	$10.3	$—
Commodity swap contracts	Recurring	$(0.2)	Market/Income	$—	$(0.2)	$—

	December 31, 2010
			Valuation
	Frequency	Liability	Technique	Level 1	Level 2	Level 3

Foreign currency derivative contracts	Recurring	$(0.9)	Market/Income	$—	$(0.9)	$—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, these discount rates are adjusted by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. To estimate this credit spread, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy, to the extent that such adjustment is necessary. As of July 2, 2011 and December 31, 2010, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy during the first half of 2011.
Items measured at fair value on a non-recurring basis — The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. In the first half of 2011, there were no significant non-recurring fair value adjustments.
(16) Accounting Pronouncements
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
The FASB amended ASC 820, “Fair Value Measurements,” with ASU 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update provides converged guidance on how to measure fair value, which is largely consistent with existing GAAP. This update also requires additional fair value measurement disclosures. The provisions of this update are effective as of January 1, 2012. The Company is currently evaluating the impact of this update on its financial statement disclosures.
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
Comprehensive Income
The FASB amended ASC 220, “Comprehensive Income,” with ASU 2001-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income,” which revises the manner in which comprehensive income is presented in an entity’s financial statements. This update requires the presentation of the components of comprehensive income in either a continuous statement of comprehensive income or in two separate but consecutive financial statements. The option to present comprehensive income on the statement of stockholders’ equity has been eliminated. In addition, this update requires that reclassification adjustments between other comprehensive income and net income be presented on the face of the respective financial statements. The provisions of this update are effective as of January 1, 2012. The implementation of this update will have no impact on the manner in which the Company accounts for comprehensive income.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(17) Supplemental Guarantor Condensed Consolidating Financial Statements

	July 2, 2011
			Non-
	Lear	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$815.3	$0.2	$955.7	$—	$1,771.2
Accounts receivable	39.3	340.3	1,900.1	—	2,279.7
Inventories	5.6	227.9	424.1	—	657.6
Other	145.1	36.8	347.8	—	529.7

Total current assets	1,005.3	605.2	3,627.7	—	5,238.2

LONG-TERM ASSETS:
Property, plant and equipment, net	93.3	161.9	829.5	—	1,084.7
Goodwill	23.5	303.9	324.2	—	651.6
Investments in subsidiaries	806.7	764.2	—	(1,570.9)	—
Other	116.0	33.2	415.3	—	564.5

Total long-term assets	1,039.5	1,263.2	1,569.0	(1,570.9)	2,300.8

	$2,044.8	$1,868.4	$5,196.7	$(1,570.9)	$7,539.0

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$—	$2.5	$—	$2.5
Accounts payable and drafts	79.1	525.7	1,706.2	—	2,311.0
Accrued liabilities	107.6	150.6	814.8	—	1,073.0

Total current liabilities	186.7	676.3	2,523.5	—	3,386.5

LONG-TERM LIABILITIES:
Long-term debt	695.1	—	—	—	695.1
Intercompany accounts, net	(1,782.2)	633.8	1,148.4	—	—
Other	152.5	98.7	304.3	—	555.5

Total long-term liabilities	(934.6)	732.5	1,452.7	—	1,250.6

EQUITY:
Lear Corporation stockholders’ equity	2,792.7	459.6	1,111.3	(1,570.9)	2,792.7
Noncontrolling interests	—	—	109.2	—	109.2

Equity	2,792.7	459.6	1,220.5	(1,570.9)	2,901.9

	$2,044.8	$1,868.4	$5,196.7	$(1,570.9)	$7,539.0

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(17) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	December 31, 2010
			Non-
	Lear	Guarantors	guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$808.8	$0.4	$844.9	$—	$1,654.1
Accounts receivable	37.1	248.4	1,472.9	—	1,758.4
Inventories	7.5	204.7	342.0	—	554.2
Other	115.5	10.5	292.8	—	418.8

Total current assets	968.9	464.0	2,952.6	—	4,385.5

LONG-TERM ASSETS:
Property, plant and equipment, net	96.2	154.1	744.4	—	994.7
Goodwill	23.5	303.9	287.2	—	614.6
Investments in subsidiaries	599.1	651.3	—	(1,250.4)	—
Other	194.8	33.6	397.9	—	626.3

Total long-term assets	913.6	1,142.9	1,429.5	(1,250.4)	2,235.6

	$1,882.5	$1,606.9	$4,382.1	$(1,250.4)	$6,621.1

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$—	$4.1	$—	$4.1
Accounts payable and drafts	97.0	395.3	1,346.1	—	1,838.4
Accrued liabilities	128.3	161.3	686.4	—	976.0

Total current liabilities	225.3	556.6	2,036.6	—	2,818.5

LONG-TERM LIABILITIES:
Long-term debt	694.9	—	—	—	694.9
Intercompany accounts, net	(1,645.6)	553.4	1,092.2	—	—
Other	147.7	100.2	291.0	—	538.9

Total long-term liabilities	(803.0)	653.6	1,383.2	—	1,233.8

EQUITY:
Lear Corporation stockholders’ equity	2,460.2	396.7	853.7	(1,250.4)	2,460.2
Noncontrolling interests	—	—	108.6	—	108.6

Equity	2,460.2	396.7	962.3	(1,250.4)	2,568.8

	$1,882.5	$1,606.9	$4,382.1	$(1,250.4)	$6,621.1

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(17) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Three Months Ended July 2, 2011
			Non-
	Lear	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$85.3	$1,311.2	$3,325.9	$(1,046.1)	$3,676.3

Cost of sales	108.2	1,195.9	3,071.7	(1,046.1)	3,329.7
Selling, general and administrative expenses	40.6	11.7	66.9	—	119.2
Amortization of intangible assets	0.3	0.1	6.8	—	7.2
Intercompany charges	0.6	0.6	(1.2)	—	—
Interest expense	(0.3)	6.4	4.6	—	10.7
Other intercompany (income) expense, net	(89.3)	46.4	42.9	—	—
Other (income) expense, net	1.4	1.0	1.7	—	4.1

Consolidated income before provision for income taxes	23.8	49.1	132.5	—	205.4
Provision for income taxes	5.5	2.6	11.6	—	19.7
Equity in net income of subsidiaries	(159.2)	(56.2)	—	215.4	—

Consolidated net income	177.5	102.7	120.9	(215.4)	185.7
Less: Net income attributable to noncontrolling interests	—	—	8.2	—	8.2

Net income attributable to Lear	$177.5	$102.7	$112.7	$(215.4)	$177.5

	For the Three Months Ended July 3, 2010
			Non-
	Lear	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$61.4	$1,120.1	$2,755.3	$(897.5)	$3,039.3

Cost of sales	88.4	1,002.4	2,553.2	(897.5)	2,746.5
Selling, general and administrative expenses	38.0	15.4	59.4	—	112.8
Amortization of intangible assets	0.3	0.1	6.2	—	6.6
Intercompany charges	0.5	0.4	(0.9)	—	—
Interest expense	(13.6)	20.0	6.9	—	13.3
Other intercompany (income) expense, net	(46.1)	10.6	35.5	—	—
Other (income) expense, net	(6.1)	(6.9)	(9.5)	—	(22.5)

Consolidated income before provision for income taxes	—	78.1	104.5	—	182.6
Provision for income taxes	3.7	—	13.6	—	17.3
Equity in net income of subsidiaries	(163.5)	(21.7)	—	185.2	—

Consolidated net income	159.8	99.8	90.9	(185.2)	165.3
Less: Net income attributable to noncontrolling interests	—	—	5.5	—	5.5

Net income attributable to Lear	$159.8	$99.8	$85.4	$(185.2)	$159.8

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(17) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Six Months Ended July 2, 2011
			Non-
	Lear	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$179.0	$2,577.9	$6,487.9	$(2,056.8)	$7,188.0

Cost of sales	229.9	2,344.2	6,000.7	(2,056.8)	6,518.0
Selling, general and administrative expenses	79.9	23.4	133.4	—	236.7
Amortization of intangible assets	0.6	0.2	13.2	—	14.0
Intercompany charges	2.7	0.9	(3.6)	—	—
Interest expense	(1.0)	11.6	3.4	—	14.0
Other intercompany (income) expense, net	(174.6)	90.4	84.2	—	—
Other (income) expense, net	(5.3)	1.8	0.7	—	(2.8)

Consolidated income before provision for income taxes	46.8	105.4	255.9	—	408.1
Provision for income taxes	8.5	2.6	48.6	—	59.7
Equity in net income of subsidiaries	(295.2)	(110.1)	—	405.3	—

Consolidated net income	333.5	212.9	207.3	(405.3)	348.4
Less: Net income attributable to noncontrolling interests	—	—	14.9	—	14.9

Net income attributable to Lear	$333.5	$212.9	$192.4	$(405.3)	$333.5

	For the Six Months Ended July 3, 2010
			Non-
	Lear	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$118.6	$2,190.1	$5,418.2	$(1,749.1)	$5,977.8

Cost of sales	159.9	1,977.9	5,041.5	(1,749.1)	5,430.2
Selling, general and administrative expenses	84.6	29.4	126.7	—	240.7
Amortization of intangible assets	0.6	0.2	12.5	—	13.3
Intercompany charges	2.4	0.9	(3.3)	—	—
Interest expense	(7.1)	24.3	15.1	—	32.3
Other intercompany (income) expense, net	(74.4)	20.7	53.7	—	—
Other (income) expense, net	13.5	(7.3)	(7.7)	—	(1.5)

Consolidated income before provision for income taxes	(60.9)	144.0	179.7	—	262.8
Provision for income taxes	5.0	—	18.7	—	23.7
Equity in net income of subsidiaries	(291.8)	(66.9)	—	358.7	—

Consolidated net income	225.9	210.9	161.0	(358.7)	239.1
Less: Net income attributable to noncontrolling interests	—	—	13.2	—	13.2

Net income attributable to Lear	$225.9	$210.9	$147.8	$(358.7)	$225.9

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(17) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Six Months Ended July 2, 2011
			Non-
	Lear	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net cash provided by operating activities	$50.6	$113.4	$196.9	$—	$360.9
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(5.4)	(31.0)	(119.8)	—	(156.2)
Other, net	25.1	0.3	(4.7)	—	20.7

Net cash used in investing activities	19.7	(30.7)	(124.5)	—	(135.5)

Cash Flows from Financing Activities:
Other long-term debt repayments, net	—	—	(1.1)	—	(1.1)
Short-term debt repayments, net	—	—	(1.6)	—	(1.6)
Payment of debt issuance costs	(4.8)	—	—	—	(4.8)
Repurchase of common stock	(100.0)	—	—	—	(100.0)
Dividends paid to Lear Corporation stockholders	(25.7)	—	—	—	(25.7)
Dividends paid to noncontrolling interests	—	—	(18.2)	—	(18.2)
Other	(2.6)	—	1.0	—	(1.6)
Change in intercompany accounts	69.3	(82.9)	13.6	—	—

Net cash used in financing activities	(63.8)	(82.9)	(6.3)	—	(153.0)

Effect of foreign currency translation	—	—	44.7	—	44.7

Net Change in Cash and Cash Equivalents	6.5	(0.2)	110.8	—	117.1
Cash and Cash Equivalents as of Beginning of Period	808.8	0.4	844.9	—	1,654.1

Cash and Cash Equivalents as of End of Period	$815.3	$0.2	$955.7	$—	$1,771.2

	For the Six Months Ended July 3, 2010
			Non-
	Lear	Guarantors	guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net cash provided by operating activities	$(19.4)	$206.5	$78.9	$—	$266.0
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(5.2)	(19.6)	(51.6)	—	(76.4)
Other, net	0.2	2.1	0.3	—	2.6

Net cash used in investing activities	(5.0)	(17.5)	(51.3)	—	(73.8)

Cash Flows from Financing Activities:
Proceeds from the issuance of senior notes	694.5	—	—	—	694.5
First lien credit agreement repayments	(375.0)	—	—	—	(375.0)
Second lien credit agreement repayments	(550.0)	—	—	—	(550.0)
Other long-term debt repayments, net	—	—	(6.1)	—	(6.1)
Short-term debt repayments, net	—	—	(13.9)	—	(13.9)
Payment of debt issuance costs	(17.6)	—	—	—	(17.6)
Dividends paid to noncontrolling interests	—	—	(4.6)	—	(4.6)
Other	0.4	—	0.7	—	1.1
Change in intercompany accounts	442.9	(188.1)	(254.8)	—	—

Net cash used in financing activities	195.2	(188.1)	(278.7)	—	(271.6)

Effect of foreign currency translation	8.6	(0.5)	(62.4)	—	(54.3)

Net Change in Cash and Cash Equivalents	179.4	0.4	(313.5)	—	(133.7)
Cash and Cash Equivalents as of Beginning of Period	584.9	0.1	969.0	—	1,554.0

Cash and Cash Equivalents as of End of Period	$764.3	$0.5	$655.5	$—	$1,420.3

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(17) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)
Basis of Presentation — Certain of Lear’s domestic 100% owned subsidiaries (the “Guarantors”) have jointly and severally unconditionally guaranteed, on a senior unsecured basis, the performance and the full and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of the Company’s obligations under its revolving credit facility and the indenture governing the Notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the Notes. The Notes consist of $350 million in aggregate principal amount at maturity of 7.875% senior unsecured notes due 2018 and $350 million in aggregate principal amount at maturity of 8.125% senior unsecured notes due 2020. The Guarantors include Lear Automotive Dearborn, Inc., Lear Corporation EEDS and Interiors, Lear European Operations Corporation, Lear Mexican Holdings Corporation, Lear Mexican Seating Corporation, Lear Operations Corporation and Lear Trim L.P. In connection with Company’s Amended and Restated Credit Agreement, Lear #50 Holdings, LLC, Lear Automotive Manufacturing, LLC, Lear Corporation Global Development, Inc., Lear Mexican Holdings, L.L.C. and Lear South American Holdings Corporation were released as guarantors. In lieu of providing separate financial statements for the Guarantors, the Company has included the supplemental guarantor condensed consolidating financial statements above. These financial statements reflect the Guarantors listed above for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.
The 2010 supplemental guarantor condensed consolidating financial statements have been restated to reflect certain changes to the equity investments of the Guarantors.
Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.
Selling, General and Administrative Expenses — Corporate and division selling, general and administrative expenses are allocated to the operating subsidiaries based on various factors, which estimate usage of particular corporate and division functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries. During the three months ended July 2, 2011 and July 3, 2010, $4.8 million and $3.9 million, respectively, of selling, general and administrative expenses were allocated from Lear. During the six months ended July 2, 2011 and July 3, 2010, $10.2 million and $3.3 million, respectively, of selling, general and administrative expenses were allocated from Lear.
Long-Term Debt of Lear and the Guarantors — A summary of long-term debt of Lear and the Guarantors on a combined basis is shown below (in millions):

	July 2,	December 31,
	2011	2010
Senior notes	$695.1	$694.9

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
The year ended December 31, 2010, saw a significant improvement in industry production volumes globally. This trend continued in the first half of 2011. North American industry production increased by approximately 8.4% and European industry production increased by approximately 4.2% as compared to the first half of 2010 to 6.5 million units and 9.6 million units, respectively.
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
Our material cost as a percentage of net sales was 68.4% in the first half of 2011, as compared to 67.9% in 2010 and 69.0% in 2009. Raw material, energy and commodity costs have been volatile over the past several years. Unfavorable industry conditions over the last several years also have resulted in financial distress within our supply base and an increase in the risk of supply disruption. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, which include cost reduction actions, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term

LEAR CORPORATION
purchase commitments, financial hedges for certain commodities and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. These costs remain volatile and could have an adverse impact on our operating results in the foreseeable future.
We continue to monitor and assess the impact on our business of the earthquake and tsunami in Japan that occurred in March 2011. We do not have any production facilities in Japan, and our sales in Japan have not been significant historically, with sales in Japan representing only 1.6% of total sales in 2010. The earthquake and tsunami, however, have adversely impacted portions of the automotive industry outside of Japan, leading to intermittent customer production downtime and continued shortages of certain electronic components. Although there is uncertainty regarding the ultimate impact of these events, the indirect impact that we experienced in the second quarter was not material to our results of operations, and we do not anticipate a material impact on our results of operations for the full year.
See “— Forward-Looking Statements” below and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended April 2, 2011.
Financial Measures
In evaluating our financial condition and operating performance, we focus primarily on earnings, cash flows and return on invested capital. In addition to maintaining and expanding our business with our existing customers in our more established markets, our expansion plans are focused on emerging markets. Asia, in particular, continues to present significant growth opportunities, as major global automotive manufacturers implement production expansion plans and local automotive manufacturers aggressively expand their operations to meet demand in this region. We currently have 20 joint ventures with operations in Asia, as well as an additional three joint ventures in North America and Europe dedicated to serving Asian automotive manufacturers. In addition, we have aggressively pursued this strategy by selectively increasing our vertical integration capabilities and expanding our component manufacturing capacity in Mexico, Eastern Europe, Africa and Asia. Furthermore, we have expanded our low-cost engineering capabilities in China, India and the Philippines.
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
In the first half of 2011, we incurred additional restructuring costs of approximately $5 million and related manufacturing inefficiency charges of approximately $1 million as we continue to restructure our global operations and aggressively reduce our costs. Cash expenditures related to our restructuring actions totaled $11 million in the first half of 2011.
Our restructuring strategy has resulted in the closure of 44 manufacturing and 11 administrative facilities and a current footprint with more than 80% of our component facilities and more than 90% of our related employment in 20 low-cost countries. We expect elevated restructuring actions and related investments of approximately $100 million in 2011 and to moderate thereafter.
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

LEAR CORPORATION
costs are recognized in our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). Generally, charges are recorded as restructuring actions are approved and/or implemented. Actual costs recorded in our consolidated financial statements may vary from current estimates.
For further information, see Note 2, “Restructuring Activities,” to the condensed consolidated financial statements included in this Report.
Revolving Credit Facility
In June 2011, we entered into an amended and restated credit agreement, which among other things, increased the amount available under our existing revolving credit facility to $500 million and extended its maturity to June 17, 2016. For further information, see “— Liquidity and Capital Resources — Capitalization,” and Note 7, “Long-Term Debt,” to the condensed consolidated financial statements included in this Report.
Share Repurchase Program, Stock Split and Quarterly Cash Dividend
In February 2011, our Board of Directors authorized a three year, $400 million common stock share repurchase program and declared a two-for-one stock split of our common stock. In February and May 2011, our Board of Directors declared a quarterly cash dividend of $0.125 per share of common stock. For further information, see “— Liquidity and Capital Resources — Capitalization,” and Note 12, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report.
Other Matters
In the six months ended July 2, 2011, we recognized a gain of $4 million related to an affiliate transaction. In the three and six months ended July 2, 2011, we recognized a tax benefit of $20 million related to the reversal of a full valuation allowance with respect to the deferred tax assets of a foreign subsidiary.
In the six months ended July 3, 2010, we recognized a loss on the extinguishment of debt of approximately $12 million, resulting from the write-off of unamortized debt issuance costs in conjunction with the issuance of our senior unsecured notes. In the three and six months ended July 3, 2010, we recognized tax benefits of $15 million and $33 million, respectively, related to reductions in recorded tax reserves.
As discussed above, our results for the three and six months ended July 2, 2011 and July 3, 2010, reflect the following items (in millions):

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Costs related to restructuring actions, including manufacturing inefficiencies of $1 million in the three and six months ended July 2, 2011, and $1 million and $2 million in the three and six months ended July 3, 2010, respectively	$4	$12	$6	$26
Loss on extinguishment of debt	—	—	—	12
Gain related to affiliate transaction	—	—	(4)	—
Tax benefits, net	(20)	(15)	(20)	(33)
For further information regarding these items, see Note 2, “Restructuring Activities,” Note 7, “Long-Term Debt,” and Note 10, “Income Taxes,” to the condensed consolidated financial statements included in this Report.
This section includes forward-looking statements that are subject to risks and uncertainties. For further information regarding other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see “— Forward-Looking Statements” below and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended April 2, 2011.

LEAR CORPORATION
RESULTS OF OPERATIONS
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three Months Ended				Six Months Ended
	July 2,		July 3,		July 2,		July 3,
	2011		2010		2011		2010
Net sales
Seating systems	$2,859.9	77.8%	$2,407.5	79.2%	$5,584.9	77.7%	$4,721.0	79.0%
Electrical power management systems	816.4	22.2	631.8	20.8	1,603.1	22.3	1,256.8	21.0

Net sales	3,676.3	100.0	3,039.3	100.0	7,188.0	100.0	5,977.8	100.0
Cost of sales	3,329.7	90.6	2,746.5	90.4	6,518.0	90.7	5,430.2	90.8

Gross profit	346.6	9.4	292.8	9.6	670.0	9.3	547.6	9.2
Selling, general and administrative expenses	119.2	3.2	112.8	3.7	236.7	3.3	240.7	4.0
Amortization of intangible assets	7.2	0.2	6.6	0.2	14.0	0.2	13.3	0.2
Interest expense	10.7	0.3	13.3	0.4	14.0	0.2	32.3	0.6
Other (income) expense, net	4.1	0.1	(22.5)	(0.7)	(2.8)	—	(1.5)	—
Provision for income taxes	19.7	0.6	17.3	0.5	59.7	0.8	23.7	0.4
Net income attributable to noncontrolling interests	8.2	0.2	5.5	0.2	14.9	0.2	13.2	0.2

Net income attributable to Lear	$177.5	4.8%	$159.8	5.3%	$333.5	4.6%	$225.9	3.8%

Three Months Ended July 2, 2011 vs. Three Months Ended July 3, 2010
Net sales in the second quarter of 2011 were $3.7 billion, as compared to $3.0 billion in the second quarter of 2010, an increase of $637 million or 21%. The impact of new business and net foreign exchange rate fluctuations positively impacted net sales by $238 million and $224 million, respectively. Net sales also benefited from improved production volumes on Lear platforms.
Cost of sales in the second quarter of 2011 was $3.3 billion, as compared to $2.7 billion in the second quarter of 2010. This increase is largely due to the impact of new business and net foreign exchange rate fluctuations and is consistent with the increase in net sales.
Gross profit and gross margin were $347 million and 9.4% in the quarter ended July 2, 2011, as compared to $293 million and 9.6% in the quarter ended July 3, 2010. The impact of new business and net foreign exchange rate fluctuations, as well as improved production volumes on Lear platforms, positively impacted gross profit by $55 million. The impact of selling price reductions, as well as higher commodity and launch costs, was largely offset by favorable operating performance and the benefit of operational restructuring actions. In addition, gross profit includes operational restructuring costs of $2 million in the second quarter of 2011, as compared to $8 million in the second quarter of 2010.
Selling, general and administrative expenses, including engineering and development expenses, were $119 million in the three months ended July 2, 2011, as compared to $113 million in the three months ended July 3, 2010. The increase in selling, general and administrative expenses was primarily due to an increase in engineering and development expenses, partially offset by lower compensation-related costs. As a percentage of net sales, selling, general and administrative expenses declined to 3.2% in the second quarter of 2011, as compared to 3.7% in the second quarter of 2010, due to the increase in net sales.
Amortization of intangible assets was $7 million in the second quarters of 2011 and 2010.
Interest expense was $11 million in the second quarter of 2011, as compared to $13 million in the second quarter of 2010.
Other (income) expense, net, which includes equity in net income of affiliates, non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the sales of assets and other miscellaneous income and expense, was expense of $4 million in the second quarter of 2011, as compared to income of $23 million in the second quarter of 2010. Other (income) expense declined by $23 million between periods due to reduced net income from affiliates and unfavorable foreign exchange.
The provision for income taxes was $20 million for the second quarter of 2011, representing an effective tax rate of 9.6% on pretax income of $205 million, as compared to $17 million for the second quarter of 2010, representing an effective tax rate of 9.5% on a pretax income of $183 million. In the second quarter of 2011, the provision for income taxes was primarily impacted by the mix of earnings among tax jurisdictions, as well as a tax benefit of $20 million related to the reversal of a full valuation allowance with

LEAR CORPORATION
respect to the deferred tax assets of a foreign subsidiary. The provision was also impacted by a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In the second quarter of 2010, the provision for income taxes was impacted by the mix of earnings among tax jurisdictions, as well as tax benefits of $15 million, including interest, related to reductions in recorded tax reserves. The provision was also impacted by a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Excluding these items, the effective tax rate in the second quarters of 2011 and 2010 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items.
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
Net income attributable to Lear in the second quarter of 2011 was $178 million, or $1.65 per diluted share, as compared to $160 million, or $1.48 per diluted share, in the second quarter of 2010, for the reasons described above. Net income per share data for 2010 has been retroactively adjusted to reflect the two-for-one stock split described in “— Liquidity and Capital Resources — Capitalization,” and Note 12, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report.
Reportable Operating Segments
We have two reportable operating segments: seating, which includes seat systems and related components, such as seat frames, recliner mechanisms, seat tracks, seat trim covers, headrests and seat foam, and electrical power management systems (“EPMS”), which includes wiring, connectors, junction boxes and various other components of electrical distribution systems for traditional powertrain vehicles, as well as for hybrid and electric vehicles. The financial information presented below is for our two reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s income before interest expense, other (income) expense, net and provision for income taxes (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under GAAP. Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income attributable to Lear, net cash provided by operating activities or other statement of income or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income before provision for income taxes, see Note 14, “Segment Reporting,” to the condensed consolidated financial statements included in this Report.
Seating

A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Three months ended
	July 2,	July 3,
	2011	2010
Net sales	$2,859.9	$2,407.5
Segment earnings (1)	223.4	207.3
Margin	7.8%	8.6%

(1)	See definition above.

LEAR CORPORATION
Seating systems net sales were $2.9 billion in the second quarter of 2011, as compared to $2.4 billion in the second quarter of 2010, an increase of $452 million or 18.8%. The impact of new business and net foreign exchange rate fluctuations positively impacted net sales by $214 million and $167 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $223 million and 7.8% in the second quarter of 2011, as compared to $207 million and 8.6% in the second quarter of 2010. The benefit of our restructuring and other operating performance actions, as well as the impact of new business and net foreign exchange rate fluctuations, positively impacted segment earnings by $83 million. These increases were largely offset by the impact of selling price reductions, as well as higher program development and commodity costs. In addition, in the second quarters of 2011 and 2010, we incurred costs of $2 million related to our restructuring actions.
EPMS

A summary of financial measures for our EPMS segment is shown below (dollar amounts in millions):

	Three months ended
	July 2,	July 3,
	2011	2010
Net sales	$816.4	$631.8
Segment earnings (1)	48.5	23.5
Margin	5.9%	3.7%

(1)	See definition above.
EPMS net sales were $816 million in the second quarter of 2011, as compared to $632 million in the second quarter of 2010, an increase of $185 million or 29.2%. Improved production volumes on Lear platforms and the impact of net foreign exchange rate fluctuations positively impacted net sales by $81 million and $57 million, respectively. Net sales also benefited from the impact of new business. Segment earnings, including restructuring costs, and the related margin on net sales were $49 million and 5.9% in the second quarter of 2011, as compared to $24 million and 3.7% in the second quarter of 2010. The benefit of our restructuring and other operating performance actions and improved production volumes on Lear platforms positively impacted segment earnings by $42 million. These increases were partially offset by the impact of higher launch and commodity costs. In addition, in the second quarter of 2011, we incurred costs of $1 million related to our restructuring actions, as compared to $9 million in the second quarter of 2010.
Other

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

	Three months ended
	July 2,	July 3,
	2011	2010
Net sales	$—	$—
Segment earnings (1)	(51.7)	(57.4)
Margin	N/A	N/A

(1)	See definition above.
Our other category includes unallocated corporate and geographic headquarters costs, as well as the elimination of intercompany activity. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Segment earnings related to our other category were ($52) million in the second quarter of 2011, as compared to ($57) million in the second quarter of 2010.
Six Months Ended July 2, 2011 vs. Six Months Ended July 3, 2010
Net sales in the first six months of 2011 were $7.2 billion, as compared to $6.0 billion in first six months of 2010, an increase of $1.2 billion or 20.2%. The impact of new business, improved production volumes on Lear platforms and net foreign exchange rate fluctuations positively impacted net sales by $425 million, $397 million and $246 million, respectively.
Cost of sales in the first six months of 2011 was $6.5 billion, as compared to $5.4 billion in the first six months of 2010. This increase is largely due to the impact of new business, improved production volumes on Lear platforms and the impact of net foreign exchange rate fluctuations and is consistent with the increase in net sales.

LEAR CORPORATION
Gross profit and gross margin were $670 million and 9.3% in the six months ended July 2, 2011, as compared to $548 million and 9.2% in the six months ended July 3, 2010. Favorable operating performance and the benefit of operational restructuring actions, as well as improved production volumes on Lear platforms, positively impacted gross profit by $212 million. The impact of selling price reductions, as well as higher commodity and launch costs, was partially offset by the impact of new business. In addition, gross profit includes operational restructuring costs of $4 million in the first six months of 2011, as compared to $22 million in the first six months of 2010.
Selling, general and administrative expenses, including engineering and development expenses, were $237 million in the six months ended July 2, 2011, as compared to $241 million in the six months ended July 3, 2010. Lower compensation-related costs were largely offset by an increase in engineering and development expenses. As a percentage of net sales, selling, general and administrative expenses declined to 3.3% in the first six months of 2011, as compared to 4.0% in the first six months of 2010, due to the increase in net sales.
Amortization of intangible assets was $14 million in the first half of 2011, as compared to $13 million in the first half of 2010.
Interest expense was $14 million in the first six months of 2011, as compared to $32 million in the first six months of 2010. This decrease was primarily due to the refund of interest related to a favorable settlement of an indirect tax matter in a foreign jurisdiction and lower overall debt levels.
Other (income) expense, net, which includes equity in net income of affiliates, non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the sales of assets and other miscellaneous income and expense, was income of $3 million in the first six months of 2011, as compared to income of $2 million in the first six months of 2010. In the first six months of 2011, we recognized a gain of $4 million related to a fair market value adjustment in conjunction with a transaction with an affiliate. In the first six months of 2010, we recognized a loss on the extinguishment of debt of $12 million related to the write-off of unamortized debt issuance costs. Other (income) expense declined by $10 million between periods due to reduced net income from affiliates.
The provision for income taxes was $60 million for the first six months of 2011, representing an effective tax rate of 14.6% on pretax income of $408 million, as compared to $24 million for the first six months of 2010, representing an effective tax rate of 9.0% on pretax income of $263 million. In the first six months of 2011, the provision for income taxes was primarily impacted by the mix of earnings among tax jurisdictions, as well a tax benefit of $20 million related to the reversal of a full valuation allowance with respect to the deferred tax assets of a foreign subsidiary. The provision was also impacted by a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In the first six months of 2010, the provision for income taxes was impacted by the mix of earnings among tax jurisdictions, as well as a tax benefit of $33 million, including interest, related to reductions in recorded tax reserves. The provision was also impacted by a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Excluding these items, the effective tax rate in the first half of 2011 and 2010 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items.
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
We were profitable in 2010 and 2009 in several international jurisdictions for which we have provided a full valuation allowance against the deferred tax assets. If we continue to experience sustained levels of profitability in these jurisdictions, our assessment of the need for a full valuation allowance with respect to the deferred tax assets in those jurisdictions could change. Any reduction to a valuation allowance will reduce our tax expense in the period in which such reduction occurs.
Net income attributable to Lear in the first six months of 2011 was $334 million, or $3.09 per diluted share, as compared to $226 million, or $2.09 per diluted share, in the first six months of 2010, for the reasons described above. Net income per share data for 2010 has been retroactively adjusted to reflect the two-for-one stock split described in “— Liquidity and Capital Resources —

LEAR CORPORATION
Capitalization,” and Note 12, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report.
Reportable Operating Segments
For a description of our reportable operating segments, see “Three Months Ended July 2, 2011 vs. Three Months Ended July 3, 2010 — Reportable Operating Segments,” above.
Seating

A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Six months ended
	July 2,	July 3,
	2011	2010
Net sales	$5,584.9	$4,721.0
Segment earnings (1)	431.9	356.9
Margin	7.7%	7.6%

(1)	See definition above.
Seating systems net sales were $5.6 billion in the first six months of 2011, as compared to $4.7 billion in the first six months of 2010, an increase of $864 million or 18.3%. The impact of new business, improved production volumes on Lear platforms and the impact of net foreign exchange rate fluctuations positively impacted net sales by $385 million, $191 million and $190 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $432 million and 7.7% in the first six months of 2011, as compared to $357 million and 7.6% in the first six months of 2010. The benefit of our restructuring and other operating performance actions, as well as the impact of new business and improved production volumes on Lear platforms, positively impacted segment earnings by $178 million. These increases were partially offset by the impact of selling price reductions, as well as higher program development and commodity costs. In addition, in the first six months of 2011, we incurred costs of $4 million related to our restructuring actions, as compared to $10 million in 2010.
EPMS

A summary of financial measures for our EPMS segment is shown below (dollar amounts in millions):

	Six months ended
	July 2,	July 3,
	2011	2010
Net sales	$1,603.1	$1,256.8
Segment earnings (1)	92.6	49.1
Margin	5.8%	3.9%

(1)	See definition above.
EPMS net sales were $1.6 billion in the first six months of 2011, as compared to $1.3 billion in the first six months of 2010, an increase of $346 million or 27.6%. Improved production volumes on Lear platforms positively impacted net sales by $206 million. Net sales also benefited from the favorable foreign exchange rate fluctuations and the impact of new business. Segment earnings, including restructuring costs, and the related margin on net sales were $93 million and 5.8% in the first six months of 2011, as compared to $49 million and 3.9% in the first six months of 2010. Improved production volumes on Lear platforms and the benefit of our restructuring and other performance actions positively impacted segment earnings by $88 million. These increases were partially were partially offset by the impact of higher commodity and launch costs, as well as selling price reductions. In addition, in the first six months of 2011, we incurred costs of $2 million related to our restructuring actions, as compared to $15 million in 2010.

LEAR CORPORATION
Other

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

	Six months ended
	July 2,	July 3,
	2011	2010
Net sales	$—	$—
Segment earnings (1)	(105.2)	(112.4)
Margin	N/A	N/A

(1)	See definition above.
Our other category includes unallocated corporate and geographic headquarters costs, as well as the elimination of intercompany activity. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Segment earnings related to our other category were ($105) million in the first six months of 2011, as compared to ($112) million in the first six months of 2010.
LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, operational restructuring actions and debt service requirements. Our principal sources of liquidity are cash flows from operating activities, borrowings under available credit facilities and our existing cash balance. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and the combination of dividends, royalties, intercompany loan repayments and other distributions and advances from our subsidiaries to provide the funds necessary to meet our obligations. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information regarding potential dividends from our non-U.S. subsidiaries, see Note 9, “Income Taxes,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.
Cash Flows
Net cash provided by operating activities was $361 million in the first six months of 2011, as compared to $266 million in the first six months of 2010. The increase primarily reflects higher earnings in the first half of 2011, partially offset by the net change in working capital items, which resulted in a decrease in operating cash flow of $83 million between periods. In the first six months of 2011, increases in accounts receivable and accounts payable resulted in a use of cash of $451 million and a source of cash of $386 million, respectively, primarily reflecting the impact of increased production volumes on Lear platforms.
Net cash used in investing activities was $136 million in the first six months of 2011, as compared to $74 million in the first six months of 2010, primarily reflecting an increase in capital expenditures of $80 million between periods. Capital spending in 2011 is estimated at approximately $325 million.
Net cash used in financing activities was $153 million in the first six months of 2011, as compared to $272 million in the first six months of 2010. The decrease in financing cash outflow between periods primarily reflects the impact of our 2010 financing transactions. In 2010, we repaid $925 million of term loans under our first and second lien credit agreements, largely offset by net proceeds of $680 million related to the issuance of our senior unsecured notes. In 2011, we paid $26 million in dividends to our stockholders, paid $18 million in dividends to noncontrolling interests and repurchased $100 million of our common stock. For further information regarding our 2010 financing transactions, see Note 8, “Long-Term Debt,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. For further information regarding our dividends and share repurchase program, see “— Capitalization,” below and Note 12, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report.
Capitalization
In addition to cash provided by operating activities, we utilize uncommitted credit facilities to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries. We utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. For the six months ended July 2, 2011 and July 3, 2010, our average outstanding short-term debt balance was $3 million and $34 million, respectively. The weighted average short-term interest rate on our short-term debt balances was 6.7% and 2.5% for the respective periods. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors.

LEAR CORPORATION
Senior Notes
As of July 2, 2011, our long-term debt consists of $350 million in aggregate principal amount at maturity of unsecured 7.875% senior notes due 2018 (the “2018 Notes”) and $350 million in aggregate principal amount at maturity of unsecured 8.125% senior notes due 2020 (the “2020 Notes” and together with the 2018 Notes, the “Notes”).
Scheduled cash interest payments on the Notes are approximately $28 million in the last six months of 2011. As of July 2, 2011, we were in compliance with all covenants under the indenture governing the Notes.
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
Revolving Credit Facility
On June 17, 2011, we entered into an amended and restated credit agreement, under which we have a $500 million revolving credit facility (the “Revolving Credit Facility”), which permits borrowings for general corporate and working capital purposes and the issuance of letters of credit. The commitments under the Revolving Credit Facility expire on June 17, 2016. As of July 2, 2011, there were no borrowings outstanding under the Revolving Credit Facility, and we were in compliance with all covenants under the agreement governing the Revolving Credit Facility.
For further information related to the Revolving Credit Facility, including information on pricing, covenants and events of default, see Note 7, “Long-Term Debt,” to the condensed consolidated financial statements included in this Report and Note 8, “Long-Term Debt,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.
Off-Balance Sheet Arrangements
Guarantees and Commitments
We guarantee 49% of certain of the debt of one of our unconsolidated affiliates, Tacle Seating USA, LLC. As of July 2, 2011, the aggregate amount of debt guaranteed was approximately $2 million.
Common Stock Share Repurchase Program
On February 16, 2011, our Board of Directors authorized a three year, $400 million common stock share repurchase program, which permits the discretionary repurchase of our outstanding common stock through February 16, 2014. In the first half of 2011, we repurchased 1,988,274 shares of our outstanding common stock (share amounts have been retroactively adjusted to reflect the two-for-one stock split discussed below) at an average purchase price of $50.31 per share, including commissions, for an aggregate purchase price of $100 million, and may repurchase an additional $300 million in shares of our outstanding common stock under this program. The extent to which we will repurchase our outstanding common stock and the timing of such repurchases will depend upon our financial condition, prevailing market conditions, alternative uses of capital and other factors. In addition, our amended and restated credit facility and bond indentures place certain limitations on the repurchase of common shares. See “—Forward-Looking Statements.”
Stock Split
During the first quarter of 2011, we completed a two-for-one stock split of our common stock. For further information, see Note 12, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report.
Dividends
A summary of dividend declarations is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.125	February 16, 2011	March 4, 2011	March 16, 2011
$0.125	May 12, 2011	June 3, 2011	June 22, 2011
We expect to pay quarterly cash dividends in the future, although such payment is at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors that our

LEAR CORPORATION
Board of Directors may consider at its discretion. In addition, our amended and restated credit facility and bond indentures place certain limitations on the payment of cash dividends.
Adequacy of Liquidity Sources
As of July 2, 2011, we had approximately $1.8 billion of cash and cash equivalents on hand and $500 million in available borrowings under our Revolving Credit Facility, which we believe will enable us to meet our liquidity needs to satisfy ordinary course business obligations. However, our ability to continue to meet such liquidity needs is subject to, and will be affected by, cash flows from operations, including the impact of restructuring activities, automotive industry conditions, the financial condition of our customers and suppliers and other related factors. Additionally, an economic downturn or reduction in production levels could negatively impact our financial condition. Furthermore, our future financial results will be affected by cash flows from operations, including the impact of restructuring activities, and will also be subject to certain factors outside of our control, including those described above. For further discussion of the risks and uncertainties affecting our cash flows from operations and overall liquidity, see “— Executive Overview” above, “— Forward-Looking Statements” below and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended April 2, 2011.
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
Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies and the Chinese renminbi. We have performed a quantitative analysis of our net currency rate exposure as of July 2, 2011 and December 31, 2010. As of July 2, 2011, the potential earnings benefit related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies to which it is exposed for a twelve-month period is approximately $3 million. In addition, the potential earnings benefit related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies to which it is exposed for a twelve-month period is approximately $6 million. As of December 31, 2010, the potential earnings benefit related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies to which it is exposed for a twelve-month period is approximately $22 million. In addition, the potential earnings benefit related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies to which it is exposed for a twelve-month period is approximately $15 million.
As of July 2, 2011, foreign exchange contracts representing $345 million of notional amount were outstanding with maturities of less than six months. As of July 2, 2011, the fair value of these contracts was approximately $10 million. A 10% change in the value of the U.S. dollar relative to all other currencies to which it is exposed would result in a $10 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies to which it is exposed would result in a $5 million change in the aggregate fair value of these contracts. As of December 31, 2010, foreign exchange contracts representing $315 million of notional amount were outstanding with maturities of less than 12 months. As of December 31, 2010, the fair value of these contracts was approximately ($1) million. A 10% change in the value of the U.S. dollar relative to all other currencies to which it is exposed would have resulted in a $7 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies to which it is exposed would have resulted in a $4 million change in the aggregate fair value of these contracts.
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
Interest Rates
Historically, we have used interest rate swap and other derivative contracts to manage our exposure to variable interest rates on outstanding variable rate debt instruments indexed to United States or European Monetary Union short-term money market rates. As of July 2, 2011 and December 31, 2010, there were no interest rate contracts outstanding. We will continue to evaluate, and may use, derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage our exposures to fluctuations in interest rates in the future.
Commodity Prices
Raw material, energy and commodity costs have been volatile over the past several years. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, which include cost reduction actions, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, financial hedges for certain commodities and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. These costs remain volatile and could have an adverse impact on our operating results in the foreseeable future. See “— Forward-Looking Statements” below and Item 1A, “Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance,” in our Annual Report on Form 10-K for the year ended December 31, 2010, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended April 2, 2011.
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
We use derivative instruments to reduce our exposure to fluctuations in copper prices. As of July 2, 2011, commodity swap contracts representing $7 million of notional amount were outstanding with maturities of less than ten months. As of July 2, 2011, the fair market value of these contracts was ($0.2) million. The potential adverse earnings impact from a 10% parallel decline in the copper curve for a twelve-month period is less than $1 million. As of December 31, 2010, there were no commodity swap contracts outstanding.
OTHER MATTERS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of July 2, 2011, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $20 million. In addition, as of July 2, 2011, we had recorded reserves for product liability claims and environmental matters of $41 million and $3 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended April 2, 2011. For a more complete description of our outstanding material legal proceedings, see Note 13, “Legal and Other Contingencies,” to the condensed consolidated financial statements included in this Report.
Significant Accounting Policies and Critical Accounting Estimates
Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical

LEAR CORPORATION
accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates,” and Note 4, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first six months of 2011.
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
Fair Value Measurements
The FASB amended ASC 820, “Fair Value Measurements,” with ASU 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update provides converged guidance on how to measure fair value, which is largely consistent with existing GAAP. This update also requires additional fair value measurement disclosures. The provisions of this update are effective as of January 1, 2012. We are currently evaluating the impact of this update on our financial statement disclosures.
Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “forecasts” and similar expressions identify certain of these forward-looking statements. We also may provide forward-looking statements in oral statements or other written materials released to the public. All such forward-looking statements contained or incorporated in this Report or in any other public statements which address operating performance, events or developments that we expect or anticipate may occur in the future, including, without limitation, statements related to business opportunities, awarded sales contracts, sales backlog and ongoing commercial arrangements, or statements expressing views about future operating results, are forward-looking statements. Actual results may differ materially from any or all forward-looking statements made by us. Important factors, risks and uncertainties that may cause actual results to differ materially from anticipated results include, but are not limited to:
•	general economic conditions in the markets in which we operate, including changes in interest rates or currency exchange rates;

•	the financial condition and restructuring actions of our customers and suppliers;

•	changes in actual industry vehicle production levels from our current estimates;

•	fluctuations in the production of vehicles or the loss of business with respect to, or the lack of commercial success of, a vehicle model for which we are a significant supplier;

•	disruptions in the relationships with our suppliers;

•	labor disputes involving us or our significant customers or suppliers or that otherwise affect us;

•	the outcome of customer negotiations and the impact of customer-imposed price reductions;

•	the impact and timing of program launch costs and our management of new program launches;

•	the costs, timing and success of restructuring actions;

•	increases in our warranty, product liability or recall costs;

•	risks associated with conducting business in foreign countries;

•	competitive conditions impacting us and our key customers and suppliers;

•	the cost and availability of raw materials, energy, commodities and product components and our ability to mitigate such costs;

LEAR CORPORATION
•	the outcome of legal or regulatory proceedings to which we are or may become a party;

•	the impact of pending legislation and regulations or changes in existing federal, state, local or foreign laws or regulations;

•	unanticipated changes in cash flow, including our ability to align our vendor payment terms with those of our customers;

•	limitations imposed by our existing indebtedness and our ability to access capital markets on commercially reasonable terms;

•	impairment charges initiated by adverse industry or market developments;

•	our ability to execute our strategic objectives;

•	changes in discount rates and the actual return on pension assets;

•	costs associated with compliance with environmental laws and regulations;

•	developments or assertions by or against us relating to intellectual property rights;

•	our ability to utilize our net operating loss, capital loss and tax credit carryforwards;

•	the impact of any failure by the United States or any other country to satisfy its obligations, a downgrade (or the prospect of a downgrade) of credit ratings assigned to any such obligations and other similar developments relating to the global credit markets and economic conditions;

•	the impact of pending and future governmental actions in the United States or any other country to address budget deficits through reductions in spending and/or revenue increases; and

•	other risks, described in Part I — Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended April 2, 2011, and from time to time in our other Securities and Exchange Commission filings.
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
(b)	Changes in Internal Controls over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended July 2, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended April 2, 2011. For a description of our outstanding material legal proceedings, see Note 13, “Legal and Other Contingencies,” to the condensed consolidated financial statements included in this Report.
ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, except as supplemented and updated by Part II — Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended April 2, 2011.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As discussed in Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capitalization — Common Stock Share Repurchase Program,” on February 16, 2011, our Board of Directors authorized a three year, $400 million common stock share repurchase program. In the second quarter of 2011, we repurchased 1,459,276 shares of our outstanding common stock for an aggregate purchase price of $72.6 million. In the first half of 2011, we repurchased 1,988,274 shares of our outstanding common stock (share amounts have been retroactively adjusted to reflect the two-for-one split of our common stock) for an aggregate purchase price of $100.0 million. For further information, see Note 12, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report. A summary of the shares of our common stock repurchased during the fiscal quarter ended July 2, 2011, is shown below:

LEAR CORPORATION

				Approximate Dollar
				Value of Shares that
			Total Number of Shares	May Yet be
	Total Number	Average	Purchased as Part of	Purchased Under
	of Shares	Price Paid	Publicly Announced	the Program
Period	Purchased	per Share(1)	Plans or Programs	(in millions)
April 3, 2011 through April 30, 2011	—	N/A	N/A	$372.6
May 1, 2011 through May 28, 2011	669,571	$50.29	669,571	$338.9
May 29, 2011 through July 2, 2011	789,705	$49.31	789,705	$300.0

Total	1,459,276	$49.76	1,459,276	$300.0

(1)	Including commissions.
ITEM 6 — EXHIBITS
The exhibits listed on the “Index to Exhibits” on page 47 are filed with this Form 10-Q or incorporated by reference as set forth below.

LEAR CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
LEAR CORPORATION

Dated: August 4, 2011	By:	/s/ Robert E. Rossiter
Robert E. Rossiter
Chief Executive Officer and President

	By:	/s/ Matthew J. Simoncini
Matthew J. Simoncini
Senior Vice President and Chief Financial Officer

LEAR CORPORATION
Index to Exhibits

Exhibit
Number	Exhibit
10.1	Amended and Restated Credit Agreement, dated as of June 17, 2011, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 17, 2011).

* 31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
* 31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
* 32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* 32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	Submitted electronically with the Report.