Form 10-Q
period 2011-10-01
LEAR CORP
filed 2011-10-31
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2011.

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
Yes ☑       No ☐
As of October 26, 2011, the number of shares outstanding of the registrant’s common stock was 102,328,128 shares.

LEAR CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 1, 2011
INDEX

Page No.
Part I — Financial Information
Item 1 — Condensed Consolidated Financial Statements
Introduction to the Condensed Consolidated Financial Statements	3
Condensed Consolidated Balance Sheets - October 1, 2011 (Unaudited) and December 31, 2010	4
Condensed Consolidated Statements of Income (Unaudited) - Three and Nine Months Ended October 1, 2011 and October 2, 2010	5
Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended October 1, 2011 and October 2, 2010	6
Notes to the Condensed Consolidated Financial Statements	7
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3 — Quantitative and Qualitative Disclosures about Market Risk (included in Item 2)
Item 4 — Controls and Procedures	44
Part II — Other Information
Item 1 — Legal Proceedings	44
Item 1A — Risk Factors	44
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 6 — Exhibits	45
Signatures	46
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

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	October 1,	December 31,
	2011(2)	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,676.5	$1,654.1
Accounts receivable	2,082.3	1,758.4
Inventories	708.9	554.2
Other	524.0	418.8

Total current assets	4,991.7	4,385.5

LONG-TERM ASSETS:
Property, plant and equipment, net	1,058.1	994.7
Goodwill	632.0	614.6
Other	534.1	626.3

Total long-term assets	2,224.2	2,235.6

Total assets	$7,215.9	$6,621.1

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$4.1
Accounts payable and drafts	2,199.8	1,838.4
Accrued liabilities	1,042.8	976.0

Total current liabilities	3,242.6	2,818.5

LONG-TERM LIABILITIES:
Long-term debt	695.2	694.9
Other	534.9	538.9

Total long-term liabilities	1,230.1	1,233.8

EQUITY:
Series A convertible preferred stock, 100,000,000 shares authorized; 10,896,250 shares issued as of October 1, 2011 and December 31, 2010; and no shares outstanding as of October 1, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 106,754,019 and 105,498,880 shares issued as of October 1, 2011 and December 31, 2010, respectively (1)	1.1	1.1
Additional paid-in capital, including warrants to purchase common stock	2,145.0	2,116.0
Common stock held in treasury, 4,468,011 and 322,130 shares as of October 1, 2011 and December 31, 2010, respectively, at cost (1)	(210.8)	(13.4)
Retained earnings	828.7	434.5
Accumulated other comprehensive loss	(137.5)	(78.0)

Lear Corporation stockholders’ equity	2,626.5	2,460.2
Noncontrolling interests	116.7	108.6

Equity	2,743.2	2,568.8

Total liabilities and equity	$7,215.9	$6,621.1

(1)	Share data as of December 31, 2010, has been retroactively adjusted to reflect the two-for-one stock split described in Note 12, “Comprehensive Income and Equity,” to these condensed consolidated financial statements.

(2)	Unaudited.
The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share data)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Net sales	$3,460.0	$2,820.3	$10,648.0	$8,798.1

Cost of sales	3,179.5	2,584.5	9,697.5	8,014.7
Selling, general and administrative expenses	114.9	110.0	351.6	350.7
Amortization of intangible assets	7.1	7.0	21.1	20.3
Interest expense	10.9	11.9	24.9	44.2
Other expense, net	8.5	3.0	5.7	1.5

Consolidated income before provision for income taxes	139.1	103.9	547.2	366.7
Provision for income taxes	31.0	5.4	90.7	29.1

Consolidated net income	108.1	98.5	456.5	337.6
Less: Net income attributable to noncontrolling interests	7.4	3.2	22.3	16.4

Net income attributable to Lear	$100.7	$95.3	$434.2	$321.2

Basic net income per share attributable to Lear (1)	$0.97	$0.92	$4.16	$3.18

Diluted net income per share attributable to Lear (1)	$0.95	$0.88	$4.05	$2.97

(1)	2010 per share data has been retroactively adjusted to reflect the two-for-one stock split described in Note 12, “Comprehensive Income and Equity,” to these condensed consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended
	October 1,	October 2,
	2011	2010
Cash Flows from Operating Activities:
Consolidated net income	$456.5	$337.6
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	189.3	174.3
Net change in working capital items	(151.9)	(54.9)
Other, net	22.6	(72.9)

Net cash provided by operating activities	516.5	384.1

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(247.7)	(115.3)
Other, net	22.9	2.1

Net cash used in investing activities	(224.8)	(113.2)

Cash Flows from Financing Activities:
Proceeds from the issuance of senior notes	—	694.5
First lien credit agreement repayments	—	(375.0)
Second lien credit agreement repayments	—	(550.0)
Other long-term debt repayments, net	(1.1)	(9.2)
Short-term debt repayments, net	(4.2)	(33.8)
Payment of debt issuance costs	(4.8)	(17.6)
Repurchase of common stock	(194.2)	—
Dividends paid to Lear Corporation stockholders	(38.3)	—
Dividends paid to noncontrolling interests	(18.5)	(13.9)
Other	(3.4)	(3.4)

Net cash used in financing activities	(264.5)	(308.4)

Effect of foreign currency translation	(4.8)	(3.0)

Net Change in Cash and Cash Equivalents	22.4	(40.5)
Cash and Cash Equivalents as of Beginning of Period	1,654.1	1,554.0

Cash and Cash Equivalents as of End of Period	$1,676.5	$1,513.5

Changes in Working Capital Items:
Accounts receivable	$(342.6)	$(442.1)
Inventories	(162.6)	(130.3)
Accounts payable	372.3	314.7
Accrued liabilities and other	(19.0)	202.8

Net change in working capital items	$(151.9)	$(54.9)

Supplementary Disclosure:
Cash paid for interest	$57.3	$56.7

Cash paid for income taxes, net	$60.9	$41.9

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
Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended October 1, 2011.
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
In the first nine months of 2011, the Company recorded charges of $13.3 million in connection with its restructuring actions. These charges consist of $13.0 million recorded as cost of sales, $0.9 million recorded as selling, general and administrative expenses and $(0.6) million recorded as other expense, net. The 2011 charges consist of employee termination benefits of $8.8 million, asset impairment charges of $1.0 million and contract termination costs of $1.9 million, as well as other related restructuring costs of $1.6 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $1.0 million in excess of related estimated fair values. The Company expects to incur approximately $65 million of additional restructuring costs related to activities initiated as of October 1, 2011. Although each restructuring action is unique, based upon the nature of the Company’s operations, the Company expects that the allocation of future restructuring costs will be consistent with historical experience.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of 2011 activity is shown below (in millions):

	Accrual as of	2011	Utilization		Accrual as of
	January 1, 2011	Charges	Cash	Non-cash	October 1, 2011
Employee termination benefits	$38.4	$8.8	$(19.9)	$—	$27.3
Contract termination costs	3.7	1.9	—	—	5.6
Asset impairments	—	1.0	—	(1.0)	—
Other related costs	—	1.6	(1.6)	—	—

Total	$42.1	$13.3	$(21.5)	$(1.0)	$32.9

(3) Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	October 1,	December 31,
	2011	2010
Raw materials	$565.1	$448.6
Work-in-process	38.3	32.9
Finished goods	105.5	72.7

Inventories	$708.9	$554.2

(4) Pre-Production Costs Related to Long-Term Supply Agreements
The Company incurs pre-production engineering and development (“E&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production E&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the Company does not have a non-cancelable right to use the tooling. During the first nine months of 2011 and 2010, the Company capitalized $135.4 million and $99.0 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. In addition, during the first nine months of 2011 and 2010, the Company capitalized $118.8 million and $102.3 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets. During the nine months ended October 1, 2011 and October 2, 2010, the Company collected $222.1 million and $191.3 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer engineering, development and tooling costs related to long-term supply agreements is shown below (in millions):

	October 1,	December 31,
	2011	2010
Current	$122.3	$77.9
Long-term	64.3	75.3

Recoverable customer engineering, development and tooling	$186.6	$153.2

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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of property, plant and equipment is shown below (in millions):

	October 1,	December 31,
	2011	2010
Land	$107.8	$106.0
Buildings and improvements	399.8	360.6
Machinery and equipment	930.0	761.8
Construction in progress	15.8	5.7

Total property, plant and equipment	1,453.4	1,234.1
Less — accumulated depreciation	(395.3)	(239.4)

Net property, plant and equipment	$1,058.1	$994.7

Depreciation expense was $56.4 million and $51.7 million in the three months ended October 1, 2011 and October 2, 2010, respectively, and $168.2 million and $154.0 million in the nine months ended October 1, 2011 and October 2, 2010, respectively.
The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with GAAP. If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated by the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. The Company does not believe that there were any indicators that would have resulted in additional long-lived asset impairment charges as of October 1, 2011. The Company will, however, continue to assess the impact of any significant industry events and long-term automotive production estimates on the realization of its long-lived assets.
(6) Goodwill
A summary of the changes in the carrying amount of goodwill, all of which relates to the seating segment, for the nine months ended October 1, 2011, is shown below (in millions):

Balance as of January 1, 2011	$614.6
Acquisition	15.0
Foreign currency translation	2.4

Balance as of October 1, 2011	$632.0

Goodwill is not amortized but is tested for impairment on at least an annual basis. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment is more likely than not to have occurred. In conducting its impairment testing, the Company compares the fair value of each of its reporting units to the related net book value. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. The Company conducts its annual impairment testing as of the first day of its fourth quarter.
The Company does not believe that there were any indicators that would have resulted in goodwill impairment charges as of October 1, 2011. The Company will, however, continue to assess the impact of any significant industry events and long-term automotive production estimates on its recorded goodwill.
(7) Long-Term Debt
A summary of long-term debt and the related weighted average interest rates is shown below (in millions):

	October 1, 2011		December 31, 2010
	Long-Term	Weighted Average	Long-Term	Weighted Average
	Debt	Interest Rate	Debt	Interest Rate
7.875% Senior Notes due 2018	$347.8	8.00%	$347.7	8.00%
8.125% Senior Notes due 2020	347.4	8.25%	347.2	8.25%

Long-term debt	$695.2		$694.9

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
The indenture governing the Notes contains restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to: (i) incur additional debt, (ii) pay dividends and make other restricted payments, (iii) create or permit certain liens, (iv) issue or sell capital stock of the Company’s restricted subsidiaries, (v) use the proceeds from sales of assets and subsidiary stock, (vi) create or permit restrictions on the ability of the Company’s restricted subsidiaries to pay dividends or make other distributions to the Company, (vii) enter into transactions with affiliates, (viii) enter into sale and leaseback transactions and (ix) consolidate or merge or sell all or substantially all of the Company’s assets. The foregoing limitations are subject to exceptions as set forth in the Notes. In addition, if in the future the Notes have an investment grade credit rating from both Moody’s Investors Service and Standard & Poor’s Ratings Services and no default has occurred and is continuing, certain of these covenants will, thereafter, no longer apply to the Notes for so long as the Notes have an investment grade credit rating by both rating agencies. The indenture governing the Notes also contains customary events of default. As of October 1, 2011, the Company was in compliance with all covenants under the indenture governing the Notes.
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
Revolving Credit Facility
On June 17, 2011, the Company entered into an amendment and restatement of its senior secured credit agreement (the “Amended and Restated Credit Agreement”) to, among other things, (i) extend the maturity of the Company’s existing revolving credit facility from March 18, 2013 to June 17, 2016, (ii) increase the amount available under its existing revolving credit facility from $110 million to $500 million, (iii) adjust the interest rates payable on outstanding borrowings, as described below, and (iv) modify the covenants under the existing credit agreement to provide the Company with significant flexibility with respect to certain actions. In connection with this amendment and restatement, the Company paid debt issuance costs of $4.8 million in the second quarter of 2011. The revolving credit facility permits borrowings for general corporate and working capital purposes and the issuance of letters of credit. As of October 1, 2011, there were no borrowings outstanding under the revolving credit facility.
Advances under the revolving credit facility generally bear interest at a variable rate per annum equal to (i) the Eurocurrency Rate (as defined in the Amended and Restated Credit Agreement) plus an adjustable margin of 1.375% to 3.0% based on the Company’s corporate rating (2.25% as of October 1, 2011), payable on the last day of each applicable interest period but in no event less frequently than quarterly, or (ii) the Adjusted Base Rate (as defined in the Amended and Restated Credit Agreement) plus an adjustable margin of 0.375% to 2.0% based on the Company’s corporate rating (1.25% as of October 1, 2011), payable quarterly. A facility fee is payable which ranges from 0.375% to 0.50% of the total amount committed under the revolving credit facility.

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
The Amended and Restated Credit Agreement contains various customary representations, warranties and covenants by the Company, including, without limitation, (i) covenants regarding maximum leverage and minimum interest coverage, (ii) limitations on fundamental changes involving the Company or its subsidiaries and (iii) limitations on indebtedness, liens, investments and restricted payments. As of October 1, 2011, the Company was in compliance with all covenants under the agreement governing the Amended and Restated Credit Agreement.
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
(8) Pension and Other Postretirement Benefit Plans
Net Periodic Pension and Other Postretirement Benefit Cost
The components of the Company’s net periodic pension benefit cost are shown below (in millions):

	Three Months Ended				Nine Months Ended
	October 1, 2011		October 2, 2010		October 1, 2011		October 2, 2010
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$0.7	$1.7	$0.8	$1.2	$2.2	$5.0	$2.4	$3.5
Interest cost	5.8	6.4	5.8	5.9	17.5	19.1	17.4	17.7
Expected return on plan assets	(6.5)	(7.9)	(5.9)	(6.8)	(19.7)	(23.6)	(17.6)	(20.5)
Amortization of actuarial loss	—	0.1	—	—	—	0.2	—	—
Curtailment loss	—	—	—	3.5	—	—	—	3.5
Settlement gain	—	—	—	—	(0.1)	—	(0.1)	—

Net periodic benefit cost	$—	$0.3	$0.7	$3.8	$(0.1)	$0.7	$2.1	$4.2

The components of the Company’s net periodic other postretirement benefit cost are shown below (in millions):

	Three Months Ended				Nine Months Ended
	October 1, 2011		October 2, 2010		October 1, 2011		October 2, 2010
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$0.1	$0.4	$0.2	$0.2	$0.3	$0.8	$0.4	$0.6
Interest cost	1.4	0.8	1.3	0.9	4.1	2.8	4.0	2.7
Amortization of actuarial loss	—	0.1	—	—	0.2	0.1	—	—
Special termination benefits	—	—	—	—	—	—	—	0.1

Net periodic benefit cost	$1.5	$1.3	$1.5	$1.1	$4.6	$3.7	$4.4	$3.4

Contributions
Employer contributions to the Company’s domestic and foreign pension plans for the nine months ended October 1, 2011, were $16.3 million, in aggregate. The Company expects total contributions of approximately $30 to $35 million to its domestic and foreign pension plans, in aggregate, in 2011. The Company may elect to make contributions in excess of minimum funding requirements in response to investment performance or changes in interest rates or when the Company believes that it is financially advantageous to do so and based on its other cash requirements.
Employer contributions to the Company’s defined contribution retirement program for its salaried employees, determined as a percentage of each covered employee’s eligible compensation, for the nine months ended October 1, 2011, were $9.8 million. The Company expects total contributions of approximately $13 million to this program in 2011.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Recent Legislation
In March 2010, the Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act (the “Acts”) were signed into law. The Acts contain provisions that impact the Company’s accounting for retiree medical benefits. The impact of these provisions was not significant and was included in the determination of the Company’s other postretirement benefit plan obligation as of December 31, 2010. The Company will continue to assess the provisions of the Acts and may consider plan amendments to respond to the provisions of the Acts.
(9) Other Expense, Net
Other expense, net includes equity in net income of affiliates, non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the sales of assets and other miscellaneous income and expense. A summary of other expense, net is shown below (in millions):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Other expense	$13.0	$12.8	$18.4	$32.9
Other income	(4.5)	(9.8)	(12.7)	(31.4)

Other expense, net	$8.5	$3.0	$5.7	$1.5

For the three and nine months ended October 1, 2011, other income includes gains of $1.9 million and $5.8 million, respectively, related to affiliate transactions. For the three and nine months ended October 1, 2011, other income includes equity in net income of affiliates of $1.7 million and $9.6 million, respectively.
For the nine months ended October 2, 2010, other expense includes a loss on the extinguishment of debt of $11.8 million, resulting from the write-off of unamortized debt issuance costs. For the three and nine months ended October 2, 2010, other income includes equity in net income of affiliates of $8.7 million and $26.5 million, respectively.
(10) Income Taxes
The provision for income taxes was $31.0 million for the third quarter of 2011, representing an effective tax rate of 22.3% on pretax income of $139.1 million, as compared to $5.4 million for the third quarter of 2010, representing an effective tax rate of 5.2% on pretax income of $103.9 million. The provision for income taxes was $90.7 million for the nine months ended October 1, 2011, representing an effective tax rate of 16.6% on pretax income of $547.2 million, as compared to $29.1 million for the nine months ended October 2, 2010, representing an effective tax rate of 7.9% on a pretax income of $366.7 million.
In the first nine months of 2011, the provision for income taxes was impacted by the level and mix of earnings among tax jurisdictions, tax benefits of $22.9 million related to the reversal of full valuation allowances on the deferred tax assets of two foreign subsidiaries and an increase in tax expense related to the phase out of preferential tax holiday rates in several Chinese subsidiaries. The provision was also impacted by a portion of the Company’s restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In the first nine months of 2010, the provision for income taxes was impacted by the mix of earnings among tax jurisdictions, tax benefits of $32.8 million, including interest, related to reductions in recorded tax reserves and net tax benefits of $3.1 million related to restructuring, the reduction of a valuation allowance in a foreign subsidiary and various other items. The provision was also impacted by a portion of the Company’s restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Excluding these items, the effective tax rate in the first nine months of 2011 and 2010 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items.
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The Company was profitable in the first nine months of 2011 and in 2010 in the United States and in certain international jurisdictions for which it has provided a full valuation allowance against its deferred tax assets. If the Company continues to experience sustained levels of profitability in the United States and these international jurisdictions, its assessment of the need for a full valuation allowance with respect to the deferred tax assets in those jurisdictions could change. Any reduction to a valuation allowance will reduce the Company’s tax expense in the period in which such reduction occurs.
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
(11) Net Income Per Share Attributable to Lear
Basic net income per share attributable to Lear was computed using the two-class method by dividing net income attributable to Lear, after deducting undistributed earnings allocated to participating securities, by the average number of common shares outstanding during the period. Common shares issuable upon the satisfaction of certain conditions pursuant to a contractual agreement, such as those common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings, are considered common shares outstanding and are included in the computation of basic net income per share attributable to Lear. The Company’s preferred shares that were outstanding during a portion of 2010 were considered participating securities. There were no preferred shares outstanding during 2011 as all of the Company’s remaining preferred shares outstanding were converted into shares of common stock on November 10, 2010. For the three and nine months ended October 2, 2010, average participating securities outstanding were 2,367,115 and 4,480,401, respectively (such securities were convertible into 4,734,230 and 8,960,802 shares, respectively, of common stock after giving effect to the two-for-one stock split described in Note 12, “Comprehensive Income and Equity”).
Diluted net income per share attributable to Lear was computed using the treasury stock method by dividing net income attributable to Lear by the average number of common shares outstanding, including the dilutive effect of common stock equivalents using the average share price during the period.
A summary of information used to compute basic net income per share attributable to Lear is shown below (in millions, except share data):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Net income attributable to Lear	$100.7	$95.3	$434.2	$321.2
Less: Undistributed earnings allocated to participating securities	—	(4.3)	—	(28.5)

Net income available to Lear common shareholders	$100.7	$91.0	$434.2	$292.7

Average common shares outstanding (1)	103,356,696	99,332,230	104,363,937	91,952,210

Basic net income per share attributable to Lear (1)	$0.97	$0.92	$4.16	$3.18

(1)	2010 share and per share data has been retroactively adjusted to reflect the two-for-one stock split described in Note 12, “Comprehensive Income and Equity.”

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of information used to compute diluted net income per share attributable to Lear is shown below (in millions, except share data):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Net income attributable to Lear	$100.7	$95.3	$434.2	$321.2

Average common shares outstanding (1)	103,356,696	99,332,230	104,363,937	91,952,210
Dilutive effect of common stock equivalents (1)	2,452,053	8,884,432	2,795,339	16,149,572

Average diluted shares outstanding (1)	105,808,749	108,216,662	107,159,276	108,101,782

Diluted net income per share attributable to Lear (1)	$0.95	$0.88	$4.05	$2.97

(1)	2010 share and per share data has been retroactively adjusted to reflect the two-for-one stock split described in Note 12, “Comprehensive Income and Equity.”
The Company’s participating securities were convertible into common stock on a two-for-one basis, after giving effect to the two-for-one stock split described in Note 12, “Comprehensive Income and Equity,” and participated ratably with common stock on dividends. Accordingly, diluted net income per share attributable to Lear computed using the two-class method produced the same result.
(12) Comprehensive Income and Equity
Comprehensive Income
Comprehensive income is defined as all changes in the Company’s net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items recorded in equity are included in comprehensive income.
A summary of comprehensive income and reconciliations of equity, Lear Corporation stockholders’ equity and noncontrolling interests for the three and nine months ended October 1, 2011, is shown below (in millions):

	Three Months Ended October 1, 2011			Nine Months Ended October 1, 2011
		Attributable			Attributable
		to Lear Corporation	Non-controlling		to Lear Corporation	Non-controlling
	Equity	Stockholders	Interests	Equity	Stockholders	Interests
Beginning equity balance	$2,901.9	$2,792.7	$109.2	$2,568.8	$2,460.2	$108.6
Stock-based compensation transactions and other	10.3	10.3	—	25.8	25.8	—
Repurchase of common stock	(94.2)	(94.2)	—	(194.2)	(194.2)	—
Dividends declared to Lear Corporation stockholders	(13.2)	(13.2)	—	(40.0)	(40.0)	—
Dividends paid to noncontrolling interests	(0.3)	—	(0.3)	(18.5)	—	(18.5)
Addition to noncontrolling interests	—	—	—	2.4	—	2.4
Comprehensive income:
Net income	108.1	100.7	7.4	456.5	434.2	22.3
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	0.1	0.1	—	0.3	0.3	—
Derivative instruments and hedging activities	(51.9)	(51.9)	—	(45.0)	(45.0)	—
Foreign currency translation adjustments	(117.6)	(118.0)	0.4	(12.9)	(14.8)	1.9

Other comprehensive income (loss)	(169.4)	(169.8)	0.4	(57.6)	(59.5)	1.9

Comprehensive income (loss)	(61.3)	(69.1)	7.8	398.9	374.7	24.2

Ending equity balance	$2,743.2	$2,626.5	$116.7	$2,743.2	$2,626.5	$116.7

In the three months ended October 1, 2011, foreign currency translation adjustments relate primarily to the Euro.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of comprehensive income and reconciliations of equity, Lear Corporation stockholders’ equity and noncontrolling interests for the three and nine months ended October 2, 2010, is shown below (in millions):

	Three Months Ended October 2, 2010			Nine Months Ended October 2, 2010
		Attributable			Attributable
		to Lear Corporation	Non-controlling		to Lear Corporation	Non-controlling
	Equity	Stockholders	Interests	Equity	Stockholders	Interests
Beginning equity balance	$2,322.5	$2,214.5	$108.0	$2,181.8	$2,089.1	$92.7
Stock-based compensation transactions and other	4.0	4.0	—	13.1	13.1	—
Dividends paid to noncontrolling interests	(9.3)	—	(9.3)	(13.9)	—	(13.9)
Transaction with affiliates	—	—	—	6.5	—	6.5
Comprehensive income:
Net income	98.5	95.3	3.2	337.6	321.2	16.4
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	(1.9)	(1.9)	—	(2.1)	(2.1)	—
Derivative instruments and hedging activities	3.5	3.5	—	3.7	3.7	—
Foreign currency translation adjustments	120.7	119.0	1.7	11.3	9.4	1.9

Other comprehensive income	122.3	120.6	1.7	12.9	11.0	1.9

Comprehensive income	220.8	215.9	4.9	350.5	332.2	18.3

Ending equity balance	$2,538.0	$2,434.4	$103.6	$2,538.0	$2,434.4	$103.6

In the three months ended October 2, 2010, foreign currency translation adjustments relate primarily to the Euro.
Lear Corporation Stockholders’ Equity
Common Stock Share Repurchase Program — On February 16, 2011, the Company’s Board of Directors authorized a three year, $400 million common stock share repurchase program. Under this program, the Company may repurchase shares of its outstanding common stock from time to time in open market or privately negotiated transactions at prices, times and amounts to be determined by the Company. The common stock repurchase authorization expires on February 16, 2014. In the first nine months of 2011, the Company repurchased 4,082,523 shares of its outstanding common stock at an average purchase price of $47.57 per share, excluding commissions, (shares and price per share have been retroactively adjusted to reflect the two-for-one stock split discussed below) for an aggregate purchase price of $194.2 million and may repurchase an additional $205.8 million in shares of its outstanding common stock under this program. The extent to which the Company will repurchase its outstanding common stock and the timing of such repurchases will depend upon its financial condition, prevailing market conditions, alternative uses of capital and other factors. In addition, the Company’s amended and restated credit facility and indentures governing the Notes place certain limitations on the repurchase of common shares.
In addition to shares repurchased under the Company’s common stock share repurchase program described above, the Company classified shares withheld from the settlement of the Company’s restricted stock unit awards to cover minimum tax withholding requirements as common stock held in treasury in the accompanying condensed consolidated balance sheets as of October 1, 2011 and December 31, 2010.
Stock Split — On February 16, 2011, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock. On March 17, 2011, as a result of the stock split, stockholders of record as of the close of business on March 4, 2011, received one additional share of common stock for every one share of the common stock held by the stockholders of record. The Company recorded a transfer from additional paid-in-capital to common stock of $0.5 million, representing $0.01 par value of each share of common stock issued. In addition, as a result of the stock split, warrant holders are entitled to exercise each warrant for two shares of common stock at an exercise price of $0.005 per share of common stock. Except as otherwise expressly stated, all issued common stock shares and per share amounts presented in the accompanying condensed consolidated financial statements have been retroactively adjusted to reflect the stock split for all periods presented.
Quarterly Dividend — The Company’s Board of Directors declared quarterly cash dividends of $0.125 per share of common stock in the first, second and third quarters of 2011. Declared dividends totaled $40.0 million, in aggregate, of which $38.3 million was paid in 2011. Dividends payable on common shares to be distributed under the Company’s stock-based compensation program and common

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings will be paid when such common shares are distributed.
Noncontrolling Interests
In the nine months ended October 1, 2011, addition to noncontrolling interests reflects the acquisition of a controlling interest in an affiliate previously accounted for under the equity method. In the nine months ended October 2, 2010, transaction with affiliates reflects the sale of noncontrolling interests in two previously wholly owned subsidiaries.
(13) Legal and Other Contingencies
As of October 1, 2011 and December 31, 2010, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $17.2 million and $23.4 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.
On October 5, 2011, a plaintiff filed a putative class action complaint in United States district court against the Company and several other global suppliers of automotive wire harnesses alleging violations of federal and state antitrust and related laws. Since that time, several other plaintiffs have filed substantially similar class action complaints against the Company and these and other suppliers and individuals, and it is possible that additional similar lawsuits may be filed in the future. Plaintiffs claim that they are indirect purchasers of automotive wire harnesses supplied by the Company and/or the other defendants in vehicles purchased or leased by the plaintiffs for personal use or for resale. The complaints allege that the defendants conspired to fix prices at which automotive wire harnesses were sold and that this had an anticompetitive effect upon interstate commerce in the United States. The complaints further allege that defendants fraudulently concealed their alleged conspiracy. The plaintiffs in these proceedings seek injunctive relief and recovery of an unspecified amount of damages, as well as costs and expenses relating to the proceedings, including attorneys’ fees. One plaintiff has filed a motion with the Judicial Panel on Multidistrict Litigation requesting that these separate civil proceedings be consolidated into one proceeding before the U.S. District Court for the Eastern District of Michigan. Responses to this motion are due in November 2011. The ultimate outcome of this litigation, and consequently, an estimate of the possible loss, if any, related to this litigation cannot reasonably be determined at this time. However, the Company believes the plaintiffs’ allegations against it are without merit and intends to vigorously defend itself in these proceedings.
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of the changes in reserves for product liability and warranty claims for the nine months ended October 1, 2011, is shown below (in millions):

Balance as of January 1, 2011	$43.6
Expense, net (including changes in estimates)	1.5
Settlements	(5.8)
Foreign currency translation and other	0.7

Balance as of October 1, 2011	$40.0

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
As of October 1, 2011 and December 31, 2010, the Company had recorded environmental reserves of $2.9 million and $2.7 million, respectively. While the Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows, no assurance can be given in this regard.
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
The Company evaluates the performance of its operating segments based primarily on (i) revenues from external customers, (ii) pretax income before interest and other expense, net (“segment earnings”) and (iii) cash flows, being defined as segment earnings less capital expenditures plus depreciation and amortization. A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended October 1, 2011
	Seating	EPMS	Other	Consolidated
Revenues from external customers	$2,687.8	$772.2	$—	$3,460.0
Segment earnings(1)	169.9	40.6	(52.0)	158.5
Depreciation and amortization	36.6	25.0	1.9	63.5
Capital expenditures	56.1	33.7	1.7	91.5
Total assets	3,919.4	1,313.5	1,983.0	7,215.9

	Three Months Ended October 2, 2010
	Seating	EPMS	Other	Consolidated
Revenues from external customers	$2,208.7	$611.6	$—	$2,820.3
Segment earnings(1)	139.8	24.3	(45.3)	118.8
Depreciation and amortization	36.2	20.9	1.6	58.7
Capital expenditures	24.1	13.4	1.4	38.9
Total assets	3,633.3	1,098.1	1,904.9	6,636.3

	Nine Months Ended October 1, 2011
	Seating	EPMS	Other	Consolidated
Revenues from external customers	$8,272.7	$2,375.3	$—	$10,648.0
Segment earnings(1)	601.8	133.2	(157.2)	577.8
Depreciation and amortization	111.7	72.1	5.5	189.3
Capital expenditures	135.5	107.9	4.3	247.7
Total assets	3,919.4	1,313.5	1,983.0	7,215.9

	Nine Months Ended October 2, 2010
	Seating	EPMS	Other	Consolidated
Revenues from external customers	$6,929.7	$1,868.4	$—	$8,798.1
Segment earnings(1)	496.7	73.4	(157.7)	412.4
Depreciation and amortization	107.6	62.1	4.6	174.3
Capital expenditures	71.1	40.0	4.2	115.3
Total assets	3,633.3	1,098.1	1,904.9	6,636.3

(1)	See definition above.
For the three months ended October 1, 2011, segment earnings include restructuring charges (credits) of $8.6 million, $0.8 million and ($0.1) million in the seating and EPMS segments and in the other category, respectively. For the nine months ended October 1, 2011, segment earnings include restructuring charges of $12.0 million and $1.9 million in the seating and EPMS segments, respectively. For the three months ended October 2, 2010, segment earnings include restructuring charges of $24.0 million, $1.0 million and $0.6 million in the seating and EPMS segments and in the other category, respectively. For the nine months ended October 2, 2010, segment earnings include restructuring charges of $32.9 million, $15.2 million and $1.8 million in the seating and EPMS segments and in the other category, respectively. See Note 2, “Restructuring Activities.”
A reconciliation of consolidated segment earnings to consolidated income before provision for income taxes is shown below (in millions):

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Segment earnings	$158.5	$118.8	$577.8	$412.4
Interest expense	10.9	11.9	24.9	44.2
Other expense, net	8.5	3.0	5.7	1.5

Consolidated income before provision for income taxes	$139.1	$103.9	$547.2	$366.7

(15) Financial Instruments
The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to the quoted market prices of these securities. As of October 1, 2011, the aggregate carrying value of the Company’s Notes was $695.2 million, as compared to an estimated aggregate fair value of $742.0 million. As of December 31, 2010, the aggregate carrying value of the Company’s Notes was $694.9 million, as compared to an estimated aggregate fair value of $755.6 million.
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
Foreign exchange — The Company uses forward foreign exchange, futures and option contracts to reduce the effect of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. Currently, the principal currencies hedged by the Company include the Mexican peso, various European currencies and the Chinese renminbi. Forward foreign exchange, futures and option contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or relates to the variability of cash flows to be received or paid. As of October 1, 2011 and December 31, 2010, contracts designated as cash flow hedges with $509.4 million and $174.7 million, respectively, of notional amount were outstanding with maturities of less than 18 months and 12 months, respectively. As of October 1, 2011 and December 31, 2010, the fair value of these contracts was approximately ($45.6) million and ($1.3) million, respectively. As of October 1, 2011 and December 31, 2010, other foreign currency derivative contracts that did not qualify for hedge accounting with $57.0 million and $140.6 million, respectively, of notional amount were outstanding. These foreign currency derivative contracts consist principally of hedges of cash transactions of up to three months, hedges of intercompany loans and hedges of certain other balance sheet exposures. As of October 1, 2011 and December 31, 2010, the fair value of these contracts was $0.7 million and $0.4 million, respectively.
The fair value of outstanding foreign currency derivative contracts and the related classification in the accompanying condensed consolidated balance sheets as of October 1, 2011 and December 31, 2010, are shown below (in millions):

	October 1,	December 31,
	2011	2010
Contracts qualifying for hedge accounting:
Other current assets	$0.6	$0.2
Other current liabilities	(37.5)	(1.5)
Other long-term liabilities	(8.7)	—

	(45.6)	(1.3)

Contracts not qualifying for hedge accounting:
Other current assets	1.0	0.7
Other current liabilities	(0.3)	(0.3)

	0.7	0.4

	$(44.9)	$(0.9)

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Pretax amounts related to foreign currency derivative contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Contracts qualifying for hedge accounting:
Gains (losses) recognized in accumulated other comprehensive loss	$(55.2)	$5.7	$(45.8)	$10.5
(Gains) losses reclassified from accumulated other comprehensive loss	3.9	(2.2)	1.6	(6.8)

Comprehensive income (loss)	$(51.3)	$3.5	$(44.2)	$3.7

For the three and nine months ended October 1, 2011, net sales includes losses of ($0.8) million and ($1.0) million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts. For the three and nine months ended October 1, 2011, cost of sales includes losses of ($3.1) million and ($0.6) million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts. For the three and nine months ended October 2, 2010, net sales includes losses of ($0.5) million and ($0.2) million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts. For the three and nine months ended October 2, 2010, cost of sales includes gains of $2.7 million and $7.0 million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts.
Interest rate — Historically, the Company used interest rate swap and other derivative contracts to manage its exposure to fluctuations in interest rates. Interest rate swap and other derivative contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments were accounted for as cash flow hedges. Interest rate swap contracts which hedge the change in fair value of certain fixed rate debt instruments were accounted for as fair value hedges. As of October 1, 2011 and December 31, 2010, there were no interest rate contracts outstanding. The Company will continue to evaluate, and may use derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage its exposures to fluctuations in interest rates in the future.
Commodity prices — The Company uses derivative instruments to reduce its exposure to fluctuations in copper prices. These derivative instruments are utilized to hedge forecasted inventory purchases and to the extent that they qualify and meet hedge accounting criteria, they are accounted for as cash flow hedges. Commodity swap contracts that are not designated as cash flow hedges are marked to market with changes in fair value recognized immediately in the condensed consolidated statements of income. See Note 9, “Other Expense, Net.” As of October 1, 2011, commodity swap contracts with $7.0 million of notional amount were outstanding with maturities of 12 months. As of October 1, 2011, the fair market value of these contracts was ($0.8) million. As of December 31, 2010, there were no commodity swap contracts outstanding.
The fair value of outstanding commodity swap contracts and the related classification in the accompanying condensed consolidated balance sheet as of October 1, 2011, are shown below (in millions):

October 1,
2011
Contracts qualifying for hedge accounting:
Other current liabilities	$(0.8)

Pretax amounts related to commodity swap contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	October 1, 2011
	Three Months	Nine Months
	Ended	Ended
Contracts qualifying for hedge accounting:
Losses recognized in accumulated other comprehensive loss	$(0.7)	$(0.9)
Losses reclassified from accumulated other comprehensive loss	0.1	0.1

Comprehensive loss	$(0.6)	$(0.8)

As of October 1, 2011 and December 31, 2010, net losses of approximately $46.4 million and $1.3 million, respectively, related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. During the twelve month period ending October 1, 2012, the Company expects to reclassify into earnings net losses of approximately $37.7 million recorded in accumulated other comprehensive loss as of October 1, 2011. Such losses will be reclassified at the time that the underlying hedged transactions are realized. For the three and nine months ended October 1, 2011, other expense, net includes gains (losses) of ($2.1) million and $5.0 million, respectively, related to changes in the fair value of foreign currency derivative contracts that did not qualify for hedge accounting. For the three and nine months ended October 1, 2011 and October 2, 2010, other gains and losses recognized in other expense, net in the accompanying condensed consolidated statements of income related to changes in the fair value of cash flow and fair value hedges excluded from the Company’s effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.
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
Items measured at fair value on a recurring basis — Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of October 1, 2011 and December 31, 2010, are shown below (in millions):

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	October 1, 2011
		Asset	Valuation
	Frequency	(Liability)	Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts	Recurring	$(44.9)	Market/Income	$—	$(44.9)	$—
Commodity swap contracts	Recurring	$(0.8)	Market/Income	$—	$(0.8)	$—

	December 31, 2010
			Valuation
	Frequency	Liability	Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts	Recurring	$(0.9)	Market/Income	$—	$(0.9)	$—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, these discount rates are adjusted by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. To estimate this credit spread, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy, to the extent that such adjustment is necessary. As of October 1, 2011 and December 31, 2010, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy during the first half of 2011.
Items measured at fair value on a non-recurring basis — The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. In the first nine months of 2011, there were no significant non-recurring fair value adjustments.
(16) Accounting Pronouncements
Goodwill Impairment
The Financial Accounting Standards Board (“FASB”) amended ASC 350, “Intangibles — Goodwill and Other,” with Accounting Standards Update (“ASU”) 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” This update requires that step 2 of the goodwill impairment test (i.e., measurement and recognition of an impairment loss) be performed if a reporting unit has a carrying value equal to or less than zero and qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The provisions of this update are effective for annual reporting periods beginning after December 15, 2010. The Company’s annual goodwill impairment test is conducted as of the first day of its fourth quarter. The Company does not expect the effects of adoption to be significant.
The FASB amended ASC 350, “Intangibles — Goodwill and Other,” with ASU 2011-08, “Testing Goodwill for Impairment.” This update provides entities with the option to perform a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the two-step impairment test would be required. Otherwise, no further goodwill impairment testing would be required. The provisions of this update are effective for annual and interim testing periods beginning after December 15, 2011; however, early adoption is permitted. The Company expects to adopt the provisions of this ASU in connection with its 2011 annual goodwill impairment test, conducted as of the first day of its fourth quarter, and does not expect the effects of adoption to be significant.
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
Multiemployer Pension Plans
The FASB amended ASC 715-80, “Compensation — Retirement Benefits — Multiemployer Plans,” with ASU 2011-09, “Disclosures about an Employer’s Participation in a Multiemployer Plan.” This update requires additional qualitative and quantitative disclosures about an employer’s participation in significant multiemployer plans that offer pension or other postretirement benefits. The provisions of this update are effective for annual reporting periods ending after December 15, 2011, with early adoption permitted. The Company is currently evaluating the impact of this update on its annual financial statement disclosures and does not expect the effects of adoption to be significant.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(17) Supplemental Guarantor Condensed Consolidating Financial Statements

	October 1, 2011
			Non-
	Lear	Guarantors	guarantors	Eliminations	Consolidated
		(Unaudited; in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$800.8	$0.2	$875.5	$—	$1,676.5
Accounts receivable	35.5	369.1	1,677.7	—	2,082.3
Inventories	7.7	259.9	441.3	—	708.9
Other	105.9	34.5	383.6	—	524.0

Total current assets	949.9	663.7	3,378.1	—	4,991.7

LONG-TERM ASSETS:
Property, plant and equipment, net	90.9	166.1	801.1	—	1,058.1
Goodwill	23.5	303.9	304.6	—	632.0
Investments in subsidiaries	781.8	572.4	—	(1,354.2)	—
Other	108.9	29.4	395.8	—	534.1

Total long-term assets	1,005.1	1,071.8	1,501.5	(1,354.2)	2,224.2

	$1,955.0	$1,735.5	$4,879.6	$(1,354.2)	$7,215.9

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and drafts	$96.9	$556.9	$1,546.0	$—	$2,199.8
Accrued liabilities	99.1	174.4	769.3	—	1,042.8

Total current liabilities	196.0	731.3	2,315.3	—	3,242.6

LONG-TERM LIABILITIES:
Long-term debt	695.2	—	—	—	695.2
Intercompany accounts, net	(1,710.9)	624.3	1,086.6	—	—
Other	148.2	102.0	284.7	—	534.9

Total long-term liabilities	(867.5)	726.3	1,371.3	—	1,230.1

EQUITY:
Lear Corporation stockholders’ equity	2,626.5	277.9	1,076.3	(1,354.2)	2,626.5
Noncontrolling interests	—	—	116.7	—	116.7

Equity	2,626.5	277.9	1,193.0	(1,354.2)	2,743.2

	$1,955.0	$1,735.5	$4,879.6	$(1,354.2)	$7,215.9

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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(17) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Three Months Ended October 1, 2011
			Non-
	Lear	Guarantors	guarantors	Eliminations	Consolidated
		(Unaudited; in millions)
Net sales	$93.1	$1,340.2	$3,058.9	$(1,032.2)	$3,460.0

Cost of sales	112.1	1,227.9	2,871.7	(1,032.2)	3,179.5
Selling, general and administrative expenses	36.7	12.5	65.7	—	114.9
Amortization of intangible assets	0.3	0.1	6.7	—	7.1
Intercompany charges	0.5	0.3	(0.8)	—	—
Interest expense	0.5	6.4	4.0	—	10.9
Other intercompany (income) expense, net	(78.3)	46.9	31.4	—	—
Other expense, net	10.8	11.6	(13.9)	—	8.5

Consolidated income before provision for income taxes	10.5	34.5	94.1	—	139.1
Provision for income taxes	4.1	(0.2)	27.1	—	31.0
Equity in net income of subsidiaries	(94.3)	—	—	94.3	—

Consolidated net income	100.7	34.7	67.0	(94.3)	108.1
Less: Net income attributable to noncontrolling interests	—	—	7.4	—	7.4

Net income attributable to Lear	$100.7	$34.7	$59.6	$(94.3)	$100.7

	For the Three Months Ended October 2, 2010
			Non-
	Lear	Guarantors	guarantors	Eliminations	Consolidated
		(Unaudited; in millions)
Net sales	$89.5	$1,077.4	$2,470.3	$(816.9)	$2,820.3

Cost of sales	107.9	956.7	2,336.8	(816.9)	2,584.5
Selling, general and administrative expenses	34.3	10.4	65.3	—	110.0
Amortization of intangible assets	0.4	0.1	6.5	—	7.0
Intercompany charges	0.4	0.4	(0.8)	—	—
Interest expense	(4.9)	9.8	7.0	—	11.9
Other intercompany (income) expense, net	(12.5)	10.8	1.7	—	—
Other expense, net	(0.3)	(1.3)	4.6	—	3.0

Consolidated income before provision for income taxes	(35.8)	90.5	49.2	—	103.9
Provision for income taxes	(0.7)	—	6.1	—	5.4
Equity in net income of subsidiaries	(130.4)	(12.6)	—	143.0	—

Consolidated net income	95.3	103.1	43.1	(143.0)	98.5
Less: Net income attributable to noncontrolling interests	—	—	3.2	—	3.2

Net income attributable to Lear	$95.3	$103.1	$39.9	$(143.0)	$95.3

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(17) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Nine Months Ended October 1, 2011
			Non-
	Lear	Guarantors	guarantors	Eliminations	Consolidated
		(Unaudited; in millions)
Net sales	$272.1	$3,918.1	$9,546.8	$(3,089.0)	$10,648.0

Cost of sales	342.0	3,572.1	8,872.4	(3,089.0)	9,697.5
Selling, general and administrative expenses	116.6	35.9	199.1	—	351.6
Amortization of intangible assets	0.9	0.3	19.9	—	21.1
Intercompany charges	3.2	1.2	(4.4)	—	—
Interest expense	(0.5)	18.0	7.4	—	24.9
Other intercompany (income) expense, net	(252.9)	137.3	115.6	—	—
Other expense, net	5.5	13.4	(13.2)	—	5.7

Consolidated income before provision for income taxes	57.3	139.9	350.0	—	547.2
Provision for income taxes	12.6	2.4	75.7	—	90.7
Equity in net income of subsidiaries	(389.5)	(110.1)	—	499.6	—

Consolidated net income	434.2	247.6	274.3	(499.6)	456.5
Less: Net income attributable to noncontrolling interests	—	—	22.3	—	22.3

Net income attributable to Lear	$434.2	$247.6	$252.0	$(499.6)	$434.2

	For the Nine Months Ended October 2, 2010
			Non-
	Lear	Guarantors	guarantors	Eliminations	Consolidated
		(Unaudited; in millions)
Net sales	$208.1	$3,267.5	$7,888.5	$(2,566.0)	$8,798.1

Cost of sales	267.8	2,934.6	7,378.3	(2,566.0)	8,014.7
Selling, general and administrative expenses	118.9	39.8	192.0	—	350.7
Amortization of intangible assets	1.0	0.3	19.0	—	20.3
Intercompany charges	2.8	1.3	(4.1)	—	—
Interest expense	(12.0)	34.1	22.1	—	44.2
Other intercompany (income) expense, net	(86.9)	31.5	55.4	—	—
Other expense, net	13.2	(8.6)	(3.1)	—	1.5

Consolidated income before provision for income taxes	(96.7)	234.5	228.9	—	366.7
Provision for income taxes	4.3	—	24.8	—	29.1
Equity in net income of subsidiaries	(422.2)	(79.5)	—	501.7	—

Consolidated net income	321.2	314.0	204.1	(501.7)	337.6
Less: Net income attributable to noncontrolling interests	—	—	16.4	—	16.4

Net income attributable to Lear	$321.2	$314.0	$187.7	$(501.7)	$321.2

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(17) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Nine Months Ended October 1, 2011
			Non-
	Lear	Guarantors	guarantors	Eliminations	Consolidated
		(Unaudited; in millions)
Net cash provided by operating activities	$132.7	$115.6	$268.2	$—	$516.5
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(7.5)	(48.5)	(191.7)	—	(247.7)
Other, net	23.6	2.2	(2.9)	—	22.9

Net cash used in investing activities	16.1	(46.3)	(194.6)	—	(224.8)

Cash Flows from Financing Activities:
Other long-term debt repayments, net	—	—	(1.1)	—	(1.1)
Short-term debt repayments, net	—	—	(4.2)	—	(4.2)
Payment of debt issuance costs	(4.8)	—	—	—	(4.8)
Repurchase of common stock	(194.2)	—	—	—	(194.2)
Dividends paid to Lear Corporation stockholders	(38.3)	—	—	—	(38.3)
Dividends paid to noncontrolling interests	—	—	(18.5)	—	(18.5)
Other	(3.5)	—	0.1	—	(3.4)
Change in intercompany accounts	84.0	(69.5)	(14.5)	—	—

Net cash used in financing activities	(156.8)	(69.5)	(38.2)	—	(264.5)

Effect of foreign currency translation	—	—	(4.8)	—	(4.8)

Net Change in Cash and Cash Equivalents	(8.0)	(0.2)	30.6	—	22.4
Cash and Cash Equivalents as of Beginning of Period	808.8	0.4	844.9	—	1,654.1

Cash and Cash Equivalents as of End of Period	$800.8	$0.2	$875.5	$—	$1,676.5

	For the Nine Months Ended October 2, 2010
			Non-
	Lear	Guarantors	guarantors	Eliminations	Consolidated
		(Unaudited; in millions)
Net cash provided by operating activities	$(68.1)	$266.6	$185.6	$—	$384.1
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(8.7)	(30.1)	(76.5)	—	(115.3)
Other, net	—	2.1	—	—	2.1

Net cash used in investing activities	(8.7)	(28.0)	(76.5)	—	(113.2)

Cash Flows from Financing Activities:
Proceeds from the issuance of senior notes	694.5	—	—	—	694.5
First lien credit agreement repayments	(375.0)	—	—	—	(375.0)
Second lien credit agreement repayments	(550.0)	—	—	—	(550.0)
Other long-term debt repayments, net	—	—	(9.2)	—	(9.2)
Short-term debt repayments, net	—	—	(33.8)	—	(33.8)
Payment of debt issuance costs	(17.6)	—	—	—	(17.6)
Dividends paid to noncontrolling interests	—	—	(13.9)	—	(13.9)
Other	(3.4)	—	—	—	(3.4)
Change in intercompany accounts	544.1	(238.1)	(306.0)	—	—

Net cash used in financing activities	292.6	(238.1)	(362.9)	—	(308.4)

Effect of foreign currency translation	2.2	(0.5)	(4.7)	—	(3.0)

Net Change in Cash and Cash Equivalents	218.0	—	(258.5)	—	(40.5)
Cash and Cash Equivalents as of Beginning of Period	584.9	0.1	969.0	—	1,554.0

Cash and Cash Equivalents as of End of Period	$802.9	$0.1	$710.5	$—	$1,513.5

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
Selling, General and Administrative Expenses — Corporate and division selling, general and administrative expenses are allocated to the operating subsidiaries based on various factors, which estimate usage of particular corporate and division functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries. During the three months ended October 1, 2011 and October 2, 2010, $5.4 million and $2.2 million, respectively, of selling, general and administrative expenses were allocated from Lear. During the nine months ended October 1, 2011 and October 2, 2010, $15.6 million and $5.5 million, respectively, of selling, general and administrative expenses were allocated from Lear.
Long-Term Debt of Lear and the Guarantors — A summary of long-term debt of Lear and the Guarantors on a combined basis is shown below (in millions):

	October 1,	December 31,
	2011	2010
Senior notes	$695.2	$694.9

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
During this period, industry production in North America and Europe experienced the steepest peak-to-trough declines in history. In North America, industry production declined over 40% — from a peak of 15.0 million units in 2007 to a trough of 8.6 million units in 2009. In Europe, industry production declined over 20% — from a peak of 20.2 million units in 2007 to a trough of 15.6 million units in 2009.
The year ended December 31, 2010, saw a significant improvement in industry production volumes globally. This trend continued in the first nine months of 2011. North American industry production increased by approximately 8% and European industry production increased by approximately 5% as compared to the first nine months of 2010 to 9.6 million units and 13.7 million units, respectively.
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
Our customers require us to reduce our prices over the life of a vehicle model and, at the same time, assume significant responsibility for the design, development and engineering of our products. Our financial performance is largely dependent on our ability to achieve product cost reductions through design enhancement and supply chain management, as well as manufacturing efficiencies and restructuring actions. We also seek to enhance our financial performance by investing in product development, design capabilities and new product initiatives that respond to the needs of our customers and consumers. We continually evaluate operational and strategic alternatives to align our business with the changing needs of our customers, improve our business structure and lower our operating costs.
Our material cost as a percentage of net sales was 68.6% in the first nine months of 2011, as compared to 67.9% in 2010 and 69.0% in 2009. Raw material, energy and commodity costs have been volatile over the past several years. Unfavorable industry conditions over the last several years also have resulted in financial distress within our supply base and an increase in the risk of supply disruption. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase

LEAR CORPORATION
commitments, financial hedges for certain commodities and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. These costs remain volatile and could have an adverse impact on our operating results in the foreseeable future.
We have assessed the impact on our business of the earthquake and tsunami in Japan that occurred in March 2011. We do not have any production facilities in Japan, and our sales in Japan have not been significant historically, with sales in Japan representing only 1.6% of total sales in 2010. The earthquake and tsunami, however, have adversely impacted portions of the automotive industry outside of Japan, leading to intermittent customer production downtime and continued shortages of certain electronic components. We do not anticipate a material impact on our results of operations for the full year from these events.
See “– Forward-Looking Statements” below and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended April 2, 2011.
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
In the first nine months of 2011, we incurred additional restructuring costs of approximately $13 million and related manufacturing inefficiency charges of approximately $1 million as we continue to restructure our global operations and aggressively reduce our costs. Cash expenditures related to our restructuring actions totaled $22 million in the first nine months of 2011.
Through 2010, our restructuring strategy has resulted in the closure of 44 manufacturing and 11 administrative facilities and a current footprint with more than 80% of our component facilities and more than 90% of our related employment in 20 low-cost countries. We expect elevated restructuring actions and related investments to total approximately $100 million in 2011 and to moderate thereafter.
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

LEAR CORPORATION
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
Share Repurchase Program, Stock Split and Quarterly Cash Dividend
In February 2011, our Board of Directors authorized a three year, $400 million common stock share repurchase program and declared a two-for-one stock split of our common stock. In February, May and August 2011, our Board of Directors declared a quarterly cash dividend of $0.125 per share of common stock. For further information, see “— Liquidity and Capital Resources — Capitalization,” and Note 12, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report.
Other Matters
In the three and nine months ended October 1, 2011, we recognized gains of $2 million and $6 million, respectively, related to affiliate transactions. In the three and nine months ended October 1, 2011, we recognized tax benefits of $3 million and $23 million, respectively, primarily related to the reversal of full valuation allowances on the deferred tax assets of two foreign subsidiaries. In the three and nine months ended October 1, 2011, we recorded a loss, net of expected insurance recoveries, of approximately $1 million, related to the destruction of assets caused by a fire at one of our European production facilities. In addition, we will incur incremental costs in the fourth quarter of 2011 due to the loss of this facility; however, we do not anticipate a material impact on our results of operations for the full year. Any insurance proceeds in excess of the book value of the destroyed assets will be recorded when all contingencies related to the insurance claim are resolved.
In the nine months ended October 2, 2010, we recognized a loss on the extinguishment of debt of approximately $12 million, resulting from the write-off of unamortized debt issuance costs in conjunction with the issuance of our senior unsecured notes. In the three months ended October 2, 2010, we recognized tax benefits of $2 million related to restructuring and the reduction of a valuation allowance in a foreign subsidiary. In the nine months ended October 2, 2010, we recognized tax benefits of $33 million related to reductions in recorded tax reserves, as well as net tax benefits of $3 million related to restructuring, the reduction of a valuation allowance in a foreign subsidiary and various other items.
As discussed above, our results for the three and nine months ended October 1, 2011 and October 2, 2010, reflect the following items (in millions):

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Costs related to restructuring actions, including manufacturing inefficiencies of $1 million in the nine months ended October 1, 2011, and $1 million and $3 million in the three and nine months ended October 2, 2010, respectively	$9	$27	$14	$53
Loss on extinguishment of debt	—	—	—	12
Gain related to affiliate transactions	(2)	—	(6)	—
Tax benefits, net	(3)	(2)	(23)	(36)
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

LEAR CORPORATION
RESULTS OF OPERATIONS
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three Months Ended				Nine Months Ended
	October 1,		October 2,		October 1,		October 2,
	2011		2010		2011		2010
Net sales
Seating systems	$2,687.8	77.7%	$2,208.7	78.3%	$8,272.7	77.7%	$6,929.7	78.8%
Electrical power management systems	772.2	22.3	611.6	21.7	2,375.3	22.3	1,868.4	21.2

Net sales	3,460.0	100.0	2,820.3	100.0	10,648.0	100.0	8,798.1	100.0
Cost of sales	3,179.5	91.9	2,584.5	91.6	9,697.5	91.1	8,014.7	91.1

Gross profit	280.5	8.1	235.8	8.4	950.5	8.9	783.4	8.9
Selling, general and administrative expenses	114.9	3.3	110.0	3.9	351.6	3.3	350.7	4.0
Amortization of intangible assets	7.1	0.2	7.0	0.3	21.1	0.2	20.3	0.2
Interest expense	10.9	0.3	11.9	0.4	24.9	0.2	44.2	0.5
Other expense, net	8.5	0.3	3.0	0.1	5.7	0.1	1.5	—
Provision for income taxes	31.0	0.9	5.4	0.2	90.7	0.8	29.1	0.3
Net income attributable to noncontrolling interests	7.4	0.2	3.2	0.1	22.3	0.2	16.4	0.2

Net income attributable to Lear	$100.7	2.9%	$95.3	3.4%	$434.2	4.1%	$321.2	3.7%

Three Months Ended October 1, 2011 vs. Three Months Ended October 2, 2010
Net sales in the third quarter of 2011 were $3.5 billion, as compared to $2.8 billion in the third quarter of 2010, an increase of $640 million or 22.7%. The impact of new business, improved production volumes on Lear platforms and net foreign exchange rate fluctuations positively impacted net sales by $280 million, $167 million and $153 million, respectively.
Cost of sales in the third quarter of 2011 was $3.2 billion, as compared to $2.6 billion in the third quarter of 2010. This increase is largely due to the impact of new business, net foreign exchange rate fluctuations and improved production volumes on Lear platforms and is consistent with the increase in net sales.
Gross profit and gross margin were $281 million and 8.1% in the quarter ended October 1, 2011, as compared to $236 million and 8.4% in the quarter ended October 2, 2010. The impact of improved production volumes on Lear platforms and new business positively impacted gross profit by $60 million. The impact of selling price reductions, as well as higher launch and commodity costs, was partially offset by favorable operating performance and the benefit of operational restructuring actions. In addition, gross profit includes operational restructuring costs of $10 million in the third quarter of 2011, as compared to $25 million in the third quarter of 2010.
Selling, general and administrative expenses, including engineering and development expenses, were $115 million in the three months ended October 1, 2011, as compared to $110 million in the three months ended October 2, 2010. The increase in selling, general and administrative expenses was primarily due to higher compensation-related costs and net foreign exchange rate fluctuations, partially offset by a decrease in engineering and development expenses. As a percentage of net sales, selling, general and administrative expenses declined to 3.3% in the third quarter of 2011, as compared to 3.9% in the third quarter of 2010, due to the increase in net sales.
Amortization of intangible assets was $7 million in the third quarters of 2011 and 2010.
Interest expense was $11 million in the third quarter of 2011, as compared to $12 million in the third quarter of 2010.
Other expense, net, which includes equity in net income of affiliates, non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the sales of assets and other miscellaneous income and expense, was expense of $9 million in the third quarter of 2011, as compared to $3 million in the third quarter of 2010. The increase in other expense was primarily due to reduced net income from affiliates.
The provision for income taxes was $31 million for the third quarter of 2011, representing an effective tax rate of 22.3% on pretax income of $139 million, as compared to $5 million for the third quarter of 2010, representing an effective tax rate of 5.2% on a pretax

LEAR CORPORATION
income of $104 million. In the third quarter of 2011, the provision for income taxes was impacted by the level and mix of earnings among tax jurisdictions, a tax benefit of $3 million related to the reversal of a full valuation allowance on the deferred tax assets of a foreign subsidiary and an increase in tax expense related to the phase out of preferential tax holiday rates in several Chinese subsidiaries. The provision was also impacted by a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In the third quarter of 2010, the provision for income taxes was impacted by the mix of earnings among tax jurisdictions, as well as tax benefits of $2 million related to restructuring and the reduction of a valuation allowance in a foreign subsidiary. The provision was also impacted by a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Excluding these items, the effective tax rate in the third quarters of 2011 and 2010 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items.
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
We were profitable in the first nine months of 2011 and in 2010 in the United States and in certain international jurisdictions for which we have provided a full valuation allowance against our deferred tax assets. If we continue to experience sustained levels of profitability in the United States and these international jurisdictions, our assessment of the need for a full valuation allowance with respect to the deferred tax assets in those jurisdictions could change. Any reduction to a valuation allowance will reduce our tax expense in the period in which such reduction occurs.
Net income attributable to Lear in the third quarter of 2011 was $101 million, or $0.95 per diluted share, as compared to $95 million, or $0.88 per diluted share, in the third quarter of 2010, for the reasons described above. Net income per share data for 2010 has been retroactively adjusted to reflect the two-for-one stock split described in “— Liquidity and Capital Resources — Capitalization,” and Note 12, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report.
Reportable Operating Segments
We have two reportable operating segments: seating, which includes seat systems and related components, such as seat frames, recliner mechanisms, seat tracks, seat trim covers, headrests and seat foam, and electrical power management systems (“EPMS”), which includes wiring, connectors, junction boxes and various other components of electrical distribution systems for traditional powertrain vehicles, as well as for hybrid and electric vehicles. The financial information presented below is for our two reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, geographic headquarters and the elimination of intercompany activities, none of which meets the requirements of being classified as an operating segment. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s income before interest expense, other expense, net and provision for income taxes (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under GAAP. Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income attributable to Lear, net cash provided by operating activities or other statement of income or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income before provision for income taxes, see Note 14, “Segment Reporting,” to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION
Seating
A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Three months ended
	October 1,	October 2,
	2011	2010
Net sales	$2,687.8	$2,208.7
Segment earnings (1)	169.9	139.8
Margin	6.3%	6.3%

(1)	See definition above.
Seating systems net sales were $2.7 billion in the third quarter of 2011, as compared to $2.2 billion in the third quarter of 2010, an increase of $479 million or 21.7%. The impact of new business, net foreign exchange rate fluctuations and improved production volumes on Lear platforms positively impacted net sales by $237 million, $113 million and $110 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $170 million and 6.3% in the third quarter of 2011, as compared to $140 million and 6.3% in the third quarter of 2010. The benefit of new business, improved production volumes on Lear platforms and our restructuring and other operating performance actions positively impacted segment earnings by $72 million. These increases were largely offset by the impact of selling price reductions, as well as higher program development and commodity costs. In addition, in the third quarter of 2011, we incurred costs of $9 million related to our restructuring actions, as compared to $25 million in the third quarter of 2010.
EPMS
A summary of financial measures for our EPMS segment is shown below (dollar amounts in millions):

	Three months ended
	October 1,	October 2,
	2011	2010
Net sales	$772.2	$611.6
Segment earnings (1)	40.6	24.3
Margin	5.3%	4.0%

(1)	See definition above.
EPMS net sales were $772 million in the third quarter of 2011, as compared to $612 million in the third quarter of 2010, an increase of $161 million or 26.3%. Improved production volumes on Lear platforms, the impact of new business and net foreign exchange rate fluctuations positively impacted net sales by $57 million, $43 million and $40 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $41 million and 5.3% in the third quarter of 2011, as compared to $24 million and 4.0% in the third quarter of 2010. The benefit of our restructuring and other operating performance actions and improved production volumes on Lear platforms positively impacted segment earnings by $39 million. These increases were partially offset by the impact of selling price reductions, as well as higher launch and commodity costs.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

	Three months ended
	October 1,	October 2,
	2011	2010
Net sales	$—	$—
Segment earnings (1)	(52.0)	(45.3)
Margin	N/A	N/A

(1)	See definition above.
Our other category includes unallocated corporate and geographic headquarters costs, as well as the elimination of intercompany activity. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Segment earnings related to our other category were ($52) million in the third quarter of 2011, as compared to ($45) million in the third quarter of 2010.

LEAR CORPORATION
Nine Months Ended October 1, 2011 vs. Nine Months Ended October 2, 2010
Net sales in the first nine months of 2011 were $10.6 billion, as compared to $8.8 billion in first nine months of 2010, an increase of $1.8 billion or 21.0%. The impact of new business, improved production volumes on Lear platforms and net foreign exchange rate fluctuations positively impacted net sales by $705 million, $564 million and $399 million, respectively.
Cost of sales in the first nine months of 2011 was $9.7 billion, as compared to $8.0 billion in the first nine months of 2010. This increase is largely due to the impact of new business, improved production volumes on Lear platforms and net foreign exchange rate fluctuations and is consistent with the increase in net sales.
Gross profit and gross margin were $951 million and 8.9% in the nine months ended October 1, 2011, as compared to $783 million and 8.9% in the nine months ended October 2, 2010. Favorable operating performance and the benefit of operational restructuring actions, as well as improved production volumes on Lear platforms, positively impacted gross profit by $293 million. The impact of selling price reductions, as well as higher commodity and launch costs, was partially offset by the impact of new business. In addition, gross profit includes operational restructuring costs of $14 million in the first nine months of 2011, as compared to $47 million in the first nine months of 2010.
Selling, general and administrative expenses, including engineering and development expenses, were $352 million in the nine months ended October 2, 2011, as compared to $351 million in the nine months ended October 2, 2010. Increased engineering and development expenses and net foreign exchange rate fluctuations were largely offset by lower compensation-related costs. As a percentage of net sales, selling, general and administrative expenses declined to 3.3% in the first nine months of 2011, as compared to 4.0% in the first nine months of 2010, due to the increase in net sales.
Amortization of intangible assets was $21 million in the first nine months of 2011, as compared to $20 million in the first nine months of 2010.
Interest expense was $25 million in the first nine months of 2011, as compared to $44 million in the first nine months of 2010. This decrease was primarily due to the refund of interest related to a favorable settlement of an indirect tax matter in a foreign jurisdiction and lower overall debt levels.
Other expense, net, which includes equity in net income of affiliates, non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the sales of assets and other miscellaneous income and expense, was $6 million in the first nine months of 2011, as compared to $2 million in the first nine months of 2010. In the first nine months of 2011, we recognized gains of $6 million related to affiliate transactions. In the first nine months of 2010, we recognized a loss on the extinguishment of debt of $12 million related to the write-off of unamortized debt issuance costs. Other expense increased by $17 million between periods due to reduced net income from affiliates.
The provision for income taxes was $91 million for the first nine months of 2011, representing an effective tax rate of 16.6% on pretax income of $547 million, as compared to $29 million for the first nine months of 2010, representing an effective tax rate of 7.9% on pretax income of $367 million. In the first nine months of 2011, the provision for income taxes was impacted by the level and mix of earnings among tax jurisdictions, tax benefits of $23 million related to the reversal of full valuation allowances on the deferred tax assets of two foreign subsidiaries and an increase in tax expense related to the phase out of preferential tax holiday rates in several Chinese subsidiaries. The provision was also impacted by a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In the first nine months of 2010, the provision for income taxes was impacted by the mix of earnings among tax jurisdictions, tax benefits of $33 million, including interest, related to reductions in recorded tax reserves and net tax benefits of $3 million related to restructuring, the reduction of a valuation allowance in a foreign subsidiary and various other items. The provision was also impacted by a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Excluding these items, the effective tax rate in the first nine months of 2011 and 2010 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items.
For a description of our valuation allowances, see “Three Months Ended October 1, 2011 vs. Three Months Ended October 2, 2010,” above.

LEAR CORPORATION
Net income attributable to Lear in the first nine months of 2011 was $434 million, or $4.05 per diluted share, as compared to $321 million, or $2.97 per diluted share, in the first nine months of 2010, for the reasons described above. Net income per share data for 2010 has been retroactively adjusted to reflect the two-for-one stock split described in “— Liquidity and Capital Resources — Capitalization,” and Note 12, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report.
Reportable Operating Segments
For a description of our reportable operating segments, see “Three Months Ended October 1, 2011 vs. Three Months Ended October 2, 2010 — Reportable Operating Segments,” above.
Seating
A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Nine months ended
	October 1,	October 2,
	2011	2010
Net sales	$8,272.7	$6,929.7
Segment earnings (1)	601.8	496.7
Margin	7.3%	7.2%

(1)	See definition above.
Seating systems net sales were $8.3 billion in the first nine months of 2011, as compared to $6.9 billion in the first nine months of 2010, an increase of $1.3 billion or 19.4%. The impact of new business, net foreign exchange rate fluctuations and improved production volumes on Lear platforms positively impacted net sales by $622 million, $303 million and $301 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $602 million and 7.3% in the first nine months of 2011, as compared to $497 million and 7.2% in the first nine months of 2010. The benefit of our restructuring and other operating performance actions, as well as the impact of new business and improved production volumes on Lear platforms, positively impacted segment earnings by $250 million. These increases were largely offset by the impact of selling price reductions, as well as higher program development and commodity costs. In addition, in the first nine months of 2011, we incurred costs of $13 million related to our restructuring actions, as compared to $35 million in 2010.
EPMS
A summary of financial measures for our EPMS segment is shown below (dollar amounts in millions):

	Nine months ended
	October 1,	October 2,
	2011	2010
Net sales	$2,375.3	$1,868.4
Segment earnings (1)	133.2	73.4
Margin	5.6%	3.9%

(1)	See definition above.
EPMS net sales were $2.4 billion in the first nine months of 2011, as compared to $1.9 billion in the first nine months of 2010, an increase of $507 million or 27.1%. Improved production volumes on Lear platforms positively impacted net sales by $263 million. Net sales also benefited from the impact of new business and net foreign exchange rate fluctuations. Segment earnings, including restructuring costs, and the related margin on net sales were $133 million and 5.6% in the first nine months of 2011, as compared to $73 million and 3.9% in the first nine months of 2010. The benefit of our restructuring and other performance actions and improved production volumes on Lear platforms positively impacted segment earnings by $127 million. These increases were partially offset by the impact of higher launch and commodity costs, as well as selling price reductions. In addition, in the first nine months of 2011, we incurred costs of $2 million related to our restructuring actions, as compared to $17 million in 2010.

LEAR CORPORATION
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

	Nine months ended
	October 1,	October 2,
	2011	2010
Net sales	$—	$—
Segment earnings (1)	(157.2)	(157.7)
Margin	N/A	N/A

(1)	See definition above.
Our other category includes unallocated corporate and geographic headquarters costs, as well as the elimination of intercompany activity. Corporate and geographic headquarters costs include various support functions, such as information technology, purchasing, corporate finance, legal, executive administration and human resources. Segment earnings related to our other category were ($157) million in the first nine months of 2011, as compared to ($158) million in the first nine months of 2010.
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
Cash Flows
Net cash provided by operating activities was $517 million in the first nine months of 2011, as compared to $384 million in the first nine months of 2010. The increase primarily reflects higher earnings in the first nine months of 2011, largely offset by the net change in working capital items, which resulted in a decrease in operating cash flow of $97 million between periods. In the first nine months of 2011, increases in accounts receivable and accounts payable resulted in a use of cash of $343 million and a source of cash of $372 million, respectively, primarily reflecting the impact of improved production volumes on Lear platforms.
Net cash used in investing activities was $225 million in the first nine months of 2011, as compared to $113 million in the first nine months of 2010, primarily reflecting an increase in capital expenditures of $132 million between periods. Total capital spending in 2011 is estimated at approximately $325 million.
Net cash used in financing activities was $265 million in the first nine months of 2011, as compared to $308 million in the first nine months of 2010. The decrease in financing cash outflow between periods primarily reflects the impact of our 2010 financing transactions. In 2010, we repaid $925 million of term loans under our first and second lien credit agreements, largely offset by net proceeds of $680 million related to the issuance of our senior unsecured notes. In 2011, we paid $38 million in dividends to our stockholders, paid $19 million in dividends to noncontrolling interests and repurchased $194 million of our common stock. For further information regarding our 2010 financing transactions, see Note 8, “Long-Term Debt,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. For further information regarding our dividends and share repurchase program, see “— Capitalization,” below and Note 12, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report.
Capitalization
In addition to cash provided by operating activities, we utilize uncommitted credit facilities to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries. We utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. For the nine months ended October 1, 2011 and October 2, 2010, our average outstanding short-term debt balance was $2 million and $27 million, respectively. The weighted average short-term interest rate on our short-term debt balances was 6.5% and 2.4% for the respective periods. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors.

LEAR CORPORATION
Senior Notes
As of October 1, 2011, our long-term debt consists of $350 million in aggregate principal amount at maturity of unsecured 7.875% senior notes due 2018 (the “2018 Notes”) and $350 million in aggregate principal amount at maturity of unsecured 8.125% senior notes due 2020 (the “2020 Notes” and together with the 2018 Notes, the “Notes”).
There are no scheduled cash interest payments on the Notes in the last three months of 2011. As of October 1, 2011, we were in compliance with all covenants under the indenture governing the Notes.
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
Revolving Credit Facility
On June 17, 2011, we entered into an amended and restated credit agreement, under which we have a $500 million revolving credit facility (the “Revolving Credit Facility”), which permits borrowings for general corporate and working capital purposes and the issuance of letters of credit. The commitments under the Revolving Credit Facility expire on June 17, 2016. As of October 1, 2011, there were no borrowings outstanding under the Revolving Credit Facility, and we were in compliance with all covenants under the agreement governing the Revolving Credit Facility.
For further information related to the Revolving Credit Facility, including information on pricing, covenants and events of default, see Note 7, “Long-Term Debt,” to the condensed consolidated financial statements included in this Report and Note 8, “Long-Term Debt,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.
Off-Balance Sheet Arrangements
Guarantees and Commitments
We guarantee 49% of certain of the debt of one of our unconsolidated affiliates, Tacle Seating USA, LLC. As of October 1, 2011, the aggregate amount of debt guaranteed was approximately $2 million.
Common Stock Share Repurchase Program
On February 16, 2011, our Board of Directors authorized a three year, $400 million common stock share repurchase program, which permits the discretionary repurchase of our outstanding common stock through February 16, 2014. In the first nine months of 2011, we repurchased 4,082,523 shares of our outstanding common stock at an average purchase price of $47.57 per share, excluding commissions, (shares and price per share have been retroactively adjusted to reflect the two-for-one stock split discussed below) for an aggregate purchase price of $194 million and may repurchase an additional $206 million in shares of our outstanding common stock under this program. The extent to which we will repurchase our outstanding common stock and the timing of such repurchases will depend upon our financial condition, prevailing market conditions, alternative uses of capital and other factors. In addition, our amended and restated credit facility and indentures governing the Notes place certain limitations on the repurchase of common shares. See “—Forward-Looking Statements.”
Stock Split
During the first quarter of 2011, we completed a two-for-one stock split of our common stock. For further information, see Note 12, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report.
Dividends
A summary of dividend declarations is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.125	February 16, 2011	March 4, 2011	March 16, 2011
$0.125	May 12, 2011	June 3, 2011	June 22, 2011
$0.125	August 10, 2011	September 2, 2011	September 21, 2011

LEAR CORPORATION
We expect to pay quarterly cash dividends in the future, although such payment is at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors that our Board of Directors may consider at its discretion. In addition, our amended and restated credit facility and indentures governing the Notes place certain limitations on the payment of cash dividends.
Adequacy of Liquidity Sources
As of October 1, 2011, we had approximately $1.7 billion of cash and cash equivalents on hand and $500 million in available borrowings under our Revolving Credit Facility, which we believe will enable us to meet our liquidity needs to satisfy ordinary course business obligations. However, our ability to continue to meet such liquidity needs is subject to, and will be affected by, cash flows from operations, including the impact of restructuring activities, automotive industry conditions, the financial condition of our customers and suppliers and other related factors. Additionally, an economic downturn or reduction in production levels could negatively impact our financial condition. Furthermore, our future financial results will be affected by cash flows from operations, including the impact of restructuring activities, and will also be subject to certain factors outside of our control, including those described above. For further discussion of the risks and uncertainties affecting our cash flows from operations and overall liquidity, see “— Executive Overview” above, “— Forward-Looking Statements” below and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended April 2, 2011.
Market Rate Sensitivity
In the normal course of business, we are exposed to market risks associated with fluctuations in foreign exchange rates, interest rates and commodity prices. We manage a portion of these risks through the use of derivative financial instruments in accordance with management’s guidelines. We enter into all hedging transactions for periods consistent with the underlying exposures. We do not enter into derivative instruments for trading purposes.
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
Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies and the Chinese renminbi. We have performed a quantitative analysis of our net currency rate exposure as of October 1, 2011 and December 31, 2010. As of October 1, 2011, the potential earnings benefit related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies to which it is exposed for a twelve-month period is approximately $2 million. In addition, the potential earnings benefit related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies to which it is exposed for a twelve-month period is approximately $4 million. As of December 31, 2010, the potential earnings benefit related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies to which it is exposed for a twelve-month period was approximately $22 million. In addition, the potential earnings benefit related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies to which it is exposed for a twelve-month period was approximately $15 million.
As of October 1, 2011, foreign exchange contracts representing $566 million of notional amount were outstanding with maturities of less than 18 months. As of October 1, 2011, the fair value of these contracts was approximately ($45) million. A 10% change in the value of the U.S. dollar relative to all other currencies to which it is exposed would result in a $35 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies to which it is exposed would result in a $9 million change in the aggregate fair value of these contracts. As of December 31, 2010, foreign exchange contracts representing $315 million of notional amount were outstanding with maturities of less than 12 months. As of December 31, 2010, the fair value of these contracts was approximately ($1) million. A 10% change in the value of the U.S. dollar relative to all other currencies to which it is exposed would have resulted in a $7 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies to which it is exposed would have resulted in a $4 million change in the aggregate fair value of these contracts.
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
Interest Rates
Historically, we have used interest rate swap and other derivative contracts to manage our exposure to variable interest rates on outstanding variable rate debt instruments indexed to United States or European Monetary Union short-term money market rates. As of October 1, 2011 and December 31, 2010, there were no interest rate contracts outstanding. We will continue to evaluate, and may use, derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage our exposures to fluctuations in interest rates in the future.
Commodity Prices
Raw material, energy and commodity costs have been volatile over the past several years. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, financial hedges for certain commodities and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. These costs remain volatile and could have an adverse impact on our operating results in the foreseeable future. See “— Forward-Looking Statements” below and Item 1A, “Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance,” in our Annual Report on Form 10-K for the year ended December 31, 2010, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended April 2, 2011.
We have commodity price risk with respect to purchases of certain raw materials, including steel, copper, diesel fuel, chemicals, resins and leather. Our main cost exposures relate to steel and copper. The majority of the steel used in our products is comprised of components that are integrated into a seat system, such as seat frames, recliner mechanisms, seat tracks and mechanical components. Therefore, our exposure to steel prices is primarily indirect, through these purchased components. Approximately 80% of our copper purchases are subject to price index agreements with our customers.
We use derivative instruments to reduce our exposure to fluctuations in copper prices. As of October 1, 2011, commodity swap contracts representing $7 million of notional amount were outstanding with maturities of 12 months. As of October 1, 2011, the fair market value of these contracts was ($1) million. The potential adverse earnings impact from a 10% parallel decline in the copper curve for a twelve-month period is ($1) million. As of December 31, 2010, there were no commodity swap contracts outstanding.
OTHER MATTERS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of October 1, 2011, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $17 million. In addition, as of October 1, 2011, we had recorded reserves for product liability claims and environmental matters of $40 million and $3 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended April 2, 2011. For a more complete description of our outstanding material legal proceedings, see Note 13, “Legal and Other Contingencies,” to the condensed consolidated financial statements included in this Report.
Significant Accounting Policies and Critical Accounting Estimates
Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical

LEAR CORPORATION
accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates,” and Note 4, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first nine months of 2011.
Recently Issued Accounting Pronouncements
Goodwill Impairment
The Financial Accounting Standards Board (“FASB”) amended ASC 350, “Intangibles — Goodwill and Other,” with Accounting Standards Update (“ASU”) 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” This update requires that step 2 of the goodwill impairment test (i.e., measurement and recognition of an impairment loss) be performed if a reporting unit has a carrying value equal to or less than zero and qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The provisions of this update are effective for annual reporting periods beginning after December 15, 2010. Our annual goodwill impairment test is conducted as of the first day of our fourth quarter. We do not expect the effects of adoption to be significant.
The FASB amended ASC 350, “Intangibles — Goodwill and Other,” with ASU 2011-08, “Testing Goodwill for Impairment.” This update provides entities with the option to perform a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the two-step impairment test would be required. Otherwise, no further goodwill impairment testing would be required. The provisions of this update are effective for annual and interim testing periods beginning after December 15, 2011; however, early adoption is permitted. We expect to adopt the provisions of this ASU in connection with our 2011 goodwill impairment test, conducted as of the first day of our fourth quarter, and do not expect the effects of adoption to be significant.
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
Multiemployer Pension Plans
The FASB amended ASC 715-80, “Compensation — Retirement Benefits — Multiemployer Plans,” with ASU 2011-09, “Disclosures about an Employer’s Participation in a Multiemployer Plan.” This update requires additional qualitative and quantitative disclosures about an employer’s participation in significant multiemployer plans that offer pension or other postretirement benefits. The provisions of this update are effective for annual reporting periods ending after December 15, 2011, with early adoption permitted. We are currently evaluating the impact of this update on our annual financial statement disclosures and do not expect the effects of adoption to be significant.
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

LEAR CORPORATION
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

The Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Interim Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Based on the evaluation described above, the Company’s President and Chief Executive Officer along with the Company’s Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of the end of the period covered by this Report.

(b)	Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended October 1, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As discussed in Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capitalization — Common Stock Share Repurchase Program,” on February 16, 2011, our Board of Directors authorized a three year, $400 million common stock share repurchase program. In the third quarter of 2011, we repurchased 2,094,249 shares of our outstanding common stock for an aggregate purchase price of $94.2 million, excluding commissions. In the first nine months of 2011, we repurchased 4,082,523 shares of our outstanding common stock (share amounts have been retroactively adjusted to reflect the two-for-one split of our common stock) for an aggregate purchase price of $194.2 million, excluding commissions. For further information, see Note 12, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report. A summary of the shares of our common stock repurchased during the fiscal quarter ended October 1, 2011, is shown below:

LEAR CORPORATION

				Approximate Dollar
				value of share that
			Total Number of Shares	May Yet be
	Total Number of	Average	Purchased as Part of	Purchased Under
	Shares	Price Paid	Publicly Announced	the Program
Period	Purchased	per Share(1)	Plans or Programs	(in millions)
July 3, 2011 through July 30, 2011	—	N/A	N/A	$300.0
July 31, 2011 through August 27, 2011	796,706	$43.62	796,706	$265.2
August 28, 2011 through October 1, 2011	1,297,543	$45.81	1,297,543	$205.8

Total	2,094,249	$44.98	2,094,249	$205.8

(1)	Excluding commissions.
ITEM 6 — EXHIBITS
The exhibits listed on the “Index to Exhibits” on page 47 are filed with this Quarterly Report on Form 10-Q or incorporated by reference as set forth below.

LEAR CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
LEAR CORPORATION

Dated: October 31, 2011	By:	/s/ Matthew J. Simoncini
Matthew J. Simoncini
President and Chief Executive Officer

	By:	/s/ Jason M. Cardew
Jason M. Cardew
Interim Chief Financial Officer

LEAR CORPORATION
Index to Exhibits

Exhibit
Number	Exhibit
* 10.1	Amended and Restated Employment Agreement, dated as of August 9, 2011, between the Company and Matthew J. Simoncini.

* 10.2	Amended and Restated Employment Agreement, dated as of August 9, 2011, between the Company and Robert E. Rossiter.

* 31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

* 31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

* 32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	Submitted electronically with the Report.