Form 10-K
period 2011-12-31
LEAR CORP
filed 2012-02-17
CIK 842162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No   ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

As of July 2, 2011, the aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant was $5,590,515,833. The closing price of the common stock on July 2, 2011, as reported on the New York Stock Exchange, was $53.85 per share.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of February 15, 2012, the number of shares outstanding of the registrant’s common stock was 100,450,454 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders to be held in May 2012, as described in the Cross-Reference Sheet and Table of Contents included herewith, are incorporated by reference into Part III of this Report.

LEAR CORPORATION AND SUBSIDIARIES

CROSS REFERENCE SHEET AND TABLE OF CONTENTS

			Page Number or Reference
		PART I
ITEM	1.	Business	3
ITEM	1A.	Risk factors	14
ITEM	1B.	Unresolved staff comments	19
ITEM	2.	Properties	20
ITEM	3.	Legal proceedings	21
ITEM	4.	Mine safety disclosures	21
SUPPLEMENTARY ITEM. Executive officers of the Company			21

		PART II
ITEM	5.	Market for the Company’s common equity, related stockholder matters and issuer purchases of equity securities	23
ITEM	6.	Selected financial data	26
ITEM	7.	Management’s discussion and analysis of financial condition and results of operations	29
ITEM	7A.	Quantitative and qualitative disclosures about market risk (included in Item 7)
ITEM	8.	Consolidated financial statements and supplementary data	50
ITEM	9.	Changes in and disagreements with accountants on accounting and financial disclosure	114
ITEM	9A.	Controls and procedures	114
ITEM	9B.	Other information	114

		PART III (1)
ITEM	10.	Directors, executive officers and corporate governance (2)	115
ITEM	11.	Executive compensation (3)	115
ITEM	12.	Security ownership of certain beneficial owners and management and related stockholder matters (4)	115
ITEM	13.	Certain relationships and related transactions, and director independence (5)	116
ITEM	14.	Principal accountant fees and services (6)	116

		PART IV
ITEM	15.	Exhibits and financial statement schedule	116

(1)	Certain information is incorporated by reference, as indicated below, to the registrant’s Notice of Annual Meeting of Stockholders and Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Stockholders to be held in May 2012 (the “Proxy Statement”).
(2)	A portion of the information required is incorporated by reference to the Proxy Statement sections entitled “Election of Directors” and “Directors and Corporate Governance.”
(3)	Incorporated by reference to the Proxy Statement sections entitled “Directors and Corporate Governance — Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”
(4)	A portion of the information required is incorporated by reference to the Proxy Statement section entitled “Directors and Corporate Governance — Security Ownership of Certain Beneficial Owners, Directors and Management.”
(5)	Incorporated by reference to the Proxy Statement sections entitled “Certain Relationships and Related Party Transactions” and “Directors and Corporate Governance — Independence of Directors.”
(6)	Incorporated by reference to the Proxy Statement section entitled “Fees of Independent Accountants.”

PART I

ITEM 1 – BUSINESS

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

BUSINESS OF THE COMPANY

General

Lear Corporation is a leading tier 1 supplier to the global automotive industry. Our business spans all major automotive markets, and we supply our products to virtually every major automotive manufacturer in the world. With manufacturing, engineering and administrative capabilities spanning 35 countries and 207 locations, we are continuing to grow our business globally, including expansion into emerging markets as opportunities develop.

We conduct our business in two operating segments: seating and electrical power management systems (“EPMS”). The seating segment includes seat systems and related components, such as seat frames, recliner mechanisms, seat tracks, seat trim covers, headrests and seat foam. The EPMS segment includes electrical distribution systems for traditional powertrain vehicles, as well as for hybrid and electric vehicles. Key components that allow us to route electrical signals and manage electrical power within a vehicle include: wiring harnesses, terminals and connectors, junction boxes, electronic control modules and wireless remote control devices, such as key fobs.

In recent years, we have implemented a number of strategic actions to better position our business to deliver superior long-term shareholder value while maintaining a strong and flexible balance sheet. We are focused on growing and improving the competitiveness of our two core businesses: seating and EPMS. As a result, we have divested our automotive interiors business and exited certain non-core product lines in our EPMS segment. These strategic actions allowed our global business units to better leverage their scale and low-cost capabilities to improve overall operating efficiency and align our product offerings with the increasing customer trend toward global platforms.

We believe that the initiatives implemented over the last few years will continue to add value for our stakeholders. Specific elements of the strategy to date have been:

•	Focus on Core Capabilities, Selective Vertical Integration and Investments in Technology

•	Leverage Global Presence/Scale and Expand Low-Cost Capabilities

•	Enhance and Diversify Strong Customer Relationships, Primarily through Global Engineering, Program Development and Manufacturing Capabilities

We believe that it is important to have capabilities that are aligned with our major customers’ global product strategy and to leverage our expanding design, engineering and manufacturing capabilities in low-cost regions. We are one of the few suppliers in each of our product segments that are able to serve customers with design, development, engineering, integration and production capabilities in all automotive-producing regions of the world and in every major market, including North America, South America, Europe and Asia. We currently support our global operations with more than 100 manufacturing and engineering facilities located in the following low-cost countries:

Argentina	Malaysia	Russia
Brazil	Mexico	Slovakia
China	Moldova	South Africa
Czech Republic	Morocco	Thailand
Honduras	Philippines	Tunisia
Hungary	Poland	Turkey
India	Romania	Vietnam

In addition to maintaining and expanding our business with our existing customers in our more established markets, our expansion plans are focused primarily on emerging markets. Asia, in particular, continues to present significant growth opportunities, as major global automotive manufacturers implement production expansion plans and local automotive manufacturers aggressively expand their operations to meet expected growth in long-term demand in this region. Our expansion in Asia has been accomplished through wholly owned subsidiaries, as well as a number of joint ventures with our customers and/or local suppliers. As of December 31, 2011, we had 20 joint ventures located throughout Asia, as well as five in North America, two in Europe and one with operations in all three regions. In addition to helping us grow our business in new markets, these joint ventures have helped us to expand our product offerings and broaden our customer base.

Key trends affecting our business include:

•

Global growth in automotive demand, including sustained recovery in North America (based on recent industry sales rates below historical market replacement rates), expected long-term growth in Europe and continued growth in emerging markets;

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

We believe that our global market presence and strong financial resources will allow us to capitalize on global growth in automotive production, while our engineering and manufacturing capabilities will provide customers with options to support global vehicle platforms.

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

In 2005, we initiated a multi-year operational restructuring strategy to (i) eliminate excess capacity and lower our operating costs, (ii) streamline our organizational structure and reposition our business for improved long-term profitability and (iii) better align our manufacturing capabilities with the changing needs of our customers. In light of industry conditions and customer announcements, we expanded this strategy. Through the end of 2011, we incurred pretax costs of $880 million, including related manufacturing inefficiency charges of $76 million, in connection with these activities. This resulted in the closure of 48 manufacturing and 11 administrative facilities and a current footprint with more than 80% of our component facilities and more than 90% of our related employment in 21 low-cost countries. Our just-in-time (“JIT”) seat assembly facilities are necessarily located near our customers’ assembly plants. We currently expect annual restructuring actions to moderate in 2012 and thereafter. For further information, see Note 5, “Restructuring,” to the consolidated financial statements included in this Report.

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

In 2009, following a comprehensive evaluation of our strategic and financial options, we concluded that voluntarily filing for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) was necessary in order to re-align our capital structure and position our business for long-term success. On July 7, 2009, Lear and certain of its U.S. and Canadian subsidiaries filed petitions for relief under Chapter 11 with the bankruptcy court. On November 9, 2009, our plan of reorganization became effective, and we emerged from Chapter 11 bankruptcy proceedings. For further information on the bankruptcy proceedings, see Note 2, “Reorganization under Chapter 11,” to the consolidated financial statements included in this Report. As a result of our financial restructuring, we finished 2009 with approximately $1.6 billion of cash and $972 million of total debt on our balance sheet, providing us with financial flexibility to invest in our business and execute our strategic objectives going forward.

Since our emergence from Chapter 11 bankruptcy proceedings, our corporate credit rating has continued to improve as judged by credit industry professionals.

Recent Developments

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer and fleet demand for automotive vehicles, and our level of content on specific vehicle platforms, as well as the portion of such content that we manufacture internally. In 2011, our average content per vehicle produced in North America and Europe was $381 and $317, respectively. In Asia, where we are pursuing a strategy of aggressive expansion of our sales and operations, we had net sales of $2.3 billion in 2011, as compared to $1.9 billion in 2010. Our sales are well diversified geographically. In 2011, approximately 40% of our sales were generated in Europe, 35% in North America, 16% in Asia and 9% in the rest of the world. Ford, General Motors, and BMW are our three largest customers globally. In addition, Daimler, Fiat-Chrysler, Hyundai, Jaguar Land Rover, PSA, Renault-Nissan and VW each represented 3% or more of our 2011 net sales. We supply and have expertise in all vehicle segments of the automotive market. Our sales content tends to be higher on those vehicle platforms and segments which offer more features and functionality. The popularity of particular vehicle platforms and segments varies over time and by regional market. We expect to continue to win new business on vehicle platforms and segments in line with market trends. We believe that there are opportunities in the trends toward hybrid and electric vehicles and increasing consumer demand for additional features and functionality in vehicles.

Our customers typically award contracts several years before actual production is scheduled to start. Each year, the automotive manufacturers introduce new vehicles, update existing models and discontinue certain models and, recently, even complete brands. In this process, we may be selected as the supplier on a new model, we may continue as the supplier on an updated model or we may lose a new or updated model to a competitor. Our sales backlog reflects anticipated net sales from formally awarded new programs, less lost and discontinued programs. We measure our sales backlog based on contracts to be executed in the next three years. This measure excludes sales at our non-consolidated joint ventures and does not reflect customer-imposed price reductions on newly awarded or existing programs. As of January 2012, our 2012 to 2014 sales backlog is $1.8 billion, of which $800 million relates to programs starting in 2012. Our current sales backlog assumes volumes based on the independent industry projections of IHS Automotive as of December 2011, and a Euro exchange rate $1.30 / Euro. This sales backlog is generally subject to a number of risks and uncertainties, including vehicle production volumes on new and replacement programs and foreign exchange rates, as well as the timing of production launches and changes in customer development plans. For additional information regarding risks that may affect our sales backlog, see Part II — Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements.”

Details on light vehicle production in certain key regions for 2011 and 2010 are provided below. Actual results are impacted by the specific mix of products within each market.

(In thousands of units)	2011 (1)	2010 (1, 2)	% Change
North America	13,125.8	11,932.4	10%
Europe	17,975.9	17,501.6	3
Brazil	3,142.0	3,154.2	—
Russia	1,810.2	1,331.6	36
India	3,494.9	3,166.2	10
China	16,012.7	15,504.3	3
Japan	7,678.3	8,915.2	(14)
Rest of world	11,605.3	11,114.6	4

Total	74,845.1	72,620.1	3%

(1)	Production data based on IHS Automotive and Ward’s Automotive.
(2)	Production data for 2010 has been updated to reflect actual production levels.

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

Seating Segment

Lear is a recognized global leader in complete automotive seat systems, as well as in certain individual component parts. The seating segment consists of the design, manufacture, assembly and supply of vehicle seating requirements. We produce seat systems that are fully assembled and ready for installation in automobiles and light trucks. In all cases, seat systems are designed and engineered for specific vehicle models or platforms. We have developed modular seat architectures for both front and rear seats, whereby we utilize pre-developed, modular design concepts to build a program-specific seat, incorporating the latest performance requirements and safety technology, in a shorter period of time, thereby assisting our customers in achieving a faster time-to-market and lower cost. Our seat systems can be designed to achieve maximum passenger comfort by adding a wide range of manual and power features, such as lumbar supports, cushion and back bolsters and leg supports.

We have been pursuing a selective vertical integration strategy to enhance growth, improve quality, increase profitability and defend our current market position in JIT seat assembly. We produce components for seat assemblies, such as seat frames, recliner mechanisms, seat tracks, seat trim covers, headrests and seat foam. In this regard, we have expanded our cut and sew operations in low-cost markets, entered the fabric business (acquisition of New Trend™), developed leather finishing and marketing capability (introduction of Aventino™ premium leather), expanded our precision engineered seat mechanism expertise and increased our foam capability through global expansion.

Our product strategy is to develop standardized seat structures and mechanisms that can be adapted to multiple segments to minimize investment costs. We have improved our basic seat structure and mechanism designs, allowing us to provide cost competitive, lighter weight entry level seats with complete functionality. These seats meet performance and safety standards for mature markets, as well as support our customers’ efforts to export from emerging markets to North America and Europe.

As a result of our innovative product design and technology capabilities, we are a leader in the design of seats with enhanced safety and convenience features. For example, our ProTec® PLuS Self-Aligning Head Restraint is an advancement in seat safety features. By integrating the head restraint with the lumbar support, the occupant’s head is supported earlier and for a longer period of time in a rear-impact collision, potentially reducing the risk of injury. We also supply ECO and EVO lightweight seat structures, which have been designed to accommodate our customers’ needs for all market segments, from emerging to mature. These seat structures incorporate our ultra lightweight EVO seat adjustment mechanisms, which are 25% lighter than previous models, and our next-generation recliners, which are 35% lighter and 50% smaller than today’s standard market technology. Our lightweight seat structures support our customers’ efforts to reduce the overall weight of the vehicle in order to meet fuel efficiency standards. We are also satisfying our customers’ growing demand for reconfigurable and lightweight seats with our thin profile rear seat technology. Additionally, our Dynamic Environmental Comfort System TM can offer weight reductions of 30% – 40%, as compared to current foam seat designs, and utilizes environmentally friendly materials, which reduce carbon dioxide emissions. Our seating products also reflect our environmental focus. For example, in addition to our Dynamic Environmental Comfort SystemTM, our SoyFoamTM seats, which are used by multiple global customers, are up to 24% renewable, as compared to non-renewable, petroleum-based foam seats.

Superior quality and customer service continue to be areas of competitive advantage for our seating business. Lear presently ranks as the highest quality major seat manufacturer in the 2011 J.D. Power and Associates Seat Quality and Satisfaction StudySM and has held that distinction for ten out of the last eleven years.

Our seat assembly facilities use lean manufacturing techniques, and our finished products are delivered to the automotive manufacturers on a JIT basis, matching our customers’ exact build specifications for a particular day and shift, thereby reducing inventory levels. These facilities are typically located adjacent to or near our customers’ manufacturing and assembly sites. We have modular seat designs that allow for sub-assemblies to be produced in any region of the world. Our seat components, including recliner mechanisms, seat tracks and seat trim covers, are manufactured in batches, typically utilizing facilities in low-cost regions. The principal raw materials used in our seat systems, including steel, foam chemicals and leather hides, are generally available and obtained from multiple suppliers under various types of supply agreements. Fabric, foam, seat frames, recliner mechanisms, seat tracks and certain other components are either manufactured by us internally or purchased from multiple suppliers under various types of supply agreements. The majority of the steel used in our products is comprised of fabricated components that are integrated into a seat system, such as seat frames, recliner mechanisms, seat tracks and other mechanical components. Therefore, our exposure to changes in steel prices is primarily indirect, through these purchased components. We utilize a combination of short-term and long-term supply contracts to purchase key components. We generally retain the right to terminate these agreements if our supplier does not remain competitive in terms of cost, quality, delivery, technology or customer support.

Financial Summary

A summary of revenues from external customers and other financial information for our seating segment is shown below. For additional information regarding the operating results of our seating segment, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.” For additional information regarding Lear’s total sales and long-lived assets by geographic area, as well as customer concentrations, see Note 14, “Segment Reporting,” to the consolidated financial statements included in this Report. The top five customers of this segment are: General Motors, Ford, BMW, Fiat-Chrysler and Volkswagen.

	Successor (1)			Predecessor
(In millions)	2011	2010	2009	2009
Revenues from external customers	$10,943.0	$9,395.3	$1,251.1	$6,561.8
Segment earnings (2)	703.7	655.0	52.4	184.9
Depreciation and amortization	146.5	145.7	24.9	131.6
Capital expenditures	184.0	114.2	19.0	46.5
Total assets	3,697.9	3,491.1	3,182.9	N/A

(1)	As discussed in Note 1, “Basis of Presentation,” to the consolidated financial statements included in this Report, in connection with the Company’s emergence from Chapter 11 bankruptcy proceedings on November 9, 2009, the Company adopted fresh-start accounting on November 7, 2009. As a result, financial data presented for periods prior to November 7, 2009, is identified as “Predecessor” information, and financial data presented for periods subsequent to November 7, 2009, is identified as “Successor” information.
(2)	As discussed in Note 14, “Segment Reporting,” segment earnings represents pretax income (loss) before goodwill impairment charges, interest expense, other (income) expense, reorganization items and fresh-start accounting adjustments and equity in net (income) loss of affiliates.

Competition

We are one of only two primary independent suppliers with global scale and the capability to design, develop, manufacture and deliver complete seat systems and components to every automotive market in the world. Based on independent market studies and management estimates, we believe that we hold a #2 position globally on the basis of revenue with strong positions in all major markets. We estimate the global seat systems market to be approximately $50 billion in 2011. We believe that we are also among the leading suppliers of various components produced for complete seat systems.

Our primary independent competitor globally is Johnson Controls, Inc. Other competitors in this segment include Faurecia S.A., Toyota Boshoku Corporation, TS Tech Co., Ltd. and Magna International Inc., which have varying market presence depending on the region, country or automotive manufacturer. Peugeot S.A., Toyota Motor Corporation and

Honda Motor Co. Ltd. hold equity ownership positions in Faurecia S.A., Toyota Boshoku Corporation and TS Tech Co., Ltd., respectively. Other automotive manufacturers maintain a presence in the seat systems market through wholly owned subsidiaries or in-house operations. In seat components, we compete with the seat systems suppliers identified above, as well as certain regional suppliers that specialize in particular components.

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

In addition, we incorporate many convenience, comfort and safety features into our designs, including advanced whiplash prevention concepts, integrated restraint seat systems and side impact airbags. We also invest in our computer-aided engineering design and computer-aided manufacturing systems. Recent enhancements to these systems include advanced acoustic modeling and analysis capabilities and the enhancement of our research and design website, which is used for global customer telecommunications, technology communications, collaboration and the direct exchange of digital information.

For additional factors that may impact our seating segment’s business, financial condition, operating results and/or cash flows, see Item 1A, “Risk Factors.”

EPMS Segment

The EPMS segment consists of the design, manufacture, assembly and supply of electrical distribution systems and components for traditional powertrain vehicles, as well as for hybrid and electric vehicles. With the increase in the number of electrical features and electronically controlled functions on the vehicle, there is an increasing focus on improving the functionality of the vehicle’s electrical architecture. We are able to provide our customers with design and engineering solutions and manufactured systems, modules and components that optimally integrate the entire electrical distribution system, consisting of wiring, terminals and connectors, junction boxes and electronic modules, within the overall architecture of the vehicle. This integration can reduce the overall system cost and weight and improve the reliability and packaging by reducing the number of wires and terminals and connectors normally required to manage electrical power and signal distribution within a vehicle For example, our solid state smart junction box product line enables increased functionality, while delivering up to a 70% reduction in packaging size and weight and up to a 35% reduction in wire gauge due to increased circuit protection reliability. To achieve these results, our solid state junction box integrates advancements in terminal and connector technology, electronics capability and complete electrical distribution systems expertise.

We have structured our business globally to achieve engineering synergies and to take advantage of the industry shift toward global vehicle platforms. We have focused and aligned our product offerings to provide the complete electrical distribution system of the vehicle and have substantially exited non-core product lines, such as switches and certain other electronic products.

Technology centers of excellence have been developed for each of our major product lines and are located in Germany, Spain and the United States.

Our Advanced Efficiency Systems Global Center of Excellence, in Southfield, Michigan, is dedicated to the development of high-power wiring, terminals and connectors and power electronics. We are supplying, or will supply, high voltage wire harnesses, battery monitoring systems, high voltage terminals and connectors, battery chargers, DC/DC converters and traction inverters for new models from Daimler, Renault-Nissan, General Motors (including the Chevrolet Volt extended range electric vehicle), BMW, Land Rover, Fiat-Chrysler and Fisker.

Electrical distribution systems are comprised primarily of wire harness assemblies, terminals and connectors and control modules, including junction boxes and fuse boxes. Wire harness assemblies consist of a collection of wiring and terminals and connectors that link all of the various electrical and electronic devices within the vehicle to each other and/or to a power source. Fuse boxes are centrally located boxes within the vehicle that contain fuses and/or relays for circuit and device protection, as well as for power distribution. Junction boxes serve as a connection point for multiple wire harness assemblies. They may also contain fuses and/or relays for circuit and device protection.

Smart junction boxes are junction boxes with integrated electronic functionality often contained in other body control modules. Smart junction boxes eliminate interconnections, increase overall system reliability and can reduce the number of electronic modules within the vehicle. Certain vehicles may have two or three smart junction boxes networked together as an intelligent system. Key advantages of smart junction boxes include reduced weight, cost and complexity. Body control modules control various interior comfort and convenience features. These body control modules may consolidate multiple functions into a single module or may focus on a specific function or part of the car interior, such as the door zone control module which controls features such as window lift, door lock and power mirrors. However, these modules are increasingly being centralized into integrated body control modules or smart junction boxes.

Wireless products send and receive signals using radio frequency technology. Our wireless systems include passive entry systems, remote keyless entry and dual range/dual function remote keyless entry systems. Passive entry systems allow the vehicle operator to unlock the door without using a key or physically activating a remote keyless fob. Dual range/dual function remote keyless entry systems allow a single transmitter to perform multiple functions. We are also developing 2-way remote keyless entry systems that enable the vehicle to provide information to the user, such as verification that the doors have locked or that the engine has started, as well as other operational information.

Our lighting control module integrates electronic control logic and diagnostics with the headlamp switch. We supply LED lighting control systems for the vehicle interior and exterior. The audio segment includes amplifiers and complete vehicle sound system development capability.

Electrical distribution systems are networks of wiring and associated control devices that route electrical signals and manage electrical power within a vehicle. Wire harness assemblies consist of raw, coiled wire, which is automatically cut to length and terminated. Individual circuits are assembled together on a jig or table, inserted into connectors and wrapped or taped to form wire harness assemblies. Substantially all of our materials are purchased from suppliers, with the exception of a portion of the terminals and connectors that are produced internally. The majority of our copper purchases are comprised of extruded wire that is integrated into electrical wire. Certain materials, particularly circuit boards, are available from a limited number of suppliers. Supply agreements typically last for up to one year, and our copper wire contracts for our wire harness business are generally subject to price index agreements. The assembly process is labor intensive, and as a result, production is generally performed in low-cost labor sites in Mexico, Honduras, Eastern Europe, Africa, China, the Philippines, Brazil and Thailand.

Some of the principal components attached to the wire harness assemblies that we manufacture include junction boxes and electronic control modules. Junction boxes are manufactured in North America, Europe and the Philippines with a proprietary, capital-intensive assembly process, using printed circuit boards, a portion of which are purchased from third-party suppliers. Terminals and connectors are currently manufactured in Germany, Eastern Europe and the United States and will be manufactured in China beginning in 2012. Proprietary features have been developed to improve the function of these junction boxes in harsh environments, including high temperatures and humidity. Electronic control modules are assembled using high-speed surface mount placement equipment in Mexico, China, the Philippines, Morocco, Spain and Germany.

Increasing demand for more features and functionality in vehicles is driving an increase in traditional electrical distribution systems. In addition, the emergence of alternative powertrains, including electric, hybrid-electric and other technologies is driving growth in high-power electrical systems and components. Hybrid and electric vehicles offer a significant content opportunity with the potential to more than double the electrical content per vehicle. The EPMS segment is technology driven and typically has higher investment requirements as a percentage of sales than our seating segment. Our complete electrical distribution system design capabilities, coupled with certain market-leading component technologies, allow access to our customers’ development teams, which provides an early indication of our customers’ product needs. We also believe that our capabilities in terminals and connectors can be leveraged to a great extent to capture not only additional market share and margins in wire harnesses but also provide the longer term potential for non-automotive applications. As mentioned above, our products are very cost sensitive because of their labor intensity and batch processing nature. Our manufacturing strategy is to produce all components in low-cost or emerging markets leveraging our existing capabilities.

Financial Summary

A summary of revenues from external customers and other financial information for our EPMS segment is shown below. For additional information regarding the operating results of our EPMS segment, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.” For additional information regarding Lear’s total sales and long-lived assets by geographic area, as well as customer concentrations, see Note 14, “Segment Reporting,” to the consolidated financial statements included in this Report. The top five customers of this segment are: Ford, BMW, Renault-Nissan, PSA and Volvo.

	Successor (1)			Predecessor
(In millions)	2011	2010	2009	2009
Revenues from external customers	$3,213.5	$2,559.3	$329.8	$1,596.9
Segment earnings (2)	185.1	100.5	(24.5)	(131.3)
Depreciation and amortization	92.3	83.9	14.0	80.2
Capital expenditures	139.4	71.1	16.9	27.9
Total assets	1,255.0	1,052.2	966.5	N/A

(1)	As discussed in Note 1, “Basis of Presentation,” to the consolidated financial statements included in this Report, in connection with the Company’s emergence from Chapter 11 bankruptcy proceedings on November 9, 2009, the Company adopted fresh-start accounting on November 7, 2009. As a result, financial data presented for periods prior to November 7, 2009, is identified as “Predecessor” information, and financial data presented for periods subsequent to November 7, 2009, is identified as “Successor” information.
(2)	As discussed in Note 14, “Segment Reporting,” segment earnings represents pretax income (loss) before goodwill impairment charges, interest expense, other (income) expense, reorganization items and fresh-start accounting adjustments and equity in net (income) loss of affiliates.

Competition

We estimate our global target market for electrical distribution systems to be approximately $40 billion. We are one of only four suppliers with complete electrical distribution and manufacturing capabilities for both traditional and high-power systems and components in every automotive market in the world. Our major competitors vary by our four product areas. In wire harnesses, our major competitors include Yazaki Corporation, Sumitomo Corporation, Delphi Automotive PLC, Leoni AG and Furukawa Electric Co., Ltd., as well as certain regional suppliers. In terminals and connectors, our major competitors include TE Connectivity, Ltd., Yazaki Corporation, Sumitomo Corporation and Delphi Automotive PLC. In electronics, our major competitors include Continental AG, Delphi Automotive PLC, Hella, Inc. and Robert Bosch LLC. In advanced efficiency systems, our major competitors include Magna E-Car Systems GmbH & Co OG, Delphi Automotive PLC, Robert Bosch LLC and Hitachi, Ltd.

Technology

EPMS technology spans each of our four product areas: wire harnesses, terminals and connectors, electronics and advanced efficiency systems. We are able to supply complete electrical distribution systems across our entire product offering by leveraging the expertise in each of these four product areas. Our expertise is developed and delivered by over 1,900 engineers across 14 countries and is led by four global centers of excellence.

•

Wire harnesses – In addition to industry leading capability in the delivery of wire harnesses, our technology includes expertise in alternative conductor materials, such as copper clad steel, copper clad aluminum and other hybrid alloys, as well as systems expertise in our ability to design vehicle harness applications utilizing these alternative conductor materials. Alternative conductor materials enable ultra small gauge conductors that can reduce the weight and packaging size of electrical distribution systems. Reductions in weight and size support our customers’ efforts to reduce the overall weight of the vehicle in order to meet fuel efficiency standards. These ultra small gauge conductors are enabled by a synergistic relationship with our terminals and connectors technology expertise.

•

Terminals and connectors – We provide a broad set of terminals and connectors to the market and are developing advanced capabilities in aluminum terminals and aluminum wire termination, ultra small gauge termination and high voltage terminals and connectors. Our high voltage terminals and connectors are a part of our advanced efficiency systems capabilities, and we have established a leading capability in power density (power per packaging size).

Our expertise in terminals and connectors has also made a direct contribution to our smart junction box technology with the development of surface mount connectors being a key technology to reduce package size and weight through integrated thermal management.

•

Electronics – We have a leading position in smart junction boxes and continue to develop solid state smart junction box technology, which reduces size and weight, enables wire gauge reduction and eliminates fuses by using resettable smart drivers. We continue to advance with the development of aluminum printed circuit boards for reduced copper usage and reduced weight products. Importantly, this technology also enables the integration of additional feature content into the smart junction box with a sizable cost reduction for the electrical system.

Wireless capability includes expertise in the development of radio frequency systems. We offer the longest range wireless products in the industry and are developing higher frequency passive entry systems for improved security and 2-way remote keyless entry systems that enable the vehicle to provide feedback to the consumer, such as verification that the doors have locked or that the engine has started.

LED lighting control expertise includes interior and exterior applications and is being advanced with the development of pixel light control capabilities.

Additionally, we have developed a number of innovative products and features focused on increasing value to our customers, such as interior function control and infotainment products, including audio amplifiers and satellite receivers.

We also maintain validation and electromagnetic compatibility labs at several of our electrical facilities, where we develop and test electronic products for compliance with government requirements and customer specifications.

•

Advanced efficiency systems – Increased vehicle efficiency trends and the hybrid and electric vehicle market represents a significant advancement in emerging technology for electrical distribution systems and components. We offer a product portfolio of stand-alone and fully integrated solutions for our customers’ existing and future hybrid and electric vehicles. Our systems and components have achieved industry leading efficiency, packaging and reliability. We have over 130 patents and patents pending in our high-power product segment, and our product portfolio includes the following:

—	High-power charging systems comprised of on/off board chargers, a family of charge cord sets, fast charge stations and charge receptacles and couplers.

—

High-power distribution systems including high voltage wire harnesses found throughout the vehicle and battery pack, high-power terminals and connectors (designed to carry high amounts of electric current, to be packaged tightly and to provide proper sealing, high-use reliability and ease of use for the consumer) and battery disconnect units, as well as manual service disconnects.

—

Energy management systems including battery monitoring systems, DC/DC converters, traction inverters and our patented integrated power module, which integrates the functionality of charging and energy management for an efficient solution for hybrid and electric vehicles.

Our Advanced Efficiency Systems Global Center of Excellence, in Southfield, Michigan, supports growth opportunities globally in the hybrid and electric vehicle market through the development of high-power and hybrid electrical systems and components. A high power application center with full development capabilities is also located in Valls, Spain.

For additional factors that may impact our EPMS segment’s business, financial condition, operating results and/or cash flows, see Item 1A, “Risk Factors.”

Seasonality

Our principal operations are directly related to the automotive industry. Consequently, we may experience seasonal fluctuations to the extent automotive vehicle production slows, such as in the summer months when many customer plants close for model year changeovers, in December when many customer plants close for the holidays and during periods of high vehicle inventory. See Note 16, “Quarterly Financial Data,” to the consolidated financial statements included in this Report.

Customers

We serve the worldwide automotive and light truck market, which produced approximately 75 million vehicles in 2011. We have automotive content on over 300 vehicle nameplates worldwide and serve all of the world’s major automotive manufacturers.

In 2011, Ford and General Motors, two of the largest automotive and light truck manufacturers in the world, each accounted for 19% of our net sales. In addition, BMW accounted for approximately 12% of our net sales. For further information related to our customers and domestic and foreign sales and operations, see Note 14, “Segment Reporting,” to the consolidated financial statements included in this Report.

We receive purchase orders from our customers that generally provide for the supply of a customer’s annual requirements for a particular vehicle model and assembly plant, or in some cases, for the supply of a customer’s requirements for the life of a particular vehicle model, rather than for the purchase of a specified quantity of products. Although most purchase orders may be terminated by our customers at any time, such terminations have been minimal and have not had a material impact on our operating results. We are subject to risks that an automotive manufacturer will produce fewer units of a vehicle model than anticipated or that an automotive manufacturer will not award us a replacement program following the life of a vehicle model. To reduce our reliance on any one vehicle model, we produce automotive systems and components for a broad cross-section of both new and established models. However, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating performance. Our net sales for the year ended December 31, 2011, were comprised of the following vehicle categories: 65% cars, including 23% compact, 22% mid-size, 15% luxury/sport and 5% full-size, and 35% light truck, including 23% sport utility/crossover and 12% pickup and other light truck.

Our seating customers award business to their suppliers in a number of ways, including the award of complete automotive seat systems, allowing the suppliers to either manufacture the components themselves or to purchase them from other suppliers at their discretion. Increasingly, certain of our customers are electing to award certain seat components directly to component suppliers and independent of the complete seat system award. We have been investing in and expanding our component capacity in low-cost regions in order to maximize our participation in this sourcing trend.

Our agreements with our major customers generally provide for an annual productivity price reduction. Historically, cost reductions through product design changes, increased manufacturing productivity and similar programs with our suppliers have generally offset these customer-imposed price reduction requirements. However, raw material, energy and commodity costs have been volatile over the past several years. Although we have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. These costs remain volatile and could have an impact on our operating results in the foreseeable future. In addition, we are exposed to increasing market risk associated with fluctuations in foreign exchange as a result of our low-cost footprint and vertical integration strategies. We use derivative financial instruments to reduce our exposure to fluctuations in foreign exchange rates. For additional information regarding our foreign exchange and commodity price risk, see Part II — Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition — Foreign Exchange” and “— Commodity Prices.”

Employees

As of December 31, 2011 and 2010, our employment levels worldwide were approximately as follows:

Region	2011	2010
United States and Canada	7,400	6,700
Mexico	34,100	26,800
Central and South America	8,000	7,100
Europe and Africa	31,700	28,800
Asia	16,600	14,000

Total	97,800	83,400

A substantial number of our employees are members of unions or national trade organizations. We have collective bargaining agreements with several unions, including the United Auto Workers, the Canadian Auto Workers and the International Brotherhood of Electrical Workers. Each of our unionized facilities in the United States and Canada has a separate collective bargaining agreement with the union that represents the workers at such facility, with each such agreement having an expiration date that is independent of the other agreements. The majority of our employees in Mexico and Europe are members of industrial trade union organizations or confederations within their respective countries. Many of these organizations and confederations operate under national contracts, which are not specific to any one employer. We have occasionally experienced labor disputes at our plants. We have been able to resolve all such labor disputes and believe our relations with our employees are generally good.

See Item 1A, “Risk Factors — A significant labor dispute involving us or one or more of our customers or suppliers or that could otherwise affect our operations could adversely affect our financial performance,” and Part II — Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements.”

Technology

Worldwide, we hold many patents and have many patent applications pending. While we believe that our patent portfolio is a valuable asset, no individual patent or group of patents is critical to the success of our business. We also license selected technologies to automotive manufacturers and to other automotive suppliers. We continually strive to identify and implement new technologies for use in the design and development of our products.

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

We have numerous registered trademarks in the United States and in many foreign countries. The most important of these marks include “LEAR CORPORATION” (including a stylized version thereof) and “LEAR.” These marks are widely used in connection with our product lines and services. The trademarks and service marks “ADVANCE RELENTLESSLY,” “PROTEC,” “PROTEC PLUS” and others are used in connection with certain of our product lines and services.

We will continue to dedicate resources to engineering and development. Engineering and development costs incurred in connection with the development of new products and manufacturing methods within one year of launch, to the extent not recoverable from our customers, are charged to cost of sales as incurred. Such costs are charged to selling, general and administrative expenses when incurred more than one year prior to launch. Engineering and development costs charged to selling, general and administrative expenses totaled approximately $111 million, $81 million and $83 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Joint Ventures and Noncontrolling Interests

We form joint ventures in order to gain entry into new markets, expand our product offerings and broaden our customer base. In particular, we believe that certain joint ventures have provided us, and will continue to provide us, with the opportunity to expand our business relationships with Asian automotive manufacturers, particularly in emerging markets. We also partner with companies having significant local experience in commerce, customs and capacity to reduce our financial risk and enhance our potential for achieving expected financial returns. In some cases, these joint ventures may be located in North America or Europe and used to expand our customer relationships.

As of December 31, 2011, we had 28 operating joint ventures located in 20 countries. Of these joint ventures, 13 are consolidated and 15 are accounted for using the equity method of accounting. Twenty of the joint ventures operate in Asia, five operate in North America (including two that are dedicated to serving Asian automotive manufacturers), two operate in Europe (including one that is dedicated to serving Asian automotive manufacturers) and one operates in all three regions. With the exception of International Automotive Components Group North America, LLC and Industrias Cousin Freres, S.L., which we intend to monetize or discontinue, all of our joint ventures are core to our business. Net sales of our consolidated joint ventures accounted for approximately 11% of our net sales in 2011. As of December 31, 2011, our investments in non-consolidated joint ventures totaled $148 million. A summary of our non-consolidated operating joint ventures, including ownership percentages, is shown below. For further information related to our joint ventures, see Note 6, “Investments in Affiliates and Other Related Party Transactions,” to the consolidated financial statements included in this Report.

Country	Name	Ownership Percentage
China	Shanghai Lear STEC Automotive Parts Co., Ltd.	55%
China	Lear Dongfeng Automotive Seating Co., Ltd.	50
China	Jiangxi Jiangling Lear Interior Systems Co., Ltd.	50
China	Beijing BAI Lear Automotive Systems Co., Ltd.	50
China	Beijing Lear Automotive Electronics and Electrical Products Co., Ltd.	50
China	Changchun Lear FAW Sihuan Automotive Electrical and Electronics Co., Ltd.	49
China	Changchun Lear FAW Sihuan Automotive Seat Systems Co., Ltd.	49
China	Beijing Lear Dymos Automotive Systems Co., Ltd.	40
Honduras	Honduras Electrical Distribution Systems S. de R.L. de C.V.	49
India	Dymos Lear Automotive India Private Limited	35
Korea	Dong Kwang Lear Yuhan Hoesa	50
Spain	Industrias Cousin Freres, S.L.	50
United States	Kyungshin-Lear Sales and Engineering LLC	49
United States	Tacle Seating USA, LLC	49
United States	International Automotive Components Group North America, LLC	23

ITEM 1A – RISK FACTORS

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

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer and fleet demand for automotive vehicles, and our level of content on specific vehicle platforms, as well as the portion of such content manufactured internally. Automotive sales and production can be affected by general economic or industry conditions, the age of the vehicle fleet and related scrappage rates, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, the availability and cost of credit, the availability to our customers and suppliers of critical components needed to complete the production of vehicles and other factors.

Our ability to reduce the risks inherent in certain concentrations of business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall. While we are pursuing a strategy of aggressively expanding our sales and operations in Asia, no assurances can be given as to how successful we will be in doing so. As a result, a decline in the production levels of our major customers, particularly with respect to models for which we are a significant supplier, could reduce our sales and thereby adversely affect our financial condition, operating results and cash flows.

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

Raw material, energy and commodity costs have been volatile over the past several years and remained so in 2011. Although we have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control. If the costs of raw materials, energy, commodities and product components increase or the availability thereof is restricted, it could adversely affect our financial condition, operating results and cash flows.

•	Adverse developments affecting or the financial distress of one or more of our suppliers could adversely affect our financial performance.

We obtain components and other products and services from numerous tier 2 automotive suppliers and other vendors throughout the world. We are responsible for managing our supply chain, including suppliers who may be the sole-sources of products that we require, who our customers direct us to use or who have unique capabilities that would make it difficult and/or expensive to re-source. In certain instances, entire industries may experience short-term capacity constraints. Additionally, our production capacity and that of our customers and suppliers may be adversely affected by natural disasters. Any such significant disruption could adversely affect our financial performance. In addition, unfavorable industry conditions could result in financial distress within our supply base, thereby increasing the risk of supply disruption. Although market conditions have improved in recent years, uncertainty remains and another economic downturn or other unfavorable industry conditions in one or more of the regions in which we operate could cause a supply disruption and thereby adversely affect our financial condition, operating results and cash flows.

•	Our substantial international operations make us vulnerable to risks associated with doing business in foreign countries.

As a result of our global presence, a significant portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. We have substantial manufacturing and distribution facilities in many foreign countries, including Mexico and countries in Europe, Central and South America, Africa and Asia. In addition, international operations are subject to certain risks inherent in doing business abroad, including:

•	exposure to local economic conditions;

•	political, economic and civil instability (including acts of terrorism, civil unrest, drug-cartel related and other forms of violence and outbreaks of war);

•	expropriation and nationalization;

•	currency exchange rate fluctuations and currency controls;

•	withholding and other taxes on remittances and other payments by subsidiaries;

•	investment restrictions or requirements;

•	repatriation restrictions or requirements;

•	export and import restrictions;

•	increases in working capital requirements related to long supply chains; and

•

global sovereign fiscal matters and creditworthiness, including potential defaults and the related impacts on economic activity, including the possible effects on credit markets, currency values, monetary unions, international treaties and fiscal policies.

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

•	Certain of our operations are conducted through joint ventures which have unique risks.

Certain of our operations, particularly in emerging markets, are conducted through joint ventures. With respect to our joint ventures, we may share ownership and management responsibilities with one or more partners who may not share our goals and objectives. Operating a joint venture requires us to operate the business pursuant to the terms of the agreement that we entered into with our partners, including additional organizational formalities, as well as to share information and decision making. Additional risks associated with joint ventures include one or more partners failing to satisfy contractual obligations, conflicts arising between us and any of our partners and a change in the ownership of any of our partners. Additionally, our ability to sell our interest in a joint venture may be subject to contractual and other limitations.

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

In connection with the award of new business, we obligate ourselves to deliver new products and services that are subject to our customers’ timing, performance and quality standards. Additionally, as a tier 1 supplier, we must effectively coordinate the activities of numerous suppliers in order for the program launches of our products to be successful. Given the complexity of new program launches, we may experience difficulties managing product quality, timeliness and associated costs. In addition, new program launches require a significant ramp up of costs; however, our sales related to these new programs generally are dependent upon the timing and success of our customers’ introduction of new vehicles. Our inability to effectively manage the timing, quality and costs of these new program launches could adversely affect our financial condition, operating results and cash flows.

•	A significant labor dispute involving us or one or more of our customers or suppliers or that could otherwise affect our operations could adversely affect our financial performance.

A substantial number of our employees and the employees of our largest customers and suppliers are members of industrial trade unions and are employed under the terms of collective bargaining agreements. Each of our unionized facilities in the United States and Canada has a separate collective bargaining agreement with the union that represents the workers at such facility, with each such agreement having an expiration date that is independent of the other agreements. We have collective bargaining agreements covering approximately 58,000 employees globally. In the United States and Canada, contracts covering approximately 40% of our unionized workforce are scheduled to expire during 2012. A labor dispute involving us, any of our customers or suppliers or any other suppliers to our customers or that otherwise affects our operations, or the inability by us, any of our customers or suppliers or any other suppliers to our customers to negotiate, upon the expiration of a collective bargaining agreement, an extension of such agreement or a new agreement on satisfactory terms could adversely affect our financial condition, operating results and cash flows.

•	Our existing indebtedness and the inability to access capital markets could restrict our business activities or adversely affect our financial performance.

As of December 31, 2011, we had approximately $695 million of outstanding indebtedness. The debt instruments governing our indebtedness contain covenants that may restrict our business activities, and our failure to comply with these covenants could result in a default under our indebtedness. Our inability to generate sufficient cash flow to satisfy our debt obligations, to refinance our debt obligations or to access capital markets on commercially reasonable terms could adversely affect our financial condition, operating results and cash flows.

•	Significant changes in discount rates, the actual return on pension assets and other factors could adversely affect our financial performance.

Our earnings may be positively or negatively impacted by the amount of income or expense recorded related to our defined benefit plans. Accounting principles generally accepted in the United States (“GAAP”) require that income or expense related to the defined benefit plans be calculated at the annual measurement date using actuarial calculations, which reflect certain assumptions. The most significant of these assumptions relate to interest rates, the capital markets and other economic conditions. These assumptions, as well as the actual value of pension assets at the measurement date, will impact the calculation of pension and other postretirement benefit expense for the year. Although pension expense and pension contributions are not directly related, the key economic indicators that affect pension expense also affect the amount of cash that we will contribute to our pension plans. Because interest rates and the values of these pension assets have fluctuated and will continue to fluctuate in response to changing market conditions, pension and other postretirement benefit expense in subsequent periods, the funded status of our pension plans and the future minimum required pension contributions, if any, could adversely affect our financial condition, operating results and cash flows.

•	Impairment charges relating to our goodwill and long-lived assets could adversely affect our financial performance.

We regularly monitor our goodwill and long-lived assets for impairment indicators. In conducting our goodwill impairment testing, we perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If not, no further goodwill impairment testing is performed. If it is more likely than not that a reporting unit’s fair value is less than its carrying amount, we compare the fair value of each of our reporting units to the related net book value. In conducting our impairment analysis of long-lived assets, we compare the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. Changes in economic or operating conditions impacting our estimates and assumptions could result in the impairment of our goodwill or long-lived assets. In the event that we determine that our goodwill or long-lived assets are impaired, we may be required to record a significant charge to earnings that could adversely affect our financial condition and operating results.

•	Our failure to execute our strategic objectives could adversely affect our financial performance.

Our financial performance depends, in part, on our ability to successfully execute our strategic objectives. Our corporate strategy involves, among other things, leveraging our global presence and expanding our low-cost footprint, focusing on our core capabilities, selective vertical integration and investments in technology, and enhancing and diversifying our strong customer relationships through operating performance. Various factors, including the industry environment and the other matters described in Part II — Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “— Forward-Looking Statements,” could adversely affect our ability to execute our corporate strategy. Our failure to execute our strategic objectives could adversely affect our financial condition, operating results and cash flows. Moreover, there can be no assurances that, even if implemented, our strategic objectives will be successful.

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

We are involved in various legal and regulatory proceedings and claims that, from time to time, are significant. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes, including disputes with our customers, suppliers or competitors, intellectual property matters, personal injury claims, environmental matters, tax matters, employment matters and antitrust matters. No assurances can be given that such proceedings and claims will not adversely affect our financial condition, operating results and cash flows.

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

We have significant U.S. net operating loss, capital loss and tax credit carryforwards (collectively, the “Tax Attributes”). Under federal tax laws, we can carry forward and use our Tax Attributes to reduce our future U.S. taxable income and tax liabilities until such Tax Attributes expire in accordance with the Internal Revenue Code, as amended (the “IRC”). Section 382 and Section 383 of the IRC provide an annual limitation on our ability to utilize our Tax Attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership, as defined under the IRC. Our emergence from Chapter 11 bankruptcy proceedings in November 2009 is considered a change in ownership for purposes of IRC Section 382. The limitation under the IRC is based on the value of the Company as of the emergence date. As a result, our future U.S. taxable income may not be fully offset by the Tax Attributes if such income exceeds our annual limitation, and we may incur a tax liability with respect to such income. In addition, we may experience a change in ownership in the future as a result of changes in our stock ownership that are beyond our control, and any such subsequent changes in ownership for purposes of the IRC could further limit our ability to use our Tax Attributes.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

As of December 31, 2011, our operations were conducted through 207 facilities, some of which are used for multiple purposes, including 79 just-in-time manufacturing facilities, 88 dedicated component manufacturing facilities, ten sequencing and distribution sites, 24 administrative/technical support facilities and six advanced technology centers, in 35 countries. Our corporate headquarters is located in Southfield, Michigan.

Of our 207 total facilities, which include facilities owned or leased by our consolidated subsidiaries, 80 are owned and 127 are leased with expiration dates ranging from 2012 through 2051. We believe that substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our current and expected manufacturing and distribution needs. See Part II — Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition.”

SEATING
Argentina	Czech Republic	India (continued)	Mexico (continued)	South Africa	United States
Escobar, BA	Kolin	Halol	Panzacola, TL	East London	Arlington, TX
Ferreyra, CBA	Stribro	Maraimalai Nagar	Piedras Negras, CO	Port Elizabeth	Brownstown
Belgium	France	Nasik	Ramos Arizpe, CO	Rosslyn	Township, MI
Genk	Cergy	Pune	Saltillo, CO	South Korea	Columbia City, IN
Brazil	Feignies	Italy	San Felipe, GU	Gyeongju	Detroit, MI
Betim	Guipry	Caivano, NA	San Luis Potosi, SL	Spain	Duncan, SC
Caçapava	Germany	Cassino, FR	Silao, GO	Epila	Farwell, MI
Camaçari	Besigheim	Grugliasco, TO	Toluca, MX	Valdemoro	Hammond, IN
Gravatai	Boeblingen	Melfi, PZ	Villa Ahumada, CH	Sweden	Hebron, OH
Canada	Bremen	Pozzo d’Adda, MI	Moldova	Trollhattan	Louisville, KY
Ajax, ON	Eisenach	Malaysia	Ungheni	Thailand	Mason, MI
Kitchener, ON	Garching-Hochbrueck	Behrang Stesen	Morocco	Mueang Nakhon	Montgomery, AL
Whitby, ON	Ginsheim-Gustavsburg	Klang	Tangier	Ratchasima	Morristown, TN
China	Munich	Mexico	Poland	Rayong	Rochester Hills, MI
Changchun	Rietberg	Aguascalientes, AG	Jaroslaw	Samuprakarn	Roscommon, MI
Chongqing	Wackersdorf	Cuautlancingo, PU	Tychy	Turkey	Selma, AL
Liuzhou	Hungary	Hermosillo, SO	Russia	Gemlik	Wentzville, MO
Nanjing	Györ	Juarez, CH	Kaluga	United Kingdom	Vietnam
Rui’an	Mór	Mexico City, DF	Nizhny Novgorod	Coventry	Hai Phong City
Shanghai	India	Monclova, CO	St. Petersburg	Redditch
Shenyang	Chakan	Nuevo Casas	Slovak Republic	Sunderland
Wuhan	Chennai	Grandes, CH	Presov
Wuhu			Senec

ELECTRICAL POWER MANAGEMENT SYSTEMS
Argentina	Czech Republic	Honduras	Morocco	Romania	Thailand
Pacheco, BA	Vyskov	Naco	Salé Al-Jadida	Campulung	Kabin Buri
Brazil	France	Hungary	Tangier	Pitesti	Tunisia
Navegantes	Hordain	Gödöllö	Philippines	Russia	Bir El Bey
China	Sandouville	Gyöngyös	LapuLapu City	Volokolamsk	United States
Chongqing	Germany	India	Poland	South Africa	Plymouth, IN
Nanjing	Bersenbrueck	Pune	Mielec	Port Elizabeth	Taylor, MI
Shanghai	Kronach	Mexico		Spain	Traverse City, MI
Wuhan	Saarlouis	Apodaca, NL		Almussafes
	Wismar	Chihuahua, CH		Valls
Juarez, CH

ADMINISTRATIVE/TECHNICAL
Australia	Germany	Germany (continued)	Japan	South Korea	United Kingdom
Flemington	Allershausen-	Schwaig - Oberding	Hiroshima	Seoul	Coventry
Brazil	Leonhardsbuch	Wolfsburg	Kariya	Spain	United States
São Paulo	Boeblingen	India	Yokohama	Valls	El Paso, TX
China	Cologne	Pune	Netherlands	Sweden	Southfield, MI
Shanghai	Ginsheim -	Thane	Hilversum	Gothenburg
Czech Republic	Gustavsburg	Italy	Philippines	Thailand
Brno	Kranzberg	Grugliasco, TO	LapuLapu City	Bangkok
France	Munich		Singapore
Vélizy-Villacoublay	Remscheid

ITEM 3 – LEGAL PROCEEDINGS

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

ITEM 4 – MINE SAFETY DISCLOSURES

None.

SUPPLEMENTARY ITEM – EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names, ages and positions of our executive officers. Executive officers are appointed annually by our Board of Directors and serve at the pleasure of our Board.

Name	Age	Position
Shari L. Burgess	53	Vice President and Treasurer
Jason M. Cardew	41	Vice President and Interim Chief Financial Officer
Wendy L. Foss	54	Vice President, Corporate Controller and Chief Accounting Officer
Terrence B. Larkin	57	Executive Vice President, Business Development, General Counsel and Corporate Secretary
Frank C. Orsini	39	Vice President and Interim President, Electrical Power Management Systems
Raymond E. Scott	46	Executive Vice President and President, Seating
Matthew J. Simoncini	51	President and Chief Executive Officer
Melvin L. Stephens	56	Senior Vice President, Communications, Human Resources and Investor Relations

Set forth below is a description of the business experience of each of our executive officers.

Shari L. Burgess	Ms. Burgess is the Company’s Vice President and Treasurer, a position she has held since August 2002. Ms. Burgess previously served in various financial roles since joining Lear in 1992. Prior to joining Lear, Ms. Burgess served as the corporate controller for Victor International Corporation and as an audit manager for Ernst & Young LLP.

Jason M. Cardew	Mr. Cardew is the Company’s Vice President and Interim Chief Financial Officer, a position he has held since September 2011. Mr. Cardew most recently served as the Company’s Vice President, Financial Planning & Analysis since May 2010. Previously, he served as the Company’s Vice President, Finance, Seating since August 2003 and prior to 2003, in various financial management positions at the Company.

Wendy L. Foss	Ms. Foss is the Company’s Vice President, Corporate Controller and Chief Accounting Officer, a position she has held since September 2011. Ms. Foss most recently served as the Company’s Vice President and Corporate Controller since November 2007. Previously, she served as the Company’s Vice President and Chief Compliance Officer from January 2007 until February 2009, Vice President, Audit Services since September 2007, Vice President, Finance and Administration and Corporate Secretary since May 2007, Vice President, Finance and Administration and Deputy Corporate Secretary since September 2006, Vice President, Accounting since July 2006, Assistant Corporate Controller since June 2003 and prior to 2003, in various financial management positions for both the Company and UT Automotive, Inc., which was acquired by the Company in 1999.

Terrence B. Larkin	Mr. Larkin is the Company’s Executive Vice President, Business Development, General Counsel and Corporate Secretary, a position he has held since November 2011. Mr. Larkin previously served as the Company’s Senior Vice President, General Counsel and Corporate

Secretary since January 2008. Prior to joining the Company, Mr. Larkin was a partner since 1986 of Bodman PLC, a Detroit-based law firm. Mr. Larkin served on the executive committee of Bodman PLC and was the chairman of its business law practice group. Mr. Larkin’s practice was focused on general corporate, commercial transactions and mergers and acquisitions.

Frank C. Orsini	Mr. Orsini is the Company’s Vice President and Interim President, Electrical Power Management Systems (“EPMS”), a position he has held since October 2011. Mr. Orsini most recently served as the Company’s Vice President, Operations, EPMS since 2009. Previously, he served as the Company’s Vice President, Sales, Program Management & Manufacturing, EPMS since 2008, Vice President, North America Seating Operations since 2005 and prior to 2005, in various management positions for the Company since 1994.

Raymond E. Scott	Mr. Scott is the Company’s Executive Vice President and President, Seating, a position he has held since November 2011. Mr. Scott most recently served as the Company’s Senior Vice President and President, EPMS since February 2008. Previously, he served as the Company’s Senior Vice President and President, North American Seating Systems Group since August 2006, Senior Vice President and President, North American Customer Group since June 2005, President, European Customer Focused Division since June 2004 and President, General Motors Division since November 2000.

Matthew J. Simoncini	Mr. Simoncini is the Company’s President and Chief Executive Officer, a position he has held since September 2011. Mr. Simoncini most recently served as the Company’s Senior Vice President and Chief Financial Officer since October 2007. Previously, he served as the Company’s Senior Vice President, Finance and Chief Accounting Officer since August 2006, Vice President, Global Finance since February 2006, Vice President of Operational Finance since June 2004, Vice President of Finance — Europe since 2001 and prior to 2001, in various senior financial management positions for both the Company and UT Automotive, Inc.

Melvin L. Stephens	Mr. Stephens is the Company’s Senior Vice President, Communications, Human Resources and Investor Relations, a position he has held since September 2009. Previously, he served as Vice President of Corporate Communications and Investor Relations since January 2002. Prior to joining the Company, Mr. Stephens worked for Ford Motor Company and held various leadership positions in finance, business planning, corporate strategy, communications, sales and marketing and investor relations.

PART II

ITEM 5 – MARKET FOR THE COMPANY’S COMMON EQUITY,

RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “LEA.”

The high and low sales prices per share of our common stock, based on the daily closing price as reported on the New York Stock Exchange, and the amount of our dividend declarations for 2011 and 2010 are shown below:

2011:	Price Range of Common Stock		Cash Dividend Per Share
	High	Low
4th Quarter	$49.69	$36.03	$0.125
3rd Quarter	54.61	39.33	0.125
2nd Quarter	53.85	45.80	0.125
1st Quarter (1)	55.96	47.50	0.125

2010:	Price Range of Common Stock (1)		Cash Dividend Per Share
	High	Low
4th Quarter	$49.88	$39.42	$—
3rd Quarter	40.65	31.81	—
2nd Quarter	41.95	31.99	—
1st Quarter	40.93	34.33	—

(1)

2011 and 2010 common stock prices and cash dividends have been retroactively adjusted to reflect the two-for-one stock split described in Note 11, “Capital Stock and Equity,” to the consolidated financial statements included in this Report.

Dividends

On February 9, 2012, our Board of Directors declared a quarterly cash dividend of $0.14 per share of common stock, payable on March 21, 2012, to shareholders of record at the close of business on March 2, 2012. In addition, our Board of Directors declared quarterly cash dividends of $0.125 per share of common stock in 2011. We did not pay cash dividends on our common stock in 2010.

We currently expect to pay quarterly cash dividends in the future, although such payments are at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors that our Board of Directors may consider at its discretion. See Part II — Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements.” In addition, our amended and restated credit facility and indentures governing our senior notes place certain limitations on the payment of cash dividends. See Note 8, “Long-Term Debt,” to the consolidated financial statements included in this Report.

Holders of Common Stock

The Transfer Agent and Registrar for our common stock is BNY Mellon, located in New York, New York. On February 15, 2012, there were 63 registered holders of record of our common stock.

For certain information regarding our equity compensation plans, see Part III — Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information.”

Common Stock Share Repurchase Program

On February 16, 2011, our Board of Directors authorized a three year, $400 million common stock share repurchase program, which expires on February 16, 2014. Under this program, we may repurchase shares of our outstanding common stock from time to time in open market or privately negotiated transactions at prices, times and amounts to be determined by us. On January 11, 2012, our Board of Directors authorized a $300 million increase to the existing common stock share repurchase program, bringing the total value of shares of outstanding common stock that may be repurchased under the program to $700 million. All other terms of the program, including the expiration date, remain unchanged. In 2011, we repurchased 6,182,429 shares of our outstanding common stock at an average purchase price of $45.15 per share, excluding commissions, for an aggregate purchase price of $279 million, and may repurchase an additional $421 million in shares of our outstanding common stock under this program. Shares and price per share have been retroactively adjusted to reflect the two-for-one stock split described in Note 11, “Capital Stock and Equity,” to the consolidated financial statements included in this Report. The extent to which we will repurchase our outstanding common stock and the timing of such repurchases will depend upon our financial condition, prevailing market conditions, alternative uses of capital and other factors. See Part II — Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements.” In addition, our amended and restated credit facility and indentures governing our senior notes place certain limitations on the repurchase of common shares. See Note 8, “Long-Term Debt,” to the consolidated financial statements included in this Report. A summary of the shares of our common stock repurchased during the fiscal quarter ended December 31, 2011, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (2)
October 2, 2011 through October 27, 2011	—	N/A	N/A	$505.8
October 28, 2011 through November 24, 2011	712,546	$42.45	712,546	$475.6
November 25, 2011 through December 31, 2011	1,387,360	$39.42	1,387,360	$420.9

Total	2,099,906	$40.45	2,099,906	$420.9

(1)	Excluding commissions.
(2)	Includes the $300 million increase in the total dollar value of shares that may be repurchased pursuant to our common stock share repurchase program which took effect in January 2012.

Performance Graph

The following graph compares the cumulative total stockholder return from November 9, 2009, the date of our emergence from Chapter 11 bankruptcy proceedings, through December 31, 2011, for our existing common stock, the S&P 500 Index and peer groups (1)  of companies that we have selected for purposes of this comparison. Because the value of our old common stock bears no relation to the value of our existing common stock, the graph below reflects only our existing common stock. We have assumed that dividends have been reinvested, and the returns of each company in the S&P 500 Index and the peer groups have been weighted to reflect relative stock market capitalization. The graph below assumes that $100 was invested on November 9, 2009, in each of our existing common stock, the stocks comprising the S&P 500 Index and the stocks comprising each of the peer groups.

	November 9, 2009	December 31, 2009	December 31, 2010	December 31, 2011
Lear Corporation	$100.00	$133.94	$195.47	$159.60
S&P 500	$100.00	$104.63	$120.14	$122.66
Current Peer Group (1)	$100.00	$107.93	$182.39	$141.85
Previous Peer Group (1)	$100.00	$104.48	$169.16	$137.04

(1)	We do not believe that there is a single published industry or line of business index that is appropriate for comparing stockholder returns. As a result, we have selected a peer group comprised of representative independent automotive suppliers whose common stock is publicly traded. Our current peer group, referenced in the graph above, consists of American Axle & Manufacturing Holdings Inc., BorgWarner Inc., Dana Holding Corporation, Delphi Automotive PLC, Federal-Mogul Corporation, Gentex Corp., Johnson Controls, Inc., Magna International, Inc., Superior Industries International, Inc., Tenneco Inc., TRW Automotive Holdings Corp. and Visteon Corporation, which we believe provides a more meaningful comparison of stock performance than our previous peer group. Our previous peer group, referenced in the graph above, consisted of Meritor, Inc., BorgWarner Inc., Cooper Tire & Rubber Company, Eaton Corp., Gentex Corp., Goodyear Tire & Rubber Company, Johnson Controls, Inc., Magna International, Inc., Superior Industries International, Inc. and TRW Automotive Holdings Corp.

ITEM 6 – SELECTED FINANCIAL DATA

The following statement of operations, statement of cash flow and balance sheet data were derived from our consolidated financial statements. Our consolidated financial statements for the years ended December 31, 2011 and 2010, the two month period ended December 31, 2009, the ten month period ended November 7, 2009, and the years ended December 31, 2008 and 2007, have been audited by Ernst & Young LLP. The selected financial data below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the notes thereto included in this Report.

	Successor			Predecessor
	Year Ended		Two Month Period Ended December 31, 2009 (3)	Ten Month Period Ended November 7, 2009 (4)	Year Ended

	December 31, 2011 (1)	December 31, 2010 (2)			December 31, 2008 (5)	December 31, 2007 (6)
Statement of Operations Data: (in millions)
Net sales	$14,156.5	$11,954.6	$1,580.9	$8,158.7	$13,570.5	$15,995.0
Gross profit	1,193.2	1,018.3	72.8	287.4	747.6	1,151.8
Selling, general and administrative expenses	485.6	452.7	71.2	376.7	511.5	572.8
Amortization of intangible assets	28.0	27.2	4.5	4.1	5.3	5.2
Goodwill impairment charges	—	—	—	319.0	530.0	—
Divestiture of Interior business	—	—	—	—	—	10.7
Interest expense	39.7	55.4	11.1	151.4	190.3	199.2
Other (income) expense, net (7)	24.2	34.2	19.8	(16.6)	51.9	40.7
Reorganization items and fresh-start accounting adjustments, net	—	—	—	(270.7)	—	—

Consolidated income (loss) before provision (benefit) for income taxes and equity in net (income) loss of affiliates	615.7	448.8	(33.8)	(276.5)	(541.4)	323.2
Provision (benefit) for income taxes	68.8	24.6	(24.2)	29.2	85.8	89.9
Equity in net (income) loss of affiliates	(23.5)	(37.2)	(1.9)	64.0	37.2	(33.8)

Consolidated net income (loss)	570.4	461.4	(7.7)	(369.7)	(664.4)	267.1
Net income (loss) attributable to noncontrolling interests	29.7	23.1	(3.9)	16.2	25.5	25.6

Net income (loss) attributable to Lear	$540.7	$438.3	$(3.8)	$(385.9)	$(689.9)	$241.5

	Successor			Predecessor
	Year Ended		Two Month Period Ended December 31, 2009 (3)	Ten Month Period Ended November 7, 2009 (4)	Year Ended

	December 31, 2011 (1)	December 31, 2010 (2)			December 31, 2008 (5)	December 31, 2007 (6)
Statement of Operations Data:
Basic net income (loss) per share attributable to Lear	$5.21	$4.30	$(0.06)	$(4.98)	$(8.93)	$3.14
Diluted net income (loss) per share attributable to Lear	$5.08	$4.05	$(0.06)	$(4.98)	$(8.93)	$3.09
Weighted average shares outstanding – basic	103,750,223	94,814,044	69,050,374	77,499,860	77,242,360	76,826,765
Weighted average shares outstanding – diluted	106,344,367	108,122,150	69,050,374	77,499,860	77,242,360	78,214,248
Dividends per share	$0.50	$—	$—	$—	$—	$—
Statement of Cash Flow Data: (in millions)
Cash flows from operating activities	$790.3	$621.9	$324.0	$(499.2)	$163.6	$487.5
Cash flows from investing activities	(303.2)	(192.1)	(39.5)	(52.7)	(144.4)	(340.0)
Cash flows from financing activities	(372.3)	(320.7)	30.2	165.0	987.3	(70.4)
Capital expenditures	329.5	193.3	41.3	77.5	167.7	202.2
Other Data (unaudited):
Ratio of earnings to fixed charges (8)	10.1x	6.6x	—	—	—	2.4x

	Successor			Predecessor
As of or Year Ended	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Balance Sheet Data: (in millions)
Current assets	$4,761.5	$4,385.5	$3,787.0	$3,674.2	$3,718.0
Total assets	7,010.9	6,621.1	6,073.3	6,872.9	7,800.4
Current liabilities	3,063.5	2,818.5	2,400.8	4,609.8	3,603.9
Long-term debt	695.4	694.9	927.1	1,303.0	2,344.6
Equity	2,561.1	2,568.8	2,181.8	247.7	1,117.5
Other Data (unaudited):
Employees at year end	97,830	83,393	70,397	74,319	84,441
North American content per vehicle (9)	$381	$339	$344	$391	$483
North American vehicle production (in millions) (10)	13.1	11.9	8.6	12.6	15.0
European content per vehicle (11)	$317	$284	$294	$350	$342
European vehicle production (in millions) (12)	18.0	17.5	15.6	18.8	20.2

(1)	Results include $70.9 million of restructuring and related manufacturing inefficiency charges (including $1.0 million of fixed asset impairment charges), $19.3 million of fees and expenses related to our capital restructuring and other related matters, $10.6 million of losses and incremental costs, net of insurance recoveries, related to the destruction of assets caused by a fire at one of our European production facilities, $5.8 million of gains related to affiliate transactions and $70.4 million of tax benefits primarily related to the reversal of full valuation allowances on the deferred tax assets of three foreign subsidiaries, restructuring and various other items.
(2)	Results include $69.0 million of restructuring and related manufacturing inefficiency charges (including $3.6 million of fixed asset impairment charges), $21.7 million of fees and expenses related to our capital restructuring and other related matters, an $11.8 million loss on the extinguishment of debt resulting from the write-off of unamortized debt issuance costs and $51.6 million of tax benefits related to reductions in recorded tax reserves and various other items. Share and per share data has been retroactively adjusted to reflect the two-for-one stock split described in Note 11, “Capital Stock and Equity,” to the consolidated financial statements included in this Report.

(3)	Results include $44.5 million of restructuring and related manufacturing inefficiency charges, a $1.9 million loss related to a transaction with an affiliate, $15.1 million of charges as a result of the bankruptcy proceedings and the application of fresh-start accounting and a $27.6 million tax benefit primarily related to the settlement of a tax matter in a foreign jurisdiction. Share and per share data has been retroactively adjusted to reflect the two-for-one stock split described in Note 11, “Capital Stock and Equity,” to the consolidated financial statements included in this Report.
(4)	Results include $319.0 million of goodwill impairment charges, a gain of $270.7 million related to reorganization items and fresh-start accounting adjustments, $23.9 million of fees and expenses related to our capital restructuring, $115.5 million of restructuring and related manufacturing inefficiency charges (including $5.6 million of fixed asset impairment charges), $42.0 million of impairment charges related to our investments in two equity affiliates, a $9.9 million loss related to a transaction with an affiliate and a $23.1 million tax benefit related to reorganization items and fresh-start accounting adjustments.
(5)	Results include $530.0 million of goodwill impairment charges, $193.9 million of restructuring and related manufacturing inefficiency charges (including $17.5 million of fixed asset impairment charges), $7.5 million of gains related to the extinguishment of debt, a $34.2 million impairment charge related to an investment in an affiliate, $22.2 million of gains related to the sales of our interests in two affiliates and $8.5 million of net tax benefits related to a reduction in recorded tax reserves, the reversal of a valuation allowance in a European subsidiary and the establishment of a valuation allowance in another European subsidiary.
(6)	Results include $20.7 million of charges related to the divestiture of our automotive interiors business, $181.8 million of restructuring and related manufacturing inefficiency charges (including $16.8 million of fixed asset impairment charges), $36.4 million of a curtailment gain related to the freeze of the U.S. salaried pension plan, $34.9 million of merger transaction costs, $3.9 million of losses related to the acquisition of the noncontrolling interest in an affiliate and $24.8 million of net tax benefits related to changes in valuation allowances in several foreign jurisdictions, tax rates and various other tax items.
(7)	Includes non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with our asset-backed securitization and factoring facilities, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the sales of fixed assets and other miscellaneous income and expense.
(8)	“Fixed charges” consist of interest on debt, amortization of deferred financing fees and that portion of rental expenses representative of interest. “Earnings” consist of consolidated income (loss) before provision (benefit) for income taxes and equity in the undistributed net (income) loss of affiliates and fixed charges. Earnings in the two month period ended December 31, 2009, the ten month period ended November 7, 2009, and the year ended December 31, 2008, were insufficient to cover fixed charges by $33.2 million, $271.8 million and $537.3 million, respectively. Accordingly, such ratio is not presented for these periods.
(9)	“North American content per vehicle” is our net sales in North America divided by estimated total North American vehicle production. Content per vehicle data excludes business conducted through non-consolidated joint ventures. Content per vehicle data for 2010 has been updated to reflect actual production levels.
(10)	“North American vehicle production” includes car and light truck production in the United States, Canada and Mexico as provided by IHS Automotive for 2011 and Ward’s Automotive for all other periods presented. Production data for 2010 has been updated to reflect actual production levels.
(11)	“European content per vehicle” is our net sales in Europe divided by estimated total European vehicle production. Content per vehicle data excludes business conducted through non-consolidated joint ventures. Content per vehicle data for 2010 has been updated to reflect actual production levels.
(12)	“European vehicle production” includes car and light truck production in Austria, Belarus, Belgium, Bosnia, Czech Republic, Finland, France, Germany, Hungary, Italy, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Turkey, Ukraine and the United Kingdom as provided by IHS Automotive. Production data for 2010 has been updated to reflect actual production levels.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

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

Industry Overview

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer and fleet demand for automotive vehicles, and our level of content on specific vehicle platforms, as well as the portion of such content manufactured internally. Automotive sales and production can be affected by general economic or industry conditions, the age of the vehicle fleet and related scrappage rates, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, the availability and cost of credit, the availability to our customers and suppliers of critical components needed to complete the production of vehicles and other factors. Our operating results are also significantly impacted by the overall commercial success of the vehicle platforms for which we supply particular products, as well as the profitability of the products that we supply for these platforms. In addition, it is possible that customers could elect to manufacture our products internally. The loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could have a material adverse impact on our operating results. In addition, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating results.

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

The year ended December 31, 2010 saw a significant improvement in industry production volumes globally. This trend continued in 2011. Global vehicle production in 2011 increased approximately 3% to 74.8 million units and exceeded the previous record of 72.6 million units in 2010. North American industry production increased by approximately 10% from a year ago levels to 13.1 million units. European industry production increased by approximately 3% from a year ago levels to 18.0 million units.

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

Our material cost as a percentage of net sales was 68.6% in 2011, as compared to 67.9% in 2010 and 69.0% in 2009. Raw material, energy and commodity costs have been volatile over the past several years. Unfavorable industry conditions over the last several years have also resulted in financial distress within our supply base and an increase in the risk of supply disruption. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, financial hedges for certain commodities and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. These costs remain volatile and could have an adverse impact on our operating results in the foreseeable future. See Part I — Item 1A, “Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance,” and “— Forward-Looking Statements.”

We have assessed the impact on our business of the earthquake and tsunami in Japan and the flooding in Thailand that occurred in 2011. We do not have any production facilities in Japan, and our sales in Japan and Thailand have not been significant historically, with sales in Japan and Thailand representing only 1.4% and 1.2%, respectively, of total sales in 2011. These natural disasters, however, have adversely impacted portions of the automotive industry outside of Japan and Thailand, leading to intermittent customer production downtime and continued shortages of certain electronic components. The impact of these events on our consolidated 2011 results of operations was not material.

Financial Measures

In evaluating our financial condition and operating performance, we focus primarily on earnings, cash flows and return on invested capital. In addition to maintaining and expanding our business with our existing customers in our more established markets, our expansion plans are focused primarily on emerging markets. Asia, in particular, continues to present significant growth opportunities, as major global automotive manufacturers implement production expansion plans and local automotive manufacturers aggressively expand their operations to meet demand in this region. As of December 31, 2011, we had 20 joint ventures with operations in Asia, as well as an additional three joint ventures in North America and Europe dedicated to serving Asian automotive manufacturers. In addition, we have aggressively pursued this strategy by selectively increasing our vertical integration capabilities and expanding our component manufacturing capacity in Mexico, Eastern Europe, Africa and Asia. Furthermore, we have expanded our low-cost engineering capabilities in China, India and the Philippines.

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

Operational and Financial Restructuring

In 2005, we initiated a multi-year operational restructuring strategy to (i) eliminate excess capacity and lower our operating costs, (ii) streamline our organizational structure and reposition our business for improved long-term profitability and (iii) better align our manufacturing capabilities with the changing needs of our customers. In light of industry conditions and customer announcements, we expanded this strategy. Through the end of 2010, we incurred pretax restructuring costs of approximately $736 million and related manufacturing inefficiency charges of $73 million.

In 2011, we incurred additional restructuring costs of approximately $68 million and related manufacturing inefficiency charges of approximately $3 million as we continued to restructure our global operations and aggressively reduce our costs. Cash expenditures related to our restructuring actions totaled $48 million in 2011. We currently expect annual restructuring actions and related investments to moderate in 2012 and thereafter. Our restructuring strategy has resulted in the closure of 48 manufacturing and 11 administrative facilities and a current footprint with more than 80% of our component facilities and more than 90% of our related employment in 21 low-cost countries.

Restructuring costs include employee termination benefits, fixed asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. These incremental costs principally include equipment and personnel relocation costs. Although each restructuring action is unique, based upon the nature of our operations, we expect that the allocation of future restructuring costs will be consistent with our historical experience. We also incur incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs are recognized in our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). Generally, charges are recorded as restructuring actions are approved and/or implemented. Actual costs recorded in our consolidated financial statements may vary from current estimates.

For further information, see Note 5, “Restructuring,” to the consolidated financial statements included in this Report.

In 2009, following a comprehensive evaluation of our strategic and financial options, we concluded that voluntarily filing for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) was necessary in order to re-align our capital structure and position our business for long-term success. On July 7, 2009, Lear and certain of its U.S. and Canadian subsidiaries filed petitions for relief under Chapter 11 with the bankruptcy court. On November 9, 2009, our plan of reorganization became effective, and we emerged from Chapter 11 bankruptcy proceedings. For further information on the bankruptcy proceedings, see Note 2, “Reorganization under Chapter 11,” to the consolidated financial statements included in this Report.

Goodwill

In 2009, we evaluated the carrying value of our goodwill and recorded impairment charges of $319 million related to our electrical power management systems (“EPMS”) segment. Our goodwill impairment analysis was based on our distributable value, which was approved by the bankruptcy court. For further information, see Note 4, “Summary of Significant Accounting Policies — Impairment of Goodwill,” to the consolidated financial statements included in this Report.

Revolving Credit Facility

In June 2011, we entered into an amended and restated credit agreement, which among other things, increased the amount available under our existing revolving credit facility to $500 million and extended its maturity to June 17, 2016. For further information, see “— Liquidity and Financial Condition — Capitalization” and Note 8, “Long-Term Debt,” to the consolidated financial statements included in this Report.

Share Repurchase Program, Stock Split and Quarterly Cash Dividend

In February 2011, our Board of Directors authorized a three year, $400 million common stock share repurchase program and declared a two-for-one stock split of our common stock. In January 2012, our Board of Directors authorized an increase in the amount of the common stock share repurchase program from $400 million to $700 million. In February, May, August and November 2011, our Board of Directors declared a quarterly cash dividend of $0.125 per share of common stock. For further information, see Item 5, “Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” “— Liquidity and Financial Condition — Capitalization” and Note 11, “Capital Stock and Equity,” to the consolidated financial statements included in this Report.

Other Matters

In 2011, we recorded losses and incremental costs, net of insurance recoveries, of approximately $11 million, related to the destruction of assets caused by a fire at one of our European production facilities. In addition, we will incur incremental costs in 2012 due to the loss of this facility; however, we will pursue recovery of such costs under applicable insurance policies. Any insurance proceeds in excess of the book value of the destroyed assets will be recorded when all contingencies related to the insurance claim are resolved. In 2011, we recognized gains of $6 million related to affiliate transactions. In addition, we recognized tax benefits of $70 million, primarily related to the reversal of full valuation allowances on the deferred tax assets of three foreign subsidiaries, restructuring and various other items.

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

As discussed above, our results for the years ended December 31, 2011 and 2010, the 2009 Successor Period and the 2009 Predecessor Period reflect the following items (in millions):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Two Month Period Ended December 31, 2009	Ten Month Period Ended November 7, 2009

Goodwill impairment charges	$—	$—	$—	$319
Reorganization items and fresh-start accounting adjustments, net	—	—	—	(271)
Costs of restructuring actions, including manufacturing inefficiencies of $3 million in 2011, $5 million in 2010, $1 million in the two month period ended December 31, 2009 and $15 million in the ten month period ended November 7, 2009	71	69	44	116
Fees and expenses related to capital restructuring and other related matters	19	22	15	24
Losses and incremental costs related to the destruction of assets, net	11	—	—	—
Losses on the extinguishment of debt	—	12	—	—
Impairment of investment in affiliates	—	—	—	42
(Gains) losses related to affiliate transactions	(6)	—	2	10
Tax benefits, net	(70)	(52)	(28)	(23)

This section includes forward-looking statements that are subject to risks and uncertainties. For further information regarding these and other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see Part I — Item 1A, “Risk Factors,” and “— Forward-Looking Statements.”

Results of Operations

In connection with our emergence from Chapter 11 bankruptcy proceedings and the adoption of fresh-start accounting, the results of operations for 2009 separately present the 2009 Successor Period and the 2009 Predecessor Period. Although the 2009 Successor Period and the 2009 Predecessor Period are distinct reporting periods, the effects of emergence and fresh-start accounting did not have a material impact on the comparability of our results of operations between these periods, except as discussed below. Accordingly, certain references to 2009 results of operations combine the two periods in order to enhance the comparability of such information to 2010. A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Successor						Predecessor
	Year Ended December 31, 2011		Year Ended December 31, 2010		Two Month Period Ended December 31, 2009		Ten Month Period Ended November 7, 2009
Net sales
Seating	$10,943.0	77.3%	$9,395.3	78.6%	$1,251.1	79.1%	$6,561.8	80.4%
Electrical power management systems	3,213.5	22.7	2,559.3	21.4	329.8	20.9	1,596.9	19.6

Net sales	14,156.5	100.0	11,954.6	100.0	1,580.9	100.0	8,158.7	100.0
Cost of sales	12,963.3	91.6	10,936.3	91.5	1,508.1	95.4	7,871.3	96.5

Gross profit	1,193.2	8.4	1,018.3	8.5	72.8	4.6	287.4	3.5
Selling, general and administrative expenses	485.6	3.4	452.7	3.8	71.2	4.5	376.7	4.6
Amortization of intangible assets	28.0	0.2	27.2	0.2	4.5	0.3	4.1	—
Goodwill impairment charges	—	—	—	—	—	—	319.0	3.9
Interest expense	39.7	0.3	55.4	0.4	11.1	0.7	151.4	1.9
Other (income) expense, net	24.2	0.2	34.2	0.3	19.8	1.2	(16.6)	(0.2)
Reorganization items and fresh-start accounting adjustments, net	—	—	—	—	—	—	(270.7)	(3.3)
Provision (benefit) for income taxes	68.8	0.5	24.6	0.2	(24.2)	(1.5)	29.2	0.3
Equity in net (income) loss of affiliates	(23.5)	(0.2)	(37.2)	(0.3)	(1.9)	(0.1)	64.0	0.8
Net income (loss) attributable to noncontrolling interests	29.7	0.2	23.1	0.2	(3.9)	(0.3)	16.2	0.2

Net income (loss) attributable to Lear	$540.7	3.8%	$438.3	3.7%	$(3.8)	(0.2)%	$(385.9)	(4.7)%

Year Ended December 31, 2011, Compared With Year Ended December 31, 2010

Net sales for the year ended December 31, 2011 were $14.2 billion, as compared to $12.0 billion for the year ended December 31, 2010, an increase of $2.2 billion or 18%. New business and improved production volumes on Lear platforms positively impacted net sales by $945 million and $635 million, respectively. The impact of net foreign exchange rate fluctuations was partially offset by the impact of selling price reductions.

Cost of sales in 2011 was $13.0 billion, as compared to $10.9 billion in 2010. This increase is largely due to the impact of new business, improved production volumes on Lear platforms and net foreign exchange rate fluctuations and is consistent with the increase in net sales.

Gross profit and gross margin were $1.2 billion and 8.4% in 2011, as compared to $1.0 billion and 8.5% in 2010. Favorable operating performance and the benefit of operational restructuring actions, as well as improved production volumes on Lear platforms, positively impacted gross profit by $395 million. The impact of selling price reductions, as well as higher commodity and launch costs, was partially offset by the impact of new business. In addition, gross profit includes operational restructuring costs of $67 million in 2011, as compared to $62 million in 2010.

Selling, general and administrative expenses, including engineering and development expenses, were $486 million for the year ended December 31, 2011, as compared to $453 million for the year ended December 31, 2010. The increase in selling, general and administrative expenses was due primarily to higher engineering and development expenses to support new business and launch activity. In addition, selling, general and administrative expenses include operational restructuring costs of $4 million in 2011, as compared to $7 million in 2010. As a percentage of net sales, selling, general and administrative expenses declined to 3.4% for the year ended December 31, 2011, as compared to 3.8% for the year ended December 31, 2010, reflecting the increase in net sales.

Engineering and development costs incurred in connection with the development of new products and manufacturing methods more than one year prior to launch, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses as incurred. Such costs totaled $111 million in 2011, as compared to $81 million in 2010, primarily as a result of our increased sales backlog. In certain situations, the reimbursement of pre-production engineering and design costs is contractually guaranteed by, and fully recoverable from, our customers and, therefore, is capitalized. For the years ended December 31, 2011 and 2010, we capitalized $177 million and $133 million, respectively, of such costs.

Amortization of intangible assets was $28 million in 2011, as compared to $27 million in 2010.

Interest expense was $40 million in 2011, as compared to $55 million in 2010. This decrease was due primarily to the refund of interest related to a favorable settlement of an indirect tax matter in a foreign jurisdiction and lower overall debt levels.

Other (income) expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the sales of fixed assets and other miscellaneous income and expense, was $24 million in 2011, as compared to $34 million in 2010. In 2011, we recognized gains of $6 million, related to affiliate transactions. In 2010, we recognized a loss on the extinguishment of debt of $12 million, resulting from the write-off of unamortized debt issuance costs. These decreases were partially offset by unfavorable foreign exchange in 2011.

In 2011, the provision for income taxes was $69 million, representing an effective tax rate of 11.2% on pretax income of $616 million. In 2010, the provision for income taxes was $25 million, representing an effective tax rate of 5.5% on pretax income of $449 million. The provision for income taxes in 2011 and 2010 was impacted by the mix of earnings among tax jurisdictions, as well as a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In 2011, the provision was also impacted by tax benefits of $70 million, primarily related to the reversal of full valuation allowances on the deferred tax assets of three foreign subsidiaries, restructuring and various other items. In 2010, the provision was also impacted by tax benefits of $33 million, including interest and penalties, related to reductions in recorded tax reserves, as well as net tax benefits of $19 million related to restructuring, a tax law change in Mexico, the reduction of a valuation allowance in a foreign subsidiary and various other items. Excluding these items, the effective tax rate in 2011 and 2010 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items.

Our current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries, particularly the United States. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowances are eliminated. Accordingly, income taxes are impacted by the U.S. and foreign valuation allowances and the mix of earnings among jurisdictions. For further information related to our valuation allowances, see “Other Matters — Significant Accounting Policies and Critical Accounting Estimates — Income Taxes.”

Equity in net income of affiliates was $24 million for the year ended December 31, 2011, as compared to $37 million for the year ended December 31, 2010, reflecting deterioration in the operating performance of certain of our non-core equity affiliates.

Net income (loss) attributable to Lear was $541 million, or $5.08 per diluted share, in 2011, as compared to $438 million, or $4.05 per diluted share, in 2010, for the reasons discussed above. Net income per share data for 2010 has been retroactively adjusted to reflect the two-for-one stock split described in Note 11, “Capital Stock and Equity,” to the consolidated financial statements included in this Report.

Reportable Operating Segments

We have two reportable operating segments: seating, which includes seat systems and related components, such as seat frames, recliner mechanisms, seat tracks, seat trim covers, headrests and seat foam, and electrical power management systems (“EPMS”), which includes wiring, connectors, junction boxes and various other components of electrical distribution systems for traditional powertrain vehicles, as well as for hybrid and electric vehicles. The financial information presented below is for our two reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment. Corporate and regional headquarters costs include various support functions, such as information technology, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s income (loss) before goodwill impairment charges, interest expense, other (income) expense, reorganization items and fresh-start accounting adjustments and provision (benefit) for income taxes (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under GAAP. Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income (loss) attributable to Lear, net cash provided by (used in) operating activities or other statement of operations or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income (loss) before provision (benefit) for income taxes and equity in net (income) loss of affiliates, see Note 14, “Segment Reporting,” to the consolidated financial statements included in this Report.

Seating –

A summary of the financial measures for our seating segment is shown below (dollar amounts in millions):

	Successor
	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010
Net sales	$10,943.0	$9,395.3
Segment earnings (1)	703.7	655.0
Margin	6.4%	7.0%

(1)	See definition above.

Seating net sales were $10.9 billion for the year ended December 31, 2011, as compared to $9.4 billion for the year ended December 31, 2010, an increase of $1.5 billion or 16%. New business, improved production volumes on Lear platforms and net foreign exchange fluctuations positively impacted net sales by $823 million, $289 million and $280 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $704 million and 6.4% in 2011, as compared to $655 million and 7.0% in 2010. Favorable operating performance and the benefit of operational restructuring actions, as well as new business and improved production volumes on Lear platforms, positively impacted segment earnings by $333 million. These increases were largely offset by the impact of selling price reductions, as well as higher program development, launch and commodity costs. In addition, we incurred costs of $69 million related to our restructuring actions in the seating segment in 2011, as compared to $48 million in 2010.

EPMS –

A summary of the financial measures for our EPMS segment is shown below (dollar amounts in millions):

	Successor
	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010
Net sales	$3,213.5	$2,559.3
Segment earnings (1)	185.1	100.5
Margin	5.8%	3.9%

(1)	See definition above.

EPMS net sales were $3.2 billion for the year ended December 31, 2011, as compared to $2.6 billion for the year ended December 31, 2010, an increase of $654 million or 26%. Improved production volumes on Lear platforms, new business and net foreign exchange rate fluctuations positively impacted net sales by $346 million, $122 million and $97 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $185 million and 5.8% in 2011, as compared to $101 million and 3.9% in 2010. Favorable operating performance and the benefit of operational restructuring actions, as well as improved production volumes on Lear platforms and new business, positively impacted segment earnings by $165 million. These increases were partially offset by the impact of selling price reductions, as well as higher launch and commodity costs. In addition, we incurred costs of $3 million related to our restructuring actions in the EPMS segment in 2011, as compared to $19 million in 2010.

Other –

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

	Successor
	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010
Net sales	$—	$—
Segment earnings (1)	(209.2)	(217.1)
Margin	N/A	N/A

(1)	See definition above.

Our other category includes unallocated corporate and regional headquarters costs, as well as the elimination of intercompany activity. Corporate and regional headquarters costs include various support functions, such as information technology, corporate finance, legal, executive administration and human resources. Segment earnings related to our other category were ($209) million in 2011, as compared to ($217) million in 2010, primarily due to a decrease in compensation-related costs in 2011. In addition, we incurred costs of $2 million related to our restructuring actions in 2010.

Year Ended December 31, 2010, Compared With Year Ended December 31, 2009

Net sales for the year ended December 31, 2010 were $12.0 billion, reflecting an increase of $2.2 billion or 23% as compared to the year ended December 31, 2009. Improved production volumes on Lear platforms positively impacted net sales by $1.9 billion. The impact of new business was largely offset by the impact of selling price reductions.

Cost of sales in 2010 was $10.9 billion, reflecting an increase of $1.6 billion as compared to 2009. This increase is largely due to the impact of improved production volumes on Lear platforms and new business and is consistent with the increase in net sales.

Gross profit and gross margin were $1.0 billion and 8.5% in 2010, reflecting an increase of $658 million as compared to 2009. Improved production volumes on Lear platforms, as well as favorable operating performance and the benefit of operational restructuring actions, positively impacted gross profit by $727 million. Gross profit also benefited from the impact of new business. These increases were partially offset by the impact of selling price reductions. In addition, gross profit includes operational restructuring costs of $62 million in 2010, reflecting a decrease of $87 million as compared to 2009. Gross profit in the 2009 Successor Period was negatively impacted by the adoption of fresh-start accounting, which requires inventory to be recorded at fair value upon emergence. An inventory adjustment of $9 million was recognized in cost of sales in the 2009 Successor Period as the inventory was sold. The impact of other fresh start accounting adjustments on gross margin was limited to changes in depreciation expense which were not material.

Selling, general and administrative expenses, including engineering and development expenses, were $453 million for the year ended December 31, 2010, reflecting an increase of $5 million as compared to the year ended December 31, 2009. An increase in compensation-related costs in 2010 was partially offset by fees and expenses related to our capital restructuring incurred in the 2009 Predecessor Period. In addition, selling, general and administrative expenses include operational restructuring costs of $7 million in 2010, reflecting a decrease of $8 million as compared to 2009. As a percentage of net sales, selling, general and administrative expenses were 3.8% for the year ended December 31, 2010, reflecting a decrease of 0.8% as compared to the year ended December 31, 2009, due to the increase in net sales.

Engineering and development costs incurred in connection with the development of new products and manufacturing methods more than one year prior to launch, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses as incurred. Such costs totaled $81 million in 2010, reflecting a decrease of $2 million as compared to 2009. In certain situations, the reimbursement of pre-production engineering and design costs is contractually guaranteed by, and fully recoverable from, our customers and, therefore, is capitalized. For the year ended December 31, 2010, we capitalized $133 million of such costs, reflecting an increase of $16 million as compared to the year ended December 31, 2009.

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

Interest expense was $55 million in 2010, reflecting a decrease of $108 million as compared to 2009. Interest expense in 2010 reflects lower borrowing levels, as well as lower overall borrowing costs, related to our new capital structure and the results of our March 2010 refinancing. Interest expense in the 2009 Predecessor Period properly excludes $70 million of contractual interest for certain of our pre-petition debt obligations subsequent to filing for bankruptcy protection under Chapter 11, in accordance with GAAP. The benefit of this exclusion was partially offset by interest and fees associated with our debtor-in-possession financing, as well as fees associated with our pre-petition primary credit facility amendments and waivers, in the 2009 Predecessor Period, and interest and fees associated with our first and second lien credit agreements in the 2009 Successor Period.

Other (income) expense, net, which includes non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with our factoring facilities, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the sales of fixed assets and other miscellaneous income and expense, was $34 million in 2010, reflecting an increase of $31 million as compared to 2009. The increase in other expense was largely the result of unfavorable foreign exchange in 2010. In addition, we recognized a loss on the extinguishment of debt of $12 million, resulting from the write-off of unamortized debt issuance costs in the first quarter of 2010. In the 2009 Successor Period and 2009 Predecessor Period, we recognized losses of $2 million and $10 million, respectively, related to a transaction with an affiliate.

In the 2009 Predecessor Period, we recognized a gain of approximately $797 million for reorganization items as a result of the bankruptcy proceedings. This gain reflects the cancellation of our pre-petition debt and certain of our other obligations, partially offset by the recognition of certain of our new debt obligations, as well as professional fees incurred as a direct result of the bankruptcy proceedings. In addition, we recognized a charge of approximately $526 million related to the valuation of our net assets upon emergence from Chapter 11 bankruptcy proceedings pursuant to the provisions of fresh-start accounting.

In 2010, the provision for income taxes was $25 million, representing an effective tax rate of 5.5% on a pretax income of $449 million. In the 2009 Successor Period, the benefit for income taxes was $24 million, representing an effective tax rate of 71.6% on a pretax loss of $34 million. In the 2009 Predecessor Period, the provision for income taxes was $29 million, representing an effective tax rate of negative 10.6% on a pretax loss of $277 million. The provision for income taxes in 2010 was impacted by the mix of earnings among tax jurisdictions, as well as a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Additionally, the provision was impacted by tax benefits of $33 million, including interest and penalties, related to reductions in recorded tax reserves, as well as net tax benefits of $19 million related to restructuring, a tax law change in Mexico, the reduction of a valuation allowance in a foreign subsidiary and various other items. The provision for income taxes in 2009 primarily relates to profitable foreign operations, as well as withholding taxes on royalties and dividends paid by our foreign subsidiaries. In addition, we incurred losses in several countries that provided no tax benefits due to valuation allowances on our deferred tax assets in those countries. The provision was also impacted by a portion of our restructuring charges, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Additionally, the benefit in the 2009 Successor Period was impacted by a tax benefit of $28 million primarily related to the settlement of a tax matter in a foreign jurisdiction. The provision in the 2009 Predecessor Period was impacted by a tax benefit of $23 million related to reorganization items and fresh-start accounting adjustments, as well as $319 million of goodwill impairment charges, which were not deductible. Excluding these items, the effective tax rate in 2010 and 2009 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items.

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

Equity in net income of affiliates was $37 million for the year ended December 31, 2010, as compared to equity in net income of affiliates of $2 million in the 2009 Successor Period and equity in net loss of affiliates of $64 million in the 2009 Predecessor Period, reflecting the improved operating performance of our equity affiliates in 2010. In addition, we recognized impairment charges of $42 million related to our investments in two equity affiliates in the 2009 Predecessor Period.

Net income attributable to Lear was $438 million in 2010, as compared to a net loss of $4 million and $386 million in the 2009 Successor Period and the 2009 Predecessor Period, respectively, for the reasons discussed above.

Reportable Operating Segments

For a description of our reportable operating segments, see “Year Ended December 31, 2011, Compared With Year Ended December 31, 2010 — Reportable Operating Segments” above.

Seating –

A summary of the financial measures for our seating segment is shown below (dollar amounts in millions):

	Successor		Predecessor
	Year Ended December 31, 2010	Two Month Period Ended December 31, 2009	Ten Month Period Ended November 7, 2009

Net sales	$9,395.3	$1,251.1	$6,561.8
Segment earnings (1)	655.0	52.4	184.9
Margin	7.0%	4.2%	2.8%

(1)	See definition above.

Seating net sales were $9.4 billion for the year ended December 31, 2010, reflecting an increase of $1.6 billion or 20% as compared to the year ended December 31, 2009. Improved production volumes on Lear platforms positively impacted net sales by $1.5 billion. Segment earnings, including restructuring costs, and the related margin on net sales were $655 million and 7.0% in 2010, reflecting an increase of $418 million as compared to 2009. Improved production volumes on Lear platforms and favorable operating performance and the benefit of operational restructuring actions positively impacted segment earnings by $549 million collectively. These increases were partially offset by the impact of selling price reductions and an increase in amortization expense as a result of intangible assets recognized in connection with the adoption of fresh-start accounting in 2009. In 2010, we incurred costs of $48 million related to our restructuring actions in the seating segment, reflecting a decrease of $31 million as compared to 2009. Segment earnings were negatively impacted in the 2009 Predecessor Period by fees and expenses of $3 million related to our capital restructuring and in the 2009 Successor Period by the adoption of fresh-start accounting, which requires inventory to be recorded at fair value upon emergence. An inventory adjustment of $3 million was recognized in cost of sales in the 2009 Successor Period as the inventory was sold. The impact of other fresh start accounting adjustments on segment earnings was limited to changes in depreciation expense which were not material.

EPMS –

A summary of the financial measures for our EPMS segment is shown below (dollar amounts in millions):

	Successor		Predecessor
	Year Ended December 31, 2010	Two Month Period Ended December 31, 2009	Ten Month Period Ended November 7, 2009

Net sales	$2,559.3	$329.8	$1,596.9
Segment earnings (1)	100.5	(24.5)	(131.3)
Margin	3.9%	(7.4)%	(8.2)%

(1)	See definition above.

EPMS net sales were $2.6 billion for the year ended December 31, 2010, reflecting an increase of $633 million or 33% as compared to the year ended December 31, 2009. Improved production volumes on Lear platforms and new business positively impacted net sales by $393 million and $276 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $101 million and 3.9% in 2010, reflecting an increase of $256 million as compared to 2009. Improved production volumes on Lear platforms, favorable operating performance and the benefit of operational restructuring actions and new business positively impacted segment earnings by $242 million collectively. These increases were partially offset by the impact of selling price reductions. In 2010, we incurred costs of $19 million related to our restructuring actions in the EPMS segment, reflecting a decrease of $60 million as compared to 2009. Segment earnings were negatively impacted in the 2009 Successor Period by the adoption of fresh-start accounting, which requires inventory to be recorded at fair value upon emergence. An inventory adjustment of $6 million was recognized in cost of sales in the 2009 Successor Period as the inventory was sold. The impact of other fresh start accounting adjustments on segment earnings was limited to changes in depreciation and amortization expense which were not material.

Other –

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

	Successor		Predecessor
	Year Ended December 31, 2010	Two Month Period Ended December 31, 2009	Ten Month Period Ended November 7, 2009

Net sales	$—	$—	$—
Segment earnings (1)	(217.1)	(30.8)	(147.0)
Margin	N/A	N/A	N/A

(1)	See definition above.

Our other category includes unallocated corporate and regional headquarters costs, as well as the elimination of intercompany activity. Corporate and regional headquarters costs include various support functions, such as information technology, corporate finance, legal, executive administration and human resources. Segment earnings related to our other category were ($217) million in 2010, reflecting an increase in expenses of $39 million as compared to 2009, primarily due to an increase in compensation-related costs in 2010. In 2010, we incurred costs of $2 million related to our restructuring actions, reflecting a decrease of $4 million as compared to 2009. Segment earnings were negatively impacted in the 2009 Predecessor Period by fees and expenses of $21 million related to our capital restructuring.

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

Cash Flows

Year Ended December 31, 2011, Compared with Year Ended December 31, 2010

Net cash provided by operating activities was $790 million in 2011, as compared to $622 million in 2010. The increase primarily reflects higher earnings in 2011. The net change in working capital resulted in a decrease in operating cash flow of $55 million between periods. This decrease was partially offset by the net change in recoverable customer engineering, development and tooling, which resulted in an increase in operating cash flow of $29 million between years. In the year ended December 31, 2011, increases in accounts receivable and accounts payable resulted in a use of cash of $166 million and a source of cash of $217 million, respectively, primarily reflecting the impact of improved production volumes on Lear platforms. The impact of increases in inventories was partially offset by the net impact of changes in other current assets and accrued liabilities.

Net cash used in investing activities was $303 million in 2011, as compared to $192 million in 2010, primarily reflecting an increase in capital expenditures of $136 million between periods. Capital spending in 2012 is estimated at approximately $425 million.

Net cash used in financing activities was $372 million in 2011, as compared to $321 million in 2010. In 2011, we repurchased $279 million of our outstanding common stock and paid $51 million in dividends to our stockholders. In 2010, the repayment of $925 million of term loans under our first and second lien credit agreements and $43 million of other debt outstanding was largely offset by $680 million of net proceeds related to the issuance of our senior unsecured notes. For further information regarding our 2011 and 2010 financing transactions, see “— Capitalization” below.

Year Ended December 31, 2010, Compared with Year Ended December 31, 2009

Net cash provided by operating activities was $622 million in 2010, an increase of $797 million from 2009. The increase primarily reflects higher earnings before the impact of reorganization items and fresh-start accounting adjustments and goodwill impairment charges recorded in 2009. The net change in sold accounts receivable, which reflects the termination of our European accounts receivable factoring facility in 2009, and the net change in working capital benefited operating cash flow between years by $139 million and $54 million, respectively. This benefit was partially offset by the net change in recoverable customer engineering, development and tooling, which resulted in a decrease in operating cash flow between years of $42 million. In the year ended December 31, 2010, increases in accounts receivable and accounts payable resulted in a use of cash of $291 million and a source of cash of $318 million, respectively, primarily reflecting the impact of improved production volumes on Lear platforms. The impact of increases in inventories, other current assets and accrued liabilities were largely offsetting.

Net cash used in investing activities was $192 million in 2010, an increase of $100 million from 2009, reflecting higher capital expenditures of $75 million between years.

Net cash used in financing activities was $321 million in 2010, an increase of $516 million from 2009. In 2010, the repayment of $925 million of term loans under our first and second lien credit agreements and $43 million of other debt outstanding was largely offset by $680 million of net proceeds related to the issuance of our senior unsecured notes. In 2009, we borrowed $375 million under the first lien credit agreement and prepaid $50 million under the second lien credit agreement. In addition, we paid $71 million in debt issuance costs related to our pre-petition primary credit facility, our debtor-in-possession financing and our first and second lien credit agreements. We also prepaid $50 million of Series A preferred stock. For further information regarding our 2010 and 2009 financing transactions, see “— Capitalization” below.

Capitalization

From time to time, we utilize uncommitted credit facilities to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries, as well as uncommitted lines of credit for our short-term working capital fluctuations, in addition to cash provided by operating activities. As of December 31, 2011, there were no short-term debt balances outstanding. As of December 31, 2010 and 2009, our outstanding short-term debt balance was $4 million and $37 million, respectively. The weighted average short-term interest rate on our short-term debt balances was 7.1%, 2.6% and 3.8% for the years ended December 31, 2011, 2010 and 2009, respectively. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors.

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

Interest is payable on the Notes on March 15 and September 15 of each year. The 2018 Notes mature on March 15, 2018, and the 2020 Notes mature on March 15, 2020. As of December 31, 2011 and 2010, we had $695 million of Notes outstanding. The indenture governing the Notes contains certain restrictive covenants and customary events of default. As of December 31, 2011, we were in compliance with all covenants under the indenture governing the Notes.

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

Revolving Credit Facility

On June 17, 2011, we entered into an amended and restated credit agreement, under which we have a $500 million revolving credit facility (the “Revolving Credit Facility”), which permits borrowings for general corporate and working capital purposes and the issuance of letters of credit. The commitments under the Revolving Credit Facility expire on June 17, 2016. As of December 31, 2011, there were no borrowings outstanding under the Revolving Credit Facility, and we were in compliance with all covenants under the agreement governing the Revolving Credit Facility.

For further information related to the Revolving Credit Facility, including information on pricing, covenants and events of default, see Note 8, “Long-Term Debt,” to the consolidated financial statements included in this Report and the amended and restated credit agreement, which has been incorporated by reference as an exhibit to this Report.

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

For further information related to the first and second lien credit agreements, including information on pricing, covenants and events of default, see Note 8, “Long-Term Debt,” to the consolidated financial statements included in this Report.

Contractual Obligations

Our scheduled maturities of long-term debt, our scheduled interest payments on the Notes and our lease commitments under non-cancelable operating leases as of December 31, 2011, are shown below (in millions):

	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt maturities (1)	$—	$—	$—	$—	$—	$700.0	$700.0
Scheduled interest payments	56.0	56.0	56.0	56.0	56.0	140.9	420.9
Lease commitments	78.3	59.8	47.4	32.9	27.4	30.8	276.6

Total	$134.3	$115.8	$103.4	$88.9	$83.4	$871.7	$1,397.5

(1)	Represents aggregate principal amounts at maturity.

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

We may be required to make significant cash outlays related to our unrecognized tax benefits, including interest and penalties. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, including interest and penalties and federal tax benefits where applicable, of $59 million as of December 31, 2011, have been excluded from the contractual obligations table above. For further information related to our unrecognized tax benefits, see Note 9, “Income Taxes,” to the consolidated financial statements included in this Report.

We also have minimum funding requirements with respect to our pension obligation. We may elect to make contributions in excess of the minimum funding requirements in response to investment performance or changes in interest rates or when we believe that it is financially advantageous to do so and based on our other cash requirements. Our minimum funding requirements after 2012 will depend on several factors, including investment performance and interest rates. Our minimum funding requirements may also be affected by changes in applicable legal requirements. We expect contributions to our domestic and foreign pension plans, to be approximately $35 to $40 million in 2012. We also have payments due with respect to our postretirement benefit obligation. We do not fund our postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees. We expect payments related to our postretirement benefit obligation to be approximately $10 million in 2012.

We also have a defined contribution retirement program for our salaried employees. Contributions to this program are determined as a percentage of each covered employee’s eligible compensation and are expected to be approximately $14 million in 2012. In addition, we expect distributions to participants in certain of our non-qualified defined benefit plans to be approximately $4 million in 2012.

For further information related to our pension and other postretirement benefit plans, see “— Other Matters — Pension and Other Postretirement Defined Benefit Plans” and Note 10, “Pension and Other Postretirement Benefit Plans,” to the consolidated financial statements included in this Report.

Off-Balance Sheet Arrangements

Guarantees and Commitments –

We guarantee 49% of certain of the debt of Tacle Seating USA, LLC. As of December 31, 2011, the aggregate amount of debt guaranteed was approximately $1 million.

Common Stock Share Repurchase Program

See Item 5, “Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Stock Split

During the first quarter of 2011, we completed a two-for-one stock split of our common stock. For further information, see Note 11, “Capital Stock and Equity,” to the consolidated financial statements included in this Report.

Dividends

See Item 5, “Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Adequacy of Liquidity Sources

As of December 31, 2011, we had approximately $1.8 billion of cash and cash equivalents on hand and $500 million in available borrowings under our Revolving Credit Facility. Together with cash provided by operating activities, we believe this will enable us to meet our liquidity needs to satisfy ordinary course business obligations. However, our ability to continue to meet such liquidity needs is subject to, and will be affected by, cash flows from operations, including the impact of restructuring activities, automotive industry conditions, the financial condition of our customers and suppliers and other related factors. Additionally, an economic downturn or reduction in production levels could negatively impact our financial condition. Furthermore, our future financial results will be affected by cash flows from operations, including the impact of restructuring activities, and will also be subject to certain factors outside of our control, including those described above. See Part I — Item 1A, “Risk Factors,” “— Executive Overview” above and “— Forward-Looking Statements” below for further discussion of the risks and uncertainties affecting our cash flows from operations and overall liquidity.

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

Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies and the Chinese renminbi. We have performed a quantitative analysis of our overall currency rate exposure as of December 31, 2011. The potential adverse earnings impact related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies to which it is exposed for a twelve-month period is approximately ($21) million. The potential earnings benefit related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies to which it is exposed for a twelve-month period is approximately $3 million.

As of December 31, 2011, foreign exchange contracts representing $734 million of notional amount were outstanding with maturities of less than 17 months. As of December 31, 2011, the fair value of these contracts was approximately ($45) million. A 10% change in the value of the U.S. dollar relative to all other currencies to which it is exposed would result in a $30 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies to which it is exposed would result in a $14 million change in the aggregate fair value of these contracts. As of December 31, 2010, foreign exchange contracts representing $315 million of notional amount were outstanding with maturities of less than twelve months. As of December 31, 2010, the fair value of these contracts was approximately ($1) million. A 10% change in the value of the U.S. dollar relative to all other currencies to which it is exposed would have resulted in a $7 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies to which it is exposed would have resulted in a $4 million change in the aggregate fair value of these contracts.

There are certain shortcomings inherent in the sensitivity analysis presented. The analysis assumes that all currencies would uniformly strengthen or weaken relative to the U.S. dollar or Euro. In reality, some currencies may strengthen while others may weaken, causing the earnings impact to increase or decrease depending on the currency and the direction of the rate movement.

In addition to the transactional exposure described above, our operating results are impacted by the translation of our foreign operating income into U.S. dollars (“translational exposure”). In 2011, net sales outside of the United States accounted for 82% of our consolidated net sales, although certain non-U.S. sales are U.S. dollar denominated. We do not enter into foreign exchange contracts to mitigate our translational exposure.

Interest Rates

Historically, we have used interest rate swap and other derivative contracts to manage our exposure to variable interest rates on outstanding variable rate debt instruments indexed to U.S. or European Monetary Union short-term money market rates. As of December 31, 2011 and 2010, there were no interest rate contracts outstanding. We will continue to evaluate, and may use, derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage our exposures to fluctuations in interest rates in the future.

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

We use derivative instruments to reduce our exposure to fluctuations in copper prices. As of December 31, 2011, commodity swap contracts representing $3 million of notional amount were outstanding with maturities of ten months. As of December 31, 2011, the fair value of these contracts was less than ($1) million. The potential adverse earnings impact from a 10% parallel decline in the copper curve for a twelve-month period is less than ($1) million. As of December 31, 2010, there were no commodity swap contracts outstanding.

For further information related to the financial instruments described above, see Note 15, “Financial Instruments,” to the consolidated financial statements included in this Report.

Other Matters

Legal and Environmental Matters

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of December 31, 2011, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $17 million. In addition, as of December 31, 2011, we had recorded reserves for product liability claims and environmental matters of $23 million and $3 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Part I — Item 1A, “Risk Factors.” For a more complete description of our outstanding material legal proceedings, see Note 13, “Commitments and Contingencies,” to the consolidated financial statements included in this Report.

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

Impairment of Goodwill

As of December 31, 2011 and 2010, we had recorded goodwill of $629 million and $615 million, respectively. Recorded goodwill reflects the adoption of fresh-start accounting in 2009 (see Note 3, “Fresh-Start Accounting,” to the consolidated financial statements included in this Report). Goodwill is not amortized but is tested for impairment on at least an annual basis. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment is more likely than not to have occurred. In conducting our impairment testing, we first perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If not, no further goodwill impairment testing is performed. If it is more likely than not that a reporting unit’s fair value is less than its carrying amount, we then compare the fair value of each of our reporting units to the related net book value. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. We conduct our annual impairment testing as of the first day of our fourth quarter.

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

In 2011, we performed a qualitative assessment, completed as of the first day of our fourth quarter, which indicated that it was more likely than not that the fair value of each of our reporting units exceeded its respective carrying value. Accordingly, no further goodwill impairment testing was required. We do not believe that any of our reporting units is at risk for impairment.

In the 2009 Predecessor Period, our annual goodwill impairment analysis, completed as of the first day of our fourth quarter, was based on our distributable value, which was approved by the Bankruptcy Court, and resulted in impairment charges of $319 million related to our EPMS segment. For further information on our distributable value, see Note 3, “Fresh-Start Accounting,” to the consolidated financial statements included in this Report.

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

In the years ended December 31, 2011 and 2010, and the 2009 Predecessor Period, we recognized fixed asset impairment charges of $1 million, $4 million and $6 million, respectively, in conjunction with our restructuring actions, as well as an additional $1 million and $3 million of fixed asset impairment charges in 2011 and 2010, respectively. See Note 5, “Restructuring,” to the consolidated financial statements included in this Report.

Impairment of Investments in Affiliates

As of December 31, 2011 and 2010, we had aggregate investments in affiliates of $148 million and $173 million, respectively. We monitor our investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If we determine that an other-than-temporary decline in value has occurred, we recognize an impairment loss, which is measured as the difference between the recorded book value and the fair value of the investment. Fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values. A deterioration in industry conditions and decline in the operating results of our non-consolidated affiliates could result in the impairment of our investments.

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

Approximately 11% of our active workforce is covered by defined benefit pension plans. Approximately 2% of our active workforce is covered by other postretirement benefit plans. Pension plans provide benefits based on plan-specific benefit formulas as defined by the applicable plan documents. Postretirement benefit plans generally provide for the continuation of medical benefits for all eligible employees. We also have contractual arrangements with certain employees which provide for supplemental retirement benefits. In general, our policy is to fund our pension benefit obligation based on legal requirements, tax and liquidity considerations and local practices. We do not fund our postretirement benefit obligation.

As of December 31, 2011, our projected benefit obligations related to our pension and other postretirement benefit plans were $950 million and $184 million, respectively, and our unfunded pension and other postretirement benefit obligations were $306 million and $184 million, respectively. These benefit obligations were valued using a weighted average discount rate of 4.5% and 4.0% for domestic pension and other postretirement benefit plans, respectively, and 4.6% and 4.5% for foreign pension and other postretirement benefit plans, respectively. The determination of the discount rate is based on the construction of a hypothetical bond portfolio consisting of high-quality fixed income securities with durations that match the timing of expected benefit payments. Changes in the selected discount rate could have a material impact on our projected benefit obligations and the unfunded status of our pension and other postretirement benefit plans. Decreasing the discount rate by 100 basis points would have increased the projected benefit obligations and unfunded status of our pension and other postretirement benefit plans by approximately $150 million and $25 million, respectively.

For the year ended December 31, 2011, net periodic pension benefit cost was $18 million and net periodic other postretirement benefit cost was $11 million. In 2011, net periodic pension benefit cost was calculated using a variety of assumptions, including a weighted average discount rate of 5.5% for domestic and 5.2% for foreign plans and an expected return on plan assets of 8.0% for domestic and 6.9% for foreign plans. The expected return on plan assets is determined based on several factors, including adjusted historical returns, historical risk premiums for various asset classes and target asset allocations within the portfolio. Adjustments made to the historical returns are based on recent return experience in the equity and fixed income markets and the belief that deviations from historical returns are likely over the relevant investment horizon. In 2011, net periodic other postretirement benefit cost was calculated using a discount rate of 5.0% for domestic and 5.7% for foreign plans.

Aggregate net periodic pension and other postretirement benefit cost is forecasted to be approximately $25 million in 2012. This estimate is based on a weighted average discount rate of 4.5% and 4.6% for domestic and foreign pension plans, respectively, and 4.0% and 4.5% for domestic and foreign other postretirement benefit plans, respectively. Actual cost is also dependent on various other factors related to the employees covered by these plans. Adjustments to our actuarial assumptions could have a material adverse impact on our operating results. Decreasing the discount rate by 100 basis points would increase net periodic pension and other postretirement benefit cost by approximately $6 million and $1 million, respectively, for the year ended December 31, 2012. Decreasing the expected return on plan assets by 100 basis points would increase net periodic pension benefit cost by approximately $6 million for the year ended December 31, 2012.

For further information related to our pension and other postretirement benefit plans, see “— Liquidity and Financial Condition — Capitalization — Contractual Obligations” above and Note 10, “Pension and Other Postretirement Benefit Plans,” to the consolidated financial statements included in this Report.

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

Income Taxes

We account for income taxes in accordance with GAAP. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

In determining the provision for income taxes for financial statement purposes, we make certain estimates and judgments, which affect our evaluation of the carrying value of our deferred tax assets, as well as our calculation of certain tax liabilities. We evaluate the carrying value of our deferred tax assets on a quarterly basis. In completing this evaluation, we consider all available evidence in order to determine whether, based on the weight of the evidence, a valuation allowance for our deferred tax assets is necessary. Such evidence includes historical results, future reversals of existing taxable temporary differences and expectations for future taxable income (exclusive of the reversal of temporary differences and carryforwards), as well as the implementation of feasible and prudent tax planning strategies. If, based on the weight of the evidence, it is more likely than not that all or a portion of our deferred tax assets will not be realized, a valuation allowance is recorded.

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

As of December 31, 2011, we had a valuation allowance related to tax loss and credit carryforwards and other deferred tax assets of $880 million in the United States and $517 million in several international jurisdictions. If we generate pretax earnings in the United States in 2012 and our forecasted earnings thereafter remain favorable, it is likely that we may reverse a significant portion of the U.S. valuation allowance in the next twelve months. In addition, if we experience sustained levels of profitability in certain international jurisdictions in the future, our assessment of the need for a full valuation allowance with respect to the deferred tax assets in those jurisdictions could change. A reduction in our valuation allowance could have a significant impact on tax expense and net income in the period in which such reduction occurs.

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

For further information, see “— Forward-Looking Statements,” and Note 9, “Income Taxes,” to the consolidated financial statements included in this Report.

Fair Value Measurements

We measure certain assets and liabilities at fair value on a non-recurring basis using unobservable inputs (Level 3 input based on the GAAP fair value hierarchy). For further information on these fair value measurements, see “— Impairment of Goodwill,” “— Impairment of Long-Lived Assets,” “— Restructuring” and “— Impairment of Investments in Affiliates” above and “—Adoption of Fresh-Start Accounting” below.

Adoption of Fresh-Start Accounting

Fresh-start accounting results in a new basis of accounting and reflects the allocation of our estimated fair value to our underlying assets and liabilities. Our estimates of fair value are inherently subject to significant uncertainties and contingencies beyond our reasonable control. Accordingly, there can be no assurances that the estimates, assumptions, valuations, appraisals and financial projections will be realized, and actual results could vary materially.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2011, there were no material changes in the methods or policies used to establish estimates and assumptions. The adoption of fresh-start accounting required significant estimation and judgment. See Note 3, “Fresh-Start Accounting,” to the consolidated financial statements included in this Report. Other matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of fixed and intangible assets, unsettled pricing discussions with customers and suppliers, restructuring accruals, deferred tax asset valuation allowances and income taxes, pension and other postretirement benefit plan assumptions, accruals related to litigation, warranty and environmental remediation costs and self-insurance accruals. Actual results may differ significantly from our estimates.

Recently Issued Accounting Pronouncements

For information on the impact of recently issued accounting pronouncements, see Note 17, “Accounting Pronouncements,” to the consolidated financial statements included in this Report.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “forecasts” and similar expressions identify certain of these forward-looking statements. We also may provide forward-looking statements in oral statements or other written materials released to the public. All such forward-looking statements contained or incorporated in this Report or in any other public statements which address operating performance, events or developments that we expect or anticipate may occur in the future, including, without limitation, statements related to business opportunities, awarded sales contracts, sales backlog and ongoing commercial arrangements, or statements expressing views about future operating results, are forward-looking statements. Actual results may differ materially from any or all forward-looking statements made by us. Important factors, risks and uncertainties that may cause actual results to differ materially from anticipated results include, but are not limited to:

•	general economic conditions in the markets in which we operate, including changes in interest rates or currency exchange rates;

•	the financial condition and restructuring actions of our customers and suppliers;

•	changes in actual industry vehicle production levels from our current estimates;

•	fluctuations in the production of vehicles or the loss of business with respect to, or the lack of commercial success of, a vehicle model for which we are a significant supplier;

•	disruptions in the relationships with our suppliers;

•	labor disputes involving us or our significant customers or suppliers or that otherwise affect us;

•	the outcome of customer negotiations and the impact of customer-imposed price reductions;

•	the impact and timing of program launch costs and our management of new program launches;

•	the costs, timing and success of restructuring actions;

•	increases in our warranty, product liability or recall costs;

•	risks associated with conducting business in foreign countries;

•	the operational and financial success of our joint ventures;

•	competitive conditions impacting us and our key customers and suppliers;

•	the cost and availability of raw materials, energy, commodities and product components and our ability to mitigate such costs;

•	the outcome of legal or regulatory proceedings to which we are or may become a party;

•	the impact of pending legislation and regulations or changes in existing federal, state, local or foreign laws or regulations;

•	unanticipated changes in cash flow, including our ability to align our vendor payment terms with those of our customers;

•	limitations imposed by our existing indebtedness and our ability to access capital markets on commercially reasonable terms;

•	impairment charges initiated by adverse industry or market developments;

•	our ability to execute our strategic objectives;

•	changes in discount rates and the actual return on pension assets;

•	costs associated with compliance with environmental laws and regulations;

•	developments or assertions by or against us relating to intellectual property rights;

•	our ability to utilize our net operating loss, capital loss and tax credit carryforwards;

•

global sovereign fiscal matters and creditworthiness, including potential defaults and the related impacts on economic activity, including the possible effects on credit markets, currency values, monetary unions, international treaties and fiscal policies; and

•	other risks, described in Part I — Item 1A, “Risk Factors,” and from time to time in our other Securities and Exchange Commission filings.

The forward-looking statements in this Report are made as of the date hereof, and we do not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date hereof.

ITEM 8 – CONSOLIDATED FINANCIAL STATEMENTS AND

SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm	51

Consolidated Balance Sheets as of December 31, 2011 and 2010	53

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, the two month period ended December 31, 2009, and the ten month period ended November 7, 2009	54

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, the two month period ended December 31, 2009, and the ten month period ended November 7, 2009	55

Consolidated Statements of Equity for the years ended December 31, 2011 and 2010, the two month period ended December 31, 2009, and the ten month period ended November 7, 2009	56

Notes to Consolidated Financial Statements	58

Schedule II – Valuation and Qualifying Accounts	113

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Lear Corporation

We have audited the accompanying consolidated balance sheets of Lear Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity and cash flows for the years ended December 31, 2011 and 2010, the period from November 8, 2009 to December 31, 2009 (Successor) and the period from January 1, 2009 to November 7, 2009 (Predecessor). Our audits also included the financial statement schedule included in Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lear Corporation and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and cash flows for the years ended December 31, 2011 and 2010, the period from November 8, 2009 to December 31, 2009 (Successor) and the period from January 1, 2009 to November 7, 2009 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lear Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan

February 17, 2012

Report of Independent Registered Public Accounting Firm on

Internal Control over Financial Reporting

The Board of Directors and Shareholders of Lear Corporation

We have audited Lear Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lear Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A(b). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Lear Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of Lear Corporation and subsidiaries, and our report dated February 17, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan

February 17, 2012

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	Successor
December 31,	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$1,754.3	$1,654.1
Accounts receivable	1,880.1	1,758.4
Inventories	637.8	554.2
Other	489.3	418.8

Total current assets	4,761.5	4,385.5

Long-Term Assets:
Property, plant and equipment, net	1,072.0	994.7
Goodwill	628.6	614.6
Other	548.8	626.3

Total long-term assets	2,249.4	2,235.6

	$7,010.9	$6,621.1

Liabilities and Equity
Current Liabilities:
Short-term borrowings	$—	$4.1
Accounts payable and drafts	2,014.3	1,838.4
Accrued liabilities	1,049.2	976.0

Total current liabilities	3,063.5	2,818.5

Long-Term Liabilities:
Long-term debt	695.4	694.9
Other	690.9	538.9

Total long-term liabilities	1,386.3	1,233.8

Equity:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 shares of Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 107,486,539 and 105,498,880 shares issued as of December 31, 2011 and 2010, respectively (1)	1.1	1.1
Additional paid-in capital, including warrants to purchase common stock (1)	2,150.6	2,116.0
Common stock held in treasury, 6,799,597 and 322,130 shares as of December 31, 2011 and 2010, respectively, at cost (1)	(305.6)	(13.4)
Retained earnings	922.3	434.5
Accumulated other comprehensive loss	(332.0)	(78.0)

Lear Corporation stockholders’ equity	2,436.4	2,460.2
Noncontrolling interests	124.7	108.6

Equity	2,561.1	2,568.8

	$7,010.9	$6,621.1

(1)	Share data as of December 31, 2010, has been retroactively adjusted to reflect the two-for-one stock split described in Note 11, “Capital Stock and Equity,” to these consolidated financial statements.

The accompanying notes are an integral part of these consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Two Month Period Ended December 31, 2009	Ten Month Period Ended November 7, 2009

Net sales	$14,156.5	$11,954.6	$1,580.9	$8,158.7
Cost of sales	12,963.3	10,936.3	1,508.1	7,871.3
Selling, general and administrative expenses	485.6	452.7	71.2	376.7
Amortization of intangible assets	28.0	27.2	4.5	4.1
Goodwill impairment charges	—	—	—	319.0
Interest expense ($221.1 million of contractual interest for the ten month period ended November 7, 2009)	39.7	55.4	11.1	151.4
Other (income) expense, net	24.2	34.2	19.8	(16.6)
Reorganization items and fresh-start accounting adjustments, net	—	—	—	(270.7)

Consolidated income (loss) before provision (benefit) for income taxes and equity in net (income) loss of affiliates	615.7	448.8	(33.8)	(276.5)
Provision (benefit) for income taxes	68.8	24.6	(24.2)	29.2
Equity in net (income) loss of affiliates	(23.5)	(37.2)	(1.9)	64.0

Consolidated net income (loss)	570.4	461.4	(7.7)	(369.7)
Less: Net income (loss) attributable to noncontrolling interests	29.7	23.1	(3.9)	16.2

Net income (loss) attributable to Lear	$540.7	$438.3	$(3.8)	$(385.9)

Basic net income (loss) per share attributable to Lear (1)	$5.21	$4.30	$(0.06)	$(4.98)

Diluted net income (loss) per share attributable to Lear (1)	$5.08	$4.05	$(0.06)	$(4.98)

(1)	Per share data for the year ended December 31, 2010, and the 2009 Successor Period has been retroactively adjusted to reflect the two-for-one stock split described in Note 11, “Capital Stock and Equity,” to these consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Two Month Period Ended December 31, 2009	Ten Month Period Ended November 7, 2009
Cash Flows from Operating Activities:
Consolidated net income (loss)	$570.4	$461.4	$(7.7)	$(369.7)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities –
Reorganization items and fresh start accounting adjustments, net	—	—	—	(270.7)
Goodwill impairment charges	—	—	—	319.0
Equity in net (income) loss of affiliates	(23.5)	(37.2)	(1.9)	64.0
Loss on extinguishment of debt	—	11.8	—	—
Fixed asset impairment charges	2.2	7.2	—	5.6
Deferred tax provision (benefit)	(55.8)	(10.9)	(2.4)	32.2
Depreciation and amortization	246.3	235.9	39.8	223.9
Stock-based compensation	34.6	22.9	8.0	7.3
Net change in recoverable customer engineering, development and tooling	(11.4)	(40.7)	11.0	(9.6)
Net change in working capital items (see below)	(6.3)	48.3	291.2	(297.0)
Net change in sold accounts receivable	—	—	—	(138.5)
Changes in other long-term liabilities	10.7	(53.4)	(35.9)	(75.0)
Changes in other long-term assets	21.3	(26.9)	(1.7)	(4.6)
Other, net	1.8	3.5	23.6	13.9

Net cash provided by (used in) operating activities	790.3	621.9	324.0	(499.2)

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(329.5)	(193.3)	(41.3)	(77.5)
Cost of acquisitions, net of cash acquired	(8.6)	(12.3)	—	(4.4)
Net proceeds from disposition of businesses and other assets	9.9	18.6	4.0	29.7
Other, net	25.0	(5.1)	(2.2)	(0.5)

Net cash used in investing activities	(303.2)	(192.1)	(39.5)	(52.7)

Cash Flows from Financing Activities:
Proceeds from the issuance of successor senior notes	—	694.5	—	—
Debtor-in-possession term loan borrowings	—	—	—	500.0
Debtor-in-possession term loan repayments	—	—	—	(500.0)
First lien credit agreement borrowings (repayments)	—	(375.0)	—	375.0

Second lien credit agreement repayments	—	(550.0)	—	(50.0)
Payment of debt issuance and other financing costs	(4.8)	(17.6)	—	(70.6)
Other long-term debt repayments, net	(1.1)	(9.3)	(1.9)	(0.5)
Short-term borrowings (repayments), net	(4.0)	(34.0)	6.6	(11.4)
Prepayment of Series A preferred stock in connection with emergence from Chapter 11	—	—	—	(50.0)
Repurchase of common stock	(279.1)	—	—	—
Dividends paid to Lear Corporation stockholders	(51.1)	—	—	—
Dividends paid to noncontrolling interests	(18.5)	(16.2)	(7.0)	(16.8)
Other, net	(13.7)	(13.1)	32.5	(10.7)

Net cash provided by (used in) financing activities	(372.3)	(320.7)	30.2	165.0

Effect of foreign currency translation	(14.6)	(9.0)	(15.1)	49.2

Net Change in Cash and Cash Equivalents	100.2	100.1	299.6	(337.7)
Cash and Cash Equivalents at Beginning of Period	1,654.1	1,554.0	1,254.4	1,592.1

Cash and Cash Equivalents at End of Period	$1,754.3	$1,654.1	$1,554.0	$1,254.4

Changes in Working Capital:
Accounts receivable	$(165.8)	$(291.3)	$337.0	$(426.0)
Inventories	(101.0)	(106.8)	27.2	66.0
Accounts payable	216.7	318.4	10.2	50.3
Accrued liabilities and other	43.8	128.0	(83.2)	12.7

Net change in working capital items	$(6.3)	$48.3	$291.2	$(297.0)

Supplementary Disclosure:
Cash paid for interest	$59.9	$57.0	$0.5	$78.9

Cash paid for income taxes, net of refunds received of $21.1 in 2011, $25.3 in 2010 and $26.9 in the ten month period ended November 7, 2009	$79.8	$57.5	$4.3	$60.0

The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In millions, except share data)

	Preferred Stock	Common Stock	Additional Paid- in Capital	Treasury Stock	Retained Earnings (Deficit)
Balance at December 31, 2008 – Predecessor	$—	$0.8	$1,371.7	$(176.1)	$(818.2)
Comprehensive income (loss):
Net income (loss)	—	—	—	—	(385.9)
Other comprehensive income	—	—	—	—	—

Total comprehensive income (loss)	—	—	—	—	(385.9)
Stock-based compensation (includes issuances of 120,363 shares of common stock at an average price of $50.56)	—	—	1.6	6.1	—
Dividends paid to noncontrolling interests	—	—	—	—	—
Cancellation of Predecessor Common Stock	—	(0.8)	(1,373.3)	170.0	1,204.1
Fresh-start accounting adjustments	—	—	—	—	—

Balance at November 7, 2009 – Predecessor	$—	$—	$—	$—	$—

Issuance of 10,896,250 shares of Series A preferred stock, net of $50.0 million prepayment in connection with emergence from Chapter 11	450.0	—	—	—	—
Issuance of 68,234,772 shares of common stock and 8,157,249 warrants in connection with emergence from Chapter 11 (1)	—	0.7	1,635.5	—	—

Balance at November 7, 2009 – Successor (1)	$450.0	$0.7	$1,635.5	$—	$—

Comprehensive income (loss):
Net loss	—	—	—	—	(3.8)
Other comprehensive income (loss)	—	—	—	—	—

Total comprehensive income (loss)	—	—	—	—	(3.8)
Conversion of 1,014,947 shares of Series A preferred stock	(41.9)	—	41.9	—	—
Issuance of 3,560,030 shares of common stock related to exercises of warrants (1)	—	—	—	—	—
Stock-based compensation	—	—	8.0	—	—
Dividends paid to noncontrolling interests	—	—	—	—	—

Balance at December 31, 2009 – Successor (1)	$408.1	$0.7	$1,685.4	$—	$(3.8)

Comprehensive income (loss):
Net income	—	—	—	—	438.3
Other comprehensive income (loss)	—	—	—	—	—

Total comprehensive income (loss)	—	—	—	—	438.3
Conversion of 9,881,303 shares of Series A preferred stock	(408.1)	0.2	407.9	—	—
Issuance of 10,869,802 shares of common stock related to exercises of warrants (1)	—	0.1	(0.1)	—	—
Stock-based compensation	—	0.1	22.8	(13.4)	—
Dividends paid to noncontrolling interests	—	—	—	—	—
Transaction with affiliates	—	—	—	—	—

Balance at December 31, 2010 – Successor (1)	$—	$1.1	$2,116.0	$(13.4)	$434.5

Comprehensive income (loss):
Net income	—	—	—	—	540.7
Other comprehensive income (loss)	—	—	—	—	—

Total comprehensive income (loss)	—	—	—	—	540.7
Issuance of 1,092,437 shares of common stock related to exercises of warrants	—	—	—	—	—
Stock-based compensation	—	—	34.6	(13.1)	—
Repurchases of 6,182,429 shares of common stock at an average price of $45.15 per share	—	—	—	(279.1)	—
Dividends declared to Lear Corporation stockholders	—	—	—	—	(52.9)
Dividends paid to noncontrolling interests	—	—	—	—	—
Addition to noncontrolling interests	—	—	—	—	—

Balance at December 31, 2011 – Successor	$—	$1.1	$2,150.6	$(305.6)	$922.3

(1)	Amounts for the year ended December 31, 2010, and the 2009 Successor Period, have been retroactively adjusted to reflect the two-for-one stock split described in Note 11, “Capital Stock and Equity,” to these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (continued)

(In millions, except share data)

	Accumulated Other Comprehensive Loss, net of tax
	Defined Benefit Plans	Derivative Instruments and Hedging Activities	Cumulative Translation Adjustments	Lear Stockholders’ Equity	Non- controlling Interests	Equity
Balance at December 31, 2008 – Predecessor	$(174.0)	$(88.8)	$83.5	$198.9	$48.8	$247.7
Comprehensive income (loss):
Net income (loss)	—	—	—	(385.9)	16.2	(369.7)
Other comprehensive income	14.9	47.7	55.9	118.5	1.0	119.5

Total comprehensive income (loss)	14.9	47.7	55.9	(267.4)	17.2	(250.2)
Stock-based compensation (includes issuances of 120,363 shares of common stock at an average price of $50.56)	—	—	—	7.7	—	7.7
Dividends paid to noncontrolling interests	—	—	—	—	(16.8)	(16.8)
Cancellation of Predecessor Common Stock	—	—	—	—	—	—
Fresh-start accounting adjustments	159.1	41.1	(139.4)	60.8	54.5	115.3

Balance at November 7, 2009 – Predecessor	$—	$—	$—	$—	$103.7	$103.7

Issuance of 10,896,250 shares of Series A preferred stock, net of $50.0 million prepayment in connection with emergence from Chapter 11	—	—	—	450.0	—	450.0
Issuance of 68,234,772 shares of common stock and 8,157,249 warrants in connection with emergence from Chapter 11 (1)	—	—	—	1,636.2	—	1,636.2

Balance at November 7, 2009 – Successor (1)	$—	$—	$—	$2,086.2	$103.7	$2,189.9

Comprehensive income (loss):
Net loss	—	—	—	(3.8)	(3.9)	(7.7)
Other comprehensive income (loss)	9.2	—	(10.5)	(1.3)	(0.1)	(1.4)

Total comprehensive income (loss)	9.2	—	(10.5)	(5.1)	(4.0)	(9.1)
Conversion of 1,014,947 shares of Series A preferred stock	—	—	—	—	—	—
Issuance of 3,560,030 shares of common stock related to exercises of warrants (1)	—	—	—	—	—	—
Stock-based compensation	—	—	—	8.0	—	8.0
Dividends paid to noncontrolling interests	—	—	—	—	(7.0)	(7.0)

Balance at December 31, 2009 – Successor (1)	$9.2	$—	$(10.5)	$2,089.1	$92.7	$2,181.8

Comprehensive income (loss):
Net income	—	—	—	438.3	23.1	461.4
Other comprehensive income (loss)	(66.6)	(1.3)	(8.8)	(76.7)	2.5	(74.2)

Total comprehensive income (loss)	(66.6)	(1.3)	(8.8)	361.6	25.6	387.2
Conversion of 9,881,303 shares of Series A preferred stock	—	—	—	—	—	—
Issuance of 10,869,802 shares of common stock related to exercises of warrants (1)	—	—	—	—	—	—
Stock-based compensation	—	—	—	9.5	—	9.5
Dividends paid to noncontrolling interests	—	—	—	—	(16.2)	(16.2)
Transaction with affiliates	—	—	—	—	6.5	6.5

Balance at December 31, 2010 – Successor (1)	$(57.4)	$(1.3)	$(19.3)	$2,460.2	$108.6	$2,568.8

Comprehensive income (loss):
Net income	—	—	—	540.7	29.7	570.4
Other comprehensive income (loss)	(181.7)	(36.3)	(36.0)	(254.0)	2.5	(251.5)

Total comprehensive income (loss)	(181.7)	(36.3)	(36.0)	286.7	32.2	318.9
Issuance of 1,092,437 shares of common stock related to exercises of warrants	—	—	—	—	—	—
Stock-based compensation	—	—	—	21.5	—	21.5
Repurchases of 6,182,429 shares of common stock at an average price of $45.15 per share	—	—	—	(279.1)	—	(279.1)
Dividends declared to Lear Corporation stockholders	—	—	—	(52.9)	—	(52.9)
Dividends paid to noncontrolling interests	—	—	—	—	(18.5)	(18.5)
Addition to noncontrolling interests	—	—	—	—	2.4	2.4

Balance at December 31, 2011 – Successor	$(239.1)	$(37.6)	$(55.3)	$2,436.4	$124.7	$2,561.1

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

In the previously issued financial statements, the cancellation of Predecessor common stock, resulting from the Company’s emergence from bankruptcy proceedings and the application of fresh-start accounting, was reflected as a gain in reorganization items and fresh-start accounting adjustments, net in the 2009 Predecessor consolidated statement of operations. In the revised financial statements, the cancellation of Predecessor common stock is reflected as a direct increase in retained earnings (deficit) in the 2009 Predecessor consolidated statement of equity. As a result, certain items in the 2009 Predecessor consolidated statements of operations and equity were revised by $1,204.1 million as shown below (in millions):

	As Previously Reported	As Revised
Consolidated statement of operations:
Reorganization items and fresh-start accounting adjustments, net	$(1,474.8)	$(270.7)
Consolidated income (loss) before provision (benefit) for income taxes and equity in net (income) loss of affiliates	927.6	(276.5)
Consolidated net income (loss)	834.4	(369.7)
Net income (loss) attributable to Lear	818.2	(385.9)
Consolidated statement of equity:
Net income (loss)	818.2	(385.9)
Comprehensive income (loss)	936.7	(267.4)
Reorganization items and fresh-start accounting adjustments, net	(1,143.3)	60.8

This revision had no impact on the consolidated balance sheets and no impact on net cash provided by or used in operating, investing or financing activities for the 2009 Predecessor Period. Further, this revision had no impact on the consolidated financial statements for any Successor reporting period.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

•

A single class of Common Stock, par value $0.01 per share (the “Common Stock”), including sufficient shares to provide for (i) management equity grants, (ii) the conversion of the Series A Preferred Stock into Common Stock and (iii) warrants to purchase 15%, or 16,314,498 shares, of the Company’s Common Stock, on a fully diluted basis (the “Warrants”) and after giving effect to the two-for-one stock split described in Note 11, “Capital Stock and Equity.”

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

In March 2010, the Company issued $700 million in aggregate principal amount at maturity of senior unsecured notes due 2018 and 2020 and repaid in full the term loans provided under its first and second lien credit agreements. In November 2010, each issued and outstanding share of Series A Preferred Stock converted on a two-for-one basis into shares of newly issued Common Stock. For more information on the Company’s current capital structure, see Note 8, “Long-Term Debt,” and Note 11, “Capital Stock and Equity.”

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

For further information regarding the resolution of certain of the Company’s other pre-petition liabilities in accordance with the Plan, see Note 3, “Fresh-Start Accounting – Liabilities Subject to Compromise,” and Note 13, “Commitments and Contingencies.”

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

Reorganization Value

The Bankruptcy Court confirmed the Plan that included a distributable value (or reorganization value) of $3,054 million as set forth in the Disclosure Statement. For purposes of the Plan and the Disclosure Statement, the Company and certain secured and unsecured creditors agreed upon this value as of the bankruptcy filing date. This reorganization value was determined to be a fair and reasonable value and is within the range of values considered by the Bankruptcy Court as part of the confirmation process. The reorganization value reflects a number of factors and assumptions, including the Company’s statements of operations and balance sheets, the Company’s financial projections, the amount of cash available to fund operations, current market conditions and a return to more normalized production and sales volumes. The range of values considered by the Bankruptcy Court of $2.9 billion to $3.4 billion was determined using comparable public company trading multiples and discounted cash flow valuation methodologies. The results of both valuation methodologies produced comparable ranges of net equity value.

The comparable public company analysis indentified a group of comparable companies giving consideration to lines of business, size, geographic footprint and customer base. The analysis compared the public market implied enterprise value for each comparable public company to its projected earnings before interest, taxes, depreciation and amortization (“EBITDA”). The calculated range of multiples for the comparable companies, which averaged approximately 4x, was used to estimate a range which was applied to the Company’s projected EBITDA to determine a range of enterprise values for the reorganized company or the reorganization value.

The discounted cash flow analysis was based on the Company’s projected financial information for the years 2009 through 2012. Forecasted industry production data for the years 2009 through 2012 contained in the projected financial information was based on production data produced by industry analysts and assumed a return to normalized production levels. North American light vehicle production was forecasted to grow from 8.0 million units in 2009 to 13.7 million in 2012. Similarly, European light vehicle production was forecasted to grow from 15.2 million units in 2009 to 17.3 million units in 2012. As a result of the assumed increase in industry production, as well as additional restructuring actions undertaken by the Company and a more favorable commodity cost environment, the Company’s EBITDA was forecasted to grow in 2012. In calculating the Company’s enterprise value using the discounted cash flow methodology, the Company’s EBITDA forecast was discounted using an estimate of the Company’s weighted average cost of capital of 13 to 14%.

While the Company considers the estimates and assumptions used to be reasonable, they are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks, many of which are beyond the Company’s control

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

and may not materialize. Changes in these estimates and assumptions may have had a significant effect on the determination of the Company’s reorganization value. The discounted cash flow analysis was based on then recent automotive industry and specific platform production volume projections developed by both third-party and internal forecasts, as well as commercial, wage and benefit, inflation and discount rate assumptions. Other significant assumptions included terminal value growth rate, terminal value margin rate, future capital expenditures and changes in working capital requirements.

Adoption of Fresh-start Accounting

Fresh-start accounting results in a new basis of accounting and reflects the allocation of the Company’s estimated fair value to its underlying assets and liabilities. The Company’s estimates of fair value are inherently subject to significant uncertainties and contingencies beyond the Company’s reasonable control. Accordingly, there can be no assurances that the estimates, assumptions, valuations, appraisals and financial projections will be realized, and actual results could vary materially.

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Adjustments recorded to the Predecessor balance sheet as of November 7, 2009, resulting from the consummation of the Plan and the adoption of fresh-start accounting are summarized below (in millions):

	Predecessor November 7, 2009	Reorganization Adjustments (1)		Fresh-start Adjustments (9)	Successor November 7, 2009
Assets
Current Assets:
Cash and cash equivalents	$1,493.9	$(239.5	) (2)	$—	$1,254.4
Accounts receivable	1,836.6	—		—	1,836.6
Inventories	471.8	—		9.1	480.9
Other	338.7	—		6.7	345.4

Total current assets	4,141.0	(239.5)		15.8	3,917.3

Long-Term Assets:
Property, plant and equipment, net	1,072.3	—		(4.7)	1,067.6
Goodwill	1,203.7	—		(582.3)	621.4	(8)
Other	518.0	(20.2	) (3)	161.6	659.4

Total long-term assets	2,794.0	(20.2)		(425.4)	2,348.4

	$6,935.0	$(259.7)		$(409.6)	$6,265.7

Liabilities and Equity (Deficit)
Current Liabilities:
Short-term borrowings	$30.4	$—		$—	$30.4
Debtor-in-possession term loan	500.0	(500.0	) (2)	—	—
Accounts payable and drafts	1,565.6	—		—	1,565.6
Accrued liabilities	884.7	(1.8	) (2)	17.5	900.4
Current portion of long-term debt	4.2	—		—	4.2

Total current liabilities	2,984.9	(501.8)		17.5	2,500.6

Long-Term Liabilities:
Long-term debt	8.2	925.0	(2)(4)	—	933.2
Other	679.7	—		(37.7)	642.0

Total long-term liabilities	687.9	925.0		(37.7)	1,575.2

Liabilities Subject to Compromise	3,635.6	(3,635.6	) (4)	—	—

Equity (Deficit):
Successor Series A Preferred Stock	—	450.0	(2)(4)	—	450.0
Successor Common Stock	—	0.7	(4)(7)	—	0.7
Successor additional paid-in capital	—	1,635.5	(4)(7)	—	1,635.5
Predecessor common stock	0.8	(0.8	) (5)	—	—
Predecessor additional paid-in capital	1,373.3	(1,373.3	) (5)	—	—
Predecessor common stock held in treasury	(170.0)	170.0	(5)	—	—
Retained deficit	(1,565.9)	2,070.6	(6)	(504.7)	—
Accumulated other comprehensive loss	(60.8)	—		60.8	—

Lear Corporation stockholders’ equity (deficit)	(422.6)	2,952.7		(443.9)	2,086.2
Noncontrolling interests	49.2	—		54.5	103.7

Equity (deficit)	(373.4)	2,952.7		(389.4)	2,189.9

	$6,935.0	$(259.7)		$(409.6)	$6,265.7

(1)	Represents amounts recorded as of the Effective Date for the consummation of the Plan, including the settlement of liabilities subject to compromise, the repayment of debtor-in-possession financing, the incurrence of new indebtedness and related cash payments, the issuances of Series A Preferred Stock and Common Stock and the cancellation of Predecessor common stock.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(2)	This adjustment reflects net cash payments recorded as of the Effective Date, including total borrowings under the first lien credit agreement and the Excess Cash Paydown (see Note 2, “Reorganization under Chapter 11”).

Borrowings under first lien credit agreement	$375.0
Less: Debt issuance costs	(12.7)

First lien credit agreement – net proceeds	362.3
Prepayment of second lien credit agreement	(50.0)
Prepayment of Series A Preferred Stock	(50.0)
Repayment of debtor-in-possession financing, principal and accrued interest	(501.8)

Net cash payments	$(239.5)

Debt under the second lien credit agreement, the Series A Preferred Stock, the Common Stock and the Warrants were issued directly to third-party claimants in satisfaction of certain of the Company’s liabilities subject to compromise. Accordingly, these non-cash transactions are not included in the above calculation of net cash payments.

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

The Company received cash proceeds of $375 million from debt issued under the first lien credit agreement. These proceeds were used, in part, to satisfy amounts outstanding under the Company’s debtor-in-possession credit facility, which were excluded from the Company’s liabilities subject to compromise. The remaining proceeds were available for general corporate purposes. Accordingly, cash proceeds from debt issued under the first lien credit agreement are not included in the above calculation of gain on settlement of liabilities subject to compromise.

(5)	This adjustment reflects the cancellation of the Predecessor common stock.

(6)	This adjustment reflects the cumulative impact of the reorganization adjustments discussed above.

Gain on settlement of liabilities subject to compromise	$(899.4)
Cancellation of Predecessor common stock (see (5) above)	(1,204.1)
Write-off of unamortized debt issuance costs (see (3) above)	32.9

$(2,070.6)

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(7)	A reconciliation of the reorganization value to the value of Successor Common Stock as of the Effective Date is shown below:

Reorganization value	$3,054.0
Less: First lien credit agreement	(375.0)
Second lien credit agreement (c)	(550.0)
Other debt	(42.8)
Series A Preferred Stock (c)	(450.0)

Reorganization value of Successor Common Stock and Warrants	1,636.2
Less: Fair value of Warrants (d)	305.9

Reorganization value of Successor Common Stock	$1,330.3

Shares outstanding as of November 7, 2009	68,234,772
Per share value (e)	$19.50

(c)	After giving effect to the Excess Cash Paydown.
(d)	For further information on the fair value of Warrants, see Note 11, “Capital Stock and Equity.”
(e)	The per share value of $19.50 was used to record the issuance of the Successor Common Stock, after giving effect to the two-for-one stock split described in Note 11, “Capital Stock and Equity.”

(8)	A reconciliation of the reorganization value of the Successor assets and goodwill is shown below:

Reorganization value	$3,054.0
Plus: Liabilities (excluding debt and after giving effect to fresh-start accounting adjustments)	3,108.0
Fair value of noncontrolling interests	103.7

Reorganization value of Successor assets	6,265.7
Less: Successor assets (excluding goodwill and after giving effect to fresh-start accounting adjustments)	5,644.3

Reorganization value of Successor assets in excess of fair value – Successor goodwill	$621.4

(9)	Represents the adjustment of assets and liabilities to fair value, or other measurement as specified by ASC 805, in conjunction with the adoption of fresh-start accounting. Significant adjustments are summarized below.

Elimination of Predecessor goodwill	$1,203.7
Successor goodwill (see (8) above)	(621.4)
Elimination of Predecessor intangible assets	29.0
Successor intangible asset adjustment (f)	(191.0)
Defined benefit plans adjustment (g)	(55.0)
Inventory adjustment (h)	(9.1)
Property, plant and equipment adjustment (i)	4.7
Investments in non-consolidated affiliates adjustment (j)	(8.7)
Noncontrolling interests adjustment (j)	54.5
Elimination of Predecessor accumulated other comprehensive loss and other adjustments	120.0

Pretax loss on fresh-start accounting adjustments	526.7
Tax benefit related to fresh-start accounting adjustments (k)	(22.0)

Net loss on fresh-start accounting adjustments	$504.7

(f)	Intangible assets – This adjustment reflects the fair value of intangible assets determined as of the Effective Date. For further information on the valuation of intangible assets, see Note 4, “Summary of Significant Accounting Policies.”
(g)	Defined benefit plans – This adjustment primarily reflects differences in assumptions, such as the expected return on plan assets and the weighted average discount rate related to the payment of benefit obligations, between the prior measurement date of December 31, 2008, and the Effective Date. For additional information on the Company’s defined benefit plans, see Note 10, “Pension and Other Postretirement Benefit Plans.”

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(h)	Inventory – This amount adjusts inventory to fair value as of the Effective Date. Raw materials were valued at current replacement cost, work-in-process was valued at estimated finished goods selling price less estimated disposal costs, completion costs and a reasonable profit allowance for selling effort. Finished goods were valued at estimated selling price less estimated disposal costs and a reasonable profit allowance for selling effort.
(i)	Property, plant and equipment – This amount adjusts property, plant and equipment to fair value as of the Effective Date, giving consideration to the highest and best use of the assets. Fair value estimates were based on independent appraisals. Key assumptions used in the appraisals were based on a combination of income, market and cost approaches, as appropriate.
(j)	Investments in non-consolidated affiliates and noncontrolling interests – These amounts adjust investments in non-consolidated affiliates and noncontrolling interests to their estimated fair values. Estimated fair values were based on internal and external valuations using customary valuation methodologies, including comparable earnings multiples, discounted cash flows and negotiated transaction values.
(k)	Tax benefit – This amount reflects the tax benefits of $53.5 million related to the write-off of goodwill and other comprehensive loss, partially offset by the tax expense of $31.5 million related to the intangible asset and property, plant and equipment fair value adjustments. Tax expense related to the intangible asset and property, plant and equipment fair value adjustments was calculated by applying the appropriate tax rate, ranging from 0% to 35%, to the related adjustments in each jurisdiction.

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

Predecessor – November 7, 2009
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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Reorganization Items and Fresh-start Accounting Adjustments, Net

Reorganization items include expenses, gains and losses directly related to the Debtors’ reorganization proceedings. Fresh-start accounting adjustments reflect the impact of adoption of fresh-start accounting. A summary of reorganization items and fresh-start accounting adjustments, net for the 2009 Predecessor Period is shown below (in millions):

Predecessor – Ten Month Period Ended November 7, 2009
Pretax reorganization items:
Professional fees	$26.9
Interest income	(0.2)
Incentive compensation expense	40.1
Unamortized debt issuance costs related to the repayment of debtor in possession financing	32.9
Gain on settlement of liabilities subject to compromise	(899.4)
Other	2.3

(797.4)

Pretax fresh-start accounting adjustments (see (9) above)	526.7

Reorganization items and fresh-start accounting adjustments, net	$(270.7)

(4) Summary of Significant Accounting Policies

Consolidation

Lear consolidates all entities, including variable interest entities, in which it has a controlling financial interest. Investments in affiliates in which Lear does not have control, but does have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method (Note 6, “Investments in Affiliates and Other Related Party Transactions”).

Fiscal Period Reporting

The Company’s annual financial results are reported on a calendar year basis, and quarterly interim results are reported using a thirteen week reporting calendar.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of ninety days or less.

Accounts Receivable

The Company records accounts receivable as its products are shipped to its customers. The Company’s customers are the world’s major automotive manufacturers. The Company records accounts receivable reserves for known collectibility issues, as such issues relate to specific transactions or customer balances. As of December 31, 2011 and 2010, accounts receivable are reflected net of reserves of $30.7 million and $14.5 million, respectively. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected. Generally, the Company does not require collateral for its accounts receivable.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. The Company records inventory reserves for inventory in excess of production and/or forecasted requirements and for obsolete inventory in production and service inventories. As of December 31, 2011 and 2010, inventories are reflected net of reserves of $86.1 million and $83.5 million, respectively. A summary of inventories is shown below (in millions):

	Successor
December 31,	2011	2010
Raw materials	$520.1	$448.6
Work-in-process	36.0	32.9
Finished goods	81.7	72.7

Inventories	$637.8	$554.2

Pre-Production Costs Related to Long-Term Supply Arrangements

The Company incurs pre-production engineering and development (“E&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production E&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the Company does not have a non-cancelable right to use the tooling. During 2011 and 2010, the Company capitalized $176.6

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

million and $133.2 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During 2011 and 2010, the Company also capitalized $166.8 million and $149.8 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying consolidated balance sheets. During 2011 and 2010, the Company collected $325.8 million and $243.3 million, respectively, of cash related to E&D and tooling costs.

The classification of recoverable customer engineering, development and tooling costs related to long-term supply agreements is shown below (in millions):

	Successor
December 31,	2011	2010
Current	$96.0	$77.9
Long-term	64.2	75.3

Recoverable customer engineering, development and tooling	$160.2	$153.2

Property, Plant and Equipment

Property, plant and equipment is stated at cost; however, as a result of the adoption of fresh-start accounting, property, plant and equipment was re-measured at estimated fair value as of November 7, 2009 (see Note 3, “Fresh-Start Accounting”). Costs associated with the repair and maintenance of the Company’s property, plant and equipment are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency or safety of the Company’s property, plant and equipment are capitalized and depreciated over the remaining useful life of the related asset. Depreciable property is depreciated over the estimated useful lives of the assets, using principally the straight-line method as follows:

Buildings and improvements	10 to 40 years
Machinery and equipment	5 to 10 years

A summary of property, plant and equipment is shown below (in millions):

	Successor
December 31,	2011	2010
Land	$106.1	$106.0
Buildings and improvements	406.1	360.6
Machinery and equipment	988.6	761.8
Construction in progress	3.3	5.7

Total property, plant and equipment	1,504.1	1,234.1
Less – accumulated depreciation	(432.1)	(239.4)

Net property, plant and equipment	$1,072.0	$994.7

Depreciation expense was $218.3 million, $208.7 million, $35.2 million and $219.9 million for the years ended December 31, 2011 and 2010, the 2009 Successor Period and the 2009 Predecessor Period, respectively.

Impairment of Goodwill

Goodwill is not amortized but is tested for impairment on at least an annual basis. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment is more likely than not to have occurred. In conducting its impairment testing, the Company first performs a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If not, no further goodwill impairment testing is performed. If it is more likely than not that a reporting unit’s fair value is less than its carrying amount, the Company then compares the fair value of each of its reporting units to the related net book value. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. The Company conducts its annual impairment testing as of the first day of its fourth quarter.

The Company utilizes an income approach to estimate the fair value of each of its reporting units and a market valuation approach to further support this analysis. The income approach is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of cash flows. The Company believes that this

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

In 2011, the Company performed a qualitative assessment, completed as of the first day of its fourth quarter, which indicated that it was more likely than not that the fair value of each of the Company’s reporting units exceeded its respective carrying value. Accordingly, no further goodwill impairment testing was required. The Company does not believe that any of its reporting units is at risk for impairment.

In the 2009 Predecessor Period, the Company’s annual goodwill impairment analysis, completed as of the first day of its fourth quarter, was based on the Company’s distributable value, which was approved by the Bankruptcy Court, and resulted in impairment charges of $319.0 million related to the electrical power management systems (“EPMS”) segment in the accompanying consolidated statement of operations for the 2009 Predecessor Period. For further information on the Company’s distributable value, see Note 3, “Fresh-Start Accounting.”

A summary of the changes in the carrying amount of goodwill, by reportable operating segment, for each of the periods in the two years ended December 31, 2011, is shown below (in millions):

	Seating	EPMS	Total
Balance as of December 31, 2009 – Successor	$621.4	$—	$621.4
Foreign currency translation and other	(6.8)	—	(6.8)

Balance as of December 31, 2010 – Successor	614.6	—	614.6
Acquisition	15.0	—	15.0
Foreign currency translation and other	(1.0)	—	(1.0)

Balance as of December 31, 2011 – Successor	$628.6	$—	$628.6

Intangible Assets

Intangible assets consist primarily of certain intangible assets recorded in connection with the adoption of fresh-start accounting. These intangible assets were recorded at their estimated fair value, which was based on independent appraisals, as of November 7, 2009. The technology intangible asset includes the Company’s proprietary patents. The value assigned to technology intangibles is based on the royalty savings method, which applies a hypothetical royalty rate to projected revenues attributable to the identified technologies. Royalty rates were determined based on analysis of market information and discussions with the Company’s management. The customer-based intangible asset includes the Company’s established relationships with its customers and the ability of these customers to generate future economic profits for the Company. The value assigned to customer-based intangibles is based on the present value of future earnings attributable to the asset group after recognition of required returns to other contributory assets. A summary of intangible assets as of December 31, 2011 and 2010, is shown below (in millions):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (years)
Technology	$20.1	$(5.6)	$14.5	7.7
Customer-based	182.6	(54.8)	127.8	7.0

Balance as of December 31, 2011 – Successor	$202.7	$(60.4)	$142.3	7.1

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (years)
Technology	$20.0	$(3.0)	$17.0	7.7
Customer-based	178.1	(29.7)	148.4	7.0

Balance as of December 31, 2010 – Successor	$198.1	$(32.7)	$165.4	7.1

Excluding the impact of any future acquisitions, the Company’s estimated annual amortization expense for the five succeeding years is shown below (in millions):

Year	Expense
2012	$29.0
2013	29.0
2014	29.0
2015	29.0
2016	24.6

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

In the years ended December 31, 2011 and 2010, and the 2009 Predecessor Period, the Company recognized fixed asset impairment charges of $1.0 million, $3.6 million and $5.6 million, respectively, in conjunction with its restructuring actions (Note 5, “Restructuring”), as well as an additional $1.2 million and $3.6 million of fixed asset impairment charges in 2011 and 2010, respectively. As discussed in Note 3, “Fresh-Start Accounting,” the Company’s long-lived assets were re-measured at estimated fair value as of November 7, 2009, in connection with the adoption of fresh-start accounting.

Fixed asset impairment charges are recorded in cost of sales in the accompanying consolidated statements of operations for the years ended December 31, 2011 and 2010, and the 2009 Predecessor Period.

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

For information on impairment charges recorded in the 2009 Predecessor Period, see Note 6, “Investments in Affiliates and Other Related Party Transactions.” As discussed in Note 3, “Fresh-Start Accounting,” the Company’s investments in affiliates were re-measured at estimated fair value as of November 7, 2009, in connection with the adoption of fresh-start accounting.

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Restructuring Costs

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

Engineering and Development

Costs incurred in connection with the development of new products and manufacturing methods within one year of launch, to the extent not recoverable from the Company’s customers, are charged to cost of sales as incurred. Such costs are charged to selling, general and administrative expenses when incurred more than one year prior to launch. Engineering and development costs charged to selling, general and administrative expenses totaled $110.7 million, $81.4 million, $11.8 million and $71.6 million for the years ended December 31, 2011 and 2010, the 2009 Successor Period and the 2009 Predecessor Period, respectively.

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

	Successor			Predecessor
	Year Ended		Two Month Period Ended December 31, 2009	Ten Month Period Ended November 7, 2009
	December 31, 2011	December 31, 2010
Other expense	$27.8	$37.2	$20.2	$30.2
Other income	(3.6)	(3.0)	(0.4)	(46.8)

Other (income) expense, net	$24.2	$34.2	$19.8	$(16.6)

Income Taxes

The Company accounts for income taxes in accordance with GAAP. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

In determining the provision for income taxes for financial statement purposes, the Company makes certain estimates and judgments, which affect its evaluation of the carrying value of its deferred tax assets, as well as its calculation of certain tax liabilities. The Company evaluates the carrying value of its deferred tax assets on a quarterly basis. In completing this evaluation, the Company considers all available evidence in order to determine whether, based on the weight of the evidence, a valuation allowance for its deferred tax assets is necessary. Such evidence includes historical results, future reversals of existing taxable temporary differences and expectations for future taxable income (exclusive of the reversal of temporary differences and carryforwards), as well as the implementation of feasible and prudent tax planning strategies. If, based on the weight of the evidence, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized, a valuation allowance is recorded.

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

Transaction gains and losses that arise from foreign exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except certain long-term intercompany transactions or those transactions which operate as a hedge of long-term investments in foreign subsidiaries, are included in the consolidated statements of operations as incurred.

Stock-Based Compensation

The Company measures stock-based employee compensation expense at fair value in accordance with GAAP and recognizes such expense over the vesting period of the stock-based employee awards.

For further information related to the Company’s stock-based compensation programs, see Note 12, “Stock-Based Compensation.”

Net Income (Loss) Per Share Attributable to Lear

Basic net income (loss) per share attributable to Lear is computed using the two-class method by dividing net income (loss) attributable to Lear, after deducting undistributed earnings allocated to participating securities, by the average number of common shares outstanding during the period. Common shares issuable upon the satisfaction of certain conditions pursuant to a contractual agreement, such as those common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings, are considered common shares outstanding and are included in the computation of basic net income (loss) per share attributable to Lear. The Company’s preferred shares that were outstanding during 2010 were considered participating securities. There were no preferred shares outstanding during 2011, as all of the Company’s remaining preferred shares outstanding were converted into shares of common stock on November 10, 2010. For the year ended December 31, 2010, average participating securities outstanding were 3,544,837 (such securities were convertible into 7,089,674 shares of common stock after giving effect to the two-for-one stock split described in Note 11, “Capital Stock and Equity”). For further information related to the Company’s preferred shares, see Note 11, “Capital Stock and Equity.”

Diluted net income (loss) per share attributable to Lear is computed using the treasury stock method by dividing net income (loss) attributable to Lear by the average number of common shares outstanding, including the dilutive effect of common stock equivalents using the average share price during the period.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of information used to compute basic net income (loss) per share attributable to Lear is shown below (in millions, except share data):

	Successor			Predecessor
	Year Ended		Two Month Period Ended December 31, 2009	Ten Month Period Ended November 7, 2009

	December 31, 2011	December 31, 2010
Net income (loss) attributable to Lear	$540.7	$438.3	$(3.8)	$(385.9)
Less: Undistributed earnings allocated to participating securities	—	(30.5)	—	—

Net income (loss) available to Lear common shareholders	$540.7	$407.8	$(3.8)	$(385.9)

Average common shares outstanding (1)	103,750,223	94,814,044	69,050,374	77,499,860

Basic net income (loss) per share attributable to Lear (1)	$5.21	$4.30	$(0.06)	$(4.98)

(1)	Share and per share data for the year ended December 31, 2010, and the 2009 Successor Period has been retroactively adjusted to reflect the two-for-one stock split described in Note 11, “Capital Stock and Equity.”

A summary of information used to compute diluted net income (loss) per share attributable to Lear is shown below (in millions, except share data):

	Successor			Predecessor
	Year Ended		Two Month Period Ended December 31, 2009	Ten Month Period Ended November 7, 2009
	December 31, 2011	December 31, 2010
Net income (loss) attributable to Lear	$540.7	$438.3	$(3.8)	$(385.9)

Average common shares outstanding (1)	103,750,223	94,814,044	69,050,374	77,499,860
Dilutive effect of common stock equivalents (1)	2,594,144	13,308,106	—	—

Average diluted shares outstanding (1)	106,344,367	108,122,150	69,050,374	77,499,860

Diluted net income (loss) per share attributable to Lear (1)	$5.08	$4.05	$(0.06)	$(4.98)

(1)	Share and per share data for the year ended December 31, 2010, and the 2009 Successor Period has been retroactively adjusted to reflect the two-for-one stock split described in Note 11, “Capital Stock and Equity.”

Each of the Company’s participating securities was convertible into two shares of common stock, after giving effect to the two-for-one stock split described in Note 11, “Capital Stock and Equity,” and participated ratably with common stock on dividends. Accordingly, in the year ended December 31, 2010, and the 2009 Successor Period, diluted net income (loss) per share attributable to Lear computed using the two-class method produced the same results. In the year ended December 31, 2011, and the 2009 Predecessor Period, there were no participating securities outstanding.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The effect of certain common stock equivalents, including shares of preferred stock, warrants, restricted stock units, performance units, stock appreciation rights and options were excluded from the computation of average diluted shares outstanding in the 2009 Successor Period and the 2009 Predecessor Period, as inclusion would have resulted in antidilution. A summary of these common stock equivalents, including the related option exercise prices, is shown below:

	Successor	Predecessor
	Two Month Period Ended December 31, 2009	Ten Month Period Ended November 7, 2009

Shares of preferred stock (1)	9,881,303	—
Warrants (1)	6,377,068	—
Restricted stock units	2,603,226	507,139
Performance units	—	84,709
Stock appreciation rights	—	1,875,807
Options	—	952,350
Exercise prices	N/A	$22.12 -$55.33

(1)	The number of shares of preferred stock and warrants outstanding were unaffected by the two-for-one stock split described in Note 11, “Capital Stock and Equity;” however, the number of shares of common stock issued upon conversion or exercise of each share of preferred stock or warrant would reflect the impact of the two-for-one stock split.

Net income (loss) per share attributable to Lear for the years ended December 31, 2011 and 2010, and the 2009 Successor Period is not comparable to that in the 2009 Predecessor Period, as all Predecessor common stock was extinguished under the Plan.

Product Warranty

The Company records product warranty reserves based on its individual customer agreements. Product warranty reserves are recorded for known warranty issues when liability for such issues is probable and related amounts are reasonably estimable.

Segment Reporting

The Company has two reportable operating segments: seating, which includes seat systems and related components, such as seat frames, recliner mechanisms, seat tracks, seat trim covers, headrests and seat foam, and EPMS, which includes wiring, connectors, junction boxes and various other components of electrical distribution systems for traditional powertrain vehicles, as well as for hybrid and electric vehicles. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment.

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

The accounting policies of the Company’s operating segments are the same as those described in this note to the consolidated financial statements.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2011, there were no material changes in the methods or policies used to establish estimates and assumptions. The adoption of fresh-start accounting required significant estimation and judgment (Note 3, “Fresh-Start Accounting”). Other matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of fixed and intangible assets and unsettled pricing discussions with customers and suppliers (Note 4, “Summary of Significant Accounting Policies”); restructuring accruals (Note 5, “Restructuring”); deferred tax asset valuation allowances and income taxes (Note 9, “Income Taxes”); pension and other postretirement benefit plan assumptions (Note 10, “Pension and Other Postretirement Benefit Plans”); accruals related to litigation, warranty and environmental remediation costs (Note 13, “Commitments and Contingencies”); and self-insurance accruals. Actual results may differ significantly from the Company’s estimates.

Reclassifications

Certain amounts in prior periods’ financial statements have been reclassified to conform to the presentation used in the year ended December 31, 2011.

(5) Restructuring

In 2005, the Company initiated a multi-year operational restructuring strategy to (i) eliminate excess capacity and lower the operating costs of the Company, (ii) streamline the Company’s organizational structure and reposition its business for improved long-term profitability and (iii) better align the Company’s manufacturing capabilities with the changing needs of its customers. In light of industry conditions and customer announcements, the Company expanded this strategy and through the end of 2011, the Company incurred pretax restructuring costs of $804.3 million. The Company expects restructuring actions and related investments to moderate in 2012 and thereafter.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

In 2011, the Company recorded charges of $68.2 million in connection with its restructuring actions. These charges consist of $64.3 million recorded as cost of sales, $4.5 million recorded as selling, general and administrative expenses and ($0.6) million recorded as other (income) expense, net. The restructuring charges consist of employee termination benefits of $44.5 million, asset impairment charges of $1.0 million and contract termination costs of $19.6 million, as well as other related costs of $3.1 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $1.0 million in excess of related estimated fair values. Contract termination costs include pension benefit plan settlement charges of $17.1 million and other various costs of $2.5 million. The Company expects to incur approximately $10.7 million of additional restructuring costs related to activities initiated as of December 31, 2011. Although each restructuring action is unique, based upon the nature of the Company’s operations, the Company expects that the allocation of future restructuring costs will be consistent with its historical experience.

A summary of 2011 activity, excluding pension benefit plan settlement charges of $17.1 million, is shown below (in millions):

	Successor Accrual as of January 1, 2011	2011 Charges			Successor Accrual as of December 31, 2011
			Utilization
			Cash	Non-cash
Employee termination benefits	$38.4	$44.5	$(26.1)	$—	$56.8
Asset impairments	—	1.0	—	(1.0)	—
Contract termination costs	3.7	2.5	(0.5)	—	5.7
Other related costs	—	3.1	(3.1)	—	—

Total	$42.1	$51.1	$(29.7)	$(1.0)	$62.5

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

A summary of 2010 activity, excluding pension benefit plan curtailment charges of $3.0 million, is shown below (in millions):

	Successor				Successor
	Accrual as of	2010	Utilization		Accrual as of
	January 1, 2010	Charges	Cash	Non-cash	December 31, 2010
Employee termination benefits	$79.8	$51.0	$(92.4)	$—	$38.4
Asset impairments	—	3.6	—	(3.6)	—
Contract termination costs	3.3	0.4	—	—	3.7
Other related costs	—	5.9	(5.9)	—	—

Total	$83.1	$60.9	$(98.3)	$(3.6)	$42.1

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of activity for the 2009 Successor Period is shown below (in millions):

	Successor				Successor
	Accrual as of	2009	Utilization		Accrual as of
	November 8, 2009	Charges	Cash	Non-cash	December 31, 2009
Employee termination benefits	$48.2	$44.5	$(12.9)	$—	$79.8
Contract termination costs	3.3	—	—	—	3.3
Other related costs	1.0	(1.0)	—	—	—

Total	$52.5	$43.5	$(12.9)	$—	$83.1

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

A summary of activity for the 2009 Predecessor Period, excluding net pension and other postretirement benefit plan charges of $9.4 million, is shown below (in millions):

	Predecessor				Predecessor
	Accrual as of	2009	Utilization		Accrual as of
	January 1, 2009	Charges	Cash	Non-cash	November 7, 2009
Employee termination benefits	$73.1	$77.9	$(102.8)	$—	$48.2
Asset impairments	—	5.6	—	(5.6)	—
Contract termination costs	7.5	(2.8)	(1.4)	—	3.3
Other related costs	—	10.3	(14.7)	5.4	1.0

Total	$80.6	$91.0	$(118.9)	$(0.2)	$52.5

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(6) Investments in Affiliates and Other Related Party Transactions

The Company’s beneficial ownership in affiliates accounted for under the equity method is shown below:

	Successor
December 31,	2011	2010	2009
Shanghai Lear STEC Automotive Parts Co., Ltd. (China)	55%	55%	55%
Industrias Cousin Freres, S.L. (Spain)	50	50	50
Lear Dongfeng Automotive Seating Co., Ltd. (China)	50	50	50
Dong Kwang Lear Yuhan Hoesa (Korea)	50	50	50
Jiangxi Jiangling Lear Interior Systems Co., Ltd. (China)	50	50	50
Beijing BAI Lear Automotive Systems Co., Ltd. (China)	50	50	50
Beijing Lear Automotive Electronics and Electrical Products Co., Ltd. (China)	50	50	50
Changchun Lear FAW Sihuan Automotive Electrical and Electronics Co., Ltd. (China)	49	49	—
Changchun Lear FAW Sihuan Automotive Seat Systems Co., Ltd. (China)	49	—	—
Honduras Electrical Distribution Systems S. de R.L. de C.V. (Honduras)	49	49	49
Kyungshin-Lear Sales and Engineering LLC	49	49	49
Tacle Seating USA, LLC	49	49	49
Beijing Lear Dymos Automotive Systems Co., Ltd. (China)	40	40	40
Dymos Lear Automotive India Private Limited (India)	35	35	35
International Automotive Components Group North America, LLC	23	23	19
International Automotive Components Group, LLC (Europe)	—	—	30
TS Lear Automotive Sdn Bhd. (Malaysia)	—	46	46
Furukawa Lear Corporation	—	—	20
UPM S.r.L. (Italy)	—	—	39

Summarized group financial information for affiliates accounted for under the equity method as of December 31, 2011 and 2010, and for the years ended December 31, 2011, 2010 and 2009, is shown below (unaudited; in millions):

December 31,	2011	2010
Balance sheet data:
Current assets	$1,561.6	$1,284.0
Non-current assets	1,004.9	854.7
Current liabilities	1,303.9	1,087.7
Non-current liabilities	649.9	258.7

For the year ended December 31,	2011	2010	2009
Income statement data:
Net sales	$5,754.5	$4,933.7	$3,199.9
Gross profit	466.6	400.3	171.8
Income (loss) before provision for income taxes	91.5	171.9	(76.4)
Net income (loss) attributable to affiliates	56.7	146.2	(76.5)

As a result of the adoption of fresh-start accounting, investment in affiliates was re-measured at estimated fair value as of November 7, 2009 (see Note 3, “Fresh-Start Accounting”). As of December 31, 2011 and 2010, the Company’s aggregate investment in affiliates was $148.2 million and $172.9 million, respectively. In addition, the Company had receivables due from affiliates, including notes and advances, of $38.9 million and $30.6 million and payables due to affiliates of $27.2 million and $25.8 million as of December 31, 2011 and 2010, respectively.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of transactions with affiliates and other related parties is shown below (in millions):

For the year ended December 31,	2011	2010	2009
Sales to affiliates	$96.2	$81.0	$76.3
Purchases from affiliates	160.4	150.7	121.5
Purchases from other related parties (1)	2.5	2.2	2.3
Management and other fees for services provided to affiliates	13.8	11.1	7.1
Dividends received from affiliates	43.6	7.4	5.3

(1)	Represents $2.5 million, $2.2 million and $2.3 million in 2011, 2010 and 2009, respectively, paid to CB Richard Ellis for real estate brokerage services, as well as property and project management services. CB Richard Ellis employed a relative of the Company’s former Chief Executive Officer and President.

The Company’s investment in Shanghai Lear STEC Automotive Parts Co., Ltd. is accounted for under the equity method as the result of certain approval rights granted to the minority shareholders.

The Company guarantees 49% of certain of the debt of Tacle Seating USA, LLC. As of December 31, 2011, the aggregate amount of debt guaranteed was $1.4 million.

2011

In March 2011, the Company acquired an additional 44% of TS Lear Automotive Sdn Bhd., an affiliate previously accounted for under the equity method, thereby increasing its ownership interest to 90%. The acquisition was accounted for as a purchase, and the assets purchased and liabilities assumed are reflected in the consolidated balance sheet as of December 31, 2011. Also in 2011, the Company established Changchun Lear FAW Sihuan Automotive Seat Systems Co., Ltd., a joint venture with Changchun FAW Sihuan Group Corporation and Jilin Shouxin Industry Group Stock Company Limited, to manufacture and supply automotive seat assembly systems in China.

2010

In December 2010, two of the Company’s affiliates accounted for under the equity method, International Automotive Components Group North America, LLC (“IAC North America”) and International Automotive Components Group, LLC (“IAC Europe”), and a third entity, International Automotive Components Group Japan, LLC, entered into a combination agreement whereby each of the entities was combined into IAC North America as the surviving entity. After giving effect to the combination, the Company’s ownership interest in IAC North America increased to 22.88% from 18.75%, in exchange for its 30% ownership interest in IAC Europe. There was no adjustment to the carrying value of the Company’s combined investment in IAC North America and IAC Europe as of the date of the combination. The Company’s investment in IAC North America was accounted for under the equity method in prior periods due to the Company’s ability to exert significant influence over the venture.

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

In addition, the name of Hanil Lear India Private Limited was changed to Dymos Lear Automotive India Private Limited, and UPM S.r.L. was liquidated and dissolved.

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(7) Short-Term Borrowings

The Company utilizes uncommitted lines of credit as needed for its short-term working capital fluctuations. As of December 31, 2011 and 2010, the Company had lines of credit from banks totaling $6.3 million and $27.8 million, respectively, of which no amounts were outstanding and all of which were unused and available, subject to certain restrictions imposed by the Company’s senior notes and credit agreement (Note 8, “Long-Term Debt”).

(8) Long-Term Debt

A summary of long-term debt and the related weighted average interest rates is shown below (in millions):

December 31,	2011		2010
Debt Instrument	Long-Term Debt	Weighted Average Interest Rate	Long-Term Debt	Weighted Average Interest Rate
7.875% Senior Notes due 2018	$347.9	8.00%	$347.7	8.00%
8.125% Senior Notes due 2020	347.5	8.25%	347.2	8.25%

Long-term debt	$695.4		$694.9

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

Interest is payable on the Notes on March 15 and September 15 of each year. The 2018 Notes mature on March 15, 2018, and the 2020 Notes mature on March 15, 2020.

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

As of December 31, 2011, the Company was in compliance with all covenants under the indenture governing the Notes.

Revolving Credit Facility

On June 17, 2011, the Company entered into an amendment and restatement of its senior secured credit agreement (the “Amended and Restated Credit Agreement”) to, among other things, (i) extend the maturity of the Company’s existing revolving credit facility from March 18, 2013 to June 17, 2016, (ii) increase the amount available under its existing revolving credit facility from $110 million to $500 million, (iii) adjust the interest rates payable on outstanding borrowings, as described below, and (iv) modify the covenants under the existing credit agreement to provide the Company with significant flexibility with respect to certain actions. In connection with this amendment and restatement, the Company paid debt issuance costs of $4.8 million in the second quarter of 2011. The revolving credit facility permits borrowings for general corporate and working capital purposes and the issuance of letters of credit. As of December 31, 2011, there were no borrowings outstanding under the revolving credit facility.

Advances under the revolving credit facility generally bear interest at a variable rate per annum equal to (i) the Eurocurrency Rate (as defined in the Amended and Restated Credit Agreement) plus an adjustable margin of 1.375% to 3.0% based on the Company’s corporate rating (2.25% as of December 31, 2011), payable on the last day of each applicable interest period but in no event less frequently than quarterly, or (ii) the Adjusted Base Rate (as defined in the Amended and Restated Credit Agreement) plus an adjustable margin of 0.375% to 2.0% based on the Company’s corporate rating (1.25% as of December 31, 2011), payable quarterly. A facility fee is payable which ranges from 0.375% to 0.50% of the total amount committed under the revolving credit facility.

The Company’s obligations under the Amended and Restated Credit Agreement are secured on a first priority basis by a lien on substantially all of the U.S. assets of the Company and its domestic subsidiaries, as well as 100% of the stock of the Company’s domestic subsidiaries and 65% of the stock of certain of the Company’s foreign subsidiaries. In addition, obligations under the Amended and Restated Credit Agreement are guaranteed, jointly and severally, on a first priority basis, by certain domestic subsidiaries, which are directly or indirectly 100% owned by Lear. See Note 18, “Supplemental Guarantor Condensed Consolidating Financial Statements.”

The Amended and Restated Credit Agreement contains various customary representations, warranties and covenants by the Company, including, without limitation, (i) covenants regarding maximum leverage and minimum interest coverage, (ii) limitations on fundamental changes involving the Company or its subsidiaries and (iii) limitations on indebtedness, liens, investments and restricted payments. As of December 31, 2011, the Company was in compliance with all covenants under the agreement governing the Amended and Restated Credit Agreement.

First and Second Lien Credit Agreements

In connection with the Company’s emergence from Chapter 11 bankruptcy proceedings, the Company entered into a first lien credit agreement and a second lien credit agreement with certain financial institutions party thereto and JPMorgan Chase Bank,

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

N.A., as administrative agent, in the fourth quarter of 2009. Pursuant to the terms of the first lien credit agreement, on the Effective Date, the Company had access to $500 million, subject to certain adjustments as defined in the Plan. A portion of the proceeds under the first lien credit agreement was used to satisfy amounts outstanding under the Company’s debtor-in-possession credit facility. The remaining proceeds were available for other general corporate purposes. For further information regarding the debtor-in-possession credit facility, see “DIP Agreement” below. The second lien credit agreement provided for the issuance of $550 million of term loans, which debt was issued on the Effective Date in partial satisfaction of the amounts outstanding under the Company’s pre-petition primary credit facility. Prior to the term loan repayment discussed above, the Company had $375.0 million and $550.0 million of term loans outstanding under the first lien credit agreement and the second lien credit agreement, respectively.

On March 19, 2010, the Company amended the first lien credit agreement to facilitate the issuance of the Notes and the repayment of amounts outstanding under the second lien credit agreement. The amendment also provides for the repurchase of certain amounts of the Notes and for a limited amount of cash dividend payments or repurchases of the Company’s common stock, when certain terms and conditions are met. Also on March 19, 2010, the Company entered into an amendment and restatement of the first lien credit agreement to provide for a $110 million revolving credit facility (see “— Revolving Credit Facility,” above).

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

Scheduled Maturities

As of December 31, 2011, there are no scheduled maturities of long-term debt in the next five years.

(9) Income Taxes

A summary of consolidated income (loss) before provision (benefit) for income taxes and equity in net (income) loss of affiliates and the components of provision (benefit) for income taxes is shown below (in millions):

	Successor			Predecessor
	Year Ended		Two Month Period Ended December 31, 2009	Ten Month Period Ended November 7, 2009
	December 31, 2011	December 31, 2010

Consolidated income (loss) before provision (benefit) for income taxes and equity in net (income) loss of affiliates:
Domestic	$257.4	$195.8	$(98.0)	$(117.1)
Foreign	358.3	253.0	64.2	(159.4)

	$615.7	$448.8	$(33.8)	$(276.5)

Domestic provision (benefit) for income taxes:
Current provision (benefit)	$21.8	$13.6	$(0.1)	$(38.8)
Deferred provision	0.4	4.5	0.7	0.9

Total domestic provision (benefit)	22.2	18.1	0.6	(37.9)

Foreign provision (benefit) for income taxes:
Current provision (benefit)	102.8	21.9	(21.7)	35.8
Deferred provision (benefit)	(56.2)	(15.4)	(3.1)	31.3

Total foreign provision (benefit)	46.6	6.5	(24.8)	67.1

Provision (benefit) for income taxes	$68.8	$24.6	$(24.2)	$29.2

The domestic provision (benefit) includes withholding taxes related to dividends and royalties paid by the Company’s foreign subsidiaries. The domestic deferred provision includes the benefit of prior unrecognized net operating loss carryforwards of $87.8 million and $90.3 million for the years ended December 31, 2011 and 2010, respectively. The foreign deferred provision (benefit) includes the benefit of prior unrecognized net operating loss carryforwards of $14.8 million and $9.2 million for the years ended December 31, 2011 and 2010, respectively. The domestic and foreign deferred provision (benefit) does not include any benefit of prior unrecognized net operating loss carryforwards for the 2009 Successor and the 2009 Predecessor Periods.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of the differences between the provision (benefit) for income taxes calculated at the United States federal statutory income tax rate of 35% and the consolidated provision (benefit) for income taxes is shown below (in millions):

	Successor			Predecessor
	Year Ended		Two Month Period Ended December 31, 2009	Ten Month Period Ended November 7, 2009

	December 31, 2011	December 31, 2010
Consolidated income (loss) before provision (benefit) for income taxes and equity in net (income) loss of affiliates multiplied by the United States federal statutory income tax rate	$215.5	$157.1	$(11.8)	$(96.8)
Differences in income taxes on foreign earnings, losses and remittances	(37.4)	(35.4)	(5.2)	23.2
Valuation allowance adjustments	(60.8)	(56.2)	54.8	219.5
Tax credits	(30.7)	(19.1)	—	(9.0)
Tax audits and assessments	17.6	(30.8)	(27.6)	(1.2)
Increase in tax loss carryforwards (1)	(22.4)	(268.1)	—	—
Increase in valuation allowance related to tax loss carryforwards (1)	22.4	268.1	—	—
Goodwill impairment charges	—	—	—	111.6
Reorganization items and fresh-start accounting adjustments, net	—	—	—	(219.8)
Other	(35.4)	9.0	(34.4)	1.7

Provision (benefit) for income taxes	$68.8	$24.6	$(24.2)	$29.2

(1)	Represents the increase in tax loss carryforwards resulting from the final determination of the Company’s reorganization value for U.S. tax purposes, an international restructuring transaction and other matters, all of which are subject to a full valuation allowance as it is not more likely than not that the deferred tax assets will be realized.

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

For the years ended December 31, 2011 and 2010, the 2009 Successor Period and the 2009 Predecessor Period, income in foreign jurisdictions with tax holidays was $115.8 million, $164.4 million, $9.8 million and $99.8 million, respectively. Such tax holidays generally expire from 2012 through 2017.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Deferred income taxes represent temporary differences in the recognition of certain items for financial reporting and income tax purposes. A summary of the components of the net deferred income tax asset is shown below (in millions):

	Successor
December 31,	2011	2010
Deferred income tax assets:
Tax loss carryforwards	$806.9	$892.2
Tax credit carryforwards	334.8	252.6
Retirement benefit plans	145.8	88.2
Accrued liabilities	106.4	104.8
Self-insurance reserves	10.4	11.5
Current asset basis differences	32.6	24.5
Long-term asset basis differences	50.4	41.6
Deferred compensation	28.1	18.3
Recoverable customer engineering, development and tooling	(5.7)	0.6
Undistributed earnings of foreign subsidiaries	(14.8)	0.9
Derivative instruments and hedging	1.8	—
Other	0.4	1.0

	1,497.1	1,436.2
Valuation allowance	(1,397.3)	(1,407.3)

Net deferred income tax asset	$99.8	$28.9

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

The classification of the net deferred income tax asset is shown below (in millions):

	Successor
December 31,	2011	2010
Deferred income tax assets:
Current	$57.8	$57.6
Long-term	114.6	52.1
Deferred income tax liabilities:
Current	(14.3)	(22.5)
Long-term	(58.3)	(58.3)

Net deferred income tax asset	$99.8	$28.9

Deferred income taxes have not been provided on $658.8 million of certain undistributed earnings of the Company’s foreign subsidiaries as such amounts are considered to be permanently reinvested. It is not practicable to determine the unrecognized deferred tax liability on these earnings because the actual tax liability on these earnings, if any, is dependent on circumstances existing when remittance occurs.

As of December 31, 2011, the Company had tax loss carryforwards of $2.6 billion. Of the total tax loss carryforwards, $1.6 billion has no expiration date, and $1.0 billion expires from 2012 through 2031. In addition, the Company had tax credit carryforwards of $334.8 million comprised principally of U.S. foreign tax credits, research and development credits and investment tax credits that generally expire between 2012 and 2031.

As of December 31, 2011 and 2010, the Company’s gross unrecognized tax benefits were $49.4 million and $36.2 million (excluding interest and penalties), respectively, all of which, if recognized, would affect the Company’s effective tax rate. The gross unrecognized tax benefits are recorded in other long-term liabilities, with the exception of $17.8 million and $11.7 million (excluding interest and penalties) which is recorded in accrued liabilities, in the accompanying consolidated balance sheets as of December 31, 2011 and 2010, respectively.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of the changes in gross unrecognized tax benefits is shown below (in millions):

	Successor			Predecessor
	Year Ended		Two Month Period Ended December 31, 2009	Ten Month Period Ended November 7, 2009

	December 31, 2011	December 31, 2010
Balance at beginning of period	$36.2	$63.8	$93.2	$99.8
Additions based on tax positions related to current year	13.8	0.3	0.9	0.5
Additions (reductions) based on tax positions related to prior years	4.4	(1.2)	(28.8)	7.7
Settlements	—	(4.4)	—	(12.4)
Statute expirations	(2.6)	(21.7)	—	(8.0)
Foreign currency translation	(2.4)	(0.6)	(1.5)	5.6

Balance at end of period	$49.4	$36.2	$63.8	$93.2

The Company recognizes interest and penalties with respect to unrecognized tax benefits as income tax expense. As of December 31, 2011 and 2010, the Company had recorded gross reserves of $11.8 million and $10.7 million (excluding federal benefit where applicable), respectively, related to interest and penalties, of which $9.8 million and $8.7 million, respectively, if recognized, would affect the Company’s effective tax rate. During the years ended December 31, 2011 and 2010, the 2009 Successor Period and the 2009 Predecessor Period, the Company recorded net tax (benefit) expense (including federal benefit where applicable) related to changes in its reserves for interest and penalties of $1.4 million, ($12.1) million, ($4.8) million and ($3.2) million, respectively.

The Company operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subject to review by both domestic and foreign tax authorities. During the next twelve months, it is reasonably possible that, as a result of audit settlements, the conclusion of current examinations and the expiration of the statute of limitations in multiple jurisdictions, the Company may decrease the amount of its gross unrecognized tax benefits by approximately $17.8 million, all of which, if recognized, would affect the Company’s effective tax rate. The gross unrecognized tax benefits subject to potential decrease involve issues related to transfer pricing, tax credits and various other tax items in multiple jurisdictions. However, as a result of ongoing examinations, tax proceedings in certain countries, additions to the gross unrecognized tax benefits for positions taken and interest and penalties, if any, arising in 2012, it is not possible to estimate the potential net increase or decrease to the Company’s gross unrecognized tax benefits during the next twelve months.

The Company considers its significant tax jurisdictions to include Brazil, Canada, China, Germany, Hungary, Italy, Mexico, Poland, Spain and the United States. The Company or its subsidiaries remain subject to income tax examination in certain U.S. state and local jurisdictions for years after 2007; however, for any taxable year prior to 2009, such jurisdictions are generally limited to the amount of any tax claims they filed in the Bankruptcy Court by January 4, 2010. Further, the Company or its subsidiaries remain subject to income tax examination in Germany and Mexico for years after 2003, in Brazil, Hungary, Poland and Spain for years after 2005, in Italy generally for years after 2006, in China for years after 2007, in Canada for years after 2008 and in the United States for years after 2010.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Legislation

In March 2010, the Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act (the “Acts”) were signed into law. The Acts will reduce the tax deduction available to the Company to the extent of any Medicare Part D subsidy received. Although the Acts do not take effect until 2012, the Company is required to recognize the tax impact of the Acts beginning in the period in which the Acts were signed. As a result of the valuation allowance related to the Company’s net deferred tax assets in the United States, the Acts did not impact the Company’s 2011 or 2010 effective tax rate.

In August 2010, the Education Jobs & Medicaid Assistance Act (“H.R. 1586”) was signed into law. H.R. 1586 contains a number of international tax revenue raising provisions, which were generally effective January 1, 2011. These provisions generally attempt to limit a taxpayer’s ability to fully claim foreign tax credits in several situations. The implementation of H.R. 1586 did not impact the Company’s 2011 effective tax rate.

In December 2010, the Tax Relief, Unemployment Reauthorization, and Job Creation Act of 2010 (“H.R. 4853”) was enacted. In addition to the extension of the personal income tax rates and various other individual tax provisions, H.R. 4853 contains a number of business tax provisions, including the extension of certain expired provisions. H.R. 4853 extends the Research & Development Tax Credit (“R&D Credit”), which expired on December 31, 2009, retroactively for two years through December 31, 2011. The Company intends to claim the R&D Credit; however, as a result of the valuation allowance related to the Company’s net deferred tax assets in the United States, the R&D Credit did not impact the Company’s 2011 or 2010 effective tax rate. The R&D Credit is available to be carried forward for 20 years.

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

Obligations and Funded Status

A reconciliation of the change in benefit obligation and the change in plan assets for the years ended December 31, 2011 and 2010, is shown below (in millions):

	Pension – Successor				Other Postretirement – Successor
	December 31, 2011		December 31, 2010		December 31, 2011		December 31, 2010
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Change in benefit obligation:
Benefit obligation at beginning of period	$441.6	$478.7	$404.7	$412.6	$111.4	$66.7	$103.0	$53.4
Service cost	2.9	6.6	3.2	4.7	0.4	1.1	0.5	0.8
Interest cost	23.4	24.3	23.1	23.7	5.4	3.8	5.5	3.6
Amendments	—	1.1	—	—	—	—	—	—
Actuarial loss	86.2	56.7	29.9	46.6	1.2	2.9	8.0	7.2
Benefits paid	(20.2)	(29.4)	(19.3)	(27.1)	(5.4)	(1.8)	(5.6)	(1.7)
Settlements	—	(112.9)	—	—	—	—	—	—
Special termination benefits	—	—	—	—	—	0.1	—	0.1
Curtailment loss	—	—	—	3.5	—	—	—	—
Translation adjustment	—	(9.0)	—	14.7	—	(1.9)	—	3.3

Benefit obligation at end of period	$533.9	$416.1	$441.6	$478.7	$113.0	$70.9	$111.4	$66.7

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Pension – Successor				Other Postretirement – Successor
	December 31, 2011		December 31, 2010		December 31, 2011		December 31, 2010
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Change in plan assets:
Fair value of plan assets at beginning of period	$335.2	$447.4	$301.4	$384.6	$—	$—	$—	$—
Actual return on plan assets	(7.7)	(10.6)	28.6	31.5	—	—	—	—
Employer contributions	22.6	26.9	24.5	36.9	5.4	1.8	5.6	1.7
Benefits paid	(20.2)	(29.4)	(19.3)	(27.1)	(5.4)	(1.8)	(5.6)	(1.7)
Settlements	—	(112.9)	—	—	—	—	—	—
Translation adjustment	—	(7.4)	—	21.5	—	—	—	—

Fair value of plan assets at end of period	$329.9	$314.0	$335.2	$447.4	$—	$—	—	—

Funded status	$(204.0)	$(102.1)	$(106.4)	$(31.3)	$(113.0)	$(70.9)	$(111.4)	$(66.7)

	Pension – Successor				Other Postretirement – Successor
	December 31, 2011		December 31, 2010		December 31, 2011		December 31, 2010
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Amounts recognized in the consolidated balance sheet:
Other long-term assets	$—	$5.2	$—	$39.4	$—	$—	$—	$—
Accrued liabilities	(4.1)	(2.9)	(6.9)	(4.3)	(7.7)	(2.4)	(8.2)	(2.8)
Other long-term liabilities	(199.9)	(104.4)	(99.5)	(66.4)	(105.3)	(68.5)	(103.2)	(63.9)

As of December 31, 2011 and 2010, the accumulated benefit obligation for all of the Company’s pension plans was $944.4 million and $915.6 million, respectively. As of December 31, 2011 and 2010, the majority of the Company’s pension plans had accumulated benefit obligations in excess of plan assets. The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets of pension plans with accumulated benefit obligations in excess of plan assets were $916.7 million, $911.1 million and $605.3 million, respectively, as of December 31, 2011, and $647.4 million, $643.7 million and $470.3 million, respectively, as of December 31, 2010.

Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

In connection with the adoption of fresh-start accounting, amounts recorded in accumulated other comprehensive loss as of November 7, 2009, were eliminated. For further information, see Note 3, “Fresh-Start Accounting.” Pretax amounts recognized in comprehensive income (loss) for the years ended December 31, 2011 and 2010, are shown below (in millions):

	Pension – Successor				Other Postretirement – Successor
	December 31, 2011		December 31, 2010		December 31, 2011		December 31, 2010
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial losses recognized:
Reclassification adjustments	$(0.1)	$17.4	$(0.1)	$—	$0.3	$0.1	$—	$—
Actuarial loss arising during the period	(120.2)	(96.0)	(24.7)	(38.5)	(1.2)	(2.9)	(8.0)	(7.2)
Translation adjustment	—	0.9	—	0.3	—	0.2	—	—

	$(120.3)	$(77.7)	$(24.8)	$(38.2)	$(0.9)	$(2.6)	$(8.0)	$(7.2)

Pretax amounts recorded in accumulated other comprehensive loss not yet recognized in net periodic benefit cost as of December 31, 2011 and 2010, are shown below (in millions):

	Pension – Successor				Other Postretirement – Successor
	December 31, 2011		December 31, 2010		December 31, 2011		December 31, 2010
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Net unrecognized actuarial loss	$(138.4)	$(109.9)	$(18.0)	$(32.3)	$(9.0)	$(9.5)	$(8.1)	$(6.7)

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Pretax amounts recorded in accumulated other comprehensive loss as of December 31, 2011, that are expected to be recognized as components of net periodic benefit cost in the year ending December 31, 2012, are shown below (in millions):

	Pension		Other Postretirement
	U.S.	Foreign	U.S.	Foreign
Net unrecognized actuarial loss	$(3.9)	$(5.7)	$(0.3)	$(0.3)

Net Periodic Benefit Cost

The components of the Company’s net periodic pension benefit cost are shown below (in millions):

	Successor						Predecessor
	Year Ended				Two Month Period Ended December 31, 2009		Ten Month Period Ended November 7, 2009
Pension	December 31, 2011		December 31, 2010
	U.S.	Foreign	U.S	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$2.9	$6.6	$3.2	$4.7	$0.4	$0.9	$3.0	$4.9
Interest cost	23.4	24.3	23.1	23.7	3.2	3.6	20.0	19.3
Expected return on plan assets	(26.2)	(30.3)	(23.5)	(27.4)	(3.2)	(4.0)	(17.5)	(17.6)
Amortization of actuarial loss	—	0.3	—	—	—	—	4.1	0.8
Amortization of prior service cost	—	—	—	—	—	—	2.0	2.7
Settlement (gain) loss	(0.1)	17.1	(0.1)	—	—	—	0.5	2.7
Special termination benefits	—	—	—	—	—	—	—	0.7
Curtailment loss, net	—	—	—	3.5	—	—	1.2	7.3

Net periodic benefit cost	$—	$18.0	$2.7	$4.5	$0.4	$0.5	$13.3	$20.8

The components of the Company’s net periodic other postretirement benefit cost are shown below (in millions):

	Successor						Predecessor
	Year Ended				Two Month Period Ended December 31, 2009		Ten Month Period Ended November 7, 2009
Other Postretirement	December 31, 2011		December 31, 2010
	U.S.	Foreign	U.S	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$0.4	$1.1	$0.5	$0.8	$0.1	$0.1	$0.7	$1.5
Interest cost	5.4	3.8	5.5	3.6	0.7	0.5	4.4	5.2
Amortization of actuarial (gain) loss	0.3	0.1	—	—	—	—	0.8	(0.6)
Amortization of transition obligation	—	—	—	—	—	—	—	0.5
Amortization of prior service cost	—	—	—	—	—	—	(6.2)	—
Special termination benefits	—	0.1	—	0.1	—	—	—	0.3
Curtailment gain, net	—	—	—	—	—	—	—	(1.1)

Net periodic benefit cost	$6.1	$5.1	$6.0	$4.5	$0.8	$0.6	$(0.3)	$5.8

For the years ended December 31, 2011 and 2010, and the 2009 Predecessor Period, the Company recognized net pension and other postretirement benefit curtailment and other losses of $17.1 million, $3.0 million and $9.4 million, respectively, related to its restructuring actions.

Assumptions

The weighted average actuarial assumptions used in determining the benefit obligations are shown below:

	Pension		Other Postretirement
December 31,	2011	2010	2011	2010
Discount rate:
Domestic plans	4.5%	5.5%	4.0%	5.0%
Foreign plans	4.6%	5.2%	4.5%	5.6%
Rate of compensation increase:
Foreign plans	3.6%	3.6%	N/A	N/A

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The weighted average actuarial assumptions used in determining the net periodic benefit cost are shown below:

	Successor			Predecessor
	Year Ended		Two Month Period Ended December 31, 2009	Ten Month Period Ended November 7, 2009
	December 31, 2011	December 31, 2010
Pension
Discount rate:
Domestic plans	5.5%	6.0%	5.5%	5.7%
Foreign plans	5.2%	5.9%	5.8%	6.2%
Expected return on plan assets:
Domestic plans	8.0%	8.0%	8.3%	8.3%
Foreign plans	6.9%	6.9%	6.9%	6.9%
Rate of compensation increase:
Foreign plans	3.6%	3.7%	3.7%	3.2%
Other postretirement
Discount rate:
Domestic plans	5.0%	5.5%	5.5%	5.8%
Foreign plans	5.6%	6.6%	6.5%	7.5%

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

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. A 1% increase in the assumed rate of healthcare cost increases each year would increase the postretirement benefit obligation by $24.8 million as of December 31, 2011, and increase the net periodic postretirement benefit cost by $1.7 million for the year then ended. A 1% decrease in the assumed rate of healthcare cost increases each year would decrease the postretirement benefit obligation by $20.5 million as of December 31, 2011, and decrease the net periodic postretirement benefit cost by $1.4 million for the year then ended.

For the measurement of postretirement benefit obligation as of December 31, 2011, domestic healthcare costs were assumed to increase 8% in 2012, grading down over time to 5% in nine years. Foreign healthcare costs were assumed to increase 6% in 2012, grading down over time to 5% in 20 years on a weighted average basis.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Plan Assets

With the exception of alternative investments, plan assets are valued at fair value using a market approach and observable inputs, such as quoted market prices in active markets (Level 1 and Level 2 inputs based on the GAAP fair value hierarchy). Alternative investments are valued at fair value based on net asset per share or unit provided for each investment fund. Net asset value per share or unit is considered an unobservable input (Level 3 input based on the GAAP fair value hierarchy). As of December 31, 2011 and 2010, the Company’s plan assets include alternative investments of $74.2 million and $63.6 million, respectively. Changes in the fair value of these plan assets for the years ended December 31, 2011 and 2010, are shown below (in millions):

	Successor
	December 31, 2011		December 31, 2010
	U.S.	Foreign	U.S.	Foreign
Fair value of investments in hedge fund assets at beginning of year	$30.3	$33.3	$28.1	$30.0
Unrealized gains (losses)	(2.1)	(1.4)	2.1	0.6
Realized gains (losses)	—	—	0.1	(0.1)
Purchases	18.3	—	3.4	6.8
Sales	(3.0)	(0.3)	(3.0)	(5.6)
Foreign exchange and other	—	(0.9)	(0.4)	1.6

Fair value of investments in hedge fund assets at end of year	$43.5	$30.7	$30.3	$33.3

For further information on the GAAP fair value hierarchy, see Note 15, “Financial Instruments.”

The Company’s pension plan assets by asset category are shown below (in millions). Pension plan assets for the foreign plans relate to the Company’s pension plans in Canada and the United Kingdom.

	Successor
December 31,	2011	2010
Equity securities:
Domestic plans	$196.1	$196.2
Foreign plans	157.7	240.7
Debt securities:
Domestic plans	82.6	101.7
Foreign plans	113.8	154.5
Alternative investments:
Domestic plans	43.5	30.3
Foreign plans	30.7	33.3
Cash and other:
Domestic plans	7.7	6.9
Foreign plans	11.8	18.9

The Company’s investment policies incorporate an asset allocation strategy that emphasizes the long-term growth of capital. The Company believes that this strategy is consistent with the long-term nature of plan liabilities and ultimate cash needs of the plans. For the domestic portfolio, the Company targets an equity allocation of 50%—75% of plan assets, a fixed income allocation of 15%—40%, an alternative investment allocation of 0%—30% and a cash allocation of 0%—10%. For the foreign portfolio, the Company targets an equity allocation of 45%—65% of plan assets, a fixed income allocation of 30%—40%, an alternative investment allocation of 0%—20% and a cash allocation of 0%—10%. Differences in the target allocations of the domestic and foreign portfolios are reflective of differences in the underlying plan liabilities. Diversification within the investment portfolios is pursued by asset class and investment management style. The investment portfolios are reviewed on a quarterly basis to maintain the desired asset allocations, given the market performance of the asset classes and investment management styles.

The Company utilizes investment management firms to manage these assets in accordance with the Company’s investment policies. Excluding alternative investments, retained investment managers are provided investment guidelines that indicate prohibited assets, which include commodities contracts, futures contracts, options, venture capital, real estate, interest-only or principal-only strips and investments in the Company’s own debt or equity. Derivative instruments are also prohibited without the specific approval of the Company. Investment managers are limited in the maximum size of individual security holdings and the maximum exposure to any one industry relative to the total portfolio. Fixed income managers are provided further investment guidelines that indicate minimum credit ratings for debt securities and limitations on weighted average maturity and portfolio duration.

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

Contributions

The Company expects contributions to its domestic and foreign pension plans to be approximately $35 to $40 million in 2012. The Company may elect to make contributions in excess of minimum funding requirements in response to investment performance or changes in interest rates or when the Company believes that it is financially advantageous to do so and based on its other cash requirements. The Company’s minimum funding requirements after 2012 will depend on several factors, including investment performance and interest rates. The Company’s minimum funding requirements may also be affected by changes in applicable legal requirements.

Benefit Payments

As of December 31, 2011, the Company’s estimate of expected benefit payments, excluding expected settlements relating to its restructuring actions, in each of the five succeeding years and in the aggregate for the five years thereafter are shown below (in millions):

	Pension		Other Postretirement
Year	U.S.	Foreign	U.S.	Foreign
2012	$18.5	$18.0	$7.7	$2.4
2013	15.8	17.4	7.9	2.4
2014	17.4	17.4	8.0	2.4
2015	18.5	17.7	8.2	2.5
2016	19.9	17.9	8.3	2.6
Five years thereafter	117.6	103.3	41.1	15.9

Multi-Employer Pension Plans

The Company currently participates in one multi-employer pension plan, the U.A.W. Labor-Management Group Pension Plan, for certain of its employees. Contributions to this plan are based on three collective bargaining agreements. Two of the agreements expire on June 30, 2012, and one expires on December 31, 2014. Detailed information related to this plan is shown below:

	Pension Protection Act Zone Status			Contributions to Multiemployer Pension Plan
				Successor			Predecessor
Employer Identification Number	December 31, 2011 Certification (1)	December 31, 2010 Certification	FIP/RP Pending or Implemented	Year Ended December 31, 2011 (2)	Year Ended December 31, 2010	Two Month Period Ended 2009	Ten Month Period Ended 2009
516099782-001	Unavailable	Green	No	$0.5	$0.9	$0.1	$0.7

(1)	As of January 1, 2011, the date of the most recent plan financial statements provided, total plan assets exceeded the plan accumulated benefit obligation.
(2)	There were no surcharges imposed on the Company in 2011.

Defined Contribution Plan

The Company also sponsors defined contribution plans and participates in government-sponsored programs in certain foreign countries. Contributions are determined as a percentage of each covered employee’s salary. For the years ended December 31, 2011 and 2010, the 2009 Successor Period and the 2009 Predecessor Period, the aggregate cost of the defined contribution pension plans was $7.4 million, $7.5 million, $0.5 million and $4.6 million, respectively.

The Company also has a defined contribution retirement program for its salaried employees. Contributions to this program are determined as a percentage of each covered employee’s eligible compensation. For the years ended December 31, 2011 and 2010, the 2009 Successor Period and the 2009 Predecessor Period, the Company recorded expense of $14.8 million, $16.0 million, $1.8 million and $10.3 million, respectively, related to this program.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Legislation

The Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act are described in Note 9, “Income Taxes.” The Acts contain provisions which impact the Company’s accounting for retiree medical benefits. The impact of these provisions was not significant and has been included in the determination of the Company’s other postretirement benefit plan obligations and equity. The Company will continue to assess the provisions of the Acts and may consider plan amendments to respond to the provisions of the Acts.

(11) Capital Stock and Equity

Common Stock

The Company is authorized to issue up to 300,000,000 shares of Common Stock. The Company’s Common Stock is listed on the New York Stock Exchange under the symbol “LEA” and has the following rights and privileges:

•

Voting Rights – All shares of the Company’s common stock have identical rights and privileges. With limited exceptions, holders of common stock are entitled to one vote for each outstanding share of common stock held of record by each stockholder on all matters properly submitted for the vote of the Company’s stockholders.

•

Dividend Rights – Subject to applicable law, any contractual restrictions and the rights of the holders of outstanding preferred stock, if any, holders of common stock are entitled to receive ratably such dividends and other distributions that the Company’s board of directors, in its discretion, declares from time to time.

•

Liquidation Rights – Upon the dissolution, liquidation or winding up of the Company, subject to the rights of the holders of outstanding preferred stock, if any, holders of common stock are entitled to receive ratably the assets of the Company available for distribution to the Company’s stockholders in proportion to the number of shares of common stock held by each stockholder.

•	Conversion, Redemption and Preemptive Rights – Holders of common stock have no conversion, redemption, sinking fund, preemptive, subscription or similar rights.

•

Registration Rights – On the Effective Date, the Company entered into a Registration Rights Agreement with certain holders of common stock, that, subject to certain limitations contained therein, grants to such holders rights (i) to demand that the Company register, under the Securities Act, common stock held by such holders and issued on the Effective Date or thereafter acquired by such holders and (ii) to participate in the Company’s registrations of common stock. The Registration Rights Agreement will terminate on the third anniversary of the Effective Date.

Stock Split

On February 16, 2011, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock. On March 17, 2011, as a result of the stock split, stockholders of record as of the close of business on March 4, 2011, received one additional share of common stock for every one share of common stock held by the stockholders of record. The Company recorded a transfer from additional paid-in-capital to common stock of $0.5 million, representing $0.01 par value of each share of common stock issued as a result of the stock split. Except as otherwise expressly stated, all issued common stock shares and per share amounts presented in the accompanying consolidated financial statements have been retroactively adjusted to reflect the stock split for all periods presented.

Common Stock Share Repurchase Program

On February 16, 2011, the Company’s Board of Directors authorized a three year, $400 million common stock share repurchase program, which expires on February 16, 2014. Under this program, the Company may repurchase shares of its outstanding common stock from time to time in open market or privately negotiated transactions at prices, times and amounts to be determined by the Company. On January 11, 2012, the Company’s Board of Directors authorized a $300 million increase to the existing common stock share repurchase program, bringing the total value of shares of outstanding common stock that may be repurchased under the program to $700 million. All other terms of the program, including the expiration date, remain unchanged. In 2011, the Company repurchased 6,182,429 shares of its outstanding common stock at an average purchase price of $45.15 per share, excluding commissions, for an aggregate purchase price of $279.1 million, and may repurchase an additional $420.9 million in shares of its outstanding common stock under the program. Shares and price per share have been retroactively adjusted to reflect the two-for-one stock split described above. The extent to which the Company will repurchase its outstanding common stock and the timing of such repurchases will depend upon its financial condition, prevailing market

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

conditions, alternative uses of capital and other factors. In addition, the Company’s amended and restated credit facility and indentures governing its senior notes place certain limitations on the repurchase of common shares. See Note 8, “Long-Term Debt.”

In addition to shares repurchased under the Company’s common stock share repurchase program described above, the Company classified shares withheld from the settlement of the Company’s restricted stock unit awards to cover minimum tax withholding requirements as common stock held in treasury in the accompanying consolidated balance sheets as of December 31, 2011 and 2010.

Quarterly Dividend

The Company’s Board of Directors declared quarterly cash dividends of $0.125 per share of common stock in each of the quarters of 2011. Declared dividends totaled $52.9 million, in aggregate, of which $51.1 million was paid in 2011. Dividends payable on common shares to be distributed under the Company’s stock-based compensation program and common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings will be paid when such common shares are distributed.

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock, in one or more series, and to fix the designations, terms and relative rights and preferences, including the dividend rate, voting rights, conversion rights, redemption and sinking fund provisions and liquidation preferences of each of these series. On November 9, 2009, in connection with the Plan, the Company issued 10,896,250 shares of Series A Preferred Stock, par value $0.01 per share to certain holders. On November 10, 2010, each issued and outstanding share of Series A Preferred Stock converted on a two-for-one basis into 2,941,576 (1) shares of newly issued common stock. Prior to this conversion, shares of Series A Preferred Stock were converted into 16,821,030 (1) and 2,029,894 (1) shares of newly issued common stock in 2010 and the 2009 Successor Period, respectively. As of December 31, 2011 and 2010, the Company did not have any shares of Series A Preferred Stock outstanding.

(1)	Share data has been retroactively adjusted to reflect the two-for-one stock split described above.

Warrants

On November 9, 2009, in connection with the Plan, the Company issued 8,157,249 Warrants. As of December 31, 2011 and 2010, there were 396,102 and 942,333 Warrants outstanding, respectively, exercisable into 792,204 and 1,884,666 shares of common stock (after giving effect to the two-for-one stock split described above). In accordance with GAAP, the Company accounts for the Warrants as equity instruments. The Company estimated the initial fair value of the Warrants issued to be $305.9 million using a Monte Carlo simulation pricing model with the following assumptions (after giving effect to the two-for-one stock split described above): exercise price of $0.005; implied stock price of $19.36; expected volatility of 60.0%; expected dividend rate of 0.0%; risk free interest rate of 2.3%; expiration date of five years and aggregate reorganization value of Successor Common Stock and Warrants of $1,636.2 million. The following is a description of the Warrants:

•

Exercise – Each Warrant entitles its holder to purchase two shares of common stock at an exercise price of $0.005 per share of common stock (adjusted for the two-for-one stock split described above) (the “Exercise Price”), subject to adjustment. All Warrants are exercisable until November 9, 2014 (warrant expiration date).

•

No Rights as Stockholders – Prior to the exercise of the Warrants, no holder of Warrants (solely in its capacity as a holder of Warrants) is entitled to any rights as a stockholder of the Company, including, without limitation, the right to vote, receive notice of any meeting of stockholders or receive dividends, allotments or other distributions.

•

Adjustments – The number of shares of common stock for which a Warrant is exercisable, the Exercise Price and the Trigger Price (as defined in the warrant agreement) will be subject to adjustment from time to time upon the occurrence of certain events, including an increase in the number of outstanding shares of common stock by means of a dividend consisting of shares of common stock, a subdivision of the Company’s outstanding shares of common stock into a larger number of shares of common stock or a combination of the Company’s outstanding shares of common stock into a smaller number of shares of common stock. In addition, upon the occurrence of certain events constituting a reorganization, recapitalization, reclassification, consolidation, merger or similar event, each holder of a Warrant will have the right to receive, upon exercise of a Warrant (if then exercisable), an amount of securities, cash or other property receivable by a holder of the number of shares of common stock for which a Warrant is exercisable immediately prior to such event.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Noncontrolling Interests

Noncontrolling interests increased in 2011 due to the acquisition of a controlling interest in an affiliate previously accounted for under the equity method and increased in 2010 due to the sale of noncontrolling interests in two previously wholly owned subsidiaries.

(12) Stock-Based Compensation

Successor

As contemplated by the Plan, the Company adopted the Lear Corporation 2009 Long-Term Stock Incentive Plan as of November 9, 2009 (as amended, the “2009 LTSIP”). The 2009 LTSIP reserves 11,815,748 shares of common stock (after giving effect to the two-for-one stock split described in Note 11, “Capital Stock and Equity”) for issuance under stock option, restricted stock, restricted stock unit, restricted unit, performance share, performance unit and stock appreciation right awards.

Under the 2009 LTSIP, the Company has granted restricted stock units and performance shares to certain of its employees. Certain of the restricted stock unit awards vest in equal monthly installments over 36 months beginning one month following the grant date, certain of the restricted stock unit awards vest in equal annual installments over three years beginning one year following the grant date and the remainder of the restricted stock unit awards vest in three years following the grant date. The performance shares vest in three years following the grant date. In the years ended December 31, 2011 and 2010, and the 2009 Successor Period, the Company recognized compensation expense related to the restricted stock unit and performance share awards of $33.6 million, $21.8 million and $8.0 million, respectively. Unrecognized compensation expense related to the restricted stock unit and performance share awards of $29.7 million will be recognized over the next 1.4 years on a weighted average basis. In accordance with the provisions of the restricted stock unit and performance share awards, the Company withholds shares from the settlement of such awards to cover minimum statutory tax withholding requirements. The withheld shares are classified as common stock held in treasury in the accompanying consolidated balance sheets as of December 31, 2011 and 2010. A summary of restricted stock unit and performance share transactions during the years ended December 31, 2011 and 2010, and the 2009 Successor Period is shown below:

	Restricted Stock Units (1)		Performance Shares
		Weighted Average Grant Date Fair Value (2)		Weighted Average Grant Date Fair Value (2)
Outstanding as of November 9, 2009	2,687,976	$19.50	—
Granted	—		—
Distributed (vested)	(114,438)		—

Outstanding as of December 31, 2009	2,573,538		—
Granted	206,736	$35.15	—
Distributed (vested)	(896,696)		—
Cancelled	(28,650)		—

Outstanding as of December 31, 2010	1,854,928		—
Granted	181,836	$54.88	529,880	$55.15
Distributed (vested)	(875,902)		—
Cancelled	(22,446)		(32,282)

Outstanding as of December 31, 2011	1,138,416		497,598

(1)	Share data and weighted average grant date fair values for the year ended December 31, 2010, and the 2009 Successor Period have been retroactively adjusted to reflect the two-for-one stock split described in Note 11, “Capital Stock and Equity.”
(2)	For the years ended December 31, 2011 and 2010, the grant date fair values of restricted stock units and performance shares are based on the share price on the grant date. For the 2009 Successor Period, the restricted stock units were valued based on the reorganization value of the Successor Common Stock (see Note 3, “Fresh-Start Accounting”).

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Predecessor

The Company had issued stock options under the 1996 Stock Option Plan and stock options, performance shares, restricted stock units and stock appreciation rights under the Long-Term Stock Incentive Plan. Upon emergence from Chapter 11 bankruptcy proceedings, all previously issued common stock and common stock equivalents were extinguished under the Plan.

A summary of stock option, performance share, restricted stock unit and stock appreciation right transactions during the 2009 Predecessor Period is shown below:

	Stock Options		Performance Shares (1)	Restricted Stock Units	Stock Appreciation Rights (2)
		(Price Range)
Outstanding as of January 1, 2009	1,268,180	$22.12 - $55.33	168,696	1,040,740	2,432,745
Distributed or exercised	—	N/A	(75,755)	(103,933)	—
Expired or cancelled	(1,268,180)	$22.12 - $55.33	(92,941)	(936,807)	(2,432,745)

Outstanding as of November 7, 2009	—	N/A	—	—	—

(1)	Performance shares reflected as “outstanding” were notional shares granted at the beginning of a three-year performance period whose eventual payout was subject to satisfaction of performance criteria. Performance shares reflected as “distributed” were those performance shares that were paid out in shares of common stock upon satisfaction of the performance criteria at the end of the three-year performance period.
(2)	Excludes cash-settled stock appreciation rights.

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

(13) Commitments and Contingencies

Legal and Other Contingencies

As of December 31, 2011 and 2010, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $17.0 million and $23.4 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.

On October 5, 2011, a plaintiff filed a putative class action complaint in the United States District Court for the Eastern District of Michigan against the Company and several other global suppliers of automotive wire harnesses alleging violations of federal and state antitrust and related laws. Since that time, a number of other plaintiffs have filed substantially similar class action complaints against the Company and these and other suppliers and individuals in a number of different federal district courts, and it is possible that additional similar lawsuits may be filed in the future. Plaintiffs purport to be direct and indirect purchasers of automotive wire harnesses supplied by the Company and/or the other defendants during the relevant period. The complaints allege that the defendants conspired to fix prices at which automotive wire harnesses were sold and that this had an anticompetitive effect upon interstate commerce in the United States. The complaints further allege that defendants fraudulently concealed their alleged conspiracy. The plaintiffs in these proceedings seek injunctive relief and recovery of an unspecified amount of damages, as well as costs and expenses relating to the proceedings, including attorneys’ fees. Several plaintiffs filed motions with the Judicial Panel on Multidistrict Litigation ( the “JPML”) requesting that these various civil complaints be consolidated into one proceeding before a single U.S. District Court. The motions were heard by the JPML on January 26, 2012, and on February 7, 2012, the JPML entered an order consolidating the complaints into one proceeding in the United States District Court for the Eastern District of Michigan. On November 17, 2011, the Company filed a motion with the United States Bankruptcy Court for the Southern District of New York seeking entry of an order enforcing the Company’s 2009 Plan of Reorganization and directing dismissal of the pending class action complaints. The bankruptcy court heard oral argument on the motion and, on February 10, 2012, ruled that claims against the Company alleging violation of antitrust law are enjoined to the extent that they arose prior to the Company’s emergence from Chapter 11 bankruptcy proceedings on November 9, 2009. The bankruptcy court further held that the District Court was the appropriate forum to address antitrust claims arising after the Company’s emergence from Chapter 11 bankruptcy proceedings. The ultimate outcome of this litigation, and consequently, an estimate of the possible loss, if any, related to this litigation, cannot reasonably be determined at this time. However, the Company believes the plaintiffs’ allegations against it are without merit and intends to vigorously defend itself in these proceedings.

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

A summary of the changes in reserves for product liability and warranty claims for each of the periods in the two years ended December 31, 2011, is shown below (in millions):

Balance as of January 1, 2010 – Successor	$26.5
Expense, net, including changes in estimates	32.1
Settlements	(11.9)
Foreign currency translation and other	(3.1)

Balance as of December 31, 2010 – Successor	43.6
Expense, net, including changes in estimates	(2.2)
Settlements	(18.7)
Foreign currency translation and other	0.7

Balance as of December 31, 2011 – Successor	$23.4

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

As of December 31, 2011 and 2010, the Company had recorded environmental reserves of $2.8 million and $2.7 million, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.

Other Matters

The Company is involved from time to time in various other legal proceedings and claims, including, without limitation, commercial and contractual disputes, intellectual property matters, personal injury claims, tax claims and employment matters. Although the outcome of any legal matter cannot be predicted with certainty, the Company does not believe that any of these other legal proceedings or claims in which the Company is currently involved, either individually or in the aggregate, will have a material adverse impact on its business, financial condition, results of operations or cash flows. However, no assurances can be given in this regard.

Although the Company records reserves for legal disputes, product liability and warranty claims and environmental and other matters in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain. Actual results may differ significantly from current estimates.

Employees

Approximately 59% of the Company’s employees are members of industrial trade unions and are employed under the terms of collective bargaining agreements. Collective bargaining agreements covering approximately 81% of the Company’s unionized workforce of approximately 58,000 employees, including 40% of the Company’s unionized workforce in the United States and Canada, are scheduled to expire in 2012. Management does not anticipate any significant difficulties with respect to the agreements as they are renewed.

Lease Commitments

A summary of lease commitments as of December 31, 2011, under non-cancelable operating leases with terms exceeding one year is shown below (in millions):

2012	$78.3
2013	59.8
2014	47.4
2015	32.9
2016	27.4
2017 and thereafter	30.8

Total	$276.6

The Company’s operating leases cover principally buildings and transportation equipment. Rent expense was $99.2 million, $80.2 million, $12.7 million and $78.2 million for the years ended December 31, 2011 and 2010, the 2009 Successor Period and the 2009 Predecessor Period, respectively.

(14) Segment Reporting

A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Successor – Year Ended December 31, 2011
	Seating	EPMS	Other	Consolidated
Revenues from external customers	$10,943.0	$3,213.5	$—	$14,156.5
Segment earnings (1)	703.7	185.1	(209.2)	679.6
Depreciation and amortization	146.5	92.3	7.5	246.3
Capital expenditures	184.0	139.4	6.1	329.5
Total assets	3,697.9	1,255.0	2,058.0	7,010.9

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Successor – Year Ended December 31, 2010
	Seating	EPMS	Other	Consolidated
Revenues from external customers	$9,395.3	$2,559.3	$—	$11,954.6
Segment earnings (1)	655.0	100.5	(217.1)	538.4
Depreciation and amortization	145.7	83.9	6.3	235.9
Capital expenditures	114.2	71.1	8.0	193.3
Total assets	3,491.1	1,052.2	2,077.8	6,621.1

	Successor –Two Month Period Ended December 31, 2009
	Seating	EPMS	Other	Consolidated
Revenues from external customers	$1,251.1	$329.8	$—	$1,580.9
Segment earnings (1)	52.4	(24.5)	(30.8)	(2.9)
Depreciation and amortization	24.9	14.0	0.9	39.8
Capital expenditures	19.0	16.9	5.4	41.3
Total assets	3,182.9	966.5	1,923.9	6,073.3

	Predecessor –Ten Month Period Ended November 7, 2009
	Seating	EPMS	Other	Consolidated
Revenues from external customers	$6,561.8	$1,596.9	$—	$8,158.7
Segment earnings (1)	184.9	(131.3)	(147.0)	(93.4)
Depreciation and amortization	131.6	80.2	12.1	223.9
Capital expenditures	46.5	27.9	3.1	77.5

(1)	See definition in Note 4, “Summary of Significant Accounting Policies — Segment Reporting.”

For the year ended December 31, 2011, segment earnings include restructuring charges of $66.4 million and $2.4 million in the seating and EPMS segments, respectively (Note 5, “Restructuring”).

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A reconciliation of segment earnings to consolidated income (loss) before provision (benefit) for income taxes and equity in net (income) loss of affiliates is shown below (in millions):

	Successor			Predecessor
	Year Ended		Two Month Period Ended December 31, 2009	Ten Month Period Ended November 7, 2009
	December 31, 2011	December 31, 2010
Segment earnings	$888.8	$755.5	$27.9	$53.6
Corporate and regional headquarters and elimination of intercompany activity (“Other”)	(209.2)	(217.1)	(30.8)	(147.0)

Consolidated income (loss) before goodwill impairment charges, interest, other (income) expense, reorganization items and fresh-start accounting adjustments, provision (benefit) for income taxes and equity in net (income) loss of affiliates	679.6	538.4	(2.9)	(93.4)
Goodwill impairment charges	—	—	—	319.0
Interest expense	39.7	55.4	11.1	151.4
Other (income) expense, net	24.2	34.2	19.8	(16.6)
Reorganization items and fresh-start accounting adjustments, net	—	—	—	(270.7)

Consolidated income (loss) before provision (benefit) for income taxes and equity in net (income) loss of affiliates	$615.7	$448.8	$(33.8)	$(276.5)

Revenues from external customers and tangible long-lived assets for each of the geographic areas in which the Company operates is shown below (in millions):

	Successor			Predecessor
	Year Ended		Two Month Period Ended December 31, 2009	Ten Month Period Ended November 7, 2009
	December 31, 2011	December 31, 2010
Revenues from external customers:
United States	$2,542.2	$2,137.1	$242.7	$1,352.5
Germany	2,522.5	2,110.5	283.9	1,653.6
Mexico	1,659.0	1,435.0	192.4	838.1
China	1,363.0	1,144.9	175.9	727.6
Other countries	6,069.8	5,127.1	686.0	3,586.9

Total	$14,156.5	$11,954.6	$1,580.9	$8,158.7

	Successor
December 31,	2011	2010
Tangible long-lived assets:
United States	$152.5	$165.8
Germany	123.8	134.9
Mexico	180.8	162.6
China	86.4	59.8
Other countries	528.5	471.6

Total	$1,072.0	$994.7

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following is a summary of the percentage of revenues from major customers:

For the year ended December 31,	2011	2010	2009
Ford	19.4%	18.2%	19.0%
General Motors	18.8	20.9	19.8
BMW	11.6	10.9	12.3

In addition, a portion of the Company’s remaining revenues are from the above automotive manufacturing companies through various other automotive suppliers.

(15) Financial Instruments

The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to the quoted market prices of these securities. As of December 31, 2011, the aggregate carrying value of the Company’s Notes was $695.4 million, as compared to an estimated aggregate fair value of $764.6 million. As of December 31, 2010, the aggregate carrying value of the Company’s Notes was $694.9 million, as compared to an estimated aggregate fair value of $755.6 million.

Derivative Instruments and Hedging Activities

Foreign exchange — The Company uses forwards, swaps and other derivative contracts to reduce the effects of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce exposure to fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, various European currencies and the Chinese renminbi. As of December 31, 2011 and 2010, contracts designated as cash flow hedges with $585.7 million and $174.7 million, respectively, of notional amount were outstanding with maturities of less than 17 months. As of December 31, 2011 and 2010, the fair value of these contracts was approximately ($39.1) million and ($1.3) million, respectively. As of December 31, 2011 and 2010, other foreign currency derivative contracts that did not qualify for hedge accounting with $148.4 million and $140.6 million, respectively, of notional amount were outstanding. These foreign currency derivative contracts consist principally of cash transactions of up to 16 months, hedges of intercompany loans and hedges of certain other balance sheet exposures. As of December 31, 2011 and 2010, the fair value of these contracts was approximately ($5.4) million and $0.4 million, respectively.

The fair value of outstanding foreign currency derivative contracts and the related classification in the accompanying consolidated balance sheets are shown below (in millions):

	Successor
December 31,	2011	2010
Contracts qualifying for hedge accounting:
Other current assets	$0.2	$0.2
Other current liabilities	(38.1)	(1.5)
Other long-term liabilities	(1.2)	—

	(39.1)	(1.3)

Contracts not qualifying for hedge accounting:
Other current assets	—	0.7
Other current liabilities	(5.4)	(0.3)

	(5.4)	0.4

	$(44.5)	$(0.9)

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Pretax amounts related to foreign currency derivative contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Successor		Predecessor
	Year Ended		Ten Month Period Ended
	December 31, 2011	December 31, 2010	November 7, 2009
Contracts qualifying for hedge accounting:
Gains (losses) recognized in accumulated other comprehensive loss	$(50.4)	$9.5	$(13.9)
(Gains) losses reclassified from accumulated other comprehensive loss	12.6	(10.8)	57.8

Comprehensive income (loss)	$(37.8)	$(1.3)	$43.9

For the years ended December 31, 2011 and 2010, and the 2009 Predecessor Period, net sales includes losses of $1.7 million, $1.4 million and $1.7 million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts. For the years ended December 31, 2011 and 2010, and the 2009 Predecessor Period, cost of sales includes gains (losses) of ($10.9) million, $12.2 million and ($55.9) million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts.

Interest rate — Historically, the Company used interest rate swap and other derivative contracts to manage its exposure to fluctuations in interest rates. As of December 31, 2011 and 2010, there were no interest rate contracts outstanding. The Company will continue to evaluate, and may use, derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage its exposures to fluctuations in interest rates in the future.

Pretax amounts related to interest rate contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

Predecessor
Ten Month Period Ended November 7, 2009
Contracts qualifying for hedge accounting:
Losses recognized in accumulated other comprehensive loss	$(14.2)
Losses reclassified from accumulated other comprehensive loss	11.9

Comprehensive loss	$(2.3)

Commodity prices — The Company uses derivative instruments to reduce its exposure to fluctuations in certain commodity prices. These derivative instruments are utilized to hedge forecasted inventory purchases and to the extent that they qualify and meet hedge accounting criteria, they are accounted for as cash flow hedges. Commodity swap contracts that are not designated as cash flow hedges are marked to market with changes in fair value recognized immediately in the consolidated statements of operations (Note 4, “Summary of Significant Accounting Policies”). As of December 31, 2011, commodity swap contracts with $3.4 million of notional amount were outstanding with maturities of less than twelve months. As of December 31, 2011, the fair market value of these contracts was ($0.3) million. As of December 31, 2010, there were no commodity swap contracts outstanding.

The fair value of outstanding commodity swap contracts and the related classification in the accompanying consolidated balance sheet are shown below (in millions):

Successor
December 31, 2011
Contracts qualifying for hedge accounting:
Other current liabilities	$(0.3)

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Pretax amounts related to commodity swap contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Successor	Predecessor
	Year Ended December 31, 2011	Ten Month Period Ended November 7, 2009
Contracts qualifying for hedge accounting:
Gains (losses) recognized in accumulated other comprehensive loss	$(0.5)	$1.8
Losses reclassified from accumulated other comprehensive loss	0.2	4.2

Comprehensive income (loss)	$(0.3)	$6.0

As of December 31, 2011 and 2010, pretax net losses of approximately $39.4 million and $1.3 million, respectively, related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. During the year ended December 31, 2011, the Company reclassified net losses of approximately $12.8 million related to its hedging activities from accumulated other comprehensive loss into earnings. During the year ending December 31, 2012, the Company expects to reclassify net losses of approximately $38.3 million related to its hedging activities from accumulated other comprehensive loss into earnings. Such losses will be reclassified at the time that the underlying hedged transactions are realized. During the years ended December 31, 2011 and 2010, and the 2009 Predecessor Period, amounts recognized in the accompanying consolidated statements of operations related to changes in the fair value of cash flow hedges that were excluded from the Company’s effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Items measured at fair value on a recurring basis – Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of December 31, 2011 and 2010, are shown below (in millions):

		Successor –December 31, 2011
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts	Recurring	$(44.5)	Market/Income	$—	$(44.5)	$—
Commodity swap contracts	Recurring	$(0.3)	Market/Income	$—	$(0.3)	$—

		Successor –December 31, 2010
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts	Recurring	$(0.9)	Market/Income	$—	$(0.9)	$—

The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, these discount rates are adjusted by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. To estimate this credit spread, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy, to the extent that such adjustment is necessary. As of December 31, 2011 and 2010, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy during 2011 and 2010.

For further information on fair value measurements and the Company’s defined benefit pension plan assets, see Note 10, “Pension and Other Postretirement Benefit Plans.”

Items measured at fair value on a non-recurring basis – The Company measures certain assets and liabilities at fair value on a non-recurring basis. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. As of December 31, 2011 and 2010, there were no significant assets or liabilities measured at fair value on a non-recurring basis. For further information on assets and liabilities measured at fair value on a non-recurring basis, see Note 3, “Fresh-Start Accounting,” Note 4, “Summary of Significant Accounting Policies,” Note 5, “Restructuring,” and Note 6, “Investments in Affiliates and Other Related Party Transactions.”

(16) Quarterly Financial Data (unaudited)

(In millions, except per share data)	Successor – Thirteen Weeks Ended
	April 2, 2011	July 2, 2011	October 1, 2011	December 31, 2011
Net sales	$3,511.7	$3,676.3	$3,460.0	$3,508.5
Gross profit	323.4	346.6	280.5	242.7
Consolidated net income	162.7	185.7	108.1	113.9
Net income attributable to Lear	156.0	177.5	100.7	106.5
Basic net income per share attributable to Lear	1.48	1.70	0.97	1.05
Diluted net income per share attributable to Lear	1.44	1.65	0.95	1.03

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Successor – Thirteen Weeks Ended
	April 3, 2010	July 3, 2010	October 2, 2010	December 31, 2010
Net sales	$2,938.5	$3,039.3	$2,820.3	$3,156.5
Gross profit	254.8	292.8	235.8	234.9
Consolidated net income	73.8	165.3	98.5	123.8
Net income attributable to Lear	66.1	159.8	95.3	117.1
Basic net income per share attributable to Lear	0.68	1.58	0.92	1.12
Diluted net income per share attributable to Lear	0.61	1.48	0.88	1.08

(17) Accounting Pronouncements

Goodwill Impairment

The Financial Accounting Standards Board (“FASB”) amended ASC 350, “Intangibles — Goodwill and Other,” with Accounting Standards Update (“ASU”) 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” This update requires that step 2 of the goodwill impairment test (i.e., measurement and recognition of an impairment loss) be performed if a reporting unit has a carrying value equal to or less than zero and qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The provisions of this update were effective for annual reporting periods beginning after December 15, 2010. The Company’s annual goodwill impairment test is conducted as of the first day of its fourth quarter. The effects of adoption were not significant.

The FASB amended ASC 350, “Intangibles — Goodwill and Other,” with ASU 2011-08, “Testing Goodwill for Impairment.” This update provides entities with the option to perform a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the two-step impairment test is required. Otherwise, no further goodwill impairment testing is required. The provisions of this update are effective for annual and interim testing periods beginning after December 15, 2011; however, early adoption is permitted. The Company adopted the provisions of this ASU in connection with its 2011 annual goodwill impairment test. For further information, see Note 4, “ Summary of Significant Accounting Policies.”

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

The FASB amended ASC 820, “Fair Value Measurements,” with ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update provides converged guidance on how to measure fair value, which is largely consistent with existing GAAP. This update also requires additional fair value measurement disclosures. The provisions of this update are effective as of January 1, 2012. The Company is currently evaluating the impact of this update on its financial statement disclosures.

Revenue Recognition

The FASB amended ASC 605, “Revenue Recognition,” with ASU 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements.” If a revenue arrangement has multiple deliverables, this update requires the allocation of revenue to the separate deliverables based on relative selling prices. In addition, this update requires additional ongoing disclosures about an entity’s multiple-element revenue arrangements. The provisions of this update were effective as of January 1, 2011. The effects of adoption were not significant.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Comprehensive Income

The FASB amended ASC 220, “Comprehensive Income,” with ASU 2001-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income,” which revises the manner in which comprehensive income is presented in an entity’s financial statements. This update requires the presentation of the components of comprehensive income in either a continuous statement of comprehensive income or in two separate but consecutive financial statements. The option to present comprehensive income in the statement of stockholders’ equity has been eliminated. The provisions of this update are effective as of January 1, 2012. The implementation of this update will have no impact on the manner in which the Company accounts for comprehensive income.

Multiemployer Pension Plans

The FASB amended ASC 715-80, “Compensation — Retirement Benefits — Multiemployer Plans,” with ASU 2011-09, “Disclosures about an Employer’s Participation in a Multiemployer Plan.” This update requires additional qualitative and quantitative disclosures about an employer’s participation in significant multiemployer plans that offer pension or other postretirement benefits. The provisions of this update are effective for annual reporting periods ending after December 15, 2011; however, early adoption is permitted. For further information, see Note 10, “Pension and Other Postretirement Benefit Plans.”

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements

Successor – December 31, 2011
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$820.3	$1.4	$932.6	$—	$1,754.3
Accounts receivable	56.4	299.1	1,524.6	—	1,880.1
Inventories	7.7	234.1	396.0	—	637.8
Other	99.4	18.4	371.5	—	489.3

Total current assets	983.8	553.0	3,224.7	—	4,761.5

Long-Term Assets:
Property, plant and equipment, net	90.2	164.5	817.3	—	1,072.0
Goodwill	23.5	303.9	301.2	—	628.6
Investments in subsidiaries	594.2	677.4	—	(1,271.6)	—
Other	115.2	30.9	402.7	—	548.8

Total long-term assets	823.1	1,176.7	1,521.2	(1,271.6)	2,249.4

	$1,806.9	$1,729.7	$4,745.9	$(1,271.6)	$7,010.9

Liabilities and Equity
Current Liabilities:
Accounts payable and drafts	$92.2	$473.7	$1,448.4	$—	$2,014.3
Accrued liabilities	135.5	171.0	742.7	—	1,049.2

Total current liabilities	227.7	644.7	2,191.1	—	3,063.5

Long-Term Liabilities:
Long-term debt	695.4	—	—	—	695.4
Intercompany accounts, net	(1,754.6)	675.2	1,079.4	—	—
Other	202.0	149.0	339.9	—	690.9

Total long-term liabilities	(857.2)	824.2	1,419.3	—	1,386.3

Equity:
Lear Corporation stockholders’ equity	2,436.4	260.8	1,010.8	(1,271.6)	2,436.4
Noncontrolling interests	—	—	124.7	—	124.7

Equity	2,436.4	260.8	1,135.5	(1,271.6)	2,561.1

	$1,806.9	$1,729.7	$4,745.9	$(1,271.6)	$7,010.9

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

Successor – December 31, 2010
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$808.8	$0.4	$844.9	$—	$1,654.1
Accounts receivable	37.1	248.4	1,472.9	—	1,758.4
Inventories	7.5	204.7	342.0	—	554.2
Other	115.5	10.5	292.8	—	418.8

Total current assets	968.9	464.0	2,952.6	—	4,385.5

Long-Term Assets:
Property, plant and equipment, net	96.2	154.1	744.4	—	994.7
Goodwill	23.5	303.9	287.2	—	614.6
Investments in subsidiaries	599.1	644.2	—	(1,243.3)	—
Other	194.8	33.6	397.9	—	626.3

Total long-term assets	913.6	1,135.8	1,429.5	(1,243.3)	2,235.6

	$1,882.5	$1,599.8	$4,382.1	$(1,243.3)	$6,621.1

Liabilities and Equity
Current Liabilities:
Short-term borrowings	$—	$—	$4.1	$—	$4.1
Accounts payable and drafts	97.0	395.3	1,346.1	—	1,838.4
Accrued liabilities	128.3	161.3	686.4	—	976.0

Total current liabilities	225.3	556.6	2,036.6	—	2,818.5

Long-Term Liabilities:
Long-term debt	694.9	—	—	—	694.9
Intercompany accounts, net	(1,645.6)	553.4	1,092.2	—	—
Other	147.7	100.2	291.0	—	538.9

Total long-term liabilities	(803.0)	653.6	1,383.2	—	1,233.8

Equity:
Lear Corporation stockholders’ equity	2,460.2	389.6	853.7	(1,243.3)	2,460.2
Noncontrolling interests	—	—	108.6	—	108.6

Equity	2,460.2	389.6	962.3	(1,243.3)	2,568.8

	$1,882.5	$1,599.8	$4,382.1	$(1,243.3)	$6,621.1

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

Successor – Year Ended December 31, 2011
	Lear	Guarantor	Non- Guarantor	Eliminations	Consolidated
	(in millions)
Net sales	$389.5	$5,231.9	$12,668.7	$(4,133.6)	$14,156.5
Cost of sales	467.1	4,786.1	11,843.7	(4,133.6)	12,963.3
Selling, general and administrative expenses	153.6	48.9	283.1	—	485.6
Amortization of intangible assets	1.3	0.4	26.3	—	28.0
Intercompany charges	4.2	2.4	(6.6)	—	—
Interest expense	—	24.5	15.2	—	39.7
Other intercompany (income) expense, net	(395.0)	203.8	191.2	—	—
Other (income) expense, net	3.4	15.0	5.8	—	24.2

Consolidated income (loss) before provision (benefit) for income taxes and equity in net (income) loss of affiliates and subsidiaries	154.9	150.8	310.0	—	615.7
Provision (benefit) for income taxes	17.0	3.9	47.9	—	68.8
Equity in net (income) loss of affiliates	1.1	(3.0)	(21.6)	—	(23.5)
Equity in net (income) loss of subsidiaries	(403.9)	(148.3)	—	552.2	—

Consolidated net income (loss)	540.7	298.2	283.7	(552.2)	570.4
Less: Net income (loss) attributable to noncontrolling interests	—	—	29.7	—	29.7

Net income (loss) attributable to Lear	$540.7	$298.2	$254.0	$(552.2)	$540.7

Successor – Year Ended December 31, 2010
	Lear	Guarantor	Non- guarantor	Eliminations	Consolidated
	(in millions)
Net sales	$291.0	$4,373.0	$10,719.3	$(3,428.7)	$11,954.6
Cost of sales	382.0	3,946.8	10,036.2	(3,428.7)	10,936.3
Selling, general and administrative expenses	159.6	51.8	241.3	—	452.7
Amortization of intangible assets	1.3	0.4	25.5	—	27.2
Intercompany charges	4.1	3.5	(7.6)	—	—
Interest expense	10.1	14.8	30.5	—	55.4
Other intercompany (income) expense, net	(286.1)	150.1	136.0	—	—
Other (income) expense, net	22.1	(8.0)	20.1	—	34.2

Consolidated income (loss) before provision (benefit) for income taxes and equity in net (income) loss of affiliates and subsidiaries	(2.1)	213.6	237.3	—	448.8
Provision (benefit) for income taxes	13.3	1.1	10.2	—	24.6
Equity in net (income) loss of affiliates	(3.7)	(1.3)	(32.2)	—	(37.2)
Equity in net (income) loss of subsidiaries	(450.0)	(103.7)	—	553.7	—

Consolidated net income (loss)	438.3	317.5	259.3	(553.7)	461.4
Less: Net income (loss) attributable to noncontrolling interests	—	—	23.1	—	23.1

Net income (loss) attributable to Lear	$438.3	$317.5	$236.2	$(553.7)	$438.3

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

Successor – Two Month Period Ended December 31, 2009
	Lear	Guarantor	Non- guarantor	Eliminations	Consolidated
	(in millions)
Net sales	$32.7	$523.3	$1,457.1	$(432.2)	$1,580.9
Cost of sales	49.8	474.0	1,416.5	(432.2)	1,508.1
Selling, general and administrative expenses	22.8	10.2	38.2	—	71.2
Amortization of intangible assets	0.2	0.1	4.2	—	4.5
Intercompany charges	1.4	1.0	(2.4)	—	—
Interest expense	2.5	3.5	5.1	—	11.1
Other intercompany (income) expense, net	(7.2)	29.4	(22.2)	—	—
Other (income) expense, net	18.6	1.6	(0.4)	—	19.8

Consolidated income (loss) before provision (benefit) for income taxes and equity in net (income) loss of affiliates and subsidiaries	(55.4)	3.5	18.1	—	(33.8)
Provision (benefit) for income taxes	(0.6)	(1.2)	(22.4)	—	(24.2)
Equity in net (income) loss of affiliates	(0.3)	0.6	(2.2)	—	(1.9)
Equity in net (income) loss of subsidiaries	(50.7)	14.8	—	35.9	—

Consolidated net income (loss)	(3.8)	(10.7)	42.7	(35.9)	(7.7)
Less: Net income (loss) attributable to noncontrolling interests	—	—	(3.9)	—	(3.9)

Net income (loss) attributable to Lear	$(3.8)	$(10.7)	$46.6	$(35.9)	$(3.8)

Predecessor – Ten Month Period Ended November 7, 2009
	Lear	Guarantor	Non- guarantor	Eliminations	Consolidated
	(in millions)
Net sales	$191.9	$2,485.1	$7,569.2	$(2,087.5)	$8,158.7
Cost of sales	236.1	2,342.2	7,380.5	(2,087.5)	7,871.3
Selling, general and administrative expenses	118.9	34.6	223.2	—	376.7
Amortization of intangible assets	0.2	0.2	3.7	—	4.1
Intercompany charges	4.5	1.7	(6.2)	—	—
Goodwill impairment charges	—	—	319.0	—	319.0
Interest expense	102.7	12.6	36.1	—	151.4
Other intercompany (income) expense, net	(68.0)	122.9	(54.9)	—	—
Other (income) expense, net	(65.7)	0.4	48.7	—	(16.6)
Reorganization items and fresh-start accounting adjustments, net	(70.0)	274.2	(474.9)	—	(270.7)

Consolidated income (loss) before provision (benefit) for income taxes and equity in net (income) loss of affiliates and subsidiaries	(66.8)	(303.7)	94.0	—	(276.5)
Provision (benefit) for income taxes	(24.2)	(3.3)	56.7	—	29.2
Equity in net (income) loss of affiliates	54.5	1.2	8.3	—	64.0
Equity in net (income) loss of subsidiaries	288.8	20.3	—	(309.1)	—

Consolidated net income (loss)	(385.9)	(321.9)	29.0	309.1	(369.7)
Less: Net income (loss) attributable to noncontrolling interests	—	—	16.2	—	16.2

Net income (loss) attributable to Lear	$(385.9)	$(321.9)	$12.8	$309.1	$(385.9)

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

Successor – Year Ended December 31, 2011
	Lear	Guarantor	Non- guarantor	Eliminations	Consolidated
	(in millions)
Net Cash Provided by (Used in) Operating Activities	$230.4	$164.9	$395.0	$—	$790.3

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(10.5)	(57.8)	(261.2)	—	(329.5)
Cost of acquisitions, net of cash acquired	—	—	(8.6)	—	(8.6)
Net proceeds from disposition of businesses and other assets	—	—	9.9	—	9.9
Other, net	23.2	1.9	(0.1)	—	25.0

Net cash used in investing activities	12.7	(55.9)	(260.0)	—	(303.2)

Cash Flows from Financing Activities:
Payment of debt issuance and other financing costs	(4.8)	—	—	—	(4.8)
Other long-term debt repayments, net	—	—	(1.1)	—	(1.1)
Short-term borrowings (repayments), net	—	—	(4.0)	—	(4.0)
Repurchase of common stock	(279.1)	—	—	—	(279.1)
Dividends paid to Lear Corporation stockholders	(51.1)	—	—	—	(51.1)
Dividends paid to noncontrolling interests	—	—	(18.5)	—	(18.5)
Change in intercompany accounts	117.0	(108.0)	(9.0)	—	—
Other, net	(13.6)	—	(0.1)	—	(13.7)

Net cash provided by (used in) financing activities	(231.6)	(108.0)	(32.7)	—	(372.3)

Effect of foreign currency translation	—	—	(14.6)	—	(14.6)

Net Change in Cash and Cash Equivalents	11.5	1.0	87.7	—	100.2
Cash and Cash Equivalents at Beginning of Period	808.8	0.4	844.9	—	1,654.1

Cash and Cash Equivalents at End of Period	$820.3	$1.4	$932.6	$—	$1,754.3

Successor – Year Ended December 31, 2010
	Lear	Guarantor	Non- guarantor	Eliminations	Consolidated
	(in millions)
Net Cash Provided by (Used in) Operating Activities	$(7.1)	$311.6	$317.4	$—	$621.9

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(15.5)	(42.3)	(135.5)	—	(193.3)
Cost of acquisitions, net of cash acquired	—	—	(12.3)	—	(12.3)
Net proceeds from disposition of businesses and other assets	1.3	2.1	15.2	—	18.6
Other, net	(5.1)	—	—	—	(5.1)

Net cash used in investing activities	(19.3)	(40.2)	(132.6)	—	(192.1)

Cash Flows from Financing Activities:
Proceeds from the issuance of successor senior notes	694.5	—	—	—	694.5
First lien credit agreement borrowings (repayments)	(375.0)	—	—	—	(375.0)
Second lien credit agreement repayments	(550.0)	—	—	—	(550.0)
Payment of debt issuance and other financing costs	(17.6)	—	—	—	(17.6)
Other long-term debt repayments, net	—	—	(9.3)	—	(9.3)
Short-term borrowings (repayments), net	—	—	(34.0)	—	(34.0)
Dividends paid to noncontrolling interests	—	—	(16.2)	—	(16.2)
Change in intercompany accounts	511.5	(271.1)	(240.4)	—	—
Other, net	(13.1)	—	—	—	(13.1)

Net cash provided by (used in) financing activities	250.3	(271.1)	(299.9)	—	(320.7)

Effect of foreign currency translation	—	—	(9.0)	—	(9.0)

Net Change in Cash and Cash Equivalents	223.9	0.3	(124.1)	—	100.1
Cash and Cash Equivalents at Beginning of Period	584.9	0.1	969.0	—	1,554.0

Cash and Cash Equivalents at End of Period	$808.8	$0.4	$844.9	$—	$1,654.1

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

Successor – Two Month Period Ended December 31, 2009
	Lear	Guarantor	Non- guarantor	Eliminations	Consolidated
	(in millions)
Net Cash Provided by (Used in) Operating Activities	$(35.1)	$134.0	$225.1	$—	$324.0

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(7.6)	(7.9)	(25.8)	—	(41.3)
Net proceeds from disposition of businesses and other assets	2.4	0.1	1.5	—	4.0
Other, net	(2.2)	—	—	—	(2.2)

Net cash used in investing activities	(7.4)	(7.8)	(24.3)	—	(39.5)

Cash Flows from Financing Activities:
Other long-term debt repayments, net	—	—	(1.9)	—	(1.9)
Short-term borrowings (repayments), net	—	—	6.6	—	6.6
Dividends paid to noncontrolling interests	—	—	(7.0)	—	(7.0)
Change in intercompany accounts	303.2	(126.1)	(177.1)		—
Other, net	33.1	(0.1)	(0.5)	—	32.5

Net cash provided by (used in) financing activities	336.3	(126.2)	(179.9)	—	30.2

Effect of foreign currency translation	—	—	(15.1)	—	(15.1)

Net Change in Cash and Cash Equivalents	293.8	—	5.8	—	299.6
Cash and Cash Equivalents at Beginning of Period	291.1	0.1	963.2	—	1,254.4

Cash and Cash Equivalents at End of Period	$584.9	$0.1	$969.0	$—	$1,554.0

Predecessor – Ten Month Period Ended November 7, 2009
	Lear	Guarantor	Non- guarantor	Eliminations	Consolidated
	(in millions)
Net Cash Provided by (Used in) Operating Activities	$(14.8)	$(338.3)	$(146.1)	$—	$(499.2)

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(7.2)	(10.9)	(59.4)	—	(77.5)
Cost of acquisitions, net of cash acquired	—	—	(4.4)	—	(4.4)
Net proceeds from disposition of businesses and other assets	1.5	7.7	20.5	—	29.7
Other, net	0.5	(1.0)	—	—	(0.5)

Net cash used in investing activities	(5.2)	(4.2)	(43.3)	—	(52.7)

Cash Flows from Financing Activities:
Debtor-in-possession term loan borrowings	500.0	—	—	—	500.0
Debtor-in-possession term loan repayments	(500.0)	—	—	—	(500.0)
First lien credit agreement borrowings (repayments)	375.0	—	—	—	375.0
Second lien credit agreement repayments	(50.0)	—	—	—	(50.0)
Payment of debt issuance and other financing costs	(70.6)	—	—	—	(70.6)
Other long-term debt repayments, net	—	—	(0.5)	—	(0.5)
Short-term borrowings (repayments), net	—	—	(11.4)	—	(11.4)
Prepayment of Series A preferred stock in connection with emergence from Chapter 11	(50.0)	—	—	—	(50.0)
Dividends paid to noncontrolling interests	—	—	(16.8)	—	(16.8)
Change in intercompany accounts	(1,192.5)	342.4	850.1	—	—
Other, net	(11.4)	(0.4)	1.1	—	(10.7)

Net cash provided by (used in) financing activities	(999.5)	342.0	822.5	—	165.0

Effect of foreign currency translation	—	—	49.2	—	49.2

Net Change in Cash and Cash Equivalents	(1,019.5)	(0.5)	682.3	—	(337.7)
Cash and Cash Equivalents at Beginning of Period	1,310.6	0.6	280.9	—	1,592.1

Cash and Cash Equivalents at End of Period	$291.1	$0.1	$963.2	$—	$1,254.4

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

Basis of Presentation — Certain of Lear’s domestic 100% owned subsidiaries (the “Guarantors”) have jointly and severally unconditionally guaranteed, on a senior unsecured basis, the performance and the full and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of the Company’s obligations under its revolving credit facility and the indenture governing the Notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the Notes. The Notes consist of $350 million in aggregate principal amount at maturity of 7.875% senior unsecured notes due 2018 and $350 million in aggregate principal amount at maturity of 8.125% senior unsecured notes due 2020. The Guarantors include Lear Corporation EEDS and Interiors, Lear European Operations Corporation, Lear Mexican Seating Corporation and Lear Operations Corporation. In connection with the Company’s Amended and Restated Credit Agreement, Lear #50 Holdings, LLC, Lear Automotive Manufacturing, LLC, Lear Corporation Global Development, Inc., Lear Mexican Holdings, L.L.C. and Lear South American Holdings Corporation were released as guarantors. In addition, Lear Automotive Dearborn, Inc., Lear Mexican Holdings Corporation and Lear Trim L.P., all formerly Guarantors, were merged into other Guarantor entities in 2011. In lieu of providing separate financial statements for the Guarantors, the Company has included the supplemental guarantor condensed consolidating financial statements above. These financial statements reflect the Guarantors listed above for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

As of December 31, 2010, and for the year ended December 31, 2010, the 2009 Successor Period and the 2009 Predecessor Period, the supplemental guarantor condensed consolidating financial statements have been restated to reflect certain changes to the equity investments of the Guarantors.

Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

Selling, General and Administrative Expenses — Corporate and division selling, general and administrative expenses are allocated to the operating subsidiaries based on various factors, which estimate usage of particular corporate and division functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries. During the years ended December 31, 2011 and 2010, the 2009 Successor Period and the 2009 Predecessor Period, $28.7 million, $15.3 million, $3.2 million and ($9.6) million, respectively, of selling, general administrative expenses were allocated (to) from Lear.

Long-Term Debt of Lear and the Guarantors — A summary of long-term debt of Lear and the Guarantors on a combined basis is shown below (in millions):

	December 31, 2011	December 31, 2010
Senior notes	$695.4	$694.9

LEAR CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In millions)

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
Successor – For the year ended December 31, 2011
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$14.5	$19.0	$(1.8)	$(1.0)	$30.7
Reserve for unmerchantable inventory	83.5	22.0	(16.8)	(2.6)	86.1
Restructuring reserves	42.1	51.1	(30.7)	—	62.5
Allowance for deferred tax assets	1,407.3	71.1	(68.2)	(12.9)	1,397.3

	$1,547.4	$163.2	$(117.5)	$(16.5)	$1,576.6

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
Successor – For the year ended December 31, 2010
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$—	$19.0	$(4.2)	$(0.3)	$14.5
Reserve for unmerchantable inventory	—	105.5	(19.6)	(2.4)	83.5
Restructuring reserves	83.1	60.9	(101.9)	—	42.1
Allowance for deferred tax assets	1,166.4	318.0	(61.6)	(15.5)	1,407.3

	$1,249.5	$503.4	$(187.3)	$(18.2)	$1,547.4

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
Successor – For the two month period ended December 31, 2009
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$—	$—	$—	$—	$—
Reserve for unmerchantable inventory	—	—	—	—	—
Restructuring reserves	52.5	43.5	(12.9)	—	83.1
Allowance for deferred tax assets	1,111.6	117.1	(62.3)	—	1,166.4

	$1,164.1	$160.6	$(75.2)	$—	$1,249.5

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
Predecessor – For the ten month period ended November 7, 2009
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts (1)	$16.0	$7.3	$(4.7)	$(18.6)	$—
Reserve for unmerchantable inventory (2)	93.7	19.9	(13.9)	(99.7)	—
Restructuring reserves	80.6	91.0	(119.1)	—	52.5
Allowance for deferred tax assets	928.3	187.4	(19.2)	15.1	1,111.6

	$1,118.6	$305.6	$(156.9)	$(103.2)	$1,164.1

(1)	“Other Changes” includes fresh-start accounting adjustments of $18.5 million.
(2)	“Other Changes” includes fresh-start accounting adjustments of $97.7 million.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

The Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Vice President and Interim Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Based on the evaluation described above, the Company’s President and Chief Executive Officer along with the Company’s Vice President and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of the end of the period covered by this Report.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Vice President and Interim Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

(d)	Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

ITEM 11 – EXECUTIVE COMPENSATION

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

Except as set forth herein, the information required by Item 12 is incorporated by reference herein to the Proxy Statement section entitled “Directors and Corporate Governance — Security Ownership of Certain Beneficial Owners, Directors and Management.”

Equity Compensation Plan Information

As of December 31, 2011	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,636,014	(2)	$—	(3)	8,258,046
Equity compensation plans not approved by security holders	—		—		—

Total	1,636,014		$—		8,258,046

(1)	Includes the Lear Corporation 2009 Long-Term Stock Incentive Plan (LTSIP). As discussed above, the Bankruptcy Court approved the LTSIP, which became effective November 9, 2009. Plans approved by the Bankruptcy Court as part of our Plan of Reorganization are deemed to be approved by the stockholders of the Company under Delaware General Corporation Law.
(2)	Includes 1,138,416 of outstanding restricted stock units and 497,598 of outstanding performance shares.
(3)	Reflects outstanding restricted stock units and performance shares at a weighted average price of zero.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference herein to the Proxy Statement sections entitled “Certain Relationships and Related Party Transactions” and “Directors and Corporate Governance — Independence of Directors.”

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference herein to the Proxy Statement section entitled “Fees of Independent Accountants.”

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as part of this Form 10-K.

1.	Consolidated Financial Statements:

Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, the two month period ended December 31, 2009, and the ten month period ended November 7, 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, the two month period ended December 31, 2009, and the ten month period ended November 7, 2009

Consolidated Statements of Equity for the years ended December 31, 2011 and 2010, the two month period ended December 31, 2009, and the ten month period ended November 7, 2009

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts

All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

3.	The exhibits listed on the “Index to Exhibits” on pages 118 through 120 are filed with this Form 10-K or incorporated by reference as set forth below.

(b)	The exhibits listed on the “Index to Exhibits” on pages 118 through 120 are filed with this Form 10-K or incorporated by reference as set forth below.

(c)	Additional Financial Statement Schedules

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 17, 2012.

Lear Corporation

By:	/s/ Matthew J. Simoncini
Matthew J. Simoncini
President and Chief Executive Officer and a Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Lear Corporation and in the capacities indicated on February 17, 2012.

/s/ Matthew J. Simoncini Matthew J. Simoncini President and Chief Executive Officer and a Director (Principal Executive Officer)	/s/ Jonathan F. Foster Jonathan F. Foster a Director

/s/ Jason M. Cardew Jason M. Cardew Vice President and Interim Chief Financial Officer (Principal Financial Officer )	/s/ Conrad L. Mallett, Jr. Conrad L. Mallett, Jr. a Director

/s/ Wendy L. Foss Wendy L. Foss Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	/s/ Donald L. Runkle Donald L. Runkle a Director

/s/ Thomas P. Capo Thomas P. Capo a Director	/s/ Gregory C. Smith Gregory C. Smith a Director

/s/ Curtis J. Clawson Curtis J. Clawson a Director	/s/ Henry D.G. Wallace Henry D.G. Wallace Non-Executive Chairman of the Board of Directors and a Director

Index to Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 9, 2009).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 9, 2009).

3.3	Certificate of Designations of Series A Convertible Participating Preferred Stock of the Company, as filed with the Secretary of State of the State of Delaware on November 9, 2009 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated November 9, 2009).

4.1	Warrant Agreement by and between the Company and Mellon Investor Services LLC, as Warrant Agent, dated as of November 9, 2009 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 9, 2009).

4.2	Registration Rights Agreement made as of November 9, 2009, by and among the Company and each of the other parties thereto (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

4.3	Indenture, dated March 26, 2010, among the Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 23, 2010).

4.4	First Supplemental Indenture, dated March 26, 2010, among the Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 23, 2010).

10.1	Second Lien Credit Agreement, dated as of November 9, 2009, among the Company, the several Lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 9, 2009).

10.2	Amended and Restated Credit Agreement, dated as of June 17, 2011, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 17, 2011).

10.3*	Lear Corporation 2009 Long-Term Stock Incentive Plan (including the 2009 Restricted Stock Unit Terms and Conditions set forth in Annex A thereto) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 9, 2009).

10.4*	Form of 2010 Restricted Stock Unit Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010).

10.5*	Form of Performance Unit Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010).

10.6*	Lear Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 9, 2009).

10.7*	Lear Corporation PSP Excess Plan (f/k/a Lear Corporation Executive Supplemental Savings Plan), as amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 4, 2005).

10.8*	First Amendment to the Lear Corporation PSP Excess Plan, dated as of November 10, 2005 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.9*	Second Amendment to the Lear Corporation PSP Excess Plan, dated as of December 21, 2006 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.10*	Third Amendment to the Lear Corporation PSP Excess Plan, dated as of May 9, 2007 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.11*	Fourth Amendment to the Lear Corporation PSP Excess Plan, effective as of December 18, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 18, 2007).

10.12*	Fifth Amendment to the Lear Corporation PSP Excess Plan, dated as of February 14, 2008 (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.13*	Sixth Amendment to the Lear Corporation PSP Excess Plan, effective as of July 1, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008).

10.14*	Seventh Amendment to the Lear Corporation PSP Excess Plan, dated as of November 5, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 5, 2008).

10.15*	Lear Corporation Estate Preservation Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.16*	Lear Corporation Pension Equalization Program, as amended through August 15, 2003 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.17*	First Amendment to the Lear Corporation Pension Equalization Program, dated as of December 21, 2006 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.18*	Second Amendment to the Lear Corporation Pension Equalization Program, dated as of May 9, 2007 (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.19*	Third Amendment to the Lear Corporation Pension Equalization Program, effective as of December 18, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 18, 2007).

10.20*	Lear Corporation Outside Directors Compensation Plan, amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010).

**10.21*	Lear Corporation Outside Directors Compensation Plan – Form of Retainer and Stock Grant Deferral Elections.

10.22*	Employment Agreement, dated June 30, 2009, between the Company and Raymond E. Scott (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated July 6, 2009).

10.23*	Employment Agreement, dated June 30, 2009, between the Company and Louis R. Salvatore (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated July 6, 2009).

10.24*	Employment Agreement, dated June 30, 2009, between the Company and Terrence B. Larkin (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.25*	2009 Restricted Stock Unit Terms and Conditions for Robert E. Rossiter (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.26*	Non-Executive Chairman Compensation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010).

10.27*	Form of 2011 Restricted Stock Unit Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011).

10.28*	Form of Performance Share Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011).

10.29*	Amended and Restated Employment Agreement, dated as of August 9, 2011, between the Company and Matthew J. Simoncini (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011).

10.30*	Amended and Restated Employment Agreement, dated as of August 9, 2011, between the Company and Robert E. Rossiter (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011).

**10.31*	Employment Agreement, dated June 30, 2009, between the Company and Mel Stephens.

**10.32*	September 2011 Restricted Stock Unit Terms and Conditions for Jason M. Cardew.

**12.1	Computation of ratios of earnings to fixed charges.

**21.1	List of subsidiaries of the Company.

**23.1	Consent of Ernst & Young LLP.

** 31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

**31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated September 18, 2009 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated November 5, 2009).

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Compensatory plan or arrangement.
**	Filed herewith.