Form 10-Q
period 2012-03-31
LEAR CORP
filed 2012-05-03
CIK 842162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 of 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

As of April 30, 2012, the number of shares outstanding of the registrant’s common stock was 99,646,103 shares.

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

LEAR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have prepared the condensed consolidated financial statements of Lear Corporation and subsidiaries, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended December 31, 2011.

The financial information presented reflects all adjustments (consisting of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations, cash flows and financial position for the interim periods presented. These results are not necessarily indicative of a full year’s results of operations.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31, 2012 (1)	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,630.9	$1,754.3
Accounts receivable	2,366.3	1,880.1
Inventories	715.5	637.8
Other	532.3	489.3

Total current assets	5,245.0	4,761.5

LONG-TERM ASSETS:
Property, plant and equipment, net	1,106.6	1,072.0
Goodwill	634.9	628.6
Other	549.5	548.8

Total long-term assets	2,291.0	2,249.4

Total assets	$7,536.0	$7,010.9

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and drafts	$2,355.2	$2,014.3
Accrued liabilities	1,081.8	1,049.2

Total current liabilities	3,437.0	3,063.5

LONG-TERM LIABILITIES:
Long-term debt	695.5	695.4
Other	698.1	690.9

Total long-term liabilities	1,393.6	1,386.3

EQUITY:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 107,607,452 and 107,486,539 shares issued as of March 31, 2012 and December 31, 2011, respectively	1.1	1.1
Additional paid-in capital, including warrants to purchase common stock	2,158.0	2,150.6
Common stock held in treasury, 7,970,442 and 6,799,597 shares as of March 31, 2012 and December 31, 2011, respectively, at cost	(359.0)	(305.6)
Retained earnings	1,042.1	922.3
Accumulated other comprehensive loss	(265.1)	(332.0)

Lear Corporation stockholders’ equity	2,577.1	2,436.4
Noncontrolling interests	128.3	124.7

Equity	2,705.4	2,561.1

Total liabilities and equity	$7,536.0	$7,010.9

(1)	Unaudited.

The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in millions, except per share data)

	Three Months Ended
	March 31, 2012	April 2, 2011
Net sales	$3,644.0	$3,511.7

Cost of sales	3,334.2	3,188.3
Selling, general and administrative expenses	116.1	117.5
Amortization of intangible assets	6.9	6.8
Interest expense	12.5	3.3
Other (income) expense, net	0.3	(2.8)

Consolidated income before provision for income taxes and equity in net income of affiliates	174.0	198.6
Provision for income taxes	39.3	40.0
Equity in net income of affiliates	(9.7)	(4.1)

Consolidated net income	144.4	162.7
Less: Net income attributable to noncontrolling interests	10.3	6.7

Net income attributable to Lear	$134.1	$156.0

Basic net income per share attributable to Lear	$1.34	$1.48

Diluted net income per share attributable to Lear	$1.32	$1.44

Consolidated comprehensive income (Note 12)	$211.8	$235.2
Less: Comprehensive income attributable to noncontrolling interests	10.8	7.4

Comprehensive income attributable to Lear	$201.0	$227.8

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Three Months Ended
	March 31, 2012	April 2, 2011
Cash Flows from Operating Activities:
Consolidated net income	$144.4	$162.7
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	53.7	61.5
Net change in recoverable customer engineering, development and tooling	(36.7)	15.3
Net change in working capital items (see below)	(159.3)	(89.2)
Other, net	2.1	3.9

Net cash provided by operating activities	4.2	154.2

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(70.3)	(70.5)
Insurance proceeds	1.0	—
Other, net	4.9	(6.6)

Net cash used in investing activities	(64.4)	(77.1)

Cash Flows from Financing Activities:
Other long-term debt repayments, net	—	(1.1)
Short-term debt repayments, net	—	(0.5)
Repurchase of common stock	(52.5)	(27.4)
Dividends paid to Lear Corporation stockholders	(13.8)	(12.8)
Dividends paid to noncontrolling interests	(3.2)	(10.0)
Other	(3.2)	(1.4)

Net cash used in financing activities	(72.7)	(53.2)

Effect of foreign currency translation	9.5	29.1

Net Change in Cash and Cash Equivalents	(123.4)	53.0
Cash and Cash Equivalents as of Beginning of Period	1,754.3	1,654.1

Cash and Cash Equivalents as of End of Period	$1,630.9	$1,707.1

Changes in Working Capital Items:
Accounts receivable	$(456.8)	$(448.4)
Inventories	(68.1)	(57.8)
Accounts payable	309.9	343.0
Accrued liabilities and other	55.7	74.0

Net change in working capital items	$(159.3)	$(89.2)

Supplementary Disclosure:
Cash paid for interest	$28.8	$28.2

Cash paid for income taxes	$13.3	$10.2

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

On November 9, 2009, Lear and certain of its U.S. and Canadian subsidiaries emerged from bankruptcy proceedings under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”). In accordance with the provisions of FASB Accounting Standards CodificationTM (“ASC”) 852, “Reorganizations,” Lear adopted fresh-start accounting upon its emergence from Chapter 11 bankruptcy proceedings and became a new entity for financial reporting purposes as of November 7, 2009. For further information, see Note 1, “Basis of Presentation,” and Note 2, “Reorganization under Chapter 11,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended March 31, 2012.

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

(2) Restructuring

In 2005, the Company initiated a multi-year operational restructuring strategy to (i) eliminate excess capacity and lower the operating costs of the Company, (ii) streamline the Company’s organizational structure and reposition its business for improved long-term profitability and (iii) better align the Company’s manufacturing capabilities with the changing needs of its customers. In light of industry conditions and customer announcements, the Company expanded this strategy, and through the end of 2011, the Company incurred pretax restructuring costs of $804.3 million. The Company expects restructuring actions and related investments to moderate in the current year and thereafter.

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

In the first quarter of 2012, the Company recorded charges of $5.2 million in connection with its restructuring actions. These charges consist of $4.6 million recorded as cost of sales, $0.7 million recorded as selling, general and administrative expenses and ($0.1) million recorded as other (income) expense. The restructuring charges consist of employee termination benefits of $4.7 million and contract termination costs of $0.4 million, as well as other related costs of $0.1 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. The Company expects to incur approximately $12 million of additional restructuring costs related to activities initiated as of March 31, 2012. Although each restructuring action is unique, based upon the nature of the Company’s operations, the Company expects that the allocation of future restructuring costs will be consistent with its historical experience.

A summary of 2012 activity is shown below (in millions):

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

			Utilization
	Accrual as of January 1, 2012	2012 Charges	Cash	Non-cash	Accrual as of March 31, 2012
Employee termination benefits	$56.8	$4.7	$(46.4)	$—	$15.1
Contract termination costs	5.7	0.4	(0.4)	—	5.7
Other related costs	—	0.1	(0.1)	—	—

Total	$62.5	$5.2	$(46.9)	$—	$20.8

(3) Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	March 31, 2012	December 31, 2011
Raw materials	$580.4	$520.1
Work-in-process	37.0	36.0
Finished goods	98.1	81.7

Inventories	$715.5	$637.8

(4) Pre-Production Costs Related to Long-Term Supply Agreements

The Company incurs pre-production engineering and development (“E&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production E&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the Company does not have a non-cancelable right to use the tooling. During the first quarters of 2012 and 2011, the Company capitalized $59.7 million and $43.0 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During the first quarters of 2012 and 2011, the Company also capitalized $41.8 million and $38.7 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets. During the first quarters of 2012 and 2011, the Company collected $60.9 million and $96.7 million, respectively, of cash related to E&D and tooling costs.

The classification of recoverable customer engineering, development and tooling costs related to long-term supply agreements is shown below (in millions):

	March 31, 2012	December 31, 2011
Current	$131.6	$96.0
Long-term	67.0	64.2

Recoverable customer engineering, development and tooling	$198.6	$160.2

(5) Property, Plant and Equipment

Property, plant and equipment is stated at cost; however, as a result of the adoption of fresh-start accounting, property, plant and equipment was re-measured at estimated fair value as of November 7, 2009. For further information, see Note 3, “Fresh-Start Accounting,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Costs associated with the repair and maintenance of the Company’s property, plant and equipment are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency or safety of the Company’s property, plant and equipment are capitalized and depreciated over the remaining useful life of the related asset. Depreciable property is depreciated over the estimated useful lives of the assets, using principally the straight-line method.

A summary of property, plant and equipment is shown below (in millions):

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	March 31, 2012	December 31, 2011
Land	$107.8	$106.1
Buildings and improvements	415.8	406.1
Machinery and equipment	1,052.7	988.6
Construction in progress	15.8	3.3

Total property, plant and equipment	1,592.1	1,504.1
Less – accumulated depreciation	(485.5)	(432.1)

Net property, plant and equipment	$1,106.6	$1,072.0

Depreciation expense was $46.8 million and $54.6 million for the three months ended March 31, 2012 and April 2, 2011, respectively.

The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with GAAP. If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. The Company does not believe that there were any indicators that would have resulted in long-lived asset impairment charges as of March 31, 2012. The Company will, however, continue to assess the impact of any significant industry events and long-term automotive production estimates on the realization of its long-lived assets.

(6) Goodwill

A summary of the changes in the carrying amount of goodwill, all of which relates to the seating segment, for the three months ended March 31, 2012, is shown below (in millions):

Balance as of January 1, 2012	$628.6
Foreign currency translation	6.3

Balance as of March 31, 2012	$634.9

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

The Company does not believe that there were any indicators that would have resulted in goodwill impairment charges as of March 31, 2012. The Company will, however, continue to assess the impact of any significant industry events and long-term automotive production estimates on its recorded goodwill.

(7) Long-Term Debt

A summary of long-term debt and the related weighted average interest rates is shown below (in millions):

	March 31, 2012		December 31, 2011
	Long-Term Debt	Weighted Average Interest Rate	Long-Term Debt	Weighted Average Interest Rate
7.875% Senior Notes due 2018	$348.0	8.00%	$347.9	8.00%
8.125% Senior Notes due 2020	347.5	8.25%	347.5	8.25%

Long-term debt	$695.5		$695.4

Senior Notes

As of March 31, 2012, the Company’s long-term debt consists of $350 million in aggregate principal amount at maturity of senior unsecured notes due 2018 at a stated coupon rate of 7.875% (the “2018 Notes”) and $350 million in aggregate principal amount at maturity of senior unsecured notes due 2020 at a stated coupon rate of 8.125% (the “2020 Notes” and together with the 2018 Notes, the “Notes”). The 2018 Notes were priced at 99.276% of par, resulting in a yield to maturity of 8.00%, and the 2020 Notes were priced at 99.164% of par, resulting in a yield to maturity of 8.25%.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Notes were issued on March 26, 2010, and interest on the Notes is payable on March 15 and September 15 of each year. The 2018 Notes mature on March 15, 2018, and the 2020 Notes mature on March 15, 2020.

The Notes are senior unsecured obligations. The Company’s obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain domestic subsidiaries, which are directly or indirectly 100% owned by Lear. See Note 18, “Supplemental Guarantor Condensed Consolidating Financial Statements.”

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

As of March 31, 2012, the Company was in compliance with all covenants under the indenture governing the Notes.

Revolving Credit Facility

The Company’s amended and restated senior secured credit agreement provides for a $500 million revolving credit facility. The revolving credit facility permits borrowings for general corporate and working capital purposes and the issuance of letters of credit. The commitments under the revolving credit facility expire on June 17, 2016. As of March 31, 2012, there were no borrowings outstanding under the revolving credit facility.

Advances under the revolving credit facility generally bear interest at a variable rate per annum equal to (i) the Eurocurrency Rate (as defined) plus an adjustable margin of 1.375% to 3.0% based on the Company’s corporate rating (2.25% as of March 31, 2012), payable on the last day of each applicable interest period but in no event less frequently than quarterly, or (ii) the Adjusted Base Rate (as defined) plus an adjustable margin of 0.375% to 2.0% based on the Company’s corporate rating (1.25% as of March 31, 2012), payable quarterly. A facility fee is payable which ranges from 0.375% to 0.50% of the total amount committed under the revolving credit facility.

The Company’s obligations under the amended and restated senior secured credit agreement are secured on a first priority basis by a lien on substantially all of the U.S. assets of the Company and its domestic subsidiaries, as well as 100% of the stock of the Company’s domestic subsidiaries and 65% of the stock of certain of the Company’s foreign subsidiaries. In addition, obligations under the amended and restated senior secured credit agreement are guaranteed, jointly and severally, on a first priority basis, by certain domestic subsidiaries, which are directly or indirectly 100% owned by Lear. See Note 18, “Supplemental Guarantor Condensed Consolidating Financial Statements.”

The amended and restated senior secured credit agreement contains various customary representations, warranties and covenants by the Company, including, without limitation, (i) covenants regarding maximum leverage and minimum interest coverage, (ii) limitations on fundamental changes involving the Company or its subsidiaries and (iii) limitations on indebtedness, liens, investments and restricted payments. As of March 31, 2012, the Company was in compliance with all covenants under the agreement governing the amended and restated senior secured credit agreement.

For further information on the Notes and the revolving credit facility, see Note 8, “Long-Term Debt,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(8) Pension and Other Postretirement Benefit Plans

Net Periodic Pension and Other Postretirement Benefit Cost

The components of the Company’s net periodic pension benefit cost are shown below (in millions):

	Three Months Ended
	March 31, 2012		April 2, 2011
	U.S.	Foreign	U.S.	Foreign
Service cost	$0.8	$1.9	$0.7	$1.8
Interest cost	5.8	4.8	5.8	6.6
Expected return on plan assets	(6.6)	(5.5)	(6.6)	(8.1)
Amortization of actuarial loss	1.0	1.4	—	0.1
Settlement (gain) loss	0.6	—	(0.1)	—

Net periodic benefit cost	$1.6	$2.6	$(0.2)	$0.4

The components of the Company’s net periodic other postretirement benefit cost are shown below (in millions):

	Three Months Ended
	March 31, 2012		April 2, 2011
	U.S.	Foreign	U.S.	Foreign
Service cost	$0.1	$0.2	$0.1	$0.3
Interest cost	1.1	0.8	1.3	1.0
Amortization of actuarial loss	0.1	0.1	0.1	—
Special termination benefits	—	0.1	—	—

Net periodic benefit cost	$1.3	$1.2	$1.5	$1.3

Contributions

Employer contributions to the Company’s domestic and foreign pension plans for the three months ended March 31, 2012, were $8.6 million. The Company expects contributions to its domestic and foreign pension plans of $35 to $40 million in 2012. The Company may elect to make contributions in excess of minimum funding requirements in response to investment performance or changes in interest rates or when the Company believes that it is financially advantageous to do so and based on its other cash requirements.

Employer contributions to the Company’s defined contribution retirement program for its salaried employees, determined as a percentage of each covered employee’s eligible compensation, for the three months ended March 31, 2012, were $3.0 million. The Company expects total contributions to this program of $14.5 million in 2012.

(9) Other (Income) Expense, Net

Other (income) expense, net includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the sales of fixed assets and other miscellaneous income and expense. A summary of other (income) expense, net is shown below (in millions):

	March 31, 2012	April 2, 2011
Other expense	$3.2	$4.2
Other income	(2.9)	(7.0)

Other (income) expense, net	$0.3	$(2.8)

For the three months ended March 31, 2012, other income includes a gain of $1.6 million resulting from insurance recoveries related to the destruction of property, plant and equipment. See Note 13, “Legal and Other Contingencies.”

For the three months ended April 2, 2011, other income includes a gain of $3.9 million related to a fair market value adjustment in conjunction with a transaction with an affiliate.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(10) Income Taxes

The provision for income taxes was $39.3 million for the first quarter of 2012, representing an effective tax rate of 22.6% on pretax income before equity in net income of affiliates of $174.0 million, as compared to $40.0 million for the first quarter of 2011, representing an effective tax rate of 20.1% on pretax income before equity in net income of affiliates of $198.6 million.

In the first quarters of 2012 and 2011, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. The provision was also impacted by a portion of the Company’s restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Excluding these items, the effective tax rate in the first quarters of 2012 and 2011 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items.

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

For further information, see Note 9, “Income Taxes,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

(11) Net Income Per Share Attributable to Lear

Basic net income per share attributable to Lear is computed by dividing net income attributable to Lear by the average number of common shares outstanding during the period. Common shares issuable upon the satisfaction of certain conditions pursuant to a contractual agreement, such as those common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings, are considered common shares outstanding and are included in the computation of basic net income per share attributable to Lear.

Diluted net income per share attributable to Lear is computed using the treasury stock method by dividing net income attributable to Lear by the average number of common shares outstanding, including the dilutive effect of common stock equivalents using the average share price during the period.

A summary of information used to compute basic and diluted net income per share attributable to Lear is shown below (in millions, except share data):

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Three Months Ended
	March 31, 2012	April 2, 2011
Net income attributable to Lear	$134.1	$156.0

Average common shares outstanding	100,315,771	105,060,428
Dilutive effect of common stock equivalents	1,613,630	3,181,911

Average diluted shares outstanding	101,929,401	108,242,339

Basic net income per share attributable to Lear	$1.34	$1.48

Diluted net income per share attributable to Lear	$1.32	$1.44

(12) Comprehensive Income and Equity

Comprehensive Income

Comprehensive income is defined as all changes in the Company’s net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items recorded in equity are included in comprehensive income.

A summary of comprehensive income and reconciliations of equity, Lear Corporation stockholders’ equity and noncontrolling interests for the three months ended March 31, 2012 and April 2, 2011, are shown below (in millions):

	Three Months Ended March 31, 2012			Three Months Ended April 2, 2011
	Equity	Attributable to Lear Corporation Stockholders	Non- controlling Interests	Equity	Attributable to Lear Corporation Stockholders	Non- controlling Interests
Beginning equity balance	$2,561.1	$2,436.4	$124.7	$2,568.8	$2,460.2	$108.6
Stock-based compensation transactions	8.8	8.8	—	8.1	8.1	—
Repurchase of common stock	(52.5)	(52.5)	—	(27.4)	(27.4)	—
Dividends declared to Lear Corporation stockholders	(14.4)	(14.4)	—	(13.4)	(13.4)	—
Dividends paid to noncontrolling interests	(3.2)	—	(3.2)	(10.0)	—	(10.0)
Transactions with affiliates	(6.2)	(2.2)	(4.0)	2.4	—	2.4
Comprehensive income:
Net income	144.4	134.1	10.3	162.7	156.0	6.7
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	(4.4)	(4.4)	—	0.1	0.1	—
Derivative instruments and hedging activities	40.7	40.7	—	4.7	4.7	—
Foreign currency translation adjustment	31.1	30.6	0.5	67.7	67.0	0.7

Other comprehensive income	67.4	66.9	0.5	72.5	71.8	0.7

Comprehensive income	211.8	201.0	10.8	235.2	227.8	7.4

Ending equity balance	$2,705.4	$2,577.1	$128.3	$2,763.7	$2,655.3	$108.4

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

The Company repurchased 1,151,913 shares of its outstanding common stock at an average purchase price of $45.58 per share, excluding commissions, for an aggregate purchase price of $52.5 million in the first quarter of 2012 and repurchased 528,998 shares of its outstanding common stock at an average purchase price of $51.83 per share, excluding commissions, for an aggregate purchase

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

price of $27.4 million in the first quarter of 2011. As of March 31, 2012, the Company may repurchase an additional $368.4 million in shares of its outstanding common stock under this program. The extent to which the Company will repurchase its outstanding common stock and the timing of such repurchases will depend upon its financial condition, prevailing market conditions, alternative uses of capital and other factors. In addition, the Company’s amended and restated credit facility and the indenture governing the Notes place certain limitations on the repurchase of common shares.

In addition to shares repurchased under the Company’s common stock share repurchase program described above, the Company classified shares withheld from the settlement of the Company’s restricted stock unit awards to cover minimum tax withholding requirements as common stock held in treasury in the accompanying condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011.

Quarterly Dividend — In the first quarters of 2012 and 2011, the Company’s Board of Directors declared cash dividends of $0.14 and $0.125 per share of common stock, respectively. In the first quarter of 2012, declared dividends totaled $14.4 million, and dividends paid totaled $13.8 million. In the first quarter of 2011, declared dividends totaled $13.4 million, and dividends paid totaled $12.8 million. Dividends payable on common shares to be distributed under the Company’s stock-based compensation program and common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings will be paid when such common shares are distributed.

Noncontrolling Interests

Transactions with affiliates in the above table includes the acquisition of a noncontrolling interest in a consolidated subsidiary in the first quarter of 2012 and the acquisition of a controlling interest in an affiliate previously accounted for under the equity method in the first quarter of 2011.

(13) Legal and Other Contingencies

As of March 31, 2012 and December 31, 2011, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $14.7 million and $17.0 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.

On October 5, 2011, a plaintiff filed a putative class action complaint in the United States District Court for the Eastern District of Michigan against the Company and several other global suppliers of automotive wire harnesses alleging violations of federal and state antitrust and related laws. Since that time, a number of other plaintiffs have filed substantially similar class action complaints against the Company and these and other suppliers and individuals in a number of different federal district courts, and it is possible that additional similar lawsuits may be filed in the future. Plaintiffs purport to be direct and indirect purchasers of automotive wire harnesses supplied by the Company and/or the other defendants during the relevant period. The complaints allege that the defendants conspired to fix prices at which automotive wire harnesses were sold and that this had an anticompetitive effect upon interstate commerce in the United States. The complaints further allege that defendants fraudulently concealed their alleged conspiracy. The plaintiffs in these proceedings seek injunctive relief and recovery of an unspecified amount of damages, as well as costs and expenses relating to the proceedings, including attorneys’ fees. On February 7, 2012, the Judicial Panel on Multidistrict Litigation entered an order transferring and coordinating the various civil actions, for pretrial purposes, into one proceeding in the United States District Court for the Eastern District of Michigan. On February 17, 2012, a plaintiff filed a putative class action complaint in the Ontario (Canada) Superior Court of Justice against the Company and several other global suppliers of automotive wire harnesses alleging violations of Canadian laws related to competition. The allegations in this complaint are substantially similar to those complaints that have been filed in the United States. On November 17, 2011, the Company filed a motion with the United States Bankruptcy Court for the Southern District of New York seeking entry of an order enforcing the Company’s 2009 Plan of Reorganization and directing dismissal of the pending class action complaints. The bankruptcy court heard oral argument on the motion and, on February 10, 2012, ruled that claims against the Company alleging violation of antitrust law are enjoined to the extent that they arose prior to the Company’s emergence from Chapter 11 bankruptcy proceedings on November 9, 2009. The bankruptcy court further held that the District Court was the appropriate forum to address antitrust claims arising after the Company’s emergence from Chapter 11 bankruptcy proceedings. The Company is currently appealing the bankruptcy court’s decision. The ultimate outcome of this litigation, and consequently, an estimate of the possible loss, if any, related to this litigation, cannot reasonably be determined at this time. However, the Company believes the plaintiffs’ allegations against it are without merit and intends to vigorously defend itself in these proceedings.

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

A summary of the changes in reserves for product liability and warranty claims for the three months ended March 31, 2012, is shown below (in millions):

Balance as of January 1, 2012	$23.4
Expense, net (including changes in estimates)	0.3
Settlements	(1.4)
Foreign currency translation and other	0.4

Balance as of March 31, 2012	$22.7

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

As of March 31, 2012 and December 31, 2011, the Company had recorded environmental reserves of $2.8 million. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Other Matters

The Company is involved from time to time in various other legal proceedings and claims, including, without limitation, intellectual property matters, tax claims and employment matters. Although the outcome of any legal matter cannot be predicted with certainty, the Company does not believe that any of these other legal proceedings or claims in which the Company is currently involved, either individually or in the aggregate, will have a material adverse impact on its business, financial condition, results of operations or cash flows. However, no assurances can be given in this regard.

Although the Company records reserves for legal disputes, product liability and warranty claims and environmental and other matters in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain. Actual results may differ significantly from current estimates.

Insurance Recoveries

The Company has incurred losses and incremental costs related to the destruction of assets caused by a fire at one of its European production facilities in the third quarter of 2011 and is pursuing, and will continue to pursue, recovery of such costs under applicable insurance policies. Anticipated proceeds from insurance recoveries related to losses and incremental costs that have been incurred (“loss recoveries”) are recognized when receipt is probable. Anticipated proceeds from insurance recoveries in excess of the net book value of destroyed property, plant and equipment (“insurance gain contingencies”) are recognized when all contingencies related to the claim have been resolved. Loss recoveries related to the destruction of inventory and incremental costs are included in costs of sales, and loss recoveries and insurance gain contingencies related to the destruction of property, plant and equipment are included in other (income) expense, net. Cash proceeds related to the destruction of inventory and incremental costs are included in cash flows from operating activities, and cash proceeds related to the destruction of property, plant and equipment are included in cash flows from investing activities.

Through the first quarter of 2012, the Company incurred cumulative losses and incremental costs of $34.7 million ($10.7 million incurred in the first quarter of 2012). The Company also recognized in cost of sales cumulative loss recoveries of $20.1 million ($10.0 million recognized in the first quarter of 2012) and cumulative loss recoveries and insurance gain contingencies in other (income) expense of $5.0 million ($1.6 million recognized in the first quarter of 2012). In addition, the Company has received cumulative cash proceeds of $21.1 million ($8.5 million received in the first quarter of 2012), of which $16.6 million ($7.5 million in the first quarter of 2012) has been reflected in cash flows from operating activities and $4.5 million ($1.0 million in the first quarter of 2012) has been reflected in cash flows from investing activities.

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

The Company evaluates the performance of its operating segments based primarily on (i) revenues from external customers, (ii) pretax income before equity in net income of affiliates, interest expense and other (income) expense (“segment earnings”) and (iii) cash flows, defined as segment earnings less capital expenditures plus depreciation and amortization. A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended March 31, 2012
	Seating	EPMS	Other	Consolidated
Revenues from external customers	$2,813.8	$830.2	$—	$3,644.0
Segment earnings (1)	185.8	52.6	(51.6)	186.8
Depreciation and amortization	33.5	18.2	2.0	53.7
Capital expenditures	42.4	25.4	2.5	70.3
Total assets	4,247.9	1,389.3	1,898.8	7,536.0

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Three Months Ended April 2, 2011
	Seating	EPMS	Other	Consolidated
Revenues from external customers	$2,725.0	$786.7	$—	$3,511.7
Segment earnings (1)	208.5	44.1	(53.5)	199.1
Depreciation and amortization	37.1	22.6	1.8	61.5
Capital expenditures	33.1	37.0	0.4	70.5
Total assets	4,023.4	1,246.4	2,093.2	7,363.0

(1)	See definition above

For the three months ended March 31, 2012, segment earnings include restructuring charges of $3.7 million, $1.3 million and $0.2 million in the seating and EPMS segments and in the other category, respectively. For the three months ended April 2, 2011, segment earnings include restructuring charges of $1.5 million and $0.1 million in the seating and EPMS segments, respectively. There were no restructuring charges in the other category for the three months ended April 2, 2011. See Note 2, “Restructuring.”

A reconciliation of consolidated segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

	Three Months Ended
	March 31, 2012	April 2, 2011
Segment earnings	$186.8	$199.1
Interest expense	12.5	3.3
Other (income) expense, net	0.3	(2.8)

Consolidated income before provision for income taxes and equity in net income of affiliates	$174.0	$198.6

(15) Financial Instruments

The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to the quoted market prices of these securities (Level 1 of the fair value hierarchy). As of March 31, 2012, the aggregate carrying value of the Company’s Notes was $695.5 million, as compared to an estimated aggregate fair value of $769.0 million. As of December 31, 2011, the aggregate carrying value of the Company’s Notes was $695.4 million, as compared to an estimated aggregate fair value of $764.6 million.

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

Foreign exchange — The Company uses forwards, swaps and other derivative contracts to reduce the effects of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce exposure to fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, various European currencies, the Chinese renminbi and the Canadian dollar. Forwards, swaps and other derivative contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or relates to the variability of cash flows to be received or paid. As of March 31, 2012 and December 31, 2011, contracts designated as cash flow hedges with $571.7 million and $585.7 million, respectively, of notional amount were outstanding with maturities of less than 17 months. As of March 31, 2012 and December 31, 2011, the fair value of these contracts was approximately $1.3 million and

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

($39.1) million, respectively. As of March 31, 2012 and December 31, 2011, other foreign currency derivative contracts that did not qualify for hedge accounting with $121.9 million and $148.4 million, respectively, of notional amount were outstanding. These foreign currency derivative contracts consist principally of cash transactions of up to 13 months, hedges of intercompany loans and hedges of certain other balance sheet exposures. As of March 31, 2012 and December 31, 2011, the fair value of these contracts was approximately ($3.4) million and ($5.4) million, respectively.

The fair value of outstanding foreign currency derivative contracts and the related classification in the accompanying condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011, are shown below (in millions):

	March 31, 2012	December 31, 2011
Contracts qualifying for hedge accounting:
Other current assets	$9.4	$0.2
Other long-term assets	1.0	—
Other current liabilities	(8.8)	(38.1)
Other long-term liabilities	(0.3)	(1.2)

	1.3	(39.1)

Contracts not qualifying for hedge accounting:
Other current assets	0.1	—
Other current liabilities	(3.5)	(5.4)

	(3.4)	(5.4)

	$(2.1)	$(44.5)

Pretax amounts related to foreign currency derivative contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	March 31, 2012	April 2, 2011
Contracts qualifying for hedge accounting:
Gains recognized in accumulated other comprehensive loss	$40.1	$5.3
(Gains) losses reclassified from accumulated other comprehensive loss	0.3	(0.4)

Comprehensive income	$40.4	$4.9

For the three months ended March 31, 2012 and April 2, 2011, net sales includes gains (losses) of $0.2 million and ($0.1) million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts. For the three months ended March 31, 2012 and April 2, 2011, cost of sales includes gains (losses) of ($0.5) million and $0.5 million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts.

Interest rate — Historically, the Company used interest rate swap and other derivative contracts to manage its exposure to fluctuations in interest rates. Interest rate swap and other derivative contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges. Interest rate swap and other derivative contracts which hedge the change in fair value of certain fixed rate debt instruments are accounted for as fair value hedges. As of March 31, 2012 and December 31, 2011, there were no interest rate contracts outstanding. The Company will continue to evaluate, and may use, derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage its exposures to fluctuations in interest rates in the future.

Commodity prices — The Company uses derivative instruments to reduce its exposure to fluctuations in certain commodity prices. These derivative instruments are utilized to hedge forecasted inventory purchases and to the extent that they qualify and meet hedge accounting criteria, they are accounted for as cash flow hedges. Commodity swap contracts that are not designated as cash flow hedges are marked to market with changes in fair value recognized immediately in the condensed consolidated statements of comprehensive income. See Note 9, “Other (Income) Expense, Net.” As of March 31, 2012 and December 31, 2011, commodity swap contracts with $2.0 and $3.4 million, respectively, of notional amount were outstanding with maturities of less than seven and twelve months, respectively. As of March 31, 2012 and December 31, 2011, the fair market value of these contracts was approximately zero and ($0.3) million, respectively.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The fair value of outstanding commodity swap contracts and the related classification in the accompanying condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011, are shown below (in millions):

	March 31, 2012	December 31, 2011
Contracts qualifying for hedge accounting:
Other current liabilities	$—	$(0.3)

Pretax amounts related to commodity swap contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	March 31, 2012	April 2, 2011
Contracts qualifying for hedge accounting:
Gains (losses) recognized in accumulated other comprehensive loss	$0.1	$(0.2)
Losses reclassified from accumulated other comprehensive loss	0.2	—

Comprehensive income (loss)	$0.3	$(0.2)

For the three months ended March 31, 2012, cost of sales includes losses of $0.2 million reclassified from accumulated other comprehensive loss related to commodity price contracts.

As of March 31, 2012 and December 31, 2011, pretax net gains (losses) of approximately $1.3 million and ($39.4) million, respectively, related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. During the three months ended March 31, 2012 and April 2, 2011, the Company reclassified net gains (losses) of approximately ($0.5) million and $0.4 million, respectively, related to its hedging activities from accumulated other comprehensive loss into earnings. During the twelve month period ending March 30, 2013, the Company expects to reclassify into earnings net gains of approximately $0.6 million recorded in accumulated other comprehensive loss as of March 31, 2012. Such gains will be reclassified at the time that the underlying hedged transactions are realized. During the three months ended March 31, 2012 and April 2, 2011, amounts recognized in the accompanying condensed consolidated statements of comprehensive income related to changes in the fair value of cash flow and fair value hedges excluded from the Company’s effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Items measured at fair value on a recurring basis – Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, are shown below (in millions):

	March 31, 2012
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts	Recurring	$(2.1)	Market/Income	$—	$(2.1)	$—
Commodity swap contracts	Recurring	$—	Market/Income	$—	$—	$—

	December 31, 2011
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts	Recurring	$(44.5)	Market/Income	$—	$(44.5)	$—
Commodity swap contracts	Recurring	$(0.3)	Market/Income	$—	$(0.3)	$—

The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, these discount rates are adjusted by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. To estimate this credit spread, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy, to the extent that such adjustment is necessary. As of March 31, 2012 and December 31, 2011, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy during the first quarter of 2012.

Items measured at fair value on a non-recurring basis – The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. As of March 31, 2012 and December 31, 2011, there were no significant assets or liabilities measured at fair value on a non-recurring basis.

(16) Accounting Pronouncements

Comprehensive Income

The Financial Accounting Standards Board (“FASB”) amended ASC 220, “Comprehensive Income,” with ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income,” which revises the manner in which comprehensive income is presented in an entity’s financial statements. This update requires the presentation of the components of comprehensive income in either a continuous statement of comprehensive income or in two separate but consecutive financial statements. The option to present comprehensive income in the statement of stockholders’ equity has been eliminated. The provisions of this update were effective as of January 1, 2012, and the Company has included a condensed consolidated statement of comprehensive income as part of the condensed consolidated financial statements included in this Report.

Fair Value Measurements

The FASB amended ASC 820, “Fair Value Measurements,” with ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update provides converged guidance on how to measure fair value, which is largely consistent with existing GAAP. This update also requires additional fair value measurement disclosures. The provisions of this update were effective as of January 1, 2012. The effects of adoption were not significant.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(17) Subsequent Event

On April 11, 2012, the Company signed an agreement to acquire Guilford Mills (“Guilford”), a privately-held portfolio company of Cerberus Capital Management, L.P. that manufactures fabrics for the automotive and specialty markets, for approximately $260 million. The closing of the transaction is expected to occur in the second quarter of 2012 and is subject to customary conditions, including regulatory approvals. Guilford is based in Wilmington, North Carolina and has annual sales of approximately $400 million.

The Guilford acquisition will be accounted for as a purchase, and accordingly, the assets acquired, liabilities assumed and Guilford’s results of operations will be included in the Company’s condensed consolidated financial statements beginning on the transaction closing date.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements

	March 31, 2012
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$805.4	$0.1	$825.4	$—	$1,630.9
Accounts receivable	72.3	388.8	1,905.2	—	2,366.3
Inventories	7.0	256.2	452.3	—	715.5
Other	117.5	25.3	389.5	—	532.3

Total current assets	1,002.2	670.4	3,572.4	—	5,245.0

LONG-TERM ASSETS:
Property, plant and equipment, net	89.9	170.4	846.3	—	1,106.6
Goodwill	23.5	303.9	307.5	—	634.9
Investments in subsidiaries	648.5	1,020.7	—	(1,669.2)	—
Other	114.3	32.1	403.1	—	549.5

Total long-term assets	876.2	1,527.1	1,556.9	(1,669.2)	2,291.0

Total assets	$1,878.4	$2,197.5	$5,129.3	$(1,669.2)	$7,536.0

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and drafts	$113.4	$591.7	$1,650.1	$—	$2,355.2
Accrued liabilities	127.4	178.8	775.6	—	1,081.8

Total current liabilities	240.8	770.5	2,425.7	—	3,437.0

LONG-TERM LIABILITIES:
Long-term debt	695.5	—	—	—	695.5
Intercompany accounts, net	(1,836.1)	745.9	1,090.2	—	—
Other	201.1	145.8	351.2	—	698.1

Total long-term liabilities	(939.5)	891.7	1,441.4	—	1,393.6

EQUITY:
Lear Corporation stockholders’ equity	2,577.1	535.3	1,133.9	(1,669.2)	2,577.1
Noncontrolling interests	—	—	128.3	—	128.3

Equity	2,577.1	535.3	1,262.2	(1,669.2)	2,705.4

Total liabilities and equity	$1,878.4	$2,197.5	$5,129.3	$(1,669.2)	$7,536.0

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	December 31, 2011
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$820.3	$1.4	$932.6	$—	$1,754.3
Accounts receivable	56.4	299.1	1,524.6	—	1,880.1
Inventories	7.7	234.1	396.0	—	637.8
Other	99.4	18.4	371.5	—	489.3

Total current assets	983.8	553.0	3,224.7	—	4,761.5

LONG-TERM ASSETS:
Property, plant and equipment, net	90.2	164.5	817.3	—	1,072.0
Goodwill	23.5	303.9	301.2	—	628.6
Investments in subsidiaries	594.2	931.1	—	(1,525.3)	—
Other	115.2	30.9	402.7	—	548.8

Total long-term assets	823.1	1,430.4	1,521.2	(1,525.3)	2,249.4

Total assets	$1,806.9	$1,983.4	$4,745.9	$(1,525.3)	$7,010.9

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and drafts	$92.2	$473.7	$1,448.4	$—	$2,014.3
Accrued liabilities	135.5	171.0	742.7	—	1,049.2

Total current liabilities	227.7	644.7	2,191.1	—	3,063.5

LONG-TERM LIABILITIES:
Long-term debt	695.4	—	—	—	695.4
Intercompany accounts, net	(1,754.6)	675.2	1,079.4	—	—
Other	202.0	149.0	339.9	—	690.9

Total long-term liabilities	(857.2)	824.2	1,419.3	—	1,386.3

EQUITY:
Lear Corporation stockholders’ equity	2,436.4	514.5	1,010.8	(1,525.3)	2,436.4
Noncontrolling interests	—	—	124.7	—	124.7

Equity	2,436.4	514.5	1,135.5	(1,525.3)	2,561.1

Total liabilities and equity	$1,806.9	$1,983.4	$4,745.9	$(1,525.3)	$7,010.9

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Three Months Ended March 31, 2012
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$135.2	$1,442.6	$3,217.5	$(1,151.3)	$3,644.0

Cost of sales	168.2	1,147.8	3,169.5	(1,151.3)	3,334.2
Selling, general and administrative expenses	37.9	7.1	71.1	—	116.1
Amortization of intangible assets	0.3	0.1	6.5	—	6.9
Intercompany charges	2.3	0.4	(2.7)	—	—
Interest expense	(0.5)	6.0	7.0	—	12.5
Other intercompany (income) expense, net	(95.0)	224.1	(129.1)	—	—
Other (income) expense, net	(1.0)	(0.2)	1.5	—	0.3

Consolidated income before income taxes and equity in net income of affiliates and subsidiaries	23.0	57.3	93.7	—	174.0
Provision for income taxes	2.7	0.7	35.9	—	39.3
Equity in net income of affiliates	(4.1)	0.1	(5.7)	—	(9.7)
Equity in net income of subsidiaries	(109.7)	(60.9)	—	170.6	—

Consolidated net income	134.1	117.4	63.5	(170.6)	144.4
Less: Net income attributable to noncontrolling interests	—	—	10.3	—	10.3

Net income attributable to Lear	$134.1	$117.4	$53.2	$(170.6)	$134.1

Consolidated comprehensive income	$201.0	$148.6	$100.8	$(238.6)	$211.8
Less: Comprehensive income attributable to noncontrolling interests	—	—	10.8	—	10.8

Comprehensive income attributable to Lear	$201.0	$148.6	$90.0	$(238.6)	$201.0

	For the Three Months Ended April 2, 2011
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$93.7	$1,266.7	$3,162.0	$(1,010.7)	$3,511.7

Cost of sales	121.7	1,148.3	2,929.0	(1,010.7)	3,188.3
Selling, general and administrative expenses	39.3	11.6	66.6	—	117.5
Amortization of intangible assets	0.3	0.1	6.4	—	6.8
Intercompany charges	2.1	0.4	(2.5)	—	—
Interest expense	(0.7)	5.2	(1.2)	—	3.3
Other intercompany (income) expense, net	(85.3)	44.0	41.3	—	—
Other (income) expense, net	(6.7)	0.9	3.0	—	(2.8)

Consolidated income before income taxes and equity in net income of affiliates and subsidiaries	23.0	56.2	119.4	—	198.6
Provision for income taxes	3.0	—	37.0	—	40.0
Equity in net income of affiliates	—	—	(4.1)	—	(4.1)
Equity in net income of subsidiaries	(136.0)	(87.3)	—	223.3	—

Consolidated net income	156.0	143.5	86.5	(223.3)	162.7
Less: Net income attributable to noncontrolling interests	—	—	6.7	—	6.7

Net income attributable to Lear	$156.0	$143.5	$79.8	$(223.3)	$156.0

Consolidated comprehensive income	$227.8	$149.9	$152.5	$(295.0)	$235.2
Less: Comprehensive income attributable to noncontrolling interests	—	—	7.4	—	7.4

Comprehensive income attributable to Lear	$227.8	$149.9	$145.1	$(295.0)	$227.8

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Three Months Ended March 31, 2012
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net cash provided by operating activities	$15.4	$93.3	$(104.5)	$—	$4.2
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(3.0)	(16.5)	(50.8)	—	(70.3)
Insurance proceeds	—	—	1.0	—	1.0
Other, net	0.2	1.2	3.5	—	4.9

Net cash used in investing activities	(2.8)	(15.3)	(46.3)	—	(64.4)

Cash Flows from Financing Activities:
Repurchase of common stock	(52.5)	—	—	—	(52.5)
Dividends paid to Lear Corporation stockholders	(13.8)	—	—	—	(13.8)
Dividends paid to noncontrolling interests	—	—	(3.2)	—	(3.2)
Other	2.3	—	(5.5)	—	(3.2)
Change in intercompany accounts	36.5	(79.3)	42.8	—	—

Net cash used in financing activities	(27.5)	(79.3)	34.1	—	(72.7)

Effect of foreign currency translation	—	—	9.5	—	9.5

Net Change in Cash and Cash Equivalents	(14.9)	(1.3)	(107.2)	—	(123.4)
Cash and Cash Equivalents as of Beginning of Period	820.3	1.4	932.6	—	1,754.3

Cash and Cash Equivalents as of End of Period	$805.4	$0.1	$825.4	$—	$1,630.9

	For the Three Months Ended April 2, 2011
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net cash provided by operating activities	$26.5	$52.9	$74.8	$—	$154.2
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(2.3)	(14.1)	(54.1)	—	(70.5)
Other, net	(0.1)	0.1	(6.6)	—	(6.6)

Net cash used in investing activities	(2.4)	(14.0)	(60.7)	—	(77.1)

Cash Flows from Financing Activities:
Other long-term debt repayments, net	—	—	(1.1)	—	(1.1)
Short-term debt repayments, net	—	—	(0.5)	—	(0.5)
Repurchase of common stock	(27.4)	—	—	—	(27.4)
Dividends paid to Lear Corporation stockholders	(12.8)	—	—	—	(12.8)
Dividends paid to noncontrolling interests	—	—	(10.0)	—	(10.0)
Other	(1.4)	—	—	—	(1.4)
Change in intercompany accounts	(4.2)	(39.2)	43.4	—	—

Net cash used in financing activities	(45.8)	(39.2)	31.8	—	(53.2)

Effect of foreign currency translation	—	—	29.1	—	29.1

Net Change in Cash and Cash Equivalents	(21.7)	(0.3)	75.0	—	53.0
Cash and Cash Equivalents as of Beginning of Period	808.8	0.4	844.9	—	1,654.1

Cash and Cash Equivalents as of End of Period	$787.1	$0.1	$919.9	$—	$1,707.1

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

The 2011 supplemental guarantor condensed consolidating financial statements have been restated to reflect certain changes to the equity investments of the Guarantors.

Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

Selling, General and Administrative Expenses — Corporate and division selling, general and administrative expenses are allocated to the operating subsidiaries based on various factors, which estimate usage of particular corporate and division functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries. During the three months ended March 31, 2012 and April 2, 2011, $5.8 million and $5.4 million, respectively, of selling, general and administrative expenses were allocated from Lear.

Long-Term Debt of Lear and the Guarantors — A summary of long-term debt of Lear and the Guarantors on a combined basis is shown below (in millions):

	March 31, 2012	December 31, 2011
Senior notes	$695.5	$695.4

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

Global industry production volumes have improved significantly in recent years from the decline experienced in 2008 and 2009 as a result of the global economic downturn. In the first three months of 2012, global vehicle production increased by approximately 6% from a year ago levels to 20.2 million units. North American industry production increased by approximately 16% from a year ago levels to 3.9 million units, while European industry production decreased by approximately 6% from a year ago levels to 4.6 million units.

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

Our customers require us to reduce our prices over the life of a vehicle model and, at the same time, assume significant responsibility for the design, development and engineering of our products. Our financial performance is largely dependent on our ability to achieve product cost reductions through design enhancement and supply chain management, as well as manufacturing efficiencies and restructuring actions. We also seek to enhance our financial performance by investing in product development, design capabilities and new product initiatives that respond to the needs of our customers and consumers. We continually evaluate operational and strategic alternatives to align our business with the changing needs of our customers and improve our business structure by investing in vertical integration opportunities.

Our material cost as a percentage of net sales was 68.3% in the first three months of 2012, as compared to 68.6% in 2011. Raw material, energy and commodity costs have been volatile over the past several years. Unfavorable industry conditions in recent years have also resulted in financial distress within our supply base and an increase in the risk of supply disruption. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, financial hedges for certain commodities and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. These costs remain volatile and could have an adverse impact on our operating results in the foreseeable future.

See“— Forward-Looking Statements” below and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in this Report.

LEAR CORPORATION

Financial Measures

In evaluating our financial condition and operating performance, we focus primarily on earnings, operating margins, cash flows and return on invested capital. In addition to maintaining and expanding our business with our existing customers in our more established markets, our expansion plans are focused primarily on emerging markets. Asia, in particular, continues to present significant growth opportunities, as major global automotive manufacturers implement production expansion plans and local automotive manufacturers aggressively expand their operations to meet demand in this region. We currently have 19 joint ventures with operations in Asia, as well as an additional three joint ventures in North America and Europe dedicated to serving Asian automotive manufacturers. In addition, we have aggressively pursued this strategy by selectively increasing our vertical integration capabilities globally, as well as expanding our component manufacturing capacity in Mexico, Eastern Europe, Africa and Asia. Furthermore, we have expanded our low-cost engineering capabilities in China, India and the Philippines.

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

Acquisition

On April 11, 2012, we signed an agreement to acquire Guilford Mills, a privately-held portfolio company of Cerberus Capital Management, L.P. that manufactures fabrics for the automotive and specialty markets, for approximately $260 million. The closing of the transaction is expected to occur in the second quarter of 2012 and is subject to customary conditions, including regulatory approvals. Guilford Mills is based in Wilmington, North Carolina and has annual sales of approximately $400 million. In the first quarter of 2012, we incurred approximately $1 million of costs related to this transaction.

Operational Restructuring

In 2005, we initiated a multi-year operational restructuring strategy to (i) eliminate excess capacity and lower our operating costs, (ii) streamline our organizational structure and reposition our business for improved long-term profitability and (iii) better align our manufacturing capabilities with the changing needs of our customers. In light of industry conditions and customer announcements, we expanded this strategy. Through the end of 2011, we incurred pretax restructuring costs of approximately $804 million and related manufacturing inefficiency charges of $76 million.

In the first three months of 2012, we incurred additional restructuring costs of approximately $5 million as we continued to restructure our global operations and aggressively reduce our costs. Cash expenditures related to our restructuring actions, which primarily consisted of employee termination benefit payments, totaled $47 million in the first three months of 2012. We expect annual restructuring actions and related investments to moderate in the current year and thereafter. Our restructuring strategy has resulted in the closure of 48 manufacturing and 11 administrative facilities and a current footprint with more than 80% of our component facilities and more than 90% of our related employment in 21 low-cost countries.

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

Share Repurchase Program and Quarterly Cash Dividend

In February 2011, our Board of Directors authorized a three year, $400 million common stock share repurchase program. In January 2012, our Board of Directors authorized an increase in the amount of the common stock share repurchase program from $400 million to $700 million. In February 2012, our Board of Directors declared a quarterly cash dividend of $0.14 per share of common stock. For further information, see “— Liquidity and Capital Resources” below and Note 12, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION

Other Matters

In the first quarter of 2011, we recognized a gain of $4 million related to an affiliate transaction.

As discussed above, our results for the first quarters of 2012 and 2011 reflect the following items (in millions):

	Three months ended
	March 31, 2012	April 2, 2011
Costs related to restructuring actions, including manufacturing inefficiencies of $1 million in 2011	$5	$2
Gain related to affiliate transaction	—	(4)

For further information regarding these items, see Note 2, “Restructuring Activities,” and Note 9, “Other (Income) Expense, Net,” to the condensed consolidated financial statements included in this Report.

This section includes forward-looking statements that are subject to risks and uncertainties. For further information regarding other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see “— Forward-Looking Statements” below and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in this Report.

RESULTS OF OPERATIONS

A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three months ended
	March 31, 2012		April 2, 2011
Net sales
Seating systems	$2,813.8	77.2%	$2,725.0	77.6%
Electrical power management systems	830.2	22.8	786.7	22.4

Net sales	3,644.0	100.0	3,511.7	100.0
Cost of sales	3,334.2	91.5	3,188.3	90.8

Gross profit	309.8	8.5	323.4	9.2
Selling, general and administrative expenses	116.1	3.2	117.5	3.3
Amortization of intangible assets	6.9	0.2	6.8	0.2
Interest expense	12.5	0.3	3.3	0.1
Other (income) expense, net	0.3	—	(2.8)	(0.1)
Provision for income taxes	39.3	1.1	40.0	1.2
Equity in net income of affiliates	(9.7)	(0.3)	(4.1)	(0.1)
Net income attributable to noncontrolling interests	10.3	0.3	6.7	0.2

Net income attributable to Lear	$134.1	3.7%	$156.0	4.4%

Three Months Ended March 31, 2012 vs. Three Months Ended April 2, 2011

Net sales in the first quarter of 2012 were $3.6 billion, as compared to $3.5 billion in the first quarter of 2011, an increase of $132 million or 3.8%. New business and improved production volumes on Lear platforms positively impacted net sales by $153 million and $27 million, respectively. These increases were partially offset by net foreign exchange rate fluctuations.

Cost of sales in the first quarter of 2012 was $3.3 billion, as compared to $3.2 billion in the first quarter of 2011. This increase is largely due to the impact of new business and improved production volumes on Lear platforms, partially offset by net foreign exchange rate fluctuations, and is consistent with the increase in net sales.

Gross profit and gross margin were $310 million and 8.5% in the quarter ended March 31, 2012, as compared to $323 million and 9.2% in the quarter ended April 2, 2011. The impact of selling price reductions, as well as higher product and facility launch costs and program development costs, was partially offset by favorable operating performance and the benefit of operational restructuring actions and new business.

LEAR CORPORATION

Selling, general and administrative expenses, including engineering and development expenses, were $116 million in the three months ended March 31, 2012, as compared to $118 million in the three months ended April 2, 2011. As a percentage of net sales, selling, general and administrative expenses declined to 3.2% in the first quarter of 2012, as compared to 3.3% in the first quarter of 2011.

Amortization of intangible assets was $7 million in the first quarters of 2012 and 2011.

Interest expense was $13 million in the first quarter of 2012, as compared to $3 million in the first quarter of 2011. This increase was primarily due to the refund of interest in 2011 related to a favorable settlement of an indirect tax matter in a foreign jurisdiction.

Other (income) expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the sales of fixed assets and other miscellaneous income and expense, was expense of less than $1 million in the first quarter of 2012, as compared to income of $3 million in the first quarter of 2011, reflecting a gain of $4 million related to an affiliate transaction recognized in 2011 and a decrease in foreign exchange gains in the current quarter.

The provision for income taxes was $39 million for the first quarter of 2012, representing an effective tax rate of 22.6% on pretax income before equity in net income of affiliates of $174 million, as compared to $40 million for the first quarter of 2011, representing an effective tax rate of 20.1% on a pretax income before equity in net income of affiliates of $199 million. In the first quarters of 2012 and 2011, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. The provision was also impacted by a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Excluding these items, the effective tax rate in the first quarters of 2012 and 2011 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items.

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

As of December 31, 2011, we had a valuation allowance related to tax loss and credit carryforwards and other deferred tax assets of $880 million in the United States and $517 million in several international jurisdictions. If we continue to generate pretax earnings in the United States in 2012 and our forecasted earnings thereafter remain favorable, we may reverse a significant portion of the U.S. valuation allowance in the second half of 2012. In addition, if we experience sustained levels of profitability in certain international jurisdictions in the future, our assessment of the need for a full valuation allowance with respect to the deferred tax assets in those jurisdictions could change. A reduction in our valuation allowance could have a significant impact on tax expense and net income in the period in which such reduction occurs.

Equity in net income of affiliates was $10 million in the quarter ended March 31, 2012, as compared to $4 million in the quarter ended April 2, 2011, reflecting the improved performance of our equity affiliates.

Net income attributable to Lear in the first quarter of 2012 was $134 million, or $1.32 per diluted share, as compared to $156 million, or $1.44 per diluted share, in the first quarter of 2011, for the reasons described above.

Reportable Operating Segments

We have two reportable operating segments: seating, which includes seat systems and related components, such as seat frames, recliner mechanisms, seat tracks, seat trim covers, headrests and seat foam, and electrical power management systems (“EPMS”), which includes wiring, connectors, junction boxes and various other components of electrical distribution systems for traditional powertrain vehicles, as well as for hybrid and electric vehicles. The financial information presented below is for our two reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment. Corporate and regional headquarters costs include various support functions, such as information technology, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s pretax income before equity in net income of affiliates, interest expense and other (income) expense (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under GAAP. Segment earnings and the

LEAR CORPORATION

related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income attributable to Lear, net cash provided by operating activities or other statement of comprehensive income or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates, see Note 14, “Segment Reporting,” to the condensed consolidated financial statements included in this Report.

Seating

A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Three months ended
	March 31, 2012	April 2, 2011
Net sales	$2,813.8	$2,725.0
Segment earnings (1)	185.8	208.5
Margin	6.6%	7.7%

(1)	See definition above.

Seating net sales were $2.8 billion in the first quarter of 2012, as compared to $2.7 billion in the first quarter of 2011, an increase of $89 million or 3.3%. New business and improved production volumes on Lear platforms positively impacted net sales by $94 million and $13 million, respectively. These increases were partially offset by net foreign exchange rate fluctuations. Segment earnings, including restructuring costs, and the related margin on net sales were $186 million and 6.6% in the first three months of 2012, as compared to $209 million and 7.7% in the first three months of 2011. The impact of selling price reductions, as well as higher product and facility launch costs and program development costs, was partially offset by favorable operating performance and the benefit of operational restructuring actions and new business.

EPMS

A summary of financial measures for our EPMS segment is shown below (dollar amounts in millions):

	Three months ended
	March 31, 2012	April 2, 2011
Net sales	$830.2	$786.7
Segment earnings (1)	52.6	44.1
Margin	6.3%	5.6%

(1)	See definition above.

EPMS net sales were $830 million in the first quarter of 2012, as compared to $787 million in the first quarter of 2011, an increase of $44 million or 5.5%. New business positively impacted net sales by $59 million. Improved global vehicle production volumes were offset by net foreign exchange rate fluctuations. Segment earnings, including restructuring costs, and the related margin on net sales were $53 million and 6.3% in the first three months of 2012, as compared to $44 million and 5.6% in the first three months of 2011. Favorable operating performance and the benefit of operational restructuring actions, as well as new business, were partially offset by the impact of selling price reductions and higher product and facility launch costs.

Other

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three months ended
	March 31, 2012	April 2, 2011
Net sales	$—	$—
Segment earnings (1)	(51.6)	(53.5)
Margin	N/A	N/A

(1)	See definition above.

LEAR CORPORATION

Our other category includes unallocated corporate and regional headquarters costs, as well as the elimination of intercompany activity. Corporate and regional headquarters costs include various support functions, such as information technology, corporate finance, legal, executive administration and human resources. Segment earnings related to our other category were ($52) million in the first three months of 2012, as compared to ($54) million in the first three months of 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, operational restructuring actions and debt service requirements. Our principal sources of liquidity are cash flows from operating activities, borrowings under available credit facilities and our existing cash balance. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and the combination of dividends, royalties, intercompany loan repayments and other distributions and advances from our subsidiaries to provide the funds necessary to meet our obligations. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. As of March 31, 2012 and December 31, 2011, we had $1.6 billion and $1.8 billion, respectively, of cash and cash equivalents on hand to support our liquidity needs, of which $823 million and $931 million, respectively, was held in foreign subsidiaries and can be repatriated primarily through the repayment of intercompany loans without creating additional income tax expense. For further information regarding potential dividends from our non-U.S. subsidiaries, see Note 9, “Income Taxes,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Cash Flows

Net cash provided by operating activities was $4 million in the first three months of 2012, as compared to $154 million in the first three months of 2011. The net change in working capital items resulted in an incremental decrease in operating cash flow of $70 million between periods, primarily due to cash payments related to previously accrued restructuring activities and the launch of several new facilities. The net change in recoverable customer engineering, development and tooling and lower earnings in the first quarter of 2012 also resulted in a decrease in operating cash flow between periods. In the first three months of 2012, increases in accounts receivable and accounts payable resulted in a use of cash of $457 million and a source of cash of $310 million, respectively, primarily reflecting the impact of improved volumes on Lear platforms in the first quarter of 2012, as compared to the fourth quarter of 2011. The impact of increases in inventories, other current assets and accrued liabilities were largely offsetting.

Net cash used in investing activities was $64 million in the first three months of 2012, as compared to $77 million in the first three months of 2011. The decrease between periods primarily relates to a transaction with an affiliate in 2011. Capital spending in 2012 is estimated at approximately $455 million, which includes approximately $30 million of replacement assets associated with a fire in 2011. We expect to receive recovery for the replacement assets through related insurance proceeds.

Net cash used in financing activities was $73 million in the first three months of 2012, as compared to $53 million in the first three months of 2011. In first three months of 2012, we repurchased $53 million of our common stock, as compared to repurchases of $27 million in the first three months of 2011. In addition, we paid $3 million and $10 million in dividends to noncontrolling interests in the three months of 2012 and 2011, respectively. For further information regarding our share repurchase program, see “— Capitalization,” below and Note 12, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report.

Capitalization

From time to time, we utilize uncommitted credit facilities to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries, as well as uncommitted lines of credit for our short-term working capital fluctuations, in addition to cash provided by operating activities. As of March 31, 2012, there were no short-term debt balances outstanding. As of April 2, 2011, our outstanding short-term debt balance was $4 million. For the three months ended April 2, 2011, the weighted average interest rate on our short-term debt balances was 5.0%. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors.

Senior Notes

As of March 31, 2012, our long-term debt consists of $350 million in aggregate principal amount at maturity of senior unsecured notes due 2018 at a stated coupon rate of 7.875% (the “2018 Notes”) and $350 million in aggregate principal amount at maturity of senior unsecured notes due 2020 at a stated coupon rate of 8.125% (the “2020 Notes” and together with the 2018 Notes, the “Notes”). As of March 31, 2012 and December 31, 2011, we had $696 million and $695 million, respectively, of Notes outstanding.

Scheduled cash interest payments on the Notes are approximately $28 million in the last nine months of 2012. As of March 31, 2012, we were in compliance with all covenants under the indenture governing the Notes.

LEAR CORPORATION

The Notes are senior unsecured obligations. Our obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain domestic subsidiaries, which are directly or indirectly 100% owned by Lear.

For further information related to the Notes, including information on early redemption, covenants and events of default, see Note 7, “Long-Term Debt,” to the condensed consolidated financial statements included in this Report and Note 8, “Long-Term Debt,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Revolving Credit Facility

We have a $500 million revolving credit facility, which permits borrowings for general corporate and working capital purposes and the issuance of letters of credit. The commitments under the revolving credit facility expire on June 17, 2016. As of March 31, 2012, there were no borrowings outstanding under the revolving credit facility, and we were in compliance with all covenants under the agreement governing the revolving credit facility.

For further information related to the revolving credit facility, including information on pricing, covenants and events of default, see Note 7, “Long-Term Debt,” to the condensed consolidated financial statements included in this Report and Note 8, “Long-Term Debt,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

Guarantees and Commitments

We guarantee 49% of certain of the debt of one of our unconsolidated affiliates, Tacle Seating USA, LLC. As of March 31, 2012, the aggregate amount of debt guaranteed was approximately $1 million.

Common Stock Share Repurchase Program

On February 16, 2011, our Board of Directors authorized a three year, $400 million common stock share repurchase program, which permits the discretionary repurchase of our outstanding common stock through February 16, 2014. On January 11, 2012, our Board of Directors authorized an increase in the amount of the common stock repurchase program to $700 million. In the first three months of 2012, we repurchased 1,151,913 shares of our outstanding common stock at an average purchase price of $45.58 per share, excluding commissions, for an aggregate purchase price of $53 million. We may repurchase an additional $368 million in shares of our outstanding common stock under this program. The extent to which we will repurchase our outstanding common stock and the timing of such repurchases will depend upon our financial condition, prevailing market conditions, alternative uses of capital and other factors. In addition, our amended and restated credit facility and the indenture governing the Notes place certain limitations on the repurchase of common shares. See “—Forward-Looking Statements.”

Dividends

A summary of 2012 dividend declarations is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.14	February 9, 2012	March 2, 2012	March 21, 2012

We currently expect to pay quarterly cash dividends in the future, although such payments are at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors that our Board of Directors may consider at its discretion. In addition, our amended and restated credit facility and the indenture governing the Notes place certain limitations on the payment of cash dividends.

Adequacy of Liquidity Sources

As of March 31, 2012, we had approximately $1.6 billion of cash and cash equivalents on hand and $500 million in available borrowings under our Revolving Credit Facility. Together with cash provided by operating activities, we believe this will enable us to meet our liquidity needs to satisfy ordinary course business obligations. However, our future financial results and our ability to continue to meet such liquidity needs are subject to, and will be affected by, cash flows from operations, including the impact of restructuring activities, automotive industry conditions, the financial condition of our customers and suppliers and other related factors outside of our control. Additionally, an economic downturn or reduction in production levels could negatively impact our financial condition. For further discussion of the risks and uncertainties affecting our cash flows from operations and overall liquidity, see “— Executive Overview” above, “— Forward-Looking Statements” below and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in this Report.

LEAR CORPORATION

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

Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Chinese renminbi and the Canadian dollar. We have performed a quantitative analysis of our overall currency rate exposure as of March 31, 2012 and December 31, 2011. As of March 31, 2012, the potential adverse earnings impact related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies to which it is exposed for a twelve-month period is approximately ($19) million. In addition, the potential earnings benefit related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies to which it is exposed for a twelve-month period is approximately $16 million. As of December 31, 2011, the potential adverse earnings impact related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies to which it is exposed for a twelve-month period is approximately ($21) million. In addition, the potential earnings benefit related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies to which it is exposed for a twelve-month period is approximately $3 million.

As of March 31, 2012, foreign exchange contracts representing $694 million of notional amount were outstanding with maturities of less than 17 months. As of March 31, 2012, the fair value of these contracts was approximately ($2) million. A 10% change in the value of the U.S. dollar relative to all other currencies to which it is exposed would have resulted in a $20 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies to which it is exposed would have resulted in a $6 million change in the aggregate fair value of these contracts. As of December 31, 2011, foreign exchange contracts representing $734 million of notional amount were outstanding with maturities of less than 17 months. As of December 31, 2011, the fair value of these contracts was approximately ($45) million. A 10% change in the value of the U.S. dollar relative to all other currencies to which it is exposed would have resulted in a $30 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies to which it is exposed would result have resulted in a $14 million change in the aggregate fair value of these contracts.

There are certain shortcomings inherent in the sensitivity analysis presented. The analysis assumes that all currencies would uniformly strengthen or weaken relative to the U.S. dollar or Euro. In reality, some currencies may strengthen while others may weaken, causing the earnings impact to increase or decrease depending on the currency and the direction of the exchange rate movement.

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

Interest Rates

Historically, we have used interest rate swap and other derivative contracts to manage our exposure to variable interest rates on outstanding variable rate debt instruments indexed to U.S. or European Monetary Union short-term money market rates. As of March 31, 2012 and December 31, 2011, there were no interest rate contracts outstanding. We will continue to evaluate, and may use, derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage our exposures to fluctuations in interest rates in the future.

LEAR CORPORATION

Commodity Prices

Raw material, energy and commodity costs have been volatile over the past several years. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, financial hedges for certain commodities and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. These costs remain volatile and could have an adverse impact on our operating results in the foreseeable future. See “— Forward-Looking Statements” below and Item 1A, “Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance,” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We use derivative instruments to reduce our exposure to fluctuations in copper prices. As of March 31, 2012, commodity swap contracts representing $2 million of notional amount were outstanding with maturities of less than seven months. As of March 31, 2012, the fair market value of these contracts was approximately zero. The potential adverse earnings impact from a 10% parallel decline in the copper curve for a twelve-month period is less than ($1) million. As of December 31, 2011, commodity swap contracts representing $3 million of notional amount were outstanding with maturities of less than twelve months. As of December 31, 2011, the fair market value of these contracts was less than ($1) million. The potential adverse earnings impact from a 10% parallel decline in the copper curve for a twelve-month period is less than ($1) million.

OTHER MATTERS

Legal and Environmental Matters

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of March 31, 2012, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $15 million. In addition, as of March 31, 2012, we had recorded reserves for product liability claims and environmental matters of $23 million and $3 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in this Report. For a more complete description of our outstanding material legal proceedings, see Note 13, “Legal and Other Contingencies,” to the condensed consolidated financial statements included in this Report.

Significant Accounting Policies and Critical Accounting Estimates

Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates,” and Note 4, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first three months of 2012.

Recently Issued Accounting Pronouncements

For more information on the impact of recently issued accounting pronouncements, see Note 16, “Accounting Pronouncements,” to the condensed consolidated financial statements included in this Report.

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

•	general economic conditions in the markets in which we operate, including changes in interest rates or currency exchange rates;

•	the financial condition and restructuring actions of our customers and suppliers;

•	changes in actual industry vehicle production levels from our current estimates;

•	fluctuations in the production of vehicles or the loss of business with respect to, or the lack of commercial success of, a vehicle model for which we are a significant supplier;

•	disruptions in the relationships with our suppliers;

•	labor disputes involving us or our significant customers or suppliers or that otherwise affect us;

•	the outcome of customer negotiations and the impact of customer-imposed price reductions;

•	the impact and timing of program launch costs and our management of new program launches;

•	the costs, timing and success of restructuring actions;

•	increases in our warranty, product liability or recall costs;

•	risks associated with conducting business in foreign countries;

•	the operational and financial success of our joint ventures;

•	competitive conditions impacting us and our key customers and suppliers;

•	disruptions to our information technology systems;

•	the cost and availability of raw materials, energy, commodities and product components and our ability to mitigate such costs;

•	the outcome of legal or regulatory proceedings to which we are or may become a party;

•	the impact of pending legislation and regulations or changes in existing federal, state, local or foreign laws or regulations;

•	unanticipated changes in cash flow, including our ability to align our vendor payment terms with those of our customers;

•	limitations imposed by our existing indebtedness and our ability to access capital markets on commercially reasonable terms;

•	impairment charges initiated by adverse industry or market developments;

•	our ability to execute our strategic objectives;

•	changes in discount rates and the actual return on pension assets;

•	costs associated with compliance with environmental laws and regulations;

•	developments or assertions by or against us relating to intellectual property rights;

•	our ability to utilize our net operating loss, capital loss and tax credit carryforwards;

•

global sovereign fiscal matters and creditworthiness, including potential defaults and the related impacts on economic activity, including the possible effects on credit markets, currency values, monetary unions, international treaties and fiscal policies; and

•

other risks, described in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in this Report, and from time to time in our other Securities and Exchange Commission filings.

The forward-looking statements in this Report are made as of the date hereof, and we do not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date hereof.

ITEM 4 — CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

The Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and

LEAR CORPORATION

instances of fraud, if any, within the Company have been detected. Based on the evaluation described above, the Company’s President and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of the end of the period covered by this Report.

(b)	Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in this Report. For a description of our outstanding material legal proceedings, see Note 13, “Legal and Other Contingencies,” to the condensed consolidated financial statements included in this Report.

ITEM 1A — RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, except to supplement and update those risk factors as follows:

•	A disruption in our information technology systems could adversely affect our financial performance.

We rely on the accuracy, capacity and security of our information technology systems. Despite the security measures we have implemented, our systems could be breached or damaged by computer viruses or unauthorized physical or electronic access. Such a breach could result in business disruption, theft of our intellectual property or trade secrets and unauthorized access to personnel information. To the extent that our business is interrupted or data is lost, destroyed or inappropriately used or disclosed, such disruptions could adversely affect our competitive position, relationships with our customers, financial condition, operating results and cash flows.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As discussed in Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capitalization — Common Stock Share Repurchase Program,” on February 16, 2011, our Board of Directors authorized a three year, $400 million common stock share repurchase program. On January 11, 2012, our Board of Directors authorized an increase in the amount of the common stock repurchase program to $700 million. In the quarter ended March 31, 2012, we repurchased 1,151,913 shares of our outstanding common stock for an aggregate purchase price of $52.5 million, excluding commissions. For further information, see Note 12, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report. A summary of the shares of our common stock repurchased during the quarter ended March 31, 2012, is shown below:

LEAR CORPORATION

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
January 1, 2012 through January 28, 2012	—	N/A	N/A	$420.9
January 29, 2012 through February 25, 2012	471,430	$45.40	471,530	$399.5
February 26, 2012 through March 31, 2012	680,483	$45.70	680,483	$368.4

Total	1,151,913	$45.58	1,151,913	$368.4

(1)	Excluding commissions.

ITEM 6 — EXHIBITS

The exhibits listed on the “Index to Exhibits” on page 40 are filed with this Form 10-Q or incorporated by reference as set forth below.

LEAR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated: May 3, 2012	By:	/s/ Matthew J. Simoncini
Matthew J. Simoncini
President and Chief Executive Officer

By:	/s/ Jeffrey H. Vanneste
Jeffrey H. Vanneste
Senior Vice President and Chief Financial Officer

LEAR CORPORATION

Index to Exhibits

Exhibit Number	Exhibit

**10.1*	Employment Agreement, dated March 15, 2012, between the Company and Jeffrey H. Vanneste.

**10.2*	March 2012 Restricted Stock Unit Terms and Conditions for Jeffrey H. Vanneste (2-Year Vesting).

**10.3*	March 2012 Restricted Stock Unit Terms and Conditions for Jeffrey H. Vanneste (3-Year Vesting).

**31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

**31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document.

***101.SCH	XBRL Taxonomy Extension Schema Document.

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Compensatory plan or arrangement.
**	Filed herewith.
***	Submitted electronically with the Report.