Form 10-Q
period 2012-06-30
LEAR CORP
filed 2012-08-02
CIK 842162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

As of July 30, 2012, the number of shares outstanding of the registrant’s common stock was 97,985,939 shares.

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

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

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	June 30, 2012 (1)	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,332.4	$1,754.3
Accounts receivable	2,293.3	1,880.1
Inventories	749.9	637.8
Other	588.7	489.3

Total current assets	4,964.3	4,761.5

LONG-TERM ASSETS:
Property, plant and equipment, net	1,222.4	1,072.0
Goodwill	722.6	628.6
Other	594.3	548.8

Total long-term assets	2,539.3	2,249.4

Total assets	$7,503.6	$7,010.9

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and drafts	$2,352.1	$2,014.3
Accrued liabilities	1,026.0	1,049.2

Total current liabilities	3,378.1	3,063.5

LONG-TERM LIABILITIES:
Long-term debt	695.6	695.4
Other	729.4	690.9

Total long-term liabilities	1,425.0	1,386.3

EQUITY:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 107,856,995 and 107,486,539 shares issued as of June 30, 2012 and December 31, 2011, respectively	1.1	1.1
Additional paid-in capital, including warrants to purchase common stock	2,167.9	2,150.6
Common stock held in treasury, 9,871,502 and 6,799,597 shares as of June 30, 2012 and December 31, 2011, respectively, at cost	(433.6)	(305.6)
Retained earnings	1,173.4	922.3
Accumulated other comprehensive loss	(343.3)	(332.0)

Lear Corporation stockholders’ equity	2,565.5	2,436.4
Noncontrolling interests	135.0	124.7

Equity	2,700.5	2,561.1

Total liabilities and equity	$7,503.6	$7,010.9

(1)	Unaudited.

The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	$3,665.0	$3,676.3	$7,309.0	$7,188.0
Cost of sales	3,350.4	3,329.7	6,684.6	6,518.0
Selling, general and administrative expenses	117.3	119.2	233.4	236.7
Amortization of intangible assets	7.3	7.2	14.2	14.0
Interest expense	14.0	10.7	26.5	14.0
Other expense, net	10.2	8.0	10.5	5.2

Consolidated income before provision for income taxes and equity in net income of affiliates	165.8	201.5	339.8	400.1
Provision for income taxes	31.8	19.7	71.1	59.7
Equity in net income of affiliates	(20.6)	(3.9)	(30.3)	(8.0)

Consolidated net income	154.6	185.7	299.0	348.4
Less: Net income attributable to noncontrolling interests	9.2	8.2	19.5	14.9

Net income attributable to Lear	$145.4	$177.5	$279.5	$333.5

Basic net income per share attributable to Lear	$1.47	$1.70	$2.80	$3.18

Diluted net income per share attributable to Lear	$1.45	$1.65	$2.76	$3.09

Consolidated comprehensive income (Note 13)	$75.0	$224.9	$286.8	$460.2
Less: Comprehensive income attributable to noncontrolling interests	7.8	9.0	18.6	16.4

Comprehensive income attributable to Lear	$67.2	$215.9	$268.2	$443.8

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Six Months Ended
	June 30, 2012	July 2, 2011
Cash Flows from Operating Activities:
Consolidated net income	$299.0	$348.4
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	110.3	125.8
Net change in recoverable customer engineering, development and tooling	(56.1)	13.5
Net change in working capital items (see below)	(181.8)	(136.6)
Other, net	(11.6)	9.8

Net cash provided by operating activities	159.8	360.9

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(180.4)	(156.2)
Insurance proceeds	4.5	—
Cash paid for acquisitions, net of cash acquired	(246.1)	(8.4)
Other, net	0.1	29.1

Net cash used in investing activities	(421.9)	(135.5)

Cash Flows from Financing Activities:
Other long-term debt repayments, net	—	(1.1)
Short-term debt repayments, net	—	(1.6)
Payment of debt issuance costs	—	(4.8)
Repurchase of common stock	(122.5)	(100.0)
Dividends paid to Lear Corporation stockholders	(27.6)	(25.7)
Dividends paid to noncontrolling interests	(4.3)	(18.2)
Other	2.0	(1.6)

Net cash used in financing activities	(152.4)	(153.0)

Effect of foreign currency translation	(7.4)	44.7

Net Change in Cash and Cash Equivalents	(421.9)	117.1
Cash and Cash Equivalents as of Beginning of Period	1,754.3	1,654.1

Cash and Cash Equivalents as of End of Period	$1,332.4	$1,771.2

Changes in Working Capital Items:
Accounts receivable	$(399.2)	$(450.8)
Inventories	(92.7)	(84.3)
Accounts payable	329.8	385.6
Accrued liabilities and other	(19.7)	12.9

Net change in working capital items	$(181.8)	$(136.6)

Supplementary Disclosure:
Cash paid for interest	$30.3	$28.4

Cash paid for income taxes	$42.1	$49.9

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

Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended June 30, 2012.

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

(2) Acquisition

On May 31, 2012, the Company completed the acquisition of Guilford Mills (“Guilford”), a privately-held portfolio company of Cerberus Capital Management, L.P. that manufactures fabrics for the automotive and specialty markets, for $246.1 million, net of cash acquired. Guilford is headquartered in Wilmington, North Carolina and has annual sales of approximately $400 million with operations in North America, Europe and Asia.

The Guilford acquisition was accounted for as a purchase, and accordingly, the assets acquired and liabilities assumed are included in the accompanying condensed consolidated balance sheet as of June 30, 2012. The operating results and cash flows of Guilford are included in the accompanying condensed consolidated financial statements from the date of acquisition. The preliminary purchase price and related allocation are shown below (in millions):

Purchase price paid to former owner, net of cash acquired	$246.1

Property, plant and equipment	$93.0
Other assets purchased and liabilities assumed, net	(1.3)
Goodwill	101.4
Intangible assets	53.0

Preliminary purchase price allocation	$246.1

Intangible assets include provisional amounts recognized for the fair value of customer-based and technology-related assets. It is currently estimated that these intangible assets have a weighted average useful life of approximately eight years.

The purchase price and related allocation are preliminary and will be revised as a result of adjustments made to the purchase price, additional information obtained regarding liabilities assumed, including, but not limited to, contingent liabilities, revisions of provisional estimates of fair values, including, but not limited to, the completion of independent appraisals and valuations related to property, plant and equipment and intangible assets, and certain tax attributes. The Company has made a working capital purchase price adjustment claim, which is pending as of the date of this Report.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of the acquisition date, the Company had amounts payable to Guilford of $8.9 million for purchases of raw materials. As a result of the acquisition, these amounts payable were effectively settled at carrying value, which approximated fair value. The purchase price paid to the former owner discussed above excludes cash paid to settle this pre-existing relationship.

The pro forma effects of this acquisition would not materially impact the Company’s reported results for any period presented.

(3) Restructuring

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

In the first half of 2012, the Company recorded charges of $8.1 million in connection with its restructuring actions. These charges consist of $7.4 million recorded as cost of sales, $0.8 million recorded as selling, general and administrative expenses and ($0.1) million recorded as other expense. The restructuring charges consist of employee termination benefits of $6.7 million and contract termination costs of $0.9 million, as well as other related costs of $0.5 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. The Company expects to incur approximately $4 million of additional restructuring costs related to activities initiated as of June 30, 2012, and expects that the components of such costs will be consistent with its historical experience.

A summary of 2012 activity is shown below (in millions):

			Utilization
	Accrual as of January 1, 2012	2012 Charges	Cash	Non-cash	Accrual as of June 30, 2012
Employee termination benefits	$56.8	$6.7	$(54.6)	$—	$8.9
Contract termination costs	5.7	0.9	(0.9)	—	5.7
Other related costs	—	0.5	(0.5)	—	—

Total	$62.5	$8.1	$(56.0)	$—	$14.6

(4) Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	June 30, 2012	December 31, 2011
Raw materials	$613.4	$520.1
Work-in-process	35.6	36.0
Finished goods	100.9	81.7

Inventories	$749.9	$637.8

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(5) Pre-Production Costs Related to Long-Term Supply Agreements

The Company incurs pre-production engineering and development (“E&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production E&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the Company does not have a non-cancelable right to use the tooling. During the first half of 2012 and 2011, the Company capitalized $116.2 million and $87.2 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During the first half of 2012 and 2011, the Company also capitalized $86.7 million and $68.7 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets. During the first half of 2012 and 2011, the Company collected $138.5 million and $162.5 million, respectively, of cash related to E&D and tooling costs.

The classification of recoverable customer engineering, development and tooling costs related to long-term supply agreements is shown below (in millions):

	June 30, 2012	December 31, 2011
Current	$156.8	$96.0
Long-term	55.5	64.2

Recoverable customer engineering, development and tooling	$212.3	$160.2

(6) Property, Plant and Equipment

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

A summary of property, plant and equipment is shown below (in millions):

	June 30, 2012	December 31, 2011
Land	$102.8	$106.1
Buildings and improvements	450.0	406.1
Machinery and equipment	1,158.1	988.6
Construction in progress	24.5	3.3

Total property, plant and equipment	1,735.4	1,504.1
Less – accumulated depreciation	(513.0)	(432.1)

Net property, plant and equipment	$1,222.4	$1,072.0

Depreciation expense was $49.3 million and $57.2 million in the three months ended June 30, 2012 and July 2, 2011, respectively, and $96.1 million and $111.8 million in the six months ended June 30, 2012 and July 2, 2011, respectively.

The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with GAAP. If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. The Company does not believe that there were any indicators that would have resulted in long-lived asset impairment charges as of June 30, 2012. The Company will, however, continue to assess the impact of any significant industry events and long-term automotive production estimates on the realization of its long-lived assets.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(7) Goodwill

A summary of the changes in the carrying amount of goodwill, all of which relates to the seating segment, for the six months ended June 30, 2012, is shown below (in millions):

Balance as of January 1, 2012	$628.6
Acquisition	101.4
Foreign currency translation	(7.4)

Balance as of June 30, 2012	$722.6

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

The Company does not believe that there were any indicators that would have resulted in goodwill impairment charges as of June 30, 2012. The Company will, however, continue to assess the impact of any significant industry events and long-term automotive production estimates on its recorded goodwill.

(8) Long-Term Debt

A summary of long-term debt and the related weighted average interest rates is shown below (in millions):

	June 30, 2012		December 31, 2011
	Long-Term Debt	Weighted Average Interest Rate	Long-Term Debt	Weighted Average Interest Rate
7.875% Senior Notes due 2018	$348.0	8.00%	$347.9	8.00%
8.125% Senior Notes due 2020	347.6	8.25%	347.5	8.25%

Long-term debt	$695.6		$695.4

Senior Notes

As of June 30, 2012, the Company’s long-term debt consisted of $350 million in aggregate principal amount at maturity of senior unsecured notes due 2018 at a stated coupon rate of 7.875% (the “2018 Notes”) and $350 million in aggregate principal amount at maturity of senior unsecured notes due 2020 at a stated coupon rate of 8.125% (the “2020 Notes” and together with the 2018 Notes, the “Notes”). The 2018 Notes were priced at 99.276% of par, resulting in a yield to maturity of 8.00%, and the 2020 Notes were priced at 99.164% of par, resulting in a yield to maturity of 8.25%.

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

The indenture governing the Notes contains restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to: (i) incur additional debt, (ii) pay dividends and make other restricted payments, (iii) create or permit certain liens, (iv) issue or sell capital stock of the Company’s restricted subsidiaries, (v) use the proceeds from sales of assets and subsidiary stock, (vi) create or permit restrictions on the ability of the Company’s restricted subsidiaries to pay dividends or make other distributions to the Company, (vii) enter into transactions with affiliates, (viii) enter into sale and leaseback transactions and (ix) consolidate or merge or sell all or substantially all of the Company’s assets. The foregoing limitations are subject to exceptions as set forth in the Notes. In addition, if in the future the Notes have an investment grade credit rating from both Moody’s Investors Service and Standard & Poor’s Ratings Services and no default has occurred and is continuing, certain of these covenants will, thereafter, no longer apply to the Notes for so long as the Notes have an investment grade credit rating by both rating agencies. The indenture governing the Notes also contains customary events of default. As of June 30, 2012, the Company was in compliance with all covenants under the indenture governing the Notes.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Revolving Credit Facility

The Company’s amended and restated senior secured credit agreement provides for a $500 million revolving credit facility. The revolving credit facility permits borrowings for general corporate and working capital purposes and the issuance of letters of credit. The commitments under the revolving credit facility expire on June 17, 2016. As of June 30, 2012, there were no borrowings outstanding under the revolving credit facility.

Advances under the revolving credit facility generally bear interest at a variable rate per annum equal to (i) the Eurocurrency Rate (as defined) plus an adjustable margin of 1.375% to 3.0% based on the Company’s corporate rating (2.25% as of June 30, 2012), payable on the last day of each applicable interest period but in no event less frequently than quarterly, or (ii) the Adjusted Base Rate (as defined) plus an adjustable margin of 0.375% to 2.0% based on the Company’s corporate rating (1.25% as of June 30, 2012), payable quarterly. A facility fee is payable which ranges from 0.375% to 0.50% of the total amount committed under the revolving credit facility.

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

The amended and restated senior secured credit agreement contains various customary representations, warranties and covenants by the Company, including, without limitation, (i) covenants regarding maximum leverage and minimum interest coverage, (ii) limitations on fundamental changes involving the Company or its subsidiaries and (iii) limitations on indebtedness, liens, investments and restricted payments. As of June 30, 2012, the Company was in compliance with all covenants under the agreement governing the amended and restated senior secured credit agreement.

For further information on the Notes and the revolving credit facility, see Note 8, “Long-Term Debt,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Subsequent Event

On July 24, 2012, the Company elected to redeem 10% of the aggregate principal amount at maturity of each of the 2018 Notes and the 2020 Notes at a redemption price equal to 103% of the aggregate principal amount redeemed, plus accrued and unpaid interest to the redemption date, which is August 24, 2012. In connection with this transaction, the Company expects to pay approximately $72 million and recognize a loss on the partial extinguishment of debt of approximately $4 million in the third quarter of 2012.

(9) Pension and Other Postretirement Benefit Plans

Net Periodic Pension and Other Postretirement Benefit Cost

The components of the Company’s net periodic pension benefit cost are shown below (in millions):

	Three Months Ended				Six Months Ended
	June 30, 2012		July 2, 2011		June 30, 2012		July 2, 2011
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$0.8	$1.9	$0.7	$1.6	$1.6	$3.8	$1.4	$3.4
Interest cost	5.8	4.7	5.9	6.1	11.7	9.4	11.7	12.7
Expected return on plan assets	(6.6)	(5.5)	(6.5)	(7.7)	(13.2)	(10.9)	(13.1)	(15.8)
Amortization of actuarial loss	1.0	1.4	—	0.1	2.0	2.8	—	0.2
Settlement (gain) loss	—	—	—	—	0.6	—	(0.1)	—

Net periodic benefit cost	$1.0	$2.5	$0.1	$0.1	$2.7	$5.1	$(0.1)	$0.5

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The components of the Company’s net periodic other postretirement benefit cost are shown below (in millions):

	Three Months Ended				Six Months Ended
	June 30, 2012		July 2, 2011		June 30, 2012		July 2, 2011
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$0.1	$0.2	$0.1	$0.1	$0.2	$0.5	$0.2	$0.4
Interest cost	1.1	0.7	1.4	1.1	2.2	1.5	2.7	2.0
Amortization of actuarial loss	0.1	0.1	0.1	—	0.2	0.1	0.2	—
Special termination benefits	—	0.1	—	—	—	0.2	—	—

Net periodic benefit cost	$1.3	$1.1	$1.6	$1.2	$2.6	$2.3	$3.1	$2.4

Contributions

Employer contributions to the Company’s domestic and foreign defined benefit pension plans for the six months ended June 30, 2012, were $20.4 million. The Company expects contributions to its domestic and foreign defined benefit pension plans of $35 to $45 million in 2012, to be determined in part by the provisions of the pension stabilization legislation signed into law in July 2012. The Company may elect to make contributions in excess of minimum funding requirements in response to investment performance or changes in interest rates or when the Company believes that it is financially advantageous to do so and based on its other cash requirements.

Employer contributions to the Company’s defined contribution retirement program for its salaried employees, determined as a percentage of each covered employee’s eligible compensation, for the six months ended June 30, 2012, were $8.4 million. The Company expects total contributions to this program of $14.5 million in 2012.

(10) Other Expense, Net

Other expense, net includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the sales of fixed assets and other miscellaneous income and expense. A summary of other expense, net is shown below (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Other expense	$13.4	$8.9	$16.2	$8.3
Other income	(3.2)	(0.9)	(5.7)	(3.2)

Other expense, net	$10.2	$8.0	$10.5	$5.2

For the three and six months ended June 30, 2012, other income includes a gain of $3.5 million and $5.1 million, respectively, resulting from insurance recoveries related to the destruction of property, plant and equipment. See Note 14, “Legal and Other Contingencies.”

For the six months ended July 2, 2011, other income includes a gain of $3.9 million related to a fair market value adjustment in conjunction with a transaction with an affiliate.

(11) Income Taxes

The provision for income taxes was $31.8 million for the second quarter of 2012, representing an effective tax rate of 19.2% on pretax income before equity in net income of affiliates of $165.8 million, as compared to $19.7 million for the second quarter of 2011, representing an effective tax rate of 9.8% on pretax income before equity in net income of affiliates of $201.5 million. The provision for income taxes was $71.1 million for the six months ended June 30, 2012, representing an effective tax rate of 20.9% on pretax income before equity in net income of affiliates of $339.8 million, as compared to $59.7 million for the six months ended July 2, 2011, representing an effective tax rate of 14.9% on a pretax income before equity in net income of affiliates of $400.1 million.

In the first half of 2012 and 2011, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. The provision was also impacted by a portion of the Company’s restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

history of operating losses in those countries. In the first half of 2011, the Company recognized a tax benefit of $19.5 million related to the reversal of a full valuation allowance with respect to the deferred tax assets of a foreign subsidiary. Excluding these items, the effective tax rate in the first half of 2012 and 2011 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items.

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

A summary of information used to compute basic and diluted net income per share attributable to Lear is shown below (in millions, except share data):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income attributable to Lear	$145.4	$177.5	$279.5	$333.5

Average common shares outstanding	99,127,883	104,667,070	99,721,827	104,864,806
Dilutive effect of common stock equivalents	1,483,916	2,746,466	1,548,999	2,963,343

Average diluted shares outstanding	100,611,799	107,413,536	101,270,826	107,828,149

Basic net income per share attributable to Lear	$1.47	$1.70	$2.80	$3.18

Diluted net income per share attributable to Lear	$1.45	$1.65	$2.76	$3.09

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(13) Comprehensive Income and Equity

Comprehensive Income

Comprehensive income is defined as all changes in the Company’s net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items recorded in equity are included in comprehensive income.

A summary of comprehensive income and reconciliations of equity, Lear Corporation stockholders’ equity and noncontrolling interests for the three and six months ended June 30, 2012, are shown below (in millions):

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Equity	Attributable to Lear Corporation Stockholders	Non- controlling Interests	Equity	Attributable to Lear Corporation Stockholders	Non- controlling Interests
Beginning equity balance	$2,705.4	$2,577.1	$128.3	$2,561.1	$2,436.4	$124.7
Stock-based compensation transactions	5.2	5.2	—	14.0	14.0	—
Repurchase of common stock	(70.0)	(70.0)	—	(122.5)	(122.5)	—
Dividends declared to Lear Corporation stockholders	(14.0)	(14.0)	—	(28.4)	(28.4)	—
Dividends paid to noncontrolling interests	(1.1)	—	(1.1)	(4.3)	—	(4.3)
Acquisition of noncontrolling interest	—	—	—	(6.2)	(2.2)	(4.0)
Comprehensive income:
Net income	154.6	145.4	9.2	299.0	279.5	19.5
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	2.6	2.6	—	(1.8)	(1.8)	—
Derivative instruments and hedging activities	(4.7)	(4.7)	—	36.0	36.0	—
Foreign currency translation adjustments	(77.5)	(76.1)	(1.4)	(46.4)	(45.5)	(0.9)

Other comprehensive loss	(79.6)	(78.2)	(1.4)	(12.2)	(11.3)	(0.9)

Comprehensive income	75.0	67.2	7.8	286.8	268.2	18.6

Ending equity balance	$2,700.5	$2,565.5	$135.0	$2,700.5	$2,565.5	$135.0

In the three and six months ended June 30, 2012, foreign currency translation adjustments relate primarily to the Euro and the Brazilian real.

A summary of comprehensive income and reconciliations of equity, Lear Corporation stockholders’ equity and noncontrolling interests for the three and six months ended July 2, 2011, are shown below (in millions):

	Three Months Ended July 2, 2011			Six Months Ended July 2, 2011
	Equity	Attributable to Lear Corporation Stockholders	Non- controlling Interests	Equity	Attributable to Lear Corporation Stockholders	Non- controlling Interests
Beginning equity balance	$2,763.7	$2,655.3	$108.4	$2,568.8	$2,460.2	$108.6
Stock-based compensation transactions	7.5	7.5	—	15.5	15.5	—
Repurchase of common stock	(72.6)	(72.6)	—	(100.0)	(100.0)	—
Dividends declared to Lear Corporation stockholders	(13.4)	(13.4)	—	(26.8)	(26.8)	—
Dividends paid to noncontrolling interests	(8.2)	—	(8.2)	(18.2)	—	(18.2)
Acquisition of controlling interest in affiliate	—	—	—	2.4	—	2.4
Comprehensive income:
Net income	185.7	177.5	8.2	348.4	333.5	14.9
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	(0.2)	(0.2)	—	(0.1)	(0.1)	—
Derivative instruments and hedging activities	2.2	2.2	—	6.8	6.8	—
Foreign currency translation adjustments	37.2	36.4	0.8	105.1	103.6	1.5

Other comprehensive income	39.2	38.4	0.8	111.8	110.3	1.5

Comprehensive income	224.9	215.9	9.0	460.2	443.8	16.4

Ending equity balance	$2,901.9	$2,792.7	$109.2	$2,901.9	$2,792.7	$109.2

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In the three and six months ended July 2, 2011, foreign currency translation adjustments relate primarily to the Euro.

Lear Corporation Stockholders’ Equity

Common Stock Share Repurchase Program — The Company’s Board of Directors has authorized a three year, $700 million common stock share repurchase program. Under this program, the Company will repurchase shares of common stock from time to time in open market or privately negotiated transactions at prices, times and amounts to be determined by the Company. The common stock repurchase authorization expires on February 16, 2014.

In the first half of 2012, the Company repurchased 2,942,771 shares of its outstanding common stock at an average purchase price of $41.63 per share, excluding commissions, for an aggregate purchase price of $122.5 million. In the first half of 2011, the Company repurchased 1,988,274 shares of its outstanding common stock at an average purchase price of $50.29 per share, excluding commissions, for an aggregate purchase price of $100.0 million. As of June 30, 2012, the Company had repurchased 9,125,200 shares of its outstanding common stock and was authorized to repurchase an additional $298.4 million in shares of its outstanding common stock under this program. The extent to which the Company will repurchase its outstanding common stock and the timing of such repurchases will depend upon its financial condition, prevailing market conditions, alternative uses of capital and other factors. In addition, the Company’s amended and restated credit facility and the indenture governing the Notes place certain limitations on the repurchase of common shares.

In addition to shares repurchased under the Company’s common stock share repurchase program described above, the Company classified shares withheld from the settlement of the Company’s restricted stock unit awards to cover minimum tax withholding requirements as common stock held in treasury in the accompanying condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011.

Quarterly Dividend — In the first half of 2012 and 2011, the Company’s Board of Directors declared quarterly cash dividends of $0.14 and $0.125 per share of common stock, respectively. In the first half of 2012, declared dividends totaled $28.4 million, and dividends paid totaled $27.6 million. In the first half of 2011, declared dividends totaled $26.8 million, and dividends paid totaled $25.7 million. Dividends payable on common shares to be distributed under the Company’s stock-based compensation program and common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings will be paid when such common shares are distributed.

Noncontrolling Interests

In the first half of 2012, the Company acquired a noncontrolling interest in a consolidated subsidiary. In the first half of 2011, the Company acquired a controlling interest in an affiliate previously accounted for under the equity method.

(14) Legal and Other Contingencies

As of June 30, 2012 and December 31, 2011, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $13.7 million and $17.0 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.

On October 5, 2011, a plaintiff filed a putative class action complaint in the United States District Court for the Eastern District of Michigan against the Company and several other global suppliers of automotive wire harnesses alleging violations of federal and state antitrust and related laws. Since that time, a number of other plaintiffs have filed substantially similar class action complaints against the Company and these and other suppliers and individuals in a number of different federal district courts, and it is possible that additional similar lawsuits may be filed in the future. Plaintiffs purport to be direct and indirect purchasers of automotive wire harnesses supplied by the Company and/or the other defendants during the relevant period. The complaints allege that the defendants conspired to fix prices at which automotive wire harnesses were sold and that this had an anticompetitive effect upon interstate commerce in the United States. The complaints further allege that defendants fraudulently concealed their alleged conspiracy. The plaintiffs in these proceedings seek injunctive relief and recovery of an unspecified amount of damages, as well as costs and expenses relating to the proceedings, including attorneys’ fees. On February 7, 2012, the Judicial Panel on Multidistrict Litigation entered an order transferring and coordinating the various civil actions, for pretrial purposes, into one proceeding in the United States District Court for the Eastern District of Michigan. On May 14, 2012, three purported classes of plaintiffs—direct purchasers of automotive

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

wire harnesses; automotive dealers that indirectly purchased automotive wire harnesses or vehicles containing such harnesses; and indirect purchasers that purchased or leased vehicles containing automotive wire harnesses (or purchased replacement automotive wire harnesses for their vehicles) — filed consolidated amended complaints in the consolidated proceeding. With respect to the Company, the consolidated amended complaints are substantially similar to the individual complaints that had been filed in the various jurisdictions. On July 13, 2012, the Company filed a motion to have these actions dismissed for failure to state a claim for relief, because plaintiffs failed to plead a plausible claim against the Company and because, even if it existed, such a claim would be barred following the Company’s emergence from bankruptcy.

Beginning in early 2012, single putative class action complaints were filed in the Superior Courts of Justice in Ontario and Quebec against the Company and several other global suppliers of automotive wire harnesses alleging violations of Canadian laws related to competition. The allegations in this complaint are substantially similar to those complaints that have been filed in the United States.

On November 17, 2011, the Company filed a motion with the United States Bankruptcy Court for the Southern District of New York seeking entry of an order enforcing the Company’s 2009 Plan of Reorganization and directing dismissal of the pending class action complaints. The bankruptcy court heard oral argument on the motion and, on February 10, 2012, ruled that claims against the Company alleging violation of antitrust law are enjoined to the extent that they arose prior to the Company’s emergence from Chapter 11 bankruptcy proceedings on November 9, 2009. The bankruptcy court further held that the District Court was the appropriate forum to address antitrust claims arising after the Company’s emergence from Chapter 11 bankruptcy proceedings. The Company is currently appealing the bankruptcy court’s decision on the issue of claims against the Company after November 9, 2009, not being enjoined.

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A summary of the changes in reserves for product liability and warranty claims for the six months ended June 30, 2012, is shown below (in millions):

Balance as of January 1, 2012	$23.4
Expense, net (including changes in estimates)	0.2
Settlements	(2.2)
Foreign currency translation and other	(0.2)

Balance as of June 30, 2012	$21.2

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

As of June 30, 2012 and December 31, 2011, the Company had recorded environmental reserves of $3.7 million and $2.8 million, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.

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

Insurance Recoveries

The Company has incurred losses and incremental costs related to the destruction of assets caused by a fire at one of its European production facilities in the third quarter of 2011 and is pursuing, and will continue to pursue, recovery of such costs under applicable insurance policies. Anticipated proceeds from insurance recoveries related to losses and incremental costs that have been incurred (“loss recoveries”) are recognized when receipt is probable. Anticipated proceeds from insurance recoveries in excess of the net book value of destroyed property, plant and equipment (“insurance gain contingencies”) are recognized when all contingencies related to the claim have been resolved. Loss recoveries related to the destruction of inventory and incremental costs are included in costs of sales, and loss recoveries and insurance gain contingencies related to the destruction of property, plant and equipment are included in other expense, net. Cash proceeds related to the destruction of inventory and incremental costs are included in cash flows from operating activities, and cash proceeds related to the destruction of property, plant and equipment are included in cash flows from investing activities.

Through the first half of 2012, the Company incurred cumulative losses and incremental costs of $41.8 million ($7.1 million and $17.8 million incurred in the three and six months ended June 30, 2012, respectively). The Company also recognized in cost of sales cumulative loss recoveries of $30.3 million ($10.2 million and $20.2 million recognized in the three and six months ended June 30, 2012, respectively) and cumulative loss recoveries and insurance gain contingencies in other expense of $8.5 million ($3.5 million and $5.1 million recognized in the three and six months ended June 30, 2012, respectively). In addition, the Company has received cumulative cash proceeds of $37.3 million ($24.7 million received in the six months ended June 30, 2012), of which $29.3 million ($20.2 million in the six months ended June 30, 2012) has been reflected in cash flows from operating activities and $8.0 million ($4.5 million in the six months ended June 30, 2012) has been reflected in cash flows from investing activities.

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

The Company evaluates the performance of its operating segments based primarily on (i) revenues from external customers, (ii) pretax income before equity in net income of affiliates, interest expense and other expense (“segment earnings”) and (iii) cash flows, defined as segment earnings less capital expenditures plus depreciation and amortization. A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended June 30, 2012
	Seating	EPMS	Other	Consolidated
Revenues from external customers	$2,793.4	$871.6	$—	$3,665.0
Segment earnings (1)	183.6	58.6	(52.2)	190.0
Depreciation and amortization	35.7	18.7	2.2	56.6
Capital expenditures	60.3	47.8	2.0	110.1
Total assets	4,439.2	1,427.7	1,636.7	7,503.6

	Three Months Ended July 2, 2011
	Seating	EPMS	Other	Consolidated
Revenues from external customers	$2,859.9	$816.4	$—	$3,676.3
Segment earnings (1)	223.4	48.5	(51.7)	220.2
Depreciation and amortization	37.9	24.5	1.9	64.3
Capital expenditures	46.4	37.1	2.2	85.7
Total assets	4,093.9	1,308.7	2,136.4	7,539.0

	Six Months Ended June 30, 2012
	Seating	EPMS	Other	Consolidated
Revenues from external customers	$5,607.2	$1,701.8	$—	$7,309.0
Segment earnings (1)	369.4	111.2	(103.8)	376.8
Depreciation and amortization	69.2	36.9	4.2	110.3
Capital expenditures	102.7	73.2	4.5	180.4
Total assets	4,439.2	1,427.7	1,636.7	7,503.6

	Six Months Ended July 2, 2011
	Seating	EPMS	Other	Consolidated
Revenues from external customers	$5,584.9	$1,603.1	$—	$7,188.0
Segment earnings (1)	431.9	92.6	(105.2)	419.3
Depreciation and amortization	75.1	47.1	3.6	125.8
Capital expenditures	79.4	74.2	2.6	156.2
Total assets	4,093.9	1,308.7	2,136.4	7,539.0

(1)	See definition above.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

For the three months ended June 30, 2012, segment earnings include restructuring charges of $2.4 million and $0.5 million in the seating and EPMS segments, respectively. For the six months ended June 30, 2012, segment earnings include restructuring charges of $6.3 million, $1.7 million and $0.2 million in the seating and EPMS segments and in the other category, respectively. For the three months ended July 2, 2011, segment earnings include restructuring charges of $1.9 million, $1.0 million and $0.1 million in the seating and EPMS segments and in the other category, respectively. For the six months ended July 2, 2011, segment earnings include restructuring charges of $3.4 million, $1.1 million and $0.1 million in the seating and EPMS segments and in the other category, respectively. See Note 3, “Restructuring.”

A reconciliation of consolidated segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Segment earnings	$190.0	$220.2	$376.8	$419.3
Interest expense	14.0	10.7	26.5	14.0
Other expense, net	10.2	8.0	10.5	5.2

Consolidated income before provision for income taxes and equity in net income of affiliates	$165.8	$201.5	$339.8	$400.1

(16) Financial Instruments

The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to the quoted market prices of these securities (Level 2 of the fair value hierarchy). As of June 30, 2012, the aggregate carrying value of the Company’s Notes was $695.6 million, as compared to an estimated aggregate fair value of $778.3 million. As of December 31, 2011, the aggregate carrying value of the Company’s Notes was $695.4 million, as compared to an estimated aggregate fair value of $764.6 million.

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

Foreign exchange—The Company uses forwards, swaps and other derivative contracts to reduce the effects of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce exposure to fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, various European currencies, the Chinese renminbi and the Canadian dollar. Forwards, swaps and other derivative contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or relates to the variability of cash flows to be received or paid. As of June 30, 2012 and December 31, 2011, contracts designated as cash flow hedges with $588.6 million and $585.7 million, respectively, of notional amount were outstanding with maturities of less than 18 months and 17 months, respectively. As of June 30, 2012 and December 31, 2011, the fair value of these contracts was approximately ($3.4) million and ($39.1) million, respectively. As of June 30, 2012 and December 31, 2011, other foreign currency derivative contracts that did not qualify for hedge accounting with $82.6 million and $148.4 million, respectively, of notional amount were outstanding. These foreign currency derivative contracts consist principally of hedges of cash transactions of up to ten months, hedges of intercompany loans and hedges of certain other balance sheet exposures. As of June 30, 2012 and December 31, 2011, the fair value of these contracts was approximately ($3.4) million and ($5.4) million, respectively.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The fair value of outstanding foreign currency derivative contracts and the related classification in the accompanying condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011, is shown below (in millions):

	June 30, 2012	December 31, 2011
Contracts qualifying for hedge accounting:
Other current assets	$6.4	$0.2
Other long-term assets	0.9	—
Other current liabilities	(10.1)	(38.1)
Other long-term liabilities	(0.6)	(1.2)

	(3.4)	(39.1)

Contracts not qualifying for hedge accounting:
Other current assets	1.4	—
Other current liabilities	(4.8)	(5.4)

	(3.4)	(5.4)

	$(6.8)	$(44.5)

Pretax amounts related to foreign currency derivative contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Contracts qualifying for hedge accounting:
Gains (losses) recognized in accumulated other comprehensive loss	$(9.7)	$4.0	$29.8	$9.2
(Gains) losses reclassified from accumulated other comprehensive loss	5.0	(1.8)	5.9	(2.2)

Comprehensive income (loss)	$(4.7)	$2.2	$35.7	$7.0

For the three and six months ended June 30, 2012, net sales includes gains of $0.3 million and $0.5 million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts. For the three and six months ended June 30, 2012, cost of sales includes losses of $5.3 million and $6.4 million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts. For the three and six months ended July 2, 2011, net sales includes losses of $0.1 million and $0.2 million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts. For the three and six months ended July 2, 2011, cost of sales includes gains of $1.9 million and $2.4 million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts.

Interest rate—Historically, the Company used interest rate swap and other derivative contracts to manage its exposure to fluctuations in interest rates. Interest rate swap and other derivative contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges. Interest rate swap and other derivative contracts which hedge the change in fair value of certain fixed rate debt instruments are accounted for as fair value hedges. As of June 30, 2012 and December 31, 2011, there were no interest rate contracts outstanding. The Company will continue to evaluate, and may use, derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage its exposures to fluctuations in interest rates in the future.

Commodity prices—The Company uses derivative instruments to reduce its exposure to fluctuations in certain commodity prices. These derivative instruments are utilized to hedge forecasted inventory purchases and to the extent that they qualify and meet hedge accounting criteria, they are accounted for as cash flow hedges. Commodity swap contracts that are not designated as cash flow hedges are marked to market with changes in fair value recognized immediately in the condensed consolidated statements of comprehensive income. See Note 10, “Other Expense, Net.” As of June 30, 2012 and December 31, 2011, commodity swap contracts with $1.3 million and $3.4 million, respectively, of notional amount were outstanding with maturities of less than four months and ten months, respectively. As of June 30, 2012 and December 31, 2011, the fair market value of these contracts was approximately zero and ($0.3) million, respectively.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The fair value of outstanding commodity swap contracts and the related classification in the accompanying condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011, are shown below (in millions):

	June 30, 2012	December 31, 2011
Contracts qualifying for hedge accounting:
Other current liabilities	$—	$(0.3)

Pretax amounts related to commodity swap contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Six Months Ended
	June 30, 2012	July 2, 2011
Contracts qualifying for hedge accounting:
Gains (losses) recognized in accumulated other comprehensive loss	$0.1	$(0.2)
Losses reclassified from accumulated other comprehensive loss	0.2	—

Comprehensive income (loss)	$0.3	$(0.2)

For the six months ended June 30, 2012, cost of sales includes losses of $0.2 million reclassified from accumulated other comprehensive loss related to commodity price contracts.

As of June 30, 2012 and December 31, 2011, pretax net losses of approximately $3.4 million and $39.4 million, respectively, related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. During the three months ended June 30, 2012 and July 2, 2011, the Company reclassified net gains (losses) of approximately ($5.0) million and $1.8 million, respectively, related to its hedging activities from accumulated other comprehensive loss into earnings. During the six months ended June 30, 2012 and July 2, 2011, the Company reclassified net gains (losses) of approximately ($6.1) million and $2.2 million, respectively, related to its hedging activities from accumulated other comprehensive loss into earnings. During the twelve month period ending June 29, 2013, the Company expects to reclassify into earnings net losses of approximately $5.0 million recorded in accumulated other comprehensive loss as of June 30, 2012. Such losses will be reclassified at the time that the underlying hedged transactions are realized. For the three and six months ended June 30, 2012, amounts recognized in the accompanying condensed consolidated statements of comprehensive income related to changes in the fair value of cash flow and fair value hedges excluded from the Company’s effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material. For the three and six months ended July 2, 2011, other expense, net includes gains of $1.3 million and $7.1 million, respectively, related to changes in the fair value of foreign currency derivative contracts that did not qualify for hedge accounting.

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

Items measured at fair value on a recurring basis—Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, are shown below (in millions):

	June 30, 2012
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts	Recurring	$(6.8)	Market/Income	$—	$(6.8)	$—

	December 31, 2011
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts	Recurring	$(44.5)	Market/Income	$—	$(44.5)	$—
Commodity swap contracts	Recurring	$(0.3)	Market/Income	$—	$(0.3)	$—

The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, these discount rates are adjusted by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. To estimate this credit spread, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy, to the extent that such adjustment is necessary. As of June 30, 2012 and December 31, 2011, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy during the first half of 2012.

Items measured at fair value on a non-recurring basis—The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. As a result of the Guilford acquisition, provisional Level 3 fair value estimates related to property, plant and equipment of $93.0 million and intangible assets of $53.0 million were recorded in the accompanying condensed consolidated balance sheet as of June 30, 2012. For further information on these provisional fair value measurements, see Note 2, “Acquisition.” As of December 31, 2011, there were no significant assets or liabilities measured at fair value on a non-recurring basis.

(17) Accounting Pronouncements

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements

	June 30, 2012
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$483.3	$0.2	$848.9	$—	$1,332.4
Accounts receivable	58.8	401.6	1,832.9	—	2,293.3
Inventories	6.5	260.1	483.3	—	749.9
Other	126.5	29.3	432.9	—	588.7

Total current assets	675.1	691.2	3,598.0	—	4,964.3

LONG-TERM ASSETS:
Property, plant and equipment, net	90.8	179.7	951.9	—	1,222.4
Goodwill	23.5	303.9	395.2	—	722.6
Investments in subsidiaries	1,020.0	948.3	—	(1,968.3)	—
Other	115.2	32.6	446.5	—	594.3

Total long-term assets	1,249.5	1,464.5	1,793.6	(1,968.3)	2,539.3

	$1,924.6	$2,155.7	$5,391.6	$(1,968.3)	$7,503.6

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and drafts	$109.5	$593.0	$1,649.6	$—	$2,352.1
Accrued liabilities	108.3	170.3	747.4	—	1,026.0

Total current liabilities	217.8	763.3	2,397.0	—	3,378.1

LONG-TERM LIABILITIES:
Long-term debt	695.6	—	—	—	695.6
Intercompany accounts, net	(1,755.6)	742.2	1,013.4	—	—
Other	201.3	143.7	384.4	—	729.4

Total long-term liabilities	(858.7)	885.9	1,397.8	—	1,425.0

EQUITY:
Lear Corporation stockholders’ equity	2,565.5	506.5	1,461.8	(1,968.3)	2,565.5
Noncontrolling interests	—	—	135.0	—	135.0

Equity	2,565.5	506.5	1,596.8	(1,968.3)	2,700.5

Total liabilities and equity	$1,924.6	$2,155.7	$5,391.6	$(1,968.3)	$7,503.6

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	December 31, 2011
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$820.3	$1.4	$932.6	$—	$1,754.3
Accounts receivable	56.4	299.1	1,524.6	—	1,880.1
Inventories	7.7	234.1	396.0	—	637.8
Other	99.4	18.4	371.5	—	489.3

Total current assets	983.8	553.0	3,224.7	—	4,761.5

LONG-TERM ASSETS:
Property, plant and equipment, net	90.2	164.5	817.3	—	1,072.0
Goodwill	23.5	303.9	301.2	—	628.6
Investments in subsidiaries	594.2	945.3	—	(1,539.5)	—
Other	115.2	30.9	402.7	—	548.8

Total long-term assets	823.1	1,444.6	1,521.2	(1,539.5)	2,249.4

Total assets	$1,806.9	$1,997.6	$4,745.9	$(1,539.5)	$7,010.9

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and drafts	$92.2	$473.7	$1,448.4	$—	$2,014.3
Accrued liabilities	135.5	171.0	742.7	—	1,049.2

Total current liabilities	227.7	644.7	2,191.1	—	3,063.5

LONG-TERM LIABILITIES:
Long-term debt	695.4	—	—	—	695.4
Intercompany accounts, net	(1,754.6)	675.2	1,079.4	—	—
Other	202.0	149.0	339.9	—	690.9

Total long-term liabilities	(857.2)	824.2	1,419.3	—	1,386.3

EQUITY:
Lear Corporation stockholders’ equity	2,436.4	528.7	1,010.8	(1,539.5)	2,436.4
Noncontrolling interests	—	—	124.7	—	124.7

Equity	2,436.4	528.7	1,135.5	(1,539.5)	2,561.1

Total liabilities and equity	$1,806.9	$1,997.6	$4,745.9	$(1,539.5)	$7,010.9

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Three Months Ended June 30, 2012
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$125.6	$1,422.5	$3,154.1	$(1,037.2)	$3,665.0
Cost of sales	128.9	1,315.9	2,942.8	(1,037.2)	3,350.4
Selling, general and administrative expenses	31.3	20.3	65.7	—	117.3
Amortization of intangible assets	0.3	0.1	6.9	—	7.3
Intercompany charges	0.8	0.6	(1.4)	—	—
Interest expense	2.7	5.8	5.5	—	14.0
Other intercompany (income) expense, net	(85.5)	57.2	28.3	—	—
Other expense, net	—	0.5	9.7	—	10.2

Consolidated income before income taxes and equity in net income of affiliates and subsidiaries	47.1	22.1	96.6	—	165.8
Provision for income taxes	3.2	0.8	27.8	—	31.8
Equity in net income of affiliates	(13.5)	(1.5)	(5.6)	—	(20.6)
Equity in net income of subsidiaries	(88.0)	(50.4)	—	138.4	—

Consolidated net income	145.4	73.2	74.4	(138.4)	154.6
Less: Net income attributable to noncontrolling interests	—	—	9.2	—	9.2

Net income attributable to Lear	$145.4	$73.2	$65.2	$(138.4)	$145.4

Consolidated comprehensive income	$67.2	$67.8	$(0.2)	$(59.8)	$75.0
Less: Comprehensive income attributable to noncontrolling interests	—	—	7.8	—	7.8

Comprehensive income attributable to Lear	$67.2	$67.8	$(8.0)	$(59.8)	$67.2

	For the Three Months Ended July 2, 2011
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$85.3	$1,311.2	$3,325.9	$(1,046.1)	$3,676.3
Cost of sales	108.2	1,195.9	3,071.7	(1,046.1)	3,329.7
Selling, general and administrative expenses	40.6	11.7	66.9	—	119.2
Amortization of intangible assets	0.3	0.1	6.8	—	7.2
Intercompany charges	0.6	0.6	(1.2)	—	—
Interest expense	(0.3)	6.4	4.6	—	10.7
Other intercompany (income) expense, net	(89.3)	46.4	42.9	—	—
Other expense, net	(1.8)	2.5	7.3	—	8.0

Consolidated income before income taxes and equity in net income of affiliates and subsidiaries	27.0	47.6	126.9	—	201.5
Provision for income taxes	5.5	2.6	11.6	—	19.7
Equity in net income of affiliates	3.2	(1.5)	(5.6)	—	(3.9)
Equity in net income of subsidiaries	(159.2)	(81.1)	—	240.3	—

Consolidated net income	177.5	127.6	120.9	(240.3)	185.7
Less: Net income attributable to noncontrolling interests	—	—	8.2	—	8.2

Net income attributable to Lear	$177.5	$127.6	$112.7	$(240.3)	$177.5

Consolidated comprehensive income	$215.9	$128.6	$159.5	$(279.1)	$224.9
Less: Comprehensive income attributable to noncontrolling interests	—	—	9.0	—	9.0

Comprehensive income attributable to Lear	$215.9	$128.6	$150.5	$(279.1)	$215.9

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Six Months Ended June 30, 2012
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$260.8	$2,865.1	$6,371.6	$(2,188.5)	$7,309.0
Cost of sales	297.3	2,627.9	5,947.9	(2,188.5)	6,684.6
Selling, general and administrative expenses	69.2	27.4	136.8	—	233.4
Amortization of intangible assets	0.6	0.2	13.4	—	14.2
Intercompany charges	3.1	1.0	(4.1)	—	—
Interest expense	2.2	11.8	12.5	—	26.5
Other intercompany (income) expense, net	(180.7)	117.2	63.5	—	—
Other expense, net	(1.0)	0.3	11.2	—	10.5

Consolidated income before income taxes and equity in net income of affiliates and subsidiaries	70.1	79.3	190.4	—	339.8
Provision for income taxes	5.9	1.5	63.7	—	71.1
Equity in net income of affiliates	(17.6)	(1.4)	(11.3)	—	(30.3)
Equity in net income of subsidiaries	(197.7)	(111.3)	—	309.0	—

Consolidated net income	279.5	190.5	138.0	(309.0)	299.0
Less: Net income attributable to noncontrolling interests	—	—	19.5	—	19.5

Net income attributable to Lear	$279.5	$190.5	$118.5	$(309.0)	$279.5

Consolidated comprehensive income	$268.2	$217.5	$97.3	$(296.2)	$286.8
Less: Comprehensive income attributable to noncontrolling interests	—	—	18.6	—	18.6

Comprehensive income attributable to Lear	$268.2	$217.5	$78.7	$(296.2)	$268.2

	For the Six Months Ended July 2, 2011
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$179.0	$2,577.9	$6,487.9	$(2,056.8)	$7,188.0
Cost of sales	229.9	2,344.2	6,000.7	(2,056.8)	6,518.0
Selling, general and administrative expenses	79.9	23.4	133.4	—	236.7
Amortization of intangible assets	0.6	0.2	13.2	—	14.0
Intercompany charges	2.7	0.9	(3.6)	—	—
Interest expense	(1.0)	11.6	3.4	—	14.0
Other intercompany (income) expense, net	(174.6)	90.4	84.2	—	—
Other expense, net	(8.5)	3.3	10.4	—	5.2

Consolidated income before income taxes and equity in net income of affiliates and subsidiaries	50.0	103.9	246.2	—	400.1
Provision for income taxes	8.5	2.6	48.6	—	59.7
Equity in net income of affiliates	3.2	(1.5)	(9.7)	—	(8.0)
Equity in net income of subsidiaries	(295.2)	(168.4)	—	463.6	—

Consolidated net income	333.5	271.2	207.3	(463.6)	348.4
Less: Net income attributable to noncontrolling interests	—	—	14.9	—	14.9

Net income attributable to Lear	$333.5	$271.2	$192.4	$(463.6)	$333.5

Consolidated comprehensive income	$443.8	$278.5	$312.0	$(574.1)	$460.2
Less: Comprehensive income attributable to noncontrolling interests	—	—	16.4	—	16.4

Comprehensive income attributable to Lear	$443.8	$278.5	$295.6	$(574.1)	$443.8

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Six Months Ended June 30, 2012
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net cash provided by operating activities	$56.7	$102.8	$0.3	$—	$159.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(6.4)	(36.8)	(137.2)	—	(180.4)
Insurance proceeds	—	—	4.5	—	4.5
Cash paid for acquisitions, net of cash acquired	(246.1)	—	—	—	(246.1)
Other, net	0.8	3.8	(4.5)	—	0.1

Net cash used in investing activities	(251.7)	(33.0)	(137.2)	—	(421.9)

Cash Flows from Financing Activities:
Repurchase of common stock	(122.5)	—	—	—	(122.5)
Dividends paid to Lear Corporation stockholders	(27.6)	—	—	—	(27.6)
Dividends paid to noncontrolling interests	—	—	(4.3)	—	(4.3)
Other	2.0	—	—	—	2.0
Change in intercompany accounts	6.1	(71.0)	64.9	—	—

Net cash used in financing activities	(142.0)	(71.0)	60.6	—	(152.4)

Effect of foreign currency translation	—	—	(7.4)	—	(7.4)

Net Change in Cash and Cash Equivalents	(337.0)	(1.2)	(83.7)	—	(421.9)
Cash and Cash Equivalents as of Beginning of Period	820.3	1.4	932.6	—	1,754.3

Cash and Cash Equivalents as of End of Period	$483.3	$0.2	$848.9	$—	$1,332.4

	For the Six Months Ended July 2, 2011
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net cash provided by operating activities	$50.6	$113.4	$196.9	$—	$360.9
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(5.4)	(31.0)	(119.8)	—	(156.2)
Cash paid for acquisitions, net of cash acquired	—	—	(8.4)	—	(8.4)
Other, net	25.1	0.3	3.7	—	29.1

Net cash used in investing activities	19.7	(30.7)	(124.5)	—	(135.5)

Cash Flows from Financing Activities:
Other long-term debt repayments, net	—	—	(1.1)	—	(1.1)
Short-term debt repayments, net	—	—	(1.6)	—	(1.6)
Payment of debt issuance costs	(4.8)	—	—	—	(4.8)
Repurchase of common stock	(100.0)	—	—	—	(100.0)
Dividends paid to Lear Corporation stockholders	(25.7)	—	—	—	(25.7)
Dividends paid to noncontrolling interests	—	—	(18.2)	—	(18.2)
Other	(2.6)	—	1.0	—	(1.6)
Change in intercompany accounts	69.3	(82.9)	13.6	—	—

Net cash used in financing activities	(63.8)	(82.9)	(6.3)	—	(153.0)

Effect of foreign currency translation	—	—	44.7	—	44.7

Net Change in Cash and Cash Equivalents	6.5	(0.2)	110.8	—	117.1
Cash and Cash Equivalents as of Beginning of Period	808.8	0.4	844.9	—	1,654.1

Cash and Cash Equivalents as of End of Period	$815.3	$0.2	$955.7	$—	$1,771.2

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

Selling, General and Administrative Expenses — Corporate and division selling, general and administrative expenses are allocated to the operating subsidiaries based on various factors, which estimate usage of particular corporate and division functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries. During the three months ended June 30, 2012 and July 2, 2011, $8.3 million and $4.8 million, respectively, of selling, general and administrative expenses were allocated from Lear. During the six months ended June 30, 2012 and July 2, 2011, $19.8 million and $10.2 million, respectively, of selling, general and administrative expenses were allocated from Lear.

Long-Term Debt of Lear and the Guarantors — A summary of long-term debt of Lear and the Guarantors on a combined basis is shown below (in millions):

	June 30, 2012	December 31, 2011
Senior notes	$695.6	$695.4

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

Industry Overview

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer and fleet demand for automotive vehicles, and our level of content on specific vehicle platforms, as well as the portion of such content manufactured internally. Automotive sales and production can be affected by general economic or industry conditions, the age of the vehicle fleet and related scrappage rates, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, the availability and cost of credit, the availability of critical components needed to complete the production of vehicles and other factors. Our operating results are also significantly impacted by the overall commercial success of the vehicle platforms for which we supply particular products, as well as the profitability of the products that we supply for these platforms. In addition, it is possible that our customers could elect to manufacture our products internally. The loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could have a material adverse impact on our operating results. In addition, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating results.

Global industry production volumes have improved significantly in recent years from the decline experienced in 2008 and 2009 as a result of the global economic downturn. In the first six months of 2012, global vehicle production increased by approximately 9% from a year ago levels to 40.4 million units. North American industry production increased by approximately 22% from a year ago levels to 7.9 million units. Business condition in Europe, however, were challenging, and European industry production decreased by approximately 7% from a year ago levels to 9.0 million units.

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

Our material cost as a percentage of net sales was 68.4% in the first half of 2012, as compared to 68.6% in 2011. Raw material, energy and commodity costs have been volatile over the past several years. Unfavorable industry conditions in recent years have also resulted in financial distress within our supply base and an increase in the risk of supply disruption. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, financial hedges for certain commodities and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. These costs remain volatile and could have an adverse impact on our operating results in the foreseeable future.

LEAR CORPORATION

See “— Forward-Looking Statements” below and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

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

Acquisition

On May 31, 2012, we completed the acquisition of Guilford Mills (“Guilford”), a privately-held portfolio company of Cerberus Capital Management, L.P. that manufactures fabrics for the automotive and specialty markets, for approximately $246 million, net of cash acquired. Amounts payable to Guilford of approximately $9 million related to purchases of raw materials were also settled as of the acquisition date. Guilford is headquartered in Wilmington, North Carolina and has annual sales of approximately $400 million with operations in North America, Europe and Asia. In the first half of 2012, we incurred approximately $5 million of acquisition and other costs related to this transaction.

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

In the first half of 2012, we incurred additional restructuring costs of approximately $8 million as we continued to restructure our global operations and aggressively reduce our costs. Cash expenditures related to our restructuring actions, which primarily consisted of employee termination benefit payments, totaled $57 million in the first six months of 2012. We expect annual restructuring actions and related investments to moderate in the current year and thereafter. Our restructuring strategy has resulted in the closure of 48 manufacturing and 11 administrative facilities and a current footprint with more than 80% of our component facilities and more than 90% of our related employment in 22 low-cost countries.

Restructuring costs include employee termination benefits, fixed asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. These incremental costs principally include equipment and personnel relocation costs. Although each restructuring action is unique, based upon the nature of our operations, we expect that the components of future restructuring costs will be consistent with our historical experience. We also incur incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs are recognized in our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). Generally, charges are recorded as restructuring actions are approved and/or implemented. Actual costs recorded in our consolidated financial statements may vary from current estimates.

For further information, see Note 3, “Restructuring,” to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION

Share Repurchase Program, and Quarterly Cash Dividend

Our Board of Directors has authorized a three year, $700 million common stock share repurchase program, which expires in February 2014. In February and May 2012, our Board of Directors declared a quarterly cash dividend of $0.14 per share of common stock. For further information, see “— Liquidity and Capital Resources” below and Note 13, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report.

Other Matters

In the three and six months ended June 30, 2012, we recognized income of $15 million related to our portion of an affiliate’s reversal of a valuation allowance with respect to its deferred tax assets.

In the six months ended July 2, 2011, we recognized a gain of $4 million related to an affiliate transaction. In the three and six months ended July 2, 2011, we recognized a tax benefit of $20 million related to the reversal of a full valuation allowance with respect to the deferred tax assets of a foreign subsidiary.

As discussed above, our results for the three and six months ended June 30, 2012 and July 2, 2011, reflect the following items (in millions):

	Three months ended		Six months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Costs related to restructuring actions, including manufacturing inefficiencies of $1 million in the three months ended June 30, 2012, and the three and six months ended July 2, 2011	$4	$4	$8	$6
Acquisition and other related costs	4	—	5	—
Gain related to an affiliate	(15)	—	(15)	(4)
Tax benefits, net	—	(20)	—	(20)

For further information regarding these items, see Note 3, “Restructuring,” and Note 10, “Other Expense, Net” to the condensed consolidated financial statements included in this Report.

This section includes forward-looking statements that are subject to risks and uncertainties. For further information regarding other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see “— Forward-Looking Statements” below and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

LEAR CORPORATION

RESULTS OF OPERATIONS

A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three Months Ended				Six Months Ended
	June 30, 2012		July 2, 2011		June 30, 2012		July 2, 2011
Net sales
Seating systems	$2,793.4	76.2%	$2,859.9	77.8%	$5,607.2	76.7%	$5,584.9	77.7%
Electrical power management systems	871.6	23.8	816.4	22.2	1,701.8	23.3	1,603.1	22.3

Net sales	3,665.0	100.0	3,676.3	100.0	7,309.0	100.0	7,188.0	100.0
Cost of sales	3,350.4	91.4	3,329.7	90.6	6,684.6	91.5	6,518.0	90.7

Gross profit	314.6	8.6	346.6	9.4	624.4	8.5	670.0	9.3
Selling, general and administrative expenses	117.3	3.2	119.2	3.2	233.4	3.2	236.7	3.3
Amortization of intangible assets	7.3	0.2	7.2	0.2	14.2	0.2	14.0	0.2
Interest expense	14.0	0.4	10.7	0.3	26.5	0.3	14.0	0.2
Other expense, net	10.2	0.3	8.0	0.2	10.5	0.1	5.2	0.1
Provision for income taxes	31.8	0.9	19.7	0.6	71.1	1.0	59.7	0.8
Equity in net income of affiliates	(20.6)	(0.6)	(3.9)	(0.1)	(30.3)	(0.4)	(8.0)	(0.1)
Net income attributable to noncontrolling interests	9.2	0.2	8.2	0.2	19.5	0.3	14.9	0.2

Net income attributable to Lear	$145.4	4.0%	$177.5	4.8%	$279.5	3.8%	$333.5	4.6%

Three Months Ended June 30, 2012 vs. Three Months Ended July 2, 2011

Net sales in the second quarter of 2012 and 2011 were $3.7 billion. New business and the acquisition of Guilford positively impacted net sales by $175 million and $30 million, respectively. These increases were offset by net foreign exchange rate fluctuations of $197 million.

Cost of sales in the second quarter of 2012 was $3.4 billion, as compared to $3.3 billion in the second quarter of 2011. This increase is primarily due to the impact of new business, offset by net foreign exchange rate fluctuations.

Gross profit and gross margin were $315 million and 8.6%, respectively, in the quarter ended June 30, 2012, as compared to $347 million and 9.4%, respectively, in the quarter ended July 2, 2011. Gross profit was negatively impacted by higher product and facility launch costs and program development costs, as well as lower production volumes on key Lear platforms. The impact of favorable operating performance and the benefit of operational restructuring actions and new business was offset by selling price reductions.

Selling, general and administrative expenses, including engineering and development expenses, were $117 million in the three months ended June 30, 2012, as compared to $119 million in the three months ended July 2, 2011. As a percentage of net sales, selling, general and administrative expenses were 3.2% in the second quarter of 2012 and 2011.

Amortization of intangible assets was $7 million in the second quarter of 2012 and 2011.

Interest expense was $14 million in the second quarter of 2012, as compared to $11 million in the second quarter of 2011. This increase includes the impact of indirect tax matters in foreign jurisdictions in the current period.

Other expense, net, which includes, non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the sales of fixed assets and other miscellaneous income and expense, was $10 million in the second quarter of 2012, as compared to $8 million in the second quarter of 2011.

The provision for income taxes was $32 million for the second quarter of 2012, representing an effective tax rate of 19.2% on pretax income before equity in net income of affiliates of $166 million, as compared to $20 million for the second quarter of 2011, representing an effective tax rate of 9.8% on pretax income before equity in net income of affiliates of $202 million. In the second quarter of 2012 and 2011, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. The provision was also impacted by a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In the second quarter of 2011, we recognized a tax benefit of $20 million related to the reversal of a full valuation allowance with respect to the deferred tax assets of a foreign subsidiary. Excluding these items, the effective tax rate in the second quarter of 2012 and 2011 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items.

LEAR CORPORATION

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

Equity in net income of affiliates was $21 million in the second quarter of 2012, as compared to $4 million in the second quarter of 2011. In the second quarter of 2012, we recognized income of $15 million related to our portion of an affiliate’s reversal of a valuation allowance with respect to its deferred tax assets. The increase also reflects the improved performance of our equity affiliates.

Net income attributable to Lear in the second quarter of 2012 was $145 million, or $1.45 per diluted share, as compared to $178 million, or $1.65 per diluted share, in the second quarter of 2011, for the reasons described above.

Reportable Operating Segments

We have two reportable operating segments: seating, which includes seat systems and related components, such as seat frames, recliner mechanisms, seat tracks, seat trim covers, headrests and seat foam, and electrical power management systems (“EPMS”), which includes wiring, connectors, junction boxes and various other components of electrical distribution systems for traditional powertrain vehicles, as well as for hybrid and electric vehicles. The financial information presented below is for our two reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment. Corporate and regional headquarters costs include various support functions, such as information technology, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s pretax income before equity in net income of affiliates, interest expense and other expense (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under GAAP. Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income attributable to Lear, net cash provided by operating activities or other statement of comprehensive income or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates, see Note 15, “Segment Reporting,” to the condensed consolidated financial statements included in this Report.

Seating

A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Three months ended
	June 30, 2012	July 2, 2011
Net sales	$2,793.4	$2,859.9
Segment earnings (1)	183.6	223.4
Margin	6.6%	7.8%

(1)	See definition above.

LEAR CORPORATION

Seating net sales were $2.8 billion in the second quarter of 2012, as compared to $2.9 billion in the second quarter of 2011, a decrease of $67 million or 2.3%. Net foreign exchange rate fluctuations negatively impacted net sales by $148 million. This decrease was partially offset by new business and the Guilford acquisition, which positively impacted net sales by $74 million and $30 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $184 million and 6.6%, respectively, in the second quarter of 2012, as compared to $223 million and 7.8%, respectively, in the second quarter of 2011. Segment earnings were negatively impacted by higher product and facility launch costs and program development costs, as well as lower production volumes on key Lear platforms. The impact of selling price reductions was partially offset by favorable operating performance and the benefit of operational restructuring actions.

EPMS

A summary of financial measures for our EPMS segment is shown below (dollar amounts in millions):

	Three months ended
	June 30, 2012	July 2, 2011
Net sales	$871.6	$816.4
Segment earnings (1)	58.6	48.5
Margin	6.7%	5.9%

(1)	See definition above.

EPMS net sales were $872 million in the second quarter of 2012, as compared to $816 million in the second quarter of 2011, an increase of $55 million or 6.8%. New business positively impacted net sales by $101 million. This increase was partially offset by net foreign exchange rate fluctuations of $49 million. Segment earnings, including restructuring costs, and the related margin on net sales were $59 million and 6.7%, respectively, in the second quarter of 2012, as compared to $49 million and 5.9%, respectively, in the second quarter of 2011. New business and improved production volumes on key Lear platforms were partially offset by higher product and facility launch costs and program development costs. Favorable operating performance and the benefit of operational restructuring actions were largely offset by the impact of selling price reductions.

Other

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three months ended
	June 30, 2012	July 2, 2011
Net sales	$—	$—
Segment earnings (1)	(52.2)	(51.7)
Margin	N/A	N/A

(1)	See definition above.

Our other category includes unallocated corporate and regional headquarters costs, as well as the elimination of intercompany activity. Corporate and regional headquarters costs include various support functions, such as information technology, corporate finance, legal, executive administration and human resources. Segment earnings related to our other category were ($52) million in the second quarter of 2012 and 2011.

Six Months Ended June 30, 2012 vs. Six Months Ended July 2, 2011

Net sales in the first six months of 2012 were $7.3 billion, as compared to $7.2 billion in first six months of 2011, an increase of $121 million or 1.7%. New business positively impacted net sales by $328 million. These increases were largely offset by net foreign exchange rate fluctuations of $265 million.

Cost of sales in the first six months of 2012 was $6.7 billion, as compared to $6.5 billion in the first six months of 2011. This increase is primarily due to the impact of new business, largely offset by net foreign exchange rate fluctuations.

Gross profit and gross margin were $624 million and 8.5%, respectively, in the six months ended June 30, 2012, as compared to $670 million and 9.3%, respectively, in the six months ended July 2, 2011. Gross profit was negatively impacted by higher product and facility launch costs and program development costs, as well as lower production volumes on key Lear platforms. The impact of favorable operating performance and the benefit of operational restructuring actions and new business was largely offset by selling price reductions.

LEAR CORPORATION

Selling, general and administrative expenses, including engineering and development expenses, were $233 million in the six months ended June 30, 2012, as compared to $237 million in the six months ended July 2, 2011. As a percentage of net sales, selling, general and administrative expenses declined to 3.2% in the first half of 2012, as compared to 3.3% in the first half of 2011.

Amortization of intangible assets was $14 million in the first half of 2012 and 2011.

Interest expense was $27 million in the first six months of 2012, as compared to $14 million in the first six months of 2011. This increase was primarily due to the refund of interest in 2011 related to a favorable settlement of an indirect tax matter in a foreign jurisdiction.

Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the sales of fixed assets and other miscellaneous income and expense, was $11 million in the first six months of 2012, as compared to $5 million in the first six months of 2011, reflecting a gain of $4 million related to an affiliate transaction recognized in 2011 and an increase in foreign exchange losses in the current period.

The provision for income taxes was $71 million for the first six months of 2012, representing an effective tax rate of 20.9% on pretax income before equity in net income of affiliates of $340 million, as compared to $60 million for the first six months of 2011, representing an effective tax rate of 14.9% on pretax income before equity in net income of affiliates of $400 million. In the first six months of 2012 and 2011, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. The provision was also impacted by a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In the first six months of 2011, we recognized a tax benefit of $20 million related to the reversal of a full valuation allowance with respect to the deferred tax assets of a foreign subsidiary. Excluding these items, the effective tax rate in the first six months of 2012 and 2011 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items.

For a description of our valuation allowances, see “Three Months Ended June 30, 2012 vs. Three Months Ended July 2, 2011,” above.

Equity in net income of affiliates was $30 million in the first half of 2012, as compared to $8 million in the first half of 2011. In the first half of 2012, we recognized income of $15 million related to our portion of an affiliate’s reversal of a valuation allowance with respect to its deferred tax assets. The increase between periods also reflects the improved performance of our equity affiliates.

Net income attributable to Lear in the first six months of 2012 was $280 million, or $2.76 per diluted share, as compared to $334 million, or $3.09 per diluted share, in the first six months of 2012, for the reasons described above.

Reportable Operating Segments

For a description of our reportable operating segments, see “Three Months Ended June 30, 2012 vs. Three Months Ended July 2, 2011 — Reportable Operating Segments,” above.

Seating

A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Six months ended
	June 30, 2012	July 2, 2011
Net sales	$5,607.2	$5,584.9
Segment earnings (1)	369.4	431.9
Margin	6.6%	7.7%

(1)	See definition above.

Seating net sales were $5.6 billion in the first six months of 2012 and 2011. New business and the Guilford acquisition positively impacted net sales by $168 million and $30 million, respectively. These increases were offset by net foreign exchange rate

LEAR CORPORATION

fluctuations of $200 million. Segment earnings, including restructuring costs, and the related margin on net sales were $369 million and 6.6%, respectively, in the first six months of 2012, as compared to $432 million and 7.7%, respectively, in the first six months of 2011. Segment earnings were negatively impacted by higher product and facility launch costs and program development costs, as well as lower production volumes on key Lear platforms. The impact of selling price reductions was partially offset by favorable operating performance and the benefit of operational restructuring actions.

EPMS

A summary of financial measures for our EPMS segment is shown below (dollar amounts in millions):

	Six months ended
	June 30, 2012	July 2, 2011
Net sales	$1,701.8	$1,603.1
Segment earnings (1)	111.2	92.6
Margin	6.5%	5.8%

(1)	See definition above.

EPMS net sales were $1.7 billion in the first six months of 2012, as compared to $1.6 billion in the first six months of 2011, an increase of $99 million or 6.2%. New business positively impacted net sales by $160 million. This increase was partially offset by net foreign exchange rate fluctuations of $65 million. Segment earnings, including restructuring costs, and the related margin on net sales were $111 million and 6.5%, respectively, in the first six months of 2012, compared to $93 million and 5.8%, respectively, in the first six months of 2011. New business and improved production volumes on key Lear platforms were partially offset by higher product and facility launch costs and program development costs. Favorable operating performance and the benefit of operational restructuring actions were largely offset by the impact of selling price reductions.

Other

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Six months ended
	June 30, 2012	July 2, 2011
Net sales	$—	$—
Segment earnings (1)	(103.8)	(105.2)
Margin	N/A	N/A

(1)	See definition above.

Our other category includes unallocated corporate and regional headquarters costs, as well as the elimination of intercompany activity. Corporate and regional headquarters costs include various support functions, such as information technology, corporate finance, legal, executive administration and human resources. Segment earnings related to our other category were ($104) million in the first six months of 2012, as compared to ($105) million in the first six months of 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, operational restructuring actions and debt service requirements. Our principal sources of liquidity are cash flows from operating activities, borrowings under available credit facilities and our existing cash balance. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and the combination of dividends, royalties, intercompany loan repayments and other distributions and advances from our subsidiaries to provide the funds necessary to meet our obligations. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. As of June 30, 2012 and December 31, 2011, we had $1.3 billion and $1.8 billion, respectively, of cash and cash equivalents on hand to support our liquidity needs. The decrease of $422 million reflects $246 million, net of cash acquired, related to the Guilford acquisition and $150 million related to the repurchase of common stock and dividends paid to our stockholders. As of June 30, 2012 and December 31, 2011, cash and cash equivalents of $802 million and $931 million, respectively, were held in foreign subsidiaries and can be repatriated primarily through the repayment of intercompany loans without creating additional income tax expense. For further information regarding potential dividends from our non-U.S. subsidiaries, see Note 9, “Income Taxes,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

LEAR CORPORATION

Cash Flows

Net cash provided by operating activities was $160 million in the first six months of 2012, as compared to $361 million in the first six months of 2011. The net change in recoverable customer engineering, development and tooling and working capital items resulted in an incremental decrease in operating cash flow of $115 million between periods. This decrease is primarily due to cash payments related to previously accrued restructuring activities and the launch of several new products and facilities, as well as to support our new business. Lower earnings in the first six months of 2012 also resulted in a decrease in operating cash flow between periods. In the first six months of 2012, increases in accounts receivable, inventories and accounts payable resulted in a use of cash of $399 million, a use of cash of $93 million and a source of cash of $330 million, respectively, primarily reflecting the impact of industry volumes in the second quarter of 2012, as compared to the fourth quarter of 2011.

Net cash used in investing activities was $422 million in the first six months of 2012, as compared to $136 million in the first six months of 2011. This increase was primarily due to cash paid for the Guilford acquisition of $246 million, net of cash acquired, as well as an increase in capital expenditures of $24 million between periods. Capital spending in 2012 is estimated at approximately $460 million, which includes approximately $25 million of replacement assets associated with a fire in 2011. We expect to receive recovery for the replacement assets through related insurance proceeds.

Net cash used in financing activities was $152 million in the first six months of 2012, as compared to $153 million in the first six months of 2011. In first six months of 2012, we repurchased $123 million of our common stock, as compared to repurchases of $100 million in the first six months of 2011. In addition, we paid $4 million and $18 million in dividends to noncontrolling interests in the first six months of 2012 and 2011, respectively. For further information regarding our share repurchase program, see “— Capitalization,” below and Note 13, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report.

Capitalization

From time to time, we utilize uncommitted credit facilities to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries, as well as uncommitted lines of credit for our short-term working capital fluctuations, in addition to cash provided by operating activities. As of June 30, 2012, there were no short-term debt balances outstanding. For the six months ended July 2, 2011, our average outstanding short-term debt balance was $3 million, and the weighted average interest rate on our short-term debt balances was 6.7%. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors.

Senior Notes

As of June 30, 2012, our long-term debt consisted of $350 million in aggregate principal amount at maturity of senior unsecured notes due 2018 at a stated coupon rate of 7.875% (the “2018 Notes”) and $350 million in aggregate principal amount at maturity of senior unsecured notes due 2020 at a stated coupon rate of 8.125% (the “2020 Notes” and together with the 2018 Notes, the “Notes”). As of June 30, 2012 and December 31, 2011, we had $696 million and $695 million, respectively, of Notes outstanding.

On July 24, 2012, we elected to redeem 10% of the aggregate principal amount at maturity of each of the 2018 Notes and the 2020 Notes at a redemption price equal to 103% of the aggregate principal amount redeemed, plus accrued and unpaid interest to the redemption date, which is August 24, 2012. In connection with this transaction, we expect to pay approximately $72 million and recognize a loss on the partial extinguishment of debt of approximately $4 million in the third quarter of 2012.

Scheduled cash interest payments on the Notes are approximately $28 million in the last six months of 2012. As of June 30, 2012, we were in compliance with all covenants under the indenture governing the Notes.

The Notes are senior unsecured obligations. Our obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain domestic subsidiaries, which are directly or indirectly 100% owned by Lear.

For further information related to the Notes, including information on early redemption, covenants and events of default, see Note 8, “Long-Term Debt,” to the condensed consolidated financial statements included in this Report and Note 8, “Long-Term Debt,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Revolving Credit Facility

We have a $500 million revolving credit facility, which permits borrowings for general corporate and working capital purposes and the issuance of letters of credit. The commitments under the revolving credit facility expire on June 17, 2016. As of June 30, 2012, there were no borrowings outstanding under the revolving credit facility, and we were in compliance with all covenants under the agreement governing the revolving credit facility.

LEAR CORPORATION

For further information related to the revolving credit facility, including information on pricing, covenants and events of default, see Note 8, “Long-Term Debt,” to the condensed consolidated financial statements included in this Report and Note 8, “Long-Term Debt,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

Guarantees and Commitments

We guarantee 49% of certain of the debt of one of our unconsolidated affiliates, Tacle Seating USA, LLC. As of June 30, 2012, the aggregate amount of debt guaranteed was approximately $1 million.

Common Stock Share Repurchase Program

Our Board of Directors has authorized a three year, $700 million common stock share repurchase program, which permits the discretionary repurchase of our outstanding common stock through February 16, 2014. In the first half of 2012, we repurchased 2,942,771 shares of our outstanding common stock at an average purchase price of $41.63 per share, excluding commissions, for an aggregate purchase price of $123 million. As of June 30, 2012, we had repurchased 9,125,200 shares of our outstanding common stock and were authorized to repurchase an additional $298 million in shares of our outstanding common stock under this program. The extent to which we will repurchase our outstanding common stock and the timing of such repurchases will depend upon our financial condition, prevailing market conditions, alternative uses of capital and other factors. In addition, our amended and restated credit facility and the indenture governing the Notes place certain limitations on the repurchase of common shares. See “—Forward-Looking Statements.”

Dividends

A summary of 2012 dividend declarations is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.14	February 9, 2012	March 2, 2012	March 21, 2012
$0.14	May 16, 2012	June 7, 2012	June 26, 2012

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

Adequacy of Liquidity Sources

As of June 30, 2012, we had approximately $1.3 billion of cash and cash equivalents on hand and $500 million in available borrowings under our revolving credit facility. Together with cash provided by operating activities, we believe this will enable us to meet our liquidity needs to satisfy ordinary course business obligations. However, our future financial results and our ability to continue to meet such liquidity needs are subject to, and will be affected by, cash flows from operations, including the impact of restructuring activities, automotive industry conditions, the financial condition of our customers and suppliers and other related factors outside of our control. Additionally, an economic downturn or reduction in production levels could negatively impact our financial condition. For further discussion of the risks and uncertainties affecting our cash flows from operations and overall liquidity, see “— Executive Overview” above, “— Forward-Looking Statements” below and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Market Risk Sensitivity

In the normal course of business, we are exposed to market risks associated with fluctuations in foreign exchange rates, interest rates and commodity prices. We manage a portion of these risks through the use of derivative financial instruments in accordance with management’s guidelines. We enter into all hedging transactions for periods consistent with the underlying exposures. We do not enter into derivative financial instruments for trading purposes.

Foreign Exchange

Operating results may be impacted by our buying, selling and financing in currencies other than the functional currency of our operating companies (“transactional exposure”). We may mitigate a portion of this risk by entering into forward foreign exchange,

LEAR CORPORATION

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

Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Chinese renminbi and the Canadian dollar. We have performed a quantitative analysis of our overall currency rate exposure as of June 30, 2012 and December 31, 2011. As of June 30, 2012, the potential adverse earnings impact related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies to which it is exposed for a twelve-month period is approximately ($20) million. In addition, the potential earnings benefit related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies to which it is exposed for a twelve-month period is approximately $18 million. As of December 31, 2011, the potential adverse earnings impact related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies to which it is exposed for a twelve-month period is approximately ($21) million. In addition, the potential earnings benefit related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies to which it is exposed for a twelve-month period is approximately $3 million.

As of June 30, 2012, foreign exchange contracts representing $671 million of notional amount were outstanding with maturities of less than 18 months. As of June 30, 2012, the fair value of these contracts was approximately ($7) million. A 10% change in the value of the U.S. dollar relative to all other currencies to which it is exposed would have resulted in a $30 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies to which it is exposed would have resulted in a $10 million change in the aggregate fair value of these contracts. As of December 31, 2011, foreign exchange contracts representing $734 million of notional amount were outstanding with maturities of less than 17 months. As of December 31, 2011, the fair value of these contracts was approximately ($45) million. A 10% change in the value of the U.S. dollar relative to all other currencies to which it is exposed would have resulted in a $30 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies to which it is exposed would have resulted in a $14 million change in the aggregate fair value of these contracts.

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

Interest Rates

Historically, we have used interest rate swap and other derivative contracts to manage our exposure to variable interest rates on outstanding variable rate debt instruments indexed to U.S. or European Monetary Union short-term money market rates. As of June 30, 2012 and December 31, 2011, there were no interest rate contracts outstanding. We will continue to evaluate, and may use, derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage our exposures to fluctuations in interest rates in the future.

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

LEAR CORPORATION

components that are integrated into a seat system, such as seat frames, recliner mechanisms, seat tracks and mechanical components. Therefore, our exposure to steel prices is primarily indirect, through these purchased components. Approximately 80% of our copper purchases are subject to price index agreements with our customers.

We use derivative instruments to reduce our exposure to fluctuations in copper prices. As of June 30, 2012, commodity swap contracts representing $1 million of notional amount were outstanding with maturities of less than four months. As of June 30, 2012, the fair market value of these contracts was approximately zero. A 10% parallel change in the copper curve would have resulted in a less than $1 million change in the aggregate fair value of these contracts. As of December 31, 2011, commodity swap contracts representing $3 million of notional amount were outstanding with maturities of less than twelve months. As of December 31, 2011, the fair market value of these contracts was less than ($1) million. A 10% parallel change in the copper curve would have resulted in a less than $1 million change in the aggregate fair value of these contracts.

OTHER MATTERS

Legal and Environmental Matters

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of June 30, 2012, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $14 million. In addition, as of June 30, 2012, we had recorded reserves for product liability claims and environmental matters of $21 million and $4 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. For a more complete description of our outstanding material legal proceedings, see Note 14, “Legal and Other Contingencies,” to the condensed consolidated financial statements included in this Report.

Significant Accounting Policies and Critical Accounting Estimates

Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates,” and Note 4, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first six months of 2012.

Recently Issued Accounting Pronouncements

For more information on the impact of recently issued accounting pronouncements, see Note 17, “Accounting Pronouncements,” to the condensed consolidated financial statements included in this Report.

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

LEAR CORPORATION

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

other risks, described in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and from time to time in our other Securities and Exchange Commission filings.

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

(b)	Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

LEAR CORPORATION

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. For a description of our outstanding material legal proceedings, see Note 14, “Legal and Other Contingencies,” to the condensed consolidated financial statements included in this Report.

ITEM 1A — RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, except as supplemented and updated by Part II—Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As discussed in Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capitalization — Common Stock Share Repurchase Program,” our Board of Directors has authorized a three year, $700 million common stock share repurchase program. In the quarter ended June 30, 2012, we repurchased 1,790,858 shares of our outstanding common stock for an aggregate purchase price of $70 million, excluding commissions. For further information, see Note 13, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report. A summary of the shares of our common stock repurchased during the quarter ended June 30, 2012, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
April 1, 2012 through April 28, 2012	—	N/A	N/A	$368.4
April 29, 2012 through May 26, 2012	581,300	$40.70	581,300	$344.7
May 27, 2012 through June 30, 2012	1,209,558	$38.31	1,209,558	$298.4

Total	1,790,858	$39.09	1,790,858	$298.4

(1)	Excluding commissions.

ITEM 6 — EXHIBITS

The exhibits listed on the “Index to Exhibits” on page 44 are filed with this Form 10-Q or incorporated by reference as set forth below.

LEAR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated: August 2, 2012	By:	/s/ Matthew J. Simoncini
Matthew J. Simoncini
President and Chief Executive Officer

By:	/s/ Jeffrey H. Vanneste
Jeffrey H. Vanneste
Senior Vice President and Chief Financial Officer

LEAR CORPORATION

Index to Exhibits

Exhibit Number	Exhibit
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

*32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	Submitted electronically with the Report.