Form 10-Q
period 2012-09-29
LEAR CORP
filed 2012-10-26
CIK 842162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of October 24, 2012, the number of shares outstanding of the registrant’s common stock was 96,898,524 shares.

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 29, 2012

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

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 29, 2012(1)	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,269.6	$1,754.3
Accounts receivable	2,192.8	1,880.1
Inventories	763.4	637.8
Other	618.2	489.3

Total current assets	4,844.0	4,761.5

LONG-TERM ASSETS:
Property, plant and equipment, net	1,299.6	1,072.0
Goodwill	728.6	628.6
Other	590.1	548.8

Total long-term assets	2,618.3	2,249.4

Total assets	$7,462.3	$7,010.9

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and drafts	$2,264.6	$2,014.3
Accrued liabilities	1,033.1	1,049.2

Total current liabilities	3,297.7	3,063.5

LONG-TERM LIABILITIES:
Long-term debt	626.2	695.4
Other	736.2	690.9

Total long-term liabilities	1,362.4	1,386.3

EQUITY:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 108,026,137 and 107,486,539 shares issued as of September 29, 2012 and December 31, 2011, respectively	1.1	1.1
Additional paid-in capital, including warrants to purchase common stock	2,167.5	2,150.6
Common stock held in treasury, 11,128,883 and 6,799,597 shares as of September 29, 2012 and December 31, 2011, respectively, at cost	(483.8)	(305.6)
Retained earnings	1,280.9	922.3
Accumulated other comprehensive loss	(298.3)	(332.0)

Lear Corporation stockholders’ equity	2,667.4	2,436.4
Noncontrolling interests	134.8	124.7

Equity	2,802.2	2,561.1

Total liabilities and equity	$7,462.3	$7,010.9

(1)	Unaudited.

The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales	$3,538.6	$3,460.0	$10,847.6	$10,648.0
Cost of sales	3,247.3	3,179.5	9,931.9	9,697.5
Selling, general and administrative expenses	113.4	114.9	346.8	351.6
Amortization of intangible assets	8.3	7.1	22.5	21.1
Interest expense	13.7	10.9	40.2	24.9
Other expense, net	1.5	10.1	12.0	15.3

Consolidated income before provision for income taxes and equity in net income of affiliates	154.4	137.5	494.2	537.6

Provision for income taxes	29.3	31.0	100.4	90.7
Equity in net income of affiliates	(3.0)	(1.6)	(33.3)	(9.6)

Consolidated net income	128.1	108.1	427.1	456.5
Less: Net income attributable to noncontrolling interests	6.7	7.4	26.2	22.3

Net income attributable to Lear	$121.4	$100.7	$400.9	$434.2

Basic net income per share attributable to Lear	$1.25	$0.97	$4.05	$4.16

Diluted net income per share attributable to Lear	$1.23	$0.95	$3.99	$4.05

Consolidated comprehensive income (loss) (Note 13)	$174.3	$(61.3)	$461.1	$398.9
Less: Comprehensive income attributable to noncontrolling interests	7.9	7.8	26.5	24.2

Comprehensive income (loss) attributable to Lear	$166.4	$(69.1)	$434.6	$374.7

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Nine Months Ended
	September 29, 2012	October 1, 2011
Cash Flows from Operating Activities:
Consolidated net income	$427.1	$456.5
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	173.6	189.3
Net change in recoverable customer engineering, development and tooling	(66.6)	(34.0)
Net change in working capital items (see below)	(167.1)	(106.0)
Other, net	(6.3)	10.7

Net cash provided by operating activities	360.7	516.5

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(300.5)	(247.7)
Insurance proceeds	11.4	—
Cash paid for acquisitions, net of cash acquired	(246.1)	(8.4)
Other, net	(0.9)	31.3

Net cash used in investing activities	(536.1)	(224.8)

Cash Flows from Financing Activities:
Repurchase of senior notes	(72.1)	—
Other long-term debt repayments, net	—	(1.1)
Short-term debt repayments, net	—	(4.2)
Payment of debt issuance costs	—	(4.8)
Repurchase of common stock	(172.6)	(194.2)
Dividends paid to Lear Corporation stockholders	(40.9)	(38.3)
Dividends paid to noncontrolling interests	(4.3)	(18.5)
Other	(15.4)	(3.4)

Net cash used in financing activities	(305.3)	(264.5)

Effect of foreign currency translation	(4.0)	(4.8)

Net Change in Cash and Cash Equivalents	(484.7)	22.4
Cash and Cash Equivalents as of Beginning of Period	1,754.3	1,654.1

Cash and Cash Equivalents as of End of Period	$1,269.6	$1,676.5

Changes in Working Capital Items:
Accounts receivable	$(276.8)	$(342.6)
Inventories	(99.6)	(162.6)
Accounts payable	223.8	372.3
Accrued liabilities and other	(14.5)	26.9

Net change in working capital items	$(167.1)	$(106.0)

Supplementary Disclosure:
Cash paid for interest	$58.6	$57.3

Cash paid for income taxes	$59.9	$60.9

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

Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended September 29, 2012.

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

(2) Acquisition

On May 31, 2012, the Company completed the acquisition of Guilford Mills (“Guilford”), a privately-held portfolio company of Cerberus Capital Management, L.P., which manufactures fabrics for the automotive and specialty markets, for $246.1 million, net of cash acquired and excluding purchase price adjustments of $3.6 million. In addition, the Company incurred transaction costs related to advisory services of $0.3 million and $4.5 million in the three and nine months ended September 29, 2012, respectively, which have been expensed as incurred. Guilford is headquartered in Wilmington, North Carolina and has annual sales of approximately $400 million with operations in North America, Europe and Asia.

The Guilford acquisition was accounted for as a purchase, and accordingly, the assets acquired and liabilities assumed are included in the accompanying condensed consolidated balance sheet as of September 29, 2012. The operating results and cash flows of Guilford are included in the accompanying condensed consolidated financial statements from the date of acquisition. The preliminary purchase price and related allocation are shown below (in millions):

Purchase price paid to former owner, net of cash acquired	$246.1
Purchase price adjustments	(3.6)

Net purchase price	$242.5

Property, plant and equipment	$93.0
Other assets purchased and liabilities assumed, net	(5.8)
Goodwill	102.3
Intangible assets	53.0

Preliminary purchase price allocation	$242.5

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

(3) Restructuring

In 2005, the Company initiated a multi-year operational restructuring strategy to (i) eliminate excess capacity and lower the operating costs of the Company, (ii) streamline the Company’s organizational structure and reposition its business for improved long-term profitability and (iii) better align the Company’s manufacturing capabilities with the changing needs of its customers. In light of industry conditions and customer announcements, the Company expanded this strategy in 2008. Through the end of 2011, the Company incurred pretax restructuring costs of $804.3 million. The Company’s current restructuring initiatives are substantially complete. Any future restructuring actions will depend upon market conditions, customer actions and other factors.

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

In the first nine months of 2012, the Company recorded charges of $11.0 million in connection with its restructuring actions. These charges consist of $9.4 million recorded as cost of sales, $1.7 million recorded as selling, general and administrative expenses and ($0.1) million recorded as other expense, net. The restructuring charges consist of employee termination benefits of $8.9 million and contract termination costs of $1.4 million, as well as other related restructuring costs of $0.7 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements and completed negotiations. The Company expects to incur approximately $7.5 million of additional restructuring costs related to activities initiated as of September 29, 2012, and expects that the components of such costs will be consistent with its historical experience.

A summary of 2012 activity is shown below (in millions):

			Utilization
	Accrual as of January 1, 2012	2012 Charges	Cash	Non-cash	Accrual as of September 29, 2012
Employee termination benefits	$56.8	$8.9	$(57.4)	$—	$8.3
Contract termination costs	5.7	1.4	(1.3)	—	5.8
Other related costs	—	0.7	(0.7)	—	—

Total	$62.5	$11.0	$(59.4)	$—	$14.1

(4) Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	September 29, 2012	December 31, 2011
Raw materials	$619.6	$520.1
Work-in-process	37.1	36.0
Finished goods	106.7	81.7

Inventories	$763.4	$637.8

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(5) Pre-Production Costs Related to Long-Term Supply Agreements

The Company incurs pre-production engineering and development (“E&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production E&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the Company does not have a non-cancelable right to use the tooling. During the first nine months of 2012 and 2011, the Company capitalized $161.0 million and $135.4 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During the first nine months of 2012 and 2011, the Company also capitalized $121.6 million and $118.8 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets. During the first nine months of 2012 and 2011, the Company collected $209.4 million and $222.1 million, respectively, of cash related to E&D and tooling costs.

The classification of recoverable customer E&D and tooling costs related to long-term supply agreements is shown below (in millions):

	September 29, 2012	December 31, 2011
Current	$167.3	$96.0
Long-term	57.8	64.2

Recoverable customer engineering, development and tooling	$225.1	$160.2

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

A summary of property, plant and equipment is shown below (in millions):

	September 29, 2012	December 31, 2011
Land	$106.5	$106.1
Buildings and improvements	470.2	406.1
Machinery and equipment	1,264.5	988.6
Construction in progress	31.3	3.3

Total property, plant and equipment	1,872.5	1,504.1
Less – accumulated depreciation	(572.9)	(432.1)

Net property, plant and equipment	$1,299.6	$1,072.0

Depreciation expense was $54.9 million and $56.4 million in the three months ended September 29, 2012 and October 1, 2011, respectively, and $151.0 million and $168.2 million in the nine months ended September 29, 2012 and October 1, 2011, respectively.

The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with GAAP. If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. The Company does not believe that there were any indicators that would have resulted in long-lived asset impairment charges as of September 29, 2012. The Company will, however, continue to assess the impact of any significant industry events and long-term automotive production estimates on the realization of its long-lived assets.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(7) Goodwill

A summary of the changes in the carrying amount of goodwill, all of which relates to the seating segment, for the nine months ended September 29, 2012, is shown below (in millions):

Balance as of January 1, 2012	$628.6
Acquisition	102.3
Foreign currency translation	(2.3)

Balance as of September 29, 2012	$728.6

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

The Company does not believe that there were any indicators that would have resulted in goodwill impairment charges as of September 29, 2012. The Company will, however, continue to assess the impact of any significant industry events and long-term automotive production estimates on its recorded goodwill.

(8) Long-Term Debt

A summary of long-term debt and the related weighted average interest rates is shown below (in millions):

	September 29, 2012		December 31, 2011
	Long-Term Debt	Weighted Average Interest Rate	Long-Term Debt	Weighted Average Interest Rate
7.875% Senior Notes due 2018	$313.3	8.00%	$347.9	8.00%
8.125% Senior Notes due 2020	312.9	8.25%	347.5	8.25%

Long-term debt	$626.2		$695.4

Senior Notes

As of September 29, 2012, the Company’s long-term debt consisted of $315 million in aggregate principal amount at maturity of senior unsecured notes due 2018 at a stated coupon rate of 7.875% (the “2018 Notes”) and $315 million in aggregate principal amount at maturity of senior unsecured notes due 2020 at a stated coupon rate of 8.125% (the “2020 Notes” and together with the 2018 Notes, the “Notes”). The 2018 Notes were priced at 99.276% of par, resulting in a yield to maturity of 8.00%, and the 2020 Notes were priced at 99.164% of par, resulting in a yield to maturity of 8.25%.

On August 24, 2012, the Company redeemed 10% of the original aggregate principal amount of each of the 2018 Notes and the 2020 Notes at a redemption price equal to 103% of the aggregate principal amount redeemed, plus accrued and unpaid interest. In connection with this transaction, the Company paid $72.1 million and recognized a loss of $3.7 million on the partial extinguishment of debt.

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

The indenture governing the Notes contains restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to: (i) incur additional debt, (ii) pay dividends and make other restricted payments, (iii) create or permit certain liens, (iv) issue or sell capital stock of the Company’s restricted subsidiaries, (v) use the proceeds from sales of assets and subsidiary stock,

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(vi) create or permit restrictions on the ability of the Company’s restricted subsidiaries to pay dividends or make other distributions to the Company, (vii) enter into transactions with affiliates, (viii) enter into sale and leaseback transactions and (ix) consolidate or merge or sell all or substantially all of the Company’s assets. The foregoing limitations are subject to exceptions as set forth in the Notes. In addition, if in the future the Notes have an investment grade credit rating from both Moody’s Investors Service and Standard & Poor’s Ratings Services and no default has occurred and is continuing, certain of these covenants will, thereafter, no longer apply to the Notes for so long as the Notes have an investment grade credit rating by both rating agencies. The indenture governing the Notes also contains customary events of default. As of September 29, 2012, the Company was in compliance with all covenants under the indenture governing the Notes.

Revolving Credit Facility

The Company’s amended and restated senior secured credit agreement provides for a $500 million revolving credit facility. The revolving credit facility permits borrowings for general corporate and working capital purposes and the issuance of letters of credit. The commitments under the revolving credit facility expire on June 17, 2016. As of September 29, 2012, there were no borrowings outstanding under the revolving credit facility.

Advances under the revolving credit facility generally bear interest at a variable rate per annum equal to (i) the Eurocurrency Rate (as defined) plus an adjustable margin of 1.375% to 3.0% based on the Company’s corporate rating (2.25% as of September 29, 2012), payable on the last day of each applicable interest period but in no event less frequently than quarterly, or (ii) the Adjusted Base Rate (as defined) plus an adjustable margin of 0.375% to 2.0% based on the Company’s corporate rating (1.25% as of September 29, 2012), payable quarterly. A facility fee is payable which ranges from 0.375% to 0.50% of the total amount committed under the revolving credit facility.

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

The amended and restated senior secured credit agreement contains various customary representations, warranties and covenants by the Company, including, without limitation, (i) covenants regarding maximum leverage and minimum interest coverage, (ii) limitations on fundamental changes involving the Company or its subsidiaries and (iii) limitations on indebtedness, liens, investments and restricted payments. As of September 29, 2012, the Company was in compliance with all covenants under the agreement governing the amended and restated senior secured credit agreement.

For further information on the Notes and the revolving credit facility, see Note 8, “Long-Term Debt,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

(9) Pension and Other Postretirement Benefit Plans

Net Periodic Pension and Other Postretirement Benefit Cost

The components of the Company’s net periodic pension benefit cost are shown below (in millions):

	Three Months Ended				Nine Months Ended
	September 29, 2012		October 1, 2011		September 29, 2012		October 1, 2011
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$0.8	$1.9	$0.7	$1.7	$2.4	$5.8	$2.2	$5.0
Interest cost	6.6	4.7	5.8	6.4	18.3	14.1	17.5	19.1
Expected return on plan assets	(7.5)	(5.5)	(6.5)	(7.9)	(20.6)	(16.5)	(19.7)	(23.6)
Amortization of actuarial loss	1.0	1.4	—	0.1	2.9	4.2	—	0.2
Settlement (gain) loss	—	—	—	—	0.6	—	(0.1)	—

Net periodic benefit cost	$0.9	$2.5	$—	$0.3	$3.6	$7.6	$(0.1)	$0.7

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The components of the Company’s net periodic other postretirement benefit cost are shown below (in millions):

	Three Months Ended				Nine Months Ended
	September 29, 2012		October 1, 2011		September 29, 2012		October 1, 2011
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$0.1	$0.3	$0.1	$0.4	$0.3	$0.8	$0.3	$0.8
Interest cost	1.1	0.9	1.4	0.8	3.3	2.4	4.1	2.8
Amortization of actuarial loss	0.1	0.1	—	0.1	0.3	0.2	0.2	0.1
Amortization of prior service credit	—	(0.1)	—	—	—	(0.1)	—	—
Special termination benefits	—	0.1	—	—	—	0.3	—	—

Net periodic benefit cost	$1.3	$1.3	$1.5	$1.3	$3.9	$3.6	$4.6	$3.7

Contributions

Employer contributions to the Company’s domestic and foreign defined benefit pension plans for the nine months ended September 29, 2012, were $25.7 million. The Company expects contributions to its domestic and foreign defined benefit pension plans of approximately $35 million in 2012. The Company may elect to make contributions in excess of minimum funding requirements in response to investment performance or changes in interest rates or when the Company believes that it is financially advantageous to do so and based on its other cash requirements.

Employer contributions to the Company’s defined contribution retirement program for its salaried employees, determined as a percentage of each covered employee’s eligible compensation, for the nine months ended September 29, 2012, were $11.3 million. The Company expects total contributions to this program of $14.3 million in 2012.

(10) Other Expense, Net

Other expense, net includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the sales of fixed assets and other miscellaneous income and expense. A summary of other expense, net is shown below (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Other expense	$9.3	$13.0	$25.5	$18.4
Other income	(7.8)	(2.9)	(13.5)	(3.1)

Other expense, net	$1.5	$10.1	$12.0	$15.3

For the three and nine months ended September 29, 2012, other expense includes a loss of $3.7 million on the partial extinguishment of debt. See Note 8, “Long-Term Debt.”

For the three and nine months ended September 29, 2012, other income includes gains of $7.2 million and $12.3 million, respectively, resulting from insurance recoveries related to the destruction of property, plant and equipment due to a fire. See Note 14, “Legal and Other Contingencies.”

For the three and nine months ended October 1, 2011, other income includes gains of $1.9 million and $5.8 million, respectively, related to affiliate transactions.

(11) Income Taxes

The provision for income taxes was $29.3 million for the third quarter of 2012, representing an effective tax rate of 19.0% on pretax income before equity in net income of affiliates of $154.4 million, as compared to $31.0 million for the third quarter of 2011, representing an effective tax rate of 22.5% on pretax income before equity in net income of affiliates of $137.5 million. The provision for income taxes was $100.4 million for the nine months ended September 29, 2012, representing an effective tax rate of 20.3% on pretax income before equity in net income of affiliates of $494.2 million, as compared to $90.7 million for the nine months ended October 1, 2011, representing an effective tax rate of 16.9% on a pretax income before equity in net income of affiliates of $537.6 million.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In the first nine months of 2012 and 2011, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. The provision was also impacted by a portion of the Company’s restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In the first nine months of 2011, the Company recognized a tax benefit of $22.9 million related to the reversal of a full valuation allowance with respect to the deferred tax assets of two foreign subsidiaries and an increase in tax expense related to the phase out of preferential holiday tax rates in several Chinese subsidiaries. Excluding these items, the effective tax rate in the first nine months of 2012 and 2011 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items.

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

For a description of the Company’s valuation allowances, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Three Months Ended September 29, 2012 vs. Three Months Ended October 1, 2011.”

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A summary of information used to compute basic and diluted net income per share attributable to Lear is shown below (in millions, except share data):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net income attributable to Lear	$121.4	$100.7	$400.9	$434.2

Average common shares outstanding	97,482,353	103,356,696	98,975,335	104,363,937
Dilutive effect of common stock equivalents	1,382,520	2,452,053	1,493,131	2,795,339

Average diluted shares outstanding	98,864,873	105,808,749	100,468,466	107,159,276

Basic net income per share attributable to Lear	$1.25	$0.97	$4.05	$4.16

Diluted net income per share attributable to Lear	$1.23	$0.95	$3.99	$4.05

(13) Comprehensive Income and Equity

Comprehensive Income

Comprehensive income is defined as all changes in the Company’s net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items recorded in equity are included in comprehensive income.

A summary of comprehensive income and reconciliations of equity, Lear Corporation stockholders’ equity and noncontrolling interests for the three and nine months ended September 29, 2012, is shown below (in millions):

	Three Months Ended September 29, 2012			Nine Months Ended September 29, 2012
	Equity	Attributable to Lear Corporation Stockholders	Non-controlling Interests	Equity	Attributable to Lear Corporation Stockholders	Non-controlling Interests
Beginning equity balance	$2,700.5	$2,565.5	$135.0	$2,561.1	$2,436.4	$124.7
Stock-based compensation transactions and other	8.8	8.8	—	22.8	22.8	—
Repurchase of common stock	(50.1)	(50.1)	—	(172.6)	(172.6)	—
Dividends declared to Lear Corporation stockholders	(13.9)	(13.9)	—	(42.3)	(42.3)	—
Dividends paid to noncontrolling interests	—	—	—	(4.3)	—	(4.3)
Acquisition of noncontrolling interests	(17.4)	(9.3)	(8.1)	(23.6)	(11.5)	(12.1)
Comprehensive income:
Net income	128.1	121.4	6.7	427.1	400.9	26.2
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	2.6	2.6	—	0.8	0.8	—
Derivative instruments and hedging activities	18.0	18.0	—	54.0	54.0	—
Foreign currency translation adjustments	25.6	24.4	1.2	(20.8)	(21.1)	0.3

Other comprehensive income	46.2	45.0	1.2	34.0	33.7	0.3

Comprehensive income	174.3	166.4	7.9	461.1	434.6	26.5

Ending equity balance	$2,802.2	$2,667.4	$134.8	$2,802.2	$2,667.4	$134.8

In the three months ended September 29, 2012, foreign currency translation adjustments relate primarily to the Euro, the Chinese renminbi and the British pound sterling. In the nine months ended September 29, 2012, foreign currency translation adjustments relate primarily to the Euro and the Brazilian real.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A summary of comprehensive income (loss) and reconciliations of equity, Lear Corporation stockholders’ equity and noncontrolling interests for the three and nine months ended October 1, 2011, is shown below (in millions):

	Three Months Ended October 1, 2011			Nine Months Ended October 1, 2011
	Equity	Attributable to Lear Corporation Stockholders	Non-controlling Interests	Equity	Attributable to Lear Corporation Stockholders	Non-controlling Interests
Beginning equity balance	$2,901.9	$2,792.7	$109.2	$2,568.8	$2,460.2	$108.6
Stock-based compensation transactions and other	10.3	10.3	—	25.8	25.8	—
Repurchase of common stock	(94.2)	(94.2)	—	(194.2)	(194.2)	—
Dividends declared to Lear Corporation stockholders	(13.2)	(13.2)	—	(40.0)	(40.0)	—
Dividends paid to noncontrolling interests	(0.3)	—	(0.3)	(18.5)	—	(18.5)
Transaction with affiliates	—	—	—	2.4	—	2.4
Comprehensive income:
Net income	108.1	100.7	7.4	456.5	434.2	22.3
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	0.1	0.1	—	0.3	0.3	—
Derivative instruments and hedging activities	(51.9)	(51.9)	—	(45.0)	(45.0)	—
Foreign currency translation adjustments	(117.6)	(118.0)	0.4	(12.9)	(14.8)	1.9

Other comprehensive income (loss)	(169.4)	(169.8)	0.4	(57.6)	(59.5)	1.9

Comprehensive income (loss)	(61.3)	(69.1)	7.8	398.9	374.7	24.2

Ending equity balance	$2,743.2	$2,626.5	$116.7	$2,743.2	$2,626.5	$116.7

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

In the first nine months of 2012, the Company repurchased 4,200,151 shares of its outstanding common stock at an average purchase price of $41.10 per share, excluding commissions, for an aggregate purchase price of $172.6 million. In the first nine months of 2011, the Company repurchased 4,082,523 shares of its outstanding common stock at an average purchase price of $47.57 per share, excluding commissions, for an aggregate purchase price of $194.2 million. As of September 29, 2012, the Company had repurchased 10,382,580 shares of its outstanding common stock at an average purchase price of $43.51 per share, excluding commissions, and was authorized to repurchase an additional $248.3 million in shares of its outstanding common stock under this program. The extent to which the Company will repurchase its outstanding common stock and the timing of such repurchases will depend upon its financial condition, prevailing market conditions, alternative uses of capital and other factors. In addition, the Company’s amended and restated credit facility and the indenture governing the Notes place certain limitations on the repurchase of common shares.

In addition to shares repurchased under the Company’s common stock share repurchase program described above, the Company classified shares withheld from the settlement of the Company’s restricted stock unit awards to cover minimum tax withholding requirements as common stock held in treasury in the accompanying condensed consolidated balance sheets as of September 29, 2012 and December 31, 2011.

Quarterly Dividend — In the first nine months of 2012 and 2011, the Company’s Board of Directors declared quarterly cash dividends of $0.14 and $0.125 per share of common stock, respectively. In the first nine months of 2012, declared dividends totaled $42.3 million, and dividends paid totaled $40.9 million. In the first nine months of 2011, declared dividends totaled $40.0 million, and dividends paid totaled $38.3 million. Dividends payable on common shares to be distributed under the Company’s stock-based compensation program and common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings will be paid when such common shares are distributed.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Noncontrolling Interests

In the first nine months of 2012, the Company acquired certain noncontrolling interests in two consolidated subsidiaries. In the first nine months of 2011, the Company acquired a controlling interest in an affiliate previously accounted for under the equity method.

(14) Legal and Other Contingencies

As of September 29, 2012 and December 31, 2011, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $14.2 million and $17.0 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.

On October 5, 2011, a plaintiff filed a putative class action complaint in the United States District Court for the Eastern District of Michigan against the Company and several other global suppliers of automotive wire harnesses alleging violations of federal and state antitrust and related laws. Since that time, a number of other plaintiffs have filed substantially similar class action complaints against the Company and these and other suppliers and individuals in a number of different federal district courts, and it is possible that additional similar lawsuits may be filed in the future. Plaintiffs purport to be direct and indirect purchasers of automotive wire harnesses supplied by the Company and/or the other defendants during the relevant period. The complaints allege that the defendants conspired to fix prices at which automotive wire harnesses were sold and that this had an anticompetitive effect upon interstate commerce in the United States. The complaints further allege that defendants fraudulently concealed their alleged conspiracy. The plaintiffs in these proceedings seek injunctive relief and recovery of an unspecified amount of damages, as well as costs and expenses relating to the proceedings, including attorneys’ fees. On February 7, 2012, the Judicial Panel on Multidistrict Litigation entered an order transferring and coordinating the various civil actions, for pretrial purposes, into one proceeding in the United States District Court for the Eastern District of Michigan. On May 14, 2012, three purported classes of plaintiffs — direct purchasers of automotive wire harnesses; automotive dealers that indirectly purchased automotive wire harnesses or vehicles containing such harnesses; and indirect purchasers that purchased or leased vehicles containing automotive wire harnesses (or purchased replacement automotive wire harnesses for their vehicles) — filed consolidated amended complaints in the consolidated proceeding. With respect to the Company, the consolidated amended complaints are substantially similar to the individual complaints that had been filed in the various jurisdictions. On July 13, 2012, the Company filed a motion to have these actions dismissed for failure to state a claim for relief, because plaintiffs failed to plead a plausible claim against the Company and because, even if it existed, such a claim would be barred following the Company’s emergence from bankruptcy.

Beginning in early 2012, single putative class action complaints were filed in the Superior Courts of Justice in Ontario and Quebec against the Company and several other global suppliers of automotive wire harnesses alleging violations of Canadian laws related to competition. The allegations in these complaints are substantially similar to those complaints that have been filed in the United States.

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Product Liability and Warranty Matters

In the event that use of the Company’s products results in, or is alleged to result in, bodily injury and/or property damage or other losses, the Company may be subject to product liability lawsuits and other claims. Such lawsuits generally seek compensatory damages, punitive damages and attorneys’ fees and costs. In addition, the Company is a party to warranty-sharing and other agreements with certain of its customers related to its products. These customers may pursue claims against the Company for contribution of all or a portion of the amounts sought in connection with product liability and warranty claims. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend such claims. In addition, if any of the Company’s products are, or are alleged to be, defective, the Company may be required or requested by its customers to participate in a recall or other corrective action involving such products. Certain of the Company’s customers have asserted claims against the Company for costs related to recalls or other corrective actions involving its products.

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

A summary of the changes in reserves for product liability and warranty claims for the nine months ended September 29, 2012, is shown below (in millions):

Balance as of January 1, 2012	$23.4
Expense, net (including changes in estimates)	3.4
Settlements	(2.7)
Foreign currency translation and other	0.9

Balance as of September 29, 2012	$25.0

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

As of September 29, 2012 and December 31, 2011, the Company had recorded environmental reserves of $5.2 million and $2.8 million, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.

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

Since the fire in the third quarter of 2011, the Company incurred cumulative losses and incremental costs of $51.4 million ($9.6 million and $27.4 million incurred in the three and nine months ended September 29, 2012, respectively). The Company also recognized in cost of sales cumulative loss recoveries of $36.1 million ($5.8 million and $26.0 million recognized in the three and nine months ended September 29, 2012, respectively) and in other expense cumulative loss recoveries and insurance gain contingencies of $15.7 million ($7.2 million and $12.3 million recognized in the three and nine months ended September 29, 2012, respectively). In addition, the Company has received cumulative cash proceeds of $50.4 million ($37.8 million received in the nine months ended September 29, 2012), of which $35.5 million ($26.4 million in the nine months ended September 29, 2012) has been reflected in cash flows from operating activities and $14.9 million ($11.4 million in the nine months ended September 29, 2012) has been reflected in cash flows from investing activities.

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

	Three Months Ended September 29, 2012
	Seating	EPMS	Other	Consolidated
Revenues from external customers	$2,661.6	$877.0	$—	$3,538.6
Segment earnings (1)	154.8	65.2	(50.4)	169.6
Depreciation and amortization	40.7	20.3	2.3	63.3
Capital expenditures	83.7	35.6	0.8	120.1
Total assets	4,414.6	1,476.8	1,570.9	7,462.3

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Three Months Ended October 1, 2011
	Seating	EPMS	Other	Consolidated
Revenues from external customers	$2,687.8	$772.2	$—	$3,460.0
Segment earnings (1)	169.9	40.6	(52.0)	158.5
Depreciation and amortization	36.6	25.0	1.9	63.5
Capital expenditures	56.1	33.7	1.7	91.5
Total assets	3,919.4	1,313.5	1,983.0	7,215.9

	Nine Months Ended September 29, 2012
	Seating	EPMS	Other	Consolidated
Revenues from external customers	$8,268.8	$2,578.8	$—	$10,847.6
Segment earnings (1)	524.2	176.4	(154.2)	546.4
Depreciation and amortization	109.9	57.2	6.5	173.6
Capital expenditures	186.4	108.8	5.3	300.5
Total assets	4,414.6	1,476.8	1,570.9	7,462.3

	Nine Months Ended October 1, 2011
	Seating	EPMS	Other	Consolidated
Revenues from external customers	$8,272.7	$2,375.3	$—	$10,648.0
Segment earnings (1)	601.8	133.2	(157.2)	577.8
Depreciation and amortization	111.7	72.1	5.5	189.3
Capital expenditures	135.5	107.9	4.3	247.7
Total assets	3,919.4	1,313.5	1,983.0	7,215.9

(1)	See definition above.

For the three months ended September 29, 2012, segment earnings include restructuring charges (credits) of $2.2 million, $0.8 million and ($0.1) million in the seating and EPMS segments and in the other category, respectively. For the nine months ended September 29, 2012, segment earnings include restructuring charges of $8.5 million, $2.4 million and $0.2 million in the seating and EPMS segments and in the other category, respectively. For the three months ended October 1, 2011, segment earnings include restructuring charges (credits) of $8.6 million, $0.8 million and ($0.1) million in the seating and EPMS segments and in the other category, respectively. For the nine months ended October 1, 2011, segment earnings include restructuring charges of $12.0 million and $1.9 million in the seating and EPMS segments, respectively. See Note 3, “Restructuring.”

A reconciliation of consolidated segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Segment earnings	$169.6	$158.5	$546.4	$577.8
Interest expense	13.7	10.9	40.2	24.9
Other expense, net	1.5	10.1	12.0	15.3

Consolidated income before provision for income taxes and equity in net income of affiliates	$154.4	$137.5	$494.2	$537.6

(16) Financial Instruments

The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to the quoted market prices of these securities (Level 2 of the fair value hierarchy). As of September 29, 2012, the aggregate carrying value of the Company’s Notes was $626.2 million, as compared to an estimated aggregate fair value of $700.6 million. As of December 31, 2011, the aggregate carrying value of the Company’s Notes was $695.4 million, as compared to an estimated aggregate fair value of $764.6 million.

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

Foreign exchange — The Company uses forwards, swaps and other derivative contracts to reduce the effects of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce exposure to fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, various European currencies, the Chinese renminbi and the Canadian dollar. Forwards, swaps and other derivative contracts are accounted for as cash flow hedges when the hedged item is a forecasted transaction or relates to the variability of cash flows to be received or paid. As of September 29, 2012 and December 31, 2011, contracts designated as cash flow hedges with $593.2 million and $585.7 million, respectively, of notional amount were outstanding with maturities of less than 15 months and 17 months, respectively. As of September 29, 2012 and December 31, 2011, the fair value of these contracts was approximately $14.6 million and ($39.1) million, respectively. As of September 29, 2012 and December 31, 2011, other foreign currency derivative contracts that did not qualify for hedge accounting with $43.0 million and $148.4 million, respectively, of notional amount were outstanding. These foreign currency derivative contracts consist principally of hedges of cash transactions of up to seven months, hedges of intercompany loans and hedges of certain other balance sheet exposures. As of September 29, 2012 and December 31, 2011, the fair value of these contracts was approximately ($1.7) million and ($5.4) million, respectively.

The fair value of outstanding foreign currency derivative contracts and the related classification in the accompanying condensed consolidated balance sheets as of September 29, 2012 and December 31, 2011, is shown below (in millions):

	September 29, 2012	December 31, 2011
Contracts qualifying for hedge accounting:
Other current assets	$15.9	$0.2
Other long-term assets	1.8	—
Other current liabilities	(3.0)	(38.1)
Other long-term liabilities	(0.1)	(1.2)

	14.6	(39.1)

Contracts not qualifying for hedge accounting:
Other current assets	0.4	—
Other current liabilities	(2.1)	(5.4)

	(1.7)	(5.4)

	$12.9	$(44.5)

Pretax amounts related to foreign currency derivative contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Contracts qualifying for hedge accounting:
Gains (losses) recognized in accumulated other comprehensive loss	$18.3	$(55.2)	$48.1	$(45.8)
(Gains) losses reclassified from accumulated other comprehensive loss	(0.3)	3.9	5.6	1.6

Comprehensive income (loss)	$18.0	$(51.3)	$53.7	$(44.2)

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

For the three and nine months ended September 29, 2012, net sales includes gains of $0.2 million and $0.7 million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts. For the three and nine months ended September 29, 2012, cost of sales includes gains (losses) of $0.1 million and ($6.3) million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts. For the three and nine months ended October 1, 2011, net sales includes losses of $0.8 million and $1.0 million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts. For the three and nine months ended October 1, 2011, cost of sales includes losses of $3.1 million and $0.6 million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts.

Interest rate — Historically, the Company used interest rate swap and other derivative contracts to manage its exposure to fluctuations in interest rates. Interest rate swap and other derivative contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges. Interest rate swap and other derivative contracts which hedge the change in fair value of certain fixed rate debt instruments are accounted for as fair value hedges. As of September 29, 2012 and December 31, 2011, there were no interest rate contracts outstanding. The Company will continue to evaluate, and may use, derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage its exposures to fluctuations in interest rates in the future.

Commodity prices — The Company uses derivative instruments to reduce its exposure to fluctuations in certain commodity prices. These derivative instruments are utilized to hedge forecasted inventory purchases and to the extent that they qualify and meet hedge accounting criteria, they are accounted for as cash flow hedges. Commodity swap contracts that are not designated as cash flow hedges are marked to market with changes in fair value recognized immediately in the condensed consolidated statements of comprehensive income (loss). See Note 10, “Other Expense, Net.” As of September 29, 2012 and December 31, 2011, commodity swap contracts with $0.7 million and $3.4 million, respectively, of notional amount were outstanding with maturities of less than one month and ten months, respectively. As of September 29, 2012 and December 31, 2011, the fair market value of these contracts was approximately zero and ($0.3) million, respectively.

The fair value of outstanding commodity swap contracts and the related classification in the accompanying condensed consolidated balance sheets as of September 29, 2012 and December 31, 2011, are shown below (in millions):

	September 29, 2012	December 31, 2011
Contracts qualifying for hedge accounting:
Other current liabilities	$—	$(0.3)

Pretax amounts related to commodity swap contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended	Nine Months Ended
	October 1, 2011	September 29, 2012	October 1, 2011
Contracts qualifying for hedge accounting:
Gains (losses) recognized in accumulated other comprehensive loss	$(0.7)	$0.1	$(0.9)
Losses reclassified from accumulated other comprehensive loss	0.1	0.2	0.1

Comprehensive income (loss)	$(0.6)	$0.3	$(0.8)

For the nine months ended September 29, 2012, cost of sales includes losses of $0.2 million reclassified from accumulated other comprehensive loss related to commodity swap contracts. For the three and nine months ended October 1, 2011, cost of sales includes losses of $0.1 million reclassified from accumulated other comprehensive loss related to commodity swap contracts.

As of September 29, 2012 and December 31, 2011, pretax net gains (losses) of approximately $14.6 million and ($39.4) million, respectively, related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. During the twelve month period ending September 28, 2013, the Company expects to reclassify into earnings net

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

gains of approximately $12.9 million recorded in accumulated other comprehensive loss as of September 29, 2012. Such gains will be reclassified at the time that the underlying hedged transactions are realized. For the three and nine months ended September 29, 2012, amounts recognized in the accompanying condensed consolidated statements of comprehensive income (loss) related to changes in the fair value of cash flow and fair value hedges excluded from the Company’s effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material. For the three and nine months ended October 1, 2011, other expense, net includes gains (losses) of ($2.1) million and $5.0 million, respectively, related to changes in the fair value of foreign currency derivative contracts that did not qualify for hedge accounting.

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

Items measured at fair value on a recurring basis – Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of September 29, 2012 and December 31, 2011, are shown below (in millions):

	September 29, 2012
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts	Recurring	$12.9	Market/Income	$—	$12.9	$—

	December 31, 2011
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts	Recurring	$(44.5)	Market/Income	$—	$(44.5)	$—
Commodity swap contracts	Recurring	$(0.3)	Market/Income	$—	$(0.3)	$—

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, these discount rates are adjusted by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. To estimate this credit spread, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy, to the extent that such adjustment is necessary. As of September 29, 2012 and December 31, 2011, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy during the first nine months of 2012.

Items measured at fair value on a non-recurring basis – The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. As a result of the Guilford acquisition, provisional Level 3 fair value estimates related to property, plant and equipment of $93.0 million and intangible assets of $53.0 million were recorded in the accompanying condensed consolidated balance sheet as of September 29, 2012. For further information on these provisional fair value measurements, see Note 2, “Acquisition.” As of December 31, 2011, there were no significant assets or liabilities measured at fair value on a non-recurring basis.

(17) Accounting Pronouncements

Comprehensive Income

The Financial Accounting Standards Board (“FASB”) amended ASC 220, “Comprehensive Income,” with ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income,” which revises the manner in which comprehensive income is presented in an entity’s financial statements. This update requires the presentation of the components of comprehensive income in either a continuous statement of comprehensive income or in two separate but consecutive financial statements. The option to present comprehensive income in the statement of stockholders’ equity has been eliminated. The provisions of this update were effective as of January 1, 2012, and the Company has included a condensed consolidated statement of comprehensive income (loss) as part of the condensed consolidated financial statements included in this Report.

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements

	September 29, 2012
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$402.1	$0.5	$867.0	$—	$1,269.6
Accounts receivable	62.9	393.8	1,736.1	—	2,192.8
Inventories	5.8	271.3	486.3	—	763.4
Other	112.0	40.7	465.5	—	618.2

Total current assets	582.8	706.3	3,554.9	—	4,844.0

LONG-TERM ASSETS:
Property, plant and equipment, net	88.5	247.1	964.0	—	1,299.6
Goodwill	23.5	370.8	334.3	—	728.6
Investments in subsidiaries	1,169.0	1,235.7	—	(2,404.7)	—
Other	108.2	57.3	424.6	—	590.1

Total long-term assets	1,389.2	1,910.9	1,722.9	(2,404.7)	2,618.3

Total assets	$1,972.0	$2,617.2	$5,277.8	$(2,404.7)	$7,462.3

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and drafts	$107.7	$582.4	$1,574.5	$—	$2,264.6
Accrued liabilities	99.4	169.7	764.0	—	1,033.1

Total current liabilities	207.1	752.1	2,338.5	—	3,297.7

LONG-TERM LIABILITIES:
Long-term debt	626.2	—	—	—	626.2
Intercompany accounts, net	(1,731.4)	665.1	1,066.3	—	—
Other	202.7	181.1	352.4	—	736.2

Total long-term liabilities	(902.5)	846.2	1,418.7	—	1,362.4

EQUITY:
Lear Corporation stockholders’ equity	2,667.4	1,018.9	1,385.8	(2,404.7)	2,667.4
Noncontrolling interests	—	—	134.8	—	134.8

Equity	2,667.4	1,018.9	1,520.6	(2,404.7)	2,802.2

Total liabilities and equity	$1,972.0	$2,617.2	$5,277.8	$(2,404.7)	$7,462.3

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Three Months Ended September 29, 2012
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$119.1	$1,412.3	$3,011.8	$(1,004.6)	$3,538.6

Cost of sales	137.2	1,258.1	2,856.6	(1,004.6)	3,247.3
Selling, general and administrative expenses	33.6	41.0	38.8	—	113.4
Amortization of intangible assets	0.3	0.9	7.1	—	8.3
Intercompany charges	0.5	0.3	(0.8)	—	—
Interest expense	0.8	4.1	8.8	—	13.7
Other intercompany (income) expense, net	(74.6)	52.1	22.5	—	—
Other expense, net	3.6	0.1	(2.2)	—	1.5

Consolidated income before income taxes and equity in net income of affiliates and subsidiaries	17.7	55.7	81.0	—	154.4
Provision for income taxes	2.5	(1.2)	28.0	—	29.3
Equity in net income of affiliates	4.5	(0.6)	(6.9)	—	(3.0)
Equity in net income of subsidiaries	(110.7)	(32.2)	—	142.9	—

Consolidated net income	121.4	89.7	59.9	(142.9)	128.1
Less: Net income attributable to noncontrolling interests	—	—	6.7	—	6.7

Net income attributable to Lear	$121.4	$89.7	$53.2	$(142.9)	$121.4

Consolidated comprehensive income	$166.4	$104.8	$91.9	$(188.8)	$174.3
Less: Comprehensive income attributable to noncontrolling interests	—	—	7.9	—	7.9

Comprehensive income attributable to Lear	$166.4	$104.8	$84.0	$(188.8)	$166.4

	For the Three Months Ended October 1, 2011
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$93.1	$1,340.2	$3,058.9	$(1,032.2)	$3,460.0

Cost of sales	112.1	1,227.9	2,871.7	(1,032.2)	3,179.5
Selling, general and administrative expenses	36.7	12.5	65.7	—	114.9
Amortization of intangible assets	0.3	0.1	6.7	—	7.1
Intercompany charges	0.5	0.3	(0.8)	—	—
Interest expense	0.5	6.4	4.0	—	10.9
Other intercompany (income) expense, net	(78.3)	46.9	31.4	—	—
Other expense, net	5.7	10.9	(6.5)	—	10.1

Consolidated income before income taxes and equity in net income of affiliates and subsidiaries	15.6	35.2	86.7	—	137.5
Provision for income taxes	4.1	(0.2)	27.1	—	31.0
Equity in net income of affiliates	5.1	0.7	(7.4)	—	(1.6)
Equity in net income of subsidiaries	(94.3)	(15.7)	—	110.0	—

Consolidated net income	100.7	50.4	67.0	(110.0)	108.1
Less: Net income attributable to noncontrolling interests	—	—	7.4	—	7.4

Net income attributable to Lear	$100.7	$50.4	$59.6	$(110.0)	$100.7

Consolidated comprehensive income	$(69.1)	$5.5	$(57.6)	$59.9	$(61.3)
Less: Comprehensive income attributable to noncontrolling interests	—	—	7.8	—	7.8

Comprehensive income attributable to Lear	$(69.1)	$5.5	$(65.4)	$59.9	$(69.1)

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Nine Months Ended September 29, 2012
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$379.9	$4,294.9	$9,365.9	$(3,193.1)	$10,847.6

Cost of sales	434.5	3,899.2	8,791.3	(3,193.1)	9,931.9
Selling, general and administrative expenses	102.8	70.3	173.7	—	346.8
Amortization of intangible assets	0.9	1.4	20.2	—	22.5
Intercompany charges	3.6	1.3	(4.9)	—	—
Interest expense	3.0	15.9	21.3	—	40.2
Other intercompany (income) expense, net	(255.3)	168.9	86.4	—	—
Other expense, net	2.6	0.4	9.0	—	12.0

Consolidated income before income taxes and equity in net income of affiliates and subsidiaries	87.8	137.5	268.9	—	494.2
Provision for income taxes	8.4	0.3	91.7	—	100.4
Equity in net income of affiliates	(13.1)	(2.0)	(18.2)	—	(33.3)
Equity in net income of subsidiaries	(308.4)	(143.3)	—	451.7	—

Consolidated net income	400.9	282.5	195.4	(451.7)	427.1
Less: Net income attributable to noncontrolling interests	—	—	26.2	—	26.2

Net income attributable to Lear	$400.9	$282.5	$169.2	$(451.7)	$400.9

Consolidated comprehensive income	$434.6	$324.6	$186.7	$(484.8)	$461.1

Less: Comprehensive income attributable to noncontrolling interests	—	—	26.5	—	26.5

Comprehensive income attributable to Lear	$434.6	$324.6	$160.2	$(484.8)	$434.6

	For the Nine Months Ended October 1, 2011
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$272.1	$3,918.1	$9,546.8	$(3,089.0)	$10,648.0

Cost of sales	342.0	3,572.1	8,872.4	(3,089.0)	9,697.5
Selling, general and administrative expenses	116.6	35.9	199.1	—	351.6
Amortization of intangible assets	0.9	0.3	19.9	—	21.1
Intercompany charges	3.2	1.2	(4.4)	—	—
Interest expense	(0.5)	18.0	7.4	—	24.9
Other intercompany (income) expense, net	(252.9)	137.3	115.6	—	—
Other expense, net	(2.8)	14.2	3.9	—	15.3

Consolidated income before income taxes and equity in net income of affiliates and subsidiaries	65.6	139.1	332.9	—	537.6
Provision for income taxes	12.6	2.4	75.7	—	90.7
Equity in net income of affiliates	8.3	(0.8)	(17.1)	—	(9.6)
Equity in net income of subsidiaries	(389.5)	(184.1)	—	573.6	—

Consolidated net income	434.2	321.6	274.3	(573.6)	456.5
Less: Net income attributable to noncontrolling interests	—	—	22.3	—	22.3

Net income attributable to Lear	$434.2	$321.6	$252.0	$(573.6)	$434.2

Consolidated comprehensive income	$374.7	$284.2	$254.1	$(514.1)	$398.9
Less: Comprehensive income attributable to noncontrolling interests	—	—	24.2	—	24.2

Comprehensive income attributable to Lear	$374.7	$284.2	$229.9	$(514.1)	$374.7

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Nine Months Ended September 29, 2012
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net cash provided by operating activities	$91.6	$180.2	$88.9	$—	$360.7
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(7.6)	(74.5)	(218.4)	—	(300.5)
Insurance proceeds	—	—	11.4	—	11.4
Cash paid for acquisitions, net of cash acquired	(246.1)	—	—	—	(246.1)
Other, net	0.5	3.8	(5.2)	—	(0.9)

Net cash used in investing activities	(253.2)	(70.7)	(212.2)	—	(536.1)

Cash Flows from Financing Activities:
Repurchase of senior notes	(72.1)	—	—	—	(72.1)
Repurchase of common stock	(172.6)	—	—	—	(172.6)
Dividends paid to Lear Corporation stockholders	(40.9)	—	—	—	(40.9)
Dividends paid to noncontrolling interests	—	—	(4.3)	—	(4.3)
Other	2.2	—	(17.6)	—	(15.4)
Change in intercompany accounts	26.8	(110.4)	83.6	—	—

Net cash used in financing activities	(256.6)	(110.4)	61.7	—	(305.3)

Effect of foreign currency translation	—	—	(4.0)	—	(4.0)

Net Change in Cash and Cash Equivalents	(418.2)	(0.9)	(65.6)	—	(484.7)
Cash and Cash Equivalents as of Beginning of Period	820.3	1.4	932.6	—	1,754.3

Cash and Cash Equivalents as of End of Period	$402.1	$0.5	$867.0	$—	$1,269.6

	For the Nine Months Ended October 1, 2011
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net cash provided by operating activities	$132.7	$115.6	$268.2	$—	$516.5
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(7.5)	(48.5)	(191.7)	—	(247.7)
Cash paid for acquisitions, net of cash acquired	—	—	(8.4)		(8.4)
Other, net	23.6	2.2	5.5	—	31.3

Net cash used in investing activities	16.1	(46.3)	(194.6)	—	(224.8)

Cash Flows from Financing Activities:
Other long-term debt repayments, net	—	—	(1.1)	—	(1.1)
Short-term debt repayments, net	—	—	(4.2)	—	(4.2)
Payment of debt issuance costs	(4.8)	—	—	—	(4.8)
Repurchase of common stock	(194.2)	—	—	—	(194.2)
Dividends paid to Lear Corporation stockholders	(38.3)	—	—	—	(38.3)
Dividends paid to noncontrolling interests	—	—	(18.5)	—	(18.5)
Other	(3.5)	—	0.1	—	(3.4)
Change in intercompany accounts	84.0	(69.5)	(14.5)	—	—

Net cash used in financing activities	(156.8)	(69.5)	(38.2)	—	(264.5)

Effect of foreign currency translation	—	—	(4.8)	—	(4.8)

Net Change in Cash and Cash Equivalents	(8.0)	(0.2)	30.6	—	22.4
Cash and Cash Equivalents as of Beginning of Period	808.8	0.4	844.9	—	1,654.1

Cash and Cash Equivalents as of End of Period	$800.8	$0.2	$875.5	$—	$1,676.5

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

Basis of Presentation — Certain of Lear’s domestic 100% owned subsidiaries (the “Guarantors”) have jointly and severally unconditionally guaranteed, on a senior unsecured basis, the performance and the full and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of the Company’s obligations under its revolving credit facility and the indenture governing the Notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the Notes. The Notes consist of $315 million in aggregate principal amount at maturity of 7.875% senior unsecured notes due 2018 and $315 million in aggregate principal amount at maturity of 8.125% senior unsecured notes due 2020. The Guarantors include Lear Corporation EEDS and Interiors, Lear European Operations Corporation, Lear Mexican Seating Corporation and Lear Operations Corporation. In addition, Guilford Mills, Inc. and GMI Holding Corporation were added as guarantors in August 2012. In lieu of providing separate financial statements for the Guarantors, the Company has included the supplemental guarantor condensed consolidating financial statements above. These financial statements reflect the Guarantors listed above for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

The 2011 supplemental guarantor condensed consolidating financial statements have been restated to reflect certain changes to the equity investments of the Guarantors.

Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

Selling, General and Administrative Expenses — Corporate and division selling, general and administrative expenses are allocated to the operating subsidiaries based on various factors, which estimate usage of particular corporate and division functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries. During the three months ended September 29, 2012 and October 1, 2011, $11.1 million and $5.4 million, respectively, of selling, general and administrative expenses were allocated from Lear. During the nine months ended September 29, 2012 and October 1, 2011, $30.9 million and $15.6 million, respectively, of selling, general and administrative expenses were allocated from Lear.

Long-Term Debt of Lear and the Guarantors — A summary of long-term debt of Lear and the Guarantors on a combined basis is shown below (in millions):

	September 29, 2012	December 31, 2011
Senior notes	$626.2	$695.4

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

Global industry production volumes have improved significantly in recent years from the decline experienced in 2008 and 2009 as a result of the global economic downturn. In the first nine months of 2012, global vehicle production increased by approximately 8% from a year ago levels to 59.5 million units. North American industry production increased by approximately 20% from a year ago levels to 11.6 million units. Business conditions in Europe, however, were challenging, and European industry production decreased by approximately 6% from a year ago levels to 12.8 million units.

The majority of our sales continue to be derived from automotive manufacturers based in North America and Europe. Sales in North America and Europe accounted for approximately 39% and 36%, respectively, of our net sales in the first nine months of 2012. Our ability to reduce the risks inherent in certain concentrations of business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall.

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

Our material cost as a percentage of net sales was 68.1% in the first nine months of 2012, as compared to 68.6% in 2011. Raw material, energy and commodity costs have been volatile over the past several years. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, financial hedges for certain commodities and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. These costs remain volatile and could have an adverse impact on our operating results in the foreseeable future.

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

Acquisition

On May 31, 2012, we completed the acquisition of Guilford Mills (“Guilford”), a privately-held portfolio company of Cerberus Capital Management, L.P., which manufactures fabrics for the automotive and specialty markets, for approximately $246 million, net of cash acquired and excluding purchase price adjustments of approximately $4 million. Amounts payable to Guilford of approximately $9 million related to purchases of raw materials were also settled as of the acquisition date. Guilford is headquartered in Wilmington, North Carolina and has annual sales of approximately $400 million with operations in North America, Europe and Asia. In the first nine months of 2012, we incurred transaction costs of approximately $6 million, primarily related to advisory services. The integration of Guilford is proceeding as planned.

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

In the first nine months of 2012, we incurred additional restructuring costs of approximately $11 million as we continued to restructure our global operations and aggressively reduce our costs. Cash expenditures related to our restructuring actions, which primarily consisted of employee termination benefit payments, totaled $62 million in the first nine months of 2012. Our restructuring strategy has resulted in the closure of 48 manufacturing and 11 administrative facilities and a current footprint with more than 80% of our component facilities and more than 90% of our related employment in 22 low-cost countries. Our current restructuring initiatives are substantially complete. Any future restructuring actions will depend upon market conditions, customer actions and other factors.

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

LEAR CORPORATION

Senior Notes

In August 2012, we paid $72 million to redeem 10% of the original aggregate principal amount of our outstanding senior notes. In connection with this transaction, we recognized a loss of approximately $4 million on the partial extinguishment of debt.

Share Repurchase Program and Quarterly Cash Dividend

Our Board of Directors has authorized a three year, $700 million common stock share repurchase program, which expires in February 2014. In February, May and August 2012, our Board of Directors declared a quarterly cash dividend of $0.14 per share of common stock. For further information, see “— Liquidity and Capital Resources” below and Note 13, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report.

Other Matters

We have incurred losses and incremental costs related to the destruction of assets caused by a fire at one of our European production facilities in the third quarter of 2011 and are pursuing, and will continue to pursue, recovery of such costs under applicable insurance policies. In the three and nine months ended September 29, 2012, we recognized losses and incremental costs of $10 million and $27 million, respectively, and loss recoveries and insurance gain contingencies of $13 million and $38 million, respectively.

In the three and nine months ended September 29, 2012, we recognized income of $2 million and $17 million, respectively, related to our portion of an affiliate’s reversal of a valuation allowance with respect to its deferred tax assets.

In the three and nine months ended October 1, 2011, we recognized gains of $2 million and $6 million, respectively, related to affiliate transactions. In the three and nine months ended October 1, 2011, we recognized tax benefits of $3 million and $23 million, respectively, primarily related to the reversal of full valuation allowances on the deferred tax assets of two foreign subsidiaries.

As discussed above, our results for the three and nine months ended September 29, 2012 and October 1, 2011, reflect the following items (in millions):

	Three months ended		Nine months ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Costs related to restructuring actions, including manufacturing inefficiencies of $1 million in the nine months ended October 1, 2011	$3	$9	$11	$14
Acquisition and other related transaction costs	1	—	6	—
Insurance recoveries, net of losses and incremental costs related to the destruction of assets (1)	(3)	—	(11)	—
Loss on extinguishment of debt	4	—	4	—
Gains related to affiliates	(2)	(2)	(17)	(6)
Tax benefits, net	—	(3)	—	(23)

(1)

$4 million recognized in cost of sales and ($7) million recognized in other expense, net in the three months ended September 29, 2012, and $1 million recognized in cost of sales and ($12) million recognized in other expense, net in the nine months ended September 29, 2012.

For further information regarding these items, see Note 3, “Restructuring,” Note 8, “Long-Term Debt,” Note 10, “Other Expense, Net,” and Note 11, “Income Taxes,” to the condensed consolidated financial statements included in this Report.

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

LEAR CORPORATION

RESULTS OF OPERATIONS

A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three Months Ended				Nine Months Ended
	September 29, 2012		October 1, 2011		September 29, 2012		October 1, 2011
Net sales
Seating systems	$2,661.6	75.2%	$2,687.8	77.7%	$8,268.8	76.2%	$8,272.7	77.7%
Electrical power management systems	877.0	24.8	772.2	22.3	2,578.8	23.8	2,375.3	22.3

Net sales	3,538.6	100.0	3,460.0	100.0	10,847.6	100.0	10,648.0	100.0
Cost of sales	3,247.3	91.8	3,179.5	91.9	9,931.9	91.6	9,697.5	91.1

Gross profit	291.3	8.2	280.5	8.1	915.7	8.4	950.5	8.9
Selling, general and administrative expenses	113.4	3.2	114.9	3.3	346.8	3.2	351.6	3.3
Amortization of intangible assets	8.3	0.2	7.1	0.2	22.5	0.2	21.1	0.2
Interest expense	13.7	0.4	10.9	0.3	40.2	0.4	24.9	0.2
Other expense, net	1.5	0.1	10.1	0.3	12.0	0.1	15.3	0.1
Provision for income taxes	29.3	0.8	31.0	0.9	100.4	0.9	90.7	0.9
Equity in net income of affiliates	(3.0)	(0.1)	(1.6)	—	(33.3)	(0.3)	(9.6)	(0.1)
Net income attributable to noncontrolling interests	6.7	0.2	7.4	0.2	26.2	0.2	22.3	0.2

Net income attributable to Lear	$121.4	3.4%	$100.7	2.9%	$400.9	3.7%	$434.2	4.1%

Three Months Ended September 29, 2012 vs. Three Months Ended October 1, 2011

Net sales in the third quarter of 2012 and 2011 were $3.5 billion. New business and the acquisition of Guilford positively impacted net sales by $163 million and $85 million, respectively. These increases were largely offset by net foreign exchange rate fluctuations of $217 million.

Cost of sales in the third quarter of 2012 and 2011 was $3.2 billion. The impact of new business and the acquisition of Guilford were offset by net foreign exchange rate fluctuations.

Gross profit and gross margin were $291 million and 8.2%, respectively, in the quarter ended September 29, 2012, as compared to $281 million and 8.1%, respectively, in the quarter ended October 1, 2011. The impact of new business and the acquisition of Guilford were partially offset by higher product and facility launch costs and program development costs. The impact of selling price reductions was partially offset by favorable operating performance and the benefit of operational restructuring actions.

Selling, general and administrative expenses, including engineering and development expenses, were $113 million in the three months ended September 29, 2012, as compared to $115 million in the three months ended October 1, 2011. As a percentage of net sales, selling, general and administrative expenses were 3.2% in the third quarter of 2012, as compared to 3.3% in the third quarter of 2011.

Amortization of intangible assets was $8 million in the third quarter of 2012, as compared to $7 million in the third quarter of 2011, reflecting the amortization of intangible assets related to the acquisition of Guilford.

Interest expense was $14 million in the third quarter of 2012, as compared to $11 million in the third quarter of 2011. This increase includes the settlement of various indirect tax and other matters in foreign jurisdictions.

Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the sales of fixed assets and other miscellaneous income and expense, was $2 million in the third quarter of 2012, as compared to $10 million in the third quarter of 2011. In the third quarter of 2012, we recognized a gain of $7 million related to insurance recoveries and a loss of $4 million related to the redemption of 10% of the original aggregate principal amount of our outstanding senior notes. In the third quarter of 2011, we recognized a gain of $2 million related to a transaction with an affiliate. In addition, other expense was favorably impacted by a decrease in foreign exchange losses in the current quarter.

LEAR CORPORATION

The provision for income taxes was $29 million for the third quarter of 2012, representing an effective tax rate of 19.0% on pretax income before equity in net income of affiliates of $154 million, as compared to $31 million for the third quarter of 2011, representing an effective tax rate of 22.5% on pretax income before equity in net income of affiliates of $138 million. In the third quarter of 2012 and 2011, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. The provision was also impacted by a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In the third quarter of 2011, we recognized a tax benefit of $3 million related to the reversal of a full valuation allowance on the deferred tax assets of a foreign subsidiary and an increase in tax expense related to the phase out of preferential tax holiday rates in several Chinese subsidiaries. Excluding these items, the effective tax rate in the third quarter of 2012 and 2011 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items.

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

As of December 31, 2011, we had a valuation allowance related to tax loss and credit carryforwards and other deferred tax assets of $880 million in the United States and $517 million in several international jurisdictions. If we continue to generate pretax earnings in the United States in 2012 and our forecasted earnings thereafter remain favorable, it is likely that a significant portion of the U.S. valuation allowance will be reversed in the fourth quarter of 2012. In addition, if we experience sustained levels of profitability in certain international jurisdictions in the future, our assessment of the need for a full valuation allowance with respect to the deferred tax assets in those jurisdictions could change. A reduction in our valuation allowance could have a significant impact on tax expense and net income in the period in which such reduction occurs.

Equity in net income of affiliates was $3 million in the third quarter of 2012, as compared to $2 million in the third quarter of 2011.

Net income attributable to Lear in the third quarter of 2012 was $121 million, or $1.23 per diluted share, as compared to $101 million, or $0.95 per diluted share, in the third quarter of 2011, for the reasons described above.

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

LEAR CORPORATION

Seating

A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Three months ended
	September 29, 2012	October 1, 2011
Net sales	$2,661.6	$2,687.8
Segment earnings (1)	154.8	169.9
Margin	5.8%	6.3%

(1)	See definition above.

Seating net sales in the third quarter of 2012 and 2011 were $2.7 billion. Net foreign exchange rate fluctuations negatively impacted net sales by $159 million. This decrease was partially offset by the acquisition of Guilford and new business, which positively impacted net sales by $85 million and $41 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $155 million and 5.8%, respectively, in the third quarter of 2012, as compared to $170 million and 6.3%, respectively, in the third quarter of 2011. Segment earnings were negatively impacted by higher product and facility launch costs and program development costs. The impact of selling price reductions was partially offset by favorable operating performance and the benefit of operational restructuring actions. In addition, in the third quarter of 2012, we incurred costs of $2 million related to our restructuring actions, as compared to $9 million in the third quarter of 2011.

EPMS

A summary of financial measures for our EPMS segment is shown below (dollar amounts in millions):

	Three months ended
	September 29, 2012	October 1, 2011
Net sales	$877.0	$772.2
Segment earnings (1)	65.2	40.6
Margin	7.4%	5.3%

(1)	See definition above.

EPMS net sales were $877 million in the third quarter of 2012, as compared to $772 million in the third quarter of 2011, an increase of $105 million or 14%. New business and improved production volumes on key Lear platforms positively impacted net sales by $122 million and $49 million, respectively. These increases were partially offset by net foreign exchange rate fluctuations of $58 million. Segment earnings, including restructuring costs, and the related margin on net sales were $65 million and 7.4%, respectively, in the third quarter of 2012, as compared to $41 million and 5.3%, respectively, in the third quarter of 2011. The impact of new business and improved production volumes on key Lear platforms were partially offset by higher product and facility launch costs and program development costs. Favorable operating performance was partially offset by selling price reductions.

Other

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three months ended
	September 29, 2012	October 1, 2011
Net sales	$—	$—
Segment earnings (1)	(50.4)	(52.0)
Margin	N/A	N/A

(1)	See definition above.

Segment earnings related to our other category were ($50) million in the third quarter of 2012, as compared to ($52) million in the third quarter of 2011.

LEAR CORPORATION

Nine Months Ended September 29, 2012 vs. Nine Months Ended October 1, 2011

Net sales in the first nine months of 2012 were $10.8 billion, as compared to $10.6 billion in first nine months of 2011, an increase of $200 million or 2%. New business, the acquisition of Guilford and improved production volumes on key Lear platforms positively impacted net sales by $491 million, $114 million and $72 million, respectively. These increases were partially offset by net foreign exchange rate fluctuations of $482 million.

Cost of sales in the first nine months of 2012 was $9.9 billion, as compared to $9.7 billion in the first nine months of 2011. This increase is primarily due to the impact of new business, the acquisition of Guilford and improved production volumes on key Lear platforms, partially offset by net foreign exchange rate fluctuations.

Gross profit and gross margin were $916 million and 8.4%, respectively, in the nine months ended September 29, 2012, as compared to $951 million and 8.9%, respectively, in the nine months ended October 1, 2011. Gross profit was negatively impacted by higher product and facility launch costs and program development costs. Favorable operating performance and the benefit of operational restructuring actions and new business were largely offset by selling price reductions.

Selling, general and administrative expenses, including engineering and development expenses, were $347 million in the nine months ended September 29, 2012, as compared to $352 million in the nine months ended October 1, 2011. As a percentage of net sales, selling, general and administrative expenses were 3.2% in the first nine months of 2012, as compared to 3.3% in the first nine months of 2011.

Amortization of intangible assets was $23 million in the first nine months of 2012, as compared to $21 million in the first nine months of 2011, reflecting the amortization of intangible assets related to the acquisition of Guilford.

Interest expense was $40 million in the first nine months of 2012, as compared to $25 million in the first nine months of 2011. This increase was primarily due to the refund of interest in 2011 related to a favorable settlement of an indirect tax matter in a foreign jurisdiction.

Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the sales of fixed assets and other miscellaneous income and expense, was $12 million in the first nine months of 2012, as compared to $15 million in the first nine months of 2011. In the first nine months of 2012, we recognized a gain of $12 million related to insurance recoveries and a loss of $4 million related to the redemption of 10% of the original aggregate principal amount of our outstanding senior notes. In the first nine months of 2011, we recognized gains of $6 million related to transactions with affiliates.

The provision for income taxes was $100 million for the first nine months of 2012, representing an effective tax rate of 20.3% on pretax income before equity in net income of affiliates of $494 million, as compared to $91 million for the first nine months of 2011, representing an effective tax rate of 16.9% on pretax income before equity in net income of affiliates of $538 million. In the first nine months of 2012 and 2011, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. The provision was also impacted by a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In the first nine months of 2011, we recognized tax benefits of $23 million related to the reversal of full valuation allowances on the deferred tax assets of two foreign subsidiaries and an increase in tax expense related to the phase out of preferential tax holiday rates in several Chinese subsidiaries. Excluding these items, the effective tax rate in the first nine months of 2012 and 2011 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items.

For a description of our valuation allowances, see “Three Months Ended September 29, 2012 vs. Three Months Ended October 1, 2011,” above.

Equity in net income of affiliates was $33 million in the first nine months of 2012, as compared to $10 million in the first nine months of 2011. In the first nine months of 2012, we recognized income of $17 million related to our portion of an affiliate’s reversal of a valuation allowance with respect to its deferred tax assets. The increase between periods also reflects the improved performance of our equity affiliates.

Net income attributable to Lear in the first nine months of 2012 was $401 million, or $3.99 per diluted share, as compared to $434 million, or $4.05 per diluted share, in the first nine months of 2011, for the reasons described above.

LEAR CORPORATION

Reportable Operating Segments

For a description of our reportable operating segments, see “Three Months Ended September 29, 2012 vs. Three Months Ended October 1, 2011 — Reportable Operating Segments,” above.

Seating

A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Nine months ended
	September 29, 2012	October 1, 2011
Net sales	$8,268.8	$8,272.7
Segment earnings (1)	524.2	601.8
Margin	6.3%	7.3%

(1)	See definition above.

Seating net sales in the first nine months of 2012 and 2011 were $8.3 billion. Net foreign exchange rate fluctuations negatively impacted net sales by $359 million. This decrease was largely offset by new business and the acquisition of Guilford, which positively impacted net sales by $209 million and $114 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $524 million and 6.3%, respectively, in the first nine months of 2012, as compared to $602 million and 7.3%, respectively, in the first nine months of 2011. Segment earnings were negatively impacted by higher product and facility launch costs and program development costs, as well as lower production volumes on key Lear platforms outside of North America. The impact of selling price reductions was partially offset by favorable operating performance and the benefit of operational restructuring actions.

EPMS

A summary of financial measures for our EPMS segment is shown below (dollar amounts in millions):

	Nine months ended
	September 29, 2012	October 1, 2011
Net sales	$2,578.8	$2,375.3
Segment earnings (1)	176.4	133.2
Margin	6.8%	5.6%

(1)	See definition above.

EPMS net sales were $2.6 billion in the first nine months of 2012, as compared to $2.4 billion in the first nine months of 2011, an increase of $204 million or 9%. New business and improved production volumes on key Lear platforms positively impacted net sales by $282 million and $84 million, respectively. These increases were partially offset by net foreign exchange rate fluctuations of $123 million. Segment earnings, including restructuring costs, and the related margin on net sales were $176 million and 6.8%, respectively, in the first nine months of 2012, as compared to $133 million and 5.6%, respectively, in the first nine months of 2011. The impact of new business and improved production volumes on key Lear platforms were partially offset by higher product and facility launch costs and program development costs. Favorable operating performance and the benefit of operational restructuring actions were partially offset by selling price reductions.

Other

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Nine months ended
	September 29, 2012	October 1, 2011
Net sales	$—	$—
Segment earnings (1)	(154.2)	(157.2)
Margin	N/A	N/A

(1)	See definition above.

LEAR CORPORATION

Segment earnings related to our other category were ($154) million in the first nine months of 2012, as compared to ($157) million in the first nine months of 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, operational restructuring actions and debt service requirements. Our principal sources of liquidity are cash flows from operating activities, borrowings under available credit facilities and our existing cash balance. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and the combination of dividends, royalties, intercompany loan repayments and other distributions and advances from our subsidiaries to provide the funds necessary to meet our obligations. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. As of September 29, 2012 and December 31, 2011, we had $1.3 billion and $1.8 billion, respectively, of cash and cash equivalents on hand to support our liquidity needs. The decrease of $485 million primarily reflects $246 million, net of cash acquired, related to the Guilford acquisition, $214 million related to the repurchase of common stock and dividends paid to our stockholders and $72 million related to the partial redemption of our senior notes. As of September 29, 2012 and December 31, 2011, cash and cash equivalents of $866 million and $931 million, respectively, were held in foreign subsidiaries and can be repatriated primarily through the repayment of intercompany loans without creating additional income tax expense. For further information regarding potential dividends from our non-U.S. subsidiaries, see Note 9, “Income Taxes,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Cash Flows

Net cash provided by operating activities was $361 million in the first nine months of 2012, as compared to $517 million in the first nine months of 2011. The net change in recoverable customer engineering, development and tooling and working capital items resulted in an incremental decrease in operating cash flow of $94 million between periods. This decrease is primarily due to cash payments related to previously accrued restructuring activities and the launch of several new products and facilities, as well as to support our new business. Lower earnings in the first nine months of 2012 also resulted in a decrease in operating cash flow between periods. In the first nine months of 2012, increases in accounts receivable, inventories and accounts payable resulted in a use of cash of $277 million, a use of cash of $100 million and a source of cash of $224 million, respectively, primarily reflecting the impact of higher industry volumes in the third quarter of 2012, as compared to the fourth quarter of 2011.

Net cash used in investing activities was $536 million in the first nine months of 2012, as compared to $225 million in the first nine months of 2011. This increase was primarily due to cash paid for the Guilford acquisition of $246 million, net of cash acquired, as well as an increase in capital expenditures of $53 million between periods. The increase reflects capital spending made to support our sales backlog, expand our component capabilities and invest in infrastructure in emerging markets. Capital spending in 2012 is estimated at approximately $455 million, which includes approximately $20 million of replacement assets associated with a fire in 2011. We expect to receive recovery for the replacement assets through related insurance proceeds.

Net cash used in financing activities was $305 million in the first nine months of 2012, as compared to $265 million in the first nine months of 2011. In the third quarter of 2012, we paid $72 million of cash to redeem a portion of our outstanding senior notes. In addition, we repurchased $173 million of our common stock in the first nine months of 2012, as compared to repurchases of $194 million in the first nine months of 2011. We also paid $4 million and $19 million in dividends to noncontrolling interests in the first nine months of 2012 and 2011, respectively. For further information regarding our share repurchase program, see “— Capitalization,” below and Note 13, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report.

Capitalization

From time to time, we utilize uncommitted credit facilities to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries, as well as uncommitted lines of credit for our short-term working capital fluctuations, in addition to cash provided by operating activities. As of September 29, 2012, there were no short-term debt balances outstanding. For the nine months ended October 1, 2011, our average outstanding short-term debt balance was $2 million, and the weighted average interest rate on our short-term debt balances was 6.5%. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors.

Senior Notes

As of September 29, 2012, our long-term debt consisted of $315 million in aggregate principal amount at maturity of senior unsecured notes due 2018 at a stated coupon rate of 7.875% (the “2018 Notes”) and $315 million in aggregate principal amount at maturity of senior unsecured notes due 2020 at a stated coupon rate of 8.125% (the “2020 Notes” and together with the 2018 Notes, the “Notes”). As of September 29, 2012 and December 31, 2011, we had $626 million and $695 million, respectively, of Notes outstanding.

LEAR CORPORATION

On August 24, 2012, we redeemed 10% of the original aggregate principal amount of each of the 2018 Notes and the 2020 Notes at a redemption price equal to 103% of the aggregate principal amount redeemed, plus accrued and unpaid interest. In connection with this transaction, we paid $72 million and recognized a loss of approximately $4 million on the partial extinguishment of debt.

There are no scheduled cash interest payments on the Notes in the last three months of 2012. As of September 29, 2012, we were in compliance with all covenants under the indenture governing the Notes.

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

Revolving Credit Facility

We have a $500 million revolving credit facility, which permits borrowings for general corporate and working capital purposes and the issuance of letters of credit. The commitments under the revolving credit facility expire on June 17, 2016. As of September 29, 2012, there were no borrowings outstanding under the revolving credit facility, and we were in compliance with all covenants under the agreement governing the revolving credit facility.

For further information related to the revolving credit facility, including information on pricing, covenants and events of default, see Note 8, “Long-Term Debt,” to the condensed consolidated financial statements included in this Report and Note 8, “Long-Term Debt,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Contractual Obligations

As a result of the partial redemption of our senior notes described above in “— Senior Notes,” our scheduled maturities of long-term debt and scheduled interest payments on the Notes as of September 29, 2012, are shown below (in millions):

	2013	2014	2015	2016	Thereafter	Total
Long-term debt maturities (1)	$—	$—	$—	$—	$630.0	$630.0
Scheduled interest payments	50.4	50.4	50.4	50.4	126.8	328.4

Total	$50.4	$50.4	$50.4	$50.4	$756.8	$958.4

(1)	Represents aggregate principal amounts at maturity.

For further information on our other contractual obligations, see Item 7, “Management’s Discussion and Analysis — Liquidity and Financial Condition — Capitalization — Contractual Obligations,” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

Guarantees and Commitments

We guarantee 49% of certain of the debt of one of our unconsolidated affiliates, Tacle Seating USA, LLC. As of September 29, 2012, the aggregate amount of debt guaranteed was approximately $1 million.

Common Stock Share Repurchase Program

Our Board of Directors has authorized a three year, $700 million common stock share repurchase program, which permits the discretionary repurchase of our outstanding common stock through February 16, 2014. In the first nine months of 2012, we repurchased 4,200,151 shares of our outstanding common stock at an average purchase price of $41.10 per share, excluding commissions, for an aggregate purchase price of $173 million. As of September 29, 2012, we had repurchased 10,382,580 shares of our outstanding common stock and were authorized to repurchase an additional $248 million in shares of our outstanding common stock under this program. The extent to which we will repurchase our outstanding common stock and the timing of such repurchases will depend upon our financial condition, prevailing market conditions, alternative uses of capital and other factors. In addition, our amended and restated credit facility and the indenture governing the Notes place certain limitations on the repurchase of common shares. See “— Forward-Looking Statements.”

LEAR CORPORATION

Dividends

A summary of 2012 dividend declarations is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.14	February 9, 2012	March 2, 2012	March 21, 2012
$0.14	May 16, 2012	June 7, 2012	June 26, 2012
$0.14	August 15, 2012	September 6, 2012	September 25, 2012

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

Adequacy of Liquidity Sources

As of September 29, 2012, we had approximately $1.3 billion of cash and cash equivalents on hand and $500 million in available borrowings under our revolving credit facility. Together with cash provided by operating activities, we believe this will enable us to meet our liquidity needs to satisfy ordinary course business obligations. However, our future financial results and our ability to continue to meet such liquidity needs are subject to, and will be affected by, cash flows from operations, including the impact of restructuring activities, automotive industry conditions, the financial condition of our customers and suppliers and other related factors outside of our control. Additionally, an economic downturn or reduction in production levels could negatively impact our financial condition. For further discussion of the risks and uncertainties affecting our cash flows from operations and overall liquidity, see “— Executive Overview” above, “— Forward-Looking Statements” below and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

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

Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Chinese renminbi and the Canadian dollar. We have performed a quantitative analysis of our overall currency rate exposure as of September 29, 2012 and December 31, 2011. As of September 29, 2012, the potential adverse earnings impact related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies to which it is exposed for a twelve-month period is approximately ($23) million. In addition, the potential earnings benefit related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies to which it is exposed for a twelve-month period is approximately $17 million. As of December 31, 2011, the potential adverse earnings impact related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies to which it is exposed for a twelve-month period is approximately ($21) million. In addition, the potential earnings benefit related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies to which it is exposed for a twelve-month period is approximately $3 million.

As of September 29, 2012, foreign exchange contracts representing $636 million of notional amount were outstanding with maturities of less than 15 months. As of September 29, 2012, the fair value of these contracts was approximately $13 million. A 10% change in the value of the U.S. dollar relative to all other currencies to which it is exposed would have resulted in a $22 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies to which it is exposed would have resulted in a $14 million change in the aggregate fair value of these contracts. As of December 31, 2011, foreign exchange contracts representing $734 million of notional amount were outstanding with maturities of less than 17 months. As of December 31, 2011, the fair value of these contracts was approximately ($45) million. A 10% change in the value of the U.S. dollar

LEAR CORPORATION

relative to all other currencies to which it is exposed would have resulted in a $30 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies to which it is exposed would have resulted in a $14 million change in the aggregate fair value of these contracts.

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

Interest Rates

Historically, we have used interest rate swap and other derivative contracts to manage our exposure to variable interest rates on outstanding variable rate debt instruments indexed to U.S. or European Monetary Union short-term money market rates. As of September 29, 2012 and December 31, 2011, there were no interest rate contracts outstanding. We will continue to evaluate, and may use, derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage our exposures to fluctuations in interest rates in the future.

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

We use derivative instruments to reduce our exposure to fluctuations in copper prices. As of September 29, 2012, commodity swap contracts representing $1 million of notional amount were outstanding with maturities of less than one month. As of September 29, 2012, the fair market value of these contracts was approximately zero. A 10% parallel change in the copper curve would have resulted in a minimal change in the aggregate fair value of these contracts. As of December 31, 2011, commodity swap contracts representing $3 million of notional amount were outstanding with maturities of less than twelve months. As of December 31, 2011, the fair market value of these contracts was less than ($1) million. A 10% parallel change in the copper curve would have resulted in a less than $1 million change in the aggregate fair value of these contracts.

OTHER MATTERS

Legal and Environmental Matters

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of September 29, 2012, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $14 million. In addition, as of September 29, 2012, we had recorded reserves for product liability claims and environmental matters of $25 million and $5 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. For a more complete description of our outstanding material legal proceedings, see Note 14, “Legal and Other Contingencies,” to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION

Significant Accounting Policies and Critical Accounting Estimates

Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates,” and Note 4, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first nine months of 2012.

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

LEAR CORPORATION

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

(b)	Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 29, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As discussed in Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capitalization — Common Stock Share Repurchase Program,” our Board of Directors has authorized a three year, $700 million common stock share repurchase program. In the quarter ended September 29, 2012, we repurchased 1,257,380 shares of our outstanding common stock for an aggregate purchase price of $50 million, excluding commissions. For further information, see Note 13, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report. A summary of the shares of our common stock repurchased during the quarter ended September 29, 2012, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
July 1, 2012 through July 28, 2012	—	N/A	N/A	$298.4
July 29, 2012 through August 25, 2012	822,822	$40.02	822,822	$265.5
August 26, 2012 through September 29, 2012	434,558	$39.59	434,558	$248.3

Total	1,257,380	$39.87	1,257,380	$248.3

(1)	Excluding commissions.

ITEM 6 — EXHIBITS

The exhibits listed on the “Index to Exhibits” on page 46 are filed with this Quarterly Report on Form 10-Q or incorporated by reference as set forth below.

LEAR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated: October 26, 2012	By:	/s/ Matthew J. Simoncini
Matthew J. Simoncini
President and Chief Executive Officer

	By:	/s/ Jeffrey H. Vanneste
Jeffrey H. Vanneste
Senior Vice President and Chief Financial Officer

LEAR CORPORATION

Index to Exhibits

Exhibit Number	Exhibit

**10.1*	Amended and Restated Employment Agreement, dated September 12, 2012, between the Company and Frank C. Orsini.

**31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

**31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document.

***101.SCH	XBRL Taxonomy Extension Schema Document.

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Compensatory plan or arrangement.
**	Filed herewith.
***	Submitted electronically with the Report.