Form 10-K
period 2012-12-31
LEAR CORP
filed 2013-02-12
CIK 842162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant was $3,695,323,702. The closing price of the common stock on June 30, 2012, as reported on the New York Stock Exchange, was $37.73 per share.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of February 8, 2013, the number of shares outstanding of the registrant’s common stock was 95,704,487 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Stockholders to be held in May 2013, as described in the Cross Reference Sheet and Table of Contents included herewith, are incorporated by reference into Part III of this Report.

LEAR CORPORATION AND SUBSIDIARIES

CROSS REFERENCE SHEET AND TABLE OF CONTENTS

SUPPLEMENTARY ITEM.	Executive officers of the Company	21

(1)	Certain information is incorporated by reference, as indicated below, to the registrant’s Notice of Annual Meeting of Stockholders and Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Stockholders to be held in May 2013 (the “Proxy Statement”).
(2)	A portion of the information required is incorporated by reference to the Proxy Statement sections entitled “Election of Directors” and “Directors and Corporate Governance.”
(3)	Incorporated by reference to the Proxy Statement sections entitled “Directors and Corporate Governance — Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”
(4)	A portion of the information required is incorporated by reference to the Proxy Statement section entitled “Directors and Corporate Governance — Security Ownership of Certain Beneficial Owners, Directors and Management.”
(5)	Incorporated by reference to the Proxy Statement sections entitled “Certain Relationships and Related Party Transactions” and “Directors and Corporate Governance — Independence of Directors.”
(6)	Incorporated by reference to the Proxy Statement section entitled “Fees of Independent Accountants.”

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

BUSINESS OF THE COMPANY

General

Lear Corporation is a leading Tier 1 supplier to the global automotive industry. Our business spans all major automotive markets, and we supply our products to every major automotive manufacturer in the world. We have manufacturing, engineering and administrative capabilities in 36 countries with 221 locations and are continuing to grow our business in all automotive producing regions of the world.

We organize our business in two global product segments: seating and electrical power management systems (“EPMS”). The seating segment includes seat systems and related components, such as seat structures and mechanisms, seat covers, headrests and seat foam. The EPMS segment includes electrical distribution systems that route electrical signals and manage electrical power within a vehicle for both traditional powertrain vehicles, as well as for hybrid and electric vehicles. Key components of electrical distribution systems include: wiring harnesses, terminals and connectors, junction boxes, electronic control modules and wireless remote control devices, such as key fobs.

In recent years, we have implemented a number of strategic actions to better position the Company to deliver superior long-term shareholder value while maintaining a strong and flexible balance sheet. We are focused on growing and improving the competitiveness of both our seating and electrical distribution businesses. From 2010 to 2012, we invested $300 million across both product segments to expand our component manufacturing capabilities in emerging markets and low-cost countries. We continue to pursue niche acquisitions that will complement our present product offerings, and in 2012, we acquired Guilford Performance Textiles to enhance our capabilities in seat covers. In EPMS, we have narrowed our primary focus to providing complete electrical distribution systems. These strategic actions allowed our business units to better leverage their scale and low-cost capabilities to improve overall operating efficiency and align our product offerings with the increasing customer trends toward global platforms, directed component sourcing and increased content in electrical distribution systems.

We believe that the initiatives implemented over the last few years will continue to add value for our stakeholders. Specific elements of the strategy to date have been:

•	Restructured Manufacturing and Engineering Footprint to Improve Competitive Position

•	Expanded Component Capabilities Through Organic Investment and Acquisitions

•	Rationalized Product Offerings in our EPMS Segment and Increased Capabilities in Electrical Distribution Systems

Going forward, the key elements of our strategy include:

•	Profitable growth and diversification of our sales globally

•	Continued expansion of our component capability in emerging and low-cost markets

•	Pursuit of niche acquisitions to strengthen our core businesses

•	Maintain our strong balance sheet with investment grade credit metrics

•	Consistently return excess cash to our shareholders

We believe that it is important to have capabilities that are aligned with our major customers’ global product development strategy and to leverage our expanding design, engineering and manufacturing capabilities in low-cost regions. We can provide low-cost components in every automotive producing region of the world, which will support future growth, especially given the continuing industry trends towards global platforms, directed component sourcing and increased electrical content. We are one of the few suppliers in each of our product segments that is able to serve customers with design, development, engineering, integration and production capabilities in all automotive producing regions of the world and in every major market, including North America, South America, Europe and Asia. We currently support our global operations with more than 100 manufacturing and engineering facilities located in the following low-cost countries:

Argentina	Malaysia	Russia
Brazil	Mexico	Slovak Republic
China	Moldova	South Africa
Czech Republic	Morocco	Thailand
Honduras	Philippines	Tunisia
Hungary	Poland	Turkey
India	Romania	Vietnam
Indonesia

In addition to maintaining and expanding our business with our existing customers in our more established markets, our expansion plans are focused primarily on emerging markets. Asia, in particular, continues to present significant growth opportunities, as major global automotive manufacturers implement production expansion plans and local automotive manufacturers aggressively expand their operations to meet expected growth in long-term demand in this region. Our expansion in Asia has been accomplished through wholly owned subsidiaries, as well as a number of joint ventures. As of December 31, 2012, we had 19 joint ventures located throughout Asia, as well as five in North America, two in Europe and one with operations in all three regions. In addition to helping us grow our business in new markets, these joint ventures have helped us to expand our product offerings and broaden our customer base.

Key trends affecting our business include:

•	Global growth in automotive demand in all regions over the next several years, with the emerging markets growing faster than the mature markets;

•	Automotive manufacturers’ increasing utilization of global vehicle platforms and directed component sourcing;

•	Increasing demand for more features and functionality in vehicles, driving content increases for traditional electrical distribution systems; and

•

Stricter fuel economy and emission standards, which will require more efficient engines, lighter weight materials and alternative energy powertrains, driving growth in high-power electrical distribution systems and lighter weight seating components.

We believe that our broad customer base and strong financial resources will allow us to capitalize on global growth in automotive production, while our low-cost engineering and manufacturing capabilities will provide us with the ability to support our customers’ move to global vehicle platforms. We expect that the $1 billion and $800 million sales backlog in seating and EPMS, respectively, for the period from 2013 to 2015 will support future market share gains. Our global footprint and engineering and component capabilities in our seating business will allow us to penetrate our customers’ global platforms and participate in directed sourcing. Our EPMS business has been growing faster than the overall industry as we continue to gain market share and benefit from content growth. In addition, industry trends for increasing electrical content and fuel efficiency should support continued growth in this segment.

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

In 2005, we initiated a multi-year operational restructuring strategy. Through the end of 2012, we incurred pretax costs of $935 million in connection with these activities. These costs included employee termination benefits, fixed asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions and manufacturing inefficiency costs at the operating locations impacted by the restructuring actions. These actions resulted in the closure of 50 manufacturing and 11 administrative facilities and a current footprint with more than 80% of our component facilities and more than 90% of our related employment in 22 low-cost countries. Any future restructuring actions will depend upon market conditions, customer actions and other factors. For further information, see Item 1A, “Risk Factors,” and Note 4, “Restructuring,” to the consolidated financial statements included in this Report.

In recent years, the global automotive industry has undergone major restructuring and consolidation in response to overcapacity, narrow profit margins, excess debt and the necessary realignment of resources from mature markets to emerging markets. In 2008 and 2009, the global economic downturn and associated decline in automotive production (particularly in North America and Europe) resulted in financial distress and a significant restructuring of the industry.

During this period, industry production in North America and Europe experienced the steepest peak-to-trough declines in history. In North America, industry production declined over 40% — from a peak of 15.0 million units in 2007 to a trough of 8.6 million units in 2009. In Europe, industry production declined over 20% — from a peak of 20.2 million units in 2007 to 15.6 million units in 2009.

On July 7, 2009, in order to re-align our capital structure and position our business for long-term success, Lear and certain of its U.S. and Canadian subsidiaries filed petitions for relief under Chapter 11 with the bankruptcy court, following a comprehensive evaluation of our strategic and financial options. On November 9, 2009, our plan of reorganization became effective, and we emerged from Chapter 11 bankruptcy proceedings. As a result of our financial restructuring, we ended 2009 with approximately $1.6 billion of cash and $972 million of total debt on our balance sheet, providing us with financial flexibility to invest in our business and execute our strategic objectives going forward.

Recent Developments

In 2011 and 2012, global industry production volumes improved significantly, up 3% in 2011 from the prior year and another 7% in 2012 to 79.7 million units. North American, industry production increased 10% in 2011 from the prior year and another 17% in 2012 to 15.4 million units. Business conditions in Europe, however, remain challenging. Although European industry production increased 3% in 2011 from the prior year, it declined 6% in 2012 to 16.8 million units.

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles and our content per vehicle. Our sales are well diversified geographically, by customer and by vehicle segment. In 2012, approximately 39% of our sales were generated in North America, 35% in Europe, 17% in Asia and 9% in the rest of the world. In Asia, where we are pursuing a strategy of aggressive expansion of our sales and operations, we had net sales of $2.5 billion in 2012, as compared to $1.1 billion in 2008. General Motors, Ford and BMW are our three largest customers globally. In addition, Daimler, Fiat-Chrysler, Hyundai, Jaguar-Land Rover, PSA, Renault-Nissan and Volkswagen each represented 3% or more of our 2012 net sales. We supply and have expertise in all vehicle segments of the automotive market, and it is common to have content on multiple platforms with a single customer. Our sales content tends to be higher on those vehicle platforms and segments which offer more features and functionality. The popularity of particular vehicle platforms and segments varies over time and by regional market. We expect to continue to win new business at a greater rate than the growth rate of the industry overall. We believe that future sales growth in our seating business will be supported by our global footprint and engineering and component capabilities, which will allow us to penetrate our customers’ global platforms. We believe that future sales growth in our EPMS business will be supported by increased consumer demand for additional features and functionality in vehicles, which require more signals to be routed throughout the vehicle, as well as increased penetration of hybrid and electric vehicles, which have significantly higher electrical content.

Our customers typically award contracts several years before actual production is scheduled to start. Each year, the automotive manufacturers introduce new vehicles, update existing models and discontinue certain models and, recently, even complete brands. In this process, we may be selected as the supplier on a new model, we may continue as the supplier on an updated model or we may lose a new or updated model to a competitor. Our sales backlog reflects anticipated net sales from formally awarded new programs, less lost and discontinued programs. We measure our sales backlog based on contracts to be executed in the next three years. This measure excludes sales at our non-consolidated joint ventures. As of January 2013, our 2013 to 2015 sales backlog is $1.8 billion, of which $850 million relates to 2013. Our current sales backlog assumes volumes based on the independent industry projections of IHS Automotive as of November 2012 and a Euro exchange rate $1.28 / Euro. This sales backlog is generally subject to a number of risks and uncertainties, including vehicle production volumes on new and replacement programs and foreign exchange rates, as well as the timing of production launches and changes in customer development plans. For additional information regarding risks that may affect our sales backlog, see Item 1A, “Risk Factors,” and Part II — Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements.”

Details on light vehicle production in certain key regions for 2012 and 2011 are provided below. Actual results are impacted by the specific mix of products within each market.

(In thousands of units)	2012 (1)	2011 (1, 2)	% Change
North America	15,413.6	13,126.0	17%
Europe	16,822.4	17,970.2	(6)
Brazil	3,174.6	3,143.3	1
Russia	2,078.0	1,879.6	11
India	3,742.6	3,509.3	7
China	16,958.1	15,821.9	7
Japan	9,234.6	7,702.1	20
Rest of world	12,297.7	11,670.8	5

Total	79,721.6	74,823.2	7%

(1)	Production data based on IHS Automotive for vehicle weights up to 3.5 tons.
(2)	Production data for 2011 has been updated to reflect actual production levels.

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

Seating Segment

Lear is a recognized global leader in complete automotive seat systems and in certain key individual component parts. The seating segment consists of the design, manufacture, assembly and supply of vehicle seating requirements. We produce seat systems that are fully assembled and ready for installation in automobiles and light trucks. In all cases, seat systems are designed and engineered for specific vehicle models or platforms. Lear develops seat systems and components for all vehicle segments from compact cars to full-size sport utility vehicles and is the world leader in luxury and performance automotive seating. No other seating manufacturer provides the level of craftsmanship, elegance in design, use of innovative materials and industry-leading technology required by the premium automakers.

We also produce components that comprise the seat assemblies, such as seat structures and mechanisms, seat trim covers, headrests and seat foam. We have been pursuing a selective vertical integration strategy to enhance growth, improve quality, increase profitability and defend our current market position in just-in-time (“JIT”) seat assembly. In this regard, we have expanded our seat cover operations, including precision cutting, assembly, sewing and lamination of seat fabric, in low-cost markets, entered the fabric business (through our acquisitions of New Trend™ and Guilford Performance Textiles), developed leather finishing and marketing capability (through the introduction of Aventino™ premium leather), expanded our precision engineered seat mechanism expertise and increased our foam capability through global expansion.

Our product strategy is to develop standardized seat structures and mechanisms that can be adapted to multiple segments to minimize investment costs. By incorporating these key components into our fully assembled seat systems, we are able to provide a higher quality product at a lower total cost.

As a result of our innovative product design and technology capabilities, we are a leader in the design of seats with enhanced safety and convenience features. For example, our ProTec® PLuS Self-Aligning Head Restraint is an advancement in seat safety features. By integrating the head restraint with the lumbar support, the occupant’s head is supported earlier and for a longer period of time in a rear-impact collision, potentially reducing the risk of injury. We also supply ECO and EVO lightweight seat structures, which have been designed to accommodate our customers’ needs for all market segments, from emerging to mature. These seat structures incorporate our ultra lightweight EVO seat adjustment mechanisms, which are 25% lighter than previous models, and our next-generation recliners, which are 35% lighter and 50% smaller than today’s standard market technology. Our lightweight seat structures support our customers’ efforts to reduce the overall weight of the vehicle in order to meet fuel efficiency standards. We are also satisfying our customers’ growing demand for reconfigurable and lightweight seats with our thin profile rear seat technology. Additionally, our

Dynamic Environmental Comfort System TM offers weight reductions of 30% – 40%, as compared to current foam seat designs, and utilizes environmentally friendly materials, which reduce carbon dioxide emissions. Our seating products also reflect our environmental focus. For example, in addition to our Dynamic Environmental Comfort SystemTM, our SoyFoamTM seats, which are used by multiple global customers, are up to 24% renewable, as compared to non-renewable, petroleum-based foam seats.

Superior quality and customer service continue to be areas of competitive advantage for our seating business. Lear presently ranks as the highest quality major independent seat manufacturer in the 2012 J.D. Power and Associates Seat Quality and Satisfaction StudySM and has held that distinction for eleven out of the last twelve years.

Our seat assembly facilities use lean manufacturing techniques, and our finished products are delivered to the automotive manufacturers on a JIT basis, matching our customers’ exact build specifications for a particular day and shift, thereby reducing inventory levels. These facilities are typically located adjacent to or near our customers’ manufacturing and assembly sites. Our seat components, including recliner mechanisms, seat tracks and seat trim covers, are manufactured in batches, typically utilizing facilities in low-cost regions. The principal raw materials used in our seat systems, including steel, foam chemicals and leather hides, are generally available and obtained from multiple suppliers under various types of supply agreements. Fabric, foam, seat structures and mechanisms and certain other components are either manufactured by us internally or purchased from multiple suppliers under various types of supply agreements. The majority of the steel used in our products is comprised of fabricated components that are integrated into a seat system, such as seat frames, recliner mechanisms, seat tracks and other mechanical components. Therefore, our exposure to changes in steel prices is primarily indirect, through these purchased components. We utilize a combination of short-term and long-term supply contracts to purchase key components. We generally retain the right to terminate these agreements if our supplier does not remain competitive in terms of cost, quality, delivery, technology or customer support.

Financial Summary

A summary of revenues from external customers and other financial information for our seating segment is shown below. For additional information regarding the operating results of our seating segment, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.” For additional information regarding Lear’s total sales and long-lived assets by geographic area, as well as customer concentrations, see Note 13, “Segment Reporting,” to the consolidated financial statements included in this Report. The top five customers of this segment are: General Motors, Ford, BMW, Volkswagen and Fiat-Chrysler.

(In millions)	2012	2011	2010
Revenues from external customers	$11,029.6	$10,943.0	$9,395.3
Segment earnings (1)	661.7	703.7	655.0
Depreciation and amortization	152.6	146.5	145.7
Capital expenditures	290.7	184.0	114.2
Total assets	4,341.9	3,697.9	3,491.1

(1)	As discussed in Note 13, “Segment Reporting,” segment earnings represents pretax income before interest expense, other expense and equity in net income of affiliates.

Competition

We are one of only two primary independent suppliers with global scale and the capability to design, develop, manufacture and deliver complete seat systems and components to every automotive market in the world. Based on independent market studies and management estimates, we believe that we hold a #2 position globally on the basis of revenue with strong positions in all major markets. We estimate the global seat systems market at more than $55 billion in 2012. We believe that we are also among the leading suppliers of various components produced for complete seat systems.

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

EPMS Segment

The EPMS segment consists of the design, manufacture, assembly and supply of electrical distribution systems and components for traditional powertrain vehicles, as well as for hybrid and electric vehicles. With the increase in the number of electrical features and electronically controlled functions on a vehicle, there is an increasing focus on improving the functionality of the vehicle’s electrical architecture. We are able to provide our customers with design and engineering solutions and manufactured systems, modules and components that optimally integrate the entire electrical distribution system, consisting of wiring, terminals and connectors, junction boxes and electronic modules, within the overall architecture of the vehicle. This integration can reduce the overall system cost and weight and improve the reliability and packaging by reducing the number of wires and terminals and connectors normally required to manage electrical power and signal distribution within a vehicle. For example, our solid state smart junction box product line enables increased functionality, while delivering up to a 70% reduction in packaging size and weight and up to a 35% reduction in wire gauge due to increased circuit protection reliability. To achieve these results, our solid state junction box integrates advancements in terminal and connector technology, electronics capability and complete electrical distribution systems expertise.

We have focused and aligned our product offerings to provide the complete electrical distribution system of the vehicle and have substantially exited non-core product lines, such as switches, tire pressure monitoring systems and certain other electronic products.

Electrical distribution systems are networks of wiring and associated control devices that route electrical signals and manage electrical power within a vehicle. Electrical distribution systems are comprised primarily of wire harness assemblies, terminals and connectors and control modules, including junction boxes and fuse boxes. Wire harness assemblies are a collection of wiring and terminals and connectors that link all of the various electrical and electronic devices within the vehicle to each other and/or to a power source. Fuse boxes are centrally located boxes within the vehicle that contain fuses and/or relays for circuit and device protection, as well as for power distribution. Junction boxes serve as a connection point for multiple wire harness assemblies. They may also contain fuses and/or relays for circuit and device protection.

Technology centers of excellence have been developed for each of our major product lines and are located in Germany, Spain and the United States.

Our Advanced Efficiency Systems Global Center of Excellence, in Southfield, Michigan, is dedicated to the development of high-power wiring, terminals and connectors and power electronics. We are supplying, or will supply, high voltage wire harnesses, battery monitoring systems, high voltage terminals and connectors, battery chargers, DC/DC converters and traction inverters for new models from Daimler, Renault-Nissan, General Motors (including the Chevrolet Volt extended range electric vehicle), BMW, Jaguar-Land Rover, Fiat-Chrysler and Fisker.

Wire harness assemblies consist of raw, coiled wire, which is automatically cut to length and terminated. Individual circuits are assembled together on a jig or table, inserted into connectors and wrapped or taped to form wire harness assemblies. Substantially all of our materials are purchased from suppliers, with the exception of a portion of the terminals and connectors that are produced internally. The majority of our copper purchases are comprised of extruded wire that is integrated into electrical wire. Certain materials, particularly circuit boards, are available from a limited number of suppliers. Supply agreements typically last for up to one year, and the copper wire contracts for our wire harness business are generally subject to price index agreements. The assembly process is labor intensive, and as a result, production is generally performed in low-cost labor sites in Mexico, Honduras, Eastern Europe, Africa, China, the Philippines, Brazil and Thailand.

Some of the principal components attached to the wire harness assemblies that we manufacture include junction boxes and electronic control modules. Junction boxes are manufactured in Mexico, Northern Africa, Europe, China and the Philippines with a proprietary, capital-intensive assembly process, using printed circuit boards, a portion of which are purchased from third-party suppliers. Terminals and connectors are currently manufactured in Germany, China, Eastern Europe and the United States. Proprietary features have been developed to improve the function of these junction boxes in harsh environments, including high temperatures and humidity. Electronic control modules are assembled using high-speed surface mount placement equipment in Mexico, China, the Philippines, Morocco, Spain and Germany.

Smart junction boxes are junction boxes with integrated electronic functionality often contained in other body control modules. Smart junction boxes eliminate interconnections, increase overall system reliability and can reduce the number of electronic modules within the vehicle. Certain vehicles may have two or three electronic modules networked together as an intelligent system. Key advantages of smart junction boxes include reduced weight, cost and complexity. Body control modules control various interior comfort and convenience features. These body control modules may consolidate multiple functions into a single module or may focus on a specific function or part of the car interior, such as the door zone control module which controls features such as window lift, door lock and power mirrors. However, these modules are increasingly being centralized into integrated body control modules or smart junction boxes.

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

Increasing demand for more features and functionality in vehicles is driving an increase in traditional electrical distribution systems. In addition, the emergence of alternative powertrains, including electric, hybrid electric and other technologies is driving growth in high-power electrical systems and components. Hybrid and electric vehicles offer a significant content opportunity with the potential to more than double the electrical content per vehicle. The EPMS segment is technology driven and typically has higher investment requirements as a percentage of sales than our seating segment. Our complete electrical distribution system design capabilities, coupled with certain market-leading component technologies, allow access to our customers’ development teams, which provides an early indication of our customers’ product needs and provides us with system design efficiencies.

Financial Summary

A summary of revenues from external customers and other financial information for our EPMS segment is shown below. For additional information regarding the operating results of our EPMS segment, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.” For additional information regarding Lear’s total sales and long-lived assets by geographic area, as well as customer concentrations, see Note 13, “Segment Reporting,” to the consolidated financial statements included in this Report. The top five customers of this segment are: Ford, BMW, General Motors, Renault-Nissan and PSA.

(In millions)	2012	2011	2010
Revenues from external customers	$3,537.4	$3,213.5	$2,559.3
Segment earnings (1)	254.9	185.1	100.5
Depreciation and amortization	78.4	92.3	83.9
Capital expenditures	158.1	139.4	71.1
Total assets	1,432.2	1,255.0	1,052.2

(1)	As discussed in Note 13, “Segment Reporting,” segment earnings represents pretax income before interest expense, other expense and equity in net income of affiliates.

Competition

We estimate our global target market for electrical distribution systems to be approximately $51 billion. We are one of only four suppliers with complete electrical distribution and manufacturing capabilities for both traditional and high-power systems and components in every automotive producing market in the world. Our major competitors include Delphi Automotive PLC, Sumitomo Corporation and Yazaki Corporation.

Technology

EPMS technology spans each of our four product areas: wire harnesses, terminals and connectors, electronics and advanced efficiency systems. We are able to supply complete electrical distribution systems across our entire product offering by leveraging the expertise in each of these four product areas. Our expertise is developed and delivered by over 1,900 engineers across 14 countries and is led by four global technology centers of excellence.

•

Wire harnesses — In addition to industry leading capability in the delivery of wire harnesses, our technology includes expertise in alternative conductor materials, such as copper clad steel, copper clad aluminum and other hybrid alloys, as well as systems expertise in our ability to design vehicle harness applications utilizing these alternative conductor materials. Alternative conductor materials enable ultra small gauge conductors that can reduce the weight and packaging size of electrical distribution systems. Reductions in weight and size support our customers’ efforts to reduce the overall weight of the vehicle in order to meet fuel efficiency standards. These ultra small gauge conductors are enabled by a synergistic relationship with our terminals and connectors technology expertise.

•

Terminals and connectors — We provide a broad set of terminals and connectors to the market and are developing advanced capabilities in aluminum terminals and aluminum wire termination, ultra small gauge termination and high voltage terminals and connectors. Our high voltage terminals and connectors are a part of our advanced efficiency systems capabilities, and we have established a leading capability in power density (power per packaging size).

Our expertise in terminals and connectors has also made a direct contribution to our smart junction box technology with the development of surface mount connectors being a key technology to reduce package size and weight through integrated thermal management.

•

Electronics — We traditionally have been a leader in smart junction boxes, and last year, we received an Automotive News PACE Award for our Solid State Smart Junction BoxTM, recognizing our industry leading technology in this critical component. We continue to develop solid state smart junction box technology, which reduces size and weight, enables wire gauge reduction and eliminates fuses by using resettable smart drivers. We continue to advance with the development of aluminum printed circuit boards for reduced copper usage and reduced weight products. Importantly, this technology also enables the integration of additional feature content into the smart junction box with a sizable cost reduction for the electrical system.

Wireless capability includes expertise in the development of radio frequency systems. We offer world class wireless products in the industry and are developing higher frequency passive entry systems for improved security and 2-way remote keyless entry systems that enable the vehicle to provide feedback to the consumer, such as verification that the doors have locked or that the engine has started.

LED lighting control expertise includes interior and exterior applications and is being advanced with the development of a matrix of LEDs which can be turned on and off individually.

Additionally, we have developed a number of innovative products and features focused on increasing value to our customers, such as interior function control and infotainment products, including audio amplifiers.

We also maintain validation and electromagnetic compatibility labs at several of our electrical facilities, where we develop and test electronic products for compliance with government requirements and customer specifications.

•

Advanced efficiency systems — Increased vehicle efficiency trends and the hybrid and electric vehicle market represent a significant advancement in emerging technology for electrical distribution systems and components. We offer a product portfolio of stand-alone and fully integrated solutions for our customers’ existing and future hybrid and electric vehicles. Our systems and components have achieved industry leading efficiency, packaging and reliability. We have over 130 patents and patents pending in our high-power product segment, and our product portfolio includes the following:

–	High-power charging systems comprised of on/off board chargers, a family of charge cord sets, fast charge stations and charge receptacles and couplers.

–

High-power distribution systems including high voltage wire harnesses found throughout the vehicle and battery pack, high-power terminals and connectors (designed to carry high amounts of electric current, to be packaged tightly and to provide proper sealing, high-use reliability and ease of use for the consumer) and battery disconnect units, as well as manual service disconnects.

–

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

Customers

We serve the worldwide automotive and light truck market, which produced approximately 80 million vehicles in 2012. We have automotive content on over 300 vehicle nameplates worldwide and serve all of the world’s major automotive manufacturers.

In 2012, General Motors and Ford, two of the largest automotive and light truck manufacturers in the world, accounted for 21% and 20%, respectively, of our net sales. In addition, BMW accounted for approximately 11% of our net sales. We supply and have expertise in all vehicle segments of the automotive market, and it is common to have content on multiple platforms with a single customer. For further information related to our customers and domestic and foreign sales and operations, see Note 13, “Segment Reporting,” to the consolidated financial statements included in this Report.

We receive purchase orders from our customers that generally provide for the supply of a customer’s annual requirements for a particular vehicle model and assembly plant, or in some cases, for the supply of a customer’s requirements for the life of a particular vehicle model, rather than for the purchase of a specified quantity of products. Although most purchase orders may be terminated by our customers at any time, such terminations have been minimal and have not had a material impact on our operating results. We are subject to risks that an automotive manufacturer will produce fewer units of a vehicle model than anticipated or that an automotive manufacturer will not award us a replacement program following the life of a vehicle model. To reduce our reliance on any one vehicle model, we produce automotive systems and components for a broad cross-section of both new and established models. However, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating performance. Our net sales for the year ended December 31, 2012, were comprised of 63% cars and 37% light truck. These segments consist of 17% compact, 48% mid-size, 18% full-size/luxury and 17% full frame.

Our customers award business to their suppliers in a number of ways, including the award of complete automotive systems, allowing the suppliers to either manufacture the components themselves or to purchase them from other suppliers at their discretion. Increasingly, certain of our customers are electing to award certain components directly to component suppliers and independent of the complete system award. We have been investing in and expanding our component capacity in low-cost regions in order to maximize our participation in this sourcing trend.

Our agreements with our major customers generally provide for an annual productivity price reduction. Historically, cost reductions through product design changes, increased manufacturing productivity and similar programs with our suppliers have generally offset these customer-imposed price reduction requirements. However, raw material, energy and commodity costs have been volatile over the past several years and remained so in 2012. Although we have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. These costs remain volatile and could have an impact on our operating results in the foreseeable future. In addition, we are exposed to increasing market risk associated with fluctuations in foreign exchange as a result of our low-cost footprint and vertical integration strategies. We use derivative financial instruments to reduce our exposure to fluctuations in foreign exchange rates. For additional information regarding our foreign exchange and commodity price risk, see Part II — Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition — Foreign Exchange” and “— Commodity Prices.”

Employees

As of December 31, 2012 and 2011, our employment levels worldwide were approximately as follows:

Region	2012	2011
United States and Canada	8,700	7,400
Mexico	37,600	34,100
Central and South America	13,300	8,000
Europe and Africa	35,400	31,700
Asia	18,400	16,600

Total	113,400	97,800

A substantial number of our employees are members of unions or national trade organizations. We have collective bargaining agreements with several North American unions, including the United Auto Workers, the Canadian Auto Workers, the International Brotherhood of Electrical Workers and Workers United. Each of our unionized facilities in the United States and Canada has a separate collective bargaining agreement with the union that represents the workers at such facility, with each such agreement having an expiration date that is independent of the other agreements. The majority of our employees in Mexico and Europe are members of industrial trade union organizations or confederations within their respective countries. Many of these organizations and confederations operate under national contracts, which are not specific to any one employer. We have occasionally experienced labor disputes at our plants. We have been able to resolve all such labor disputes and believe our relations with our employees are generally good.

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

We will continue to dedicate resources to engineering and development. Engineering and development costs incurred in connection with the development of new products and manufacturing methods within one year of launch, to the extent not recoverable from our customers, are charged to cost of sales as incurred. Such costs are charged to selling, general and administrative expenses when incurred more than one year prior to launch. Engineering and development costs charged to selling, general and administrative expenses totaled approximately $104 million, $111 million and $81 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Environmental Matters

We are subject to local, state, federal and foreign laws, regulations and ordinances which govern activities or operations that may have adverse environmental effects and which impose liability for clean-up costs resulting from past spills, disposals or other releases of hazardous wastes and environmental compliance. For a description of our outstanding environmental matters and other legal proceedings, see Note 12, “Commitments and Contingencies,” to the consolidated financial statements included in this Report.

In addition, our customers are subject to significant environmentally focused state, federal and foreign laws and regulations that regulate vehicle emissions, fuel economy and other matters related to the environmental impact of vehicles. To the extent that such laws and regulations ultimately increase or decrease automotive vehicle production, such laws and regulations would likely impact our business. See Item 1A, “Risk Factors.”

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

As of December 31, 2012, we had 27 operating joint ventures located in 20 countries. Of these joint ventures, 12 are consolidated and 15 are accounted for using the equity method of accounting. Nineteen of the joint ventures operate in Asia, five operate in North America (including two that are dedicated to serving Asian automotive manufacturers), two operate in Europe (including one that is dedicated to serving Asian automotive manufacturers) and one operates in all three regions. Net sales of our consolidated joint ventures accounted for approximately 11% of our net sales in 2012. As of December 31, 2012, our investments in non-consolidated joint ventures totaled $178 million.

In February 2013, we entered into an agreement to sell our equity investment in International Automotive Components Group North America, LLC for approximately $50 million. The transaction is expected to close in the first half of 2013. In the future, we expect to discontinue Industrias Cousin Freres, S.L. All of our other joint ventures are core to our business.

A summary of our non-consolidated operating joint ventures, including ownership percentages, is shown below. For further information related to our joint ventures, see Note 5, “Investments in Affiliates and Other Related Party Transactions,” to the consolidated financial statements included in this Report.

Country	Name	Ownership Percentage
China	Shanghai Lear STEC Automotive Parts Co., Ltd.	55%
China	Beijing BAI Lear Automotive Systems Co., Ltd.	50
China	Beijing Lear Automotive Electronics and Electrical Products Co., Ltd.	50
China	Jiangxi Jiangling Lear Interior Systems Co., Ltd.	50
China	Lear Dongfeng Automotive Seating Co., Ltd.	50
China	Changchun Lear FAW Sihuan Automotive Electrical and Electronics Co., Ltd.	49
China	Changchun Lear FAW Sihuan Automotive Seat Systems Co., Ltd.	49
China	Beijing Lear Dymos Automotive Systems Co., Ltd.	40
Honduras	Honduras Electrical Distribution Systems S. de R.L. de C.V.	49
India	Dymos Lear Automotive India Private Limited	35
Korea	Dong Kwang Lear Yuhan Hoesa	50
Spain	Industrias Cousin Freres, S.L.	50
United States	Kyungshin-Lear Sales and Engineering LLC	49
United States	Tacle Seating USA, LLC	49
United States	International Automotive Components Group North America, LLC	23

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

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles and our content per vehicle. Automotive sales and production can be affected by general economic or industry conditions, the age of the vehicle fleet and related scrappage rates, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, the availability and cost of credit, the availability of critical components needed to complete the production of vehicles, restructuring actions of our customers and suppliers and other factors. In addition, unfavorable economic or industry conditions could result in the financial distress of our customers, which could result in a reduction in production levels.

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

Although we receive purchase orders from our customers, these purchase orders generally provide for the supply of a customer’s annual requirements for a particular vehicle model and assembly plant, or in some cases, for the supply of a customer’s requirements for the life of a particular vehicle model, rather than for the purchase of a specific quantity of products. In addition, it is possible that our customers could elect to manufacture our products internally or increase the extent to which they require us to utilize specific suppliers or materials in the manufacture of our products. The loss of business with respect to, the lack of commercial success of or an increase in directed component sourcing for a vehicle model for which we are a significant supplier could reduce our sales or margins and thereby adversely affect our financial condition, operating results and cash flows.

•	Our industry is cyclical and our financial performance could be adversely affected by industry downturns.

The automotive industry is cyclical and sensitive to general economic conditions and other factors, including the global credit markets, interest rates, consumer credit and consumer spending and preferences. In addition, these factors together with industry conditions and competition could lead our customers to attempt to reduce fixed costs, including through facility closures. Facility closures relating to vehicle models for which we are a significant supplier could reduce our sales and result in losses and impairments with respect to certain of our programs. An economic downturn or other adverse industry conditions that result in a decline in vehicle production levels could reduce our sales and thereby adversely affect our financial condition, operating results and cash flows.

•	Our inability to achieve product cost reductions which offset customer-imposed price reductions could adversely affect our financial performance.

Downward pricing pressure by automotive manufacturers is a characteristic of the automotive industry. We regularly negotiate contracts and sales prices with our customers. These contracts require us to reduce our prices over the life of a vehicle model and, at the same time, assume significant responsibility for the design, development and engineering of our products. Our financial performance is largely dependent on our ability to achieve product cost reductions through product design enhancement and supply chain management, as well as manufacturing efficiencies and restructuring actions. We also seek to enhance our financial performance by investing in product development, design capabilities and new product initiatives that respond to the needs of our customers and consumers. We continually evaluate operational and strategic alternatives to align our business with the changing needs of our customers and improve our business structure by investing in vertical integration opportunities. Our inability to achieve product cost reductions which offset customer-imposed price reductions could adversely affect our financial condition, operating results and cash flows.

•	Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance.

Raw material, energy and commodity costs have been volatile over the past several years and remained so in 2012. Although we have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control. If the costs of raw materials, energy, commodities and product components increase or the availability thereof is restricted, it could adversely affect our financial condition, operating results and cash flows.

•	Adverse developments affecting or the financial distress of one or more of our suppliers could adversely affect our financial performance.

We obtain components and other products and services from numerous Tier 2 automotive suppliers and other vendors throughout the world. We are responsible for managing our supply chain, including suppliers that may be the sole-sources of products that we require, that our customers direct us to use or that have unique capabilities that would make it difficult and/or expensive to re-source. In certain instances, entire industries may experience short-term capacity constraints. Additionally, our production capacity, and that of our customers and suppliers, may be adversely affected by natural disasters. Any such significant disruption could adversely affect our financial performance. Furthermore, unfavorable economic or industry conditions could result in financial distress within our supply base, thereby increasing the risk of supply disruption. Although market conditions generally have improved in recent years, uncertainty remains and another economic downturn or other unfavorable industry conditions in one or more of the regions in which we operate could cause a supply disruption and thereby adversely affect our financial condition, operating results and cash flows.

•	Our substantial international operations make us vulnerable to risks associated with doing business in foreign countries.

As a result of our global presence, a significant portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. We have substantial manufacturing and distribution facilities in many foreign countries, including Mexico and countries in Africa, Asia, Central and South America and Europe. International operations are subject to certain risks inherent in doing business abroad, including:

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

Expanding our sales and operations in Asia and our manufacturing operations in lower-cost regions are important elements of our strategy. As a result, our exposure to the risks described above is substantial. The likelihood of such occurrences and their potential effect on us vary from country to country and are unpredictable. However, any such occurrences could adversely affect our financial condition, operating results and cash flows.

•	Certain of our operations are conducted through joint ventures which have unique risks.

Certain of our operations, particularly in emerging markets, are conducted through joint ventures. With respect to our joint ventures, we may share ownership and management responsibilities with one or more partners that may not share our goals and objectives. Operating a joint venture requires us to operate the business pursuant to the terms of the agreement that we entered into with our partners, including additional organizational formalities, as well as to share information and decision making. Additional risks associated with joint ventures include one or more partners failing to satisfy contractual obligations, conflicts arising between us and any of our partners, a change in the ownership of any of our partners and our limited ability to control compliance with applicable rules and regulations, including the Foreign Corrupt Practices Act and related rules and regulations. Additionally, our ability to sell our interest in a joint venture may be subject to contractual and other limitations. Accordingly, any such occurrences could adversely affect our financial condition, operating results and cash flows.

•	We operate in a highly competitive industry and efforts by our competitors to gain market share could adversely affect our financial performance.

We operate in a highly competitive industry. We and most of our competitors are seeking to expand market share with new and existing customers, including in Asia and other potential high growth regions. Our customers award business based on, among other things, price, quality, service and technology. Our competitors’ efforts to grow market share could exert downward pressure on our product pricing and margins. If we are unable to differentiate our products or maintain a low-cost footprint, we may lose market share or be forced to reduce prices, thereby lowering our margins. Any such occurrences could adversely affect our financial condition, operating results and cash flows.

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

A substantial number of our employees and the employees of our largest customers and suppliers are members of industrial trade unions and are employed under the terms of various labor agreements. We have labor agreements covering approximately 69,000 employees globally. In the United States and Canada, each of our unionized facilities has a separate collective bargaining agreement with the union that represents the workers at such facility, with each such agreement having an expiration date that is independent of the other agreements. Labor agreements covering approximately 82% of our unionized work force, including approximately 5% of our unionized workforce in the United States and Canada, are scheduled to expire during 2013. A labor dispute involving us, any of our customers or suppliers or any other suppliers to our customers or that otherwise affects our operations, or the inability by us, any of our customers or suppliers or any other suppliers to our customers to negotiate, upon the expiration of a labor agreement, an extension of such agreement or a new agreement on satisfactory terms could adversely affect our financial condition, operating results and cash flows.

•

Our existing indebtedness and the inability to access capital markets could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance.

As of December 31, 2012, we had approximately $626 million of outstanding indebtedness, as well as $500 million available for borrowing under our revolving credit facility. On January 17, 2013, we issued $500 million in aggregate principal amount of senior unsecured notes due 2023 (the “2023 Notes”); after which, we have approximately $1.1 billion of outstanding indebtedness. In addition, on January 30, 2013, we amended and restated our revolving credit facility; after which, we have approximately $1.0 billion available for borrowing thereunder. The debt instruments governing our indebtedness contain covenants that may restrict our business activities or our ability to execute our strategic objectives, and our failure to comply with these covenants could result in a default under our indebtedness. We also lease certain buildings and equipment under non-cancelable lease agreements with terms exceeding one year, which are accounted for as operating leases. Additionally, any downgrade in the ratings that rating agencies assign to us and our debt may ultimately impact our access to capital markets. Our inability to generate sufficient cash flow to satisfy our debt and lease obligations, to refinance our debt obligations or to access capital markets on commercially reasonable terms could adversely affect our financial condition, operating results and cash flows.

•	Significant changes in discount rates, the actual return on pension assets and other factors could adversely affect our financial performance.

Our earnings may be positively or negatively impacted by the amount of income or expense recorded related to our defined benefit plans. Accounting principles generally accepted in the United States require that income or expense related to the defined benefit plans be calculated at the annual measurement date using actuarial calculations, which reflect certain assumptions. The most significant of these assumptions relate to interest rates, the capital markets and other economic conditions. These assumptions, as well as the actual value of pension assets at the measurement date, will impact the calculation of pension and other postretirement benefit expense for the year. Although pension expense and pension contributions are not directly related, the key economic indicators that affect pension expense also affect the amount of cash that we will contribute to our pension plans. Because interest rates and the values of these pension assets have fluctuated and will continue to fluctuate in response to changing market conditions, pension and other postretirement benefit expense in subsequent periods, the funded status of our pension plans and the future minimum required pension contributions, if any, could adversely affect our financial condition, operating results and cash flows.

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

Our financial performance depends, in part, on our ability to successfully execute our strategic objectives. Our corporate strategy involves, among other things, leveraging our global presence and expanding our low-cost footprint, focusing on our core capabilities, investing in vertical integration opportunities and technology and enhancing and diversifying our strong customer relationships through operating performance. Various factors, including the industry environment and the other matters described herein and in Part II — Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “— Forward-Looking Statements,” could adversely affect our ability to execute our corporate strategy. Our failure to execute our strategic objectives could adversely affect our financial condition, operating results and cash flows. Moreover, there can be no assurances that, even if implemented, our strategic objectives will be successful.

•	A disruption in our information technology systems could adversely affect our financial performance.

We rely on the accuracy, capacity and security of our information technology systems. Despite the security measures that we have implemented, our systems could be breached or damaged by computer viruses or unauthorized physical or electronic access. Such a breach could result in business disruption, theft of our intellectual property or trade secrets and unauthorized access to personnel information. To the extent that our business is interrupted or data is lost, destroyed or inappropriately used or disclosed, such disruptions could adversely affect our competitive position, relationships with our customers, financial condition, operating results and cash flows.

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

•	We are subject to regulation of our international operations that could adversely affect our financial performance.

We are subject to many laws governing our international operations, including those that prohibit improper payments to government officials and restrict where we can do business and what information or products we can supply to certain countries, including but not limited to the Foreign Corrupt Practices Act and the U.S. Export Administration Act. Violations of these laws, which are complex and often difficult to interpret and apply, could result in significant criminal penalties or sanctions that could adversely affect our business, financial condition, operating results and cash flows.

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

•	Our U.S. net operating loss and tax credit carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

We have significant U.S. net operating loss and tax credit carryforwards (collectively, the “Tax Attributes”). Under federal tax laws, we can carry forward and use our Tax Attributes to reduce our future U.S. taxable income and tax liabilities until such Tax Attributes expire in accordance with the Internal Revenue Code of 1986, as amended (the “IRC”). Section 382 and Section 383 of the IRC provide an annual limitation on our ability to utilize our Tax Attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership, as defined under the IRC. Our emergence from Chapter 11 bankruptcy proceedings in November 2009 is considered a change in ownership for purposes of IRC Section 382. The limitation under the IRC is based on the value of the Company as of the emergence date. As a result, our future U.S. taxable income may not be fully offset by the Tax Attributes if such income exceeds our annual limitation, and we may incur a tax liability with respect to such income. In addition, we may experience a change in ownership in the future as a result of changes in our stock ownership that are beyond our control, and any such subsequent changes in ownership for purposes of the IRC could further limit our ability to use our Tax Attributes. Accordingly, any such occurrences could adversely affect our financial condition, operating results and cash flows.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

As of December 31, 2012, our operations were conducted through 221 facilities, some of which are used for multiple purposes, including 82 just-in-time manufacturing facilities, 98 dedicated component manufacturing facilities, 9 sequencing and distribution sites, 26 administrative/technical support facilities and 6 advanced technology centers, in 36 countries. Our corporate headquarters is located in Southfield, Michigan.

Of our 221 total facilities, which include facilities owned or leased by our consolidated subsidiaries, 88 are owned and 133 are leased with expiration dates ranging from 2013 through 2051. We believe that substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our current and expected manufacturing and distribution needs. See Part II — Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition.”

SEATING
Argentina	Czech Republic	India	Mexico (continued)	Slovak Republic	United States
Escobar, BA	Kolin	Chakan	Nuevo Casas	Presov	Arlington, TX
Ferreyra, CBA	Stribro	Chennai	Grandes, CH	Senec	Brownstown
Belgium	France	Halol	Panzacola, TL	South Africa	Township, MI
Genk	Cergy	Maraimalai Nagar	Piedras Negras, CO	East London	Columbia City, IN
Brazil	Feignies	Nasik	Ramos Arizpe, CO	Port Elizabeth	Detroit, MI
Betim	Guipry	Pune	Saltillo, CO	Rosslyn	Duncan, SC
Caçapava	Troisvilles	Italy	San Felipe, GU	South Korea	Farwell, MI
Camaçari	Germany	Caivano, NA	San Luis Potosi, SL	Gyeongju	Hammond, IN
Gravatai	Besigheim	Cassino, FR	Silao, GO	Spain	Hebron, OH
Canada	Boeblingen	Grugliasco, TO	Toluca, MX	Epila	Louisville, KY
Ajax, ON	Bremen	Melfi, PZ	Villa Ahumada, CH	Valdemoro	Kenansville, NC
Kitchener, ON	Eisenach	Pozzo d’Adda, MI	Moldova	Thailand	Mason, MI
Whitby, ON	Ginsheim-Gustavsburg	Malaysia	Ungheni	Mueang Nakhon	Montgomery, AL
China	Osnabrück	Behrang Stesen	Morocco	Ratchasima	Morristown, TN
Changchun	Rietberg	Klang	Tangier	Rayong	Pine Grove, PA
Chongqing	Sindelfingen	Mexico	Poland	Samuprakarn	Rochester Hills, MI
Liuzhou	Wackersdorf	Aguascalientes, AG	Legnica	Turkey	Roscommon, MI
Nanjing	Hungary	Cuautlancingo, PU	Jaroslaw	Gemlik	Selma, AL
Rui’an	Györ	Hermosillo, SO	Tychy	United Kingdom	Wentzville, MO
Shanghai	Mór	Juarez, CH	Russia	Alfreton	Vietnam
Shenyang	Indonesia	Mexico City, DF	Kaluga	Coventry	Hai Phong City
Wuhan	Cikarang	Monclova, CO	Nizhny Novgorod	Redditch
Wuhu			St. Petersburg	Sunderland

ELECTRICAL POWER MANAGEMENT SYSTEMS
Argentina	Czech Republic	Honduras	Morocco	Romania	Thailand
Pacheco, BA	Vyskov	Naco	Kenitra	Campulung	Kabin Buri
Brazil	France	Hungary	Salé Al-Jadida	Pitesti	Tunisia
Navegantes	Hordain	Gödöllö	Tangier	Russia	Bir El Bey
China	Sandouville	Gyöngyös	Philippines	Volokolamsk	United States
Chongqing	Germany	India	LapuLapu City	South Africa	Plymouth, IN
Nanjing	Bersenbrueck	Pune	Poland	Port Elizabeth	Taylor, MI
Shanghai	Kronach	Mexico	Mielec	Spain	Traverse City, MI
Wuhan	Saarlouis	Apodaca, NL		Almussafes
Yangzhou	Wismar	Chihuahua, CH		Valls
Juarez, CH

ADMINISTRATIVE/TECHNICAL
Australia	France	Germany (continued)	Italy	Netherlands	Sweden
Flemington	Vélizy-Villacoublay	Munich	Grugliasco, TO	Hilversum	Gothenburg
Brazil	Germany	Remscheid	Japan	Philippines	Thailand
São Paulo	Allershausen-	Schwaig-Oberding	Hiroshima	LapuLapu City	Bangkok
China	Leonhardsbuch	Wolfsburg	Kariya	Singapore	United Kingdom
Shanghai	Boeblingen	India	Yokohama	South Korea	Coventry
Czech Republic	Cologne	Pune	Mexico	Seoul	United States
Brno	Ginsheim-	Thane	Mexico City	Spain	El Paso, TX
Pilsen	Gustavsburg			Valls	Southfield, MI
Wilmington, NC

ITEM 3 – LEGAL PROCEEDINGS

Legal and Environmental Matters

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial or contractual disputes, product liability claims and environmental and other matters. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors.” For a description of our outstanding material legal proceedings, see Note 12, “Commitments and Contingencies,” to the consolidated financial statements included in this Report.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

SUPPLEMENTARY ITEM – EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names, ages and positions of our executive officers. Executive officers are appointed annually by our Board of Directors and serve at the pleasure of our Board.

Name	Age	Position
Shari L. Burgess	54	Vice President and Treasurer
Thomas A. DiDonato	54	Senior Vice President, Human Resources
Wendy L. Foss	55	Vice President, Corporate Controller and Chief Accounting Officer
Terrence B. Larkin	58	Executive Vice President, Business Development, General Counsel and Corporate Secretary
Frank C. Orsini	40	Senior Vice President and President, Electrical Power Management Systems
Raymond E. Scott	47	Executive Vice President and President, Seating
Matthew J. Simoncini	52	President and Chief Executive Officer
Melvin L. Stephens	57	Senior Vice President, Communications, Facilities and Investor Relations
Jeffrey H. Vanneste	53	Senior Vice President and Chief Financial Officer

Set forth below is a description of the business experience of each of our executive officers.

Shari L. Burgess	Ms. Burgess is the Company’s Vice President and Treasurer, a position she has held since August 2002. Ms. Burgess previously served in various financial roles since joining the Company in 1992. Prior to joining the Company, Ms. Burgess served as the corporate controller for Victor International Corporation and as an audit manager for Ernst & Young LLP.

Thomas A. DiDonato	Mr. DiDonato is the Company’s Senior Vice President, Human Resources, a position he has held since April 2012. Prior to joining the Company, Mr. DiDonato served as Executive Vice President, Human Resources for American Eagle Outfitters, Inc. since 2005, Chief People Officer for H.J. Heinz since 2004 and Senior Vice President, Human Resources for Heinz North America since 2001. Earlier experiences include directing human resources for a $14 billion division of Merck & Co. and heading worldwide staffing for Pepsico. Mr. DiDonato began his career with a General Foods Corporation brand and moved up to manage the personnel at its largest manufacturing facility.

Wendy L. Foss	Ms. Foss is the Company’s Vice President, Corporate Controller and Chief Accounting Officer, a position she has held since September 2011. Ms. Foss previously served as the Company’s Vice President and Corporate Controller since November 2007, Vice President and Chief Compliance Officer from January 2007 until February 2009, Vice President, Audit Services since September 2007, Vice President, Finance and Administration and Corporate Secretary since May 2007, Vice President, Finance and Administration and Deputy Corporate Secretary since September 2006, Vice President, Accounting since July 2006, Assistant Controller since June 2003 and prior to 2003, in financial management positions for the Company and UT Automotive, Inc. and as an audit manager for Coopers & Lybrand.

Terrence B. Larkin	Mr. Larkin is the Company’s Executive Vice President, Business Development, General Counsel and Corporate Secretary, a position he has held since November 2011. Mr. Larkin previously served as the Company’s Senior Vice President, General Counsel and Corporate Secretary since January 2008. Prior to joining the Company, Mr. Larkin was a partner since 1986 of Bodman PLC, a Detroit-based law firm. Mr. Larkin served on the executive committee of Bodman PLC and was the chairman of its business law practice group. Mr. Larkin’s practice was focused on general corporate, commercial transactions and mergers and acquisitions.

Frank C. Orsini	Mr. Orsini is the Company’s Senior Vice President and President, Electrical Power Management Systems (“EPMS”), a position he has held since September 2012. Mr. Orsini most recently served as the Company’s Vice President and Interim President, EPMS since October 2011. Previously, he served as the Company’s Vice President, Operations, EPMS since 2009, Vice President, Sales, Program Management & Manufacturing, EPMS since 2008, Vice President, North America Seating Operations since 2005 and in various other management positions for the Company since 1994.

Raymond E. Scott	Mr. Scott is the Company’s Executive Vice President and President, Seating, a position he has held since November 2011. Mr. Scott most recently served as the Company’s Senior Vice President and President, EPMS since February 2008. Previously, he served as the Company’s Senior Vice President and President, North American Seating Systems Group since August 2006, Senior Vice President and President, North American Customer Group since June 2005, President, European Customer Focused Division since June 2004 and President, General Motors Division since November 2000.

Matthew J. Simoncini	Mr. Simoncini is the Company’s President and Chief Executive Officer, a position he has held since September 2011. Mr. Simoncini most recently served as the Company’s Senior Vice President and Chief Financial Officer since 2007. Previously, he served as the Company’s Senior Vice President, Finance and Chief Accounting Officer since August 2006, Vice President, Global Finance since February 2006, Vice President of Operational Finance since June 2004, Vice President of Finance — Europe since 2001 and prior to 2001, in various senior financial management positions for the Company and UT Automotive, Inc.

Melvin L. Stephens	Mr. Stephens is the Company’s Senior Vice President, Communications, Facilities and Investor Relations, a position he has held since April 2012. Mr. Stephens most recently served as the Company’s Senior Vice President, Communications, Human Resources and Investor Relations since September 2009. Previously, he served as the Company’s Vice President of Corporate Communications and Investor Relations since January 2002. Prior to joining the Company, Mr. Stephens worked for Ford Motor Company and held various leadership positions in finance, business planning, corporate strategy, communications, sales and marketing and investor relations.

Jeffrey H. Vanneste	Mr. Vanneste is the Company’s Senior Vice President and Chief Financial Officer, a position he has held since March 2012. Prior to joining the Company, Mr. Vanneste served as Executive Vice President and Chief Financial Officer for International Automotive Components Group (“IAC”) since January 2011 and as Chief Financial Officer for IAC North America since March 2007. Prior to joining IAC, Mr. Vanneste worked with the Company in positions of increasing responsibility over 15 plus years including: Vice President of Finance, European Operations, Vice President of Corporate Business Planning and Analysis, Vice President of Finance, Seating and Vice President of Finance for the Ford and GM Divisions. Prior to joining the Company in October 1991, he served as the assistant controller for Champagne-Webber, Inc. and as an audit senior for Coopers & Lybrand.

PART II

ITEM 5 – MARKET FOR THE COMPANY’S COMMON EQUITY,

RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “LEA.”

The high and low sales prices per share of our common stock, based on the daily closing price as reported on the New York Stock Exchange, and the amount of our dividend declarations for 2012 and 2011 are shown below:

2012:	Price Range of Common Stock		Cash Dividend Per Share
	High	Low
4th Quarter	$46.84	$38.45	$0.14
3rd Quarter	42.07	34.81	0.14
2nd Quarter	46.96	37.17	0.14
1st Quarter	47.01	40.73	0.14

2011:	Price Range of Common Stock		Cash Dividend Per Share
	High	Low
4th Quarter	$49.69	$36.03	$0.125
3rd Quarter	54.61	39.33	0.125
2nd Quarter	53.85	45.80	0.125
1st Quarter	55.96	47.50	0.125

Dividends

On February 7, 2013, our Board of Directors declared a quarterly cash dividend of $0.17 per share of common stock, payable on March 20, 2013, to shareholders of record at the close of business on March 1, 2013. In addition, our Board of Directors declared quarterly cash dividends of $0.14 and $0.125 per share of common stock in 2012 and 2011, respectively.

We currently expect to pay quarterly cash dividends in the future, although such payments are at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors that our Board of Directors may consider at its discretion. In addition, our amended and restated credit facility and the indenture governing our 2018 Notes and our 2020 Notes place certain limitations on the payment of cash dividends. See Part II — Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” and Note 7, “Long-Term Debt,” to the consolidated financial statements included in this Report.

Holders of Common Stock

The Transfer Agent and Registrar for our common stock is BNY Mellon, located in New York, New York. On February 8, 2013, there were 63 registered holders of record of our common stock.

For certain information regarding our equity compensation plans, see Part III — Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information.”

Common Stock Share Repurchase Program

In January 2013, our Board of Directors authorized an increase of $800 million to our existing common stock share repurchase program, which permits the discretionary repurchase of our common stock, to provide for aggregate repurchases of $1.5 billion and extended the term of the program to January 10, 2016. As a result, we have an available repurchase authorization of approximately $998 million, including approximately $198 million of unused capacity from our prior authorization. In February 2013, our Board of Directors authorized an acceleration of the pace of our common stock share repurchase program to $600 million during 2013. With the increased pace of share repurchases, we anticipate that the current common stock share repurchase program will be completed no later than 2014.

Through December 31, 2012, we had repurchased, in aggregate, 11,539,872 shares of our outstanding common stock at an average purchase price of $43.50 per share, excluding commissions. In 2012, we repurchased 5,357,443 shares of our outstanding common stock at an average purchase price of $41.59 per share, excluding commissions, for an aggregate purchase price of $223 million. In 2011, we repurchased 6,182,429 shares of our outstanding common stock at an average purchase price of $45.15 per share, excluding commissions, for an aggregate purchase price of $279 million.

We may implement our share repurchases through a variety of methods, including open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which we will repurchase our outstanding common stock and the timing of such repurchases will depend upon our financial condition, prevailing market conditions, alternative uses of capital and other factors. In addition, our amended and restated credit facility and the indenture governing our 2018 Notes and our 2020 Notes place certain limitations on the repurchase of common shares. See Part II — Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” and Note 7, “Long-Term Debt,” to the consolidated financial statements included in this Report. A summary of the shares of our common stock repurchased during the fiscal quarter ended December 31, 2012, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (2)
September 30, 2012 through October 27, 2012	—	N/A	N/A	$1,048.3
October 28, 2012 through November 24, 2012	508,646	$42.03	508,646	$1,026.8
November 25, 2012 through December 31, 2012	648,646	$44.44	648,646	$998.0

Total	1,157,292	$43.38	1,157,292	$998.0

(1)	Excluding commissions.
(2)	Includes the $800 million increase in the total dollar value of shares that may be repurchased pursuant to our common stock share repurchase program which took effect in January 2013.

Performance Graph

The following graph compares the cumulative total stockholder return from November 9, 2009, the date of our emergence from Chapter 11 bankruptcy proceedings, through December 31, 2012, for our existing common stock, the S&P 500 Index and peer groups(1) of companies that we have selected for purposes of this comparison. Because the value of our old common stock bears no relation to the value of our existing common stock, the graph below reflects only our existing common stock. We have assumed that dividends have been reinvested, and the returns of each company in the S&P 500 Index and the peer groups have been weighted to reflect relative stock market capitalization. The graph below assumes that $100 was invested on November 9, 2009, in each of our existing common stock, the stocks comprising the S&P 500 Index and the stocks comprising each of the peer groups.

	November 9, 2009	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012
Lear Corporation	$100.00	$133.94	$195.47	$159.60	$190.08
S&P 500	$100.00	$104.63	$120.14	$122.66	$142.15
Peer Group (1)	$100.00	$107.93	$182.39	$141.85	$171.06

(1)	We do not believe that there is a single published industry or line of business index that is appropriate for comparing stockholder returns. As a result, we have selected a peer group comprised of representative independent automotive suppliers whose common stock is publicly traded. Our peer group, referenced in the graph above, consists of American Axle & Manufacturing Holdings Inc., BorgWarner Inc., Dana Holding Corporation, Delphi Automotive PLC, Federal-Mogul Corporation, Gentex Corp., Johnson Controls, Inc., Magna International, Inc., Superior Industries International, Inc., Tenneco Inc., TRW Automotive Holdings Corp. and Visteon Corporation. Delphi Automotive PLC completed an initial public offering in 2011 and has been included in the peer group calculation beginning January 1, 2012. Visteon Corporation emerged from bankruptcy proceedings in 2010 and has been included in the peer group calculation beginning January 1, 2011.

ITEM 6 – SELECTED FINANCIAL DATA

The following statement of operations, statement of cash flows and balance sheet data were derived from our consolidated financial statements. Our consolidated financial statements for the years ended December 31, 2012, 2011 and 2010, the two month period ended December 31, 2009, the ten month period ended November 7, 2009, and the year ended December 31, 2008, have been audited by Ernst & Young LLP. The selected financial data below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the notes thereto included in this Report.

	Successor				Predecessor
	Year Ended			Two Month Period Ended December 31, 2009 (4)	Ten Month Period Ended November 7, 2009 (5)	Year Ended December 31, 2008 (6)
	December 31, 2012 (1)	December 31, 2011 (2)	December 31, 2010 (3)
Statement of Operations: (in millions)
Net sales	$14,567.0	$14,156.5	$11,954.6	$1,580.9	$8,158.7	$13,570.5
Gross profit	1,217.5	1,193.2	1,018.3	72.8	287.4	747.6
Selling, general and administrative expenses	479.3	485.6	452.7	71.2	376.7	511.5
Amortization of intangible assets	33.0	28.0	27.2	4.5	4.1	5.3
Goodwill impairment charges	—	—	—	—	319.0	530.0
Interest expense	49.9	39.7	55.4	11.1	151.4	190.3
Other (income) expense, net (7)	6.4	24.2	34.2	19.8	(16.6)	51.9
Reorganization items and fresh-start accounting adjustments, net	—	—	—	—	(270.7)	—

Consolidated income (loss) before provision (benefit) for income taxes and equity in net (income) loss of affiliates	648.9	615.7	448.8	(33.8)	(276.5)	(541.4)
Provision (benefit) for income taxes	(638.0)	68.8	24.6	(24.2)	29.2	85.8
Equity in net (income) loss of affiliates	(30.3)	(23.5)	(37.2)	(1.9)	64.0	37.2

Consolidated net income (loss)	1,317.2	570.4	461.4	(7.7)	(369.7)	(664.4)
Net income (loss) attributable to noncontrolling interests	34.4	29.7	23.1	(3.9)	16.2	25.5

Net income (loss) attributable to Lear	$1,282.8	$540.7	$438.3	$(3.8)	$(385.9)	$(689.9)

	Successor							Predecessor
	Year Ended						Two Month Period Ended December 31, 2009 (4)	Ten Month Period Ended November 7, 2009 (5)	Year Ended December 31, 2008 (6)
	December 31, 2012 (1)		December 31, 2011 (2)		December 31, 2010 (3)
Statement of Operations Data:
Basic net income (loss) per share attributable to Lear	$13.04		$5.21		$4.30		$(0.06)	$(4.98)	$(8.93)
Diluted net income (loss) per share attributable to Lear	$12.85		$5.08		$4.05		$(0.06)	$(4.98)	$(8.93)
Weighted average shares outstanding – basic	98,388,228		103,750,223		94,814,044		69,050,374	77,499,860	77,242,360
Weighted average shares outstanding – diluted	99,825,686		106,344,367		108,122,150		69,050,374	77,499,860	77,242,360
Dividends per share	$0.56		$0.50		$—		$—	$—	$—

Statement of Cash Flows Data: (in millions)
Cash flows from operating activities	$729.8		$790.3		$621.9		$324.0	$(499.2)	$163.6
Cash flows from investing activities	(687.9)		(303.2)		(192.1)		(39.5)	(52.7)	(144.4)
Cash flows from financing activities	(396.1)		(372.3)		(320.7)		30.2	165.0	987.3
Capital expenditures	458.3		329.5		193.3		41.3	77.5	167.7

Other Data (unaudited):
Ratio of earnings to fixed charges (8)	8.7	x	10.1	x	6.6	x	—	—	—

	Successor				Predecessor
As of or Year Ended	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Balance Sheet Data: (in millions)
Current assets	$4,873.5	$4,761.5	$4,385.5	$3,787.0	$3,674.2	$3,718.0
Total assets	8,194.1	7,010.9	6,621.1	6,073.3	6,872.9	7,800.4
Current liabilities	3,216.9	3,063.5	2,818.5	2,400.8	4,609.8	3,603.9
Long-term debt	626.3	695.4	694.9	927.1	1,303.0	2,344.6
Equity	3,612.2	2,561.1	2,568.8	2,181.8	247.7	1,117.5

Other Data (unaudited):
Employees at year end	113,400	97,830	83,393	70,397	74,319	84,441
North American content per vehicle (9)	$371	$381	$339	$344	$391	$483
North American vehicle production (in millions) (10)	15.4	13.1	11.9	8.6	12.6	15.0
European content per vehicle (11)	$303	$317	$284	$294	$350	$342
European vehicle production (in millions) (12)	16.8	18.0	17.5	15.6	18.8	20.2

(1)	Results include $55.6 million of restructuring and related manufacturing inefficiency charges (including $6.0 million of fixed asset impairment charges), $6.2 million of transaction costs related to the acquisition of Guilford Mills, $10.1 million of fees and expenses related to our capital restructuring and other related matters, ($41.1) million of insurance recoveries, net of losses and incremental costs, related to the destruction of assets caused by a fire at one of our European production facilities, $5.1 million of gains related to affiliates, a $3.7 million loss on the partial extinguishment of debt and $764.4 million of net tax benefits primarily related to the reversal of a valuation allowance on our deferred tax assets in the United States, as well as changes in valuation allowances in certain foreign countries, reductions in tax reserves due to audit settlements and various other items.
(2)

Results include $70.9 million of restructuring and related manufacturing inefficiency charges (including $1.0 million of fixed asset impairment charges), $19.3 million of fees and expenses related to our capital restructuring and other related matters, $10.6 million of losses and incremental costs, net of insurance recoveries, related to the destruction of assets caused by a fire at one of our European production facilities, $5.8 million of gains related to affiliate transactions and $70.4 million of tax benefits primarily related to the reversal of full valuation allowances on the deferred tax assets of three foreign subsidiaries, as well as restructuring and various other items.
(3)	Results include $69.0 million of restructuring and related manufacturing inefficiency charges (including $3.6 million of fixed asset impairment charges), $21.7 million of fees and expenses related to our capital restructuring and other related matters, an $11.8 million loss on the extinguishment of debt resulting from the write-off of unamortized debt issuance costs and $51.6 million of tax benefits related to reductions in recorded tax reserves and various other items. Share and per share data has been retroactively adjusted to reflect the two-for-one stock split described in Note 10, “Capital Stock and Equity,” to the consolidated financial statements included in this Report.
(4)	Results include $44.5 million of restructuring and related manufacturing inefficiency charges, a $1.9 million loss related to a transaction with an affiliate, $15.1 million of charges as a result of the bankruptcy proceedings and the application of fresh-start accounting and a $27.6 million tax benefit primarily related to the settlement of a tax matter in a foreign jurisdiction. Share and per share data has been retroactively adjusted to reflect the two-for-one stock split described in Note 10, “Capital Stock and Equity,” to the consolidated financial statements included in this Report.
(5)	Results include $319.0 million of goodwill impairment charges, a gain of $270.7 million related to reorganization items and fresh-start accounting adjustments, $23.9 million of fees and expenses related to our capital restructuring, $115.5 million of restructuring and related manufacturing inefficiency charges (including $5.6 million of fixed asset impairment charges), $42.0 million of impairment charges related to our investments in two equity affiliates, a $9.9 million loss related to a transaction with an affiliate and a $23.1 million tax benefit related to reorganization items and fresh-start accounting adjustments.
(6)	Results include $530.0 million of goodwill impairment charges, $193.9 million of restructuring and related manufacturing inefficiency charges (including $17.5 million of fixed asset impairment charges), $7.5 million of gains related to the extinguishment of debt, a $34.2 million impairment charge related to an investment in an affiliate, $22.2 million of gains related to the sales of our interests in two affiliates and $8.5 million of net tax benefits related to a reduction in recorded tax reserves, the reversal of a valuation allowance in a European subsidiary and the establishment of a valuation allowance in another European subsidiary.
(7)	Includes non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with our asset-backed securitization and factoring facilities, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the disposal of fixed assets and other miscellaneous income and expense.
(8)	“Fixed charges” consist of interest on debt, amortization of deferred financing fees and that portion of rental expenses representative of interest. “Earnings” consist of consolidated income (loss) before provision (benefit) for income taxes and equity in the undistributed net (income) loss of affiliates and fixed charges. Earnings in the two month period ended December 31, 2009, the ten month period ended November 7, 2009, and the year ended December 31, 2008, were insufficient to cover fixed charges by $33.2 million, $271.8 million and $537.3 million, respectively. Accordingly, such ratio is not presented for these periods.
(9)	“North American content per vehicle” is our net sales in North America divided by estimated total North American vehicle production. Content per vehicle data excludes business conducted through non-consolidated joint ventures. Content per vehicle data for 2011 has been updated to reflect actual production levels.
(10)	“North American vehicle production” includes car and light truck production for vehicle weights up to 3.5 tons in the United States, Canada and Mexico as provided by IHS Automotive for 2012 and 2011 and Ward’s Automotive for all other periods presented. Production data for 2011 has been updated to reflect actual production levels.
(11)	“European content per vehicle” is our net sales in Europe divided by estimated total European vehicle production. Content per vehicle data excludes business conducted through non-consolidated joint ventures. Content per vehicle data for 2011 has been updated to reflect actual production levels.
(12)	“European vehicle production” includes car and light truck production for vehicle weights up to 3.5 tons in Austria, Belarus, Belgium, Bosnia, Bulgaria, Czech Republic, Finland, France, Germany, Hungary, Italy, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Turkey, Ukraine and the United Kingdom as provided by IHS Automotive. Production data for 2011 has been updated to reflect actual production levels.

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

Industry Overview

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles and our content per vehicle. Automotive sales and production can be affected by general economic or industry conditions, the age of the vehicle fleet and related scrappage rates, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, the availability and cost of credit, the availability of critical components needed to complete the production of vehicles, restructuring actions of our customers and suppliers and other factors. Our operating results are also significantly impacted by the overall commercial success of the vehicle platforms for which we supply particular products, as well as the profitability of the products that we supply for these platforms. In addition, it is possible that our customers could elect to manufacture our products internally. The loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could have a material adverse impact on our operating results. In addition, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating results.

Global industry production volumes improved 3% in 2011 from the prior year and another 7% in 2012 to 79.7 million units. North American industry production increased 10% in 2011 from the prior year and another 17% in 2012 to 15.4 million units. Business conditions in Europe, however, remain challenging. Although European industry production increased 3% in 2011 from the prior year, it declined 6% in 2012 to 16.8 million units.

Sales in North America and Europe accounted for approximately 39% and 35%, respectively, of our net sales in 2012. Our ability to reduce the risks inherent in certain concentrations of business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall.

Our customers typically require us to reduce our prices over the life of a vehicle model and, at the same time, assume significant responsibility for the design, development and engineering of our products. Our financial performance is largely dependent on our ability to achieve product cost reductions through product design enhancement and supply chain management, as well as manufacturing efficiencies and restructuring actions. We also seek to enhance our financial performance by investing in product development, design capabilities and new product initiatives that respond to the needs of our customers and consumers. We continually evaluate operational and strategic alternatives to align our business with the changing needs of our customers and improve our business structure by investing in vertical integration opportunities.

Our material cost as a percentage of net sales was 67.8% in 2012, as compared to 68.6% in 2011 and 67.9% in 2010. Raw material, energy and commodity costs have been volatile over the past several years and remained so in 2012. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, financial hedges for certain commodities and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See Part I — Item 1A, “Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance,” and “— Forward-Looking Statements.”

Financial Measures

In evaluating our financial condition and operating performance, we focus primarily on earnings, operating margins, cash flows and return on invested capital. In addition to maintaining and expanding our business with our existing customers in our more established markets, our expansion plans are focused primarily on emerging markets. Asia, in particular, continues to present significant growth opportunities, as major global automotive manufacturers implement production expansion plans and local automotive manufacturers aggressively expand their operations to meet demand in this region. As of December 31, 2012, we had 19 joint ventures with operations in Asia, as well as three joint ventures in North America and Europe dedicated to serving Asian automotive manufacturers. In addition, we have aggressively pursued this strategy by selectively increasing our vertical integration capabilities globally, as well as expanding our component manufacturing capacity in Africa, Asia, Eastern Europe, Mexico and South America. Furthermore, we have expanded our low-cost engineering capabilities in India and the Philippines.

Our success in generating cash flow will depend, in part, on our ability to manage working capital effectively. Working capital can be significantly impacted by the timing of cash flows from sales and purchases. Historically, we have generally been successful in aligning our vendor payment terms with our customer payment terms. However, our ability to continue to do so may be impacted by adverse automotive industry conditions and the financial results of our suppliers, as well as our financial results. In addition, our cash flow is impacted by our ability to manage our inventory and capital spending effectively. We utilize return on invested capital as a measure of the efficiency with which assets are deployed to increase our earnings. Improvements in our return on invested capital will depend on our ability to maintain an appropriate asset base for our business and to increase productivity and operating efficiency.

Acquisition

On May 31, 2012, we completed the acquisition of Guilford Mills (“Guilford”), a privately-held portfolio company of Cerberus Capital Management, L.P., which manufactures fabrics for the automotive and specialty markets, for approximately $243 million, net of cash acquired. Amounts payable to Guilford of approximately $9 million related to purchases of raw materials were also settled as of the acquisition date. Guilford has annual sales of approximately $400 million with operations in North America, Europe and Asia. In 2012, we incurred transaction costs of approximately $6 million, primarily related to advisory services. The integration of Guilford is proceeding as planned.

Operational Restructuring

In 2012, we incurred pretax restructuring costs of approximately $55 million and related manufacturing inefficiency charges of approximately $1 million. Any future restructuring actions will depend upon market conditions, customer actions and other factors.

For further information, see Note 4, “Restructuring,” to the consolidated financial statements included in this Report.

Financing Transactions

Senior Notes

On January 17, 2013, we issued $500 million in aggregate principal amount of 4.75% senior notes due 2023. For further information, see “— Liquidity and Financial Condition — Capitalization — Senior Notes” and Note 7, “Long-Term Debt,” to the consolidated financial statements included in this Report.

In August 2012, we paid $72 million to redeem 10% of the original aggregate principal amount of our outstanding senior notes. In connection with this transaction, we recognized a loss of approximately $4 million on the partial extinguishment of debt.

Revolving Credit Facility

On January 30, 2013, we amended and restated our revolving credit facility to, among other things, increase the borrowing capacity from $500 million to $1.0 billion, extend the maturity date to January 2018 and reduce interest rates payable on outstanding borrowings under the facility. For further information, see “— Liquidity and Financial Condition — Capitalization” and Note 7, “Long-Term Debt,” to the consolidated financial statements included in this Report.

Share Repurchase Program, Quarterly Cash Dividend and Stock Split

In January 2013, our Board of Directors authorized an increase of $800 million to our existing common stock share repurchase program, which permits the discretionary repurchase of our common stock, to provide for aggregate repurchases of $1.5 billion and extended the term of the program to January 10, 2016. In February 2013, our Board of Directors authorized an acceleration of the pace of our common stock share repurchase program to $600 million during 2013. With the increased pace of share repurchases, we anticipate that the current common stock share repurchase program will be completed no later than 2014. In 2012, our Board of Directors declared quarterly cash dividends of $0.14 per share of common stock. In February 2011, our Board of Directors declared a two-for-one stock split. For further information, see Item 5, “Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” “— Liquidity and Financial Condition — Capitalization” and Note 10, “Capital Stock and Equity,” to the consolidated financial statements included in this Report.

Other Matters

We incurred losses and incremental costs related to the destruction of assets caused by a fire at one of our European production facilities in the third quarter of 2011. During the fourth quarter of 2012, we reached a settlement for the recovery of such costs under applicable insurance policies. In 2012 and 2011, we recognized losses and incremental costs of $35 million and $24 million, respectively, and loss recoveries and insurance gains of $76 million and $13 million, respectively.

In 2012, we recognized income of $17 million related to an affiliate’s reversal of a valuation allowance with respect to its deferred tax assets and losses of $12 million related to an affiliate’s impairment and restructuring charges.

In 2012, we recognized net tax benefits of $764 million, primarily related to the reversal of a valuation allowance on our deferred tax assets in the United States, as well as changes in valuation allowances in certain foreign countries, reductions in tax reserves due to audit settlements and various other items.

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

For further information, see Note 2, “Summary of Significant Accounting Policies — Impairment of Investments in Affiliates,” Note 5, “Investments in Affiliates and Other Related Party Transactions,” Note 7, “Long-Term Debt,” and Note 8, “Income Taxes,” to the consolidated financial statements included in this Report.

As discussed above, our results for the years ended December 31, 2012, 2011 and 2010, reflect the following items (in millions):

For the year ended December 31,	2012	2011	2010
Costs of restructuring actions, including manufacturing inefficiencies of $1 million in 2012, $3 million in 2011 and $5 million in 2010	$56	$71	$69
Acquisition and other related transaction costs	6	—	—
Fees and expenses related to capital restructuring and other related matters	10	19	22
(Insurance recoveries) losses and incremental costs, net related to the destruction of assets	(41)	11	—
Losses on the extinguishment of debt	4	—	12
Gains related to affiliates	(5)	(6)	—
Tax benefits, net	(764)	(70)	(52)

This section includes forward-looking statements that are subject to risks and uncertainties. For further information regarding these and other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see Part I — Item 1A, “Risk Factors,” and “— Forward-Looking Statements.”

Results of Operations

For the year ended December 31,	2012		2011		2010
Net sales
Seating	$11,029.6	75.7%	$10,943.0	77.3%	$9,395.3	78.6%
Electrical Power Management Systems	3,537.4	24.3	3,213.5	22.7	2,559.3	21.4

Net sales	14,567.0	100.0	14,156.5	100.0	11,954.6	100.0
Cost of sales	13,349.5	91.6	12,963.3	91.6	10,936.3	91.5

Gross profit	1,217.5	8.4	1,193.2	8.4	1,018.3	8.5
Selling, general and administrative expenses	479.3	3.3	485.6	3.4	452.7	3.8
Amortization of intangible assets	33.0	0.2	28.0	0.2	27.2	0.2
Interest expense	49.9	0.4	39.7	0.3	55.4	0.4
Other expense, net	6.4	0.1	24.2	0.2	34.2	0.3
Provision (benefit) for income taxes	(638.0)	(4.4)	68.8	0.5	24.6	0.2
Equity in net income of affiliates	(30.3)	(0.2)	(23.5)	(0.2)	(37.2)	(0.3)
Net income attributable to noncontrolling interests	34.4	0.2	29.7	0.2	23.1	0.2

Net income attributable to Lear	$1,282.8	8.8%	$540.7	3.8%	$438.3	3.7%

Year Ended December 31, 2012, Compared With Year Ended December 31, 2011

Net sales for the year ended December 31, 2012 were $14.6 billion, as compared to $14.2 billion for the year ended December 31, 2011, an increase of $411 million or 3%. New business and the acquisition of Guilford positively impacted net sales by $715 million and $197 million, respectively. These increases were partially offset by net foreign exchange rate fluctuations of $553 million.

Cost of sales in 2012 was $13.3 billion, as compared to $13.0 billion in 2011. The impact of new business and the acquisition of Guilford were partially offset by net foreign exchange rate fluctuations.

Gross profit and gross margin were $1.2 billion and 8.4% in 2012 and 2011. The impact of new business and the acquisition of Guilford were partially offset by higher product and facility launch costs, primarily in South America, and program development costs to support new business. The impact of selling price reductions was largely offset by favorable operating performance and the benefit of operational restructuring actions.

Selling, general and administrative expenses, including engineering and development expenses, were $479 million for the year ended December 31, 2012, as compared to $486 million for the year ended December 31, 2011. The acquisition of Guilford was largely offset by net foreign exchange rate fluctuations. As a percentage of net sales, selling, general and administrative expenses declined to 3.3% for the year ended December 31, 2012, as compared to 3.4% for the year ended December 31, 2011.

Engineering and development costs incurred in connection with the development of new products and manufacturing methods more than one year prior to launch, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses as incurred. Such costs totaled $104 million in 2012, as compared to $111 million in 2011. In certain situations, the reimbursement of pre-production engineering and design costs is contractually guaranteed by, and fully recoverable from, our customers and, therefore, is capitalized. For the years ended December 31, 2012 and 2011, we capitalized $202 million and $177 million, respectively, of such costs.

Amortization of intangible assets was $33 million in 2012, as compared to $28 million in 2011, reflecting the amortization of intangible assets related to the acquisition of Guilford.

Interest expense was $50 million in 2012, as compared to $40 million in 2011, primarily reflecting the refund of interest related to a favorable settlement of an indirect tax matter in a foreign jurisdiction in 2011.

Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the disposal of fixed assets and other miscellaneous income and expense, was $6 million in 2012, as compared to $24 million in 2011. In 2012, we recognized a gain of $27 million related to insurance recoveries and a loss of $4 million related to the redemption of 10% of the original aggregate principal amount of our outstanding senior notes. In 2011, we recognized gains of $6 million related to affiliate transactions.

In 2012, the benefit for income taxes was $638 million, representing an effective tax rate of (98.3%) on pretax income before equity in net income of affiliates of $649 million. In 2011, the provision for income taxes was $69 million, representing an effective tax rate of 11.2% on pretax income before equity in net income of affiliates of $616 million. In 2012, we recognized net tax benefits of $764 million, primarily related to the reversal of a valuation allowance on our deferred tax assets in the United States, as well as changes in valuation allowances in certain foreign countries, reductions in tax reserves due to audit settlements and various other items. In 2011, we recognized tax benefits of $70 million, primarily related to the reversal of full valuation allowances on the deferred tax assets of three foreign subsidiaries, as well as restructuring and various other items. The provision (benefit) for income taxes in 2012 and 2011 was impacted by the level and mix of earnings among tax jurisdictions. The provision (benefit) was also impacted by a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Excluding these items, the effective tax rate in 2012 and 2011 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items.

Our current and future provision for income taxes is impacted by the initial recognition of and changes in valuation allowances in certain countries. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowances are eliminated. Accordingly, income taxes are impacted by changes in valuation allowances and the mix of earnings among jurisdictions. For further information related to our valuation allowances, see “Other Matters — Significant Accounting Policies and Critical Accounting Estimates — Income Taxes.”

Equity in net income of affiliates was $30 million for the year ended December 31, 2012, as compared to $24 million for the year ended December 31, 2011. In 2012, we recognized income of $17 million related to our portion of an affiliate’s reversal of a valuation allowance with respect to its deferred tax assets and losses of $10 million and $2 million related to our portion of an affiliate’s impairment and restructuring charges and the impairment of our investment in an affiliate, respectively.

Net income attributable to Lear was $1.3 billion, or $12.85 per diluted share, in 2012, as compared to $541 million, or $5.08 per diluted share, in 2011, for the reasons discussed above.

Reportable Operating Segments

We have two reportable operating segments: seating, which includes seat systems and related components, such as seat structures and mechanisms, seat trim covers, headrests and seat foam, and electrical power management systems (“EPMS”), which includes wiring, connectors, junction boxes and various other components of electrical distribution systems for traditional powertrain vehicles, as well as for hybrid and electric vehicles. The financial information presented below is for our two reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment. Corporate and regional headquarters costs include various support functions, such as information technology, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s pretax income before equity in net income of affiliates, interest expense and other expense (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income attributable to Lear, net cash provided by operating activities or other statement of income or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income before provision (benefit) for income taxes and equity in net income of affiliates, see Note 13, “Segment Reporting,” to the consolidated financial statements included in this Report.

Seating –

A summary of the financial measures for our seating segment is shown below (dollar amounts in millions):

For the year ended December 31,	2012	2011
Net sales	$11,029.6	$10,943.0
Segment earnings (1)	661.7	703.7
Margin	6.0%	6.4%

(1)	See definition above.

Seating net sales were $11.0 billion for the year ended December 31, 2012, as compared to $10.9 billion for the year ended December 31, 2011, an increase of $87 million or 1%. New business, improved production volumes on key Lear platforms in North America and the acquisition of Guilford positively impacted net sales by $293 million, $241 million and $197 million, respectively. These increases were largely offset by net foreign exchange rate fluctuations and lower production volumes on key Lear platforms in Europe of $407 million and $272 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $662 million and 6.0% in 2012, as compared to $704 million and 6.4% in 2011. Segment earnings were negatively impacted by lower production volumes on key Lear platforms in Europe, as well as higher product and facility launch costs, primarily in South America, and program development costs to support new business. The impact of selling price reductions was largely offset by favorable operating performance and the benefit of operational restructuring actions and new business. In 2012, we recognized $15 million in insurance recoveries, net of related losses and incremental costs, as well as costs of $48 million related to our restructuring actions. In 2011, we recognized $13 million in losses and incremental costs, net of related insurance recoveries, as well as costs of $69 million related to our restructuring actions.

EPMS –

A summary of the financial measures for our EPMS segment is shown below (dollar amounts in millions):

For the year ended December 31,	2012	2011
Net sales	$3,537.4	$3,213.5
Segment earnings (1)	254.9	185.1
Margin	7.2%	5.8%

(1)	See definition above.

EPMS net sales were $3.5 billion for the year ended December 31, 2012, as compared to $3.2 billion for the year ended December 31, 2011, an increase of $324 million or 10%. New business and improved production volumes on key Lear platforms positively impacted net sales by $421 million and $108 million, respectively. These increases were partially offset by net foreign exchange rate fluctuations of $145 million. Segment earnings, including restructuring costs, and the related margin on net sales were $255 million and 7.2% in 2012, as compared to $185 million and 5.8% in 2011. The impact of new business and improved production volumes on key Lear platforms were partially offset by higher product and facility launch costs and program development costs. Favorable operating performance and the benefit of operational restructuring actions were partially offset by selling price reductions.

Other –

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

For the year ended December 31,	2012	2011
Net sales	$—	$—
Segment earnings (1)	(211.4)	(209.2)
Margin	N/A	N/A

(1)	See definition above.

Segment earnings related to our other category were ($211) million in 2012, as compared to ($209) million in 2011.

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

Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the disposal of fixed assets and other miscellaneous income and expense, was $24 million in 2011, as compared to $34 million in 2010. In 2011, we recognized gains of $6 million related to affiliate transactions. In 2010, we recognized a loss on the extinguishment of debt of $12 million, resulting from the write-off of unamortized debt issuance costs. These decreases were partially offset by unfavorable foreign exchange in 2011.

In 2011, the provision for income taxes was $69 million, representing an effective tax rate of 11.2% on pretax income of $616 million. In 2010, the provision for income taxes was $25 million, representing an effective tax rate of 5.5% on pretax income of $449 million. In 2011, we recognized tax benefits of $70 million, primarily related to the reversal of full valuation allowances on the deferred tax assets of three foreign subsidiaries, restructuring and various other items. In 2010, we recognized tax benefits of $33 million, including interest and penalties, related to reductions in recorded tax reserves, as well as net tax benefits of $19 million related to restructuring, a tax law change in Mexico, the reduction of a valuation allowance in a foreign subsidiary and various other items. The provision for income taxes in 2011 and 2010 was impacted by the mix of earnings among tax jurisdictions, as well as a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Excluding these items, the effective tax rate in 2011 and 2010 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, foreign and U.S. valuation allowances, tax credits, income tax incentives and other permanent items.

Equity in net income of affiliates was $24 million for the year ended December 31, 2011, as compared to $37 million for the year ended December 31, 2010, reflecting deterioration in the operating performance of certain of our non-core equity affiliates.

Net income attributable to Lear was $541 million, or $5.08 per diluted share, in 2011, as compared to $438 million, or $4.05 per diluted share, in 2010, for the reasons discussed above.

Reportable Operating Segments

For a description of our reportable operating segments, see “Year Ended December 31, 2012, Compared With Year Ended December 31, 2011 — Reportable Operating Segments” above.

Seating –

A summary of the financial measures for our seating segment is shown below (dollar amounts in millions):

For the year ended December 31,	2011	2010
Net sales	$10,943.0	$9,395.3
Segment earnings (1)	703.7	655.0
Margin	6.4%	7.0%

(1)	See definition above.

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

EPMS –

A summary of the financial measures for our EPMS segment is shown below (dollar amounts in millions):

For the year ended December 31,	2011	2010
Net sales	$3,213.5	$2,559.3
Segment earnings (1)	185.1	100.5
Margin	5.8%	3.9%

(1)	See definition above.

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

Other –

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

For the year ended December 31,	2011	2010
Net sales	$—	$—
Segment earnings (1)	(209.2)	(217.1)
Margin	N/A	N/A

(1)	See definition above.

Segment earnings related to our other category were ($209) million in 2011, as compared to ($217) million in 2010, primarily due to a decrease in compensation-related costs in 2011.

Liquidity and Financial Condition

Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, operational restructuring actions and debt service requirements. In addition, we expect to continue to pay quarterly dividends and repurchase shares of our common stock (see Item 5, “Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”). Our principal sources of liquidity are cash flows from operating activities, borrowings under available credit facilities and our existing cash balance. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and the combination of dividends, royalties, intercompany loan repayments and other distributions and advances from our subsidiaries to provide the funds necessary to meet our obligations. As of December 31, 2012 and 2011, cash and cash equivalents of $918 million and $931 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans, without creating additional income tax expense. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information regarding potential dividends from our non-U.S. subsidiaries, see “— Adequacy of Liquidity Sources,” below and Note 8, “Income Taxes,” to the consolidated financial statements included in this Report.

Cash Flows

Year Ended December 31, 2012, Compared with Year Ended December 31, 2011

Net cash provided by operating activities was $730 million in 2012, as compared to $790 million in 2011. The net change in recoverable customer engineering, development and tooling and working capital items resulted in an incremental decrease in operating cash flow of $68 million between periods. In 2012, increases in accounts receivable, inventories and accounts payable resulted in a use of cash of $112 million, a use of cash of $60 million and a source of cash of $175 million, respectively, primarily reflecting the impact of our sales backlog.

Net cash used in investing activities was $688 million in 2012, as compared to $303 million in 2011, primarily due to cash paid for the Guilford acquisition of $244 million, net of cash acquired, as well as an increase in capital expenditures of $129 million between periods. The increase in capital spending relates to support of our sales backlog, expansion of our component capabilities and investment in infrastructure in emerging markets. Capital spending in 2013 is estimated at $450 million.

Net cash used in financing activities was $396 million in 2012, as compared to $372 million in 2011. In 2012, we repurchased $223 million of our common stock and paid $72 million to redeem a portion of our outstanding senior notes. In 2011, common stock repurchases totaled $279 million. For further information regarding our 2012 and 2011 financing transactions, see “— Capitalization” below.

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

Net cash used in financing activities was $372 million in 2011, as compared to $321 million in 2010. In 2011, we repurchased $279 million of our outstanding common stock and paid $51 million in dividends to our stockholders. In 2010, the repayment of $925 million of term loans under our first and second lien credit agreements and $43 million of other debt outstanding was largely offset by $680 million of net proceeds related to the issuance of our senior unsecured notes due 2018 and our senior unsecured notes due 2020. For further information, see “— Capitalization” below.

Capitalization

From time to time, we utilize uncommitted credit facilities to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries, as well as uncommitted lines of credit for our short-term working capital fluctuations, in addition to cash provided by operating activities. As of December 31, 2012 and 2011, there were no short-term debt balances outstanding. As of December 31, 2010, our outstanding short-term debt balance was $4 million. The weighted average short-term interest rate on our short-term debt balances was 7.1% and 2.6% for the years ended December 31, 2011 and 2010, respectively. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors.

Senior Notes

As of December 31, 2012, our long-term debt consisted of $315 million in aggregate principal amount of senior unsecured notes due 2018 at a stated coupon rate of 7.875% (the “2018 Notes”) and $315 million in aggregate principal amount of senior unsecured notes due 2020 at a stated coupon rate of 8.125% (the “2020 Notes” and together with the 2018 Notes, the “Notes”). The net proceeds from the issuance of these Notes, together with existing cash on hand, were used to repay in full an aggregate amount of $925 million of term loans provided under our first and second lien credit agreements in 2010.

On August 24, 2012, we redeemed 10% of the original aggregate principal amount of each of the 2018 Notes and the 2020 Notes at a redemption price equal to 103% of the aggregate principal amount redeemed, plus accrued and unpaid interest. In connection with this transaction, we paid $72 million and recognized a loss of approximately $4 million on the partial extinguishment of debt.

Interest is payable on the Notes on March 15 and September 15 of each year. The 2018 Notes mature on March 15, 2018, and the 2020 Notes mature on March 15, 2020. As of December 31, 2012 and 2011, we had $626 million and $695 million, respectively, of Notes outstanding. The indenture governing the Notes contains certain restrictive covenants and customary events of default. As of December 31, 2012, we were in compliance with all covenants under the indenture governing the Notes.

The Notes are senior unsecured obligations. Our obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain domestic subsidiaries, which are directly or indirectly 100% owned by Lear.

On January 17, 2013, we issued $500 million in aggregate principal amount of senior unsecured notes due 2023 at a stated coupon rate of 4.75% (the “2023 Notes”). The net proceeds from the offering of $493 million, together with our existing sources of liquidity, will be used for general corporate purposes, including, without limitation, the redemption of $70 million in aggregate principal amount of our 2018 Notes and our 2020 Notes during 2013 (see below), investments in additional component capabilities and emerging markets and share repurchases under our common stock share repurchase program.

On February 8, 2013, we elected to redeem 10% of the original aggregate principal amount of each of the 2018 Notes and the 2020 Notes at a redemption price equal to 103% of the principal amount redeemed, plus accrued and unpaid interest to March 26, 2013, the redemption date. In connection with this transaction, we expect to pay $72 million and recognize a loss of approximately $4 million on the partial extinguishment of debt in the first quarter of 2013.

For further information related to the Notes and the 2023 Notes, including information on early redemption, covenants and events of default, and our first and second lien credit agreements, see Note 7, “Long-Term Debt,” to the consolidated financial statements included in this Report and the indentures (as amended and supplemented) governing the Notes and the 2023 Notes, which have been incorporated by reference as exhibits to this Report.

Revolving Credit Facility

On January 30, 2013, we amended and restated our revolving credit facility to, among other things, increase the borrowing capacity from $500 million to $1.0 billion, extend the maturity date to January 2018 and reduce interest rates payable on outstanding borrowings under the facility. The revolving credit facility permits borrowings for general corporate and working capital purposes and the issuance of letters of credit. As of December 31, 2012, there were no borrowings outstanding under the revolving credit facility, and we were in compliance with all covenants under the agreement governing the revolving credit facility.

For further information related to the revolving credit facility, including information on pricing, covenants and events of default, see Note 7, “Long-Term Debt,” to the consolidated financial statements included in this Report and the amended and restated credit agreement, which has been incorporated by reference as an exhibit to this Report.

Contractual Obligations

Our scheduled maturities of long-term debt and our scheduled interest payments on the Notes and the 2023 Notes as of the date of this Report, are shown below (in millions). In addition, our lease commitments under non-cancelable operating leases as of December 31, 2012, are shown below (in millions):

	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt maturities (1) (2)	$—	$—	$—	$—	$—	$1,060.0	$1,060.0
Scheduled interest payments (2)	59.5	68.6	68.6	68.6	68.6	198.5	532.4
Lease commitments	84.7	65.6	52.6	45.5	39.4	68.5	356.3

Total	$144.2	$134.2	$121.2	$114.1	$108.0	$1,327.0	$1,948.7

(1)	Represents aggregate principal amounts at maturity.
(2)	Includes amounts related to the 2023 Notes issued in January 2013 and reflects the February 2013 election to partially redeem the 2018 Notes and the 2020 Notes.

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

We may be required to make significant cash outlays related to our unrecognized tax benefits, including interest and penalties. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, including interest and penalties net of federal tax benefits where applicable, of $39 million as of December 31, 2012, have been excluded from the contractual obligations table above. For further information related to our unrecognized tax benefits, see Note 8, “Income Taxes,” to the consolidated financial statements included in this Report.

We also have minimum funding requirements with respect to our pension obligation. We may elect to make contributions in excess of the minimum funding requirements in response to investment performance or changes in interest rates or when we believe that it is financially advantageous to do so and based on our other cash requirements. Our minimum funding requirements after 2013 will depend on several factors, including investment performance and interest rates. Our minimum funding requirements may also be affected by changes in applicable legal requirements. We expect contributions to our domestic and foreign pension plans to be approximately $20 to $25 million in 2013. We also have payments due with respect to our postretirement benefit obligation. We do not fund our postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees. We expect payments related to our postretirement benefit obligation to be approximately $10 million in 2013.

We also have a defined contribution retirement program for our salaried employees. Contributions to this program are determined as a percentage of each covered employee’s eligible compensation and are expected to be approximately $16 million in 2013. In addition, we expect distributions to participants in certain of our non-qualified defined benefit plans to be approximately $2 million in 2013.

For further information related to our pension and other postretirement benefit plans, see “— Other Matters — Pension and Other Postretirement Defined Benefit Plans” and Note 9, “Pension and Other Postretirement Benefit Plans,” to the consolidated financial statements included in this Report.

Off-Balance Sheet Arrangements

Guarantees and Commitments –

We guarantee 49% of certain of the debt of Tacle Seating USA, LLC. As of December 31, 2012, the aggregate amount of debt guaranteed was less than $1 million.

Common Stock Share Repurchase Program

See Item 5, “Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Stock Split

During the first quarter of 2011, we completed a two-for-one stock split of our common stock. For further information, see Note 10, “Capital Stock and Equity,” to the consolidated financial statements included in this Report.

Dividends

See Item 5, “Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Adequacy of Liquidity Sources

As of December 31, 2012, we had approximately $1.4 billion of cash and cash equivalents on hand and $500 million in available borrowing capacity under our revolving credit facility. As a result of our 2013 financing transactions discussed in “— Senior Notes” and “— Revolving Credit Facility” above, we received net proceeds of $493 million related to the issuance of the 2023 Notes and increased borrowing capacity available under our revolving credit facility from $500 million to $1.0 billion. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly dividends and repurchase shares of our common stock (see Item 5, “Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”). Our future financial results and our ability to continue to meet our liquidity needs are subject to, and will be affected by, cash flows from operations, including the impact of restructuring activities, automotive industry conditions, the financial condition of our customers and suppliers and other related factors. Additionally, an economic downturn or reduction in production levels could negatively impact our financial condition. For further discussion of the risks and uncertainties affecting our cash flows from operations and our overall liquidity, see Part I — Item 1A, “Risk Factors,” “— Executive Overview” above and “— Forward-Looking Statements” below.

Market Risk Sensitivity

In the normal course of business, we are exposed to market risks associated with fluctuations in foreign exchange rates, interest rates and commodity prices. We manage a portion of these risks through the use of derivative financial instruments in accordance with our policies. We enter into all hedging transactions for periods consistent with the underlying exposures. We do not enter into derivative instruments for trading purposes.

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

Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Chinese renminbi and the Canadian dollar. We have performed a quantitative analysis of our overall currency rate exposure as of December 31, 2012. The potential adverse earnings impact related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies to which it is exposed for a twelve-month period is approximately ($26) million. The potential earnings benefit related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies to which it is exposed for a twelve-month period is approximately $5 million.

As of December 31, 2012, foreign exchange contracts representing $860 million of notional amount were outstanding with maturities of less than 17 months. As of December 31, 2012, the fair value of these contracts was approximately $20 million. A 10% change in the value of the U.S. dollar relative to all other currencies to which it is exposed would result in a $12 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies to which it is exposed would result in a $30 million change in the aggregate fair value of these contracts. As of December 31, 2011, foreign exchange contracts representing $734 million of notional amount were outstanding with maturities of less than 17 months. As of December 31, 2011, the fair value of these contracts was approximately ($45) million. A 10% change in the value of the U.S. dollar relative to all other currencies to which it is exposed would result in a $30 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies to which it is exposed would result in a $14 million change in the aggregate fair value of these contracts.

There are certain shortcomings inherent in the sensitivity analysis presented. The analysis assumes that all currencies would uniformly strengthen or weaken relative to the U.S. dollar or Euro. In reality, some currencies may strengthen while others may weaken, causing the earnings impact to increase or decrease depending on the currency and the direction of the rate movement.

In addition to the transactional exposure described above, our operating results are impacted by the translation of our foreign operating income into U.S. dollars (“translational exposure”). In 2012, net sales outside of the United States accounted for 80% of our consolidated net sales, although certain non-U.S. sales are U.S. dollar denominated. We do not enter into foreign exchange contracts to mitigate our translational exposure.

Interest Rates

Historically, we have used interest rate swap and other derivative contracts to manage our exposure to fluctuations in interest rates. As of December 31, 2012 and 2011, there were no interest rate contracts outstanding. We will continue to evaluate, and may use, derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage our exposures to fluctuations in interest rates in the future.

Commodity Prices

Raw material, energy and commodity costs have been volatile over the past several years and remained so in 2012. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, financial hedges for certain commodities and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. If these costs increase, it could have an adverse impact on our operating results in the foreseeable future. See Part I — Item 1A, “Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance,” and “— Forward-Looking Statements.”

We have commodity price risk with respect to purchases of certain raw materials, including steel, copper, diesel fuel, chemicals, resins and leather. Our main cost exposures relate to steel and copper. The majority of the steel used in our products is comprised of components that are integrated into a seat system, such as seat structures and mechanisms and mechanical components. Therefore, our exposure to steel prices is primarily indirect, through these purchased components. Approximately 84% of our copper purchases are subject to price index agreements with our customers.

We use derivative instruments to reduce our exposure to fluctuations in copper prices. As of December 31, 2012, there were no commodity swap contracts outstanding. As of December 31, 2011, commodity swap contracts representing $3 million of notional amount were outstanding with maturities of ten months. As of December 31, 2011, the fair value of these contracts was less than ($1) million. The potential adverse earnings impact from a 10% parallel decline in the copper curve for a twelve-month period is less than ($1) million.

For further information related to the financial instruments described above, see Note 14, “Financial Instruments,” to the consolidated financial statements included in this Report.

Other Matters

Legal and Environmental Matters

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of December 31, 2012, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $13 million. In addition, as of December 31, 2012, we had recorded reserves for product liability claims and environmental matters of $23 million and $5 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Part I — Item 1A, “Risk Factors.” For a more complete description of our outstanding material legal proceedings, see Note 12, “Commitments and Contingencies,” to the consolidated financial statements included in this Report.

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

Impairment of Goodwill

As of December 31, 2012 and 2011, we had recorded goodwill of $747 million and $629 million, respectively. Goodwill is not amortized but is tested for impairment on at least an annual basis. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment is more likely than not to have occurred. In conducting our annual impairment testing, we may first perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If not, no further goodwill impairment testing is performed. If it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or if we elect not to perform a qualitative assessment of a reporting unit, we then compare the fair value of the reporting unit to the related net book value. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. We conduct our annual impairment testing as of the first day of our fourth quarter.

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

In 2012, we performed a qualitative assessment for certain of our reporting units and a quantitative assessment for others. All assessments were completed as of the first day of our fourth quarter. The assessments indicated that the fair value of each of the reporting units exceeded its respective carrying value. We do not believe that any of our reporting units is at risk for impairment.

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

In the years ended December 31, 2012, 2011 and 2010, we recognized fixed asset impairment charges of $6 million, $1 million and $4 million, respectively, in conjunction with our restructuring actions, as well as additional fixed asset impairment charges of $1 million, $1 million and $3 million, respectively. See Note 4, “Restructuring,” to the consolidated financial statements included in this Report.

Impairment of Investments in Affiliates

As of December 31, 2012 and 2011, we had aggregate investments in affiliates of $178 million and $148 million, respectively. We monitor our investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If we determine that an other-than-temporary decline in value has occurred, we recognize an impairment loss, which is measured as the difference between the recorded book value and the fair value of the investment. Fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values. A deterioration in industry conditions and decline in the operating results of our non-consolidated affiliates could result in the impairment of our investments.

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

Approximately 9% of our active workforce is covered by defined benefit pension plans. Approximately 1% of our active workforce is covered by other postretirement benefit plans. Pension plans provide benefits based on plan-specific benefit formulas as defined by the applicable plan documents. Postretirement benefit plans generally provide for the continuation of medical benefits for all eligible employees. We also have contractual arrangements with certain employees which provide for supplemental retirement benefits. In general, our policy is to fund our pension benefit obligation based on legal requirements, tax and liquidity considerations and local practices. We do not fund our postretirement benefit obligation.

As of December 31, 2012, our projected benefit obligations related to our pension and other postretirement benefit plans were $1.2 billion and $176 million, respectively, and our unfunded pension and other postretirement benefit obligations were $357 million and $176 million, respectively. These benefit obligations were valued using a weighted average discount rate of 4.1% and 3.7% for domestic pension and other postretirement benefit plans, respectively, and 4.3% and 4.4% for foreign pension and other postretirement benefit plans, respectively. The determination of the discount rate is generally based on an index created from a hypothetical bond portfolio consisting of high-quality fixed income securities with durations that match the timing of expected benefit payments. Changes in the selected discount rate could have a material impact on our projected benefit obligations and the unfunded status of our pension and other postretirement benefit plans. Decreasing the discount rate by 100 basis points would have increased the projected benefit obligations and unfunded status of our pension and other postretirement benefit plans by approximately $200 million and $24 million, respectively.

For the year ended December 31, 2012, net periodic pension benefit cost was $18 million and net periodic other postretirement benefit cost was $5 million. In 2012, net periodic pension benefit cost was calculated using a variety of assumptions, including a weighted average discount rate of 4.5% for domestic and 4.8% for foreign plans and an expected return on plan assets of 8.0% for domestic and 6.7% for foreign plans. The expected return on plan assets is determined based on several factors, including adjusted historical returns, historical risk premiums for various asset classes and target asset allocations within the portfolio. Adjustments made to the historical returns are based on recent return experience in the equity and fixed income markets and the belief that deviations from historical returns are likely over the relevant investment horizon. In 2012, net periodic other postretirement benefit cost was calculated using a discount rate of 4.0% for domestic and 4.5% for foreign plans.

Aggregate net periodic pension and other postretirement benefit cost is forecasted to be approximately $20 million in 2013. This estimate is based on a weighted average discount rate of 4.1% and 4.3% for domestic and foreign pension plans, respectively, and 3.7% and 4.4% for domestic and foreign other postretirement benefit plans, respectively. Actual cost is also dependent on various other factors related to the employees covered by these plans. Adjustments to our actuarial assumptions could have a material adverse impact on our operating results. Decreasing the discount rate by 100 basis points would increase net periodic pension and other postretirement benefit cost by approximately $7 million and $1 million, respectively, for the year ended December 31, 2013. Decreasing the expected return on plan assets by 100 basis points would increase net periodic pension benefit cost by approximately $8 million for the year ended December 31, 2013.

For further information related to our pension and other postretirement benefit plans, see “— Liquidity and Financial Condition — Capitalization — Contractual Obligations” above and Note 9, “Pension and Other Postretirement Benefit Plans,” to the consolidated financial statements included in this Report.

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

In determining the provision for income taxes for financial statement purposes, we make certain estimates and judgments, which affect our evaluation of the carrying value of our deferred tax assets, as well as our calculation of certain tax liabilities. We evaluate the realizability of our deferred tax assets on a quarterly basis. In completing this evaluation, we consider all available evidence in order to determine whether, based on the weight of the evidence, a valuation allowance for our deferred tax assets is necessary. Such evidence includes historical results, future reversals of existing taxable temporary differences and expectations for future taxable income (exclusive of the reversal of temporary differences and carryforwards), as well as the implementation of feasible and prudent tax planning strategies. If, based on the weight of the evidence, it is more likely than not that all or a portion of our deferred tax assets will not be realized, a valuation allowance is recorded.

Our current and future provision for income taxes is impacted by the initial recognition of and changes in valuation allowances in certain countries. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowances are eliminated.

As of December 31, 2012, we had a valuation allowance related to tax loss and credit carryforwards and other deferred tax assets of $41 million in the United States and $587 million in several international jurisdictions. In addition, if we experience sustained levels of profitability in certain international jurisdictions in the future, our assessment of the need for a full valuation allowance with respect to the deferred tax assets in those jurisdictions could change. A reduction in our valuation allowance could have a significant impact on tax expense and net income in the period in which such reduction occurs.

The calculation of our tax benefits and liabilities includes uncertainties in the application of, and changes in, complex tax regulations in a multitude of jurisdictions across our global operations. We recognize tax benefits and liabilities based on our estimate of whether, and the extent to which, additional taxes will be due. We adjust these benefits and liabilities based on changing facts and circumstances; however, due to the complexity of these uncertainties and the impact of tax audits, the ultimate resolutions may differ significantly from our estimates.

For further information, see “— Forward-Looking Statements,” and Note 8, “Income Taxes,” to the consolidated financial statements included in this Report.

Fair Value Measurements

We measure certain assets and liabilities at fair value on a non-recurring basis using unobservable inputs (Level 3 input based on the GAAP fair value hierarchy). For further information on these fair value measurements, see “— Impairment of Goodwill,” “— Impairment of Long-Lived Assets,” “— Restructuring” and “— Impairment of Investments in Affiliates” above.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2012, there were no material changes in the methods or policies used to establish estimates and assumptions. Other matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of fixed and intangible assets, unsettled pricing discussions with customers and suppliers, restructuring accruals, deferred tax asset valuation allowances and income taxes, pension and other postretirement benefit plan assumptions, accruals related to litigation, warranty and environmental remediation costs and self-insurance accruals. Actual results may differ significantly from our estimates.

Recently Issued Accounting Pronouncements

For information on the impact of recently issued accounting pronouncements, see Note 16, “Accounting Pronouncements,” to the consolidated financial statements included in this Report.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “forecasts” and similar expressions identify certain of these forward-looking statements. We also may provide forward-looking statements in oral statements or other written materials released to the public. All such forward-looking statements contained or incorporated in this Report or in any other public statements which address operating performance, events or developments that we expect or anticipate may occur in the future, including, without limitation, statements related to business opportunities, awarded sales contracts, sales backlog and ongoing commercial arrangements, or statements expressing views about future operating results, are forward-looking statements. Actual results may differ materially from any or all forward-looking statements made by us. Important factors, risks and uncertainties that may cause actual results to differ materially from anticipated results include, but are not limited to:

•	general economic conditions in the markets in which we operate, including changes in interest rates or currency exchange rates;

•	the financial condition and restructuring actions of our customers and suppliers;

•	changes in actual industry vehicle production levels from our current estimates;

•	fluctuations in the production of vehicles or the loss of business with respect to, or the lack of commercial success of, a vehicle model for which we are a significant supplier;

•	disruptions in the relationships with our suppliers;

•	labor disputes involving us or our significant customers or suppliers or that otherwise affect us;

•	the outcome of customer negotiations and the impact of customer-imposed price reductions;

•	the impact and timing of program launch costs and our management of new program launches;

•	the costs, timing and success of restructuring actions;

•	increases in our warranty, product liability or recall costs;

•	risks associated with conducting business in foreign countries;

•	the impact of regulations on our foreign operations;

•	the operational and financial success of our joint ventures;

•	competitive conditions impacting us and our key customers and suppliers;

•	disruptions to our information technology systems;

•	the cost and availability of raw materials, energy, commodities and product components and our ability to mitigate such costs;

•	the outcome of legal or regulatory proceedings to which we are or may become a party;

•	the impact of pending legislation and regulations or changes in existing federal, state, local or foreign laws or regulations;

•	unanticipated changes in cash flow, including our ability to align our vendor payment terms with those of our customers;

•	limitations imposed by our existing indebtedness and our ability to access capital markets on commercially reasonable terms;

•	impairment charges initiated by adverse industry or market developments;

•	our ability to execute our strategic objectives;

•	changes in discount rates and the actual return on pension assets;

•	costs associated with compliance with environmental laws and regulations;

•	developments or assertions by or against us relating to intellectual property rights;

•	our ability to utilize our net operating loss and tax credit carryforwards;

•

global sovereign fiscal matters and creditworthiness, including potential defaults and the related impacts on economic activity, including the possible effects on credit markets, currency values, monetary unions, international treaties and fiscal policies; and

•	other risks, described in Part I — Item 1A, “Risk Factors,” as well as the risks and information provided from time to time in our filings with the Securities and Exchange Commission.

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

ITEM 8 – CONSOLIDATED FINANCIAL STATEMENTS AND

SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Lear Corporation

We have audited the accompanying consolidated balance sheets of Lear Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lear Corporation and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lear Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
February 12, 2013

Report of Independent Registered Public Accounting Firm on

Internal Control over Financial Reporting

The Board of Directors and Shareholders of Lear Corporation

We have audited Lear Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lear Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Lear Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of Lear Corporation and subsidiaries, and our report dated February 12, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
February 12, 2013

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

December 31,	2012	2011

Assets
Current Assets:
Cash and cash equivalents	$1,402.2	$1,754.3
Accounts receivable	2,040.7	1,880.1
Inventories	727.1	637.8
Other	703.5	489.3

Total current assets	4,873.5	4,761.5

Long-Term Assets:
Property, plant and equipment, net	1,403.1	1,072.0
Goodwill	746.5	628.6
Other	1,171.0	548.8

Total long-term assets	3,320.6	2,249.4

Total assets	$8,194.1	$7,010.9

Liabilities and Equity
Current Liabilities:
Accounts payable and drafts	$2,233.0	$2,014.3
Accrued liabilities	983.9	1,049.2

Total current liabilities	3,216.9	3,063.5

Long-Term Liabilities:
Long-term debt	626.3	695.4
Other	738.7	690.9

Total long-term liabilities	1,365.0	1,386.3

Equity:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 shares of Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 107,863,310 and 107,486,539 shares issued as of December 31, 2012 and 2011, respectively	1.1	1.1
Additional paid-in capital, including warrants to purchase common stock	2,155.7	2,150.6
Common stock held in treasury, 11,921,235 and 6,799,597 shares as of December 31, 2012 and 2011, respectively, at cost	(517.9)	(305.6)
Retained earnings	2,149.0	922.3
Accumulated other comprehensive loss	(300.8)	(332.0)

Lear Corporation stockholders’ equity	3,487.1	2,436.4
Noncontrolling interests	125.1	124.7

Equity	3,612.2	2,561.1

Total liabilities and equity	$8,194.1	$7,010.9

The accompanying notes are an integral part of these consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

For the year ended December 31,	2012	2011	2010
Net sales	$14,567.0	$14,156.5	$11,954.6
Cost of sales	13,349.5	12,963.3	10,936.3
Selling, general and administrative expenses	479.3	485.6	452.7
Amortization of intangible assets	33.0	28.0	27.2
Interest expense	49.9	39.7	55.4
Other expense, net	6.4	24.2	34.2

Consolidated income before provision (benefit) for income taxes and equity in net income of affiliates	648.9	615.7	448.8
Provision (benefit) for income taxes	(638.0)	68.8	24.6
Equity in net income of affiliates	(30.3)	(23.5)	(37.2)

Consolidated net income	1,317.2	570.4	461.4
Less: Net income attributable to noncontrolling interests	34.4	29.7	23.1

Net income attributable to Lear	$1,282.8	$540.7	$438.3

Basic net income per share attributable to Lear	$13.04	$5.21	$4.30

Diluted net income per share attributable to Lear	$12.85	$5.08	$4.05

The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions, except per share data)

For the year ended December 31,	2012	2011	2010
Consolidated net income	$1,317.2	$570.4	$461.4

Other comprehensive income (loss), net of tax:
Defined benefit plans	(10.8)	(181.7)	(66.6)
Derivative instrument and hedging activities	40.3	(36.3)	(1.3)
Foreign currency translation adjustments	2.9	(33.5)	(6.3)

Total other comprehensive income (loss)	32.4	(251.5)	(74.2)

Consolidated comprehensive income	1,349.6	318.9	387.2
Less: Comprehensive income attributable to noncontrolling interests	35.6	32.2	25.6

Comprehensive income attributable to Lear	$1,314.0	$286.7	$361.6

The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions, except share data)

For the year ended December 31,	2012	2011	2010
Cash Flows from Operating Activities:
Consolidated net income	$1,317.2	$570.4	$461.4
Adjustments to reconcile consolidated net income to net cash provided by operating activities –
Equity in net income of affiliates	(30.3)	(23.5)	(37.2)
Loss on extinguishment of debt	3.7	—	11.8
Fixed asset impairment charges	6.5	2.2	7.2
Deferred tax benefit	(693.7)	(49.4)	(7.9)
Depreciation and amortization	239.5	246.3	235.9
Stock-based compensation	39.8	34.6	22.9
Net change in recoverable customer engineering, development and tooling	(36.7)	(11.4)	(40.7)
Net change in working capital items (see below)	(48.8)	(6.3)	48.3
Changes in other long-term liabilities	(22.8)	4.3	(56.4)
Changes in other long-term assets	(20.3)	21.3	(26.9)
Other, net	(24.3)	1.8	3.5

Net cash provided by operating activities	729.8	790.3	621.9

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(458.3)	(329.5)	(193.3)
Insurance proceeds	19.2	3.5	—
Cash paid for acquisitions, net of cash acquired	(243.9)	(8.4)	—
Other, net	(4.9)	31.2	1.2

Net cash used in investing activities	(687.9)	(303.2)	(192.1)

Cash Flows from Financing Activities:
Repurchase of senior notes	(72.1)	—	—
Proceeds from the issuance of senior notes	—	—	694.5
First lien credit agreement repayments	—	—	(375.0)
Second lien credit agreement repayments	—	—	(550.0)
Payment of debt issuance and other financing costs	—	(4.8)	(17.6)
Other long-term debt repayments, net	—	(1.1)	(9.3)
Short-term repayments, net	—	(4.0)	(34.0)
Repurchase of common stock	(222.8)	(279.1)	—
Dividends paid to Lear Corporation stockholders	(54.6)	(51.1)	—
Dividends paid to noncontrolling interests	(23.1)	(18.5)	(16.2)
Other, net	(23.5)	(13.7)	(13.1)

Net cash used in financing activities	(396.1)	(372.3)	(320.7)

Effect of foreign currency translation	2.1	(14.6)	(9.0)

Net Change in Cash and Cash Equivalents	(352.1)	100.2	100.1
Cash and Cash Equivalents at Beginning of Period	1,754.3	1,654.1	1,554.0

Cash and Cash Equivalents at End of Period	$1,402.2	$1,754.3	$1,654.1

Changes in Working Capital:
Accounts receivable	$(111.5)	$(165.8)	$(291.3)
Inventories	(60.0)	(101.0)	(106.8)
Accounts payable	174.6	216.7	318.4
Accrued liabilities and other	(51.9)	43.8	128.0

Net change in working capital items	$(48.8)	$(6.3)	$48.3

Supplementary Disclosure:
Cash paid for interest	$58.4	$59.9	$57.0

Cash paid for income taxes, net of refunds received of $12.7 in 2012, $21.1 in 2011 and $25.3 in 2010	$85.0	$79.8	$57.5

The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In millions, except share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)
Balance at December 31, 2009	$408.1	$0.7	$1,685.4	$—	$(3.8)
Comprehensive income (loss):
Net income	—	—	—	—	438.3
Other comprehensive income (loss)	—	—	—	—	—

Total comprehensive income (loss)	—	—	—	—	438.3
Conversion of 9,881,303 shares of Series A preferred stock	(408.1)	0.2	407.9	—	—
Issuance of 10,869,802 shares of common stock related to exercises of warrants	—	0.1	(0.1)	—	—
Stock-based compensation	—	0.1	22.8	(13.4)	—
Dividends paid to noncontrolling interests	—	—	—	—	—
Transaction with affiliates	—	—	—	—	—

Balance at December 31, 2010	$—	$1.1	$2,116.0	$(13.4)	$434.5

Comprehensive income (loss):
Net income	—	—	—	—	540.7
Other comprehensive income (loss)	—	—	—	—	—

Total comprehensive income (loss)	—	—	—	—	540.7
Issuance of 1,092,437 shares of common stock related to exercises of warrants	—	—	—	—	—
Stock-based compensation	—	—	34.6	(13.1)	—
Repurchases of 6,182,429 shares of common stock at an average price of $45.15 per share	—	—	—	(279.1)	—
Dividends declared to Lear Corporation stockholders	—	—	—	—	(52.9)
Dividends paid to noncontrolling interests	—	—	—	—	—
Acquisition of controlling interest in affiliate	—	—	—	—	—

Balance at December 31, 2011	$—	$1.1	$2,150.6	$(305.6)	$922.3

Comprehensive income :
Net income	—	—	—	—	1,282.8
Other comprehensive income (loss)	—	—	—	—	—

Total comprehensive income (loss)	—	—	—	—	1,282.8
Issuance of 38,017 shares of common stock related to exercises of warrants	—	—	—	—	—
Stock-based compensation	—	—	39.8	(13.0)	—
Excess tax benefits related to stock-based compensation	—	—	0.3	—	—
Issuances of 541,890 shares held in treasury at an average price of $43.46 per share in settlement of stock-based compensation	—	—	(23.5)	23.5	—
Repurchases of 5,357,443 shares of common stock at an average price of $41.59 per share	—	—	—	(222.8)	—
Dividends declared to Lear Corporation stockholders	—	—	—	—	(56.1)
Dividends paid to noncontrolling interests	—	—	—	—	—
Acquisition of outstanding noncontrolling interests	—	—	(11.5)	—	—

Balance at December 31, 2012	$—	$1.1	$2,155.7	$(517.9)	$2,149.0

The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (continued)

(In millions, except share data)

	Accumulated Other Comprehensive Loss, net of tax
	Defined Benefit Plans	Derivative Instruments and Hedging Activities	Cumulative Translation Adjustments	Lear Stockholders’ Equity	Non- controlling Interests	Equity
Balance at December 31, 2009	$9.2	$—	$(10.5)	$2,089.1	$92.7	$2,181.8
Comprehensive income (loss):
Net income	—	—	—	438.3	23.1	461.4
Other comprehensive income (loss)	(66.6)	(1.3)	(8.8)	(76.7)	2.5	(74.2)

Total comprehensive income (loss)	(66.6)	(1.3)	(8.8)	361.6	25.6	387.2
Conversion of 9,881,303 shares of Series A preferred stock	—	—	—	—	—	—
Issuance of 10,869,802 shares of common stock related to exercises of warrants	—	—	—	—	—	—
Stock-based compensation	—	—	—	9.5	—	9.5
Dividends paid to noncontrolling interests	—	—	—	—	(16.2)	(16.2)
Transaction with affiliates	—	—	—	—	6.5	6.5

Balance at December 31, 2010	$(57.4)	$(1.3)	$(19.3)	$2,460.2	$108.6	$2,568.8

Comprehensive income (loss):
Net income	—	—	—	540.7	29.7	570.4
Other comprehensive income (loss)	(181.7)	(36.3)	(36.0)	(254.0)	2.5	(251.5)

Total comprehensive income (loss)	(181.7)	(36.3)	(36.0)	286.7	32.2	318.9
Issuance of 1,092,437 shares of common stock related to exercises of warrants	—	—	—	—	—	—
Stock-based compensation	—	—	—	21.5	—	21.5
Repurchases of 6,182,429 shares of common stock at an average price of $45.15 per share	—	—	—	(279.1)	—	(279.1)
Dividends declared to Lear Corporation stockholders	—	—	—	(52.9)	—	(52.9)
Dividends paid to noncontrolling interests	—	—	—	—	(18.5)	(18.5)
Acquisition of controlling interest in affiliate	—	—	—	—	2.4	2.4

Balance at December 31, 2011	$(239.1)	$(37.6)	$(55.3)	$2,436.4	$124.7	$2,561.1

Comprehensive income :
Net income	—	—	—	1,282.8	34.4	1,317.2
Other comprehensive income (loss)	(10.8)	40.3	1.7	31.2	1.2	32.4

Total comprehensive income (loss)	(10.8)	40.3	1.7	1,314.0	35.6	1,349.6
Issuance of 38,017 shares of common stock related to exercises of warrants	—	—	—	—	—	—
Stock-based compensation	—	—	—	26.8	—	26.8
Excess tax benefits related to stock-based compensation	—	—	—	0.3	—	0.3
Issuances of 541,890 shares held in treasury at an average price of $43.46 per share in settlement of stock-based compensation	—	—	—	—	—	—
Repurchases of 5,357,443 shares of common stock at an average price of $41.59 per share	—	—	—	(222.8)	—	(222.8)
Dividends declared to Lear Corporation stockholders	—	—	—	(56.1)	—	(56.1)
Dividends paid to noncontrolling interests	—	—	—	—	(23.1)	(23.1)
Acquisition of outstanding noncontrolling interests	—	—	—	(11.5)	(12.1)	(23.6)

Balance at December 31, 2012	$(249.9)	$2.7	$(53.6)	$3,487.1	$125.1	$3,612.2

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

The accompanying consolidated financial statements include the accounts of Lear, a Delaware corporation, and the wholly owned and less than wholly owned subsidiaries controlled by Lear.

(2) Summary of Significant Accounting Policies

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

Accounts Receivable

The Company records accounts receivable as title is transferred to its customers. The Company’s customers are the world’s major automotive manufacturers. The Company records accounts receivable reserves for known collectibility issues, as such issues relate to specific transactions or customer balances. As of December 31, 2012 and 2011, accounts receivable are reflected net of reserves of $35.4 million and $30.7 million, respectively. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected. Generally, the Company does not require collateral for its accounts receivable.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. The Company records inventory reserves for inventory in excess of production and/or forecasted requirements and for obsolete inventory in production and service inventories. As of December 31, 2012 and 2011, inventories are reflected net of reserves of $89.8 million and $86.1 million, respectively. A summary of inventories is shown below (in millions):

December 31,	2012	2011
Raw materials	$582.2	$520.1
Work-in-process	37.4	36.0
Finished goods	107.5	81.7

Inventories	$727.1	$637.8

Pre-Production Costs Related to Long-Term Supply Arrangements

The Company incurs pre-production engineering and development (“E&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production E&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the Company does not have a non-cancelable right to use the tooling. During 2012 and 2011, the Company capitalized $201.5

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

million and $176.6 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During 2012 and 2011, the Company also capitalized $164.7 million and $166.8 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying consolidated balance sheets. During 2012 and 2011, the Company collected $346.8 million and $325.8 million, respectively, of cash related to E&D and tooling costs.

The classification of recoverable customer engineering, development and tooling costs related to long-term supply agreements is shown below (in millions):

December 31,	2012	2011
Current	$141.8	$96.0
Long-term	55.0	64.2

Recoverable customer engineering, development and tooling	$196.8	$160.2

Property, Plant and Equipment

Property, plant and equipment is stated at cost; however, as a result of the adoption of fresh-start accounting, property, plant and equipment was re-measured at estimated fair value as of November 7, 2009 (see Note 1, “Basis of Presentation”). Costs associated with the repair and maintenance of the Company’s property, plant and equipment are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency or safety of the Company’s property, plant and equipment are capitalized and depreciated over the remaining useful life of the related asset. Depreciable property is depreciated over the estimated useful lives of the assets, using principally the straight-line method as follows:

Buildings and improvements	10 to 40 years
Machinery and equipment	5 to 10 years

A summary of property, plant and equipment is shown below (in millions):

December 31,	2012	2011
Land	$114.0	$106.1
Buildings and improvements	475.1	406.1
Machinery and equipment	1,306.6	988.6
Construction in progress	139.6	3.3

Total property, plant and equipment	2,035.3	1,504.1
Less – accumulated depreciation	(632.2)	(432.1)

Net property, plant and equipment	$1,403.1	$1,072.0

Depreciation expense was $206.6 million, $218.3 million and $208.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Impairment of Goodwill

Goodwill is not amortized but is tested for impairment on at least an annual basis. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment is more likely than not to have occurred. In conducting its annual impairment testing, the Company may first perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If not, no further goodwill impairment testing is performed. If it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or if the Company elects not to perform a qualitative assessment of a reporting unit, the Company then compares the fair value of the reporting unit to the related net book value. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. The Company conducts its annual impairment testing as of the first day of its fourth quarter.

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

In 2012, the Company performed a qualitative assessment for certain of its reporting units and a quantitative assessment for others. All assessments were completed as of the first day of the Company’s fourth quarter. The assessments indicated that the fair value of each of the reporting units exceeded its respective carrying value. The Company does not believe that any of its reporting units is at risk for impairment.

A summary of the changes in the carrying amount of goodwill, by reportable operating segment, for each of the periods in the two years ended December 31, 2012, is shown below (in millions):

Seating
Balance as of December 31, 2010	$614.6
Acquisition	15.0
Foreign currency translation and other	(1.0)

Balance as of December 31, 2011	$628.6
Acquisition	113.9
Foreign currency translation and other	4.0

Balance as of December 31, 2012	$746.5

Intangible Assets

Intangible assets consist primarily of certain intangible assets recorded in connection with the adoption of fresh-start accounting in 2009 and the acquisition of Guilford Mills (“Guilford”) in 2012 (see Note 3, “Acquisition.”). These intangible assets were recorded at their estimated fair value, based on independent appraisals, as of the transaction or acquisition date. The technology intangible asset includes the Company’s proprietary patents. The value assigned to technology intangibles is based on the royalty savings method, which applies a hypothetical royalty rate to projected revenues attributable to the identified technologies. Royalty rates were determined based on analysis of market information and discussions with the Company’s management. The customer-based intangible asset includes the Company’s established relationships with its customers and the ability of these customers to generate future economic profits for the Company. The value assigned to customer-based intangibles is based on the present value of future earnings attributable to the asset group after recognition of required returns to other contributory assets. A summary of intangible assets as of December 31, 2012 and 2011, is shown below (in millions):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (years)
Technology	$32.2	$(9.0)	$23.2	8.8
Customer-based	224.6	(83.5)	141.1	7.8

Balance as of December 31, 2012	$256.8	$(92.5)	$164.3	8.0

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (years)
Technology	$20.1	$(5.6)	$14.5	7.7
Customer-based	182.6	(54.8)	127.8	7.0

Balance as of December 31, 2011	$202.7	$(60.4)	$142.3	7.1

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Excluding the impact of any future acquisitions, the Company’s estimated annual amortization expense for the five succeeding years is shown below (in millions):

Year	Expense
2013	$34.3
2014	34.3
2015	34.3
2016	29.9
2017	7.9

Impairment of Long-Lived Assets

The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with accounting principles generally accepted in the United States (“GAAP”). If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated based upon either discounted cash flow analyses or estimated salvage values. Cash flows are estimated using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments, as well as assumptions related to discount rates.

In the years ended December 31, 2012, 2011 and 2010, the Company recognized fixed asset impairment charges of $6.0 million, $1.0 million and $3.6 million, respectively, in conjunction with its restructuring actions (Note 4, “Restructuring”), as well as additional fixed asset impairment charges of $0.5 million, $1.2 million and $3.6 million, respectively.

Fixed asset impairment charges are recorded in cost of sales in the accompanying consolidated statements of income for the years ended December 31, 2012, 2011 and 2010.

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

The Company receives purchase orders from its customers on an annual basis. Generally, each purchase order provides the annual terms, including pricing, related to a particular vehicle model. Purchase orders do not specify quantities. The Company recognizes revenue based on the pricing terms included in its annual purchase orders as title is transferred to its customers. The Company is asked to provide its customers with annual price reductions as part of certain agreements. The Company accrues for such amounts as a reduction of revenue as its products are shipped to its customers. In addition, the Company has ongoing adjustments to its pricing arrangements with its customers based on the related content, the cost of its products and other commercial factors. Such pricing accruals are adjusted as they are settled with the Company’s customers.

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Engineering and Development

Costs incurred in connection with the development of new products and manufacturing methods within one year of launch, to the extent not recoverable from the Company’s customers, are charged to cost of sales as incurred. Such costs are charged to selling, general and administrative expenses when incurred more than one year prior to launch. Engineering and development costs charged to selling, general and administrative expenses totaled $104.3 million, $110.7 million and $81.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Other Expense, Net

Other expense, net includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt (Note 7, “Long-Term Debt”), gains and losses on the disposal of fixed assets (Note 12, Commitments and Contingencies) and other miscellaneous income and expense. A summary of other expense, net is shown below (in millions):

For the year ended December 31,	2012	2011	2010
Other expense	$33.9	$27.8	$37.2
Other income	(27.5)	(3.6)	(3.0)

Other expense, net	$6.4	$24.2	$34.2

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

In determining the provision for income taxes for financial statement purposes, the Company makes certain estimates and judgments, which affect its evaluation of the carrying value of its deferred tax assets, as well as its calculation of certain tax liabilities. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. In completing this evaluation, the Company considers all available evidence in order to determine whether, based on the weight of the evidence, a valuation allowance for its deferred tax assets is necessary. Such evidence includes historical results, future reversals of existing taxable temporary differences and expectations for future taxable income (exclusive of the reversal of temporary differences and carryforwards), as well as the implementation of feasible and prudent tax planning strategies. If, based on the weight of the evidence, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized, a valuation allowance is recorded.

The Company’s current and future provision for income taxes is impacted by the initial recognition of and changes in valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. The Company’s future income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowances are eliminated.

The calculation of the Company’s gross unrecognized tax benefits and liabilities includes uncertainties in the application of, and changes in, complex tax regulations in a multitude of jurisdictions across the Company’s global operations. The Company recognizes these tax benefits and liabilities based on its estimate of whether, and the extent to which, additional taxes will be

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

due. The Company adjusts these benefits and liabilities based on changing facts and circumstances; however, due to the complexity of these uncertainties and the impact of tax audits, the ultimate resolutions may differ significantly from the Company’s estimates.

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

Transaction gains and losses that arise from foreign exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except certain long-term intercompany transactions, are included in the consolidated statements of income as incurred.

Stock-Based Compensation

The Company measures stock-based employee compensation expense at fair value in accordance with GAAP and recognizes such expense over the vesting period of the stock-based employee awards.

Net Income Per Share Attributable to Lear

Basic net income per share attributable to Lear is computed using the two-class method by dividing net income attributable to Lear, after deducting undistributed earnings allocated to participating securities, by the average number of common shares outstanding during the period. Common shares issuable upon the satisfaction of certain conditions pursuant to a contractual agreement, such as those shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings, are considered common shares outstanding and are included in the computation of basic net income per share attributable to Lear. The Company’s preferred shares that were outstanding during 2010 were considered participating securities. There were no preferred shares outstanding during 2012 and 2011, as all of the Company’s remaining preferred shares outstanding were converted into shares of common stock in 2010. For the year ended December 31, 2010, average participating securities outstanding were 3,544,837 (such securities were convertible into 7,089,674 shares of common stock after giving effect to the two-for-one stock split described in Note 10, “Capital Stock and Equity”). For further information related to the Company’s preferred shares, see Note 10, “Capital Stock and Equity.”

Diluted net income per share attributable to Lear is computed using the treasury stock method by dividing net income attributable to Lear by the average number of common shares outstanding, including the dilutive effect of common stock equivalents using the average share price during the period.

A summary of information used to compute basic net income per share attributable to Lear is shown below (in millions, except share data):

For the year ended December 31,	2012	2011	2010
Net income attributable to Lear	$1,282.8	$540.7	$438.3
Less: Undistributed earnings allocated to participating securities	—	—	(30.5)

Net income available to Lear common shareholders	$1,282.8	$540.7	$407.8

Average common shares outstanding	98,388,228	103,750,223	94,814,044

Basic net income per share attributable to Lear	$13.04	$5.21	$4.30

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of information used to compute diluted net income per share attributable to Lear is shown below (in millions, except share data):

For the year ended December 31,	2012	2011	2010
Net income attributable to Lear	$1,282.8	$540.7	$438.3

Average common shares outstanding	98,388,228	103,750,223	94,814,044
Dilutive effect of common stock equivalents	1,437,458	2,594,144	13,308,106

Average diluted shares outstanding	99,825,686	106,344,367	108,122,150

Diluted net income per share attributable to Lear	$12.85	$5.08	$4.05

Each of the Company’s participating securities was convertible into two shares of common stock, after giving effect to the two-for-one stock split described in Note 10, “Capital Stock and Equity,” and participated ratably with common stock on dividends. Accordingly, in the year ended December 31, 2010, diluted net income per share attributable to Lear computed using the two-class method produced the same results. In the years ended December 31, 2012 and 2011, there were no participating securities outstanding.

Product Warranty

The Company records product warranty reserves based on its individual customer agreements. Product warranty reserves are recorded for known warranty issues when liability for such issues is probable and related amounts are reasonably estimable.

Segment Reporting

The Company has two reportable operating segments: seating, which includes seat systems and related components, such as seat structures and mechanisms, seat trim covers, headrests and seat foam, and electrical power management systems (“EPMS”), which includes wiring, connectors, junction boxes and various other components of electrical distribution systems for traditional powertrain vehicles, as well as for hybrid and electric vehicles. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment.

Each of the Company’s operating segments reports its results from operations and makes its requests for capital expenditures directly to the chief operating decision-making group. The economic performance of each operating segment is driven primarily by automotive production volumes in the geographic regions in which it operates, as well as by the success of the vehicle platforms for which it supplies products. Also, each operating segment operates in the competitive Tier 1 automotive supplier environment and is continually working with its customers to manage costs and improve quality. The Company’s production processes generally make use of unskilled labor, dedicated facilities, sequential manufacturing and assembly processes and commodity raw materials.

The Company evaluates the performance of its operating segments based primarily on (i) revenues from external customers, (ii) pretax income before equity in net income of affiliates, interest expense and other expense, (“segment earnings”) and (iii) cash flows, being defined as segment earnings less capital expenditures plus depreciation and amortization.

The accounting policies of the Company’s operating segments are the same as those described in this note to the consolidated financial statements.

Derivative Instruments and Hedging Activities

The Company has used derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to reduce the effects of fluctuations in foreign exchange rates, interest rates and commodity prices and the resulting variability of the Company’s operating results. The Company is not a party to leveraged derivatives. On the date that a derivative contract is entered into, the Company designates the derivative as either (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge), (2) a hedge of the exposure of a forecasted transaction or of the variability in the cash flows of a recognized asset or liability (a cash flow hedge) or (3) a hedge of a net investment in a foreign operation (a net investment hedge).

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2012, there were no material changes in the methods or policies used to establish estimates and assumptions. Other matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of fixed and intangible assets and unsettled pricing discussions with customers and suppliers (Note 2, “Summary of Significant Accounting Policies”); restructuring accruals (Note 4, “Restructuring”); deferred tax asset valuation allowances and income taxes (Note 8, “Income Taxes”); pension and other postretirement benefit plan assumptions (Note 9, “Pension and Other Postretirement Benefit Plans”); accruals related to litigation, warranty and environmental remediation costs (Note 12, “Commitments and Contingencies”); and self-insurance accruals. Actual results may differ significantly from the Company’s estimates.

Reclassifications

Certain amounts in prior periods’ financial statements have been reclassified to conform to the presentation used in the year ended December 31, 2012.

(3) Acquisition

On May 31, 2012, the Company completed the acquisition of Guilford Mills (“Guilford”), a privately-held portfolio company of Cerberus Capital Management, L.P., which manufactures fabrics for the automotive and specialty markets, for $243.9 million, net of cash acquired and excluding purchase price adjustments of $0.7 million. In addition, the Company incurred transaction costs of $5.0 million related to advisory services in 2012, which have been expensed as incurred. Guilford has annual sales of approximately $400 million with operations in North America, Europe and Asia.

The Guilford acquisition was accounted for as a purchase, and accordingly, the assets acquired and liabilities assumed are included in the accompanying consolidated balance sheet as of December 31, 2012. The operating results and cash flows of Guilford are included in the accompanying consolidated financial statements from the date of acquisition. The preliminary purchase price and related allocation are shown below (in millions):

Purchase price paid to former owner, net of cash acquired	$243.9
Purchase price adjustments	(0.7)

Net purchase price	$243.2

Property, plant and equipment	$89.9
Other assets purchased and liabilities assumed, net	(16.6)
Goodwill	113.9
Intangible assets	56.0

Preliminary purchase price allocation	$243.2

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Recognized goodwill is attributable to the assembled workforce, expected synergies and other intangible assets that do not qualify for separate recognition. Intangible assets include amounts recognized for the fair value of customer-based and technology-related assets. The Company estimates that these intangible assets have a weighted average useful life of approximately ten years.

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

(4) Restructuring

In 2012, the Company recorded charges of $55.1 million in connection with its restructuring actions. These charges consist of $44.8 million recorded as cost of sales, $10.4 million recorded as selling, general and administrative expenses and ($0.1) million recorded as other expense, net. The restructuring charges consist of employee termination benefits of $45.4 million, asset impairment charges of $6.0 million and contract termination costs of $1.9 million, as well as other related costs of $1.8 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $6.0 million in excess of related estimated fair values. The Company expects to incur approximately $28.9 million of additional restructuring costs related to activities initiated as of December 31, 2012, and expects that the components of such costs will be consistent with its historical experience. Any future restructuring actions will depend upon market conditions, customer actions and other factors.

A summary of 2012 activity is shown below (in millions):

	Accrual as of	2012	Utilization		Accrual as of
	January 1, 2012	Charges	Cash	Non-cash	December 31, 2012
Employee termination benefits	$56.8	$45.4	$(63.7)	$—	$38.5
Asset impairments	—	6.0	—	(6.0)	—
Contract termination costs	5.7	1.9	(1.9)	—	5.7
Other related costs	—	1.8	(1.8)	—	—

Total	$62.5	$55.1	$(67.4)	$(6.0)	$44.2

In 2011, the Company recorded charges of $68.2 million in connection with its restructuring actions. These charges consist of $64.3 million recorded as cost of sales, $4.5 million recorded as selling, general and administrative expenses and ($0.6) million recorded as other expense, net. The restructuring charges consist of employee termination benefits of $44.5 million, asset impairment charges of $1.0 million and contract termination costs of $19.6 million, as well as other related costs of $3.1 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $1.0 million in excess of related estimated fair values. Contract termination costs include pension benefit plan settlement charges of $17.1 million and other various costs of $2.5 million.

A summary of 2011 activity, excluding pension benefit plan settlement charges of $17.1 million, is shown below (in millions):

	Accrual as of	2011	Utilization		Accrual as of
	January 1, 2011	Charges	Cash	Non-cash	December 31, 2011
Employee termination benefits	$38.4	$44.5	$(26.1)	$—	$56.8
Asset impairments	—	1.0	—	(1.0)	—
Contract termination costs	3.7	2.5	(0.5)	—	5.7
Other related costs	—	3.1	(3.1)	—	—

Total	$42.1	$51.1	$(29.7)	$(1.0)	$62.5

In 2010, the Company recorded charges of $63.9 million in connection with its restructuring actions. These charges consist of $56.9 million recorded as cost of sales and $7.0 million recorded as selling, general and administrative expenses. The restructuring charges consist of employee termination benefits of $51.0 million, fixed asset impairment charges of $3.6 million

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

and contract termination costs of $3.4 million, as well as other related costs of $5.9 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $3.6 million in excess of related estimated fair values. Contract termination costs include pension benefit plan curtailment charges of $3.0 million and other various costs of $0.4 million.

A summary of 2010 activity, excluding pension benefit plan curtailment charges of $3.0 million, is shown below (in millions):

	Accrual as of	2010	Utilization		Accrual as of
	January 1, 2010	Charges	Cash	Non-cash	December 31, 2010
Employee termination benefits	$79.8	$51.0	$(92.4)	$—	$38.4
Asset impairments	—	3.6	—	(3.6)	—
Contract termination costs	3.3	0.4	—	—	3.7
Other related costs	—	5.9	(5.9)	—	—

Total	$83.1	$60.9	$(98.3)	$(3.6)	$42.1

(5) Investments in Affiliates and Other Related Party Transactions

The Company’s beneficial ownership in affiliates accounted for under the equity method is shown below:

December 31,	2012	2011	2010
Shanghai Lear STEC Automotive Parts Co., Ltd. (China)	55%	55%	55%
Beijing BAI Lear Automotive Systems Co., Ltd. (China)	50	50	50
Beijing Lear Automotive Electronics and Electrical Products Co., Ltd. (China)	50	50	50
Dong Kwang Lear Yuhan Hoesa (Korea)	50	50	50
Industrias Cousin Freres, S.L. (Spain)	50	50	50
Jiangxi Jiangling Lear Interior Systems Co., Ltd. (China)	50	50	50
Lear Dongfeng Automotive Seating Co., Ltd. (China)	50	50	50
Changchun Lear FAW Sihuan Automotive Electrical and Electronics Co., Ltd. (China)	49	49	49
Changchun Lear FAW Sihuan Automotive Seat Systems Co., Ltd. (China)	49	49	—
Honduras Electrical Distribution Systems S. de R.L. de C.V. (Honduras)	49	49	49
Kyungshin-Lear Sales and Engineering LLC	49	49	49
Tacle Seating USA, LLC	49	49	49
Beijing Lear Dymos Automotive Systems Co., Ltd. (China)	40	40	40
Dymos Lear Automotive India Private Limited (India)	35	35	35
International Automotive Components Group North America, LLC	23	23	23
TS Lear Automotive Sdn Bhd. (Malaysia)	—	—	46

Summarized group financial information for affiliates accounted for under the equity method as of December 31, 2012 and 2011, and for the years ended December 31, 2012, 2011 and 2010, is shown below (unaudited; in millions):

December 31,	2012	2011
Balance sheet data:
Current assets	$1,729.8	$1,561.6
Non-current assets	875.3	1,004.9
Current liabilities	1,395.0	1,303.9
Non-current liabilities	703.9	649.9

For the year ended December 31,	2012	2011	2010
Income statement data:
Net sales	$6,240.5	$5,754.5	$4,933.7
Gross profit	452.6	466.6	400.3
Income (loss) before provision for income taxes	(109.0)	91.5	171.9
Net income (loss) attributable to affiliates	(76.1)	56.7	146.2

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

As of December 31, 2012 and 2011, the Company’s aggregate investment in affiliates was $177.8 million and $148.2 million, respectively. In addition, the Company had receivables due from affiliates, including notes and advances, of $45.4 million and $38.9 million and payables due to affiliates of $22.7 million and $23.4 million as of December 31, 2012 and 2011, respectively.

A summary of transactions with affiliates and other related parties is shown below (in millions):

For the year ended December 31,	2012	2011	2010
Sales to affiliates	$93.1	$96.2	$81.0
Purchases from affiliates	141.9	134.0	134.9
Management and other fees for services provided to affiliates	23.0	13.8	11.1
Dividends received from affiliates	14.4	43.6	7.4

The Company’s investment in Shanghai Lear STEC Automotive Parts Co., Ltd. is accounted for under the equity method as the result of certain approval rights granted to the minority shareholders.

The Company guarantees 49% of certain of the debt of Tacle Seating USA, LLC. As of December 31, 2012, the aggregate amount of debt guaranteed was $0.5 million.

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

In June 2010, the Company divested its ownership interest in Furukawa Lear Corporation for $2.1 million and recognized a gain of $1.8 million on the transaction, which is reflected in other expense, net in the accompanying consolidated statement of income for the year ended December 31, 2010. Also in 2010, the Company established Changchun Lear FAW Sihuan Automotive Electrical and Electronics Co., Ltd., a joint venture with Changchun FAW Sihuan Group Corporation and Changchun ZhiXin LiHe Trade Co., Ltd., to manufacture and supply electrical and electronic automotive products in China.

In addition, the name of Hanil Lear India Private Limited was changed to Dymos Lear Automotive India Private Limited, and UPM S.r.L. was liquidated and dissolved.

Subsequent Event

In February 2013, the Company entered into an agreement to sell its equity investment in International Automotive Components Group North America, LLC for approximately $50 million. The transaction is expected to close in the first half of 2013, and the Company does not expect to recognize a significant gain or loss related to this transaction.

(6) Short-Term Borrowings

The Company utilizes uncommitted lines of credit as needed for its short-term working capital fluctuations. As of December 31, 2012 and 2011, the Company had lines of credit from banks totaling $6.1 million and $6.3 million, respectively, of which no amounts were outstanding and all of which were unused and available, subject to certain restrictions imposed by the Company’s senior notes and credit agreement (Note 7, “Long-Term Debt”).

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(7) Long-Term Debt

A summary of long-term debt and the related weighted average interest rates is shown below (in millions):

December 31,	2012		2011
Debt Instrument	Long-Term Debt	Weighted Average Interest Rate	Long-Term Debt	Weighted Average Interest Rate
7.875% Senior Notes due 2018	$313.4	8.00%	$347.9	8.00%
8.125% Senior Notes due 2020	312.9	8.25%	347.5	8.25%

Long-term debt	$626.3		$695.4

Senior Notes

As of December 31, 2012, the Company’s long-term debt consisted of $315 million in aggregate principal amount of senior unsecured notes due 2018 at a stated coupon rate of 7.875% (the “2018 Notes”) and $315 million in aggregate principal amount of senior unsecured notes due 2020 at a stated coupon rate of 8.125% (the “2020 Notes” and together with the 2018 Notes, the “Notes”). The 2018 Notes were priced at 99.276% of par, resulting in a yield to maturity of 8.00%, and the 2020 Notes were priced at 99.164% of par, resulting in a yield to maturity of 8.25%. These Notes were issued on March 26, 2010, and the net proceeds from issuance, together with existing cash on hand, were used to repay in full an aggregate amount of $925.0 million of term loans provided under the Company’s first and second lien credit agreements (described below).

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Notes are senior unsecured obligations. The Company’s obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain domestic subsidiaries, which are directly or indirectly 100% owned by Lear. See Note 17, “Supplemental Guarantor Condensed Consolidating Financial Statements.”

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

As of December 31, 2012, the Company was in compliance with all covenants under the indenture governing the Notes.

For further information, see “— Subsequent Events” below.

Revolving Credit Facility

As of December 31, 2012, the Company’s amended and restated senior secured credit agreement provided for a $500 million revolving credit facility. The revolving credit facility permits borrowings for general corporate and working capital purposes and the issuance of letters of credit. The commitments under the revolving credit facility expire on June 17, 2016. As of December 31, 2012, there were no borrowings outstanding under the revolving credit facility. In 2011, the Company entered into its amended and restated senior secured credit agreement and paid related debt issuance costs of $4.8 million.

Advances under the revolving credit facility generally bear interest at a variable rate per annum equal to (i) the Eurocurrency Rate (as defined) plus an adjustable margin of 1.375% to 3.0% based on the Company’s corporate rating (2.25% as of December 31, 2012), payable on the last day of each applicable interest period but in no event less frequently than quarterly, or (ii) the Adjusted Base Rate (as defined) plus an adjustable margin of 0.375% to 2.0% based on the Company’s corporate rating (1.25% as of December 31, 2012), payable quarterly. A facility fee is payable which ranges from 0.375% to 0.50% of the total amount committed under the revolving credit facility.

The Company’s obligations under the amended and restated credit agreement are secured on a first priority basis by a lien on substantially all of the U.S. assets of the Company and its domestic subsidiaries, as well as 100% of the stock of the Company’s domestic subsidiaries and 65% of the stock of certain of the Company’s foreign subsidiaries. In addition, obligations under the amended and restated credit agreement are guaranteed, jointly and severally, on a first priority basis, by certain domestic subsidiaries, which are directly or indirectly 100% owned by Lear. See Note 17, “Supplemental Guarantor Condensed Consolidating Financial Statements.”

The amended and restated credit agreement contains various customary representations, warranties and covenants by the Company, including, without limitation, (i) covenants regarding maximum leverage and minimum interest coverage, (ii) limitations on fundamental changes involving the Company or its subsidiaries and (iii) limitations on indebtedness, liens, investments and restricted payments. As of December 31, 2012, the Company was in compliance with all covenants under the agreement governing the amended and restated credit agreement.

For further information, see “— Subsequent Events” below.

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

As discussed above, the Company used the net proceeds from the issuance of the Notes, together with its existing cash on hand, to repay in full all amounts outstanding under the term loans provided under the Company’s first and second lien credit agreements. In connection with the issuance of the Notes, the repayment of the term loans and the related amendments to the first lien credit agreement, in 2010, the Company recognized a loss on the extinguishment of debt of $11.8 million, resulting from the write-off of unamortized debt issuance costs, and paid debt issuance costs of $17.6 million. The debt issuance costs are being amortized over the life of the related debt. The loss on the extinguishment of debt is recorded in other expense, net in the accompanying consolidated statement of income for the year ended December 31, 2010. See Note 2, “Summary of Significant Accounting Policies.”

Scheduled Maturities

As of December 31, 2012, there are no scheduled maturities of long-term debt in the next five years.

Subsequent Events

2023 Notes

On January 17, 2013, the Company issued $500 million in aggregate principal amount of senior unsecured notes due 2023 at a stated coupon rate of 4.75% (the “2023 Notes”). The 2023 Notes were offered and sold in a private transaction to qualified institutional buyers under Rule 144A and outside of the United States pursuant to Regulation S of the Securities Act of 1933, as amended (the “Securities Act”), have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an exemption from the registration requirements of the Securities Act. The net proceeds from the offering of $493.4 million, together with the Company’s existing sources of liquidity, will be used for general corporate purposes, including, without limitation, the redemption of $70 million in aggregate principal amount of the 2018 Notes and the 2020 Notes during 2013 (see “— 2018 Notes and 2020 Notes” below), investments in additional component capabilities and emerging markets and share repurchases under the Company’s common stock share repurchase program (see Note 10, “Capital Stock and Equity).

The 2023 Notes are senior unsecured obligations of the Company, are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain domestic subsidiaries, which are directly or indirectly 100% owned by Lear and will mature on January 15, 2023. Interest is payable on January 15 and July 15 of each year, beginning on July 15, 2013.

The Company may redeem the 2023 Notes, in whole or in part, on or after January 15, 2018, at the redemption prices set forth below, plus accrued and unpaid interest to the redemption date.

Twelve-Month Period Commencing January 15,	2023 Notes
2018	102.375%
2019	101.583%
2020	100.792%
2021 and thereafter	100.0%

Prior to January 15, 2016, the Company may redeem up to 35% of the aggregate principal amount of the 2023 Notes, in an amount not to exceed the amount of net cash proceeds of one or more equity offerings, at a redemption price equal to 104.75% of the aggregate principal amount thereof, plus accrued and unpaid interest to the redemption date, provided that at least 65% of the original aggregate principal amount of the 2023 Notes remains outstanding after the redemption and any such redemption is made within 90 days after the closing of such equity offering. Prior to January 15, 2018, the Company may redeem the 2023 Notes, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount thereof, plus a “make-whole” premium as of, and accrued and unpaid interest to, the redemption date.

Subject to certain exceptions, the indenture governing the 2023 Notes contains restrictive covenants that, among other things, limit the ability of the Company to: (i) create or permit liens, (ii) enter into sale and leaseback transactions and (iii) consolidate or merge or sell all or substantially all of the Company’s assets. The indenture governing the 2023 Notes also provides for customary events of default.

Amended and Restated Revolving Credit Facility

On January 30, 2013, the Company amended and restated its revolving credit facility to, among other things, increase the borrowing capacity from $500 million to $1.0 billion, extend the maturity date to January 2018 and reduce interest rates payable on outstanding borrowings under the facility.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2018 Notes and 2020 Notes

On February 8, 2013, the Company elected to redeem 10% of the original aggregate principal amount of each of the 2018 Notes and the 2020 Notes at a redemption price equal to 103% of the principal amount redeemed, plus accrued and unpaid interest to March 26, 2013, the redemption date. In connection with this transaction, the Company expects to pay $72 million and recognize a loss of approximately $4 million on the partial extinguishment of debt in the first quarter of 2013.

(8) Income Taxes

A summary of consolidated income before provision (benefit) for income taxes and equity in net income of affiliates and the components of provision (benefit) for income taxes is shown below (in millions):

For the year ended December 31,	2012	2011	2010
Consolidated income before provision (benefit) for income taxes and equity in net income of affiliates:
Domestic	$289.3	$257.4	$195.8
Foreign	359.6	358.3	253.0

	$648.9	$615.7	$448.8

Domestic provision (benefit) for income taxes:
Current provision (benefit)	$(4.1)	$17.6	$15.5
Deferred provision (benefit)	(720.8)	4.6	2.6

Total domestic provision (benefit)	(724.9)	22.2	18.1

Foreign provision for income taxes:
Current provision	59.8	100.6	17.0
Deferred provision (benefit)	27.1	(54.0)	(10.5)

Total foreign provision	86.9	46.6	6.5

Provision (benefit) for income taxes	$(638.0)	$68.8	$24.6

The domestic provision (benefit) includes withholding taxes related to dividends and royalties paid by the Company’s foreign subsidiaries, as well as state and local taxes. In 2012, the domestic benefit includes a tax benefit of $24.2 million related to certain transfer pricing items that are now recognized as a result of the release of the Company’s U.S. valuation allowance. The domestic deferred provision (benefit) includes the benefit of prior unrecognized net operating loss carryforwards of $104.8 million and $87.8 million for the years ended December 31, 2012 and 2011, respectively. The foreign deferred provision (benefit) includes the benefit of prior unrecognized net operating loss carryforwards of $4.6 million and $14.8 million for the years ended December 31, 2012 and 2011, respectively.

A summary of the differences between the provision (benefit) for income taxes calculated at the United States federal statutory income tax rate of 35% and the consolidated provision (benefit) for income taxes is shown below (in millions):

For the year ended December 31,	2012	2011	2010
Consolidated income before provision (benefit) for income taxes and equity in net income of affiliates multiplied by the United States federal statutory income tax rate	$227.1	$215.5	$157.1
Differences in income taxes on foreign earnings, losses and remittances	(15.5)	(37.4)	(35.4)
Valuation allowance adjustments	(764.5)	(60.8)	(56.2)
Tax credits	(43.5)	(30.7)	(19.1)
Tax audits and assessments	(48.7)	17.6	(30.8)
Increase in tax loss carryforwards (1)	—	(22.4)	(268.1)
Increase in valuation allowance related to tax loss carryforwards (1)	—	22.4	268.1
Other	7.1	(35.4)	9.0

Provision (benefit) for income taxes	$(638.0)	$68.8	$24.6

(1)	Represents the increase in tax loss carryforwards resulting from the final determination of the Company’s reorganization value for U.S. tax purposes, an international restructuring transaction and other matters, all of which are subject to a full valuation allowance as it is not more likely than not that the deferred tax assets will be realized.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

For the years ended December 31, 2012, 2011 and 2010, income in foreign jurisdictions with tax holidays was $99.2 million, $115.8 million and $164.4 million, respectively. Such tax holidays generally expire from 2013 through 2017.

Deferred income taxes represent temporary differences in the recognition of certain items for financial reporting and income tax purposes. A summary of the components of the net deferred income tax asset is shown below (in millions):

December 31,	2012	2011
Deferred income tax assets:
Tax loss carryforwards	$708.3	$806.9
Tax credit carryforwards	412.8	334.8
Retirement benefit plans	156.6	145.8
Accrued liabilities	115.8	106.4
Self-insurance reserves	11.3	10.4
Current asset basis differences	30.3	32.6
Long-term asset basis differences	(18.0)	50.4
Deferred compensation	33.7	28.1
Recoverable customer engineering, development and tooling	(11.4)	(5.7)
Undistributed earnings of foreign subsidiaries	(53.8)	(45.3)
Derivative instruments and hedging	(7.0)	1.8
Other	(0.7)	0.4

	1,377.9	1,466.6
Valuation allowance	(628.2)	(1,397.3)

Net deferred income tax asset	$749.7	$69.3

As of December 31, 2012 and 2011, the valuation allowance with respect to the Company’s deferred tax assets was $628.2 million and $1,397.3 million, respectively, a net decrease of $769.1 million.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis. In completing this evaluation, the Company considers all available evidence in order to determine whether, based on the weight of the evidence, a valuation allowance for its deferred tax assets is necessary. Such evidence includes historical results, future reversals of existing taxable temporary differences and expectations for future taxable income (exclusive of the reversal of temporary differences and carryforwards), as well as the implementation of feasible and prudent tax planning strategies. If, based on the weight of the evidence, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized, a valuation allowance is recorded.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence, such as cumulative losses in recent years, which is objective and verifiable. When measuring cumulative losses in recent years, the Company uses a rolling three year period of pretax book income, adjusted for permanent differences between book and taxable income and certain other items. The Company was profitable in 2012 but remained in a cumulative loss position through the third quarter of 2012. As of December 31, 2012, the Company was no longer in a cumulative loss position. Based on three years of profitability in the United States, as well as a forecast of taxable income in the United States in 2013 and future years, management concluded that it was more likely than not that its net deferred tax assets would be realized. As a result, substantially all of the valuation allowance that had been provided with respect to the net deferred tax assets in the United States was reversed in the fourth quarter of 2012. As of December 31, 2012, the Company continues to maintain a valuation allowance of $41.0 million with respect to certain U.S. deferred tax assets that, due to their nature, are not likely to be realized. In addition, the Company continues to maintain a valuation allowance of $587.2 million with respect to its deferred tax assets in several international jurisdictions.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company’s current and future provision for income taxes is impacted by the initial recognition of and changes in valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. The Company’s future income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowances are eliminated.

The classification of the net deferred income tax asset is shown below (in millions):

December 31,	2012	2011
Deferred income tax assets:
Current	$166.0	$57.8
Long-term	675.6	114.6
Deferred income tax liabilities:
Current	(19.1)	(14.3)
Long-term	(72.8)	(88.8)

Net deferred income tax asset	$749.7	$69.3

Deferred income taxes have not been provided on $707.1 million of certain undistributed earnings of the Company’s foreign subsidiaries as such amounts are considered to be permanently reinvested. It is not practicable to determine the unrecognized deferred tax liability on these earnings because the actual tax liability on these earnings, if any, is dependent on circumstances existing when remittance occurs.

As of December 31, 2012, the Company had tax loss carryforwards of $2.4 billion. Of the total tax loss carryforwards, $1.6 billion has no expiration date, and $800.0 million expires between 2013 and 2032. In addition, the Company had tax credit carryforwards of $412.8 million comprised principally of U.S. foreign tax credits, research and development credits and investment tax credits that generally expire between 2013 and 2032. As of December 31, 2012, the deferred tax asset related to domestic net operating loss carryforwards is lower than the actual amount reported on the Company’s domestic tax returns by approximately $16.9 million. This difference is the result of tax deductions in excess of financial statement amounts for stock-based compensation. When these amounts are realized, the Company will record the tax benefit as an increase to additional paid in capital.

As of December 31, 2012 and 2011, the Company’s gross unrecognized tax benefits were $34.4 million and $49.4 million (excluding interest and penalties), respectively, all of which, if recognized, would affect the Company’s effective tax rate. The gross unrecognized tax benefits are recorded in other long-term liabilities, with the exception of $7.5 million and $17.8 million (excluding interest and penalties), which is recorded in accrued liabilities, in the accompanying consolidated balance sheets as of December 31, 2012 and 2011, respectively.

A summary of the changes in gross unrecognized tax benefits is shown below (in millions):

For the year ended December 31,	2012	2011	2010
Balance at beginning of period	$49.4	$36.2	$63.8
Additions based on tax positions related to current year	5.2	13.8	0.3
Additions (reductions) based on tax positions related to prior years	(18.5)	4.4	(1.2)
Settlements	—	—	(4.4)
Statute expirations	(1.8)	(2.6)	(21.7)
Foreign currency translation	0.1	(2.4)	(0.6)

Balance at end of period	$34.4	$49.4	$36.2

The Company recognizes interest and penalties with respect to unrecognized tax benefits as income tax expense. As of December 31, 2012 and 2011, the Company had recorded gross reserves of $6.2 million and $11.8 million (excluding federal

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

benefit where applicable), respectively, related to interest and penalties, of which $4.4 million and $9.8 million, respectively, if recognized, would affect the Company’s effective tax rate. During the years ended December 31, 2012, 2011 and 2010, the Company recorded net tax (benefit) expense (including federal benefit where applicable) related to changes in its reserves for interest and penalties of ($4.1) million, $1.4 million and ($12.1) million, respectively.

The Company operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subject to review by both domestic and foreign tax authorities. During the next twelve months, it is reasonably possible that, as a result of audit settlements, the conclusion of current examinations and the expiration of the statute of limitations in multiple jurisdictions, the Company may decrease the amount of its gross unrecognized tax benefits by approximately $7.5 million, of which $0.6 million, if recognized, would affect the Company’s effective tax rate. The gross unrecognized tax benefits subject to potential decrease involve issues related to transfer pricing and various other tax items in multiple jurisdictions. However, as a result of ongoing examinations, tax proceedings in certain countries, additions to the gross unrecognized tax benefits for positions taken and interest and penalties, if any, arising in 2013, it is not possible to estimate the potential net increase or decrease to the Company’s gross unrecognized tax benefits during the next twelve months.

The Company considers its significant tax jurisdictions to include Brazil, Canada, China, Germany, Hungary, Italy, Mexico, Poland, Spain and the United States. The Company or its subsidiaries remain subject to income tax examination in certain U.S. state and local jurisdictions for years after 2007; however, for any taxable year prior to 2009, such jurisdictions are generally limited to the amount of any tax claims they filed in the Bankruptcy Court by January 4, 2010. Further, the Company or its subsidiaries remain subject to income tax examination in Mexico for years after 2004, in Spain for years after 2005, in Brazil, Hungary and Poland for years after 2006, in Italy generally for years after 2007, in Canada and China for years after 2008, in Germany for years after 2009 and in the United States generally for years after 2011.

Legislation

In March 2010, the Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act (the “Acts”) were signed into law. The Acts will reduce the tax deduction available to the Company to the extent of any Medicare Part D subsidy received. Although the Acts did not take effect until 2012, the Company is required to recognize the tax impact of the Acts beginning in the period in which the Acts were signed. As a result of the valuation allowance related to the Company’s net deferred tax assets in the United States, the Acts did not impact the Company’s 2011 or 2010 effective tax rate. In 2012, the impact on the effective tax rate was not significant.

In August 2010, the Education Jobs & Medicaid Assistance Act (“H.R. 1586”) was signed into law. H.R. 1586 contains a number of international tax revenue raising provisions, which were generally effective January 1, 2011. These provisions generally attempt to limit a taxpayer’s ability to fully claim foreign tax credits in several situations. The implementation of H.R. 1586 did not impact the Company’s 2012 or 2011 effective tax rate.

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

In January 2013, the American Taxpayer Relief Act of 2012 was enacted, which retroactively reinstated and extended various tax provisions applicable to the Company, including the R & D credit. In the first quarter of 2013, the Company will include a discrete tax benefit, which will reduce the Company’s effective tax rate for the quarter and to a lesser extent the annual effective tax rate.

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company has postretirement benefit plans covering certain domestic and Canadian employees. The Company’s postretirement benefit plans generally provide for the continuation of medical benefits for all eligible employees who complete a specified number of years of service and retire from the Company at age 55 or older. The Company does not fund its postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees.

Obligations and Funded Status

A reconciliation of the change in benefit obligation and the change in plan assets for the years ended December 31, 2012 and 2011, is shown below (in millions):

	Pension				Other Postretirement
	December 31, 2012		December 31, 2011		December 31, 2012		December 31, 2011
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Change in benefit obligation:
Benefit obligation at beginning of period	$533.9	$416.1	$441.6	$478.7	$113.0	$70.9	$111.4	$66.7
Acquisition and other	87.1	55.5	—	—	—	—	—	—
Service cost	3.2	9.6	2.9	6.6	0.5	1.0	0.4	1.1
Interest cost	25.4	21.0	23.4	24.3	4.4	3.2	5.4	3.8
Amendments	—	—	—	1.1	(3.2)	(3.3)	—	—
Actuarial (gain) loss	28.9	14.2	86.2	56.7	(6.9)	1.5	1.2	2.9
Benefits paid	(22.2)	(21.6)	(20.2)	(29.4)	(5.8)	(1.9)	(5.4)	(1.8)
Settlements	—	—	—	(112.9)	—	—	—	—
Special termination benefits	—	—	—	—	—	0.3	—	0.1
Translation adjustment	—	14.4	—	(9.0)	—	2.1	—	(1.9)

Benefit obligation at end of period	$656.3	$509.2	$533.9	$416.1	$102.0	$73.8	$113.0	$70.9

	Pension				Other Postretirement
	December 31, 2012		December 31, 2011		December 31, 2012		December 31, 2011
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Change in plan assets:
Fair value of plan assets at beginning of period	$329.9	$314.0	$335.2	$447.4	$—	$—	$—	$—
Acquisition and other	46.8	37.8	—	—	—	—	—	—
Actual return on plan assets	46.3	31.2	(7.7)	(10.6)	—	—	—	—
Employer contributions	16.8	18.0	22.6	26.9	5.8	1.9	5.4	1.8
Benefits paid	(22.2)	(21.6)	(20.2)	(29.4)	(5.8)	(1.9)	(5.4)	(1.8)
Settlements	—	—	—	(112.9)	—	—	—	—
Translation adjustment	—	11.2	—	(7.4)	—	—	—	—

Fair value of plan assets at end of period	$417.6	$390.6	$329.9	$314.0	$—	$—	$—	$—

Funded status	$(238.7)	$(118.6)	$(204.0)	$(102.1)	$(102.0)	$(73.8)	$(113.0)	$(70.9)

	Pension				Other Postretirement
	December 31, 2012		December 31, 2011		December 31, 2012		December 31, 2011
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Amounts recognized in the consolidated balance sheet:
Other long-term assets	$—	$7.2	$—	$5.2	$—	$—	$—	$—
Accrued liabilities	(1.7)	(3.3)	(4.1)	(2.9)	(6.8)	(2.9)	(7.7)	(2.4)
Other long-term liabilities	(237.0)	(122.5)	(199.9)	(104.4)	(95.2)	(70.9)	(105.3)	(68.5)

In the fourth quarter of 2011, the Company settled a foreign defined benefit pension obligation related to the closure of a foreign facility in 2008. The settlement transaction was subject to and in accordance with regulatory requirements and was accomplished through both the purchase of individual non-participating life annuity contracts and lump-sum payments made directly to plan participants by the plan’s trust. In conjunction with this settlement transaction, the Company recognized $17.1 million of settlement losses in 2011, as disclosed in Note 4, “Restructuring,” and in “ — Net Periodic Benefit Cost (Credit)” below.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

As of December 31, 2012 and 2011, the accumulated benefit obligation for all of the Company’s pension plans was $1,151.7 million and $944.4 million, respectively. As of December 31, 2012 and 2011, the majority of the Company’s pension plans had accumulated benefit obligations in excess of plan assets. The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets of pension plans with accumulated benefit obligations in excess of plan assets were $1,109.6 million, $1,095.8 million and $745.1 million, respectively, as of December 31, 2012, and $916.7 million, $911.1 million and $605.3 million, respectively, as of December 31, 2011.

Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

Pretax amounts recognized in comprehensive income (loss) for the years ended December 31, 2012 and 2011, are shown below (in millions):

	Pension				Other Postretirement
	December 31, 2012		December 31, 2011		December 31, 2012		December 31, 2011
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial losses recognized:
Reclassification adjustments	$4.5	$5.8	$(0.1)	$17.4	$(1.8)	$0.3	$0.3	$0.1
Actuarial gain (loss) arising during the period	(11.0)	(14.3)	(120.2)	(96.0)	6.9	(1.5)	(1.2)	(2.9)
Prior service (cost) credit recognized:
Reclassification adjustments	—	—	—	—	(3.2)	(0.2)	—	—
Prior service credit arising during the period	—	—	—	—	3.2	3.3	—	—
Translation adjustment	—	(3.1)	—	0.9	—	(0.3)	—	0.2

	$(6.5)	$(11.6)	$(120.3)	$(77.7)	$5.1	$1.6	$(0.9)	$(2.6)

In addition, the Company recognized tax benefits in comprehensive income (loss) related to its defined benefit plans of $2.8 million, $19.8 million and $11.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Pretax amounts recorded in accumulated other comprehensive loss not yet recognized in net periodic benefit cost as of December 31, 2012 and 2011, are shown below (in millions):

	Pension				Other Postretirement
	December 31, 2012		December 31, 2011		December 31, 2012		December 31, 2011
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Net unrecognized actuarial loss	$(144.9)	$(121.5)	$(138.4)	$(109.9)	$(3.9)	$(11.0)	$(9.0)	$(9.5)
Prior service credit	—	—	—	—	—	3.1	—	—

	$(144.9)	$(121.5)	$(138.4)	$(109.9)	$(3.9)	$(7.9)	$(9.0)	$(9.5)

Pretax amounts recorded in accumulated other comprehensive loss as of December 31, 2012, that are expected to be recognized as components of net periodic benefit cost in the year ending December 31, 2013, are shown below (in millions):

	Pension		Other Postretirement
	U.S.	Foreign	U.S.	Foreign
Net unrecognized actuarial gain (loss)	$(4.1)	$(6.5)	$0.1	$(0.3)
Prior service credit	—	—	—	0.4

	$(4.1)	$(6.5)	$0.1	$0.1

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Net Periodic Benefit Cost

The components of the Company’s net periodic pension benefit cost are shown below (in millions):

	Year Ended December 31,
Pension	2012		2011		2010
	U.S.	Foreign	U.S	Foreign	U.S.	Foreign
Service cost	$3.2	$9.6	$2.9	$6.6	$3.2	$4.7
Interest cost	25.4	21.0	23.4	24.3	23.1	23.7
Expected return on plan assets	(28.4)	(23.1)	(26.2)	(30.3)	(23.5)	(27.4)
Amortization of actuarial loss	3.9	5.8	—	0.3	—	—
Settlement (gain) loss	0.6	—	(0.1)	17.1	(0.1)	—
Curtailment loss, net	—	—	—	—	—	3.5

Net periodic benefit cost	$4.7	$13.3	$—	$18.0	$2.7	$4.5

The components of the Company’s net periodic other postretirement benefit cost (credit) are shown below (in millions):

	Year Ended December 31,
Other Postretirement	2012		2011		2010
	U.S.	Foreign	U.S	Foreign	U.S.	Foreign
Service cost	$0.5	$1.0	$0.4	$1.1	$0.5	$0.8
Interest cost	4.4	3.2	5.4	3.8	5.5	3.6
Amortization of actuarial loss	0.3	0.3	0.3	0.1	—	—
Amortization of prior service credit	—	(0.2)	—	—	—	—
Special termination benefits	—	0.4	—	0.1	—	0.1
Settlement gain	(5.4)	—	—	—	—	—

Net periodic benefit cost (credit)	$(0.2)	$4.7	$6.1	$5.1	$6.0	$4.5

For the years ended December 31, 2011 and 2010, the Company recognized net pension and other postretirement benefit curtailment and other losses of $17.1 million and $3.0 million, respectively, related to its restructuring actions.

Assumptions

The weighted average actuarial assumptions used in determining the benefit obligations are shown below:

	Pension		Other Postretirement
December 31,	2012	2011	2012	2011
Discount rate:
Domestic plans	4.1%	4.5%	3.7%	4.0%
Foreign plans	4.3%	4.6%	4.4%	4.5%
Rate of compensation increase:
Foreign plans	4.2%	3.6%	N/A	N/A

The weighted average actuarial assumptions used in determining the net periodic benefit cost are shown below:

For the year ended December 31,	2012	2011	2010
Pension
Discount rate:
Domestic plans	4.5%	5.5%	6.0%
Foreign plans	4.8%	5.2%	5.9%
Expected return on plan assets:
Domestic plans	8.0%	8.0%	8.0%
Foreign plans	6.7%	6.9%	6.9%
Rate of compensation increase:
Foreign plans	5.2%	3.6%	3.7%
Other postretirement
Discount rate:
Domestic plans	4.0%	5.0%	5.5%
Foreign plans	4.5%	5.6%	6.6%

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. A 1% increase in the assumed rate of healthcare cost increases each year would increase the postretirement benefit obligation by $25.4 million as of December 31, 2012, and increase the net periodic postretirement benefit cost by $1.4 million for the year then ended. A 1% decrease in the assumed rate of healthcare cost increases each year would decrease the postretirement benefit obligation by $20.5 million as of December 31, 2012, and decrease the net periodic postretirement benefit cost by $1.2 million for the year then ended.

For the measurement of postretirement benefit obligation as of December 31, 2012, domestic healthcare costs were assumed to increase 8% in 2013, grading down over time to 4.5% in 2020. Foreign healthcare costs were assumed to increase 6% in 2013, grading down over time to 4.5% in 2031 on a weighted average basis.

Plan Assets

With the exception of alternative investments, plan assets are valued at fair value using a market approach and observable inputs, such as quoted market prices in active markets (Level 1 and Level 2 inputs based on the GAAP fair value hierarchy). Alternative investments are valued at fair value based on net asset per share or unit provided for each investment fund (Level 2 input based on the GAAP fair value hierarchy). For further information on the GAAP fair value hierarchy, see Note 14, “Financial Instruments.”

The Company’s pension plan assets by asset category are shown below (in millions). Pension plan assets for the foreign plans relate to the Company’s pension plans in Canada and the United Kingdom.

December 31,	2012	2011
Equity securities:
Domestic plans	$245.2	$196.1
Foreign plans	215.9	157.7
Debt securities:
Domestic plans	118.4	82.6
Foreign plans	136.4	113.8
Alternative investments:
Domestic plans	45.1	43.5
Foreign plans	28.1	30.7
Cash and other:
Domestic plans	8.9	7.7
Foreign plans	10.2	11.8

The Company’s investment policies incorporate an asset allocation strategy that emphasizes the long-term growth of capital. The Company believes that this strategy is consistent with the long-term nature of plan liabilities and ultimate cash needs of the plans. For the domestic portfolio, the Company targets an equity allocation of 50% - 75% of plan assets, a fixed income allocation of 15% - 40%, an alternative investment allocation of 0% - 30% and a cash allocation of 0% - 10%. For the foreign portfolio, the Company targets an equity allocation of 45% - 65% of plan assets, a fixed income allocation of 30% - 40%, an alternative investment allocation of 0% - 20% and a cash allocation of 0% - 10%. Differences in the target allocations of the domestic and foreign portfolios are reflective of differences in the underlying plan liabilities. Diversification within the investment portfolios is pursued by asset class and investment management style. The investment portfolios are reviewed on a quarterly basis to maintain the desired asset allocations, given the market performance of the asset classes and investment management styles.

The Company utilizes investment management firms to manage these assets in accordance with the Company’s investment policies. Excluding alternative investments, mutual funds and ETF funds, retained investment managers are provided investment guidelines that indicate prohibited assets, which include commodities contracts, futures contracts, options, venture capital, real estate, interest-only or principal-only strips and investments in the Company’s own debt or equity. Derivative instruments are also prohibited without the specific approval of the Company. Investment managers are limited in the maximum size of individual security holdings and the maximum exposure to any one industry relative to the total portfolio. Fixed income managers are provided further investment guidelines that indicate minimum credit ratings for debt securities and limitations on weighted average maturity and portfolio duration.

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

Contributions

The Company expects contributions to its domestic and foreign pension plans to be approximately $20 to $25 million in 2013. The Company may elect to make contributions in excess of minimum funding requirements in response to investment performance or changes in interest rates or when the Company believes that it is financially advantageous to do so and based on its other cash requirements. The Company’s minimum funding requirements after 2013 will depend on several factors, including investment performance and interest rates. The Company’s minimum funding requirements may also be affected by changes in applicable legal requirements.

Benefit Payments

As of December 31, 2012, the Company’s estimate of expected benefit payments, excluding expected settlements relating to its restructuring actions, in each of the five succeeding years and in the aggregate for the five years thereafter are shown below (in millions):

	Pension		Other Postretirement
Year	U.S.	Foreign	U.S.	Foreign
2013	$19.9	$20.0	$6.8	$2.9
2014	21.0	19.9	6.9	2.4
2015	22.7	20.2	7.0	2.5
2016	23.9	20.4	7.1	2.6
2017	25.4	21.2	7.0	2.8
Five years thereafter	145.9	123.5	33.7	16.5

Multi-Employer Pension Plans

The Company currently participates in two multi-employer pension plans, the U.A.W. Labor-Management Group Pension Plan and UNITE Here National Retirement Fund, for certain of its employees. Contributions to these plans are based on three collective bargaining agreements. Two of the agreements expire on June 30, 2015, and one expires on April 24, 2015. Detailed information related to these plans is shown below:

	Pension Protection Act					Contributions to Multiemployer Pension Plan
	Zone Status
Employer Identification Number	December 31, 2012 Certification		December 31, 2011 Certification	FIP/RP Pending or Implemented	Surcharge	Year Ended December 31, 2012	Year Ended December 31, 2011		Year Ended December 31, 2010
516099782-001	Unavailable	(1)	Green	No	No	$0.5	$0.5	(3)	$0.9
13-6130178	Unavailable	(2)	Red	Yes	Yes	0.1	—		—

(1)	As of December 31, 2011, the date of the most recent plan financial statements provided, total plan assets exceeded the plan accumulated benefit obligation.
(2)	As of December 31, 2011, the date of the most recent plan financial statements provided, total plan assets were less than 65% of the plan accumulated benefit obligation.
(3)	Contributions made by the Company represent more than 5% of total contributions.

Defined Contribution Plan

The Company also sponsors defined contribution plans and participates in government-sponsored programs in certain foreign countries. Contributions are determined as a percentage of each covered employee’s salary. For the years ended December 31, 2012, 2011 and 2010, the aggregate cost of the defined contribution pension plans was $7.6 million, $7.4 million and $7.5 million, respectively.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company also has a defined contribution retirement program for its salaried employees. Contributions to this program are determined as a percentage of each covered employee’s eligible compensation. For the years ended December 31, 2012, 2011 and 2010, the Company recorded expense of $13.4 million, $14.8 million and $16.0 million, respectively, related to this program.

Legislation

The Acts described in Note 8, “Income Taxes,” contain provisions which impact the Company’s accounting for retiree medical benefits. The impact of these provisions was not significant and has been included in the determination of the Company’s other postretirement benefit plan obligations and equity. The Company will continue to assess the provisions of the Acts and may consider plan amendments to respond to the provisions of the Acts.

(10) Capital Stock and Equity

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

Common Stock Share Repurchase Program

In January 2013, the Company’s Board of Directors authorized an increase to the Company’s existing common stock share repurchase program, which permits the discretionary repurchase of the Company’s common stock, to provide for aggregate repurchases of $1.5 billion and extended the term of the program to January 10, 2016. As a result, the Company has an available repurchase authorization of approximately $998 million, including approximately $198 million of unused capacity from its prior authorization. In February 2013, the Company’s Board of Directors authorized an acceleration of the pace of the Company’s common stock share repurchase program to $600 million during 2013. With the increased pace of share repurchases, the Company anticipates that the current common stock share repurchase program will be completed no later than 2014.

Under this program, the Company may implement its share repurchases through a variety of methods, including open market purchases, accelerated stock repurchase programs and structured repurchase transactions. Through December 31, 2012, the Company had repurchased, in aggregate, 11,539,872 shares of its outstanding common stock at an average purchase price of $43.50 per share, excluding commissions. In 2012, the Company repurchased 5,357,443 shares of its outstanding common

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

stock at an average purchase price of $41.59 per share, excluding commissions, for an aggregate purchase price of $222.8 million. In 2011, the Company repurchased 6,182,429 shares of its outstanding common stock at an average purchase price of $45.15 per share, excluding commissions, for an aggregate purchase price of $279.1 million. The extent to which the Company will repurchase its outstanding common stock and the timing of such repurchases will depend upon its financial condition, prevailing market conditions, alternative uses of capital and other factors. In addition, the Company’s amended and restated credit facility and the indenture governing the Notes place certain limitations on the repurchase of common shares.

In addition to shares repurchased under the Company’s common stock share repurchase program described above, the Company classified shares withheld from the settlement of the Company’s restricted stock unit awards to cover minimum tax withholding requirements as common stock held in treasury in the accompanying consolidated balance sheets as of December 31, 2012 and 2011.

Quarterly Dividend

On February 7, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.17 per share of common stock, payable on March 20, 2013, to shareholders of record at the close of business on March 1, 2013.

In 2012 and 2011, the Company’s Board of Directors declared quarterly cash dividends of $0.14 and $0.125 per share of common stock, respectively. In 2012, declared dividends totaled $56.1 million, and dividends paid totaled $54.6 million. In 2011, declared dividends totaled $52.9 million, and dividends paid totaled $51.1 million. Dividends payable on common shares to be distributed under the Company’s stock-based compensation program and common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings will be paid when such common shares are distributed.

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock, in one or more series, and to fix the designations, terms and relative rights and preferences, including the dividend rate, voting rights, conversion rights, redemption and sinking fund provisions and liquidation preferences of each of these series. The Company issued shares of Series A Preferred Stock, par value $0.01 per share and convertible on a two-for-one basis into shares of common stock, in connection with its emergence from Chapter 11 bankruptcy proceedings in 2009. On November 10, 2010, each remaining issued and outstanding share of Series A Preferred Stock converted on a two-for-one basis into 2,941,576 shares of newly issued common stock. Prior to this conversion, shares of Series A Preferred Stock were converted into 18,850,924 shares of newly issued common stock. As of December 31, 2012 and 2011, the Company did not have any shares of Series A Preferred Stock outstanding.

Warrants

The Company issued 8,157,249 warrants in connection with its emergence from Chapter 11 bankruptcy proceedings. As of December 31, 2012 and 2011, there were 377,091 and 396,102 warrants outstanding, respectively, exercisable into 754,182 and 792,204 shares of common stock (after giving effect to the two-for-one stock split described above), respectively. In accordance with GAAP, the Company accounts for the warrants as equity instruments. The Company estimated the initial fair value of the Warrants issued to be $305.9 million using a Monte Carlo simulation pricing model with the following assumptions (after giving effect to the two-for-one stock split described above): exercise price of $0.005; implied stock price of $19.36; expected volatility of 60.0%; expected dividend rate of 0.0%; risk free interest rate of 2.3%; expiration date of five years and aggregate reorganization value of common stock and warrants of $1,636.2 million. The following is a description of the warrants:

•

Exercise — Each warrant entitles its holder to purchase two shares of common stock at an exercise price of $0.005 per share of common stock (adjusted for the two-for-one stock split described above), subject to adjustment. All warrants are exercisable until November 9, 2014 (warrant expiration date).

•

No Rights as Stockholders — Prior to the exercise of the warrants, no holder of warrants (solely in its capacity as a holder of warrants) is entitled to any rights as a stockholder of the Company, including, without limitation, the right to vote, receive notice of any meeting of stockholders or receive dividends, allotments or other distributions.

•

Adjustments —The number of shares of common stock for which a warrant is exercisable, the exercise price and the trigger price (as defined in the warrant agreement) will be subject to adjustment from time to time upon the occurrence of certain events, including an increase in the number of outstanding shares of common stock by means of a dividend consisting of shares of common stock, a subdivision of the Company’s outstanding shares of common stock into a larger number of shares of common stock or a combination of the Company’s outstanding shares of common stock into

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

a smaller number of shares of common stock. In addition, upon the occurrence of certain events constituting a reorganization, recapitalization, reclassification, consolidation, merger or similar event, each holder of a warrant will have the right to receive, upon exercise of a warrant (if then exercisable), an amount of securities, cash or other property receivable by a holder of the number of shares of common stock for which a warrant is exercisable immediately prior to such event.

Noncontrolling Interests

In 2012, the Company acquired certain noncontrolling interests in two consolidated subsidiaries. In 2011, the Company acquired a controlling interest in an affiliate previously accounted for under the equity method. In 2010, the Company sold noncontrolling interests in two previously wholly owned subsidiaries.

(11) Stock-Based Compensation

The Company adopted the Lear Corporation 2009 Long-Term Stock Incentive Plan as of November 9, 2009 (as amended, the “2009 LTSIP”). The 2009 LTSIP reserves 11,815,748 shares of common stock for issuance under stock option, restricted stock, restricted stock unit, restricted unit, performance share, performance unit and stock appreciation right awards.

Under the 2009 LTSIP, the Company has granted restricted stock units and performance shares to certain of its employees. The restricted stock units and performance shares generally vest in three years following the grant date. In the years ended December 31, 2012, 2011 and 2010, the Company recognized compensation expense related to the restricted stock unit and performance share awards of $38.9 million, $33.6 million and $21.8 million, respectively. Unrecognized compensation expense related to the restricted stock unit and performance share awards of $40.5 million will be recognized over the next 1.6 years on a weighted average basis. In accordance with the provisions of the restricted stock unit and performance share awards, the Company withholds shares from the settlement of such awards to cover minimum statutory tax withholding requirements. The withheld shares are classified as common stock held in treasury in the accompanying consolidated balance sheets as of December 31, 2012 and 2011. A summary of restricted stock unit and performance share transactions during the years ended December 31, 2012, 2011 and 2010, is shown below:

	Restricted Stock Units		Performance Shares
		Weighted Average Grant Date Fair Value (1)		Weighted Average Grant Date Fair Value (1)
Outstanding as of January 1, 2010	2,573,538		—
Granted	206,736	$35.15	—
Distributed (vested)	(896,696)		—
Cancelled	(28,650)		—

Outstanding as of December 31, 2010	1,854,928		—
Granted	181,836	$54.88	529,880	$55.15
Distributed (vested)	(875,902)		—
Cancelled	(22,446)		(32,282)

Outstanding as of December 31, 2011	1,138,416		497,598
Granted	419,954	$43.23	774,957	$45.21
Distributed (vested)	(872,645)		—
Cancelled	(16,266)		(177,166)

Outstanding as of December 31, 2012	669,459		1,095,389

(1)	The grant date fair values of restricted stock units and performance shares are based on the share price on the grant date.

(12) Commitments and Contingencies

Legal and Other Contingencies

As of December 31, 2012 and 2011, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $12.8 million and $17.0 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

On October 5, 2011, a plaintiff filed a putative class action complaint in the United States District Court for the Eastern District of Michigan against the Company and several other global suppliers of automotive wire harnesses alleging violations of federal and state antitrust and related laws. Since that time, a number of other plaintiffs have filed substantially similar class action complaints against the Company and these and other suppliers and individuals in a number of different federal district courts, and it is possible that additional similar lawsuits may be filed in the future. Plaintiffs purport to be direct and indirect purchasers of automotive wire harnesses supplied by the Company and/or the other defendants during the relevant period. The complaints allege that the defendants conspired to fix prices at which automotive wire harnesses were sold and that this had an anticompetitive effect upon interstate commerce in the United States. The complaints further allege that defendants fraudulently concealed their alleged conspiracy. The plaintiffs in these proceedings seek injunctive relief and recovery of an unspecified amount of damages, as well as costs and expenses relating to the proceedings, including attorneys’ fees. On February 7, 2012, the Judicial Panel on Multidistrict Litigation entered an order transferring and coordinating the various civil actions, for pretrial purposes, into one proceeding in the United States District Court for the Eastern District of Michigan. On May 14, 2012, three purported classes of plaintiffs — direct purchasers of automotive wire harnesses; automotive dealers that indirectly purchased automotive wire harnesses or vehicles containing such harnesses; and indirect purchasers that purchased or leased vehicles containing automotive wire harnesses (or purchased replacement automotive wire harnesses for their vehicles) — filed consolidated amended complaints in the consolidated proceeding. With respect to the Company, the consolidated amended complaints are substantially similar to the individual complaints that had been filed in the various jurisdictions. On July 13, 2012, the Company filed a motion to have these actions dismissed for failure to state a claim for relief, because plaintiffs failed to plead a plausible claim against the Company and because, even if it existed, such a claim would be barred following the Company’s emergence from bankruptcy. The Company expects the court to rule on its motion to dismiss in 2013.

Beginning in early 2012, single putative class action complaints were filed in the Superior Courts of Justice in Ontario and Quebec against the Company and several other global suppliers of automotive wire harnesses alleging violations of Canadian laws related to competition. The allegations in the complaints are substantially similar to those complaints that have been filed in the United States.

On November 17, 2011, the Company filed a motion with the United States Bankruptcy Court for the Southern District of New York seeking entry of an order enforcing the Company’s 2009 Plan of Reorganization and directing dismissal of the pending class action complaints. The bankruptcy court heard oral argument on the motion and, on February 10, 2012, ruled that claims against the Company alleging violation of antitrust law are enjoined to the extent that they arose prior to the Company’s emergence from Chapter 11 bankruptcy proceedings on November 9, 2009. The bankruptcy court further held that the District Court was the appropriate forum to address antitrust claims arising after the Company’s emergence from Chapter 11 bankruptcy proceedings. The Company appealed the bankruptcy court’s decision on this issue, and in November 2012, the appellate court ruled in favor of the Company and remanded for consideration by the bankruptcy court the possible effects of certain alleged antitrust claims arising after November 9, 2009. This issue, however, has been stayed by the bankruptcy court until a decision has been entered with respect to the motion to dismiss pending in the United States District Court for the Eastern District of Michigan.

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

A summary of the changes in reserves for product liability and warranty claims for each of the periods in the two years ended December 31, 2012, is shown below (in millions):

Balance as of January 1, 2011	$43.6
Expense, net, including changes in estimates	(2.2)
Settlements	(18.7)
Foreign currency translation and other	0.7

Balance as of December 31, 2011	23.4
Expense, net, including changes in estimates	5.3
Settlements	(7.3)
Foreign currency translation and other	1.3

Balance as of December 31, 2012	$22.7

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

As of December 31, 2012 and 2011, the Company had recorded environmental reserves of $5.2 million and $2.8 million, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Insurance Recoveries

The Company has incurred losses and incremental costs related to the destruction of assets caused by a fire at one of its European production facilities in the third quarter of 2011. During the fourth quarter of 2012, the Company reached a settlement for the recovery of such costs under applicable insurance policies. Anticipated proceeds from insurance recoveries related to losses and incremental costs that have been incurred (“loss recoveries”) are recognized when receipt is probable. Anticipated proceeds from insurance recoveries in excess of the net book value of destroyed property, plant and equipment (“insurance gain contingencies”) are recognized when all contingencies related to the claim have been resolved. Loss recoveries related to the destruction of inventory and incremental costs are included in costs of sales, and loss recoveries and insurance gain contingencies related to the destruction of property, plant and equipment are included in other expense, net. Cash proceeds related to the destruction of inventory and incremental costs are included in cash flows from operating activities, and cash proceeds related to the destruction of property, plant and equipment are included in cash flows from investing activities.

Since the fire in the third quarter of 2011, the Company incurred cumulative losses and incremental costs of $58.4 million ($34.4 million incurred in 2012). The Company also recognized in cost of sales cumulative recoveries of $59.1 million ($49.0 million recognized in 2012) and in other expense cumulative recoveries and gains of $29.9 million ($26.5 million recognized in 2012). In addition, the Company received cumulative cash proceeds of $79.0 million ($66.4 million received in 2012), of which $56.3 million ($47.2 million in 2012) has been reflected in cash flows from operating activities and $22.7 million ($19.2 million in 2012) has been reflected in cash flows from investing activities.

Employees

Approximately 61% of the Company’s employees are members of industrial trade unions and are employed under the terms of various labor agreements. Labor agreements covering approximately 82% of the Company’s unionized workforce of approximately 69,000 employees, including approximately 5% of the Company’s unionized workforce in the United States and Canada, are scheduled to expire in 2013. Management does not anticipate any significant difficulties with respect to the renewal of these agreements.

Lease Commitments

A summary of lease commitments as of December 31, 2012, under non-cancelable operating leases with terms exceeding one year is shown below (in millions):

2013	$84.7
2014	65.6
2015	52.6
2016	45.5
2017	39.4
2018 and thereafter	68.5

Total	$356.3

The Company’s operating leases cover principally buildings and transportation equipment. Rent expense was $108.8 million, $99.2 million and $80.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(13) Segment Reporting

A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Year Ended December 31, 2012
	Seating	EPMS	Other	Consolidated
Revenues from external customers	$11,029.6	$3,537.4	$—	$14,567.0
Segment earnings (1)	661.7	254.9	(211.4)	705.2
Depreciation and amortization	152.6	78.4	8.5	239.5
Capital expenditures	290.7	158.1	9.5	458.3
Total assets	4,341.9	1,432.2	2,420.0	8,194.1

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Year Ended December 31, 2011
	Seating	EPMS	Other	Consolidated
Revenues from external customers	$10,943.0	$3,213.5	$—	$14,156.5
Segment earnings (1)	703.7	185.1	(209.2)	679.6
Depreciation and amortization	146.5	92.3	7.5	246.3
Capital expenditures	184.0	139.4	6.1	329.5
Total assets	3,697.9	1,255.0	2,058.0	7,010.9

	Year Ended December 31, 2010
	Seating	EPMS	Other	Consolidated
Revenues from external customers	$9,395.3	$2,559.3	$—	$11,954.6
Segment earnings (1)	655.0	100.5	(217.1)	538.4
Depreciation and amortization	145.7	83.9	6.3	235.9
Capital expenditures	114.2	71.1	8.0	193.3
Total assets	3,491.1	1,052.2	2,077.8	6,621.1

(1)	See definition in Note 2, “Summary of Significant Accounting Policies — Segment Reporting.”

For the year ended December 31, 2012, segment earnings include restructuring charges of $47.8 million, $4.3 million and $3.1 million in the seating and EPMS segments and in the other category, respectively (Note 4, “Restructuring”).

For the year ended December 31, 2011, segment earnings include restructuring charges of $66.4 million and $2.4 million in the seating and EPMS segments, respectively (Note 4, “Restructuring”).

For the year ended December 31, 2010, segment earnings include restructuring charges of $44.2 million, $17.4 million and $2.3 million in the seating and EPMS segments and in the other category, respectively (Note 4, “Restructuring”).

A reconciliation of segment earnings to consolidated income before provision (benefit) for income taxes and equity in net income of affiliates is shown below (in millions):

For the year ended December 31,	2012	2011	2010
Segment earnings	$916.6	$888.8	$755.5
Corporate and regional headquarters and elimination of intercompany activity (“Other”)	(211.4)	(209.2)	(217.1)

Consolidated income before interest, other expense, provision (benefit) for income taxes and equity in net income of affiliates	705.2	679.6	538.4
Interest expense	49.9	39.7	55.4
Other expense, net	6.4	24.2	34.2

Consolidated income before provision (benefit) for income taxes and equity in net income of affiliates	$648.9	$615.7	$448.8

Revenues from external customers and tangible long-lived assets for each of the geographic areas in which the Company operates is shown below (in millions):

For the year ended December 31,	2012	2011	2010
Revenues from external customers:
United States	$2,891.4	$2,542.2	$2,137.1
Germany	2,142.4	2,522.5	2,110.5
Mexico	1,991.8	1,659.0	1,435.0
China	1,467.6	1,363.0	1,144.9
Other countries	6,073.8	6,069.8	5,127.1

Total	$14,567.0	$14,156.5	$11,954.6

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31,	2012	2011
Tangible long-lived assets:
United States	$213.4	$152.5
Germany	151.5	123.8
Mexico	236.7	180.8
China	131.8	86.4
Other countries	669.7	528.5

Total	$1,403.1	$1,072.0

The following is a summary of the percentage of revenues from major customers:

For the year ended December 31,	2012	2011	2010
General Motors	21.1%	18.8%	20.9%
Ford	19.8	19.4	18.2
BMW	10.6	11.6	10.9

In addition, a portion of the Company’s remaining revenues are from the above automotive manufacturing companies through various other automotive suppliers.

(14) Financial Instruments

The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to the quoted market prices of these securities (Level 2 input based on the GAAP fair value hierarchy). As of December 31, 2012, the aggregate carrying value of the Notes was $626.3 million, as compared to an estimated aggregate fair value of $696.6 million. As of December 31, 2011, the aggregate carrying value of the Notes was $695.4 million, as compared to an estimated aggregate fair value of $764.6 million.

Derivative Instruments and Hedging Activities

Foreign exchange — The Company uses forwards, swaps and other derivative contracts to reduce the effects of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce exposure to fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, various European currencies, the Chinese renminbi and the Canadian dollar. As of December 31, 2012 and 2011, contracts designated as cash flow hedges with $836.4 million and $585.7 million, respectively, of notional amount were outstanding with maturities of less than 17 months. As of December 31, 2012 and 2011, the fair value of these contracts was approximately $19.9 million and ($39.1) million, respectively. As of December 31, 2012 and 2011, other foreign currency derivative contracts that did not qualify for hedge accounting with $23.4 million and $148.4 million, respectively, of notional amount were outstanding. These foreign currency derivative contracts consist principally of hedges of cash transactions of up to four months, hedges of intercompany loans and hedges of certain other balance sheet exposures. As of December 31, 2012 and 2011, the fair value of these contracts was approximately zero and ($5.4) million, respectively.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The fair value of outstanding foreign currency derivative contracts and the related classification in the accompanying consolidated balance sheets are shown below (in millions):

December 31,	2012	2011
Contracts qualifying for hedge accounting:
Other current assets	$22.3	$0.2
Other long-term assets	0.5	—
Other current liabilities	(2.8)	(38.1)
Other long-term liabilities	(0.1)	(1.2)

	19.9	(39.1)

Contracts not qualifying for hedge accounting:
Other current assets	0.1	—
Other current liabilities	(0.1)	(5.4)

	—	(5.4)

	$19.9	$(44.5)

Pretax amounts related to foreign currency derivative contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

For the year ended December 31,	2012	2011	2010
Contracts qualifying for hedge accounting:
Gains (losses) recognized in accumulated other comprehensive loss	$55.8	$(50.4)	$9.5
(Gains) losses reclassified from accumulated other comprehensive loss	3.2	12.6	(10.8)

Comprehensive income (loss)	$59.0	$(37.8)	$(1.3)

For the years ended December 31, 2012, 2011 and 2010, net sales includes gains (losses) of $1.0 million, ($1.7) million and ($1.4) million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts. For the years ended December 31, 2012, 2011 and 2010, cost of sales includes gains (losses) of ($4.2) million, ($10.9) million and $12.2 million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts.

Interest rate — Historically, the Company used interest rate swap and other derivative contracts to manage its exposure to fluctuations in interest rates. As of December 31, 2012 and 2011, there were no interest rate contracts outstanding. The Company will continue to evaluate, and may use, derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage its exposures to fluctuations in interest rates in the future.

Commodity prices — The Company uses derivative instruments to reduce its exposure to fluctuations in certain commodity prices. These derivative instruments are utilized to hedge forecasted inventory purchases and to the extent that they qualify and meet hedge accounting criteria, they are accounted for as cash flow hedges. Commodity swap contracts that are not designated as cash flow hedges are marked to market with changes in fair value recognized immediately in the consolidated statements of income (Note 2, “Summary of Significant Accounting Policies”). As of December 31, 2012, there were no commodity swap contracts outstanding. As of December 31, 2011, commodity swap contracts with $3.4 million of notional amount were outstanding with maturities of less than twelve months. As of December 31, 2011, the fair market value of these contracts was ($0.3) million.

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Pretax amounts related to commodity swap contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

For the year ended December 31,	2012	2011
Contracts qualifying for hedge accounting:
Gains (losses) recognized in accumulated other comprehensive loss	$0.1	$(0.5)
Losses reclassified from accumulated other comprehensive loss	0.2	0.2

Comprehensive income (loss)	$0.3	$(0.3)

For each of the years ended December 31, 2012 and 2011, cost of sales includes losses of $0.2 million reclassified from accumulated other comprehensive loss related to commodity swap contracts.

As of December 31, 2012 and 2011, pretax net gains (losses) of approximately $19.9 million and ($39.4) million, respectively, related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. During the year ending December 31, 2013, the Company expects to reclassify net gains of approximately $19.5 million related to its hedging activities from accumulated other comprehensive loss into earnings. Such gains will be reclassified at the time that the underlying hedged transactions are realized. During the years ended December 31, 2012, 2011 and 2010, amounts recognized in the accompanying consolidated statements of income related to changes in the fair value of cash flow hedges that were excluded from the Company’s effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material. In addition, the Company recognized tax benefits (expense) in comprehensive income (loss) related to its derivative instruments and hedging activities of ($19.0) million and $1.8 million for the years ended December 31, 2012 and 2011, respectively.

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Items measured at fair value on a recurring basis — Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of December 31, 2012 and 2011, are shown below (in millions):

December 31, 2012
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts	Recurring	$19.9	Market/Income	$—	$19.9	$—

December 31, 2011
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts	Recurring	$(44.5)	Market/Income	$—	$(44.5)	$—
Commodity swap contracts	Recurring	$(0.3)	Market/Income	$—	$(0.3)	$—

The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. To estimate this credit spread, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of December 31, 2012 and 2011, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy during 2012 and 2011.

For further information on fair value measurements and the Company’s defined benefit pension plan assets, see Note 9, “Pension and Other Postretirement Benefit Plans.”

Items measured at fair value on a non-recurring basis — The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. As a result of the Guilford acquisition, Level 3 fair value estimates related to property, plant and equipment of $89.9 million and intangible assets of $56.0 million were recorded in the accompanying consolidated balance sheet as of December 31, 2012. For further information on these fair value measurements, see Note 3, “Acquisition.” As of December 31, 2011, there were no significant assets or liabilities measured at fair value on a non-recurring basis.

For further information on assets and liabilities measured at fair value on a non-recurring basis, see Note 2, “Summary of Significant Accounting Policies,” and Note 4, “Restructuring.”

(15) Quarterly Financial Data (unaudited)

(In millions, except per share data)

	Thirteen Weeks Ended
	March 31, 2012	June 30, 2012	September 29, 2012	December 31, 2012

Net sales	$3,644.0	$3,665.0	$3,538.6	$3,719.4
Gross profit	309.8	314.6	291.3	301.8
Consolidated net income	144.4	154.6	128.1	890.1
Net income attributable to Lear	134.1	145.4	121.4	881.9
Basic net income per share attributable to Lear	1.34	1.47	1.25	9.12
Diluted net income per share attributable to Lear	1.32	1.45	1.23	9.00

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Thirteen Weeks Ended
	April 2, 2011	July 2, 2011	October 1, 2011	December 31, 2011

Net sales	$3,511.7	$3,676.3	$3,460.0	$3,508.5
Gross profit	323.4	346.6	280.5	242.7
Consolidated net income	162.7	185.7	108.1	113.9
Net income attributable to Lear	156.0	177.5	100.7	106.5
Basic net income per share attributable to Lear	1.48	1.70	0.97	1.05
Diluted net income per share attributable to Lear	1.44	1.65	0.95	1.03

(16) Accounting Pronouncements

Comprehensive Income

The Financial Accounting Standards Board (“FASB”) amended ASC 220, “Comprehensive Income,” with ASU 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income,” which revises the manner in which comprehensive income is presented in an entity’s financial statements. This update requires the presentation of the components of comprehensive income in either a continuous statement of comprehensive income or in two separate but consecutive financial statements. The option to present comprehensive income in the statement of stockholders’ equity has been eliminated. The provisions of this update were effective as of January 1, 2012, and the Company has included a consolidated statement of comprehensive income as part of the consolidated financial statements included in this Report.

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements

December 31, 2012
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$481.4	$0.1	$920.7	$—	$1,402.2
Accounts receivable	47.7	358.4	1,634.6	—	2,040.7
Inventories	5.2	264.3	457.6	—	727.1
Other	162.9	70.2	470.4	—	703.5

Total current assets	697.2	693.0	3,483.3	—	4,873.5

Long-Term Assets:
Property, plant and equipment, net	91.5	273.3	1,038.3	—	1,403.1
Goodwill	23.5	400.8	322.2	—	746.5
Investments in subsidiaries	1,494.7	1,287.8	—	(2,782.5)	—
Other	769.9	67.5	333.6	—	1,171.0

Total long-term assets	2,379.6	2,029.4	1,694.1	(2,782.5)	3,320.6

Total assets	$3,076.8	$2,722.4	$5,177.4	$(2,782.5)	$8,194.1

Liabilities and Equity
Current Liabilities:
Accounts payable and drafts	$114.3	$555.2	$1,563.5	$—	$2,233.0
Accrued liabilities	124.7	192.8	666.4	—	983.9

Total current liabilities	239.0	748.0	2,229.9	—	3,216.9

Long-Term Liabilities:
Long-term debt	626.3	—	—	—	626.3
Intercompany accounts, net	(1,471.3)	447.6	1,023.7	—	—
Other	195.7	179.5	363.5	—	738.7

Total long-term liabilities	(649.3)	627.1	1,387.2	—	1,365.0

Equity:
Lear Corporation stockholders’ equity	3,487.1	1,347.3	1,435.2	(2,782.5)	3,487.1
Noncontrolling interests	—	—	125.1	—	125.1

Equity	3,487.1	1,347.3	1,560.3	(2,782.5)	3,612.2

Total liabilities and equity	$3,076.8	$2,722.4	$5,177.4	$(2,782.5)	$8,194.1

December 31, 2011
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$820.3	$0.1	$933.9	$—	$1,754.3
Accounts receivable	56.6	298.9	1,524.6	—	1,880.1
Inventories	7.7	234.1	396.0	—	637.8
Other	91.6	26.2	371.5	—	489.3

Total current assets	976.2	559.3	3,226.0	—	4,761.5

Long-Term Assets:
Property, plant and equipment, net	93.5	161.2	817.3	—	1,072.0
Goodwill	23.5	303.9	301.2	—	628.6
Investments in subsidiaries	628.2	1,025.7	—	(1,653.9)	—
Other	117.2	28.9	402.7	—	548.8

Total long-term assets	862.4	1,519.7	1,521.2	(1,653.9)	2,249.4

Total assets	$1,838.6	$2,079.0	$4,747.2	$(1,653.9)	$7,010.9

Liabilities and Equity
Current Liabilities:
Accounts payable and drafts	$104.5	$461.4	$1,448.4	$—	$2,014.3
Accrued liabilities	149.6	157.1	742.5	—	1,049.2

Total current liabilities	254.1	618.5	2,190.9	—	3,063.5

Long-Term Liabilities:
Long-term debt	695.4	—	—	—	695.4
Intercompany accounts, net	(1,749.3)	669.9	1,079.4	—	—
Other	202.0	149.0	339.9	—	690.9

Total long-term liabilities	(851.9)	818.9	1,419.3	—	1,386.3

Equity:
Lear Corporation stockholders’ equity	2,436.4	641.6	1,012.3	(1,653.9)	2,436.4
Noncontrolling interests	—	—	124.7	—	124.7

Equity	2,436.4	641.6	1,137.0	(1,653.9)	2,561.1

Total liabilities and equity	$1,838.6	$2,079.0	$4,747.2	$(1,653.9)	$7,010.9

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

Year Ended December 31, 2012
	Lear	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$483.7	$5,850.1	$12,484.6	$(4,251.4)	$14,567.0
Cost of sales	555.6	5,295.3	11,750.0	(4,251.4)	13,349.5
Selling, general and administrative expenses	213.8	38.0	227.5	—	479.3
Amortization of intangible assets	1.7	2.8	28.5	—	33.0
Intercompany charges	4.6	1.8	(6.4)	—	—
Interest expense	2.3	21.8	25.8	—	49.9
Other intercompany (income) expense, net	(252.5)	116.5	136.0	—	—
Other expense, net	2.9	2.4	1.1	—	6.4

Consolidated income (loss) before provision (benefit) for income taxes and equity in net income of affiliates and subsidiaries	(44.7)	371.5	322.1	—	648.9
Provision (benefit) for income taxes	(714.9)	141.7	(64.8)	—	(638.0)
Equity in net income of affiliates	(6.1)	(3.6)	(20.6)	—	(30.3)
Equity in net income of subsidiaries	(606.5)	(192.6)	—	799.1	—

Consolidated net income	1,282.8	426.0	407.5	(799.1)	1,317.2
Less: Net income attributable to noncontrolling interests	—	—	34.4	—	34.4

Net income attributable to Lear	$1,282.8	$426.0	$373.1	$(799.1)	$1,282.8

Consolidated comprehensive income	$1,314.0	$475.6	$410.9	$(850.9)	$1,349.6
Less: Comprehensive income attributable to noncontrolling interests	—	—	35.6	—	35.6

Comprehensive income attributable to Lear	$1,314.0	$475.6	$375.3	$(850.9)	$1,314.0

Year Ended December 31, 2011
	Lear	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$389.5	$5,231.9	$12,668.7	$(4,133.6)	$14,156.5
Cost of sales	489.0	4,764.2	11,843.7	(4,133.6)	12,963.3
Selling, general and administrative expenses	189.7	12.8	283.1	—	485.6
Amortization of intangible assets	1.7	—	26.3	—	28.0
Intercompany charges	4.2	2.4	(6.6)	—	—
Interest expense	—	24.5	15.2	—	39.7
Other intercompany (income) expense, net	(395.0)	203.8	191.2	—	—
Other expense, net	3.4	15.3	5.5	—	24.2

Consolidated income (loss) before provision (benefit) for income taxes and equity in net income of affiliates and subsidiaries	96.5	208.9	310.3	—	615.7
Provision (benefit) for income taxes	17.0	4.7	47.1	—	68.8
Equity in net income of affiliates	1.1	(3.0)	(21.6)	—	(23.5)
Equity in net income of subsidiaries	(462.3)	(247.0)	—	709.3	—

Consolidated net income	540.7	454.2	284.8	(709.3)	570.4
Less: Net income attributable to noncontrolling interests	—	—	29.7	—	29.7

Net income attributable to Lear	$540.7	$454.2	$255.1	$(709.3)	$540.7

Consolidated comprehensive income	$286.7	$373.2	$179.9	$(520.9)	$318.9
Less: Comprehensive income attributable to noncontrolling interests	—	—	32.2	—	32.2

Comprehensive income attributable to Lear	$286.7	$373.2	$147.7	$(520.9)	$286.7

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

Year Ended December 31, 2010
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$291.0	$4,373.0	$10,719.3	$(3,428.7)	$11,954.6
Cost of sales	402.4	3,926.4	10,036.2	(3,428.7)	10,936.3
Selling, general and administrative expenses	200.8	10.6	241.3	—	452.7
Amortization of intangible assets	1.7	—	25.5	—	27.2
Intercompany charges	4.1	3.5	(7.6)	—	—
Interest expense	10.1	41.2	4.1	—	55.4
Other intercompany (income) expense, net	(286.1)	150.1	136.0	—	—
Other expense, net	20.4	(6.3)	20.1	—	34.2

Consolidated income (loss) before provision (benefit) for income taxes and equity in net income of affiliates and subsidiaries	(62.4)	247.5	263.7	—	448.8
Provision (benefit) for income taxes	13.3	1.2	10.1	—	24.6
Equity in net income of affiliates	(3.7)	(1.3)	(32.2)	—	(37.2)
Equity in net income of subsidiaries	(510.3)	(184.5)	—	694.8	—

Consolidated net income	438.3	432.1	285.8	(694.8)	461.4
Less: Net income attributable to noncontrolling interests	—	—	23.1	—	23.1

Net income attributable to Lear	$438.3	$432.1	$262.7	$(694.8)	$438.3

Consolidated comprehensive income	$361.6	$415.7	$244.0	$(634.1)	$387.2
Less: Comprehensive income attributable to noncontrolling interests	—	—	25.6	—	25.6

Comprehensive income attributable to Lear	$361.6	$415.7	$218.4	$(634.1)	$361.6

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

Year Ended December 31, 2012
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(in millions)
Net Cash Provided by Operating Activities	$(35.4)	$334.0	$431.2	$—	$729.8

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(11.3)	(97.4)	(349.6)	—	(458.3)
Insurance proceeds	—	—	19.2	—	19.2
Cash paid for acquisitions, net of cash acquired	(243.9)	—	—	—	(243.9)
Other, net	0.4	6.3	(11.6)	—	(4.9)

Net cash used in investing activities	(254.8)	(91.1)	(342.0)	—	(687.9)

Cash Flows from Financing Activities:
Repurchase of senior notes	(72.1)	—	—	—	(72.1)
Repurchase of common stock	(222.8)	—	—	—	(222.8)
Dividends paid to Lear Corporation stockholders	(54.6)	—	—	—	(54.6)
Dividends paid to noncontrolling interests	—	—	(23.1)	—	(23.1)
Change in intercompany accounts	306.9	(242.9)	(64.0)	—	—
Other, net	(6.1)	—	(17.4)	—	(23.5)

Net cash used in financing activities	(48.7)	(242.9)	(104.5)	—	(396.1)

Effect of foreign currency translation	—	—	2.1	—	2.1

Net Change in Cash and Cash Equivalents	(338.9)	—	(13.2)	—	(352.1)
Cash and Cash Equivalents at Beginning of Period	820.3	0.1	933.9	—	1,754.3

Cash and Cash Equivalents at End of Period	$481.4	$0.1	$920.7	$—	$1,402.2

Year Ended December 31, 2011
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(in millions)
Net Cash Provided by Operating Activities	$180.4	$212.4	$397.5	$—	$790.3

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(10.5)	(57.8)	(261.2)	—	(329.5)
Insurance proceeds	—	—	3.5	—	3.5
Cash paid for acquisitions, net of cash acquired	—	—	(8.4)	—	(8.4)
Other, net	23.2	1.9	6.1	—	31.2

Net cash used in investing activities	12.7	(55.9)	(260.0)	—	(303.2)

Cash Flows from Financing Activities:
Payment of debt issuance and other financing costs	(4.8)	—	—	—	(4.8)
Other long-term debt repayments, net	—	—	(1.1)	—	(1.1)
Short-term repayments, net	—	—	(4.0)	—	(4.0)
Repurchase of common stock	(279.1)	—	—	—	(279.1)
Dividends paid to Lear Corporation stockholders	(51.1)	—	—	—	(51.1)
Dividends paid to noncontrolling interests	—	—	(18.5)	—	(18.5)
Change in intercompany accounts	167.1	(156.8)	(10.3)	—	—
Other, net	(13.7)	—	—	—	(13.7)

Net cash used in financing activities	(181.6)	(156.8)	(33.9)	—	(372.3)

Effect of foreign currency translation	—	—	(14.6)	—	(14.6)

Net Change in Cash and Cash Equivalents	11.5	(0.3)	89.0	—	100.2
Cash and Cash Equivalents at Beginning of Period	808.8	0.4	844.9	—	1,654.1

Cash and Cash Equivalents at End of Period	$820.3	$0.1	$933.9	$—	$1,754.3

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

Year Ended December 31, 2010
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(in millions)
Net Cash Provided by Operating Activities	$(54.6)	$333.1	$343.4	$—	$621.9

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(15.5)	(42.3)	(135.5)	—	(193.3)
Other, net	(3.8)	2.1	2.9	—	1.2

Net cash used in investing activities	(19.3)	(40.2)	(132.6)	—	(192.1)

Cash Flows from Financing Activities:
Proceeds from the issuance of senior notes	694.5	—	—	—	694.5
First lien credit agreement repayments	(375.0)	—	—	—	(375.0)
Second lien credit agreement repayments	(550.0)	—	—	—	(550.0)
Payment of debt issuance and other financing costs	(17.6)	—	—	—	(17.6)
Other long-term debt repayments, net	—	—	(9.3)	—	(9.3)
Short-term repayments, net	—	—	(34.0)	—	(34.0)
Dividends paid to noncontrolling interests	—	—	(16.2)	—	(16.2)
Change in intercompany accounts	558.7	(292.6)	(266.1)	—	—
Other, net	(12.8)	—	(0.3)	—	(13.1)

Net cash used in financing activities	297.8	(292.6)	(325.9)	—	(320.7)

Effect of foreign currency translation	—	—	(9.0)	—	(9.0)

Net Change in Cash and Cash Equivalents	223.9	0.3	(124.1)	—	100.1
Cash and Cash Equivalents at Beginning of Period	584.9	0.1	969.0	—	1,554.0

Cash and Cash Equivalents at End of Period	$808.8	$0.4	$844.9	$—	$1,654.1

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

Basis of Presentation — Certain of Lear’s domestic 100% owned subsidiaries (the “Guarantors”) have jointly and severally unconditionally guaranteed, on a senior unsecured basis, the performance and the full and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of the Company’s obligations under its revolving credit facility and the indentures governing the Notes and the 2023 Notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the Notes and the 2023 Notes. The Notes consist of $315 million in aggregate principal amount of 7.875% senior unsecured notes due 2018 and $315 million in aggregate principal amount of 8.125% senior unsecured notes due 2020. The 2023 Notes consist of $500 million in aggregate principal amount of 4.75% senior unsecured notes due 2023 and were issued in January 2013. The Guarantors include Guilford Mills, Inc., Lear Corporation EEDS and Interiors, Lear Mexican Seating Corporation and Lear Operations Corporation. Guilford Mills, Inc. was added as a guarantor, and Lear European Operations Corporation was released as a guarantor in 2012. In lieu of providing separate financial statements for the Guarantors, the Company has included the supplemental guarantor condensed consolidating financial statements above. These financial statements reflect the Guarantors listed above for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

The 2011 and 2010 supplemental guarantor condensed consolidating financial statements have been restated to reflect certain changes to the equity investments of the Guarantors.

Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

Selling, General and Administrative Expenses — Corporate and division selling, general and administrative expenses are allocated to the operating subsidiaries based on various factors, which estimate usage of particular corporate and division functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries. During the years ended December 31, 2012, 2011 and 2010, $38.1 million, $28.7 million and $15.3 million, respectively, of selling, general administrative expenses were allocated from Lear.

Long-Term Debt of Lear and the Guarantors — A summary of long-term debt of Lear and the Guarantors on a combined basis is shown below (in millions):

December 31,	2012	2011
Senior notes	$626.3	$695.4

LEAR CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In millions)

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2012
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$30.7	$5.9	$(4.2)	$3.0	$35.4
Reserve for unmerchantable inventory	86.1	21.9	(18.2)	—	89.8
Restructuring reserves	62.5	55.1	(73.4)	—	44.2
Allowance for deferred tax assets	1,397.3	90.2	(871.7)	12.4	628.2

Total	$1,576.6	$173.1	$(967.5)	$15.4	$797.6

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2011
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$14.5	$19.0	$(1.8)	$(1.0)	$30.7
Reserve for unmerchantable inventory	83.5	22.0	(16.8)	(2.6)	86.1
Restructuring reserves	42.1	51.1	(30.7)	—	62.5
Allowance for deferred tax assets	1,407.3	71.1	(68.2)	(12.9)	1,397.3

Total	$1,547.4	$163.2	$(117.5)	$(16.5)	$1,576.6

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2010
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts (1)	$—	$19.0	$(4.2)	$(0.3)	$14.5
Reserve for unmerchantable inventory (1)	—	105.5	(19.6)	(2.4)	83.5
Restructuring reserves	83.1	60.9	(101.9)	—	42.1
Allowance for deferred tax assets	1,166.4	318.0	(61.6)	(15.5)	1,407.3

Total	$1,249.5	$503.4	$(187.3)	$(18.2)	$1,547.4

(1)	In conjunction with the adoption of fresh-start accounting as of November 7, 2009, accounts receivable and inventory were stated at fair value. As a result, the allowance for doubtful accounts and the reserve for unmerchantable inventory were zero as of this date.

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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

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

(d)	Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Equity Compensation Plan Information

As of December 31, 2012	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,764,848	(2)	$—	(3)	7,233,218
Equity compensation plans not approved by security holders	—		—		—

Total	1,764,848		$—		7,233,218

(1)	Includes the Lear Corporation 2009 Long-Term Stock Incentive Plan (LTSIP), which was approved by the Bankruptcy Court and became effective November 9, 2009. Plans approved by the Bankruptcy Court as part of our Plan of Reorganization are deemed to be approved by the stockholders of the Company under Delaware General Corporation Law.
(2)	Includes 669,459 of outstanding restricted stock units and 1,095,389 of outstanding performance shares.
(3)	Reflects outstanding restricted stock units and performance shares at a weighted average price of zero.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference herein to the Proxy Statement sections entitled “Certain Relationships and Related Party Transactions” and “Directors and Corporate Governance — Independence of Directors.”

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference herein to the Proxy Statement section entitled “Fees of Independent Accountants.”

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as part of this Form 10-K.

1.	Consolidated Financial Statements:

Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts

All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

3.	The exhibits listed on the “Index to Exhibits” on pages 102 through 104 are filed with this Form 10-K or incorporated by reference as set forth below.

(b)	The exhibits listed on the “Index to Exhibits” on pages 102 through 104 are filed with this Form 10-K or incorporated by reference as set forth below.

(c)	Additional Financial Statement Schedules

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 12, 2013.

Lear Corporation

By:	/s/ Matthew J. Simoncini
Matthew J. Simoncini
President and Chief Executive Officer
and a Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Lear Corporation and in the capacities indicated on February 12, 2013.

/s/ Matthew J. Simoncini	/s/ Kathleen Ligocki
Matthew J. Simoncini	Kathleen Ligocki
President and Chief Executive Officer and a Director	a Director
(Principal Executive Officer)

/s/ Jeffrey H. Vanneste	/s/ Conrad L. Mallett, Jr.
Jeffrey H. Vanneste	Conrad L. Mallett, Jr.
Senior Vice President and Chief Financial Officer	a Director
(Principal Financial Officer )

/s/ Wendy L. Foss	/s/ Donald L. Runkle
Wendy L. Foss	Donald L. Runkle
Vice President, Corporate Controller and Chief	a Director
Accounting Officer (Principal Accounting Officer)

/s/ Thomas P. Capo	/s/ Gregory C. Smith
Thomas P. Capo	Gregory C. Smith
a Director	a Director

/s/ Jonathan F. Foster	/s/ Henry D.G. Wallace
Jonathan F. Foster	Henry D.G. Wallace
a Director	Non-Executive Chairman of the Board of Directors and a Director

Index to Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 9, 2009).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 9, 2009).

3.3	Certificate of Designations of Series A Convertible Participating Preferred Stock of the Company, as filed with the Secretary of State of the State of Delaware on November 9, 2009 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated November 9, 2009).

4.1	Warrant Agreement by and between the Company and Mellon Investor Services LLC, as Warrant Agent, dated as of November 9, 2009 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 9, 2009).

4.2	Indenture, dated March 26, 2010, among the Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 23, 2010).

4.3	First Supplemental Indenture, dated March 26, 2010, among the Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 23, 2010).

**4.4	Second Supplemental Indenture, dated as of August 15, 2012, by and among Lear Corporation, the Subsidiary Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A.

4.5	Third Supplemental Indenture, dated as of January 17, 2013, by and among Lear Corporation, the Subsidiary Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 14, 2013).

4.6	Registration Rights Agreement, dated as of January 17, 2013, by and among the Company and each of the other parties thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 14, 2013).

10.1	Amended and Restated Credit Agreement, dated as of January 30, 2013, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 30, 2013).

10.2*	Lear Corporation 2009 Long-Term Stock Incentive Plan (including the 2009 Restricted Stock Unit Terms and Conditions set forth in Annex A thereto) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 9, 2009).

10.3*	Form of 2010 Restricted Stock Unit Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010).

10.4*	Form of Performance Unit Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010).

10.5*	Lear Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 9, 2009).

10.6*	Lear Corporation Pension Equalization Program, as amended through August 15, 2003 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.7*	First Amendment to the Lear Corporation Pension Equalization Program, dated as of December 21, 2006 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.8*	Second Amendment to the Lear Corporation Pension Equalization Program, dated as of May 9, 2007 (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.9*	Third Amendment to the Lear Corporation Pension Equalization Program, effective as of December 18, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 18, 2007).

10.10*	Lear Corporation Outside Directors Compensation Plan, amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010).

10.11*	Lear Corporation Outside Directors Compensation Plan – Form of Retainer and Stock Grant Deferral Elections (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.12*	Employment Agreement, dated June 30, 2009, between the Company and Raymond E. Scott (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 29, 2009).

10.13*	Employment Agreement, dated June 30, 2009, between the Company and Terrence B. Larkin (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.14*	Non-Executive Chairman Compensation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010).

10.15*	Form of Restricted Stock Unit Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011).

10.16*	Form of Performance Share Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011).

10.17*	Amended and Restated Employment Agreement, dated as of August 9, 2011, between the Company and Matthew J. Simoncini (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011).

10.18*	Employment Agreement, dated June 30, 2009, between the Company and Mel Stephens (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.19*	September 2011 Restricted Stock Unit Terms and Conditions for Jason M. Cardew (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.20*	Employment Agreement, dated March 15, 2012, between the Company and Jeffrey H. Vanneste (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.21*	March 2012 Restricted Stock Unit Terms and Conditions for Jeffrey H. Vanneste (2-Year Vesting) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.22*	March 2012 Restricted Stock Unit Terms and Conditions for Jeffrey H. Vanneste (3-Year Vesting) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.23*	Amended and Restated Employment Agreement, dated September 12, 2012, between the Company and Frank C. Orsini (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012).

10.24*	Lear Corporation Salaried Retirement Restoration Program (f/k/a Lear Corporation PSP Excess Plan), amended and restated effective January 1, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 14, 2012).

10.25*	Form of Career Share Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 14, 2012).

** 12.1	Computation of ratios of earnings to fixed charges.

** 21.1	List of subsidiaries of the Company.

** 23.1	Consent of Ernst & Young LLP.

** 31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

** 31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

** 32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated September 18, 2009 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated November 5, 2009).

***101.INS	XBRL Instance Document.

***101.SCH	XBRL Taxonomy Extension Schema Document.

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Compensatory plan or arrangement.
**	Filed herewith.
***	Submitted electronically with the Report.