Form 10-Q
period 2013-03-30
LEAR CORP
filed 2013-04-25
CIK 842162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of April 22, 2013, the number of shares outstanding of the registrant’s common stock was 92,460,099 shares.

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 30, 2013

LEAR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have prepared the condensed consolidated financial statements of Lear Corporation and subsidiaries, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended December 31, 2012.

The financial information presented reflects all adjustments (consisting of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations, cash flows and financial position for the interim periods presented. These results are not necessarily indicative of a full year’s results of operations.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 30, 2013 (1)	December 31, 2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,601.3	$1,402.2
Accounts receivable	2,438.0	2,040.7
Inventories	793.4	727.1
Other	703.6	703.5

Total current assets	5,536.3	4,873.5

LONG-TERM ASSETS:
Property, plant and equipment, net	1,423.7	1,403.1
Goodwill	741.5	746.5
Other	1,122.7	1,171.0

Total long-term assets	3,287.9	3,320.6

Total assets	$8,824.2	$8,194.1

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and drafts	$2,491.1	$2,233.0
Accrued liabilities	1,072.9	983.9

Total current liabilities	3,564.0	3,216.9

LONG-TERM LIABILITIES:
Long-term debt	1,056.8	626.3
Other	717.6	738.7

Total long-term liabilities	1,774.4	1,365.0

EQUITY:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 107,932,440 and 107,863,310 shares issued as of March 30, 2013 and December 31, 2012, respectively	1.1	1.1
Additional paid-in capital, including warrants to purchase common stock	2,155.9	2,155.7
Common stock held in treasury, 15,487,798 and 11,921,235 shares as of March 30, 2013 and December 31, 2012, respectively, at cost	(714.0)	(517.9)
Retained earnings	2,241.0	2,149.0
Accumulated other comprehensive loss	(323.4)	(300.8)

Lear Corporation stockholders’ equity	3,360.6	3,487.1
Noncontrolling interests	125.2	125.1

Equity	3,485.8	3,612.2

Total liabilities and equity	$8,824.2	$8,194.1

(1)	Unaudited.

The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in millions, except per share data)

	Three Months Ended
	March 30, 2013	March 31, 2012

Net sales	$3,947.1	$3,644.0

Cost of sales	3,634.7	3,334.2
Selling, general and administrative expenses	129.6	116.1
Amortization of intangible assets	8.6	6.9
Interest expense	16.7	12.5
Other expense, net	10.7	0.3

Consolidated income before provision for income taxes and equity in net income of affiliates	146.8	174.0

Provision for income taxes	37.9	39.3
Equity in net income of affiliates	(8.0)	(9.7)

Consolidated net income	116.9	144.4
Less: Net income attributable to noncontrolling interests	8.4	10.3

Net income attributable to Lear	$108.5	$134.1

Basic net income per share attributable to Lear	$1.14	$1.34

Diluted net income per share attributable to Lear	$1.13	$1.32

Consolidated comprehensive income (Note 12)	$94.7	$211.8
Less: Comprehensive income attributable to noncontrolling interests	8.8	10.8

Comprehensive income attributable to Lear	$85.9	$201.0

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Three Months Ended
	March 30, 2013	March 31, 2012

Cash Flows from Operating Activities:
Consolidated net income	$116.9	$144.4
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	66.4	53.7
Net change in recoverable customer engineering, development and tooling	20.0	(36.7)
Net change in working capital items (see below)	(159.6)	(159.3)
Other, net	20.1	2.1

Net cash provided by operating activities	63.8	4.2

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(98.7)	(70.3)
Insurance proceeds	7.1	1.0
Other, net	51.3	4.9

Net cash used in investing activities	(40.3)	(64.4)

Cash Flows from Financing Activities:
Proceeds from the issuance of senior notes	500.0	—
Repurchase of senior notes	(72.1)	—
Payment of debt issuance and other financing costs	(13.4)	—
Repurchase of common stock	(200.1)	(52.5)
Dividends paid to Lear Corporation stockholders	(16.2)	(13.8)
Dividends paid to noncontrolling interests	(3.9)	(3.2)
Other	(5.1)	(3.2)

Net cash provided by (used in) financing activities	189.2	(72.7)

Effect of foreign currency translation	(13.6)	9.5

Net Change in Cash and Cash Equivalents	199.1	(123.4)
Cash and Cash Equivalents as of Beginning of Period	1,402.2	1,754.3

Cash and Cash Equivalents as of End of Period	$1,601.3	$1,630.9

Changes in Working Capital Items:
Accounts receivable	$(432.4)	$(456.8)
Inventories	(76.3)	(68.1)
Accounts payable	288.2	309.9
Accrued liabilities and other	60.9	55.7

Net change in working capital items	$(159.6)	$(159.3)

Supplementary Disclosure:
Cash paid for interest	$26.5	$28.8

Cash paid for income taxes	$28.4	$13.3

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

Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended March 30, 2013.

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

In the first quarter of 2013, the Company recorded charges of $17.0 million in connection with its restructuring actions. These charges consist of $11.8 million recorded as cost of sales and $5.2 million recorded as selling, general and administrative expenses. The restructuring charges consist of employee termination benefits of $8.2 million, asset impairment charges of $4.0 million and contract termination costs of $0.3 million, as well as other related costs of $4.5 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and/or equipment with carrying values of $4.0 million in excess of related estimated fair values. The Company expects to incur approximately $34 million of additional restructuring costs related to activities initiated as of March 30, 2013, and expects that the components of such costs will be consistent with its historical experience. Any future restructuring actions will depend upon market conditions, customer actions and other factors.

A summary of 2013 activity is shown below (in millions):

			Utilization
	Accrual as of January 1, 2013	2013 Charges	Cash	Non-cash	Accrual as of March 30, 2013

Employee termination benefits	$38.5	$8.2	$(7.5)	$—	$39.2
Contract termination costs	5.7	0.3	(0.2)	—	5.8
Asset impairment charges	—	4.0	—	(4.0)	—
Other related costs	—	4.5	(4.5)	—	—

Total	$44.2	$17.0	$(12.2)	$(4.0)	$45.0

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(3) Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	March 30, 2013	December 31, 2012

Raw materials	$628.7	$582.2
Work-in-process	51.2	37.4
Finished goods	113.5	107.5

Inventories	$793.4	$727.1

(4) Pre-Production Costs Related to Long-Term Supply Agreements

The Company incurs pre-production engineering and development (“E&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production E&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the Company does not have a non-cancelable right to use the tooling. During the first quarters of 2013 and 2012, the Company capitalized $50.3 million and $59.7 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During the first quarters of 2013 and 2012, the Company also capitalized $47.0 million and $41.8 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets. During the first quarters of 2013 and 2012, the Company collected $105.4 million and $60.9 million, respectively, of cash related to E&D and tooling costs.

The classification of recoverable customer E&D and tooling costs related to long-term supply agreements is shown below (in millions):

	March 30, 2013	December 31, 2012

Current	$117.0	$141.8
Long-term	56.6	55.0

Recoverable customer engineering, development and tooling	$173.6	$196.8

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A summary of property, plant and equipment is shown below (in millions):

	March 30, 2013	December 31, 2012

Land	$112.6	$114.0
Buildings and improvements	496.3	475.1
Machinery and equipment	1,336.4	1,306.6
Construction in progress	154.4	139.6

Total property, plant and equipment	2,099.7	2,035.3
Less — accumulated depreciation	(676.0)	(632.2)

Net property, plant and equipment	$1,423.7	$1,403.1

Depreciation expense was $57.8 million and $46.8 million for the three months ended March 30, 2013 and March 31, 2012, respectively.

The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with GAAP. If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. The Company does not believe that there were any indicators that would have resulted in long-lived asset impairment charges as of March 30, 2013. The Company will, however, continue to assess the impact of any significant industry events and long-term automotive production estimates on the realization of its long-lived assets.

In the first quarter of 2013, the Company recognized asset impairment charges of $4.0 million in conjunction with its restructuring actions (Note 2, “Restructuring”).

Investments in Affiliates

In the first quarter of 2013, the Company completed the sale of its 22.88% ownership interest in International Automotive Components Group North America, LLC for net proceeds of $49.6 million. The Company did not recognize a significant gain or loss related to this transaction.

(6) Goodwill

A summary of the changes in the carrying amount of goodwill, all of which relates to the seating segment, for the three months ended March 30, 2013, is shown below (in millions):

Balance as of January 1, 2013	$746.5
Foreign currency translation	(5.0)

Balance as of March 30, 2013	$741.5

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

The Company does not believe that there were any indicators that would have resulted in goodwill impairment charges as of March 30, 2013. The Company will, however, continue to assess the impact of any significant industry events and long-term automotive production estimates on its recorded goodwill.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(7) Long-Term Debt

A summary of long-term debt and the related weighted average interest rates is shown below (in millions):

	March 30, 2013		December 31, 2012
	Long-Term Debt	Weighted Average Interest Rate	Long-Term Debt	Weighted Average Interest Rate

7.875% Senior Notes due 2018	$278.6	8.00%	$313.4	8.00%
8.125% Senior Notes due 2020	278.2	8.25%	312.9	8.25%
4.75% Senior Notes due 2023	500.0	4.75%

Long-term debt	$1,056.8		$626.3

Senior Notes

As of March 30, 2013, the Company’s long-term debt consists of $280 million in aggregate principal amount at maturity of senior unsecured notes due 2018 at a stated coupon rate of 7.875% (the “2018 Notes”), $280 million in aggregate principal amount at maturity of senior unsecured notes due 2020 at a stated coupon rate of 8.125% (the “2020 Notes”) and $500 million in aggregate principal amount of senior unsecured notes due 2023 at a stated coupon rate of 4.75% (the “2023 Notes” and together with the 2018 Notes and the 2020 Notes, the “Notes”).

The 2018 Notes were priced at 99.276% of par, resulting in a yield to maturity of 8.00%, and the 2020 Notes were priced at 99.164% of par, resulting in a yield to maturity of 8.25%. The 2018 Notes and the 2020 Notes were issued on March 26, 2010, and interest on the 2018 and the 2020 Notes is payable on March 15 and September 15 of each year. The 2018 Notes mature on March 15, 2018, and the 2020 Notes mature on March 15, 2020.

On March 26, 2013, the Company redeemed 10% of the original aggregate principal amount of each of the 2018 Notes and the 2020 Notes at a redemption price equal to 103% of the principal amount redeemed, plus accrued and unpaid interest to the redemption date. In connection with this transaction, the Company paid $72.1 million and recognized a loss of approximately $3.6 million on the partial extinguishment of debt in the first quarter of 2013.

The 2023 Notes were issued on January 17, 2013, and interest on the 2023 Notes is payable on January 15 and July 15 of each year. The 2023 Notes were offered and sold in a private transaction to qualified institutional buyers under Rule 144A and, outside of the United States, pursuant to Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). The 2023 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an exemption from the registration requirements of the Securities Act. In connection with the issuance of the 2023 Notes, the Company entered into a registration rights agreement providing, among other things, customary registration rights with respect to the exchange of the 2023 Notes for a new issue of registered notes with substantially identical terms to the 2023 Notes on or before June 2, 2014. The proceeds from the offering of $500 million, net of related issuance costs of $7.4 million, together with the Company’s existing sources of liquidity, have been or will be used for general corporate purposes, including, without limitation, the redemption of $70 million in aggregate principal amount of the 2018 Notes and the 2020 Notes during 2013 (see above), investments in additional component capabilities and emerging markets and share repurchases under the Company’s common stock share repurchase program (see Note 12, “Comprehensive Income and Equity). The 2023 Notes mature on January 15, 2023.

The Notes are senior unsecured obligations. The Company’s obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain domestic subsidiaries, which are directly or indirectly 100% owned by Lear. See Note 17, “Supplemental Guarantor Condensed Consolidating Financial Statements.”

The indenture governing the 2018 Notes and the 2020 Notes contains restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to: (i) incur additional debt, (ii) pay dividends and make other restricted payments, (iii) create or permit certain liens, (iv) issue or sell capital stock of the Company’s restricted subsidiaries, (v) use the proceeds from sales of assets and subsidiary stock, (vi) create or permit restrictions on the ability of the Company’s restricted subsidiaries to pay dividends or make other distributions to the Company, (vii) enter into transactions with affiliates, (viii) enter into sale and leaseback transactions and (ix) consolidate or merge or sell all or substantially all of the Company’s assets. The foregoing limitations are subject to exceptions as set forth in the 2018 Notes and the 2020 Notes. In addition, if in the future the 2018 Notes and the 2020 Notes have an investment grade credit rating from both Moody’s Investors Service and Standard & Poor’s Ratings Services and no default has occurred and is

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

continuing, certain of these covenants will, thereafter, no longer apply to the Notes for so long as the 2018 Notes and the 2020 Notes have an investment grade credit rating by both rating agencies. The indenture governing the 2018 Notes and the 2020 Notes also contains customary events of default.

Subject to certain exceptions, the indenture governing the 2023 Notes contains restrictive covenants that, among other things, limit the ability of the Company to: (i) create or permit certain liens, (ii) enter into sale and leaseback transactions and (iii) consolidate or merge or sell all or substantially all of the Company’s assets. The indenture governing the 2023 Notes also provides for customary events of default.

As of March 30, 2013, the Company was in compliance with all covenants under the indentures governing the Notes.

Revolving Credit Facility

On January 30, 2013, the Company amended and restated its revolving credit facility to, among other things, increase the borrowing capacity from $500 million to $1.0 billion, extend the maturity date to January 30, 2018, and reduce interest rates payable on outstanding borrowings under the facility. As of March 30, 2013, there were no borrowings outstanding under the revolving credit facility.

Advances under the revolving credit facility generally bear interest at a variable rate per annum equal to (i) the Eurocurrency Rate (as defined) plus an adjustable margin of 1.0% to 2.25% based on the Company’s corporate rating (1.5% as of March 30, 2013), payable on the last day of each applicable interest period but in no event less frequently than quarterly, or (ii) the Adjusted Base Rate (as defined) plus an adjustable margin of 0.0% to 1.25% based on the Company’s corporate rating (0.50% as of March 30, 2013), payable quarterly. An annual facility fee is payable which ranges from 0.25% to 0.50% of the total amount committed under the revolving credit facility.

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

The amended and restated senior secured credit agreement contains various customary representations, warranties and covenants by the Company, including, without limitation, (i) covenants regarding maximum leverage and minimum interest coverage, (ii) limitations on fundamental changes involving the Company or its subsidiaries and (iii) limitations on indebtedness, liens, investments and restricted payments. As of March 30, 2013, the Company was in compliance with all covenants under the agreement governing the amended and restated senior secured credit agreement.

For further information on the Notes and the revolving credit facility, see Note 7, “Long-Term Debt,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(8) Pension and Other Postretirement Benefit Plans

Net Periodic Pension and Other Postretirement Benefit Cost

The components of the Company’s net periodic pension benefit cost are shown below (in millions):

	Three Months Ended
	March 30, 2013		March 31, 2012
	U.S.	Foreign	U.S.	Foreign

Service cost	$0.7	$2.5	$0.8	$1.9
Interest cost	6.6	5.3	5.8	4.8
Expected return on plan assets	(8.1)	(6.4)	(6.6)	(5.5)
Amortization of actuarial loss	1.0	1.6	1.0	1.4
Settlement loss	—	—	0.6	—

Net periodic benefit cost	$0.2	$3.0	$1.6	$2.6

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The components of the Company’s net periodic other postretirement benefit cost are shown below (in millions):

	Three Months Ended
	March 30, 2013		March 31, 2012
	U.S.	Foreign	U.S.	Foreign

Service cost	$—	$0.3	$0.1	$0.2
Interest cost	0.9	0.8	1.1	0.8
Amortization of actuarial loss	—	0.1	0.1	0.1
Amortization of prior service credit	—	(0.1)	—	—
Special termination benefits	—	—	—	0.1

Net periodic benefit cost	$0.9	$1.1	$1.3	$1.2

Contributions

Employer contributions to the Company’s domestic and foreign pension plans for the three months ended March 30, 2013, were $4.2 million. The Company expects contributions to its domestic and foreign pension plans of $20 to $25 million in 2013. The Company may elect to make contributions in excess of minimum funding requirements in response to investment performance or changes in interest rates or when the Company believes that it is financially advantageous to do so and based on its other cash requirements.

Employer contributions to the Company’s defined contribution retirement program for its salaried employees, determined as a percentage of each covered employee’s eligible compensation, for the three months ended March 30, 2013, were $3.0 million. The Company expects total contributions of $15.0 million to this program in 2013.

(9) Other Expense, Net

Other expense, net includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt (Note 7, “Long-Term Debt,”), gains and losses on the disposal of fixed assets and other miscellaneous income and expense. A summary of other expense, net is shown below (in millions):

	March 30, 2013	March 31, 2012

Other expense	$11.3	$3.2
Other income	(0.6)	(2.9)

Other expense, net	$10.7	$0.3

For the three months ended March 30, 2013, other expense includes a loss of $3.6 million on the partial extinguishment of debt. See Note 7, “Long-Term Debt.”

For the three months ended March 31, 2012, other income includes a gain of $1.6 million resulting from insurance recoveries related to the destruction of property, plant and equipment caused by a fire at one of its European production facilities in the third quarter of 2011. See Note 13, “Legal and Other Contingencies.”

(10) Income Taxes

The provision for income taxes was $37.9 million for the first quarter of 2013, representing an effective tax rate of 25.8% on pretax income before equity in net income of affiliates of $146.8 million, as compared to $39.3 million for the first quarter of 2012, representing an effective tax rate of 22.6% on pretax income before equity in net income of affiliates of $174.0 million.

In the first quarter of 2013, the Company recognized tax benefits of $6.3 million primarily related to the retroactive reinstatement of the U.S. research and development tax credit by the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013. As a result of the reversal of a substantial portion of the Company’s U.S. valuation allowance in the fourth quarter of 2012, the provision for income taxes in the first quarter of 2013 reflects tax expense recorded with respect to the Company’s earnings in the United States. In the first quarters of 2013 and 2012, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. The provision was also impacted by a portion of the Company’s restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

be realized due to a history of operating losses in those countries. Excluding these items, the effective tax rate in the first quarters of 2013 and 2012 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.

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

For further information, see Note 8, “Income Taxes,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

A summary of information used to compute basic and diluted net income per share attributable to Lear is shown below (in millions, except share data):

	Three Months Ended
	March 30, 2013	March 31, 2012

Net income attributable to Lear	$108.5	$134.1

Average common shares outstanding	94,816,752	100,315,771
Dilutive effect of common stock equivalents	1,054,352	1,613,630

Average diluted shares outstanding	95,871,104	101,929,401

Basic net income per share attributable to Lear	$1.14	$1.34

Diluted net income per share attributable to Lear	$1.13	$1.32

(12) Comprehensive Income and Equity

Comprehensive Income

Comprehensive income is defined as all changes in the Company’s net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items recorded in equity are included in comprehensive income.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A summary of comprehensive income and reconciliations of equity, Lear Corporation stockholders’ equity and noncontrolling interests for the three months ended March 30, 2013 and March 31, 2012, are shown below (in millions):

	Three Months Ended March 30, 2013			Three Months Ended March 31, 2012
	Equity	Attributable to Lear Corporation Stockholders	Non- controlling Interests	Equity	Attributable to Lear Corporation Stockholders	Non- controlling Interests

Beginning equity balance	$3,612.2	$3,487.1	$125.1	$2,561.1	$2,436.4	$124.7
Stock-based compensation transactions	7.4	7.4	—	8.8	8.8	—
Repurchase of common stock	(200.1)	(200.1)	—	(52.5)	(52.5)	—
Dividends declared to Lear Corporation stockholders	(16.5)	(16.5)	—	(14.4)	(14.4)	—
Dividends paid to noncontrolling interests	(3.9)	—	(3.9)	(3.2)	—	(3.2)
Acquisition of noncontrollling interests	(8.0)	(3.2)	(4.8)	(6.2)	(2.2)	(4.0)
Comprehensive income:
Net income	116.9	108.5	8.4	144.4	134.1	10.3
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments (1)	1.9	1.9	—	(4.4)	(4.4)	—
Derivative instruments and hedging activities (2)	7.3	7.3	—	40.7	40.7	—
Foreign currency translation adjustments	(31.4)	(31.8)	0.4	31.1	30.6	0.5

Other comprehensive income (loss)	(22.2)	(22.6)	0.4	67.4	66.9	0.5

Comprehensive income	94.7	85.9	8.8	211.8	201.0	10.8

Ending equity balance	$3,485.8	$3,360.6	$125.2	$2,705.4	$2,577.1	$128.3

(1)	Includes comprehensive income (loss) of $2.6 million and ($4.4) million for the three months ended March 30, 2013 and March 31, 2012, respectively, reclassified from accumulated other comprehensive loss. See Note 8, “Pension and Other Postretirement Benefit Plans.”
(2)	Includes comprehensive income (loss) of ($8.2) million and $0.5 million for the three months ended March 30, 2013 and March 31, 2012, respectively, reclassified from accumulated other comprehensive loss. See Note 15, “Financial Instruments.”

In the three months ended March 30, 2013 and March 31, 2012, foreign currency translation adjustments relate primarily to the Euro.

Lear Corporation Stockholders’ Equity

Common Stock Share Repurchase Program — In January 2013, the Company’s Board of Directors authorized an increase of $800 million to the Company’s existing common stock share repurchase program, which permits the discretionary repurchase of the Company’s common stock, to provide for aggregate repurchases of $1.5 billion and extended the term of the program to January 10, 2016. In February 2013, the Board of Directors authorized the Company to increase the pace of its common stock share repurchase program in order to complete $600 million of share repurchases in 2013. Subsequent to this action, the Company received notice from certain of its stockholders, Marcato Capital Management LLC, Oskie Capital Management and their affiliates (together, the “Marcato-Oskie Group”), that they intended to nominate three directors for election and propose certain other business at the Company’s 2013 annual meeting of stockholders. Following discussions with the Marcato-Oskie Group and continued review of the Company’s capital structure by the Board of Directors, in April 2013, the Company and the Marcato-Oskie Group entered into an agreement pursuant to which, among other things, the Marcato-Oskie Group agreed to withdraw its director nominees, the Company agreed to appoint a ninth director who is mutually acceptable to the Company and the Marcato-Oskie Group, as promptly as practicable following the Company’s 2013 annual meeting of stockholders, and the Board of Directors authorized a further acceleration of the Company’s existing common stock share repurchase program so that the program will be completed within approximately the next 11 months. In addition, under the terms of the agreement, the Board of Directors approved a new two-year common stock share repurchase authorization of $750 million to commence immediately following the completion of the current authorization. As of the date of this Report, the Company has an available repurchase authorization of $1.55 billion.

Pursuant to the agreement reached with the Marcato-Oskie Group described above, on April 25, 2013, the Company entered into an accelerated stock repurchase (“ASR”) agreement with a third-party financial institution to repurchase $800 million of its common stock. Under the terms of the agreement, the Company will pay $800 million to the financial institution, using cash on hand, and the

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Company expects to receive an initial delivery of shares in the second quarter of 2013. The final number of shares to be delivered upon settlement of the ASR agreement will be based on the daily volume weighted average price of the Company’s common stock during the term of the applicable agreement. The ASR transaction is expected to be completed within approximately 11 months. For further information regarding the Company’s ASR program, see Item 2, “Management’s Discussion and Analysis on Financial Condition and Results of Operations — Liquidity and Capital Resources — Capitalization — Common Stock Share Repurchase Program.”

After completion of the ASR program, the Company will have a remaining repurchase authorization of $750 million. The Company may implement these share repurchases through a variety of methods, including open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which the Company will repurchase its outstanding common stock and the timing of such repurchases will depend upon its financial condition, prevailing market conditions, alternative uses of capital and other factors. In addition, the Company’s amended and restated credit facility and the indenture governing the 2018 Notes and the 2020 Notes place certain limitations on the Company’s ability to repurchase its common shares.

Through March 30, 2013, the Company had repurchased, in aggregate, 15,210,794 shares of its outstanding common stock for an aggregate purchase price of $702.1 million, excluding commissions. In the first quarter of 2013, the Company repurchased 3,670,922 shares of its outstanding common stock at an average purchase price of $54.52 per share, excluding commissions, for an aggregate purchase price of $200.1 million. In the first quarter of 2012, the Company repurchased 1,151,913 shares of its outstanding common stock at an average purchase price of $45.58 per share, excluding commissions, for an aggregate purchase price of $52.5 million.

In addition to shares repurchased under the Company’s common stock share repurchase program described above, the Company classified shares withheld from the settlement of the Company’s restricted stock unit awards to cover minimum tax withholding requirements as common stock held in treasury in the accompanying condensed consolidated balance sheets as of March 30, 2013 and December 31, 2012.

Quarterly Dividend — In the first three months of 2013 and 2012, the Company’s Board of Directors declared quarterly cash dividends of $0.17 and $0.14 per share of common stock, respectively. In the first three months of 2013, declared dividends totaled $16.5 million, and dividends paid totaled $16.2 million. In the first three months of 2012, declared dividends totaled $14.4 million, and dividends paid totaled $13.8 million. Dividends payable on common shares to be distributed under the Company’s stock-based compensation program and common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings will be paid when such common shares are distributed.

Noncontrolling Interests

In the first quarters of 2013 and 2012, the Company acquired noncontrolling interests in certain of its consolidated subsidiaries.

(13) Legal and Other Contingencies

As of March 30, 2013 and December 31, 2012, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $12.8 million. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Beginning in early 2012, single putative class action complaints were filed in the Superior Courts of Justice in Ontario, Quebec and British Columbia against the Company and several other global suppliers of automotive wire harnesses alleging violations of Canadian laws related to competition. The allegations in the complaints are substantially similar to those complaints that have been filed in the United States.

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

The ultimate outcome of this litigation, and consequently, an estimate of the possible loss, if any, related to this litigation, cannot reasonably be determined at this time. However, the Company believes the plaintiffs’ allegations against it are without merit and intends to continue to vigorously defend itself in these proceedings.

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A summary of the changes in reserves for product liability and warranty claims for the three months ended March 30, 2013, is shown below (in millions):

Balance as of January 1, 2013	$22.7
Expense, net (including changes in estimates)	9.1
Settlements	(1.2)
Foreign currency translation and other	(0.2)

Balance as of March 30, 2013	$30.4

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

The Company has been named as a potentially responsible party at several third-party landfill sites and is engaged in the cleanup of hazardous waste at certain sites owned, leased or operated by the Company, including several properties acquired in its 1999 acquisition of UT Automotive, Inc. (“UT Automotive”). Certain present and former properties of UT Automotive are subject to environmental liabilities which may be significant. The Company obtained agreements and indemnities with respect to certain environmental liabilities from United Technologies Corporation (“UTC”) in connection with the Company’s acquisition of UT Automotive. UTC manages and directly funds these environmental liabilities pursuant to its agreements and indemnities with the Company.

As of March 30, 2013 and December 31, 2012, the Company had recorded environmental reserves of $5.1 million and $5.2 million, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.

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

Since the fire in the third quarter of 2011, the Company incurred cumulative losses and incremental costs of $64.2 million ($5.8 million and $10.7 million incurred in the first quarters of 2013 and 2012, respectively). The Company also recognized in cost of sales

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

cumulative recoveries of $59.1 million ($10.0 million recognized in the first quarter of 2012) and in other expense cumulative recoveries and gains of $29.9 million ($1.6 million recognized in the first quarter of 2012). In addition, the Company received cumulative cash proceeds of $89.0 million ($10.0 million and $8.5 million received in the first quarters of 2013 and 2012, respectively), of which $59.1 million ($2.9 million and $7.5 million in the first quarters of 2013 and 2012, respectively) has been reflected in cash flows from operating activities and $29.9 million ($7.1 million and $1.0 million in the first quarters of 2013 and 2012, respectively) has been reflected in cash flows from investing activities.

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

	Three Months Ended March 30, 2013
	Seating	EPMS	Other	Consolidated

Revenues from external customers	$2,911.7	$1,035.4	$—	$3,947.1
Segment earnings (1)	141.4	89.0	(56.2)	174.2
Depreciation and amortization	42.6	21.9	1.9	66.4
Capital expenditures	67.5	30.3	0.9	98.7
Total assets	4,744.1	1,565.0	2,515.1	8,824.2

	Three Months Ended March 31, 2012
	Seating	EPMS	Other	Consolidated

Revenues from external customers	$2,813.8	$830.2	$—	$3,644.0
Segment earnings (1)	185.8	52.6	(51.6)	186.8
Depreciation and amortization	33.5	18.2	2.0	53.7
Capital expenditures	42.4	25.4	2.5	70.3
Total assets	4,247.9	1,389.3	1,898.8	7,536.0

(1)	See definition above

For the three months ended March 30, 2013, segment earnings include restructuring charges of $15.2 million, $0.7 million and $1.1 million in the seating and EPMS segments and in the other category, respectively. For the three months ended March 31, 2012, segment earnings include restructuring charges of $3.7 million, $1.3 million and $0.2 million in the seating and EPMS segments and in the other category, respectively. See Note 2, “Restructuring.”

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

	Three Months Ended
	March 30, 2013	March 31, 2012

Segment earnings	$174.2	$186.8
Interest expense	16.7	12.5
Other expense, net	10.7	0.3

Consolidated income before provision for income taxes and equity in net income of affiliates	$146.8	$174.0

(15) Financial Instruments

The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to the quoted market prices of these securities (Level 2 input based on the GAAP fair value hierarchy). As of March 30, 2013, the aggregate carrying value of the Company’s Notes was $1,056.8 million, as compared to an estimated aggregate fair value of $1,103.9 million. As of December 31, 2012, the aggregate carrying value of the Notes was $626.3 million, as compared to an estimated aggregate fair value of $696.6 million.

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

The Company’s derivative financial instruments are subject to master netting arrangements that provide for the net settlement of contracts, by counterparty, in the event of default or termination.

Foreign exchange — The Company uses forwards, swaps and other derivative contracts to reduce the effects of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce exposure to fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, various European currencies, the Chinese renminbi and the Canadian dollar. As of March 30, 2013 and December 31, 2012, contracts designated as cash flow hedges with $760.3 million and $836.4 million, respectively, of notional amount were outstanding with maturities of less than 17 months. As of March 30, 2013 and December 31, 2012, the fair value of these contracts was approximately $29.9 million and $19.9 million, respectively. As of March 30, 2013 and December 31, 2012, other foreign currency derivative contracts that did not qualify for hedge accounting with $154.6 million and $23.4 million, respectively, of notional amount were outstanding. These foreign currency derivative contracts consist principally of hedges of cash transactions of up to nine months, hedges of intercompany loans and hedges of certain other balance sheet exposures. As of March 30, 2013 and December 31, 2012, the fair value of these contracts was approximately ($1.9) million and approximately zero, respectively.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The fair value of outstanding foreign currency derivative contracts and the related classification in the accompanying condensed consolidated balance sheets as of March 30, 2013 and December 31, 2012, are shown below (in millions):

	March 30, 2013	December 31, 2012
Contracts qualifying for hedge accounting:
Other current assets	$32.8	$22.3
Other long-term assets	2.6	0.5
Other current liabilities	(5.1)	(2.8)
Other long-term liabilities	(0.4)	(0.1)

	29.9	19.9

Contracts not qualifying for hedge accounting:
Other current assets	0.6	0.1
Other current liabilities	(2.5)	(0.1)

	(1.9)	—

	$28.0	$19.9

Pretax amounts related to foreign currency derivative contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended
	March 30, 2013	March 31, 2012
Contracts qualifying for hedge accounting:
Gains recognized in accumulated other comprehensive loss	$18.2	$40.1
(Gains) losses reclassified from accumulated other comprehensive loss	(8.2)	0.3

Comprehensive income	$10.0	$40.4

For the three months ended March 30, 2013 and March 31, 2012, net sales includes gains of $0.5 million and $0.2 million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts. For the three months ended March 30, 2013 and March 31, 2012, cost of sales includes gains (losses) of $7.7 million and ($0.5) million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts.

Interest rate — Historically, the Company used interest rate swap and other derivative contracts to manage its exposure to fluctuations in interest rates. As of March 30, 2013 and December 31, 2012, there were no interest rate contracts outstanding. The Company will continue to evaluate, and may use, derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts, to manage its exposures to fluctuations in interest rates in the future.

Commodity prices — The Company uses derivative instruments to reduce its exposure to fluctuations in certain commodity prices. These derivative instruments are utilized to hedge forecasted inventory purchases and to the extent that they qualify and meet hedge accounting criteria, they are accounted for as cash flow hedges. Commodity swap contracts that are not designated as cash flow hedges are marked to market with changes in fair value recognized immediately in the condensed consolidated statements of comprehensive income. As of March 30, 2013 and December 31, 2012, there were no commodity swap contracts outstanding.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Pretax amounts related to commodity swap contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

Three Months Ended
March 31, 2012
Contracts qualifying for hedge accounting:
Gains recognized in accumulated other comprehensive loss	$0.1
Losses reclassified from accumulated other comprehensive loss	0.2

Comprehensive income	$0.3

For the three months ended March 31, 2012, cost of sales includes losses of $0.2 million reclassified from accumulated other comprehensive loss related to commodity swap contracts.

As of March 30, 2013 and December 31, 2012, pretax net gains of approximately $29.9 million and $19.9 million, respectively, related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. During the twelve month period ending April 5, 2014, the Company expects to reclassify into earnings net gains of approximately $27.7 million recorded in accumulated other comprehensive loss as of March 30, 2013. Such gains will be reclassified at the time that the underlying hedged transactions are realized. During the three months ended March 30, 2013 and March 31, 2012, amounts recognized in the accompanying condensed consolidated statements of comprehensive income related to changes in the fair value of cash flow and fair value hedges excluded from the Company’s effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Items measured at fair value on a recurring basis — Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of March 30, 2013 and December 31, 2012, are shown below (in millions):

	March 30, 2013
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3

Foreign currency derivative contracts, net	Recurring	$28.0	Market/Income	$—	$28.0	$—

	December 31, 2012
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3

Foreign currency derivative contracts, net	Recurring	$19.9	Market/Income	$—	$19.9	$—

The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. To estimate this credit spread, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of March 30, 2013 and December 31, 2012, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy during the first quarter of 2013.

Items measured at fair value on a non-recurring basis — The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. As of March 30, 2013, there were no significant assets or liabilities measured at fair value on a non-recurring basis. As a result of the Guilford acquisition in 2012, Level 3 fair value estimates related to property, plant and equipment of $89.9 million and intangible assets of $56.0 million were recorded in the accompanying condensed consolidated balance sheet as of December 31, 2012. For further information on these fair value measurements, see Note 3, “Acquisition,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

For further information on assets measured at fair value on a non-recurring basis, see Note 2, “Restructuring.”

(16) Accounting Pronouncements

Comprehensive Income

The Financial Accounting Standards Board (“FASB”) amended ASC 220, “Comprehensive Income,” with ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires additional disclosures regarding reclassifications out of accumulated other comprehensive income. The provisions of this update were effective as of January 1, 2013. The effects of adoption were not significant, and the additional required disclosures are included in Note 12, “Comprehensive Income and Equity.”

The FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which requires additional disclosures regarding offsetting and related arrangements. The issuance of ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” limited the scope of ASU 2011-11 to derivatives, repurchase agreements and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting or similar agreement. The provisions of these updates were effective as of January 1, 2013. The effects of adoption were not significant, and the additional required disclosures are included in Note 15, “Financial Instruments.”

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements

	March 30, 2013
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$662.7	$0.1	$938.5	$—	$1,601.3
Accounts receivable	67.5	430.8	1,939.7	—	2,438.0
Inventories	5.3	273.9	514.2	—	793.4
Other	120.8	86.2	496.6	—	703.6

Total current assets	856.3	791.0	3,889.0	—	5,536.3

LONG-TERM ASSETS:
Property, plant and equipment, net	93.3	286.0	1,044.4	—	1,423.7
Goodwill	23.5	400.8	317.2	—	741.5
Investments in subsidiaries	1,590.2	1,294.1	—	(2,884.3)	—
Other	721.0	85.1	316.6	—	1,122.7

Total long-term assets	2,428.0	2,066.0	1,678.2	(2,884.3)	3,287.9

Total assets	$3,284.3	$2,857.0	$5,567.2	$(2,884.3)	$8,824.2

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and drafts	$116.8	$620.4	$1,753.9	$—	$2,491.1
Accrued liabilities	124.4	218.8	729.7	—	1,072.9

Total current liabilities	241.2	839.2	2,483.6	—	3,564.0

LONG-TERM LIABILITIES:
Long-term debt	1,056.8	—	—	—	1,056.8
Intercompany accounts, net	(1,554.7)	441.2	1,113.5	—	—
Other	180.4	171.2	366.0	—	717.6

Total long-term liabilities	(317.5)	612.4	1,479.5	—	1,774.4

EQUITY:
Lear Corporation stockholders’ equity	3,360.6	1,405.4	1,478.9	(2,884.3)	3,360.6
Noncontrolling interests	—	—	125.2	—	125.2

Equity	3,360.6	1,405.4	1,604.1	(2,884.3)	3,485.8

Total liabilities and equity	$3,284.3	$2,857.0	$5,567.2	$(2,884.3)	$8,824.2

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Three Months Ended March 30, 2013
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)

Net sales	$121.6	$1,527.7	$3,437.3	$(1,139.5)	$3,947.1

Cost of sales	153.1	1,386.9	3,234.2	(1,139.5)	3,634.7
Selling, general and administrative expenses	40.4	17.7	71.5	—	129.6
Amortization of intangible assets	0.4	1.2	7.0	—	8.6
Intercompany charges	0.4	0.1	(0.5)	—	—
Interest expense	15.0	3.3	(1.6)	—	16.7
Other intercompany (income) expense, net	(54.7)	31.2	23.5	—	—
Other expense, net	4.4	0.5	5.8	—	10.7

Consolidated income before income taxes and equity in net income of affiliates and subsidiaries	(37.4)	86.8	97.4	—	146.8
Provision for income taxes	(16.6)	9.2	45.3	—	37.9
Equity in net income of affiliates	—	0.3	(8.3)	—	(8.0)
Equity in net income of subsidiaries	(129.3)	(41.2)	—	170.5	—

Consolidated net income	108.5	118.5	60.4	(170.5)	116.9
Less: Net income attributable to noncontrolling interests	—	—	8.4	—	8.4

Net income attributable to Lear	$108.5	$118.5	$52.0	$(170.5)	$108.5

Consolidated comprehensive income	$85.9	$135.3	$26.9	$(153.4)	$94.7
Less: Comprehensive income attributable to noncontrolling interests	—	—	8.8	—	8.8

Comprehensive income attributable to Lear	$85.9	$135.3	$18.1	$(153.4)	$85.9

	For the Three Months Ended March 31, 2012
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)

Net sales	$135.2	$1,442.6	$3,217.5	$(1,151.3)	$3,644.0

Cost of sales	168.2	1,147.8	3,169.5	(1,151.3)	3,334.2
Selling, general and administrative expenses	39.7	5.3	71.1	—	116.1
Amortization of intangible assets	0.4	—	6.5	—	6.9
Intercompany charges	2.3	0.4	(2.7)	—	—
Interest expense	(0.5)	6.0	7.0	—	12.5
Other intercompany (income) expense, net	(98.5)	227.6	(129.1)	—	—
Other expense, net	(1.0)	(0.2)	1.5	—	0.3

Consolidated income before income taxes and equity in net income of affiliates and subsidiaries	24.6	55.7	93.7	—	174.0
Provision for income taxes	2.7	0.7	35.9	—	39.3
Equity in net income of affiliates	(4.1)	0.1	(5.7)	—	(9.7)
Equity in net income of subsidiaries	(123.6)	(56.2)	—	179.8	—

Consolidated net income	149.6	111.1	63.5	(179.8)	144.4
Less: Net income attributable to noncontrolling interests	—	—	10.3	—	10.3

Net income attributable to Lear	$149.6	$111.1	$53.2	$(179.8)	$134.1

Consolidated comprehensive income	$216.5	$142.3	$100.8	$(247.8)	$211.8
Less: Comprehensive income attributable to noncontrolling interests	—	—	10.8	—	10.8

Comprehensive income attributable to Lear	$216.5	$142.3	$90.0	$(247.8)	$201.0

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

	For the Three Months Ended March 30, 2013
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)

Net cash provided by operating activities	$12.6	$69.8	$(18.6)	$—	$63.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(5.4)	(27.3)	(66.0)	—	(98.7)
Insurance proceeds	—	—	7.1	—	7.1
Other, net	54.0	0.1	(2.8)	—	51.3

Net cash used in investing activities	48.6	(27.2)	(61.7)	—	(40.3)

Cash Flows from Financing Activities:
Proceeds from the issuance of senior notes	500.0	—	—	—	500.0
Repurchase of senior notes	(72.1)	—	—	—	(72.1)
Payment of debt issuance and other financing costs	(13.4)	—	—	—	(13.4)
Repurchase of common stock	(200.1)	—	—	—	(200.1)
Dividends paid to Lear Corporation stockholders	(16.2)	—	—	—	(16.2)
Dividends paid to noncontrolling interests	—	—	(3.9)	—	(3.9)
Other	(1.8)	—	(3.3)	—	(5.1)
Change in intercompany accounts	(76.3)	(42.6)	118.9	—	—

Net cash provided by (used in) financing activities	120.1	(42.6)	111.7	—	189.2

Effect of foreign currency translation	—	—	(13.6)	—	(13.6)

Net Change in Cash and Cash Equivalents	181.3	—	17.8	—	199.1
Cash and Cash Equivalents as of Beginning of Period	481.4	0.1	920.7	—	1,402.2

Cash and Cash Equivalents as of End of Period	$662.7	$0.1	$938.5	$—	$1,601.3

	For the Three Months Ended March 31, 2012
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)

Net cash provided by operating activities	$1.0	$107.7	$(104.5)	$—	$4.2
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(3.0)	(16.5)	(50.8)	—	(70.3)
Insurance proceeds	—	—	1.0	—	1.0
Other, net	0.2	1.2	3.5	—	4.9

Net cash used in investing activities	(2.8)	(15.3)	(46.3)	—	(64.4)

Cash Flows from Financing Activities:
Repurchase of common stock	(52.5)	—	—	—	(52.5)
Dividends paid to Lear Corporation stockholders	(13.8)	—	—	—	(13.8)
Dividends paid to noncontrolling interests	—	—	(3.2)	—	(3.2)
Other	0.4	—	(3.6)	—	(3.2)
Change in intercompany accounts	51.0	(92.4)	41.4	—	—

Net cash provided by (used in) financing activities	(14.9)	(92.4)	34.6	—	(72.7)

Effect of foreign currency translation	—	—	9.5	—	9.5

Net Change in Cash and Cash Equivalents	(16.7)	—	(106.7)	—	(123.4)
Cash and Cash Equivalents as of Beginning of Period	820.3	1.4	932.6	—	1,754.3

Cash and Cash Equivalents as of End of Period	$803.6	$1.4	$825.9	$—	$1,630.9

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements — (continued)

Basis of Presentation — Certain of Lear’s domestic 100% owned subsidiaries (the “Guarantors”) have jointly and severally unconditionally guaranteed, on a senior unsecured basis, the performance and the full and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of the Company’s obligations under its revolving credit facility and the indentures governing the Notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the Notes. The Notes consist of $280 million in aggregate principal amount at maturity of 7.875% senior unsecured notes due 2018, $280 million in aggregate principal amount at maturity of 8.125% senior unsecured notes due 2020 and $500 million in aggregate principal amount of 4.75% senior unsecured notes due 2023. The Guarantors include Guilford Mills, Inc., Lear Corporation EEDS and Interiors, Lear Mexican Seating Corporation and Lear Operations Corporation. In lieu of providing separate financial statements for the Guarantors, the Company has included the supplemental guarantor condensed consolidating financial statements above. These financial statements reflect the Guarantors listed above for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

The 2012 supplemental guarantor condensed consolidating financial statements have been restated to reflect certain changes to the equity investments of the Guarantors.

Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

Selling, General and Administrative Expenses — Corporate and division selling, general and administrative expenses are allocated to the operating subsidiaries based on various factors, which estimate usage of particular corporate and division functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries. During the three months ended March 30, 2013 and March 31, 2012, $31.3 million and $27.0 million, respectively, of selling, general and administrative expenses were allocated from Lear.

Long-Term Debt of Lear and the Guarantors — A summary of long-term debt of Lear and the Guarantors on a combined basis is shown below (in millions):

	March 30, 2013	December 31, 2012

Senior notes	$1,056.8	$626.3

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

In the first quarter of 2013, global industry production volumes declined 1% from a year ago levels to 20.4 million units. Although North American industry production increased 1% from a year ago levels to 4.0 million units, business conditions in Europe remain challenging and European industry production was down 8% from a year ago levels to 4.9 million units.

Sales in Europe (including Africa) and North America accounted for approximately 39% and 38%, respectively, of our net sales in the first quarter of 2013. Our ability to reduce the risks inherent in certain concentrations of business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall.

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

Our material cost as a percentage of net sales was 67.2% in the first three months of 2013, as compared to 67.8% in 2012. Raw material, energy and commodity costs can be volatile. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, financial hedges for certain commodities and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future.

See “— Forward-Looking Statements” below and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012.

LEAR CORPORATION

Financial Measures

In evaluating our financial condition and operating performance, we focus primarily on earnings, operating margins, cash flows and return on invested capital. In addition to maintaining and expanding our business with our existing customers in our more established markets, our expansion plans are focused primarily on emerging markets. Asia, in particular, continues to present significant growth opportunities, as major global automotive manufacturers implement production expansion plans and local automotive manufacturers aggressively expand their operations to meet demand in this region. We currently have 19 joint ventures with operations in Asia, as well as three joint ventures in North America and Europe dedicated to serving Asian automotive manufacturers. In addition, we have aggressively pursued this strategy by selectively increasing our vertical integration capabilities globally, as well as expanding our component manufacturing capacity in Africa, Asia, Eastern Europe, Mexico and South America. Furthermore, we have expanded our low-cost engineering capabilities in India and the Philippines.

Our success in generating cash flow will depend, in part, on our ability to manage working capital effectively. Working capital can be significantly impacted by the timing of cash flows from sales and purchases. Historically, we have generally been successful in aligning our vendor payment terms with our customer payment terms. However, our ability to continue to do so may be impacted by adverse automotive industry conditions, changes to our customers’ payment terms and the financial results of our suppliers, as well as our financial results. In addition, our cash flow is impacted by our ability to manage our inventory and capital spending effectively. We utilize return on invested capital as a measure of the efficiency with which assets are deployed to increase our earnings. Improvements in our return on invested capital will depend on our ability to maintain an appropriate asset base for our business and to increase productivity and operating efficiency.

Operational Restructuring

In the first three months of 2013, we incurred pretax restructuring costs of approximately $17 million and related manufacturing inefficiency charges of approximately $1 million. Any future restructuring actions will depend upon market conditions, customer actions and other factors.

For further information, see Note 2, “Restructuring,” to the condensed consolidated financial statements included in this Report.

Financing Transactions

Senior Notes

In January 2013, we issued $500 million in aggregate principal amount of 4.75% senior notes due 2023. For further information, see “— Liquidity and Capital Resources — Capitalization — Senior Notes” and Note 7, “Long-Term Debt,” to the condensed consolidated financial statements included in this Report.

In March 2013, we paid $72 million to redeem 10% of the original aggregate principal amount of our outstanding senior notes due 2018 and 2020. In connection with this transaction, we recognized a loss of approximately $4 million on the partial extinguishment of debt.

Revolving Credit Facility

In January 2013, we amended and restated our revolving credit facility to, among other things, increase the borrowing capacity from $500 million to $1.0 billion, extend the maturity date to January 2018 and reduce interest rates payable on outstanding borrowings under the facility. For further information, see “— Liquidity and Capital Resources — Capitalization — Revolving Credit Facility” and Note 7, “Long-Term Debt,” to the condensed consolidated financial statements included in this Report.

Share Repurchase Program and Quarterly Cash Dividend

Since the first quarter of 2011, our Board of Directors has authorized $2.25 billion in share repurchases under our common stock share repurchase program. As of the date of this Report, we have completed $702 million of share repurchases and have remaining $1.55 billion of available share repurchase authorization.

On April 25, 2013, we entered into an accelerated stock repurchase (“ASR”) agreement to repurchase $800 million of our common stock. We will acquire these shares under the $1.55 billion of remaining share repurchase authorization discussed above.

In the first quarter of 2013, our Board of Directors declared a quarterly cash dividend of $0.17 per share of common stock.

For further information regarding our common stock share repurchase program, the ASR program and our quarterly dividends, see “— Liquidity and Capital Resources — Capitalization” and Note 12, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION

Other Matters

We have incurred losses and incremental costs related to the destruction of assets caused by a fire at one of our European production facilities in the third quarter of 2011. During 2012, we reached a settlement for the recovery of such costs under applicable insurance policies. In the three months ended March 30, 2013, we recognized losses and incremental costs of $6 million. In the three months ended March 31, 2012, we recognized losses and incremental costs of and $11 million and loss recoveries and insurance gains of $12 million. For further information, see Note 13, “Legal and Other Contingencies — Insurance Recoveries,” to the condensed consolidated financial statements included in this Report.

In the first quarter of 2013, we incurred costs of $3 million related to a proxy contest. For further information, see Note 12, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report.

In addition, we recognized tax benefits of $6 million primarily related to the retroactive reinstatement of the U.S. research and development tax credit.

As discussed above, our results for the three months ended March 30, 2013 and March 31, 2012, reflect the following items (in millions):

	Three months ended
	March 30, 2013	March 31, 2012

Costs related to restructuring actions, including manufacturing inefficiencies of $1 million in 2013	$18	$5
Costs related to proxy contest	3	—
Losses and incremental costs (insurance recoveries), net related to the destruction of assets	6	(1)
Loss on extinguishment of debt	4	—
Tax benefits, net	(6)	—

For further information regarding these items, see Note 2, “Restructuring,” Note 7, “Long-Term Debt,” Note 9, “Other Expense, Net,” Note 10, “Income Taxes,” Note 12, “Comprehensive Income and Equity,” and Note 13, “Legal and Other Contingencies,” to the condensed consolidated financial statements included in this Report.

This Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements that are subject to risks and uncertainties. For further information regarding other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see “— Forward-Looking Statements” below and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012.

RESULTS OF OPERATIONS

A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three months ended
	March 30, 2013		March 31, 2012
Net sales
Seating systems	$2,911.7	73.8%	$2,813.8	77.2%
Electrical power management systems	1,035.4	26.2	830.2	22.8

Net sales	3,947.1	100.0	3,644.0	100.0
Cost of sales	3,634.7	92.1	3,334.2	91.5

Gross profit	312.4	7.9	309.8	8.5
Selling, general and administrative expenses	129.6	3.3	116.1	3.2
Amortization of intangible assets	8.6	0.2	6.9	0.2
Interest expense	16.7	0.4	12.5	0.3
Other expense, net	10.7	0.3	0.3	—
Provision for income taxes	37.9	1.0	39.3	1.1
Equity in net income of affiliates	(8.0)	(0.2)	(9.7)	(0.3)
Net income attributable to noncontrolling interests	8.4	0.2	10.3	0.3

Net income attributable to Lear	$108.5	2.7%	$134.1	3.7%

LEAR CORPORATION

Three Months Ended March 30, 2013 vs. Three Months Ended March 31, 2012

Net sales in the first quarter of 2013 were $3.9 billion, as compared to $3.6 billion in the first quarter of 2012, an increase of $303 million or 8.3%. New business, improved production volumes on key Lear platforms and the acquisition of Guilford positively impacted net sales by $144 million, $93 million and $86 million, respectively. These increases were partially offset by net foreign exchange rate fluctuations of $29 million.

Cost of sales in the first quarter of 2013 were $3.6 billion, as compared to $3.3 billion in the first quarter of 2012. The impact of new business, improved production volumes on key Lear platforms and the acquisition of Guilford were partially offset by net foreign exchange rate fluctuations.

Gross profit and gross margin were $312 million and 7.9% in the first quarter of 2013, as compared to $310 million and 8.5% in the first quarter of 2012. The acquisition of Guilford, the impact of new business and improved production volumes on key Lear platforms were partially offset by higher restructuring costs primarily related to European actions. The impact of selling price reductions was partially offset by favorable operating performance and the benefit of operational restructuring actions.

Selling, general and administrative expenses, including engineering and development expenses, were $130 million in the quarter ended March 30, 2013, as compared to $116 million in the quarter ended March 31, 2012. The increase reflects the acquisition of Guilford and higher restructuring costs primarily related to European actions. As a percentage of net sales, selling, general and administrative expenses were 3.3% in the first quarter of 2013, as compared to 3.2% in the first quarter of 2012.

Amortization of intangible assets was $9 million in the first quarter of 2013, as compared to $7 million in the first quarter of 2012, reflecting the amortization of intangible assets related to the acquisition of Guilford.

Interest expense was $17 million in the first quarter of 2013, as compared to $13 million in the first quarter of 2012. The increase primarily reflects the January 2013 issuance of our senior notes due 2023.

Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the disposal of fixed assets and other miscellaneous income and expense, was $11 million in the first quarter of 2013, as compared to less than $1 million in the first quarter of 2012. In the first quarter of 2013, we recognized a loss of $4 million related to the redemption of 10% of the original aggregate principal amount of our outstanding senior notes due 2018 and 2020. In the first quarter of 2012, we recognized a gain of $2 million related to insurance recoveries. In addition, other expense was impacted by unfavorable foreign exchange movements in the first quarter of 2013.

The provision for income taxes was $38 million for the first quarter of 2013, representing an effective tax rate of 25.8% on pretax income before equity in net income of affiliates of $147 million, as compared to $39 million for the first quarter of 2012, representing an effective tax rate of 22.6% on pretax income before equity in net income of affiliates of $174 million. In the first quarter of 2013, we recognized tax benefits of $6 million primarily related to the retroactive reinstatement of the U.S. research and development tax credit by the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013. As a result of the reversal of a substantial portion of our U.S. valuation allowance in the fourth quarter of 2012, the provision for income taxes in the first quarter of 2013 reflects tax expense recorded with respect to our earnings in the United States. In the first quarters of 2013 and 2012, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. The provision was also impacted by a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Excluding these items, the effective tax rate in the first quarters of 2013 and 2012 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.

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

Equity in net income of affiliates was $8 million in the first quarter of 2013, as compared to $10 million in the first quarter of 2012.

LEAR CORPORATION

Net income attributable to Lear in the first quarter of 2013 was $109 million, or $1.13 per diluted share, as compared to $134 million, or $1.32 per diluted share, in the first quarter of 2012, for the reasons described above.

Reportable Operating Segments

We have two reportable operating segments: seating, which includes seat systems and related components, such as seat structures and mechanisms, seat trim covers, headrests and seat foam, and electrical power management systems (“EPMS”), which includes wiring, connectors, junction boxes and various other components of electrical distribution systems for traditional powertrain vehicles, as well as for hybrid and electric vehicles. The financial information presented below is for our two reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment. Corporate and regional headquarters costs include various support functions, such as information technology, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s pretax income before equity in net income of affiliates, interest expense and other expense (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income attributable to Lear, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates, see Note 14, “Segment Reporting,” to the condensed consolidated financial statements included in this Report.

Seating

A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Three months ended
	March 30, 2013	March 31, 2012

Net sales	$2,911.7	$2,813.8
Segment earnings (1)	141.4	185.8
Margin	4.9%	6.6%

(1)	See definition above.

Seating net sales were $2.9 billion in the first quarter of 2013, as compared to $2.8 billion in the first quarter of 2012, an increase of $98 million or 3.5%. The acquisition of Guilford positively impacted net sales by $86 million. Segment earnings, including restructuring costs, and the related margin on net sales were $141 million and 4.9% in the first quarter of 2013, as compared to $186 million and 6.6% in the first quarter of 2012. Segment earnings were negatively impacted by lower production volumes on key Lear platforms in North America and Europe, higher restructuring costs primarily related to European actions and increased product and facility launch costs in South America. The impact of selling price reductions was offset by favorable operating performance and the acquisition of Guilford.

EPMS

A summary of financial measures for our EPMS segment is shown below (dollar amounts in millions):

	Three months ended
	March 30, 2013	March 31, 2012

Net sales	$1,035.4	$830.2
Segment earnings (1)	89.0	52.6
Margin	8.6%	6.3%

(1)	See definition above.

EPMS net sales were $1.0 billion in the first quarter of 2013, as compared to $0.8 billion in the first quarter of 2012, an increase of $205 million or 24.7%. New business and improved production volumes on key Lear platforms positively impacted net sales by $130 million and $89 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $89 million and 8.6% in the first quarter of 2013, as compared to $53 million and 6.3% in the first quarter of 2012. Segment earnings were favorably impacted by new business and improved production volumes on key Lear platforms. The impact of selling price reductions was offset by favorable operating performance.

LEAR CORPORATION

Other

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three months ended
	March 30, 2013	March 31, 2012

Net sales	$—	$—
Segment earnings (1)	(56.2)	(51.6)
Margin	N/A	N/A

(1)	See definition above.

Segment earnings related to our other category were ($56) million in the first quarter of 2013, as compared to ($52) million in the first quarter of 2012, reflecting proxy contest costs of $3 million in the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, operational restructuring actions and debt service requirements. In addition, we expect to continue to pay quarterly dividends and repurchase shares of our common stock (see “— Capitalization — Common Stock Share Repurchase Program,” below). Our principal sources of liquidity are cash flows from operating activities, borrowings under available credit facilities and our existing cash balance. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and the combination of dividends, royalties, intercompany loan repayments and other distributions and advances from our subsidiaries to provide the funds necessary to meet our obligations. As of March 30, 2013 and December 31, 2012, cash and cash equivalents of $936 million and $918 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans, without creating additional income tax expense. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information regarding potential dividends from our non-U.S. subsidiaries, see “— Adequacy of Liquidity Sources,” below and Note 8, “Income Taxes,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Cash Flows

Net cash provided by operating activities was $64 million in the first three months of 2013, as compared to $4 million in the first three months of 2012. The net change in recoverable customer engineering, development and tooling resulted in an incremental increase in operating cash flow of $57 million between periods, primarily due to cash received related to previously capitalized amounts. In the first three months of 2013, increases in accounts receivable and accounts payable resulted in a use of cash of $432 million and a source of cash of $288 million, respectively, primarily reflecting the impact of improved volumes in the first quarter of 2013, as compared to the fourth quarter of 2012. The impact of increases in inventories, other current assets and accrued liabilities were largely offsetting.

Net cash used in investing activities was $40 million in the first three months of 2013, as compared to $64 million in the first three months of 2012. In the first quarter of 2013, we sold our ownership interest of an equity affiliate for $50 million, the impact of which was partially offset by a $28 million increase in capital expenditures between periods. Capital spending in 2013 is estimated at approximately $450 million.

Net cash provided by financing activities was $189 million in the first three months of 2013, as compared to a use of cash of $73 million in the first three months of 2012. In the first three months of 2013, we issued $500 million in aggregate principal amount of senior notes due 2023 and paid $72 million to redeem a portion of our outstanding senior notes due 2018 and 2020. In addition, we repurchased $200 million of our common stock, as compared to repurchases of $53 million in the first three months of 2012. For further information regarding our share repurchase program, see “— Capitalization — Common Stock Share Repurchase Program,” below and Note 12, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report.

Capitalization

From time to time, we utilize uncommitted credit facilities to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries, as well as uncommitted lines of credit for our short-term working capital fluctuations, in addition to cash provided by operating activities. As of March 30, 2013 and December 31, 2012, there were no short-term debt balances outstanding. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors.

LEAR CORPORATION

Senior Notes

As of March 30, 2013, our long-term debt consists of $280 million in aggregate principal amount at maturity of senior unsecured notes due 2018 at a stated coupon rate of 7.875% (the “2018 Notes”), $280 million in aggregate principal amount at maturity of senior unsecured notes due 2020 at a stated coupon rate of 8.125% (the “2020 Notes”) and $500 million in aggregate principal amount of senior unsecured notes due 2023 at a stated coupon rate of 4.75% (the “2023 Notes” and together with the 2018 Notes and the 2020 Notes, the “Notes”).

The 2023 Notes were issued on January 17, 2013. The net proceeds from the offering of $493 million, together with our existing sources of liquidity, have been or will be used for general corporate purposes, including, without limitation, the redemption of $70 million in aggregate principal amount of our 2018 Notes and our 2020 Notes (see below), investments in additional component capabilities and emerging markets and share repurchases under our common stock share repurchase program (see below).

On March 26, 2013, we redeemed 10% of the original aggregate principal amount of each of the 2018 Notes and the 2020 Notes at a redemption price equal to 103% of the principal amount redeemed, plus accrued and unpaid interest to the redemption date. In connection with this transaction, we paid $72 million and recognized a loss of approximately $4 million on the partial extinguishment of debt in the first quarter of 2013.

Scheduled cash interest payments on the Notes are approximately $34 million in the last nine months of 2013. As of March 30, 2013, we were in compliance with all covenants under the indentures governing the Notes.

The Notes are senior unsecured obligations. Our obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain domestic subsidiaries, which are directly or indirectly 100% owned by Lear.

For further information related to the Notes, including information on early redemption, covenants and events of default, see Note 7, “Long-Term Debt,” to the condensed consolidated financial statements included in this Report and Note 7, “Long-Term Debt,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Revolving Credit Facility

On January 30, 2013, we amended and restated our revolving credit facility to, among other things, increase the borrowing capacity from $500 million to $1.0 billion, extend the maturity date to January 30, 2018, and reduce interest rates payable on outstanding borrowings under the facility. The revolving credit facility permits borrowings for general corporate and working capital purposes and the issuance of letters of credit. As of March 30, 2013, there were no borrowings outstanding under the revolving credit facility, and we were in compliance with all covenants under the agreement governing the revolving credit facility.

For further information related to the revolving credit facility, including information on pricing, covenants and events of default, see Note 7, “Long-Term Debt,” to the condensed consolidated financial statements included in this Report and Note 7, “Long-Term Debt,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Off-Balance Sheet Arrangements

Guarantees and Commitments

We guarantee 49% of certain of the debt of one of our unconsolidated affiliates, Tacle Seating USA, LLC. As of March 30, 2013, the aggregate amount of debt guaranteed was less than $1 million.

Common Stock Share Repurchase Program

In the first three months of 2013, we repurchased 3,670,922 shares of our outstanding common stock at an average purchase price of $54.52 per share, excluding commissions, for an aggregate purchase price of $200 million. As of the date of this Report, we have an available repurchase authorization of $1.55 billion under our common stock share repurchase program.

On April 25, 2013, we entered into an ASR agreement to repurchase $800 million of our common stock. Under the terms of the agreement, we will pay $800 million to a financial institution, using cash on-hand, and we expect to receive an initial delivery of 11,862,836 shares in the second quarter of 2013. The final number of shares to be delivered upon settlement of the ASR agreement will be based on the daily volume weighted average price of our common stock during the term of the applicable agreement. The ASR transaction is expected to be completed within approximately 11 months.

LEAR CORPORATION

After completion of the ASR program, we will have a remaining repurchase authorization of $750 million. We may implement these share repurchases through a variety of methods, including open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which we will repurchase our outstanding common stock and the timing of such repurchases will depend upon our financial condition, prevailing market conditions, alternative uses of capital and other factors. In addition, our amended and restated credit facility and the indenture governing our 2018 Notes and our 2020 Notes place certain limitations on our ability to repurchase our common shares. See “— Forward-Looking Statements.”

For further information regarding our common stock share repurchase program and the ASR program, see Note 12, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report.

Dividends

A summary of 2013 dividend declarations is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.17	February 7, 2013	March 1, 2013	March 20, 2013

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

Adequacy of Liquidity Sources

As of March 30, 2013, we had approximately $1.6 billion of cash and cash equivalents on hand and $1 billion in available borrowing capacity under our revolving credit facility. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly dividends and repurchase shares of our common stock, including $800 million under an ASR agreement (see “— Common Stock Share Repurchase Program,” above). Our future financial results and our ability to continue to meet our liquidity needs are subject to, and will be affected by, cash flows from operations, including the impact of restructuring activities, automotive industry conditions, the financial condition of our customers and suppliers and other related factors. Additionally, an economic downturn or reduction in production levels could negatively impact our financial condition. For further discussion of the risks and uncertainties affecting our cash flows from operations and our overall liquidity, see “— Executive Overview” above, “— Forward-Looking Statements” below and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Chinese renminbi and the Canadian dollar. We have performed a quantitative analysis of our overall currency rate exposure as of March 30, 2013 and December 31, 2012. As of March 30, 2013, the potential adverse earnings impact related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies to which it is exposed for a twelve-month period is approximately ($24) million. In addition, the potential earnings benefit related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies to which it is exposed for a twelve-month period is approximately $9 million. As of December 31, 2012, the potential adverse earnings impact related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies to which it is exposed for a twelve-month period is approximately ($26) million. In addition, the potential earnings benefit related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies to which it is exposed for a twelve-month period is approximately $5 million.

LEAR CORPORATION

As of March 30, 2013, foreign exchange contracts representing $915 million of notional amount were outstanding with maturities of less than 17 months. As of March 30, 2013, the fair value of these contracts was approximately $28 million. A 10% change in the value of the U.S. dollar relative to all other currencies to which it is exposed would result in a $13 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies to which it is exposed would result in a $21 million change in the aggregate fair value of these contracts. As of December 31, 2012, foreign exchange contracts representing $860 million of notional amount were outstanding with maturities of less than 17 months. As of December 31, 2012, the fair value of these contracts was approximately $20 million. A 10% change in the value of the U.S. dollar relative to all other currencies to which it is exposed would result in a $12 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies to which it is exposed would result in a $30 million change in the aggregate fair value of these contracts.

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

Interest Rates

Historically, we have used interest rate swap and other derivative contracts to manage our exposure to fluctuations in interest rates. As of March 30, 2013 and December 31, 2012, there were no interest rate contracts outstanding. We will continue to evaluate, and may use, derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage our exposures to fluctuations in interest rates in the future.

Commodity Prices

Raw material, energy and commodity costs can be volatile. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, financial hedges for certain commodities and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. If these costs increase, it could have an adverse impact on our operating results in the foreseeable future. See “— Forward-Looking Statements” below and Item 1A, “Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance,” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We use derivative instruments to reduce our exposure to fluctuations in copper prices. As of March 30, 2013 and December 31, 2012, there were no commodity swap contracts outstanding.

For further information related to the financial instruments described above, see Note 15, “Financial Instruments,” to the condensed consolidated financial instruments included in this Report.

OTHER MATTERS

Legal and Environmental Matters

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of March 30, 2013, we had recorded reserves for pending

LEAR CORPORATION

legal disputes, including commercial disputes and other matters, of $13 million. In addition, as of March 30, 2013, we had recorded reserves for product liability claims and environmental matters of $30 million and $5 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012. For a more complete description of our outstanding material legal proceedings, see Note 13, “Legal and Other Contingencies,” to the condensed consolidated financial statements included in this Report.

Significant Accounting Policies and Critical Accounting Estimates

Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates,” and Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first three months of 2013.

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

LEAR CORPORATION

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

other risks, described in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012, and from time to time in our other Securities and Exchange Commission filings.

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

(b)	Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012. For a description of our outstanding material legal proceedings, see Note 13, “Legal and Other Contingencies,” to the condensed consolidated financial statements included in this Report.

ITEM 1A — RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

LEAR CORPORATION

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As discussed in Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capitalization — Common Stock Share Repurchase Program,” and Note 12, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report, we currently have $1.55 billion in availability under our common stock share repurchase program, and in April 2013, we entered into an accelerated stock repurchase (“ASR”) agreement to repurchase $800 million of our common stock. In the quarter ended March 30, 2013, we repurchased 3,670,922 shares of our outstanding common stock for an aggregate purchase price of $200.1 million, excluding commissions. A summary of the shares of our common stock repurchased during the quarter ended March 30, 2013, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (2)
January 1, 2013 through January 26, 2013	—	N/A	N/A	$1,750.1
January 27, 2013 through February 23, 2013	1,194,114	$53.97	1,194,114	$1,685.7
February 24, 2013 through March 30, 2013	2,476,808	$54.78	2,476,808	$1,550.0

Total	3,670,922	$54.52	3,670,922	$1,550.0

(1)	Excluding commissions.
(2)	Including the two-year common stock share repurchase authorization of $750 million to commence immediately following the completion of the ASR program referred to above.

ITEM 6 — EXHIBITS

The exhibits listed on the “Index to Exhibits” on page 42 are filed with this Form 10-Q or incorporated by reference as set forth below.

LEAR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated: April 25, 2013	By:	/s/ Matthew J. Simoncini
Matthew J. Simoncini
President and Chief Executive Officer

	By:	/s/ Jeffrey H. Vanneste
Jeffrey H. Vanneste
Senior Vice President and Chief Financial Officer

LEAR CORPORATION

Index to Exhibits

Exhibit Number	Exhibit

4.1	Third Supplemental Indenture, dated as of January 17, 2013, by and among Lear Corporation, the Subsidiary Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 14, 2013).

4.2	Registration Rights Agreement, dated as of January 17, 2013, by and among the Company and each of the other parties thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 14, 2013).

10.1	Amended and Restated Credit Agreement, dated as of January 30, 2013, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 30, 2013).

**10.2*	Form of 2013 Restricted Stock Unit Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan.

**10.3*	Form of 2013 Performance Share Terms and Conditions under the Lear Corporation 2009 Long-Tem Stock Incentive Plan.

**31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

**31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document.

***101.SCH	XBRL Taxonomy Extension Schema Document.

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Compensatory plan or arrangement.
**	Filed herewith.
***	Submitted electronically with the Report.