Form 10-Q
period 2013-06-29
LEAR CORP
filed 2013-07-26
CIK 842162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of July 22, 2013, the number of shares outstanding of the registrant’s common stock was 80,642,466 shares.

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 29, 2013

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

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	June 29, 2013 (1)	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$841.1	$1,402.2
Accounts receivable	2,468.0	2,040.7
Inventories	787.9	727.1
Other	695.4	703.5

Total current assets	4,792.4	4,873.5

LONG-TERM ASSETS:
Property, plant and equipment, net	1,481.3	1,403.1
Goodwill	745.1	746.5
Other	1,148.0	1,171.0

Total long-term assets	3,374.4	3,320.6

Total assets	$8,166.8	$8,194.1

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and drafts	$2,495.1	$2,233.0
Accrued liabilities	1,097.8	983.9

Total current liabilities	3,592.9	3,216.9

LONG-TERM LIABILITIES:
Long-term debt	1,056.9	626.3
Other	726.7	738.7

Total long-term liabilities	1,783.6	1,365.0

EQUITY:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 107,976,955 and 107,863,310 shares issued as of June 29, 2013 and December 31, 2012, respectively	1.1	1.1
Additional paid-in capital, including warrants to purchase common stock	2,010.2	2,155.7
Common stock held in treasury, 27,338,652 and 11,921,235 shares as of June 29, 2013 and December 31, 2012, respectively, at cost	(1,353.7)	(517.9)
Retained earnings	2,364.2	2,149.0
Accumulated other comprehensive loss	(352.5)	(300.8)

Lear Corporation stockholders’ equity	2,669.3	3,487.1
Noncontrolling interests	121.0	125.1

Equity	2,790.3	3,612.2

Total liabilities and equity	$8,166.8	$8,194.1

(1)	Unaudited.

The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$4,113.1	$3,665.0	$8,060.2	$7,309.0
Cost of sales	3,775.4	3,350.4	7,410.1	6,684.6
Selling, general and administrative expenses	127.9	117.3	257.5	233.4
Amortization of intangible assets	8.6	7.3	17.2	14.2
Interest expense	17.4	14.0	34.1	26.5
Other expense, net	10.3	10.2	21.0	10.5

Consolidated income before provision for income taxes and equity in net income of affiliates	173.5	165.8	320.3	339.8
Provision for income taxes	41.1	31.8	79.0	71.1
Equity in net income of affiliates	(9.9)	(20.6)	(17.9)	(30.3)

Consolidated net income	142.3	154.6	259.2	299.0
Less: Net income attributable to noncontrolling interests	5.0	9.2	13.4	19.5

Net income attributable to Lear	$137.3	$145.4	$245.8	$279.5

Basic net income per share attributable to Lear	$1.62	$1.47	$2.74	$2.80

Diluted net income per share attributable to Lear	$1.60	$1.45	$2.71	$2.76

Consolidated comprehensive income (Note 12)	$113.7	$75.0	$208.4	$286.8
Less: Comprehensive income attributable to noncontrolling interests	5.3	7.8	14.1	18.6

Comprehensive income attributable to Lear	$108.4	$67.2	$194.3	$268.2

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Six Months Ended
	June 29, 2013	June 30, 2012
Cash Flows from Operating Activities:
Consolidated net income	$259.2	$299.0
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	135.4	110.3
Net change in recoverable customer engineering, development and tooling	13.3	(56.1)
Net change in working capital items (see below)	(162.2)	(181.8)
Other, net	19.7	(11.6)

Net cash provided by operating activities	265.4	159.8

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(226.4)	(180.4)
Insurance proceeds	7.1	4.5
Cash paid for acquisitions, net of cash acquired	—	(243.9)
Other, net	40.6	(2.1)

Net cash used in investing activities	(178.7)	(421.9)

Cash Flows from Financing Activities:
Proceeds from the issuance of senior notes	500.0	—
Repurchase of senior notes	(72.1)	—
Payment of debt issuance and other financing costs	(13.4)	—
Repurchase of common stock	(1,000.1)	(122.5)
Dividends paid to Lear Corporation stockholders	(29.6)	(27.6)
Dividends paid to noncontrolling interests	(14.8)	(4.3)
Other	(9.3)	2.0

Net cash used in financing activities	(639.3)	(152.4)

Effect of foreign currency translation	(8.5)	(7.4)

Net Change in Cash and Cash Equivalents	(561.1)	(421.9)
Cash and Cash Equivalents as of Beginning of Period	1,402.2	1,754.3

Cash and Cash Equivalents as of End of Period	$841.1	$1,332.4

Changes in Working Capital Items:
Accounts receivable	$(474.5)	$(399.2)
Inventories	(79.2)	(92.7)
Accounts payable	301.4	329.8
Accrued liabilities and other	90.1	(19.7)

Net change in working capital items	$(162.2)	$(181.8)

Supplementary Disclosure:
Cash paid for interest	$28.1	$30.3

Cash paid for income taxes	$76.6	$42.1

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

Lear Corporation (“Lear,” and together with its consolidated subsidiaries, the “Company”) and its affiliates design and manufacture automotive seats and related components, as well as electrical distribution systems and related components. The Company’s main customers are automotive original equipment manufacturers. The Company operates facilities worldwide.

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

In the second quarter of 2012, the Company completed the acquisition of Guilford Mills for $243.9 million, net of cash acquired. The acquisition was accounted for as a purchase, and accordingly, the assets acquired and liabilities assumed are included in accompanying condensed consolidated financial statements from the date of acquisition. For further information on the acquisition of Guilford Mills, see Note 3, “Acquisition,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Company’s annual financial results are reported on a calendar year basis and quarterly interim results are reported using a thirteen week reporting calendar.

Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended June 29, 2013.

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

In the first half of 2013, the Company recorded charges of $31.2 million in connection with its restructuring actions. These charges consist of $21.6 million recorded as cost of sales and $9.6 million recorded as selling, general and administrative expenses. The restructuring charges consist of employee termination benefits of $19.8 million, asset impairment charges of $4.2 million and contract termination costs of $0.3 million, as well as other related costs of $6.9 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and/or equipment with carrying values of $4.2 million in excess of related estimated fair values. The Company expects to incur approximately $26 million of additional restructuring costs related to activities initiated as of June 29, 2013, and expects that the components of such costs will be consistent with its historical experience. Any future restructuring actions will depend upon market conditions, customer actions and other factors.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A summary of 2013 activity is shown below (in millions):

			Utilization
	Accrual as of January 1, 2013	2013 Charges	Cash	Non-cash	Accrual as of June 29, 2013
Employee termination benefits	$38.5	$19.8	$(19.4)	$—	$38.9
Contract termination costs	5.7	0.3	(0.2)	—	5.8
Asset impairment charges	—	4.2	—	(4.2)	—
Other related costs	—	6.9	(6.9)	—	—

Total	$44.2	$31.2	$(26.5)	$(4.2)	$44.7

(3) Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	June 29, 2013	December 31, 2012
Raw materials	$629.8	$582.2
Work-in-process	45.4	37.4
Finished goods	112.7	107.5

Inventories	$787.9	$727.1

(4) Pre-Production Costs Related to Long-Term Supply Agreements

The Company incurs pre-production engineering and development (“E&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production E&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the Company does not have a non-cancelable right to use the tooling. During the first half of 2013 and 2012, the Company capitalized $98.6 million and $116.2 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During the first half of 2013 and 2012, the Company also capitalized $101.7 million and $86.7 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets. During the first half of 2013 and 2012, the Company collected $198.3 million and $138.5 million, respectively, of cash related to E&D and tooling costs.

The classification of recoverable customer E&D and tooling costs related to long-term supply agreements is shown below (in millions):

	June 29, 2013	December 31, 2012
Current	$121.7	$141.8
Long-term	54.4	55.0

Recoverable customer engineering, development and tooling	$176.1	$196.8

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A summary of property, plant and equipment is shown below (in millions):

	June 29, 2013	December 31, 2012
Land	$113.6	$114.0
Buildings and improvements	499.5	475.1
Machinery and equipment	1,445.4	1,306.6
Construction in progress	156.5	139.6

Total property, plant and equipment	2,215.0	2,035.3
Less – accumulated depreciation	(733.7)	(632.2)

Net property, plant and equipment	$1,481.3	$1,403.1

Depreciation expense was $60.3 million and $49.3 million for the three months ended June 29, 2013 and June 30, 2012, respectively, and $118.1 million and $96.1 million for the six months ended June 29, 2013 and June 30, 2012, respectively.

The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with GAAP. If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. The Company does not believe that there were any indicators that would have resulted in long-lived asset impairment charges as of June 29, 2013. The Company will, however, continue to assess the impact of any significant industry events and long-term automotive production estimates on the realization of its long-lived assets.

In the first half of 2013, the Company recognized asset impairment charges of $4.2 million in conjunction with its restructuring actions (Note 2, “Restructuring”).

Investments in Affiliates

In the first quarter of 2013, the Company completed the sale of its 22.88% ownership interest in International Automotive Components Group North America, LLC for net proceeds of $49.6 million. The Company did not recognize a significant gain or loss related to this transaction.

(6) Goodwill

A summary of the changes in the carrying amount of goodwill, all of which relates to the seating segment, for the six months ended June 29, 2013, is shown below (in millions):

Balance as of January 1, 2013	$746.5
Foreign currency translation and other	(1.4)

Balance as of June 29, 2013	$745.1

Goodwill is not amortized but is tested for impairment on at least an annual basis. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment is more likely than not to have occurred. In conducting its annual impairment testing, the Company may first perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If not, no further goodwill impairment testing is required. If it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or if the Company elects not to perform a qualitative assessment of a reporting unit, the Company then compares the fair value of the reporting unit to the related net book value. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. The Company conducts its annual impairment testing as of the first day of its fourth quarter.

The Company does not believe that there were any indicators that would have resulted in goodwill impairment charges as of June 29, 2013. The Company will, however, continue to assess the impact of significant events or circumstances on its recorded goodwill.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(7) Long-Term Debt

A summary of long-term debt and the related weighted average interest rates is shown below (in millions):

	June 29, 2013		December 31, 2012
	Long-Term Debt	Weighted Average Interest Rate	Long-Term Debt	Weighted Average Interest Rate
7.875% Senior Notes due 2018	$278.7	8.00%	$313.4	8.00%
8.125% Senior Notes due 2020	278.2	8.25%	312.9	8.25%
4.75% Senior Notes due 2023	500.0	4.75%	—

Long-term debt	$1,056.9		$626.3

Senior Notes

As of June 29, 2013, the Company’s long-term debt consists of $280 million in aggregate principal amount at maturity of senior unsecured notes due 2018 at a stated coupon rate of 7.875% (the “2018 Notes”), $280 million in aggregate principal amount at maturity of senior unsecured notes due 2020 at a stated coupon rate of 8.125% (the “2020 Notes”) and $500 million in aggregate principal amount of senior unsecured notes due 2023 at a stated coupon rate of 4.75% (the “2023 Notes” and together with the 2018 Notes and the 2020 Notes, the “Notes”).

The 2018 Notes were priced at 99.276% of par, resulting in a yield to maturity of 8.00%, and the 2020 Notes were priced at 99.164% of par, resulting in a yield to maturity of 8.25%. The 2018 Notes and the 2020 Notes were issued on March 26, 2010, and interest on the 2018 Notes and the 2020 Notes is payable on March 15 and September 15 of each year. The 2018 Notes mature on March 15, 2018, and the 2020 Notes mature on March 15, 2020.

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

The 2023 Notes were issued on January 17, 2013, and interest on the 2023 Notes is payable on January 15 and July 15 of each year. The 2023 Notes were offered and sold in a private transaction to qualified institutional buyers under Rule 144A and, outside of the United States, pursuant to Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). The 2023 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an exemption from the registration requirements of the Securities Act. In connection with the issuance of the 2023 Notes, the Company entered into a registration rights agreement providing, among other things, customary registration rights with respect to the exchange of the 2023 Notes for a new issue of registered notes with substantially identical terms to the 2023 Notes on or before June 2, 2014. The proceeds from the offering of $500 million, net of related issuance costs of $7.4 million, together with the Company’s existing sources of liquidity, were used for general corporate purposes, including, without limitation, the redemption of $70 million in aggregate principal amount of the 2018 Notes and the 2020 Notes during 2013 (see above), investments in additional component capabilities and emerging markets and share repurchases under the Company’s common stock share repurchase program (see Note 12, “Comprehensive Income and Equity). The 2023 Notes mature on January 15, 2023.

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

As of June 29, 2013, the Company was in compliance with all covenants under the indentures governing the Notes.

Revolving Credit Facility

On January 30, 2013, the Company amended and restated its revolving credit facility to, among other things, increase the borrowing capacity from $500 million to $1.0 billion, extend the maturity date to January 30, 2018, and reduce interest rates payable on outstanding borrowings under the facility. As of June 29, 2013, there were no borrowings outstanding under the revolving credit facility.

Advances under the revolving credit facility generally bear interest at a variable rate per annum equal to (i) the Eurocurrency Rate (as defined) plus an adjustable margin of 1.0% to 2.25% based on the Company’s corporate rating (1.5% as of June 29, 2013), payable on the last day of each applicable interest period but in no event less frequently than quarterly, or (ii) the Adjusted Base Rate (as defined) plus an adjustable margin of 0.0% to 1.25% based on the Company’s corporate rating (0.50% as of June 29, 2013), payable quarterly. An annual facility fee is payable which ranges from 0.25% to 0.50% of the total amount committed under the revolving credit facility.

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

The amended and restated senior secured credit agreement contains various customary representations, warranties and covenants by the Company, including, without limitation, (i) covenants regarding maximum leverage and minimum interest coverage, (ii) limitations on fundamental changes involving the Company or its subsidiaries and (iii) limitations on indebtedness, liens, investments and restricted payments. As of June 29, 2013, the Company was in compliance with all covenants under the agreement governing the amended and restated senior secured credit agreement.

For further information on the Notes and the revolving credit facility, see Note 7, “Long-Term Debt,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(8) Pension and Other Postretirement Benefit Plans

Net Periodic Pension and Other Postretirement Benefit Cost

The components of the Company’s net periodic pension benefit cost are shown below (in millions):

	Three Months Ended				Six Months Ended
	June 29, 2013		June 30, 2012		June 29, 2013		June 30, 2012
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$0.7	$2.5	$0.8	$1.9	$1.4	$5.0	$1.6	$3.8
Interest cost	6.5	5.1	5.8	4.7	13.1	10.4	11.7	9.4
Expected return on plan assets	(8.1)	(6.3)	(6.6)	(5.5)	(16.2)	(12.7)	(13.2)	(10.9)
Amortization of actuarial loss	1.1	1.6	1.0	1.4	2.1	3.2	2.0	2.8
Settlement loss	—	—	—	—	—	—	0.6	—

Net periodic benefit cost	$0.2	$2.9	$1.0	$2.5	$0.4	$5.9	$2.7	$5.1

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The components of the Company’s net periodic other postretirement benefit cost are shown below (in millions):

	Three Months Ended				Six Months Ended
	June 29, 2013		June 30, 2012		June 29, 2013		June 30, 2012
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$0.1	$0.2	$0.1	$0.2	$0.1	$0.5	$0.2	$0.5
Interest cost	0.9	0.8	1.1	0.7	1.8	1.6	2.2	1.5
Amortization of actuarial loss (gain)	(0.1)	0.1	0.1	0.1	(0.1)	0.2	0.2	0.1
Amortization of prior service credit	—	(0.1)	—	—	—	(0.2)	—	—
Special termination benefits	—	0.2	—	0.1	—	0.2	—	0.2

Net periodic benefit cost	$0.9	$1.2	$1.3	$1.1	$1.8	$2.3	$2.6	$2.3

Contributions

Employer contributions to the Company’s domestic and foreign pension plans for the six months ended June 29, 2013, were $8.0 million. The Company expects contributions to its domestic and foreign pension plans of $20 to $25 million in 2013. The Company may elect to make contributions in excess of minimum funding requirements in response to investment performance or changes in interest rates or when the Company believes that it is financially advantageous to do so and based on its other cash requirements.

Employer contributions to the Company’s defined contribution retirement program for its salaried employees, determined as a percentage of each covered employee’s eligible compensation, for the six months ended June 29, 2013, were $8.2 million. The Company expects total contributions of approximately $15 million to this program in 2013.

(9) Other Expense, Net

Other expense, net includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt (Note 7, “Long-Term Debt”), gains and losses on the disposal of fixed assets and other miscellaneous income and expense. A summary of other expense, net is shown below (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Other expense	$10.4	$13.4	$21.5	$16.2
Other income	(0.1)	(3.2)	(0.5)	(5.7)

Other expense, net	$10.3	$10.2	$21.0	$10.5

For the six months ended June 29, 2013, other expense includes a loss of $3.6 million on the partial extinguishment of debt. See Note 7, “Long-Term Debt.”

For the three and six months ended June 30, 2012, other income includes a gain of $3.5 million and $5.1 million, respectively, resulting from insurance recoveries related to the destruction of property, plant and equipment. See Note 13, “Legal and Other Contingencies.”

(10) Income Taxes

The provision for income taxes was $41.1 million for the second quarter of 2013, representing an effective tax rate of 23.7% on pretax income before equity in net income of affiliates of $173.5 million, as compared to $31.8 million for the second quarter of 2012, representing an effective tax rate of 19.2% on pretax income before equity in net income of affiliates of $165.8 million. The provision for income taxes was $79.0 million for the six months ended June 29, 2013, representing an effective tax rate of 24.7% on pretax income before equity in net income of affiliates of $320.3 million, as compared to $71.1 million for the six months ended June 30, 2012, representing an effective tax rate of 20.9% on a pretax income before equity in net income of affiliates of $339.8 million.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In the first half of 2013, the Company recognized tax benefits of $4.5 million primarily related to the retroactive reinstatement of the U.S. research and development tax credit by the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013, and a tax benefit of $15.8 million related to the reversal of a full valuation allowance with respect to the deferred tax assets of a foreign subsidiary. As a result of the reversal of a substantial portion of the Company’s U.S. valuation allowance in the fourth quarter of 2012, the provision for income taxes in the first half of 2013 reflects tax expense recorded with respect to the Company’s earnings in the United States. In the first half of 2013 and 2012, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. The provision was also impacted by a portion of the Company’s restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Excluding these items, the effective tax rate in the first half of 2013 and 2012 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.

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

For further information , see Note 8, “Income Taxes,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

A summary of information used to compute basic and diluted net income per share attributable to Lear is shown below (in millions, except share data):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income attributable to Lear	$137.3	$145.4	$245.8	$279.5

Average common shares outstanding	84,517,205	99,127,883	89,609,759	99,721,827
Dilutive effect of common stock equivalents	1,033,769	1,483,916	1,043,946	1,548,999

Average diluted shares outstanding	85,550,974	100,611,799	90,653,705	101,270,826

Basic net income per share attributable to Lear	$1.62	$1.47	$2.74	$2.80

Diluted net income per share attributable to Lear	$1.60	$1.45	$2.71	$2.76

(12) Comprehensive Income and Equity

Comprehensive Income

Comprehensive income is defined as all changes in the Company’s net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items recorded in equity are included in comprehensive income.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A summary of comprehensive income and reconciliations of equity, Lear Corporation stockholders’ equity and noncontrolling interests for the three and six months ended June 29, 2013 and June 30, 2012, are shown below (in millions):

	Three Months Ended June 29, 2013			Six Months Ended June 29, 2013
	Equity	Attributable to Lear Corporation Stockholders	Non- controlling Interests	Equity	Attributable to Lear Corporation Stockholders	Non- controlling Interests
Beginning equity balance	$3,485.8	$3,360.6	$125.2	$3,612.2	$3,487.1	$125.1
Stock-based compensation transactions	14.4	14.4	—	21.8	21.8	—
Repurchase of common stock	(800.0)	(800.0)	—	(1,000.1)	(1,000.1)	—
Dividends declared to Lear Corporation stockholders	(14.1)	(14.1)	—	(30.6)	(30.6)	—
Dividends paid to noncontrolling interests	(9.5)	—	(9.5)	(14.8)	—	(14.8)
Acquisition of noncontrolling interest	—	—	—	(6.6)	(3.2)	(3.4)
Comprehensive income:
Net income	142.3	137.3	5.0	259.2	245.8	13.4
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments (1)	1.8	1.8	—	3.7	3.7	—
Derivative instruments and hedging activities (2)	(16.1)	(16.1)	—	(8.8)	(8.8)	—
Foreign currency translation adjustments	(14.3)	(14.6)	0.3	(45.7)	(46.4)	0.7

Other comprehensive loss	(28.6)	(28.9)	0.3	(50.8)	(51.5)	0.7

Comprehensive income	113.7	108.4	5.3	208.4	194.3	14.1

Ending equity balance	$2,790.3	$2,669.3	$121.0	$2,790.3	$2,669.3	$121.0

(1)	Includes comprehensive income of $2.6 million and $5.2 million for the three and six months ended June 29, 2013, respectively, reclassified from accumulated other comprehensive loss. See Note 8, “Pension and Other Postretirement Benefit Plans.”
(2)	Includes comprehensive loss of $10.6 million and $18.8 million for the three and six months ended June 29, 2013, respectively, reclassified from accumulated other comprehensive loss. See Note 15, “Financial Instruments.”

In the three and six months ended June 29, 2013, foreign currency translation adjustments largely relate to the Euro and the Brazilian real.

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Equity	Attributable to Lear Corporation Stockholders	Non- controlling Interests	Equity	Attributable to Lear Corporation Stockholders	Non- controlling Interests
Beginning equity balance	$2,705.4	$2,577.1	$128.3	$2,561.1	$2,436.4	$124.7
Stock-based compensation transactions	5.2	5.2	—	14.0	14.0	—
Repurchase of common stock	(70.0)	(70.0)	—	(122.5)	(122.5)	—
Dividends declared to Lear Corporation stockholders	(14.0)	(14.0)	—	(28.4)	(28.4)	—
Dividends paid to noncontrolling interests	(1.1)	—	(1.1)	(4.3)	—	(4.3)
Acquisition of noncontrolling interests	—	—	—	(6.2)	(2.2)	(4.0)
Comprehensive income:
Net income	154.6	145.4	9.2	299.0	279.5	19.5
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments (3)	2.6	2.6	—	(1.8)	(1.8)	—
Derivative instruments and hedging activities (4)	(4.7)	(4.7)	—	36.0	36.0	—
Foreign currency translation adjustments	(77.5)	(76.1)	(1.4)	(46.4)	(45.5)	(0.9)

Other comprehensive income	(79.6)	(78.2)	(1.4)	(12.2)	(11.3)	(0.9)

Comprehensive income	75.0	67.2	7.8	286.8	268.2	18.6

Ending equity balance	$2,700.5	$2,565.5	$135.0	$2,700.5	$2,565.5	$135.0

(3)	Includes comprehensive income of $2.6 million and $5.7 million for the three and six months ended June 30, 2012, respectively, reclassified from accumulated other comprehensive loss. See Note 8, “Pension and Other Postretirement Benefit Plans.”
(4)	Includes comprehensive income of $5.0 million and $6.1 million for the three and six months ended June 30, 2012, respectively, reclassified from accumulated other comprehensive loss. See Note 15, “Financial Instruments.”

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In the three and six months ended and June 30, 2012, foreign currency translation adjustments relate primarily to the Euro and the Brazilian real.

Lear Corporation Stockholders’ Equity

Common Stock Share Repurchase Program —

In January 2013, the Company’s Board of Directors authorized an increase of $800 million to the Company’s existing common stock share repurchase program, which permits the discretionary repurchase of the Company’s common stock, to provide for aggregate repurchases of $1.5 billion and extended the term of the program to January 10, 2016. In February 2013, the Board of Directors authorized the Company to increase the pace of its common stock share repurchase program in order to complete $600 million of share repurchases in 2013. Subsequent to this action, the Company received notice from certain of its stockholders, Marcato Capital Management LLC, Oskie Capital Management and their affiliates (together, the “Marcato-Oskie Group”), that they intended to nominate three directors for election and propose certain other business at the Company’s 2013 annual meeting of stockholders. Following discussions with the Marcato-Oskie Group and continued review of the Company’s capital structure by the Board of Directors, in April 2013, the Company and the Marcato-Oskie Group entered into an agreement pursuant to which, among other things, the Marcato-Oskie Group agreed to withdraw its director nominees, the Company agreed to appoint a ninth director who is mutually acceptable to the Company and the Marcato-Oskie Group, as promptly as practicable following the Company’s 2013 annual meeting of stockholders, and the Board of Directors authorized a further acceleration of the Company’s existing common stock share repurchase program so that the program will be completed no later than March 2014. In addition, under the terms of the agreement, the Board of Directors approved a new two-year common stock share repurchase authorization of $750 million to commence immediately following the completion of the current authorization.

Pursuant to the agreement reached with the Marcato-Oskie Group described above, on April 25, 2013, the Company entered into an accelerated stock repurchase (“ASR”) agreement with a third-party financial institution to repurchase $800 million of its common stock. In the second quarter of 2013, the Company paid $800 million to the financial institution, using cash on-hand, and received an initial delivery of 11,862,836 shares. This initial share delivery represented 80% of the ASR transaction’s value at the then-current price of $53.95 per share. These shares have been included in common stock held in treasury as of the applicable delivery date. The remaining 20% of the ASR transaction’s value, or $160 million, has been included in additional paid-in-capital in the accompanying condensed consolidated balance sheet as of June 29, 2013, and will be transferred to common stock held in treasury upon settlement of the ASR transaction. The ultimate number of shares to be repurchased and the final price paid per share under the ASR transaction will be based on the daily volume weighted average price of the Company’s common stock during the term of the ASR agreement, less an agreed upon discount. At settlement, if the ultimate number of shares to be repurchased exceeds the 11,862,836 shares initially delivered, the Company will receive additional shares from the financial institution. If the ultimate number of shares to be repurchased is less than the 11,862,836 shares initially delivered, the Company has the contractual right to either deliver additional shares or cash equal to the value of those shares to the financial institution. The ASR transaction is expected to be completed no later than March 2014. For further information regarding the Company’s ASR program, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capitalization — Common Stock Share Repurchase Program.”

After completion of the ASR transaction, the Company will have a remaining repurchase authorization of $750 million under its common stock share repurchase program. The Company may implement these share repurchases through a variety of methods, including open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which the Company will repurchase its outstanding common stock and the timing of such repurchases will depend upon its financial condition, prevailing market conditions, alternative uses of capital and other factors. In addition, the Company’s amended and restated credit facility and the indenture governing the 2018 Notes and the 2020 Notes place certain limitations on the Company’s ability to repurchase its common shares.

Inclusive of the $800 million ASR transaction, the Company has paid $1.5 billion, in aggregate, for repurchases of its outstanding common stock, excluding commissions and related fees, since the first quarter of 2011. In the first half of 2013, the Company paid $1.0 billion, in aggregate, for repurchases of its outstanding common stock (15,533,758 shares repurchased, including the initial delivery of shares under the ASR transaction, at an average purchase price of $54.08, excluding commissions and fees). In the first half of 2012, the Company paid $122.5 million, in aggregate, for repurchases of its outstanding common stock (2,942,771 shares repurchased at an average purchase price of $41.63 per share, excluding commissions).

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In addition to shares repurchased under the Company’s common stock share repurchase program described above, the Company classified shares withheld from the settlement of the Company’s restricted stock unit awards to cover minimum tax withholding requirements as common stock held in treasury in the accompanying condensed consolidated balance sheets as of June 29, 2013 and December 31, 2012.

Quarterly Dividend — In the first half of 2013 and 2012, the Company’s Board of Directors declared quarterly cash dividends of $0.17 and $0.14 per share of common stock, respectively. In the first half of 2013, declared dividends totaled $30.6 million, and dividends paid totaled $29.6 million. In the first half of 2012, declared dividends totaled $28.4 million, and dividends paid totaled $27.6 million. Dividends payable on common shares to be distributed under the Company’s stock-based compensation program and common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings will be paid when such common shares are distributed.

Noncontrolling Interests

In the first half of 2013 and 2012, the Company acquired noncontrolling interests in certain of its consolidated subsidiaries.

(13) Legal and Other Contingencies

As of June 29, 2013 and December 31, 2012, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $18.4 million and $12.8 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.

On October 5, 2011, a plaintiff filed a putative class action complaint in the United States District Court for the Eastern District of Michigan against the Company and several other global suppliers of automotive wire harnesses alleging violations of federal and state antitrust and related laws. Since that time, a number of other plaintiffs have filed substantially similar class action complaints against the Company and these and other suppliers and individuals in a number of different federal district courts, and it is possible that additional similar lawsuits may be filed in the future. Plaintiffs purport to be direct and indirect purchasers of automotive wire harnesses supplied by the Company and/or the other defendants during the relevant period. The complaints allege that the defendants conspired to fix prices at which automotive wire harnesses were sold and that this had an anticompetitive effect upon interstate commerce in the United States. The complaints further allege that defendants fraudulently concealed their alleged conspiracy. The plaintiffs in these proceedings seek injunctive relief and recovery of an unspecified amount of damages, as well as costs and expenses relating to the proceedings, including attorneys’ fees. On February 7, 2012, the Judicial Panel on Multidistrict Litigation entered an order transferring and coordinating the various civil actions, for pretrial purposes, into one proceeding in the United States District Court for the Eastern District of Michigan. On May 14, 2012, three purported classes of plaintiffs — direct purchasers of automotive wire harnesses; automotive dealers that indirectly purchased automotive wire harnesses or vehicles containing such harnesses; and indirect purchasers that purchased or leased vehicles containing automotive wire harnesses (or purchased replacement automotive wire harnesses for their vehicles) — filed consolidated amended complaints in the consolidated proceeding. With respect to the Company, the consolidated amended complaints are substantially similar to the individual complaints that had been filed in the various jurisdictions. On July 13, 2012, the Company filed a motion to have these actions dismissed. On June 6, 2013, the District Court entered an order denying the Company’s motion to dismiss, and on June 20, 2013, the Company filed a motion asking the District Court to certify the June 6 order for interlocutory appeal to the United States Circuit Court of Appeals for the Sixth Circuit.

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

On November 17, 2011, the Company filed a motion with the United States Bankruptcy Court for the Southern District of New York seeking entry of an order enforcing the Company’s 2009 Plan of Reorganization and directing dismissal of the pending class action complaints. The bankruptcy court heard oral argument on the motion and, on February 10, 2012, ruled that claims against the Company alleging violation of antitrust law are enjoined to the extent that they arose prior to the Company’s emergence from Chapter 11 bankruptcy proceedings on November 9, 2009. The bankruptcy court further held that the District Court was the appropriate forum

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

to address antitrust claims arising after the Company’s emergence from Chapter 11 bankruptcy proceedings. The Company appealed the bankruptcy court’s decision on this issue, and in November 2012, the appellate court ruled in favor of the Company and remanded for consideration by the bankruptcy court the possible effects of certain alleged antitrust claims arising after November 9, 2009. This issue was stayed by the bankruptcy court until a decision was entered with respect to the Company’s motion to dismiss the underlying class action complaints in the United States District Court for the Eastern District of Michigan. Following the District Court’s June 6, 2013 order denying the Company’s motion to dismiss, the Company renewed its request that the bankruptcy court enjoin the antitrust class action plaintiffs, and any similarly situated potential plaintiffs, from seeking damages against the Company for the period prior to November 9, 2009. That request remains pending.

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

A summary of the changes in reserves for product liability and warranty claims for the six months ended June 29, 2013, is shown below (in millions):

Balance as of January 1, 2013	$22.7
Expense, net (including changes in estimates)	9.9
Settlements	(2.4)
Foreign currency translation and other	(0.2)

Balance as of June 29, 2013	$30.0

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

As of June 29, 2013 and December 31, 2012, the Company had recorded environmental reserves of $5.0 million and $5.2 million, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.

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

Since the fire in the third quarter of 2011, the Company incurred cumulative losses and incremental costs of $65.7 million ($1.5 million and $7.3 million incurred in the three and six months ended June 29, 2013, respectively; and $7.1 million and $17.8 million incurred in the three and six months ended June 30, 2012, respectively). The Company also recognized in cost of sales cumulative recoveries of $59.1 million ($10.2 million and $20.2 million recognized in the three and six months ended June 30, 2012, respectively) and in other expense cumulative recoveries and gains of $29.9 million ($3.5 million and $5.1 million recognized in the three and six months ended June 30, 2012, respectively). In addition, the Company received cumulative cash proceeds of $89.0 million ($10.0 million and $24.7 million received in the first half of 2013 and 2012, respectively), of which $59.1 million ($2.9 million and $20.2 million received in the first half of 2013 and 2012, respectively) has been reflected in cash flows from operating activities and $29.9 million ($7.1 million and $4.5 million received in the first half of 2013 and 2012, respectively) has been reflected in cash flows from investing activities.

(14) Segment Reporting

The Company has two reportable operating segments: seating, which includes seats and related components, such as seat structures and mechanisms, seat covers, seat foam and headrests, and electrical power management systems (“EPMS”), which includes electrical distribution systems for both traditional powertrain vehicles, as well as high-power for hybrid and electric vehicles. Key components of electrical distribution systems include wiring harnesses, terminals and connectors, junction boxes, electronic control modules and wireless control devices, such as key fobs. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment.

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

	Three Months Ended June 29, 2013
	Seating	EPMS	Other	Consolidated
Revenues from external customers	$3,069.2	$1,043.9	$—	$4,113.1
Segment earnings (1)	166.5	94.9	(60.2)	201.2
Depreciation and amortization	44.1	23.1	1.8	69.0
Capital expenditures	80.1	43.2	4.4	127.7
Total assets	4,754.7	1,594.8	1,817.3	8,166.8

	Three Months Ended June 30, 2012
	Seating	EPMS	Other	Consolidated
Revenues from external customers	$2,793.4	$871.6	$—	$3,665.0
Segment earnings (1)	183.6	58.6	(52.2)	190.0
Depreciation and amortization	35.7	18.7	2.2	56.6
Capital expenditures	60.3	47.8	2.0	110.1
Total assets	4,439.2	1,427.7	1,636.7	7,503.6

	Six Months Ended June 29, 2013
	Seating	EPMS	Other	Consolidated
Revenues from external customers	$5,980.9	$2,079.3	$—	$8,060.2
Segment earnings (1)	307.9	183.9	(116.4)	375.4
Depreciation and amortization	86.7	45.0	3.7	135.4
Capital expenditures	147.6	73.5	5.3	226.4
Total assets	4,754.7	1,594.8	1,817.3	8,166.8

	Six Months Ended June 30, 2012
	Seating	EPMS	Other	Consolidated
Revenues from external customers	$5,607.2	$1,701.8	$—	$7,309.0
Segment earnings (1)	369.4	111.2	(103.8)	376.8
Depreciation and amortization	69.2	36.9	4.2	110.3
Capital expenditures	102.7	73.2	4.5	180.4
Total assets	4,439.2	1,427.7	1,636.7	7,503.6

(1)	See definition above.

For the three months ended June 29, 2013, segment earnings include restructuring charges of $3.7 million, $6.5 million and $4.0 million in the seating and EPMS segments and in the other category, respectively. For the six months ended June 29, 2013, segment earnings include restructuring charges of $18.9 million, $7.2 million and $5.1 million in the seating and EPMS segments and in the other category, respectively. For the three months ended June 30, 2012, segment earnings include restructuring charges of $2.4 million and $0.5 million in the seating and EPMS segments, respectively. For the six months ended June 30, 2012, segment earnings include restructuring charges of $6.3 million, $1.7 million and $0.2 million in the seating and EPMS segments and in the other category, respectively. See Note 2, “Restructuring.”

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Segment earnings	$201.2	$190.0	$375.4	$376.8
Interest expense	17.4	14.0	34.1	26.5
Other expense, net	10.3	10.2	21.0	10.5

Consolidated income before provision for income taxes and equity in net income of affiliates	$173.5	$165.8	$320.3	$339.8

(15) Financial Instruments

The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to the quoted market prices of these securities (Level 2 input based on the GAAP fair value hierarchy). As of June 29, 2013, the aggregate carrying value of the Company’s Notes was $1,056.9 million, as compared to an estimated aggregate fair value of $1,080.5 million. As of December 31, 2012, the aggregate carrying value of the Notes was $626.3 million, as compared to an estimated aggregate fair value of $696.6 million.

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

Foreign exchange — The Company uses forwards, swaps and other derivative contracts to reduce the effects of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce exposure to fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, various European currencies, the Chinese renminbi and the Canadian dollar. As of June 29, 2013 and December 31, 2012, contracts designated as cash flow hedges with $793.5 million and $836.4 million, respectively, of notional amount were outstanding with maturities of less than 18 months and 17 months, respectively. As of June 29, 2013 and December 31, 2012, the fair value of these contracts was approximately $7.5 million and $19.9 million, respectively. As of June 29, 2013 and December 31, 2012, other foreign currency derivative contracts that did not qualify for hedge accounting with $145.7 million and $23.4 million, respectively, of notional amount were outstanding. These foreign currency derivative contracts consist principally of hedges of cash transactions of up to 12 months, hedges of intercompany loans and hedges of certain other balance sheet exposures. As of June 29, 2013 and December 31, 2012, the fair value of these contracts was approximately $0.5 million and approximately zero, respectively.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The fair value of outstanding foreign currency derivative contracts and the related classification in the accompanying condensed consolidated balance sheets as of June 29, 2013 and December 31, 2012, are shown below (in millions):

	June 29, 2013	December 31, 2012
Contracts qualifying for hedge accounting:
Other current assets	$16.4	$22.3
Other long-term assets	0.8	0.5
Other current liabilities	(6.0)	(2.8)
Other long-term liabilities	(3.7)	(0.1)

	7.5	19.9

Contracts not qualifying for hedge accounting:
Other current assets	2.4	0.1
Other current liabilities	(1.9)	(0.1)

	0.5	—

	$8.0	$19.9

Pretax amounts related to foreign currency derivative contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Contracts qualifying for hedge accounting:
Gains (losses) recognized in accumulated other comprehensive loss	$(11.8)	$(9.7)	$6.4	$29.8
(Gains) losses reclassified from accumulated other comprehensive loss	(10.6)	5.0	(18.8)	5.9

Comprehensive income (loss)	$(22.4)	$(4.7)	$(12.4)	$35.7

For the three and six months ended June 29, 2013, net sales includes gains of $0.8 million and $1.3 million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts. For the three and six months ended June 29, 2013, cost of sales includes gains of $9.8 million and $17.5 million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts. For the three and six months ended June 30, 2012, net sales includes gains of $0.3 million and $0.5 million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts. For the three and six months ended June 30, 2012, cost of sales includes losses of $5.3 million and $6.4 million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts.

Interest rate — Historically, the Company used interest rate swap and other derivative contracts to manage its exposure to fluctuations in interest rates. As of June 29, 2013 and December 31, 2012, there were no interest rate contracts outstanding. The Company will continue to evaluate, and may use, derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage its exposures to fluctuations in interest rates in the future.

Commodity prices — The Company uses derivative instruments to reduce its exposure to fluctuations in certain commodity prices. These derivative instruments are utilized to hedge forecasted inventory purchases and to the extent that they qualify and meet hedge accounting criteria, they are accounted for as cash flow hedges. Commodity swap contracts that are not designated as cash flow hedges are marked to market with changes in fair value recognized immediately in the condensed consolidated statements of comprehensive income. As of June 29, 2013 and December 31, 2012, there were no commodity swap contracts outstanding.

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

As of June 29, 2013 and December 31, 2012, pretax net gains of approximately $7.5 million and $19.9 million, respectively, related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. During the twelve month period ending July 5, 2014, the Company expects to reclassify into earnings net gains of approximately $10.4 million recorded in accumulated other comprehensive loss as of June 29, 2013. Such gains will be reclassified at the time that the underlying hedged transactions are realized. During the three and six months ended June 29, 2013 and June 30, 2012, amounts recognized in the accompanying condensed consolidated statements of comprehensive income related to changes in the fair value of cash flow and fair value hedges excluded from the Company’s effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Items measured at fair value on a recurring basis – Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of June 29, 2013 and December 31, 2012, are shown below (in millions):

	June 29, 2013
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts, net	Recurring	$8.0	Market/Income	$—	$8.0	$—

	December 31, 2012
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts, net	Recurring	$19.9	Market/Income	$—	$19.9	$—

The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. To estimate this credit spread, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of June 29, 2013 and December 31, 2012, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy during the first half of 2013.

Items measured at fair value on a non-recurring basis – The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. As of June 29, 2013, there were no significant assets or liabilities measured at fair value on a non-recurring basis. As a result of the Guilford acquisition in 2012, Level 3 fair value estimates related to property, plant and equipment of $89.9 million and intangible assets of $56.0 million were recorded in the accompanying condensed consolidated balance sheet as of December 31, 2012. For further information on these fair value measurements, see Note 3, “Acquisition,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. For further information on assets measured at fair value on a non-recurring basis, see Note 2, “Restructuring.”

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

Offsetting

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

Cumulative Translation Adjustments

The FASB issued ASU 2013-05, “Parent’s Accounting for Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” which amends ASC 830, “Foreign Currency Matters.” This ASU clarifies the accounting for cumulative translation adjustments when an entity ceases to have a controlling financial interest in a foreign subsidiary. The provisions of this update are effective as of January 1, 2014. The Company is currently evaluating the impact of this update.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Presentation of Unrecognized Tax Benefits

The FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which amends ASC 740, “Income Taxes.” This ASU requires that a liability related to an unrecognized tax benefit be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if certain criteria are met. The provisions of this update are effective as of January 1, 2014. The Company is currently evaluating the impact of this update.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements

	June 29, 2013
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$154.6	$0.1	$686.4	$—	$841.1
Accounts receivable	65.8	425.9	1,976.3	—	2,468.0
Inventories	4.7	262.5	520.7	—	787.9
Other	137.7	71.5	486.2	—	695.4

Total current assets	362.8	760.0	3,669.6	—	4,792.4

LONG-TERM ASSETS:
Property, plant and equipment, net	91.4	302.6	1,087.3	—	1,481.3
Goodwill	23.5	401.0	320.6	—	745.1
Investments in subsidiaries	1,628.4	1,212.5	—	(2,840.9)	—
Other	728.1	65.3	354.6	—	1,148.0

Total long-term assets	2,471.4	1,981.4	1,762.5	(2,840.9)	3,374.4

	$2,834.2	$2,741.4	$5,432.1	$(2,840.9)	$8,166.8

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and drafts	$104.8	$624.2	$1,766.1	$—	$2,495.1
Accrued liabilities	113.4	142.0	842.4	—	1,097.8

Total current liabilities	218.2	766.2	2,608.5	—	3,592.9

LONG-TERM LIABILITIES:
Long-term debt	1,056.9	—	—	—	1,056.9
Intercompany accounts, net	(1,294.0)	426.0	868.0	—	—
Other	183.8	245.7	297.2	—	726.7

Total long-term liabilities	(53.3)	671.7	1,165.2	—	1,783.6

EQUITY:
Lear Corporation stockholders’ equity	2,669.3	1,303.5	1,537.4	(2,840.9)	2,669.3
Noncontrolling interests	—	—	121.0	—	121.0

Equity	2,669.3	1,303.5	1,658.4	(2,840.9)	2,790.3

Total liabilities and equity	$2,834.2	$2,741.4	$5,432.1	$(2,840.9)	$8,166.8

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Three Months Ended June 29, 2013
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$125.6	$1,615.8	$3,537.8	$(1,166.1)	$4,113.1
Cost of sales	144.2	1,479.3	3,318.0	(1,166.1)	3,775.4
Selling, general and administrative expenses	38.3	14.2	75.4	—	127.9
Amortization of intangible assets	0.4	1.2	7.0	—	8.6
Intercompany charges	0.3	0.2	(0.5)	—	—
Interest expense	9.1	8.8	(0.5)	—	17.4
Other intercompany (income) expense, net	(70.4)	32.9	37.5	—	—
Other expense, net	1.8	0.3	8.2	—	10.3

Consolidated income before income taxes and equity in net income of affiliates and subsidiaries	1.9	78.9	92.7	—	173.5
Provision for income taxes	4.2	51.4	(14.5)	—	41.1
Equity in net income of affiliates	(0.7)	(0.4)	(8.8)	—	(9.9)
Equity in net income of subsidiaries	(138.9)	(40.0)	—	178.9	—

Consolidated net income	137.3	67.9	116.0	(178.9)	142.3
Less: Net income attributable to noncontrolling interests	—	—	5.0	—	5.0

Net income attributable to Lear	$137.3	$67.9	$111.0	$(178.9)	$137.3

Consolidated comprehensive income	$108.4	$44.1	$105.0	$(143.8)	$113.7
Less: Comprehensive income attributable to noncontrolling interests	—	—	5.3	—	5.3

Comprehensive income attributable to Lear	$108.4	$44.1	$99.7	$(143.8)	$108.4

	For the Three Months Ended June 30, 2012
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$125.6	$1,446.2	$3,130.4	$(1,037.2)	$3,665.0
Cost of sales	129.1	1,500.6	2,757.9	(1,037.2)	3,350.4
Selling, general and administrative expenses	33.2	19.5	64.6	—	117.3
Amortization of intangible assets	0.4	0.5	6.4	—	7.3
Intercompany charges	0.8	0.6	(1.4)	—	—
Interest expense	2.7	5.8	5.5	—	14.0
Other intercompany (income) expense, net	(89.3)	(103.8)	193.1	—	—
Other expense, net	(0.1)	0.7	9.6	—	10.2

Consolidated income before income taxes and equity in net income of affiliates and subsidiaries	48.8	22.3	94.7	—	165.8
Provision for income taxes	3.2	0.8	27.8	—	31.8
Equity in net income of affiliates	(13.5)	(1.5)	(5.6)	—	(20.6)
Equity in net income of subsidiaries	(86.3)	(49.6)	—	135.9	—

Consolidated net income	145.4	72.6	72.5	(135.9)	154.6
Less: Net income attributable to noncontrolling interests	—	—	9.2	—	9.2

Net income attributable to Lear	$145.4	$72.6	$63.3	$(135.9)	$145.4

Consolidated comprehensive income	$67.2	$68.4	$(5.5)	$(55.1)	$75.0
Less: Comprehensive income attributable to noncontrolling interests	—	—	7.8	—	7.8

Comprehensive income attributable to Lear	$67.2	$68.4	$(13.3)	$(55.1)	$67.2

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Six Months Ended June 29, 2013
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$247.2	$3,143.5	$6,975.1	$(2,305.6)	$8,060.2
Cost of sales	297.3	2,866.2	6,552.2	(2,305.6)	7,410.1
Selling, general and administrative expenses	78.7	31.9	146.9	—	257.5
Amortization of intangible assets	0.8	2.4	14.0	—	17.2
Intercompany charges	0.7	0.3	(1.0)	—	—
Interest expense	24.1	12.1	(2.1)	—	34.1
Other intercompany (income) expense, net	(125.1)	64.1	61.0	—	—
Other expense, net	6.2	0.8	14.0	—	21.0

Consolidated income before income taxes and equity in net income of affiliates and subsidiaries	(35.5)	165.7	190.1	—	320.3
Provision for income taxes	(12.4)	60.6	30.8	—	79.0
Equity in net income of affiliates	(0.7)	(0.1)	(17.1)	—	(17.9)
Equity in net income of subsidiaries	(268.2)	(81.2)	—	349.4	—

Consolidated net income	245.8	186.4	176.4	(349.4)	259.2
Less: Net income attributable to noncontrolling interests	—	—	13.4	—	13.4

Net income attributable to Lear	$245.8	$186.4	$163.0	$(349.4)	$245.8

Consolidated comprehensive income	$194.3	$179.4	$131.9	$(297.2)	$208.4
Less: Comprehensive income attributable to noncontrolling interests	—	—	14.1	—	14.1

Comprehensive income attributable to Lear	$194.3	$179.4	$117.8	$(297.2)	$194.3

	For the Six Months Ended June 30, 2012
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$260.8	$2,888.8	$6,347.9	$(2,188.5)	$7,309.0
Cost of sales	297.3	2,648.4	5,927.4	(2,188.5)	6,684.6
Selling, general and administrative expenses	72.9	24.8	135.7	—	233.4
Amortization of intangible assets	0.8	0.5	12.9	—	14.2
Intercompany charges	3.1	1.0	(4.1)	—	—
Interest expense	2.2	11.8	12.5	—	26.5
Other intercompany (income) expense, net	(187.8)	123.8	64.0	—	—
Other expense, net	(1.1)	0.5	11.1	—	10.5

Consolidated income before income taxes and equity in net income of affiliates and subsidiaries	73.4	78.0	188.4	—	339.8
Provision for income taxes	5.9	1.5	63.7	—	71.1
Equity in net income of affiliates	(17.6)	(1.4)	(11.3)	—	(30.3)
Equity in net income of subsidiaries	(194.4)	(105.8)	—	300.2	—

Consolidated net income	279.5	183.7	136.0	(300.2)	299.0
Less: Net income attributable to noncontrolling interests	—	—	19.5	—	19.5

Net income attributable to Lear	$279.5	$183.7	$116.5	$(300.2)	$279.5

Consolidated comprehensive income	$268.2	$210.7	$95.3	$(287.4)	$286.8
Less: Comprehensive income attributable to noncontrolling interests	—	—	18.6	—	18.6

Comprehensive income attributable to Lear	$268.2	$210.7	$76.7	$(287.4)	$268.2

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Six Months Ended June 29, 2013
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net cash provided by operating activities	$(3.5)	$143.0	$125.9	$—	$265.4
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(6.9)	(58.5)	(161.0)	—	(226.4)
Insurance proceeds	—	—	7.1	—	7.1
Other, net	46.9	0.1	(6.4)	—	40.6

Net cash used in investing activities	40.0	(58.4)	(160.3)	—	(178.7)

Cash Flows from Financing Activities:
Proceeds from the issuance of senior notes	500.0	—	—	—	500.0
Repurchase of senior notes	(72.1)	—	—	—	(72.1)
Payment of debt issuance and other financing costs	(13.4)	—	—	—	(13.4)
Repurchase of common stock	(1,000.1)	—	—	—	(1,000.1)
Dividends paid to Lear Corporation stockholders	(29.6)	—	—	—	(29.6)
Dividends paid to noncontrolling interests	—	—	(14.8)	—	(14.8)
Other	(2.7)	—	(6.6)	—	(9.3)
Change in intercompany accounts	254.6	(84.6)	(170.0)	—	—

Net cash used in financing activities	(363.3)	(84.6)	(191.4)	—	(639.3)

Effect of foreign currency translation	—	—	(8.5)	—	(8.5)

Net Change in Cash and Cash Equivalents	(326.8)	—	(234.3)	—	(561.1)
Cash and Cash Equivalents as of Beginning of Period	481.4	0.1	920.7	—	1,402.2

Cash and Cash Equivalents as of End of Period	$154.6	$0.1	$686.4	$—	$841.1

	For the Six Months Ended June 30, 2012
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net cash provided by operating activities	$30.5	$126.1	$3.2	$—	$159.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(6.5)	(37.5)	(136.4)	—	(180.4)
Insurance proceeds	—	—	4.5		4.5
Cash paid for acquisitions, net of cash acquired	(243.9)	—	—	—	(243.9)
Other, net	(1.4)	3.8	(4.5)	—	(2.1)

Net cash used in investing activities	(251.8)	(33.7)	(136.4)	—	(421.9)

Cash Flows from Financing Activities:
Repurchase of common stock	(122.5)	—	—	—	(122.5)
Dividends paid to Lear Corporation stockholders	(27.6)	—	—	—	(27.6)
Dividends paid to noncontrolling interests	—	—	(4.3)	—	(4.3)
Other	2.0	—	—	—	2.0
Change in intercompany accounts	32.4	(46.9)	14.5	—	—

Net cash used in financing activities	(115.7)	(46.9)	10.2	—	(152.4)

Effect of foreign currency translation	—	—	(7.4)	—	(7.4)

Net Change in Cash and Cash Equivalents	(337.0)	45.5	(130.4)	—	(421.9)
Cash and Cash Equivalents as of Beginning of Period	820.3	0.1	933.9	—	1,754.3

Cash and Cash Equivalents as of End of Period	$483.3	$45.6	$803.5	$—	$1,332.4

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

Selling, General and Administrative Expenses — Corporate and division selling, general and administrative expenses are allocated to the operating subsidiaries based on various factors, which estimate usage of particular corporate and division functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries. During the three months ended June 29, 2013 and June 30, 2012, $30.3 million and $22.5 million, respectively, of selling, general and administrative expenses were allocated from Lear. During the six months ended June 29, 2013 and June 30, 2012, $61.6 million and $49.5 million, respectively, of selling, general and administrative expenses were allocated from Lear.

Long-Term Debt of Lear and the Guarantors — A summary of long-term debt of Lear and the Guarantors on a combined basis is shown below (in millions):

	June 29, 2013	December 31, 2012
Senior notes	$1,056.9	$626.3

LEAR CORPORATION

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

We were incorporated in Delaware in 1987 and are a leading Tier 1 supplier to the global automotive industry. We supply seating and electrical distribution systems and related components to virtually every major automotive manufacturer in the world.

Our seating business consists of the design, engineering and just-in-time assembly of all major seat components, including seat structures and mechanisms, seat covers, seat foam and headrests, as well as complete seats. Our electrical distribution business consists of the design, engineering and manufacturing of systems that route electrical signals and manage electrical power within a vehicle for both traditional powertrain vehicles, as well as high-power for hybrid and electric vehicles. Key components of electrical distribution systems include: wiring harnesses, terminals and connectors, junction boxes, electronic control modules and wireless control devices, such as key fobs.

Our strategy is to achieve profitable growth balancing risk and returns. Key elements of this strategy include profitable growth and diversification of our sales both globally and by customer, the continued expansion of our component capability in emerging and low-cost markets and the pursuit of complementary acquisitions to strengthen and grow both of our core businesses, while maintaining a strong balance sheet with investment grade credit metrics and returning excess cash to shareholders.

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

In the first half of 2013, global industry production volumes increased 1% from a year ago levels to 41.3 million units. Although North American industry production increased 4% from a year ago levels to 8.2 million units, business conditions in Europe remain challenging and European industry production was down 3% from a year ago levels to 10.1 million units.

Sales in Europe (including Africa) and North America accounted for approximately 39% and 38%, respectively, of our net sales in the first half of 2013. Our ability to reduce the risks inherent in certain concentrations of business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall.

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

Our material cost as a percentage of net sales was 67.2% in the first half of 2013, as compared to 67.8% in 2012. Raw material, energy and commodity costs can be volatile. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, financial hedges for certain commodities and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future.

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

Operational Restructuring

In the first half of 2013, we incurred pretax restructuring costs of approximately $31 million and related manufacturing inefficiency charges of approximately $3 million. Any future restructuring actions will depend upon market conditions, customer actions and other factors.

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

Share Repurchase Program and Quarterly Cash Dividend

Since the first quarter of 2011, our Board of Directors has authorized $2.25 billion in share repurchases under our common stock share repurchase program. On April 25, 2013, we entered into an accelerated stock repurchase (“ASR”) agreement to repurchase $800 million of our common stock. After the completion of the ASR program, we will have completed $1.5 billion of share repurchases and have a remaining repurchase authorization of $750 million under our common stock share repurchase program.

In February and May 2013, our Board of Directors declared a quarterly cash dividend of $0.17 per share of common stock.

LEAR CORPORATION

For further information regarding our common stock share repurchase program, the ASR program and our quarterly dividends, see “— Liquidity and Capital Resources — Capitalization” and Note 12, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report.

Other Matters

We have incurred losses and incremental costs related to the destruction of assets caused by a fire at one of our European production facilities in the third quarter of 2011. During 2012, we reached a settlement for the recovery of such costs under applicable insurance policies. In the three and six months ended June 29, 2013, we recognized losses and incremental costs of $1 million and $7 million, respectively. In the three and six months ended June 30, 2012, we recognized losses and incremental costs of $7 million and $18 million, respectively, and loss recoveries and insurance gains of $14 million and $25 million, respectively. For further information, see Note 13, “Legal and Other Contingencies — Insurance Recoveries,” to the condensed consolidated financial statements included in this Report.

In the six months ended June 29, 2013, we incurred costs of $3 million related to a proxy contest. For further information, see Note 12, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report.

In the three and six months ended June 29, 2013, we recognized net tax benefits of $14 million primarily related to the reversal of a full valuation allowance with respect to the deferred tax assets of a foreign subsidiary. In the six months ended June 29, 2013, we recognized net tax benefits of $6 million primarily related to the retroactive reinstatement of the U.S. research and development tax credit.

In the three and six months ended June 30, 2012, we recognized income of $15 million related to our portion of an affiliate’s reversal of a valuation allowance with respect to its deferred tax assets.

As discussed above, our results for the three and six months ended June 29, 2013 and June 30, 2012, reflect the following items (in millions):

	Three months ended		Six months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Costs related to restructuring actions, including manufacturing inefficiencies of $2 million and $3 million in the three and six months ended June 29, 2013, respectively and $1 million in the three and six months ended June 30, 2012	$16	$4	$34	$8
Costs related to proxy contest	—	—	3	—
Acquisition and other related costs	—	4	—	5
Losses and incremental costs (insurance recoveries), net related to the destruction of assets	1	(7)	7	(8)
Labor-related litigation claims	5	—	5	—
Loss on extinguishment of debt	—	—	4	—
Gain related to an affiliate	—	(15)	—	(15)
Tax benefits, net	(14)	—	(20)	—

For further information regarding these items, see Note 2, “Restructuring,” Note 7, “Long-Term Debt,” Note 9, “Other Expense, Net,” Note 10, “Income Taxes,” Note 12, “Comprehensive Income and Equity,” and Note 13, “ Legal and Other Contingencies,” to the condensed consolidated financial statements included in this Report.

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

LEAR CORPORATION

RESULTS OF OPERATIONS

A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three Months Ended				Six Months Ended
	June 29, 2013		June 30, 2012		June 29, 2013		June 30, 2012
Net sales
Seating	$3,069.2	74.6%	$2,793.4	76.2%	$5,980.9	74.2%	$5,607.2	76.7%
Electrical power management systems	1,043.9	25.4	871.6	23.8	2,079.3	25.8	1,701.8	23.3

Net sales	4,113.1	100.0	3,665.0	100.0	8,060.2	100.0	7,309.0	100.0
Cost of sales	3,775.4	91.8	3,350.4	91.4	7,410.1	91.9	6,684.6	91.5

Gross profit	337.7	8.2	314.6	8.6	650.1	8.1	624.4	8.5
Selling, general and administrative expenses	127.9	3.1	117.3	3.2	257.5	3.2	233.4	3.2
Amortization of intangible assets	8.6	0.2	7.3	0.2	17.2	0.2	14.2	0.2
Interest expense	17.4	0.4	14.0	0.4	34.1	0.4	26.5	0.3
Other expense, net	10.3	0.3	10.2	0.3	21.0	0.3	10.5	0.1
Provision for income taxes	41.1	1.0	31.8	0.9	79.0	1.0	71.1	1.0
Equity in net income of affiliates	(9.9)	(0.2)	(20.6)	(0.6)	(17.9)	(0.2)	(30.3)	(0.4)
Net income attributable to noncontrolling interests	5.0	0.1	9.2	0.2	13.4	0.2	19.5	0.3

Net income attributable to Lear	$137.3	3.3%	$145.4	4.0%	$245.8	3.0%	$279.5	3.8%

Three Months Ended June 29, 2013 vs. Three Months Ended June 30, 2012

Net sales in the second quarter of 2013 were $4.1 billion, as compared to $3.7 billion in the second quarter of 2012, an increase of $448 million or 12.2%. Improved production volumes on key Lear platforms, new business and the acquisition of Guilford positively impacted net sales by $230 million, $194 million and $55 million, respectively. These increases were partially offset by net foreign exchange rate fluctuations of $16 million.

Cost of sales in the second quarter of 2013 was $3.8 billion, as compared to $3.4 billion in the second quarter of 2012. The impact of improved production volumes on key Lear platforms, new business and the acquisition of Guilford were partially offset by net foreign exchange rate fluctuations, as described in the preceding paragraph.

Gross profit and gross margin were $338 million and 8.2%, respectively, in the quarter ended June 29, 2013, as compared to $315 million and 8.6%, respectively, in the quarter ended June 30, 2012. Gross profit was positively impacted by $59 million as a result of improved production volumes on key Lear platforms and new business. Selling price reductions and the impact of the changeover of key Lear platforms of $71 million negatively impacted both gross profit and gross margin and were partially offset by the impact of favorable operating performance and the benefit of operational restructuring actions of $41 million.

Selling, general and administrative expenses, including engineering and development expenses, were $128 million in the three months ended June 29, 2013, as compared to $117 million in the three months ended June 30, 2012. The increase reflects the acquisition of Guilford and higher restructuring costs of $8 million. As a percentage of net sales, selling, general and administrative expenses were 3.1% in the second quarter of 2013, as compared to 3.2% in the second quarter of 2012.

Amortization of intangible assets was $9 million in the second quarter of 2013, as compared to $7 million in the second quarter of 2012, reflecting the amortization of intangible assets related to the acquisition of Guilford.

Interest expense was $17 million in the second quarter of 2013, as compared to $14 million in the second quarter of 2012, reflecting interest of $6 million related to our senior notes due 2023 issued in January 2013, offset by $3 million related to the partial redemption of our senior notes due 2018 and 2020.

Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the disposal of fixed assets and other miscellaneous income and expense, was $10 million in the second quarters of 2013 and 2012.

LEAR CORPORATION

The provision for income taxes was $41 million for the second quarter of 2013, representing an effective tax rate of 23.7% on pretax income before equity in net income of affiliates of $174 million, as compared to $32 million for the second quarter of 2012, representing an effective tax rate of 19.2% on pretax income before equity in net income of affiliates of $166 million. In the second quarter of 2013, we recognized net tax benefits of $14 million primarily related to the reversal of a full valuation allowance with respect to the deferred tax assets of a foreign subsidiary. As a result of the reversal of a substantial portion of our U.S. valuation allowance in the fourth quarter of 2012, the provision for income taxes in the second quarter of 2013 reflects tax expense recorded with respect to our earnings in the United States. In the second quarters of 2013 and 2012, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. The provision was also impacted by a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Excluding these items, the effective tax rate in the second quarters of 2013 and 2012 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.

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

Equity in net income of affiliates was $10 million in the second quarter of 2013, as compared to $21 million in the second quarter of 2012. In the second quarter of 2012, we recognized income of $15 million related to our portion of an affiliate’s reversal of a valuation allowance with respect to its deferred tax assets.

Net income attributable to Lear in the second quarter of 2013 was $137 million, or $1.60 per diluted share, as compared to $145 million, or $1.45 per diluted share, in the second quarter of 2012, for the reasons described in the preceding paragraphs.

Reportable Operating Segments

We have two reportable operating segments: seating, which includes seats and related components, such as seat structures and mechanisms, seat covers, seat foam and headrests, and electrical power management systems (“EPMS”), which includes electrical distribution systems for both traditional powertrain vehicles, as well as high-power for hybrid and electric vehicles. Key components of electrical distribution systems include wiring harnesses, terminals and connectors, junction boxes, electronic control modules and wireless control devices, such as key fobs. The financial information presented below is for our two reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment. Corporate and regional headquarters costs include various support functions, such as information technology, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s pretax income before equity in net income of affiliates, interest expense and other expense (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income attributable to Lear, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates, see Note 14, “Segment Reporting,” to the condensed consolidated financial statements included in this Report.

Seating

A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Three months ended
	June 29, 2013	June 30, 2012
Net sales	$3,069.2	$2,793.4
Segment earnings (1)	166.5	183.6
Margin	5.4%	6.6%

(1)	See definition above.

LEAR CORPORATION

Seating net sales were $3.1 billion in the first quarter of 2013, as compared to $2.8 billion in the second quarter of 2012, an increase of $276 million or 9.9%. Improved production volumes on key Lear platforms, new business and the acquisition of Guilford positively impacted net sales by $164 million, $72 million and $55 million, respectively. These increases were partially offset by net foreign exchange rate fluctuations of $12 million. Segment earnings, including restructuring costs, and the related margin on net sales were $167 million and 5.4%, respectively, in the second quarter of 2013, as compared to $184 million and 6.6%, respectively, in the second quarter of 2012. Segment earnings were negatively impacted by $53 million due to the impact of the changeover of key Lear platforms and selling price reductions. These decreases were partially offset by improved production volumes on key Lear platforms and favorable operating performance of $39 million.

EPMS

A summary of financial measures for our EPMS segment is shown below (dollar amounts in millions):

	Three months ended
	June 29, 2013	June 30, 2012
Net sales	$1,043.9	$871.6
Segment earnings (1)	94.9	58.6
Margin	9.1%	6.7%

(1)	See definition above.

EPMS net sales were $1.0 billion in the second quarter of 2013, as compared to $872 million in the second quarter of 2012, an increase of $172 million or 19.8%. New business and improved production volumes on key Lear platforms positively impacted net sales by $122 million and $66 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $95 million and 9.1%, respectively, in the second quarter of 2013, as compared to $59 million and 6.7%, respectively, in the second quarter of 2012. Segment earnings were favorably impacted by $34 million as a result of improved production volumes on key Lear platforms and new business. Favorable operating performance of $28 million was partially offset by selling price reductions and higher restructuring costs of $24 million.

Other

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three months ended
	June 29, 2013	June 30, 2012
Net sales	$—	$—
Segment earnings (1)	(60.2)	(52.2)
Margin	N/A	N/A

(1)	See definition above.

Segment earnings related to our other category were ($60) million in the second quarter of 2013, as compared ($52) million in the second quarter of 2012, reflecting higher restructuring costs of $4 million, as well as an increase in our infrastructure costs related to the growth of our business in emerging markets and higher compensation related costs.

Six Months Ended June 29, 2013 vs. Six Months Ended June 30, 2012

Net sales in the first six months of 2013 were $8.1 billion, as compared to $7.3 billion in the first six months of 2012, an increase of $751 million or 10.3%. New business, improved production volumes on key Lear platforms and the acquisition of Guilford positively impacted net sales by $338 million, $323 million and $141 million, respectively. These increases were partially offset by net foreign exchange rate fluctuations of $45 million.

Cost of sales in the first six months of 2013 was $7.4 billion, as compared to $6.7 billion in the first six months of 2012. The impact of new business, improved production volumes on key Lear platforms and the acquisition of Guilford were partially offset by net foreign exchange rate fluctuations, as described in the preceding paragraph.

LEAR CORPORATION

Gross profit and gross margin were $650 million and 8.1%, respectively, in the six months ended June 29, 2013, as compared to $624 million and 8.5%, respectively, in the six months ended June 30, 2012. Gross profit was positively impacted by $80 million as a result of improved production volumes on key Lear platforms and new business. Selling price reductions and the impact of the changeover of key Lear platforms of $115 million negatively impacted both gross profit and gross margin and were partially offset by the impact of favorable operating performance and the benefit of operational restructuring actions of $67 million.

Selling, general and administrative expenses, including engineering and development expenses, were $258 million in the six months ended June 29, 2013, as compared to $233 million in the six months ended June 30, 2012. The increase reflects the acquisition of Guilford and higher restructuring costs of $19 million. As a percentage of net sales, selling, general and administrative expenses were 3.2% in the first six months of 2013 and 2012.

Amortization of intangible assets was $17 million in the first half of 2013, as compared to $14 million in the first half of 2012, reflecting the amortization of intangible assets related to the acquisition of Guilford.

Interest expense was $34 million in the first six months of 2013, as compared to $27 million in the first six months of 2012, reflecting interest of $11 million related to our senior notes due 2023 issued in January 2013, offset by $4 million related to the partial redemption of our senior notes due 2018 and 2020.

Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the disposal of fixed assets and other miscellaneous income and expense, was $21 million in the first six months of 2013, as compared to $11 million in the first six months of 2012. In 2013, we recognized a loss of $4 million related to the redemption of 10% of the original aggregate principal amount of our outstanding senior notes due 2018 and 2020. In 2012, we recognized gains of $5 million related to our insurance recoveries.

The provision for income taxes was $79 million for the first six months of 2013, representing an effective tax rate of 24.7% on pretax income before equity in net income of affiliates of $320 million, as compared to $71 million for the first six months of 2012, representing an effective tax rate of 20.9% on pretax income before equity in net income of affiliates of $340 million. In the first six months of 2013, we recognized net tax benefits of $20 million primarily related to the reversal of a full valuation allowance with respect to the deferred tax assets of a foreign subsidiary and the retroactive reinstatement of the U.S. research and development tax credit by the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013. As a result of the reversal of a substantial portion of our U.S. valuation allowance in the fourth quarter of 2012, the provision for income taxes in the first six months of 2013 reflects tax expense recorded with respect to our earnings in the United States. In the first six months of 2013 and 2012, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. The provision was also impacted by a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Excluding these items, the effective tax rate in the first six months of 2013 and 2012 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.

For a description of our valuation allowances, see “Three Months Ended June 29, 2013 vs. Three Months Ended June 30, 2012,” above.

Equity in net income of affiliates was $18 million in the first half of 2013, as compared to $30 million in the first half of 2012. In the first half of 2012, we recognized income of $15 million related to our portion of an affiliate’s reversal of a valuation allowance with respect to its deferred tax assets.

Net income attributable to Lear in the first six months of 2013 was $246 million, or $2.71 per diluted share, as compared to $280 million, or $2.76 per diluted share, in the first six months of 2012, for the reasons described in the preceding paragraphs.

Reportable Operating Segments

For a description of our reportable operating segments, see “Three Months Ended June 29, 2013 vs. Three Months Ended June 30, 2012 — Reportable Operating Segments,” above.

LEAR CORPORATION

Seating

A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Six months ended
	June 29, 2013	June 30, 2012
Net sales	$5,980.9	$5,607.2
Segment earnings (1)	307.9	369.4
Margin	5.1%	6.6%

(1)	See definition above.

Seating net sales were $6.0 billion in the first six months of 2013, as compared to $5.6 billion in the first six months of 2012, an increase of $374 million or 6.7%. Improved production volumes on key Lear platforms, the acquisition of Guilford and new business positively impacted net sales by $168 million, $141 million and $86 million, respectively. These increases were partially offset by net foreign exchange rate fluctuations of $37 million. Segment earnings, including restructuring costs, and the related margin on net sales were $308 million and 5.1%, respectively, in the first six months of 2013, as compared to $369 million and 6.6%, respectively, in the first six months of 2012. Segment earnings were negatively impacted by $81 million due to selling price reductions and the impact of the changeover of key Lear platforms, as well as higher restructuring costs of $16 million. These decreases were partially offset by favorable operating performance and improved production volumes on key Lear platforms of $43 million.

EPMS

A summary of financial measures for our EPMS segment is shown below (dollar amounts in millions):

	Six months ended
	June 29, 2013	June 30, 2012
Net sales	$2,079.3	$1,701.8
Segment earnings (1)	183.9	111.2
Margin	8.8%	6.5%

(1)	See definition above.

EPMS net sales were $2.1 billion in the first six months of 2013, as compared to $1.7 billion in the first six months of 2012, an increase of $378 million or 22.2%. New business and improved production volumes on key Lear platforms positively impacted net sales by $252 million and $155 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $184 million and 8.8%, respectively, in the first six months of 2013, compared to $111 million and 6.5%, respectively, in the first six months of 2012. Segment earnings were favorably impacted by $70 million as a result of improved production volumes on key Lear platforms and new business. Favorable operating performance of $42 million was partially offset by selling price reductions and higher restructuring costs of $39 million.

Other

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Six months ended
	June 29, 2013	June 30, 2012
Net sales	$—	$—
Segment earnings (1)	(116.4)	(103.8)
Margin	N/A	N/A

(1)	See definition above.

Segment earnings related to our other category were ($116) million in the first six months of 2013, as compared to ($104) million in the first six months of 2012, reflecting higher restructuring costs of $5 million, as well as an increase in our infrastructure costs related to the growth of our business in emerging markets and higher compensation related costs.

LEAR CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, operational restructuring actions and debt service requirements. In addition, we expect to continue to pay quarterly dividends and repurchase shares of our common stock (see “— Capitalization — Common Stock Share Repurchase Program,” below). Our principal sources of liquidity are cash flows from operating activities, borrowings under available credit facilities and our existing cash balance. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and the combination of dividends, royalties, intercompany loan repayments and other distributions and advances from our subsidiaries to provide the funds necessary to meet our obligations. As of June 29, 2013 and December 31, 2012, cash and cash equivalents of $685 million and $918 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans, without creating additional income tax expense. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information regarding potential dividends from our non-U.S. subsidiaries, see “— Adequacy of Liquidity Sources,” below and Note 8, “Income Taxes,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Cash Flows

Net cash provided by operating activities was $265 million in the first six months of 2013, as compared to $160 million in the first six months of 2012. The net change in recoverable customer engineering, development and tooling was a source of cash of $13 million in the first six months of 2013, as compared to a use of cash of $56 million in the first six months of 2012, resulting in an incremental increase in operating cash flow of $69 million between periods, primarily due to cash received related to previously capitalized amounts. The net change in working capital items was a use of cash of $162 million in the first six months of 2013, as compared to $182 million in the first six months of 2012, resulting in an incremental increase in operating cash flow of $20 million between periods.

In the first six months of 2013, increases in accounts receivable and accounts payable resulted in a use of cash of $475 million and a source of cash of $301 million, respectively, primarily reflecting the impact of higher volumes in the second quarter of 2013, as compared to the fourth quarter of 2012. The impact of increases in inventories, other current assets and accrued liabilities in the first six months of 2013 were largely offsetting.

Net cash used in investing activities was $179 million in the first six months of 2013, as compared to $422 million in the first six months of 2012. In 2013, we sold our ownership interest in an equity affiliate for $50 million. In 2012, we acquired Guilford Mills for $244 million, net of cash acquired. In addition, capital spending increased $46 million between periods. Capital spending in 2013 is estimated at approximately $450 million.

Net cash used in financing activities was $639 million in the first six months of 2013, as compared to $152 million in the first six months of 2012. In the first half of 2013, we issued $500 million in aggregate principal amount of senior notes due 2023 and paid $72 million to redeem a portion of our outstanding senior notes due 2018 and 2020. In addition, in the first half of 2013, we paid an aggregate of $1 billion to repurchase our common stock, including $200 million of open market repurchases and $800 million of repurchases through an ASR program. In the first half of 2012, we repurchased $123 million of our common stock. For further information regarding our share repurchase program, see “— Capitalization — Common Stock Share Repurchase Program,” below and Note 12, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report.

Capitalization

From time to time, we utilize uncommitted credit facilities to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries, as well as uncommitted lines of credit for our short-term working capital fluctuations, in addition to cash provided by operating activities. As of June 29, 2013 and December 31, 2012, there were no short-term debt balances outstanding. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors.

Senior Notes

As of June 29, 2013, our long-term debt consists of $280 million in aggregate principal amount at maturity of senior unsecured notes due 2018 at a stated coupon rate of 7.875% (the “2018 Notes”), $280 million in aggregate principal amount at maturity of senior unsecured notes due 2020 at a stated coupon rate of 8.125% (the “2020 Notes”) and $500 million in aggregate principal amount of senior unsecured notes due 2023 at a stated coupon rate of 4.75% (the “2023 Notes” and together with the 2018 Notes and the 2020 Notes, the “Notes”).

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

LEAR CORPORATION

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

Scheduled cash interest payments on the Notes are approximately $34 million in the last six months of 2013. As of June 29, 2013, we were in compliance with all covenants under the indentures governing the Notes.

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

Revolving Credit Facility

On January 30, 2013, we amended and restated our revolving credit facility to, among other things, increase the borrowing capacity from $500 million to $1.0 billion, extend the maturity date to January 30, 2018, and reduce interest rates payable on outstanding borrowings under the facility. The revolving credit facility permits borrowings for general corporate and working capital purposes and the issuance of letters of credit. As of June 29, 2013, there were no borrowings outstanding under the revolving credit facility, and we were in compliance with all covenants under the agreement governing the revolving credit facility.

For further information related to the revolving credit facility, including information on pricing, covenants and events of default, see Note 7, “Long-Term Debt,” to the condensed consolidated financial statements included in this Report and Note 7, “Long-Term Debt,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Off-Balance Sheet Arrangements

Guarantees and Commitments

As of December 31, 2012, we guaranteed 49% of certain of the debt of one of our unconsolidated affiliates, Tacle Seating USA, LLC. As of June 29, 2013, the related debt had been repaid by the affiliate, and we were released from our guarantee.

Common Stock Share Repurchase Program

On April 25, 2013, we entered into an ASR agreement to repurchase $800 million of our common stock. In the second quarter of 2013, we paid $800 million to a financial institution, using cash on-hand, and received an initial delivery of 11,862,836 shares. This initial share delivery represented 80% of the ASR transaction’s value at the then-current price of $53.95 per share. The ultimate number of shares to be repurchased and the final price paid per share under the ASR transaction will be based on the daily volume weighted average price of our common stock during the term of the ASR agreement, less an agreed upon discount. The ASR transaction is expected to be completed no later than March 2014. In the first half of 2013, we paid $1.0 billion, in aggregate, for repurchases of our outstanding common stock (15,533,758 shares repurchased, including the initial delivery of shares under the ASR transaction, at an average purchase price of $54.08, excluding commissions and fees).

After completion of the ASR transaction, we will have a remaining repurchase authorization of $750 million under our common stock share repurchase program. We may implement these share repurchases through a variety of methods, including open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which we will repurchase our outstanding common stock and the timing of such repurchases will depend upon our financial condition, prevailing market conditions, alternative uses of capital and other factors. In addition, our amended and restated credit facility and the indenture governing our 2018 Notes and our 2020 Notes place certain limitations on our ability to repurchase our common shares. See “—Forward-Looking Statements.”

For further information regarding our common stock share repurchase program and the ASR program, see Note 12, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION

Dividends

A summary of 2013 dividend declarations is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.17	February 7, 2013	March 1, 2013	March 20, 2013
$0.17	May 16, 2013	June 7, 2013	June 26, 2013

We currently expect to pay quarterly cash dividends in the future, although the timing and amount of such payments are at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors that our Board of Directors may consider at its discretion. In addition, our amended and restated credit facility and the indenture governing our 2018 Notes and our 2020 Notes place certain limitations on the payment of cash dividends.

Adequacy of Liquidity Sources

As of June 29, 2013, we had $841 million of cash and cash equivalents on-hand and $1 billion in available borrowing capacity under our revolving credit facility. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly dividends and repurchase shares of our common stock (see “— Common Stock Share Repurchase Program,” above). Our future financial results and our ability to continue to meet our liquidity needs are subject to, and will be affected by, cash flows from operations, including the impact of restructuring activities, automotive industry conditions, the financial condition of our customers and suppliers and other related factors. Additionally, an economic downturn or reduction in production levels could negatively impact our financial condition. For further discussion of the risks and uncertainties affecting our cash flows from operations and our overall liquidity, see “— Executive Overview” above, “— Forward-Looking Statements” below and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Chinese renminbi and the Canadian dollar. We have performed a quantitative analysis of our overall currency rate exposure as of June 29, 2013 and December 31, 2012. As of June 29, 2013, the potential adverse earnings impact related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies to which it is exposed for a twelve-month period is approximately ($27) million. In addition, the potential earnings benefit related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies to which it is exposed for a twelve-month period is approximately $16 million. As of December 31, 2012, the potential adverse earnings impact related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies to which it is exposed for a twelve-month period is approximately ($26) million. In addition, the potential earnings benefit related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies to which it is exposed for a twelve-month period is approximately $5 million.

As of June 29, 2013, foreign exchange contracts representing $939 million of notional amount were outstanding with maturities of less than 18 months. As of June 29, 2013, the fair value of these contracts was approximately $8 million. A 10% change in the value of the U.S. dollar relative to all other currencies to which it is exposed would result in a $22 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies to which it is exposed would result in a $19 million change in the aggregate fair value of these contracts. As of December 31, 2012, foreign exchange contracts representing $860 million of notional amount were outstanding with maturities of less than 17 months. As of December 31, 2012, the fair value of these contracts was approximately $20 million. A 10% change in the value of the U.S. dollar relative to all other currencies to which it is exposed would result in a $12 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies to which it is exposed would result in a $30 million change in the aggregate fair value of these contracts.

LEAR CORPORATION

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

Interest Rates

Historically, we have used interest rate swap and other derivative contracts to manage our exposure to variable interest rates on outstanding variable rate debt instruments indexed to U.S. or European Monetary Union short-term money market rates. As of June 29, 2013 and December 31, 2012, there were no interest rate contracts outstanding. We will continue to evaluate, and may use, derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage our exposures to fluctuations in interest rates in the future.

Commodity Prices

Historically, we have used interest rate swap and other derivative contracts to manage our exposure to fluctuations in interest rates. As of June 29, 2013 and December 31, 2012, there were no interest rate contracts outstanding. We will continue to evaluate, and may use, derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage our exposures to fluctuations in interest rates in the future.

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

We have commodity price risk with respect to purchases of certain raw materials, including steel, copper, diesel fuel, chemicals, resins and leather. Our main cost exposures relate to steel and copper. The majority of the steel used in our products is comprised of components that are integrated into a seat system, such as seat structures and mechanisms and mechanical components. Therefore, our exposure to steel prices is primarily indirect, through these purchased components. Approximately 85% of our copper purchases are subject to price index agreements with our customers.

We use derivative instruments to reduce our exposure to fluctuations in copper prices. As of June 29, 2013 and December 31, 2012, there were no commodity swap contracts outstanding.

For further information related to the financial instruments described above, see Note 15, “Financial Instruments,” to the condensed consolidated financial instruments included in this Report.

OTHER MATTERS

Legal and Environmental Matters

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of June 29, 2013, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $18 million. In addition, as of June 29, 2013, we had recorded reserves for product liability claims and environmental matters of $30 million and $5 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A,

LEAR CORPORATION

“Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012. For a more complete description of our outstanding material legal proceedings, see Note 13, “Legal and Other Contingencies,” to the condensed consolidated financial statements included in this Report.

Significant Accounting Policies and Critical Accounting Estimates

Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates,” and Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first six months of 2013.

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

LEAR CORPORATION

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

(b)	Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 29, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

LEAR CORPORATION

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As discussed in Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capitalization — Common Stock Share Repurchase Program,” and Note 12, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report, we will have a remaining repurchase authorization of $750 million under our common stock share repurchase program after completion of our accelerated stock repurchase (“ASR”) program. In the quarter ended June 29, 2013, we paid $800 million and received an initial delivery of 11,862,836 shares, which represented 80% of the ASR transaction’s value as of the date of the ASR agreement. A summary of the shares of our common stock repurchased during the quarter ended June 29, 2013, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (2)
March 31, 2013 through April 27, 2013	—	N/A		N/A	$1,550.0
April 28, 2013 through May 25, 2013	11,862,836	$53.95	(3)	11,862,836	$750.0	(4)
May 26, 2013 through June 29, 2013	—	N/A		N/A	$750.0

Total	11,862,836	$53.95	(3)	11,862,836	$750.0

(1)	Excluding commissions and fees.
(2)	Including the two-year common stock share repurchase authorization of $750 million to commence immediately following the completion of the ASR program referred to above.
(3)

We received an initial delivery of 11,862,836 shares, which represented 80% of the ASR transaction’s value at the then-current price of $53.95 per share. The ultimate number of shares to be repurchased and the final price paid per share under the ASR program will be based on the volume weighted average price of our common stock during the term of the ASR agreement, less an agreed upon discount. See Note 12, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report.

(4)	Remaining authorization is net of amounts paid under the ASR program.

ITEM 6 — EXHIBITS

The exhibits listed on the “Index to Exhibits” on page 47 are filed with this Form 10-Q or incorporated by reference as set forth below.

LEAR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated: July 26, 2013	By:	/s/ Matthew J. Simoncini
Matthew J. Simoncini
President and Chief Executive Officer

	By:	/s/ Jeffrey H. Vanneste
Jeffrey H. Vanneste
Senior Vice President and Chief Financial Officer

LEAR CORPORATION

Index to Exhibits

Exhibit Number	Exhibit

10.1	Letter Agreement Re: Accelerated Share Repurchase between Citibank, N.A. and Lear Corporation dated April 25, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 29, 2013).

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

*32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	Submitted electronically with the Report.