Form 10-Q
period 2013-09-28
LEAR CORP
filed 2013-10-25
CIK 842162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of October 21, 2013, the number of shares outstanding of the registrant’s common stock was 80,696,111 shares.

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 28, 2013

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

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 28, 2013(1)	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$884.0	$1,402.2
Accounts receivable	2,596.9	2,040.7
Inventories	839.2	727.1
Other	683.5	703.5

Total current assets	5,003.6	4,873.5

LONG-TERM ASSETS:
Property, plant and equipment, net	1,540.0	1,403.1
Goodwill	753.1	746.5
Other	1,167.5	1,171.0

Total long-term assets	3,460.6	3,320.6

Total assets	$8,464.2	$8,194.1

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and drafts	$2,554.9	$2,233.0
Accrued liabilities	1,194.7	983.9

Total current liabilities	3,749.6	3,216.9

LONG-TERM LIABILITIES:
Long-term debt	1,057.0	626.3
Other	737.6	738.7

Total long-term liabilities	1,794.6	1,365.0

EQUITY:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 108,014,771 and 107,863,310 shares issued as of September 28, 2013 and December 31, 2012, respectively	1.1	1.1
Additional paid-in capital, including warrants to purchase common stock	2,023.5	2,155.7
Common stock held in treasury, 27,321,026 and 11,921,235 shares as of September 28, 2013 and December 31, 2012, respectively, at cost	(1,353.0)	(517.9)
Retained earnings	2,462.8	2,149.0
Accumulated other comprehensive loss	(320.9)	(300.8)

Lear Corporation stockholders’ equity	2,813.5	3,487.1
Noncontrolling interests	106.5	125.1

Equity	2,920.0	3,612.2

Total liabilities and equity	$8,464.2	$8,194.1

(1)	Unaudited.

The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales	$3,917.7	$3,538.6	$11,977.9	$10,847.6
Cost of sales	3,587.5	3,247.3	10,997.6	9,931.9
Selling, general and administrative expenses	128.6	113.4	386.1	346.8
Amortization of intangible assets	8.6	8.3	25.8	22.5
Interest expense	17.5	13.7	51.6	40.2
Other expense, net	16.8	1.5	37.8	12.0

Consolidated income before provision for income taxes and equity in net income of affiliates	158.7	154.4	479.0	494.2
Provision for income taxes	51.2	29.3	130.2	100.4
Equity in net income of affiliates	(9.2)	(3.0)	(27.1)	(33.3)

Consolidated net income	116.7	128.1	375.9	427.1
Less: Net income attributable to noncontrolling interests	3.9	6.7	17.3	26.2

Net income attributable to Lear	$112.8	$121.4	$358.6	$400.9

Basic net income per share attributable to Lear	$1.40	$1.25	$4.14	$4.05

Diluted net income per share attributable to Lear	$1.38	$1.23	$4.09	$3.99

Consolidated comprehensive income (Note 12)	$148.3	$174.3	$356.7	$461.1
Less: Comprehensive income attributable to noncontrolling interests	4.1	7.9	18.2	26.5

Comprehensive income attributable to Lear	$144.2	$166.4	$338.5	$434.6

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Nine Months Ended
	September 28, 2013	September 29, 2012
Cash Flows from Operating Activities:
Consolidated net income	$375.9	$427.1
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	208.3	173.6
Net change in recoverable customer engineering, development and tooling	(17.2)	(66.6)
Net change in working capital items (see below)	(157.7)	(167.1)
Other, net	20.3	(6.3)

Net cash provided by operating activities	429.6	360.7

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(329.2)	(300.5)
Insurance proceeds	7.1	11.4
Cash paid for acquisitions, net of cash acquired	—	(243.9)
Other, net	40.7	(3.1)

Net cash used in investing activities	(281.4)	(536.1)

Cash Flows from Financing Activities:
Proceeds from the issuance of senior notes	500.0	—
Repurchase of senior notes	(72.1)	(72.1)
Payment of debt issuance and other financing costs	(13.4)	—
Repurchase of common stock	(1,000.1)	(172.6)
Dividends paid to Lear Corporation stockholders	(44.8)	(40.9)
Dividends paid to noncontrolling interests	(33.4)	(4.3)
Other	(9.7)	(15.4)

Net cash used in financing activities	(673.5)	(305.3)

Effect of foreign currency translation	7.1	(4.0)

Net Change in Cash and Cash Equivalents	(518.2)	(484.7)
Cash and Cash Equivalents as of Beginning of Period	1,402.2	1,754.3

Cash and Cash Equivalents as of End of Period	$884.0	$1,269.6

Changes in Working Capital Items:
Accounts receivable	$(567.3)	$(276.8)
Inventories	(121.8)	(99.6)
Accounts payable	320.1	223.8
Accrued liabilities and other	211.3	(14.5)

Net change in working capital items	$(157.7)	$(167.1)

Supplementary Disclosure:
Cash paid for interest	$63.3	$58.6

Cash paid for income taxes	$121.4	$59.9

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

In the second quarter of 2012, the Company completed the acquisition of Guilford Mills (“Guilford”) for $243.9 million, net of cash acquired. The acquisition was accounted for as a purchase, and accordingly, the assets acquired and liabilities assumed are included in accompanying condensed consolidated financial statements from the date of acquisition. For further information on the acquisition of Guilford, see Note 3, “Acquisition,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Company’s annual financial results are reported on a calendar year basis and quarterly interim results are reported using a thirteen week reporting calendar.

Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended September 28, 2013.

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

In the first nine months of 2013, the Company recorded charges of $42.9 million in connection with its restructuring actions. These charges consist of $30.7 million recorded as cost of sales and $12.2 million recorded as selling, general and administrative expenses. The restructuring charges consist of employee termination benefits of $28.1 million, asset impairment charges of $4.6 million and contract termination costs of $0.3 million, as well as other related costs of $9.9 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and/or equipment with carrying values of $4.6 million in excess of related estimated fair values. The Company expects to incur approximately $15 million of additional restructuring costs related to activities initiated as of September 28, 2013, and expects that the components of such costs will be consistent with its historical experience. Any future restructuring actions will depend upon market conditions, customer actions and other factors.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A summary of 2013 activity is shown below (in millions):

			Utilization
	Accrual as of January 1, 2013	2013 Charges	Cash	Non-cash	Accrual as of September 28, 2013
Employee termination benefits	$38.5	$28.1	$(29.6)	$—	$37.0
Contract termination costs	5.7	0.3	(0.2)	—	5.8
Asset impairment charges	—	4.6	—	(4.6)	—
Other related costs	—	9.9	(9.9)	—	—

Total	$44.2	$42.9	$(39.7)	$(4.6)	$42.8

(3) Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	September 28, 2013	December 31, 2012
Raw materials	$665.5	$582.2
Work-in-process	50.1	37.4
Finished goods	123.6	107.5

Inventories	$839.2	$727.1

(4) Pre-Production Costs Related to Long-Term Supply Agreements

The Company incurs pre-production engineering and development (“E&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production E&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the Company does not have a non-cancelable right to use the tooling. During the first nine months of 2013 and 2012, the Company capitalized $139.8 million and $161.0 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During the first nine months of 2013 and 2012, the Company also capitalized $164.3 million and $121.6 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets. During the first nine months of 2013 and 2012, the Company collected $296.5 million and $209.4 million, respectively, of cash related to E&D and tooling costs.

The classification of recoverable customer E&D and tooling costs related to long-term supply agreements is shown below (in millions):

	September 28, 2013	December 31, 2012
Current	$155.1	$141.8
Long-term	51.4	55.0

Recoverable customer engineering, development and tooling	$206.5	$196.8

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A summary of property, plant and equipment is shown below (in millions):

	September 28, 2013	December 31, 2012
Land	$115.6	$114.0
Buildings and improvements	513.4	475.1
Machinery and equipment	1,549.6	1,306.6
Construction in progress	161.0	139.6

Total property, plant and equipment	2,339.6	2,035.3
Less — accumulated depreciation	(799.6)	(632.2)

Net property, plant and equipment	$1,540.0	$1,403.1

Depreciation expense was $64.4 million and $54.9 million for the three months ended September 28, 2013 and September 29, 2012, respectively, and $182.5 million and $151.0 million for the nine months ended September 28, 2013 and September 29, 2012, respectively.

The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with GAAP. If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. The Company does not believe that there were any indicators that would have resulted in long-lived asset impairment charges as of September 28, 2013. The Company will, however, continue to assess the impact of any significant industry events and long-term automotive production estimates on the realization of its long-lived assets.

In the first nine months of 2013, the Company recognized asset impairment charges of $4.6 million in conjunction with its restructuring actions (Note 2, “Restructuring”).

Investments in Affiliates

In the first quarter of 2013, the Company completed the sale of its 22.88% ownership interest in International Automotive Components Group North America, LLC for net proceeds of $49.6 million. The Company did not recognize a significant gain or loss related to this transaction.

(6) Goodwill

A summary of the changes in the carrying amount of goodwill, all of which relates to the seating segment, for the nine months ended September 28, 2013, is shown below (in millions):

Balance as of January 1, 2013	$746.5
Foreign currency translation and other	6.6

Balance as of September 28, 2013	$753.1

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

The Company does not believe that there were any indicators that would have resulted in goodwill impairment charges as of September 28, 2013. The Company will, however, continue to assess the impact of significant events or circumstances on its recorded goodwill.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(7) Long-Term Debt

A summary of long-term debt and the related weighted average interest rates is shown below (in millions):

	September 28, 2013		December 31, 2012
	Long-Term Debt	Weighted Average Interest Rate	Long-Term Debt	Weighted Average Interest Rate
7.875% Senior Notes due 2018	$278.7	8.00%	$313.4	8.00%
8.125% Senior Notes due 2020	278.3	8.25%	312.9	8.25%
4.75% Senior Notes due 2023	500.0	4.75%	—

Long-term debt	$1,057.0		$626.3

Senior Notes

As of September 28, 2013, the Company’s long-term debt consists of $280 million in aggregate principal amount at maturity of senior unsecured notes due 2018 at a stated coupon rate of 7.875% (the “2018 Notes”), $280 million in aggregate principal amount at maturity of senior unsecured notes due 2020 at a stated coupon rate of 8.125% (the “2020 Notes”) and $500 million in aggregate principal amount of senior unsecured notes due 2023 at a stated coupon rate of 4.75% (the “2023 Notes” and together with the 2018 Notes and the 2020 Notes, the “Notes”).

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

As of September 28, 2013, the Company was in compliance with all covenants under the indentures governing the Notes.

Revolving Credit Facility

On January 30, 2013, the Company amended and restated its senior secured credit agreement (“revolving credit facility”) to, among other things, increase the borrowing capacity from $500 million to $1.0 billion, extend the maturity date to January 30, 2018, and reduce interest rates payable on outstanding borrowings under the facility. As of September 28, 2013, there were no borrowings outstanding under the revolving credit facility.

Advances under the revolving credit facility generally bear interest at a variable rate per annum equal to (i) the Eurocurrency Rate (as defined) plus an adjustable margin of 1.0% to 2.25% based on the Company’s corporate rating (1.5% as of September 28, 2013), payable on the last day of each applicable interest period but in no event less frequently than quarterly, or (ii) the Adjusted Base Rate (as defined) plus an adjustable margin of 0.0% to 1.25% based on the Company’s corporate rating (0.50% as of September 28, 2013), payable quarterly. An annual facility fee is payable which ranges from 0.25% to 0.50% of the total amount committed under the revolving credit facility.

The Company’s obligations under the revolving credit facility are secured on a first priority basis by a lien on substantially all of the U.S. assets of the Company and its domestic subsidiaries, as well as 100% of the stock of the Company’s domestic subsidiaries and 65% of the stock of certain of the Company’s foreign subsidiaries. In addition, obligations under the revolving credit facility are guaranteed, jointly and severally, on a first priority basis, by certain domestic subsidiaries, which are directly or indirectly 100% owned by Lear. See Note 17, “Supplemental Guarantor Condensed Consolidating Financial Statements.”

The revolving credit facility contains various customary representations, warranties and covenants by the Company, including, without limitation, (i) covenants regarding maximum leverage and minimum interest coverage, (ii) limitations on fundamental changes involving the Company or its subsidiaries and (iii) limitations on indebtedness, liens, investments and restricted payments. As of September 28, 2013, the Company was in compliance with all covenants under the agreement governing the revolving credit facility.

For further information on the Notes and the revolving credit facility, see Note 7, “Long-Term Debt,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(8) Pension and Other Postretirement Benefit Plans

Net Periodic Pension and Other Postretirement Benefit Cost

The components of the Company’s net periodic pension benefit cost are shown below (in millions):

	Three Months Ended				Nine Months Ended
	September 28, 2013		September 29, 2012		September 28, 2013		September 29, 2012
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$0.8	$2.4	$0.8	$1.9	$2.2	$7.4	$2.4	$5.8
Interest cost	6.5	5.1	6.6	4.7	19.6	15.5	18.3	14.1
Expected return on plan assets	(8.1)	(6.2)	(7.5)	(5.5)	(24.3)	(18.9)	(20.6)	(16.5)
Amortization of actuarial loss	1.0	1.6	1.0	1.4	3.1	4.8	2.9	4.2
Settlement loss	—	—	—	—	—	—	0.6	—

Net periodic benefit cost	$0.2	$2.9	$0.9	$2.5	$0.6	$8.8	$3.6	$7.6

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The components of the Company’s net periodic other postretirement benefit cost are shown below (in millions):

	Three Months Ended				Nine Months Ended
	September 28, 2013		September 29, 2012		September 28, 2013		September 29, 2012
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$0.3	$0.1	$0.3	$0.1	$0.8	$0.3	$0.8
Interest cost	0.9	0.7	1.1	0.9	2.7	2.3	3.3	2.4
Amortization of actuarial (gain) loss	—	0.1	0.1	0.1	(0.1)	0.3	0.3	0.2
Amortization of prior service credit	—	(0.1)	—	(0.1)	—	(0.3)	—	(0.1)
Special termination benefits	—	0.1	—	0.1	—	0.3	—	0.3

Net periodic benefit cost	$0.9	$1.1	$1.3	$1.3	$2.7	$3.4	$3.9	$3.6

Contributions

Employer contributions to the Company’s domestic and foreign pension plans for the nine months ended September 28, 2013, were $15.9 million. The Company expects contributions to its domestic and foreign pension plans of $20 to $25 million in 2013. The Company may elect to make contributions in excess of minimum funding requirements in response to investment performance or changes in interest rates or when the Company believes that it is financially advantageous to do so and based on its other cash requirements.

Employer contributions to the Company’s defined contribution retirement program for its salaried employees, determined as a percentage of each covered employee’s eligible compensation, for the nine months ended September 28, 2013, were $11.5 million. The Company expects total contributions of approximately $15 million to this program in 2013.

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

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Other expense	$17.3	$9.3	$38.8	$25.5
Other income	(0.5)	(7.8)	(1.0)	(13.5)

Other expense, net	$16.8	$1.5	$37.8	$12.0

For the nine months ended September 28, 2013, other expense includes a loss of $3.6 million on the partial extinguishment of debt. For the three and nine months ended September 29, 2012, other expense includes a loss of $3.7 million on the partial extinguishment of debt. See Note 7, “Long-Term Debt.”

For the three and nine months ended September 29, 2012, other income includes gains of $7.2 million and $12.3 million, respectively, resulting from insurance recoveries related to the destruction of property, plant and equipment. See Note 13, “Legal and Other Contingencies.”

(10) Income Taxes

The provision for income taxes was $51.2 million for the third quarter of 2013, representing an effective tax rate of 32.3% on pretax income before equity in net income of affiliates of $158.7 million, as compared to $29.3 million for the third quarter of 2012, representing an effective tax rate of 19.0% on pretax income before equity in net income of affiliates of $154.4 million. The provision for income taxes was $130.2 million for the nine months ended September 28, 2013, representing an effective tax rate of 27.2% on pretax income before equity in net income of affiliates of $479.0 million, as compared to $100.4 million for the nine months ended September 29, 2012, representing an effective tax rate of 20.3% on pretax income before equity in net income of affiliates of $494.2 million.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The effective tax rate increased in 2013 as compared to 2012 primarily due to the reversal of a substantial portion of the Company’s U.S. valuation allowance in the fourth quarter of 2012. As a result of the reversal, the provision for income taxes in the first nine months of 2013 includes U.S. federal income tax expense at a rate of 35% with respect to the Company’s earnings in the United States. The provision for income taxes in the first nine months of 2012 includes no U.S. federal income tax expense with respect to the Company’s earnings in the United States.

In the first nine months of 2013, the Company recognized tax benefits of $3.4 million primarily related to the retroactive reinstatement of the U.S. research and development tax credit by the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013, and net tax benefits of $21.7 million related to net changes in valuation allowances with respect to the deferred tax assets of certain foreign subsidiaries. In the first nine months of 2013 and 2012, the provision for income taxes was impacted by the level and mix of earnings among tax jurisdictions. The provision was also impacted by a portion of the Company’s restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Excluding these items, the effective tax rate in the first nine months of 2013 and 2012 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.

The Company’s current and future provision for income taxes is impacted by the initial recognition of and changes in valuation allowances in certain countries. The Company’s future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowances are eliminated. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. In completing this evaluation, the Company considers all available evidence in order to determine whether, based on the weight of the evidence, a valuation allowance for its deferred tax assets is necessary. Such evidence includes historical results, future reversals of existing taxable temporary differences and expectations for future taxable income (exclusive of the reversal of temporary differences and carryforwards), as well as the implementation of feasible and prudent tax planning strategies. If, based on the weight of the evidence, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized, a valuation allowance is recorded. If operating results improve or decline on a continual basis in a particular jurisdiction, the Company’s decisions regarding the need for a valuation allowance could change, resulting in either the initial recognition or reversal of a valuation allowance in that jurisdiction, which could have a significant impact on income tax expense in the period recognized and subsequent periods.

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A summary of information used to compute basic and diluted net income per share attributable to Lear is shown below (in millions, except share data):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income attributable to Lear	$112.8	$121.4	$358.6	$400.9

Average common shares outstanding	80,674,338	97,482,353	86,609,304	98,975,335
Dilutive effect of common stock equivalents	1,079,825	1,382,520	1,041,134	1,493,131

Average diluted shares outstanding	81,754,163	98,864,873	87,650,438	100,468,466

Basic net income per share attributable to Lear	$1.40	$1.25	$4.14	$4.05

Diluted net income per share attributable to Lear	$1.38	$1.23	$4.09	$3.99

(12) Comprehensive Income and Equity

Comprehensive Income

Comprehensive income is defined as all changes in the Company’s net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items recorded in equity are included in comprehensive income.

A summary of comprehensive income and reconciliations of equity, Lear Corporation stockholders’ equity and noncontrolling interests for the three and nine months ended September 28, 2013 and September 29, 2012, are shown below (in millions):

	Three Months Ended September 28, 2013			Nine Months Ended September 28, 2013
	Equity	Attributable to Lear Corporation Stockholders	Non- controlling Interests	Equity	Attributable to Lear Corporation Stockholders	Non- controlling Interests
Beginning equity balance	$2,790.3	$2,669.3	$121.0	$3,612.2	$3,487.1	$125.1
Stock-based compensation transactions	14.2	14.2	—	36.0	36.0	—
Repurchase of common stock	—	—	—	(1,000.1)	(1,000.1)	—
Dividends declared to Lear Corporation stockholders	(14.2)	(14.2)	—	(44.8)	(44.8)	—
Dividends paid to noncontrolling interests	(18.6)	—	(18.6)	(33.4)	—	(33.4)
Acquisition of noncontrolling interest	—	—	—	(6.6)	(3.2)	(3.4)
Comprehensive income:
Net income	116.7	112.8	3.9	375.9	358.6	17.3
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments (1)	1.8	1.8	—	5.5	5.5	—
Derivative instruments and hedging activities (2)	(5.3)	(5.3)	—	(14.1)	(14.1)	—
Foreign currency translation adjustments	35.1	34.9	0.2	(10.6)	(11.5)	0.9

Other comprehensive income (loss)	31.6	31.4	0.2	(19.2)	(20.1)	0.9

Comprehensive income	148.3	144.2	4.1	356.7	338.5	18.2

Ending equity balance	$2,920.0	$2,813.5	$106.5	$2,920.0	$2,813.5	$106.5

(1)	Includes comprehensive income of $2.6 million and $7.8 million for the three and nine months ended September 28, 2013, respectively, reclassified from accumulated other comprehensive loss. See Note 8, “Pension and Other Postretirement Benefit Plans.”
(2)	Includes comprehensive loss of $8.3 million and $27.1 million for the three and nine months ended September 28, 2013, respectively, reclassified from accumulated other comprehensive loss. See Note 15, “Financial Instruments.”

In the three months ended September 28, 2013, foreign currency translation adjustments relate primarily to the Euro. In the nine months ended September 28, 2013, foreign currency translation adjustments relate primarily to the Euro, the Brazilian real, the Chinese renminbi and the Indian rupee.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Three Months Ended September 29, 2012			Nine Months Ended September 29, 2012
	Equity	Attributable to Lear Corporation Stockholders	Non- controlling Interests	Equity	Attributable to Lear Corporation Stockholders	Non- controlling Interests
Beginning equity balance	$2,700.5	$2,565.5	$135.0	$2,561.1	$2,436.4	$124.7
Stock-based compensation transactions	8.8	8.8	—	22.8	22.8	—
Repurchase of common stock	(50.1)	(50.1)	—	(172.6)	(172.6)	—
Dividends declared to Lear Corporation stockholders	(13.9)	(13.9)	—	(42.3)	(42.3)	—
Dividends paid to noncontrolling interests	—	—	—	(4.3)	—	(4.3)
Acquisition of noncontrolling interests	(17.4)	(9.3)	(8.1)	(23.6)	(11.5)	(12.1)
Comprehensive income:
Net income	128.1	121.4	6.7	427.1	400.9	26.2
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments (3)	2.6	2.6	—	0.8	0.8	—
Derivative instruments and hedging activities (4)	18.0	18.0	—	54.0	54.0	—
Foreign currency translation adjustments	25.6	24.4	1.2	(20.8)	(21.1)	0.3

Other comprehensive income	46.2	45.0	1.2	34.0	33.7	0.3

Comprehensive income	174.3	166.4	7.9	461.1	434.6	26.5

Ending equity balance	$2,802.2	$2,667.4	$134.8	$2,802.2	$2,667.4	$134.8

(3)	Includes comprehensive income of $2.5 million and $8.1 million for the three and nine months ended September 29, 2012, respectively, reclassified from accumulated other comprehensive loss. See Note 8, “Pension and Other Postretirement Benefit Plans.”
(4)	Includes comprehensive income (loss) of ($0.3) million and $5.8 million for the three and nine months ended September 29, 2012, respectively, reclassified from accumulated other comprehensive loss. See Note 15, “Financial Instruments.”

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

Pursuant to the agreement reached with the Marcato-Oskie Group described above, on April 25, 2013, the Company entered into an accelerated stock repurchase (“ASR”) agreement with a third-party financial institution to repurchase $800 million of its common stock. In the second quarter of 2013, the Company paid $800 million to the financial institution, using cash on-hand, and received an initial delivery of 11,862,836 shares. This initial share delivery represented 80% of the ASR transaction’s value at the then-current

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

price of $53.95 per share. These shares have been included in common stock held in treasury as of the applicable delivery date. The remaining 20% of the ASR transaction’s value, or $160 million, has been included in additional paid-in-capital in the accompanying condensed consolidated balance sheet as of September 28, 2013, and will be transferred to common stock held in treasury upon settlement of the ASR transaction. The ultimate number of shares to be repurchased and the final price paid per share under the ASR transaction will be based on the daily volume weighted average price of the Company’s common stock during the term of the ASR agreement, less an agreed upon discount. At settlement, if the ultimate number of shares to be repurchased exceeds the 11,862,836 shares initially delivered, the Company will receive additional shares from the financial institution. If the ultimate number of shares to be repurchased is less than the 11,862,836 shares initially delivered, the Company has the contractual right to either deliver additional shares or cash equal to the value of those shares to the financial institution. The ASR transaction is expected to be completed no later than March 2014. For further information regarding the Company’s ASR program, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capitalization — Common Stock Share Repurchase Program.”

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

Inclusive of the $800 million ASR transaction, the Company has paid $1.5 billion, in aggregate, for repurchases of its outstanding common stock, excluding commissions and related fees, since the first quarter of 2011. In the first nine months of 2013, the Company paid $1.0 billion, in aggregate, for repurchases of its outstanding common stock (15,533,758 shares repurchased, including the initial delivery of shares under the ASR transaction, at an average purchase price of $54.08, excluding commissions and fees). In the first nine months of 2012, the Company paid $172.6 million, in aggregate, for repurchases of its outstanding common stock (4,200,151 shares repurchased at an average purchase price of $41.10 per share, excluding commissions).

In addition to shares repurchased under the Company’s common stock share repurchase program described above, the Company classified shares withheld from the settlement of the Company’s restricted stock unit awards to cover minimum tax withholding requirements as common stock held in treasury in the accompanying condensed consolidated balance sheets as of September 28, 2013 and December 31, 2012.

Pursuant to the agreement reached with the Marcato-Oskie Group described above, on September 26, 2013, the Company appointed Richard H. Bott to the Board of Directors of the Company.

Quarterly Dividend — In the first nine months of 2013 and 2012, the Company’s Board of Directors declared quarterly cash dividends of $0.17 and $0.14 per share of common stock, respectively. In the first nine months of 2013, dividends declared and paid totaled $44.8 million. In the first nine months of 2012, declared dividends totaled $42.3 million, and dividends paid totaled $40.9 million. Dividends payable on common shares to be distributed under the Company’s stock-based compensation program and common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings will be paid when such common shares are distributed.

Noncontrolling Interests

In the first nine months of 2013 and 2012, the Company acquired noncontrolling interests in certain of its consolidated subsidiaries.

(13) Legal and Other Contingencies

As of September 28, 2013 and December 31, 2012, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $14.5 million and $12.8 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

On October 5, 2011, a plaintiff filed a putative class action complaint in the United States District Court for the Eastern District of Michigan against the Company and several other global suppliers of automotive wire harnesses alleging violations of federal and state antitrust and related laws. Since that time, a number of other plaintiffs have filed substantially similar class action complaints against the Company and these and other suppliers and individuals in a number of different federal district courts, and it is possible that additional similar lawsuits may be filed in the future. Plaintiffs purport to be direct and indirect purchasers of automotive wire harnesses supplied by the Company and/or the other defendants during the relevant period. The complaints allege that the defendants conspired to fix prices at which automotive wire harnesses were sold and that this had an anticompetitive effect upon interstate commerce in the United States. The complaints further allege that defendants fraudulently concealed their alleged conspiracy. The plaintiffs in these proceedings seek injunctive relief and recovery of an unspecified amount of damages, as well as costs and expenses relating to the proceedings, including attorneys’ fees. On February 7, 2012, the Judicial Panel on Multidistrict Litigation entered an order transferring and coordinating the various civil actions, for pretrial purposes, into one proceeding in the United States District Court for the Eastern District of Michigan. On May 14, 2012, three purported classes of plaintiffs — direct purchasers of automotive wire harnesses; automotive dealers that indirectly purchased automotive wire harnesses or vehicles containing such harnesses; and indirect purchasers that purchased or leased vehicles containing automotive wire harnesses (or purchased replacement automotive wire harnesses for their vehicles) — filed consolidated amended complaints in the consolidated proceeding. With respect to the Company, the consolidated amended complaints are substantially similar to the individual complaints that had been filed in the various jurisdictions. On July 13, 2012, the Company filed a motion to have these actions dismissed. On June 6, 2013, the District Court entered an order denying the Company’s motion to dismiss and, on September 6, 2013, denied the Company’s motion to certify the June 6, 2013 order for interlocutory appeal.

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

On November 17, 2011, the Company filed a motion with the United States Bankruptcy Court for the Southern District of New York seeking entry of an order enforcing the Company’s 2009 Plan of Reorganization and directing dismissal of the pending class action complaints. The bankruptcy court heard oral argument on the motion and, on February 10, 2012, ruled that claims against the Company alleging violation of antitrust law are enjoined to the extent that they arose prior to the Company’s emergence from Chapter 11 bankruptcy proceedings on November 9, 2009. The bankruptcy court further held that the District Court was the appropriate forum to address antitrust claims arising after the Company’s emergence from Chapter 11 bankruptcy proceedings. The Company appealed the bankruptcy court’s decision on this issue, and in November 2012, the appellate court ruled in favor of the Company and remanded for consideration by the bankruptcy court the possible effects of certain alleged antitrust claims arising after November 9, 2009. This issue was stayed by the bankruptcy court until a decision was entered with respect to the Company’s motion to dismiss the underlying class action complaints in the United States District Court for the Eastern District of Michigan. Following the District Court’s June 6, 2013 order denying the Company’s motion to dismiss, the Company renewed its request that the bankruptcy court enjoin the antitrust class action plaintiffs, and any similarly situated potential plaintiffs, from seeking damages against the Company for the period prior to November 9, 2009. The bankruptcy court heard oral argument on this matter on September 10, 2013, and the Company awaits a decision.

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

A summary of the changes in reserves for product liability and warranty claims for the nine months ended September 28, 2013, is shown below (in millions):

Balance as of January 1, 2013	$22.7
Expense, net (including changes in estimates)	9.1
Settlements	(5.1)
Foreign currency translation and other	(0.1)

Balance as of September 28, 2013	$26.6

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

As of September 28, 2013 and December 31, 2012, the Company had recorded environmental reserves of $5.1 million and $5.2 million, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.

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

Since the fire in the third quarter of 2011, the Company incurred cumulative losses and incremental costs of $65.7 million ($7.3 million incurred in the nine months ended September 28, 2013; and $9.6 million and $27.4 million incurred in the three and nine months ended September 29, 2012, respectively). The Company also recognized in cost of sales cumulative recoveries of $59.1 million ($5.8 million and $26.0 million recognized in the three and nine months ended September 29, 2012, respectively) and in other expense cumulative recoveries and gains of $29.9 million ($7.2 million and $12.3 million recognized in the three and nine months ended September 29, 2012, respectively). In addition, the Company received cumulative cash proceeds of $89.0 million ($10.0 million and $37.8 million received in the first nine months of 2013 and 2012, respectively), of which $59.1 million ($2.9 million and $26.4 million received in the first nine months of 2013 and 2012, respectively) has been reflected in cash flows from operating activities and $29.9 million ($7.1 million and $11.4 million received in the first nine months of 2013 and 2012, respectively) has been reflected in cash flows from investing activities.

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

The Company evaluates the performance of its operating segments based primarily on (i) revenues from external customers, (ii) pretax income before equity in net income of affiliates, interest expense and other expense (“segment earnings”) and (iii) cash flows, being defined as segment earnings less capital expenditures plus depreciation and amortization. A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended September 28, 2013
	Seating	EPMS	Other	Consolidated
Revenues from external customers	$2,891.7	$1,026.0	$—	$3,917.7
Segment earnings (1)	142.8	111.6	(61.4)	193.0
Depreciation and amortization	46.7	24.1	2.1	72.9
Capital expenditures	67.3	33.9	1.6	102.8
Total assets	4,862.5	1,728.9	1,872.8	8,464.2

	Three Months Ended September 29, 2012
	Seating	EPMS	Other	Consolidated
Revenues from external customers	$2,661.6	$877.0	$—	$3,538.6
Segment earnings (1)	154.8	65.2	(50.4)	169.6
Depreciation and amortization	40.7	20.3	2.3	63.3
Capital expenditures	83.7	35.6	0.8	120.1
Total assets	4,414.6	1,476.8	1,570.9	7,462.3

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Nine Months Ended September 28, 2013
	Seating	EPMS	Other	Consolidated
Revenues from external customers	$8,872.6	$3,105.3	$—	$11,977.9
Segment earnings (1)	450.7	295.5	(177.8)	568.4
Depreciation and amortization	133.4	69.2	5.7	208.3
Capital expenditures	214.8	107.4	7.0	329.2
Total assets	4,862.5	1,728.9	1,872.8	8,464.2

	Nine Months Ended September 29, 2012
	Seating	EPMS	Other	Consolidated
Revenues from external customers	$8,268.8	$2,578.8	$—	$10,847.6
Segment earnings (1)	524.2	176.4	(154.2)	546.4
Depreciation and amortization	109.9	57.2	6.5	173.6
Capital expenditures	186.4	108.8	5.3	300.5
Total assets	4,414.6	1,476.8	1,570.9	7,462.3

(1)	See definition above.

For the three months ended September 28, 2013, segment earnings include restructuring charges of $10.9 million, $0.6 million and $0.2 million in the seating and EPMS segments and in the other category, respectively. For the nine months ended September 28, 2013, segment earnings include restructuring charges of $29.8 million, $7.8 million and $5.3 million in the seating and EPMS segments and in the other category, respectively. For the three months ended September 29, 2012, segment earnings include restructuring charges (credits) of $2.2 million, $0.8 million and ($0.1) million in the seating and EPMS segments and in the other category, respectively. For the nine months ended September 29, 2012, segment earnings include restructuring charges of $8.5 million, $2.4 million and $0.2 million in the seating and EPMS segments and in the other category, respectively. See Note 2, “Restructuring.”

A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Segment earnings	$193.0	$169.6	$568.4	$546.4
Interest expense	17.5	13.7	51.6	40.2
Other expense, net	16.8	1.5	37.8	12.0

Consolidated income before provision for income taxes and equity in net income of affiliates	$158.7	$154.4	$479.0	$494.2

(15) Financial Instruments

The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to the quoted market prices of these securities (Level 2 input based on the GAAP fair value hierarchy). As of September 28, 2013, the aggregate carrying value of the Company’s Notes was $1,057.0 million, as compared to an estimated aggregate fair value of $1,070.6 million. As of December 31, 2012, the aggregate carrying value of the Notes was $626.3 million, as compared to an estimated aggregate fair value of $696.6 million.

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

Foreign exchange — The Company uses forwards, swaps and other derivative contracts to reduce the effects of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce exposure to fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, various European currencies, the Chinese renminbi, Thai baht and the Canadian dollar. As of September 28, 2013 and December 31, 2012, contracts designated as cash flow hedges with $762.2 million and $836.4 million, respectively, of notional amount were outstanding with maturities of less than 18 months and 17 months, respectively. As of September 28, 2013 and December 31, 2012, the fair value of these contracts was approximately $0.2 million and $19.9 million, respectively. As of September 28, 2013 and December 31, 2012, other foreign currency derivative contracts that did not qualify for hedge accounting with $124.2 million and $23.4 million, respectively, of notional amount were outstanding. These foreign currency derivative contracts consist principally of hedges of cash transactions of up to 12 months, hedges of intercompany loans and hedges of certain other balance sheet exposures. As of September 28, 2013 and December 31, 2012, the fair value of these contracts was approximately $1.3 million and approximately zero, respectively.

The fair value of outstanding foreign currency derivative contracts and the related classification in the accompanying condensed consolidated balance sheets as of September 28, 2013 and December 31, 2012, are shown below (in millions):

	September 28, 2013	December 31, 2012
Contracts qualifying for hedge accounting:
Other current assets	$8.1	$22.3
Other long-term assets	0.9	0.5
Other current liabilities	(6.9)	(2.8)
Other long-term liabilities	(1.9)	(0.1)

	0.2	19.9

Contracts not qualifying for hedge accounting:
Other current assets	1.7	0.1
Other current liabilities	(0.4)	(0.1)

	1.3	—

	$1.5	$19.9

Pretax amounts related to foreign currency derivative contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Contracts qualifying for hedge accounting:
Gains recognized in accumulated other comprehensive loss	$1.0	$18.3	$7.4	$48.1
(Gains) losses reclassified from accumulated other comprehensive loss	(8.3)	(0.3)	(27.1)	5.6

Comprehensive income (loss)	$(7.3)	$18.0	$(19.7)	$53.7

For the three and nine months ended September 28, 2013, net sales includes gains of $1.3 million and $2.7 million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts. For the three and nine months ended September 29, 2012, net sales includes gains of $0.2 million and $0.7 million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts. For the three and nine months ended September 28, 2013, cost of sales includes gains of $7.0 million and $24.4 million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts. For the three and nine months ended September 29, 2012, cost of sales includes gains (losses) of $0.1 million and ($6.3) million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Interest rate — Historically, the Company used interest rate swap and other derivative contracts to manage its exposure to fluctuations in interest rates. As of September 28, 2013 and December 31, 2012, there were no interest rate contracts outstanding. The Company will continue to evaluate, and may use, derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage its exposures to fluctuations in interest rates in the future.

Commodity prices — Historically, the Company used derivative instruments to reduce its exposure to fluctuations in certain commodity prices. These derivative instruments are utilized to hedge forecasted inventory purchases and to the extent that they qualify and meet hedge accounting criteria, they are accounted for as cash flow hedges. Commodity swap contracts that are not designated as cash flow hedges are marked to market with changes in fair value recognized immediately in the condensed consolidated statements of comprehensive income. As of September 28, 2013 and December 31, 2012, there were no commodity swap contracts outstanding.

Pretax amounts related to commodity swap contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

Nine Months Ended
September 29, 2012
Contracts qualifying for hedge accounting:
Gains recognized in accumulated other comprehensive loss	$0.1
Losses reclassified from accumulated other comprehensive loss	0.2

Comprehensive income	$0.3

For the nine months ended September 29, 2012, cost of sales includes losses of $0.2 million reclassified from accumulated other comprehensive loss related to commodity swap contracts.

As of September 28, 2013 and December 31, 2012, pretax net gains of approximately $0.2 million and $19.9 million, respectively, related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. During the twelve month period ending September 27, 2014, the Company expects to reclassify into earnings net gains of approximately $1.2 million recorded in accumulated other comprehensive loss as of September 28, 2013. Such gains will be reclassified at the time that the underlying hedged transactions are realized. During the three and nine months ended September 28, 2013 and September 29, 2012, amounts recognized in the accompanying condensed consolidated statements of comprehensive income related to changes in the fair value of cash flow and fair value hedges excluded from the Company’s effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.

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

Items measured at fair value on a recurring basis – Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of September 28, 2013 and December 31, 2012, are shown below (in millions):

	September 28, 2013
	Frequency	Asset	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts, net	Recurring	$1.5	Market/Income	$—	$1.5	$—

	December 31, 2012
	Frequency	Asset	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts, net	Recurring	$19.9	Market/Income	$—	$19.9	$—

The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. To estimate this credit spread, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of September 28, 2013 and December 31, 2012, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy during the first nine months of 2013.

Items measured at fair value on a non-recurring basis — The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. As of September 28, 2013, there were no significant assets or liabilities measured at fair value on a non-recurring basis. As a result of the Guilford acquisition in 2012, Level 3 fair value estimates related to property, plant and equipment of $89.9 million and intangible assets of $56.0 million were recorded in the accompanying condensed consolidated balance sheet as of December 31, 2012. For further information on these fair value measurements, see Note 3, “Acquisition,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. For further information on assets measured at fair value on a non-recurring basis, see Note 2, “Restructuring.”

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements

	September 28, 2013
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$210.8	$0.1	$673.1	$—	$884.0
Accounts receivable	60.5	488.7	2,047.7	—	2,596.9
Inventories	5.6	285.2	548.4	—	839.2
Other	133.9	69.6	480.0	—	683.5

Total current assets	410.8	843.6	3,749.2	—	5,003.6

LONG-TERM ASSETS:
Property, plant and equipment, net	94.7	309.7	1,135.6	—	1,540.0
Goodwill	23.5	401.0	328.6	—	753.1
Investments in subsidiaries	1,652.4	1,291.7	—	(2,944.1)	—
Other	726.2	75.1	366.2	—	1,167.5

Total long-term assets	2,496.8	2,077.5	1,830.4	(2,944.1)	3,460.6

Total assets	$2,907.6	$2,921.1	$5,579.6	$(2,944.1)	$8,464.2

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and drafts	$110.4	$652.3	$1,792.2	$—	$2,554.9
Accrued liabilities	104.7	157.1	932.9	—	1,194.7

Total current liabilities	215.1	809.4	2,725.1	—	3,749.6

LONG-TERM LIABILITIES:
Long-term debt	1,057.0	—	—	—	1,057.0
Intercompany accounts, net	(1,367.0)	467.5	899.5	—	—
Other	189.0	240.4	308.2	—	737.6

Total long-term liabilities	(121.0)	707.9	1,207.7	—	1,794.6

EQUITY:
Lear Corporation stockholders’ equity	2,813.5	1,403.8	1,540.3	(2,944.1)	2,813.5
Noncontrolling interests	—	—	106.5	—	106.5

Equity	2,813.5	1,403.8	1,646.8	(2,944.1)	2,920.0

Total liabilities and equity	$2,907.6	$2,921.1	$5,579.6	$(2,944.1)	$8,464.2

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Three Months Ended September 28, 2013
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$105.2	$1,557.8	$3,351.6	$(1,096.9)	$3,917.7
Cost of sales	132.6	1,411.2	3,140.6	(1,096.9)	3,587.5
Selling, general and administrative expenses	43.0	17.3	68.3	—	128.6
Amortization of intangible assets	0.5	1.2	6.9	—	8.6
Intercompany charges	0.2	—	(0.2)	—	—
Interest expense	11.9	6.0	(0.4)	—	17.5
Other intercompany (income) expense, net	(45.7)	33.6	12.1	—	—
Other expense, net	0.6	0.2	16.0	—	16.8

Consolidated income before income taxes and equity in net income of affiliates and subsidiaries	(37.9)	88.3	108.3	—	158.7
Provision for income taxes	(11.2)	31.7	30.7	—	51.2
Equity in net income of affiliates	(0.1)	(0.3)	(8.8)	—	(9.2)
Equity in net income of subsidiaries	(139.4)	(39.1)	—	178.5	—

Consolidated net income	112.8	96.0	86.4	(178.5)	116.7
Less: Net income attributable to noncontrolling interests	—	—	3.9	—	3.9

Net income attributable to Lear	$112.8	$96.0	$82.5	$(178.5)	$112.8

Consolidated comprehensive income	$144.2	$91.0	$122.8	$(209.7)	$148.3
Less: Comprehensive income attributable to noncontrolling interests	—	—	4.1	—	4.1

Comprehensive income attributable to Lear	$144.2	$91.0	$118.7	$(209.7)	$144.2

	For the Three Months Ended September 29, 2012
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$119.1	$1,431.4	$2,992.7	$(1,004.6)	$3,538.6
Cost of sales	126.6	1,282.8	2,842.5	(1,004.6)	3,247.3
Selling, general and administrative expenses	35.9	43.7	33.8	—	113.4
Amortization of intangible assets	0.4	1.4	6.5	—	8.3
Intercompany charges	0.5	0.3	(0.8)	—	—
Interest expense	0.8	4.1	8.8	—	13.7
Other intercompany (income) expense, net	(67.5)	45.1	22.4	—	—
Other expense, net	3.5	0.1	(2.1)	—	1.5

Consolidated income before income taxes and equity in net income of affiliates and subsidiaries	18.9	53.9	81.6	—	154.4
Provision for income taxes	2.5	(1.3)	28.1	—	29.3
Equity in net income of affiliates	4.5	(0.6)	(6.9)	—	(3.0)
Equity in net income of subsidiaries	(109.5)	(24.0)	—	133.5	—

Consolidated net income	121.4	79.8	60.4	(133.5)	128.1
Less: Net income attributable to noncontrolling interests	—	—	6.7	—	6.7

Net income attributable to Lear	$121.4	$79.8	$53.7	$(133.5)	$121.4

Consolidated comprehensive income	$166.4	$104.8	$91.9	$(188.8)	$174.3
Less: Comprehensive income attributable to noncontrolling interests	—	—	7.9	—	7.9

Comprehensive income attributable to Lear	$166.4	$104.8	$84.0	$(188.8)	$166.4

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Nine Months Ended September 28, 2013
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$352.4	$4,701.3	$10,326.7	$(3,402.5)	$11,977.9
Cost of sales	429.9	4,277.4	9,692.8	(3,402.5)	10,997.6
Selling, general and administrative expenses	121.7	49.2	215.2	—	386.1
Amortization of intangible assets	1.3	3.6	20.9	—	25.8
Intercompany charges	0.9	0.3	(1.2)	—	—
Interest expense	36.0	18.1	(2.5)	—	51.6
Other intercompany (income) expense, net	(170.8)	97.7	73.1	—	—
Other expense, net	6.8	1.0	30.0	—	37.8

Consolidated income before income taxes and equity in net income of affiliates and subsidiaries	(73.4)	254.0	298.4	—	479.0
Provision for income taxes	(23.6)	92.3	61.5	—	130.2
Equity in net income of affiliates	(0.8)	(0.4)	(25.9)	—	(27.1)
Equity in net income of subsidiaries	(407.6)	(120.3)	—	527.9	—

Consolidated net income	358.6	282.4	262.8	(527.9)	375.9
Less: Net income attributable to noncontrolling interests	—	—	17.3	—	17.3

Net income attributable to Lear	$358.6	$282.4	$245.5	$(527.9)	$358.6

Consolidated comprehensive income	$338.5	$270.4	$254.7	$(506.9)	$356.7
Less: Comprehensive income attributable to noncontrolling interests	—	—	18.2	—	18.2

Comprehensive income attributable to Lear	$338.5	$270.4	$236.5	$(506.9)	$338.5

	For the Nine Months Ended September 29, 2012
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$379.9	$4,320.2	$9,340.6	$(3,193.1)	$10,847.6
Cost of sales	423.9	3,931.2	8,769.9	(3,193.1)	9,931.9
Selling, general and administrative expenses	108.8	68.5	169.5	—	346.8
Amortization of intangible assets	1.2	1.9	19.4	—	22.5
Intercompany charges	3.6	1.3	(4.9)	—	—
Interest expense	3.0	15.9	21.3	—	40.2
Other intercompany (income) expense, net	(255.3)	168.9	86.4	—	—
Other expense, net	2.4	0.6	9.0	—	12.0

Consolidated income before income taxes and equity in net income of affiliates and subsidiaries	92.3	131.9	270.0	—	494.2
Provision for income taxes	8.4	0.2	91.8	—	100.4
Equity in net income of affiliates	(13.1)	(2.0)	(18.2)	—	(33.3)
Equity in net income of subsidiaries	(303.9)	(129.8)	—	433.7	—

Consolidated net income	400.9	263.5	196.4	(433.7)	427.1
Less: Net income attributable to noncontrolling interests	—	—	26.2	—	26.2

Net income attributable to Lear	$400.9	$263.5	$170.2	$(433.7)	$400.9

Consolidated comprehensive income	$434.6	$324.6	$186.7	$(484.8)	$461.1
Less: Comprehensive income attributable to noncontrolling interests	—	—	26.5	—	26.5

Comprehensive income attributable to Lear	$434.6	$324.6	$160.2	$(484.8)	$434.6

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Nine Months Ended September 28, 2013
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net cash provided by operating activities	$0.8	$161.6	$267.2	$—	$429.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(13.4)	(83.7)	(232.1)	—	(329.2)
Insurance proceeds	—	—	7.1	—	7.1
Other, net	44.1	0.1	(3.5)	—	40.7

Net cash used in investing activities	30.7	(83.6)	(228.5)	—	(281.4)

Cash Flows from Financing Activities:
Proceeds from the issuance of senior notes	500.0	—	—	—	500.0
Repurchase of senior notes	(72.1)	—	—	—	(72.1)
Payment of debt issuance and other financing costs	(13.4)	—	—	—	(13.4)
Repurchase of common stock	(1,000.1)	—	—	—	(1,000.1)
Dividends paid to Lear Corporation stockholders	(44.8)	—	—	—	(44.8)
Dividends paid to noncontrolling interests	—	—	(33.4)	—	(33.4)
Other	(6.3)	—	(3.4)	—	(9.7)
Change in intercompany accounts	334.6	(78.0)	(256.6)	—	—

Net cash used in financing activities	(302.1)	(78.0)	(293.4)	—	(673.5)

Effect of foreign currency translation	—	—	7.1	—	7.1

Net Change in Cash and Cash Equivalents	(270.6)	—	(247.6)	—	(518.2)
Cash and Cash Equivalents as of Beginning of Period	481.4	0.1	920.7	—	1,402.2

Cash and Cash Equivalents as of End of Period	$210.8	$0.1	$673.1	$—	$884.0

	For the Nine Months Ended September 29, 2012
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net cash provided by operating activities	$70.1	$250.1	$40.5	$—	$360.7
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(7.7)	(75.2)	(217.6)	—	(300.5)
Insurance proceeds	—	—	11.4	—	11.4
Cash paid for acquisitions, net of cash acquired	(243.9)	—	—	—	(243.9)
Other, net	(2.1)	3.8	(4.8)	—	(3.1)

Net cash used in investing activities	(253.7)	(71.4)	(211.0)	—	(536.1)

Cash Flows from Financing Activities:
Repurchase of senior notes	(72.1)	—	—	—	(72.1)
Repurchase of common stock	(172.6)	—	—	—	(172.6)
Dividends paid to Lear Corporation stockholders	(40.9)	—	—	—	(40.9)
Dividends paid to noncontrolling interests	—	—	(4.3)	—	(4.3)
Other	2.2	—	(17.6)	—	(15.4)
Change in intercompany accounts	48.8	(178.2)	129.4	—	—

Net cash used in financing activities	(234.6)	(178.2)	107.5	—	(305.3)

Effect of foreign currency translation	—	—	(4.0)	—	(4.0)

Net Change in Cash and Cash Equivalents	(418.2)	0.5	(67.0)	—	(484.7)
Cash and Cash Equivalents as of Beginning of Period	820.3	0.1	933.9	—	1,754.3

Cash and Cash Equivalents as of End of Period	$402.1	$0.6	$866.9	$—	$1,269.6

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

Basis of Presentation — Certain of the Company’s domestic 100% owned subsidiaries (the “Guarantors”) have jointly and severally unconditionally guaranteed, on a senior unsecured basis, the performance and the full and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of the Company’s obligations under its revolving credit facility and the indentures governing the Notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the Notes. The Notes consist of $280 million in aggregate principal amount at maturity of 7.875% senior unsecured notes due 2018, $280 million in aggregate principal amount at maturity of 8.125% senior unsecured notes due 2020 and $500 million in aggregate principal amount of 4.75% senior unsecured notes due 2023. The Guarantors include Guilford Mills, Inc., Lear Corporation EEDS and Interiors, Lear Mexican Seating Corporation and Lear Operations Corporation. In lieu of providing separate financial statements for the Guarantors, the Company has included the supplemental guarantor condensed consolidating financial statements above. These financial statements reflect the Guarantors listed above for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

The 2012 supplemental guarantor condensed consolidating financial statements have been restated to reflect certain changes to the equity investments of the Guarantors.

Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

Selling, General and Administrative Expenses — Corporate and division selling, general and administrative expenses are allocated to the operating subsidiaries based on various factors, which estimate usage of particular corporate and division functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries. During the three months ended September 28, 2013 and September 29, 2012, $31.7 million and $23.7 million, respectively, of selling, general and administrative expenses were allocated from Lear. During the nine months ended September 28, 2013 and September 29, 2012, $93.3 million and $73.2 million, respectively, of selling, general and administrative expenses were allocated from Lear.

Long-Term Debt of Lear and the Guarantors — A summary of long-term debt of Lear and the Guarantors on a combined basis is shown below (in millions):

	September 28, 2013	December 31, 2012
Senior notes	$1,057.0	$626.3

LEAR CORPORATION

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

We were incorporated in Delaware in 1987 and are a leading Tier 1 supplier to the global automotive industry. We supply seating and electrical distribution systems and related components to virtually every major automotive manufacturer in the world.

Our seating business consists of the design, engineering, just-in-time assembly and delivery of complete seat systems, as well as the manufacture of all major seat components, including seat structures and mechanisms, seat covers, seat foam and headrests. Our electrical distribution business consists of the design, engineering and manufacturing of systems that route electrical signals and manage electrical power within a vehicle for both traditional powertrain vehicles, as well as high-power for hybrid and electric vehicles. Key components of electrical distribution systems include: wiring harnesses, terminals and connectors, junction boxes, electronic control modules and wireless control devices, such as key fobs.

Our strategy is to achieve profitable growth balancing risk and returns. Key elements of this strategy include profitable growth and diversification of our sales globally and by customer and vehicle type, the continued expansion of our component capability in emerging and low-cost markets and the pursuit of complementary acquisitions to strengthen and grow both of our core businesses, while maintaining a strong balance sheet with investment grade credit metrics and returning excess cash to shareholders.

Industry Overview

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles and our content per vehicle. Automotive sales and production can be affected by general economic or industry conditions, the age of the vehicle fleet and related scrappage rates, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, the availability and cost of credit, the availability of critical components needed to complete the production of vehicles, restructuring actions of our customers and suppliers and other factors. Our operating results are also significantly impacted by the overall commercial success of the vehicle platforms for which we supply particular products, as well as the profitability of the products that we supply for these platforms. In addition, it is possible that our customers could elect to manufacture our products internally. The loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could adversely affect our operating results. In addition, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating results.

In the first nine months of 2013, global industry production volumes increased 2% from a year ago levels to 61.1 million units. Although North American industry production increased 5% from a year ago levels to 12.2 million units, business conditions in Europe remain challenging and European industry production decreased 1% from a year ago levels to 14.7 million units.

Sales in Europe (including Africa) and North America each accounted for approximately 38% (or 76% combined) of our net sales in the first nine months of 2013. Our ability to reduce the risks inherent in certain concentrations of business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall.

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

Our material cost as a percentage of net sales was 67.1% in the first nine months of 2013, as compared to 67.8% in 2012. Raw material, energy and commodity costs can be volatile. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, financial hedges for certain commodities and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future.

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

Operational Restructuring

In the first nine months of 2013, we incurred pretax restructuring costs of approximately $43 million and related manufacturing inefficiency charges of approximately $4 million. Any future restructuring actions will depend upon market conditions, customer actions and other factors.

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

In February, May and August 2013, our Board of Directors declared a quarterly cash dividend of $0.17 per share of common stock.

LEAR CORPORATION

For further information regarding our common stock share repurchase program, the ASR program and our quarterly dividends, see “— Liquidity and Capital Resources — Capitalization” and Note 12, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report.

Other Matters

We have incurred losses and incremental costs related to the destruction of assets caused by a fire at one of our European production facilities in the third quarter of 2011. During 2012, we reached a settlement for the recovery of such costs under applicable insurance policies. In the nine months ended September 28, 2013, we recognized losses and incremental costs of $7 million. In the three and nine months ended September 29, 2012, we recognized losses and incremental costs of $10 million and $27 million, respectively, and loss recoveries and insurance gains of $13 million and $38 million, respectively. For further information, see Note 13, “Legal and Other Contingencies — Insurance Recoveries,” to the condensed consolidated financial statements included in this Report.

In the nine months ended September 28, 2013, we incurred costs of $3 million related to a proxy contest. For further information, see Note 12, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report.

In the three and nine months ended September 28, 2013, we recognized net tax benefits of $6 million and $23 million, respectively, primarily related to net changes in valuation allowances with respect to the deferred tax assets of certain foreign subsidiaries. In the nine months ended September 28, 2013, we also recognized net tax benefits of $3 million related to the retroactive reinstatement of the U.S. research and development tax credit.

In the three and nine months ended September 29, 2012, we recognized income of $2 million and $17 million, respectively, related to our portion of an affiliate’s reversal of a valuation allowance with respect to its deferred tax assets.

As discussed above, our results for the three and nine months ended September 28, 2013 and September 29, 2012, reflect the following items (in millions):

	Three months ended		Nine months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Costs related to restructuring actions, including manufacturing inefficiencies of $1 million and $4 million in the three and nine months ended September 28, 2013, respectively	$13	$3	$47	$11
Costs related to proxy contest	—	—	3	—
Acquisition and other related costs	—	1	—	6
Losses and incremental costs (insurance recoveries), net related to the destruction of assets	—	(3)	7	(11)
Labor-related litigation claims	—	—	5	—
Loss on extinguishment of debt	—	4	4	4
Gain related to an affiliate	—	(2)	—	(17)
Tax benefits, net	(6)	—	(26)	—

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

LEAR CORPORATION

RESULTS OF OPERATIONS

A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three Months Ended				Nine Months Ended
	September 28, 2013		September 29, 2012		September 28, 2013		September 29, 2012
Net sales
Seating	$2,891.7	73.8%	$2,661.6	75.2%	$8,872.6	74.1%	$8,268.8	76.2%
Electrical power management systems	1,026.0	26.2	877.0	24.8	3,105.3	25.9	2,578.8	23.8

Net sales	3,917.7	100.0	3,538.6	100.0	11,977.9	100.0	10,847.6	100.0
Cost of sales	3,587.5	91.6	3,247.3	91.8	10,997.6	91.8	9,931.9	91.6

Gross profit	330.2	8.4	291.3	8.2	980.3	8.2	915.7	8.4
Selling, general and administrative expenses	128.6	3.3	113.4	3.2	386.1	3.2	346.8	3.2
Amortization of intangible assets	8.6	0.2	8.3	0.2	25.8	0.2	22.5	0.2
Interest expense	17.5	0.4	13.7	0.4	51.6	0.4	40.2	0.4
Other expense, net	16.8	0.4	1.5	0.1	37.8	0.3	12.0	0.1
Provision for income taxes	51.2	1.3	29.3	0.8	130.2	1.1	100.4	0.9
Equity in net income of affiliates	(9.2)	(0.2)	(3.0)	(0.1)	(27.1)	(0.2)	(33.3)	(0.3)
Net income attributable to noncontrolling interests	3.9	0.1	6.7	0.2	17.3	0.2	26.2	0.2

Net income attributable to Lear	$112.8	2.9%	$121.4	3.4%	$358.6	3.0%	$400.9	3.7%

Three Months Ended September 28, 2013 vs. Three Months Ended September 29, 2012

Net sales in the third quarter of 2013 were $3.9 billion, as compared to $3.5 billion in the third quarter of 2012, an increase of $379 million or 10.7%. New business and improved production volumes on key Lear platforms positively impacted net sales by $237 million and $89 million, respectively.

Cost of sales in the third quarter of 2013 was $3.6 billion, as compared to $3.2 billion in the third quarter of 2012. The increase is primarily due to the impact of new business and improved production volumes on key Lear platforms, as described in the preceding paragraph.

Gross profit and gross margin were $330 million and 8.4%, respectively, in the quarter ended September 28, 2013, as compared to $291 million and 8.2%, respectively, in the quarter ended September 29, 2012. Gross profit and gross margin were positively impacted by $43 million as a result of new business and improved production volumes on key Lear platforms. Selling price reductions and the impact of the changeover of key Lear platforms of $58 million negatively impacted both gross profit and gross margin and were offset by the impact of favorable operating performance and the benefit of operational restructuring actions of $54 million.

Selling, general and administrative expenses, including engineering and development expenses, were $129 million in the three months ended September 28, 2013, as compared to $113 million in the three months ended September 29, 2012. Selling, general and administrative expenses increased $7 million due to higher engineering and development costs to support new business and restructuring costs. Higher compensation related costs, together with infrastructure costs to support the growth of our business in emerging markets, also contributed to the increase between quarters. As a percentage of net sales, selling, general and administrative expenses were 3.3% in the third quarter of 2013, as compared to 3.2% in the third quarter of 2012.

Amortization of intangible assets was $9 million in the third quarter of 2013, as compared to $8 million in the third quarter of 2012.

Interest expense was $18 million in the third quarter of 2013, as compared to $14 million in the third quarter of 2012, reflecting interest of $6 million related to our senior notes due 2023 issued in January 2013, offset by $2 million related to the partial redemption of our senior notes due 2018 and 2020.

Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the disposal of fixed assets and other miscellaneous income and expense, was $17 million in the third quarter of 2013, as compared to $2 million in the third quarter of 2012. In the third quarter of 2012, we recognized a gain of $7 million related to insurance recoveries and a loss of $4 million related to the redemption of 10% of the original aggregate principal amount of our outstanding senior notes. In the third quarter of 2013, other expense, net was negatively impacted by an increase of $8 million in foreign exchange losses.

LEAR CORPORATION

The provision for income taxes was $51 million for the third quarter of 2013, representing an effective tax rate of 32.3% on pretax income before equity in net income of affiliates of $159 million, as compared to $29 million for the third quarter of 2012, representing an effective tax rate of 19.0% on pretax income before equity in net income of affiliates of $154 million.

The effective tax rate increased in 2013 as compared to 2012 primarily due to the reversal of a substantial portion of our U.S. valuation allowance in the fourth quarter of 2012. As a result of the reversal, the provision for income taxes in the third quarter of 2013 includes U.S. federal income tax expense at a rate of 35% with respect to our earnings in the United States. The provision for income taxes in the third quarter of 2012 includes no U.S. federal income tax expense with respect to our earnings in the United States.

In the third quarter of 2013, we recognized net tax benefits of $6 million primarily related to net changes in valuation allowances with respect to the deferred tax assets of certain foreign subsidiaries. In the third quarters of 2013 and 2012, the provision for income taxes was impacted by the level and mix of earnings among tax jurisdictions. The provision was also impacted by a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Excluding these items, the effective tax rate in the third quarters of 2013 and 2012 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.

Our current and future provision for income taxes is impacted by the initial recognition of and changes in valuation allowances in certain countries. Our future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowances are eliminated. Accordingly, income taxes are impacted by changes in valuation allowances and the mix of earnings among jurisdictions. We evaluate the realizability of our deferred tax assets on a quarterly basis. In completing this evaluation, we consider all available evidence in order to determine whether, based on the weight of the evidence, a valuation allowance for our deferred tax assets is necessary. Such evidence includes historical results, future reversals of existing taxable temporary differences and expectations for future taxable income (exclusive of the reversal of temporary differences and carryforwards), as well as the implementation of feasible and prudent tax planning strategies. If, based on the weight of the evidence, it is more likely than not that all or a portion of our deferred tax assets will not be realized, a valuation allowance is recorded. If operating results improve or decline on a continual basis in a particular jurisdiction, our decisions regarding the need for a valuation allowance could change, resulting in either the initial recognition or reversal of a valuation allowance in that jurisdiction, which could have a significant impact on income tax expense in the period recognized and subsequent periods.

Equity in net income of affiliates was $9 million in the third quarter of 2013, as compared to $3 million in the third quarter of 2012, reflecting the improved performance of our equity affiliates.

Net income attributable to Lear in the third quarter of 2013 was $113 million, or $1.38 per diluted share, as compared to $121 million, or $1.23 per diluted share, in the third quarter of 2012. Net income decreased for the reasons described in the preceding paragraphs, and diluted net income per share increased as a result of the decrease in the average shares outstanding during the quarter.

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

LEAR CORPORATION

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

Seating

A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Three months ended
	September 28, 2013	September 29, 2012
Net sales	$2,891.7	$2,661.6
Segment earnings (1)	142.8	154.8
Margin	4.9%	5.8%

(1)	See definition above.

Seating net sales were $2.9 billion in the third quarter of 2013, as compared to $2.7 billion in the third quarter of 2012, an increase of $230 million or 8.6%. New business and improved production volumes on key Lear platforms positively impacted net sales by $116 million and $62 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $143 million and 4.9%, respectively, in the third quarter of 2013, as compared to $155 million and 5.8%, respectively, in the third quarter of 2012. Segment earnings were negatively impacted by $44 million due to the impact of the changeover of key Lear platforms and selling price reductions and $10 million due to higher restructuring costs. These decreases were partially offset by the impact of favorable operating performance and the benefit of operational restructuring actions, new business and improved production volumes on key Lear platforms of $37 million.

EPMS

A summary of financial measures for our EPMS segment is shown below (dollar amounts in millions):

	Three months ended
	September 28, 2013	September 29, 2012
Net sales	$1,026.0	$877.0
Segment earnings (1)	111.6	65.2
Margin	10.9%	7.4%

(1)	See definition above.

EPMS net sales were $1.0 billion in the third quarter of 2013, as compared to $877 million in the third quarter of 2012, an increase of $149 million or 17.0%. New business and improved production volumes on key Lear platforms positively impacted net sales by $121 million and $27 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $112 million and 10.9%, respectively, in the third quarter of 2013, as compared to $65 million and 7.4%, respectively, in the third quarter of 2012. Segment earnings were favorably impacted by $22 million as a result of new business and improved production volumes on key Lear platforms. Favorable operating performance of $36 million was partially offset by selling price reductions of $14 million.

Other

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three months ended
	September 28, 2013	September 29, 2012
Net sales	$—	$—
Segment earnings (1)	(61.4)	(50.4)
Margin	N/A	N/A

(1)	See definition above.

LEAR CORPORATION

Segment earnings related to our other category were ($61) million in the third quarter of 2013, as compared ($50) million in the third quarter of 2012, reflecting higher compensation related costs and infrastructure costs to support the growth of our business in emerging markets.

Nine Months Ended September 28, 2013 vs. Nine Months Ended September 29, 2012

Net sales in the first nine months of 2013 were $12.0 billion, as compared to $10.8 billion in the first nine months of 2012, an increase of $1.1 billion or 10.4%. New business, improved production volumes on key Lear platforms and the acquisition of Guilford Mills (“Guilford”) positively impacted net sales by $575 million, $412 million and $141 million, respectively.

Cost of sales in the first nine months of 2013 was $11.0 billion, as compared to $9.9 billion in the first nine months of 2012. The increase is primarily due to the impact of new business, improved production volumes on key Lear platforms and the acquisition of Guilford, as described in the preceding paragraph.

Gross profit and gross margin were $980 million and 8.2%, respectively, in the nine months ended September 28, 2013, as compared to $916 million and 8.4%, respectively, in the nine months ended September 29, 2012. Gross profit and gross margin were positively impacted by $123 million as a result of improved production volumes on key Lear platforms and new business. Selling price reductions and the impact of the changeover of key Lear platforms of $173 million negatively impacted both gross profit and gross margin and were partially offset by the impact of favorable operating performance and the benefit of operational restructuring actions of $121 million.

Selling, general and administrative expenses, including engineering and development expenses, were $386 million in the nine months ended September 28, 2013, as compared to $347 million in the nine months ended September 29, 2012. Selling, general and administrative expenses increased $32 million due to higher restructuring and engineering and development costs to support new business and the acquisition of Guilford in the second quarter of 2012. Higher compensation related costs, together with infrastructure costs to support the growth of our business in emerging markets, also contributed to the increase between periods. As a percentage of net sales, selling, general and administrative expenses were 3.2% in the first nine months of 2013 and 2012.

Amortization of intangible assets was $26 million in the first nine months of 2013, as compared to $23 million in the first nine months of 2012, reflecting the amortization of intangible assets related to the acquisition of Guilford.

Interest expense was $52 million in the first nine months of 2013, as compared to $40 million in the first nine months of 2012, reflecting interest of $17 million related to our senior notes due 2023 issued in January 2013, offset by $7 million related to the partial redemption of our senior notes due 2018 and 2020.

Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the disposal of fixed assets and other miscellaneous income and expense, was $38 million in the first nine months of 2013, as compared to $12 million in the first nine months of 2012. In 2013, other expense, net was negatively impacted by an increase of $6 million in foreign exchange losses. In 2012, we recognized gains of $12 million related to our insurance recoveries.

The provision for income taxes was $130 million for the first nine months of 2013, representing an effective tax rate of 27.2% on pretax income before equity in net income of affiliates of $479 million, as compared to $100 million for the first nine months of 2012, representing an effective tax rate of 20.3% on pretax income before equity in net income of affiliates of $494 million.

The effective tax rate increased in 2013 as compared to 2012 primarily due to the reversal of a substantial portion of our U.S. valuation allowance in the fourth quarter of 2012. As a result of the reversal, the provision for income taxes in the first nine months of 2013 includes U.S. federal income tax expense at a rate of 35% with respect to our earnings in the United States. The provision for income taxes in the first nine months of 2012 includes no U.S. federal income tax expense with respect to our earnings in the United States.

In the first nine months of 2013, we recognized net tax benefits of $26 million primarily related to net changes in valuation allowances with respect to the deferred tax assets of certain foreign subsidiaries and the retroactive reinstatement of the U.S. research and development tax credit by the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013. In the first nine months of 2013 and 2012, the provision for income taxes was impacted by the level and mix of earnings among tax jurisdictions. The provision was also impacted by a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Excluding these items, the effective tax rate in the first nine months of 2013 and 2012 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.

LEAR CORPORATION

For a description of our valuation allowances, see “Three Months Ended September 28, 2013 vs. Three Months Ended September 29, 2012,” above.

Equity in net income of affiliates was $27 million in the first nine months of 2013, as compared to $33 million in the first nine months of 2012. Equity in net income of affiliates in the first nine months of 2013 reflects the improved performance of our equity affiliates. Equity in net income of affiliates in the first nine months of 2012 reflects income of $17 million related to our portion of an affiliate’s reversal of a valuation allowance with respect to its deferred tax assets.

Net income attributable to Lear in the first nine months of 2013 was $359 million, or $4.09 per diluted share, as compared to $401 million, or $3.99 per diluted share, in the first nine months of 2012. Net income decreased for the reasons described in the preceding paragraphs, and diluted net income per share increased as a result of the decrease in the average shares outstanding during the current period.

Reportable Operating Segments

For a description of our reportable operating segments, see “Three Months Ended September 28, 2013 vs. Three Months Ended September 29, 2012 — Reportable Operating Segments,” above.

Seating

A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

	Nine months ended
	September 28, 2013	September 29, 2012
Net sales	$8,872.6	$8,268.8
Segment earnings (1)	450.7	524.2
Margin	5.1%	6.3%

(1)	See definition above.

Seating net sales were $8.9 billion in the first nine months of 2013, as compared to $8.3 billion in the first nine months of 2012, an increase of $604 million or 7.3%. Improved production volumes on key Lear platforms, new business and the acquisition of Guilford positively impacted net sales by $230 million, $202 million and $141 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $451 million and 5.1%, respectively, in the first nine months of 2013, as compared to $524 million and 6.3%, respectively, in the first nine months of 2012. Segment earnings were negatively impacted by $125 million due to selling price reductions and the impact of the changeover of key Lear platforms, as well as higher restructuring costs of $26 million. These decreases were partially offset by the impact of favorable operating performance and the benefit of operational restructuring actions, improved production volumes on key Lear platforms and new business of $77 million.

EPMS

A summary of financial measures for our EPMS segment is shown below (dollar amounts in millions):

	Nine months ended
	September 28, 2013	September 29, 2012
Net sales	$3,105.3	$2,578.8
Segment earnings (1)	295.5	176.4
Margin	9.5%	6.8%

(1)	See definition above.

EPMS net sales were $3.1 billion in the first nine months of 2013, as compared to $2.6 billion in the first nine months of 2012, an increase of $527 million or 20.4%. New business and improved production volumes on key Lear platforms positively impacted net sales by $373 million and $182 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $296 million and 9.5%, respectively, in the first nine months of 2013, compared to $176 million and 6.8%, respectively, in the first nine months of 2012. Segment earnings were favorably impacted by $92 million as a result of new business and improved production volumes on key Lear platforms. Favorable operating performance of $78 million was partially offset by selling price reductions and higher restructuring costs of $53 million.

LEAR CORPORATION

Other

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Nine months ended
	September 28, 2013	September 29, 2012
Net sales	$—	$—
Segment earnings (1)	(177.8)	(154.2)
Margin	N/A	N/A

(1)	See definition above.

Segment earnings related to our other category were ($178) million in the first nine months of 2013, as compared to ($154) million in the first nine months of 2012, reflecting higher compensation related costs and infrastructure costs to support the growth of our business in emerging markets.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, operational restructuring actions and debt service requirements. In addition, we expect to continue to pay quarterly dividends and repurchase shares of our common stock (see “— Capitalization — Common Stock Share Repurchase Program,” below). Our principal sources of liquidity are cash flows from operating activities, borrowings under available credit facilities and our existing cash balance. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and the combination of dividends, royalties, intercompany loan repayments and other distributions and advances from our subsidiaries to provide the funds necessary to meet our obligations. As of September 28, 2013 and December 31, 2012, cash and cash equivalents of $672 million and $918 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans, without creating additional income tax expense. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information regarding potential dividends from our non-U.S. subsidiaries, see “— Adequacy of Liquidity Sources,” below and Note 8, “Income Taxes,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Cash Flows

Net cash provided by operating activities was $430 million in the first nine months of 2013, as compared to $361 million in the first nine months of 2012. The net change in recoverable customer engineering, development and tooling was a use of cash of $17 million and $67 million in the first nine months of 2013 and 2012, respectively, resulting in an incremental increase in operating cash flow of $49 million between periods, primarily due to cash received related to previously capitalized amounts.

In the first nine months of 2013, increases in accounts receivable, inventories and accounts payable resulted in a use of cash of $567 million, a use of cash of $122 million and a source of cash of $320 million, respectively, reflecting the normal seasonality of our working capital. Changes in accrued liabilities and other resulted in a source of cash of $211 million, primarily reflecting the timing of payment of accrued liabilities.

Net cash used in investing activities was $281 million in the first nine months of 2013, as compared to $536 million in the first nine months of 2012. In 2013, we sold our ownership interest in an equity affiliate for $50 million. In 2012, we acquired Guilford for $244 million, net of cash acquired. In addition, capital spending increased $29 million between periods. Capital spending in 2013 is estimated at approximately $450 million.

Net cash used in financing activities was $674 million in the first nine months of 2013, as compared to $305 million in the first nine months of 2012. In the first nine months of 2013, we issued $500 million in aggregate principal amount of senior notes due 2023 and paid $72 million to redeem a portion of our outstanding senior notes due 2018 and 2020. In addition, in the first nine months of 2013, we paid an aggregate of $1 billion to repurchase our common stock, including $200 million of open market repurchases and $800 million of repurchases through an ASR program. In the first nine months of 2012, we repurchased $173 million of our common stock and paid $72 million to redeem a portion of our outstanding senior notes due 2018 and 2020. For further information regarding our share repurchase program, see “— Capitalization — Common Stock Share Repurchase Program,” below and Note 12, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION

Capitalization

From time to time, we utilize uncommitted lines of credit to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries, in addition to cash provided by operating activities. As of September 28, 2013 and December 31, 2012, there were no short-term debt balances outstanding. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors.

Senior Notes

As of September 28, 2013, our long-term debt consists of $280 million in aggregate principal amount at maturity of senior unsecured notes due 2018 at a stated coupon rate of 7.875% (the “2018 Notes”), $280 million in aggregate principal amount at maturity of senior unsecured notes due 2020 at a stated coupon rate of 8.125% (the “2020 Notes”) and $500 million in aggregate principal amount of senior unsecured notes due 2023 at a stated coupon rate of 4.75% (the “2023 Notes” and together with the 2018 Notes and the 2020 Notes, the “Notes”).

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

There are no scheduled cash interest payments on the Notes in the last three months of 2013. As of September 28, 2013, we were in compliance with all covenants under the indentures governing the Notes.

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

Revolving Credit Facility

On January 30, 2013, we amended and restated our revolving credit facility to, among other things, increase the borrowing capacity from $500 million to $1.0 billion, extend the maturity date to January 30, 2018, and reduce interest rates payable on outstanding borrowings under the facility. The revolving credit facility permits borrowings for general corporate and working capital purposes and the issuance of letters of credit. As of September 28, 2013, there were no borrowings outstanding under the revolving credit facility, and we were in compliance with all covenants under the agreement governing the revolving credit facility.

For further information related to the revolving credit facility, including information on pricing, covenants and events of default, see Note 7, “Long-Term Debt,” to the condensed consolidated financial statements included in this Report and Note 7, “Long-Term Debt,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Off-Balance Sheet Arrangements

Guarantees and Commitments

As of December 31, 2012, we guaranteed 49% of certain of the debt of one of our unconsolidated affiliates, Tacle Seating USA, LLC. As of September 28, 2013, the related debt had been repaid by the affiliate, and we were released from our guarantee.

Common Stock Share Repurchase Program

On April 25, 2013, we entered into an ASR agreement to repurchase $800 million of our common stock. In the second quarter of 2013, we paid $800 million to a financial institution, using cash on-hand, and received an initial delivery of 11,862,836 shares. This initial share delivery represented 80% of the ASR transaction’s value at the then-current price of $53.95 per share. The ultimate number of shares to be repurchased and the final price paid per share under the ASR transaction will be based on the daily volume weighted average price of our common stock during the term of the ASR agreement, less an agreed upon discount. The ASR transaction is expected to be completed no later than March 2014. In the first nine months of 2013, we paid $1.0 billion, in aggregate, for repurchases of our outstanding common stock (15,533,758 shares repurchased, including the initial delivery of shares under the ASR transaction, at an average purchase price of $54.08, excluding commissions and fees).

LEAR CORPORATION

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

Dividends

A summary of 2013 dividend declarations is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.17	February 7, 2013	March 1, 2013	March 20, 2013
$0.17	May 16, 2013	June 7, 2013	June 26, 2013
$0.17	August 15, 2013	September 6, 2013	September 25, 2013

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

Adequacy of Liquidity Sources

As of September 28, 2013, we had $884 million of cash and cash equivalents on-hand and $1 billion in available borrowing capacity under our revolving credit facility. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly dividends and repurchase shares of our common stock (see “— Common Stock Share Repurchase Program,” above). Our future financial results and our ability to continue to meet our liquidity needs are subject to, and will be affected by, cash flows from operations, including the impact of restructuring activities, automotive industry conditions, the financial condition of our customers and suppliers and other related factors. Additionally, an economic downturn or reduction in production levels could negatively impact our financial condition. For further discussion of the risks and uncertainties affecting our cash flows from operations and our overall liquidity, see “— Executive Overview” above, “— Forward-Looking Statements” below and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

LEAR CORPORATION

Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Chinese renminbi, Thai baht and the Canadian dollar. We have performed a quantitative analysis of our overall currency rate exposure as of September 28, 2013 and December 31, 2012. As of September 28, 2013, the potential adverse earnings impact related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies to which it is exposed for a twelve-month period is approximately ($26) million. In addition, the potential earnings benefit related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies to which it is exposed for a twelve-month period is approximately $18 million. As of December 31, 2012, the potential adverse earnings impact related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies to which it is exposed for a twelve-month period is approximately ($26) million. In addition, the potential earnings benefit related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies to which it is exposed for a twelve-month period is approximately $5 million.

As of September 28, 2013, foreign exchange contracts representing $886 million of notional amount were outstanding with maturities of less than 18 months. As of September 28, 2013, the fair value of these contracts was approximately $2 million. A 10% change in the value of the U.S. dollar relative to all other currencies to which it is exposed would result in a $24 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies to which it is exposed would result in a $22 million change in the aggregate fair value of these contracts. As of December 31, 2012, foreign exchange contracts representing $860 million of notional amount were outstanding with maturities of less than 17 months. As of December 31, 2012, the fair value of these contracts was approximately $20 million. A 10% change in the value of the U.S. dollar relative to all other currencies to which it is exposed would result in a $12 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies to which it is exposed would result in a $30 million change in the aggregate fair value of these contracts.

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

Interest Rates

Historically, we have used interest rate swap and other derivative contracts to manage our exposure to fluctuations in interest rates. As of September 28, 2013 and December 31, 2012, there were no interest rate contracts outstanding. We will continue to evaluate, and may use, derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage our exposures to fluctuations in interest rates in the future.

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

Historically, we used commodity swap and other derivative contracts to reduce our exposure to fluctuations in copper prices. As of September 28, 2013 and December 31, 2012, there were no commodity swap contracts outstanding.

LEAR CORPORATION

For further information related to the financial instruments described above, see Note 15, “Financial Instruments,” to the condensed consolidated financial instruments included in this Report.

OTHER MATTERS

Legal and Environmental Matters

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of September 28, 2013, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $15 million. In addition, as of September 28, 2013, we had recorded reserves for product liability claims and environmental matters of $27 million and $5 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012. For a more complete description of our outstanding material legal proceedings, see Note 13, “Legal and Other Contingencies,” to the condensed consolidated financial statements included in this Report.

Significant Accounting Policies and Critical Accounting Estimates

Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates,” and Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first nine months of 2013.

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

LEAR CORPORATION

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

(b)	Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 28, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As discussed in Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capitalization — Common Stock Share Repurchase Program,” and Note 12, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report, we will have a remaining repurchase authorization of $750 million under our common stock share repurchase program after completion of our accelerated stock repurchase (“ASR”) program. There were no repurchases of our common stock during the quarter ended September 28, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (1)
June 30, 2013 through July 27, 2013	—	N/A	N/A	$750.0	(2)
July 28, 2013 through August 24, 2013	—	N/A	N/A	750.0
August 25, 2013 through September 28, 2013	—	N/A	N/A	750.0

Total	—	N/A	N/A	$750.0

(1)	Including the two-year common stock share repurchase authorization of $750 million to commence immediately following the completion of the ASR program referred to above.
(2)	Remaining authorization is net of amounts paid under the ASR program in the second quarter of 2013.

ITEM 6 — EXHIBITS

The exhibits listed on the “Index to Exhibits” on page 47 are filed with this Form 10-Q or incorporated by reference as set forth below.

LEAR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated: October 25, 2013	By:	/s/ Matthew J. Simoncini
Matthew J. Simoncini
President and Chief Executive Officer

	By:	/s/ Jeffrey H. Vanneste
Jeffrey H. Vanneste
Senior Vice President and Chief Financial Officer

LEAR CORPORATION

Index to Exhibits

Exhibit Number	Exhibit

**10.1*	Amended and Restated Lear Corporation 2009 Long-Term Stock Incentive Plan (amended and restated as of September 11, 2013).

**10.2*	Amended and Restated Employment Agreement, dated as of September 11, 2013, between the Company and Raymond E. Scott.

**10.3*	Amended and Restated Employment Agreement, dated as of September 11, 2013, between the Company and Terrence B. Larkin.

**10.4*	Amended and Restated Employment Agreement, dated as of September 11, 2013, between the Company and Melvin L. Stephens.

**31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

**31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document.

***101.SCH	XBRL Taxonomy Extension Schema Document.

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Compensatory plan or arrangement.
**	Filed herewith.
***	Submitted electronically with the Report.