Form 10-K
period 2013-12-31
LEAR CORP
filed 2014-02-11
CIK 842162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of June 29, 2013, the aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant was $4,870,440,427. The closing price of the common stock on June 29, 2013, as reported on the New York Stock Exchange, was $60.46 per share.

As of February 5, 2014, the number of shares outstanding of the registrant’s common stock was 80,764,280 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Stockholders to be held in May 2014, as described in the Cross Reference Sheet and Table of Contents included herewith, are incorporated by reference into Part III of this Report.

LEAR CORPORATION AND SUBSIDIARIES

CROSS REFERENCE SHEET AND TABLE OF CONTENTS

(1)	Certain information is incorporated by reference, as indicated below, to the registrant’s Notice of Annual Meeting of Stockholders and Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Stockholders to be held in May 2014 (the “Proxy Statement”).
(2)	A portion of the information required is incorporated by reference to the Proxy Statement sections entitled “Election of Directors” and “Directors and Corporate Governance.”
(3)	Incorporated by reference to the Proxy Statement sections entitled “Directors and Corporate Governance — Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”
(4)	A portion of the information required is incorporated by reference to the Proxy Statement section entitled “Directors and Corporate Governance — Security Ownership of Certain Beneficial Owners, Directors and Management.”
(5)	Incorporated by reference to the Proxy Statement sections entitled “Certain Relationships and Related Party Transactions” and “Directors and Corporate Governance — Independence of Directors.”
(6)	Incorporated by reference to the Proxy Statement section entitled “Fees of Independent Accountants.”

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

BUSINESS OF THE COMPANY

General

Lear Corporation is a leading Tier 1 supplier to the global automotive industry. Our business spans all major automotive markets, and we supply seating and electrical distribution systems and related components to virtually every major automotive manufacturer in the world. We have manufacturing, engineering and administrative capabilities in 36 countries with 226 locations and are continuing to grow our business in all automotive producing regions of the world.

Lear is a recognized global leader in complete automotive seat systems and certain key individual component parts. Our seating business consists of the design, engineering, just-in-time assembly and delivery of complete seat systems, as well as the manufacture of all major seat components, including seat structures and mechanisms, seat covers, seat foam and headrests. Our electrical business consists of the design, engineering and manufacturing of complete electrical distribution systems that route electrical signals and manage electrical power within a vehicle for both traditional powertrain vehicles, as well as high-power for hybrid and electric vehicles. Key components of our electrical business include wiring harnesses, terminals and connectors, junction boxes, electronic control modules and wireless control devices. We are one of only four suppliers with complete electrical capabilities in every major automotive producing market in the world.

In recent years, we have followed a balanced strategy of investing in our business, managing risks, maintaining a strong and flexible balance sheet and returning cash to our shareholders to position Lear to deliver superior long-term shareholder value. We are focused on profitably growing and improving the competitiveness of both our seating and electrical businesses. From 2011 to 2013, we invested approximately $350 million and opened 23 new component facilities across both product segments to expand our component manufacturing capabilities in emerging markets and low-cost countries. We continue to pursue acquisitions that will complement our present product offerings, facilitate further diversification of our sales and increase our component capabilities. In seating, we acquired Guilford Performance Textiles to enhance our capabilities in seat covers. This acquisition has strengthened our customer relationships by allowing us to offer our customers unique fabric designs and custom seat covers. In electrical, we narrowed our primary focus to providing complete electrical distribution systems and related components and exited non-core product lines, such as switches, tire pressure monitoring systems and certain other electronic products. We have significant experience in designing and manufacturing highly integrated and standardized architectures that optimize size, performance and quality. These strategic actions allowed our business units to better leverage their scale and low-cost capabilities to improve overall operating efficiency and align our product offerings with the increasing customer trends toward global vehicle platforms, directed component sourcing and increased electrical content.

Since 2010, our sales have grown at an annual rate of 11% per year, which is more than twice the growth rate of global automotive industry production. Both of our business segments are outpacing the industry growth rate, reflecting the benefit of our low-cost footprint, our customers’ increasing utilization of global vehicle platforms and market share gains. We believe that the initiatives that we have implemented over the last few years will continue to add value for our stakeholders. Specific elements of our strategy to date have been:

•	Restructured manufacturing and engineering footprint to improve competitive position

•	Expanded component capabilities through organic investment and acquisitions

•	Rationalized product offerings in our electrical business and increased capabilities in electrical distribution systems

•	Returned cash to our shareholders

We have the product expertise, global reach, competitive footprint and financial flexibility to continue the profitable growth of both of our business segments. Going forward, the key elements of our strategy include:

•	Continue to deliver profitable growth, balancing risks and returns

•	Further expand our component capability in emerging and low-cost markets

•	Pursue complementary acquisitions to strengthen and grow both business segments

•	Maintain our strong balance sheet with investment grade credit metrics

•	Consistently return cash to our shareholders

We believe that it is important to have capabilities that are aligned with our major customers’ global product development strategies and to leverage our expanding design, engineering and manufacturing capabilities in low-cost regions. We are one of the few suppliers in each of our product segments that is able to provide low-cost components and serve customers with design, development, engineering, integration and production capabilities in all automotive producing regions of the world and in every major market, including North America, South America, Europe and Asia. This will support future growth, especially given the increasing customer trends toward global vehicle platforms, directed component sourcing and increased electrical content. We currently support our global operations with more than 100 manufacturing and engineering facilities located in the following low-cost countries:

Argentina	Malaysia	Russia
Brazil	Mexico	Slovak Republic
China	Moldova	South Africa
Czech Republic	Morocco	Thailand
Honduras	Philippines	Tunisia
Hungary	Poland	Turkey
India	Romania	Vietnam
Indonesia

In addition to expanding our business with existing customers in our more established markets, our expansion plans are focused primarily on emerging markets. Asia, in particular, continues to present significant growth opportunities, as major global automotive manufacturers implement production expansion plans and local automotive manufacturers aggressively expand their operations to meet expected growth in long-term demand in this region. Our expansion in Asia has been accomplished through wholly owned subsidiaries, as well as a number of joint ventures. As of December 31, 2013, we had eighteen joint ventures located throughout Asia. In addition to helping us grow our business in new markets, these joint ventures have helped us to expand our product offerings and broaden our customer base.

Key trends affecting our business include:

•	Global growth in automotive demand in all regions over the next several years, with the emerging markets growing faster than the mature markets;

•	Automotive manufacturers’ increasing utilization of global vehicle platforms and directed component sourcing;

•	Increasing demand for improved fuel efficiency, safety, connectivity, comfort and convenience in vehicles, driving increased electrical content and more complex vehicle electrical architectures; and

•	Stricter fuel economy and emission standards, which require more efficient engines, lighter weight materials and alternative energy powertrains, driving growth in high-power electrical distribution systems and lighter weight seat systems.

We believe that our broad customer base and strong financial resources will allow us to capitalize on global growth in automotive production, while our low-cost engineering and manufacturing capabilities will provide us with the ability to support our customers’ move to global vehicle platforms. We expect that our sales backlog will support future market share gains, as further described below under “— Recent Developments.” Our low-cost global footprint and engineering and component capabilities in our seating business will allow us to continue to penetrate our customers’ global vehicle platforms and participate in directed component sourcing. Our electrical business has been growing significantly faster than the overall automotive industry as we continue to benefit from content growth and gain market share. In addition, automotive industry trends for increasing electrical content and improved fuel efficiency should support continued growth in this segment.

History

Lear was founded in Detroit in 1917 as American Metal Products, a manufacturer of seating assemblies and other components for the automotive and aircraft industries, and was incorporated in Delaware in 1987. Through a management-led buyout in 1988, Lear Corporation established itself as a privately-held seat assembly operation for the North American automobile market with annual sales of approximately $900 million. We completed an initial public offering in 1994 and developed into a global supplier through organic growth and a series of acquisitions.

In 2005, we initiated a multi-year operational restructuring strategy. Since 2005, we have closed 52 manufacturing and 12 administrative facilities. Our current footprint reflects more than 80% of our component facilities and more than 90% of our related employment in 22 low-cost countries. For further information, see Item 1A, “Risk Factors,” and Note 4, “Restructuring,” to the consolidated financial statements included in this Report.

In July 2009, following a global economic downturn and associated decline in automotive production, Lear and certain of its U.S. and Canadian subsidiaries filed petitions for relief under Chapter 11 with the bankruptcy court, following a comprehensive evaluation of our strategic and financial options. In November 2009, our plan of reorganization became effective, and we emerged from Chapter 11 bankruptcy proceedings.

Recent Developments

In 2012 and 2013, global automotive industry production volumes improved significantly, up 7% in 2012 from the prior year and another 4% in 2013 to a record 82.6 million units. North American industry production increased 18% in 2012 from the prior year and another 5% in 2013 to 16.2 million units. European and African industry production remains below historical levels, declining 4% in 2012 from the prior year and increasing 1% in 2013 to 19.7 million units. Asian industry production increased 11% in 2012 from the prior year and another 5% in 2013 to 41.4 million units.

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle. Our sales are well diversified geographically, by customer and by vehicle segment. In 2013, approximately 38% of our sales were generated in Europe and Africa, 38% in North America, 18% in Asia and 6% in South America. In Asia, where we are pursuing a strategy of aggressive expansion of our sales and operations, we have more than doubled our net sales from $1.1 billion in 2008 to $2.9 billion in 2013. Ford Motor Company, General Motors Company and BMW AG are our three largest customers globally, representing 54% of our sales in 2013. In addition, Daimler AG, Fiat Chrysler Automobiles, Hyundai Motor Company, Jaguar Land Rover Automotive PLC, Peugeot S.A., Renault-Nissan Alliance and Volkswagen Group each represented 3% or more of our 2013 net sales. We supply and have expertise in all vehicle segments of the automotive market, and it is common for us to have content on multiple platforms with a single customer. Our sales content tends to be higher on those vehicle platforms and segments which offer more features and functionality. The popularity of particular vehicle platforms and segments varies over time and by regional market. We expect to continue to win new business at a greater rate than the industry overall. In both our seating and electrical businesses, our low-cost global footprint provides a competitive advantage as our customers move toward global vehicle platforms. In seating, we are a market leader in every automotive producing market in the world. Further, our global manufacturing and engineering expertise, competitive low-cost footprint, complete component capabilities, quality leadership and strong customer relationships provide us with a solid platform for future growth in this segment. In electrical, increasing demand for improved fuel efficiency, safety, connectivity, comfort and convenience and market share gains will support future sales growth. This content growth, as well as our customers’ continued emphasis on vehicle weight reduction, will require far more complex vehicle electrical architectures. Our significant experience designing and manufacturing highly integrated and standardized architectures that optimize size, performance and quality leaves us well positioned to take advantage of the growth in electrical content and the increasingly complex architectures.

Our customers typically award contracts several years before actual production is scheduled to start. Each year, the automotive manufacturers introduce new vehicles, update existing models and discontinue certain models and, recently, even complete brands. In this process, we may be selected as the supplier on a new model, we may continue as the supplier on an updated model or we may lose a new or updated model to a competitor. Our sales backlog reflects anticipated net sales from formally awarded new programs, less lost and discontinued programs. We measure our sales backlog based on contracts to be executed in the next three years. This measure excludes sales at our non-consolidated joint ventures. As of January 2014, our 2014 to 2016 sales backlog is $1.9 billion, of which $950 million relates to 2014 and $1.35 billion and $550 million relate to seating and electrical, respectively. Our current sales backlog assumes volumes based on the independent industry projections of IHS Automotive as of December 2013 and a Euro exchange rate $1.35 / Euro. This sales backlog is generally subject to a number of risks and uncertainties, including vehicle production volumes on new and replacement programs and foreign exchange rates, as well as the timing of production launches and changes in customer development plans. For additional information regarding risks that may affect our sales backlog, see Item 1A, “Risk Factors,” and Part II — Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements.”

Details on light vehicle production in certain key regions for 2013 and 2012 are provided below. Our actual results are impacted by the specific mix of products within each market, as well as other risks described in Item 1A, “Risk Factors.”

(In thousands of units)	2013 (1)	2012 (1, 2)	% Change
Europe and Africa	19,684.1	19,585.6	1%
North America	16,184.2	15,439.6	5
Asia	41,350.8	39,346.6	5
South America	4,308.0	4,033.1	7
Other	1,031.7	1,317.4	(22)

Total	82,558.8	79,722.3	4

China	19,325.9	16,905.2	14
India	3,615.1	3,753.0	(4)
Brazil	3,451.0	3,174.7	9
Russia	2,005.1	2,118.2	(5)

(1)	Production data based on IHS Automotive for vehicle weights up to 3.5 tons.
(2)	Production data for 2012 has been updated to reflect actual production levels.

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

Seating Segment

Lear is a recognized global leader in complete automotive seat systems and certain key individual component parts. The seating segment consists of the design, engineering, just-in-time assembly and delivery of complete seat systems, as well as the manufacture of all major seat components, including seat structures and mechanisms, seat covers, seat form and headrests. We produce seat systems that are fully assembled and ready for installation in automobiles and light trucks. Seat systems are generally designed and engineered for specific vehicle models or platforms. We develop seat systems and components for all vehicle segments from compact cars to full-size sport utility vehicles. We are the world leader in luxury and performance automotive seating, providing craftsmanship, elegance in design, use of innovative materials and industry-leading technology required by the premium automakers, including Alfa Romeo Automobiles S.p.A., Audi AG, Automobili Lamborghini S.p.A., BMW, Cadillac, Ferrari S.p.A., Jaguar Land Rover, Lincoln, Maserati, Mercedes-Benz and Porsche AG.

We also produce components that comprise the seat assemblies, such as seat structures and mechanisms, seat trim covers, headrests and seat foam. We have been pursuing a selective vertical integration strategy to enhance growth, improve quality, increase profitability and defend our current market position in just-in-time (“JIT”) seat assembly. In this regard, we have expanded our seat cover operations, including precision cutting, assembly, sewing and lamination of seat fabric, in low-cost markets, entered the fabric business (through our acquisitions of New Trend™ and Guilford Performance Textiles), developed leather finishing and marketing capability (through the introduction of AventinoR premium leather), expanded our precision engineered seat mechanism expertise and increased our foam capability through global expansion.

Our product strategy is to develop standardized seat structures and mechanisms that can be adapted to multiple segments to minimize investment costs. By incorporating these key components into our fully assembled seat systems, we are able to provide a higher quality product at a lower total cost.

As a result of our innovative product design and technology capabilities, we are a leader in the design of seats with enhanced safety and convenience features. We have developed products and materials to reduce cost and weight, improve product comfort, customization and styling, enhance safety and increase the usage of environmentally friendly materials. Our mini recliners and micro adjust tracks are lightweight seat mechanisms, which provide precision movement. Our Lear Crafted Comfort ConnectTM and Advanced Comfort SystemsTM are adjustable cushions, seat backs and side bolsters, which support correct posture and provide improved comfort and appearance. Our AventinoR leather and Guilford TeXstyleTM fabrics provide premium leather perforated for seat ventilation and customizable fabric engineered to improve the vehicle experience and durability. Our head restraints provide improved comfort and safety with adjustability. Our Dynamic Environmental Comfort SystemsTM offer weight reductions of 30% – 40%, as compared to current foam seat designs, and utilize environmentally friendly materials, which reduce carbon dioxide emissions. Our SoyFoamTM seats, which are used by multiple global customers, are up to 24% renewable, as compared to non-renewable, petroleum-based foam seats.

Superior quality and customer service continue to be areas of competitive advantage for our seating business. Lear presently ranks as the highest quality major independent seat manufacturer in the 2013 J.D. Power and Associates Seat Quality and Satisfaction StudySM and has held that distinction for twelve out of the last thirteen years.

Our seat assembly facilities use lean manufacturing techniques, and our finished products are delivered to the automotive manufacturers on a JIT basis, matching our customers’ exact build specifications for a particular day and shift, thereby reducing inventory levels. These facilities are typically located adjacent to or near our customers’ manufacturing and assembly sites. Our seat components, including recliner mechanisms, seat tracks and seat trim covers, are manufactured in batches, typically utilizing facilities in low-cost regions. The principal raw materials used in our seat systems, including steel, foam chemicals, leather hides and yarn are generally available and obtained from multiple suppliers under various types of supply agreements. Fabric, foam, seat structures and mechanisms and certain other components are either manufactured by us internally or purchased from multiple suppliers under various types of supply agreements. The majority of the steel used in our products is comprised of fabricated components that are integrated into a seat system, such as seat frames, recliner mechanisms, seat tracks and other mechanical components. Therefore, our exposure to changes in steel prices is primarily indirect, through these purchased components. We utilize a combination of short-term and long-term supply contracts to purchase key components. We generally retain the right to terminate these agreements if our supplier does not remain competitive in terms of cost, quality, delivery, technology or customer support.

Financial Summary

A summary of revenues from external customers and other financial information for our seating segment is shown below. For additional information regarding the operating results of our seating segment, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.” For additional information regarding Lear’s total sales and long-lived assets by geographic area, as well as customer concentrations, see Note 12, “Segment Reporting,” to the consolidated financial statements included in this Report. The top five customers of this segment are: General Motors, Ford, BMW, Volkswagen and Fiat Chrysler.

(In millions)	2013	2012	2011
Revenues from external customers	$12,018.1	$11,029.6	$10,943.0
Segment earnings (1)	576.9	661.7	703.7
Depreciation and amortization	181.3	152.6	146.5
Capital expenditures	288.5	290.7	184.0
Total assets	4,640.0	4,341.9	3,697.9

(1)	As discussed in Note 2, “Summary of Significant Accounting Policies — Segment Reporting,” segment earnings represents pretax income before equity in net income of affiliates, interest expense and other expense.

Competition

We are one of only two primary independent suppliers with global scale and the capability to design, develop, manufacture and deliver complete seat systems and components in every major automotive producing market in the world. Based on independent market studies and management estimates, we believe that we hold a #2 position globally on the basis of revenue with strong positions in all major markets. We estimate the global seat systems market at more than $55 billion in 2013. We believe that we are also among the leading suppliers of various components produced for complete seat systems.

Our primary independent competitor in this segment globally is Johnson Controls, Inc. Other competitors in this segment include Faurecia S.A., Toyota Boshoku Corporation, TS Tech Co., Ltd. and Magna International Inc., which have varying market presence depending on the region, country or automotive manufacturer. Peugeot S.A., Toyota Motor Corporation and Honda Motor Co. Ltd. hold equity ownership positions in Faurecia S.A., Toyota Boshoku Corporation and TS Tech Co., Ltd., respectively. Other automotive manufacturers maintain a presence in the seat systems market through wholly owned subsidiaries or in-house operations. In seat components, we compete with the seat systems suppliers identified above, as well as certain suppliers that specialize in particular components.

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

In addition, we incorporate many convenience, comfort and safety features into our designs, including advanced whiplash prevention concepts, integrated restraint seat systems and side impact airbags. We also invest in our computer-aided engineering design and computer-aided manufacturing systems. Recent enhancements to these systems include advanced acoustic analysis capabilities and the enhancement of our research and design website, which is used for global customer telecommunications, technology communications, collaboration and the direct exchange of digital information.

For additional factors that may impact our seating segment’s business, financial condition, operating results and/or cash flows, see Item 1A, “Risk Factors.”

Electrical Segment

The electrical segment consists of the design, manufacture, assembly and supply of electrical distribution systems and components for traditional powertrain vehicles, as well as for hybrid and electric vehicles. The increasing consumer demand for additional features and functionality and the need for improved fuel efficiency are driving an increase in vehicle electrical content. We expect these trends to continue as demand for vehicle connectivity increases.

As the number of electrical features and electronically controlled functions on a vehicle increases, the complexity and need to improve the efficiency of the vehicle’s electrical architecture also increase. We are able to provide our customers with design and engineering solutions involving manufactured systems, modules and components that optimally integrate a vehicle’s entire electrical distribution system, consisting of wiring, terminals and connectors, junction boxes and electronic modules. This integration can reduce the overall system cost and weight by reducing the number of wires, terminals and connectors and modules normally required to manage electrical power and signal distribution within a vehicle. For example, our Solid State Smart Junction BoxTM enables increased functionality, while delivering up to a 70% reduction in packaging size and weight and up to a 35% reduction in wire gauge due to increased circuit protection reliability. To achieve these results, our Solid State Junction BoxTM integrates advancements in terminal and connector technology, junction box and electronic control module capability and complete electrical distribution system expertise.

We have focused and aligned our product offerings to provide the complete electrical distribution system of the vehicle. Our electrical product offering spans four product areas: wire harnesses, terminals and connectors, junction boxes and electronic control modules and advanced efficiency systems. We have substantially exited non-core product lines, such as switches, tire pressure monitoring systems and certain other electronic products.

Electrical distribution systems are networks of wiring and associated control devices that route electrical signals and manage electrical power within a vehicle. Electrical distribution systems are comprised primarily of wire harness assemblies and terminals and connectors that connect various control modules, junction boxes and electrically powered features within the vehicle. Wire harness assemblies are a collection of wiring and terminals and connectors that link all of the various electrical and electronic devices within the vehicle to each other and/or to a power source. Junction boxes are centrally located modules within the vehicle that contain fuses and/or relays for circuit and device protection and serve as a connection point for multiple wire harnesses.

Wire harness assemblies are a collection of individual circuits fabricated from raw and insulated wire, which is automatically cut to length and terminated during the manufacturing process. Individual circuits are assembled together on a jig or table, inserted into connectors and wrapped or taped to form wire harness assemblies. The assembly process is labor intensive, and as a result, production is generally performed in low-cost labor sites in Mexico, Honduras, Eastern Europe, Africa, China, the Philippines, Brazil and Thailand. Terminals and connectors are currently manufactured in Germany, China, Eastern Europe and the United States. Substantially all of the materials that we use to manufacture wire harness assemblies are purchased from suppliers, with the exception of certain terminals and connectors and heavy-trace printed circuit boards that are produced internally. The majority of our copper purchases are comprised of extruded wire that is integrated into electrical wire harnesses and are generally subject to price index agreements with our customers. Certain materials, particularly certain specialized electronic components, are available from a limited number of suppliers.

We also manufacture junction boxes and electronic control modules, which are connected to the wire harness assemblies. Junction boxes are manufactured in Mexico, Northern Africa, Europe, China and the Philippines with a proprietary, capital-intensive assembly process using printed circuit boards, a portion of which are purchased from third-party suppliers. Proprietary features have been developed to improve the function of these junction boxes in harsh environments, including high temperatures and humidity. Electronic control modules control various electronic functions within the vehicle. These modules either consolidate multiple functions into a single module or focus on a specific function, such as the door zone control module, which controls features such as window lift, door lock and power mirrors. We assemble these modules using high-speed surface mount placement equipment in Mexico, China, the Philippines, Morocco, Spain and Germany.

As electronic control modules are increasingly centralized and integrated, we have developed “smart junction boxes,” which are junction boxes augmented with integrated electronic functionality that otherwise would be contained in other body control modules. The integration of functionality in our smart junction boxes eliminates interconnections, increases overall system reliability and can reduce the number of electronic modules within the vehicle. This can lead to reduced weight, cost and complexity.

We also manage electronic signals through our wireless products, which send and receive signals using radio frequency technology. Our wireless systems include passive entry systems, remote keyless entry and dual range/dual function remote keyless entry systems. Passive entry systems allow the vehicle operator to unlock the door without using a key or physically activating a remote keyless fob. Dual range/dual function remote keyless entry systems allow a single transmitter to perform multiple functions. We have also recently launched 2-way remote keyless entry systems that enable the vehicle to provide information to the user, such as verification that the doors have locked or that the engine has started, as well as other operational information.

Our product offerings also include lighting control modules, which provide the electronic control logic and diagnostics for increasingly advanced and complex vehicle lighting systems. We supply LED lighting control systems for vehicle interiors and exteriors. The audio segment includes amplifiers and complete vehicle sound system development capability.

The complexity of traditional electrical distribution systems is also being affected by the emergence and continued development of alternative energy powertrains, including electric, hybrid electric and other technologies, which is driving growth in high-power electrical systems and components. Hybrid and electric vehicles offer a significant content opportunity with the potential to more than double the electrical content per vehicle. For example, stricter fuel economy and emission standards are driving demand for increased signal management in both traditional combustion engines and alternative energy powertrains.

Our Advanced Efficiency Systems Global Center of Excellence, in Southfield, Michigan, supports growth opportunities globally in the hybrid and electric vehicle market and is dedicated to the development of high-power and hybrid electrical systems and components, including wiring, terminals and connectors and power electronics. A high power application center with full development capabilities is also located in Valls, Spain. We are supplying, or will supply, high voltage wire harnesses, battery monitoring systems, high voltage terminals and connectors, battery chargers, DC/DC converters and traction inverters for new models from Daimler, Renault-Nissan, General Motors (including the Chevrolet Volt and Cadillac ELR extended range electric vehicles), BMW, Jaguar Land Rover and Fiat Chrysler. We believe that our expertise in high power electrical distribution systems will provide additional growth opportunities going forward.

Financial Summary

A summary of revenues from external customers and other financial information for our electrical segment is shown below. For additional information regarding the operating results of our electrical segment, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.” For additional information regarding Lear’s total sales and long-lived assets by geographic area, as well as customer concentrations, see Note 12, “Segment Reporting,” to the consolidated financial statements included in this Report. The top five customers of this segment are: Ford, General Motors, Jaguar Land Rover, BMW and Renault-Nissan.

(In millions)	2013	2012	2011
Revenues from external customers	$4,215.9	$3,537.4	$3,213.5
Segment earnings (1)	414.3	254.9	185.1
Depreciation and amortization	96.4	78.4	92.3
Capital expenditures	163.4	158.1	139.4
Total assets	1,658.3	1,432.2	1,255.0

(1)	As discussed in Note 2, “Summary of Significant Accounting Policies — Segment Reporting,” segment earnings represents pretax income before equity in net income of affiliates, interest expense and other expense.

Competition

We estimate the global target market for our electrical business to be approximately $65 billion. We are one of only four suppliers with complete electrical distribution and manufacturing capabilities for both traditional and high-power systems and related electronic components in every major automotive producing market in the world. Our major competitors in this segment include Delphi Automotive PLC, Sumitomo Corporation and Yazaki Corporation.

Technology

The electrical segment is technology driven and typically requires higher investment as a percentage of sales than our seating segment. Electrical technology spans each of our four product areas: wire harnesses, terminals and connectors, junction boxes and electronic control modules and advanced efficiency systems. We are able to supply complete electrical distribution systems across our entire product offering by leveraging the expertise in each of these four product areas. Our complete electrical distribution system design capabilities, coupled with certain market-leading component technologies, allow access to our customers’ development teams, which provides an early indication of our customers’ product needs and enables us to develop system design efficiencies. Our expertise is developed and delivered by over 1,900 engineers across fourteen countries and is led by four global technology centers of excellence in China, Germany, Spain and the United States for each of our major product lines in this segment, which are described below.

•	Wire harnesses – In addition to industry leading capability in the delivery of wire harnesses, our technology includes expertise in the design and use of alternative conductor materials, such as copper clad steel, copper clad aluminum and other hybrid alloys. Alternative conductor materials enable the use of ultra small gauge conductors, which reduce the weight and packaging size of electrical distribution systems. Reductions in weight and size support our customers’ efforts to reduce the overall weight of the vehicle in order to meet fuel efficiency standards. Our expertise in terminals and connectors technology facilitates our ability to implement these ultra small gauge conductors.

•	Terminals and connectors – We provide a broad set of terminals and connectors to the market and are developing advanced capabilities in aluminum terminals and aluminum wire termination, ultra small gauge termination and high voltage terminals and connectors. Our high voltage terminals and connectors are a part of our advanced efficiency systems capabilities, and here, we have established a leading capability in power density (power per packaging size).

Our expertise in terminals and connectors has also directly contributed to our smart junction box technology, specifically the development of surface mount connectors that reduce package size and weight through integrated thermal management.

•	Junction boxes and electronic control modules – We are a leader in smart junction boxes, and in 2012, we received an Automotive News PACE Award for our Solid State Smart Junction BoxTM, recognizing our industry leading technology in this critical component. We continue to refine our solid state smart junction box technology, which reduces size and weight, enables wire gauge reduction and eliminates fuses by using resettable smart drivers. To further reduce weight and copper usage, we are also developing aluminum printed circuit boards. Importantly, this technology also enables the integration of additional feature content into the smart junction box, providing the potential for a sizable cost reduction for the electrical system.

Our wireless capability includes expertise in the development of radio frequency systems. We offer world class, industry leading wireless products and are developing higher frequency passive entry systems for improved security and 2-way remote keyless entry systems that enable the vehicle to provide feedback to the consumer, such as verification that the doors have locked or that the engine has started.

Our LED lighting control expertise includes interior and exterior applications. We are developing advanced technology in this area, including a Matrix LED Control System capable of individually dimming and switching on/off up to 100 LEDs. This system will enable steerable light beams and other advanced lighting features and can be paired with driver assistance system sensors to enable other enhancements, such as automatic high beam management and obstacle highlighting.

Additionally, we have developed a number of innovative products and features focused on increasing value to our customers, such as interior function control and premium audio amplifiers.

•	Advanced efficiency systems – Increased vehicle efficiency trends and the hybrid and electric vehicle market represent a significant opportunity for the advancement in emerging technology for electrical distribution systems and components. We offer a product portfolio of stand-alone and fully integrated solutions for our customers’ existing and future hybrid and electric vehicles. Our systems and components have achieved industry leading efficiency, packaging and reliability. We have over 500 patents and patents pending in our high-power product segment, and our product portfolio includes the following:

•	High-power charging systems for electric and hybrid vehicles, comprised of on-board chargers, a family of charge cord sets and charge receptacles. We are now developing advanced wireless charging systems.

•	High-power distribution systems including high voltage wire harnesses found throughout the vehicle and battery pack, high-power terminals and connectors (designed to carry high amounts of electric current, to be packaged tightly and to provide proper sealing, high-use reliability and ease of use for the consumer) and battery disconnect units, as well as manual service disconnects.

•	Energy management systems including battery monitoring systems, DC/DC converters, traction inverters and our patented integrated power module, which integrates the functionality of charging and energy management for an efficient solution for hybrid and electric vehicles.

For additional factors that may impact our electrical segment’s business, financial condition, operating results and/or cash flows, see Item 1A, “Risk Factors.”

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

Customers

We serve the worldwide automotive and light truck market, which produced approximately 82.6 million vehicles in 2013. We have automotive content on over 300 vehicle nameplates worldwide and serve all of the world’s major automotive manufacturers.

In 2013, Ford and General Motors, two of the largest automotive and light truck manufacturers in the world, each accounted for 22% of our net sales. In addition, BMW accounted for approximately 10% of our net sales. We supply and have expertise in all vehicle segments of the automotive market, and it is common to have content on multiple platforms with a single customer. For further information related to our customers and domestic and foreign sales and operations, see Note 12, “Segment Reporting,” to the consolidated financial statements included in this Report.

We receive purchase orders from our customers that generally provide for the supply of a customer’s annual requirements for a particular vehicle model and assembly plant, or in some cases, for the supply of a customer’s requirements for the life of a particular vehicle model, rather than for the purchase of a specified quantity of products. Although most purchase orders may be terminated by our customers at any time, such terminations have been minimal and have not had a material impact on our operating results. We are subject to risks that an automotive manufacturer will produce fewer units of a vehicle model than anticipated or that an automotive manufacturer will not award us a replacement program following the life of a vehicle model. To reduce our reliance on any one vehicle model, we produce automotive systems and components for a broad cross-section of both new and established models. However, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating performance. Our net sales for the year ended December 31, 2013, were comprised of 59% cars and 41% light trucks and consisted of 17% compact, 46% mid-size, 21% full-size/luxury and 16% full frame.

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

Our agreements with our major customers generally provide for an annual productivity price reduction. Historically, cost reductions through product design changes, increased manufacturing productivity and similar programs with our suppliers have generally offset these customer-imposed price reduction requirements. However, raw material, energy and commodity costs can be volatile. Although we have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. In addition, we are exposed to increasing market risk associated with fluctuations in foreign exchange as a result of our low-cost footprint and vertical integration strategies. We use derivative financial instruments to reduce our exposure to fluctuations in foreign exchange rates. For additional information regarding our foreign exchange and commodity price risk, see Part II — Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition — Foreign Exchange” and “— Commodity Prices.”

Employees

As of December 31, 2013 and 2012, our employment levels worldwide were approximately as follows:

Region	2013	2012
United States and Canada	9,200	8,700
Mexico	39,700	37,600
Central and South America	13,000	13,300
Europe and Africa	39,600	35,400
Asia	20,800	18,400

Total	122,300	113,400

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

We have numerous registered trademarks in the United States and in many foreign countries. The most important of these marks include “LEAR CORPORATION” (including a stylized version thereof) and “LEAR.” These marks are widely used in connection with our product lines and services. Advance Relentlessly, AventinoR leather, Guilford TeXstyle TM fabrics, ProTec R or ProTec R PLUS active head restraints and STRUCSURE TM systems are some of the trademarks and service marks used in connection with certain of our product lines and services.

We will continue to dedicate resources to engineering and development. Engineering and development costs incurred in connection with the development of new products and manufacturing methods within one year of launch, to the extent not recoverable from our customers, are charged to cost of sales as incurred. Such costs are charged to selling, general and administrative expenses when incurred more than one year prior to launch. Engineering and development costs charged to selling, general and administrative expenses totaled approximately $108 million, $104 million and $111 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Environmental Matters

We are subject to local, state, federal and foreign laws, regulations and ordinances which govern activities or operations that may have adverse environmental effects and which impose liability for clean-up costs resulting from past spills, disposals or other releases of hazardous wastes and environmental compliance. For a description of our outstanding environmental matters and other legal proceedings, see Note 11, “Commitments and Contingencies,” to the consolidated financial statements included in this Report.

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

As of December 31, 2013, we had 28 operating joint ventures located in ten countries. Of these joint ventures, eleven are consolidated and seventeen are accounted for using the equity method of accounting. Eighteen of the joint ventures operate in Asia, eight operate in North America (including two that are dedicated to serving Asian automotive manufacturers) and two operate in Europe (including one that is dedicated to serving Asian automotive manufacturers). Net sales of our consolidated joint ventures accounted for approximately 11% of our net sales in 2013. As of December 31, 2013, our investments in non-consolidated joint ventures totaled $172 million.

A summary of our non-consolidated operating joint ventures, including ownership percentages, is shown below. For further information related to our joint ventures, see Note 5, “Investments in Affiliates and Other Related Party Transactions,” to the consolidated financial statements included in this Report.

Country	Name	Ownership Percentage
China	Shanghai Lear STEC Automotive Parts Co., Ltd.	55%
China	Beijing BAI Lear Automotive Systems Co., Ltd.	50
China	Beijing Lear Automotive Electronics and Electrical Products Co., Ltd.	50
China	Jiangxi Jiangling Lear Interior Systems Co., Ltd.	50
China	Lear Dongfeng Automotive Seating Co., Ltd.	50
China	Changchun Lear FAWSN Automotive Electrical and Electronics Co., Ltd.	49
China	Changchun Lear FAWSN Automotive Seat Systems Co., Ltd.	49
China	Beijing Lear Dymos Automotive Systems Co., Ltd.	40
Honduras	Honduras Electrical Distribution Systems S. de R.L. de C.V.	49
India	Dymos Lear Automotive India Private Limited	35
Korea	Dong Kwang Lear Yuhan Hoesa	50
Spain	Industrias Cousin Freres, S.L.	50
United States	Kyungshin-Lear Sales and Engineering LLC	49
United States	Tacle Seating USA, LLC	49
United States	RevoLaze, LLC	20
United States	eLumigen, LLC	15
United States	HB Polymer Company, LLC	10

ITEM 1A – RISK FACTORS

Our business, financial condition, operating results and cash flows may be impacted by a number of factors. In addition to the factors affecting our business identified elsewhere in this Report, the most significant factors affecting our operations include the following:

•	Our industry is cyclical and a decline in the production levels of our major customers, particularly with respect to models for which we are a significant supplier, could adversely affect our financial performance.

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle. The automotive industry is cyclical and sensitive to general economic conditions, including the global credit markets, interest rates, consumer credit and consumer spending and preferences. Automotive sales and production can also be affected by the age of the vehicle fleet and related scrappage rates, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, the availability and cost of credit, the availability of critical components needed to complete the production of vehicles, restructuring actions of our customers and suppliers, facility closures, increased competition, changing consumer attitudes toward vehicle ownership and usage and other factors.

Our ability to reduce the risks inherent in certain concentrations of business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall. While we are pursuing a strategy of aggressively expanding our sales and operations in Asia, no assurances can be given as to how successful we will be in doing so. As a result, an economic downturn or other adverse industry conditions that result in a decline in the production levels of our major customers, particularly with respect to models for which we are a significant supplier, could reduce our sales and thereby adversely affect our financial condition, operating results and cash flows.

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

Raw material, energy and commodity costs can be volatile. Although we have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control. If the costs of raw materials, energy, commodities and product components increase or the availability thereof is restricted, it could adversely affect our financial condition, operating results and cash flows.

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

As a result of our global presence, a significant portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. We have substantial manufacturing and distribution facilities in many foreign countries, including Mexico and countries in Africa, Asia, Central and South America and Europe. International operations are subject to certain risks inherent in doing business abroad, including:

•	exposure to local economic conditions;

•	political, economic and civil instability and uncertainty (including acts of terrorism, civil unrest, drug-cartel related and other forms of violence and outbreaks of war);

•	labor unrest;

•	expropriation and nationalization;

•	currency exchange rate fluctuations and currency controls;

•	withholding and other taxes on remittances and other payments by subsidiaries;

•	investment restrictions or requirements;

•	repatriation restrictions or requirements;

•	export and import restrictions and increases in duties and tariffs;

•	increases in working capital requirements related to long supply chains; and

•	global sovereign fiscal matters and creditworthiness, including potential defaults and the related impacts on economic activity, including the possible effects on credit markets, currency values, monetary unions, international treaties and fiscal policies.

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

A substantial number of our employees and the employees of our largest customers and suppliers are members of industrial trade unions and are employed under the terms of various labor agreements. We have labor agreements covering approximately 61,000 employees globally. In the United States and Canada, each of our unionized facilities has a separate collective bargaining agreement with the union that represents the workers at such facility, with each such agreement having an expiration date that is independent of the other agreements. Labor agreements covering approximately 87% of our unionized work force, including approximately 28% of our unionized workforce in the United States and Canada, are scheduled to expire during 2014. A labor dispute involving us, any of our customers or suppliers or any other suppliers to our customers or that otherwise affects our operations, or the inability by us, any of our customers or suppliers or any other suppliers to our customers to negotiate, upon the expiration of a labor agreement, an extension of such agreement or a new agreement on satisfactory terms could adversely affect our financial condition, operating results and cash flows.

•	Our existing indebtedness and the inability to access capital markets could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance.

As of December 31, 2013, we had approximately $1.1 billion of outstanding indebtedness, as well as $1.0 billion available for borrowing under our revolving credit facility. The debt instruments governing our indebtedness contain covenants that may restrict our business activities or our ability to execute our strategic objectives, and our failure to comply with these covenants could result in a default under our indebtedness. We also lease certain buildings and equipment under non-cancelable lease agreements with terms exceeding one year, which are accounted for as operating leases. Additionally, any downgrade in the ratings that rating agencies assign to us and our debt may ultimately impact our access to capital markets. Our inability to generate sufficient cash flow to satisfy our debt and lease obligations, to refinance our debt obligations or to access capital markets on commercially reasonable terms could adversely affect our financial condition, operating results and cash flows.

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

We regularly monitor our goodwill and long-lived assets for impairment indicators. In conducting our goodwill impairment testing, we may first perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If not, no further goodwill impairment testing is required. If it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or if we elect not to perform a qualitative assessment of a reporting unit, we then compare the fair value of the reporting unit to the related net book value. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. In conducting our impairment analysis of long-lived assets, we compare the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. Changes in economic or operating conditions impacting our estimates and assumptions could result in the impairment of our goodwill or long-lived assets. In the event that we determine that our goodwill or long-lived assets are impaired, we may be required to record a significant charge to earnings that could adversely affect our financial condition and operating results.

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

We rely on the accuracy, capacity and security of our information technology systems. Despite the security measures that we have implemented, our systems could be breached or damaged by computer viruses, natural or man-made incidents or disasters or unauthorized physical or electronic access. A breach could result in business disruption, theft of our intellectual property, trade secrets or customer information and unauthorized access to personnel information. To the extent that our business is interrupted or data is lost, destroyed or inappropriately used or disclosed, such disruptions could adversely affect our competitive position, relationships with our customers, financial condition, operating results and cash flows. In addition, we may be required to incur significant costs to protect against the damage caused by these disruptions or security breaches in the future.

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

•	New regulations related to conflict minerals could adversely impact our business.

In August 2012, the Securities and Exchange Commission adopted new regulations related to “conflict minerals,” which may complicate our supply chain. These regulations require annual reporting and disclosures for those companies who use conflict minerals mined from the Democratic Republic of Congo and adjoining countries in their products. Initial due diligence efforts were required in 2013, and initial disclosure requirements begin in May 2014. Complying with these requirements could require us to incur significant expenses, including to ascertain the sources of conflict minerals in our products and to modify our processes and products, if required. As such, these requirements could adversely affect the sourcing, supply and pricing of materials in our products.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

As of December 31, 2013, our operations were conducted through 226 facilities, some of which are used for multiple purposes, including 88 just-in-time manufacturing facilities, 103 dedicated component manufacturing facilities, 6 sequencing and distribution sites, 23 administrative/technical support facilities and 6 advanced technology centers, in 36 countries. Our corporate headquarters is located in Southfield, Michigan.

Of our 226 total facilities, which include facilities owned or leased by our consolidated subsidiaries, 94 are owned and 132 are leased with expiration dates ranging from 2014 through 2053. We believe that substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our current and expected manufacturing and distribution needs. See Part II — Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition.”

SEATING
Argentina	Czech Republic	India	Mexico (continued)	Slovak Republic	United States
Escobar, BA	Kolin	Chakan	Panzacola, TL	Presov	Arlington, TX
Ferreyra, CBA	Stribro	Chennai	Piedras Negras, CO	Senec	Brownstown Township, MI
Belgium	France	Halol	Ramos Arizpe, CO	South Africa
Genk	Cergy	Nasik	Saltillo, CO	East London	Columbia City, IN
Brazil	Feignies	Pune	San Felipe, GU	Port Elizabeth	Detroit, MI
Betim	Guipry	Italy	San Luis Potosi, SL	Rosslyn	Duncan, SC
Caçapava	Troisvilles	Caivano, NA	Silao, GO	South Korea	Farwell, MI
Camaçari	Germany	Cassino, FR	Toluca, MX	Gyeongju	Hammond, IN
Gravatai	Besigheim	Grugliasco, TO	Villa Ahumada, CH	Spain	Hebron, OH
Canada	Boeblingen	Melfi, PZ	Moldova	Barcelona	Highland Park, MI
Ajax, ON	Bremen	Pozzo d’Adda, MI	Ungheni	Epila	Louisville, KY
Kitchener, ON	Eisenach	Malaysia	Morocco	Valdemoro	Kenansville, NC
Whitby, ON	Ginsheim-Gustavsburg	Behrang Stesen	Tangier	Thailand	Mason, MI
China	Osnabrück	Klang	Poland	Bangkok	Montgomery, AL
Changchun	Rietberg	Mexico	Legnica	Mueang Nakhon Ratchasima	Morristown, TN
Changshu	Sindelfingen	Aguascalientes, AG	Jaroslaw		Pine Grove, PA
Chongqing	Wackersdorf	Cuautlancingo, PU	Tychy	Rayong	Rochester Hills, MI
Liuzhou	Hungary	Hermosillo, SO	Romania	Samuprakarn	Roscommon, MI
Nanjing	Györ	Juarez, CH	Iasi	Turkey	Selma, AL
Rui’an	Mór	Mexico City, DF	Russia	Gemlik	Tuscaloosa, AL
Shanghai	Indonesia	Monclova, CO	Kaluga	United Kingdom	Wentzville, MO
Shenyang	Cikarang	Nuevo Casas Grandes, CH	Nizhny Novgorod	Alfreton	Vietnam
Wuhan			St. Petersburg	Coventry	Hai Phong City
Wuhu				Redditch
Sunderland

ELECTRICAL
Argentina	Czech Republic	Honduras	Morocco	Romania	Thailand
Pacheco, BA	Vyskov	Naco	Kenitra	Campulung	Kabin Buri
Brazil	France	Hungary	Salé Al-Jadida	Pitesti	Tunisia
Navegantes	Hordain	Gödöllö	Tangier	Russia	Bir El Bey
China	Sandouville	Gyöngyös	Philippines	Volokolamsk	United States
Chongqing	Germany	India	LapuLapu City	South Africa	Plymouth, IN
Nanjing	Bersenbrueck	Pune	Poland	Port Elizabeth	Taylor, MI
Wuhan	Kronach	Mexico	Mielec	Spain	Traverse City, MI
Yangzhou	Saarlouis	Apodaca, NL		Almussafes
	Wismar	Chihuahua, CH		Valls
Juarez, CH

ADMINISTRATIVE/TECHNICAL
Australia	France	Germany (continued)	Japan	Philippines	Sweden
Flemington	Vélizy-Villacoublay	Schwaig - Oberding	Hiroshima	LapuLapu City	Gothenburg
Brazil	Germany	Wolfsburg	Kariya	Russia	United Kingdom
São Paulo	Boeblingen	India	Yokohama	Tolyatti	Coventry
China	Cologne	Pune	Mexico	Singapore	United States
Shanghai	Ginsheim - Gustavsburg	Italy	Mexico City	South Korea	El Paso, TX
Czech Republic		Grugliasco, TO	Netherlands	Seoul	Southfield, MI
Brno	Remscheid		Hilversum	Spain	Wilmington, NC
Pilsen				Valls

ITEM 3 – LEGAL PROCEEDINGS

Legal and Environmental Matters

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial or contractual disputes, product liability claims and environmental and other matters. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors.” For a description of our outstanding material legal proceedings, see Note 11, “Commitments and Contingencies,” to the consolidated financial statements included in this Report.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

SUPPLEMENTARY ITEM – EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names, ages and positions of our executive officers. Executive officers are appointed annually by our Board of Directors and serve at the pleasure of our Board.

Name	Age	Position
Shari L. Burgess	55	Vice President, Treasurer and Chief Diversity Officer
Thomas A. DiDonato	55	Senior Vice President, Human Resources
Wendy L. Foss	56	Vice President, Corporate Controller and Chief Accounting Officer
Jay K. Kunkel	54	President, Asia-Pacific Operations
Terrence B. Larkin	59	Executive Vice President, Business Development, General Counsel and Corporate Secretary
Frank C. Orsini	41	Senior Vice President and President, Electrical
Raymond E. Scott	48	Executive Vice President and President, Seating
Matthew J. Simoncini	53	President and Chief Executive Officer
Melvin L. Stephens	58	Senior Vice President, Communications, Facilities and Investor Relations
Jeffrey H. Vanneste	54	Senior Vice President and Chief Financial Officer

Set forth below is a description of the business experience of each of our executive officers.

Shari L. Burgess	Ms. Burgess is the Company’s Vice President, Treasurer and Chief Diversity Officer, a position she has held since January 2014. Previously, Ms. Burgess served as the Company’s Vice President and Treasurer since August 2002 and in various financial roles since joining the Company in 1992. Prior to joining the Company, Ms. Burgess served as the corporate controller for Victor International Corporation and as an audit manager for Ernst & Young LLP.

Thomas A. DiDonato	Mr. DiDonato is the Company’s Senior Vice President, Human Resources, a position he has held since April 2012. Prior to joining the Company, Mr. DiDonato served as Executive Vice President, Human Resources for American Eagle Outfitters, Inc. since 2005, Chief People Officer for H.J. Heinz since 2004 and Senior Vice President, Human Resources for Heinz North America since 2001. Earlier experiences include directing human resources for a $14 billion division of Merck & Co. and heading worldwide staffing for Pepsico. Mr. DiDonato began his career with a General Foods Corporation brand and moved up to manage the personnel at its largest manufacturing facility.

Wendy L. Foss	Ms. Foss is the Company’s Vice President, Corporate Controller and Chief Accounting Officer, a position she has held since September 2011. Ms. Foss previously served as the Company’s Vice President and Corporate Controller since November 2007, Vice President and Chief Compliance Officer from January 2007 until February 2009, Vice President, Audit Services since September 2007, Vice President, Finance and Administration and Corporate Secretary since May 2007, Vice President, Finance and Administration and Deputy Corporate Secretary since September 2006, Vice President, Accounting since July 2006, Assistant Controller since June 2003 and prior to 2003, in financial management positions for the Company and UT Automotive, Inc. and as an audit manager for Coopers & Lybrand.

Jay K. Kunkel	Mr. Kunkel is the Company’s President, Asia-Pacific Operations, a position he has held since June 2013. Prior to joining the Company, Mr. Kunkel served as President Asia and as a Member of the Automotive Management Board for Continental A.G. since December 2007 and initially joined Continental A.G. in February 2005. Prior to joining Continental A.G., Mr. Kunkel served as a Director for SRP International Group Ltd. and held various positions of increasing responsibility at PricewaterhouseCoopers, Visteon, Mitsubishi and Chrysler.

Terrence B. Larkin	Mr. Larkin is the Company’s Executive Vice President, Business Development, General Counsel and Corporate Secretary, a position he has held since November 2011. Mr. Larkin previously served as the Company’s Senior Vice President, General Counsel and Corporate Secretary since January 2008. Prior to joining the Company, Mr. Larkin was a partner since 1986 of Bodman PLC, a Detroit-based law firm. Mr. Larkin served on the executive committee of Bodman PLC and was the chairman of its business law practice group. Mr. Larkin’s practice was focused on general corporate, commercial transactions and mergers and acquisitions.

Frank C. Orsini	Mr. Orsini is the Company’s Senior Vice President and President, Electrical, a position he has held since September 2012. Mr. Orsini most recently served as the Company’s Vice President and Interim President, Electrical since October 2011. Previously, he served as the Company’s Vice President, Operations, Electrical since 2009, Vice President, Sales, Program Management & Manufacturing, Electrical since 2008, Vice President, North America Seating Operations since 2005 and in various other management positions for the Company since 1994.

Raymond E. Scott	Mr. Scott is the Company’s Executive Vice President and President, Seating, a position he has held since November 2011. Mr. Scott most recently served as the Company’s Senior Vice President and President, Electrical since February 2008. Previously, he served as the Company’s Senior Vice President and President, North American Seat Systems Group since August 2006, Senior Vice President and President, North American Customer Group since June 2005, President, European Customer Focused Division since June 2004 and President, General Motors Division since November 2000.

Matthew J. Simoncini	Mr. Simoncini is the Company’s President and Chief Executive Officer, a position he has held since September 2011. Mr. Simoncini most recently served as the Company’s Senior Vice President and Chief Financial Officer since 2007. Previously, he served as the Company’s Senior Vice President, Finance and Chief Accounting Officer since August 2006, Vice President, Global Finance since February 2006, Vice President of Operational Finance since June 2004, Vice President of Finance — Europe since 2001 and prior to 2001, in various senior financial management positions for the Company and UT Automotive, Inc.

Melvin L. Stephens	Mr. Stephens is the Company’s Senior Vice President, Communications, Facilities and Investor Relations, a position he has held since April 2012. Mr. Stephens most recently served as the Company’s Senior Vice President, Communications, Human Resources and Investor Relations since September 2009. Previously, he served as the Company’s Vice President of Corporate Communications and Investor Relations since January 2002. Prior to joining the Company, Mr. Stephens worked for Ford Motor Company and held various leadership positions in finance, business planning, corporate strategy, communications, sales and marketing and investor relations.

Jeffrey H. Vanneste	Mr. Vanneste is the Company’s Senior Vice President and Chief Financial Officer, a position he has held since March 2012. Prior to joining the Company, Mr. Vanneste served as Executive Vice President and Chief Financial Officer for International Automotive Components Group (“IAC”) since January 2011 and as Chief Financial Officer for IAC North America since March 2007. Prior to joining IAC, Mr. Vanneste worked with the Company in positions of increasing responsibility over 15 plus years including: Vice President of Finance, European Operations, Vice President of Corporate Business Planning and Analysis, Vice President of Finance, Seating and Vice President of Finance for the Ford and GM Divisions. Prior to joining the Company in October 1991, he served as the assistant controller for Champagne-Webber, Inc. and as an audit senior for Coopers & Lybrand.

PART II

ITEM 5 – MARKET FOR THE COMPANY’S COMMON EQUITY,

RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “LEA.”

The high and low sales prices per share of our common stock, based on the daily closing price as reported on the New York Stock Exchange, and the amount of our dividend declarations for 2013 and 2012 are shown below:

2013:	Price Range of Common Stock		Cash Dividend
	High	Low	Per Share
4th Quarter	$83.11	$70.31	$0.17
3rd Quarter	73.00	61.19	0.17
2nd Quarter	61.03	50.98	0.17
1st Quarter	56.46	47.14	0.17

2012:	Price Range of Common Stock		Cash Dividend
	High	Low	Per Share
4th Quarter	$46.84	$38.45	$0.14
3rd Quarter	42.07	34.81	0.14
2nd Quarter	46.96	37.17	0.14
1st Quarter	47.01	40.73	0.14

Dividends

On February 7, 2014, our Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock, payable on March 20, 2014, to shareholders of record at the close of business on February 28, 2014. In addition, our Board of Directors declared quarterly cash dividends of $0.17 and $0.14 per share of common stock in 2013 and 2012, respectively.

We currently expect to pay quarterly cash dividends in the future, although such payments are at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors that our Board of Directors may consider at its discretion. In addition, our amended and restated credit facility and the indenture governing our senior unsecured notes due 2018 and 2020 place certain limitations on the payment of cash dividends. See Part II — Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” and Note 6, “Debt,” to the consolidated financial statements included in this Report.

Holders of Common Stock

The Transfer Agent and Registrar for our common stock is BNY Mellon, located in New York, New York. On February 5, 2014, there were 187 registered holders of record of our common stock.

For certain information regarding our equity compensation plans, see Part III — Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information.”

Common Stock Share Repurchase Program

Since the first quarter of 2011, our Board of Directors has authorized $2.25 billion in share repurchases under our common stock share repurchase program. In April 2013, we entered into an accelerated stock repurchase (“ASR”) agreement to repurchase $800 million of our common stock. The ASR transaction is expected to be completed no later than March 2014. Including the ASR transaction, we have completed $1.5 billion in share repurchases and have a remaining repurchase authorization of $750 million under our common stock share repurchase program, which will terminate two years after the completion of the ASR transaction.

We may implement our share repurchases through a variety of methods, including open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which we will repurchase our outstanding common stock and the timing of such repurchases will depend upon our financial condition, prevailing market conditions, alternative uses of capital and other factors. In addition, our amended and restated credit facility and the indenture governing our senior unsecured notes due 2018 and 2020 place certain limitations on the repurchase of common shares. See Part II — Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” Note 6, “Debt,” and Note 9, “Capital Stock and Equity,” to the consolidated financial statements included in this Report. A summary of the shares of our common stock repurchased during the fiscal quarter ended December 31, 2013, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (1)
September 29, 2013 through October 26, 2013	—	N/A	N/A	$750.0	(2)
October 27, 2013 through November 23, 2013	—	N/A	N/A	750.0
November 24, 2013 through December 31, 2013	—	N/A	N/A	750.0

Total	—	N/A	N/A	$750.0

(1)	Reflects the common stock share repurchase authorization of $750 million referred to above.
(2)	Remaining authorization excludes amounts paid under the ASR program in the second quarter of 2013.

Performance Graph

The following graph compares the cumulative total stockholder return from November 9, 2009, the date of our emergence from Chapter 11 bankruptcy proceedings, through December 31, 2013, for our existing common stock, the S&P 500 Index and peer groups (1) of companies that we have selected for purposes of this comparison. Because the value of our old common stock bears no relation to the value of our existing common stock, the graph below reflects only our existing common stock. We have assumed that dividends have been reinvested, and the returns of each company in the S&P 500 Index and the peer groups have been weighted to reflect relative stock market capitalization. The graph below assumes that $100 was invested on November 9, 2009, in each of our existing common stock, the stocks comprising the S&P 500 Index and the stocks comprising each of the peer groups.

	November 9, 2009	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013
Lear Corporation	$100.00	$133.94	$195.47	$159.30	$190.06	$332.02
S&P 500	$100.00	$104.64	$120.39	$122.93	$142.58	$188.74
Peer Group (1)	$100.00	$107.92	$183.11	$142.17	$171.61	$278.02

(1)	We do not believe that there is a single published industry or line of business index that is appropriate for comparing stockholder returns. As a result, we have selected a peer group comprised of representative independent automotive suppliers whose common stock is publicly traded. Our peer group, referenced in the graph above, consists of American Axle & Manufacturing Holdings Inc., BorgWarner Inc., Dana Holding Corporation, Delphi Automotive PLC, Federal-Mogul Corporation, Gentex Corp., Johnson Controls, Inc., Magna International, Inc., Superior Industries International, Inc., Tenneco Inc., TRW Automotive Holdings Corp. and Visteon Corporation. Delphi Automotive PLC completed an initial public offering in 2011 and has been included in the peer group calculation beginning January 1, 2012. Visteon Corporation emerged from bankruptcy proceedings in 2010 and has been included in the peer group calculation beginning January 1, 2011.

ITEM 6 – SELECTED FINANCIAL DATA

The following statement of operations, statement of cash flows and balance sheet data were derived from our consolidated financial statements. Our consolidated financial statements for the years ended December 31, 2013, 2012, 2011 and 2010, the two month period ended December 31, 2009, and the ten month period ended November 7, 2009, have been audited by Ernst & Young LLP. The selected financial data below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the notes thereto included in this Report.

	Successor					Predecessor
	Year Ended				Two Month Period Ended	Ten Month Period Ended
	December 31, 2013 (1)	December 31, 2012 (2)	December 31, 2011 (3)	December 31, 2010 (4)	December 31, 2009 (5)	November 7, 2009 (6)
Statement of Operations: (in millions)
Net sales	$16,234.0	$14,567.0	$14,156.5	$11,954.6	$1,580.9	$8,158.7
Gross profit	1,299.7	1,217.5	1,193.2	1,018.3	72.8	287.4
Selling, general and administrative expenses	528.7	479.3	485.6	452.7	71.2	376.7
Amortization of intangible assets	34.4	33.0	28.0	27.2	4.5	4.1
Goodwill impairment charges	—	—	—	—	—	319.0
Interest expense	68.4	49.9	39.7	55.4	11.1	151.4
Other (income) expense, net (7)	58.1	6.4	24.2	34.2	19.8	(16.6)
Reorganization items and fresh-start accounting adjustments, net	—	—	—	—	—	(270.7)

Consolidated income (loss) before provision (benefit) for income taxes and equity in net (income) loss of affiliates	610.1	648.9	615.7	448.8	(33.8)	(276.5)
Provision (benefit) for income taxes	192.7	(638.0)	68.8	24.6	(24.2)	29.2
Equity in net (income) loss of affiliates	(38.4)	(30.3)	(23.5)	(37.2)	(1.9)	64.0

Consolidated net income (loss)	455.8	1,317.2	570.4	461.4	(7.7)	(369.7)
Net income (loss) attributable to noncontrolling interests	24.4	34.4	29.7	23.1	(3.9)	16.2

Net income (loss) attributable to Lear	$431.4	$1,282.8	$540.7	$438.3	$(3.8)	$(385.9)

	Successor					Predecessor
	Year Ended				Two Month Period Ended	Ten Month Period Ended
	December 31, 2013 (1)	December 31, 2012 (2)	December 31, 2011 (3)	December 31, 2010 (4)	December 31, 2009 (5)	November 7, 2009 (6)
Statement of Operations Data:
Basic net income (loss) per share attributable to Lear	$5.07	$13.04	$5.21	$4.30	$(0.06)	$(4.98)
Diluted net income (loss) per share attributable to Lear	$4.99	$12.85	$5.08	$4.05	$(0.06)	$(4.98)
Weighted average shares outstanding – basic	85,094,889	98,388,228	103,750,223	94,814,044	69,050,374	77,499,860
Weighted average shares outstanding – diluted	86,415,786	99,825,686	106,344,367	108,122,150	69,050,374	77,499,860
Dividends per share	$0.68	$0.56	$0.50	$—	$—	$—

Statement of Cash Flows Data: (in millions)
Cash flows from operating activities	$820.1	$729.8	$790.3	$621.9	$324.0	$(499.2)
Cash flows from investing activities	(403.9)	(687.9)	(303.2)	(192.1)	(39.5)	(52.7)
Cash flows from financing activities	(698.5)	(396.1)	(372.3)	(320.7)	30.2	165.0
Capital expenditures	460.6	458.3	329.5	193.3	41.3	77.5

Other Data (unaudited):
Ratio of earnings to fixed charges (8)	6.8x	8.7x	10.1x	6.6x	—	—

As of or Year Ended	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
Balance Sheet Data: (in millions)
Current assets	$4,922.5	$4,873.5	$4,761.5	$4,385.5	$3,787.0
Total assets	8,330.9	8,194.1	7,010.9	6,621.1	6,073.3
Current liabilities	3,579.1	3,216.9	3,063.5	2,818.5	2,400.8
Long-term debt	1,057.1	626.3	695.4	694.9	927.1
Equity	3,149.5	3,612.2	2,561.1	2,568.8	2,181.8

Other Data (unaudited):
Employees at year end	122,300	113,400	97,830	83,393	70,397
North American content per vehicle (9)	$377	$370	$381	$339	$344
North American vehicle production (in millions) (10)	16.2	15.4	13.1	11.9	8.6
European content per vehicle (11)	$317	$283	$317	$284	$294
European vehicle production (in millions) (12)	19.7	19.6	20.4	19.3	16.6

(1)	Results include $83.8 million of restructuring and related manufacturing inefficiency charges (including $9.2 million of fixed asset impairment charges), $3.0 million of costs related to a proxy contest, $7.3 million of losses and incremental costs, related to the destruction of assets caused by a fire at one of our European production facilities, $3.6 million loss on the partial extinguishment of debt and $27.8 million of net tax benefits primarily related to restructuring, net changes in valuation allowances with respect to the deferred tax assets of certain foreign subsidiaries, the retroactive reinstatement of the U.S. research and development tax credit by the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013, and various other items.
(2)	Results include $55.6 million of restructuring and related manufacturing inefficiency charges (including $6.0 million of fixed asset impairment charges), $6.2 million of transaction costs, primarily related to advisory services for the acquisition of Guilford Mills, $10.1 million of fees and expenses related to our capital restructuring and other related matters, ($41.1) million of insurance recoveries, net of losses and incremental costs, related to the destruction of assets caused by a fire at one of our European production facilities, $5.1 million of gains related to affiliates, a $3.7 million loss on the partial extinguishment of debt and $764.4 million of net tax benefits primarily related to the reversal of a valuation allowance on our deferred tax assets in the United States, as well as changes in valuation allowances in certain foreign countries, reductions in tax reserves due to audit settlements and various other items.

(3)	Results include $70.9 million of restructuring and related manufacturing inefficiency charges (including $1.0 million of fixed asset impairment charges), $19.3 million of fees and expenses related to our capital restructuring and other related matters, $10.6 million of losses and incremental costs, net of insurance recoveries, related to the destruction of assets caused by a fire at one of our European production facilities, $5.8 million of gains related to affiliate transactions and $70.4 million of tax benefits primarily related to the reversal of full valuation allowances on the deferred tax assets of three foreign subsidiaries, as well as restructuring and various other items.
(4)	Results include $69.0 million of restructuring and related manufacturing inefficiency charges (including $3.6 million of fixed asset impairment charges), $21.7 million of fees and expenses related to our capital restructuring and other related matters, an $11.8 million loss on the extinguishment of debt resulting from the write-off of unamortized debt issuance costs and $51.6 million of tax benefits related to reductions in recorded tax reserves and various other items.
(5)	Results include $44.5 million of restructuring and related manufacturing inefficiency charges, a $1.9 million loss related to a transaction with an affiliate, $15.1 million of charges as a result of the bankruptcy proceedings and the application of fresh-start accounting and a $27.6 million tax benefit primarily related to the settlement of a tax matter in a foreign jurisdiction.
(6)	Results include $319.0 million of goodwill impairment charges, a gain of $270.7 million related to reorganization items and fresh-start accounting adjustments, $23.9 million of fees and expenses related to our capital restructuring, $115.5 million of restructuring and related manufacturing inefficiency charges (including $5.6 million of fixed asset impairment charges), $42.0 million of impairment charges related to our investments in two equity affiliates, a $9.9 million loss related to a transaction with an affiliate and a $23.1 million tax benefit related to reorganization items and fresh-start accounting adjustments.
(7)	Includes non-income related taxes, foreign exchange gains and losses, discounts and expenses associated with our asset-backed securitization and factoring facilities, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the disposal of fixed assets and other miscellaneous income and expense.
(8)	“Fixed charges” consist of interest on debt, amortization of deferred financing fees and that portion of rental expenses representative of interest. “Earnings” consist of consolidated income (loss) before provision (benefit) for income taxes and equity in the undistributed net (income) loss of affiliates and fixed charges. Earnings in the two month period ended December 31, 2009, and the ten month period ended November 7, 2009, were insufficient to cover fixed charges by $33.2 million and $271.8 million, respectively. Accordingly, such ratio is not presented for these periods.
(9)	“North American content per vehicle” is our net sales in North America divided by estimated total North American vehicle production. Content per vehicle data excludes business conducted through non-consolidated joint ventures. Content per vehicle data for 2012 has been updated to reflect actual production levels.
(10)	“North American vehicle production” includes car and light truck production for vehicle weights up to 3.5 tons in the United States, Canada and Mexico as provided by IHS Automotive for 2013, 2012 and 2011 and Ward’s Automotive for all other periods presented. Production data for 2012 has been updated to reflect actual production levels.
(11)	“European content per vehicle” is our net sales in Europe and Africa divided by estimated total European and African vehicle production. Content per vehicle data excludes business conducted through non-consolidated joint ventures. Content per vehicle data for 2012 has been updated to reflect actual production levels.
(12)	“European vehicle production” includes car and light truck production for vehicle weights up to 3.5 tons in Austria, Belarus, Belgium, Bosnia, Bulgaria, Czech Republic, Finland, France, Germany, Hungary, Italy, Morocco, Netherlands, Norway, Poland, Portugal, Romania, Russia, Serbia, Slovakia, Slovenia, South Africa, Spain, Sweden, Turkey, Ukraine and the United Kingdom as provided by IHS Automotive. Production data for 2012 has been updated to reflect actual production levels.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a leading Tier 1 supplier to the global automotive industry. We supply seating and electrical distribution systems and related components to virtually every major automotive manufacturer in the world.

Our seating business consists of the design, engineering, just-in-time assembly and delivery of complete seat systems, as well as the manufacture of all major seat components, including seat structures and mechanisms, seat covers, seat foam and headrests. Our electrical business consists of the design, engineering and manufacturing of complete electrical distribution systems that route electrical signals and manage electrical power within a vehicle for both traditional powertrain vehicles, as well as high-power for hybrid and electric vehicles. Key components of our electrical business include wiring harnesses, terminals and connectors, junction boxes, electronic control modules and wireless control devices.

Our core capabilities are shared across component categories in both of our businesses, including high-precision manufacturing and assembly with short lead times, supply chain management, global engineering and program management skills and a unique customer-focused culture. Our seating and electrical businesses both utilize proprietary, industry-specific processes and standards, leverage common low-cost engineering centers and share support from certain operating functions, such as logistics management, health and safety and purchasing, as well as all major administrative functions. Major automotive manufacturers are the primary customers of both our seating and electrical businesses. As a result, both businesses benefit from synergies in cross-selling their respective products and managing global customer relationships.

Our strategy is to achieve profitable growth, balancing risk and returns. Key elements of this strategy include profitable growth and diversification of our sales globally and by customer and vehicle type, the continued expansion of our component capability in emerging and low-cost markets and the pursuit of complementary acquisitions to strengthen and grow both of our business segments, while maintaining a strong balance sheet with investment grade credit metrics and consistently returning cash to shareholders.

Industry Overview

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle. Automotive sales and production can be affected by the age of the vehicle fleet and related scrappage rates, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, the availability and cost of credit, the availability of critical components needed to complete the production of vehicles, restructuring actions of our customers and suppliers, facility closures, increased competition, changing consumer attitudes toward vehicle ownership and usage and other factors. Our operating results are also significantly impacted by the overall commercial success of the vehicle platforms for which we supply particular products, as well as the profitability of the products that we supply for these platforms. In addition, it is possible that our customers could elect to manufacture our products internally. The loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could adversely affect our operating results. In addition, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating results.

In 2012 and 2013, global automotive industry production volumes improved significantly, up 7% in 2012 from the prior year and another 4% in 2013 to a record 82.6 million units. North American industry production increased 18% in 2012 from the prior year and another 5% in 2013 to 16.2 million units. European and African industry production remains below historical levels, declining 4% in 2012 from the prior year and increasing 1% in 2013 to 19.7 million units. Asian industry production increased 11% in 2012 from the prior year and another 5% in 2013 to 41.4 million units.

Sales in Europe (including Africa) and North America each accounted for approximately 38% (or 76% combined) of our net sales in 2013. Our ability to reduce the risks inherent in certain concentrations of business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall.

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

Our material cost as a percentage of net sales was 67.2% in 2013, as compared to 67.8% in 2012 and 68.6% in 2011. Raw material, energy and commodity costs can be volatile. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, financial hedges for certain commodities and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See Part I — Item 1A, “Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance,” and “— Forward-Looking Statements.”

Financial Measures

In evaluating our financial condition and operating performance, we focus primarily on earnings, operating margins, cash flows and return on invested capital. In addition to maintaining and expanding our business with our existing customers in our more established markets, our expansion plans are focused primarily on emerging markets. Asia, in particular, continues to present significant growth opportunities, as major global automotive manufacturers implement production expansion plans and local automotive manufacturers aggressively expand their operations to meet demand in this region. We currently have eighteen joint ventures with operations in Asia, as well as three joint ventures in North America and Europe dedicated to serving Asian automotive manufacturers. In addition, we have aggressively pursued this strategy by selectively increasing our vertical integration capabilities globally, as well as expanding our component manufacturing capacity in Africa, Asia, Eastern Europe, Mexico and South America. Furthermore, we have expanded our low-cost engineering capabilities in India and the Philippines.

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

Operational Restructuring

In 2013, we incurred pretax restructuring costs of approximately $78 million and related manufacturing inefficiency charges of approximately $6 million. Any future restructuring actions will depend upon market conditions, customer actions and other factors.

For further information, see Note 4, “Restructuring,” to the consolidated financial statements included in this Report.

Financing Transactions

Senior Notes

In January 2013, we issued $500 million in aggregate principal amount of 4.75% senior notes due 2023. For further information, see “— Liquidity and Financial Condition — Capitalization — Senior Notes” and Note 6, “Debt,” to the consolidated financial statements included in this Report.

In March 2013, we paid $72 million to redeem 10% of the original aggregate principal amount of our outstanding senior notes due 2018 and 2020. In connection with this transaction, we recognized a loss of approximately $4 million on the partial extinguishment of debt.

Revolving Credit Facility

In January 2013, we amended and restated our revolving credit facility to, among other things, increase our borrowing capacity from $500 million to $1.0 billion, extend the maturity date to January 2018 and reduce interest rates payable on outstanding borrowings under the facility. For further information, see “— Liquidity and Financial Condition — Capitalization — Revolving Credit Facility” and Note 6, “Debt,” to the consolidated financial statements included in this Report.

Share Repurchase Program and Quarterly Cash Dividend

Since the first quarter of 2011, our Board of Directors has authorized $2.25 billion in share repurchases under our common stock share repurchase program. On April 25, 2013, we entered into an accelerated stock repurchase (“ASR”) agreement to repurchase $800 million of our common stock. The ASR transaction is expected to be completed no later than March 2014. Including the ASR transaction, we have completed $1.5 billion in share repurchases and have a remaining repurchase authorization of $750 million under our common stock share repurchase program, which will terminate two years after the completion of the ASR transaction.

In February, May, August and November 2013, our Board of Directors declared a quarterly cash dividend of $0.17 per share of common stock.

For further information regarding our common stock share repurchase program, the ASR program and our quarterly dividends, see Item 5, “Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” “— Liquidity and Financial Condition — Capitalization” and Note 9, “Capital Stock and Equity,” to the consolidated financial statements included in this Report.

Other Matters

We incurred losses and incremental costs related to the destruction of assets caused by a fire at one of our European production facilities in the third quarter of 2011. In 2012, we reached a settlement for the recovery of such costs under applicable insurance policies. We recognized losses and incremental costs totaling $7 million, $35 million and $24 million in 2013, 2012 and 2011, respectively. In addition, we recognized loss recoveries and insurance gains totaling $76 million and $13 million in 2012 and 2011, respectively.

In 2013, we incurred costs of $3 million related to a proxy contest.

In 2013, we recognized tax benefits of $30 million primarily related to reductions in valuation allowances with respect to the deferred tax assets of certain foreign subsidiaries and tax expense of $31 million primarily related to increases in valuation allowances in certain other jurisdictions. We also recognized net tax benefits of $26 million related to restructuring and various other items and $3 million related to the retroactive reinstatement of the U.S. research and development tax credit.

In 2012, we completed the acquisition of Guilford Mills (“Guilford”), which manufactures fabrics for the automotive and specialty markets, for approximately $244 million, net of cash acquired. We incurred transaction costs of approximately $6 million, primarily related to advisory services.

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

For further information, see Note 2, “Summary of Significant Accounting Policies — Impairment of Investments in Affiliates,” Note 5, “Investments in Affiliates and Other Related Party Transactions,” Note 6, “Debt,” Note 7, “Income Taxes,” Note 9, “Capital Stock and Equity,” and Note 11, “Commitments and Contingencies,” to the consolidated financial statements included in this Report.

As discussed above, our results for the years ended December 31, 2013, 2012 and 2011, reflect the following items (in millions):

For the year ended December 31,	2013	2012	2011
Costs related to restructuring actions, including manufacturing inefficiencies of $6 million in 2013, $1 million in 2012 and $3 million in 2011	$84	$56	$71
Costs related to proxy contest	3	—	—
Acquisition and other related costs	—	6	—
Fees and expenses related to capital restructuring and other related matters	—	10	19
Losses and incremental costs (insurance recoveries), net related to the destruction of assets	7	(41)	11
Labor-related litigation claims	7	—	—
Losses on extinguishment of debt	4	4	—
Gains related to an affiliate	—	(5)	(6)
Tax benefits, net	(28)	(764)	(70)

For further information regarding these items, see Note 4, “Restructuring,” Note 6, “Debt,” Note 7, “Income Taxes,” and Note 11, “Commitments and Contingencies,” to the consolidated financial statements included in this Report. This section includes forward-looking statements that are subject to risks and uncertainties. For further information regarding these and other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see Part I — Item 1A, “Risk Factors,” and “— Forward-Looking Statements.”

Results of Operations

A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

For the year ended December 31,	2013		2012		2011
Net sales
Seating	$12,018.1	74.0%	$11,029.6	75.7%	$10,943.0	77.3%
Electrical	4,215.9	26.0	3,537.4	24.3	3,213.5	22.7

Net sales	16,234.0	100.0	14,567.0	100.0	14,156.5	100.0
Cost of sales	14,934.3	92.0	13,349.5	91.6	12,963.3	91.6

Gross profit	1,299.7	8.0	1,217.5	8.4	1,193.2	8.4
Selling, general and administrative expenses	528.7	3.3	479.3	3.3	485.6	3.4
Amortization of intangible assets	34.4	0.2	33.0	0.2	28.0	0.2
Interest expense	68.4	0.4	49.9	0.4	39.7	0.3
Other expense, net	58.1	0.3	6.4	0.1	24.2	0.2
Provision (benefit) for income taxes	192.7	1.2	(638.0)	(4.4)	68.8	0.5
Equity in net income of affiliates	(38.4)	(0.2)	(30.3)	(0.2)	(23.5)	(0.2)
Net income attributable to noncontrolling interests	24.4	0.1	34.4	0.2	29.7	0.2

Net income attributable to Lear	$431.4	2.7%	$1,282.8	8.8%	$540.7	3.8%

Year Ended December 31, 2013, Compared With Year Ended December 31, 2012

Net sales for the year ended December 31, 2013 were $16.2 billion, as compared to $14.6 billion for the year ended December 31, 2012, an increase of $1.7 billion or 11%. New business, improved production volumes on key Lear platforms and the full year impact of the Guilford acquisition positively impacted net sales by $930 million, $541 million and $142 million, respectively.

Cost of sales in 2013 was $14.9 billion, as compared to $13.3 billion in 2012. The increase is primarily due to the impact of new business, improved production volumes on key Lear platforms and the full year impact of the Guilford acquisition, as described in the preceding paragraph.

Gross profit and gross margin were $1.3 billion and 8.0% of net sales in 2013, as compared to $1.2 billion and 8.4% of net sales in 2012. Gross profit and gross margin were positively impacted by $185 million as a result of new business and improved production volumes on key Lear platforms. Gross profit and gross margin also benefited from favorable operating performance and the benefit of operational restructuring actions of $152 million. Selling price reductions and the changeover of key Lear platforms in our seating business negatively impacted gross profit and gross margin by $241 million.

Selling, general and administrative expenses, including engineering and development expenses, were $529 million for the year ended December 31, 2013, as compared to $479 million for the year ended December 31, 2012. Selling, general and administrative expenses increased $25 million due to higher restructuring costs and the full year impact of the Guilford acquisition. Higher compensation related costs, together with infrastructure costs to support the growth of our business in emerging markets, also contributed to the increase between years. As a percentage of net sales, selling, general and administrative expenses were 3.3% in both 2013 and 2012.

Engineering and development costs incurred in connection with the development of new products and manufacturing methods more than one year prior to launch, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses as incurred. Such costs totaled $108 million in 2013, as compared to $104 million in 2012. In certain situations, the reimbursement of pre-production engineering and design costs is contractually guaranteed by, and fully recoverable from, our customers and, therefore, is capitalized. We capitalized $202 million of such costs in both 2013 and 2012.

Amortization of intangible assets was $35 million in 2013, as compared to $33 million in 2012, reflecting the amortization of intangible assets related to the Guilford acquisition.

Interest expense was $68 million in 2013, as compared to $50 million in 2012, primarily reflecting incremental interest of $23 million related to our senior notes due 2023 issued in January 2013, offset by $8 million related to the partial redemption of our senior notes due 2018 and 2020.

Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the disposal of fixed assets and other miscellaneous income and expense, was $58 million in 2013, as compared to $6 million in 2012. In 2013, other expense, net was negatively impacted by increases in foreign exchange losses and non-income related taxes of $15 million and $6 million, respectively. In 2012, we recognized gains of $27 million related to insurance recoveries.

In 2013, the provision for income taxes was $193 million, representing an effective tax rate of 31.6% on pretax income before equity in net income of affiliates of $610 million. In 2012, the benefit for income taxes was $638 million, representing an effective tax rate of (98.3%) on pretax income before equity in net income of affiliates of $649 million, for the reasons described below.

In 2013, we recognized tax benefits of $30 million primarily related to reductions in valuation allowances with respect to the deferred tax assets of certain foreign subsidiaries and tax expense of $31 million primarily related to increases in valuation allowances in certain other jurisdictions. We also recognized net tax benefits of $26 million related to restructuring and various other items and $3 million related to the retroactive reinstatement of the U.S. research and development tax credit by the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013. In 2012, we recognized net tax benefits of $764 million, primarily related to the reversal of a valuation allowance on our deferred tax assets in the United States, as well as changes in valuation allowances in certain foreign countries, reductions in tax reserves due to audit settlements and various other items. As a result of the reversal of the valuation allowance on our deferred tax assets in the United States in 2012, the provision for income taxes in 2013 includes U.S. federal income tax expense at a rate of 35% with respect to our earnings in the United States. The benefit for income taxes in 2012 includes no U.S. federal income tax expense with respect to our earnings in the United States. The provision (benefit) for income taxes in 2013 and 2012 was impacted by the level and mix of earnings among tax jurisdictions. The provision (benefit) was also impacted by a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. Excluding these items, the effective tax rate in 2013 and 2012 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.

For information related to our valuation allowances, see “Other Matters — Significant Accounting Policies and Critical Accounting Estimates — Income Taxes.”

Equity in net income of affiliates was $38 million for the year ended December 31, 2013, as compared to $30 million for the year ended December 31, 2012. The increase in equity in net income of affiliates in 2013 reflects the improved performance of our equity affiliates. In 2012, we recognized income of $17 million related to our portion of an affiliate’s reversal of a valuation allowance with respect to its deferred tax assets and losses of $10 million and $2 million related to our portion of an affiliate’s impairment and restructuring charges and the impairment of our investment in an affiliate, respectively.

Net income attributable to Lear was $431 million, or $4.99 per diluted share, in 2013, as compared to $1.3 billion, or $12.85 per diluted share, in 2012. Net income and diluted net income per share decreased primarily due to the reversal of a valuation allowance on our deferred tax assets in the United States in 2012 and for the other reasons described in the preceding paragraphs. In addition, diluted net income per share was impacted by the decrease in average shares outstanding during 2013.

Reportable Operating Segments

We have two reportable operating segments: seating, which includes seats and related components, such as seat structures and mechanisms, seat covers, seat foam and headrests, and electrical, which includes electrical distribution systems for both traditional powertrain vehicles, as well as high-power for hybrid and electric vehicles. Key components of our electrical business include wiring harnesses, terminals and connectors, junction boxes, electronic control modules and wireless control devices. The financial information presented below is for our two reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment. Corporate and regional headquarters costs include various support functions, such as information technology, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s pretax income before equity in net income of affiliates, interest expense and other expense (“segment earnings”) and segment earnings divided by net sales (“margin”) are not measures of performance under accounting principles generally accepted in the United States (“GAAP”). Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income attributable to Lear, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates, see Note 12, “Segment Reporting,” to the consolidated financial statements included in this Report.

Seating –

A summary of the financial measures for our seating segment is shown below (dollar amounts in millions):

For the year ended December 31,	2013	2012
Net sales	$12,018.1	$11,029.6
Segment earnings (1)	576.9	661.7
Margin	4.8%	6.0%

(1)	See definition above.

Seating net sales were $12.0 billion for the year ended December 31, 2013, as compared to $11.0 billion for the year ended December 31, 2012, an increase of $989 million or 9%. New business, improved production volumes on key Lear platforms and the full year impact of the Guilford acquisition positively impacted net sales by $421 million, $331 million and $142 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $577 million and 4.8% in 2013, as compared to $662 million and 6.0% in 2012. Segment earnings were negatively impacted by $170 million due to selling price reductions and the changeover of key Lear platforms and $12 million due to higher restructuring costs. These items were partially offset by favorable operating performance and the benefit of operational restructuring actions, improved production volumes on key Lear platforms and the impact of new business of $115 million. In addition, we recognized $7 million of incremental costs in 2013, as compared to $15 million of insurance recoveries, net of related losses and incremental costs, in 2012, related to a fire at a European production facility.

Electrical –

A summary of financial measures for our electrical segment is shown below (dollar amounts in millions):

For the year ended December 31,	2013	2012
Net sales	$4,215.9	$3,537.4
Segment earnings (1)	414.3	254.9
Margin	9.8%	7.2%

(1)	See definition above.

Electrical net sales were $4.2 billion for the year ended December 31, 2013, as compared to $3.5 billion for the year ended December 31, 2012, an increase of $679 million or 19%. New business and improved production volumes on key Lear platforms positively impacted net sales by $509 million and $210 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $414 million and 9.8% in 2013, as compared to $255 million and 7.2% in 2012. Segment earnings were favorably impacted by $111 million as a result of new business and improved production volumes on key Lear platforms. Favorable operating performance of $123 million was partially offset by selling price reductions and higher restructuring costs of $80 million.

Other –

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

For the year ended December 31,	2013	2012
Net sales	$—	$—
Segment earnings (1)	(254.6)	(211.4)
Margin	N/A	N/A

(1)	See definition above.

Segment earnings related to our other category were ($255) million in 2013, as compared ($211) million in 2012, reflecting higher compensation related costs and infrastructure costs to support the growth of our business in emerging markets.

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

Cost of sales in 2012 was $13.3 billion, as compared to $13.0 billion in 2011. The increase is primarily due to the impact of new business and the acquisition of Guilford, partially offset by net foreign exchange rate fluctuations, as described in the preceding paragraph.

Gross profit and gross margin were $1.2 billion and 8.4% of net sales in both 2012 and 2011. Gross profit and gross margin were positively impacted by $115 million as a result of new business and the acquisition of Guilford. Gross profit and gross margin also benefited from favorable operating performance and the benefit of operational restructuring actions and lower restructuring costs of $232 million. Selling price reductions, as well as higher product and facility launch costs, primarily in South America, and program development costs to support new business, negatively impacted gross profit and gross margin by $314 million.

Selling, general and administrative expenses, including engineering and development expenses, were $479 million for the year ended December 31, 2012, as compared to $486 million for the year ended December 31, 2011. Selling, general and administrative expenses decreased $22 million due to net foreign exchange rate fluctuations and lower engineering and development costs. These decreases were largely offset by the acquisition of Guilford of $17 million. As a percentage of net sales, selling, general and administrative expenses declined to 3.3% for the year ended December 31, 2012, as compared to 3.4% for the year ended December 31, 2011.

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

Interest expense was $50 million in 2012, as compared to $40 million in 2011, primarily reflecting the refund of $9 million of interest related to a favorable settlement of an indirect tax matter in a foreign jurisdiction in 2011.

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

Net income attributable to Lear was $1.3 billion, or $12.85 per diluted share, in 2012, as compared to $541 million, or $5.08 per diluted share, in 2011. Net income and diluted net income per share increased for the reasons described in the preceding paragraphs. In addition, diluted net income per share was impacted by the decrease in average shares outstanding during 2012.

Reportable Operating Segments

For a description of our reportable operating segments, see “Year Ended December 31, 2013, Compared with Year Ended December 31, 2012 — Reportable Operating Segments” above.

Seating –

A summary of the financial measures for our seating segment is shown below (dollar amounts in millions):

For the year ended December 31,	2012	2011
Net sales	$11,029.6	$10,943.0
Segment earnings (1)	661.7	703.7
Margin	6.0%	6.4%

(1)	See definition above.

Seating net sales were $11.0 billion for the year ended December 31, 2012, as compared to $10.9 billion for the year ended December 31, 2011, an increase of $87 million or 1%. New business, improved production volumes on key Lear platforms in North America and the acquisition of Guilford positively impacted net sales by $293 million, $241 million and $197 million, respectively. These increases were largely offset by net foreign exchange rate fluctuations and lower production volumes on key Lear platforms in Europe of $407 million and $272 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $662 million and 6.0% in 2012, as compared to $704 million and 6.4% in 2011. Segment earnings were negatively impacted by $261 million due to selling price reductions and lower production volumes on key Lear platforms in Europe, as well as higher product and facility launch costs, primarily in South America, and program development costs to support new business. These items were partially offset by favorable operating performance and the benefit of operational restructuring actions and the impact of new business of $142 million. In 2012, we recognized $15 million of insurance recoveries, net of related losses and incremental costs, as well as costs of $48 million related to our restructuring actions. In 2011, we recognized $13 million of losses and incremental costs, net of related insurance recoveries, as well as costs of $69 million related to our restructuring actions.

Electrical –

A summary of the financial measures for our electrical segment is shown below (dollar amounts in millions):

For the year ended December 31,	2012	2011
Net sales	$3,537.4	$3,213.5
Segment earnings (1)	254.9	185.1
Margin	7.2%	5.8%

(1)	See definition above.

Electrical net sales were $3.5 billion for the year ended December 31, 2012, as compared to $3.2 billion for the year ended December 31, 2011, an increase of $324 million or 10%. New business and improved production volumes on key Lear platforms positively impacted net sales by $421 million and $108 million, respectively. These increases were partially offset by net foreign exchange rate fluctuations of $145 million. Segment earnings, including restructuring costs, and the related margin on net sales were $255 million and 7.2% in 2012, as compared to $185 million and 5.8% in 2011. Segment earnings were favorably impacted by $84 million as a result of new business and improved production volumes on key Lear platforms. Selling price reductions and higher product and facility launch costs and program development costs of $109 million were largely offset by favorable operating performance and the benefit of operational restructuring actions of $101 million.

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

Liquidity and Financial Condition

Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, operational restructuring actions and debt service requirements. In addition, we expect to continue to pay quarterly dividends and repurchase shares of our common stock pursuant to our authorized common stock share repurchase program (see Item 5, “Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”). Our principal sources of liquidity are cash flows from operating activities, borrowings under available credit facilities and our existing cash balance. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and the combination of dividends, royalties, intercompany loan repayments and other distributions and advances from our subsidiaries to provide the funds necessary to meet our obligations. As of December 31, 2013 and 2012, cash and cash equivalents of $792 million and $918 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans, without creating additional income tax expense. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information regarding potential dividends from our non-U.S. subsidiaries, see “— Adequacy of Liquidity Sources,” below and Note 7, “Income Taxes,” to the consolidated financial statements included in this Report.

Cash Flows

Year Ended December 31, 2013, Compared with Year Ended December 31, 2012

Net cash provided by operating activities was $820 million in 2013, as compared to $730 million in 2012. Consolidated net income, deferred tax provision (benefit) and depreciation and amortization were a source of cash of $787 million and $863 million in 2013 and 2012, respectively, which resulted in an incremental decrease in operating cash flow of $76 million between periods. This decrease was largely offset by the changes in other long-term assets and liabilities and other, net, which resulted in an incremental increase in operating cash flow of $70 million between periods. The net change in recoverable customer engineering, development and tooling was a source of cash of $3 million and a use of cash of $37 million in 2013 and 2012, respectively, resulting in an incremental increase in operating cash flow of $40 million between periods, primarily due to cash received related to previously capitalized amounts. Net changes in working capital items was a use of cash of $8 million and $49 million in 2013 and 2012, respectively, resulting in an incremental increase in operating cash flow of $41 million between periods, reflecting the impact of our sales growth and the timing of payment of accrued liabilities.

In 2013, increases in accounts receivable, inventories and accounts payable resulted in a use of cash of $240 million, a use of cash of $102 million and a source of cash of $190 million, respectively, primarily reflecting the impact of our sales growth. Changes in accrued liabilities and other resulted in a source of cash of $144 million, primarily reflecting the timing of payment of accrued liabilities.

Net cash used in investing activities was $404 million in 2013, as compared to $688 million in 2012. In 2013, we sold our ownership interest in an equity affiliate for $50 million. In 2012, we acquired Guilford for $244 million, net of cash acquired. Capital spending in 2014 is estimated at $450 million.

Net cash used in financing activities was $699 million in 2013, as compared to $396 million in 2012. In 2013, we issued $500 million in aggregate principal amount of senior notes due 2023 and paid $72 million to redeem a portion of our outstanding senior notes due 2018 and 2020. In addition, in 2013, we paid an aggregate of $1 billion to repurchase our common stock, including $200 million of open market repurchases and $800 million of repurchases through an ASR program. In 2012, we repurchased $223 million of our common stock and paid $72 million to redeem a portion of our outstanding senior notes due 2018 and 2020. For further information regarding our 2013 and 2012 financing transactions, see “— Capitalization,” below and Note 9, “Capital Stock and Equity,” to the consolidated financial statements included in this Report.

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

Capitalization

From time to time, we utilize uncommitted credit facilities to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries, in addition to cash provided by operating activities. As of December 31, 2013 and 2012, there were no short-term debt balances outstanding. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors.

Senior Notes

As of December 31, 2013, our long-term debt consists of $280 million in aggregate principal amount at maturity of senior unsecured notes due 2018 at a stated coupon rate of 7.875% (the “2018 Notes”), $280 million in aggregate principal amount at maturity of senior unsecured notes due 2020 at a stated coupon rate of 8.125% (the “2020 Notes”) and $500 million in aggregate principal amount of senior unsecured notes due 2023 at a stated coupon rate of 4.75% (the “2023 Notes” and together with the 2018 Notes and the 2020 Notes, the “Notes”).

The 2023 Notes were issued on January 17, 2013. The net proceeds from the offering of $493 million, together with our existing sources of liquidity, were used for general corporate purposes, including, without limitation, the redemption of $70 million in aggregate principal amount of the 2018 Notes and 2020 Notes (see below), investments in additional component capabilities and emerging markets and share repurchases under our common stock share repurchase program (see below).

In both 2013 and 2012, we redeemed 10% of the original aggregate principal amount of each of the 2018 Notes and 2020 Notes at a redemption price equal to 103% of the principal amount redeemed, plus accrued and unpaid interest to the redemption date. In connection with these transactions, we paid $72 million and recognized a loss of approximately $4 million on the partial extinguishment of debt in both 2013 and 2012.

Interest is payable on March 15 and September 15 of each year, in the case of the 2018 Notes and 2020 Notes, and January 15 and July 15 of each year, in the case of the 2023 Notes. The 2018 Notes mature on March 15, 2018, the 2020 Notes mature on March 15, 2020, and the 2023 Notes mature on January 15, 2023. As of December 31, 2013 and 2012, we had $1,057 million and $626 million, respectively, of Notes outstanding. The indentures governing the Notes contain certain restrictive covenants and customary events of default. As of December 31, 2013, we were in compliance with all covenants under the indentures governing the Notes.

The Notes are senior unsecured obligations. Our obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain domestic subsidiaries, which are directly or indirectly 100% owned by Lear.

For further information related to the Notes, including information on early redemption, covenants and events of default, see Note 6, “Debt,” to the consolidated financial statements included in this Report.

Revolving Credit Facility

On January 30, 2013, we amended and restated our revolving credit facility to, among other things, increase the borrowing capacity from $500 million to $1.0 billion, extend the maturity date to January 2018 and reduce interest rates payable on outstanding borrowings under the facility. The revolving credit facility permits borrowings for general corporate and working capital purposes and the issuance of letters of credit. As of December 31, 2013, there were no borrowings outstanding under the revolving credit facility, and we were in compliance with all covenants under the agreement governing the revolving credit facility.

For further information related to the revolving credit facility, including information on pricing, covenants and events of default, see Note 6, “Debt,” to the consolidated financial statements included in this Report and the amended and restated credit agreement, which has been incorporated by reference as an exhibit to this Report.

Contractual Obligations

Our scheduled maturities of long-term debt and our scheduled interest payments on the Notes as of the date of this Report are shown below (in millions). In addition, our lease commitments under non-cancelable operating leases as of December 31, 2013, are shown below (in millions):

	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt maturities (1)	$—	$—	$—	$—	$280.0	$780.0	$1,060.0
Scheduled interest payments	68.6	68.6	68.6	68.6	57.5	141.0	472.9
Lease commitments	90.1	68.8	59.1	52.3	45.8	74.3	390.4

Total	$158.7	$137.4	$127.7	$120.9	$383.3	$995.3	$1,923.3

(1)	Represents aggregate principal amounts at maturity.

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

We may be required to make significant cash outlays related to our unrecognized tax benefits, including interest and penalties. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, including interest and penalties, of $52 million as of December 31, 2013, have been excluded from the contractual obligations table above. For further information related to our unrecognized tax benefits, see Note 7, “Income Taxes,” to the consolidated financial statements included in this Report.

We also have minimum funding requirements with respect to our pension obligation. We may elect to make contributions in excess of the minimum funding requirements in response to investment performance or changes in interest rates or when we believe that it is financially advantageous to do so and based on our other cash requirements. Our minimum funding requirements after 2014 will depend on several factors, including investment performance and interest rates. Our minimum funding requirements may also be affected by changes in applicable legal requirements. We expect contributions to our domestic and foreign pension plans, including distributions to participants in certain of our non-qualified defined benefit plans, to be approximately $20 to $25 million in 2014. We also have payments due with respect to our postretirement benefit obligation. We do not fund our postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees. We expect payments related to our postretirement benefit obligation to be approximately $9 million in 2014.

We also have a defined contribution retirement program for our salaried employees. Contributions to this program are determined as a percentage of each covered employee’s eligible compensation and are expected to be approximately $16 million in 2014.

For further information related to our pension and other postretirement benefit plans, see “— Other Matters — Pension and Other Postretirement Defined Benefit Plans” and Note 8, “Pension and Other Postretirement Benefit Plans,” to the consolidated financial statements included in this Report.

Common Stock Share Repurchase Program

See Item 5, “Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Dividends

See Item 5, “Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Adequacy of Liquidity Sources

As of December 31, 2013, we had approximately $1.1 billion of cash and cash equivalents on hand and $1 billion in available borrowing capacity under our revolving credit facility. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly dividends and repurchase shares of our common stock pursuant to our authorized common stock share repurchase program (see Item 5, “Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”). Our future financial results and our ability to continue to meet our liquidity needs are subject to, and will be affected by, cash flows from operations, including the impact of restructuring activities, automotive industry conditions, the financial condition of our customers and suppliers and other related factors. Additionally, an economic downturn or reduction in production levels could negatively impact our financial condition. For further discussion of the risks and uncertainties affecting our cash flows from operations and our overall liquidity, see Part I — Item 1A, “Risk Factors,” “— Executive Overview” above and “— Forward-Looking Statements” below.

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

Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Chinese renminbi, the Thai baht and the Canadian dollar. We have performed a quantitative analysis of our overall currency rate exposure as of December 31, 2013. The potential adverse earnings impact related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies to which it is exposed for a twelve-month period is approximately $27 million. The potential earnings benefit related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies to which it is exposed for a twelve-month period is approximately $4 million.

As of December 31, 2013, foreign exchange contracts representing $1.1 billion of notional amount were outstanding with maturities of less than eighteen months. As of December 31, 2013, the fair value of these contracts was approximately $6 million. A 10% change in the value of the U.S. dollar relative to all other currencies to which it is exposed would result in a $27 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies to which it is exposed would result in a $37 million change in the aggregate fair value of these contracts. As of December 31, 2012, foreign exchange contracts representing $860 million of notional amount were outstanding with maturities of less than seventeen months. As of December 31, 2012, the fair value of these contracts was approximately $20 million. A 10% change in the value of the U.S. dollar relative to all other currencies to which it is exposed would result in a $12 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies to which it is exposed would result in a $30 million change in the aggregate fair value of these contracts.

There are certain shortcomings inherent in the sensitivity analysis presented. The analysis assumes that all currencies would uniformly strengthen or weaken relative to the U.S. dollar or Euro. In reality, some currencies may strengthen while others may weaken, causing the earnings impact to increase or decrease depending on the currency and the direction of the rate movement.

In addition to the transactional exposure described above, our operating results are impacted by the translation of our foreign operating income into U.S. dollars (“translational exposure”). In 2013, net sales outside of the United States accounted for 81% of our consolidated net sales, although certain non-U.S. sales are U.S. dollar denominated. We do not enter into foreign exchange contracts to mitigate our translational exposure.

Interest Rates

Historically, we used interest rate swap and other derivative contracts to manage our exposure to fluctuations in interest rates. As of December 31, 2013 and 2012, there were no interest rate contracts outstanding. We will continue to evaluate, and may use, derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts, to manage our exposures to fluctuations in interest rates in the future.

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

Historically, we used commodity swap and other derivative contracts to reduce our exposure to fluctuations in copper prices. As of December 31, 2013 and 2012, there were no commodity swap contracts outstanding.

For further information related to the financial instruments described above, see Note 13, “Financial Instruments,” to the consolidated financial statements included in this Report.

Other Matters

Legal and Environmental Matters

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of December 31, 2013, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $18 million. In addition, as of December 31, 2013, we had recorded reserves for product liability claims and environmental matters of $28 million and $5 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Part I — Item 1A, “Risk Factors.” For a more complete description of our outstanding material legal proceedings, see Note 11, “Commitments and Contingencies,” to the consolidated financial statements included in this Report.

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

Pre-Production Costs Related to Long-Term Supply Agreements

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

Impairment of Goodwill

As of December 31, 2013 and 2012, we had recorded goodwill of $757 million and $747 million, respectively. Goodwill is not amortized but is tested for impairment on at least an annual basis. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment is more likely than not to have occurred. In conducting our annual impairment testing, we may first perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If not, no further goodwill impairment testing is performed. If it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or if we elect not to perform a qualitative assessment of a reporting unit, we then compare the fair value of the reporting unit to the related net book value. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. We conduct our annual impairment testing as of the first day of our fourth quarter.

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

In 2013, we performed a qualitative assessment for certain of our reporting units and a quantitative assessment for others. All assessments were completed as of the first day of our fourth quarter. The assessments indicated that the fair value of each of the reporting units exceeded its respective carrying value. We do not believe that any of our reporting units is at risk for impairment.

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

For the years ended December 31, 2013, 2012 and 2011, we recognized fixed asset impairment charges of $9 million, $6 million and $1 million, respectively, in conjunction with our restructuring actions, as well as additional fixed asset impairment charges of $2 million, $1 million and $1 million, respectively. See Note 4, “Restructuring,” to the consolidated financial statements included in this Report.

Impairment of Investments in Affiliates

As of December 31, 2013 and 2012, we had aggregate investments in affiliates of $172 million and $178 million, respectively. We monitor our investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If we determine that an other-than-temporary decline in value has occurred, we recognize an impairment loss, which is measured as the difference between the recorded book value and the fair value of the investment. Fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values. A deterioration in industry conditions and decline in the operating results of our non-consolidated affiliates could result in the impairment of our investments.

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

Legal and Other Contingencies

We are involved from time to time in various legal proceedings and claims, including commercial or contractual disputes, product liability claims and environmental and other matters, that arise in the normal course of business. We routinely assess the likelihood of any adverse judgments or outcomes related to these matters, as well as ranges of probable losses, by consulting with internal personnel principally involved with such matters and with our outside legal counsel handling such matters. We have accrued for estimated losses in accordance with GAAP for those matters where we believe that the likelihood that a loss has occurred is probable and the amount of the loss is reasonably estimable. The determination of the amount of such reserves is based on knowledge and experience with regard to past and current matters and consultation with internal personnel principally involved with such matters and with our outside legal counsel handling such matters. The amount of such reserves may change in the future due to new developments or changes in circumstances. The inherent uncertainty related to the outcome of these matters can result in amounts materially different from any provisions made with respect to their resolution. See Note 11, “Commitments and Contingencies,” to the consolidated financial statements included in this Report.

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

As of December 31, 2013, our projected benefit obligations related to our pension and other postretirement benefit plans were $1.0 billion and $134 million, respectively, and our unfunded pension and other postretirement benefit obligations were $126 million and $134 million, respectively. These benefit obligations were valued using a weighted average discount rate of 5.0% and 4.5% for domestic pension and other postretirement benefit plans, respectively, and 4.6% and 5.0% for foreign pension and other postretirement benefit plans, respectively. The determination of the discount rate is generally based on an index created from a hypothetical bond portfolio consisting of high-quality fixed income securities with durations that match the timing of expected benefit payments. Changes in the selected discount rate could have a material impact on our projected benefit obligations and the unfunded status of our pension and other postretirement benefit plans. Decreasing the discount rate by 100 basis points would have increased the projected benefit obligations and unfunded status of our pension and other postretirement benefit plans by approximately $169 million and $17 million, respectively.

For the year ended December 31, 2013, net periodic pension benefit cost was $16 million and net periodic other postretirement benefit cost was $1 million. In 2013, net periodic pension benefit cost was calculated using a variety of assumptions, including a weighted average discount rate of 4.1% for domestic and 4.3% for foreign plans and an expected return on plan assets of 8.0% for domestic and 6.7% for foreign plans. The expected return on plan assets is determined based on several factors, including adjusted historical returns, historical risk premiums for various asset classes and target asset allocations within the portfolio. Adjustments made to the historical returns are based on recent return experience in the equity and fixed income markets and the belief that deviations from historical returns are likely over the relevant investment horizon. In 2013, net periodic other postretirement benefit cost was calculated using a discount rate of 3.7% for domestic and 4.4% for foreign plans.

Aggregate net periodic pension and other postretirement benefit cost is forecasted to be approximately $4 million in 2014. This estimate is based on a weighted average discount rate of 5.0% and 4.6% for domestic and foreign pension plans, respectively, and 4.5% and 5.0% for domestic and foreign other postretirement benefit plans, respectively. Actual cost is also dependent on various other factors related to the employees covered by these plans. Adjustments to our actuarial assumptions could have a material adverse impact on our operating results. Decreasing the discount rate by 100 basis points would increase net periodic pension and other postretirement benefit cost by approximately $6 million and $1 million, respectively, for the year ended December 31, 2014. Decreasing the expected return on plan assets by 100 basis points would increase net periodic pension benefit cost by approximately $9 million for the year ended December 31, 2014.

For further information related to our pension and other postretirement benefit plans, see “— Liquidity and Financial Condition — Capitalization — Contractual Obligations” above and Note 8, “Pension and Other Postretirement Benefit Plans,” to the consolidated financial statements included in this Report.

Revenue Recognition and Sales Commitments

We enter into agreements with our customers to produce products at the beginning of a vehicle’s life cycle. Although such agreements do not provide for a specified quantity of products, once we enter into such agreements, we are generally required to fulfill our customers’ purchasing requirements for the production life of the vehicle. These agreements generally may be terminated by our customers at any time. Historically, terminations of these agreements have been minimal. Sales are generally recorded upon shipment of product to customers and transfer of title under standard commercial terms. In certain instances, we may be committed under existing agreements to supply products to our customers at selling prices which are not sufficient to cover the direct cost to produce such products. In such situations, we recognize losses as they are incurred.

We receive purchase orders from our customers on an annual basis. Generally, each purchase order provides the annual terms, including pricing, related to a particular vehicle model. Purchase orders do not specify quantities. We recognize revenue based on the pricing terms included in our annual purchase orders. We are asked to provide our customers with annual productivity price reductions as part of certain agreements. We accrue for such amounts as a reduction of revenue as our products are shipped to our customers. In addition, we have ongoing adjustments to our pricing arrangements with our customers based on the related content, the cost of our products and other commercial factors. Such pricing accruals are adjusted as they are settled with our customers.

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

Our current and future provision for income taxes is impacted by the initial recognition of and changes in valuation allowances in certain countries. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future provision for income taxes will include no tax benefit with respect to losses incurred and, except for certain jurisdictions, no tax expense with respect to income generated in these countries until the respective valuation allowances are eliminated. Accordingly, income taxes are impacted by changes in valuation allowances and the mix of earnings among jurisdictions. We evaluate the realizability of our deferred tax assets on a quarterly basis. In completing this evaluation, we consider all available evidence in order to determine whether, based on the weight of the evidence, a valuation allowance for our deferred tax assets is necessary. Such evidence includes historical results, future reversals of existing taxable temporary differences and expectations for future taxable income (exclusive of the reversal of temporary differences and carryforwards), as well as the implementation of feasible and prudent tax planning strategies. If, based on the weight of the evidence, it is more likely than not that all or a portion of our deferred tax assets will not be realized, a valuation allowance is recorded. As of December 31, 2013, we had a valuation allowance related to tax loss and credit carryforwards and other deferred tax assets of $36 million in the United States and $607 million in several international jurisdictions. If operating results improve or decline on a continual basis in a particular jurisdiction, our decision regarding the need for a valuation allowance could change, resulting in either the initial recognition or reversal of a valuation allowance in that jurisdiction, which could have a significant impact on income tax expense in the period recognized and subsequent periods. In determining the provision for income taxes for financial statement purposes, we make certain estimates and judgments, which affect our evaluation of the carrying value of our deferred tax assets, as well as our calculation of certain tax liabilities.

The calculation of our gross unrecognized tax benefits and liabilities includes uncertainties in the application of, and changes in, complex tax regulations in a multitude of jurisdictions across our global operations. We recognize tax benefits and liabilities based on our estimate of whether, and the extent to which, additional taxes will be due. We adjust these benefits and liabilities based on changing facts and circumstances; however, due to the complexity of these uncertainties and the impact of tax audits, the ultimate resolutions may differ significantly from our estimates.

For further information, see “— Forward-Looking Statements,” and Note 7, “Income Taxes,” to the consolidated financial statements included in this Report.

Fair Value Measurements

We measure certain assets and liabilities at fair value on a non-recurring basis using unobservable inputs (Level 3 input based on the GAAP fair value hierarchy). For further information on these fair value measurements, see “— Impairment of Goodwill,” “— Impairment of Long-Lived Assets,” “— Restructuring” and “— Impairment of Investments in Affiliates” above.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2013, there were no material changes in the methods or policies used to establish estimates and assumptions. Other matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of fixed and intangible assets, unsettled pricing discussions with customers and suppliers, restructuring accruals, deferred tax asset valuation allowances and income taxes, pension and other postretirement benefit plan assumptions, accruals related to litigation, warranty and environmental remediation costs and self-insurance accruals. Actual results may differ significantly from our estimates.

Recently Issued Accounting Pronouncements

For information on the impact of recently issued accounting pronouncements, see Note 15, “Accounting Pronouncements,” to the consolidated financial statements included in this Report.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “forecasts” and similar expressions identify certain of these forward-looking statements. We also may provide forward-looking statements in oral statements or other written materials released to the public. All such forward-looking statements contained or incorporated in this Report or in any other public statements which address operating performance, events or developments that we expect or anticipate may occur in the future, including, without limitation, statements related to business opportunities, awarded sales contracts, sales backlog and ongoing commercial arrangements, or statements expressing views about future operating results, are forward-looking statements. Actual results may differ materially from any or all forward-looking statements made by us. Important factors, risks and uncertainties that may cause actual results to differ materially from anticipated results include, but are not limited to:

•	general economic conditions in the markets in which we operate, including changes in interest rates or currency exchange rates;

•	the financial condition and restructuring actions of our customers and suppliers;

•	changes in actual industry vehicle production levels from our current estimates;

•	fluctuations in the production of vehicles or the loss of business with respect to, or the lack of commercial success of, a vehicle model for which we are a significant supplier;

•	disruptions in the relationships with our suppliers;

•	labor disputes involving us or our significant customers or suppliers or that otherwise affect us;

•	the outcome of customer negotiations and the impact of customer-imposed price reductions;

•	the impact and timing of program launch costs and our management of new program launches;

•	the costs, timing and success of restructuring actions;

•	increases in our warranty, product liability or recall costs;

•	risks associated with conducting business in foreign countries;

•	the impact of regulations on our foreign operations;

•	the operational and financial success of our joint ventures;

•	competitive conditions impacting us and our key customers and suppliers;

•	disruptions to our information technology systems;

•	the cost and availability of raw materials, energy, commodities and product components and our ability to mitigate such costs;

•	the outcome of legal or regulatory proceedings to which we are or may become a party;

•	the impact of pending legislation and regulations or changes in existing federal, state, local or foreign laws or regulations;

•	unanticipated changes in cash flow, including our ability to align our vendor payment terms with those of our customers;

•	limitations imposed by our existing indebtedness and our ability to access capital markets on commercially reasonable terms;

•	impairment charges initiated by adverse industry or market developments;

•	our ability to execute our strategic objectives;

•	changes in discount rates and the actual return on pension assets;

•	costs associated with compliance with environmental laws and regulations;

•	the impact of new regulations related to conflict minerals;

•	developments or assertions by or against us relating to intellectual property rights;

•	our ability to utilize our net operating loss, capital loss and tax credit carryforwards;

•	global sovereign fiscal matters and creditworthiness, including potential defaults and the related impacts on economic activity, including the possible effects on credit markets, currency values, monetary unions, international treaties and fiscal policies; and

•	other risks, described in Part I — Item 1A, “Risk Factors,” as well as the risks and information provided from time to time in our filings with the Securities and Exchange Commission.

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

ITEM 8 – CONSOLIDATED FINANCIAL STATEMENTS AND

SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Lear Corporation

We have audited the accompanying consolidated balance sheets of Lear Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lear Corporation and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lear Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated February 10, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan

February 10, 2014

Report of Independent Registered Public Accounting Firm on

Internal Control over Financial Reporting

The Board of Directors and Shareholders of Lear Corporation

We have audited Lear Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Lear Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Lear Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of Lear Corporation and subsidiaries, and our report dated February 10, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan

February 10, 2014

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

December 31,	2013	2012

Assets
Current Assets:
Cash and cash equivalents	$1,137.7	$1,402.2
Accounts receivable	2,278.3	2,040.7
Inventories	818.7	727.1
Other	687.8	703.5

Total current assets	4,922.5	4,873.5

Long-Term Assets:
Property, plant and equipment, net	1,587.2	1,403.1
Goodwill	757.2	746.5
Other	1,064.0	1,171.0

Total long-term assets	3,408.4	3,320.6

Total assets	$8,330.9	$8,194.1

Liabilities and Equity
Current Liabilities:
Accounts payable and drafts	$2,438.7	$2,233.0
Accrued liabilities	1,140.4	983.9

Total current liabilities	3,579.1	3,216.9

Long-Term Liabilities:
Long-term debt	1,057.1	626.3
Other	545.2	738.7

Total long-term liabilities	1,602.3	1,365.0

Equity:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 shares of Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 88,062,341 and 107,863,310 shares issued as of December 31, 2013 and 2012, respectively	0.9	1.1
Additional paid-in capital, including warrants to purchase common stock	1,652.9	2,155.7
Common stock held in treasury, 7,311,037 and 11,921,235 shares as of December 31, 2013 and 2012, respectively, at cost	(362.1)	(517.9)
Retained earnings	1,920.3	2,149.0
Accumulated other comprehensive loss	(166.1)	(300.8)

Lear Corporation stockholders’ equity	3,045.9	3,487.1
Noncontrolling interests	103.6	125.1

Equity	3,149.5	3,612.2

Total liabilities and equity	$8,330.9	$8,194.1

The accompanying notes are an integral part of these consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

For the year ended December 31,	2013	2012	2011
Net sales	$16,234.0	$14,567.0	$14,156.5
Cost of sales	14,934.3	13,349.5	12,963.3
Selling, general and administrative expenses	528.7	479.3	485.6
Amortization of intangible assets	34.4	33.0	28.0
Interest expense	68.4	49.9	39.7
Other expense, net	58.1	6.4	24.2

Consolidated income before provision (benefit) for income taxes and equity in net income of affiliates	610.1	648.9	615.7
Provision (benefit) for income taxes	192.7	(638.0)	68.8
Equity in net income of affiliates	(38.4)	(30.3)	(23.5)

Consolidated net income	455.8	1,317.2	570.4
Less: Net income attributable to noncontrolling interests	24.4	34.4	29.7

Net income attributable to Lear	$431.4	$1,282.8	$540.7

Basic net income per share attributable to Lear	$5.07	$13.04	$5.21

Diluted net income per share attributable to Lear	$4.99	$12.85	$5.08

The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

For the year ended December 31,	2013	2012	2011
Consolidated net income	$455.8	$1,317.2	$570.4

Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	145.4	(10.8)	(181.7)
Derivative instrument and hedging activities	(8.0)	40.3	(36.3)
Foreign currency translation adjustments	(1.2)	2.9	(33.5)

Total other comprehensive income (loss)	136.2	32.4	(251.5)

Consolidated comprehensive income	592.0	1,349.6	318.9
Less: Comprehensive income attributable to noncontrolling interests	25.9	35.6	32.2

Comprehensive income attributable to Lear	$566.1	$1,314.0	$286.7

The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In millions, except share data)

	Preferred Stock	Common Stock	Additional Paid- in Capital	Common Stock Held in Treasury	Retained Earnings
Balance at December 31, 2010	$—	$1.1	$2,116.0	$(13.4)	$434.5
Comprehensive income (loss):
Net income	—	—	—	—	540.7
Other comprehensive income (loss)	—	—	—	—	—

Total comprehensive income (loss)	—	—	—	—	540.7
Issuance of 1,092,437 shares of common stock related to exercises of warrants	—	—	—	—	—
Stock-based compensation	—	—	34.6	(13.1)	—
Repurchases of 6,182,429 shares of common stock at an average price of $45.15 per share	—	—	—	(279.1)	—
Dividends declared to Lear Corporation stockholders	—	—	—	—	(52.9)
Dividends paid to noncontrolling interests	—	—	—	—	—
Acquisition of controlling interest in affiliate	—	—	—	—	—

Balance at December 31, 2011	$—	$1.1	$2,150.6	$(305.6)	$922.3

Comprehensive income (loss):
Net income	—	—	—	—	1,282.8
Other comprehensive income (loss)	—	—	—	—	—

Total comprehensive income (loss)	—	—	—	—	1,282.8
Issuance of 38,017 shares of common stock related to exercises of warrants	—	—	—	—	—
Stock-based compensation	—	—	39.8	(13.0)	—
Excess tax benefits related to stock-based compensation	—	—	0.3	—	—
Issuances of 541,890 shares held in treasury at an average price of $43.46 per share in settlement of stock-based compensation	—	—	(23.5)	23.5	—
Repurchases of 5,357,443 shares of common stock at an average price of $41.59 per share	—	—	—	(222.8)	—
Dividends declared to Lear Corporation stockholders	—	—	—	—	(56.1)
Dividends paid to noncontrolling interests	—	—	—	—	—
Acquisition of outstanding noncontrolling interests	—	—	(11.5)	—	—

Balance at December 31, 2012	$—	$1.1	$2,155.7	$(517.9)	$2,149.0

Comprehensive income (loss):
Net income	—	—	—	—	431.4
Other comprehensive income (loss)	—	—	—	—	—

Total comprehensive income (loss)	—	—	—	—	431.4
Issuance of 195,974 shares of common stock related to exercises of warrants	—	—	—	—	—
Stock-based compensation	—	—	59.4	(4.1)	—
Excess tax benefits related to stock-based compensation	—	—	0.1	—	—
Issuances of 207,468 shares held in treasury at an average price of $45.11 per share in settlement of stock-based compensation	—	—	(9.4)	9.4	—
Repurchases of 15,533,758 shares of common stock at an average price of $54.08 per share	—	—	(160.0)	(840.1)	—
Retirement of 20,000,000 shares held in treasury at average price of $49.53 per share	—	(0.2)	(389.7)	990.6	(600.7)
Dividends declared to Lear Corporation stockholders	—	—	—	—	(59.4)
Dividends paid to noncontrolling interests	—	—	—	—	—
Acquisition of outstanding noncontrolling interests	—	—	(3.2)	—	—

Balance at December 31, 2013	$—	$0.9	$1,652.9	$(362.1)	$1,920.3

The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (continued)

(In millions, except share data)

	Accumulated Other Comprehensive Loss, net of tax
	Defined Benefit Plans	Derivative Instruments and Hedging Activities	Cumulative Translation Adjustments	Lear Corporation Stockholders’ Equity	Non- controlling Interests	Equity
Balance at December 31, 2010	$(57.4)	$(1.3)	$(19.3)	$2,460.2	$108.6	$2,568.8
Comprehensive income (loss):
Net income	—	—	—	540.7	29.7	570.4
Other comprehensive income (loss)	(181.7)	(36.3)	(36.0)	(254.0)	2.5	(251.5)

Total comprehensive income (loss)	(181.7)	(36.3)	(36.0)	286.7	32.2	318.9
Issuance of 1,092,437 shares of common stock related to exercises of warrants	—	—	—	—	—	—
Stock-based compensation	—	—	—	21.5	—	21.5
Repurchases of 6,182,429 shares of common stock at an average price of $45.15 per share	—	—	—	(279.1)	—	(279.1)
Dividends declared to Lear Corporation stockholders	—	—	—	(52.9)	—	(52.9)
Dividends paid to noncontrolling interests	—	—	—	—	(18.5)	(18.5)
Acquisition of controlling interest in affiliate	—	—	—	—	2.4	2.4

Balance at December 31, 2011	$(239.1)	$(37.6)	$(55.3)	$2,436.4	$124.7	$2,561.1

Comprehensive income (loss):
Net income	—	—	—	1,282.8	34.4	1,317.2
Other comprehensive income (loss)	(10.8)	40.3	1.7	31.2	1.2	32.4

Total comprehensive income (loss)	(10.8)	40.3	1.7	1,314.0	35.6	1,349.6
Issuance of 38,017 shares of common stock related to exercises of warrants	—	—	—	—	—	—
Stock-based compensation	—	—	—	26.8	—	26.8
Excess tax benefits related to stock-based compensation	—	—	—	0.3	—	0.3
Issuances of 541,890 shares held in treasury at an average price of $43.46 per share in settlement of stock-based compensation	—	—	—	—	—	—
Repurchases of 5,357,443 shares of common stock at an average price of $41.59 per share	—	—	—	(222.8)	—	(222.8)
Dividends declared to Lear Corporation stockholders	—	—	—	(56.1)	—	(56.1)
Dividends paid to noncontrolling interests	—	—	—	—	(23.1)	(23.1)
Acquisition of outstanding noncontrolling interests	—	—	—	(11.5)	(12.1)	(23.6)

Balance at December 31, 2012	$(249.9)	$2.7	$(53.6)	$3,487.1	$125.1	$3,612.2

Comprehensive income (loss):
Net income	—	—	—	431.4	24.4	455.8
Other comprehensive income (loss)	145.4	(8.0)	(2.7)	134.7	1.5	136.2

Total comprehensive income (loss)	145.4	(8.0)	(2.7)	566.1	25.9	592.0
Issuance of 195,974 shares of common stock related to exercises of warrants	—	—	—	—	—	—
Stock-based compensation	—	—	—	55.3	—	55.3
Excess tax benefits related to stock-based compensation	—	—	—	0.1	—	0.1
Issuances of 207,468 shares held in treasury at an average price of $45.11 per share in settlement of stock-based compensation	—	—	—	—	—	—
Repurchases of 15,533,758 shares of common stock at an average price of $54.08 per share	—	—	—	(1,000.1)	—	(1,000.1)
Retirement of 20,000,000 shares held in treasury at average price of $49.53 per share	—	—	—	—	—	—
Dividends declared to Lear Corporation stockholders	—	—	—	(59.4)	—	(59.4)
Dividends paid to noncontrolling interests	—	—	—	—	(44.0)	(44.0)
Acquisition of outstanding noncontrolling interests	—	—	—	(3.2)	(3.4)	(6.6)

Balance at December 31, 2013	$(104.5)	$(5.3)	$(56.3)	$3,045.9	$103.6	$3,149.5

The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

For the year ended December 31,	2013	2012	2011
Cash Flows from Operating Activities:
Consolidated net income	$455.8	$1,317.2	$570.4
Adjustments to reconcile consolidated net income to net cash provided by operating activities –
Equity in net income of affiliates	(38.4)	(30.3)	(23.5)
Loss on extinguishment of debt	3.6	3.7	—
Fixed asset impairment charges	11.1	6.5	2.2
Deferred tax provision (benefit)	45.4	(693.7)	(49.4)
Depreciation and amortization	285.5	239.5	246.3
Stock-based compensation	59.4	39.8	34.6
Net change in recoverable customer engineering, development and tooling	3.2	(36.7)	(11.4)
Net change in working capital items (see below)	(8.2)	(48.8)	(6.3)
Changes in other long-term liabilities	(25.6)	(22.8)	4.3
Changes in other long-term assets	12.9	(20.3)	21.3
Other, net	15.4	(24.3)	1.8

Net cash provided by operating activities	820.1	729.8	790.3

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(460.6)	(458.3)	(329.5)
Insurance proceeds	7.1	19.2	3.5
Cash paid for acquisitions, net of cash acquired	—	(243.9)	(8.4)
Other, net	49.6	(4.9)	31.2

Net cash used in investing activities	(403.9)	(687.9)	(303.2)

Cash Flows from Financing Activities:
Proceeds from the issuance of senior notes	500.0	—	—
Repurchase of senior notes	(72.1)	(72.1)	—
Payment of debt issuance and other financing costs	(13.4)	—	(4.8)
Other long-term debt repayments, net	—	—	(1.1)
Short-term repayments, net	—	—	(4.0)
Repurchase of common stock	(1,000.1)	(222.8)	(279.1)
Dividends paid to Lear Corporation stockholders	(58.4)	(54.6)	(51.1)
Dividends paid to noncontrolling interests	(44.0)	(23.1)	(18.5)
Other, net	(10.5)	(23.5)	(13.7)

Net cash used in financing activities	(698.5)	(396.1)	(372.3)

Effect of foreign currency translation	17.8	2.1	(14.6)

Net Change in Cash and Cash Equivalents	(264.5)	(352.1)	100.2
Cash and Cash Equivalents as of Beginning of Period	1,402.2	1,754.3	1,654.1

Cash and Cash Equivalents as of End of Period	$1,137.7	$1,402.2	$1,754.3

Changes in Working Capital Items:
Accounts receivable	$(239.6)	$(111.5)	$(165.8)
Inventories	(102.0)	(60.0)	(101.0)
Accounts payable	189.5	174.6	216.7
Accrued liabilities and other	143.9	(51.9)	43.8

Net change in working capital items	$(8.2)	$(48.8)	$(6.3)

Supplementary Disclosure:
Cash paid for interest	$64.2	$58.4	$59.9

Cash paid for income taxes, net of refunds received of $12.6 in 2013, $12.7 in 2012 and $21.1 in 2011	$152.9	$85.0	$79.8

The accompanying notes are an integral part of these consolidated financial statements.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(1) Basis of Presentation

Lear Corporation (“Lear,” and together with its consolidated subsidiaries, the “Company”) and its affiliates design and manufacture automotive seating and electrical distribution systems and related components. The Company’s main customers are automotive original equipment manufacturers. The Company operates facilities worldwide.

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

Accounts Receivable

The Company records accounts receivable as title is transferred to its customers. The Company’s customers are the world’s major automotive manufacturers. The Company records accounts receivable reserves for known collectibility issues, as such issues relate to specific transactions or customer balances. As of December 31, 2013 and 2012, accounts receivable are reflected net of reserves of $34.5 million and $35.4 million, respectively. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected. Generally, the Company does not require collateral for its accounts receivable.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. The Company records inventory reserves for inventory in excess of production and/or forecasted requirements and for obsolete inventory in production and service inventories. As of December 31, 2013 and 2012, inventories are reflected net of reserves of $98.8 million and $89.8 million, respectively. A summary of inventories is shown below (in millions):

December 31,	2013	2012
Raw materials	$633.5	$582.2
Work-in-process	45.8	37.4
Finished goods	139.4	107.5

Inventories	$818.7	$727.1

Pre-Production Costs Related to Long-Term Supply Agreements

The Company incurs pre-production engineering and development (“E&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production E&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the Company does not have a non-cancelable right to use the tooling. During 2013 and 2012, the Company capitalized $202.1 million and $201.5 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During 2013 and 2012, the Company also capitalized $233.1 million and $164.7 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying consolidated balance sheets. During 2013 and 2012, the Company collected $423.9 million and $346.8 million, respectively, of cash related to E&D and tooling costs.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The classification of recoverable customer E&D and tooling costs related to long-term supply agreements is shown below (in millions):

December 31,	2013	2012
Current	$134.2	$141.8
Long-term	52.9	55.0

Recoverable customer E&D and tooling	$187.1	$196.8

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

Buildings and improvements	10 to 40 years
Machinery and equipment	5 to 10 years

A summary of property, plant and equipment is shown below (in millions):

December 31,	2013	2012
Land	$113.4	$114.0
Buildings and improvements	532.0	475.1
Machinery and equipment	1,645.0	1,306.6
Construction in progress	155.2	139.6

Total property, plant and equipment	2,445.6	2,035.3
Less – accumulated depreciation	(858.4)	(632.2)

Net property, plant and equipment	$1,587.2	$1,403.1

Depreciation expense was $251.1 million, $206.6 million and $218.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

In 2013, the Company performed a qualitative assessment for certain of its reporting units and a quantitative assessment for others. All assessments were completed as of the first day of the Company’s fourth quarter. The assessments indicated that the fair value of each of the reporting units exceeded its respective carrying value. The Company does not believe that any of its reporting units is at risk for impairment.

A summary of the changes in the carrying amount of goodwill, by reportable operating segment, for each of the periods in the two years ended December 31, 2013, is shown below (in millions):

Seating
Balance as of December 31, 2011	$628.6
Acquisition	113.9
Foreign currency translation and other	4.0

Balance as of December 31, 2012	$746.5
Foreign currency translation and other	10.7

Balance as of December 31, 2013	$757.2

Intangible Assets

Intangible assets consist primarily of certain intangible assets recorded in connection with the adoption of fresh-start accounting in 2009 and the acquisition of Guilford Mills (“Guilford”) in 2012. These intangible assets were recorded at their estimated fair value, based on independent appraisals, as of the transaction or acquisition date. The technology intangible asset includes the Company’s proprietary patents. The value assigned to technology intangibles is based on the royalty savings method, which applies a hypothetical royalty rate to projected revenues attributable to the identified technologies. Royalty rates were determined based on analysis of market information and discussions with the Company’s management. The customer-based intangible asset includes the Company’s established relationships with its customers and the ability of these customers to generate future economic profits for the Company. The value assigned to customer-based intangibles is based on the present value of future earnings attributable to the asset group after recognition of required returns to other contributory assets. A summary of intangible assets as of December 31, 2013 and 2012, is shown below (in millions):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (years)
Technology	$32.7	$(13.0)	$19.7	8.9
Customer-based	223.1	(113.1)	110.0	8.0

Balance as of December 31, 2013	$255.8	$(126.1)	$129.7	8.1

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (years)
Technology	$32.2	$(9.0)	$23.2	8.8
Customer-based	224.6	(83.5)	141.1	7.8

Balance as of December 31, 2012	$256.8	$(92.5)	$164.3	8.0

Excluding the impact of any future acquisitions, the Company’s estimated annual amortization expense for the five succeeding years is shown below (in millions):

Year	Expense
2014	34.1
2015	34.1
2016	29.8
2017	7.9
2018	6.0

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

For the years ended December 31, 2013, 2012 and 2011, the Company recognized fixed asset impairment charges of $9.2 million, $6.0 million and $1.0 million, respectively, in conjunction with its restructuring actions (Note 4, “Restructuring”), as well as additional fixed asset impairment charges of $1.9 million, $0.5 million and $1.2 million, respectively.

Fixed asset impairment charges are recorded in cost of sales in the accompanying consolidated statements of income for the years ended December 31, 2013, 2012 and 2011.

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

Revenue Recognition and Sales Commitments

The Company enters into agreements with its customers to produce products at the beginning of a vehicle’s life cycle. Although such agreements do not provide for a specified quantity of products, once the Company enters into such agreements, the Company is generally required to fulfill its customers’ purchasing requirements for the production life of the vehicle. These agreements generally may be terminated by the Company’s customers at any time. Historically, terminations of these agreements have been minimal. Sales are generally recorded upon shipment of product to customers and transfer of title under standard commercial terms. In certain instances, the Company may be committed under existing agreements to supply products to its customers at selling prices which are not sufficient to cover the direct cost to produce such products. In such situations, the Company recognizes losses as they are incurred.

The Company receives purchase orders from its customers on an annual basis. Generally, each purchase order provides the annual terms, including pricing, related to a particular vehicle model. Purchase orders do not specify quantities. The Company recognizes revenue based on the pricing terms included in its annual purchase orders. The Company is asked to provide its customers with annual price reductions as part of certain agreements. The Company accrues for such amounts as a reduction of revenue as its products are shipped to its customers. In addition, the Company has ongoing adjustments to its pricing arrangements with its customers based on the related content, the cost of its products and other commercial factors. Such pricing accruals are adjusted as they are settled with the Company’s customers.

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Engineering and Development

Costs incurred in connection with the development of new products and manufacturing methods within one year of launch, to the extent not recoverable from the Company’s customers, are charged to cost of sales as incurred. Such costs are charged to selling, general and administrative expenses when incurred more than one year prior to launch. Engineering and development costs charged to selling, general and administrative expenses totaled $108.4 million, $104.3 million and $110.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Other Expense, Net

Other expense, net includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt (Note 6, “Debt”), gains and losses on the disposal of fixed assets (Note 11, “Commitments and Contingencies”) and other miscellaneous income and expense. A summary of other expense, net is shown below (in millions):

For the year ended December 31,	2013	2012	2011
Other expense	$59.9	$33.9	$27.8
Other income	(1.8)	(27.5)	(3.6)

Other expense, net	$58.1	$6.4	$24.2

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

The Company’s current and future provision for income taxes is impacted by the initial recognition of and changes in valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. The Company’s future provision for income taxes will include no tax benefit with respect to losses incurred and, except for certain jurisdictions, no tax expense with respect to income generated in these countries until the respective valuation allowances are eliminated. Accordingly, income taxes are impacted by changes in valuation allowances and the mix of earnings among jurisdictions. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. In completing this evaluation, the Company considers all available evidence in order to determine whether, based on the weight of the evidence, a valuation allowance for its deferred tax assets is necessary. Such evidence includes historical results, future reversals of existing taxable temporary differences and expectations for future taxable income (exclusive of the reversal of temporary differences and carryforwards), as well as the implementation of feasible and prudent tax planning strategies. If, based on the weight of the evidence, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized, a valuation allowance is recorded. If operating results improve or decline on a continual basis in a particular jurisdiction, the Company’s decision regarding the need for a valuation allowance could change, resulting in either the initial recognition or reversal of a valuation allowance in that jurisdiction, which could have a significant impact on income tax expense in the period recognized and subsequent periods. In determining the provision for income taxes for financial statement purposes, the Company makes certain estimates and judgments, which affect its evaluation of the carrying value of its deferred tax assets, as well as its calculation of certain tax liabilities.

The calculation of the Company’s gross unrecognized tax benefits and liabilities includes uncertainties in the application of, and changes in, complex tax regulations in a multitude of jurisdictions across its global operations. The Company recognizes tax benefits and liabilities based on its estimates of whether, and the extent to which, additional taxes will be due. The Company adjusts these benefits and liabilities based on changing facts and circumstances; however, due to the complexity of these uncertainties and the impact of tax audits, the ultimate resolutions may differ significantly from the Company’s estimates.

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Net Income Per Share Attributable to Lear

Basic net income per share attributable to Lear is computed using the two-class method by dividing net income attributable to Lear, after deducting undistributed earnings allocated to participating securities, by the average number of common shares outstanding during the period. Common shares issuable upon the satisfaction of certain conditions pursuant to a contractual agreement are considered common shares outstanding and are included in the computation of basic net income per share attributable to Lear.

Diluted net income per share attributable to Lear is computed using the treasury stock method by dividing net income attributable to Lear by the average number of common shares outstanding, including the dilutive effect of common stock equivalents using the average share price during the period.

A summary of information used to compute basic net income per share attributable to Lear is shown below (in millions, except share and per share data):

For the year ended December 31,	2013	2012	2011
Net income attributable to Lear	$431.4	$1,282.8	$540.7

Average common shares outstanding	85,094,889	98,388,228	103,750,223

Basic net income per share attributable to Lear	$5.07	$13.04	$5.21

A summary of information used to compute diluted net income per share attributable to Lear is shown below (in millions, except share and per share data):

For the year ended December 31,	2013	2012	2011
Net income attributable to Lear	$431.4	$1,282.8	$540.7

Average common shares outstanding	85,094,889	98,388,228	103,750,223
Dilutive effect of common stock equivalents	1,320,897	1,437,458	2,594,144

Average diluted shares outstanding	86,415,786	99,825,686	106,344,367

Diluted net income per share attributable to Lear	$4.99	$12.85	$5.08

Comprehensive Income

Comprehensive income is defined as all changes in the Company’s net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items recorded in equity are included in comprehensive income.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of changes in accumulated other comprehensive income (loss), net of tax is shown below (in millions):

For the year ended December 31,	2013	2012	2011
Defined benefit plans:
Balance at beginning of year	$(249.9)	$(239.1)	$(57.4)
Reclassification adjustments	11.0	4.2	13.3
Other comprehensive income (loss) recognized during the period	134.4	(15.0)	(195.0)

Balance at end of year	$(104.5)	$(249.9)	$(239.1)

Derivative instruments and hedging activities:
Balance at beginning of year	$2.7	$(37.6)	$(1.3)
Reclassification adjustments	(21.0)	2.0	11.9
Other comprehensive income (loss) recognized during the period	13.0	38.3	(48.2)

Balance at end of year	$(5.3)	$2.7	$(37.6)

Cumulative translation adjustments:
Balance at beginning of year	$(53.6)	$(55.3)	$(19.3)
Other comprehensive income (loss) recognized during the period	(2.7)	1.7	(36.0)

Balance at end of year	$(56.3)	$(53.6)	$(55.3)

Other comprehensive income (loss) related to the Company’s defined benefit plans includes pretax reclassification adjustments of $15.4 million, $5.4 million and $17.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. See Note 8, “Pension and Other Postretirement Benefit Plans.” Other comprehensive income (loss) related to the Company’s derivative instruments and hedging activities includes pretax reclassification adjustments of ($32.2) million, $3.2 million and $12.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. See Note 13, “Financial Instruments.”

Product Warranty

The Company records product warranty reserves based on its individual customer agreements. Product warranty reserves are recorded for known warranty issues when liability for such issues is probable and related amounts are reasonably estimable.

Segment Reporting

The Company has two reportable operating segments: seating, which includes seats and related components, such as seat structures and mechanisms, seat covers, seat foam and headrests, and electrical, which includes electrical distribution systems for both traditional powertrain vehicles, as well as high-power for hybrid and electric vehicles. Key components of the Company’s electrical business include wiring harnesses, terminals and connectors, junction boxes, electronic control modules and wireless control devices. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment.

Each of the Company’s operating segments reports its results from operations and makes its requests for capital expenditures directly to the chief operating decision-making group. The economic performance of each operating segment is driven primarily by automotive production volumes in the geographic regions in which it operates, as well as by the success of the vehicle platforms for which it supplies products. Also, each operating segment operates in the competitive Tier 1 automotive supplier environment and is continually working with its customers to manage costs and improve quality. The Company’s production processes generally make use of hourly labor, dedicated facilities, sequential manufacturing and assembly processes and commodity raw materials.

The Company evaluates the performance of its operating segments based primarily on (i) revenues from external customers, (ii) pretax income before equity in net income of affiliates, interest expense and other expense, (“segment earnings”) and (iii) cash flows, being defined as segment earnings less capital expenditures plus depreciation and amortization.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2013, there were no material changes in the methods or policies used to establish estimates and assumptions. Other matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of fixed and intangible assets and unsettled pricing discussions with customers and suppliers (Note 2, “Summary of Significant Accounting Policies”); restructuring accruals (Note 4, “Restructuring”); deferred tax asset valuation allowances and income taxes (Note 7, “Income Taxes”); pension and other postretirement benefit plan assumptions (Note 8, “Pension and Other Postretirement Benefit Plans”); accruals related to litigation, warranty and environmental remediation costs (Note 11, “Commitments and Contingencies”); and self-insurance accruals. Actual results may differ significantly from the Company’s estimates.

Reclassifications

Certain amounts in prior periods’ financial statements have been reclassified to conform to the presentation used in the year ended December 31, 2013.

(3) Acquisition

On May 31, 2012, the Company completed the acquisition of Guilford, which manufactures fabrics for the automotive and specialty markets, for $243.9 million, net of cash acquired. In addition, the Company incurred transaction costs of $5.0 million related to advisory services in 2012, which have been expensed as incurred.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Guilford acquisition was accounted for as a purchase, and accordingly, the assets acquired and liabilities assumed are included in the accompanying consolidated balance sheet as of December 31, 2013 and 2012. The operating results and cash flows of Guilford are included in the accompanying consolidated financial statements from the date of acquisition. The preliminary purchase price and related allocation are shown below (in millions):

Purchase price paid to former owner, net of cash acquired	$243.9

Property, plant and equipment	$89.9
Other assets purchased and liabilities assumed, net	(16.6)
Goodwill	114.6
Intangible assets	56.0

Preliminary purchase price allocation	$243.9

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

(4) Restructuring

In 2013, the Company recorded charges of $77.9 million in connection with its restructuring actions. These charges consist of $52.6 million recorded as cost of sales and $25.3 million recorded as selling, general and administrative expenses. The restructuring charges consist of employee termination benefits of $54.1 million, asset impairment charges of $9.2 million and contract termination costs of $2.8 million, as well as other related costs of $11.8 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $9.2 million in excess of related estimated fair values. Contract termination costs include pension benefit plan settlement charges of $2.5 million and other various costs of $0.3 million. The Company expects to incur approximately $40.2 million of additional restructuring costs related to activities initiated as of December 31, 2013, and expects that the components of such costs will be consistent with its historical experience. Any future restructuring actions will depend upon market conditions, customer actions and other factors.

A summary of 2013 activity, excluding pension benefit plan settlement charges of $2.5 million, is shown below (in millions):

	Accrual as of	2013	Utilization		Accrual as of
	January 1, 2013	Charges	Cash	Non-cash	December 31, 2013
Employee termination benefits	$38.5	$54.1	$(53.9)	$—	$38.7
Asset impairments	—	9.2	—	(9.2)	—
Contract termination costs	5.7	0.3	(0.4)	—	5.6
Other related costs	—	11.8	(11.8)	—	—

Total	$44.2	$75.4	$(66.1)	$(9.2)	$44.3

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of 2012 activity is shown below (in millions):

	Accrual as of January 1, 2012	2012 Charges	Utilization		Accrual as of December 31, 2012
			Cash	Non-cash
Employee termination benefits	$56.8	$45.4	$(63.7)	$—	$38.5
Asset impairments	—	6.0	—	(6.0)	—
Contract termination costs	5.7	1.9	(1.9)	—	5.7
Other related costs	—	1.8	(1.8)	—	—

Total	$62.5	$55.1	$(67.4)	$(6.0)	$44.2

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

A summary of 2011 activity, excluding pension benefit plan settlement charges of $17.1 million, is shown below (in millions):

	Accrual as of January 1, 2011	2011 Charges	Utilization		Accrual as of December 31, 2011
			Cash	Non-cash
Employee termination benefits	$38.4	$44.5	$(26.1)	$—	$56.8
Asset impairments	—	1.0	—	(1.0)	—
Contract termination costs	3.7	2.5	(0.5)	—	5.7
Other related costs	—	3.1	(3.1)	—	—

Total	$42.1	$51.1	$(29.7)	$(1.0)	$62.5

(5) Investments in Affiliates and Other Related Party Transactions

The Company’s beneficial ownership in affiliates accounted for under the equity method is shown below:

December 31,	2013	2012	2011
Shanghai Lear STEC Automotive Parts Co., Ltd. (China)	55%	55%	55%
Beijing BAI Lear Automotive Systems Co., Ltd. (China)	50	50	50
Beijing Lear Automotive Electronics and Electrical Products Co., Ltd. (China)	50	50	50
Dong Kwang Lear Yuhan Hoesa (Korea)	50	50	50
Industrias Cousin Freres, S.L. (Spain)	50	50	50
Jiangxi Jiangling Lear Interior Systems Co., Ltd. (China)	50	50	50
Lear Dongfeng Automotive Seating Co., Ltd. (China)	50	50	50
Changchun Lear FAWSN Automotive Electrical and Electronics Co., Ltd. (China)	49	49	49
Changchun Lear FAWSN Automotive Seat Systems Co., Ltd. (China)	49	49	49
Honduras Electrical Distribution Systems S. de R.L. de C.V. (Honduras)	49	49	49
Kyungshin-Lear Sales and Engineering LLC	49	49	49
Tacle Seating USA, LLC	49	49	49
Beijing Lear Dymos Automotive Systems Co., Ltd. (China)	40	40	40
Dymos Lear Automotive India Private Limited (India)	35	35	35
RevoLaze, LLC	20	—	—
eLumigen, LLC	15	—	—
HB Polymer Company, LLC	10	—	—
International Automotive Components Group North America, LLC	—	23	23

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Summarized group financial information for affiliates accounted for under the equity method as of December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012 and 2011, is shown below (unaudited; in millions):

December 31,	2013	2012
Balance sheet data:
Current assets	$767.1	$1,729.8
Non-current assets	143.5	875.3
Current liabilities	548.9	1,395.0
Non-current liabilities	5.8	703.9

For the year ended December 31,	2013	2012	2011
Income statement data:
Net sales	$1,686.5	$6,240.5	$5,754.5
Gross profit	121.9	452.6	466.6
Income (loss) before provision for income taxes	110.1	(109.0)	91.5
Net income (loss) attributable to affiliates	89.0	(76.1)	56.7

As of December 31, 2013 and 2012, the Company’s aggregate investment in affiliates was $172.0 million and $177.8 million, respectively. In addition, the Company had receivables due from affiliates, including notes and advances, of $74.2 million and $45.4 million and payables due to affiliates of $8.8 million and $22.7 million as of December 31, 2013 and 2012, respectively.

A summary of transactions with affiliates and other related parties is shown below (in millions):

For the year ended December 31,	2013	2012	2011
Sales to affiliates	$145.1	$93.1	$96.2
Purchases from affiliates	41.5	141.9	134.0
Management and other fees for services provided to affiliates	22.3	23.0	13.8
Dividends received from affiliates	17.6	14.4	43.6

The Company’s investment in Shanghai Lear STEC Automotive Parts Co., Ltd. is accounted for under the equity method as the result of certain approval rights granted to the minority shareholders, including approval of the annual budget, business plan and the appointment or dismissal of management. The Company’s investments in eLumigen, LLC and HB Polymer Company, LLC are accounted for under the equity method as the Company’s interests in these entities are similar to partnership interests.

2013

In March 2013, the Company completed the sale of its 22.88% ownership interest in International Automotive Components Group North America, LLC for net proceeds of $49.6 million. The Company did not recognize a significant gain or loss related to this transaction. Also in 2013, the Company established investments in RevoLaze, LLC, eLumigen, LLC and HB Polymer Company, LLC.

2011

In March 2011, the Company acquired an additional 44% of TS Lear Automotive Sdn Bhd., an affiliate previously accounted for under the equity method, thereby increasing its ownership interest to 90%. The acquisition was accounted for as a purchase, and the assets purchased and liabilities assumed are reflected in the consolidated balance sheet as of December 31, 2011. Also in 2011, the Company established Changchun Lear FAWSN Automotive Seat Systems Co., Ltd., a joint venture with Changchun FAW Sihuan Group Corporation and Jilin Shouxin Industry Group Stock Company Limited, to manufacture and supply automotive seat assembly systems in China.

(6) Debt

Short-Term Borrowings

The Company utilizes uncommitted lines of credit as needed for its short-term working capital fluctuations. As of December 31, 2013 and 2012, the Company had lines of credit from banks totaling $5.4 million and $6.1 million, respectively, of which no amounts were outstanding and all of which were unused and available, subject to certain restrictions imposed by the Company’s senior notes and credit agreement.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Long-Term Debt

A summary of long-term debt and the related weighted average interest rates is shown below (in millions):

December 31,	2013		2012
Debt Instrument	Long-Term Debt	Weighted Average Interest Rate	Long-Term Debt	Weighted Average Interest Rate
7.875% Senior Notes due 2018	$278.8	8.00%	$313.4	8.00%
8.125% Senior Notes due 2020	278.3	8.25%	312.9	8.25%
4.75% Senior Notes due 2023	500.0	4.75%	—	N/A

Long-term debt	$1,057.1		$626.3

Senior Notes

As of December 31, 2013, the Company’s long-term debt consists of $280 million in aggregate principal amount at maturity of senior unsecured notes due 2018 at a stated coupon rate of 7.875% (the “2018 Notes”), $280 million in aggregate principal amount at maturity of senior unsecured notes due 2020 at a stated coupon rate of 8.125% (the “2020 Notes”) and $500 million in aggregate principal amount of senior unsecured notes due 2023 at a stated coupon rate of 4.75% (the “2023 Notes” and together with the 2018 Notes and the 2020 Notes, the “Notes”).

The 2018 Notes were priced at 99.276% of par, resulting in a yield to maturity of 8.00%, and the 2020 Notes were priced at 99.164% of par, resulting in a yield to maturity of 8.25%. The 2018 Notes and 2020 Notes were issued on March 26, 2010, and interest on the 2018 Notes and 2020 Notes is payable on March 15 and September 15 of each year. The 2018 Notes mature on March 15, 2018, and the 2020 Notes mature on March 15, 2020.

The Company may redeem all or part of the 2018 Notes and 2020 Notes, at its option, at any time on or after March 15, 2014, in the case of the 2018 Notes, and March 15, 2015, in the case of the 2020 Notes, at the redemption prices set forth below plus accrued and unpaid interest to the redemption date.

Twelve-Month Period Commencing March 15,	2018 Notes	2020 Notes
2014	103.938%	N/A
2015	101.969%	104.063%
2016	100.0%	102.708%
2017	100.0%	101.354%
2018 and thereafter	100.0%	100.0%

In addition, the Company may redeem up to 10% of the original aggregate principal amount of each series of 2018 Notes and 2020 Notes during any 12-month period prior to March 15, 2014, in the case of the 2018 Notes, and March 15, 2015, in the case of the 2020 Notes, at a price equal to 103% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.

Subject to certain limitations, in the event of a change of control of the Company, the Company will be required to make an offer to purchase the 2018 Notes and 2020 Notes at a purchase price equal to 101% of the principal amount of the 2018 Notes and 2020 Notes, plus accrued and unpaid interest to the date of purchase.

On March 26, 2013 and August 24, 2012, the Company redeemed 10% of the original aggregate principal amount of each of the 2018 Notes and 2020 Notes at a redemption price equal to 103% of the principal amount redeemed, plus accrued and unpaid interest to the redemption date. In connection with these transactions, the Company paid $72.1 million in both 2013 and 2012, and recognized losses of $3.6 million and $3.7 million on the partial extinguishment of debt in 2013 and 2012, respectively.

The 2023 Notes were issued on January 17, 2013, and interest on the 2023 Notes is payable on January 15 and July 15 of each year. The 2023 Notes were offered and sold in a private transaction to qualified institutional buyers under Rule 144A and, outside of the United States, pursuant to Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). The 2023 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an exemption from the registration requirements of the Securities Act. In connection with the issuance of the 2023 Notes, the Company entered into a registration rights agreement providing, among other things, customary registration rights with respect to the exchange of the 2023 Notes for a new issue of registered notes with substantially identical terms to the

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2023 Notes on or before June 2, 2014. The proceeds from the offering of $500 million, net of related issuance costs of $7.4 million, together with the Company’s existing sources of liquidity, were used for general corporate purposes, including, without limitation, the redemption of $70 million in aggregate principal amount of the 2018 Notes and 2020 Notes (see above), investments in additional component capabilities and emerging markets and share repurchases under the Company’s common stock share repurchase program (see Note 10, “Capital Stock and Equity”). The 2023 Notes mature on January 15, 2023.

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

The Notes are senior unsecured obligations. The Company’s obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain domestic subsidiaries, which are directly or indirectly 100% owned by Lear. See Note 16, “Supplemental Guarantor Consolidating Financial Statements.”

The indenture governing the 2018 Notes and 2020 Notes contains restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to: (i) incur additional debt, (ii) pay dividends and make other restricted payments, (iii) create or permit certain liens, (iv) issue or sell capital stock of the Company’s restricted subsidiaries, (v) use the proceeds from sales of assets and subsidiary stock, (vi) create or permit restrictions on the ability of the Company’s restricted subsidiaries to pay dividends or make other distributions to the Company, (vii) enter into transactions with affiliates, (viii) enter into sale and leaseback transactions and (ix) consolidate or merge or sell all or substantially all of the Company’s assets. The foregoing limitations are subject to exceptions as set forth in the 2018 Notes and 2020 Notes. In addition, if in the future the 2018 Notes and 2020 Notes have an investment grade credit rating from both Moody’s Investors Service and Standard & Poor’s Ratings Services and no default has occurred and is continuing, certain of these covenants will, thereafter, no longer apply to the 2018 Notes and 2020 Notes for so long as the 2018 Notes and 2020 Notes have an investment grade credit rating by both rating agencies. The indenture governing the 2018 Notes and 2020 Notes also contains customary events of default.

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

As of December 31, 2013, the Company was in compliance with all covenants under the indentures governing the Notes.

Revolving Credit Facility

On January 30, 2013, the Company amended and restated its senior secured credit agreement (the “revolving credit facility”) to, among other things, increase the borrowing capacity from $500 million to $1.0 billion, extend the maturity date to January 30, 2018, and reduce interest rates payable on outstanding borrowings under the facility. As of December 31, 2013, there were no borrowings outstanding under the revolving credit facility. During 2013, aggregate borrowings and repayments under the revolving credit facility were both $518.7 million.

Advances under the revolving credit facility generally bear interest at a variable rate per annum equal to (i) the Eurocurrency Rate (as defined) plus an adjustable margin of 1.0% to 2.25% based on the Company’s corporate rating (1.5% as of December 31, 2013), payable on the last day of each applicable interest period but in no event less frequently than quarterly, or (ii) the

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Adjusted Base Rate (as defined) plus an adjustable margin of 0.0% to 1.25% based on the Company’s corporate rating (0.50% as of December 31, 2013), payable quarterly. A facility fee, which ranges from 0.25% to 0.50% of the total amount committed under the revolving credit facility, is payable annually.

The Company’s obligations under the revolving credit facility are secured on a first priority basis by a lien on substantially all of the U.S. assets of the Company and its domestic subsidiaries, as well as 100% of the stock of the Company’s domestic subsidiaries and 65% of the stock of certain of the Company’s foreign subsidiaries. In addition, obligations under the revolving credit facility are guaranteed, jointly and severally, on a first priority basis, by certain domestic subsidiaries, which are directly or indirectly 100% owned by Lear. See Note 16, “Supplemental Guarantor Consolidating Financial Statements.”

The revolving credit facility contains various customary representations, warranties and covenants by the Company, including, without limitation, (i) covenants regarding maximum leverage and minimum interest coverage, (ii) limitations on fundamental changes involving the Company or its subsidiaries and (iii) limitations on indebtedness, liens, investments and restricted payments. As of December 31, 2013, the Company was in compliance with all covenants under the agreement governing the revolving credit facility.

Scheduled Maturities

As of December 31, 2013, scheduled maturities of long-term debt for the five succeeding years are shown below (in millions):

Year	Maturities
2018	$280.0

(7) Income Taxes

A summary of consolidated income before provision (benefit) for income taxes and equity in net income of affiliates and the components of provision (benefit) for income taxes is shown below (in millions):

For the year ended December 31,	2013	2012	2011
Consolidated income before provision (benefit) for income taxes and equity in net income of affiliates:
Domestic	$218.5	$289.3	$257.4
Foreign	391.6	359.6	358.3

	$610.1	$648.9	$615.7

Domestic provision (benefit) for income taxes:
Current provision (benefit)	$16.8	$(4.1)	$17.6
Deferred provision (benefit)	64.9	(720.8)	4.6

Total domestic provision (benefit)	81.7	(724.9)	22.2

Foreign provision for income taxes:
Current provision	130.5	59.8	100.6
Deferred provision (benefit)	(19.5)	27.1	(54.0)

Total foreign provision	111.0	86.9	46.6

Provision (benefit) for income taxes	$192.7	$(638.0)	$68.8

The domestic provision (benefit) includes withholding taxes related to dividends and royalties paid by the Company’s foreign subsidiaries, as well as state and local taxes. In 2012, the domestic benefit includes a tax benefit of $24.2 million related to certain transfer pricing items that are now recognized as a result of the release of the Company’s U.S. valuation allowance. The domestic deferred provision (benefit) includes the benefit of prior unrecognized net operating loss carryforwards of $104.8 million and $87.8 million for the years ended December 31, 2012 and 2011, respectively. The foreign deferred provision (benefit) includes the benefit of prior unrecognized net operating loss carryforwards of $4.1 million, $4.6 million and $14.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of the differences between the provision (benefit) for income taxes calculated at the United States federal statutory income tax rate of 35% and the consolidated provision (benefit) for income taxes is shown below (in millions):

For the year ended December 31,	2013	2012	2011
Consolidated income before provision (benefit) for income taxes and equity in net income of affiliates multiplied by the United States federal statutory income tax rate	$213.5	$227.1	$215.5
Differences in income taxes on foreign earnings, losses and remittances	(38.7)	1.8	(37.4)
Valuation allowance adjustments	0.2	(764.5)	(60.8)
Tax credits	(16.4)	(43.5)	(30.7)
Tax audits and assessments	2.7	(48.7)	17.6
Increase in tax loss carryforwards (1)	—	—	(22.4)
Increase in valuation allowance related to tax loss carryforwards (1)	—	—	22.4
Other	31.4	(10.2)	(35.4)

Provision (benefit) for income taxes	$192.7	$(638.0)	$68.8

(1)	Represents the increase in tax loss carryforwards resulting from an international restructuring transaction, which is subject to a full valuation allowance as it is not more likely than not that the deferred tax assets will be realized.

Internal Revenue Code of 1986, as amended (“IRC”), Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its U.S. net operating loss, capital loss and tax credit carryforwards (collectively, the “Tax Attributes”), as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. The Company’s emergence from Chapter 11 bankruptcy proceedings is considered a change in ownership for purposes of IRC Section 382. The limitation under the IRC is based on the value of the corporation as of the emergence date. As a result, the Company’s future U.S. taxable income may not be fully offset by the Tax Attributes if such income exceeds its annual limitation, and the Company may incur a tax liability with respect to such income. In addition, subsequent changes in ownership for purposes of the IRC could further limit the Company’s ability to use its Tax Attributes.

For the years ended December 31, 2013, 2012 and 2011, income in foreign jurisdictions with tax holidays was $73.7 million, $99.2 million and $115.8 million, respectively. Such tax holidays generally expire from 2014 through 2025.

Deferred income taxes represent temporary differences in the recognition of certain items for financial reporting and income tax purposes. A summary of the components of the net deferred income tax asset is shown below (in millions):

December 31,	2013	2012
Deferred income tax assets:
Tax loss carryforwards	$690.5	$708.3
Tax credit carryforwards	437.2	412.8
Retirement benefit plans	74.3	156.6
Accrued liabilities	133.9	115.8
Self-insurance reserves	9.5	11.3
Current asset basis differences	38.8	30.3
Long-term asset basis differences	(64.5)	(18.0)
Deferred compensation	40.9	33.7
Recoverable customer engineering, development and tooling	(22.2)	(11.4)
Undistributed earnings of foreign subsidiaries	(54.3)	(53.8)
Derivative instruments and hedging	(1.6)	(7.0)
Other	(0.8)	(0.7)

	1,281.7	1,377.9
Valuation allowance	(642.6)	(628.2)

Net deferred income tax asset	$639.1	$749.7

As of December 31, 2013 and 2012, the valuation allowance with respect to the Company’s deferred tax assets was $642.6 million and $628.2 million, respectively, a net increase of $14.4 million.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence, such as cumulative losses in recent years, which is objective and verifiable. When measuring cumulative losses in recent years, the Company uses a rolling three year period of pretax book income, adjusted for permanent differences between book and taxable income and certain other items. The Company was profitable in the United States in 2012 but remained in a cumulative loss position through the third quarter of 2012. As of December 31, 2012, the Company was no longer in a cumulative loss position. Based on three years of profitability in the United States, as well as a forecast of taxable income in the United States in 2013 and future years, management concluded that it was more likely than not that its net deferred tax assets would be realized. As a result, substantially all of the valuation allowance that had been provided with respect to the net deferred tax assets in the United States was reversed in the fourth quarter of 2012. As of December 31, 2013, the Company continues to maintain a valuation allowance of $36.0 million with respect to certain U.S. deferred tax assets that, due to their nature, are not likely to be realized. In addition, the Company continues to maintain a valuation allowance of $606.6 million with respect to its deferred tax assets in several international jurisdictions.

The classification of the net deferred income tax asset is shown below (in millions):

December 31,	2013	2012
Deferred income tax assets:
Current	$187.4	$166.0
Long-term	535.9	675.6
Deferred income tax liabilities:
Current	(23.1)	(19.1)
Long-term	(61.1)	(72.8)

Net deferred income tax asset	$639.1	$749.7

Deferred income taxes have not been provided on $948.0 million of certain undistributed earnings of the Company’s foreign subsidiaries as such amounts are considered to be permanently reinvested. It is not practicable to determine the unrecognized deferred tax liability on these earnings because the actual tax liability on these earnings, if any, is dependent on circumstances existing when remittance occurs.

As of December 31, 2013, the Company had tax loss carryforwards of $2.3 billion. Of the total tax loss carryforwards, $1.7 billion has no expiration date, and $635.8 million expires between 2014 and 2033. In addition, the Company had tax credit carryforwards of $437.2 million comprised principally of U.S. foreign tax credits, research and development credits and investment tax credits that generally expire between 2014 and 2033. As of December 31, 2013, the deferred tax asset related to domestic net operating loss carryforwards is lower than the actual amount reported on the Company’s domestic tax returns by approximately $18.1 million. This difference is the result of tax deductions in excess of financial statement amounts for stock-based compensation. When these amounts are realized, the Company will record the tax benefit as an increase to additional paid in capital.

As of December 31, 2013 and 2012, the Company’s gross unrecognized tax benefits were $45.2 million and $34.4 million (excluding interest and penalties), respectively, of which $31.9 million and $34.4 million, respectively, if recognized, would affect the Company’s effective tax rate. The gross unrecognized tax benefits are recorded in other long-term liabilities, with the exception of $0.6 million and $7.5 million (excluding interest and penalties), which is recorded in accrued liabilities, in the accompanying consolidated balance sheets as of December 31, 2013 and 2012, respectively.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of the changes in gross unrecognized tax benefits is shown below (in millions):

For the year ended December 31,	2013	2012	2011
Balance at beginning of period	$34.4	$49.4	$36.2
Additions based on tax positions related to current year	5.0	5.2	13.8
Additions (reductions) based on tax positions related to prior years	14.3	(18.5)	4.4
Settlements	(6.7)	—	—
Statute expirations	(0.8)	(1.8)	(2.6)
Foreign currency translation	(1.0)	0.1	(2.4)

Balance at end of period	$45.2	$34.4	$49.4

The Company recognizes interest and penalties with respect to unrecognized tax benefits as income tax expense. As of December 31, 2013 and 2012, the Company had recorded gross reserves of $6.7 million and $6.2 million (excluding federal benefit where applicable), respectively, related to interest and penalties, of which $6.6 million and $4.4 million, respectively, if recognized, would affect the Company’s effective tax rate. For the years ended December 31, 2013, 2012 and 2011, the Company recorded net tax (benefit) expense (including federal benefit where applicable) related to changes in its reserves for interest and penalties of $2.4 million, ($4.1) million and $1.4 million, respectively.

The Company operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subject to review by both domestic and foreign tax authorities. During the next twelve months, it is reasonably possible that, as a result of audit settlements, the conclusion of current examinations and the expiration of the statute of limitations in multiple jurisdictions, the Company may decrease the amount of its gross unrecognized tax benefits by approximately $0.6 million, all of which, if recognized, would affect the Company’s effective tax rate. The gross unrecognized tax benefits subject to potential decrease involve issues related to transfer pricing and various other tax items in multiple jurisdictions. However, as a result of ongoing examinations, tax proceedings in certain countries, additions to the gross unrecognized tax benefits for positions taken and interest and penalties, if any, arising in 2014, it is not possible to estimate the potential net increase or decrease to the Company’s gross unrecognized tax benefits during the next twelve months.

The Company considers its significant tax jurisdictions to include Brazil, Canada, China, Germany, Hungary, Italy, Mexico, Poland, Spain and the United States. The Company or its subsidiaries generally remain subject to income tax examination in certain U.S. state and local jurisdictions for years after 2008. Further, the Company or its subsidiaries remain subject to income tax examination in Mexico and Spain for years after 2005, in Brazil, Hungary and Poland for years after 2007, in Canada and Italy generally for years after 2008, in China and Germany for years after 2009 and in the United States generally for years after 2012.

Legislation

In January 2013, the American Taxpayer Relief Act of 2012 was enacted, which retroactively reinstated and extended various tax provisions applicable to the Company, including the Research & Development Tax Credit. In 2013, the Company recognized a tax benefit of $3.4 million, which reduced the Company’s effective tax rate.

(8) Pension and Other Postretirement Benefit Plans

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Obligations and Funded Status

A reconciliation of the change in benefit obligation and the change in plan assets for the years ended December 31, 2013 and 2012, is shown below (in millions):

	Pension				Other Postretirement
	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Change in benefit obligation:
Benefit obligation at beginning of period	$656.3	$509.2	$533.9	$416.1	$102.0	$73.8	$113.0	$70.9
Service cost	2.9	10.2	3.2	9.6	0.1	1.1	0.5	1.0
Interest cost	26.2	20.7	25.4	21.0	3.6	2.0	4.4	3.2
Amendments and settlements	—	(13.8)	—	—	—	(25.5)	(3.2)	(3.3)
Actuarial (gain) loss	(79.9)	(24.3)	28.9	14.2	(8.4)	(2.5)	(6.9)	1.5
Benefits paid	(18.8)	(22.8)	(22.2)	(21.6)	(5.7)	(2.4)	(5.8)	(1.9)
Acquisition and other	—	—	87.1	55.5	—	—	—	—
Special termination benefits	—	0.1	—	—	—	0.8	—	0.3
Translation adjustment	—	(19.8)	—	14.4	—	(4.9)	—	2.1

Benefit obligation at end of period	$586.7	$459.5	$656.3	$509.2	$91.6	$42.4	$102.0	$73.8

	Pension				Other Postretirement
	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Change in plan assets:
Fair value of plan assets at beginning of period	$417.6	$390.6	$329.9	$314.0	$—	$—	$—	$—
Acquisition and other	—	—	46.8	37.8	—	—	—	—
Actual return on plan assets	79.1	57.6	46.3	31.2	—	—	—	—
Employer contributions	25.6	27.4	16.8	18.0	5.7	2.4	5.8	1.9
Benefits paid	(18.8)	(22.8)	(22.2)	(21.6)	(5.7)	(2.4)	(5.8)	(1.9)
Settlements	—	(13.8)	—	—	—	—	—	—
Translation adjustment	—	(22.0)	—	11.2	—	—	—	—

Fair value of plan assets at end of period	$503.5	$417.0	$417.6	$390.6	$—	$—	$—	$—

Funded status	$(83.2)	$(42.5)	$(238.7)	$(118.6)	$(91.6)	$(42.4)	$(102.0)	$(73.8)

	Pension				Other Postretirement
	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Amounts recognized in the consolidated balance sheet:
Other long-term assets	$0.3	$62.7	$—	$7.2	$—	$—	$—	$—
Accrued liabilities	(2.3)	(3.5)	(1.7)	(3.3)	(6.9)	(2.3)	(6.8)	(2.9)
Other long-term liabilities	(81.2)	(101.7)	(237.0)	(122.5)	(84.7)	(40.1)	(95.2)	(70.9)

In 2013, the Company settled foreign defined benefit pension obligations related to the closure of a foreign facility in 2010. In 2011, the Company settled foreign defined benefit pension obligations related to the closure of a foreign facility in 2008. These settlement transactions were subject to and in accordance with regulatory requirements and were accomplished through both the purchase of individual non-participating life annuity contracts and lump-sum payments made directly to plan participants by the plans’ trust. In conjunction with these settlement transactions, the Company recognized settlement losses of $2.5 million and $17.1 million in 2013 and 2011, respectively, as disclosed in Note 4, “Restructuring,” and in “— Net Periodic Benefit Cost (Credit)” below.

As of December 31, 2013 and 2012, the accumulated benefit obligation for all of the Company’s pension plans was $1,031.7 million and $1,151.7 million, respectively. As of December 31, 2013 and 2012, the majority of the Company’s pension plans had accumulated benefit obligations in excess of plan assets. The projected benefit obligation, the accumulated benefit

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

obligation and the fair value of plan assets of pension plans with accumulated benefit obligations in excess of plan assets were $731.1 million, $717.5 million and $542.3 million, respectively, as of December 31, 2013, and $1,109.6 million, $1,095.8 million and $745.1 million, respectively, as of December 31, 2012.

Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

Pretax amounts recognized in other comprehensive income (loss) for the years ended December 31, 2013 and 2012, are shown below (in millions):

	Pension				Other Postretirement
	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial gains (losses) recognized:
Reclassification adjustments	$4.1	$8.9	$4.5	$5.8	$(0.1)	$2.9	$(1.8)	$0.3
Actuarial gain (loss) arising during the period	126.6	55.9	(11.0)	(14.3)	8.4	2.5	6.9	(1.5)
Prior service (cost) credit recognized:
Reclassification adjustments	—	—	—	—	—	(0.4)	(3.2)	(0.2)
Prior service credit arising during the period	—	—	—	—	—	—	3.2	3.3
Translation adjustment	—	6.6	—	(3.1)	—	0.5	—	(0.3)

	$130.7	$71.4	$(6.5)	$(11.6)	$8.3	$5.5	$5.1	$1.6

In addition, the Company recognized tax benefits (expense) in other comprehensive income (loss) related to its defined benefit plans of ($70.1) million, $2.8 million and $19.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Pretax amounts recorded in accumulated other comprehensive loss not yet recognized in net periodic benefit cost as of December 31, 2013 and 2012, are shown below (in millions):

	Pension				Other Postretirement
	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Net unrecognized actuarial gain (loss)	$(14.2)	$(50.1)	$(144.9)	$(121.5)	$4.4	$(4.9)	$(3.9)	$(11.0)
Prior service credit	—	—	—	—	—	2.5	—	3.1

	$(14.2)	$(50.1)	$(144.9)	$(121.5)	$4.4	$(2.4)	$(3.9)	$(7.9)

Pretax amounts recorded in accumulated other comprehensive loss as of December 31, 2013, that are expected to be recognized as components of net periodic benefit cost in the year ending December 31, 2014, are shown below (in millions):

	Pension		Other Postretirement
	U.S.	Foreign	U.S.	Foreign
Net unrecognized actuarial gain (loss)	$0.3	$(1.3)	$0.7	$(0.1)
Prior service credit	—	—	—	0.4

	$0.3	$(1.3)	$0.7	$0.3

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Net Periodic Pension and Other Postretirement Benefit Cost

The components of the Company’s net periodic pension benefit cost are shown below (in millions):

	Year Ended December 31,
Pension	2013		2012		2011
	U.S.	Foreign	U.S	Foreign	U.S.	Foreign
Service cost	$2.9	$10.2	$3.2	$9.6	$2.9	$6.6
Interest cost	26.2	20.7	25.4	21.0	23.4	24.3
Expected return on plan assets	(32.4)	(25.1)	(28.4)	(23.1)	(26.2)	(30.3)
Amortization of actuarial loss	4.1	6.4	3.9	5.8	—	0.3
Settlement (gain) loss	—	2.5	0.6	—	(0.1)	17.1

Net periodic benefit cost	$0.8	$14.7	$4.7	$13.3	$—	$18.0

The components of the Company’s net periodic other postretirement benefit cost (credit) are shown below (in millions):

	Year Ended December 31,
Other Postretirement	2013		2012		2011
	U.S.	Foreign	U.S	Foreign	U.S.	Foreign
Service cost	$0.1	$1.1	$0.5	$1.0	$0.4	$1.1
Interest cost	3.6	2.0	4.4	3.2	5.4	3.8
Amortization of actuarial (gain) loss	(0.1)	0.3	0.3	0.3	0.3	0.1
Amortization of prior service credit	—	(0.4)	—	(0.2)	—	—
Special termination benefits	—	0.7	—	0.4	—	0.1
Settlement gain	—	(5.9)	(5.4)	—	—	—

Net periodic benefit cost (credit)	$3.6	$(2.2)	$(0.2)	$4.7	$6.1	$5.1

For the years ended December 31, 2013 and 2011, the Company recognized settlement losses of $2.5 million and $17.1 million, respectively, related to its restructuring actions (Note 4, “Restructuring”).

Assumptions

The weighted average actuarial assumptions used in determining the benefit obligations are shown below:

	Pension		Other Postretirement
December 31,	2013	2012	2013	2012
Discount rate:
Domestic plans	5.0%	4.1%	4.5%	3.7%
Foreign plans	4.6%	4.3%	5.0%	4.4%
Rate of compensation increase:
Foreign plans	4.1%	4.2%	N/A	N/A

The weighted average actuarial assumptions used in determining the net periodic benefit cost are shown below:

For the year ended December 31,	2013	2012	2011
Pension
Discount rate:
Domestic plans	4.1%	4.5%	5.5%
Foreign plans	4.3%	4.8%	5.2%
Expected return on plan assets:
Domestic plans	8.0%	8.0%	8.0%
Foreign plans	6.7%	6.7%	6.9%
Rate of compensation increase:
Foreign plans	4.8%	5.2%	3.6%
Other postretirement
Discount rate:
Domestic plans	3.7%	4.0%	5.0%
Foreign plans	4.4%	4.5%	5.6%

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. A 1% increase in the assumed rate of healthcare cost increases each year would increase the postretirement benefit obligation by $18.5 million as of December 31, 2013, and increase the net periodic postretirement benefit cost by $1.9 million for the year then ended. A 1% decrease in the assumed rate of healthcare cost increases each year would decrease the postretirement benefit obligation by $15.1 million as of December 31, 2013, and decrease the net periodic postretirement benefit cost by $1.5 million for the year then ended.

For the measurement of postretirement benefit obligation as of December 31, 2013, domestic healthcare costs were assumed to increase 7.6% in 2014, grading down over time to 4.5% in 2021. Foreign healthcare costs were assumed to increase 5.8% in 2014, grading down over time to 4.5% in 2031 on a weighted average basis.

Plan Assets

With the exception of alternative investments, plan assets are valued at fair value using a market approach and observable inputs, such as quoted market prices in active markets (Level 1 and Level 2 inputs based on the GAAP fair value hierarchy). Alternative investments are valued at fair value based on net asset per share or unit provided for each investment fund (Level 2 input based on the GAAP fair value hierarchy). For further information on the GAAP fair value hierarchy, see Note 13, “Financial Instruments.”

The Company’s pension plan assets by asset category are shown below (in millions). Pension plan assets for the foreign plans relate to the Company’s pension plans in Canada and the United Kingdom.

December 31,	2013	2012
Equity securities:
Domestic plans	$321.2	$245.2
Foreign plans	237.4	215.9
Debt securities:
Domestic plans	114.6	118.4
Foreign plans	125.7	136.4
Alternative investments:
Domestic plans	51.0	45.1
Foreign plans	31.5	28.1
Cash and other:
Domestic plans	16.7	8.9
Foreign plans	22.4	10.2

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Contributions

The Company expects contributions to its domestic and foreign pension plans to be approximately $20 to $25 million in 2014. The Company may elect to make contributions in excess of minimum funding requirements in response to investment performance or changes in interest rates or when the Company believes that it is financially advantageous to do so and based on its other cash requirements. The Company’s minimum funding requirements after 2014 will depend on several factors, including investment performance and interest rates. The Company’s minimum funding requirements may also be affected by changes in applicable legal requirements.

Benefit Payments

As of December 31, 2013, the Company’s estimate of expected benefit payments, excluding expected settlements relating to its restructuring actions, in each of the five succeeding years and in the aggregate for the five years thereafter are shown below (in millions):

	Pension		Other Postretirement
Year	U.S.	Foreign	U.S.	Foreign
2014	22.6	19.3	6.9	2.3
2015	23.7	19.0	7.0	1.4
2016	24.9	19.4	7.1	1.4
2017	25.8	20.2	7.0	1.5
2018	26.3	20.5	6.9	1.6
Five years thereafter	154.4	118.0	33.1	10.1

Multi-Employer Pension Plans

The Company currently participates in two multi-employer pension plans, the U.A.W. Labor-Management Group Pension Plan and UNITE Here National Retirement Fund, for certain of its employees. Contributions to these plans are based on three collective bargaining agreements. Two of the agreements expire on July 1, 2016, and one expires on April 23, 2015. Detailed information related to these plans is shown below (amounts in millions):

	Pension Protection Act Zone Status				Contributions to Multiemployer Pension Plans
Employer Identification Number	December 31, 2013 Certification	December 31, 2012 Certification	FIP/RP Pending or Implemented	Surcharge	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
516099782-001	Unavailable (1)	Unavailable (1)	No	No	$0.4	$0.5	$0.5	(3)
13-6130178	Unavailable (2)	Unavailable (2)	Yes	Yes	0.2	0.1	—

(1)	As of December 31, 2012, the date of the most recent plan financial statements provided, total plan assets exceeded the plan accumulated benefit obligation.
(2)	As of December 31, 2011, the date of the most recent plan financial statements provided, total plan assets were less than 65% of the plan accumulated benefit obligation.
(3)	Contributions made by the Company represent more than 5% of total contributions.

Defined Contribution Plan

The Company also sponsors defined contribution plans and participates in government-sponsored programs in certain foreign countries. Contributions are determined as a percentage of each covered employee’s salary. For the years ended December 31, 2013, 2012 and 2011, the aggregate cost of the defined contribution pension plans was $11.1 million, $7.6 million and $7.4 million, respectively.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company also has a defined contribution retirement program for its salaried employees. Contributions to this program are determined as a percentage of each covered employee’s eligible compensation. For the years ended December 31, 2013, 2012 and 2011, the Company recorded expense of $16.4 million, $13.4 million and $14.8 million, respectively, related to this program.

(9) Capital Stock and Equity

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

Common Stock Share Repurchase Program

In January 2013, the Company’s Board of Directors authorized an increase of $800 million to the Company’s existing common stock share repurchase program, which permits the discretionary repurchase of the Company’s common stock, to provide for aggregate repurchases of $1.5 billion and extended the term of the program to January 10, 2016. In February 2013, the Board of Directors authorized the Company to increase the pace of its common stock share repurchase program in order to complete $600 million in share repurchases in 2013. Subsequent to this action, the Company received notice from certain of its stockholders, Marcato Capital Management LLC, Oskie Capital Management and their affiliates (together, the “Marcato-Oskie Group”), that they intended to nominate three directors for election and propose certain other business at the Company’s 2013 annual meeting of stockholders. Following discussions with the Marcato-Oskie Group and continued review of the Company’s capital structure by the Board of Directors, in April 2013, the Company and the Marcato-Oskie Group entered into an agreement pursuant to which, among other things, the Marcato-Oskie Group agreed to withdraw its director nominees and the Company agreed to appoint a ninth director who is mutually acceptable to the Company and the Marcato-Oskie Group, as promptly as practicable following the Company’s 2013 annual meeting of stockholders. On September 26, 2013, the Company appointed Richard H. Bott to the Board of Directors of the Company.

In addition, pursuant to the agreement reached with the Marcato-Oskie Group, the Board of Directors authorized a further acceleration of the Company’s existing common stock share repurchase program so that the program will be completed no later than March 2014. Under the terms of the agreement, the Board of Directors approved a new two-year common stock share repurchase authorization of $750 million to commence immediately following the completion of the current authorization.

On April 25, 2013, the Company entered into an accelerated stock repurchase (“ASR”) agreement with a third-party financial institution to repurchase $800 million of its common stock. In the second quarter of 2013, the Company paid $800 million to the financial institution, using cash on-hand, and received an initial delivery of 11,862,836 shares. This initial share delivery represented 80% of the ASR transaction’s value at the then-current price of $53.95 per share. These shares have been included in common stock held in treasury as of the applicable delivery date. The remaining 20% of the ASR transaction’s value, or $160 million, has been included in additional paid-in-capital in the accompanying consolidated balance sheet as of December 31, 2013, and will be transferred to common stock held in treasury upon settlement of the ASR transaction. The ultimate number of shares to be repurchased and the final price paid per share under the ASR transaction will be based on the daily volume weighted average price of the Company’s common stock during the term of the ASR agreement, less an agreed upon

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

discount. At settlement, if the ultimate number of shares to be repurchased exceeds the 11,862,836 shares initially delivered, the Company will receive additional shares from the financial institution. If the ultimate number of shares to be repurchased is less than the 11,862,836 shares initially delivered, the Company has the contractual right to either deliver additional shares or cash equal to the value of those shares to the financial institution. The ASR transaction is expected to be completed no later than March 2014. As of December 31, 2013, the number of shares to be repurchased is less than the 11,862,836 shares initially delivered based on the discounted daily volume weighted average price of the Company’s common stock through December 31, 2013. The Company has included these potentially issuable shares in its average diluted shares outstanding for the year ended December 31, 2013.

The Company has a remaining repurchase authorization of $750 million under its common stock share repurchase program, which will terminate two years after the completion of the ASR transaction. The Company may implement these share repurchases through a variety of methods, including open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which the Company will repurchase its outstanding common stock and the timing of such repurchases will depend upon its financial condition, prevailing market conditions, alternative uses of capital and other factors. In addition, the Company’s amended and restated credit facility and the indenture governing the 2018 Notes and 2020 Notes place certain limitations on the Company’s ability to repurchase its common shares.

Since the first quarter of 2011, the Company has paid $1.5 billion, in aggregate and inclusive of the $800 million ASR transaction, for repurchases of its outstanding common stock, excluding commissions and related fees. In 2013, the Company paid $1.0 billion, in aggregate, for repurchases of its outstanding common stock (15,533,758 shares repurchased, including the initial delivery of shares under the ASR transaction, at an average purchase price of $54.08, excluding commissions and fees). In 2012, the Company paid $222.8 million, in aggregate, for repurchases of its outstanding common stock (5,357,443 shares repurchased at an average purchase price of $41.59 per share, excluding commissions).

In addition to shares repurchased under the Company’s common stock share repurchase program described above, the Company classified shares withheld from the settlement of the Company’s restricted stock unit awards to cover minimum tax withholding requirements as common stock held in treasury in the accompanying consolidated balance sheets as of December 31, 2013 and December 31, 2012.

In December 2013, the Company’s Board of Directors approved the retirement of 20 million shares of common stock held in treasury. These retired shares are reflected as authorized, but not issued, in the accompanying consolidated balance sheet as of December 31, 2013. The retirement of shares held in treasury resulted in a reduction in the par value of common stock, additional paid-in capital and retained earnings of $0.2 million, $389.7 million and $600.7 million, respectively. These reductions were offset by a corresponding reduction in shares held in treasury of $990.6 million. Accordingly, there was no effect on stockholders’ equity as a result of this transaction.

Quarterly Dividend

On February 7, 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock, payable on March 20, 2014, to shareholders of record at the close of business on February 28, 2014.

In 2013 and 2012, the Company’s Board of Directors declared quarterly cash dividends of $0.17 and $0.14 per share of common stock, respectively. In 2013, declared dividends totaled $59.4 million, and dividends paid totaled $58.4 million. In 2012, declared dividends totaled $56.1 million, and dividends paid totaled $54.6 million. In 2011, declared dividends totaled $52.9 million, and dividends paid totaled $51.1 million. Dividends payable on common shares to be distributed under the Company’s stock-based compensation program and common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings will be paid when such common shares are distributed.

Warrants

As of December 31, 2013 and 2012, there were 279,094 and 377,091 warrants outstanding, respectively, exercisable into 558,188 and 754,182 shares of common stock, respectively. In accordance with GAAP, the Company accounts for the warrants as equity instruments. The following is a description of the warrants:

•	Exercise – Each warrant entitles its holder to purchase two shares of common stock at an exercise price of $0.005 per share of common stock, subject to adjustment. All warrants are exercisable until November 9, 2014 (warrant expiration date).

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

•	No Rights as Stockholders – Prior to the exercise of the warrants, no holder of warrants (solely in its capacity as a holder of warrants) is entitled to any rights as a stockholder of the Company, including, without limitation, the right to vote, receive notice of any meeting of stockholders or receive dividends, allotments or other distributions.

•	Adjustments – The number of shares of common stock for which a warrant is exercisable, the exercise price and the trigger price (as defined in the warrant agreement) will be subject to adjustment from time to time upon the occurrence of certain events, including an increase in the number of outstanding shares of common stock by means of a dividend consisting of shares of common stock, a subdivision of the Company’s outstanding shares of common stock into a larger number of shares of common stock or a combination of the Company’s outstanding shares of common stock into a smaller number of shares of common stock. In addition, upon the occurrence of certain events constituting a reorganization, recapitalization, reclassification, consolidation, merger or similar event, each holder of a warrant will have the right to receive, upon exercise of a warrant (if then exercisable), an amount of securities, cash or other property receivable by a holder of the number of shares of common stock for which a warrant is exercisable immediately prior to such event.

Noncontrolling Interests

In 2013 and 2012, the Company acquired noncontrolling interests in certain of its consolidated subsidiaries. In 2011, the Company acquired a controlling interest in an affiliate previously accounted for under the equity method.

(10) Stock-Based Compensation

The Company adopted the Lear Corporation 2009 Long-Term Stock Incentive Plan as of November 9, 2009 (as amended, the “2009 LTSIP”). The 2009 LTSIP reserves 11,815,748 shares of common stock for issuance under stock option, restricted stock, restricted stock unit, restricted unit, performance share, performance unit and stock appreciation right awards.

Under the 2009 LTSIP, the Company has granted restricted stock units and performance shares to certain of its employees. The restricted stock units and performance shares generally vest in three years following the grant date. For the years ended December 31, 2013, 2012 and 2011, the Company recognized compensation expense related to the restricted stock unit and performance share awards of $58.4 million, $38.9 million and $33.6 million, respectively. Unrecognized compensation expense related to the restricted stock unit and performance share awards of $54.5 million will be recognized over the next 1.5 years on a weighted average basis. In accordance with the provisions of the restricted stock unit and performance share awards, the Company withholds shares from the settlement of such awards to cover minimum statutory tax withholding requirements. The withheld shares are classified as common stock held in treasury in the accompanying consolidated balance sheets as of December 31, 2013 and 2012. A summary of restricted stock unit and performance share transactions for the year ended December 31, 2013, is shown below:

	Restricted Stock Units	Performance Shares
Outstanding as of December 31, 2012	669,459	2,190,778
Granted	320,318	1,327,478
Distributed (vested)	(207,468)	—
Cancelled	(20,886)	(188,038)

Outstanding as of December 31, 2013 (1)	761,423	3,330,218

Vested or expected to vest as of December 31, 2013	761,423	2,258,631

(1)	Outstanding performance shares are reflected at the maximum possible payout that may be earned during the relevant performance periods.

The grant date fair values of restricted stock units and performance shares are based on the share price on the grant date. The weighted average grant date fair value of restricted stock units granted in 2013, 2012 and 2011 was $56.69, $43.23 and $54.88, respectively. The weighted average grant date fair value of performance shares granted in 2013, 2012 and 2011 was $51.03, $45.21 and $55.15, respectively.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(11) Commitments and Contingencies

Legal and Other Contingencies

As of December 31, 2013 and 2012, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $17.5 million and $12.8 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.

On October 5, 2011, a plaintiff filed a putative class action complaint in the United States District Court for the Eastern District of Michigan against the Company and several other global suppliers of automotive wire harnesses alleging violations of federal and state antitrust and related laws. Since that time, a number of other plaintiffs have filed substantially similar class action complaints against the Company and these and other suppliers and individuals in a number of different federal district courts, and it is possible that additional similar lawsuits may be filed in the future. Plaintiffs purport to be direct and indirect purchasers of automotive wire harnesses supplied by the Company and/or the other defendants during the relevant period. The complaints allege that the defendants conspired to fix prices at which automotive wire harnesses were sold and that this had an anticompetitive effect upon interstate commerce in the United States. The complaints further allege that defendants fraudulently concealed their alleged conspiracy. The plaintiffs in these proceedings seek injunctive relief and recovery of an unspecified amount of damages, as well as costs and expenses relating to the proceedings, including attorneys’ fees. On February 7, 2012, the Judicial Panel on Multidistrict Litigation entered an order transferring and coordinating the various civil actions, for pretrial purposes, into one proceeding in the United States District Court for the Eastern District of Michigan. On May 14, 2012, three purported classes of plaintiffs — direct purchasers of automotive wire harnesses; automotive dealers that indirectly purchased automotive wire harnesses or vehicles containing such harnesses; and indirect purchasers that purchased or leased vehicles containing automotive wire harnesses (or purchased replacement automotive wire harnesses for their vehicles) — filed consolidated amended complaints in the consolidated proceeding. With respect to the Company, the consolidated amended complaints are substantially similar to the individual complaints that had been filed in the various jurisdictions. On July 13, 2012, the Company filed a motion to have these actions dismissed. On June 6, 2013, the District Court entered an order denying the Company’s motion to dismiss and, on September 6, 2013, denied the Company’s motion to certify the June 6, 2013, order for interlocutory appeal.

Beginning in early 2012, putative class action complaints were filed in the Superior Courts of Justice in Ontario, Quebec and British Columbia against the Company and several other global suppliers of automotive wire harnesses alleging violations of Canadian laws related to competition. The allegations in the complaints are substantially similar to those complaints that have been filed in the United States.

On November 17, 2011, the Company filed a motion with the United States Bankruptcy Court for the Southern District of New York seeking entry of an order enforcing the Company’s 2009 Plan of Reorganization and directing dismissal of the pending class action complaints. The bankruptcy court heard oral argument on the motion and, on February 10, 2012, ruled that claims against the Company alleging violation of antitrust law are enjoined to the extent that they arose prior to the Company’s emergence from Chapter 11 bankruptcy proceedings on November 9, 2009. The bankruptcy court further held that the District Court was the appropriate forum to address antitrust claims arising after the Company’s emergence from Chapter 11 bankruptcy proceedings. The Company appealed the bankruptcy court’s decision on this issue, and in November 2012, the appellate court ruled in favor of the Company and remanded for consideration by the bankruptcy court the possible effects of certain alleged antitrust claims arising after November 9, 2009. This issue was stayed by the bankruptcy court until a decision was entered with respect to the Company’s motion to dismiss the underlying class action complaints in the United States District Court for the Eastern District of Michigan. Following the order entered by the District Court on June 6, 2013, denying the Company’s motion to dismiss, the Company renewed its request that the bankruptcy court enjoin the antitrust class action plaintiffs, and any similarly situated potential plaintiffs, from seeking damages against the Company for the period prior to November 9, 2009. The bankruptcy court heard oral argument on this matter on September 10, 2013.

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

A summary of the changes in reserves for product liability and warranty claims for each of the periods in the two years ended December 31, 2013, is shown below (in millions):

Balance as of January 1, 2012	$23.4
Expense, net, including changes in estimates	5.3
Settlements	(7.3)
Foreign currency translation and other	1.3

Balance as of December 31, 2012	$22.7
Expense, net, including changes in estimates	15.2
Settlements	(9.1)
Foreign currency translation and other	(0.5)

Balance as of December 31, 2013	$28.3

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

As of December 31, 2013 and December 31, 2012, the Company had recorded environmental reserves of $5.0 million and $5.2 million, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.

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

Since the fire in the third quarter of 2011, the Company incurred cumulative losses and incremental costs of $65.7 million ($7.3 million incurred in 2013; $34.4 million incurred in 2012; and $24.0 million incurred in 2011). The Company also recognized in cost of sales cumulative recoveries of $59.1 million ($49.0 million recognized in 2012; and $10.1 million recognized in 2011) and in other expense cumulative recoveries and gains of $29.9 million ($26.5 million recognized in 2012; and $3.4 million recognized in 2011). In addition, the Company received cumulative cash proceeds of $89.0 million ($10.0 million received in 2013; $66.4 million received in 2012; and $12.6 million received in 2011), of which $59.1 million ($2.9 million received in 2013; $47.2 million received in 2012; and $9.0 million received in 2011) has been reflected in cash flows from operating activities and $29.8 million ($7.1 million received in 2013; $19.2 million received in 2012; and $3.5 million received in 2011) has been reflected in cash flows from investing activities.

Employees

Approximately 51% of the Company’s employees are members of industrial trade unions and are employed under the terms of various labor agreements. Labor agreements covering approximately 87% of the Company’s unionized workforce of approximately 61,000 employees, including approximately 28% of the Company’s unionized workforce in the United States and Canada, are scheduled to expire in 2014. Management does not anticipate any significant difficulties with respect to the renewal of these agreements.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Lease Commitments

A summary of lease commitments as of December 31, 2013, under non-cancelable operating leases with terms exceeding one year is shown below (in millions):

2014	90.1
2015	68.8
2016	59.1
2017	52.3
2018	45.8
2019 and thereafter	74.3

Total	$390.4

The Company’s operating leases cover principally buildings and transportation equipment. Rent expense was $117.2 million, $108.8 million and $99.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(12) Segment Reporting

A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Year Ended December 31, 2013
	Seating	Electrical	Other	Consolidated
Revenues from external customers	$12,018.1	$4,215.9	$—	$16,234.0
Segment earnings (1)	576.9	414.3	(254.6)	736.6
Depreciation and amortization	181.3	96.4	7.8	285.5
Capital expenditures	288.5	163.4	8.7	460.6
Total assets	4,640.0	1,658.3	2,032.6	8,330.9

	Year Ended December 31, 2012
	Seating	Electrical	Other	Consolidated
Revenues from external customers	$11,029.6	$3,537.4	$—	$14,567.0
Segment earnings (1)	661.7	254.9	(211.4)	705.2
Depreciation and amortization	152.6	78.4	8.5	239.5
Capital expenditures	290.7	158.1	9.5	458.3
Total assets	4,341.9	1,432.2	2,420.0	8,194.1

	Year Ended December 31, 2011
	Seating	Electrical	Other	Consolidated
Revenues from external customers	$10,943.0	$3,213.5	$—	$14,156.5
Segment earnings (1)	703.7	185.1	(209.2)	679.6
Depreciation and amortization	146.5	92.3	7.5	246.3
Capital expenditures	184.0	139.4	6.1	329.5
Total assets	3,697.9	1,255.0	2,058.0	7,010.9

(1)	See definition in Note 2, “Summary of Significant Accounting Policies — Segment Reporting.”

For the year ended December 31, 2013, segment earnings include restructuring charges of $54.8 million, $13.1 million and $10.0 million in the seating and electrical segments and in the other category, respectively (Note 4, “Restructuring”).

For the year ended December 31, 2012, segment earnings include restructuring charges of $47.8 million, $4.3 million and $3.1 million in the seating and electrical segments and in the other category, respectively (Note 4, “Restructuring”).

For the year ended December 31, 2011, segment earnings include restructuring charges of $66.4 million and $2.4 million in the seating and electrical segments, respectively (Note 4, “Restructuring”).

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A reconciliation of segment earnings to consolidated income before provision (benefit) for income taxes and equity in net income of affiliates is shown below (in millions):

For the year ended December 31,	2013	2012	2011
Segment earnings	$991.2	$916.6	$888.8
Corporate and regional headquarters and elimination of intercompany activity (“Other”)	(254.6)	(211.4)	(209.2)

Consolidated income before interest, other expense, provision (benefit) for income taxes and equity in net income of affiliates	736.6	705.2	679.6
Interest expense	68.4	49.9	39.7
Other expense, net	58.1	6.4	24.2

Consolidated income before provision (benefit) for income taxes and equity in net income of affiliates	$610.1	$648.9	$615.7

Revenues from external customers and tangible long-lived assets for each of the geographic areas in which the Company operates is shown below (in millions):

For the year ended December 31,	2013	2012	2011
Revenues from external customers:
United States	$3,046.0	$2,891.4	$2,542.2
Germany	2,204.6	2,142.4	2,522.5
Mexico	2,225.9	1,991.8	1,659.0
China	1,842.9	1,467.6	1,363.0
Other countries	6,914.6	6,073.8	6,069.8

Total	$16,234.0	$14,567.0	$14,156.5

December 31,	2013	2012
Tangible long-lived assets:
United States	$246.1	$213.4
Germany	150.8	151.5
Mexico	271.8	236.7
China	170.6	131.8
Other countries	747.9	669.7

Total	$1,587.2	$1,403.1

The following is a summary of the percentage of revenues from major customers:

For the year ended December 31,	2013	2012	2011
Ford	21.9%	19.8%	19.4%
General Motors	21.9	21.1	18.8
BMW	10.0	10.6	11.6

In addition, a portion of the Company’s remaining revenues are from the above automotive manufacturing companies through various other automotive suppliers.

(13) Financial Instruments

The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to the quoted market prices of these securities (Level 2 input based on the GAAP fair value hierarchy). As of December 31, 2013, the aggregate carrying value of the Notes was $1,057.1 million, as compared to an estimated aggregate fair value of $1,077.1 million. As of December 31, 2012, the aggregate carrying value of the 2018 Notes and 2020 Notes was $626.3 million, as compared to an estimated aggregate fair value of $696.6 million.

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Derivative Instruments and Hedging Activities

Foreign exchange — The Company uses forwards, swaps and other derivative contracts to reduce the effects of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce exposure to fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, various European currencies, the Chinese renminbi, the Thai baht and the Canadian dollar. As of December 31, 2013 and 2012, contracts designated as cash flow hedges with $917.4 million and $836.4 million, respectively, of notional amount were outstanding with maturities of less than eighteen months. As of December 31, 2013 and 2012, the fair value of these contracts was approximately $6.5 million and $19.9 million, respectively. As of December 31, 2013 and 2012, other foreign currency derivative contracts that did not qualify for hedge accounting with $149.2 million and $23.4 million, respectively, of notional amount were outstanding. These foreign currency derivative contracts consist principally of hedges of cash transactions of up to twelve months, hedges of intercompany loans and hedges of certain other balance sheet exposures. As of December 31, 2013 and 2012, the fair value of these contracts was approximately ($0.1) million and zero, respectively.

The fair value of outstanding foreign currency derivative contracts and the related classification in the accompanying consolidated balance sheets are shown below (in millions):

December 31,	2013	2012
Contracts qualifying for hedge accounting:
Other current assets	$12.4	$22.3
Other long-term assets	0.7	0.5
Other current liabilities	(6.5)	(2.8)
Other long-term liabilities	(0.1)	(0.1)

	6.5	19.9

Contracts not qualifying for hedge accounting:
Other current assets	0.4	0.1
Other current liabilities	(0.5)	(0.1)

	(0.1)	—

	$6.4	$19.9

Pretax amounts related to foreign currency derivative contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

For the year ended December 31,	2013	2012	2011
Contracts qualifying for hedge accounting:
Gains (losses) recognized in accumulated other comprehensive loss	$18.8	$55.8	$(50.4)
(Gains) losses reclassified from accumulated other comprehensive loss	(32.2)	3.2	12.6

Other comprehensive income (loss)	$(13.4)	$59.0	$(37.8)

For the years ended December 31, 2013, 2012 and 2011, net sales includes gains (losses) of $3.9 million, $1.0 million and ($1.7) million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts. For the years ended December 31, 2013, 2012 and 2011, cost of sales includes gains (losses) of $28.3 million, ($4.2) million and ($10.9) million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts.

Interest rate — Historically, the Company used interest rate swap and other derivative contracts to manage its exposure to fluctuations in interest rates. As of December 31, 2013 and 2012, there were no interest rate contracts outstanding. The Company will continue to evaluate, and may use, derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts, to manage its exposures to fluctuations in interest rates in the future.

Commodity prices — Historically, the Company used commodity swap and other derivative contracts to reduce its exposure to fluctuations in certain commodity prices. These derivative instruments were utilized to hedge forecasted inventory purchases, and to the extent that they met hedge accounting criteria, they were accounted for as cash flow hedges. Commodity swap

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

contracts that were not accounted for as cash flow hedges were marked to market with changes in fair value recognized immediately in the accompanying consolidated statements of income (Note 2, “Summary of Significant Accounting Policies”). As of December 31, 2013 and 2012, there were no commodity swap contracts outstanding.

Pretax amounts related to commodity swap contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

For the year ended December 31,	2012	2011
Contracts qualifying for hedge accounting:
Gains (losses) recognized in accumulated other comprehensive loss	$0.1	$(0.5)
Losses reclassified from accumulated other comprehensive loss	0.2	0.2

Other comprehensive income (loss)	$0.3	$(0.3)

For each of the years ended December 31, 2012 and 2011, cost of sales includes losses of $0.2 million reclassified from accumulated other comprehensive loss related to commodity swap contracts.

As of December 31, 2013 and 2012, pretax net gains of approximately $6.5 million and $19.9 million, respectively, related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. During the year ending December 31, 2014, the Company expects to reclassify into earnings net gains of approximately $5.9 million recorded in accumulated other comprehensive loss as of December 31, 2013. Such gains will be reclassified at the time that the underlying hedged transactions are realized. For the years ended December 31, 2013, 2012 and 2011, amounts recognized in the accompanying consolidated statements of income related to changes in the fair value of cash flow hedges that were excluded from the Company’s effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material. In addition, the Company recognized tax benefits (expense) of $5.4 million, ($19.0) million and $1.8 million in other comprehensive income (loss) related to its derivative instruments and hedging activities for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Items measured at fair value on a recurring basis – Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of December 31, 2013 and 2012, are shown below (in millions):

December 31, 2013
	Frequency	Asset	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts	Recurring	$6.4	Market/Income	$—	$6.4	$—

December 31, 2012
	Frequency	Asset	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts	Recurring	$19.9	Market/Income	$—	$19.9	$—

The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. To estimate this credit spread, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of December 31, 2013 and 2012, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy during 2013 and 2012.

For further information on fair value measurements and the Company’s defined benefit pension plan assets, see Note 8, “Pension and Other Postretirement Benefit Plans.”

Items measured at fair value on a non-recurring basis – The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. As of December 31, 2013, there were no significant assets or liabilities measured at fair value on a non-recurring basis. As a result of the Guilford acquisition in 2012, Level 3 fair value estimates related to property, plant and equipment of $89.9 million and intangible assets of $56.0 million were recorded in the accompanying consolidated balance sheet as of December 31, 2012.

For further information on assets and liabilities measured at fair value on a non-recurring basis, see Note 2, “Summary of Significant Accounting Policies,” and Note 4, “Restructuring.”

(14) Quarterly Financial Data (unaudited)

(In millions, except per share data)

	Thirteen Weeks Ended
	March 30, 2013	June 29, 2013	September 28, 2013	December 31, 2013
Net sales	$3,947.1	$4,113.1	$3,917.7	$4,256.1
Gross profit	312.4	337.7	330.2	319.4
Consolidated net income	116.9	142.3	116.7	79.9
Net income attributable to Lear	108.5	137.3	112.8	72.8
Basic net income per share attributable to Lear	1.14	1.62	1.40	0.90
Diluted net income per share attributable to Lear	1.13	1.60	1.38	0.88

In the second and fourth quarters of 2013, the Company recognized $21.5 million of net tax benefits and $16.0 million of net tax expense, respectively, primarily related to changes in valuation allowances with respect to its deferred tax assets in certain foreign subsidiaries and various other items.

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

In the fourth quarter of 2012, the Company recognized $30.1 million of insurance recoveries, net of losses and incremental costs, related to the destruction of assets caused by a fire at one of its European production facilities. The Company also recognized $766.9 million of net tax benefits, primarily related to the reversal of a valuation allowance with respect to its deferred tax assets in the United States, as well as changes in valuation allowances in certain foreign subsidiaries, reductions in tax reserves due to audit settlements and various other items.

For further information, see Note 7, “Income Taxes,” and Note 11, “Commitments and Contingencies,” to the consolidated financial statements included in this Report.

(15) Accounting Pronouncements

Comprehensive Income

The Financial Accounting Standards Board (“FASB”) amended ASC 220, “Comprehensive Income,” with ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires additional disclosures regarding reclassifications out of accumulated other comprehensive income. The provisions of this update were effective as of January 1, 2013. The effects of adoption were not significant, and the additional required disclosures are included in Note 2, “Summary of Significant Accounting Policies.”

Offsetting

The FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which requires additional disclosures regarding offsetting and related arrangements. The issuance of ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” limited the scope of ASU 2011-11 to derivatives, repurchase agreements and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting or similar agreement. The provisions of these updates were effective as of January 1, 2013. The effects of adoption were not significant, and the additional required disclosures are included in Note 2, “Summary of Significant Accounting Policies.”

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

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(16) Supplemental Guarantor Consolidating Financial Statements

December 31, 2013
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$343.5	$0.1	$794.1	$—	$1,137.7
Accounts receivable	41.2	349.7	1,887.4	—	2,278.3
Inventories	4.8	297.9	516.0	—	818.7
Other	147.7	77.3	462.8	—	687.8

Total current assets	537.2	725.0	3,660.3	—	4,922.5

Long-Term Assets:
Property, plant and equipment, net	95.5	316.0	1,175.7	—	1,587.2
Goodwill	23.5	401.0	332.7	—	757.2
Investments in subsidiaries	1,802.4	1,878.5	—	(3,680.9)	—
Intercompany accounts, net	1,373.1	—	—	(1,373.1)	—
Other	591.5	71.5	401.0	—	1,064.0

Total long-term assets	3,886.0	2,667.0	1,909.4	(5,054.0)	3,408.4

Total assets	$4,423.2	$3,392.0	$5,569.7	$(5,054.0)	$8,330.9

Liabilities and Equity
Current Liabilities:
Accounts payable and drafts	$73.8	$582.4	$1,782.5	$—	$2,438.7
Accrued liabilities	127.9	156.1	856.4	—	1,140.4

Total current liabilities	201.7	738.5	2,638.9	—	3,579.1

Long-Term Liabilities:
Long-term debt	1,057.1	—	—	—	1,057.1
Intercompany accounts, net	—	515.2	857.9	(1,373.1)	—
Other	118.5	143.0	283.7	—	545.2

Total long-term liabilities	1,175.6	658.2	1,141.6	(1,373.1)	1,602.3

Equity:
Lear Corporation stockholders’ equity	3,045.9	1,995.3	1,685.6	(3,680.9)	3,045.9
Noncontrolling interests	—	—	103.6	—	103.6

Equity	3,045.9	1,995.3	1,789.2	(3,680.9)	3,149.5

Total liabilities and equity	$4,423.2	$3,392.0	$5,569.7	$(5,054.0)	$8,330.9

December 31, 2012
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$481.4	$0.1	$920.7	$—	$1,402.2
Accounts receivable	47.7	358.4	1,634.6	—	2,040.7
Inventories	5.2	264.3	457.6	—	727.1
Other	162.9	70.2	470.4	—	703.5

Total current assets	697.2	693.0	3,483.3	—	4,873.5

Long-Term Assets:
Property, plant and equipment, net	91.5	273.3	1,038.3	—	1,403.1
Goodwill	23.5	400.8	322.2	—	746.5
Investments in subsidiaries	1,494.7	1,504.2	—	(2,998.9)	—
Intercompany accounts, net	1,471.3	—	—	(1,471.3)	—
Other	769.9	67.5	333.6	—	1,171.0

Total long-term assets	3,850.9	2,245.8	1,694.1	(4,470.2)	3,320.6

Total assets	$4,548.1	$2,938.8	$5,177.4	$(4,470.2)	$8,194.1

Liabilities and Equity
Current Liabilities:
Accounts payable and drafts	$114.3	$555.2	$1,563.5	$—	$2,233.0
Accrued liabilities	124.7	192.8	666.4	—	983.9

Total current liabilities	239.0	748.0	2,229.9	—	3,216.9

Long-Term Liabilities:
Long-term debt	626.3	—	—	—	626.3
Intercompany accounts, net	—	447.6	1,023.7	(1,471.3)	—
Other	195.7	179.5	363.5	—	738.7

Total long-term liabilities	822.0	627.1	1,387.2	(1,471.3)	1,365.0

Equity:
Lear Corporation stockholders’ equity	3,487.1	1,563.7	1,435.2	(2,998.9)	3,487.1
Noncontrolling interests	—	—	125.1	—	125.1

Equity	3,487.1	1,563.7	1,560.3	(2,998.9)	3,612.2

Total liabilities and equity	$4,548.1	$2,938.8	$5,177.4	$(4,470.2)	$8,194.1

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(16) Supplemental Guarantor Consolidating Financial Statements – (continued)

Year Ended December 31, 2013
	Lear	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$449.0	$6,261.1	$14,042.2	$(4,518.3)	$16,234.0
Cost of sales	573.4	5,699.7	13,179.5	(4,518.3)	14,934.3
Selling, general and administrative expenses	170.1	61.9	296.7	—	528.7
Intercompany operating (income) expense, net	(283.9)	180.9	103.0	—	—
Amortization of intangible assets	1.7	4.7	28.0	—	34.4
Interest expense	52.0	19.3	(2.9)	—	68.4
Other expense, net	6.5	7.6	44.0	—	58.1

Consolidated income (loss) before provision (benefit) for income taxes and equity in net income of affiliates and subsidiaries	(70.8)	287.0	393.9	—	610.1
Provision (benefit) for income taxes	(33.9)	113.6	113.0	—	192.7
Equity in net income of affiliates	0.7	(2.0)	(37.1)	—	(38.4)
Equity in net income of subsidiaries	(469.0)	(144.4)	—	613.4	—

Consolidated net income	431.4	319.8	318.0	(613.4)	455.8
Less: Net income attributable to noncontrolling interests	—	—	24.4	—	24.4

Net income attributable to Lear	$431.4	$319.8	$293.6	$(613.4)	$431.4

Consolidated comprehensive income	$566.1	$347.0	$379.0	$(700.1)	$592.0
Less: Comprehensive income attributable to noncontrolling interests	—	—	25.9	—	25.9

Comprehensive income attributable to Lear	$566.1	$347.0	$353.1	$(700.1)	$566.1

Year Ended December 31, 2012
	Lear	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$483.7	$5,850.1	$12,484.6	$(4,251.4)	$14,567.0
Cost of sales	555.6	5,295.3	11,750.0	(4,251.4)	13,349.5
Selling, general and administrative expenses	213.8	38.0	227.5	—	479.3
Intercompany operating (income) expense, net	(247.9)	118.3	129.6	—	—
Amortization of intangible assets	1.7	2.8	28.5	—	33.0
Interest expense	2.3	21.8	25.8	—	49.9
Other expense, net	2.9	2.4	1.1	—	6.4

Consolidated income (loss) before provision (benefit) for income taxes and equity in net income of affiliates and subsidiaries	(44.7)	371.5	322.1	—	648.9
Provision (benefit) for income taxes	(724.5)	(0.5)	87.0	—	(638.0)
Equity in net income of affiliates	(6.1)	(3.6)	(20.6)	—	(30.3)
Equity in net income of subsidiaries	(596.9)	(182.6)	—	779.5	—

Consolidated net income	1,282.8	558.2	255.7	(779.5)	1,317.2
Less: Net income attributable to noncontrolling interests	—	—	34.4	—	34.4

Net income attributable to Lear	$1,282.8	$558.2	$221.3	$(779.5)	$1,282.8

Consolidated comprehensive income	$1,314.0	$607.8	$259.1	$(831.3)	$1,349.6
Less: Comprehensive income attributable to noncontrolling interests	—	—	35.6	—	35.6

Comprehensive income attributable to Lear	$1,314.0	$607.8	$223.5	$(831.3)	$1,314.0

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(16) Supplemental Guarantor Consolidating Financial Statements – (continued)

Year Ended December 31, 2011
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$389.5	$5,231.9	$12,668.7	$(4,133.6)	$14,156.5
Cost of sales	489.0	4,764.2	11,843.7	(4,133.6)	12,963.3
Selling, general and administrative expenses	189.7	12.8	283.1	—	485.6
Intercompany operating (income) expense, net	(390.8)	206.2	184.6	—	—
Amortization of intangible assets	1.7	—	26.3	—	28.0
Interest expense	—	24.5	15.2	—	39.7
Other expense, net	3.4	15.3	5.5	—	24.2

Consolidated income (loss) before provision (benefit) for income taxes and equity in net income of affiliates and subsidiaries	96.5	208.9	310.3	—	615.7
Provision (benefit) for income taxes	17.0	4.7	47.1	—	68.8
Equity in net income of affiliates	1.1	(3.0)	(21.6)	—	(23.5)
Equity in net income of subsidiaries	(462.3)	(257.6)	—	719.9	—

Consolidated net income	540.7	464.8	284.8	(719.9)	570.4
Less: Net income attributable to noncontrolling interests	—	—	29.7	—	29.7

Net income attributable to Lear	$540.7	$464.8	$255.1	$(719.9)	$540.7

Consolidated comprehensive income	$286.7	$383.8	$179.9	$(531.5)	$318.9
Less: Comprehensive income attributable to noncontrolling interests	—	—	32.2	—	32.2

Comprehensive income attributable to Lear	$286.7	$383.8	$147.7	$(531.5)	$286.7

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(16) Supplemental Guarantor Consolidating Financial Statements – (continued)

Year Ended December 31, 2013
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(in millions)
Net Cash Provided by Operating Activities	$135.2	$189.7	$495.2	$—	$820.1

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(17.9)	(110.6)	(332.1)	—	(460.6)
Insurance proceeds	—	—	7.1	—	7.1
Other, net	43.0	3.8	2.8	—	49.6

Net cash used in investing activities	25.1	(106.8)	(322.2)	—	(403.9)

Cash Flows from Financing Activities:
Proceeds from the issuance of senior notes	500.0	—	—	—	500.0
Repurchase of senior notes	(72.1)	—	—	—	(72.1)
Payment of debt issuance and other financing costs	(13.4)	—	—	—	(13.4)
Repurchase of common stock	(1,000.1)	—	—		(1,000.1)
Dividends paid to Lear Corporation stockholders	(58.4)	—	—	—	(58.4)
Dividends paid to noncontrolling interests	—	—	(44.0)	—	(44.0)
Change in intercompany accounts	349.7	(82.9)	(266.8)	—	—
Other, net	(3.9)	—	(6.6)	—	(10.5)

Net cash used in financing activities	(298.2)	(82.9)	(317.4)	—	(698.5)

Effect of foreign currency translation	—	—	17.8	—	17.8

Net Change in Cash and Cash Equivalents	(137.9)	—	(126.6)	—	(264.5)
Cash and Cash Equivalents as of Beginning of Period	481.4	0.1	920.7	—	1,402.2

Cash and Cash Equivalents as of End of Period	$343.5	$0.1	$794.1	$—	$1,137.7

Year Ended December 31, 2012
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(in millions)
Net Cash Provided by Operating Activities	$(25.8)	$476.2	$279.4	$—	$729.8

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(11.3)	(97.4)	(349.6)	—	(458.3)
Insurance proceeds	—	—	19.2	—	19.2
Cash paid for acquisitions, net of cash acquired	(243.9)	—	—	—	(243.9)
Other, net	0.4	6.3	(11.6)	—	(4.9)

Net cash used in investing activities	(254.8)	(91.1)	(342.0)	—	(687.9)

Cash Flows from Financing Activities:
Repurchase of senior notes	(72.1)	—	—	—	(72.1)
Repurchase of common stock	(222.8)	—	—	—	(222.8)
Dividends paid to Lear Corporation stockholders	(54.6)	—	—	—	(54.6)
Dividends paid to noncontrolling interests	—	—	(23.1)	—	(23.1)
Change in intercompany accounts	297.3	(385.1)	87.8	—	—
Other, net	(6.1)	—	(17.4)	—	(23.5)

Net cash used in financing activities	(58.3)	(385.1)	47.3	—	(396.1)

Effect of foreign currency translation	—	—	2.1	—	2.1

Net Change in Cash and Cash Equivalents	(338.9)	—	(13.2)	—	(352.1)
Cash and Cash Equivalents as of Beginning of Period	820.3	0.1	933.9	—	1,754.3

Cash and Cash Equivalents as of End of Period	$481.4	$0.1	$920.7	$—	$1,402.2

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(16) Supplemental Guarantor Consolidating Financial Statements – (continued)

Year Ended December 31, 2011
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(in millions)
Net Cash Provided by Operating Activities	$180.4	$212.4	$397.5	$—	$790.3

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(10.5)	(57.8)	(261.2)	—	(329.5)
Insurance proceeds	—	—	3.5	—	3.5
Cash paid for acquisitions, net of cash acquired	—	—	(8.4)	—	(8.4)
Other, net	23.2	1.9	6.1	—	31.2

Net cash used in investing activities	12.7	(55.9)	(260.0)	—	(303.2)

Cash Flows from Financing Activities:
Payment of debt issuance and other financing costs	(4.8)	—	—	—	(4.8)
Other long-term debt repayments, net	—	—	(1.1)	—	(1.1)
Short-term repayments, net	—	—	(4.0)	—	(4.0)
Repurchase of common stock	(279.1)	—	—	—	(279.1)
Dividends paid to Lear Corporation stockholders	(51.1)	—	—	—	(51.1)
Dividends paid to noncontrolling interests	—	—	(18.5)	—	(18.5)
Change in intercompany accounts	167.1	(156.8)	(10.3)	—	—
Other, net	(13.7)	—	—	—	(13.7)

Net cash used in financing activities	(181.6)	(156.8)	(33.9)	—	(372.3)

Effect of foreign currency translation	—	—	(14.6)	—	(14.6)

Net Change in Cash and Cash Equivalents	11.5	(0.3)	89.0	—	100.2
Cash and Cash Equivalents as of Beginning of Period	808.8	0.4	844.9	—	1,654.1

Cash and Cash Equivalents as of End of Period	$820.3	$0.1	$933.9	$—	$1,754.3

Lear Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(16) Supplemental Guarantor Consolidating Financial Statements – (continued)

Basis of Presentation — Certain of the Company’s domestic 100% owned subsidiaries (the “Guarantors”) have jointly and severally unconditionally guaranteed, on a senior unsecured basis, the performance and the full and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of the Company’s obligations under its revolving credit facility and the indentures governing the Notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the Notes. The Notes consist of $280 million in aggregate principal amount at maturity of 7.875% senior unsecured notes due 2018, $280 million in aggregate principal amount at maturity of 8.125% senior unsecured notes due 2020 and $500 million in aggregate principal amount of 4.75% senior unsecured notes due 2023. The Guarantors include Guilford Mills, Inc., Lear Corporation EEDS and Interiors, Lear Mexican Seating Corporation and Lear Operations Corporation. In lieu of providing separate financial statements for the Guarantors, the Company has included the supplemental guarantor consolidating financial statements above. These financial statements reflect the Guarantors listed above for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

The supplemental guarantor consolidating financial statements have been restated to reflect certain changes to the equity investments of the Guarantors in 2012 and 2011, as well as the correction of a non-cash allocation of provision (benefit) for income taxes among Lear, the Guarantors and the Non-guarantors in 2012. The consolidated provision (benefit) for income taxes was not impacted.

Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

Selling, General and Administrative Expenses — Corporate and division selling, general and administrative expenses are allocated to the operating subsidiaries based on various factors, which estimate usage of particular corporate and division functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries. For the years ended December 31, 2013, 2012 and 2011, $111.5 million, $38.1 million and $28.7 million, respectively, of selling, general and administrative expenses were allocated from Lear.

Long-Term Debt of Lear and the Guarantors — A summary of long-term debt of Lear and the Guarantors on a combined basis is shown below (in millions):

December 31,	2013	2012
Senior notes	$1,057.1	$626.3

LEAR CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In millions)

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2013
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$35.4	$11.8	$(13.9)	$1.2	$34.5
Allowance for deferred tax assets	628.2	54.9	(55.5)	15.0	642.6

Total	$663.6	$66.7	$(69.4)	$16.2	$677.1

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2012
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$30.7	$5.9	$(4.2)	$3.0	$35.4
Allowance for deferred tax assets	1,397.3	90.2	(871.7)	12.4	628.2

Total	$1,428.0	$96.1	$(875.9)	$15.4	$663.6

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2011
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$14.5	$19.0	$(1.8)	$(1.0)	$30.7
Allowance for deferred tax assets	1,407.3	71.1	(68.2)	(12.9)	1,397.3

Total	$1,421.8	$90.1	$(70.0)	$(13.9)	$1,428.0

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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on the evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

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

(d)	Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Equity Compensation Plan Information

As of December 31, 2013	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,091,641	(1)	$—	(2)	4,681,206
Equity compensation plans not approved by security holders	—		—		—

Total	4,091,641		$—		4,681,206

(1)	Includes 761,423 of outstanding restricted stock units and 3,330,218 of outstanding performance shares. Outstanding performance shares are reflected at the maximum possible payout that may be earned during the relevant performance periods.
(2)	Reflects outstanding restricted stock units and performance shares at a weighted average price of zero.

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

Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

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

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 10, 2014.

Lear Corporation

By:	/s/ Matthew J. Simoncini
Matthew J. Simoncini
President and Chief Executive Officer and a Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Lear Corporation and in the capacities indicated on February 10, 2014.

/s/ Matthew J. Simoncini	/s/ Kathleen A. Ligocki
Matthew J. Simoncini	Kathleen A. Ligocki
President and Chief Executive Officer and a Director	a Director
(Principal Executive Officer)

/s/ Jeffrey H. Vanneste	/s/ Conrad L. Mallett, Jr.
Jeffrey H. Vanneste	Conrad L. Mallett, Jr.
Senior Vice President and Chief Financial Officer	a Director
(Principal Financial Officer )

/s/ Wendy L. Foss	/s/ Donald L. Runkle
Wendy L. Foss	Donald L. Runkle
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	a Director

/s/ Richard H. Bott	/s/ Gregory C. Smith
Richard H. Bott	Gregory C. Smith
a Director	a Director

/s/ Thomas P. Capo	/s/ Henry D.G. Wallace
Thomas P. Capo	Henry D.G. Wallace
a Director	Non-Executive Chairman of the Board of Directors and a Director

/s/ Jonathan F. Foster
Jonathan F. Foster a Director

Index to Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 9, 2009).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 9, 2009).

3.3	Certificate of Designations of Series A Convertible Participating Preferred Stock of the Company, as filed with the Secretary of State of the State of Delaware on November 9, 2009 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated November 9, 2009).

4.1	Warrant Agreement by and between the Company and Mellon Investor Services LLC, as Warrant Agent, dated as of November 9, 2009 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 9, 2009).

4.2	Indenture, dated March 26, 2010, among the Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 23, 2010).

4.3	First Supplemental Indenture, dated March 26, 2010, among the Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 23, 2010).

4.4	Second Supplemental Indenture, dated as of August 15, 2012, by and among Lear Corporation, the Subsidiary Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

4.5	Third Supplemental Indenture, dated as of January 17, 2013, by and among Lear Corporation, the Subsidiary Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 14, 2013).

4.6	Registration Rights Agreement, dated as of January 17, 2013, by and among the Company and each of the other parties thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 14, 2013).

10.1	Amended and Restated Credit Agreement, dated as of January 30, 2013, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 30, 2013).

**10.2*	Lear Corporation 2009 Long-Term Stock Incentive Plan, amended and restated effective January 1, 2014.

10.3*	Form of 2010 Restricted Stock Unit Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010).

10.4*	Form of Performance Unit Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010).

10.5*	Lear Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 9, 2009).

10.6*	Lear Corporation Pension Equalization Program, as amended through August 15, 2003 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.7*	First Amendment to the Lear Corporation Pension Equalization Program, dated as of December 21, 2006 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.8*	Second Amendment to the Lear Corporation Pension Equalization Program, dated as of May 9, 2007 (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.9*	Third Amendment to the Lear Corporation Pension Equalization Program, effective as of December 18, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 18, 2007).

**10.10*	Lear Corporation Outside Directors Compensation Plan, amended and restated effective January 1, 2014.

10.11*	Lear Corporation Outside Directors Compensation Plan – Form of Retainer and Stock Grant Deferral Elections (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.12*	Form of Restricted Stock Unit Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011).

10.13*	Form of Performance Share Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011).

10.14*	March 2012 Restricted Stock Unit Terms and Conditions for Jeffrey H. Vanneste (2-Year Vesting) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.15*	March 2012 Restricted Stock Unit Terms and Conditions for Jeffrey H. Vanneste (3-Year Vesting) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.16*	Lear Corporation Salaried Retirement Restoration Program (f/k/a Lear Corporation PSP Excess Plan), amended and restated effective January 1, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 14, 2012).

10.17*	Form of Career Share Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 14, 2012).

10.18*	Form of 2013 Restricted Stock Unit Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2013).

10.19*	Form of 2013 Performance Share Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2013).

10.20*	Amended and Restated Employment Agreement, dated as of August 9, 2011, between the Company and Matthew J. Simoncini (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011).

10.21*	Employment Agreement, dated March 15, 2012, between the Company and Jeffrey H. Vanneste (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.22*	Amended and Restated Employment Agreement, dated September 12, 2012, between the Company and Frank C. Orsini (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012).

10.23*	Amended and Restated Employment Agreement, dated September 11, 2013, between the Company and Raymond E. Scott (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2013).

10.24*	Amended and Restated Employment Agreement, dated September 11, 2013, between the Company and Terrence B. Larkin (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2013).

10.25*	Amended and Restated Employment Agreement, dated September 11, 2013, between the Company and Melvin L. Stephens (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2013).

10.26	Agreement, dated April 1, 2013, by and among Lear Corporation, Marcato, L.P., Marcato II, L.P., Marcato International Master Fund, Ltd., Marcato Capital Management LLC, Oskie Master Fund, LP and Oskie Capital Management, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 1, 2013).

10.27	Letter Agreement Re: Accelerated Share Repurchase between Citibank, N.A. and Lear Corporation, dated April 25, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 25, 2013).

**12.1	Computation of ratios of earnings to fixed charges.

**21.1	List of subsidiaries of the Company.

**23.1	Consent of Ernst & Young LLP.

**31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

**31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated September 18, 2009 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated November 5, 2009).

***101.INS	XBRL Instance Document.

***101.SCH	XBRL Taxonomy Extension Schema Document.

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Compensatory plan or arrangement.
**	Filed herewith.
***	Submitted electronically with the Report.