Form 10-Q
period 2014-03-29
LEAR CORP
filed 2014-04-25
CIK 842162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of April 21, 2014, the number of shares outstanding of the registrant’s common stock was 81,309,055 shares.

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 29, 2014

LEAR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have prepared the condensed consolidated financial statements of Lear Corporation and subsidiaries, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended December 31, 2013.

The financial information presented reflects all adjustments (consisting of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations, cash flows and financial position for the interim periods presented. These results are not necessarily indicative of a full year’s results of operations.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 29, 2014 (1)	December 31, 2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$919.4	$1,137.7
Accounts receivable	3,027.8	2,278.3
Inventories	872.0	818.7
Other	741.8	687.8

Total current assets	5,561.0	4,922.5

LONG-TERM ASSETS:
Property, plant and equipment, net	1,635.3	1,587.2
Goodwill	755.6	757.2
Other	1,046.3	1,064.0

Total long-term assets	3,437.2	3,408.4

Total assets	$8,998.2	$8,330.9

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and drafts	$2,882.0	$2,438.7
Accrued liabilities	1,287.4	1,140.4

Total current liabilities	4,169.4	3,579.1

LONG-TERM LIABILITIES:
Long-term debt	1,068.6	1,057.1
Other	517.7	545.2

Total long-term liabilities	1,586.3	1,602.3

EQUITY:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 88,085,381 and 88,062,341 shares issued as of March 29, 2014 and December 31, 2013, respectively	0.9	0.9
Additional paid-in capital, including warrants to purchase common stock	1,634.4	1,652.9
Common stock held in treasury, 6,792,028 and 7,311,037 shares as of March 29, 2014 and December 31, 2013, respectively, at cost	(343.0)	(362.1)
Retained earnings	2,025.1	1,920.3
Accumulated other comprehensive loss	(175.1)	(166.1)

Lear Corporation stockholders’ equity	3,142.3	3,045.9
Noncontrolling interests	100.2	103.6

Equity	3,242.5	3,149.5

Total liabilities and equity	$8,998.2	$8,330.9

(1)	Unaudited.

The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in millions, except per share data)

	Three Months Ended
	March 29, 2014	March 30, 2013

Net sales	$4,359.8	$3,947.1

Cost of sales	3,999.3	3,634.7
Selling, general and administrative expenses	136.7	129.6
Amortization of intangible assets	8.5	8.6
Interest expense	16.8	16.7
Other expense, net	29.2	10.7

Consolidated income before provision for income taxes and equity in net income of affiliates	169.3	146.8

Provision for income taxes	52.7	37.9
Equity in net income of affiliates	(12.0)	(8.0)

Consolidated net income	128.6	116.9
Less: Net income attributable to noncontrolling interests	6.6	8.4

Net income attributable to Lear	$122.0	$108.5

Basic net income per share attributable to Lear	$1.50	$1.14

Diluted net income per share attributable to Lear	$1.47	$1.13

Average common shares outstanding	81,075,811	94,816,752

Average diluted shares outstanding	82,761,597	95,871,104

Consolidated comprehensive income (Note 12)	$117.8	$94.7
Less: Comprehensive income attributable to noncontrolling interests	4.8	8.8

Comprehensive income attributable to Lear	$113.0	$85.9

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Three Months Ended
	March 29, 2014	March 30, 2013

Cash Flows from Operating Activities:
Consolidated net income	$128.6	$116.9
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Depreciation and amortization	74.5	66.4
Net change in recoverable customer engineering, development and tooling	8.3	20.0
Net change in working capital items (see below)	(286.8)	(159.6)
Other, net	21.2	20.1

Net cash provided by (used in) operating activities	(54.2)	63.8

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(96.4)	(98.7)
Insurance proceeds	—	7.1
Other, net	(14.0)	51.3

Net cash used in investing activities	(110.4)	(40.3)

Cash Flows from Financing Activities:
Proceeds from the issuance of senior notes	325.0	500.0
Repurchase of senior notes	(327.1)	(72.1)
Payment of debt issuance and other financing costs	(3.8)	(13.4)
Repurchase of common stock	—	(200.1)
Dividends paid to Lear Corporation stockholders	(17.5)	(16.2)
Dividends paid to noncontrolling interests	(5.8)	(3.9)
Other, net	(21.1)	(5.1)

Net cash provided by (used in) financing activities	(50.3)	189.2

Effect of foreign currency translation	(3.4)	(13.6)

Net Change in Cash and Cash Equivalents	(218.3)	199.1
Cash and Cash Equivalents as of Beginning of Period	1,137.7	1,402.2

Cash and Cash Equivalents as of End of Period	$919.4	$1,601.3

Changes in Working Capital Items:
Accounts receivable	$(754.5)	$(432.4)
Inventories	(52.6)	(76.3)
Accounts payable	449.2	288.2
Accrued liabilities and other	71.1	60.9

Net change in working capital items	$(286.8)	$(159.6)

Supplementary Disclosure:
Cash paid for interest	$35.6	$26.5

Cash paid for income taxes, net of refunds received	$40.2	$28.4

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

The accompanying condensed consolidated financial statements include the accounts of Lear, a Delaware corporation, and the wholly owned and less than wholly owned subsidiaries controlled by Lear. In addition, Lear consolidates all entities, including variable interest entities, in which it has a controlling financial interest. Investments in affiliates in which Lear does not have control, but does have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method.

The Company’s annual financial results are reported on a calendar year basis, and quarterly interim results are reported using a thirteen week reporting calendar.

Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended March 29, 2014.

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

In the first quarter of 2014, the Company recorded charges of $24.3 million in connection with its restructuring actions. These charges consist of $18.2 million recorded as cost of sales and $6.1 million recorded as selling, general and administrative expenses. The restructuring charges consist of employee termination benefits of $22.9 million and other related costs of $1.4 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. The Company expects to incur approximately $80.6 million of additional restructuring costs related to activities initiated as of March 29, 2014, and expects that the components of such costs will be consistent with its historical experience. Any future restructuring actions will depend upon market conditions, customer actions and other factors.

A summary of 2014 activity is shown below (in millions):

			Utilization
	Accrual as of January 1, 2014	2014 Charges	Cash	Non-cash	Accrual as of March 29, 2014

Employee termination benefits	$38.7	$22.9	$(20.1)	$—	$41.5
Contract termination costs	5.6	—	—	—	5.6
Other related costs	—	1.4	(1.4)	—	—

Total	$44.3	$24.3	$(21.5)	$—	$47.1

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(3) Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	March 29, 2014	December 31, 2013

Raw materials	$679.6	$633.5
Work-in-process	47.5	45.8
Finished goods	144.9	139.4

Inventories	$872.0	$818.7

(4) Pre-Production Costs Related to Long-Term Supply Agreements

The Company incurs pre-production engineering and development (“E&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production E&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the Company does not have a non-cancelable right to use the tooling. During the first quarters of 2014 and 2013, the Company capitalized $42.3 million and $50.3 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During the first quarters of 2014 and 2013, the Company also capitalized $66.3 million and $47.0 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets. During the first quarters of 2014 and 2013, the Company collected $103.2 million and $105.4 million, respectively, of cash related to E&D and tooling costs.

The classification of recoverable customer E&D and tooling costs related to long-term supply agreements is shown below (in millions):

	March 29, 2014	December 31, 2013

Current	$130.9	$134.2
Long-term	47.6	52.9

Recoverable customer E&D and tooling	$178.5	$187.1

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

A summary of property, plant and equipment is shown below (in millions):

	March 29, 2014	December 31, 2013

Land	$112.8	$113.4
Buildings and improvements	541.5	532.0
Machinery and equipment	1,736.6	1,645.0
Construction in progress	162.7	155.2

Total property, plant and equipment	2,553.6	2,445.6
Less – accumulated depreciation	(918.3)	(858.4)

Property, plant and equipment, net	$1,635.3	$1,587.2

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Depreciation expense was $66.0 million and $57.8 million for the three months ended March 29, 2014 and March 30, 2013, respectively.

The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with GAAP. If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. The Company does not believe that there were any indicators that would have resulted in long-lived asset impairment charges as of March 29, 2014. The Company will, however, continue to assess the impact of any significant industry events and long-term automotive production estimates on the realization of its long-lived assets.

In the first quarter of 2013, the Company recognized fixed asset impairment charges of $4.0 million in conjunction with its restructuring actions.

Investments in Affiliates

In the first quarter of 2013, the Company completed the sale of its 22.88% ownership interest in International Automotive Components Group North America, LLC for net proceeds of $49.6 million. The Company did not recognize a significant gain or loss related to this transaction.

(6) Goodwill

A summary of the changes in the carrying amount of goodwill, all of which relates to the seating segment, for the three months ended March 29, 2014, is shown below (in millions):

Balance as of January 1, 2014	$757.2
Foreign currency translation and other	(1.6)

Balance as of March 29, 2014	$755.6

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

The Company does not believe that there were any indicators that would have resulted in goodwill impairment charges as of March 29, 2014. The Company will, however, continue to assess the impact of significant events or circumstances on its recorded goodwill.

(7) Debt

A summary of long-term debt and the related weighted average interest rates is shown below (in millions):

	March 29, 2014		December 31, 2013
	Long-Term Debt	Weighted Average Interest Rate	Long-Term Debt	Weighted Average Interest Rate

7.875% Senior Notes due 2018	$—	—	$278.8	8.00%
8.125% Senior Notes due 2020	243.6	8.25%	278.3	8.25%
4.75% Senior Notes due 2023	500.0	4.75%	500.0	4.75%
5.375% Senior Notes due 2024	325.0	5.375%	—	—

Long-term debt	$1,068.6		$1,057.1

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Senior Notes

As of March 29, 2014, the Company’s long-term debt consists of $245 million in aggregate principal amount of senior unsecured notes due 2020 at a stated coupon rate of 8.125% (the “2020 Notes), $500 million in aggregate principal amount of senior unsecured notes due 2023 at a stated coupon rate of 4.75% (the “2023 Notes”) and $325 million in aggregate principal amount of senior unsecured notes due 2024 at a stated coupon rate of 5.375% (the “2024 Notes,” and together with the 2020 Notes and 2023 Notes, the “Notes”).

The 2020 Notes were issued on March 26, 2010, at 99.164% of par, resulting in a yield to maturity of 8.25%, and interest is payable on March 15 and September 15 of each year. The 2020 Notes mature on March 15, 2020. The 2023 Notes were issued on January 17, 2013, and interest is payable on January 15 and July 15 of each year. The 2023 Notes were offered and sold in a private transaction to qualified institutional buyers under Rule 144A and, outside of the United States, pursuant to Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). In accordance with the registration rights agreement entered into at the time of the issuance of the 2023 Notes, the Company expects to launch and complete an exchange offer to exchange the 2023 Notes for substantially identical notes registered under the Securities Act in the second quarter of 2014. The 2023 Notes mature on January 15, 2023.

The 2024 Notes were issued on March 11, 2014, and interest is payable on March 15 and September 15 of each year. The proceeds from the offering of $325 million, net of related issuance costs of $3.8 million and together with existing cash on hand, were used to redeem the remaining aggregate principal amount of the Company’s 7.875% senior unsecured notes due 2018 (the “2018 Notes”) ($280 million) and to redeem 10% of the original aggregate principal amount of the 2020 Notes ($35 million) at stated redemption prices, plus accrued and unpaid interest to the respective redemption dates. In connection with these transactions, the Company paid $327.1 million and recognized losses of $17.5 million on the extinguishment of debt in the first quarter of 2014.

The Company may redeem all or part of the 2024 Notes, at its option, at any time on or after March 15, 2019, at the redemption prices set forth below, plus accrued and unpaid interest to the redemption date.

Twelve-Month Period Commencing March 15,	2024 Notes
2019	102.688%
2020	101.792%
2021	100.896%
2022 and thereafter	100.0%

Prior to March 15, 2017, the Company may redeem up to 35% of the aggregate principal amount of the 2024 Notes, in an amount not to exceed the amount of net cash proceeds of one or more equity offerings, at a redemption price equal to 105.375% of the aggregate principal amount thereof, plus accrued and unpaid interest to the redemption date, provided that at least 65% of the original aggregate principal amount of the 2024 Notes remains outstanding after the redemption and any such redemption is made 90 days after the closing of such equity offering. Prior to March 15, 2019, the Company may redeem the 2024 Notes, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount thereof, plus a “make-whole” premium as of, and accrued and unpaid interest to, the redemption date.

The Notes are senior unsecured obligations. The Company’s obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain domestic subsidiaries, which are directly or indirectly 100% owned by Lear. See Note 17, “Supplemental Guarantor Condensed Consolidating Financial Statements.”

The indenture governing the 2020 Notes contains restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to: (i) incur additional debt, (ii) pay dividends and make other restricted payments, (iii) create or permit certain liens, (iv) issue or sell capital stock of the Company’s restricted subsidiaries, (v) use the proceeds from sales of assets and subsidiary stock, (vi) create or permit restrictions on the ability of the Company’s restricted subsidiaries to pay dividends or make other distributions to the Company, (vii) enter into transactions with affiliates, (viii) enter into sale and leaseback transactions and (ix) consolidate or merge or sell all or substantially all of the Company’s assets. The foregoing limitations are subject to exceptions as set forth in the 2020 Notes. In addition, if in the future the 2020 Notes have an investment grade credit rating from both Moody’s Investors Service and Standard & Poor’s Ratings Services and no default has occurred and is continuing, certain of these covenants will, thereafter, no longer apply to the 2020 Notes for so long as the 2020 Notes have an investment grade credit rating by both rating agencies. The indenture governing the 2020 Notes also contains customary events of default.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Subject to certain exceptions, the indenture governing the 2023 Notes and 2024 Notes contains restrictive covenants that, among other things, limit the ability of the Company to: (i) create or permit certain liens, (ii) enter into sale and leaseback transactions and (iii) consolidate or merge or sell all or substantially all of the Company’s assets. These indentures also provide for customary events of default.

As of March 29, 2014, the Company was in compliance with all covenants under the indentures governing the Notes.

2013 Redemption of Senior Notes

In the first quarter of 2013, the Company redeemed 10% of the original aggregate principal amount of each of the 2018 Notes and 2020 Notes ($70 million, in aggregate) at the stated redemption price, plus accrued and unpaid interest to the redemption date. In connection with this transaction, the Company paid $72.1 million and recognized a loss of $3.6 million on the partial extinguishment of debt in the first quarter of 2013.

Revolving Credit Facility

The Company’s amended and restated credit agreement, which matures on January 30, 2018, provides for a $1.0 billion revolving credit facility. As of March 29, 2014 and December 31, 2013, there were no borrowings outstanding under the revolving credit facility.

Advances under the revolving credit facility generally bear interest at a variable rate per annum equal to (i) the Eurocurrency Rate (as defined) plus an adjustable margin of 1.0% to 2.25% based on the Company’s corporate rating (1.5% as of March 29, 2014), payable on the last day of each applicable interest period but in no event less frequently than quarterly, or (ii) the Adjusted Base Rate (as defined) plus an adjustable margin of 0.0% to 1.25% based on the Company’s corporate rating (0.50% as of March 29, 2014), payable quarterly. A facility fee which ranges from 0.25% to 0.50% of the total amount committed under the revolving credit facility, is payable annually.

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

The revolving credit facility contains various customary representations, warranties and covenants by the Company, including, without limitation, (i) covenants regarding maximum leverage and minimum interest coverage, (ii) limitations on fundamental changes involving the Company or its subsidiaries and (iii) limitations on indebtedness, liens, investments and restricted payments. As of March 29, 2014, the Company was in compliance with all covenants under the agreement governing the revolving credit facility.

For further information on the Notes and the revolving credit facility, see Note 6, “Debt,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(8) Pension and Other Postretirement Benefit Plans

Net Periodic Pension and Other Postretirement Benefit Cost

The components of the Company’s net periodic pension benefit cost are shown below (in millions):

	Three Months Ended
	March 29, 2014		March 30, 2013
	U.S.	Foreign	U.S.	Foreign

Service cost	$0.9	$2.2	$0.7	$2.5
Interest cost	7.1	5.1	6.6	5.3
Expected return on plan assets	(9.5)	(6.7)	(8.1)	(6.4)
Amortization of actuarial (gain) loss	(0.1)	0.3	1.0	1.6
Settlement loss	0.1	—	—	—

Net periodic benefit (credit) cost	$(1.5)	$0.9	$0.2	$3.0

The components of the Company’s net periodic other postretirement benefit cost are shown below (in millions):

	Three Months Ended
	March 29, 2014		March 30, 2013
	U.S.	Foreign	U.S.	Foreign

Service cost	$0.1	$0.2	$—	$0.3
Interest cost	1.0	0.5	0.9	0.8
Amortization of actuarial (gain) loss	(0.2)	—	—	0.1
Amortization of prior service credit	—	(0.1)	—	(0.1)
Special termination benefits	—	0.2	—	—

Net periodic benefit cost	$0.9	$0.8	$0.9	$1.1

Contributions

Employer contributions to the Company’s domestic and foreign pension plans for the three months ended March 29, 2014, were $3.8 million. The Company expects contributions to its domestic and foreign pension plans of approximately $20 million in 2014. The Company may elect to make contributions in excess of minimum funding requirements in response to investment performance or changes in interest rates or when the Company believes that it is financially advantageous to do so and based on its other cash requirements.

Employer contributions to the Company’s defined contribution retirement program for its salaried employees, determined as a percentage of each covered employee’s eligible compensation, for the three months ended March 29, 2014, were $1.9 million. The Company expects total contributions of approximately $16 million to this program in 2014.

(9) Other Expense, Net

Other expense, net includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the disposal of fixed assets and other miscellaneous income and expense. A summary of other expense, net is shown below (in millions):

	March 29, 2014	March 30, 2013

Other expense	$29.8	$11.3
Other income	(0.6)	(0.6)

Other expense, net	$29.2	$10.7

For the three months ended March 29, 2014 and March 30, 2013, other expense includes losses of $17.5 million and $3.6 million, respectively, on the extinguishment of debt. See Note 7, “Debt.”

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

For the three months ended March 29, 2014, other expense includes net foreign currency transaction losses of $6.5 million.

(10) Income Taxes

The provision for income taxes was $52.7 million for the first quarter of 2014, representing an effective tax rate of 31.1% on pretax income before equity in net income of affiliates of $169.3 million, as compared to $37.9 million for the first quarter of 2013, representing an effective tax rate of 25.8% on pretax income before equity in net income of affiliates of $146.8 million.

In the first quarters of 2014 and 2013, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. The provision was also impacted by a portion of the Company’s restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In the first quarter of 2014, the Company recognized tax benefits of $9.9 million related to debt redemption costs, restructuring charges and various other items and tax benefits of $5.5 million related to reductions in tax reserves due to tax audit settlements. In the first quarter of 2013, the Company recognized tax benefits of $8.2 million primarily related to restructuring charges and various other items and tax benefits of $6.3 million primarily related to the retroactive reinstatement of the U.S. research and development tax credit. Excluding these items, the effective tax rate in the first quarters of 2014 and 2013 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.

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

For further information, see Note 7, “Income Taxes,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A summary of information used to compute basic and diluted net income per share attributable to Lear is shown below (in millions, except share and per share data):

	Three Months Ended
	March 29, 2014	March 30, 2013

Net income attributable to Lear	$122.0	$108.5

Average common shares outstanding	81,075,811	94,816,752
Dilutive effect of common stock equivalents	1,685,786	1,054,352

Average diluted shares outstanding	82,761,597	95,871,104

Basic net income per share attributable to Lear	$1.50	$1.14

Diluted net income per share attributable to Lear	$1.47	$1.13

(12) Comprehensive Income and Equity

Comprehensive Income

Comprehensive income is defined as all changes in the Company’s net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items recorded in equity are included in comprehensive income.

A summary of comprehensive income and reconciliations of equity, Lear Corporation stockholders’ equity and noncontrolling interests for the three months ended March 29, 2014 and March 30, 2013, are shown below (in millions):

	Three Months Ended March 29, 2014			Three Months Ended March 30, 2013
	Equity	Lear Corporation Stockholders’ Equity	Non- controlling Interests	Equity	Lear Corporation Stockholders’ Equity	Non- controlling Interests

Beginning equity balance	$3,149.5	$3,045.9	$103.6	$3,612.2	$3,487.1	$125.1
Stock-based compensation transactions	0.3	0.3	—	7.4	7.4	—
Repurchase of common stock	—	—	—	(200.1)	(200.1)	—
Dividends declared to Lear Corporation stockholders	(17.2)	(17.2)	—	(16.5)	(16.5)	—
Dividends paid to noncontrolling interests	(5.8)	—	(5.8)	(3.9)	—	(3.9)
Acquisition of noncontrolling interests	(2.1)	0.3	(2.4)	(8.0)	(3.2)	(4.8)
Comprehensive income:
Net income	128.6	122.0	6.6	116.9	108.5	8.4
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	—	—	—	1.9	1.9	—
Derivative instruments and hedging activities	1.9	1.9	—	7.3	7.3	—
Foreign currency translation adjustments	(12.7)	(10.9)	(1.8)	(31.4)	(31.8)	0.4

Other comprehensive income (loss)	(10.8)	(9.0)	(1.8)	(22.2)	(22.6)	0.4

Comprehensive income	117.8	113.0	4.8	94.7	85.9	8.8

Ending equity balance	$3,242.5	$3,142.3	$100.2	$3,485.8	$3,360.6	$125.2

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A summary of changes in accumulated other comprehensive income (loss), net of tax is shown below (in millions):

	Three Months Ended
	March 29, 2014	March 30, 2013
Defined benefit plan adjustments:
Balance at beginning of period	$(104.5)	$(249.9)
Reclassification adjustments	—	1.9

Balance at end of period	$(104.5)	$(248.0)

Derivative instruments and hedging activities:
Balance at beginning of period	$(5.3)	$2.7
Reclassification adjustments	(0.7)	(5.9)
Other comprehensive income recognized during the period	2.6	13.2

Balance at end of period	$(3.4)	$10.0

Foreign currency translation adjustments:
Balance at beginning of period	$(56.3)	$(53.6)
Other comprehensive loss recognized during the period	(10.9)	(31.8)

Balance at end of period	$(67.2)	$(85.4)

Other comprehensive income (loss) related to the Company’s defined benefit plans includes pretax reclassification adjustments of $2.6 million for the three months ended March 30, 2013. See Note 8, “Pension and Other Postretirement Benefit Plans.” Other comprehensive income (loss) related to the Company’s derivative instruments and hedging activities includes pretax reclassification adjustments of ($1.0) million and ($8.2) million for the three months ended March 29, 2014 and March 30, 2013, respectively. See Note 15, “Financial Instruments.”

Foreign currency translation adjustments relate primarily to the Chinese renminbi and the Brazilian real for the three months ended March 29, 2014, and to the Euro for the three months ended March 30, 2013.

Lear Corporation Stockholders’ Equity

Common Stock Share Repurchase Program

On April 25, 2013, the Company entered into an accelerated stock repurchase (“ASR”) agreement with a third-party financial institution to repurchase $800 million of its common stock. In the second quarter of 2013, the Company paid $800 million to the financial institution, using cash on-hand, and received an initial delivery of 11,862,836 shares. This initial share delivery represented 80% of the ASR transaction’s value at the then-current price of $53.95 per share. These shares have been included in common stock held in treasury as of the applicable delivery date. The ultimate number of shares repurchased and the final price paid per share under the ASR transaction was determined based on the daily volume weighted average price of the Company’s common stock during the term of the ASR agreement, less an agreed upon discount. On March 31, 2014, the ASR agreement ended, and the initial delivery of 11,862,836 shares under the ASR transaction exceeded the ultimate number of shares repurchased by 658,903 shares. Under the terms of the ASR agreement, the Company had the contractual right to deliver either shares or cash equal to the value of those shares to the financial institution. The Company elected to settle the ASR transaction in cash and as a result, paid $55.5 million in the second quarter of 2014. Inclusive of the settlement, 11,862,836 shares were repurchased under the ASR transaction for $855.5 million, or an average price of $72.11 per share.

Inclusive of the settlement of the ASR transaction, the Company has a remaining repurchase authorization of $694.5 million under its ongoing common stock share repurchase program, which will expire in April 2016. The Company may implement these share repurchases through a variety of methods, including open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which the Company will repurchase its outstanding common stock and the timing of such repurchases will depend upon its financial condition, prevailing market conditions, alternative uses of capital and other factors. In addition, the Company’s amended and restated credit facility and the indenture governing the 2020 Notes place certain limitations on the Company’s ability to repurchase its common shares.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of the date of this Report, the Company has paid $1.6 billion in aggregate (inclusive of the settlement of the ASR transaction) for repurchases of its outstanding common stock, excluding commissions and related fees, since the first quarter of 2011.

In addition to shares repurchased under the Company’s common stock share repurchase program described above, the Company classified shares withheld from the settlement of the Company’s restricted stock unit and performance share awards to cover minimum tax withholding requirements as common stock held in treasury in the accompanying condensed consolidated balance sheets as of March 29, 2014 and December 31, 2013.

Quarterly Dividend

In the first three months of 2014 and 2013, the Company’s Board of Directors declared quarterly cash dividends of $0.20 and $0.17 per share of common stock, respectively. In the first three months of 2014, declared dividends totaled $17.2 million, and dividends paid totaled $17.5 million. In the first three months of 2013, declared dividends totaled $16.5 million, and dividends paid totaled $16.2 million. Dividends payable on common shares to be distributed under the Company’s stock-based compensation program and common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings will be paid when such common shares are distributed.

Noncontrolling Interests

In the first quarters of 2014 and 2013, the Company acquired noncontrolling interests in certain of its consolidated subsidiaries.

(13) Legal and Other Contingencies

As of March 29, 2014 and December 31, 2013, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $19.4 million and $17.5 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.

On October 5, 2011, a plaintiff filed a putative class action complaint in the United States District Court for the Eastern District of Michigan against the Company and several other global suppliers of automotive wire harnesses alleging violations of federal and state antitrust and related laws. Since that time, a number of other plaintiffs have filed substantially similar class action complaints against the Company and these and other suppliers and individuals in a number of different federal district courts, and it is possible that additional similar lawsuits may be filed in the future. Plaintiffs purport to be direct and indirect purchasers of automotive wire harnesses supplied by the Company and/or the other defendants during the relevant period. The complaints allege that the defendants conspired to fix prices at which automotive wire harnesses were sold and that this had an anticompetitive effect upon interstate commerce in the United States. The complaints further allege that defendants fraudulently concealed their alleged conspiracy. The plaintiffs in these proceedings seek injunctive relief and recovery of an unspecified amount of damages, as well as costs and expenses relating to the proceedings, including attorneys’ fees. On February 7, 2012, the Judicial Panel on Multidistrict Litigation entered an order transferring and coordinating the various civil actions, for pretrial purposes, into one proceeding in the United States District Court for the Eastern District of Michigan. On May 14, 2012, three purported classes of plaintiffs — direct purchasers of automotive wire harnesses; automotive dealers that indirectly purchased automotive wire harnesses or vehicles containing such harnesses; and indirect purchasers that purchased or leased vehicles containing automotive wire harnesses (or purchased replacement automotive wire harnesses for their vehicles) — filed consolidated amended complaints in the consolidated proceeding. With respect to the Company, the consolidated amended complaints are substantially similar to the individual complaints that had been filed in the various jurisdictions. On July 13, 2012, the Company filed a motion to have these actions dismissed. On June 6, 2013, the District Court entered an order denying the Company’s motion to dismiss and, on September 6, 2013, denied the Company’s motion to certify the June 6, 2013 order for interlocutory appeal. On February 20, 2014, another plaintiff — the City of Richmond, California — filed a putative class action in the United States District Court for the Eastern District of Michigan on behalf of itself and other “Public Entities” comprising states, state subdivisions, agencies and instrumentalities and local government subdivisions and agencies that assert substantially the same claims as the indirect purchasers.

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

A summary of the changes in reserves for product liability and warranty claims for the three months ended March 29, 2014, is shown below (in millions):

Balance as of January 1, 2014	$28.3
Expense, net (including changes in estimates)	4.6
Settlements	(0.7)

Balance as of March 29, 2014	$32.2

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

As of March 29, 2014 and December 31, 2013, the Company had recorded environmental reserves of $4.9 million and $5.0 million, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.

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

Insurance Recoveries

The Company has incurred losses and incremental costs related to the destruction of assets caused by a fire at one of its European production facilities in the third quarter of 2011. During the fourth quarter of 2012, the Company reached a settlement for the recovery of such costs under applicable insurance policies. In connection with this event, the Company incurred losses and incremental costs of $5.8 million and received cash proceeds of $10.0 million, of which $2.9 million has been reflected in cash flows from operating activities and $7.1 million has been reflected in cash flows from investing activities, in the first quarter of 2013. For further information on cumulative losses and incremental costs incurred and recoveries received in connection with this event, see Note 11, “Commitments and Contingencies,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended March 29, 2014
	Seating	Electrical	Other	Consolidated

Revenues from external customers	$3,225.9	$1,133.9	$—	$4,359.8
Segment earnings (1)	152.2	138.3	(75.2)	215.3
Depreciation and amortization	47.6	25.0	1.9	74.5
Capital expenditures	73.9	21.6	0.9	96.4
Total assets	5,417.5	1,808.7	1,772.0	8,998.2

	Three Months Ended March 30, 2013
	Seating	Electrical	Other	Consolidated

Revenues from external customers	$2,911.7	$1,035.4	$—	$3,947.1
Segment earnings (1)	141.4	89.0	(56.2)	174.2
Depreciation and amortization	42.6	21.9	1.9	66.4
Capital expenditures	67.5	30.3	0.9	98.7
Total assets	4,744.1	1,565.0	2,515.1	8,824.2

(1)	See definition above

For the three months ended March 29, 2014, segment earnings include restructuring charges of $21.4 million, $1.0 million and $1.9 million in the seating and electrical segments and in the other category, respectively. For the three months ended March 30, 2013, segment earnings include restructuring charges of $15.2 million, $0.7 million and $1.1 million in the seating and electrical segments and in the other category, respectively. See Note 2, “Restructuring.”

A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

	Three Months Ended
	March 29, 2014	March 30, 2013

Segment earnings	$215.3	$174.2
Interest expense	16.8	16.7
Other expense, net	29.2	10.7

Consolidated income before provision for income taxes and equity in net income of affiliates	$169.3	$146.8

(15) Financial Instruments

The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to the quoted market prices of these securities (Level 2 input based on the GAAP fair value hierarchy). As of March 29, 2014, the aggregate carrying value of the Company’s Notes was $1,068.6 million, as compared to an estimated aggregate fair value of $1,085.1 million. As of December 31, 2013, the aggregate carrying value of the Notes was $1,057.1 million, as compared to an estimated aggregate fair value of $1,077.1 million.

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Foreign exchange — The Company uses forwards, swaps and other derivative contracts to reduce the effects of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce exposure to fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, various European currencies, the Brazilian real, the Thai baht and the Canadian dollar. As of March 29, 2014 and December 31, 2013, contracts designated as cash flow hedges with $865.1 million and $917.4 million, respectively, of notional amount were outstanding with maturities of less than 21 months. As of March 29, 2014 and December 31, 2013, the fair value of these contracts was approximately $9.6 million and $6.5 million, respectively. As of March 29, 2014 and December 31, 2013, other foreign currency derivative contracts that did not qualify for hedge accounting with $158.9 million and $149.2 million, respectively, of notional amount were outstanding. These foreign currency derivative contracts consist principally of hedges of cash transactions of up to twelve months, hedges of intercompany loans and hedges of certain other balance sheet exposures. As of March 29, 2014 and December 31, 2013, the fair value of these contracts was approximately $0.8 million and ($0.1) million, respectively.

The fair value of outstanding foreign currency derivative contracts and the related classification in the accompanying condensed consolidated balance sheets as of March 29, 2014 and December 31, 2013, are shown below (in millions):

	March 29, 2014	December 31, 2013
Contracts qualifying for hedge accounting:
Other current assets	$14.5	$12.4
Other long-term assets	1.7	0.7
Other current liabilities	(6.4)	(6.5)
Other long-term liabilities	(0.2)	(0.1)

	9.6	6.5

Contracts not qualifying for hedge accounting:
Other current assets	1.5	0.4
Other current liabilities	(0.7)	(0.5)

	0.8	(0.1)

	$10.4	$6.4

Pretax amounts related to foreign currency derivative contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended
	March 29, 2014	March 30, 2013
Contracts qualifying for hedge accounting:
Gains recognized in accumulated other comprehensive loss	$3.2	$18.2
Gains reclassified from accumulated other comprehensive loss	(1.0)	(8.2)

Comprehensive income	$2.2	$10.0

For the three months ended March 29, 2014 and March 30, 2013, net sales includes gains of $0.4 million and $0.5 million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts. For the three months ended March 29, 2014 and March 30, 2013, cost of sales includes gains of $0.6 million and $7.7 million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts.

Interest rate — Historically, the Company used interest rate swap and other derivative contracts to manage its exposure to fluctuations in interest rates. As of March 29, 2014 and December 31, 2013, there were no interest rate contracts outstanding. The Company will continue to evaluate, and may use, derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts, to manage its exposures to fluctuations in interest rates in the future.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Commodity prices — Historically, the Company used commodity swap and other derivative contracts to reduce its exposure to fluctuations in certain commodity prices. These derivative instruments were utilized to hedge forecasted inventory purchases, and to the extent that they met hedge accounting criteria, they were accounted for as cash flow hedges. Commodity swap contracts that were not accounted for as cash flow hedges were marked to market with changes in fair value recognized immediately in the accompanying condensed consolidated statements of comprehensive income. As of March 29, 2014 and December 31, 2013, there were no commodity swap contracts outstanding.

As of March 29, 2014 and December 31, 2013, pretax net gains of approximately $9.2 million and $6.5 million, respectively, related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. During the twelve month period ending March 28, 2015, the Company expects to reclassify into earnings net gains of approximately $8.1 million recorded in accumulated other comprehensive loss as of March 29, 2014. Such gains will be reclassified at the time that the underlying hedged transactions are realized. During the three months ended March 29, 2014 and March 30, 2013, amounts recognized in the accompanying condensed consolidated statements of comprehensive income related to changes in the fair value of cash flow and fair value hedges excluded from the Company’s effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Items measured at fair value on a recurring basis – Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of March 29, 2014 and December 31, 2013, are shown below (in millions):

	March 29, 2014
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts, net	Recurring	$10.4	Market/Income	$—	$10.4	$—

	December 31, 2013
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts, net	Recurring	$6.4	Market/Income	$—	$6.4	$—

The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. To estimate this credit spread, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of March 29, 2014 and December 31, 2013, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy during the first quarter of 2014.

Items measured at fair value on a non-recurring basis – The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. As of March 29, 2014, there were no significant assets or liabilities measured at fair value on a non-recurring basis.

For further information on assets measured at fair value on a non-recurring basis, see Note 2, “Restructuring.”

(16) Accounting Pronouncements

Cumulative Translation Adjustments

The Financial Accounting Standards Board (“FASB”) issued ASU 2013-05, “Parent’s Accounting for Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” which amends ASC 830, “Foreign Currency Matters.” This ASU clarifies the accounting for cumulative translation adjustments when an entity ceases to have a controlling financial interest in a foreign subsidiary. The provisions of this update were effective as of January 1, 2014, and the effects of adoption were not significant.

Presentation of Unrecognized Tax Benefits

The FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which amends ASC 740, “Income Taxes.” This ASU requires that a liability related to an unrecognized tax benefit be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if certain criteria are met. The provisions of this update were effective as of January 1, 2014, and are reflected in the accompanying condensed consolidated balance sheet as of March 29, 2014. The effects of adoption were not significant.

Discontinued Operations

The FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which amends ASC 205, “Presentation of Financial Statements,” and ASC 360, “Property, Plant and Equipment.” This ASU changes the criteria for determining which disposals can be presented as a discontinued operation and modifies existing disclosure requirements. The provisions of this update are effective as of January 1, 2015. The Company is currently evaluating the impact of this update.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements

	March 29, 2014
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$220.7	$0.1	$698.6	$—	$919.4
Accounts receivable	67.5	555.8	2,404.5	—	3,027.8
Inventories	4.4	313.5	554.1	—	872.0
Other	151.2	70.0	520.6	—	741.8

Total current assets	443.8	939.4	4,177.8	—	5,561.0

LONG-TERM ASSETS:
Property, plant and equipment, net	93.0	321.8	1,220.5	—	1,635.3
Goodwill	23.5	401.0	331.1	—	755.6
Investments in subsidiaries	1,926.0	1,966.6	—	(3,892.6)	—
Intercompany accounts, net	1,493.8	—	—	(1,493.8)	—
Other	585.6	70.2	390.5	—	1,046.3

Total long-term assets	4,121.9	2,759.6	1,942.1	(5,386.4)	3,437.2

Total assets	$4,565.7	$3,699.0	$6,119.9	$(5,386.4)	$8,998.2

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and drafts	$122.7	$672.5	$2,086.8	$—	$2,882.0
Accrued liabilities	123.4	182.3	981.7	—	1,287.4

Total current liabilities	246.1	854.8	3,068.5	—	4,169.4

LONG-TERM LIABILITIES:
Long-term debt	1,068.6	—	—	—	1,068.6
Intercompany accounts, net	—	545.2	948.6	(1,493.8)	—
Other	108.7	142.0	267.0	—	517.7

Total long-term liabilities	1,177.3	687.2	1,215.6	(1,493.8)	1,586.3

EQUITY:
Lear Corporation stockholders’ equity	3,142.3	2,157.0	1,735.6	(3,892.6)	3,142.3
Noncontrolling interests	—	—	100.2	—	100.2

Equity	3,142.3	2,157.0	1,835.8	(3,892.6)	3,242.5

Total liabilities and equity	$4,565.7	$3,699.0	$6,119.9	$(5,386.4)	$8,998.2

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Three Months Ended March 29, 2014
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)

Net sales	$103.1	$1,634.6	$3,791.1	$(1,169.0)	$4,359.8

Cost of sales	153.3	1,484.0	3,531.0	(1,169.0)	3,999.3
Selling, general and administrative expenses	62.6	5.3	68.8	—	136.7
Intercompany operating (income) expense, net	(129.2)	69.7	59.5	—	—
Amortization of intangible assets	0.4	1.2	6.9	—	8.5
Interest expense	13.5	4.8	(1.5)	—	16.8
Other expense, net	17.3	(0.3)	12.2	—	29.2

Consolidated income before income taxes and equity in net income of affiliates and subsidiaries	(14.8)	69.9	114.2	—	169.3
Provision for income taxes	(6.6)	30.2	29.1	—	52.7
Equity in net income of affiliates	0.1	(0.5)	(11.6)	—	(12.0)
Equity in net income of subsidiaries	(130.3)	(52.0)	—	182.3	—

Consolidated net income	122.0	92.2	96.7	(182.3)	128.6
Less: Net income attributable to noncontrolling interests	—	—	6.6	—	6.6

Net income attributable to Lear	$122.0	$92.2	$90.1	$(182.3)	$122.0

Consolidated comprehensive income	$113.0	$93.3	$84.4	$(172.9)	$117.8
Less: Comprehensive income attributable to noncontrolling interests	—	—	4.8	—	4.8

Comprehensive income attributable to Lear	$113.0	$93.3	$79.6	$(172.9)	$113.0

	For the Three Months Ended March 30, 2013
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)

Net sales	$121.6	$1,527.7	$3,437.3	$(1,139.5)	$3,947.1

Cost of sales	153.1	1,386.9	3,234.2	(1,139.5)	3,634.7
Selling, general and administrative expenses	40.4	17.7	71.5	—	129.6
Intercompany operating (income) expense, net	(54.3)	31.3	23.0	—	—
Amortization of intangible assets	0.4	1.2	7.0	—	8.6
Interest expense	15.0	3.3	(1.6)	—	16.7
Other expense, net	4.4	0.5	5.8	—	10.7

Consolidated income before income taxes and equity in net income of affiliates and subsidiaries	(37.4)	86.8	97.4	—	146.8
Provision for income taxes	(16.6)	31.9	22.6	—	37.9
Equity in net income of affiliates	—	0.3	(8.3)	—	(8.0)
Equity in net income of subsidiaries	(129.3)	(42.5)	—	171.8	—

Consolidated net income	108.5	97.1	83.1	(171.8)	116.9
Less: Net income attributable to noncontrolling interests	—	—	8.4	—	8.4

Net income attributable to Lear	$108.5	$97.1	$74.7	$(171.8)	$108.5

Consolidated comprehensive income	$85.9	$113.9	$49.6	$(154.7)	$94.7
Less: Comprehensive income attributable to noncontrolling interests	—	—	8.8	—	8.8

Comprehensive income attributable to Lear	$85.9	$113.9	$40.8	$(154.7)	$85.9

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Three Months Ended March 29, 2014
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)

Net cash provided by (used in) operating activities	$43.1	$(44.3)	$(53.0)	$—	$(54.2)
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1.5)	(21.4)	(73.5)	—	(96.4)
Other, net	0.2	4.4	(18.6)	—	(14.0)

Net cash used in investing activities	(1.3)	(17.0)	(92.1)	—	(110.4)

Cash Flows from Financing Activities:
Proceeds from the issuance of senior notes	325.0	—	—	—	325.0
Repurchase of senior notes	(327.1)	—	—	—	(327.1)
Payment of debt issuance and other financing costs	(3.8)	—	—	—	(3.8)
Dividends paid to Lear Corporation stockholders	(17.5)	—	—	—	(17.5)
Dividends paid to noncontrolling interests	—	—	(5.8)	—	(5.8)
Other	(18.9)	—	(2.2)	—	(21.1)
Change in intercompany accounts	(122.3)	61.3	61.0	—	—

Net cash provided by (used in) financing activities	(164.6)	61.3	53.0	—	(50.3)

Effect of foreign currency translation	—	—	(3.4)	—	(3.4)

Net Change in Cash and Cash Equivalents	(122.8)	—	(95.5)	—	(218.3)
Cash and Cash Equivalents as of Beginning of Period	343.5	0.1	794.1	—	1,137.7

Cash and Cash Equivalents as of End of Period	$220.7	$0.1	$698.6	$—	$919.4

	For the Three Months Ended March 30, 2013
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)

Net cash provided by (used in) operating activities	$12.6	$47.1	$4.1	$—	$63.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(5.4)	(27.3)	(66.0)	—	(98.7)
Insurance proceeds	—	—	7.1	—	7.1
Other, net	54.0	0.1	(2.8)	—	51.3

Net cash used in investing activities	48.6	(27.2)	(61.7)	—	(40.3)

Cash Flows from Financing Activities:
Proceeds from the issuance of senior notes	500.0	—	—	—	500.0
Repurchase of senior notes	(72.1)	—	—	—	(72.1)
Payment of debt issuance and other financing costs	(13.4)	—	—	—	(13.4)
Repurchase of common stock	(200.1)	—	—	—	(200.1)
Dividends paid to Lear Corporation stockholders	(16.2)	—	—	—	(16.2)
Dividends paid to noncontrolling interests	—	—	(3.9)	—	(3.9)
Other	(1.8)	—	(3.3)	—	(5.1)
Change in intercompany accounts	(76.3)	(19.9)	96.2	—	—

Net cash provided by (used in) financing activities	120.1	(19.9)	89.0	—	189.2

Effect of foreign currency translation	—	—	(13.6)	—	(13.6)

Net Change in Cash and Cash Equivalents	181.3	—	17.8	—	199.1
Cash and Cash Equivalents as of Beginning of Period	481.4	0.1	920.7	—	1,402.2

Cash and Cash Equivalents as of End of Period	$662.7	$0.1	$938.5	$—	$1,601.3

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

Basis of Presentation — Certain of the Company’s domestic 100% owned subsidiaries (the “Guarantors”) have jointly and severally unconditionally guaranteed, on a senior unsecured basis, the performance and the full and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of the Company’s obligations under its revolving credit facility and the indentures governing the Notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the Notes. The Notes consist of $245 million in aggregate principal amount at maturity of 8.125% senior unsecured notes due 2020, $500 million in aggregate principal amount of 4.75% senior unsecured notes due 2023 and $325 million in aggregate principal amount of 5.375% senior unsecured notes due 2024. The Guarantors include Guilford Mills, Inc., Lear Corporation EEDS and Interiors, Lear Mexican Seating Corporation and Lear Operations Corporation. In lieu of providing separate financial statements for the Guarantors, the Company has included the supplemental guarantor condensed consolidating financial statements above. These financial statements reflect the Guarantors listed above for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

The 2013 supplemental guarantor condensed consolidating financial statements have been restated to reflect certain changes to the equity investments of the Guarantors, as well as the correction of a non-cash allocation of the provision for income taxes among the Guarantors and the Non-guarantors. The consolidated provision for income taxes was not impacted.

Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

Selling, General and Administrative Expenses — Corporate and division selling, general and administrative expenses are allocated to the operating subsidiaries based on various factors, which estimate usage of particular corporate and division functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries. During the three months ended March 29, 2014 and March 30, 2013, $30.6 million and $31.3 million, respectively, of selling, general and administrative expenses were allocated from Lear.

Long-Term Debt of Lear and the Guarantors — A summary of long-term debt of Lear and the Guarantors on a combined basis is shown below (in millions):

	March 29, 2014	December 31, 2013

Senior notes	$1,068.6	$1,057.1

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

In the first quarter of 2014, global automotive industry production volumes improved significantly, up 5% from a year ago levels to 21.7 million units. North American industry production increased 6% from a year ago levels to 4.2 million units. European and African industry production increased 7% from a year ago levels to 5.3 million units, although industry production in this region remains below historical levels. Asian industry production increased 6% from a year ago levels to 11.0 million units. South American industry production decreased 8% from a year ago levels to 0.9 million units.

Sales in Europe and Africa accounted for approximately 41% and sales in North America accounted for approximately 37% of our net sales in the first quarter of 2014. Our ability to reduce the risks inherent in certain concentrations of business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall.

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

LEAR CORPORATION

Our material cost as a percentage of net sales was 67.7% in the first quarter of 2014, as compared to 67.2% in the first quarter of 2013. Raw material, energy and commodity costs can be volatile. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, financial hedges for certain commodities and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future.

See “— Forward-Looking Statements” below and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Financial Measures

In evaluating our financial condition and operating performance, we focus primarily on earnings, operating margins, cash flows and return on invested capital. In addition to maintaining and expanding our business with our existing customers in our more established markets, our expansion plans are focused primarily on emerging markets. Asia, in particular, continues to present significant growth opportunities, as major global automotive manufacturers implement production expansion plans and local automotive manufacturers aggressively expand their operations to meet increasing demand in this region. As of March 29, 2014, we have eighteen joint ventures with operations in Asia, as well as three joint ventures in North America and Europe dedicated to serving Asian automotive manufacturers. In addition, we have aggressively pursued this strategy by selectively increasing our vertical integration capabilities globally, as well as expanding our component manufacturing capacity in Asia, Brazil, Eastern Europe, Mexico and Northern Africa. Furthermore, we have expanded our low-cost engineering capabilities in India and the Philippines.

Our success in generating cash flow will depend, in part, on our ability to manage working capital effectively. Working capital can be significantly impacted by the timing of cash flows from sales and purchases. Historically, we generally have been successful in aligning our vendor payment terms with our customer payment terms. However, our ability to continue to do so may be impacted by adverse automotive industry conditions, changes to our customers’ payment terms and the financial results of our suppliers, as well as our financial results. In addition, our cash flow is impacted by our ability to manage our inventory and capital spending effectively. We utilize return on invested capital as a measure of the efficiency with which our assets generate earnings. Improvements in our return on invested capital will depend on our ability to maintain an appropriate asset base for our business and to increase productivity and operating efficiency.

Operational Restructuring

In the first quarter of 2014, we incurred pretax restructuring costs of approximately $24 million and related manufacturing inefficiency charges of approximately $1 million. Any future restructuring actions will depend upon market conditions, customer actions and other factors.

For further information, see Note 2, “Restructuring,” to the condensed consolidated financial statements included in this Report.

Financing Transactions

Senior Notes

In the first quarter of 2014, we refinanced certain of our outstanding indebtedness to lower our borrowing costs and extend our debt maturity profile. In March 2014, we issued $325 million in aggregate principal amount of 5.375% senior notes due 2024 (the “2024 Notes”) and paid $327 million to redeem the remaining aggregate principal amount of our 7.875% senior notes due 2018 (the “2018 Notes”) and 10% of the original aggregate principal amount of our 8.125% senior notes due 2020 (the “2020 Notes”). In connection with these redemptions, we recognized losses of approximately $18 million on the extinguishment of debt in the first quarter of 2014.

In January 2013, we issued $500 million in aggregate principal amount of 4.75% senior notes due 2023 (the “2023 Notes”). In March 2013, we paid $72 million to redeem 10% of the original aggregate principal amount of the 2018 Notes and 2020 Notes. In connection with this redemption, we recognized a loss of approximately $4 million on the partial extinguishment of debt in the first quarter of 2013.

LEAR CORPORATION

For further information, see “— Liquidity and Capital Resources — Capitalization — Senior Notes” and Note 7, “Debt,” to the condensed consolidated financial statements included in this Report.

Share Repurchase Program and Quarterly Cash Dividend

Since the first quarter of 2011, our Board of Directors has authorized $2.25 billion in share repurchases under our common stock share repurchase program. On April 25, 2013, we entered into an accelerated stock repurchase (“ASR”) agreement to repurchase $800 million of our common stock. On March 31, 2014, the ASR agreement ended, and on April 14, 2014, we paid approximately $55 million to settle the transaction. Including the ASR transaction, we have completed approximately $1.6 billion in share repurchases and have a remaining repurchase authorization of approximately $695 million under our ongoing common stock share repurchase program, which will expire in April 2016.

In the first quarter of 2014, our Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock.

For further information regarding our common stock share repurchase program, the ASR program and our quarterly dividends, see “— Liquidity and Capital Resources — Capitalization” and Note 12, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report.

Other Matters

In the first quarter of 2014, we recognized tax benefits of $15 million primarily related to debt redemption costs, restructuring charges and reductions in tax reserves due to tax audit settlements.

In the first quarter of 2013, we incurred costs of $3 million related to a proxy contest.

We incurred losses and incremental costs related to the destruction of assets caused by a fire at one of our European production facilities in the third quarter of 2011. During 2012, we reached a settlement for the recovery of such costs under applicable insurance policies. In the first quarter of 2013, we recognized losses and incremental costs of $6 million.

In the first quarter of 2013, we recognized tax benefits of $15 million primarily related to the retroactive reinstatement of the U.S. research and development tax credit, restructuring charges and various other items.

As discussed above, our results for the three months ended March 29, 2014 and March 30, 2013, reflect the following items (in millions):

	Three months ended
	March 29, 2014	March 30, 2013

Costs related to restructuring actions, including manufacturing inefficiencies of $1 million in 2014 and 2013	$25	$18
Costs related to proxy contest	—	3
Losses and incremental costs, net of insurance recoveries, related to the destruction of assets	—	6
Losses on extinguishment of debt	18	4
Tax benefits, net	(15)	(15)

For further information regarding these items, see Note 2, “Restructuring,” Note 7, “Debt,” Note 9, “Other Expense, Net,” Note 10, “Income Taxes,” Note 12, “Comprehensive Income and Equity,” and Note 13, “Legal and Other Contingencies — Insurance Recoveries,” to the condensed consolidated financial statements included in this Report.

This Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements that are subject to risks and uncertainties. For further information regarding other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see “— Forward-Looking Statements” below and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013.

LEAR CORPORATION

RESULTS OF OPERATIONS

A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three months ended
	March 29, 2014		March 30, 2013
Net sales
Seating	$3,225.9	74.0%	$2,911.7	73.8%
Electrical	1,133.9	26.0	1,035.4	26.2

Net sales	4,359.8	100.0	3,947.1	100.0
Cost of sales	3,999.3	91.7	3,634.7	92.1

Gross profit	360.5	8.3	312.4	7.9
Selling, general and administrative expenses	136.7	3.1	129.6	3.3
Amortization of intangible assets	8.5	0.2	8.6	0.2
Interest expense	16.8	0.4	16.7	0.4
Other expense, net	29.2	0.7	10.7	0.3
Provision for income taxes	52.7	1.2	37.9	1.0
Equity in net income of affiliates	(12.0)	(0.3)	(8.0)	(0.2)
Net income attributable to noncontrolling interests	6.6	0.2	8.4	0.2

Net income attributable to Lear	$122.0	2.8%	$108.5	2.7%

Three Months Ended March 29, 2014 vs. Three Months Ended March 30, 2013

Net sales in the first quarter of 2014 were $4.4 billion, as compared to $3.9 billion in the first quarter of 2013, an increase of $413 million or 10%. New business and improved production volumes on key Lear platforms positively impacted net sales by $270 million and $110 million, respectively.

Cost of sales in the first quarter of 2014 were $4.0 billion, as compared to $3.6 billion in the first quarter of 2013. The increase is primarily due to the impact of new business and improved production volumes on key Lear platforms.

Gross profit and gross margin were $361 million and 8.3% of net sales in the first quarter of 2014, as compared to $312 million and 7.9% in the first quarter of 2013. Favorable operating performance and the benefit of operational restructuring actions positively impacted gross profit by $72 million. Gross profit also benefited by $58 million from the impact of new business and improved production volumes on key Lear platforms. Selling price reductions and the changeover of key Lear platforms in our seating business negatively impacted gross profit by $83 million. Favorable operating performance and the benefit of operational restructuring actions, as well as new business and improved productions volumes on key Lear platforms, all positively impacted gross margin. Gross margin was negatively impacted by selling price reductions and the changeover of key Lear platforms in our seating business.

Selling, general and administrative expenses, including engineering and development expenses, were $137 million in the quarter ended March 29, 2014, as compared to $130 million in the quarter ended March 30, 2013. As a percentage of net sales, selling, general and administrative expenses were 3.1% in the first quarter of 2014, as compared to 3.3% in the first quarter of 2013.

Amortization of intangible assets was $9 million in the first quarters of 2014 and 2013.

Interest expense was $17 million in the first quarters of 2014 and 2013.

Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the disposal of fixed assets and other miscellaneous income and expense, was $29 million in the first quarter of 2014, as compared to $11 million in the first quarter of 2013. In the first quarter of 2014, we recognized losses of $18 million related to the redemption of the remaining aggregate principal amount of our senior notes due 2018 and 10% of the original aggregate principal amount of our senior notes due 2020. In the first quarter of 2013, we recognized a loss of $4 million related to the redemption of 10% of the original aggregate principal amount of our senior notes due 2018 and 2020. Other expense, net was negatively impacted by a year over year increase in foreign exchange losses of $4 million.

In the first quarter of 2014, the provision for income taxes was $53 million, representing an effective tax rate of 31.1% on pretax income before equity in net income of affiliates of $169 million. In the first quarter of 2013, the provision for income taxes was $38 million, representing an effective tax rate of 25.8% on pretax income before equity in net income of affiliates of $147 million, for the reasons described below.

LEAR CORPORATION

In the first quarters of 2014 and 2013, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. The provision was also impacted by a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In the first quarter of 2014, we recognized tax benefits of $10 million related to debt redemption costs, restructuring charges and various other items and tax benefits of $5 million related to reductions in tax reserves due to tax audit settlements. In the first quarter of 2013, we recognized tax benefits of $8 million primarily related to restructuring charges and various other items and tax benefits of $6 million primarily related to the retroactive reinstatement of the U.S. research and development tax credit. Excluding these items, the effective tax rate in the first quarters of 2014 and 2013 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.

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

As of December 31, 2013, we had a valuation allowance related to tax loss and credit carryforwards and other deferred tax assets of approximately $100 million in certain international jurisdictions. If we continue to experience sustained levels of profitability in these international jurisdictions, our assessment of the need for a full valuation allowance with respect to the deferred tax assets in those jurisdictions could change. It is possible that the valuation allowance could be reversed as early as the fourth quarter of 2014. A reduction in our valuation allowance could have a significant impact on tax expense and net income in the period in which the reduction occurs.

Equity in net income of affiliates was $12 million for the first quarter of 2014, as compared to $8 million for the first quarter of 2013. The increase in equity in net income of affiliates in the first quarter of 2014 reflects the growth and improved performance of our equity affiliates.

Net income attributable to Lear in the first quarter of 2014 was $122 million, or $1.47 per diluted share, as compared to $109 million, or $1.13 per diluted share, in the first quarter of 2013. Net income and diluted net income per share increased for the reasons described above. In addition, diluted net income per share was impacted by the decrease in average shares outstanding during the first quarter of 2014.

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

LEAR CORPORATION

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

Seating

A summary of the financial measures for our seating segment is shown below (dollar amounts in millions):

	Three months ended
	March 29, 2014	March 30, 2013

Net sales	$3,225.9	$2,911.7
Segment earnings (1)	152.2	141.4
Margin	4.7%	4.9%

(1)	See definition above.

Seating net sales were $3.2 billion for the first quarter of 2014, as compared to $2.9 billion for the first quarter of 2013, an increase of $314 million or 11%. New business and improved production volumes on key Lear platforms positively impacted net sales by $256 million. Segment earnings, including restructuring costs, and the related margin on net sales were $152 million and 4.7% in the first quarter of 2014, as compared to $141 million and 4.9% in the first quarter of 2013. Segment earnings were favorably impacted by $70 million primarily as a result of improved production volumes on key Lear platforms, new business, favorable operating performance and the benefit of operational restructuring actions. These items were largely offset by $57 million related to the changeover of key Lear platforms and selling price reductions.

Electrical

A summary of financial measures for our electrical segment is shown below (dollar amounts in millions):

	Three months ended
	March 29, 2014	March 30, 2013

Net sales	$1,133.9	$1,035.4
Segment earnings (1)	138.3	89.0
Margin	12.2%	8.6%

(1)	See definition above.

Electrical net sales were $1.1 billion for the first quarter of 2014, as compared to $1.0 billion for the first quarter of 2013, an increase of $99 million or 10%. New business and improved production volumes on key Lear platforms positively impacted net sales by $124 million. Segment earnings, including restructuring costs, and the related margin on net sales were $138 million and 12.2% in the first quarter of 2014, as compared to $89 million and 8.6% in the first quarter of 2013. Segment earnings were favorably impacted by $45 million as a result of improved operating performance. New business and improved production volumes on key Lear platforms of $27 million were offset by selling price reductions of $26 million.

Other

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three months ended
	March 29, 2014	March 30, 2013

Net sales	$—	$—
Segment earnings (1)	(75.2)	(56.2)
Margin	N/A	N/A

(1)	See definition above.

LEAR CORPORATION

Segment earnings related to our other category were ($75) million in the first quarter of 2014, as compared to ($56) million in the first quarter of 2013, reflecting higher incentive compensation expenses related to performance as compared to our targets, as well as infrastructure costs to support the growth of our business in emerging markets.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, operational restructuring actions and debt service requirements. In addition, we expect to continue to pay quarterly dividends and repurchase shares of our common stock pursuant to our authorized common stock share repurchase program. Our principal sources of liquidity are cash flows from operating activities, borrowings under available credit facilities and our existing cash balance. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and the combination of dividends, royalties, intercompany loan repayments and other distributions and advances from our subsidiaries to provide the funds necessary to meet our obligations. As of March 29, 2014 and December 31, 2013, cash and cash equivalents of $697 million and $792 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans, without creating additional income tax expense. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information regarding potential dividends from our non-U.S. subsidiaries, see “— Adequacy of Liquidity Sources,” below and Note 7, “Income Taxes,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Cash Flows

Net cash used in operating activities was $54 million in the first three months of 2014, as compared to net cash provided by operating activities of $64 million in the first three months of 2013. Consolidated net income and depreciation and amortization were a source of cash of $203 million and $183 million in the first quarters of 2014 and 2013, respectively, resulting in an incremental increase in operating cash flow of $20 million between periods. The net change in working capital items was a use of cash of $287 million and $160 million in the first quarters of 2014 and 2013, respectively, resulting in an incremental decrease in operating cash flow of $127 million between periods. This decrease primarily reflects the timing of our fiscal quarter-end in the first quarter of 2014 as compared to the first quarter of 2013, as well as increased working capital to support our sales growth.

In the first three months of 2014, increases in accounts receivable, inventories and accounts payable resulted in a use of cash of $755 million, a use of cash of $53 million and a source of cash of $449 million, respectively, primarily reflecting the timing of our fiscal quarter-end in the first quarter of 2014, as well as increased working capital to support our sales growth. Changes in accrued liabilities and other resulted in a source of cash of $71 million in the first three months of 2014, primarily reflecting the timing of payment of accrued liabilities.

Net cash used in investing activities was $110 million in the first three months of 2014, as compared to $40 million in the first three months of 2013. In the first quarter of 2013, we sold our ownership interest of an equity affiliate for $50 million. Capital spending in 2014 is estimated at $450 million.

Net cash used in financing activities was $50 million in the first three months of 2014, as compared to a source of cash of $189 million in the first three months of 2013. In the first quarter of 2014, we issued $325 million in aggregate principal amount of the 2024 Notes and paid $327 million to redeem all of our outstanding 2018 Notes and a portion of our outstanding 2020 Notes. In the first quarter of 2013, we issued $500 million in aggregate principal amount of the 2023 Notes, paid $72 million to redeem a portion of our outstanding 2018 Notes and 2020 Notes and repurchased $200 million of our common stock.

Capitalization

From time to time, we utilize uncommitted credit facilities to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries, in addition to cash provided by operating activities. As of March 29, 2014 and December 31, 2013, there were no short-term debt balances outstanding. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors.

Senior Notes

As of March 29, 2014, our long-term debt consists of $245 million in aggregate principal amount of senior unsecured notes due 2020 at a stated coupon rate of 8.125%, $500 million in aggregate principal amount of senior unsecured notes due 2023 at a stated coupon rate of 4.75% and $325 million in aggregate principal amount of senior unsecured notes due 2024 at a stated coupon rate of 5.375% (collectively, the “Notes”).

The 2024 Notes were issued on March 11, 2014. The net proceeds from the offering of $321 million, together with our existing sources of liquidity, were used to redeem the remaining aggregate principal amount of our 2018 Notes ($280 million) and to redeem

LEAR CORPORATION

10% of the original aggregate principal amount of our 2020 Notes ($35 million) at stated redemption prices, plus accrued and unpaid interest to the respective redemption dates. In connection with these transactions, we paid $327 million and recognized losses of $18 million on the extinguishment of debt in the first quarter of 2014.

For further information related to the Notes, including information on early redemption, covenants and events of default, see Note 7, “Debt,” to the condensed consolidated financial statements included in this Report and Note 6, “Debt,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Revolving Credit Facility

Our $1.0 billion revolving credit facility permits borrowings for general corporate and working capital purposes and the issuance of letters of credit. As of March 29, 2014, there were no borrowings outstanding under the revolving credit facility, and we were in compliance with all covenants under the agreement governing the revolving credit facility.

For further information related to the revolving credit facility, including information on pricing, covenants and events of default, see Note 7, “Debt,” to the condensed consolidated financial statements included in this Report and Note 6, “Debt,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Contractual Obligations

Our scheduled maturities of long-term debt and our scheduled interest payments on the Notes, described above in “— Senior Notes,” as of March 29, 2014, are shown below (in millions):

	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt maturities (1)	$—	$—	$—	$—	$—	$1,070.0	$1,070.0
Scheduled interest payments	65.3	61.1	61.1	61.1	61.1	232.8	542.5

Total	$65.3	$61.1	$61.1	$61.1	$61.1	$1,302.8	$1,612.5

(1)	Represents aggregate principal amounts at maturity.

Common Stock Share Repurchase Program

On April 25, 2013, we entered into an ASR agreement to repurchase our common stock. In the second quarter of 2013, we paid $800 million to a financial institution, using cash on-hand, and received an initial delivery of 11,862,836 shares. This initial share delivery represented 80% of the ASR transaction’s value at the then-current price of $53.95 per share. The ultimate number of shares repurchased and the final price paid per share under the ASR transaction was determined based on the daily volume weighted average price of our common stock during the term of the ASR agreement, less an agreed upon discount. On March 31, 2014, the ASR agreement ended, and the initial delivery of shares under the ASR transaction exceeded the ultimate number of shares repurchased by 658,903 shares. Under the terms of the ASR agreement, we had the contractual right to deliver either shares or cash equal to the value of those shares to the financial institution. We elected to settle the ASR transaction in cash and as a result, paid approximately $55 million in the second quarter of 2014. Inclusive of the settlement, 11,862,836 shares were repurchased under the ASR transaction for approximately $855 million, or an average price of $72.11 per share.

Inclusive of the settlement of the ASR transaction, we have a remaining repurchase authorization of approximately $695 million under our ongoing common stock share repurchase program, which will expire in April 2016. We may implement these share repurchases through a variety of methods, including open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which we will repurchase our outstanding common stock and the timing of such repurchases will depend upon our financial condition, prevailing market conditions, alternative uses of capital and other factors. In addition, our amended and restated credit facility and the indenture governing our 2020 Notes place certain limitations on our ability to repurchase our common shares. See “—Forward-Looking Statements.”

For further information regarding our common stock share repurchase program and the ASR program, see Note 12, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report.

Dividends

A summary of 2014 dividend declarations is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.20	February 7, 2014	February 28, 2014	March 20, 2014

LEAR CORPORATION

We currently expect to pay quarterly cash dividends in the future, although such payments are at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors that our Board of Directors may consider at its discretion. In addition, our amended and restated credit facility and the indenture governing our 2020 Notes place certain limitations on the payment of cash dividends.

Adequacy of Liquidity Sources

As of March 29, 2014, we had approximately $919 million of cash and cash equivalents on hand and $1.0 billion in available borrowing capacity under our revolving credit facility. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly dividends and repurchase shares of our common stock, pursuant to our authorized common stock share repurchase program (see “— Common Stock Share Repurchase Program” above). Our future financial results and our ability to continue to meet our liquidity needs are subject to, and will be affected by, cash flows from operations, including the impact of restructuring activities, automotive industry conditions, the financial condition of our customers and suppliers and other related factors. Additionally, an economic downturn or reduction in production levels could negatively impact our financial condition. For further discussion of the risks and uncertainties affecting our cash flows from operations and our overall liquidity, see “— Executive Overview” above, “— Forward-Looking Statements” below and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Foreign Exchange

Operating results may be impacted by our buying, selling and financing in currencies other than the functional currency of our operating companies (“transactional exposure”). We may mitigate a portion of this risk by entering into forwards, swaps and other derivative contracts. The foreign exchange contracts are executed with banks that we believe are creditworthy. Gains and losses related to foreign exchange contracts are deferred where appropriate and included in the measurement of the foreign currency transaction subject to the hedge. Gains and losses incurred related to foreign exchange contracts are generally offset by the direct effects of currency movements on the underlying transactions.

Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Brazilian real, the Chinese renminbi, the Thai baht and the Canadian dollar. We have performed a quantitative analysis of our overall currency rate exposure as of March 29, 2014 and December 31, 2013. As of March 29, 2014, the potential adverse earnings impact related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies to which it is exposed for a twelve-month period is approximately ($27) million. The potential earnings benefit related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies to which it is exposed for a twelve-month period is approximately $10 million.

As of March 29, 2014, foreign exchange contracts representing $1.0 billion of notional amount were outstanding with maturities of less than 21 months. As of March 29, 2014, the fair value of these contracts was approximately $10 million. A 10% change in the value of the U.S. dollar relative to all other currencies to which it is exposed would result in a $25 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies to which it is exposed would result in a $30 million change in the aggregate fair value of these contracts. As of December 31, 2013, foreign exchange contracts representing $1.1 billion of notional amount were outstanding with maturities of less than eighteen months. As of December 31, 2013, the fair value of these contracts was approximately $6 million. A 10% change in the value of the U.S. dollar relative to all other currencies to which it is exposed would result in a $27 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies to which it is exposed would result in a $37 million change in the aggregate fair value of these contracts.

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

LEAR CORPORATION

Interest Rates

Historically, we used interest rate swap and other derivative contracts to manage our exposure to fluctuations in interest rates. As of March 29, 2014 and December 31, 2013, there were no interest rate contracts outstanding. We will continue to evaluate, and may use, derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage our exposures to fluctuations in interest rates in the future.

Commodity Prices

Raw material, energy and commodity costs can be volatile. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, financial hedges for certain commodities and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. If these costs increase, it could have an adverse impact on our operating results in the foreseeable future. See “— Forward-Looking Statements” below and Item 1A, “Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance,” in our Annual Report on Form 10-K for the year ended December 31, 2013.

We have commodity price risk with respect to purchases of certain raw materials, including steel, copper, diesel fuel, chemicals, resins and leather. Our main cost exposures relate to steel and copper. The majority of the steel used in our products is comprised of components that are integrated into a seat system, such as seat structures and mechanisms and mechanical components. Therefore, our exposure to steel prices is primarily indirect, through these purchased components. Approximately 86% of our copper purchases are subject to price index agreements with our customers.

Historically, we used commodity swap and other derivative contracts to reduce our exposure to fluctuations in copper prices. As of March 29, 2014 and December 31, 2013, there were no commodity swap contracts outstanding.

For further information related to the financial instruments described above, see Note 15, “Financial Instruments,” to the condensed consolidated financial statements included in this Report.

OTHER MATTERS

Legal and Environmental Matters

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of March 29, 2014, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $20 million. In addition, as of March 29, 2014, we had recorded reserves for product liability claims and environmental matters of $32 million and $5 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013. For a more complete description of our outstanding material legal proceedings, see Note 13, “Legal and Other Contingencies,” to the condensed consolidated financial statements included in this Report.

Significant Accounting Policies and Critical Accounting Estimates

Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates,” and Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first three months of 2014.

LEAR CORPORATION

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “forecasts” and similar expressions identify certain of these forward-looking statements. We also may provide forward-looking statements in oral statements or other written materials released to the public. All such forward-looking statements contained or incorporated in this Report or in any other public statements which address operating performance, events or developments that we expect or anticipate may occur in the future, including, without limitation, statements related to business opportunities, awarded sales contracts, sales backlog and ongoing commercial arrangements, or statements expressing views about future operating results, are forward-looking statements. Actual results may differ materially from any or all forward-looking statements made by us. Important factors, risks and uncertainties that may cause actual results to differ materially from anticipated results include, but are not limited to:

•	general economic conditions in the markets in which we operate, including changes in interest rates or currency exchange rates;

•	the financial condition and restructuring actions of our customers and suppliers;

•	changes in actual industry vehicle production levels from our current estimates;

•	fluctuations in the production of vehicles or the loss of business with respect to, or the lack of commercial success of, a vehicle model for which we are a significant supplier;

•	disruptions in the relationships with our suppliers;

•	labor disputes involving us or our significant customers or suppliers or that otherwise affect us;

•	the outcome of customer negotiations and the impact of customer-imposed price reductions;

•	the impact and timing of program launch costs and our management of new program launches;

•	the costs, timing and success of restructuring actions;

•	increases in our warranty, product liability or recall costs;

•	risks associated with conducting business in foreign countries;

•	the impact of regulations on our foreign operations;

•	the operational and financial success of our joint ventures;

•	competitive conditions impacting us and our key customers and suppliers;

•	disruptions to our information technology systems;

•	the cost and availability of raw materials, energy, commodities and product components and our ability to mitigate such costs;

•	the outcome of legal or regulatory proceedings to which we are or may become a party;

•	the impact of pending legislation and regulations or changes in existing federal, state, local or foreign laws or regulations;

•	unanticipated changes in cash flow, including our ability to align our vendor payment terms with those of our customers;

•	limitations imposed by our existing indebtedness and our ability to access capital markets on commercially reasonable terms;

•	impairment charges initiated by adverse industry or market developments;

•	our ability to execute our strategic objectives;

•	changes in discount rates and the actual return on pension assets;

•	costs associated with compliance with environmental laws and regulations;

•	the impact of new regulations related to conflict minerals;

•	developments or assertions by or against us relating to intellectual property rights;

•	our ability to utilize our net operating loss, capital loss and tax credit carryforwards;

•	global sovereign fiscal matters and creditworthiness, including potential defaults and the related impacts on economic activity, including the possible effects on credit markets, currency values, monetary unions, international treaties and fiscal policies; and

•	other risks described in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013, and our other Securities and Exchange Commission filings.

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

(b)	Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 29, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial or contractual disputes, product liability claims and environmental and other matters. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013. For a description of our outstanding material legal proceedings, see Note 13, “Legal and Other Contingencies,” to the condensed consolidated financial statements included in this Report.

ITEM 1A — RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

LEAR CORPORATION

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As discussed in Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capitalization — Common Stock Share Repurchase Program,” and Note 12, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report, our accelerated stock repurchase (“ASR”) program ended in the second quarter of 2014. Inclusive of the ASR transaction, we have a remaining repurchase authorization of $694.6 million under our ongoing common stock share repurchase program. There were no repurchases of our common stock during the first quarter of 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (1)
January 1, 2014 through February 1, 2014	—	N/A	N/A	$750.0	(1)
February 2, 2014 through March 1, 2014	—	N/A	N/A	750.0
March 2, 2014 through March 29, 2014	—	N/A	N/A	750.0

Total	—	N/A	N/A	$694.6	(2)

(1)	Reflects the two-year common stock share repurchase authorization of $750 million to commence immediately following the completion of the ASR program referred to above.
(2)	Remaining authorization as of the date of this Report and inclusive of the settlement of the ASR transaction.

ITEM 6 — EXHIBITS

The exhibits listed on the “Index to Exhibits” on page 42 are filed with this Form 10-Q or incorporated by reference as set forth below.

LEAR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated: April 25, 2014	By:	/s/ Matthew J. Simoncini
Matthew J. Simoncini
President and Chief Executive Officer

	By:	/s/ Jeffrey H. Vanneste
Jeffrey H. Vanneste
Senior Vice President and Chief Financial Officer

LEAR CORPORATION

Index to Exhibits

Exhibit Number	Exhibit

4.1	Fourth Supplemental Indenture, dated as of March 14, 2014, by and among Lear Corporation, the Subsidiary Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 11, 2014).

**10.1*	Form of 2014 Restricted Stock Unit Terms and Conditions for Section 16 Officers under the Lear Corporation 2009 Long-Term Stock Incentive Plan.

**10.2*	Form of 2014 Performance Share Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan.

**31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

**31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document.

***101.SCH	XBRL Taxonomy Extension Schema Document.

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Compensatory plan or arrangement.
**	Filed herewith.
***	Submitted electronically with the Report.