Form 10-Q
period 2014-06-28
LEAR CORP
filed 2014-07-25
CIK 842162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of July 22, 2014, the number of shares outstanding of the registrant’s common stock was 80,223,206 shares.

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 28, 2014

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

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	June 28, 2014 (1)	December 31, 2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$865.1	$1,137.7
Accounts receivable	3,064.4	2,278.3
Inventories	881.6	818.7
Other	717.2	687.8

Total current assets	5,528.3	4,922.5

LONG-TERM ASSETS:
Property, plant and equipment, net	1,654.3	1,587.2
Goodwill	754.7	757.2
Other	1,024.5	1,064.0

Total long-term assets	3,433.5	3,408.4

Total assets	$8,961.8	$8,330.9

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and drafts	$2,821.1	$2,438.7
Accrued liabilities	1,323.3	1,140.4

Total current liabilities	4,144.4	3,579.1

LONG-TERM LIABILITIES:
Long-term debt	1,068.6	1,057.1
Other	527.6	545.2

Total long-term liabilities	1,596.2	1,602.3

EQUITY:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 88,142,219 and 88,062,341 shares issued as of June 28, 2014 and December 31, 2013, respectively	0.9	0.9
Additional paid-in capital, including warrants to purchase common stock	1,600.1	1,652.9
Common stock held in treasury, 7,928,855 and 7,311,037 shares as of June 28, 2014 and December 31, 2013, respectively, at cost	(443.0)	(362.1)
Retained earnings	2,156.9	1,920.3
Accumulated other comprehensive loss	(169.1)	(166.1)

Lear Corporation stockholders’ equity	3,145.8	3,045.9
Noncontrolling interests	75.4	103.6

Equity	3,221.2	3,149.5

Total liabilities and equity	$8,961.8	$8,330.9

(1)	Unaudited.

The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Net sales	$4,585.1	$4,113.1	$8,944.9	$8,060.2

Cost of sales	4,206.0	3,775.4	8,205.3	7,410.1
Selling, general and administrative expenses	138.0	127.9	274.7	257.5
Amortization of intangible assets	8.3	8.6	16.8	17.2
Interest expense	14.6	17.4	31.4	34.1
Other expense, net	16.8	10.3	46.0	21.0

Consolidated income before provision for income taxes and equity in net income of affiliates	201.4	173.5	370.7	320.3

Provision for income taxes	52.8	41.1	105.5	79.0
Equity in net income of affiliates	(9.2)	(9.9)	(21.2)	(17.9)

Consolidated net income	157.8	142.3	286.4	259.2
Less: Net income attributable to noncontrolling interests	9.3	5.0	15.9	13.4

Net income attributable to Lear	$148.5	$137.3	$270.5	$245.8

Basic net income per share attributable to Lear	$1.84	$1.62	$3.34	$2.74

Diluted net income per share attributable to Lear	$1.81	$1.60	$3.28	$2.71

Average common shares outstanding	80,920,465	84,517,205	80,996,837	89,609,759

Average diluted shares outstanding	81,940,772	85,550,974	82,344,306	90,653,705

Consolidated comprehensive income (Note 12)	$163.5	$113.7	$281.3	$208.4
Less: Comprehensive income attributable to noncontrolling interests	9.0	5.3	13.8	14.1

Comprehensive income attributable to Lear	$154.5	$108.4	$267.5	$194.3

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Six Months Ended
	June 28, 2014	June 29, 2013

Cash Flows from Operating Activities:
Consolidated net income	$286.4	$259.2
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	152.7	135.4
Net change in recoverable customer engineering, development and tooling	14.8	13.3
Net change in working capital items (see below)	(322.9)	(162.2)
Other, net	44.0	19.7

Net cash provided by operating activities	175.0	265.4

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(189.1)	(226.4)
Insurance proceeds	—	7.1
Other, net	(14.9)	40.6

Net cash used in investing activities	(204.0)	(178.7)

Cash Flows from Financing Activities:
Proceeds from the issuance of senior notes	325.0	500.0
Repurchase of senior notes	(327.1)	(72.1)
Payment of debt issuance and other financing costs	(3.8)	(13.4)
Repurchase of common stock	(156.0)	(1,000.1)
Dividends paid to Lear Corporation stockholders	(33.6)	(29.6)
Dividends paid to noncontrolling interests	(6.8)	(14.8)
Other, net	(38.2)	(9.3)

Net cash used in financing activities	(240.5)	(639.3)

Effect of foreign currency translation	(3.1)	(8.5)

Net Change in Cash and Cash Equivalents	(272.6)	(561.1)
Cash and Cash Equivalents as of Beginning of Period	1,137.7	1,402.2

Cash and Cash Equivalents as of End of Period	$865.1	$841.1

Changes in Working Capital Items:
Accounts receivable	$(793.9)	$(474.5)
Inventories	(62.7)	(79.2)
Accounts payable	392.8	301.4
Accrued liabilities and other	140.9	90.1

Net change in working capital items	$(322.9)	$(162.2)

Supplementary Disclosure:
Cash paid for interest	$25.2	$28.1

Cash paid for income taxes, net of refunds received	$94.9	$76.6

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

Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended June 28, 2014.

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

In the first half of 2014, the Company recorded charges of $65.6 million in connection with its restructuring actions. These charges consist of $52.1 million recorded as cost of sales and $13.5 million recorded as selling, general and administrative expenses. The restructuring charges consist of employee termination benefits of $61.1 million, asset impairment charges of $0.1 million and contract termination costs of $0.1 million, as well as other related costs of $4.3 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and/or equipment with carrying values of $0.1 million in excess of related estimated fair values. The Company expects to incur approximately $42 million of additional restructuring costs related to activities initiated as of June 28, 2014, and expects that the components of such costs will be consistent with its historical experience. Any future restructuring actions will depend upon market conditions, customer actions and other factors.

A summary of 2014 activity is shown below (in millions):

			Utilization
	Accrual as of January 1, 2014	2014 Charges	Cash	Non-cash	Accrual as of June 28, 2014

Employee termination benefits	$38.7	$61.1	$(42.0)	$—	$57.8
Asset impairment charges	—	0.1	—	(0.1)	—
Contract termination costs	5.6	0.1	(0.7)	—	5.0
Other related costs	—	4.3	(4.3)	—	—

Total	$44.3	$65.6	$(47.0)	$(0.1)	$62.8

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(3) Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	June 28, 2014	December 31, 2013

Raw materials	$691.1	$633.5
Work-in-process	48.9	45.8
Finished goods	141.6	139.4

Inventories	$881.6	$818.7

(4) Pre-Production Costs Related to Long-Term Supply Agreements

The Company incurs pre-production engineering and development (“E&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production E&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the Company does not have a non-cancelable right to use the tooling. During the first half of 2014 and 2013, the Company capitalized $103.6 million and $98.6 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During the first half of 2014 and 2013, the Company also capitalized $91.5 million and $101.7 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets. During the first half of 2014 and 2013, the Company collected $202.6 million and $198.3 million, respectively, of cash related to E&D and tooling costs.

The classification of recoverable customer E&D and tooling costs related to long-term supply agreements is shown below (in millions):

	June 28, 2014	December 31, 2013

Current	$131.3	$134.2
Long-term	41.9	52.9

Recoverable customer E&D and tooling	$173.2	$187.1

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A summary of property, plant and equipment is shown below (in millions):

	June 28, 2014	December 31, 2013

Land	$115.8	$113.4
Buildings and improvements	547.0	532.0
Machinery and equipment	1,796.4	1,645.0
Construction in progress	160.1	155.2

Total property, plant and equipment	2,619.3	2,445.6
Less – accumulated depreciation	(965.0)	(858.4)

Property, plant and equipment, net	$1,654.3	$1,587.2

Depreciation expense was $69.9 million and $60.3 million for the three months ended June 28, 2014 and June 29, 2013, respectively, and $135.9 million and $118.1 million for the six months ended June 28, 2014 and June 29, 2013, respectively.

The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with GAAP. If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. The Company does not believe that there were any indicators that would have resulted in long-lived asset impairment charges as of June 28, 2014. The Company will, however, continue to assess the impact of any significant industry events and long-term automotive production estimates on the realization of its long-lived assets.

In the first half of 2014 and 2013, the Company recognized asset impairment charges of $0.1 million and $4.2 million, respectively, in conjunction with its restructuring actions (Note 2, “Restructuring”).

Investments in Affiliates

In the first quarter of 2013, the Company completed the sale of its 22.88% ownership interest in International Automotive Components Group North America, LLC for net proceeds of $49.6 million. The Company did not recognize a significant gain or loss related to this transaction.

(6) Goodwill

A summary of the changes in the carrying amount of goodwill, all of which relates to the seating segment, for the six months ended June 28, 2014, is shown below (in millions):

Balance as of January 1, 2014	$757.2
Foreign currency translation and other	(2.5)

Balance as of June 28, 2014	$754.7

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

The Company does not believe that there were any indicators that would have resulted in goodwill impairment charges as of June 28, 2014. The Company will, however, continue to assess the impact of significant events or circumstances on its recorded goodwill.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(7) Debt

A summary of long-term debt and the related weighted average interest rates is shown below (in millions):

	June 28, 2014		December 31, 2013
	Long-Term Debt	Weighted Average Interest Rate	Long-Term Debt	Weighted Average Interest Rate

7.875% Senior Notes due 2018	$—	—	$278.8	8.00%
8.125% Senior Notes due 2020	243.6	8.25%	278.3	8.25%
4.75% Senior Notes due 2023	500.0	4.75%	500.0	4.75%
5.375% Senior Notes due 2024	325.0	5.375%	—	—

Long-term debt	$1,068.6		$1,057.1

Senior Notes

As of June 28, 2014, the Company’s long-term debt consists of $245 million in aggregate principal amount of senior unsecured notes due 2020 at a stated coupon rate of 8.125% (the “2020 Notes), $500 million in aggregate principal amount of senior unsecured notes due 2023 at a stated coupon rate of 4.75% (the “2023 Notes”) and $325 million in aggregate principal amount of senior unsecured notes due 2024 at a stated coupon rate of 5.375% (the “2024 Notes,” and together with the 2020 Notes and 2023 Notes, the “Notes”).

The 2020 Notes were issued on March 26, 2010, at 99.164% of par, resulting in a yield to maturity of 8.25%, and interest is payable on March 15 and September 15 of each year. The 2020 Notes mature on March 15, 2020. The 2023 Notes were issued on January 17, 2013, and interest is payable on January 15 and July 15 of each year. The 2023 Notes were offered and sold in a private transaction to qualified institutional buyers under Rule 144A and, outside of the United States, pursuant to Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). In accordance with the registration rights agreement entered into at the time of the issuance of the 2023 Notes, the Company completed an exchange offer to exchange the 2023 Notes for substantially identical notes registered under the Securities Act in the second quarter of 2014. The 2023 Notes mature on January 15, 2023.

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

As of June 28, 2014, the Company was in compliance with all covenants under the indentures governing the Notes.

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

Revolving Credit Facility

The Company’s amended and restated credit agreement, which matures on January 30, 2018, provides for a $1.0 billion revolving credit facility. As of June 28, 2014 and December 31, 2013, there were no borrowings outstanding under the revolving credit facility.

Advances under the revolving credit facility generally bear interest at a variable rate per annum equal to (i) the Eurocurrency Rate (as defined) plus an adjustable margin of 1.0% to 2.25% based on the Company’s corporate rating (1.5% as of June 28, 2014), payable on the last day of each applicable interest period but in no event less frequently than quarterly, or (ii) the Adjusted Base Rate (as defined) plus an adjustable margin of 0.0% to 1.25% based on the Company’s corporate rating (0.50% as of June 28, 2014), payable quarterly. A facility fee which ranges from 0.25% to 0.50% of the total amount committed under the revolving credit facility, is payable annually.

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

The revolving credit facility contains various customary representations, warranties and covenants by the Company, including, without limitation, (i) covenants regarding maximum leverage and minimum interest coverage, (ii) limitations on fundamental changes involving the Company or its subsidiaries and (iii) limitations on indebtedness, liens, investments and restricted payments. As of June 28, 2014, the Company was in compliance with all covenants under the agreement governing the revolving credit facility.

For further information on the Notes and the revolving credit facility, see Note 6, “Debt,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(8) Pension and Other Postretirement Benefit Plans

Net Periodic Pension and Other Postretirement Benefit Cost

The components of the Company’s net periodic pension benefit cost are shown below (in millions):

	Three Months Ended				Six Months Ended
	June 28, 2014		June 29, 2013		June 28, 2014		June 29, 2013
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign

Service cost	$0.9	$2.1	$0.7	$2.5	$1.8	$4.3	$1.4	$5.0
Interest cost	7.1	5.2	6.5	5.1	14.2	10.3	13.1	10.4
Expected return on plan assets	(9.5)	(6.8)	(8.1)	(6.3)	(19.0)	(13.5)	(16.2)	(12.7)
Amortization of actuarial (gain) loss	—	0.3	1.1	1.6	(0.1)	0.6	2.1	3.2
Settlement loss	—	—	—	—	0.1	—	—	—

Net periodic benefit cost	$(1.5)	$0.8	$0.2	$2.9	$(3.0)	$1.7	$0.4	$5.9

The components of the Company’s net periodic other postretirement benefit cost are shown below (in millions):

	Three Months Ended				Six Months Ended
	June 28, 2014		June 29, 2013		June 28, 2014		June 29, 2013
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign

Service cost	$—	$0.2	$0.1	$0.2	$0.1	$0.4	$0.1	$0.5
Interest cost	1.0	0.5	0.9	0.8	2.0	1.0	1.8	1.6
Amortization of actuarial (gain) loss	(0.2)	0.1	(0.1)	0.1	(0.4)	0.1	(0.1)	0.2
Amortization of prior service credit	—	(0.1)	—	(0.1)	—	(0.2)	—	(0.2)
Special termination benefits	—	—	—	0.2	—	0.2	—	0.2

Net periodic benefit cost	$0.8	$0.7	$0.9	$1.2	$1.7	$1.5	$1.8	$2.3

Contributions

Employer contributions to the Company’s domestic and foreign pension plans for the six months ended June 28, 2014, were $7.3 million. The Company expects contributions to its domestic and foreign pension plans of approximately $20 million in 2014. The Company may elect to make contributions in excess of minimum funding requirements in response to investment performance or changes in interest rates or when the Company believes that it is financially advantageous to do so and based on its other cash requirements.

Employer contributions to the Company’s defined contribution retirement program for its salaried employees, determined as a percentage of each covered employee’s eligible compensation, for the six months ended June 28, 2014, were $9.0 million. The Company expects total contributions of approximately $16 million to this program in 2014.

(9) Other Expense, Net

Other expense, net includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the disposal of fixed assets and other miscellaneous income and expense. A summary of other expense, net is shown below (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Other expense	$17.4	$10.4	$46.8	$21.5
Other income	(0.6)	(0.1)	(0.8)	(0.5)

Other expense, net	$16.8	$10.3	$46.0	$21.0

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

For the six months ended June 28, 2014 and June 29, 2013, other expense includes losses on the extinguishment of debt of $17.5 million and $3.6 million, respectively. See Note 7, “Debt.”

For the three and six months ended June 28, 2014, other expense includes net foreign currency transaction losses of $5.6 million and $12.0 million, respectively. For the three and six months ended June 29, 2013, other expense includes net foreign currency transaction losses of $6.6 million and $6.5 million, respectively.

(10) Income Taxes

The provision for income taxes was $52.8 million for the second quarter of 2014, representing an effective tax rate of 26.2% on pretax income before equity in net income of affiliates of $201.4 million, as compared to $41.1 million for the second quarter of 2013, representing an effective tax rate of 23.7% on pretax income before equity in net income of affiliates of $173.5 million. The provision for income taxes was $105.5 million for the six months ended June 28, 2014, representing an effective tax rate of 28.5% on pretax income before equity in net income of affiliates of $370.7 million, as compared to $79.0 million for the six months ended June 29, 2013, representing an effective tax rate of 24.7% on pretax income before equity in net income of affiliates of $320.3 million.

In the first half of 2014 and 2013, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. The provision was also impacted by a portion of the Company’s restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In the first half of 2014, the Company recognized tax benefits of $22.1 million related to debt redemption costs, restructuring charges and various other items and tax benefits of $11.3 million primarily related to reductions in tax reserves due to tax audit settlements. In the first half of 2013, the Company recognized a tax benefit of $15.8 million related to the reversal of a full valuation allowance with respect to the deferred tax assets of a foreign subsidiary and tax benefits of $20.2 million related to restructuring charges and various other items. Excluding these items, the effective tax rate in the first half of 2014 and 2013 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A summary of information used to compute basic and diluted net income per share attributable to Lear is shown below (in millions, except share and per share data):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Net income attributable to Lear	$148.5	$137.3	$270.5	$245.8

Average common shares outstanding	80,920,465	84,517,205	80,996,837	89,609,759
Dilutive effect of common stock equivalents	1,020,307	1,033,769	1,347,469	1,043,946

Average diluted shares outstanding	81,940,772	85,550,974	82,344,306	90,653,705

Basic net income per share attributable to Lear	$1.84	$1.62	$3.34	$2.74

Diluted net income per share attributable to Lear	$1.81	$1.60	$3.28	$2.71

(12) Comprehensive Income and Equity

Comprehensive Income

Comprehensive income is defined as all changes in the Company’s net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items recorded in equity are included in comprehensive income.

A summary of comprehensive income and reconciliations of equity, Lear Corporation stockholders’ equity and noncontrolling interests for the three and six months ended June 28, 2014, are shown below (in millions):

	Three Months Ended June 28, 2014			Six Months Ended June 28, 2014
	Equity	Lear Corporation Stockholders	Non- controlling Interests	Equity	Lear Corporation Stockholders	Non- controlling Interests

Beginning equity balance	$3,242.5	$3,142.3	$100.2	$3,149.5	$3,045.9	$103.6
Stock-based compensation transactions	16.3	16.3	—	16.6	16.6	—
Repurchase of common stock	(156.0)	(156.0)	—	(156.0)	(156.0)	—
Dividends declared to Lear Corporation stockholders	(16.7)	(16.7)	—	(33.9)	(33.9)	—
Dividends paid to noncontrolling interests	(1.0)	—	(1.0)	(6.8)	—	(6.8)
Acquisitions of noncontrolling interests	(15.9)	5.4	(21.3)	(18.0)	5.7	(23.7)
Sale of controlling interest	(11.5)	—	(11.5)	(11.5)	—	(11.5)
Comprehensive income:
Net income	157.8	148.5	9.3	286.4	270.5	15.9
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	0.1	0.1	—	0.1	0.1	—
Derivative instruments and hedging activities	2.8	2.8	—	4.7	4.7	—
Foreign currency translation adjustments	2.8	3.1	(0.3)	(9.9)	(7.8)	(2.1)

Other comprehensive income (loss)	5.7	6.0	(0.3)	(5.1)	(3.0)	(2.1)

Comprehensive income	163.5	154.5	9.0	281.3	267.5	13.8

Ending equity balance	$3,221.2	$3,145.8	$75.4	$3,221.2	$3,145.8	$75.4

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A summary of changes in accumulated other comprehensive income (loss), net of tax for the three and six months ended June 28, 2014, is shown below (in millions):

	Three Months Ended June 28, 2014	Six Months Ended June 28, 2014
Defined benefit plan adjustments:
Balance at beginning of period	$(104.5)	$(104.5)
Reclassification adjustments	0.1	0.1

Balance at end of period	$(104.4)	$(104.4)

Derivative instruments and hedging activities:
Balance at beginning of period	$(3.4)	$(5.3)
Reclassification adjustments	(2.5)	(3.3)
Other comprehensive income recognized during the period	5.3	8.0

Balance at end of period	$(0.6)	$(0.6)

Foreign currency translation adjustments:
Balance at beginning of period	$(67.2)	$(56.3)
Other comprehensive income (loss) recognized during the period	3.1	(7.8)

Balance at end of period	$(64.1)	$(64.1)

Other comprehensive income (loss) related to the Company’s defined benefit plans includes pretax reclassification adjustments of $0.1 million for the three and six months ended June 28, 2014. See Note 8, “Pension and Other Postretirement Benefit Plans.” Other comprehensive income (loss) related to the Company’s derivative instruments and hedging activities includes pretax reclassification adjustments of ($3.5) million and ($4.5) million for the three and six months ended June 28, 2014, respectively. See Note 15, “Financial Instruments.”

Foreign currency translation adjustments relate primarily to the Chinese renminbi and the Brazilian real for the three and six months ended June 28, 2014.

A summary of comprehensive income and reconciliations of equity, Lear Corporation stockholders’ equity and noncontrolling interests for the three and six months ended June 29, 2013, are shown below (in millions):

	Three Months Ended June 29, 2013			Six Months Ended June 29, 2013
	Equity	Lear Corporation Stockholders	Non- controlling Interests	Equity	Lear Corporation Stockholders	Non- controlling Interests

Beginning equity balance	$3,485.8	$3,360.6	$125.2	$3,612.2	$3,487.1	$125.1
Stock-based compensation transactions	14.4	14.4	—	21.8	21.8	—
Repurchase of common stock	(800.0)	(800.0)	—	(1,000.1)	(1,000.1)	—
Dividends declared to Lear Corporation stockholders	(14.1)	(14.1)	—	(30.6)	(30.6)	—
Dividends paid to noncontrolling interests	(9.5)	—	(9.5)	(14.8)	—	(14.8)
Acquisition of noncontrolling interests	—	—	—	(6.6)	(3.2)	(3.4)
Comprehensive income:
Net income	142.3	137.3	5.0	259.2	245.8	13.4
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	1.8	1.8	—	3.7	3.7	—
Derivative instruments and hedging activities	(16.1)	(16.1)	—	(8.8)	(8.8)	—
Foreign currency translation adjustments	(14.3)	(14.6)	0.3	(45.7)	(46.4)	0.7

Other comprehensive income (loss)	(28.6)	(28.9)	0.3	(50.8)	(51.5)	0.7

Comprehensive income	113.7	108.4	5.3	208.4	194.3	14.1

Ending equity balance	$2,790.3	$2,669.3	$121.0	$2,790.3	$2,669.3	$121.0

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A summary of changes in accumulated other comprehensive income (loss), net of tax for the three and six months ended June 29, 2013, is shown below (in millions):

	Three Months Ended June 29, 2013	Six Months Ended June 29, 2013
Defined benefit plan adjustments:
Balance at beginning of period	$(248.0)	$(249.9)
Reclassification adjustments	1.8	3.7

Balance at end of period	$(246.2)	$(246.2)

Derivative instruments and hedging activities:
Balance at beginning of period	$10.0	$2.7
Reclassification adjustments	(7.7)	(13.5)
Other comprehensive income recognized during the period	(8.4)	4.7

Balance at end of period	$(6.1)	$(6.1)

Foreign currency translation adjustments:
Balance at beginning of period	$(85.4)	$(53.6)
Other comprehensive loss recognized during the period	(14.6)	(46.4)

Balance at end of period	$(100.0)	$(100.0)

Other comprehensive income (loss) related to the Company’s defined benefit plans includes pretax reclassification adjustments of $2.6 million and $5.2 million for the three and six months ended June 29, 2013, respectively. See Note 8, “Pension and Other Postretirement Benefit Plans.” Other comprehensive income (loss) related to the Company’s derivative instruments and hedging activities includes pretax reclassification adjustments of $10.6 million and $18.8 million for three and six months ended June 29, 2013, respectively. See Note 15, “Financial Instruments.”

Foreign currency translation adjustments relate primarily to the Euro for the three and six months ended June 29, 2013.

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

In the first half of 2014, the Company paid $156.0 million in aggregate for repurchases of its common stock, including $100.5 million of open market repurchases (1,152,832 shares at an average purchase price of $87.16 per share, excluding commissions) and $55.5 million to settle the ASR transaction. The Company has a remaining repurchase authorization of $594.0 million under its ongoing common stock share repurchase program, which will expire in April 2016. The Company may implement these share repurchases through a variety of methods, including open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which the Company will repurchase its outstanding common stock and the timing of such repurchases will depend upon its financial condition, prevailing market conditions, alternative uses of capital and other factors. In addition, the Company’s amended and restated credit facility and the indenture governing the 2020 Notes place certain limitations on the Company’s ability to repurchase its common shares.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of the date of this Report, the Company has paid $1.7 billion in aggregate for repurchases of its outstanding common stock, excluding commissions and related fees, since the first quarter of 2011.

In addition to shares repurchased under the Company’s common stock share repurchase program described above, the Company classified shares withheld from the settlement of the Company’s restricted stock unit and performance share awards to cover minimum tax withholding requirements as common stock held in treasury in the accompanying condensed consolidated balance sheets as of June 28, 2014 and December 31, 2013.

Quarterly Dividend — In the first half of 2014 and 2013, the Company’s Board of Directors declared quarterly cash dividends of $0.20 and $0.17 per share of common stock, respectively. In the first half of 2014, declared dividends totaled $33.9 million, and dividends paid totaled $33.6 million. In the first half of 2013, declared dividends totaled $30.6 million, and dividends paid totaled $29.6 million. Dividends payable on common shares to be distributed under the Company’s stock-based compensation program and common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings will be paid when such common shares are distributed.

Noncontrolling Interests

In the first half of 2014 and 2013, the Company acquired noncontrolling interests in certain of its consolidated subsidiaries. In the second quarter of 2014, the Company sold its controlling interest in a less than wholly owned consolidated subsidiary. There was no significant gain or loss recognized in connection with this transaction.

(13) Legal and Other Contingencies

As of June 28, 2014 and December 31, 2013, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $13.1 million and $17.5 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.

On October 5, 2011, a plaintiff filed a putative class action complaint in the United States District Court for the Eastern District of Michigan against the Company and several other global suppliers of automotive wire harnesses alleging violations of federal and state antitrust and related laws. Since that time, a number of other plaintiffs have filed substantially similar class action complaints against the Company and other suppliers and individuals in a number of different federal district courts, and it is possible that additional similar lawsuits may be filed in the future. Plaintiffs purport to be direct and indirect purchasers of automotive wire harnesses supplied by the Company and/or the other defendants during the relevant period. The complaints allege that the defendants conspired to fix prices at which automotive wire harnesses were sold and that this had an anticompetitive effect upon interstate commerce in the United States. The complaints further allege that defendants fraudulently concealed their alleged conspiracy. The plaintiffs in these proceedings seek injunctive relief and recovery of an unspecified amount of damages, as well as costs and expenses relating to the proceedings, including attorneys’ fees. On February 7, 2012, the Judicial Panel on Multidistrict Litigation entered an order transferring and coordinating the various civil actions, for pretrial purposes, into one proceeding in the United States District Court for the Eastern District of Michigan (the “District Court”). On May 14, 2012, three purported classes of plaintiffs — direct purchasers of automotive wire harnesses; automotive dealers that indirectly purchased automotive wire harnesses or vehicles containing such harnesses; and indirect purchasers that purchased or leased vehicles containing automotive wire harnesses (or purchased replacement automotive wire harnesses for their vehicles) — filed consolidated amended complaints in the consolidated proceeding (the “Consolidated Cases”). With respect to the Company, the Consolidated Cases are substantially similar to the individual complaints that had been filed in the various jurisdictions.

In order to avoid the costs and distraction of continuing to litigate the Consolidated Cases, on May 5, 2014, the Company entered into settlement agreements (the “Settlement Agreements”) under which the class plaintiffs will release the Company from all claims, demands, actions, suits and causes of action in the Consolidated Cases. The Settlement Agreements contain no admission by the Company of any wrongdoing, and the Company maintains that it violated no laws in connection with this matter. Because the conduct alleged by the class plaintiffs overwhelmingly relates to periods prior to the Company’s emergence from bankruptcy in 2009, the Settlement Agreements provide that the aggregate settlement amount of $8.75 million will consist of $370,263 in cash contributed by the Company with the remainder paid in outstanding common stock and warrants of the Company held in the bankruptcy reserve established under the Company’s plan of reorganization.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Settlement Agreements were approved by the United States Bankruptcy Court for the Southern District of New York on May 27, 2014, and preliminarily approved, on the record in open court, by the District Court on July 1, 2014. The Settlement Agreements remain subject to the final approval of the District Court, which will be decided following the provision of notice to purported class members and hearings, with respect to each class, to confirm the fairness of the settlement.

Beginning in early 2012, putative class action complaints were filed in the Superior Courts of Justice in Ontario, Quebec and British Columbia against the Company and several other global suppliers of automotive wire harnesses alleging violations of Canadian laws related to competition (the “Canadian Complaints”). On February 20, 2014, the City of Richmond, California filed a putative class action in the District Court on behalf of itself and other “Public Entities” comprising states, state subdivisions, agencies and instrumentalities and local government subdivisions and agencies (the “Public Entities Complaint”). The allegations in the Canadian Complaints and Public Entities Complaint are substantially similar to those in the Consolidated Cases.

The ultimate outcome of this litigation, and consequently, an estimate of the possible loss, if any, related to the Canadian Complaints and Public Entities Complaint, cannot reasonably be determined at this time. However, the Company believes the plaintiffs’ allegations against it are without merit and intends to continue to vigorously defend itself in these proceedings.

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

A summary of the changes in reserves for product liability and warranty claims for the six months ended June 28, 2014, is shown below (in millions):

Balance as of January 1, 2014	$28.3
Expense, net (including changes in estimates)	6.1
Settlements	(4.4)

Balance as of June 28, 2014	$30.0

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

As of June 28, 2014 and December 31, 2013, the Company had recorded environmental reserves of $4.9 million and $5.0 million, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.

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

Insurance Recoveries

The Company has incurred losses and incremental costs related to the destruction of assets caused by a fire at one of its European production facilities in the third quarter of 2011. During the fourth quarter of 2012, the Company reached a settlement for the recovery of such costs under applicable insurance policies. In connection with this event, the Company incurred losses and incremental costs of $1.5 million and $7.3 million, respectively, in the three and six months ending June 29, 2013. In addition, the Company received cash proceeds of $10.0 million, of which $2.9 million has been reflected in cash flows from operating activities and $7.1 million has been reflected in cash flows from investing activities, in the first half of 2013. For further information on cumulative losses and incremental costs incurred and recoveries received in connection with this event, see Note 11, “Commitments and Contingencies,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

	Three Months Ended June 28, 2014
	Seating	Electrical	Other	Consolidated

Revenues from external customers	$3,443.6	$1,141.5	$—	$4,585.1
Segment earnings (1)	164.2	138.3	(69.7)	232.8
Depreciation and amortization	50.4	25.9	1.9	78.2
Capital expenditures	55.6	35.7	1.3	92.6
Total assets	5,415.4	1,797.5	1,748.9	8,961.8

	Three Months Ended June 29, 2013
	Seating	Electrical	Other	Consolidated

Revenues from external customers	$3,069.2	$1,043.9	$—	$4,113.1
Segment earnings (1)	166.5	94.9	(60.2)	201.2
Depreciation and amortization	44.1	23.1	1.8	69.0
Capital expenditures	80.1	43.2	4.4	127.7
Total assets	4,754.7	1,594.8	1,817.3	8,166.8

	Six Months Ended June 28, 2014
	Seating	Electrical	Other	Consolidated

Revenues from external customers	$6,669.5	$2,275.4	$—	$8,944.9
Segment earnings (1)	316.4	276.6	(144.9)	448.1
Depreciation and amortization	97.9	50.9	3.9	152.7
Capital expenditures	129.5	57.4	2.2	189.1
Total assets	5,415.4	1,797.5	1,748.9	8,961.8

	Six Months Ended June 29, 2013
	Seating	Electrical	Other	Consolidated

Revenues from external customers	$5,980.9	$2,079.3	$—	$8,060.2
Segment earnings (1)	307.9	183.9	(116.4)	375.4
Depreciation and amortization	86.7	45.0	3.7	135.4
Capital expenditures	147.6	73.5	5.3	226.4
Total assets	4,754.7	1,594.8	1,817.3	8,166.8

(1)	See definition above.

For the three months ended June 28, 2014, segment earnings include restructuring charges of $30.4 million, $3.8 million and $7.1 million in the seating and electrical segments and in the other category, respectively. For the six months ended June 28, 2014, segment earnings include restructuring charges of $51.8 million, $4.8 million and $9.0 million in the seating and electrical segments and in the other category, respectively. For the three months ended June 29, 2013, segment earnings include restructuring charges of $3.7 million, $6.5 million and $4.0 million in the seating and electrical segments and in the other category, respectively. For the six months ended June 29, 2013, segment earnings include restructuring charges of $18.9 million, $7.2 million and $5.1 million in the seating and electrical segments and in the other category, respectively. See Note 2, “Restructuring.”

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Segment earnings	$232.8	$201.2	$448.1	$375.4
Interest expense	14.6	17.4	31.4	34.1
Other expense, net	16.8	10.3	46.0	21.0

Consolidated income before provision for income taxes and equity in net income of affiliates	$201.4	$173.5	$370.7	$320.3

(15) Financial Instruments

The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to the quoted market prices of these securities (Level 2 input based on the GAAP fair value hierarchy). As of June 28, 2014, the aggregate carrying value of the Company’s Notes was $1,068.6 million, as compared to an estimated aggregate fair value of $1,096.0 million. As of December 31, 2013, the aggregate carrying value of the Notes was $1,057.1 million, as compared to an estimated aggregate fair value of $1,077.1 million.

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

Foreign exchange — The Company uses forwards, swaps and other derivative contracts to reduce the effects of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce exposure to fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, various European currencies, the Canadian dollar, the Brazilian real and the Thai baht. As of June 28, 2014 and December 31, 2013, contracts designated as cash flow hedges with $770.8 million and $917.4 million, respectively, of notional amount were outstanding with maturities of less than eighteen months. As of June 28, 2014 and December 31, 2013, the fair value of these contracts was approximately $13.8 million and $6.5 million, respectively. As of June 28, 2014 and December 31, 2013, other foreign currency derivative contracts that did not qualify for hedge accounting with $141.8 million and $149.2 million, respectively, of notional amount were outstanding. These foreign currency derivative contracts consist principally of hedges of cash transactions of up to twelve months, hedges of intercompany loans and hedges of certain other balance sheet exposures. As of June 28, 2014 and December 31, 2013, the fair value of these contracts was approximately ($1.0) million and ($0.1) million, respectively.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The fair value of outstanding foreign currency derivative contracts and the related classification in the accompanying condensed consolidated balance sheets as of June 28, 2014 and December 31, 2013, are shown below (in millions):

	June 28, 2014	December 31, 2013
Contracts qualifying for hedge accounting:
Other current assets	$16.0	$12.4
Other long-term assets	1.9	0.7
Other current liabilities	(3.9)	(6.5)
Other long-term liabilities	(0.2)	(0.1)

	13.8	6.5

Contracts not qualifying for hedge accounting:
Other current assets	0.9	0.4
Other current liabilities	(1.9)	(0.5)

	(1.0)	(0.1)

	$12.8	$6.4

Pretax amounts related to foreign currency derivative contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Contracts qualifying for hedge accounting:
Gains (losses) recognized in accumulated other comprehensive loss	$7.3	$(11.8)	$10.5	$6.4
Gains reclassified from accumulated other comprehensive loss	(3.5)	(10.6)	(4.5)	(18.8)

Comprehensive income (loss)	$3.8	$(22.4)	$6.0	$(12.4)

For the three and six months ended June 28, 2014, net sales includes gains of $0.2 million and $0.6 million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts. For the three and six months ended June 28, 2014, cost of sales includes gains of $3.3 million and $3.9 million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts. For the three and six months ended June 29, 2013, net sales includes gains of $0.8 million and $1.3 million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts. For the three and six months ended June 29, 2013, cost of sales includes gains of $9.8 million and $17.5 million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts.

Interest rate — Historically, the Company used interest rate swap and other derivative contracts to manage its exposure to fluctuations in interest rates. As of June 28, 2014 and December 31, 2013, there were no interest rate contracts outstanding. The Company will continue to evaluate, and may use, derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage its exposures to fluctuations in interest rates in the future.

Commodity prices — Historically, the Company used commodity swap and other derivative contracts to reduce its exposure to fluctuations in certain commodity prices. These derivative instruments were utilized to hedge forecasted inventory purchases, and to the extent that they met hedge accounting criteria, they were accounted for as cash flow hedges. Commodity swap contracts that were not accounted for as cash flow hedges were marked to market with changes in fair value recognized immediately in the accompanying condensed consolidated statements of comprehensive income. As of June 28, 2014 and December 31, 2013, there were no commodity swap contracts outstanding.

As of June 28, 2014 and December 31, 2013, pretax net gains of approximately $13.8 million and $6.5 million, respectively, related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. During the next twelve month period, the Company expects to reclassify into earnings net gains of approximately $12.1 million recorded in accumulated other comprehensive loss as of June 28, 2014. Such gains will be reclassified at the time that the underlying hedged transactions are realized. During the three and six months ended June 28, 2014 and June 29, 2013, amounts recognized in the accompanying condensed consolidated statements of comprehensive income related to changes in the fair value of cash flow and fair value hedges excluded from the Company’s effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.

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

Items measured at fair value on a recurring basis – Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of June 28, 2014 and December 31, 2013, are shown below (in millions):

	June 28, 2014
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts, net	Recurring	$12.8	Market/Income	$—	$12.8	$—

	December 31, 2013
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts, net	Recurring	$6.4	Market/Income	$—	$6.4	$—

The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. To estimate this credit spread, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of June 28, 2014 and December 31, 2013, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy during the first half of 2014.

Items measured at fair value on a non-recurring basis – The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. As of June 28, 2014, there were no significant assets or liabilities measured at fair value on a non-recurring basis.

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

Presentation of Unrecognized Tax Benefits

The FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which amends ASC 740, “Income Taxes.” This ASU requires that a liability related to an unrecognized tax benefit be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if certain criteria are met. The provisions of this update were effective as of January 1, 2014, and are reflected in the accompanying condensed consolidated balance sheet as of June 28, 2014. The effects of adoption were not significant.

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

Revenue Recognition

The FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amends existing revenue recognition guidance and requires additional financial statement disclosures. The provisions of this update are effective as of January 1, 2017, and may be applied through a full retrospective or a modified retrospective approach. The Company is currently evaluating the impact of this update.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements

	June 28, 2014
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$166.1	$—	$699.0	$—	$865.1
Accounts receivable	70.4	613.5	2,380.5	—	3,064.4
Inventories	3.2	315.0	563.4	—	881.6
Other	162.5	70.2	484.5	—	717.2

Total current assets	402.2	998.7	4,127.4	—	5,528.3

LONG-TERM ASSETS:
Property, plant and equipment, net	93.2	319.1	1,242.0	—	1,654.3
Goodwill	23.5	401.0	330.2	—	754.7
Investments in subsidiaries	1,908.2	2,008.5	—	(3,916.7)	—
Intercompany accounts, net	1,528.7	—	—	(1,528.7)	—
Other	590.6	58.3	375.6	—	1,024.5

Total long-term assets	4,144.2	2,786.9	1,947.8	(5,445.4)	3,433.5

Total assets	$4,546.4	$3,785.6	$6,075.2	$(5,445.4)	$8,961.8

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and drafts	$103.9	$733.4	$1,983.8	$—	$2,821.1
Accrued liabilities	111.5	186.3	1,025.5	—	1,323.3

Total current liabilities	215.4	919.7	3,009.3	—	4,144.4

LONG-TERM LIABILITIES:
Long-term debt	1,068.6	—	—	—	1,068.6
Intercompany accounts, net	—	650.2	878.5	(1,528.7)	—
Other	116.6	141.9	269.1	—	527.6

Total long-term liabilities	1,185.2	792.1	1,147.6	(1,528.7)	1,596.2

EQUITY:
Lear Corporation stockholders’ equity	3,145.8	2,073.8	1,842.9	(3,916.7)	3,145.8
Noncontrolling interests	—	—	75.4	—	75.4

Equity	3,145.8	2,073.8	1,918.3	(3,916.7)	3,221.2

Total liabilities and equity	$4,546.4	$3,785.6	$6,075.2	$(5,445.4)	$8,961.8

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Three Months Ended June 28, 2014
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)

Net sales	$127.7	$1,815.2	$3,894.6	$(1,252.4)	$4,585.1

Cost of sales	177.3	1,662.9	3,618.2	(1,252.4)	4,206.0
Selling, general and administrative expenses	52.8	14.7	70.5	—	138.0
Intercompany operating (income) expense, net	(119.0)	69.6	49.4	—	—
Amortization of intangible assets	0.4	1.2	6.7	—	8.3
Interest expense	10.7	6.4	(2.5)	—	14.6
Other expense, net	2.6	0.7	13.5	—	16.8

Consolidated income before income taxes and equity in net income of affiliates and subsidiaries	2.9	59.7	138.8	—	201.4
Provision for income taxes	1.3	22.9	28.6	—	52.8
Equity in net income of affiliates	0.5	—	(9.7)	—	(9.2)
Equity in net income of subsidiaries	(147.4)	(81.0)	—	228.4	—

Consolidated net income	148.5	117.8	119.9	(228.4)	157.8
Less: Net income attributable to noncontrolling interests	—	—	9.3	—	9.3

Net income attributable to Lear	$148.5	$117.8	$110.6	$(228.4)	$148.5

Consolidated comprehensive income	$154.5	$121.7	$122.0	$(234.7)	$163.5
Less: Comprehensive income attributable to noncontrolling interests	—	—	9.0	—	9.0

Comprehensive income attributable to Lear	$154.5	$121.7	$113.0	$(234.7)	$154.5

	For the Three Months Ended June 29, 2013
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)

Net sales	$125.6	$1,615.8	$3,537.8	$(1,166.1)	$4,113.1

Cost of sales	144.2	1,479.3	3,318.0	(1,166.1)	3,775.4
Selling, general and administrative expenses	38.3	14.2	75.4	—	127.9
Intercompany operating (income) expense, net	(70.1)	33.1	37.0	—	—
Amortization of intangible assets	0.4	1.2	7.0	—	8.6
Interest expense	9.1	8.8	(0.5)	—	17.4
Other expense, net	1.8	0.3	8.2	—	10.3

Consolidated income before income taxes and equity in net income of affiliates and subsidiaries	1.9	78.9	92.7	—	173.5
Provision for income taxes	4.2	28.7	8.2	—	41.1
Equity in net income of affiliates	(0.7)	(0.4)	(8.8)	—	(9.9)
Equity in net income of subsidiaries	(138.9)	(43.4)	—	182.3	—

Consolidated net income	137.3	94.0	93.3	(182.3)	142.3
Less: Net income attributable to noncontrolling interests	—	—	5.0	—	5.0

Net income attributable to Lear	$137.3	$94.0	$88.3	$(182.3)	$137.3

Consolidated comprehensive income	$108.4	$70.2	$82.3	$(147.2)	$113.7
Less: Comprehensive income attributable to noncontrolling interests	—	—	5.3	—	5.3

Comprehensive income attributable to Lear	$108.4	$70.2	$77.0	$(147.2)	$108.4

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Six Months Ended June 28, 2014
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)

Net sales	$230.8	$3,449.8	$7,685.7	$(2,421.4)	$8,944.9

Cost of sales	330.6	3,146.9	7,149.2	(2,421.4)	8,205.3
Selling, general and administrative expenses	115.4	20.0	139.3	—	274.7
Intercompany operating (income) expense, net	(248.2)	139.3	108.9	—	—
Amortization of intangible assets	0.8	2.4	13.6	—	16.8
Interest expense	24.2	11.2	(4.0)	—	31.4
Other expense, net	19.9	0.4	25.7	—	46.0

Consolidated income before income taxes and equity in net income of affiliates and subsidiaries	(11.9)	129.6	253.0	—	370.7
Provision for income taxes	(5.3)	53.1	57.7	—	105.5
Equity in net income of affiliates	0.6	(0.5)	(21.3)	—	(21.2)
Equity in net income of subsidiaries	(277.7)	(133.0)	—	410.7	—

Consolidated net income	270.5	210.0	216.6	(410.7)	286.4
Less: Net income attributable to noncontrolling interests	—	—	15.9	—	15.9

Net income attributable to Lear	$270.5	$210.0	$200.7	$(410.7)	$270.5

Consolidated comprehensive income	$267.5	$215.0	$206.4	$(407.6)	$281.3
Less: Comprehensive income attributable to noncontrolling interests	—	—	13.8	—	13.8

Comprehensive income attributable to Lear	$267.5	$215.0	$192.6	$(407.6)	$267.5

	For the Six Months Ended June 29, 2013
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)

Net sales	$247.2	$3,143.5	$6,975.1	$(2,305.6)	$8,060.2

Cost of sales	297.3	2,866.2	6,552.2	(2,305.6)	7,410.1
Selling, general and administrative expenses	78.7	31.9	146.9	—	257.5
Intercompany operating (income) expense, net	(124.4)	64.4	60.0	—	—
Amortization of intangible assets	0.8	2.4	14.0	—	17.2
Interest expense	24.1	12.1	(2.1)	—	34.1
Other expense, net	6.2	0.8	14.0	—	21.0

Consolidated income before income taxes and equity in net income of affiliates and subsidiaries	(35.5)	165.7	190.1	—	320.3
Provision for income taxes	(12.4)	60.6	30.8	—	79.0
Equity in net income of affiliates	(0.7)	(0.1)	(17.1)	—	(17.9)
Equity in net income of subsidiaries	(268.2)	(85.9)	—	354.1	—

Consolidated net income	245.8	191.1	176.4	(354.1)	259.2
Less: Net income attributable to noncontrolling interests	—	—	13.4	—	13.4

Net income attributable to Lear	$245.8	$191.1	$163.0	$(354.1)	$245.8

Consolidated comprehensive income	$194.3	$184.1	$131.9	$(301.9)	$208.4
Less: Comprehensive income attributable to noncontrolling interests	—	—	14.1	—	14.1

Comprehensive income attributable to Lear	$194.3	$184.1	$117.8	$(301.9)	$194.3

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements – (continued)

	For the Six Months Ended June 28, 2014
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)

Net cash provided by operating activities	$25.8	$16.7	$132.5	$—	$175.0
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(4.6)	(37.5)	(147.0)	—	(189.1)
Other, net	(2.5)	14.9	(27.3)	—	(14.9)

Net cash used in investing activities	(7.1)	(22.6)	(174.3)	—	(204.0)

Cash Flows from Financing Activities:
Proceeds from the issuance of senior notes	325.0	—	—	—	325.0
Repurchase of senior notes	(327.1)	—	—	—	(327.1)
Payment of debt issuance and other financing costs	(3.8)	—	—	—	(3.8)
Repurchase of common stock	(156.0)	—	—	—	(156.0)
Dividends paid to Lear Corporation stockholders	(33.6)	—	—	—	(33.6)
Dividends paid to noncontrolling interests	—	—	(6.8)	—	(6.8)
Other	(20.4)	—	(17.8)	—	(38.2)
Change in intercompany accounts	19.8	5.8	(25.6)	—	—

Net cash used in financing activities	(196.1)	5.8	(50.2)	—	(240.5)

Effect of foreign currency translation	—	—	(3.1)	—	(3.1)

Net Change in Cash and Cash Equivalents	(177.4)	(0.1)	(95.1)	—	(272.6)
Cash and Cash Equivalents as of Beginning of Period	343.5	0.1	794.1	—	1,137.7

Cash and Cash Equivalents as of End of Period	$166.1	$—	$699.0	$—	$865.1

	For the Six Months Ended June 29, 2013
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)

Net cash provided by operating activities	$(3.5)	$143.0	$125.9	$—	$265.4
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(6.9)	(58.5)	(161.0)	—	(226.4)
Insurance proceeds	—	—	7.1	—	7.1
Other, net	46.9	0.1	(6.4)	—	40.6

Net cash used in investing activities	40.0	(58.4)	(160.3)	—	(178.7)

Cash Flows from Financing Activities:
Proceeds from the issuance of senior notes	500.0	—	—	—	500.0
Repurchase of senior notes	(72.1)	—	—	—	(72.1)
Payment of debt issuance and other financing costs	(13.4)	—	—	—	(13.4)
Repurchase of common stock	(1,000.1)	—	—	—	(1,000.1)
Dividends paid to Lear Corporation stockholders	(29.6)	—	—	—	(29.6)
Dividends paid to noncontrolling interests	—	—	(14.8)	—	(14.8)
Other	(2.7)	—	(6.6)	—	(9.3)
Change in intercompany accounts	254.6	(84.6)	(170.0)	—	—

Net cash used in financing activities	(363.3)	(84.6)	(191.4)	—	(639.3)

Effect of foreign currency translation	—	—	(8.5)	—	(8.5)

Net Change in Cash and Cash Equivalents	(326.8)	—	(234.3)	—	(561.1)
Cash and Cash Equivalents as of Beginning of Period	481.4	0.1	920.7	—	1,402.2

Cash and Cash Equivalents as of End of Period	$154.6	$0.1	$686.4	$—	$841.1

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

Selling, General and Administrative Expenses — Corporate and division selling, general and administrative expenses are allocated to the operating subsidiaries based on various factors, which estimate usage of particular corporate and division functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries. During the three months ended June 28, 2014 and June 29, 2013, $29.2 million and $30.3 million, respectively, of selling, general and administrative expenses were allocated from Lear. During the six months ended June 28, 2014 and June 29, 2013, $59.8 million and $61.6 million, respectively, of selling, general and administrative expenses were allocated from Lear.

Long-Term Debt of Lear and the Guarantors — A summary of long-term debt of Lear and the Guarantors on a combined basis is shown below (in millions):

	June 28, 2014	December 31, 2013

Senior notes	$1,068.6	$1,057.1

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

In the first half of 2014, global automotive industry production volumes improved significantly, up 4% from a year ago levels to 43.1 million units. North American industry production increased 4% from a year ago levels to 8.6 million units. European and African industry production increased 5% from a year ago levels to 10.7 million units, although industry production in this region remains below historical levels. Asian industry production increased 5% from a year ago levels to 21.5 million units. South American industry production decreased 17% from a year ago levels to 1.8 million units.

Sales in Europe and Africa accounted for approximately 40% and sales in North America accounted for approximately 37% of our net sales in the first half of 2014. Our ability to reduce the risks inherent in certain concentrations of business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall.

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

LEAR CORPORATION

Our material cost as a percentage of net sales was 67.7% in the first half of 2014, as compared to 67.2% in the first half of 2013. Raw material, energy and commodity costs can be volatile. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, financial hedges for certain commodities and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future.

See “— Forward-Looking Statements” below and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in this Report.

Financial Measures

In evaluating our financial condition and operating performance, we focus primarily on earnings, operating margins, cash flows and return on invested capital. In addition to maintaining and expanding our business with our existing customers in our more established markets, our expansion plans are focused primarily on emerging markets. Asia, in particular, continues to present significant growth opportunities, as major global automotive manufacturers implement production expansion plans and local automotive manufacturers aggressively expand their operations to meet increasing demand in this region. As of June 28, 2014, we have fifteen joint ventures with operations in Asia, as well as an additional joint venture in North America dedicated to serving Asian automotive manufacturers. We also have aggressively pursued this strategy by selectively increasing our vertical integration capabilities globally, as well as expanding our component manufacturing capacity in Asia, Brazil, Eastern Europe, Mexico and Northern Africa. Furthermore, we have expanded our low-cost engineering capabilities in India and the Philippines.

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

Operational Restructuring

In the first half of 2014, we incurred pretax restructuring costs of approximately $66 million and related manufacturing inefficiency charges of approximately $3 million. Any future restructuring actions will depend upon market conditions, customer actions and other factors.

For further information, see Note 2, “Restructuring,” to the condensed consolidated financial statements included in this Report.

Financing Transactions

Senior Notes

In the first quarter of 2014, we refinanced certain of our outstanding indebtedness to lower our borrowing costs and extend our debt maturity profile. In March 2014, we issued $325 million in aggregate principal amount of 5.375% senior unsecured notes due 2024 (the “2024 Notes”) and paid $327 million to redeem the remaining aggregate principal amount of our 7.875% senior unsecured notes due 2018 (the “2018 Notes”) and 10% of the original aggregate principal amount of our 8.125% senior unsecured notes due 2020 (the “2020 Notes”). In connection with these redemptions, we recognized losses of approximately $18 million on the extinguishment of debt in the first quarter of 2014.

In January 2013, we issued $500 million in aggregate principal amount of 4.75% senior unsecured notes due 2023 (the “2023 Notes”). In March 2013, we paid $72 million to redeem 10% of the original aggregate principal amount of the 2018 Notes and 2020 Notes. In connection with this redemption, we recognized a loss of approximately $4 million on the partial extinguishment of debt in the first quarter of 2013.

LEAR CORPORATION

For further information, see “— Liquidity and Capital Resources — Capitalization — Senior Notes” and Note 7, “Debt,” to the condensed consolidated financial statements included in this Report.

Share Repurchase Program and Quarterly Cash Dividend

Since the first quarter of 2011, our Board of Directors has authorized $2.25 billion in share repurchases under our common stock share repurchase program. On April 25, 2013, we entered into an accelerated stock repurchase (“ASR”) agreement to repurchase $800 million of our common stock. On March 31, 2014, the ASR agreement ended, and on April 14, 2014, we paid approximately $55 million to settle the transaction. Following the settlement of the ASR transaction, we completed $101 million of share repurchases and have a remaining repurchase authorization of $594 million as of the date of this Report, which will expire in April 2016.

In the first and second quarters of 2014, our Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock.

For further information regarding our common stock share repurchase program, the ASR program and our quarterly dividends, see “— Liquidity and Capital Resources — Capitalization” and Note 12, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report.

Other Matters

In the three and six months ended June 28, 2014, we recognized tax benefits of $12 million and $22 million, respectively, related to debt redemption costs, restructuring charges and various other items and tax benefits of $6 million and $11 million, respectively, primarily related to reductions in tax reserves due to tax audit settlements.

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

In the three and six months ended June 29, 2013, we recognized a tax benefit of $16 million related to the reversal of a full valuation allowance with respect to the deferred tax assets of a foreign subsidiary and tax benefits of $6 million and $20 million, respectively, related to restructuring charges and various other items.

As discussed above, our results for the three and six months ended June 28, 2014 and June 29, 2013, reflect the following items (in millions):

	Three months ended		Six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Costs related to restructuring actions, including manufacturing inefficiencies of $2 million and $3 million in the three and six months ended June 28, 2014, respectively, and $2 million and $3 million in the three and six months ended June 29, 2013, respectively	$43	$16	$69	$34
Costs related to proxy contest	—	—	—	3
Losses and incremental costs related to the destruction of assets	—	1	—	7
Labor-related litigation claims	—	5	—	5
Losses on extinguishment of debt	—	—	18	4
Tax benefits, net	(18)	(22)	(33)	(36)

For further information regarding these items, see Note 2, “Restructuring,” Note 7, “Debt,” Note 9, “Other Expense, Net,” Note 10, “Income Taxes,” Note 12, “Comprehensive Income and Equity,” and Note 13, “Legal and Other Contingencies — Insurance Recoveries,” to the condensed consolidated financial statements included in this Report.

This Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements that are subject to risks and uncertainties. For further information regarding other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see “— Forward-Looking Statements” below and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in this Report.

LEAR CORPORATION

RESULTS OF OPERATIONS

A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three Months Ended				Six Months Ended
	June 28, 2014		June 29, 2013		June 28, 2014		June 29, 2013

Net sales
Seating	$3,443.6	75.1%	$3,069.2	74.6%	$6,669.5	74.6%	$5,980.9	74.2%
Electrical	1,141.5	24.9	1,043.9	25.4	2,275.4	25.4	2,079.3	25.8

Net sales	4,585.1	100.0	4,113.1	100.0	8,944.9	100.0	8,060.2	100.0
Cost of sales	4,206.0	91.7	3,775.4	91.8	8,205.3	91.7	7,410.1	91.9

Gross profit	379.1	8.3	337.7	8.2	739.6	8.3	650.1	8.1
Selling, general and administrative expenses	138.0	3.0	127.9	3.1	274.7	3.1	257.5	3.2
Amortization of intangible assets	8.3	0.2	8.6	0.2	16.8	0.2	17.2	0.2
Interest expense	14.6	0.3	17.4	0.4	31.4	0.3	34.1	0.4
Other expense, net	16.8	0.4	10.3	0.3	46.0	0.5	21.0	0.3
Provision for income taxes	52.8	1.2	41.1	1.0	105.5	1.2	79.0	1.0
Equity in net income of affiliates	(9.2)	(0.2)	(9.9)	(0.2)	(21.2)	(0.2)	(17.9)	(0.2)
Net income attributable to noncontrolling interests	9.3	0.2	5.0	0.1	15.9	0.2	13.4	0.2

Net income attributable to Lear	$148.5	3.2%	$137.3	3.3%	$270.5	3.0%	$245.8	3.0%

Three Months Ended June 28, 2014 vs. Three Months Ended June 29, 2013

Net sales in the second quarter of 2014 were $4.6 billion, as compared to $4.1 billion in the second quarter of 2013, an increase of $472 million or 11%. New business and improved production volumes on key Lear platforms positively impacted net sales by $296 million and $162 million, respectively.

Cost of sales in the second quarter of 2014 were $4.2 billion, as compared to $3.8 billion in the second quarter of 2013. The increase is primarily due to the impact of new business and improved production volumes on key Lear platforms.

Gross profit and gross margin were $379 million and 8.3% of net sales in the second quarter of 2014, as compared to $338 million and 8.2% in the second quarter of 2013. Favorable operating performance and the benefit of operational restructuring actions positively impacted gross profit by $83 million. Gross profit also benefited by $55 million from the impact of new business and improved production volumes on key Lear platforms. Selling price reductions and the changeover of key Lear platforms in our seating business negatively impacted gross profit by $90 million. These factors had a corresponding impact on gross margin.

Selling, general and administrative expenses, including engineering and development expenses, were $138 million in the second quarter of 2014, as compared to $128 million in the second quarter of 2013. As a percentage of net sales, selling, general and administrative expenses were 3.0% in the second quarter of 2014, as compared to 3.1% in the second quarter of 2013.

Amortization of intangible assets was $8 million in the second quarter of 2014, as compared to $9 million in the second quarter of 2013.

Interest expense was $15 million in the second quarter of 2014, as compared to $17 million in the second quarter of 2013.

Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the disposal of fixed assets and other miscellaneous income and expense, was $17 million in the second quarter of 2014, as compared to $10 million in the second quarter of 2013. Other expense, net was negatively impacted by a year over year increase in foreign exchange losses of $3 million.

LEAR CORPORATION

In the second quarter of 2014, the provision for income taxes was $53 million, representing an effective tax rate of 26.2% on pretax income before equity in net income of affiliates of $201 million. In the second quarter of 2013, the provision for income taxes was $41 million, representing an effective tax rate of 23.7% on pretax income before equity in net income of affiliates of $174 million, for the reasons described below.

In the second quarters of 2014 and 2013, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. The provision was also impacted by a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In the second quarter of 2014, we recognized tax benefits of $12 million related to restructuring charges and various other items and tax benefits of $6 million primarily related to reductions in tax reserves due to tax audit settlements. In the second quarter of 2013, we recognized a tax benefit of $16 million related to the reversal of a full valuation allowance with respect to the deferred tax assets of a foreign subsidiary and tax benefits of $6 million related to restructuring charges and various other items. Excluding these items, the effective tax rate in the second quarters of 2014 and 2013 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.

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

Equity in net income of affiliates was $9 million for the second quarter of 2014, as compared to $10 million for the second quarter of 2013.

Net income attributable to Lear in the second quarter of 2014 was $149 million, or $1.81 per diluted share, as compared to $137 million, or $1.60 per diluted share, in the second quarter of 2013. Net income and diluted net income per share increased for the reasons described above. In addition, diluted net income per share was impacted by the decrease in average shares outstanding during the second quarter of 2014.

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

LEAR CORPORATION

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

Seating

A summary of the financial measures for our seating segment is shown below (dollar amounts in millions):

	Three months ended
	June 28, 2014	June 29, 2013

Net sales	$3,443.6	$3,069.2
Segment earnings (1)	164.2	166.5
Margin	4.8%	5.4%

(1)	See definition above.

Seating net sales were $3.4 billion for the second quarter of 2014, as compared to $3.1 billion for the second quarter of 2013, an increase of $374 million or 12%. New business and improved production volumes on key Lear platforms positively impacted net sales by $340 million. Segment earnings, including restructuring costs, and the related margin on net sales were $164 million and 4.8% in the second quarter of 2014, as compared to $167 million and 5.4% in the second quarter of 2013. Segment earnings were negatively impacted by $65 million related to selling price reductions and the changeover of key Lear platforms and $27 million related to higher restructuring costs. These items were largely offset by $83 million primarily as a result of favorable operating performance and the benefit of operational restructuring actions, improved production volumes on key Lear platforms and new business.

Electrical

A summary of financial measures for our electrical segment is shown below (dollar amounts in millions):

	Three months ended
	June 28, 2014	June 29, 2013

Net sales	$1,141.5	$1,043.9
Segment earnings (1)	138.3	94.9
Margin	12.1%	9.1%

(1)	See definition above.

Electrical net sales were $1.1 billion for the second quarter of 2014, as compared to $1.0 billion for the second quarter of 2013, an increase of $98 million or 9%. New business positively impacted net sales by $108 million. Segment earnings, including restructuring costs, and the related margin on net sales were $138 million and 12.1% in the second quarter of 2014, as compared to $95 million and 9.1% in the second quarter of 2013. Segment earnings were favorably impacted by $41 million as a result of improved operating performance. Selling price reductions of $25 million were offset by new business and improved production volumes on key Lear platforms of $21 million.

LEAR CORPORATION

Other

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three months ended
	June 28, 2014	June 29, 2013

Net sales	$—	$—
Segment earnings (1)	(69.7)	(60.2)
Margin	N/A	N/A

(1)	See definition above.

Segment earnings related to our other category were ($70) million in the second quarter of 2014, as compared to ($60) million in the second quarter of 2013, reflecting higher incentive compensation expenses related to performance as compared to our targets, as well as infrastructure costs to support the growth of our business in emerging markets.

Six Months Ended June 28, 2014 vs. Six Months Ended June 29, 2013

Net sales in the first six months of 2014 were $8.9 billion, as compared to $8.1 billion in the first six months of 2013, an increase of $885 million or 11%. New business and improved production volumes on key Lear platforms positively impacted net sales by $566 million and $286 million, respectively.

Cost of sales in the first six months of 2014 were $8.2 billion, as compared to $7.4 billion in the first six months of 2013. The increase is primarily due to the impact of new business and improved production volumes on key Lear platforms.

Gross profit and gross margin were $740 million and 8.3% of net sales in the first six months of 2014, as compared to $650 million and 8.1% in the first six months of 2013. Favorable operating performance and the benefit of operational restructuring actions positively impacted gross profit by $155 million. Gross profit also benefited by $113 million from the impact of new business and improved production volumes on key Lear platforms. Selling price reductions and the changeover of key Lear platforms in our seating business negatively impacted gross profit by $173 million. These factors had a corresponding impact on gross margin.

Selling, general and administrative expenses, including engineering and development expenses, were $275 million in the six months ended June 28, 2014, as compared to $258 million in the six months ended June 29, 2013. As a percentage of net sales, selling, general and administrative expenses were 3.1% in the first six months of 2014, as compared to 3.2% in the first six months of 2013.

Amortization of intangible assets was $17 million in the first half of 2014 and 2013.

Interest expense was $31 million in the first six months of 2014, as compared to $34 million in the first six months of 2013.

Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the disposal of fixed assets and other miscellaneous income and expense, was $46 million in the first six months of 2014, as compared to $21 million in the first six months of 2013. In the first half of 2014, we recognized losses of $18 million related to the redemption of the remaining aggregate principal amount of our 2018 Notes and 10% of the original aggregate principal amount of our 2020 Notes. In the first half of 2013, we recognized a loss of $4 million related to the redemption of 10% of the original aggregate principal amount of our 2018 Notes and our 2020 Notes. Other expense, net was negatively impacted by a year over year increase in foreign exchange losses of $7 million.

In the first six months of 2014, the provision for income taxes was $106 million, representing an effective tax rate of 28.5% on pretax income before equity in net income of affiliates of $371 million. In the first six months of 2013, the provision for income taxes was $79 million, representing an effective tax rate of 24.7% on pretax income before equity in net income of affiliates of $320 million, for the reasons described below.

In the first six months of 2014 and 2013, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. The provision was also impacted by a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In the first six months of 2014, we recognized tax benefits of $22 million related to debt redemption costs, restructuring charges and various other items and tax benefits of $11 million primarily related to reductions in tax

LEAR CORPORATION

reserves due to tax audit settlements. In the first six months of 2013, we recognized a tax benefit of $16 million related to the reversal of a full valuation allowance with respect to the deferred tax assets of a foreign subsidiary and tax benefits of $20 million related to restructuring charges and various other items. Excluding these items, the effective tax rate in the first six months of 2014 and 2013 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.

For a description of our valuation allowances, see “Three Months Ended June 28, 2014 vs. Three Months Ended June 29, 2013,” above.

Equity in net income of affiliates was $21 million for the first six months of 2014, as compared to $18 million for first six months of 2013. The increase in equity in net income of affiliates in the first six months of 2014 reflects the growth and improved performance of our equity affiliates.

Net income attributable to Lear in the first six months of 2014 was $271 million, or $3.28 per diluted share, as compared to $246 million, or $2.71 per diluted share, in the first six months of 2013. Net income and diluted net income per share increased for the reasons described above. In addition, diluted net income per share was impacted by the decrease in average shares outstanding during the first six months of 2014.

Reportable Operating Segments

For a description of our reportable operating segments, see “Three Months Ended June 28, 2014 vs. Three Months Ended June 29, 2013 — Reportable Operating Segments,” above.

Seating

A summary of the financial measures for our seating segment is shown below (dollar amounts in millions):

	Six months ended
	June 28, 2014	June 29, 2013

Net sales	$6,669.5	$5,980.9
Segment earnings (1)	316.4	307.9
Margin	4.7%	5.1%

(1)	See definition above.

Seating net sales were $6.7 billion for the first six months of 2014, as compared to $6.0 billion for the first six months of 2013, an increase of $689 million or 12%. New business and improved production volumes on key Lear platforms positively impacted net sales by $610 million. Segment earnings, including restructuring costs, and the related margin on net sales were $316 million and 4.7% in the first six months of 2014, as compared to $308 million and 5.1% in the first six months of 2013. Segment earnings were favorably impacted by $153 million primarily as a result of favorable operating performance and the benefit of operational restructuring actions, improved production volumes on key Lear platforms and new business. These items were offset by $122 million related to the changeover of key Lear platforms and selling price reductions and $33 million related to higher restructuring costs.

Electrical

A summary of financial measures for our electrical segment is shown below (dollar amounts in millions):

	Six months ended
	June 28, 2014	June 29, 2013

Net sales	$2,275.4	$2,079.3
Segment earnings (1)	276.6	183.9
Margin	12.2%	8.8%

(1)	See definition above.

Electrical net sales were $2.3 billion for the first six months of 2014, as compared to $2.1 billion for the first six months of 2013, an increase of $196 million or 9.4%. New business positively impacted net sales by $220 million. Segment earnings, including restructuring costs, and the related margin on net sales were $277 million and 12.2% in the first six months of 2014, as compared to

LEAR CORPORATION

$184 million and 8.8% in the first six months of 2013. Segment earnings were favorably impacted by $86 million as a result of improved operating performance. Selling price reductions of $51 million were offset by new business and improved production volumes on key Lear platforms of $48 million.

Other

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Six months ended
	June 28, 2014	June 29, 2013

Net sales	$—	$—
Segment earnings (1)	(144.9)	(116.4)
Margin	N/A	N/A

(1)	See definition above.

Segment earnings related to our other category were ($145) million in the first six months of 2014, as compared to ($116) million in the first six months of 2013, reflecting higher incentive compensation expenses related to performance as compared to our targets, as well as infrastructure costs to support the growth of our business in emerging markets.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, operational restructuring actions and debt service requirements. In addition, we expect to continue to pay quarterly dividends and repurchase shares of our common stock pursuant to our authorized common stock share repurchase program. Our principal sources of liquidity are cash flows from operating activities, borrowings under available credit facilities and our existing cash balance. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and the combination of dividends, royalties, intercompany loan repayments and other distributions and advances from our subsidiaries to provide the funds necessary to meet our obligations. As of June 28, 2014 and December 31, 2013, cash and cash equivalents of $697 million and $792 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans, without creating additional income tax expense. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information regarding potential dividends from our non-U.S. subsidiaries, see “— Adequacy of Liquidity Sources,” below and Note 7, “Income Taxes,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Cash Flows

Net cash provided by operating activities was $175 million in the first six months of 2014, as compared to $265 million in the first six months of 2013. Consolidated net income and depreciation and amortization were a source of cash of $439 million and $395 million in the first half of 2014 and 2013, respectively, resulting in an incremental increase in operating cash flow of $44 million between periods. The net change in working capital items was a use of cash of $323 million and $162 million in the first half of 2014 and 2013, respectively, resulting in an incremental decrease in operating cash flow of $161 million between periods. This decrease primarily reflects the timing of our fiscal quarter-end for the second quarter of 2014, as compared to the second quarter of 2013, which impacted the collection of accounts receivable, and increased working capital to support our sales growth.

In the first six months of 2014, increases in accounts receivable, inventories and accounts payable resulted in a use of cash of $794 million, a use of cash of $63 million and a source of cash of $393 million, respectively, primarily reflecting the timing of our fiscal quarter-end for the second quarter of 2014, as well as increased working capital to support our sales growth. In the first half of 2014, changes in accrued liabilities and other resulted in a source of cash of $141 million, primarily reflecting the timing of payment of accrued liabilities.

Net cash used in investing activities was $204 million in the first six months of 2014, as compared to $179 million in the first six months of 2013. In the first half of 2013, we sold our ownership interest in an equity affiliate for $50 million. In addition, capital spending decreased by $37 million between periods. Capital spending in 2014 is estimated at $450 million.

Net cash used in financing activities was $241 million in the first six months of 2014, as compared to $639 million in the first six months of 2013. In the first half of 2014, we issued $325 million in aggregate principal amount of the 2024 Notes and paid $327 million to redeem all of our outstanding 2018 Notes and a portion of our outstanding 2020 Notes. In addition, we paid $156 million in aggregate for repurchases of our common stock, including $101 million of open market repurchases and $55 million to settle an ASR

LEAR CORPORATION

program. In the first half of 2013, we issued $500 million in aggregate principal amount of the 2023 Notes and paid $72 million to redeem a portion of our outstanding 2018 Notes and 2020 Notes. In addition, we paid $1.0 billion in aggregate for repurchases of our common stock, including $200 million of open market repurchases and $800 million of repurchases through an ASR program.

Capitalization

From time to time, we utilize uncommitted credit facilities to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries, in addition to cash provided by operating activities. As of June 28, 2014 and December 31, 2013, there were no short-term debt balances outstanding. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors.

Senior Notes

As of June 28, 2014, our long-term debt consists of $245 million in aggregate principal amount of 2020 Notes at a stated coupon rate of 8.125%, $500 million in aggregate principal amount of 2023 Notes at a stated coupon rate of 4.75% and $325 million in aggregate principal amount of 2024 Notes at a stated coupon rate of 5.375% (collectively, the “Notes”).

The 2024 Notes were issued on March 11, 2014. The net proceeds from the offering of $321 million, together with our existing sources of liquidity, were used to redeem the remaining aggregate principal amount of our 2018 Notes ($280 million) and to redeem 10% of the original aggregate principal amount of our 2020 Notes ($35 million) at stated redemption prices, plus accrued and unpaid interest to the respective redemption dates. In connection with these transactions, we paid $327 million and recognized losses of $18 million on the extinguishment of debt in the first quarter of 2014.

For further information related to the Notes, including information on early redemption, covenants and events of default, see Note 7, “Debt,” to the condensed consolidated financial statements included in this Report and Note 6, “Debt,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Revolving Credit Facility

Our $1.0 billion revolving credit facility permits borrowings for general corporate and working capital purposes and the issuance of letters of credit. As of June 28, 2014, there were no borrowings outstanding under the revolving credit facility, and we were in compliance with all covenants under the agreement governing the revolving credit facility.

For further information related to the revolving credit facility, including information on pricing, covenants and events of default, see Note 7, “Debt,” to the condensed consolidated financial statements included in this Report and Note 6, “Debt,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Contractual Obligations

Our scheduled maturities of long-term debt and our scheduled interest payments on the Notes, described above in “— Senior Notes,” as of June 28, 2014, are shown below (in millions):

	2014 (2)	2015	2016	2017	2018	Thereafter	Total
Long-term debt maturities (1)	$—	$—	$—	$—	$—	$1,070.0	$1,070.0
Scheduled interest payments	30.5	61.1	61.1	61.1	61.1	232.8	507.7

Total	$30.5	$61.1	$61.1	$61.1	$61.1	$1,302.8	$1,577.7

(1)	Represents aggregate principal amounts at maturity.
(2)	Represents interest payments for the second half of 2014.

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

LEAR CORPORATION

In the first half of 2014, we paid $156 million in aggregate for repurchases of our common stock, including $101 million of open market repurchases (1,152,832 shares at an average purchase price of $87.16 per share, excluding commissions) and $55 million to settle the ASR transaction. We have a remaining repurchase authorization of $594 million under our ongoing common stock share repurchase program, which will expire in April 2016. We may implement these share repurchases through a variety of methods, including open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which we will repurchase our outstanding common stock and the timing of such repurchases will depend upon our financial condition, prevailing market conditions, alternative uses of capital and other factors. In addition, our amended and restated credit facility and the indenture governing our 2020 Notes place certain limitations on our ability to repurchase our common shares. See “—Forward-Looking Statements.”

As of the date of this Report, we have paid $1.7 billion in aggregate for repurchases of our outstanding common stock, excluding commissions and related fees, since the first quarter of 2011.

For further information regarding our common stock share repurchase program and the ASR program, see Note 12, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report.

Dividends

A summary of 2014 dividend declarations is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.20	February 7, 2014	February 28, 2014	March 20, 2014
$0.20	May 15, 2014	June 6, 2014	June 25, 2014

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

Adequacy of Liquidity Sources

As of June 28, 2014, we had approximately $865 million of cash and cash equivalents on hand and $1.0 billion in available borrowing capacity under our revolving credit facility. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly dividends and repurchase shares of our common stock, pursuant to our authorized common stock share repurchase program (see “— Common Stock Share Repurchase Program,” above). Our future financial results and our ability to continue to meet our liquidity needs are subject to, and will be affected by, cash flows from operations, including the impact of restructuring activities, automotive industry conditions, the financial condition of our customers and suppliers and other related factors. Additionally, an economic downturn or reduction in production levels could negatively impact our financial condition. For further discussion of the risks and uncertainties affecting our cash flows from operations and our overall liquidity, see “— Executive Overview” above, “— Forward-Looking Statements” below and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in this Report.

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

Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Canadian dollar, the Chinese renminbi, the Brazilian real and the Thai baht. We have performed a quantitative analysis of our overall

LEAR CORPORATION

currency rate exposure as of June 28, 2014 and December 31, 2013. As of June 28, 2014, the potential adverse earnings impact related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies to which it is exposed for a twelve-month period is approximately ($32) million. The potential earnings benefit related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies to which it is exposed for a twelve-month period is approximately $13 million.

As of June 28, 2014, foreign exchange contracts representing $913 million of notional amount were outstanding with maturities of less than eighteen months. As of June 28, 2014, the fair value of these contracts was approximately $13 million. A 10% change in the value of the U.S. dollar relative to all other currencies to which it is exposed would result in a $27 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies to which it is exposed would result in a $28 million change in the aggregate fair value of these contracts. As of December 31, 2013, foreign exchange contracts representing $1.0 billion of notional amount were outstanding with maturities of less than eighteen months. As of December 31, 2013, the fair value of these contracts was approximately $6 million. A 10% change in the value of the U.S. dollar relative to all other currencies to which it is exposed would result in a $27 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies to which it is exposed would result in a $37 million change in the aggregate fair value of these contracts.

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

Interest Rates

Historically, we used interest rate swap and other derivative contracts to manage our exposure to fluctuations in interest rates. As of June 28, 2014 and December 31, 2013, there were no interest rate contracts outstanding. We will continue to evaluate, and may use, derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage our exposures to fluctuations in interest rates in the future.

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

Historically, we used commodity swap and other derivative contracts to reduce our exposure to fluctuations in copper prices. As of June 28, 2014 and December 31, 2013, there were no commodity swap contracts outstanding.

For further information related to the financial instruments described above, see Note 15, “Financial Instruments,” to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION

OTHER MATTERS

Legal and Environmental Matters

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of June 28, 2014, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $13 million. In addition, as of June 28, 2014, we had recorded reserves for product liability claims and environmental matters of $30 million and $5 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in this Report. For a more complete description of our outstanding material legal proceedings, see Note 13, “Legal and Other Contingencies,” to the condensed consolidated financial statements included in this Report.

Significant Accounting Policies and Critical Accounting Estimates

Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates,” and Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first half of 2014.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “forecasts” and similar expressions identify certain of these forward-looking statements. We also may provide forward-looking statements in oral statements or other written materials released to the public. All such forward-looking statements contained or incorporated in this Report or in any other public statements which address operating performance, events or developments that we expect or anticipate may occur in the future, including, without limitation, statements related to business opportunities, awarded sales contracts, sales backlog and ongoing commercial arrangements, or statements expressing views about future operating results, are forward-looking statements. Actual results may differ materially from any or all forward-looking statements made by us. Important factors, risks and uncertainties that may cause actual results to differ materially from anticipated results include, but are not limited to:

•	general economic conditions in the markets in which we operate, including changes in interest rates or currency exchange rates;

•	the financial condition and restructuring actions of our customers and suppliers;

•	changes in actual industry vehicle production levels from our current estimates;

•	fluctuations in the production of vehicles or the loss of business with respect to, or the lack of commercial success of, a vehicle model for which we are a significant supplier;

•	disruptions in the relationships with our suppliers;

•	labor disputes involving us or our significant customers or suppliers or that otherwise affect us;

•	the outcome of customer negotiations and the impact of customer-imposed price reductions;

•	the impact and timing of program launch costs and our management of new program launches;

•	the costs, timing and success of restructuring actions;

•	increases in our warranty, product liability or recall costs;

•	risks associated with conducting business in foreign countries;

•	the impact of regulations on our foreign operations;

•	the operational and financial success of our joint ventures;

•	competitive conditions impacting us and our key customers and suppliers;

•	disruptions to our information technology systems, including those related to cybersecurity;

LEAR CORPORATION

•	the cost and availability of raw materials, energy, commodities and product components and our ability to mitigate such costs;

•	the outcome of legal or regulatory proceedings to which we are or may become a party;

•	the impact of pending legislation and regulations or changes in existing federal, state, local or foreign laws or regulations;

•	unanticipated changes in cash flow, including our ability to align our vendor payment terms with those of our customers;

•	limitations imposed by our existing indebtedness and our ability to access capital markets on commercially reasonable terms;

•	impairment charges initiated by adverse industry or market developments;

•	our ability to execute our strategic objectives;

•	changes in discount rates and the actual return on pension assets;

•	costs associated with compliance with environmental laws and regulations;

•	the impact of new regulations related to conflict minerals;

•	developments or assertions by or against us relating to intellectual property rights;

•	our ability to utilize our net operating loss, capital loss and tax credit carryforwards;

•	global sovereign fiscal matters and creditworthiness, including potential defaults and the related impacts on economic activity, including the possible effects on credit markets, currency values, monetary unions, international treaties and fiscal policies; and

•	other risks described in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in this Report, and our other Securities and Exchange Commission filings.

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

(b)	Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 28, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in this Report. For a description of our outstanding material legal proceedings, see Note 13, “Legal and Other Contingencies,” to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION

ITEM 1A — RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, except to supplement and update those risk factors as follows:

•	Our failure to execute our strategic objectives could adversely affect our financial performance.

Our financial performance depends, in part, on our ability to successfully execute our strategic objectives. Our strategy is to achieve profitable growth, balancing risks and returns. Key elements of this strategy include profitable growth and diversification of our sales globally and by customer and vehicle type, the continued expansion of our component capability in emerging and low-cost markets and the pursuit of complementary acquisitions to strengthen and grow both of our business segments, while maintaining a strong balance sheet with investment grade credit metrics and consistently returning cash to shareholders. Various factors, including the industry environment and the other matters described herein and in Part II — Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “— Forward-Looking Statements,” could adversely affect our ability to execute our strategic objectives. For our investment opportunities, this includes our failure to identify suitable opportunities for organic growth and/or acquisitions, our inability to successfully complete such acquisitions or development opportunities, or our inability to successfully integrate or utilize the investments in our operations. Our failure to execute our strategic objectives could adversely affect our financial condition, operating results and cash flows. Moreover, there can be no assurances that, even if implemented, our strategic objectives will be successful.

•	A disruption in our information technology systems, including those related to cybersecurity, could adversely affect our financial performance.

We rely on the accuracy, capacity and security of our information technology systems. Despite the security measures that we have implemented, including those related to cybersecurity, our systems could be breached or damaged by computer viruses, natural or man-made incidents or disasters or unauthorized physical or electronic access. A breach could result in business disruption, theft of our intellectual property, trade secrets or customer information and unauthorized access to personnel information. To the extent that our business is interrupted or data is lost, destroyed or inappropriately used or disclosed, such disruptions could adversely affect our competitive position, relationships with our customers, financial condition, operating results and cash flows. In addition, we may be required to incur significant costs to protect against the damage caused by these disruptions or security breaches in the future.

LEAR CORPORATION

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As discussed in Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capitalization — Common Stock Share Repurchase Program,” and Note 12, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report, our accelerated stock repurchase (“ASR”) program ended in the second quarter of 2014. Inclusive of the ASR transaction, we have a remaining repurchase authorization of $594.0 million under our ongoing common stock share repurchase program. A summary of the shares of our common stock repurchased during the quarter ended June 28, 2014, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (1)
March 30, 2014 through May 3, 2014	100,232	$83.59	100,232	$686.1	(1)
May 4, 2014 through May 31, 2014	585,100	85.56	585,100	$636.1
June 1, 2014 through June 28, 2014	467,500	89.92	467,500	$594.0

Total	1,152,832	$87.16	1,152,832	$594.0	(2)

(1)	Reflects the two-year common stock share repurchase authorization of $750 million, which commenced immediately following the completion of the ASR program referred to above.
(2)	Remaining authorization as of the date of this Report and inclusive of the settlement of the ASR transaction.

ITEM 6 — EXHIBITS

The exhibits listed on the “Index to Exhibits” on page 48 are filed with this Form 10-Q or incorporated by reference as set forth below.

LEAR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated: July 25, 2014	By:	/s/ Matthew J. Simoncini
Matthew J. Simoncini
President and Chief Executive Officer

	By:	/s/ Jeffrey H. Vanneste
Jeffrey H. Vanneste
Senior Vice President and Chief Financial Officer

LEAR CORPORATION

Index to Exhibits

Exhibit Number	Exhibit

10.1*	Lear Corporation Annual Incentive Plan (Amended and Restated as of January 1, 2014) (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 1, 2014).

** 31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

** 31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

** 32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document.

***101.SCH	XBRL Taxonomy Extension Schema Document.

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Compensatory plan or arrangement.
**	Filed herewith.
***	Submitted electronically with the Report.