Form 10-Q
period 2014-09-27
LEAR CORP
filed 2014-10-24
CIK 842162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
 _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 001-11311

_______________________________________
LEAR CORPORATION
(Exact name of registrant as specified in its charter)

_______________________________________

Delaware	13-3386776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21557 Telegraph Road, Southfield, MI	48033
(Address of principal executive offices)	(Zip code)
(248) 447-1500
(Registrant’s telephone number, including area code)
_______________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of October 22, 2014, the number of shares outstanding of the registrant’s common stock was 79,255,325 shares.

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 27, 2014

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

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 27, 2014 (1)	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$872.7	$1,137.7
Accounts receivable	2,843.0	2,278.3
Inventories	899.1	818.7
Other	718.2	687.8
Total current assets	5,333.0	4,922.5
LONG-TERM ASSETS:
Property, plant and equipment, net	1,614.4	1,587.2
Goodwill	740.2	757.2
Other	1,003.6	1,064.0
Total long-term assets	3,358.2	3,408.4
Total assets	$8,691.2	$8,330.9
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and drafts	$2,614.6	$2,438.7
Accrued liabilities	1,336.3	1,140.4
Total current liabilities	3,950.9	3,579.1
LONG-TERM LIABILITIES:
Long-term debt	1,068.7	1,057.1
Other	515.8	545.2
Total long-term liabilities	1,584.5	1,602.3
EQUITY:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 88,169,235 and 88,062,341 shares issued as of September 27, 2014 and December 31, 2013, respectively	0.9	0.9
Additional paid-in capital, including warrants to purchase common stock	1,613.2	1,652.9
Common stock held in treasury, 8,920,774 and 7,311,037 shares as of September 27, 2014 and December 31, 2013, respectively, at cost	(544.9)	(362.1)
Retained earnings	2,280.2	1,920.3
Accumulated other comprehensive loss	(267.5)	(166.1)
Lear Corporation stockholders’ equity	3,081.9	3,045.9
Noncontrolling interests	73.9	103.6
Equity	3,155.8	3,149.5
Total liabilities and equity	$8,691.2	$8,330.9

(1)	Unaudited.
The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales	$4,232.7	$3,917.7	$13,177.6	$11,977.9
Cost of sales	3,871.5	3,587.5	12,076.8	10,997.6
Selling, general and administrative expenses	128.1	128.6	402.8	386.1
Amortization of intangible assets	8.6	8.6	25.4	25.8
Interest expense	15.7	17.5	47.1	51.6
Other expense, net	11.1	16.8	57.1	37.8
Consolidated income before provision for income taxes and equity in net income of affiliates	197.7	158.7	568.4	479.0
Provision for income taxes	57.6	51.2	163.1	130.2
Equity in net income of affiliates	(7.8)	(9.2)	(29.0)	(27.1)
Consolidated net income	147.9	116.7	434.3	375.9
Less: Net income attributable to noncontrolling interests	7.8	3.9	23.7	17.3
Net income attributable to Lear	$140.1	$112.8	$410.6	$358.6

Basic net income per share attributable to Lear	$1.75	$1.40	$5.09	$4.14

Diluted net income per share attributable to Lear	$1.72	$1.38	$5.01	$4.09

Average common shares outstanding	79,974,811	80,674,338	80,652,376	86,609,304

Average diluted shares outstanding	81,403,225	81,754,163	82,027,127	87,650,438

Consolidated comprehensive income (Note 13)	$50.9	$148.3	$332.2	$356.7
Less: Comprehensive income attributable to noncontrolling interests	9.2	4.1	23.0	18.2
Comprehensive income attributable to Lear	$41.7	$144.2	$309.2	$338.5
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended
	September 27, 2014	September 28, 2013
Cash Flows from Operating Activities:
Consolidated net income	$434.3	$375.9
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	232.6	208.3
Net change in recoverable customer engineering, development and tooling	(4.4)	(17.2)
Net change in working capital items (see below)	(321.7)	(157.7)
Other, net	70.9	20.3
Net cash provided by operating activities	411.7	429.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(280.8)	(329.2)
Insurance proceeds	—	7.1
Other, net	(9.0)	40.7
Net cash used in investing activities	(289.8)	(281.4)
Cash Flows from Financing Activities:
Proceeds from the issuance of senior notes	325.0	500.0
Repurchase of senior notes	(327.1)	(72.1)
Payment of debt issuance and other financing costs	(3.8)	(13.4)
Repurchase of common stock	(259.4)	(1,000.1)
Dividends paid to Lear Corporation stockholders	(49.6)	(44.8)
Dividends paid to noncontrolling interests	(17.5)	(33.4)
Other, net	(39.2)	(9.7)
Net cash used in financing activities	(371.6)	(673.5)
Effect of foreign currency translation	(15.3)	7.1
Net Change in Cash and Cash Equivalents	(265.0)	(518.2)
Cash and Cash Equivalents as of Beginning of Period	1,137.7	1,402.2
Cash and Cash Equivalents as of End of Period	$872.7	$884.0
Changes in Working Capital Items:
Accounts receivable	$(652.7)	$(567.3)
Inventories	(111.9)	(121.8)
Accounts payable	259.1	320.1
Accrued liabilities and other	183.8	211.3
Net change in working capital items	$(321.7)	$(157.7)
Supplementary Disclosure:
Cash paid for interest	$68.6	$63.3
Cash paid for income taxes, net of refunds received	$133.1	$121.4
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

Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended September 27, 2014.

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

(2) Acquisition
On August 27, 2014, the Company signed a definitive agreement to acquire Everett Smith Group Ltd., the parent of Eagle Ottawa, LLC (“Eagle Ottawa”), a supplier of leather for the automotive industry. Eagle Ottawa is a privately-held company based in Auburn Hills, Michigan. The transaction has a value of approximately $850 million on a cash and debt free basis. The closing of the transaction is expected to occur in the first quarter of 2015 and is subject to customary conditions, including regulatory approval.

(3) Restructuring
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

In the first nine months of 2014, the Company recorded charges of $86.6 million in connection with its restructuring actions. These charges consist of $71.4 million recorded as cost of sales, $14.2 million recorded as selling, general and administrative expenses and $1.0 million recorded as other expense. The restructuring charges consist of employee termination benefits of $72.9 million, asset impairment charges of $0.1 million and contract termination costs of $0.3 million, as well as other related costs of $13.3 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and/or equipment with carrying values of $0.1 million in excess of related estimated fair values. The Company expects to incur approximately $34 million of additional restructuring costs related to activities initiated as of September 27, 2014, and expects that the components of such costs will be consistent with its historical experience. Any future restructuring actions will depend upon market conditions, customer actions and other factors.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of 2014 activity is shown below (in millions):

			Utilization
	Accrual as of January 1, 2014	2014 Charges	Cash	Non-cash	Accrual as of September 27, 2014
Employee termination benefits	$38.7	$72.9	$(71.0)	$—	$40.6
Asset impairment charges	—	0.1	—	(0.1)	—
Contract termination costs	5.6	0.3	(0.8)	—	5.1
Other related costs	—	13.3	(13.3)	—	—
Total	$44.3	$86.6	$(85.1)	$(0.1)	$45.7

(4) Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	September 27, 2014	December 31, 2013
Raw materials	$694.2	$633.5
Work-in-process	50.5	45.8
Finished goods	154.4	139.4
Inventories	$899.1	$818.7

(5) Pre-Production Costs Related to Long-Term Supply Agreements
The Company incurs pre-production engineering and development (“E&D”) and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production E&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the Company does not have a non-cancelable right to use the tooling. During the first nine months of 2014 and 2013, the Company capitalized $143.0 million and $139.8 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During the first nine months of 2014 and 2013, the Company also capitalized $118.2 million and $164.3 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets. During the first nine months of 2014 and 2013, the Company collected $247.2 million and $296.5 million, respectively, of cash related to E&D and tooling costs.

The classification of recoverable customer E&D and tooling costs related to long-term supply agreements is shown below (in millions):

	September 27, 2014	December 31, 2013
Current	$138.2	$134.2
Long-term	47.9	52.9
Recoverable customer E&D and tooling	$186.1	$187.1

(6) Long-Term Assets

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of property, plant and equipment is shown below (in millions):

	September 27, 2014	December 31, 2013
Land	$111.4	$113.4
Buildings and improvements	538.6	532.0
Machinery and equipment	1,835.0	1,645.0
Construction in progress	141.9	155.2
Total property, plant and equipment	2,626.9	2,445.6
Less – accumulated depreciation	(1,012.5)	(858.4)
Property, plant and equipment, net	$1,614.4	$1,587.2

Depreciation expense was $71.3 million and $64.4 million for the three months ended September 27, 2014 and September 28, 2013, respectively, and $207.2 million and $182.5 million for the nine months ended September 27, 2014 and September 28, 2013, respectively.

The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with GAAP. If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. The Company does not believe that there were any indicators that would have resulted in long-lived asset impairment charges as of September 27, 2014. The Company will, however, continue to assess the impact of any significant industry events and long-term automotive production estimates on the realization of its long-lived assets.

In the first nine months of 2014 and 2013, the Company recognized fixed asset impairment charges of $0.1 million and $4.6 million, respectively, in conjunction with its restructuring actions (Note 3, “Restructuring”), as well as additional fixed asset impairment charges of $0.9 million in the three and nine months ended September 27, 2014.

Investments in Affiliates
In the first quarter of 2013, the Company completed the sale of its 22.88% ownership interest in International Automotive Components Group North America, LLC for net proceeds of $49.6 million. The Company did not recognize a significant gain or loss related to this transaction.

(7) Goodwill
A summary of the changes in the carrying amount of goodwill, all of which relates to the seating segment, for the nine months ended September 27, 2014, is shown below (in millions):

Balance as of January 1, 2014	$757.2
Foreign currency translation and other	(17.0)
Balance as of September 27, 2014	$740.2

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

The Company does not believe that there were any indicators that would have resulted in goodwill impairment charges as of September 27, 2014. The Company will, however, continue to assess the impact of significant events or circumstances on its recorded goodwill.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(8) Debt
A summary of long-term debt and the related weighted average interest rates is shown below (in millions):

	September 27, 2014		December 31, 2013
	Long-Term Debt	Weighted Average Interest Rate	Long-Term Debt	Weighted Average Interest Rate
7.875% Senior Notes due 2018	$—	—	$278.8	8.00%
8.125% Senior Notes due 2020	243.7	8.25%	278.3	8.25%
4.75% Senior Notes due 2023	500.0	4.75%	500.0	4.75%
5.375% Senior Notes due 2024	325.0	5.375%	—	—
Long-term debt	$1,068.7		$1,057.1

Senior Notes
As of September 27, 2014, the Company’s long-term debt consists of $245 million in aggregate principal amount of senior unsecured notes due 2020 at a stated coupon rate of 8.125% (the “2020 Notes”), $500 million in aggregate principal amount of senior unsecured notes due 2023 at a stated coupon rate of 4.75% (the “2023 Notes”) and $325 million in aggregate principal amount of senior unsecured notes due 2024 at a stated coupon rate of 5.375% (the “2024 Notes,” and together with the 2020 Notes and 2023 Notes, the “Notes”).

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

As of September 27, 2014, the Company was in compliance with all covenants under the indentures governing the Notes.

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

Revolving Credit Facility
The Company’s amended and restated credit agreement, which matures on January 30, 2018, provides for a $1.0 billion revolving credit facility. As of September 27, 2014 and December 31, 2013, there were no borrowings outstanding under the revolving credit facility.

Advances under the revolving credit facility generally bear interest at a variable rate per annum equal to (i) the Eurocurrency Rate (as defined) plus an adjustable margin of 1.0% to 2.25% based on the Company’s corporate rating (1.5% as of September 27, 2014), payable on the last day of each applicable interest period but in no event less frequently than quarterly, or (ii) the Adjusted Base Rate (as defined) plus an adjustable margin of 0.0% to 1.25% based on the Company’s corporate rating (0.50% as of September 27, 2014), payable quarterly. A facility fee which ranges from 0.25% to 0.50% of the total amount committed under the revolving credit facility, is payable quarterly.

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

The revolving credit facility contains various customary representations, warranties and covenants by the Company, including, without limitation, (i) covenants regarding maximum leverage and minimum interest coverage, (ii) limitations on fundamental changes involving the Company or its subsidiaries and (iii) limitations on indebtedness, liens, investments and restricted payments. As of September 27, 2014, the Company was in compliance with all covenants under the agreement governing the revolving credit facility.

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
(Continued)

(9) Pension and Other Postretirement Benefit Plans

Net Periodic Pension and Other Postretirement Benefit Cost
The components of the Company’s net periodic pension benefit cost are shown below (in millions):

	Three Months Ended				Nine Months Ended
	September 27, 2014		September 28, 2013		September 27, 2014		September 28, 2013
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$0.9	$2.2	$0.8	$2.4	$2.7	$6.5	$2.2	$7.4
Interest cost	7.2	5.1	6.5	5.1	21.4	15.4	19.6	15.5
Expected return on plan assets	(9.6)	(6.9)	(8.1)	(6.2)	(28.6)	(20.4)	(24.3)	(18.9)
Amortization of actuarial (gain) loss	(0.1)	0.4	1.0	1.6	(0.2)	1.0	3.1	4.8
Settlement loss	—	—	—	—	0.1	—	—	—
Net periodic benefit cost	$(1.6)	$0.8	$0.2	$2.9	$(4.6)	$2.5	$0.6	$8.8

The components of the Company’s net periodic other postretirement benefit cost are shown below (in millions):

	Three Months Ended				Nine Months Ended
	September 27, 2014		September 28, 2013		September 27, 2014		September 28, 2013
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$0.3	$—	$0.3	$0.1	$0.7	$0.1	$0.8
Interest cost	1.0	0.5	0.9	0.7	3.0	1.5	2.7	2.3
Amortization of actuarial (gain) loss	(0.1)	(0.1)	—	0.1	(0.5)	—	(0.1)	0.3
Amortization of prior service credit	—	(0.1)	—	(0.1)	—	(0.3)	—	(0.3)
Special termination benefits	—	0.2	—	0.1	—	0.4	—	0.3
Net periodic benefit cost	$0.9	$0.8	$0.9	$1.1	$2.6	$2.3	$2.7	$3.4

Contributions
Employer contributions to the Company’s domestic and foreign pension plans for the nine months ended September 27, 2014, were $12.9 million. The Company expects contributions to its domestic and foreign pension plans of approximately $20 million in 2014. The Company may elect to make contributions in excess of minimum funding requirements in response to investment performance or changes in interest rates or when the Company believes that it is financially advantageous to do so and based on its other cash requirements.

Employer contributions to the Company’s defined contribution retirement program for its salaried employees, determined as a percentage of each covered employee’s eligible compensation, for the nine months ended September 27, 2014, were $12.5 million. The Company expects total contributions of approximately $16 million to this program in 2014.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(10) Other Expense, Net
Other expense, net includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the disposal of fixed assets and other miscellaneous income and expense. A summary of other expense, net is shown below (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Other expense	$16.4	$17.3	$63.0	$38.8
Other income	(5.3)	(0.5)	(5.9)	(1.0)
Other expense, net	$11.1	$16.8	$57.1	$37.8

For the nine months ended September 27, 2014 and September 28, 2013, other expense includes losses on the extinguishment of debt of $17.5 million and $3.6 million, respectively. See Note 8, “Debt.”

For the three and nine months ended September 27, 2014, other expense includes net foreign currency transaction losses of $10.7 million and $22.7 million, respectively. For the three and nine months ended September 28, 2013, other expense includes net foreign currency transaction losses of $10.2 million and $16.7 million, respectively.

For the three and nine months ended September 27, 2014, other income includes net gains related to transactions with affiliates of $5.2 million and $4.1 million, respectively.

(11) Income Taxes
The provision for income taxes was $57.6 million for the third quarter of 2014, representing an effective tax rate of 29.1% on pretax income before equity in net income of affiliates of $197.7 million, as compared to $51.2 million for the third quarter of 2013, representing an effective tax rate of 32.3% on pretax income before equity in net income of affiliates of $158.7 million. The provision for income taxes was $163.1 million for the nine months ended September 27, 2014, representing an effective tax rate of 28.7% on pretax income before equity in net income of affiliates of $568.4 million, as compared to $130.2 million for the nine months ended September 28, 2013, representing an effective tax rate of 27.2% on pretax income before equity in net income of affiliates of $479.0 million.

In the first nine months of 2014 and 2013, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. The provision was also impacted by a portion of the Company’s restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In the first nine months of 2014, the Company recognized tax benefits of $26.8 million related to debt redemption costs, restructuring charges and various other items and tax benefits of $13.4 million primarily related to reductions in tax reserves due to tax audit settlements and the release of valuation allowances with respect to the deferred tax assets of certain foreign subsidiaries. In the first nine months of 2013, the Company recognized net tax benefits of $22.1 million related to restructuring charges, the retroactive reinstatement of the U.S. research and development tax credit and various other items and net tax benefits of $21.7 million primarily related to net changes in valuation allowances with respect to the deferred tax assets of certain foreign subsidiaries. Excluding these items, the effective tax rate in the first nine months of 2014 and 2013 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

A summary of information used to compute basic and diluted net income per share attributable to Lear is shown below (in millions, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income attributable to Lear	$140.1	$112.8	$410.6	$358.6

Average common shares outstanding	79,974,811	80,674,338	80,652,376	86,609,304
Dilutive effect of common stock equivalents	1,428,414	1,079,825	1,374,751	1,041,134
Average diluted shares outstanding	81,403,225	81,754,163	82,027,127	87,650,438

Basic net income per share attributable to Lear	$1.75	$1.40	$5.09	$4.14
Diluted net income per share attributable to Lear	$1.72	$1.38	$5.01	$4.09

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
A summary of comprehensive income and reconciliations of equity, Lear Corporation stockholders’ equity and noncontrolling interests for the three and nine months ended September 27, 2014, are shown below (in millions):

	Three Months Ended September 27, 2014			Nine Months Ended September 27, 2014
	Equity	Lear Corporation Stockholders' Equity	Non- controlling Interests	Equity	Lear Corporation Stockholders' Equity	Non- controlling Interests
Beginning equity balance	$3,221.2	$3,145.8	$75.4	$3,149.5	$3,045.9	$103.6
Stock-based compensation transactions	14.6	14.6	—	31.2	31.2	—
Repurchase of common stock	(103.4)	(103.4)	—	(259.4)	(259.4)	—
Dividends declared to Lear Corporation stockholders	(16.8)	(16.8)	—	(50.7)	(50.7)	—
Dividends paid to noncontrolling interests	(10.7)	—	(10.7)	(17.5)	—	(17.5)
Acquisitions of noncontrolling interests	—	—	—	(18.0)	5.7	(23.7)
Sale of controlling interest	—			(11.5)	—	(11.5)
Comprehensive income:	—			—
Net income	147.9	140.1	7.8	434.3	410.6	23.7
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	—	—	—	0.1	0.1	—
Derivative instruments and hedging activities	(8.0)	(8.0)	—	(3.3)	(3.3)	—
Foreign currency translation adjustments	(89.0)	(90.4)	1.4	(98.9)	(98.2)	(0.7)
Other comprehensive income (loss)	(97.0)	(98.4)	1.4	(102.1)	(101.4)	(0.7)
Comprehensive income	50.9	41.7	9.2	332.2	309.2	23.0
Ending equity balance	$3,155.8	$3,081.9	$73.9	$3,155.8	$3,081.9	$73.9

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of changes, net of tax, in accumulated other comprehensive loss for the three and nine months ended September 27, 2014, is shown below (in millions):

	Three Months Ended September 27, 2014	Nine Months Ended September 27, 2014
Defined benefit plan adjustments:
Balance at beginning of period	$(104.4)	$(104.5)
Reclassification adjustments	—	0.1
Balance at end of period	$(104.4)	$(104.4)
Derivative instruments and hedging activities:
Balance at beginning of period	$(0.6)	$(5.3)
Reclassification adjustments	(2.3)	(5.6)
Other comprehensive income (loss) recognized during the period	(5.7)	2.3
Balance at end of period	$(8.6)	$(8.6)
Foreign currency translation adjustments:
Balance at beginning of period	$(64.1)	$(56.3)
Other comprehensive loss recognized during the period	(90.4)	(98.2)
Balance at end of period	$(154.5)	$(154.5)

Other comprehensive loss related to the Company’s defined benefit plans includes pretax reclassification adjustments of $0.1 million for the nine months ended September 27, 2014. See Note 9, “Pension and Other Postretirement Benefit Plans.” Other comprehensive loss related to the Company’s derivative instruments and hedging activities includes pretax reclassification adjustments of ($3.2) million and ($7.7) million for the three and nine months ended September 27, 2014, respectively. See Note 16, “Financial Instruments.”

For the three and nine months ended September 27, 2014, foreign currency translation adjustments are related primarily to the weakening of the Euro relative to the U.S. dollar.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of comprehensive income and reconciliations of equity, Lear Corporation stockholders’ equity and noncontrolling interests for the three and nine months ended September 28, 2013, are shown below (in millions):

	Three Months Ended September 28, 2013			Nine Months Ended September 28, 2013
	Equity	Lear Corporation Stockholders' Equity	Non- controlling Interests	Equity	Lear Corporation Stockholders' Equity	Non- controlling Interests
Beginning equity balance	$2,790.3	$2,669.3	$121.0	$3,612.2	$3,487.1	$125.1
Stock-based compensation transactions	14.2	14.2	—	36.0	36.0	—
Repurchase of common stock	—	—	—	(1,000.1)	(1,000.1)	—
Dividends declared to Lear Corporation stockholders	(14.2)	(14.2)	—	(44.8)	(44.8)	—
Dividends paid to noncontrolling interests	(18.6)	—	(18.6)	(33.4)	—	(33.4)
Acquisition of noncontrolling interests	—	—	—	(6.6)	(3.2)	(3.4)
Comprehensive income:
Net income	116.7	112.8	3.9	375.9	358.6	17.3
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	1.8	1.8	—	5.5	5.5	—
Derivative instruments and hedging activities	(5.3)	(5.3)	—	(14.1)	(14.1)	—
Foreign currency translation adjustments	35.1	34.9	0.2	(10.6)	(11.5)	0.9
Other comprehensive income (loss)	31.6	31.4	0.2	(19.2)	(20.1)	0.9
Comprehensive income	148.3	144.2	4.1	356.7	338.5	18.2
Ending equity balance	$2,920.0	$2,813.5	$106.5	$2,920.0	$2,813.5	$106.5

A summary of changes, net of tax, in accumulated other comprehensive loss for the three and nine months ended September 28, 2013, is shown below (in millions):

	Three Months Ended September 28, 2013	Nine Months Ended September 28, 2013
Defined benefit plan adjustments:
Balance at beginning of period	$(246.2)	$(249.9)
Reclassification adjustments	1.8	5.5
Balance at end of period	$(244.4)	$(244.4)
Derivative instruments and hedging activities:
Balance at beginning of period	$(6.1)	$2.7
Reclassification adjustments	(5.7)	(19.2)
Other comprehensive income recognized during the period	0.4	5.1
Balance at end of period	$(11.4)	$(11.4)
Foreign currency translation adjustments:
Balance at beginning of period	$(100.0)	$(53.6)
Other comprehensive income (loss) recognized during the period	34.9	(11.5)
Balance at end of period	$(65.1)	$(65.1)

Other comprehensive loss related to the Company’s defined benefit plans includes pretax reclassification adjustments of $2.6 million and $7.8 million for the three and nine months ended September 28, 2013, respectively. See Note 9, “Pension and Other Postretirement Benefit Plans.” Other comprehensive loss related to the Company’s derivative instruments and hedging activities includes pretax reclassification adjustments of $8.3 million and $27.1 million for three and nine months ended September 28, 2013, respectively. See Note 16, “Financial Instruments.”

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

For the three and nine months ended September 28, 2013, foreign currency translation adjustments are related primarily to the strengthening of the Euro relative to the U.S. dollar.

Lear Corporation Stockholders’ Equity

Common Stock Share Repurchase Program
On April 25, 2013, the Company entered into an accelerated stock repurchase (“ASR”) agreement with a third-party financial institution to repurchase $800 million of the Company's common stock. In the second quarter of 2013, the Company paid $800 million to the financial institution, using cash on-hand, and received an initial delivery of 11,862,836 shares. This initial share delivery represented 80% of the ASR transaction’s value at the then-current price of $53.95 per share. These shares have been included in common stock held in treasury as of the applicable delivery date. The ultimate number of shares repurchased and the final price paid per share under the ASR transaction was determined based on the daily volume weighted average price of the Company’s common stock during the term of the ASR agreement, less an agreed upon discount. On March 31, 2014, the ASR agreement ended, and the initial delivery of 11,862,836 shares under the ASR transaction exceeded the ultimate number of shares repurchased by 658,903 shares. Under the terms of the ASR agreement, the Company had the contractual right to deliver either shares or cash equal to the value of those shares to the financial institution. The Company elected to settle the ASR transaction in cash and as a result, paid $55.5 million in the second quarter of 2014. Inclusive of the settlement, 11,862,836 shares were repurchased under the ASR transaction for $855.5 million, or an average price of $72.11 per share.

In the first nine months of 2014, the Company paid $259.4 million in aggregate for repurchases of its common stock, including $203.9 million of open market repurchases (2,181,095 shares at an average purchase price of $93.47 per share, excluding commissions) and $55.5 million to settle the ASR transaction. The Company has a remaining repurchase authorization of $490.6 million under its ongoing common stock share repurchase program, which will expire in April 2016. The Company may implement these share repurchases through a variety of methods, including open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which the Company will repurchase its outstanding common stock and the timing of such repurchases will depend upon its financial condition, prevailing market conditions, alternative uses of capital and other factors. In addition, the Company’s amended and restated credit facility and the indenture governing the 2020 Notes place certain limitations on the Company’s ability to repurchase its common shares.

As of the date of this Report, the Company has paid $1.8 billion in aggregate for repurchases of its outstanding common stock, at an average price of $60.21 per share excluding commissions and related fees, since the first quarter of 2011.

In addition to shares repurchased under the Company’s common stock share repurchase program described above, the Company classified shares withheld from the settlement of the Company’s restricted stock unit and performance share awards to cover minimum tax withholding requirements as common stock held in treasury in the accompanying condensed consolidated balance sheets as of September 27, 2014 and December 31, 2013.

Quarterly Dividend
In the first nine months of 2014 and 2013, the Company’s Board of Directors declared quarterly cash dividends of $0.20 and $0.17 per share of common stock, respectively. In the first nine months of 2014, dividends declared totaled $50.7 million, and dividends paid totaled $49.6 million. In the first nine months of 2013, dividends declared and paid totaled $44.8 million. Dividends payable on common shares to be distributed under the Company’s stock-based compensation program and common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings will be paid when such common shares are distributed.

Noncontrolling Interests
In the first nine months of 2014 and 2013, the Company acquired noncontrolling interests in certain of its consolidated subsidiaries. In the second quarter of 2014, the Company sold its controlling interest in a less than wholly owned consolidated subsidiary. There was no significant gain or loss recognized in connection with this transaction.

(14) Legal and Other Contingencies
As of September 27, 2014 and December 31, 2013, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $10.2 million and $17.5 million, respectively. Such reserves reflect amounts

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

recognized in accordance with GAAP and typically exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.

On October 5, 2011, a plaintiff filed a putative class action complaint in the United States District Court for the Eastern District of Michigan against the Company and several other global suppliers of automotive wire harnesses alleging violations of federal and state antitrust and related laws. Plaintiffs purport to be direct and indirect purchasers of automotive wire harnesses supplied by the Company and/or the other defendants during the relevant period. The complaints allege that the defendants conspired to fix prices at which automotive wire harnesses were sold and that this had an anticompetitive effect upon interstate commerce in the United States. The complaints further allege that defendants fraudulently concealed their alleged conspiracy. The plaintiffs in these proceedings seek injunctive relief and recovery of an unspecified amount of damages, as well as costs and expenses relating to the proceedings, including attorneys' fees. On February 7, 2012, the Judicial Panel on Multidistrict Litigation entered an order transferring and coordinating the various civil actions (the “Consolidated Cases”), for pretrial purposes, into one proceeding in the United States District Court for the Eastern District of Michigan (the “District Court”).

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

On February 20, 2014, the City of Richmond, California filed a putative class action lawsuit in the District Court on behalf of itself and other “Public Entities,” comprising states, state subdivisions, agencies and instrumentalities and local government subdivisions and agencies, and amended their complaint on October 3, 2014 (the “Public Entities Complaint”). The allegations in the Public Entities Complaint are substantially similar to those in the Consolidated Cases. The Public Entities dismissed the Company, without prejudice, from the Public Entities' lawsuit on October 9, 2014.

Beginning in early 2012, putative class action complaints were filed in the Superior Courts of Justice in Ontario, Quebec and British Columbia against the Company and several other global suppliers of automotive wire harnesses alleging violations of Canadian laws related to competition (the “Canadian Complaints”). The allegations in the Canadian Complaints are substantially similar to those in the Consolidated Cases. The ultimate outcome of this litigation, and consequently, an estimate of the possible loss, if any, related to the Canadian Complaints cannot reasonably be determined at this time. However, the Company believes the plaintiffs’ allegations against it are without merit and intends to continue to vigorously defend itself in these proceedings.

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

A summary of the changes in reserves for product liability and warranty claims for the nine months ended September 27, 2014, is shown below (in millions):

Balance as of January 1, 2014	$28.3
Expense, net (including changes in estimates)	5.2
Settlements	(6.7)
Foreign currency translation and other	(0.5)
Balance as of September 27, 2014	$26.3

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

As of September 27, 2014 and December 31, 2013, the Company had recorded environmental reserves of $4.8 million and $5.0 million, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Insurance Recoveries
The Company has incurred losses and incremental costs related to the destruction of assets caused by a fire at one of its European production facilities in the third quarter of 2011. During the fourth quarter of 2012, the Company reached a settlement for the recovery of such costs under applicable insurance policies. In connection with this event, the Company incurred losses and incremental costs of $7.3 million in the nine months ended September 28, 2013. In addition, the Company received cash proceeds of $10.0 million, of which $2.9 million has been reflected in cash flows from operating activities and $7.1 million has been reflected in cash flows from investing activities, in the first nine months of 2013. For further information on cumulative losses and incremental costs incurred and recoveries received in connection with this event, see Note 11, “Commitments and Contingencies,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

	Three Months Ended September 27, 2014
	Seating	Electrical	Other	Consolidated
Revenues from external customers	$3,188.4	$1,044.3	$—	$4,232.7
Segment earnings (1)	154.9	136.7	(67.1)	224.5
Depreciation and amortization	50.8	27.1	2.0	79.9
Capital expenditures	63.3	24.8	3.6	91.7
Total assets	5,223.9	1,702.9	1,764.4	8,691.2

	Three Months Ended September 28, 2013
	Seating	Electrical	Other	Consolidated
Revenues from external customers	$2,891.7	$1,026.0	$—	$3,917.7
Segment earnings (1)	142.8	111.6	(61.4)	193.0
Depreciation and amortization	46.7	24.1	2.1	72.9
Capital expenditures	67.3	33.9	1.6	102.8
Total assets	4,862.5	1,728.9	1,872.8	8,464.2

	Nine Months Ended September 27, 2014
	Seating	Electrical	Other	Consolidated
Revenues from external customers	$9,857.9	$3,319.7	$—	$13,177.6
Segment earnings (1)	471.3	413.3	(212.0)	672.6
Depreciation and amortization	148.7	78.0	5.9	232.6
Capital expenditures	192.8	82.2	5.8	280.8
Total assets	5,223.9	1,702.9	1,764.4	8,691.2

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Nine Months Ended September 28, 2013
	Seating	Electrical	Other	Consolidated
Revenues from external customers	$8,872.6	$3,105.3	$—	$11,977.9
Segment earnings (1)	450.7	295.5	(177.8)	568.4
Depreciation and amortization	133.4	69.2	5.7	208.3
Capital expenditures	214.8	107.4	7.0	329.2
Total assets	4,862.5	1,728.9	1,872.8	8,464.2

(1)	See definition above.

For the three months ended September 27, 2014, segment earnings include restructuring charges of $17.0 million, $2.5 million and $1.5 million in the seating and electrical segments and in the other category, respectively. For the nine months ended September 27, 2014, segment earnings include restructuring charges of $68.8 million, $7.3 million and $10.5 million in the seating and electrical segments and in the other category, respectively. For the three months ended September 28, 2013, segment earnings include restructuring charges of $10.9 million, $0.6 million and $0.2 million in the seating and electrical segments and in the other category, respectively. For the nine months ended September 28, 2013, segment earnings include restructuring charges of $29.8 million, $7.8 million and $5.3 million in the seating and electrical segments and in the other category, respectively. See Note 3, “Restructuring.”

A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Segment earnings	$224.5	$193.0	$672.6	$568.4
Interest expense	15.7	17.5	47.1	51.6
Other expense, net	11.1	16.8	57.1	37.8
Consolidated income before provision for income taxes and equity in net income of affiliates	$197.7	$158.7	$568.4	$479.0

(16) Financial Instruments
The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to the quoted market prices of these securities (Level 2 input based on the GAAP fair value hierarchy). As of September 27, 2014, the aggregate carrying value of the Company’s Notes was $1,068.7 million, as compared to an estimated aggregate fair value of $1,087.5 million. As of December 31, 2013, the aggregate carrying value of the Notes was $1,057.1 million, as compared to an estimated aggregate fair value of $1,077.1 million.

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

Foreign Exchange
The Company uses forwards, swaps and other derivative contracts to reduce the effects of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce exposure to fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, various European currencies, the Canadian dollar, the Thai baht and the Brazilian

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

real. As of September 27, 2014 and December 31, 2013, contracts designated as cash flow hedges with $729.5 million and $917.4 million, respectively, of notional amount were outstanding with maturities of less than eighteen months. As of September 27, 2014 and December 31, 2013, the fair value of these contracts was approximately $2.6 million and $6.5 million, respectively. As of September 27, 2014 and December 31, 2013, other foreign currency derivative contracts that did not qualify for hedge accounting with $144.5 million and $149.2 million, respectively, of notional amount were outstanding. These foreign currency derivative contracts consist principally of hedges of cash transactions of up to twelve months, hedges of intercompany loans and hedges of certain other balance sheet exposures. As of September 27, 2014 and December 31, 2013, the fair value of these contracts was approximately $1.8 million and ($0.1) million, respectively.

The fair value of outstanding foreign currency derivative contracts and the related classification in the accompanying condensed consolidated balance sheets as of September 27, 2014 and December 31, 2013, are shown below (in millions):

	September 27, 2014	December 31, 2013
Contracts qualifying for hedge accounting:
Other current assets	$9.6	$12.4
Other long-term assets	0.7	0.7
Other current liabilities	(6.6)	(6.5)
Other long-term liabilities	(1.1)	(0.1)
	2.6	6.5
Contracts not qualifying for hedge accounting:
Other current assets	2.3	0.4
Other current liabilities	(0.5)	(0.5)
	1.8	(0.1)
	$4.4	$6.4

Pretax amounts related to foreign currency derivative contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Contracts qualifying for hedge accounting:
Gains (losses) recognized in accumulated other comprehensive loss	$(7.7)	$1.0	$2.8	$7.4
Gains reclassified from accumulated other comprehensive loss	(3.2)	(8.3)	(7.7)	(27.1)
Comprehensive loss	$(10.9)	$(7.3)	$(4.9)	$(19.7)

For the three and nine months ended September 27, 2014, net sales includes gains of $0.1 million and $0.7 million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts. For the three and nine months ended September 27, 2014, cost of sales includes gains of $3.1 million and $7.0 million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts. For the three and nine months ended September 28, 2013, net sales includes gains of $1.3 million and $2.7 million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts. For the three and nine months ended September 28, 2013, cost of sales includes gains of $7.0 million and $24.4 million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts.

Interest Rate
Historically, the Company used interest rate swap and other derivative contracts to manage its exposure to fluctuations in interest rates. As of September 27, 2014 and December 31, 2013, there were no interest rate contracts outstanding. The Company will continue to evaluate, and may use, derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage its exposures to fluctuations in interest rates in the future.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Commodity Prices
Historically, the Company used commodity swap and other derivative contracts to reduce its exposure to fluctuations in certain commodity prices. These derivative instruments were utilized to hedge forecasted inventory purchases, and to the extent that they met hedge accounting criteria, they were accounted for as cash flow hedges. Commodity swap contracts that were not accounted for as cash flow hedges were marked to market with changes in fair value recognized immediately in the accompanying condensed consolidated statements of comprehensive income. As of September 27, 2014 and December 31, 2013, there were no commodity swap contracts outstanding.

As of September 27, 2014 and December 31, 2013, pretax net gains of approximately $2.6 million and $6.5 million, respectively, related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. During the next twelve month period, the Company expects to reclassify into earnings net gains of approximately $3.0 million recorded in accumulated other comprehensive loss as of September 27, 2014. Such gains will be reclassified at the time that the underlying hedged transactions are realized. During the three and nine months ended September 27, 2014 and September 28, 2013, amounts recognized in the accompanying condensed consolidated statements of comprehensive income related to changes in the fair value of cash flow and fair value hedges excluded from the Company’s effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.

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

Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of September 27, 2014 and December 31, 2013, are shown below (in millions):

	September 27, 2014
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts, net	Recurring	$4.4	Market/Income	$—	$4.4	$—

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	December 31, 2013
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts, net	Recurring	$6.4	Market/Income	$—	$6.4	$—

The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. To estimate this credit spread, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of September 27, 2014 and December 31, 2013, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy during the first nine months of 2014.

Items Measured at Fair Value on a Non-Recurring Basis
The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. As of September 27, 2014, there were no significant assets or liabilities measured at fair value on a non-recurring basis.

For further information on assets measured at fair value on a non-recurring basis, see Note 3, “Restructuring.”

(17) Accounting Pronouncements

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

Presentation of Unrecognized Tax Benefits
The FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which amends ASC 740, “Income Taxes.” This ASU requires that a liability related to an unrecognized tax benefit be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if certain criteria are met. The provisions of this update were effective as of January 1, 2014, and are reflected in the accompanying condensed consolidated balance sheet as of September 27, 2014. The effects of adoption were not significant.

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Going Concern
The FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern,” which will require management to make a going concern assessment for 24 months after the financial statement date. Previously this assessment was made by the external auditors. The provisions of this update are effective as of January 1, 2017 and are not expected to significantly impact the Company.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements

	September 27, 2014
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$291.7	$0.1	$580.9	$—	$872.7
Accounts receivable	70.1	635.0	2,137.9	—	2,843.0
Inventories	2.8	343.5	552.8	—	899.1
Other	158.1	64.9	495.2	—	718.2
Total current assets	522.7	1,043.5	3,766.8	—	5,333.0
LONG-TERM ASSETS:
Property, plant and equipment, net	94.7	321.7	1,198.0	—	1,614.4
Goodwill	23.5	401.0	315.7	—	740.2
Investments in subsidiaries	1,840.2	1,891.2	—	(3,731.4)	—
Intercompany accounts, net	1,394.2	—	—	(1,394.2)	—
Other	596.7	56.4	350.5	—	1,003.6
Total long-term assets	3,949.3	2,670.3	1,864.2	(5,125.6)	3,358.2
Total assets	$4,472.0	$3,713.8	$5,631.0	$(5,125.6)	$8,691.2
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and drafts	$93.8	$742.2	$1,778.6	$—	$2,614.6
Accrued liabilities	110.1	205.4	1,020.8	—	1,336.3
Total current liabilities	203.9	947.6	2,799.4	—	3,950.9
LONG-TERM LIABILITIES:
Long-term debt	1,068.7	—	—	—	1,068.7
Intercompany accounts, net	—	762.2	632.0	(1,394.2)	—
Other	117.5	142.1	256.2	—	515.8
Total long-term liabilities	1,186.2	904.3	888.2	(1,394.2)	1,584.5
EQUITY:
Lear Corporation stockholders’ equity	3,081.9	1,861.9	1,869.5	(3,731.4)	3,081.9
Noncontrolling interests	—	—	73.9	—	73.9
Equity	3,081.9	1,861.9	1,943.4	(3,731.4)	3,155.8
Total liabilities and equity	$4,472.0	$3,713.8	$5,631.0	$(5,125.6)	$8,691.2

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	For the Three Months Ended September 27, 2014
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$120.5	$1,802.7	$3,503.3	$(1,193.8)	$4,232.7
Cost of sales	147.8	1,660.7	3,256.8	(1,193.8)	3,871.5
Selling, general and administrative expenses	35.0	26.9	66.2	—	128.1
Intercompany operating (income) expense, net	(52.5)	42.6	9.9	—	—
Amortization of intangible assets	0.5	1.2	6.9	—	8.6
Interest expense	10.6	6.6	(1.5)	—	15.7
Other expense, net	0.9	0.4	9.8	—	11.1
Consolidated income before income taxes and equity in net income of affiliates and subsidiaries	(21.8)	64.3	155.2	—	197.7
Provision for income taxes	(8.1)	27.0	38.7	—	57.6
Equity in net income of affiliates	0.1	(0.5)	(7.4)	—	(7.8)
Equity in net income of subsidiaries	(153.9)	(84.8)	—	238.7	—
Consolidated net income	140.1	122.6	123.9	(238.7)	147.9
Less: Net income attributable to noncontrolling interests	—	—	7.8	—	7.8
Net income attributable to Lear	$140.1	$122.6	$116.1	$(238.7)	$140.1

Consolidated comprehensive income	$41.7	$113.9	$35.5	$(140.2)	$50.9
Less: Comprehensive income attributable to noncontrolling interests	—	—	9.2	—	9.2
Comprehensive income attributable to Lear	$41.7	$113.9	$26.3	$(140.2)	$41.7

	For the Three Months Ended September 28, 2013
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$105.2	$1,557.8	$3,351.6	$(1,096.9)	$3,917.7
Cost of sales	132.6	1,411.2	3,140.6	(1,096.9)	3,587.5
Selling, general and administrative expenses	43.0	17.3	68.3	—	128.6
Intercompany operating (income) expense, net	(45.5)	33.6	11.9	—	—
Amortization of intangible assets	0.5	1.2	6.9	—	8.6
Interest expense	11.9	6.0	(0.4)	—	17.5
Other expense, net	0.6	0.2	16.0	—	16.8
Consolidated income before income taxes and equity in net income of affiliates and subsidiaries	(37.9)	88.3	108.3	—	158.7
Provision for income taxes	(11.2)	31.7	30.7	—	51.2
Equity in net income of affiliates	(0.1)	(0.3)	(8.8)	—	(9.2)
Equity in net income of subsidiaries	(139.4)	(37.0)	—	176.4	—
Consolidated net income	112.8	93.9	86.4	(176.4)	116.7
Less: Net income attributable to noncontrolling interests	—	—	3.9	—	3.9
Net income attributable to Lear	$112.8	$93.9	$82.5	$(176.4)	$112.8

Consolidated comprehensive income	$144.2	$88.9	$122.8	$(207.6)	$148.3
Less: Comprehensive income attributable to noncontrolling interests	—	—	4.1	—	4.1
Comprehensive income attributable to Lear	$144.2	$88.9	$118.7	$(207.6)	$144.2

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	For the Nine Months Ended September 27, 2014
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$351.3	$5,252.5	$11,189.0	$(3,615.2)	$13,177.6
Cost of sales	443.2	4,842.8	10,406.0	(3,615.2)	12,076.8
Selling, general and administrative expenses	125.9	71.4	205.5	—	402.8
Intercompany operating (income) expense, net	(241.0)	122.2	118.8	—	—
Amortization of intangible assets	1.3	3.6	20.5	—	25.4
Interest expense	34.8	17.8	(5.5)	—	47.1
Other expense, net	20.8	0.8	35.5	—	57.1
Consolidated income before income taxes and equity in net income of affiliates and subsidiaries	(33.7)	193.9	408.2	—	568.4
Provision for income taxes	(13.4)	80.1	96.4	—	163.1
Equity in net income of affiliates	0.7	(1.0)	(28.7)	—	(29.0)
Equity in net income of subsidiaries	(431.6)	(217.8)	—	649.4	—
Consolidated net income	410.6	332.6	340.5	(649.4)	434.3
Less: Net income attributable to noncontrolling interests	—	—	23.7	—	23.7
Net income attributable to Lear	$410.6	$332.6	$316.8	$(649.4)	$410.6

Consolidated comprehensive income	$309.2	$328.9	$241.9	$(547.8)	$332.2
Less: Comprehensive income attributable to noncontrolling interests	—	—	23.0	—	23.0
Comprehensive income attributable to Lear	$309.2	$328.9	$218.9	$(547.8)	$309.2

	For the Nine Months Ended September 28, 2013
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$352.4	$4,701.3	$10,326.7	$(3,402.5)	$11,977.9
Cost of sales	429.9	4,277.4	9,692.8	(3,402.5)	10,997.6
Selling, general and administrative expenses	121.7	49.2	215.2	—	386.1
Intercompany operating (income) expense, net	(169.9)	98.0	71.9	—	—
Amortization of intangible assets	1.3	3.6	20.9	—	25.8
Interest expense	36.0	18.1	(2.5)	—	51.6
Other expense, net	6.8	1.0	30.0	—	37.8
Consolidated income before income taxes and equity in net income of affiliates and subsidiaries	(73.4)	254.0	298.4	—	479.0
Provision for income taxes	(23.6)	92.3	61.5	—	130.2
Equity in net income of affiliates	(0.8)	(0.4)	(25.9)	—	(27.1)
Equity in net income of subsidiaries	(407.6)	(122.9)	—	530.5	—
Consolidated net income	358.6	285.0	262.8	(530.5)	375.9
Less: Net income attributable to noncontrolling interests	—	—	17.3	—	17.3
Net income attributable to Lear	$358.6	$285.0	$245.5	$(530.5)	$358.6

Consolidated comprehensive income	$338.5	$273.0	$254.7	$(509.5)	$356.7
Less: Comprehensive income attributable to noncontrolling interests	—	—	18.2	—	18.2
Comprehensive income attributable to Lear	$338.5	$273.0	$236.5	$(509.5)	$338.5

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	For the Nine Months Ended September 27, 2014
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net cash provided by operating activities	$28.4	$44.6	$338.7	$—	$411.7
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(10.0)	(57.2)	(213.6)	—	(280.8)
Other, net	(5.9)	15.3	(18.4)	—	(9.0)
Net cash used in investing activities	(15.9)	(41.9)	(232.0)	—	(289.8)
Cash Flows from Financing Activities:
Proceeds from the issuance of senior notes	325.0	—	—	—	325.0
Repurchase of senior notes	(327.1)	—	—	—	(327.1)
Payment of debt issuance and other financing costs	(3.8)	—	—	—	(3.8)
Repurchase of common stock	(259.4)	—	—	—	(259.4)
Dividends paid to Lear Corporation stockholders	(49.6)	—	—	—	(49.6)
Dividends paid to noncontrolling interests	—	—	(17.5)	—	(17.5)
Other	(21.7)	—	(17.5)	—	(39.2)
Change in intercompany accounts	272.3	(2.7)	(269.6)	—	—
Net cash used in financing activities	(64.3)	(2.7)	(304.6)	—	(371.6)
Effect of foreign currency translation	—	—	(15.3)	—	(15.3)
Net Change in Cash and Cash Equivalents	(51.8)	—	(213.2)	—	(265.0)
Cash and Cash Equivalents as of Beginning of Period	343.5	0.1	794.1	—	1,137.7
Cash and Cash Equivalents as of End of Period	$291.7	$0.1	$580.9	$—	$872.7

	For the Nine Months Ended September 28, 2013
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net cash provided by operating activities	$0.8	$161.6	$267.2	$—	$429.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(13.4)	(83.7)	(232.1)	—	(329.2)
Insurance proceeds	—	—	7.1	—	7.1
Other, net	44.1	0.1	(3.5)	—	40.7
Net cash used in investing activities	30.7	(83.6)	(228.5)	—	(281.4)
Cash Flows from Financing Activities:
Proceeds from the issuance of senior notes	500.0	—	—	—	500.0
Repurchase of senior notes	(72.1)	—	—	—	(72.1)
Payment of debt issuance and other financing costs	(13.4)	—	—	—	(13.4)
Repurchase of common stock	(1,000.1)	—	—	—	(1,000.1)
Dividends paid to Lear Corporation stockholders	(44.8)	—	—	—	(44.8)
Dividends paid to noncontrolling interests	—	—	(33.4)	—	(33.4)
Other	(6.3)	—	(3.4)	—	(9.7)
Change in intercompany accounts	334.6	(78.0)	(256.6)	—	—
Net cash used in financing activities	(302.1)	(78.0)	(293.4)	—	(673.5)
Effect of foreign currency translation	—	—	7.1	—	7.1
Net Change in Cash and Cash Equivalents	(270.6)	—	(247.6)	—	(518.2)
Cash and Cash Equivalents as of Beginning of Period	481.4	0.1	920.7	—	1,402.2
Cash and Cash Equivalents as of End of Period	$210.8	$0.1	$673.1	$—	$884.0

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

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

Selling, General and Administrative Expenses — Corporate and division selling, general and administrative expenses are allocated to the operating subsidiaries based on various factors, which estimate usage of particular corporate and division functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries. During the three months ended September 27, 2014 and September 28, 2013, $30.7 million and $31.7 million, respectively, of selling, general and administrative expenses were allocated from Lear. During the nine months ended September 27, 2014 and September 28, 2013, $90.5 million and $93.3 million, respectively, of selling, general and administrative expenses were allocated from Lear.

Long-Term Debt of Lear and the Guarantors — A summary of long-term debt of Lear and the Guarantors on a combined basis is shown below (in millions):

	September 27, 2014	December 31, 2013
Senior notes	$1,068.7	$1,057.1

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

Our core capabilities are shared across component categories in both of our businesses, including high-precision manufacturing and assembly with short lead times, management of complex supply chains, global engineering and program management skills and a unique customer-focused culture. Our seating and electrical businesses both utilize proprietary, industry-specific processes and standards, leverage common low-cost engineering centers and share support from certain operating functions, such as logistics management, health and safety and purchasing, as well as all major administrative functions. Major automotive manufacturers are the primary customers of both our seating and electrical businesses. As a result, both businesses benefit from synergies in cross-selling their respective products and managing global customer relationships.

Our strategy is to achieve profitable growth, balancing risk and returns. Key elements of this strategy include diversification of our sales globally and by customer and vehicle type, the continued expansion of our component capability in emerging and low-cost markets and the pursuit of complementary acquisitions to strengthen and grow both of our business segments, while maintaining a strong balance sheet with investment grade credit metrics and consistently returning cash to shareholders.

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

In the first nine months of 2014, global automotive industry production volumes improved significantly, up 4% from a year ago levels to 63.7 million units. North American industry production increased 5% from a year ago levels to 12.8 million units. European and African industry production increased 4% from a year ago levels to 15.4 million units, although industry production in this region remains below historical levels. Asian industry production increased 5% from a year ago levels to 31.9 million units. South American industry production decreased 18% from a year ago levels to 2.7 million units.

Sales in Europe and Africa accounted for approximately 40% and sales in North America accounted for approximately 38% of our net sales in the first nine months of 2014. Our ability to reduce the risks inherent in certain concentrations of business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall.

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

LEAR CORPORATION

Our material cost as a percentage of net sales was 67.7% in the first nine months of 2014, as compared to 67.1% in the first nine months of 2013. Raw material, energy and commodity costs can be volatile. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, financial hedges for certain commodities and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future.

See “— Forward-Looking Statements” below and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended June 28, 2014.

Financial Measures
In evaluating our financial condition and operating performance, we focus primarily on earnings, operating margins, cash flows and return on invested capital. In addition to maintaining and expanding our business with our existing customers in our more established markets, our expansion plans are focused primarily on emerging markets. Asia, in particular, continues to present significant growth opportunities, as major global automotive manufacturers implement production expansion plans and local automotive manufacturers aggressively expand their operations to meet increasing demand in this region. As of September 27, 2014, we have fifteen joint ventures with operations in Asia, as well as an additional joint venture in North America dedicated to serving Asian automotive manufacturers. We also have aggressively pursued this strategy by selectively increasing our vertical integration capabilities globally, as well as expanding our component manufacturing capacity in Asia, Brazil, Eastern Europe, Mexico and Northern Africa. Furthermore, we have expanded our low-cost engineering capabilities in India and the Philippines.

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

Acquisition
On August 27, 2014, we signed a definitive agreement to acquire Everett Smith Group Ltd., the parent of Eagle Ottawa, LLC (“Eagle Ottawa”), the world's leading supplier of automotive leather with annual sales of approximately $1 billion. Eagle Ottawa is a privately-held company based in Auburn Hills, Michigan and has a reputation for superior quality, product innovation and craftsmanship. This acquisition will further strengthen our global seating business, enhance our position as the industry leader in luxury and performance automotive seating and complement our existing capabilities in the design and manufacturing of seat covers. The transaction has a value of approximately $850 million on a cash and debt free basis. We expect to fund the acquisition through a combination of cash on hand and debt. The closing of the transaction is expected to occur in the first quarter of 2015 and is subject to customary conditions, including regulatory approval.

Operational Restructuring
In the first nine months of 2014, we incurred pretax restructuring costs of approximately $87 million and related manufacturing inefficiency charges of approximately $4 million. Any future restructuring actions will depend upon market conditions, customer actions and other factors.

For further information, see Note 3, “Restructuring,” to the condensed consolidated financial statements included in this Report.

Financing Transactions - Senior Notes
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

LEAR CORPORATION

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

For further information, see “— Liquidity and Capital Resources — Capitalization — Senior Notes” and Note 8, “Debt,” to the condensed consolidated financial statements included in this Report.

Share Repurchase Program and Quarterly Cash Dividend
Since the first quarter of 2011, our Board of Directors has authorized $2.25 billion in share repurchases under our common stock share repurchase program. On April 25, 2013, we entered into an accelerated stock repurchase (“ASR”) agreement to repurchase $800 million of our common stock. On March 31, 2014, the ASR agreement ended, and on April 14, 2014, we paid approximately $55 million to settle the transaction. Following the settlement of the ASR transaction, we completed $204 million of share repurchases and have a remaining repurchase authorization of $491 million as of the date of this Report, which will expire in April 2016.

In the first, second and third quarters of 2014, our Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock.

For further information regarding our common stock share repurchase program, the ASR program and our quarterly dividends, see “— Liquidity and Capital Resources — Capitalization” and Note 13, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report.

Other Matters
In the three and nine months ended September 27, 2014, we recognized tax benefits of $5 million and $27 million, respectively, related to debt redemption costs, restructuring charges and various other items and tax benefits of $2 million and $13 million, respectively, primarily related to reductions in tax reserves due to tax audit settlements and the release of valuation allowances with respect to the deferred tax assets of certain foreign subsidiaries.

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

In the three and nine months ended September 28, 2013, we recognized net tax benefits of $2 million and $22 million, respectively, related to restructuring charges, the retroactive reinstatement of the U.S. research and development tax credit and various other items and net tax benefits of $6 million and $22 million, respectively, primarily related to net changes in valuation allowances with respect to the deferred tax assets of certain foreign subsidiaries.

LEAR CORPORATION

As discussed above, our results for the three and nine months ended September 27, 2014 and September 28, 2013, reflect the following items (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Costs related to restructuring actions, including manufacturing inefficiencies of $1 million and $4 million in the three and nine months ended September 27, 2014, respectively, and $1 million and $4 million in the three and nine months ended September 28, 2013, respectively	$22	$13	$91	$47
Costs related to proxy contest	—	—	—	3
Acquisition and other related costs	3	—	5	—
Losses and incremental costs related to the destruction of assets	—	—	—	7
Labor-related litigation claims	—	—	—	5
Losses on extinguishment of debt	—	—	18	4
Gain related to affiliate, net	(5)	—	(4)	—
Tax benefits, net	(7)	(8)	(40)	(44)

For further information regarding these items, see Note 2, “Acquisition,” Note 3, “Restructuring,” Note 8, “Debt,” Note 10, “Other Expense, Net,” Note 11, “Income Taxes,” Note 13, “Comprehensive Income and Equity,” and Note 14, “Legal and Other Contingencies — Insurance Recoveries,” to the condensed consolidated financial statements included in this Report.

This Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements that are subject to risks and uncertainties. For further information regarding other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see “— Forward-Looking Statements” below and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended June 28, 2014.

LEAR CORPORATION

RESULTS OF OPERATIONS
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three Months Ended				Nine Months Ended
	September 27, 2014		September 28, 2013		September 27, 2014		September 28, 2013
Net sales
Seating	$3,188.4	75.3%	$2,891.7	73.8%	$9,857.9	74.8%	$8,872.6	74.1%
Electrical	1,044.3	24.7	1,026.0	26.2	3,319.7	25.2	3,105.3	25.9
Net sales	4,232.7	100.0	3,917.7	100.0	13,177.6	100.0	11,977.9	100.0
Cost of sales	3,871.5	91.5	3,587.5	91.6	12,076.8	91.6	10,997.6	91.8
Gross profit	361.2	8.5	330.2	8.4	1,100.8	8.4	980.3	8.2
Selling, general and administrative expenses	128.1	3.0	128.6	3.3	402.8	3.1	386.1	3.2
Amortization of intangible assets	8.6	0.2	8.6	0.2	25.4	0.2	25.8	0.2
Interest expense	15.7	0.4	17.5	0.4	47.1	0.4	51.6	0.4
Other expense, net	11.1	0.3	16.8	0.4	57.1	0.4	37.8	0.3
Provision for income taxes	57.6	1.3	51.2	1.3	163.1	1.2	130.2	1.1
Equity in net income of affiliates	(7.8)	(0.2)	(9.2)	(0.2)	(29.0)	(0.2)	(27.1)	(0.2)
Net income attributable to noncontrolling interests	7.8	0.2	3.9	0.1	23.7	0.2	17.3	0.2
Net income attributable to Lear	$140.1	3.3%	$112.8	2.9%	$410.6	3.1%	$358.6	3.0%

Three Months Ended September 27, 2014 vs. Three Months Ended September 28, 2013
Net sales in the third quarter of 2014 were $4.2 billion, as compared to $3.9 billion in the third quarter of 2013, an increase of $315 million or 8%. New business and improved production volumes on key Lear platforms positively impacted net sales by $221 million and $125 million, respectively.

Cost of sales in the third quarter of 2014 were $3.9 billion, as compared to $3.6 billion in the third quarter of 2013. The increase is primarily due to the impact of new business and improved production volumes on key Lear platforms.

Gross profit and gross margin were $361 million and 8.5% of net sales in the third quarter of 2014, as compared to $330 million and 8.4% in the third quarter of 2013. Favorable operating performance and the benefit of operational restructuring actions positively impacted gross profit by $69 million. Gross profit also benefited by $31 million from the impact of new business and improved production volumes on key Lear platforms. These increases were partially offset by the impact of selling price reductions. These factors had a corresponding impact on gross margin.

Selling, general and administrative expenses, including engineering and development expenses, were $128 million in the third quarter of 2014, as compared to $129 million in the third quarter of 2013. As a percentage of net sales, selling, general and administrative expenses were 3.0% in the third quarter of 2014, as compared to 3.3% in the third quarter of 2013.

Amortization of intangible assets was $9 million in the third quarters of 2014 and 2013.

Interest expense was $16 million in the third quarter of 2014, as compared to $18 million in the third quarter of 2013.

Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the disposal of fixed assets and other miscellaneous income and expense, was $11 million in the third quarter of 2014, as compared to $17 million in the third quarter of 2013. In the third quarter of 2014, we recognized a gain of $5 million related to a transaction with an affiliate.

In the third quarter of 2014, the provision for income taxes was $58 million, representing an effective tax rate of 29.1% on pretax income before equity in net income of affiliates of $198 million. In the third quarter of 2013, the provision for income

LEAR CORPORATION

taxes was $51 million, representing an effective tax rate of 32.3% on pretax income before equity in net income of affiliates of $159 million, for the reasons described below.

In the third quarters of 2014 and 2013, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. The provision was also impacted by a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In the third quarter of 2014, we recognized tax benefits of $5 million related to restructuring charges and various other items and tax benefits of $2 million primarily related to the release of valuation allowances with respect to the deferred tax assets of certain foreign subsidiaries. In the third quarter of 2013, we recognized net tax benefits of $2 million related to restructuring charges and various other items and net tax benefits of $6 million related to net changes in valuation allowances with respect to the deferred tax assets of certain foreign subsidiaries. Excluding these items, the effective tax rate in the third quarters of 2014 and 2013 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.

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

Equity in net income of affiliates was $8 million for the third quarter of 2014, as compared to $9 million for the third quarter of 2013.

Net income attributable to Lear in the third quarter of 2014 was $140 million, or $1.72 per diluted share, as compared to $113 million, or $1.38 per diluted share, in the third quarter of 2013. Net income and diluted net income per share increased for the reasons described above.

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

LEAR CORPORATION

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

Seating
A summary of the financial measures for our seating segment is shown below (dollar amounts in millions):

	Three months ended
	September 27, 2014	September 28, 2013
Net sales	$3,188.4	$2,891.7
Segment earnings (1)	154.9	142.8
Margin	4.9%	4.9%

(1)	See definition above.

Seating net sales were $3.2 billion for the third quarter of 2014, as compared to $2.9 billion for the third quarter of 2013, an increase of $297 million or 10%. New business and improved production volumes on key Lear platforms positively impacted net sales by $303 million. Segment earnings, including restructuring costs, and the related margin on net sales were $155 million and 4.9% in the third quarter of 2014, as compared to $143 million and 4.9% in the third quarter of 2013. Segment earnings were positively impacted by $56 million related to favorable operating performance and the benefit of operational restructuring actions, improved production volumes on key Lear platforms and new business. These items were partially offset by the impact of selling price reductions, as well as higher restructuring costs.

Electrical
A summary of financial measures for our electrical segment is shown below (dollar amounts in millions):

	Three months ended
	September 27, 2014	September 28, 2013
Net sales	$1,044.3	$1,026.0
Segment earnings (1)	136.7	111.6
Margin	13.1%	10.9%

(1)	See definition above.

Electrical net sales were $1.0 billion for the third quarters of 2014 and 2013, an increase of $18 million or 2%. New business positively impacted net sales by $57 million. This increase was partially offset by the impact of selling price reductions. Segment earnings, including restructuring costs, and the related margin on net sales were $137 million and 13.1% in the third quarter of 2014, as compared to $112 million and 10.9% in the third quarter of 2013. Segment earnings were favorably impacted by $45 million as a result of improved operating performance. This increase was partially offset by the impact of selling price reductions.

Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three months ended
	September 27, 2014	September 28, 2013
Net sales	$—	$—
Segment earnings (1)	(67.1)	(61.4)
Margin	N/A	N/A

(1)	See definition above.

LEAR CORPORATION

Segment earnings related to our other category were ($67) million in the third quarter of 2014, as compared to ($61) million in the third quarter of 2013, reflecting higher incentive compensation expenses related to performance as compared to our targets and $3 million of costs related to the acquisition of Eagle Ottawa.

Nine Months Ended September 27, 2014 vs. Nine Months Ended September 28, 2013
Net sales in the first nine months of 2014 were $13.2 billion, as compared to $12.0 billion in the first nine months of 2013, an increase of $1.2 billion or 10%. New business and improved production volumes on key Lear platforms positively impacted net sales by $787 million and $411 million, respectively.

Cost of sales in the first nine months of 2014 were $12.1 billion, as compared to $11.0 billion in the first nine months of 2013. The increase is primarily due to the impact of new business and improved production volumes on key Lear platforms.

Gross profit and gross margin were $1.1 billion and 8.4% of net sales in the first nine months of 2014, as compared to $980 million and 8.2% in the first nine months of 2013. Favorable operating performance and the benefit of operational restructuring actions positively impacted gross profit by $224 million. Gross profit also benefited by $148 million from the impact of new business and improved production volumes on key Lear platforms. Selling price reductions and the changeover of key Lear platforms in our seating business negatively impacted gross profit by $232 million. These factors had a corresponding impact on gross margin.

Selling, general and administrative expenses, including engineering and development expenses, were $403 million in the nine months ended September 27, 2014, as compared to $386 million in the nine months ended September 28, 2013. As a percentage of net sales, selling, general and administrative expenses were 3.1% in the first nine months of 2014, as compared to 3.2% in the first nine months of 2013.

Amortization of intangible assets was $25 million in the first nine months of 2014, as compared to $26 million in the first nine months of 2013.

Interest expense was $47 million in the first nine months of 2014, as compared to $52 million in the first nine months of 2013.

Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the disposal of fixed assets and other miscellaneous income and expense, was $57 million in the first nine months of 2014, as compared to $38 million in the first nine months of 2013. In the first nine months of 2014, we recognized a gain of $5 million related to a transaction with an affiliate and losses of $18 million related to the redemption of the remaining aggregate principal amount of our 2018 Notes and 10% of the original aggregate principal amount of our 2020 Notes. In the first nine months of 2013, we recognized a loss of $4 million related to the redemption of 10% of the original aggregate principal amount of our 2018 Notes and our 2020 Notes. Other expense, net was negatively impacted by a year over year increase in foreign exchange losses of $7 million.

In the first nine months of 2014, the provision for income taxes was $163 million, representing an effective tax rate of 28.7% on pretax income before equity in net income of affiliates of $568 million. In the first nine months of 2013, the provision for income taxes was $130 million, representing an effective tax rate of 27.2% on pretax income before equity in net income of affiliates of $479 million, for the reasons described below.

In the first nine months of 2014 and 2013, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. The provision was also impacted by a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In the first nine months of 2014, we recognized tax benefits of $27 million related to debt redemption costs, restructuring charges and various other items and tax benefits of $13 million primarily related to reductions in tax reserves due to tax audit settlements and the release of valuation allowances with respect to the deferred tax assets of certain foreign subsidiaries. In the first nine months of 2013, we recognized net tax benefits of $22 million related to restructuring charges, the retroactive reinstatement of the U.S. research and development tax credit and various other items and net tax benefits of $22 million primarily related to net changes in valuation allowances with respect to the deferred tax assets of certain foreign subsidiaries. Excluding these items, the effective tax rate in the first nine months of 2014 and 2013 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.

LEAR CORPORATION

For a description of our valuation allowances, see “Three Months Ended September 27, 2014 vs. Three Months Ended September 28, 2013,” above.

Equity in net income of affiliates was $29 million for the first nine months of 2014, as compared to $27 million for first nine months of 2013.

Net income attributable to Lear in the first nine months of 2014 was $411 million, or $5.01 per diluted share, as compared to $359 million, or $4.09 per diluted share, in the first nine months of 2013. Net income and diluted net income per share increased for the reasons described above. In addition, diluted net income per share was impacted by the decrease in average shares outstanding during the first nine months of 2014.

Reportable Operating Segments
For a description of our reportable operating segments, see “Three Months Ended September 27, 2014 vs. Three Months Ended September 28, 2013 — Reportable Operating Segments,” above.

Seating
A summary of the financial measures for our seating segment is shown below (dollar amounts in millions):

	Nine Months Ended
	September 27, 2014	September 28, 2013
Net sales	$9,857.9	$8,872.6
Segment earnings (1)	471.3	450.7
Margin	4.8%	5.1%

(1)	See definition above.

Seating net sales were $9.9 billion for the first nine months of 2014, as compared to $8.9 billion for the first nine months of 2013, an increase of $985 million or 11%. New business and improved production volumes on key Lear platforms positively impacted net sales by $913 million. Segment earnings, including restructuring costs, and the related margin on net sales were $471 million and 4.8% in the first nine months of 2014, as compared to $451 million and 5.1% in the first nine months of 2013. Segment earnings were favorably impacted by $209 million primarily as a result of favorable operating performance and the benefit of operational restructuring actions, improved production volumes on key Lear platforms and new business. These items were offset by $156 million related to the changeover of key Lear platforms and selling price reductions and $39 million related to higher restructuring costs.

Electrical
A summary of financial measures for our electrical segment is shown below (dollar amounts in millions):

	Nine Months Ended
	September 27, 2014	September 28, 2013
Net sales	$3,319.7	$3,105.3
Segment earnings (1)	413.3	295.5
Margin	12.4%	9.5%

(1)	See definition above.

Electrical net sales were $3.3 billion for the first nine months of 2014, as compared to $3.1 billion for the first nine months of 2013, an increase of $214 million or 7%. New business positively impacted net sales by $277 million. Segment earnings, including restructuring costs, and the related margin on net sales were $413 million and 12.4% in the first nine months of 2014, as compared to $296 million and 9.5% in the first nine months of 2013. Segment earnings were favorably impacted by $131 million as a result of improved operating performance. Selling price reductions of $76 million were partially offset by new business of $46 million.

Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

LEAR CORPORATION

Nine Months Ended
	September 27, 2014	September 28, 2013
Net sales	$—	$—
Segment earnings (1)	(212.0)	(177.8)
Margin	N/A	N/A

(1)	See definition above.

Segment earnings related to our other category were ($212) million in the first nine months of 2014, as compared to ($178) million in the first nine months of 2013, reflecting higher incentive compensation expenses related to performance as compared to our targets, as well as infrastructure costs to support the growth of our business in emerging markets.

LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, operational restructuring actions and debt service requirements. In addition, we expect to continue to pay quarterly dividends and repurchase shares of our common stock pursuant to our authorized common stock share repurchase program. Our principal sources of liquidity are cash flows from operating activities, borrowings under available credit facilities and our existing cash balance. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and the combination of dividends, royalties, intercompany loan repayments and other distributions and advances from our subsidiaries to provide the funds necessary to meet our obligations. As of September 27, 2014 and December 31, 2013, cash and cash equivalents of $580 million and $792 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans, without creating additional income tax expense. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information regarding potential dividends from our non-U.S. subsidiaries, see “— Adequacy of Liquidity Sources,” below and Note 7, “Income Taxes,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Cash Flows
Net cash provided by operating activities was $412 million in the first nine months of 2014, as compared to $430 million in the first nine months of 2013. Consolidated net income and depreciation and amortization were a source of cash of $667 million and $584 million in the first nine months of 2014 and 2013, respectively, resulting in an incremental increase in operating cash flow of $83 million between periods. The net change in working capital items was a use of cash of $322 million and $158 million in the first nine months of 2014 and 2013, respectively, resulting in an incremental decrease in operating cash flow of $164 million between periods. This decrease primarily reflects the timing of our fiscal quarter-end for the third quarter of 2014, as compared to the third quarter of 2013, which impacted the collection of accounts receivable, and increased working capital to support our sales growth.

In the first nine months of 2014, increases in accounts receivable, inventories and accounts payable resulted in a use of cash of $653 million, a use of cash of $112 million and a source of cash of $259 million, respectively, primarily reflecting the timing of our fiscal quarter-end for the third quarter of 2014, as well as increased working capital to support our sales growth. In the first nine months of 2014, changes in accrued liabilities and other resulted in a source of cash of $184 million, primarily reflecting the timing of payment of accrued liabilities.

Net cash used in investing activities was $290 million in the first nine months of 2014, as compared to $281 million in the first nine months of 2013. In the first nine months of 2013, we sold our ownership interest in an equity affiliate for $50 million. In addition, capital spending decreased by $48 million between periods. Capital spending in 2014 is estimated at $450 million.

Net cash used in financing activities was $372 million in the first nine months of 2014, as compared to $674 million in the first nine months of 2013. In the first nine months of 2014, we issued $325 million in aggregate principal amount of the 2024 Notes and paid $327 million to redeem all of our outstanding 2018 Notes and a portion of our outstanding 2020 Notes. In addition, we paid $259 million in aggregate for repurchases of our common stock, including $204 million of open market repurchases and $55 million to settle an ASR program. In the first nine months of 2013, we issued $500 million in aggregate principal amount of the 2023 Notes and paid $72 million to redeem a portion of our outstanding 2018 Notes and 2020 Notes. In addition, we paid $1.0 billion in aggregate for repurchases of our common stock, including $200 million of open market repurchases and $800 million of repurchases through an ASR program.

LEAR CORPORATION

Capitalization
From time to time, we utilize uncommitted credit facilities to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries, in addition to cash provided by operating activities. As of September 27, 2014 and December 31, 2013, there were no short-term debt balances outstanding. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors.

Senior Notes
As of September 27, 2014, our long-term debt consists of $245 million in aggregate principal amount of 2020 Notes at a stated coupon rate of 8.125%, $500 million in aggregate principal amount of 2023 Notes at a stated coupon rate of 4.75% and $325 million in aggregate principal amount of 2024 Notes at a stated coupon rate of 5.375% (collectively, the “Notes”).

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

For further information related to the Notes, including information on early redemption, covenants and events of default, see Note 8, “Debt,” to the condensed consolidated financial statements included in this Report and Note 6, “Debt,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Revolving Credit Facility
Our $1.0 billion revolving credit facility permits borrowings for general corporate and working capital purposes and the issuance of letters of credit. As of September 27, 2014, there were no borrowings outstanding under the revolving credit facility, and we were in compliance with all covenants under the agreement governing the revolving credit facility.

For further information related to the revolving credit facility, including information on pricing, covenants and events of default, see Note 8, “Debt,” to the condensed consolidated financial statements included in this Report and Note 6, “Debt,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Contractual Obligations
Our scheduled maturities of long-term debt and our scheduled interest payments on the Notes, described above in “— Senior Notes,” as of September 27, 2014, are shown below (in millions):

	2014 (2)	2015	2016	2017	2018	Thereafter	Total
Long-term debt maturities (1)	$—	$—	$—	$—	$—	$1,070.0	$1,070.0
Scheduled interest payments	—	61.1	61.1	61.1	61.1	232.8	477.2
Total	$—	$61.1	$61.1	$61.1	$61.1	$1,302.8	$1,547.2

(1)	Represents aggregate principal amounts at maturity.

(2)	Represents interest payments for the fourth quarter of 2014.

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

In the first nine months of 2014, we paid $259 million in aggregate for repurchases of our common stock, including $204 million of open market repurchases (2,181,095 shares at an average purchase price of $93.47 per share, excluding commissions) and $55 million to settle the ASR transaction. We have a remaining repurchase authorization of $491 million

LEAR CORPORATION

under our ongoing common stock share repurchase program, which will expire in April 2016. We may implement these share repurchases through a variety of methods, including open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which we will repurchase our outstanding common stock and the timing of such repurchases will depend upon our financial condition, prevailing market conditions, alternative uses of capital and other factors. In addition, our amended and restated credit facility and the indenture governing our 2020 Notes place certain limitations on our ability to repurchase our common shares. See “—Forward-Looking Statements.”

As of the date of this Report, we have paid $1.8 billion in aggregate for repurchases of our outstanding common stock, excluding commissions and related fees, since the first quarter of 2011.

For further information regarding our common stock share repurchase program and the ASR program, see Note 13, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report.

Dividends
A summary of 2014 dividend declarations is shown below:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.20	February 7, 2014	February 28, 2014	March 20, 2014
$0.20	May 15, 2014	June 6, 2014	June 25, 2014
$0.20	August 14, 2014	September 5, 2014	September 24, 2014

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

Adequacy of Liquidity Sources
As of September 27, 2014, we had approximately $873 million of cash and cash equivalents on hand and $1.0 billion in available borrowing capacity under our revolving credit facility. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly dividends and repurchase shares of our common stock, pursuant to our authorized common stock share repurchase program (see “— Common Stock Share Repurchase Program,” above). Our future financial results and our ability to continue to meet our liquidity needs are subject to, and will be affected by, cash flows from operations, including the impact of restructuring activities, automotive industry conditions, the financial condition of our customers and suppliers and other related factors. Additionally, an economic downturn or reduction in production levels could negatively impact our financial condition. For further discussion of the risks and uncertainties affecting our cash flows from operations and our overall liquidity, see “— Executive Overview” above, “— Forward-Looking Statements” below and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in this Report.

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

Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Chinese renminbi, the Thai baht, the Brazilian real and the Canadian dollar. We have performed a quantitative analysis of our overall currency rate exposure as of September 27, 2014 and December 31, 2013. As of September 27, 2014, the potential adverse earnings impact related to net transactional exposures from a hypothetical 10% strengthening of the U.S.

LEAR CORPORATION

dollar relative to all other currencies to which it is exposed for a twelve-month period is approximately $31 million. The potential earnings benefit related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies to which it is exposed for a twelve-month period is approximately $16 million. As of December 31, 2013, the potential adverse earnings impact related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies to which it is exposed for a twelve-month period is approximately $27 million. The potential earnings benefit related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies to which it is exposed for a twelve-month period is approximately $4 million.

As of September 27, 2014, foreign exchange contracts representing $874 million of notional amount were outstanding with maturities of less than eighteen months. As of September 27, 2014, the fair value of these contracts was approximately $4 million. A 10% change in the value of the U.S. dollar relative to all other currencies to which it is exposed would result in a $31 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies to which it is exposed would result in a $26 million change in the aggregate fair value of these contracts. As of December 31, 2013, foreign exchange contracts representing $1.1 billion of notional amount were outstanding with maturities of less than eighteen months. As of December 31, 2013, the fair value of these contracts was approximately $6 million. A 10% change in the value of the U.S. dollar relative to all other currencies to which it is exposed would result in a $27 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies to which it is exposed would result in a $37 million change in the aggregate fair value of these contracts.

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

Interest Rates
Historically, we used interest rate swap and other derivative contracts to manage our exposure to fluctuations in interest rates. As of September 27, 2014 and December 31, 2013, there were no interest rate contracts outstanding. We will continue to evaluate, and may use, derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage our exposures to fluctuations in interest rates in the future.

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

Historically, we used commodity swap and other derivative contracts to reduce our exposure to fluctuations in copper prices. As of September 27, 2014 and December 31, 2013, there were no commodity swap contracts outstanding.

For further information related to the financial instruments described above, see Note 16, “Financial Instruments,” to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION

OTHER MATTERS

Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of September 27, 2014, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $10 million. In addition, as of September 27, 2014, we had recorded reserves for product liability claims and environmental matters of $26 million and $5 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended June 28, 2014. For a more complete description of our outstanding material legal proceedings, see Note 14, “Legal and Other Contingencies,” to the condensed consolidated financial statements included in this Report.

Significant Accounting Policies and Critical Accounting Estimates
Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates,” and Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first nine months of 2014.

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
other risks described in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended June 28, 2014, and our other Securities and Exchange Commission filings.

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

(b)	Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 27, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

LEAR CORPORATION

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. For a description of risks related to various legal proceedings and claims, see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013, as supplemented and updated by Part II — Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended June 28, 2014. For a description of our outstanding material legal proceedings, see Note 14, “Legal and Other Contingencies,” to the condensed consolidated financial statements included in this Report.

ITEM 1A — RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, except as supplemented and updated by Part II — Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended June 28, 2014.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As discussed in Part I — Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capitalization — Common Stock Share Repurchase Program,” and Note 13, “Comprehensive Income and Equity,” to the condensed consolidated financial statements included in this Report, our accelerated stock repurchase (“ASR”) program ended in the second quarter of 2014. Inclusive of the ASR transaction, we have a remaining repurchase authorization of $490.6 million under our ongoing common stock share repurchase program. A summary of the shares of our common stock repurchased during the quarter ended September 27, 2014, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (1)
June 29, 2014 to August 2, 2014	121,611	$95.59	121,611	$582.4
August 3, 2014 to August 30, 2014	84,000	94.77	84,000	574.4
August 31, 2014 to September 27, 2014	822,652	101.86	822,652	490.6
Total	1,028,263	$100.54	1,028,263	$490.6

(1)	Reflects the two-year common stock share repurchase authorization of $750 million, which commenced immediately following the completion of the ASR program referred to above.

(2)	Remaining authorization as of the date of this Report and inclusive of the settlement of the ASR transaction.

ITEM 6 — EXHIBITS

The exhibits listed on the “Index to Exhibits” on page 50 are filed with this Form 10-Q or incorporated by reference as set forth below.

LEAR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated: October 24, 2014	By:	/s/ Matthew J. Simoncini
Matthew J. Simoncini
President and Chief Executive Officer

	By:	/s/ Jeffrey H. Vanneste
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