Form 10-K
period 2014-12-31
LEAR CORP
filed 2015-02-10
CIK 842162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014.

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 28, 2014, the aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant was $7,070,982,848. The closing price of the common stock on June 28, 2014, as reported on the New York Stock Exchange, was $88.31 per share.
As of February 6, 2015, the number of shares outstanding of the registrant’s common stock was 78,027,411 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Stockholders to be held in May 2015, as described in the Cross Reference Sheet and Table of Contents included herewith, are incorporated by reference into Part III of this Report.

LEAR CORPORATION AND SUBSIDIARIES
CROSS REFERENCE SHEET AND TABLE OF CONTENTS

________________________

(1)
Certain information is incorporated by reference, as indicated below, to the registrant’s Notice of Annual Meeting of Stockholders and Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Stockholders to be held in May 2015 (the "Proxy Statement").

(2)	A portion of the information required is incorporated by reference to the Proxy Statement sections entitled "Election of Directors" and "Directors and Corporate Governance."

(3)
Incorporated by reference to the Proxy Statement sections entitled "Directors and Corporate Governance — Director Compensation," "Compensation Discussion and Analysis," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report."

(4)
A portion of the information required is incorporated by reference to the Proxy Statement section entitled "Directors and Corporate Governance — Security Ownership of Certain Beneficial Owners, Directors and Management."

(5)	Incorporated by reference to the Proxy Statement sections entitled "Certain Relationships and Related Party Transactions" and "Directors and Corporate Governance — Independence of Directors."

(6)	Incorporated by reference to the Proxy Statement section entitled "Fees of Independent Accountants."

PART I
ITEM 1 – BUSINESS
In this Report, when we use the terms the "Company," "Lear," "we," "us" and "our," unless otherwise indicated or the context otherwise requires, we are referring to Lear Corporation and its consolidated subsidiaries. A substantial portion of the Company’s operations are conducted through subsidiaries controlled by Lear Corporation. The Company is also a party to various joint venture arrangements. Certain disclosures included in this Report constitute forward-looking statements that are subject to risks and uncertainties. See Item 1A, "Risk Factors," and Part II — Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements."
BUSINESS OF THE COMPANY
General
Lear Corporation is a leading Tier 1 supplier to the global automotive industry. Our business spans all major automotive markets, and we supply seating and electrical distribution systems and related components to virtually every major automotive manufacturer in the world. We have manufacturing, engineering and administrative capabilities in 34 countries with 219 locations and are continuing to grow our business in all automotive producing regions of the world.
Lear is a recognized global leader in complete automotive seat systems and key individual seat component parts. Our seating business consists of the design, development, engineering, just-in-time assembly and delivery of complete seat systems, as well as the design, development, engineering and manufacture of all major seat components, including seat structures and mechanisms, seat covers and surface materials such as fabric and leather, seat foam and headrests. We are one of only two independent seat suppliers with global scale and the capability to design, develop, engineer, manufacture and deliver complete seat systems and components in every major automotive producing region in the world.
Our electrical business consists of the design, development, engineering and manufacture of complete electrical distribution systems that route electrical signals and manage electrical power within a vehicle. Key components of our electrical business include wiring harnesses, terminals and connectors, junction boxes, battery chargers, electronic control modules and wireless control devices. We are one of only four suppliers with complete electrical distribution system and component capabilities in every major automotive producing region in the world.
Our seating and electrical businesses serve the major automotive manufacturers globally and share similar operating disciplines, including world-class development and manufacturing processes. Our seating and electrical businesses each benefit from leveraging common core capabilities and operating standards, as well as customer and regional infrastructures. Our core capabilities are shared across component categories in both of our businesses, including high-precision manufacturing and assembly with short lead times, management of complex supply chains, global engineering and program management skills and a unique customer-focused culture. Our seating and electrical businesses both utilize proprietary, industry-specific processes and standards, leverage common low-cost engineering centers and share support from certain operating functions, such as logistics, supply chain management, quality and health and safety, as well as all major administrative functions.
We are focused on profitably growing and improving the competitiveness of both our seating and electrical businesses. We have followed a balanced strategy to position Lear to deliver superior long-term shareholder value. This includes investing in our business to grow and improve our competitive position, while maintaining a strong and flexible balance sheet and returning cash to our shareholders. From 2010 to 2014, we invested approximately $450 million to open 24 new component facilities across both product segments to expand our component manufacturing capabilities in emerging markets and low-cost countries. This expansion has not only allowed us to provide our customers with key component designs and technologies at a competitive cost globally but to also integrate such components into more optimized systems, modules and architectures. We continue to pursue acquisitions that will complement our present product offerings, facilitate further diversification of our sales, increase our component capabilities and provide new innovations for our customers. In seating, we acquired Everett Smith Group Ltd., the parent of Eagle Ottawa, LLC ("Eagle Ottawa") in January 2015. Eagle Ottawa is the world's leading provider of leather for the automotive industry, with a rich 150-year history. Eagle Ottawa has annual sales of approximately $1 billion, a low-cost manufacturing footprint and approximately 6,500 employees. The company has an industry-leading position in North America and Asia and is one of the top suppliers in Europe. The addition of Eagle Ottawa will increase our representation with the Asian automotive manufacturers and will increase our mix of revenue in Asia. Eagle Ottawa has direct sourcing arrangements with most of the major automotive manufacturers globally. With a full range of leather design and manufacturing capabilities, Eagle Ottawa further enhances Lear's position as the industry leader in luxury and performance automotive seating. This acquisition, in combination with our acquisition of Guilford Performance Textiles in 2012, complements Lear's existing capabilities in the design and manufacture of seat covers. These acquisitions strengthen our customer relationships by allowing us to offer our customers unique and innovative seat cover designs with superior craftsmanship, quality and comfort. In electrical, our primary focus is providing complete electrical distribution systems and related components. We have significant experience in the design and manufacture of highly integrated and standardized architectures that optimize size, performance and quality. The strategy that we are following has allowed both of our business segments to better leverage their scale and low-cost capabilities to improve overall operating efficiency and align our product offerings with the increasing customer trends toward global vehicle platforms, directed component sourcing and increased electrical content.
Since 2010, our sales have grown at an annual rate of 10% per year, which is more than twice the growth rate of global automotive industry production. In Asia, our consolidated sales have nearly tripled from $1.1 billion in 2008 to $3.1 billion in 2014. Both of our business segments are outpacing the automotive industry production growth rate, reflecting the benefit of our low-cost footprint, our customers’ increasing utilization of global vehicle platforms and our investment in our products. We believe that the initiatives that we have implemented over the last few years will continue to add value for our stakeholders. Specific elements of our business strategy to date have been:

•	Restructured manufacturing and engineering footprint to improve our competitive position

•	Expanded component capabilities through organic investment and acquisitions

•	Pursued new and emerging market growth and supported our customers’ growth and global platform initiatives

•	Increased diversification of our business with a more balanced regional, customer and vehicle segment mix
Going forward, these core elements of our strategy will remain critical in combination with our strategic initiatives to increase value in both of our business segments which include:

•
Craftsmanship and differentiation — providing our customers with superior craftsmanship and a high level of product durability and reliability, as well as a product that can be differentiated across all brands and platforms by utilizing our full portfolio of components combined with leading design, development, engineering and manufacturing capabilities

•
Connectivity — leveraging existing and developing new products and capabilities in both hardware and software that facilitate information and data exchange through various systems within the vehicle and various communication networks and infrastructures outside of the vehicle

We have the product expertise, global reach, competitive footprint and financial flexibility to continue the profitable growth of our business, both organically and through complementary acquisitions. The key financial goals and objectives of our business strategy include:

•	Continue to deliver profitable growth, balancing risks and returns

•	Maintain a strong balance sheet with investment grade credit metrics

•	Consistently return cash to our shareholders

We believe that it is important to have capabilities that are aligned with our major customers’ global product development strategies and to leverage our expanding design, development, engineering and manufacturing capabilities in low-cost regions. We are uniquely positioned in each of our product segments as one of the few suppliers that is able to provide low-cost components and serve customers with design, development, engineering, integration and production capabilities in all automotive producing regions of the world, including North America, Europe, Asia and South America. This will support future growth, especially given the increasing customer trends toward global vehicle platforms, directed component sourcing and increased electrical content. We currently support our global operations with more than 100 manufacturing and engineering facilities located in the following low-cost countries:

Brazil	Malaysia	Russia
China	Mexico	Slovak Republic
Czech Republic	Moldova	South Africa
Honduras	Morocco	Thailand
Hungary	Philippines	Tunisia
India	Poland	Vietnam
Indonesia	Romania
In addition to expanding our business with existing customers in our more established markets, our expansion plans are particularly focused on emerging markets. Asia and, in particular, China continue to present significant growth opportunities, as major global automotive manufacturers implement production expansion plans and local automotive manufacturers aggressively expand their operations to meet expected growth in long-term demand in this region. Our expansion in Asia has been accomplished through wholly owned subsidiaries, as well as a number of joint ventures. As of December 31, 2014, we had fifteen joint ventures located throughout Asia. In addition to helping us grow our business in new markets, these joint ventures have helped us to expand our product offerings and broaden our customer base.
Key trends affecting our business include:

•	Forecasted global growth in automotive vehicle demand over the next several years, with recent volatility in certain emerging markets, such as Brazil, Russia and India;

•	Automotive manufacturers’ increasing utilization of global vehicle platforms and directed component sourcing;

•
Increasing demand for connectivity and convenience features in vehicles, driving a proliferation of vehicle features and increased vehicle content with more complex, but standardized, architectures and core system designs;

•	Increasing demand for luxury and performance seating with superior quality and comfort;

•
Increasing demand for safety features and systems with an increasing prevalence of advanced driver assistance systems and the emergence of self-driving cars, which will require even more sophisticated electrical architectures;

•
Stricter fuel economy and emission standards, which require more efficient engines with more computer management to achieve better fuel economy, lighter weight materials and alternative energy powertrains, driving growth in lighter-weight components and systems, as well as continued demand for high power and other components enabling hybrid, electric and other powertrain designs that increase fuel economy and reduce vehicle emissions; and

•	China as the largest and fastest growing major automotive market in the world.
We believe that our broad customer base and strong financial resources will allow us to capitalize on global growth in automotive vehicle production, while our low-cost engineering and global manufacturing capabilities will provide us with the ability to support our customers’ continued move to global vehicle platforms. We expect that our sales backlog will support future sales diversification and market share gains, as further described below under "— Recent Developments." Our low-cost global footprint and engineering and component capabilities in our seating business will allow us to continue to penetrate our customers’ global vehicle platforms and participate in directed component sourcing. Our electrical business has been growing significantly faster than the overall automotive industry as we continue to benefit from content growth and gain market share. In addition, automotive industry trends for increasing electrical content and improved fuel efficiency should support continued growth in this segment.

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
In 2005, we initiated a multi-year operational restructuring strategy. Since 2005, we have closed 58 manufacturing and 13 administrative facilities. Our current footprint reflects approximately 80% of our component facilities and more than 90% of our related employment in 20 low-cost countries. For further information, see Item 1A, "Risk Factors," and Note 4, "Restructuring," to the consolidated financial statements included in this Report.
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
From 2010 to 2014, we have improved our financial performance, built a strong and flexible financial position and delivered superior returns to our shareholders.
Recent Developments
Global automotive industry production volumes improved 4% in 2013 from the prior year and another 3% in 2014 to a record 85.6 million units. North American industry production increased 5% in 2013 from the prior year and another 5% in 2014 to 17.0 million units. European and African industry production remains below the peak level of 22.3 million units in 2007 but did increase 1% in 2013 from the prior year and another 3% in 2014 to 20.5 million units. Asian industry production increased 5% in 2013 from the prior year and another 4% in 2014 to 43.1 million units. South American industry production increased 7% in 2013 from the prior year but declined 17% in 2014 to 3.6 million units.
Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle. Our sales are well diversified geographically, by customer and by vehicle segment. In 2014, approximately 40% of our sales were generated in Europe and Africa, 38% in North America, 17% in Asia and 5% in South America. In Asia, where we are pursuing a strategy of aggressive expansion of our sales and operations, our consolidated sales have nearly tripled from $1.1 billion in 2008 to $3.1 billion in 2014. Approximately 67% of our consolidated sales in Asia come from China. In addition, we have eight non-consolidated joint ventures in China which generated combined sales of $1.2 billion in 2014, as compared to seven non-consolidated joint ventures in China which generated combined sales of $214 million in 2008.
Ford Motor Company, General Motors Company and BMW AG are our three largest customers globally, representing 54% of our sales in 2014. In addition, Daimler AG, Fiat Chrysler Automobiles, Hyundai Motor Company, Jaguar Land Rover Automotive PLC, Peugeot S.A., Renault-Nissan Alliance and Volkswagen Group each represented 3% or more of our 2014 net sales. We supply and have expertise in all vehicle segments of the automotive market, and it is common for us to have content on multiple platforms with a single customer. Our sales content tends to be higher on those vehicle platforms and segments which offer more features and functionality. The popularity of particular vehicle platforms and segments varies over time and by regional market. We expect to continue to win new business at a greater rate than overall automotive industry production. In both our seating and electrical businesses, our low-cost global footprint provides a competitive advantage as our customers continue to move toward global vehicle platforms. In seating, we are a market leader in every automotive producing market in the world. Further, our global manufacturing and engineering expertise, competitive low-cost footprint, complete component capabilities, quality leadership and strong customer relationships provide us with a solid platform for future growth in this segment. In electrical, increasing demand for improved fuel efficiency, safety, connectivity, comfort and convenience and market share gains will support future sales growth. This content growth, as well as our customers’ continued emphasis on vehicle weight reduction, will require far more complex vehicle electrical architectures. Our significant experience designing and manufacturing highly integrated and standardized architectures that optimize size, performance and quality leaves us well positioned to take advantage of the growth in electrical content and the increasingly complex architectures.
Our customers typically award contracts several years before actual production is scheduled to start. Each year, the automotive manufacturers introduce new vehicles, update existing models and discontinue certain models and, recently, even complete brands. In this process, we may be selected as the supplier on a new model, we may continue as the supplier on an updated model or we may lose a new or updated model to a competitor. Our sales backlog reflects anticipated net sales from formally awarded new programs, less lost and discontinued programs. We measure our sales backlog based on contracts to be executed in the next three years. This measure includes the sales backlog at Eagle Ottawa and excludes the sales backlog at our non-consolidated joint ventures. As of January 2015, our 2015 to 2017 sales backlog is $2.0 billion, of which $0.7 billion relates to 2015, and $1.5 billion and $0.5 billion relate to seating and electrical, respectively. Our current sales backlog assumes volumes based on the independent industry projections of IHS Automotive as of December 2014 and a Euro exchange rate of $1.20 / Euro. This sales backlog is generally subject to a number of risks and uncertainties, including vehicle production volumes on new and replacement programs and foreign exchange rates, as well as the timing of production launches and changes in customer development plans. For additional information regarding risks that may affect our sales backlog, see Item 1A, "Risk Factors," and Part II — Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements."
Details on light vehicle production in certain key regions for 2014 and 2013 are provided below. Our actual results are impacted by the specific mix of products within each market, as well as other risks described in Item 1A, "Risk Factors."

(In thousands of units)	2014 (1)	2013 (1, 2)	% Change
Europe and Africa	20,512.5	19,837.3	3
North America	16,983.9	16,177.0	5
Asia	43,115.2	41,415.8	4
South America	3,586.5	4,311.1	(17)
Other	1,360.9	1,023.6	33
Total	85,559.0	82,764.8	3

China	21,258.7	19,419.7	9
India	3,569.0	3,622.2	(1)
Brazil	2,963.4	3,456.7	(14)
Russia	1,732.4	2,064.8	(16)

(1)	Production data based on IHS Automotive for vehicle weights up to 3.5 tons.

(2)	Production data for 2013 has been updated to reflect actual production levels.
Available Information on our Website
Our website address is http://www.lear.com. We make available on our website, free of charge, the periodic reports that we file with or furnish to the Securities and Exchange Commission ("SEC"), as well as all amendments to these reports, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. We also make available on our website or in printed form upon request, free of charge, our Corporate Governance Guidelines, Code of Business Conduct and Ethics (which includes specific provisions for our executive officers), charters for the standing committees of our Board of Directors and other information related to the Company. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Report.
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
Seating Segment
Lear is a recognized global leader in complete automotive seat systems and key individual seat component parts. The seating segment consists of the design, development, engineering, just-in-time assembly and delivery of complete seat systems, as well as the design, development, engineering and manufacture of all major seat components, including seat structures and mechanisms, seat covers and surface materials such as fabric and leather, seat foam and headrests. We produce seat systems that are fully assembled and ready for installation in automobiles and light trucks. Seat systems are generally designed and engineered for specific vehicle models or platforms. We develop seat systems and components for all vehicle segments from compact cars to full-size sport utility vehicles. We are the world leader in luxury and performance automotive seating, providing craftsmanship, elegance in design, use of innovative materials and industry-leading technology required by the premium automakers, including Alfa Romeo Automobiles S.p.A., Audi AG, Automobili Lamborghini S.p.A., BMW, Cadillac, Ferrari S.p.A., Jaguar Land Rover, Lincoln, Maserati, Mercedes-Benz and Porsche AG.

We also produce components that comprise the seat assemblies, such as seat structures and mechanisms, seat trim covers and surface materials such as fabric and leather, headrests and seat foam. We have been pursuing a selective vertical integration strategy to enhance growth, improve quality, increase profitability and defend our current market position in just-in-time ("JIT") seat assembly. In this regard, we have expanded our seat cover operations, including precision cutting, assembly, sewing and lamination of seat fabric, in low-cost markets, entered the fabric business (through our acquisitions of New Trend™ and Guilford Performance Textiles), added industry-leading leather design, development and manufacturing capabilities (through our acquisition of Eagle Ottawa), expanded our precision engineered seat mechanism expertise and increased our foam capability through global expansion.
Our product strategy is to develop standardized seat structures and mechanisms that can be adapted to multiple segments to minimize investment costs. By incorporating these key components into our fully assembled seat systems, we are able to provide a higher quality product at a lower total cost.
A seat is an active part of the vehicle safety system. As a result of our innovative product design and technology capabilities, we are able to provide seats with enhanced safety and convenience features. Lear is an industry leader in the design and development of safety features in automotive seating with innovations, such as the active head restraint and seat structures that withstand collision impact well in excess of what is demanded by regulatory agencies.
We have developed products and materials to reduce cost and weight, improve product comfort, customization and styling, enhance safety and increase the usage of environmentally friendly materials. Our mini recliners and micro adjust tracks are lightweight seat mechanisms, which provide precision movement. Our Lear Crafted Comfort Connect™ and Advanced Comfort Systems™ are adjustable cushions, seat backs and side bolsters, which support correct posture and provide improved comfort and appearance. Our AventinoR leather and Guilford TeXstyle™ fabrics provide premium leather perforated for seat ventilation and customizable fabric engineered to improve the vehicle experience and durability. Our head restraints provide improved comfort and safety with adjustability. Our Dynamic Environmental Comfort Systems™ offer weight reductions of 30% — 40%, as compared to current foam seat designs, and utilize environmentally friendly materials, which reduce carbon dioxide emissions. Our SoyFoam™ seats, which are used by multiple global customers, are up to 24% renewable, as compared to non-renewable, petroleum-based foam seats.
Our seating component portfolio, combined with our unique design capabilities, allows us to provide our customers with superior craftsmanship and a high level of product durability and reliability, as well as a product that can be differentiated across all brands and platforms. Superior quality and customer service continue to be areas of competitive advantage for our seating business. We tied for the highest number of seats recognized in the 2014 J.D. Power and Associates Seat Quality and Satisfaction StudySM with four top three awards.
Our seat assembly facilities use lean manufacturing techniques, and our finished products are delivered to the automotive manufacturers on a JIT basis, matching our customers’ exact build specifications for a particular day and shift, thereby reducing inventory levels. These facilities are typically located adjacent to or near our customers’ manufacturing and assembly sites. Increasingly, we are utilizing component and sub-assembly designs that allow us to drive higher efficiencies in our seat assembly facilities and further integrate certain assembly activities with our core component manufacturing operations. Our seat components, including recliner mechanisms, seat tracks and seat trim covers, are manufactured in batches, typically utilizing facilities in low-cost regions. The principal raw materials used in our seat systems, including steel, foam chemicals, leather hides and yarn, are generally available and obtained from multiple suppliers under various types of supply agreements. Fabric, foam, seat structures and mechanisms and certain other components are either manufactured by us internally or purchased from multiple suppliers under various types of supply agreements. The majority of the steel used in our products is comprised of fabricated components that are integrated into a seat system, such as seat frames, recliner mechanisms, seat tracks and other mechanical components. Therefore, our exposure to changes in steel prices is primarily indirect, through these purchased components. We utilize a combination of short-term and long-term supply contracts to purchase key components. We generally retain the right to terminate these agreements if our supplier does not remain competitive in terms of cost, quality, delivery, technology or customer support.

Financial Summary
A summary of revenues from external customers and other financial information for our seating segment is shown below. For additional information regarding the operating results of our seating segment, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations." For additional information regarding Lear’s total sales and long-lived assets by geographic area, as well as customer concentrations, see Note 12, "Segment Reporting," to the consolidated financial statements included in this Report. The top five customers of this segment are: General Motors, Ford, BMW, Volkswagen and Fiat Chrysler.

(In millions)	2014	2013	2012
Revenues from external customers	$13,310.6	$12,018.1	$11,029.6
Segment earnings (1)	655.2	576.9	661.7
Depreciation and amortization	199.8	181.3	152.6
Capital expenditures	268.9	288.5	290.7
Total assets	4,855.6	4,640.0	4,341.9

(1)
As discussed in Note 2, "Summary of Significant Accounting Policies — Segment Reporting," segment earnings represents pretax income before equity in net income of affiliates, interest expense and other expense.

Competition
We are one of only two independent seat suppliers with global scale and the capability to design, develop, manufacture and deliver complete seat systems and components in every major automotive producing market in the world. Based on independent market studies and management estimates, we believe that we hold a #2 position globally on the basis of revenue with strong positions in all major markets. We estimate the global seat systems market at more than $62 billion in 2014. We believe that we are also among the leading suppliers of various components produced for complete seat systems.
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
For additional factors that may impact our seating segment’s business, financial condition, operating results and/or cash flows, see Item 1A, "Risk Factors."
Electrical Segment
The electrical segment consists of the design, development, engineering, manufacture, assembly and supply of electrical distribution systems and components for light vehicles globally. The increasing consumer demand for additional features and functionality and the need for improved fuel efficiency are driving an increase in vehicle electrical content and changes in vehicle electrical architectures. Furthermore, connectivity requirements are growing as vehicles increase communications with cellular networks, satellites and other vehicles in the grid. Vehicles are effectively becoming a smart device on wheels as the automobile is increasingly becoming a connected platform to various types of communication networks. We expect these trends to continue.
As the number of electrical features and electronically controlled functions on a vehicle increases, the complexity and need to improve the efficiency of the vehicle’s electrical architecture also increase. Electrical content growth is increasing the complexity of every aspect of the vehicle electrical architecture as more and more signals need to be managed. With more circuits required to support the added content, it is becoming more important to reduce weight by working with new materials and developing more efficient architectures. We are able to provide our customers with design and engineering solutions involving manufactured systems, modules and components that optimally integrate a vehicle’s entire electrical distribution system, consisting of wiring, terminals and connectors, junction boxes and electronic modules. This integration can reduce the overall system cost and weight by reducing the number of wires, terminals and connectors and modules normally required to manage electrical power and signal distribution within a vehicle. For example, our Solid State Smart Junction Box™ enables increased functionality, while delivering up to a 70% reduction in packaging size and weight and up to a 35% reduction in wire gauge due to increased circuit protection reliability. To achieve these results, our Solid State Junction Box™ integrates advancements in terminal and connector technology, junction box and electronic control module capability and complete electrical distribution system expertise.
Not only are electrical features and electronically controlled functions increasing on the vehicle, but the number and types of communication signals received and transmitted by the vehicle are also increasing. These wireless signals are increasingly utilized to support multiple vehicle functions and need to be managed and distributed within the vehicle electrical architecture. This includes standard radio frequency, Bluetooth signals and cellular, satellite and traffic infrastructure networks, as well as new emergent protocols, such as dedicated short range communication. Managing the speed and quality of the receipt and transmission of these signals, both within and outside of the vehicle, is an emerging challenge for suppliers of complete electrical distribution systems and architectures.
We have focused and aligned our product offerings to provide the complete electrical distribution system of the vehicle. Our electrical product offering spans four primary product areas: wire harnesses, terminals and connectors, junction boxes and electronic control modules and advanced efficiency systems.
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
Wire harness assemblies are a collection of individual circuits fabricated from raw and insulated wire, which is automatically cut to length and terminated during the manufacturing process. Individual circuits are assembled together on a jig or table, inserted into connectors and wrapped or taped to form wire harness assemblies. The assembly process is labor intensive, and as a result, production is generally performed in low-cost labor sites in Mexico, Honduras, Eastern Europe, Africa, China, the Philippines, Brazil and Thailand. Terminals and connectors are currently manufactured in Germany, China, Eastern Europe and the United States. With the exception of certain terminals and connectors, the materials that we use to manufacture wire harness assemblies are substantially purchased from suppliers, including extruded and insulated wire and cable. The majority of our copper purchases are comprised of extruded wire and cable that we integrate into electrical wire harnesses and are generally subject to price index agreements with our customers.
We also manufacture junction boxes and electronic control modules, which are connected to the wire harness assemblies. Junction boxes are manufactured in Mexico, Northern Africa, Europe, China and the Philippines with a proprietary, capital-intensive assembly process using printed circuit boards, a portion of which are purchased from third-party suppliers. Certain materials, particularly certain specialized electronic components, are available from a limited number of suppliers. Proprietary features have been developed to improve the function of these junction boxes in harsh environments, including high temperatures and humidity. Electronic control modules control various electronic functions within the vehicle. These modules either consolidate multiple functions into a single module or focus on a specific function, such as the door zone control module, which controls features, such as window lift, door lock and power mirrors. We assemble these modules using high-speed surface mount placement equipment in Mexico, China, the Philippines, Morocco, Spain and Germany.
As electronic control modules are increasingly centralized and integrated, we have developed "smart junction boxes," which are junction boxes augmented with integrated electronic functionality that otherwise would be contained in other body control modules. The integration of functionality in our smart junction boxes eliminates interconnections, increases overall system reliability and can reduce the number of electronic modules within the vehicle. This can lead to reduced weight, cost and complexity. Similarly, we develop and produce gateway modules, which facilitate secure access to, and communication with, all of the vehicle systems at a central point and translate various signals to facilitate data exchange across vehicle domains. The higher level of complexity and processing power in these electronic control modules is driving rapid increases in software requirements associated with these modules. Accordingly, we continue to build our knowledge and capabilities in software in order to design and develop more complex and integrated electronic control modules capable of more efficiently managing the distribution of power and data signals through the vehicle.
We offer wireless functionality in both integrated and stand-alone modules, which send and receive signals using radio frequency technology. Our wireless systems include passive entry systems, remote keyless entry and dual range/dual function remote keyless entry systems. Passive entry systems allow the vehicle operator to unlock the door without using a key or physically activating a remote keyless module. Dual range/dual function remote keyless entry systems allow a single transmitter to perform multiple functions. We also have 2-way remote keyless entry systems that enable the vehicle to provide information to the user, such as verification that the doors have locked or that the engine has started, as well as other operational information. We believe that our expertise in radio frequencies is a unique capability that is becoming more important as it separates Lear from many other electrical distribution suppliers. We are well suited to pursue connectivity business because of this expertise in wireless connections, which are increasingly being utilized to manage information and driver interaction with the vehicle.
Our product offerings also include lighting control modules, which provide the electronic control logic and diagnostics for increasingly advanced and complex vehicle lighting systems. We supply LED lighting control systems for vehicle interiors and exteriors. The audio segment includes amplifiers and complete vehicle sound system development capability.
The emergence and continued development of alternative energy powertrains, including electric, hybrid electric and other technologies, is driving growth in high-power electrical systems and components. Hybrid and electric vehicles incorporate both high power and low power components. As a result, they offer a significant content opportunity with the potential to more than double the electrical content per vehicle.
Our Advanced Efficiency Systems Global Center of Excellence, in Southfield, Michigan, supports growth opportunities globally in the hybrid and electric vehicle market and is dedicated to the development of high-power and hybrid electrical systems and components, including wiring, terminals and connectors and power electronics. A high power application center with full development capabilities is also located in Valls, Spain. We are supplying, or will supply, high voltage wire harnesses, battery monitoring systems, high voltage terminals and connectors and battery chargers for new models from Daimler, Renault-Nissan, General Motors (including the Chevrolet Volt and Cadillac ELR extended range electric vehicles), BMW, Jaguar Land Rover and Fiat Chrysler. We believe that our expertise in high power electrical distribution systems will provide additional growth opportunities going forward.
Financial Summary
A summary of revenues from external customers and other financial information for our electrical segment is shown below. For additional information regarding the operating results of our electrical segment, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations." For additional information regarding Lear’s total sales and long-lived assets by geographic area, as well as customer concentrations, see Note 12, "Segment Reporting," to the consolidated financial statements included in this Report. The top five customers of this segment are: Ford, General Motors, Jaguar Land Rover, Renault-Nissan and BMW.

(In millions)	2014	2013	2012
Revenues from external customers	$4,416.7	$4,215.9	$3,537.4
Segment earnings (1)	556.6	414.3	254.9
Depreciation and amortization	103.3	96.4	78.4
Capital expenditures	138.4	163.4	158.1
Total assets	1,609.9	1,658.3	1,432.2

(1)
As discussed in Note 2, "Summary of Significant Accounting Policies — Segment Reporting," segment earnings represents pretax income before equity in net income of affiliates, interest expense and other expense.

Competition
We estimate the global target market for our electrical business to be approximately $68 billion. We are one of only four suppliers with complete electrical distribution system and component capabilities in every major automotive producing region in the world. Our major competitors in this segment include Delphi Automotive PLC, Sumitomo Corporation and Yazaki Corporation.
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

•
Wire harnesses — In addition to industry leading capability in the delivery of wire harnesses, our technology includes expertise in the design and use of alternative conductor materials, such as aluminum, copper-clad steel and other hybrid alloys. Alternative conductor materials enable the use of ultra small gauge conductors, which reduce the weight and packaging size of electrical distribution systems. We were the first to implement copper-clad steel cabling in series production, and we have developed small gauge aluminum termination capabilities. Reductions in weight and size support our customers’ efforts to reduce the overall weight of the vehicle in order to meet fuel efficiency standards. Our expertise in terminals and connectors technology facilitates our ability to implement these small gauge and alternative alloy conductors.

•
Terminals and connectors — We provide a broad set of terminals and connectors to the market and are developing advanced capabilities in aluminum terminals and aluminum wire termination, ultra small gauge termination and high voltage terminals and connectors. We have developed high packaging density in-line connectors and new small gauge terminals that will enable wire gauge reduction and provide our customers with lower weight and lower cost solutions. Our high voltage terminals and connectors are a part of our advanced efficiency systems capabilities, and we have established a leading capability in power density (power per packaging size) that is being adopted by multiple automakers.

Our expertise in terminals and connectors has also directly contributed to our smart junction box technology, specifically the development of surface mount connectors that reduce package size and weight through integrated thermal management.

•
Junction boxes and electronic control modules — We are a market leader in smart junction box technology and will begin production of our Automotive News PACE Award winning Solid State Smart Junction Box™ in 2016. We continue to refine our smart junction box technology, including the development of aluminum printed circuit boards, to reduce size and weight and to provide the potential for meaningful cost reduction in the electrical system. Importantly, this technology also enables the integration of additional feature content into the smart junction box. We are also a leader in gateway module technology, which serves as a secure portal into all of the various systems in the vehicle. We are further developing capabilities to enable our gateway and other electronic control modules to efficiently and securely manage the increasing amount of both wired and wireless signals running throughout, as well as within and outside of, the vehicle.

Our wireless capability includes expertise in the development of radio frequency systems. We have developed world class, industry leading wireless products, such as lower-cost passive entry systems with improved security and features and our 2-way remote keyless entry systems that enable the vehicle to provide feedback to the consumer, such as verification that the doors have locked or that the engine has started.
Our LED lighting control expertise includes interior and exterior applications. We have developed advanced technology electronic controls in this area, including a Matrix LED Control System capable of individually dimming and switching on/off up to 100 LEDs. This system, which goes into production in 2016, will enable steerable light beams and other advanced lighting features and can be paired with driver assistance system sensors to enable other enhancements, such as automatic high beam management and obstacle highlighting.

Additionally, we have expertise in premium audio amplifiers and advanced audio tuning and have developed a number of other innovative products and features focused on increasing value to our customers, such as wireless in-vehicle charging for hand-held devices and various interior function controls.
Software is an increasingly critical aspect of our electrical business. Software capabilities are becoming more important in the management of complex and highly sophisticated electrical architectures. Software in the vehicle is rapidly growing as a key element of technological innovation and a cost effective way to provide new features and functions. We currently employ over 500 software engineers globally and are pursuing expansion of specialized capabilities in vehicle networking, encryption, cybersecurity and connectivity protocols.

•
Advanced efficiency systems — We have products and technologies that enable the varying degrees of powertrain electrification being employed by automakers today from mild hybrids to full electric vehicles. They include on-board charging systems, charge cord sets, high voltage electrical distribution systems and battery monitoring technology. We are also providing advanced high voltage component technologies, such as terminals, connectors and bus bars. Our systems and components have achieved industry leading efficiency, packaging and reliability. We have over 500 patents and patents pending in advanced efficiency systems.

For additional factors that may impact our electrical segment’s business, financial condition, operating results and/or cash flows, see Item 1A, "Risk Factors."
Seasonality
Our principal operations are directly related to the automotive industry. Consequently, we may experience seasonal fluctuations to the extent automotive vehicle production slows, such as in the summer months when many customer plants close for model year changeovers, in December when many customer plants close for the holidays and during periods of high vehicle inventory. See Note 14, "Quarterly Financial Data," to the consolidated financial statements included in this Report.
Customers
We serve the worldwide automotive and light truck market, which produced approximately 85.6 million vehicles in 2014. We have automotive content on over 300 vehicle nameplates worldwide and serve all of the world’s major automotive manufacturers.
In 2014, General Motors and Ford, two of the largest automotive and light truck manufacturers in the world, accounted for 22% and 21% of our net sales, respectively. In addition, BMW accounted for approximately 11% of our net sales. We supply and have expertise in all vehicle segments of the automotive market, and it is common to have content on multiple platforms with a single customer. For further information related to our customers and domestic and foreign sales and operations, see Note 12, "Segment Reporting," to the consolidated financial statements included in this Report.
We receive purchase orders from our customers that generally provide for the supply of a customer’s annual requirements for a particular vehicle model and assembly plant, or in some cases, for the supply of a customer’s requirements for the life of a particular vehicle model, rather than for the purchase of a specified quantity of products. Although most purchase orders may be terminated by our customers at any time, such terminations have been minimal and have not had a material impact on our operating results. We are subject to risks that an automotive manufacturer will produce fewer units of a vehicle model than anticipated or that an automotive manufacturer will not award us a replacement program following the life of a vehicle model. To reduce our reliance on any one vehicle model, we produce automotive systems and components for a broad cross-section of both new and established models. However, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating performance. Our net sales for the year ended December 31, 2014, consisted of 16% compact, 46% mid-size, 22% full-size/luxury and 16% full frame and were comprised of 55% cars and 45% light trucks.
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
Our agreements with our major customers generally provide for an annual productivity price reduction. Historically, cost reductions through product design changes, increased manufacturing productivity and similar programs with our suppliers have generally offset these customer-imposed price reduction requirements. However, raw material, energy and commodity costs can be volatile. Although we have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity environment. In addition, we are exposed to increasing market risk associated with fluctuations in foreign exchange as a result of our low-cost footprint and vertical integration strategies. We use derivative financial instruments to reduce our exposure to fluctuations in foreign exchange rates. For additional information regarding our foreign exchange and commodity price risk, see Part II — Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition — Foreign Exchange" and "— Commodity Prices."
Employees
As of December 31, 2014 and 2013, our employment levels worldwide were approximately as follows:

Region	2014	2013
United States and Canada	9,800	9,200
Mexico	41,000	39,700
Central and South America	11,200	13,000
Europe and Africa	43,200	39,600
Asia	20,000	20,800
Total	125,200	122,300
A substantial number of our employees are members of unions or national trade organizations. We have collective bargaining agreements with several North American unions, including the United Auto Workers, Unifor, International Brotherhood of Electrical Workers and Workers United. Each of our unionized facilities in the United States and Canada has a separate collective bargaining agreement with the union that represents the workers at such facility, with each such agreement having an expiration date that is independent of the other agreements. The majority of our employees in Mexico and Europe are members of industrial trade union organizations or confederations within their respective countries. Many of these organizations and confederations operate under national contracts, which are not specific to any one employer. We have occasionally experienced labor disputes at our plants. We have been able to resolve all such labor disputes and believe our relations with our employees are generally good.
See Item 1A, "Risk Factors — A significant labor dispute involving us or one or more of our customers or suppliers or that could otherwise affect our operations could adversely affect our financial performance," and Part II — Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements."
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
We have numerous registered trademarks in the United States and in many foreign countries. The most important of these marks include LEAR CORPORATIONR (including our stylized version thereof) and LEARR, which are widely used in connection with our products and services. Our other principal brands include GUILFORDTM and EAGLE OTTAWAR. AVENTINOR leather, PROACTIVE POSTURETM seating, ProTecR active head restraints, STRUCTURETM systems and TeXstyle™ fabrics are some of the other trademarks used in connection with certain of our product lines.
We will continue to dedicate resources to engineering and development. Engineering and development costs incurred in connection with the development of new products and manufacturing methods within one year of launch, to the extent not recoverable from our customers, are charged to cost of sales as incurred. Such costs are charged to selling, general and administrative expenses when incurred more than one year prior to launch. Engineering and development costs charged to selling, general and administrative expenses totaled approximately $102 million, $108 million and $104 million for the years ended December 31, 2014, 2013 and 2012, respectively. Engineering and development costs for which reimbursement is contractually guaranteed by our customers are capitalized. Engineering and development costs capitalized totaled approximately $232 million, $202 million and $202 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Environmental Matters
We are subject to local, state, federal and foreign laws, regulations and ordinances which govern activities or operations that may have adverse environmental effects and which impose liability for clean-up costs resulting from past spills, disposals or other releases of hazardous wastes and environmental compliance. For a description of our outstanding environmental matters and other legal proceedings, see Note 11, "Commitments and Contingencies," to the consolidated financial statements included in this Report.
In addition, our customers are subject to significant environmentally focused state, federal and foreign laws and regulations that regulate vehicle emissions, fuel economy and other matters related to the environmental impact of vehicles. To the extent that such laws and regulations ultimately increase or decrease automotive vehicle production, such laws and regulations would likely impact our business. See Item 1A, "Risk Factors."
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
As of December 31, 2014, we had 23 operating joint ventures located in seven countries. Of these joint ventures, seven are consolidated and sixteen are accounted for using the equity method of accounting. Fifteen of the joint ventures operate in Asia, seven operate in North America (including one that is dedicated to serving Asian automotive manufacturers) and one operates in Europe. Net sales of our consolidated joint ventures accounted for approximately 10% of our net sales in 2014. As of December 31, 2014, our investments in non-consolidated joint ventures totaled $172 million.

A summary of our non-consolidated operating joint ventures, including ownership percentages, is shown below. For further information related to our joint ventures, see Note 5, "Investments in Affiliates and Other Related Party Transactions," to the consolidated financial statements included in this Report.

Country	Name	Ownership Percentage
China	Shanghai Lear STEC Automotive Parts Co., Ltd.	55%
China	Beijing BAI Lear Automotive Systems Co., Ltd.	50
China	Beijing Lear Automotive Electronics and Electrical Products Co., Ltd.	50
China	Jiangxi Jiangling Lear Interior Systems Co., Ltd.	50
China	Lear Dongfeng Automotive Seating Co., Ltd.	50
China	Changchun Lear FAWSN Automotive Electrical and Electronics Co., Ltd.	49
China	Changchun Lear FAWSN Automotive Seat Systems Co., Ltd.	49
China	Beijing Lear Dymos Automotive Systems Co., Ltd.	40
Honduras	Honduras Electrical Distribution Systems S. de R.L. de C.V.	49
India	Dymos Lear Automotive India Private Limited	35
Korea	Dong Kwang Lear Yuhan Hoesa	50
Spain	Industrias Cousin Freres, S.L.	50
United States	Kyungshin-Lear Sales and Engineering LLC	49
United States	eLumigen, LLC	30
United States	RevoLaze, LLC	20
United States	HB Polymer Company, LLC	10
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
Raw material, energy and commodity costs can be volatile. Although we have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity environment. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control. If the costs of raw materials, energy, commodities and product components increase or the availability thereof is restricted, it could adversely affect our financial condition, operating results and cash flows.

•	Adverse developments affecting or the financial distress of one or more of our suppliers could adversely affect our financial performance.
We obtain components and other products and services from numerous Tier 2 automotive suppliers and other vendors throughout the world. We are responsible for managing our supply chain, including suppliers that may be the sole sources of products that we require, that our customers direct us to use or that have unique capabilities that would make it difficult and/or expensive to re-source. In certain instances, entire industries may experience short-term capacity constraints. Additionally, our production capacity, and that of our customers and suppliers, may be adversely affected by natural disasters. Any such significant disruption could adversely affect our financial performance. Furthermore, unfavorable economic or industry conditions could result in financial distress within our supply base, thereby increasing the risk of supply disruption. Although market conditions generally have improved in recent years, uncertainty remains and another economic downturn or other unfavorable industry conditions in one or more of the regions in which we operate could cause a supply disruption and thereby adversely affect our financial condition, operating results and cash flows.

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
As a result of our global presence, a significant portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. We have substantial manufacturing and distribution facilities in many foreign countries, including Mexico and countries in Africa, Asia, Central and South America and Europe. International operations are subject to certain risks inherent in doing business abroad, including:

•	exposure to local economic conditions;

•	political, economic and civil instability and uncertainty (including acts of terrorism, civil unrest, drug-cartel related and other forms of violence and outbreaks of war);

•	labor unrest;

•	expropriation and nationalization;

•	currency exchange rate fluctuations, currency controls and the ability to economically hedge currencies;

•	withholding and other taxes on remittances and other payments by subsidiaries;

•	investment restrictions or requirements;

•	repatriation restrictions or requirements;

•	export and import restrictions and increases in duties and tariffs;

•	increases in working capital requirements related to long supply chains; and

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
We operate in a highly competitive industry. We and most of our competitors are seeking to expand market share with new and existing customers, including in Asia and other potential high growth regions. Our customers award business based on, among other things, price, quality, service and technology. Our competitors’ efforts to grow market share could exert downward pressure on our product pricing and margins. In addition, the success of portions of our business requires us to develop and/or incorporate leading technologies. Such technologies are subject to rapid obsolescence. Our inability to maintain access to these technologies (either through development or licensing) may adversely affect our ability to compete. If we are unable to differentiate our products or maintain a low-cost footprint, we may lose market share or be forced to reduce prices, thereby lowering our margins. Any such occurrences could adversely affect our financial condition, operating results and cash flows.

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
A substantial number of our employees and the employees of our largest customers and suppliers are members of industrial trade unions and are employed under the terms of various labor agreements. We have labor agreements covering approximately 57,000 employees globally. In the United States and Canada, each of our unionized facilities has a separate collective bargaining agreement with the union that represents the workers at such facility, with each such agreement having an expiration date that is independent of the other agreements. Labor agreements covering approximately 79% of our unionized work force, including approximately 1% of our unionized workforce in the United States and Canada, are scheduled to expire during 2015. There can be no assurances that future negotiations with the unions will be resolved favorably or that we will not experience a work stoppage or disruption that could adversely affect our financial condition, operating results and cash flows. A labor dispute involving us, any of our customers or suppliers or any other suppliers to our customers or that otherwise affects our operations, or the inability by us, any of our customers or suppliers or any other suppliers to our customers to negotiate, upon the expiration of a labor agreement, an extension of such agreement or a new agreement on satisfactory terms could adversely affect our financial condition, operating results and cash flows. In addition, if any of our significant customers experience a material work stoppage, the customer may halt or limit the purchase of our products. This could require us to shut down or significantly reduce production at facilities relating to such products, which could adversely affect our business and harm our profitability.

•
Our existing indebtedness and the inability to access capital markets could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance.

As of December 31, 2014, we had approximately $1.7 billion of outstanding indebtedness, as well as $1.25 billion available for borrowing under our revolving credit facility. The debt instruments governing our indebtedness contain covenants that may restrict our business activities or our ability to execute our strategic objectives, and our failure to comply with these covenants could result in a default under our indebtedness. We also lease certain buildings and equipment under non-cancelable lease agreements with terms exceeding one year, which are accounted for as operating leases. Additionally, any downgrade in the ratings that rating agencies assign to us and our debt may ultimately impact our access to capital markets. Our inability to generate sufficient cash flow to satisfy our debt and lease obligations, to refinance our debt obligations or to access capital markets on commercially reasonable terms could adversely affect our financial condition, operating results and cash flows.

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
Our financial performance depends, in part, on our ability to successfully execute our strategic objectives. Our strategy is to deliver superior long-term shareholder value by investing in our business to grow and improve our competitive position, while maintaining a strong and flexible balance sheet and returning cash to our shareholders. Specific elements of this strategy have been the restructuring of our manufacturing and engineering footprint to improve our competitive position, the expansion of our component capabilities through organic investment and acquisitions, growth in new and emerging markets and support of our customers' growth and global platform initiatives and the increased diversification of our business with a more balanced regional, customer and vehicle segment mix. Various factors, including the industry environment and the other matters described herein and in Part II — Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," including "— Forward-Looking Statements," could adversely affect our ability to execute our strategic objectives. With respect to investments, these risks include our failure to identify suitable opportunities for organic investment and/or acquisitions, our inability to successfully develop such opportunities or complete such acquisitions or our inability to successfully utilize or integrate the investments in our operations. Our failure to execute our strategic objectives could adversely affect our financial condition, operating results and cash flows. Moreover, there can be no assurances that, even if implemented, our strategic objectives will be successful.

•	A disruption in our information technology systems, including a disruption related to cybersecurity, could adversely affect our financial performance.
We rely on the accuracy, capacity and security of our information technology systems. Despite the security measures that we have implemented, including those measures related to cybersecurity, our systems could be breached or damaged by computer viruses, natural or man-made incidents or disasters or unauthorized physical or electronic access. A breach could result in business disruption, theft of our intellectual property, trade secrets or customer information and unauthorized access to personnel information. To the extent that our business is interrupted or data is lost, destroyed or inappropriately used or disclosed, such disruptions could adversely affect our competitive position, relationships with our customers, financial condition, operating results and cash flows. In addition, we may be required to incur significant costs to protect against the damage caused by these disruptions or security breaches in the future.

•	A significant product liability lawsuit, warranty claim or product recall involving us or one of our major customers could adversely affect our financial performance.
In the event that our products fail to perform as expected, whether allegedly due to our fault or that of one of our sub-suppliers, and such failure results in, or is alleged to result in, bodily injury and/or property damage or other losses, we may be subject to product liability lawsuits and other claims or we may be required or requested by our customers to participate in a recall or other corrective action involving such products. We also are a party to agreements with certain of our customers, whereby these customers may pursue claims against us for contribution of all or a portion of the amounts sought in connection with product liability and warranty claims. We carry insurance for certain product liability claims, but such coverage may be limited. We do not maintain insurance for product warranty or recall matters. In addition, we may not be successful in recovering amounts from third parties, including sub-suppliers, in connection with these claims. These types of claims could adversely affect our financial condition, operating results and cash flows.

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
We have significant U.S. net operating loss, capital loss and tax credit carryforwards (collectively, the "Tax Attributes"). Under federal tax laws, we can carry forward and use our Tax Attributes to reduce our future U.S. taxable income and tax liabilities until such Tax Attributes expire in accordance with the Internal Revenue Code of 1986, as amended (the "IRC"). Section 382 and Section 383 of the IRC provide an annual limitation on our ability to utilize our Tax Attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership, as defined under the IRC. We may experience a change in ownership in the future as a result of changes in our stock ownership that are beyond our control, and any such subsequent changes in ownership for purposes of the IRC could further limit our ability to use our Tax Attributes. Accordingly, any such occurrences could adversely affect our financial condition, operating results and cash flows.
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.

ITEM 2 – PROPERTIES
As of December 31, 2014, our operations were conducted through 219 facilities, some of which are used for multiple purposes, including 81 just-in-time manufacturing facilities, 104 dedicated component manufacturing facilities, 5 sequencing and distribution sites, 23 administrative/technical support facilities and 6 advanced technology centers, in 34 countries. Our corporate headquarters is located in Southfield, Michigan.
Of our 219 total facilities, which include facilities owned or leased by our consolidated subsidiaries, 92 are owned and 127 are leased with expiration dates ranging from 2015 through 2053. We believe that substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our current and expected manufacturing and distribution needs. See Part II — Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition."

SEATING
Argentina	Czech Republic	Indonesia	Mexico (continued)	South Africa	United States
Escobar, BA	Kolin	Cikarang	San Felipe, GU	East London	Arlington, TX
Ferreyra, CBA	Stribro	Italy	San Luis Potosi, SL	Port Elizabeth	Columbia City, IN
Brazil	France	Caivano, NA	Silao, GO	Rosslyn	Detroit, MI
Betim	Cergy	Cassino, FR	Toluca, MX	South Korea	Duncan, SC
Caçapava	Feignies	Grugliasco, TO	Villa Ahumada, CH	Gyeongju	Farwell, MI
Camaçari	Guipry	Melfi, PZ	Moldova	Spain	Hammond, IN
Gravatai	Troisvilles	Pozzo d’Adda, MI	Ungheni	Barcelona	Hebron, OH
Joinville	Germany	Malaysia	Morocco	Epila	Highland Park, MI
Pernambuco	Besigheim	Behrang Stesen	Tangier	Valdemoro	Louisville, KY
Canada	Bremen	Klang	Poland	Valencia	Kenansville, NC
Ajax, ON	Eisenach	Mexico	Legnica	Thailand	Montgomery, AL
Kitchener, ON	Ginsheim-	Aguascalientes, AG	Jaroslaw	Mueang Nakhon	Morristown, TN
Whitby, ON	Gustavsburg	Cuautlancingo, PU	Tychy	Ratchasima	Pine Grove, PA
China	Rietberg	Hermosillo, SO	Romania	Rayong	Rochester Hills, MI
Changchun	Wackersdorf	Juarez, CH	Iasi	United Kingdom	Roscommon, MI
Changshu	Sindelfingen	Mexico City, DF	Russia	Alfreton	Selma, AL
Chongqing	Hungary	Monclova, CO	Kaluga	Coventry	Tuscaloosa, AL
Liuzhou	Györ	Nuevo Casas	Nizhny Novgorod	Redditch	Wentzville, MO
Nanjing	Mór	Grandes, CH	St. Petersburg	Sunderland	Vietnam
Rui’an	India	Panzacola, TL	Slovak Republic		Hai Phong City
Shanghai	Chennai	Piedras Negras, CO	Presov
Shenyang	Halol	Ramos Arizpe, CO	Senec
Wuhan	Nasik	Saltillo, CO
Wuhu	Pune

ELECTRICAL
Argentina	Czech Republic	Honduras	Morocco	Romania	Thailand
Pacheco, BA	Vyskov	Naco	Kenitra	Campulung	Kabin Buri
Brazil	France	Hungary	Salé Al-Jadida	Pitesti	Tunisia
Navegantes	Hordain	Gödöllö	Tangier	Russia	Bir El Bey
China	Sandouville	Gyöngyös	Philippines	Volokolamsk	United States
Chongqing	Germany	India	LapuLapu City	South Africa	Plymouth, IN
Nanjing	Bersenbrueck	Pune	Poland	Port Elizabeth	Taylor, MI
Wuhan	Kronach	Mexico	Mielec	Spain	Traverse City, MI
Yangzhou	Saarlouis	Apodaca, NL		Almussafes
	Wismar	Chihuahua, CH		Valls
Juarez, CH

ADMINISTRATIVE/TECHNICAL
Australia	France	Germany (continued)	Japan	Philippines	Sweden
Essendon Fields	Vélizy-	Schwaig-Oberding	Hiroshima	LapuLapu City	Gothenburg
Brazil	Villacoublay	Sindelfingen	Kariya	Singapore	United Kingdom
São Paulo	Germany	Wolfsburg	Yokohama	South Korea	Coventry
China	Cologne	India	Mexico	Seoul	United States
Shanghai	Ginsheim-	Pune	Mexico City	Spain	El Paso, TX
Czech Republic	Gustavsburg	Italy	Netherlands	Valls	Southfield, MI
Brno	Remscheid	Grugliasco, TO	Hilversum		Wilmington, NC
Pilsen

ITEM 3 – LEGAL PROCEEDINGS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial or contractual disputes, product liability claims and environmental and other matters. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors." For a description of our outstanding material legal proceedings, see Note 11, "Commitments and Contingencies," to the consolidated financial statements included in this Report.
ITEM 4 – MINE SAFETY DISCLOSURES
None.
SUPPLEMENTARY ITEM – EXECUTIVE OFFICERS OF THE COMPANY
The following table sets forth the names, ages and positions of our executive officers. Executive officers are appointed annually by our Board of Directors and serve at the pleasure of our Board.

Name	Age	Position
Shari L. Burgess	56	Vice President, Treasurer and Chief Diversity Officer
Thomas A. DiDonato	56	Senior Vice President, Human Resources
Wendy L. Foss	57	Vice President, Corporate Controller and Chief Accounting Officer
Jay K. Kunkel	55	Senior Vice President and President, Asia-Pacific Operations
Terrence B. Larkin	60	Executive Vice President, Business Development, General Counsel and Corporate Secretary
Frank C. Orsini	42	Senior Vice President and President, Electrical
Raymond E. Scott	49	Executive Vice President and President, Seating
Matthew J. Simoncini	54	President and Chief Executive Officer
Melvin L. Stephens	59	Senior Vice President, Communications, Facilities and Corporate & Investor Relations
Jeffrey H. Vanneste	55	Senior Vice President and Chief Financial Officer
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

Jay K. Kunkel
Mr. Kunkel is the Company’s Senior Vice President and President, Asia-Pacific Operations, a position he has held since June 2013. Prior to joining the Company, Mr. Kunkel served as President Asia and as a Member of the Automotive Management Board for Continental A.G. since December 2007 and initially joined Continental A.G. in February 2005. Prior to joining Continental A.G., Mr. Kunkel served as a Director for SRP International Group Ltd. and held various positions of increasing responsibility at PricewaterhouseCoopers, Visteon, Mitsubishi and Chrysler.

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

Melvin L. Stephens
Mr. Stephens is the Company’s Senior Vice President, Communications, Facilities and Corporate & Investor Relations, a position he has held since April 2012. Mr. Stephens most recently served as the Company’s Senior Vice President, Communications, Human Resources and Investor Relations since September 2009. Previously, he served as the Company’s Vice President of Corporate Communications and Investor Relations since January 2002. Prior to joining the Company, Mr. Stephens worked for Ford Motor Company for 23 years and held various leadership positions in finance, business planning, corporate strategy, communications, sales and marketing and investor relations.

Jeffrey H. Vanneste
Mr. Vanneste is the Company’s Senior Vice President and Chief Financial Officer, a position he has held since March 2012. Prior to joining the Company, Mr. Vanneste served as Executive Vice President and Chief Financial Officer for International Automotive Components Group ("IAC") since January 2011 and as Chief Financial Officer for IAC North America since March 2007. Prior to joining IAC, Mr. Vanneste worked with the Company in positions of increasing responsibility over 15 plus years including: Vice President of Finance, European Operations, Vice President of Corporate Business Planning and Analysis, Vice President of Finance, Seating and Vice President of Finance for the Ford and GM Divisions. Prior to joining the Company in October 1991, he served as the assistant controller for Champagne-Webber, Inc. and as an audit senior for Coopers & Lybrand.

PART II
ITEM 5 – MARKET FOR THE COMPANY’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the New York Stock Exchange under the symbol "LEA."
The high and low sales prices per share of our common stock, based on the daily closing price as reported on the New York Stock Exchange, and the amount of our dividend declarations for 2014 and 2013 are shown below:

2014	Price Range of Common Stock		Cash Dividend Per Share
	High	Low
4th Quarter	$99.71	$78.22	$0.20
3rd Quarter	103.28	89.32	0.20
2nd Quarter	91.51	80.46	0.20
1st Quarter	84.02	71.97	0.20

2013	Price Range of Common Stock		Cash Dividend Per Share
	High	Low
4th Quarter	$83.11	$70.31	$0.17
3rd Quarter	73.00	61.19	0.17
2nd Quarter	61.03	50.98	0.17
1st Quarter	56.46	47.14	0.17
Dividends
Our Board of Directors declared quarterly cash dividends of $0.20 and $0.17 per share of common stock in 2014 and 2013, respectively.
We currently expect to pay quarterly cash dividends in the future, although such payments are at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors that our Board of Directors may consider at its discretion. In addition, our amended and restated credit agreement and the indenture governing our senior unsecured notes due 2020 place certain limitations on the payment of cash dividends. See Part II — Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements," and Note 6, "Debt," to the consolidated financial statements included in this Report.
Holders of Common Stock
The Transfer Agent and Registrar for our common stock is Computershare Trust Company, N.A., located in Canton, Massachusetts. On February 5, 2015, there were 101 registered holders of record of our common stock.
For certain information regarding our equity compensation plans, see Part III — Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information."
Common Stock Share Repurchase Program
Since the first quarter of 2011, our Board of Directors has authorized $2.25 billion in share repurchases under our common stock share repurchase program. On April 25, 2013, we entered into an accelerated stock repurchase ("ASR") agreement to repurchase $800 million of our common stock. On March 31, 2014, the ASR agreement ended, and on April 14, 2014, we paid approximately $55 million in cash to settle the transaction. Following the settlement of the ASR transaction, we completed an additional $356 million of share repurchases, and as of December 31, 2014, we have a remaining repurchase authorization of $339 million, which will expire in April 2016.

We may implement our share repurchases through a variety of methods, including open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which we will repurchase our outstanding common stock and the timing of such repurchases will depend upon our financial condition, prevailing market conditions, alternative uses of capital and other factors. In addition, our amended and restated credit agreement and the indenture governing our senior unsecured notes due 2020 place certain limitations on the repurchase of common shares. See Part II — Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements," Note 6, "Debt," and Note 9, "Capital Stock and Equity," to the consolidated financial statements included in this Report.

As of the date of this Report, we have paid $1.9 billion in aggregate for repurchases of our outstanding common stock, at an average price of $61.97 per share, excluding commissions and related fees, since the first quarter of 2011. A summary of the shares of our common stock repurchased during the fiscal quarter ended December 31, 2014, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (1)
September 28, 2014 through November 1, 2014	213,410	$91.10	213,410	$471.2
November 2, 2014 through November 29, 2014	921,209	93.54	921,209	385.0
November 30, 2014 through December 31, 2014	489,400	94.78	489,400	338.6
Total	1,624,019	$93.59	1,624,019	$338.6	(2)

(1)	Reflects the two-year common stock share repurchase authorization of $750 million, which commenced immediately following the completion of the ASR program referred to above.

(2)	Remaining authorization as of December 31, 2014.
Performance Graph
The following graph compares the cumulative total stockholder return from December 31, 2009, through December 31, 2014, for our common stock, the S&P 500 Index and a peer group(1) of companies that we have selected for purposes of this comparison. We have assumed that dividends have been reinvested, and the returns of each company in the S&P 500 Index and the peer group have been weighted to reflect relative stock market capitalization. The graph below assumes that $100 was invested on December 31, 2009, in each of our common stock, the stocks comprising the S&P 500 Index and the stocks comprising the peer group.

	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014
Lear Corporation	$100.00	$145.93	$118.93	$141.90	$247.89	$302.90
S&P 500	$100.00	$115.06	$117.48	$136.26	$180.38	$205.05
Peer Group (1)	$100.00	$169.66	$131.73	$159.01	$257.61	$289.51

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
ITEM 6 – SELECTED FINANCIAL DATA
The following statement of operations, statement of cash flows and balance sheet data were derived from our consolidated financial statements. Our consolidated financial statements for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, have been audited by Ernst & Young LLP. The selected financial data below should be read in conjunction with Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and the notes thereto included in this Report.

For the year ended December 31,	2014 (1)	2013 (2)	2012 (3)	2011 (4)	2010 (5)
Statement of Operations: (in millions)
Net sales	$17,727.3	$16,234.0	$14,567.0	$14,156.5	$11,954.6
Gross profit	1,492.8	1,299.7	1,217.5	1,193.2	1,018.3
Selling, general and administrative expenses	529.9	528.7	479.3	485.6	452.7
Amortization of intangible assets	33.7	34.4	33.0	28.0	27.2
Interest expense	67.5	68.4	49.9	39.7	55.4
Other expense, net (6)	74.3	58.1	6.4	24.2	34.2
Consolidated income before provision (benefit) for income taxes and equity in net income of affiliates	787.4	610.1	648.9	615.7	448.8
Provision (benefit) for income taxes	121.4	192.7	(638.0)	68.8	24.6
Equity in net income of affiliates	(36.3)	(38.4)	(30.3)	(23.5)	(37.2)
Consolidated net income	702.3	455.8	1,317.2	570.4	461.4
Net income attributable to noncontrolling interests	29.9	24.4	34.4	29.7	23.1
Net income attributable to Lear	$672.4	$431.4	$1,282.8	$540.7	$438.3

For the year ended December 31,	2014 (1)	2013 (2)	2012 (3)	2011 (4)	2010 (5)
Statement of Operations Data:
Basic net income per share attributable to Lear	$8.39	$5.07	$13.04	$5.21	$4.30
Diluted net income per share attributable to Lear	$8.23	$4.99	$12.85	$5.08	$4.05
Weighted average shares outstanding – basic	80,187,516	85,094,889	98,388,228	103,750,223	94,814,044
Weighted average shares outstanding – diluted	81,728,479	86,415,786	99,825,686	106,344,367	108,122,150
Dividends per share	$0.80	$0.68	$0.56	$0.50	$—
Statement of Cash Flows Data: (in millions)
Cash flows from operating activities	$927.8	$820.1	$729.8	$790.3	$621.9
Cash flows from investing activities	(780.6)	(403.9)	(687.9)	(303.2)	(192.1)
Cash flows from financing activities	(160.8)	(698.5)	(396.1)	(372.3)	(320.7)
Capital expenditures	424.7	460.6	458.3	329.5	193.3
Other Data (unaudited):
Ratio of earnings to fixed charges (7)	8.4x	6.8x	8.7x	10.1x	6.6x

As of or for the year ended December 31,	2014	2013	2012	2011	2010
Balance Sheet Data: (in millions)
Current assets	$5,379.6	$4,922.5	$4,873.5	$4,761.5	$4,385.5
Total assets	9,150.2	8,330.9	8,194.1	7,010.9	6,621.1
Current liabilities	3,957.8	3,579.1	3,216.9	3,063.5	2,818.5
Long-term debt	1,475.0	1,057.1	626.3	695.4	694.9
Equity	3,029.3	3,149.5	3,612.2	2,561.1	2,568.8
Other Data (unaudited):
Employees at year end	125,200	122,300	113,400	97,830	83,393
North American content per vehicle (8)	$399	$377	$370	$381	$339
North American vehicle production (in millions) (9)	17.0	16.2	15.4	13.1	11.9
European content per vehicle (10)	$341	$315	$283	$317	$284
European vehicle production (in millions) (11)	20.5	19.8	19.6	20.4	19.3

(1)
Results include $115.3 million of restructuring and related manufacturing inefficiency charges (including $0.5 million of fixed asset impairment charges), $5.3 million of transaction costs, $17.9 million loss on the extinguishment of debt, $0.8 million of losses related to affiliates and $149.1 million of net tax benefits primarily related to reductions in valuation allowances with respect to the deferred tax assets of certain foreign subsidiaries, reductions in tax reserves due to audit settlements, debt redemption costs, restructuring charges and various other items.

(2)
Results include $83.8 million of restructuring and related manufacturing inefficiency charges (including $9.2 million of fixed asset impairment charges), $3.0 million of costs related to a proxy contest, $7.3 million of losses and incremental costs related to the destruction of assets caused by a fire at one of our European production facilities, $3.6 million loss on the partial extinguishment of debt and $27.8 million of net tax benefits primarily related to restructuring, net changes in valuation allowances with respect to the deferred tax assets of certain foreign subsidiaries, the retroactive reinstatement of the U.S. research and development tax credit by the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013, and various other items.

(3)
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

(4)
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

(5)
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

(6)
Includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the disposal of fixed assets and other miscellaneous income and expense.

(7)
"Fixed charges" consist of interest on debt, amortization of deferred financing fees and that portion of rental expenses representative of interest. "Earnings" consist of consolidated income before provision (benefit) for income taxes and equity in the undistributed net income of affiliates and fixed charges.

(8)
"North American content per vehicle" is our net sales in North America divided by estimated total North American vehicle production. Content per vehicle data excludes business conducted through non-consolidated joint ventures. Content per vehicle data for 2013 has been updated to reflect actual production levels.

(9)
"North American vehicle production" includes car and light truck production for vehicle weights up to 3.5 tons in the United States, Canada and Mexico as provided by IHS Automotive for 2014, 2013 and 2012 and Ward’s Automotive for 2011 and 2010. Production data for 2013 has been updated to reflect actual production levels.

(10)
"European content per vehicle" is our net sales in Europe and Africa divided by estimated total European and African vehicle production. Content per vehicle data excludes business conducted through non-consolidated joint ventures. Content per vehicle data for 2013 has been updated to reflect actual production levels.

(11)
"European vehicle production" includes car and light truck production for vehicle weights up to 3.5 tons in Austria, Belarus, Belgium, Bosnia, Bulgaria, Czech Republic, Finland, France, Germany, Hungary, Italy, Morocco, Netherlands, Norway, Poland, Portugal, Romania, Russia, Serbia, Slovakia, Slovenia, South Africa, Spain, Sweden, Turkey, Ukraine and the United Kingdom as provided by IHS Automotive. Production data for 2013 has been updated to reflect actual production levels.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
We are a leading Tier 1 supplier to the global automotive industry. Our business spans all major automotive markets, and we supply seating and electrical distribution systems and related components to virtually every major automotive manufacturer in the world.
Our seating business consists of the design, development, engineering, just-in-time assembly and delivery of complete seat systems, as well as the design, development, engineering and manufacture of all major seat components, including seat structures and mechanisms, seat covers and surface materials such as fabric and leather, seat foam and headrests. Our electrical business consists of the design, development, engineering and manufacture of complete electrical distribution systems that route electrical signals and manage electrical power within a vehicle. Key components of our electrical business include wiring harnesses, terminals and connectors, junction boxes, battery chargers, electronic control modules and wireless control devices.
Our core capabilities are shared across component categories in both of our businesses, including high-precision manufacturing and assembly with short lead times, management of complex supply chains, global engineering and program management skills and a unique customer-focused culture. Our seating and electrical businesses both utilize proprietary, industry-specific processes and standards, leverage common low-cost engineering centers and share support from certain operating functions, such as logistics, supply chain management, quality and health and safety, as well as all major administrative functions. Major automotive manufacturers are the primary customers of both our seating and electrical businesses. As a result, both businesses benefit from synergies in cross-selling their respective products and managing global customer relationships.
We are focused on profitably growing and improving the competitiveness of both our seating and electrical businesses. Our strategy is to deliver superior long-term shareholder value by investing in our business to grow and improve our competitive position, while maintaining a strong and flexible balance sheet and returning cash to our shareholders. Specific elements of this strategy have been the restructuring of our manufacturing and engineering footprint to improve our competitive position, the expansion of our component capabilities through organic investment and acquisitions, growth in new and emerging markets and support of our customers' growth and global platform initiatives and the increased diversification of our business with a more balanced regional, customer and vehicle segment mix. These core elements will remain critical in combination with our strategic initiatives to increase value in both of our business segments.
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
Key trends affecting our business include forecasted global growth in automotive vehicle demand over the next several years, automotive manufacturers' increasing utilization of global vehicle platforms and directed component sourcing, increasing demand for connectivity and comfort and convenience features in vehicles, increasing demand for safety features and systems and stricter fuel economy and emission standards. We believe that our broad customer base and strong financial resources will allow us to capitalize on global growth in automotive vehicle production, while our low-cost engineering and global manufacturing capabilities will provide us with the ability to support our customers’ continued move to global vehicle platforms.
Global automotive industry production volumes improved 4% in 2013 from the prior year and another 3% in 2014 to a record 85.6 million units. North American industry production increased 5% in 2013 from the prior year and another 5% in 2014 to 17.0 million units. European and African industry production remains below the peak level of 22.3 million units in 2007 but did increase 1% in 2013 from the prior year and another 3% in 2014 to 20.5 million units. Asian industry production increased 5%

in 2013 from the prior year and another 4% in 2014 to 43.1 million units. South American industry production increased 7% in 2013 from the prior year but declined 17% in 2014 to 3.6 million units.
Sales in Europe and Africa accounted for approximately 40%, and sales in North America accounted for approximately 38%, of our net sales in 2014. Our ability to reduce the risks inherent in certain concentrations of business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall.
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
Our material cost as a percentage of net sales was 67.8% in 2014, as compared to 67.2% in 2013 and 67.8% in 2012. Raw material, energy and commodity costs can be volatile. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, financial hedges for certain commodities and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity environment. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See Part I — Item 1A, "Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance," and "— Forward-Looking Statements."
Financial Measures
In evaluating our financial condition and operating performance, we focus primarily on earnings, operating margins, cash flows and return on invested capital. In addition to maintaining and expanding our business with our existing customers in our more established markets, our expansion plans are focused primarily on emerging markets. Asia, in particular, continues to present significant growth opportunities, as major global automotive manufacturers implement production expansion plans and local automotive manufacturers aggressively expand their operations to meet increasing demand in this region. We currently have fifteen joint ventures with operations in Asia, as well as an additional joint venture in North America dedicated to serving Asian automotive manufacturers. We also have aggressively pursued this strategy by selectively increasing our vertical integration capabilities globally, as well as expanding our component manufacturing capacity in Asia, Brazil, Eastern Europe, Mexico and Northern Africa. Furthermore, we have expanded our low-cost engineering capabilities in India and the Philippines.
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
Acquisition
On January 5, 2015, we completed the acquisition of Everett Smith Group Ltd., the parent of Eagle Ottawa, LLC ("Eagle Ottawa"), the world's leading provider of leather for the automotive industry, with annual sales of approximately $1 billion. Eagle Ottawa was a privately-held company based in Auburn Hills, Michigan and has a reputation for superior quality, product innovation and craftsmanship. This acquisition will further strengthen our global seating business, enhance our position as the industry leader in luxury and performance automotive seating and complement our existing capabilities in the design and manufacturing of seat covers. The transaction has a value of approximately $850 million on a cash and debt free basis.

Operational Restructuring
In 2014, we incurred pretax restructuring costs of approximately $107 million and related manufacturing inefficiency charges of approximately $8 million. Any future restructuring actions will depend upon market conditions, customer actions and other factors.
For further information, see Note 4, "Restructuring," to the consolidated financial statements included in this Report.
Financing Transactions
Senior Notes
In November 2014, we issued $650 million in aggregate principal amount of 5.25% senior unsecured notes due 2025 (the "2025 Notes"). In January 2015, we used $350 million of the net proceeds from the offering, along with $500 million in borrowings under the term loan facility (see "— Credit Agreement" below), to finance the acquisition of Eagle Ottawa. The remaining proceeds will be used to redeem the remaining outstanding aggregate principal amount of our 8.125% senior unsecured notes due 2020 (the "2020 Notes") and for general corporate purposes, including the payment of fees and expenses associated with the acquisition of Eagle Ottawa and related financing transactions.
In March 2014, we refinanced certain of our outstanding indebtedness to lower our borrowing costs and extend our debt maturity profile. In March 2014, we issued $325 million in aggregate principal amount of 5.375% senior unsecured notes due 2024 (the "2024 Notes") and paid $327 million to redeem the remaining outstanding aggregate principal amount of our 7.875% senior unsecured notes due 2018 (the "2018 Notes") and 10% of the original aggregate principal amount of the 2020 Notes. In connection with these transactions, we recognized losses of approximately $18 million on the extinguishment of debt.
In January 2013, we issued $500 million in aggregate principal amount of 4.75% senior unsecured notes due 2023 (the "2023 Notes").
In both 2013 and 2012, we paid $72 million to redeem 10% of the original aggregate principal amount of the 2018 Notes and 2020 Notes and recognized a loss of approximately $4 million on the partial extinguishment of debt.
For further information, see "— Liquidity and Financial Condition — Capitalization — Senior Notes" and Note 6, "Debt," to the consolidated financial statements included in this Report.
Credit Agreement
In November 2014, we amended and restated our senior secured credit agreement (the "credit agreement") to, among other things, increase the borrowing capacity of our revolving credit facility from $1.0 billion to $1.25 billion, extend the maturity of the facility from January 30, 2018 to November 14, 2019, and establish a $500 million delayed-draw term loan facility (the "term loan facility"). In January 2015, we borrowed $500 million under the term loan facility in connection with the financing of the Eagle Ottawa acquisition. For further information, see "— Liquidity and Financial Condition — Capitalization — Credit Agreement" and Note 6, "Debt," to the consolidated financial statements included in this Report.
Share Repurchase Program and Quarterly Cash Dividend
Since the first quarter of 2011, our Board of Directors has authorized $2.25 billion in share repurchases under our common stock share repurchase program. On April 25, 2013, we entered into an accelerated stock repurchase ("ASR") agreement to repurchase $800 million of our common stock. On March 31, 2014, the ASR agreement ended, and on April 14, 2014, we paid approximately $55 million in cash to settle the transaction. Following the settlement of the ASR transaction, we completed an additional $356 million of share repurchases, and as of December 31, 2014, we have a remaining repurchase authorization of $339 million, which will expire in April 2016.
Our Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock in 2014.
For further information regarding our common stock share repurchase program, the ASR program and our quarterly dividends, see Item 5, "Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," "— Liquidity and Financial Condition — Capitalization" and Note 9, "Capital Stock and Equity," to the consolidated financial statements included in this Report.

Other Matters
In 2014, we recognized net tax benefits of $111 million primarily related to net reductions in valuation allowances with respect to the deferred tax assets of certain foreign subsidiaries and reductions in tax reserves due to audit settlements and net tax benefits of $38 million related to debt redemption costs, restructuring charges and various other items.
In 2013, we incurred costs of $3 million related to a proxy contest.
We incurred losses and incremental costs related to the destruction of assets caused by a fire at one of our European production facilities in the third quarter of 2011. During 2012, we reached a settlement for the recovery of such costs under applicable insurance policies. We recognized losses and incremental costs totaling $7 million and $35 million in 2013 and 2012, respectively. In addition, we recognized loss recoveries and insurance gains totaling $76 million in 2012.
In 2013, we recognized tax benefits of $30 million primarily related to reductions in valuation allowances with respect to the deferred tax assets of certain foreign subsidiaries and tax expense of $31 million primarily related to increases in valuation allowances in certain other jurisdictions. We also recognized net tax benefits of $26 million related to restructuring charges and various other items and $3 million related to the retroactive reinstatement of the U.S. research and development tax credit.
In 2012, we completed the acquisition of Guilford Mills ("Guilford"), which manufactures fabrics for the automotive and specialty markets, for approximately $244 million, net of cash acquired. We incurred transaction costs of approximately $6 million, primarily related to advisory services.
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
For further information, see Note 2, "Summary of Significant Accounting Policies — Impairment of Investments in Affiliates," Note 3, "Acquisitions," Note 7, "Income Taxes," and Note 11, "Commitments and Contingencies," to the consolidated financial statements included in this Report.
As discussed above, our results for the years ended December 31, 2014, 2013 and 2012, reflect the following items (in millions):

For the year ended December 31,	2014	2013	2012
Costs related to restructuring actions, including manufacturing inefficiencies of $8 million in 2014, $6 million in 2013 and $1 million in 2012	$115	$84	$56
Costs related to proxy contest	—	3	—
Acquisition and other related costs	5	—	6
Fees and expenses related to capital restructuring and other related matters	—	—	10
Losses and incremental costs (insurance recoveries), net related to the destruction of assets	—	7	(41)
Labor-related litigation claims	—	7	—
Losses on extinguishment of debt	18	4	4
(Gain) loss related to affiliates	1	—	(5)
Tax benefits, net	(149)	(28)	(764)
For further information regarding these items, see Note 2, "Summary of Significant Accounting Policies — Impairment of Investments in Affiliates," Note 3, "Acquisitions," Note 4, "Restructuring," Note 6, "Debt," Note 7, "Income Taxes," and Note 11, "Commitments and Contingencies," to the consolidated financial statements included in this Report. This section includes forward-looking statements that are subject to risks and uncertainties. For further information regarding these and other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see Part I — Item 1A, "Risk Factors," and "— Forward-Looking Statements."

Results of Operations
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

For the year ended December 31,	2014		2013		2012
Net sales
Seating	$13,310.6	75.1%	$12,018.1	74.0%	$11,029.6	75.7%
Electrical	4,416.7	24.9	4,215.9	26.0	3,537.4	24.3
Net sales	17,727.3	100.0	16,234.0	100.0	14,567.0	100.0
Cost of sales	16,234.5	91.6	14,934.3	92.0	13,349.5	91.6
Gross profit	1,492.8	8.4	1,299.7	8.0	1,217.5	8.4
Selling, general and administrative expenses	529.9	3.0	528.7	3.3	479.3	3.3
Amortization of intangible assets	33.7	0.2	34.4	0.2	33.0	0.2
Interest expense	67.5	0.3	68.4	0.4	49.9	0.4
Other expense, net	74.3	0.4	58.1	0.3	6.4	0.1
Provision (benefit) for income taxes	121.4	0.7	192.7	1.2	(638.0)	(4.4)
Equity in net income of affiliates	(36.3)	(0.2)	(38.4)	(0.2)	(30.3)	(0.2)
Net income attributable to noncontrolling interests	29.9	0.2	24.4	0.1	34.4	0.2
Net income attributable to Lear	$672.4	3.8%	$431.4	2.7%	$1,282.8	8.8%
Year Ended December 31, 2014, Compared With Year Ended December 31, 2013
Net sales for the year ended December 31, 2014 were $17.7 billion, as compared to $16.2 billion for the year ended December 31, 2013, an increase of $1.5 billion or 9%. New business and improved production volumes on key Lear platforms positively impacted net sales by $990 million and $747 million, respectively. These increases were partially offset by net foreign exchange rate fluctuations of $158 million.
Cost of sales in 2014 was $16.2 billion, as compared to $14.9 billion in 2013. The increase is primarily due to the impact of new business and improved production volumes on key Lear platforms, partially offset by the impact of net foreign exchange rate fluctuations.
Gross profit and gross margin were $1.5 billion and 8.4% of net sales in 2014, as compared to $1.3 billion and 8.0% of net sales in 2013. Favorable operating performance and the benefit of operational restructuring actions positively impacted gross profit by $300 million. Gross profit also benefited by $206 million from the impact of new business and improved production volumes on key Lear platforms. Selling price reductions and the changeover of key Lear platforms in our seating business negatively impacted gross profit by $287 million. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $530 million for the year ended December 31, 2014, as compared to $529 million for the year ended December 31, 2013. As a percentage of net sales, selling, general and administrative expenses were 3.0% in 2014, as compared to 3.3% in 2013, reflecting the increase in sales.
Engineering and development costs incurred in connection with the development of new products and manufacturing methods more than one year prior to launch, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses as incurred. Such costs totaled $102 million in 2014, as compared to $108 million in 2013. In certain situations, the reimbursement of pre-production engineering and design costs is contractually guaranteed by, and fully recoverable from, our customers and, therefore, is capitalized. We capitalized $232 million of such costs in 2014, as compared to $202 million in 2013.
Amortization of intangible assets was $34 million in 2014 and 2013.
Interest expense was $68 million in 2014 and 2013.
Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the disposal of fixed assets and other miscellaneous income and expense, was $74 million in 2014, as compared to $58 million in 2013. In 2014, we recognized a gain of $5 million related to a transaction with an affiliate and losses of $18 million related to the redemption of the remaining aggregate principal amount of our 2018 Notes and 10% of the original aggregate principal amount of our 2020 Notes. In 2014, other expense was negatively impacted by increases in non-income related taxes and foreign exchange losses of $5 million and $4 million, respectively. In 2013, we recognized losses of $4 million related to the redemption of 10% of the original aggregate principal amount of our 2018 Notes and 2020 Notes.
In 2014, the provision for income taxes was $121 million, representing an effective tax rate of 15.4% on pretax income before equity in net income of affiliates of $787 million. In 2013, the provision for income taxes was $193 million, representing an effective tax rate of 31.6% on pretax income before equity in net income of affiliates of $610 million.
In 2014 and 2013, the provision for income taxes was impacted by the level and mix of earnings among tax jurisdictions. The provision was also impacted by a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In 2014, we recognized net tax benefits of $111 million primarily related to net reductions in valuation allowances with respect to the deferred tax assets of certain foreign subsidiaries and reductions in tax reserves due to audit settlements and net tax benefits of $38 million related to debt redemption costs, restructuring charges and various other items. In 2013, we recognized tax benefits of $30 million primarily related to reductions in valuation allowances with respect to the deferred tax assets of certain foreign subsidiaries and tax expense of $31 million primarily related to increases in valuation allowances in certain other jurisdictions. We also recognized net tax benefits of $26 million related to restructuring charges and various other items and $3 million related to the retroactive reinstatement of the U.S. research and development tax credit. Excluding these items, the effective tax rate in 2014 and 2013 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
For information related to our valuation allowances, see "Other Matters — Significant Accounting Policies and Critical Accounting Estimates — Income Taxes."
Equity in net income of affiliates was $36 million for the year ended December 31, 2014, as compared to $38 million for the year ended December 31, 2013.
Net income attributable to Lear was $672 million, or $8.23 per diluted share, in 2014, as compared to $431 million, or $4.99 per diluted share, in 2013. Net income and diluted net income per share increased for the reasons described above. In addition, diluted net income per share was impacted by the decrease in average shares outstanding during 2014.
Reportable Operating Segments
We have two reportable operating segments: seating, which includes seats and related components, such as seat structures and mechanisms, seat covers and surface materials such as fabric and leather, seat foam and headrests, and electrical, which includes electrical distribution systems for both traditional powertrain vehicles, as well as high-power for hybrid and electric vehicles. Key components of our electrical business include wiring harnesses, terminals and connectors, junction boxes, battery chargers, electronic control modules and wireless control devices. The financial information presented below is for our two reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment. Corporate and regional headquarters costs include various support functions, such as information technology, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s pretax income before equity in net income of affiliates, interest expense and other expense ("segment earnings") and segment earnings divided by net sales ("margin") are not measures of performance under accounting principles generally accepted in the United States ("GAAP"). Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income attributable to Lear, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates, see Note 12, "Segment Reporting," to the consolidated financial statements included in this Report.

Seating –
A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

For the year ended December 31,	2014	2013
Net sales	$13,310.6	$12,018.1
Segment earnings (1)	655.2	576.9
Margin	4.9%	4.8%

(1)	See definition above.
Seating net sales were $13.3 billion for the year ended December 31, 2014, as compared to $12.0 billion for the year ended December 31, 2013, an increase of $1,293 million or 11%. Improved production volumes on key Lear platforms and new business positively impacted net sales by $721 million and $671 million, respectively. These increases were partially offset by the impact of net foreign exchange rate fluctuations of $102 million. Segment earnings, including restructuring costs, and the related margin on net sales were $655 million and 4.9% in 2014, as compared to $577 million and 4.8% in 2013. Segment earnings were favorably impacted by $288 million primarily as a result of favorable operating performance and the benefit of operational restructuring actions, improved production volumes of key Lear platforms and new business. These items were partially offset by $187 million related to selling price reductions and the changeover of key Lear platforms and $32 million related to higher restructuring costs.
Electrical –
A summary of financial measures for our electrical segment is shown below (dollar amounts in millions):

For the year ended December 31,	2014	2013
Net sales	$4,416.7	$4,215.9
Segment earnings (1)	556.6	414.3
Margin	12.6%	9.8%

(1)	See definition above.
Electrical net sales were $4.4 billion for the year ended December 31, 2014, as compared to $4.2 billion for the year ended December 31, 2013, an increase of $201 million or 5%. New business positively impacted net sales by $319 million. This increase was partially offset by the impact of selling price reductions and net foreign exchange rate fluctuations of $156 million. Segment earnings, including restructuring costs, and the related margin on net sales were $557 million and 12.6% in 2014, as compared to $414 million and 9.8% in 2013. Segment earnings were favorably impacted by $168 million as a result of improved operating performance. Selling price reductions were partially offset by the impact of new business.
Other –
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

For the year ended December 31,	2014	2013
Net sales	$—	$—
Segment earnings (1)	(282.6)	(254.6)
Margin	N/A	N/A

(1)	See definition above.
Segment earnings related to our other category were ($283) million in 2014, as compared ($255) million in 2013, reflecting higher incentive compensation expenses related to performance as compared to targets, as well as infrastructure costs to support the growth of our business in emerging markets.

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
Cost of sales in 2013 was $14.9 billion, as compared to $13.3 billion in 2012. The increase is primarily due to the impact of new business, improved production volumes on key Lear platforms and the full year impact of the Guilford acquisition.

Gross profit and gross margin were $1.3 billion and 8.0% of net sales in 2013, as compared to $1.2 billion and 8.4% of net sales in 2012. Gross profit was positively impacted by $185 million as a result of new business and improved production volumes on key Lear platforms. Gross profit also benefited from favorable operating performance and the benefit of operational restructuring actions of $152 million. Selling price reductions and the changeover of key Lear platforms in our seating business negatively impacted gross profit by $241 million. These factors had a corresponding impact on gross margin.

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

Amortization of intangible assets was $34 million in 2013, as compared to $33 million in 2012, reflecting the amortization of intangible assets related to the Guilford acquisition.

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
In 2013, the provision for income taxes was $193 million, representing an effective tax rate of 31.6% on pretax income before equity in net income of affiliates of $610 million. In 2012, the benefit for income taxes was $638 million, representing an effective tax rate of negative 98.3% on pretax income before equity in net income of affiliates of $649 million.
In 2013 and 2012, the provision (benefit) for income taxes was impacted by the level and mix of earnings among tax jurisdictions. The provision (benefit) was also impacted by a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In 2013, we recognized tax benefits of $30 million primarily related to reductions in valuation allowances with respect to the deferred tax assets of certain foreign subsidiaries and tax expense of $31 million primarily related to increases in valuation allowances in certain other jurisdictions. We also recognized net tax benefits of $26 million related to restructuring charges and various other items and $3 million related to the retroactive reinstatement of the U.S. research and development tax credit. In 2012, we recognized net tax benefits of $764 million, primarily related to the reversal of a valuation allowance on our deferred tax assets in the United States, as well as changes in valuation allowances in certain foreign countries, reductions in tax reserves due to audit settlements and various other items. As a result of the reversal of the valuation allowance on our deferred tax assets in the United States in 2012, the provision for income taxes in 2013 includes U.S. federal income tax expense at a rate of 35% with respect to our earnings in the United States. The benefit for income taxes in 2012 includes no U.S. federal income tax expense with respect to our earnings in the United States. Excluding these items, the effective tax rate in 2013 and 2012 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
For information related to our valuation allowances, see "Other Matters — Significant Accounting Policies and Critical Accounting Estimates — Income Taxes."
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
Net income attributable to Lear was $431 million, or $4.99 per diluted share, in 2013, as compared to $1.3 billion, or $12.85 per diluted share, in 2012. Net income and diluted net income per share decreased primarily due to the reversal of a valuation allowance on our deferred tax assets in the United States in 2012 and for the other reasons described above. In addition, diluted net income per share was impacted by the decrease in average shares outstanding during 2013.
Reportable Operating Segments
For a description of our reportable operating segments, see "Year Ended December 31, 2014, Compared with Year Ended December 31, 2013 — Reportable Operating Segments" above.
Seating –
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
Segment earnings related to our other category were ($255) million in 2013, as compared to ($211) million in 2012, reflecting higher compensation related costs and infrastructure costs to support the growth of our business in emerging markets.
Liquidity and Financial Condition
Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, operational restructuring actions and debt service requirements. In addition, we expect to continue to pay quarterly dividends and repurchase shares of our common stock pursuant to our authorized common stock share repurchase program (see Item 5, "Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities"). Our principal sources of liquidity are cash flows from operating activities, borrowings under available credit facilities and our existing cash balance. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and the combination of dividends, royalties, intercompany loan repayments and other distributions and advances from our subsidiaries to provide the funds necessary to meet our obligations. As of December 31, 2014 and 2013, cash and cash equivalents of $715 million and $792 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans, without creating additional income tax expense. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information regarding potential dividends from our non-U.S. subsidiaries, see "— Adequacy of Liquidity Sources," below and Note 7, "Income Taxes," to the consolidated financial statements included in this Report.
Cash Flows
Year Ended December 31, 2014, Compared with Year Ended December 31, 2013
Net cash provided by operating activities was $928 million in 2014, as compared to $820 million in 2013. The increase reflects higher earnings between periods. Net changes in working capital items was a use of cash of $140 million and $8 million in 2014 and 2013, respectively, resulting in an incremental decrease in operating cash flow of $132 million between periods, reflecting the impact of our sales growth and the timing of payments of accrued liabilities. This decrease was partially offset by the changes in other long-term assets and liabilities, which resulted in an incremental increase in operating cash flow of $60 million between periods.
In 2014, increases in accounts receivable, inventories and accounts payable resulted in a use of cash of $359 million, a use of cash of $91 million and a source of cash of $231 million, respectively, primarily reflecting the impact of our sales growth. Changes in accrued liabilities and other resulted in a source of cash of $78 million, primarily reflecting the timing of payments of accrued liabilities.
Net cash used in investing activities was $781 million in 2014, as compared to $404 million in 2013. In 2014, the partial restriction of cash proceeds from the issuance of the 2025 Notes for the 2015 financing of the Eagle Ottawa acquisition resulted in a use of cash of $350 million. In 2013, we sold our ownership interest in an equity affiliate for $50 million. Capital spending decreased $36 million between periods. Capital spending in 2015 is estimated at $500 million.
Net cash used in financing activities was $161 million in 2014, as compared to $699 million in 2013. In 2014, we issued $975 million in aggregate principal amount of 2024 Notes and 2025 Notes and paid $327 million to redeem the remaining outstanding 2018 Notes and a portion of the outstanding 2020 Notes. In addition, we paid $411 million in aggregate to repurchase our common stock, including $356 million of open market repurchases and $55 million to settle the ASR program. In 2014, the partial restriction of cash proceeds from the issuance of the 2025 Notes for the 2015 redemption of the remaining outstanding 2020 Notes resulted in a use of cash of $250 million. In 2013, we issued $500 million in aggregate principal amount of 2023 Notes and paid $72 million to redeem a portion of the outstanding 2018 Notes and 2020 Notes. In addition, we paid $1.0 billion in aggregate to repurchase our common stock, including $200 million of open market repurchases and $800 million of repurchases through the ASR program.
For further information regarding our 2014 and 2013 financing transactions, including the partial restriction of cash proceeds from the issuance of the 2025 Notes, see "— Capitalization," below and Note 6, "Debt," and Note 9, "Capital Stock and Equity," to the consolidated financial statements included in this Report.
Year Ended December 31, 2013, Compared with Year Ended December 31, 2012
Net cash provided by operating activities was $820 million in 2013, as compared to $730 million in 2012. Consolidated net income, deferred tax provision (benefit) and depreciation and amortization were a source of cash of $787 million and $863 million in 2013 and 2012, respectively, which resulted in an incremental decrease in operating cash flow of $76 million between periods. This decrease was largely offset by the changes in other long-term assets and liabilities and other, net, which resulted in an incremental increase in operating cash flow of $70 million between periods. The net change in recoverable customer engineering, development and tooling was a source of cash of $3 million and a use of cash of $37 million in 2013 and 2012, respectively, resulting in an incremental increase in operating cash flow of $40 million between periods, primarily due to cash received related to previously capitalized amounts. Net changes in working capital items was a use of cash of $8 million and $49 million in 2013 and 2012, respectively, resulting in an incremental increase in operating cash flow of $41 million between periods, reflecting the impact of our sales growth and the timing of payments of accrued liabilities.

In 2013, increases in accounts receivable, inventories and accounts payable resulted in a use of cash of $240 million, a use of cash of $102 million and a source of cash of $190 million, respectively, primarily reflecting the impact of our sales growth. Changes in accrued liabilities and other resulted in a source of cash of $144 million, primarily reflecting the timing of payments of accrued liabilities.

Net cash used in investing activities was $404 million in 2013, as compared to $688 million in 2012. In 2013, we sold our ownership interest in an equity affiliate for $50 million. In 2012, we acquired Guilford for $244 million, net of cash acquired.

Net cash used in financing activities was $699 million in 2013, as compared to $396 million in 2012. In 2013, we issued $500 million in aggregate principal amount of 2023 Notes and paid $72 million to redeem a portion of the outstanding 2018 Notes and 2020 Notes. In addition, in 2013, we paid $1 billion in aggregate to repurchase our common stock, including $200 million of open market repurchases and $800 million of repurchases through the ASR program. In 2012, we paid $223 million in aggregate to repurchase our common stock and paid $72 million to redeem a portion of the outstanding 2018 Notes and 2020 Notes. For further information regarding our 2013 and 2012 financing transactions, see "— Capitalization," below and Note 9, "Capital Stock and Equity," to the consolidated financial statements included in this Report.
Capitalization
From time to time, we utilize uncommitted credit facilities to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries, in addition to cash provided by operating activities. As of December 31, 2014 and 2013, there were no short-term debt balances outstanding. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors.
Senior Notes
As of December 31, 2014, our senior notes consist of $245 million in aggregate principal amount at maturity of the 2020 Notes, $500 million in aggregate principal amount of the 2023 Notes, $325 million in aggregate principal amount of the 2024 Notes and $650 million in aggregate principal amount of the 2025 Notes (together with the 2020 Notes, the 2023 Notes and the 2024 Notes, the "Notes").
In November 2014, our Board of Directors authorized the redemption of the remaining outstanding aggregate principal amount of the 2020 Notes on or after March 15, 2015, the first available optional redemption date under the indenture governing the 2020 Notes. In January 2015, we issued a notice for the redemption of the 2020 Notes, which will occur on March 15, 2015.

In November 2014, we issued the 2025 Notes, resulting in net proceeds of $642 million. In January 2015, we used $350 million of the net proceeds from the offering, along with $500 million in borrowings under the term loan facility (see " — Credit Agreement" below), to finance the acquisition of Eagle Ottawa. The remaining proceeds will be used to redeem the remaining outstanding aggregate principal amount of the 2020 Notes discussed above and for general corporate purposes, including the payment of fees and expenses associated with the acquisition of Eagle Ottawa and related financing transactions.
The 2024 Notes were issued in March 2014. The net proceeds from the offering of $321 million, together with existing cash on hand, were used to redeem the remaining outstanding aggregate principal amount of the 2018 Notes ($280 million) and 10% of the original aggregate principal amount of the 2020 Notes ($35 million). In connection with these transactions, we paid $327 million and recognized losses of approximately $18 million on the extinguishment of debt.
The 2023 Notes were issued in January 2013. The net proceeds from the offering of $493 million, together with our existing sources of liquidity, were used for general corporate purposes, including, without limitation, the redemption of $70 million in aggregate principal amount of the 2018 Notes and 2020 Notes (see below), investments in additional component capabilities and emerging markets and share repurchases under our common stock share repurchase program (see below).
In both 2013 and 2012, we redeemed 10% of the original aggregate principal amount of each of the 2018 Notes and 2020 Notes ($70 million in aggregate in both 2013 and 2012) at a redemption price equal to 103% of the principal amount redeemed, plus accrued and unpaid interest to the redemption date. In connection with these transactions, we paid $72 million and recognized a loss of approximately $4 million on the partial extinguishment of debt in both 2013 and 2012.
Interest is payable on March 15 and September 15 of each year, in the case of the 2020 Notes and 2024 Notes, and January 15 and July 15 of each year, in the case of the 2023 Notes and 2025 Notes. The 2023 Notes mature on January 15, 2023, the 2024 Notes mature on March 15, 2024, and the 2025 Notes mature on January 15, 2025. As of December 31, 2014 and 2013, we had $1.7 billion and $1.1 billion, respectively, of Notes outstanding. The indentures governing the Notes contain certain restrictive covenants and customary events of default. As of December 31, 2014, we were in compliance with all covenants under the indentures governing the Notes.
The Notes are senior unsecured obligations. Our obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain domestic subsidiaries, which are directly or indirectly 100% owned by Lear.
For further information related to the Notes, including information on early redemption, covenants and events of default, see Note 6, "Debt," to the consolidated financial statements included in this Report.
Credit Agreement
In November 2014, we amended and restated our credit agreement to, among other things, increase the borrowing capacity of the revolving credit facility from $1.0 billion to $1.25 billion, extend the maturity of the facility from January 30, 2018 to November 14, 2019, and establish a $500 million delayed-draw term loan facility. As of December 31, 2014, there were no borrowings outstanding under the revolving credit facility or term loan facility, and we were in compliance with all covenants under the credit agreement. In January 2015, we borrowed $500 million under the term loan facility to finance the acquisition of Eagle Ottawa.
For further information related to the credit agreement, including information on pricing, covenants and events of default, see Note 6, "Debt," to the consolidated financial statements included in this Report and the amended and restated credit agreement, which has been incorporated by reference as an exhibit to this Report.

Contractual Obligations
The scheduled maturities of the Notes, obligations under the Credit Agreement and the scheduled interest payments on the Notes as of the date of this Report are shown below (in millions). In addition, our lease commitments under non-cancelable operating leases as of December 31, 2014, are shown below (in millions):

	2015	2016	2017	2018	2019	Thereafter	Total
Senior notes (1)	$245.0	$—	$—	$—	$—	$1,475.0	$1,720.0
Credit agreement (2)	9.4	21.8	34.4	46.9	37.5	350.0	500.0
Scheduled interest payments	63.4	75.3	75.3	75.3	75.3	349.4	714.0
Lease commitments	100.5	80.1	71.4	66.1	59.7	68.5	446.3
Total	$418.3	$177.2	$181.1	$188.3	$172.5	$2,242.9	$3,380.3

(1)
Represents aggregate principal amounts at maturity, with the exception of the 2020 Notes. As described in "— Senior Notes" above, our Board of Directors authorized the redemption of the remaining outstanding aggregate principal amount of the 2020 Notes on or after March 15, 2015, and in January 2015, we issued a notice for the redemption of the 2020 Notes, which will occur on March 15, 2015.

(2)	As described in "— Credit Agreement" above, in January 2015, we borrowed $500 million under the term loan facility to finance the acquisition of Eagle Ottawa.
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
We may be required to make significant cash outlays related to our unrecognized tax benefits, including interest and penalties. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, including interest and penalties, of $46 million as of December 31, 2014, have been excluded from the contractual obligations table above. For further information related to our unrecognized tax benefits, see Note 7, "Income Taxes," to the consolidated financial statements included in this Report.
We also have minimum funding requirements with respect to our pension obligation. We may elect to make contributions in excess of the minimum funding requirements in response to investment performance or changes in interest rates or when we believe that it is financially advantageous to do so and based on our other cash requirements. Our minimum funding requirements after 2015 will depend on several factors, including investment performance and interest rates. Our minimum funding requirements may also be affected by changes in applicable legal requirements. Our minimum required contributions to our domestic and foreign pension plans, including distributions to participants in certain of our non-qualified defined benefit plans, are expected to be approximately $25 to $30 million in 2015. We also have payments due with respect to our postretirement benefit obligation. We do not fund our postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees. We expect payments related to our postretirement benefit obligation to be approximately $7 million in 2015.
We also have a defined contribution retirement program for our salaried employees. Contributions to this program are determined as a percentage of each covered employee’s eligible compensation and are expected to be approximately $18 million in 2015.
For further information related to our pension and other postretirement benefit plans, see "— Other Matters — Pension and Other Postretirement Defined Benefit Plans" and Note 8, "Pension and Other Postretirement Benefit Plans," to the consolidated financial statements included in this Report.

Accounts Receivable Factoring
In the fourth quarter of 2014, one of our European subsidiaries entered into an uncommitted factoring agreement, which provides for aggregate purchases of specified customer accounts of up to €200 million. As of December 31, 2014, there were no factored receivables outstanding. We cannot provide any assurances that this factoring facility will be available or utilized in the future.
Common Stock Share Repurchase Program
See Item 5, "Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."
Dividends
See Item 5, "Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."
Adequacy of Liquidity Sources
As of December 31, 2014, we had approximately $1.1 billion of cash and cash equivalents on hand and $1.25 billion in available borrowing capacity under our revolving credit facility. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly dividends and repurchase shares of our common stock pursuant to our authorized common stock share repurchase program (see Item 5, "Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities"). Our future financial results and our ability to continue to meet our liquidity needs are subject to, and will be affected by, cash flows from operations, including the impact of restructuring activities, automotive industry conditions, the financial condition of our customers and suppliers and other related factors. Additionally, an economic downturn or reduction in production levels could negatively impact our financial condition. For further discussion of the risks and uncertainties affecting our cash flows from operations and our overall liquidity, see Part I — Item 1A, "Risk Factors," "— Executive Overview" above and "— Forward-Looking Statements" below.
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
Foreign Exchange
Operating results may be impacted by our buying, selling and financing in currencies other than the functional currency of our operating companies ("transactional exposure"). We may mitigate a portion of this risk by entering into forward foreign exchange, futures and option contracts. The foreign exchange contracts are executed with banks that we believe are creditworthy. Gains and losses related to foreign exchange contracts are deferred where appropriate and included in the measurement of the foreign currency transaction subject to the hedge. Gains and losses incurred related to foreign exchange contracts are generally offset by the direct effects of currency movements on the underlying transactions.
Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Thai baht, the Chinese renminbi, the Brazilian real and the Canadian dollar. We have performed a quantitative analysis of our overall currency rate exposure as of December 31, 2014 and 2013. As of December 31, 2014, the potential adverse earnings impact related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies to which it is exposed for a twelve-month period is approximately $16 million. The potential adverse earnings impact related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies to which it is exposed for a twelve-month period is approximately $1 million. As of December 31, 2013, the potential adverse earnings impact related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies to which it is exposed for a twelve-month period is approximately $27 million. The potential earnings benefit related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies to which it is exposed for a twelve-month period is approximately $4 million.
As of December 31, 2014, foreign exchange contracts representing $1.3 billion of notional amount were outstanding with maturities of less than twenty-four months. As of December 31, 2014, the fair value of these contracts was approximately ($37) million. A 10% change in the value of the U.S. dollar relative to all other currencies to which it is exposed would result in a $51 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies to which it is exposed would result in a $34 million change in the aggregate fair value of these contracts. As of December 31, 2013, foreign exchange contracts representing $1.1 billion of notional amount were outstanding with maturities of less than eighteen months. As of December 31, 2013, the fair value of these contracts was approximately $6 million. A 10% change in the value of the U.S. dollar relative to all other currencies to which it is exposed would result in a $27 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies to which it is exposed would result in a $37 million change in the aggregate fair value of these contracts.
There are certain shortcomings inherent in the sensitivity analysis presented. The analysis assumes that all currencies would uniformly strengthen or weaken relative to the U.S. dollar or Euro. In reality, some currencies may strengthen while others may weaken, causing the earnings impact to increase or decrease depending on the currency and the direction of the rate movement.
In addition to the transactional exposure described above, our operating results are impacted by the translation of our foreign operating income into U.S. dollars ("translational exposure"). In 2014, net sales outside of the United States accounted for 79% of our consolidated net sales, although certain non-U.S. sales are U.S. dollar denominated. We do not enter into foreign exchange contracts to mitigate our translational exposure.
Interest Rates
Historically, we used interest rate swap and other derivative contracts to manage our exposure to fluctuations in interest rates. As of December 31, 2014 and 2013, there were no interest rate contracts outstanding. We will continue to evaluate, and may use, derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts, to manage our exposures to fluctuations in interest rates in the future.
Commodity Prices
Raw material, energy and commodity costs can be volatile. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, financial hedges for certain commodities and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity environment. If these costs increase, it could have an adverse impact on our operating results in the foreseeable future. See Part I — Item 1A, "Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance," and "— Forward-Looking Statements."
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
Historically, we used commodity swap and other derivative contracts to reduce our exposure to fluctuations in copper prices. As of December 31, 2014 and 2013, there were no commodity swap contracts outstanding.
For further information related to the financial instruments described above, see Note 13, "Financial Instruments," to the consolidated financial statements included in this Report.
Other Matters
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of December 31, 2014, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $12 million. In addition, as of December 31, 2014, we had recorded reserves for product liability claims and environmental matters of $29 million and $5 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Part I — Item 1A, "Risk Factors." For a more complete description of our outstanding material legal proceedings, see Note 11, "Commitments and Contingencies," to the consolidated financial statements included in this Report.

Significant Accounting Policies and Critical Accounting Estimates
Our significant accounting policies are more fully described in Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in this Report. Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates.
We consider an accounting estimate to be critical if it requires us to make assumptions about matters that were uncertain at the time the estimate was made and changes in the estimate would have had a significant impact on our consolidated financial position or results of operations.
Pre-Production Costs Related to Long-Term Supply Agreements
We incur pre-production engineering and development ("E&D") and tooling costs related to the products produced for our customers under long-term supply agreements. We expense all pre-production E&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, we expense all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which we do not have a non-cancelable right to use the tooling.
A change in the commercial arrangements affecting any of our significant programs that would require us to expense E&D or tooling costs that we currently capitalize could have a material adverse impact on our operating results.
Impairment of Goodwill
As of December 31, 2014 and 2013, we had recorded goodwill of $726 million and $757 million, respectively. Goodwill is not amortized but is tested for impairment on at least an annual basis. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment is more likely than not to have occurred. In conducting our annual impairment testing, we may first perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If not, no further goodwill impairment testing is performed. If it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or if we elect not to perform a qualitative assessment of a reporting unit, we then compare the fair value of the reporting unit to the related net book value. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. We conduct our annual impairment testing as of the first day of our fourth quarter.
We utilize an income approach to estimate the fair value of each of our reporting units and a market valuation approach to further support this analysis. The income approach is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. This approach also mitigates the impact of cyclical trends that occur in the industry. Fair value is estimated using recent automotive industry and specific platform production volume projections, which are based on both third-party and internally developed forecasts, as well as commercial, wage and benefit, inflation and discount rate assumptions. The discount rate used is the value-weighted average of our estimated cost of equity and of debt ("cost of capital") derived using both known and estimated customary market metrics. Our weighted average cost of capital is adjusted by reporting unit to reflect a risk factor, if necessary. Other significant assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions to this analysis, we believe that the income approach provides a reasonable estimate of the fair value of our reporting units. The market valuation approach is used to further support our analysis and is based on recent transactions involving comparable companies.
In 2014, we performed a combination of qualitative and quantitative assessments of our reporting units. All assessments were completed as of the first day of our fourth quarter. The assessments indicated that the fair value of each of the reporting units exceeded its respective carrying value. We do not believe that any of our reporting units is at risk for impairment.

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
For the years ended December 31, 2014, 2013 and 2012, we recognized fixed asset impairment charges of $1 million, $9 million and $6 million, respectively, in conjunction with our restructuring actions, as well as additional fixed asset impairment charges of $2 million, $2 million and $1 million, respectively. See Note 4, "Restructuring," to the consolidated financial statements included in this Report.
Impairment of Investments in Affiliates
As of December 31, 2014 and 2013, we had aggregate investments in affiliates of $172 million. We monitor our investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If we determine that an other-than-temporary decline in value has occurred, we recognize an impairment loss, which is measured as the difference between the recorded book value and the fair value of the investment. Fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values. A deterioration in industry conditions and decline in the operating results of our non-consolidated affiliates could result in the impairment of our investments.
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
Legal and Other Contingencies
We are involved from time to time in various legal proceedings and claims, including commercial or contractual disputes, product liability claims and environmental and other matters, that arise in the normal course of business. We routinely assess the likelihood of any adverse judgments or outcomes related to these matters, as well as ranges of probable losses, by consulting with internal personnel principally involved with such matters and with our outside legal counsel handling such matters. We have accrued for estimated losses in accordance with GAAP for those matters where we believe that the likelihood that a loss has occurred is probable and the amount of the loss is reasonably estimable. The determination of the amount of such reserves is based on knowledge and experience with regard to past and current matters and consultation with internal personnel principally involved with such matters and with our outside legal counsel handling such matters. The amount of such reserves may change in the future due to new developments or changes in circumstances. The inherent uncertainty related to the outcome of these matters can result in amounts materially different from any provisions made with respect to their resolution. See Note 11, "Commitments and Contingencies," to the consolidated financial statements included in this Report.
Pension and Other Postretirement Defined Benefit Plans
We provide certain pension and other postretirement benefits to our employees and retired employees, including pensions, postretirement health care benefits and other postretirement benefits.
Plan assets and obligations are measured using various actuarial assumptions, such as discount rates, rate of compensation increase, mortality rates, turnover rates and health care cost trend rates, which are determined as of the current year measurement date. The measurement of net periodic benefit cost is based on various actuarial assumptions, including discount rates, expected return on plan assets and rate of compensation increase, which are determined as of the prior year measurement date. We review our actuarial assumptions on an annual basis and modify these assumptions when appropriate. As required by GAAP, the effects of the modifications are recorded currently or are amortized over future periods. In 2014, we adopted a new mortality base table and projection scale based on guidance published by the Society of Actuaries, which increased the projected benefit obligation for our U.S. pension and other postretirement benefit obligations by approximately 5% and 6%, respectively.

Approximately 8% of our active workforce is covered by defined benefit pension plans. Approximately 1% of our active workforce is covered by other postretirement benefit plans. Pension plans provide benefits based on plan-specific benefit formulas as defined by the applicable plan documents. Postretirement benefit plans generally provide for the continuation of medical benefits for all eligible employees. We also have contractual arrangements with certain employees which provide for supplemental retirement benefits. In general, our policy is to fund our pension benefit obligation based on legal requirements, tax and liquidity considerations and local practices. We do not fund our postretirement benefit obligation.
As of December 31, 2014, our projected benefit obligations related to our pension and other postretirement benefit plans were $1.2 billion and $130 million, respectively, and our unfunded pension and other postretirement benefit obligations were $277 million and $130 million, respectively. These benefit obligations were valued using a weighted average discount rate of 4.1% and 3.9% for domestic pension and other postretirement benefit plans, respectively, and 3.6% and 4.0% for foreign pension and other postretirement benefit plans, respectively. The determination of the discount rate is generally based on an index created from a hypothetical bond portfolio consisting of high-quality fixed income securities with durations that match the timing of expected benefit payments. Changes in the selected discount rate could have a material impact on our projected benefit obligations and the unfunded status of our pension and other postretirement benefit plans. Decreasing the discount rate by 100 basis points would have increased the projected benefit obligations and unfunded status of our pension and other postretirement benefit plans by approximately $208 million and $22 million, respectively.
For the year ended December 31, 2014, net periodic pension benefit credit was $3 million, and net periodic other postretirement benefit cost was $7 million. In 2014, net periodic pension benefit credit was calculated using a variety of assumptions, including a weighted average discount rate of 5.0% for domestic and 4.7% for foreign plans and an expected return on plan assets of 7.8% for domestic and 6.7% for foreign plans. The expected return on plan assets is determined based on several factors, including adjusted historical returns, historical risk premiums for various asset classes and target asset allocations within the portfolio. Adjustments made to the historical returns are based on recent return experience in the equity and fixed income markets and the belief that deviations from historical returns are likely over the relevant investment horizon. In 2014, net periodic other postretirement benefit cost was calculated using a discount rate of 4.5% for domestic and 5.0% for foreign plans.
Aggregate net periodic pension and other postretirement benefit cost is forecasted to be approximately $8 million in 2015. This estimate is based on a weighted average discount rate of 4.1% and 3.6% for domestic and foreign pension plans, respectively, and 3.9% and 4.0% for domestic and foreign other postretirement benefit plans, respectively. Actual cost is also dependent on various other factors related to the employees covered by these plans. Adjustments to our actuarial assumptions could have a material adverse impact on our operating results. Decreasing the discount rate by 100 basis points would increase net periodic pension and other postretirement benefit cost by approximately $6 million and $1 million, respectively, for the year ended December 31, 2015. Decreasing the expected return on plan assets by 100 basis points would increase net periodic pension benefit cost by approximately $9 million for the year ended December 31, 2015.
For further information related to our pension and other postretirement benefit plans, see "— Liquidity and Financial Condition — Capitalization — Contractual Obligations" above and Note 8, "Pension and Other Postretirement Benefit Plans," to the consolidated financial statements included in this Report.
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
Our current and future provision for income taxes is impacted by the initial recognition of and changes in valuation allowances in certain countries. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future provision for income taxes will include no tax benefit with respect to losses incurred and, except for certain jurisdictions, no tax expense with respect to income generated in these countries until the respective valuation allowances are eliminated. Accordingly, income taxes are impacted by changes in valuation allowances and the mix of earnings among jurisdictions. We evaluate the realizability of our deferred tax assets on a quarterly basis. In completing this evaluation, we consider all available evidence in order to determine whether, based on the weight of the evidence, a valuation allowance for our deferred tax assets is necessary. Such evidence includes historical results, future reversals of existing taxable temporary differences and expectations for future taxable income (exclusive of the reversal of temporary differences and carryforwards), as well as the implementation of feasible and prudent tax planning strategies. If, based on the weight of the evidence, it is more likely than not that all or a portion of our deferred tax assets will not be realized, a valuation allowance is recorded. As of December 31, 2014, we had a valuation allowance related to tax loss and credit carryforwards and other deferred tax assets of $35 million in the United States and $473 million in several international jurisdictions. If operating results improve or decline on a continual basis in a particular jurisdiction, our decision regarding the need for a valuation allowance could change, resulting in either the initial recognition or reversal of a valuation allowance in that jurisdiction, which could have a significant impact on income tax expense in the period recognized and subsequent periods. In determining the provision for income taxes for financial statement purposes, we make certain estimates and judgments, which affect our evaluation of the carrying value of our deferred tax assets, as well as our calculation of certain tax liabilities.
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
For further information, see "— Forward-Looking Statements," and Note 7, "Income Taxes," to the consolidated financial statements included in this Report.
Fair Value Measurements
We measure certain assets and liabilities at fair value on a non-recurring basis using unobservable inputs (Level 3 input based on the GAAP fair value hierarchy). For further information on these fair value measurements, see "— Impairment of Goodwill," "— Impairment of Long-Lived Assets," "— Restructuring" and "— Impairment of Investments in Affiliates" above.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2014, there were no material changes in the methods or policies used to establish estimates and assumptions. Other matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of fixed and intangible assets, unsettled pricing discussions with customers and suppliers, restructuring accruals, deferred tax asset valuation allowances and income taxes, pension and other postretirement benefit plan assumptions, accruals related to litigation, warranty and environmental remediation costs and self-insurance accruals. Actual results may differ significantly from our estimates.
Recently Issued Accounting Pronouncements
For information on the impact of recently issued accounting pronouncements, see Note 15, "Accounting Pronouncements," to the consolidated financial statements included in this Report.

Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words "will," "may," "designed to," "outlook," "believes," "should," "anticipates," "plans," "expects," "intends," "estimates," "forecasts" and similar expressions identify certain of these forward-looking statements. We also may provide forward-looking statements in oral statements or other written materials released to the public. All such forward-looking statements contained or incorporated in this Report or in any other public statements which address operating performance, events or developments that we expect or anticipate may occur in the future, including, without limitation, statements related to business opportunities, awarded sales contracts, sales backlog and ongoing commercial arrangements, or statements expressing views about future operating results, are forward-looking statements. Actual results may differ materially from any or all forward-looking statements made by us. Important factors, risks and uncertainties that may cause actual results to differ materially from anticipated results include, but are not limited to:

•	general economic conditions in the markets in which we operate, including changes in interest rates or currency exchange rates;

•	currency controls and the ability to economically hedge currencies;

•	the financial condition and restructuring actions of our customers and suppliers;

•	changes in actual industry vehicle production levels from our current estimates;

•	fluctuations in the production of vehicles or the loss of business with respect to, or the lack of commercial success of, a vehicle model for which we are a significant supplier;

•	disruptions in the relationships with our suppliers;

•	labor disputes involving us or our significant customers or suppliers or that otherwise affect us;

•	the outcome of customer negotiations and the impact of customer-imposed price reductions;

•	the impact and timing of program launch costs and our management of new program launches;

•	the costs, timing and success of restructuring actions;

•	increases in our warranty, product liability or recall costs;

•	risks associated with conducting business in foreign countries;

•	the impact of regulations on our foreign operations;

•	the operational and financial success of our joint ventures;

•	competitive conditions impacting us and our key customers and suppliers;

•	disruptions to our information technology systems, including those related to cybersecurity;

•	the cost and availability of raw materials, energy, commodities and product components and our ability to mitigate such costs;

•	the outcome of legal or regulatory proceedings to which we are or may become a party;

•	the impact of pending legislation and regulations or changes in existing federal, state, local or foreign laws or regulations;

•	unanticipated changes in cash flow, including our ability to align our vendor payment terms with those of our customers;

•	limitations imposed by our existing indebtedness and our ability to access capital markets on commercially reasonable terms;

•	impairment charges initiated by adverse industry or market developments;

•	our ability to execute our strategic objectives;

•	changes in discount rates and the actual return on pension assets;

•	costs associated with compliance with environmental laws and regulations;

•	the impact of new regulations related to conflict minerals;

•	developments or assertions by or against us relating to intellectual property rights;

•	our ability to utilize our net operating loss, capital loss and tax credit carryforwards;

•
global sovereign fiscal matters and creditworthiness, including potential defaults and the related impacts on economic activity, including the possible effects on credit markets, currency values, monetary unions, international treaties and fiscal policies; and

•	other risks, described in Part I — Item 1A, "Risk Factors," as well as the risks and information provided from time to time in our filings with the Securities and Exchange Commission.
The forward-looking statements in this Report are made as of the date hereof, and we do not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date hereof.

ITEM 8 – CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Lear Corporation
We have audited the accompanying consolidated balance sheets of Lear Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lear Corporation and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lear Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 10, 2015, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Detroit, Michigan
February 10, 2015

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting
The Board of Directors and Shareholders of Lear Corporation
We have audited Lear Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Lear Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Lear Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of Lear Corporation and subsidiaries, and our report dated February 10, 2015, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Detroit, Michigan
February 10, 2015

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

December 31,	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$1,094.1	$1,137.7
Accounts receivable	2,471.7	2,278.3
Inventories	853.7	818.7
Other	960.1	687.8
Total current assets	5,379.6	4,922.5
Long-Term Assets:
Property, plant and equipment, net	1,624.7	1,587.2
Goodwill	726.2	757.2
Other	1,419.7	1,064.0
Total long-term assets	3,770.6	3,408.4
Total assets	$9,150.2	$8,330.9
Liabilities and Equity
Current Liabilities:
Accounts payable and drafts	$2,525.3	$2,438.7
Accrued liabilities	1,188.8	1,140.4
Current portion of long-term debt	243.7	—
Total current liabilities	3,957.8	3,579.1
Long-Term Liabilities:
Long-term debt	1,475.0	1,057.1
Other	688.1	545.2
Total long-term liabilities	2,163.1	1,602.3
Equity:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 shares of Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 80,563,291 and 88,062,341 shares issued as of December 31, 2014 and 2013, respectively	0.8	0.9
Additional paid-in capital, including warrants to purchase common stock	1,475.2	1,652.9
Common stock held in treasury, 2,541,306 and 7,311,037 shares as of December 31, 2014 and 2013, respectively, at cost	(176.9)	(362.1)
Retained earnings	2,161.7	1,920.3
Accumulated other comprehensive loss	(502.0)	(166.1)
Lear Corporation stockholders’ equity	2,958.8	3,045.9
Noncontrolling interests	70.5	103.6
Equity	3,029.3	3,149.5
Total liabilities and equity	$9,150.2	$8,330.9
The accompanying notes are an integral part of these consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

For the year ended December 31,	2014	2013	2012
Net sales	$17,727.3	$16,234.0	$14,567.0
Cost of sales	16,234.5	14,934.3	13,349.5
Selling, general and administrative expenses	529.9	528.7	479.3
Amortization of intangible assets	33.7	34.4	33.0
Interest expense	67.5	68.4	49.9
Other expense, net	74.3	58.1	6.4
Consolidated income before provision (benefit) for income taxes and equity in net income of affiliates	787.4	610.1	648.9
Provision (benefit) for income taxes	121.4	192.7	(638.0)
Equity in net income of affiliates	(36.3)	(38.4)	(30.3)
Consolidated net income	702.3	455.8	1,317.2
Less: Net income attributable to noncontrolling interests	29.9	24.4	34.4
Net income attributable to Lear	$672.4	$431.4	$1,282.8

Basic net income per share attributable to Lear	$8.39	$5.07	$13.04

Diluted net income per share attributable to Lear	$8.23	$4.99	$12.85

Average common shares outstanding	80,187,516	85,094,889	98,388,228

Average diluted shares outstanding	81,728,479	86,415,786	99,825,686
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

For the year ended December 31,	2014	2013	2012
Consolidated net income	$702.3	$455.8	$1,317.2
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	(114.7)	145.4	(10.8)
Derivative instrument and hedging activities	(27.9)	(8.0)	40.3
Foreign currency translation adjustments	(195.2)	(1.2)	2.9
Total other comprehensive income (loss)	(337.8)	136.2	32.4
Consolidated comprehensive income	364.5	592.0	1,349.6
Less: Comprehensive income attributable to noncontrolling interests	28.0	25.9	35.6
Comprehensive income attributable to Lear	$336.5	$566.1	$1,314.0
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury	Retained Earnings
Balance at December 31, 2011	$—	$1.1	$2,150.6	$(305.6)	$922.3
Comprehensive income (loss):
Net income	—	—	—	—	1,282.8
Other comprehensive income (loss)	—	—	—	—	—
Total comprehensive income (loss)	—	—	—	—	1,282.8
Issuance of 38,017 shares of common stock related to exercises of warrants	—	—	—	—	—
Stock-based compensation	—	—	39.8	(13.0)	—
Excess tax benefits related to stock-based compensation	—	—	0.3	—	—
Issuances of 541,890 shares held in treasury at an average price of $43.46 per share in settlement of stock-based compensation	—	—	(23.5)	23.5	—
Repurchases of 5,357,443 shares of common stock at an average price of $41.59 per share	—	—	—	(222.8)	—
Dividends declared to Lear Corporation stockholders	—	—	—	—	(56.1)
Dividends paid to noncontrolling interests	—	—	—	—	—
Acquisition of outstanding noncontrolling interests	—	—	(11.5)	—	—
Balance at December 31, 2012	$—	$1.1	$2,155.7	$(517.9)	$2,149.0
Comprehensive income (loss):
Net income	—	—	—	—	431.4
Other comprehensive income (loss)	—	—	—	—	—
Total comprehensive income (loss)	—	—	—	—	431.4
Issuance of 195,974 shares of common stock related to exercises of warrants	—	—	—	—	—
Stock-based compensation	—	—	59.4	(4.1)	—
Excess tax benefits related to stock-based compensation	—	—	0.1	—	—
Issuances of 207,468 shares held in treasury at an average price of $45.11 per share in settlement of stock-based compensation	—	—	(9.4)	9.4	—
Repurchases of 15,533,758 shares of common stock at an average price of $54.08 per share	—	—	(160.0)	(840.1)	—
Retirement of 20,000,000 shares held in treasury at average price of $49.53 per share	—	(0.2)	(389.7)	990.6	(600.7)
Dividends declared to Lear Corporation stockholders	—	—	—	—	(59.4)
Dividends paid to noncontrolling interests	—	—	—	—	—
Acquisition of outstanding noncontrolling interests	—	—	(3.2)	—	—
Balance at December 31, 2013	$—	$0.9	$1,652.9	$(362.1)	$1,920.3
Comprehensive income (loss):
Net income	—	—	—	—	672.4
Other comprehensive income (loss)	—	—	—	—	—
Total comprehensive income (loss)	—	—	—	—	672.4
Issuance of 205,526 shares of common stock related to exercises of warrants	—	—	—	—	—
Stock-based compensation	—	—	70.7	(22.4)	—
Excess tax benefits related to stock-based compensation	—	—	0.9	—	—
Issuances of 868,746 shares held in treasury at an average price of $50.19 per share in settlement of stock-based compensation	—	—	(43.6)	43.6	—
Repurchases of 3,805,114 shares of common stock at an average price of $93.52 per share	—	—	(55.5)	(355.9)	—
Retirement of 8,000,000 shares held in treasury at average price of $64.98 per share	—	(0.1)	(155.9)	519.9	(363.9)
Dividends declared to Lear Corporation stockholders	—	—	—	—	(67.1)
Dividends paid to noncontrolling interests	—	—	—	—	—
Acquisition of outstanding noncontrolling interests	—	—	5.7	—	—
Sale of controlling interest	—	—	—	—	—
Balance at December 31, 2014	$—	$0.8	$1,475.2	$(176.9)	$2,161.7
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(In millions, except share data)

	Accumulated Other Comprehensive Loss, net of tax
	Defined Benefit Plans	Derivative Instruments and Hedging Activities	Cumulative Translation Adjustments	Lear Corporation Stockholders’ Equity	Non-controlling Interests	Equity
Balance at December 31, 2011	$(239.1)	$(37.6)	$(55.3)	$2,436.4	$124.7	$2,561.1
Comprehensive income (loss):
Net income	—	—	—	1,282.8	34.4	1,317.2
Other comprehensive income (loss)	(10.8)	40.3	1.7	31.2	1.2	32.4
Total comprehensive income (loss)	(10.8)	40.3	1.7	1,314.0	35.6	1,349.6
Issuance of 38,017 shares of common stock related to exercises of warrants	—	—	—	—	—	—
Stock-based compensation	—	—	—	26.8	—	26.8
Excess tax benefits related to stock-based compensation	—	—	—	0.3	—	0.3
Issuances of 541,890 shares held in treasury at an average price of $43.46 per share in settlement of stock-based compensation	—	—	—	—	—	—
Repurchases of 5,357,443 shares of common stock at an average price of $41.59 per share	—	—	—	(222.8)	—	(222.8)
Dividends declared to Lear Corporation stockholders	—	—	—	(56.1)	—	(56.1)
Dividends paid to noncontrolling interests	—	—	—	—	(23.1)	(23.1)
Acquisition of outstanding noncontrolling interests	—	—	—	(11.5)	(12.1)	(23.6)
Balance at December 31, 2012	$(249.9)	$2.7	$(53.6)	$3,487.1	$125.1	$3,612.2
Comprehensive income (loss):
Net income	—	—	—	431.4	24.4	455.8
Other comprehensive income (loss)	145.4	(8.0)	(2.7)	134.7	1.5	136.2
Total comprehensive income (loss)	145.4	(8.0)	(2.7)	566.1	25.9	592.0
Issuance of 195,974 shares of common stock related to exercises of warrants	—	—	—	—	—	—
Stock-based compensation	—	—	—	55.3	—	55.3
Excess tax benefits related to stock-based compensation	—	—	—	0.1	—	0.1
Issuances of 207,468 shares held in treasury at an average price of $45.11 per share in settlement of stock-based compensation	—	—	—	—	—	—
Repurchases of 15,533,758 shares of common stock at an average price of $54.08 per share	—	—	—	(1,000.1)	—	(1,000.1)
Retirement of 20,000,000 shares held in treasury at average price of $49.53 per share	—	—	—	—	—	—
Dividends declared to Lear Corporation stockholders	—	—	—	(59.4)	—	(59.4)
Dividends paid to noncontrolling interests	—	—	—	—	(44.0)	(44.0)
Acquisition of outstanding noncontrolling interests	—	—	—	(3.2)	(3.4)	(6.6)
Balance at December 31, 2013	$(104.5)	$(5.3)	$(56.3)	$3,045.9	$103.6	$3,149.5
Comprehensive income (loss):
Net income	—	—	—	672.4	29.9	702.3
Other comprehensive income (loss)	(114.7)	(27.9)	(193.3)	(335.9)	(1.9)	(337.8)
Total comprehensive income (loss)	(114.7)	(27.9)	(193.3)	336.5	28.0	364.5
Issuance of 205,526 shares of common stock related to exercises of warrants	—	—	—	—	—	—
Stock-based compensation	—	—	—	48.3	—	48.3
Excess tax benefits related to stock-based compensation	—	—	—	0.9	—	0.9
Issuances of 868,746 shares held in treasury at an average price of $50.19 per share in settlement of stock-based compensation	—	—	—	—	—	—
Repurchases of 3,805,114 shares of common stock at an average price of $93.52 per share	—	—	—	(411.4)	—	(411.4)
Retirement of 8,000,000 shares held in treasury at average price of $64.98 per share	—	—	—	—	—	—
Dividends declared to Lear Corporation stockholders	—	—	—	(67.1)	—	(67.1)
Dividends paid to noncontrolling interests	—	—	—	—	(25.9)	(25.9)
Acquisition of outstanding noncontrolling interests	—	—	—	5.7	(23.7)	(18.0)
Sale of controlling interest	—	—	—	—	(11.5)	(11.5)
Balance at December 31, 2014	$(219.2)	$(33.2)	$(249.6)	$2,958.8	$70.5	$3,029.3
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

For the year ended December 31,	2014	2013	2012
Cash Flows from Operating Activities:
Consolidated net income	$702.3	$455.8	$1,317.2
Adjustments to reconcile consolidated net income to net cash provided by operating activities –
Equity in net income of affiliates	(36.3)	(38.4)	(30.3)
Loss on extinguishment of debt	17.9	3.6	3.7
Fixed asset impairment charges	2.6	11.1	6.5
Deferred tax provision (benefit)	(58.0)	45.4	(693.7)
Depreciation and amortization	310.9	285.5	239.5
Stock-based compensation	70.7	59.4	39.8
Net change in recoverable customer engineering, development and tooling	7.6	3.2	(36.7)
Net change in working capital items (see below)	(140.2)	(8.2)	(48.8)
Changes in other long-term liabilities	5.4	(25.6)	(22.8)
Changes in other long-term assets	41.4	12.9	(20.3)
Other, net	3.5	15.4	(24.3)
Net cash provided by operating activities	927.8	820.1	729.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(424.7)	(460.6)	(458.3)
Insurance proceeds	—	7.1	19.2
Cash restricted for use — acquisition of Eagle Ottawa	(350.0)	—	—
Cash paid for acquisition of Guilford, net of cash acquired	—	—	(243.9)
Other, net	(5.9)	49.6	(4.9)
Net cash used in investing activities	(780.6)	(403.9)	(687.9)
Cash Flows from Financing Activities:
Proceeds from the issuance of senior notes	975.0	500.0	—
Repurchase of senior notes	(327.1)	(72.1)	(72.1)
Payment of debt issuance and other financing costs	(18.1)	(13.4)	—
Cash restricted for use — repurchase of senior notes	(250.0)	—	—
Repurchase of common stock	(411.4)	(1,000.1)	(222.8)
Dividends paid to Lear Corporation stockholders	(65.3)	(58.4)	(54.6)
Dividends paid to noncontrolling interests	(25.9)	(44.0)	(23.1)
Other, net	(38.0)	(10.5)	(23.5)
Net cash used in financing activities	(160.8)	(698.5)	(396.1)
Effect of foreign currency translation	(30.0)	17.8	2.1
Net Change in Cash and Cash Equivalents	(43.6)	(264.5)	(352.1)
Cash and Cash Equivalents as of Beginning of Period	1,137.7	1,402.2	1,754.3
Cash and Cash Equivalents as of End of Period	$1,094.1	$1,137.7	$1,402.2
Changes in Working Capital Items:
Accounts receivable	$(358.7)	$(239.6)	$(111.5)
Inventories	(91.2)	(102.0)	(60.0)
Accounts payable	231.3	189.5	174.6
Accrued liabilities and other	78.4	143.9	(51.9)
Net change in working capital items	$(140.2)	$(8.2)	$(48.8)
Supplementary Disclosure:
Cash paid for interest	$70.7	$64.2	$58.4
Cash paid for income taxes, net of refunds received of $24.0 in 2014, $12.6 in 2013 and $12.7 in 2012	$154.6	$152.9	$85.0
The accompanying notes are an integral part of these consolidated financial statements.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(1) Basis of Presentation
Lear Corporation ("Lear," and together with its consolidated subsidiaries, the "Company") and its affiliates design and manufacture automotive seating and electrical distribution systems and related components. The Company’s main customers are automotive original equipment manufacturers. The Company operates facilities worldwide.
The accompanying consolidated financial statements include the accounts of Lear, a Delaware corporation, and the wholly owned and less than wholly owned subsidiaries controlled by Lear.
(2) Summary of Significant Accounting Policies
Consolidation
Lear consolidates all entities, including variable interest entities, in which it has a controlling financial interest. Investments in affiliates in which Lear does not have control, but does have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method (Note 5, "Investments in Affiliates and Other Related Party Transactions").
Fiscal Period Reporting
The Company’s annual financial results are reported on a calendar year basis, and quarterly interim results are reported using a thirteen week reporting calendar.
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments with original maturities of ninety days or less.
Accounts Receivable
The Company records accounts receivable as title is transferred to its customers. The Company’s customers are the world’s major automotive manufacturers. The Company records accounts receivable reserves for known collectibility issues, as such issues relate to specific transactions or customer balances. As of December 31, 2014 and 2013, accounts receivable are reflected net of reserves of $27.5 million and $34.5 million, respectively. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected. Generally, the Company does not require collateral for its accounts receivable.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. The Company records inventory reserves for inventory in excess of production and/or forecasted requirements and for obsolete inventory in production and service inventories. As of December 31, 2014 and 2013, inventories are reflected net of reserves of $95.1 million and $98.8 million, respectively. A summary of inventories is shown below (in millions):

December 31,	2014	2013
Raw materials	$668.3	$633.5
Work-in-process	45.6	45.8
Finished goods	139.8	139.4
Inventories	$853.7	$818.7
Pre-Production Costs Related to Long-Term Supply Agreements
The Company incurs pre-production engineering and development ("E&D") and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production E&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the Company does not have a non-cancelable right to use the tooling. During 2014 and 2013, the Company capitalized $232.3 million and $202.1 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During 2014 and 2013, the Company also capitalized $177.7 million and $233.1 million, respectively, of pre-

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying consolidated balance sheets. During 2014 and 2013, the Company collected $395.8 million and $423.9 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer E&D and tooling costs related to long-term supply agreements is shown below (in millions):

December 31,	2014	2013
Current	$121.1	$134.2
Long-term	47.6	52.9
Recoverable customer E&D and tooling	$168.7	$187.1
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

Buildings and improvements	10 to 40 years
Machinery and equipment	5 to 10 years
A summary of property, plant and equipment is shown below (in millions):

December 31,	2014	2013
Land	$105.2	$113.4
Buildings and improvements	523.5	532.0
Machinery and equipment	1,847.0	1,645.0
Construction in progress	186.9	155.2
Total property, plant and equipment	2,662.6	2,445.6
Less – accumulated depreciation	(1,037.9)	(858.4)
Net property, plant and equipment	$1,624.7	$1,587.2
For the years ended December 31, 2014, 2013 and 2012, depreciation expense was $277.2 million, $251.1 million and $206.6 million, respectively. As of December 31, 2014, 2013 and 2012, capital expenditures recorded in accounts payable totaled $112.8 million, $98.9 million and $103.6 million, respectively.
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
The Company utilizes an income approach to estimate the fair value of each of its reporting units and a market valuation approach to further support this analysis. The income approach is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of cash flows. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. This approach also mitigates the impact of cyclical trends that occur in the industry. Fair value is

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

estimated using recent automotive industry and specific platform production volume projections, which are based on both third-party and internally developed forecasts, as well as commercial, wage and benefit, inflation and discount rate assumptions. The discount rate used is the value-weighted average of the Company’s estimated cost of equity and of debt ("cost of capital") derived using both known and estimated customary market metrics. The Company’s weighted average cost of capital is adjusted by reporting unit to reflect a risk factor, if necessary. Other significant assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions to this analysis, the Company believes that the income approach provides a reasonable estimate of the fair value of its reporting units. The market valuation approach is used to further support the Company’s analysis and is based on recent transactions involving comparable companies.
In 2014, the Company performed a combination of qualitative and quantitative assessments of its reporting units. All assessments were completed as of the first day of the Company’s fourth quarter. The assessments indicated that the fair value of each of the reporting units exceeded its respective carrying value. The Company does not believe that any of its reporting units is at risk for impairment.
A summary of the changes in the carrying amount of goodwill, all of which relates to the seating segment, for each of the periods in the two years ended December 31, 2014, is shown below (in millions):

Balance as of December 31, 2012	$746.5
Foreign currency translation and other	10.7
Balance as of December 31, 2013	757.2
Foreign currency translation and other	(31.0)
Balance as of December 31, 2014	$726.2
Intangible Assets
Intangible assets consist primarily of certain intangible assets recorded in connection with the adoption of fresh-start accounting in 2009 and the acquisition of Guilford Mills ("Guilford") in 2012. These intangible assets were recorded at their estimated fair value, based on independent appraisals, as of the transaction or acquisition date. The technology intangible asset includes the Company’s proprietary patents. The value assigned to technology intangibles is based on the royalty savings method, which applies a hypothetical royalty rate to projected revenues attributable to the identified technologies. Royalty rates were determined based on analysis of market information and discussions with the Company’s management. The customer-based intangible asset includes the Company’s established relationships with its customers and the ability of these customers to generate future economic profits for the Company. The value assigned to customer-based intangibles is based on the present value of future earnings attributable to the asset group after recognition of required returns to other contributory assets. A summary of intangible assets as of December 31, 2014 and 2013, is shown below (in millions):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (years)
Technology	$31.4	$(16.3)	$15.1	9.0
Customer-based	214.9	(137.5)	77.4	8.2
Balance as of December 31, 2014	$246.3	$(153.8)	$92.5	8.4

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (years)
Technology	$32.7	$(13.0)	$19.7	8.9
Customer-based	223.1	(113.1)	110.0	8.0
Balance as of December 31, 2013	$255.8	$(126.1)	$129.7	8.1

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Excluding the impact of the Eagle Ottawa acquisition and any future acquisitions, the Company’s estimated annual amortization expense for the five succeeding years is shown below (in millions):

Year	Expense
2015	$32.8
2016	28.7
2017	7.7
2018	5.9
2019	5.8
Impairment of Long-Lived Assets
The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with accounting principles generally accepted in the United States ("GAAP"). If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated based upon either discounted cash flow analyses or estimated salvage values. Cash flows are estimated using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments, as well as assumptions related to discount rates.
For the years ended December 31, 2014, 2013 and 2012, the Company recognized fixed asset impairment charges of $0.5 million, $9.2 million and $6.0 million, respectively, in conjunction with its restructuring actions (Note 4, "Restructuring"), as well as additional fixed asset impairment charges of $2.1 million, $1.9 million and $0.5 million, respectively.
Fixed asset impairment charges are recorded in cost of sales in the accompanying consolidated statements of income for the years ended December 31, 2014, 2013 and 2012.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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
Engineering and Development
Costs incurred in connection with the development of new products and manufacturing methods within one year of launch, to the extent not recoverable from the Company’s customers, are charged to cost of sales as incurred. Such costs are charged to selling, general and administrative expenses when incurred more than one year prior to launch. Engineering and development costs charged to selling, general and administrative expenses totaled $102.0 million, $108.4 million and $104.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Other Expense, Net
Other expense, net includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt (Note 6, "Debt"), gains and losses on the disposal of fixed assets (Note 11, "Commitments and Contingencies") and other miscellaneous income and expense. A summary of other expense, net is shown below (in millions):

For the year ended December 31,	2014	2013	2012
Other expense	$82.4	$59.9	$33.9
Other income	(8.1)	(1.8)	(27.5)
Other expense, net	$74.3	$58.1	$6.4
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries that use a functional currency other than the U.S. dollar are translated into U.S. dollars at the foreign exchange rates in effect at the end of the period. Revenues and expenses of foreign subsidiaries are translated into U.S. dollars using an average of the foreign exchange rates in effect during the period. Translation adjustments that arise from translating a foreign subsidiary’s financial statements from the functional currency to the U.S. dollar are reflected in accumulated other comprehensive loss in the consolidated balance sheets.
Transaction gains and losses that arise from foreign exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except certain long-term intercompany transactions, are included in the consolidated statements of income as incurred. For the years ended December 31, 2014, 2013 and 2012, other expense, net includes net foreign currency transaction losses of $32.1 million, $28.3 million and $11.4 million, respectively.
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
A summary of information used to compute basic net income per share attributable to Lear is shown below (in millions, except share and per share data):

For the year ended December 31,	2014	2013	2012
Net income attributable to Lear	$672.4	$431.4	$1,282.8

Average common shares outstanding	80,187,516	85,094,889	98,388,228

Basic net income per share attributable to Lear	$8.39	$5.07	$13.04

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of information used to compute diluted net income per share attributable to Lear is shown below (in millions, except share and per share data):

For the year ended December 31,	2014	2013	2012
Net income attributable to Lear	$672.4	$431.4	$1,282.8

Average common shares outstanding	80,187,516	85,094,889	98,388,228
Dilutive effect of common stock equivalents	1,540,963	1,320,897	1,437,458
Average diluted shares outstanding	81,728,479	86,415,786	99,825,686

Diluted net income per share attributable to Lear	$8.23	$4.99	$12.85
Comprehensive Income
Comprehensive income is defined as all changes in the Company’s net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items recorded in equity are included in comprehensive income.
A summary of changes in accumulated other comprehensive income (loss), net of tax is shown below (in millions):

For the year ended December 31,	2014	2013	2012
Defined benefit plans:
Balance at beginning of year	$(104.5)	$(249.9)	$(239.1)
Reclassification adjustments	0.2	11.0	4.2
Other comprehensive income (loss) recognized during the period	(114.9)	134.4	(15.0)
Balance at end of year	$(219.2)	$(104.5)	$(249.9)
Derivative instruments and hedging activities:
Balance at beginning of year	$(5.3)	$2.7	$(37.6)
Reclassification adjustments	(6.4)	(21.0)	2.0
Other comprehensive income (loss) recognized during the period	(21.5)	13.0	38.3
Balance at end of year	$(33.2)	$(5.3)	$2.7
Cumulative translation adjustments:
Balance at beginning of year	$(56.3)	$(53.6)	$(55.3)
Other comprehensive income (loss) recognized during the period	(193.3)	(2.7)	1.7
Balance at end of year	$(249.6)	$(56.3)	$(53.6)
Other comprehensive income (loss) related to the Company’s defined benefit plans includes pretax reclassification adjustments of $0.1 million, $15.4 million and $5.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. See Note 8, "Pension and Other Postretirement Benefit Plans." Other comprehensive income (loss) related to the Company’s derivative instruments and hedging activities includes pretax reclassification adjustments of ($8.2) million, ($32.2) million and $3.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. See Note 13, "Financial Instruments."
Product Warranty
Product warranty reserves are recorded when liability is probable and related amounts are reasonably estimable.
Segment Reporting
The Company has two reportable operating segments: seating, which includes seats and related components, such as seat structures and mechanisms, seat covers and surface materials such as fabric and leather, seat foam and headrests, and electrical, which includes electrical distribution systems for both traditional powertrain vehicles, as well as high-power for hybrid and electric vehicles. Key components of the Company’s electrical business include wiring harnesses, terminals and connectors, junction boxes, battery chargers, electronic control modules and wireless control devices. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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
The Company evaluates the performance of its operating segments based primarily on (i) revenues from external customers, (ii) pretax income before equity in net income of affiliates, interest expense and other expense, ("segment earnings") and (iii) cash flows, being defined as segment earnings less capital expenditures plus depreciation and amortization.
The accounting policies of the Company’s operating segments are the same as those described in this note to the consolidated financial statements.
Derivative Instruments and Hedging Activities
The Company has used derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts, to reduce the effects of fluctuations in foreign exchange rates, interest rates and commodity prices and the resulting variability of the Company’s operating results. The Company is not a party to leveraged derivatives. The Company’s derivative financial instruments are subject to master netting arrangements that provide for the net settlement of contracts, by counterparty, in the event of default or termination. On the date that a derivative contract is entered into, the Company designates the derivative as either (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge), (2) a hedge of the exposure of a forecasted transaction or of the variability in the cash flows of a recognized asset or liability (a cash flow hedge) or (3) a hedge of a net investment in a foreign operation (a net investment hedge).
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2014, there were no material changes in the methods or policies used to establish estimates and assumptions. Other matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of fixed and intangible assets and unsettled pricing discussions with customers and suppliers (Note 2, "Summary of Significant Accounting Policies"); restructuring accruals (Note 4, "Restructuring"); deferred tax asset valuation allowances and income taxes (Note 7, "Income Taxes"); pension and other postretirement benefit plan assumptions (Note 8, "Pension and Other Postretirement Benefit Plans"); accruals related to litigation, warranty and environmental remediation costs (Note 11, "Commitments and Contingencies"); and self-insurance accruals. Actual results may differ significantly from the Company’s estimates.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Reclassifications
Certain amounts in prior years’ financial statements have been reclassified to conform to the presentation used in the year ended December 31, 2014.
(3) Acquisitions
Guilford
On May 31, 2012, the Company completed the acquisition of Guilford, which manufactures fabrics for the automotive and specialty markets, for $243.9 million, net of cash acquired. In addition, the Company incurred transaction costs of $5.0 million related to advisory services in 2012, which have been expensed as incurred.
The Guilford acquisition was accounted for as a purchase, and accordingly, the assets acquired and liabilities assumed are included in the accompanying consolidated balance sheets as of December 31, 2014 and 2013. The operating results and cash flows of Guilford are included in the accompanying consolidated financial statements from the date of acquisition.
The pro forma effects of this acquisition would not materially impact the Company’s reported results for any period presented.
Subsequent Event
On January 5, 2015, the Company completed the acquisition of Everett Smith Group, Ltd., the parent company of Eagle Ottawa, LLC ("Eagle Ottawa"), for approximately $850 million on a cash and debt free basis (subject to certain adjustments). Eagle Ottawa is a leading provider of leather for the automotive industry, with annual sales of approximately $1 billion. The acquisition was financed with $350 million of the proceeds from the offering of $650 million in aggregate principal amount of senior unsecured notes due 2025 at a stated coupon rate of 5.25% (the "2025 Notes") issued in November 2014 and borrowings under a $500 million delayed-draw term loan facility ("Term Loan Facility") established in November 2014 under the Company's amended and restated senior secured credit agreement (the "Credit Agreement") (see Note 6, "Debt").
The acquisition of Eagle Ottawa will be accounted for as a business combination, and the assets acquired and liabilities assumed will be recognized and measured as of the acquisition date at fair value. The operating results and cash flows of Eagle Ottawa will be included in the consolidated financial statements from the date of acquisition. The Company is in the process of preparing the preliminary estimate of the fair value of assets acquired and liabilities assumed, which will be included in the Company's Quarterly Report on Form 10-Q for the period ending March 28, 2015.
(4) Restructuring
In 2014, the Company recorded charges of $107.0 million in connection with its restructuring actions. These charges consist of $86.8 million recorded as cost of sales, $19.2 million recorded as selling, general and administrative expenses and $1.0 million recorded as other expense, net. The restructuring charges consist of employee termination benefits of $88.6 million, asset impairment charges of $0.5 million and contract termination costs of $0.5 million, as well as other related costs of $17.4 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $0.5 million in excess of related estimated fair values. The Company expects to incur approximately $30.4 million of additional restructuring costs related to activities initiated as of December 31, 2014, and expects that the components of such costs will be consistent with its historical experience. Any future restructuring actions will depend upon market conditions, customer actions and other factors.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of 2014 activity, is shown below (in millions):

	Accrual as of January 1, 2014	2014 Charges	Utilization		Accrual as of December 31, 2014
			Cash	Non-cash
Employee termination benefits	$38.7	$88.6	$(82.2)	$—	$45.1
Asset impairments	—	0.5	—	(0.5)	—
Contract termination costs	5.6	0.5	(1.0)	—	5.1
Other related costs	—	17.4	(17.4)	—	—
Total	$44.3	$107.0	$(100.6)	$(0.5)	$50.2
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
A summary of 2013 activity, excluding pension benefit plan settlement charges of $2.5 million, is shown below (in millions):

	Accrual as of January 1, 2013	2013 Charges	Utilization		Accrual as of December 31, 2013
			Cash	Non-cash
Employee termination benefits	$38.5	$54.1	$(53.9)	$—	$38.7
Asset impairments	—	9.2	—	(9.2)	—
Contract termination costs	5.7	0.3	(0.4)	—	5.6
Other related costs	—	11.8	(11.8)	—	—
Total	$44.2	$75.4	$(66.1)	$(9.2)	$44.3
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

December 31,	2014	2013	2012
Shanghai Lear STEC Automotive Parts Co., Ltd. (China)	55%	55%	55%
Beijing BAI Lear Automotive Systems Co., Ltd. (China)	50	50	50
Beijing Lear Automotive Electronics and Electrical Products Co., Ltd. (China)	50	50	50
Dong Kwang Lear Yuhan Hoesa (Korea)	50	50	50
Industrias Cousin Freres, S.L. (Spain)	50	50	50
Jiangxi Jiangling Lear Interior Systems Co., Ltd. (China)	50	50	50
Lear Dongfeng Automotive Seating Co., Ltd. (China)	50	50	50
Changchun Lear FAWSN Automotive Electrical and Electronics Co., Ltd. (China)	49	49	49
Changchun Lear FAWSN Automotive Seat Systems Co., Ltd. (China)	49	49	49
Honduras Electrical Distribution Systems S. de R.L. de C.V. (Honduras)	49	49	49
Kyungshin-Lear Sales and Engineering LLC	49	49	49
Beijing Lear Dymos Automotive Systems Co., Ltd. (China)	40	40	40
Dymos Lear Automotive India Private Limited (India)	35	35	35
eLumigen, LLC	30	15	—
RevoLaze, LLC	20	20	—
HB Polymer Company, LLC	10	10	—
Tacle Seating USA, LLC	—	49	49
International Automotive Components Group North America, LLC	—	—	23
Summarized group financial information for affiliates accounted for under the equity method as of December 31, 2014 and 2013, and for the years ended December 31, 2014, 2013 and 2012, is shown below (unaudited; in millions):

December 31,	2014	2013
Balance sheet data:
Current assets	$794.3	$767.1
Non-current assets	183.4	143.5
Current liabilities	627.6	548.9
Non-current liabilities	5.6	5.8

For the year ended December 31,	2014	2013	2012
Income statement data:
Net sales	$1,802.7	$1,686.5	$6,240.5
Gross profit	129.3	121.9	452.6
Income (loss) before provision for income taxes	117.8	110.1	(109.0)
Net income (loss) attributable to affiliates	92.9	89.0	(76.1)
As of December 31, 2014 and 2013, the Company’s aggregate investment in affiliates was $171.5 million and $172.0 million, respectively. In addition, the Company had receivables due from affiliates, including notes and advances, of $75.5 million and $74.2 million and payables due to affiliates of $5.7 million and $8.8 million as of December 31, 2014 and 2013, respectively.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of transactions with affiliates and other related parties is shown below (in millions):

For the year ended December 31,	2014	2013	2012
Sales to affiliates	$214.7	$145.1	$93.1
Purchases from affiliates	32.1	41.5	141.9
Management and other fees for services provided to affiliates	24.5	22.3	23.0
Dividends received from affiliates	25.0	17.6	14.4
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
2014
In April 2014, the Company sold its 49% ownership interest in Tacle Seating USA, LLC. The Company did not recognize a significant gain or loss related to this transaction. Also in 2014, the Company acquired an additional ownership interest in eLumigen, LLC, thereby increasing its ownership interest to 30% from 15%.
2013
In March 2013, the Company completed the sale of its 22.88% ownership interest in International Automotive Components Group North America, LLC for net proceeds of $49.6 million. The Company did not recognize a significant gain or loss related to this transaction. Also in 2013, the Company established investments in RevoLaze, LLC, eLumigen, LLC and HB Polymer Company, LLC.
(6) Debt
Short-Term Borrowings
The Company utilizes uncommitted lines of credit as needed for its short-term working capital fluctuations. As of December 31, 2014 and 2013, the Company had lines of credit from banks totaling $5.3 million and $5.4 million, respectively, of which no amounts were outstanding and all of which were unused and available, subject to certain restrictions imposed by the indentures governing the Notes and the Credit Agreement.
Long-Term Debt
A summary of long-term debt and the related weighted average interest rates is shown below (in millions):

December 31,	2014		2013
Debt Instrument	Long-Term Debt	Weighted Average Interest Rate	Long-Term Debt	Weighted Average Interest Rate
7.875% Senior Notes due 2018	$—	N/A	$278.8	8.00%
8.125% Senior Notes due 2020	243.7	8.25%	278.3	8.25%
4.75% Senior Notes due 2023	500.0	4.75%	500.0	4.75%
5.375% Senior Notes due 2024	325.0	5.375%	—	N/A
5.25% Senior Notes due 2025	650.0	5.25%	—	N/A
	1,718.7		1,057.1
Less — Current portion	(243.7)		—
Long-term debt	$1,475.0		$1,057.1
Senior Notes
As of December 31, 2014, the Company’s senior notes consist of $245 million in aggregate principal amount at maturity of senior unsecured notes due 2020 at a stated coupon rate of 8.125% (the "2020 Notes"), $500 million in aggregate principal amount of senior unsecured notes due 2023 at a stated coupon rate of 4.75% (the "2023 Notes"), $325 million in aggregate

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

principal amount of senior unsecured notes due 2024 at a stated coupon rate of 5.375% (the "2024 Notes") and the 2025 Notes (and together with the 2020 Notes, the 2023 Notes and the 2024 Notes, the "Notes").
2020 Notes
The 2020 Notes were issued in March 2010, at 99.164% of par, resulting in a yield to maturity of 8.25%, and mature on March 15, 2020. Interest is payable on March 15 and September 15 of each year. In November 2014, the Company's Board of Directors authorized the redemption of the remaining outstanding aggregate principal amount of the 2020 Notes on or after March 15, 2015, the first available optional redemption date under the indenture governing the 2020 Notes. In January 2015, the Company issued a notice for the redemption of the 2020 Notes, which will occur on March 15, 2015. The Notes will be redeemed at a price equal to 104.063% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. Accordingly, the 2020 Notes are recorded in current liabilities in the accompanying consolidated balance sheet as of December 31, 2014. In addition, $250 million of cash proceeds from the issuance of the 2025 Notes has been restricted for the redemption of the 2020 Notes. This restricted cash is recorded in other current assets in the accompanying consolidated balance sheet as of December 31, 2014, and is reflected as cash used in financing activities in the accompanying consolidated statement of cash flows for the year ended December 31, 2014 (see "— 2025 Notes" below).
2023 Notes
The 2023 Notes were issued in January 2013 and mature on January 15, 2023. Interest is payable on January 15 and July 15 of each year. The 2023 Notes were offered and sold in a private transaction to qualified institutional buyers under Rule 144A and, outside of the United States, pursuant to Regulation S of the Securities Act of 1933, as amended (the "Securities Act"). In accordance with the registration rights agreement entered into at the time of the issuance of the 2023 Notes, the Company completed an exchange offer to exchange the 2023 Notes for substantially identical notes registered under the Securities Act in the second quarter of 2014. The proceeds from the offering of $500 million, net of related issuance costs of $7.4 million, together with the Company’s existing sources of liquidity, were used for general corporate purposes, including, without limitation, the redemption of $70 million in aggregate principal amount of the Company’s 7.875% senior unsecured notes due 2018 (the "2018 Notes") and the 2020 Notes, investments in additional component capabilities and emerging markets and share repurchases under the Company’s common stock share repurchase program (see Note 10, "Capital Stock and Equity"). In connection with the partial redemption of the 2018 Notes and 2020 Notes, the Company paid $72.1 million and recognized a loss of $3.6 million on the partial extinguishment of debt in the year ended December 31, 2013.
The Company may redeem the 2023 Notes, in whole or in part, on or after January 15, 2018, at the redemption prices set forth below, plus accrued and unpaid interest to the redemption date.

Twelve-Month Period Commencing January 15,	2023 Notes
2018	102.375%
2019	101.583%
2020	100.792%
2021 and thereafter	100.000%
Prior to January 15, 2016, the Company may redeem up to 35% of the aggregate principal amount of the 2023 Notes, in an amount not to exceed the amount of net cash proceeds of one or more equity offerings, at a redemption price equal to 104.75% of the aggregate principal amount thereof, plus accrued and unpaid interest to the redemption date, provided that at least 65% of the original aggregate principal amount of the 2023 Notes remains outstanding after the redemption and any such redemption is made within 90 days after the closing of such equity offering. Prior to January 15, 2018, the Company may redeem the 2023 Notes, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount thereof, plus a "make-whole" premium as of, and accrued and unpaid interest to, the redemption date.
2024 Notes
The 2024 Notes were issued in March 2014 and mature on March 15, 2024. Interest is payable on March 15 and September 15 of each year. The proceeds from the offering of $325 million, net of related issuance costs of $3.9 million, together with existing cash on hand, were used to redeem the remaining outstanding aggregate principal amount of the 2018 Notes ($280 million) and 10% of the original aggregate principal amount of the 2020 Notes ($35 million). In connection with these transactions, the Company paid $327.1 million and recognized losses of $17.5 million on the extinguishment of debt in the year ended December 31, 2014.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Company may redeem the 2024 Notes, in whole or in part, on or after March 15, 2019, at the redemption prices set forth below, plus accrued and unpaid interest to the redemption date.

Twelve-Month Period Commencing March 15,	2024 Notes
2019	102.688%
2020	101.792%
2021	100.896%
2022 and thereafter	100.000%
Prior to March 15, 2017, the Company may redeem up to 35% of the aggregate principal amount of the 2024 Notes, in an amount not to exceed the amount of net cash proceeds of one or more equity offerings, at a redemption price equal to 105.375% of the aggregate principal amount thereof, plus accrued and unpaid interest to the redemption date, provided that at least 65% of the original aggregate principal amount of the 2024 Notes remains outstanding after the redemption and any such redemption is made within 90 days after the closing of such equity offering. Prior to March 15, 2019, the Company may redeem the 2024 Notes, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount thereof, plus a "make-whole" premium as of, and accrued and unpaid interest to, the redemption date.
2025 Notes
The 2025 Notes were issued in November 2014 and mature on January 15, 2025. Interest is payable on January 15 and July 15 of each year. In January 2015, the Company used $350 million of the proceeds from the offering of $650 million, net of related issuance costs of $8.4 million, along with $500 million in borrowings under the Term Loan Facility (see " — Credit Agreement" below), to finance the acquisition of Eagle Ottawa (see Note 3, "Acquisitions"). The $350 million of cash proceeds from the offering restricted for the acquisition of Eagle Ottawa is recorded in other long-term assets in the accompanying consolidated balance sheet as of December 31, 2014, and is reflected as cash used in investing activities in the accompanying consolidated statement of cash flows for the year ended December 31, 2014. The remaining proceeds will be used to redeem the remaining outstanding aggregate principal amount of the 2020 Notes (see " — 2020 Notes" above) and for general corporate purposes, including the payment of fees and expenses associated with the acquisition of Eagle Ottawa and related financing transactions.
The Company may redeem the 2025 Notes, in whole or in part, on or after January 15, 2020, at the redemption prices set forth below, plus accrued and unpaid interest to the redemption date.

Twelve-Month Period Commencing January 15,	2025 Notes
2020	102.625%
2021	101.750%
2022	100.875%
2023 and thereafter	100.000%
Prior to January 15, 2018, the Company may redeem up to 40% of the aggregate principal amount of the 2025 Notes, in an amount not to exceed the amount of net cash proceeds of one or more equity offerings, at a redemption price equal to 105.25% of the aggregate principal amount thereof, plus accrued and unpaid interest to the redemption date, provided that at least 50% of the original aggregate principal amount of the 2025 Notes remains outstanding after the redemption and any such redemption is made within 120 days after the closing of such equity offering. Prior to January 15, 2020, the Company may redeem the 2025 Notes, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount thereof, plus a "make-whole" premium as of, and accrued and unpaid interest to, the redemption date.
2012 Redemption of Senior Notes
In 2012, the Company redeemed 10% of the original aggregate principal amount of each of the 2018 Notes and 2020 Notes ($70 million in aggregate) at a redemption price equal to 103% of the principal amount redeemed, plus accrued and unpaid interest to the redemption date. In connection with these transactions, the Company paid $72.1 million and recognized a loss of $3.7 million on the partial extinguishment of debt in the year ended December 31, 2012.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Guarantees
The Notes are senior unsecured obligations. The Company’s obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain domestic subsidiaries, which are directly or indirectly 100% owned by Lear. See Note 16, "Supplemental Guarantor Consolidating Financial Statements."
Covenants
The indenture governing the 2020 Notes contains restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to: (i) incur additional debt, (ii) pay dividends and make other restricted payments, (iii) create or permit certain liens, (iv) issue or sell capital stock of the Company’s restricted subsidiaries, (v) use the proceeds from sales of assets and subsidiary stock, (vi) create or permit restrictions on the ability of the Company’s restricted subsidiaries to pay dividends or make other distributions to the Company, (vii) enter into transactions with affiliates, (viii) enter into sale and leaseback transactions and (ix) consolidate or merge or sell all or substantially all of the Company’s assets. The foregoing limitations are subject to exceptions as set forth in the 2020 Notes. In addition, if in the future the 2020 Notes have an investment grade credit rating from both Moody’s Investors Service and Standard & Poor’s Ratings Services and no default has occurred and is continuing, certain of these covenants will, thereafter, no longer apply to the 2020 Notes for so long as the 2020 Notes have an investment grade credit rating by both rating agencies. The indenture governing the 2020 Notes also provides for customary events of default.
Subject to certain exceptions, the indentures governing the 2023 Notes, 2024 Notes and 2025 Notes contain restrictive covenants that, among other things, limit the ability of the Company to: (i) create or permit certain liens and (ii) consolidate or merge or sell all or substantially all of the Company’s assets. In addition, the indentures governing the 2023 Notes and 2024 Notes limit the ability of the Company to enter into sale and leaseback transactions. The indentures governing the Notes also provide for customary events of default.
As of December 31, 2014, the Company was in compliance with all covenants under the indentures governing the Notes.
Credit Agreement
In November 2014, the Company amended and restated its Credit Agreement to, among other things, increase the borrowing capacity of the revolving credit facility from $1.0 billion to $1.25 billion, extend the maturity date from January 30, 2018 to November 14, 2019, and establish the $500 million Term Loan Facility, which matures on January 5, 2020. In connection with this transaction, the Company paid related issuance costs of $5.8 million and recorded a loss on the extinguishment of debt of $0.4 million. As of December 31, 2014 and 2013, there were no borrowings outstanding under the revolving credit facility. Aggregate borrowings and repayments under the revolving credit facility were both $22.0 million in 2014 and $518.7 million in 2013. As of December 31, 2014, there were no borrowings outstanding under the Term Loan Facility. In January 2015, the Company borrowed $500 million under the Term Loan Facility to finance the acquisition of Eagle Ottawa.
Advances under the revolving credit facility generally bear interest at a variable rate per annum equal to (i) the Eurocurrency Rate (as defined) plus an adjustable margin of 1.0% to 2.25% based on the Company’s corporate rating (1.50% as of December 31, 2014), payable on the last day of each applicable interest period but in no event less frequently than quarterly, or (ii) the Adjusted Base Rate (as defined) plus an adjustable margin of 0.0% to 1.25% based on the Company’s corporate rating (0.50% as of December 31, 2014), payable quarterly. A facility fee, which ranges from 0.25% to 0.50% of the total amount committed under the revolving credit facility, is payable quarterly.
Loans under the Term Loan Facility bear interest based on the Eurocurrency rate or base rate plus a margin, ranging from 1.25% to 2.25% for Eurocurrency and 0.25% to 1.25% for base rate.
The Company’s obligations under the Credit Agreement are secured on a first priority basis by a lien on substantially all of the U.S. assets of the Company and its domestic subsidiaries, as well as 100% of the stock of the Company’s domestic subsidiaries and 65% of the stock of certain of the Company’s foreign subsidiaries. In addition, obligations under the revolving credit facility are guaranteed, jointly and severally, on a first priority basis, by certain domestic subsidiaries, which are directly or indirectly 100% owned by Lear. See Note 16, "Supplemental Guarantor Consolidating Financial Statements."
The Credit Agreement contains various customary representations, warranties and covenants by the Company, including, without limitation, (i) covenants regarding maximum leverage and minimum interest coverage, (ii) limitations on fundamental changes involving the Company or its subsidiaries and (iii) limitations on indebtedness, liens, investments and restricted payments. As of December 31, 2014, the Company was in compliance with all covenants under the credit agreement.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Scheduled Maturities
As of December 31, 2014, there are no scheduled maturities of long-term debt in the next five years.
As discussed in "— 2020 Notes" above, in January 2015, the Company issued a notice for the redemption of the remaining outstanding aggregate principal amount of the 2020 Notes, which will occur on March 15, 2015. As discussed in "— Credit Agreement" above, in January 2015, the Company borrowed $500 million under the Term Loan Facility to finance the acquisition of Eagle Ottawa. Including these subsequent events, scheduled maturities for the five succeeding years, as of the date of this Report, are shown below (in millions):

2015	$254.4
2016	21.8
2017	34.4
2018	46.9
2019	37.5
(7) Income Taxes
A summary of consolidated income before provision (benefit) for income taxes and equity in net income of affiliates and the components of provision (benefit) for income taxes is shown below (in millions):

For the year ended December 31,	2014	2013	2012
Consolidated income before provision (benefit) for income taxes and equity in net income of affiliates:
Domestic	$228.0	$218.5	$289.3
Foreign	559.4	391.6	359.6
	$787.4	$610.1	$648.9
Domestic provision (benefit) for income taxes:
Current provision (benefit)	$24.3	$16.8	$(4.1)
Deferred provision (benefit)	47.0	64.9	(720.8)
Total domestic provision (benefit)	71.3	81.7	(724.9)
Foreign provision for income taxes:
Current provision	155.1	130.5	59.8
Deferred provision (benefit)	(105.0)	(19.5)	27.1
Total foreign provision	50.1	111.0	86.9
Provision (benefit) for income taxes	$121.4	$192.7	$(638.0)
The domestic provision (benefit) includes withholding taxes related to dividends and royalties paid by the Company’s foreign subsidiaries, as well as state and local taxes. In 2012, the domestic current benefit includes a tax benefit of $24.2 million related to certain transfer pricing items that are now recognized as a result of the release of the Company’s U.S. valuation allowance. In 2012, the domestic deferred benefit includes the benefit of prior unrecognized net operating loss carryforwards of $104.8 million. In 2014, 2013 and 2012, the foreign deferred provision (benefit) includes the benefit of prior unrecognized net operating loss carryforwards of $10.0 million, $4.1 million and $4.6 million, respectively.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of the differences between the provision (benefit) for income taxes calculated at the United States federal statutory income tax rate of 35% and the consolidated provision (benefit) for income taxes is shown below (in millions):

For the year ended December 31,	2014	2013	2012
Consolidated income before provision (benefit) for income taxes and equity in net income of affiliates multiplied by the United States federal statutory income tax rate	$275.6	$213.5	$227.1
Differences in income taxes on foreign earnings, losses and remittances	(47.8)	(38.7)	1.8
Valuation allowance adjustments	(74.2)	0.2	(764.5)
Tax credits	(0.7)	(16.4)	(43.5)
Tax audits and assessments	(12.8)	2.7	(48.7)
Other	(18.7)	31.4	(10.2)
Provision (benefit) for income taxes	$121.4	$192.7	$(638.0)
Internal Revenue Code of 1986, as amended ("IRC"), Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its U.S. net operating loss, capital loss and tax credit carryforwards (collectively, the "Tax Attributes"), as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. The Company’s emergence from Chapter 11 bankruptcy proceedings is considered a change in ownership for purposes of IRC Section 382. The limitation under the IRC is based on the value of the corporation as of the emergence date. As a result, the Company’s future U.S. taxable income may not be fully offset by the Tax Attributes if such income exceeds its annual limitation, and the Company may incur a tax liability with respect to such income. In addition, subsequent changes in ownership for purposes of the IRC could further limit the Company’s ability to use its Tax Attributes.
For the years ended December 31, 2014, 2013 and 2012, income in foreign jurisdictions with tax holidays was $57.6 million, $73.7 million and $99.2 million, respectively. Such tax holidays generally expire from 2015 through 2027.
Deferred income taxes represent temporary differences in the recognition of certain items for financial reporting and income tax purposes. A summary of the components of the net deferred income tax asset is shown below (in millions):

December 31,	2014	2013
Deferred income tax assets:
Tax loss carryforwards	$588.9	$690.5
Tax credit carryforwards	419.0	437.2
Retirement benefit plans	119.8	74.3
Accrued liabilities	136.7	133.9
Self-insurance reserves	8.6	9.5
Current asset basis differences	38.7	38.8
Long-term asset basis differences	(48.7)	(64.5)
Deferred compensation	48.3	40.9
Recoverable customer engineering, development and tooling	(12.1)	(22.2)
Undistributed earnings of foreign subsidiaries	(54.2)	(54.3)
Derivative instruments and hedging	12.5	(1.6)
Other	1.4	(0.8)
	1,258.9	1,281.7
Valuation allowance	(508.5)	(642.6)
Net deferred income tax asset	$750.4	$639.1
As of December 31, 2014 and 2013, the valuation allowance with respect to the Company’s deferred tax assets was $508.5 million and $642.6 million, respectively, a net decrease of $134.1 million.
Concluding that a valuation allowance is not required is difficult when there is significant negative evidence, such as cumulative losses in recent years, which is objective and verifiable. When measuring cumulative losses in recent years, the Company uses a rolling three-year period of pretax book income, adjusted for permanent differences between book and taxable

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

income and certain other items. The Company was profitable in the United States in 2012 but remained in a cumulative loss position through the third quarter of 2012. As of December 31, 2012, the Company was no longer in a cumulative loss position. Based on three years of profitability in the United States, as well as a forecast of taxable income in the United States in 2013 and future years, management concluded that it was more likely than not that its net deferred tax assets would be realized. As a result, substantially all of the valuation allowance that had been provided with respect to the net deferred tax assets in the United States was reversed in the fourth quarter of 2012. As of December 31, 2014, the Company continues to maintain a valuation allowance of $35.2 million with respect to certain U.S. deferred tax assets that, due to their nature, are not likely to be realized. In addition, the Company continues to maintain a valuation allowance of $473.3 million with respect to its deferred tax assets in several international jurisdictions.
The classification of the net deferred income tax asset is shown below (in millions):

December 31,	2014	2013
Deferred income tax assets:
Current	$210.8	$187.4
Long-term	606.4	535.9
Deferred income tax liabilities:
Current	(9.6)	(23.1)
Long-term	(57.2)	(61.1)
Net deferred income tax asset	$750.4	$639.1
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
As of December 31, 2014, the Company had tax loss carryforwards of $2.0 billion. Of the total tax loss carryforwards, $1,794.0 million have no expiration date, and $252.9 million expire between 2015 and 2034. In addition, the Company had tax credit carryforwards of $442.2 million comprised principally of U.S. foreign tax credits, research and development credits and investment tax credits that generally expire between 2015 and 2034. As of December 31, 2014, the deferred tax asset related to domestic tax credit carryforwards is lower than the actual amount reported on the Company’s domestic tax returns by approximately $23.2 million. This difference is the result of tax deductions in excess of financial statement amounts for stock-based compensation. When these amounts are realized, the Company will record the tax benefit as an increase to additional paid in capital.
As of December 31, 2014 and 2013, the Company’s gross unrecognized tax benefits were $39.7 million and $45.2 million (excluding interest and penalties), respectively, of which $39.7 million and $31.9 million, respectively, if recognized, would affect the Company’s effective tax rate. The gross unrecognized tax benefits are recorded in other long-term liabilities, with the exception of $0.6 million (excluding interest and penalties), which is recorded in accrued liabilities, in the accompanying consolidated balance sheets as of December 31, 2013.
A summary of the changes in gross unrecognized tax benefits is shown below (in millions):

For the year ended December 31,	2014	2013	2012
Balance at beginning of period	$45.2	$34.4	$49.4
Additions based on tax positions related to current year	5.6	5.0	5.2
Additions (reductions) based on tax positions related to prior years	(1.8)	14.3	(18.5)
Settlements	(6.5)	(6.7)	—
Statute expirations	—	(0.8)	(1.8)
Foreign currency translation	(2.8)	(1.0)	0.1
Balance at end of period	$39.7	$45.2	$34.4
The Company recognizes interest and penalties with respect to unrecognized tax benefits as income tax expense. As of December 31, 2014 and 2013, the Company had recorded gross reserves of $6.1 million and $6.7 million (excluding federal

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

benefit where applicable), respectively, related to interest and penalties, of which $6.1 million and $6.6 million, respectively, if recognized, would affect the Company’s effective tax rate.
The Company operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subject to review by both domestic and foreign tax authorities. During the next twelve months, it is reasonably possible that, as a result of audit settlements, the conclusion of current examinations and the expiration of the statute of limitations in multiple jurisdictions, the Company may decrease the amount of its gross unrecognized tax benefits by approximately $0.6 million, all of which, if recognized, would affect the Company’s effective tax rate. The gross unrecognized tax benefits subject to potential decrease involve issues related to transfer pricing and various other tax items in multiple jurisdictions. However, as a result of ongoing examinations, tax proceedings in certain countries, additions to the gross unrecognized tax benefits for positions taken and interest and penalties, if any, arising in 2015, it is not possible to estimate the potential net increase or decrease to the Company’s gross unrecognized tax benefits during the next twelve months.
The Company considers its significant tax jurisdictions to include Brazil, China, Germany, Hungary, Italy, Mexico, Poland, Spain, the United Kingdom and the United States. The Company or its subsidiaries generally remain subject to income tax examination in certain U.S. state and local jurisdictions for years after 2009. Further, the Company or its subsidiaries remain subject to income tax examination in Mexico and Spain for years after 2006, in Brazil, Hungary and Poland for years after 2008, in Canada and Italy generally for years after 2009, in China, Germany and the United Kingdom for years after 2010 and in the United States generally for years after 2013.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Obligations and Funded Status
A reconciliation of the change in benefit obligation and the change in plan assets for the years ended December 31, 2014 and 2013, is shown below (in millions):

	Pension				Other Postretirement
	December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Change in benefit obligation:
Benefit obligation at beginning of period	$586.7	$459.5	$656.3	$509.2	$91.6	$42.4	$102.0	$73.8
Service cost	3.7	8.8	2.9	10.2	0.2	0.9	0.1	1.1
Interest cost	28.5	20.4	26.2	20.7	4.0	2.0	3.6	2.0
Amendments and settlements	—	—	—	(13.8)	—	—	—	(25.5)
Actuarial (gain) loss	119.8	66.5	(79.9)	(24.3)	(8.0)	6.9	(8.4)	(2.5)
Benefits paid	(20.9)	(22.4)	(18.8)	(22.8)	(4.5)	(2.6)	(5.7)	(2.4)
Special termination benefits	—	—	—	0.1	—	0.8	—	0.8
Translation adjustment	—	(39.8)	—	(19.8)	—	(3.6)	—	(4.9)
Benefit obligation at end of period	$717.8	$493.0	$586.7	$459.5	$83.3	$46.8	$91.6	$42.4

	Pension				Other Postretirement
	December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Change in plan assets:
Fair value of plan assets at beginning of period	$503.5	$417.0	$417.6	$390.6	$—	$—	$—	$—
Actual return on plan assets	34.2	40.7	79.1	57.6	—	—	—	—
Employer contributions	2.4	15.2	25.6	27.4	4.5	2.6	5.7	2.4
Benefits paid	(20.9)	(22.4)	(18.8)	(22.8)	(4.5)	(2.6)	(5.7)	(2.4)
Settlements	—	—	—	(13.8)	—	—	—	—
Translation adjustment	—	(35.4)	—	(22.0)	—	—	—	—
Fair value of plan assets at end of period	$519.2	$415.1	$503.5	$417.0	$—	$—	$—	$—

Funded status	$(198.6)	$(77.9)	$(83.2)	$(42.5)	$(83.3)	$(46.8)	$(91.6)	$(42.4)

	Pension				Other Postretirement
	December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Amounts recognized in the consolidated balance sheet:
Other long-term assets	$—	$45.5	$0.3	$62.7	$—	$—	$—	$—
Accrued liabilities	(2.5)	(3.0)	(2.3)	(3.5)	(5.1)	(2.0)	(6.9)	(2.3)
Other long-term liabilities	(196.1)	(120.4)	(81.2)	(101.7)	(78.2)	(44.8)	(84.7)	(40.1)

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

In 2013, the Company settled foreign defined benefit pension obligations related to the closure of a foreign facility in 2010. This settlement transaction was subject to and in accordance with regulatory requirements and was accomplished through both the purchase of individual non-participating life annuity contracts and lump-sum payments made directly to plan participants by the plans’ trust. In conjunction with this settlement transaction, the Company recognized a settlement loss of $2.5 million in 2013, as disclosed in Note 4, "Restructuring," and in "— Net Periodic Benefit Cost (Credit)" below.
As of December 31, 2014 and 2013, the accumulated benefit obligation for all of the Company’s pension plans was $1,192.7 million and $1,031.7 million, respectively. As of December 31, 2014 and 2013, the majority of the Company’s pension plans had accumulated benefit obligations in excess of plan assets. The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets of pension plans with accumulated benefit obligations in excess of plan assets were $930.4 million, $912.5 million and $608.5 million, respectively, as of December 31, 2014, and $731.1 million, $717.5 million and $542.3 million, respectively, as of December 31, 2013.
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
Pretax amounts recognized in other comprehensive income (loss) for the years ended December 31, 2014 and 2013, are shown below (in millions):

	Pension				Other Postretirement
	December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial gains (losses) recognized:
Reclassification adjustments	$(0.3)	$1.4	$4.1	$8.9	$(0.7)	$0.1	$(0.1)	$2.9
Actuarial gain (loss) arising during the period	(123.6)	(53.4)	126.6	55.9	8.0	(6.9)	8.4	2.5
Prior service cost recognized:
Reclassification adjustments	—	—	—	—	—	(0.4)	—	(0.4)
Translation adjustment	—	4.5	—	6.6	—	0.2	—	0.5
	$(123.9)	$(47.5)	$130.7	$71.4	$7.3	$(7.0)	$8.3	$5.5
In addition, the Company recognized tax benefits (expense) in other comprehensive income (loss) related to its defined benefit plans of $56.5 million, ($70.1) million and $2.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Pretax amounts recorded in accumulated other comprehensive loss not yet recognized in net periodic benefit cost (credit) as of December 31, 2014 and 2013, are shown below (in millions):

	Pension				Other Postretirement
	December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Net unrecognized actuarial gain (loss)	$(138.1)	$(97.6)	$(14.2)	$(50.1)	$11.7	$(11.3)	$4.4	$(4.9)
Prior service credit	—	—	—	—	—	1.9	—	2.5
	$(138.1)	$(97.6)	$(14.2)	$(50.1)	$11.7	$(9.4)	$4.4	$(2.4)

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Pretax amounts recorded in accumulated other comprehensive loss as of December 31, 2014, that are expected to be recognized as components of net periodic benefit cost (credit) in the year ending December 31, 2015, are shown below (in millions):

	Pension		Other Postretirement
	U.S.	Foreign	U.S.	Foreign
Net unrecognized actuarial gain (loss)	$(2.6)	$(3.0)	$1.2	$(0.6)
Prior service credit	—	—	—	0.4
	$(2.6)	$(3.0)	$1.2	$(0.2)
Net Periodic Pension and Other Postretirement Benefit Cost (Credit)
The components of the Company’s net periodic pension benefit cost (credit) are shown below (in millions):

	Year Ended December 31,
	2014		2013		2012
Pension	U.S.	Foreign	U.S	Foreign	U.S.	Foreign
Service cost	$3.7	$8.8	$2.9	$10.2	$3.2	$9.6
Interest cost	28.5	20.4	26.2	20.7	25.4	21.0
Expected return on plan assets	(38.1)	(27.0)	(32.4)	(25.1)	(28.4)	(23.1)
Amortization of actuarial loss	(0.3)	1.3	4.1	6.4	3.9	5.8
Settlement loss	0.1	—	—	2.5	0.6	—
Net periodic benefit cost (credit)	$(6.1)	$3.5	$0.8	$14.7	$4.7	$13.3
The components of the Company’s net periodic other postretirement benefit cost (credit) are shown below (in millions):

	Year Ended December 31,
	2014		2013		2012
Other Postretirement	U.S.	Foreign	U.S	Foreign	U.S.	Foreign
Service cost	$0.2	$0.9	$0.1	$1.1	$0.5	$1.0
Interest cost	4.0	2.0	3.6	2.0	4.4	3.2
Amortization of actuarial (gain) loss	(0.7)	0.1	(0.1)	0.3	0.3	0.3
Amortization of prior service credit	—	(0.4)	—	(0.4)	—	(0.2)
Special termination benefits	—	0.8	—	0.7	—	0.4
Settlement gain	—	—	—	(5.9)	(5.4)	—
Net periodic benefit cost (credit)	$3.5	$3.4	$3.6	$(2.2)	$(0.2)	$4.7
For the year ended December 31, 2013, the Company recognized a settlement loss of $2.5 million, related to its restructuring actions (Note 4, "Restructuring").
Assumptions
The weighted average actuarial assumptions used in determining the benefit obligations are shown below:

	Pension		Other Postretirement
December 31,	2014	2013	2014	2013
Discount rate:
Domestic plans	4.1%	5.0%	3.9%	4.5%
Foreign plans	3.6%	4.6%	4.0%	5.0%
Rate of compensation increase:
Foreign plans	3.1%	4.1%	N/A	N/A

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The weighted average actuarial assumptions used in determining the net periodic benefit cost (credit) are shown below:

For the year ended December 31,	2014	2013	2012
Pension
Discount rate:
Domestic plans	5.0%	4.1%	4.5%
Foreign plans	4.7%	4.3%	4.8%
Expected return on plan assets:
Domestic plans	7.8%	8.0%	8.0%
Foreign plans	6.7%	6.7%	6.7%
Rate of compensation increase:
Foreign plans	3.4%	4.8%	5.2%
Other postretirement
Discount rate:
Domestic plans	4.5%	3.7%	4.0%
Foreign plans	5.0%	4.4%	4.5%
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
Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. A 1% increase in the assumed rate of healthcare cost increases each year would increase the postretirement benefit obligation by $20.0 million as of December 31, 2014, and increase the net periodic postretirement benefit cost by $1.1 million for the year then ended. A 1% decrease in the assumed rate of healthcare cost increases each year would decrease the postretirement benefit obligation by $16.0 million as of December 31, 2014, and decrease the net periodic postretirement benefit cost by $0.9 million for the year then ended.
For the measurement of postretirement benefit obligation as of December 31, 2014, domestic healthcare costs were assumed to increase 7.1% in 2015, grading down over time to 4.5% in 2021. Foreign healthcare costs were assumed to increase 5.3% in 2015, grading down over time to 4.5% in 2031 on a weighted average basis.
Plan Assets
With the exception of alternative investments, plan assets are valued at fair value using a market approach and observable inputs, such as quoted market prices in active markets (Level 1 and Level 2 inputs based on the GAAP fair value hierarchy). Alternative investments are valued at fair value based on net asset per share or unit provided for each investment fund (Level 2 input based on the GAAP fair value hierarchy). For further information on the GAAP fair value hierarchy, see Note 13, "Financial Instruments."

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Company’s pension plan assets by asset category are shown below (in millions). Pension plan assets for the foreign plans relate to the Company’s pension plans in Canada and the United Kingdom.

December 31,	2014	2013
Equity securities:
Domestic plans	$317.7	$321.2
Foreign plans	238.9	237.4
Debt securities:
Domestic plans	137.9	114.6
Foreign plans	136.8	125.7
Alternative investments:
Domestic plans	53.7	51.0
Foreign plans	33.1	31.5
Cash and other:
Domestic plans	9.9	16.7
Foreign plans	6.3	22.4
The Company’s investment policies incorporate an asset allocation strategy that emphasizes the long-term growth of capital. The Company believes that this strategy is consistent with the long-term nature of plan liabilities and ultimate cash needs of the plans. For the domestic portfolio, the Company targets an equity allocation of 50% — 75% of plan assets, a fixed income allocation of 15% — 40%, an alternative investment allocation of 0% — 30% and a cash allocation of 0% — 10%. For the foreign portfolio, the Company targets an equity allocation of 45% — 65% of plan assets, a fixed income allocation of 30% — 40%, an alternative investment allocation of 0% — 20% and a cash allocation of 0% — 10%. Differences in the target allocations of the domestic and foreign portfolios are reflective of differences in the underlying plan liabilities. Diversification within the investment portfolios is pursued by asset class and investment management style. The investment portfolios are reviewed on a quarterly basis to maintain the desired asset allocations, given the market performance of the asset classes and investment management styles.
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
Contributions
The Company's minimum required contributions to its domestic and foreign pension plans are expected to be approximately $25 to $30 million in 2015. The Company may elect to make contributions in excess of minimum funding requirements in response to investment performance or changes in interest rates or when the Company believes that it is financially advantageous to do so and based on its other cash requirements. The Company’s minimum funding requirements after 2015 will depend on several factors, including investment performance and interest rates. The Company’s minimum funding requirements may also be affected by changes in applicable legal requirements.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Benefit Payments
As of December 31, 2014, the Company’s estimate of expected benefit payments, excluding expected settlements relating to its restructuring actions, in each of the five succeeding years and in the aggregate for the five years thereafter are shown below (in millions):

	Pension		Other Postretirement
Year	U.S.	Foreign	U.S.	Foreign
2015	$24.2	$19.0	$5.1	$2.0
2016	25.3	19.3	5.2	1.3
2017	26.2	19.8	5.3	1.4
2018	27.5	20.2	5.4	1.5
2019	28.9	20.6	5.5	1.5
Five years thereafter	165.0	120.6	26.7	10.2
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

	Pension Protection Act Zone Status				Contributions to Multiemployer Pension Plans
Employer Identification Number	December 31, 2014 Certification	December 31, 2013 Certification	FIP/RP Pending or Implemented	Surcharge	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
516099782-001	Green	Green	No	No	$0.6	$0.4	$0.5
13-6130178	Red	Red	Yes	Yes	0.3	0.2	0.1
Defined Contribution Plan
The Company also sponsors defined contribution plans and participates in government-sponsored programs in certain foreign countries. Contributions are determined as a percentage of each covered employee’s salary. For the years ended December 31, 2014, 2013 and 2012, the aggregate cost of the defined contribution pension plans was $12.0 million, $11.1 million and $7.6 million, respectively.
The Company also has a defined contribution retirement program for its salaried employees. Contributions to this program are determined as a percentage of each covered employee’s eligible compensation. For the years ended December 31, 2014, 2013 and 2012, the Company recorded expense of $17.8 million, $16.4 million and $13.4 million, respectively, related to this program.
(9) Capital Stock and Equity
Common Stock
The Company is authorized to issue up to 300,000,000 shares of Common Stock. The Company’s Common Stock is listed on the New York Stock Exchange under the symbol "LEA" and has the following rights and privileges:

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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Company available for distribution to the Company’s stockholders in proportion to the number of shares of common stock held by each stockholder.

•	Conversion, Redemption and Preemptive Rights – Holders of common stock have no conversion, redemption, sinking fund, preemptive, subscription or similar rights.
Common Stock Share Repurchase Program
Since the first quarter of 2011, the Company's Board of Directors has authorized $2.25 billion in share repurchases under its common stock share repurchase program. On April 25, 2013, the Company entered into an accelerated stock repurchase ("ASR") agreement with a third-party financial institution to repurchase $800 million of the Company's common stock. In the second quarter of 2013, the Company paid $800 million to the financial institution, using cash on-hand, and received an initial delivery of 11,862,836 shares. This initial share delivery represented 80% of the ASR transaction’s value at the then-current price of $53.95 per share. These shares have been included in common stock held in treasury as of the applicable delivery date. The ultimate number of shares repurchased and the final price paid per share under the ASR transaction was determined based on the daily volume weighted average price of the Company’s common stock during the term of the ASR agreement, less an agreed upon discount. On March 31, 2014, the ASR agreement ended, and the initial delivery of 11,862,836 shares exceeded the ultimate number of shares repurchased under the ASR transaction by 658,903 shares. Under the terms of the ASR agreement, the Company had the contractual right to deliver either shares or cash equal to the value of those shares to the financial institution. The Company elected to settle the ASR transaction in cash and as a result, paid $55.5 million in the second quarter of 2014. Inclusive of the settlement, 11,862,836 shares were repurchased under the ASR transaction for $855.5 million, or an average price of $72.11 per share.
In 2014, the Company paid $411.4 million in aggregate for repurchases of its common stock, including $355.9 million of open market repurchases (3,805,114 shares repurchased at an average purchase price of $93.52 per share, excluding commissions) and $55.5 million to settle the ASR transaction. In 2013, the Company paid $1.0 billion in aggregate for repurchases of its common stock (15,533,758 shares repurchased, including the initial delivery of shares representing 80% of the ASR transaction's original value, at an average purchase price of $54.08 per share, excluding commissions). In 2012, the Company paid $222.8 million in aggregate for repurchases of its common stock (5,357,443 shares repurchased at an average purchase price of $41.59 per share, excluding commissions).
The Company has a remaining repurchase authorization of $338.6 million under its current common stock share repurchase program, which will expire in April 2016. The Company may implement these share repurchases through a variety of methods, including open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which the Company will repurchase its outstanding common stock and the timing of such repurchases will depend upon its financial condition, prevailing market conditions, alternative uses of capital and other factors. In addition, the Company’s Credit Agreement and the indenture governing the 2020 Notes place certain limitations on the Company’s ability to repurchase its common stock.
As of the date of this Report, the Company has paid $1.9 billion in aggregate for repurchases of its common stock, at an average price of $61.97 per share, excluding commissions and related fees, since the first quarter of 2011.
In addition to shares repurchased under the Company’s common stock share repurchase program described above, the Company classified shares withheld from the settlement of the Company’s restricted stock unit awards to cover minimum tax withholding requirements as common stock held in treasury in the accompanying consolidated balance sheets as of December 31, 2014 and December 31, 2013.
In December 2014 and 2013, the Company’s Board of Directors approved the retirement of 8 million shares and 20 million shares, respectively, of common stock held in treasury. These retired shares are reflected as authorized, but not issued, in the accompanying consolidated balance sheets as of December 31, 2014 and 2013. The 2014 retirement of shares held in treasury resulted in a reduction in common stock, additional paid-in capital and retained earnings of $0.1 million, $155.9 million and $363.9 million, respectively. These reductions were offset by a corresponding reduction in shares held in treasury of $519.9 million. The 2013 retirement of shares held in treasury resulted in a reduction in common stock, additional paid-in capital and retained earnings of $0.2 million, $389.7 million and $600.7 million, respectively. These reductions were offset by a corresponding reduction in shares held in treasury of $990.6 million. Accordingly, there was no effect on stockholders’ equity as a result of these transactions.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Quarterly Dividend
In 2014, 2013 and 2012, the Company’s Board of Directors declared quarterly cash dividends of $0.20, $0.17 and $0.14 per share of common stock, respectively. In 2014, declared dividends totaled $67.1 million, and dividends paid totaled $65.3 million. In 2013, declared dividends totaled $59.4 million, and dividends paid totaled $58.4 million. In 2012, declared dividends totaled $56.1 million, and dividends paid totaled $54.6 million. Dividends payable on common shares to be distributed under the Company’s stock-based compensation program and common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings will be paid when such common shares are distributed.
Warrants
The Company issued 8,157,249 warrants in connection with its emergence from Chapter 11 bankruptcy proceedings. All warrants that remained outstanding on November 9, 2014, expired in accordance with their terms on that date.
As of December 31, 2013, there were 279,094 warrants outstanding, exercisable into 558,188 shares of common stock. In accordance with GAAP, the Company accounts for the warrants as equity instruments. The following is a description of the warrants:

•
Exercise – Each warrant entitled its holder to purchase two shares of common stock at an exercise price of $0.005 per share of common stock, subject to adjustment, prior to November 9, 2014 (the warrant expiration date).

•
No Rights as Stockholders – Prior to the exercise of the warrants, no holder of warrants (solely in its capacity as a holder of warrants) was entitled to any rights as a stockholder of the Company, including, without limitation, the right to vote, receive notice of any meeting of stockholders or receive dividends, allotments or other distributions.

•
Adjustments – The number of shares of common stock for which a warrant was exercisable, the exercise price and the trigger price (as defined in the warrant agreement) were subject to adjustment from time to time upon the occurrence of certain events, including an increase in the number of outstanding shares of common stock by means of a dividend consisting of shares of common stock, a subdivision of the Company’s outstanding shares of common stock into a larger number of shares of common stock or a combination of the Company’s outstanding shares of common stock into a smaller number of shares of common stock. In addition, upon the occurrence of certain events constituting a reorganization, recapitalization, reclassification, consolidation, merger or similar event, each holder of a warrant had the right to receive, upon exercise of a warrant (if then exercisable), an amount of securities, cash or other property receivable by a holder of the number of shares of common stock for which a warrant was exercisable immediately prior to such event.

Noncontrolling Interests
In 2014 and 2013, the Company acquired noncontrolling interests in certain of its consolidated subsidiaries. In 2014, the Company sold its controlling interest in a less than wholly owned consolidated subsidiary. There was no significant gain or loss recognized in connection with this transaction. In 2012, the Company acquired a controlling interest in an affiliate previously accounted for under the equity method.
(10) Stock-Based Compensation
The Company adopted the Lear Corporation 2009 Long-Term Stock Incentive Plan as of November 9, 2009 (as amended, the "2009 LTSIP"). The 2009 LTSIP reserves 11,815,748 shares of common stock for issuance under stock option, restricted stock, restricted stock unit, restricted unit, performance share, performance unit and stock appreciation right awards.

Under the 2009 LTSIP, the Company has granted restricted stock units and performance shares to certain of its employees. The restricted stock units and performance shares generally vest in three years following the grant date. For the years ended December 31, 2014, 2013 and 2012, the Company recognized compensation expense related to the restricted stock unit and performance share awards of $69.5 million, $58.4 million and $38.9 million, respectively. Unrecognized compensation expense related to the restricted stock unit and performance share awards of $59.9 million will be recognized over the next 1.6 years on a weighted average basis. In accordance with the provisions of the restricted stock unit and performance share awards, the Company withholds shares from the settlement of such awards to cover minimum statutory tax withholding requirements. The withheld shares are classified as common stock held in treasury in the accompanying consolidated balance sheets as of December 31, 2014 and 2013. A summary of restricted stock unit and performance share transactions for the year ended December 31, 2014, is shown below:

	Restricted Stock Units	Performance Shares
Outstanding as of December 31, 2013	761,423	3,330,218
Granted	227,969	636,552
Distributed (vested)	(212,411)	(656,335)
Cancelled	(12,433)	(286,314)
Outstanding as of December 31, 2014(1)	764,548	3,024,121

Vested or expected to vest as of December 31, 2014	764,548	2,510,518

(1)	Outstanding performance shares are reflected at the maximum possible payout that may be earned during the relevant performance periods.
The grant date fair values of restricted stock units and performance shares are based on the share price on the grant date. The weighted average grant date fair value of restricted stock units granted in 2014, 2013 and 2012 was $79.73, $56.69 and $43.23, respectively. The weighted average grant date fair value of performance shares granted in 2014, 2013 and 2012 was $73.85, $51.03 and $45.21, respectively.
(11) Commitments and Contingencies
Legal and Other Contingencies
As of December 31, 2014 and 2013, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $11.9 million and $17.5 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.
Beginning on October 5, 2011, several plaintiffs filed putative class action complaints in several United States federal district courts against the Company and several other global suppliers of automotive wire harnesses alleging violations of federal and state antitrust and related laws. Plaintiffs purport to be direct and indirect purchasers of automotive wire harnesses supplied by the Company and/or the other defendants during the relevant period. The complaints allege that the defendants conspired to fix prices at which automotive wire harnesses were sold and that this had an anticompetitive effect upon interstate commerce in the United States. The complaints further allege that defendants fraudulently concealed their alleged conspiracy. The plaintiffs in these proceedings seek injunctive relief and recovery of an unspecified amount of damages, as well as costs and expenses relating to the proceedings, including attorneys' fees. On February 7, 2012, the Judicial Panel on Multidistrict Litigation entered an order transferring and coordinating the various civil actions (the "Consolidated Cases"), for pretrial purposes, into one proceeding in the United States District Court for the Eastern District of Michigan (the "District Court"). Beginning in early 2012, putative class action complaints were filed in the Superior Courts of Justice in Ontario, Quebec and British Columbia against the Company and several other global suppliers of automotive wire harnesses alleging violations of Canadian laws related to competition (the "Canadian Cases"). The allegations and requests for relief in the Canadian Cases are substantially similar to those in the Consolidated Cases.
In order to avoid the costs and distraction of continuing to litigate the Consolidated Cases and the Canadian Cases, the Company entered into settlement agreements with the plaintiffs in the Consolidated Cases on May 5, 2014 (the "U.S. Settlement Agreements") and with the plaintiffs in the Canadian Cases on November 11, 2014 (the "Canadian Settlement Agreement" and together with the U.S. Settlement Agreements, the "Settlement Agreements"), under which the class plaintiffs

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

in both the Consolidated Cases and the Canadian Cases will release the Company from all claims, demands, actions, suits and causes of action. The Settlement Agreements contain no admission by the Company of any wrongdoing, and the Company maintains that it violated no laws in connection with these matters. Because the conduct alleged by the class plaintiffs overwhelmingly relates to periods prior to the Company’s emergence from bankruptcy proceedings in 2009, the U.S. Settlement Agreements provide that the aggregate settlement amount of $8.75 million will consist of $370,263 in cash contributed by the Company with the remainder paid in outstanding common stock and warrants of the Company held in the bankruptcy reserve established under the Company’s plan of reorganization. Likewise, the Canadian Settlement Agreement provides that the aggregate settlement amount of CDN$563,500 will consist of CDN$23,845 in cash contributed by the Company with the remainder paid from the proceeds of the sale of outstanding common stock and warrants of the Company held in the bankruptcy reserve established under the Company’s plan of reorganization.
The U.S. Settlement Agreements were approved by the United States Bankruptcy Court for the Southern District of New York on May 27, 2014, and preliminarily approved, on the record in open court, by the District Court on July 1, 2014. The U.S. Settlement Agreements between the Company and the class of direct purchasers received the final approval of the District Court on December 3, 2014. The U.S. Settlement Agreements between the Company and the classes of indirect purchasers remain subject to the final approval of the District Court, which will be decided following the provision of notice to purported class members and hearings, with respect to each class, to confirm the fairness of the settlement. Likewise, the Canadian Settlement Agreement remains subject to court approval in the provinces of British Columbia, Ontario and Quebec following the provision of notice to purported class members.
On February 20, 2014, the City of Richmond, California filed a putative class action lawsuit in the District Court on behalf of itself and other "Public Entities," comprising states, state subdivisions, agencies and instrumentalities, as well as local government subdivisions and agencies, and amended its complaint on October 3, 2014 (the "Public Entities Complaint"). The allegations and requests for relief in the Public Entities Complaint are substantially similar to those in the Consolidated Cases. The Public Entities dismissed the Company, without prejudice, from the Public Entities' lawsuit on October 9, 2014.
On November 21, 2014, a plaintiff filed a putative class action complaint in the District Court against the Company and several other global suppliers of wire harnesses alleging violations of federal and state antitrust and related laws regarding the sales of wire harnesses for medium and heavy duty trucks, buses, commercial vehicles and equipment. Plaintiffs purport to be truck and equipment dealers who are indirect purchasers of wire harnesses supplied by the Company and/or the other defendants during the relevant period. The allegations and requests for relief in the complaint are otherwise substantially similar to those in the Consolidated Cases. The ultimate outcome of this litigation, and consequently, an estimate of the possible loss, if any, related to this complaint, cannot reasonably be determined at this time. However, the Company believes the plaintiffs’ allegations against it are without merit and intends to vigorously defend itself in these proceedings.
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
To a lesser extent, the Company is a party to agreements with certain of its customers, whereby these customers may pursue claims against the Company for contribution of all or a portion of the amounts sought in connection with product liability and warranty claims.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

respect to the Company’s product liability claims that were subject to compromise under the Chapter 11 bankruptcy proceedings will be satisfied out of a common stock and warrant reserve established for that purpose.
The Company records product warranty reserves when liability is probable and related amounts are reasonably estimable.
A summary of the changes in reserves for product liability and warranty claims for each of the periods in the two years ended December 31, 2014, is shown below (in millions):

Balance as of January 1, 2013	$22.7
Expense, net, including changes in estimates	15.2
Settlements	(9.1)
Foreign currency translation and other	(0.5)
Balance as of December 31, 2013	28.3
Expense, net, including changes in estimates	11.4
Settlements	(9.3)
Foreign currency translation and other	(1.5)
Balance as of December 31, 2014	$28.9
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
The Company has been named as a potentially responsible party at several third-party landfill sites and is engaged in the cleanup of hazardous waste at certain sites owned, leased or operated by the Company, including several properties acquired in its 1999 acquisition of UT Automotive, Inc. ("UT Automotive"). Certain present and former properties of UT Automotive are subject to environmental liabilities which may be significant. The Company obtained agreements and indemnities with respect to certain environmental liabilities from United Technologies Corporation ("UTC") in connection with the Company’s acquisition of UT Automotive. UTC manages and directly funds these environmental liabilities pursuant to its agreements and indemnities with the Company.
As of December 31, 2014 and December 31, 2013, the Company had recorded environmental reserves of $4.8 million and $5.0 million, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
Other Matters
The Company is involved from time to time in various other legal proceedings and claims, including, without limitation, intellectual property matters, tax claims and employment matters. Although the outcome of any legal matter cannot be predicted with certainty, the Company does not believe that any of the other legal proceedings or claims in which the Company is currently involved, either individually or in the aggregate, will have a material adverse impact on its business, financial condition, results of operations or cash flows. However, no assurances can be given in this regard.
Although the Company records reserves for legal disputes, product liability and warranty claims and environmental and other matters in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain. Actual results may differ significantly from current estimates.
Insurance Recoveries
The Company has incurred losses and incremental costs related to the destruction of assets caused by a fire at one of its European production facilities in the third quarter of 2011. During the fourth quarter of 2012, the Company reached a settlement for the recovery of such costs under applicable insurance policies. Anticipated proceeds from insurance recoveries

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

related to losses and incremental costs that have been incurred ("loss recoveries") are recognized when receipt is probable. Anticipated proceeds from insurance recoveries in excess of the net book value of destroyed property, plant and equipment ("insurance gain contingencies") are recognized when all contingencies related to the claim have been resolved. Loss recoveries related to the destruction of inventory and incremental costs are included in costs of sales, and loss recoveries and insurance gain contingencies related to the destruction of property, plant and equipment are included in other expense, net. Cash proceeds related to the destruction of inventory and incremental costs are included in cash flows from operating activities, and cash proceeds related to the destruction of property, plant and equipment are included in cash flows from investing activities.
Since the fire in the third quarter of 2011, the Company incurred cumulative losses and incremental costs of $65.7 million ($7.3 million incurred in 2013 and $34.4 million incurred in 2012). The Company also recognized in cost of sales cumulative recoveries of $59.1 million ($49.0 million recognized in 2012) and in other expense cumulative recoveries and gains of $29.9 million ($26.5 million recognized in 2012). In addition, the Company received cumulative cash proceeds of $89.0 million ($10.0 million received in 2013 and $66.4 million received in 2012), of which $59.1 million ($2.9 million received in 2013 and $47.2 million received in 2012) has been reflected in cash flows from operating activities and $29.8 million ($7.1 million received in 2013 and $19.2 million received in 2012) has been reflected in cash flows from investing activities.
Employees
Approximately 45% of the Company’s employees are members of industrial trade unions and are employed under the terms of various labor agreements. Labor agreements covering approximately 79% of the Company’s unionized workforce of approximately 57,000 employees, including approximately 1% of the Company’s unionized workforce in the United States and Canada, are scheduled to expire in 2015. Management does not anticipate any significant difficulties with respect to the renewal of these agreements.
Lease Commitments
A summary of lease commitments as of December 31, 2014, under non-cancelable operating leases with terms exceeding one year is shown below (in millions):

2015	$100.5
2016	80.1
2017	71.4
2018	66.1
2019	59.7
Thereafter	68.5
Total	$446.3
The Company’s operating leases cover principally buildings and transportation equipment. Rent expense was $128.1 million, $117.2 million and $108.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
(12) Segment Reporting
A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Year Ended December 31, 2014
	Seating	Electrical	Other	Consolidated
Revenues from external customers	$13,310.6	$4,416.7	$—	$17,727.3
Segment earnings (1)	655.2	556.6	(282.6)	929.2
Depreciation and amortization	199.8	103.3	7.8	310.9
Capital expenditures	268.9	138.4	17.4	424.7
Total assets	4,855.6	1,609.9	2,684.7	9,150.2

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Year Ended December 31, 2013
	Seating	Electrical	Other	Consolidated
Revenues from external customers	$12,018.1	$4,215.9	$—	$16,234.0
Segment earnings (1)	576.9	414.3	(254.6)	736.6
Depreciation and amortization	181.3	96.4	7.8	285.5
Capital expenditures	288.5	163.4	8.7	460.6
Total assets	4,640.0	1,658.3	2,032.6	8,330.9

	Year Ended December 31, 2012
	Seating	Electrical	Other	Consolidated
Revenues from external customers	$11,029.6	$3,537.4	$—	$14,567.0
Segment earnings (1)	661.7	254.9	(211.4)	705.2
Depreciation and amortization	152.6	78.4	8.5	239.5
Capital expenditures	290.7	158.1	9.5	458.3
Total assets	4,341.9	1,432.2	2,420.0	8,194.1

(1)	See definition in Note 2, "Summary of Significant Accounting Policies — Segment Reporting."
For the year ended December 31, 2014, segment earnings include restructuring charges of $84.0 million, $10.3 million and $12.7 million in the seating and electrical segments and in the other category, respectively (Note 4, "Restructuring").
For the year ended December 31, 2013, segment earnings include restructuring charges of $54.8 million, $13.1 million and $10.0 million in the seating and electrical segments and in the other category, respectively (Note 4, "Restructuring").
For the year ended December 31, 2012, segment earnings include restructuring charges of $47.8 million , $4.3 million and $3.1 million in the seating and electrical segments and in the other category, respectively (Note 4, "Restructuring").
A reconciliation of segment earnings to consolidated income before provision (benefit) for income taxes and equity in net income of affiliates is shown below (in millions):

For the year ended December 31,	2014	2013	2012
Segment earnings	$1,211.8	$991.2	$916.6
Corporate and regional headquarters and elimination of intercompany activity ("Other")	(282.6)	(254.6)	(211.4)
Consolidated income before interest, other expense, provision (benefit) for income taxes and equity in net income of affiliates	929.2	736.6	705.2
Interest expense	67.5	68.4	49.9
Other expense, net	74.3	58.1	6.4
Consolidated income before provision (benefit) for income taxes and equity in net income of affiliates	$787.4	$610.1	$648.9

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Revenues from external customers and tangible long-lived assets for each of the geographic areas in which the Company operates is shown below (in millions):

For the year ended December 31,	2014	2013	2012
Revenues from external customers:
United States	$3,708.4	$3,046.0	$2,891.4
Mexico	2,373.9	2,225.9	1,991.8
Germany	2,327.7	2,204.6	2,142.4
China	2,092.9	1,842.9	1,467.6
Other countries	7,224.4	6,914.6	6,073.8
Total	$17,727.3	$16,234.0	$14,567.0

December 31,	2014	2013
Tangible long-lived assets:
United States	$274.1	$246.1
Mexico	293.3	271.8
China	179.8	170.6
Germany	140.6	150.8
Other countries	736.9	747.9
Total	$1,624.7	$1,587.2
The following is a summary of the percentage of revenues from major customers:

For the year ended December 31,	2014	2013	2012
General Motors	22.0%	21.9%	21.1%
Ford	20.6%	21.9%	19.8%
BMW	11.1%	10.0%	10.6%
In addition, a portion of the Company’s remaining revenues are from the above automotive manufacturing companies through various other automotive suppliers.
(13) Financial Instruments
Debt Instruments
The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to the quoted market prices of these securities (Level 2 input based on the GAAP fair value hierarchy). As of December 31, 2014, the aggregate carrying value of the Notes was $1,718.7 million, as compared to an estimated aggregate fair value of $1,749.3 million. As of December 31, 2013, the aggregate carrying value of the 2018 Notes, 2020 Notes and 2023 Notes was $1,057.1 million, as compared to an estimated aggregate fair value of $1,077.1 million.
Accounts Receivable Factoring
In the fourth quarter of 2014, one of the Company's European subsidiaries entered into an uncommitted factoring agreement, which provides for aggregate purchases of specified customer accounts of up to €200 million. As of December 31, 2014, there were no factored receivables outstanding. The Company cannot provide any assurances that this factoring facility will be available or utilized in the future.
Derivative Instruments and Hedging Activities
Foreign exchange — The Company uses forwards, swaps and other derivative contracts to reduce the effects of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce exposure to fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, various European currencies, the Thai baht and the Canadian dollar. As of December 31, 2014 and 2013, contracts designated as cash flow hedges with $1,160.9 million and $917.4 million, respectively, of notional amount were outstanding with maturities of less than twenty-four months. As of

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013, the fair value of these contracts was approximately ($37.7) million and $6.5 million, respectively. As of December 31, 2014 and 2013, other foreign currency derivative contracts that did not qualify for hedge accounting with $170.1 million and $149.2 million, respectively, of notional amount were outstanding. These foreign currency derivative contracts consist principally of hedges of cash transactions of up to twelve months, hedges of intercompany loans and hedges of certain other balance sheet exposures. As of December 31, 2014 and 2013, the fair value of these contracts was approximately $1.1 million and ($0.1) million, respectively.
The fair value of outstanding foreign currency derivative contracts and the related classification in the accompanying consolidated balance sheets are shown below (in millions):

December 31,	2014	2013
Contracts qualifying for hedge accounting:
Other current assets	$6.8	$12.4
Other long-term assets	0.1	0.7
Other current liabilities	(38.5)	(6.5)
Other long-term liabilities	(6.1)	(0.1)
	(37.7)	6.5
Contracts not qualifying for hedge accounting:
Other current assets	2.1	0.4
Other current liabilities	(1.0)	(0.5)
	1.1	(0.1)
	$(36.6)	$6.4
Pretax amounts related to foreign currency derivative contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

For the year ended December 31,	2014	2013	2012
Contracts qualifying for hedge accounting:
Gains (losses) recognized in accumulated other comprehensive loss	$(36.0)	$18.8	$55.8
(Gains) losses reclassified from accumulated other comprehensive loss	(8.2)	(32.2)	3.2
Other comprehensive income (loss)	$(44.2)	$(13.4)	$59.0
For the years ended December 31, 2014, 2013 and 2012, net sales includes gains of $1.2 million, $3.9 million and $1.0 million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts. For the years ended December 31, 2014, 2013 and 2012, cost of sales includes gains (losses) of $7.0 million, $28.3 million and ($4.2) million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts.
Interest rate — Historically, the Company used interest rate swap and other derivative contracts to manage its exposure to fluctuations in interest rates. As of December 31, 2014 and 2013, there were no interest rate contracts outstanding. The Company will continue to evaluate, and may use, derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts, to manage its exposures to fluctuations in interest rates in the future.
Commodity prices — Historically, the Company used commodity swap and other derivative contracts to reduce its exposure to fluctuations in certain commodity prices. These derivative instruments were utilized to hedge forecasted inventory purchases, and to the extent that they met hedge accounting criteria, they were accounted for as cash flow hedges. Commodity swap contracts that were not accounted for as cash flow hedges were marked to market with changes in fair value recognized immediately in the accompanying consolidated statements of income (Note 2, "Summary of Significant Accounting Policies"). As of December 31, 2014 and 2013, there were no commodity swap contracts outstanding.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Pretax amounts related to commodity swap contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

For the year ended December 31,	2012
Contracts qualifying for hedge accounting:
Gains recognized in accumulated other comprehensive loss	$0.1
Losses reclassified from accumulated other comprehensive loss	0.2
Other comprehensive income	$0.3
For the year ended December 31, 2012, cost of sales includes losses of $0.2 million reclassified from accumulated other comprehensive loss related to commodity swap contracts.
As of December 31, 2014 and 2013, net pretax gains (losses) of approximately ($37.7) million and $6.5 million, respectively, related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. During the year ending December 31, 2015, the Company expects to reclassify into earnings net losses of approximately $31.7 million recorded in accumulated other comprehensive loss as of December 31, 2014. Such losses will be reclassified at the time that the underlying hedged transactions are realized. For the years ended December 31, 2014, 2013 and 2012, amounts recognized in the accompanying consolidated statements of income related to changes in the fair value of cash flow hedges that were excluded from the Company’s effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material. In addition, the Company recognized tax benefits (expense) of $14.7 million, $5.4 million and ($19.0) million in other comprehensive income (loss) related to its derivative instruments and hedging activities for the years ended December 31, 2014, 2013 and 2012, respectively.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Items measured at fair value on a recurring basis – Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of December 31, 2014 and 2013, are shown below (in millions):

	December 31, 2014
	Frequency	Liability	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts	Recurring	$(36.6)	Market / Income	$—	$(36.6)	$—

	December 31, 2013
	Frequency	Asset	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts	Recurring	$6.4	Market / Income	$—	$6.4	$—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. To estimate this credit spread, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of December 31, 2014 and 2013, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy during 2014 and 2013.
For further information on fair value measurements and the Company’s defined benefit pension plan assets, see Note 8, "Pension and Other Postretirement Benefit Plans."
Items measured at fair value on a non-recurring basis – The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. As of December 31, 2014, there were no significant assets or liabilities measured at fair value on a non-recurring basis.
For further information on assets and liabilities measured at fair value on a non-recurring basis, see Note 2, "Summary of Significant Accounting Policies," and Note 4, "Restructuring."
(14) Quarterly Financial Data (unaudited)
(In millions, except per share data)

	Thirteen Weeks Ended
	March 29, 2014	June 28, 2014	September 27, 2014	December 31, 2014
Net sales	$4,359.8	$4,585.1	$4,232.7	$4,549.7
Gross profit	360.5	379.1	361.2	392.0
Consolidated net income	128.6	157.8	147.9	268.0
Net income attributable to Lear	122.0	148.5	140.1	261.8
Basic net income per share attributable to Lear	1.50	1.84	1.75	3.32
Diluted net income per share attributable to Lear	1.47	1.81	1.72	3.24
In the first quarter of 2014, the Company recognized losses of $17.5 million related to the redemption of the remaining outstanding aggregate principal amount of the 2018 Notes and 10% of the original aggregate principal amount of the 2020 Notes. In the first, second, third and fourth quarters of 2014, the Company recognized $15.4 million, $17.9 million, $6.9 million and $108.9 million of net tax benefits, respectively, primarily related to net reductions in valuation allowances with respect to the deferred tax assets of certain foreign subsidiaries, reductions in tax reserves due to audit settlements, debt redemption costs, restructuring charges and various other items.

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
For further information, see Note 7, "Income Taxes," and Note 11, "Commitments and Contingencies," to the consolidated financial statements included in this Report.
(15) Accounting Pronouncements
Cumulative Translation Adjustments
The Financial Accounting Standards Board ("FASB") issued ASU 2013-05, "Parent’s Accounting for Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity," which amends ASC 830, "Foreign Currency Matters." This ASU clarifies the accounting for cumulative translation adjustments when an entity ceases to have a controlling financial interest in a foreign subsidiary. The provisions of this update were effective as of January 1, 2014, and the effects of adoption were not significant.
Presentation of Unrecognized Tax Benefits
The FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," which amends ASC 740, "Income Taxes." This ASU requires that a liability related to an unrecognized tax benefit be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if certain criteria are met. The provisions of this update were effective as of January 1, 2014, and are reflected in the accompanying consolidated balance sheet as of December 31, 2014. The effects of adoption were not significant.
Discontinued Operations
The FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which amends ASC 205, "Presentation of Financial Statements," and ASC 360, "Property, Plant and Equipment." This ASU changes the criteria for determining which disposals can be presented as a discontinued operation and modifies existing disclosure requirements. The provisions of this update are effective as of January 1, 2015, and are not expected to significantly impact the Company.
Revenue Recognition
The FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which amends existing revenue recognition guidance and requires additional financial statement disclosures. The provisions of this update are effective as of January 1, 2017, and may be applied through a full retrospective or a modified retrospective approach. The Company is currently evaluating the impact of this update.
Going Concern
The FASB issued ASU 2014-15, "Presentation of Financial Statements — Going Concern," which will require management to make a going concern assessment for 24 months after the financial statement date. Previously, this assessment was made by the external auditors. The provisions of this update are effective as of January 1, 2017, and are not expected to significantly impact the Company.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Extraordinary Items
The FASB issued ASU 2015-01, "Income Statement — Extraordinary and Unusual Items," which eliminates the concept of extraordinary items. The provisions of this update are effective as of January 1, 2016, and are not expected to significantly impact the Company.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(16) Supplemental Guarantor Consolidating Financial Statements

	December 31, 2014
(in millions)	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$377.8	$—	$716.3	$—	$1,094.1
Accounts receivable	53.9	459.0	1,958.8	—	2,471.7
Inventories	1.8	348.1	503.8	—	853.7
Intercompany accounts	49.6	40.7	—	(90.3)	—
Other	416.9	76.2	467.0	—	960.1
Total current assets	900.0	924.0	3,645.9	(90.3)	5,379.6
Long-Term Assets:
Property, plant and equipment, net	106.4	334.5	1,183.8	—	1,624.7
Goodwill	23.5	401.0	301.7	—	726.2
Investments in subsidiaries	2,010.6	1,815.7	—	(3,826.3)	—
Intercompany loans receivable	1,268.1	168.6	212.6	(1,649.3)	—
Other	928.8	65.9	475.2	(50.2)	1,419.7
Total long-term assets	4,337.4	2,785.7	2,173.3	(5,525.8)	3,770.6
Total assets	$5,237.4	$3,709.7	$5,819.2	$(5,616.1)	$9,150.2
Liabilities and Equity
Current Liabilities:
Accounts payable and drafts	$91.1	$687.7	$1,746.5	$—	$2,525.3
Accrued liabilities	138.1	203.9	846.8	—	1,188.8
Intercompany accounts	—	—	90.3	(90.3)	—
Current portion of long-term debt	243.7	—	—	—	243.7
Total current liabilities	472.9	891.6	2,683.6	(90.3)	3,957.8
Long-Term Liabilities:
Long-term debt	1,475.0	—	—	—	1,475.0
Intercompany loans payable	138.9	698.8	811.6	(1,649.3)	—
Other	191.8	198.0	348.5	(50.2)	688.1
Total long-term liabilities	1,805.7	896.8	1,160.1	(1,699.5)	2,163.1
Equity:
Lear Corporation stockholders’ equity	2,958.8	1,921.3	1,905.0	(3,826.3)	2,958.8
Noncontrolling interests	—	—	70.5	—	70.5
Equity	2,958.8	1,921.3	1,975.5	(3,826.3)	3,029.3
Total liabilities and equity	$5,237.4	$3,709.7	$5,819.2	$(5,616.1)	$9,150.2

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(16) Supplemental Guarantor Consolidating Financial Statements

	December 31, 2013
(in millions)	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$343.5	$0.1	$794.1	$—	$1,137.7
Accounts receivable	41.2	349.7	1,887.4	—	2,278.3
Inventories	4.8	297.9	516.0	—	818.7
Intercompany accounts	66.0	—	—	(66.0)	—
Other	147.7	77.3	462.8	—	687.8
Total current assets	603.2	725.0	3,660.3	(66.0)	4,922.5
Long-Term Assets:
Property, plant and equipment, net	95.5	316.0	1,175.7	—	1,587.2
Goodwill	23.5	401.0	332.7	—	757.2
Investments in subsidiaries	1,791.4	1,898.6	—	(3,690.0)	—
Intercompany loans receivable	1,441.1	129.7	166.3	(1,737.1)	—
Other	591.5	71.5	454.1	(53.1)	1,064.0
Total long-term assets	3,943.0	2,816.8	2,128.8	(5,480.2)	3,408.4
Total assets	$4,546.2	$3,541.8	$5,789.1	$(5,546.2)	$8,330.9
Liabilities and Equity
Current Liabilities:
Accounts payable and drafts	$73.8	$582.4	$1,782.5	$—	$2,438.7
Accrued liabilities	127.9	156.1	856.4	—	1,140.4
Intercompany accounts	—	1.6	64.4	(66.0)	—
Total current liabilities	201.7	740.1	2,703.3	(66.0)	3,579.1
Long-Term Liabilities:
Long-term debt	1,057.1	—	—	—	1,057.1
Intercompany loans payable	123.0	654.3	959.8	(1,737.1)	—
Other	118.5	143.0	336.8	(53.1)	545.2
Total long-term liabilities	1,298.6	797.3	1,296.6	(1,790.2)	1,602.3
Equity:
Lear Corporation stockholders’ equity	3,045.9	2,004.4	1,685.6	(3,690.0)	3,045.9
Noncontrolling interests	—	—	103.6	—	103.6
Equity	3,045.9	2,004.4	1,789.2	(3,690.0)	3,149.5
Total liabilities and equity	$4,546.2	$3,541.8	$5,789.1	$(5,546.2)	$8,330.9

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(16) Supplemental Guarantor Consolidating Financial Statements

	Year Ended December 31, 2014
(in millions)	Lear	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$467.1	$7,086.4	$14,996.5	$(4,822.7)	$17,727.3
Cost of sales	662.7	6,468.6	13,925.9	(4,822.7)	16,234.5
Selling, general and administrative expenses	227.3	36.4	266.2	—	529.9
Intercompany operating (income) expense, net	(448.2)	287.2	161.0	—	—
Amortization of intangible assets	1.7	4.7	27.3	—	33.7
Interest expense	49.0	24.9	(6.4)	—	67.5
Other expense, net	26.5	1.0	46.8	—	74.3
Consolidated income (loss) before provision (benefit) for income taxes and equity in net income of affiliates and subsidiaries	(51.9)	263.6	575.7	—	787.4
Provision (benefit) for income taxes	(21.6)	93.3	49.7	—	121.4
Equity in net income of affiliates	0.4	(1.5)	(35.2)	—	(36.3)
Equity in net income of subsidiaries	(703.1)	(390.3)	—	1,093.4	—
Consolidated net income	672.4	562.1	561.2	(1,093.4)	702.3
Less: Net income attributable to noncontrolling interests	—	—	29.9	—	29.9
Net income attributable to Lear	$672.4	$562.1	$531.3	$(1,093.4)	$672.4

Consolidated comprehensive income	$336.5	$502.1	$320.4	$(794.5)	$364.5
Less: Comprehensive income attributable to noncontrolling interests	—	—	28.0	—	28.0
Comprehensive income attributable to Lear	$336.5	$502.1	$292.4	$(794.5)	$336.5

	Year Ended December 31, 2013
(in millions)	Lear	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$449.0	$6,261.1	$14,042.2	$(4,518.3)	$16,234.0
Cost of sales	643.6	5,629.5	13,179.5	(4,518.3)	14,934.3
Selling, general and administrative expenses	211.4	20.6	296.7	—	528.7
Intercompany operating (income) expense, net	(395.4)	292.4	103.0	—	—
Amortization of intangible assets	1.7	4.7	28.0	—	34.4
Interest expense	52.0	19.3	(2.9)	—	68.4
Other expense, net	6.5	7.6	44.0	—	58.1
Consolidated income (loss) before provision (benefit) for income taxes and equity in net income of affiliates and subsidiaries	(70.8)	287.0	393.9	—	610.1
Provision (benefit) for income taxes	(33.9)	113.6	113.0	—	192.7
Equity in net income of affiliates	0.7	(2.0)	(37.1)	—	(38.4)
Equity in net income of subsidiaries	(469.0)	(138.2)	—	607.2	—
Consolidated net income	431.4	313.6	318.0	(607.2)	455.8
Less: Net income attributable to noncontrolling interests	—	—	24.4	—	24.4
Net income attributable to Lear	$431.4	$313.6	$293.6	$(607.2)	$431.4

Consolidated comprehensive income	$566.1	$340.8	$379.0	$(693.9)	$592.0
Less: Comprehensive income attributable to noncontrolling interests	—	—	25.9	—	25.9
Comprehensive income attributable to Lear	$566.1	$340.8	$353.1	$(693.9)	$566.1

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(16) Supplemental Guarantor Consolidating Financial Statements

	Year Ended December 31, 2012
(in millions)	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
Net sales	$483.7	$5,850.1	$12,484.6	$(4,251.4)	$14,567.0
Cost of sales	576.7	5,274.2	11,750.0	(4,251.4)	13,349.5
Selling, general and administrative expenses	230.8	21.0	227.5	—	479.3
Intercompany operating (income) expense, net	(286.0)	156.4	129.6	—	—
Amortization of intangible assets	1.7	2.8	28.5	—	33.0
Interest expense	2.3	21.8	25.8	—	49.9
Other expense, net	2.9	2.4	1.1	—	6.4
Consolidated income (loss) before provision (benefit) for income taxes and equity in net income of affiliates and subsidiaries	(44.7)	371.5	322.1	—	648.9
Provision (benefit) for income taxes	(724.5)	(0.5)	87.0	—	(638.0)
Equity in net income of affiliates	(6.1)	(3.6)	(20.6)	—	(30.3)
Equity in net income of subsidiaries	(596.9)	(197.1)	—	794.0	—
Consolidated net income	1,282.8	572.7	255.7	(794.0)	1,317.2
Less: Net income attributable to noncontrolling interests	—	—	34.4	—	34.4
Net income attributable to Lear	$1,282.8	$572.7	$221.3	$(794.0)	$1,282.8

Consolidated comprehensive income	$1,314.0	$622.3	$259.1	$(845.8)	$1,349.6
Less: Comprehensive income attributable to noncontrolling interests	—	—	35.6	—	35.6
Comprehensive income attributable to Lear	$1,314.0	$622.3	$223.5	$(845.8)	$1,314.0

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(16) Supplemental Guarantor Consolidating Financial Statements

	Year Ended December 31, 2014
(in millions)	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$165.4	$177.5	$597.5	$(12.6)	$927.8

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(25.6)	(88.2)	(310.9)	—	(424.7)
Cash restricted for use — acquisition of Eagle Ottawa	(350.0)	—	—	—	(350.0)
Intercompany transactions	352.5	(38.9)	(46.3)	(267.3)	—
Other, net	(6.8)	15.1	(14.2)	—	(5.9)
Net cash used in investing activities	(29.9)	(112.0)	(371.4)	(267.3)	(780.6)

Cash Flows from Financing Activities:
Proceeds from the issuance of senior notes	975.0	—	—	—	975.0
Repurchase of senior notes	(327.1)	—	—	—	(327.1)
Payment of debt issuance and other financing costs	(18.1)	—	—	—	(18.1)
Cash restricted for use - repurchase of senior notes	(250.0)	—	—	—	(250.0)
Repurchase of common stock	(411.4)	—	—	—	(411.4)
Dividends paid to Lear Corporation stockholders	(65.3)	—	—	—	(65.3)
Dividends paid to noncontrolling interests	—	—	(25.9)	—	(25.9)
Intercompany transactions	15.9	(65.6)	(230.2)	279.9	—
Other, net	(20.2)	—	(17.8)	—	(38.0)
Net cash used in financing activities	(101.2)	(65.6)	(273.9)	279.9	(160.8)

Effect of foreign currency translation	—	—	(30.0)	—	(30.0)
Net Change in Cash and Cash Equivalents	34.3	(0.1)	(77.8)	—	(43.6)
Cash and Cash Equivalents as of Beginning of Period	343.5	0.1	794.1	—	1,137.7
Cash and Cash Equivalents as of End of Period	$377.8	$—	$716.3	$—	$1,094.1

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(16) Supplemental Guarantor Consolidating Financial Statements

	Year Ended December 31, 2013
(in millions)	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$174.3	$226.0	$480.1	$(60.3)	$820.1

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(17.9)	(110.6)	(332.1)	—	(460.6)
Insurance proceeds	—	—	7.1	—	7.1
Intercompany transactions	304.1	(2.4)	1,090.9	(1,392.6)	—
Other, net	43.0	3.8	2.8	—	49.6
Net cash used in investing activities	329.2	(109.2)	768.7	(1,392.6)	(403.9)

Cash Flows from Financing Activities:
Proceeds from the issuance of senior notes	500.0	—	—	—	500.0
Repurchase of senior notes	(72.1)	—	—	—	(72.1)
Payment of debt issuance and other financing costs	(13.4)	—	—	—	(13.4)
Repurchase of common stock	(1,000.1)	—	—	—	(1,000.1)
Dividends paid to Lear Corporation stockholders	(58.4)	—	—	—	(58.4)
Dividends paid to noncontrolling interests	—	—	(44.0)	—	(44.0)
Intercompany transactions	6.5	(116.8)	(1,342.6)	1,452.9	—
Other, net	(3.9)	—	(6.6)	—	(10.5)
Net cash used in financing activities	(641.4)	(116.8)	(1,393.2)	1,452.9	(698.5)

Effect of foreign currency translation	—	—	17.8	—	17.8
Net Change in Cash and Cash Equivalents	(137.9)	—	(126.6)	—	(264.5)
Cash and Cash Equivalents as of Beginning of Period	481.4	0.1	920.7	—	1,402.2
Cash and Cash Equivalents as of End of Period	$343.5	$0.1	$794.1	$—	$1,137.7

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(16) Supplemental Guarantor Consolidating Financial Statements

	Year Ended December 31, 2012
(in millions)	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$54.8	$521.2	$174.9	$(21.1)	$729.8

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(11.3)	(97.4)	(349.6)	—	(458.3)
Insurance proceeds	—	—	19.2	—	19.2
Cash paid for acquisition of Guilford, net of cash acquired	(243.9)	—	—	—	(243.9)
Intercompany transactions	181.8	10.8	(1,162.0)	969.4	—
Other, net	0.4	6.3	(11.6)	—	(4.9)
Net cash used in investing activities	(73.0)	(80.3)	(1,504.0)	969.4	(687.9)

Cash Flows from Financing Activities:
Repurchase of senior notes	(72.1)	—	—	—	(72.1)
Repurchase of common stock	(222.8)	—	—	—	(222.8)
Dividends paid to Lear Corporation stockholders	(54.6)	—	—	—	(54.6)
Dividends paid to noncontrolling interests	—	—	(23.1)	—	(23.1)
Intercompany transactions	34.9	(440.9)	1,354.3	(948.3)	—
Other, net	(6.1)	—	(17.4)	—	(23.5)
Net cash used in financing activities	(320.7)	(440.9)	1,313.8	(948.3)	(396.1)

Effect of foreign currency translation	—	—	2.1	—	2.1
Net Change in Cash and Cash Equivalents	(338.9)	—	(13.2)	—	(352.1)
Cash and Cash Equivalents as of Beginning of Period	820.3	0.1	933.9	—	1,754.3
Cash and Cash Equivalents as of End of Period	$481.4	$0.1	$920.7	$—	$1,402.2

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(16) Supplemental Guarantor Consolidating Financial Statements

Basis of Presentation — Certain of the Company’s domestic 100% owned subsidiaries (the "Guarantors") have jointly and severally unconditionally guaranteed, on a senior unsecured basis, the performance and the full and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of the Company’s obligations under its revolving credit facility and the indentures governing the Notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the Notes. The Notes consist of $245 million in aggregate principal amount at maturity of 8.125% senior unsecured notes due 2020, $500 million in aggregate principal amount of 4.75% senior unsecured notes due 2023, $325 million in aggregate principal amount of 5.375% senior unsecured notes due 2024 and $650 million in aggregate principal amount of 5.25% senior unsecured noted due 2025. The Guarantors include Guilford Mills, Inc., Lear Corporation EEDS and Interiors, Lear Mexican Seating Corporation and Lear Operations Corporation. In lieu of providing separate financial statements for the Guarantors, the Company has included the supplemental guarantor consolidating financial statements above. These financial statements reflect the Guarantors listed above for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.
The supplemental guarantor consolidating financial statements have been restated to reflect certain changes to the equity investments of the Guarantors in 2013 and 2012.
Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.
Selling, General and Administrative Expenses — Corporate and division selling, general and administrative expenses are allocated to the operating subsidiaries based on various factors, which estimate usage of particular corporate and division functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries. For the years ended December 31, 2014, 2013 and 2012, $121.8 million, $111.5 million and $38.1 million, respectively, of selling, general and administrative expenses were allocated from Lear.
Long-Term Debt of Lear and the Guarantors — A summary of long-term debt of Lear and the Guarantors on a combined basis is shown below (in millions):

December 31,	2014	2013
Senior notes	$1,718.7	$1,057.1
Less — Current portion	(243.7)	—
Long-term debt	$1,475.0	$1,057.1

LEAR CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2014
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$34.5	$7.6	$(10.0)	$(4.6)	$27.5
Allowance for deferred tax assets	642.6	41.3	(117.0)	(58.4)	508.5
Total	$677.1	$48.9	$(127.0)	$(63.0)	$536.0

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2013
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$35.4	$11.8	$(13.9)	$1.2	$34.5
Allowance for deferred tax assets	628.2	54.9	(55.5)	15.0	642.6
Total	$663.6	$66.7	$(69.4)	$16.2	$677.1

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2012
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$30.7	$5.9	$(4.2)	$3.0	$35.4
Allowance for deferred tax assets	1,397.3	90.2	(871.7)	12.4	628.2
Total	$1,428.0	$96.1	$(875.9)	$15.4	$663.6

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A – CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures
The Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Based on the evaluation described above, the Company’s President and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of the end of the period covered by this Report.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

(c)	Attestation Report of the Registered Public Accounting Firm
The attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting is set forth in Item 8, "Consolidated Financial Statements and Supplementary Data," under the caption "Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting" and incorporated herein by reference.

(d)	Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B – OTHER INFORMATION
None.

PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 regarding our directors and corporate governance matters is incorporated by reference herein to the Proxy Statement sections entitled "Election of Directors" and "Directors and Corporate Governance." The information required by Item 10 regarding our executive officers appears as a supplementary item following Item 4 under Part I of this Report. The information required by Item 10 regarding compliance with section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference herein to the Proxy Statement section entitled "Directors and Corporate Governance — Section 16(a) Beneficial Ownership Reporting Compliance."
Code of Ethics
We have adopted a code of ethics that applies to our executive officers, including our Principal Executive Officer, our Principal Financial Officer and our Principal Accounting Officer. This code of ethics is entitled "Specific Provisions for Executive Officers" within our Code of Business Conduct and Ethics, which can be found on our website at http://www.lear.com. We will post any amendment to or waiver from the provisions of the Code of Business Conduct and Ethics that applies to the executive officers above on the same website and will provide it to shareholders free of charge upon written request by contacting Lear Corporation at 21557 Telegraph Road, Southfield, Michigan 48033, Attention: Investor Relations.
ITEM 11 – EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference herein to the Proxy Statement sections entitled "Directors and Corporate Governance — Director Compensation," "Compensation Discussion and Analysis," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report." Notwithstanding anything indicating the contrary set forth in this Report, the "Compensation Committee Report" section of the Proxy Statement shall be deemed to be "furnished" not "filed" for purposes of the Securities Exchange Act of 1934, as amended.
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
Except as set forth herein, the information required by Item 12 is incorporated by reference herein to the Proxy Statement section entitled "Directors and Corporate Governance — Security Ownership of Certain Beneficial Owners, Directors and Management."
Equity Compensation Plan Information

As of December 31, 2014	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,788,669	(1)	$—	(2)	4,101,063
Equity compensation plans not approved by security holders	—		—		—
Total	3,788,669		$—		4,101,063

(1)
Includes 764,548 of outstanding restricted stock units and 3,024,121 of outstanding performance shares. Outstanding performance shares are reflected at the maximum possible payout that may be earned during the relevant performance periods.

(2)	Reflects outstanding restricted stock units and performance shares at a weighted average price of zero.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference herein to the Proxy Statement sections entitled "Certain Relationships and Related Party Transactions" and "Directors and Corporate Governance — Independence of Directors."
ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is incorporated by reference herein to the Proxy Statement section entitled "Fees of Independent Accountants."
PART IV
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
 The following documents are filed as part of this Form 10-K.

1.	Consolidated Financial Statements:
Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts
All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

3.	The exhibits listed on the "Index to Exhibits" on pages 111 through 113 are filed with this Form 10-K or incorporated by reference as set forth below.

(b)	The exhibits listed on the "Index to Exhibits" on pages 111 through 113 are filed with this Form 10-K or incorporated by reference as set forth below.

(c)	Additional Financial Statement Schedules
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 10, 2015.

Lear Corporation

By:	/s/ Matthew J. Simoncini
Matthew J. Simoncini
President and Chief Executive Officer and a Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Lear Corporation and in the capacities indicated on February 10, 2015.

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

4.7
Fourth Supplemental Indenture, dated as of March 14, 2014, by and among Lear Corporation, the Subsidiary Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 11, 2014).

4.8
Fifth Supplemental Indenture, dated November 21, 2014, among the Company, the Subsidiary Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 21, 2014).

10.1
Amended and Restated Credit Agreement, dated as of November 14, 2014, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 14, 2014).

10.2*
Lear Corporation 2009 Long-Term Stock Incentive Plan, amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.3*
Lear Corporation Pension Equalization Program, as amended through August 15, 2003 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.4*
First Amendment to the Lear Corporation Pension Equalization Program, dated as of December 21, 2006 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.5*
Second Amendment to the Lear Corporation Pension Equalization Program, dated as of May 9, 2007 (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.6*
Third Amendment to the Lear Corporation Pension Equalization Program, effective as of December 18, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 18, 2007).

10.7*
Lear Corporation Outside Directors Compensation Plan, amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.8*
Lear Corporation Outside Directors Compensation Plan – Form of Retainer and Stock Grant Deferral Elections (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.9*
Form of 2014 Restricted Stock Unit Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011).

10.10*
Form of Performance Share Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011).

10.11*
March 2012 Restricted Stock Unit Terms and Conditions for Jeffrey H. Vanneste (2-Year Vesting) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.12*
March 2012 Restricted Stock Unit Terms and Conditions for Jeffrey H. Vanneste (3-Year Vesting) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.13*
Lear Corporation Salaried Retirement Restoration Program (f/k/a Lear Corporation PSP Excess Plan), amended and restated effective January 1, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 14, 2012).

10.14*	Form of Career Share Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 14, 2012).

10.15*
Form of 2013 Restricted Stock Unit Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2013).

10.16*
Amended and Restated Employment Agreement, dated as of August 9, 2011, between the Company and Matthew J. Simoncini (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011).

10.17*
Employment Agreement, dated March 15, 2012, between the Company and Jeffrey H. Vanneste (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.18*
Amended and Restated Employment Agreement, dated September 12, 2012, between the Company and Frank C. Orsini (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012).

10.19*
Amended and Restated Employment Agreement, dated September 11, 2013, between the Company and Raymond E. Scott (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2013).

10.20*
Amended and Restated Employment Agreement, dated September 11, 2013, between the Company and Terrence B. Larkin (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2013).

10.21*
Amended and Restated Employment Agreement, dated September 11, 2013, between the Company and Melvin L. Stephens (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2013).

10.22
Agreement, dated April 1, 2013, by and among Lear Corporation, Marcato, L.P., Marcato II, L.P., Marcato International Master Fund, Ltd., Marcato Capital Management LLC, Oskie Master Fund, LP and Oskie Capital Management, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 1, 2013).

10.23
Letter Agreement Re: Accelerated Share Repurchase between Citibank, N.A. and Lear Corporation, dated April 25, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 25, 2013).

10.24*
Lear Corporation Annual Incentive Plan (Amended and Restated as of January 1, 2014) (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 1, 2014).

**10.25*	First Amendment to the Lear Corporation Salaried Retirement Restoration Program (as amended and restated effective January 1, 2013).

**12.1	Computation of ratios of earnings to fixed charges.

**21.1	List of subsidiaries of the Company.

**23.1	Consent of Ernst & Young LLP.

**31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

**31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
______________________
*        Compensatory plan or arrangement.
**        Filed herewith.
***        Submitted electronically with the Report.