Form 10-Q
period 2015-03-28
LEAR CORP
filed 2015-04-24
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
 _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2015.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 001-11311
 ______________________________________
LEAR CORPORATION
(Exact name of registrant as specified in its charter)
_______________________________________

Delaware	13-3386776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21557 Telegraph Road, Southfield, MI	48033
(Address of principal executive offices)	(Zip code)
(248) 447-1500
(Registrant’s telephone number, including area code)
________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 21, 2015, the number of shares outstanding of the registrant’s common stock was 77,759,935 shares.

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 28, 2015

LEAR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We have prepared the condensed consolidated financial statements of Lear Corporation and subsidiaries, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended December 31, 2014.
The financial information presented reflects all adjustments (consisting of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations, cash flows and financial position for the interim periods presented. These results are not necessarily indicative of a full year’s results of operations.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 28, 2015 (1)	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$748.2	$1,094.1
Accounts receivable	3,170.5	2,471.7
Inventories	985.8	853.7
Other	737.9	960.1
Total current assets	5,642.4	5,379.6
LONG-TERM ASSETS:
Property, plant and equipment, net	1,714.6	1,624.7
Goodwill	1,057.9	726.2
Other	1,203.5	1,419.7
Total long-term assets	3,976.0	3,770.6
Total assets	$9,618.4	$9,150.2
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and drafts	$2,761.3	$2,525.3
Accrued liabilities	1,288.0	1,188.8
Current portion long-term debt	10.6	243.7
Total current liabilities	4,059.9	3,957.8
LONG-TERM LIABILITIES:
Long-term debt	1,972.4	1,475.0
Other	694.3	688.1
Total long-term liabilities	2,666.7	2,163.1
EQUITY:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 80,563,291 shares issued as of March 28, 2015 and December 31, 2014	0.8	0.8
Additional paid-in capital	1,404.1	1,475.2
Common stock held in treasury, 2,805,370 and 2,541,306 shares as of March 28, 2015 and December 31, 2014, respectively, at cost	(251.7)	(176.9)
Retained earnings	2,288.7	2,161.7
Accumulated other comprehensive loss	(629.8)	(502.0)
Lear Corporation stockholders’ equity	2,812.1	2,958.8
Noncontrolling interests	79.7	70.5
Equity	2,891.8	3,029.3
Total liabilities and equity	$9,618.4	$9,150.2

(1)	Unaudited.
The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions, except per share data)

	Three Months Ended
	March 28, 2015	March 29, 2014
Net sales	$4,521.4	$4,359.8
Cost of sales	4,095.7	3,999.3
Selling, general and administrative expenses	151.7	136.7
Amortization of intangible assets	13.3	8.5
Interest expense	24.4	16.8
Other expense, net	30.0	29.2
Consolidated income before provision for income taxes and equity in net income of affiliates	206.3	169.3
Provision for income taxes	62.9	52.7
Equity in net income of affiliates	(13.3)	(12.0)
Consolidated net income	156.7	128.6
Less: Net income attributable to noncontrolling interests	9.4	6.6
Net income attributable to Lear	$147.3	$122.0

Basic net income per share attributable to Lear	$1.88	$1.50

Diluted net income per share attributable to Lear	$1.86	$1.47

Cash dividends declared per share	$0.25	$0.20

Average common shares outstanding	78,250,590	81,075,811

Average diluted shares outstanding	79,079,598	82,761,597

Consolidated comprehensive income (Note 13)	$28.8	$117.8
Less: Comprehensive income attributable to noncontrolling interests	9.3	4.8
Comprehensive income attributable to Lear	$19.5	$113.0
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended
	March 28, 2015	March 29, 2014
Cash Flows from Operating Activities:
Consolidated net income	$156.7	$128.6
Adjustments to reconcile consolidated net income to net cash used in operating activities:
Depreciation and amortization	84.5	74.5
Net change in recoverable customer engineering, development and tooling	(7.8)	8.3
Net change in working capital items (see below)	(344.2)	(286.8)
Other, net	44.2	21.2
Net cash used in operating activities	(66.6)	(54.2)
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(98.8)	(96.4)
Acquisition of Eagle Ottawa, net of cash acquired and use of $350 million restricted cash (see non-cash investing activities below) (Note 2)	(473.3)	—
Other, net	7.9	(14.0)
Net cash used in investing activities	(564.2)	(110.4)
Cash Flows from Financing Activities:
Proceeds from the issuance of senior notes	—	325.0
Credit agreement borrowings	500.0	—
Repurchase of senior notes, net of use of $250 million restricted cash in 2015 (see non-cash financing activities below) (Note 8)	(5.0)	(327.1)
Payment of debt issuance and other financing costs	—	(3.8)
Repurchase of common stock	(112.4)	—
Dividends paid to Lear Corporation stockholders	(22.0)	(17.5)
Dividends paid to noncontrolling interests	(0.1)	(5.8)
Other, net	(46.0)	(21.1)
Net cash provided by (used in) financing activities	314.5	(50.3)
Effect of foreign currency translation	(29.6)	(3.4)
Net Change in Cash and Cash Equivalents	(345.9)	(218.3)
Cash and Cash Equivalents as of Beginning of Period	1,094.1	1,137.7
Cash and Cash Equivalents as of End of Period	$748.2	$919.4

Changes in Working Capital Items:
Accounts receivable	$(677.1)	$(754.5)
Inventories	(9.5)	(52.6)
Accounts payable (including $45.7 million of cash paid in 2015 in conjunction with the acquisition of Eagle Ottawa to settle pre-existing accounts payable)	278.2	449.2
Accrued liabilities and other	64.2	71.1
Net change in working capital items	$(344.2)	$(286.8)

Supplementary Disclosure:
Cash paid for interest	$32.2	$35.6
Cash paid for income taxes, net of refunds received	$40.2	$40.2

Non-cash Investing Activities:
Cash restricted for use — acquisition of Eagle Ottawa	$(350.0)	$—

Non-cash Financing Activities:
Cash restricted for use — repurchase of senior notes	$(250.0)	$—
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
Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended March 28, 2015.
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

(2) Acquisition
On January 5, 2015, the Company completed the acquisition of 100% of the outstanding equity interests of Everett Smith Group, Ltd., the parent company of Eagle Ottawa, LLC ("Eagle Ottawa"). Eagle Ottawa is a leading provider of leather for the automotive industry, with annual sales of approximately $1 billion, including annual sales to Lear of approximately $200 million. The net purchase price of $843.4 million is subject to adjustment and consists of cash paid of $823.3 million, net of cash acquired, and contingent consideration of $20.1 million. In addition, the Company incurred transaction costs related to advisory services of $8.4 million for the three months ended March 28, 2015, which have been expensed as incurred and are recorded in selling, general and administrative expenses. The acquisition was financed with $350 million of restricted cash proceeds from the Company's offering of $650 million in aggregate principal amount of senior unsecured notes due 2025 at a stated coupon rate of 5.25% (the "2025 Notes") issued in November 2014 and borrowings under a $500 million delayed-draw term loan facility ("Term Loan Facility") established in November 2014 under the Company's amended and restated senior secured credit agreement (the "Credit Agreement") (see Note 8, "Debt").
The Eagle Ottawa acquisition was accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying condensed consolidated balance sheet as of March 28, 2015. The operating results and cash flows of Eagle Ottawa are included in the accompanying condensed consolidated financial statements from the date of acquisition and in the Company's seating segment. The preliminary purchase price and related allocation are shown below (in millions):

Purchase price paid, net of cash acquired	$823.3
Contingent consideration	20.1
Net purchase price	$843.4

Property, plant and equipment	$141.4
Other assets purchased and liabilities assumed, net	136.2
Goodwill	354.5
Intangible assets	211.3
Preliminary purchase price allocation	$843.4
Contingent consideration represents the discounted value of estimated amounts due to the seller pending the resolution of certain tax matters. The undiscounted value of estimated contingent consideration is $23.1 million.

LEAR CORPORATION

Recognized goodwill is attributable to the assembled workforce, expected synergies and other intangible assets that do not qualify for separate recognition.
Intangible assets consist of amounts recognized for the fair value of customer-based assets and were based on an independent appraisal. Customer-based assets include Eagle Ottawa's established relationships with its customers and the ability of these customers to generate future economic profits for the Company. It is currently estimated that these intangible assets have a weighted average useful life of approximately ten years.
The purchase price and related allocation are preliminary and will be revised as a result of adjustments made to the purchase price, additional information obtained regarding liabilities assumed, including, but not limited to, contingent liabilities, and revisions of provisional estimates of fair values related to certain tax attributes.
As of the acquisition date, the Company had amounts payable to Eagle Ottawa of $45.7 million for purchases of raw materials. As a result of the acquisition, these amounts payable were effectively settled at carrying value, which approximated fair value. The purchase price paid to the former owner discussed above excludes cash paid to settle this pre-existing relationship.
The proforma effects of this acquisition would not materially impact the Company's reported results for any period presented.
For further information on acquired assets measured at fair value, see Note 16 "Financial Instruments."

(3) Restructuring
Restructuring costs include employee termination benefits, fixed asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. These incremental costs principally include equipment and personnel relocation costs. The Company also incurs incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs are recognized in the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States ("GAAP"). Generally, charges are recorded as restructuring actions are approved and/or implemented.
In the first quarter of 2015, the Company recorded charges of $7.3 million in connection with its restructuring actions. These charges consist of $5.8 million recorded as cost of sales and $1.5 million recorded as selling, general and administrative expenses. The restructuring charges consist of employee termination benefits of $4.5 million, asset impairment charges of $1.1 million and contract termination costs of $1.0 million, as well as other related costs of $0.7 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and/or equipment with carrying values of $1.1 million in excess of related estimated fair values. The Company expects to incur approximately $30.3 million of additional restructuring costs related to activities initiated as of March 28, 2015, and expects that the components of such costs will be consistent with its historical experience. Any future restructuring actions will depend upon market conditions, customer actions and other factors.
A summary of 2015 activity is shown below (in millions):

			Utilization
	Accrual as of January 1, 2015	2015 Charges	Cash	Non-cash	Accrual as of March 28, 2015
Employee termination benefits	$45.1	$4.5	$(9.5)	$—	$40.1
Asset impairment charges	—	1.1	—	(1.1)	—
Contract termination costs	5.1	1.0	(0.8)	—	5.3
Other related costs	—	0.7	(0.7)	—	—
Total	$50.2	$7.3	$(11.0)	$(1.1)	$45.4

(4) Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	March 28, 2015	December 31, 2014
Raw materials	$737.0	$668.3
Work-in-process	102.5	45.6
Finished goods	146.3	139.8
Inventories	$985.8	$853.7

(5) Pre-Production Costs Related to Long-Term Supply Agreements
The Company incurs pre-production engineering and development ("E&D") and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production E&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the Company does not have a non-cancelable right to use the tooling. During the first quarters of 2015 and 2014, the Company capitalized $49.9 million and $42.3 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During the first quarters of 2015 and 2014, the Company also capitalized $37.8 million and $66.3 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets. During the first quarters of 2015 and 2014, the Company collected $76.3 million and $103.2 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer E&D and tooling costs related to long-term supply agreements is shown below (in millions):

	March 28, 2015	December 31, 2014
Current	$123.0	$121.1
Long-term	46.7	47.6
Recoverable customer E&D and tooling	$169.7	$168.7

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
A summary of property, plant and equipment is shown below (in millions):

	March 28, 2015	December 31, 2014
Land	$115.8	$105.2
Buildings and improvements	546.5	523.5
Machinery and equipment	1,915.1	1,847.0
Construction in progress	186.2	186.9
Total property, plant and equipment	2,763.6	2,662.6
Less – accumulated depreciation	(1,049.0)	(1,037.9)
Property, plant and equipment, net	$1,714.6	$1,624.7
Depreciation expense was $71.2 million and $66.0 million for the three months ended March 28, 2015 and March 29, 2014.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with GAAP. If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. The Company does not believe that there were any indicators that would have resulted in long-lived asset impairment charges as of March 28, 2015. The Company will, however, continue to assess the impact of any significant industry events and long-term automotive production estimates on the realization of its long-lived assets.
In the first quarter of 2015, the Company recognized fixed asset impairment charges of $1.1 million, in conjunction with its restructuring actions (Note 3, "Restructuring"), as well as additional fixed asset impairment charges of $0.5 million in the three months ended March 28, 2015.

(7) Goodwill
A summary of the changes in the carrying amount of goodwill, all of which relates to the seating segment, for the three months ended March 28, 2015, is shown below (in millions):

Balance as of January 1, 2015	$726.2
Acquisition	354.5
Foreign currency translation and other	(22.8)
Balance as of March 28, 2015	$1,057.9
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
The Company does not believe that there were any indicators that would have resulted in goodwill impairment charges as of March 28, 2015. The Company will, however, continue to assess the impact of significant events or circumstances on its recorded goodwill.

(8) Debt
A summary of long-term debt and the related weighted average interest rates is shown below (in millions):

	March 28, 2015		December 31, 2014
	Long-Term Debt	Weighted Average Interest Rate	Long-Term Debt	Weighted Average Interest Rate
Credit Agreement — Term Loan Facility	$500.0	1.68%	$—	N/A
8.125% Senior Notes due 2020	—	N/A	243.7	8.25%
4.75% Senior Notes due 2023	500.0	4.75%	500.0	4.75%
5.375% Senior Notes due 2024	325.0	5.375%	325.0	5.375%
5.25% Senior Notes due 2025	650.0	5.25%	650.0	5.25%
Other	8.0	N/A	—	N/A
	1,983.0		1,718.7
Less — Current portion	(10.6)		(243.7)
Long-term debt	$1,972.4		$1,475.0

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Senior Notes
As of March 28, 2015, the Company’s senior notes consist of $500 million in aggregate principal amount of senior unsecured notes due 2023 at a stated coupon rate of 4.75% (the "2023 Notes"), $325 million in aggregate principal amount of senior unsecured notes due 2024 at a stated coupon rate of 5.375% (the "2024 Notes") and the 2025 Notes (together with the 2023 Notes and 2024 Notes, the "Notes").
2023 Notes
The 2023 Notes were issued in January 2013 and mature on January 15, 2023. Interest is payable on January 15 and July 15 of each year.
2024 Notes
The 2024 Notes were issued in March 2014 and mature on March 15, 2024. Interest is payable on March 15 and September 15 of each year. The proceeds from the offering of $325 million, net of related issuance costs of $3.8 million and together with existing cash on hand, were used to redeem the remaining outstanding aggregate principal amount of the Company’s 7.875% senior unsecured notes due 2018 (the "2018 Notes") ($280 million) and to redeem 10% of the original aggregate principal amount at maturity of the senior unsecured notes due 2020 (the "2020 Notes") ($35 million) at stated redemption prices, plus accrued and unpaid interest to the respective redemption dates. In connection with these transactions, the Company paid an aggregate of $327.1 million and recognized losses of $17.5 million on the extinguishment of debt in the first quarter of 2014.
2025 Notes
The 2025 Notes were issued in November 2014 and mature on January 15, 2025. Interest is payable on January 15 and July 15 of each year. Of the $650 million of proceeds from the offering, net of related issuance costs of $8.4 million, $250 million was restricted for the redemption of the remaining outstanding aggregate principal amount of the 2020 Notes ($245 million) and $350 million was restricted to finance, in part, the acquisition of Eagle Ottawa (see Note 2, "Acquisitions"). Cash proceeds restricted for redemption of the 2020 Notes and the acquisition of Eagle Ottawa were recorded in other current assets and other long-term assets, respectively, in the accompanying condensed consolidated balance sheet as of December 31, 2014. In January 2015, the Company acquired Eagle Ottawa and used $350 million of restricted cash proceeds from the offering of the 2025 Notes, along with $500 million in borrowings under the Term Loan Facility (see "— Credit Agreement" below), to finance the acquisition. In March 2015, the Company redeemed the 2020 Notes at a price equal to 104.063% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. In connection with this transaction, the Company paid $255.0 million, including $250 million of restricted cash proceeds from the offering of the 2025 Notes, and recognized a loss of $14.3 million on the extinguishment of debt in the first quarter of 2015. The use of restricted cash for the acquisition of Eagle Ottawa and the redemption of the 2020 Notes is reflected as non-cash investing and financing activities, respectively, in the accompanying condensed consolidated statement of cash flows for the three months ended March 28, 2015. The remaining proceeds of the 2025 Notes were used for general corporate purposes, including the payment of fees and expenses associated with the acquisition of Eagle Ottawa and related financing transactions.
Guarantees
The Notes are senior unsecured obligations. The Company’s obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain domestic subsidiaries, which are directly or indirectly 100% owned by Lear. See Note 18, "Supplemental Guarantor Condensed Consolidating Financial Statements."
Covenants
Subject to certain exceptions, the indentures governing the Notes contain restrictive covenants that, among other things, limit the ability of the Company to: (i) create or permit certain liens and (ii) consolidate or merge or sell all or substantially all of the Company’s assets. The indentures governing the Notes also provide for customary events of default. In addition, the indentures governing the 2023 Notes and 2024 Notes limit the ability of the Company to enter into sale and leaseback transactions.
As of March 28, 2015, the Company was in compliance with all covenants under the indentures governing the Notes.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Credit Agreement
In November 2014, the Company amended and restated its Credit Agreement to, among other things, increase the borrowing capacity of the Revolving Credit Facility from $1.0 billion to $1.25 billion, extend the maturity date from January 30, 2018 to November 14, 2019, and establish the $500 million Term Loan Facility, which matures on January 5, 2020. As of March 28, 2015 and December 31, 2014, there were no borrowings outstanding under the Revolving Credit Facility. In January 2015, the Company borrowed $500 million under the Term Loan Facility to finance, in part, the acquisition of Eagle Ottawa.
Advances under the Revolving Credit Facility generally bear interest at a variable rate per annum equal to (i) the Eurocurrency Rate (as defined) plus an adjustable margin of 1.0% to 2.25% based on the Company’s corporate rating (1.50% as of March 28, 2015), payable on the last day of each applicable interest period but in no event less frequently than quarterly, or (ii) the Adjusted Base Rate (as defined) plus an adjustable margin of 0.0% to 1.25% based on the Company’s corporate rating (0.50% as of March 28, 2015), payable quarterly. A facility fee, which ranges from 0.25% to 0.50% of the total amount committed under the Revolving Credit Facility, is payable quarterly.
Loans under the Term Loan Facility generally bear interest at a variable rate per annum equal to (i) the Eurocurrency Rate (as defined) plus an adjustable margin of 1.25% to 2.25% based on the Company's corporate rating (1.50% as of March 28, 2015), payable on the last day of each applicable interest period but in no event less frequently than quarterly, or (ii) the Adjusted Base Rate (as defined) plus an adjustable margin of 0.25% to 1.25% based on the Company's corporate rating (0.50% as of March 28, 2015), payable quarterly.
The Company’s obligations under the Credit Agreement are secured on a first priority basis by a lien on substantially all of the U.S. assets of the Company and its domestic subsidiaries, as well as 100% of the stock of the Company’s domestic subsidiaries and 65% of the stock of certain of the Company’s foreign subsidiaries. In addition, obligations under the Revolving Credit Facility are guaranteed, jointly and severally, on a first priority basis, by certain domestic subsidiaries, which are directly or indirectly 100% owned by Lear. See Note 18, "Supplemental Guarantor Condensed Consolidating Financial Statements."
The Credit Agreement contains various customary representations, warranties and covenants by the Company, including, without limitation, (i) covenants regarding maximum leverage and minimum interest coverage, (ii) limitations on fundamental changes involving the Company or its subsidiaries and (iii) limitations on indebtedness, liens, investments and restricted payments. As of March 28, 2015, the Company was in compliance with all covenants under the Credit Agreement.
Other
As of March 28, 2015, other long-term debt consists of amounts outstanding under capital leases.
For further information on the Notes and the Credit Agreement, see Note 6, "Debt," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

(9) Pension and Other Postretirement Benefit Plans
Net Periodic Pension and Other Postretirement Benefit Cost (Credit)
The components of the Company’s net periodic pension benefit cost (credit) are shown below (in millions):

	Three Months Ended
	March 28, 2015		March 29, 2014
	U.S.	Foreign	U.S.	Foreign
Service cost	$1.2	$2.1	$0.9	$2.2
Interest cost	7.2	3.9	7.1	5.1
Expected return on plan assets	(9.9)	(5.9)	(9.5)	(6.7)
Amortization of actuarial (gain) loss	0.6	1.1	(0.1)	0.3
Settlement loss	0.1	—	0.1	—
Net periodic benefit cost (credit)	$(0.8)	$1.2	$(1.5)	$0.9

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The components of the Company’s net periodic other postretirement benefit cost are shown below (in millions):

	Three Months Ended
	March 28, 2015		March 29, 2014
	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$0.3	$0.1	$0.2
Interest cost	0.8	0.4	1.0	0.5
Amortization of actuarial (gain) loss	(0.3)	0.1	(0.2)	—
Amortization of prior service credit	—	(0.1)	—	(0.1)
Special termination benefits	—	—	—	0.2
Net periodic benefit cost	$0.5	$0.7	$0.9	$0.8
Contributions
Employer contributions to the Company’s domestic and foreign pension plans for the three months ended March 28, 2015, were $6.0 million. The Company expects contributions to its domestic and foreign pension plans of approximately $24 million in 2015. The Company may elect to make contributions in excess of minimum funding requirements in response to investment performance or changes in interest rates or when the Company believes that it is financially advantageous to do so and based on its other cash requirements.
Employer contributions to the Company’s defined contribution retirement program for its salaried employees, determined as a percentage of each covered employee’s eligible compensation, for the three months ended March 28, 2015, were $7.3 million. The Company expects total contributions of approximately $19 million to this program in 2015.

(10) Other Expense, Net
Other expense, net includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the disposal of fixed assets and other miscellaneous income and expense. A summary of other expense, net is shown below (in millions):

	Three Months Ended
	March 28, 2015	March 29, 2014
Other expense	$32.3	$29.8
Other income	(2.3)	(0.6)
Other expense, net	$30.0	$29.2
For the three months ended March 28, 2015 and March 29, 2014, other expense includes losses on the extinguishment of debt of $14.3 million and $17.5 million, respectively, (see Note 8, "Debt") and net foreign currency transaction losses of $11.7 million and $6.5 million, respectively.

(11) Income Taxes
The provision for income taxes was $62.9 million for the first quarter of 2015, representing an effective tax rate of 30.5% on pretax income before equity in net income of affiliates of $206.3 million, as compared to $52.7 million for the first quarter of 2014, representing an effective tax rate of 31.1% on pretax income before equity in net income of affiliates of $169.3 million.
In the first quarters of 2015 and 2014, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. The provision was also impacted by a portion of the Company’s restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In the first quarter of 2015, the Company recognized tax benefits of $14.0 million related to acquisition costs, debt redemption costs, restructuring charges and various other items. In the first quarter of 2014, the Company recognized tax benefits of $9.9 million related to debt redemption costs, restructuring charges and various other items and tax benefits of $5.5 million related to reductions in tax reserves due to tax audit settlements. Excluding these items, the effective tax rate in the first quarters of 2015 and 2014 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.

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
For further information, see Note 7, "Income Taxes," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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
A summary of information used to compute basic and diluted net income per share attributable to Lear is shown below (in millions, except share and per share data):

	Three Months Ended
	March 28, 2015	March 29, 2014
Net income attributable to Lear	$147.3	$122.0

Average common shares outstanding	78,250,590	81,075,811
Dilutive effect of common stock equivalents	829,008	1,685,786
Average diluted shares outstanding	79,079,598	82,761,597

Basic net income per share attributable to Lear	$1.88	$1.50
Diluted net income per share attributable to Lear	$1.86	$1.47

(13) Comprehensive Income and Equity
Comprehensive Income
Comprehensive income is defined as all changes in the Company’s net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items recorded in equity are included in comprehensive income.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of comprehensive income and reconciliations of equity, Lear Corporation stockholders’ equity and noncontrolling interests for the three months ended March 28, 2015, are shown below (in millions):

	Three Months Ended March 28, 2015
	Equity	Lear Corporation Stockholders' Equity	Non- controlling Interests
Beginning equity balance	$3,029.3	$2,958.8	$70.5
Stock-based compensation transactions	(33.5)	(33.5)	—
Repurchase of common stock	(112.4)	(112.4)	—
Dividends declared to Lear Corporation stockholders	(20.3)	(20.3)	—
Dividends paid to noncontrolling interests	(0.1)	—	(0.1)
Comprehensive income:
Net income	156.7	147.3	9.4
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	7.7	7.7	—
Derivative instruments and hedging activities	5.7	5.7	—
Foreign currency translation adjustments	(141.3)	(141.2)	(0.1)
Other comprehensive loss	(127.9)	(127.8)	(0.1)
Comprehensive income	28.8	19.5	9.3
Ending equity balance	$2,891.8	$2,812.1	$79.7
A summary of changes, net of tax, in accumulated other comprehensive loss for the three months ended March 28, 2015, is shown below (in millions):

Three Months Ended March 28, 2015
Defined benefit plan adjustments:
Balance at beginning of period	$(219.2)
Reclassification adjustments (net of tax expense of $0.4 million)	1.1
Other comprehensive income recognized during the period (net of tax impact of $— million)	6.6
Balance at end of period	$(211.5)
Derivative instruments and hedging activities:
Balance at beginning of period	$(33.2)
Reclassification adjustments (net of tax expense of $1.3 million)	3.4
Other comprehensive income recognized during the period (net of tax expense of $1.1 million)	2.3
Balance at end of period	$(27.5)
Foreign currency translation adjustments:
Balance at beginning of period	$(249.6)
Other comprehensive loss recognized during the period (net of tax benefit of $4.1 million)	(141.2)
Balance at end of period	$(390.8)
Other comprehensive loss related to the Company’s defined benefit plans includes pretax reclassification adjustments of $1.5 million for the three months ended March 28, 2015. See Note 9, "Pension and Other Postretirement Benefit Plans." Other comprehensive loss related to the Company’s derivative instruments and hedging activities includes pretax reclassification adjustments of $4.7 million for the three months ended March 28, 2015. See Note 16, "Financial Instruments."
For the three months ended March 28, 2015, foreign currency translation adjustments are related primarily to the weakening of the Euro and, to a lesser extent, the Brazilian real relative to the U.S. dollar and include pretax losses related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future of $13.4 million.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of comprehensive income and reconciliations of equity, Lear Corporation stockholders’ equity and noncontrolling interests for the three months ended March 29, 2014, are shown below (in millions):

	Three Months Ended March 29, 2014
	Equity	Lear Corporation Stockholders' Equity	Non- controlling Interests
Beginning equity balance	$3,149.5	$3,045.9	$103.6
Stock-based compensation transactions	0.3	0.3	—
Repurchase of common stock	—	—	—
Dividends declared to Lear Corporation stockholders	(17.2)	(17.2)	—
Dividends paid to noncontrolling interests	(5.8)	—	(5.8)
Acquisition of noncontrolling interests	(2.1)	0.3	(2.4)
Comprehensive income:
Net income	128.6	122.0	6.6
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	—	—	—
Derivative instruments and hedging activities	1.9	1.9	—
Foreign currency translation adjustments	(12.7)	(10.9)	(1.8)
Other comprehensive loss	(10.8)	(9.0)	(1.8)
Comprehensive income	117.8	113.0	4.8
Ending equity balance	$3,242.5	$3,142.3	$100.2
A summary of changes, net of tax, in accumulated other comprehensive loss for the three months ended March 29, 2014, is shown below (in millions):

Three Months Ended March 29, 2014
Defined benefit plan adjustments:
Balance at beginning of period	$(104.5)
Reclassification adjustments (net of tax impact of $— million)	—
Balance at end of period	$(104.5)
Derivative instruments and hedging activities:
Balance at beginning of period	$(5.3)
Reclassification adjustments (net of tax benefit of $0.3 million)	(0.7)
Other comprehensive income recognized during the period (net of tax expense of $0.6 million)	2.6
Balance at end of period	$(3.4)
Foreign currency translation adjustments:
Balance at beginning of period	$(56.3)
Other comprehensive loss recognized during the period (net of tax impact of $— million)	(10.9)
Balance at end of period	$(67.2)
Other comprehensive loss related to the Company’s derivative instruments and hedging activities includes pretax reclassification adjustments of ($1.0) million for three months ended March 29, 2014. See Note 16, "Financial Instruments."
For the three months ended March 29, 2014, foreign currency translation adjustments are related primarily to the Chinese renminbi and the Brazilian real and include pretax gains related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future of $0.5 million.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Lear Corporation Stockholders’ Equity
Common Stock Share Repurchase Program
In February 2015, the Company's Board of Directors authorized a $661 million increase to the existing common stock share repurchase program to provide for aggregate repurchases of $1 billion and extended the term of the program to December 31, 2017. In the first quarter of 2015, the Company paid $112.4 million in aggregate for repurchases of its common stock (1,030,261 shares at an average purchase price of $109.09 per share, excluding commissions). As of the date of this Report, the Company has a remaining repurchase authorization of $887.6 million under its ongoing common stock share repurchase program. The Company may implement these share repurchases through a variety of methods, including, but not limited to, open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which the Company will repurchase its outstanding common stock and the timing of such repurchases will depend upon its financial condition, prevailing market conditions, alternative uses of capital and other factors. In addition, the Company’s Credit Agreement places certain limitations on the Company’s ability to repurchase its common stock.
Since the first quarter of 2011, the Company's Board of Directors has authorized $2.9 billion in share repurchases under its common stock share repurchase program. As of the date of this Report, the Company has paid $2.0 billion in aggregate for repurchases of its outstanding common stock, at an average price of $63.49 per share excluding commissions and related fees, since the first quarter of 2011.
In addition to shares repurchased under the Company’s common stock share repurchase program described above, the Company classified shares withheld from the settlement of the Company’s restricted stock unit and performance share awards to cover minimum tax withholding requirements as common stock held in treasury in the accompanying condensed consolidated balance sheets as of March 28, 2015 and December 31, 2014.
Quarterly Dividend
In the first quarters of 2015 and 2014, the Company’s Board of Directors declared quarterly cash dividends of $0.25 and $0.20 per share of common stock, respectively. In the first quarter of 2015, declared dividends totaled $20.3 million, and dividends paid totaled $22.0 million. In the first quarter of 2014, declared dividends totaled $17.2 million and dividends paid totaled $17.5 million. Dividends payable on common shares to be distributed under the Company’s stock-based compensation program and common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings will be paid when such common shares are distributed.
Noncontrolling Interests
In the first quarter of 2014, the Company acquired noncontrolling interests in certain of its consolidated subsidiaries.

(14) Legal and Other Contingencies
As of March 28, 2015 and December 31, 2014, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $11.8 million and $11.9 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In order to avoid the costs and distraction of continuing to litigate the Consolidated Cases and the Canadian Cases, the Company entered into settlement agreements with the plaintiffs in the Consolidated Cases on May 5, 2014 (the "U.S. Settlement Agreements") and with the plaintiffs in the Canadian Cases on November 11, 2014 (the "Canadian Settlement Agreement" and together with the U.S. Settlement Agreements, the "Settlement Agreements"), under which the class plaintiffs in both the Consolidated Cases and the Canadian Cases will release the Company from all claims, demands, actions, suits and causes of action. The Settlement Agreements contain no admission by the Company of any wrongdoing, and the Company maintains that it violated no laws in connection with these matters. Because the conduct alleged by the class plaintiffs overwhelmingly relates to periods prior to the Company’s emergence from bankruptcy proceedings in 2009, the U.S. Settlement Agreements provide that the aggregate settlement amount of $8.75 million will consist of $370,263 in cash contributed by the Company with the remainder paid in outstanding common stock and warrants of the Company held in the bankruptcy reserve established under the Company’s plan of reorganization. Likewise, the Canadian Settlement Agreement provides that the aggregate settlement amount of CDN$563,500 will consist of CDN$23,845 in cash contributed by the Company with the remainder paid from the proceeds of the sale of outstanding common stock and warrants of the Company held in the bankruptcy reserve established under the Company’s plan of reorganization.
The U.S. Settlement Agreements were approved by the United States Bankruptcy Court for the Southern District of New York on May 27, 2014, and preliminarily approved, on the record in open court, by the District Court on July 1, 2014. The U.S. Settlement Agreements between the Company and the class of direct purchasers received the final approval of the District Court on December 3, 2014. The U.S. Settlement Agreements between the Company and the classes of indirect purchasers remain subject to the final approval of the District Court, which will be decided following the provision of notice to purported class members and hearings, with respect to each class, to confirm the fairness of the settlement. The Canadian Settlement Agreement was approved by courts in the provinces of Ontario on March 12, British Columbia on March 23 and Quebec on April 20, 2015.
On November 21, 2014, a plaintiff filed a putative class action complaint in the District Court against the Company and several other global suppliers of wire harnesses alleging violations of federal and state antitrust and related laws regarding the sales of wire harnesses for medium and heavy duty trucks, buses, commercial vehicles and equipment. Plaintiffs purport to be truck and equipment dealers (the “Truck and Equipments Dealers”) who are indirect purchasers of wire harnesses supplied by the Company and/or the other defendants during the relevant period. The allegations and requests for relief in the complaint are otherwise substantially similar to those in the Consolidated Cases. The plaintiffs agreed to dismiss the Company, without prejudice, from the Truck and Equipments Dealers’ lawsuit on April 23, 2015.
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
A summary of the changes in reserves for product liability and warranty claims for the three months ended March 28, 2015, is shown below (in millions):

Balance as of January 1, 2015	$28.9
Expense, net (including changes in estimates)	1.8
Settlements	(1.8)
Foreign currency translation and other	(1.3)
Balance as of March 28, 2015	$27.6
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
As of March 28, 2015 and December 31, 2014, the Company had recorded environmental reserves of $8.5 million and $4.8 million, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
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

	Three Months Ended March 28, 2015
	Seating	Electrical	Other	Consolidated
Revenues from external customers	$3,485.0	$1,036.4	$—	$4,521.4
Segment earnings (1)	196.1	137.0	(72.4)	260.7
Depreciation and amortization	58.3	24.1	2.1	84.5
Capital expenditures	71.5	25.3	2.0	98.8
Total assets	6,314.6	1,689.8	1,614.0	9,618.4

	Three Months Ended March 29, 2014
	Seating	Electrical	Other	Consolidated
Revenues from external customers	$3,225.9	$1,133.9	$—	$4,359.8
Segment earnings (1)	152.2	138.3	(75.2)	215.3
Depreciation and amortization	47.6	25.0	1.9	74.5
Capital expenditures	73.9	21.6	0.9	96.4
Total assets	5,417.5	1,808.7	1,772.0	8,998.2

(1)	See definition above.
For the three months ended March 28, 2015, segment earnings include restructuring charges of $6.3 million, $0.9 million and $0.1 million in the seating and electrical segments and in the other category, respectively. For the three months ended March 29, 2014, segment earnings include restructuring charges of $21.4 million, $1.0 million and $1.9 million in the seating and electrical segments and in the other category, respectively. See Note 3, "Restructuring."
A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

	Three Months Ended
	March 28, 2015	March 29, 2014
Segment earnings	$260.7	$215.3
Interest expense	24.4	16.8
Other expense, net	30.0	29.2
Consolidated income before provision for income taxes and equity in net income of affiliates	$206.3	$169.3

(16) Financial Instruments
Debt Instruments
The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to the quoted market prices of these securities (Level 2 input based on the GAAP fair value hierarchy). As of March 28, 2015, the aggregate carrying value of the Company’s Notes and Term Loan Facility was $1,975.0 million, as compared to an estimated aggregate fair value of $2,007.2 million. As of December 31, 2014, the aggregate carrying value of the Company's Notes was $1,718.7 million, as compared to an estimated aggregate fair value of $1,749.3 million.
Accounts Receivable Factoring
In the fourth quarter of 2014, one of the Company's European subsidiaries entered into an uncommitted factoring agreement, which provides for aggregate purchases of specified customer accounts of up to €200 million. As of March 28, 2015, there were no factored receivables outstanding. The Company cannot provide any assurances that this factoring facility will be available or utilized in the future.

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
Foreign Exchange
The Company uses forwards, swaps and other derivative contracts to reduce the effects of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce exposure to fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, various European currencies, the Canadian dollar, the Thai baht and the Chinese renminbi. As of March 28, 2015 and December 31, 2014, contracts designated as cash flow hedges with $1,155.7 million and $1,160.9 million, respectively, of notional amount were outstanding with maturities of less than twenty-one months. As of March 28, 2015 and December 31, 2014, the fair value of these contracts was approximately ($29.6) million and ($37.7) million, respectively. As of March 28, 2015 and December 31, 2014, other foreign currency derivative contracts that did not qualify for hedge accounting with $499.6 million and $170.1 million, respectively, of notional amount were outstanding. These foreign currency derivative contracts consist principally of hedges of cash transactions of up to nine months, hedges of intercompany loans and hedges of certain other balance sheet exposures. As of March 28, 2015 and December 31, 2014, the fair value of these contracts was approximately ($2.3) million and $1.1 million, respectively.
The fair value of outstanding foreign currency derivative contracts and the related classification in the accompanying condensed consolidated balance sheets as of March 28, 2015 and December 31, 2014, are shown below (in millions):

	March 28, 2015	December 31, 2014
Contracts qualifying for hedge accounting:
Other current assets	$21.6	$6.8
Other long-term assets	0.8	0.1
Other current liabilities	(41.5)	(38.5)
Other long-term liabilities	(10.5)	(6.1)
	(29.6)	(37.7)
Contracts not qualifying for hedge accounting:
Other current assets	3.9	2.1
Other current liabilities	(6.2)	(1.0)
	(2.3)	1.1
	$(31.9)	$(36.6)
Pretax amounts related to foreign currency derivative contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended
	March 28, 2015	March 29, 2014
Contracts qualifying for hedge accounting:
Gains recognized in accumulated other comprehensive loss	$3.4	$3.2
Losses (gains) reclassified from accumulated other comprehensive loss	4.7	(1.0)
Comprehensive income	$8.1	$2.2

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

For the three months ended March 28, 2015 and March 29, 2014, net sales includes gains of $0.4 million reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts. For the three months ended March 28, 2015 and March 29, 2014, cost of sales includes losses of $5.1 million and gains of $0.6 million, respectively, reclassified from accumulated other comprehensive loss related to foreign currency derivative contracts.
Interest Rate
Historically, the Company used interest rate swap and other derivative contracts to manage its exposure to fluctuations in interest rates. As of March 28, 2015 and December 31, 2014, there were no interest rate contracts outstanding. The Company will continue to evaluate, and may use, derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage its exposures to fluctuations in interest rates in the future.
Commodity Prices
Historically, the Company used commodity swap and other derivative contracts to reduce its exposure to fluctuations in certain commodity prices. These derivative instruments were utilized to hedge forecasted inventory purchases, and to the extent that they met hedge accounting criteria, they were accounted for as cash flow hedges. Commodity swap contracts that were not accounted for as cash flow hedges were marked to market with changes in fair value recognized immediately in the accompanying condensed consolidated statements of comprehensive income. As of March 28, 2015 and December 31, 2014, there were no commodity swap contracts outstanding.
As of March 28, 2015 and December 31, 2014, pretax net losses of approximately $29.6 million and $37.7 million, respectively, related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. During the next twelve month period, the Company expects to reclassify into earnings net losses of approximately $19.9 million recorded in accumulated other comprehensive loss as of March 28, 2015. Such losses will be reclassified at the time that the underlying hedged transactions are realized. During the three months ended March 28, 2015 and March 29, 2014, amounts recognized in the accompanying condensed consolidated statements of comprehensive income related to changes in the fair value of cash flow and fair value hedges excluded from the Company’s effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of March 28, 2015 and December 31, 2014, are shown below (in millions):

	March 28, 2015
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts, net	Recurring	$(31.9)	Market/Income	$—	$(31.9)	$—

	December 31, 2014
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts, net	Recurring	$(36.6)	Market/Income	$—	$(36.6)	$—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. To estimate this credit spread, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of March 28, 2015 and December 31, 2014, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy during the first quarter of 2015.
Items Measured at Fair Value on a Non-Recurring Basis
The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. As a result of the acquisition of Eagle Ottawa in 2015, Level 3 fair value estimates related to property, plant and equipment of $141.4 million, intangible assets of $211.3 million and contingent consideration of $20.1 million were recorded in the accompanying condensed consolidated balance sheet as of March 28, 2015 (see Note 2 "Acquisition"). Fair value estimates of property, plant and equipment were based on independent appraisals, giving consideration to the highest and best use of the assets. Key assumptions used in the appraisals were based on a combination of market and cost approaches, as appropriate. Fair value estimates of customer-based intangible assets were based on the present value of future earnings attributable to the asset group after recognition of required returns to other contributory assets. Fair value estimates of contingent consideration were based on an income approach. As of December 31, 2014, there were no significant assets or liabilities measured at fair value on a non-recurring basis.
For further information on assets measured at fair value on a non-recurring basis, see Note 2, "Acquisition," and Note 3, "Restructuring."

(17) Accounting Pronouncements
Discontinued Operations
The FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which amends ASC 205, "Presentation of Financial Statements," and ASC 360, "Property, Plant and Equipment." This ASU changes the criteria for determining which disposals can be presented as a discontinued operation and modifies existing disclosure requirements. The provisions of this update were effective as of January 1, 2015, and the effects of adoption were not significant.
Revenue Recognition
The FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which amends existing revenue recognition guidance and requires additional financial statement disclosures. The provisions of this update are effective as of

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

January 1, 2017; however, in April 2015, the FASB proposed a one year deferral of the effective date. The standard may be applied through a full retrospective or a modified retrospective approach. The Company is currently evaluating the impact of this update.
Going Concern
The FASB issued ASU 2014-15, "Presentation of Financial Statements — Going Concern," which will require management to make a going concern assessment for 24 months after the financial statement date. Previously, this assessment was made by the external auditors. The provisions of this update are effective as of December 31, 2016, and are not expected to significantly impact the Company.
Extraordinary Items
The FASB issued ASU 2015-01, "Income Statement — Extraordinary and Unusual Items," which eliminates the concept of extraordinary items. The provisions of this update are effective as of January 1, 2016, and are not expected to significantly impact the Company.
Simplifying the Presentation of Debt Issuance Costs
The FASB issued ASU 2015-03, "Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," which requires debt issuance costs to be recorded as a direct reduction of the debt liability on the balance sheet rather than as an asset. The provisions of this update are effective as of January 1, 2016, and are not expected to significantly impact the Company.
Consolidation
The FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis," which provides guidance related to the application of both the variable interest and voting interest consolidation models. The provisions of this update are effective as of January 1, 2016. The Company is currently evaluating the impact of this update.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements

	March 28, 2015
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$199.8	$0.1	$548.3	$—	$748.2
Accounts receivable	67.4	649.5	2,453.6	—	3,170.5
Inventories	2.8	352.9	630.1	—	985.8
Intercompany accounts	71.0	178.9	—	(249.9)	—
Other	184.3	74.1	479.5	—	737.9
Total current assets	525.3	1,255.5	4,111.5	(249.9)	5,642.4
LONG-TERM ASSETS:
Property, plant and equipment, net	106.5	335.7	1,272.4	—	1,714.6
Goodwill	23.5	401.0	633.4	—	1,057.9
Investments in subsidiaries	3,047.4	1,463.7	—	(4,511.1)	—
Intercompany loans receivable	1,079.6	170.3	186.5	(1,436.4)	—
Other	583.1	67.5	603.1	(50.2)	1,203.5
Total long-term assets	4,840.1	2,438.2	2,695.4	(5,997.7)	3,976.0
Total assets	$5,365.4	$3,693.7	$6,806.9	$(6,247.6)	$9,618.4
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and drafts	$97.0	$742.0	$1,922.3	$—	$2,761.3
Accrued liabilities	123.9	237.3	926.8	—	1,288.0
Intercompany accounts	—	—	249.9	(249.9)	—
Current portion of long-term debt	9.4	—	1.2	—	10.6
Total current liabilities	230.3	979.3	3,100.2	(249.9)	4,059.9
LONG-TERM LIABILITIES:
Long-term debt	1,965.6	—	6.8	—	1,972.4
Intercompany loans payable	180.6	632.6	623.2	(1,436.4)	—
Other	176.8	208.1	359.6	(50.2)	694.3
Total long-term liabilities	2,323.0	840.7	989.6	(1,486.6)	2,666.7
EQUITY:
Lear Corporation stockholders’ equity	2,812.1	1,873.7	2,637.4	(4,511.1)	2,812.1
Noncontrolling interests	—	—	79.7	—	79.7
Equity	2,812.1	1,873.7	2,717.1	(4,511.1)	2,891.8
Total liabilities and equity	$5,365.4	$3,693.7	$6,806.9	$(6,247.6)	$9,618.4

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	December 31, 2014
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	For the Three Months Ended March 28, 2015
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$96.8	$1,828.9	$3,886.6	$(1,290.9)	$4,521.4
Cost of sales	148.3	1,664.6	3,573.7	(1,290.9)	4,095.7
Selling, general and administrative expenses	61.2	10.5	80.0	—	151.7
Intercompany operating (income) expense, net	(147.9)	70.4	77.5	—	—
Amortization of intangible assets	0.4	1.2	11.7	—	13.3
Interest expense	20.8	6.2	(2.6)	—	24.4
Other expense, net	14.2	(2.1)	17.9	—	30.0
Consolidated income before income taxes and equity in net income of affiliates and subsidiaries	(0.2)	78.1	128.4	—	206.3
Provision for income taxes	2.8	32.9	27.2	—	62.9
Equity in net income of affiliates	(0.3)	(0.7)	(12.3)	—	(13.3)
Equity in net income of subsidiaries	(150.0)	(65.4)	—	215.4	—
Consolidated net income	147.3	111.3	113.5	(215.4)	156.7
Less: Net income attributable to noncontrolling interests	—	—	9.4	—	9.4
Net income attributable to Lear	$147.3	$111.3	$104.1	$(215.4)	$147.3

Consolidated comprehensive income	$19.5	$94.6	$(8.7)	$(76.6)	$28.8
Less: Comprehensive income attributable to noncontrolling interests	—	—	9.3	—	9.3
Comprehensive income attributable to Lear	$19.5	$94.6	$(18.0)	$(76.6)	$19.5

	For the Three Months Ended March 29, 2014
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$103.1	$1,634.6	$3,791.1	$(1,169.0)	$4,359.8
Cost of sales	153.3	1,484.0	3,531.0	(1,169.0)	3,999.3
Selling, general and administrative expenses	62.6	5.3	68.8	—	136.7
Intercompany operating (income) expense, net	(129.2)	69.7	59.5	—	—
Amortization of intangible assets	0.4	1.2	6.9	—	8.5
Interest expense	13.5	4.8	(1.5)	—	16.8
Other expense, net	17.3	(0.3)	12.2	—	29.2
Consolidated income before income taxes and equity in net income of affiliates and subsidiaries	(14.8)	69.9	114.2	—	169.3
Provision for income taxes	(6.6)	30.2	29.1	—	52.7
Equity in net income of affiliates	0.1	(0.5)	(11.6)	—	(12.0)
Equity in net income of subsidiaries	(130.3)	(52.0)	—	182.3	—
Consolidated net income	122.0	92.2	96.7	(182.3)	128.6
Less: Net income attributable to noncontrolling interests	—	—	6.6	—	6.6
Net income attributable to Lear	$122.0	$92.2	$90.1	$(182.3)	$122.0

Consolidated comprehensive income	$113.0	$93.3	$84.4	$(172.9)	$117.8
Less: Comprehensive income attributable to noncontrolling interests	—	—	4.8	—	4.8
Comprehensive income attributable to Lear	$113.0	$93.3	$79.6	$(172.9)	$113.0

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	For the Three Months Ended March 28, 2015
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net Cash Used in Operating Activities	$9.2	$(179.4)	$178.6	$(75.0)	$(66.6)
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(3.7)	(22.5)	(72.6)	—	(98.8)
Acquisition of Eagle Ottawa, net of cash acquired and use of $350 million restricted cash (see non-cash investing activities below) (Note 2)	(493.5)	—	20.2	—	(473.3)
Intercompany transactions	(42.0)	(1.7)	26.1	17.6	—
Other, net	(2.3)		10.2	—	7.9
Net cash used in investing activities	(541.5)	(24.2)	(16.1)	17.6	(564.2)
Cash Flows from Financing Activities:
Credit agreement borrowings	500.0	—	—	—	500.0
Repurchase of senior notes, net of use of $250 million restricted cash in 2015 (see non-cash financing activities below) (Note 8)	(5.0)	—	—	—	(5.0)
Repurchase of common stock	(112.4)	—	—	—	(112.4)
Dividends paid to Lear Corporation stockholders	(22.0)	—	—	—	(22.0)
Dividends paid to noncontrolling interests	—	—	(0.1)	—	(0.1)
Intercompany transactions	41.7	203.7	(302.8)	57.4	—
Other, net	(48.0)	—	2.0	—	(46.0)
Net cash used in financing activities	354.3	203.7	(300.9)	57.4	314.5

Effect of foreign currency translation	—	—	(29.6)	—	(29.6)
Net Change in Cash and Cash Equivalents	(178.0)	0.1	(168.0)	—	(345.9)
Cash and Cash Equivalents as of Beginning of Period	377.8	—	716.3	—	1,094.1
Cash and Cash Equivalents as of End of Period	$199.8	$0.1	$548.3	$—	$748.2

Non-cash Investing Activities:
Cash restricted for use — acquisition of Eagle Ottawa	$(350.0)	$—	$—	$—	$(350.0)

Non-cash Financing Activities:
Cash restricted for use — repurchase of senior notes	$(250.0)	$—	$—	$—	$(250.0)

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	For the Three Months Ended March 29, 2014
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net Cash Used in Operating Activities	$17.0	$(125.9)	$59.9	$(5.2)	$(54.2)
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1.5)	(21.4)	(73.5)	—	(96.4)
Intercompany transactions	(179.1)	(12.4)	(78.3)	269.8	—
Other, net	0.2	4.4	(18.6)	—	(14.0)
Net cash used in investing activities	(180.4)	(29.4)	(170.4)	269.8	(110.4)
Cash Flows from Financing Activities:
Proceeds from the issuance of senior notes	325.0	—	—	—	325.0
Repurchase of senior notes	(327.1)	—	—	—	(327.1)
Payment of debt issuance and other financing costs	(3.8)	—	—	—	(3.8)
Dividends paid to Lear Corporation stockholders	(17.5)	—	—	—	(17.5)
Dividends paid to noncontrolling interests	—	—	(5.8)	—	(5.8)
Intercompany transactions	82.9	155.3	26.4	(264.6)	—
Other, net	(18.9)	—	(2.2)	—	(21.1)
Net cash used in financing activities	40.6	155.3	18.4	(264.6)	(50.3)

Effect of foreign currency translation	—	—	(3.4)	—	(3.4)
Net Change in Cash and Cash Equivalents	(122.8)	—	(95.5)	—	(218.3)
Cash and Cash Equivalents as of Beginning of Period	343.5	0.1	794.1	—	1,137.7
Cash and Cash Equivalents as of End of Period	$220.7	$0.1	$698.6	$—	$919.4
Basis of Presentation — Certain of the Company’s domestic 100% owned subsidiaries (the "Guarantors") have jointly and severally unconditionally guaranteed, on a senior unsecured basis, the performance and the full and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of the Company’s obligations under its Credit Agreement and the indentures governing the Notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the Notes. The Notes consist of $500 million in aggregate principal amount of 4.75% senior unsecured notes due 2023, $325 million in aggregate principal amount of 5.375% senior unsecured notes due 2024 and $650 million in aggregate principal amount of 5.25% senior unsecured notes due 2025. The Guarantors include Guilford Mills, Inc., Lear Corporation EEDS and Interiors, Lear Mexican Seating Corporation and Lear Operations Corporation. In lieu of providing separate financial statements for the Guarantors, the Company has included the supplemental guarantor condensed consolidating financial statements above. These financial statements reflect the Guarantors listed above for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.
The 2014 supplemental guarantor condensed consolidating financial statements have been restated to reflect certain changes to the equity investments of the Guarantors.
Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.
Selling, General and Administrative Expenses — Corporate and division selling, general and administrative expenses are allocated to the operating subsidiaries based on various factors, which estimate usage of particular corporate and division functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries. During the three months ended March 28, 2015 and March 29, 2014, $30.8 million and $30.6 million, respectively, of selling, general and administrative expenses were allocated from Lear.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

Long-Term Debt of Lear and the Guarantors — A summary of long-term debt of Lear and the Guarantors on a combined basis is shown below (in millions):

	March 28, 2015	December 31, 2014
Credit agreement — Term Loan Facility	$500.0	$—
Senior notes	1,475.0	1,718.7
	1,975.0	1,718.7
Less — Current portion	(9.4)	(243.7)
Long-term debt	$1,965.6	$1,475.0

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
In the first quarter of 2015, global automotive industry production volumes improved, up 2% from a year ago levels to 22.1 million units. North American industry production increased 2% from a year ago levels to 4.3 million units. European and African industry production increased 3% from a year ago levels to 5.5 million units, but industry production in this region remains below historical levels. Asian industry production increased 2% from a year ago levels to 11.1 million units. South American industry production decreased 15% from a year ago levels to 0.8 million units.

LEAR CORPORATION

Sales in North America accounted for approximately 42% and sales in Europe and Africa accounted for approximately 38% of our net sales in the first quarter of 2015. Our ability to reduce the risks inherent in certain concentrations of business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall.
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
Our material cost as a percentage of net sales was 67.5% in the first quarter of 2015, as compared to 67.7% in the first quarter of 2014. Raw material, energy and commodity costs can be volatile. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, financial hedges for certain commodities and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity environment. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Our success in generating cash flow will depend, in part, on our ability to manage working capital effectively. Working capital can be significantly impacted by the timing of cash flows from sales and purchases. Historically, we generally have been successful in aligning our vendor payment terms with our customer payment terms. However, our ability to continue to do so may be impacted by adverse automotive industry conditions, changes to our customers’ payment terms, changes in government regulations and the financial results of our suppliers, as well as our financial results. In addition, our cash flow is impacted by our ability to manage our inventory and capital spending effectively. We utilize return on invested capital as a measure of the efficiency with which our assets generate earnings. Improvements in our return on invested capital will depend on our ability to maintain an appropriate asset base for our business and to increase productivity and operating efficiency.
Acquisition
On January 5, 2015, we completed the acquisition of Everett Smith Group Ltd., the parent of Eagle Ottawa, LLC ("Eagle Ottawa"), the world's leading provider of leather for the automotive industry, for approximately $843 million, consisting of cash paid of approximately $823 million, net of cash acquired, and contingent consideration of approximately $20 million. Amounts payable to Eagle Ottawa of approximately $46 million for purchases of raw materials were also settled as of the acquisition date. Eagle Ottawa has a reputation for superior quality, product innovation and craftsmanship with annual sales of approximately $1 billion, including annual sales to Lear of approximately $200 million, and operations in North America, Asia, Europe and South America. This acquisition will further strengthen our global seating business, enhance our position as the industry leader in luxury and performance automotive seating and complement our existing capabilities in the design and manufacturing of seat covers. In conjunction with this acquisition, we incurred transaction costs of approximately $8 million related to advisory services. The integration of Eagle Ottawa is proceeding as planned.

LEAR CORPORATION

Operational Restructuring
In the first quarter of 2015, we incurred pretax restructuring costs of approximately $7 million and related manufacturing inefficiency charges of approximately $1 million. Any future restructuring actions will depend upon market conditions, customer actions and other factors.
For further information, see Note 3, "Restructuring," to the condensed consolidated financial statements included in this Report.
Financing Transactions
Senior Notes
In November 2014, we issued $650 million in aggregate principal amount of 5.25% senior unsecured notes due 2025 (the "2025 Notes"). In January 2015, we used $350 million of the net proceeds from the offering, along with $500 million in borrowings under the Term Loan Facility (see "— Credit Agreement" below), to finance the acquisition of Eagle Ottawa. In March 2015, we paid $255 million, including $250 million of the net proceeds from the offering, to redeem the remaining outstanding aggregate principal amount of our 8.125% senior unsecured notes due 2020 (the "2020 Notes"). In connection with this transaction, we recognized a loss of approximately $14 million on the extinguishment of debt.
In March 2014, we refinanced certain of our outstanding indebtedness to lower our borrowing costs and extend our debt maturity profile. In March 2014, we issued $325 million in aggregate principal amount of 5.375% senior unsecured notes due 2024 (the "2024 Notes") and paid an aggregate of $327 million to redeem the remaining outstanding aggregate principal amount of our 7.875% senior unsecured notes due 2018 (the "2018 Notes") and 10% of the original aggregate principal amount at maturity of the 2020 Notes. In connection with these transactions, we recognized losses of approximately $18 million on the extinguishment of debt.
For further information, see "— Liquidity and Capital Resources — Capitalization — Senior Notes" and Note 8, "Debt," to the condensed consolidated financial statements included in this Report.
Credit Agreement
In November 2014, we amended and restated our senior secured credit agreement (the "Credit Agreement") to, among other things, increase the borrowing capacity of our Revolving Credit Facility from $1.0 billion to $1.25 billion, extend the maturity from January 30, 2018 to November 14, 2019, and establish a $500 million delayed-draw term loan facility (the "Term Loan Facility"). In January 2015, we borrowed $500 million under the Term Loan Facility to finance, in part, the acquisition of Eagle Ottawa. For further information, see "— Liquidity and Capital Resources — Capitalization — Credit Agreement" and Note 8, "Debt," to the condensed consolidated financial statements included in this Report.
Share Repurchase Program and Quarterly Cash Dividend
Since the first quarter of 2011, our Board of Directors has authorized $2.9 billion in share repurchases under our common stock share repurchase program. In the first quarter of 2015, we completed $112 million of share repurchases and have a remaining repurchase authorization of $888 million, which will expire in December 2017.
In the first quarter of 2015, our Board of Directors declared a quarterly cash dividend of $0.25 per share of common stock, reflecting a 25% increase in our quarterly dividend.
For further information regarding our common stock share repurchase program and our quarterly dividends, see "— Liquidity and Capital Resources — Capitalization" and Note 13, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report.
Other Matters
In the first quarter of 2015, we recognized tax benefits of $14 million related to acquisition costs, debt redemption costs, restructuring charges and various other items.
In the first quarter of 2014, we recognized net tax benefits of $15 million related to debt redemption costs, restructuring charges, reductions in tax reserves due to tax audit settlements and various other items.

LEAR CORPORATION

As discussed above, our results for the three months ended March 28, 2015 and March 29, 2014, reflect the following items (in millions):

	Three Months Ended
	March 28, 2015	March 29, 2014
Costs related to restructuring actions, including manufacturing inefficiencies of $1 million in the three months ended March 28, 2015 and March 29, 2014	$8	$25
Acquisition and other related costs	8	—
Acquisition-related inventory fair value adjustment	16	—
Losses on extinguishment of debt	14	18
Tax benefits, net	(14)	(15)
For further information regarding these items, see Note 2, "Acquisition," Note 3, "Restructuring," Note 8, "Debt," and Note 11, "Income Taxes," to the condensed consolidated financial statements included in this Report.
This Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements that are subject to risks and uncertainties. For further information regarding other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2014.

LEAR CORPORATION

RESULTS OF OPERATIONS
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three Months Ended
	March 28, 2015		March 29, 2014
Net sales
Seating	$3,485.0	77.1%	$3,225.9	74.0%
Electrical	1,036.4	22.9	1,133.9	26.0
Net sales	4,521.4	100.0	4,359.8	100.0
Cost of sales	4,095.7	90.6	3,999.3	91.7
Gross profit	425.7	9.4	360.5	8.3
Selling, general and administrative expenses	151.7	3.4	136.7	3.1
Amortization of intangible assets	13.3	0.3	8.5	0.2
Interest expense	24.4	0.5	16.8	0.4
Other expense, net	30.0	0.7	29.2	0.7
Provision for income taxes	62.9	1.3	52.7	1.2
Equity in net income of affiliates	(13.3)	(0.3)	(12.0)	(0.3)
Net income attributable to noncontrolling interests	9.4	0.2	6.6	0.2
Net income attributable to Lear	$147.3	3.3%	$122.0	2.8%
Three Months Ended March 28, 2015 vs. Three Months Ended March 29, 2014
Net sales in the first quarter of 2015 were $4.5 billion, as compared to $4.4 billion in the first quarter of 2014, an increase of $162 million or 4%. Improved production volumes on key Lear platforms primarily in Europe and North America, the acquisition of Eagle Ottawa and new business primarily in Europe and North America positively impacted net sales by $239 million, $193 million and $157 million, respectively. These increases were partially offset by net foreign exchange rate fluctuations, primarily related to the Euro and the Brazilian real, which negatively impacted net sales by $369 million.

(in millions)	Cost of Sales

First quarter 2014	$3,999
Material cost	100
Labor and other	(8)
Depreciation	5

First quarter 2015	$4,096
Cost of sales in the first quarter of 2015 was $4.1 billion, as compared to $4.0 billion in the first quarter of 2014. Improved production volumes on key Lear platforms primarily in Europe and North America, the acquisition of Eagle Ottawa and new business primarily in Europe and North America resulted in an increase in cost of sales of $495 million. These increases were partially offset by the impact of net foreign exchange rate fluctuations, primarily related to the Euro and the Brazilian real, which reduced cost of sales by $345 million. Favorable operating performance and the benefit of operational restructuring actions also reduced cost of sales.
Gross profit and gross margin were $426 million and 9.4% of net sales in the first quarter of 2015, as compared to $361 million and 8.3% in the first quarter of 2014. The acquisition of Eagle Ottawa, new business and improved production volumes on key Lear platforms positively impacted gross profit by $94 million. The impact of favorable operating performance and the benefit of operational restructuring actions of $55 million was more than offset by selling price reductions and net foreign exchange rate fluctuations of $82 million. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $152 million in the first quarter of 2015, as compared to $137 million in the first quarter of 2014, reflecting the acquisition of Eagle Ottawa. As a percentage of net sales, selling, general and administrative expenses were 3.4% in the first quarter of 2015, as compared to 3.1% in the first quarter of 2014, reflecting the acquisition of Eagle Ottawa including transaction costs of approximately $8 million related to advisory services.

LEAR CORPORATION

Amortization of intangible assets was $13 million in the first quarter of 2015, as compared to $9 million in the first quarter of 2014, reflecting the amortization of intangible assets related to the acquisition of Eagle Ottawa.
Interest expense was $24 million in the first quarter of 2015, as compared to $17 million in the first quarter of 2014, primarily related to debt incurred to finance the acquisition of Eagle Ottawa.
Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the disposal of fixed assets and other miscellaneous income and expense, was $30 million in the first quarter of 2015, as compared to $29 million in the first quarter of 2014. In the first quarter of 2015, we recognized a loss of $14 million related to the redemption of the remaining outstanding aggregate principal amount of our senior notes due 2020. In the first quarter of 2014, we recognized losses of $18 million related to the redemption of the remaining outstanding aggregate principal amount of our senior notes due 2018 and 10% of the original aggregate principal amount of our senior notes due 2020. Foreign exchange losses increased $3 million between quarters.
In the first quarter of 2015, the provision for income taxes was $63 million, representing an effective tax rate of 30.5% on pretax income before equity in net income of affiliates of $206 million. In the first quarter of 2014, the provision for income taxes was $53 million, representing an effective tax rate of 31.1% on pretax income before equity in net income of affiliates of $169 million, for the reasons described below.
In the first quarters of 2015 and 2014, the provision for income taxes was impacted by the level and mix of earnings among tax jurisdictions. The provision was also impacted by a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In the first quarter of 2015, we recognized net tax benefits of $14 million primarily related to acquisition costs, debt redemption costs, restructuring charges and various other items. In the first quarter of 2014, we recognized tax benefits of $10 million related to debt redemption costs, restructuring charges and various other items and tax benefits of $5 million related to reductions in tax reserves due to tax audit settlements. Excluding these items, the effective tax rate in the first quarters of 2015 and 2014 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $13 million for the first quarter of 2015, as compared to $12 million for the first quarter of 2014.
Net income attributable to Lear in the first quarter of 2015 was $147 million, or $1.86 per diluted share, as compared to $122 million, or $1.47 per diluted share, in the first quarter of 2014. Net income and diluted net income per share increased for the reasons described above. In addition, diluted net income per share was impacted by the decrease in average shares outstanding during the first quarter of 2015.
Reportable Operating Segments
We have two reportable operating segments: seating, which includes seats and related components, such as seat structures and mechanisms, seat covers and surface materials such as fabric and leather, seat foam and headrests, and electrical, which includes electrical distribution systems for both traditional powertrain vehicles, as well as high-power for hybrid and electric vehicles. Key components of our electrical business include wiring harnesses, terminals and connectors, junction boxes, battery chargers, electronic control modules and wireless control devices. The financial information presented below is for our two reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment. Corporate and regional headquarters costs include various support functions, such as information technology, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s pretax income before equity in net income of affiliates, interest expense and other expense ("segment earnings") and segment earnings divided by net sales ("margin") are not measures of performance under accounting principles generally accepted in the United States ("GAAP"). Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income attributable to Lear, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates, see Note 15, "Segment Reporting," to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION

Seating
A summary of the financial measures for our seating segment is shown below (dollar amounts in millions):

	Three months ended
	March 28, 2015	March 29, 2014
Net sales	$3,485.0	$3,225.9
Segment earnings (1)	196.1	152.2
Margin	5.6%	4.7%

(1)	See definition above.
Seating net sales were $3.5 billion for the first quarter of 2015, as compared to $3.2 billion for the first quarter of 2014, an increase of $259 million or 8%. Improved production volumes on key Lear platforms, the acquisition of Eagle Ottawa and new business positively impacted net sales by $233 million, $193 million and $108 million, respectively. These increases were partially offset by net foreign exchange rate fluctuations which negatively impacted net sales by $249 million. Segment earnings, including restructuring costs, and the related margin on net sales were $196 million and 5.6% in the first quarter of 2015, as compared to $152 million and 4.7% in the first quarter of 2014. New business, improved production volumes on key Lear platforms and the acquisition of Eagle Ottawa positively impacted segment earnings by $58 million. The impact of favorable operating performance and the benefit of operational restructuring actions of $25 million was more than offset by selling price reductions and net foreign exchange fluctuations.
Electrical
A summary of financial measures for our electrical segment is shown below (dollar amounts in millions):

	Three months ended
	March 28, 2015	March 29, 2014
Net sales	$1,036.4	$1,133.9
Segment earnings (1)	137.0	138.3
Margin	13.2%	12.2%

(1)	See definition above.
Electrical net sales were $1.0 billion for the first quarter of 2015, as compared to $1.1 billion for the first quarter of 2014, a decrease of $(98) million or (9)%. Net foreign exchange rate fluctuations negatively impacted net sales by $120 million. This decrease was partially offset by new business which positively impacted net sales by $49 million. Segment earnings, including restructuring costs, and the related margin on net sales were $137 million and 13.2% in the first quarter of 2015, as compared to $138 million and 12.2% in the first quarter of 2014. The impact of improved operating performance and new business of $40 million was offset by selling price reductions and net foreign exchange rate fluctuations.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three months ended
	March 28, 2015	March 29, 2014
Net sales	$—	$—
Segment earnings (1)	(72.4)	(75.2)
Margin	N/A	N/A

(1)	See definition above.
Segment earnings related to our other category were ($72) million in the first quarter of 2015, as compared to ($75) million in the first quarter of 2014.

LEAR CORPORATION

LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, operational restructuring actions and debt service requirements. In addition, we expect to continue to pay quarterly dividends and repurchase shares of our common stock pursuant to our authorized common stock share repurchase program. Our principal sources of liquidity are cash flows from operating activities, borrowings under available credit facilities and our existing cash balance. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and the combination of dividends, royalties, intercompany loan repayments and other distributions and advances from our subsidiaries to provide the funds necessary to meet our obligations. As of March 28, 2015 and December 31, 2014, cash and cash equivalents of $544 million and $715 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans, without creating additional income tax expense. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information regarding potential dividends from our non-U.S. subsidiaries, see "— Adequacy of Liquidity Sources," below and Note 7, "Income Taxes," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Cash Flows
Net cash used in operating activities was $67 million in the first quarter of 2015, as compared to $54 million in the first quarter of 2014. Consolidated net income and depreciation and amortization were a source of cash of $241 million and $203 million in the first quarter of 2015 and 2014, respectively, resulting in an incremental increase in operating cash flow of $38 million between periods. The net change in working capital items was a use of cash of $344 million and $287 million in the first quarter of 2015 and 2014, respectively, resulting in an incremental decrease in operating cash flow of $57 million between periods. This decrease primarily reflects the timing of our fiscal quarter-end for the first quarter of 2015, as compared to the first quarter of 2014, as well as increased working capital to support our sales growth.
In the first quarter of 2015, increases in accounts receivable, inventories and accounts payable resulted in a use of cash of $677 million, a use of cash of $10 million and a source of cash of $278 million, respectively, primarily reflecting the timing of our fiscal quarter-end for the first quarter of 2015, as well as increased working capital to support our sales growth. In the first quarter of 2015, changes in accrued liabilities and other resulted in a source of cash of $64 million, primarily reflecting the timing of payment of accrued liabilities.
Net cash used in investing activities was $564 million in the first quarter of 2015, as compared to $110 million in the first quarter of 2014. This increase was primarily due to cash paid for the acquisition of Eagle Ottawa of $473 million, net of cash acquired and a $350 million use of restricted cash. Capital spending is estimated at $500 million for the year 2015.
Net cash provided by financing activities was $315 million in the first quarter of 2015, as compared to a net use of cash of $50 million in the first quarter of 2014. In the first quarter of 2015, we borrowed $500 million under our Term Loan Facility to finance, in part, the acquisition of Eagle Ottawa. In addition, we paid $5 million to repurchase the remaining outstanding aggregate principal amount of our 2020 Notes, net of a $250 million use of restricted cash. In addition, we paid $112 million in aggregate for repurchases of our common stock. In the first quarter of 2014, we issued $325 million in aggregate principal amount of 2024 Notes and paid $327 million to redeem all of our outstanding 2018 Notes and a portion of our outstanding 2020 Notes.
For further information on our 2015 investing and financing transactions, including the use of restricted cash, see Note 2, "Acquisition," and Note 8, "Debt," to the condensed consolidated financial statements included in this Report.
Capitalization
From time to time, we utilize uncommitted credit facilities to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries, in addition to cash provided by operating activities. As of March 28, 2015 and December 31, 2014, there were no short-term debt balances outstanding. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors.
Senior Notes
As of March 28, 2015, our senior notes consist of $500 million in aggregate principal amount of senior unsecured notes due 2023 at a stated coupon rate of 4.75% (the "2023 Notes"), $325 million in aggregate principal amount of 2024 Notes at a stated coupon rate of 5.375% and $650 million in aggregate principal amount of 2025 Notes at a stated coupon rate of 5.25% (collectively, the "Notes").
In November 2014, we issued the 2025 Notes, resulting in net proceeds of $642 million. In January 2015, we used $350 million of the net proceeds from the offering, along with $500 million in borrowings under the Term Loan Facility (see "— Credit

LEAR CORPORATION

Agreement" below), to finance the acquisition of Eagle Ottawa. In March 2015, we paid $255 million, including $250 million of the net proceeds from the offering, to redeem the remaining outstanding aggregate principal amount of the 2020 Notes. In connection with this transaction, we recognized a loss of approximately $14 million on the extinguishment of debt. The remaining proceeds from the offering were used for general corporate purposes, including the payment of fees and expenses associated with the acquisition of Eagle Ottawa and related financing transactions.
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
For further information related to the Notes, including information on early redemption, covenants and events of default, see Note 8, "Debt," to the condensed consolidated financial statements included in this Report and Note 6, "Debt," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Credit Agreement
In November 2014, we amended and restated our Credit Agreement to, among other things, increase the borrowing capacity of the Revolving Credit Facility from $1.0 billion to $1.25 billion, extend the maturity from January 30, 2018 to November 14, 2019, and establish a $500 million delayed-draw Term Loan Facility. In January 2015, we borrowed $500 million under the Term Loan Facility to finance, in part, the acquisition of Eagle Ottawa. As of March 28, 2015 and December 31, 2014, there were no borrowings outstanding under the Revolving Credit Facility.
For further information related to the Revolving Credit Facility, including information on pricing, covenants and events of default, see Note 8, "Debt," to the condensed consolidated financial statements included in this Report and Note 6, "Debt," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Scheduled cash interest payments on the Notes and the Term Loan Facility are $49 million in the last nine months of 2015.
As of March 28, 2015, we were in compliance with all covenants under the indentures governing the Notes and the Credit Agreement.
Accounts Receivable Factoring
In the fourth quarter of 2014, one of our European subsidiaries entered into an uncommitted factoring agreement, which provides for aggregate purchases of specified customer accounts of up to €200 million. As of March 28, 2015, there were no factored receivables outstanding. We cannot provide any assurances that this factoring facility will be available or utilized in the future.
Common Stock Share Repurchase Program
In February 2015, our Board of Directors authorized a $661 million increase to our existing common stock share repurchase program to provide for aggregate repurchases of $1 billion and extended the term of the program to December 31, 2017. In the first quarter of 2015, we paid $112 million in aggregate for repurchases of our common stock (1,030,261 shares at an average purchase price of $109.09 per share, excluding commissions). As of the date of this Report, we have a remaining repurchase authorization of $888 million.
We may implement these share repurchases through a variety of methods, including, but not limited to, open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which we will repurchase our outstanding common stock and the timing of such repurchases will depend upon our financial condition, prevailing market conditions, alternative uses of capital and other factors. In addition, our amended and restated credit facility and the indenture governing our 2020 Notes place certain limitations on our ability to repurchase our common shares. See "—Forward-Looking Statements."
Since the first quarter of 2011, our Board of Directors has authorized $2.9 billion in share repurchases under our common stock share repurchase program. As of the date of this Report, we have paid $2.0 billion in aggregate for repurchases of our outstanding common stock, at an average price of $63.49 per share excluding commissions and related fees, since the first quarter of 2011.
For further information regarding our common stock share repurchase program, see Note 13, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION

Dividends
In the first quarter of 2015, our Board of Directors declared a quarterly cash dividend of $0.25 per share of common stock, reflecting a 25% increase in our quarterly dividend.
We currently expect to pay quarterly cash dividends in the future, although such payments are at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors that our Board of Directors may consider at its discretion. In addition, our Credit Agreement places certain limitations on the payment of cash dividends.
Adequacy of Liquidity Sources
As of March 28, 2015, we had approximately $748 million of cash and cash equivalents on hand and $1.25 billion in available borrowing capacity under our Revolving Credit Facility. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly dividends and repurchase shares of our common stock, pursuant to our authorized common stock share repurchase program (see "— Common Stock Share Repurchase Program," above). Our future financial results and our ability to continue to meet our liquidity needs are subject to, and will be affected by, cash flows from operations, including the impact of restructuring activities, automotive industry conditions, the financial condition of our customers and suppliers and other related factors. Additionally, an economic downturn or reduction in production levels could negatively impact our financial condition. For further discussion of the risks and uncertainties affecting our cash flows from operations and our overall liquidity, see "— Executive Overview" above, "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Chinese renminbi, the Thai baht, the Brazilian real and the Canadian dollar. We have performed a quantitative analysis of our overall currency rate exposure as of March 28, 2015 and December 31, 2014. As of March 28, 2015, the potential adverse earnings impact related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies to which it is exposed for a twelve-month period is approximately $23 million. The potential earnings benefit related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies to which it is exposed for a twelve-month period is approximately $7 million. As of December 31, 2014, the potential adverse earnings impact related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies to which it is exposed for a twelve-month period is approximately $16 million. The potential adverse earnings impact related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies to which it is exposed for a twelve-month period is approximately $1 million.
As of March 28, 2015, foreign exchange contracts representing $1.7 billion of notional amount were outstanding with maturities of less than twenty-one months. As of March 28, 2015, the fair value of these contracts was approximately ($32) million. A 10% change in the value of the U.S. dollar relative to all other currencies to which it is exposed would result in a $50 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies to which it is exposed would result in a $43 million change in the aggregate fair value of these contracts. As of December 31, 2014, foreign exchange contracts representing $1.3 billion of notional amount were outstanding with maturities of less than twenty-four months. As of December 31, 2014, the fair value of these contracts was approximately ($37) million. A 10% change in the value of the U.S. dollar relative to all other currencies to which it is exposed would result in a $51 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies to which it is exposed would result in a $34 million change in the aggregate fair value of these contracts.

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
Interest Rates
Historically, we used interest rate swap and other derivative contracts to manage our exposure to fluctuations in interest rates. As of March 28, 2015 and December 31, 2014, there were no interest rate contracts outstanding. We will continue to evaluate, and may use, derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to manage our exposures to fluctuations in interest rates in the future.
Commodity Prices
Raw material, energy and commodity costs can be volatile. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, financial hedges for certain commodities and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity environment. If these costs increase, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance," in our Annual Report on Form 10-K for the year ended December 31, 2014.
We have commodity price risk with respect to purchases of certain raw materials, including steel, copper, diesel fuel, chemicals, resins and leather. Our main cost exposures relate to steel and copper. The majority of the steel used in our products is comprised of components that are integrated into a seat system, such as seat structures and mechanisms and mechanical components. Therefore, our exposure to steel prices is primarily indirect, through these purchased components. Approximately 90% of our copper purchases are subject to price index agreements with our customers.
Historically, we used commodity swap and other derivative contracts to reduce our exposure to fluctuations in copper prices. As of March 28, 2015 and December 31, 2014, there were no commodity swap contracts outstanding.
For further information related to the financial instruments described above, see Note 16, "Financial Instruments," to the condensed consolidated financial statements included in this Report.

OTHER MATTERS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of March 28, 2015, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $12 million. In addition, as of March 28, 2015, we had recorded reserves for product liability claims and environmental matters of $28 million and $9 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2014. For a more complete description of our outstanding material legal proceedings, see Note 14, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.
Significant Accounting Policies and Critical Accounting Estimates
Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of

LEAR CORPORATION

our significant accounting policies and critical accounting estimates, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates," and Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first quarter of 2015.
Recently Issued Accounting Pronouncements
For information on the impact of recently issued accounting pronouncements, see Note 17, "Accounting Pronouncements," to the condensed consolidated financial statements included in this Report.
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

LEAR CORPORATION

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

•	other risks described in Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2014, and our other Securities and Exchange Commission ("SEC") filings.
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

(b)	Changes in Internal Controls over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 28, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. During the quarter ended March 28, 2015, the Company completed the acquisition of Eagle Ottawa and is currently integrating Eagle Ottawa into its operations, compliance programs and internal control processes. As permitted by SEC rules and regulations, the Company has excluded Eagle Ottawa from management's evaluation of internal controls over financial reporting as of March 28, 2015.

LEAR CORPORATION

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial or contractual disputes, product liability claims and environmental and other matters. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2014. For a description of our outstanding material legal proceedings, see Note 14, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.

ITEM 1A — RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As discussed in Part I — Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capitalization — Common Stock Share Repurchase Program," and Note 13, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report, we have a remaining repurchase authorization of $887.6 million under our ongoing common stock share repurchase program. A summary of the shares of our common stock repurchased during the quarter ended March 28, 2015, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions) (1)
January 1, 2015 to January 31, 2015	—	N/A	N/A	$338.6
February 1, 2015 to February 28, 2015 (1)	292,736	$109.92	292,736	967.8
March 1, 2015 to March 28, 2015	737,525	$108.75	737,525	887.6
Total	1,030,261	$109.09	1,030,261	$887.6

(1)
In February 2015, our Board of Directors authorized a $661 million increase to our existing common stock repurchase program to provide for aggregate repurchases of $1 billion and extended the term of the program to December 31, 2017.

ITEM 6 — EXHIBITS

The exhibits listed on the "Index to Exhibits" on page 46 are filed with this Form 10-Q or incorporated by reference as set forth below.

LEAR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated: April 24, 2015	By:	/s/ Matthew J. Simoncini
Matthew J. Simoncini
President and Chief Executive Officer

	By:	/s/ Jeffrey H. Vanneste
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