Form 10-K
period 2015-12-31
LEAR CORP
filed 2016-02-09
CIK 842162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 27, 2015, the aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant was $8,899,839,473. The closing price of the common stock on June 27, 2015, as reported on the New York Stock Exchange, was $116.40 per share.
As of February 5, 2016, the number of shares outstanding of the registrant’s common stock was 74,467,389 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Stockholders to be held in May 2016, as described in the Cross Reference Sheet and Table of Contents included herewith, are incorporated by reference into Part III of this Report.

LEAR CORPORATION AND SUBSIDIARIES
CROSS REFERENCE SHEET AND TABLE OF CONTENTS

________________________

(1)
Certain information is incorporated by reference, as indicated below, to the registrant’s Notice of Annual Meeting of Stockholders and Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Stockholders to be held in May 2016 (the "Proxy Statement").

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
BUSINESS OF THE COMPANY
General
Lear Corporation is a leading Tier 1 supplier to the global automotive industry. We supply seating, electrical distribution systems and electronic modules, as well as related sub-systems, components and software, to virtually every major automotive manufacturer in the world. We have 240 manufacturing, engineering and administrative locations in 36 countries and are continuing to grow our business in all automotive producing regions of the world, both organically and through complementary acquisitions. Our manufacturing footprint reflects more than 145 facilities in 22 low cost countries.
We use our product, design and technological expertise, global reach and competitive manufacturing footprint to achieve the following financial goals and objectives with the aim to maximize shareholder value:

•	Continue to deliver profitable growth, balancing risks and returns

•	Maintain a strong balance sheet with investment grade credit metrics

•	Consistently return cash to our shareholders
Our business is organized under two reporting segments: Seating and Electrical. Each of these segments has a varied product range across a number of component categories:

•
Seating — Our seating segment consists of the design, development, engineering, just-in-time assembly and delivery of complete seat systems, as well as the design, development, engineering and manufacture of all major seat components, including seat covers and surface materials such as leather and fabric, seat structures and mechanisms, seat foam and headrests. We also have capabilities in active sensing and comfort for seats, utilizing electronically controlled sensor and adjustment systems and internally developed algorithms.

•
Electrical — Our electrical segment consists of the design, development, engineering and manufacture of complete electrical distribution systems that route electrical signals and manage electrical power within a vehicle. Key components in the electrical distribution system include wiring harnesses, terminals and connectors, junction boxes and high power components for hybrid and electric vehicles. We also design, develop, engineer and manufacture sophisticated electronic control modules that facilitate signal, data and power management within the vehicle. We have added capabilities in wireless communication modules that process various signals to, from and within the vehicle, including cellular, WiFi and GPS.

We serve the worldwide automotive and light truck market in both our seating and electrical segments. We have automotive content on over 350 vehicle nameplates worldwide and serve all of the world’s major automotive manufacturers across our businesses and various component categories in both our seating and electrical segments. It is common to have both seating and electrical content on the same and multiple vehicle platforms with a single customer. Our businesses benefit globally from leveraging common operating standards and disciplines, including world-class development and manufacturing processes, as well as common customer support and regional infrastructures. Our core capabilities are shared across component categories, including high-precision manufacturing and assembly with short lead times, management of complex supply chains, global engineering and program management skills and a unique customer-focused culture. Our businesses utilize proprietary, industry-specific processes and standards, leverage common low-cost engineering centers and share centralized operating support functions, such as logistics, supply chain management, quality and health and safety, as well as all major administrative functions.

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
In May 1999, we acquired UT Automotive, Inc. ("UT Automotive") for a purchase price of approximately $2.3 billion from United Technologies Corporation. UT Automotive was a leading supplier of automotive electrical distribution systems. The acquisition of UT Automotive represented our entry into automotive electrical and electronic systems and was the basis for our current electrical segment. In addition to electrical distribution systems, UT Automotive produced a broad portfolio of automotive interior products, which were subsequently included in the transfer of substantially all of the assets of our interior business to International Automotive Components Group in October 2006 (European assets) and March 2007 (North American assets).
We have subsequently augmented our internal growth plans with selective acquisitions to expand our component capabilities and global footprint, as well as expand our technology portfolio. In May 2012, we acquired Guilford Mills, a leading supplier of automotive seat and interior fabric, from Cerberus Capital Management, L.P., for approximately $243 million. In January 2015, we acquired Everett Smith Group, Ltd., the parent company of Eagle Ottawa, LLC ("Eagle Ottawa"), the world's leading provider of leather for the automotive industry, for approximately $844 million. In August 2015, we acquired intellectual property and technology from Autonet Mobile, a developer of wireless communication software and devices for automotive applications. In November 2015, we completed the acquisition of Arada Systems Inc., an automotive technology company that specializes in vehicle-to-vehicle and vehicle-to-infrastructure ("V2X") communications.
Industry and Strategy
We supply all vehicle segments of the automotive light vehicle original equipment market and in every major automotive producing region in the world. Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle. Global automotive industry production volumes improved 3% in 2014 from the prior year and another 2% in 2015 to a record 86.9 units.

Details on light vehicle production in certain key regions for 2015 and 2014 are provided below. Our actual results are impacted by the specific mix of products within each market, as well as other risks described in Item 1A, "Risk Factors."

(In thousands of units)	2015 (1)	2014 (1, 2)	% Change
North America	17,496.6	17,029.6	3%
Europe and Africa	21,482.7	20,553.0	5%
Asia	43,806.5	43,061.1	2%
South America	2,854.8	3,586.7	(20)%
Other	1,281.0	1,375.1	(7)%
Total	86,921.6	85,605.5	2%

(1)	Production data based on IHS Automotive for vehicle weights up to 3.5 tons.

(2)	Production data for 2014 has been updated to reflect actual production levels.
Details on light vehicle production in certain emerging markets for 2015 and 2014 are provided below.

(In thousands of units)	2015 (1)	2014 (1, 2)	% Change
China	22,350.9	21,306.2	5%
India	3,773.1	3,565.3	6%
Brazil	2,311.1	2,958.1	(22)%
Russia	1,290.3	1,770.1	(27)%

(1)	Production data based on IHS Automotive for vehicle weights up to 3.5 tons.

(2)	Production data for 2014 has been updated to reflect actual production levels.
Details on our sales in certain key regions for 2015 and 2014 are provided below.

(In millions)	2015	2014	% Change
North America	$7,755.7	$6,769.8	15%
Europe and Africa	6,756.1	7,004.6	(4)%
Asia	3,235.5	3,101.8	4%
South America	464.1	851.1	(45)%
Total	$18,211.4	$17,727.3	3%

China (consolidated)	$2,141.9	$2,092.9	2%
China (non-consolidated)	1,508.0	1,434.2	5%
Key trends that have been specifically affecting our business include automotive manufacturers’ utilization of global vehicle platforms, a shift among many automotive manufacturers away from integrated systems to directed component sourcing, increasing demand for luxury and performance features and content and China’s emergence as the single largest major automotive market in the world with above average long-term growth expectations.
Our strategy is built on addressing these trends and the major imperatives for success as an automotive supplier: quality, cost and efficiency and innovation and technology. We have expanded key component and software capabilities through organic investment and acquisitions to ensure a full complement of the highest quality solutions for our customers. We have restructured, and continue to align, our manufacturing and engineering footprint to attain a leading competitive position globally. We have established or expanded activities in new and growing markets, especially China, in support of our customers’ growth and global platform initiatives. These initiatives have helped us achieve our financial goals overall, as well as a more balanced regional, customer and vehicle segment diversification in our business.
In addition, three major mega-trends have broadly emerged as major drivers of change and growth in the automotive industry: connectivity, safety and efficiency. These mega-trends have become widely accepted and also are attracting new, non-traditional entrants to the automotive industry that are leveraging technology, vehicle electrification and consumer relationships to exploit growth opportunities in the industry. Regulation is also a major influence with these mega-trends, as government mandates (e.g., for vehicles to meet or be equipped with minimum fuel economy and emissions standards or certain safety-related components) are driving vehicle design and technology plans. We believe that the following mega-trends are likely to be at the forefront of our industry for the foreseeable future with each of these trends converging long-term toward a vision of fully-autonomous driving:

•
Connectivity — Customer and consumer demand to have constant communication and information exchange. This trend began with consumer demand to extend and integrate their mobile connectivity into the vehicle by connecting mobile devices with vehicle infotainment systems. Connectivity requirements will continue to grow as we believe that vehicles will increasingly have direct communication with cellular networks, satellites and other vehicles in the grid to enable more advanced safety and fuel efficiency functionality. Vehicles are effectively becoming smart devices on wheels as the automobile is increasingly becoming a platform connected to various types of communication networks. We expect these trends to continue, making the vehicle a constantly connected device, receiving and transmitting data through a variety of signals, which communicate directly with the on-board vehicle network.

•
Safety — Customer and consumer demand for safety features and systems that protect vehicle occupants when a crash occurs, and also, with an increasing prevalence, for advanced driver assistance systems that proactively respond to driving situations to reduce the likelihood or severity of a crash.

•
Efficiency — Customer and consumer demand for more energy efficient vehicles that meet increasingly strict fuel economy and emission standards and reduce the environmental impact of automobiles. This requires further use of electronically controlled powertrains and related components to improve fuel efficiency, adoption of alternative energy powertrains, such as hybrid, electric and other powertrain technologies that facilitate high power electrification of the vehicle, and use of lighter weight materials throughout the car.

We are well positioned for growth capitalizing on these mega-trends as we supply high value systems and components that drive critical functionality and core elements of the vehicle’s architecture and design. The systems and components that we design, develop and manufacture facilitate connectivity of various vehicle systems, impact a vehicle’s safety and crashworthiness and support more fuel efficient alternative powertrains. Many of our systems and components also directly impact the consumer, providing us with the opportunity to offer our automotive customers technology, solutions and designs that will differentiate their vehicles in the consumer marketplace.
We are well positioned to directly participate in the connectivity mega-trend as we design, develop and supply systems and components that connect the various electrical and electronic systems within the vehicle into integrated on-board power and data communication networks. We further have the technology and expertise to wirelessly and securely connect these on-board vehicle networks and systems with external networks over various standards and protocols. This expertise allows us to offer our automotive customers electronic modules, such as connected gateway modules, that offer functionality such as over-the-air software updates or cellular communication of vehicle performance data to the automotive manufacturers, their dealers or the vehicle owners. Further, our expertise in dedicated short range communications (“DSRC”) technology allows us to provide modules and software that facilitate direct, high speed communication between vehicles and roadside infrastructures.
Furthermore, a seat is an active part of the vehicle safety system. As a result of our innovative product design and technology capabilities, we are able to provide seats with enhanced safety features, such as the active head restraint and seat structures that withstand collision impact well in excess of what is demanded by regulatory agencies. We have developed products and materials to reduce cost and enhance seat design and packaging flexibility, including our mini recliners and micro adjust tracks. Another way in which we are well-positioned to benefit from this mega-trend related growth is our belief that the seat system will become increasingly more sophisticated, dynamic and connected to both the occupants and the vehicle. The seat is the logical focal point for monitoring the driver and passenger and for facilitating feedback between the vehicle and the occupants. Most recently, the addition of DSRC and other V2X capabilities positions us to provide high speed communication between vehicles, even in extreme weather conditions, potentially reducing crashes through real time advisories alerting drivers to imminent hazards in the roadway ahead, including other vehicles on a potential path for collision.
Continued growth in more fuel efficient, complex and electronically controlled powertrains is helping to drive growth in the vehicle's electrical distribution system. The emergence and continued development of alternative energy powertrains, including electric, hybrid electric and other technologies, is driving growth in high power electrical systems and components. Hybrid and electric vehicles incorporate both high power and low power components. As a result, they offer a significant incremental content opportunity for us. These trends all support continued growth in electrical and electronic content on the vehicle, as well as associated software. This content growth will require far more complex vehicle electrical architectures. Our significant experience designing and manufacturing highly integrated and standardized architectures that optimize size, performance and quality leaves us well positioned to take advantage of the growth in electrical content and the increasingly complex architectures.

We believe that the potential long-term convergence of these mega-trends and eventual wide-spread adoption of autonomous vehicles will benefit both our seating and electrical segments. We believe that autonomous vehicles will likely have seat designs and requirements that are far more flexible and demanding in both autonomous and piloted driving states and the transitions between the two. Further, more active monitoring of the driver and the driver’s position and physical state will likely be required. We also believe that autonomous vehicles will not only need to be fully connected and networked to maximize their safety and efficiency, they will have much higher levels of power consumption to support the array of sensors and processing power required to operate such vehicles.
Seating Segment
Lear is a recognized global leader in complete automotive seat systems and key individual seat components. The seating segment consists of the design, development, engineering, just-in-time assembly and delivery of complete seat systems, as well as the design, development, engineering and manufacture of all major seat components, including seat covers and surface materials such as leather and fabric, seat structures and mechanisms, seat foam and headrests. We have the most complete set of component offerings of any automotive seating supplier and are a market leader in every automotive producing market in the world. Further, our global manufacturing and engineering expertise, low-cost footprint, complete component capabilities, quality leadership and strong customer relationships provide us with a solid platform for future growth in this segment.
We produce seat systems that are fully assembled and ready for installation in automobiles and light trucks. Seat systems are generally designed and engineered for specific vehicle models or platforms. We develop seat systems and components for all vehicle segments from compact cars to full-size sport utility vehicles. We are the world leader in luxury and performance automotive seating, providing craftsmanship, elegance in design, use of innovative materials and industry-leading technology required by premium brands, including Alfa Romeo, Audi, BMW, Cadillac, Ferrari, Jaguar Land Rover, Lamborghini, Lincoln, Maserati, Mercedes-Benz and Porsche.
We have been executing a strategy for vertical integration of key seat components to enhance growth, improve quality, increase profitability and support our current market position in just-in-time seat assembly. In this regard, we have expanded our seat structures and mechanisms capabilities to provide complete development and manufacturing capabilities in all major automotive producing regions in the world and have developed standardized seat structures and mechanisms that can be adapted to multiple segments minimizing investment costs. We believe that our low-cost manufacturing footprint in seat structures and mechanisms and our precision engineered seat mechanism expertise are competitive advantages.
We have also expanded our seat cover operations, including precision cutting, assembly, sewing and lamination of seat fabric, in low-cost markets, entered the fabric business (largely through our acquisition of Guilford Performance Textiles) and most recently, added industry-leading leather design, development and manufacturing capabilities (through our acquisition of Eagle Ottawa). Eagle Ottawa is the world's leading provider of leather for the automotive industry, with a low-cost manufacturing footprint and approximately 6,500 employees. With the acquisition of Eagle Ottawa, Lear has an industry-leading position in automotive leather in North America and Asia and is one of the top suppliers in Europe. The addition of Eagle Ottawa also increased our representation with Asian automotive manufacturers and customer mix of revenue in Asia. Eagle Ottawa has direct sourcing arrangements with most of the major automotive manufacturers globally. With a full range of leather design and manufacturing capabilities, Eagle Ottawa further enhances Lear's position as the industry leader in luxury and performance automotive seating. We can provide globally a full range of seat cover capabilities and design solutions, including the use of unique leather and fabric applications.
Craftsmanship and Design
We believe that our broad portfolio of capabilities, including advanced design and material integration skills, is a differentiating competitive advantage for us. The breadth of our portfolio and depth of our design expertise allows us to have early involvement in the automotive manufacturer’s design process and the opportunity to better integrate all seating components to provide differentiated comfort, quality and overall value for the end consumer. We are leveraging our unique position to be an industry leader in differentiated design through the creation of a Center for Craftsmanship. This is a dedicated studio for customer interface where designers and engineers work collaboratively to create innovative solutions early in the design process. We have also developed a proprietary craftsmanship process called Harmonic Precision that synthesizes all of our component expertise and technologies with our customer’s design visions. We believe that our unique craftsmanship and design capabilities can provide customers with a durable and reliable product that can be differentiated across all brands.
Intelligent Seating
We are the only seating supplier with both global capabilities in all major seat components, including leather and fabric, and global electronics development, manufacturing and integration. We believe that the seat will increasingly integrate electronics, not only for motorized control, but for dynamic sensing and response. We have developed active sensing and comfort seat capabilities, utilizing electronically controlled sensor and adjustment systems and internally developed algorithms. These seat designs automatically and constantly adjust the seats cushioning and support based on the occupant’s position and ideal alignment for health and wellness. We also have developed technologies that will monitor certain bio-metric readings through seat sensors with a high level of accuracy and reliability. We believe that intelligent and dynamic seating solutions will provide future benefits as consumers and automotive manufacturers demand seats that can sense key attributes of a driver and passenger and communicate these attributes within the vehicle network, as well as to external networks. We believe that the seat will increasingly become a more dynamic and integrated system that will actively react to both the driver and driving conditions, particularly with the advent of autonomous vehicles. Such trends will promote increased levels of electrical and electronic integration into the seat.
Manufacturing
Our seat assembly facilities use lean manufacturing techniques, and our finished products are delivered to the automotive manufacturers on a just-in-time basis, matching our customers’ exact build specifications for a particular day, shift and sequence thereby reducing inventory levels. These facilities are typically located adjacent to or near our customers’ manufacturing and assembly sites. Increasingly, we are utilizing component and sub-assembly designs that allow us to drive higher efficiencies in our seat assembly facilities and further integrate certain assembly activities with our core component manufacturing operations. Our seat components, including recliner mechanisms, seat tracks and seat trim covers, leather and fabric are manufactured in batches, typically utilizing facilities in low-cost regions.
Financial Summary
A summary of revenues from external customers and other financial information for our seating segment is shown below. For additional information regarding the operating results of our seating segment, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations." For additional information regarding Lear’s total sales and long-lived assets by geographic area, as well as customer concentrations, see Note 12, "Segment Reporting," to the consolidated financial statements included in this Report. The top five customers of this segment are: General Motors, Ford, BMW, Fiat Chrysler and Volkswagen.

(In millions)	2015	2014	2013
Revenues from external customers	$14,098.5	$13,310.6	$12,018.1
Segment earnings (1)	907.0	655.2	576.9
Depreciation and amortization	239.3	199.8	181.3
Capital expenditures	317.2	268.9	288.5
Total assets	5,780.7	4,855.6	4,640.0

(1)
As discussed in Note 2 "Summary of Significant Accounting Policies — Segment Reporting," segment earnings represents pretax income before equity in net income of affiliates, interest expense and other expense.

Competition
Based on independent market studies and management estimates, we believe that we hold a #2 position globally on the basis of revenue with strong positions in all major markets. We estimate the global seat systems market at more than $60 billion in 2015. We believe that we are also among the leading suppliers of various components produced for complete seat systems.
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
We have developed products and materials to improve comfort and ease of adjustment, promote customization and styling flexibility, increase durability and reliability, enhance safety, expand the usage of environmentally friendly materials and reduce cost and weight. ProActive™ Posture seating uses proprietary MySeat by Lear™ technology powered by our TheraMetric™ analytical process. This process is derived from our research to provide a driver with a seating position that promotes better posture and cumulative wellness benefits. ProActive™ Posture Seating has been endorsed by the American Chiropractic Association, International Chiropractors Association, World Federation of Chiropractic and Loomis Institute of Enzyme Nutrition. Our Lear Crafted Comfort Connect™ and Advanced Comfort Systems™ are adjustable cushions, seat backs and side bolsters which support correct posture and provide improved comfort and appearance. Our Guilford TeXstyle™ fabrics provide customizable fabric engineered to improve the vehicle experience and durability, and our TeXstyle™ Enhance offerings provide a range of secondary embellishment technologies to enhance standard fabrics, enabling unique design within an array of fabric choices. Our proprietary, anti-soiling performance leather finishing technology, Ansole', improves durability and protects against fading. Our head restraints provide improved comfort and safety with adjustability. Our high speed smart fold technology is a regulated high speed folding adjustment mechanism that delivers premium convenience while maintaining leading safety and comfort benefits. Our mini recliners and micro adjust tracks are seat mechanisms, which provide precision movement and facilitate interior packaging space flexibility. Our Dynamic Environmental Comfort Systems™ utilize environmentally friendly materials and offer weight reductions of 30% - 40%, as compared to current foam seat designs. Our SoyFoam™ seats, which are used by multiple global customers, are up to 24% renewable, as compared to non-renewable, petroleum-based foam seats.
For additional factors that may impact our seating segment’s business, financial condition, operating results and/or cash flows, see Item 1A, "Risk Factors."
Electrical Segment
The electrical segment consists of the design, development, engineering, manufacture, assembly and supply of electrical distribution systems, electronic modules and related components and software for light vehicles globally. We are a leader in managing power and distributing signals within the vehicle for traditional vehicle architectures, as well as high power and hybrid electric systems. We have added connectivity software and hardware capabilities that facilitate secure, wireless communication between the vehicle’s electrical and electronic architecture and external networks, as well as other vehicles.
Electrical Distribution Systems
Electrical distribution systems are networks of wiring and associated components that route and manage electrical power and electronic signals within a vehicle. Our product offerings allow us to provide the complete electrical distribution system of the vehicle and span four primary product areas: wire harnesses, terminals and connectors, junction boxes and advanced efficiency systems.
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
Terminals and connectors include conductive metal components and connector housings that join wire harness assemblies together at their respective end points or connect devices to wire harness assemblies. Terminals and connectors can vary significantly in size and complexity depending on the amount of power or data being transferred and the number of connections being made at any particular point in the electrical distribution system. Terminals and connectors are currently manufactured in Germany, China, Eastern Europe and the United States.
Junction boxes are centrally located modules within the vehicle that contain fuses and/or relays for circuit and device protection and serve as a connection point for multiple wire harnesses. Junction boxes are manufactured in Mexico, Northern Africa, Europe, China and the Philippines with a proprietary, capital-intensive assembly process using printed circuit boards, a portion of which are purchased from third-party suppliers. Certain materials, particularly certain specialized electronic components, are available from a limited number of suppliers. Proprietary features have been developed to improve the function of these junction boxes in harsh environments, including extreme temperatures and humidity.

Our advanced efficiency systems group is dedicated to the development of high power and hybrid electrical systems and components, including wiring, terminals and connectors and power electronics. We have products and technologies that enable the varying degrees of powertrain electrification being employed by automotive manufacturers today from mild hybrid vehicles to full electric vehicles. Our products include on-board charging systems, charge cord sets, high voltage electrical distribution systems and battery monitoring technology. Our global center for Advanced Efficiency Systems and high power applications is in Southfield, Michigan with full development capabilities also located in Valls, Spain. We are supplying, or will supply, high voltage components and systems for hybrid and electric vehicles produced by BMW, Daimler, Fiat Chrysler, General Motors, Jaguar Land Rover and Renault-Nissan. We believe that our expertise in high power electrical distribution systems will provide additional growth opportunities going forward and will be beneficial with the entrance of technology and emergent companies focusing on electric or other alternative powertrain designs.
Electronics
In our electrical segment, we also design, develop, engineer and manufacture electronics, which control various functions within the vehicle, as well as develop and integrate the associated software for these electronic modules. Our electronic modules include body control modules, smart junction boxes, gateway modules, wireless control modules, lighting control modules and audio amplifiers. Our engineering and development activities for electronics are in Southfield, Michigan, Santa Rosa, California, Spain, Germany, China and India. We assemble these modules using high-speed surface mount placement equipment in Mexico, China, the Philippines, Morocco, Spain and Germany.
Body control modules primarily control vehicle interior functions outside of the vehicle’s head unit or infotainment system. Depending on the vehicle’s electrical and electronic architecture, these modules can be either highly integrated, consolidating multiple functional controls into a single module, or focus on a specific function, such as seat position and comfort controls or the door zone control module which controls features such as window lift, door lock and power mirrors. As electronic control modules become increasingly centralized and integrated, we developed "smart junction boxes," which are junction boxes augmented with integrated electronic functionality that otherwise would be contained in other body control modules. The integration of functionality in our smart junction boxes eliminates interconnections, increases overall system reliability and can consolidate the number of electronic modules within the vehicle. This can lead to reduced cost and complexity. We believe that our expertise in consolidating functional controls into integrated modules and integrating these modules into the vehicle’s electrical and electronic architecture is a competitive strength.
We develop and produce gateway modules, which facilitate secure access to, and communication with, all of the vehicle systems at a central point and translate various signals to facilitate data exchange across vehicle domains. This gateway becomes increasingly important as formerly distinct vehicle systems increasingly must work in concert with one another. We also offer wireless functionality in both integrated and stand-alone modules, which send and receive signals using radio frequency technology. Our wireless systems include passive entry systems, remote keyless entry and dual range/dual function remote keyless entry systems. We are building on both our core gateway and wireless capabilities as we add and develop higher levels of data and signal connectivity in and out of the vehicle.
Our electronics product offerings also include lighting control modules, which provide the electronic control logic and diagnostics for increasingly advanced and complex vehicle lighting systems. We supply LED lighting control systems for vehicle interiors and exteriors. The audio segment includes premium audio amplifiers and complete vehicle sound system development capabilities with advanced audio tuning.
The higher level of complexity and processing power in these electronic control modules is driving rapid increases in software requirements associated with these modules. Accordingly, we continue to build on our knowledge and capabilities in software in order to design and develop more complex and integrated electronic control modules capable of more efficiently managing the distribution of power and data signals through the vehicle.
Connectivity
We are building connectivity capabilities that facilitate secure, wireless communication between the vehicle’s systems and external networks, as well as other vehicles. Our connectivity strategy is based on leveraging our expertise in vehicle electrical and electronic architecture design and development, electronic module functional integration, gateway module data exchange and core wireless signals. We are building capabilities organically through internal investment and through acquisition and partnership. In August 2015, we acquired intellectual property and technology from Autonet Mobile, a Santa Rosa, California- based developer of software and devices for automotive applications. This transaction added technology that directly connects on-board vehicle systems with cloud-based applications using proprietary, secure data exchange capabilities via cellular networks. In November 2015, we acquired Arada Systems Inc., a Troy, Michigan-based automotive technology company that specializes in V2X communications. This transaction added V2X software and hardware solutions utilizing expertise in 5.9

GHz DSRC and other wireless communications protocols, notably GPS satellite communications. Arada has developed software solutions to permit highly secure V2X communications and defend against cyber-security attacks.
These acquisitions, combined with our vehicle electrical and electronic architecture expertise and products, will allow us to offer our customers embedded modules and software that facilitate direct and secure connectivity between the vehicle and external networks. Products that we can offer will include connected gateway modules with an array of features including over-the-air software update capabilities, embedded cellular communication modules, e-Call modules that automatically contact emergency services in the event of a crash and both on-board and roadside DSRC units that facilitate V2X communications.
Financial Summary
A summary of revenues from external customers and other financial information for our electrical segment is shown below. For additional information regarding the operating results of our electrical segment, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations." For additional information regarding Lear’s total sales and long-lived assets by geographic area, as well as customer concentrations, see Note 12, "Segment Reporting," to the consolidated financial statements included in this Report. The top five customers of this segment are: Ford, General Motors, Renault-Nissan, Jaguar Land Rover and BMW.

(In millions)	2015	2014	2013
Revenues from external customers	$4,112.9	$4,416.7	$4,215.9
Segment earnings (1)	554.4	556.6	414.3
Depreciation and amortization	99.3	103.3	96.4
Capital expenditures	134.4	138.4	163.4
Total assets	1,572.9	1,609.9	1,658.3

(1)
As discussed in Note 2, "Summary of Significant Accounting Policies — Segment Reporting," segment earnings represents pretax income before equity in net income of affiliates, interest expense and other expense.

Competition
We estimate the global target market for our electrical business to be approximately $70 billion.  Our major competitors in electrical distribution systems include Delphi Automotive PLC, Leoni AG, Molex Incorporated (a subsidiary of Koch Industries Inc.), Sumitomo Corporation, TE Connectivity and Yazaki Corporation. Our major competitors in electronic modules, including connectivity solutions, include Continental AG, Delphi Automotive PLC, Denso Corporation and Robert Bosch GmbH.
Technology
The electrical segment is technology driven and typically requires higher investment as a percentage of sales than our seating segment. Our complete electrical distribution system design capabilities, coupled with certain market-leading component technologies, allow access to our customers’ development teams, which provides an early indication of our customers’ product needs and enables us to develop system design efficiencies. Our ability to design and integrate electronic modules creates a competitive advantage as we support customers with complete electrical architecture development. Our expertise is developed and delivered by over 2,000 engineers across fourteen countries and is led by four global technology centers of excellence in China, Germany, Spain and the United States for each of our major product lines in this segment, which are described below.
In electrical distribution systems, our technology includes expertise in the design and use of alternative conductor materials, such as aluminum, copper-clad steel and other hybrid alloys. Alternative conductor materials can enable the use of ultra small gauge conductors, which reduce the weight and packaging size of electrical distribution systems. We were the first to implement copper-clad steel cabling in series production. We also have developed proprietary manufacturing process technologies, such as our vertical manufacturing system that features three dimensional wire harness assembly boards. Our expertise in terminals and connectors technology facilitates our ability to implement these small gauge and alternative alloy conductors. We have developed advanced capabilities in aluminum terminals and aluminum wire termination, ultra small gauge termination, and high voltage terminals and connectors. We have developed high packaging density in-line connectors and new small gauge terminals that will enable wire gauge reduction and provide our customers with smaller and lower cost solutions. Our high voltage terminals and connectors are a part of our advanced efficiency systems capabilities, and we have established a leading capability in power density (power per packaging size) that is being adopted by multiple automakers. Our advanced efficiency systems and components for high voltage vehicle applications have achieved industry leading efficiency, packaging and reliability. We have nearly 600 patents and patents pending in advanced efficiency systems.

In electronics, we are a market leader in smart junction box technology and will begin production of our Automotive News PACE Award winning Solid State Smart Junction Box™ in 2016. We continue to refine our smart junction box technology, including the development of aluminum printed circuit boards. We have developed body control modules with dual core microprocessors that allow body control and gateway functionality in a single module. We are a leader in gateway module technology and have capabilities to enable our gateway and other electronic control modules to efficiently and securely manage the increasing amount of both wired and wireless signals running throughout, as well as within and outside of, the vehicle. We also have developed wireless products, such as lower-cost passive entry systems with improved security using ultra wide band technology and that feature our 2-way remote keyless entry systems that enable the vehicle to provide feedback to the consumer, such as verification that the doors have locked or that the engine has started. In lighting, we have developed advanced technology electronic controls in this area, including a Matrix LED Control System capable of individually dimming and switching on/off up to 100 LEDs. This system enables steerable light beams and other advanced lighting features and can be paired with driver assistance system sensors for functionality, such as automatic high beam management and obstacle highlighting. In audio, we have developed an ethernet / AVB amplifier that facilitates faster processing of digital data at a lower cost.
Software remains a critical element of our electrical business. Software capabilities are becoming more important in the management of complex and highly sophisticated electrical architectures. Software within the vehicle is rapidly growing as a key element of technological innovation and a cost effective way to provide new features and functions. We currently employ over 500 software engineers globally and are pursuing expansion of specialized capabilities in vehicle networking, encryption, cyber-security and connectivity protocols. With our acquisition of technology from Autonet Mobile and the purchase of Arada Systems Inc., we have further expanded our software development capabilities with particular expertise in wireless communication software.
For additional factors that may impact our electrical segment’s business, financial condition, operating results and/or cash flows, see Item 1A, "Risk Factors."
Customers
In 2015, Ford and General Motors, two of the largest automotive and light truck manufacturers in the world, accounted for 23% and 20% of our net sales, respectively. In addition, BMW accounted for approximately 10% of our net sales. We supply and have expertise in all vehicle segments of the automotive market. Our sales content tends to be higher on those vehicle platforms and segments which offer more features and functionality. The popularity of particular vehicle platforms and segments varies over time and by regional market. We expect to continue to win new business and grow sales at a greater rate than overall automotive industry production. For further information related to our customers and domestic and foreign sales and operations, see Note 12, "Segment Reporting," to the consolidated financial statements included in this Report.
Our customers award business to their suppliers in a number of ways, including the award of complete systems, which allows suppliers either to manufacture components internally or to purchase components from other suppliers at their discretion. Certain of our customers also elect to award certain components directly to component suppliers and independent of the award of the complete system. We have been selectively expanding our component capabilities and investing in manufacturing capacity in low-cost regions in order to maximize our participation in such component sourcing.
Our customers typically award contracts several years before actual production is scheduled to begin. Each year, the automotive manufacturers introduce new models, update existing models and discontinue certain models and, recently, even complete brands. In this process, we may be selected as the supplier on a new model, we may continue as the supplier on an updated model or we may lose a new or updated model to a competitor. Our sales backlog reflects anticipated net sales from formally awarded new programs, less lost and discontinued programs. We measure our sales backlog based on contracts to be executed in the next three years. This measure includes the sales backlog at Eagle Ottawa and excludes the sales backlog at our non-consolidated joint ventures. As of January 2016, our 2016 to 2018 sales backlog is $2.0 billion, consistent with our 2015 to 2017 sales backlog as of January 2015. Our current sales backlog reflects $0.8 billion related to 2016 and 75% and 25% related to seating and electrical, respectively. Our current sales backlog assumes volumes based on the independent industry projections of IHS Automotive as of December 2015 and a Euro exchange rate of $1.10 / Euro. This sales backlog is generally subject to a number of risks and uncertainties, including vehicle production volumes on new and replacement programs and foreign exchange rates, as well as the timing of production launches and changes in customer development plans. For additional information regarding risks that may affect our sales backlog, see Item 1A, "Risk Factors," and Part II — Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements."
We receive purchase orders from our customers that generally provide for the supply of a customer’s annual requirements for a particular vehicle model and assembly plant, or in some cases, for the supply of a customer’s requirements for the life of a particular vehicle model, rather than for the purchase of a specified quantity of products. Although most purchase orders may be terminated by our customers at any time, such terminations have been minimal and have not had a material impact on our operating results. We are subject to risks that an automotive manufacturer will produce fewer units of a vehicle model than anticipated or that an automotive manufacturer will not award us a replacement program following the life of a vehicle model. To reduce our reliance on any one vehicle model, we produce automotive systems and components for a broad cross-section of both new and established models. However, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating performance. Our net sales for the year ended December 31, 2015, consisted of 13% compact, 47% mid-size, 22% full-size/luxury and 18% full frame and were comprised of 50% cars and 50% light trucks.
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
Raw Materials
The principal raw materials used in our seat systems, electrical distribution systems and electronics are generally available and obtained from multiple suppliers under various types of supply agreements. Components, such as fabric, foam, leather, seat structures and mechanisms, terminals and connectors and certain other components are either manufactured by us internally or purchased from multiple suppliers under various types of supply agreements. The majority of the steel used in our products is comprised of fabricated components that are integrated into a seat system, such as seat frames, recliner mechanisms, seat tracks and other mechanical components. Therefore, our exposure to changes in steel prices is primarily indirect, through these purchased components. With the exception of certain terminals and connectors, the materials that we use to manufacture wire harness assemblies are substantially purchased from suppliers, including extruded and insulated wire and cable. The majority of our copper purchases are comprised of extruded wire and cable that we integrate into electrical wire harnesses and are generally subject to price index agreements with our customers. We utilize a combination of short-term and long-term supply contracts to purchase key components. We generally retain the right to terminate these agreements if our supplier does not remain competitive in terms of cost, quality, delivery, technology or customer support.
Employees
As of December 31, 2015 and 2014, our employment levels worldwide were approximately as follows:

Region	2015	2014
United States and Canada	10,200	9,800
Mexico	46,600	41,000
Central and South America	10,400	11,200
Europe and Africa	47,200	43,200
Asia	21,800	20,000
Total	136,200	125,200
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
Intellectual Property
Worldwide, we have approximately 2,000 patents and patent applications pending. While we believe that our patent portfolio is a valuable asset, no individual patent or group of patents is critical to the success of our business. We also license selected technologies to automotive manufacturers and to other automotive suppliers. We continually strive to identify and implement new technologies for use in the design and development of our products.
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
We have numerous registered trademarks in the United States and in many foreign countries. The most important of these marks include LEAR CORPORATION® (including our stylized version thereof) and LEAR®, which are widely used in connection with our products and services. Our other principal brands include GUILFORDTM and EAGLE OTTAWA®. AVENTINO® leather, LEAR CONNEXUSTM signal and data communications, PROACTIVE POSTURETM seating, ProTec® active head restraints, SMART JUNCTION BOXTM technology, STRUCSURETM systems and TeXstyleTM fabrics are some of the other trademarks used in connection with certain of our product lines.
We will continue to dedicate resources to engineering and development. Engineering and development costs incurred in connection with the development of new products and manufacturing methods within one year of launch, to the extent not recoverable from our customers, are charged to cost of sales as incurred. Such costs are charged to selling, general and administrative expenses when incurred more than one year prior to launch. Engineering and development costs charged to selling, general and administrative expenses totaled approximately $127 million, $102 million and $108 million for the years ended December 31, 2015, 2014 and 2013, respectively. Engineering and development costs for which reimbursement is contractually guaranteed by our customers are capitalized. Engineering and development costs capitalized totaled approximately $194 million, $232 million and $202 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
As of December 31, 2015, we had 24 operating joint ventures located in seven countries. Of these joint ventures, eight are consolidated and sixteen are accounted for using the equity method of accounting. Sixteen of the joint ventures operate in Asia, seven operate in North America (including one that is dedicated to serving Asian automotive manufacturers) and one operates in Europe. Net sales of our consolidated joint ventures accounted for approximately 12% of our net sales in 2015. As of December 31, 2015, our investments in non-consolidated joint ventures totaled $157 million.
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
A substantial number of our employees and the employees of our largest customers and suppliers are members of industrial trade unions and are employed under the terms of various labor agreements. We have labor agreements covering approximately 62,000 employees globally. In the United States and Canada, each of our unionized facilities has a separate collective bargaining agreement with the union that represents the workers at such facility, with each such agreement having an expiration date that is independent of the other agreements. Labor agreements covering approximately 88% of our unionized work force, including approximately 2% of our unionized workforce in the United States and Canada, are scheduled to expire during 2016. There can be no assurances that future negotiations with the unions will be resolved favorably or that we will not experience a work stoppage or disruption that could adversely affect our financial condition, operating results and cash flows. A labor dispute involving us, any of our customers or suppliers or any other suppliers to our customers or that otherwise affects our operations, or the inability by us, any of our customers or suppliers or any other suppliers to our customers to negotiate, upon the expiration of a labor agreement, an extension of such agreement or a new agreement on satisfactory terms could adversely affect our financial condition, operating results and cash flows. In addition, if any of our significant customers experience a material work stoppage, the customer may halt or limit the purchase of our products. This could require us to shut down or significantly reduce production at facilities relating to such products, which could adversely affect our business and harm our profitability.

•
Our existing indebtedness and the inability to access capital markets could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance.

As of December 31, 2015, we had approximately $2.0 billion of outstanding indebtedness, as well as $1.25 billion available for borrowing under our revolving credit facility. The debt instruments governing our indebtedness contain covenants that may restrict our business activities or our ability to execute our strategic objectives, and our failure to comply with these covenants could result in a default under our indebtedness. We also lease certain buildings and equipment under non-cancelable lease agreements with terms exceeding one year, which are accounted for as operating leases. Additionally, any downgrade in the ratings that rating agencies assign to us and our debt may ultimately impact our access to capital markets. Our inability to generate sufficient cash flow to satisfy our debt and lease obligations, to refinance our debt obligations or to access capital markets on commercially reasonable terms could adversely affect our financial condition, operating results and cash flows.

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
Our financial performance depends, in part, on our ability to successfully execute our strategic objectives. Our objectives are to deliver superior long-term shareholder value by investing in our business to grow and improve our competitive position, while maintaining a strong and flexible balance sheet and returning cash to our shareholders. Various factors, including the industry environment and the other matters described herein and in Part II — Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," including "— Forward-Looking Statements," could adversely affect our ability to execute our strategic objectives. These risk factors include our failure to identify suitable opportunities for organic investment and/or acquisitions, our inability to successfully develop such opportunities or complete such acquisitions or our inability to successfully utilize or integrate the investments in our operations. Our failure to execute our strategic objectives could adversely affect our financial condition, operating results and cash flows. Moreover, there can be no assurances that, even if implemented, our strategic objectives will be successful.

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
We have significant U.S. net operating loss, capital loss and tax credit carryforwards (collectively, the "Tax Attributes"). Under federal tax laws, we can carry forward and use our Tax Attributes to reduce our future U.S. taxable income and tax liabilities until such Tax Attributes expire in accordance with the Internal Revenue Code of 1986, as amended (the "IRC"). Section 382 and Section 383 of the IRC provide an annual limitation on our ability to utilize our Tax Attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership, as defined under the IRC. We may experience a change in ownership in the future as a result of changes in our stock ownership that are beyond our control, and any such subsequent changes in ownership for purposes of the IRC could further limit our ability to use our Tax Attributes. Accordingly, any such occurrences could adversely impact our ability to offset future tax liabilities and, therefore, adversely affect our financial condition, net income and cash flow.
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.

ITEM 2 – PROPERTIES
As of December 31, 2015, our operations were conducted through 240 facilities, some of which are used for multiple purposes, including 82 just-in-time manufacturing facilities, 112 dedicated component manufacturing facilities, 6 sequencing and distribution sites, 34 administrative/technical support facilities and 6 advanced technology centers, in 36 countries. Our corporate headquarters is located in Southfield, Michigan.
Of our 240 total facilities, which include facilities owned or leased by our consolidated subsidiaries, 98 are owned and 142 are leased with expiration dates ranging from 2016 through 2053. We believe that substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our current and expected manufacturing and distribution needs. See Part II — Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition."

SEATING
Argentina	Czech Republic	Indonesia	Mexico (continued)	Slovak Republic	United States
Escobar, BA	Kolin	Cikarang	Panzacola, TL	Presov	Arlington, TX
Ferreyra, CBA	Stribro	Italy	Piedras Negras, CO	Voderady	Auburn Hills, MI
Brazil	France	Caivano, NA	Ramos Arizpe, CO	South Africa	Columbia City, IN
Betim	Cergy	Cassino, FR	Saltillo, CO	East London	Detroit, MI
Caçapava	Feignies	Grugliasco, TO	San Felipe, GU	Port Elizabeth	Duncan, SC
Camaçari	Guipry	Melfi, PZ	San Luis Potosi, SL	Rosslyn	Farwell, MI
Joinville	Troisvilles	Pozzo d’Adda, MI	Silao, GO	South Korea	Hammond, IN
Londrina	Germany	Macedonia	Toluca, MX	Gyeongju	Hebron, OH
Pernambuco	Besigheim	Tetovo	Villa Ahumada, CH	Spain	Highland Park, MI
Canada	Bremen	Malaysia	Moldova	Barcelona	Louisville, KY
Ajax, ON	Eisenach	Behrang Stesen	Ungheni	Epila	Kenansville, NC
Whitby, ON	Ginsheim-	Klang	Morocco	Valdemoro	Montgomery, AL
China	Gustavsburg	Mexico	Tangier	Valencia	Morristown, TN
Changchun	Rietberg	Aguascalientes, AG	Poland	Thailand	Pine Grove, PA
Changshu	Sindelfingen	Arteaga, CA	Legnica	Mueang Nakhon	Portage, IN
Chongqing	Wackersdorf	Cuautlancingo, PU	Jaroslaw	Ratchasima	Rochester Hills, MI
Guangzhou	Hungary	Hermosillo, SO	Tychy	Rayong	Roscommon, MI
Hangzhou	Györ	Huamantla, TL	Romania	United Kingdom	Selma, AL
Liuzhou	Szolnok	Juarez, CH	Iasi	Alfreton	Tuscaloosa, AL
Nanjing	India	Leon, GT	Russia	Coventry	Wentzville, MO
Rui’an	Chennai	Mexico City, DF	Kaluga	Redditch	Vietnam
Shanghai	Halol	Monclova, CO	Nizhny Novgorod	Sunderland	Hai Phong City
Shenyang	Nasik	Nuevo Casas	St. Petersburg
Wuhan	Pune	Grandes, CH
Wuhu

ELECTRICAL
Argentina	Czech Republic	Honduras	Morocco	Russia	Thailand
Pacheco, BA	Vyskov	Naco	Kenitra	Volokolamsk	Kabin Buri
Brazil	France	Hungary	Salé Al-Jadida	Serbia	Tunisia
Navegantes	Hordain	Gödöllö	Tangier	Novi Sad	Bir El Bey
China	Sandouville	Gyöngyös	Philippines	South Africa	United States
Chongqing	Germany	India	LapuLapu City	Port Elizabeth	Plymouth, IN
Nanjing	Bersenbrueck	Pune	Poland	Spain	Taylor, MI
Shanghai	Kronach	Mexico	Mielec	Almussafes	Traverse City, MI
Wuhan	Saarlouis	Apodaca, NL	Romania	Valls
Yangzhou	Wismar	Chihuahua, CH	Campulung
		Juarez, CH	Pitesti

ADMINISTRATIVE/TECHNICAL
Australia	France	Germany (continued)	Japan	Philippines	United Kingdom
Essendon Fields	Vélizy-	Schwaig-Oberding	Hiroshima	LapuLapu City	Coventry
Brazil	Villacoublay	Sindelfingen	Kariya	Singapore	United States
São Paulo	Germany	Wolfsburg	Nagoya	South Korea	Auburn Hills, MI
China	Cologne	India	Tokyo	Seoul	Detroit, MI
Shanghai	Ginsheim-	Bengaluru	Yokohama	Spain	El Paso, TX
Czech Republic	Gustavsburg	Pune	Mexico	Valls	Santa Rosa, CA
Brno	Korntal-	Italy	Mexico City, DF	Sweden	Southfield, MI
Pilsen	Münchingen	Grugliasco, TO	Netherlands	Gothenburg	Wilmington, NC
	Remscheid		Hilversum

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

Name	Age	Position
Shari L. Burgess	57	Vice President, Treasurer and Chief Diversity Officer
Thomas A. DiDonato	57	Senior Vice President, Human Resources
Jay K. Kunkel	56	Senior Vice President and President, Asia-Pacific Operations
Terrence B. Larkin	61	Executive Vice President, Business Development, General Counsel and Corporate Secretary
James L. Murawski	64	Vice President, Corporate Controller and Chief Accounting Officer
Frank C. Orsini	43	Senior Vice President and President, Electrical
Raymond E. Scott	50	Executive Vice President and President, Seating
Matthew J. Simoncini	55	President and Chief Executive Officer
Melvin L. Stephens	60	Senior Vice President, Communications and Corporate & Investor Relations
Jeffrey H. Vanneste	56	Senior Vice President and Chief Financial Officer
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

Thomas A. DiDonato
Mr. DiDonato is the Company’s Senior Vice President, Human Resources, a position he has held since April 2012. Prior to joining the Company, Mr. DiDonato served as Executive Vice President, Human Resources for American Eagle Outfitters, Inc. since 2005, Chief People Officer for H.J. Heinz since 2004 and Senior Vice President, Human Resources for Heinz North America since 2001. Earlier experiences include directing human resources for a $14 billion division of Merck & Co. and heading worldwide staffing for Pepsico. Mr. DiDonato began his career at General Foods Corporation and moved up to manage the personnel at its largest manufacturing facility.

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

James L. Murawski
Mr. Murawski is the Company’s Vice President, Corporate Controller and Chief Accounting Officer, a position he has held since September 2015. Mr. Murawski most recently served as the Company’s Vice President and Chief Information Officer since 2009. Previously, he served as the Company’s Vice President, Operational Finance since 2007, Corporate Controller since 2005 and in various other management positions for the Company since 2003. Prior to joining the Company, Mr. Murawski was employed in public accounting at Deloitte & Touche for fourteen years and in financial positions at various other companies.

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

Melvin L. Stephens
Mr. Stephens is the Company’s Senior Vice President, Communications and Corporate & Investor Relations, a position he has held since April 2012. Mr. Stephens most recently served as the Company’s Senior Vice President, Communications, Human Resources and Investor Relations since September 2009. Previously, he served as the Company’s Vice President of Corporate Communications and Investor Relations since January 2002. Prior to joining the Company, Mr. Stephens worked for Ford Motor Company for 23 years and held various leadership positions in finance, business planning, corporate strategy, communications, sales and marketing and investor relations.

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
The high and low sales prices per share of our common stock, as reported on the New York Stock Exchange, and the amount of our dividend declarations for 2015 and 2014 are shown below:

2015	Price Range of Common Stock		Cash Dividend Per Share
	High	Low
4th Quarter	$127.00	$103.20	$0.25
3rd Quarter	115.81	89.71	0.25
2nd Quarter	118.50	107.80	0.25
1st Quarter	112.67	92.45	0.25

2014	Price Range of Common Stock		Cash Dividend Per Share
	High	Low
4th Quarter	$99.88	$75.05	$0.20
3rd Quarter	103.74	88.22	0.20
2nd Quarter	92.00	79.71	0.20
1st Quarter	84.18	71.57	0.20
Dividends
Our Board of Directors declared quarterly cash dividends of $0.25 and $0.20 per share of common stock in 2015 and 2014, respectively.
We currently expect to pay quarterly cash dividends in the future, although such payments are at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors that our Board of Directors may consider at its discretion. In addition, our amended and restated credit agreement places certain limitations on the payment of cash dividends. See Part II — Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements," and Note 6, "Debt," to the consolidated financial statements included in this Report.
Holders of Common Stock
The Transfer Agent and Registrar for our common stock is Computershare Trust Company, N.A., located in Canton, Massachusetts. On February 5, 2016, there were 78 registered holders of record of our common stock.
For certain information regarding our equity compensation plans, see Part III — Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information."
Common Stock Share Repurchase Program
Since the first quarter of 2011, our Board of Directors has authorized $2.9 billion in share repurchases under our common stock share repurchase program. As of December 31, 2015, we have a remaining repurchase authorization of $512.6 million, which will expire in December 2017.

We may implement our share repurchases through a variety of methods, including open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which we will repurchase our outstanding common stock and the timing of such repurchases will depend upon our financial condition, prevailing market conditions, alternative uses of capital and other factors. In addition, our amended and restated credit agreement places certain limitations on the repurchase of common shares. See Part II — Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements," Note 6, "Debt," and Note 9, "Capital Stock and Equity," to the consolidated financial statements included in this Report.

As of December 31, 2015, we have paid $2.4 billion in aggregate for repurchases of our outstanding common stock, at an average price of $68.12 per share, excluding commissions and related fees, since the first quarter of 2011. A summary of the shares of our common stock repurchased during the fiscal quarter ended December 31, 2015, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
September 27, 2015 through October 31, 2015	67,609	$123.88	67,609	$608.6
November 1, 2015 through November 28, 2015	367,583	124.19	367,583	562.9
November 29, 2015 through December 31, 2015	405,872	123.96	405,872	512.6
Total	841,064	$124.05	841,064	$512.6	(1)

(1)	Remaining authorization as of December 31, 2015.
Performance Graph
The following graph compares the cumulative total stockholder return from December 31, 2010, through December 31, 2015, for our common stock, the S&P 500 Index and a peer group(1) of companies that we have selected for purposes of this comparison. We have assumed that dividends have been reinvested, and the returns of each company in the S&P 500 Index and the peer group have been weighted to reflect relative stock market capitalization. The graph below assumes that $100 was invested on December 31, 2010, in each of our common stock, the stocks comprising the S&P 500 Index and the stocks comprising the peer group.

	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015
Lear Corporation	$100.00	$81.50	$97.23	$169.86	$207.56	$262.24
S&P 500	$100.00	$102.11	$118.43	$156.77	$178.22	$180.67
Peer Group (1)	$100.00	$79.25	$93.17	$153.13	$168.84	$149.15

(1)
We do not believe that there is a single published industry or line of business index that is appropriate for comparing stockholder returns. As a result, we have selected a peer group comprised of representative independent automotive suppliers whose common stock is publicly traded. Our peer group, referenced in the graph above, consists of American Axle & Manufacturing Holdings Inc., BorgWarner Inc., Dana Holding Corporation, Delphi Automotive PLC, Federal-Mogul Holdings Corporation, Gentex Corp., Johnson Controls, Inc., Magna International, Inc., Superior Industries International, Inc., Tenneco Inc. and Visteon Corporation. Visteon Corporation emerged from bankruptcy proceedings in 2010 and has been included in the peer group calculation beginning January 1, 2011. Delphi Automotive PLC completed an initial public offering in 2011 and has been included in the peer group calculation beginning January 1, 2012. TRW Automotive Holdings Corp. was acquired by ZF Friedrichshafen in May 2015 and, accordingly, is not included in the peer group for any period presented.
ITEM 6 – SELECTED FINANCIAL DATA
The following statement of operations, statement of cash flows and balance sheet data were derived from our consolidated financial statements. Our consolidated financial statements for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, have been audited by Ernst & Young LLP. The selected financial data below should be read in conjunction with Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and the notes thereto included in this Report.

For the year ended December 31,	2015 (1)	2014 (2)	2013 (3)	2012 (4)	2011 (5)
Statement of Operations: (in millions)
Net sales	$18,211.4	$17,727.3	$16,234.0	$14,567.0	$14,156.5
Gross profit	1,819.8	1,492.8	1,299.7	1,217.5	1,193.2
Selling, general and administrative expenses	580.5	529.9	528.7	479.3	485.6
Amortization of intangible assets	52.5	33.7	34.4	33.0	28.0
Interest expense	86.7	67.5	68.4	49.9	39.7
Other expense, net (6)	68.6	74.3	58.1	6.4	24.2
Consolidated income before provision (benefit) for income taxes and equity in net income of affiliates	1,031.5	787.4	610.1	648.9	615.7
Provision (benefit) for income taxes	285.5	121.4	192.7	(638.0)	68.8
Equity in net income of affiliates	(49.8)	(36.3)	(38.4)	(30.3)	(23.5)
Consolidated net income	795.8	702.3	455.8	1,317.2	570.4
Net income attributable to noncontrolling interests	50.3	29.9	24.4	34.4	29.7
Net income attributable to Lear	$745.5	$672.4	$431.4	$1,282.8	$540.7

For the year ended December 31,	2015 (1)	2014 (2)	2013 (3)	2012 (4)	2011 (5)
Statement of Operations Data:
Basic net income per share attributable to Lear	$9.71	$8.39	$5.07	$13.04	$5.21
Diluted net income per share attributable to Lear	$9.59	$8.23	$4.99	$12.85	$5.08
Weighted average shares outstanding – basic	76,754,270	80,187,516	85,094,889	98,388,228	103,750,223
Weighted average shares outstanding – diluted	77,767,017	81,728,479	86,415,786	99,825,686	106,344,367
Dividends per share	$1.00	$0.80	$0.68	$0.56	$0.50
Statement of Cash Flows Data: (in millions)
Cash flows from operating activities	$1,271.1	$927.8	$820.1	$729.8	$790.3
Cash flows from investing activities	(965.3)	(780.6)	(403.9)	(687.9)	(303.2)
Cash flows from financing activities	(156.3)	(160.8)	(698.5)	(396.1)	(372.3)
Capital expenditures	485.8	424.7	460.6	458.3	329.5
Other Data (unaudited):
Ratio of earnings to fixed charges (7)	9.4x	8.4x	6.8x	8.7x	10.1x

As of or for the year ended December 31,	2015	2014	2013	2012	2011
Balance Sheet Data: (in millions) (8)
Current assets	$5,286.6	$5,165.6	$4,735.1	$4,707.5	$4,703.7
Total assets	9,405.8	9,113.1	8,303.0	8,164.0	6,969.3
Current liabilities	3,839.6	3,945.1	3,556.0	3,197.8	3,049.2
Long-term debt	1,931.7	1,454.0	1,042.3	616.1	682.7
Equity	3,017.7	3,029.3	3,149.5	3,612.2	2,561.1
Other Data (unaudited):
Employees at year end	136,200	125,200	122,300	113,400	97,830
North American content per vehicle (9)	$443	$398	$377	$370	$381
North American vehicle production (in millions) (10)	17.5	17.0	16.2	15.4	13.1
European content per vehicle (11)	$314	$341	$315	$283	$317
European vehicle production (in millions) (12)	21.5	20.6	19.8	19.6	20.4

(1)
2015 results include $97.2 million of restructuring and related manufacturing inefficiency charges (including $3.9 million of fixed asset impairment charges), $10.9 million of transaction and other related costs, $15.8 million charge due to an acquisition-related inventory fair value adjustment, $14.3 million loss on the extinguishment of debt, $1.8 million loss related to an affiliate and $43.1 million of net tax benefits primarily related to restructuring charges, debt redemption costs, acquisition costs and various other items.

(2)
2014 results include $115.3 million of restructuring and related manufacturing inefficiency charges (including $0.5 million of fixed asset impairment charges), $5.3 million of transaction costs, $17.9 million loss on the extinguishment of debt, $0.8 million of losses related to affiliates and $149.1 million of net tax benefits primarily related to reductions in valuation allowances with respect to the deferred tax assets of certain foreign subsidiaries, reductions in tax reserves due to audit settlements, debt redemption costs, restructuring charges and various other items.

(3)
2013 results include $83.8 million of restructuring and related manufacturing inefficiency charges (including $9.2 million of fixed asset impairment charges), $3.0 million of costs related to a proxy contest, $7.3 million of losses and incremental costs related to the destruction of assets caused by a fire at one of our European production facilities, $3.6 million loss on the partial extinguishment of debt and $27.8 million of net tax benefits primarily related to restructuring, net changes in valuation allowances with respect to the deferred tax assets of certain foreign subsidiaries, the retroactive reinstatement of the U.S. research and development tax credit by the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013, and various other items.

(4)
2012 results include $55.6 million of restructuring and related manufacturing inefficiency charges (including $6.0 million of fixed asset impairment charges), $6.2 million of transaction costs primarily related to advisory services for the acquisition of Guilford Mills, $10.1 million of fees and expenses related to our capital restructuring and other related matters, ($41.1) million of insurance recoveries, net of losses and incremental costs, related to the destruction of assets caused by a fire at one of our European production facilities, $5.1 million of gains related to affiliates, a $3.7 million loss on the partial extinguishment of debt and $764.4 million of net tax benefits primarily related to the reversal of a valuation allowance on our deferred tax assets in the United States, as well as changes in valuation allowances in certain foreign countries, reductions in tax reserves due to audit settlements and various other items.

(5)
2011 results include $70.9 million of restructuring and related manufacturing inefficiency charges (including $1.0 million of fixed asset impairment charges), $19.3 million of fees and expenses related to our capital restructuring and other related matters, $10.6 million of losses and incremental costs, net of insurance recoveries, related to the destruction of assets caused by a fire at one of our European production facilities, $5.8 million of gains related to affiliate transactions and $70.4 million of tax benefits primarily related to the reversal of full valuation allowances on the deferred tax assets of three foreign subsidiaries, as well as restructuring and various other items.

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

(8)
The balance sheet data for 2014, 2013, 2012 and 2011 has been restated to reflect the presentation of debt issuance costs as a reduction of current portion of long-term debt and long-term debt in conjunction with the 2015 adoption of Accounting Standards Update ("ASU") 2015-03, "Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," and ASU 2015-15, "Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting." In addition, the balance sheet data for 2014, 2013, 2012 and 2011 has been restated to reflect the presentation of all deferred tax assets and liabilities, as well as related valuation allowances, as non-current in conjunction with the 2015 adoption of ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." For further information, see Note 6, "Debt," and Note 7, "Income Taxes," to the consolidated financial statements included in this Report.

(9)
"North American content per vehicle" is our net sales in North America divided by total North American vehicle production. Content per vehicle data excludes business conducted through non-consolidated joint ventures. Content per vehicle data for 2014 has been updated to reflect actual production levels.

(10)
"North American vehicle production" includes car and light truck production for vehicle weights up to 3.5 tons in the United States, Canada and Mexico as provided by IHS Automotive for 2015, 2014, 2013 and 2012 and Ward’s Automotive for 2011. Production data for 2014 has been updated to reflect actual production levels.

(11)
"European content per vehicle" is our net sales in Europe and Africa divided by total European and African vehicle production. Content per vehicle data excludes business conducted through non-consolidated joint ventures. Content per vehicle data for 2014 has been updated to reflect actual production levels.

(12)
"European vehicle production" includes car and light truck production for vehicle weights up to 3.5 tons in Austria, Belarus, Belgium, Bosnia, Bulgaria, Czech Republic, Finland, France, Germany, Hungary, Italy, Morocco, Netherlands, Norway, Poland, Portugal, Romania, Russia, Serbia, Slovakia, Slovenia, South Africa, Spain, Sweden, Turkey, Ukraine and the United Kingdom as provided by IHS Automotive. Production data for 2014 has been updated to reflect actual production levels.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
We are a leading Tier 1 supplier to the global automotive industry. We supply seating, electrical distribution systems and electronic modules, as well as related sub-systems, components and software, to virtually every major automotive manufacturer in the world.
We use our product, design and technological expertise, global reach and competitive manufacturing footprint to achieve our financial goals and objectives of continuing to deliver profitable growth (balancing risks and returns), maintaining a strong balance sheet with investment grade credit metrics and consistently returning cash to our shareholders.
Our seating business consists of the design, development, engineering, just-in-time assembly and delivery of complete seat systems, as well as the design, development, engineering and manufacture of all major seat components, including seat covers and surface materials such as leather and fabric, seat structures and mechanisms, seat foam and headrests. Our electrical business consists of the design, development, engineering and manufacture of complete electrical distribution systems that route electrical signals and manage electrical power within a vehicle. Key components in the electrical distribution system include wiring harnesses, terminals and connectors, junction boxes and high power components for hybrid and electric vehicles. We also design, develop, engineer and manufacture sophisticated electronic control modules that facilitate signal, data and power management within the vehicle. We have added capabilities in wireless communication modules that process various signals to, from and within the vehicle, including cellular, WiFi and GPS.
We serve all of the world's major automotive manufacturers across both our seating and electrical businesses. It is common to have both seating and electrical content on the same and multiple vehicle platforms with a single customer. Our businesses benefit globally from leveraging common operating standards and disciplines, including world-class development and manufacturing processes, as well as common customer support and regional infrastructures. Our core capabilities are shared across component categories, including high-precision manufacturing and assembly with short lead times, management of complex supply chains, global engineering and program management skills and a unique customer-focused culture. Our businesses utilize proprietary, industry-specific processes and standards, leverage common low-cost engineering centers and share centralized operating support functions, such as logistics, supply chain management, quality and health and safety, as well as all major administrative functions.
Industry Overview
Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle. Global automotive industry production volumes improved 3% in 2014 from the prior year and another 2% in 2015 to a record 86.9 million units. North American industry production increased 3% in 2015 to 17.5 million units. European and African industry production increased 5% in 2015 to 21.5 million units. Asian industry production increased 2% in 2015 to 43.8 million units. South American industry production declined 20% in 2015 to 2.9 million units.
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
Of our net sales in 2015, North America accounted for approximately 43%, Europe and Africa accounted for approximately 37%, Asia accounted for approximately 18%, and South America accounted for approximately 2%. Our ability to reduce the risks inherent in certain concentrations of business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall.

Key trends which have been specifically affecting our business include automotive manufacturers' utilization of global vehicle platforms, a shift among many automotive manufacturers away from integrated systems to directed component sourcing, increasing demand for luxury and performance features and content in all vehicles and China's emergence as the single largest major automotive market in the world. In addition, three major mega-trends have broadly emerged as major drivers of change and growth in the automotive industry: connectivity, safety and efficiency.
Our strategy is built on addressing these trends and the major imperatives for success as an automotive supplier: quality, cost and efficiency and innovation and technology. We have expanded key component and software capabilities through organic investment and acquisitions to ensure a full complement of the highest quality solutions for our customers. We have restructured, and continue to align, our manufacturing and engineering footprint to attain a leading competitive position globally. We have established or expanded activities in new and growing markets, especially China, in support of our customers’ growth and global platform initiatives. These initiatives have helped us achieve our financial goals overall, as well as a more balanced regional, customer and vehicle segment diversification in our business. For further information related to these trends and our strategy, see Part 1 — Item 1, "Business — Industry and Strategy."
Our customers typically require us to reduce our prices over the life of a vehicle model and, at the same time, assume significant responsibility for the design, development and engineering of our products. Our financial performance is largely dependent on our ability to achieve product cost reductions through product design enhancement and supply chain management, as well as manufacturing efficiencies and restructuring actions. We also seek to enhance our financial performance by investing in product development, design capabilities and new product initiatives that respond to the needs of our customers and consumers. We continually evaluate operational and strategic alternatives to improve our business structure and align our business with the changing needs of our customers and major industry trends affecting our business.
Our material cost as a percentage of net sales was 66.6% in 2015, as compared to 67.8% in 2014 and 67.2% in 2013. Raw material, energy and commodity costs can be volatile. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, financial hedges for certain commodities and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity environment. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See Part I — Item 1A, "Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance," and "— Forward-Looking Statements."
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

Acquisition
Eagle Ottawa
On January 5, 2015, we completed the acquisition of Everett Smith Group Ltd., the parent of Eagle Ottawa, LLC ("Eagle Ottawa"), the world's leading provider of leather for the automotive industry, with annual sales of approximately $1 billion (including annual sales to Lear of approximately $200 million), for approximately $844 million. Eagle Ottawa was a privately-held company based in Auburn Hills, Michigan and has a reputation for superior quality, product innovation and craftsmanship. This acquisition has further strengthened our global seating business, enhanced our position as the industry leader in luxury and performance automotive seating and complemented our existing capabilities in the design and manufacturing of seat covers.
Other
In 2015, we acquired intellectual property and technology from Autonet Mobile, a developer of software and devices for automotive applications, and completed the acquisition of Arada Systems Inc, an automotive technology company that specializes in vehicle-to-vehicle and vehicle-to-infrastructure communications. These acquisitions have added software and hardware capabilities that will improve connectivity and communication features in vehicles, as well as provide growth opportunities for our electrical segment.
Operational Restructuring
In 2015, we incurred pretax restructuring costs of approximately $89 million and related manufacturing inefficiency charges of approximately $8 million. Any future restructuring actions will depend upon market conditions, customer actions and other factors.
For further information, see Note 4, "Restructuring," to the consolidated financial statements included in this Report.
Financing Transactions
Senior Notes
In November 2014, we issued $650 million in aggregate principal amount of 5.25% senior unsecured notes due 2025 (the "2025 Notes"). In January 2015, we used $350 million of the net proceeds from the offering, along with $500 million in borrowings under the term loan facility (see "— Credit Agreement" below), to finance the acquisition of Eagle Ottawa. In March 2015, we used $250 million of the net proceeds from the offering, along with $5 million in available cash, to redeem the remaining outstanding aggregate principal amount of our 8.125% senior unsecured notes due 2020 (the "2020 Notes"). In connection with this transaction, we recognized a loss of approximately $14 million on the extinguishment of debt.
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
In 2013, we paid $72 million to redeem 10% of the original aggregate principal amount of the 2018 Notes and 2020 Notes and recognized a loss of approximately $4 million on the partial extinguishment of debt.
For further information, see "— Liquidity and Financial Condition — Capitalization — Senior Notes" and Note 6, "Debt," to the consolidated financial statements included in this Report.
Credit Agreement
In November 2014, we amended and restated our senior secured credit agreement ("Credit Agreement") to, among other things, increase the borrowing capacity of our revolving credit facility (the "Revolving Credit Facility") from $1.0 billion to $1.25 billion, extend the maturity of the facility from January 30, 2018 to November 14, 2019, and establish a $500 million delayed-draw term loan facility (the "Term Loan Facility"), which matures on January 5, 2020. In January 2015, we borrowed $500 million under the Term Loan Facility to finance, in part, the acquisition of Eagle Ottawa. For further information, see "—

Liquidity and Financial Condition — Capitalization — Credit Agreement" and Note 6, "Debt," to the consolidated financial statements included in this Report.
Share Repurchase Program and Quarterly Cash Dividend
Since the first quarter of 2011, our Board of Directors has authorized $2.9 billion in share repurchases under our common stock share repurchase program. In 2015, we completed $487 million of share repurchases and have a remaining repurchase authorization of $513 million, which will expire on December 31, 2017.
Our Board of Directors declared a quarterly cash dividend of $0.25 per share of common stock in 2015.
For further information regarding our common stock share repurchase program and our quarterly dividends, see Item 5, "Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," "— Liquidity and Financial Condition — Capitalization" and Note 9, "Capital Stock and Equity," to the consolidated financial statements included in this Report.
Other Matters
In 2015, we recognized net tax benefits of $43 million related to restructuring charges, debt redemption costs, acquisition costs and various other items.
In 2014, we recognized net tax benefits of $111 million primarily related to net reductions in valuation allowances with respect to the deferred tax assets of certain foreign subsidiaries and reductions in tax reserves due to audit settlements and net tax benefits of $38 million related to debt redemption costs, restructuring charges and various other items.
In 2013, we incurred costs of $3 million related to a proxy contest and recognized losses and incremental costs totaling $7 million related to the destruction of assets caused by a fire at one of our European production facilities in the third quarter of 2011.
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
As discussed above, our results for the years ended December 31, 2015, 2014 and 2013, reflect the following items (in millions):

For the year ended December 31,	2015	2014	2013
Costs related to restructuring actions, including manufacturing inefficiencies of $8 million in 2015, $8 million in 2014 and $6 million in 2013	$97	$115	$84
Costs related to proxy contest	—	—	3
Acquisition and other related costs	11	5	—
Acquisition-related inventory fair value adjustment	16	—	—
Losses and incremental costs related to the destruction of assets	—	—	7
Labor-related litigation claims	—	—	7
Losses on extinguishment of debt	14	18	4
Loss related to affiliates, net	2	1	—
Tax benefits, net	(43)	(149)	(28)
For further information regarding these items, see Note 3, "Acquisition," Note 4, "Restructuring," Note 6, "Debt," and Note 7, "Income Taxes," to the consolidated financial statements included in this Report. This section includes forward-looking statements that are subject to risks and uncertainties. For further information regarding these and other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see Part I — Item 1A, "Risk Factors," and "— Forward-Looking Statements."

Results of Operations
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

For the year ended December 31,	2015		2014		2013
Net sales
Seating	$14,098.5	77.4%	$13,310.6	75.1%	$12,018.1	74.0%
Electrical	4,112.9	22.6	4,416.7	24.9	4,215.9	26.0
Net sales	18,211.4	100.0	17,727.3	100.0	16,234.0	100.0
Cost of sales	16,391.6	90.0	16,234.5	91.6	14,934.3	92.0
Gross profit	1,819.8	10.0	1,492.8	8.4	1,299.7	8.0
Selling, general and administrative expenses	580.5	3.2	529.9	3.0	528.7	3.3
Amortization of intangible assets	52.5	0.3	33.7	0.2	34.4	0.2
Interest expense	86.7	0.4	67.5	0.3	68.4	0.4
Other expense, net	68.6	0.4	74.3	0.4	58.1	0.3
Provision for income taxes	285.5	1.6	121.4	0.7	192.7	1.2
Equity in net income of affiliates	(49.8)	(0.3)	(36.3)	(0.2)	(38.4)	(0.2)
Net income attributable to noncontrolling interests	50.3	0.3	29.9	0.2	24.4	0.1
Net income attributable to Lear	$745.5	4.1%	$672.4	3.8%	$431.4	2.7%
Year Ended December 31, 2015, Compared With Year Ended December 31, 2014
Net sales for the year ended December 31, 2015 were $18.2 billion, as compared to $17.7 billion for the year ended December 31, 2014, an increase of $484 million or 3%. The acquisition of Eagle Ottawa, new business in Europe, North America and Asia and higher production volumes on key Lear platforms in North America and Europe positively impacted net sales by $820 million, $769 million and $426 million, respectively. These increases were offset by net foreign exchange rate fluctuations, primarily related to the Euro, which negatively impacted net sales by $1.5 billion.

(in millions)	Cost of Sales
2014	$16,234.5
Material cost	97.1
Labor and other	46.1
Depreciation	13.9
2015	$16,391.6
Cost of sales in 2015 was $16.4 billion, as compared to $16.2 billion in 2014. Net foreign exchange rate fluctuations, primarily related to the Euro, reduced cost of sales by $1.4 billion. This decrease was more than offset by new business in Europe, North America and Asia, higher production volumes on key Lear platforms in North America and Europe and the acquisition of Eagle Ottawa.
Gross profit and gross margin were $1.8 billion and 10.0% of net sales in 2015, as compared to $1.5 billion and 8.4% of net sales in 2014. New business, higher production volumes on key Lear platforms and the acquisition of Eagle Ottawa positively impacted gross profit by $383 million. The impact of favorable operating performance and the benefit of operational restructuring actions of $325 million was more than offset by selling price reductions and net foreign exchange fluctuations of $404 million. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $581 million for the year ended December 31, 2015, as compared to $530 million for the year ended December 31, 2014, reflecting the acquisition of Eagle Ottawa. As a percentage of net sales, selling, general and administrative expenses were 3.2% in 2015, as compared to 3.0% in 2014.

Engineering and development costs incurred in connection with the development of new products and manufacturing methods more than one year prior to launch, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses as incurred. Such costs totaled $127 million in 2015, as compared to $102 million in 2014, reflecting the acquisition of Eagle Ottawa. In certain situations, the reimbursement of pre-production engineering and design costs is contractually guaranteed by, and fully recoverable from, our customers and, therefore, is capitalized. We capitalized $194 million of such costs in 2015, as compared to $232 million in 2014.
Amortization of intangible assets was $53 million in 2015 as compared to $34 million in 2014, reflecting the amortization of intangible assets related to the acquisition of Eagle Ottawa.
Interest expense was $87 million in 2015 as compared to $68 million in 2014, primarily reflecting debt incurred to finance the acquisition of Eagle Ottawa, partially offset by the refinancing of certain of our senior notes at lower interest rates.
Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the disposal of fixed assets and other miscellaneous income and expense, was $69 million in 2015, as compared to $74 million in 2014. In 2015, we recognized a loss of $14 million related to the redemption of the remaining outstanding aggregate principal amount of the 2020 Notes. In 2014, we recognized losses of $18 million related to the redemption of the remaining aggregate principal amount of our 2018 Notes and 10% of the original aggregate principal amount of our 2020 Notes and a gain of $5 million related to a transaction with an affiliate. Net foreign exchange losses decreased $7 million between periods.
In 2015, the provision for income taxes was $286 million, representing an effective tax rate of 27.7% on pretax income before equity in net income of affiliates of $1,032 million. In 2014, the provision for income taxes was $121 million, representing an effective tax rate of 15.4% on pretax income before equity in net income of affiliates of $787 million.
In 2015 and 2014, the provision for income taxes was impacted by the level and mix of earnings among tax jurisdictions. The provision was also impacted by a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In 2015, we recognized net tax benefits of $43 million related to restructuring charges, debt redemption costs, acquisition costs and various other items. In 2014, we recognized net tax benefits of $111 million primarily related to net reductions in valuation allowances with respect to the deferred tax assets of certain foreign subsidiaries and reductions in tax reserves due to audit settlements and net tax benefits of $38 million related to debt redemption costs, restructuring charges and various other items. The reduction in valuation allowances includes the reversal of a valuation allowance of $79 million with respect to the deferred tax assets of our subsidiaries in Spain. During the fourth quarter of 2014, our subsidiaries in Spain became profitable on a three-year cumulative basis and forecasted continued profitability in 2015 and subsequent years. As a result, we concluded that it was more likely than not that the deferred tax assets in Spain would be realized, and therefore, the valuation allowance was no longer necessary. Excluding these items, the effective tax rate in 2015 and 2014 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
For information related to our valuation allowances, see "Other Matters — Significant Accounting Policies and Critical Accounting Estimates — Income Taxes."
Equity in net income of affiliates was $50 million for the year ended December 31, 2015, as compared to $36 million for the year ended December 31, 2014, reflecting the improved performance of our joint ventures in China.
Net income attributable to Lear was $746 million, or $9.59 per diluted share, in 2015, as compared to $672 million, or $8.23 per diluted share, in 2014. Net income and diluted net income per share increased for the reasons described above. In addition, diluted net income per share was impacted by the decrease in average shares outstanding between the periods.
Reportable Operating Segments
We have two reportable operating segments: seating, which includes complete seat systems and all major seat components, including seat covers and surface materials such as leather and fabric, seat structures and mechanisms, seat foam and headrests, and electrical, which includes complete electrical distribution systems, electronic control modules and wireless modules. Key components in the electrical distribution system include wiring harnesses, terminals and connectors, junction boxes and high power components for hybrid and electric vehicles. The financial information presented below is for our two reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment. Corporate and regional headquarters costs include various support functions, such as information technology, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s pretax income before equity in net income of affiliates, interest expense and other expense ("segment earnings") and segment earnings divided by net sales ("margin") are not measures of performance under accounting principles generally accepted in the United States ("GAAP"). Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income attributable to Lear, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates, see Note 12, "Segment Reporting," to the consolidated financial statements included in this Report.
Seating –
A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

For the year ended December 31,	2015	2014
Net sales	$14,098.5	$13,310.6
Segment earnings (1)	907.0	655.2
Margin	6.4%	4.9%

(1)	See definition above.
Seating net sales were $14.1 billion for the year ended December 31, 2015, as compared to $13.3 billion for the year ended December 31, 2014, an increase of $788 million or 6%. The acquisition of Eagle Ottawa, new business and higher production volumes on key Lear platforms positively impacted net sales by $820 million, $617 million and $362 million, respectively. These increases were partially offset by net foreign exchange rate fluctuations, which negatively impacted net sales by $1.0 billion. Segment earnings, including restructuring costs, and the related margin on net sales were $907 million and 6.4% in 2015, as compared to $655 million and 4.9% in 2014. New business, higher production volumes on key Lear platforms and the acquisition of Eagle Ottawa positively impacted segment earnings by $256 million. The impact of favorable operating performance and the benefit of operational restructuring actions of $181 million was more than offset by selling price reductions and net foreign exchange fluctuations.
Electrical –
A summary of financial measures for our electrical segment is shown below (dollar amounts in millions):

For the year ended December 31,	2015	2014
Net sales	$4,112.9	$4,416.7
Segment earnings (1)	554.4	556.6
Margin	13.5%	12.6%

(1)	See definition above.
Electrical net sales were $4.1 billion for the year ended December 31, 2015, as compared to $4.4 billion for the year ended December 31, 2014, a decrease of $304 million or 7%. Net foreign exchange fluctuations negatively impacted net sales by $452 million. This decrease was partially offset by new business and higher production volumes on key Lear platforms, which positively impacted net sales by $152 million and $64 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $554 million and 13.5% in 2015, as compared to $557 million and 12.6% in 2014. The impact of improved operating performance, new business and higher production volumes on key Lear platforms of $167 million was offset by selling price reductions and net foreign exchange fluctuations.

Other –
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

For the year ended December 31,	2015	2014
Net sales	$—	$—
Segment earnings (1)	(274.6)	(282.6)
Margin	N/A	N/A

(1)	See definition above.
Segment earnings related to our other category were ($275) million in 2015, as compared ($283) million in 2014, reflecting favorable performance and the benefit of restructuring actions and net foreign exchange rate fluctuations, partially offset by transaction costs of $9 million related to the acquisition of Eagle Ottawa.
Year Ended December 31, 2014, Compared With Year Ended December 31, 2013
Net sales for the year ended December 31, 2014 were $17.7 billion, as compared to $16.2 billion for the year ended December 31, 2013, an increase of $1.5 billion or 9%. New business, primarily in Europe and North America, and improved production volumes on key Lear platforms, primarily in Europe and North America, positively impacted net sales by $990 million and $747 million, respectively. These increases were partially offset by net foreign exchange rate fluctuations, principally related to South American currencies, of $158 million.

(in millions)	Cost of Sales
2013	$14,934.3
Material cost	1,114.1
Labor and other	159.9
Depreciation	26.2
2014	$16,234.5
Cost of sales in 2014 was $16.2 billion, as compared to $14.9 billion in 2013. The increase is largely due to the impact of new business, primarily in Europe and North America, and improved production volumes on key Lear platforms, primarily in Europe and North America, partially offset by the impact of net foreign exchange rate fluctuations, principally related to South American currencies.
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
In 2014, the provision for income taxes was $121 million, representing an effective tax rate of 15.4% on pretax income before equity in net income of affiliates of $787 million . In 2013, the provision for income taxes was $193 million, representing an effective tax rate of 31.6% on pretax income before equity in net income of affiliates of $610 million.
In 2014 and 2013, the provision for income taxes was impacted by the level and mix of earnings among tax jurisdictions. The provision was also impacted by a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In 2014, we recognized net tax benefits of $111 million primarily related to net reductions in valuation allowances with respect to the deferred tax assets of certain foreign subsidiaries and reductions in tax reserves due to audit settlements and net tax benefits of $38 million related to debt redemption costs, restructuring charges and various other items. The reduction in valuation allowances includes the reversal of a valuation allowance of $79 million with respect to the deferred tax assets of our subsidiaries in Spain. During the fourth quarter of 2014, our subsidiaries in Spain became profitable on a three-year cumulative basis and forecasted continued profitability in 2015 and subsequent years. As a result, we concluded that it was more likely than not that the deferred tax assets in Spain would be realized, and therefore, the valuation allowance was no longer necessary. In 2013, we recognized tax benefits of $30 million primarily related to reductions in valuation allowances with respect to the deferred tax assets of certain foreign subsidiaries and tax expense of $31 million primarily related to increases in valuation allowances in certain other jurisdictions. We also recognized net tax benefits of $26 million related to restructuring charges and various other items and $3 million related to the retroactive reinstatement of the U.S. research and development tax credit. Excluding these items, the effective tax rate in 2014 and 2013 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
For information related to our valuation allowances, see "Other Matters — Significant Accounting Policies and Critical Accounting Estimates — Income Taxes."
Equity in net income of affiliates was $36 million for the year ended December 31, 2014, as compared to $38 million for the year ended December 31, 2013.
Net income attributable to Lear was $672 million, or $8.23 per diluted share, in 2014, as compared to $431 million, or $4.99 per diluted share, in 2013. Net income and diluted net income per share increased for the reasons described above. In addition, diluted net income per share was impacted by the decrease in average shares between periods.
Reportable Operating Segments
For a description of our reportable operating segments, see "Year Ended December 31, 2015, Compared with Year Ended December 31, 2014 — Reportable Operating Segments" above.
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
Segment earnings related to our other category were ($283) million in 2014, as compared to ($255) million in 2013, reflecting higher incentive compensation expenses related to performance as compared to targets, as well as infrastructure costs to support the growth of our business in emerging markets.
Liquidity and Financial Condition
Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, operational restructuring actions and debt service requirements. In addition, we expect to continue to pay quarterly dividends and repurchase shares of our common stock pursuant to our authorized common stock share repurchase program (see Item 5, "Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities"). Our principal sources of liquidity are cash flows from operating activities, borrowings under available credit facilities and our existing cash balance. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and the combination of dividends, royalties, intercompany loan repayments and other distributions and advances from our subsidiaries to provide the funds necessary to meet our obligations. As of December 31, 2015 and 2014, cash and cash equivalents of $664 million and $715 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans, without creating additional income tax expense. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information regarding potential dividends from our non-U.S. subsidiaries, see "— Adequacy of Liquidity Sources," below and Note 7, "Income Taxes," to the consolidated financial statements included in this Report.

Cash Flows
Year Ended December 31, 2015, Compared with Year Ended December 31, 2014
Net cash provided by operating activities was $1,271 million in 2015, as compared to $928 million in 2014. Consolidated net income and depreciation and amortization were a source of cash of $1,144 million and $1,013 million during 2015 and 2014, respectively, resulting in an incremental increase in operating cash flow of $130 million between periods. The net change in working capital items was a source of cash of $58 million in 2015, as compared to a use of cash of $140 million in 2014, resulting in an incremental increase in operating cash flow of $198 million between periods.
In 2015, increases in accounts receivable and accounts payable resulted in a use of cash of $173 million and a source of cash of $76 million, respectively, primarily reflecting increased working capital to support our sales growth. Changes in accrued liabilities and other resulted in a source of cash of $151 million, primarily reflecting the timing of payments of accrued liabilities.
Net cash used in investing activities was $965 million in 2015, as compared to $781 million in 2014. In 2015, we paid cash for the acquisition of Eagle Ottawa of $465 million, net of cash acquired and use of restricted cash of $350 million. In 2014, the partial restriction of the cash proceeds from the issuance of the 2025 Notes for the 2015 financing of the Eagle Ottawa acquisition resulted in a use of cash of $350 million. In addition, capital spending increased $61 million between periods. Capital spending in 2016 is estimated at $525 million.
Net cash used in financing activities was $156 million in 2015, as compared to $161 million in 2014. In 2015, we borrowed $500 million under our Term Loan Facility to finance, in part, the acquisition of Eagle Ottawa and made required principal payments of $9 million under the Term Loan Facility. In addition, we paid $5 million to redeem the remaining outstanding 2020 Notes, net of use of restricted cash of $250 million, and paid $487 million in aggregate for repurchases of our common stock. In 2014, we issued $975 million in aggregate principal amount of 2024 Notes and 2025 Notes and paid $327 million to redeem the remaining outstanding 2018 Notes and a portion of the outstanding 2020 Notes. In addition, we paid $411 million in aggregate to repurchase our common stock, including $356 million of open market repurchases and $55 million to settle the accelerated share repurchase ("ASR") program. The partial restriction of the cash proceeds from the issuance of the 2025 Notes for the 2015 redemption of the remaining outstanding 2020 Notes resulted in a use of cash of $250 million.
For further information regarding our 2015 and 2014 financing transactions, including the partial restriction of cash proceeds from the issuance of the 2025 Notes, see "— Capitalization," below and Note 6, "Debt," and Note 9, "Capital Stock and Equity," to the consolidated financial statements included in this Report.
Year Ended December 31, 2014, Compared with Year Ended December 31, 2013
Net cash provided by operating activities was $928 million in 2014, as compared to $820 million in 2013. The increase reflects higher earnings between periods. The net change in working capital items was a use of cash of $140 million and $8 million in 2014 and 2013, respectively, resulting in an incremental decrease in operating cash flow of $132 million between periods, reflecting the impact of our sales growth and the timing of payments of accrued liabilities. This decrease was partially offset by the changes in other long-term assets and liabilities, which resulted in an incremental increase in operating cash flow of $60 million between periods.
In 2014, increases in accounts receivable, inventories and accounts payable resulted in a use of cash of $359 million, a use of cash of $91 million and a source of cash of $231 million, respectively, primarily reflecting the impact of our sales growth. Changes in accrued liabilities and other resulted in a source of cash of $78 million primarily reflecting the timing of payments of accrued liabilities.
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
Capitalization
From time to time, we utilize uncommitted credit facilities to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries, in addition to cash provided by operating activities. As of December 31, 2015 and 2014, there were no short-term debt balances outstanding. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors.
Senior Notes
As of December 31, 2015, our senior notes consist of $500 million in aggregate principal amount of the 2023 Notes, $325 million in aggregate principal amount of the 2024 Notes and $650 million in aggregate principal amount of the 2025 Notes (the 2023 Notes, 2024 Notes and 2025 Notes together, the "Notes").
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
The 2024 Notes were issued in March 2014. The net proceeds from the offering of $321 million, together with our existing sources of liquidity, were used to redeem the remaining outstanding aggregate principal amount of the 2018 Notes ($280 million) and to redeem 10% of the original aggregate principal amount at maturity of the 2020 Notes ($35 million) at stated redemption prices, plus accrued and unpaid interest to the respective redemption dates. In connection with these transactions, we paid an aggregate of $327 million and recognized losses of $18 million on the extinguishment of debt in 2014.
The 2023 Notes were issued in January 2013. The net proceeds from the offering of $493 million, together with our existing sources of liquidity, were used for general corporate purposes, including, without limitation, investments in additional component capabilities and emerging markets, share repurchases under our common stock share repurchase program and the redemption of 10% of the original aggregate principal amount at maturity of each of the 2018 Notes and 2020 Notes ($70 million in aggregate) at a redemption price equal to 103% of the principal amount redeemed, plus accrued and unpaid interest to the redemption date. In connection with these transactions, we paid $72 million and recognized losses of approximately $4 million on the partial extinguishment of debt in 2013.
Interest is payable on January 15 and July 15 of each year, in the case of the 2023 Notes and 2025 Notes, and March 15 and September 15 of each year, in the case of the 2024 Notes. The 2023 Notes mature on January 15, 2023, the 2024 Notes mature on March 15, 2024, and the 2025 Notes mature on January 15, 2025. As of December 31, 2015 and 2014, the aggregate carrying value of our senior notes was $1.5 billion and $1.7 billion, respectively. The indentures governing the Notes contain certain restrictive covenants and customary events of default. As of December 31, 2015, we were in compliance with all covenants under the indentures governing the Notes.
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

Credit Agreement
As of December 31, 2015, our Credit Agreement consists of a $1.25 billion revolving credit facility (the "Revolving Credit Facility"), which matures on November 14, 2019, and a $500 million Term Loan Facility, which matures on January 5, 2020. As of December 31, 2015, there were no borrowings outstanding under the Revolving Credit Facility and $491 million of borrowings outstanding under the Term Loan Facility. In 2015, we made required principal payments of $9 million under the Term Loan Facility. As of December 31, 2015, we were in compliance with all covenants under the Credit Agreement.
For further information related to the Credit Agreement, including information on pricing, covenants and events of default, see Note 6, "Debt," to the consolidated financial statements included in this Report and the amended and restated credit agreement, which has been incorporated by reference as an exhibit to this Report.
Contractual Obligations
The scheduled maturities of the Notes, obligations under the Credit Agreement and the scheduled interest payments on the Notes as of the date of this Report are shown below (in millions). In addition, our lease commitments under non-cancelable operating leases as of December 31, 2015, are shown below (in millions):

	2016	2017	2018	2019	2020	Thereafter	Total
Senior notes	$—	$—	$—	$—	$—	$1,475.0	$1,475.0
Credit agreement	21.9	34.4	46.9	37.4	350.0	—	490.6
Scheduled interest payments	75.3	75.3	75.3	75.3	75.3	274.1	650.6
Lease commitments	100.9	80.0	74.4	68.2	61.9	71.7	457.1
Total	$198.1	$189.7	$196.6	$180.9	$487.2	$1,820.8	$3,073.3
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
We may be required to make significant cash outlays related to our unrecognized tax benefits, including interest and penalties. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, including interest and penalties, of $38 million as of December 31, 2015, have been excluded from the contractual obligations table above. For further information related to our unrecognized tax benefits, see Note 7, "Income Taxes," to the consolidated financial statements included in this Report.
We also have minimum funding requirements with respect to our pension obligation. We may elect to make contributions in excess of the minimum funding requirements in response to investment performance or changes in interest rates or when we believe that it is financially advantageous to do so and based on our other cash requirements. Our minimum funding requirements after 2016 will depend on several factors, including investment performance and interest rates. Our minimum funding requirements may also be affected by changes in applicable legal requirements. Our minimum required contributions to our domestic and foreign pension plans, including distributions to participants in certain of our non-qualified defined benefit plans, are expected to be approximately $10 to $15 million in 2016. We also have payments due with respect to our postretirement benefit obligation. We do not fund our postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees. We expect payments related to our postretirement benefit obligation to be approximately $7 million in 2016.
We also have a defined contribution retirement program for our salaried employees. Contributions to this program are determined as a percentage of each covered employee’s eligible compensation and are expected to be approximately $20 million in 2016.

For further information related to our pension and other postretirement benefit plans, see "— Other Matters — Pension and Other Postretirement Defined Benefit Plans" and Note 8, "Pension and Other Postretirement Benefit Plans," to the consolidated financial statements included in this Report.
Accounts Receivable Factoring
In 2014, one of our European subsidiaries entered into an uncommitted factoring agreement, which provides for aggregate purchases of specified customer accounts of up to €200 million. As of December 31, 2015, there were no factored receivables outstanding. We cannot provide any assurances that this factoring facility will be available or utilized in the future.
Common Stock Share Repurchase Program
See Item 5, "Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."
Dividends
See Item 5, "Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."
Adequacy of Liquidity Sources
As of December 31, 2015, we had approximately $1.2 billion of cash and cash equivalents on hand and $1.25 billion in available borrowing capacity under our Revolving Credit Facility. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly dividends and repurchase shares of our common stock pursuant to our authorized common stock share repurchase program (see Item 5, "Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities"). Our future financial results and our ability to continue to meet our liquidity needs are subject to, and will be affected by, cash flows from operations, including the impact of restructuring activities, automotive industry conditions, the financial condition of our customers and suppliers and other related factors. Additionally, an economic downturn or reduction in production levels could negatively impact our financial condition. For further discussion of the risks and uncertainties affecting our cash flows from operations and our overall liquidity, see Part I — Item 1A, "Risk Factors," "— Executive Overview" above and "— Forward-Looking Statements" below.
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
Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Thai baht, the Chinese renminbi, the Brazilian real and the Canadian dollar. We have performed a quantitative analysis of our overall currency rate exposure as of December 31, 2015 and 2014. As of December 31, 2015, the potential adverse earnings impact related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies to which it is exposed for a twelve-month period is approximately $18 million. The potential earnings benefit related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies to which it is exposed for a twelve-month period is approximately $10 million. As of December 31, 2014, the potential adverse earnings impact related to net transactional exposures from a hypothetical 10% strengthening of the U.S. dollar relative to all other currencies to which it is exposed for a twelve-month period was approximately $16 million. The potential adverse earnings impact related to net transactional exposures from a similar strengthening of the Euro relative to all other currencies to which it is exposed for a twelve-month period was approximately $1 million.

As of December 31, 2015, foreign exchange contracts representing $1.8 billion of notional amount were outstanding with maturities of less than twenty-four months. As of December 31, 2015, the fair value of these contracts was approximately ($51) million. A 10% change in the value of the U.S. dollar relative to all other currencies to which it is exposed would result in a $38 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies to which it is exposed would result in a $63 million change in the aggregate fair value of these contracts. As of December 31, 2014, foreign exchange contracts representing $1.3 billion of notional amount were outstanding with maturities of less than twenty-four months. As of December 31, 2014, the fair value of these contracts was approximately ($37) million. A 10% change in the value of the U.S. dollar relative to all other currencies to which it is exposed would result in a $51 million change in the aggregate fair value of these contracts. A 10% change in the value of the Euro relative to all other currencies to which it is exposed would result in a $34 million change in the aggregate fair value of these contracts.
There are shortcomings inherent in the sensitivity analysis presented. The analysis assumes that all currencies would uniformly strengthen or weaken relative to the U.S. dollar or Euro. In reality, some currencies may strengthen while others may weaken, causing the earnings impact to increase or decrease depending on the currency and the direction of the rate movement.
In addition to the transactional exposure described above, our operating results are impacted by the translation of our foreign operating income into U.S. dollars ("translational exposure"). In 2015, net sales outside of the United States accounted for 77% of our consolidated net sales, although certain non-U.S. sales are U.S. dollar denominated. We do not enter into foreign exchange contracts to mitigate our translational exposure.
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
Other Matters
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of December 31, 2015, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $9 million. In addition, as of December 31, 2015, we had recorded reserves for product liability claims and environmental matters of $33 million and $9 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Part I — Item 1A, "Risk Factors." For a more complete description of our outstanding material legal proceedings, see Note 11, "Commitments and Contingencies," to the consolidated financial statements included in this Report.
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
Impairment of Goodwill
As of December 31, 2015 and 2014, we had recorded goodwill of $1,054 million and $726 million, respectively. Goodwill is not amortized but is tested for impairment on at least an annual basis. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment is more likely than not to have occurred. In conducting our annual impairment testing, we may first perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If not, no further goodwill impairment testing is performed. If it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or if we elect not to perform a qualitative assessment of a reporting unit, we then compare the fair value of the reporting unit to the related net book value. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. We conduct our annual impairment testing as of the first day of our fourth quarter.
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
In 2015, we performed a combination of qualitative and quantitative assessments of our reporting units. All assessments were completed as of the first day of our fourth quarter. The assessments indicated that the fair value of each of the reporting units exceeded its respective carrying value. We do not believe that any of our reporting units is at risk for impairment.
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
For the years ended December 31, 2015, 2014 and 2013, we recognized fixed asset impairment charges of $4 million, $1 million and $9 million, respectively, in conjunction with our restructuring actions, as well as additional fixed asset impairment charges of $2 million in each year. See Note 4, "Restructuring," to the consolidated financial statements included in this Report.
Impairment of Investments in Affiliates
As of December 31, 2015 and 2014, we had aggregate investments in affiliates of $157 million and $172 million, respectively. We monitor our investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If we determine that an other-than-temporary decline in value has occurred, we recognize an impairment loss, which is measured as the difference between the recorded book value and the fair value of the investment. Fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values. A deterioration in industry conditions and decline in the operating results of our non-consolidated affiliates could result in the impairment of our investments.
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
Approximately 7% of our active workforce is covered by defined benefit pension plans, and less than 1% of our active workforce is covered by other postretirement benefit plans. Pension plans provide benefits based on plan-specific benefit formulas as defined by the applicable plan documents. Postretirement benefit plans generally provide for the continuation of medical benefits for all eligible employees. We also have contractual arrangements with certain employees which provide for supplemental retirement benefits. In general, our policy is to fund our pension benefit obligation based on legal requirements, tax and liquidity considerations and local practices. We do not fund our postretirement benefit obligation.

As of December 31, 2015, our projected benefit obligations related to our pension and other postretirement benefit plans were $1.1 billion and $115 million, respectively, and our unfunded pension and other postretirement benefit obligations were $224 million and $115 million, respectively. These benefit obligations were valued using a weighted average discount rate of 4.4% and 4.2% for domestic pension and other postretirement benefit plans, respectively, and 3.8% and 4.2% for foreign pension and other postretirement benefit plans, respectively. The determination of the discount rate is generally based on an index created from a hypothetical bond portfolio consisting of high-quality fixed income securities with durations that match the timing of expected benefit payments. Changes in the selected discount rate could have a material impact on our projected benefit obligations and the unfunded status of our pension and other postretirement benefit plans. Decreasing the discount rate by 100 basis points would have increased the projected benefit obligations and unfunded status of our pension and other postretirement benefit plans by approximately $184 million and $15 million, respectively.
For the year ended December 31, 2015, net periodic pension benefit cost was $8 million, and net periodic other postretirement benefit cost was $5 million. In 2015, net periodic pension benefit cost was calculated using a variety of assumptions, including a weighted average discount rate of 4.1% for domestic and 3.6% for foreign plans and an expected return on plan assets of 7.8% for domestic and 6.5% for foreign plans. The expected return on plan assets is determined based on several factors, including adjusted historical returns, historical risk premiums for various asset classes and target asset allocations within the portfolio. Adjustments made to the historical returns are based on recent return experience in the equity and fixed income markets and the belief that deviations from historical returns are likely over the relevant investment horizon. In 2015, net periodic other postretirement benefit cost was calculated using a discount rate of 3.9% for domestic and 4.0% for foreign plans.
Aggregate net periodic pension and other postretirement benefit cost is forecasted to be approximately $6 million in 2016. This estimate is based on a weighted average discount rate of 4.4% and 3.8% for domestic and foreign pension plans, respectively, and 4.2% for both domestic and foreign other postretirement benefit plans, as well as an expected return on assets of 7.5% and 6.3% for domestic and foreign pension plans, respectively. Actual cost is also dependent on various other factors related to the employees covered by these plans. Adjustments to our actuarial assumptions could have a material adverse impact on our operating results. Decreasing the discount rate by 100 basis points would increase net periodic pension and other postretirement benefit cost by approximately $4 million and less than $1 million, respectively, for the year ended December 31, 2016. Decreasing the expected return on plan assets by 100 basis points would increase net periodic pension benefit cost by approximately $9 million for the year ended December 31, 2016.
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

Our current and future provision for income taxes is impacted by the initial recognition of and changes in valuation allowances in certain countries. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future provision for income taxes will include no tax benefit with respect to losses incurred and, except for certain jurisdictions, no tax expense with respect to income generated in these countries until the respective valuation allowances are eliminated. Accordingly, income taxes are impacted by changes in valuation allowances and the mix of earnings among jurisdictions. We evaluate the realizability of our deferred tax assets on a quarterly basis. In completing this evaluation, we consider all available evidence in order to determine whether, based on the weight of the evidence, a valuation allowance for our deferred tax assets is necessary. Such evidence includes historical results, future reversals of existing taxable temporary differences and expectations for future taxable income (exclusive of the reversal of temporary differences and carryforwards), as well as the implementation of feasible and prudent tax planning strategies. If, based on the weight of the evidence, it is more likely than not that all or a portion of our deferred tax assets will not be realized, a valuation allowance is recorded. As of December 31, 2015, we had a valuation allowance related to tax loss and credit carryforwards and other deferred tax assets of $35 million in the United States and $461 million in several international jurisdictions. If operating results improve or decline on a continual basis in a particular jurisdiction, our decision regarding the need for a valuation allowance could change, resulting in either the initial recognition or reversal of a valuation allowance in that jurisdiction, which could have a significant impact on income tax expense in the period recognized and subsequent periods. In determining the provision for income taxes for financial statement purposes, we make certain estimates and judgments, which affect our evaluation of the carrying value of our deferred tax assets, as well as our calculation of certain tax liabilities.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2015, there were no material changes in the methods or policies used to establish estimates and assumptions. Other matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of fixed and intangible assets, unsettled pricing discussions with customers and suppliers, restructuring accruals, deferred tax asset valuation allowances and income taxes, pension and other postretirement benefit plan assumptions, accruals related to litigation, warranty and environmental remediation costs and self-insurance accruals. Actual results may differ significantly from our estimates.
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

ITEM 8 – CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Lear Corporation
We have audited the accompanying consolidated balance sheets of Lear Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lear Corporation and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lear Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 9, 2016, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Detroit, Michigan
February 9, 2016

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting
The Board of Directors and Shareholders of Lear Corporation
We have audited Lear Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Lear Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Everett Smith Group, Ltd. (“Eagle Ottawa”), which is included in the 2015 consolidated financial statements of Lear Corporation and subsidiaries and constituted 11% of total assets as of December 31, 2015, and 5% of net sales for the year then ended. Our audit of internal control over financial reporting of Lear Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of Eagle Ottawa.
In our opinion, Lear Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of Lear Corporation and subsidiaries, and our report dated February 9, 2016, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Detroit, Michigan
February 9, 2016

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

December 31,	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$1,196.6	$1,094.1
Accounts receivable	2,590.0	2,471.7
Inventories	947.6	853.7
Other	552.4	746.1
Total current assets	5,286.6	5,165.6
Long-Term Assets:
Property, plant and equipment, net	1,826.5	1,624.7
Goodwill	1,053.8	726.2
Other	1,238.9	1,596.6
Total long-term assets	4,119.2	3,947.5
Total assets	$9,405.8	$9,113.1
Liabilities and Equity
Current Liabilities:
Accounts payable and drafts	$2,504.4	$2,525.3
Accrued liabilities	1,312.1	1,179.3
Current portion of long-term debt	23.1	240.5
Total current liabilities	3,839.6	3,945.1
Long-Term Liabilities:
Long-term debt	1,931.7	1,454.0
Other	616.8	684.7
Total long-term liabilities	2,548.5	2,138.7
Equity:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 shares of Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 80,563,291 shares issued as of December 31, 2015 and 2014	0.8	0.8
Additional paid-in capital	1,451.9	1,475.2
Common stock held in treasury, 6,099,078 and 2,541,306 shares as of December 31, 2015 and 2014, respectively, at cost	(623.0)	(176.9)
Retained earnings	2,827.8	2,161.7
Accumulated other comprehensive loss	(730.1)	(502.0)
Lear Corporation stockholders’ equity	2,927.4	2,958.8
Noncontrolling interests	90.3	70.5
Equity	3,017.7	3,029.3
Total liabilities and equity	$9,405.8	$9,113.1
The accompanying notes are an integral part of these consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except share and per share data)

For the year ended December 31,	2015	2014	2013
Net sales	$18,211.4	$17,727.3	$16,234.0
Cost of sales	16,391.6	16,234.5	14,934.3
Selling, general and administrative expenses	580.5	529.9	528.7
Amortization of intangible assets	52.5	33.7	34.4
Interest expense	86.7	67.5	68.4
Other expense, net	68.6	74.3	58.1
Consolidated income before provision for income taxes and equity in net income of affiliates	1,031.5	787.4	610.1
Provision for income taxes	285.5	121.4	192.7
Equity in net income of affiliates	(49.8)	(36.3)	(38.4)
Consolidated net income	795.8	702.3	455.8
Less: Net income attributable to noncontrolling interests	50.3	29.9	24.4
Net income attributable to Lear	$745.5	$672.4	$431.4

Basic net income per share attributable to Lear	$9.71	$8.39	$5.07

Diluted net income per share attributable to Lear	$9.59	$8.23	$4.99

Average common shares outstanding	76,754,270	80,187,516	85,094,889

Average diluted shares outstanding	77,767,017	81,728,479	86,415,786
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

For the year ended December 31,	2015	2014	2013
Consolidated net income	$795.8	$702.3	$455.8
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	24.6	(114.7)	145.4
Derivative instruments and hedging activities	(5.5)	(27.9)	(8.0)
Foreign currency translation adjustments	(251.1)	(195.2)	(1.2)
Total other comprehensive income (loss)	(232.0)	(337.8)	136.2
Consolidated comprehensive income	563.8	364.5	592.0
Less: Comprehensive income attributable to noncontrolling interests	46.4	28.0	25.9
Comprehensive income attributable to Lear	$517.4	$336.5	$566.1
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury	Retained Earnings
Balance at December 31, 2012	$—	$1.1	$2,155.7	$(517.9)	$2,149.0
Comprehensive income (loss):
Net income	—	—	—	—	431.4
Other comprehensive income (loss)	—	—	—	—	—
Total comprehensive income (loss)	—	—	—	—	431.4
Issuance of 195,974 shares of common stock related to exercises of warrants	—	—	—	—	—
Stock-based compensation	—	—	59.4	(4.1)	—
Excess tax benefits related to stock-based compensation	—	—	0.1	—	—
Issuances of 207,468 shares held in treasury at an average price of $45.11 per share in settlement of stock-based compensation	—	—	(9.4)	9.4	—
Repurchases of 15,533,758 shares of common stock at an average price of $54.08 per share	—	—	(160.0)	(840.1)	—
Retirement of 20,000,000 shares held in treasury at average price of $49.53 per share	—	(0.2)	(389.7)	990.6	(600.7)
Dividends declared to Lear Corporation stockholders	—	—	—	—	(59.4)
Dividends paid to noncontrolling interests	—	—	—	—	—
Acquisition of outstanding noncontrolling interests	—	—	(3.2)	—	—
Balance at December 31, 2013	$—	$0.9	$1,652.9	$(362.1)	$1,920.3
Comprehensive income (loss):
Net income	—	—	—	—	672.4
Other comprehensive income (loss)	—	—	—	—	—
Total comprehensive income (loss)	—	—	—	—	672.4
Issuance of 205,526 shares of common stock related to exercises of warrants	—	—	—	—	—
Stock-based compensation	—	—	70.7	(22.4)	—
Excess tax benefits related to stock-based compensation	—	—	0.9	—	—
Issuances of 868,746 shares held in treasury at an average price of $50.19 per share in settlement of stock-based compensation	—	—	(43.6)	43.6	—
Repurchases of 3,805,114 shares of common stock at an average price of $93.52 per share	—	—	(55.5)	(355.9)	—
Retirement of 8,000,000 shares held in treasury at average price of $64.98 per share	—	(0.1)	(155.9)	519.9	(363.9)
Dividends declared to Lear Corporation stockholders	—	—	—	—	(67.1)
Dividends paid to noncontrolling interests	—	—	—	—	—
Acquisition of outstanding noncontrolling interests	—	—	5.7	—
Sale of controlling interest	—	—	—	—	—
Balance at December 31, 2014	$—	$0.8	$1,475.2	$(176.9)	$2,161.7
Comprehensive income (loss):
Net income	—	—	—	—	745.5
Other comprehensive income (loss)	—	—	—	—	—
Total comprehensive income (loss)	—	—	—	—	745.5
Stock-based compensation	—	—	65.7	(50.2)	—
Excess tax benefits related to stock-based compensation	—	—	2.5	—	—
Issuances of 807,015 shares held in treasury at an average price of $113.38 per share in settlement of stock-based compensation	—	—	(91.5)	91.5	—
Repurchases of 4,366,365 shares of common stock at an average price of $111.62 per share	—	—	—	(487.4)	—
Dividends declared to Lear Corporation stockholders	—	—	—	—	(79.4)
Dividends declared to noncontrolling interests	—	—	—	—	—
Sale of controlling interest	—	—	—	—	—
Balance at December 31, 2015	$—	$0.8	$1,451.9	$(623.0)	$2,827.8
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(In millions, except share data)

	Accumulated Other Comprehensive Loss, net of tax
	Defined Benefit Plans	Derivative Instruments and Hedging Activities	Cumulative Translation Adjustments	Lear Corporation Stockholders’ Equity	Non-controlling Interests	Equity
Balance at December 31, 2012	$(249.9)	$2.7	$(53.6)	$3,487.1	$125.1	$3,612.2
Comprehensive income (loss):
Net income	—	—	—	431.4	24.4	455.8
Other comprehensive income (loss)	145.4	(8.0)	(2.7)	134.7	1.5	136.2
Total comprehensive income (loss)	145.4	(8.0)	(2.7)	566.1	25.9	592.0
Issuance of 195,974 shares of common stock related to exercises of warrants	—	—	—	—	—	—
Stock-based compensation	—	—	—	55.3	—	55.3
Excess tax benefits related to stock-based compensation	—	—	—	0.1	—	0.1
Issuances of 207,468 shares held in treasury at an average price of $45.11 per share in settlement of stock-based compensation	—	—	—	—	—	—
Repurchases of 15,533,758 shares of common stock at an average price of $54.08 per share	—	—	—	(1,000.1)	—	(1,000.1)
Retirement of 20,000,000 shares held in treasury at average price of $49.53 per share	—	—	—	—	—	—
Dividends declared to Lear Corporation stockholders	—	—	—	(59.4)	—	(59.4)
Dividends paid to noncontrolling interests	—	—	—	—	(44.0)	(44.0)
Acquisition of outstanding noncontrolling interests	—	—	—	(3.2)	(3.4)	(6.6)
Balance at December 31, 2013	$(104.5)	$(5.3)	$(56.3)	$3,045.9	$103.6	$3,149.5
Comprehensive income (loss):
Net income	—	—	—	672.4	29.9	702.3
Other comprehensive income (loss)	(114.7)	(27.9)	(193.3)	(335.9)	(1.9)	(337.8)
Total comprehensive income (loss)	(114.7)	(27.9)	(193.3)	336.5	28.0	364.5
Issuance of 205,526 shares of common stock related to exercises of warrants	—	—	—	—	—	—
Stock-based compensation	—	—	—	48.3	—	48.3
Excess tax benefits related to stock-based compensation	—	—	—	0.9	—	0.9
Issuances of 868,746 shares held in treasury at an average price of $50.19 per share in settlement of stock-based compensation	—	—	—	—	—	—
Repurchases of 3,805,114 shares of common stock at an average price of $93.52 per share	—	—	—	(411.4)	—	(411.4)
Retirement of 8,000,000 shares held in treasury at average price of $64.98 per share	—	—	—	—	—	—
Dividends declared to Lear Corporation stockholders	—	—	—	(67.1)	—	(67.1)
Dividends paid to noncontrolling interests	—	—	—	—	(25.9)	(25.9)
Acquisition of outstanding noncontrolling interests				5.7	(23.7)	(18.0)
Sale of controlling interest	—	—	—	—	(11.5)	(11.5)
Balance at December 31, 2014	$(219.2)	$(33.2)	$(249.6)	$2,958.8	$70.5	$3,029.3
Comprehensive income (loss):
Net income	—	—	—	745.5	50.3	795.8
Other comprehensive income (loss)	24.6	(5.5)	(247.2)	(228.1)	(3.9)	(232.0)
Total comprehensive income (loss)	24.6	(5.5)	(247.2)	517.4	46.4	563.8
Stock-based compensation	—	—	—	15.5	—	15.5
Excess tax benefits related to stock-based compensation	—	—	—	2.5	—	2.5
Issuances of 807,015 shares held in treasury at an average price of $113.38 per share in settlement of stock-based compensation	—	—	—	—	—	—
Repurchases of 4,366,365 shares of common stock at an average price of $111.62 per share	—	—	—	(487.4)	—	(487.4)
Dividends declared to Lear Corporation stockholders	—	—	—	(79.4)	—	(79.4)
Dividends declared to noncontrolling interests	—	—	—	—	(29.3)	(29.3)
Additions to noncontrolling interests	—	—	—	—	2.7	2.7
Balance at December 31, 2015	$(194.6)	$(38.7)	$(496.8)	$2,927.4	$90.3	$3,017.7
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

For the year ended December 31,	2015	2014	2013
Cash Flows from Operating Activities:
Consolidated net income	$795.8	$702.3	$455.8
Adjustments to reconcile consolidated net income to net cash provided by operating activities –
Equity in net income of affiliates	(49.8)	(36.3)	(38.4)
Loss on extinguishment of debt	14.3	17.9	3.6
Fixed asset impairment charges	5.7	2.6	11.1
Deferred tax provision (benefit)	48.6	(58.0)	45.4
Depreciation and amortization	347.8	310.9	285.5
Stock-based compensation	65.7	70.7	59.4
Net change in recoverable customer engineering, development and tooling	(57.8)	7.6	3.2
Net change in working capital items (see below)	58.0	(140.2)	(8.2)
Changes in other long-term liabilities	(20.2)	5.4	(25.6)
Changes in other long-term assets	44.3	41.4	12.9
Other, net	18.7	3.5	15.4
Net cash provided by operating activities	1,271.1	927.8	820.1
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(485.8)	(424.7)	(460.6)
Acquisitions, net of cash acquired and use of $350 million restricted cash in 2015 (see non-cash investing activities below) (Note 3)	(499.2)	—	—
Cash restricted for use - acquisition of Eagle Ottawa	—	(350.0)	—
Insurance proceeds	—	—	7.1
Other, net	19.7	(5.9)	49.6
Net cash used in investing activities	(965.3)	(780.6)	(403.9)
Cash Flows from Financing Activities:
Credit agreement borrowings	500.0	—	—
Credit agreement repayments	(9.4)	—	—
Proceeds from the issuance of senior notes	—	975.0	500.0
Repurchase of senior notes, net of use of $250 million restricted cash in 2015 (see non-cash financing activities below) (Note 6)	(5.0)	(327.1)	(72.1)
Payment of debt issuance and other financing costs	—	(18.1)	(13.4)
Cash restricted for use - repurchase of senior notes	—	(250.0)	—
Repurchase of common stock	(487.4)	(411.4)	(1,000.1)
Dividends paid to Lear Corporation stockholders	(78.5)	(65.3)	(58.4)
Dividends paid to noncontrolling interests	(27.8)	(25.9)	(44.0)
Other, net	(48.2)	(38.0)	(10.5)
Net cash used in financing activities	(156.3)	(160.8)	(698.5)
Effect of foreign currency translation	(47.0)	(30.0)	17.8
Net Change in Cash and Cash Equivalents	102.5	(43.6)	(264.5)
Cash and Cash Equivalents as of Beginning of Period	1,094.1	1,137.7	1,402.2
Cash and Cash Equivalents as of End of Period	$1,196.6	$1,094.1	$1,137.7
Changes in Working Capital Items:
Accounts receivable	$(173.4)	$(358.7)	$(239.6)
Inventories	4.1	(91.2)	(102.0)
Accounts payable (including $45.7 million of cash paid in 2015 in conjunction with the acquisition of Eagle Ottawa to settle pre-existing accounts payable)	76.2	231.3	189.5
Accrued liabilities and other	151.1	78.4	143.9
Net change in working capital items	$58.0	$(140.2)	$(8.2)
Supplementary Disclosure:
Cash paid for interest	$85.6	$70.7	$64.2
Cash paid for income taxes, net of refunds received of $11.9 million in 2015, $24.0 million in 2014 and $12.6 million in 2013	$218.7	$154.6	$152.9
Non-cash Investing Activities:
Cash restricted for use - acquisition of Eagle Ottawa	$(350.0)	$—	$—
Non-cash Financing Activities:
Cash restricted for use - repurchase of senior notes	$(250.0)	$—	$—
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
Accounts Receivable
The Company records accounts receivable as title is transferred to its customers. The Company’s customers are the world’s major automotive manufacturers. The Company records accounts receivable reserves for known collectibility issues, as such issues relate to specific transactions or customer balances. As of December 31, 2015 and 2014, accounts receivable are reflected net of reserves of $34.4 million and $27.5 million, respectively. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected. Generally, the Company does not require collateral for its accounts receivable.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. The Company records reserves for inventory in excess of production and/or forecasted requirements and for obsolete inventory in production and service inventories. As of December 31, 2015 and 2014, inventories are reflected net of reserves of $101.3 million and $95.1 million, respectively. A summary of inventories is shown below (in millions):

December 31,	2015	2014
Raw materials	$706.8	$668.3
Work-in-process	90.2	45.6
Finished goods	150.6	139.8
Inventories	$947.6	$853.7
Pre-Production Costs Related to Long-Term Supply Agreements
The Company incurs pre-production engineering and development ("E&D") and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production E&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the Company does not have a non-cancelable right to use the tooling. During 2015 and 2014, the Company capitalized $193.7 million and $232.3 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During 2015 and 2014, the Company also capitalized $121.0 million and $177.7 million, respectively, of pre-

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying consolidated balance sheets as of December 31, 2015 and 2014. During 2015 and 2014, the Company collected $266.4 million and $395.8 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer E&D and tooling costs related to long-term supply agreements is shown below (in millions):

December 31,	2015	2014
Current	$162.0	$121.1
Long-term	53.7	47.6
Recoverable customer E&D and tooling	$215.7	$168.7
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

Buildings and improvements	10 to 40 years
Machinery and equipment	5 to 10 years
A summary of property, plant and equipment is shown below (in millions):

December 31,	2015	2014
Land	$97.9	$105.2
Buildings and improvements	560.4	523.5
Machinery and equipment	2,125.8	1,847.0
Construction in progress	274.9	186.9
Total property, plant and equipment	3,059.0	2,662.6
Less – accumulated depreciation	(1,232.5)	(1,037.9)
Net property, plant and equipment	$1,826.5	$1,624.7
For the years ended December 31, 2015, 2014 and 2013, depreciation expense was $295.3 million, $277.2 million and $251.1 million, respectively. As of December 31, 2015, 2014 and 2013, capital expenditures recorded in accounts payable totaled $117.7 million, $112.8 million and $98.9 million, respectively.
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
In 2015, the Company performed a combination of qualitative and quantitative assessments of its reporting units. All assessments were completed as of the first day of the Company’s fourth quarter. The assessments indicated that the fair value of each of the reporting units exceeded its respective carrying value. The Company does not believe that any of its reporting units is at risk for impairment.
A summary of the changes in the carrying amount of goodwill for each of the periods in the two years ended December 31, 2015, is shown below (in millions):

	Seating	Electrical	Total
Balance as of December 31, 2013	$757.2	$—	$757.2
Foreign currency translation and other	(31.0)	—	(31.0)
Balance as of December 31, 2014	726.2	—	726.2
Acquisitions	343.7	27.0	370.7
Foreign currency translation and other	(43.1)	—	(43.1)
Balance as of December 31, 2015	$1,026.8	$27.0	$1,053.8
Intangible Assets
Intangible assets consist primarily of certain intangible assets recorded in connection with the adoption of fresh-start accounting in 2009 and the acquisitions of Guilford Mills in 2012 and Everett Smith Group, Ltd., the parent company of Eagle Ottawa, LLC, in 2015 (Note 3, "Acquisition"). These intangible assets were recorded at their estimated fair value, based on independent appraisals, as of the transaction or acquisition date. The technology intangible asset includes the Company’s proprietary patents. The value assigned to technology intangibles is based on the royalty savings method, which applies a hypothetical royalty rate to projected revenues attributable to the identified technologies. Royalty rates were determined based primarily on analysis of market information. The customer-based intangible asset includes the Company’s established relationships with its customers and the ability of these customers to generate future economic profits for the Company. The value assigned to customer-based intangibles is based on the present value of future earnings attributable to the asset group after recognition of required returns to other contributory assets. A summary of intangible assets as of December 31, 2015 and 2014, is shown below (in millions):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (years)
Technology	$31.1	$(19.4)	$11.7	7.7
Customer-based	406.0	(172.4)	233.6	8.8
Other	10.9	—	10.9	5.7
Balance as of December 31, 2015	$448.0	$(191.8)	$256.2	8.7

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (years)
Technology	$31.4	$(16.3)	$15.1	9.0
Customer-based	214.9	(137.5)	77.4	8.2
Balance as of December 31, 2014	$246.3	$(153.8)	$92.5	8.4

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Excluding the impact of any future acquisitions, the Company’s estimated annual amortization expense for the five succeeding years is shown below (in millions):

Year	Expense
2016	$49.7
2017	30.5
2018	28.7
2019	28.4
2020	26.6
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
For the years ended December 31, 2015, 2014 and 2013, the Company recognized fixed asset impairment charges of $3.9 million, $0.5 million and $9.2 million, respectively, in conjunction with its restructuring actions (Note 4, "Restructuring"), as well as additional fixed asset impairment charges of $1.8 million, $2.1 million and $1.9 million, respectively.
Fixed asset impairment charges are recorded in cost of sales in the accompanying consolidated statements of income for the years ended December 31, 2015, 2014 and 2013.
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
Engineering and Development
Costs incurred in connection with the development of new products and manufacturing methods within one year of launch, to the extent not recoverable from the Company’s customers, are charged to cost of sales as incurred. Such costs are charged to selling, general and administrative expenses when incurred more than one year prior to launch. Engineering and development costs charged to selling, general and administrative expenses totaled $126.8 million, $102.0 million and $108.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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

For the year ended December 31,	2015	2014	2013
Other expense	$71.4	$82.4	$59.9
Other income	(2.8)	(8.1)	(1.8)
Other expense, net	$68.6	$74.3	$58.1
Income Taxes
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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
Transaction gains and losses that arise from foreign exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except certain long-term intercompany transactions, are included in the consolidated statements of income as incurred. For the years ended December 31, 2015, 2014 and 2013, other expense, net includes net foreign currency transaction losses of $28.5 million, $32.1 million and $28.3 million, respectively.
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
A summary of information used to compute basic net income per share attributable to Lear is shown below (in millions, except share and per share data):

For the year ended December 31,	2015	2014	2013
Net income attributable to Lear	$745.5	$672.4	$431.4

Average common shares outstanding	76,754,270	80,187,516	85,094,889

Basic net income per share attributable to Lear	$9.71	$8.39	$5.07

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of information used to compute diluted net income per share attributable to Lear is shown below (in millions, except share and per share data):

For the year ended December 31,	2015	2014	2013
Net income attributable to Lear	$745.5	$672.4	$431.4

Average common shares outstanding	76,754,270	80,187,516	85,094,889
Dilutive effect of common stock equivalents	1,012,747	1,540,963	1,320,897
Average diluted shares outstanding	77,767,017	81,728,479	86,415,786

Diluted net income per share attributable to Lear	$9.59	$8.23	$4.99
Comprehensive Income
Comprehensive income is defined as all changes in the Company’s net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items recorded in equity are included in comprehensive income.
A summary of changes in accumulated other comprehensive income (loss), net of tax is shown below (in millions):

For the year ended December 31,	2015	2014	2013
Defined benefit plans:
Balance at beginning of year	$(219.2)	$(104.5)	$(249.9)
Reclassification adjustments (net of tax expense of $1.4 million, $— million and $4.4 million in 2015, 2014 and 2013, respectively)	4.2	0.1	11.0
Other comprehensive income (loss) recognized during the period (net of tax benefit (expense) of ($6.9) million, $56.5 million and ($65.7) million in 2015, 2014 and 2013, respectively)	20.4	(114.8)	134.4
Balance at end of year	$(194.6)	$(219.2)	$(104.5)
Derivative instruments and hedging activities:
Balance at beginning of year	$(33.2)	$(5.3)	$2.7
Reclassification adjustments (net of tax benefit (expense) of ($14.9) million, $1.8 million and $11.3 million in 2015, 2014 and 2013, respectively)	23.7	(6.4)	(20.9)
Other comprehensive income (loss) recognized during the period (net of tax benefit (expense) of $18.4 million, $13.0 million and ($6.0) million in 2015, 2014 and 2013, respectively)	(29.2)	(21.5)	12.9
Balance at end of year	$(38.7)	$(33.2)	$(5.3)
Cumulative translation adjustments:
Balance at beginning of year	$(249.6)	$(56.3)	$(53.6)
Other comprehensive loss recognized during the period (net of tax benefit (expense) of $6.0 million, $7.4 million and ($0.5) million in 2015, 2014 and 2013, respectively)	(247.2)	(193.3)	(2.7)
Balance at end of year	$(496.8)	$(249.6)	$(56.3)
Other comprehensive loss related to cumulative translation adjustments includes pretax income (loss) related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future of ($10.7) million, ($18.7) million and $4.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Product Warranty
Product warranty reserves are recorded when liability is probable and related amounts are reasonably estimable.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Segment Reporting
The Company has two reportable operating segments: seating, which includes complete seat systems and all major seat components, including seat covers and surface materials such as leather and fabric, seat structures and mechanisms, seat foam and headrests, and electrical, which includes complete electrical distribution systems, electronic control modules and wireless modules. Key components in the electrical distribution system include wiring harnesses, terminals and connectors, junction boxes and high power components for hybrid and electric vehicles. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2015, there were no material changes in the methods or policies used to establish estimates and assumptions. Other matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of fixed and intangible assets and unsettled pricing discussions with customers and suppliers (Note 2, "Summary of Significant Accounting Policies"); acquisitions (Note 3, "Acquisition"); restructuring accruals (Note 4, "Restructuring"); deferred tax asset valuation allowances and income taxes (Note 7, "Income Taxes"); pension and other postretirement benefit plan assumptions (Note 8, "Pension and Other Postretirement Benefit Plans"); accruals related to litigation, warranty and environmental remediation costs (Note 11, "Commitments and Contingencies"); and self-insurance accruals. Actual results may differ significantly from the Company’s estimates.
Reclassifications
Certain amounts in prior years’ financial statements have been reclassified to conform to the presentation used in the year ended December 31, 2015.
(3) Acquisition
Eagle Ottawa
On January 5, 2015, the Company completed the acquisition of 100% of the outstanding equity interests of Everett Smith Group, Ltd., the parent company of Eagle Ottawa, LLC ("Eagle Ottawa"). Eagle Ottawa is a leading provider of leather for the automotive industry, with annual sales of approximately $1 billion, including annual sales to Lear of approximately $200 million. The purchase price of $843.9 million (net of purchase price adjustments received in the second quarter of 2015 of $8.0 million) consists of cash paid of $815.3 million, net of cash acquired, and contingent consideration of $28.6 million. In addition, the Company incurred transaction costs related to advisory services of $8.6 million, which were expensed as incurred and are recorded in selling, general and administrative expenses in the accompanying consolidated statement of income for the year ended December 31, 2015. The acquisition was financed with $350 million of restricted cash proceeds from the Company's offering of $650 million in aggregate principal amount of senior unsecured notes due 2025 at a stated coupon rate of 5.25% in November 2014 and borrowings under a $500 million delayed-draw term loan facility ("Term Loan Facility") established in November 2014 under the Company's amended and restated senior secured credit agreement (the "Credit Agreement") (Note 6, "Debt").
The Eagle Ottawa acquisition was accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying consolidated balance sheet as of December 31, 2015. The operating results and cash flows of Eagle Ottawa are included in the accompanying consolidated financial statements from the date of acquisition and in the Company's seating segment. The purchase price and related allocation are shown below (in millions):

Purchase price paid, net of cash acquired	$815.3
Acquisition date contingent consideration	28.6
Net purchase price	$843.9

Property, plant and equipment	$142.4
Other assets purchased and liabilities assumed, net	146.5
Goodwill	343.7
Intangible assets	211.3
Purchase price allocation	$843.9
Contingent consideration represents the discounted value of estimated amounts due to the seller pending the resolution of certain tax matters. As of the acquisition date, the undiscounted value of estimated contingent consideration was $32.0 million. In the third quarter of 2015, the Company paid $3.9 million of the contingent consideration, which is reflected as cash used in financing activities in the accompanying consolidated statement of cash flows for the year ended December 31, 2015 .

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
For further information on acquired assets measured at fair value, see Note 13, "Financial Instruments."
(4) Restructuring
In 2015, the Company recorded charges of $88.8 million in connection with its restructuring actions. These charges consist of $68.4 million recorded as cost of sales, $18.4 million recorded as selling, general and administrative expenses and $2.0 million recorded as other expense, net. The restructuring charges consist of employee termination benefits of $70.0 million, asset impairment charges of $3.9 million, a pension benefit plan curtailment loss of $7.7 million and other contract termination costs of $1.7 million, as well as other related costs of $5.5 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $3.9 million in excess of related estimated fair values. The Company expects to incur approximately $25 million of additional restructuring costs related to activities initiated as of December 31, 2015, and expects that the components of such costs will be consistent with its historical experience. Any future restructuring actions will depend upon market conditions, customer actions and other factors.
A summary of 2015 activity, excluding the pension benefit plan curtailment loss of $7.7 million, is shown below (in millions):

	Accrual as of	2015	Utilization		Accrual as of
	January 1, 2015	Charges	Cash	Non-cash	December 31, 2015
Employee termination benefits	$45.1	$70.0	$(48.6)	$—	$66.5
Asset impairments	—	3.9	—	(3.9)	—
Contract termination costs	5.1	1.7	(1.5)	—	5.3
Other related costs	—	5.5	(3.5)	(2.0)	—
Total	$50.2	$81.1	$(53.6)	$(5.9)	$71.8
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of 2014 activity is shown below (in millions):

	Accrual as of	2014	Utilization		Accrual as of
	January 1, 2014	Charges	Cash	Non-cash	December 31, 2014
Employee termination benefits	$38.7	$88.6	$(82.2)	$—	$45.1
Asset impairments	—	0.5	—	(0.5)	—
Contract termination costs	5.6	0.5	(1.0)	—	5.1
Other related costs	—	17.4	(17.4)	—	—
Total	$44.3	$107.0	$(100.6)	$(0.5)	$50.2
In 2013, the Company recorded charges of $77.9 million in connection with its restructuring actions. These charges consist of $52.6 million recorded as cost of sales and $25.3 million recorded as selling, general and administrative expenses. The restructuring charges consist of employee termination benefits of $54.1 million, asset impairment charges of $9.2 million and contract termination costs of $2.8 million, as well as other related costs of $11.8 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $9.2 million in excess of related estimated fair values. Contract termination costs include a pension benefit plan settlement loss of $2.5 million and other various costs of $0.3 million.
A summary of 2013 activity, excluding the pension benefit plan settlement loss of $2.5 million, is shown below (in millions):

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

December 31,	2015	2014	2013
Shanghai Lear STEC Automotive Parts Co., Ltd. (China)	55%	55%	55%
Beijing BAI Lear Automotive Systems Co., Ltd. (China)	50	50	50
Beijing Lear Automotive Electronics and Electrical Products Co., Ltd. (China)	50	50	50
Dong Kwang Lear Yuhan Hoesa (Korea)	50	50	50
Industrias Cousin Freres, S.L. (Spain)	50	50	50
Jiangxi Jiangling Lear Interior Systems Co., Ltd. (China)	50	50	50
Lear Dongfeng Automotive Seating Co., Ltd. (China)	50	50	50
Changchun Lear FAWSN Automotive Electrical and Electronics Co., Ltd. (China)	49	49	49
Changchun Lear FAWSN Automotive Seat Systems Co., Ltd. (China)	49	49	49
Honduras Electrical Distribution Systems S. de R.L. de C.V. (Honduras)	49	49	49
Kyungshin-Lear Sales and Engineering LLC	49	49	49
Beijing Lear Dymos Automotive Systems Co., Ltd. (China)	40	40	40
Dymos Lear Automotive India Private Limited (India)	35	35	35
eLumigen, LLC	30	30	15
RevoLaze, LLC	20	20	20
HB Polymer Company, LLC	10	10	10
Tacle Seating USA, LLC	—	—	49
Summarized group financial information for affiliates accounted for under the equity method as of December 31, 2015 and 2014, and for the years ended December 31, 2015, 2014 and 2013, is shown below (unaudited; in millions):

December 31,	2015	2014
Balance sheet data:
Current assets	$977.7	$909.3
Non-current assets	211.5	179.1
Current liabilities	823.2	723.4
Non-current liabilities	34.2	10.8

For the year ended December 31,	2015	2014	2013
Income statement data:
Net sales	$2,087.8	$2,074.4	$1,831.7
Gross profit	155.5	123.4	119.6
Income before provision for income taxes	127.4	112.3	106.9
Net income attributable to affiliates	96.0	85.6	86.0
As of December 31, 2015 and 2014, the Company’s aggregate investment in affiliates was $156.5 million and $171.5 million, respectively. In addition, the Company had receivables due from affiliates, including notes and advances, of $95.5 million and $101.0 million and payables due to affiliates of $7.7 million and $5.7 million as of December 31, 2015 and 2014, respectively.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of transactions with affiliates and other related parties is shown below (in millions):

For the year ended December 31,	2015	2014	2013
Sales to affiliates	$198.5	$292.5	$235.0
Purchases from affiliates	26.3	32.1	41.5
Management and other fees for services provided to affiliates	36.8	26.9	22.3
Dividends received from affiliates	54.1	25.0	17.6
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
(6) Debt
Short-Term Borrowings
The Company utilizes uncommitted lines of credit as needed for its short-term working capital fluctuations. As of December 31, 2015 and 2014, the Company had lines of credit from banks totaling $10.0 million and $5.3 million, respectively, of which no amounts were outstanding and all of which were unused and available, subject to certain restrictions imposed by the indentures governing the Notes and the Credit Agreement.
Long-Term Debt
A summary of long-term debt, net of unamortized debt issuance costs, and the related weighted average interest rates is shown below (in millions):

December 31,	2015				2014
Debt Instrument	Long-Term Debt	Debt Issuance Costs (1)	Long-Term Debt, Net	Weighted Average Interest Rate	Long-Term Debt	Debt Issuance Costs (1)	Long-Term Debt, Net	Weighted Average Interest Rate
Credit Agreement — Term Loan Facility	$490.6	$(2.2)	$488.4	1.78%	$—	$(2.7)	$(2.7)	N/A
8.125% Senior Notes due 2020	—	—	—	N/A	243.7	(3.2)	240.5	8.25%
4.75% Senior Notes due 2023	500.0	(5.5)	494.5	4.75%	500.0	(6.4)	493.6	4.75%
5.375% Senior Notes due 2024	325.0	(3.2)	321.8	5.375%	325.0	(3.6)	321.4	5.375%
5.25% Senior Notes due 2025	650.0	(7.5)	642.5	5.25%	650.0	(8.3)	641.7	5.25%
Other	7.6	—	7.6	N/A	—	—	—	N/A
	$1,973.2	$(18.4)	1,954.8		$1,718.7	$(24.2)	1,694.5
Less — Current portion			(23.1)				(240.5)
Long-term debt			$1,931.7				$1,454.0
(1) Unamortized portion

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

In 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, "Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," and ASU 2015-15, "Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting." These updates require the presentation of debt issuance costs as a direct reduction of the debt liability rather than as an asset. The Company adopted the provisions of theses updates in 2015 and retroactively applied the new presentation requirements to outstanding unamortized debt issuance costs for all periods presented. Accordingly, $3.2 million and $21.0 million of unamortized debt issuance costs have been reclassified from other current and long-term assets, respectively, and are presented as reductions of current portion of long-term debt and long-term debt, respectively, in the accompanying consolidated balance sheet as of December 31, 2014. In accordance with the provisions of ASU 2015-15, unamortized debt issuance costs related to the Company's revolving credit facility remain classified as other long-term assets in the accompanying consolidated balance sheets as of December 31, 2015 and 2014.
Senior Notes
As of December 31, 2015, the Company's senior notes consist of $500 million in aggregate principal amount of senior unsecured notes due 2023 at a stated coupon rate of 4.75% (the "2023 Notes"), $325 million in aggregate principal amount of senior unsecured notes due 2024 at a stated coupon rate of 5.375% (the "2024 Notes") and $650 million in aggregate principal amount of senior unsecured notes due 2025 at a stated coupon rate of 5.25% (the "2025 Notes" and together with the 2023 Notes and 2024 Notes, the "Notes").
2023 Notes
The 2023 Notes were issued in January 2013 and mature on January 15, 2023. Interest is payable on January 15 and July 15 of each year. The 2023 Notes were offered and sold in a private transaction to qualified institutional buyers under Rule 144A and, outside of the United States, pursuant to Regulation S of the Securities Act of 1933, as amended (the "Securities Act"). In accordance with the registration rights agreement entered into at the time of the issuance of the 2023 Notes, the Company completed an exchange offer to exchange the 2023 Notes for substantially identical notes registered under the Securities Act in the second quarter of 2014. The proceeds from the offering of $500 million, net of related issuance costs of $7.4 million, together with the Company’s existing sources of liquidity, were used for general corporate purposes, including, without limitation, the redemption of $70 million in aggregate principal amount of the Company’s 7.875% senior unsecured notes due 2018 (the "2018 Notes") and the 8.125% senior unsecured notes due 2020 (the "2020 Notes"), investments in additional component capabilities and emerging markets and share repurchases under the Company’s common stock share repurchase program (Note 9, "Capital Stock and Equity"). In connection with the partial redemption of the 2018 Notes and 2020 Notes, the Company paid $72.1 million and recognized a loss of $3.6 million on the partial extinguishment of debt in the year ended December 31, 2013.
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
2024 Notes
The 2024 Notes were issued in March 2014 and mature on March 15, 2024. Interest is payable on March 15 and September 15 of each year. The proceeds from the offering of $325 million, net of related issuance costs of $3.9 million, together with existing cash on hand, were used to redeem the remaining outstanding aggregate principal amount of the 2018 Notes ($280 million) and to redeem 10% of the original aggregate principal amount at maturity of the 2020 Notes ($35 million) at stated redemption prices, plus accrued and unpaid interest to the respective redemption dates. In connection with these transactions,

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

the Company paid an aggregate of $327.1 million and recognized losses of $17.5 million on the extinguishment of debt in the year ended December 31, 2014.
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
2025 Notes
The 2025 Notes were issued in November 2014 and mature on January 15, 2025. Interest is payable on January 15 and July 15 of each year. Of the $650 million of proceeds from the offering, net of related issuance costs of $8.4 million, $250 million was restricted for the redemption of the remaining outstanding aggregate principal amount of the 2020 Notes ($245 million) and $350 million was restricted to finance, in part, the acquisition of Eagle Ottawa (Note 3, "Acquisition"). Cash proceeds restricted for redemption of the 2020 Notes and the acquisition of Eagle Ottawa were recorded in other current assets and other long-term assets, respectively, in the accompanying consolidated balance sheet as of December 31, 2014. In January 2015, the Company used $350 million of restricted cash proceeds from the offering, along with $500 million in borrowings under the Term Loan Facility (see "— Credit Agreement" below), to finance the acquisition of Eagle Ottawa. In March 2015, the Company redeemed the 2020 Notes at a price equal to 104.063% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. In connection with this transaction, the Company paid $255.0 million, including $250 million of restricted cash proceeds from the offering, and recognized a loss of $14.3 million on the extinguishment of debt in the year ended December 31, 2015. The use of restricted cash for the acquisition of Eagle Ottawa and the redemption of the 2020 Notes is reflected as non-cash investing and financing activities, respectively, in the accompanying consolidated statement of cash flows for the year ended December 31, 2015. The remaining proceeds from the offering were used for general corporate purposes, including the payment of fees and expenses associated with the acquisition of Eagle Ottawa and related financing transactions.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Guarantees
The Notes are senior unsecured obligations. The Company’s obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain domestic subsidiaries, which are directly or indirectly 100% owned by Lear (Note 16, "Supplemental Guarantor Consolidating Financial Statements").
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
As of December 31, 2015, the Company was in compliance with all covenants under the indentures governing the Notes.
Credit Agreement
In November 2014, the Company amended and restated its Credit Agreement to, among other things, increase the borrowing capacity of the revolving credit facility (the "Revolving Credit Facility") from $1.0 billion to $1.25 billion, extend the maturity date from January 30, 2018 to November 14, 2019, and establish the $500 million Term Loan Facility, which matures on January 5, 2020. In connection with this transaction, the Company paid related issuance costs of $5.8 million and recorded a loss on the extinguishment of debt of $0.4 million. As of December 31, 2015 and 2014, there were no borrowings outstanding under the Revolving Credit Facility. In 2015 and 2014, aggregate borrowings and repayments under the Revolving Credit Facility were $48.0 million and $22.0 million, respectively. In January 2015, the Company borrowed $500 million under the Term Loan Facility to finance, in part, the acquisition of Eagle Ottawa. In 2015, the Company made required principal payments of $9.4 million under the Term Loan Facility.
Advances under the Revolving Credit Facility generally bear interest at a variable rate per annum equal to (i) the Eurocurrency Rate (as defined) plus an adjustable margin of 1.0% to 2.25% based on the Company’s corporate rating (1.25% as of December 31, 2015), payable on the last day of each applicable interest period but in no event less frequently than quarterly, or (ii) the Adjusted Base Rate (as defined) plus an adjustable margin of 0.0% to 1.25% based on the Company’s corporate rating (0.25% as of December 31, 2015), payable quarterly. A facility fee, which ranges from 0.25% to 0.50% of the total amount committed under the Revolving Credit Facility, is payable quarterly.
Loans under the Term Loan Facility generally bear interest at a variable rate per annum equal to (i) the Eurocurrency Rate (as defined) plus an adjustable margin of 1.25% to 2.25% based on the Company's corporate rating (1.375% as of December 31, 2015), payable on the last day of each applicable interest period but in no event less frequently than quarterly, or (ii) the Adjusted Base Rate (as defined) plus an adjustable margin of 0.25% to 1.25% based on the Company's corporate rating (0.375% as of December 31, 2015), payable quarterly.
The Company's obligations under the Revolving Credit Facility are guaranteed, jointly and severally on a first priority basis, by certain domestic subsidiaries, which are directly or indirectly 100% owned by Lear (Note 16, "Supplemental Guarantor Consolidating Financial Statements").
The Credit Agreement contains various customary representations, warranties and covenants by the Company, including, without limitation, (i) covenants regarding maximum leverage and minimum interest coverage, (ii) limitations on fundamental changes involving the Company or its subsidiaries and (iii) limitations on indebtedness, liens, investments and restricted payments. As of December 31, 2015, the Company was in compliance with all covenants under the Credit Agreement.
Other
As of December 31, 2015, other long-term debt consists of amounts outstanding under capital leases.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Scheduled Maturities
As of December 31, 2015, scheduled maturities related to the Credit Agreement for the five succeeding years, as of the date of this Report, are shown below (in millions):

2016	$21.9
2017	34.4
2018	46.9
2019	37.4
2020	350.0
(7) Income Taxes
A summary of consolidated income before provision for income taxes and equity in net income of affiliates and the components of provision for income taxes is shown below (in millions):

For the year ended December 31,	2015	2014	2013
Consolidated income before provision for income taxes and equity in net income of affiliates:
Domestic	$344.7	$228.0	$218.5
Foreign	686.8	559.4	391.6
	$1,031.5	$787.4	$610.1
Domestic provision for income taxes:
Current provision	$45.4	$24.3	$16.8
Deferred provision	55.0	47.0	64.9
Total domestic provision	100.4	71.3	81.7
Foreign provision for income taxes:
Current provision	191.5	155.1	130.5
Deferred benefit	(6.4)	(105.0)	(19.5)
Total foreign provision	185.1	50.1	111.0
Provision for income taxes	$285.5	$121.4	$192.7
The domestic provision includes withholding taxes related to dividends and royalties paid by the Company’s foreign subsidiaries, as well as state and local taxes. In 2015, 2014 and 2013, the foreign deferred benefit includes the benefit of prior unrecognized net operating loss carryforwards of $1.7 million, $10.0 million and $4.1 million, respectively.
A summary of the differences between the provision for income taxes calculated at the United States federal statutory income tax rate of 35% and the consolidated provision for income taxes is shown below (in millions):

For the year ended December 31,	2015	2014	2013
Consolidated income before provision for income taxes and equity in net income of affiliates multiplied by the United States federal statutory income tax rate	$361.0	$275.6	$213.5
Differences in income taxes on foreign earnings, losses and remittances	(79.2)	(47.8)	(38.7)
Valuation allowance adjustments	24.6	(74.2)	0.2
Tax credits	(5.7)	(0.7)	(16.4)
Tax audits and assessments	0.7	(12.8)	2.7
Other	(15.9)	(18.7)	31.4
Provision for income taxes	$285.5	$121.4	$192.7
For the years ended December 31, 2015, 2014 and 2013, income in foreign jurisdictions with tax holidays was $72.2 million, $57.6 million and $73.7 million, respectively. Such tax holidays generally expire from 2016 through 2027.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Deferred income taxes represent temporary differences in the recognition of certain items for financial reporting and income tax purposes. A summary of the components of the net deferred income tax asset is shown below (in millions):

December 31,	2015	2014
Deferred income tax assets:
Tax loss carryforwards	$559.8	$588.9
Tax credit carryforwards	326.0	419.0
Retirement benefit plans	100.6	119.8
Accrued liabilities	131.8	136.7
Self-insurance reserves	7.8	8.6
Current asset basis differences	42.9	38.7
Long-term asset basis differences	(88.6)	(48.7)
Deferred compensation	58.0	48.3
Recoverable customer engineering, development and tooling	(9.5)	(12.1)
Undistributed earnings of foreign subsidiaries	(50.6)	(54.2)
Derivative instruments and hedging activities	16.0	12.5
Other	1.9	1.4
	1,096.1	1,258.9
Valuation allowance	(495.7)	(508.5)
Net deferred income tax asset	$600.4	$750.4
As of December 31, 2015 and 2014, the valuation allowance with respect to the Company’s deferred tax assets was $495.7 million and $508.5 million, respectively, a net decrease of $12.8 million.
Concluding that a valuation allowance is not required is difficult when there is significant negative evidence, such as cumulative losses in recent years, which is objective and verifiable. When measuring cumulative losses in recent years, the Company uses a rolling three-year period of pretax book income, adjusted for permanent differences between book and taxable income and certain other items. As of December 31, 2015, the Company continues to maintain a valuation allowance of $35.0 million with respect to certain U.S. deferred tax assets that, due to their nature, are not likely to be realized. In addition, the Company continues to maintain a valuation allowance of $460.7 million with respect to its deferred tax assets in several international jurisdictions.
The classification of the net deferred income tax asset is shown below (in millions):

December 31,	2015	2014
Long-term deferred income tax assets	$646.0	$804.2
Long-term deferred income tax liabilities	(45.6)	(53.8)
Net deferred income tax asset	$600.4	$750.4
Deferred income taxes have not been provided on $1.7 billion of certain undistributed earnings of the Company’s foreign subsidiaries as such amounts are considered to be permanently reinvested. It is not practicable to determine the unrecognized deferred tax liability on these earnings because the actual tax liability on these earnings, if any, is dependent on circumstances existing when remittance occurs.
In 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes," which requires all deferred tax assets and liabilities, as well as related valuation allowances, to be classified as non-current rather than as current and non-current based on the classification of the related assets and liabilities. The Company adopted the provisions of this update in 2015. Accordingly, $210.8 million, $9.5 million and $3.4 million of deferred taxes have been reclassified from other current assets, accrued liabilities and other long-term liabilities, respectively, to other long-term assets in the accompanying consolidated balance sheet as of December 31, 2014.
As of December 31, 2015, the Company had tax loss carryforwards of $2.0 billion. Of the total tax loss carryforwards, $1.8 billion have no expiration date, and $217.0 million expire between 2016 and 2035. In addition, the Company had tax credit carryforwards of $371.5 million, comprised principally of U.S. foreign tax credits, research and development credits and

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

investment tax credits that generally expire between 2016 and 2035. As of December 31, 2015, the deferred tax asset related to domestic tax credit carryforwards is lower than the actual amount reported on the Company’s domestic tax returns by approximately $45.4 million. This difference is the result of tax deductions in excess of financial statement amounts for stock-based compensation. When these amounts are realized, the Company will record the tax benefit as an increase to additional paid in capital.
As of December 31, 2015 and 2014, the Company’s gross unrecognized tax benefits were $30.4 million and $39.7 million (excluding interest and penalties), respectively, all of which, if recognized, would affect the Company’s effective tax rate. The gross unrecognized tax benefits are recorded in other long-term liabilities.
A summary of the changes in gross unrecognized tax benefits is shown below (in millions):

For the year ended December 31,	2015	2014	2013
Balance at beginning of period	$39.7	$45.2	$34.4
Additions based on tax positions related to current year	5.0	5.6	5.0
Additions (reductions) based on tax positions related to prior years	(0.2)	(1.8)	14.3
Settlements	(12.3)	(6.5)	(6.7)
Statute expirations	(0.6)	—	(0.8)
Foreign currency translation	(1.2)	(2.8)	(1.0)
Balance at end of period	$30.4	$39.7	$45.2
The Company recognizes interest and penalties with respect to unrecognized tax benefits as income tax expense. As of December 31, 2015 and 2014, the Company had recorded gross reserves of $7.5 million and $6.1 million (excluding federal benefit of $0.4 million as of December 31, 2015 and 2014), respectively, related to interest and penalties, of which $7.4 million and $6.1 million, respectively, if recognized, would affect the Company’s effective tax rate.
The Company operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subject to review by both domestic and foreign tax authorities. During the next twelve months, it is reasonably possible that, as a result of audit settlements, the conclusion of current examinations and the expiration of the statute of limitations in multiple jurisdictions, the Company may decrease the amount of its gross unrecognized tax benefits by approximately $1.0 million, all of which, if recognized, would affect the Company’s effective tax rate. The gross unrecognized tax benefits subject to potential decrease involve issues related to transfer pricing and various other tax items in multiple jurisdictions. However, as a result of ongoing examinations, tax proceedings in certain countries, additions to the gross unrecognized tax benefits for positions taken and interest and penalties, if any, arising in 2016, it is not possible to estimate the potential net increase or decrease to the Company’s gross unrecognized tax benefits during the next twelve months.
The Company considers its significant tax jurisdictions to include China, Germany, Hungary, Italy, Mexico, Poland, Spain, the United Kingdom and the United States. The Company or its subsidiaries generally remain subject to income tax examination in certain U.S. state and local jurisdictions for years after 2009. Further, the Company or its subsidiaries remain subject to income tax examination in Mexico and Spain for years after 2006, in Hungary and Poland for years after 2009, in Germany and Italy generally for years after 2010, in China and the United Kingdom for years after 2011 and in the United States generally for years after 2014.
Legislation
In December 2015, the Protecting Americans from Tax Hike (“PATH”) Act of 2015 was enacted, which retroactively extended various business and individual tax provisions, including the Research & Development Tax Credit. In 2015, the impact of the PATH Act was not significant to the Company.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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
Obligations and Funded Status
A reconciliation of the change in benefit obligation and the change in plan assets for the years ended December 31, 2015 and 2014, is shown below (in millions):

	Pension				Other Postretirement
	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Change in benefit obligation:
Benefit obligation at beginning of period	$717.8	$493.0	$586.7	$459.5	$83.3	$46.8	$91.6	$42.4
Service cost	4.7	8.4	3.7	8.8	0.2	0.7	0.2	0.9
Interest cost	28.7	16.2	28.5	20.4	3.1	1.7	4.0	2.0
Actuarial (gain) loss	(42.5)	(12.4)	119.8	66.5	(3.1)	(1.2)	(8.0)	6.9
Benefits paid	(22.1)	(19.9)	(20.9)	(22.4)	(4.6)	(2.2)	(4.5)	(2.6)
Curtailment	—	6.5	—	—	—	(2.8)	—	—
Special termination benefits	—	—	—	—	—	0.8	—	0.8
Translation adjustment	—	(64.4)	—	(39.8)	—	(7.3)	—	(3.6)
Benefit obligation at end of period	$686.6	$427.4	$717.8	$493.0	$78.9	$36.5	$83.3	$46.8

	Pension				Other Postretirement
	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Change in plan assets:
Fair value of plan assets at beginning of period	$519.2	$415.1	$503.5	$417.0	$—	$—	$—	$—
Actual return on plan assets	(3.7)	19.5	34.2	40.7	—	—	—	—
Employer contributions	28.7	13.9	2.4	15.2	4.6	2.2	4.5	2.6
Benefits paid	(22.1)	(19.9)	(20.9)	(22.4)	(4.6)	(2.2)	(4.5)	(2.6)
Translation adjustment	—	(60.4)	—	(35.4)	—	—	—	—
Fair value of plan assets at end of period	$522.1	$368.2	$519.2	$415.1	$—	$—	$—	$—

Funded status	$(164.5)	$(59.2)	$(198.6)	$(77.9)	$(78.9)	$(36.5)	$(83.3)	$(46.8)

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Pension				Other Postretirement
	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Amounts recognized in the consolidated balance sheet:
Other long-term assets	$—	$43.7	$—	$45.5	$—	$—	$—	$—
Accrued liabilities	(2.5)	(3.4)	(2.5)	(3.0)	(5.1)	(1.6)	(5.1)	(2.0)
Other long-term liabilities	(162.0)	(99.5)	(196.1)	(120.4)	(73.8)	(34.9)	(78.2)	(44.8)
As of December 31, 2015 and 2014, the accumulated benefit obligation for all of the Company’s pension plans was $1,099.2 million and $1,192.7 million, respectively. As of December 31, 2015 and 2014, the majority of the Company’s pension plans had accumulated benefit obligations in excess of plan assets. The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets of pension plans with accumulated benefit obligations in excess of plan assets were $874.4 million, $859.5 million and $607.0 million, respectively, as of December 31, 2015, and $930.4 million, $912.5 million and $608.5 million, respectively, as of December 31, 2014.
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
Pretax amounts recognized in other comprehensive income (loss) for the years ended December 31, 2015 and 2014, are shown below (in millions):

	Pension				Other Postretirement
	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial gains (losses) recognized:
Reclassification adjustments	$2.6	$4.1	$(0.3)	$1.4	$(1.2)	$0.5	$(0.7)	$0.1
Actuarial gain (loss) arising during the period	(0.4)	7.3	(123.6)	(53.4)	3.1	3.9	8.0	(6.9)
Prior service credit recognized:
Reclassification adjustments	—	—	—	—	—	(0.4)	—	(0.4)
Translation adjustment	—	12.8	—	4.5	—	1.2	—	0.2
	$2.2	$24.2	$(123.9)	$(47.5)	$1.9	$5.2	$7.3	$(7.0)
In addition, the Company recognized tax benefits (expense) in other comprehensive income (loss) related to its defined benefit plans of ($8.3) million, $56.5 million and ($70.1) million for the years ended December 31, 2015, 2014 and 2013, respectively.
Pretax amounts recorded in accumulated other comprehensive loss not yet recognized in net periodic benefit cost (credit) as of December 31, 2015 and 2014, are shown below (in millions):

	Pension				Other Postretirement
	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Net unrecognized actuarial gain (loss)	$(135.9)	$(73.4)	$(138.1)	$(97.6)	$13.6	$(5.4)	$11.7	$(11.3)
Prior service credit	—	—	—	—	—	1.2	—	1.9
	$(135.9)	$(73.4)	$(138.1)	$(97.6)	$13.6	$(4.2)	$11.7	$(9.4)

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Pretax amounts recorded in accumulated other comprehensive loss as of December 31, 2015, that are expected to be recognized as components of net periodic benefit cost (credit) in the year ending December 31, 2016, are shown below (in millions):

	Pension		Other Postretirement
	U.S.	Foreign	U.S.	Foreign
Net unrecognized actuarial loss	$(2.7)	$(3.1)	$(1.2)	$(0.2)
Prior service credit	—	—	—	0.3
	$(2.7)	$(3.1)	$(1.2)	$0.1
Net Periodic Pension and Other Postretirement Benefit Cost (Credit)
The components of the Company’s net periodic pension benefit cost (credit) are shown below (in millions):

	Year Ended December 31,
	2015		2014		2013
Pension	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$4.7	$8.4	$3.7	$8.8	$2.9	$10.2
Interest cost	28.7	16.2	28.5	20.4	26.2	20.7
Expected return on plan assets	(39.4)	(25.7)	(38.1)	(27.0)	(32.4)	(25.1)
Amortization of actuarial (gain) loss	2.6	4.1	(0.3)	1.3	4.1	6.4
Curtailment loss	—	7.7	—	—	—	—
Settlement loss	0.2	—	0.1	—	—	2.5
Net periodic benefit cost (credit)	$(3.2)	$10.7	$(6.1)	$3.5	$0.8	$14.7
The components of the Company’s net periodic other postretirement benefit cost (credit) are shown below (in millions):

	Year Ended December 31,
	2015		2014		2013
Other Postretirement	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$0.2	$0.7	$0.2	$0.9	$0.1	$1.1
Interest cost	3.1	1.7	4.0	2.0	3.6	2.0
Amortization of actuarial (gain) loss	(1.2)	0.5	(0.7)	0.1	(0.1)	0.3
Amortization of prior service credit	—	(0.4)	—	(0.4)	—	(0.4)
Special termination benefits	—	0.8	—	0.8	—	0.7
Settlement gain	—	—	—	—	—	(5.9)
Net periodic benefit cost (credit)	$2.1	$3.3	$3.5	$3.4	$3.6	$(2.2)
For the year ended December 31, 2015, the Company recognized a pension curtailment loss of $7.7 million, and for the year ended December 31, 2013, the Company recognized a pension settlement loss of $2.5 million related to its restructuring actions (Note 4, "Restructuring").
Assumptions
The weighted average actuarial assumptions used in determining the benefit obligations are shown below:

	Pension		Other Postretirement
December 31,	2015	2014	2015	2014
Discount rate:
Domestic plans	4.4%	4.1%	4.2%	3.9%
Foreign plans	3.8%	3.6%	4.2%	4.0%
Rate of compensation increase:
Foreign plans	3.3%	3.1%	N/A	N/A

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The weighted average actuarial assumptions used in determining the net periodic benefit cost (credit) are shown below:

For the year ended December 31,	2015	2014	2013
Pension
Discount rate:
Domestic plans	4.1%	5.0%	4.1%
Foreign plans	3.6%	4.7%	4.3%
Expected return on plan assets:
Domestic plans	7.8%	7.8%	8.0%
Foreign plans	6.5%	6.7%	6.7%
Rate of compensation increase:
Foreign plans	3.1%	3.4%	4.8%
Other postretirement
Discount rate:
Domestic plans	3.9%	4.5%	3.7%
Foreign plans	4.0%	5.0%	4.4%
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
Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. A 1% increase in the assumed rate of healthcare cost increases each year would increase the postretirement benefit obligation by $16.0 million as of December 31, 2015, and increase the net periodic postretirement benefit cost by $1.0 million for the year then ended. A 1% decrease in the assumed rate of healthcare cost increases each year would decrease the postretirement benefit obligation by $13.2 million as of December 31, 2015, and decrease the net periodic postretirement benefit cost by $0.7 million for the year then ended.
For the measurement of postretirement benefit obligation as of December 31, 2015, domestic healthcare costs were assumed to increase 6.7% in 2016, grading down over time to 4.5% in 2021. Foreign healthcare costs were assumed to increase 5.3% in 2016, grading down over time to 4.5% in 2031 on a weighted average basis.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Company’s pension plan assets by asset category are shown below (in millions). Pension plan assets for the foreign plans relate to the Company’s pension plans primarily in Canada and the United Kingdom.

December 31,	2015	2014
Equity securities:
Domestic plans	$302.2	$317.7
Foreign plans	211.5	238.9
Debt securities:
Domestic plans	130.8	137.9
Foreign plans	115.2	136.8
Alternative investments:
Domestic plans	53.0	53.7
Foreign plans	34.0	33.1
Cash and other:
Domestic plans	36.1	9.9
Foreign plans	7.5	6.3
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
The Company utilizes investment management firms to manage these assets in accordance with the Company’s investment policies. Excluding alternative investments, mutual funds and ETFs, retained investment managers are provided investment guidelines that indicate prohibited assets, which include commodities contracts, futures contracts, options, venture capital, real estate, interest-only or principal-only strips and investments in the Company’s own debt or equity. Derivative instruments are also prohibited without the specific approval of the Company. Investment managers are limited in the maximum size of individual security holdings and the maximum exposure to any one industry relative to the total portfolio. Fixed income managers are provided further investment guidelines that indicate minimum credit ratings for debt securities and limitations on weighted average maturity and portfolio duration.
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
Contributions
The Company's minimum required contributions to its domestic and foreign pension plans are expected to be approximately $10 to $15 million in 2016. The Company may elect to make contributions in excess of minimum funding requirements in response to investment performance or changes in interest rates or when the Company believes that it is financially advantageous to do so and based on its other cash requirements. The Company’s minimum funding requirements after 2016 will depend on several factors, including investment performance and interest rates. The Company’s minimum funding requirements may also be affected by changes in applicable legal requirements.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Benefit Payments
As of December 31, 2015, the Company’s estimate of expected benefit payments, excluding expected settlements relating to its restructuring actions, in each of the five succeeding years and in the aggregate for the five years thereafter are shown below (in millions):

	Pension		Other Postretirement
Year	U.S.	Foreign	U.S.	Foreign
2016	$25.9	$27.3	$5.2	$1.7
2017	26.7	22.8	5.3	1.5
2018	27.8	18.8	5.4	1.5
2019	29.4	19.0	5.5	1.6
2020	31.0	19.7	5.5	1.7
Five years thereafter	173.1	109.5	26.4	9.8
Multi-Employer Pension Plans
The Company currently participates in two multi-employer pension plans, the U.A.W. Labor-Management Group Pension Plan and UNITE Here National Retirement Fund, for certain of its employees. Contributions to these plans are based on three collective bargaining agreements. Two of the agreements expire on July 1, 2016, and one expires on April 24, 2020. Detailed information related to these plans is shown below (amounts in millions):

	Pension Protection Act Zone Status				Contributions to Multiemployer Pension Plans
Employer Identification Number	December 31, 2015 Certification	December 31, 2014 Certification	FIP/RP Pending or Implemented	Surcharge	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
516099782-001	Green	Green	No	No	$0.5	$0.6	$0.4
13-6130178	Red	Red	Yes	Yes	0.3	0.3	0.2
Defined Contribution Plan
The Company also sponsors defined contribution plans and participates in government-sponsored programs in certain foreign countries. Contributions are determined as a percentage of each covered employee’s salary. For the years ended December 31, 2015, 2014 and 2013, the aggregate cost of the defined contribution pension plans was $13.3 million, $12.0 million and $11.1 million, respectively.
The Company also has a defined contribution retirement program for its salaried employees. Contributions to this program are determined as a percentage of each covered employee’s eligible compensation. For the years ended December 31, 2015, 2014 and 2013, the Company recorded expense of $19.4 million, $17.8 million and $16.4 million, respectively, related to this program.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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
Common Stock Share Repurchase Program
Since the first quarter of 2011, the Company's Board of Directors has authorized $2.9 billion in share repurchases under its common stock share repurchase program. As of December 31, 2015, the Company has paid $2.4 billion in aggregate for repurchases of its common stock, at an average price of $68.12 per share, excluding commissions and related fees.
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
In 2015, the Company paid $487.4 million in aggregate for repurchases of its common stock (4,366,365 shares repurchased at an average purchase price of $111.62 per share, excluding commissions). In 2014, the Company paid $411.4 million in aggregate for repurchases of its common stock, including $355.9 million of open market purchases (3,805,114 shares repurchased at an average purchase price of $93.52 per share, excluding commissions) and $55.5 million to settle the ASR transaction. In 2013, the Company paid $1.0 billion in aggregate for repurchases of its common stock (15,533,758 shares repurchased, including the initial delivery of shares representing 80% of the ASR transaction's original value, at an average purchase price of $54.08 per share, excluding commissions).
The Company has a remaining repurchase authorization of $512.6 million under its current common stock share repurchase program, which will expire on December 31, 2017. The Company may implement these share repurchases through a variety of methods, including open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which the Company will repurchase its outstanding common stock and the timing of such repurchases will depend upon its financial condition, prevailing market conditions, alternative uses of capital and other factors. In addition, the Company’s Credit Agreement places certain limitations on the Company’s ability to repurchase its common stock.
In addition to shares repurchased under the Company’s common stock share repurchase program described above, the Company classified shares withheld from the settlement of the Company’s restricted stock unit awards to cover minimum tax withholding requirements as common stock held in treasury in the accompanying consolidated balance sheets as of December 31, 2015 and 2014.
In 2014 and 2013, the Company’s Board of Directors approved the retirement of 8 million shares and 20 million shares, respectively, of common stock held in treasury. These retired shares are reflected as authorized, but not issued, in the accompanying consolidated balance sheets as of December 31, 2015 and 2014. The 2014 retirement of shares held in treasury resulted in a reduction in common stock, additional paid-in capital and retained earnings of $0.1 million, $155.9 million and $363.9 million, respectively. These reductions were offset by a corresponding reduction in shares held in treasury of $519.9 million. The 2013 retirement of shares held in treasury resulted in a reduction in common stock, additional paid-in capital and retained earnings of $0.2 million, $389.7 million and $600.7 million, respectively. These reductions were offset by a corresponding reduction in shares held in treasury of $990.6 million. Accordingly, there was no effect on stockholders' equity as a result of these transactions.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Quarterly Dividend
In 2015, 2014 and 2013, the Company’s Board of Directors declared quarterly cash dividends of $0.25, $0.20 and $0.17 per share of common stock, respectively. In 2015, declared dividends totaled $79.4 million, and dividends paid totaled $78.5 million. In 2014, declared dividends totaled $67.1 million, and dividends paid totaled $65.3 million. In 2013, declared dividends totaled $59.4 million, and dividends paid totaled $58.4 million. Dividends payable on common shares to be distributed under the Company’s stock-based compensation program and common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings will be paid when such common shares are distributed.
Noncontrolling Interests
In 2015, a noncontrolling interest was established in a new less than wholly owned consolidated subsidiary. In 2014 and 2013, the Company acquired noncontrolling interests in certain of its consolidated subsidiaries. In 2014, the Company sold its controlling interest in a less than wholly owned consolidated subsidiary. There was no significant gain or loss recognized in connection with this transaction.
(10) Stock-Based Compensation
The Company adopted the Lear Corporation 2009 Long-Term Stock Incentive Plan as of November 9, 2009 (as amended, the "2009 LTSIP"). The 2009 LTSIP reserves 11,815,748 shares of common stock for issuance under stock option, restricted stock, restricted stock unit, restricted unit, performance share, performance unit and stock appreciation right awards.
Under the 2009 LTSIP, the Company has granted restricted stock units and performance shares to certain of its employees. The restricted stock units and performance shares generally vest in three years following the grant date. For the years ended December 31, 2015, 2014 and 2013, the Company recognized compensation expense related to the restricted stock unit and performance share awards of $64.5 million, $69.5 million and $58.4 million, respectively. Unrecognized compensation expense related to the restricted stock unit and performance share awards of $56.7 million will be recognized over the next 1.7 years on a weighted average basis. In accordance with the provisions of the restricted stock unit and performance share awards, the Company withholds shares from the settlement of such awards to cover minimum statutory tax withholding requirements. The withheld shares are classified as common stock held in treasury in the accompanying consolidated balance sheets as of December 31, 2015 and 2014. A summary of restricted stock unit and performance share transactions for the year ended December 31, 2015, is shown below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2014	764,548	$58.51	3,024,121	$53.29
Granted	206,895	$104.46	476,826	$97.92
Distributed (vested)	(247,662)		(1,029,333)
Cancelled	(15,032)		(241,278)
Outstanding as of December 31, 2015 (1)	708,749	$74.68	2,230,336	$66.91

Vested or expected to vest as of December 31, 2015	708,749		1,915,340

(1)	Outstanding performance shares are reflected at the maximum possible payout that may be earned during the relevant performance periods.
The grant date fair values of restricted stock units and performance shares are based on the share price on the grant date. The weighted average grant date fair value of restricted stock units granted in 2014 and 2013 was $79.73 and $56.69, respectively. The weighted average grant date fair value of performance shares granted in 2014 and 2013 was $73.85 and $51.03, respectively.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(11) Commitments and Contingencies
Legal and Other Contingencies
As of December 31, 2015 and 2014, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $9.2 million and $11.9 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.
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
The Settlement Agreements were approved by the United States Bankruptcy Court for the Southern District of New York on May 27, 2014, and preliminarily approved, on the record in open court, by the District Court on July 1, 2014. The Settlement Agreement between the Company and the class of direct purchasers received the final approval of the District Court on December 3, 2014. The Settlement Agreement between the Company and the class of auto dealers received the final approval of the District Court on December 7, 2015. The Settlement Agreement between the Company and the class of end-payor purchasers remains subject to the final approval of the District Court, which will be decided following the provision of notice to purported class members and a hearing to confirm the fairness of the settlement.
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
In addition, the Company is a party to agreements with certain of its customers, whereby these customers may pursue claims against the Company for contribution of all or a portion of the amounts sought in connection with product liability and warranty claims.

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
A summary of the changes in reserves for product liability and warranty claims for each of the periods in the two years ended December 31, 2015, is shown below (in millions):

Balance as of January 1, 2014	$28.3
Expense, net, including changes in estimates	11.4
Settlements	(9.3)
Foreign currency translation and other	(1.5)
Balance as of December 31, 2014	28.9
Expense, net, including changes in estimates	15.4
Settlements	(10.0)
Foreign currency translation and other	(1.3)
Balance as of December 31, 2015	$33.0
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
As of December 31, 2015 and 2014, the Company had recorded environmental reserves of $9.1 million and $4.8 million, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Employees
Approximately 46% of the Company’s employees are members of industrial trade unions and are employed under the terms of various labor agreements. Labor agreements covering approximately 88% of the Company’s unionized workforce of approximately 62,000 employees, including approximately 2% of the Company’s unionized workforce in the United States and Canada, are scheduled to expire in 2016. Management does not anticipate any significant difficulties with respect to the renewal of these agreements.
Lease Commitments
A summary of lease commitments as of December 31, 2015, under non-cancelable operating leases with terms exceeding one year is shown below (in millions):

2016	$100.9
2017	80.0
2018	74.4
2019	68.2
2020	61.9
Thereafter	71.7
Total	$457.1
The Company’s operating leases cover principally buildings and transportation equipment. Rent expense was $126.2 million, $128.1 million and $117.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.
(12) Segment Reporting
A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Year Ended December 31, 2015
	Seating	Electrical	Other	Consolidated
Revenues from external customers	$14,098.5	$4,112.9	$—	$18,211.4
Segment earnings (1)	907.0	554.4	(274.6)	1,186.8
Depreciation and amortization	239.3	99.3	9.2	347.8
Capital expenditures	317.2	134.4	34.2	485.8
Total assets	5,780.7	1,572.9	2,052.2	9,405.8

	Year Ended December 31, 2014
	Seating	Electrical	Other	Consolidated
Revenues from external customers	$13,310.6	$4,416.7	$—	$17,727.3
Segment earnings (1)	655.2	556.6	(282.6)	929.2
Depreciation and amortization	199.8	103.3	7.8	310.9
Capital expenditures	268.9	138.4	17.4	424.7
Total assets	4,855.6	1,609.9	2,647.6	9,113.1

	Year Ended December 31, 2013
	Seating	Electrical	Other	Consolidated
Revenues from external customers	$12,018.1	$4,215.9	$—	$16,234.0
Segment earnings (1)	576.9	414.3	(254.6)	736.6
Depreciation and amortization	181.3	96.4	7.8	285.5
Capital expenditures	288.5	163.4	8.7	460.6

(1)	See definition in Note 2, "Summary of Significant Accounting Policies — Segment Reporting."

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

For the year ended December 31, 2015, segment earnings include restructuring charges of $60.8 million, $13.9 million and $12.1 million in the seating and electrical segments and in the other category, respectively (Note 4, "Restructuring").
For the year ended December 31, 2014, segment earnings include restructuring charges of $84.0 million, $10.3 million and $12.7 million in the seating and electrical segments and in the other category, respectively (Note 4, "Restructuring").
For the year ended December 31, 2013, segment earnings include restructuring charges of $54.8 million , $13.1 million and $10.0 million in the seating and electrical segments and in the other category, respectively (Note 4, "Restructuring").
A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

For the year ended December 31,	2015	2014	2013
Segment earnings	$1,461.4	$1,211.8	$991.2
Corporate and regional headquarters and elimination of intercompany activity ("Other")	(274.6)	(282.6)	(254.6)
Consolidated income before interest, other expense, provision for income taxes and equity in net income of affiliates	1,186.8	929.2	736.6
Interest expense	86.7	67.5	68.4
Other expense, net	68.6	74.3	58.1
Consolidated income before provision for income taxes and equity in net income of affiliates	$1,031.5	$787.4	$610.1
Revenues from external customers and tangible long-lived assets for each of the geographic areas in which the Company operates is shown below (in millions):

For the year ended December 31,	2015	2014	2013
Revenues from external customers:
United States	$4,252.3	$3,708.4	$3,046.0
Mexico	2,777.3	2,373.9	2,225.9
China	2,141.9	2,092.9	1,842.9
Germany	1,987.3	2,327.7	2,204.6
Other countries	7,052.6	7,224.4	6,914.6
Total	$18,211.4	$17,727.3	$16,234.0

December 31,	2015	2014
Tangible long-lived assets:
United States	$337.1	$274.1
Mexico	374.6	293.3
China	244.7	179.8
Germany	129.9	140.6
Other countries	740.2	736.9
Total	$1,826.5	$1,624.7
The following is a summary of the percentage of revenues from major customers:

For the year ended December 31,	2015	2014	2013
Ford	22.5%	20.6%	21.9%
General Motors	20.0%	22.0%	21.9%
BMW	10.5%	11.1%	10.0%

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

In addition, a portion of the Company’s remaining revenues are from the above automotive manufacturing companies through various other automotive suppliers.
(13) Financial Instruments
Debt Instruments
The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to the quoted market prices of these securities (Level 2 input based on the GAAP fair value hierarchy). The estimated fair value, as well as the carrying value, of the Company's debt instruments are shown below (in millions):

December 31	2015	2014
Estimated aggregate fair value	$1,992.3	$1,749.3
Aggregate carrying value	1,965.6	1,718.7
Accounts Receivable Factoring
In 2014, one of the Company's European subsidiaries entered into an uncommitted factoring agreement, which provides for aggregate purchases of specified customer accounts of up to €200 million. As of December 31, 2015 and 2014, there were no factored receivables outstanding. The Company cannot provide any assurances that this factoring facility will be available or utilized in the future.
Marketable Equity Securities
Included in other current assets in the accompanying consolidated balance sheets as of December 31, 2015 and 2014, are $23.0 million and $18.0 million, respectively, of marketable equity securities, which the Company accounts for under the fair value option. Accordingly, unrealized gains and losses arising from changes in the fair value of the marketable equity securities are recognized in the consolidated statement of income as a component of other expense, net. The fair value of the marketable equity securities is determined by reference to quoted market prices in active markets (Level 1 input based on the GAAP fair value hierarchy).
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

the hedged transaction in an effort to reduce exposure to fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, various European currencies, the Thai baht, the Canadian dollar and the Chinese renminbi.
The notional values and estimated fair values of the Company's foreign currency derivative contracts are shown below (in millions, except for maturities):

December 31	2015	2014
Foreign currency contracts designated as cash flow hedges:
Notional amount	$1,394.6	$1,160.9
Fair value	$(46.4)	$(37.7)
Outstanding maturities in months, not to exceed	24	24
Contracts not designated as hedging instruments:
Notional amount	$423.4	$170.1
Fair value	$(4.5)	$1.1
Outstanding maturities in months, not to exceed	12	12
Combined notional amount	$1,818.0	$1,331.0
Foreign currency derivative contracts that did not qualify for hedge accounting consist principally of hedges of cash transactions, intercompany loans and certain other balance sheet exposures.
The fair value of outstanding foreign currency derivative contracts and the related classification in the accompanying consolidated balance sheets as of December 31, 2015 and 2014, are shown below (in millions):

December 31,	2015	2014
Contracts qualifying for hedge accounting:
Other current assets	$8.2	$6.8
Other long-term assets	0.3	0.1
Other current liabilities	(51.5)	(38.5)
Other long-term liabilities	(3.4)	(6.1)
	(46.4)	(37.7)
Contracts not qualifying for hedge accounting:
Other current assets	3.6	2.1
Other current liabilities	(8.1)	(1.0)
	(4.5)	1.1
	$(50.9)	$(36.6)
Pretax amounts related to foreign currency derivative contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

For the year ended December 31,	2015	2014	2013
Contracts qualifying for hedge accounting:
Gains (losses) recognized in accumulated other comprehensive loss	$(47.3)	$(36.0)	$18.8
(Gains) losses reclassified from accumulated other comprehensive loss	38.6	(8.2)	(32.2)
Other comprehensive loss	$(8.7)	$(44.2)	$(13.4)

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Pretax gains (losses) reclassified from accumulated other comprehensive loss to net sales and cost of sales are shown below (in millions):

For the year ended December 31,	2015	2014	2013
Net sales	$3.7	$1.2	$3.9
Cost of sales	(42.3)	7.0	28.3
	$(38.6)	$8.2	$32.2
Accumulated Other Comprehensive Loss - Derivative Instruments and Hedging Activities
As of December 31, 2015 and 2014, net pretax losses of approximately $46.4 million and $37.7 million, respectively, related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. During the next twelve month period, the Company expects to reclassify into earnings net losses of approximately $43.3 million recorded in accumulated other comprehensive loss as of December 31, 2015. Such losses will be reclassified at the time that the underlying hedged transactions are realized. For the years ended December 31, 2015, 2014 and 2013, amounts recognized in the accompanying consolidated statements of income related to changes in the fair value of cash flow and fair value hedges excluded from the Company’s effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material. In addition, the Company recognized tax benefits of $3.5 million, $14.8 million and $5.3 million in other comprehensive income (loss) related to its derivative instruments and hedging activities for the years ended December 31, 2015, 2014 and 2013, respectively.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of December 31, 2015 and 2014, are shown below (in millions):

	December 31, 2015
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts	Recurring	$(50.9)	Market / Income	$—	$(50.9)	$—
Marketable equity securities	Recurring	23.0	Market	23.0	—	—

	December 31, 2014
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts	Recurring	$(36.6)	Market / Income	$—	$(36.6)	$—
Marketable equity securities	Recurring	18.0	Market	18.0	—	—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. To estimate this credit spread, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of December 31, 2015 and 2014, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy during 2015 and 2014.
For further information on fair value measurements and the Company’s defined benefit pension plan assets, see Note 8, "Pension and Other Postretirement Benefit Plans."
Items Measured at Fair Value on a Non-recurring Basis
The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. As a result of the acquisition of Eagle Ottawa in 2015, Level 3 fair value estimates related to property, plant and equipment of $142.4 million, intangible assets of $211.3 million and contingent consideration of $25.0 million are recorded in the accompanying consolidated balance sheet as of December 31, 2015 (Note 3, "Acquisition"). Fair value estimates of property, plant and equipment were based on independent appraisals, giving consideration to the highest and best use of the assets. Key assumptions used in the appraisals were based on a combination of market and cost approaches, as appropriate. Fair value estimates of customer-based intangible assets were based on the present value of future earnings attributable to the asset group after recognition of required returns to other contributory assets. Fair value estimates of contingent consideration were based on an income approach. As of December 31, 2014, there were no significant assets or liabilities measured at fair value on a non-recurring basis.
For further information on assets and liabilities measured at fair value on a non-recurring basis, see Note 2, "Summary of Significant Accounting Policies," and Note 4, "Restructuring."

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(14) Quarterly Financial Data (unaudited)
(In millions, except per share data)

	Thirteen Weeks Ended
	March 28, 2015	June 27, 2015	September 26, 2015	December 31, 2015
Net sales	$4,521.4	$4,635.1	$4,330.3	$4,724.6
Gross profit	425.7	450.2	453.2	490.7
Consolidated net income	156.7	192.9	193.3	252.9
Net income attributable to Lear	147.3	181.9	181.0	235.3
Basic net income per share attributable to Lear	1.88	2.35	2.37	3.13
Diluted net income per share attributable to Lear	1.86	2.33	2.34	3.07
In the first quarter of 2015, the Company recognized a loss of $14.3 million related to the redemption of the remaining outstanding aggregate principal amount of the 2020 Notes. In the first, second, third and fourth quarters of 2015, the Company recognized $14.0 million, $15.8 million, $2.2 million and $11.1 million of net tax benefits, respectively, primarily related to restructuring charges, debt redemption costs, acquisition costs and various other items.

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
For further information, see Note 7, "Income Taxes," and Note 11, "Commitments and Contingencies."
(15) Accounting Pronouncements
Discontinued Operations
The FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which amends ASC 205, "Presentation of Financial Statements," and ASC 360, "Property, Plant and Equipment." The provisions of this update change the criteria for determining which disposals can be presented as a discontinued operation and modifies existing disclosure requirements. The provisions of this update were effective as of January 1, 2015. The effects of adoption were not significant.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Revenue Recognition
The FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which amends existing revenue recognition guidance and requires additional financial statement disclosures. The provisions of this update were to be effective as of January 1, 2017; however, in August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date to January 1, 2018. The provisions of this update may be applied through a full retrospective or a modified retrospective approach. The Company is currently evaluating the impact of this update.
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
Simplifying the Presentation of Debt Issuance Costs
For further information, see Note 6, "Debt."
Inventory
The FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory," which requires entities to measure inventory at the lower of cost or net realizable value rather than at the lower of cost or market. The provisions of this update are effective as of January 1, 2017 (with early adoption permitted) and are not expected to significantly impact the Company.
Business Combinations
The FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. The provisions of this update are effective as of January 1, 2016 and are not expected to significantly impact the Company.
Deferred Taxes
For further information, see Note 7, "Income Taxes."
Financial Instruments
The FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities," which requires the fair value measurement of investments in equity securities and other ownership interests that do not result in consolidation and are not accounted for under the equity method. Such ownership interests include interests in investments in partnerships, unincorporated joint ventures and limited liability companies. The provisions of this update contain a practicability exception for qualifying investments and are effective as of January 1, 2018 (with early adoption permitted). The Company is currently evaluating the impact of this update.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(16) Supplemental Guarantor Consolidating Financial Statements

	December 31, 2015
(in millions)	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$526.4	$0.3	$669.9	$—	$1,196.6
Accounts receivable	46.4	534.5	2,009.1	—	2,590.0
Inventories	4.0	407.0	536.6	—	947.6
Intercompany accounts	45.9	79.5	—	(125.4)	—
Other	114.0	25.8	412.6	—	552.4
Total current assets	736.7	1,047.1	3,628.2	(125.4)	5,286.6
Long-Term Assets:
Property, plant and equipment, net	134.2	417.6	1,274.7	—	1,826.5
Goodwill	39.9	651.3	362.6	—	1,053.8
Investments in subsidiaries	3,101.3	2,139.4	—	(5,240.7)	—
Intercompany loans receivable	904.1	184.5	245.1	(1,333.7)	—
Other	566.3	203.9	493.8	(25.1)	1,238.9
Total long-term assets	4,745.8	3,596.7	2,376.2	(6,599.5)	4,119.2
Total assets	$5,482.5	$4,643.8	$6,004.4	$(6,724.9)	$9,405.8
Liabilities and Equity
Current Liabilities:
Accounts payable and drafts	$78.0	$681.2	$1,745.2	$—	$2,504.4
Accrued liabilities	144.0	277.0	891.1	—	1,312.1
Intercompany accounts	—	—	125.4	(125.4)	—
Current portion of long-term debt	21.9	—	1.2	—	23.1
Total current liabilities	243.9	958.2	2,762.9	(125.4)	3,839.6
Long-Term Liabilities:
Long-term debt	1,925.3	—	6.4	—	1,931.7
Intercompany loans payable	221.6	650.1	462.0	(1,333.7)	—
Other	164.3	164.9	312.7	(25.1)	616.8
Total long-term liabilities	2,311.2	815.0	781.1	(1,358.8)	2,548.5
Equity:
Lear Corporation stockholders’ equity	2,927.4	2,870.6	2,370.1	(5,240.7)	2,927.4
Noncontrolling interests	—	—	90.3	—	90.3
Equity	2,927.4	2,870.6	2,460.4	(5,240.7)	3,017.7
Total liabilities and equity	$5,482.5	$4,643.8	$6,004.4	$(6,724.9)	$9,405.8

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(16) Supplemental Guarantor Consolidating Financial Statements

	December 31, 2014
(in millions)	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$377.8	$—	$716.3	$—	$1,094.1
Accounts receivable	53.9	459.0	1,958.8	—	2,471.7
Inventories	1.8	348.1	503.8	—	853.7
Intercompany accounts, net	49.6	40.7	—	(90.3)	—
Other	325.2	24.2	396.7	—	746.1
Total current assets	808.3	872.0	3,575.6	(90.3)	5,165.6
Long-Term Assets:
Property, plant and equipment, net	106.4	334.5	1,183.8	—	1,624.7
Goodwill	23.5	401.0	301.7	—	726.2
Investments in subsidiaries	2,010.6	1,815.7	—	(3,826.3)	—
Intercompany loans receivable	1,268.1	168.6	212.6	(1,649.3)	—
Other	996.3	93.7	532.6	(26.0)	1,596.6
Total long-term assets	4,404.9	2,813.5	2,230.7	(5,501.6)	3,947.5
Total assets	$5,213.2	$3,685.5	$5,806.3	$(5,591.9)	$9,113.1
Liabilities and Equity
Current Liabilities:
Accounts payable and drafts	$91.1	$687.7	$1,746.5	$—	$2,525.3
Accrued liabilities	138.1	203.9	837.3	—	1,179.3
Intercompany accounts, net	—	—	90.3	(90.3)	—
Current portion of long-term debt	240.5	—	—	—	240.5
Total current liabilities	469.7	891.6	2,674.1	(90.3)	3,945.1
Long-Term Liabilities:
Long-term debt	1,454.0	—	—	—	1,454.0
Intercompany loans payable	138.9	698.8	811.6	(1,649.3)	—
Other	191.8	173.8	345.1	(26.0)	684.7
Total long-term liabilities	1,784.7	872.6	1,156.7	(1,675.3)	2,138.7
Equity:
Lear Corporation stockholders’ equity	2,958.8	1,921.3	1,905.0	(3,826.3)	2,958.8
Noncontrolling interests	—	—	70.5	—	70.5
Equity	2,958.8	1,921.3	1,975.5	(3,826.3)	3,029.3
Total liabilities and equity	$5,213.2	$3,685.5	$5,806.3	$(5,591.9)	$9,113.1

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(16) Supplemental Guarantor Consolidating Financial Statements

	Year Ended December 31, 2015
(in millions)	Lear	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$427.2	$8,231.3	$14,793.6	$(5,240.7)	$18,211.4
Cost of sales	619.4	7,409.1	13,603.8	(5,240.7)	16,391.6
Selling, general and administrative expenses	262.7	59.0	258.8	—	580.5
Intercompany operating (income) expense, net	(348.5)	209.9	138.6	—	—
Amortization of intangible assets	1.9	20.7	29.9	—	52.5
Interest expense	70.4	25.5	(9.2)	—	86.7
Other expense, net	25.9	0.9	41.8	—	68.6
Consolidated income before provision for income taxes and equity in net income of affiliates and subsidiaries	(204.6)	506.2	729.9	—	1,031.5
Provision for income taxes	(86.7)	188.0	184.2	—	285.5
Equity in net income of affiliates	0.7	(0.9)	(49.6)	—	(49.8)
Equity in net income of subsidiaries	(864.1)	(395.1)	—	1,259.2	—
Consolidated net income	745.5	714.2	595.3	(1,259.2)	795.8
Less: Net income attributable to noncontrolling interests	—	—	50.3	—	50.3
Net income attributable to Lear	$745.5	$714.2	$545.0	$(1,259.2)	$745.5

Consolidated comprehensive income	$517.4	$699.3	$368.1	$(1,021.0)	$563.8
Less: Comprehensive income attributable to noncontrolling interests	—	—	46.4	—	46.4
Comprehensive income attributable to Lear	$517.4	$699.3	$321.7	$(1,021.0)	$517.4

	Year Ended December 31, 2014
(in millions)	Lear	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$467.1	$7,086.4	$14,996.5	$(4,822.7)	$17,727.3
Cost of sales	662.7	6,468.6	13,925.9	(4,822.7)	16,234.5
Selling, general and administrative expenses	227.3	36.4	266.2	—	529.9
Intercompany operating (income) expense, net	(448.2)	287.2	161.0	—	—
Amortization of intangible assets	1.7	4.7	27.3	—	33.7
Interest expense	49.0	24.9	(6.4)	—	67.5
Other expense, net	26.5	1.0	46.8	—	74.3
Consolidated income before provision for income taxes and equity in net income of affiliates and subsidiaries	(51.9)	263.6	575.7	—	787.4
Provision for income taxes	(21.6)	93.3	49.7	—	121.4
Equity in net income of affiliates	0.4	(1.5)	(35.2)	—	(36.3)
Equity in net income of subsidiaries	(703.1)	(390.3)	—	1,093.4	—
Consolidated net income	672.4	562.1	561.2	(1,093.4)	702.3
Less: Net income attributable to noncontrolling interests	—	—	29.9	—	29.9
Net income attributable to Lear	$672.4	$562.1	$531.3	$(1,093.4)	$672.4

Consolidated comprehensive income	$336.5	$502.1	$320.4	$(794.5)	$364.5
Less: Comprehensive income attributable to noncontrolling interests	—	—	28.0	—	28.0
Comprehensive income attributable to Lear	$336.5	$502.1	$292.4	$(794.5)	$336.5

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(16) Supplemental Guarantor Consolidating Financial Statements

	Year Ended December 31, 2013
(in millions)	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
Net sales	$449.0	$6,261.1	$14,042.2	$(4,518.3)	$16,234.0
Cost of sales	643.6	5,629.5	13,179.5	(4,518.3)	14,934.3
Selling, general and administrative expenses	211.4	20.6	296.7	—	528.7
Intercompany operating (income) expense, net	(395.4)	292.4	103.0	—	—
Amortization of intangible assets	1.7	4.7	28.0	—	34.4
Interest expense	52.0	19.3	(2.9)	—	68.4
Other expense, net	6.5	7.6	44.0	—	58.1
Consolidated income before provision for income taxes and equity in net income of affiliates and subsidiaries	(70.8)	287.0	393.9	—	610.1
Provision for income taxes	(33.9)	113.6	113.0	—	192.7
Equity in net income of affiliates	0.7	(2.0)	(37.1)	—	(38.4)
Equity in net income of subsidiaries	(469.0)	(138.2)	—	607.2	—
Consolidated net income	431.4	313.6	318.0	(607.2)	455.8
Less: Net income attributable to noncontrolling interests	—	—	24.4	—	24.4
Net income attributable to Lear	$431.4	$313.6	$293.6	$(607.2)	$431.4

Consolidated comprehensive income	$566.1	$340.8	$379.0	$(693.9)	$592.0
Less: Comprehensive income attributable to noncontrolling interests	—	—	25.9	—	25.9
Comprehensive income attributable to Lear	$566.1	$340.8	$353.1	$(693.9)	$566.1

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(16) Supplemental Guarantor Consolidating Financial Statements

	Year Ended December 31, 2015
(in millions)	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$142.2	$385.1	$900.1	$(156.3)	$1,271.1

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(43.2)	(116.8)	(325.8)	—	(485.8)
Acquisitions, net of cash acquired and use of $350 million restricted cash (see non-cash investing activities below) (Note 3)	(521.1)	1.2	20.7	—	(499.2)
Intercompany transactions	626.5	(15.9)	(32.5)	(578.1)	—
Other, net	(7.6)	8.4	18.9	—	19.7
Net cash used in investing activities	54.6	(123.1)	(318.7)	(578.1)	(965.3)

Cash Flows from Financing Activities:
Credit agreement borrowings	500.0	—	—	—	500.0
Credit agreement repayments	(9.4)	—	—	—	(9.4)
Repurchase of senior notes, net of use of $250 million restricted cash (see non-cash financing activities below) (Note 6)	(5.0)	—	—	—	(5.0)
Repurchase of common stock	(487.4)	—	—	—	(487.4)
Dividends paid to Lear Corporation stockholders	(78.5)	—	—	—	(78.5)
Dividends paid to noncontrolling interests	—	—	(27.8)	—	(27.8)
Change in intercompany accounts	82.7	(261.7)	(555.4)	734.4	—
Other, net	(50.6)	—	2.4	—	(48.2)
Net cash used in financing activities	(48.2)	(261.7)	(580.8)	734.4	(156.3)

Effect of foreign currency translation	—	—	(47.0)	—	(47.0)
Net Change in Cash and Cash Equivalents	148.6	0.3	(46.4)	—	102.5
Cash and Cash Equivalents as of Beginning of Period	377.8	—	716.3	—	1,094.1
Cash and Cash Equivalents as of End of Period	$526.4	$0.3	$669.9	$—	$1,196.6

Non-cash Investing Activities
Cash restricted for use - acquisition of Eagle Ottawa	$(350.0)	$—	$—	$—	$(350.0)

Non-cash Financing Activities
Cash restricted for use - repurchase of senior notes	$(250.0)	$—	$—	$—	$(250.0)

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(16) Supplemental Guarantor Consolidating Financial Statements

	Year Ended December 31, 2014
(in millions)	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$165.4	$177.5	$597.5	$(12.6)	$927.8

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(25.6)	(88.2)	(310.9)	—	(424.7)
Cash restricted for use - acquisition of Eagle Ottawa	(350.0)	—	—	—	(350.0)
Intercompany transactions	352.5	(38.9)	(46.3)	(267.3)	—
Other, net	(6.8)	15.1	(14.2)	—	(5.9)
Net cash used in investing activities	(29.9)	(112.0)	(371.4)	(267.3)	(780.6)

Cash Flows from Financing Activities:
Proceeds from the issuance of senior notes	975.0	—	—	—	975.0
Repurchase of senior notes	(327.1)	—	—	—	(327.1)
Payment of debt issuance and other financing costs	(18.1)	—	—	—	(18.1)
Cash restricted for use - repurchase of senior notes	(250.0)	—	—	—	(250.0)
Repurchase of common stock	(411.4)	—	—	—	(411.4)
Dividends paid to Lear Corporation stockholders	(65.3)	—	—	—	(65.3)
Dividends paid to noncontrolling interests	—	—	(25.9)	—	(25.9)
Intercompany transactions	15.9	(65.6)	(230.2)	279.9	—
Other, net	(20.2)	—	(17.8)	—	(38.0)
Net cash used in financing activities	(101.2)	(65.6)	(273.9)	279.9	(160.8)

Effect of foreign currency translation	—	—	(30.0)	—	(30.0)
Net Change in Cash and Cash Equivalents	34.3	(0.1)	(77.8)	—	(43.6)
Cash and Cash Equivalents as of Beginning of Period	343.5	0.1	794.1	—	1,137.7
Cash and Cash Equivalents as of End of Period	$377.8	$—	$716.3	$—	$1,094.1

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(16) Supplemental Guarantor Consolidating Financial Statements

	Year Ended December 31, 2013
(in millions)	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$174.3	$226.0	$480.1	$(60.3)	$820.1

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(17.9)	(110.6)	(332.1)	—	(460.6)
Insurance proceeds	—	—	7.1	—	7.1
Intercompany transactions	304.1	(2.4)	1,090.9	(1,392.6)	—
Other, net	43.0	3.8	2.8	—	49.6
Net cash used in investing activities	329.2	(109.2)	768.7	(1,392.6)	(403.9)

Cash Flows from Financing Activities:
Proceeds from the issuance of senior notes	500.0	—	—	—	500.0
Repurchase of senior notes	(72.1)	—	—	—	(72.1)
Payment of debt issuance and other financing costs	(13.4)	—	—	—	(13.4)
Repurchase of common stock	(1,000.1)	—	—	—	(1,000.1)
Dividends paid to Lear Corporation stockholders	(58.4)	—	—	—	(58.4)
Dividends paid to noncontrolling interests	—	—	(44.0)	—	(44.0)
Change in intercompany accounts	6.5	(116.8)	(1,342.6)	1,452.9	—
Other, net	(3.9)	—	(6.6)	—	(10.5)
Net cash used in financing activities	(641.4)	(116.8)	(1,393.2)	1,452.9	(698.5)

Effect of foreign currency translation	—	—	17.8	—	17.8
Net Change in Cash and Cash Equivalents	(137.9)	—	(126.6)	—	(264.5)
Cash and Cash Equivalents as of Beginning of Period	481.4	0.1	920.7	—	1,402.2
Cash and Cash Equivalents as of End of Period	$343.5	$0.1	$794.1	$—	$1,137.7

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(16) Supplemental Guarantor Consolidating Financial Statements

Basis of Presentation — Certain of the Company’s domestic 100% owned subsidiaries (the "Guarantors") have jointly and severally unconditionally guaranteed, on a senior unsecured basis, the performance and the full and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of the Company’s obligations under the Credit Agreement and the indentures governing the Notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the Notes. The Notes consist of $500 million in aggregate principal amount of 4.75% senior unsecured notes due 2023, $325 million in aggregate principal amount of 5.375% senior unsecured notes due 2024 and $650 million in aggregate principal amount of 5.25% senior unsecured noted due 2025. The Guarantors include Eagle Ottawa North America, LLC, Guilford Mills, Inc., Lear Corporation EEDS and Interiors, Lear Mexican Seating Corporation and Lear Operations Corporation. In lieu of providing separate financial statements for the Guarantors, the Company has included the supplemental guarantor consolidating financial statements above. These financial statements reflect the Guarantors listed above for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.
The supplemental guarantor consolidating financial statements have been restated to reflect certain changes to the equity investments of the Guarantors in 2014 and 2013.
Distributions — There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.
Selling, General and Administrative Expenses — Corporate and division selling, general and administrative expenses are allocated to the operating subsidiaries based on various factors, which estimate usage of particular corporate and division functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries. For the years ended December 31, 2015, 2014 and 2013, $124.2 million, $121.8 million and $111.5 million, respectively, of selling, general and administrative expenses were allocated from Lear.
Long-Term Debt of Lear and the Guarantors — A summary of long-term debt of Lear and the Guarantors on a combined basis is shown below (in millions):

December 31,	2015	2014
Senior notes	$1,947.2	$1,694.5
Less — Current portion	(21.9)	(240.5)
Long-term debt	$1,925.3	$1,454.0

LEAR CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2015
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$27.5	$14.1	$(4.5)	$(2.7)	$34.4
Allowance for deferred tax assets	508.5	51.9	(25.9)	(38.8)	495.7
Total	$536.0	$66.0	$(30.4)	$(41.5)	$530.1

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2014
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$34.5	$7.6	$(10.0)	$(4.6)	$27.5
Allowance for deferred tax assets	642.6	41.3	(117.0)	(58.4)	508.5
Total	$677.1	$48.9	$(127.0)	$(63.0)	$536.0

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2013
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$35.4	$11.8	$(13.9)	$1.2	$34.5
Allowance for deferred tax assets	628.2	54.9	(55.5)	15.0	642.6
Total	$663.6	$66.7	$(69.4)	$16.2	$677.1

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

(b)	Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). In January 2015, the Company completed the acquisition of Everett Smith Group, Ltd. ("Eagle Ottawa") and is currently integrating Eagle Ottawa into its operations, compliance programs and internal control processes. As permitted by Securities and Exchange Commission ("SEC") rules and regulations, the Company has excluded Eagle Ottawa from management's evaluation of internal control over financial reporting as of December 31, 2015. Eagle Ottawa constituted 11% of the Company's total assets as of December 31, 2015, and 5% of the Company's net sales for the year then ended. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

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

(d)	Changes in Internal Control over Financial Reporting
Excluding the impact of the acquisition of Eagle Ottawa, there was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is currently integrating Eagle Ottawa into its operations, compliance programs and internal control processes. As permitted by SEC rules and regulations, the Company has excluded Eagle Ottawa from management's evaluation of internal control over financial reporting as of December 31, 2015.
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
Equity Compensation Plan Information

As of December 31, 2015	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,939,085	(1)	$—	(2)	3,662,993
Equity compensation plans not approved by security holders	—		—		—
Total	2,939,085		$—		3,662,993

(1)
Includes 708,749 of outstanding restricted stock units and 2,230,336 of outstanding performance shares. Outstanding performance shares are reflected at the maximum possible payout that may be earned during the relevant performance periods.

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
Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts
All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

3.	The exhibits listed on the "Index to Exhibits" on pages 109 through 111 are filed with this Form 10-K or incorporated by reference as set forth below.

(b)	The exhibits listed on the "Index to Exhibits" on pages 109 through 111 are filed with this Form 10-K or incorporated by reference as set forth below.

(c)	Additional Financial Statement Schedules
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 9, 2016.

Lear Corporation

By:	/s/ Matthew J. Simoncini
Matthew J. Simoncini
President and Chief Executive Officer and a Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Lear Corporation and in the capacities indicated on February 9, 2016.

/s/ Matthew J. Simoncini	/s/ Kathleen A. Ligocki
Matthew J. Simoncini	Kathleen A. Ligocki
President and Chief Executive Officer and a Director	a Director
(Principal Executive Officer)

/s/ Jeffrey H. Vanneste	/s/ Conrad L. Mallett, Jr.
Jeffrey H. Vanneste	Conrad L. Mallett, Jr.
Senior Vice President and Chief Financial Officer	a Director
(Principal Financial Officer )

/s/ James L. Murawski	/s/ Donald L. Runkle
James L. Murawski	Donald L. Runkle
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	a Director

/s/ Richard H. Bott	/s/ Gregory C. Smith
Richard H. Bott	Gregory C. Smith
a Director	a Director

/s/ Thomas P. Capo	/s/ Henry D.G. Wallace
Thomas P. Capo	Henry D.G. Wallace
a Director	Non-Executive Chairman of the Board of Directors and a Director

/s/ Jonathan F. Foster
Jonathan F. Foster a Director

Index to Exhibits

Exhibit Number		Exhibit

3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 9, 2009).

3.2		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 9, 2009).

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

4.9
Sixth Supplemental Indenture, dated June 25, 2015, among the Company, the Subsidiary Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2015).

10.1
Amended and Restated Credit Agreement, dated as of November 14, 2014, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 14, 2014).

10.2	*
Lear Corporation 2009 Long-Term Stock Incentive Plan, amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.3	*
Lear Corporation Pension Equalization Program, as amended through August 15, 2003 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.4	*
First Amendment to the Lear Corporation Pension Equalization Program, dated as of December 21, 2006 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.5	*
Second Amendment to the Lear Corporation Pension Equalization Program, dated as of May 9, 2007 (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.6	*
Third Amendment to the Lear Corporation Pension Equalization Program, effective as of December 18, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 18, 2007).

**10.7	*	Lear Corporation Outside Directors Compensation Plan, amended and restated effective January 1, 2016.

10.8	*
Lear Corporation Outside Directors Compensation Plan – Form of Retainer and Stock Grant Deferral Elections (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.9	*
Form of 2014 Restricted Stock Unit Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011).

10.10	*
Form of Performance Share Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011).

**10.11	*	Form of 2016 Restricted Stock Unit Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan.

**10.12	*	Form of 2016 Performance Share Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan.

10.13	*
Lear Corporation Salaried Retirement Restoration Program (f/k/a Lear Corporation PSP Excess Plan), amended and restated effective January 1, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 14, 2012).

**10.14	*	Form of Restricted Stock Unit "Career Shares" Award Agreement under the Lear Corporation 2009 Long-Term Stock Incentive Plan.

10.15	*
Form of 2013 Restricted Stock Unit Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2013).

10.16	*
Amended and Restated Employment Agreement, dated as of August 9, 2011, between the Company and Matthew J. Simoncini (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011).

10.17	*
Employment Agreement, dated March 15, 2012, between the Company and Jeffrey H. Vanneste (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.18	*
Amended and Restated Employment Agreement, dated September 12, 2012, between the Company and Frank C. Orsini (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012).

10.19	*
Amended and Restated Employment Agreement, dated September 11, 2013, between the Company and Raymond E. Scott (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2013).

10.20	*
Amended and Restated Employment Agreement, dated September 11, 2013, between the Company and Terrence B. Larkin (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2013).

10.21	*
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

10.24	*
Lear Corporation Annual Incentive Plan (Amended and Restated as of January 1, 2014) (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 1, 2014).

10.25	*
First Amendment to the Lear Corporation Salaried Retirement Restoration Program (as amended and restated effective January 1, 2013 (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014).

10.26
First Amendment, dated August 20, 2015, to the Amended and Restated Credit Agreement, dated as of November 14, 2014, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2015).

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