Form 10-Q
period 2016-04-02
LEAR CORP
filed 2016-04-27
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2016.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 22, 2016, the number of shares outstanding of the registrant’s common stock was 73,774,556 shares.

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED APRIL 2, 2016

LEAR CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We have prepared the condensed consolidated financial statements of Lear Corporation and subsidiaries, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended December 31, 2015.
The financial information presented reflects all adjustments (consisting of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations, cash flows and financial position for the interim periods presented. These results are not necessarily indicative of a full year’s results of operations.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	April 2, 2016 (1)	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,174.1	$1,196.6
Accounts receivable	3,048.8	2,590.0
Inventories	1,009.7	947.6
Other	543.1	552.4
Total current assets	5,775.7	5,286.6
LONG-TERM ASSETS:
Property, plant and equipment, net	1,874.0	1,826.5
Goodwill	1,065.3	1,053.8
Other	1,244.5	1,238.9
Total long-term assets	4,183.8	4,119.2
Total assets	$9,959.5	$9,405.8

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$2.6	$—
Accounts payable and drafts	2,790.0	2,504.4
Accrued liabilities	1,450.5	1,312.1
Current portion of long-term debt	26.4	23.1
Total current liabilities	4,269.5	3,839.6
LONG-TERM LIABILITIES:
Long-term debt	1,928.5	1,931.7
Other	617.1	616.8
Total long-term liabilities	2,545.6	2,548.5
EQUITY:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 80,563,291 shares issued as of April 2, 2016 and December 31, 2015	0.8	0.8
Additional paid-in capital	1,346.9	1,451.9
Common stock held in treasury, 6,796,200 and 6,099,078 shares as of April 2, 2016 and December 31, 2015, respectively, at cost	(700.4)	(623.0)
Retained earnings	3,050.9	2,827.8
Accumulated other comprehensive loss	(660.6)	(730.1)
Lear Corporation stockholders’ equity	3,037.6	2,927.4
Noncontrolling interests	106.8	90.3
Equity	3,144.4	3,017.7
Total liabilities and equity	$9,959.5	$9,405.8

(1)	Unaudited.
The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions, except per share data)

	Three Months Ended
	April 2, 2016	March 28, 2015
Net sales	$4,662.9	$4,521.4

Cost of sales	4,127.2	4,095.7
Selling, general and administrative expenses	149.0	151.7
Amortization of intangible assets	13.2	13.3
Interest expense	21.1	24.4
Other expense, net	8.5	30.0
Consolidated income before provision for income taxes and equity in net income of affiliates	343.9	206.3
Provision for income taxes	98.2	62.9
Equity in net income of affiliates	(16.8)	(13.3)
Consolidated net income	262.5	156.7
Less: Net income attributable to noncontrolling interests	14.1	9.4
Net income attributable to Lear	$248.4	$147.3

Basic net income per share attributable to Lear	$3.33	$1.88

Diluted net income per share attributable to Lear	$3.29	$1.86

Cash dividends declared per share	$0.30	$0.25

Average common shares outstanding	74,689,475	78,250,590

Average diluted shares outstanding	75,474,339	79,079,598

Consolidated comprehensive income (Note 12)	$332.2	$28.8
Less: Comprehensive income attributable to noncontrolling interests	14.3	9.3
Comprehensive income attributable to Lear	$317.9	$19.5
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended
	April 2, 2016	March 28, 2015
Cash Flows from Operating Activities:
Consolidated net income	$262.5	$156.7
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Depreciation and amortization	90.2	84.5
Net change in recoverable customer engineering, development and tooling	5.2	(7.8)
Net change in working capital items (see below)	(77.5)	(344.2)
Other, net	8.2	44.2
Net cash provided by (used in) operating activities	288.6	(66.6)
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(88.1)	(98.8)
Acquisition of Eagle Ottawa, net of cash acquired and use of $350 million restricted cash (see non-cash investing activities below) (Note 7)	—	(473.3)
Other, net	(1.8)	7.9
Net cash used in investing activities	(89.9)	(564.2)
Cash Flows from Financing Activities:
Credit agreement borrowings	—	500.0
Credit agreement repayments	(3.1)	—
Short-term borrowings	2.6	—
Repurchase of senior notes, net of use of $250 million restricted cash in 2015 (see non-cash financing activities below) (Note 7)	—	(5.0)
Repurchase of common stock	(154.7)	(112.4)
Dividends paid to Lear Corporation stockholders	(25.3)	(22.0)
Dividends paid to noncontrolling interests	—	(0.1)
Other, net	(51.0)	(46.0)
Net cash provided by (used in) financing activities	(231.5)	314.5
Effect of foreign currency translation	10.3	(29.6)
Net Change in Cash and Cash Equivalents	(22.5)	(345.9)
Cash and Cash Equivalents as of Beginning of Period	1,196.6	1,094.1
Cash and Cash Equivalents as of End of Period	$1,174.1	$748.2

Changes in Working Capital Items:
Accounts receivable	$(410.5)	$(677.1)
Inventories	(41.8)	(9.5)
Accounts payable (including $45.7 million of cash paid in 2015 in conjunction with the acquisition of Eagle Ottawa to settle pre-existing accounts payable)	240.8	278.2
Accrued liabilities and other	134.0	64.2
Net change in working capital items	$(77.5)	$(344.2)

Supplementary Disclosure:
Cash paid for interest	$40.9	$32.2
Cash paid for income taxes, net of refunds received	$41.4	$40.2

Non-cash Investing Activities:
Cash restricted for use - acquisition of Eagle Ottawa	$—	$(350.0)

Non-cash Financing Activities:
Cash restricted for use - repurchase of senior notes	$—	$(250.0)
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
In the first quarter of 2015, the Company completed the acquisition of 100% of the outstanding equity interests of Everett Smith Group, Ltd., the parent company of Eagle Ottawa, LLC ("Eagle Ottawa"). The acquisition was accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying condensed consolidated financial statements from the date of acquisition. For further information on the acquisition of Eagle Ottawa, see Note 3, “Acquisition,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
The Company’s annual financial results are reported on a calendar year basis, and quarterly interim results are reported using a thirteen week reporting calendar.
Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended April 2, 2016.
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

(2) Restructuring
Restructuring costs include employee termination benefits, fixed asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. These incremental costs principally include equipment and personnel relocation costs. The Company also incurs incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs are recognized in the Company’s condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States ("GAAP"). Generally, charges are recorded as restructuring actions are approved and/or implemented.
In the first quarter of 2016, the Company recorded charges of $10.2 million in connection with its restructuring actions. These charges consist of $8.0 million recorded as cost of sales and $2.2 million recorded as selling, general and administrative expenses. The restructuring charges consist of employee termination benefits of $9.7 million and other contract termination costs of $0.1 million, as well as other related costs of $0.4 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. The Company expects to incur approximately $45 million of additional restructuring costs related to activities initiated as of April 2, 2016, and expects that the components of such costs will be consistent with its historical experience. Any future restructuring actions will depend upon market conditions, customer actions and other factors.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of 2016 activity is shown below (in millions):

	Accrual as of	2016	Utilization	Accrual as of
	January 1, 2016	Charges	Cash	April 2, 2016
Employee termination benefits	$66.5	$9.7	$(23.3)	$52.9
Contract termination costs	5.3	0.1	(0.1)	5.3
Other related costs	—	0.4	(0.4)	—
Total	$71.8	$10.2	$(23.8)	$58.2

(3) Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	April 2, 2016	December 31, 2015
Raw materials	$746.3	$706.8
Work-in-process	103.7	90.2
Finished goods	159.7	150.6
Inventories	$1,009.7	$947.6

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
During the first quarters of 2016 and 2015, the Company capitalized $47.1 million and $49.9 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During the first quarters of 2016 and 2015, the Company also capitalized $24.2 million and $37.8 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets. During the first quarters of 2016 and 2015, the Company collected $71.5 million and $76.3 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer E&D and tooling costs related to long-term supply agreements is shown below (in millions):

	April 2, 2016	December 31, 2015
Current	$162.2	$162.0
Long-term	52.9	53.7
Recoverable customer E&D and tooling	$215.1	$215.7

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of property, plant and equipment is shown below (in millions):

	April 2, 2016	December 31, 2015
Land	$105.2	$97.9
Buildings and improvements	594.4	560.4
Machinery and equipment	2,281.5	2,125.8
Construction in progress	222.1	274.9
Total property, plant and equipment	3,203.2	3,059.0
Less – accumulated depreciation	(1,329.2)	(1,232.5)
Property, plant and equipment, net	$1,874.0	$1,826.5
Depreciation expense was $77.0 million and $71.2 million for the three months ended April 2, 2016 and March 28, 2015, respectively.
The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with GAAP. If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. The Company does not believe that there were any indicators that would have resulted in long-lived asset impairment charges as of April 2, 2016. The Company will, however, continue to assess the impact of any significant industry events and long-term automotive production estimates on the realization of its long-lived assets.
In the first quarter of 2015, the Company recognized fixed asset impairment charges of $1.1 million, in conjunction with its restructuring actions (Note 2, "Restructuring"), as well as additional fixed asset impairment charges of $0.5 million.

(6) Goodwill
A summary of the changes in the carrying amount of goodwill, by operating segment, for the three months ended April 2, 2016, is shown below (in millions):

	Seating	Electrical	Total
Balance at January 1, 2016	$1,026.8	$27.0	$1,053.8
Foreign currency translation and other	11.5	—	11.5
Balance at April 2, 2016	$1,038.3	$27.0	$1,065.3
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
The Company does not believe that there were any indicators that would have resulted in goodwill impairment charges as of April 2, 2016. The Company will, however, continue to assess the impact of significant events or circumstances on its recorded goodwill.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(7) Debt
A summary of long-term debt, net of unamortized debt issuance costs, and the related weighted average interest rates is shown below (in millions):

	April 2, 2016				December 31, 2015
Debt Instrument	Long-Term Debt	Debt Issuance Costs (1)	Long-Term Debt, Net	Weighted Average Interest Rate	Long-Term Debt	Debt Issuance Costs (1)	Long-Term Debt, Net	Weighted Average Interest Rate
Credit Agreement — Term Loan Facility	$487.5	$(2.0)	$485.5	1.78%	$490.6	$(2.2)	$488.4	1.78%
4.75% Senior Notes due 2023	500.0	(5.3)	494.7	4.75%	500.0	(5.5)	494.5	4.75%
5.375% Senior Notes due 2024	325.0	(3.1)	321.9	5.375%	325.0	(3.2)	321.8	5.375%
5.25% Senior Notes due 2025	650.0	(7.3)	642.7	5.25%	650.0	(7.5)	642.5	5.25%
Other	10.1	—	10.1	N/A	7.6	—	7.6	N/A
	$1,972.6	$(17.7)	1,954.9		$1,973.2	$(18.4)	1,954.8
Less — Current portion			(26.4)				(23.1)
Long-term debt			$1,928.5				$1,931.7
(1) Unamortized portion
Senior Notes
As of April 2, 2016, the Company’s senior notes consist of $500 million in aggregate principal amount of senior unsecured notes due 2023 at a stated coupon rate of 4.75% (the "2023 Notes"), $325 million in aggregate principal amount of senior unsecured notes due 2024 at a stated coupon rate of 5.375% (the "2024 Notes") and $650 million in aggregate principal amount of senior unsecured notes due 2025 at a stated coupon rate of 5.25% (the "2025 Notes" and together with the 2023 Notes and 2024 Notes, the "Notes").
2023 Notes
The 2023 Notes were issued in January 2013 and mature on January 15, 2023. Interest is payable on January 15 and July 15 of each year.
2024 Notes
The 2024 Notes were issued in March 2014 and mature on March 15, 2024. Interest is payable on March 15 and September 15 of each year.
2025 Notes
The 2025 Notes were issued in November 2014 and mature on January 15, 2025. Interest is payable on January 15 and July 15 of each year. Of the $650 million of proceeds from the offering, net of related issuance costs of $8.4 million, $250 million was restricted for the redemption of the remaining outstanding aggregate principal amount of the 8.125% senior unsecured notes due 2020 (the "2020 Notes") and $350 million was restricted to finance, in part, the acquisition of Eagle Ottawa (Note 1, "Basis of Presentation"). In January 2015, the Company used $350 million of the restricted cash proceeds from the offering, along with $500 million in borrowings under the Term Loan Facility (see "— Credit Agreement" below), to finance the acquisition of Eagle Ottawa. In March 2015, the Company redeemed the 2020 Notes at a price equal to 104.063% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. In connection with this transaction, the Company paid $255 million, including $250 million of the restricted cash proceeds from the offering, and recognized a loss of $14.3 million on the extinguishment of debt in the first quarter of 2015. The use of restricted cash for the acquisition of Eagle Ottawa and the redemption of the 2020 Notes is reflected as non-cash investing and financing activities, respectively, in the accompanying condensed consolidated statement of cash flows for the three months ended March 28, 2015. The remaining proceeds from the offering were used for general corporate purposes, including the payment of fees and expenses associated with the acquisition of Eagle Ottawa and related financing transactions.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Guarantees
The Notes are senior unsecured obligations. The Company’s obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain domestic subsidiaries, which are directly or indirectly 100% owned by Lear (Note 17, "Supplemental Guarantor Condensed Consolidating Financial Statements").
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
As of April 2, 2016, the Company was in compliance with all covenants under the indentures governing the Notes.
Credit Agreement
As of April 2, 2016, the Company’s credit agreement (the "Credit Agreement") consists of a $1.25 billion revolving credit facility (the “Revolving Credit Facility”), which matures on November 14, 2019, and a $500 million term loan facility (the "Term Loan Facility"), which matures on January 5, 2020. As of April 2, 2016 and December 31, 2015, there were no borrowings outstanding under the Revolving Credit Facility. As of April 2, 2016 and December 31, 2015, there were $487.5 million and $490.6 million, respectively, of borrowings outstanding under the Term Loan Facility. In the first quarter of 2016, the Company made required principal payments of $3.1 million under the Term Loan Facility.
Advances under the Revolving Credit Facility generally bear interest at a variable rate per annum equal to (i) the Eurocurrency Rate (as defined) plus an adjustable margin of 1.0% to 2.25% based on the Company’s corporate rating (1.25% as of April 2, 2016), payable on the last day of each applicable interest period but in no event less frequently than quarterly, or (ii) the Adjusted Base Rate (as defined) plus an adjustable margin of 0.0% to 1.25% based on the Company’s corporate rating (0.25% as of April 2, 2016), payable quarterly. A facility fee, which ranges from 0.25% to 0.50% of the total amount committed under the Revolving Credit Facility, is payable quarterly.
Loans under the Term Loan Facility generally bear interest at a variable rate per annum equal to (i) the Eurocurrency Rate (as defined) plus an adjustable margin of 1.25% to 2.25% based on the Company's corporate rating (1.375% as of April 2, 2016), payable on the last day of each applicable interest period but in no event less frequently than quarterly, or (ii) the Adjusted Base Rate (as defined) plus an adjustable margin of 0.25% to 1.25% based on the Company's corporate rating (0.375% as of April 2, 2016), payable quarterly.
The Company’s obligations under the Credit Agreement are guaranteed, jointly and severally, on a first priority basis, by certain domestic subsidiaries, which are directly or indirectly 100% owned by Lear (Note 17, "Supplemental Guarantor Condensed Consolidating Financial Statements").
The Credit Agreement contains various customary representations, warranties and covenants by the Company, including, without limitation, (i) covenants regarding maximum leverage and minimum interest coverage, (ii) limitations on fundamental changes involving the Company or its subsidiaries and (iii) limitations on indebtedness, liens, investments and restricted payments. As of April 2, 2016, the Company was in compliance with all covenants under the Credit Agreement.
Other
As of April 2, 2016, other long-term debt consists of amounts outstanding under capital leases.
For further information on the Notes and the Credit Agreement, see Note 6, "Debt," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(8) Pension and Other Postretirement Benefit Plans
Net Periodic Pension and Other Postretirement Benefit Cost (Credit)
The components of the Company’s net periodic pension benefit cost (credit) are shown below (in millions):

	Three Months Ended
	April 2, 2016		March 28, 2015
	U.S.	Foreign	U.S.	Foreign
Service cost	$1.4	$1.5	$1.2	$2.1
Interest cost	7.4	3.9	7.2	3.9
Expected return on plan assets	(9.5)	(5.6)	(9.9)	(5.9)
Amortization of actuarial loss	0.7	0.7	0.6	1.1
Settlement loss	0.2	—	0.1	—
Net periodic benefit cost (credit)	$0.2	$0.5	$(0.8)	$1.2
The components of the Company’s net periodic other postretirement benefit cost are shown below (in millions):

	Three Months Ended
	April 2, 2016		March 28, 2015
	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$0.1	$—	$0.3
Interest cost	0.8	0.4	0.8	0.4
Amortization of actuarial (gain) loss	(0.3)	0.1	(0.3)	0.1
Amortization of prior service credit	—	(0.1)	—	(0.1)
Net periodic benefit cost	$0.5	$0.5	$0.5	$0.7
Contributions
Employer contributions to the Company’s domestic and foreign defined benefit pension plans for the three months ended April 2, 2016, were $3.7 million. The Company expects contributions to its domestic and foreign defined benefit pension plans to be approximately $10 million to $15 million in 2016. The Company may elect to make contributions in excess of minimum funding requirements in response to investment performance or changes in interest rates or when the Company believes that it is financially advantageous to do so and based on its other cash requirements.

(9) Other Expense, Net
Other expense, net includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the disposal of fixed assets and other miscellaneous income and expense. A summary of other expense, net is shown below (in millions):

	Three Months Ended
	April 2, 2016	March 28, 2015
Other expense	$9.3	$32.3
Other income	(0.8)	(2.3)
Other expense, net	$8.5	$30.0
For the three months ended April 2, 2016, other expense, net includes net foreign currency transaction gains of $0.4 million. For the three months ended March 28, 2015, other expense includes a loss of $14.3 million on the extinguishment of debt (Note 7, "Debt") and net foreign currency transaction losses of $11.7 million.

(10) Income Taxes
The provision for income taxes was $98.2 million in the first quarter of 2016, representing an effective tax rate of 28.6% on pretax income before equity in net income of affiliates of $343.9 million, as compared to $62.9 million in the first quarter of 2015, representing an effective tax rate of 30.5% on pretax income before equity in net income of affiliates of $206.3 million.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In the first quarters of 2016 and 2015, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. The provision was also impacted by a portion of the Company’s restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In the first quarter of 2016, the Company recognized net tax benefits of $5.0 million related to restructuring charges and various other items. In the first quarter of 2015, the Company recognized tax benefits of $14 million related to acquisition costs, debt redemption costs, restructuring charges and various other items. Excluding these items, the effective tax rate in the first quarters of 2016 and 2015 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
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
For further information, see Note 7, "Income Taxes," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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
A summary of information used to compute basic and diluted net income per share attributable to Lear is shown below (in millions, except share and per share data):

	Three Months Ended
	April 2, 2016	March 28, 2015
Net income attributable to Lear	$248.4	$147.3

Average common shares outstanding	74,689,475	78,250,590
Dilutive effect of common stock equivalents	784,864	829,008
Average diluted shares outstanding	75,474,339	79,079,598

Basic net income per share attributable to Lear	$3.33	$1.88

Diluted net income per share attributable to Lear	$3.29	$1.86

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(12) Comprehensive Income and Equity
Comprehensive Income
Comprehensive income is defined as all changes in the Company’s net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items recorded in equity are included in comprehensive income.
A summary of comprehensive income and reconciliations of equity, Lear Corporation stockholders’ equity and noncontrolling interests for the three months ended April 2, 2016, are shown below (in millions):

	Three Months Ended April 2, 2016
	Equity	Lear Corporation Stockholders' Equity	Non- controlling Interests
Beginning equity balance	$3,017.7	$2,927.4	$90.3
Stock-based compensation transactions	(27.7)	(27.7)	—
Repurchase of common stock	(154.7)	(154.7)	—
Dividends declared to Lear Corporation stockholders	(23.1)	(23.1)	—
Non-controlling interests — other	—	(2.2)	2.2
Comprehensive income:
Net income	262.5	248.4	14.1
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	(2.8)	(2.8)	—
Derivative instruments and hedging activities	2.0	2.0	—
Foreign currency translation adjustments	70.5	70.3	0.2
Other comprehensive income	69.7	69.5	0.2
Comprehensive income	332.2	317.9	14.3
Ending equity balance	$3,144.4	$3,037.6	$106.8
A summary of changes, net of tax, in accumulated other comprehensive loss for the three months ended April 2, 2016, is shown below (in millions):

Three Months Ended April 2, 2016
Defined benefit plans:
Balance at beginning of period	$(194.6)
Reclassification adjustments (net of tax expense of $0.2 million)	1.1
Other comprehensive loss recognized during the period (net of tax impact of $— million)	(3.9)
Balance at end of period	$(197.4)

Derivative instruments and hedging:
Balance at beginning of period	$(38.7)
Reclassification adjustments (net of tax expense of $4.9 million)	13.6
Other comprehensive loss recognized during the period (net of tax benefit of $4.2 million)	(11.6)
Balance at end of period	$(36.7)

Foreign currency translation:
Balance at beginning of period	$(496.8)
Other comprehensive income recognized during the period (net of tax impact of $— million)	70.3
Balance at end of period	$(426.5)

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

For the three months ended April 2, 2016, foreign currency translation adjustments are related primarily to the strengthening of the Euro and, to a lesser extent, the Brazilian real relative to the U.S. dollar and include pretax losses of $0.6 million related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.
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
Defined benefit plans:
Balance at beginning of period	$(219.2)
Reclassification adjustments (net of tax expense of $0.4 million)	1.1
Other comprehensive income recognized during the period (net of tax impact of $— million)	6.6
Balance at end of period	$(211.5)

Derivative instruments and hedging:
Balance at beginning of period	$(33.2)
Reclassification adjustments (net of tax expense of $1.3 million)	3.4
Other comprehensive income recognized during the period (net of tax expense of $1.1 million)	2.3
Balance at end of period	$(27.5)

Foreign currency translation:
Balance at beginning of period	$(249.6)
Other comprehensive loss recognized during the period (net of tax benefit of $4.1 million)	(141.2)
Balance at end of period	$(390.8)
For the three months ended March 28, 2015, foreign currency translation adjustments are related primarily to the weakening of the Euro and, to a lesser extent, the Brazilian real relative to the U.S. dollar. and include pretax losses of $13.4 million related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Lear Corporation Stockholders’ Equity
Common Stock Share Repurchase Program
In February 2016, the Company's Board of Directors authorized a $487.4 million increase to the existing common stock share repurchase program to provide for a remaining aggregate repurchase authorization of $1.0 billion, while maintaining the program expiration date of December 31, 2017. In the first quarter of 2016, the Company paid $154.7 million in aggregate for repurchases of its common stock (1,436,742 shares at an average purchase price of $107.70 per share, excluding commissions). As of the date of this Report, the Company has a remaining repurchase authorization of $845.3 million under its ongoing common stock share repurchase program. The Company may implement these share repurchases through a variety of methods, including, but not limited to, open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which the Company will repurchase its outstanding common stock and the timing of such repurchases will depend upon its financial condition, prevailing market conditions, alternative uses of capital and other factors. In addition, the Company’s Credit Agreement places certain limitations on the Company’s ability to repurchase its common stock.
Since the first quarter of 2011, the Company's Board of Directors has authorized $3.4 billion in share repurchases under its common stock share repurchase program. As of the date of this Report, the Company has paid $2.6 billion in aggregate for repurchases of its outstanding common stock, at an average price of $69.67 per share excluding commissions and related fees, since the first quarter of 2011.
In addition to shares repurchased under the Company’s common stock share repurchase program described in the preceding paragraphs, the Company classified shares withheld from the settlement of the Company’s restricted stock unit and performance share awards to cover minimum tax withholding requirements as common stock held in treasury in the accompanying condensed consolidated balance sheets as of April 2, 2016 and December 31, 2015.
Quarterly Dividend
In the first quarters of 2016 and 2015, the Company’s Board of Directors declared quarterly cash dividends of $0.30 and $0.25 per share of common stock, respectively. In the first quarter of 2016, declared dividends totaled $23.1 million, and dividends paid totaled $25.3 million. In the first quarter of 2015, declared dividends totaled $20.3 million, and dividends paid totaled $22.0 million. Dividends payable on common shares to be distributed under the Company’s stock-based compensation program and common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings will be paid when such common shares are distributed.

(13) Legal and Other Contingencies
As of April 2, 2016 and December 31, 2015, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $11.7 million and $9.2 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
The Company records product warranty reserves when liability is probable and related amounts are reasonably estimable.
A summary of the changes in reserves for product liability and warranty claims for the three months ended April 2, 2016, is shown below (in millions):

Balance at January 1, 2016	$33.0
Expense, net (including changes in estimates)	6.6
Settlements	(1.0)
Foreign currency translation and other	0.5
Balance at April 2, 2016	$39.1
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
As of April 2, 2016 and December 31, 2015, the Company had recorded environmental reserves of $12.9 million and $9.1 million, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
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
A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended April 2, 2016
	Seating	Electrical	Other	Consolidated
Revenues from external customers	$3,602.0	$1,060.9	$—	$4,662.9
Segment earnings (1)	291.6	149.8	(67.9)	373.5
Depreciation and amortization	61.3	26.1	2.8	90.2
Capital expenditures	62.4	20.2	5.5	88.1
Total assets	6,241.5	1,745.9	1,972.1	9,959.5

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended March 28, 2015
	Seating	Electrical	Other	Consolidated
Revenues from external customers	$3,485.0	$1,036.4	$—	$4,521.4
Segment earnings (1)	196.1	137.0	(72.4)	260.7
Depreciation and amortization	58.3	24.1	2.1	84.5
Capital expenditures	71.5	25.3	2.0	98.8
Total assets	6,314.6	1,689.8	1,614.0	9,618.4

(1)	See definition above.
For the three months ended April 2, 2016, segment earnings include restructuring charges of $5.7 million, $2.9 million and $1.6 million in the seating and electrical segments and in the other category, respectively. For the three months ended March 28, 2015, segment earnings include restructuring charges of $6.3 million, $0.9 million and $0.1 million in the seating and electrical segments and in the other category, respectively (Note 2, "Restructuring").
A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

	Three Months Ended
	April 2, 2016	March 28, 2015
Segment earnings	$373.5	$260.7
Interest expense	21.1	24.4
Other expense, net	8.5	30.0
Consolidated income before provision for income taxes and equity in net income of affiliates	$343.9	$206.3

(15) Financial Instruments
Debt Instruments
The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to the quoted market prices of these securities (Level 2 input based on the GAAP fair value hierarchy). The estimated fair value, as well as the carrying value, of the Company's debt instruments are shown below (in millions):

	April 2, 2016	December 31, 2015
Estimated aggregate fair value	$2,021.0	$1,992.3
Aggregate carrying value	1,962.5	1,965.6
Accounts Receivable Factoring
One of the Company's European subsidiaries entered into an uncommitted factoring agreement, which provides for aggregate purchases of specified customer accounts of up to €200 million. As of April 2, 2016, there were no factored receivables outstanding. The Company cannot provide any assurances that this factoring facility will be available or utilized in the future.
Marketable Equity Securities
Included in other current assets in the accompanying condensed consolidated balance sheets as of April 2, 2016 and December 31, 2015, are $25.0 million and $23.0 million, respectively, of marketable equity securities, which the Company accounts for under the fair value option. Accordingly, unrealized gains and losses arising from changes in the fair value of the marketable equity securities are recognized in the condensed consolidated statement of income as a component of other expense, net. The fair value of the marketable equity securities is determined by reference to quoted market prices in active markets (Level 1 input based on the GAAP fair value hierarchy).

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Derivative Instruments and Hedging Activities
The Company has used derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to reduce the effects of fluctuations in foreign exchange rates, interest rates and commodity prices and the resulting variability of the Company’s operating results. The Company is not a party to leveraged derivatives. The Company’s derivative financial instruments are subject to master netting arrangements that provide for the net settlement of contracts, by counterparty, in the event of default or termination. On the date that a derivative contract for a hedging instrument is entered into, the Company designates the derivative as either (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge), (2) a hedge of the exposure of a forecasted transaction or of the variability in the cash flows of a recognized asset or liability (a cash flow hedge) or (3) a hedge of a net investment in a foreign operation (a net investment hedge).
For a fair value hedge, both the effective and ineffective portions of the change in the fair value of the derivative are recorded in earnings and reflected in the condensed consolidated statement of income on the same line as the gain or loss on the hedged item attributable to the hedged risk. For a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive loss in the condensed consolidated balance sheet. When the underlying hedged transaction is realized, the gain or loss included in accumulated other comprehensive loss is recorded in earnings and reflected in the condensed consolidated statement of income on the same line as the gain or loss on the hedged item attributable to the hedged risk. For a net investment hedge, the effective portion of the change in the fair value of the derivative is recorded in cumulative translation adjustment, which is a component of accumulated other comprehensive loss in the condensed consolidated balance sheet. In addition, for both cash flow and net investment hedges, changes in the fair value of the derivative that are excluded from the Company’s effectiveness assessments and the ineffective portion of changes in the fair value of the derivative are recorded in earnings and reflected in the condensed consolidated statement of income as other expense, net.
Foreign Exchange
The Company uses forwards, swaps and other derivative contracts to reduce the effects of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce exposure to fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, various European currencies, the Thai baht, the Chinese renminbi and the Canadian dollar.
The notional amount and estimated fair value of the Company's foreign currency derivative contracts are shown below (in millions, except for maturities):

	April 2, 2016	December 31, 2015
Contracts designated as cash flow hedges:
Notional amount	$1,234.1	$1,394.6
Fair value	$(43.6)	$(46.4)
Outstanding maturities in months, not to exceed	24	24

Contracts not designated as hedging instruments:
Notional amount	$960.3	$423.4
Fair value	$1.1	$(4.5)
Outstanding maturities in months, not to exceed	12	12

Total outstanding notional amount	$2,194.4	$1,818.0
Foreign currency derivative contracts not designated as hedging instruments consist principally of hedges of cash transactions, intercompany loans and certain other balance sheet exposures.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The fair value of outstanding foreign currency derivative contracts and the related classification in the accompanying condensed consolidated balance sheets as of April 2, 2016 and December 31, 2015, are shown below (in millions):

	April 2, 2016	December 31, 2015
Contracts designated as cash flow hedges:
Other current assets	$3.2	$8.2
Other long-term assets	3.1	0.3
Other current liabilities	(47.0)	(51.5)
Other long-term liabilities	(2.9)	(3.4)
	(43.6)	(46.4)
Contracts not designated as hedging instruments:
Other current assets	9.0	3.6
Other current liabilities	(7.9)	(8.1)
	1.1	(4.5)
	$(42.5)	$(50.9)
Pretax amounts related to foreign currency derivative contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended
	April 2, 2016	March 28, 2015
Contracts designated as cash flow hedges:
Gains (losses) recognized in accumulated other comprehensive loss	$(15.7)	$3.4
Losses reclassified from accumulated other comprehensive loss	18.5	4.7
Comprehensive income	$2.8	$8.1
Pretax gains (losses) reclassified from accumulated other comprehensive loss to net sales and cost of sales are shown below (in millions):

	Three Months Ended
	April 2, 2016	March 28, 2015
Net sales	$(0.3)	$0.4
Cost of sales	(18.2)	(5.1)
	$(18.5)	$(4.7)
Accumulated Other Comprehensive Loss - Derivative Instruments and Hedging
As of April 2, 2016 and December 31, 2015, pretax net losses of approximately $43.6 million and $46.4 million, respectively, related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. During the next twelve month period, the Company expects to reclassify into earnings net losses of approximately $43.8 million recorded in accumulated other comprehensive loss as of April 2, 2016. Such losses will be reclassified at the time that the underlying hedged transactions are realized. During the three months ended April 2, 2016 and March 28, 2015, amounts recognized in the accompanying condensed consolidated statements of comprehensive income related to changes in the fair value of cash flow and fair value hedges excluded from the Company’s effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.
Fair Value Measurements
GAAP provides that fair value is an exit price, defined as a market-based measurement that represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of April 2, 2016 and December 31, 2015, are shown below (in millions):

	April 2, 2016
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts, net	Recurring	$(42.5)	Market/ Income	$—	$(42.5)	$—
Marketable equity securities	Recurring	$25.0	Market	$25.0	$—	$—

	December 31, 2015
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts, net	Recurring	$(50.9)	Market/ Income	$—	$(50.9)	$—
Marketable equity securities	Recurring	$23.0	Market	$23.0	$—	$—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. To estimate this credit spread, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of April 2, 2016 and December 31, 2015, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy in the first quarter of 2016.

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
As a result of the acquisition of Eagle Ottawa in 2015, Level 3 fair value estimates related to property, plant and equipment of $142.4 million, intangible assets of $211.3 million and contingent consideration of $25.0 million were recorded in the accompanying condensed consolidated balance sheet as of December 31, 2015. Fair value estimates of property, plant and equipment were based on independent appraisals, giving consideration to the highest and best use of the assets. Key assumptions used in the appraisals were based on a combination of market and cost approaches, as appropriate. Fair value estimates of customer-based intangible assets were based on the present value of future earnings attributable to the asset group after recognition of required returns to other contributory assets. Fair value estimates of contingent consideration were based on an income approach. For further information on these fair value measurements, see Note 3, “Acquisition,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. As of April 2, 2016, there were no additional significant assets or liabilities measured at fair value on a non-recurring basis.

(16) Accounting Pronouncements
Revenue Recognition
The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)," ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," and ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," all of which amend existing revenue recognition guidance and require additional financial statement disclosures. The provisions of these updates are effective as of January 1, 2018, and may be applied through either a full retrospective or a modified retrospective approach. The Company is currently evaluating the impact of these updates.
Going Concern
The FASB issued ASU 2014-15, "Presentation of Financial Statements — Going Concern," which requires management to make a going concern assessment for 24 months after the financial statement date. Previously, this assessment was made by the Company's independent registered public accounting firm. The provisions of this update are effective as of December 31, 2016, and are not expected to significantly impact the Company.
Extraordinary Items
The FASB issued ASU 2015-01, "Income Statement — Extraordinary and Unusual Items," which eliminates the concept of extraordinary items. The provisions of this update were effective as of January 1, 2016. The effects of adoption were not significant.
Consolidation
The FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis," which provides guidance related to the application of both the variable interest and voting interest consolidation models. The provisions of this update were effective as of January 1, 2016. The effects of adoption were not significant.
Inventory
The FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory," which requires entities to measure inventory at the lower of cost or net realizable value rather than at the lower of cost or market. The provisions of this update are effective as of January 1, 2017 (with early adoption permitted) and are not expected to significantly impact the Company.
Business Combinations
The FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. The provisions of this update were effective as of January 1, 2016. The effects of adoption were not significant.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Financial Instruments
The FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities," which requires equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) to be measured at fair value through earnings. A practicability exception exists for equity investments without readily determinable fair values. The provisions of this update are effective as of January 1, 2018 (with early adoption of certain provisions permitted) and are not expected to significantly impact the Company.
The Company accounts for its investments in certain marketable equity securities under the fair value option (Note 15, "Financial Instruments").
Leases
The FASB issued ASU 2016-02, "Leases,” which generally requires that a lessee recognize on its balance sheet right-of-use assets and corresponding liabilities resulting from leasing transactions, as well as additional required financial statement disclosures. Currently, U.S. GAAP only requires such balance sheet recognition for leases classified as capital leases. The provisions of this update apply to substantially all leased assets, with certain permitted exceptions, and are effective as of January 1, 2019. ASU 2016-02 must be adopted using a modified retrospective approach, which requires adoption as of the beginning of the earliest comparative financial statement period presented. The Company’s leases cover principally buildings and transportation equipment, and the Company incurred related rental expense of $126.2 million for the year ended December 31, 2015. The Company is currently evaluating the impact of this update.
For additional information on the Company’s operating lease commitments, see Note 11, "Commitments and Contingencies," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Derivatives and Hedging
The FASB issued ASU 2016-05, "Derivatives and Hedging (Topic 815): Effects of Derivative Contract Novations on Existing Hedge Accounting Relationships," and ASU 2016-06, "Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments." The ASUs provide clarification when there is a change in a counterparty to a derivative hedging instrument and the steps required when assessing the economic characteristics of embedded put or call options. The provisions of these updates are effective as of January 1, 2017 (with early adoption permitted) and are not expected to significantly impact the Company.
Equity Method of Accounting
The FASB issued ASU 2016-07, "Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to Equity Method of Accounting," which eliminates the retroactive application when investments become qualified for the equity method of accounting as a result of an increase in the level of ownership or degree of influence. The provisions of this update are effective as of January 1, 2017 (with early adoption permitted) and are not expected to significantly impact the Company.
Stock-Based Compensation
The FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment awards to employees and includes provisions related to income taxes, the liability or equity classification of share-based payment awards and statement of cash flow presentation. The income tax related provisions of this update are expected to significantly impact the Company and must be adopted through a cumulative effect adjustment to retained earnings as of the beginning of the period in which the update is adopted. Specifically, this update requires that income tax effects associated with share-based payment awards be recognized in the income statement when such awards vest or settle. Currently, certain of these income tax effects are required to be recorded in additional paid-in-capital to the extent that such tax benefits are realized through a reduction to current income tax payable. Tax benefits that do not result in a reduction to current income tax payable are recorded as a reduction to long-term deferred tax assets. As of December 31, 2015, the Company had tax benefits related to share-based payment awards of $45.4 million, recorded as a reduction to long-term deferred tax assets, and $3.9 million, recorded in additional paid-in-capital. Adoption of this update would result in the elimination of such amounts from other long-term assets and additional paid-in-capital, with a corresponding $49.3 million increase to retained earnings. The provisions of this update are effective as of January 1, 2017 (with early adoption permitted).

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements

	April 2, 2016
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$496.4	$—	$677.7	$—	$1,174.1
Accounts receivable	58.5	657.3	2,333.0	—	3,048.8
Inventories	2.5	425.7	581.5	—	1,009.7
Intercompany accounts	81.3	108.1	—	(189.4)	—
Other	118.9	16.2	408.0	—	543.1
Total current assets	757.6	1,207.3	4,000.2	(189.4)	5,775.7
LONG-TERM ASSETS:
Property, plant and equipment, net	158.5	401.0	1,314.5	—	1,874.0
Goodwill	39.9	651.3	374.1	—	1,065.3
Investments in subsidiaries	3,307.6	2,228.7	—	(5,536.3)	—
Intercompany loans receivable	1,040.6	168.7	523.7	(1,733.0)	—
Other	563.0	199.6	509.5	(27.6)	1,244.5
Total long-term assets	5,109.6	3,649.3	2,721.8	(7,296.9)	4,183.8
Total assets	$5,867.2	$4,856.6	$6,722.0	$(7,486.3)	$9,959.5
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$—	$2.6	$—	$2.6
Accounts payable and drafts	77.0	798.8	1,914.2	—	2,790.0
Accrued liabilities	144.9	323.4	982.2	—	1,450.5
Intercompany accounts	—	—	189.4	(189.4)	—
Current portion of long-term debt	25.0	—	1.4	—	26.4
Total current liabilities	246.9	1,122.2	3,089.8	(189.4)	4,269.5
LONG-TERM LIABILITIES:
Long-term debt	1,919.8	—	8.7	—	1,928.5
Intercompany loans payable	501.9	656.2	574.9	(1,733.0)	—
Other	161.0	164.4	319.3	(27.6)	617.1
Total long-term liabilities	2,582.7	820.6	902.9	(1,760.6)	2,545.6
EQUITY:
Lear Corporation stockholders’ equity	3,037.6	2,913.8	2,622.5	(5,536.3)	3,037.6
Noncontrolling interests	—	—	106.8	—	106.8
Equity	3,037.6	2,913.8	2,729.3	(5,536.3)	3,144.4
Total liabilities and equity	$5,867.2	$4,856.6	$6,722.0	$(7,486.3)	$9,959.5

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	December 31, 2015
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$526.4	$0.3	$669.9	$—	$1,196.6
Accounts receivable	46.4	534.5	2,009.1	—	2,590.0
Inventories	4.0	407.0	536.6	—	947.6
Intercompany accounts	45.9	79.5	—	(125.4)	—
Other	114.0	25.8	412.6	—	552.4
Total current assets	736.7	1,047.1	3,628.2	(125.4)	5,286.6
LONG-TERM ASSETS:
Property, plant and equipment, net	134.2	417.6	1,274.7	—	1,826.5
Goodwill	39.9	651.3	362.6	—	1,053.8
Investments in subsidiaries	3,101.3	2,109.6	—	(5,210.9)	—
Intercompany loans receivable	904.1	184.5	245.1	(1,333.7)	—
Other	566.3	203.9	493.8	(25.1)	1,238.9
Total long-term assets	4,745.8	3,566.9	2,376.2	(6,569.7)	4,119.2
Total assets	$5,482.5	$4,614.0	$6,004.4	$(6,695.1)	$9,405.8
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and drafts	$78.0	$681.2	$1,745.2	$—	$2,504.4
Accrued liabilities	144.0	277.0	891.1	—	1,312.1
Intercompany accounts	—	—	125.4	(125.4)	—
Current portion of long-term debt	21.9	—	1.2	—	23.1
Total current liabilities	243.9	958.2	2,762.9	(125.4)	3,839.6
LONG-TERM LIABILITIES:
Long-term debt	1,925.3	—	6.4	—	1,931.7
Intercompany loans payable	221.6	650.1	462.0	(1,333.7)	—
Other	164.3	164.9	312.7	(25.1)	616.8
Total long-term liabilities	2,311.2	815.0	781.1	(1,358.8)	2,548.5
EQUITY:
Lear Corporation stockholders’ equity	2,927.4	2,840.8	2,370.1	(5,210.9)	2,927.4
Noncontrolling interests	—	—	90.3	—	90.3
Equity	2,927.4	2,840.8	2,460.4	(5,210.9)	3,017.7
Total liabilities and equity	$5,482.5	$4,614.0	$6,004.4	$(6,695.1)	$9,405.8

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	Three Months Ended April 2, 2016
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$105.6	$2,038.4	$3,841.2	$(1,322.3)	$4,662.9
Cost of sales	158.5	1,797.5	3,493.5	(1,322.3)	4,127.2
Selling, general and administrative expenses	73.7	5.1	70.2	—	149.0
Intercompany operating (income) expense, net	(129.9)	74.5	55.4	—	—
Amortization of intangible assets	0.7	5.2	7.3	—	13.2
Interest expense	16.2	6.9	(2.0)	—	21.1
Other expense, net	10.3	(0.4)	(1.4)	—	8.5
Consolidated income (loss) before income taxes and equity in net income of affiliates and subsidiaries	(23.9)	149.6	218.2	—	343.9
Provision for income taxes	(9.5)	60.2	47.5	—	98.2
Equity in net income of affiliates	0.1	(0.5)	(16.4)	—	(16.8)
Equity in net income of subsidiaries	(262.9)	(132.3)	—	395.2	—
Consolidated net income	248.4	222.2	187.1	(395.2)	262.5
Less: Net income attributable to noncontrolling interests	—	—	14.1	—	14.1
Net income attributable to Lear	$248.4	$222.2	$173.0	$(395.2)	$248.4

Consolidated comprehensive income	$317.9	$228.1	$248.7	$(462.5)	$332.2
Less: Comprehensive income attributable to noncontrolling interests	—	—	14.3	—	14.3
Comprehensive income attributable to Lear	$317.9	$228.1	$234.4	$(462.5)	$317.9

	Three Months Ended March 28, 2015
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$96.8	$1,987.9	$3,727.6	$(1,290.9)	$4,521.4
Cost of sales	148.3	1,812.0	3,426.3	(1,290.9)	4,095.7
Selling, general and administrative expenses	61.2	23.8	66.7	—	151.7
Intercompany operating (income) expense, net	(147.9)	70.4	77.5	—	—
Amortization of intangible assets	0.4	5.2	7.7	—	13.3
Interest expense	20.8	5.9	(2.3)	—	24.4
Other expense, net	14.2	(2.1)	17.9	—	30.0
Consolidated income (loss) before income taxes and equity in net income of affiliates and subsidiaries	(0.2)	72.7	133.8	—	206.3
Provision for income taxes	2.8	31.5	28.6	—	62.9
Equity in net income of affiliates	(0.3)	(0.7)	(12.3)	—	(13.3)
Equity in net income of subsidiaries	(150.0)	(63.4)	—	213.4	—
Consolidated net income	147.3	105.3	117.5	(213.4)	156.7
Less: Net income attributable to noncontrolling interests	—	—	9.4	—	9.4
Net income attributable to Lear	$147.3	$105.3	$108.1	$(213.4)	$147.3

Consolidated comprehensive income	$19.5	$88.6	$(4.5)	$(74.8)	$28.8
Less: Comprehensive income attributable to noncontrolling interests	—	—	9.3	—	9.3
Comprehensive income attributable to Lear	$19.5	$88.6	$(13.8)	$(74.8)	$19.5

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	Three Months Ended April 2, 2016
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net Cash Provided by Operating Activities	$(31.2)	$123.9	$195.9	$—	$288.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(9.8)	(25.9)	(52.4)	—	(88.1)
Intercompany transactions	(32.4)	15.8	(278.6)	295.2	—
Other, net	(3.2)	0.1	1.3	—	(1.8)
Net cash used in investing activities	(45.4)	(10.0)	(329.7)	295.2	(89.9)
Cash Flows from Financing Activities:
Credit agreement repayments	(3.1)	—	—	—	(3.1)
Short-term borrowings	—	—	2.6	—	2.6
Repurchase of common stock	(154.7)	—	—	—	(154.7)
Dividends paid to Lear Corporation stockholders	(25.3)	—	—	—	(25.3)
Intercompany transactions	280.3	(114.2)	129.1	(295.2)	—
Other, net	(50.6)	—	(0.4)		(51.0)
Net cash used in financing activities	46.6	(114.2)	131.3	(295.2)	(231.5)

Effect of foreign currency translation	—	—	10.3	—	10.3
Net Change in Cash and Cash Equivalents	(30.0)	(0.3)	7.8	—	(22.5)
Cash and Cash Equivalents as of Beginning of Period	526.4	0.3	669.9	—	1,196.6
Cash and Cash Equivalents as of End of Period	$496.4	$—	$677.7	$—	$1,174.1

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	Three Months Ended March 28, 2015
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net Cash Used in Operating Activities	$9.2	$(216.8)	$216.0	$(75.0)	$(66.6)
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(3.7)	(23.9)	(71.2)	—	(98.8)
Acquisitions, net of cash acquired and use of $350 million restricted cash (see non-cash investing activities below)	(493.5)	1.2	19.0	—	(473.3)
Intercompany transactions	(42.0)	(1.7)	26.1	17.6	—
Other, net	(2.3)	—	10.2	—	7.9
Net cash used in investing activities	(541.5)	(24.4)	(15.9)	17.6	(564.2)
Cash Flows from Financing Activities:
Credit agreement borrowings	500.0	—	—	—	500.0
Repurchase of senior notes, net of use of $250 million restricted cash (see non-cash financing activities below) (Note 7)	(5.0)	—	—	—	(5.0)
Repurchase of common stock	(112.4)	—	—	—	(112.4)
Dividends paid to Lear Corporation stockholders	(22.0)	—	—	—	(22.0)
Dividends paid to noncontrolling interests	—	—	(0.1)	—	(0.1)
Intercompany transactions	41.7	241.9	(341.0)	57.4	—
Other, net	(48.0)	—	2.0	—	(46.0)
Net cash provided by financing activities	354.3	241.9	(339.1)	57.4	314.5

Effect of foreign currency translation	—	—	(29.6)	—	(29.6)
Net Change in Cash and Cash Equivalents	(178.0)	0.7	(168.6)	—	(345.9)
Cash and Cash Equivalents as of Beginning of Period	377.8	—	716.3	—	1,094.1
Cash and Cash Equivalents as of End of Period	$199.8	$0.7	$547.7	$—	$748.2

Non-cash Investing Activities
Cash restricted for use — acquisition of Eagle Ottawa	$(350.0)	$—	$—	$—	$(350.0)

Non-cash Financing Activities
Cash restricted for use — repurchase of senior notes	$(250.0)	$—	$—	$—	$(250.0)

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

Basis of Presentation
Certain of the Company’s domestic 100% owned subsidiaries (the "Guarantors") have jointly and severally unconditionally guaranteed, on a senior unsecured basis, the performance and the full and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of the Company’s obligations under its Credit Agreement and the indentures governing the Notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the Notes. The Notes consist of $500 million in aggregate principal amount of 4.75% senior unsecured notes due 2023, $325 million in aggregate principal amount of 5.375% senior unsecured notes due 2024 and $650 million in aggregate principal amount of 5.25% senior unsecured notes due 2025. The Guarantors include Guilford Mills, Inc., Lear Corporation EEDS and Interiors, Lear Mexican Seating Corporation and Lear Operations Corporation. Eagle Ottawa North America, LLC was released as a guarantor in 2016. In lieu of providing separate financial statements for the Guarantors, the Company has included the supplemental guarantor consolidating financial statements above. These financial statements reflect the Guarantors listed above for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.
The 2015 supplemental guarantor condensed consolidating financial statements have been restated to reflect certain changes to the equity investments of the Guarantors.
Distributions
There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.
Selling, General and Administrative Expenses
Corporate and division selling, general and administrative expenses are allocated to the operating subsidiaries based on various factors, which estimate usage of particular corporate and division functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries. During the three months ended April 2, 2016 and March 28, 2015, $32.7 million and $30.8 million, respectively, of selling, general and administrative expenses were allocated from Lear.
Long-Term Debt of Lear and the Guarantors
A summary of long-term debt of Lear and the Guarantors on a combined basis is shown below (in millions):

	April 2, 2016	December 31, 2015
Credit agreement	$485.5	$488.4
Senior notes	1,459.3	1,458.8
	1,944.8	1,947.2
Less — Current portion	(25.0)	(21.9)
Long-term debt	$1,919.8	$1,925.3

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
Industry Overview
Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle. Global automotive industry production volumes in the first quarter of 2016, as compared to the first quarter of 2015, are shown below (in millions of units):

	First Quarter
	2016	2015	% Change
North America	4.5	4.3	5%
Europe and Africa	5.7	5.6	3%
Asia	11.4	11.2	1%
South America	0.5	0.8	(28)%
Other	0.4	0.4	(1)%
Global light vehicle production	22.5	22.2	1%
Automotive sales and production can be affected by the age of the vehicle fleet and related scrappage rates, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, the availability and cost of credit, the availability of critical components needed to complete the production of vehicles, restructuring actions of our customers and suppliers, facility closures, changing consumer attitudes toward vehicle ownership and usage and other factors. Our operating results are also significantly impacted by the overall commercial success of the vehicle platforms for which we supply particular products, as well as the profitability of the products that we supply for these platforms. The loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could adversely affect our operating results. In addition, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating results.

LEAR CORPORATION

For the first quarter of 2016, our percentage of net sales by region is shown below:

Percentage
North America	41%
Europe and Africa	39%
Asia	18%
South America	2%
Total	100%
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
Our strategy is built on addressing these trends and the major imperatives for success as an automotive supplier: quality, cost and efficiency, and innovation and technology. We have expanded key component and software capabilities through organic investment and acquisitions to ensure a full complement of the highest quality solutions for our customers. We have restructured, and continue to align, our manufacturing and engineering footprint to attain a leading competitive position globally. We have established or expanded activities in new and growing markets, especially China, in support of our customers’ growth and global platform initiatives. These initiatives have helped us achieve our financial goals overall, as well as a more balanced regional, customer and vehicle segment diversification in our business.
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
Our material cost as a percentage of net sales was 65.6% in the first quarter of 2016, as compared to 67.5% in the first quarter of 2015. Raw material, energy and commodity costs can be volatile. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity environment. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2015.
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

LEAR CORPORATION

Our success in generating cash flow will depend, in part, on our ability to manage working capital effectively. Working capital can be significantly impacted by the timing of cash flows from sales and purchases. Historically, we generally have been successful in aligning our vendor payment terms with our customer payment terms. However, our ability to continue to do so may be impacted by adverse automotive industry conditions, changes to our customers’ payment terms and the financial condition of our suppliers, as well as our financial condition. In addition, our cash flow is impacted by our ability to manage our inventory and capital spending effectively. We utilize return on invested capital as a measure of the efficiency with which our assets generate earnings. Improvements in our return on invested capital will depend on our ability to maintain an appropriate asset base for our business and to increase productivity and operating efficiency.
Operational Restructuring
In the first quarter of 2016, we incurred pretax restructuring costs of approximately $10 million and related manufacturing inefficiency charges of approximately $2 million. Any future restructuring actions will depend upon market conditions, customer actions and other factors.
For further information, see Note 2, "Restructuring," to the condensed consolidated financial statements included in this Report.
Share Repurchase Program and Quarterly Cash Dividends
Since the first quarter of 2011, our Board of Directors has authorized $3.4 billion in share repurchases under our common stock share repurchase program. In the first quarter of 2016, we completed $155 million of share repurchases and have a remaining repurchase authorization of $845 million, which will expire on December 31, 2017.
In the first quarter of 2016, our Board of Directors declared a quarterly cash dividend of $0.30 per share of common stock, reflecting a 20% increase over the quarterly cash dividend declared in 2015.
For further information regarding our common stock share repurchase program and our quarterly dividends, see "— Liquidity and Capital Resources — Capitalization" and Note 12, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report.
Other Matters
In the first quarter of 2016, we recognized net tax benefits of $5 million related to restructuring charges and various other items.
In the first quarter of 2015, we recognized tax benefits of $14 million related to acquisition costs, debt redemption costs, restructuring charges and various other items.
As discussed above, our results for the three months ended April 2, 2016 and March 28, 2015, reflect the following items (in millions):

	Three Months Ended
	April 2, 2016	March 28, 2015
Costs related to restructuring actions, including manufacturing inefficiencies of $2 million and $1 million in the three months ended April 2, 2016 and March 28, 2015, respectively	$12	$8
Acquisition and other related costs	—	8
Acquisition-related inventory fair value adjustment	—	16
Loss on redemption of bonds	—	14
Tax benefits, net	(5)	(14)
For further information regarding these items, see Note 2, "Restructuring," Note 7, "Debt," and Note 10, "Income Taxes," to the condensed consolidated financial statements included in this Report.
This Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements that are subject to risks and uncertainties. For further information regarding other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2015.

LEAR CORPORATION

RESULTS OF OPERATIONS
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three Months Ended
	April 2, 2016		March 28, 2015
Net sales
Seating	$3,602.0	77.2%	$3,485.0	77.1%
Electrical	1,060.9	22.8	1,036.4	22.9
Net sales	4,662.9	100.0	4,521.4	100.0
Cost of sales	4,127.2	88.5	4,095.7	90.6
Gross profit	535.7	11.5	425.7	9.4
Selling, general and administrative expenses	149.0	3.2	151.7	3.4
Amortization of intangible assets	13.2	0.3	13.3	0.3
Interest expense	21.1	0.5	24.4	0.5
Other expense, net	8.5	0.2	30.0	0.7
Provision for income taxes	98.2	2.1	62.9	1.3
Equity in net income of affiliates	(16.8)	(0.4)	(13.3)	(0.3)
Net income attributable to noncontrolling interests	14.1	0.3	9.4	0.2
Net income attributable to Lear	$248.4	5.3%	$147.3	3.3%

Three Months Ended April 2, 2016 vs. Three Months Ended March 28, 2015
Net sales in the first quarter of 2016 were $4.7 billion, as compared to $4.5 billion in the first quarter of 2015, an increase of $142 million or 3%. Higher production volumes on key Lear platforms in North America and Europe and new business in Asia and Europe positively impacted net sales by $179 million and $177 million, respectively. These increases were partially offset by net foreign exchange rate fluctuations related to the strengthening of the U.S. dollar and selling price reductions, which negatively impacted net sales by $240 million.

(in millions)	Cost of Sales
First quarter of 2015	$4,095.7
Material cost	6.5
Labor and other	19.5
Depreciation	5.5
First quarter of 2016	$4,127.2
Cost of sales in the first quarters of 2016 and 2015 was $4.1 billion. Higher production volumes on key Lear platforms in North America and Europe and new business in Asia and Europe resulted in an increase in cost of sales of $296 million. These increases were largely offset by net foreign exchange rate fluctuations related to the strengthening of the U.S. dollar, which reduced cost of sales by $163 million.
Gross profit and gross margin were $536 million and 11.5% of net sales in the first quarter of 2016, as compared to $426 million and 9.4% of net sales in the first quarter of 2015. Higher production volumes on key Lear platforms and new business positively impacted gross profit by $64 million. The impact of favorable operating performance and the benefit of operational restructuring actions of $117 million more than offset the impact of selling price reductions and net foreign exchange rate fluctuations of $77 million. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $149 million in the first quarter of 2016, as compared to $152 million in the first quarter of 2015. As a percentage of net sales, selling, general and administrative expenses were 3.2% in the first quarter of 2016, as compared to 3.4% in the first quarter of 2015.
Amortization of intangible assets was $13 million in the first quarters of 2016 and 2015.
Interest expense was $21 million in the first quarter of 2016, as compared to $24 million in the first quarter of 2015.
Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the

LEAR CORPORATION

disposal of fixed assets and other miscellaneous income and expense, was $9 million in the first quarter of 2016, as compared to $30 million in the first quarter of 2015. In the first quarter of 2015, we recognized a loss of $14 million related to the redemption of the remaining outstanding aggregate principal amount of our 8.125% senior unsecured notes due 2020. Foreign exchange losses decreased to $2 million in the first quarter of 2016, as compared to $9 million in the first quarter of 2015.
In the first quarter of 2016, the provision for income taxes was $98 million, representing an effective tax rate of 28.6% on pretax income before equity in net income of affiliates of $344 million. In the first quarter of 2015, the provision for income taxes was $63 million, representing an effective tax rate of 30.5% on pretax income before equity in net income of affiliates of $206 million, for the reasons described below.
In the first quarters of 2016 and 2015, the provision for income taxes was impacted by the level and mix of earnings among tax jurisdictions. The provision was also impacted by a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In the first quarter of 2016, we recognized net tax benefits of $5 million related to restructuring charges and various other items. In the first quarter of 2015, we recognized tax benefits of $14 million related to acquisition costs, debt redemption costs, restructuring charges and various other items. Excluding these items, the effective tax rate in the first quarters of 2016 and 2015 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $17 million in the first quarter of 2016, as compared to $13 million in the first quarter of 2015.
Net income attributable to Lear was $248 million in the first quarter of 2016, or $3.29 per diluted share, as compared to $147 million, or $1.86 per diluted share, in the first quarter of 2015. Net income and diluted net income per share increased for the reasons described above. In addition, diluted net income per share was impacted by the decrease in average shares outstanding between periods.

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
The financial information presented below is for our two reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment. Corporate and regional headquarters costs include various support functions, such as information technology, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s pretax income before equity in net income of affiliates, interest expense and other expense ("segment earnings") and segment earnings divided by net sales ("margin") are not measures of performance under accounting principles generally accepted in the United States ("GAAP"). Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income attributable to Lear, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates, see Note 14, "Segment Reporting," to the condensed consolidated financial statements included in this Report.
Seating
A summary of the financial measures for our seating segment is shown below (dollar amounts in millions):

	Three Months Ended
	April 2, 2016	March 28, 2015
Net sales	$3,602.0	$3,485.0
Segment earnings (1)	291.6	196.1
Margin	8.1%	5.6%

(1)	See definition above.

LEAR CORPORATION

Seating net sales were $3.6 billion for the three months ended April 2, 2016, as compared to $3.5 billion for the three months ended March 28, 2015, an increase of $117 million or 3%. Higher production volumes on key Lear platforms and new business positively impacted net sales by $173 million and $127 million, respectively. These increases were partially offset by net foreign exchange rate fluctuations and selling price reductions, which negatively impacted net sales by $173 million. Segment earnings, including restructuring costs, and the related margin on net sales were $292 million and 8.1% for the first quarter of 2016, as compared to $196 million and 5.6% for the first quarter of 2015. Higher production volumes on key Lear platforms and new business positively impacted segment earnings by $43 million. The impact of favorable operating performance and the benefit of operational restructuring actions of $89 million more than offset the impact of selling price reductions and net foreign exchange fluctuations.
Electrical
A summary of financial measures for our electrical segment is shown below (dollar amounts in millions):

	Three Months Ended
	April 2, 2016	March 28, 2015
Net sales	$1,060.9	$1,036.4
Segment earnings (1)	149.8	137.0
Margin	14.1%	13.2%

(1)	See definition above.
Electrical net sales were $1.1 billion for the three months ended April 2, 2016, as compared to $1.0 billion for the three months ended March 28, 2015, an increase of $25 million or 2%. New business and higher production volumes on key Lear platforms positively impacted net sales by $59 million and $25 million, respectively. These increases were partially offset by net foreign exchange rate fluctuations and selling price reductions, which negatively impacted net sales by $67 million. Segment earnings, including restructuring costs, and the related margin on net sales were $150 million and 14.1% for the first quarter of 2016, as compared to $137 million and 13.2% for the first quarter of 2015. New business and higher production volumes on key Lear platforms positively impacted segment earnings by $21 million. The impact of improved operating performance of $28 million was more than offset by the impact of selling price reductions and net foreign exchange rate fluctuations.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three Months Ended
	April 2, 2016	March 28, 2015
Net sales	$—	$—
Segment earnings (1)	(67.9)	(72.4)
Margin	N/A	N/A

(1)	See definition above.
Segment earnings related to our other category were ($68) million in the first three months of 2016, as compared to ($72) million in the first three months of 2015.

LEAR CORPORATION

LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, operational restructuring actions and debt service requirements. In addition, we expect to continue to pay quarterly dividends and repurchase shares of our common stock pursuant to our authorized common stock share repurchase program. Our principal sources of liquidity are cash flows from operating activities, borrowings under available credit facilities and our existing cash balance. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and the combination of dividends, royalties, intercompany loan repayments and other distributions and advances from our subsidiaries to provide the funds necessary to meet our obligations. As of April 2, 2016 and December 31, 2015, cash and cash equivalents of $661 million and $664 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans, without creating additional income tax expense. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information regarding potential dividends from our non-U.S. subsidiaries, see "— Adequacy of Liquidity Sources," below and Note 7, "Income Taxes," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Cash Flows
Net cash provided by operating activities was $289 million in the first three months of 2016, as compared to net cash used in operating activities of $67 million in the first three months of 2015. Consolidated net income and depreciation and amortization were a source of cash of $353 million and $241 million in the first three months of 2016 and 2015, respectively, resulting in an incremental increase in operating cash flow of $112 million between periods. The net change in working capital items was a use of cash of $78 million and $344 million in the first three months of 2016 and 2015, respectively, resulting in an incremental increase in operating cash flow of $267 million between periods. The increase primarily reflects additional cash receipts due to the timing of our fiscal quarter-end for the first quarter of 2016, as compared to the first quarter of 2015.
In the first three months of 2016, increases in accounts receivable, inventories and accounts payable resulted in a use of cash of $411 million, a use of cash of $42 million and a source of cash of $241 million, respectively, primarily reflecting the timing of our fiscal quarter-end for the first quarter of 2016. In the first three months of 2016, changes in accrued liabilities and other resulted in a source of cash of $134 million, primarily reflecting the timing of payment of accrued liabilities.
Net cash used in investing activities was $90 million in the first three months of 2016, as compared to $564 million in the first three months of 2015. This decrease was primarily due to cash paid of $473 million, net of cash acquired and a $350 million use of restricted cash, for the acquisition of Eagle Ottawa in 2015. Capital spending is estimated at $525 million for 2016.
Net cash used in financing activities was $232 million in the first three months of 2016, as compared to net cash provided by financing activities of $315 million in the first three months of 2015. In the first quarter of 2016, we paid $155 million in aggregate for repurchases of our common stock. In the first quarter of 2015, we borrowed $500 million under our Term Loan Facility (see "— Credit Agreement" below) to finance, in part, the acquisition of Eagle Ottawa. In addition, we paid $5 million to repurchase the remaining outstanding aggregate principal amount of our 8.125% senior unsecured notes due 2020, net of a $250 million use of restricted cash, and paid $112 million in aggregate for repurchases of our common stock.
For further information on our 2015 investing and financing transactions, including the use of restricted cash, see Note 7, "Debt," to the condensed consolidated financial statements included in this Report.
Capitalization
From time to time, we utilize uncommitted credit facilities to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries, in addition to cash provided by operating activities. As of April 2, 2016, our outstanding short-term debt balance was $2.6 million. As of December 31, 2015, there were no short-term debt balances outstanding. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors.
Senior Notes
As of April 2, 2016, our senior notes consist of $500 million in aggregate principal amount of senior unsecured notes due 2023 at a stated coupon rate of 4.75%, $325 million in aggregate principal amount of senior unsecured notes due 2024 at a stated coupon rate of 5.375% and $650 million in aggregate principal amount of senior unsecured notes due 2025 at a stated coupon rate of 5.25% (collectively, the "Notes").
For further information related to the Notes, including information on early redemption, covenants and events of default, see Note 7,"Debt," to the condensed consolidated financial statements included in this Report and Note 6, "Debt," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

LEAR CORPORATION

Credit Agreement
As of April 2, 2016, our credit agreement (the "Credit Agreement") consists of a $1.25 billion revolving credit facility (the "Revolving Credit Facility"), which matures on November 14, 2019, and a $500 million term loan facility (the "Term Loan Facility"), which matures on January 5, 2020. As of April 2, 2016 and December 31, 2015, there were no borrowings outstanding under the Revolving Credit Facility. As of April 2, 2016 and December 31, 2015, there were $488 million and $491 million, respectively, of borrowings outstanding under the Term Loan Facility. In the first quarter of 2016, we made required principal payments of $3 million under the Term Loan Facility.
For further information related to the Credit Agreement, including information on pricing, covenants and events of default, see Note 7, "Debt," to the condensed consolidated financial statements included in this Report and Note 6, "Debt," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Scheduled cash interest payments on the Notes and the Term Loan Facility are $45 million for the remaining nine months of 2016.
As of April 2, 2016, we were in compliance with all covenants under the Credit Agreement and the indentures governing the Notes.
Accounts Receivable Factoring
One of our European subsidiaries entered into an uncommitted factoring agreement, which provides for aggregate purchases of specified customer accounts of up to €200 million. As of April 2, 2016, there were no factored receivables outstanding. We cannot provide any assurances that this factoring facility will be available or utilized in the future.
Common Stock Share Repurchase Program
In February 2016, our Board of Directors authorized a $487 million increase to our existing common stock share repurchase program to provide for a remaining aggregate repurchase authorization of $1 billion, while maintaining the program expiration date of December 31, 2017. In the first three months of 2016, we paid $155 million in aggregate for repurchases of our common stock (1,436,742 shares at an average purchase price of $107.70 per share, excluding commissions). As of the date of this Report, we have a remaining repurchase authorization of $845 million.
We may implement these share repurchases through a variety of methods, including, but not limited to, open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which we will repurchase our outstanding common stock and the timing of such repurchases will depend upon our financial condition, prevailing market conditions, alternative uses of capital and other factors. In addition, our Credit Agreement places certain limitations on our ability to repurchase our common shares. See "—Forward-Looking Statements."
Since the first quarter of 2011, our Board of Directors has authorized $3.4 billion in share repurchases under our common stock share repurchase program. As of the date of this Report, we have paid $2.6 billion in aggregate for repurchases of our outstanding common stock, at an average price of $69.67 per share excluding commissions and related fees, since the first quarter of 2011.
For further information regarding our common stock share repurchase program, see Note 12, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report.
Dividends
In the first quarter of 2016, our Board of Directors declared a quarterly cash dividend of $0.30 per share of common stock, reflecting a 20% increase over the quarterly cash dividend declared in 2015.
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
Adequacy of Liquidity Sources
As of April 2, 2016, we had approximately $1.2 billion of cash and cash equivalents on hand and $1.25 billion in available borrowing capacity under our Revolving Credit Facility. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly dividends and repurchase shares of our common stock, pursuant to our authorized common stock share repurchase program (see "— Common Stock Share Repurchase Program," above). Our future financial results and our ability to continue to meet our liquidity needs are subject to, and will be affected by, cash flows from operations, including the impact of

LEAR CORPORATION

restructuring activities, automotive industry conditions, the financial condition of our customers and suppliers and other related factors. Additionally, an economic downturn or reduction in production levels could negatively impact our financial condition. For further discussion of the risks and uncertainties affecting our cash flows from operations and our overall liquidity, see "— Executive Overview" above, "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
A summary of the notional amount and estimated aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

	April 2, 2016	December 31, 2015
Notional amount (contract maturities of less than 24 months)	$2,194	$1,818
Fair value	(43)	(51)
Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Thai baht, the Chinese renminbi, the Brazilian real and the Canadian dollar. We have performed a sensitivity analysis of our net transactional exposure, as shown below (in millions):

Potential earnings benefit (adverse earnings impact) due to a hypothetical 10% strengthening of the:	April 2, 2016	December 31, 2015
U.S. dollar (1)	$(21)	$(18)
Euro (1)	9	10
(1) Relative to all other currencies to which it is exposed for a twelve-month period
We have performed a sensitivity analysis related to the aggregate fair value of our outstanding foreign exchange contracts, as shown below (in millions):

Estimated change in aggregate fair value of foreign exchange contracts due to a 10% change in the value of the:	April 2, 2016	December 31, 2015
U.S. dollar (2)	$42	$38
Euro (2)	53	63
(2) Relative to all other currencies to which it is exposed
There are certain shortcomings inherent in the sensitivity analyses above. The analyses assume that all currencies would uniformly strengthen or weaken relative to the U.S. dollar or Euro. In reality, some currencies may strengthen while others may weaken, causing the earnings impact to increase or decrease depending on the currency and the direction of the rate movement.
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

LEAR CORPORATION

Commodity Prices
Raw material, energy and commodity costs can be volatile. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity environment. If these costs increase, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance," in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
For further information related to the financial instruments described above, see Note 15, "Financial Instruments," to the condensed consolidated financial statements included in this Report.

OTHER MATTERS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of April 2, 2016, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $12 million. In addition, as of April 2, 2016, we had recorded reserves for product liability claims and environmental matters of $39 million and $13 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2015. For a more complete description of our outstanding material legal proceedings, see Note 13, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.
Significant Accounting Policies and Critical Accounting Estimates
Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates," and Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first quarter of 2016.
Recently Issued Accounting Pronouncements
For information on the impact of recently issued accounting pronouncements, see Note 16, "Accounting Pronouncements," to the condensed consolidated financial statements included in this Report.

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

•	other risks described in Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2015, and our other Securities and Exchange Commission ("SEC") filings.
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

(b)	Changes in Internal Controls over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended April 2, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial or contractual disputes, product liability claims and environmental and other matters. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2015. For a description of our outstanding material legal proceedings, see Note 13, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.

ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

LEAR CORPORATION

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As discussed in Part I — Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capitalization — Common Stock Share Repurchase Program," and Note 12, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report, we have a remaining repurchase authorization of $845.3 million under our ongoing common stock share repurchase program. A summary of the shares of our common stock repurchased during the quarter ended April 2, 2016, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
January 1, 2016 through January 30, 2016	—	N/A	N/A	$512.6
January 31, 2016 through February 27, 2016 (1)	242,930	$100.95	242,930	975.5
February 28, 2016 through April 2, 2016	1,193,812	$109.08	1,193,812	845.3
Total	1,436,742	$107.70	1,436,742	$845.3
(1) In February 2016, our Board of Directors authorized a $487 million increase to our existing common stock repurchase program to provide for a remaining aggregate repurchase authorization of $1 billion.

ITEM 6 — EXHIBITS
The exhibits listed on the "Index to Exhibits" on page 45 are filed with this Form 10-Q or incorporated by reference as set forth below.

LEAR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated:	April 27, 2016	By:	/s/ Matthew J. Simoncini
Matthew J. Simoncini
President and Chief Executive Officer

		By:	/s/ Jeffrey H. Vanneste
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