Form 10-Q
period 2016-07-02
LEAR CORP
filed 2016-07-28
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2016.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 25, 2016, the number of shares outstanding of the registrant’s common stock was 71,527,465 shares.

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JULY 2, 2016

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

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	July 2, 2016 (1)	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,394.7	$1,196.6
Accounts receivable	2,987.3	2,590.0
Inventories	1,011.3	947.6
Other	542.9	552.4
Total current assets	5,936.2	5,286.6
LONG-TERM ASSETS:
Property, plant and equipment, net	1,890.3	1,826.5
Goodwill	1,071.1	1,053.8
Other	1,242.9	1,238.9
Total long-term assets	4,204.3	4,119.2
Total assets	$10,140.5	$9,405.8

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$5.0	$—
Accounts payable and drafts	2,767.1	2,504.4
Accrued liabilities	1,629.8	1,312.1
Current portion of long-term debt	29.4	23.1
Total current liabilities	4,431.3	3,839.6
LONG-TERM LIABILITIES:
Long-term debt	1,916.4	1,931.7
Other	636.7	616.8
Total long-term liabilities	2,553.1	2,548.5
EQUITY:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 80,563,291 shares issued as of July 2, 2016 and December 31, 2015	0.8	0.8
Additional paid-in capital	1,364.3	1,451.9
Common stock held in treasury, 9,038,815 and 6,099,078 shares as of July 2, 2016 and December 31, 2015, respectively, at cost	(949.3)	(623.0)
Retained earnings	3,310.8	2,827.8
Accumulated other comprehensive loss	(713.8)	(730.1)
Lear Corporation stockholders’ equity	3,012.8	2,927.4
Noncontrolling interests	143.3	90.3
Equity	3,156.1	3,017.7
Total liabilities and equity	$10,140.5	$9,405.8

(1)	Unaudited.
The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions, except share and per share data)

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net sales	$4,724.8	$4,635.1	$9,387.7	$9,156.5

Cost of sales	4,184.4	4,184.9	8,311.6	8,280.6
Selling, general and administrative expenses	154.3	151.5	303.3	303.2
Amortization of intangible assets	13.3	13.2	26.5	26.5
Interest expense	20.3	20.5	41.4	44.9
Other (income) expense, net	(23.5)	8.7	(15.0)	38.7
Consolidated income before provision for income taxes and equity in net income of affiliates	376.0	256.3	719.9	462.6
Provision for income taxes	101.0	71.9	199.2	134.8
Equity in net income of affiliates	(19.5)	(8.5)	(36.3)	(21.8)
Consolidated net income	294.5	192.9	557.0	349.6
Less: Net income attributable to noncontrolling interests	12.1	11.0	26.2	20.4
Net income attributable to Lear	$282.4	$181.9	$530.8	$329.2

Basic net income per share attributable to Lear	$3.85	$2.35	$7.17	$4.23

Diluted net income per share attributable to Lear	$3.82	$2.33	$7.11	$4.19

Cash dividends declared per share	$0.30	$0.25	$0.60	$0.50

Average common shares outstanding	73,322,857	77,478,053	74,013,593	77,855,641

Average diluted shares outstanding	73,864,457	78,076,247	74,678,147	78,566,649

Consolidated comprehensive income (Note 12)	$238.5	$222.5	$570.7	$251.3
Less: Comprehensive income attributable to noncontrolling interests	9.3	11.0	23.6	20.3
Comprehensive income attributable to Lear	$229.2	$211.5	$547.1	$231.0
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended
	July 2, 2016	June 27, 2015
Cash Flows from Operating Activities:
Consolidated net income	$557.0	$349.6
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	184.7	169.4
Net change in recoverable customer engineering, development and tooling	19.6	(21.9)
Net change in working capital items (see below)	49.9	(157.9)
Other, net	6.4	68.8
Net cash provided by operating activities	817.6	408.0
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(181.7)	(212.9)
Acquisition of Eagle Ottawa, net of cash acquired and use of $350 million restricted cash (see non-cash investing activities below) (Note 7)	—	(465.3)
Other, net	50.5	8.3
Net cash used in investing activities	(131.2)	(669.9)
Cash Flows from Financing Activities:
Credit agreement borrowings	—	500.0
Credit agreement repayments	(9.4)	—
Short-term borrowings	5.2	—
Repurchase of senior notes, net of use of $250 million restricted cash in 2015 (see non-cash financing activities below) (Note 7)	—	(5.0)
Repurchase of common stock	(367.1)	(234.8)
Dividends paid to Lear Corporation stockholders	(47.0)	(41.1)
Dividends paid to noncontrolling interests	(14.3)	(11.9)
Other, net	(51.3)	(48.6)
Net cash provided by (used in) financing activities	(483.9)	158.6
Effect of foreign currency translation	(4.4)	(22.9)
Net Change in Cash and Cash Equivalents	198.1	(126.2)
Cash and Cash Equivalents as of Beginning of Period	1,196.6	1,094.1
Cash and Cash Equivalents as of End of Period	$1,394.7	$967.9

Changes in Working Capital Items:
Accounts receivable	$(327.2)	$(578.0)
Inventories	(39.8)	(25.2)
Accounts payable (including $45.7 million of cash paid in 2015 in conjunction with the acquisition of Eagle Ottawa to settle pre-existing accounts payable)	201.7	241.8
Accrued liabilities and other	215.2	203.5
Net change in working capital items	$49.9	$(157.9)

Supplementary Disclosure:
Cash paid for interest	$44.1	$35.9
Cash paid for income taxes, net of refunds received	$108.4	$109.7

Non-cash Investing Activities:
Cash restricted for use - acquisition of Eagle Ottawa	$—	$(350.0)

Non-cash Financing Activities:
Cash restricted for use - repurchase of senior notes	$—	$(250.0)
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
Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended July 2, 2016.
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
In the first half of 2016, the Company recorded charges of $36.3 million in connection with its restructuring actions. These charges consist of $31.4 million recorded as cost of sales and $4.9 million recorded as selling, general and administrative expenses. The restructuring charges consist of employee termination benefits of $31.7 million, fixed asset impairment charges of $3.2 million and contract termination costs of $0.3 million, as well as other related costs of $1.1 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Fixed asset impairment charges relate to the disposal of buildings, leasehold improvements and/or machinery and equipment with carrying values of $3.2 million in excess of related estimated fair values. The Company expects to incur approximately $56 million of additional restructuring costs related to activities initiated as of July 2, 2016, and expects that the components of such costs will be consistent with its historical experience. Any future restructuring actions will depend upon market conditions, customer actions and other factors.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of 2016 activity is shown below (in millions):

	Accrual as of	2016	Utilization		Accrual as of
	January 1, 2016	Charges	Cash	Non-cash	July 2, 2016
Employee termination benefits	$66.5	$31.7	$(35.3)	$—	$62.9
Asset impairment charges	—	3.2	—	(3.2)	—
Contract termination costs	5.3	0.3	(0.3)	—	5.3
Other related costs	—	1.1	(1.1)	—	—
Total	$71.8	$36.3	$(36.7)	$(3.2)	$68.2

(3) Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	July 2, 2016	December 31, 2015
Raw materials	$751.8	$706.8
Work-in-process	102.4	90.2
Finished goods	157.1	150.6
Inventories	$1,011.3	$947.6

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
During the first six months of 2016 and 2015, the Company capitalized $72.4 million and $99.5 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During the first six months of 2016 and 2015, the Company also capitalized $41.6 million and $68.2 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets. During the first six months of 2016 and 2015, the Company collected $127.9 million and $142.0 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer E&D and tooling costs related to long-term supply agreements is shown below (in millions):

	July 2, 2016	December 31, 2015
Current	$148.3	$162.0
Long-term	54.7	53.7
Recoverable customer E&D and tooling	$203.0	$215.7

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of property, plant and equipment is shown below (in millions):

	July 2, 2016	December 31, 2015
Land	$104.2	$97.9
Buildings and improvements	613.0	560.4
Machinery and equipment	2,350.8	2,125.8
Construction in progress	210.7	274.9
Total property, plant and equipment	3,278.7	3,059.0
Less – accumulated depreciation	(1,388.4)	(1,232.5)
Property, plant and equipment, net	$1,890.3	$1,826.5
Depreciation expense was $81.2 million and $71.7 million for the three months ended July 2, 2016 and June 27, 2015, respectively, and $158.2 million and $142.9 million for the six months ended July 2, 2016 and June 27, 2015, respectively.
The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with GAAP. If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. Except as discussed below, the Company does not believe that there were any indicators that would have resulted in long-lived asset impairment charges as of July 2, 2016. The Company will, however, continue to assess the impact of any significant industry events and long-term automotive production estimates on the realization of its long-lived assets.
In the first six months of 2016 and 2015, the Company recognized fixed asset impairment charges of $3.2 million and $1.6 million, respectively, in conjunction with its restructuring actions (Note 2, "Restructuring"). In the first six months of 2015, the Company also recognized additional fixed asset impairment charges of $0.5 million.
Investment in Affiliates
On June 21, 2016, the Company gained control of Beijing BAI Lear Automotive Systems Co., Ltd. (“Beijing BAI”) by amending the existing joint venture agreement to eliminate the substantive participating rights of its joint venture partner. Prior to the amendment, Beijing BAI was accounted for under the equity method. The consolidation of Beijing BAI was accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying condensed consolidated balance sheet as of July 2, 2016. The operating results and cash flows of Beijing BAI are reflected in the Company’s seating segment in the accompanying condensed consolidated financial statements from the date of the amended joint venture agreement.
A preliminary summary of the fair value of the assets acquired and liabilities assumed in conjunction with the consolidation is shown below (in millions):

Property, plant and equipment	$20.7
Other assets and liabilities assumed, net	33.2
Goodwill	13.1
Intangible assets	34.0
$101.0
Intangible assets consist of amounts recognized for the fair value of customer-based assets and were based on an independent appraisal. Customer-based assets include Beijing BAI’s established relationships with its customers and the expectation of these relationships generating future economic profits for the Company. It is currently estimated that these intangible assets have a weighted average useful life of approximately eight years. Recognized goodwill is attributable to the assembled workforce, expected synergies and other intangible assets that do not qualify for separate recognition.
The fair values of the assets acquired and liabilities assumed in conjunction with the consolidation contain provisional estimates that may be revised as a result of additional information obtained regarding such assets and liabilities.
As of the date of consolidation, the fair value of the Company’s previously held equity interest in Beijing BAI was $61.0 million, and the fair value of the noncontrolling interest in Beijing BAI was $40.0 million. As a result of valuing the Company’s

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

previously held equity interest in Beijing BAI at fair value, the Company recognized a gain of $30.3 million during the three and six months ended July 2, 2016.
The pro forma effects of the consolidation would not materially impact the Company’s reported results for any period presented.
For further information on acquired assets measured at fair value see Note 15, "Financial Instruments".

(6) Goodwill
A summary of the changes in the carrying amount of goodwill, by operating segment, for the six months ended July 2, 2016, is shown below (in millions):

	Seating	Electrical	Total
Balance at January 1, 2016	$1,026.8	$27.0	$1,053.8
Consolidation of affiliate	13.1	—	13.1
Foreign currency translation and other	3.7	0.5	4.2
Balance at July 2, 2016	$1,043.6	$27.5	$1,071.1
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
The Company does not believe that there were any indicators that would have resulted in goodwill impairment charges as of July 2, 2016. The Company will, however, continue to assess the impact of significant events or circumstances on its recorded goodwill.
For further information related to the consolidation of an affiliate, see Note 5, "Long-Term Assets."

(7) Debt
A summary of long-term debt, net of unamortized debt issuance costs, and the related weighted average interest rates is shown below (in millions):

	July 2, 2016				December 31, 2015
Debt Instrument	Long-Term Debt	Debt Issuance Costs (1)	Long-Term Debt, Net	Weighted Average Interest Rate	Long-Term Debt	Debt Issuance Costs (1)	Long-Term Debt, Net	Weighted Average Interest Rate
Credit Agreement — Term Loan Facility	$481.2	$(1.9)	$479.3	1.8%	$490.6	$(2.2)	$488.4	1.78%
4.75% Senior Notes due 2023	500.0	(5.1)	494.9	4.75%	500.0	(5.5)	494.5	4.75%
5.375% Senior Notes due 2024	325.0	(3.0)	322.0	5.375%	325.0	(3.2)	321.8	5.375%
5.25% Senior Notes due 2025	650.0	(7.0)	643.0	5.25%	650.0	(7.5)	642.5	5.25%
Other	6.6	—	6.6	N/A	7.6	—	7.6	N/A
	$1,962.8	$(17.0)	1,945.8		$1,973.2	$(18.4)	1,954.8
Less — Current portion			(29.4)				(23.1)
Long-term debt			$1,916.4				$1,931.7
(1) Unamortized portion
Senior Notes
As of July 2, 2016, the Company’s senior notes consist of $500 million in aggregate principal amount of senior unsecured notes due 2023 at a stated coupon rate of 4.75% (the "2023 Notes"), $325 million in aggregate principal amount of senior unsecured

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

notes due 2024 at a stated coupon rate of 5.375% (the "2024 Notes") and $650 million in aggregate principal amount of senior unsecured notes due 2025 at a stated coupon rate of 5.25% (the "2025 Notes" and together with the 2023 Notes and 2024 Notes, the "Notes").
2023 Notes
The 2023 Notes were issued in January 2013 and mature on January 15, 2023. Interest is payable on January 15 and July 15 of each year.
2024 Notes
The 2024 Notes were issued in March 2014 and mature on March 15, 2024. Interest is payable on March 15 and September 15 of each year.
2025 Notes
The 2025 Notes were issued in November 2014 and mature on January 15, 2025. Interest is payable on January 15 and July 15 of each year. Of the $650 million of proceeds from the offering, net of related issuance costs of $8.4 million, $250 million was restricted for the redemption of the remaining outstanding aggregate principal amount of the Company's 8.125% senior unsecured notes due 2020 (the "2020 Notes") and $350 million was restricted to finance, in part, the acquisition of Eagle Ottawa (Note 1, "Basis of Presentation"). In January 2015, the Company used $350 million of the restricted cash proceeds from the offering, along with $500 million in borrowings under the Term Loan Facility (see "— Credit Agreement" below), to finance the acquisition of Eagle Ottawa. In March 2015, the Company redeemed the 2020 Notes at a price equal to 104.063% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. In connection with this transaction, the Company paid $255.0 million, including $250 million of the restricted cash proceeds from the offering, and recognized a loss of $14.3 million on the extinguishment of debt in the first quarter of 2015. The use of restricted cash for the acquisition of Eagle Ottawa and the redemption of the 2020 Notes is reflected as non-cash investing and financing activities, respectively, in the accompanying condensed consolidated statement of cash flows for the six months ended June 27, 2015. The remaining proceeds from the offering were used for general corporate purposes, including the payment of fees and expenses associated with the acquisition of Eagle Ottawa and related financing transactions.
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
As of July 2, 2016, the Company was in compliance with all covenants under the indentures governing the Notes.
Credit Agreement
As of July 2, 2016, the Company’s credit agreement (the "Credit Agreement") consists of a $1.25 billion revolving credit facility (the “Revolving Credit Facility”), which matures on November 14, 2019, and a $500 million term loan facility (the "Term Loan Facility"), which matures on January 5, 2020. As of July 2, 2016 and December 31, 2015, there were no borrowings outstanding under the Revolving Credit Facility. As of July 2, 2016 and December 31, 2015, there were $481.2 million and $490.6 million, respectively, of borrowings outstanding under the Term Loan Facility. In the three and six months ended July 2, 2016, the Company made required principal payments under the Term Loan Facility of $6.3 million and $9.4 million, respectively.
Advances under the Revolving Credit Facility generally bear interest at a variable rate per annum equal to (i) the Eurocurrency Rate (as defined) plus an adjustable margin of 1.0% to 2.25% based on the Company’s corporate rating (1.25% as of July 2, 2016), payable on the last day of each applicable interest period but in no event less frequently than quarterly, or (ii) the

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Adjusted Base Rate (as defined) plus an adjustable margin of 0.0% to 1.25% based on the Company’s corporate rating (0.25% as of July 2, 2016), payable quarterly. A facility fee, which ranges from 0.25% to 0.50% of the total amount committed under the Revolving Credit Facility, is payable quarterly.
Loans under the Term Loan Facility generally bear interest at a variable rate per annum equal to (i) the Eurocurrency Rate (as defined) plus an adjustable margin of 1.25% to 2.25% based on the Company's corporate rating (1.375% as of July 2, 2016), payable on the last day of each applicable interest period but in no event less frequently than quarterly, or (ii) the Adjusted Base Rate (as defined) plus an adjustable margin of 0.25% to 1.25% based on the Company's corporate rating (0.375% as of July 2, 2016), payable quarterly.
The Company’s obligations under the Credit Agreement are guaranteed, jointly and severally, on a first priority basis, by certain domestic subsidiaries, which are directly or indirectly 100% owned by Lear (Note 17, "Supplemental Guarantor Condensed Consolidating Financial Statements").
The Credit Agreement contains various customary representations, warranties and covenants by the Company, including, without limitation, (i) covenants regarding maximum leverage and minimum interest coverage, (ii) limitations on fundamental changes involving the Company or its subsidiaries and (iii) limitations on indebtedness, liens, investments and restricted payments. As of July 2, 2016, the Company was in compliance with all covenants under the Credit Agreement.
Other
As of July 2, 2016, other long-term debt consists of amounts outstanding under capital leases.
For further information on the Notes and the Credit Agreement, see Note 6, "Debt," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

(8) Pension and Other Postretirement Benefit Plans
Net Periodic Pension and Other Postretirement Benefit Cost (Credit)
The components of the Company’s net periodic pension benefit cost (credit) are shown below (in millions):

	Three Months Ended				Six Months Ended
	July 2, 2016		June 27, 2015		July 2, 2016		June 27, 2015
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$1.4	$1.7	$1.2	$2.5	$2.8	$3.2	$2.4	$4.6
Interest cost	7.5	4.2	7.2	5.0	14.9	8.1	14.3	8.9
Expected return on plan assets	(9.5)	(6.0)	(9.9)	(8.1)	(19.0)	(11.6)	(19.7)	(14.0)
Amortization of actuarial loss	0.7	0.8	0.7	1.2	1.4	1.5	1.3	2.3
Curtailment loss	—	—	—	7.7	—	—	—	7.7
Settlement loss	—	—	—	—	0.2	—	0.1	—
Net periodic benefit cost (credit)	$0.1	$0.7	$(0.8)	$8.3	$0.3	$1.2	$(1.6)	$9.5
The components of the Company’s net periodic other postretirement benefit cost are shown below (in millions):

	Three Months Ended				Six Months Ended
	July 2, 2016		June 27, 2015		July 2, 2016		June 27, 2015
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$0.1	$0.1	$—	$0.3	$0.1	$0.3	$0.1	$0.5
Interest cost	0.7	0.4	0.8	0.4	1.5	0.8	1.5	0.8
Amortization of actuarial (gain) loss	(0.3)	—	(0.3)	0.1	(0.6)	0.1	(0.6)	0.3
Amortization of prior service credit	—	(0.1)	—	(0.1)	—	(0.2)	—	(0.2)
Special termination benefits	—	0.3	—	—	—	0.3	—	—
Net periodic benefit cost	$0.5	$0.7	$0.5	$0.7	$1.0	$1.3	$1.0	$1.4
For the three and six months ended June 27, 2015, the Company recognized pension benefit curtailment losses of $7.7 million related to its restructuring actions.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Contributions
Employer contributions to the Company’s domestic and foreign defined benefit pension plans for the six months ended July 2, 2016, were $6.9 million. The Company expects contributions to its domestic and foreign defined benefit pension plans to be approximately $10 million to $15 million in 2016. The Company may elect to make contributions in excess of minimum funding requirements in response to investment performance or changes in interest rates or when the Company believes that it is financially advantageous to do so and based on its other cash requirements.

(9) Other (Income) Expense, Net
Other (income) expense, net includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the disposal of fixed assets and other miscellaneous income and expense.
A summary of other (income) expense, net is shown below (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Other expense	$10.6	$9.0	$19.6	$41.2
Other income	(34.1)	(0.3)	(34.6)	(2.5)
Other (income) expense, net	$(23.5)	$8.7	$(15.0)	$38.7
For the three and six months ended July 2, 2016, other income includes a gain of $30.3 million related to the consolidation of an affiliate (Note 5, "Long-Term Assets"). For the three and six months ended July 2, 2016, other expense includes net foreign currency transaction losses of $2.2 million and $1.8 million, respectively.
For the six months ended June 27, 2015, other expense includes a loss of $14.3 million related to the extinguishment of debt (Note 7, "Debt") and net foreign currency transaction losses of $14.3 million.

(10) Income Taxes
A summary of the provision for income taxes and the corresponding effective tax rate for the three and six months ended July 2, 2016 and June 27, 2015, is shown below (in millions, except effective tax rates):

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Provision for income taxes	$101.0	$71.9	$199.2	$134.8
Pretax income before equity in net income of affiliates	$376.0	$256.3	$719.9	$462.6
Effective tax rate	26.9%	28.1%	27.7%	29.1%
In the first six months of 2016 and 2015, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. The provision was also impacted by a portion of the Company’s restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In the first six months of 2016, the Company recognized net tax benefits of $12.1 million related to restructuring charges and various other items. In addition, the Company recognized a gain of $30.3 million related to the consolidation of an affiliate, for which no tax expense was provided. In the first six months of 2015, the Company recognized net tax benefits of $29.8 million related to restructuring charges, debt redemption costs, acquisition costs and various other items. Excluding these items, the effective tax rate in the first six months of 2016 and 2015 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
For further information related to the consolidation of an affiliate, see Note 5, "Long-Term Assets." For further information related to the Company's income taxes, see Note 7, "Income Taxes," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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
A summary of information used to compute basic and diluted net income per share attributable to Lear is shown below (in millions, except share and per share data):

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net income attributable to Lear	$282.4	$181.9	$530.8	$329.2

Average common shares outstanding	73,322,857	77,478,053	74,013,593	77,855,641
Dilutive effect of common stock equivalents	541,600	598,194	664,554	711,008
Average diluted shares outstanding	73,864,457	78,076,247	74,678,147	78,566,649

Basic net income per share attributable to Lear	$3.85	$2.35	$7.17	$4.23

Diluted net income per share attributable to Lear	$3.82	$2.33	$7.11	$4.19

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
A summary of comprehensive income and reconciliations of equity, Lear Corporation stockholders’ equity and noncontrolling interests for the three and six months ended July 2, 2016, is shown below (in millions):

	Three Months Ended July 2, 2016			Six Months Ended July 2, 2016
	Equity	Lear Corporation Stockholders' Equity	Non- controlling Interests	Equity	Lear Corporation Stockholders' Equity	Non- controlling Interests
Beginning equity balance	$3,144.4	$3,037.6	$106.8	$3,017.7	$2,927.4	$90.3
Stock-based compensation transactions	18.7	18.7	—	(8.9)	(8.9)	—
Repurchase of common stock	(250.2)	(250.2)	—	(405.0)	(405.0)	—
Dividends declared to Lear Corporation stockholders	(22.5)	(22.5)	—	(45.6)	(45.6)	—
Dividends declared to noncontrolling interest holders	(12.8)	—	(12.8)	(12.8)	—	(12.8)
Consolidation of affiliate	40.0	—	40.0	40.0	—	40.0
Non-controlling interests — other	—	—	—	—	(2.2)	2.2
Comprehensive income:
Net income	294.5	282.4	12.1	557.0	530.8	26.2
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	1.1	1.1	—	(1.7)	(1.7)	—
Derivative instruments and hedging activities	(13.4)	(13.4)	—	(11.4)	(11.4)	—
Foreign currency translation adjustments	(43.7)	(40.9)	(2.8)	26.8	29.4	(2.6)
Other comprehensive income (loss)	(56.0)	(53.2)	(2.8)	13.7	16.3	(2.6)
Comprehensive income	238.5	229.2	9.3	570.7	547.1	23.6
Ending equity balance	$3,156.1	$3,012.8	$143.3	$3,156.1	$3,012.8	$143.3

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of changes, net of tax, in accumulated other comprehensive loss for the three and six months ended July 2, 2016, is shown below (in millions):

	Three Months Ended July 2, 2016	Six Months Ended July 2, 2016
Defined benefit plans:
Balance at beginning of period	$(197.4)	$(194.6)
Reclassification adjustments (net of tax expense of $0.5 million and $0.7 million for the three and six months ended July 2, 2016, respectively)	0.6	1.7
Other comprehensive income (loss) recognized during the period (net of tax impact of $— million for the three and six months ended July 2, 2016)	0.5	(3.4)
Balance at end of period	$(196.3)	$(196.3)

Derivative instruments and hedging:
Balance at beginning of period	$(36.7)	$(38.7)
Reclassification adjustments (net of tax expense of $5.8 million and $10.7 million for the three and six months ended July 2, 2016, respectively)	15.5	29.1
Other comprehensive loss recognized during the period (net of tax benefit of $10.3 million and $14.5 million for the three and six months ended July 2, 2016, respectively)	(28.9)	(40.5)
Balance at end of period	$(50.1)	$(50.1)

Foreign currency translation:
Balance at beginning of period	$(426.5)	$(496.8)
Other comprehensive income (loss) recognized during the period (net of tax impact of $— million for the three and six months ended July 2, 2016)	(40.9)	29.4
Balance at end of period	$(467.4)	$(467.4)
For the three months ended July 2, 2016, foreign currency translation adjustments are related primarily to the weakening of the Chinese renminbi and the Euro relative to the U.S. dollar and include pretax gains of $0.1 million related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.
For the six months ended July 2, 2016, foreign currency translation adjustments are related primarily to the strengthening of the Euro and Brazilian real relative to the U.S. dollar, partially offset by the weakening of the Chinese renminbi relative to the U.S. dollar. Foreign currency translation adjustments include pretax losses of $0.5 million related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of comprehensive income and reconciliations of equity, Lear Corporation stockholders’ equity and noncontrolling interests for the three and six months ended June 27, 2015, is shown below (in millions):

	Three Months Ended June 27, 2015			Six Months Ended June 27, 2015
	Equity	Lear Corporation Stockholders' Equity	Non- controlling Interests	Equity	Lear Corporation Stockholders' Equity	Non- controlling Interests
Beginning equity balance	$2,891.8	$2,812.1	$79.7	$3,029.3	$2,958.8	$70.5
Stock-based compensation transactions	18.3	18.3	—	(15.2)	(15.2)	—
Repurchase of common stock	(122.4)	(122.4)	—	(234.8)	(234.8)	—
Dividends declared to Lear Corporation stockholders	(20.1)	(20.1)	—	(40.4)	(40.4)	—
Dividends declared to noncontrolling interest holders	(11.8)	—	(11.8)	(11.9)	—	(11.9)
Comprehensive income:
Net income	192.9	181.9	11.0	349.6	329.2	20.4
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	2.3	2.3	—	10.0	10.0	—
Derivative instruments and hedging activities	(3.9)	(3.9)	—	1.8	1.8	—
Foreign currency translation adjustments	31.2	31.2	—	(110.1)	(110.0)	(0.1)
Other comprehensive income (loss)	29.6	29.6	—	(98.3)	(98.2)	(0.1)
Comprehensive income	222.5	211.5	11.0	251.3	231.0	20.3
Ending equity balance	$2,978.3	$2,899.4	$78.9	$2,978.3	$2,899.4	$78.9

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of changes, net of tax, in accumulated other comprehensive loss for the three and six months ended June 27, 2015, is shown below (in millions):

	Three Months Ended June 27, 2015	Six Months Ended June 27, 2015
Defined benefit plans:
Balance at beginning of period	$(211.5)	$(219.2)
Reclassification adjustments (net of tax expense of $0.5 million and $0.9 million for the three and six month ended June 27, 2015, respectively)	1.1	2.3
Other comprehensive income recognized during the period (net of tax expense of $1.1 million for the three and six months ended June 27, 2015)	1.2	7.7
Balance at end of period	$(209.2)	$(209.2)

Derivative instruments and hedging:
Balance at beginning of period	$(27.5)	$(33.2)
Reclassification adjustments (net of tax expense of $1.9 million and $3.2 million for the three and six months ended June 27, 2015, respectively)	5.3	8.7
Other comprehensive loss recognized during the period (net of tax benefit of $3.6 million and $2.5 million for the three and six months ended June 27, 2015, respectively)	(9.2)	(6.9)
Balance at end of period	$(31.4)	$(31.4)

Foreign currency translation:
Balance at beginning of period	$(390.8)	$(249.6)
Other comprehensive income (loss) recognized during the period (net of tax expense (benefit) of $0.1 million and ($4.0) million for the three and six months ended June 27, 2015, respectively)	31.2	(110.0)
Balance at end of period	$(359.6)	$(359.6)
For the three months ended June 27, 2015, foreign currency translation adjustments are related primarily to the strengthening of the Euro relative to the U.S. dollar and include pretax gains of $2.8 million related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.
For the six months ended June 27, 2015, foreign currency translation adjustments are related primarily to the weakening of the Euro relative to the U.S. dollar and include pretax losses of $10.6 million related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.
Lear Corporation Stockholders’ Equity
Common Stock Share Repurchase Program
In February 2016, the Company's Board of Directors authorized a $487.4 million increase to the existing common stock share repurchase program to provide for a remaining aggregate repurchase authorization of $1.0 billion, while maintaining the program expiration date of December 31, 2017. In the first half of 2016, the Company repurchased, in aggregate, $405.0 million of its outstanding common stock (3,693,281 shares at an average purchase price of $109.65 per share, excluding commissions), of which $367.1 million was paid in cash with the remaining amount to be paid in the third quarter of 2016. As of the date of this Report, the Company has a remaining repurchase authorization of $595.0 million under its ongoing common stock share repurchase program. The Company may implement these share repurchases through a variety of methods, including, but not limited to, open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which the Company will repurchase its outstanding common stock and the timing of such repurchases will depend upon its financial condition, prevailing market conditions, alternative uses of capital and other factors. In addition, the Company’s Credit Agreement places certain limitations on the Company’s ability to repurchase its common stock.
Since the first quarter of 2011, the Company's Board of Directors has authorized $3.4 billion in share repurchases under its common stock share repurchase program. As of the date of this Report, the Company has repurchased, in aggregate, $2.8 billion

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

of its outstanding common stock, at an average price of $72.06 per share, excluding commissions and related fees, since the first quarter of 2011.
In addition to shares repurchased under the Company’s common stock share repurchase program described in the preceding paragraphs, the Company classified shares withheld from the settlement of the Company’s restricted stock unit and performance share awards to cover minimum tax withholding requirements as common stock held in treasury in the accompanying condensed consolidated balance sheets as of July 2, 2016 and December 31, 2015.
Quarterly Dividend
In the first half of 2016 and 2015, the Company’s Board of Directors declared quarterly cash dividends of $0.30 and $0.25 per share of common stock, respectively. In the first half of 2016, declared dividends totaled $45.6 million, and dividends paid totaled $47.0 million. In the first half of 2015, declared dividends totaled $40.4 million, and dividends paid totaled $41.1 million. Dividends payable on common shares to be distributed under the Company’s stock-based compensation program and common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings will be paid when such common shares are distributed.
Noncontrolling Interests
In the first half of 2016, the Company gained control of and consolidated an affiliate. For further information related to the consolidation, see Note 5, "Long-Term Assets."

(13) Legal and Other Contingencies
As of July 2, 2016 and December 31, 2015, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $12.4 million and $9.2 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.
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
The Settlement Agreements were approved by the United States Bankruptcy Court for the Southern District of New York on May 27, 2014, and preliminarily approved, on the record in open court, by the District Court on July 1, 2014. The Settlement Agreement between the Company and the class of direct purchasers received the final approval of the District Court on December 3, 2014. The Settlement Agreement between the Company and the class of auto dealers received the final approval of the District Court on December 7, 2015. The Settlement Agreement between the Company and the class of end-payor purchasers received the final approval of the District Court on June 20, 2016.

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
The Company records product warranty reserves when liability is probable and related amounts are reasonably estimable.
A summary of the changes in reserves for product liability and warranty claims for the six months ended July 2, 2016, is shown below (in millions):

Balance at January 1, 2016	$33.0
Expense, net (including changes in estimates)	15.3
Settlements	(2.9)
Foreign currency translation and other	4.5
Balance at July 2, 2016	$49.9
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
As of July 2, 2016 and December 31, 2015, the Company had recorded environmental reserves of $9.1 million. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.

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
The Company evaluates the performance of its operating segments based primarily on (i) revenues from external customers, (ii) pretax income before equity in net income of affiliates, interest expense and other (income) expense, ("segment earnings") and (iii) cash flows, being defined as segment earnings less capital expenditures plus depreciation and amortization.
A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended July 2, 2016
	Seating	Electrical	Other	Consolidated
Revenues from external customers	$3,640.4	$1,084.4	$—	$4,724.8
Segment earnings (1)	287.7	151.4	(66.3)	372.8
Depreciation and amortization	64.6	26.9	3.0	94.5
Capital expenditures	61.9	24.4	7.3	93.6
Total assets	6,224.2	1,691.4	2,224.9	10,140.5

	Three Months Ended June 27, 2015
	Seating	Electrical	Other	Consolidated
Revenues from external customers	$3,577.7	$1,057.4	$—	$4,635.1
Segment earnings (1)	214.5	141.9	(70.9)	285.5
Depreciation and amortization	58.6	24.1	2.2	84.9
Capital expenditures	85.4	23.5	5.2	114.1
Total assets	6,302.5	1,657.7	1,865.2	9,825.4

	Six Months Ended July 2, 2016
	Seating	Electrical	Other	Consolidated
Revenues from external customers	$7,242.4	$2,145.3	$—	$9,387.7
Segment earnings (1)	579.3	301.2	(134.2)	746.3
Depreciation and amortization	125.9	53.0	5.8	184.7
Capital expenditures	124.3	44.6	12.8	181.7
Total assets	6,224.2	1,691.4	2,224.9	10,140.5

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Six Months Ended June 27, 2015
	Seating	Electrical	Other	Consolidated
Revenues from external customers	$7,062.7	$2,093.8	$—	$9,156.5
Segment earnings (1)	410.6	278.9	(143.3)	546.2
Depreciation and amortization	116.9	48.2	4.3	169.4
Capital expenditures	156.9	48.8	7.2	212.9
Total assets	6,302.5	1,657.7	1,865.2	9,825.4

(1)	See definition above.
For the three months ended July 2, 2016, segment earnings include restructuring charges of $17.3 million, $7.7 million and $1.1 million in the seating and electrical segments and in the other category, respectively. For the six months ended July 2, 2016, segment earnings include restructuring charges of $23.0 million, $10.6 million and $2.7 million in the seating and electrical segments and in the other category, respectively (Note 2, "Restructuring").
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
A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Segment earnings	$372.8	$285.5	$746.3	$546.2
Interest expense	20.3	20.5	41.4	44.9
Other (income) expense, net	(23.5)	8.7	(15.0)	38.7
Consolidated income before provision for income taxes and equity in net income of affiliates	$376.0	$256.3	$719.9	$462.6

(15) Financial Instruments
Debt Instruments
The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to the quoted market prices of these securities (Level 2 input based on the GAAP fair value hierarchy). The estimated fair value, as well as the carrying value, of the Company's debt instruments are shown below (in millions):

	July 2, 2016	December 31, 2015
Estimated aggregate fair value	$2,024.2	$1,992.3
Aggregate carrying value (1)	1,956.2	1,965.6
(1) Long-term debt excluding the impact of unamortized debt issuance costs.
Accounts Receivable Factoring
One of the Company's European subsidiaries entered into an uncommitted factoring agreement, which provides for aggregate purchases of specified customer accounts of up to €200 million. As of July 2, 2016, there were no factored receivables outstanding. The Company cannot provide any assurances that this factoring facility will be available or utilized in the future.
Marketable Equity Securities
Included in other current assets in the accompanying condensed consolidated balance sheets as of July 2, 2016 and December 31, 2015, are $26.4 million and $23.0 million, respectively, of marketable equity securities, which the Company accounts for under the fair value option. Accordingly, unrealized gains and losses arising from changes in the fair value of the

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

marketable equity securities are recognized in the accompanying condensed consolidated statement of income as a component of other expense, net. The fair value of the marketable equity securities is determined by reference to quoted market prices in active markets (Level 1 input based on the GAAP fair value hierarchy).
Derivative Instruments and Hedging Activities
The Company has used derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to reduce the effects of fluctuations in foreign exchange rates and interest rates and the resulting variability of the Company’s operating results. The Company is not a party to leveraged derivatives. The Company’s derivative financial instruments are subject to master netting arrangements that provide for the net settlement of contracts, by counterparty, in the event of default or termination. On the date that a derivative contract for a hedging instrument is entered into, the Company designates the derivative as either (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge), (2) a hedge of the exposure of a forecasted transaction or of the variability in the cash flows of a recognized asset or liability (a cash flow hedge) or (3) a hedge of a net investment in a foreign operation (a net investment hedge).
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
Foreign Exchange
The Company uses forwards, swaps and other derivative contracts to reduce the effects of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce exposure to fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, various European currencies, the Thai baht, the Japanese yen, the Canadian dollar and the Chinese renminbi.
The notional amount and estimated fair value of the Company's foreign currency derivative contracts are shown below (in millions, except for maturities):

	July 2, 2016	December 31, 2015
Contracts designated as cash flow hedges:
Notional amount	$1,133.2	$1,394.6
Fair value	$(61.5)	$(46.4)
Outstanding maturities in months, not to exceed	24	24

Contracts not designated as hedging instruments:
Notional amount	$998.6	$423.4
Fair value	$(6.1)	$(4.5)
Outstanding maturities in months, not to exceed	12	12

Total outstanding notional amount	$2,131.8	$1,818.0
Foreign currency derivative contracts not designated as hedging instruments consist principally of hedges of cash transactions, intercompany loans and certain other balance sheet exposures.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The fair value of outstanding foreign currency derivative contracts and the related classification in the accompanying condensed consolidated balance sheets as of July 2, 2016 and December 31, 2015, are shown below (in millions):

	July 2, 2016	December 31, 2015
Contracts designated as cash flow hedges:
Other current assets	$3.2	$8.2
Other long-term assets	0.5	0.3
Other current liabilities	(57.1)	(51.5)
Other long-term liabilities	(8.1)	(3.4)
	(61.5)	(46.4)
Contracts not designated as hedging instruments:
Other current assets	4.9	3.6
Other current liabilities	(11.0)	(8.1)
	(6.1)	(4.5)
	$(67.6)	$(50.9)
Pretax amounts related to foreign currency derivative contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Contracts designated as cash flow hedges:
Losses recognized in accumulated other comprehensive loss	$(39.2)	$(12.6)	$(54.9)	$(9.2)
Losses reclassified from accumulated other comprehensive loss	21.3	7.2	39.8	11.9
Comprehensive income (loss)	$(17.9)	$(5.4)	$(15.1)	$2.7
Pretax gains (losses) reclassified from accumulated other comprehensive loss to net sales and cost of sales are shown below (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net sales	$(1.1)	$0.6	$(1.4)	$1.0
Cost of sales	(20.2)	(7.8)	(38.4)	(12.9)
	$(21.3)	$(7.2)	$(39.8)	$(11.9)
Accumulated Other Comprehensive Loss - Derivative Instruments and Hedging
As of July 2, 2016 and December 31, 2015, pretax net losses of approximately $61.5 million and $46.4 million, respectively, related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. During the next twelve month period, the Company expects to reclassify into earnings net losses of approximately $54.0 million recorded in accumulated other comprehensive loss as of July 2, 2016. Such losses will be reclassified at the time that the underlying hedged transactions are realized. During the three and six months ended July 2, 2016 and June 27, 2015, amounts recognized in the accompanying condensed consolidated statements of comprehensive income related to changes in the fair value of cash flow and fair value hedges excluded from the Company’s effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.

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
Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of July 2, 2016 and December 31, 2015, are shown below (in millions):

	July 2, 2016
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts, net	Recurring	$(67.6)	Market/ Income	$—	$(67.6)	$—
Marketable equity securities	Recurring	$26.4	Market	$26.4	$—	$—

	December 31, 2015
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts, net	Recurring	$(50.9)	Market/ Income	$—	$(50.9)	$—
Marketable equity securities	Recurring	$23.0	Market	$23.0	$—	$—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. If an estimate of the credit spread is required, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of July 2, 2016 and December 31, 2015, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy in 2016.

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
As a result of the consolidation of Beijing BAI in 2016, Level 3 fair value estimates related to property, plant and equipment of $20.7 million, customer-based intangible assets of $34.0 million and noncontrolling interests of $40.0 million are recorded in the accompanying condensed consolidated balance sheet as of July 2, 2016. In addition, the consolidation of Beijing BAI required a Level 3 fair value estimate related to the Company's previously held equity interest of $61.0 million.
As a result of the acquisition of Eagle Ottawa in 2015, Level 3 fair value estimates related to property, plant and equipment of $142.4 million, intangible assets of $211.3 million and contingent consideration of $25.0 million were recorded in the accompanying condensed consolidated balance sheet as of December 31, 2015.
Fair value estimates of property, plant and equipment were based on independent appraisals, giving consideration to the highest and best use of the assets. Key assumptions used in the appraisals were based on a combination of market and cost approaches, as appropriate. Fair value estimates of customer-based intangible assets were based on the present value of future earnings attributable to the asset group after recognition of required returns to other contributory assets. Fair value estimates of noncontrolling interests and the Company's previously held equity interest were based on the present value of future cash flows and a value to earnings multiple approach. In addition, these fair value estimates reflect discounts for the lack of control and the lack of marketability associated with the noncontrolling and previously held equity interests. Fair value estimates of the Eagle Ottawa contingent consideration were based on an income approach.
For further information on assets and liabilities measured at fair value on a non-recurring basis, see Note 5, “Long-Term Assets.” For further information on the Eagle Ottawa fair value measurements, see Note 3, “Acquisition,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
As of July 2, 2016, there were no additional significant assets or liabilities measured at fair value on a non-recurring basis.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(16) Accounting Pronouncements
The Company has considered the recent Accounting Standards Updates ("ASUs") issued by the Financial Accounting Standards Board ("FASB") summarized below, which could significantly impact its financial statements:

Standards Pending Adoption	Description	Effective Date	Anticipated Impact
ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (1)
The standard simplifies several aspects of the accounting for share-based payment awards to employees and includes provisions related to income taxes, the liability or equity classification of share-based payment awards and statement of cash flows presentation. The income tax related provisions of this update are expected to significantly impact the Company and must be adopted through a cumulative effect adjustment to retained earnings as of the beginning of the period in which the update is adopted. Specifically, this update requires that income tax effects associated with share-based payment awards be recognized in the income statement when such awards vest or settle. Currently, certain of these income tax effects are required to be recorded in additional paid-in-capital to the extent that such tax benefits are realized through a reduction to current income tax payable. Tax benefits that do not result in a reduction to current income tax payable are recorded as a reduction to long-term deferred tax assets.
January 1, 2017
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

ASU 2014-09, Revenue from Contracts with Customers (2)
The standard replaces existing revenue recognition guidance and requires additional financial statement disclosures. The provisions of these updates may be applied through either a full retrospective or a modified retrospective approach.
		January 1, 2018	The Company is currently evaluating the impact of these updates.
ASU 2016-02, Leases
The standard requires that a lessee recognize on its balance sheet right-of-use assets and corresponding liabilities resulting from leasing transactions, as well as additional financial statement disclosures. Currently, U.S. GAAP only requires such balance sheet recognition for leases classified as capital leases. The provisions of this update apply to substantially all leased assets, with certain permitted exceptions, and must be adopted using a modified retrospective approach.
January 1, 2019
The Company is currently evaluating the impact of this update. For additional information on the Company’s operating lease commitments, see Note 11, "Commitments and Contingencies," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

(1) Early adoption permitted.
(2) Along with four subsequent ASUs amending and clarifying ASU 2014-09:
ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date"
ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)"
ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing"
ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients"

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company has considered the recent ASUs summarized below, none of which are expected to significantly impact its financial statements:

Standard	Description	Effective Date
ASU 2014-15, Presentation of Financial Statements — Going Concern
The standard requires management to make a going concern assessment for 24 months after the financial statement date. Previously, this assessment was made by the Company's independent registered public accounting firm.
December 31, 2016
ASU 2015-11, Simplifying the Measurement of Inventory	The standard requires entities to measure inventory at the lower of cost or net realizable value rather than at the lower of cost or market.	January 1, 2017
ASU 2016-05, Effects of Derivative Contract Novations on Existing Hedge Accounting Relationships and ASU 2016-06, Contingent Put and Call Options in Debt Instruments.
The standards provide clarification when there is a change in a counterparty to a derivative hedging instrument and the steps required when assessing the economic characteristics of embedded put or call options.
January 1, 2017
ASU 2016-07, Simplifying the Transition to Equity Method of Accounting	The standard eliminates the retroactive application when investments become qualified for the equity method of accounting as a result of an increase in the level of ownership or degree of influence.	January 1, 2017
ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities
The standard requires equity investments and other ownership interests in unconsolidated entities (other than those accounted for using the equity method of accounting) to be measured at fair value through earnings. A practicability exception exists for equity investments without readily determinable fair values.
January 1, 2018
ASU 2016-13, Measurement of Credit Losses on Financial Instruments	The standard changes the impairment model for most financial instruments to an "expected loss" model. The new model will generally result in earlier recognition of credit losses.	January 1, 2020
The Company has adopted the ASUs summarized below in 2016. The effects of adoption did not significantly impact its financial statements:

Standards Adopted	Description	Effective Date
ASU 2015-01, Income Statement — Extraordinary and Unusual Items	The standard eliminates the concept of extraordinary items.	January 1, 2016
ASU 2015-02, Amendments to the Consolidation Analysis	The standard provides guidance related to the application of both the variable interest and voting interest consolidation models.	January 1, 2016
ASU 2015-05, Internal-Use Software	The standard provides guidance about whether a cloud computing arrangement includes a software license.	January 1, 2016
ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments	The standard eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively.	January 1, 2016

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements

	July 2, 2016
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$520.5	$—	$874.2	$—	$1,394.7
Accounts receivable	62.1	642.9	2,282.3	—	2,987.3
Inventories	1.7	409.8	599.8	—	1,011.3
Intercompany accounts	75.7	106.7	—	(182.4)	—
Other	102.6	16.2	424.1	—	542.9
Total current assets	762.6	1,175.6	4,180.4	(182.4)	5,936.2
LONG-TERM ASSETS:
Property, plant and equipment, net	164.2	402.1	1,324.0	—	1,890.3
Goodwill	39.9	651.3	379.9	—	1,071.1
Investments in subsidiaries	3,384.3	2,338.7	—	(5,723.0)	—
Intercompany loans receivable	1,053.3	147.6	548.9	(1,749.8)	—
Other	559.4	194.7	513.7	(24.9)	1,242.9
Total long-term assets	5,201.1	3,734.4	2,766.5	(7,497.7)	4,204.3
Total assets	$5,963.7	$4,910.0	$6,946.9	$(7,680.1)	$10,140.5
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$—	$5.0	$—	$5.0
Accounts payable and drafts	76.8	780.8	1,909.5	—	2,767.1
Accrued liabilities	261.5	333.0	1,035.3	—	1,629.8
Intercompany accounts	—	—	182.4	(182.4)	—
Current portion of long-term debt	28.1	—	1.3	—	29.4
Total current liabilities	366.4	1,113.8	3,133.5	(182.4)	4,431.3
LONG-TERM LIABILITIES:
Long-term debt	1,911.1	—	5.3	—	1,916.4
Intercompany loans payable	508.2	681.8	559.8	(1,749.8)	—
Other	165.2	165.6	330.8	(24.9)	636.7
Total long-term liabilities	2,584.5	847.4	895.9	(1,774.7)	2,553.1
EQUITY:
Lear Corporation stockholders’ equity	3,012.8	2,948.8	2,774.2	(5,723.0)	3,012.8
Noncontrolling interests	—	—	143.3	—	143.3
Equity	3,012.8	2,948.8	2,917.5	(5,723.0)	3,156.1
Total liabilities and equity	$5,963.7	$4,910.0	$6,946.9	$(7,680.1)	$10,140.5

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	December 31, 2015
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$526.4	$0.3	$669.9	$—	$1,196.6
Accounts receivable	46.4	534.5	2,009.1	—	2,590.0
Inventories	4.0	407.0	536.6	—	947.6
Intercompany accounts	45.9	79.5	—	(125.4)	—
Other	114.0	25.8	412.6	—	552.4
Total current assets	736.7	1,047.1	3,628.2	(125.4)	5,286.6
LONG-TERM ASSETS:
Property, plant and equipment, net	134.2	417.6	1,274.7	—	1,826.5
Goodwill	39.9	651.3	362.6	—	1,053.8
Investments in subsidiaries	3,101.3	2,110.7	—	(5,212.0)	—
Intercompany loans receivable	904.1	184.5	245.1	(1,333.7)	—
Other	566.3	203.9	493.8	(25.1)	1,238.9
Total long-term assets	4,745.8	3,568.0	2,376.2	(6,570.8)	4,119.2
Total assets	$5,482.5	$4,615.1	$6,004.4	$(6,696.2)	$9,405.8
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and drafts	$78.0	$681.2	$1,745.2	$—	$2,504.4
Accrued liabilities	144.0	277.0	891.1	—	1,312.1
Intercompany accounts	—	—	125.4	(125.4)	—
Current portion of long-term debt	21.9	—	1.2	—	23.1
Total current liabilities	243.9	958.2	2,762.9	(125.4)	3,839.6
LONG-TERM LIABILITIES:
Long-term debt	1,925.3	—	6.4	—	1,931.7
Intercompany loans payable	221.6	650.1	462.0	(1,333.7)	—
Other	164.3	164.9	312.7	(25.1)	616.8
Total long-term liabilities	2,311.2	815.0	781.1	(1,358.8)	2,548.5
EQUITY:
Lear Corporation stockholders’ equity	2,927.4	2,841.9	2,370.1	(5,212.0)	2,927.4
Noncontrolling interests	—	—	90.3	—	90.3
Equity	2,927.4	2,841.9	2,460.4	(5,212.0)	3,017.7
Total liabilities and equity	$5,482.5	$4,615.1	$6,004.4	$(6,696.2)	$9,405.8

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	Three Months Ended July 2, 2016
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$105.0	$2,081.7	$3,883.5	$(1,345.4)	$4,724.8
Cost of sales	164.7	1,825.5	3,539.6	(1,345.4)	4,184.4
Selling, general and administrative expenses	78.0	5.1	71.2	—	154.3
Intercompany operating (income) expense, net	(103.2)	73.7	29.5	—	—
Amortization of intangible assets	0.8	5.2	7.3	—	13.3
Interest expense	16.3	7.0	(3.0)	—	20.3
Other (income) expense, net	9.3	0.4	(33.2)	—	(23.5)
Consolidated income (loss) before income taxes and equity in net income of affiliates and subsidiaries	(60.9)	164.8	272.1	—	376.0
Provision for income taxes	(22.0)	56.4	66.6	—	101.0
Equity in net income of affiliates	(0.6)	(0.5)	(18.4)	—	(19.5)
Equity in net income of subsidiaries	(320.7)	(157.3)	—	478.0	—
Consolidated net income	282.4	266.2	223.9	(478.0)	294.5
Less: Net income attributable to noncontrolling interests	—	—	12.1	—	12.1
Net income attributable to Lear	$282.4	$266.2	$211.8	$(478.0)	$282.4

Consolidated comprehensive income	$229.2	$254.8	$179.2	$(424.7)	$238.5
Less: Comprehensive income attributable to noncontrolling interests	—	—	9.3	—	9.3
Comprehensive income attributable to Lear	$229.2	$254.8	$169.9	$(424.7)	$229.2

	Three Months Ended June 27, 2015
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$116.1	$2,119.3	$3,764.7	$(1,365.0)	$4,635.1
Cost of sales	169.9	1,912.7	3,467.3	(1,365.0)	4,184.9
Selling, general and administrative expenses	61.8	24.0	65.7	—	151.5
Intercompany operating (income) expense, net	(109.5)	83.7	25.8	—	—
Amortization of intangible assets	0.4	5.2	7.6	—	13.2
Interest expense	17.3	6.3	(3.1)	—	20.5
Other expense, net	(0.8)	0.8	8.7	—	8.7
Consolidated income (loss) before income taxes and equity in net income of affiliates and subsidiaries	(23.0)	86.6	192.7	—	256.3
Provision for income taxes	(8.6)	31.5	49.0	—	71.9
Equity in net income of affiliates	1.7	(0.4)	(9.8)	—	(8.5)
Equity in net income of subsidiaries	(198.0)	(108.3)	—	306.3	—
Consolidated net income	181.9	163.8	153.5	(306.3)	192.9
Less: Net income attributable to noncontrolling interests	—	—	11.0	—	11.0
Net income attributable to Lear	$181.9	$163.8	$142.5	$(306.3)	$181.9

Consolidated comprehensive income	$211.5	$166.8	$180.0	$(335.8)	$222.5
Less: Comprehensive income attributable to noncontrolling interests	—	—	11.0	—	11.0
Comprehensive income attributable to Lear	$211.5	$166.8	$169.0	$(335.8)	$211.5

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	Six Months Ended July 2, 2016
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$210.6	$4,120.1	$7,724.7	$(2,667.7)	$9,387.7
Cost of sales	323.2	3,623.0	7,033.1	(2,667.7)	8,311.6
Selling, general and administrative expenses	151.7	10.2	141.4	—	303.3
Intercompany operating (income) expense, net	(233.1)	148.2	84.9	—	—
Amortization of intangible assets	1.5	10.4	14.6	—	26.5
Interest expense	32.5	13.9	(5.0)	—	41.4
Other (income) expense, net	19.6	—	(34.6)	—	(15.0)
Consolidated income (loss) before income taxes and equity in net income of affiliates and subsidiaries	(84.8)	314.4	490.3	—	719.9
Provision for income taxes	(31.5)	116.6	114.1	—	199.2
Equity in net income of affiliates	(0.5)	(1.0)	(34.8)	—	(36.3)
Equity in net income of subsidiaries	(583.6)	(289.6)	—	873.2	—
Consolidated net income	530.8	488.4	411.0	(873.2)	557.0
Less: Net income attributable to noncontrolling interests	—	—	26.2	—	26.2
Net income attributable to Lear	$530.8	$488.4	$384.8	$(873.2)	$530.8

Consolidated comprehensive income	$547.1	$482.9	$427.9	$(887.2)	$570.7
Less: Comprehensive income attributable to noncontrolling interests	—	—	23.6	—	23.6
Comprehensive income attributable to Lear	$547.1	$482.9	$404.3	$(887.2)	$547.1

	Six Months Ended June 27, 2015
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$212.9	$4,107.2	$7,492.3	$(2,655.9)	$9,156.5
Cost of sales	318.2	3,724.7	6,893.6	(2,655.9)	8,280.6
Selling, general and administrative expenses	123.0	47.8	132.4	—	303.2
Intercompany operating (income) expense, net	(257.4)	154.1	103.3	—	—
Amortization of intangible assets	0.8	10.4	15.3	—	26.5
Interest expense	38.1	12.2	(5.4)	—	44.9
Other expense, net	13.4	(1.3)	26.6	—	38.7
Consolidated income (loss) before income taxes and equity in net income of affiliates and subsidiaries	(23.2)	159.3	326.5	—	462.6
Provision for income taxes	(5.8)	63.0	77.6	—	134.8
Equity in net income of affiliates	1.4	(1.1)	(22.1)	—	(21.8)
Equity in net income of subsidiaries	(348.0)	(172.0)	—	520.0	—
Consolidated net income	329.2	269.4	271.0	(520.0)	349.6
Less: Net income attributable to noncontrolling interests	—	—	20.4	—	20.4
Net income attributable to Lear	$329.2	$269.4	$250.6	$(520.0)	$329.2

Consolidated comprehensive income	$231.0	$255.7	$175.5	$(410.9)	$251.3
Less: Comprehensive income attributable to noncontrolling interests	—	—	20.3	—	20.3
Comprehensive income attributable to Lear	$231.0	$255.7	$155.2	$(410.9)	$231.0

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	Six Months Ended July 2, 2016
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net Cash Provided by Operating Activities	$70.9	$275.1	$482.2	$(10.6)	$817.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(21.1)	(47.2)	(113.4)	—	(181.7)
Intercompany transactions	135.9	36.9	(303.8)	131.0	—
Other, net	(4.0)	0.6	53.9	—	50.5
Net cash used in investing activities	110.8	(9.7)	(363.3)	131.0	(131.2)
Cash Flows from Financing Activities:
Credit agreement repayments	(9.4)	—	—	—	(9.4)
Short-term borrowings	—	—	5.2	—	5.2
Repurchase of common stock	(367.1)	—	—	—	(367.1)
Dividends paid to Lear Corporation stockholders	(47.0)	—	—	—	(47.0)
Dividends paid to noncontrolling interests	—	—	(14.3)	—	(14.3)
Intercompany transactions	286.6	(265.7)	99.5	(120.4)	—
Other, net	(50.7)	—	(0.6)		(51.3)
Net cash used in financing activities	(187.6)	(265.7)	89.8	(120.4)	(483.9)

Effect of foreign currency translation	—	—	(4.4)	—	(4.4)
Net Change in Cash and Cash Equivalents	(5.9)	(0.3)	204.3	—	198.1
Cash and Cash Equivalents as of Beginning of Period	526.4	0.3	669.9	—	1,196.6
Cash and Cash Equivalents as of End of Period	$520.5	$—	$874.2	$—	$1,394.7

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	Six Months Ended June 27, 2015
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net Cash Provided by Operating Activities	$81.1	$(4.1)	$442.4	$(111.4)	$408.0
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(11.1)	(51.5)	(150.3)	—	(212.9)
Acquisitions, net of cash acquired and use of $350 million restricted cash (see non-cash investing activities below)	(485.5)	1.2	19.0	—	(465.3)
Intercompany transactions	270.9	(12.5)	65.6	(324.0)	—
Other, net	(5.3)	0.6	13.0	—	8.3
Net cash used in investing activities	(231.0)	(62.2)	(52.7)	(324.0)	(669.9)
Cash Flows from Financing Activities:
Credit agreement borrowings	500.0	—	—	—	500.0
Repurchase of senior notes, net of use of $250 million restricted cash (see non-cash financing activities below) (Note 7)	(5.0)	—	—	—	(5.0)
Repurchase of common stock	(234.8)	—	—	—	(234.8)
Dividends paid to Lear Corporation stockholders	(41.1)	—	—	—	(41.1)
Dividends paid to noncontrolling interests	—	—	(11.9)	—	(11.9)
Intercompany transactions	(5.2)	68.2	(498.4)	435.4	—
Other, net	(48.6)	—	—	—	(48.6)
Net cash provided by financing activities	165.3	68.2	(510.3)	435.4	158.6

Effect of foreign currency translation	—	—	(22.9)	—	(22.9)
Net Change in Cash and Cash Equivalents	15.4	1.9	(143.5)	—	(126.2)
Cash and Cash Equivalents as of Beginning of Period	377.8	—	716.3	—	1,094.1
Cash and Cash Equivalents as of End of Period	$393.2	$1.9	$572.8	$—	$967.9

Non-cash Investing Activities
Cash restricted for use — acquisition of Eagle Ottawa	$(350.0)	$—	$—	$—	$(350.0)

Non-cash Financing Activities
Cash restricted for use — repurchase of senior notes	$(250.0)	$—	$—	$—	$(250.0)

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
The Guarantors include Guilford Mills, LLC, Lear Corporation EEDS and Interiors, Lear Mexican Seating Corporation and Lear Operations Corporation. Eagle Ottawa North America, LLC was released as a guarantor in 2016. In lieu of providing separate financial statements for the Guarantors, the Company has included the supplemental guarantor consolidating financial statements above. These financial statements reflect the Guarantors listed above for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.
The 2015 supplemental guarantor condensed consolidating financial statements have been restated to reflect certain changes to the equity investments of the Guarantors.
Distributions
There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.
Selling, General and Administrative Expenses
Corporate and division selling, general and administrative expenses are allocated to the operating subsidiaries based on various factors, which estimate usage of particular corporate and division functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries. During the three months ended July 2, 2016 and June 27, 2015, $34.8 million and $33.1 million, respectively, of selling, general and administrative expenses were allocated from Lear. During the six months ended July 2, 2016 and June 27, 2015, $67.5 million and $63.9 million, respectively, of selling, general and administrative expenses were allocated from Lear.
Long-Term Debt of Lear and the Guarantors
A summary of long-term debt of Lear and the Guarantors on a combined basis is shown below (in millions):

	July 2, 2016	December 31, 2015
Credit agreement	$479.3	$488.4
Senior notes	1,459.9	1,458.8
	1,939.2	1,947.2
Less — Current portion	(28.1)	(21.9)
Long-term debt	$1,911.1	$1,925.3

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
Industry Overview
Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle. Global automotive industry production volumes in the first half of 2016, as compared to the first half of 2015, are shown below (in millions of units):

	Six Months Ended
	July 2, 2016	June 27, 2015	% Change
North America	9.1	8.8	3%
Europe and Africa	11.8	11.2	5%
Asia	22.3	21.8	2%
South America	1.2	1.5	(22)%
Other	0.7	0.7	—%
Global light vehicle production	45.1	44.0	2%
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

LEAR CORPORATION

In the first half of 2016, our percentage of net sales by region is shown below:

Percentage
North America	41%
Europe and Africa	40%
Asia	17%
South America	2%
Total	100%
Our ability to reduce the risks inherent in certain concentrations of business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall.
Key trends that specifically affect our business include automotive manufacturers' utilization of global vehicle platforms, a shift among many automotive manufacturers away from integrated systems to directed component sourcing, increasing demand for luxury and performance features and content in all vehicles and China's emergence as the single largest major automotive market in the world. In addition, three major mega-trends have broadly emerged as major drivers of change and growth in the automotive industry: connectivity, safety and efficiency.
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
Our material cost as a percentage of net sales was 65.4% in the first half of 2016, as compared to 67.0% in the first half of 2015. Raw material, energy and commodity costs can be volatile. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity environment. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2015, as supplemented and updated by Part II — Item 1A, "Risk Factors," in this Report.
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
Operational Restructuring
In the first half of 2016, we incurred pretax restructuring costs of approximately $36 million and related manufacturing inefficiency charges of approximately $4 million. Any future restructuring actions will depend upon market conditions, customer actions and other factors.
For further information, see Note 2, "Restructuring," to the condensed consolidated financial statements included in this Report.
Share Repurchase Program and Quarterly Cash Dividends
Since the first quarter of 2011, our Board of Directors has authorized $3.4 billion in share repurchases under our common stock share repurchase program. In the first half of 2016, we repurchased $405 million of shares and have a remaining repurchase authorization of $595 million, which will expire on December 31, 2017.
In the first and second quarters of 2016, our Board of Directors declared a quarterly cash dividend of $0.30 per share of common stock, reflecting a 20% increase over the quarterly cash dividend declared in 2015.
For further information regarding our common stock share repurchase program and our quarterly dividends, see "— Liquidity and Capital Resources — Capitalization" and Note 12, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report.
Other Matters
In June 2016, we amended the existing joint venture agreement of Beijing BAI Lear Automotive Systems Co., Ltd. (“Beijing BAI”) to eliminate the substantive participating rights of our joint venture partner. In conjunction with the consolidation of Beijing BAI and the valuation of our prior equity investment in Beijing BAI at fair value, we recognized a gain of approximately $30 million.
In the three and six months ended July 2, 2016, we recognized net tax benefits of $7 million and $12 million, respectively, related to restructuring charges and various other items.
In January 2015, we completed the acquisition of Everett Smith Group Ltd. the parent of Eagle Ottawa, LLC ("Eagle Ottawa") for approximately $835 million. In conjunction with this acquisition, we incurred transaction costs of approximately $9 million related to advisory services during the first half of 2015.
In March 2015, we paid $255 million (which included $250 million of the net proceeds from the offering of our 5.25% senior unsecured notes due 2025) to redeem the remaining outstanding aggregate principal amount of our 8.125% senior unsecured notes due 2020. In connection with this transaction, we recognized a loss of approximately $14 million on the extinguishment of debt.
In the three and six months ended June 27, 2015, we recognized net tax benefits of $16 million and $30 million, respectively, related to restructuring charges, debt redemption costs, acquisition costs and various other items.

LEAR CORPORATION

As discussed above, our results for the three and six months ended July 2, 2016 and June 27, 2015, reflect the following items (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Costs related to restructuring actions, including manufacturing inefficiencies of $2 million and $4 million in the three and six months ended July 2, 2016, respectively, and $2 million and $3 million in the three and six months ended June 27, 2015, respectively	$28	$51	$40	$60
Acquisition and other related costs	—	—	—	9
Acquisition-related inventory fair value adjustment	—	—	—	16
Loss on redemption of bonds	—	—	—	14
(Gain) loss related to affiliate	(30)	2	(30)	2
Tax benefits, net	(7)	(16)	(12)	(30)
For further information regarding these items, see Note 2, "Restructuring," Note 5, "Long-Term Assets," Note 7, "Debt," and Note 10, "Income Taxes," to the condensed consolidated financial statements included in this Report, as well as Note 3, "Acquisition," to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
This Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements that are subject to risks and uncertainties. For further information regarding other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2015, as supplemented and updated by Part II — Item 1A, "Risk Factors," in this Report.

RESULTS OF OPERATIONS
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three Months Ended				Six Months Ended
	July 2, 2016		June 27, 2015		July 2, 2016		June 27, 2015
Net sales
Seating	$3,640.4	77.0%	$3,577.7	77.2%	$7,242.4	77.1%	$7,062.7	77.1%
Electrical	1,084.4	23.0	1,057.4	22.8	2,145.3	22.9	2,093.8	22.9
Net sales	4,724.8	100.0	4,635.1	100.0	9,387.7	100.0	9,156.5	100.0
Cost of sales	4,184.4	88.6	4,184.9	90.3	8,311.6	88.5	8,280.6	90.4
Gross profit	540.4	11.4	450.2	9.7	1,076.1	11.5	875.9	9.6
Selling, general and administrative expenses	154.3	3.3	151.5	3.3	303.3	3.2	303.2	3.3
Amortization of intangible assets	13.3	0.3	13.2	0.3	26.5	0.3	26.5	0.3
Interest expense	20.3	0.3	20.5	0.4	41.4	0.5	44.9	0.5
Other (income) expense, net	(23.5)	(0.5)	8.7	0.2	(15.0)	(0.2)	38.7	0.4
Provision for income taxes	101.0	2.0	71.9	1.6	199.2	2.1	134.8	1.5
Equity in net income of affiliates	(19.5)	(0.4)	(8.5)	(0.2)	(36.3)	(0.4)	(21.8)	(0.2)
Net income attributable to noncontrolling interests	12.1	0.3	11.0	0.2	26.2	0.3	20.4	0.2
Net income attributable to Lear	$282.4	6.0%	$181.9	3.9%	$530.8	5.7%	$329.2	3.6%

Three Months Ended July 2, 2016 vs. Three Months Ended June 27, 2015
Net sales in the second quarter of 2016 were $4.7 billion, as compared to $4.6 billion in the second quarter of 2015, an increase of $90 million or 2%. New business in Asia and Europe and higher production volumes on key Lear platforms in Europe positively impacted net sales by $162 million and $124 million, respectively. These increases were partially offset by net foreign exchange rate fluctuations primarily related to the strengthening of the U.S. dollar against the currencies in emerging markets and selling price reductions, which negatively impacted net sales by $130 million.

LEAR CORPORATION

(in millions)	Cost of Sales
Second quarter 2015	$4,184.9
Material cost	0.7
Labor and other	(9.6)
Depreciation	8.4
Second quarter 2016	$4,184.4
Cost of sales in the second quarters of 2016 and 2015 was $4.2 billion. New business in Asia and Europe and higher production volumes on key Lear platforms in Europe resulted in an increase in cost of sales of $231 million. These increases were offset by favorable operating performance and the benefit of operational restructuring actions and net foreign exchange rate fluctuations primarily related to the strengthening of the U.S. dollar against the currencies in emerging markets, which reduced cost of sales by $172 million.
Gross profit and gross margin were $540 million and 11.4% of net sales in the second quarter of 2016, as compared to $450 million and 9.7% of net sales in the second quarter of 2015. New business positively impacted gross profit by $35 million. The impact of favorable operating performance and the benefit of operational restructuring actions of $106 million more than offset the impact of selling price reductions and net foreign exchange rate fluctuations of $72 million. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $154 million in the second quarter of 2016, as compared to $152 million in the second quarter of 2015. As a percentage of net sales, selling, general and administrative expenses were 3.3% in the second quarters of 2016 and 2015.
Amortization of intangible assets was $13 million in the second quarters of 2016 and 2015.
Interest expense was $20 million in the second quarter of 2016, as compared to $21 million in the second quarter of 2015.
Other (income) expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the disposal of fixed assets and other miscellaneous income and expense, was ($24) million in the second quarter of 2016, as compared to $9 million in the second quarter of 2015. In the second quarter of 2016, we recognized a gain of approximately $30 million related to the consolidation of an affiliate.
In the second quarter of 2016, the provision for income taxes was $101 million, representing an effective tax rate of 26.9% on pretax income before equity in net income of affiliates of $376 million. In the second quarter of 2015, the provision for income taxes was $72 million, representing an effective tax rate of 28.1% on pretax income before equity in net income of affiliates of $256 million, for the reasons described below.
In the second quarters of 2016 and 2015, the provision for income taxes was impacted by the level and mix of earnings among tax jurisdictions. The provision was also impacted by a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In the second quarter of 2016, we recognized a gain of approximately $30 million related to the consolidation of an affiliate, for which no tax expense was provided. In addition, we recognized net tax benefits of $7 million related to restructuring charges and various other items. In the second quarter of 2015, we recognized net tax benefits of $16 million related to restructuring charges and various other items. Excluding these items, the effective tax rate in the second quarters of 2016 and 2015 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $20 million in the second quarter of 2016, as compared to $9 million in the second quarter of 2015, reflecting the improved operating performance of our equity affiliates.
Net income attributable to Lear in the second quarter of 2016 was $282 million, or $3.82 per diluted share, as compared to $182 million, or $2.33 per diluted share, in the second quarter of 2015. Net income and diluted net income per share increased for the reasons described above. In addition, diluted net income per share was impacted by the decrease in average shares outstanding between periods.

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
Seating
A summary of the financial measures for our seating segment is shown below (dollar amounts in millions):

	Three Months Ended
	July 2, 2016	June 27, 2015
Net sales	$3,640.4	$3,577.7
Segment earnings (1)	287.7	214.5
Margin	7.9%	6.0%

(1)	See definition above.
Seating net sales were $3.6 billion in the second quarters of 2016 and 2015, an increase of $63 million or 2%. New business and higher production volumes on key Lear platforms positively impacted net sales by $129 million and $51 million, respectively. These increases were partially offset by net foreign exchange rate fluctuations and selling price reductions, which negatively impacted net sales by $94 million. Segment earnings, including restructuring costs, and the related margin on net sales were $288 million and 7.9% in the second quarter of 2016, as compared to $215 million and 6.0% in the second quarter of 2015. New business, lower restructuring costs and higher production volumes on key Lear platforms positively impacted segment earnings by $45 million. The impact of favorable operating performance and the benefit of operational restructuring actions of $73 million more than offset the impact of selling price reductions and net foreign exchange fluctuations.
Electrical
A summary of financial measures for our electrical segment is shown below (dollar amounts in millions):

	Three Months Ended
	July 2, 2016	June 27, 2015
Net sales	$1,084.4	$1,057.4
Segment earnings (1)	151.4	141.9
Margin	14.0%	13.4%

(1)	See definition above.
Electrical net sales were $1.1 billion in the second quarters of 2016 and 2015, an increase of $27 million or 3%. New business positively impacted net sales by $67 million. These increases were partially offset by selling price reductions and net foreign exchange rate fluctuations, which negatively impacted net sales by $36 million. Segment earnings, including restructuring costs, and the related margin on net sales were $151 million and 14.0% in the second quarter of 2016, as compared to $142

LEAR CORPORATION

million and 13.4% in the second quarter of 2015. New business positively impacted segment earnings by $15 million. The impact of improved operating performance of $24 million was more than offset by the impact of selling price reductions.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three Months Ended
	July 2, 2016	June 27, 2015
Net sales	$—	$—
Segment earnings (1)	(66.3)	(70.9)
Margin	N/A	N/A

(1)	See definition above.
Segment earnings related to our other category were ($66) million in the second quarter of 2016, as compared to ($71) million in the second quarter of 2015, as a result of lower restructuring costs in 2016.

Six Months Ended July 2, 2016 vs. Six Months Ended June 27, 2015
Net sales for the six months ended July 2, 2016 were $9.4 billion, as compared to $9.2 billion for the six months ended June 27, 2015, an increase of $231 million or 3%. New business in Asia and Europe and higher production volumes on key Lear platforms in Europe and North America positively impacted net sales by $339 million and $300 million, respectively. These increases were partially offset by net foreign exchange rate fluctuations primarily related to the strengthening of the U.S. dollar against the currencies in emerging markets and selling price reductions, which negatively impacted net sales by $370 million.

(in millions)	Cost of Sales
First six months of 2015	$8,280.6
Material cost	7.2
Labor and other	9.8
Depreciation	14.0
First six months of 2016	$8,311.6
Cost of sales for the first six months of 2016 and 2015 were $8.3 billion. New business in Asia and Europe and higher production volumes on key Lear platforms in Europe and North America resulted in an increase in cost of sales of $527 million. These increases were offset by net foreign exchange rate fluctuations primarily related to the strengthening of the U.S. dollar against the currencies in emerging markets and favorable operating performance and the benefit of operational restructuring actions, which reduced cost of sales by $416 million.
Gross profit and gross margin were $1,076 million and 11.5% of net sales for the six months ended July 2, 2016, as compared to $876 million and 9.6% of net sales for the six months ended June 27, 2015. New business and higher production volumes on key Lear platforms positively impacted gross profit by $106 million. The impact of favorable operating performance and the benefit of operational restructuring actions of $223 million more than offset the impact of selling price reductions and net foreign exchange rate fluctuations of $149 million. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $303 million for the first six months of 2016 and 2015. As a percentage of net sales, selling, general and administrative expenses were 3.2% in the first half of 2016, as compared to 3.3% in the first half of 2015.
Amortization of intangible assets was $27 million for the first six months of 2016 and 2015.
Interest expense was $41 million in the first half of 2016, as compared to $45 million in the first half of 2015.
Other (income) expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the disposal of fixed assets and other miscellaneous income and expense, was ($15) million for the six months ended July 2, 2016, as compared to $39 million for the six months ended June 27, 2015. In the first half of 2016, we recognized a gain of approximately $30 million related to the consolidation of an affiliate. In the first half of 2015, we recognized a loss of approximately $14 million related to the redemption of the remaining outstanding aggregate principal amount of our 8.125%

LEAR CORPORATION

senior unsecured notes due 2020. Foreign exchange losses decreased to $4 million in the first half of 2016, as compared to $12 million in the first half of 2015.
For the six months ended July 2, 2016, the provision for income taxes was $199 million, representing an effective tax rate of 27.7% on pretax income before equity in net income of affiliates of $720 million. For the six months ended June 27, 2015, the provision for income taxes was $135 million, representing an effective tax rate of 29.1% on pretax income before equity in net income of affiliates of $463 million, for the reasons described below.
In the first six months of 2016 and 2015, the provision for income taxes was impacted by the level and mix of earnings among tax jurisdictions. The provision was also impacted by a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In the first six months of 2016, we recognized net tax benefits of $12 million related to restructuring charges and various other items. In addition, we recognized a gain of approximately $30 million related to the consolidation of an affiliate, for which no tax expense was provided. In the first six months of 2015, we recognized net tax benefits of $30 million related to restructuring charges, debt redemption costs, acquisition costs and various other items. Excluding these items, the effective tax rate in the first six months of 2016 and 2015 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $36 million in the first half of 2016, as compared to $22 million in the first half of 2015, reflecting the improved operating performance of our equity affiliates.
Net income attributable to Lear was $531 million for the six months ended July 2, 2016, or $7.11 per diluted share, as compared to $329 million, or $4.19 per diluted share, for the six months ended June 27, 2015. Net income and diluted net income per share increased for the reasons described above. In addition, diluted net income per share was impacted by the decrease in average shares outstanding between periods.

Seating
A summary of the financial measures for our seating segment is shown below (dollar amounts in millions):

	Six Months Ended
	July 2, 2016	June 27, 2015
Net sales	$7,242.4	$7,062.7
Segment earnings (1)	579.3	410.6
Margin	8.0%	5.8%

(1)	See definition above.
Seating net sales were $7.2 billion for the six months ended July 2, 2016, as compared to $7.1 billion for the six months ended June 27, 2015, an increase of $180 million or 3%. New business and higher production volumes on key Lear platforms positively impacted net sales by $256 million and $224 million, respectively. These increases were partially offset by net foreign exchange rate fluctuations and selling price reductions, which negatively impacted net sales by $267 million. Segment earnings, including restructuring costs, and the related margin on net sales were $579 million and 8.0% for the six months ended July 2, 2016, as compared to $411 million and 5.8% for the six months ended June 27, 2015. New business and higher production volumes on key Lear platforms business positively impacted segment earnings by $69 million. The impact of favorable operating performance and the benefit of operational restructuring actions of $162 million more than offset the impact of selling price reductions and net foreign exchange fluctuations.
Electrical
A summary of financial measures for our electrical segment is shown below (dollar amounts in millions):

	Six Months Ended
	July 2, 2016	June 27, 2015
Net sales	$2,145.3	$2,093.8
Segment earnings (1)	301.2	278.9
Margin	14.0%	13.3%

(1)	See definition above.

LEAR CORPORATION

Electrical net sales were $2.1 billion for the for the first six months of 2016 and 2015, an increase of $52 million or 2%. New business and higher production volumes on key Lear platforms positively impacted net sales by $126 million and $26 million, respectively. These increases were partially offset by selling price reductions and net foreign exchange rate fluctuations, which negatively impacted net sales by $103 million. Segment earnings, including restructuring costs, and the related margin on net sales were $301 million and 14.0% for the six months ended July 2, 2016, as compared to $279 million and 13.3% for the six months ended June 27, 2015 . New business and higher production volumes on key Lear platforms positively impacted segment earnings by $37 million. The impact of improved operating performance of $52 million was more than offset by the impact of selling price reductions.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Six Months Ended
	July 2, 2016	June 27, 2015
Net sales	$—	$—
Segment earnings (1)	(134.2)	(143.3)
Margin	N/A	N/A

(1)	See definition above.
Segment earnings related to our other category were ($134) million in the first six months of 2016, as compared to ($143) million in the first six months of 2015, as a result of lower restructuring costs.

LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, operational restructuring actions and debt service requirements. In addition, we expect to continue to pay quarterly dividends and repurchase shares of our common stock pursuant to our authorized common stock share repurchase program. Our principal sources of liquidity are cash flows from operating activities, borrowings under available credit facilities and our existing cash balance. A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and the combination of dividends, royalties, intercompany loan repayments and other distributions and advances from our subsidiaries to provide the funds necessary to meet our obligations. As of July 2, 2016 and December 31, 2015, cash and cash equivalents of $871 million and $664 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans, without creating additional income tax expense. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information regarding potential dividends from our non-U.S. subsidiaries, see "— Adequacy of Liquidity Sources," below and Note 7, "Income Taxes," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

LEAR CORPORATION

Cash Flows
As summary of net cash provided by operating activities is shown below (in millions):

	Six Months Ended
	July 2, 2016	June 27, 2015	Incremental Increase (Decrease) in Operating Cash Flow
Consolidated net income and depreciation and amortization	$742	$519	$223
Net change in working capital items:
Accounts receivable	(327)	(578)	251
Inventory	(40)	(25)	(15)
Accounts payable	202	242	(40)
Accrued liabilities and other	215	203	12
	50	(158)	208

Other	26	47	(21)
Net cash provided by operating activities	$818	$408	$410
The incremental increase in operating cash flows between periods due to the net change in working capital items of $208 million primarily reflects additional cash receipts due to the timing of our fiscal quarter-end for the second quarter of 2016, as compared to the second quarter of 2015.
In the first six months of 2016, increases in accounts receivable, inventories and accounts payable resulted in a use of cash of $327 million, a use of cash of $40 million and a source of cash of $202 million, respectively, primarily reflecting higher working capital to support the increase in our sales. In the first six months of 2016, changes in accrued liabilities and other resulted in a source of cash of $215 million, primarily reflecting the timing of payment of accrued liabilities.
Net cash used in investing activities was $131 million in the first six months of 2016, as compared to $670 million in the first six months of 2015. This decrease was primarily due to cash paid of $465 million for the acquisition of Eagle Ottawa in 2015. Capital spending is estimated at $525 million for 2016.
Net cash used in financing activities was $484 million in the first six months of 2016, as compared to net cash provided by financing activities of $159 million in the first six months of 2015. In the first six months of 2016 and 2015, we paid $367 million and $235 million, respectively, in aggregate, for repurchases of our common stock. In the first six months of 2015, we borrowed $500 million under our Term Loan Facility (see "— Credit Agreement" below) to finance, in part, the acquisition of Eagle Ottawa.
For further information on our 2015 investing and financing transactions, including the use of restricted cash, see Note 7, "Debt," to the condensed consolidated financial statements included in this Report.
Capitalization
From time to time, we utilize uncommitted credit facilities to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries, in addition to cash provided by operating activities. As of July 2, 2016, our outstanding short-term debt balance was $5 million. As of December 31, 2015, there were no short-term debt balances outstanding. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors.

LEAR CORPORATION

Senior Notes
As of July 2, 2016, our senior notes (collectively, the "Notes") consist of the amounts shown below (in millions, except stated coupon rates):

Note	Aggregate Principal Amount	Stated Coupon Rate
Senior unsecured notes due 2023	$500	4.75%
Senior unsecured notes due 2024	325	5.375%
Senior unsecured notes due 2025	650	5.25%
	$1,475
For further information related to the Notes, including information on early redemption, covenants and events of default, see Note 7,"Debt," to the condensed consolidated financial statements included in this Report and Note 6, "Debt," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Credit Agreement
As of July 2, 2016, our credit agreement (the "Credit Agreement") consists of a $1.25 billion revolving credit facility (the "Revolving Credit Facility"), which matures on November 14, 2019, and a $500 million term loan facility (the "Term Loan Facility"), which matures on January 5, 2020. As of July 2, 2016 and December 31, 2015, there were no borrowings outstanding under the Revolving Credit Facility. As of July 2, 2016 and December 31, 2015, there were $481 million and $491 million, respectively, of borrowings outstanding under the Term Loan Facility. During the first half of 2016, we made required principal payments of $9 million under the Term Loan Facility.
For further information related to the Credit Agreement, including information on pricing, covenants and events of default, see Note 7, "Debt," to the condensed consolidated financial statements included in this Report and Note 6, "Debt," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Scheduled cash interest payments on the Notes and the Term Loan Facility are $42 million for the remaining six months of 2016.
As of July 2, 2016, we were in compliance with all covenants under the Credit Agreement and the indentures governing the Notes.
Accounts Receivable Factoring
One of our European subsidiaries entered into an uncommitted factoring agreement, which provides for aggregate purchases of specified customer accounts of up to €200 million. As of July 2, 2016, there were no factored receivables outstanding. We cannot provide any assurances that this factoring facility will be available or utilized in the future.
Common Stock Share Repurchase Program
In February 2016, our Board of Directors authorized a $487 million increase to our existing common stock share repurchase program to provide for a remaining aggregate repurchase authorization of $1 billion, while maintaining the program expiration date of December 31, 2017. In the first six months of 2016, we repurchased, in aggregate, $405 million of our outstanding common stock (3,693,281 shares at an average purchase price of $109.65 per share, excluding commissions), of which $367 million was paid in cash with the remaining amount to be paid in the third quarter of 2016. As of the date of this Report, we have a remaining repurchase authorization of $595 million.
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
Since the first quarter of 2011, our Board of Directors has authorized $3.4 billion in share repurchases under our common stock share repurchase program. As of the date of this Report, we have repurchased, in aggregate, $2.8 billion of our outstanding common stock, at an average price of $72.06 per share, excluding commissions and related fees, since the first quarter of 2011.
For further information regarding our common stock share repurchase program, see Note 12, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION

Dividends
The quarterly cash dividend declared in the first and second quarters of 2016 reflects a 20% increase over the quarterly cash dividend declared in the first and second quarters of 2015. A summary of 2016 dividends is shown below:

Payment Date	Dividend Per Share	Declaration Date	Record Date
March 23, 2016	$0.30	February 12, 2016	March 2, 2016
June 30, 2016	$0.30	May 19, 2016	June 10, 2016
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
Adequacy of Liquidity Sources
As of July 2, 2016, we had approximately $1.4 billion of cash and cash equivalents on hand and $1.25 billion in available borrowing capacity under our Revolving Credit Facility. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly dividends and repurchase shares of our common stock, pursuant to our authorized common stock share repurchase program (see "— Common Stock Share Repurchase Program," above). Our future financial results and our ability to continue to meet our liquidity needs are subject to, and will be affected by, cash flows from operations, including the impact of restructuring activities, automotive industry conditions, the financial condition of our customers and suppliers and other related factors. Additionally, an economic downturn or reduction in production levels could negatively impact our financial condition. For further discussion of the risks and uncertainties affecting our cash flows from operations and our overall liquidity, see "— Executive Overview" above, "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2015, as supplemented and updated by Part II — Item 1A, "Risk Factors," in this Report.
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
A summary of the notional amount and estimated aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

	July 2, 2016	December 31, 2015
Notional amount (contract maturities < 24 months)	$2,132	$1,818
Fair value	(68)	(51)
Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Thai baht, the Chinese renminbi, the Brazilian real and the Canadian dollar. We have performed a sensitivity analysis of our net transactional exposure, as shown below (in millions):

LEAR CORPORATION

		Potential Earnings Benefit (Adverse Earnings Impact)
	Hypothetical Strengthening % (1)	July 2, 2016	December 31, 2015
U.S. dollar	10%	$(18)	$(18)
Euro	10%	14	10
(1) Relative to all other currencies to which it is exposed for a twelve-month period
We have performed a sensitivity analysis related to the aggregate fair value of our outstanding foreign exchange contracts, as shown below (in millions):

		Estimated Change in Fair Value
	Hypothetical Change % (2)	July 2, 2016	December 31, 2015
U.S. dollar	10%	$48	$38
Euro	10%	47	63
(2) Relative to all other currencies to which it is exposed for a twelve-month period
There are certain shortcomings inherent in the sensitivity analyses above. The analyses assume that all currencies would uniformly strengthen or weaken relative to the U.S. dollar or Euro. In reality, some currencies may strengthen while others may weaken, causing the earnings impact to increase or decrease depending on the currency and the direction of the rate movement.
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
Commodity Prices
Raw material, energy and commodity costs can be volatile. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity cost environment. If these costs increase, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance," in our Annual Report on Form 10-K for the year ended December 31, 2015, as supplemented and updated by Part II — Item 1A, "Risk Factors," in this Report.
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

LEAR CORPORATION

OTHER MATTERS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of July 2, 2016, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $12 million. In addition, as of July 2, 2016, we had recorded reserves for product liability claims and environmental matters of $50 million and $9 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2015, as supplemented and updated by Part II — Item 1A, "Risk Factors," in this Report. For a more complete description of our outstanding material legal proceedings, see Note 13, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.
Significant Accounting Policies and Critical Accounting Estimates
Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates," and Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in our significant accounting policies or critical accounting estimates during the second quarter of 2016.
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

LEAR CORPORATION

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

•	the anticipated departure of the United Kingdom from the European Union; and

•
other risks described in Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2015, as supplemented and updated by Part II — Item 1A, "Risk Factors," in this Report and our other Securities and Exchange Commission ("SEC") filings.

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

(b)	Changes in Internal Controls over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended July 2, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

LEAR CORPORATION

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial or contractual disputes, product liability claims and environmental and other matters. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2015, as supplemented and updated by Part II — Item 1A, "Risk Factors," in this Report. For a description of our outstanding material legal proceedings, see Note 13, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.

ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, except for the addition of the risk factor set forth below:

•	The United Kingdom's possible departure from the European Union could adversely affect us.
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum (also referred to as "Brexit"). The referendum was advisory, and by the terms of the Treaty on European Union, any withdrawal is subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates the withdrawal process. The ultimate effects of Brexit on us are difficult to predict, but because we currently conduct business in the United Kingdom and in Europe, the results of the referendum and any eventual withdrawal could cause disruptions and create uncertainty to our businesses, including affecting the business of and/or our relationships with our customers and suppliers, as well as altering the relationship among tariffs and currencies, including the value of the British pound and the Euro relative to the U.S. dollar. Such disruptions and uncertainties could adversely affect our financial condition, operating results and cash flows. In addition, Brexit could result in legal uncertainty and potentially divergent national laws and regulations as new legal relationships between the United Kingdom and the European Union are established. The ultimate effects of Brexit on us will also depend on the terms of any agreements the United Kingdom and the European Union make to retain access to each other's respective markets either during a transitional period or more permanently.

LEAR CORPORATION

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As discussed in Part I — Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capitalization — Common Stock Share Repurchase Program," and Note 12, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report, we have a remaining repurchase authorization of $595.0 million under our ongoing common stock share repurchase program. A summary of the shares of our common stock repurchased during the quarter ended July 2, 2016, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
April 3, 2016 through April 30, 2016	—	N/A	N/A	$845.3
May 1, 2016 through May 28, 2016	807,500	$115.23	807,500	752.2
May 29, 2016 through July 2, 2016	1,449,039	$108.46	1,449,039	595.0
Total	2,256,539	$110.88	2,256,539	$595.0

ITEM 6 — EXHIBITS
The exhibits listed on the "Index to Exhibits" on page 54 are filed with this Form 10-Q or incorporated by reference as set forth below.

LEAR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated:	July 28, 2016	By:	/s/ Matthew J. Simoncini
Matthew J. Simoncini
President and Chief Executive Officer

		By:	/s/ Jeffrey H. Vanneste
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