Form 10-Q
period 2016-10-01
LEAR CORP
filed 2016-10-26
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2016.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 24, 2016, the number of shares outstanding of the registrant’s common stock was 70,205,735 shares.

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 1, 2016

LEAR CORPORATION AND SUBSIDIARIES

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

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	October 1, 2016 (1)	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,341.6	$1,196.6
Accounts receivable	3,109.5	2,590.0
Inventories	1,063.0	947.6
Other	539.7	552.4
Total current assets	6,053.8	5,286.6
LONG-TERM ASSETS:
Property, plant and equipment, net	1,920.9	1,826.5
Goodwill	1,069.4	1,053.8
Other	1,233.3	1,238.9
Total long-term assets	4,223.6	4,119.2
Total assets	$10,277.4	$9,405.8

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$8.7	$—
Accounts payable and drafts	2,773.2	2,504.4
Accrued liabilities	1,668.8	1,312.1
Current portion of long-term debt	32.6	23.1
Total current liabilities	4,483.3	3,839.6
LONG-TERM LIABILITIES:
Long-term debt	1,907.3	1,931.7
Other	643.8	616.8
Total long-term liabilities	2,551.1	2,548.5
EQUITY:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 80,563,291 shares issued as of October 1, 2016 and December 31, 2015	0.8	0.8
Additional paid-in capital	1,377.8	1,451.9
Common stock held in treasury, 10,340,145 and 6,099,078 shares as of October 1, 2016 and December 31, 2015, respectively, at cost	(1,099.9)	(623.0)
Retained earnings	3,503.3	2,827.8
Accumulated other comprehensive loss	(703.5)	(730.1)
Lear Corporation stockholders’ equity	3,078.5	2,927.4
Noncontrolling interests	164.5	90.3
Equity	3,243.0	3,017.7
Total liabilities and equity	$10,277.4	$9,405.8

(1)	Unaudited.
The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net sales	$4,526.4	$4,330.3	$13,914.1	$13,486.8

Cost of sales	4,012.5	3,877.1	12,324.1	12,157.7
Selling, general and administrative expenses	153.6	137.6	456.9	440.8
Amortization of intangible assets	15.2	13.0	41.7	39.5
Interest expense	20.6	21.4	62.0	66.3
Other (income) expense, net	14.2	21.7	(0.8)	60.4
Consolidated income before provision for income taxes and equity in net income of affiliates	310.3	259.5	1,030.2	722.1
Provision for income taxes	88.2	76.1	287.4	210.9
Equity in net income of affiliates	(12.9)	(9.9)	(49.2)	(31.7)
Consolidated net income	235.0	193.3	792.0	542.9
Less: Net income attributable to noncontrolling interests	20.6	12.3	46.8	32.7
Net income attributable to Lear	$214.4	$181.0	$745.2	$510.2

Basic net income per share attributable to Lear	$3.01	$2.37	$10.19	$6.60

Diluted net income per share attributable to Lear	$2.98	$2.34	$10.10	$6.53

Cash dividends declared per share	$0.30	$0.25	$0.90	$0.75

Average common shares outstanding	71,259,766	76,259,209	73,102,327	77,315,584

Average diluted shares outstanding	72,052,270	77,416,102	73,809,220	78,177,431

Consolidated comprehensive income (Note 12)	$245.3	$104.7	$816.0	$356.0
Less: Comprehensive income attributable to noncontrolling interests	20.6	9.9	44.2	30.2
Comprehensive income attributable to Lear	$224.7	$94.8	$771.8	$325.8
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended
	October 1, 2016	September 26, 2015
Cash Flows from Operating Activities:
Consolidated net income	$792.0	$542.9
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	283.4	257.4
Net change in recoverable customer engineering, development and tooling	2.1	(32.2)
Net change in working capital items (see below)	3.0	(165.4)
Other, net	13.4	83.3
Net cash provided by operating activities	1,093.9	686.0
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(300.3)	(327.7)
Acquisition of Eagle Ottawa, net of cash acquired and use of $350 million restricted cash (see non-cash investing activities below) (Note 7)	—	(465.3)
Other, net	51.8	(10.6)
Net cash used in investing activities	(248.5)	(803.6)
Cash Flows from Financing Activities:
Credit agreement borrowings	—	500.0
Credit agreement repayments	(15.6)	(3.1)
Short-term borrowings	8.9	—
Repurchase of senior notes, net of use of $250 million restricted cash in 2015 (see non-cash financing activities below) (Note 7)	—	(5.0)
Repurchase of common stock	(557.7)	(383.0)
Dividends paid to Lear Corporation stockholders	(68.1)	(60.0)
Dividends paid to noncontrolling interests	(14.8)	(16.2)
Other, net	(52.1)	(53.6)
Net cash used in financing activities	(699.4)	(20.9)
Effect of foreign currency translation	(1.0)	(32.8)
Net Change in Cash and Cash Equivalents	145.0	(171.3)
Cash and Cash Equivalents as of Beginning of Period	1,196.6	1,094.1
Cash and Cash Equivalents as of End of Period	$1,341.6	$922.8

Changes in Working Capital Items:
Accounts receivable	$(440.2)	$(480.4)
Inventories	(87.3)	(76.2)
Accounts payable (including $45.7 million of cash paid in 2015 in conjunction with the acquisition of Eagle Ottawa to settle pre-existing accounts payable)	203.6	103.2
Accrued liabilities and other	326.9	288.0
Net change in working capital items	$3.0	$(165.4)

Supplementary Disclosure:
Cash paid for interest	$85.3	$82.1
Cash paid for income taxes, net of refunds received	$151.6	$141.9

Non-cash Investing Activities:
Cash restricted for use - acquisition of Eagle Ottawa	$—	$(350.0)

Non-cash Financing Activities:
Cash restricted for use - repurchase of senior notes	$—	$(250.0)
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
Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended October 1, 2016.
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
In the first nine months of 2016, the Company recorded charges of $51.2 million in connection with its restructuring actions. These charges consist of $44.6 million recorded as cost of sales and $6.6 million recorded as selling, general and administrative expenses. The restructuring charges consist of employee termination benefits of $45.4 million, fixed asset impairment charges of $3.5 million and net contract termination credits of $0.3 million, as well as other related costs of $2.6 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Fixed asset impairment charges relate to the disposal of buildings, leasehold improvements and/or machinery and equipment with carrying values of $3.5 million in excess of related estimated fair values. The Company expects to incur approximately $50 million of additional restructuring costs related to activities initiated as of October 1, 2016, and expects that the components of such costs will be consistent with its historical experience. Any future restructuring actions will depend upon market conditions, customer actions and other factors.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of 2016 activity is shown below (in millions):

	Accrual as of	2016	Utilization		Accrual as of
	January 1, 2016	Charges	Cash	Non-cash	October 1, 2016
Employee termination benefits	$66.5	$45.4	$(45.1)	$—	$66.8
Asset impairment charges	—	3.5	—	(3.5)	—
Contract termination costs	5.3	(0.3)	(0.4)	—	4.6
Other related costs	—	2.6	(2.6)	—	—
Total	$71.8	$51.2	$(48.1)	$(3.5)	$71.4

(3) Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	October 1, 2016	December 31, 2015
Raw materials	$789.9	$706.8
Work-in-process	113.9	90.2
Finished goods	159.2	150.6
Inventories	$1,063.0	$947.6

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
During the first nine months of 2016 and 2015, the Company capitalized $110.5 million and $115.9 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During the first nine months of 2016 and 2015, the Company also capitalized $61.5 million and $74.8 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets.
During the first nine months of 2016 and 2015, the Company collected $168.9 million and $155.6 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer E&D and tooling costs related to long-term supply agreements is shown below (in millions):

	October 1, 2016	December 31, 2015
Current	$172.2	$162.0
Long-term	49.2	53.7
Recoverable customer E&D and tooling	$221.4	$215.7

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
A summary of property, plant and equipment is shown below (in millions):

	October 1, 2016	December 31, 2015
Land	$104.7	$97.9
Buildings and improvements	648.5	560.4
Machinery and equipment	2,423.1	2,125.8
Construction in progress	212.7	274.9
Total property, plant and equipment	3,389.0	3,059.0
Less – accumulated depreciation	(1,468.1)	(1,232.5)
Property, plant and equipment, net	$1,920.9	$1,826.5
Depreciation expense was $83.5 million and $75.0 million in the three months ended October 1, 2016 and September 26, 2015, respectively, and $241.7 million and $217.9 million in the nine months ended October 1, 2016 and September 26, 2015, respectively.
The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with GAAP. If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. Except as discussed below, the Company does not believe that there were any indicators that would have resulted in long-lived asset impairment charges as of October 1, 2016. The Company will, however, continue to assess the impact of any significant industry events on the realization of its long-lived assets.
In the first nine months of 2016 and 2015, the Company recognized fixed asset impairment charges of $3.5 million and $1.6 million, respectively, in conjunction with its restructuring actions (Note 2, "Restructuring"). In the first nine months of 2015, the Company also recognized additional fixed asset impairment charges of $0.5 million.
Investment in Affiliates
On June 21, 2016, the Company gained control of Beijing BAI Lear Automotive Systems Co., Ltd. (“Beijing BAI”) by amending the existing joint venture agreement to eliminate the substantive participating rights of its joint venture partner. Prior to the amendment, Beijing BAI was accounted for under the equity method. The consolidation of Beijing BAI was accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying condensed consolidated balance sheet as of October 1, 2016. The operating results and cash flows of Beijing BAI are reflected in the Company’s seating segment in the accompanying condensed consolidated financial statements from the date of the amended joint venture agreement.
A preliminary summary of the fair value of the assets acquired and liabilities assumed in conjunction with the consolidation is shown below (in millions):

Property, plant and equipment	$20.7
Other assets and liabilities assumed, net	38.4
Goodwill	10.9
Intangible assets	34.0
Preliminary summary of fair value	$104.0

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
As of the date of consolidation, the fair value of the Company’s previously held equity interest in Beijing BAI was $63.0 million, and the fair value of the noncontrolling interest in Beijing BAI was $41.0 million. As a result of valuing the Company’s previously held equity interest in Beijing BAI at fair value, the Company recognized a gain of $30.3 million in the nine months ended October 1, 2016.
The pro forma effects of the consolidation would not materially impact the Company’s reported results for any period presented.
For further information on acquired assets measured at fair value see Note 15, "Financial Instruments."

(6) Goodwill
A summary of the changes in the carrying amount of goodwill, by operating segment, in the nine months ended October 1, 2016, is shown below (in millions):

	Seating	E-Systems (1)	Total
Balance at January 1, 2016	$1,026.8	$27.0	$1,053.8
Consolidation of affiliate	10.9	—	10.9
Foreign currency translation and other	4.2	0.5	4.7
Balance at October 1, 2016	$1,041.9	$27.5	$1,069.4

(1)	In the third quarter of 2016, the Company changed the name of its electrical operating segment to E-Systems.
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
The Company does not believe that there were any indicators that would have resulted in goodwill impairment charges as of October 1, 2016. The Company will, however, continue to assess the impact of significant events or circumstances on its recorded goodwill.
For further information related to the consolidation of an affiliate, see Note 5, "Long-Term Assets."

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(7) Debt
A summary of long-term debt, net of unamortized debt issuance costs, and the related weighted average interest rates is shown below (in millions):

	October 1, 2016				December 31, 2015
Debt Instrument	Long-Term Debt	Debt Issuance Costs (1)	Long-Term Debt, Net	Weighted Average Interest Rate	Long-Term Debt	Debt Issuance Costs (1)	Long-Term Debt, Net	Weighted Average Interest Rate
Credit Agreement — Term Loan Facility	$475.0	$(1.8)	$473.2	1.835%	$490.6	$(2.2)	$488.4	1.78%
4.75% Senior Notes due 2023	500.0	(5.0)	495.0	4.75%	500.0	(5.5)	494.5	4.75%
5.375% Senior Notes due 2024	325.0	(2.9)	322.1	5.375%	325.0	(3.2)	321.8	5.375%
5.25% Senior Notes due 2025	650.0	(6.8)	643.2	5.25%	650.0	(7.5)	642.5	5.25%
Other	6.4	—	6.4	N/A	7.6	—	7.6	N/A
	$1,956.4	$(16.5)	1,939.9		$1,973.2	$(18.4)	1,954.8
Less — Current portion			(32.6)				(23.1)
Long-term debt			$1,907.3				$1,931.7
(1) Unamortized portion
Senior Notes
As of October 1, 2016, the Company’s senior notes consist of $500 million in aggregate principal amount of senior unsecured notes due 2023 at a stated coupon rate of 4.75% (the "2023 Notes"), $325 million in aggregate principal amount of senior unsecured notes due 2024 at a stated coupon rate of 5.375% (the "2024 Notes") and $650 million in aggregate principal amount of senior unsecured notes due 2025 at a stated coupon rate of 5.25% (the "2025 Notes" and together with the 2023 Notes and 2024 Notes, the "Notes").
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
As of October 1, 2016, the Company was in compliance with all covenants under the indentures governing the Notes.
Credit Agreement
As of October 1, 2016, the Company’s credit agreement (the "Credit Agreement") consists of a $1.25 billion revolving credit facility (the “Revolving Credit Facility”), which matures on November 14, 2019, and a $500 million term loan facility (the "Term Loan Facility"), which matures on January 5, 2020. As of October 1, 2016 and December 31, 2015, there were no borrowings outstanding under the Revolving Credit Facility. As of October 1, 2016 and December 31, 2015, there were $475.0 million and $490.6 million, respectively, of borrowings outstanding under the Term Loan Facility. In the three and nine months ended October 1, 2016, the Company made required principal payments under the Term Loan Facility of $6.2 million and $15.6 million, respectively.
Advances under the Revolving Credit Facility generally bear interest at a variable rate per annum equal to (i) the Eurocurrency Rate (as defined in the credit agreement) plus an adjustable margin of 1.0% to 2.25% based on the Company’s corporate rating (1.25% as of October 1, 2016), payable on the last day of each applicable interest period but in no event less frequently than quarterly, or (ii) the Adjusted Base Rate (as defined in the credit agreement) plus an adjustable margin of 0.0% to 1.25% based on the Company’s corporate rating (0.25% as of October 1, 2016), payable quarterly. A facility fee, which ranges from 0.25% to 0.50% of the total amount committed under the Revolving Credit Facility, is payable quarterly.
Loans under the Term Loan Facility generally bear interest at a variable rate per annum equal to (i) the Eurocurrency Rate (as defined in the credit agreement) plus an adjustable margin of 1.25% to 2.25% based on the Company's corporate rating (1.375% as of October 1, 2016), payable on the last day of each applicable interest period but in no event less frequently than quarterly, or (ii) the Adjusted Base Rate (as defined in the credit agreement) plus an adjustable margin of 0.25% to 1.25% based on the Company's corporate rating (0.375% as of October 1, 2016), payable quarterly.
The Company’s obligations under the Credit Agreement are guaranteed, jointly and severally, on a first priority basis, by certain domestic subsidiaries, which are directly or indirectly 100% owned by Lear (Note 17, "Supplemental Guarantor Condensed Consolidating Financial Statements").
The Credit Agreement contains various customary representations, warranties and covenants by the Company, including, without limitation, (i) covenants regarding maximum leverage and minimum interest coverage, (ii) limitations on fundamental changes involving the Company or its subsidiaries and (iii) limitations on indebtedness, liens, investments and restricted payments. As of October 1, 2016, the Company was in compliance with all covenants under the Credit Agreement.
Other
As of October 1, 2016, other long-term debt consists of amounts outstanding under capital leases.
For further information on the Notes and the Credit Agreement, see Note 6, "Debt," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(8) Pension and Other Postretirement Benefit Plans
The Company sponsors defined benefit pension plans and other postretirement benefit plans (primarily for the continuation of medical benefits) for eligible employees in the United States and certain other countries.
Net Periodic Pension and Other Postretirement Benefit Cost (Credit)
The components of the Company’s net periodic pension benefit cost (credit) are shown below (in millions):

	Three Months Ended				Nine Months Ended
	October 1, 2016		September 26, 2015		October 1, 2016		September 26, 2015
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$1.4	$1.6	$1.1	$1.8	$4.2	$4.8	$3.5	$6.5
Interest cost	7.5	3.8	7.2	4.1	22.4	11.9	21.5	13.0
Expected return on plan assets	(9.5)	(5.9)	(9.9)	(6.3)	(28.6)	(17.5)	(29.6)	(20.3)
Amortization of actuarial loss	0.6	0.8	0.7	1.0	2.0	2.3	2.0	3.2
Curtailment loss	—	—	—	—	—	—	—	7.7
Settlement loss	—	—	0.1	—	0.2	—	0.2	—
Net periodic benefit cost (credit)	$—	$0.3	$(0.8)	$0.6	$0.2	$1.5	$(2.4)	$10.1
The components of the Company’s net periodic other postretirement benefit cost are shown below (in millions):

	Three Months Ended				Nine Months Ended
	October 1, 2016		September 26, 2015		October 1, 2016		September 26, 2015
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$0.1	$—	$0.1	$0.1	$0.4	$0.1	$0.6
Interest cost	0.9	0.4	0.8	0.4	2.4	1.2	2.3	1.2
Amortization of actuarial (gain) loss	(0.3)	0.1	(0.3)	0.1	(0.9)	0.2	(0.9)	0.4
Amortization of prior service credit	—	(0.1)	—	(0.1)	—	(0.3)	—	(0.2)
Special termination benefits	—	—	—	—	—	0.3	—	—
Net periodic benefit cost	$0.6	$0.5	$0.5	$0.5	$1.6	$1.8	$1.5	$2.0
In the nine months ended September 26, 2015, the Company recognized pension benefit curtailment losses of $7.7 million related to its restructuring actions.
Contributions
Employer contributions to the Company’s domestic and foreign defined benefit pension plans in the nine months ended October 1, 2016, were $9.7 million. The Company expects contributions to its domestic and foreign defined benefit pension plans to be approximately $10 million to $15 million in 2016. The Company may elect to make contributions in excess of minimum funding requirements in response to investment performance or changes in interest rates or when the Company believes that it is financially advantageous to do so and based on its other cash requirements.
Subsequent Event
In September 2016, the Company announced a limited lump-sum payout offer to certain terminated vested plan participants of its U.S. defined benefit pension plans. This offer provides participants with the flexibility to receive their pension benefits early and reduces the Company's future administrative costs and risks related to its U.S. defined benefit pension plans. Under this offer, eligible plan participants may voluntarily elect an early payout of their pension benefits primarily in the form of a lump-sum payment equal to the present value of the participant’s pension benefits. Eligible plan participants have from October 4, 2016 through November 10, 2016, to make their election. Payments under this offer will be distributed in December 2016 from existing defined benefit pension plan assets.
In connection with this offer, the Company expects to recognize a non-cash settlement charge in the fourth quarter of 2016. Although the actual amount of the charge and the related impact on the funded status of the affected U.S. defined benefit pension plans will depend on, among other factors, the number of plan participants accepting the offer, the Company currently estimates that the offer will result in a pretax non-cash settlement charge of approximately $40 million to $55 million.

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
A summary of other (income) expense, net is shown below (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Other expense	$15.5	$21.8	$34.7	$62.7
Other income	(1.3)	(0.1)	(35.5)	(2.3)
Other (income) expense, net	$14.2	$21.7	$(0.8)	$60.4
In the three and nine months ended October 1, 2016, other expense includes net foreign currency transaction losses of $3.6 million and $5.4 million, respectively. In the nine months ended October 1, 2016, other income includes a gain of $30.3 million related to the consolidation of an affiliate (Note 5, "Long-Term Assets").
In the three and nine months ended September 26, 2015, other expense includes net foreign currency transaction losses of $13.6 million and $27.9 million, respectively. In the nine months ended September 26, 2015, other expense includes a loss of $14.3 million related to the extinguishment of debt (Note 7, "Debt").

(10) Income Taxes
A summary of the provision for income taxes and the corresponding effective tax rate for the three and nine months ended October 1, 2016 and September 26, 2015, is shown below (in millions, except effective tax rates):

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Provision for income taxes	$88.2	$76.1	$287.4	$210.9
Pretax income before equity in net income of affiliates	$310.3	$259.5	$1,030.2	$722.1
Effective tax rate	28.4%	29.3%	27.9%	29.2%
In the first nine months of 2016 and 2015, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. The provision was also impacted by a portion of the Company’s restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries.
In the first nine months of 2016, the Company recognized net tax benefits of $14.5 million related to restructuring charges and various other items. In addition, the Company recognized a gain of $30.3 million related to the consolidation of an affiliate, for which no tax expense was provided. In the first nine months of 2015, the Company recognized net tax benefits of $32.0 million related to restructuring charges, debt redemption costs, acquisition costs and various other items. Excluding these items, the effective tax rate in the first nine months of 2016 and 2015 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
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
A summary of information used to compute basic and diluted net income per share attributable to Lear is shown below (in millions, except share and per share data):

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net income attributable to Lear	$214.4	$181.0	$745.2	$510.2

Average common shares outstanding	71,259,766	76,259,209	73,102,327	77,315,584
Dilutive effect of common stock equivalents	792,504	1,156,893	706,893	861,847
Average diluted shares outstanding	72,052,270	77,416,102	73,809,220	78,177,431

Basic net income per share attributable to Lear	$3.01	$2.37	$10.19	$6.60

Diluted net income per share attributable to Lear	$2.98	$2.34	$10.10	$6.53

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
A summary of comprehensive income and reconciliations of equity, Lear Corporation stockholders’ equity and noncontrolling interests for the three and nine months ended October 1, 2016, is shown below (in millions):

	Three Months Ended October 1, 2016			Nine Months Ended October 1, 2016
	Equity	Lear Corporation Stockholders' Equity	Non- controlling Interests	Equity	Lear Corporation Stockholders' Equity	Non- controlling Interests
Beginning equity balance	$3,156.1	$3,012.8	$143.3	$3,017.7	$2,927.4	$90.3
Stock-based compensation transactions	15.6	15.6	—	6.7	6.7	—
Repurchase of common stock	(152.7)	(152.7)	—	(557.7)	(557.7)	—
Dividends declared to Lear Corporation stockholders	(21.9)	(21.9)	—	(67.5)	(67.5)	—
Dividends declared to noncontrolling interest holders	(0.4)	—	(0.4)	(13.2)	—	(13.2)
Consolidation of affiliate	1.0	—	1.0	41.0	—	41.0
Non-controlling interests — other	—	—	—	—	(2.2)	2.2
Comprehensive income:
Net income	235.0	214.4	20.6	792.0	745.2	46.8
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	1.5	1.5	—	(0.2)	(0.2)	—
Derivative instruments and hedging activities	0.8	0.8	—	(10.6)	(10.6)	—
Foreign currency translation adjustments	8.0	8.0	—	34.8	37.4	(2.6)
Other comprehensive income (loss)	10.3	10.3	—	24.0	26.6	(2.6)
Comprehensive income	245.3	224.7	20.6	816.0	771.8	44.2
Ending equity balance	$3,243.0	$3,078.5	$164.5	$3,243.0	$3,078.5	$164.5

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of changes, net of tax, in accumulated other comprehensive loss in the three and nine months ended October 1, 2016, is shown below (in millions):

	Three Months Ended October 1, 2016	Nine Months Ended October 1, 2016
Defined benefit plans:
Balance at beginning of period	$(196.3)	$(194.6)
Reclassification adjustments (net of tax expense of $0.3 million and $1.0 million in the three and nine months ended October 1, 2016, respectively)	0.8	2.5
Other comprehensive income (loss) recognized during the period (net of tax impact of $— million in the three and nine months ended October 1, 2016)	0.7	(2.7)
Balance at end of period	$(194.8)	$(194.8)

Derivative instruments and hedging:
Balance at beginning of period	$(50.1)	$(38.7)
Reclassification adjustments (net of tax expense of $6.0 million and $16.7 million in the three and nine months ended October 1, 2016, respectively)	17.1	46.2
Other comprehensive loss recognized during the period (net of tax benefit of $6.0 million and $20.5 million in the three and nine months ended October 1, 2016, respectively)	(16.3)	(56.8)
Balance at end of period	$(49.3)	$(49.3)

Foreign currency translation:
Balance at beginning of period	$(467.4)	$(496.8)
Other comprehensive income recognized during the period (net of tax impact of $— million in the three and nine months ended October 1, 2016)	8.0	37.4
Balance at end of period	$(459.4)	$(459.4)
In the three months ended October 1, 2016, foreign currency translation adjustments are related primarily to the strengthening of the Euro relative to the U.S. dollar.
In the nine months ended October 1, 2016, foreign currency translation adjustments are related primarily to the strengthening of the Euro and the Brazilian real relative to the U.S. dollar, partially offset by the weakening of the Chinese renminbi relative to the U.S. dollar. Foreign currency translation adjustments include pretax losses of $0.5 million related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of comprehensive income and reconciliations of equity, Lear Corporation stockholders’ equity and noncontrolling interests for the three and nine months ended September 26, 2015, is shown below (in millions):

	Three Months Ended September 26, 2015			Nine Months Ended September 26, 2015
	Equity	Lear Corporation Stockholders' Equity	Non- controlling Interests	Equity	Lear Corporation Stockholders' Equity	Non- controlling Interests
Beginning equity balance	$2,978.3	$2,899.4	$78.9	$3,029.3	$2,958.8	$70.5
Stock-based compensation transactions	13.8	13.8	—	(1.4)	(1.4)	—
Repurchase of common stock	(148.2)	(148.2)	—	(383.0)	(383.0)	—
Dividends declared to Lear Corporation stockholders	(19.5)	(19.5)	—	(59.9)	(59.9)	—
Dividends declared to noncontrolling interest holders	(4.3)	—	(4.3)	(16.2)	—	(16.2)
Comprehensive income:
Net income	193.3	181.0	12.3	542.9	510.2	32.7
Other comprehensive loss, net of tax:
Defined benefit plan adjustments	4.7	4.7	—	14.7	14.7	—
Derivative instruments and hedging activities	(16.1)	(16.1)	—	(14.3)	(14.3)	—
Foreign currency translation adjustments	(77.2)	(74.8)	(2.4)	(187.3)	(184.8)	(2.5)
Other comprehensive loss	(88.6)	(86.2)	(2.4)	(186.9)	(184.4)	(2.5)
Comprehensive income	104.7	94.8	9.9	356.0	325.8	30.2
Ending equity balance	$2,924.8	$2,840.3	$84.5	$2,924.8	$2,840.3	$84.5

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of changes, net of tax, in accumulated other comprehensive loss in the three and nine months ended September 26, 2015, is shown below (in millions):

	Three Months Ended September 26, 2015	Nine Months Ended September 26, 2015
Defined benefit plans:
Balance at beginning of period	$(209.2)	$(219.2)
Reclassification adjustments (net of tax expense of $0.3 million and $1.2 million in the three and nine month ended September 26, 2015, respectively)	1.2	3.5
Other comprehensive income recognized during the period (net of tax expense of $— million and $1.1 million in the three and nine months ended September 26, 2015, respectively)	3.5	11.2
Balance at end of period	$(204.5)	$(204.5)

Derivative instruments and hedging:
Balance at beginning of period	$(31.4)	$(33.2)
Reclassification adjustments (net of tax expense of $4.4 million and $7.6 million in the three and nine months ended September 26, 2015, respectively)	8.1	16.8
Other comprehensive loss recognized during the period (net of tax benefit of $10.1 million and $12.6 million in the three and nine months ended September 26, 2015, respectively)	(24.2)	(31.1)
Balance at end of period	$(47.5)	$(47.5)

Foreign currency translation:
Balance at beginning of period	$(359.6)	$(249.6)
Other comprehensive loss recognized during the period (net of tax benefit of $— million and $4.0 million in the three and nine months ended September 26, 2015, respectively)	(74.8)	(184.8)
Balance at end of period	$(434.4)	$(434.4)
In the three months ended September 26, 2015, foreign currency translation adjustments are related primarily to the weakening of the Brazilian real and the Chinese renminbi relative to the U.S. dollar and include pretax gains of $0.4 million related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.
In the nine months ended September 26, 2015, foreign currency translation adjustments are related primarily to the weakening of the Euro, the Brazilian real and the Chinese renminbi relative to the U.S. dollar and include pretax losses of $11.1 million related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.
See Note 8, "Pension and Other Postretirement Benefit Plans," for further information regarding reclassification adjustments related to the Company's defined benefit plans.
See Note 15, "Financial Instruments," for further information regarding reclassification adjustments related to the Company's derivative and hedging activities.
Lear Corporation Stockholders’ Equity
Common Stock Share Repurchase Program
In February 2016, the Company's Board of Directors authorized a $487.4 million increase to the existing common stock share repurchase program to provide for a remaining aggregate repurchase authorization of $1.0 billion, while maintaining the program expiration date of December 31, 2017. In the first nine months of 2016, the Company repurchased, in aggregate, $557.7 million of its outstanding common stock (5,015,556 shares at an average purchase price of $111.20 per share, excluding commissions). As of the end of the third quarter of 2016, the Company has a remaining repurchase authorization of $442.3 million under its ongoing common stock share repurchase program. The Company may implement these share repurchases through a variety of methods, including, but not limited to, open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which the Company will repurchase its outstanding common stock and the timing of such repurchases will depend upon its financial condition, prevailing market conditions, alternative uses of capital and

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

other factors. In addition, the Company’s Credit Agreement places certain limitations on the Company’s ability to repurchase its common stock.
Since the first quarter of 2011, the Company's Board of Directors has authorized $3.4 billion in share repurchases under its common stock share repurchase program. As of the end of the third quarter of 2016, the Company has repurchased, in aggregate, $3.0 billion of its outstanding common stock, at an average price of $73.48 per share, excluding commissions and related fees, since the first quarter of 2011.
In addition to shares repurchased under the Company’s common stock share repurchase program described in the preceding paragraphs, the Company classified shares withheld from the settlement of the Company’s restricted stock unit and performance share awards to cover minimum tax withholding requirements as common stock held in treasury in the accompanying condensed consolidated balance sheets as of October 1, 2016 and December 31, 2015.
Quarterly Dividend
In the first nine months of 2016 and 2015, the Company’s Board of Directors declared quarterly cash dividends of $0.30 and $0.25 per share of common stock, respectively. In the first nine months of 2016, declared dividends totaled $67.5 million, and dividends paid totaled $68.1 million. In the first nine months of 2015, declared dividends totaled $59.9 million, and dividends paid totaled $60.0 million. Dividends payable on common shares to be distributed under the Company’s stock-based compensation program and common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings will be paid when such common shares are distributed.
Noncontrolling Interests
In the first nine months of 2016, the Company gained control of and consolidated an affiliate. For further information related to the consolidation, see Note 5, "Long-Term Assets."
In October 2016, the Company entered into a transaction to acquire the outstanding noncontrolling interests in a consolidated subsidiary, Shenyang Lear Automotive Seating and Interior Systems Co., Ltd., for $33.0 million. Upon completion of the transaction, the Company will own 100% of the subsidiary. There will be no gain or loss recognized in the condensed consolidated statement of comprehensive income as a result of this transaction in the year ended December 31, 2016.

(13) Legal and Other Contingencies
As of October 1, 2016 and December 31, 2015, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $15.1 million and $9.2 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.
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
The Company records product warranty reserves when liability is probable and related amounts are reasonably estimable.
A summary of the changes in reserves for product liability and warranty claims in the nine months ended October 1, 2016, is shown below (in millions):

Balance at January 1, 2016	$33.0
Expense, net (including changes in estimates)	18.9
Settlements	(3.8)
Foreign currency translation and other	0.2
Balance at October 1, 2016	$48.3
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
As of October 1, 2016 and December 31, 2015, the Company had recorded environmental reserves of $9.1 million. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(14) Segment Reporting
The Company has two reportable operating segments: seating, which includes complete seat systems and all major seat components, including seat covers and surface materials such as leather and fabric, seat structures and mechanisms, seat foam and headrests, and E-Systems (formerly electrical), which includes complete electrical distribution systems, electronic control modules and wireless communication modules. Key components in the electrical distribution system include wiring harnesses, terminals and connectors, junction boxes and high power components for hybrid and electric vehicles. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment.
The Company evaluates the performance of its operating segments based primarily on (i) revenues from external customers, (ii) pretax income before equity in net income of affiliates, interest expense and other (income) expense, ("segment earnings") and (iii) cash flows, being defined as segment earnings less capital expenditures plus depreciation and amortization.
A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended October 1, 2016
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$3,513.3	$1,013.1	$—	$4,526.4
Segment earnings (1)	269.5	140.3	(64.7)	345.1
Depreciation and amortization	67.9	27.5	3.3	98.7
Capital expenditures	80.3	34.9	3.4	118.6
Total assets	6,348.8	1,746.6	2,182.0	10,277.4

	Three Months Ended September 26, 2015
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$3,357.1	$973.2	$—	$4,330.3
Segment earnings (1)	234.2	132.6	(64.2)	302.6
Depreciation and amortization	60.2	25.4	2.4	88.0
Capital expenditures	75.6	26.7	12.5	114.8
Total assets	6,132.9	1,674.6	1,831.2	9,638.7

	Nine Months Ended October 1, 2016
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$10,755.7	$3,158.4	$—	$13,914.1
Segment earnings (1)	848.8	441.5	(198.9)	1,091.4
Depreciation and amortization	193.8	80.5	9.1	283.4
Capital expenditures	204.6	79.5	16.2	300.3
Total assets	6,348.8	1,746.6	2,182.0	10,277.4

	Nine Months Ended September 26, 2015
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$10,419.8	$3,067.0	$—	$13,486.8
Segment earnings (1)	644.8	411.5	(207.5)	848.8
Depreciation and amortization	177.1	73.6	6.7	257.4
Capital expenditures	232.5	75.5	19.7	327.7
Total assets	6,132.9	1,674.6	1,831.2	9,638.7

(1)	See definition above.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In the three months ended October 1, 2016, segment earnings include restructuring charges of $7.8 million, $6.9 million and $0.2 million in the seating and E-Systems segments and in the other category, respectively. In the nine months ended October 1, 2016, segment earnings include restructuring charges of $30.8 million, $17.5 million and $2.9 million in the seating and E-Systems segments and in the other category, respectively (Note 2, "Restructuring").
In the three months ended September 26, 2015, segment earnings include restructuring charges of $4.3 million, $3.7 million and $6.9 million in the seating and E-Systems segments and in the other category, respectively. In the nine months ended September 26, 2015, segment earnings include restructuring charges of $47.3 million, $9.7 million and $14.7 million in the seating and E-Systems segments and in the other category, respectively (Note 2, "Restructuring").
A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Segment earnings	$345.1	$302.6	$1,091.4	$848.8
Interest expense	20.6	21.4	62.0	66.3
Other (income) expense, net	14.2	21.7	(0.8)	60.4
Consolidated income before provision for income taxes and equity in net income of affiliates	$310.3	$259.5	$1,030.2	$722.1

(15) Financial Instruments
Debt Instruments
The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to the quoted market prices of these securities (Level 2 input based on the GAAP fair value hierarchy). The estimated fair value, as well as the carrying value, of the Company's debt instruments are shown below (in millions):

	October 1, 2016	December 31, 2015
Estimated aggregate fair value	$2,042.0	$1,992.3
Aggregate carrying value (1)	1,950.0	1,965.6
(1) Credit agreement and senior notes, excluding the impact of unamortized debt issuance costs.
Accounts Receivable Factoring
One of the Company's European subsidiaries has an uncommitted factoring agreement, which provides for aggregate purchases of specified customer accounts of up to €200 million. As of October 1, 2016, there were no factored receivables outstanding. The Company cannot provide any assurances that this factoring facility will be available or utilized in the future.
Marketable Equity Securities
Included in other current assets in the accompanying condensed consolidated balance sheets as of October 1, 2016 and December 31, 2015, are $28.8 million and $23.0 million, respectively, of marketable equity securities, which the Company accounts for under the fair value option. Accordingly, unrealized gains and losses arising from changes in the fair value of the marketable equity securities are recognized in the accompanying condensed consolidated statement of income as a component of other expense, net. The fair value of the marketable equity securities is determined by reference to quoted market prices in active markets (Level 1 input based on the GAAP fair value hierarchy).
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
Foreign Exchange
The Company uses forwards, swaps and other derivative contracts to reduce the effects of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce exposure to fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, various European currencies, the Thai baht, the Japanese yen, the Philippine peso and the Canadian dollar.
The notional amount and estimated fair value of the Company's foreign currency derivative contracts are shown below (in millions, except for maturities):

	October 1, 2016	December 31, 2015
Contracts designated as cash flow hedges:
Notional amount	$1,134.9	$1,394.6
Fair value	$(60.7)	$(46.4)
Outstanding maturities in months, not to exceed	24	24

Contracts not designated as hedging instruments:
Notional amount	$876.8	$423.4
Fair value	$(3.8)	$(4.5)
Outstanding maturities in months, not to exceed	12	12

Total outstanding notional amount	$2,011.7	$1,818.0
Foreign currency derivative contracts not designated as hedging instruments consist principally of hedges of cash transactions, intercompany loans and certain other balance sheet exposures.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The fair value of outstanding foreign currency derivative contracts and the related classification in the accompanying condensed consolidated balance sheets as of October 1, 2016 and December 31, 2015, are shown below (in millions):

	October 1, 2016	December 31, 2015
Contracts designated as cash flow hedges:
Other current assets	$4.0	$8.2
Other long-term assets	0.9	0.3
Other current liabilities	(55.4)	(51.5)
Other long-term liabilities	(10.2)	(3.4)
	(60.7)	(46.4)
Contracts not designated as hedging instruments:
Other current assets	3.1	3.6
Other current liabilities	(6.9)	(8.1)
	(3.8)	(4.5)
	$(64.5)	$(50.9)
Pretax amounts related to foreign currency derivative contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Contracts designated as cash flow hedges:
Losses recognized in accumulated other comprehensive loss	$(22.3)	$(34.2)	$(77.2)	$(43.4)
Losses reclassified from accumulated other comprehensive loss	23.1	12.5	62.9	24.4
Comprehensive income (loss)	$0.8	$(21.7)	$(14.3)	$(19.0)
Pretax gains (losses) reclassified from accumulated other comprehensive loss to net sales and cost of sales are shown below (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net sales	$(2.2)	$1.4	$(3.6)	$2.4
Cost of sales	(20.9)	(13.9)	(59.3)	(26.8)
	$(23.1)	$(12.5)	$(62.9)	$(24.4)
Accumulated Other Comprehensive Loss - Derivative Instruments and Hedging
As of October 1, 2016 and December 31, 2015, pretax net losses of approximately $60.7 million and $46.4 million, respectively, related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. During the next twelve month period, the Company expects to reclassify into earnings net losses of approximately $51.4 million recorded in accumulated other comprehensive loss as of October 1, 2016. Such losses will be reclassified at the time that the underlying hedged transactions are realized.
During the three and nine months ended October 1, 2016 and September 26, 2015, amounts recognized in the accompanying condensed consolidated statements of comprehensive income related to changes in the fair value of cash flow and fair value hedges excluded from the Company’s effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.

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
Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of October 1, 2016 and December 31, 2015, are shown below (in millions):

	October 1, 2016
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts, net	Recurring	$(64.5)	Market/ Income	$—	$(64.5)	$—
Marketable equity securities	Recurring	$28.8	Market	$28.8	$—	$—

	December 31, 2015
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts, net	Recurring	$(50.9)	Market/ Income	$—	$(50.9)	$—
Marketable equity securities	Recurring	$23.0	Market	$23.0	$—	$—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. If an estimate of the credit spread is required, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of October 1, 2016 and December 31, 2015, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy in 2016.

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
As a result of the consolidation of Beijing BAI in 2016, Level 3 fair value estimates related to property, plant and equipment of $20.7 million, customer-based intangible assets of $34.0 million and noncontrolling interests of $41.0 million are recorded in the accompanying condensed consolidated balance sheet as of October 1, 2016. In addition, the consolidation of Beijing BAI required a Level 3 fair value estimate related to the Company's previously held equity interest of $63.0 million.
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
As of October 1, 2016, there were no additional significant assets or liabilities measured at fair value on a non-recurring basis.

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
January 1, 2018
ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments
The standard addresses the classification of cash flows related to various transactions, including debt prepayment and extinguishment costs, contingent consideration and proceeds from insurance claims.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements

	October 1, 2016
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$408.7	$0.3	$932.6	$—	$1,341.6
Accounts receivable	65.7	655.0	2,388.8	—	3,109.5
Inventories	1.6	434.2	627.2	—	1,063.0
Intercompany accounts	38.2	150.5	—	(188.7)	—
Other	90.7	14.1	434.9	—	539.7
Total current assets	604.9	1,254.1	4,383.5	(188.7)	6,053.8
LONG-TERM ASSETS:
Property, plant and equipment, net	166.8	405.6	1,348.5	—	1,920.9
Goodwill	39.9	651.3	378.2	—	1,069.4
Investments in subsidiaries	3,590.2	1,189.2	—	(4,779.4)	—
Intercompany loans receivable	1,054.0	1,389.5	109.1	(2,552.6)	—
Other	560.2	189.9	506.9	(23.7)	1,233.3
Total long-term assets	5,411.1	3,825.5	2,342.7	(7,355.7)	4,223.6
Total assets	$6,016.0	$5,079.6	$6,726.2	$(7,544.4)	$10,277.4
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$—	$8.7	$—	$8.7
Accounts payable and drafts	77.2	810.9	1,885.1	—	2,773.2
Accrued liabilities	245.2	337.5	1,086.1	—	1,668.8
Intercompany accounts	—	—	188.7	(188.7)	—
Current portion of long-term debt	31.3	—	1.3	—	32.6
Total current liabilities	353.7	1,148.4	3,169.9	(188.7)	4,483.3
LONG-TERM LIABILITIES:
Long-term debt	1,902.2	—	5.1	—	1,907.3
Intercompany loans payable	511.0	687.0	1,354.5	(2,552.5)	—
Other	170.6	168.5	328.4	(23.7)	643.8
Total long-term liabilities	2,583.8	855.5	1,688.0	(2,576.2)	2,551.1
EQUITY:
Lear Corporation stockholders’ equity	3,078.5	3,075.7	1,703.8	(4,779.5)	3,078.5
Noncontrolling interests	—	—	164.5	—	164.5
Equity	3,078.5	3,075.7	1,868.3	(4,779.5)	3,243.0
Total liabilities and equity	$6,016.0	$5,079.6	$6,726.2	$(7,544.4)	$10,277.4

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	December 31, 2015
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$526.4	$0.4	$669.8	$—	$1,196.6
Accounts receivable	46.4	534.5	2,009.1	—	2,590.0
Inventories	4.0	407.0	536.6	—	947.6
Intercompany accounts	45.9	79.5	—	(125.4)	—
Other	114.0	25.8	412.6	—	552.4
Total current assets	736.7	1,047.2	3,628.1	(125.4)	5,286.6
LONG-TERM ASSETS:
Property, plant and equipment, net	134.2	417.6	1,274.7	—	1,826.5
Goodwill	39.9	651.3	362.6	—	1,053.8
Investments in subsidiaries	3,101.3	1,458.5	—	(4,559.8)	—
Intercompany loans receivable	904.1	836.7	77.7	(1,818.5)	—
Other	566.3	203.9	493.8	(25.1)	1,238.9
Total long-term assets	4,745.8	3,568.0	2,208.8	(6,403.4)	4,119.2
Total assets	$5,482.5	$4,615.2	$5,836.9	$(6,528.8)	$9,405.8
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and drafts	$78.0	$681.2	$1,745.2	$—	$2,504.4
Accrued liabilities	144.0	277.0	891.1	—	1,312.1
Intercompany accounts	—	—	125.4	(125.4)	—
Current portion of long-term debt	21.9	—	1.2	—	23.1
Total current liabilities	243.9	958.2	2,762.9	(125.4)	3,839.6
LONG-TERM LIABILITIES:
Long-term debt	1,925.3	—	6.4	—	1,931.7
Intercompany loans payable	221.6	650.1	946.8	(1,818.5)	—
Other	164.3	164.9	312.7	(25.1)	616.8
Total long-term liabilities	2,311.2	815.0	1,265.9	(1,843.6)	2,548.5
EQUITY:
Lear Corporation stockholders’ equity	2,927.4	2,842.0	1,717.8	(4,559.8)	2,927.4
Noncontrolling interests	—	—	90.3	—	90.3
Equity	2,927.4	2,842.0	1,808.1	(4,559.8)	3,017.7
Total liabilities and equity	$5,482.5	$4,615.2	$5,836.9	$(6,528.8)	$9,405.8

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	Three Months Ended October 1, 2016
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$106.9	$1,991.1	$3,742.9	$(1,314.5)	$4,526.4
Cost of sales	163.5	1,744.1	3,419.4	(1,314.5)	4,012.5
Selling, general and administrative expenses	77.3	4.7	71.6	—	153.6
Intercompany operating (income) expense, net	(79.8)	62.1	17.7	—	—
Amortization of intangible assets	0.7	5.2	9.3	—	15.2
Interest expense	16.5	6.1	(2.0)	—	20.6
Other (income) expense, net	10.6	(0.7)	4.3	—	14.2
Consolidated income (loss) before income taxes and equity in net income of affiliates and subsidiaries	(81.9)	169.6	222.6	—	310.3
Provision for income taxes	(30.9)	64.4	54.7	—	88.2
Equity in net income of affiliates	(1.1)	0.3	(12.1)	—	(12.9)
Equity in net income of subsidiaries	(264.3)	(115.7)	—	380.0	—
Consolidated net income	214.4	220.6	180.0	(380.0)	235.0
Less: Net income attributable to noncontrolling interests	—	—	20.6	—	20.6
Net income attributable to Lear	$214.4	$220.6	$159.4	$(380.0)	$214.4

Consolidated comprehensive income	$224.7	$215.9	$194.6	$(389.9)	$245.3
Less: Comprehensive income attributable to noncontrolling interests	—	—	20.6	—	20.6
Comprehensive income attributable to Lear	$224.7	$215.9	$174.0	$(389.9)	$224.7

	Three Months Ended September 26, 2015
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$106.3	$2,044.1	$3,433.1	$(1,253.2)	$4,330.3
Cost of sales	146.9	1,824.3	3,159.1	(1,253.2)	3,877.1
Selling, general and administrative expenses	74.5	2.9	60.2	—	137.6
Intercompany operating (income) expense, net	(73.7)	50.0	23.7	—	—
Amortization of intangible assets	0.5	5.2	7.3	—	13.0
Interest expense	16.4	6.1	(1.1)	—	21.4
Other expense, net	12.6	2.8	6.3	—	21.7
Consolidated income (loss) before income taxes and equity in net income of affiliates and subsidiaries	(70.9)	152.8	177.6	—	259.5
Provision for income taxes	(26.3)	53.8	48.6	—	76.1
Equity in net income of affiliates	(0.4)	(1.0)	(8.5)	—	(9.9)
Equity in net income of subsidiaries	(225.2)	(100.9)	—	326.1	—
Consolidated net income	181.0	200.9	137.5	(326.1)	193.3
Less: Net income attributable to noncontrolling interests	—	—	12.3	—	12.3
Net income attributable to Lear	$181.0	$200.9	$125.2	$(326.1)	$181.0

Consolidated comprehensive income	$94.8	$186.6	$62.9	$(239.6)	$104.7
Less: Comprehensive income attributable to noncontrolling interests	—	—	9.9	—	9.9
Comprehensive income attributable to Lear	$94.8	$186.6	$53.0	$(239.6)	$94.8

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	Nine Months Ended October 1, 2016
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$317.5	$6,111.2	$11,467.6	$(3,982.2)	$13,914.1
Cost of sales	486.7	5,367.1	10,452.5	(3,982.2)	12,324.1
Selling, general and administrative expenses	229.0	14.9	213.0	—	456.9
Intercompany operating (income) expense, net	(312.9)	210.3	102.6	—	—
Amortization of intangible assets	2.2	15.6	23.9	—	41.7
Interest expense	49.0	18.0	(5.0)	—	62.0
Other (income) expense, net	30.2	(0.7)	(30.3)	—	(0.8)
Consolidated income (loss) before income taxes and equity in net income of affiliates and subsidiaries	(166.7)	486.0	710.9	—	1,030.2
Provision for income taxes	(62.4)	181.8	168.0	—	287.4
Equity in net income of affiliates	(1.6)	(0.7)	(46.9)	—	(49.2)
Equity in net income of subsidiaries	(847.9)	(403.0)	—	1,250.9	—
Consolidated net income	745.2	707.9	589.8	(1,250.9)	792.0
Less: Net income attributable to noncontrolling interests	—	—	46.8	—	46.8
Net income attributable to Lear	$745.2	$707.9	$543.0	$(1,250.9)	$745.2

Consolidated comprehensive income	$771.8	$697.7	$621.3	$(1,274.8)	$816.0
Less: Comprehensive income attributable to noncontrolling interests	—	—	44.2	—	44.2
Comprehensive income attributable to Lear	$771.8	$697.7	$577.1	$(1,274.8)	$771.8

	Nine Months Ended September 26, 2015
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$319.2	$6,151.3	$10,925.4	$(3,909.1)	$13,486.8
Cost of sales	465.1	5,549.0	10,052.7	(3,909.1)	12,157.7
Selling, general and administrative expenses	197.5	50.7	192.6	—	440.8
Intercompany operating (income) expense, net	(331.1)	204.1	127.0	—	—
Amortization of intangible assets	1.3	15.6	22.6	—	39.5
Interest expense	54.5	17.3	(5.5)	—	66.3
Other expense, net	26.0	1.5	32.9	—	60.4
Consolidated income (loss) before income taxes and equity in net income of affiliates and subsidiaries	(94.1)	313.1	503.1	—	722.1
Provision for income taxes	(32.1)	117.1	125.9	—	210.9
Equity in net income of affiliates	1.0	(2.1)	(30.6)	—	(31.7)
Equity in net income of subsidiaries	(573.2)	(271.9)	—	845.1	—
Consolidated net income	510.2	470.0	407.8	(845.1)	542.9
Less: Net income attributable to noncontrolling interests	—	—	32.7	—	32.7
Net income attributable to Lear	$510.2	$470.0	$375.1	$(845.1)	$510.2

Consolidated comprehensive income	$325.8	$442.0	$237.7	$(649.5)	$356.0
Less: Comprehensive income attributable to noncontrolling interests	—	—	30.2	—	30.2
Comprehensive income attributable to Lear	$325.8	$442.0	$207.5	$(649.5)	$325.8

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	Nine Months Ended October 1, 2016
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net Cash Provided by Operating Activities	$122.6	$380.6	$614.8	$(24.1)	$1,093.9
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(29.2)	(77.0)	(194.1)	—	(300.3)
Intercompany transactions	202.1	32.2	(31.4)	(202.9)	—
Other, net	(10.2)	0.8	61.2	—	51.8
Net cash used in investing activities	162.7	(44.0)	(164.3)	(202.9)	(248.5)
Cash Flows from Financing Activities:
Credit agreement repayments	(15.6)	—	—	—	(15.6)
Short-term borrowings	—	—	8.9	—	8.9
Repurchase of common stock	(557.7)	—	—	—	(557.7)
Dividends paid to Lear Corporation stockholders	(68.1)	—	—	—	(68.1)
Dividends paid to noncontrolling interests	—	—	(14.8)	—	(14.8)
Intercompany transactions	289.4	(336.7)	(179.7)	227.0	—
Other, net	(51.0)	—	(1.1)		(52.1)
Net cash used in financing activities	(403.0)	(336.7)	(186.7)	227.0	(699.4)

Effect of foreign currency translation	—	—	(1.0)	—	(1.0)
Net Change in Cash and Cash Equivalents	(117.7)	(0.1)	262.8	—	145.0
Cash and Cash Equivalents as of Beginning of Period	526.4	0.4	669.8	—	1,196.6
Cash and Cash Equivalents as of End of Period	$408.7	$0.3	$932.6	$—	$1,341.6

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(17) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	Nine Months Ended September 26, 2015
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net Cash Provided by Operating Activities	$109.3	$87.2	$623.0	$(133.5)	$686.0
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(26.4)	(79.8)	(221.5)	—	(327.7)
Acquisitions, net of cash acquired and use of $350 million restricted cash (see non-cash investing activities below)	(485.5)	1.2	19.0	—	(465.3)
Intercompany transactions	385.4	(23.3)	126.4	(488.5)	—
Other, net	(31.1)	7.8	12.7	—	(10.6)
Net cash used in investing activities	(157.6)	(94.1)	(63.4)	(488.5)	(803.6)
Cash Flows from Financing Activities:
Credit agreement borrowings	500.0	—	—	—	500.0
Credit agreement repayments	(3.1)	—	—	—	(3.1)
Repurchase of senior notes, net of use of $250 million restricted cash (see non-cash financing activities below) (Note 7)	(5.0)	—	—	—	(5.0)
Repurchase of common stock	(383.0)	—	—	—	(383.0)
Dividends paid to Lear Corporation stockholders	(60.0)	—	—	—	(60.0)
Dividends paid to noncontrolling interests	—	—	(16.2)	—	(16.2)
Intercompany transactions	30.4	7.0	(659.4)	622.0	—
Other, net	(53.5)	—	(0.1)	—	(53.6)
Net cash provided by (used in) financing activities	25.8	7.0	(675.7)	622.0	(20.9)

Effect of foreign currency translation	—	—	(32.8)	—	(32.8)
Net Change in Cash and Cash Equivalents	(22.5)	0.1	(148.9)	—	(171.3)
Cash and Cash Equivalents as of Beginning of Period	377.8	0.1	716.2	—	1,094.1
Cash and Cash Equivalents as of End of Period	$355.3	$0.2	$567.3	$—	$922.8

Non-cash Investing Activities
Cash restricted for use — acquisition of Eagle Ottawa	$(350.0)	$—	$—	$—	$(350.0)

Non-cash Financing Activities
Cash restricted for use — repurchase of senior notes	$(250.0)	$—	$—	$—	$(250.0)

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
Selling, General and Administrative Expenses
Corporate and division selling, general and administrative expenses are allocated to the operating subsidiaries based on various factors, which estimate usage of particular corporate and division functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries. During the three months ended October 1, 2016 and September 26, 2015, $36.4 million and $33.4 million, respectively, of selling, general and administrative expenses were allocated from Lear. During the nine months ended October 1, 2016 and September 26, 2015, $103.9 million and $97.2 million, respectively, of selling, general and administrative expenses were allocated from Lear.
Long-Term Debt of Lear and the Guarantors
A summary of long-term debt of Lear and the Guarantors on a combined basis is shown below (in millions):

	October 1, 2016	December 31, 2015
Credit agreement	$473.2	$488.4
Senior notes	1,460.3	1,458.8
	1,933.5	1,947.2
Less — Current portion	(31.3)	(21.9)
Long-term debt	$1,902.2	$1,925.3

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
Our seating business consists of the design, development, engineering, just-in-time assembly and delivery of complete seat systems, as well as the design, development, engineering and manufacture of all major seat components, including seat covers and surface materials such as leather and fabric, seat structures and mechanisms, seat foam and headrests. Our E-Systems (formerly electrical) business consists of the design, development, engineering and manufacture of complete electrical distribution systems that route electrical signals and manage electrical power within a vehicle. Key components in the electrical distribution system include wiring harnesses, terminals and connectors, junction boxes and high power components for hybrid and electric vehicles. We also design, develop, engineer and manufacture sophisticated electronic control modules that facilitate signal, data and power management within the vehicle. We have added capabilities in wireless communication modules that process various signals to, from and within the vehicle, including cellular, WiFi, dedicated short-range communications (DSRC) and GPS.
We serve all of the world's major automotive manufacturers across both our seating and E-Systems businesses. It is common to have both seating and electrical content on the same and multiple vehicle platforms with a single customer. Our businesses benefit globally from leveraging common operating standards and disciplines, including world-class development and manufacturing processes, as well as common customer support and regional infrastructures. Our core capabilities are shared across component categories, including high-precision manufacturing and assembly with short lead times, management of complex supply chains, global engineering and program management skills and a unique customer-focused culture. Our businesses utilize proprietary, industry-specific processes and standards, leverage common low-cost engineering centers and share centralized operating support functions, such as logistics, supply chain management, quality and health and safety, as well as all major administrative functions.
Industry Overview
Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle. Global automotive industry production volumes in the first nine months of 2016, as compared to the first nine months of 2015, are shown below (in millions of units):

	Nine Months Ended
	October 1, 2016	September 26, 2015	% Change
North America	13.5	13.2	3%
Europe and Africa	16.7	16.2	4%
Asia	33.3	31.6	5%
South America	1.9	2.2	(16)%
Other	1.1	1.0	10%
Global light vehicle production	66.5	64.2	3%
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

LEAR CORPORATION

In the first nine months of 2016, our percentage of net sales by region is shown below:

Percentage
North America	41%
Europe and Africa	39%
Asia	17%
South America	3%
Total	100%
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
Our material cost as a percentage of net sales was 65.1% in the first nine months of 2016, as compared to 66.7% in the first nine months of 2015. Raw material, energy and commodity costs can be volatile. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity environment. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2015, as supplemented and updated by Part II — Item 1A, "Risk Factors," in our Quarterly Report on Form 10-Q for the quarter ended July 2, 2016.
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
Operational Restructuring
In the first nine months of 2016, we incurred pretax restructuring costs of approximately $51 million and related manufacturing inefficiency charges of approximately $5 million. Any future restructuring actions will depend upon market conditions, customer actions and other factors.
For further information, see Note 2, "Restructuring," to the condensed consolidated financial statements included in this Report.
Share Repurchase Program and Quarterly Cash Dividends
Since the first quarter of 2011, our Board of Directors has authorized $3.4 billion in share repurchases under our common stock share repurchase program. In the first nine months of 2016, we repurchased $558 million of shares and have a remaining repurchase authorization of $442 million, which will expire on December 31, 2017.
In the first, second and third quarters of 2016, our Board of Directors declared a quarterly cash dividend of $0.30 per share of common stock, reflecting a 20% increase over the quarterly cash dividend declared in 2015.
For further information regarding our common stock share repurchase program and our quarterly dividends, see "— Liquidity and Capital Resources — Capitalization" and Note 12, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report.
Other Matters
In June 2016, we amended the existing joint venture agreement of Beijing BAI Lear Automotive Systems Co., Ltd. (“Beijing BAI”) to eliminate the substantive participating rights of our joint venture partner. In conjunction with the consolidation of Beijing BAI and the valuation of our prior equity investment in Beijing BAI at fair value, we recognized a gain of approximately $30 million in the nine months ended October 1, 2016.
In September 2016, we announced a limited lump-sum payout offer to certain terminated vested plan participants of our U.S. defined benefit pension plans. For further information on this offer, see Note 8, “Pension and Other Postretirement Benefit Plans,” to the condensed consolidated financial statements included in this Report.
In the three and nine months ended October 1, 2016, we recognized net tax benefits of $2 million and $15 million, respectively, related to restructuring charges and various other items.
In January 2015, we completed the acquisition of Everett Smith Group Ltd. the parent of Eagle Ottawa, LLC ("Eagle Ottawa") for approximately $835 million. In conjunction with this acquisition, we incurred transaction costs of approximately $9 million related to advisory services in the nine months ended September 26, 2015.
In March 2015, we paid $255 million (which included $250 million of the net proceeds from the offering of our 5.25% senior unsecured notes due 2025) to redeem the remaining outstanding aggregate principal amount of our 8.125% senior unsecured notes due 2020. In connection with this transaction, we recognized a loss of approximately $14 million on the extinguishment of debt in the nine months ended September 26, 2015.
In the three and nine months ended September 26, 2015, we recognized net tax benefits of $2 million and $32 million, respectively, related to restructuring charges, debt redemption costs, acquisition costs and various other items.

LEAR CORPORATION

As discussed above, our results for the three and nine months ended October 1, 2016 and September 26, 2015, reflect the following items (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Costs related to restructuring actions, including manufacturing inefficiencies of $2 million and $5 million in the three and nine months ended October 1, 2016, respectively, and $2 million and $5 million in the three and nine months ended September 26, 2015, respectively	$17	$17	$56	$77
Acquisition and other related costs	—	3	—	11
Acquisition-related inventory fair value adjustment	—	—	—	16
Loss on redemption of bonds	—	—	—	14
(Gain) loss related to affiliate	—	—	(30)	2
Tax benefits, net	(2)	(2)	(15)	(32)
For further information regarding these items, see Note 2, "Restructuring," Note 5, "Long-Term Assets," Note 7, "Debt," and Note 10, "Income Taxes," to the condensed consolidated financial statements included in this Report, as well as Note 3, "Acquisition," to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
This Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements that are subject to risks and uncertainties. For further information regarding other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2015, as supplemented and updated by Part II — Item 1A, "Risk Factors," in our Quarterly Report on Form 10-Q for the quarter ended July 2, 2016.

RESULTS OF OPERATIONS
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three Months Ended				Nine Months Ended
	October 1, 2016		September 26, 2015		October 1, 2016		September 26, 2015
Net sales
Seating	$3,513.3	77.6%	$3,357.1	77.5%	$10,755.7	77.3%	$10,419.8	77.3%
E-Systems	1,013.1	22.4	973.2	22.5	3,158.4	22.7	3,067.0	22.7
Net sales	4,526.4	100.0	4,330.3	100.0	13,914.1	100.0	13,486.8	100.0
Cost of sales	4,012.5	88.6	3,877.1	89.5	12,324.1	88.6	12,157.7	90.1
Gross profit	513.9	11.4	453.2	10.5	1,590.0	11.4	1,329.1	9.9
Selling, general and administrative expenses	153.6	3.4	137.6	3.2	456.9	3.3	440.8	3.3
Amortization of intangible assets	15.2	0.3	13.0	0.3	41.7	0.3	39.5	0.3
Interest expense	20.6	0.5	21.4	0.5	62.0	0.4	66.3	0.5
Other (income) expense, net	14.2	0.3	21.7	0.5	(0.8)	—	60.4	0.4
Provision for income taxes	88.2	2.0	76.1	1.7	287.4	2.1	210.9	1.6
Equity in net income of affiliates	(12.9)	(0.3)	(9.9)	(0.2)	(49.2)	(0.4)	(31.7)	(0.2)
Net income attributable to noncontrolling interests	20.6	0.5	12.3	0.3	46.8	0.3	32.7	0.2
Net income attributable to Lear	$214.4	4.7%	$181.0	4.2%	$745.2	5.4%	$510.2	3.8%

LEAR CORPORATION

Three Months Ended October 1, 2016 vs. Three Months Ended September 26, 2015
Net sales in the third quarter of 2016 were $4.5 billion, as compared to $4.3 billion in the third quarter of 2015, an increase of $196 million or 5%. New business in Asia, Europe and South America and higher production volumes on key Lear platforms in Asia and Europe positively impacted net sales by $209 million and $40 million, respectively. These increases were partially offset by net foreign exchange rate fluctuations primarily related to the strengthening of the U.S. dollar against the currencies in emerging markets, which reduced net sales by $48 million.

(in millions)	Cost of Sales
Third quarter 2015	$3,877
Material cost	62
Labor and other	66
Depreciation	8
Third quarter 2016	$4,013
Cost of sales in the third quarter of 2016 was $4.0 billion, as compared to $3.9 billion in the third quarter of 2015. New business in Asia, Europe and South America and higher production volumes on key Lear platforms in Asia and Europe resulted in an increase in cost of sales of $203 million. These increases were partially offset by net foreign exchange rate fluctuations primarily related to the strengthening of the U.S. dollar against the currencies in emerging markets, which reduced cost of sales by $38 million.
Gross profit and gross margin were $514 million and 11.4% of net sales in the third quarter of 2016, as compared to $453 million and 10.5% of net sales in the third quarter of 2015. New business and higher production volumes on key Lear platforms positively impacted gross profit by $40 million. The impact of favorable operating performance and the benefit of operational restructuring actions of $89 million more than offset the impact of selling price reductions and net foreign exchange rate fluctuations of $79 million. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $154 million in the third quarter of 2016, as compared to $138 million in the third quarter of 2015. As a percentage of net sales, selling, general and administrative expenses was 3.4% in the third quarter of 2016, as compared to 3.2% in the third quarter of 2015.
Amortization of intangible assets was $15 million in the third quarter of 2016, as compared to $13 million in the third quarter of 2015.
Interest expense was $21 million in the third quarters of 2016 and 2015.
Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the disposal of fixed assets and other miscellaneous income and expense, was $14 million in the third quarter of 2016, as compared to $22 million in the third quarter of 2015. Net foreign exchange losses decreased from $12 million in the third quarter of 2015 to $5 million in the third quarter of 2016.
In the third quarter of 2016, the provision for income taxes was $88 million, representing an effective tax rate of 28.4% on pretax income before equity in net income of affiliates of $310 million. In the third quarter of 2015, the provision for income taxes was $76 million, representing an effective tax rate of 29.3% on pretax income before equity in net income of affiliates of $260 million, for the reasons described below.
In the third quarters of 2016 and 2015, the provision for income taxes was impacted by the level and mix of earnings among tax jurisdictions. The provision was also impacted by a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In the third quarters of 2016 and 2015, we recognized net tax benefits of $2 million related to restructuring charges and various other items. Excluding these items, the effective tax rate in the third quarters of 2016 and 2015 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $13 million in the third quarter of 2016, as compared to $10 million in the third quarter of 2015, reflecting the improved operating performance of our equity affiliates primarily in China.
Net income attributable to Lear was $214 million, or $2.98 per diluted share, in the third quarter of 2016, as compared to $181 million, or $2.34 per diluted share, in the third quarter of 2015. Net income and diluted net income per share increased for the reasons described above. In addition, diluted net income per share was impacted by the decrease in average shares outstanding between periods.

LEAR CORPORATION

Reportable Operating Segments
We have two reportable operating segments: seating, which includes complete seat systems and all major seat components, including seat covers and surface materials such as leather and fabric, seat structures and mechanisms, seat foam and headrests, and E-Systems, which includes complete electrical distribution systems, electronic control modules and wireless communication modules. Key components in the electrical distribution system include wiring harnesses, terminals and connectors, junction boxes and high power components for hybrid and electric vehicles.
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
Seating
A summary of the financial measures for our seating segment is shown below (dollar amounts in millions):

	Three Months Ended
	October 1, 2016	September 26, 2015
Net sales	$3,513.3	$3,357.1
Segment earnings (1)	269.5	234.2
Margin	7.7%	7.0%

(1)	See definition above.
Seating net sales were $3.5 billion in the third quarter of 2016, as compared to $3.4 billion in the third quarter of 2015, an increase of $156 million or 5%. New business and higher production volumes on key Lear platforms in Asia and Europe positively impacted net sales by $174 million and $22 million, respectively. These increases were partially offset by the impact of selling price reductions and net foreign exchange rate fluctuations. Segment earnings, including restructuring costs, and the related margin on net sales were $270 million and 7.7% in the third quarter of 2016, as compared to $234 million and 7.0% in the third quarter of 2015. New business and higher production volumes on key Lear platforms in Asia and Europe positively impacted segment earnings by $34 million. The impact of favorable operating performance and the benefit of operational restructuring actions of $42 million was more than offset by the impact of selling price reductions and net foreign exchange rate fluctuations.
E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Three Months Ended
	October 1, 2016	September 26, 2015
Net sales	$1,013.1	$973.2
Segment earnings (1)	140.3	132.6
Margin	13.8%	13.6%

(1)	See definition above.
E-Systems net sales were $1.0 billion in the third quarters of 2016 and 2015, an increase of $40 million or 4%. New business and higher production volumes on key Lear platforms positively impacted net sales by $39 million and $35 million, respectively. These increases were partially offset by the impact of selling price reductions and net foreign exchange rate

LEAR CORPORATION

fluctuations. Segment earnings, including restructuring costs, and the related margin on net sales were $140 million and 13.8% in the third quarter of 2016, as compared to $133 million and 13.6% in the third quarter of 2015. Higher production volumes on key Lear platforms and new business positively impacted segment earnings by $12 million. The impact of improved operating performance of $32 million more than offset the impact of selling price reductions and net foreign exchange rate fluctuations.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three Months Ended
	October 1, 2016	September 26, 2015
Net sales	$—	$—
Segment earnings (1)	(64.7)	(64.2)
Margin	N/A	N/A

(1)	See definition above.
Segment earnings related to our other category were ($65) million in the third quarter of 2016, as compared to ($64) million in the third quarter of 2015.

Nine Months Ended October 1, 2016 vs. Nine Months Ended September 26, 2015
Net sales in the nine months ended October 1, 2016, were $13.9 billion, as compared to $13.5 billion in the nine months ended September 26, 2015, an increase of $427 million or 3%. New business in Asia, Europe and South America and higher production volumes on key Lear platforms in Europe and North America positively impacted net sales by $588 million and $307 million, respectively. These increases were partially offset by net foreign exchange rate fluctuations primarily related to the strengthening of the U.S. dollar against the currencies in emerging markets and selling price reductions, which reduced net sales by $486 million.

(in millions)	Cost of Sales
First nine months of 2015	$12,158
Material cost	69
Labor and other	75
Depreciation	22
First nine months of 2016	$12,324
Cost of sales in the first nine months of 2016 were $12.3 billion, as compared to $12.2 billion in the first nine months of 2015. New business in Asia, Europe and South America and higher production volumes on key Lear platforms in Europe and North America resulted in an increase in cost of sales of $739 million. These increases were partially offset by favorable operating performance and the benefit of operational restructuring actions and net foreign exchange rate fluctuations primarily related to the strengthening of the U.S. dollar against the currencies in emerging markets, which reduced cost of sales by $545 million.
Gross profit and gross margin were $1.6 billion and 11.4% of net sales in the nine months ended October 1, 2016, as compared to $1.3 billion and 9.9% of net sales in the nine months ended September 26, 2015. New business and higher production volumes on key Lear platforms positively impacted gross profit by $146 million. The impact of favorable operating performance and the benefit of operational restructuring actions of $312 million more than offset the impact of selling price reductions and net foreign exchange rate fluctuations of $228 million. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $457 million in the first nine months of 2016, as compared to $441 million in the first nine months of 2015. As a percentage of net sales, selling, general and administrative expenses were 3.3% in the first nine months of 2016 and 2015.
Amortization of intangible assets was $42 million in the first nine months of 2016, as compared to $40 million in the first nine months of 2015.
Interest expense was $62 million in the first nine months of 2016, as compared to $66 million in the first nine months of 2015.
Other (income) expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses

LEAR CORPORATION

on the disposal of fixed assets and other miscellaneous income and expense, was ($1) million in the nine months ended October 1, 2016, as compared to $60 million in the nine months ended September 26, 2015. In the first nine months of 2016, we recognized a gain of approximately $30 million related to the consolidation of an affiliate. In the first nine months of 2015, we recognized a loss of approximately $14 million related to the redemption of the remaining outstanding aggregate principal amount of our 8.125% senior unsecured notes due 2020. Net foreign exchange losses decreased from $24 million in the first nine months of 2015 to $9 million in the first nine months of 2016.
In the nine months ended October 1, 2016, the provision for income taxes was $287 million, representing an effective tax rate of 27.9% on pretax income before equity in net income of affiliates of $1,030 million. In the nine months ended September 26, 2015, the provision for income taxes was $211 million, representing an effective tax rate of 29.2% on pretax income before equity in net income of affiliates of $722 million, for the reasons described below.
In the first nine months of 2016 and 2015, the provision for income taxes was impacted by the level and mix of earnings among tax jurisdictions. The provision was also impacted by a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In the first nine months of 2016, we recognized a gain of approximately $30 million related to the consolidation of an affiliate, for which no tax expense was provided. In addition, we recognized net tax benefits of $15 million related to restructuring charges and various other items. In the first nine months of 2015, we recognized net tax benefits of $32 million related to restructuring charges, debt redemption costs, acquisition costs and various other items. Excluding these items, the effective tax rate in the first nine months of 2016 and 2015 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $49 million in the first nine months of 2016, as compared to $32 million in the first nine months of 2015, reflecting the improved operating performance of our equity affiliates primarily in China.
Net income attributable to Lear was $745 million, or $10.10 per diluted share, in the nine months ended October 1, 2016, as compared to $510 million, or $6.53 per diluted share, in the nine months ended September 26, 2015. Net income and diluted net income per share increased for the reasons described above. In addition, diluted net income per share was impacted by the decrease in average shares outstanding between periods.

Seating
A summary of the financial measures for our seating segment is shown below (dollar amounts in millions):

	Nine Months Ended
	October 1, 2016	September 26, 2015
Net sales	$10,755.7	$10,419.8
Segment earnings (1)	848.8	644.8
Margin	7.9%	6.2%

(1)	See definition above.
Seating net sales were $10.8 billion in the nine months ended October 1, 2016, as compared to $10.4 billion in the nine months ended September 26, 2015, an increase of $336 million or 3%. New business and higher production volumes on key Lear platforms positively impacted net sales by $430 million and $218 million, respectively. These increases were partially offset by net foreign exchange rate fluctuations and selling price reductions, which negatively impacted net sales by $349 million. Segment earnings, including restructuring costs, and the related margin on net sales were $849 million and 7.9% in the nine months ended October 1, 2016, as compared to $645 million and 6.2% in the nine months ended September 26, 2015. New business and higher production volumes on key Lear platforms positively impacted segment earnings by $97 million. The impact of favorable operating performance and the benefit of operational restructuring actions of $204 million more than offset the impact of selling price reductions and net foreign exchange rate fluctuations.

LEAR CORPORATION

E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Nine Months Ended
	October 1, 2016	September 26, 2015
Net sales	$3,158.4	$3,067.0
Segment earnings (1)	441.5	411.5
Margin	14.0%	13.4%

(1)	See definition above.
E-Systems net sales were $3.2 billion in the nine months ended October 1, 2016, as compared to $3.1 billion in the nine months ended September 26, 2015, an increase of $91 million or 3%. New business and higher production volumes on key Lear platforms positively impacted net sales by $165 million and $61 million, respectively. These increases were partially offset by selling price reductions and net foreign exchange rate fluctuations, which negatively impacted net sales by $137 million. Segment earnings, including restructuring costs, and the related margin on net sales were $442 million and 14.0% in the nine months ended October 1, 2016, as compared to $412 million and 13.4% in the nine months ended September 26, 2015. New business and higher production volumes on key Lear platforms positively impacted segment earnings by $49 million. The impact of improved operating performance of $84 million was more than offset by the impact of selling price reductions and net foreign exchange rate fluctuations.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Nine Months Ended
	October 1, 2016	September 26, 2015
Net sales	$—	$—
Segment earnings (1)	(198.9)	(207.5)
Margin	N/A	N/A

(1)	See definition above.
Segment earnings related to our other category were ($199) million in the first nine months of 2016, as compared to ($208) million in the first nine months of 2015, as a result of lower restructuring costs.

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
As of October 1, 2016 and December 31, 2015, cash and cash equivalents of $928 million and $664 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans, without creating additional income tax expense. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information regarding potential dividends from our non-U.S. subsidiaries, see "— Adequacy of Liquidity Sources," below, and Note 7, "Income Taxes," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

LEAR CORPORATION

Cash Flows
As summary of net cash provided by operating activities is shown below (in millions):

	Nine Months Ended
	October 1, 2016	September 26, 2015	Incremental Increase (Decrease) in Operating Cash Flow
Consolidated net income and depreciation and amortization	$1,075	$800	$275
Net change in working capital items:
Accounts receivable	(440)	(480)	40
Inventory	(87)	(76)	(11)
Accounts payable	204	103	101
Accrued liabilities and other	327	288	39
Net change in working capital items	3	(165)	168
Other	16	51	(35)
Net cash provided by operating activities	$1,094	$686	$408
In the first nine months of 2016, increases in accounts receivable, inventories and accounts payable resulted in a use of cash of $440 million, a use of cash of $87 million and a source of cash of $204 million, respectively, primarily reflecting higher working capital to support the increase in our sales. In the first nine months of 2016, changes in accrued liabilities and other resulted in a source of cash of $327 million, primarily reflecting the timing of payment of accrued liabilities.
Net cash used in investing activities was $249 million in the first nine months of 2016, as compared to $804 million in the first nine months of 2015. This decrease was primarily due to cash paid of $465 million for the acquisition of Eagle Ottawa in 2015. Capital spending is estimated at $525 million for 2016.
Net cash used in financing activities was $699 million in the first nine months of 2016, as compared to $21 million in the first nine months of 2015. In the first nine months of 2016 and 2015, we paid $558 million and $383 million, respectively, for repurchases of our common stock. In the first nine months of 2015, financing activities included $500 million of borrowings under our Term Loan Facility (see "— Credit Agreement" below) to finance, in part, the acquisition of Eagle Ottawa.
For further information on our 2015 investing and financing transactions, including the use of restricted cash, see Note 7, "Debt," to the condensed consolidated financial statements included in this Report.
Capitalization
From time to time, we utilize uncommitted credit facilities to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries, in addition to cash provided by operating activities. As of October 1, 2016, our outstanding short-term debt balance was $9 million. As of December 31, 2015, there were no short-term debt balances outstanding. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors.

LEAR CORPORATION

Senior Notes
As of October 1, 2016, our senior notes (collectively, the "Notes") consist of the amounts shown below (in millions, except stated coupon rates):

Note	Aggregate Principal Amount	Stated Coupon Rate
Senior unsecured notes due 2023	$500	4.75%
Senior unsecured notes due 2024	325	5.375%
Senior unsecured notes due 2025	650	5.25%
	$1,475
For further information related to the Notes, including information on early redemption, covenants and events of default, see Note 7, "Debt," to the condensed consolidated financial statements included in this Report and Note 6, "Debt," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Credit Agreement
As of October 1, 2016, our credit agreement (the "Credit Agreement") consists of a $1.25 billion revolving credit facility (the "Revolving Credit Facility"), which matures on November 14, 2019, and a $500 million term loan facility (the "Term Loan Facility"), which matures on January 5, 2020. As of October 1, 2016 and December 31, 2015, there were no borrowings outstanding under the Revolving Credit Facility. As of October 1, 2016 and December 31, 2015, there were $475 million and $491 million, respectively, of borrowings outstanding under the Term Loan Facility. In the first nine months of 2016, we made required principal payments of $16 million under the Term Loan Facility.
For further information related to the Credit Agreement, including information on pricing, covenants and events of default, see Note 7, "Debt," to the condensed consolidated financial statements included in this Report and Note 6, "Debt," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Scheduled cash interest payments on the Notes and the Term Loan Facility are $2 million for the remaining three months of 2016.
As of October 1, 2016, we were in compliance with all covenants under the Credit Agreement and the indentures governing the Notes.
Accounts Receivable Factoring
One of our European subsidiaries has an uncommitted factoring agreement, which provides for aggregate purchases of specified customer accounts of up to €200 million. As of October 1, 2016, there were no factored receivables outstanding. We cannot provide any assurances that this factoring facility will be available or utilized in the future.
Common Stock Share Repurchase Program
In February 2016, our Board of Directors authorized a $487 million increase to our existing common stock share repurchase program to provide for a remaining aggregate repurchase authorization of $1 billion, while maintaining the program expiration date of December 31, 2017. In the first nine months of 2016, we repurchased, in aggregate, $558 million of our outstanding common stock (5,015,556 shares at an average purchase price of $111.20 per share, excluding commissions). As of the end of the third quarter of 2016, we have a remaining repurchase authorization of $442 million.
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
Since the first quarter of 2011, our Board of Directors has authorized $3.4 billion in share repurchases under our common stock share repurchase program. As of the end of the third quarter of 2016, we have repurchased, in aggregate, $3.0 billion of our outstanding common stock, at an average price of $73.48 per share, excluding commissions and related fees, since the first quarter of 2011.
For further information regarding our common stock share repurchase program, see Note 12, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION

Dividends
The quarterly cash dividend declared in the first, second and third quarters of 2016 reflects a 20% increase over the quarterly cash dividend declared in the first, second and third quarters of 2015. A summary of 2016 dividends is shown below:

Payment Date	Dividend Per Share	Declaration Date	Record Date
March 23, 2016	$0.30	February 12, 2016	March 2, 2016
June 30, 2016	$0.30	May 19, 2016	June 10, 2016
September 22, 2016	$0.30	August 10, 2016	September 1, 2016
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
Adequacy of Liquidity Sources
As of October 1, 2016, we had approximately $1.3 billion of cash and cash equivalents on hand and $1.25 billion in available borrowing capacity under our Revolving Credit Facility. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly dividends and repurchase shares of our common stock, pursuant to our authorized common stock share repurchase program (see "— Common Stock Share Repurchase Program," above). Our future financial results and our ability to continue to meet our liquidity needs are subject to, and will be affected by, cash flows from operations, including the impact of restructuring activities, automotive industry conditions, the financial condition of our customers and suppliers and other related factors. Additionally, an economic downturn or reduction in production levels could negatively impact our financial condition. For further discussion of the risks and uncertainties affecting our cash flows from operations and our overall liquidity, see "— Executive Overview" above, "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2015, as supplemented and updated by Part II — Item 1A, "Risk Factors," in our Quarterly Report on Form 10-Q for the quarter ended July 2, 2016.
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
A summary of the notional amount and estimated aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

	October 1, 2016	December 31, 2015
Notional amount (contract maturities < 24 months)	$2,012	$1,818
Fair value	(65)	(51)

LEAR CORPORATION

Currently, our most significant foreign currency transactional exposures relate to various European currencies, the Mexican peso, the Thai baht, the Brazilian real, the Chinese renminbi and the Canadian dollar. We have performed a sensitivity analysis of our net transactional exposure, as shown below (in millions):

		Potential Earnings Benefit (Adverse Earnings Impact)
	Hypothetical Strengthening % (1)	October 1, 2016	December 31, 2015
U.S. dollar	10%	$(19)	$(18)
Euro	10%	10	10
(1) Relative to all other currencies to which it is exposed for a twelve-month period
We have performed a sensitivity analysis related to the aggregate fair value of our outstanding foreign exchange contracts, as shown below (in millions):

		Estimated Change in Fair Value
	Hypothetical Change % (2)	October 1, 2016	December 31, 2015
U.S. dollar	10%	$57	$38
Euro	10%	47	63
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
Commodity Prices
Raw material, energy and commodity costs can be volatile. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity cost environment. If these costs increase, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance," in our Annual Report on Form 10-K for the year ended December 31, 2015, as supplemented and updated by Part II — Item 1A, "Risk Factors," in our Quarterly Report on Form 10-Q for the quarter ended July 2, 2016.
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

LEAR CORPORATION

OTHER MATTERS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of October 1, 2016, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $15 million. In addition, as of October 1, 2016, we had recorded reserves for product liability claims and environmental matters of $48 million and $9 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2015, as supplemented and updated by Part II — Item 1A, "Risk Factors," in our Quarterly Report on Form 10-Q for the quarter ended July 2, 2016. For a more complete description of our outstanding material legal proceedings, see Note 13, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.
Significant Accounting Policies and Critical Accounting Estimates
Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates," and Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in our significant accounting policies or critical accounting estimates during the third quarter of 2016.
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

•
other risks described in Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2015, as supplemented and updated by Part II — Item 1A, "Risk Factors," in our Quarterly Report on Form 10-Q for the quarter ended July 2, 2016, and our other Securities and Exchange Commission ("SEC") filings.

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

LEAR CORPORATION

(b)	Changes in Internal Controls over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended October 1, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial or contractual disputes, product liability claims and environmental and other matters. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2015, as supplemented and updated by Part II — Item 1A, "Risk Factors," in our Quarterly Report on Form 10-Q for the quarter ended July 2, 2016. For a description of our outstanding material legal proceedings, see Note 13, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.

ITEM 1A — RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, and our Quarterly Report on Form 10-Q for the quarter ended July 2, 2016.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As discussed in Part I — Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capitalization — Common Stock Share Repurchase Program," and Note 12, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report, we have a remaining repurchase authorization of $442.3 million under our ongoing common stock share repurchase program. A summary of the shares of our common stock repurchased during the quarter ended October 1, 2016, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
July 3, 2016 through July 30, 2016	—	N/A	N/A	$595.0
July 31, 2016 through August 27, 2016	588,700	$113.89	588,700	528.0
August 28, 2016 through October 1, 2016	733,575	$116.03	733,575	442.3
Total	1,322,275	$115.52	1,322,275	$442.3

ITEM 6 — EXHIBITS

The exhibits listed on the "Index to Exhibits" on page 53 are filed with this Form 10-Q or incorporated by reference as set forth below.

LEAR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated:	October 26, 2016	By:	/s/ Matthew J. Simoncini
Matthew J. Simoncini
President and Chief Executive Officer

		By:	/s/ Jeffrey H. Vanneste
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