Form 10-K
period 2016-12-31
LEAR CORP
filed 2017-02-07
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016.

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 2, 2016, the aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant was $7,333,554,195. The closing price of the common stock on July 2, 2016, as reported on the New York Stock Exchange, was $102.81 per share.
As of February 3, 2017, the number of shares outstanding of the registrant’s common stock was 69,431,643 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Stockholders to be held in May 2017, as described in the Cross Reference Sheet and Table of Contents included herewith, are incorporated by reference into Part III of this Report.

LEAR CORPORATION AND SUBSIDIARIES
CROSS REFERENCE SHEET AND TABLE OF CONTENTS

________________________

(1)
Certain information is incorporated by reference, as indicated below, to the registrant’s Notice of Annual Meeting of Stockholders and Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Stockholders to be held in May 2017 (the "Proxy Statement").

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
BUSINESS OF THE COMPANY
General
Lear Corporation is a leading Tier 1 supplier to the global automotive industry. We supply seating, electrical distribution systems and electronic modules, as well as related sub-systems, components and software, to virtually every major automotive manufacturer in the world. We have 243 manufacturing, engineering and administrative locations in 37 countries and are continuing to grow our business in all automotive producing regions of the world, both organically and through complementary acquisitions. Our manufacturing footprint reflects more than 143 facilities in 22 low cost countries.
We use our product, design and technological expertise, global reach and competitive manufacturing footprint to achieve the following financial goals and objectives with the aim to maximize shareholder value:

•	Continue to deliver profitable growth, balancing risks and returns;

•	Maintain a strong balance sheet with investment grade credit metrics; and

•	Consistently return excess cash to our shareholders.
Our business is organized under two reporting segments: Seating and E-Systems (formerly Electrical). Each of these segments has a varied product range across a number of component categories:

•
Seating — Our seating segment consists of the design, development, engineering, just-in-time assembly and delivery of complete seat systems, as well as the design, development, engineering and manufacture of all major seat components, including seat covers and surface materials such as leather and fabric, seat structures and mechanisms, seat foam and headrests. Further, we have capabilities in active sensing and comfort for seats, utilizing electronically controlled sensor and adjustment systems and internally developed algorithms. Through a strategic investment, we also offer thermoelectric seat heating and cooling capabilities.

◦
E-Systems — Our E-Systems segment consists of the design, development, engineering and manufacture of complete electrical distribution systems that route electrical signals and manage electrical power within the vehicle for traditional vehicle architectures, as well as high power and hybrid electric systems. Key components in the electrical distribution system include wiring harnesses, terminals and connectors and junction boxes, including components for high power and hybrid electric systems. We also design, develop, engineer and manufacture sophisticated electronic control modules that facilitate signal, data and power management within the vehicle, as well as associated software. We have added capabilities in wireless communication modules and cybersecurity that securely process various signals to, from and within the vehicle, as well as road infrastructure.

We serve the worldwide automotive and light truck market in both our seating and E-Systems segments. We have automotive content on over 400 vehicle nameplates worldwide and serve all of the world’s major automotive manufacturers across our businesses and various component categories in both our seating and E-Systems segments. It is common to have both seating and electrical content on the same and multiple vehicle platforms with a single customer. In addition, our electrical components are often integrated into our complete seat systems. Our businesses benefit globally from leveraging common operating standards and disciplines, including world-class development and manufacturing processes, as well as common customer support and regional infrastructures. Our core capabilities are shared across component categories and include high-precision manufacturing and assembly with short lead times, management of complex supply chains, global engineering and program management skills, the agility to establish and/or move facilities quickly and a unique customer-focused culture. Our businesses utilize proprietary, industry-specific processes and standards, leverage common low-cost engineering centers and share centralized operating support functions, such as logistics, supply chain management, quality and health and safety, as well as all major administrative functions.

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
In May 1999, we acquired UT Automotive, Inc. ("UT Automotive") for a purchase price of approximately $2.3 billion from United Technologies Corporation. UT Automotive was a leading supplier of automotive electrical distribution systems. The acquisition of UT Automotive represented our entry into automotive electrical and electronic systems and was the basis for our current E-Systems segment. In addition to electrical distribution systems, UT Automotive produced a broad portfolio of automotive interior products, which were subsequently included in the transfer of substantially all of the assets of our interior business to International Automotive Components Group in October 2006 (European assets) and March 2007 (North American assets).
We have subsequently augmented our internal growth plans with selective acquisitions to expand our component capabilities and global footprint, as well as expand our technology portfolio. In May 2012, we acquired Guilford Mills, a leading supplier of automotive seat and interior fabric, from Cerberus Capital Management, L.P., for approximately $243 million. In January 2015, we acquired Everett Smith Group, Ltd., the parent company of Eagle Ottawa, LLC ("Eagle Ottawa"), the world's leading provider of leather for the automotive industry, for approximately $844 million. In August 2015, we acquired intellectual property and technology from Autonet Mobile, a developer of wireless communication software and devices for automotive applications. In November 2015, we completed the acquisition of Arada Systems Inc., an automotive technology company that specializes in vehicle-to-vehicle ("V2V") and vehicle-to-infrastructure ("V2I" and together with V2V, "V2X") communications. In December 2016, we acquired AccuMED Holdings Corp. ("AccuMED"), a privately-held developer and manufacturer of specialty fabrics. AccuMED was founded in 1974 and has an experienced management team, modern facilities with a low-cost footprint and a reputation for superior quality and innovation. Strategically, AccuMED provides innovative fabric processing technology that will benefit our automotive fabric operations, and it adds critical mass to our existing non-automotive fabric products.
Industry and Strategy
We supply all vehicle segments of the automotive light vehicle original equipment market in every major automotive producing region in the world. Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle. Global automotive industry production volumes improved 2% in 2015 from the prior year and another 5% in 2016 to a record 91.2 million units.

Details on light vehicle production in certain key regions for 2016 and 2015 are provided below. Our actual results are impacted by the specific mix of products within each market, as well as other factors described in Item 1A, "Risk Factors."

(In thousands of units)	2016 (1)	2015 (1, 2)	% Change
North America	17,849.3	17,495.4	2%
Europe and Africa	22,287.8	21,528.1	4%
Asia	46,987.2	43,942.4	7%
South America	2,598.8	2,871.2	(9)%
Other	1,503.8	1,258.7	19%
Total	91,226.9	87,095.8	5%

(1)	Production data based on IHS Automotive for vehicle weights up to 3.5 tons.

(2)	Production data for 2015 has been updated to reflect actual production levels.
Details on light vehicle production in certain emerging markets for 2016 and 2015 are provided below.

(In thousands of units)	2016 (1)	2015 (1, 2)	% Change
China	25,649.2	22,497.6	14%
India	4,135.8	3,775.4	10%
Brazil	2,121.8	2,330.0	(9)%
Russia	1,191.7	1,287.9	(7)%

(1)	Production data based on IHS Automotive for vehicle weights up to 3.5 tons.

(2)	Production data for 2015 has been updated to reflect actual production levels.
Details on our sales in certain key regions for 2016 and 2015 are provided below.

(In millions)	2016	2015	% Change
North America	$7,523.6	$7,755.7	(3)%
Europe and Africa	7,051.8	6,756.1	4%
Asia	3,444.6	3,235.5	6%
South America	537.6	464.1	16%
Total	$18,557.6	$18,211.4	2%

China (consolidated)	$2,277.6	$2,141.9	6%
China (non-consolidated)	1,598.6	1,508.0	6%
A growing trend toward crossover and sport utility vehicles has benefited our business, as our content on such vehicles can be significantly higher than average, particularly in our seating segment. Crossover and sport utility vehicle production has grown to approximately 30% of total vehicle production in 2016, up from 17% of total vehicle production five years ago. China has been a major driver of this trend, where crossover and sport utility vehicle production now comprises approximately 35% of total vehicle production, up from 11% of total vehicle production five years ago.
Key trends that specifically affect our business include automotive manufacturers’ utilization of global vehicle platforms, increasing demand for luxury and performance features, including increasing levels of electrical and electronic content, and China’s emergence as the single largest major automotive market in the world with above average long-term growth expectations.
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
In addition, we believe that the following mega-trends are likely to be at the forefront of our industry for the foreseeable future with each of these trends advancing and converging toward autonomous vehicles:

•
Connectivity — Customer and consumer demand to have constant communication and information exchange. This trend began with consumer demand to extend and integrate their mobile connectivity into the vehicle by connecting mobile devices with vehicle infotainment systems. Connectivity requirements will continue to grow as we believe that vehicles will increasingly have direct communication with cellular networks, infrastructure, satellites and other vehicles in the grid to enable more advanced safety and fuel efficiency functionality. Vehicles are effectively becoming smart devices on wheels as the automobile is increasingly becoming a platform connected to various types of communication networks. We expect these trends to continue, making the vehicle a constantly connected device, receiving and transmitting data through a variety of signals, which communicate directly with the on-board vehicle network.

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

These mega-trends have become widely accepted and also are attracting new, non-traditional entrants to the automotive industry that are leveraging technology, vehicle electrification and consumer relationships to exploit growth opportunities in the industry. Regulation is also a major influence with these mega-trends, as government mandates (e.g., for vehicles to meet minimum fuel economy and emissions standards or be equipped with certain safety-related components) are driving vehicle design and technology plans. For example, in December 2016, the U.S. Department of Transportation issued a proposed rule that would advance the deployment of connected vehicle technologies throughout the U.S. light vehicle fleet. The proposed rule would require V2V communication technology on all new light-duty vehicles, enabling a multitude of new crash-avoidance applications that, once fully deployed, could prevent hundreds of thousands of crashes every year by helping vehicles “talk” to each other.
We are well positioned for growth by capitalizing on these mega-trends as we supply high value systems and components that drive critical functionality and core elements of the vehicle’s electrical architecture and design. The systems and components that we design, develop and manufacture facilitate connectivity of various vehicle systems, impact a vehicle’s safety and crashworthiness and support more fuel efficient alternative powertrains. Many of our systems and components also directly impact the consumer, providing us with the opportunity to offer our automotive customers technology, solutions and designs that will differentiate their vehicles in the consumer marketplace.
We are well positioned to directly participate in the connectivity mega-trend as we design, develop and supply systems, components and software that connect the various electrical and electronic systems within the vehicle into integrated on-board power and data communication networks. We further have the technology and expertise to wirelessly and securely connect these on-board vehicle networks and systems with external networks over various standards and protocols. This expertise allows us to offer our automotive customers electronic modules, such as connected gateway modules, that offer functionality such as over-the-air software updates or cellular communication of vehicle performance data to the automotive manufacturers, their dealers or the vehicle owners. Our expertise in dedicated short-range communications ("DSRC") technology allows us to provide in-vehicle and roadside modules and software that facilitate direct, high speed communication between vehicles and road infrastructure. Importantly, we have expertise in cybersecurity, including architectures, designs and techniques that promote highly secure transmission of data to, from and within the vehicle, as well as road infrastructure.
Furthermore, a seat is an active part of the vehicle safety system. As a result of our innovative product design and technology capabilities, we are able to provide seats with enhanced safety features, such as the active head restraint and seat structures that withstand collision impact well in excess of what is demanded by regulatory agencies. We have developed products and materials to reduce cost and enhance seat design and packaging flexibility, including our mini recliners and micro adjust tracks. Another way in which we are well-positioned to benefit from this mega-trend related growth is our belief that the seat system will become increasingly more sophisticated, dynamic and connected to both the occupants and the vehicle. The seat is the logical focal point for monitoring the driver and passenger and for facilitating feedback between the vehicle and the occupants. Our capabilities in DSRC and other V2X communications protocols and applications position us to provide high speed communication between vehicles, even in extreme weather conditions, potentially reducing crashes through real-time advisories alerting drivers to imminent hazards in the roadway ahead, including other vehicles on a potential path for collision.
Continued growth in more fuel efficient, complex and electronically controlled powertrains is helping to drive content growth in the vehicle's electrical distribution system. The emergence and continued development of alternative energy powertrains, including electric, hybrid electric, 48-volt and other technologies, is driving growth in high power electric systems and components. Hybrid and electric vehicles incorporate both high power and low power components. As a result, they offer a significant incremental content opportunity for us. These trends all support continued growth in electrical and electronic content on the vehicle, as well as associated software. This content growth will require far more complex vehicle electrical architectures. Our significant experience designing and manufacturing highly integrated and standardized architectures that optimize size, performance and quality leaves us well positioned to take advantage of the growth in electrical content and the increasingly complex architectures.
We believe that the convergence of these mega-trends and eventual wide-spread adoption of autonomous vehicles will benefit both our seating and E-Systems segments. We believe that autonomous vehicles will have seat designs and requirements that are far more flexible and demanding in both autonomous and piloted driving states. Further, more active monitoring of the driver and the driver’s position and physical state will be required to manage the transitions between automonous and piloted driving conditions. We also believe that autonomous vehicles will not only need to be fully connected and networked to maximize their safety and efficiency, they will have much higher levels of power consumption to support the array of sensors and processing power required to operate such vehicles.
Seating Segment
Lear is a recognized global leader in complete automotive seat systems and key individual seat components. The seating segment consists of the design, development, engineering, just-in-time assembly and delivery of complete seat systems, as well as the design, development, engineering and manufacture of all major seat components, including seat covers and surface materials such as leather and fabric, seat structures and mechanisms, seat foam and headrests, as well as seating-related electrical and electronics (including software products). We have the most complete set of component offerings of any automotive seating supplier and are a market leader in every automotive producing market in the world. Further, we have expertise and are building capabilities in seat comfort technologies, including heating and cooling. Overall, our global manufacturing and engineering expertise, low-cost footprint, complete component capabilities, quality leadership and strong customer relationships provide us with a solid platform for future growth in this segment.
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
We have been executing a strategy for vertical integration of key seat components to enhance growth, improve quality, increase profitability and support our current market position in just-in-time seat assembly. In this regard, our capabilities in seat structures and mechanisms include complete development and manufacturing capabilities in every major automotive producing region in the world. In addition, we have developed standardized seat structures and mechanisms that can be adapted to multiple segments to minimize investment costs. We believe that our low-cost manufacturing footprint in seat structures and mechanisms and our precision engineered seat mechanism expertise are competitive advantages.
We have also expanded our seat cover operations, including precision cutting, assembly, sewing and lamination of seat fabric, in low-cost markets, entered the fabric business (largely through our acquisition of Guilford Performance Textiles) and added industry-leading leather design, development and manufacturing capabilities (through our acquisition of Eagle Ottawa). We can provide globally a full range of seat cover capabilities and design solutions, including the use of unique leather and fabric applications. We believe that the combination of these capabilities in seating surface materials leads the industry.
Craftsmanship and Design
We believe that our broad portfolio of capabilities, including advanced design and material integration skills, is a differentiating competitive advantage for us. The breadth of our portfolio and depth of our design expertise allow us to have early involvement in the automotive manufacturer’s design process and the opportunity to better integrate all seating components to provide differentiated comfort, quality and overall value for the end consumer. We are leveraging our unique position to be an industry leader in differentiated design through the creation of a Center for Craftsmanship. This is a dedicated studio for customer interface where designers and engineers work collaboratively to create innovative solutions early in the design process. We have also developed a proprietary craftsmanship process called Harmonic Precision that synthesizes all of our component expertise and technologies with our customers’ design visions. We believe that our unmatched component capabilities and design know-how, combined with our global manufacturing presence, enable us to be uniquely positioned to bring innovative designs into production with the highest level of craftsmanship.

Intelligent Seating (INTUTM Seating)
The seat is emerging as an integral device facilitating the direct connection between drivers and passengers and the vehicle. This direct connection will increasingly support the functionality of connected and autonomous vehicles. We are the only seating supplier with both global capabilities in all major seat components and global electronics development (including software), manufacturing and integration. We believe that the seat will increasingly integrate electronics, not only for motorized control, but for dynamic sensing and response. We have developed active sensing and comfort seat capabilities, utilizing electronically controlled sensor and adjustment systems and internally developed algorithms. These seat designs automatically and constantly adjust the seat's cushioning and support based on the occupant’s position and ideal alignment for health and wellness. We also have developed technologies that will monitor certain bio-metric readings through seat sensors with a high level of accuracy and reliability. We believe that intelligent and dynamic seating solutions, which we call INTUTM Seating, will provide future benefits as consumers and automotive manufacturers demand seats that can sense key attributes of a driver and passenger and communicate these attributes within the vehicle network, as well as to external networks. Our seats will intuitively anticipate and dynamically adjust to the occupant's needs and preferences related to posture, health and wellness, comfort and safety. We believe that the seat will increasingly become a more dynamic and integrated system that will actively react to both the driver and driving conditions, particularly with the advent of autonomous vehicles. Such trends will promote increased levels of electrical and electronic integration into the seat.
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
Financial Summary
A summary of revenues from external customers and other financial information for our seating segment is shown below. For additional information regarding the operating results of our seating segment, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations." For additional information regarding Lear’s total sales and long-lived assets by geographic area, as well as customer concentrations, see Note 12, "Segment Reporting," to the consolidated financial statements included in this Report. The top five customers of this segment are: General Motors, Ford, BMW, Fiat Chrysler and Daimler.

(In millions)	2016	2015	2014
Revenues from external customers	$14,356.7	$14,098.5	$13,310.6
Segment earnings (1)	1,136.0	907.0	655.2
Depreciation and amortization	258.1	239.3	199.8
Capital expenditures	341.6	317.2	268.9
Total assets	6,199.2	5,780.7	4,855.6

(1)
As discussed in Note 2, "Summary of Significant Accounting Policies — Segment Reporting," segment earnings represents pretax income before equity in net income of affiliates, interest expense and other expense.

Competition
Based on independent market studies and management estimates, we believe that we hold the #2 position in seat systems assembly globally on the basis of revenue with strong positions in all major markets. We estimate the global seat systems market at more than $64 billion in 2016. We believe that we are also among the leading suppliers of various components produced for complete seat systems.
Our primary competitor in this segment globally is Adient, plc. Other competitors in this segment include Faurecia S.A., Toyota Boshoku Corporation, TS Tech Co., Ltd. and Magna International Inc., which have varying market presence depending on the region, country or automotive manufacturer. Peugeot S.A., Toyota Motor Corporation and Honda Motor Co. Ltd. hold equity ownership positions in Faurecia S.A., Toyota Boshoku Corporation and TS Tech Co., Ltd., respectively. Other automotive manufacturers maintain a presence in the seat systems market through wholly owned subsidiaries or in-house operations. In seat components, we compete with the seat systems suppliers identified above, as well as certain suppliers that specialize in particular components.

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
We also are investing in seat heating and cooling capabilities and technologies. We are building expertise in this area and entered into a strategic partnership for thermoelectric seat heating and cooling technology that will provide us with the potential to heat and cool seats faster utilizing less energy than other systems available today. The addition of seat heating and cooling to our existing capabilities and technologies in seat fabric, premium leather and seat cover sewing, as well as seat foam and seat structures, allows us to offer unique seat designs and the most complete range of seat features.
We have developed products and materials to improve comfort and ease of adjustment, promote customization and styling flexibility, increase durability and reliability, enhance safety, expand the usage of environmentally friendly materials and reduce cost and weight. ProActive™ Posture seating uses proprietary MySeat by Lear™ technology powered by our TheraMetric™ analytical process. This process is derived from our research to provide a driver with a seating position that promotes better posture and cumulative wellness benefits. ProActive™ Posture Seating has been endorsed by the American Chiropractic Association, International Chiropractors Association, World Federation of Chiropractic and Loomis Institute of Enzyme Nutrition. Our Lear Crafted Comfort Connect™ and Advanced Comfort Systems™ are adjustable cushions, seat backs and side bolsters which support correct posture and provide improved comfort and appearance. Our Guilford TeXstyle™ fabrics provide customizable fabric engineered to improve the vehicle experience and durability, and our TeXstyle™ Enhance offerings provide a range of secondary embellishment technologies to enhance standard fabrics, enabling unique design within an array of fabric choices. Our proprietary, anti-soiling performance leather finishing technology, Ansolé™, improves durability and protects against fading. Our head restraints provide improved comfort and safety with adjustability. Our high speed smart fold technology is a regulated high speed folding adjustment mechanism that delivers premium convenience while maintaining leading safety and comfort benefits. Our mini recliners and micro adjust tracks are seat mechanisms, which provide precision movement and facilitate interior packaging space flexibility. Our Dynamic Environmental Comfort Systems™ utilize environmentally friendly materials and offer weight reductions of 30% - 40%, as compared to current foam seat designs. Our SoyFoam™ seats, which are used by multiple global customers, are up to 24% renewable, as compared to non-renewable, petroleum-based foam seats.
For additional factors that may impact our seating segment’s business, financial condition, operating results and/or cash flows, see Item 1A, "Risk Factors."
E-Systems Segment
The E-Systems segment consists of the design, development, engineering, manufacture, assembly and supply of electrical distribution systems, electronic modules and related components and software for light vehicles globally. We are a leader in power management and signal distribution within the vehicle for traditional vehicle architectures, as well as high power and hybrid electric systems. We have connectivity hardware and software capabilities, including cybersecurity expertise, that facilitate secure, wireless communication between the vehicle’s electrical and electronic architecture and external networks, as well as other vehicles.
Electrical Distribution Systems
Electrical distribution systems route electrical signals and manage electrical power within the vehicle for traditional vehicle architectures, as well as high power and hybrid electric systems. Key components in the electrical distribution system include wiring harnesses, terminals and connectors and junction boxes, including components for high power and hybrid electric systems.
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
Our advanced efficiency systems group is dedicated to the development of high power and hybrid electric systems and components, including wiring, terminals and connectors and power electronics. We have products and technologies that enable the varying degrees of powertrain electrification being employed by automotive manufacturers today from mild hybrid vehicles to full electric vehicles, including 48-volt architectures. Our products include on-board charging systems, charge cord sets, high voltage electrical distribution systems and battery monitoring technology. Our global center for Advanced Efficiency Systems and high power applications is in Southfield, Michigan with full development capabilities also located in Valls, Spain. We are supplying, or will supply, high voltage components and systems for hybrid and electric vehicles produced by BMW, Daimler, Fiat Chrysler, General Motors, Jaguar Land Rover and Renault-Nissan. We believe that our expertise in high power electrical distribution systems will provide additional growth opportunities going forward and will be beneficial with the entrance of technology and emergent companies focusing on electric or other alternative powertrain designs.
Electronics
In our E-Systems segment, we also design, develop, engineer and manufacture electronics, which control various functions within the vehicle, as well as develop and integrate the associated software for these electronic modules. Our electronic modules include body control modules, smart junction boxes, gateway modules, wireless control modules, lighting control modules and audio amplifiers. Our engineering and development activities for electronics are in Southfield, Michigan, Santa Rosa, California, Spain, Germany, Belgium, China and India. We assemble these modules using high-speed surface mount placement equipment in Mexico, China, the Philippines, Morocco, Spain and Germany.
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
Our electronics product offerings also include lighting control modules, which provide the electronic control logic and diagnostics for increasingly advanced and complex vehicle lighting systems. We supply LED lighting control systems for vehicle interiors and exteriors. In addition, we offer audio electronics, including premium audio amplifiers and complete vehicle sound system development capabilities with advanced domain control and audio tuning.
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
Connectivity
We are building connectivity capabilities that facilitate secure, wireless communication between the vehicle’s systems and external networks, as well as other vehicles. Our connectivity strategy is based on leveraging our expertise in vehicle electrical and electronic architecture design and development, electronic module functional integration, gateway module data exchange and core wireless signals. We are building capabilities organically through internal investment and through acquisition and partnership. Recent transactions added technology that directly connects on-board vehicle systems with cloud-based applications using proprietary, secure data exchange capabilities via cellular networks and V2X hardware and software solutions utilizing expertise in 5.9 GHz DSRC and other wireless communications protocols, notably GPS satellite communications.
These capabilities, combined with our vehicle electrical and electronic architecture expertise and products, allow us to offer our customers embedded modules and software that facilitate direct and secure connectivity between the vehicle and external networks. Products that we can offer will include connected gateway modules with an array of features including over-the-air software update capabilities, embedded cellular communication modules, e-Call modules that automatically contact emergency services in the event of a crash and both on-board and roadside DSRC units that facilitate V2X communications. We combine these offerings with cybersecurity expertise and software solutions to permit highly secure communications and defend against cybersecurity attacks.
Financial Summary
A summary of revenues from external customers and other financial information for our E-Systems segment is shown below. For additional information regarding the operating results of our E-Systems segment, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations." For additional information regarding Lear’s total sales and long-lived assets by geographic area, as well as customer concentrations, see Note 12, "Segment Reporting," to the consolidated financial statements included in this Report. The top five customers of this segment are: Ford, General Motors, Renault-Nissan, Jaguar Land Rover and BMW.

(In millions)	2016	2015	2014
Revenues from external customers	$4,200.9	$4,112.9	$4,416.7
Segment earnings (1)	591.3	554.4	556.6
Depreciation and amortization	107.6	99.3	103.3
Capital expenditures	162.4	134.4	138.4
Total assets	1,675.9	1,572.9	1,609.9

(1)
As discussed in Note 2, "Summary of Significant Accounting Policies — Segment Reporting," segment earnings represents pretax income before equity in net income of affiliates, interest expense and other expense.

Competition
We estimate the global target market for our E-Systems business to be over $70 billion. Our major competitors in electrical distribution systems include Delphi Automotive PLC, Leoni AG, Molex Incorporated (a subsidiary of Koch Industries Inc.), Sumitomo Corporation, TE Connectivity and Yazaki Corporation. Our major competitors in electronic modules, including connectivity solutions, include Continental AG, Delphi Automotive PLC, Denso Corporation, Harman International Industries, Incorporated (acquired by Samsung Electronics Co. Ltd.), Hella AG, Robert Bosch GmbH, Valeo S.A. and Visteon Corporation.
Technology
The E-Systems segment is technology driven and typically requires higher investment as a percentage of sales than our seating segment. Our complete electrical distribution system design capabilities, coupled with certain market-leading component technologies, allow access to our customers’ development teams, which provides an early indication of our customers’ product needs and enables us to develop system design efficiencies. Our ability to design and integrate electronic modules creates a competitive advantage as we support customers with complete electrical architecture development. Our expertise is developed and delivered by over 2,200 engineers across fourteen countries and is led by five global technology centers of excellence in Belgium, China, Germany, Spain and the United States for each of our major product lines in this segment, which are described below.
In electrical distribution systems, our technology includes expertise in the design and use of alternative conductor materials, such as aluminum, copper-clad steel and other hybrid alloys. Alternative conductor materials can enable the use of ultra small gauge conductors, which reduce the weight and packaging size of electrical distribution systems. We were the first to implement copper-clad steel cabling in series production. We also have developed proprietary manufacturing process technologies, such as our vertical manufacturing system that features three dimensional wire harness assembly boards. Our expertise in terminals and connectors technology facilitates our ability to implement these small gauge and alternative alloy conductors. We have developed advanced capabilities in aluminum terminals and aluminum wire termination, ultra small gauge termination, and high voltage terminals and connectors. We have developed high packaging density in-line connectors and new small gauge terminals that will enable wire gauge reduction and provide our customers with smaller and lower cost solutions. Our high voltage terminals and connectors are a part of our advanced efficiency systems capabilities, and we have established a leading capability in power density (power per packaging size) that is being adopted by multiple automakers. Our advanced efficiency systems and components for high voltage vehicle applications have achieved industry leading efficiency, packaging and reliability. We continue to build on our strong technology position for high voltage applications and have developed an 11kW wireless charging system that enables electric vehicles to safely recharge at the highest power level available without plugging in the vehicle. We have 619 patents issued or applied for in the advanced efficiency systems product technology area.
In electronics, we are a market leader in smart junction box technology and began production of our Automotive News PACE Award winning Solid State Smart Junction Box™ in 2016. We continue to refine our smart junction box technology, including the development of aluminum printed circuit boards. We have developed body control modules with dual core microprocessors that allow body control and gateway functionality in a single module. We are a leader in gateway module technology and have capabilities to enable our gateway and other electronic control modules to efficiently and securely manage the increasing amount of both wired and wireless signals running throughout, as well as within and outside of, the vehicle. We also have developed wireless products, such as lower-cost passive entry systems with improved security using ultra wide band technology and that feature our 2-way remote keyless entry systems that enable the vehicle to provide feedback to the consumer, such as verification that the doors have locked or that the engine has started. In lighting, we have developed advanced technology electronic controls, including a Matrix LED Control System capable of individually dimming and switching on/off up to 100 LEDs. This system enables steerable light beams and other advanced lighting features and can be paired with driver assistance system sensors for functionality, such as automatic high beam management and obstacle highlighting. In audio, we have developed an ethernet audio video bridging amplifier that facilitates faster processing of digital data at a lower cost.
Software remains a critical element of our E-Systems business. Software capabilities are becoming more important in the management of complex and highly sophisticated electrical architectures. Software within the vehicle is rapidly growing as a key element of technological innovation and a cost effective way to provide new features and functions. We currently employ approximately 600 software engineers globally and are pursuing expansion of specialized capabilities in vehicle networking, encryption, cybersecurity and connectivity protocols. We have expanded our software development capabilities through acquisition, internal investment and strategic hires, building on our architecture and power management capabilities with expertise in wireless communication software and cybersecurity. As part of our strategy to provide vehicle cybersecurity solutions to our customers, we have developed a firewall module, including proprietary software, which protects the vehicle from cybersecurity intrusion through one of its most vulnerable points, the on-board diagnostic port. We also have enhanced our V2X product line by adding secure, over-the-air software update capabilities to our V2X modules, allowing these units to receive regular software upgrades, which provide additional applications and functionality.
For additional factors that may impact our E-Systems segment’s business, financial condition, operating results and/or cash flows, see Item 1A, "Risk Factors."
Customers
In 2016, Ford and General Motors, two of the largest automotive and light truck manufacturers in the world, each accounted for 21% of our net sales. In addition, BMW accounted for approximately 10% of our net sales. We supply and have expertise in all vehicle segments of the automotive market. Our sales content tends to be higher on those vehicle platforms and segments which offer more features and functionality. The popularity of particular vehicle platforms and segments varies over time and by regional market. We expect to continue to win new business and grow sales at a greater rate than overall automotive industry production. For further information related to our customers and domestic and foreign sales and operations, see Note 12, "Segment Reporting," to the consolidated financial statements included in this Report.
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
Our customers typically award contracts several years before actual production is scheduled to begin. Each year, the automotive manufacturers introduce new models, update existing models and discontinue certain models and, recently, even complete brands. In this process, we may be selected as the supplier on a new model, we may continue as the supplier on an updated model or we may lose a new or updated model to a competitor. Our sales backlog reflects estimated net sales over the next three years from formally awarded new programs, less lost and discontinued programs. This measure excludes the sales backlog at our non-consolidated joint ventures. As of January 2017, our 2017 to 2019 sales backlog is $2.8 billion, an increase of 40% as compared to our sales backlog as of January 2016. Our current sales backlog reflects $1.25 billion related to 2017 and 73% and 27% related to our seating and E-Systems segments, respectively. In addition, our 2017 to 2019 sales backlog at our non-consolidated joint ventures is $800 million. Our current sales backlog assumes volumes based on the independent industry projections of IHS Automotive as of December 2016 and a Euro exchange rate of $1.05 / Euro. This sales backlog is generally subject to a number of risks and uncertainties, including vehicle production volumes on new and replacement programs and foreign exchange rates, as well as the timing of production launches and changes in customer development plans. For additional information regarding risks that may affect our sales backlog, see Item 1A, "Risk Factors," and Part II — Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements."
We receive purchase orders from our customers that generally provide for the supply of a customer’s annual requirements for a particular vehicle model and assembly plant, or in some cases, for the supply of a customer’s requirements for the life of a particular vehicle model, rather than for the purchase of a specified quantity of products. Although most purchase orders may be terminated by our customers at any time, such terminations have been minimal and have not had a material impact on our operating results. We are subject to risks that an automotive manufacturer will produce fewer units of a vehicle model than anticipated or that an automotive manufacturer will not award us a replacement program following the life of a vehicle model. To reduce our reliance on any one vehicle model, we produce automotive systems and components for a broad cross-section of both new and established models. However, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating performance. Our net sales for the year ended December 31, 2016, consisted of 13% compact, 46% mid-size, 23% full-size/luxury and 18% full frame and were comprised of 47% cars and 53% light trucks.
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
Raw Materials
The principal raw materials used in our seat systems, electrical distribution systems and electronics are generally available and obtained from multiple suppliers under various types of supply agreements. Components, such as fabric, foam, leather, seat structures and mechanisms, terminals and connectors and certain other components are either manufactured by us internally or purchased from multiple suppliers under various types of supply agreements. The majority of the steel used in our products is comprised of fabricated components that are integrated into a seat system, such as seat frames, recliner mechanisms, seat tracks and other mechanical components. Therefore, our exposure to changes in steel prices is primarily indirect, through these purchased components. With the exception of certain terminals and connectors, the materials that we use to manufacture wire harness assemblies are substantially purchased from suppliers, including extruded and insulated wire and cable. The majority of our copper purchases are comprised of extruded wire and cable that we integrate into electrical wire harnesses. In general, our copper purchases, as well as a significant portion of our leather purchases, are subject to price index agreements with our customers. We utilize a combination of short-term and long-term supply contracts to purchase key components. We generally retain the right to terminate these agreements if our supplier does not remain competitive in terms of cost, quality, delivery, technology or customer support.

Employees
As of December 31, 2016 and 2015, our employment levels worldwide were approximately as follows:

Region	2016	2015
United States and Canada	9,900	10,200
Mexico	48,700	46,600
Central and South America	11,100	10,400
Europe and Africa	52,600	47,200
Asia	26,100	21,800
Total	148,400	136,200
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
Intellectual Property
Worldwide, we have approximately 2,100 patents and patent applications pending. While we believe that our patent portfolio is a valuable asset, no individual patent or group of patents is critical to the success of our business. We also license selected technologies to automotive manufacturers and to other automotive suppliers. We continually strive to identify and implement new technologies for use in the design and development of our products.
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
We have numerous registered trademarks in the United States and in many foreign countries. The most important of these marks include LEAR CORPORATION® (including our stylized version thereof) and LEAR®, which are widely used in connection with our products and services. Our other principal brands include GUILFORDTM and EAGLE OTTAWA®, AVENTINO® leather, INTUTM Seating, LEAR CONNEXUSTM signal and data communications, PROACTIVE POSTURETM seating, ProTec® active head restraints, SMART JUNCTION BOXTM technology, STRUCSURETM systems and TeXstyleTM fabrics are some of the other trademarks used in connection with certain of our product lines.
We will continue to dedicate resources to engineering and development. Engineering and development costs incurred in connection with product launch, to the extent not recoverable from our customers, are charged to cost of sales as incurred. All other engineering and development costs are charged to selling, general and administrative expenses when incurred. Engineering and development costs charged to selling, general and administrative expenses totaled approximately $144 million, $127 million and $102 million for the years ended December 31, 2016, 2015 and 2014, respectively. Engineering and development costs for which reimbursement is contractually guaranteed by our customers are capitalized. Engineering and development costs capitalized totaled approximately $179 million, $194 million and $232 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Joint Ventures and Noncontrolling Interests
We form joint ventures in order to gain entry into new markets, expand our product offerings and broaden our customer base. In particular, we believe that certain joint ventures have provided us, and will continue to provide us, with the opportunity to expand our business relationships with Asian automotive manufacturers, particularly in emerging markets. We also partner with companies having significant local experience in commerce and customs, as well as capacity, to reduce our financial risk and enhance our potential for achieving expected financial returns. In some cases, these joint ventures may be located in North America or Europe and used to expand our customer relationships.
As of December 31, 2016, we had 22 operating joint ventures located in six countries. Of these joint ventures, eight are consolidated and fourteen are accounted for using the equity method of accounting. Fifteen of the joint ventures operate in Asia and seven operate in North America (including one that is dedicated to serving Asian automotive manufacturers). Net sales of our consolidated joint ventures accounted for approximately 12% of our net sales in 2016. As of December 31, 2016, our investments in non-consolidated joint ventures totaled $154 million.
A summary of our non-consolidated operating joint ventures, including ownership percentages, is shown below. For further information related to our joint ventures, see Note 5, "Investments in Affiliates and Other Related Party Transactions," to the consolidated financial statements included in this Report.

Country	Name	Ownership Percentage
China	Shanghai Lear STEC Automotive Parts Co., Ltd.	55%
China	Beijing BHAP Lear Automotive Systems Co., Ltd.	50
China	Jiangxi Jiangling Lear Interior Systems Co., Ltd.	50
China	Lear Dongfeng Automotive Seating Co., Ltd.	50
China	Changchun Lear FAWSN Automotive Electrical and Electronics Co., Ltd.	49
China	Changchun Lear FAWSN Automotive Seat Systems Co., Ltd.	49
China	Beijing Lear Dymos Automotive Systems Co., Ltd.	40
Honduras	Honduras Electrical Distribution Systems S. de R.L. de C.V.	49
India	Dymos Lear Automotive India Private Limited	35
Korea	Dong Kwang Lear Yuhan Hoesa	50
United States	Kyungshin-Lear Sales and Engineering LLC	49
United States	eLumigen, LLC	46
United States	RevoLaze, LLC	20
United States	Tempronics, Inc.	12
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

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle. The automotive industry is cyclical and sensitive to general economic conditions, including the global credit markets, interest rates, consumer credit and consumer spending and preferences. Automotive sales and production can also be affected by the age of the vehicle fleet and related scrappage rates, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, the availability and cost of credit, the availability of critical components needed to complete the production of vehicles, restructuring actions of our customers and suppliers, facility closures, increased competition, changing consumer attitudes toward vehicle ownership and usage and other factors, including consumer preferences regarding vehicle size, configuration and features.
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
Certain of our operations, particularly in emerging markets, are conducted through joint ventures. With respect to our joint ventures, we may share ownership and management responsibilities with one or more partners that may not share our goals and objectives. Operating a joint venture requires us to operate the business pursuant to the terms of the agreement that we entered into with our partners, including additional organizational formalities, as well as to share information and decision making. Additional risks associated with joint ventures include one or more partners failing to satisfy contractual obligations, conflicts arising between us and any of our partners, a change in the ownership of any of our partners and less of an ability to control compliance with applicable rules and regulations, including the Foreign Corrupt Practices Act and related rules and regulations. Additionally, our ability to sell our interest in a joint venture may be subject to contractual and other limitations. Accordingly, any such occurrences could adversely affect our financial condition, operating results and cash flows.

•
We operate in a highly competitive industry and efforts by our competitors, as well as new non-traditional entrants to the industry, to gain market share could adversely affect our financial performance.

We operate in a highly competitive industry. We and most of our competitors are seeking to expand market share with new and existing customers, including in Asia and other potential high growth regions. Our customers award business based on, among other things, price, quality, service and technology. Our competitors’ efforts, as well as the efforts of new non-traditional entrants to the industry, to grow market share could exert downward pressure on our product pricing and margins. In addition, the success of portions of our business requires us to develop and/or incorporate leading technologies. Such technologies are subject to rapid obsolescence. Our inability to maintain access to these technologies

(either through development or licensing) may adversely affect our ability to compete. If we are unable to differentiate our products or maintain a low-cost footprint, we may lose market share or be forced to reduce prices, thereby lowering our margins. Any such occurrences could adversely affect our financial condition, operating results and cash flows.

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
A substantial number of our employees and the employees of our largest customers and suppliers are members of industrial trade unions and are employed under the terms of various labor agreements. We have labor agreements covering approximately 77,000 employees globally. In the United States and Canada, each of our unionized facilities has a separate collective bargaining agreement with the union that represents the workers at such facility, with each such agreement having an expiration date that is independent of the other agreements. Labor agreements covering approximately 78% of our unionized work force, including approximately 2% of our unionized workforce in the United States and Canada, are scheduled to expire during 2017. There can be no assurances that future negotiations with the unions will be resolved favorably or that we will not experience a work stoppage or disruption that could adversely affect our financial condition, operating results and cash flows. A labor dispute involving us, any of our customers or suppliers or any other suppliers to our customers or that otherwise affects our operations, or the inability by us, any of our customers or suppliers or any other suppliers to our customers to negotiate, upon the expiration of a labor agreement, an extension of such agreement or a new agreement on satisfactory terms could adversely affect our financial condition, operating results and cash flows. In addition, if any of our significant customers experience a material work stoppage, the customer may halt or limit the purchase of our products. This could require us to shut down or significantly reduce production at facilities relating to such products, which could adversely affect our business and harm our profitability.

•
Our existing indebtedness and the inability to access capital markets could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance.

As of December 31, 2016, we had approximately $1.9 billion of outstanding indebtedness, as well as $1.25 billion available for borrowing under our revolving credit facility. The debt instruments governing our indebtedness contain covenants that may restrict our business activities or our ability to execute our strategic objectives, and our failure to comply with these covenants could result in a default under our indebtedness. We also lease certain buildings and equipment under non-cancelable lease agreements with terms exceeding one year, which are accounted for as operating leases. Additionally, any downgrade in the ratings that rating agencies assign to us and our debt may ultimately impact our access to capital markets. Our inability to generate sufficient cash flow to satisfy our debt and lease obligations, to refinance our debt obligations or to access capital markets on commercially reasonable terms could adversely affect our financial condition, operating results and cash flows.

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

•
The impact of potential changes in tax and trade policies in the United States and the potential corresponding actions by other countries in which we do business could adversely affect our financial performance.

The U.S. government has recently proposed comprehensive tax and trade reform. These proposals are designed to encourage increased production in the United States and include a border tax on imports, an increase in customs duties and the renegotiation of U.S. trade agreements. Reflective of the automotive industry, our vehicle parts manufacturing facilities in the United States, Mexico and Canada are highly dependent on trade within the North American Free Trade Agreement (“NAFTA”) region. A significant number of these facilities are in Mexico and represent a critical component of our supply chain and that of our customers. We have significant imports into the United States, and the imposition of a border tax or an increase in customs duties with respect to these imports could negatively impact our financial performance. If such taxes or customs duties are implemented, it also may cause our trading partners to take actions with respect to U.S. imports or U.S. investment activities in their respective countries. Any potential changes in tax and trade policies in the United States and the potential corresponding actions by other countries in which we do business could adversely affect our financial performance.

•	Changes in the United Kingdom's economic and other relationships with the European Union could adversely affect us.
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
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.

ITEM 2 – PROPERTIES
As of December 31, 2016, our operations were conducted through 243 facilities, some of which are used for multiple purposes, including 82 just-in-time manufacturing facilities, 114 dedicated component manufacturing facilities, 7 sequencing and distribution sites, 32 administrative/technical support facilities and 8 advanced technology centers, in 37 countries. Our corporate headquarters is located in Southfield, Michigan.
Of our 243 total facilities, which include facilities owned or leased by our consolidated subsidiaries, 104 are owned and 139 are leased with expiration dates ranging from 2017 through 2053. We believe that substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our current and expected manufacturing and distribution needs. See Part II — Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition."

Seating
Argentina	Czech Republic	Indonesia	Mexico (continued)	Russia	United States
Escobar, BA	Kolin	Cikarang	Nuevo Casas	Kaluga	Arlington, TX
Ferreyra, CBA	Stribro	Italy	Grandes, CH	Nizhny Novgorod	Auburn Hills, MI
Brazil	Dominican Republic	Caivano, NA	Panzacola, TL	St. Petersburg	Columbia City, IN
Betim	Santo Domingo	Cassino, FR	Piedras Negras, CO	Slovak Republic	Detroit, MI
Caçapava	France	Grugliasco, TO	Ramos Arizpe, CO	Presov	Duncan, SC
Camaçari	Cergy	Melfi, PZ	Saltillo, CO	Voderady	Farwell, MI
Joinville	Feignies	Pozzo d’Adda, MI	San Felipe, GU	South Africa	Hammond, IN
Pernambuco	Germany	Macedonia	San Luis Potosi, SL	East London	Hebron, OH
Canada	Besigheim	Tetovo	Silao, GO	Port Elizabeth	Highland Park, MI
Ajax, ON	Bremen	Malaysia	Toluca, MX	Rosslyn	Kenansville, NC
Whitby, ON	Eisenach	Behrang Stesen	Villa Ahumada, CH	South Korea	Louisville, KY
China	Ginsheim-	Klang	Moldova	Gyeongju	Montgomery, AL
Beijing	Gustavsburg	Mexico	Ungheni	Spain	Morristown, TN
Changshu	Rietberg	Aguascalientes, AG	Morocco	Barcelona	Pine Grove, PA
Chongqing	Wackersdorf	Arteaga, CA	Tangier	Epila	Portage, IN
Guangzhou	Hungary	Ascension, CH	Poland	Valencia	Rochester Hills, MI
Hangzhou	Györ	Cuautlancingo, PU	Bierun	Thailand	Roscommon, MI
Liuzhou	Mor	Fresnillo, ZA	Jaroslaw	Mueang Nakhon	Selma, AL
Nanjing	Szolnok	Hermosillo, SO	Legnica	Ratchasima	Tuscaloosa, AL
Rui’an	India	Huamantla, TL	Tychy	Rayong	Wentzville, MO
Shanghai	Chennai	Juarez, CH	Romania	United Kingdom	Vietnam
Shenyang	Halol	Leon, GT	Iasi	Alfreton	Hai Phong City
Wuhan	Haridwar	Mexico City, DF		Coventry
Wuhu	Nasik	Monclova, CO		Redditch
	Pune			Sunderland

E-Systems
Argentina	Czech Republic	Honduras	Morocco	Russia	Thailand
Pacheco, BA	Vyskov	Naco	Kenitra	Volokolamsk	Kabin Buri
Brazil	France	Hungary	Salé Al-Jadida	Serbia	United States
Navegantes	Hordain	Gödöllö	Tangier	Novi Sad	Plymouth, IN
China	Sandouville	Gyöngyös	Philippines	South Africa	Taylor, MI
Chongqing	Germany	India	LapuLapu City	Port Elizabeth	Traverse City, MI
Shanghai	Bersenbrueck	Pune	Poland	Spain
Wuhan	Kronach	Mexico	Mielec	Almussafes
Yangzhou	Saarlouis	Apodaca, NL	Romania	Valls
	Wismar	Chihuahua, CH	Campulung
		Juarez, CH	Pitesti
Torreon, CA

ADMINISTRATIVE/TECHNICAL
Australia	France	India	Mexico	South Korea	United States
Essendon Fields	Vélizy-	Bengaluru	Juarez, CH	Seoul	Detroit, MI
Belgium	Villacoublay	Pune	Mexico City, DF	Spain	El Paso, TX
Leuven	Germany	Italy	Netherlands	Valls	Rochester Hills, MI
Brazil	Cologne	Grugliasco, TO	Hilversum	Sweden	Santa Rosa, CA
São Paulo	Korntal-	Japan	Philippines	Gothenburg	Southfield, MI
China	Münchingen	Hiroshima	LapuLapu City	United Kingdom	Wilmington, NC
Shanghai	Remscheid	Kariya	Singapore	Coventry
Czech Republic	Schwaig-Oberding	Nagoya
Brno	Sindelfingen	Tokyo
Pilsen	Wolfsburg	Yokohama

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

Name	Age	Position
Shari L. Burgess	58	Vice President, Treasurer and Chief Diversity Officer
Thomas A. DiDonato	58	Senior Vice President, Human Resources
Jay K. Kunkel	57	Senior Vice President and President, Asia-Pacific Operations
Terrence B. Larkin	62	Executive Vice President, Business Development, General Counsel and Corporate Secretary
James L. Murawski	65	Vice President, Corporate Controller and Chief Accounting Officer
Frank C. Orsini	44	Senior Vice President and President, E-Systems
Raymond E. Scott	51	Executive Vice President and President, Seating
Matthew J. Simoncini	56	President and Chief Executive Officer
Melvin L. Stephens	61	Senior Vice President, Communications and Corporate & Investor Relations
Jeffrey H. Vanneste	57	Senior Vice President and Chief Financial Officer
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

Frank C. Orsini
Mr. Orsini is the Company’s Senior Vice President and President, E-Systems, a position he has held since September 2012. Mr. Orsini most recently served as the Company’s Vice President and Interim President, E-Systems since October 2011. Previously, he served as the Company’s Vice President, Operations, E-Systems since 2009, Vice President, Sales, Program Management & Manufacturing, E-Systems since 2008, Vice President, North America Seating Operations since 2005 and in various other management positions for the Company since 1994. Mr. Orsini currently sits on the board of directors of Focus: HOPE, a non-profit organization.

Raymond E. Scott
Mr. Scott is the Company’s Executive Vice President and President, Seating, a position he has held since November 2011. Mr. Scott most recently served as the Company’s Senior Vice President and President, E-Systems since February 2008. Previously, he served as the Company’s Senior Vice President and President, North American Seat Systems Group since August 2006, Senior Vice President and President, North American Customer Group since June 2005, President, European Customer Focused Division since June 2004 and President, General Motors Division since November 2000.

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
The high and low sales prices per share of our common stock, as reported on the New York Stock Exchange, and the amount of our dividend declarations for 2016 and 2015 are shown below:

2016	Price Range of Common Stock		Cash Dividend Per Share
	High	Low
4th Quarter	$138.80	$110.77	$0.30
3rd Quarter	121.78	98.00	0.30
2nd Quarter	120.00	97.35	0.30
1st Quarter	124.56	93.54	0.30

2015	Price Range of Common Stock		Cash Dividend Per Share
	High	Low
4th Quarter	$127.00	$103.20	$0.25
3rd Quarter	115.81	89.71	0.25
2nd Quarter	118.50	107.80	0.25
1st Quarter	112.67	92.45	0.25
Dividends
Our Board of Directors declared quarterly cash dividends of $0.30 and $0.25 per share of common stock in 2016 and 2015, respectively.
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
Holders of Common Stock
The Transfer Agent and Registrar for our common stock is Computershare Trust Company, N.A., located in Canton, Massachusetts. On February 3, 2017, there were 68 registered holders of record of our common stock.
For certain information regarding our equity compensation plans, see Part III — Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information."
Common Stock Share Repurchase Program
Since the first quarter of 2011, our Board of Directors has authorized $3.4 billion in share repurchases under our common stock share repurchase program. As of December 31, 2016, we have a remaining repurchase authorization of $341.2 million, which will expire on December 31, 2017.
We may implement our share repurchases through a variety of methods, including open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which we will repurchase our outstanding common stock and the timing of such repurchases will depend upon our financial condition, prevailing market conditions, alternative uses of capital and other factors. In addition, our amended and restated credit agreement places certain limitations on the repurchase of common shares. See Part II — Item 7, "Management’s Discussion and Analysis of Financial Condition and

Results of Operations — Forward-Looking Statements," Note 6, "Debt," and Note 9, "Capital Stock, Equity and Accumulated Other Comprehensive Loss," to the consolidated financial statements included in this Report.
As of December 31, 2016, we have paid $3.1 billion in aggregate for repurchases of our outstanding common stock, at an average price of $74.51 per share, excluding commissions and related fees, since the first quarter of 2011. A summary of the shares of our common stock repurchased during the fiscal quarter ended December 31, 2016, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
October 2, 2016 through October 29, 2016	26,280	$113.70	26,280	$439.3
October 30, 2016 through November 26, 2016	485,200	122.98	485,200	379.6
November 27, 2016 through December 31, 2016	289,327	132.78	289,327	341.2
Total	800,807	$126.21	800,807	$341.2	(1)

(1)	Remaining authorization as of December 31, 2016.
Performance Graph
The following graph compares the cumulative total stockholder return from December 31, 2011, through December 31, 2016, for our common stock, the S&P 500 Index and a peer group(1) of companies that we have selected for purposes of this comparison. We have assumed that dividends have been reinvested, and the returns of each company in the S&P 500 Index and the peer group have been weighted to reflect relative stock market capitalization. The graph below assumes that $100 was invested on December 31, 2011, in each of our common stock, the stocks comprising the S&P 500 Index and the stocks comprising the peer group.

	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016
Lear Corporation	$100.00	$119.31	$208.43	$254.68	$321.78	$350.36
S&P 500	$100.00	$115.99	$153.54	$174.54	$176.94	$198.09
Peer Group (1)	$100.00	$127.87	$206.33	$242.30	$218.72	$221.30

(1)
We do not believe that there is a single published industry or line of business index that is appropriate for comparing stockholder returns. As a result, we have selected a peer group comprised of representative independent automotive suppliers whose common stock is publicly traded. Our peer group, referenced in the graph above, consists of American

Axle & Manufacturing Holdings Inc., BorgWarner Inc., Dana Holding Corporation, Delphi Automotive PLC, Federal-Mogul Holdings Corporation, Gentex Corp., Magna International, Inc., Superior Industries International, Inc., Tenneco Inc. and Visteon Corporation. Delphi Automotive PLC completed an initial public offering in 2011 and has been included in the peer group calculation beginning January 1, 2012. In 2016, Johnson Controls, Inc. completed both a spinoff of its automotive business and a merger with Tyco International plc and, accordingly, is not included in the peer group for any period presented.
ITEM 6 – SELECTED FINANCIAL DATA
The following statement of operations, statement of cash flows and balance sheet data were derived from our consolidated financial statements. Our consolidated financial statements for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, have been audited by Ernst & Young LLP. The selected financial data below should be read in conjunction with Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and the notes thereto included in this Report.

For the year ended December 31,	2016 (1)	2015 (2)	2014 (3)	2013 (4)	2012 (5)
Statement of Operations: (in millions)
Net sales	$18,557.6	$18,211.4	$17,727.3	$16,234.0	$14,567.0
Gross profit	2,102.1	1,819.8	1,492.8	1,299.7	1,217.5
Selling, general and administrative expenses	621.9	580.5	529.9	528.7	479.3
Amortization of intangible assets	53.0	52.5	33.7	34.4	33.0
Interest expense	82.5	86.7	67.5	68.4	49.9
Other expense, net (6)	6.4	68.6	74.3	58.1	6.4
Consolidated income before provision (benefit) for income taxes and equity in net income of affiliates	1,338.3	1,031.5	787.4	610.1	648.9
Provision (benefit) for income taxes	370.2	285.5	121.4	192.7	(638.0)
Equity in net income of affiliates	(72.4)	(49.8)	(36.3)	(38.4)	(30.3)
Consolidated net income	1,040.5	795.8	702.3	455.8	1,317.2
Net income attributable to noncontrolling interests	65.4	50.3	29.9	24.4	34.4
Net income attributable to Lear	$975.1	$745.5	$672.4	$431.4	$1,282.8

For the year ended December 31,	2016 (1)	2015 (2)	2014 (3)	2013 (4)	2012 (5)
Statement of Operations Data:
Basic net income per share attributable to Lear	$13.48	$9.71	$8.39	$5.07	$13.04
Diluted net income per share attributable to Lear	$13.33	$9.59	$8.23	$4.99	$12.85
Weighted average shares outstanding – basic	72,345,436	76,754,270	80,187,516	85,094,889	98,388,228
Weighted average shares outstanding – diluted	73,124,949	77,767,017	81,728,479	86,415,786	99,825,686
Dividends per share	$1.20	$1.00	$0.80	$0.68	$0.56
Statement of Cash Flows Data: (in millions)
Cash flows from operating activities	$1,619.3	$1,271.1	$927.8	$820.1	$729.8
Cash flows from investing activities	(637.1)	(965.3)	(780.6)	(403.9)	(687.9)
Cash flows from financing activities	(872.9)	(156.3)	(160.8)	(698.5)	(396.1)
Capital expenditures	528.3	485.8	424.7	460.6	458.3
Other Data (unaudited):
Ratio of earnings to fixed charges (7)	12.0x	9.4x	8.4x	6.8x	8.7x

As of or for the year ended December 31,	2016	2015	2014	2013	2012
Balance Sheet Data: (in millions) (8)
Current assets	$5,649.3	$5,286.6	$5,165.6	$4,735.1	$4,707.5
Total assets	9,900.6	9,405.8	9,113.1	8,303.0	8,164.0
Current liabilities	4,182.3	3,839.6	3,945.1	3,556.0	3,197.8
Long-term debt	1,898.0	1,931.7	1,454.0	1,042.3	616.1
Equity	3,192.9	3,017.7	3,029.3	3,149.5	3,612.2
Other Data (unaudited):
Employees at year end	148,400	136,200	125,200	122,300	113,400
North American content per vehicle (9)	$422	$443	$398	$377	$370
North American vehicle production (in millions) (10)	17.8	17.5	17.0	16.2	15.4
European content per vehicle (11)	$316	$314	$341	$315	$283
European vehicle production (in millions) (12)	22.3	21.5	20.6	19.8	19.6

(1)
2016 results include $69.6 million of restructuring and related manufacturing inefficiency charges (including $4.7 million of fixed asset impairment charges), $34.2 million non-cash pension settlement charge, $1.3 million of transaction costs, $30.3 million gain related to the consolidation of an affiliate and $23.6 million of net tax benefits related to restructuring charges, a non-cash pension settlement charge and various other items.

(2)
2015 results include $97.2 million of restructuring and related manufacturing inefficiency charges (including $3.9 million of fixed asset impairment charges), $10.9 million of transaction and other related costs, $15.8 million charge due to an acquisition-related inventory fair value adjustment, $14.3 million loss on the extinguishment of debt, $1.8 million loss related to an affiliate and $43.1 million of net tax benefits related to restructuring charges, debt redemption costs, acquisition costs and various other items.

(3)
2014 results include $115.3 million of restructuring and related manufacturing inefficiency charges (including $0.5 million of fixed asset impairment charges), $5.3 million of transaction costs, $17.9 million loss on the extinguishment of debt, $0.8 million of losses related to affiliates and $149.1 million of net tax benefits related to net reductions in valuation allowances with respect to the deferred tax assets of certain foreign subsidiaries, reductions in tax reserves due to audit settlements, debt redemption costs, restructuring charges and various other items.

(4)
2013 results include $83.8 million of restructuring and related manufacturing inefficiency charges (including $9.2 million of fixed asset impairment charges), $3.0 million of costs related to a proxy contest, $7.3 million of losses and incremental costs related to the destruction of assets caused by a fire at one of our European production facilities, $3.6 million loss on the partial extinguishment of debt and $27.8 million of net tax benefits related to restructuring, net changes in valuation allowances with respect to the deferred tax assets of certain foreign subsidiaries, the retroactive reinstatement of the U.S. research and development tax credit by the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013, and various other items.

(5)
2012 results include $55.6 million of restructuring and related manufacturing inefficiency charges (including $6.0 million of fixed asset impairment charges), $6.2 million of transaction costs primarily related to advisory services for the acquisition of Guilford Mills, $10.1 million of fees and expenses related to our capital restructuring and other related matters, ($41.1) million of insurance recoveries, net of losses and incremental costs, related to the destruction of assets caused by a fire at one of our European production facilities, $5.1 million of gains related to affiliates, a $3.7 million loss on the partial extinguishment of debt and $764.4 million of net tax benefits related to the reversal of a valuation allowance on our deferred tax assets in the United States, as well as changes in valuation allowances in certain foreign countries, reductions in tax reserves due to audit settlements and various other items.

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

(8)
The balance sheet data for 2014, 2013 and 2012 has been restated to reflect the presentation of debt issuance costs as a reduction of current portion of long-term debt and long-term debt in conjunction with the 2015 adoption of Accounting

Standards Update ("ASU") 2015-03, "Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," and ASU 2015-15, "Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting." In addition, the balance sheet data for 2014, 2013 and 2012 has been restated to reflect the presentation of all deferred tax assets and liabilities, as well as related valuation allowances, as non-current in conjunction with the 2015 adoption of ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." For further information, see Note 6, "Debt," and Note 7, "Income Taxes," to the consolidated financial statements included in this Report.

(9)
"North American content per vehicle" is our net sales in North America divided by total North American vehicle production. Content per vehicle data excludes business conducted through non-consolidated joint ventures. Content per vehicle data for 2015 has been updated to reflect actual production levels.

(10)
"North American vehicle production" includes car and light truck production for vehicle weights up to 3.5 tons in the United States, Canada and Mexico as provided by IHS Automotive. Production data for 2015 has been updated to reflect actual production levels.

(11)
"European content per vehicle" is our net sales in Europe and Africa divided by total European and African vehicle production. Content per vehicle data excludes business conducted through non-consolidated joint ventures. Content per vehicle data for 2015 has been updated to reflect actual production levels.

(12)
"European vehicle production" includes car and light truck production for vehicle weights up to 3.5 tons in Austria, Belarus, Belgium, Bosnia, Bulgaria, Czech Republic, Finland, France, Germany, Hungary, Italy, Morocco, Netherlands, Norway, Poland, Portugal, Romania, Russia, Serbia, Slovakia, Slovenia, South Africa, Spain, Sweden, Turkey, Ukraine and the United Kingdom as provided by IHS Automotive. Production data for 2015 has been updated to reflect actual production levels.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
We are a leading Tier 1 supplier to the global automotive industry. We supply seating, electrical distribution systems and electronic modules, as well as related sub-systems, components and software, to virtually every major automotive manufacturer in the world.
We use our product, design and technological expertise, global reach and competitive manufacturing footprint to achieve our financial goals and objectives of continuing to deliver profitable growth (balancing risks and returns), maintaining a strong balance sheet with investment grade credit metrics and consistently returning excess cash to our shareholders.
Our seating business consists of the design, development, engineering, just-in-time assembly and delivery of complete seat systems, as well as the design, development, engineering and manufacture of all major seat components, including seat covers and surface materials such as leather and fabric, seat structures and mechanisms, seat foam and headrests. Further, we have capabilities in active sensing and comfort for seats, utilizing electronically controlled sensor and adjustment systems and internally developed algorithms. Our E-Systems (formerly electrical) business consists of the design, development, engineering and manufacture of complete electrical distribution systems that route electrical signals and manage electrical power within the vehicle for traditional vehicle architectures, as well as high power and hybrid electric systems. Key components in the electrical distribution system include wiring harnesses, terminals and connectors and junction boxes, including components for high power and hybrid electric systems. We also design, develop, engineer and manufacture sophisticated electronic control modules that facilitate signal, data and power management within the vehicle, as well as associated software. We have added capabilities in wireless communication modules and cybersecurity that securely process various signals to, from and within the vehicle, as well road infrastructure.
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
Industry Overview
Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle. Global automotive industry production volumes in 2016, as compared to 2015, are shown below (in millions of units):

	2016	2015	% Change
North America	17.8	17.5	2%
Europe and Africa	22.3	21.5	4%
Asia	47.0	43.9	7%
South America	2.6	2.9	(9)%
Other	1.5	1.3	19%
Global light vehicle production	91.2	87.1	5%
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

Our percentage of consolidated net sales by region in 2016 and 2015 is shown below:

	2016	2015
North America	40%	43%
Europe and Africa	38%	37%
Asia	19%	18%
South America	3%	2%
Total	100%	100%
Our ability to reduce the risks inherent in certain concentrations of business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall.
Key trends that specifically affect our business include automotive manufacturers’ utilization of global vehicle platforms, increasing demand for luxury and performance features, including increasing levels of electrical and electronic content, and China’s emergence as the single largest major automotive market in the world. In addition, three major mega-trends have broadly emerged as major drivers of change and growth in the automotive industry: connectivity, safety and efficiency.
Our sales and marketing approach is based on addressing these trends, while our strategy focuses on the major imperatives for success as an automotive supplier: quality, service, cost and efficiency and innovation and technology. We have expanded key component and software capabilities through organic investment and acquisitions to ensure a full complement of the highest quality solutions for our customers. We have restructured, and continue to align, our manufacturing and engineering footprint to attain a leading competitive position globally. We have established or expanded our capabilities in new and growing markets, especially China, in support of our customers’ growth and global platform initiatives. These initiatives have helped us achieve our financial goals overall, as well as a more balanced regional, customer and vehicle segment diversification in our business. For further information related to these trends and our strategy, see Part 1 — Item 1, "Business — Industry and Strategy."
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
Our material cost as a percentage of net sales was 64.8% in 2016, as compared to 66.6% in 2015 and 67.8% in 2014. Raw material, energy and commodity costs can be volatile. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity environment. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See Part I — Item 1A, "Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance," and "— Forward-Looking Statements."
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
Acquisitions
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
Other
In 2016, we acquired AccuMED Holdings Corp. ("AccuMED"), a privately-held developer and manufacturer of specialty fabrics. AccuMED provides innovative fabric processing technology that will benefit our automotive fabric operations, and it adds critical mass to our existing non-automotive fabric products.
In 2015, we acquired intellectual property and technology from Autonet Mobile, a developer of software and devices for automotive applications, and completed the acquisition of Arada Systems Inc, an automotive technology company that specializes in vehicle-to-vehicle and vehicle-to-infrastructure communications. These acquisitions have added software and hardware capabilities that will improve connectivity and communication features in vehicles, as well as provide growth opportunities for our E-Systems segment.
Subsequent Event
On February 6, 2017, we signed a definitive agreement to acquire Grupo Antolin's automotive seating business. Grupo Antolin's seating business is headquartered in France with sales and operations concentrated in five European countries. Grupo Antolin's seating business is comprised of just-in-time seat assembly, as well as seat structures, mechanisms and trim. The transaction is valued at approximately €286 million on a cash and debt free basis. The closing of the transaction is expected to occur in the second quarter of 2017 and is subject to customary conditions, including regulatory approvals.
Operational Restructuring
In 2016, we incurred pretax restructuring costs of approximately $64 million and related manufacturing inefficiency charges of approximately $6 million. Any future restructuring actions will depend upon market conditions, customer actions and other factors.
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
Share Repurchase Program and Quarterly Cash Dividends
Since the first quarter of 2011, our Board of Directors has authorized $3.4 billion in share repurchases under our common stock share repurchase program. In 2016, we completed $659 million of share repurchases and have a remaining repurchase authorization of $341 million, which will expire on December 31, 2017.
Our Board of Directors declared a quarterly cash dividend of $0.30 per share of common stock in 2016.
For further information regarding our common stock share repurchase program and our quarterly dividends, see Item 5, "Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," "— Liquidity and Financial Condition — Capitalization" and Note 9, "Capital Stock, Equity and Accumulated Other Comprehensive Loss," to the consolidated financial statements included in this Report.
Other Matters
In 2016, we amended the existing joint venture agreement of Beijing BAI Lear Automotive Systems Co., Ltd. (“Beijing BAI”) to eliminate the substantive participating rights of our joint venture partner. In conjunction with the consolidation of Beijing BAI and the valuation of our prior equity investment in Beijing BAI at fair value, we recognized a gain of approximately $30 million.
In 2016, we recognized a $34 million non-cash settlement charge, of which approximately $20 million is recorded in cost of sales and approximately $14 million is recorded in selling, general and administrative expenses, in connection with our lump-sum payout to certain terminated vested plan participants of our U.S. defined benefit pension plans.
In 2016, we recognized net tax benefits of $24 million related to restructuring charges, a non-cash pension settlement charge and various other items.
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
As discussed above, our results for the years ended December 31, 2016, 2015 and 2014, reflect the following items (in millions):

For the year ended December 31,	2016	2015	2014
Costs related to restructuring actions, including manufacturing inefficiencies of $6 million in 2016, $8 million in 2015 and $8 million in 2014	$70	$97	$115
Pension settlement charge	34	—	—
Acquisition and other related costs	1	11	5
Acquisition-related inventory fair value adjustment	—	16	—
Losses on extinguishment of debt	—	14	18
(Gain) loss related to affiliate	(30)	2	1
Tax benefits, net	(24)	(43)	(149)

For further information regarding these items, see Note 3, "Acquisitions," Note 4, "Restructuring," Note 5, "Investments in Affiliates and Other Related Party Transactions," Note 6, "Debt," Note 7, "Income Taxes," and Note 8, "Pension and Other Postretirement Benefit Plans," to the consolidated financial statements included in this Report. This section includes forward-looking statements that are subject to risks and uncertainties. For further information regarding these and other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see Part I — Item 1A, "Risk Factors," and "— Forward-Looking Statements."

Results of Operations
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

For the year ended December 31,	2016		2015		2014
Net sales
Seating	$14,356.7	77.4%	$14,098.5	77.4%	$13,310.6	75.1%
E-Systems	4,200.9	22.6	4,112.9	22.6	4,416.7	24.9
Net sales	18,557.6	100.0	18,211.4	100.0	17,727.3	100.0
Cost of sales	16,455.5	88.7	16,391.6	90.0	16,234.5	91.6
Gross profit	2,102.1	11.3	1,819.8	10.0	1,492.8	8.4
Selling, general and administrative expenses	621.9	3.4	580.5	3.2	529.9	3.0
Amortization of intangible assets	53.0	0.3	52.5	0.3	33.7	0.2
Interest expense	82.5	0.4	86.7	0.3	67.5	0.4
Other expense, net	6.4	—	68.6	0.4	74.3	0.3
Provision for income taxes	370.2	2.0	285.5	1.6	121.4	0.7
Equity in net income of affiliates	(72.4)	(0.4)	(49.8)	(0.3)	(36.3)	(0.2)
Net income attributable to noncontrolling interests	65.4	0.3	50.3	0.2	29.9	0.1
Net income attributable to Lear	$975.1	5.3%	$745.5	4.3%	$672.4	3.9%
Year Ended December 31, 2016, Compared With Year Ended December 31, 2015
Net sales for the year ended December 31, 2016 were $18.6 billion, as compared to $18.2 billion for the year ended December 31, 2015, an increase of $346 million or 2%. New business in Asia, Europe and South America and higher production volumes on key Lear platforms in Europe and Asia positively impacted net sales by $845 million and $139 million, respectively. These increases were partially offset by net foreign exchange rate fluctuations related to the strengthening of the U.S. dollar against most major currencies and selling price reductions, which reduced net sales by $602 million.

(in millions)	Cost of Sales
2015	$16,391.6
Material cost	(91.4)
Labor and other	128.0
Depreciation	27.3
2016	$16,455.5
Cost of sales in 2016 was $16.5 billion, as compared to $16.4 billion in 2015. New business in Asia, Europe and South America and higher production volumes on key Lear platforms in Europe and Asia resulted in an increase in cost of sales of $810 million. These increases were partially offset by favorable operating performance and the benefit of operational restructuring actions and net foreign exchange rate fluctuations related to the strengthening of the U.S. dollar against most major currencies, which reduced cost of sales by $703 million.
Gross profit and gross margin were $2.1 billion and 11.3% of net sales in 2016, as compared to $1.8 billion and 10.0% of net sales in 2015. New business and higher production volumes on key Lear platforms positively impacted gross profit by $148 million. The impact of favorable operating performance and the benefit of operational restructuring actions of $412 million more than offset the impact of selling price reductions and net foreign exchange rate fluctuations of $300 million. These factors had a corresponding impact on gross margin.

Selling, general and administrative expenses, including engineering and development expenses, were $622 million for the year ended December 31, 2016, as compared to $581 million for the year ended December 31, 2015, reflecting an increase in engineering and development expenses to support future business growth, as well as a $14 million non-cash settlement charge in connection with our lump-sum payout to certain terminated vested plan participants of our U.S. defined benefit pension plans. As a percentage of net sales, selling, general and administrative expenses were 3.4% in 2016, as compared to 3.2% in 2015.
Engineering and development costs incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the customer, are charged to selling, general and administrative expenses as incurred. Such costs totaled $144 million in 2016, as compared to $127 million in 2015. In certain situations, the reimbursement of pre-production engineering and design costs is contractually guaranteed by, and fully recoverable from, our customers and, therefore, is capitalized. We capitalized $179 million of such costs in 2016, as compared to $194 million in 2015.
Amortization of intangible assets was $53 million in 2016 and 2015.
Interest expense was $83 million in 2016, as compared to $87 million in 2015.
Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the disposal of fixed assets and other miscellaneous income and expense, was $6 million in 2016, as compared to $69 million in 2015. In 2016, we recognized a gain of approximately $30 million related to the consolidation of an affiliate. In 2015, we recognized a loss of approximately $14 million related to the redemption of the remaining outstanding aggregate principal amount of our 8.125% senior unsecured notes due 2020. Net foreign exchange losses decreased to $10 million in 2016, as compared to $23 million in 2015.
In 2016, the provision for income taxes was $370 million, representing an effective tax rate of 27.7% on pretax income before equity in net income of affiliates of $1,338 million. In 2015, the provision for income taxes was $286 million, representing an effective tax rate of 27.7% on pretax income before equity in net income of affiliates of $1,032 million.
In 2016 and 2015, the provision for income taxes was impacted by the level and mix of earnings among tax jurisdictions. The provision was also impacted by a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In 2016, we recognized a gain of approximately $30 million related to the consolidation of an affiliate, for which no tax expense was provided. In addition, we recognized net tax benefits of $24 million related to restructuring charges, a non-cash pension settlement charge and various other items. In 2015, we recognized net tax benefits of $43 million related to restructuring charges, debt redemption costs, acquisition costs and various other items. Excluding these items, the effective tax rate in 2016 and 2015 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
For information related to our valuation allowances, see "Other Matters — Significant Accounting Policies and Critical Accounting Estimates — Income Taxes."
Equity in net income of affiliates was $72 million for the year ended December 31, 2016, as compared to $50 million for the year ended December 31, 2015, reflecting the increase in sales and improved operating performance of our equity affiliates in China.
Net income attributable to Lear was $975 million, or $13.33 per diluted share, in 2016, as compared to $746 million, or $9.59 per diluted share, in 2015. Net income and diluted net income per share increased for the reasons described above. In addition, diluted net income per share was impacted by the decrease in average shares outstanding between the periods.
Reportable Operating Segments
We have two reportable operating segments: seating, which includes complete seat systems and all major seat components, including seat covers and surface materials such as leather and fabric, seat structures and mechanisms, seat foam and headrests, and E-Systems, which includes complete electrical distribution systems, electronic control modules and associated software and wireless communication modules. Key components in the electrical distribution system include wiring harnesses, terminals and connectors and junction boxes, including components for high power and hybrid electric systems.
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
Seating –
A summary of financial measures for our seating segment is shown below (dollar amounts in millions):

For the year ended December 31,	2016	2015
Net sales	$14,356.7	$14,098.5
Segment earnings (1)	1,136.0	907.0
Margin	7.9%	6.4%

(1)	See definition above.
Seating net sales were $14.4 billion for the year ended December 31, 2016, as compared to $14.1 billion for the year ended December 31, 2015, an increase of $258 million or 2%. New business positively impacted net sales by $656 million. This increase was partially offset by net foreign exchange rate fluctuations and selling price reductions, which negatively impacted net sales by $427 million. Segment earnings, including restructuring costs, and the related margin on net sales were $1,136 million and 7.9% in 2016, as compared to $907 million and 6.4% in 2015. New business and lower restructuring costs positively impacted segment earnings by $122 million. The impact of favorable operating performance and the benefit of operational restructuring actions of $261 million more than offset the impact of selling price reductions and net foreign exchange rate fluctuations.
E-Systems –
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

For the year ended December 31,	2016	2015
Net sales	$4,200.9	$4,112.9
Segment earnings (1)	591.3	554.4
Margin	14.1%	13.5%

(1)	See definition above.
E-Systems net sales were $4.2 billion for the year ended December 31, 2016, as compared to $4.1 billion for the year ended December 31, 2015, an increase of $88 million or 2%. New business and higher production volumes on key Lear platforms positively impacted net sales by $179 million and $71 million, respectively. These increases were partially offset by selling price reductions and net foreign exchange rate fluctuations, which negatively impacted net sales by $175 million. Segment earnings, including restructuring costs, and the related margin on net sales were $591 million and 14.1% in 2016, as compared to $554 million and 13.5% in 2015. New business and higher production volumes on key Lear platforms positively impacted segment earnings by $52 million. The impact of improved operating performance of $111 million was offset by the impact of selling price reductions and net foreign exchange rate fluctuations.

Other –
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

For the year ended December 31,	2016	2015
Net sales	$—	$—
Segment earnings (1)	(300.1)	(274.6)
Margin	N/A	N/A

(1)	See definition above.
Segment earnings related to our other category were ($300) million in 2016, as compared to ($275) million in 2015. In 2016, we recognized a $34 million non-cash settlement charge in connection with our lump-sum payout to certain terminated vested plan participants of our U.S. defined benefit pension plans.
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
Amortization of intangible assets was $53 million in 2015, as compared to $34 million in 2014, reflecting the amortization of intangible assets related to the acquisition of Eagle Ottawa.
Interest expense was $87 million in 2015, as compared to $68 million in 2014, primarily reflecting debt incurred to finance the acquisition of Eagle Ottawa, partially offset by the refinancing of certain of our senior notes at lower interest rates.

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
Equity in net income of affiliates was $50 million for the year ended December 31, 2015, as compared to $36 million for the year ended December 31, 2014, reflecting the improved operating performance of our equity affiliates in China.
Net income attributable to Lear was $746 million, or $9.59 per diluted share, in 2015, as compared to $672 million, or $8.23 per diluted share, in 2014. Net income and diluted net income per share increased for the reasons described above. In addition, diluted net income per share was impacted by the decrease in average shares outstanding between the periods.
Reportable Operating Segments
For a description of our reportable operating segments, see "Year Ended December 31, 2016, Compared with Year Ended December 31, 2015 — Reportable Operating Segments" above.
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

E-Systems –
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

For the year ended December 31,	2015	2014
Net sales	$4,112.9	$4,416.7
Segment earnings (1)	554.4	556.6
Margin	13.5%	12.6%

(1)	See definition above.
E-Systems net sales were $4.1 billion for the year ended December 31, 2015, as compared to $4.4 billion for the year ended December 31, 2014, a decrease of $304 million or 7%. Net foreign exchange rate fluctuations negatively impacted net sales by $452 million. This decrease was partially offset by new business and higher production volumes on key Lear platforms, which positively impacted net sales by $152 million and $64 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $554 million and 13.5% in 2015, as compared to $557 million and 12.6% in 2014. The impact of improved operating performance, new business and higher production volumes on key Lear platforms of $167 million was offset by selling price reductions and net foreign exchange fluctuations.
Other –
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

For the year ended December 31,	2015	2014
Net sales	$—	$—
Segment earnings (1)	(274.6)	(282.6)
Margin	N/A	N/A

(1)	See definition above.
Segment earnings related to our other category were ($275) million in 2015, as compared to ($283) million in 2014, reflecting favorable performance and the benefit of restructuring actions and net foreign exchange rate fluctuations, partially offset by transaction costs of $9 million related to the acquisition of Eagle Ottawa.
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
As of December 31, 2016 and 2015, cash and cash equivalents of $767 million and $664 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans, without creating additional income tax expense. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information regarding potential dividends from our non-U.S. subsidiaries, see "— Adequacy of Liquidity Sources," below and Note 7, "Income Taxes," to the consolidated financial statements included in this Report.

Cash Flows
Year Ended December 31, 2016, Compared with Year Ended December 31, 2015
A summary of net cash provided by operating activities is shown below (in millions):

For the year ended December 31,	2016	2015	Incremental Increase (Decrease) in Operating Cash Flow
Consolidated net income and depreciation and amortization	$1,419	$1,144	$275
Net change in working capital items:
Accounts receivable	(176)	(173)	(3)
Inventory	(54)	4	(58)
Accounts payable	158	76	81
Accrued liabilities and other	160	151	9
Net change in working capital items	88	58	30
Other	113	70	43
Net cash provided by operating activities	$1,619	$1,271	$348
In 2016, increases in accounts receivable, inventories and accounts payable resulted in a use of cash of $176 million, a use of cash of $54 million and a source of cash of $158 million, respectively, primarily reflecting higher working capital to support the increase in our sales. In 2016, changes in accrued liabilities and other resulted in a source of cash of $160 million, primarily reflecting the timing of payment of accrued liabilities.
Net cash used in investing activities was $637 million in 2016, as compared to $965 million in 2015. This decrease is primarily due to cash paid of $149 million for the acquisition of AccuMED in 2016, as compared to cash paid of $465 million for the acquisition of Eagle Ottawa in 2015. Capital spending in 2017 is estimated at $550 million.
Net cash used in financing activities was $873 million in 2016, as compared to $156 million in 2015. In 2016 and 2015, we paid $659 million and $487 million, respectively, for repurchases of our common stock. In 2015, financing activities included $500 million of borrowings under our Term Loan Facility (see "— Credit Agreement" below) to finance, in part, the acquisition of Eagle Ottawa.
For further information regarding our 2016 and 2015 financing transactions, see "— Capitalization," below and Note 6, "Debt," and Note 9, "Capital Stock, Equity and Accumulated Other Comprehensive Loss," to the consolidated financial statements included in this Report.
Year Ended December 31, 2015, Compared with Year Ended December 31, 2014
A summary of net cash provided by operating activities is shown below (in millions):

For the year ended December 31,	2015	2014	Incremental Increase (Decrease) in Operating Cash Flow
Consolidated net income and depreciation and amortization	$1,144	$1,013	$130
Net change in working capital items:
Accounts receivable	(173)	(359)	185
Inventory	4	(91)	95
Accounts payable	76	231	(155)
Accrued liabilities and other	151	78	73
Net change in working capital items	58	(140)	198
Other	70	55	15
Net cash provided by operating activities	$1,271	$928	$343

In 2015, increases in accounts receivable and accounts payable resulted in a use of cash of $173 million and a source of cash of $76 million, respectively, primarily reflecting higher working capital to support the increase in our sales. In 2015, changes in accrued liabilities and other resulted in a source of cash of $151 million, primarily reflecting the timing of payments of accrued liabilities.
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
For further information regarding our 2015 and 2014 financing transactions, including the partial restriction of cash proceeds from the issuance of the 2025 Notes, see "— Capitalization," below and Note 6, "Debt," and Note 9, "Capital Stock, Equity and Accumulated Other Comprehensive Loss," to the consolidated financial statements included in this Report.
Capitalization
From time to time, we utilize uncommitted credit facilities to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries, in addition to cash provided by operating activities. As of December 31, 2016, our short-term debt balance was $9 million. As of December 31, 2015, there were no short-term debt balances outstanding. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors.
Senior Notes
As of December 31, 2016, our senior notes (collectively, the "Notes") consist of the amounts shown below (in millions, except stated coupon rates):

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
Interest is payable on January 15 and July 15 of each year, in the case of the 2023 Notes and 2025 Notes, and March 15 and September 15 of each year, in the case of the 2024 Notes. The 2023 Notes mature on January 15, 2023, the 2024 Notes mature on March 15, 2024, and the 2025 Notes mature on January 15, 2025. As of December 31, 2016 and 2015, the aggregate carrying value of the Notes was $1.5 billion. The indentures governing the Notes contain certain restrictive covenants and customary events of default. As of December 31, 2016, we were in compliance with all covenants under the indentures governing the Notes.
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
Credit Agreement
As of December 31, 2016, our Credit Agreement consists of a $1.25 billion Revolving Credit Facility, which matures on November 14, 2019, and a $500 million Term Loan Facility, which matures on January 5, 2020. As of December 31, 2016 and 2015, there were no borrowings outstanding under the Revolving Credit Facility and $469 million and $491 million, respectively, of borrowings outstanding under the Term Loan Facility. In 2016, we made required principal payments of $22 million under the Term Loan Facility. As of December 31, 2016, we were in compliance with all covenants under the Credit Agreement.
For further information related to the Credit Agreement, including information on pricing, covenants and events of default, see Note 6, "Debt," to the consolidated financial statements included in this Report and the amended and restated credit agreement, which has been incorporated by reference as an exhibit to this Report.
Contractual Obligations
The scheduled maturities of the Notes, obligations under the Credit Agreement and the scheduled interest payments on the Notes as of the date of this Report are shown below (in millions). In addition, our lease commitments under non-cancelable operating leases as of December 31, 2016, are shown below (in millions):

	2017	2018	2019	2020	2021	Thereafter	Total
Senior notes	$—	$—	$—	$—	$—	$1,475.0	$1,475.0
Credit agreement — term loan facility	34.4	46.9	37.4	350.0	—	—	468.7
Scheduled interest payments	75.3	75.3	75.3	75.3	75.3	198.7	575.2
Lease commitments	109.0	89.3	85.0	77.1	65.0	138.3	563.7
Total	$218.7	$211.5	$197.7	$502.4	$140.3	$1,812.0	$3,082.6
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
We may be required to make significant cash outlays related to our unrecognized tax benefits, including interest and penalties. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, including interest and penalties, of $37 million as of December 31, 2016, have been excluded from the contractual obligations table above. For further information related to our unrecognized tax benefits, see Note 7, "Income Taxes," to the consolidated financial statements included in this Report.
We also have minimum funding requirements with respect to our pension obligation. We may elect to make contributions in excess of the minimum funding requirements in response to investment performance or changes in interest rates or when we believe that it is financially advantageous to do so and based on our other cash requirements. Our minimum funding requirements after 2017 will depend on several factors, including investment performance and interest rates. Our minimum funding requirements may also be affected by changes in applicable legal requirements. Our minimum required contributions to our domestic and foreign pension plans, including distributions to participants in certain of our non-qualified defined benefit plans, are expected to be approximately $10 million to $15 million in 2017. We also have payments due with respect to our postretirement benefit obligation. We do not fund our postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees. We expect payments related to our postretirement benefit obligation to be approximately $6 million in 2017.
For further information related to our pension and other postretirement benefit plans, see "— Other Matters — Pension and Other Postretirement Defined Benefit Plans" and Note 8, "Pension and Other Postretirement Benefit Plans," to the consolidated financial statements included in this Report.
Accounts Receivable Factoring
One of our European subsidiaries has an uncommitted factoring agreement, which provides for aggregate purchases of specified customer accounts of up to €200 million. As of December 31, 2016, there were no factored receivables outstanding. We cannot provide any assurances that this factoring facility will be available or utilized in the future.
Common Stock Share Repurchase Program
See Item 5, "Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."
Dividends
See Item 5, "Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."
Adequacy of Liquidity Sources
As of December 31, 2016, we had approximately $1.3 billion of cash and cash equivalents on hand and $1.25 billion in available borrowing capacity under our Revolving Credit Facility. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly dividends and repurchase shares of our common stock pursuant to our authorized common stock share repurchase program (see Item 5, "Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities"). Our future financial results and our ability to continue to meet our liquidity needs are subject to, and will be affected by, cash flows from operations, including the impact of restructuring activities, automotive industry conditions, the financial condition of our customers and suppliers and other related factors. Additionally, an economic downturn or reduction in production levels could negatively impact our financial condition. For further discussion of the risks and uncertainties affecting our cash flows from operations and our overall liquidity, see Part I — Item 1A, "Risk Factors," "— Executive Overview" above and "— Forward-Looking Statements" below.
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
Foreign Exchange
Operating results may be impacted by our buying, selling and financing in currencies other than the functional currency of our operating companies ("transactional exposure"). We may mitigate a portion of this risk by entering into foreign exchange forwards, futures and option contracts. The foreign exchange contracts are executed with banks that we believe are creditworthy. Gains and losses related to foreign exchange contracts are deferred where appropriate and included in the measurement of the foreign currency transaction subject to the hedge. Gains and losses incurred related to foreign exchange contracts are generally offset by the direct effects of currency movements on the underlying transactions.
A summary of the notional amount and estimated aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

December 31	2016	2015
Notional amount (contract maturities < 24 months)	$1,956	$1,818
Fair value	(54)	(51)

Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Thai baht, the Chinese renminbi, the Brazilian real and the Canadian dollar. We have performed a sensitivity analysis of our net transactional exposure, as shown below (in millions):

		Potential Earnings Benefit (Adverse Earnings Impact)
December 31	Hypothetical Strengthening % (1)	2016	2015
U.S. dollar	10%	$(19)	$(18)
Euro	10%	16	10

(1)	Relative to all other currencies to which it is exposed for a twelve-month period
We have performed a sensitivity analysis related to the aggregate fair value of our outstanding foreign exchange contracts, as shown below (in millions):

		Estimated Change in Fair Value
December 31	Hypothetical Change % (2)	2016	2015
U.S. dollar	10%	$50	$38
Euro	10%	35	63

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
In addition to the transactional exposure described above, our operating results are impacted by the translation of our foreign operating income into U.S. dollars ("translational exposure"). In 2016, net sales outside of the United States accounted for 77% of our consolidated net sales, although certain non-U.S. sales are U.S. dollar denominated. We do not enter into foreign exchange contracts to mitigate our translational exposure.
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
We have commodity price risk with respect to purchases of certain raw materials, including steel, copper, diesel fuel, chemicals, resins and leather. Our main cost exposures relate to steel, copper and leather. The majority of the steel used in our products is comprised of fabricated components that are integrated into a seat system, such as seat frames, recliner mechanisms, seat tracks and other mechanical components. Therefore, our exposure to changes in steel prices is primarily indirect, through these purchased components. Approximately 91% of our copper purchases and a significant portion of our leather purchases are subject to price index agreements with our customers.
For further information related to the financial instruments described above, see Note 13, "Financial Instruments," to the consolidated financial statements included in this Report.
Other Matters
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of December 31, 2016, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $11 million. In addition, as of December 31, 2016, we had recorded reserves for product liability claims and environmental matters of $49 million and $9 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Part I — Item 1A, "Risk Factors." For a more complete description of our outstanding material legal proceedings, see Note 11, "Commitments and Contingencies," to the consolidated financial statements included in this Report.
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
Impairment of Goodwill
As of December 31, 2016 and 2015, we had recorded goodwill of $1,121 million and $1,054 million, respectively. Goodwill is not amortized but is tested for impairment on at least an annual basis. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment is more likely than not to have occurred. In conducting our annual impairment testing, we may first perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If not, no further goodwill impairment testing is performed. If it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or if we elect not to perform a qualitative assessment of a reporting unit, we then compare the fair value of the reporting unit to the related net book value. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. We conduct our annual impairment testing as of the first day of our fourth quarter.
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

In 2016, we performed a combination of qualitative and quantitative assessments of our reporting units. All assessments were completed as of the first day of our fourth quarter. The assessments indicated that the fair value of each of the reporting units exceeded its respective carrying value. We do not believe that any of our reporting units is at risk for impairment.
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
For the years ended December 31, 2016, 2015 and 2014, we recognized fixed asset impairment charges of $5 million, $4 million and $1 million, respectively, in conjunction with our restructuring actions, as well as additional fixed asset impairment charges of $1 million, $2 million and $2 million, respectively. See Note 4, "Restructuring," to the consolidated financial statements included in this Report.
Impairment of Investments in Affiliates
As of December 31, 2016 and 2015, we had aggregate investments in affiliates of $154 million and $157 million, respectively. We monitor our investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If we determine that an other-than-temporary decline in value has occurred, we recognize an impairment loss, which is measured as the difference between the recorded book value and the fair value of the investment. Fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values. A deterioration in industry conditions and decline in the operating results of our non-consolidated affiliates could result in the impairment of our investments.
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

Approximately 8% of our active workforce is covered by defined benefit pension plans, and less than 1% of our active workforce is covered by other postretirement benefit plans. Pension plans provide benefits based on plan-specific benefit formulas as defined by the applicable plan documents. Postretirement benefit plans generally provide for the continuation of medical benefits for all eligible employees. We also have contractual arrangements with certain employees which provide for supplemental retirement benefits. In general, our policy is to fund our pension benefit obligation based on legal requirements, tax and liquidity considerations and local practices. We do not fund our postretirement benefit obligation.
Pension and other postretirement obligations as of December 31, 2016, are shown below (in millions, except rates):

	Pension	Other Postretirement
Benefit obligation	$991	$104
Unfunded status	$211	$104

Weighted average actuarial assumptions used in determining the benefit obligations:
Discount rate -
Domestic plans	4.1%	3.9%
Foreign plans	3.3%	3.9%
Net periodic benefit cost for the year ended December 31, 2016, and forecasted net periodic benefit cost for the year ending December 31, 2017, are shown below (in millions, except rates):

	Pension	Other Postretirement
2016 net periodic benefit cost, including a pension settlement loss of $34.4 million	$37	$4

Weighted average actuarial assumptions used in determining the net periodic benefit cost:
Discount rate -
Domestic plans	4.4%	4.2%
Foreign plans	3.8%	4.2%

Expected return on plan assets -
Domestic plans	7.5%	N/A
Foreign plans	6.3%	N/A

2017 forecasted net periodic benefit cost	$5	$2

Weighted average actuarial assumptions used in determining the net periodic benefit cost:
Discount rate -
Domestic plans	4.1%	3.9%
Foreign plans	3.3%	3.9%

Expected return on plan assets -
Domestic plans	7.3%	N/A
Foreign plans	6.3%	N/A
The determination of the discount rate is generally based on an index created from a hypothetical bond portfolio consisting of high-quality fixed income securities with durations that match the timing of expected benefit payments. Changes in the selected discount rate could have a material impact on the projected benefit obligations, unfunded status and related net periodic benefit cost of our pension and other postretirement benefit plans.
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
The sensitivity to a 100 basis point ("bp") decrease in the discount rate and expected return on plan assets is shown below (in millions):

	Increase in Benefit Obligation		Increase in 2017 Net Periodic Benefit Cost
	Pension	Other Postretirement	Pension	Other Postretirement
100 bp decrease in discount rate	$144	$14	$2	$1

100 bp decrease in expected return on plan assets	N/A	N/A	$8	N/A
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
Our current and future provision for income taxes is impacted by the initial recognition of and changes in valuation allowances in certain countries. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future provision for income taxes will include no tax benefit with respect to losses incurred and, except for certain jurisdictions, no tax expense with respect to income generated in these countries until the respective valuation allowances are eliminated. Accordingly, income taxes are impacted by changes in valuation allowances and the mix of earnings among jurisdictions. We evaluate the realizability of our deferred tax assets on a quarterly basis. In completing this evaluation, we consider all available evidence in order to determine whether, based on the weight of the evidence, a valuation allowance for our deferred tax assets is necessary. Such evidence includes historical results, future reversals of existing taxable temporary differences and expectations for future taxable income (exclusive of the reversal of temporary differences and carryforwards), as well as the implementation of feasible and prudent tax planning strategies. If, based on the weight of the evidence, it is more likely than not that all or a portion of our deferred tax assets will not be realized, a valuation allowance is recorded. As of December 31, 2016, we had a valuation allowance related to tax loss and credit carryforwards and other deferred tax assets of $34 million in the United States and $412 million in several international jurisdictions. If operating results improve or decline on a continual basis in a particular jurisdiction, our decision regarding the need for a valuation allowance could change, resulting in either the initial recognition or reversal of a valuation allowance in that jurisdiction, which could have a significant impact on income tax expense in the period recognized and subsequent periods. In determining the provision for income taxes for financial statement purposes, we make certain estimates and judgments, which affect our evaluation of the carrying value of our deferred tax assets, as well as our calculation of certain tax liabilities.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2016, there were no material changes in the methods or policies used to establish estimates and assumptions. Other matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of fixed and intangible assets, unsettled pricing discussions with customers and suppliers, restructuring accruals, deferred tax asset valuation allowances and income taxes, pension and other postretirement benefit plan assumptions, accruals related to litigation, warranty and environmental remediation costs and self-insurance accruals. Actual results may differ significantly from our estimates.
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

•	the impact of potential changes in tax and trade policies in the United States and related actions by countries in which we do business;

•	the anticipated changes in economic and other relationships between the United Kingdom and the European Union; and

•	other risks, described in Part I — Item 1A, "Risk Factors," as well as the risks and information provided from time to time in our filings with the Securities and Exchange Commission.
The forward-looking statements in this Report are made as of the date hereof, and we do not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date hereof.

ITEM 8 – CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Lear Corporation
We have audited the accompanying consolidated balance sheets of Lear Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lear Corporation and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lear Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 7, 2017, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Detroit, Michigan
February 7, 2017

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting
The Board of Directors and Shareholders of Lear Corporation
We have audited Lear Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Lear Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Lear Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of Lear Corporation and subsidiaries, and our report dated February 7, 2017, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Detroit, Michigan
February 7, 2017

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

December 31,	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$1,271.6	$1,196.6
Accounts receivable	2,746.5	2,590.0
Inventories	1,020.6	947.6
Other	610.6	552.4
Total current assets	5,649.3	5,286.6
Long-Term Assets:
Property, plant and equipment, net	2,019.3	1,826.5
Goodwill	1,121.3	1,053.8
Other	1,110.7	1,238.9
Total long-term assets	4,251.3	4,119.2
Total assets	$9,900.6	$9,405.8
Liabilities and Equity
Current Liabilities:
Short-term borrowings	$8.6	$—
Accounts payable and drafts	2,640.5	2,504.4
Accrued liabilities	1,497.6	1,312.1
Current portion of long-term debt	35.6	23.1
Total current liabilities	4,182.3	3,839.6
Long-Term Liabilities:
Long-term debt	1,898.0	1,931.7
Other	627.4	616.8
Total long-term liabilities	2,525.4	2,548.5
Equity:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 shares of Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 80,563,291 shares issued as of December 31, 2016 and 2015, respectively	0.8	0.8
Additional paid-in capital	1,385.3	1,451.9
Common stock held in treasury, 11,131,648 and 6,099,078 shares as of December 31, 2016 and 2015, respectively, at cost	(1,200.2)	(623.0)
Retained earnings	3,706.9	2,827.8
Accumulated other comprehensive loss	(835.6)	(730.1)
Lear Corporation stockholders’ equity	3,057.2	2,927.4
Noncontrolling interests	135.7	90.3
Equity	3,192.9	3,017.7
Total liabilities and equity	$9,900.6	$9,405.8
The accompanying notes are an integral part of these consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except share and per share data)

For the year ended December 31,	2016	2015	2014
Net sales	$18,557.6	$18,211.4	$17,727.3
Cost of sales	16,455.5	16,391.6	16,234.5
Selling, general and administrative expenses	621.9	580.5	529.9
Amortization of intangible assets	53.0	52.5	33.7
Interest expense	82.5	86.7	67.5
Other expense, net	6.4	68.6	74.3
Consolidated income before provision for income taxes and equity in net income of affiliates	1,338.3	1,031.5	787.4
Provision for income taxes	370.2	285.5	121.4
Equity in net income of affiliates	(72.4)	(49.8)	(36.3)
Consolidated net income	1,040.5	795.8	702.3
Less: Net income attributable to noncontrolling interests	65.4	50.3	29.9
Net income attributable to Lear	$975.1	$745.5	$672.4

Basic net income per share attributable to Lear	$13.48	$9.71	$8.39

Diluted net income per share attributable to Lear	$13.33	$9.59	$8.23

Average common shares outstanding	72,345,436	76,754,270	80,187,516

Average diluted shares outstanding	73,124,949	77,767,017	81,728,479
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

For the year ended December 31,	2016	2015	2014
Consolidated net income	$1,040.5	$795.8	$702.3
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	1.8	24.6	(114.7)
Derivative instruments and hedging activities	(6.4)	(5.5)	(27.9)
Foreign currency translation adjustments	(109.5)	(251.1)	(195.2)
Total other comprehensive loss	(114.1)	(232.0)	(337.8)
Consolidated comprehensive income	926.4	563.8	364.5
Less: Comprehensive income attributable to noncontrolling interests	56.8	46.4	28.0
Comprehensive income attributable to Lear	$869.6	$517.4	$336.5
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury	Retained Earnings
Balance at December 31, 2013	$—	$0.9	$1,652.9	$(362.1)	$1,920.3
Comprehensive income (loss):
Net income	—	—	—	—	672.4
Other comprehensive loss	—	—	—	—	—
Total comprehensive income (loss)	—	—	—	—	672.4
Stock-based compensation	—	—	70.7	—	—
Excess tax benefits related to stock-based compensation	—	—	0.9	—	—
Net issuances of 868,746 shares held in treasury in settlement of stock-based compensation	—	—	(43.6)	21.2	—
Repurchases of 3,805,114 shares of common stock at an average price of $93.52 per share	—	—	(55.5)	(355.9)	—
Retirement of 8,000,000 shares held in treasury at average price of $64.98 per share	—	(0.1)	(155.9)	519.9	(363.9)
Dividends declared to Lear Corporation stockholders	—	—	—	—	(67.1)
Dividends paid to noncontrolling interests	—	—	—	—	—
Acquisition of outstanding noncontrolling interests	—	—	5.7	—	—
Sale of controlling interest	—	—	—	—	—
Balance at December 31, 2014	$—	$0.8	$1,475.2	$(176.9)	$2,161.7
Comprehensive income (loss):
Net income	—	—	—	—	745.5
Other comprehensive income (loss)	—	—	—	—	—
Total comprehensive income (loss)	—	—	—	—	745.5
Stock-based compensation	—	—	65.7	—	—
Excess tax benefits related to stock-based compensation	—	—	2.5	—	—
Net issuances of 807,015 shares held in treasury in settlement of stock-based compensation	—	—	(91.5)	41.3	—
Repurchases of 4,366,365 shares of common stock at an average price of $111.62 per share	—	—	—	(487.4)	—
Dividends declared to Lear Corporation stockholders	—	—	—	—	(79.4)
Dividends paid to noncontrolling interests	—	—	—	—	—
Additions to noncontrolling interests	—	—	—	—	—
Balance at December 31, 2015	$—	$0.8	$1,451.9	$(623.0)	$2,827.8
Comprehensive income (loss):
Net income	—	—	—	—	975.1
Other comprehensive income (loss)	—	—	—	—	—
Total comprehensive income (loss)	—	—	—	—	975.1
Stock-based compensation	—	—	68.2	—	—
Excess tax benefits related to stock-based compensation	—	—	8.8	—	—
Net issuances of 783,793 shares held in treasury in settlement of stock-based compensation	—	—	(124.2)	81.6	(4.7)
Repurchases of 5,816,363 shares of common stock at an average price of $113.26 per share	—	—	—	(658.8)	—
Dividends declared to Lear Corporation stockholders	—	—	—	—	(89.1)
Dividends declared to noncontrolling interests	—	—	—	—	—
Consolidation of affiliate	—	—	—	—	—
Acquisition of outstanding noncontrolling interests	—	—	(19.4)	—	—
Noncontrolling interests — other	—	—	—	—	(2.2)
Balance at December 31, 2016	$—	$0.8	$1,385.3	$(1,200.2)	$3,706.9
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(In millions, except share data)

	Accumulated Other Comprehensive Loss, net of tax
	Defined Benefit Plans	Derivative Instruments and Hedging Activities	Cumulative Translation Adjustments	Lear Corporation Stockholders’ Equity	Non-controlling Interests	Equity
Balance at December 31, 2013	$(104.5)	$(5.3)	$(56.3)	$3,045.9	$103.6	$3,149.5
Comprehensive income (loss):
Net income	—	—	—	672.4	29.9	702.3
Other comprehensive loss	(114.7)	(27.9)	(193.3)	(335.9)	(1.9)	(337.8)
Total comprehensive income (loss)	(114.7)	(27.9)	(193.3)	336.5	28.0	364.5
Stock-based compensation	—	—	—	70.7	—	70.7
Excess tax benefits related to stock-based compensation	—	—	—	0.9	—	0.9
Net issuances of 868,746 shares held in treasury in settlement of stock-based compensation	—	—	—	(22.4)	—	(22.4)
Repurchases of 3,805,114 shares of common stock at an average price of $93.52 per share	—	—	—	(411.4)	—	(411.4)
Retirement of 8,000,000 shares held in treasury at average price of $64.98 per share	—	—	—	—	—	—
Dividends declared to Lear Corporation stockholders	—	—	—	(67.1)	—	(67.1)
Dividends paid to noncontrolling interests	—	—	—	—	(25.9)	(25.9)
Acquisition of outstanding noncontrolling interests	—	—	—	5.7	(23.7)	(18.0)
Sale of controlling interest	—	—	—	—	(11.5)	(11.5)
Balance at December 31, 2014	$(219.2)	$(33.2)	$(249.6)	$2,958.8	$70.5	$3,029.3
Comprehensive income (loss):
Net income	—	—	—	745.5	50.3	795.8
Other comprehensive income (loss)	24.6	(5.5)	(247.2)	(228.1)	(3.9)	(232.0)
Total comprehensive income (loss)	24.6	(5.5)	(247.2)	517.4	46.4	563.8
Stock-based compensation	—	—	—	65.7	—	65.7
Excess tax benefits related to stock-based compensation	—	—	—	2.5	—	2.5
Net issuances of 807,015 shares held in treasury in settlement of stock-based compensation	—	—	—	(50.2)	—	(50.2)
Repurchases of 4,366,365 shares of common stock at an average price of $111.62 per share	—	—	—	(487.4)	—	(487.4)
Dividends declared to Lear Corporation stockholders	—	—	—	(79.4)	—	(79.4)
Dividends paid to noncontrolling interests	—	—	—	—	(29.3)	(29.3)
Additions to noncontrolling interests	—	—	—	—	2.7	2.7
Balance at December 31, 2015	$(194.6)	$(38.7)	$(496.8)	$2,927.4	$90.3	$3,017.7
Comprehensive income (loss):
Net income	—	—	—	975.1	65.4	1,040.5
Other comprehensive income (loss)	1.8	(6.4)	(100.9)	(105.5)	(8.6)	(114.1)
Total comprehensive income (loss)	1.8	(6.4)	(100.9)	869.6	56.8	926.4
Stock-based compensation	—	—	—	68.2	—	68.2
Excess tax benefits related to stock-based compensation	—	—	—	8.8	—	8.8
Net issuances of 783,793 shares held in treasury in settlement of stock-based compensation	—	—	—	(47.3)	—	(47.3)
Repurchases of 5,816,363 shares of common stock at an average price of $113.26 per share	—	—	—	(658.8)	—	(658.8)
Dividends declared to Lear Corporation stockholders	—	—	—	(89.1)	—	(89.1)
Dividends declared to noncontrolling interests	—	—	—	—	(41.2)	(41.2)
Consolidation of affiliate	—	—	—	—	41.0	41.0
Acquisition of outstanding noncontrolling interests	—	—	—	(19.4)	(13.4)	(32.8)
Noncontrolling interests — other	—	—	—	(2.2)	2.2	—
Balance at December 31, 2016	$(192.8)	$(45.1)	$(597.7)	$3,057.2	$135.7	$3,192.9
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

For the year ended December 31,	2016	2015	2014
Cash Flows from Operating Activities:
Consolidated net income	$1,040.5	$795.8	$702.3
Adjustments to reconcile consolidated net income to net cash provided by operating activities –
Equity in net income of affiliates	(72.4)	(49.8)	(36.3)
Loss on extinguishment of debt	—	14.3	17.9
Fixed asset impairment charges	5.4	5.7	2.6
Deferred tax provision (benefit)	103.6	48.6	(58.0)
Depreciation and amortization	378.2	347.8	310.9
Stock-based compensation	68.2	65.7	70.7
Net change in recoverable customer engineering, development and tooling	(16.9)	(57.8)	7.6
Net change in working capital items (see below)	88.1	58.0	(140.2)
Changes in other long-term liabilities	(12.9)	(20.2)	5.4
Changes in other long-term assets	38.3	44.3	41.4
Other, net	(0.8)	18.7	3.5
Net cash provided by operating activities	1,619.3	1,271.1	927.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(528.3)	(485.8)	(424.7)
Acquisitions, net of cash acquired and use of $350 million restricted cash in 2015 (see non-cash investing activities below) (Note 3)	(155.9)	(499.2)	—
Cash restricted for use - acquisition of Eagle Ottawa	—	—	(350.0)
Other, net	47.1	19.7	(5.9)
Net cash used in investing activities	(637.1)	(965.3)	(780.6)
Cash Flows from Financing Activities:
Credit agreement borrowings	—	500.0	—
Credit agreement repayments	(21.9)	(9.4)	—
Short-term borrowings, net	9.1	—	—
Proceeds from the issuance of senior notes	—	—	975.0
Repurchase of senior notes, net of use of $250 million restricted cash in 2015 (see non-cash financing activities below) (Note 6)	—	(5.0)	(327.1)
Payment of debt issuance and other financing costs	—	—	(18.1)
Cash restricted for use - repurchase of senior notes	—	—	(250.0)
Repurchase of common stock	(658.8)	(487.4)	(411.4)
Dividends paid to Lear Corporation stockholders	(88.8)	(78.5)	(65.3)
Dividends paid to noncontrolling interests	(33.3)	(27.8)	(25.9)
Other, net	(79.2)	(48.2)	(38.0)
Net cash used in financing activities	(872.9)	(156.3)	(160.8)
Effect of foreign currency translation	(34.3)	(47.0)	(30.0)
Net Change in Cash and Cash Equivalents	75.0	102.5	(43.6)
Cash and Cash Equivalents as of Beginning of Period	1,196.6	1,094.1	1,137.7
Cash and Cash Equivalents as of End of Period	$1,271.6	$1,196.6	$1,094.1
Changes in Working Capital Items:
Accounts receivable	$(176.3)	$(173.4)	$(358.7)
Inventories	(53.5)	4.1	(91.2)
Accounts payable (including $45.7 million of cash paid in 2015 in conjunction with the acquisition of Eagle Ottawa to settle pre-existing accounts payable)	157.6	76.2	231.3
Accrued liabilities and other	160.3	151.1	78.4
Net change in working capital items	$88.1	$58.0	$(140.2)
Supplementary Disclosure:
Cash paid for interest	$88.8	$85.6	$70.7
Cash paid for income taxes, net of refunds received of $16.4 million in 2016, $11.9 million in 2015 and $24.0 million in 2014	$237.6	$218.7	$154.6
Non-cash Investing Activities:
Cash restricted for use - acquisition of Eagle Ottawa	$—	$(350.0)	$—
Non-cash Financing Activities:
Cash restricted for use - repurchase of senior notes	$—	$(250.0)	$—
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
Accounts Receivable
The Company records accounts receivable as title is transferred to its customers. The Company’s customers are the world’s major automotive manufacturers. The Company records accounts receivable reserves for known collectibility issues, as such issues relate to specific transactions or customer balances. As of December 31, 2016 and 2015, accounts receivable are reflected net of reserves of $32.8 million and $34.4 million, respectively. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected. Generally, the Company does not require collateral for its accounts receivable.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. The Company records reserves for inventory in excess of production and/or forecasted requirements and for obsolete inventory in production and service inventories. As of December 31, 2016 and 2015, inventories are reflected net of reserves of $94.4 million and $93.9 million, respectively. A summary of inventories is shown below (in millions):

December 31,	2016	2015
Raw materials	$746.3	$706.8
Work-in-process	106.4	90.2
Finished goods	167.9	150.6
Inventories	$1,020.6	$947.6
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
During 2016 and 2015, the Company capitalized $179.3 million and $193.7 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During 2016 and 2015, the Company also capitalized

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

$96.0 million and $121.0 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying consolidated balance sheets as of December 31, 2016 and 2015. During 2016 and 2015, the Company collected $264.6 million and $266.4 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer E&D and tooling costs related to long-term supply agreements is shown below (in millions):

December 31,	2016	2015
Current	$185.9	$162.0
Long-term	43.4	53.7
Recoverable customer E&D and tooling	$229.3	$215.7
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

Buildings and improvements	10 to 40 years
Machinery and equipment	5 to 10 years
A summary of property, plant and equipment is shown below (in millions):

December 31,	2016	2015
Land	$101.7	$97.9
Buildings and improvements	648.1	560.4
Machinery and equipment	2,459.6	2,125.8
Construction in progress	296.4	274.9
Total property, plant and equipment	3,505.8	3,059.0
Less – accumulated depreciation	(1,486.5)	(1,232.5)
Net property, plant and equipment	$2,019.3	$1,826.5
For the years ended December 31, 2016, 2015 and 2014, depreciation expense was $325.2 million, $295.3 million and $277.2 million, respectively. As of December 31, 2016, 2015 and 2014, capital expenditures recorded in accounts payable totaled $117.8 million, $91.6 million and $86.7 million, respectively.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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
In 2016, the Company performed a combination of qualitative and quantitative assessments of its reporting units. All assessments were completed as of the first day of the Company’s fourth quarter. The assessments indicated that the fair value of each of the reporting units exceeded its respective carrying value. The Company does not believe that any of its reporting units is at risk for impairment.
A summary of the changes in the carrying amount of goodwill for each of the periods in the two years ended December 31, 2016, is shown below (in millions):

	Seating	E-Systems	Total
Balance as of December 31, 2014	$726.2	$—	$726.2
Acquisitions	343.7	27.0	370.7
Foreign currency translation and other	(43.1)	—	(43.1)
Balance as of December 31, 2015	1,026.8	27.0	1,053.8
Acquisitions	72.0	2.6	74.6
Consolidation of affiliate	8.9	—	8.9
Foreign currency translation and other	(16.5)	0.5	(16.0)
Balance as of December 31, 2016	$1,091.2	$30.1	$1,121.3
For further information related to acquisitions and the consolidation of an affiliate, see Note 3, "Acquisitions," and Note 5, "Investments in Affiliates and Other Related Party Transactions."
Intangible Assets
As of December 31, 2016, intangible assets consist primarily of certain intangible assets recorded in connection with the acquisitions of Guilford Mills in 2012, Everett Smith Group, Ltd., the parent company of Eagle Ottawa, LLC, in 2015 and AccuMED in 2016 (Note 3, "Acquisitions"). These intangible assets were recorded at their estimated fair value, based on independent appraisals, as of the transaction or acquisition date. The value assigned to technology intangibles is based on the royalty savings method, which applies a hypothetical royalty rate to projected revenues attributable to the identified technologies. Royalty rates were determined based primarily on analysis of market information. The customer-based intangible asset includes the acquired entity's established relationships with its customers and the ability of these customers to generate future economic profits for the Company. The value assigned to customer-based intangibles is based on the present value of future earnings attributable to the asset group after recognition of required returns to other contributory assets.
A summary of intangible assets as of December 31, 2016 and 2015, is shown below (in millions):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (years)
Technology	$24.6	$(16.4)	$8.2	8.6
Customer-based	338.2	(68.3)	269.9	7.4
Other	10.7	(1.7)	9.0	5.8
Balance as of December 31, 2016	$373.5	$(86.4)	$287.1	7.5
Intangible assets with a gross carrying value of $153.6 million became fully amortized in 2016 and are no longer included in the intangible asset gross carrying value or accumulated amortization as of December 31, 2016.

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

Year	Expense
2017	$40.2
2018	36.2
2019	35.7
2020	34.0
2021	32.2
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
For the years ended December 31, 2016, 2015 and 2014, the Company recognized fixed asset impairment charges of $4.7 million, $3.9 million and $0.5 million, respectively, in conjunction with its restructuring actions (Note 4, "Restructuring"), as well as additional fixed asset impairment charges of $0.7 million, $1.8 million and $2.1 million, respectively.
Fixed asset impairment charges are recorded in cost of sales in the accompanying consolidated statements of income for the years ended December 31, 2016, 2015 and 2014.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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
Engineering and Development
Costs incurred in connection with product launch, to the extent not recoverable from the Company’s customers, are charged to cost of sales as incurred. All other engineering and development costs are charged to selling, general and administrative expenses when incurred. Engineering and development costs charged to selling, general and administrative expenses totaled $143.7 million, $126.8 million and $102.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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

For the year ended December 31,	2016	2015	2014
Other expense	$42.2	$71.4	$82.4
Other income	(35.8)	(2.8)	(8.1)
Other expense, net	$6.4	$68.6	$74.3
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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
Transaction gains and losses that arise from foreign exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except certain long-term intercompany transactions, are included in the consolidated statements of income as incurred. For the years ended December 31, 2016, 2015 and 2014, other expense, net includes net foreign currency transaction losses of $7.6 million, $28.5 million and $32.1 million, respectively.
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
A summary of information used to compute basic net income per share attributable to Lear is shown below (in millions, except share and per share data):

For the year ended December 31,	2016	2015	2014
Net income attributable to Lear	$975.1	$745.5	$672.4

Average common shares outstanding	72,345,436	76,754,270	80,187,516

Basic net income per share attributable to Lear	$13.48	$9.71	$8.39

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of information used to compute diluted net income per share attributable to Lear is shown below (in millions, except share and per share data):

For the year ended December 31,	2016	2015	2014
Net income attributable to Lear	$975.1	$745.5	$672.4

Average common shares outstanding	72,345,436	76,754,270	80,187,516
Dilutive effect of common stock equivalents	779,513	1,012,747	1,540,963
Average diluted shares outstanding	73,124,949	77,767,017	81,728,479

Diluted net income per share attributable to Lear	$13.33	$9.59	$8.23
Product Warranty
Product warranty reserves are recorded when liability is probable and related amounts are reasonably estimable.
Segment Reporting
The Company has two reportable operating segments: seating, which includes complete seat systems and all major seat components, including seat covers and surface materials such as leather and fabric, seat structures and mechanisms, seat foam and headrests, and E-Systems (formerly electrical), which includes complete electrical distribution systems, electronic control modules and associated software and wireless communication modules. Key components in the electrical distribution system include wiring harnesses, terminals and connectors and junction boxes, including components for high power and hybrid electric systems. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment.
Each of the Company’s operating segments reports its results from operations and makes its requests for capital expenditures directly to the chief operating decision maker. The economic performance of each operating segment is driven primarily by automotive production volumes in the geographic regions in which it operates, as well as by the success of the vehicle platforms for which it supplies products. Also, each operating segment operates in the competitive Tier 1 automotive supplier environment and is continually working with its customers to manage costs and improve quality. The Company’s production processes generally make use of hourly labor, dedicated facilities, sequential manufacturing and assembly processes and commodity raw materials.
The Company evaluates the performance of its operating segments based primarily on (i) revenues from external customers, (ii) pretax income before equity in net income of affiliates, interest expense and other expense ("segment earnings") and (iii) cash flows, being defined as segment earnings less capital expenditures plus depreciation and amortization.
The accounting policies of the Company’s operating segments are the same as those described in this note to the consolidated financial statements.
Derivative Instruments and Hedging Activities
The Company has used derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts, to reduce the effects of fluctuations in foreign exchange rates and interest rates and the resulting variability of the Company’s operating results. The Company is not a party to leveraged derivatives. The Company’s derivative financial instruments are subject to master netting arrangements that provide for the net settlement of contracts, by counterparty, in the event of default or termination. On the date that a derivative contract for a hedging instrument is entered into, the Company designates the derivative as either (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge), (2) a hedge of the exposure of a forecasted transaction or of the variability in the cash flows of a recognized asset or liability (a cash flow hedge) or (3) a hedge of a net investment in a foreign operation (a net investment hedge).
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2016, there were no material changes in the methods or policies used to establish estimates and assumptions. Other matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of fixed and intangible assets and unsettled pricing discussions with customers and suppliers (Note 2, "Summary of Significant Accounting Policies"); acquisitions (Note 3, "Acquisitions"); restructuring accruals (Note 4, "Restructuring"); deferred tax asset valuation allowances and income taxes (Note 7, "Income Taxes"); pension and other postretirement benefit plan assumptions (Note 8, "Pension and Other Postretirement Benefit Plans"); accruals related to litigation, warranty and environmental remediation costs (Note 11, "Commitments and Contingencies"); and self-insurance accruals. Actual results may differ significantly from the Company’s estimates.
Reclassifications
Certain amounts in prior years’ financial statements have been reclassified to conform to the presentation used in the year ended December 31, 2016.
(3) Acquisitions
AccuMED
On December 21, 2016, the Company completed the acquisition of 100% of the outstanding equity interests of AccuMED Holdings Corp. ("AccuMED"), a privately-held developer and manufacturer of specialty fabrics for $148.6 million, net of cash acquired. AccuMED has annual sales of approximately $80 million. The AccuMED acquisition was accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying consolidated balance sheet as of December 31, 2016. The operating results and cash flows of AccuMED are included in the accompanying consolidated financial statements from the date of acquisition and in the Company's seating segment. The purchase price and preliminary allocation are shown below (in millions):

Purchase price paid, net of cash acquired	$148.6

Property, plant and equipment	$13.9
Other assets purchased and liabilities assumed, net	9.7
Goodwill	72.0
Intangible assets	53.0
Preliminary purchase price allocation	$148.6
Recognized goodwill is attributable to the assembled workforce, expected synergies and other intangible assets that do not qualify for separate recognition.
Intangible assets consist of provisional amounts recognized for the fair value of customer-based assets. Customer-based assets include AccuMED's established relationships with its customers and the ability of these customers to generate future economic profits for the Company. It is estimated that these intangible assets have a weighted average useful life of approximately fifteen years.

The purchase price and related allocation are preliminary and will be revised as a result of adjustments made to the purchase price and additional information regarding projected financial information, assets acquired and liabilities assumed, including, but not limited to, certain tax attributes, contingent liabilities and revisions of provisional estimates of fair values resulting from the completion of independent appraisals and valuations of property, plant and equipment and intangible assets.
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
The Eagle Ottawa acquisition was accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying consolidated balance sheets as of December 2016 and 2015. The operating results and cash flows of Eagle Ottawa are included in the accompanying consolidated financial statements from the date of acquisition and in the Company's seating segment. The purchase price and related allocation are shown below (in millions):

Purchase price paid, net of cash acquired	$815.3
Acquisition date contingent consideration	28.6
Net purchase price	$843.9

Property, plant and equipment	$142.4
Other assets purchased and liabilities assumed, net	146.5
Goodwill	343.7
Intangible assets	211.3
Purchase price allocation	$843.9
Contingent consideration represents the discounted value of estimated amounts due to the seller pending the resolution of certain tax matters. As of the acquisition date, the undiscounted value of estimated contingent consideration was $32.0 million. In 2016 and 2015, the Company paid $5.5 million and $3.9 million, respectively, of the contingent consideration, which is reflected as cash used in financing activities in the accompanying consolidated statements of cash flows.
Recognized goodwill is attributable to the assembled workforce, expected synergies and other intangible assets that do not qualify for separate recognition.
Intangible assets consist of amounts recognized for the fair value of customer-based assets and were based on an independent appraisal. Customer-based assets include Eagle Ottawa's established relationships with its customers and the ability of these customers to generate future economic profits for the Company and have a weighted average useful life of approximately ten years.
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

Subsequent Event
On February 6, 2017, the Company signed a definitive agreement to acquire Grupo Antolin's automotive seating business. Grupo Antolin's seating business is headquartered in France with sales and operations concentrated in five European countries. Grupo Antolin's seating business is comprised of just-in-time seat assembly, as well as seat structures, mechanisms and trim. The transaction is valued at approximately €286 million on a cash and debt free basis. The closing of the transaction is expected to occur in the second quarter of 2017 and is subject to customary conditions, including regulatory approvals.
(4) Restructuring
In 2016, the Company recorded charges of $63.6 million in connection with its restructuring actions. These charges consist of $55.4 million recorded as cost of sales, $8.5 million recorded as selling, general and administrative expenses and $0.3 million recorded as other income. The restructuring charges consist of employee termination benefits of $54.1 million, asset impairment charges of $4.7 million and contract termination costs of $0.1 million, as well as other related costs of $4.7 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values $4.7 million in excess of related estimated fair values. The Company expects to incur approximately $35 million of additional restructuring costs related to activities initiated as of December 31, 2016, and expects that the components of such costs will be consistent with its historical experience. Any future restructuring actions will depend upon market conditions, customer actions and other factors.
A summary of 2016 activity is shown below (in millions):

	Accrual as of	2016	Utilization		Accrual as of
	January 1, 2016	Charges	Cash	Non-cash	December 31, 2016
Employee termination benefits	$66.5	$54.1	$(51.2)	$—	$69.4
Asset impairments	—	4.7	—	(4.7)	—
Contract termination costs	5.3	0.1	(0.8)	—	4.6
Other related costs	—	4.7	(4.7)	—	—
Total	$71.8	$63.6	$(56.7)	$(4.7)	$74.0
In 2015, the Company recorded charges of $88.8 million in connection with its restructuring actions. These charges consist of $68.4 million recorded as cost of sales, $18.4 million recorded as selling, general and administrative expenses and $2.0 million recorded as other expense, net. The restructuring charges consist of employee termination benefits of $70.0 million, asset impairment charges of $3.9 million, a pension benefit plan curtailment loss of $7.7 million and other contract termination costs of $1.7 million, as well as other related costs of $5.5 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values $3.9 million in excess of related estimated fair values.
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
In 2014, the Company recorded charges of $107.0 million in connection with its restructuring actions. These charges consist of $86.8 million recorded as cost of sales, $19.2 million recorded as selling, general and administrative expenses and $1.0 million recorded as other expense, net. The restructuring charges consist of employee termination benefits of $88.6 million, asset impairment charges of $0.5 million and contract termination costs $0.5 million, as well as other related costs of $17.4 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $0.5 million in excess of related estimated fair values.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of 2014 activity is shown below (in millions):

	Accrual as of	2014	Utilization		Accrual as of
	January 1, 2014	Charges	Cash	Non-cash	December 31, 2014
Employee termination benefits	$38.7	$88.6	$(82.2)	$—	$45.1
Asset impairments	—	0.5	—	(0.5)	—
Contract termination costs	5.6	0.5	(1.0)	—	5.1
Other related costs	—	17.4	(17.4)	—	—
Total	$44.3	$107.0	$(100.6)	$(0.5)	$50.2
(5) Investments in Affiliates and Other Related Party Transactions
The Company’s beneficial ownership in affiliates accounted for under the equity method is shown below:

December 31,	2016	2015	2014
Shanghai Lear STEC Automotive Parts Co., Ltd. (China)	55%	55%	55%
Beijing BHAP Lear Automotive Systems Co., Ltd. (China)	50	50	50
Dong Kwang Lear Yuhan Hoesa (Korea)	50	50	50
Industrias Cousin Freres, S.L. (Spain)	50	50	50
Jiangxi Jiangling Lear Interior Systems Co., Ltd. (China)	50	50	50
Lear Dongfeng Automotive Seating Co., Ltd. (China)	50	50	50
Changchun Lear FAWSN Automotive Electrical and Electronics Co., Ltd. (China)	49	49	49
Changchun Lear FAWSN Automotive Seat Systems Co., Ltd. (China)	49	49	49
Honduras Electrical Distribution Systems S. de R.L. de C.V. (Honduras)	49	49	49
Kyungshin-Lear Sales and Engineering LLC	49	49	49
eLumigen, LLC	46	30	30
Beijing Lear Dymos Automotive Systems Co., Ltd. (China)	40	40	40
Dymos Lear Automotive India Private Limited (India)	35	35	35
RevoLaze, LLC	20	20	20
HB Polymer Company, LLC	10	10	10
Beijing BAI Lear Automotive Systems Co., Ltd. (China)	—	50	50
Summarized group financial information for affiliates accounted for under the equity method as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015 and 2014, is shown below (unaudited; in millions):

December 31,	2016	2015
Balance sheet data:
Current assets	$1,011.0	$977.7
Non-current assets	197.3	211.5
Current liabilities	850.5	823.2
Non-current liabilities	26.6	34.2

For the year ended December 31,	2016	2015	2014
Income statement data:
Net sales	$2,186.4	$2,087.8	$2,074.4
Gross profit	200.6	155.5	123.4
Income before provision for income taxes	195.3	127.4	112.3
Net income attributable to affiliates	155.4	96.0	85.6

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of amounts recorded in the Company's consolidated balance sheets related to its affiliates is shown below (in millions):

December 31,	2016	2015
Aggregate investment in affiliates	$153.5	$156.5
Receivables due from affiliates (including notes and advances)	121.8	95.5
Payables due to affiliates	4.3	7.7
A summary of transactions with affiliates accounted for under the equity method and other related parties is shown below (in millions):

For the year ended December 31,	2016	2015	2014
Sales to affiliates	$147.0	$198.5	$292.5
Purchases from affiliates	17.8	26.3	32.1
Management and other fees for services provided to affiliates	25.3	36.8	26.9
Dividends received from affiliates	35.6	54.1	25.0
The Company’s investment in Shanghai Lear STEC Automotive Parts Co., Ltd. is accounted for under the equity method as the result of certain approval rights granted to the minority shareholders, including approval of the annual budget, business plan and the appointment or dismissal of management. The Company’s investment in HB Polymer Company, LLC is accounted for under the equity method as the Company’s interest in this entity is similar to a partnership interest.
2016
On June 21, 2016, the Company gained control of Beijing BAI Lear Automotive Systems Co., Ltd. (“Beijing BAI”) by amending the existing joint venture agreement to eliminate the substantive participating rights of its joint venture partner. Prior to the amendment, Beijing BAI was accounted for under the equity method. The consolidation of Beijing BAI was accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying consolidated balance sheet as of December 31, 2016. The operating results and cash flows of Beijing BAI are included in the accompanying consolidated financial statements from the date of the amended joint venture agreement and in the Company's seating segment.
A summary of the fair value of the assets acquired and liabilities assumed in conjunction with the consolidation is shown below (in millions):

Property, plant and equipment	$20.7
Other assets and liabilities assumed, net	40.4
Goodwill	8.9
Intangible assets	34.0
$104.0
Recognized goodwill is attributable to the assembled workforce, expected synergies and other intangible assets that do not qualify for separate recognition.
Intangible assets consist of amounts recognized for the fair value of customer-based assets and were based on an independent appraisal. Customer-based assets include Beijing BAI’s established relationships with its customers and the ability of these customers to generate future economic profits for the Company. It is estimated that these intangible assets have a weighted average useful life of approximately eight years.
As of the date of consolidation, the fair value of the Company’s previously held equity interest in Beijing BAI was $63.0 million, and the fair value of the noncontrolling interest in Beijing BAI was $41.0 million. As a result of valuing the Company’s previously held equity interest in Beijing BAI at fair value, the Company recognized a gain of $30.3 million, which is included in other expense, net in the accompanying consolidated statement of income for the year ended December 31, 2016.
Also in 2016, the Company acquired an additional ownership interest in eLumigen LLC, thereby increasing its ownership interest to 46% from 30%.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2014
In April 2014, the Company sold its 49% ownership interest in Tacle Seating USA, LLC. The Company did not recognize a significant gain or loss related to this transaction. Also in 2014, the Company acquired an additional ownership interest in eLumigen, LLC, thereby increasing its ownership interest to 30% from 15%.
(6) Debt
Short-Term Borrowings
The Company utilizes uncommitted lines of credit as needed for its short-term working capital fluctuations. As of December 31, 2016 and 2015, the Company had lines of credit from banks totaling $21.4 million and $10.0 million, respectively. As of December 31, 2016, the Company's short-term debt balance was $8.6 million related to draws on the lines of credit. As of December 31, 2015, there were no short-term debt balances outstanding. The remaining unused balance is available for draw subject to certain restrictions imposed by the indentures governing the Notes and the Credit Agreement.
Long-Term Debt
A summary of long-term debt, net of unamortized debt issuance costs, and the related weighted average interest rates is shown below (in millions):

December 31,	2016				2015
Debt Instrument	Long-Term Debt	Debt Issuance Costs (1)	Long-Term Debt, Net	Weighted Average Interest Rate	Long-Term Debt	Debt Issuance Costs (1)	Long-Term Debt, Net	Weighted Average Interest Rate
Credit Agreement — Term Loan Facility	$468.7	$(1.6)	$467.1	2.105%	$490.6	$(2.2)	$488.4	1.78%
4.75% Senior Notes due 2023	500.0	(4.8)	495.2	4.75%	500.0	(5.5)	494.5	4.75%
5.375% Senior Notes due 2024	325.0	(2.8)	322.2	5.375%	325.0	(3.2)	321.8	5.375%
5.25% Senior Notes due 2025	650.0	(6.6)	643.4	5.25%	650.0	(7.5)	642.5	5.25%
Other	5.7	—	5.7	N/A	7.6	—	7.6	N/A
	$1,949.4	$(15.8)	1,933.6		$1,973.2	$(18.4)	1,954.8
Less — Current portion			(35.6)				(23.1)
Long-term debt			$1,898.0				$1,931.7

(1)	Unamortized portion
Senior Notes
As of December 31, 2016, the Company's senior notes consist of $500 million in aggregate principal amount of senior unsecured notes due 2023 at a stated coupon rate of 4.75% (the "2023 Notes"), $325 million in aggregate principal amount of senior unsecured notes due 2024 at a stated coupon rate of 5.375% (the "2024 Notes") and $650 million in aggregate principal amount of senior unsecured notes due 2025 at a stated coupon rate of 5.25% (the "2025 Notes" and together with the 2023 Notes and 2024 Notes, the "Notes").
2023 Notes
The 2023 Notes were issued in January 2013 and mature on January 15, 2023. Interest is payable on January 15 and July 15 of each year. The 2023 Notes were offered and sold in a private transaction to qualified institutional buyers under Rule 144A and, outside of the United States, pursuant to Regulation S of the Securities Act of 1933, as amended (the "Securities Act"). In accordance with the registration rights agreement entered into at the time of the issuance of the 2023 Notes, the Company completed an exchange offer to exchange the 2023 Notes for substantially identical notes registered under the Securities Act in 2014.

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
2025 Notes
The 2025 Notes were issued in November 2014 and mature on January 15, 2025. Interest is payable on January 15 and July 15 of each year. Of the $650 million of proceeds from the offering, net of related issuance costs of $8.4 million, $250 million was restricted for the redemption of the remaining outstanding aggregate principal amount of the 2020 Notes ($245 million) and $350 million was restricted to finance, in part, the acquisition of Eagle Ottawa (Note 3, "Acquisitions"). Cash proceeds restricted for redemption of the 2020 Notes and the acquisition of Eagle Ottawa were recorded in other current assets and other long-term assets, respectively, in the accompanying consolidated balance sheet as of December 31, 2014. In January 2015, the Company used $350 million of restricted cash proceeds from the offering, along with $500 million in borrowings under the Term Loan Facility (see "— Credit Agreement" below), to finance the acquisition of Eagle Ottawa. In March 2015, the Company redeemed the 2020 Notes at a price equal to 104.063% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. In connection with this transaction, the Company paid $255.0 million, including $250 million of restricted cash proceeds from the offering, and recognized a loss of $14.3 million on the extinguishment of debt in the year ended December 31, 2015. The use of restricted cash for the acquisition of Eagle Ottawa and the redemption of the 2020 Notes is reflected as non-cash investing and financing activities, respectively, in the accompanying consolidated statement of cash flows for the year ended December 31, 2015. The remaining proceeds from the offering were used for general corporate purposes, including the payment of fees and expenses associated with the acquisition of Eagle Ottawa and related financing transactions.

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
As of December 31, 2016, the Company was in compliance with all covenants under the indentures governing the Notes.
Credit Agreement
In November 2014, the Company amended and restated its Credit Agreement to, among other things, increase the borrowing capacity of the revolving credit facility (the "Revolving Credit Facility") from $1.0 billion to $1.25 billion, extend the maturity date from January 30, 2018 to November 14, 2019, and establish the $500 million Term Loan Facility, which matures on January 5, 2020. In connection with this transaction, the Company paid related issuance costs of $5.8 million and recorded a loss on the extinguishment of debt of $0.4 million. As of December 31, 2016 and 2015, there were no borrowings outstanding under the Revolving Credit Facility. In 2016, there were no borrowings or repayments under the Revolving Credit Facility. In 2015, aggregate borrowings and repayments under the Revolving Credit Facility were $48.0 million. In January 2015, the Company borrowed $500 million under the Term Loan Facility to finance, in part, the acquisition of Eagle Ottawa. In 2016 and 2015, the Company made required principal payments of $21.9 million and $9.4 million, respectively, under the Term Loan Facility.
Advances under the Revolving Credit Facility generally bear interest at a variable rate per annum equal to (i) the Eurocurrency Rate (as defined in the Credit Agreement) plus an adjustable margin of 1.0% to 2.25% based on the Company’s corporate rating (1.25% as of December 31, 2016), payable on the last day of each applicable interest period but in no event less frequently than quarterly, or (ii) the Adjusted Base Rate (as defined in the Credit Agreement) plus an adjustable margin of 0.0% to 1.25% based on the Company’s corporate rating (0.25% as of December 31, 2016), payable quarterly. A facility fee, which ranges from 0.25% to 0.50% of the total amount committed under the Revolving Credit Facility, is payable quarterly.
Loans under the Term Loan Facility generally bear interest at a variable rate per annum equal to (i) the Eurocurrency Rate (as defined in the Credit Agreement) plus an adjustable margin of 1.25% to 2.25% based on the Company's corporate rating (1.375% as of December 31, 2016), payable on the last day of each applicable interest period but in no event less frequently than quarterly, or (ii) the Adjusted Base Rate (as defined in the Credit Agreement) plus an adjustable margin of 0.25% to 1.25% based on the Company's corporate rating (0.375% as of December 31, 2016), payable quarterly.
The Company's obligations under the Credit Agreement are guaranteed, jointly and severally, on a first priority basis, by certain domestic subsidiaries, which are directly or indirectly 100% owned by Lear (Note 16, "Supplemental Guarantor Consolidating Financial Statements").

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Credit Agreement contains various customary representations, warranties and covenants by the Company, including, without limitation, (i) covenants regarding maximum leverage and minimum interest coverage, (ii) limitations on fundamental changes involving the Company or its subsidiaries and (iii) limitations on indebtedness, liens, investments and restricted payments. As of December 31, 2016, the Company was in compliance with all covenants under the Credit Agreement.
Other
As of December 31, 2016, other long-term debt consists of amounts outstanding under capital leases.
Scheduled Maturities
As of December 31, 2016, scheduled maturities related to the Credit Agreement — Term Loan Facility for the five succeeding years, as of the date of this Report, are shown below (in millions):

2017	$34.4
2018	46.9
2019	37.4
2020	350.0
2021	—
(7) Income Taxes
A summary of consolidated income before provision for income taxes and equity in net income of affiliates and the components of provision for income taxes is shown below (in millions):

For the year ended December 31,	2016	2015	2014
Consolidated income before provision for income taxes and equity in net income of affiliates:
Domestic	$457.3	$344.7	$228.0
Foreign	881.0	686.8	559.4
	$1,338.3	$1,031.5	$787.4
Domestic provision for income taxes:
Current provision	$46.6	$45.4	$24.3
Deferred provision	99.2	55.0	47.0
Total domestic provision	145.8	100.4	71.3
Foreign provision for income taxes:
Current provision	220.0	191.5	155.1
Deferred provision (benefit)	4.4	(6.4)	(105.0)
Total foreign provision	224.4	185.1	50.1
Provision for income taxes	$370.2	$285.5	$121.4
The domestic provision includes withholding taxes related to dividends and royalties paid by the Company’s foreign subsidiaries, as well as state and local taxes. In 2016, 2015 and 2014, the foreign deferred provision (benefit) includes the benefit of prior unrecognized net operating loss carryforwards of $5.4 million, $1.7 million and $10.0 million, respectively.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of the differences between the provision for income taxes calculated at the United States federal statutory income tax rate of 35% and the consolidated provision for income taxes is shown below (in millions):

For the year ended December 31,	2016	2015	2014
Consolidated income before provision for income taxes and equity in net income of affiliates multiplied by the United States federal statutory income tax rate	$468.4	$361.0	$275.6
Differences in income taxes on foreign earnings, losses and remittances	(43.9)	(79.2)	(47.8)
Valuation allowance adjustments	(44.2)	24.6	(74.2)
Tax credits	(2.7)	(5.7)	(0.7)
Tax audits and assessments	(1.8)	0.7	(12.8)
Other	(5.6)	(15.9)	(18.7)
Provision for income taxes	$370.2	$285.5	$121.4
For the years ended December 31, 2016, 2015 and 2014, income in foreign jurisdictions with tax holidays was $89.7 million, $72.2 million and $57.6 million, respectively. Such tax holidays generally expire from 2017 through 2027.
Deferred income taxes represent temporary differences in the recognition of certain items for financial reporting and income tax purposes. A summary of the components of the net deferred income tax asset is shown below (in millions):

December 31,	2016	2015
Deferred income tax assets:
Tax loss carryforwards	$485.1	$559.8
Tax credit carryforwards	187.9	326.0
Retirement benefit plans	89.4	100.6
Accrued liabilities	158.2	131.8
Self-insurance reserves	8.4	7.8
Current asset basis differences	44.6	42.9
Long-term asset basis differences	(77.3)	(88.6)
Deferred compensation	57.3	58.0
Recoverable customer engineering, development and tooling	(6.9)	(9.5)
Undistributed earnings of foreign subsidiaries	(62.4)	(50.6)
Derivative instruments and hedging activities	20.1	16.0
Other	0.6	1.9
	905.0	1,096.1
Valuation allowance	(445.6)	(495.7)
Net deferred income tax asset	$459.4	$600.4
As of December 31, 2016 and 2015, the valuation allowance with respect to the Company’s deferred tax assets was $445.6 million and $495.7 million, respectively, a net decrease of $50.1 million.
Concluding that a valuation allowance is not required is difficult when there is significant negative evidence, such as cumulative losses in recent years, which is objective and verifiable. When measuring cumulative losses in recent years, the Company uses a rolling three-year period of pretax book income, adjusted for permanent differences between book and taxable income and certain other items. As of December 31, 2016, the Company continues to maintain a valuation allowance of $33.8 million with respect to certain U.S. deferred tax assets that, due to their nature, are not likely to be realized. In addition, the Company continues to maintain a valuation allowance of $411.8 million with respect to its deferred tax assets in several international jurisdictions.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The classification of the net deferred income tax asset is shown below (in millions):

December 31,	2016	2015
Long-term deferred income tax assets	$504.4	$646.0
Long-term deferred income tax liabilities	(45.0)	(45.6)
Net deferred income tax asset	$459.4	$600.4
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
As of December 31, 2016, the Company had tax loss carryforwards of $1.9 billion. Of the total tax loss carryforwards, $1.7 billion have no expiration date, and $201.3 million expire between 2017 and 2036. In addition, the Company had tax credit carryforwards of $242.4 million, comprised principally of U.S. foreign tax credits, research and development credits and investment tax credits that generally expire between 2017 and 2036. As of December 31, 2016, the deferred tax asset related to domestic tax credit carryforwards is lower than the actual amount reported on the Company’s domestic tax returns by $54.5 million. This difference is the result of tax deductions in excess of financial statement amounts for stock-based compensation. On January 1, 2017, the Company will adopt Accounting Standards Update ("ASU") 2016-09, "Improvements to Employee Share-Based Payment Accounting." As a result of the adoption, the $54.5 million contra deferred tax asset will be eliminated and reflected as an increase to retained earnings. See Note 15, "Accounting Pronouncements."
As of December 31, 2016 and 2015, the Company’s gross unrecognized tax benefits were $29.5 million and $30.4 million (excluding interest and penalties), respectively, all of which, if recognized, would affect the Company’s effective tax rate. The gross unrecognized tax benefits are recorded in other long-term liabilities.
A summary of the changes in gross unrecognized tax benefits is shown below (in millions):

For the year ended December 31,	2016	2015	2014
Balance at beginning of period	$30.4	$39.7	$45.2
Additions based on tax positions related to current year	4.0	5.0	5.6
Reductions based on tax positions related to prior years	(0.9)	(0.2)	(1.8)
Settlements	—	(12.3)	(6.5)
Statute expirations	(2.9)	(0.6)	—
Foreign currency translation	(1.1)	(1.2)	(2.8)
Balance at end of period	$29.5	$30.4	$39.7
The Company recognizes interest and penalties with respect to unrecognized tax benefits as income tax expense. As of December 31, 2016 and 2015, the Company had recorded gross reserves of $7.8 million and $7.5 million, respectively, related to interest and penalties, of which $7.8 million and $7.4 million, respectively, if recognized, would affect the Company’s effective tax rate.
The Company operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subject to review by both domestic and foreign tax authorities. During the next twelve months, it is reasonably possible that, as a result of audit settlements, the conclusion of current examinations and the expiration of the statute of limitations in multiple jurisdictions, the Company may decrease the amount of its gross unrecognized tax benefits by approximately $2.5 million, all of which, if recognized, would affect the Company’s effective tax rate. The gross unrecognized tax benefits subject to potential decrease involve issues related to transfer pricing and various other tax items in multiple jurisdictions. However, as a result of ongoing examinations, tax proceedings in certain countries, additions to the gross unrecognized tax benefits for positions taken and interest and penalties, if any, arising in 2017, it is not possible to estimate the potential net increase or decrease to the Company’s gross unrecognized tax benefits during the next twelve months.
The Company considers its significant tax jurisdictions to include China, Germany, Hungary, Italy, Mexico, Poland, Spain, the United Kingdom and the United States. The Company or its subsidiaries generally remain subject to income tax examination in certain U.S. state and local jurisdictions for years after 2011. Further, the Company or its subsidiaries remain subject to income tax examination in Mexico for years after 2006, in Spain for years after 2007, in Hungary and Poland for years after 2010, in Italy generally for years after 2011, in China, Germany and the United Kingdom for years after 2012 and in the United States generally for years after 2015.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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
Obligations and Funded Status
A reconciliation of the change in benefit obligation and the change in plan assets for the years ended December 31, 2016 and 2015, is shown below (in millions):

	Pension				Other Postretirement
	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Change in benefit obligation:
Benefit obligation at beginning of period	$686.6	$427.4	$717.8	$493.0	$78.9	$36.5	$83.3	$46.8
Service cost	5.6	6.5	4.7	8.4	0.2	0.5	0.2	0.7
Interest cost	29.8	15.8	28.7	16.2	3.2	1.6	3.1	1.7
Actuarial (gain) loss	3.5	27.4	(42.5)	(12.4)	(12.8)	0.8	(3.1)	(1.2)
Benefits paid	(22.4)	(29.1)	(22.1)	(19.9)	(4.8)	(1.9)	(4.6)	(2.2)
Lump sum payout (1)	(154.9)	—	—	—	—	—	—	—
Curtailment	—	—	—	6.5	—	—	—	(2.8)
Special termination benefits	—	—	—	—	—	0.3	—	0.8
Translation adjustment	—	(5.5)	—	(64.4)	—	1.0	—	(7.3)
Benefit obligation at end of period	$548.2	$442.5	$686.6	$427.4	$64.7	$38.8	$78.9	$36.5

	Pension				Other Postretirement
	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Change in plan assets:
Fair value of plan assets at beginning of period	$522.1	$368.2	$519.2	$415.1	$—	$—	$—	$—
Actual return on plan assets	30.2	21.1	(3.7)	19.5	—	—	—	—
Employer contributions	37.6	8.5	28.7	13.9	4.8	1.9	4.6	2.2
Benefits paid	(22.4)	(29.1)	(22.1)	(19.9)	(4.8)	(1.9)	(4.6)	(2.2)
Lump sum payout (1)	(154.9)	—	—	—	—	—	—	—
Translation adjustment	—	(1.6)	—	(60.4)	—	—	—	—
Fair value of plan assets at end of period	$412.6	$367.1	$522.1	$368.2	$—	$—	$—	$—

Funded status	$(135.6)	$(75.4)	$(164.5)	$(59.2)	$(64.7)	$(38.8)	$(78.9)	$(36.5)

(1)	See Lump-Sum Payout below for further discussion

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Pension				Other Postretirement
	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Amounts recognized in the consolidated balance sheet:
Other long-term assets	$—	$40.3	$—	$43.7	$—	$—	$—	$—
Accrued liabilities	(2.2)	(2.7)	(2.5)	(3.4)	(4.2)	(1.5)	(5.1)	(1.6)
Other long-term liabilities	(133.4)	(113.0)	(162.0)	(99.5)	(60.5)	(37.3)	(73.8)	(34.9)
Accumulated Benefit Obligation
As of December 31, 2016 and 2015, the accumulated benefit obligation for all of the Company’s pension plans was $973.7 million and $1,099.2 million, respectively.
As of December 31, 2016 and 2015, the majority of the Company's pension plans had accumulated benefit obligations in excess of plan assets. Information related to pension plans with accumulated benefit obligations in excess of plan assets is shown below (in millions):

December 31,	2016	2015
Projected benefit obligation	$747.3	$874.4
Accumulated benefit obligation	730.4	859.5
Fair value of plan assets	496.0	607.0
Lump-Sum Payout
In 2016, the Company initiated a limited lump-sum payout offer ("Lump-Sum Payout") to certain terminated vested plan participants of its U.S. defined benefit pension plans. The offer provided participants with the flexibility to receive their pension benefits early and reduces the Company's future administrative costs and risks related to its U.S. defined benefit pension plans. Under this offer, eligible plan participants were able to voluntarily elect an early payout of their pension benefits, primarily in the form of a lump-sum payment equal to the present value of the participant’s pension benefits. In connection with the Lump-Sum Payout, payments of $154.9 million were distributed from existing defined benefit pension plan assets, and the Company recognized a $34.2 million non-cash settlement charge. Payments under the Lump-Sum Payout are reflected as benefits paid in the reconciliations of the change in benefit obligation and the change in plan assets for the year ended December 31, 2016.
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
Pretax amounts recognized in other comprehensive income (loss) for the years ended December 31, 2016 and 2015, are shown below (in millions):

	Pension				Other Postretirement
	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial gains (losses) recognized:
Reclassification adjustments	$2.7	$3.1	$2.6	$4.1	$(1.3)	$0.2	$(1.2)	$0.5
Effect of settlement	33.2	0.4	—	—	—	—	—	—
Actuarial gain (loss) arising during the period	(10.1)	(30.0)	(0.4)	7.3	12.8	(0.8)	3.1	3.9
Prior service credit recognized:
Reclassification adjustments	—	—	—	—	—	(0.3)	—	(0.4)
Translation adjustment	—	(1.0)	—	12.8	—	(0.1)	—	1.2
	$25.8	$(27.5)	$2.2	$24.2	$11.5	$(1.0)	$1.9	$5.2
In addition, the Company recognized tax benefit (expense) in other comprehensive income (loss) related to its defined benefit plans of ($7.1) million, ($8.3) million and $56.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Pretax amounts recorded in accumulated other comprehensive loss not yet recognized in net periodic benefit cost (credit) as of December 31, 2016 and 2015, are shown below (in millions):

	Pension				Other Postretirement
	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Net unrecognized actuarial gain (loss)	$(110.1)	$(100.9)	$(135.9)	$(73.4)	$25.1	$(6.1)	$13.6	$(5.4)
Prior service credit	—	—	—	—	—	0.9	—	1.2
	$(110.1)	$(100.9)	$(135.9)	$(73.4)	$25.1	$(5.2)	$13.6	$(4.2)
Pretax amounts recorded in accumulated other comprehensive loss as of December 31, 2016, that are expected to be recognized as components of net periodic benefit cost (credit) in the year ending December 31, 2017, are shown below (in millions):

	Pension		Other Postretirement
	U.S.	Foreign	U.S.	Foreign
Net unrecognized actuarial gain (loss)	$(2.6)	$(5.1)	$2.6	$(0.3)
Prior service credit	—	—	—	0.3
	$(2.6)	$(5.1)	$2.6	$—
The Company uses the corridor approach when amortizing actuarial losses. Under the corridor approach, net unrecognized actuarial losses in excess of 10% of the greater of i) the projected benefit obligation or ii) the fair value of plan assets are amortized over future periods. For plans with little to no active participants, the amortization period is the remaining average life expectancy of the participants. For plans with active participants, the amortization period is the remaining average service period of the active participants. The amortization periods range from 5.9 years to 29 years for the Company's defined benefit pension plans and from 2.3 years to 19 years for the Company's other postretirement benefit plans.
Net Periodic Pension and Other Postretirement Benefit Cost (Credit)
The components of the Company’s net periodic pension benefit cost (credit) are shown below (in millions):

	Year Ended December 31,
	2016		2015		2014
Pension	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$5.6	$6.5	$4.7	$8.4	$3.7	$8.8
Interest cost	29.8	15.8	28.7	16.2	28.5	20.4
Expected return on plan assets	(38.1)	(23.2)	(39.4)	(25.7)	(38.1)	(27.0)
Amortization of actuarial (gain) loss	2.7	3.1	2.6	4.1	(0.3)	1.3
Curtailment loss	—	—	—	7.7	—	—
Settlement loss	34.4	0.4	0.2	—	0.1	—
Net periodic benefit cost (credit)	$34.4	$2.6	$(3.2)	$10.7	$(6.1)	$3.5
The components of the Company’s net periodic other postretirement benefit cost are shown below (in millions):

	Year Ended December 31,
	2016		2015		2014
Other Postretirement	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$0.2	$0.5	$0.2	$0.7	$0.2	$0.9
Interest cost	3.2	1.6	3.1	1.7	4.0	2.0
Amortization of actuarial (gain) loss	(1.3)	0.2	(1.2)	0.5	(0.7)	0.1
Amortization of prior service credit	—	(0.3)	—	(0.4)	—	(0.4)
Special termination benefits	—	0.3	—	0.8	—	0.8
Net periodic benefit cost	$2.1	$2.3	$2.1	$3.3	$3.5	$3.4

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

For the year ended December 31, 2016, the Company recognized a pension settlement loss of $34.2 million related to its Lump-Sum Payout described above.
For the year ended December 31, 2015, the Company recognized a pension curtailment loss of $7.7 million related to its restructuring actions (Note 4, "Restructuring").
Assumptions
The weighted average actuarial assumptions used in determining the benefit obligations are shown below:

	Pension		Other Postretirement
December 31,	2016	2015	2016	2015
Discount rate:
Domestic plans	4.1%	4.4%	3.9%	4.2%
Foreign plans	3.3%	3.8%	3.9%	4.2%
Rate of compensation increase:
Foreign plans	3.3%	3.3%	N/A	N/A
The weighted average actuarial assumptions used in determining the net periodic benefit cost (credit) are shown below:

For the year ended December 31,	2016	2015	2014
Pension
Discount rate:
Domestic plans	4.4%	4.1%	5.0%
Foreign plans	3.8%	3.6%	4.7%
Expected return on plan assets:
Domestic plans	7.5%	7.8%	7.8%
Foreign plans	6.3%	6.5%	6.7%
Rate of compensation increase:
Foreign plans	3.3%	3.1%	3.4%
Other postretirement
Discount rate:
Domestic plans	4.2%	3.9%	4.5%
Foreign plans	4.2%	4.0%	5.0%
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
Healthcare Trend Rate
Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. The sensitivity to a 100 basis point ("bp") change in the assumed healthcare cost trend rates is shown below (in millions):

	Postretirement Benefit Obligation	Net Periodic Postretirement Cost
100 bp increase in healthcare cost trend rates	$14.2	$0.8
100 bp decrease in healthcare cost trend rates	$(11.6)	$(0.7)

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The assumed healthcare cost trend rates used to measure the postretirement benefit obligation as of December 31, 2016, are shown below:

	U.S. Plans	Foreign Plans
Initial healthcare cost trend rate	7.0%	5.3%
Ultimate healthcare cost trend rate	4.5%	4.5%
Year ultimate healthcare cost trend rate achieved	2021	2031
Plan Assets
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s pension plan assets measured at fair value on a recurring basis as of December 31, 2016 and 2015, are shown below (in millions):

	December 31, 2016
	Total	Level 1	Level 2	Level 3	Valuation Technique
U.S. Plans:
Equity securities -
Mutual funds	$137.7	$137.7	$—	$—	Market
Common stock	77.5	51.1	26.4	—	Market
Fixed income -
Mutual funds	86.5	86.5	—	—	Market
Corporate bonds	18.1	—	18.1	—	Market
Government obligations	29.9	—	29.9	—	Market
Preferred stock	1.4	0.9	0.5	—	Market
Cash and short-term investments	8.4	0.9	7.5	—	Market
Assets at fair value	359.5	$277.1	$82.4	$—
Investments measured at net asset value -
Alternative investments	53.1
Assets at fair value	$412.6
Foreign Plans:
Equity securities -
Equity funds	$132.6	$27.0	$105.6	$—	Market
Common stock	73.2	73.2	—	—	Market
Fixed income -
Fixed income funds	31.2	31.2	—	—	Market
Corporate bonds	37.1	—	37.1	—	Market
Government obligations	53.8	—	53.8	—	Market
Cash and short-term investments	6.0	3.2	2.8	—	Market
Assets at fair value	333.9	$134.6	$199.3	$—
Investments measured at net asset value -
Alternative investments	33.2
Assets at fair value	$367.1

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	December 31, 2015
	Total	Level 1	Level 2	Level 3	Valuation Technique
U.S. Plans:
Equity securities -
Mutual funds	$189.7	$189.7	$—	$—	Market
Common stock	112.4	72.5	39.9	—	Market
Fixed income -
Mutual funds	87.8	87.8	—	—	Market
Corporate bonds	22.1	—	22.1	—	Market
Government obligations	18.8	—	18.8	—	Market
Preferred stock	2.2	1.4	0.8	—	Market
Cash and short-term investments	36.1	36.1	—	—	Market
Assets at fair value	469.1	$387.5	$81.6	$—
Investments measured at net asset value -
Alternative investments	53.0
Assets at fair value	$522.1
Foreign Plans:
Equity securities -
Equity funds	$129.8	$28.0	$101.8	$—	Market
Common stock	70.2	70.2	—	—	Market
Fixed income -
Fixed income funds	33.1	33.1	—	—	Market
Corporate bonds	40.2	—	40.2	—	Market
Government obligations	55.5	—	55.5	—	Market
Cash	5.4	2.8	2.6	—	Market
Assets at fair value	334.2	$134.1	$200.1	$—
Investments measured at net asset value -
Alternative investments	34.0
Assets at fair value	$368.2
For further information on the GAAP fair value hierarchy, see Note 13, "Financial Instruments." Pension plan assets for the foreign plans relate to the Company’s pension plans primarily in Canada and the United Kingdom.
In 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-07, "Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent)." ASU 2015-07 removes the requirement to categorize, within the fair value hierarchy, investments for which fair values are estimated using the net asset value ("NAV") as a practical expedient as provided by Accounting Standards Codification 820, "Fair Value Measurement." In 2016, the Company early adopted the provisions of this update with respect to its defined benefit pension plan assets and retroactively applied the new presentation requirements to all periods presented. Accordingly, the alternative investments of the U.S. defined benefit pension plans, for which fair values are estimated using the NAV as a practical expedient, are no longer categorized and presented within the fair value hierarchy. These assets are shown below the fair value hierarchy in order to present total pension plan assets at fair value.
The Company’s investment policies incorporate an asset allocation strategy that emphasizes the long-term growth of capital. The Company believes that this strategy is consistent with the long-term nature of plan liabilities and ultimate cash needs of the plans. For the domestic portfolio, the Company targets an equity allocation of 50% — 75% of plan assets, a fixed income allocation of 15% — 40%, an alternative investment allocation of 0% — 30% and a cash allocation of 0% — 10%. For the foreign portfolio, the Company targets an equity allocation of 45% — 65% of plan assets, a fixed income allocation of 25% — 45%, an alternative investment allocation of 0% — 25% and a cash allocation of 0% — 15%. Differences in the target allocations of the domestic and foreign portfolios are reflective of differences in the underlying plan liabilities. Diversification within the investment portfolios is pursued by asset class and investment management style. The investment portfolios are

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

reviewed on a quarterly basis to maintain the desired asset allocations, given the market performance of the asset classes and investment management styles. Alternative investments are redeemable in the near term, generally with 60 days notice.
The Company utilizes investment management firms to manage these assets in accordance with the Company’s investment policies. Excluding alternative investments, mutual funds and ETFs, retained investment managers are provided investment guidelines which restrict the use of certain assets, including commodities contracts, futures contracts, options, venture capital, real estate, interest-only or principal-only strips and investments in the Company’s own debt or equity. Derivative instruments are also prohibited without the specific approval of the Company. Investment managers are limited in the maximum size of individual security holdings and the maximum exposure to any one industry relative to the total portfolio. Fixed income managers are provided further investment guidelines that indicate minimum credit ratings for debt securities and limitations on weighted average maturity and portfolio duration.
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
Contributions
The Company's minimum required contributions to its domestic and foreign pension plans are expected to be approximately $10 million to $15 million in 2017. The Company may elect to make contributions in excess of minimum funding requirements in response to investment performance or changes in interest rates or when the Company believes that it is financially advantageous to do so and based on its other cash requirements. The Company’s minimum funding requirements after 2017 will depend on several factors, including investment performance and interest rates. The Company’s minimum funding requirements may also be affected by changes in applicable legal requirements.
Benefit Payments
As of December 31, 2016, the Company’s estimate of expected benefit payments, excluding expected settlements relating to its restructuring actions, in each of the five succeeding years and in the aggregate for the five years thereafter are shown below (in millions):

	Pension		Other Postretirement
Year	U.S.	Foreign	U.S.	Foreign
2017	$25.8	$22.8	$4.3	$1.5
2018	26.4	18.7	4.4	1.4
2019	27.3	19.0	4.5	1.5
2020	28.0	19.7	4.5	1.5
2021	28.7	19.7	4.5	1.6
Five years thereafter	148.4	124.2	21.8	9.5
Multi-Employer Pension Plans
The Company currently participates in two multi-employer pension plans, the U.A.W. Labor-Management Group Pension Plan and UNITE Here National Retirement Fund, for certain of its employees. Contributions to these plans are based on three collective bargaining agreements. One of the agreements expires on April 24, 2020, and two of the agreements expire on July 3, 2020. Detailed information related to these plans is shown below (amounts in millions):

	Pension Protection Act Zone Status				Contributions to Multiemployer Pension Plans
Employer Identification Number	December 31, 2016 Certification	December 31, 2015 Certification	FIP/RP Pending or Implemented	Surcharge	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
516099782-001	Red	Green	Yes	No	$0.6	$0.5	$0.6
13-6130178	Red	Red	Yes	Yes	0.4	0.3	0.3
For its plan years 2016 and 2015, the Company's contributions to the U.A.W. Labor-Management Group Pension Plan represented more than 5% of the plan's total contributions.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Defined Contribution Plan
The Company also sponsors defined contribution plans and participates in government-sponsored programs in certain foreign countries. Contributions are determined as a percentage of each covered employee’s salary. For the years ended December 31, 2016, 2015 and 2014, the aggregate cost of the defined contribution plans was $14.4 million, $13.3 million and $12.0 million, respectively.
The Company also has a defined contribution retirement program for its salaried employees. Contributions to this program are determined as a percentage of each covered employee’s eligible compensation. For the years ended December 31, 2016, 2015 and 2014, the Company recorded expense of $21.2 million, $19.4 million and $17.8 million, respectively, related to this program.
(9) Capital Stock, Equity and Accumulated Other Comprehensive Loss
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
Common Stock Share Repurchase Program
Since the first quarter of 2011, the Company's Board of Directors has authorized $3.4 billion in share repurchases under its common stock share repurchase program. As of December 31, 2016, the Company has paid $3.1 billion in aggregate for repurchases of its common stock, at an average price of $74.51 per share, excluding commissions and related fees.
In 2016, the Company paid $658.8 million in aggregate for repurchases of its common stock (5,816,363 shares repurchased at an average purchase price of $113.26 per share, excluding commissions). In 2015, the Company paid $487.4 million in aggregate for repurchases of its common stock, (4,366,365 shares repurchased at an average purchase price of $111.62 per share, excluding commissions). In 2014, the Company paid $411.4 million in aggregate for repurchases of its common stock, including $355.9 million of open market purchases (3,805,114 shares repurchased at an average purchase price of $93.52 per share, excluding commissions) and $55.5 million to settle an accelerated stock repurchase ("ASR") transaction that was entered into in 2013.
As of December 31, 2016, the Company has a remaining repurchase authorization of $341.2 million under its current common stock share repurchase program, which will expire on December 31, 2017. The Company may implement these share repurchases through a variety of methods, including, but not limited to, open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which the Company will repurchase its outstanding common stock and the timing of such repurchases will depend upon its financial condition, prevailing market conditions, alternative uses of capital and other factors. In addition, the Company’s Credit Agreement places certain limitations on the Company’s ability to repurchase its common stock.
In addition to shares repurchased under the Company’s common stock share repurchase program described above, the Company classified shares withheld from the settlement of the Company’s restricted stock unit awards to cover minimum tax withholding requirements as common stock held in treasury in the accompanying consolidated balance sheets as of December 31, 2016 and 2015.
In 2014, the Company’s Board of Directors approved the retirement of 8 million shares of common stock held in treasury. These retired shares are reflected as authorized, but not issued, in the accompanying consolidated balance sheets as of

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

December 31, 2016 and 2015. The retirement of shares held in treasury resulted in a reduction in common stock, additional paid-in capital and retained earnings of $0.1 million, $155.9 million and $363.9 million, respectively. These reductions were offset by a corresponding reduction in shares held in treasury of $519.9 million. Accordingly, there was no effect on stockholders' equity as a result of this transaction.
Quarterly Dividend
In 2016, 2015 and 2014, the Company’s Board of Directors declared quarterly cash dividends of $0.30, $0.25 and $0.20, respectively, per share of common stock. In 2016, declared dividends totaled $89.1 million, and dividends paid totaled $88.8 million. In 2015, declared dividends totaled $79.4 million, and dividends paid totaled $78.5 million. In 2014, declared dividends totaled $67.1 million, and dividends paid totaled $65.3 million. Dividends payable on common shares to be distributed under the Company’s stock-based compensation program and common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings will be paid when such common shares are distributed.
Accumulated Other Comprehensive Loss
Comprehensive income is defined as all changes in the Company’s net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items recorded in equity are included in comprehensive income.
A summary of changes in accumulated other comprehensive loss, net of tax is shown below (in millions):

For the year ended December 31,	2016	2015	2014
Defined benefit plans:
Balance at beginning of year	$(194.6)	$(219.2)	$(104.5)
Reclassification adjustments (net of tax expense of $12.1 million in 2016 and $1.4 million in 2015)	25.9	4.2	0.1
Other comprehensive income (loss) recognized during the period (net of tax benefit (expense) of $5.0 million in 2016, ($6.9) million in 2015 and $56.5 million in 2014)	(24.1)	20.4	(114.8)
Balance at end of year	$(192.8)	$(194.6)	$(219.2)
Derivative instruments and hedging activities:
Balance at beginning of year	$(38.7)	$(33.2)	$(5.3)
Reclassification adjustments (net of tax benefit (expense) of ($28.8) million in 2016, ($14.9) million in 2015 and $1.8 million in 2014)	57.9	23.7	(6.4)
Other comprehensive loss recognized during the period (net of tax benefit of $32.7 million in 2016, $18.4 million in 2015 and $13.0 million in 2014)	(64.3)	(29.2)	(21.5)
Balance at end of year	$(45.1)	$(38.7)	$(33.2)
Cumulative translation adjustments:
Balance at beginning of year	$(496.8)	$(249.6)	$(56.3)
Other comprehensive loss recognized during the period (net of tax benefit of $1.1 million in 2016, $6.0 million in 2015 and $7.4 million in 2014)	(100.9)	(247.2)	(193.3)
Balance at end of year	$(597.7)	$(496.8)	$(249.6)
For the years ended December 31, 2016, 2015 and 2014, other comprehensive loss related to cumulative translation adjustments includes pretax losses related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future of $0.2 million, $10.7 million and $18.7 million, respectively.
Noncontrolling Interests
In 2016, the Company gained control of and consolidated an affiliate. For further information related to the consolidation, see Note 5, "Investments in Affiliates and Other Related Party Transactions." Also in 2016, the Company acquired the outstanding noncontrolling interests in a consolidated subsidiary, Shenyang Lear Automotive Seating and Interior Systems Co., Ltd., for $32.6 million and now owns 100% of the subsidiary.
In 2015, a noncontrolling interest was established in a new less than wholly owned consolidated subsidiary.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

In 2014, the Company acquired the outstanding noncontrolling interests in certain of its consolidated subsidiaries. Also in 2014, the Company sold its controlling interest in a less than wholly owned consolidated subsidiary. There was no significant gain or loss recognized in connection with this transaction.
(10) Stock-Based Compensation
The Company adopted the Lear Corporation 2009 Long-Term Stock Incentive Plan as of November 9, 2009 (as amended, the "2009 LTSIP"). The 2009 LTSIP reserves 11,815,748 shares of common stock for issuance under stock option, restricted stock, restricted stock unit, restricted unit, performance share, performance unit and stock appreciation right awards.
Under the 2009 LTSIP, the Company has granted restricted stock units and performance shares to certain of its employees. The restricted stock units and performance shares generally vest in three years following the grant date. For the years ended December 31, 2016, 2015 and 2014, the Company recognized compensation expense related to the restricted stock unit and performance share awards of $66.7 million, $64.5 million and $69.5 million, respectively. Unrecognized compensation expense related to the restricted stock unit and performance share awards of $65.0 million will be recognized over the next 1.6 years on a weighted average basis. In accordance with the provisions of the restricted stock unit and performance share awards, the Company withholds shares from the settlement of such awards to cover minimum statutory tax withholding requirements. The withheld shares are classified as common stock held in treasury in the accompanying consolidated balance sheets as of December 31, 2016 and 2015. A summary of restricted stock unit and performance share transactions for the year ended December 31, 2016, is shown below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2015	708,749	$74.68	2,230,336	$66.91
Granted	168,247	$120.42	405,342	$119.99
Distributed (vested)	(247,789)		(1,011,759)
Cancelled	(6,065)		(168,865)
Outstanding as of December 31, 2016 (1)	623,142	$92.54	1,455,054	$94.19

Vested or expected to vest as of December 31, 2016	623,142		1,389,628

(1)	Outstanding performance shares are reflected at the maximum possible payout that may be earned during the relevant performance periods.
The grant date fair values of restricted stock units and performance shares are based on the share price on the grant date. The weighted average grant date fair value of restricted stock units granted in 2015 and 2014 was $104.46 and $79.73, respectively. The weighted average grant date fair value of performance shares granted in 2015 and 2014 was $97.92 and $73.85, respectively.
(11) Commitments and Contingencies
Legal and Other Contingencies
As of December 31, 2016 and 2015, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $11.0 million and $9.2 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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
A summary of the changes in reserves for product liability and warranty claims for each of the periods in the two years ended December 31, 2016, is shown below (in millions):

Balance as of January 1, 2015	$28.9
Expense, net, including changes in estimates	15.4
Settlements	(10.0)
Foreign currency translation and other	(1.3)
Balance as of December 31, 2015	33.0
Expense, net, including changes in estimates	27.3
Settlements	(10.4)
Foreign currency translation and other	(0.8)
Balance as of December 31, 2016	$49.1
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
As of December 31, 2016 and 2015, the Company had recorded environmental reserves of $9.0 million and $9.1 million, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
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
Employees
Approximately 52% of the Company’s employees are members of industrial trade unions and are employed under the terms of various labor agreements. Labor agreements covering approximately 78% of the Company’s unionized workforce of

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

approximately 77,000 employees, including approximately 2% of the Company’s unionized workforce in the United States and Canada, are scheduled to expire in 2017. Management does not anticipate any significant difficulties with respect to the renewal of these agreements.
Lease Commitments
A summary of lease commitments as of December 31, 2016, under non-cancelable operating leases with terms exceeding one year is shown below (in millions):

2017	$109.0
2018	89.3
2019	85.0
2020	77.1
2021	65.0
Thereafter	138.3
Total	$563.7
The Company’s operating leases cover principally buildings and transportation equipment. For the years ended December 31, 2016, 2015 and 2014, rent expense was $126.4 million, $126.2 million and $128.1 million, respectively.
(12) Segment Reporting
A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Year Ended December 31, 2016
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$14,356.7	$4,200.9	$—	$18,557.6
Segment earnings (1)	1,136.0	591.3	(300.1)	1,427.2
Depreciation and amortization	258.1	107.6	12.5	378.2
Capital expenditures	341.6	162.4	24.3	528.3
Total assets	6,199.2	1,675.9	2,025.5	9,900.6

	Year Ended December 31, 2015
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$14,098.5	$4,112.9	$—	$18,211.4
Segment earnings (1)	907.0	554.4	(274.6)	1,186.8
Depreciation and amortization	239.3	99.3	9.2	347.8
Capital expenditures	317.2	134.4	34.2	485.8
Total assets	5,780.7	1,572.9	2,052.2	9,405.8

	Year Ended December 31, 2014
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$13,310.6	$4,416.7	$—	$17,727.3
Segment earnings (1)	655.2	556.6	(282.6)	929.2
Depreciation and amortization	199.8	103.3	7.8	310.9
Capital expenditures	268.9	138.4	17.4	424.7

(1)	For a definition of segment earnings, see Note 2, "Summary of Significant Accounting Policies — Segment Reporting."
For the year ended December 31, 2016, segment earnings include restructuring charges of $40.6 million, $20.1 million and $2.9 million in the seating and E-Systems segments and in the other category, respectively (Note 4, "Restructuring").

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

For the year ended December 31, 2015, segment earnings include restructuring charges of $60.8 million, $13.9 million and $12.1 million in the seating and E-Systems segments and in the other category, respectively (Note 4, "Restructuring").
For the year ended December 31, 2014, segment earnings include restructuring charges of $84.0 million, $10.3 million and $12.7 million in the seating and E-Systems segments and in the other category, respectively (Note 4, "Restructuring").
A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

For the year ended December 31,	2016	2015	2014
Segment earnings	$1,727.3	$1,461.4	$1,211.8
Corporate and regional headquarters and elimination of intercompany activity ("Other")	(300.1)	(274.6)	(282.6)
Consolidated income before interest, other expense, provision for income taxes and equity in net income of affiliates	1,427.2	1,186.8	929.2
Interest expense	82.5	86.7	67.5
Other expense, net	6.4	68.6	74.3
Consolidated income before provision for income taxes and equity in net income of affiliates	$1,338.3	$1,031.5	$787.4
Revenues from external customers and tangible long-lived assets for each of the geographic areas in which the Company operates is shown below (in millions):

For the year ended December 31,	2016	2015	2014
Revenues from external customers
United States	$4,186.0	$4,252.3	$3,708.4
Mexico	2,684.4	2,777.3	2,373.9
China	2,277.6	2,141.9	2,092.9
Germany	2,076.0	1,987.3	2,327.7
Other countries	7,333.6	7,052.6	7,224.4
Total	$18,557.6	$18,211.4	$17,727.3

December 31,	2016	2015
Tangible long-lived assets:
United States	$361.2	$337.1
Mexico	466.5	374.6
China	253.5	244.7
Germany	147.5	129.9
Other countries	790.6	740.2
Total	$2,019.3	$1,826.5
The following is a summary of the percentage of revenues from major customers:

For the year ended December 31,	2016	2015	2014
Ford	21.0%	22.5%	20.6%
General Motors	20.9%	20.0%	22.0%
BMW	10.1%	10.5%	11.1%
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
Notes to Consolidated Financial Statements (continued)

(13) Financial Instruments
Debt Instruments
The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to the quoted market prices of these securities (Level 2 input based on the GAAP fair value hierarchy). The estimated fair value, as well as the carrying value, of the Company's debt instruments are shown below (in millions):

December 31	2016	2015
Estimated aggregate fair value	$2,004.8	$1,992.3
Aggregate carrying value (1)	1,943.7	1,965.6

(1)	Credit agreement and senior notes, excluding the impact of unamortized debt issuance costs.
Accounts Receivable Factoring
One of the Company's European subsidiaries has an uncommitted factoring agreement, which provides for aggregate purchases of specified customer accounts of up to €200 million. As of December 31, 2016 and 2015, there were no factored receivables outstanding. The Company cannot provide any assurances that this factoring facility will be available or utilized in the future.
Marketable Equity Securities
Included in other current assets in the accompanying consolidated balance sheets as of December 31, 2016 and 2015, are $30.2 million and $23.0 million, respectively, of marketable equity securities, which the Company accounts for under the fair value option. Accordingly, unrealized gains and losses arising from changes in the fair value of the marketable equity securities are recognized in the consolidated statement of income as a component of other expense, net. The fair value of the marketable equity securities is determined by reference to quoted market prices in active markets (Level 1 input based on the GAAP fair value hierarchy).
Derivative Instruments and Hedging Activities
Foreign Exchange
The Company uses forwards, swaps and other derivative contracts to reduce the effects of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce exposure to fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, various European currencies, the Thai baht, the Chinese renminbi, the Japanese yen and the Canadian dollar.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The notional amount, estimated fair value and related classification in the accompanying consolidated balance sheets of the Company's foreign currency derivative contracts are shown below (in millions, except for maturities):

December 31,	2016	2015
Fair value of contracts designated as cash flow hedges:
Other current assets	$11.2	$8.2
Other long-term assets	0.5	0.3
Other current liabilities	(58.3)	(51.5)
Other long-term liabilities	(9.9)	(3.4)
	(56.5)	(46.4)

Notional amount	$1,275.0	$1,394.6
Outstanding maturities in months, not to exceed	24	24
Fair value of contracts not designated as hedging instruments:
Other current assets	5.9	3.6
Other current liabilities	(3.8)	(8.1)
	2.1	(4.5)

Notional amount	$681.2	$423.4
Outstanding maturities in months, not to exceed	12	12

Total fair value	$(54.4)	$(50.9)
Total notional amount	$1,956.2	$1,818.0
Foreign currency derivative contracts not designated as hedging instruments consist principally of hedges of cash transactions, intercompany loans and certain other balance sheet exposures.
Pretax amounts related to foreign currency derivative contracts designated as cash flow hedges that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

For the year ended December 31,	2016	2015	2014
Losses recognized in accumulated other comprehensive loss	$96.8	$47.3	$36.0
Gains (losses) reclassified from accumulated other comprehensive loss to:
Net sales	(4.8)	3.7	1.2
Cost of sales	(81.9)	(42.3)	7.0
Gains (losses) reclassified from accumulated other comprehensive loss	(86.7)	(38.6)	8.2
Comprehensive loss	$10.1	$8.7	$44.2
Accumulated Other Comprehensive Loss - Derivative Instruments and Hedging Activities
As of December 31, 2016 and 2015, pretax net losses of approximately $56.5 million and $46.4 million, respectively, related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. During the next twelve month period, the Company expects to reclassify into earnings net losses of approximately $47.1 million recorded in accumulated other comprehensive loss as of December 31, 2016. Such losses will be reclassified at the time that the underlying hedged transactions are realized.
For the years ended December 31, 2016, 2015 and 2014, amounts recognized in the accompanying consolidated statements of income related to changes in the fair value of cash flow and fair value hedges excluded from the Company’s effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material. In addition, the Company recognized tax benefits of $3.9 million, $3.5 million and $14.8 million in other comprehensive income (loss) related to its derivative instruments and hedging activities for the years ended December 31, 2016, 2015 and 2014, respectively.

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
Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015, are shown below (in millions):

	December 31, 2016
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts, net	Recurring	$(54.4)	Market / Income	$—	$(54.4)	$—
Marketable equity securities	Recurring	30.2	Market	30.2	—	—

	December 31, 2015
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts, net	Recurring	$(50.9)	Market / Income	$—	$(50.9)	$—
Marketable equity securities	Recurring	23.0	Market	23.0	—	—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. If an estimate of the credit spread is required, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

hierarchy. As of December 31, 2016 and 2015, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy during 2016 and 2015.
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
As a result of the acquisition of AccuMED and the consolidation of Beijing BAI, Level 3 fair value estimates related to property, plant and equipment of $34.6 million, intangible assets of $87.0 million and noncontrolling interests of $41.0 million are recorded in the accompanying consolidated balance sheet as of December 31, 2016. In addition, the consolidation of Beijing BAI required a Level 3 fair value estimate related to the Company's previously held equity interest of $63.0 million.
As a result of the acquisition of Eagle Ottawa in 2015, Level 3 fair value estimates related to property, plant and equipment of $142.4 million, intangible assets of $211.3 million and contingent consideration of $25.0 million are recorded in the accompanying consolidated balance sheet as of December 31, 2015.
Fair value estimates of property, plant and equipment were based on independent appraisals, giving consideration to the highest and best use of the assets. Key assumptions used in the appraisals were based on a combination of market and cost approaches, as appropriate. Fair value estimates of customer-based intangible assets were based on the present value of future earnings attributable to the asset group after recognition of required returns to other contributory assets. Fair value estimates of contingent consideration were based on an income approach. Fair value estimates of noncontrolling and equity interests were based on the present value of future cash flows and a value to earnings multiple approach and reflect discounts for the lack of control and the lack of marketability associated with noncontrolling and equity interests.
For further information on assets and liabilities measured at fair value on a non-recurring basis, see Note 2, "Summary of Significant Accounting Policies," Note 3, "Acquisitions," Note 4, "Restructuring," and Note 5, "Investments in Affiliates and Other Related Party Transactions."
(14) Quarterly Financial Data (unaudited)
(In millions, except per share data)

	Thirteen Weeks Ended
	April 2, 2016	July 2, 2016	October 1, 2016	December 31, 2016
Net sales	$4,662.9	$4,724.8	$4,526.4	$4,643.5
Gross profit	535.7	540.4	513.9	512.1
Consolidated net income	262.5	294.5	235.0	248.5
Net income attributable to Lear	248.4	282.4	214.4	229.9
Basic net income per share attributable to Lear	3.33	3.85	3.01	3.28
Diluted net income per share attributable to Lear	3.29	3.82	2.98	3.24
In the second quarter of 2016, the Company recognized a gain of $30.3 million related to the consolidation of an affiliate. In the fourth quarter of 2016, the Company recognized a $34.2 million non-cash settlement charge in connection with its lump-sum payout to certain terminated vested plan participants of its U.S. defined benefit pension plans. In the first, second, third and fourth quarters of 2016, the Company recognized $5.0 million, $7.1 million, $2.4 million and $9.1 million, respectively, of net tax benefits related to restructuring charges and various other items.
For further information see, Note 5, "Investments in Affiliates and Other Related Party Transactions," Note 7, "Income Taxes," and Note 8, "Pension and Other Postretirement Benefit Plans."

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
In the first quarter of 2015, the Company recognized a loss of $14.3 million related to the redemption of the remaining outstanding aggregate principal amount of the 2020 Notes. In the first, second, third and fourth quarters of 2015, the Company recognized $14.0 million, $15.8 million, $2.2 million and $11.1 million, respectively, of net tax benefits related to restructuring charges, debt redemption costs, acquisition costs and various other items.
For further information, see Note 7, "Income Taxes," and Note 11, "Commitments and Contingencies."

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(15) Accounting Pronouncements
The Company has considered the recent ASUs issued by the FASB summarized below, which could significantly impact its financial statements:

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
January 1, 2017
As of December 31, 2016, the Company had tax benefits related to share-based payment awards of $54.5 million, recorded as a reduction to long-term deferred tax assets. Upon adoption, this amount will be eliminated from other long-term assets with a corresponding increase to retained earnings.

ASU 2014-09, Revenue from Contracts with Customers (2)
The standard replaces existing revenue recognition guidance and requires additional financial statement disclosures. The provisions of these updates may be applied through either a full retrospective or a modified retrospective approach.
January 1, 2018
The Company is continuing to assess the potential effects of the standard. The Company’s current analysis indicates that the most significant effect of the new standard relates to the Company's accounting for contractually guaranteed reimbursement of pre-production engineering and development and tooling costs related to products produced for its customers under long-term supply agreements. Under current guidance, such reimbursement is recorded as a cost offset. Under the new standard, the Company anticipates recognizing such reimbursements as revenues. While the Company continues to assess the potential effects of the standard, the Company does not currently expect the adoption of the new standard to have a material impact on consolidated net income or the consolidated balance sheet. The Company has not yet selected a transition method and plans to adopt the new standard effective January 1, 2018.

ASU 2016-02, Leases
The standard requires that a lessee recognize on its balance sheet right-of-use assets and corresponding liabilities resulting from leasing transactions, as well as additional financial statement disclosures. Currently, GAAP only requires balance sheet recognition for leases classified as capital leases. The provisions of this update apply to substantially all leased assets, with certain permitted exceptions, and must be adopted using a modified retrospective approach.
		January 1, 2019	The Company is currently evaluating the impact of this update. For additional information on the Company’s operating lease commitments, see Note 11, "Commitments and Contingencies."
(1) Early adoption permitted.
(2) Along with five subsequent ASUs amending and clarifying ASU 2014-09:
ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date"
ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)"
ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing"
ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients"
ASU 2016-20, "Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements"

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Company adopted the ASUs summarized below in 2016. The effects of adoption did not significantly impact its financial statements:

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
ASU 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share
The standard removes the requirement to categorize, within the fair value hierarchy, investments for which fair values are estimated using the net asset value as a practical expedient. The Company early adopted the provisions of this standard with respect to its defined benefit pension plan assets. See Note 8, "Pension and Other Postretirement Benefit Plans."
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
December 31, 2016
The Company has considered the recently issued ASUs summarized below, none of which are expected to significantly impact its financial statements:

Standard	Description	Effective Date
ASU 2015-11, Simplifying the Measurement of Inventory	The standard requires entities to measure inventory at the lower of cost or net realizable value rather than at the lower of cost or market.	January 1, 2017
ASU 2016-05, Effects of Derivative Contract Novations on Existing Hedge Accounting Relationships and ASU 2016-06, Contingent Put and Call Options in Debt Instruments
The standards provide clarification when there is a change in a counterparty to a derivative hedging instrument and the steps required when assessing the economic characteristics of embedded put or call options.
January 1, 2017
ASU 2016-07, Simplifying the Transition to Equity Method of Accounting	The standard eliminates the retroactive application when investments become qualified for the equity method of accounting as a result of an increase in the level of ownership or degree of influence.	January 1, 2017
ASU 2016-17, Interests Held through Related Parties that Are under Common Control	The standard changes the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity in certain instances involving entities under common control.	January 1, 2017
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
January 1, 2018
ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other than Inventory	The standard requires the recognition of the income tax effects of intercompany sales and transfers (other than inventory) when the sales and transfers occur.	January 1, 2018
ASU 2016-18, Restricted Cash	The standard provides guidance on the presentation of restricted cash on the statement of cash flows.	January 1, 2018
ASU 2017-01, Clarifying the Definition of a Business	The standard provides a framework to use when determining if a set of assets and activities is a business.	January 1, 2018
ASU 2016-13, Measurement of Credit Losses on Financial Instruments	The standard changes the impairment model for most financial instruments to an "expected loss" model. The new model will generally result in earlier recognition of credit losses.	January 1, 2020
ASU 2017-04, Simplifying the Test for Goodwill Impairment
The standard simplifies the accounting for goodwill impairments and allows a goodwill impairment charge to be based on the amount of a reporting unit's carrying value in excess of its fair value. This will eliminate what is known as "Step 2" under the current guidance.
January 1, 2020

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(16) Supplemental Guarantor Consolidating Financial Statements

	December 31, 2016
(in millions)	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$480.4	$0.3	$790.9	$—	$1,271.6
Accounts receivable	314.0	238.7	2,193.8	—	2,746.5
Inventories	67.9	364.7	588.0	—	1,020.6
Intercompany accounts	87.0	94.3	—	(181.3)	—
Other	119.4	15.3	475.9	—	610.6
Total current assets	1,068.7	713.3	4,048.6	(181.3)	5,649.3
Long-Term Assets:
Property, plant and equipment, net	309.4	313.4	1,396.5	—	2,019.3
Goodwill	172.1	519.9	429.3	—	1,121.3
Investments in subsidiaries	4,002.3	903.4	—	(4,905.7)	—
Intercompany loans receivable	308.9	1,206.9	91.1	(1,606.9)	—
Other	456.6	146.8	525.1	(17.8)	1,110.7
Total long-term assets	5,249.3	3,090.4	2,442.0	(6,530.4)	4,251.3
Total assets	$6,318.0	$3,803.7	$6,490.6	$(6,711.7)	$9,900.6
Liabilities and Equity
Current Liabilities:
Short-term borrowings	$—	$—	$8.6	$—	$8.6
Accounts payable and drafts	328.8	460.1	1,851.6	—	2,640.5
Accrued liabilities	228.6	197.5	1,071.5	—	1,497.6
Intercompany accounts	—	—	181.3	(181.3)	—
Current portion of long-term debt	34.4	—	1.2	—	35.6
Total current liabilities	591.8	657.6	3,114.2	(181.3)	4,182.3
Long-Term Liabilities:
Long-term debt	1,893.5	—	4.5	—	1,898.0
Intercompany loans payable	504.9	48.7	1,053.3	(1,606.9)	—
Other	270.6	13.2	361.4	(17.8)	627.4
Total long-term liabilities	2,669.0	61.9	1,419.2	(1,624.7)	2,525.4
Equity:
Lear Corporation stockholders’ equity	3,057.2	3,084.2	1,821.5	(4,905.7)	3,057.2
Noncontrolling interests	—	—	135.7	—	135.7
Equity	3,057.2	3,084.2	1,957.2	(4,905.7)	3,192.9
Total liabilities and equity	$6,318.0	$3,803.7	$6,490.6	$(6,711.7)	$9,900.6

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(16) Supplemental Guarantor Consolidating Financial Statements

	December 31, 2015
(in millions)	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$526.4	$0.4	$669.8	$—	$1,196.6
Accounts receivable	334.5	246.4	2,009.1	—	2,590.0
Inventories	73.5	337.5	536.6	—	947.6
Intercompany accounts, net	53.0	72.4	—	(125.4)	—
Other	122.3	17.5	412.6	—	552.4
Total current assets	1,109.7	674.2	3,628.1	(125.4)	5,286.6
Long-Term Assets:
Property, plant and equipment, net	257.5	294.3	1,274.7	—	1,826.5
Goodwill	172.1	519.1	362.6	—	1,053.8
Investments in subsidiaries	3,520.3	1,467.4	—	(4,987.7)	—
Intercompany loans receivable	277.5	836.7	77.7	(1,191.9)	—
Other	622.2	148.0	493.8	(25.1)	1,238.9
Total long-term assets	4,849.6	3,265.5	2,208.8	(6,204.7)	4,119.2
Total assets	$5,959.3	$3,939.7	$5,836.9	$(6,330.1)	$9,405.8
Liabilities and Equity
Current Liabilities:
Accounts payable and drafts	$322.7	$436.5	$1,745.2	$—	$2,504.4
Accrued liabilities	233.3	187.7	891.1	—	1,312.1
Intercompany accounts, net	—	—	125.4	(125.4)	—
Current portion of long-term debt	21.9	—	1.2	—	23.1
Total current liabilities	577.9	624.2	2,762.9	(125.4)	3,839.6
Long-Term Liabilities:
Long-term debt	1,925.3	—	6.4	—	1,931.7
Intercompany loans payable	221.6	23.5	946.8	(1,191.9)	—
Other	307.1	22.1	312.7	(25.1)	616.8
Total long-term liabilities	2,454.0	45.6	1,265.9	(1,217.0)	2,548.5
Equity:
Lear Corporation stockholders’ equity	2,927.4	3,269.9	1,717.8	(4,987.7)	2,927.4
Noncontrolling interests	—	—	90.3	—	90.3
Equity	2,927.4	3,269.9	1,808.1	(4,987.7)	3,017.7
Total liabilities and equity	$5,959.3	$3,939.7	$5,836.9	$(6,330.1)	$9,405.8

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(16) Supplemental Guarantor Consolidating Financial Statements

	Year Ended December 31, 2016
(in millions)	Lear	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$3,595.1	$4,843.0	$15,415.9	$(5,296.4)	$18,557.6
Cost of sales	3,598.6	4,131.0	14,022.3	(5,296.4)	16,455.5
Selling, general and administrative expenses	332.7	8.4	280.8	—	621.9
Intercompany operating (income) expense, net	(398.7)	236.0	162.7	—	—
Amortization of intangible assets	8.2	16.0	28.8	—	53.0
Interest expense	92.4	(4.6)	(5.3)	—	82.5
Other expense, net	37.1	2.5	(33.2)	—	6.4
Consolidated income before provision for income taxes and equity in net income of affiliates and subsidiaries	(75.2)	453.7	959.8	—	1,338.3
Provision for income taxes	(29.7)	170.2	229.7	—	370.2
Equity in net income of affiliates	(4.2)	—	(68.2)	—	(72.4)
Equity in net income of subsidiaries	(1,016.4)	(530.1)	—	1,546.5	—
Consolidated net income	975.1	813.6	798.3	(1,546.5)	1,040.5
Less: Net income attributable to noncontrolling interests	—	—	65.4	—	65.4
Net income attributable to Lear	$975.1	$813.6	$732.9	$(1,546.5)	$975.1

Consolidated comprehensive income	$869.6	$813.3	$662.2	$(1,418.7)	$926.4
Less: Comprehensive income attributable to noncontrolling interests	—	—	56.8	—	56.8
Comprehensive income attributable to Lear	$869.6	$813.3	$605.4	$(1,418.7)	$869.6

	Year Ended December 31, 2015
(in millions)	Lear	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$3,540.6	$5,117.9	$14,793.6	$(5,240.7)	$18,211.4
Cost of sales	3,544.6	4,483.9	13,603.8	(5,240.7)	16,391.6
Selling, general and administrative expenses	274.0	47.7	258.8	—	580.5
Intercompany operating (income) expense, net	(297.0)	158.4	138.6	—	—
Amortization of intangible assets	6.6	16.0	29.9	—	52.5
Interest expense	96.7	(2.8)	(7.2)	—	86.7
Other expense, net	25.8	1.0	41.8	—	68.6
Consolidated income before provision for income taxes and equity in net income of affiliates and subsidiaries	(110.1)	413.7	727.9	—	1,031.5
Provision for income taxes	(53.6)	155.6	183.5	—	285.5
Equity in net income of affiliates	(0.2)	—	(49.6)	—	(49.8)
Equity in net income of subsidiaries	(801.8)	(394.3)	—	1,196.1	—
Consolidated net income	745.5	652.4	594.0	(1,196.1)	795.8
Less: Net income attributable to noncontrolling interests	—	—	50.3	—	50.3
Net income attributable to Lear	$745.5	$652.4	$543.7	$(1,196.1)	$745.5

Consolidated comprehensive income	$517.4	$634.5	$366.8	$(954.9)	$563.8
Less: Comprehensive income attributable to noncontrolling interests	—	—	46.4	—	46.4
Comprehensive income attributable to Lear	$517.4	$634.5	$320.4	$(954.9)	$517.4

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(16) Supplemental Guarantor Consolidating Financial Statements

	Year Ended December 31, 2014
(in millions)	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
Net sales	$3,285.0	$4,268.5	$14,996.5	$(4,822.7)	$17,727.3
Cost of sales	3,300.4	3,830.9	13,925.9	(4,822.7)	16,234.5
Selling, general and administrative expenses	241.1	22.6	266.2	—	529.9
Intercompany operating (income) expense, net	(376.6)	215.6	161.0	—	—
Amortization of intangible assets	6.4	—	27.3	—	33.7
Interest expense	74.5	(3.3)	(3.7)	—	67.5
Other expense, net	26.5	1.0	46.8	—	74.3
Consolidated income before provision for income taxes and equity in net income of affiliates and subsidiaries	12.7	201.7	573.0	—	787.4
Provision for income taxes	1.0	71.6	48.8	—	121.4
Equity in net income of affiliates	(1.1)	—	(35.2)	—	(36.3)
Equity in net income of subsidiaries	(659.6)	(393.8)	—	1,053.4	—
Consolidated net income	672.4	523.9	559.4	(1,053.4)	702.3
Less: Net income attributable to noncontrolling interests	—	—	29.9	—	29.9
Net income attributable to Lear	$672.4	$523.9	$529.5	$(1,053.4)	$672.4

Consolidated comprehensive income	$336.5	$497.1	$318.6	$(787.7)	$364.5
Less: Comprehensive income attributable to noncontrolling interests	—	—	28.0	—	28.0
Comprehensive income attributable to Lear	$336.5	$497.1	$290.6	$(787.7)	$336.5

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(16) Supplemental Guarantor Consolidating Financial Statements

	Year Ended December 31, 2016
(in millions)	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$290.9	$345.3	$1,035.9	$(52.8)	$1,619.3

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(77.6)	(111.0)	(339.7)	—	(528.3)
Acquisitions	(149.0)	—	(6.9)	—	(155.9)
Intercompany transactions	437.4	214.8	(13.4)	(638.8)	—
Other, net	(16.8)	(1.4)	65.3	—	47.1
Net cash used in investing activities	194.0	102.4	(294.7)	(638.8)	(637.1)

Cash Flows from Financing Activities:
Credit agreement repayments	(21.9)	—	—	—	(21.9)
Short-term borrowings, net	—	—	9.1	—	9.1
Repurchase of common stock	(658.8)	—	—	—	(658.8)
Dividends paid to Lear Corporation stockholders	(88.8)	—	—	—	(88.8)
Dividends paid to noncontrolling interests	—	—	(33.3)	—	(33.3)
Change in intercompany accounts	283.3	(447.8)	(527.1)	691.6	—
Other, net	(44.7)	—	(34.5)	—	(79.2)
Net cash used in financing activities	(530.9)	(447.8)	(585.8)	691.6	(872.9)

Effect of foreign currency translation	—	—	(34.3)	—	(34.3)
Net Change in Cash and Cash Equivalents	(46.0)	(0.1)	121.1	—	75.0
Cash and Cash Equivalents as of Beginning of Period	526.4	0.4	669.8	—	1,196.6
Cash and Cash Equivalents as of End of Period	$480.4	$0.3	$790.9	$—	$1,271.6

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(16) Supplemental Guarantor Consolidating Financial Statements

	Year Ended December 31, 2015
(in millions)	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$208.3	$329.5	$889.6	$(156.3)	$1,271.1

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(68.4)	(91.5)	(325.9)	—	(485.8)
Acquisitions, net of cash acquired and use of $350 million restricted cash (see non-cash investing activities below) (Note 3)	(521.1)	1.2	20.7	—	(499.2)
Intercompany transactions	584.6	(267.9)	134.9	(451.6)	—
Other, net	(6.6)	7.3	19.0	—	19.7
Net cash used in investing activities	(11.5)	(350.9)	(151.3)	(451.6)	(965.3)

Cash Flows from Financing Activities:
Credit agreement borrowings	500.0	—	—	—	500.0
Credit agreement repayments	(9.4)	—	—	—	(9.4)
Repurchase of senior notes, net of use of $250 million restricted cash (see non-cash financing activities below) (Note 6)	(5.0)	—	—	—	(5.0)
Repurchase of common stock	(487.4)	—	—	—	(487.4)
Dividends paid to Lear Corporation stockholders	(78.5)	—	—	—	(78.5)
Dividends paid to noncontrolling interests	—	—	(27.8)	—	(27.8)
Intercompany transactions	82.7	21.8	(712.4)	607.9	—
Other, net	(50.6)	—	2.4	—	(48.2)
Net cash used in financing activities	(48.2)	21.8	(737.8)	607.9	(156.3)

Effect of foreign currency translation	—	—	(47.0)	—	(47.0)
Net Change in Cash and Cash Equivalents	148.6	0.4	(46.5)	—	102.5
Cash and Cash Equivalents as of Beginning of Period	377.8	—	716.3	—	1,094.1
Cash and Cash Equivalents as of End of Period	$526.4	$0.4	$669.8	$—	$1,196.6

Non-cash Investing Activities:
Cash restricted for use - acquisition of Eagle Ottawa	$(350.0)	$—	$—	$—	$(350.0)
Non-cash Financing Activities:
Cash restricted for use - repurchase of senior notes	$(250.0)	$—	$—	$—	$(250.0)

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(16) Supplemental Guarantor Consolidating Financial Statements

	Year Ended December 31, 2014
(in millions)	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$142.4	$211.8	$586.2	$(12.6)	$927.8

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(52.4)	(61.4)	(310.9)	—	(424.7)
Cash restricted for use - acquisition of Eagle Ottawa	(350.0)	—	—	—	(350.0)
Intercompany transactions	400.5	(17.0)	(46.3)	(337.2)	—
Other, net	(5.0)	13.3	(14.2)	—	(5.9)
Net cash used in investing activities	(6.9)	(65.1)	(371.4)	(337.2)	(780.6)

Cash Flows from Financing Activities:
Proceeds from the issuance of senior notes	975.0	—	—	—	975.0
Repurchase of senior notes	(327.1)	—	—	—	(327.1)
Payment of debt issuance and other financing costs	(18.1)	—	—	—	(18.1)
Cash restricted for use - repurchase of senior notes	(250.0)	—	—	—	(250.0)
Repurchase of common stock	(411.4)	—	—	—	(411.4)
Dividends paid to Lear Corporation stockholders	(65.3)	—	—	—	(65.3)
Dividends paid to noncontrolling interests	—	—	(25.9)	—	(25.9)
Change in intercompany accounts	15.9	(146.8)	(218.9)	349.8	—
Other, net	(20.2)	—	(17.8)	—	(38.0)
Net cash used in financing activities	(101.2)	(146.8)	(262.6)	349.8	(160.8)

Effect of foreign currency translation	—	—	(30.0)	—	(30.0)
Net Change in Cash and Cash Equivalents	34.3	(0.1)	(77.8)	—	(43.6)
Cash and Cash Equivalents as of Beginning of Period	343.5	0.1	794.1	—	1,137.7
Cash and Cash Equivalents as of End of Period	$377.8	$—	$716.3	$—	$1,094.1

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
The Guarantors include Lear Corporation EEDS and Interiors and Lear Mexican Seating Corporation. In 2016, Guilford Mills, LLC and Lear Operations Corporation (previously guarantors) merged into Lear, and Eagle Ottawa North America, LLC was released as a guarantor. In lieu of providing separate financial statements for the Guarantors, the Company has included the supplemental guarantor consolidating financial statements above. These financial statements reflect the Guarantors listed above for all periods presented. Management does not believe that separate financial statements of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.
The supplemental guarantor consolidating financial statements have been restated to reflect changes in the Guarantor entities, as well as certain changes to the equity investments of the Guarantors in 2015 and 2014.
Distributions
There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.
Selling, General and Administrative Expenses
Corporate and division selling, general and administrative expenses are allocated to the operating subsidiaries based on various factors, which estimate usage of particular corporate and division functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries. For the years ended December 31, 2016, 2015 and 2014, $87.1 million, $77.2 million and $77.7 million, respectively, of selling, general and administrative expenses were allocated from Lear.
Long-Term Debt of Lear and the Guarantors
A summary of long-term debt of Lear and the Guarantors on a combined basis is shown below (in millions):

December 31,	2016	2015
Credit agreement	$467.1	$488.4
Senior notes	1,460.8	1,458.8
	1,927.9	1,947.2
Less — Current portion	(34.4)	(21.9)
Long-term debt	$1,893.5	$1,925.3

LEAR CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2016
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$34.4	$12.0	$(12.7)	$(0.9)	$32.8
Allowance for deferred tax assets	495.7	8.6	(53.6)	(5.1)	445.6
Total	$530.1	$20.6	$(66.3)	$(6.0)	$478.4

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2015
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$27.5	$14.1	$(4.5)	$(2.7)	$34.4
Allowance for deferred tax assets	508.5	51.9	(25.9)	(38.8)	495.7
Total	$536.0	$66.0	$(30.4)	$(41.5)	$530.1

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2014
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$34.5	$7.6	$(10.0)	$(4.6)	$27.5
Allowance for deferred tax assets	642.6	41.3	(117.0)	(58.4)	508.5
Total	$677.1	$48.9	$(127.0)	$(63.0)	$536.0

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

(b)	Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

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

(d)	Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Equity Compensation Plan Information

As of December 31, 2016	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,078,196	(1)	$—	(2)	3,249,539
Equity compensation plans not approved by security holders	—		—		—
Total	2,078,196		$—		3,249,539

(1)
Includes 623,142 of outstanding restricted stock units and 1,455,054 of outstanding performance shares. Outstanding performance shares are reflected at the maximum possible payout that may be earned during the relevant performance periods.

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
PART IV
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
 The following documents are filed as part of this Form 10-K.

(a)	1. Consolidated Financial Statements:
Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Equity for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements
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
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 7, 2017.

Lear Corporation

By:	/s/ Matthew J. Simoncini
Matthew J. Simoncini
President and Chief Executive Officer and a Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Lear Corporation and in the capacities indicated on February 7, 2017.

/s/ Matthew J. Simoncini	/s/ Dr. Mary Lou Jepsen
Matthew J. Simoncini	Dr. Mary Lou Jepsen
President and Chief Executive Officer and a Director	a Director
(Principal Executive Officer)

/s/ Jeffrey H. Vanneste	/s/ Kathleen A. Ligocki
Jeffrey H. Vanneste	Kathleen A. Ligocki
Senior Vice President and Chief Financial Officer	a Director
(Principal Financial Officer )

/s/ James L. Murawski	/s/ Conrad L. Mallett, Jr.
James L. Murawski	Conrad L. Mallett, Jr.
Vice President, Corporate Controller and Chief	a Director
Accounting Officer (Principal Accounting Officer)

/s/ Richard H. Bott	/s/ Donald L. Runkle
Richard H. Bott	Donald L. Runkle
a Director	a Director

/s/ Thomas P. Capo	/s/ Gregory C. Smith
Thomas P. Capo	Gregory C. Smith
a Director	a Director

/s/ Jonathan F. Foster	/s/ Henry D.G. Wallace
Jonathan F. Foster	Henry D.G. Wallace
a Director	Non-Executive Chairman of the Board of Directors and
a Director

Index to Exhibits

Exhibit Number		Exhibit

3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 9, 2009).

3.2		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 9, 2009).

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

4.3
Fourth Supplemental Indenture, dated as of March 14, 2014, by and among Lear Corporation, the Subsidiary Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 11, 2014).

4.4
Fifth Supplemental Indenture, dated November 21, 2014, among the Company, the Subsidiary Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 21, 2014).

4.5
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

10.7	*
Lear Corporation Outside Directors Compensation Plan, amended and restated effective January 1, 2016 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

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

10.11	*
Form of 2016 Restricted Stock Unit Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.12	*
Form of 2016 Performance Share Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.13	*
Lear Corporation Salaried Retirement Restoration Program (f/k/a Lear Corporation PSP Excess Plan), amended and restated effective January 1, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 14, 2012).

10.14	*
Form of Restricted Stock Unit "Career Shares" Award Agreement under the Lear Corporation 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

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

10.23	*
Lear Corporation Annual Incentive Plan (Amended and Restated as of January 1, 2014) (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 1, 2014).

10.24	*
First Amendment to the Lear Corporation Salaried Retirement Restoration Program (as amended and restated effective January 1, 2013 (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014).

10.25
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