Form 10-Q
period 2017-04-01
LEAR CORP
filed 2017-04-26
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017.

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 21, 2017, the number of shares outstanding of the registrant’s common stock was 68,888,304 shares.

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED APRIL 1, 2017

LEAR CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We have prepared the unaudited condensed consolidated financial statements of Lear Corporation and subsidiaries pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended December 31, 2016.
The financial information presented reflects all adjustments (consisting of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations, cash flows and financial position for the interim periods presented. These results are not necessarily indicative of a full year’s results of operations.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	April 1, 2017 (1)	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,209.7	$1,271.6
Accounts receivable	3,308.8	2,746.5
Inventories	1,067.8	1,020.6
Other	642.6	610.6
Total current assets	6,228.9	5,649.3
LONG-TERM ASSETS:
Property, plant and equipment, net	2,070.7	2,019.3
Goodwill	1,129.4	1,121.3
Other	1,171.5	1,110.7
Total long-term assets	4,371.6	4,251.3
Total assets	$10,600.5	$9,900.6

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$10.2	$8.6
Accounts payable and drafts	3,043.0	2,640.5
Accrued liabilities	1,538.7	1,497.6
Current portion of long-term debt	38.8	35.6
Total current liabilities	4,630.7	4,182.3
LONG-TERM LIABILITIES:
Long-term debt	1,889.0	1,898.0
Other	617.3	627.4
Total long-term liabilities	2,506.3	2,525.4
EQUITY:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 80,563,291 shares issued as of April 1, 2017 and December 31, 2016	0.8	0.8
Additional paid-in capital	1,324.7	1,385.3
Common stock held in treasury, 11,615,919 and 11,131,648 shares as of April 1, 2017 and December 31, 2016, respectively, at cost	(1,292.8)	(1,200.2)
Retained earnings	4,031.4	3,706.9
Accumulated other comprehensive loss	(733.1)	(835.6)
Lear Corporation stockholders’ equity	3,331.0	3,057.2
Noncontrolling interests	132.5	135.7
Equity	3,463.5	3,192.9
Total liabilities and equity	$10,600.5	$9,900.6

(1)	Unaudited.
The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions, except share and per share data)

	Three Months Ended
	April 1, 2017	April 2, 2016
Net sales	$4,998.5	$4,662.9

Cost of sales	4,416.0	4,127.2
Selling, general and administrative expenses	155.7	149.0
Amortization of intangible assets	10.1	13.2
Interest expense	20.8	21.1
Other expense, net	3.7	8.5
Consolidated income before provision for income taxes and equity in net income of affiliates	392.2	343.9
Provision for income taxes	89.1	98.2
Equity in net income of affiliates	(15.4)	(16.8)
Consolidated net income	318.5	262.5
Less: Net income attributable to noncontrolling interests	12.7	14.1
Net income attributable to Lear	$305.8	$248.4

Basic net income per share attributable to Lear	$4.39	$3.33

Diluted net income per share attributable to Lear	$4.35	$3.29

Cash dividends declared per share	$0.50	$0.30

Average common shares outstanding	69,658,368	74,689,475

Average diluted shares outstanding	70,327,348	75,474,339

Consolidated comprehensive income (Note 13)	$422.1	$332.2
Less: Comprehensive income attributable to noncontrolling interests	13.8	14.3
Comprehensive income attributable to Lear	$408.3	$317.9
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended
	April 1, 2017	April 2, 2016
Cash Flows from Operating Activities:
Consolidated net income	$318.5	$262.5
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	96.9	90.2
Net change in recoverable customer engineering, development and tooling	7.4	5.2
Net change in working capital items (see below)	(145.3)	(77.5)
Other, net	1.4	8.2
Net cash provided by operating activities	278.9	288.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(120.8)	(88.1)
Other, net	(7.9)	(1.8)
Net cash used in investing activities	(128.7)	(89.9)
Cash Flows from Financing Activities:
Credit agreement repayments	(6.2)	(3.1)
Short-term borrowings, net	1.4	2.6
Repurchase of common stock	(115.6)	(154.7)
Dividends paid to Lear Corporation stockholders	(36.7)	(25.3)
Dividends paid to noncontrolling interests	(26.5)	—
Other, net	(41.7)	(51.0)
Net cash used in financing activities	(225.3)	(231.5)
Effect of foreign currency translation	13.2	10.3
Net Change in Cash and Cash Equivalents	(61.9)	(22.5)
Cash and Cash Equivalents as of Beginning of Period	1,271.6	1,196.6
Cash and Cash Equivalents as of End of Period	$1,209.7	$1,174.1

Changes in Working Capital Items:
Accounts receivable	$(526.6)	$(410.5)
Inventories	(35.4)	(41.8)
Accounts payable	374.7	240.8
Accrued liabilities and other	42.0	134.0
Net change in working capital items	$(145.3)	$(77.5)

Supplementary Disclosure:
Cash paid for interest	$42.6	$40.9
Cash paid for income taxes, net of refunds received	$65.1	$41.4

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
Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended April 1, 2017.
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

(2) Acquisitions
AccuMED
On December 21, 2016, the Company completed the acquisition of 100% of the outstanding equity interests of AccuMED Holdings Corp. ("AccuMED"), a privately-held developer and manufacturer of specialty fabrics for $148.5 million, net of cash acquired. AccuMED has annual sales of approximately $80 million. The AccuMED acquisition was accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying condensed consolidated balance sheets as of April 1, 2017 and December 31, 2016. The operating results and cash flows of AccuMED are included in the accompanying condensed consolidated financial statements from the date of acquisition and in the Company's seating segment. The purchase price and preliminary allocation are shown below (in millions):

Purchase price paid, net of cash acquired	$148.5

Property, plant and equipment	$12.7
Other assets purchased and liabilities assumed, net	9.9
Goodwill	72.9
Intangible assets	53.0
Preliminary purchase price allocation	$148.5
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
The purchase price and related allocation are preliminary and will be revised as a result of additional information regarding the assets acquired and liabilities assumed, including, but not limited to, certain tax attributes, contingent liabilities and revisions of

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

provisional estimates of fair values resulting from the completion of independent appraisals and valuations of property, plant and equipment and intangible assets.
The pro-forma effects of this acquisition do not materially impact the Company's reported results for any period presented.
For further information on acquired assets measured at fair value, see Note 16, "Financial Instruments."
Grupo Antolin
On February 6, 2017, the Company signed a definitive agreement to acquire Grupo Antolin's automotive seating business. Grupo Antolin's seating business is headquartered in France with operations in five countries in Europe and North Africa. Grupo Antolin's seating business is comprised of just-in-time seat assembly, as well as seat structures, mechanisms and seat covers. The transaction is valued at approximately €286 million (approximately $305 million based on exchange rates as of April 1, 2017) on a cash and debt free basis. On April 12, 2017, European Union regulators approved the transaction, which is expected to close in the second quarter of 2017 and is subject to customary closing conditions.

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
In the first quarter of 2017, the Company recorded charges of $8.5 million in connection with its restructuring actions. These charges consist of $7.7 million recorded as cost of sales and $0.8 million recorded as selling, general and administrative expenses. The restructuring charges consist of employee termination costs of $6.1 million, fixed asset impairment charges of $0.1 million, a pension benefit plan settlement loss of $0.8 million and contract termination costs of $0.3 million, as well as other related costs of $1.2 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Fixed asset impairment charges relate to the disposal of buildings, leasehold improvements and/or machinery and equipment with carrying values of $0.1 million in excess of related estimated fair values.
The Company expects to incur approximately $44 million of additional restructuring costs related to activities initiated as of April 1, 2017, and expects that the components of such costs will be consistent with its historical experience. Any future restructuring actions will depend upon market conditions, customer actions and other factors.
A summary of 2017 activity, excluding the pension benefit plan settlement loss of $0.8 million, is shown below (in millions):

	Accrual as of	2017	Utilization		Accrual as of
	January 1, 2017	Charges	Cash	Non-cash	April 1, 2017
Employee termination benefits	$69.4	$6.1	$(6.2)	$—	$69.3
Asset impairment charges	—	0.1	—	(0.1)	—
Contract termination costs	4.6	0.3	(0.3)	—	4.6
Other related costs	—	1.2	(1.2)	—	—
Total	$74.0	$7.7	$(7.7)	$(0.1)	$73.9

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(4) Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	April 1, 2017	December 31, 2016
Raw materials	$768.5	$746.3
Work-in-process	118.3	106.4
Finished goods	181.0	167.9
Inventories	$1,067.8	$1,020.6

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
During the first quarters of 2017 and 2016, the Company capitalized $62.9 million and $47.1 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During the first quarters of 2017 and 2016, the Company also capitalized $33.6 million and $24.2 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets.
During the first quarters of 2017 and 2016, the Company collected $87.6 million and $71.5 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer E&D and tooling costs related to long-term supply agreements is shown below (in millions):

	April 1, 2017	December 31, 2016
Current	$182.8	$185.9
Long-term	41.6	43.4
Recoverable customer E&D and tooling	$224.4	$229.3

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of property, plant and equipment is shown below (in millions):

	April 1, 2017	December 31, 2016
Land	$102.7	$101.7
Buildings and improvements	681.4	648.1
Machinery and equipment	2,554.0	2,459.6
Construction in progress	299.8	296.4
Total property, plant and equipment	3,637.9	3,505.8
Less – accumulated depreciation	(1,567.2)	(1,486.5)
Property, plant and equipment, net	$2,070.7	$2,019.3
Depreciation expense was $86.8 million and $77.0 million in the three months ended April 1, 2017 and April 2, 2016, respectively.
The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with GAAP. If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. Except as discussed below, the Company does not believe that there were any indicators that would have resulted in long-lived asset impairment charges as of April 1, 2017. The Company will, however, continue to assess the impact of any significant industry events on the realization of its long-lived assets.
In the first quarter of 2017, the Company recognized fixed asset impairment charges of $0.1 million in conjunction with its restructuring actions (Note 3, "Restructuring").

(7) Goodwill
A summary of the changes in the carrying amount of goodwill, by operating segment, in the three months ended April 1, 2017, is shown below (in millions):

	Seating	E-Systems	Total
Balance at January 1, 2017	$1,091.2	$30.1	$1,121.3
Foreign currency translation and other	8.1	—	8.1
Balance at April 1, 2017	$1,099.3	$30.1	$1,129.4
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
The Company does not believe that there were any indicators that would have resulted in goodwill impairment charges as of April 1, 2017. The Company will, however, continue to assess the impact of significant events or circumstances on its recorded goodwill.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(8) Debt
A summary of long-term debt, net of unamortized debt issuance costs and the related weighted average interest rates is shown below (in millions):

	April 1, 2017				December 31, 2016
Debt Instrument	Long-Term Debt	Debt Issuance Costs (1)	Long-Term Debt, Net	Weighted Average Interest Rate	Long-Term Debt	Debt Issuance Costs (1)	Long-Term Debt, Net	Weighted Average Interest Rate
Credit Agreement — Term Loan Facility	$462.5	$(1.5)	$461.0	2.325%	$468.7	$(1.6)	$467.1	2.105%
4.75% Senior Notes due 2023 ("2023 Notes")	500.0	(4.6)	495.4	4.75%	500.0	(4.8)	495.2	4.75%
5.375% Senior Notes due 2024 ("2024 Notes")	325.0	(2.7)	322.3	5.375%	325.0	(2.8)	322.2	5.375%
5.25% Senior Notes due 2025 ("2025 Notes")	650.0	(6.4)	643.6	5.25%	650.0	(6.6)	643.4	5.25%
Other	5.5	—	5.5	N/A	5.7	—	5.7	N/A
	$1,943.0	$(15.2)	1,927.8		$1,949.4	$(15.8)	1,933.6
Less — Current portion			(38.8)				(35.6)
Long-term debt			$1,889.0				$1,898.0
(1) Unamortized portion
Senior Notes
The issuance date, maturity date and interest payable dates of the Company's senior unsecured 2023 Notes, 2024 Notes and 2025 Notes (together, the "Notes") are as shown below:

Note	Issuance Date	Maturity Date	Interest Payable Dates
2023 Notes	January 2013	January 15, 2023	January 15 and July 15
2024 Notes	March 2014	March 15, 2024	March 15 and September 15
2025 Notes	November 2014	January 15, 2025	January 15 and July 15
Guarantees
The Notes are senior unsecured obligations. The Company’s obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain domestic subsidiaries, which are directly or indirectly 100% owned by Lear (Note 18, "Supplemental Guarantor Condensed Consolidating Financial Statements").
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
As of April 1, 2017, the Company was in compliance with all covenants under the indentures governing the Notes.
Credit Agreement
As of April 1, 2017, the Company’s credit agreement (the "Credit Agreement") consists of a $1.25 billion revolving credit facility (the “Revolving Credit Facility”), which matures on November 14, 2019, and a $500 million term loan facility (the "Term Loan Facility"), which matures on January 5, 2020. As of April 1, 2017 and December 31, 2016, there were no borrowings outstanding under the Revolving Credit Facility. As of April 1, 2017 and December 31, 2016, there were $462.5 million and $468.7 million, respectively, of borrowings outstanding under the Term Loan Facility. In the first quarter of 2017, the Company made required principal payments under the Term Loan Facility of $6.2 million.
Advances under the Revolving Credit Facility generally bear interest at a variable rate per annum equal to (i) the Eurocurrency Rate (as defined in the Credit Agreement) plus an adjustable margin of 1.0% to 2.25% based on the Company’s corporate rating (1.25% as of April 1, 2017), payable on the last day of each applicable interest period but in no event less frequently than

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

quarterly, or (ii) the Adjusted Base Rate (as defined in the Credit Agreement) plus an adjustable margin of 0.0% to 1.25% based on the Company’s corporate rating (0.25% as of April 1, 2017), payable quarterly. A facility fee, which ranges from 0.25% to 0.50% of the total amount committed under the Revolving Credit Facility, is payable quarterly.
Loans under the Term Loan Facility generally bear interest at a variable rate per annum equal to (i) the Eurocurrency Rate (as defined in the Credit Agreement) plus an adjustable margin of 1.25% to 2.25% based on the Company's corporate rating (1.375% as of April 1, 2017), payable on the last day of each applicable interest period but in no event less frequently than quarterly, or (ii) the Adjusted Base Rate (as defined in the Credit Agreement) plus an adjustable margin of 0.25% to 1.25% based on the Company's corporate rating (0.375% as of April 1, 2017), payable quarterly.
The Company’s obligations under the Credit Agreement are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain domestic subsidiaries, which are directly or indirectly 100% owned by Lear (Note 18, "Supplemental Guarantor Condensed Consolidating Financial Statements").
The Credit Agreement contains various customary representations, warranties and covenants by the Company, including, without limitation, (i) covenants regarding maximum leverage and minimum interest coverage, (ii) limitations on fundamental changes involving the Company or its subsidiaries and (iii) limitations on indebtedness, liens, investments and restricted payments. As of April 1, 2017, the Company was in compliance with all covenants under the Credit Agreement.
Other
As of April 1, 2017, other long-term debt consists of amounts outstanding under capital leases.
For further information on the Notes and the Credit Agreement, see Note 6, "Debt," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

(9) Pension and Other Postretirement Benefit Plans
The Company sponsors defined benefit pension plans and other postretirement benefit plans (primarily for the continuation of medical benefits) for eligible employees in the United States and certain other countries.
Net Periodic Pension and Other Postretirement Benefit Cost
The components of the Company’s net periodic pension benefit cost are shown below (in millions):

	Three Months Ended
	April 1, 2017		April 2, 2016
	U.S.	Foreign	U.S.	Foreign
Service cost	$1.3	$1.7	$1.4	$1.5
Interest cost	5.4	3.8	7.4	3.9
Expected return on plan assets	(7.2)	(5.6)	(9.5)	(5.6)
Amortization of actuarial loss	0.6	1.2	0.7	0.7
Settlement loss	0.2	0.8	0.2	—
Net periodic benefit cost	$0.3	$1.9	$0.2	$0.5
In the three months ended April 1, 2017, the Company recognized a pension settlement loss of $0.8 million related to its restructuring actions.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The components of the Company’s net periodic other postretirement benefit cost are shown below (in millions):

	Three Months Ended
	April 1, 2017		April 2, 2016
	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$0.1	$—	$0.1
Interest cost	0.6	0.4	0.8	0.4
Amortization of actuarial (gain) loss	(0.6)	0.1	(0.3)	0.1
Amortization of prior service credit	—	(0.1)	—	(0.1)
Net periodic benefit cost	$—	$0.5	$0.5	$0.5
Contributions
In the three months ended April 1, 2017, employer contributions to the Company’s domestic and foreign defined benefit pension plans were $3.5 million.
The Company expects contributions to its domestic and foreign defined benefit pension plans to be approximately $10 million to $15 million in 2017. The Company may elect to make contributions in excess of minimum funding requirements in response to investment performance or changes in interest rates or when the Company believes that it is financially advantageous to do so and based on its other cash requirements.

(10) Other Expense, Net
Other expense, net includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the disposal of fixed assets and other miscellaneous income and expense.
A summary of other expense, net is shown below (in millions):

	Three Months Ended
	April 1, 2017	April 2, 2016
Other expense	$8.0	$9.3
Other income	(4.3)	(0.8)
Other expense, net	$3.7	$8.5
In the three months ended April 1, 2017 and April 2, 2016, other expense includes net foreign currency transaction gains of $5.6 million and $0.4 million, respectively.

(11) Income Taxes
A summary of the provision for income taxes and the corresponding effective tax rate for the three months ended April 1, 2017 and April 2, 2016, is shown below (in millions, except effective tax rates):

	Three Months Ended
	April 1, 2017	April 2, 2016
Provision for income taxes	$89.1	$98.2
Pretax income before equity in net income of affiliates	$392.2	$343.9
Effective tax rate	22.7%	28.6%
On January 1, 2017, the Company adopted Accounting Standards Update ("ASU") 2016-09, "Improvements to Employee Share-Based Payment Accounting." The new standard requires that the tax impact related to the difference between share-based compensation for book and tax purposes be recognized as income tax benefit or expense in the Company’s condensed consolidated statement of comprehensive income in the reporting period in which such awards vest. The standard also required a modified retrospective adoption for previously unrecognized excess tax benefits. Accordingly, the Company recognized a deferred tax asset of $54.5 million and a corresponding credit to retained earnings in conjunction with the adoption. The effects of adopting the other provisions of ASU 2016-09 were not significant.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In the first quarters of 2017 and 2016, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In the first quarter of 2017, the Company recognized net tax benefits of $19.1 million, of which $15.5 million related to the change in the accounting for share-based compensation discussed above and $3.6 million related to restructuring charges and various other items. In the first quarter of 2016, the Company recognized net tax benefits of $5.0 million related to restructuring charges and various other items. Excluding these items, the effective tax rate in the first quarters 2017 and 2016 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
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
For further information related to the Company's income taxes, see Note 7, "Income Taxes," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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
A summary of information used to compute basic and diluted net income per share attributable to Lear is shown below (in millions, except share and per share data):

	Three Months Ended
	April 1, 2017	April 2, 2016
Net income attributable to Lear	$305.8	$248.4

Average common shares outstanding	69,658,368	74,689,475
Dilutive effect of common stock equivalents	668,980	784,864
Average diluted shares outstanding	70,327,348	75,474,339

Basic net income per share attributable to Lear	$4.39	$3.33

Diluted net income per share attributable to Lear	$4.35	$3.29

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
A summary of comprehensive income and reconciliations of equity, Lear Corporation stockholders’ equity and noncontrolling interests for the three months ended April 1, 2017, is shown below (in millions):

	Three Months Ended April 1, 2017
	Equity	Lear Corporation Stockholders' Equity	Non- controlling Interests
Beginning equity balance	$3,192.9	$3,057.2	$135.7
Stock-based compensation transactions	(25.8)	(25.8)	—
Repurchase of common stock	(127.5)	(127.5)	—
Dividends declared to Lear Corporation stockholders	(35.7)	(35.7)	—
Dividends declared to noncontrolling interest holders	(17.0)	—	(17.0)
Adoption of ASU 2016-09 (Note 11, "Taxes")	54.5	54.5	—
Comprehensive income:
Net income	318.5	305.8	12.7
Other comprehensive income, net of tax:
Defined benefit plan adjustments	0.7	0.7	—
Derivative instruments and hedging activities	52.1	52.1	—
Foreign currency translation adjustments	50.8	49.7	1.1
Other comprehensive income	103.6	102.5	1.1
Comprehensive income	422.1	408.3	13.8
Ending equity balance	$3,463.5	$3,331.0	$132.5

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of changes, net of tax, in accumulated other comprehensive loss for the three months ended April 1, 2017, is shown below (in millions):

Three Months Ended April 1, 2017
Defined benefit plans:
Balance at beginning of period	$(192.8)
Reclassification adjustments (net of tax expense of $0.5 million)	1.7
Other comprehensive loss recognized during the period (net of tax impact of $— million)	(1.0)
Balance at end of period	$(192.1)

Derivative instruments and hedging:
Balance at beginning of period	$(45.1)
Reclassification adjustments (net of tax expense of $3.0 million)	8.8
Other comprehensive income recognized during the period (net of tax expense of $14.7 million)	43.3
Balance at end of period	$7.0

Foreign currency translation:
Balance at beginning of period	$(597.7)
Other comprehensive income recognized during the period (net of tax impact of $— million)	49.7
Balance at end of period	$(548.0)
For the three months ended April 1, 2017, foreign currency translation adjustments are related primarily to the strengthening of the Euro, Chinese renminbi and Brazilian real relative to the U.S. dollar. Foreign currency translation adjustments include pretax losses of $0.6 million related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.
A summary of comprehensive income and reconciliations of equity, Lear Corporation stockholders’ equity and noncontrolling interests for the three months ended April 2, 2016, is shown below (in millions):

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
See Note 9, "Pension and Other Postretirement Benefit Plans," for further information regarding reclassification adjustments related to the Company's defined benefit plans.
See Note 16, "Financial Instruments," for further information regarding reclassification adjustments related to the Company's derivative and hedging activities.
Lear Corporation Stockholders’ Equity
Common Stock Share Repurchase Program
In February 2017, the Company's Board of Directors authorized a $658.8 million increase to the existing common stock share repurchase program to provide for a remaining aggregate repurchase authorization of $1.0 billion and extended the term of the program to December 31, 2019. In the first quarter of 2017, the Company repurchased, in aggregate, $127.5 million of its outstanding common stock (896,965 shares at an average purchase price of $142.10 per share, excluding commissions), of which $115.6 million was paid in cash with the remaining amount to be paid in the second quarter of 2017. As of the end of the first quarter of 2017, the Company has a remaining repurchase authorization of $872.5 million under its ongoing common stock share repurchase program. The Company may implement these share repurchases through a variety of methods, including, but not limited to, open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which the Company will repurchase its outstanding common stock and the timing of such repurchases will depend upon its financial condition, prevailing market conditions, alternative uses of capital and other factors. In addition, the Company’s Credit Agreement places certain limitations on the Company’s ability to repurchase its common stock.
Since the first quarter of 2011, the Company's Board of Directors has authorized $4.1 billion in share repurchases under its common stock share repurchase program. As of the end of the first quarter of 2017, the Company has repurchased, in aggregate, $3.2 billion of its outstanding common stock, at an average price of $75.96 per share, excluding commissions and related fees.
In addition to shares repurchased under the Company’s common stock share repurchase program described in the preceding paragraphs, the Company classified shares withheld from the settlement of the Company’s restricted stock unit and performance

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

share awards to cover minimum tax withholding requirements as common stock held in treasury in the accompanying condensed consolidated balance sheets as of April 1, 2017 and December 31, 2016.
Quarterly Dividend
In the first quarters of 2017 and 2016, the Company’s Board of Directors declared quarterly cash dividends of $0.50 and $0.30 per share of common stock, respectively. In the first quarter of 2017, declared dividends totaled $35.7 million, and dividends paid totaled $36.7 million. In the first quarter of 2016, declared dividends totaled $23.1 million, and dividends paid totaled $25.3 million. Dividends payable on common shares to be distributed under the Company’s stock-based compensation program and common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings will be paid when such common shares are distributed.

(14) Legal and Other Contingencies
As of April 1, 2017 and December 31, 2016, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $8.7 million and $11.0 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.
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
The Company records product warranty reserves when liability is probable and related amounts are reasonably estimable.
A summary of the changes in reserves for product liability and warranty claims for the three months ended April 1, 2017 is shown below (in millions):

Balance at January 1, 2017	$49.1
Expense, net (including changes in estimates)	7.8
Settlements	(2.9)
Foreign currency translation and other	0.7
Balance at April 1, 2017	$54.7

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
As of April 1, 2017 and December 31, 2016, the Company had recorded environmental reserves of $9.0 million. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
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
The Company evaluates the performance of its operating segments based primarily on (i) revenues from external customers, (ii) pretax income before equity in net income of affiliates, interest expense and other expense, net, ("segment earnings") and (iii) cash flows, being defined as segment earnings less capital expenditures plus depreciation and amortization.
A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended April 1, 2017
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$3,868.0	$1,130.5	$—	$4,998.5
Segment earnings (1)	320.3	164.9	(68.5)	416.7
Depreciation and amortization	65.0	28.3	3.6	96.9
Capital expenditures	82.7	29.5	8.6	120.8
Total assets	6,824.5	1,835.7	1,940.3	10,600.5

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended April 2, 2016
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$3,602.0	$1,060.9	$—	$4,662.9
Segment earnings (1)	291.6	149.8	(67.9)	373.5
Depreciation and amortization	61.3	26.1	2.8	90.2
Capital expenditures	62.4	20.2	5.5	88.1
Total assets	6,241.5	1,745.9	1,972.1	9,959.5

(1)	See definition above.
For the three months ended April 1, 2017, segment earnings include restructuring charges of $6.7 million, $1.7 million and $0.1 million in the seating and E-Systems segments and in the other category, respectively. For the three months ended April 2, 2016, segment earnings include restructuring charges of $5.7 million, $2.9 million and $1.6 million in the seating and E-Systems segments and in the other category, respectively (Note 3, "Restructuring").
A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

	Three Months Ended
	April 1, 2017	April 2, 2016
Segment earnings	$416.7	$373.5
Interest expense	20.8	21.1
Other expense, net	3.7	8.5
Consolidated income before provision for income taxes and equity in net income of affiliates	$392.2	$343.9

(16) Financial Instruments
Debt Instruments
The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to the quoted market prices of these securities (Level 2 input based on the GAAP fair value hierarchy). The estimated fair value, as well as the carrying value, of the Company's debt instruments are shown below (in millions):

	April 1, 2017	December 31, 2016
Estimated aggregate fair value	$2,007.0	$2,004.8
Aggregate carrying value (1)	1,937.5	1,943.7
(1) Credit agreement and senior notes, excluding the impact of unamortized debt issuance costs.
Accounts Receivable Factoring
One of the Company's European subsidiaries has an uncommitted factoring agreement, which provides for aggregate purchases of specified customer accounts of up to €200 million. As of April 1, 2017, there were no factored receivables outstanding. The Company cannot provide any assurances that this factoring facility will be available or utilized in the future.
Marketable Equity Securities
Included in other current assets in the accompanying condensed consolidated balance sheets as of April 1, 2017 and December 31, 2016, are $35.6 million and $30.2 million, respectively, of marketable equity securities, which the Company accounts for under the fair value option. Accordingly, unrealized gains and losses arising from changes in the fair value of the marketable equity securities are recognized in the accompanying condensed consolidated statement of income as a component of other expense, net. The fair value of the marketable equity securities is determined by reference to quoted market prices in active markets (Level 1 input based on the GAAP fair value hierarchy).

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Derivative Instruments and Hedging Activities
The Company has used derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to reduce the effects of fluctuations in foreign exchange rates and interest rates and the resulting variability of the Company’s operating results. The Company is not a party to leveraged derivatives. The Company’s derivative financial instruments are subject to master netting arrangements that provide for the net settlement of contracts, by counterparty, in the event of default or termination. On the date that a derivative contract for a hedging instrument is entered into, the Company designates the derivative as either (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge), (2) a hedge of the exposure of a forecasted transaction or of the variability in the cash flows of a recognized asset or liability (a cash flow hedge), (3) a hedge of a net investment in a foreign operation (a net investment hedge) or (4) a contract not designated as a hedging instrument.
For a fair value hedge, both the effective and ineffective portions of the change in the fair value of the derivative are recorded in earnings and reflected in the condensed consolidated statement of income on the same line as the gain or loss on the hedged item attributable to the hedged risk. For a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive loss in the condensed consolidated balance sheet. When the underlying hedged transaction is realized, the gain or loss included in accumulated other comprehensive loss is recorded in earnings and reflected in the condensed consolidated statement of income on the same line as the gain or loss on the hedged item attributable to the hedged risk. For a net investment hedge, the effective portion of the change in the fair value of the derivative is recorded in cumulative translation adjustment, which is a component of accumulated other comprehensive loss in the condensed consolidated balance sheet. In addition, changes in the fair value of contracts not designated as hedging instruments and the ineffective portion of both cash flow and net investment hedges are recorded in earnings and reflected in the condensed consolidated statement of income as other expense, net.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The notional amount, estimated fair value and related balance sheet classification of the Company's foreign currency derivative contracts are shown below (in millions, except for maturities):

	April 1, 2017	December 31, 2016
Fair value of contracts designated as cash flow hedges:
Other current assets	$20.0	$11.2
Other long-term assets	9.2	0.5
Other current liabilities	(15.2)	(58.3)
Other long-term liabilities	(0.6)	(9.9)
	13.4	(56.5)

Notional amount	$1,152.4	$1,275.0
Outstanding maturities in months, not to exceed	24	24
Fair value of contracts not designated as hedging instruments:
Other current assets	13.0	5.9
Other current liabilities	(7.6)	(3.8)
	5.4	2.1

Notional amount	$1,452.4	$681.2
Outstanding maturities in months, not to exceed	9	12

Total fair value	$18.8	$(54.4)
Total notional amount	$2,604.8	$1,956.2
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
Pretax amounts related to foreign currency derivative contracts designated as cash flow hedges that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended
	April 1, 2017	April 2, 2016
Gains (losses) recognized in accumulated other comprehensive loss	$58.1	$(15.7)

Losses reclassified from accumulated other comprehensive loss to:
Net sales	0.1	0.3
Cost of sales	11.7	18.2
	11.8	18.5
Comprehensive income	$69.9	$2.8
Accumulated Other Comprehensive Loss - Derivative Instruments and Hedging
As of April 1, 2017 and December 31, 2016, pretax net gains (losses) of approximately $13.4 million and ($56.5) million, respectively, related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. During the next twelve month period, the Company expects to reclassify into earnings net gains of approximately $4.7 million recorded in accumulated other comprehensive loss as of April 1, 2017. Such gains will be reclassified at the time that the underlying hedged transactions are realized.
During the three months ended April 1, 2017 and April 2, 2016, amounts recognized in the accompanying condensed consolidated statements of comprehensive income related to changes in the fair value of cash flow and fair value hedges excluded from the Company’s effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.

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
Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of April 1, 2017 and December 31, 2016, are shown below (in millions):

	April 1, 2017
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts, net	Recurring	$18.8	Market/ Income	$—	$18.8	$—
Marketable equity securities	Recurring	$35.6	Market	$35.6	$—	$—

	December 31, 2016
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts, net	Recurring	$(54.4)	Market/ Income	$—	$(54.4)	$—
Marketable equity securities	Recurring	$30.2	Market	$30.2	$—	$—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. If an estimate of the credit spread is required, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of April 1, 2017 and December 31, 2016, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy in 2017.

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
As a result of the 2016 acquisition of AccuMED, Level 3 fair value estimates of $12.7 million and $13.9 million related to property, plant and equipment are recorded in the accompanying condensed consolidated balance sheets as of April 1, 2017 and December 31, 2016, respectively. Level 3 fair value estimates of $53.0 million related to intangible assets are recorded in the accompanying condensed consolidated balance sheets as of April 1, 2017 and December 31, 2016.
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
For further information on assets and liabilities measured at fair value on a non-recurring basis, see Note 2, “Acquisitions.”
As of April 1, 2017, there were no additional significant assets or liabilities measured at fair value on a non-recurring basis.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(17) Accounting Pronouncements
The Company has considered the ASUs issued by the Financial Accounting Standards Board ("FASB") summarized below, which could significantly impact its financial statements:

Standards Pending Adoption	Description	Effective Date	Anticipated Impact
ASU 2014-09, Revenue from Contracts with Customers (1)
The standard replaces existing revenue recognition guidance and requires additional financial statement disclosures. The provisions of these updates may be applied through either a full retrospective or a modified retrospective approach.
January 1, 2018
The Company is continuing to assess the potential effects of the standard. The Company’s current analysis indicates that the new standard may impact the Company's accounting for contractually guaranteed reimbursement of pre-production engineering and development and tooling costs related to products produced for its customers under long-term supply agreements. Under current guidance, such reimbursement is recorded as a cost offset. Under the new standard, the Company may recognize such reimbursements as revenues. While the Company continues to assess the potential effects of the standard, the Company does not currently expect the adoption of the new standard to have a material impact on consolidated net income or the consolidated balance sheet. The Company has not yet selected a transition method and plans to adopt the new standard effective January 1, 2018.

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
January 1, 2019
The Company is currently evaluating the impact of this update. For additional information on the Company’s operating lease commitments, see Note 11, "Commitments and Contingencies," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
The standard was issued to address the net presentation of the components of net benefit cost. It requires the classification of service cost in the same line item as other current employee compensation costs. It also requires the presentation of the remaining components of net benefit cost in a separate line item outside any subtotal for income from operations.
January 1, 2018
The update will result in the retrospective reclassification of the non-service cost components of net benefit cost from cost of sales and selling, general and administrative expenses to other expense, net. There will be no impact on consolidated net income.

(1) Along with four subsequent ASUs amending and clarifying ASU 2014-09:
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

In addition to the adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," discussed in Note 11, "Income Taxes," the Company adopted the ASUs summarized below in 2017. The effects of adopting the ASUs listed below did not significantly impact the Company's financial statements:

Standard	Description	Effective Date
ASU 2015-11, Simplifying the Measurement of Inventory	The standard requires the measurement of inventory at the lower of cost or net realizable value rather than at the lower of cost or market.	January 1, 2017
ASU 2016-05, Effects of Derivative Contract Novations on Existing Hedge Accounting Relationships and ASU 2016-06, Contingent Put and Call Options in Debt Instruments.
The standards provide clarification when there is a change in a counterparty to a derivative hedging instrument and the steps required when assessing the economic characteristics of embedded put or call options.
January 1, 2017
ASU 2016-07, Simplifying the Transition to Equity Method of Accounting	The standard eliminates the requirement to retroactively apply the equity method of accounting as a result of an increase in the level of ownership or degree of influence.	January 1, 2017
ASU 2016-17, Interests Held through Related Parties that Are under Common Control	The standard changes the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity in certain instances involving entities under common control.	January 1, 2017

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
January 1, 2018
ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other than Inventory	The standard requires the recognition of the income tax effects of intercompany sales and transfers (other than inventory) when the sales and transfers occur.	January 1, 2018
ASU 2016-18, Restricted Cash	The standard provides guidance on the presentation of restricted cash on the statement of cash flows.	January 1, 2018
ASU 2017-01, Clarifying the Definition of a Business	The standard provides a new framework to use when determining if a set of assets and activities is a business.	January 1, 2018
ASU 2017-05, Gains and Losses from the Derecognition of Nonfinancial Assets	The standard provides guidance for recognizing gains and losses on nonfinancial assets (including land, buildings and intangible assets) to noncustomers. Adoption must coincide with ASU 2014-09.	January 1, 2018
ASU 2016-13, Measurement of Credit Losses on Financial Instruments	The standard changes the impairment model for most financial instruments to an "expected loss" model. The new model will generally result in earlier recognition of credit losses.	January 1, 2020
ASU 2017-04, Simplifying the Test for Goodwill Impairment
The standard simplifies the accounting for goodwill impairments and allows a goodwill impairment charge to be based on the amount of a reporting unit's carrying value in excess of its fair value. This eliminates the requirement to calculate the implied fair value of goodwill or what is known as "Step 2" under the current guidance.
January 1, 2020

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements

	April 1, 2017
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	250.4	$0.3	$959.0	$—	$1,209.7
Accounts receivable	423.2	292.2	2,593.4	—	3,308.8
Inventories	66.3	385.4	616.1	—	1,067.8
Intercompany accounts	76.5	156.5	—	(233.0)	—
Other	134.1	12.7	495.8	—	642.6
Total current assets	950.5	847.1	4,664.3	(233.0)	6,228.9
LONG-TERM ASSETS:
Property, plant and equipment, net	313.0	329.4	1,428.3	—	2,070.7
Goodwill	172.1	519.9	437.4	—	1,129.4
Investments in subsidiaries	4,269.9	1,546.3	—	(5,816.2)	—
Intercompany loans receivable	1,068.3	1,167.7	118.2	(2,354.2)	—
Other	513.4	134.7	542.8	(19.4)	1,171.5
Total long-term assets	6,336.7	3,698.0	2,526.7	(8,189.8)	4,371.6
Total assets	$7,287.2	$4,545.1	$7,191.0	$(8,422.8)	$10,600.5
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$—	$10.2	$—	$10.2
Accounts payable and drafts	392.6	559.6	2,090.8	—	3,043.0
Accrued liabilities	251.3	157.2	1,130.2	—	1,538.7
Intercompany accounts	—	—	233.0	(233.0)	—
Current portion of long-term debt	37.5	—	1.3	—	38.8
Total current liabilities	681.4	716.8	3,465.5	(233.0)	4,630.7
LONG-TERM LIABILITIES:
Long-term debt	1,884.8	—	4.2	—	1,889.0
Intercompany loans payable	1,124.9	54.5	1,174.8	(2,354.2)	—
Other	265.1	5.8	365.8	(19.4)	617.3
Total long-term liabilities	3,274.8	60.3	1,544.8	(2,373.6)	2,506.3
EQUITY:
Lear Corporation stockholders’ equity	3,331.0	3,768.0	2,048.2	(5,816.2)	3,331.0
Noncontrolling interests	—	—	132.5	—	132.5
Equity	3,331.0	3,768.0	2,180.7	(5,816.2)	3,463.5
Total liabilities and equity	$7,287.2	$4,545.1	$7,191.0	$(8,422.8)	$10,600.5

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	December 31, 2016
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$480.4	$0.3	$790.9	$—	$1,271.6
Accounts receivable	314.0	238.7	2,193.8	—	2,746.5
Inventories	67.9	364.7	588.0	—	1,020.6
Intercompany accounts	87.0	94.3	—	(181.3)	—
Other	119.4	15.3	475.9	—	610.6
Total current assets	1,068.7	713.3	4,048.6	(181.3)	5,649.3
LONG-TERM ASSETS:
Property, plant and equipment, net	309.4	313.4	1,396.5	—	2,019.3
Goodwill	172.1	519.9	429.3	—	1,121.3
Investments in subsidiaries	4,002.3	917.5	—	(4,919.8)	—
Intercompany loans receivable	308.9	1,206.9	91.1	(1,606.9)	—
Other	456.6	146.8	525.1	(17.8)	1,110.7
Total long-term assets	5,249.3	3,104.5	2,442.0	(6,544.5)	4,251.3
Total assets	$6,318.0	$3,817.8	$6,490.6	$(6,725.8)	$9,900.6
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$—	$8.6	$—	$8.6
Accounts payable and drafts	328.8	460.1	1,851.6	—	2,640.5
Accrued liabilities	228.6	197.5	1,071.5	—	1,497.6
Intercompany accounts	—	—	181.3	(181.3)	—
Current portion of long-term debt	34.4	—	1.2	—	35.6
Total current liabilities	591.8	657.6	3,114.2	(181.3)	4,182.3
LONG-TERM LIABILITIES:
Long-term debt	1,893.5	—	4.5	—	1,898.0
Intercompany loans payable	504.9	48.7	1,053.3	(1,606.9)	—
Other	270.6	13.2	361.4	(17.8)	627.4
Total long-term liabilities	2,669.0	61.9	1,419.2	(1,624.7)	2,525.4
EQUITY:
Lear Corporation stockholders’ equity	3,057.2	3,098.3	1,821.5	(4,919.8)	3,057.2
Noncontrolling interests	—	—	135.7	—	135.7
Equity	3,057.2	3,098.3	1,957.2	(4,919.8)	3,192.9
Total liabilities and equity	$6,318.0	$3,817.8	$6,490.6	$(6,725.8)	$9,900.6

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	Three Months Ended April 1, 2017
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$912.3	$1,279.8	$4,254.9	$(1,448.5)	$4,998.5
Cost of sales	914.5	1,082.2	3,867.8	(1,448.5)	4,416.0
Selling, general and administrative expenses	73.4	7.9	74.4	—	155.7
Intercompany operating (income) expense, net	(114.6)	71.4	43.2	—	—
Amortization of intangible assets	1.9	4.0	4.2	—	10.1
Interest expense	23.5	(1.2)	(1.5)	—	20.8
Other expense, net	(6.2)	(2.8)	12.7	—	3.7
Consolidated income before income taxes and equity in net income of affiliates and subsidiaries	19.8	118.3	254.1	—	392.2
Provision for income taxes	(6.3)	38.4	57.0	—	89.1
Equity in net income of affiliates	(0.6)	—	(14.8)	—	(15.4)
Equity in net income of subsidiaries	(279.1)	(148.6)	—	427.7	—
Consolidated net income	305.8	228.5	211.9	(427.7)	318.5
Less: Net income attributable to noncontrolling interests	—	—	12.7	—	12.7
Net income attributable to Lear	$305.8	$228.5	$199.2	$(427.7)	$305.8

Consolidated comprehensive income	$408.3	$276.2	$267.6	$(530.0)	$422.1
Less: Comprehensive income attributable to noncontrolling interests	—	—	13.8	—	13.8
Comprehensive income attributable to Lear	$408.3	$276.2	$253.8	$(530.0)	$408.3

	Three Months Ended April 2, 2016
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$926.6	$1,217.4	$3,841.2	$(1,322.3)	$4,662.9
Cost of sales	922.5	1,033.5	3,493.5	(1,322.3)	4,127.2
Selling, general and administrative expenses	76.4	2.4	70.2	—	149.0
Intercompany operating (income) expense, net	(115.8)	60.4	55.4	—	—
Amortization of intangible assets	1.9	4.0	7.3	—	13.2
Interest expense	23.0	(0.8)	(1.1)	—	21.1
Other expense, net	10.5	(0.6)	(1.4)	—	8.5
Consolidated income before income taxes and equity in net income of affiliates and subsidiaries	8.1	118.5	217.3	—	343.9
Provision for income taxes	3.5	47.7	47.0	—	98.2
Equity in net income of affiliates	(0.4)	—	(16.4)	—	(16.8)
Equity in net income of subsidiaries	(243.4)	(136.7)	—	380.1	—
Consolidated net income	248.4	207.5	186.7	(380.1)	262.5
Less: Net income attributable to noncontrolling interests	—	—	14.1	—	14.1
Net income attributable to Lear	$248.4	$207.5	$172.6	$(380.1)	$248.4

Consolidated comprehensive income	$317.9	$215.2	$250.0	$(450.9)	$332.2
Less: Comprehensive income attributable to noncontrolling interests	—	—	14.3	—	14.3
Comprehensive income attributable to Lear	$317.9	$215.2	$235.7	$(450.9)	$317.9

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	Three Months Ended April 1, 2017
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net Cash Provided by Operating Activities	$56.0	$73.4	$190.2	$(40.7)	$278.9
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(16.8)	(34.0)	(70.0)	—	(120.8)
Intercompany transactions	(759.4)	39.2	(27.1)	747.3	—
Other, net	(3.9)	0.2	(4.2)		(7.9)
Net cash provided by (used in) investing activities	(780.1)	5.4	(101.3)	747.3	(128.7)
Cash Flows from Financing Activities:
Credit agreement repayments	(6.2)	—	—	—	(6.2)
Short-term borrowings, net	—	—	1.4	—	1.4
Repurchase of common stock	(115.6)	—	—	—	(115.6)
Dividends paid to Lear Corporation stockholders	(36.7)	—	—	—	(36.7)
Dividends paid to noncontrolling interests	—	—	(26.5)	—	(26.5)
Intercompany transactions	694.4	(78.8)	91.0	(706.6)	—
Other, net	(41.8)	—	0.1	—	(41.7)
Net cash provided by (used in) financing activities	494.1	(78.8)	66.0	(706.6)	(225.3)

Effect of foreign currency translation	—	—	13.2	—	13.2
Net Change in Cash and Cash Equivalents	(230.0)	—	168.1	—	(61.9)
Cash and Cash Equivalents as of Beginning of Period	480.4	0.3	790.9	—	1,271.6
Cash and Cash Equivalents as of End of Period	$250.4	$0.3	$959.0	$—	$1,209.7

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	Three Months Ended April 2, 2016
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net Cash Provided by Operating Activities	$(7.4)	$100.5	$195.5	$—	$288.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(14.5)	(21.2)	(52.4)	—	(88.1)
Intercompany transactions	(24.4)	14.9	0.4	9.1	—
Other, net	(3.2)	0.1	1.3	—	(1.8)
Net cash used in investing activities	(42.1)	(6.2)	(50.7)	9.1	(89.9)
Cash Flows from Financing Activities:
Credit agreement repayments	(3.1)	—	—	—	(3.1)
Short-term borrowings, net	—	—	2.6	—	2.6
Repurchase of common stock	(154.7)	—	—	—	(154.7)
Dividends paid to Lear Corporation stockholders	(25.3)	—	—	—	(25.3)
Intercompany transactions	253.2	(94.6)	(149.5)	(9.1)	—
Other, net	(50.6)	—	(0.4)	—	(51.0)
Net cash provided by (used in) financing activities	19.5	(94.6)	(147.3)	(9.1)	(231.5)

Effect of foreign currency translation	—	—	10.3	—	10.3
Net Change in Cash and Cash Equivalents	(30.0)	(0.3)	7.8	—	(22.5)
Cash and Cash Equivalents as of Beginning of Period	526.4	0.3	669.9	—	1,196.6
Cash and Cash Equivalents as of End of Period	$496.4	$—	$677.7	$—	$1,174.1

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

Basis of Presentation
Certain of the Company’s domestic 100% owned subsidiaries (the "Guarantors") have fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, the performance and the full and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of the Company’s obligations under the Credit Agreement and the indentures governing the Notes, including the Company’s obligations to pay principal, premium, if any, and interest with respect to the Notes. The Notes consist of $500.0 million in aggregate principal amount of 4.75% senior unsecured notes due 2023, $325.0 million in aggregate principal amount of 5.375% senior unsecured notes due 2024 and $650.0 million in aggregate principal amount 5.25% senior unsecured notes due 2025.
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
The 2016 supplemental guarantor condensed consolidating financial statements have been restated to reflect changes in the Guarantor entities, as well as certain changes to the equity investments of the Guarantors.
Distributions
There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.
Selling, General and Administrative Expenses
Corporate and division selling, general and administrative expenses are allocated to the operating subsidiaries based on various factors, which estimate usage of particular corporate and division functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries. During the three months ended April 1, 2017 and April 2, 2016, $22.2 million and $20.6 million, respectively, of selling, general and administrative expenses were allocated from Lear.
Long-Term Debt of Lear and the Guarantors
A summary of long-term debt of Lear and the Guarantors on a combined basis is shown below (in millions):

	April 1, 2017	December 31, 2016
Credit agreement	$461.0	$467.1
Senior notes	1,461.3	1,460.8
	1,922.3	1,927.9
Less — Current portion	(37.5)	(34.4)
Long-term debt	$1,884.8	$1,893.5

LEAR CORPORATION

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Executive Overview
We are a leading Tier 1 supplier to the global automotive industry. We supply seating, electrical distribution systems and electronic modules, as well as related sub-systems, components and software, to all of the world's major automotive manufacturers.
We use our product, design and technological expertise, global reach and competitive manufacturing footprint to achieve our financial goals and objectives of continuing to deliver profitable growth (balancing risks and returns), maintaining a strong balance sheet with investment grade credit metrics and consistently returning excess cash to our shareholders.
Our seating business consists of the design, development, engineering, just-in-time assembly and delivery of complete seat systems, as well as the design, development, engineering and manufacture of all major seat components, including seat covers and surface materials such as leather and fabric, seat structures and mechanisms, seat foam and headrests. Further, we have capabilities in active sensing and comfort for seats, utilizing electronically controlled sensor and adjustment systems and internally developed algorithms. Our E-Systems business consists of the design, development, engineering and manufacture of complete electrical distribution systems that route electrical signals and manage electrical power within the vehicle for traditional vehicle architectures, as well as high power and hybrid electric systems. Key components in the electrical distribution system include wiring harnesses, terminals and connectors and junction boxes, including components for high power and hybrid electric systems. We also design, develop, engineer and manufacture sophisticated electronic control modules that facilitate signal, data and power management within the vehicle, as well as associated software. We have added capabilities in wireless communication modules and cybersecurity that securely process various signals to, from and within the vehicle, as well as road infrastructure.
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
Industry Overview
Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles and our content per vehicle. Global automotive industry production volumes in the first quarter of 2017, as compared to the first quarter of 2016, are shown below (in millions of units):

	First Quarter
	2017	2016	% Change
North America	4.6	4.5	3%
Europe and Africa	6.1	5.7	6%
Asia	12.2	11.5	6%
South America	0.7	0.6	19%
Other	0.3	0.4	(16)%
Global light vehicle production	23.9	22.6	6%
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

LEAR CORPORATION

features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating results.
In the first quarters of 2017 and 2016, our percentage of net sales by region is shown below:

	2017	2016
North America	40%	41%
Europe and Africa	38%	39%
Asia	19%	18%
South America	3%	2%
Total	100%	100%
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
Our material cost as a percentage of net sales was 65.3% in the first quarter of 2017, as compared to 65.6% in the first quarter of 2016. Raw material, energy and commodity costs can be volatile. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity environment. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Acquisition
On February 6, 2017, we signed a definitive agreement to acquire Grupo Antolin's automotive seating business. Grupo Antolin's seating business is headquartered in France with operations in five countries in Europe and North Africa. Grupo Antolin's seating business is comprised of just-in-time seat assembly, as well as seat structures, mechanisms and seat covers. The transaction is valued at approximately €286 million (approximately $305 million based on exchange rates as of April 1, 2017) on a cash and debt free basis. On April 12, 2017, European Union regulators approved the transaction, which is expected to close in the second quarter of 2017 and is subject to customary closing conditions.
Operational Restructuring
In the first quarter of 2017, we incurred pretax restructuring costs of approximately $9 million. Any future restructuring actions will depend upon market conditions, customer actions and other factors.
For further information, see Note 3, "Restructuring," to the condensed consolidated financial statements included in this Report.
Share Repurchase Program and Quarterly Cash Dividends
Since the first quarter of 2011, our Board of Directors has authorized $4.1 billion in share repurchases under our common stock share repurchase program. In the first quarter of 2017, we repurchased $127 million of shares and have a remaining repurchase authorization of $873 million, which will expire on December 31, 2019.
In the first quarter of 2017, our Board of Directors declared a quarterly cash dividend of $0.50 per share of common stock, reflecting a 67% increase over the quarterly cash dividend declared in 2016.
For further information regarding our common stock share repurchase program and our quarterly dividends, see "— Liquidity and Capital Resources — Capitalization" and Note 13, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report.
Other Matters
In the first quarter of 2017, we recognized net tax benefits of $19 million related to a change in the accounting for share-based compensation, restructuring charges and various other items.
In the first quarter of 2016, we recognized net tax benefits of $5 million related to restructuring charges and various other items.
As discussed above, our results for the three months ended April 1, 2017 and April 2, 2016, reflect the following items (in millions):

	Three Months Ended
	April 1, 2017	April 2, 2016
Costs related to restructuring actions, including manufacturing inefficiencies of $2 million for the three months ended April 2, 2016	$9	$12
Acquisition and other related costs	2	—
Acquisition-related inventory fair value adjustment	2	—
Tax benefits, net	19	5
For further information regarding these items, see Note 2, "Acquisitions," Note 3, "Restructuring," Note 8, "Debt," and Note 11, "Income Taxes," to the condensed consolidated financial statements included in this Report.
This Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements that are subject to risks and uncertainties. For further information regarding other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see "— Forward-

LEAR CORPORATION

Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2016.

RESULTS OF OPERATIONS
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three Months Ended
	April 1, 2017		April 2, 2016
Net sales
Seating	$3,868.0	77.4%	$3,602.0	77.2%
E-Systems	1,130.5	22.6	1,060.9	22.8
Net sales	4,998.5	100.0	4,662.9	100.0
Cost of sales	4,416.0	88.3	4,127.2	88.5
Gross profit	582.5	11.7	535.7	11.5
Selling, general and administrative expenses	155.7	3.1	149.0	3.2
Amortization of intangible assets	10.1	0.2	13.2	0.3
Interest expense	20.8	0.4	21.1	0.5
Other expense, net	3.7	0.1	8.5	0.2
Provision for income taxes	89.1	1.8	98.2	2.1
Equity in net income of affiliates	(15.4)	(0.3)	(16.8)	(0.4)
Net income attributable to noncontrolling interests	12.7	0.3	14.1	0.3
Net income attributable to Lear	$305.8	6.1%	$248.4	5.3%

Three Months Ended April 1, 2017 vs. Three Months Ended April 2, 2016
Net sales in the first quarter of 2017 were $5.0 billion, as compared to $4.7 billion in the first quarter of 2016, an increase of $336 million or 7%. New business, primarily in Europe and Asia, and higher production volumes on key Lear platforms, primarily in Europe, South America and North America, positively impacted net sales by $263 million and $107 million, respectively.

(in millions)	Cost of Sales
First quarter 2016	$4,127
Material cost	205
Labor and other	76
Depreciation	8
First quarter 2017	$4,416
Cost of sales in the first quarter of 2017 was $4.4 billion, as compared to $4.1 billion in the first quarter of 2016. New business, primarily in Europe and Asia, and higher production volumes on key Lear platforms, primarily in Europe, South America and North America, resulted in an increase in cost of sales of $305 million.
Gross profit and gross margin were $583 million and 11.7% of net sales in the first quarter of 2017, as compared to $536 million and 11.5% of net sales in the first quarter of 2016. New business and higher production volumes on key Lear platforms positively impacted gross profit by $65 million. The impact of favorable operating performance and the benefit of operational restructuring actions of $45 million was more than offset by the impact of selling price reductions and net foreign exchange rate fluctuations. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $156 million in the first quarter of 2017, as compared to $149 million in the first quarter of 2016. As a percentage of net sales, selling, general and administrative expenses was 3.1% in the first quarter of 2017, as compared to 3.2% in the first quarter of 2016.
Amortization of intangible assets was $10 million in the first quarter of 2017, as compared to $13 million in the first quarter of 2016.
Interest expense was $21 million in the first quarters of 2017 and 2016.

LEAR CORPORATION

Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, losses on the disposal of fixed assets and other miscellaneous income and expense, was $4 million in the first quarter of 2017, as compared to $9 million in the first quarter of 2016. Net foreign exchange gains were $2 million in the first quarter of 2017, as compared to net foreign exchange losses of $2 million in the first quarter of 2016.
In the first quarter of 2017, the provision for income taxes was $89 million, representing an effective tax rate of 22.7% on pretax income before equity in net income of affiliates of $392 million. In the first quarter of 2016, the provision for income taxes was $98 million, representing an effective tax rate of 28.6% on pretax income before equity in net income of affiliates of $344 million, for the reasons described below.
In the first quarters of 2017 and 2016, the provision for income taxes was impacted by the level and mix of earnings among tax jurisdictions. In the first quarter of 2017, we recognized net tax benefits of $19 million related to a change in the accounting for share-based compensation, restructuring charges and various other items. In the first quarter of 2016, we recognized net tax benefits of $5 million related to restructuring charges and various other items. Excluding these items, the effective tax rate in the first quarters of 2017 and 2016 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $15 million in the first quarter of 2017, as compared to $17 million in the first quarter of 2016.
Net income attributable to Lear was $306 million, or $4.35 per diluted share, in the first quarter of 2017, as compared to $248 million, or $3.29 per diluted share, in the first quarter of 2016. Net income and diluted net income per share increased for the reasons described above. In addition, diluted net income per share was impacted by the decrease in average shares outstanding between periods.

Reportable Operating Segments
We have two reportable operating segments: seating, which includes complete seat systems and all major seat components, including seat covers and surface materials such as leather and fabric, seat structures and mechanisms, seat foam and headrests and E-Systems, which includes complete electrical distribution systems, electronic control modules and associated software and wireless communication modules. Key components in the electrical distribution system include wiring harnesses, terminals and connectors and junction boxes, including components for high power and hybrid electric systems.
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

LEAR CORPORATION

Seating
A summary of the financial measures for our seating segment is shown below (dollar amounts in millions):

	Three Months Ended
	April 1, 2017	April 2, 2016
Net sales	$3,868.0	$3,602.0
Segment earnings (1)	320.3	291.6
Margin	8.3%	8.1%

(1)	See definition above.
Seating net sales were $3.9 billion in the first quarter of 2017, as compared to $3.6 billion in the first quarter of 2016, an increase of $266 million or 7%. New business and higher production volumes on key Lear platforms positively impacted net sales by $226 million and $35 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $320 million and 8.3% in the first quarter of 2017, as compared to $292 million and 8.1% in the first quarter of 2016. New business and higher production volumes on key Lear platforms positively impacted segment earnings by $41 million. The impact of favorable operating performance and the benefit of operational restructuring actions of $30 million was more than offset by the impact of selling price reductions.
E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Three Months Ended
	April 1, 2017	April 2, 2016
Net sales	$1,130.5	$1,060.9
Segment earnings (1)	164.9	149.8
Margin	14.6%	14.1%

(1)	See definition above.
E-Systems net sales were $1.1 billion in the first quarters of 2017 and 2016, an increase of $70 million or 7%. Higher production volumes on key Lear platforms and new business positively impacted net sales by $72 million and $37 million, respectively. These increases were partially offset by selling price reductions and net foreign exchange rate fluctuations. Segment earnings, including restructuring costs, and the related margin on net sales were $165 million and 14.6% in the first quarter of 2017, as compared to $150 million and 14.1% in the first quarter of 2016. Higher production volumes on key Lear platforms and new business positively impacted segment earnings by $24 million. The impact of improved operating performance of $15 million was more than offset by the impact of selling price reductions.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three Months Ended
	April 1, 2017	April 2, 2016
Net sales	$—	$—
Segment earnings (1)	(68.5)	(67.9)
Margin	N/A	N/A

(1)	See definition above.
Segment earnings related to our other category were ($69) million in the first quarter of 2017, as compared to ($68) million in the first quarter of 2016.

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
As of April 1, 2017 and December 31, 2016, cash and cash equivalents of $955 million and $767 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans, without creating additional income tax expense. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information regarding potential dividends from our non-U.S. subsidiaries, see "— Adequacy of Liquidity Sources," below and Note 7, "Income Taxes," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Cash Flows
A summary of net cash provided by operating activities is shown below (in millions):

	Three Months Ended
	April 1, 2017	April 2, 2016	Incremental Increase (Decrease) in Operating Cash Flow
Consolidated net income and depreciation and amortization	$415	$353	$62
Net change in working capital items:
Accounts receivable	(527)	(411)	(116)
Inventory	(35)	(42)	7
Accounts payable	375	241	134
Accrued liabilities and other	42	134	(92)
Net change in working capital items	(145)	(78)	(67)
Other	9	13	(4)
Net cash provided by operating activities	$279	$289	$(10)
In the first three months of 2017, increases in accounts receivable, inventories and accounts payable resulted in a use of cash of $527 million, a use of cash of $35 million and a source of cash of $375 million, respectively, primarily reflecting higher working capital to support the increase in our sales. In the first three months of 2017, changes in accrued liabilities and other resulted in a source of cash of $42 million, primarily reflecting the timing of payment of accrued liabilities.
Net cash used in investing activities was $129 million in the first three months of 2017, as compared to $90 million in the first three months of 2016. This increase is primarily due to capital spending of $121 million in the first three months of 2017, as compared to $88 million in the first three months of 2016. Capital spending in 2017 is estimated at $550 million.
Net cash used in financing activities was $225 million in the first three months of 2017, as compared to $232 million in the first three months of 2016. In the first three months of 2017 and 2016, we paid $116 million and $155 million, respectively, for repurchases of our common stock. In the first three months of 2017, we paid noncontrolling interest dividends of $27 million.
Capitalization
From time to time, we utilize uncommitted credit facilities to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries, in addition to cash provided by operating activities. As of April 1, 2017 and December 31, 2016, our outstanding short-term debt balance was $10 million and $9 million, respectively. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors.

LEAR CORPORATION

Senior Notes
As of April 1, 2017, our senior notes (collectively, the "Notes") consist of the amounts shown below (in millions, except stated coupon rates):

Note	Aggregate Principal Amount	Stated Coupon Rate
Senior unsecured notes due 2023	$500	4.75%
Senior unsecured notes due 2024	325	5.375%
Senior unsecured notes due 2025	650	5.25%
	$1,475
For further information related to the Notes, including information on early redemption, covenants and events of default, see Note 8, "Debt," to the condensed consolidated financial statements included in this Report and Note 6, "Debt," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Credit Agreement
As of April 1, 2017, our credit agreement (the "Credit Agreement") consists of a $1.25 billion revolving credit facility (the "Revolving Credit Facility"), which matures on November 14, 2019, and a $500 million term loan facility (the "Term Loan Facility"), which matures on January 5, 2020. As of April 1, 2017 and December 31, 2016, there were no borrowings outstanding under the Revolving Credit Facility. As of April 1, 2017 and December 31, 2016, there were $463 million and $469 million, respectively, of borrowings outstanding under the Term Loan Facility. In the first quarter of 2017, we made required principal payments of $6 million under the Term Loan Facility.
For further information related to the Credit Agreement, including information on pricing, covenants and events of default, see Note 8, "Debt," to the condensed consolidated financial statements included in this Report and Note 6, "Debt," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Scheduled cash interest payments on the Notes and the Term Loan Facility are $46 million for the remaining nine months of 2017.
As of April 1, 2017, we were in compliance with all covenants under the Credit Agreement and the indentures governing the Notes.
Accounts Receivable Factoring
One of our European subsidiaries has an uncommitted factoring agreement, which provides for aggregate purchases of specified customer accounts of up to €200 million. As of April 1, 2017, there were no factored receivables outstanding. We cannot provide any assurances that this factoring facility will be available or utilized in the future.
Common Stock Share Repurchase Program
In February 2017, our Board of Directors authorized a $659 million increase to our existing common stock share repurchase program to provide for a remaining aggregate repurchase authorization of $1 billion and extended the term of the program to December 31, 2019. In the first three months of 2017, we repurchased, in aggregate, $127 million of our outstanding common stock (896,965 shares at an average purchase price of $142.10 per share, excluding commissions), of which $116 million was paid in cash with the remaining amount to be paid in the second quarter of 2017. As of the end of the first quarter of 2017, we have a remaining repurchase authorization of $873 million.
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
Since the first quarter of 2011, our Board of Directors has authorized $4.1 billion in share repurchases under our common stock share repurchase program. As of the end of the first quarter of 2017, we have repurchased, in aggregate, $3.2 billion of our outstanding common stock, at an average price of $75.96 per share, excluding commissions and related fees.
For further information regarding our common stock share repurchase program, see Note 13, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION

Dividends
The quarterly cash dividend declared in the first quarter of 2017 reflects a 67% increase over the quarterly cash dividend declared in the first quarter of 2016. A summary of 2017 dividends is shown below:

Payment Date	Dividend Per Share	Declaration Date	Record Date
March 23, 2017	$0.50	February 10, 2017	March 3, 2017
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
Adequacy of Liquidity Sources
As of April 1, 2017, we had approximately $1.2 billion of cash and cash equivalents on hand and $1.25 billion in available borrowing capacity under our Revolving Credit Facility. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs to satisfy ordinary course business obligations, as well as pay quarterly dividends and repurchase shares of our common stock, pursuant to our authorized common stock share repurchase program (see "— Common Stock Share Repurchase Program," above). Our future financial results and our ability to continue to meet our liquidity needs are subject to, and will be affected by, cash flows from operations, including the impact of restructuring activities, automotive industry conditions, the financial condition of our customers and suppliers and other related factors. Additionally, an economic downturn or reduction in production levels could negatively impact our financial condition. For further discussion of the risks and uncertainties affecting our cash flows from operations and our overall liquidity, see "— Executive Overview" above, "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
A summary of the notional amount and estimated aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

	April 1, 2017	December 31, 2016
Notional amount (contract maturities < 24 months)	$2,605	$1,956
Fair value	19	(54)

LEAR CORPORATION

Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Thai baht, the Chinese renminbi, the Brazilian real, the Japanese yen and the Canadian dollar. We have performed a sensitivity analysis of our net transactional exposure, as shown below (in millions):

		Potential Earnings Benefit (Adverse Earnings Impact)
	Hypothetical Strengthening % (1)	April 1, 2017	December 31, 2016
U.S. dollar	10%	$(23)	$(19)
Euro	10%	14	16
(1) Relative to all other currencies to which it is exposed for a twelve-month period
We have performed a sensitivity analysis related to the aggregate fair value of our outstanding foreign exchange contracts, as shown below (in millions):

		Estimated Change in Fair Value
	Hypothetical Change % (2)	April 1, 2017	December 31, 2016
U.S. dollar	10%	$34	$50
Euro	10%	59	35
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
Commodity Prices
Raw material, energy and commodity costs can be volatile. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity cost environment. If these costs increase, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance," in our Annual Report on Form 10-K for the year ended December 31, 2016.
We have commodity price risk with respect to purchases of certain raw materials, including steel, copper, diesel fuel, chemicals, resins and leather. Our main cost exposures relate to steel, copper and leather. The majority of the steel used in our products is comprised of fabricated components that are integrated into a seat system, such as seat frames, recliner mechanisms, seat tracks and other mechanical components. Therefore, our exposure to changes in steel prices is primarily indirect, through these purchased components. Approximately 90% of our copper purchases and a significant portion of our leather purchases are subject to price index agreements with our customers.
For further information related to the financial instruments described above, see Note 16, "Financial Instruments," to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION

OTHER MATTERS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of April 1, 2017, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $9 million. In addition, as of April 1, 2017, we had recorded reserves for product liability claims and environmental matters of $55 million and $9 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2016. For a more complete description of our outstanding material legal proceedings, see Note 14, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.
Significant Accounting Policies and Critical Accounting Estimates
Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates," and Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first quarter of 2017.
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

•	the impact of potential changes in tax and trade policies in the United States and related actions by countries in which we do business;

•	the anticipated changes in economic and other relationships between the United Kingdom and the European Union; and

•	other risks described in Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2016, and our other Securities and Exchange Commission ("SEC") filings.
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

LEAR CORPORATION

(b)	Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended April 1, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial or contractual disputes, product liability claims and environmental and other matters. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2016. For a description of our outstanding material legal proceedings, see Note 14, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.

ITEM 1A — RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As discussed in Part I — Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capitalization — Common Stock Share Repurchase Program," and Note 13, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report, we have a remaining repurchase authorization of $872.5 million under our ongoing common stock share repurchase program. A summary of the shares of our common stock repurchased during the quarter ended April 1, 2017, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
January 1, 2017 through January 28, 2017	—	N/A	N/A	$341.2
January 29, 2017 through February 25, 2017	108,000	$142.30	108,000	984.6	(1)
February 26, 2017 through April 1, 2017	788,965	$142.08	788,965	872.5
Total	896,965	$142.10	896,965	$872.5

(1)
As of February 2017, our Board of Directors authorized a $658.8 million increase to our existing common stock repurchase program to provide for a remaining aggregate repurchase authorization of $1 billion.

ITEM 6 — EXHIBITS

The exhibits listed on the "Index to Exhibits" on page 47 are filed with this Form 10-Q or incorporated by reference as set forth below.

LEAR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated:	April 26, 2017	By:	/s/ Matthew J. Simoncini
Matthew J. Simoncini
President and Chief Executive Officer

		By:	/s/ Jeffrey H. Vanneste
Jeffrey H. Vanneste
Senior Vice President and Chief Financial Officer

LEAR CORPORATION

Index to Exhibits

	Exhibit Number	Exhibit
*	10.1	First Amendment to the Lear Corporation 2009 Long-Term Stock Incentive Plan (amended and restated as of January 1, 2014), effective as of January 1, 2017.
*	10.2	First Amendment to the Lear Corporation Annual Incentive Plan (amended and restated as of January 1, 2014), effective February 9, 2017.
*	31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
*	31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
*	32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	101.INS	XBRL Instance Document.
**	101.SCH	XBRL Taxonomy Extension Schema Document.
**	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
**	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
**	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
**	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	Submitted electronically with the Report.