Form 10-Q
period 2017-07-01
LEAR CORP
filed 2017-07-26
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 21, 2017, the number of shares outstanding of the registrant’s common stock was 68,064,307 shares.

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JULY 1, 2017

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

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	July 1, 2017 (1)	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,166.7	$1,271.6
Accounts receivable	3,357.7	2,746.5
Inventories	1,127.4	1,020.6
Other	690.1	610.6
Total current assets	6,341.9	5,649.3
LONG-TERM ASSETS:
Property, plant and equipment, net	2,266.7	2,019.3
Goodwill	1,272.1	1,121.3
Other	1,356.5	1,110.7
Total long-term assets	4,895.3	4,251.3
Total assets	$11,237.2	$9,900.6

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$3.9	$8.6
Accounts payable and drafts	3,202.9	2,640.5
Accrued liabilities	1,693.5	1,497.6
Current portion of long-term debt	42.0	35.6
Total current liabilities	4,942.3	4,182.3
LONG-TERM LIABILITIES:
Long-term debt	1,877.1	1,898.0
Other	661.6	627.4
Total long-term liabilities	2,538.7	2,525.4
EQUITY:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 72,563,291 and 80,563,291 shares issued as of July 1, 2017 and December 31, 2016, respectively	0.7	0.8
Additional paid-in capital	1,186.9	1,385.3
Common stock held in treasury, 4,499,508 and 11,131,648 shares as of July 1, 2017 and December 31, 2016, respectively, at cost	(527.0)	(1,200.2)
Retained earnings	3,572.6	3,706.9
Accumulated other comprehensive loss	(611.3)	(835.6)
Lear Corporation stockholders’ equity	3,621.9	3,057.2
Noncontrolling interests	134.3	135.7
Equity	3,756.2	3,192.9
Total liabilities and equity	$11,237.2	$9,900.6

(1)	Unaudited.
The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions, except share and per share data)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales	$5,123.2	$4,724.8	$10,121.7	$9,387.7

Cost of sales	4,545.4	4,184.4	8,961.4	8,311.6
Selling, general and administrative expenses	157.2	154.3	312.9	303.3
Amortization of intangible assets	11.5	13.3	21.6	26.5
Interest expense	21.4	20.3	42.2	41.4
Other (income) expense, net	5.8	(23.5)	9.5	(15.0)
Consolidated income before provision for income taxes and equity in net income of affiliates	381.9	376.0	774.1	719.9
Provision for income taxes	73.3	101.0	162.4	199.2
Equity in net income of affiliates	(18.4)	(19.5)	(33.8)	(36.3)
Consolidated net income	327.0	294.5	645.5	557.0
Less: Net income attributable to noncontrolling interests	15.1	12.1	27.8	26.2
Net income attributable to Lear	$311.9	$282.4	$617.7	$530.8

Basic net income per share attributable to Lear	$4.53	$3.85	$8.92	$7.17

Diluted net income per share attributable to Lear	$4.49	$3.82	$8.84	$7.11

Cash dividends declared per share	$0.50	$0.30	$1.00	$0.60

Average common shares outstanding	68,903,958	73,322,857	69,281,163	74,013,593

Average diluted shares outstanding	69,448,798	73,864,457	69,888,073	74,678,147

Consolidated comprehensive income (Note 13)	$451.0	$238.5	$873.1	$570.7
Less: Comprehensive income attributable to noncontrolling interests	17.3	9.3	31.1	23.6
Comprehensive income attributable to Lear	$433.7	$229.2	$842.0	$547.1
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended
	July 1, 2017	July 2, 2016
Cash Flows from Operating Activities:
Consolidated net income	$645.5	$557.0
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	201.5	184.7
Net change in recoverable customer engineering, development and tooling	(8.1)	19.6
Net change in working capital items (see below)	20.0	49.9
Other, net	(13.6)	6.4
Net cash provided by operating activities	845.3	817.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(274.0)	(181.7)
Acquisition	(286.8)	—
Other, net	(5.5)	50.5
Net cash used in investing activities	(566.3)	(131.2)
Cash Flows from Financing Activities:
Credit agreement repayments	(15.6)	(9.4)
Short-term borrowings, net	(4.9)	5.2
Repurchase of common stock	(239.7)	(367.1)
Dividends paid to Lear Corporation stockholders	(70.7)	(47.0)
Dividends paid to noncontrolling interests	(27.7)	(14.3)
Other, net	(58.3)	(51.3)
Net cash used in financing activities	(416.9)	(483.9)
Effect of foreign currency translation	33.0	(4.4)
Net Change in Cash and Cash Equivalents	(104.9)	198.1
Cash and Cash Equivalents as of Beginning of Period	1,271.6	1,196.6
Cash and Cash Equivalents as of End of Period	$1,166.7	$1,394.7

Changes in Working Capital Items:
Accounts receivable	$(414.7)	$(327.2)
Inventories	(42.0)	(39.8)
Accounts payable	390.3	201.7
Accrued liabilities and other	86.4	215.2
Net change in working capital items	$20.0	$49.9

Supplementary Disclosure:
Cash paid for interest	$45.1	$44.1
Cash paid for income taxes, net of refunds received	$155.7	$108.4

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
Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended July 1, 2017.
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

(2) Acquisitions
Grupo Antolin Seating
On April 28, 2017, the Company completed the acquisition of Grupo Antolin's automotive seating business ("Antolin Seating") for $291.5 million, net of cash acquired. Antolin Seating is headquartered in France with operations in five countries in Europe and North Africa. The Antolin Seating business is comprised of just-in-time seat assembly, as well as seat structures, mechanisms and seat covers with annual sales of approximately $370 million.
The Antolin Seating acquisition was accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying condensed consolidated balance sheet as of July 1, 2017. The operating results and cash flows of Antolin Seating are included in the accompanying condensed consolidated financial statements from the date of acquisition and in the Company's seating segment.
The net purchase price of $291.5 million is subject to adjustment and consists of cash paid of $286.8 million, net of cash acquired, and contingent consideration of $4.7 million. In addition, the Company incurred transaction costs of $2.3 million related to advisory services in the six months ended July 1, 2017, which have been expensed as incurred and are recorded in selling, general and administrative expenses. The purchase price and preliminary allocation are shown below (in millions):

Purchase price paid, net of cash acquired	$286.8
Acquisition date contingent consideration	4.7
Net purchase price	291.5

Property, plant and equipment	$83.6
Other assets purchased and liabilities assumed, net	(33.4)
Goodwill	121.1
Intangible assets	120.2
Preliminary purchase price allocation	$291.5
Contingent consideration represents the discounted value of estimated amounts due to the seller pending the resolution of certain matters. As of the acquisition date, the value of estimated contingent consideration was $4.7 million.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Recognized goodwill is attributable to the assembled workforce, expected synergies and other intangible assets that do not qualify for separate recognition.
Intangible assets consist of provisional amounts recognized for the fair value of customer-based assets and were based on an independent appraisal. Customer-based assets include Antolin Seating's established relationships with its customers and the ability of these customers to generate future economic profits for the Company. It is currently estimated that these intangible assets have a weighted average useful life of approximately fifteen years.
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
AccuMED
On December 21, 2016, the Company completed the acquisition of 100% of the outstanding equity interests of AccuMED Holdings Corp. ("AccuMED"), a privately-held developer and manufacturer of specialty fabrics for $148.5 million, net of cash acquired. AccuMED has annual sales of approximately $80 million. The AccuMED acquisition was accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying condensed consolidated balance sheets as of July 1, 2017 and December 31, 2016. The operating results and cash flows of AccuMED are included in the accompanying condensed consolidated financial statements from the date of acquisition and in the Company's seating segment. The purchase price and preliminary allocation are shown below (in millions):

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
The purchase price allocation is preliminary and will be revised as a result of additional information regarding the assets acquired and liabilities assumed, including, but not limited to, certain tax attributes and contingent liabilities.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In the first half of 2017, the Company recorded charges of $31.6 million in connection with its restructuring actions. These charges consist of $23.3 million recorded as cost of sales, $8.6 million recorded as selling, general and administrative expenses and net credits of $0.3 million recorded as other income. The restructuring charges consist of employee termination costs of $26.9 million, fixed asset impairment charges of $0.4 million, a pension benefit plan settlement loss of $0.8 million and contract termination costs of $1.4 million, as well as other related costs of $2.1 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Fixed asset impairment charges relate to the disposal of buildings, leasehold improvements and/or machinery and equipment with carrying values of $0.4 million in excess of related estimated fair values.
The Company expects to incur approximately $50 million of additional restructuring costs related to activities initiated as of July 1, 2017, and expects that the components of such costs will be consistent with its historical experience. Any future restructuring actions will depend upon market conditions, customer actions and other factors.
A summary of 2017 activity, excluding the pension benefit plan settlement loss of $0.8 million (Note 9, "Pension and Other Postretirement Benefit Plans"), is shown below (in millions):

	Accrual as of	2017	Utilization		Accrual as of
	January 1, 2017	Charges	Cash	Non-cash	July 1, 2017
Employee termination benefits	$69.4	$26.9	$(19.2)	$—	$77.1
Asset impairment charges	—	0.4	—	(0.4)	—
Contract termination costs	4.6	1.4	(1.1)	—	4.9
Other related costs	—	2.1	(2.1)	—	—
Total	$74.0	$30.8	$(22.4)	$(0.4)	$82.0

(4) Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	July 1, 2017	December 31, 2016
Raw materials	$827.3	$746.3
Work-in-process	124.8	106.4
Finished goods	175.3	167.9
Inventories	$1,127.4	$1,020.6

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
During the first six months of 2017 and 2016, the Company capitalized $137.4 million and $72.4 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During the first six months of 2017 and 2016, the Company also capitalized $57.6 million and $41.6 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets.
During the first six months of 2017 and 2016, the Company collected $171.0 million and $127.9 million, respectively, of cash related to E&D and tooling costs.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The classification of recoverable customer E&D and tooling costs related to long-term supply agreements is shown below (in millions):

	July 1, 2017	December 31, 2016
Current	$190.4	$185.9
Long-term	59.9	43.4
Recoverable customer E&D and tooling	$250.3	$229.3

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
A summary of property, plant and equipment is shown below (in millions):

	July 1, 2017	December 31, 2016
Land	$117.0	$101.7
Buildings and improvements	722.2	648.1
Machinery and equipment	2,752.7	2,459.6
Construction in progress	348.1	296.4
Total property, plant and equipment	3,940.0	3,505.8
Less – accumulated depreciation	(1,673.3)	(1,486.5)
Property, plant and equipment, net	$2,266.7	$2,019.3
Depreciation expense was $93.1 million and $81.2 million in the three months ended July 1, 2017 and July 2, 2016, respectively, and $179.9 million and $158.2 million in the six months ended July 1, 2017 and July 2, 2016, respectively.
The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with GAAP. If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. Except as discussed below, the Company does not believe that there were any indicators that would have resulted in long-lived asset impairment charges as of July 1, 2017. The Company will, however, continue to assess the impact of any significant industry events on the realization of its long-lived assets.
In the first six months of 2017 and 2016, the Company recognized fixed asset impairment charges of $0.4 million and $3.2 million, respectively, in conjunction with its restructuring actions (Note 3, "Restructuring").

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(7) Goodwill
A summary of the changes in the carrying amount of goodwill, by operating segment, in the six months ended July 1, 2017, is shown below (in millions):

	Seating	E-Systems	Total
Balance at January 1, 2017	$1,091.2	$30.1	$1,121.3
Acquisition	121.1	—	121.1
Foreign currency translation and other	29.5	0.2	29.7
Balance at July 1, 2017	$1,241.8	$30.3	$1,272.1
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
The Company does not believe that there were any indicators that would have resulted in goodwill impairment charges as of July 1, 2017. The Company will, however, continue to assess the impact of significant events or circumstances on its recorded goodwill.

(8) Debt
A summary of long-term debt, net of unamortized debt issuance costs and the related weighted average interest rates is shown below (in millions):

	July 1, 2017				December 31, 2016
Debt Instrument	Long-Term Debt	Debt Issuance Costs (1)	Long-Term Debt, Net	Weighted Average Interest Rate	Long-Term Debt	Debt Issuance Costs (1)	Long-Term Debt, Net	Weighted Average Interest Rate
Credit Agreement — Term Loan Facility	$453.1	$(1.3)	$451.8	2.445%	$468.7	$(1.6)	$467.1	2.105%
4.75% Senior Notes due 2023 ("2023 Notes")	500.0	(4.4)	495.6	4.75%	500.0	(4.8)	495.2	4.75%
5.375% Senior Notes due 2024 ("2024 Notes")	325.0	(2.6)	322.4	5.375%	325.0	(2.8)	322.2	5.375%
5.25% Senior Notes due 2025 ("2025 Notes")	650.0	(6.2)	643.8	5.25%	650.0	(6.6)	643.4	5.25%
Other	5.5	—	5.5	N/A	5.7	—	5.7	N/A
	$1,933.6	$(14.5)	1,919.1		$1,949.4	$(15.8)	1,933.6
Less — Current portion			(42.0)				(35.6)
Long-term debt			$1,877.1				$1,898.0
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
Covenants
Subject to certain exceptions, the indentures governing the Notes contain restrictive covenants that, among other things, limit the ability of the Company to: (i) create or permit certain liens and (ii) consolidate, merge or sell all or substantially all of the Company’s assets. The indentures governing the 2023 Notes and 2024 Notes limit the ability of the Company to enter into sale and leaseback transactions. The indentures governing the Notes also provide for customary events of default.
As of July 1, 2017, the Company was in compliance with all covenants under the indentures governing the Notes.
Credit Agreement
As of July 1, 2017, the Company’s credit agreement (the "Credit Agreement") consists of a $1.25 billion revolving credit facility (the “Revolving Credit Facility”), which matures on November 14, 2019, and a $500 million term loan facility (the "Term Loan Facility"), which matures on January 5, 2020. As of July 1, 2017 and December 31, 2016, there were no borrowings outstanding under the Revolving Credit Facility. As of July 1, 2017 and December 31, 2016, there were $453.1 million and $468.7 million, respectively, of borrowings outstanding under the Term Loan Facility. In the three and six months ended July 1, 2017, the Company made required principal payments under the Term Loan Facility of $9.4 million and $15.6 million, respectively.
Advances under the Revolving Credit Facility generally bear interest at a variable rate per annum equal to (i) the Eurocurrency Rate (as defined in the Credit Agreement) plus an adjustable margin of 1.0% to 2.25% based on the Company’s corporate rating (1.25% as of July 1, 2017), payable on the last day of each applicable interest period but in no event less frequently than quarterly, or (ii) the Adjusted Base Rate (as defined in the Credit Agreement) plus an adjustable margin of 0.0% to 1.25% based on the Company’s corporate rating (0.25% as of July 1, 2017), payable quarterly. A facility fee, which ranges from 0.25% to 0.50% of the total amount committed under the Revolving Credit Facility, is payable quarterly.
Loans under the Term Loan Facility generally bear interest at a variable rate per annum equal to (i) the Eurocurrency Rate (as defined in the Credit Agreement) plus an adjustable margin of 1.25% to 2.25% based on the Company's corporate rating (1.375% as of July 1, 2017), payable on the last day of each applicable interest period but in no event less frequently than quarterly, or (ii) the Adjusted Base Rate (as defined in the Credit Agreement) plus an adjustable margin of 0.25% to 1.25% based on the Company's corporate rating (0.375% as of July 1, 2017), payable quarterly.
The Company’s obligations under the Credit Agreement are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain domestic subsidiaries, which are directly or indirectly 100% owned by Lear (Note 18, "Supplemental Guarantor Condensed Consolidating Financial Statements").
The Credit Agreement contains various customary representations, warranties and covenants by the Company, including, without limitation, (i) covenants regarding maximum leverage and minimum interest coverage, (ii) limitations on fundamental changes involving the Company or its subsidiaries and (iii) limitations on indebtedness, liens, investments and restricted payments. As of July 1, 2017, the Company was in compliance with all covenants under the Credit Agreement.
Other
As of July 1, 2017, other long-term debt consists of amounts outstanding under capital leases.
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
Net Periodic Pension and Other Postretirement Benefit Cost
The components of the Company’s net periodic pension benefit cost are shown below (in millions):

	Three Months Ended				Six Months Ended
	July 1, 2017		July 2, 2016		July 1, 2017		July 2, 2016
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$1.2	$1.8	$1.4	$1.7	$2.5	$3.5	$2.8	$3.2
Interest cost	5.5	3.4	7.5	4.2	10.9	7.2	14.9	8.1
Expected return on plan assets	(7.2)	(5.5)	(9.5)	(6.0)	(14.4)	(11.1)	(19.0)	(11.6)
Amortization of actuarial loss	0.7	1.3	0.7	0.8	1.3	2.5	1.4	1.5
Settlement loss	—	—	—	—	0.2	0.8	0.2	—
Net periodic benefit cost	$0.2	$1.0	$0.1	$0.7	$0.5	$2.9	$0.3	$1.2
In the six months ended July 1, 2017, the Company recognized a pension settlement loss of $0.8 million related to its restructuring actions.
The components of the Company’s net periodic other postretirement benefit cost are shown below (in millions):

	Three Months Ended				Six Months Ended
	July 1, 2017		July 2, 2016		July 1, 2017		July 2, 2016
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$0.1	$0.2	$0.1	$0.1	$0.1	$0.3	$0.1	$0.3
Interest cost	0.6	0.4	0.7	0.4	1.2	0.8	1.5	0.8
Amortization of actuarial (gain) loss	(0.7)	—	(0.3)	—	(1.3)	0.1	(0.6)	0.1
Amortization of prior service credit	—	(0.1)	—	(0.1)	—	(0.2)	—	(0.2)
Special termination benefits	—	0.1	—	0.3	—	0.1	—	0.3
Net periodic benefit cost	$—	$0.6	$0.5	$0.7	$—	$1.1	$1.0	$1.3
Contributions
In the six months ended July 1, 2017, employer contributions to the Company’s domestic and foreign defined benefit pension plans were $5.6 million.
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

(10) Other (Income) Expense, Net
Other (income) expense, net includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the disposal of fixed assets and other miscellaneous income and expense.
A summary of other (income) expense, net is shown below (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Other expense	$7.5	$10.6	$13.7	$19.6
Other income	(1.7)	(34.1)	(4.2)	(34.6)
Other (income) expense, net	$5.8	$(23.5)	$9.5	$(15.0)
In the three months ended July 1, 2017, other expense includes net foreign currency transaction losses of $2.3 million. In the six months ended July 1, 2017, other income includes net foreign currency transaction gains of $3.3 million.
In the three and six months ended July 2, 2016, other income includes a gain of $30.3 million related to the consolidation of an affiliate. In the three and six months ended July 2, 2016, other expense includes net foreign currency transaction losses of $2.2 million and $1.8 million, respectively. For further information on the consolidation of an affiliate, see Note 5, "Investments in Affiliates and Other Related Party Transactions," to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

(11) Income Taxes
A summary of the provision for income taxes and the corresponding effective tax rate for the three and six months ended July 1, 2017 and July 2, 2016, is shown below (in millions, except effective tax rates):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Provision for income taxes	$73.3	$101.0	$162.4	$199.2
Pretax income before equity in net income of affiliates	$381.9	$376.0	$774.1	$719.9
Effective tax rate	19.2%	26.9%	21.0%	27.7%
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
In the first six months of 2017 and 2016, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In the first six months of 2017, the Company recognized net tax benefits of $54.4 million, of which $28.7 million related to the reversal of valuation allowances on the deferred tax assets of certain foreign subsidiaries, $15.8 million related to the change in the accounting for share-based compensation discussed above and $9.9 million related to restructuring charges and various other items. In the first six months of 2016, the Company recognized net tax benefits of $12.1 million related to restructuring charges and various other items. In addition, the Company recognized a gain of $30.3 million related to the consolidation of an affiliate, for which no tax expense was provided. Excluding these items, the effective tax rate for the first six months of 2017 and 2016 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
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
A summary of information used to compute basic and diluted net income per share attributable to Lear is shown below (in millions, except share and per share data):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income attributable to Lear	$311.9	$282.4	$617.7	$530.8

Average common shares outstanding	68,903,958	73,322,857	69,281,163	74,013,593
Dilutive effect of common stock equivalents	544,840	541,600	606,910	664,554
Average diluted shares outstanding	69,448,798	73,864,457	69,888,073	74,678,147

Basic net income per share attributable to Lear	$4.53	$3.85	$8.92	$7.17

Diluted net income per share attributable to Lear	$4.49	$3.82	$8.84	$7.11

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
A summary of comprehensive income and reconciliations of equity, Lear Corporation stockholders’ equity and noncontrolling interests for the three and six months ended July 1, 2017, is shown below (in millions):

	Three Months Ended July 1, 2017			Six Months Ended July 1, 2017
	Equity	Lear Corporation Stockholders' Equity	Non- controlling Interests	Equity	Lear Corporation Stockholders' Equity	Non- controlling Interests
Beginning equity balance	$3,463.5	$3,331.0	$132.5	$3,192.9	$3,057.2	$135.7
Stock-based compensation transactions	19.3	19.3	—	(6.5)	(6.5)	—
Repurchase of common stock	(126.8)	(126.8)	—	(254.3)	(254.3)	—
Dividends declared to Lear Corporation stockholders	(35.3)	(35.3)	—	(71.0)	(71.0)	—
Dividends declared to noncontrolling interest holders	(15.5)	—	(15.5)	(32.5)	—	(32.5)
Adoption of ASU 2016-09 (Note 11, "Taxes")	—	—	—	54.5	54.5	—
Comprehensive income:
Net income	327.0	311.9	15.1	645.5	617.7	27.8
Other comprehensive income, net of tax:
Defined benefit plan adjustments	(1.9)	(1.9)	—	(1.2)	(1.2)	—
Derivative instruments and hedging activities	15.9	15.9	—	68.0	68.0	—
Foreign currency translation adjustments	110.0	107.8	2.2	160.8	157.5	3.3
Other comprehensive income	124.0	121.8	2.2	227.6	224.3	3.3
Comprehensive income	451.0	433.7	17.3	873.1	842.0	31.1
Ending equity balance	$3,756.2	$3,621.9	$134.3	$3,756.2	$3,621.9	$134.3

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of changes, net of tax, in accumulated other comprehensive loss for the three and six months ended July 1, 2017, is shown below (in millions):

	Three Months Ended July 1, 2017	Six Months Ended July 1, 2017
Defined benefit plans:
Balance at beginning of period	$(192.1)	$(192.8)
Reclassification adjustments (net of tax expense of $0.4 million and $0.9 million in the three and six months ended July 1, 2017, respectively)	0.8	2.5
Other comprehensive loss recognized during the period (net of tax impact of $— million in the three and six months ended July 1, 2017)	(2.7)	(3.7)
Balance at end of period	$(194.0)	$(194.0)

Derivative instruments and hedging:
Balance at beginning of period	$7.0	$(45.1)
Reclassification adjustments (net of tax (benefit) expense of ($0.1) million and $2.9 million in the three and six months ended July 1, 2017, respectively)	—	8.8
Other comprehensive income recognized during the period (net of tax expense of $5.1 million and $19.8 million in the three and six months ended July 1, 2017, respectively)	15.9	59.2
Balance at end of period	$22.9	$22.9

Foreign currency translation:
Balance at beginning of period	$(548.0)	$(597.7)
Other comprehensive income recognized during the period (net of tax impact of $— million in the three and six months ended July 1, 2017)	107.8	157.5
Balance at end of period	$(440.2)	$(440.2)
In the three and six months ended July 1, 2017, foreign currency translation adjustments are related primarily to the strengthening of the Euro and, to a lesser extent, the Chinese renminbi relative to the U.S. dollar. In the three and six months ended July 1, 2017, foreign currency translation adjustments include pretax losses of $0.2 million and $0.8 million, respectively, related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of changes, net of tax, in accumulated other comprehensive loss for the three and six months ended July 2, 2016, is shown below (in millions):

	Three Months Ended July 2, 2016	Six Months Ended July 2, 2016
Defined benefit plans:
Balance at beginning of period	$(197.4)	$(194.6)
Reclassification adjustments (net of tax expense of $0.5 million and $0.7 million in the three and six months ended July 2, 2016, respectively)	0.6	1.7
Other comprehensive income (loss) recognized during the period (net of tax impact of $— million in the three and six months ended July 2, 2016)	0.5	(3.4)
Balance at end of period	$(196.3)	$(196.3)

Derivative instruments and hedging:
Balance at beginning of period	$(36.7)	$(38.7)
Reclassification adjustments (net of tax expense of $5.8 million and $10.7 million in the three and six months ended July 2, 2016, respectively)	15.5	29.1
Other comprehensive loss recognized during the period (net of tax benefit of $10.3 million and $14.5 million in the three and six months ended July 2, 2016, respectively)	(28.9)	(40.5)
Balance at end of period	$(50.1)	$(50.1)

Foreign currency translation:
Balance at beginning of period	$(426.5)	$(496.8)
Other comprehensive income (loss) recognized during the period (net of tax impact of $— million in the three and six months ended July 2, 2016)	(40.9)	29.4
Balance at end of period	$(467.4)	$(467.4)
In the three months ended July 2, 2016, foreign currency translation adjustments are related primarily to the weakening of the Chinese renminbi and the Euro relative to the U.S. dollar and include pretax gains of $0.1 million related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.
In the six months ended July 2, 2016, foreign currency translation adjustments are related primarily to the strengthening of the Euro and Brazilian real relative to the U.S. dollar, partially offset by the weakening of the Chinese renminbi relative to the U.S. dollar, and include pretax losses of $0.5 million related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.
For further information regarding reclassification adjustments related to the Company's defined benefit plans, see Note 9, "Pension and Other Postretirement Benefit Plans."
For further information regarding reclassification adjustments related to the Company's derivative and hedging activities, see Note 16, "Financial Instruments."
Lear Corporation Stockholders’ Equity
Common Stock Share Repurchase Program
In February 2017, the Company's Board of Directors authorized a $658.8 million increase to the existing common stock share repurchase program to provide for a remaining aggregate repurchase authorization of $1.0 billion and extended the term of the program to December 31, 2019. In the first six months of 2017, the Company repurchased, in aggregate, $254.3 million of its outstanding common stock (1,793,067 shares at an average purchase price of $141.84 per share, excluding commissions), of which $239.7 million was paid in cash with the remaining amount to be paid in the third quarter of 2017. As of the end of the second quarter of 2017, the Company has a remaining repurchase authorization of $745.7 million under its ongoing common stock share repurchase program. The Company may implement these share repurchases through a variety of methods, including, but not limited to, open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which the Company will repurchase its outstanding common stock and the timing of such

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

repurchases will depend upon its financial condition, prevailing market conditions, alternative uses of capital and other factors. In addition, the Company’s Credit Agreement places certain limitations on the Company’s ability to repurchase its common stock.
Since the first quarter of 2011, the Company's Board of Directors has authorized $4.1 billion in share repurchases under its common stock share repurchase program. As of the end of the second quarter of 2017, the Company has repurchased, in aggregate, $3.3 billion of its outstanding common stock, at an average price of $77.33 per share, excluding commissions and related fees.
In addition to shares repurchased under the Company’s common stock share repurchase program described in the preceding paragraphs, the Company classified shares withheld from the settlement of the Company’s restricted stock unit and performance share awards to cover minimum tax withholding requirements as common stock held in treasury in the accompanying condensed consolidated balance sheets as of July 1, 2017 and December 31, 2016.
As approved by the Board of Directors, in May 2017, the Company retired 8.0 million shares of common stock held in treasury. These retired shares are reflected as authorized, but not issued, in the accompanying condensed consolidated balance sheet as of July 1, 2017. The retirement of shares held in treasury resulted in a reduction in the par value of common stock, additional paid-in capital and retained earnings of $0.1 million, $155.9 million and $735.5 million, respectively. These reductions were offset by a corresponding reduction in shares held in treasury of $891.5 million. Accordingly, there was no effect on stockholders’ equity as a result of this transaction.
Quarterly Dividend
In the first half of 2017 and 2016, the Company’s Board of Directors declared quarterly cash dividends of $0.50 and $0.30 per share of common stock, respectively. In the first half of 2017, declared dividends totaled $71.0 million, and dividends paid totaled $70.7 million. In the first half of 2016, declared dividends totaled $45.6 million, and dividends paid totaled $47.0 million. Dividends payable on common shares to be distributed under the Company’s stock-based compensation program and common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings will be paid when such common shares are distributed.

(14) Legal and Other Contingencies
As of July 1, 2017 and December 31, 2016, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $8.8 million and $11.0 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

may be limited. The Company does not maintain insurance for product warranty or recall matters. Future dispositions with respect to the Company’s product liability claims that were subject to compromise under the Chapter 11 bankruptcy proceedings will be satisfied out of a common stock and warrant reserve established for that purpose.
The Company records product warranty reserves when liability is probable and related amounts are reasonably estimable.
A summary of the changes in reserves for product liability and warranty claims for the six months ended July 1, 2017, is shown below (in millions):

Balance at January 1, 2017	$49.1
Expense, net (including changes in estimates)	12.0
Settlements	(5.7)
Foreign currency translation and other	2.1
Balance at July 1, 2017	$57.5
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
As of July 1, 2017 and December 31, 2016, the Company had recorded environmental reserves of $9.0 million. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended July 1, 2017
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$4,025.1	$1,098.1	$—	$5,123.2
Segment earnings (1)	322.7	156.3	(69.9)	409.1
Depreciation and amortization	71.5	29.4	3.7	104.6
Capital expenditures	94.7	54.0	4.5	153.2
Total assets	7,397.7	1,880.8	1,958.7	11,237.2

	Three Months Ended July 2, 2016
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$3,640.4	$1,084.4	$—	$4,724.8
Segment earnings (1)	287.7	151.4	(66.3)	372.8
Depreciation and amortization	64.6	26.9	3.0	94.5
Capital expenditures	61.9	24.4	7.3	93.6
Total assets	6,224.2	1,691.4	2,224.9	10,140.5

	Six Months Ended July 1, 2017
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$7,893.1	$2,228.6	$—	$10,121.7
Segment earnings (1)	643.0	321.2	(138.4)	825.8
Depreciation and amortization	136.5	57.7	7.3	201.5
Capital expenditures	177.4	83.5	13.1	274.0
Total assets	7,397.7	1,880.8	1,958.7	11,237.2

	Six Months Ended July 2, 2016
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$7,242.4	$2,145.3	$—	$9,387.7
Segment earnings (1)	579.3	301.2	(134.2)	746.3
Depreciation and amortization	125.9	53.0	5.8	184.7
Capital expenditures	124.3	44.6	12.8	181.7
Total assets	6,224.2	1,691.4	2,224.9	10,140.5

(1)	See definition above.
For the three months ended July 1, 2017, segment earnings include restructuring charges of $9.6 million, $1.9 million and $11.6 million in the seating and E-Systems segments and in the other category, respectively. For the six months ended July 1, 2017, segment earnings include restructuring charges of $16.3 million, $3.6 million and $11.7 million in the seating and E-Systems segments and in the other category, respectively (Note 3, "Restructuring").
For the three months ended July 2, 2016, segment earnings include restructuring charges of $17.3 million, $7.7 million and $1.1 million in the seating and E-Systems segments and in the other category, respectively. For the six months ended July 2, 2016, segment earnings include restructuring charges of $23.0 million, $10.6 million and $2.7 million in the seating and E-Systems segments and in the other category, respectively (Note 3, "Restructuring").

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Segment earnings	$409.1	$372.8	$825.8	$746.3
Interest expense	21.4	20.3	42.2	41.4
Other (income) expense, net	5.8	(23.5)	9.5	(15.0)
Consolidated income before provision for income taxes and equity in net income of affiliates	$381.9	$376.0	$774.1	$719.9

(16) Financial Instruments
Debt Instruments
The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to the quoted market prices of these securities (Level 2 input based on the GAAP fair value hierarchy). The estimated fair value, as well as the carrying value, of the Company's debt instruments are shown below (in millions):

	July 1, 2017	December 31, 2016
Estimated aggregate fair value	$2,000.9	$2,004.8
Aggregate carrying value (1)	1,928.1	1,943.7
(1) Credit agreement and senior notes, excluding the impact of unamortized debt issuance costs.
Accounts Receivable Factoring
One of the Company's European subsidiaries has an uncommitted factoring agreement, which provides for aggregate purchases of specified customer accounts of up to €200 million. As of July 1, 2017, there were no factored receivables outstanding. The Company cannot provide any assurances that this factoring facility will be available or utilized in the future.
Marketable Equity Securities
Included in other current assets in the accompanying condensed consolidated balance sheets as of July 1, 2017 and December 31, 2016, are $37.8 million and $30.2 million, respectively, of marketable equity securities, which the Company accounts for under the fair value option. Accordingly, unrealized gains and losses arising from changes in the fair value of the marketable equity securities are recognized in the accompanying condensed consolidated statement of income as a component of other expense, net. The fair value of the marketable equity securities is determined by reference to quoted market prices in active markets (Level 1 input based on the GAAP fair value hierarchy).
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
Foreign Exchange
The Company uses forwards, swaps and other derivative contracts to reduce the effects of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce exposure to fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, various European currencies, the Thai baht, the Japanese yen, the Canadian dollar and the Philippine peso.
The notional amount, estimated fair value and related balance sheet classification of the Company's foreign currency derivative contracts are shown below (in millions, except for maturities):

	July 1, 2017	December 31, 2016
Fair value of foreign currency contracts designated as cash flow hedges:
Other current assets	$29.9	$11.2
Other long-term assets	12.8	0.5
Other current liabilities	(12.8)	(58.3)
Other long-term liabilities	(1.1)	(9.9)
	28.8	(56.5)

Notional amount	$1,207.5	$1,275.0
Outstanding maturities in months, not to exceed	24	24
Fair value of foreign currency contracts not designated as hedging instruments:
Other current assets	$7.3	$5.9
Other current liabilities	(4.1)	(3.8)
	3.2	2.1

Notional amount	$1,208.8	$681.2
Outstanding maturities in months, not to exceed	12	12

Total fair value	$32.0	$(54.4)
Total notional amount	$2,416.3	$1,956.2
Foreign currency derivative contracts not designated as hedging instruments consist principally of hedges of cash transactions, intercompany loans and certain other balance sheet exposures.
Interest Rate Swaps
The Company has entered into forward starting interest rate swaps to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The notional amount, estimated fair value and related balance sheet classification of the Company's interest rate swap contracts are shown below (in millions, except for maturities):

July 1, 2017
Fair value of interest rate swap contracts designated as cash flow hedges:
Other current assets	$5.5

Notional amount	$375.0
Outstanding maturities in months, not to exceed	5
Accumulated Other Comprehensive Loss - Derivative Instruments and Hedging
Pretax amounts related to foreign currency and interest rate swap derivative contracts designated as cash flow hedges that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign currency contracts	$15.5	$(39.2)	$73.6	$(54.9)
Interest rate swap contracts	5.5	—	5.5	—
	21.0	(39.2)	79.1	(54.9)
Foreign currency contract (gains) losses reclassified from accumulated other comprehensive loss to:
Net sales	0.5	1.1	0.6	1.4
Cost of sales	(0.6)	20.2	11.1	38.4
	(0.1)	21.3	11.7	39.8
Comprehensive income (loss)	$20.9	$(17.9)	$90.8	$(15.1)
As of July 1, 2017 and December 31, 2016, pretax net gains (losses) of approximately $34.4 million and ($56.5) million, respectively, related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. During the next twelve month period, the Company expects to reclassify into earnings net gains of approximately $17.5 million recorded in accumulated other comprehensive loss as of July 1, 2017. Such gains will be reclassified at the time that the underlying hedged transactions are realized.
During the three and six months ended July 1, 2017 and July 2, 2016, amounts recognized in the accompanying condensed consolidated statements of comprehensive income related to changes in the fair value of cash flow and fair value hedges excluded from the Company’s effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.
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
Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of July 1, 2017 and December 31, 2016, are shown below (in millions):

	July 1, 2017
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$32.0	Market/ Income	$—	$32.0	$—
Interest rate swap contracts, net	Recurring	$5.5	Market/ Income	$—	$5.5	$—
Marketable equity securities	Recurring	$37.8	Market	$37.8	$—	$—

	December 31, 2016
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$(54.4)	Market/ Income	$—	$(54.4)	$—
Marketable equity securities	Recurring	$30.2	Market	$30.2	$—	$—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. If an estimate of the credit spread is required, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of July 1, 2017 and December 31, 2016, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy in 2017.
Items Measured at Fair Value on a Non-Recurring Basis
The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy.
As a result of the 2017 acquisition of Antolin Seating, Level 3 fair value estimates of $83.6 million related to property, plant and equipment and $120.2 million related to intangible assets are recorded in the accompanying condensed consolidated balance sheets as of July 1, 2017.
As a result of the 2016 acquisition of AccuMED, Level 3 fair value estimates of $12.7 million and $13.9 million related to property, plant and equipment are recorded in the accompanying condensed consolidated balance sheets as of July 1, 2017 and

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

December 31, 2016, respectively. Level 3 fair value estimates of $53.0 million related to intangible assets are recorded in the accompanying condensed consolidated balance sheets as of July 1, 2017 and December 31, 2016.
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
As of July 1, 2017, there were no additional significant assets or liabilities measured at fair value on a non-recurring basis.

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
January 1, 2018
The Company is finalizing its review of the impact of adopting this standard and is developing and executing a comprehensive implementation plan. Reviews of a significant portion of commercial contracts have been completed and changes to processes and internal controls are being identified to meet the standard’s reporting and disclosure requirements. At this time, the Company does not believe that this standard will have a material effect on its revenues, results of operations or financial position. The Company expects to make additional disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers as required by the new standard. The Company currently plans to adopt the new standard using the modified retrospective approach; however, a final decision regarding the adoption method has not been made at this time.

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
January 1, 2018
ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other than Inventory	The standard requires the recognition of the income tax effects of intercompany sales and transfers (other than inventory) when the sales and transfers occur.	January 1, 2018
ASU 2016-18, Restricted Cash	The standard provides guidance on the presentation of restricted cash on the statement of cash flows.	January 1, 2018
ASU 2017-01, Clarifying the Definition of a Business	The standard provides a new framework to use when determining if a set of assets and activities is a business.	January 1, 2018
ASU 2017-05, Gains and Losses from the Derecognition of Nonfinancial Assets	The standard provides guidance for recognizing gains and losses on nonfinancial assets (including land, buildings and intangible assets) to noncustomers. Adoption must coincide with ASU 2014-09.	January 1, 2018
ASU 2017-09, Stock Compensation - Scope of Modification Accounting	The standard provides guidance intended to reduce diversity in practice when accounting for a modification to the terms and conditions of a share-based payment award.	January 1, 2018
ASU 2016-13, Measurement of Credit Losses on Financial Instruments	The standard changes the impairment model for most financial instruments to an "expected loss" model. The new model will generally result in earlier recognition of credit losses.	January 1, 2020
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
January 1, 2020

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements

	July 1, 2017
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$352.7	$0.3	$813.7	$—	$1,166.7
Accounts receivable	398.7	268.3	2,690.7	—	3,357.7
Inventories	58.7	387.8	680.9	—	1,127.4
Intercompany accounts	70.2	159.8	—	(230.0)	—
Other	132.8	25.8	531.5	—	690.1
Total current assets	1,013.1	842.0	4,716.8	(230.0)	6,341.9
LONG-TERM ASSETS:
Property, plant and equipment, net	317.5	326.6	1,622.6	—	2,266.7
Goodwill	172.1	519.9	580.1	—	1,272.1
Investments in subsidiaries	4,609.7	1,801.5	—	(6,411.2)	—
Intercompany loans receivable	1,000.9	1,142.8	107.6	(2,251.3)	—
Other	509.5	132.9	738.1	(24.0)	1,356.5
Total long-term assets	6,609.7	3,923.7	3,048.4	(8,686.5)	4,895.3
Total assets	$7,622.8	$4,765.7	$7,765.2	$(8,916.5)	$11,237.2
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$—	$3.9	$—	$3.9
Accounts payable and drafts	391.8	568.7	2,242.4	—	3,202.9
Accrued liabilities	321.5	131.8	1,240.2	—	1,693.5
Intercompany accounts	—	—	230.0	(230.0)	—
Current portion of long-term debt	40.6	—	1.4	—	42.0
Total current liabilities	753.9	700.5	3,717.9	(230.0)	4,942.3
LONG-TERM LIABILITIES:
Long-term debt	1,873.0	—	4.1	—	1,877.1
Intercompany loans payable	1,105.1	63.7	1,082.5	(2,251.3)	—
Other	268.9	10.5	406.2	(24.0)	661.6
Total long-term liabilities	3,247.0	74.2	1,492.8	(2,275.3)	2,538.7
EQUITY:
Lear Corporation stockholders’ equity	3,621.9	3,991.0	2,420.2	(6,411.2)	3,621.9
Noncontrolling interests	—	—	134.3	—	134.3
Equity	3,621.9	3,991.0	2,554.5	(6,411.2)	3,756.2
Total liabilities and equity	$7,622.8	$4,765.7	$7,765.2	$(8,916.5)	$11,237.2

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	December 31, 2016
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$480.4	$0.3	$790.9	$—	$1,271.6
Accounts receivable	314.0	238.7	2,193.8	—	2,746.5
Inventories	67.9	364.7	588.0	—	1,020.6
Intercompany accounts	87.0	94.3	—	(181.3)	—
Other	119.4	15.3	475.9	—	610.6
Total current assets	1,068.7	713.3	4,048.6	(181.3)	5,649.3
LONG-TERM ASSETS:
Property, plant and equipment, net	309.4	313.4	1,396.5	—	2,019.3
Goodwill	172.1	519.9	429.3	—	1,121.3
Investments in subsidiaries	4,002.3	1,037.6	—	(5,039.9)	—
Intercompany loans receivable	308.9	1,206.9	91.1	(1,606.9)	—
Other	456.6	146.8	525.1	(17.8)	1,110.7
Total long-term assets	5,249.3	3,224.6	2,442.0	(6,664.6)	4,251.3
Total assets	$6,318.0	$3,937.9	$6,490.6	$(6,845.9)	$9,900.6
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$—	$—	$8.6	$—	$8.6
Accounts payable and drafts	328.8	460.1	1,851.6	—	2,640.5
Accrued liabilities	228.6	197.5	1,071.5	—	1,497.6
Intercompany accounts	—	—	181.3	(181.3)	—
Current portion of long-term debt	34.4	—	1.2	—	35.6
Total current liabilities	591.8	657.6	3,114.2	(181.3)	4,182.3
LONG-TERM LIABILITIES:
Long-term debt	1,893.5	—	4.5	—	1,898.0
Intercompany loans payable	504.9	48.7	1,053.3	(1,606.9)	—
Other	270.6	13.2	361.4	(17.8)	627.4
Total long-term liabilities	2,669.0	61.9	1,419.2	(1,624.7)	2,525.4
EQUITY:
Lear Corporation stockholders’ equity	3,057.2	3,218.4	1,821.5	(5,039.9)	3,057.2
Noncontrolling interests	—	—	135.7	—	135.7
Equity	3,057.2	3,218.4	1,957.2	(5,039.9)	3,192.9
Total liabilities and equity	$6,318.0	$3,937.9	$6,490.6	$(6,845.9)	$9,900.6

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	Three Months Ended July 1, 2017
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$882.3	$1,318.8	$4,445.0	$(1,522.9)	$5,123.2
Cost of sales	889.0	1,126.9	4,052.4	(1,522.9)	4,545.4
Selling, general and administrative expenses	78.5	7.3	71.4	—	157.2
Intercompany operating (income) expense, net	(76.6)	67.1	9.5	—	—
Amortization of intangible assets	1.9	4.0	5.6	—	11.5
Interest expense	23.7	(0.8)	(1.5)	—	21.4
Other expense, net	1.8	0.6	3.4	—	5.8
Consolidated income (loss) before income taxes and equity in net income of affiliates and subsidiaries	(36.0)	113.7	304.2	—	381.9
Provision for income taxes	(10.4)	36.1	47.6	—	73.3
Equity in net income of affiliates	(1.4)	—	(17.0)	—	(18.4)
Equity in net income of subsidiaries	(336.1)	(181.2)	—	517.3	—
Consolidated net income	311.9	258.8	273.6	(517.3)	327.0
Less: Net income attributable to noncontrolling interests	—	—	15.1	—	15.1
Net income attributable to Lear	$311.9	$258.8	$258.5	$(517.3)	$311.9

Consolidated comprehensive income	$433.7	$289.4	$372.8	$(644.9)	$451.0
Less: Comprehensive income attributable to noncontrolling interests	—	—	17.3	—	17.3
Comprehensive income attributable to Lear	$433.7	$289.4	$355.5	$(644.9)	$433.7

	Three Months Ended July 2, 2016
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$921.2	$1,265.5	$3,883.5	$(1,345.4)	$4,724.8
Cost of sales	910.5	1,079.7	3,539.6	(1,345.4)	4,184.4
Selling, general and administrative expenses	81.0	2.1	71.2	—	154.3
Intercompany operating (income) expense, net	(87.2)	57.7	29.5	—	—
Amortization of intangible assets	2.0	4.0	7.3	—	13.3
Interest expense	23.1	(0.9)	(1.9)	—	20.3
Other (income) expense, net	9.5	0.2	(33.2)	—	(23.5)
Consolidated income (loss) before income taxes and equity in net income of affiliates and subsidiaries	(17.7)	122.7	271.0	—	376.0
Provision for income taxes	(7.1)	41.8	66.3	—	101.0
Equity in net income of affiliates	(1.1)	—	(18.4)	—	(19.5)
Equity in net income of subsidiaries	(291.9)	(161.0)	—	452.9	—
Consolidated net income	282.4	241.9	223.1	(452.9)	294.5
Less: Net income attributable to noncontrolling interests	—	—	12.1	—	12.1
Net income attributable to Lear	$282.4	$241.9	$211.0	$(452.9)	$282.4

Consolidated comprehensive income	$229.2	$230.5	$178.4	$(399.6)	$238.5
Less: Comprehensive income attributable to noncontrolling interests	—	—	9.3	—	9.3
Comprehensive income attributable to Lear	$229.2	$230.5	$169.1	$(399.6)	$229.2

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	Six Months Ended July 1, 2017
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$1,794.6	$2,598.6	$8,699.9	$(2,971.4)	$10,121.7
Cost of sales	1,803.5	2,209.1	7,920.2	(2,971.4)	8,961.4
Selling, general and administrative expenses	151.9	15.2	145.8	—	312.9
Intercompany operating (income) expense, net	(191.2)	138.5	52.7	—	—
Amortization of intangible assets	3.8	8.0	9.8	—	21.6
Interest expense	47.2	(2.0)	(3.0)	—	42.2
Other (income) expense, net	(4.4)	(2.2)	16.1	—	9.5
Consolidated income (loss) before income taxes and equity in net income of affiliates and subsidiaries	(16.2)	232.0	558.3	—	774.1
Provision for income taxes	(16.7)	74.5	104.6	—	162.4
Equity in net income of affiliates	(2.0)	—	(31.8)	—	(33.8)
Equity in net income of subsidiaries	(615.2)	(329.8)	—	945.0	—
Consolidated net income	617.7	487.3	485.5	(945.0)	645.5
Less: Net income attributable to noncontrolling interests	—	—	27.8	—	27.8
Net income attributable to Lear	$617.7	$487.3	$457.7	$(945.0)	$617.7

Consolidated comprehensive income	$842.0	$565.6	$640.4	$(1,174.9)	$873.1
Less: Comprehensive income attributable to noncontrolling interests	—	—	31.1	—	31.1
Comprehensive income attributable to Lear	$842.0	$565.6	$609.3	$(1,174.9)	$842.0

	Six Months Ended July 2, 2016
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net sales	$1,847.8	$2,482.9	$7,724.7	$(2,667.7)	$9,387.7
Cost of sales	1,833.0	2,113.2	7,033.1	(2,667.7)	8,311.6
Selling, general and administrative expenses	157.4	4.5	141.4	—	303.3
Intercompany operating (income) expense, net	(203.0)	118.1	84.9	—	—
Amortization of intangible assets	3.9	8.0	14.6	—	26.5
Interest expense	46.1	(1.7)	(3.0)	—	41.4
Other (income) expense, net	20.0	(0.4)	(34.6)	—	(15.0)
Consolidated income (loss) before income taxes and equity in net income of affiliates and subsidiaries	(9.6)	241.2	488.3	—	719.9
Provision for income taxes	(3.6)	89.5	113.3	—	199.2
Equity in net income of affiliates	(1.5)	—	(34.8)	—	(36.3)
Equity in net income of subsidiaries	(535.3)	(297.1)	—	832.4	—
Consolidated net income	530.8	448.8	409.8	(832.4)	557.0
Less: Net income attributable to noncontrolling interests	—	—	26.2	—	26.2
Net income attributable to Lear	$530.8	$448.8	$383.6	$(832.4)	$530.8

Consolidated comprehensive income	$547.1	$445.1	$426.7	$(848.2)	$570.7
Less: Comprehensive income attributable to noncontrolling interests	—	—	23.6	—	23.6
Comprehensive income attributable to Lear	$547.1	$445.1	$403.1	$(848.2)	$547.1

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	Six Months Ended July 1, 2017
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net Cash Provided by Operating Activities	$143.0	$246.0	$520.8	$(64.5)	$845.3
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(34.6)	(67.1)	(172.3)	—	(274.0)
Acquisition	—	—	(286.8)	—	(286.8)
Intercompany transactions	(463.1)	64.1	(16.5)	415.5	—
Other, net	(4.3)	0.6	(1.8)	—	(5.5)
Net cash provided by (used in) investing activities	(502.0)	(2.4)	(477.4)	415.5	(566.3)
Cash Flows from Financing Activities:
Credit agreement repayments	(15.6)	—	—	—	(15.6)
Short-term borrowings, net	—	—	(4.9)	—	(4.9)
Repurchase of common stock	(239.7)	—	—	—	(239.7)
Dividends paid to Lear Corporation stockholders	(70.7)	—	—	—	(70.7)
Dividends paid to noncontrolling interests	—	—	(27.7)	—	(27.7)
Intercompany transactions	600.2	(243.6)	(5.6)	(351.0)	—
Other, net	(42.9)	—	(15.4)	—	(58.3)
Net cash provided by (used in) financing activities	231.3	(243.6)	(53.6)	(351.0)	(416.9)

Effect of foreign currency translation	—	—	33.0	—	33.0
Net Change in Cash and Cash Equivalents	(127.7)	—	22.8	—	(104.9)
Cash and Cash Equivalents as of Beginning of Period	480.4	0.3	790.9	—	1,271.6
Cash and Cash Equivalents as of End of Period	$352.7	$0.3	$813.7	$—	$1,166.7

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

	Six Months Ended July 2, 2016
	Lear	Guarantors	Non- guarantors	Eliminations	Consolidated
	(Unaudited; in millions)
Net Cash Provided by Operating Activities	$129.1	$218.1	$481.0	$(10.6)	$817.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(31.6)	(36.7)	(113.4)	—	(181.7)
Intercompany transactions	88.2	34.9	(24.0)	(99.1)	—
Other, net	(4.0)	0.6	53.9	—	50.5
Net cash provided by (used in) investing activities	52.6	(1.2)	(83.5)	(99.1)	(131.2)
Cash Flows from Financing Activities:
Credit agreement repayments	(9.4)	—	—	—	(9.4)
Short-term borrowings, net	—	—	5.2	—	5.2
Repurchase of common stock	(367.1)	—	—	—	(367.1)
Dividends paid to Lear Corporation stockholders	(47.0)	—	—	—	(47.0)
Dividends paid to noncontrolling interests	—	—	(14.3)	—	(14.3)
Intercompany transactions	286.6	(217.1)	(179.2)	109.7	—
Other, net	(50.7)	—	(0.6)	—	(51.3)
Net cash provided by (used in) financing activities	(187.6)	(217.1)	(188.9)	109.7	(483.9)

Effect of foreign currency translation	—	—	(4.4)	—	(4.4)
Net Change in Cash and Cash Equivalents	(5.9)	(0.2)	204.2	—	198.1
Cash and Cash Equivalents as of Beginning of Period	526.4	0.3	669.9	—	1,196.6
Cash and Cash Equivalents as of End of Period	$520.5	$0.1	$874.1	$—	$1,394.7

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
Selling, General and Administrative Expenses
Corporate and division selling, general and administrative expenses are allocated to the operating subsidiaries based on various factors, which estimate usage of particular corporate and division functions, and in certain instances, other relevant factors, such as the revenues or the number of employees of the Company’s subsidiaries. During the three months ended July 1, 2017 and July 2, 2016, $22.5 million and $21.8 million, respectively, of selling, general and administrative expenses were allocated from Lear. During the six months ended July 1, 2017 and July 2, 2016, $44.7 million and $42.4 million, respectively, of selling, general and administrative expenses were allocated from Lear.
Long-Term Debt of Lear and the Guarantors
A summary of long-term debt of Lear and the Guarantors on a combined basis is shown below (in millions):

	July 1, 2017	December 31, 2016
Credit agreement	$451.8	$467.1
Senior notes	1,461.8	1,460.8
	1,913.6	1,927.9
Less — Current portion	(40.6)	(34.4)
Long-term debt	$1,873.0	$1,893.5

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
Our seating business consists of the design, development, engineering, just-in-time assembly and delivery of complete seat systems, as well as the design, development, engineering and manufacture of all major seat components, including seat covers and surface materials such as leather and fabric, seat structures and mechanisms, seat foam and headrests. Further, we have capabilities in active sensing and comfort for seats, utilizing electronically controlled sensor and adjustment systems and internally developed algorithms. Our E-Systems business consists of the design, development, engineering and manufacture of complete electrical distribution systems that route electrical signals and manage electrical power within the vehicle for traditional vehicle architectures, as well as high power and hybrid electric systems. Key components in the electrical distribution system include wiring harnesses, terminals and connectors and junction boxes, including components for high power and hybrid electric systems. We also design, develop, engineer and manufacture sophisticated electronic control modules that facilitate signal, data and power management within the vehicle, as well as associated software. We have added capabilities in wireless communication modules and cybersecurity that securely process various signals to, from and within the vehicle, as well as capabilities to provide roadside modules that communicate real-time traffic information to vehicles in the area.
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
Industry Overview
Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles and our content per vehicle. Global automotive industry production volumes in the first half of 2017, as compared to the first half of 2016, are shown below (in millions of units):

	Six Months Ended
	July 1, 2017	July 2, 2016	% Change
North America	9.0	9.1	(1)%
Europe and Africa	12.0	11.8	1%
Asia	23.2	22.4	4%
South America	1.4	1.2	18%
Other	0.8	0.7	19%
Global light vehicle production	46.4	45.2	3%
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
In the first six months of 2017 and 2016, our percentage of net sales by region is shown below:

	2017	2016
North America	40%	41%
Europe and Africa	39%	40%
Asia	18%	17%
South America	3%	2%
Total	100%	100%
Our ability to reduce the risks inherent in certain concentrations of business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall.
Key trends that specifically affect our business include automotive manufacturers’ utilization of global vehicle platforms, increasing demand for luxury and performance features, including increasing levels of electrical and electronic content, and China’s emergence as the single largest major automotive market in the world. In addition, three major mega-trends have broadly emerged as major drivers of change and growth in the automotive industry: connectivity, safety and efficiency. These trends support shared mobility and long-term convergence to fully connected, fully autonomous and fully electric / highly efficient vehicles.
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
Our material cost as a percentage of net sales was 65.2% in the first half of 2017, as compared to 65.4% in the first half of 2016. Raw material, energy and commodity costs can be volatile. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity environment. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2016.
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

LEAR CORPORATION

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
Acquisition
On April 28, 2017, we completed the acquisition of Grupo Antolin's automotive seating business ("Antolin Seating") for $292 million, net of cash acquired. Antolin Seating is headquartered in France with operations in five countries in Europe and North Africa. The Antolin Seating business is comprised of just-in-time seat assembly, as well as seat structures, mechanisms and seat covers.
Operational Restructuring
In the first half of 2017, we incurred pretax restructuring costs of approximately $32 million. Any future restructuring actions will depend upon market conditions, customer actions and other factors.
For further information, see Note 3, "Restructuring," to the condensed consolidated financial statements included in this Report.
Share Repurchase Program and Quarterly Cash Dividends
Since the first quarter of 2011, our Board of Directors has authorized $4.1 billion in share repurchases under our common stock share repurchase program. In the first half of 2017, we repurchased $254 million of shares and have a remaining repurchase authorization of $746 million, which will expire on December 31, 2019.
In the first and second quarters of 2017, our Board of Directors declared a quarterly cash dividend of $0.50 per share of common stock, reflecting a 67% increase over the quarterly cash dividend declared in 2016.
For further information regarding our common stock share repurchase program and our quarterly dividends, see "— Liquidity and Capital Resources — Capitalization" and Note 13, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report.
Other Matters
In the three and six months ended July 1, 2017, we recognized net tax benefits of $35 million and $54 million, respectively, related to the reversal of valuation allowances on the deferred tax assets of certain foreign subsidiaries, a change in the accounting for share-based compensation, restructuring charges and various other items.
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

LEAR CORPORATION

As discussed above, our results for the three and six months ended July 1, 2017 and July 2, 2016, reflect the following items (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Costs related to restructuring actions, including manufacturing inefficiencies of $1 million in the six months ended July 1, 2017, and $2 million and $4 million in the three and six months ended July 2, 2016, respectively	$23	$28	$32	$40
Acquisition and other related costs	1	—	3	—
Acquisition-related inventory fair value adjustment	3	—	4	—
Gain related to affiliate	—	(30)		(30)
Tax benefit, net	(35)	(7)	(54)	(12)
For further information regarding these items, see Note 2, "Acquisitions," Note 3, "Restructuring," and Note 11, "Income Taxes," to the condensed consolidated financial statements included in this Report.
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

RESULTS OF OPERATIONS
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three Months Ended				Six Months Ended
	July 1, 2017		July 2, 2016		July 1, 2017		July 2, 2016
Net sales
Seating	$4,025.1	78.6%	$3,640.4	77.0%	$7,893.1	78.0%	$7,242.4	77.1%
E-Systems	1,098.1	21.4	1,084.4	23.0	2,228.6	22.0	2,145.3	22.9
Net sales	5,123.2	100.0	4,724.8	100.0	10,121.7	100.0	9,387.7	100.0
Cost of sales	4,545.4	88.7	4,184.4	88.6	8,961.4	88.5	8,311.6	88.5
Gross profit	577.8	11.3	540.4	11.4	1,160.3	11.5	1,076.1	11.5
Selling, general and administrative expenses	157.2	3.1	154.3	3.3	312.9	3.1	303.3	3.2
Amortization of intangible assets	11.5	0.2	13.3	0.3	21.6	0.2	26.5	0.3
Interest expense	21.4	0.4	20.3	0.3	42.2	0.4	41.4	0.5
Other (income) expense, net	5.8	0.1	(23.5)	(0.5)	9.5	0.1	(15.0)	(0.2)
Provision for income taxes	73.3	1.4	101.0	2.0	162.4	1.6	199.2	2.1
Equity in net income of affiliates	(18.4)	(0.3)	(19.5)	(0.4)	(33.8)	(0.3)	(36.3)	(0.4)
Net income attributable to noncontrolling interests	15.1	0.3	12.1	0.3	27.8	0.3	26.2	0.3
Net income attributable to Lear	$311.9	6.1%	$282.4	6.0%	$617.7	6.1%	$530.8	5.7%

LEAR CORPORATION

Three Months Ended July 1, 2017 vs. Three Months Ended July 2, 2016
Net sales in the second quarter of 2017 were $5.1 billion, as compared to $4.7 billion in the second quarter of 2016, an increase of $398 million or 8%. New business, primarily in Europe, North America and Asia, and the acquisition of Antolin Seating, positively impacted net sales by $323 million and $93 million, respectively.

(in millions)	Cost of Sales
Second quarter 2016	$4,184
Material cost	253
Labor and other	97
Depreciation	11
Second quarter 2017	$4,545
Cost of sales in the second quarter of 2017 was $4.5 billion, as compared to $4.2 billion in the second quarter of 2016. New business, primarily in Europe, North America and Asia, and the acquisition of Antolin Seating resulted in an increase in cost of sales of $365 million.
Gross profit and gross margin were $578 million and 11.3% of net sales in the second quarter of 2017, as compared to $540 million and 11.4% of net sales in the second quarter of 2016. New business and the acquisition of Antolin Seating positively impacted gross profit by $51 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, of $63 million was more than offset by the impact of selling price reductions and net foreign exchange rate fluctuations. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $157 million in the second quarter of 2017, as compared to $154 million in the second quarter of 2016. As a percentage of net sales, selling, general and administrative expenses were 3.1% in the second quarter of 2017, as compared to 3.3% in the second quarter of 2016.
Amortization of intangible assets was $12 million in the second quarter of 2017, as compared to $13 million in the second quarter of 2016.
Interest expense was $21 million in the second quarter of 2017, as compared to $20 million in the second quarter of 2016.
Other (income) expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the disposal of fixed assets and other miscellaneous income and expense, was $6 million in the second quarter of 2017, as compared to ($24) million in the second quarter of 2016. In the second quarter of 2016, we recognized a gain of approximately $30 million related to the consolidation of an affiliate.
In the second quarter of 2017, the provision for income taxes was $73 million, representing an effective tax rate of 19.2% on pretax income before equity in net income of affiliates of $382 million. In the second quarter of 2016, the provision for income taxes was $101 million, representing an effective tax rate of 26.9% on pretax income before equity in net income of affiliates of $376 million, for the reasons described below.
In the second quarters of 2017 and 2016, the provision for income taxes was impacted by the level and mix of earnings among tax jurisdictions. In the second quarter of 2017, we recognized net tax benefits of $35 million, of which $29 million related to the reversal of valuation allowances on the deferred tax assets of certain foreign subsidiaries and $6 million related to restructuring charges and various other items. In the second quarter of 2016, we recognized net tax benefits of $7 million related to restructuring charges and various other items. In addition, we recognized a gain of approximately $30 million related to the consolidation of an affiliate, for which no expense was provided. Excluding these items, the effective tax rate for the second quarters of 2017 and 2016 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $18 million in the second quarter of 2017, as compared to $20 million in the second quarter of 2016.
Net income attributable to Lear was $312 million, or $4.49 per diluted share, in the second quarter of 2017, as compared to $282 million, or $3.82 per diluted share, in the second quarter of 2016. Net income and diluted net income per share increased for the reasons described above. In addition, diluted net income per share was impacted by the decrease in average shares outstanding between periods.

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
Seating
A summary of the financial measures for our seating segment is shown below (dollar amounts in millions):

	Three Months Ended
	July 1, 2017	July 2, 2016
Net sales	$4,025.1	$3,640.4
Segment earnings (1)	322.7	287.7
Margin	8.0%	7.9%

(1)	See definition above.
Seating net sales were $4.0 billion in the second quarter of 2017, as compared to $3.6 billion in the second quarter of 2016, an increase of $385 million or 11%. New business and the acquisition of Antolin Seating positively impacted net sales by $289 million and $93 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $323 million and 8.0% in the second quarter of 2017, as compared to $288 million and 7.9% in the second quarter of 2016. New business and the acquisition of Antolin Seating positively impacted segment earnings by $42 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, of $40 million was more than offset by the impact of selling price reductions and net foreign exchange rate fluctuations.
E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Three Months Ended
	July 1, 2017	July 2, 2016
Net sales	$1,098.1	$1,084.4
Segment earnings (1)	156.3	151.4
Margin	14.2%	14.0%

(1)	See definition above.
E-Systems net sales were $1.1 billion in the second quarter of 2017 and 2016, an increase of $14 million or 1%. New business positively impacted net sales by $34 million. This increase was offset by selling price reductions and net foreign exchange rate fluctuations. Segment earnings, including restructuring costs, and the related margin on net sales were $156 million and 14.2% in the second quarter of 2017, as compared to $151 million and 14.0% in the second quarter of 2016. New business positively impacted segment earnings by $8 million. The impact of improved operating performance of $27 million was offset by the impact of selling price reductions and net foreign exchange rate fluctuations.

LEAR CORPORATION

Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three Months Ended
	July 1, 2017	July 2, 2016
Net sales	$—	$—
Segment earnings (1)	(69.9)	(66.3)
Margin	N/A	N/A

(1)	See definition above.
Segment earnings related to our other category were ($70) million in the second quarter of 2017, as compared to ($66) million in the second quarter of 2016, reflecting higher restructuring costs related to an early retirement program.

Six Months Ended July 1, 2017 vs. Six Months Ended July 2, 2016
Net sales for the six months ended July 1, 2017, were $10.1 billion, as compared to $9.4 billion for the six months ended July 2, 2016, an increase of $734 million or 8%. New business, primarily in Europe, Asia and North America, and the acquisition of Antolin Seating positively impacted net sales by $586 million and $93 million, respectively.

(in millions)	Cost of Sales
First six months of 2016	$8,312
Material cost	457
Labor and other	172
Depreciation	20
First six months of 2017	$8,961
Cost of sales in the first six months of 2017 were $9.0 billion, as compared to $8.3 billion in the first six months of 2016. New business, primarily in Europe, Asia and North America, and the acquisition of Antolin Seating resulted in an increase in cost of sales of $591 million.
Gross profit and gross margin were $1.2 billion and 11.5% of net sales for the six months ended July 1, 2017, as compared to $1.1 billion and 11.5% of net sales for the six months ended July 2, 2016. New business and the acquisition of Antolin Seating positively impacted gross profit by $88 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, of $108 million was more than offset by the impact of selling price reductions and net foreign exchange rate fluctuations. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $313 million in the first six months of 2017, as compared to $303 million in the first six months of 2016, reflecting higher program development and restructuring costs. As a percentage of net sales, selling, general and administrative expenses were 3.1% in the first six months of 2017, as compared to 3.2% in the first six months of 2016.
Amortization of intangible assets was $22 million in the first six months of 2017, as compared to $27 million in the first six months of 2016.
Interest expense was $42 million in the first six months of 2017, as compared to $41 million in the first six months of 2016.
Other (income) expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the disposal of fixed assets and other miscellaneous income and expense, was $10 million for the six months ended July 1, 2017, as compared to ($15) million for the six months ended July 2, 2016. In the first six months of 2016, we recognized a gain of approximately $30 million related to the consolidation of an affiliate. Net foreign exchange gains were $1 million in the first half of 2017, as compared to net foreign exchange losses of $4 million in the half 2016.
For the six months ended July 1, 2017, the provision for income taxes was $162 million, representing an effective tax rate of 21.0% on pretax income before equity in net income of affiliates of $774 million. For the six months ended July 2, 2016, the provision for income taxes was $199 million, representing an effective tax rate of 27.7% on pretax income before equity in net income of affiliates of $720 million, for the reasons described below.

LEAR CORPORATION

In the first six months of 2017 and 2016, the provision for income taxes was impacted by the level and mix of earnings among tax jurisdictions. In the first six months of 2017, we recognized net tax benefits of $54 million, of which $29 million related to the reversal of valuation allowances on the deferred tax assets of certain foreign subsidiaries, $16 million related to a change in the accounting for share-based compensation and $9 million related to restructuring charges and various other items. In the first six months of 2016, we recognized net tax benefits of $12 million related to restructuring charges and various other items. In addition, we recognized a gain of approximately $30 million related to the consolidation of an affiliate, for which no tax expense was provided. Excluding these items, the effective tax rate for the first six months of 2017 and 2016 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $34 million in the first six months of 2017, as compared to $36 million in the first six months of 2016.
Net income attributable to Lear was $618 million, or $8.84 per diluted share, for the six months ended July 1, 2017, as compared to $531 million, or $7.11 per diluted share, for the six months ended July 2, 2016. Net income and diluted net income per share increased for the reasons described above. In addition, diluted net income per share was impacted by the decrease in average shares outstanding between periods.

Seating
A summary of the financial measures for our seating segment is shown below (dollar amounts in millions):

	Six Months Ended
	July 1, 2017	July 2, 2016
Net sales	$7,893.1	$7,242.4
Segment earnings (1)	643.0	579.3
Margin	8.1%	8.0%

(1)	See definition above.
Seating net sales were $7.9 billion for the six months ended July 1, 2017, as compared to $7.2 billion for the six months ended July 2, 2016, an increase of $651 million or 9%. New business and the acquisition of Antolin Seating positively impacted net sales by $515 million and $93 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $643 million and 8.1% for the six months ended July 1, 2017, as compared to $579 million and 8.0% for the six months ended July 2, 2016. New business and the acquisition of Antolin Seating positively impacted segment earnings by $74 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, of $70 million was more than offset by the impact of selling price reductions and net foreign exchange rate fluctuations.
E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Six Months Ended
	July 1, 2017	July 2, 2016
Net sales	$2,228.6	$2,145.3
Segment earnings (1)	321.2	301.2
Margin	14.4%	14.0%

(1)	See definition above.
E-Systems net sales were $2.2 billion for the six months ended July 1, 2017, as compared to $2.1 billion for the six months ended July 2, 2016, an increase of $83 million or 4%. New business and higher production volumes on key Lear platforms positively impacted net sales by $71 million and $54 million, respectively. These increases were partially offset by selling price reductions and net foreign exchange rate fluctuations. Segment earnings, including restructuring costs, and the related margin on net sales were $321 million and 14.4% for the six months ended July 1, 2017, as compared to $301 million and 14.0% for the six months ended July 2, 2016. New business and higher production volumes on key Lear platforms positively impacted segment earnings by $26 million. The impact of improved operating performance of $42 million was more than offset by the impact of selling price reductions and net foreign exchange rate fluctuations.

LEAR CORPORATION

Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Six Months Ended
	July 1, 2017	July 2, 2016
Net sales	$—	$—
Segment earnings (1)	(138.4)	(134.2)
Margin	N/A	N/A

(1)	See definition above.
Segment earnings related to our other category were ($138) million in the first six months of 2017, as compared to ($134) million in the first six months of 2016.

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
As of July 1, 2017 and December 31, 2016, cash and cash equivalents of $812 million and $767 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans, without creating additional income tax expense. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information regarding potential dividends from our non-U.S. subsidiaries, see "— Adequacy of Liquidity Sources," below and Note 7, "Income Taxes," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Cash Flows
A summary of net cash provided by operating activities is shown below (in millions):

	Six Months Ended
	July 1, 2017	July 2, 2016	Incremental Increase (Decrease) in Operating Cash Flow
Consolidated net income and depreciation and amortization	$847	$742	$105
Net change in working capital items:
Accounts receivable	(415)	(327)	(88)
Inventory	(42)	(40)	(2)
Accounts payable	390	202	188
Accrued liabilities and other	86	215	(129)
Net change in working capital items	20	50	(30)
Other	(22)	26	(48)
Net cash provided by operating activities	$845	$818	$28
In the first six months of 2017, increases in accounts receivable, inventories and accounts payable resulted in a use of cash of $415 million, a use of cash of $42 million and a source of cash of $390 million, respectively, primarily reflecting higher working capital to support the increase in our sales. In the first six months of 2017, changes in accrued liabilities and other resulted in a source of cash of $86 million, primarily reflecting the timing of payment of accrued liabilities.
Net cash used in investing activities was $566 million in the first six months of 2017, as compared to $131 million in the first six months of 2016. This increase is primarily due to cash paid of $287 million related to the acquisition of Antolin Seating.

LEAR CORPORATION

Capital spending was $274 million in the first six months of 2017, as compared to $182 million in the first six months of 2016. Capital spending in 2017 is estimated at $560 million.
Net cash used in financing activities was $417 million in the first six months of 2017, as compared to $484 million in the first six months of 2016. In the first six months of 2017 and 2016, we paid $240 million and $367 million, respectively, for repurchases of our common stock.
Capitalization
From time to time, we utilize uncommitted credit facilities to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries, in addition to cash provided by operating activities. As of July 1, 2017 and December 31, 2016, our outstanding short-term debt balance was $4 million and $9 million, respectively. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors.
Senior Notes
As of July 1, 2017, our senior notes (collectively, the "Notes") consist of the amounts shown below (in millions, except stated coupon rates):

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
Credit Agreement
As of July 1, 2017, our credit agreement (the "Credit Agreement") consists of a $1.25 billion revolving credit facility (the "Revolving Credit Facility"), which matures on November 14, 2019, and a $500 million term loan facility (the "Term Loan Facility"), which matures on January 5, 2020. As of July 1, 2017 and December 31, 2016, there were no borrowings outstanding under the Revolving Credit Facility. As of July 1, 2017 and December 31, 2016, there were $453 million and $469 million, respectively, of borrowings outstanding under the Term Loan Facility. During the first half of 2017, we made required principal payments of $16 million under the Term Loan Facility.
For further information related to the Credit Agreement, including information on pricing, covenants and events of default, see Note 8, "Debt," to the condensed consolidated financial statements included in this Report and Note 6, "Debt," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Scheduled cash interest payments on the Notes and the Term Loan Facility are $43 million for the remaining six months of 2017.
As of July 1, 2017, we were in compliance with all covenants under the Credit Agreement and the indentures governing the Notes.
Accounts Receivable Factoring
One of our European subsidiaries has an uncommitted factoring agreement, which provides for aggregate purchases of specified customer accounts of up to €200 million. As of July 1, 2017, there were no factored receivables outstanding. We cannot provide any assurances that this factoring facility will be available or utilized in the future.
Common Stock Share Repurchase Program
In February 2017, our Board of Directors authorized a $659 million increase to our existing common stock share repurchase program to provide for a remaining aggregate repurchase authorization of $1 billion and extended the term of the program to December 31, 2019. In the first six months of 2017, we repurchased, in aggregate, $254 million of our outstanding common stock (1,793,067 shares at an average purchase price of $141.84 per share, excluding commissions), of which $240 million was

LEAR CORPORATION

paid in cash with the remaining amount to be paid in the third quarter of 2017. As of the end of the second quarter of 2017, we have a remaining repurchase authorization of $746 million.
We may implement these share repurchases through a variety of methods, including, but not limited to, open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which we will repurchase our outstanding common stock and the timing of such repurchases will depend upon our financial condition, prevailing market conditions, alternative uses of capital and other factors. In addition, our Credit Agreement places certain limitations on our ability to repurchase our common shares (see "—Forward-Looking Statements").
Since the first quarter of 2011, our Board of Directors has authorized $4.1 billion in share repurchases under our common stock share repurchase program. As of the end of the second quarter of 2017, we have repurchased, in aggregate, $3.3 billion of our outstanding common stock, at an average price of $77.33 per share, excluding commissions and related fees.
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
Dividends
The quarterly cash dividend declared in the first quarter of 2017 reflects a 67% increase over the quarterly cash dividend declared in the first quarter of 2016. A summary of 2017 dividends is shown below:

Payment Date	Dividend Per Share	Declaration Date	Record Date
March 23, 2017	$0.50	February 10, 2017	March 3, 2017
June 28, 2017	$0.50	May 18, 2017	June 9, 2017
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
Adequacy of Liquidity Sources
As of July 1, 2017, we had approximately $1.2 billion of cash and cash equivalents on hand and $1.25 billion in available borrowing capacity under our Revolving Credit Facility. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs to satisfy ordinary course business obligations, as well as pay quarterly dividends and repurchase shares of our common stock, pursuant to our authorized common stock share repurchase program (see "— Common Stock Share Repurchase Program," above). Our future financial results and our ability to continue to meet our liquidity needs are subject to, and will be affected by, cash flows from operations, including the impact of restructuring activities, automotive industry conditions, the financial condition of our customers and suppliers and other related factors. Additionally, an economic downturn or reduction in production levels could negatively impact our financial condition. For further discussion of the risks and uncertainties affecting our cash flows from operations and our overall liquidity, see "— Executive Overview" above, "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2016.
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

LEAR CORPORATION

A summary of the notional amount and estimated aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

	July 1, 2017	December 31, 2016
Notional amount (contract maturities < 24 months)	$2,416	$1,956
Fair value	32	(54)
Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Thai baht, the Chinese renminbi, the Brazilian real, the Japanese yen and the Canadian dollar. We have performed a sensitivity analysis of our net transactional exposure, as shown below (in millions):

		Potential Earnings Benefit (Adverse Earnings Impact)
	Hypothetical Strengthening % (1)	July 1, 2017	December 31, 2016
U.S. dollar	10%	$(15)	$(19)
Euro	10%	17	16
(1) Relative to all other currencies to which it is exposed for a twelve-month period
We have performed a sensitivity analysis related to the aggregate fair value of our outstanding foreign exchange contracts, as shown below (in millions):

		Estimated Change in Fair Value
	Hypothetical Change % (2)	July 1, 2017	December 31, 2016
U.S. dollar	10%	$33	$50
Euro	10%	64	35
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

OTHER MATTERS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of July 1, 2017, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $9 million. In addition, as of July 1, 2017, we had recorded reserves for product liability claims and environmental matters of $58 million and $9 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2016. For a more complete description of our outstanding material legal proceedings, see Note 14, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.
Significant Accounting Policies and Critical Accounting Estimates
Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates," and Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in our significant accounting policies or critical accounting estimates during the second quarter of 2017.
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

LEAR CORPORATION

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

LEAR CORPORATION

(b)	Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended July 1, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In April 2017, the Company completed the acquisition of Grupo Antolin's automotive seating business ("Antolin Seating") and is currently integrating Antolin Seating into its operations, compliance programs and internal control processes. As permitted by SEC rules and regulations, the Company has excluded Antolin Seating from management's evaluation of internal controls over financial reporting as of July 1, 2017. Antolin Seating constituted approximately 4% of the Company's total assets as of July 1, 2017, and less than 2% of the Company's net sales in the three months ended July 1, 2017.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As discussed in Part I — Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capitalization — Common Stock Share Repurchase Program," and Note 13, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report, we have a remaining repurchase authorization of $745.7 million under our ongoing common stock share repurchase program. A summary of the shares of our common stock repurchased during the quarter ended July 1, 2017, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
April 2, 2017 through April 29, 2017	67,207	$133.87	67,207	$863.5
April 30, 2017 through May 27, 2017	222,828	$142.79	222,828	831.7
May 28, 2017 through July 1, 2017	606,067	$142.00	606,067	745.7
Total	896,102	$141.59	896,102	$745.7

ITEM 6 — EXHIBITS

The exhibits listed on the "Index to Exhibits" on page 52 are filed with this Form 10-Q or incorporated by reference as set forth below.

LEAR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated:	July 26, 2017	By:	/s/ Matthew J. Simoncini
Matthew J. Simoncini
President and Chief Executive Officer

		By:	/s/ Jeffrey H. Vanneste
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