Form 10-Q
period 2017-09-30
LEAR CORP
filed 2017-10-25
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 23, 2017, the number of shares outstanding of the registrant’s common stock was 67,560,732 shares.

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

LEAR CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We have prepared the unaudited condensed consolidated financial statements of Lear Corporation and subsidiaries pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended December 31, 2016.
The financial information presented reflects all adjustments (consisting of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations, cash flows and financial position for the interim periods presented. These results are not necessarily indicative of a full year’s results of operations.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30, 2017 (1)	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,253.7	$1,271.6
Accounts receivable	3,357.9	2,746.5
Inventories	1,232.9	1,020.6
Other	718.5	610.6
Total current assets	6,563.0	5,649.3
LONG-TERM ASSETS:
Property, plant and equipment, net	2,378.1	2,019.3
Goodwill	1,387.1	1,121.3
Other	1,383.8	1,110.7
Total long-term assets	5,149.0	4,251.3
Total assets	$11,712.0	$9,900.6

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$1.8	$8.6
Accounts payable and drafts	3,176.0	2,640.5
Accrued liabilities	1,706.2	1,497.6
Current portion of long-term debt	9.0	35.6
Total current liabilities	4,893.0	4,182.3
LONG-TERM LIABILITIES:
Long-term debt	1,953.0	1,898.0
Other	691.0	627.4
Total long-term liabilities	2,644.0	2,525.4

Redeemable noncontrolling interest	147.7	—

EQUITY:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 72,563,291 and 80,563,291 shares issued as of September 30, 2017 and December 31, 2016, respectively	0.7	0.8
Additional paid-in capital	1,199.3	1,385.3
Common stock held in treasury, 5,003,036 and 11,131,648 shares as of September 30, 2017 and December 31, 2016, respectively, at cost	(602.4)	(1,200.2)
Retained earnings	3,810.3	3,706.9
Accumulated other comprehensive loss	(536.8)	(835.6)
Lear Corporation stockholders’ equity	3,871.1	3,057.2
Noncontrolling interests	156.2	135.7
Equity	4,027.3	3,192.9
Total liabilities and equity	$11,712.0	$9,900.6

(1)	Unaudited.
The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net sales	$4,981.5	$4,526.4	$15,103.2	$13,914.1

Cost of sales	4,425.6	4,012.5	13,387.0	12,324.1
Selling, general and administrative expenses	158.2	153.6	471.1	456.9
Amortization of intangible assets	12.5	15.2	34.1	41.7
Interest expense	21.7	20.6	63.9	62.0
Other (income) expense, net	(21.8)	14.2	(12.3)	(0.8)
Consolidated income before provision for income taxes and equity in net income of affiliates	385.3	310.3	1,159.4	1,030.2
Provision for income taxes	77.8	88.2	240.2	287.4
Equity in net income of affiliates	(7.5)	(12.9)	(41.3)	(49.2)
Consolidated net income	315.0	235.0	960.5	792.0
Less: Net income attributable to noncontrolling interests	19.8	20.6	47.6	46.8
Net income attributable to Lear	$295.2	$214.4	$912.9	$745.2

Basic net income per share available to Lear common stockholders	$4.00	$3.01	$12.92	$10.19

Diluted net income per share available to Lear common stockholders	$3.96	$2.98	$12.80	$10.10

Cash dividends declared per share	$0.50	$0.30	$1.50	$0.90

Average common shares outstanding	68,061,718	71,259,766	68,874,682	73,102,327

Average diluted shares outstanding	68,834,279	72,052,270	69,536,808	73,809,220

Consolidated comprehensive income (Note 13)	$392.3	$245.3	$1,265.4	$816.0
Less: Comprehensive income attributable to noncontrolling interests	22.6	20.6	53.7	44.2
Comprehensive income attributable to Lear	$369.7	$224.7	$1,211.7	$771.8
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended
	September 30, 2017	October 1, 2016
Cash Flows from Operating Activities:
Consolidated net income	$960.5	$792.0
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	313.2	283.4
Net change in recoverable customer engineering, development and tooling	(37.4)	2.1
Loss on extinguishment of debt	21.2	—
Net change in working capital items (see below)	(31.0)	3.0
Other, net	(42.2)	13.4
Net cash provided by operating activities	1,184.3	1,093.9
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(430.2)	(300.3)
Acquisition of Antolin Seating	(286.8)	—
Other, net	16.9	51.8
Net cash used in investing activities	(700.1)	(248.5)
Cash Flows from Financing Activities:
New credit agreement borrowings	250.0	—
Prior credit agreement repayments	(468.7)	(15.6)
Short-term borrowings, net	(7.2)	8.9
Proceeds from the issuance of senior notes	744.7	—
Repurchase of senior notes	(517.0)	—
Payment of debt issuance and other financing costs	(11.7)	—
Repurchase of common stock	(332.2)	(557.7)
Dividends paid to Lear Corporation stockholders	(104.4)	(68.1)
Dividends paid to noncontrolling interests	(42.7)	(14.8)
Other, net	(56.6)	(52.1)
Net cash used in financing activities	(545.8)	(699.4)
Effect of foreign currency translation	43.7	(1.0)
Net Change in Cash and Cash Equivalents	(17.9)	145.0
Cash and Cash Equivalents as of Beginning of Period	1,271.6	1,196.6
Cash and Cash Equivalents as of End of Period	$1,253.7	$1,341.6

Changes in Working Capital Items:
Accounts receivable	$(280.6)	$(440.2)
Inventories	(114.7)	(87.3)
Accounts payable	245.6	203.6
Accrued liabilities and other	118.7	326.9
Net change in working capital items	$(31.0)	$3.0

Supplementary Disclosure:
Cash paid for interest	$91.6	$85.3
Cash paid for income taxes, net of refunds received	$224.9	$151.6

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
The accompanying condensed consolidated financial statements include the accounts of Lear, a Delaware corporation, and the wholly owned and less than wholly owned subsidiaries controlled by Lear. In addition, Lear consolidates all entities, including variable interest entities, in which it has a controlling financial interest. Investments in affiliates in which Lear does not have control but does have the ability to exercise significant influence over operating and financial policies are accounted for under the equity method.
The Company’s annual financial results are reported on a calendar year basis, and quarterly interim results are reported using a thirteen week reporting calendar.
Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended September 30, 2017.
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
The Antolin Seating acquisition was accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying condensed consolidated balance sheet as of September 30, 2017. The operating results and cash flows of Antolin Seating are included in the accompanying condensed consolidated financial statements from the date of acquisition and in the Company's seating segment.
The net purchase price of $291.5 million is subject to adjustment and consists of cash paid of $286.8 million, net of cash acquired, and contingent consideration of $4.7 million. In addition, the Company incurred transaction costs of $3.1 million related to advisory services in the nine months ended September 30, 2017, which have been expensed as incurred and are recorded in selling, general and administrative expenses. The purchase price and preliminary allocation are shown below (in millions):

Purchase price paid, net of cash acquired	$286.8
Acquisition date contingent consideration	4.7
Net purchase price	$291.5

Property, plant and equipment	$81.7
Other assets purchased and liabilities assumed, net	(34.2)
Goodwill	122.6
Intangible assets	121.4
Preliminary purchase price allocation	$291.5

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
For further information related to acquired assets measured at fair value, see Note 16, "Financial Instruments."
AccuMED
On December 21, 2016, the Company completed the acquisition of 100% of the outstanding equity interests of AccuMED Holdings Corp. ("AccuMED"), a privately-held developer and manufacturer of specialty fabrics, for $148.5 million, net of cash acquired. AccuMED has annual sales of approximately $80 million. The AccuMED acquisition was accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016. The operating results and cash flows of AccuMED are included in the accompanying condensed consolidated financial statements from the date of acquisition and in the Company's seating segment. The purchase price and preliminary allocation are shown below (in millions):

Purchase price paid, net of cash acquired	$148.5

Property, plant and equipment	$11.2
Other assets purchased and liabilities assumed, net	7.2
Goodwill	77.1
Intangible assets	53.0
Preliminary purchase price allocation	$148.5
Recognized goodwill is attributable to the assembled workforce, expected synergies and other intangible assets that do not qualify for separate recognition.
Intangible assets consist of amounts recognized for the fair value of customer-based assets and were based on an independent appraisal. Customer-based assets include AccuMED's established relationships with its customers and the ability of these customers to generate future economic profits for the Company. It is estimated that these intangible assets have a weighted average useful life of approximately thirteen years.
The purchase price allocation is preliminary and will be revised as a result of additional information regarding the assets acquired and liabilities assumed, including, but not limited to, certain tax attributes and contingent liabilities.
The pro-forma effects of this acquisition do not materially impact the Company's reported results for any period presented.
For further information related to acquired assets measured at fair value, see Note 16, "Financial Instruments."

(3) Restructuring
Restructuring costs include employee termination benefits, fixed asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. These incremental costs principally include equipment and personnel relocation costs. The Company also incurs incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs are

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

recognized in the Company’s condensed consolidated financial statements in accordance with GAAP. Generally, charges are recorded as restructuring actions are approved and/or implemented.
In the first nine months of 2017, the Company recorded charges of $48.6 million in connection with its restructuring actions. These charges consist of $39.5 million recorded as cost of sales, $10.2 million recorded as selling, general and administrative expenses and net credits of $1.1 million recorded as other income. The restructuring charges consist of employee termination costs of $41.0 million, fixed asset impairment charges of $0.4 million, a pension benefit plan settlement loss of $0.8 million and contract termination costs of $1.5 million, as well as other related costs of $4.9 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Fixed asset impairment charges relate to the disposal of buildings, leasehold improvements and/or machinery and equipment with carrying values of $0.4 million in excess of related estimated fair values.
The Company expects to incur approximately $36 million of additional restructuring costs related to activities initiated as of September 30, 2017, and expects that the components of such costs will be consistent with its historical experience. Any future restructuring actions will depend upon market conditions, customer actions and other factors.
A summary of 2017 activity, excluding the pension benefit plan settlement loss of $0.8 million (Note 9, "Pension and Other Postretirement Benefit Plans"), is shown below (in millions):

	Accrual as of	2017	Utilization		Accrual as of
	January 1, 2017	Charges	Cash	Non-cash	September 30, 2017
Employee termination benefits	$69.4	$41.0	$(27.7)	$—	$82.7
Asset impairment charges	—	0.4	—	(0.4)	—
Contract termination costs	4.6	1.5	(1.2)	—	4.9
Other related costs	—	4.9	(4.9)	—	—
Total	$74.0	$47.8	$(33.8)	$(0.4)	$87.6

(4) Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	September 30, 2017	December 31, 2016
Raw materials	$909.2	$746.3
Work-in-process	124.0	106.4
Finished goods	199.7	167.9
Inventories	$1,232.9	$1,020.6

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
During the first nine months of 2017 and 2016, the Company capitalized $190.8 million and $110.5 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During the first nine months of 2017 and 2016, the Company also capitalized $93.5 million and $61.5 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets.
During the first nine months of 2017 and 2016, the Company collected $247.7 million and $168.9 million, respectively, of cash related to E&D and tooling costs.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The classification of recoverable customer E&D and tooling costs related to long-term supply agreements is shown below (in millions):

	September 30, 2017	December 31, 2016
Current	$232.5	$185.9
Long-term	54.0	43.4
Recoverable customer E&D and tooling	$286.5	$229.3

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
A summary of property, plant and equipment is shown below (in millions):

	September 30, 2017	December 31, 2016
Land	$119.1	$101.7
Buildings and improvements	772.2	648.1
Machinery and equipment	2,939.2	2,459.6
Construction in progress	348.1	296.4
Total property, plant and equipment	4,178.6	3,505.8
Less – accumulated depreciation	(1,800.5)	(1,486.5)
Property, plant and equipment, net	$2,378.1	$2,019.3
Depreciation expense was $99.2 million and $83.5 million in the three months ended September 30, 2017 and October 1, 2016, respectively, and $279.1 million and $241.7 million in the nine months ended September 30, 2017 and October 1, 2016, respectively.
The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with GAAP. If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. Except as discussed below, the Company does not believe that there were any indicators that would have resulted in long-lived asset impairment charges as of September 30, 2017. The Company will, however, continue to assess the impact of any significant industry events on the realization of its long-lived assets.
In the first nine months of 2017 and 2016, the Company recognized fixed asset impairment charges of $0.4 million and $3.5 million, respectively, in conjunction with its restructuring actions (Note 3, "Restructuring").
Investment in Affiliates
On September 8, 2017, the Company gained control of Shanghai Lear STEC Automotive Parts Co., Ltd. (“Lear STEC”) by amending the existing joint venture agreement to eliminate the substantive participating rights of its joint venture partner. Prior to the amendment, Lear STEC was accounted for under the equity method. The consolidation of Lear STEC was accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying condensed consolidated balance sheet as of September 30, 2017. The operating results and cash flows of Lear STEC are included in the accompanying condensed consolidated financial statements from the date of the amended joint venture agreement and are reflected in the Company’s E-Systems segment.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A preliminary summary of the fair value of the assets acquired and liabilities assumed in conjunction with the consolidation is shown below (in millions):

Property, plant and equipment	$16.2
Other assets and liabilities assumed, net	42.7
Goodwill	94.1
Intangible assets	66.0
$219.0
Recognized goodwill is attributable to the assembled workforce, expected synergies and other intangible assets that do not qualify for separate recognition.
Intangible assets consist of amounts recognized for the fair value of customer-based assets and were based on an independent appraisal. Customer-based assets include Lear STEC’s established relationships with its customers and the ability of these customers to generate future economic profits for the Company. It is currently estimated that these intangible assets have a weighted average useful life of approximately 12 years.
The fair values of the assets acquired and liabilities assumed in conjunction with the consolidation contain provisional estimates that may be revised as a result of additional information obtained regarding such assets and liabilities.
As of the date of consolidation, the fair value of the Company’s previously held equity interest in Lear STEC was $94.0 million, and the fair value of the noncontrolling interest in Lear STEC was $125.0 million. As a result of valuing the Company’s prior equity interest in Lear STEC at fair value, the Company recognized a gain of $54.2 million, which is included in other (income) expense, net in the accompanying condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2017.
In connection with the consolidation, the noncontrolling interest holder obtained the option, which is embedded in the noncontrolling interest, to require the Company to purchase or redeem the 45% noncontrolling interest based on a pre-determined earnings multiple formula. In accordance with GAAP, the Company records redeemable noncontrolling interests at the greater of (1) the initial carrying amount adjusted for the noncontrolling interest holder’s share of total comprehensive income or loss and dividends (“noncontrolling interest carrying value”) or (2) the redemption value as of and based on conditions existing as of the reporting date. Required redemption adjustments are recorded as an increase to redeemable noncontrolling interests, with an offsetting adjustment to retained earnings. The redeemable noncontrolling interest is classified in mezzanine equity in the accompanying condensed consolidated balance sheet as of September 30, 2017.
Redemption value of a noncontrolling interest in excess of carrying value represents a dividend distribution that is different from dividend distributions to other common stockholders. Therefore, periodic redemption adjustments recorded in excess of carrying value are reflected as a reduction to the income available to common stockholders in the computation of earnings per share. Redeemable noncontrolling interest of $147.7 million related to Lear STEC is reflected in the Company's condensed consolidated balance sheet as of September 30, 2017. This amount includes a noncontrolling interest redemption adjustment of $22.7 million, representing the difference between the redemption value and carrying value.
Lear STEC’s annual sales are approximately $280 million. Lear STEC provides wire harnesses to SAIC Motor Corporation Limited and its joint ventures with both North American and European automotive manufacturers. The pro forma effects of this consolidation would not materially impact the Company’s reported results for any period presented.
For further information related to the redemption adjustment, see Note 13, "Comprehensive Income and Equity." For further information related to acquired assets measured at fair value, see Note 16, "Financial Instruments."

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(7) Goodwill
A summary of the changes in the carrying amount of goodwill, by operating segment, in the nine months ended September 30, 2017, is shown below (in millions):

	Seating	E-Systems	Total
Balance at January 1, 2017	$1,091.2	$30.1	$1,121.3
Acquisition	122.6	—	122.6
Consolidation of affiliate	—	94.1	94.1
Foreign currency translation and other	48.9	0.2	49.1
Balance at September 30, 2017	$1,262.7	$124.4	$1,387.1
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
The Company does not believe that there were any indicators that would have resulted in goodwill impairment charges as of September 30, 2017. The Company will, however, continue to assess the impact of significant events or circumstances on its recorded goodwill.
For further information related to the acquisition, see Note 2, "Acquisitions." For further information related to the consolidation of an affiliate, see Note 6, "Long-Term Assets."

(8) Debt
A summary of long-term debt, net of unamortized debt issuance costs, and the related weighted average interest rates is shown below (in millions):

	September 30, 2017				December 31, 2016
Debt Instrument	Long-Term Debt	Debt Issuance Costs (2)	Long-Term Debt, Net	Weighted Average Interest Rate	Long-Term Debt	Debt Issuance Costs (2)	Long-Term Debt, Net	Weighted Average Interest Rate
Credit Agreement — Term Loan Facility	$250.0	$(1.9)	$248.1	2.7%	$468.7	$(1.6)	$467.1	2.105%
4.75% Senior Notes due 2023 ("2023 Notes")	—	—	—	N/A	500.0	(4.8)	495.2	4.75%
5.375% Senior Notes due 2024 ("2024 Notes")	325.0	(2.5)	322.5	5.375%	325.0	(2.8)	322.2	5.375%
5.25% Senior Notes due 2025 ("2025 Notes")	650.0	(6.0)	644.0	5.25%	650.0	(6.6)	643.4	5.25%
3.8% Senior Notes due 2027 ("2027 Notes") (1)	744.8	(6.0)	738.8	3.885%	—	—	—	N/A
Other	8.6	—	8.6	N/A	5.7	—	5.7	N/A
	$1,978.4	$(16.4)	1,962.0		$1,949.4	$(15.8)	1,933.6
Less — Current portion			(9.0)				(35.6)
Long-term debt			$1,953.0				$1,898.0
(1) Net of unamortized discount of $5.2 million
(2) Unamortized portion

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Senior Notes
The issuance date, maturity date and interest payable dates of the Company's senior unsecured 2024 Notes, 2025 Notes and 2027 Notes (together, the "Notes") are as shown below:

Note	Issuance Date	Maturity Date	Interest Payable Dates
2024 Notes	March 2014	March 15, 2024	March 15 and September 15
2025 Notes	November 2014	January 15, 2025	January 15 and July 15
2027 Notes	August 2017	September 15, 2027	March 15 and September 15
In August 2017, the Company issued $750.0 million in aggregate principal amount at maturity of senior unsecured notes due 2027 at a stated coupon rate of 3.8%. The 2027 Notes were priced at 99.294% of par, resulting in a yield to maturity of 3.885%. The proceeds from the offering of $744.7 million, after original issue discount, were used to redeem the $500.0 million in aggregate principal amount of the 2023 Notes at a redemption price equal to 100% of the aggregate principal amount thereof, plus a "make-whole" premium of $17.0 million, as well as to refinance a portion of the Company's $500.0 million prior term loan facility (see "— Credit Agreement" below). In connection with these transactions, the Company recognized a loss of $21.2 million on the extinguishment of debt in the three and nine months ended September 30, 2017, and paid related issuance costs of $6.0 million.
Prior to June 15, 2027 (three months prior to the maturity date), the Company, at its option, may redeem some or all of the 2027 Notes at a redemption price equal to 100% of the principal amount thereof, plus a "make-whole" premium as of, and accrued and unpaid interest to, the redemption date. At any time on or after June 15, 2027, but prior to the maturity date of September 15, 2027, the Company, at its option, may redeem some or all of the 2027 Notes, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.
Guarantees
The Notes are senior unsecured obligations. As discussed further in "— Credit Agreement" below, upon termination of the Company’s prior credit agreement, the subsidiaries that previously guaranteed the 2024 Notes and 2025 Notes were automatically released as guarantors. There are currently no guarantors of the Company’s obligations under the Notes.
Covenants
Subject to certain exceptions, the indentures governing the Notes contain restrictive covenants that, among other things, limit the ability of the Company to: (i) create or permit certain liens and (ii) consolidate, merge or sell all or substantially all of the Company’s assets. The indenture governing the 2024 Notes limits the ability of the Company to enter into sale and leaseback transactions. The indentures governing the Notes also provide for customary events of default. As of September 30, 2017, the Company was in compliance with all covenants under the indentures governing the Notes.
Credit Agreement
In August 2017, the Company entered into a new unsecured credit agreement (the "Credit Agreement") consisting of a $1.75 billion revolving credit facility ("Revolving Credit Facility") and a $250.0 million term loan facility (the "Term Loan Facility"), both of which mature on August 8, 2022. In connection with this transaction, the Company borrowed $250.0 million under the Term Loan Facility and paid related issuance costs of $5.7 million. At the same time, the Company terminated its previously existing credit agreement, which consisted of a $1.25 billion revolving credit facility and a $500 million term loan facility, and repaid amounts outstanding under the term loan facility of $453.1 million. Together with the offering of the 2027 Notes, these transactions extended the Company's maturity profile and increased its borrowing capacity.
As of September 30, 2017, there were no borrowings outstanding under the Revolving Credit Facility and $250.0 million of borrowings outstanding under the Term Loan Facility. As of December 31, 2016, there were no borrowings outstanding under the Company's prior revolving credit facility and $468.7 million of borrowings outstanding under the Company's prior term loan facility.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Advances under the Revolving Credit Facility and the Term Loan Facility generally bear interest based on (i) the Eurocurrency Rate (as defined in the Credit Agreement) or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin, determined in accordance with a pricing grid. The range and the rate as of September 30, 2017, are as follows (in percentages):

	Eurocurrency Rate			Base Rate
	Minimum	Maximum	Rate as of September 30, 2017	Minimum	Maximum	Rate as of September 30, 2017
Revolving Credit Agreement	1.00%	1.60%	1.30%	0.00%	0.60%	0.30%
Term Loan Facility	1.125%	1.90%	1.50%	0.125%	0.90%	0.50%
A facility fee, which ranges from 0.125% to 0.30% of the total amount committed under the Revolving Credit Facility, is payable quarterly.
Guarantees
The Credit Agreement eliminated the subsidiary guarantees required under the Company's prior credit agreement. There are currently no guarantors of the Company’s obligations under the Credit Agreement.
Covenants
The Credit Agreement contains various customary representations, warranties and covenants by the Company, including, without limitation, (i) covenants regarding maximum leverage, (ii) limitations on fundamental changes involving the Company or its subsidiaries and (iii) limitations on indebtedness and liens. As of September 30, 2017, the Company was in compliance with all covenants under the Credit Agreement.
Scheduled Maturities
As of September 30, 2017, scheduled maturities related to the Term Loan Facility for the five succeeding years, as of the date of this Report, are shown below (in millions):

2017 (1)	$1.6
2018	6.3
2019	7.8
2020	14.0
2021	14.0
2022	206.3
(1) Scheduled maturities for the fourth quarter of 2017
Other
As of September 30, 2017, other long-term debt consists of amounts outstanding under capital leases.
For further information related to the 2024 Notes, the 2025 Notes and the prior credit agreement, see Note 6, "Debt," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(9) Pension and Other Postretirement Benefit Plans
The Company sponsors defined benefit pension plans and other postretirement benefit plans (primarily for the continuation of medical benefits) for eligible employees in the United States and certain other countries.
Net Periodic Pension and Other Postretirement Benefit (Credit) Cost
The components of the Company’s net periodic pension benefit cost are shown below (in millions):

	Three Months Ended				Nine Months Ended
	September 30, 2017		October 1, 2016		September 30, 2017		October 1, 2016
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$1.3	$1.8	$1.4	$1.6	$3.8	$5.3	$4.2	$4.8
Interest cost	5.5	4.0	7.5	3.8	16.4	11.2	22.4	11.9
Expected return on plan assets	(7.3)	(5.9)	(9.5)	(5.9)	(21.7)	(17.0)	(28.6)	(17.5)
Amortization of actuarial loss	0.6	1.3	0.6	0.8	1.9	3.8	2.0	2.3
Settlement loss	—	—	—	—	0.2	0.8	0.2	—
Net periodic benefit cost	$0.1	$1.2	$—	$0.3	$0.6	$4.1	$0.2	$1.5
In the nine months ended September 30, 2017, the Company recognized a pension settlement loss of $0.8 million related to its restructuring actions.
The components of the Company’s net periodic other postretirement benefit (credit) cost are shown below (in millions):

	Three Months Ended				Nine Months Ended
	September 30, 2017		October 1, 2016		September 30, 2017		October 1, 2016
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$0.1	$—	$0.1	$0.1	$0.4	$0.1	$0.4
Interest cost	0.6	0.4	0.9	0.4	1.8	1.2	2.4	1.2
Amortization of actuarial (gain) loss	(0.7)	0.1	(0.3)	0.1	(2.0)	0.2	(0.9)	0.2
Amortization of prior service credit	—	(0.1)	—	(0.1)	—	(0.3)	—	(0.3)
Special termination benefits	—	—	—	—	—	0.1	—	0.3
Net periodic benefit (credit) cost	$(0.1)	$0.5	$0.6	$0.5	$(0.1)	$1.6	$1.6	$1.8
Contributions
In the nine months ended September 30, 2017, employer contributions to the Company’s domestic and foreign defined benefit pension plans were $7.6 million.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(10) Other (Income) Expense, Net
Other (income) expense, net includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, losses on the extinguishment of debt, gains and losses on the disposal of fixed assets and other miscellaneous income and expense.
A summary of other (income) expense, net is shown below (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Other expense	$34.4	$15.5	$47.2	$34.7
Other income	(56.2)	(1.3)	(59.5)	(35.5)
Other (income) expense, net	$(21.8)	$14.2	$(12.3)	$(0.8)
In the three and nine months ended September 30, 2017, other expense includes a loss of $21.2 million on the extinguishment of debt and net foreign currency transaction losses of $5.3 million and $3.9 million, respectively. In the three and nine months ended September 30, 2017, other income includes a gain of $54.2 million related to the consolidation of an affiliate (Note 6, "Long-Term Assets").
In the three and nine months ended October 1, 2016, other expense includes net foreign currency transaction losses of $3.6 million and $5.4 million, respectively. In the nine months ended October 1, 2016, other income includes a gain of $30.3 million related to the consolidation of an affiliate. For further information related to the 2016 consolidation of an affiliate, see Note 5, "Investments in Affiliates and Other Related Party Transactions," to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

(11) Income Taxes
A summary of the provision for income taxes and the corresponding effective tax rate for the three and nine months ended September 30, 2017 and October 1, 2016, is shown below (in millions, except effective tax rates):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Provision for income taxes	$77.8	$88.2	$240.2	$287.4
Pretax income before equity in net income of affiliates	$385.3	$310.3	$1,159.4	$1,030.2
Effective tax rate	20.2%	28.4%	20.7%	27.9%
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
In the first nine months of 2017 and 2016, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In the first nine months of 2017, the Company recognized net tax benefits of $68.4 million, of which $28.7 million related to the reversal of valuation allowances on the deferred tax assets of certain foreign subsidiaries, $16.3 million related to the change in the accounting for share-based compensation discussed above, $7.5 million related to the redemption of the 2023 Notes and $15.9 million related to restructuring charges and various other items. In addition, the Company recognized a gain of $54.2 million related to the consolidation of an affiliate, for which no tax expense was provided. In the first nine months of 2016, the Company recognized net tax benefits of $14.5 million related to restructuring charges and various other items. In addition, the Company recognized a gain of $30.3 million related to the consolidation of an affiliate, for which no tax expense was provided. Excluding these items, the effective tax rate for the first nine months of 2017 and 2016 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.

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
As of September 30, 2017, the Company has approximately $300 million of excess foreign tax credits at certain foreign subsidiaries that cannot be recognized under GAAP until the related foreign earnings are repatriated to the United States through dividends. It is likely that the Company will repatriate these foreign earnings and recognize all or a substantial portion of such foreign tax credits in the fourth quarter of 2017. The recognition of these foreign tax credits would create a deferred tax asset that under current U.S. tax law may reduce U.S. tax on certain foreign source income over the next several years.
For further information related to the 2017 consolidation of an affiliate, see Note 6, "Long-Term Assets." For further information related to the Company's income taxes, see Note 7, "Income Taxes," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

(12) Net Income Per Share Attributable to Lear
Basic net income per share available to Lear common stockholders is computed using the two-class method by dividing net income attributable to Lear, after deducting the redemption adjustment related to the redeemable noncontrolling interest, by the average number of common shares outstanding during the period. Common shares issuable upon the satisfaction of certain conditions pursuant to a contractual agreement are considered common shares outstanding and are included in the computation of basic net income per share available to Lear common stockholders.
Diluted net income per share available to Lear common stockholders is computed using the two-class method by dividing net income attributable to Lear, after deducting the redemption adjustment related to the redeemable noncontrolling interest, by the average number of common shares outstanding, including the dilutive effect of common stock equivalents computed using the treasury stock method and the average share price during the period.
A summary of information used to compute basic and diluted net income per share available to Lear common stockholders is shown below (in millions, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net income attributable to Lear	$295.2	$214.4	$912.9	$745.2
Less: Redeemable noncontrolling interest adjustment	(22.7)	—	(22.7)	—
Net income available to Lear common stockholders	$272.5	$214.4	$890.2	$745.2

Average common shares outstanding	68,061,718	71,259,766	68,874,682	73,102,327
Dilutive effect of common stock equivalents	772,561	792,504	662,126	706,893
Average diluted shares outstanding	68,834,279	72,052,270	69,536,808	73,809,220

Basic net income per share available to Lear common stockholders	$4.00	$3.01	$12.92	$10.19

Diluted net income per share available to Lear common stockholders	$3.96	$2.98	$12.80	$10.10
For further information related to the redeemable noncontrolling interest adjustment, see Note 6, "Long-Term Assets."

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
A summary of comprehensive income and reconciliations of equity, Lear Corporation stockholders’ equity and noncontrolling interests for the three and nine months ended September 30, 2017, is shown below (in millions):

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Equity	Lear Corporation Stockholders' Equity	Non- controlling Interests	Equity	Lear Corporation Stockholders' Equity	Non- controlling Interests
Beginning equity balance	$3,756.2	$3,621.9	$134.3	$3,192.9	$3,057.2	$135.7
Stock-based compensation transactions	14.9	14.9	—	8.4	8.4	—
Repurchase of common stock	(77.9)	(77.9)	—	(332.2)	(332.2)	—
Dividends declared to Lear Corporation stockholders	(34.8)	(34.8)	—	(105.8)	(105.8)	—
Dividends declared to noncontrolling interest holders	(0.7)	—	(0.7)	(33.2)	—	(33.2)
Adoption of ASU 2016-09 (Note 11, "Taxes")	—	—	—	54.5	54.5	—
Redeemable non-controlling interest adjustment	(22.7)	(22.7)	—	(22.7)	(22.7)	—
Comprehensive income:
Net income	315.0	295.2	19.8	960.5	912.9	47.6
Other comprehensive income, net of tax:
Defined benefit plan adjustments	(1.8)	(1.8)	—	(3.0)	(3.0)	—
Derivative instruments and hedging activities	(10.8)	(10.8)	—	57.2	57.2	—
Foreign currency translation adjustments	89.9	87.1	2.8	250.7	244.6	6.1
Other comprehensive income	77.3	74.5	2.8	304.9	298.8	6.1
Comprehensive income	392.3	369.7	22.6	1,265.4	1,211.7	53.7
Ending equity balance	$4,027.3	$3,871.1	$156.2	$4,027.3	$3,871.1	$156.2

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of changes, net of tax, in accumulated other comprehensive loss for the three and nine months ended September 30, 2017, is shown below (in millions):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Defined benefit plans:
Balance at beginning of period	$(194.0)	$(192.8)
Reclassification adjustments (net of tax expense of $0.3 million and $1.2 million in the three and nine months ended September 30, 2017, respectively)	0.9	3.4
Other comprehensive loss recognized during the period (net of tax impact of $— million in the three and nine months ended September 30, 2017)	(2.7)	(6.4)
Balance at end of period	$(195.8)	$(195.8)

Derivative instruments and hedging:
Balance at beginning of period	$22.9	$(45.1)
Reclassification adjustments (net of tax benefit of $1.0 million and tax expense of $1.9 million in the three and nine months ended September 30, 2017, respectively)	(3.1)	5.7
Other comprehensive income (loss) recognized during the period (net of tax benefit of $3.2 million and tax expense of $16.6 million in the three and nine months ended September 30, 2017, respectively)	(7.7)	51.5
Balance at end of period	$12.1	$12.1

Foreign currency translation:
Balance at beginning of period	$(440.2)	$(597.7)
Other comprehensive income recognized during the period (net of tax impact of $— million in the three and nine months ended September 30, 2017)	87.1	244.6
Balance at end of period	$(353.1)	$(353.1)
In the three and nine months ended September 30, 2017, foreign currency translation adjustments are related primarily to the strengthening of the Euro and, to a lesser extent, the Chinese renminbi relative to the U.S. dollar. In the three and nine months ended September 30, 2017, foreign currency translation adjustments include pretax losses of $0.2 million and pretax gains of $0.6 million, respectively, related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of changes, net of tax, in accumulated other comprehensive loss for the three and nine months ended October 1, 2016, is shown below (in millions):

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
Lear Corporation Stockholders’ Equity
Common Stock Share Repurchase Program
In February 2017, the Company's Board of Directors authorized a $658.8 million increase to the existing common stock share repurchase program to provide for a remaining aggregate repurchase authorization of $1.0 billion and extended the term of the program to December 31, 2019. In the first nine months of 2017, the Company paid, in aggregate, $332.2 million for repurchases of its outstanding common stock (2,320,469 shares at an average purchase price of $143.14 per share, excluding commissions). As of the end of the third quarter of 2017, the Company has a remaining repurchase authorization of $667.8 million under its ongoing common stock share repurchase program. The Company may implement these share repurchases through a variety of methods, including, but not limited to, open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which the Company will repurchase its outstanding common stock and the timing of such repurchases will depend upon its financial condition, prevailing market conditions, alternative uses of capital and other factors.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Since the first quarter of 2011, the Company's Board of Directors has authorized $4.1 billion in share repurchases under its common stock share repurchase program. As of the end of the third quarter of 2017, the Company has paid, in aggregate, $3.4 billion for repurchases of its outstanding common stock, at an average price of $78.18 per share, excluding commissions and related fees.
In addition to shares repurchased under the Company’s common stock share repurchase program described in the preceding paragraphs, the Company classified shares withheld from the settlement of the Company’s restricted stock unit and performance share awards to cover minimum tax withholding requirements as common stock held in treasury in the accompanying condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016.
As approved by the Board of Directors, in May 2017, the Company retired 8.0 million shares of common stock held in treasury. These retired shares are reflected as authorized, but not issued, in the accompanying condensed consolidated balance sheet as of September 30, 2017. The retirement of shares held in treasury resulted in a reduction in the par value of common stock, additional paid-in capital and retained earnings of $0.1 million, $155.9 million and $735.5 million, respectively. These reductions were offset by a corresponding reduction in shares held in treasury of $891.5 million. Accordingly, there was no effect on stockholders’ equity as a result of this transaction.
Quarterly Dividend
In the first nine months of 2017 and 2016, the Company’s Board of Directors declared quarterly cash dividends of $0.50 and $0.30 per share of common stock, respectively. In the first nine months of 2017, declared dividends totaled $105.8 million, and dividends paid totaled $104.4 million. In the first nine months of 2016, declared dividends totaled $67.5 million, and dividends paid totaled $68.1 million. Dividends payable on common shares to be distributed under the Company’s stock-based compensation program and common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings will be paid when such common shares are distributed.
Noncontrolling Interests
In the first nine months of 2017 and 2016, the Company gained control of and consolidated affiliates. For further information related to the 2017 consolidation, see Note 6, "Long-Term Assets." For further information related to the 2016 consolidation, see Note 5, "Investment in Affiliates and Other Related Party Transactions," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

(14) Legal and Other Contingencies
As of September 30, 2017 and December 31, 2016, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $8.7 million and $11.0 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.
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
A summary of the changes in reserves for product liability and warranty claims for the nine months ended September 30, 2017, is shown below (in millions):

Balance at January 1, 2017	$49.1
Expense, net (including changes in estimates)	12.5
Settlements	(15.5)
Foreign currency translation and other	3.0
Balance at September 30, 2017	$49.1
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
As of September 30, 2017 and December 31, 2016, the Company had recorded environmental reserves of $9.0 million. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended September 30, 2017
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$3,868.9	$1,112.6	$—	$4,981.5
Segment earnings (1)	298.8	155.5	(69.1)	385.2
Depreciation and amortization	76.7	31.3	3.7	111.7
Capital expenditures	109.7	42.7	3.8	156.2
Total assets	7,413.5	2,262.7	2,035.8	11,712.0

	Three Months Ended October 1, 2016
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$3,513.3	$1,013.1	$—	$4,526.4
Segment earnings (1)	269.5	140.3	(64.7)	345.1
Depreciation and amortization	67.9	27.5	3.3	98.7
Capital expenditures	80.3	34.9	3.4	118.6
Total assets	6,348.8	1,746.6	2,182.0	10,277.4

	Nine Months Ended September 30, 2017
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$11,762.0	$3,341.2	$—	$15,103.2
Segment earnings (1)	941.8	476.7	(207.5)	1,211.0
Depreciation and amortization	213.2	89.0	11.0	313.2
Capital expenditures	287.1	126.2	16.9	430.2
Total assets	7,413.5	2,262.7	2,035.8	11,712.0

	Nine Months Ended October 1, 2016
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$10,755.7	$3,158.4	$—	$13,914.1
Segment earnings (1)	848.8	441.5	(198.9)	1,091.4
Depreciation and amortization	193.8	80.5	9.1	283.4
Capital expenditures	204.6	79.5	16.2	300.3
Total assets	6,348.8	1,746.6	2,182.0	10,277.4
(1) See definition above
For the three months ended September 30, 2017, segment earnings include restructuring charges of $13.3 million, $2.7 million and $1.0 million in the seating and E-Systems segments and in the other category, respectively. For the nine months ended September 30, 2017, segment earnings include restructuring charges of $29.6 million, $6.3 million and $12.7 million in the seating and E-Systems segments and in the other category, respectively (Note 3, "Restructuring").
For the three months ended October 1, 2016, segment earnings include restructuring charges of $7.8 million, $6.9 million and $0.2 million in the seating and E-Systems segments and in the other category, respectively. For the nine months ended October 1, 2016, segment earnings include restructuring charges of $30.8 million, $17.5 million and $2.9 million in the seating and E-Systems segments and in the other category, respectively (Note 3, "Restructuring").

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Segment earnings	$385.2	$345.1	$1,211.0	$1,091.4
Interest expense	21.7	20.6	63.9	62.0
Other (income) expense, net	(21.8)	14.2	(12.3)	(0.8)
Consolidated income before provision for income taxes and equity in net income of affiliates	$385.3	$310.3	$1,159.4	$1,030.2

(16) Financial Instruments
Debt Instruments
The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to the quoted market prices of these securities (Level 2 input based on the GAAP fair value hierarchy). The estimated fair value, as well as the carrying value, of the Company's debt instruments are shown below (in millions):

	September 30, 2017	December 31, 2016
Estimated aggregate fair value	$2,037.8	$2,004.8
Aggregate carrying value (1)	1,975.0	1,943.7
(1) Credit agreement and senior notes, excluding the impact of unamortized original issue discount and debt issuance costs
Accounts Receivable Factoring
One of the Company's European subsidiaries has an uncommitted factoring agreement, which provides for aggregate purchases of specified customer accounts of up to €200 million. As of September 30, 2017, there were no factored receivables outstanding. The Company cannot provide any assurances that this factoring facility will be available or utilized in the future.
Marketable Equity Securities
Included in other current assets in the accompanying condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, are $40.7 million and $30.2 million, respectively, of marketable equity securities, which the Company accounts for under the fair value option. Accordingly, unrealized gains and losses arising from changes in the fair value of the marketable equity securities are recognized in the accompanying condensed consolidated statement of income as a component of other expense, net. The fair value of the marketable equity securities is determined by reference to quoted market prices in active markets (Level 1 input based on the GAAP fair value hierarchy).
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
The notional amount, estimated fair value and related balance sheet classification of the Company's foreign currency derivative contracts are shown below (in millions, except for maturities):

	September 30, 2017	December 31, 2016
Fair value of foreign currency contracts designated as cash flow hedges:
Other current assets	$29.2	$11.2
Other long-term assets	7.5	0.5
Other current liabilities	(14.7)	(58.3)
Other long-term liabilities	(2.5)	(9.9)
	19.5	(56.5)
Notional amount	$1,287.8	$1,275.0
Outstanding maturities in months, not to exceed	24	24

Fair value of foreign currency contracts not designated as hedging instruments:
Other current assets	$6.1	$5.9
Other current liabilities	(4.2)	(3.8)
	1.9	2.1

Notional amount	$1,020.3	$681.2
Outstanding maturities in months, not to exceed	12	12

Total fair value	$21.4	$(54.4)
Total notional amount	$2,308.1	$1,956.2
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Accumulated Other Comprehensive Loss - Derivative Instruments and Hedging
Pretax amounts related to foreign currency derivative contracts designated as cash flow hedges that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Gains (losses) recognized in accumulated other comprehensive loss:	$(5.5)	$(22.3)	$68.1	$(77.2)

(Gains) losses reclassified from accumulated other comprehensive loss to:
Net sales	0.8	2.2	1.4	3.6
Cost of sales	(4.6)	20.9	6.5	59.3
	(3.8)	23.1	7.9	62.9
Comprehensive income (loss)	$(9.3)	$0.8	$76.0	$(14.3)
As of September 30, 2017 and December 31, 2016, pretax net gains (losses) of approximately $19.5 million and ($56.5) million, respectively, related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. During the next twelve month period, the Company expects to reclassify into earnings net gains of approximately $14.6 million recorded in accumulated other comprehensive loss as of September 30, 2017. Such gains will be reclassified at the time that the underlying hedged transactions are realized.
During the three and nine months ended September 30, 2017 and October 1, 2016, amounts recognized in the accompanying condensed consolidated statements of comprehensive income related to changes in the fair value of cash flow and fair value hedges excluded from the Company’s effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, are shown below (in millions):

	September 30, 2017
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$21.4	Market/ Income	$—	$21.4	$—
Marketable equity securities	Recurring	$40.7	Market	$40.7	$—	$—

	December 31, 2016
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$(54.4)	Market/ Income	$—	$(54.4)	$—
Marketable equity securities	Recurring	$30.2	Market	$30.2	$—	$—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. If an estimate of the credit spread is required, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of September 30, 2017 and December 31, 2016, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy in 2017.
Items Measured at Fair Value on a Non-Recurring Basis
The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy.
As a result of the 2017 consolidation of Lear STEC, Level 3 fair value estimates of $16.2 million related to property, plant and equipment, $66.0 million related to customer-based intangible assets and $125.0 million related to redeemable noncontrolling interest are recorded in the accompanying condensed consolidated balance sheet as of September 30, 2017. In addition, the consolidation of Lear STEC required a Level 3 fair value estimate of $94.0 million related to the Company's previously held equity interest.
As a result of the 2017 acquisition of Antolin Seating, Level 3 fair value estimates of $81.7 million related to property, plant and equipment and $121.4 million related to intangible assets are recorded in the accompanying condensed consolidated balance sheet as of September 30, 2017.
As a result of the 2016 acquisition of AccuMED, Level 3 fair value estimates of $11.2 million and $13.9 million related to property, plant and equipment are recorded in the accompanying condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively. Level 3 fair value estimates of $53.0 million related to intangible assets are recorded in the accompanying condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016.
Fair value estimates of property, plant and equipment were based on independent appraisals, giving consideration to the highest and best use of the assets. Key assumptions used in the appraisals were based on a combination of market and cost approaches, as appropriate. Fair value estimates of customer-based intangible assets were based on the present value of future earnings attributable to the asset group after recognition of required returns to other contributory assets. Fair value estimates of redeemable noncontrolling and equity interests were based on the present value of future cash flows and a value to earnings multiple approach and reflect discounts for the lack of control and the lack of marketability associated with noncontrolling and equity interests. Further, the fair value estimate of the redeemable noncontrolling interest includes an estimate of the fair value

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

associated with the noncontrolling interest holder's embedded redemption option. The fair value of this redemption option was determined using the Monte Carlo valuation model and includes various assumptions including the expected volatility, risk free rate and dividend yield.
For further information related to assets and liabilities measured at fair value on a non-recurring basis, see Note 2, “Acquisitions,” and Note 6, "Long-Term Assets."
As of September 30, 2017, there were no additional significant assets or liabilities measured at fair value on a non-recurring basis.

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
January 1, 2018
ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other than Inventory	The standard requires the recognition of the income tax effects of intercompany sales and transfers (other than inventory) when the sales and transfers occur.	January 1, 2018
ASU 2016-18, Restricted Cash	The standard provides guidance on the presentation of restricted cash on the statement of cash flows.	January 1, 2018
ASU 2017-01, Clarifying the Definition of a Business	The standard provides a new framework to use when determining if a set of assets and activities is a business.	January 1, 2018
ASU 2017-05, Gains and Losses from the Derecognition of Nonfinancial Assets	The standard provides guidance for recognizing gains and losses on nonfinancial assets (including land, buildings and intangible assets) to noncustomers. Adoption must coincide with ASU 2014-09.	January 1, 2018
ASU 2017-09, Stock Compensation - Scope of Modification Accounting	The standard provides guidance intended to reduce diversity in practice when accounting for a modification to the terms and conditions of a share-based payment award.	January 1, 2018
ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities	The standard contains changes intended to better portray the economic results of hedging activities, as well as targeted improvements to simplify hedge accounting.	January 1, 2019
ASU 2016-13, Measurement of Credit Losses on Financial Instruments	The standard changes the impairment model for most financial instruments to an "expected loss" model. The new model will generally result in earlier recognition of credit losses.	January 1, 2020
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
We use our product, design and technological expertise, global reach and competitive manufacturing footprint to achieve our financial goals and objectives of continuing to deliver profitable growth (balancing risks and returns), maintaining a strong balance sheet with investment grade credit metrics and consistently returning excess cash to our stockholders.
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
Industry Overview
Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles and our content per vehicle. Global automotive industry production volumes in the first nine months of 2017, as compared to the first nine months of 2016, are shown below (in millions of units):

	Nine Months Ended
	September 30, 2017	October 1, 2016	% Change
North America	13.0	13.5	(4)%
Europe and Africa	17.1	16.7	2%
Asia	34.9	33.3	5%
South America	2.3	1.9	21%
Other	1.2	1.1	9%
Global light vehicle production	68.5	66.5	3%
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
In the first nine months of 2017 and 2016, our percentage of net sales by region is shown below:

	2017	2016
North America	39%	41%
Europe and Africa	40%	39%
Asia	18%	17%
South America	3%	3%
Total	100%	100%
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
Our material cost as a percentage of net sales was 65.0% in the first nine months of 2017, as compared to 65.1% in the first nine months of 2016. Raw material, energy and commodity costs can be volatile. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity environment. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
For further information, see Note 2, "Acquisitions," to the condensed consolidated financial statements included in this Report.
Operational Restructuring
In the first nine months of 2017, we incurred pretax restructuring costs of approximately $49 million. Any future restructuring actions will depend upon market conditions, customer actions and other factors.
For further information, see Note 3, "Restructuring," to the condensed consolidated financial statements included in this Report.
Financing Transactions
Senior Notes
In August 2017, we issued $750 million in aggregate principal amount at maturity of senior unsecured notes due 2027 (the "2027 Notes”) at a stated coupon rate of 3.8%. The 2027 Notes were priced at 99.294% of par, resulting in a yield to maturity of 3.885%. The proceeds from the offering of $745 million, after original issue discount, were used to redeem the $500 million in aggregate principal amount of senior unsecured notes due 2023 (the "2023 Notes") at a redemption price equal to 100% of the aggregate principal amount thereof, plus a "make-whole" premium of $17 million, as well as to refinance a portion of our $500 million prior term loan facility (see "— Credit Agreement" below). In connection with these transactions, we recognized a loss of $21 million on the extinguishment of debt and paid related issuance costs of $6 million.
For further information, see "— Liquidity and Capital Resources — Capitalization — Senior Notes" and Note 8, "Debt," to the condensed consolidated financial statements included in this Report.
Credit Agreement
In August 2017, we entered into a new unsecured credit agreement (the "Credit Agreement") consisting of a $1.75 billion revolving credit facility (the "Revolving Credit Facility") and a $250 million term loan facility (the "Term Loan Facility"), both of which mature on August 8, 2022. In connection with this transaction, we borrowed $250 million under the Term Loan Facility and paid related issuance costs of $6 million. At the same time, we terminated our previously existing credit agreement, which consisted of a $1.25 billion revolving credit facility and a $500 million term loan facility, and repaid amounts outstanding under the term loan facility of $453 million. Together with the offering of the 2027 Notes, these transactions extended our maturity profile and increased our borrowing capacity.
For further information, see "— Liquidity and Capital Resources — Capitalization — Credit Agreement" and Note 8, "Debt," to the condensed consolidated financial statements included in this Report.
Share Repurchase Program and Quarterly Cash Dividends
Since the first quarter of 2011, our Board of Directors has authorized $4.1 billion in share repurchases under our common stock share repurchase program. In the first nine months of 2017, we repurchased $332 million of shares and have a remaining repurchase authorization of $668 million, which will expire on December 31, 2019.
In each of the first three quarters of 2017, our Board of Directors declared a quarterly cash dividend of $0.50 per share of common stock, reflecting a 67% increase over the quarterly cash dividend declared in 2016.

LEAR CORPORATION

For further information related to our common stock share repurchase program and our quarterly dividends, see "— Liquidity and Capital Resources — Capitalization" and Note 13, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report.
Other Matters
In September 2017, we amended the existing joint venture agreement of Shanghai Lear STEC Automotive Parts Co., Ltd. (“Lear STEC”) to eliminate the substantive participating rights of our joint venture partner. In conjunction with the consolidation of Lear STEC and the valuation of our prior equity investment in Lear STEC at fair value, we recognized a gain of approximately $54 million in the three and nine months ended September 30, 2017.
In the three months ended September 30, 2017, we recognized net tax benefits of $14 million related to the redemption of the 2023 Notes, restructuring charges and various other items. In the nine months ended September 30, 2017, we recognized net tax benefits of $68 million related to the reversal of valuation allowances on the deferred tax assets of certain foreign subsidiaries, a change in the accounting for share-based compensation, the redemption of the 2023 Notes, restructuring charges and various other items.
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
As discussed above, our results for the three and nine months ended September 30, 2017 and October 1, 2016, reflect the following items (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Costs related to restructuring actions, including manufacturing inefficiencies of $1 million in the nine months ended September 30, 2017, and $2 million and $5 million in the three and nine months ended October 1, 2016, respectively	$17	$17	$50	$56
Acquisition and other related costs	1	—	4	—
Acquisition-related inventory fair value adjustment	1	—	5	—
Loss on extinguishment of debt	21	—	21	—
Gains related to affiliates	(54)	—	(54)	(30)
Tax benefit, net	(14)	(2)	(68)	(15)
For further information regarding these items, see Note 2, "Acquisitions," Note 3, "Restructuring," Note 6, "Long-Term Assets,", Note 8, "Debt," and Note 11, "Income Taxes," to the condensed consolidated financial statements included in this Report.
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

LEAR CORPORATION

RESULTS OF OPERATIONS
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three Months Ended				Nine Months Ended
	September 30, 2017		October 1, 2016		September 30, 2017		October 1, 2016
Net sales
Seating	$3,868.9	77.7%	$3,513.3	77.6%	$11,762.0	77.9%	$10,755.7	77.3%
E-Systems	1,112.6	22.3	1,013.1	22.4	3,341.2	22.1	3,158.4	22.7
Net sales	4,981.5	100.0	4,526.4	100.0	15,103.2	100.0	13,914.1	100.0
Cost of sales	4,425.6	88.8	4,012.5	88.6	13,387.0	88.6	12,324.1	88.6
Gross profit	555.9	11.2	513.9	11.4	1,716.2	11.4	1,590.0	11.4
Selling, general and administrative expenses	158.2	3.2	153.6	3.4	471.1	3.1	456.9	3.3
Amortization of intangible assets	12.5	0.3	15.2	0.3	34.1	0.3	41.7	0.3
Interest expense	21.7	0.4	20.6	0.5	63.9	0.4	62.0	0.4
Other (income) expense, net	(21.8)	(0.4)	14.2	0.3	(12.3)	(0.1)	(0.8)	—
Provision for income taxes	77.8	1.6	88.2	2.0	240.2	1.6	287.4	2.1
Equity in net income of affiliates	(7.5)	(0.2)	(12.9)	(0.3)	(41.3)	(0.3)	(49.2)	(0.4)
Net income attributable to noncontrolling interests	19.8	0.4	20.6	0.5	47.6	0.4	46.8	0.3
Net income attributable to Lear	$295.2	5.9%	$214.4	4.7%	$912.9	6.0%	$745.2	5.4%

Three Months Ended September 30, 2017 vs. Three Months Ended October 1, 2016
Net sales in the third quarter of 2017 were $5.0 billion, as compared to $4.5 billion in the third quarter of 2016, an increase of $455 million or 10%. New business, primarily in North America and Europe, the acquisition of Antolin Seating and net foreign exchange rate fluctuations, positively impacted net sales by $376 million, $118 million and $92 million, respectively. These increases were partially offset by lower production volumes on key Lear platforms, primarily in North America, which reduced net sales by $164 million.

(in millions)	Cost of Sales
Third quarter 2016	$4,013
Material cost	304
Labor and other	95
Depreciation	14
Third quarter 2017	$4,426
Cost of sales in the third quarter of 2017 was $4.4 billion, as compared to $4.0 billion in the third quarter of 2016. New business, primarily in North America and Europe, the acquisition of Antolin Seating and net foreign exchange rate fluctuations resulted in an increase in cost of sales of $530 million. These increases were partially offset by lower production volumes on key Lear platforms, primarily in North America, which reduced cost of sales by $142 million.
Gross profit and gross margin were $556 million and 11.2% of net sales in the third quarter of 2017, as compared to $514 million and 11.4% of net sales in the third quarter of 2016. New business, the acquisition of Antolin Seating and net foreign exchange rate fluctuations positively impacted gross profit by $56 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, of $74 million was more than offset by the impact of selling price reductions and lower production volumes on key Lear platforms. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $158 million in the third quarter of 2017, as compared to $154 million in the third quarter of 2016. As a percentage of net sales, selling, general and administrative expenses were 3.2% in the third quarter of 2017, as compared to 3.4% in the third quarter of 2016.
Amortization of intangible assets was $13 million in the third quarter of 2017, as compared to $15 million in the third quarter of 2016.
Interest expense was $22 million in the third quarter of 2017, as compared to $21 million in the third quarter of 2016.

LEAR CORPORATION

Other (income) expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, losses on the extinguishment of debt, gains and losses on the disposal of fixed assets and other miscellaneous income and expense, was ($22) million in the third quarter of 2017, as compared to $14 million in the third quarter of 2016. In the third quarter of 2017, we recognized a gain of approximately $54 million related to the consolidation of an affiliate and a loss of $21 million on the extinguishment of debt.
In the third quarter of 2017, the provision for income taxes was $78 million, representing an effective tax rate of 20.2% on pretax income before equity in net income of affiliates of $385 million. In the third quarter of 2016, the provision for income taxes was $88 million, representing an effective tax rate of 28.4% on pretax income before equity in net income of affiliates of $310 million, for the reasons described below.
In the third quarters of 2017 and 2016, the provision for income taxes was impacted by the level and mix of earnings among tax jurisdictions. In the third quarter of 2017, we recognized net tax benefits of $14 million, of which $8 million related to the redemption of the 2023 Notes and $6 million related to restructuring charges and various other items. In addition, we recognized a gain of approximately $54 million related to the consolidation of an affiliate, for which no tax expense was provided. In the third quarter of 2016, we recognized net tax benefits of $2 million related to restructuring charges and various other items. Excluding these items, the effective tax rate for the third quarters of 2017 and 2016 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $8 million in the third quarter of 2017, as compared to $13 million in the third quarter of 2016.
Net income attributable to Lear was $295 million, or $3.96 per diluted share, in the third quarter of 2017, as compared to $214 million, or $2.98 per diluted share, in the third quarter of 2016. Net income and diluted net income per share increased for the reasons described above. In addition, diluted net income per share was impacted by the decrease in average shares outstanding between periods.

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
Seating
A summary of the financial measures for our seating segment is shown below (dollar amounts in millions):

	Three Months Ended
	September 30, 2017	October 1, 2016
Net sales	$3,868.9	$3,513.3
Segment earnings (1)	298.8	269.5
Margin	7.7%	7.7%
(1) See definition above

LEAR CORPORATION

Seating net sales were $3.9 billion in the third quarter of 2017, as compared to $3.5 billion in the third quarter of 2016, an increase of $356 million or 10%. New business, the acquisition of Antolin Seating and foreign exchange rate fluctuations positively impacted net sales by $314 million, $118 million and $67 million, respectively. These increases were partially offset by the lower production volumes on key Lear platforms, which reduced net sales by $156 million. Segment earnings, including restructuring costs, and the related margin on net sales were $299 million and 7.7% in the third quarter of 2017, as compared to $270 million and 7.7% in the third quarter of 2016. New business positively impacted segment earnings by $34 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, of $63 million was offset by the impact of selling price reductions and lower production volumes on key Lear platforms.
E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Three Months Ended
	September 30, 2017	October 1, 2016
Net sales	$1,112.6	$1,013.1
Segment earnings (1)	155.5	140.3
Margin	14.0%	13.8%
(1) See definition above
E-Systems net sales were $1.1 billion in the third quarter of 2017, as compared to $1.0 billion in the third quarter of 2016, an increase of $100 million or 10%. New business and net foreign exchange rate fluctuations positively impacted net sales by $62 million and $25 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $156 million and 14.0% in the third quarter of 2017, as compared to $140 million and 13.8% in the third quarter of 2016. New business and lower restructuring costs positively impacted segment earnings by $15 million. The impact of improved operating performance of $17 million was offset by the impact of selling price reductions.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three Months Ended
	September 30, 2017	October 1, 2016
Net sales	$—	$—
Segment earnings (1)	(69.1)	(64.7)
Margin	N/A	N/A
(1) See definition above
Segment earnings related to our other category were ($69) million in the third quarter of 2017, as compared to ($65) million in the third quarter of 2016, reflecting higher restructuring and acquisition costs.

Nine Months Ended September 30, 2017 vs. Nine Months Ended October 1, 2016
Net sales for the nine months ended September 30, 2017, were $15.1 billion, as compared to $13.9 billion for the nine months ended October 1, 2016, an increase of $1,189 million or 9%. New business, primarily in Europe, North America and Asia, and the acquisition of Antolin Seating positively impacted net sales by $962 million and $211 million, respectively.

(in millions)	Cost of Sales
First nine months of 2016	$12,324
Material cost	760
Labor and other	269
Depreciation	34
First nine months of 2017	$13,387

LEAR CORPORATION

Cost of sales in the first nine months of 2017 were $13.4 billion, as compared to $12.3 billion in the first nine months of 2016. New business, primarily in Europe, North America and Asia, and the acquisition of Antolin Seating resulted in an increase in cost of sales of $1.0 billion.
Gross profit and gross margin were $1.7 billion and 11.4% of net sales for the nine months ended September 30, 2017, as compared to $1.6 billion and 11.4% of net sales for the nine months ended October 1, 2016. New business and the acquisition of Antolin Seating positively impacted gross profit by $136 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, of $182 million was more than offset by the impact of selling price reductions and net foreign exchange rate fluctuations. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $471 million in the first nine months of 2017, as compared to $457 million in the first nine months of 2016, reflecting higher program development and restructuring costs. As a percentage of net sales, selling, general and administrative expenses were 3.1% in the first nine months of 2017, as compared to 3.3% in the first nine months of 2016.
Amortization of intangible assets was $34 million in the first nine months of 2017, as compared to $42 million in the first nine months of 2016.
Interest expense was $64 million in the first nine months of 2017, as compared to $62 million in the first nine months of 2016.
Other (income) expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, losses on the extinguishment of debt, gains and losses on the disposal of fixed assets and other miscellaneous income and expense, was ($12) million for the nine months ended September 30, 2017, as compared to ($1) million for the nine months ended October 1, 2016. In the first nine months of 2017, we recognized a gain of approximately $54 million related to the consolidation of an affiliate and a loss of $21 million related to the extinguishment of debt. In the nine months ended October 1, 2016, we recognized a gain of approximately $30 million related to the consolidation of an affiliate. Net foreign exchange losses were $5 million in the first nine months of 2017, as compared to $9 million in the first nine months of 2016.
For the nine months ended September 30, 2017, the provision for income taxes was $240 million, representing an effective tax rate of 20.7% on pretax income before equity in net income of affiliates of $1.2 billion. For the nine months ended October 1, 2016, the provision for income taxes was $287 million, representing an effective tax rate of 27.9% on pretax income before equity in net income of affiliates of $1.0 billion, for the reasons described below.
In the first nine months of 2017 and 2016, the provision for income taxes was impacted by the level and mix of earnings among tax jurisdictions. In the first nine months of 2017, we recognized net tax benefits of $68 million, of which $29 million related to the reversal of valuation allowances on the deferred tax assets of certain foreign subsidiaries, $16 million related to a change in the accounting for share-based compensation, $8 million related to the redemption of the 2023 Notes and $15 million related to restructuring charges and various other items. In addition, we recognized a gain of approximately $54 million related to the consolidation of an affiliate, for which no tax expense was provided. In the first nine months of 2016, we recognized net tax benefits of $15 million related to restructuring charges and various other items. In addition, we recognized a gain of approximately $30 million related to the consolidation of an affiliate, for which no tax expense was provided. Excluding these items, the effective tax rate for the first nine months of 2017 and 2016 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $41 million in the first nine months of 2017, as compared to $49 million in the first nine months of 2016.
Net income attributable to Lear was $913 million, or $12.80 per diluted share, for the nine months ended September 30, 2017, as compared to $745 million, or $10.10 per diluted share, for the nine months ended October 1, 2016. Net income and diluted net income per share increased for the reasons described above. In addition, diluted net income per share was impacted by the decrease in average shares outstanding between periods.

LEAR CORPORATION

Seating
A summary of the financial measures for our seating segment is shown below (dollar amounts in millions):

	Nine Months Ended
	September 30, 2017	October 1, 2016
Net sales	$11,762.0	$10,755.7
Segment earnings (1)	941.8	848.8
Margin	8.0%	7.9%
(1) See definition above
Seating net sales were $11.8 billion for the nine months ended September 30, 2017, as compared to $10.8 billion for the nine months ended October 1, 2016, an increase of $1.0 billion or 9%. New business and the acquisition of Antolin Seating positively impacted net sales by $829 million and $211 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $942 million and 8.0% for the nine months ended September 30, 2017, as compared to $849 million and 7.9% for the nine months ended October 1, 2016. New business and the acquisition of Antolin Seating positively impacted segment earnings by $109 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, of $133 million was more than offset by the impact of selling price reductions and net foreign exchange rate fluctuations.
E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Nine Months Ended
	September 30, 2017	October 1, 2016
Net sales	$3,341.2	$3,158.4
Segment earnings (1)	476.7	441.5
Margin	14.3%	14.0%
(1) See definition above
E-Systems net sales were $3.3 billion for the nine months ended September 30, 2017, as compared to $3.2 billion for the nine months ended October 1, 2016, an increase of $183 million or 6%. New business and higher production volumes on key Lear platforms positively impacted net sales by $133 million and $46 million, respectively. Segment earnings, including restructuring costs, and the related margin on net sales were $477 million and 14.3% for the nine months ended September 30, 2017, as compared to $442 million and 14.0% for the nine months ended October 1, 2016. New business and higher production volumes on key Lear platforms positively impacted segment earnings by $33 million. The impact of improved operating performance of $59 million was more than offset by the impact of selling price reductions and net foreign exchange rate fluctuations.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Nine Months Ended
	September 30, 2017	October 1, 2016
Net sales	$—	$—
Segment earnings (1)	(207.5)	(198.9)
Margin	N/A	N/A
(1) See definition above
Segment earnings related to our other category were ($208) million in the first nine months of 2017, as compared to ($199) million in the first nine months of 2016.

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
As of September 30, 2017 and December 31, 2016, cash and cash equivalents of $917 million and $767 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans, without creating additional income tax expense. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information related to potential dividends from our non-U.S. subsidiaries, see "— Adequacy of Liquidity Sources," below and Note 7, "Income Taxes," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Cash Flows
A summary of net cash provided by operating activities is shown below (in millions):

	Nine Months Ended
	September 30, 2017	October 1, 2016	Incremental Increase (Decrease) in Operating Cash Flow
Consolidated net income and depreciation and amortization	$1,274	$1,075	$199
Net change in working capital items:
Accounts receivable	(281)	(440)	159
Inventory	(115)	(87)	(28)
Accounts payable	246	204	42
Accrued liabilities and other	119	327	(208)
Net change in working capital items	(31)	3	(34)
Other	(58)	16	(74)
Net cash provided by operating activities	$1,184	$1,094	$90
In the first nine months of 2017, increases in accounts receivable, inventories and accounts payable primarily reflect higher working capital to support the increase in our sales. In the first nine months of 2017, changes in accrued liabilities and other primarily reflect the timing of payment of accrued liabilities.
Net cash used in investing activities was $700 million in the first nine months of 2017, as compared to $249 million in the first nine months of 2016. This increase is primarily due to cash paid of $287 million related to the acquisition of Antolin Seating. In addition, capital spending was $430 million in the first nine months of 2017, as compared to $300 million in the first nine months of 2016. Capital spending in 2017 is estimated at $585 million.
Net cash used in financing activities was $546 million in the first nine months of 2017, as compared to $699 million in the first nine months of 2016. In the first nine months of 2017, we received net proceeds of $745 million related to the issuance of the 2027 Notes, paid $517 million related to the redemption of the outstanding 2023 Notes and paid a net of $203 million related to the refinancing of the Credit Agreement (see "— Credit Agreement" and "— Senior Notes" below). Also in 2017, we paid $332 million for repurchases of our common stock, $104 million of dividends to Lear stockholders and $43 million of dividends to noncontrolling interest holders. In 2016, we paid $558 million for repurchases of our common stock, $68 million of dividends to Lear stockholders and $15 million of dividends to noncontrolling interest holders.
Capitalization
From time to time, we utilize uncommitted credit facilities to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries, in addition to cash provided by operating activities. As of September 30, 2017 and December 31, 2016, our outstanding short-term debt balance was $2 million and $9 million, respectively. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors.

LEAR CORPORATION

Senior Notes
As of September 30, 2017, our senior notes (collectively, the "Notes") consist of the amounts shown below (in millions, except stated coupon rates):

Note	Aggregate Principal Amount at Maturity	Stated Coupon Rate
Senior unsecured notes due 2024 (the "2024 Notes")	$325	5.375%
Senior unsecured notes due 2025 (the "2025 Notes")	650	5.25%
Senior unsecured notes due 2027	750	3.8%
	$1,725
In August 2017, we issued the 2027 Notes, resulting in proceeds of $745 million, after original issue discount. The proceeds from the offering were used to redeem the outstanding 2023 Notes at a redemption price of $517 million, as well as to refinance a portion of the $500 million prior term loan facility (see "— Credit Agreement," below). In connection with the redemption transaction, we recognized a loss of $21 million on the extinguishment of debt.
The Notes are senior unsecured obligations. As discussed further in "— Credit Agreement" below, upon termination of our prior credit agreement, the subsidiaries that previously guaranteed the 2024 Notes and 2025 Notes were automatically released as guarantors. There are currently no guarantors of our obligations under the Notes.
For further information related to the Notes, including information on early redemption, covenants and events of default, see Note 8, "Debt," to the condensed consolidated financial statements included in this Report and Note 6, "Debt," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Credit Agreement
In August 2017, we entered into a new Credit Agreement consisting of a $1.75 billion Revolving Credit Facility and a $250 Term Loan Facility, both of which mature on August 8, 2022. In connection with this transaction, we borrowed $250 million under the Term Loan Facility. At the same time, we terminated our previously existing credit agreement, which consisted of a $1.25 billion revolving credit facility and a $500 million term loan facility, and repaid amounts outstanding under the term loan facility of $453 million. Together with the offering of the 2027 Notes, these transactions extended our maturity profile and increased our borrowing capacity.
The Credit Agreement eliminated subsidiary guarantees previously required under the prior credit agreement. There are currently no guarantors of our obligations under the Credit Agreement.
For further information related to the Credit Agreement, including information on pricing, covenants and events of default, see Note 8, "Debt," to the condensed consolidated financial statements included in this Report.
Scheduled Interest Payment and Covenants
There are no scheduled cash interest payments for the remaining three months of 2017.
As of September 30, 2017, we were in compliance with all covenants under the Credit Agreement and the indentures governing the Notes.

LEAR CORPORATION

Contractual Obligations
As a result of the financing transactions discussed in "Credit Agreement" and "Senior Notes" above, our scheduled maturities of long-term debt, including capital lease obligations, and scheduled interest payments on the Notes as of September 30, 2017, are shown below (in millions):

	2017(1)	2018	2019	2020	2021	Thereafter	Total
Senior notes	$—	$—	$—	$—	$—	$1,725	$1,725
Credit agreement — term loan facility	2	6	8	14	14	206	250
Scheduled interest payments	—	80	80	80	80	335	655
Total	$2	$86	$88	$94	$94	$2,266	$2,630
(1) Scheduled maturities for the fourth quarter of 2017
Accounts Receivable Factoring
One of our European subsidiaries has an uncommitted factoring agreement, which provides for aggregate purchases of specified customer accounts of up to €200 million. As of September 30, 2017, there were no factored receivables outstanding. We cannot provide any assurances that this factoring facility will be available or utilized in the future.
Common Stock Share Repurchase Program
In February 2017, our Board of Directors authorized a $659 million increase to our existing common stock share repurchase program to provide for a remaining aggregate repurchase authorization of $1 billion and extended the term of the program to December 31, 2019. In the first nine months of 2017, we paid, in aggregate, $332 million for repurchases of our outstanding common stock (2,320,469 shares at an average purchase price of $143.14 per share, excluding commissions). As of the end of the third quarter of 2017, we have a remaining repurchase authorization of $668 million.
We may implement these share repurchases through a variety of methods, including, but not limited to, open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which we will repurchase our outstanding common stock and the timing of such repurchases will depend upon our financial condition, prevailing market conditions, alternative uses of capital and other factors (see "—Forward-Looking Statements").
Since the first quarter of 2011, our Board of Directors has authorized $4.1 billion in share repurchases under our common stock share repurchase program. As of the end of the third quarter of 2017, we have paid, in aggregate, $3.4 billion for repurchases of our outstanding common stock, at an average price of $78.18 per share, excluding commissions and related fees.
For further information related to our common stock share repurchase program, see Note 13, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report.
Dividends
The quarterly cash dividend declared in each of the first three quarters of 2017 reflects a 67% increase over the quarterly cash dividend declared in each of the first three quarters of 2016. A summary of 2017 dividends is shown below:

Payment Date	Dividend Per Share	Declaration Date	Record Date
March 23, 2017	$0.50	February 10, 2017	March 3, 2017
June 28, 2017	$0.50	May 18, 2017	June 9, 2017
September 19, 2017	$0.50	August 9, 2017	August 31, 2017
We currently expect to pay quarterly cash dividends in the future, although such payments are at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors that our Board of Directors may consider at its discretion.
Adequacy of Liquidity Sources
As of September 30, 2017, we had approximately $1.3 billion of cash and cash equivalents on hand and $1.75 billion in available borrowing capacity under our Revolving Credit Facility. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs to satisfy ordinary course business obligations, as well as pay quarterly dividends and repurchase shares of our common stock, pursuant to our authorized common stock share repurchase

LEAR CORPORATION

program (see "— Common Stock Share Repurchase Program," above). Our future financial results and our ability to continue to meet our liquidity needs are subject to, and will be affected by, cash flows from operations, including the impact of restructuring activities, automotive industry conditions, the financial condition of our customers and suppliers and other related factors. Additionally, an economic downturn or reduction in production levels could negatively impact our financial condition. For further discussion of the risks and uncertainties affecting our cash flows from operations and our overall liquidity, see "— Executive Overview" above, "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
A summary of the notional amount and estimated aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

	September 30, 2017	December 31, 2016
Notional amount (contract maturities < 24 months)	$2,308	$1,956
Fair value	21	(54)
Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Thai baht, the Chinese renminbi, the Brazilian real, the Japanese yen and the Canadian dollar. We have performed a sensitivity analysis of our net transactional exposure, as shown below (in millions):

		Potential Earnings Benefit (Adverse Earnings Impact)
	Hypothetical Strengthening % (1)	September 30, 2017	December 31, 2016
U.S. dollar	10%	$(19)	$(19)
Euro	10%	22	16
(1) Relative to all other currencies to which it is exposed for a twelve-month period
We have performed a sensitivity analysis related to the aggregate fair value of our outstanding foreign exchange contracts, as shown below (in millions):

		Estimated Change in Fair Value
	Hypothetical Change % (2)	September 30, 2017	December 31, 2016
U.S. dollar	10%	$34	$50
Euro	10%	69	35
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
We have commodity price risk with respect to purchases of certain raw materials, including steel, copper, diesel fuel, chemicals, resins and leather. Our main cost exposures relate to steel, copper and leather. The majority of the steel used in our products is comprised of fabricated components that are integrated into a seat system, such as seat frames, recliner mechanisms, seat tracks and other mechanical components. Therefore, our exposure to changes in steel prices is primarily indirect, through these purchased components. Approximately 89% of our copper purchases and a significant portion of our leather purchases are subject to price index agreements with our customers.
For further information related to the financial instruments described above, see Note 16, "Financial Instruments," to the condensed consolidated financial statements included in this Report.

OTHER MATTERS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of September 30, 2017, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $9 million. In addition, as of September 30, 2017, we had recorded reserves for product liability claims and environmental matters of $49 million and $9 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2016. For a more complete description of our outstanding material legal proceedings, see Note 14, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.
Significant Accounting Policies and Critical Accounting Estimates
Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates," and Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in our significant accounting policies or critical accounting estimates during the third quarter of 2017.
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

(b)	Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In April 2017, the Company completed the acquisition of Grupo Antolin's automotive seating business ("Antolin Seating") and is currently integrating Antolin Seating into its operations, compliance programs and internal control processes. As permitted by SEC rules and regulations, the Company has excluded Antolin Seating from management's evaluation of internal controls over financial reporting as of September 30, 2017. Antolin Seating constituted approximately 4% of the Company's total assets as of September 30, 2017, and approximately 2% of the Company's net sales in the three months ended September 30, 2017.

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

LEAR CORPORATION

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As discussed in Part I — Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capitalization — Common Stock Share Repurchase Program," and Note 13, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report, we have a remaining repurchase authorization of $667.8 million under our ongoing common stock share repurchase program. A summary of the shares of our common stock repurchased during the quarter ended September 30, 2017, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
July 2, 2017 through July 29, 2017	—	$—	—	$745.7
July 30, 2017 through August 26, 2017	276,345	$144.85	276,345	705.7
August 27, 2017 through September 30, 2017	251,057	$150.52	251,057	667.8
Total	527,402	$147.55	527,402	$667.8

ITEM 6 — EXHIBITS

The exhibits listed on the "Index to Exhibits" on the following page are filed with this Form 10-Q or incorporated by reference as set forth below.

LEAR CORPORATION

Index to Exhibits

	Exhibit Number	Exhibit
	1.1
Underwriting Agreement, dated August 14, 2017, among Lear Corporation and Barclays Capital Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company Current Report on Form 8-K dated August 17, 2017).

	4.1
Indenture, dated August 17, 2017, between Lear Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company Current Report on Form 8-K dated August 17, 2017).

	4.2
First Supplemental Indenture, dated August 17, 2017, between Lear Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company Current Report on Form 8-K dated August 17, 2017).

	10.1
Credit Agreement, dated August 8, 2017, among Lear Corporation, the foreign subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, HSBC Securities (USA) Inc., as syndication agent, Barclays Bank PLC, Citibank N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K dated August 8, 2017).

*	10.2	Statement on Confidential Information, effective as of August 9, 2017.
*	10.3	First Amendment to the Lear Corporation Outside Directors Compensation Plan, dated September 13, 2017.
*	10.4	Form of Cash Retainer Deferral Election under Outside Directors Compensation Plan, effective as of September 13, 2017.
*	10.5	Form of Stock Grant Deferral under Outside Directors Compensation Plan, effective as of September 13, 2017.
*	10.6	Anti-Hedging and Anti-Pledging Policy, amended and restated as of September 13, 2017.
*	31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
*	31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
*	32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	101.INS	XBRL Instance Document.
**	101.SCH	XBRL Taxonomy Extension Schema Document.
**	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
**	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
**	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
**	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	Submitted electronically with the Report.

LEAR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated:	October 25, 2017	By:	/s/ Matthew J. Simoncini
Matthew J. Simoncini
President and Chief Executive Officer

		By:	/s/ Jeffrey H. Vanneste
Jeffrey H. Vanneste
Senior Vice President and Chief Financial Officer