Form 10-K
period 2017-12-31
LEAR CORP
filed 2018-02-06
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 1, 2017, the aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant was $9,648,744,720. The closing price of the common stock on July 1, 2017, as reported on the New York Stock Exchange, was $142.08 per share.
As of February 2, 2018, the number of shares outstanding of the registrant’s common stock was 66,920,130 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Stockholders to be held in May 2018, as described in the Cross Reference Sheet and Table of Contents included herewith, are incorporated by reference into Part III of this Report.

LEAR CORPORATION AND SUBSIDIARIES
CROSS REFERENCE SHEET AND TABLE OF CONTENTS

________________________

(1)
Certain information is incorporated by reference, as indicated below, to the registrant’s Notice of Annual Meeting of Stockholders and Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Stockholders to be held in May 2018 (the "Proxy Statement").

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

BUSINESS OF THE COMPANY
General
Lear Corporation is a leading Tier 1 supplier to the global automotive industry. We supply seating, electrical distribution systems and electronic modules, as well as related sub-systems, components and software, to all of the worlds's major automotive manufacturers. We have 257 manufacturing, engineering and administrative locations in 39 countries and are continuing to grow our business in all automotive producing regions of the world, both organically and through complementary acquisitions. Our manufacturing footprint reflects more than 151 facilities in 22 low cost countries.
We use our product, design and technological expertise, global reach and competitive manufacturing footprint to achieve the following financial goals and objectives with the aim to maximize stockholder value:

•	Continue to deliver profitable growth, balancing risks and returns;

•	Maintain a strong balance sheet with investment grade credit metrics; and

•	Consistently return excess cash to our stockholders.
Our business is organized under two reporting segments: Seating and E-Systems. Each of these segments has a varied product and technology range across a number of component categories:

•
Seating — Our Seating segment consists of the design, development, engineering, just-in-time assembly and delivery of complete seat systems, as well as the design, development, engineering and manufacture of all major seat components, including seat covers and surface materials such as leather and fabric, seat structures and mechanisms, seat foam and headrests. Further, we have capabilities in active sensing and comfort for seats, utilizing electronically controlled sensor and adjustment systems and internally developed algorithms. We also offer seat heating and cooling capabilities through technology partnerships and design-integrated supplier solutions.

E-Systems — Our E-Systems segment consists of the design, development, engineering and manufacture of complete electrical distribution systems that route electrical signals and manage electrical power within the vehicle for traditional vehicle architectures, as well as high power and hybrid electric systems. Key components in the electrical distribution system include wire harnesses, terminals and connectors and junction boxes, including components and systems for high power battery electric vehicle and hybrid electric vehicle power management and distribution systems. We also design, develop, engineer and manufacture sophisticated electronic control modules that facilitate signal, data and power management within the vehicle, as well as associated software. We have electronic hardware and software capabilities in wireless communication and cybersecurity that securely process various signals to, from and within the vehicle, as well as capabilities to provide roadside modules that communicate real-time traffic information to vehicles in the area.
We serve the worldwide automotive and light truck market in both our Seating and E-Systems segments. We have automotive content on more than 400 vehicle nameplates worldwide and serve all of the world’s major automotive manufacturers across our businesses and various component categories in both our Seating and E-Systems segments. It is common to have both seating and electrical content on the same and multiple vehicle platforms with a single customer. In addition, our electrical components are increasingly integrated into our complete seat systems, as the new technologies, functions and features that we are developing in our Seating business are often enabled by electronic sensors, software and controls. We are the only global automotive supplier with significant capabilities in electronics, software and seating. Our businesses benefit globally from leveraging common operating standards and disciplines, including world-class product development and manufacturing processes, as well as common customer support and regional infrastructures. Our core capabilities are shared across component categories and include high-precision manufacturing and assembly with short lead times, management of complex supply chains, global engineering and program management skills, the agility to establish and/or move facilities quickly and a unique customer-focused culture. Our businesses utilize proprietary, industry-specific processes and standards, leverage common low-cost engineering centers and share centralized operating support functions, such as logistics, supply chain management, quality and health and safety, as well as all major administrative functions.
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
In May 1999, we acquired UT Automotive, Inc. ("UT Automotive") from United Technologies Corporation. UT Automotive was a leading supplier of automotive electrical distribution systems. The acquisition of UT Automotive represented our entry into automotive electrical and electronic systems and was the basis for our current E-Systems segment.
We have subsequently augmented our internal growth plans with selective acquisitions to expand our component capabilities and global footprint, as well as expand our technology portfolio:

•	In May 2012, we acquired Guilford Mills, a leading supplier of automotive seat and interior fabric, from Cerberus Capital Management, L.P., for approximately $243 million.

•
In January 2015, we acquired Everett Smith Group, Ltd., the parent company of Eagle Ottawa, LLC ("Eagle Ottawa"), the world's leading provider of leather for the automotive industry, for approximately $844 million.

•	In August 2015, we acquired intellectual property and technology from Autonet Mobile, a developer of wireless communication software and devices for automotive applications.

•
In November 2015, we completed the acquisition of Arada Systems Inc., an automotive technology company that specializes in vehicle-to-vehicle ("V2V") and vehicle-to-infrastructure ("V2I" and together with V2V, "V2X") communications.

•
In December 2016, we acquired AccuMED Holdings Corp. ("AccuMED"), a privately-held developer and manufacturer of specialty fabrics, for approximately $149 million. AccuMED provides innovative fabric processing technology that will benefit our automotive fabric operations and adds scale to our existing non-automotive fabric products.

•
In April 2017, we acquired Grupo Antolin's automotive seating business ("Antolin Seating") for approximately $292 million. Antolin Seating is headquartered in France with operations in five countries in Europe and North Africa. The Antolin Seating business is comprised of just-in-time seat assembly, as well as seat structures, mechanisms and seat covers. Antolin Seating has modern facilities and a reputation for lean manufacturing, superior quality and innovation, including high-functionality and light-weight seat designs.

•
In January 2018, we acquired Israel-based EXO Technologies, a leading developer of differentiated GPS technology providing high-accuracy positioning solutions for autonomous and connected vehicle applications.

Industry and Strategy
We supply all vehicle segments of the automotive light vehicle original equipment market in every major automotive producing region in the world. Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle. Global automotive industry production volumes improved 5% in 2016 from the prior year and another 2% in 2017 to a record 93.3 million units.
Details on light vehicle production in certain key regions for 2017 and 2016 are provided below. Our actual results are impacted by the specific mix of products within each market, as well as other factors described in Item 1A, "Risk Factors."

(In thousands of units)	2017 (1)	2016 (1, 2)	% Change
North America	17,128.4	17,836.7	(4)%
Europe and Africa	22,947.0	22,311.5	3%
Asia	48,233.3	47,054.4	3%
South America	3,115.2	2,567.8	21%
Other	1,913.0	1,582.1	21%
Total	93,336.9	91,352.5	2%

(1)	Production data based on IHS Automotive.

(2)	Production data for 2016 has been updated to reflect actual production levels.
Details on light vehicle production in certain emerging markets for 2017 and 2016 are provided below.

(In thousands of units)	2017 (1)	2016 (1, 2)	% Change
China	26,289.2	25,712.1	2%
India	4,419.8	4,140.2	7%
Brazil	2,635.1	2,091.9	26%
Russia	1,444.0	1,218.8	18%

(1)	Production data based on IHS Automotive.

(2)	Production data for 2016 has been updated to reflect actual production levels.
Details on our sales in certain key regions for 2017 and 2016 are provided below.

(In millions)	2017	2016	% Change
North America	$7,788.1	$7,523.6	4%
Europe and Africa	8,136.5	7,051.8	15%
Asia	3,794.9	3,444.6	10%
South America	747.5	537.6	39%
Total	$20,467.0	$18,557.6	10%

China (consolidated)	$2,519.3	$2,277.6	11%
China (non-consolidated)	1,500.1	1,598.6	(6)%
A growing trend toward crossover and sport utility vehicles has benefited our business, as our content on such vehicles can be significantly higher than average, particularly in our Seating segment. Crossover and sport utility vehicle production has grown to approximately 33% of total vehicle production in 2017, up from 18% of total vehicle production five years ago. China has been a major driver of this trend, where crossover and sport utility vehicle production now comprises approximately 39% of total vehicle production, up from 12% of total vehicle production five years ago.
Key trends that specifically affect our business include automotive manufacturers’ utilization of global vehicle platforms, increasing demand for luxury and performance features, including increasing levels of electrical and electronic content, and China’s emergence as the single largest major automotive market in the world with above average long-term growth expectations.
Our strategy is built on addressing these trends and the major imperatives for success as an automotive supplier: quality, cost and efficiency and innovation and technology. We have expanded key component and software capabilities through organic investment and acquisitions to ensure a full complement of the best solutions for our customers. We have restructured, and continue to align, our manufacturing and engineering footprint to attain a leading competitive cost position globally. We have established or expanded activities in new and growing markets, especially China, in support of our customers’ growth and global platform initiatives. These initiatives have helped us achieve our financial goals overall, as well as a more balanced regional, customer and vehicle segment diversification in our business.
In addition, we believe that the trends of efficiency, connectivity and safety are rapidly evolving and advancing into the following technology trends that are likely to be at the forefront of our industry for the foreseeable future with each converging long-term toward fully autonomous, connected, electric or hybrid electric vehicles:

•
Electrification - Demand for more energy efficient vehicles is increasing, both from customers to meet stricter fuel economy and emissions standards and from a growing segment of consumers to reduce the environmental impact of automobiles. This requires further use of electronically controlled and assisted powertrains and related components to improve fuel efficiency and the adoption of alternative energy powertrains, such as 48-volt mild hybrid, full hybrid, hybrid electric and high power battery electric, that facilitate electrification of the vehicle, as well as the use of lighter weight materials throughout the vehicle.

•
Connectivity - Customer and consumer demands for constant communication and information exchange with the vehicle continue to increase. What began with consumer demand to extend and integrate mobile connectivity into the vehicle by connecting mobile devices with vehicle infotainment systems is evolving such that the vehicle itself will have an embedded, direct line of wireless communication connecting the vehicle with various networks (e.g., cellular, infrastructure, satellite, etc.) and other vehicles. We expect these trends to continue, making the vehicle a constantly connected device, receiving and transmitting data through a variety of signals, which communicate directly with on-board vehicle systems.

•
Autonomy/Advanced Driver Assistance - Customer and consumer demands are evolving from safety features and systems that protect vehicle occupants when a crash occurs to advanced driver assistance systems (ADAS) that help prevent crashes by assisting in the vehicle’s operation under certain conditions. The development of automated intervention uses many of the same core technologies that will enable vehicles to drive autonomously under an increasing variety of driving conditions.

These trends are becoming widely accepted and are also attracting new, non-traditional participants in the automotive industry that are leveraging technology, vehicle electrification and consumer relationships to exploit growth opportunities in the industry. Regulation is also a major influence on these trends, as government mandates (e.g., for vehicles to meet minimum fuel economy and emissions standards or be equipped with certain safety-related components) are driving vehicle design and technology plans.
We are well positioned for growth by capitalizing on these trends as we supply high value systems and components that drive critical functionality and core elements of the vehicle’s electrical architecture and design. The systems and components that we design, develop and manufacture facilitate and support more fuel efficient or fully electrically-powered alternative powertrains, facilitate connectivity of various vehicle systems, and impact a vehicle’s safety, crashworthiness and readiness for autonomous driving systems. Many of our systems and components also directly impact the consumer, providing us with the opportunity to offer our automotive customers technology, solutions and designs that will differentiate their vehicles in the consumer marketplace.
We are well positioned to directly participate in the connectivity trend as we design, develop and supply systems, components and software that connect the various electrical and electronic systems within the vehicle into integrated on-board power and data communication networks. We further have the technology and expertise to wirelessly and securely connect these on-board vehicle networks and systems with external networks over various standards and protocols. This expertise allows us to offer our automotive customers electronic modules, such as connected gateway modules, that offer functionality such as over-the-air software updates or cellular communication of vehicle performance data to the automotive manufacturers, their dealers or the vehicle owners. Our expertise in V2X technology allows us to provide in-vehicle and roadside modules and software that facilitate direct, high speed communication between vehicles and road infrastructure. Importantly, we have expertise in cybersecurity, including architectures, designs and techniques that promote highly secure transmission of data to, from and within the vehicle, as well as road infrastructure.
Furthermore, a seat is an active part of the vehicle safety system. As a result of our innovative product design and technology capabilities, we are able to provide seats with enhanced safety features, such as the active head restraint and seat structures that withstand collision impact well in excess of what is demanded by regulatory agencies. We have developed products and materials to reduce cost and enhance seat design and packaging flexibility, including our mini recliners and micro adjust tracks. Another way in which we are well positioned to benefit from this trend-related growth is our belief that the seat system will become increasingly more sophisticated, dynamic and connected to both the occupants and the vehicle. The seat is the logical focal point for monitoring the driver and passenger and for facilitating feedback between the vehicle and the occupants. Our capabilities in V2X communications and applications position us to provide high speed communication between vehicles, even in extreme weather conditions, potentially reducing crashes through real-time advisories alerting drivers to imminent hazards in the roadway ahead, including other vehicles on a potential path for collision.
Continued growth in more fuel efficient, complex and electronically controlled powertrains is helping to drive content growth in the vehicle's electrical distribution system. The emergence and continued development of alternative energy powertrains, including electric, hybrid electric, 48-volt mild hybrid and other technologies, is driving growth in high power electric systems and components. Hybrid and electric vehicles incorporate both high power and low power components. As a result, they offer a significant incremental content opportunity for us of up to $2,000 per vehicle for full electric vehicle architectures. These trends all support continued growth in electrical and electronic content on the vehicle, as well as associated software. This content growth will require far more complex vehicle electrical architectures. Our significant experience designing and manufacturing highly integrated and standardized architectures that optimize size, performance and quality leaves us well positioned to take advantage of the growth in electrical content and the increasingly complex architectures.
We believe that the convergence of these technology trends and eventual wide-spread adoption of autonomous vehicles will benefit both our Seating and E-Systems segments. We believe that autonomous vehicles will have seat designs and requirements that are far more flexible and demanding in both autonomous and piloted driving states. Further, more active monitoring of the driver and the driver’s position and physical state will be required to manage the transitions between autonomous and piloted driving conditions. A demand for mobility services and on-demand transportation from providers such as Uber or Lyft is helping to drive interest and growth in these technology trends, particularly fully autonomous vehicles. The increasing prevalence of mobility services will potentially create a new segment of autonomous vehicle fleet customers with unique vehicle technology and design needs, including more flexible, durable and connected seating solutions for a wide range of passengers. Not only will autonomous vehicles need to be fully connected and networked to maximize their safety and efficiency, their power consumption will be significantly higher to support the array of sensors and processing power required to operate such vehicles.
Seating Segment
Lear is a recognized global leader in complete automotive seat systems and key individual seat components. The Seating segment consists of the design, development, engineering, just-in-time assembly and delivery of complete seat systems, as well as the design, development, engineering and manufacture of all major seat components, including seat covers and surface materials such as leather and fabric, seat structures and mechanisms, seat foam and headrests, as well as seating-related electrical and electronics (including software products). We believe that we have the most complete set of component offerings of any automotive seating supplier and are a market leader in every automotive producing market in the world. Further, we have expertise and are building capabilities in seat comfort technologies, including heating and cooling through technology partnerships and design-integrated supplier solutions. Overall, our global manufacturing and engineering expertise, low-cost footprint, complete component capabilities, quality leadership and strong customer relationships provide us with a solid platform for future growth in this segment.
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
We have also expanded our seat cover operations, including precision cutting, assembly, sewing and lamination of seat fabric, in low-cost markets, entered the fabric business (largely through our acquisition of Guilford Mills) and added industry-leading leather design, development and manufacturing capabilities (through our acquisition of Eagle Ottawa). On a global basis, we can provide a full range of seat cover capabilities and design solutions, including the use of unique leather and fabric applications. We believe that the combination of these capabilities in seating surface materials leads the industry.
Craftsmanship and Design (Crafted by LearTM)
We believe that our broad portfolio of capabilities, including advanced design and material integration skills, is a differentiating competitive advantage for us. The breadth of our portfolio and depth of our design expertise allow us to have early involvement in the automotive manufacturer’s design process and the opportunity to better integrate all seating components to provide differentiated design comfort, quality and overall value for the end consumer. We are leveraging our unique position to be an industry leader in differentiated design through our Center for Craftsmanship. This is a dedicated studio for customer interface where designers and engineers work collaboratively to create innovative solutions early in the design process. We have also developed a proprietary craftsmanship process called Harmonic Precision that synthesizes all of our component expertise and technologies with our customers’ design visions to create an objective analysis of the impact that the final design and execution will have in the marketplace. The team of experts at the Center for Craftsmanship has developed a portfolio of product technologies that deliver differentiated design, craftsmanship, comfort and sustainable products, including IMPACT by LearTM, a selection of premium textiles and leathers that include both sustainable materials and processes such as natural fibers, fibers made from certified recycled stock, olive tanned leathers and 100% water-based leather finishing to reduce our impact on the environment.  ComforCoreTM, a knit product that provides superior comfort profiles while reducing the use of petroleum-derived foam products, and Contour ConnectTM enable the strong design lines and thinner seating profiles our customers are designing into the automotive interiors of the future.  We believe that our unmatched component capabilities, design know-how, global manufacturing presence and our Crafted by LearTM portfolio of enabling and sustainable technologies uniquely position us to bring innovative designs into production with the highest level of craftsmanship.
Intelligent Seating (INTUTM Seating)
The seat is emerging as an integral device facilitating the direct connection between drivers and passengers and the vehicle. This direct connection will increasingly support the functionality of connected and autonomous vehicles. We believe that we are the only seating supplier with both global capabilities in all major seat components and global electronics development (including software), manufacturing and integration. We believe that the seat will increasingly integrate electronics, not only for motorized control, but for dynamic sensing and response. We have developed active sensing and comfort seat capabilities, utilizing electronically controlled sensor and adjustment systems and internally developed algorithms. These seat designs automatically and constantly adjust the seat's cushioning and support based on the occupant’s position and ideal alignment for health and wellness. We are also developing technologies that will monitor certain bio-metric readings through seat sensors with a high level of accuracy and reliability. We believe that intelligent and dynamic seating solutions, which we call INTUTM Seating, will provide future benefits as consumers and automotive manufacturers demand seats that can sense key attributes of a driver and passenger and communicate these attributes within the vehicle network, as well as to external networks. Our seats will intuitively anticipate and dynamically adjust to the occupant's needs and preferences related to posture, health and wellness, comfort and safety. We believe that the seat will increasingly become a more dynamic and integrated system that will actively react to both the driver and driving conditions, particularly with the advent of autonomous vehicles. Such trends will promote increased levels of electrical and electronic integration into the seat, accelerating the convergence of our Seating and E-Systems businesses.
Adaptive Seating Architecture (Drop & GoTM)
Our Drop & GoTM adaptive seating solution provides enhanced flexibility and cargo management for crossovers, SUVs and passenger vans, while delivering seat electrification. Drop & GoTM is well-suited for ever-changing consumer lifestyles, including the increasing use of on-demand transportation from providers such as Uber and Lyft. Enabled by advanced interface modules integrated into the seat structure and full-length floor-mounted tracks, Drop & GoTM allows virtually limitless configurations of seats including full removal.  Drop & GoTM also allows optional functionality, such as storage and transport of equipment for sports and other activities, executive seating and special application seating.
Manufacturing
Our seat assembly facilities use lean manufacturing techniques, and our finished products are delivered to the automotive manufacturers on a just-in-time basis, matching our customers’ exact build specifications for a particular day, shift and sequence thereby reducing inventories to optimum levels. These facilities are typically located adjacent to or near our customers’ manufacturing and assembly sites. Increasingly, we are utilizing component and sub-assembly designs that allow us to drive higher efficiencies in our seat assembly facilities and further integrate certain assembly activities with our core component manufacturing operations. Our seat components, including recliner mechanisms, seat tracks and seat trim covers, leather and fabric are manufactured in batches, typically utilizing facilities in low-cost regions.
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

(In millions)	2017	2016	2015
Revenues from external customers	$15,873.0	$14,356.7	$14,098.5
Segment earnings (1)	1,250.8	1,136.0	907.0
Depreciation and amortization	289.5	258.1	239.3
Capital expenditures	398.3	341.6	317.2
Total assets	7,303.4	6,199.2	5,780.7

(1)
As discussed in Note 2, "Summary of Significant Accounting Policies — Segment Reporting," segment earnings represents pretax income before equity in net income of affiliates, interest expense and other expense.

Competition
Based on independent market studies and management estimates, we believe that we hold the #2 position in seat systems assembly globally on the basis of revenue with strong positions in all major markets. We estimate the global seat systems market at more than $65 billion in 2017. We are a leading supplier of various components produced for complete seat systems.
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
We also are investing in seat heating and cooling capabilities and technologies. We have added expertise in this area internally and through a strategic partnership for thermoelectric seat heating and cooling technology. The addition of seat heating and cooling to our existing capabilities and technologies in seat fabric, premium leather and seat cover sewing, as well as seat foam and seat structures, allows us to offer unique seat designs and the most complete range of seat features.
We have developed products and materials to improve comfort and ease of adjustment, promote customization and styling flexibility, increase durability and reliability, enhance safety, expand the usage of environmentally friendly materials and reduce cost and weight. ProActive™ Seating uses proprietary MySeat by Lear™ technology powered by our TheraMetric™ analytical process. This process is derived from our research to provide a driver with a seating position that promotes better posture and cumulative wellness benefits. ProActive™ Seating has been endorsed by the American Chiropractic Association, International Chiropractors Association, World Federation of Chiropractic and Loomis Institute of Enzyme Nutrition. Our Lear Crafted Comfort Connect™ and Advanced Comfort Systems™ are adjustable cushions, seat backs and side bolsters which support correct posture and provide improved comfort and appearance. Our Guilford TeXstyle™ fabrics provide customizable fabric engineered to improve the vehicle experience and durability, and our TeXstyle™ Enhance offerings provide a range of secondary embellishment technologies to enhance standard fabrics, enabling unique design within an array of fabric choices. Our proprietary, anti-soiling performance leather finishing technology, Ansolé™, improves durability and protects against fading. Our head restraints provide improved comfort and safety with adjustability. Our high speed smart fold technology is a regulated high speed folding adjustment mechanism that delivers premium convenience while maintaining leading safety and comfort benefits. Our mini recliners and micro adjust tracks are seat mechanisms, which provide precision movement and facilitate interior packaging space flexibility. Our Dynamic Environmental Comfort Systems™ utilize environmentally friendly materials and offer weight reductions of 30% - 40%, as compared to current foam seat designs. Our SoyFoam™ seats, which are used by multiple global customers, are up to 24% renewable, as compared to non-renewable, petroleum-based foam seats.
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
Electrical Distribution Systems
Electrical distribution systems route electrical signals and manage electrical power within the vehicle for traditional vehicle architectures, as well as high power and hybrid electric systems. Key components in the electrical distribution system include wire harnesses, terminals and connectors and junction boxes, including components for high power and hybrid electric systems.
Wire harness assemblies are a collection of wiring and terminals and connectors that link all of the various electrical and electronic devices within the vehicle to each other and/or to a power source. Wire harness assemblies are a collection of individual circuits fabricated from raw and insulated wire, which is automatically cut to length and terminated during the manufacturing process. Individual circuits are assembled together on a jig or table, inserted into connectors and wrapped or taped to form wire harness assemblies. The assembly process is labor intensive, and as a result, production is generally performed in low-cost labor sites in Mexico, Honduras, Brazil, Eastern Europe, Africa, China, the Philippines and Thailand.
Terminals and connectors include conductive metal components and connector housings that join wire harness assemblies together at their respective end points or connect devices to wire harness assemblies. Terminals and connectors can vary significantly in size and complexity depending on the amount of power or data being transferred and the number of connections being made at any particular point in the electrical distribution system. Terminals and connectors are currently manufactured in Germany, Eastern Europe, China and the United States.
Junction boxes are centrally located modules within the vehicle that contain fuses and/or relays for circuit and device protection and serve as a connection point for multiple wire harnesses. Junction boxes are manufactured in Mexico, Europe, Northern Africa, China and the Philippines with a proprietary, capital-intensive assembly process using printed circuit boards, a portion of which are purchased from third-party suppliers. Certain materials, particularly certain specialized electronic components, are available from a limited number of suppliers. Proprietary features have been developed to improve the function of these junction boxes in harsh environments, including extreme temperatures and humidity.
Advanced Efficiency Systems
Our advanced efficiency systems group is dedicated to the development of high power and hybrid electric systems and components, including wiring, terminals and connectors and power electronics. We have products and technologies that enable the varying degrees of powertrain electrification being employed by automotive manufacturers today from 48-volt mild hybrid vehicles to full electric vehicles. Our products include on-board conductive and inductive charging systems, inverters and converters, charge cord sets, high voltage electrical distribution systems and battery monitoring technology. Our global center for Advanced Efficiency Systems and high power applications is in Southfield, Michigan with full development capabilities also located in Valls, Spain. We are supplying, or will supply, high voltage components and systems for hybrid and electric vehicles produced by BMW, Daimler, Fiat Chrysler, General Motors, Jaguar Land Rover, Renault-Nissan, Volkswagen and Volvo. We believe that our expertise in high power electrical distribution systems will provide additional growth opportunities going forward and will be beneficial with the entrance of technology and emergent companies focusing on electric or other alternative powertrain designs.
Electronics
In our E-Systems segment, we also design, develop, engineer and manufacture electronics, which control various functions within the vehicle, as well as develop and integrate the associated software for these electronic modules. Our electronic modules include body control modules, smart junction boxes, gateway modules, wireless control modules, lighting control modules and audio domain controllers and amplifiers. Our engineering and development activities for electronics are in the United States (Southfield, Michigan and Northern California), Belgium, Germany, Spain, China and India. We assemble these modules using high-speed surface mount placement equipment in Mexico, Europe, Northern Africa, China and the Philippines.
Body control modules primarily control vehicle interior functions outside of the vehicle’s head unit or infotainment system. Depending on the vehicle’s electrical and electronic architecture, these modules can be either highly integrated, consolidating multiple functional controls into a single module, or focus on a specific function, such as seat position and comfort controls or the door zone control module which controls features such as window lift, door lock and power mirrors. As electronic control modules became increasingly centralized and integrated, we developed "smart junction boxes," which are junction boxes augmented with integrated electronic functionality that otherwise would be contained in other body control modules. The integration of functionality in our smart junction boxes eliminates interconnections, increases overall system reliability and can consolidate the number of electronic modules within the vehicle. This can lead to reduced cost and complexity. We believe that our expertise in consolidating functional controls into integrated modules and integrating these modules into the vehicle’s electrical and electronic architecture is a competitive strength.
We develop and produce gateway modules, which facilitate secure access to, and communication with, all of the vehicle systems at a central point and translate various signals to facilitate data exchange across various vehicle domains. This gateway becomes increasingly important as formerly distinct vehicle systems increasingly must work in concert with one another. We also offer wireless functionality in both integrated and stand-alone modules, which send and receive signals using radio frequency technology. Our wireless systems include passive entry systems, remote keyless entry and dual range/dual function remote keyless entry systems. We are building on both our core gateway and wireless capabilities as we add and develop higher levels of data and signal connectivity in and out of the vehicle.
Our electronics product offerings also include lighting control modules, which provide the electronic control logic and diagnostics for increasingly advanced and complex vehicle lighting systems, including advanced driver assistance-integrated lighting solutions utilizing advanced LED matrix beam technology. We supply LED lighting control systems for vehicle interiors and exteriors. In addition, we offer audio electronics, including premium audio amplifiers and complete vehicle sound system development capabilities with advanced domain control and audio tuning.
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
Connectivity
We are building connectivity capabilities that facilitate secure, wireless communication between the vehicle’s systems and external networks, as well as other vehicles. Our connectivity strategy is based on leveraging our expertise in vehicle electrical and electronic architecture design and development, electronic module functional integration, gateway module data exchange and core wireless signals. We are building capabilities organically through internal investment and through acquisition and partnership. Recent transactions added technology that directly connects on-board vehicle systems with cloud-based applications using proprietary, secure data exchange capabilities via cellular networks and V2X hardware and software solutions utilizing various wireless communications protocols, as well as vehicle positioning through GNSS satellite communications. This includes the development of differentiated GPS technology, which provides high-accuracy positioning solutions for autonomous and connected vehicle applications.
These capabilities, combined with our vehicle electrical and electronic architecture expertise and products, allow us to offer our customers embedded modules and software that facilitate direct and secure connectivity between the vehicle and external networks. Products that we can offer will include connected gateway modules with an array of features including over-the-air software update capabilities, embedded cellular communication modules, e-Call modules that automatically contact emergency services in the event of a crash and both on-board and roadside units that facilitate V2X communications. We combine these offerings with cybersecurity expertise and software solutions to permit highly secure communications and defend against cybersecurity attacks. Our expertise in both core body controls and connectivity allows us to offer "Virtual CarKey" capabilities that securely enable vehicle access via a smartphone.
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

(In millions)	2017	2016	2015
Revenues from external customers	$4,594.0	$4,200.9	$4,112.9
Segment earnings (1)	641.6	591.3	554.4
Depreciation and amortization	123.4	107.6	99.3
Capital expenditures	176.3	162.4	134.4
Total assets	2,268.0	1,675.9	1,572.9

(1)
As discussed in Note 2, "Summary of Significant Accounting Policies — Segment Reporting," segment earnings represents pretax income before equity in net income of affiliates, interest expense and other expense.

Competition
We estimate the global target market for our E-Systems business to be over $90 billion. Our major competitors in electrical distribution systems include Aptiv PLC, Leoni AG, Molex Incorporated (a subsidiary of Koch Industries Inc.), Sumitomo Corporation, TE Connectivity and Yazaki Corporation. Our major competitors in electronic modules, including connectivity solutions, include Aptiv PLC, Continental AG, Denso Corporation, Harman International Industries, Incorporated (acquired by Samsung Electronics Co. Ltd. in 2017), Hella AG, Robert Bosch GmbH, Valeo S.A. and Visteon Corporation.
Technology
The E-Systems segment is technology driven and typically requires higher investment as a percentage of sales than our Seating segment. Our complete electrical distribution system design capabilities, coupled with certain market-leading component technologies, allow access to our customers’ development teams, which provides an early indication of our customers’ product needs and enables us to develop system design efficiencies. Our ability to design and integrate electronic modules creates a competitive advantage as we support customers with complete electrical architecture development. Our expertise is developed and delivered by approximately 2,400 engineers across seventeen countries and is led by five global technology centers of excellence in Belgium, China, Germany, Spain and the United States for each of our major product lines in this segment, which are described below.
In electrical distribution systems, our technology includes expertise in the design and use of alternative conductor materials, such as aluminum, copper-clad steel and other hybrid alloys. Alternative conductor materials can enable the use of ultra small gauge conductors, which reduce the weight and packaging size of electrical distribution systems. We also have developed proprietary manufacturing process technologies, such as our vertical manufacturing system that features three dimensional wire harness assembly boards. Our expertise in terminals and connectors technology facilitates our ability to implement these small gauge and alternative alloy conductors. We have developed advanced capabilities in aluminum terminals and aluminum wire termination, ultra small gauge termination, and high voltage terminals and connectors. We have developed high packaging density in-line connectors and new small gauge terminals that will enable wire gauge reduction and provide our customers with smaller and lower cost solutions. Our high voltage terminals and connectors are a part of our advanced efficiency systems capabilities, and we have established a leading capability in power density (power per packaging size) that is being adopted by multiple automakers. Our advanced efficiency systems and components for high voltage vehicle applications have achieved industry leading efficiency, packaging and reliability. We continue to build on our strong technology position for high voltage applications and have developed an 11kW wireless charging system that enables electric vehicles to safely recharge at the highest power level available without plugging in the vehicle. We have 625 patents issued or applied for in the advanced efficiency systems product technology area. These technologies are supported by our proprietary Virtual Proving Grounds, which is an industry-leading suite of in-house developed tools and processes to significantly reduce the design, development, and validation testing time and expense.
In electronics, we are a market leader in smart junction box technology and began production of our Automotive News PACE Award winning Solid State Smart Junction Box™ in 2016. We continue to refine our smart junction box technology, including the development of aluminum printed circuit boards. We have developed body control modules with dual core microprocessors that allow body control and gateway functionality in a single module. We are a leader in gateway module technology and have capabilities to enable our gateway and other electronic control modules to efficiently and securely manage the increasing amount of both wired and wireless signals running throughout, as well as within and outside of, the vehicle, including being first-to-market with an ethernet-enabled gateway module. We also have developed wireless products, such as lower-cost passive entry systems with improved security using ultra wide band technology and that feature our 2-way remote keyless entry systems that enable the vehicle to provide feedback to the consumer, such as verification that the doors have locked or that the engine has started. In lighting, we have developed advanced technology electronic controls, including a Matrix LED Control System capable of individually dimming and switching on/off up to 100 LEDs. This system enables steerable light beams and other advanced lighting features and can be paired with driver assistance system sensors for functionality, such as automatic high beam management and obstacle highlighting. In audio, we have developed an ethernet audio video bridging amplifier that facilitates faster processing of digital data at a lower cost.
Software remains a critical element of our E-Systems business. Software capabilities are becoming more important in the management of complex and highly sophisticated electrical architectures. Software within the vehicle is rapidly growing as a key element of technological innovation and a cost effective way to provide new features and functions. We currently employ more than 600 software engineers globally and are pursuing expansion of specialized capabilities in vehicle networking, encryption, cybersecurity and connectivity protocols. We have expanded our software development capabilities through acquisition, internal investment and strategic hires, building on our architecture and power management capabilities with expertise in wireless communication and vehicle positioning software and cybersecurity. As part of our strategy to provide vehicle cybersecurity solutions to our customers, we have developed a firewall module, including proprietary software, which protects the vehicle from cybersecurity intrusion through one of its most vulnerable points, the on-board diagnostic port. We also have enhanced our V2X product line by adding secure, over-the-air software update capabilities to our V2X modules, allowing these units to receive regular software upgrades, which provide additional applications and functionality.
For additional factors that may impact our E-Systems segment’s business, financial condition, operating results and/or cash flows, see Item 1A, "Risk Factors."
Customers
In 2017, Ford and General Motors, two of the largest automotive and light truck manufacturers in the world, each accounted for 18% of our net sales. We supply and have expertise in all vehicle segments of the automotive market. Our sales content tends to be higher on those vehicle platforms and segments which offer more features and functionality. The popularity of particular vehicle platforms and segments varies over time and by regional market. We expect to continue to win new business and grow sales at a greater rate than overall automotive industry production. For further information related to our customers and domestic and foreign sales and operations, see Note 12, "Segment Reporting," to the consolidated financial statements included in this Report.
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
Our customers typically award contracts several years before actual production is scheduled to begin. Each year, the automotive manufacturers introduce new models, update existing models and discontinue certain models and, recently, even complete brands. In this process, we may be selected as the supplier on a new model, we may continue as the supplier on an updated model or we may lose a new or updated model to a competitor. Our sales backlog reflects estimated net sales over the next three years from formally awarded new programs, less lost and discontinued programs. This measure excludes the sales backlog at our non-consolidated joint ventures. As of January 2018, our 2018 to 2020 sales backlog is $3.2 billion, an increase of 14% as compared to our sales backlog as of January 2017. Our current sales backlog reflects $1.2 billion related to 2018 and 60% and 40% related to our Seating and E-Systems segments, respectively. In addition, our 2018 to 2020 sales backlog at our non-consolidated joint ventures is $700 million. Our current sales backlog assumes volumes based on the independent industry projections of IHS Automotive as of December 2017 and a Euro exchange rate of $1.18 / Euro. This sales backlog is generally subject to a number of risks and uncertainties, including vehicle production volumes on new and replacement programs and foreign exchange rates, as well as the timing of production launches and changes in customer development plans. For additional information regarding risks that may affect our sales backlog, see Item 1A, "Risk Factors," and Part II — Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements."
We receive purchase orders from our customers that generally provide for the supply of a customer’s annual requirements for a particular vehicle model and assembly plant, or in some cases, for the supply of a customer’s requirements for the life of a particular vehicle model, rather than for the purchase of a specified quantity of products. Although most purchase orders may be terminated by our customers at any time, such terminations have been minimal and have not had a material impact on our operating results. We are subject to risks that an automotive manufacturer will produce fewer units of a vehicle model than anticipated or that an automotive manufacturer will not award us a replacement program following the life of a vehicle model. To reduce our reliance on any one vehicle model, we produce automotive systems and components for a broad cross-section of both new and established models. However, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating performance. Our net sales for the year ended December 31, 2017, consisted of 43% passenger cars, 44% crossovers and SUVs and 13% trucks and vans.

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
Employees
As of December 31, 2017 and 2016, our employment levels worldwide were approximately as follows:

Region	2017	2016
United States and Canada	9,900	9,900
Mexico	51,200	48,700
Central and South America	14,900	11,100
Europe and Africa	59,200	52,600
Asia	29,800	26,100
Total	165,000	148,400
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

Intellectual Property
Worldwide, we have approximately 2,200 patents and patent applications pending. While we believe that our patent portfolio is a valuable asset, no individual patent or group of patents is critical to the success of our business. We also license selected technologies to automotive manufacturers and to other automotive suppliers. We continually strive to identify and implement new technologies for use in the design and development of our products.
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
We have numerous registered trademarks in the United States and in many foreign countries. The most important of these marks include LEAR CORPORATION® (including our stylized version thereof) and LEAR®, which are widely used in connection with our products and services. Our other principal brands include GUILFORDTM and EAGLE OTTAWA®. AVENTINO® leather, INTUTM Seating, LEAR CONNEXUSTM signal and data communications, PROACTIVE POSTURETM seating, ProTec® active head restraints, SMART JUNCTION BOXTM technology, STRUCSURETM systems and TeXstyleTM fabrics are some of our other trademarks used in connection with certain of our product lines.
We will continue to dedicate resources to engineering and development. Engineering and development costs incurred in connection with product launch, to the extent not recoverable from our customers, are charged to cost of sales as incurred. All other engineering and development costs are charged to selling, general and administrative expenses when incurred. Engineering and development costs charged to selling, general and administrative expenses totaled $148 million, $144 million and $127 million for the years ended December 31, 2017, 2016 and 2015, respectively. Engineering and development costs for which reimbursement is contractually guaranteed by our customers are capitalized. Engineering and development costs capitalized totaled $257 million, $179 million and $194 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Environmental Matters
We are subject to local, state, federal and foreign laws, regulations and ordinances which govern activities or operations that may have adverse environmental effects. These laws, regulations and ordinances may impose liability for clean-up costs resulting from past spills, disposals or other releases of hazardous wastes. For a description of our outstanding environmental matters and other legal proceedings, see Note 11, "Commitments and Contingencies," to the consolidated financial statements included in this Report.
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
As of December 31, 2017, we had eighteen operating joint ventures located in five countries. Of these joint ventures, nine are consolidated, and nine are accounted for using the equity method of accounting. Fourteen of the joint ventures operate in Asia, and four operate in North America (including one that is dedicated to serving Asian automotive manufacturers). Net sales of our consolidated joint ventures accounted for approximately 12% of our net sales in 2017. As of December 31, 2017, our investments in non-consolidated joint ventures totaled $147 million.
A summary of our non-consolidated operating joint ventures, including ownership percentages, is shown below. For further information related to our joint ventures, see Note 5, "Investments in Affiliates and Other Related Party Transactions," to the consolidated financial statements included in this Report.

Country	Name	Ownership Percentage
China	Beijing BHAP Lear Automotive Systems Co., Ltd.	50%
China	Jiangxi Jiangling Lear Interior Systems Co., Ltd.	50
China	Lear Dongfeng Automotive Seating Co., Ltd.	50
China	Changchun Lear FAWSN Automotive Electrical and Electronics Co., Ltd.	49
China	Changchun Lear FAWSN Automotive Seat Systems Co., Ltd.	49
China	Beijing Lear Dymos Automotive Systems Co., Ltd.	40
Honduras	Honduras Electrical Distribution Systems S. de R.L. de C.V.	49
India	Dymos Lear Automotive India Private Limited	35
United States	Kyungshin-Lear Sales and Engineering LLC	49
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

Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle. The automotive industry is cyclical and sensitive to general economic conditions, including the global credit markets, interest rates, consumer credit and consumer spending and preferences. Automotive sales and production can also be affected by the age of the vehicle fleet and related scrappage rates, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, the availability and cost of credit, the availability of critical components needed to complete the production of vehicles, restructuring actions of our customers and suppliers, facility closures and increased competition, as well as consumer preferences regarding vehicle size, configuration and features, changing consumer attitudes toward vehicle ownership and usage, such as ride sharing and on-demand transportation, and other factors.
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
A substantial number of our employees and the employees of our largest customers and suppliers are members of industrial trade unions and are employed under the terms of various labor agreements. We have labor agreements covering approximately 76,400 employees globally. In the United States and Canada, each of our unionized facilities has a separate collective bargaining agreement with the union that represents the workers at such facility, with each such agreement having an expiration date that is independent of the other agreements. Labor agreements covering approximately 77% of our global unionized work force, including approximately 2% of our unionized workforce in the United States and Canada, are scheduled to expire during 2018. There can be no assurances that future negotiations with the unions will be resolved favorably or that we will not experience a work stoppage or disruption that could adversely affect our financial condition, operating results and cash flows. A labor dispute involving us, any of our customers or suppliers or any other suppliers to our customers or that otherwise affects our operations, or the inability by us, any of our customers or suppliers or any other suppliers to our customers to negotiate, upon the expiration of a labor agreement, an extension of such agreement or a new agreement on satisfactory terms could adversely affect our financial condition, operating results and cash flows. In addition, if any of our significant customers experience a material work stoppage, the customer may halt or limit the purchase of our products. This could require us to shut down or significantly reduce production at facilities relating to such products, which could adversely affect our business and harm our profitability.

•
Our existing indebtedness and the inability to access capital markets could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance.

As of December 31, 2017, we had approximately $2.0 billion of outstanding indebtedness, as well as $1.75 billion available for borrowing under our revolving credit facility. The debt instruments governing our indebtedness contain covenants that may restrict our business activities or our ability to execute our strategic objectives, and our failure to comply with these covenants could result in a default under our indebtedness. We also lease certain buildings and equipment under non-cancelable lease agreements with terms exceeding one year, which are accounted for as operating leases. Additionally, any downgrade in the ratings that rating agencies assign to us and our debt may ultimately impact our access to capital markets. Our inability to generate sufficient cash flow to satisfy our debt and lease obligations, to refinance our debt obligations or to access capital markets on commercially reasonable terms could adversely affect our financial condition, operating results and cash flows.

•	Significant changes in discount rates, the actual return on pension assets and other factors could adversely affect our financial performance.
Our earnings may be positively or negatively impacted by the amount of income or expense recorded related to our global defined benefit plans. Accounting principles generally accepted in the United States require that income or expense related to the defined benefit plans be calculated at the annual measurement date using actuarial calculations, which reflect certain assumptions. The most significant of these assumptions relate to interest rates, the capital markets and other economic conditions. These assumptions, as well as the actual value of pension assets at the measurement date, will impact the calculation of pension and other postretirement benefit expense for the year. Although pension expense and pension contributions are not directly related, the key economic indicators that affect pension expense also affect the amount of cash that we will contribute to our pension plans. Because interest rates and the values of these pension assets have fluctuated and will continue to fluctuate in response to changing market conditions, pension and other postretirement benefit expense in subsequent periods, the funded status of our pension plans and the future minimum required pension contributions, if any, could adversely affect our financial condition, operating results and cash flows.

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
Our financial performance depends, in part, on our ability to successfully execute our strategic objectives. Our objectives are to deliver superior long-term stockholder value by investing in our business to grow and improve our competitive position, while maintaining a strong and flexible balance sheet and returning cash to our stockholders. Various factors, including the industry environment and the other matters described herein and in Part II — Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," including "— Forward-Looking Statements," could adversely affect our ability to execute our strategic objectives. These risk factors include our failure to identify suitable opportunities for organic investment and/or acquisitions, our inability to successfully develop such opportunities or complete such acquisitions or our inability to successfully utilize or integrate the investments in our operations. Our failure to execute our strategic objectives could adversely affect our financial condition, operating results and cash flows. Moreover, there can be no assurances that, even if implemented, our strategic objectives will be successful.

•	A disruption in our information technology systems, including a disruption related to cybersecurity, could adversely affect our financial performance.
We rely on the accuracy, capacity and security of our information technology systems. Despite the security measures that we have implemented, including those measures related to cybersecurity, our systems, as well as those of our customers, suppliers and other service providers, could be breached or damaged by computer viruses, malware, phishing attacks, denial-of-service attacks, natural or man-made incidents or disasters or unauthorized physical or electronic access. These types of incidents have become more prevalent and pervasive across industries, including our industry, and are expected to continue in the future. A breach could result in business disruption, including the vehicle systems and components that we supply to our customers or our plant operations, theft of our intellectual property, trade secrets or customer information or unauthorized access to personnel information. Although cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our information technology systems from attack, damage or unauthorized access are a high priority for us, our actions and investments may not be deployed quickly enough or successfully protect our systems against all vulnerabilities, including technologies developed to bypass our security measures.  In addition, outside parties may attempt to fraudulently induce employees or customers to disclose access credentials or other sensitive information in order to gain access to our secure systems and networks. There are no assurances that our actions and investments to improve the maturity of our systems, processes and risk management framework or remediate vulnerabilities will be sufficient or deployed quickly enough to prevent or limit the impact of any cyber intrusion. Moreover, because the techniques used to gain access to or sabotage systems often are not recognized until launched against a target, we may be unable to anticipate the methods necessary to defend against these types of attacks, and we cannot predict the extent, frequency or impact these attacks may have on us. To the extent that our business is interrupted or data is lost, destroyed or inappropriately used or disclosed, such disruptions could adversely affect our competitive position, relationships with our customers, financial condition, operating results and cash flows. In addition, we may be required to incur significant costs to protect against the damage caused by these disruptions or security breaches in the future.
We are also dependent on security measures that some of our customers, suppliers and other third-party service providers take to protect their own systems and infrastructures. Any security breach of any of these third-parties' systems could result in unauthorized access to our information technology systems, cause us to be non-compliant with applicable laws or regulations, subject us to legal claims or proceedings, disrupt our operations, damage our reputation or cause a loss of confidence in our products or services, any of which could adversely affect our financial performance.

•	A significant product liability lawsuit, warranty claim or product recall involving us or one of our major customers could adversely affect our financial performance.
In the event that our products fail to perform as expected, regardless of fault, and such failure results in, or is alleged to result in, bodily injury and/or property damage or other losses, we may be subject to product liability lawsuits and other claims or we may be required or requested by our customers to participate in a recall or other corrective action involving such products. We also are a party to agreements with certain of our customers, whereby these customers may pursue claims against us for contribution of all or a portion of the amounts sought in connection with product liability and warranty claims. We carry insurance for certain product liability claims, but such coverage may be limited. We do not maintain insurance for product warranty or recall matters. In addition, we may not be successful in recovering amounts from third parties, including sub-suppliers, in connection with these claims. These types of claims could adversely affect our financial condition, operating results and cash flows.

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

•	The United States recently passed a comprehensive tax reform bill that could adversely affect our financial performance.
On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended (the "IRC"). The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including the reduction of the corporate income tax rate from 35% to 21%, a one-time transition tax on offshore earnings at reduced tax rates regardless of whether the earnings are repatriated, the elimination of U.S. tax on foreign dividends (subject to certain important exceptions), new taxes on certain foreign earnings, a new minimum tax related to payments to foreign subsidiaries and affiliates, immediate deductions for certain new investments and the modification or repeal of many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain, and our financial performance could be adversely affected. In addition, it is uncertain if, and to what extent, various states will conform to the new tax law and foreign countries will react by adopting tax legislation or taking other actions that could adversely affect our business.

•	Significant changes in the North American Free Trade Agreement ("NAFTA") could adversely affect our financial performance.
The United States, Mexico and Canada are currently re-negotiating NAFTA, from which the U.S. government has advised it will withdraw if an agreement on revised terms is not reached. The U.S. government proposed changes to NAFTA that would require automotive products to contain significantly higher North American content, as well as specific U.S. domestic content, in order to obtain duty-free treatment under NAFTA. Canada offered counter-proposals, and the three countries are continuing discussions to achieve revised rules for automotive products. Reflective of the automotive industry, our vehicle parts manufacturing facilities in the United States, Mexico and Canada are highly dependent on duty-free trade within the NAFTA region. A significant number of our facilities are in Mexico and represent a critical component of our supply chain and that of our customers. We have significant imports into the United States, and the imposition of customs duties on these imports could negatively impact our financial performance. If such customs duties are implemented, Mexico and Canada may take retaliatory actions with respect to U.S. imports or U.S. investments in their countries. Any such potential actions could adversely affect our financial performance.

•	Changes in the United Kingdom's economic and other relationships with the European Union could adversely affect us.
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum ("Brexit"). In March 2017, the United Kingdom formally notified the European Union of its intention to withdraw, and withdrawal negotiations began in June 2017. European Union rules provide for a two-year negotiation period, beginning on the withdrawal notification date, unless an extension is agreed to by the parties. The negotiations between the parties have yet to produce an overall structure for their ongoing relationship following Brexit. We have significant operations in both the United Kingdom and the European Union. Our supply chain and that of our customers are highly integrated across the United Kingdom and the European Union, and we are highly dependent on the free flow of goods in those regions. The ongoing uncertainty and potential re-imposition of border controls and customs duties on trade between the United Kingdom and European Union nations could negatively impact our competitive position, supplier and customer relationships and financial performance. The ultimate effects of Brexit on us will depend on the specific terms of any agreement the United Kingdom and the European Union reach to provide access to each other’s respective markets.
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.

ITEM 2 – PROPERTIES
As of December 31, 2017, our operations were conducted through 257 facilities, some of which are used for multiple purposes, including 86 just-in-time manufacturing facilities, 121 dedicated component manufacturing facilities, 6 sequencing and distribution sites, 36 administrative/technical support facilities and 8 advanced technology centers, in 39 countries. Our corporate headquarters is located in Southfield, Michigan.
Of our 257 total facilities, which include facilities owned or leased by our consolidated subsidiaries, 107 are owned and 150 are leased with expiration dates ranging from 2017 through 2053. We believe that substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our current and expected manufacturing and distribution needs. See Part II — Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition."

Seating
Argentina	Czech Republic	India (continued)	Mexico (continued)	Slovak Republic	United Kingdom
Escobar, BA	(continued)	Pune	Panzacola, TL	Presov	(continued)
Ferreyra, CBA	Kolin	Tijara	Piedras Negras, CO	Voderady	Redditch
Belgium	Stribro	Indonesia	Ramos Arizpe, CO	South Africa	Sunderland
Brussels	Dominican Republic	Cikarang	Saltillo, CO	East London	United States
Brazil	Santo Domingo	Italy	San Felipe, GU	Port Elizabeth	Arlington, TX
Betim	France	Caivano, NA	San Luis Potosi, SL	Rosslyn	Columbia City, IN
Caçapava	Cergy	Cassino, FR	Silao, GO	South Korea	Detroit, MI
Joinville	Feignies	Grugliasco, TO	Toluca, MX	Gyeongju	Duncan, SC
Pernambuco	Jarney	Melfi, PZ	Villa Ahumada, CH	Spain	Farwell, MI
Canada	Roche La Moliere	Pozzo d’Adda, MI	Moldova	Barcelona	Flint, MI
Ajax, ON	Germany	Macedonia	Ungheni	Burgos	Hammond, IN
Whitby, ON	Besigheim	Tetovo	Morocco	Epila	Hebron, OH
China	Bremen	Malaysia	Tangier	Martorell	Highland Park, MI
Beijing	Eisenach	Behrang Stesen	Poland	O Porrino	Kenansville, NC
Changshu	Ginsheim-	Klang	Bierun	Sant Esteve	Louisville, KY
Chongqing	Gustavsburg	Mexico	Jaroslaw	Sesrovir	Montgomery, AL
Guangzhou	Rietberg	Arteaga, CA	Legnica	Valencia	Morristown, TN
Hangzhou	Wackersdorf	Ascension, CH	Tychy	Vigo	Pine Grove, PA
Liuzhou	Hungary	Cuautlancingo, PU	Portugal	Vitoria	Portage, IN
Nanjing	Györ	Fresnillo, ZA	Mangualde	Thailand	Rochester Hills, MI
Rui’an	Mor	Hermosillo, SO	Valenca	Mueang Nakhon	Roscommon, MI
Shanghai	Szolnok	Huamantla, TL	Romania	Ratchasima	Selma, AL
Shenyang	India	Juarez, CH	Iasi	Rayong	Tuscaloosa, AL
Wuhan	Chennai	Leon, GT	Russia	United Kingdom	Wentzville, MO
Wuhu	Halol	Mexico City, DF	Kaluga	Alfreton	Vietnam
Czech Republic	Haridwar	Monclova, CO	Nizhny Novgorod	Coventry	Hai Phong City
Hranice	Nasik	Nuevo Casas
Grandes, CH

E-Systems
Argentina	Czech Republic	Hungary	Morocco	Russia	Thailand
Pacheco, BA	Vyskov	Gödöllö	Kenitra	Volokolamsk	Kabin Buri
San Francisco,	Germany	Gyöngyös	Salé Al-Jadida	Serbia	United States
CBA	Bersenbrueck	India	Tangier	Novi Sad	Plymouth, IN
Brazil	Kronach	Pune	Philippines	South Africa	Taylor, MI
Navegantes	Saarlouis	Mexico	LapuLapu City	Port Elizabeth	Traverse City, MI
China	Wismar	Apodaca, NL	Poland	Spain
Chongqing	Honduras	Chihuahua, CH	Mielec	Almussafes
Shanghai	Naco	Juarez, CH	Romania	Valls
Wuhan		Torreon, CA	Campulung
Yangzhou			Pitesti

ADMINISTRATIVE/TECHNICAL
Australia	France	India	Japan (continued)	South Korea	United States
Essendon Fields	Vélizy-	Bengaluru	Nagoya	Seoul	Ann Arbor, MI
Belgium	Villacoublay	Pune	Tokyo	Spain	Detroit, MI
Leuven	Germany	Israel	Yokohama	Valls	El Paso, TX
Brazil	Cologne	Tel Aviv	Mexico	Sweden	Rochester Hills, MI
São Paulo	Korntal-	Italy	Juarez, CH	Gothenburg	San Mateo, CA
China	Münchingen	Grugliasco, TO	Netherlands	Thailand	Santa Rosa, CA
Shanghai	Remscheid	Japan	Hilversum	Bangkok	Southfield, MI
Czech Republic	Schwaig-Oberding	Akigun	Philippines	United Kingdom	Wilmington, NC
Brno	Sindelfingen	Hiroshima	LapuLapu City	Coventry
Pilsen	Wolfsburg	Kariya	Singapore

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

Name	Age	Position
Shari L. Burgess	59	Vice President, Treasurer and Chief Diversity Officer
Thomas A. DiDonato	59	Senior Vice President, Human Resources
Amy A. Doyle	50	Vice President, Chief Accounting Officer
Jay K. Kunkel	58	Senior Vice President and President, Asia-Pacific Operations
Terrence B. Larkin	63	Executive Vice President, Business Development, General Counsel and Corporate Secretary
Frank C. Orsini	45	Senior Vice President and President, E-Systems
Raymond E. Scott*	52	Executive Vice President and President, Seating
Matthew J. Simoncini*	57	President and Chief Executive Officer
Melvin L. Stephens	62	Senior Vice President, Communications and Corporate and Investor Relations
Jeffrey H. Vanneste	58	Senior Vice President and Chief Financial Officer

*
Mr. Simoncini has elected to retire as President and Chief Executive Officer and as a member of the Board of Directors of the Company, effective February 28, 2018. The Board of Directors has elected Raymond E. Scott to serve as President and Chief Executive Officer of the Company, effective February 28, 2018.

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

Amy A. Doyle
Ms. Doyle is the Company’s Vice President, Chief Accounting Officer, a position she has held since May 2017. Ms. Doyle most recently served as the Company’s Assistant Corporate Controller since September 2006. Previously, she served in positions of increasing responsibility at the Company, including Director, Financial Reporting since 2003 and Manager, Financial Reporting since 1999. Prior to joining the Company, Ms. Doyle served as an audit manager for Arthur Andersen LLP.

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

Raymond E. Scott
Mr. Scott is the Company’s Executive Vice President and President, Seating, a position he has held since November 2011. Mr. Scott most recently served as the Company’s Senior Vice President and President, E-Systems since February 2008. Previously, he served as the Company’s Senior Vice President and President, North American Seat Systems Group since August 2006, Senior Vice President and President, North American Customer Group since June 2005, President, European Customer Focused Division since June 2004 and President, General Motors Division since November 2000. Mr. Scott has been elected by the Board of Directors to serve as President and Chief Executive Officer, effective February 28, 2018.

Matthew J. Simoncini
Mr. Simoncini is the Company’s President and Chief Executive Officer, a position he has held since September 2011. Mr. Simoncini most recently served as the Company’s Senior Vice President and Chief Financial Officer since 2007. Previously, he served as the Company’s Senior Vice President, Finance and Chief Accounting Officer since August 2006, Vice President, Global Finance since February 2006, Vice President of Operational Finance since June 2004, Vice President of Finance — Europe since 2001 and prior to 2001, in various senior financial management positions for the Company and UT Automotive, Inc. Mr. Simoncini has elected to retire as President and Chief Executive Officer and as a member of the Board of Directors of the Company, effective February 28, 2018. Mr. Simoncini will serve as a non-executive employee of the Company until his retirement from the Company on January 4, 2019.

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
The high and low sales prices per share of our common stock, as reported on the New York Stock Exchange, and the amount of our dividend declarations for 2017 and 2016 are shown below:

2017	Price Range of Common Stock		Cash Dividend Per Share
	High	Low
4th Quarter	$181.46	$170.27	$0.50
3rd Quarter	174.66	140.45	0.50
2nd Quarter	153.28	132.01	0.50
1st Quarter	149.00	132.29	0.50

2016	Price Range of Common Stock		Cash Dividend Per Share
	High	Low
4th Quarter	$138.80	$110.77	$0.30
3rd Quarter	121.78	98.00	0.30
2nd Quarter	120.00	97.35	0.30
1st Quarter	122.09	93.54	0.30
Dividends
Our Board of Directors declared quarterly cash dividends of $0.50 and $0.30 per share of common stock in 2017 and 2016, respectively.
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
Holders of Common Stock
The Transfer Agent and Registrar for our common stock is Computershare Trust Company, N.A., located in Canton, Massachusetts. On February 2, 2018, there were 50 registered holders of record of our common stock.
For certain information regarding our equity compensation plans, see Part III — Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information."
Common Stock Share Repurchase Program
Since the first quarter of 2011, our Board of Directors has authorized $4.1 billion in share repurchases under our common stock share repurchase program. As of December 31, 2017, we have a remaining repurchase authorization of $545.6 million, which will expire on December 31, 2019.
We may implement our share repurchases through a variety of methods, including open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which we will repurchase our outstanding common stock and the timing of such repurchases will depend upon our financial condition, prevailing market conditions, alternative uses of capital and other factors. See Part II — Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements," Note 6, "Debt," and Note 9, "Capital Stock, Accumulated Other Comprehensive Loss and Equity," to the consolidated financial statements included in this Report.

As of December 31, 2017, we have paid $3.5 billion in aggregate for repurchases of our outstanding common stock, at an average price of $79.73 per share, excluding commissions and related fees, since the first quarter of 2011. A summary of the shares of our common stock repurchased during the fiscal quarter ended December 31, 2017, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
October 1, 2017 through October 28, 2017	—	$—	—	$667.8
October 29, 2017 through November 25, 2017	216,626	175.32	216,626	629.9
November 26, 2017 through December 31, 2017	477,036	176.72	477,036	545.6
Total	693,662	$176.29	693,662	$545.6	(1)

(1)	Remaining authorization as of December 31, 2017.
Performance Graph
The following graph compares the cumulative total stockholder return from December 31, 2012 through December 31, 2017, for our common stock, the S&P 500 Index and a peer group(1) of companies that we have selected for purposes of this comparison. We have assumed that dividends have been reinvested, and the returns of each company in the S&P 500 Index and the peer group have been weighted to reflect relative stock market capitalization. The graph below assumes that $100 was invested on December 31, 2011, in each of our common stock, the stocks comprising the S&P 500 Index and the stocks comprising the peer group.

	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017
Lear Corporation	$100.00	$174.70	$213.46	$269.70	$293.66	$397.06
S&P 500	$100.00	$132.38	$150.49	$152.55	$170.79	$208.06
Current Peer Group (1)	$100.00	$159.84	$190.22	$174.60	$175.14	$236.82
Previous Peer Group (1)	$100.00	$161.37	$189.49	$171.06	$173.07	$232.20

(1)
We do not believe that there is a single published industry or line of business index that is appropriate for comparing stockholder returns. As a result, we have selected a peer group comprised of representative independent automotive suppliers whose common stock is publicly traded.

In 2017, we modified our peer group to exclude Federal-Mogul Holdings Corporation and to add Adient plc. Referenced in the graph above, our current peer group consists of Adient plc, American Axle & Manufacturing Holdings Inc., Aptiv PLC, BorgWarner Inc., Dana Holding Corporation, Gentex Corp., Magna International, Inc., Superior Industries International, Inc., Tenneco Inc. and Visteon Corporation. In October 2016, Adient plc was spun off from Johnson Controls International Plc. The performance history of Adient plc has been included in the current peer group calculation beginning January 1, 2017. In January 2017, Federal-Mogul Holdings Corporation ceased to be publicly traded. The performance history of Federal-Mogul Holdings Corporation has been excluded from the current peer group calculation for all periods presented and from the previous peer group calculation beginning January 1, 2017. In December 2017, Delphi Automotive PLC spun off its powertrain business and began operating under the name Aptiv PLC. The performance history of Delphi Automotive PLC has been included in both the current and previous peer group calculations.
We believe that the companies that comprise our current peer group more closely align with our business and industry and provide a better comparison of returns. For comparison purposes, we have included our previous peer group in the stock performance graph above.
ITEM 6 – SELECTED FINANCIAL DATA
The following statement of operations, statement of cash flows and balance sheet data were derived from our consolidated financial statements. Our consolidated financial statements for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, have been audited by Ernst & Young LLP. The selected financial data below should be read in conjunction with Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and the notes thereto included in this Report.

For the year ended December 31,	2017 (1)	2016 (2)	2015 (3)	2014 (4)	2013 (5)
Statement of Operations: (in millions)
Net sales	$20,467.0	$18,557.6	$18,211.4	$17,727.3	$16,234.0
Gross profit	2,291.1	2,102.1	1,819.8	1,492.8	1,299.7
Selling, general and administrative expenses	635.2	621.9	580.5	529.9	528.7
Amortization of intangible assets	47.6	53.0	52.5	33.7	34.4
Interest expense	85.7	82.5	86.7	67.5	68.4
Other (income) expense, net (6)	(4.1)	6.4	68.6	74.3	58.1
Consolidated income before provision for income taxes and equity in net income of affiliates	1,526.7	1,338.3	1,031.5	787.4	610.1
Provision for income taxes	197.5	370.2	285.5	121.4	192.7
Equity in net income of affiliates	(51.7)	(72.4)	(49.8)	(36.3)	(38.4)
Consolidated net income	1,380.9	1,040.5	795.8	702.3	455.8
Net income attributable to noncontrolling interests	67.5	65.4	50.3	29.9	24.4
Net income attributable to Lear	$1,313.4	$975.1	$745.5	$672.4	$431.4

For the year ended December 31,	2017 (1)	2016 (2)	2015 (3)	2014 (4)	2013 (5)
Statement of Operations Data:
Basic net income per share available to Lear common stockholders	$18.79	$13.48	$9.71	$8.39	$5.07
Diluted net income per share available to Lear common stockholders	$18.59	$13.33	$9.59	$8.23	$4.99
Weighted average shares outstanding – basic	68,542,363	72,345,436	76,754,270	80,187,516	85,094,889
Weighted average shares outstanding – diluted	69,277,981	73,124,949	77,767,017	81,728,479	86,415,786
Dividends per share	$2.00	$1.20	$1.00	$0.80	$0.68
Statement of Cash Flows Data: (in millions)
Cash flows from operating activities	$1,783.1	$1,619.3	$1,271.1	$927.8	$820.1
Cash flows from investing activities	(868.6)	(637.1)	(965.3)	(780.6)	(403.9)
Cash flows from financing activities	(742.0)	(872.9)	(156.3)	(160.8)	(698.5)
Capital expenditures	594.5	528.3	485.8	424.7	460.6
Other Data (unaudited):
Ratio of earnings to fixed charges (7)	12.6x	12.0x	9.4x	8.4x	6.8x

As of or for the year ended December 31,	2017	2016	2015	2014	2013
Balance Sheet Data: (in millions) (8)
Current assets	$6,613.0	$5,649.3	$5,286.6	$5,165.6	$4,735.1
Total assets	11,945.9	9,900.6	9,405.8	9,113.1	8,303.0
Current liabilities	4,854.3	4,182.3	3,839.6	3,945.1	3,556.0
Long-term debt	1,951.5	1,898.0	1,931.7	1,454.0	1,042.3
Equity	4,292.6	3,192.9	3,017.7	3,029.3	3,149.5
Other Data (unaudited):
Employees at year end	165,000	148,400	136,200	125,200	122,300
North American content per vehicle (9)	$455	$422	$443	$398	$377
North American vehicle production (in millions) (10)	17.1	17.8	17.5	17.0	16.2
European content per vehicle (11)	$355	$316	$314	$341	$315
European vehicle production (in millions) (12)	22.9	22.3	21.5	20.6	19.8

(1)
2017 results include $74.5 million of restructuring and related manufacturing inefficiency charges (including $1.3 million of fixed asset impairment charges), $3.8 million of transaction costs, $5.0 million charge due to an acquisition-related inventory fair value adjustment, $15.4 million litigation charge, $21.2 million loss on the extinguishment of debt, $54.2 million gain related to obtaining control of an affiliate and $214.8 million of net tax benefits related to U.S. corporate tax reform and its associated transition tax, foreign tax credits on repatriated earnings, the reversal of valuation allowances on the deferred tax assets of certain foreign subsidiaries, a change in the accounting for share-based compensation, an incentive tax credit in a foreign subsidiary, the redemption of the 2023 Notes, restructuring charges and various other items.

(2)
2016 results include $69.6 million of restructuring and related manufacturing inefficiency charges (including $4.7 million of fixed asset impairment charges), $34.2 million non-cash pension settlement charge, $1.3 million of transaction costs, $30.3 million gain related to obtaining control of an affiliate and $23.6 million of net tax benefits related to restructuring charges, a non-cash pension settlement charge and various other items.

(3)
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

(4)
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

(5)
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

(8)
The balance sheet data for 2014 and 2013 has been restated to reflect the presentation of debt issuance costs as a reduction of current portion of long-term debt and long-term debt in conjunction with the 2015 adoption of Accounting Standards Update ("ASU") 2015-03, "Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," and ASU 2015-15, "Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting." In addition, the balance sheet data for 2014 and 2013 has been restated to reflect the presentation of all deferred tax assets and liabilities, as well as related valuation allowances, as non-current in conjunction with the 2015 adoption of ASU 2015-17, "Balance Sheet Classification of Deferred Taxes."

(9)
"North American content per vehicle" is our net sales in North America divided by total North American vehicle production. Content per vehicle data excludes business conducted through non-consolidated joint ventures. Content per vehicle data for 2016 has been updated to reflect actual production levels.

(10)
"North American vehicle production" includes car and light truck production in the United States, Canada and Mexico based on IHS Automotive. Production data for 2016 has been updated to reflect actual production levels.

(11)
"European content per vehicle" is our net sales in Europe and Africa divided by total European and African vehicle production. Content per vehicle data excludes business conducted through non-consolidated joint ventures. Content per vehicle data for 2016 has been updated to reflect actual production levels.

(12)
"European vehicle production" includes car and light truck production in Austria, Belarus, Belgium, Bosnia, Bulgaria, Czech Republic, Finland, France, Germany, Hungary, Italy, Morocco, Netherlands, Norway, Poland, Portugal, Romania, Russia, Serbia, Slovakia, Slovenia, South Africa, Spain, Sweden, Turkey, Ukraine and the United Kingdom based on IHS Automotive. Production data for 2016 has been updated to reflect actual production levels.

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
Our E-Systems business consists of the design, development, engineering and manufacture of complete electrical distribution systems that route electrical signals and manage electrical power within the vehicle for traditional vehicle architectures, as well as high power and hybrid electric systems. Key components in the electrical distribution system include wire harnesses, terminals and connectors and junction boxes, including components and systems for high power battery electric vehicle and hybrid electric vehicle power management and distribution systems. We also design, develop, engineer and manufacture sophisticated electronic control modules that facilitate signal, data and power management within the vehicle, as well as associated software. We have electronic hardware and software capabilities in wireless communication and cybersecurity that securely process various signals to, from and within the vehicle, as well as capabilities to provide roadside modules that communicate real-time traffic information to vehicles in the area.
We serve all of the world's major automotive manufacturers across both our Seating and E-Systems businesses, and we have automotive content on more than 400 vehicle nameplates worldwide. It is common to have both seating and electrical content on the same and multiple vehicle platforms with a single customer. Our businesses benefit globally from leveraging common operating standards and disciplines, including world-class product development and manufacturing processes, as well as common customer support and regional infrastructures. Our core capabilities are shared across component categories and include high-precision manufacturing and assembly with short lead times, management of complex supply chains, global engineering and program management skills, the agility to establish and/or move facilities quickly and a unique customer-focused culture. Our businesses utilize proprietary, industry-specific processes and standards, leverage common low-cost engineering centers and share centralized operating support functions, such as logistics, supply chain management, quality and health and safety, as well as all major administrative functions.
Industry Overview
Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle. Global automotive industry production volumes in 2017, as compared to 2016, are shown below (in millions of units):

	2017	2016	% Change
North America	17.1	17.8	(4)%
Europe and Africa	22.9	22.3	3%
Asia	48.2	47.1	3%
South America	3.1	2.6	21%
Other	2.0	1.6	21%
Global light vehicle production	93.3	91.4	2%
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
Our percentage of consolidated net sales by region in 2017 and 2016 is shown below:

	2017	2016
North America	38%	40%
Europe and Africa	40%	38%
Asia	19%	19%
South America	3%	3%
Total	100%	100%
Our ability to reduce the risks inherent in certain concentrations of business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall.
Key trends that specifically affect our business include automotive manufacturers’ utilization of global vehicle platforms, increasing demand for luxury and performance features, including increasing levels of electrical and electronic content, and China’s emergence as the single largest major automotive market in the world. In addition, three trends have broadly emerged as major drivers of change and growth in the automotive industry: efficiency, connectivity and safety. These trends are rapidly evolving and advancing into the technology trends of electrification, connectivity and autonomy / advanced driver assistance, which are likely to be at the forefront of our industry for the foreseeable future with each converging long-term toward fully autonomous, connected, electric or hybrid electric vehicles.
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
Our material cost as a percentage of net sales was 64.5% in 2017, as compared to 64.8% in 2016 and 66.6% in 2015. Raw material, energy and commodity costs can be volatile. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity environment. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See Part I — Item 1A, "Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance," and "— Forward-Looking Statements."
Financial Measures
In evaluating our financial condition and operating performance, we focus primarily on earnings, operating margins, cash flows and return on invested capital. In addition to maintaining and expanding our business with our existing customers in our more established markets, our expansion plans are focused primarily on emerging markets. Asia, and China in particular, continues to present significant growth opportunities, as major global automotive manufacturers implement production expansion plans and local automotive manufacturers aggressively expand their operations to meet increasing demand in this region. We currently have fourteen operating joint ventures with operations in Asia, as well as an additional joint venture in North America dedicated to serving Asian automotive manufacturers. We also have aggressively pursued this strategy by selectively increasing our vertical integration capabilities globally, as well as expanding our component manufacturing capacity in Asia, Brazil, Eastern Europe, Mexico and Northern Africa. Furthermore, we have expanded our low-cost engineering capabilities in India and the Philippines.
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
Antolin Seating
On April 28, 2017, we completed the acquisition of Grupo Antolin's automotive seating business ("Antolin Seating") for $292 million, net of cash acquired. Antolin Seating is headquartered in France with operations in five countries in Europe and North Africa. The Antolin Seating business is comprised of just-in-time seat assembly, as well as seat structures, mechanisms and seat covers.
For further information, see Note 3, "Acquisitions," to the consolidated financial statements included in this Report.
Subsequent Event
On January 10, 2018, we completed the acquisition of Israel-based EXO Technologies, a leading developer of differentiated GPS technology providing high-accuracy positioning solutions for autonomous and connected vehicle applications.
Operational Restructuring
In 2017, we incurred pretax restructuring costs of approximately $73 million and related manufacturing inefficiency charges of approximately $2 million. Any future restructuring actions will depend upon market conditions, customer actions and other factors.
For further information, see Note 4, "Restructuring," to the consolidated financial statements included in this Report.
Financing Transactions
Senior Notes
In August 2017, we issued $750 million in aggregate principal amount at maturity of senior unsecured notes due 2027 (the "2027 Notes") at a stated coupon rate of 3.8%. The 2027 Notes were priced at 99.294% of par, resulting in a yield to maturity of 3.885%. The proceeds from the offering of $745 million, after original issue discount, were used to redeem the $500 million in aggregate principal amount of senior unsecured notes due 2023 (the "2023 Notes") at a redemption price equal to 100% of the aggregate principal amount thereof, plus a "make-whole" premium of $17 million, as well as to refinance a portion of our $500 million prior term loan facility (see "— Credit Agreement" below). In connection with these transactions, we recognized a loss of $21 million on the extinguishment of debt and paid related issuance costs of $6 million.
For further information, see "— Liquidity and Financial Condition — Capitalization — Senior Notes" and Note 6, "Debt," to the consolidated financial statements included in this Report.
Credit Agreement
In August 2017, we entered into a new unsecured credit agreement (the "Credit Agreement") consisting of a $1.75 billion revolving credit facility (the "Revolving Credit Facility") and a $250 million term loan facility (the "Term Loan Facility"), both of which mature on August 8, 2022. In connection with this transaction, we borrowed $250 million under the Term Loan Facility and paid related issuance costs of $6 million. At the same time, we terminated our previously existing credit agreement, which consisted of a $1.25 billion revolving credit facility and a $500 million term loan facility, and repaid amounts outstanding under the term loan facility of $453 million. Together with the offering of the 2027 Notes, these transactions extended our maturity profile and increased our operational flexibility and borrowing capacity.

For further information, see "— Liquidity and Financial Condition — Capitalization — Credit Agreement" and Note 6, "Debt," to the consolidated financial statements included in this Report.
Share Repurchase Program and Quarterly Cash Dividends
Since the first quarter of 2011, our Board of Directors has authorized $4.1 billion in share repurchases under our common stock share repurchase program. In 2017, we completed $454 million of share repurchases and have a remaining repurchase authorization of $546 million, which will expire on December 31, 2019.
In 2017, our Board of Directors declared a quarterly cash dividend of $0.50 per share of common stock.
For further information regarding our common stock share repurchase program and our quarterly dividends, see Item 5, "Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," "— Liquidity and Financial Condition — Capitalization" and Note 9, "Capital Stock, Accumulated Other Comprehensive Loss and Equity," to the consolidated financial statements included in this Report.
Other Matters
In 2017, we amended the joint venture agreement of Shanghai Lear STEC Automotive Parts Co., Ltd. ("Lear STEC") to eliminate the substantive participating rights of our joint venture partner. In conjunction with obtaining control of Lear STEC and the valuation of our prior equity investment in Lear STEC at fair value, we recognized a gain of approximately $54 million.
In 2017, we recognized a $15 million litigation charge, of which approximately $13 million is recorded in cost of sales and approximately $2 million is recorded in interest expense, related to an unfavorable ruling issued by a foreign court.
In 2017, we recognized tax expense of $131 million related to a one-time transition tax on accumulated foreign earnings and $43 million to reflect the new U.S. corporate tax rate and other tax reform changes to our deferred tax accounts, offset by tax benefits of $290 million related to foreign tax credits on repatriated earnings, $30 million related to the reversal of valuation allowances on the deferred tax assets of certain foreign subsidiaries, $17 million related to a change in the accounting for share-based compensation, $14 million related to an incentive tax credit in a foreign subsidiary, $8 million related to the redemption of the 2023 Notes and $30 million related to restructuring charges and various other items.
In 2016, we amended the joint venture agreement of Beijing BAI Lear Automotive Systems Co., Ltd. ("Beijing BAI") to eliminate the substantive participating rights of our joint venture partner. In conjunction with gaining control of Beijing BAI and the valuation of our prior equity investment in Beijing BAI at fair value, we recognized a gain of approximately $30 million.
In 2016, we recognized a $34 million non-cash settlement charge, of which approximately $20 million was recorded in cost of sales and approximately $14 million was recorded in selling, general and administrative expenses, in connection with our lump-sum payout to certain terminated vested plan participants of our U.S. defined benefit pension plans.
In 2016, we recognized net tax benefits of $24 million related to restructuring charges, a non-cash pension settlement charge and various other items.
In 2015, we recognized net tax benefits of $43 million related to restructuring charges, debt redemption costs, acquisition costs and various other items.
As discussed above, our results for the years ended December 31, 2017, 2016 and 2015, reflect the following items (in millions):

For the year ended December 31,	2017	2016	2015
Costs related to restructuring actions, including manufacturing inefficiencies of $2 million in 2017, $6 million in 2016 and $8 million in 2015	$75	$70	$97
Pension settlement charge	—	34	—
Acquisition and other related costs	4	1	11
Acquisition-related inventory fair value adjustment	5	—	16
Litigation	15	—	—
Losses on extinguishment of debt	21	—	14
(Gain) loss related to affiliate	(54)	(30)	2
Tax benefits, net	(215)	(24)	(43)
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
Results of Operations
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

For the year ended December 31,	2017		2016		2015
Net sales
Seating	$15,873.0	77.6%	$14,356.7	77.4%	$14,098.5	77.4%
E-Systems	4,594.0	22.4	4,200.9	22.6	4,112.9	22.6
Net sales	20,467.0	100.0	18,557.6	100.0	18,211.4	100.0
Cost of sales	18,175.9	88.8	16,455.5	88.7	16,391.6	90.0
Gross profit	2,291.1	11.2	2,102.1	11.3	1,819.8	10.0
Selling, general and administrative expenses	635.2	3.1	621.9	3.4	580.5	3.2
Amortization of intangible assets	47.6	0.2	53.0	0.3	52.5	0.3
Interest expense	85.7	0.4	82.5	0.4	86.7	0.3
Other (income) expense, net	(4.1)	—	6.4	—	68.6	0.4
Provision for income taxes	197.5	1.0	370.2	2.0	285.5	1.6
Equity in net income of affiliates	(51.7)	(0.2)	(72.4)	(0.4)	(49.8)	(0.3)
Net income attributable to noncontrolling interests	67.5	0.3	65.4	0.4	50.3	0.2
Net income attributable to Lear	$1,313.4	6.4%	$975.1	5.3%	$745.5	4.3%
Year Ended December 31, 2017, Compared With Year Ended December 31, 2016
Net sales for the year ended December 31, 2017 were $20.5 billion, as compared to $18.6 billion for the year ended December 31, 2016, an increase of $1.9 billion or 10%. New business, primarily in North America, Europe and Asia, and the acquisition of Antolin Seating positively impacted net sales by $1.4 billion and $350 million, respectively.

(in millions)	Cost of Sales
2016	$16,455.5
Material cost	1,270.2
Labor and other	400.5
Depreciation	49.7
2017	$18,175.9
Cost of sales in 2017 was $18.2 billion, as compared to $16.5 billion in 2016. New business, primarily in North America, Europe and Asia, and the acquisition of Antolin Seating resulted in an increase in cost of sales of $1.6 billion.
Gross profit and gross margin were $2.3 billion and 11.2% of net sales in 2017, as compared to $2.1 billion and 11.3% of net sales in 2016. New business and the acquisition of Antolin Seating positively impacted gross profit by $194 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, of $257 million was more than offset by the impact of selling price reductions. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $635 million for the year ended December 31, 2017, as compared to $622 million for the year ended December 31, 2016. In 2017, we recognized higher restructuring costs, as well as higher engineering and development expenses to support future business growth. In 2016, we recognized a $14 million non-cash settlement charge in connection with our lump-sum payout to certain terminated vested plan participants of our U.S. defined benefit pension plans. As a percentage of net sales, selling, general and administrative expenses were 3.1% in 2017, as compared to 3.4% in 2016.
Amortization of intangible assets was $48 million in 2017, as compared to $53 million in 2016.

Interest expense was $86 million in 2017, as compared to $83 million in 2016.
Other (income) expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, losses on the extinguishment of debt, gains and losses on the disposal of fixed assets and other miscellaneous income and expense, was ($4) million in 2017, as compared to $6 million in 2016. In 2017, we recognized a gain of $54 million related to obtaining control of an affiliate and a loss of $21 million related to the extinguishment of debt. In 2016, we recognized a gain of $30 million related to obtaining control of an affiliate.
In 2017, the provision for income taxes was $198 million, representing an effective tax rate of 12.9% on pretax income before equity in net income of affiliates of $1.5 billion. In 2016, the provision for income taxes was $370 million, representing an effective tax rate of 27.7% on pretax income before equity in net income of affiliates of $1.3 billion, for the reasons described below.
In 2017 and 2016, the provision for income taxes was impacted by the level and mix of earnings among tax jurisdictions. In 2017, we recognized tax expense of $131 million related to a one-time transition tax on accumulated foreign earnings and $43 million to reflect the new U.S. corporate tax rate and other tax reform changes to our deferred tax accounts. In addition, we recognized tax benefits of $290 million related to foreign tax credits on repatriated earnings, $30 million related to the reversal of valuation allowances on the deferred tax assets of certain foreign subsidiaries, $17 million related to a change in the accounting for share-based compensation, $14 million related to an incentive tax credit in a foreign subsidiary, $8 million related to the redemption of the 2023 Notes and $30 million related to restructuring charges and various other items. In addition, we recognized a gain of $54 million related to obtaining control of an affiliate, for which no tax expense was provided. In 2016, we recognized net tax benefits of $24 million related to restructuring charges, a non-cash pension settlement charge and various other items. In addition, we recognized a gain of $30 million related to obtaining control of an affiliate, for which no tax expense was provided. Excluding these items, the effective tax rate in 2017 and 2016 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
For information related to our valuation allowances, see "Other Matters — Significant Accounting Policies and Critical Accounting Estimates — Income Taxes."
Equity in net income of affiliates was $52 million for the year ended December 31, 2017, as compared to $72 million for the year ended December 31, 2016, reflecting the consolidation of two of our affiliates.
Net income attributable to Lear was $1,313 million, or $18.59 per diluted share, in 2017, as compared to $975 million, or $13.33 per diluted share, in 2016. Net income and diluted net income per share increased for the reasons described above. In addition, diluted net income per share was impacted by the decrease in average shares outstanding between the periods.
Reportable Operating Segments
We have two reportable operating segments: Seating, which includes complete seat systems and all major seat components, including seat covers and surface materials such as leather and fabric, seat structures and mechanisms, seat foam and headrests, and E-Systems, which includes complete electrical distribution systems, electronic control modules and associated software and wireless communication modules. Key components in the electrical distribution system include wire harnesses, terminals and connectors and junction boxes, including components and systems for high power battery electric vehicle and hybrid electric vehicle power management and distribution systems.
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

Seating –
A summary of financial measures for our Seating segment is shown below (dollar amounts in millions):

For the year ended December 31,	2017	2016
Net sales	$15,873.0	$14,356.7
Segment earnings (1)	1,250.8	1,136.0
Margin	7.9%	7.9%

(1)	See definition above.
Seating net sales were $15.9 billion for the year ended December 31, 2017, as compared to $14.4 billion for the year ended December 31, 2016, an increase of $1.5 billion or 11%. New business and the acquisition of Antolin Seating positively impacted net sales by $1.2 billion and $350 million, respectively.
Segment earnings, including restructuring costs, and the related margin on net sales were $1.3 billion and 7.9% in 2017, as compared to $1.1 billion and 7.9% in 2016. New business and the acquisition of Antolin Seating positively impacted segment earnings by $152 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, of $202 million was offset by the impact of selling price reductions.
E-Systems –
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

For the year ended December 31,	2017	2016
Net sales	$4,594.0	$4,200.9
Segment earnings (1)	641.6	591.3
Margin	14.0%	14.1%

(1)	See definition above.
E-Systems net sales were $4.6 billion for the year ended December 31, 2017, as compared to $4.2 billion for the year ended December 31, 2016, an increase of $393 million or 9%. New business, sales as a result of obtaining control of an affiliate and higher volumes on key Lear platforms positively impacted net sales by $210 million, $116 million and $45 million, respectively.
Segment earnings, including restructuring costs, and the related margin on net sales were $642 million and 14.0% in 2017, as compared to $591 million and 14.1% in 2016. New business, earnings as a result of obtaining control of an affiliate and higher production volumes on key Lear platforms positively impacted segment earnings by $56 million. The impact of improved operating performance of $77 million was more than offset by the impact of selling price reductions.
Other –
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

For the year ended December 31,	2017	2016
Net sales	$—	$—
Segment earnings (1)	(284.1)	(300.1)
Margin	N/A	N/A

(1)	See definition above.
Segment earnings related to our other category were ($284) million in 2017, as compared to ($300) million in 2016. In 2016, we recognized a $34 million non-cash settlement charge in connection with our lump-sum payout to certain terminated vested plan participants of our U.S. defined benefit pension plans.
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

(in millions)	Cost of Sales
2015	$16,391.6
Material cost	(91.4)
Labor and other	128
Depreciation	27.3
2016	$16,455.5
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
Other (income) expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt, gains and losses on the disposal of fixed assets and other miscellaneous income and expense, was $6 million in 2016, as compared to $69 million in 2015. In 2016, we recognized a gain of $30 million related to obtaining control of an affiliate. In 2015, we recognized a loss of $14 million related to the redemption of the remaining outstanding aggregate principal amount of our 8.125% senior unsecured notes due 2020. Net foreign exchange losses decreased to $10 million in 2016, as compared to $23 million in 2015.
In 2016, the provision for income taxes was $370 million, representing an effective tax rate of 27.7% on pretax income before equity in net income of affiliates of $1,338 million. In 2015, the provision for income taxes was $286 million, representing an effective tax rate of 27.7% on pretax income before equity in net income of affiliates of $1,032 million.
In 2016 and 2015, the provision for income taxes was impacted by the level and mix of earnings among tax jurisdictions. The provision was also impacted by a portion of our restructuring charges and other expenses, for which no tax benefit was provided as the charges were incurred in certain countries for which no tax benefit is likely to be realized due to a history of operating losses in those countries. In 2016, we recognized a gain of $30 million related to obtaining control of an affiliate, for which no tax expense was provided. In addition, we recognized net tax benefits of $24 million related to restructuring charges, a non-cash pension settlement charge and various other items. In 2015, we recognized net tax benefits of $43 million related to restructuring charges, debt redemption costs, acquisition costs and various other items. Excluding these items, the effective tax rate in 2016 and 2015 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
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
Reportable Operating Segments
For a description of our reportable operating segments, see "Year Ended December 31, 2017, Compared with Year Ended December 31, 2016 — Reportable Operating Segments" above.
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
As of December 31, 2017 and 2016, cash and cash equivalents of $952 million and $767 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans and the payment of dividends, without creating additional income tax expense. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information regarding potential dividends from our non-U.S. subsidiaries, see "— Adequacy of Liquidity Sources," below and Note 7, "Income Taxes," to the consolidated financial statements included in this Report.
Cash Flows
Year Ended December 31, 2017, Compared with Year Ended December 31, 2016
A summary of net cash provided by operating activities is shown below (in millions):

For the year ended December 31,	2017	2016	Incremental Increase (Decrease) in Operating Cash Flow
Consolidated net income and depreciation and amortization	$1,809	$1,419	$390
Net change in working capital items:
Accounts receivable	(115)	(176)	61
Inventory	(76)	(54)	(22)
Accounts payable	195	158	37
Accrued liabilities and other	68	160	(92)
Net change in working capital items	72	88	(16)
Other	(98)	112	(210)
Net cash provided by operating activities	$1,783	$1,619	$164
In 2017, increases in accounts receivable, inventories and accounts payable primarily reflect higher working capital to support the increase in our sales. In 2017, changes in accrued liabilities and other primarily reflect the timing of payment of accrued liabilities. Other includes our deferred tax (benefit) provision, which was ($81) million in 2017, as compared to $104 million in 2016, resulting in a decrease in operating cash flows of $185 million between years.

Net cash used in investing activities was $869 million in 2017, as compared to $637 million in 2016. In 2017, we paid $292 million for the acquisition of Antolin Seating. In 2016, we paid $149 million for the acquisition of AccuMED Holdings Corp. ("AccuMED"). Capital spending in 2018 is estimated at $630 million.
Net cash used in financing activities was $742 million in 2017, as compared to $873 million in 2016. In 2017, we received net proceeds of $745 million related to the issuance of the 2027 Notes, paid $517 million related to the redemption of the outstanding 2023 Notes and repaid a net of $203 million in connection with the refinancing of the Credit Agreement (see "— Credit Agreement" and "— Senior Notes" below). Also in 2017, we paid $451 million for repurchases of our common stock, $138 million of dividends to Lear stockholders and $82 million of dividends to noncontrolling interest holders. In 2016, we paid $659 million for repurchases of our common stock, $89 million of dividends to Lear stockholders and $33 million of dividends to noncontrolling interest holders.
For further information regarding our 2017 and 2016 financing transactions, see "— Capitalization" below and Note 6, "Debt," and Note 9, "Capital Stock, Accumulated Other Comprehensive Loss and Equity," to the consolidated financial statements included in this Report.
Year Ended December 31, 2016, Compared with Year Ended December 31, 2015
A summary of net cash provided by operating activities is shown below (in millions):

For the year ended December 31,	2016	2015	Incremental Increase (Decrease) in Operating Cash Flow
Consolidated net income and depreciation and amortization	$1,419	$1,144	$275
Net change in working capital items:
Accounts receivable	(176)	(173)	(3)
Inventory	(54)	4	(58)
Accounts payable	158	76	82
Accrued liabilities and other	160	151	9
Net change in working capital items	88	58	30
Other	112	69	43
Net cash provided by operating activities	$1,619	$1,271	$348
In 2016, increases in accounts receivable, inventories and accounts payable primarily reflect higher working capital to support the increase in our sales. In 2016, changes in accrued liabilities and other primarily reflect the timing of payment of accrued liabilities.
Net cash used in investing activities was $637 million in 2016, as compared to $965 million in 2015. In 2016, we paid $149 million for the acquisition of AccuMED. In 2015, we paid $465 million for the acquisition of Everett Smith Group Ltd., the parent of Eagle Ottawa, LLC ("Eagle Ottawa").
Net cash used in financing activities was $873 million in 2016, as compared to $156 million in 2015. In 2016 and 2015, we paid $659 million and $487 million, respectively, for repurchases of our common stock. In 2015, we borrowed $500 million under our prior term loan facility (see "— Credit Agreement" below) to finance, in part, the acquisition of Eagle Ottawa.
For further information regarding our 2016 and 2015 financing transactions, see "— Capitalization" below and Note 6, "Debt," and Note 9, "Capital Stock, Equity and Accumulated Other Comprehensive Loss," to the consolidated financial statements included in this Report.
Capitalization
From time to time, we utilize committed and uncommitted credit facilities to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries, in addition to cash provided by operating activities. As of December 31, 2017, we had no short-term debt balances outstanding. As of December 31, 2016, our short-term debt balance was $9 million. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors.

Senior Notes
As of December 31, 2017, our senior notes (collectively, the "Notes") consist of the amounts shown below (in millions, except stated coupon rates):

Note	Aggregate Principal Amount at Maturity	Stated Coupon Rate
Senior unsecured notes due 2024 (the "2024 Notes")	$325	5.375%
Senior unsecured notes due 2025 (the "2025 Notes")	650	5.25%
Senior unsecured notes due 2027 (the "2027 Notes")	750	3.8%
	$1,725
The issue, maturity and interest payable dates of the Notes are shown below:

Note	Issuance Date	Maturity Date	Interest Payable Dates
2024 Notes	March 2014	March 15, 2024	March 15 and September 15
2025 Notes	November 2014	January 15, 2025	January 15 and July 15
2027 Notes	August 2017	September 15, 2027	March 15 and September 15
The 2027 Notes were priced at 99.294% of par, resulting in a yield to maturity of 3.885%. The proceeds from the offering of $745 million, after original issue discount, were used to redeem the outstanding $500 million in aggregate principal amount of the 2023 Notes at a redemption price equal to 100% of the aggregate principal amount thereof, plus a "make-whole" premium of $17 million, as well as to refinance a portion of our $500 million prior term loan facility (see "— Credit Agreement" below). In connection with these transactions, we recognized a loss of $21 million on the extinguishment of debt and paid related issuance costs of $6 million.
The Notes are senior unsecured obligations. As discussed further in "— Credit Agreement" below, upon termination of our prior credit agreement, the subsidiaries that previously guaranteed the 2024 Notes and 2025 Notes were automatically released as guarantors. There are currently no guarantors of our obligations under the Notes.
The indentures governing the Notes contain certain restrictive covenants and customary events of default. As of December 31, 2017, we were in compliance with all covenants under the indentures governing the Notes.
For further information related to the Notes, including information on early redemption, covenants and events of default, see Note 6, "Debt," to the consolidated financial statements included in this Report and the indentures governing the Notes which have been incorporated by reference as exhibits to this Report.
Credit Agreement
In August 2017, we entered into a new Credit Agreement consisting of a $1.75 billion Revolving Credit Facility and a $250 Term Loan Facility, both of which mature on August 8, 2022. In connection with this transaction, we borrowed $250 million under the Term Loan Facility. At the same time, we terminated our previously existing credit agreement, which consisted of a $1.25 billion revolving credit facility and a $500 million term loan facility, and repaid amounts outstanding under the term loan facility of $453 million. Together with the offering of the 2027 Notes, these transactions extended our maturity profile and increased our operational flexibility and borrowing capacity.
The Credit Agreement eliminated subsidiary guarantees required under our prior credit agreement. There are currently no guarantors of our obligations under the Credit Agreement.
As of December 31, 2017, we were in compliance with all covenants under the Credit Agreement.
For further information related to the Credit Agreement, including information on pricing, covenants and events of default, see Note 6, "Debt," to the consolidated financial statements included in this Report and the amended and restated credit agreement, which has been incorporated by reference as an exhibit to this Report.

Contractual Obligations
The scheduled maturities of the Notes, obligations under the Credit Agreement and the scheduled interest payments on the Notes as of the date of this Report are shown below (in millions). In addition, our lease commitments under non-cancelable operating leases as of December 31, 2017, are shown below (in millions):

	2018	2019	2020	2021	2022	Thereafter	Total
Senior notes	$—	$—	$—	$—	$—	$1,725	$1,725
Credit agreement — term loan facility	6	8	14	14	206	—	248
Scheduled interest payments	83	80	80	80	80	254	657
Lease commitments	103	90	77	60	49	170	549
Total	$192	$178	$171	$154	$335	$2,149	$3,179
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
We may be required to make significant cash outlays related to our unrecognized tax benefits, including interest and penalties. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, including interest and penalties, of $43 million as of December 31, 2017, have been excluded from the contractual obligations table above. For further information related to our unrecognized tax benefits, see Note 7, "Income Taxes," to the consolidated financial statements included in this Report.
We also have minimum funding requirements with respect to our pension obligation. We may elect to make contributions in excess of the minimum funding requirements in response to investment performance or changes in interest rates or when we believe that it is financially advantageous to do so and based on our other cash requirements. Our minimum funding requirements after 2018 will depend on several factors, including investment performance and interest rates. Our minimum funding requirements may also be affected by changes in applicable legal requirements. Our minimum required contributions to our domestic and foreign pension plans, including distributions to participants in certain of our non-qualified defined benefit plans, are expected to be approximately $10 million to $15 million in 2018. We also have payments due with respect to our postretirement benefit obligation. We do not fund our postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees. We expect payments related to our postretirement benefit obligation to be approximately $6 million in 2018.
For further information related to our pension and other postretirement benefit plans, see "— Other Matters — Pension and Other Postretirement Defined Benefit Plans" and Note 8, "Pension and Other Postretirement Benefit Plans," to the consolidated financial statements included in this Report.
Accounts Receivable Factoring
One of our European subsidiaries has an uncommitted factoring agreement, which provides for aggregate purchases of specified customer accounts of up to €200 million. As of December 31, 2017, there were no factored receivables outstanding. We cannot provide any assurances that this factoring facility will be available or utilized in the future.
Common Stock Share Repurchase Program
See Item 5, "Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."
Dividends
See Item 5, "Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

Adequacy of Liquidity Sources
As of December 31, 2017, we had approximately $1.5 billion of cash and cash equivalents on hand and $1.75 billion in available borrowing capacity under our Revolving Credit Facility. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly dividends and repurchase shares of our common stock pursuant to our authorized common stock share repurchase program (see Item 5, "Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities"). Our future financial results and our ability to continue to meet our liquidity needs are subject to, and will be affected by, cash flows from operations, including the impact of restructuring activities, automotive industry conditions, the financial condition of our customers and suppliers and other related factors. Additionally, an economic downturn or reduction in production levels could negatively impact our financial condition. For further discussion of the risks and uncertainties affecting our cash flows from operations and our overall liquidity, see Part I — Item 1A, "Risk Factors," "— Executive Overview" above and "— Forward-Looking Statements" below.
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
A summary of the notional amount and estimated aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

December 31	2017	2016
Notional amount (contract maturities < 24 months)	$2,220	$1,956
Fair value	(23)	(54)
Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Thai baht, the Chinese renminbi, the Brazilian real, the Japanese yen and the Canadian dollar. We have performed a sensitivity analysis of our net transactional exposure, as shown below (in millions):

		Potential Earnings Benefit (Adverse Earnings Impact)
December 31	Hypothetical Strengthening % (1)	2017	2016
U.S. dollar	10%	$(19)	$(19)
Euro	10%	25	16

(1)	Relative to all other currencies to which it is exposed for a twelve-month period
We have performed a sensitivity analysis related to the aggregate fair value of our outstanding foreign exchange contracts, as shown below (in millions):

		Estimated Change in Fair Value
December 31	Hypothetical Change % (2)	2017	2016
U.S. dollar	10%	$23	$50
Euro	10%	76	35

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
In addition to the transactional exposure described above, our operating results are impacted by the translation of our foreign operating income into U.S. dollars ("translational exposure"). In 2017, net sales outside of the United States accounted for 81% of our consolidated net sales, although certain non-U.S. sales are U.S. dollar denominated. We do not enter into foreign exchange contracts to mitigate our translational exposure.
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
Other Matters
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of December 31, 2017, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $26 million. In addition, as of December 31, 2017, we had recorded reserves for product liability claims and environmental matters of $47 million and $9 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Part I — Item 1A, "Risk Factors." For a more complete description of our outstanding material legal proceedings, see Note 11, "Commitments and Contingencies," to the consolidated financial statements included in this Report.
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
Impairment of Goodwill
As of December 31, 2017 and 2016, we had recorded goodwill of $1,401 million and $1,121 million, respectively. Goodwill is not amortized but is tested for impairment on at least an annual basis. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment is more likely than not to have occurred. In conducting our annual impairment testing, we may first perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If not, no further goodwill impairment testing is performed. If it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or if we elect not to perform a qualitative assessment of a reporting unit, we then compare the fair value of the reporting unit to the related net book value. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. We conduct our annual impairment testing as of the first day of our fourth quarter.
We utilize an income approach to estimate the fair value of each of our reporting units and a market valuation approach to further support this analysis. The income approach is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. This approach also mitigates the impact of cyclical trends that occur in the industry. Fair value is estimated using recent automotive industry and specific platform production volume projections, which are based on both third-party and internally developed forecasts, as well as commercial and discount rate assumptions. The discount rate used is the value-weighted average of our estimated cost of equity and of debt ("cost of capital") derived using both known and estimated customary market metrics. Our weighted average cost of capital is adjusted by reporting unit to reflect a risk factor, if necessary. Other significant assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions to this analysis, we believe that the income approach provides a reasonable estimate of the fair value of our reporting units. The market valuation approach is used to further support our analysis and is based on recent transactions involving comparable companies.
In 2017, we performed a qualitative assessment of our reporting units. The assessment was completed as of the first day of our fourth quarter. The assessment indicated that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying value. We do not believe that any of our reporting units is at risk for impairment.
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
For the years ended December 31, 2017, 2016 and 2015, we recognized fixed asset impairment charges of $1 million, $5 million and $4 million, respectively, in conjunction with our restructuring actions, as well as additional fixed asset impairment charges of $2 million, $1 million and $2 million, respectively. See Note 4, "Restructuring," to the consolidated financial statements included in this Report.
Impairment of Investments in Affiliates
As of December 31, 2017 and 2016, we had aggregate investments in affiliates of $147 million and $154 million, respectively. We monitor our investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If we determine that an other-than-temporary decline in value has occurred, we recognize an impairment loss, which is measured as the difference between the recorded book value and the fair value of the investment. Fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values. A deterioration in industry conditions and decline in the operating results of our non-consolidated affiliates could result in the impairment of our investments.
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

Key assumptions are shown below:

	Pension	Other Postretirement
Benefit obligations as of December 31, 2017	$1,049	$98
Discount rate -
Domestic plans	3.6%	3.5%
Foreign plans	3.1%	3.5%
Net periodic benefit cost for the year ended December 31, 2017	$7	$2
Discount rate -
Domestic plans	4.1%	3.9%
Foreign plans	3.3%	3.9%
Expected return on plan assets -
Domestic plans	7.3%	N/A
Foreign plans	6.3%	N/A
Net periodic benefit cost for the year ended December 31, 2018 (1)	$(1)	$1
Discount rate -
Domestic plans	3.6%	3.5%
Foreign plans	3.1%	3.5%
Expected return on plan assets -
Domestic plans	6.5%	N/A
Foreign plans	5.9%	N/A
(1) Forecasted
The sensitivity to a 100 basis point ("bp") decrease in the discount rate and expected return on plan assets is shown below (in millions):

	Increase in Benefit Obligation		Increase in 2018 Net Periodic Benefit Cost
	Pension	Other Postretirement	Pension	Other Postretirement
100 bp decrease in discount rate	$162	$13	$4	$1
100 bp decrease in expected return on plan assets	N/A	N/A	$8	N/A
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
Our current and future provision for income taxes is impacted by the initial recognition of and changes in valuation allowances in certain countries. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future provision for income taxes will include no tax benefit with respect to losses incurred and, except for certain jurisdictions, no tax expense with respect to income generated in these countries until the respective valuation allowances are eliminated. Accordingly, income taxes are impacted by changes in valuation allowances and the mix of earnings among jurisdictions. We evaluate the realizability of our deferred tax assets on a quarterly basis. In completing this evaluation, we consider all available evidence in order to determine whether, based on the weight of the evidence, a valuation allowance for our deferred tax assets is necessary. Such evidence includes historical results, future reversals of existing taxable temporary differences and expectations for future taxable income (exclusive of the reversal of temporary differences and carryforwards), as well as the implementation of feasible and prudent tax planning strategies. If, based on the weight of the evidence, it is more likely than not that all or a portion of our deferred tax assets will not be realized, a valuation allowance is recorded. As of December 31, 2017, we had a valuation allowance related to tax loss and credit carryforwards and other deferred tax assets of $21 million in the United States and $381 million in several international jurisdictions. If operating results improve or decline on a continual basis in a particular jurisdiction, our decision regarding the need for a valuation allowance could change, resulting in either the initial recognition or reversal of a valuation allowance in that jurisdiction, which could have a significant impact on income tax expense in the period recognized and subsequent periods. In determining the provision for income taxes for financial statement purposes, we make certain estimates and judgments, which affect our evaluation of the carrying value of our deferred tax assets, as well as our calculation of certain tax liabilities.
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
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on all offshore earnings that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 31, 2017, we have not completed our accounting for the tax effects of the Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. In the year ended December 31, 2017, the provision for income taxes includes provisional income tax expense of $174 million related to items for which we were able to determine a reasonable estimate. In all cases, we will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may be affected as additional regulatory guidance is issued with respect to the Act. Any adjustments to the provisional amounts will be recognized as a component of the provision for income taxes in the period in which such adjustments are determined, but in any event, no later than the fourth quarter of 2018.
Provisional Amounts
Deferred tax assets and liabilities: We remeasured our U.S. deferred tax assets and liabilities at 21%. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. In the year ended December 31, 2017, the provision for income taxes includes provisional income tax expense of $43 million related to the remeasurement of deferred tax balances.
Transition Tax on Deferred Foreign Earnings: The one-time transition tax is based on our post-1986 earnings and profits ("E&P") that were previously deferred from U.S. income taxes. In the year ended December 31, 2017, the provision for income taxes includes provisional income tax expense of $131 million related to the one-time transition tax liability of our foreign subsidiaries. We have not completed our calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 E&P previously deferred from U.S. income taxes and the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax. However, we continue to recognize a deferred tax liability related to foreign withholding tax that will be incurred for undistributed foreign earnings that are not permanently reinvested.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2017, there were no material changes in the methods or policies used to establish estimates and assumptions. Other matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of fixed and intangible assets, unsettled pricing discussions with customers and suppliers, restructuring accruals, deferred tax asset valuation allowances and income taxes, pension and other postretirement benefit plan assumptions, accruals related to litigation, warranty and environmental remediation costs and self-insurance accruals. Actual results may differ significantly from our estimates.
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

ITEM 8 – CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Lear Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lear Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 6, 2018, expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.
Detroit, Michigan
February 6, 2018

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Lear Corporation
Opinion on Internal Control over Financial Reporting
We have audited Lear Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lear Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Grupo Antolin's automotive seating business ("Antolin Seating"), which is included in the 2017 consolidated financial statements of the Company and constituted 4% of total assets as of December 31, 2017, and 2% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Antolin Seating.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Lear Corporation and subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule, and our report dated February 6, 2018, expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Detroit, Michigan
February 6, 2018

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

December 31,	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$1,500.4	$1,271.6
Accounts receivable	3,230.8	2,746.5
Inventories	1,205.7	1,020.6
Other	676.1	610.6
Total current assets	6,613.0	5,649.3
Long-Term Assets:
Property, plant and equipment, net	2,459.4	2,019.3
Goodwill	1,401.3	1,121.3
Other	1,472.2	1,110.7
Total long-term assets	5,332.9	4,251.3
Total assets	$11,945.9	$9,900.6
Liabilities and Equity
Current Liabilities:
Short-term borrowings	$—	$8.6
Accounts payable and drafts	3,167.2	2,640.5
Accrued liabilities	1,678.1	1,497.6
Current portion of long-term debt	9.0	35.6
Total current liabilities	4,854.3	4,182.3
Long-Term Liabilities:
Long-term debt	1,951.5	1,898.0
Other	694.1	627.4
Total long-term liabilities	2,645.6	2,525.4

Redeemable noncontrolling interest	153.4	—

Equity:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 shares of Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 72,563,291 and 80,563,291 shares issued as of December 31, 2017 and 2016, respectively	0.7	0.8
Additional paid-in capital	1,215.4	1,385.3
Common stock held in treasury, 5,689,527 and 11,131,648 shares as of December 31, 2017 and 2016, respectively, at cost	(724.1)	(1,200.2)
Retained earnings	4,171.9	3,706.9
Accumulated other comprehensive loss	(513.4)	(835.6)
Lear Corporation stockholders’ equity	4,150.5	3,057.2
Noncontrolling interests	142.1	135.7
Equity	4,292.6	3,192.9
Total liabilities and equity	$11,945.9	$9,900.6
The accompanying notes are an integral part of these consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except share and per share data)

For the year ended December 31,	2017	2016	2015
Net sales	$20,467.0	$18,557.6	$18,211.4
Cost of sales	18,175.9	16,455.5	16,391.6
Selling, general and administrative expenses	635.2	621.9	580.5
Amortization of intangible assets	47.6	53.0	52.5
Interest expense	85.7	82.5	86.7
Other (income) expense, net	(4.1)	6.4	68.6
Consolidated income before provision for income taxes and equity in net income of affiliates	1,526.7	1,338.3	1,031.5
Provision for income taxes	197.5	370.2	285.5
Equity in net income of affiliates	(51.7)	(72.4)	(49.8)
Consolidated net income	1,380.9	1,040.5	795.8
Less: Net income attributable to noncontrolling interests	67.5	65.4	50.3
Net income attributable to Lear	$1,313.4	$975.1	$745.5

Basic net income per share available to Lear common stockholders	$18.79	$13.48	$9.71

Diluted net income per share available to Lear common stockholders	$18.59	$13.33	$9.59

Average common shares outstanding	68,542,363	72,345,436	76,754,270

Average diluted shares outstanding	69,277,981	73,124,949	77,767,017
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

For the year ended December 31,	2017	2016	2015
Consolidated net income	$1,380.9	$1,040.5	$795.8
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	8.8	1.8	24.6
Derivative instruments and hedging activities	22.2	(6.4)	(5.5)
Foreign currency translation adjustments	305.0	(109.5)	(251.1)
Total other comprehensive income (loss)	336.0	(114.1)	(232.0)
Consolidated comprehensive income	1,716.9	926.4	563.8
Less: Comprehensive income attributable to noncontrolling interests	81.3	56.8	46.4
Comprehensive income attributable to Lear	$1,635.6	$869.6	$517.4
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except share data)

	Redeemable Non- controlling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury	Retained Earnings
Balance as of December 31, 2014	$—	$—	$0.8	$1,475.2	$(176.9)	$2,161.7
Comprehensive income (loss):	—
Net income	—	—	—	—	—	745.5
Other comprehensive income (loss)	—	—	—	—	—	—
Total comprehensive income (loss)	—	—	—	—	—	745.5
Stock-based compensation	—	—	—	65.7	—	—
Excess tax benefits related to stock-based compensation	—	—	—	2.5	—	—
Net issuances of 807,015 shares held in treasury in settlement of stock-based compensation	—	—	—	(91.5)	41.3	—
Repurchases of 4,366,365 shares of common stock at an average price of $111.62 per share	—	—	—	—	(487.4)	—
Dividends declared to Lear Corporation stockholders	—	—	—	—	—	(79.4)
Dividends paid to noncontrolling interests	—	—	—	—	—	—
Additions to noncontrolling interests	—	—	—	—	—	—
Balance as of December 31, 2015	$—	$—	$0.8	$1,451.9	$(623.0)	$2,827.8
Comprehensive income (loss):
Net income	—	—	—	—	—	975.1
Other comprehensive income (loss)	—	—	—	—	—	—
Total comprehensive income (loss)	—	—	—	—	—	975.1
Stock-based compensation	—	—	—	68.2	—	—
Excess tax benefits related to stock-based compensation	—	—	—	8.8	—	—
Net issuances of 783,793 shares held in treasury in settlement of stock-based compensation	—	—	—	(124.2)	81.6	(4.7)
Repurchases of 5,816,363 shares of common stock at an average price of $113.26 per share	—	—	—	—	(658.8)	—
Dividends declared to Lear Corporation stockholders	—	—	—	—	—	(89.1)
Dividends paid to noncontrolling interests	—	—	—	—	—	—
Affiliate transaction	—	—	—	—	—	—
Acquisition of outstanding noncontrolling interests	—	—	—	(19.4)	—	—
Noncontrolling interests — other	—	—	—	—	—	(2.2)
Balance as of December 31, 2016	$—	$—	$0.8	$1,385.3	$(1,200.2)	$3,706.9
Comprehensive income:
Net income	3.2	—	—	—	—	1,313.4
Other comprehensive income	4.6	—	—	—	—	—
Total comprehensive income	7.8	—	—	—	—	1,313.4
Adoption of ASU 2016-09 (Note 7, "Taxes")	—	—	—	—	—	52.9
Stock-based compensation	—	—	—	70.2	—	—
Net issuances of 456,252 shares held in treasury in settlement of stock-based compensation	—	—	—	(84.2)	39.0
Repurchases of 3,014,131 shares of common stock at an average price of $150.77 per share	—	—	—	—	(454.4)	—
Retirement of 8,000,000 shares held in treasury at average price of $111.43 per share	—	—	(0.1)	(155.9)	891.5	(735.5)
Dividends declared to Lear Corporation stockholders	—	—	—	—	—	(140.3)
Dividends declared to noncontrolling interests	(4.9)	—	—	—	—	—
Affiliate transaction	125.0	—	—	—	—	—
Redeemable noncontrolling interest adjustment	25.5	—	—	—	—	(25.5)
Balance as of December 31, 2017	$153.4	$—	$0.7	$1,215.4	$(724.1)	$4,171.9
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(In millions, except share data)

	Accumulated Other Comprehensive Loss, net of tax
	Defined Benefit Plans	Derivative Instruments and Hedging Activities	Cumulative Translation Adjustments	Lear Corporation Stockholders’ Equity	Non-controlling Interests	Equity
Balance as of December 31, 2014	$(219.2)	$(33.2)	$(249.6)	$2,958.8	$70.5	$3,029.3
Comprehensive income (loss):
Net income	—	—	—	745.5	50.3	795.8
Other comprehensive income (loss)	24.6	(5.5)	(247.2)	(228.1)	(3.9)	(232.0)
Total comprehensive income (loss)	24.6	(5.5)	(247.2)	517.4	46.4	563.8
Stock-based compensation	—	—	—	65.7	—	65.7
Excess tax benefits related to stock-based compensation	—	—	—	2.5	—	2.5
Net issuances of 807,015 shares held in treasury in settlement of stock-based compensation	—	—	—	(50.2)	—	(50.2)
Repurchases of 4,366,365 shares of common stock at an average price of $111.62 per share	—	—	—	(487.4)	—	(487.4)
Dividends declared to Lear Corporation stockholders	—	—	—	(79.4)	—	(79.4)
Dividends paid to noncontrolling interests	—	—	—	—	(29.3)	(29.3)
Additions to noncontrolling interests	—	—	—	—	2.7	2.7
Balance as of December 31, 2015	$(194.6)	$(38.7)	$(496.8)	$2,927.4	$90.3	$3,017.7
Comprehensive income (loss):
Net income	—	—	—	975.1	65.4	1,040.5
Other comprehensive income (loss)	1.8	(6.4)	(100.9)	(105.5)	(8.6)	(114.1)
Total comprehensive income (loss)	1.8	(6.4)	(100.9)	869.6	56.8	926.4
Stock-based compensation	—	—	—	68.2	—	68.2
Excess tax benefits related to stock-based compensation	—	—	—	8.8	—	8.8
Net issuances of 783,793 shares held in treasury in settlement of stock-based compensation	—	—	—	(47.3)	—	(47.3)
Repurchases of 5,816,363 shares of common stock at an average price of $113.26 per share	—	—	—	(658.8)	—	(658.8)
Dividends declared to Lear Corporation stockholders	—	—	—	(89.1)	—	(89.1)
Dividends paid to noncontrolling interests	—	—	—	—	(41.2)	(41.2)
Affiliate transaction	—	—	—	—	41.0	41.0
Acquisition of outstanding noncontrolling interests				(19.4)	(13.4)	(32.8)
Noncontrolling interests — other	—	—	—	(2.2)	2.2	—
Balance as of December 31, 2016	$(192.8)	$(45.1)	$(597.7)	$3,057.2	$135.7	$3,192.9
Comprehensive income:
Net income	—	—	—	1,313.4	64.3	1,377.7
Other comprehensive income	8.8	22.2	291.2	322.2	9.2	331.4
Total comprehensive income	8.8	22.2	291.2	1,635.6	73.5	1,709.1
Adoption of ASU 2016-09 (Note 7, "Taxes")	—	—	—	52.9	—	52.9
Stock-based compensation	—	—	—	70.2	—	70.2
Net issuances of 456,252 shares held in treasury in settlement of stock-based compensation	—	—	—	(45.2)	—	(45.2)
Repurchases of 3,014,131 shares of common stock at an average price of $150.77 per share	—	—	—	(454.4)	—	(454.4)
Retirement of 8,000,000 shares held in treasury at average price of $111.43 per share	—	—	—	—	—	—
Dividends declared to Lear Corporation stockholders	—	—	—	(140.3)	—	(140.3)
Dividends declared to noncontrolling interests	—	—	—	—	(67.1)	(67.1)
Affiliate transaction	—	—	—	—	—	—
Redeemable noncontrolling interest adjustment	—	—	—	(25.5)		(25.5)
Balance as of December 31, 2017	$(184.0)	$(22.9)	$(306.5)	$4,150.5	$142.1	$4,292.6
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

For the year ended December 31,	2017	2016	2015
Cash Flows from Operating Activities:
Consolidated net income	$1,380.9	$1,040.5	$795.8
Adjustments to reconcile consolidated net income to net cash provided by operating activities –
Equity in net income of affiliates	(51.7)	(72.4)	(49.8)
Loss on extinguishment of debt	21.2	—	14.3
Fixed asset impairment charges	3.4	5.4	5.7
Deferred tax (benefit) provision	(81.3)	103.6	48.6
Depreciation and amortization	427.7	378.2	347.8
Stock-based compensation	70.2	68.2	65.7
Net change in recoverable customer engineering, development and tooling	(54.1)	(16.9)	(57.8)
Net change in working capital items (see below)	72.5	88.1	58.0
Changes in other long-term liabilities	6.6	(12.9)	(20.2)
Changes in other long-term assets	2.1	38.3	44.3
Other, net	(14.4)	(0.8)	18.7
Net cash provided by operating activities	1,783.1	1,619.3	1,271.1
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(594.5)	(528.3)	(485.8)
Acquisitions, net of cash acquired and use of $350 million restricted cash in 2015 (see non-cash investing activities below) (Note 3)	(292.4)	(155.9)	(499.2)
Other, net	18.3	47.1	19.7
Net cash used in investing activities	(868.6)	(637.1)	(965.3)
Cash Flows from Financing Activities:
New credit agreement borrowings	250.0	—	—
New credit agreement repayments	(1.6)	—	—
Prior credit agreement borrowings	—	—	500.0
Prior credit agreement repayments	(468.7)	(21.9)	(9.4)
Short-term borrowings (repayments), net	(8.9)	9.1	—
Proceeds from the issuance of senior notes	744.7	—	—
Repurchase of senior notes, net of use of $250 million restricted cash in 2015 (see non-cash financing activities below) (Note 6)	(517.0)	—	(5.0)
Payment of debt issuance and other financing costs	(11.9)	—	—
Repurchase of common stock	(450.5)	(658.8)	(487.4)
Dividends paid to Lear Corporation stockholders	(137.7)	(88.8)	(78.5)
Dividends paid to noncontrolling interests	(81.6)	(33.3)	(27.8)
Other, net	(58.8)	(79.2)	(48.2)
Net cash used in financing activities	(742.0)	(872.9)	(156.3)
Effect of foreign currency translation	56.3	(34.3)	(47.0)
Net Change in Cash and Cash Equivalents	228.8	75.0	102.5
Cash and Cash Equivalents as of Beginning of Period	1,271.6	1,196.6	1,094.1
Cash and Cash Equivalents as of End of Period	$1,500.4	$1,271.6	$1,196.6
Changes in Working Capital Items:
Accounts receivable	$(115.2)	$(176.3)	$(173.4)
Inventories	(76.0)	(53.5)	4.1
Accounts payable (including $45.7 million of cash paid in 2015 in conjunction with the acquisition of Eagle Ottawa to settle pre-existing accounts payable)	195.3	157.6	76.2
Accrued liabilities and other	68.4	160.3	151.1
Net change in working capital items	$72.5	$88.1	$58.0
Supplementary Disclosure:
Cash paid for interest	$94.0	$88.8	$85.6
Cash paid for income taxes, net of refunds received of $35.5 million in 2017, $16.4 million in 2016 and $11.9 million in 2015	$284.0	$237.6	$218.7
Non-cash Investing Activities:
Cash restricted for use - acquisition of Eagle Ottawa	$—	$—	$(350.0)
Non-cash Financing Activities:
Cash restricted for use - repurchase of senior notes	$—	$—	$(250.0)
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
Accounts Receivable
The Company records accounts receivable as title is transferred to its customers. The Company’s customers are the world’s major automotive manufacturers. The Company records accounts receivable reserves for known collectibility issues, as such issues relate to specific transactions or customer balances. As of December 31, 2017 and 2016, accounts receivable are reflected net of reserves of $41.8 million and $32.8 million, respectively. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected. Generally, the Company does not require collateral for its accounts receivable.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. The Company records reserves for inventory in excess of production and/or forecasted requirements and for obsolete inventory in production and service inventories. A summary of inventories is shown below (in millions):

December 31,	2017	2016
Raw materials	$869.3	$746.3
Work-in-process	120.8	106.4
Finished goods	324.8	262.3
Reserves	(109.2)	(94.4)
Inventories	$1,205.7	$1,020.6
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

During 2017 and 2016, the Company capitalized $257.4 million and $179.3 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During 2017 and 2016, the Company also capitalized $115.4 million and $96.0 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying consolidated balance sheets as of December 31, 2016 and 2015. During 2017 and 2016, the Company collected $311.1 million and $264.6 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer E&D and tooling costs related to long-term supply agreements is shown below (in millions):

December 31,	2017	2016
Current	$248.1	$185.9
Long-term	59.3	43.4
Recoverable customer E&D and tooling	$307.4	$229.3
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

Buildings and improvements	10 to 40 years
Machinery and equipment	5 to 10 years
A summary of property, plant and equipment is shown below (in millions):

December 31,	2017	2016
Land	$118.8	$101.7
Buildings and improvements	797.7	648.1
Machinery and equipment	3,077.4	2,459.6
Construction in progress	355.6	296.4
Total property, plant and equipment	4,349.5	3,505.8
Less – accumulated depreciation	(1,890.1)	(1,486.5)
Net property, plant and equipment	$2,459.4	$2,019.3
For the years ended December 31, 2017, 2016 and 2015, depreciation expense was $380.1 million, $325.2 million and $295.3 million, respectively. As of December 31, 2017, 2016 and 2015, capital expenditures recorded in accounts payable totaled $119.7 million, $117.8 million and $91.6 million, respectively.
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
The Company utilizes an income approach to estimate the fair value of each of its reporting units and a market valuation approach to further support this analysis. The income approach is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of cash flows. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. This approach also mitigates the impact of cyclical trends that occur in the industry. Fair value is

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

estimated using recent automotive industry and specific platform production volume projections, which are based on both third-party and internally developed forecasts, as well as commercial and discount rate assumptions. The discount rate used is the value-weighted average of the Company’s estimated cost of equity and of debt ("cost of capital") derived using both known and estimated customary market metrics. The Company’s weighted average cost of capital is adjusted by reporting unit to reflect a risk factor, if necessary. Other significant assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions to this analysis, the Company believes that the income approach provides a reasonable estimate of the fair value of its reporting units. The market valuation approach is used to further support the Company’s analysis and is based on recent transactions involving comparable companies.
In 2017, the Company performed a qualitative assessment of its reporting units. The assessment was completed as of the first day of our fourth quarter. The assessment indicated that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying value. The Company does not believe that any of our reporting units is at risk for impairment.
A summary of the changes in the carrying amount of goodwill for each of the periods in the two years ended December 31, 2017, is shown below (in millions):

	Seating	E-Systems	Total
Balance as of December 31, 2015	$1,026.8	$27.0	$1,053.8
Acquisitions	72.0	2.6	74.6
Affiliate transaction	8.9	—	8.9
Foreign currency translation and other	(16.5)	0.5	(16.0)
Balance as of December 31, 2016	1,091.2	30.1	1,121.3
Acquisition	123.3	—	123.3
Affiliate transaction	—	94.4	94.4
Foreign currency translation and other	59.9	2.4	62.3
Balance as of December 31, 2017	$1,274.4	$126.9	$1,401.3
For further information related to acquisitions and affiliate transactions, see Note 3, "Acquisitions," and Note 5, "Investments in Affiliates and Other Related Party Transactions."
Intangible Assets
As of December 31, 2017, intangible assets consist primarily of certain intangible assets recorded in connection with the acquisitions of Guilford Mills in 2012, Eagle Ottawa in 2015, AccuMED in 2016 and Antolin Seating in 2017 (Note 3, "Acquisitions"). These intangible assets were recorded at their estimated fair value, based on independent appraisals, as of the transaction or acquisition date. The value assigned to technology intangibles is based on the royalty savings method, which applies a hypothetical royalty rate to projected revenues attributable to the identified technologies. Royalty rates were determined based primarily on analysis of market information. The customer-based intangible asset includes the acquired entity's established relationships with its customers and the ability of these customers to generate future economic profits for the Company. The value assigned to customer-based intangibles is based on the present value of future earnings attributable to the asset group after recognition of required returns to other contributory assets.
A summary of intangible assets as of December 31, 2017 and 2016, is shown below (in millions):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (years)
Technology	$22.2	$(9.3)	$12.9	8.6
Customer-based	544.6	(113.9)	430.7	11.6
Other	1.4	(0.9)	0.5	5.2
Balance as of December 31, 2017	$568.2	$(124.1)	$444.1	11.5
Intangible assets with a gross carrying value of $17.0 million became fully amortized in 2017 and are no longer included in the intangible asset gross carrying value or accumulated amortization as of December 31, 2017.

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

Year	Expense
2018	$51.4
2019	50.8
2020	49.1
2021	47.3
2022	46.3
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
For the years ended December 31, 2017, 2016 and 2015, the Company recognized fixed asset impairment charges of $1.3 million, $4.7 million and $3.9 million respectively, in conjunction with its restructuring actions (Note 4, "Restructuring"), as well as additional fixed asset impairment charges of $2.1 million, $0.7 million and $1.8 million, respectively. Fixed asset impairment charges are recorded in cost of sales in the accompanying consolidated statements of income for the years ended December 31, 2017, 2016 and 2015.
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
Restructuring Costs
Restructuring costs include employee termination benefits, fixed asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. These incremental costs principally include equipment and personnel relocation costs. In addition to restructuring costs, the Company also incurs incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs are recognized in the Company’s consolidated financial statements in accordance with GAAP. Generally, charges are recorded as restructuring actions are approved and/or implemented.
Engineering and Development
Costs incurred in connection with product launches, to the extent not recoverable from the Company’s customers, are charged to cost of sales as incurred. All other engineering and development costs are charged to selling, general and administrative expenses when incurred. Engineering and development costs charged to selling, general and administrative expenses totaled $147.9 million, $143.7 million and $126.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Other (Income) Expense, Net
Other (income) expense, net includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the extinguishment of debt (Note 6, "Debt"), gains and losses on the disposal of fixed assets and other miscellaneous income and expense. A summary of other (income) expense, net is shown below (in millions):

For the year ended December 31,	2017	2016	2015
Other expense	$57.2	$42.2	$71.4
Other income	(61.3)	(35.8)	(2.8)
Other (income) expense, net	$(4.1)	$6.4	$68.6
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
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on all offshore earnings that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 31, 2017, the Company has not completed its accounting for the tax effects of the Act; however, in certain cases, as described below, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. In the year ended December 31, 2017, the provision for income taxes includes provisional income tax expense of $173.5 million related to items for which the Company was able to determine a reasonable estimate. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. In addition, the Company's estimates may be affected as additional regulatory guidance is issued with respect to the Act. Any adjustments to the provisional amounts will be recognized as a component of the provision for income taxes in the period in which such adjustments are determined, but in any event, no later than the fourth quarter of 2018.
Provisional Amounts
Deferred tax assets and liabilities: The Company remeasured its U.S. deferred tax assets and liabilities at 21%. However, the Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. In the year ended December 31, 2017, the provision for income taxes includes provisional income tax expense of $42.5 million related to the remeasurement of deferred tax balances.
Transition Tax on Deferred Foreign Earnings: The one-time transition tax is based on the Company's post-1986 earnings and profits ("E&P") that were previously deferred from U.S. income taxes. In the year ended December 31, 2017, the provision for income taxes includes provisional income tax expense of $131.0 million related to the one-time transition tax liability of the Company's foreign subsidiaries. The Company has not completed its calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 E&P previously deferred from U.S. income taxes and the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax. However, the Company continues to recognize a deferred tax liability related to foreign withholding tax that will be incurred for undistributed foreign earnings that are not permanently reinvested.
Foreign Currency
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
Transaction gains and losses that arise from foreign exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except certain long-term intercompany transactions, are included in the consolidated statements of income as incurred. For the years ended December 31, 2017, 2016 and 2015, other (income) expense, net includes net foreign currency transaction losses of $5.1 million, $7.6 million and $28.5 million, respectively.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Stock-Based Compensation
The Company measures stock-based employee compensation expense at fair value in accordance with GAAP and recognizes such expense over the vesting period of the stock-based employee awards.
Net Income Per Share Attributable to Lear
Basic net income per share available to Lear common stockholders is computed using the two-class method by dividing net income attributable to Lear, after deducting the redemption adjustment related to redeemable noncontrolling interest, by the average number of common shares outstanding during the period. Common shares issuable upon the satisfaction of certain conditions pursuant to a contractual agreement are considered common shares outstanding and are included in the computation of basic net income per share available to Lear common stockholders.
Diluted net income per share available to Lear common stockholders is computed using the two-class method by dividing net income attributable to Lear, after deducting the redemption adjustment related to redeemable noncontrolling interest, by the average number of common shares outstanding, including the dilutive effect of common stock equivalents computed using the treasury stock method and the average share price during the period.
A summary of information used to compute basic and diluted net income per share available to Lear common stockholders is shown below (in millions, except share and per share data):

For the year ended December 31,	2017	2016	2015
Net income attributable to Lear	$1,313.4	$975.1	$745.5
Less: Redeemable noncontrolling interest adjustment	(25.5)	—	—
Net income available to Lear common stockholders	$1,287.9	$975.1	$745.5

Average common shares outstanding	68,542,363	72,345,436	76,754,270
Dilutive effect of common stock equivalents	735,618	779,513	1,012,747
Average diluted shares outstanding	69,277,981	73,124,949	77,767,017

Basic net income per share available to Lear common stockholders	$18.79	$13.48	$9.71

Diluted net income per share available to Lear common stockholders	$18.59	$13.33	$9.59
For further information related to the redeemable noncontrolling interest adjustment, see Note 5, "Investments in Affiliates and Other Related Party Transactions."
Product Warranty
Product warranty reserves are recorded when liability is probable and related amounts are reasonably estimable.
Segment Reporting
The Company has two reportable operating segments: Seating, which includes complete seat systems and all major seat components, including seat covers and surface materials such as leather and fabric, seat structures and mechanisms, seat foam and headrests, and E-Systems, which includes complete electrical distribution systems, electronic control modules and associated software and wireless communication modules. Key components in the electrical distribution system include wire harnesses, terminals and connectors and junction boxes, including components and systems for high power battery electric vehicle and hybrid electric vehicle power management and distribution systems. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2017, there were no material changes in the methods or policies used to establish estimates and assumptions. Other matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of fixed and intangible assets and unsettled pricing discussions with customers and suppliers (Note 2, "Summary of Significant Accounting Policies"); acquisitions (Note 3, "Acquisitions"); restructuring accruals (Note 4, "Restructuring"); deferred tax asset valuation allowances and income taxes (Note 7, "Income Taxes"); pension and other postretirement benefit plan assumptions (Note 8, "Pension and Other Postretirement Benefit Plans"); accruals related to litigation, warranty and environmental remediation costs (Note 11, "Commitments and Contingencies"); and self-insurance accruals. Actual results may differ significantly from the Company’s estimates.
Reclassifications
Certain amounts in prior years’ financial statements have been reclassified to conform to the presentation used in the year ended December 31, 2017.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(3) Acquisitions
Grupo Antolin Seating
On April 28, 2017, the Company completed the acquisition of Grupo Antolin's automotive seating business ("Antolin Seating") for $292.4 million, net of cash acquired. Antolin Seating is headquartered in France with operations in five countries in Europe and North Africa. The Antolin Seating business is comprised of just-in-time seat assembly, as well as seat structures, mechanisms and seat covers, with annual sales of approximately $485 million. In addition, the Company incurred transaction costs of $3.0 million related to advisory services, which were expensed as incurred and are recorded in selling, general and administrative expenses in the accompanying consolidated statement of income for the year ended December 31, 2017.
The Antolin Seating acquisition was accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying consolidated balance sheet as of December 31, 2017. The operating results and cash flows of Antolin Seating are included in the accompanying consolidated financial statements from the date of acquisition and in the Company's Seating segment. The purchase price and preliminary allocation are shown below (in millions):

Net purchase price	$292.4

Property, plant and equipment	$79.2
Other assets purchased and liabilities assumed, net	(31.5)
Goodwill	123.3
Intangible assets	121.4
Preliminary purchase price allocation	$292.4
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
For further information related to acquired assets measured at fair value, see Note 13, "Financial Instruments."
AccuMED
On December 21, 2016, the Company completed the acquisition of 100% of the outstanding equity interests of AccuMED Holdings Corp. ("AccuMED"), a privately-held developer and manufacturer of specialty fabrics, for $148.5 million, net of cash acquired. AccuMED has annual sales of approximately $80 million.
The AccuMED acquisition was accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying consolidated balance sheets as of December 31, 2017 and 2016. The operating results and cash flows of AccuMED are included in the accompanying consolidated financial statements from the date of acquisition and in the Company's Seating segment. The purchase price and allocation are shown below (in millions):

Purchase price paid, net of cash acquired	$148.5

Property, plant and equipment	$10.5
Other assets purchased and liabilities assumed, net	6.5
Goodwill	78.5
Intangible assets	53.0
Purchase price allocation	$148.5

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
Eagle Ottawa
On January 5, 2015, the Company completed the acquisition of 100% of the outstanding equity interests of Everett Smith Group, Ltd., the parent company of Eagle Ottawa, LLC ("Eagle Ottawa") for a purchase price of $843.9 million, net of cash acquired. Eagle Ottawa is a leading provider of leather for the automotive industry. The Eagle Ottawa acquisition was accounted for as a business combination.
Subsequent Event
On January 10, 2018, the Company completed the acquisition of Israel-based EXO Technologies ("EXO"), a leading developer of differentiated GPS technology providing high-accuracy positioning solutions for autonomous and connected vehicle applications. EXO has operations in San Mateo, California and Tel Aviv, Israel. EXO Technologies has developed core technology that addresses the need for high-accuracy positioning of a vehicle. Its proprietary technology works with existing GPS receivers to provide centimeter-level accuracy anywhere on the globe without the need for terrestrial base-station networks. The integration of EXO's technology with the Company's vehicle and connectivity expertise enables an industry-leading vehicle positioning solution.
The EXO acquisition will be accounted for as a business combination, and the assets acquired and liabilities assumed will be recognized and measured at fair value as of the acquisition date. The operating results and cash flows of EXO will be included in the consolidated financial statements from the acquisition date. The Company is preparing the preliminary estimates of the fair values of the assets acquired and liabilities assumed, which will be included in the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2018. The EXO acquisition is not a material business combination.
(4) Restructuring
2017
In 2017, the Company recorded charges of $72.6 million in connection with its restructuring actions. These charges consist of $59.2 million recorded as cost of sales, $14.3 million recorded as selling, general and administrative expenses and $0.9 million recorded as other income. The restructuring charges consist of employee termination benefits of $62.9 million, asset impairment charges of $1.3 million, pension benefit plan curtailment and settlement losses of $1.7 million and other contract termination costs of $1.7 million, as well as other related costs of $5.0 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values $1.3 million in excess of related estimated fair values. The Company expects to incur approximately $21 million of additional restructuring costs related to activities initiated as of December 31, 2017, and expects that the components of such costs will be consistent with its historical experience. Any future restructuring actions will depend upon market conditions, customer actions and other factors.
A summary of 2017 activity, excluding the pension benefit plan curtailment and settlement losses of $1.7 million, is shown below (in millions):

	Accrual as of	2017	Utilization		Accrual as of
	January 1, 2017	Charges	Cash	Non-cash	December 31, 2017
Employee termination benefits	$69.4	$62.9	$(39.3)	$—	$93.0
Asset impairments	—	1.3	—	(1.3)	—
Contract termination costs	4.6	1.7	(1.3)	—	5.0
Other related costs	—	5.0	(5.0)	—	—
Total	$74.0	$70.9	$(45.6)	$(1.3)	$98.0

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2016
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
2015
In 2015, the Company recorded charges of $88.8 million in connection with its restructuring actions. These charges consist of $68.4 million recorded as cost of sales, $18.4 million recorded as selling, general and administrative expenses and $2.0 million recorded as other expense. The restructuring charges consist of employee termination benefits of $70.0 million, asset impairment charges of $3.9 million, a pension benefit plan curtailment loss of $7.7 million and other contract termination costs $1.7 million, as well as other related costs of $5.5 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $3.9 million in excess of related estimated fair values.
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

December 31,	2017	2016	2015
Beijing BHAP Lear Automotive Systems Co., Ltd. (China)	50%	50%	50%
Dong Kwang Lear Yuhan Hoesa (Korea)	50	50	50
Industrias Cousin Freres, S.L. (Spain)	50	50	50
Jiangxi Jiangling Lear Interior Systems Co., Ltd. (China)	50	50	50
Lear Dongfeng Automotive Seating Co., Ltd. (China)	50	50	50
Changchun Lear FAWSN Automotive Electrical and Electronics Co., Ltd. (China)	49	49	49
Changchun Lear FAWSN Automotive Seat Systems Co., Ltd. (China)	49	49	49
Honduras Electrical Distribution Systems S. de R.L. de C.V. (Honduras)	49	49	49
Kyungshin-Lear Sales and Engineering LLC	49	49	49
eLumigen, LLC	46	46	30
Beijing Lear Dymos Automotive Systems Co., Ltd. (China)	40	40	40
Dymos Lear Automotive India Private Limited (India)	35	35	35
RevoLaze, LLC	20	20	20
HB Polymer Company, LLC	10	10	10
Shanghai Lear STEC Automotive Parts Co., Ltd. (China)	—	55	55
Beijing BAI Lear Automotive Systems Co., Ltd. (China)	—	—	50
Summarized group financial information for affiliates accounted for under the equity method as of December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016 and 2015, is shown below (unaudited; in millions):

December 31,	2017	2016
Balance sheet data:
Current assets	$961.4	$1,011.0
Non-current assets	203.0	197.3
Current liabilities	813.0	850.5
Non-current liabilities	26.1	26.6

For the year ended December 31,	2017	2016	2015
Income statement data:
Net sales	$2,000.4	$2,186.4	$2,087.8
Gross profit	172.8	200.6	155.5
Income before provision for income taxes	169.6	195.3	127.4
Net income attributable to affiliates	117.8	155.4	96.0
A summary of amounts recorded in the Company's consolidated balance sheets related to its affiliates is shown below (in millions):

December 31,	2017	2016
Aggregate investment in affiliates	$146.5	$153.5
Receivables due from affiliates (including notes and advances)	140.7	121.8
Payables due to affiliates	0.2	4.3

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of transactions with affiliates accounted for under the equity method and other related parties is shown below (in millions):

For the year ended December 31,	2017	2016	2015
Sales to affiliates	$499.9	$147.0	$198.5
Purchases from affiliates	9.5	17.8	26.3
Management and other fees for services provided to affiliates	26.6	25.3	36.8
Dividends received from affiliates	33.0	35.6	54.1
The Company’s investment in HB Polymer Company, LLC is accounted for under the equity method as the Company’s interest in this entity is similar to a partnership interest.
2017
On September 8, 2017, the Company gained control of Shanghai Lear STEC Automotive Parts Co., Ltd. ("Lear STEC") by amending the joint venture agreement to eliminate the substantive participating rights of its joint venture partner. Prior to the amendment, Lear STEC was accounted for under the equity method. This transaction was accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying consolidated balance sheet as of December 31, 2017. The operating results and cash flows of Lear STEC are included in the accompanying consolidated financial statements from the date of the amended joint venture agreement and are reflected in the Company’s E-Systems segment.
A preliminary summary of the fair value of the assets acquired and liabilities assumed in conjunction with the transaction is shown below (in millions):

Property, plant and equipment	$16.2
Other assets and liabilities assumed, net	42.4
Goodwill	94.4
Intangible assets	66.0
$219.0
Recognized goodwill is attributable to the assembled workforce, expected synergies and other intangible assets that do not qualify for separate recognition.
Intangible assets consist of amounts recognized for the fair value of customer-based assets and were based on an independent appraisal. Customer-based assets include Lear STEC’s established relationships with its customers and the ability of these customers to generate future economic profits for the Company. It is currently estimated that these intangible assets have a weighted average useful life of approximately twelve years.
The fair values of the assets acquired and liabilities assumed in conjunction with the transaction contain preliminary estimates that may be revised as a result of additional information regarding such assets and liabilities.
As of the date of the transaction, the fair value of the Company’s previously held equity interest in Lear STEC was $94.0 million, and the fair value of the noncontrolling interest in Lear STEC was $125.0 million. As a result of valuing the Company’s previously held equity interest in Lear STEC at fair value, the Company recognized a gain of $54.2 million which is included in other (income) expense, net in the accompanying consolidated statements of income for the year ended December 31, 2017.
In connection with the transaction, the noncontrolling interest holder obtained the option, which is embedded in the noncontrolling interest, to require the Company to purchase or redeem the 45% noncontrolling interest based on a pre-determined earnings multiple formula. In accordance with GAAP, the Company records redeemable noncontrolling interests at the greater of (1) the initial carrying amount adjusted for the noncontrolling interest holder’s share of total comprehensive income or loss and dividends ("noncontrolling interest carrying value") or (2) the redemption value as of and based on conditions existing as of the reporting date. Required redemption adjustments are recorded as an increase to redeemable noncontrolling interests, with an offsetting adjustment to retained earnings. The redeemable noncontrolling interest is classified in mezzanine equity in the accompanying consolidated balance sheet as of December 31, 2017.
Redemption value of a noncontrolling interest in excess of carrying value represents a dividend distribution that is different from dividend distributions to other common stockholders. Therefore, periodic redemption adjustments recorded in excess of carrying value are reflected as a reduction to the income available to common stockholders in the computation of earnings per

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

share. Redeemable noncontrolling interest of $153.4 million related to Lear STEC is reflected in the Company's consolidated balance sheet as of December 31, 2017. This amount includes a noncontrolling interest redemption adjustment of $25.5 million, representing the difference between the redemption value and carrying value.
Lear STEC’s annual sales are approximately $280 million. Lear STEC provides wire harnesses to SAIC Motor Corporation Limited and its joint ventures with both North American and European automotive manufacturers. The pro forma effects of this consolidation would not materially impact the Company’s reported results for any period presented.
For further information related to the redemption adjustment, see Note 9, "Capital Stock, Accumulated Other Comprehensive Loss and Equity." For further information related to acquired assets measured at fair value, see Note 13, "Financial Instruments."
2016
On June 21, 2016, the Company gained control of Beijing BAI Lear Automotive Systems Co., Ltd. ("Beijing BAI") by amending the joint venture agreement to eliminate the substantive participating rights of its joint venture partner. Prior to the amendment, Beijing BAI was accounted for under the equity method. This transaction was accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying consolidated balance sheets as of December 31, 2017 and 2016. The operating results and cash flows of Beijing BAI are included in the accompanying consolidated financial statements from the date of the amended joint venture agreement and are reflected in the Company's Seating segment.
A summary of the fair value of the assets acquired and liabilities assumed in conjunction with the transaction is shown below (in millions):

Property, plant and equipment	$20.7
Other assets and liabilities assumed, net	42.1
Goodwill	7.2
Intangible assets	34.0
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
As of the date of the transaction, the fair value of the Company’s previously held equity interest in Beijing BAI was $63.0 million, and the fair value of the noncontrolling interest in Beijing BAI was $41.0 million. As a result of valuing the Company’s previously held equity interest in Beijing BAI at fair value, the Company recognized a gain of $30.3 million, which is included in other (income) expense, net in the accompanying consolidated statement of income for the year ended December 31, 2016.
For further information related to acquired assets measured at fair value, see Note 13, "Financial Instruments."
Also in 2016, the Company acquired an additional ownership interest in eLumigen LLC, thereby increasing its ownership interest to 46% from 30%.
Subsequent Event
In January 2018, the Company gained control of Changchun Lear FAWSN Automotive Electrical and Electronics Co., Ltd. ("Lear FAWSN") by acquiring an additional 20% interest from a joint venture partner and by amending the joint venture agreement to eliminate the substantive participating rights of the remaining joint venture partner. Prior to the amendment, Lear FAWSN was accounted for under the equity method.
This transaction will be accounted for as a business combination, and the assets acquired and liabilities assumed will be recognized and measured at fair value as of the transaction date. The operating results and cash flows of Lear FAWSN will be included in the consolidated financial statements from the transaction date. The Company is preparing the preliminary estimates of the fair values of the assets acquired and liabilities assumed, which will be included in the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2018. The gain, if any, on the Company's previously held equity interest in Lear FAWSN is not expected to be material.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(6) Debt
Short-Term Borrowings
The Company utilizes committed and uncommitted lines of credit as needed for its short-term working capital fluctuations. As of December 31, 2017 and 2016, the Company had lines of credit from banks totaling $47.5 million and $21.4 million, respectively. As of December 31, 2017, the Company had no short-term debt balances outstanding related to draws on the lines of credit. As of December 31, 2016, the Company's short-term debt balance was $8.6 million related to draws on the lines of credit.
Long-Term Debt
A summary of long-term debt, net of unamortized debt issuance costs, and the related weighted average interest rates is shown below (in millions):

December 31,	2017				2016
Debt Instrument	Long-Term Debt	Debt Issuance Costs (2)	Long-Term Debt, Net	Weighted Average Interest Rate	Long-Term Debt	Debt Issuance Costs (2)	Long-Term Debt, Net	Weighted Average Interest Rate
Credit Agreement — Term Loan Facility	$248.4	$(1.8)	$246.6	3.000%	$468.7	$(1.6)	$467.1	2.105%
4.75% Senior Notes due 2023 ("2023 Notes")	—	—	—	N/A	500.0	(4.8)	495.2	4.75%
5.375% Senior Notes due 2024 ("2024 Notes")	325.0	(2.4)	322.6	5.375%	325.0	(2.8)	322.2	5.375%
5.25% Senior Notes due 2025 ("2025 Notes")	650.0	(5.8)	644.2	5.25%	650.0	(6.6)	643.4	5.25%
3.8% Senior Notes due 2027 ("2027 Notes") (1)	744.9	(5.9)	739.0	3.885%	—	—	—	N/A
Other	8.1	—	8.1	N/A	5.7	—	5.7	N/A
	$1,976.4	$(15.9)	1,960.5		$1,949.4	$(15.8)	1,933.6
Less — Current portion			(9.0)				(35.6)
Long-term debt			$1,951.5				$1,898.0

(1)	Net of unamortized discount of $5.1 million

(2)	Unamortized portion
Senior Notes
The issuance, maturity and interest payable dates of the Company's senior unsecured 2024 Notes, 2025 Notes and 2027 Notes (collectively, the "Notes") are as shown below:

Note	Issuance Date	Maturity Date	Interest Payable Dates
2024 Notes	March 2014	March 15, 2024	March 15 and September 15
2025 Notes	November 2014	January 15, 2025	January 15 and July 15
2027 Notes	August 2017	September 15, 2027	March 15 and September 15
2024 Notes
The proceeds from the 2024 Notes offering of $325 million, net of related issuance costs of $3.9 million, together with existing cash on hand, were used to redeem the remaining outstanding aggregate principal amount of the Company's senior notes due 2018 ($280 million) and to redeem 10% of the original aggregate principal amount at maturity of the Company's senior notes due 2020 ("2020 Notes") ($35 million) at stated redemption prices, plus accrued and unpaid interest to the respective redemption dates.

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
2025 Notes
Of the $650 million of proceeds from the 2025 Notes offering, net of related issuance costs of $8.4 million, $250 million was restricted for the redemption of the remaining outstanding aggregate principal amount of the 2020 Notes ($245 million) and $350 million was restricted to finance, in part, the acquisition of Eagle Ottawa (Note 3, "Acquisitions"). In January 2015, the Company used $350 million of restricted cash proceeds from the offering, along with $500 million in borrowings under the prior term loan facility (see "— Credit Agreement" below), to finance the acquisition of Eagle Ottawa. In March 2015, the Company redeemed the 2020 Notes at a price equal to 104.063% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. In connection with this transaction, the Company paid $255.0 million, including $250 million of restricted cash proceeds from the offering, and recognized a loss of $14.3 million on the extinguishment of debt in the year ended December 31, 2015. The use of restricted cash for the acquisition of Eagle Ottawa and the redemption of the 2020 Notes is reflected as non-cash investing and financing activities, respectively, in the accompanying consolidated statement of cash flows for the year ended December 31, 2015. The remaining proceeds from the offering were used for general corporate purposes, including the payment of fees and expenses associated with the acquisition of Eagle Ottawa and related financing transactions.
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
2027 Notes
In 2017, the Company issued $750.0 million in aggregate principal amount at maturity of 2027 Notes at a stated coupon rate of 3.8%. The 2027 Notes were priced at 99.294% of par, resulting in a yield to maturity of 3.885%. The proceeds from the offering of $744.7 million, after original issue discount, were used to redeem the outstanding $500.0 million in aggregate principal amount of the 2023 Notes at a redemption price equal to 100% of the aggregate principal amount thereof, plus a "make-whole" premium of $17.0 million, as well as to refinance a portion of the Company's $500.0 million prior term loan facility (see "— Credit Agreement" below). In connection with these transactions, the Company recognized a loss of $21.2 million on the extinguishment of debt and paid related issuance costs of $6.0 million.
Prior to June 15, 2027, the Company, at its option, may redeem some or all of the 2027 Notes at a redemption price equal to 100% of the principal amount thereof, plus a "make-whole" premium as of, and accrued and unpaid interest to, the redemption date. At any time on or after June 15, 2027, but prior to the maturity date of September 15, 2027, the Company, at its option, may redeem some or all of the 2027 Notes at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.

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
As of December 31, 2017, the Company was in compliance with all covenants under the indentures governing the Notes.
Credit Agreement
In August 2017, the Company entered into a new unsecured credit agreement (the "Credit Agreement") consisting of a $1.75 billion revolving credit facility ("Revolving Credit Facility") and a $250.0 million term loan facility (the "Term Loan Facility"), both of which mature on August 8, 2022. In connection with this transaction, the Company borrowed $250.0 million under the Term Loan Facility and paid related issuance costs of $5.7 million. At the same time, the Company terminated its previously existing credit agreement, which consisted of a $1.25 billion revolving credit facility and a $500 million term loan facility, and repaid amounts outstanding under the term loan facility of $453.1 million. Together with the offering of the 2027 Notes, these transactions extended the Company's maturity profile and increased its operational flexibility and borrowing capacity.
In 2017, aggregate borrowings and repayments under the Revolving Credit Facility and prior revolving credit facility were $109.5 million. In 2016, there were no borrowings or repayments under the prior revolving credit facility. In 2015, aggregate borrowings and repayments under the prior revolving credit facility were $48.0 million. As of December 31, 2017 and 2016, there were no borrowings outstanding under the Revolving Credit Facility and prior revolving credit facility, respectively.
In 2017, the Company made required principal payments of $1.6 million under the Term Loan Facility. In addition, the Company made principal payments of $468.7 million under the prior term loan facility, which include payments of $453.1 million made in connection with Credit Agreement described above. In 2016, the Company made required principal payments of $21.9 million under the prior term loan facility.
Advances under the Revolving Credit Facility and the Term Loan Facility generally bear interest based on (i) the Eurocurrency Rate (as defined in the Credit Agreement) or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin, determined in accordance with a pricing grid. As of December 31, 2017, the ranges and rates are as follows (in percentages):

	Eurocurrency Rate			Base Rate
	Minimum	Maximum	Rate as of December 31, 2017	Minimum	Maximum	Rate as of December 31, 2017
Revolving Credit Agreement	1.00%	1.60%	1.30%	0.00%	0.60%	0.30%
Term Loan Facility	1.125%	1.90%	1.50%	0.125%	0.90%	0.50%
A facility fee, which ranges from 0.125% to 0.30% of the total amount committed under the Revolving Credit Facility, is payable quarterly.
Guarantees
The Credit Agreement eliminated the subsidiary guarantees required under the Company's prior credit agreement. There are currently no guarantors of the Company’s obligations under the Credit Agreement.
Covenants
The Credit Agreement contains various customary representations, warranties and covenants by the Company, including, without limitation, (i) covenants regarding maximum leverage, (ii) limitations on fundamental changes involving the Company or its subsidiaries and (iii) limitations on indebtedness and liens. As of December 31, 2017, the Company was in compliance with all covenants under the Credit Agreement.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Other
As of December 31, 2017, other long-term debt consists of amounts outstanding under capital leases.
Scheduled Maturities
As of December 31, 2017, scheduled maturities related to the Credit Agreement — Term Loan Facility for the five succeeding years, as of the date of this Report, are shown below (in millions):

2018	$6.3
2019	7.8
2020	14.0
2021	14.0
2022	206.3
(7) Income Taxes
A summary of consolidated income before provision for income taxes and equity in net income of affiliates and the components of provision for income taxes is shown below (in millions):

For the year ended December 31,	2017	2016	2015
Consolidated income before provision for income taxes and equity in net income of affiliates:
Domestic	$449.5	$457.3	$344.7
Foreign	1,077.2	881.0	686.8
	$1,526.7	$1,338.3	$1,031.5
Domestic (benefit) provision for income taxes:
Current provision	$25.8	$46.6	$45.4
Deferred (benefit) provision	(46.1)	99.2	55.0
Total domestic (benefit) provision	(20.3)	145.8	100.4
Foreign provision for income taxes:
Current provision	253.0	220.0	191.5
Deferred (benefit) provision	(35.2)	4.4	(6.4)
Total foreign provision	217.8	224.4	185.1
Provision for income taxes	$197.5	$370.2	$285.5
The domestic (benefit) provision includes withholding taxes related to dividends and royalties paid by the Company’s foreign subsidiaries, as well as state and local taxes. In 2017, 2016 and 2015, the foreign deferred (benefit) provision includes the benefit of prior unrecognized net operating loss carryforwards of $11.5 million, $5.4 million and $1.7 million, respectively.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of the differences between the provision for income taxes calculated at the United States federal statutory income tax rate of 35% and the consolidated provision for income taxes is shown below (in millions):

For the year ended December 31,	2017	2016	2015
Consolidated income before provision for income taxes and equity in net income of affiliates multiplied by the United States federal statutory income tax rate	$534.4	$468.4	$361.0
Differences in income taxes on foreign earnings, losses and remittances	(128.9)	(43.9)	(79.2)
Valuation allowance adjustments	(56.8)	(44.2)	24.6
Tax credits	(26.8)	(2.7)	(5.7)
Repatriation of certain foreign earnings	(289.7)	—	—
Transition tax on accumulated foreign earnings	131.0	—	—
U.S. tax rate change and other tax reform items	42.5	—	—
Tax audits and assessments	(1.4)	(1.8)	0.7
Other	(6.8)	(5.6)	(15.9)
Provision for income taxes	$197.5	$370.2	$285.5
For the years ended December 31, 2017, 2016 and 2015, income in foreign jurisdictions with tax holidays was $124.1 million, $89.7 million and $72.2 million, respectively. Such tax holidays generally expire from 2018 through 2027.
Deferred income taxes represent temporary differences in the recognition of certain items for financial reporting and income tax purposes. A summary of the components of the net deferred income tax asset is shown below (in millions):

December 31,	2017	2016
Deferred income tax assets:
Tax loss carryforwards	$452.9	$485.1
Tax credit carryforwards	341.0	187.9
Retirement benefit plans	58.2	89.4
Accrued liabilities	144.1	158.2
Self-insurance reserves	5.9	8.4
Current asset basis differences	37.4	44.6
Long-term asset basis differences	(88.1)	(77.3)
Deferred compensation	41.4	57.3
Recoverable customer engineering, development and tooling	3.6	(6.9)
Undistributed earnings of foreign subsidiaries	(41.7)	(62.4)
Derivative instruments and hedging activities	3.3	20.1
Other	(0.4)	0.6
	957.6	905.0
Valuation allowance	(402.2)	(445.6)
Net deferred income tax asset	$555.4	$459.4
As of December 31, 2017 and 2016, the valuation allowance with respect to the Company’s deferred tax assets was $402.2 million and $445.6 million, respectively, a net decrease of $43.4 million.
Concluding that a valuation allowance is not required is difficult when there is significant negative evidence, such as cumulative losses in recent years, which is objective and verifiable. When measuring cumulative losses in recent years, the Company uses a rolling three-year period of pretax book income, adjusted for permanent differences between book and taxable income and certain other items. As of December 31, 2017, the Company continues to maintain a valuation allowance of $20.9 million with respect to certain U.S. deferred tax assets that, due to their nature, are not likely to be realized. In addition, the Company continues to maintain a valuation allowance of $381.3 million with respect to its deferred tax assets in several international jurisdictions.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The classification of the net deferred income tax asset is shown below (in millions):

December 31,	2017	2016
Long-term deferred income tax assets	$646.8	$504.4
Long-term deferred income tax liabilities	(91.4)	(45.0)
Net deferred income tax asset	$555.4	$459.4
As of December 31, 2017, deferred income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries since all of these earnings are subject to the one-time transition tax and are not taxable upon repatriation to the United States. However, the Company continues to provide a deferred tax liability for foreign withholding tax that will be incurred with respect to the undistributed foreign earnings that are not permanently reinvested.
As of December 31, 2017, the Company had tax loss carryforwards of $1.9 billion. Of the total tax loss carryforwards, $1.5 billion have no expiration date, and $342.0 million expire between 2018 and 2037. In addition, the Company had tax credit carryforwards of $341.0 million, comprised principally of U.S. foreign tax credits, research and development credits and investment tax credits that generally expire between 2018 and 2037.
On January 1, 2017, the Company adopted Accounting Standards Update ("ASU") 2016-09, "Improvements to Employee Share-Based Payment Accounting." The new standard requires that the tax impact related to the difference between share-based compensation for book and tax purposes be recognized as income tax benefit or expense in the Company’s consolidated statement of comprehensive income in the reporting period in which such awards vest. The standard also required a modified retrospective adoption for previously unrecognized excess tax benefits. Accordingly, the Company recognized a deferred tax asset of $52.9 million and a corresponding credit to retained earnings in conjunction with the adoption. The effects of adopting the other provisions of ASU 2016-09 were not significant.
As of December 31, 2017 and 2016, the Company’s gross unrecognized tax benefits were $33.2 million and $29.5 million (excluding interest and penalties), respectively, all of which, if recognized, would affect the Company’s effective tax rate. The gross unrecognized tax benefits are recorded in other long-term liabilities.
A summary of the changes in gross unrecognized tax benefits is shown below (in millions):

For the year ended December 31,	2017	2016	2015
Balance at beginning of period	$29.5	$30.4	$39.7
Additions based on tax positions related to current year	5.4	4.0	5.0
Reductions based on tax positions related to prior years	(0.3)	(0.9)	(0.2)
Settlements	(0.8)	—	(12.3)
Statute expirations	(2.2)	(2.9)	(0.6)
Foreign currency translation	1.6	(1.1)	(1.2)
Balance at end of period	$33.2	$29.5	$30.4
The Company recognizes interest and penalties with respect to unrecognized tax benefits as income tax expense. As of December 31, 2017 and 2016, the Company had recorded gross reserves of $9.9 million and $7.8 million, respectively, related to interest and penalties, all of which, if recognized, would affect the Company’s effective tax rate.
The Company operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subject to review by both domestic and foreign tax authorities. During the next twelve months, it is reasonably possible that, as a result of audit settlements, the conclusion of current examinations and the expiration of the statute of limitations in multiple jurisdictions, the Company may decrease the amount of its gross unrecognized tax benefits by $2.2 million, all of which, if recognized, would affect the Company’s effective tax rate. The gross unrecognized tax benefits subject to potential decrease involve issues related to transfer pricing and various other tax items in multiple jurisdictions. However, as a result of ongoing examinations, tax proceedings in certain countries, additions to the gross unrecognized tax benefits for positions taken and interest and penalties, if any, arising in 2018, it is not possible to estimate the potential net increase or decrease to the Company’s gross unrecognized tax benefits during the next twelve months.
The Company considers its significant tax jurisdictions to include China, Germany, Hungary, Italy, Mexico, Poland, Spain, the United Kingdom and the United States. The Company or its subsidiaries generally remain subject to income tax examination in certain U.S. state and local jurisdictions for years after 2012. Further, the Company or its subsidiaries remain subject to income tax examination in Spain for years after 2005, in Mexico for years after 2006, in Hungary and Poland for years after 2011, in

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Italy generally for years after 2012, in China and the United Kingdom for years after 2013 and in the United States generally for years after 2016.
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
Obligations and Funded Status
A reconciliation of the change in benefit obligation and the change in plan assets for the years ended December 31, 2017 and 2016, is shown below (in millions):

	Pension				Other Postretirement
	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Change in benefit obligation:
Benefit obligation at beginning of period	$548.2	$442.5	$686.6	$427.4	$64.7	$38.8	$78.9	$36.5
Service cost	5.0	7.3	5.6	6.5	0.1	0.5	0.2	0.5
Interest cost	21.8	15.0	29.8	15.8	2.4	1.5	3.2	1.6
Actuarial (gain) loss	8.6	11.7	3.5	27.4	(4.5)	(0.7)	(12.8)	0.8
Benefits paid	(25.6)	(23.6)	(22.4)	(29.1)	(4.0)	(1.6)	(4.8)	(1.9)
Lump sum payout (1)	—	—	(154.9)	—	—	—	—	—
Curtailment	—	0.8	—	—	(2.1)	(0.2)	—	—
Special termination benefits	—	—	—	—	—	0.1	—	0.3
Translation adjustment	—	36.9	—	(5.5)	—	2.8	—	1.0
Benefit obligation at end of period	$558.0	$490.6	$548.2	$442.5	$56.6	$41.2	$64.7	$38.8

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Pension				Other Postretirement
	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Change in plan assets:
Fair value of plan assets at beginning of period	$412.6	$367.1	$522.1	$368.2	$—	$—	$—	$—
Actual return on plan assets	49.1	28.2	30.2	21.1	—	—	—	—
Employer contributions	2.1	7.5	37.6	8.5	4.0	1.6	4.8	1.9
Benefits paid	(25.6)	(23.6)	(22.4)	(29.1)	(4.0)	(1.6)	(4.8)	(1.9)
Lump sum payout (1)	—	—	(154.9)	—	—	—	—	—
Translation adjustment	—	27.2	—	(1.6)	—	—	—	—
Fair value of plan assets at end of period	$438.2	$406.4	$412.6	$367.1	$—	$—	$—	$—

Funded status	$(119.8)	$(84.2)	$(135.6)	$(75.4)	$(56.6)	$(41.2)	$(64.7)	$(38.8)

	Pension				Other Postretirement
	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Amounts recognized in the consolidated balance sheet:
Other long-term assets	$0.1	$38.1	$—	$40.3	$—	$—	$—	$—
Accrued liabilities	(2.1)	(2.9)	(2.2)	(2.7)	(4.2)	(1.5)	(4.2)	(1.5)
Other long-term liabilities	(117.8)	(119.4)	(133.4)	(113.0)	(52.4)	(39.7)	(60.5)	(37.3)

(1)	See Lump-Sum Payout below for further discussion
Accumulated Benefit Obligation
As of December 31, 2017 and 2016, the accumulated benefit obligation for all of the Company’s pension plans was $1,034.7 million and $973.7 million, respectively.
As of December 31, 2017 and 2016, the majority of the Company's pension plans had accumulated benefit obligations in excess of plan assets. Information related to pension plans with accumulated benefit obligations in excess of plan assets is shown below (in millions):

December 31,	2017	2016
Projected benefit obligation	$768.1	$747.3
Accumulated benefit obligation	754.1	730.4
Fair value of plan assets	525.7	496.0
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
Pretax amounts recognized in other comprehensive income (loss) for the years ended December 31, 2017 and 2016, are shown below (in millions):

	Pension				Other Postretirement
	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial gains (losses) recognized:
Reclassification adjustments	$2.6	$5.1	$2.7	$3.1	$(2.6)	$0.3	$(1.3)	$0.2
Actuarial gain (loss) arising during the period	11.4	(6.0)	(10.1)	(30.0)	4.5	0.7	12.8	(0.8)
Effect of curtailment	—	—	—	—	2.1	0.2	—	—
Effect of settlement	0.2	0.8	33.2	0.4	—	—	—	—
Prior service credit recognized:
Reclassification adjustments	—	—	—	—	—	(0.4)	—	(0.3)
Translation adjustment	—	(8.2)	—	(1.0)	—	(0.4)	—	(0.1)
	$14.2	$(8.3)	$25.8	$(27.5)	$4.0	$0.4	$11.5	$(1.0)
In addition, the Company recognized tax expense in other comprehensive income (loss) related to its defined benefit plans of $1.5 million, $7.1 million and $8.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Pretax amounts recorded in accumulated other comprehensive loss not yet recognized in net periodic benefit cost (credit) as of December 31, 2017 and 2016, are shown below (in millions):

	Pension				Other Postretirement
	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Net unrecognized actuarial gain (loss)	$(95.9)	$(109.2)	$(110.1)	$(100.9)	$27.0	$(5.4)	$25.1	$(6.1)
Prior service credit	—	—	—	—	2.1	0.6	—	0.9
	$(95.9)	$(109.2)	$(110.1)	$(100.9)	$29.1	$(4.8)	$25.1	$(5.2)
Pretax amounts recorded in accumulated other comprehensive loss as of December 31, 2017, that are expected to be recognized as components of net periodic benefit cost (credit) in the year ending December 31, 2018, are shown below (in millions):

	Pension		Other Postretirement
	U.S.	Foreign	U.S.	Foreign
Net unrecognized actuarial gain (loss)	$(2.1)	$(6.0)	$2.2	$(0.1)
Prior service credit	—	—	0.2	0.3
	$(2.1)	$(6.0)	$2.4	$0.2
The Company uses the corridor approach when amortizing actuarial losses. Under the corridor approach, net unrecognized actuarial losses in excess of 10% of the greater of i) the projected benefit obligation or ii) the fair value of plan assets are amortized over future periods. For plans with little to no active participants, the amortization period is the remaining average life expectancy of the participants. For plans with active participants, the amortization period is the remaining average service period of the active participants. The amortization periods range from 5 to 31 years for the Company's defined benefit pension plans and from 3 to 17 years for the Company's other postretirement benefit plans.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Net Periodic Pension and Other Postretirement Benefit Cost (Credit)
The components of the Company’s net periodic pension benefit cost (credit) are shown below (in millions):

	Year Ended December 31,
	2017		2016		2015
Pension	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$5.0	$7.3	$5.6	$6.5	$4.7	$8.4
Interest cost	21.8	15.0	29.8	15.8	28.7	16.2
Expected return on plan assets	(28.9)	(22.9)	(38.1)	(23.2)	(39.4)	(25.7)
Amortization of actuarial loss	2.6	5.1	2.7	3.1	2.6	4.1
Curtailment loss	—	0.9	—	—	—	7.7
Settlement loss	0.2	0.8	34.4	0.4	0.2	—
Net periodic benefit cost (credit)	$0.7	$6.2	$34.4	$2.6	$(3.2)	$10.7
The components of the Company’s net periodic other postretirement benefit cost (credit) are shown below (in millions):

	Year Ended December 31,
	2017		2016		2015
Other Postretirement	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$0.1	$0.5	$0.2	$0.5	$0.2	$0.7
Interest cost	2.4	1.5	3.2	1.6	3.1	1.7
Amortization of actuarial (gain) loss	(2.6)	0.3	(1.3)	0.2	(1.2)	0.5
Amortization of prior service credit	—	(0.4)	—	(0.3)	—	(0.4)
Special termination benefits	—	0.1	—	0.3	—	0.8
Net periodic benefit cost (credit)	$(0.1)	$2.0	$2.1	$2.3	$2.1	$3.3
For the year ended December 31, 2017, the Company recognized pension curtailment and settlement losses of $1.7 million related to its restructuring actions (Note 4, "Restructuring").
For the year ended December 31, 2016, the Company recognized a pension settlement loss of $34.2 million related to its Lump-Sum Payout described above.
For the year ended December 31, 2015, the Company recognized a pension curtailment loss of $7.7 million related to its restructuring actions (Note 4, "Restructuring").
Assumptions
The weighted average actuarial assumptions used in determining the benefit obligations are shown below:

	Pension		Other Postretirement
December 31,	2017	2016	2017	2016
Discount rate:
Domestic plans	3.6%	4.1%	3.5%	3.9%
Foreign plans	3.1%	3.3%	3.5%	3.9%
Rate of compensation increase:
Foreign plans	3.3%	3.3%	N/A	N/A

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The weighted average actuarial assumptions used in determining the net periodic benefit cost (credit) are shown below:

For the year ended December 31,	2017	2016	2015
Pension
Discount rate:
Domestic plans	4.1%	4.4%	4.1%
Foreign plans	3.3%	3.8%	3.6%
Expected return on plan assets:
Domestic plans	7.3%	7.5%	7.8%
Foreign plans	6.3%	6.3%	6.5%
Rate of compensation increase:
Foreign plans	3.3%	3.3%	3.1%
Other postretirement
Discount rate:
Domestic plans	3.9%	4.2%	3.9%
Foreign plans	3.9%	4.2%	4.0%
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
Healthcare Trend Rate
Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. The sensitivity to a 100 basis point ("bp") change in the assumed healthcare cost trend rates is shown below (in millions):

	Postretirement Benefit Obligation	Net Periodic Postretirement Cost
100 bp increase in healthcare cost trend rates	$13.9	$0.8
100 bp decrease in healthcare cost trend rates	$(11.3)	$(0.6)
The assumed healthcare cost trend rates used to measure the postretirement benefit obligation as of December 31, 2017, are shown below:

	U.S. Plans	Foreign Plans
Initial healthcare cost trend rate	6.5%	5.4%
Ultimate healthcare cost trend rate	4.5%	4.5%
Year ultimate healthcare cost trend rate achieved	2021	2031

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Plan Assets
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s pension plan assets measured at fair value on a recurring basis as of December 31, 2017 and 2016, are shown below (in millions):

	December 31, 2017
	Total	Level 1	Level 2	Level 3	Valuation Technique
U.S. Plans:
Equity securities -
Mutual funds	$149.6	$149.6	$—	$—	Market
Common stock	80.5	54.9	25.6	—	Market
Fixed income -
Mutual funds	101.6	101.6	—	—	Market
Corporate bonds	24.8	—	24.8	—	Market
Government obligations	23.5	—	23.5	—	Market
Preferred stock	1.5	1.0	0.5	—	Market
Cash and short-term investments	6.4	1.6	4.8	—	Market
Assets at fair value	387.9	$308.7	$79.2	$—
Investments measured at net asset value -
Alternative investments	50.3
Assets at fair value	$438.2
Foreign Plans:
Equity securities -
Equity funds	$163.3	$—	$163.3	$—	Market
Common stock	71.6	71.6	—	—	Market
Fixed income -
Fixed income funds	30.9	—	30.9	—	Market
Corporate bonds	37.0	—	37.0	—	Market
Government obligations	58.8	—	58.8	—	Market
Cash and short-term investments	9.0	3.4	5.6	—	Market
Assets at fair value	370.6	$75.0	$295.6	$—
Investments measured at net asset value -
Alternative investments	35.8
Assets at fair value	$406.4

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	December 31, 2016
	Total	Level 1	Level 2	Level 3	Valuation Technique
U.S. Plans:
Equity securities -
Mutual funds	$137.7	$137.7	$—	$—	Market
Common stock	77.5	51.1	26.4	—	Market
Fixed income -
Mutual funds	86.5	86.5	—	—	Market
Corporate bonds	18.1	—	18.1	—	Market
Government obligations	29.9	—	29.9	—	Market
Preferred stock	1.4	0.9	0.5	—	Market
Cash and short-term investments	8.4	0.9	7.5	—	Market
Assets at fair value	359.5	$277.1	$82.4	$—
Investments measured at net asset value -
Alternative investments	53.1
Assets at fair value	$412.6
Foreign Plans:
Equity securities -
Equity funds	$132.6	$—	$132.6	$—	Market
Common stock	73.2	73.2	—	—	Market
Fixed income -
Fixed income funds	31.2	—	31.2	—	Market
Corporate bonds	37.1	—	37.1	—	Market
Government obligations	53.8	—	53.8	—	Market
Cash	6.0	3.2	2.8	—	Market
Assets at fair value	333.9	$76.4	$257.5	$—
Investments measured at net asset value -
Alternative investments	33.2
Assets at fair value	$367.1
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
Contributions
The Company's minimum required contributions to its domestic and foreign pension plans are expected to be approximately$10.0 million to $15.0 million in 2018. The Company may elect to make contributions in excess of minimum funding requirements in response to investment performance or changes in interest rates or when the Company believes that it is financially advantageous to do so and based on its other cash requirements. The Company’s minimum funding requirements after 2018 will depend on several factors, including investment performance and interest rates. The Company’s minimum funding requirements may also be affected by changes in applicable legal requirements.
Benefit Payments
As of December 31, 2017, the Company’s estimate of expected benefit payments in each of the five succeeding years and in the aggregate for the five years thereafter are shown below (in millions):

	Pension		Other Postretirement
Year	U.S.	Foreign	U.S.	Foreign
2018	$23.9	$18.9	$4.3	$1.5
2019	25.4	18.7	4.3	1.5
2020	26.2	19.5	4.2	1.6
2021	26.9	19.9	4.2	1.7
2022	28.3	21.7	4.0	1.7
Five years thereafter	146.0	116.9	18.5	9.8
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

	Pension Protection Act Zone Status				Contributions to Multiemployer Pension Plans
Employer Identification Number	December 31, 2017 Certification	December 31, 2016 Certification	FIP/RP Pending or Implemented	Surcharge	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
516099782-001	Green	Red	Yes	No	$0.6	$0.6	$0.5
13-6130178	Red	Red	Yes	No	0.4	0.4	0.3
For its plan years 2017 and 2016, the Company's contributions to the U.A.W. Labor-Management Group Pension Plan represented more than 5% of the plan's total contributions.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Defined Contribution Plan
The Company also sponsors defined contribution plans and participates in government-sponsored programs in certain foreign countries. Contributions are determined as a percentage of each covered employee’s salary. For the years ended December 31, 2017, 2016 and 2015, the aggregate cost of the defined contribution plans was $15.0 million, $14.4 million and $13.3 million, respectively.
The Company also has a defined contribution retirement program for its salaried employees. Contributions to this program are determined as a percentage of each covered employee’s eligible compensation. For the years ended December 31, 2017, 2016 and 2015, the Company recorded expense of $21.3 million, $21.2 million and $19.4 million, respectively, related to this program.
(9) Capital Stock, Accumulated Other Comprehensive Loss and Equity
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
Common Stock Share Repurchase Program
Since the first quarter of 2011, the Company's Board of Directors has authorized $4.1 billion in share repurchases under its common stock share repurchase program. As of December 31, 2017, the Company has paid $3.5 billion in aggregate for repurchases of its common stock, at an average price of $79.73 per share, excluding commissions and related fees.
In 2017, the Company repurchased $454.4 million in aggregate of its common stock (3,014,131 shares repurchased at an average purchase price of $150.77 per share, excluding commissions), of which $450.5 was paid in cash with the remaining amount to be paid in the first quarter of 2018. In 2016, the Company paid $658.8 million in aggregate for repurchases of its common stock, (5,816,363 shares repurchased at an average purchase price of $113.26 per share, excluding commissions). In 2015, the Company paid $487.4 million in aggregate for repurchases of its common stock, (4,366,365 shares repurchased at an average purchase price of $111.62 per share, excluding commissions).
As of December 31, 2017, the Company has a remaining repurchase authorization of $545.6 million under its current common stock share repurchase program, which will expire on December 31, 2019. The Company may implement these share repurchases through a variety of methods, including, but not limited to, open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which the Company will repurchase its outstanding common stock and the timing of such repurchases will depend upon its financial condition, prevailing market conditions, alternative uses of capital and other factors.
In addition to shares repurchased under the Company’s common stock share repurchase program described above, the Company classified shares withheld from the settlement of the Company’s restricted stock unit and performance share awards to cover tax withholding requirements as common stock held in treasury in the accompanying consolidated balance sheets as of December 31, 2017 and 2016.
In 2017, the Company’s Board of Directors approved the retirement of 8 million shares of common stock held in treasury. These retired shares are reflected as authorized, but not issued, in the accompanying consolidated balance sheet as of December 31, 2017. The retirement of shares held in treasury resulted in a reduction in the par value of common stock, additional paid-in capital and retained earnings of $0.1 million, $155.9 million and $735.5 million, respectively. These

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

reductions were offset by a corresponding reduction in shares held in treasury of $891.5 million. Accordingly, there was no effect on stockholders' equity as a result of this transaction.
Quarterly Dividend
In 2017, 2016 and 2015, the Company’s Board of Directors declared quarterly cash dividends of $0.50, $0.30 and $0.25, respectively, per share of common stock. In 2017, declared dividends totaled $140.3 million, and dividends paid totaled $137.7 million. In 2016, declared dividends totaled $89.1 million, and dividends paid totaled $88.8 million. In 2015, declared dividends totaled $79.4 million, and dividends paid totaled $78.5 million. Dividends payable on common shares to be distributed under the Company’s stock-based compensation program and common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings will be paid when such common shares are distributed.
Accumulated Other Comprehensive Loss
Comprehensive income is defined as all changes in the Company’s net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items recorded in equity are included in comprehensive income.
A summary of changes in accumulated other comprehensive loss, net of tax is shown below (in millions):

For the year ended December 31,	2017	2016	2015
Defined benefit plans:
Balance at beginning of year	$(192.8)	$(194.6)	$(219.2)
Reclassification adjustments (net of tax expense of $1.1 million in 2017, $12.1 million in 2016 and $1.4 million in 2015)	4.9	25.9	4.2
Other comprehensive income (loss) recognized during the period (net of tax benefit (expense) of ($0.4) million in 2017, $5.0 million in 2016 and ($6.9) million in 2015)	3.9	(24.1)	20.4
Balance at end of year	$(184.0)	$(192.8)	$(194.6)
Derivative instruments and hedging activities:
Balance at beginning of year	$(45.1)	$(38.7)	$(33.2)
Reclassification adjustments (net of tax expense of $3.1 million in 2017, $28.8 million in 2016 and $14.9 million in 2015)	6.4	57.9	23.7
Other comprehensive income (loss) recognized during the period (net of tax benefit (expense) of ($12.8) million in 2017, $32.7 million in 2016 and $18.4 million in 2015)	15.8	(64.3)	(29.2)
Balance at end of year	$(22.9)	$(45.1)	$(38.7)
Cumulative translation adjustments:
Balance at beginning of year	$(597.7)	$(496.8)	$(249.6)
Other comprehensive income (loss) recognized during the period (net of tax benefit of $— million in 2017, $1.1 million in 2016 and $6.0 million in 2015)	291.2	(100.9)	(247.2)
Balance at end of year	$(306.5)	$(597.7)	$(496.8)
For the years ended December 31, 2017, 2016 and 2015, other comprehensive loss related to cumulative translation adjustments includes pretax gains (losses) related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future of $0.9 million, ($0.2) million and ($10.7) million, respectively.
Noncontrolling Interests
In 2017 and 2016, the Company gained control of an affiliate. For further information related to these transactions, see Note 5, "Investments in Affiliates and Other Related Party Transactions." Also in 2016, the Company acquired the outstanding noncontrolling interests in a consolidated subsidiary, Shenyang Lear Automotive Seating and Interior Systems Co., Ltd., for $32.6 million and now owns 100% of the subsidiary.
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
Under the 2009 LTSIP, the Company has granted restricted stock units and performance shares to certain of its employees. The restricted stock units and performance shares generally vest in three years following the grant date. For the years ended December 31, 2017, 2016 and 2015, the Company recognized compensation expense related to the restricted stock unit and performance share awards of $68.7 million, $66.7 million and $64.5 million, respectively. Unrecognized compensation expense related to the restricted stock unit and performance share awards of $60.6 million will be recognized over the next 1.5 years on a weighted average basis. In accordance with the provisions of the restricted stock unit and performance share awards, the Company withholds shares from the settlement of such awards to cover minimum statutory tax withholding requirements. The withheld shares are classified as common stock held in treasury in the accompanying consolidated balance sheets as of December 31, 2017 and 2016. A summary of restricted stock unit and performance share transactions for the year ended December 31, 2017, is shown below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2016	623,142	$92.54	1,455,054	$94.19
Granted	153,675	$142.14	389,384	$132.94
Distributed (vested)	(194,373)		(571,254)
Cancelled	(10,231)		(73,614)
Outstanding as of December 31, 2017 (1)	572,213	$109.31	1,199,570	$115.33

Vested or expected to vest as of December 31, 2017	572,213		1,150,611

(1)	Outstanding performance shares are reflected at the maximum possible payout that may be earned during the relevant performance periods.
The grant date fair values of restricted stock units and performance shares are based on the share price on the grant date. The weighted average grant date fair value of restricted stock units granted in 2016 and 2015 was $120.42 and $104.46, respectively. The weighted average grant date fair value of performance shares granted in 2016 and 2015 was $119.99 and $97.92, respectively.
(11) Commitments and Contingencies
Legal and Other Contingencies
As of December 31, 2017 and 2016, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $25.8 million and $11.0 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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
A summary of the changes in reserves for product liability and warranty claims for each of the periods in the two years ended December 31, 2017, is shown below (in millions):

Balance as of January 1, 2016	$33.0
Expense, net, including changes in estimates	27.3
Settlements	(10.4)
Foreign currency translation and other	(0.8)
Balance as of December 31, 2016	49.1
Expense, net, including changes in estimates	13.3
Settlements	(19.6)
Foreign currency translation and other	3.7
Balance as of December 31, 2017	$46.5
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
As of December 31, 2017 and 2016, the Company had recorded environmental reserves of $9.0 million. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
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
Employees
Approximately 46% of the Company’s employees are members of industrial trade unions and are employed under the terms of various labor agreements. Labor agreements covering approximately 77% of the Company’s global unionized workforce of approximately 76,400 employees, including labor agreements in the United States and Canada covering approximately 2% of the Company’s global unionized workforce, are scheduled to expire in 2018. Management does not anticipate any significant difficulties with respect to the renewal of these agreements.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Lease Commitments
A summary of lease commitments as of December 31, 2017, under non-cancelable operating leases with terms exceeding one year is shown below (in millions):

2018	$103.1
2019	90.4
2020	77.0
2021	59.7
2022	48.9
Thereafter	169.7
Total	$548.8
The Company’s operating leases cover principally buildings and transportation equipment. For the years ended December 31, 2017, 2016 and 2015, rent expense was $144.7 million, $126.4 million and $126.2 million, respectively.
(12) Segment Reporting
A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Year Ended December 31, 2017
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$15,873.0	$4,594.0	$—	$20,467.0
Segment earnings (1)	1,250.8	641.6	(284.1)	1,608.3
Depreciation and amortization	289.5	123.4	14.8	427.7
Capital expenditures	398.3	176.3	19.9	594.5
Total assets	7,303.4	2,268.0	2,374.5	11,945.9

	Year Ended December 31, 2016
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$14,356.7	$4,200.9	$—	$18,557.6
Segment earnings (1)	1,136.0	591.3	(300.1)	1,427.2
Depreciation and amortization	258.1	107.6	12.5	378.2
Capital expenditures	341.6	162.4	24.3	528.3
Total assets	6,199.2	1,675.9	2,025.5	9,900.6

	Year Ended December 31, 2015
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$14,098.5	$4,112.9	$—	$18,211.4
Segment earnings (1)	907.0	554.4	(274.6)	1,186.8
Depreciation and amortization	239.3	99.3	9.2	347.8
Capital expenditures	317.2	134.4	34.2	485.8

(1)	For a definition of segment earnings, see Note 2, "Summary of Significant Accounting Policies — Segment Reporting."
For the year ended December 31, 2017, segment earnings include restructuring charges of $45.7 million, $19.9 million and $7.9 million in the Seating and E-Systems segments and in the other category, respectively (Note 4, "Restructuring").
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

For the year ended December 31,	2017	2016	2015
Segment earnings	$1,892.4	$1,727.3	$1,461.4
Corporate and regional headquarters and elimination of intercompany activity ("Other")	(284.1)	(300.1)	(274.6)
Consolidated income before interest, other expense, provision for income taxes and equity in net income of affiliates	1,608.3	1,427.2	1,186.8
Interest expense	85.7	82.5	86.7
Other (income) expense, net	(4.1)	6.4	68.6
Consolidated income before provision for income taxes and equity in net income of affiliates	$1,526.7	$1,338.3	$1,031.5
Revenues from external customers and tangible long-lived assets for each of the geographic areas in which the Company operates is shown below (in millions):

For the year ended December 31,	2017	2016	2015
Revenues from external customers
United States	$3,955.1	$4,186.0	$4,252.3
Mexico	3,170.9	2,684.4	2,777.3
China	2,519.3	2,277.6	2,141.9
Germany	2,139.4	2,076.0	1,987.3
Other countries	8,682.3	7,333.6	7,052.6
Total	$20,467.0	$18,557.6	$18,211.4

December 31,	2017	2016
Tangible long-lived assets:
United States	$385.4	$361.2
Mexico	549.0	466.5
China	307.3	253.5
Germany	182.4	147.5
Other countries	1,035.3	790.6
Total	$2,459.4	$2,019.3
The following is a summary of the percentage of revenues from major customers:

For the year ended December 31,	2017	2016	2015
Ford	18.3%	21.0%	22.5%
General Motors	18.0%	20.9%	20.0%
BMW	8.1%	10.1%	10.5%

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(13) Financial Instruments
Debt Instruments
The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to the quoted market prices of these securities (Level 2 input based on the GAAP fair value hierarchy). The estimated fair value, as well as the carrying value, of the Company's debt instruments are shown below (in millions):

December 31	2017	2016
Estimated aggregate fair value (1)	$2,033.5	$2,004.8
Aggregate carrying value (1) (2)	1,973.4	1,943.7

(1)	Credit agreement and senior notes (excludes "other" debt)

(2)	Carrying value excludes the impact of unamortized original issue discount and debt issuance costs
Accounts Receivable Factoring
One of the Company's European subsidiaries has an uncommitted factoring agreement, which provides for aggregate purchases of specified customer accounts of up to €200 million. As of December 31, 2017 and 2016, there were no factored receivables outstanding. The Company cannot provide any assurances that this factoring facility will be available or utilized in the future.
Marketable Equity Securities
As of December 31, 2017 and 2016, marketable equity securities of $43.8 million and $30.2 million, respectively, for which the Company accounts for under the fair value option, are included in the accompany consolidated balance sheets. Accordingly, unrealized gains and losses arising from changes in the fair value of the marketable equity securities are recognized in the consolidated statement of income as a component of other expense, net. The fair value of the marketable equity securities is determined by reference to quoted market prices in active markets (Level 1 input based on the GAAP fair value hierarchy).
Derivative Instruments and Hedging Activities
Foreign Exchange
The Company uses forwards, swaps and other derivative contracts to reduce the effects of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce exposure to fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, various European currencies, the Thai baht, the Japanese yen, the Chinese renminbi and the Philippine peso.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The notional amount, estimated fair value and related classification in the accompanying consolidated balance sheets of the Company's foreign currency derivative contracts are shown below (in millions, except for maturities):

December 31,	2017	2016
Fair value of foreign currency contracts designated as cash flow hedges:
Other current assets	$16.9	$11.2
Other long-term assets	1.3	0.5
Other current liabilities	(28.4)	(58.3)
Other long-term liabilities	(8.0)	(9.9)
	(18.2)	(56.5)

Notional amount	$1,538.5	$1,275.0
Outstanding maturities in months, not to exceed	24	24
Fair value of foreign currency contracts not designated as hedging instruments:
Other current assets	1.8	5.9
Other current liabilities	(6.4)	(3.8)
	(4.6)	2.1

Notional amount	$681.1	$681.2
Outstanding maturities in months, not to exceed	12	12

Total fair value	$(22.8)	$(54.4)
Total notional amount	$2,219.6	$1,956.2
Foreign currency derivative contracts not designated as hedging instruments consist principally of hedges of cash transactions, intercompany loans and certain other balance sheet exposures.
Accumulated Other Comprehensive Loss - Derivative Instruments and Hedging Activities
Pretax amounts related to foreign currency derivative contracts designated as cash flow hedges that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

For the year ended December 31,	2017	2016	2015
Gains (losses) recognized in accumulated other comprehensive loss:	$28.8	$(96.8)	$(47.3)

(Gains) losses reclassified from accumulated other comprehensive loss to:
Net sales	2.1	4.8	(3.7)
Cost of sales	7.4	81.9	42.3
	9.5	86.7	38.6
Comprehensive income (loss)	$38.3	$(10.1)	$(8.7)
As of December 31, 2017 and 2016, pretax net losses of $18.2 million and $56.5 million, respectively, related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. During the next twelve month period, the Company expects to reclassify into earnings net losses of $11.5 million recorded in accumulated other comprehensive loss as of December 31, 2017. Such losses will be reclassified at the time that the underlying hedged transactions are realized.
For the years ended December 31, 2017, 2016 and 2015, amounts recognized in the accompanying consolidated statements of income related to changes in the fair value of cash flow and fair value hedges excluded from the Company’s effectiveness assessments and the ineffective portion of changes in the fair value of cash flow and fair value hedges were not material. In addition, the Company recognized tax benefits (expense) of ($15.9) million, $3.9 million and $3.5 million in other comprehensive income (loss) related to its derivative instruments and hedging activities for the years ended December 31, 2017, 2016 and 2015, respectively.

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
Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016, are shown below (in millions):

	December 31, 2017
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts, net	Recurring	$(22.8)	Market / Income	$—	$(22.8)	$—
Marketable equity securities	Recurring	43.8	Market	43.8	—	—

	December 31, 2016
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts, net	Recurring	$(54.4)	Market / Income	$—	$(54.4)	$—
Marketable equity securities	Recurring	30.2	Market	30.2	—	—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. If an estimate of the credit spread is required, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

hierarchy. As of December 31, 2017 and 2016, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy during 2017 and 2016.
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
In 2017, as a result of the acquisition of Antolin Seating and the Lear STEC transaction, Level 3 fair value estimates related to property, plant and equipment of $95.4 million, intangible assets of $187.4 million and noncontrolling interests of $125.0 million are recorded in the accompanying consolidated balance sheet as of December 31, 2017. In addition, the Lear STEC transaction required a Level 3 fair value estimate related to the Company's previously held equity interest of $94.0 million. These Level 3 fair value estimates were determined as of the applicable transaction date.
In 2016, as a result of the acquisition of AccuMED and the Beijing BAI transaction, Level 3 fair value estimates related to property, plant and equipment of $31.2 million, intangible assets of $87.0 million and noncontrolling interests of $41.0 million are recorded in the accompanying consolidated balance sheet as of December 31, 2016. In addition, the Beijing BAI transaction required a Level 3 fair value estimate related to the Company's previously held equity interest of $63.0 million. These Level 3 fair value estimates were determined as of the applicable transaction date.
Fair value estimates of property, plant and equipment were based on independent appraisals, giving consideration to the highest and best use of the assets. Key assumptions used in the appraisals were based on a combination of market and cost approaches, as appropriate. Fair value estimates of customer-based intangible assets were based on the present value of future earnings attributable to the asset group after recognition of required returns to other contributory assets. Fair value estimates of noncontrolling and equity interests were based on the present value of future cash flows and a value to earnings multiple approach and reflect discounts for the lack of control and the lack of marketability associated with noncontrolling and equity interests. Further, the fair value estimate of redeemable noncontrolling interest includes an estimate of the fair value associated with the noncontrolling interest holder's embedded redemption option. The fair value of this redemption option was determined using the Monte Carlo valuation model and includes various assumptions, including the expected volatility, risk free rate and dividend yield.
For further information on assets and liabilities measured at fair value on a non-recurring basis, see Note 2, "Summary of Significant Accounting Policies," Note 3, "Acquisitions," Note 4, "Restructuring," and Note 5, "Investments in Affiliates and Other Related Party Transactions."
(14) Quarterly Financial Data (unaudited)
(In millions, except per share data)

	Thirteen Weeks Ended
	April 1, 2017	July 1, 2017	September 30, 2017	December 31, 2017
Net sales	$4,998.5	$5,123.2	$4,981.5	$5,363.8
Gross profit	582.5	577.8	555.9	574.9
Consolidated net income	318.5	327.0	315.0	420.4
Net income attributable to Lear	305.8	311.9	295.2	400.5
Basic net income per share attributable to Lear	4.39	4.53	4.00	5.89
Diluted net income per share attributable to Lear	4.35	4.49	3.96	5.80
In the third quarter of 2017, the Company recognized a gain of $54.2 million related to obtaining control of an affiliate and a loss of $21.2 million related to the extinguishment of debt. In the first, second and third quarters of 2017, the Company recognized net tax benefits of $19.1 million, $35.3 million and $14.0 million, respectively, related to a change in accounting for share-based compensation, the reversal of valuation allowances, the redemption of the 2023 notes, restructuring charges and various other items. In the fourth quarter of 2017, the Company recognized net tax benefits of $146.4 million, comprised of $289.7 million of foreign tax credits on repatriated earnings and $30.2 million of other discrete tax benefits, offset by a $131.0

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

million one-time transition tax on accumulated foreign earnings and $42.5 million of tax expense to reflect the new U.S. corporate tax rate and other tax reform changes to the Company's deferred tax accounts.
For further information, see Note 5, "Investments in Affiliates and Other Related Party Transactions," Note 6, "Debt," and Note 7, "Income Taxes."

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
In the second quarter of 2016, the Company recognized a gain of $30.3 million related to obtaining control of an affiliate. In the fourth quarter of 2016, the Company recognized a $34.2 million non-cash settlement charge in connection with its lump-sum payout to certain terminated vested plan participants of its U.S. defined benefit pension plans. In the first, second, third and fourth quarters of 2016, the Company recognized $5.0 million, $7.1 million, $2.4 million and $9.1 million, respectively, of net tax benefits related to restructuring charges and various other items.
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
January 1, 2018
The Company has drafted its accounting policy with respect to the standard based on a detailed review of its business and contracts. While the Company continues to assess all potential impacts of the standard, it does not currently expect that the adoption will have a material impact on its revenues, results of operations or financial position. As required by the standard, the Company expects to make additional disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company plans to adopt the standard effective January 1, 2018, using the modified retrospective method. The Company continues to evaluate the effect of the standard on its ongoing financial reporting.

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
ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
The standard was issued to address the net presentation of the components of net benefit cost. The standard requires that service cost be presented in the same line item as other current employee compensation costs and that the remaining components of net benefit cost be presented in a separate line item outside of any subtotal for income from operations.
January 1, 2018
The update will result in the retrospective reclassification of the non-service cost components of net benefit cost from cost of sales and selling, general and administrative expenses to other (income) expense, net. There will be no impact on consolidated net income.

In addition to the adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," discussed in Note 7, "Income Taxes," the Company adopted the ASUs summarized below in 2017. The effects of the adoption of the ASUs listed below did not significantly impact the Company's financial statements:

Standards Adopted	Description	Effective Date
ASU 2015-11, Simplifying the Measurement of Inventory	The standard requires the measurement of inventory at the lower of cost or net realizable value rather than at the lower of cost or market.	January 1, 2017
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
ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities
The standard contains changes intended to better portray the economic results of hedging activities, as well as targeted improvements to simplify hedge accounting. The Company has elected to early adopt the standard effective January 1, 2018.
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
January 1, 2020

LEAR CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2017
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$32.8	$16.4	$(3.7)	$(3.7)	$41.8
Allowance for deferred tax assets	445.6	25.0	(91.9)	23.5	402.2
Total	$478.4	$41.4	$(95.6)	$19.8	$444.0

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2016
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$34.4	$12.0	$(12.7)	$(0.9)	$32.8
Allowance for deferred tax assets	495.7	8.6	(53.6)	(5.1)	445.6
Total	$530.1	$20.6	$(66.3)	$(6.0)	$478.4

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2015
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$27.5	$14.1	$(4.5)	$(2.7)	$34.4
Allowance for deferred tax assets	508.5	51.9	(25.9)	(38.8)	495.7
Total	$536.0	$66.0	$(30.4)	$(41.5)	$530.1

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

(b)	Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). In April 2017, the Company completed the acquisition of Grupo Antolin's automotive seating business ("Antolin Seating") and is currently integrating Antolin Seating into its operations, compliance programs and internal control processes. As permitted by Securities and Exchange Commission ("SEC") rules and regulations, the Company has excluded Antolin Seating from management's evaluation of internal control over financial reporting as of December 31, 2017. Antolin Seating constituted approximately 4% of the Company's total assets as of December 31, 2017, and approximately 2% of the Company's net sales for the year then ended. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

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

(d)	Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In April 2017, the Company completed the acquisition of Antolin Seating and is currently integrating Antolin Seating into its operations, compliance programs and internal control processes. As permitted by SEC rules and regulations, the Company has excluded Antolin Seating from management's evaluation of internal control over financial reporting as of December 31, 2017.
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
Code of Ethics
We have adopted a code of ethics that applies to our executive officers, including our Principal Executive Officer, our Principal Financial Officer and our Principal Accounting Officer. This code of ethics is entitled "Specific Provisions for Executive Officers" within our Code of Business Conduct and Ethics, which can be found on our website at http://www.lear.com. We will post any amendment to or waiver from the provisions of the Code of Business Conduct and Ethics that applies to the executive officers above on the same website and will provide it to stockholders free of charge upon written request by contacting Lear Corporation at 21557 Telegraph Road, Southfield, Michigan 48033, Attention: Investor Relations.
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
Equity Compensation Plan Information

As of December 31, 2017	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,771,783	(1)	$—	(2)	2,781,604
Equity compensation plans not approved by security holders	—		—		—
Total	1,771,783		$—		2,781,604

(1)
Includes 572,213 of outstanding restricted stock units and 1,199,570 of outstanding performance shares. Outstanding performance shares are reflected at the maximum possible payout that may be earned during the relevant performance periods.

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
Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Equity for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements
2.     Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts
All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

3.	The exhibits listed on the "Index to Exhibits" on pages 106 through 108 are filed with this Form 10-K or incorporated by reference as set forth below.

(b)	The exhibits listed on the "Index to Exhibits" on pages 106 through 108 are filed with this Form 10-K or incorporated by reference as set forth below.

(c)	Additional Financial Statement Schedules
None.
ITEM 16 – FORM 10-K Summary
None.

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

4.4
Fifth Supplemental Indenture, dated November 21, 2014, among the Company, the Subsidiary Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 18, 2014).

4.5
Sixth Supplemental Indenture, dated June 25, 2015, among the Company, the Subsidiary Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2015).

4.6
Indenture, dated August 17, 2017, among the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 14, 2017).

4.7
First Supplemental Indenture, dated August 17, 2017, among the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 14, 2017).

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
Lear Corporation Outside Directors Compensation Plan - Form of Cash Retainer Deferral Election, effective as of September 13, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

**10.9	*	Form of Restricted Stock Unit "Career Shares" Award Agreement under the Lear Corporation 2009 Long-Term Stock Incentive Plan.

**10.10	*	Form of Performance Share Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan.

10.11	*
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

**10.13	*	Lear Corporation Salaried Retirement Restoration Program (f/k/a Lear Corporation PSP Excess Plan), amended and restated effective December 29, 2017.

10.14	*
Form of Restricted Stock Unit "Career Shares" Award Agreement under the Lear Corporation 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

**10.15	*	Form of 2018 Restricted Stock Unit Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan.

**10.16	*	Second Amended and Restated Employment Agreement, dated as of November 15, 2017, between the Company and Matthew J. Simoncini.

10.17	*
Employment Agreement, dated March 15, 2012, between the Company and Jeffrey H.Vanneste (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

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
First Amendment to the Lear Corporation 2009 Long-Term Stock Incentive Plan (amended and restated as January 1, 2014), effective as of January 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2017).

10.25
First Amendment, dated August 20, 2015, to the Amended and Restated Credit Agreement, dated as of November 14, 2014, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2015).

10.26
Credit Agreement, dated as of August 8, 2017, among the Company, the foreign subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, HSBC Securities (USA) Inc., as syndication agent, Barclays Bank PLC, Citibank N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 8, 2017).

10.27	*
First Amendment to the Lear Corporation Annual Incentive Plan (amended and restated as of January 1, 2014), effective February 9, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2017).

10.28	*
Statement on Confidential Information, effective as of August 9, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.29	*
First Amendment to the Lear Corporation Outside Directors Compensation Plan, effective September 13, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.30	*
Lear Corporation Outside Directors Compensation Plan - Form of Stock Grant Deferral Election, effective as of September 13, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.31	*
Anti-Hedging and Anti-Pledging Policy, amended and restated as of September 13, 2017 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

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

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 6, 2018.

Lear Corporation

By:	/s/ Matthew J. Simoncini
Matthew J. Simoncini
President and Chief Executive Officer and a Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Lear Corporation and in the capacities indicated on February 6, 2018.

/s/ Matthew J. Simoncini	/s/ Mary Lou Jepsen
Matthew J. Simoncini	Mary Lou Jepsen
President and Chief Executive Officer and a Director	a Director
(Principal Executive Officer)

/s/ Jeffrey H. Vanneste	/s/ Kathleen A. Ligocki
Jeffrey H. Vanneste	Kathleen A. Ligocki
Senior Vice President and Chief Financial Officer	a Director
(Principal Financial Officer)

/s/ Amy A. Doyle	/s/ Conrad L. Mallett, Jr.
Amy A. Doyle	Conrad L. Mallett, Jr.
Vice President, Chief Accounting Officer	a Director
(Principal Accounting Officer)

/s/ Richard H. Bott	/s/ Donald L. Runkle
Richard H. Bott	Donald L. Runkle
a Director	a Director

/s/ Thomas P. Capo	/s/ Gregory C. Smith
Thomas P. Capo	Gregory C. Smith
a Director	a Director

/s/ Jonathan F. Foster	/s/ Henry D.G. Wallace
Jonathan F. Foster	Henry D.G. Wallace
a Director	Non-Executive Chairman of the Board of Directors and
a Director