Form 10-Q
period 2018-03-31
LEAR CORP
filed 2018-04-26
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 23, 2018, the number of shares outstanding of the registrant’s common stock was 66,321,719 shares.

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

LEAR CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We have prepared the unaudited condensed consolidated financial statements of Lear Corporation and subsidiaries pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended December 31, 2017.
The financial information presented reflects all adjustments (consisting of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations, cash flows and financial position for the interim periods presented. These results are not necessarily indicative of a full year’s results of operations.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31, 2018 (1)	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,268.5	$1,500.4
Accounts receivable	3,795.2	3,230.8
Inventories	1,266.3	1,205.7
Other	769.7	676.1
Total current assets	7,099.7	6,613.0
LONG-TERM ASSETS:
Property, plant and equipment, net	2,560.9	2,459.4
Goodwill	1,464.7	1,401.3
Other	1,555.9	1,472.2
Total long-term assets	5,581.5	5,332.9
Total assets	$12,681.2	$11,945.9

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$2.9	$—
Accounts payable and drafts	3,483.0	3,167.2
Accrued liabilities	1,801.4	1,678.1
Current portion of long-term debt	9.1	9.0
Total current liabilities	5,296.4	4,854.3
LONG-TERM LIABILITIES:
Long-term debt	1,950.0	1,951.5
Other	709.9	694.1
Total long-term liabilities	2,659.9	2,645.6

Redeemable noncontrolling interest	170.3	153.4

EQUITY:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 72,563,291 shares issued as of March 31, 2018 and December 31, 2017	0.7	0.7
Additional paid-in capital	1,156.4	1,215.4
Common stock held in treasury, 6,191,389 and 5,689,527 shares as of March 31, 2018 and December 31, 2017, respectively, at cost	(851.7)	(724.1)
Retained earnings	4,474.8	4,171.9
Accumulated other comprehensive loss	(380.8)	(513.4)
Lear Corporation stockholders’ equity	4,399.4	4,150.5
Noncontrolling interests	155.2	142.1
Equity	4,554.6	4,292.6
Total liabilities and equity	$12,681.2	$11,945.9

(1)	Unaudited.
The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions, except share and per share data)

	Three Months Ended
	March 31, 2018	April 1, 2017
Net sales	$5,733.7	$4,998.5

Cost of sales	5,102.3	4,416.0
Selling, general and administrative expenses	155.4	155.7
Amortization of intangible assets	13.1	10.1
Interest expense	20.7	20.8
Other (income) expense, net	(5.6)	3.7
Consolidated income before provision for income taxes and equity in net income of affiliates	447.8	392.2
Provision for income taxes	77.7	89.1
Equity in net income of affiliates	(4.1)	(15.4)
Consolidated net income	374.2	318.5
Less: Net income attributable to noncontrolling interests	20.5	12.7
Net income attributable to Lear	$353.7	$305.8

Basic net income per share available to Lear common stockholders	$5.19	$4.39

Diluted net income per share available to Lear common stockholders	$5.16	$4.35

Cash dividends declared per share	$0.70	$0.50

Average common shares outstanding	67,086,326	69,658,368

Average diluted shares outstanding	67,562,452	70,327,348

Consolidated comprehensive income (Note 13)	$520.0	$422.1
Less: Comprehensive income attributable to noncontrolling interests	33.7	13.8
Comprehensive income attributable to Lear	$486.3	$408.3
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended
	March 31, 2018	April 1, 2017
Cash Flows from Operating Activities:
Consolidated net income	$374.2	$318.5
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	120.2	96.9
Net change in recoverable customer engineering, development and tooling	22.5	7.4
Net change in working capital items (see below)	(252.6)	(145.3)
Other, net	(27.5)	1.4
Net cash provided by operating activities	236.8	278.9
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(162.8)	(120.8)
Other, net	(25.3)	(7.9)
Net cash used in investing activities	(188.1)	(128.7)
Cash Flows from Financing Activities:
Credit agreement repayments	(1.5)	(6.2)
Short-term borrowings, net	—	1.4
Repurchase of common stock	(145.4)	(115.6)
Dividends paid to Lear Corporation stockholders	(50.7)	(36.7)
Dividends paid to noncontrolling interests	(19.2)	(26.5)
Other, net	(55.8)	(41.7)
Net cash used in financing activities	(272.6)	(225.3)
Effect of foreign currency translation	18.0	13.2
Net Change in Cash, Cash Equivalents and Restricted Cash	(205.9)	(61.9)
Cash, Cash Equivalents and Restricted Cash as of Beginning of Period	1,500.4	1,271.6
Cash, Cash Equivalents and Restricted Cash as of End of Period	$1,294.5	$1,209.7

Changes in Working Capital Items:
Accounts receivable	$(460.7)	$(526.6)
Inventories	(35.0)	(35.4)
Accounts payable	227.9	374.7
Accrued liabilities and other	15.2	42.0
Net change in working capital items	$(252.6)	$(145.3)

Supplementary Disclosure:
Cash paid for interest	$45.6	$42.6
Cash paid for income taxes, net of refunds received	$63.6	$65.1

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
In the second quarter of 2017, the Company completed the acquisition of Grupo Antolin's automotive seating business ("Antolin Seating"). The acquisition was accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying condensed consolidated financial statements from the date of acquisition. For further information on the acquisition of Antolin Seating, see Note 3, "Acquisition," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
The Company’s annual financial results are reported on a calendar year basis, and quarterly interim results are reported using a thirteen week reporting calendar.
Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended March 31, 2018.

(2) Restructuring
Restructuring costs include employee termination benefits, fixed asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. These incremental costs principally include equipment and personnel relocation costs. In addition to restructuring costs, the Company incurs incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs are recognized in the Company’s condensed consolidated financial statements in accordance with GAAP. Generally, charges are recorded as restructuring actions are approved and/or implemented.
In the first quarter of 2018, the Company recorded charges of $18.4 million in connection with its restructuring actions. These charges consist of $14.9 million recorded as cost of sales and $3.5 million recorded as selling, general and administrative expenses. The restructuring charges consist of employee termination costs of $16.3 million, fixed asset impairment charges of $0.9 million and contract termination costs of $0.3 million, as well as other related costs of $0.9 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Fixed asset impairment charges relate to the disposal of buildings, leasehold improvements and/or machinery and equipment with carrying values of $0.9 million in excess of related estimated fair values.
The Company expects to incur approximately $30 million of additional restructuring costs related to activities initiated as of March 31, 2018, and expects that the components of such costs will be consistent with its historical experience. Any future restructuring actions will depend upon market conditions, customer actions and other factors.
A summary of 2018 activity is shown below (in millions):

	Accrual as of	2018	Utilization		Accrual as of
	January 1, 2018	Charges	Cash	Non-cash	March 31, 2018
Employee termination benefits	$93.0	$16.3	$(13.8)	$—	$95.5
Asset impairment charges	—	0.9	—	(0.9)	—
Contract termination costs	5.0	0.3	(0.2)	—	5.1
Other related costs	—	0.9	(0.9)	—	—
Total	$98.0	$18.4	$(14.9)	$(0.9)	$100.6

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(3) Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	March 31, 2018	December 31, 2017
Raw materials	$918.8	$869.3
Work-in-process	129.0	120.8
Finished goods	334.6	324.8
Reserves	(116.1)	(109.2)
Inventories	$1,266.3	$1,205.7

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
During the first quarters of 2018 and 2017, the Company capitalized $33.5 million and $62.9 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During the first quarters of 2018 and 2017, the Company also capitalized $31.8 million and $33.6 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets.
During the first quarters of 2018 and 2017, the Company collected $79.0 million and $87.6 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer E&D and tooling costs related to long-term supply agreements is shown below (in millions):

	March 31, 2018	December 31, 2017
Current	$225.1	$248.1
Long-term	66.8	59.3
Recoverable customer E&D and tooling	$291.9	$307.4

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of property, plant and equipment is shown below (in millions):

	March 31, 2018	December 31, 2017
Land	$120.4	$118.8
Buildings and improvements	821.6	797.7
Machinery and equipment	3,244.2	3,077.4
Construction in progress	384.6	355.6
Total property, plant and equipment	4,570.8	4,349.5
Less – accumulated depreciation	(2,009.9)	(1,890.1)
Property, plant and equipment, net	$2,560.9	$2,459.4
Depreciation expense was $107.1 million and $86.8 million in the three months ended March 31, 2018 and April 1, 2017, respectively.
The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with GAAP. If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. Except as discussed below, the Company does not believe that there were any indicators that would have resulted in long-lived asset impairment charges as of March 31, 2018. The Company will, however, continue to assess the impact of any significant industry events on the realization of its long-lived assets.
In the first quarters of 2018 and 2017, the Company recognized fixed asset impairment charges of $0.9 million and $0.1 million, respectively, in conjunction with its restructuring actions (Note 2, "Restructuring").
Investments in Affiliates
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
This transaction was accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying condensed consolidated balance sheet as of March 31, 2018. The operating results and cash flows of Lear FAWSN are included in the accompanying condensed consolidated financial statements from the effective date of the amended joint venture agreement and are reflected in the Company’s E-Systems segment.
A preliminary summary of the fair value of the assets acquired and liabilities assumed in conjunction with the transaction is shown below (in millions):

Property, plant and equipment	$10.5
Other assets and liabilities assumed, net	7.2
Goodwill	21.4
Intangible assets	7.5
$46.6
Recognized goodwill is attributable to the assembled workforce, expected synergies and other intangible assets that do not qualify for separate recognition.
Intangible assets consist of amounts recognized for the fair value of customer-based assets and were based on an independent appraisal. Customer-based assets include Lear FAWSN's established relationships with its customers and the ability of these customers to generate future economic profits for the Company. It is currently estimated that these intangible assets have a weighted average useful life of approximately ten years.
The fair values of the assets acquired and liabilities assumed in conjunction with the transaction contain preliminary estimates that may be revised as a result of additional information regarding such assets and liabilities.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of the effective date of the transaction, the fair value of the Company’s previously held equity interest in Lear FAWSN was $23.0 million, and the fair value of the noncontrolling interest in Lear FAWSN was $14.0 million. As a result of valuing the Company’s previously held equity interest in Lear FAWSN at fair value, the Company recognized a gain of $10.0 million, which is included in other (income) expense, net in the accompanying condensed consolidated statements of comprehensive income for the three months ended March 31, 2018.
Lear FAWSN’s annual sales are approximately $100 million. The pro forma effects of this consolidation would not materially impact the Company’s reported results for any period presented.
For further information related to acquired assets measured at fair value, see Note 16, "Financial Instruments."

(6) Goodwill
A summary of the changes in the carrying amount of goodwill, by operating segment, in the three months ended March 31, 2018, is shown below (in millions):

	Seating	E-Systems	Total
Balance at January 1, 2018	$1,274.4	$126.9	$1,401.3
Affiliate transaction	—	21.4	21.4
Foreign currency translation and other	19.3	22.7	42.0
Balance at March 31, 2018	$1,293.7	$171.0	$1,464.7
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
The Company does not believe that there were any indicators that would have resulted in goodwill impairment charges as of March 31, 2018. The Company will, however, continue to assess the impact of significant events or circumstances on its recorded goodwill.
For further information related to the affiliate transaction, see Note 5, "Long-Term Assets."

(7) Debt
A summary of long-term debt, net of unamortized debt issuance costs, and the related weighted average interest rates is shown below (in millions):

	March 31, 2018				December 31, 2017
Debt Instrument	Long-Term Debt	Debt Issuance Costs (2)	Long-Term Debt, Net	Weighted Average Interest Rate	Long-Term Debt	Debt Issuance Costs (2)	Long-Term Debt, Net	Weighted Average Interest Rate
Credit Agreement — Term Loan Facility	$246.9	$(1.8)	$245.1	3.24%	$248.4	$(1.8)	$246.6	3.0%
5.375% Senior Notes due 2024 ("2024 Notes")	325.0	(2.3)	322.7	5.375%	325.0	(2.4)	322.6	5.375%
5.25% Senior Notes due 2025 ("2025 Notes")	650.0	(5.6)	644.4	5.25%	650.0	(5.8)	644.2	5.25%
3.8% Senior Notes due 2027 ("2027 Notes") (1)	745.0	(5.8)	739.2	3.885%	744.9	(5.9)	739.0	3.885%
Other	7.7	—	7.7	N/A	8.1	—	8.1	N/A
	$1,974.6	$(15.5)	1,959.1		$1,976.4	$(15.9)	1,960.5
Less — Current portion			(9.1)				(9.0)
Long-term debt			$1,950.0				$1,951.5
(1) Net of unamortized original issue discount of $5.0 million and $5.1 million as of March 31, 2018 and December 31, 2017, respectively
(2) Unamortized portion

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
As of March 31, 2018, the Company was in compliance with all covenants under the indentures governing the Notes.
Credit Agreement
The Company's unsecured credit agreement (the "Credit Agreement"), dated August 8, 2017, consists of a $1.75 billion revolving credit facility (the "Revolving Credit Facility") and a $250.0 million term loan facility (the "Term Loan Facility"), both of which mature on August 8, 2022.
As of March 31, 2018 and December 31, 2017, there were no borrowings outstanding under the Revolving Credit Facility and $246.9 million and $248.4 million, respectively, of borrowings outstanding under the Term Loan Facility. In the first quarter of 2018, the Company made required principal payments of $1.5 million under the Term Loan Facility. In the first quarter of 2017, the Company made required principal payments of $6.2 million under the Company's prior term loan facility.
Advances under the Revolving Credit Facility and the Term Loan Facility generally bear interest based on (i) the Eurocurrency Rate (as defined in the Credit Agreement) or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin, determined in accordance with a pricing grid. The range and the rate as of March 31, 2018, are shown below (in percentages):

	Eurocurrency Rate			Base Rate
	Minimum	Maximum	Rate as of March 31, 2018	Minimum	Maximum	Rate as of March 31, 2018
Revolving Credit Agreement	1.00%	1.60%	1.30%	0.00%	0.60%	0.30%
Term Loan Facility	1.125%	1.90%	1.50%	0.125%	0.90%	0.50%
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
As of March 31, 2018, the Company was in compliance with all covenants under the Credit Agreement.
Other
As of March 31, 2018, other long-term debt consists of amounts outstanding under capital leases.
For further information related to the Company's debt, see Note 6, "Debt," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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
Net Periodic Pension and Other Postretirement Benefit (Credit) Cost
The components of the Company’s net periodic pension benefit (credit) cost are shown below (in millions):

	Three Months Ended
	March 31, 2018		April 1, 2017
	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$1.7	$—	$1.7
Interest cost	5.0	3.8	5.4	3.8
Expected return on plan assets	(6.9)	(5.9)	(5.9)	(5.6)
Amortization of actuarial loss	0.5	1.6	0.6	1.2
Settlement loss	0.2	—	0.2	0.8
Net periodic benefit (credit) cost	$(1.2)	$1.2	$0.3	$1.9
In the three months ended April 1, 2017, the Company recognized a pension settlement loss of $0.8 million related to its restructuring actions.
The components of the Company’s net periodic other postretirement benefit (credit) cost are shown below (in millions):

	Three Months Ended
	March 31, 2018		April 1, 2017
	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$0.1	$—	$0.1
Interest cost	0.5	0.4	0.6	0.4
Amortization of actuarial (gain) loss	(0.6)	—	(0.6)	0.1
Amortization of prior service credit	—	(0.1)	—	(0.1)
Net periodic benefit (credit) cost	$(0.1)	$0.4	$—	$0.5
Contributions
In the three months ended March 31, 2018, employer contributions to the Company’s domestic and foreign defined benefit pension plans were $4.1 million.
The Company expects contributions to its domestic and foreign defined benefit pension plans to be approximately $10 million to $15 million in 2018. The Company may elect to make contributions in excess of minimum funding requirements in response to investment performance or changes in interest rates or when the Company believes that it is financially advantageous to do so and based on its other cash requirements.
Accounting Standards Update
On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The new standard requires the classification of the non-service cost components of net periodic benefit cost in other (income) expense, net and the classification of the service cost component in the same line item as other current employee compensation costs. The provisions of the standard were applied retrospectively, and the effects of adoption were not significant.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(9) Revenue Recognition
On January 1, 2018, the Company adopted Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers," using the modified retrospective method as applied to customer contracts that were not completed as of January 1, 2018. As a result, financial information for reporting periods beginning on or after January 1, 2018, are presented in accordance with ASC 606. Comparative financial information for reporting periods beginning prior to January 1, 2018, has not been adjusted and continues to be reported in accordance with the Company's revenue recognition policies prior to the adoption of ASC 606. The Company did not record a cumulative adjustment related to the adoption of ASC 606, and the effects of adoption were not significant.
The Company enters into contracts with its customers to provide production parts at the beginning of a vehicle’s life cycle. Contracts do not provide for a specified quantity of products, but once entered into, the Company is generally required to fulfill its customers’ purchasing requirements for the production life of the vehicle. These contracts may be terminated by the Company’s customers at any time. Historically, terminations of these contracts have been minimal. The Company receives annual purchase orders from its customers, which provide the annual terms for a particular production part, including price (but not quantities). Contracts may also provide for annual price reductions over the production life of the vehicle, and prices are adjusted on an ongoing basis to reflect changes in product content/cost and other commercial factors.
Revenue is recognized at a point in time when control of the product is transferred to the customer under standard commercial terms, as the Company does not have an enforceable right to payment prior to such transfer. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for those products based on the annual purchase orders, annual price reductions and ongoing price adjustments (some of which is accounted for as variable consideration). The Company does not believe that there will be significant changes to its estimates of variable consideration. The Company's customers pay for products received in accordance with payment terms that are customary within the industry. The Company's contracts with its customers do not have significant financing components.
The Company records a contract liability for advances received from its customers. As of March 31, 2018, there were no significant contract liabilities recorded. Further, there were no significant contract liabilities recognized in revenue during the first quarter of 2018.
Amounts billed to customers related to shipping and handling costs are included in net sales in the condensed consolidated statements of comprehensive income. Shipping and handling costs are accounted for as fulfillment costs and are included in cost of sales in the condensed consolidated statements of comprehensive income.
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction that are collected by the Company from a customer are excluded from revenue.
A summary of the Company’s revenue by reportable operating segment and geography is shown below (in millions):

	Three Months Ended
	March 31, 2018			April 1, 2017
	Seating	E-Systems	Total	Seating	E-Systems	Total
North America	$1,740.1	$315.0	$2,055.1	$1,707.8	$281.4	$1,989.2
Europe and Africa	1,752.2	691.0	2,443.2	1,339.0	576.4	1,915.4
Asia	686.1	358.0	1,044.1	691.1	232.2	923.3
South America	151.5	39.8	191.3	130.1	40.5	170.6
	$4,329.9	$1,403.8	$5,733.7	$3,868.0	$1,130.5	$4,998.5

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(10) Other (Income) Expense, Net
Other (income) expense, net includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the disposal of fixed assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense.
A summary of other (income) expense, net is shown below (in millions):

	Three Months Ended
	March 31, 2018	April 1, 2017
Other expense	$5.5	$8.0
Other income	(11.1)	(4.3)
Other (income) expense, net	$(5.6)	$3.7
In the three months ended March 31, 2018, other income includes a gain of $10.0 million related to gaining control of an affiliate (Note 5, "Long-Term Assets").
In the three months ended April 1, 2017, other income includes net foreign currency transaction gains of $5.6 million.

(11) Income Taxes
A summary of the provision for income taxes and the corresponding effective tax rate for the three months ended March 31, 2018 and April 1, 2017, is shown below (in millions, except effective tax rates):

	Three Months Ended
	March 31, 2018	April 1, 2017
Provision for income taxes	$77.7	$89.1
Pretax income before equity in net income of affiliates	$447.8	$392.2
Effective tax rate	17.4%	22.7%
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on all offshore earnings that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 31, 2017, the Company had not completed its accounting for the tax effects of the Act. In March 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-05, "Income Taxes - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." The guidance provides for a provisional one year measurement period for entities to finalize their accounting for certain tax effects related to the Act. In the first quarter of 2018, the Company recognized a $1.3 million tax benefit adjustment to the provisional income tax expense related to the remeasurement of the December 31, 2017 deferred tax balances. The Company expects to finalize its provisional amounts by the fourth quarter of 2018.
On January 1, 2018, the Company adopted ASU 2016-16, " Income Taxes - Intra-Entity Transfers of Assets Other than Inventory." The new standard requires the recognition of the income tax effects of intercompany sales and transfers of assets other than inventory, in the period in which the transfer occurs. The standard also required modified retrospective adoption. Accordingly, the Company recognized a deferred tax asset of $2.3 million and a corresponding credit to retained earnings in conjunction with the adoption. The effects of adopting the other provisions of ASU 2016-16 were not significant.
In the first quarters of 2018 and 2017, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. The provision for income taxes was also impacted by the reduction in the U.S. federal corporate income tax rate in the first quarter of 2018. In the first quarter of 2018, the Company recognized tax benefits of $35.1 million related to the reversal of valuation allowances on the deferred tax assets of a certain foreign subsidiary, $10.1 million related to share-based compensation and $4.1 million related to restructuring charges and various other items, offset by tax expense of $22.0 million related to an increase in foreign withholding tax on certain undistributed foreign earnings. In addition, the Company recognized a gain of $10.0 million related to obtaining control of an affiliate, for which no tax expense was provided. In the first quarter of 2017, the Company recognized net tax benefits of $19.1 million, of which $15.5 million related to share-based compensation and $3.6 million related to restructuring charges and various other items. Excluding these items, the effective tax rate for the first quarters of 2018 and 2017 approximated the U.S. federal statutory income tax rate of 21% and

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

35%, respectively, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
As of March 31, 2018, the Company made its best estimate of the annual effective tax rate ("EAETR") for the full year of 2018. The Company continues to examine the potential impact of certain provisions of the Act that could affect its 2018 EAETR, including the provisions related to global intangible low-taxed income ("GILTI"), foreign derived intangible income ("FDII") and the base erosion and anti-abuse tax ("BEAT"). Accordingly, the Company's 2018 EAETR may change in subsequent interim periods as additional analysis is completed.
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
For further information related to obtaining control of an affiliate, see Note 5, "Long-Term Assets." For further information related to the Company's income taxes, see Note 7, "Income Taxes," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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
A summary of information used to compute basic and diluted net income per share available to Lear common stockholders is shown below (in millions, except share and per share data):

	Three Months Ended
	March 31, 2018	April 1, 2017
Net income attributable to Lear	$353.7	$305.8
Less: Redeemable noncontrolling interest adjustment	(5.4)	—
Net income available to Lear common stockholders	$348.3	$305.8

Average common shares outstanding	67,086,326	69,658,368
Dilutive effect of common stock equivalents	476,126	668,980
Average diluted shares outstanding	67,562,452	70,327,348

Basic net income per share available to Lear common stockholders	$5.19	$4.39

Diluted net income per share available to Lear common stockholders	$5.16	$4.35
For further information related to the redeemable noncontrolling interest adjustment, see Note 13, "Comprehensive Income and Equity."

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
A summary of comprehensive income and reconciliations of equity, Lear Corporation stockholders’ equity and noncontrolling interests for the three months ended March 31, 2018, is shown below (in millions):

	Three Months Ended March 31, 2018
	Equity	Lear Corporation Stockholders' Equity	Non- controlling Interests
Beginning equity balance	$4,292.6	$4,150.5	$142.1
Stock-based compensation transactions	(31.2)	(31.2)	—
Repurchase of common stock	(155.4)	(155.4)	—
Dividends declared to Lear Corporation stockholders	(47.7)	(47.7)	—
Dividends declared to noncontrolling interest holders	(19.7)	—	(19.7)
Adoption of ASU 2016-16 (Note 11, "Taxes")	2.3	2.3	—
Affiliate transaction	14.0	—	14.0
Redeemable non-controlling interest adjustment	(5.4)	(5.4)	—
Acquisition of outstanding non-controlling interest	(3.4)	—	(3.4)
Comprehensive income:
Net income	370.7	353.7	17.0
Other comprehensive income, net of tax:
Defined benefit plan adjustments	2.3	2.3	—
Derivative instruments and hedging activities	37.4	37.4	—
Foreign currency translation adjustments	98.1	92.9	5.2
Other comprehensive income	137.8	132.6	5.2
Comprehensive income	508.5	486.3	22.2
Ending equity balance	$4,554.6	$4,399.4	$155.2
A summary of comprehensive income and a reconciliation of Lear's redeemable non-controlling interests for the three months ended March 31, 2018, is shown below (in millions):

Three Months Ended March 31, 2018
Beginning redeemable noncontrolling interest balance	$153.4
Redeemable noncontrolling interest adjustment	5.4
Comprehensive income:
Net income	3.5
Foreign currency translation adjustments	8.0
Comprehensive income	11.5
Ending redeemable noncontrolling interest balance	$170.3
In accordance with GAAP, the Company records redeemable noncontrolling interests at the greater of (1) the initial carrying amount adjusted for the noncontrolling interest holder’s share of total comprehensive income or loss and dividends ("noncontrolling interest carrying value") or (2) the redemption value as of and based on conditions existing as of the reporting date. Required redeemable noncontrolling interest adjustments are recorded as an increase to redeemable noncontrolling

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

interests, with an offsetting adjustment to retained earnings. The redeemable noncontrolling interest is classified in mezzanine equity in the accompanying condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017.
For further information related to the redeemable noncontrolling interest adjustment, see Note 12, "Net Income Per Share Attributable to Lear," as well as Note 5, "Investments in Affiliates and Other Related Party Transactions," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
A summary of changes, net of tax, in accumulated other comprehensive loss for the three months ended March 31, 2018, is shown below (in millions):

Three Months Ended March 31, 2018
Defined benefit plans:
Balance at beginning of period	$(184.0)
Reclassification adjustments (net of tax expense of $0.3 million)	1.3
Other comprehensive income recognized during the period (net of tax impact of $— million)	1.0
Balance at end of period	$(181.7)

Derivative instruments and hedging:
Balance at beginning of period	$(22.9)
Reclassification adjustments (net of tax benefit of $0.7 million)	(2.4)
Other comprehensive income recognized during the period (net of tax expense of $11.0 million)	39.8
Balance at end of period	$14.5

Foreign currency translation:
Balance at beginning of period	$(306.5)
Other comprehensive income recognized during the period (net of tax impact of $— million)	92.9
Balance at end of period	$(213.6)
In the three months ended March 31, 2018, foreign currency translation adjustments are related primarily to the strengthening of the Chinese renminbi and the Euro relative to the U.S. dollar and include pretax losses of $0.3 million related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of comprehensive income and reconciliations of equity, Lear Corporation stockholders’ equity and noncontrolling interests for the three months ended April 1, 2017, is shown below (in millions):

	Three Months Ended April 1, 2017
	Equity	Lear Corporation Stockholders' Equity	Non- controlling Interests
Beginning equity balance	$3,192.9	$3,057.2	$135.7
Stock-based compensation transactions	(25.8)	(25.8)	—
Repurchase of common stock	(127.5)	(127.5)	—
Dividends declared to Lear Corporation stockholders	(35.7)	(35.7)	—
Dividends declared to noncontrolling interest holders	(17.0)	—	(17.0)
Adoption of ASU 2016-09	54.5	54.5	—
Comprehensive income:
Net income	318.5	305.8	12.7
Other comprehensive income, net of tax:
Defined benefit plan adjustments	0.7	0.7	—
Derivative instruments and hedging activities	52.1	52.1	—
Foreign currency translation adjustments	50.8	49.7	1.1
Other comprehensive income	103.6	102.5	1.1
Comprehensive income	422.1	408.3	13.8
Ending equity balance	$3,463.5	$3,331.0	$132.5
A summary of changes, net of tax, in accumulated other comprehensive loss for the three months ended April 1, 2017, is shown below (in millions):

Three Months Ended April 1, 2017
Defined benefit plans:
Balance at beginning of period	$(192.8)
Reclassification adjustments (net of tax expense of $0.5 million)	1.7
Other comprehensive loss recognized during the period (net of tax impact of $— million)	(1.0)
Balance at end of period	$(192.1)

Derivative instruments and hedging:
Balance at beginning of period	$(45.1)
Reclassification adjustments (net of tax expense of $3.0 million)	8.8
Other comprehensive income recognized during the period (net of tax expense of $14.7 million)	43.3
Balance at end of period	$7.0

Foreign currency translation:
Balance at beginning of period	$(597.7)
Other comprehensive income recognized during the period (net of tax impact of $— million)	49.7
Balance at end of period	$(548.0)
In the three months ended April 1, 2017, foreign currency translation adjustments are related primarily to the strengthening of the Euro, the Chinese renminbi and the Brazilian real relative to the U.S. dollar and include pretax losses of $0.6 million related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

For further information regarding reclassification adjustments related to the Company's defined benefit plans, see Note 8, "Pension and Other Postretirement Benefit Plans." For further information regarding reclassification adjustments related to the Company's derivative and hedging activities, see Note 16, "Financial Instruments."
Lear Corporation Stockholders’ Equity
Common Stock Share Repurchase Program
On February 13, 2018, the Company's Board of Directors authorized an increase to the existing common stock share repurchase program to provide for a remaining aggregate repurchase authorization of $1.5 billion and extended the term of the program to December 31, 2020.
Share repurchases in the first three months of 2018 are shown below (in millions except for shares and per share amounts):

Three Months Ended March 31, 2018				As of March 31, 2018
Aggregate Repurchases (1)	Cash paid for Repurchases	Number of Shares	Average Price per Share (2)	Remaining Purchase Authorization
$155.4	$145.4	829,360	$187.41	$1,349.6
(1) Includes $5.1 million of purchases prior to the increased authorization
(2) Excludes commissions
Since the first quarter of 2011, the Company's Board of Directors has authorized $5.0 billion in share repurchases under the common stock share repurchase program. As of the end of the first quarter of 2018, the Company has repurchased, in aggregate, $3.7 billion of its outstanding common stock, at an average price of $81.72 per share, excluding commissions and related fees.
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
In addition to shares repurchased under the Company’s common stock share repurchase program described above, the Company classified shares withheld from the settlement of the Company’s restricted stock unit and performance share awards to cover tax withholding requirements as common stock held in treasury in the accompanying condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017.
Quarterly Dividend
In the first three months of 2018 and 2017, the Company’s Board of Directors declared quarterly cash dividends of $0.70 and $0.50 per share of common stock, respectively. Dividends declared and paid are shown below (in millions):

	Three Months Ended
	March 31, 2018	April 1, 2017
Dividends declared	$47.7	$35.7
Dividends paid	50.7	36.7
Dividends payable on common shares to be distributed under the Company’s stock-based compensation program and common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings will be paid when such common shares are distributed.
Noncontrolling Interests
In the first three months of 2018, the Company gained control of an affiliate and acquired the outstanding non-controlling interest of another affiliate. For further information related to the affiliate transaction, see Note 5, "Long-Term Assets."

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(14) Legal and Other Contingencies
As of March 31, 2018 and December 31, 2017, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $25.6 million and $25.8 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.
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
A summary of the changes in reserves for product liability and warranty claims for the three months ended March 31, 2018, is shown below (in millions):

Balance at January 1, 2018	$46.5
Expense, net (including changes in estimates)	3.4
Settlements	(9.5)
Foreign currency translation and other	0.5
Balance at March 31, 2018	$40.9
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
As of March 31, 2018 and December 31, 2017, the Company had recorded environmental reserves of $8.9 million and $9.0 million, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.

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
A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended March 31, 2018
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$4,329.9	$1,403.8	$—	$5,733.7
Segment earnings (1)	339.5	190.8	(67.4)	462.9
Depreciation and amortization	80.0	36.6	3.6	120.2
Capital expenditures	112.3	48.2	2.3	162.8
Total assets	7,901.5	2,631.3	2,148.4	12,681.2

	Three Months Ended April 1, 2017
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$3,868.0	$1,130.5	$—	$4,998.5
Segment earnings (1)	320.3	164.9	(68.5)	416.7
Depreciation and amortization	65.0	28.3	3.6	96.9
Capital expenditures	82.7	29.5	8.6	120.8
Total assets	6,824.5	1,835.7	1,940.3	10,600.5
(1) See definition above

For the three months ended March 31, 2018, segment earnings include restructuring charges of $14.4 million, $1.9 million and $2.1 million in the Seating and E-Systems segments and in the other category, respectively (Note 2, "Restructuring").
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

	Three Months Ended
	March 31, 2018	April 1, 2017
Segment earnings	$462.9	$416.7
Interest expense	20.7	20.8
Other (income) expense, net	(5.6)	3.7
Consolidated income before provision for income taxes and equity in net income of affiliates	$447.8	$392.2

(16) Financial Instruments
Debt Instruments
The carrying values of the Company’s debt instruments vary from their fair values. The fair values were determined by reference to the quoted market prices of these securities (Level 2 input based on the GAAP fair value hierarchy). The estimated fair value, as well as the carrying value, of the Company's debt instruments are shown below (in millions):

	March 31, 2018	December 31, 2017
Estimated aggregate fair value (1)	$1,994.8	$2,033.5
Aggregate carrying value (1) (2)	1,971.9	1,973.4
(1) Credit agreement and senior notes (excludes "other" debt)
(2) Excludes the impact of unamortized original issue discount and debt issuance costs
Cash, Cash Equivalents and Restricted Cash
On January 1, 2018, the Company adopted ASU 2016-18, "Restricted Cash." The new standard requires that changes in restricted cash be reflected with changes in cash and cash equivalents on the statement of cash flows and that a reconciliation between cash and cash equivalents presented on the balance sheet and to cash, cash equivalents and restricted cash presented on the statement of cash flows be provided. The provisions of the standard were applied retrospectively, and the effects of adoption were not significant.
The Company has on deposit with banks cash that is legally restricted as to use or withdrawal. A reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets to cash, cash equivalents and restricted cash reported on the condensed consolidated statements of cash flows is shown below (in millions):

	March 31, 2018	April 1, 2017
Balance sheet - cash and cash equivalents	$1,268.5	$1,209.7
Restricted cash included in other current assets	8.4	—
Restricted cash included in other long-term assets	17.6	—
Statement of cash flows - cash, cash equivalents and restricted cash	$1,294.5	$1,209.7
Marketable Equity Securities
Marketable equity securities, which the Company accounts for under the fair value option, are included in the accompanying condensed consolidated balance sheets as shown below (in millions):

	March 31, 2018	December 31, 2017
Current assets	$—	$3.2
Other long-term assets	45.6	40.6
	$45.6	$43.8

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Unrealized gains and losses arising from changes in the fair value of the marketable equity securities are recognized in the accompanying condensed consolidated statement of comprehensive income as a component of other (income) expense, net. The fair value of the marketable equity securities is determined by reference to quoted market prices in active markets (Level 1 input based on the GAAP fair value hierarchy).
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
For a fair value hedge, the change in the fair value of the derivative is recorded in earnings and reflected in the condensed consolidated statement of comprehensive income on the same line as the gain or loss on the hedged item attributable to the hedged risk. For a cash flow hedge, the change in the fair value of the derivative is recorded in accumulated other comprehensive loss in the condensed consolidated balance sheet. When the underlying hedged transaction is realized, the gain or loss included in accumulated other comprehensive loss is recorded in earnings and reflected in the condensed consolidated statement of comprehensive income on the same line as the gain or loss on the hedged item attributable to the hedged risk. For a net investment hedge, the change in the fair value of the derivative is recorded in cumulative translation adjustment, which is a component of accumulated other comprehensive loss in the condensed consolidated balance sheet. Changes in the fair value of contracts not designated as hedging instruments are recorded in earnings and reflected in the condensed consolidated statement of comprehensive income as other expense, net.
On January 1, 2018, the Company early adopted ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities." The new standard eliminates the requirement to separately measure and report hedge ineffectiveness, due to a difference between the economic terms of the hedge instrument and the underlying transaction, and generally requires, for qualifying hedges, the entire change in the fair value of a hedging instrument to be presented in the same line as the hedged item in the condensed consolidated statement of comprehensive income. The standard also modifies the accounting for components excluded from the assessment of hedge effectiveness and simplifies the application of hedge accounting in certain situations. The provisions of the standard were applied on a modified retrospective basis, and the effects of adoption were not significant.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The notional amount, estimated fair value and related balance sheet classification of the Company's foreign currency derivative contracts are shown below (in millions, except for maturities):

	March 31, 2018	December 31, 2017
Fair value of foreign currency contracts designated as cash flow hedges:
Other current assets	$39.4	$16.9
Other long-term assets	6.4	1.3
Other current liabilities	(15.5)	(28.4)
Other long-term liabilities	(0.7)	(8.0)
	29.6	(18.2)
Notional amount	$1,408.0	$1,538.5
Outstanding maturities in months, not to exceed	24	24
Fair value of foreign currency contracts not designated as hedging instruments:
Other current assets	$6.5	$1.8
Other current liabilities	(5.0)	(6.4)
	1.5	(4.6)

Notional amount	$1,229.9	$681.1
Outstanding maturities in months, not to exceed	9	12

Total fair value	$31.1	$(22.8)
Total notional amount	$2,637.9	$2,219.6
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
Accumulated Other Comprehensive Loss - Derivative Instruments and Hedging
Pretax amounts related to foreign currency derivative contracts designated as cash flow hedges that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended
	March 31, 2018	April 1, 2017
Gains recognized in accumulated other comprehensive loss:	$50.9	$58.1

(Gains) losses reclassified from accumulated other comprehensive loss to:
Net sales	1.7	0.1
Cost of sales	(4.8)	11.7
	(3.1)	11.8
Comprehensive income	$47.8	$69.9
As of March 31, 2018 and December 31, 2017, pretax net gains (losses) of approximately $29.6 million and ($18.2) million, respectively, related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. During the next twelve month period, the Company expects to reclassify into earnings net gains of approximately $24.0 million recorded in accumulated other comprehensive loss as of March 31, 2018. Such gains will be reclassified at the time that the underlying hedged transactions are realized.

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
Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, are shown below (in millions):

	March 31, 2018
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts, net	Recurring	$31.1	Market/ Income	$—	$31.1	$—
Marketable equity securities	Recurring	$45.6	Market	$45.6	$—	$—

	December 31, 2017
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts, net	Recurring	$(22.8)	Market/ Income	$—	$(22.8)	$—
Marketable equity securities	Recurring	$43.8	Market	$43.8	$—	$—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. If an estimate of the credit spread is required, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of March 31, 2018 and December 31, 2017, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy in 2018.

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
In 2018, as a result of the Lear FAWSN transaction, Level 3 fair value estimates of $10.5 million related to property, plant and equipment, $7.5 million related to intangible assets and $14.0 million of noncontrolling interests are recorded in the accompanying condensed consolidated balance sheet as of March 31, 2018. In addition, the Lear FAWSN transaction required a Level 3 fair value estimate related to the Company's previously held equity interest of $23.0 million. These Level 3 fair value estimates were determined as of the effective date of the transaction.
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
As of March 31, 2018, there were no additional significant assets or liabilities measured at fair value on a non-recurring basis.
For further information related to assets and liabilities measured at fair value on a non-recurring basis, see Note 5, "Long-Term Assets."

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(17) Accounting Pronouncements
Standards Adopted in 2018
On January 1, 2018, the Company adopted the ASUs summarized below:

Standard Adopted	Description	Effective Date
ASU 2014-09, Revenue from Contracts with Customers	The standard replaces existing revenue recognition guidance and requires additional financial statement disclosures. See Note 9, "Revenue Recognition."	January 1, 2018
ASU 2016-01 and ASU 2018-03, Recognition and Measurement of Financial Assets and Financial Liabilities
The standard requires equity investments and other ownership interests in unconsolidated entities (other than those accounted for using the equity method of accounting) to be measured at fair value through earnings. A practicability exception exists for equity investments without readily determinable fair values. The effects of adoption were not significant.
January 1, 2018
ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments
The standard addresses the classification of cash flows related to various transactions, including debt prepayment and extinguishment costs, contingent consideration and proceeds from insurance claims. The effects of adoption were not significant.
January 1, 2018
ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other than Inventory	The standard requires the recognition of the income tax effects of intercompany sales and transfers (other than inventory) when the sales and transfers occur. See Note 11, "Income Taxes."	January 1, 2018
ASU 2016-18, Restricted Cash	The standard provides guidance on the presentation of restricted cash on the statement of cash flows. See Note 16, "Financial Instruments."	January 1, 2018
ASU 2017-01, Clarifying the Definition of a Business	The standard provides a new framework to use when determining if a set of assets and activities is a business. The effects of adoption were not significant.	January 1, 2018
ASU 2017-05, Gains and Losses from the Derecognition of Nonfinancial Assets
The standard provides guidance for recognizing gains and losses on nonfinancial assets (including land, buildings and intangible assets) to noncustomers. Adoption must coincide with ASU 2014-09. The effects of adoption were not significant.
January 1, 2018
ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
The standard was issued to address the net presentation of the components of net benefit cost. The standard requires that service cost be presented in the same line item as other current employee compensation costs and that the remaining components of net benefit cost be presented in a separate line item outside of any subtotal for income from operations. See Note 8, "Pension and Other Postretirement Benefit Plans."
January 1, 2018
ASU 2017-09, Stock Compensation - Scope of Modification Accounting
The standard provides guidance intended to reduce diversity in practice when accounting for a modification to the terms and conditions of a share-based payment award. The effects of adoption were not significant.
January 1, 2018
ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities
The standard contains changes intended to better portray the economic results of hedging activities, as well as targeted improvements to simplify hedge accounting. The Company elected to early adopt the standard effective January 1, 2018. See Note 16, "Financial Instruments."
January 1, 2018 (early adopted)
ASU 2018-05, Income Taxes - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118	The standard provides guidance for companies that may not have completed their accounting for the income tax effects of the Act in the period of enactment. See Note 11, "Income Taxes."	January 1, 2018

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Standards Effective After 2018
The Company has considered the ASUs summarized below, effective after 2018, which could significantly impact its financial statements:

Standards Pending Adoption	Description	Anticipated Impact	Effective Date
ASU 2016-02 and 2018-01, Leases
The standard requires that a lessee recognize on its balance sheet right-of-use assets and corresponding liabilities resulting from leasing transactions, as well as additional financial statement disclosures. Currently, GAAP only requires balance sheet recognition for leases classified as capital leases. The provisions of this update apply to substantially all leased assets.

The Company is currently evaluating the impact of this update. For additional information on the Company’s operating lease commitments, see Note 11, "Commitments and Contingencies," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
January 1, 2019
The Company has considered the ASUs summarized below, effective after 2018, none of which are expected to significantly impact its financial statements:

Standards Pending Adoption	Description	Effective Date
ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	The new standard allows for the reclassification from accumulated other comprehensive income to retained earnings, "stranded" tax effects resulting from the Act.	January 1, 2019
ASU 2016-13, Measurement of Credit Losses on Financial Instruments	The standard changes the impairment model for most financial instruments to an "expected loss" model. The new model will generally result in earlier recognition of credit losses.	January 1, 2020
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
We serve all of the world's major automotive manufacturers across both our Seating and E-Systems businesses, and we have automotive content on more than 400 vehicle nameplates worldwide. It is common to have both seating and electrical content on the same and multiple vehicle platforms with a single customer. Our businesses benefit globally from leveraging common operating standards and disciplines, including world-class product development and manufacturing processes, as well as common customer support and regional infrastructures. Our core capabilities are shared across component categories and include high-precision manufacturing and assembly with short lead times, management of complex supply chains, global engineering and program management skills, the agility to establish and/or move facilities quickly and a unique customer-focused culture. Our businesses utilize proprietary, industry-specific processes and standards, leverage common low-cost engineering centers and share centralized operating support functions, such as logistics, supply chain management, quality and health and safety, as well as all major administrative functions. Further, the seat is becoming a more dynamic and integrated system requiring increased levels of electrical and electronic integration and accelerating the convergence of our Seating and E-Systems businesses.
Industry Overview
Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle. Global automotive industry production volumes in the first quarter of 2018, as compared to the first quarter of 2017, are shown below (in millions of units):

	Three Months Ended
	March 31, 2018	April 1, 2017	% Change
North America	4.4	4.5	(3)%
Europe and Africa	6.0	6.1	(1)%
Asia	12.0	12.1	(1)%
South America	0.8	0.7	12%
Other	0.6	0.5	14%
Global light vehicle production	23.8	23.9	(1)%
Automotive sales and production can be affected by the age of the vehicle fleet and related scrappage rates, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, the availability and cost of credit, the availability of critical components needed to complete the production of vehicles, restructuring actions of our customers and

LEAR CORPORATION

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
Our percentage of consolidated net sales by region in the first quarters of 2018 and 2017 is shown below:

	Three Months Ended
	March 31, 2018	April 1, 2017
North America	36%	40%
Europe and Africa	43%	38%
Asia	18%	19%
South America	3%	3%
Total	100%	100%
Our ability to reduce the risks inherent in certain concentrations of business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall.
Key trends that specifically affect our business include automotive manufacturers’ utilization of global vehicle platforms, increasing demand for luxury and performance features, including increasing levels of electrical and electronic content, and China’s emergence as the single largest major automotive market in the world. In addition, three trends have broadly emerged as major drivers of change and growth in the automotive industry: efficiency, connectivity and safety. These trends are rapidly evolving and advancing into the technology trends of electrification, connectivity and autonomy / advanced driver assistance, all of which are likely to be at the forefront of our industry for the foreseeable future with each converging long-term toward fully autonomous, connected, electric or hybrid electric vehicles.
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
Our material cost as a percentage of net sales was 64.9% in the first quarter of 2018, as compared to 65.3% in the first quarter of 2017. Raw material, energy and commodity costs can be volatile. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity environment. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2017.

LEAR CORPORATION

Financial Measures
In evaluating our financial condition and operating performance, we focus primarily on earnings, operating margins, cash flows and return on invested capital. In addition to maintaining and expanding our business with our existing customers in our more established markets, our expansion plans are focused primarily on emerging markets. Asia, and China in particular, continues to present significant growth opportunities, as major global automotive manufacturers implement production expansion plans and local automotive manufacturers aggressively expand their operations to meet increasing demand in this region. We currently have fourteen operating joint ventures with operations in Asia, as well as an additional joint venture in North America dedicated to serving Asian automotive manufacturers. We have also aggressively pursued this strategy by selectively increasing our vertical integration capabilities globally, as well as expanding our component manufacturing capacity in Asia, Brazil, Eastern Europe, Mexico and Northern Africa. Furthermore, we have expanded our low-cost engineering capabilities in India and the Philippines.
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
Acquisition
On January 10, 2018, we completed the acquisition of Israel-based EXO Technologies ("EXO Technologies"), a leading developer of differentiated GPS technology providing high-accuracy positioning solutions for autonomous and connected vehicle applications. EXO Technologies has operations in San Mateo, California and Tel Aviv, Israel and has developed core technology that addresses the need for high-accuracy positioning of a vehicle. Its proprietary technology works with existing GPS receivers to provide centimeter-level accuracy anywhere on the globe without the need for terrestrial base-station networks. The integration of this technology with our vehicle and connectivity expertise enables an industry-leading vehicle positioning solution.
Operational Restructuring
In the first quarter of 2018, we incurred pretax restructuring costs of approximately $18 million and related manufacturing inefficiency charges of approximately $6 million. Any future restructuring actions will depend upon market conditions, customer actions and other factors.
For further information, see Note 2, "Restructuring," to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this "Report").
Share Repurchase Program and Quarterly Cash Dividends
Since the first quarter of 2011, our Board of Directors has authorized $5.0 billion in share repurchases under our common stock share repurchase program. In the first quarter of 2018, we repurchased $155 million of shares and have a remaining repurchase authorization of $1.35 billion, which will expire on December 31, 2020.
In the first quarter of 2018, our Board of Directors declared a quarterly cash dividend of $0.70 per share of common stock, reflecting a 40% increase over the quarterly cash dividend declared in 2017.
For further information related to our common stock share repurchase program and our quarterly dividends, see "— Liquidity and Capital Resources — Capitalization" below and Note 13, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report.
Other Matters
In January 2018, we acquired an additional 20% interest in Changchun Lear FAWSN Automotive Electrical and Electronics Co., Ltd. ("Lear FAWSN") from a joint venture partner and amended the existing joint venture agreement to eliminate the substantive participating rights of the remaining joint venture partner. Prior to the amendment, Lear FAWSN was accounted for under the equity method. In conjunction with obtaining control of Lear FAWSN and the valuation of our prior equity investment in Lear FAWSN at fair value, we recognized a gain of approximately $10 million in the three months ended March 31, 2018.

LEAR CORPORATION

In the first quarter of 2018, we recognized tax benefits of $35 million related to the reversal of the valuation allowance on the deferred tax assets of a foreign subsidiary, $10 million related to share-based compensation and $4 million related to restructuring charges and various other items, offset by tax expense of $22 million related to an increase in foreign withholding tax on certain undistributed foreign earnings.
In the first quarter of 2017, we recognized net tax benefits of $19 million related to share-based compensation, restructuring charges and various other items.
As discussed above, our results for the three months ended March 31, 2018 and April 1, 2017, reflect the following items (in millions):

	Three Months Ended
	March 31, 2018	April 1, 2017
Costs related to restructuring actions, including manufacturing inefficiencies of $6 million in the three months ended March 31, 2018	$24	$9
Acquisition and other related costs	—	2
Acquisition-related inventory fair value adjustment	—	2
Gain related to affiliate	10	—
Tax benefit, net	27	19
For further information regarding these items, see Note 2, "Restructuring," Note 5, "Long-Term Assets," and Note 11, "Income Taxes," to the condensed consolidated financial statements included in this Report.
This Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements that are subject to risks and uncertainties. For further information regarding other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2017.

RESULTS OF OPERATIONS
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three Months Ended
	March 31, 2018		April 1, 2017
Net sales
Seating	$4,329.9	75.5%	$3,868.0	77.4%
E-Systems	1,403.8	24.5	1,130.5	22.6
Net sales	5,733.7	100.0	4,998.5	100.0
Cost of sales	5,102.3	89.0	4,416.0	88.3
Gross profit	631.4	11.0	582.5	11.7
Selling, general and administrative expenses	155.4	2.7	155.7	3.1
Amortization of intangible assets	13.1	0.2	10.1	0.2
Interest expense	20.7	0.4	20.8	0.4
Other (income) expense, net	(5.6)	(0.1)	3.7	0.1
Provision for income taxes	77.7	1.4	89.1	1.8
Equity in net income of affiliates	(4.1)	(0.1)	(15.4)	(0.3)
Net income attributable to noncontrolling interests	20.5	0.3	12.7	0.3
Net income attributable to Lear	$353.7	6.2%	$305.8	6.1%

LEAR CORPORATION

Three Months Ended March 31, 2018 vs. Three Months Ended April 1, 2017
Net sales in the first quarter of 2018 were $5.7 billion, as compared to $5.0 billion in the first quarter of 2017, an increase of $735 million or 15%. Net foreign exchange rate fluctuations, new business, primarily in North America and Europe, and the April 2017 acquisition of Grupo Antolin's automotive seating business ("Antolin Seating") positively impacted net sales by $349 million, $308 million and $161 million, respectively. These increases were partially offset by lower production volumes on key Lear platforms, primarily in North America, which reduced net sales by $203 million.

(in millions)	Cost of Sales
First quarter 2017	$4,416
Material cost	461
Labor and other	206
Depreciation	19
First quarter 2018	$5,102
Cost of sales in the first quarter of 2018 was $5.1 billion, as compared to $4.4 billion in the first quarter of 2017. Net foreign exchange rate fluctuations, new business, primarily in North America and Europe, and the acquisition of Antolin Seating resulted in an increase in cost of sales of $723 million. These increases were partially offset by lower production volumes on key Lear platforms, primarily in North America, which reduced net sales by $161 million.
Gross profit and gross margin were $631 million and 11.0% of net sales in the first quarter of 2018, as compared to $583 million and 11.7% of net sales in the first quarter of 2017. Net foreign exchange rate fluctuations, new business and the acquisition of Antolin Seating positively impacted gross profit by $95 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, of $61 million was more than offset by the impact of selling price reductions and lower production volumes on key Lear platforms. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $155 million in the first quarter of 2018, as compared to $156 million in the first quarter of 2017. As a percentage of net sales, selling, general and administrative expenses were 2.7% in the first quarter of 2018, as compared to 3.1% in the first quarter of 2017.
Amortization of intangible assets was $13 million in the first quarter of 2018, as compared to $10 million in the first quarter of 2017.
Interest expense was $21 million in the first quarter of 2018 and the first quarter of 2017.
Other (income) expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the disposal of fixed assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was ($6) million in the first quarter of 2018, as compared to $4 million in the first quarter of 2017. In the first quarter of 2018, we recognized a gain of approximately $10 million related to obtaining control of an affiliate.
In the first quarter of 2018, the provision for income taxes was $78 million, representing an effective tax rate of 17.4% on pretax income before equity in net income of affiliates of $448 million. In the first quarter of 2017, the provision for income taxes was $89 million, representing an effective tax rate of 22.7% on pretax income before equity in net income of affiliates of $392 million, for the reasons described below.
In the first quarters of 2018 and 2017, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. The provision for income taxes was also impacted by the reduction in the U.S. federal corporate income tax rate in the first quarter of 2018. In the first quarter of 2018, we recognized tax benefits of $35 million related to the reversal of a valuation allowance on the deferred tax assets of a foreign subsidiary, $10 million related to share-based compensation and $4 million related to restructuring charges and various other items, offset by tax expense of $22 million related to an increase in foreign withholding tax on certain undistributed foreign earnings. In addition, we recognized a gain of approximately $10 million related to obtaining control of an affiliate, for which no tax expense was provided. In the first quarter of 2017, we recognized net tax benefits of $19 million related to share-based compensation, restructuring charges and various other items. Excluding these items, the effective tax rate for the first quarters of 2018 and 2017 approximated the U.S. federal statutory income tax rate of 21% and 35%, respectively, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $4 million in the first quarter of 2018, as compared to $15 million in the first quarter of 2017.
Net income attributable to Lear was $354 million, or $5.16 per diluted share, in the first quarter of 2018, as compared to $306 million, or $4.35 per diluted share, in the first quarter of 2017. Net income and diluted net income per share increased for the

LEAR CORPORATION

reasons described above. In addition, diluted net income per share was impacted by the decrease in average shares outstanding between periods.

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
Seating
A summary of the financial measures for our Seating segment is shown below (dollar amounts in millions):

	Three Months Ended
	March 31, 2018	April 1, 2017
Net sales	$4,329.9	$3,868.0
Segment earnings (1)	339.5	320.3
Margin	7.8%	8.3%
(1) See definition above
Seating net sales were $4.3 billion in the first quarter of 2018, as compared to $3.9 billion in the first quarter of 2017, an increase of $462 million or 12%. Net foreign exchange rate fluctuations, new business and the acquisition of Antolin Seating positively impacted net sales by $247 million, $233 million and $161 million, respectively. These increases were partially offset by lower production volumes on key Lear platforms, which reduced net sales by $182 million.
Segment earnings, including restructuring costs, and the related margin on net sales were $340 million and 7.8% in the first quarter of 2018, as compared to $320 million and 8.3% in the first quarter of 2017. New business, net foreign exchange rate fluctuations and the acquisition of Antolin Seating positively impacted segment earnings by $59 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, of $42 million was more than offset by the impact of lower production volumes on key Lear platforms and selling price reductions.

LEAR CORPORATION

E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Three Months Ended
	March 31, 2018	April 1, 2017
Net sales	$1,403.8	$1,130.5
Segment earnings (1)	190.8	164.9
Margin	13.6%	14.6%
(1) See definition above
E-Systems net sales were $1.4 billion in the first quarter of 2018, as compared to $1.1 billion in the first quarter of 2017, an increase of $273 million or 24%. Sales as a result of obtaining control of affiliates, net foreign exchange rate fluctuations and new business positively impacted net sales by $113 million, $102 million and $75 million, respectively.
Segment earnings, including restructuring costs, and the related margin on net sales were $191 million and 13.6% in the first quarter of 2018, as compared to $165 million and 14.6% in the first quarter of 2017. Net foreign exchange rate fluctuations, earnings as a result of obtaining control of affiliates and new business positively impacted segment earnings by $38 million. The impact of improved operating performance of $21 million was more than offset by the impact of selling price reductions and lower production volumes on key Lear platforms.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three Months Ended
	March 31, 2018	April 1, 2017
Net sales	$—	$—
Segment earnings (1)	(67.4)	(68.5)
Margin	N/A	N/A
(1) See definition above
Segment earnings related to our other category were ($67) million in the first quarter of 2018, as compared to ($69) million in the first quarter of 2017.

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
As of March 31, 2018 and December 31, 2017, cash and cash equivalents of $927 million and $952 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans and the payment of dividends, without creating additional income tax expense. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information related to potential dividends from our non-U.S. subsidiaries, see "— Adequacy of Liquidity Sources" below and Note 7, "Income Taxes," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

LEAR CORPORATION

Cash Flows
A summary of net cash provided by operating activities is shown below (in millions):

	Three Months Ended
	March 31, 2018	April 1, 2017	Incremental Increase (Decrease) in Operating Cash Flow
Consolidated net income and depreciation and amortization	$494	$415	$79
Net change in working capital items:
Accounts receivable	(461)	(527)	66
Inventory	(35)	(35)	—
Accounts payable	228	375	(147)
Accrued liabilities and other	15	42	(27)
Net change in working capital items	(253)	(145)	(108)
Other	(4)	9	(13)
Net cash provided by operating activities	$237	$279	$(42)
In the first three months of 2018, increases in accounts receivable, inventories and accounts payable primarily reflect higher working capital to support the increase in our sales. In the first three months of 2018, changes in accrued liabilities and other primarily reflect the timing of payment of accrued liabilities.
Net cash used in investing activities was $188 million in the first three months of 2018, as compared to $129 million in the first three months of 2017. Capital spending was $163 million in the first three months of 2018, as compared to $121 million in the first three months of 2017. Capital spending in 2018 is estimated at $660 million.
Net cash used in financing activities was $273 million in the first three months of 2018, as compared to $225 million in the first three months of 2017. In 2018, we paid $145 million for repurchases of our common stock, $51 million of dividends to Lear stockholders and $19 million of dividends to noncontrolling interest holders. In 2017, we paid $116 million for repurchases of our common stock, $37 million of dividends to Lear stockholders and $27 million of dividends to noncontrolling interest holders.
Capitalization
From time to time, we utilize committed and uncommitted credit facilities to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries, in addition to cash provided by operating activities. As of March 31, 2018, our outstanding short-term debt balance was $3 million. As of December 31, 2017, we had no short-term borrowings outstanding. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors.
Senior Notes
As of March 31, 2018, our senior notes (collectively, the "Notes") consisted of the amounts shown below (in millions, except stated coupon rates):

Note	Aggregate Principal Amount at Maturity	Stated Coupon Rate
Senior unsecured notes due 2024 (the "2024 Notes")	$325	5.375%
Senior unsecured notes due 2025 (the "2025 Notes")	650	5.25%
Senior unsecured notes due 2027 (the "2027 Notes")	750	3.8%
	$1,725

LEAR CORPORATION

The issue, maturity and interest payable dates of the Notes are shown below:

Note	Issuance Date	Maturity Date	Interest Payable Dates
2024 Notes	March 2014	March 15, 2024	March 15 and September 15
2025 Notes	November 2014	January 15, 2025	January 15 and July 15
2027 Notes	August 2017	September 15, 2027	March 15 and September 15
For further information related to the Notes, including information on early redemption, covenants and events of default, see Note 7, "Debt," to the condensed consolidated financial statements included in this Report and Note 6, "Debt," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Credit Agreement
Our unsecured credit agreement (the "Credit Agreement"), dated August 8, 2017, consists of a $1.75 billion revolving credit facility (the "Revolving Credit Facility") and a $250 million term loan facility (the "Term Loan Facility"), both of which mature on August 8, 2022.
As of March 31, 2018 and December 31, 2017, there were no borrowings outstanding under the Revolving Credit Facility and $247 million and $248 million, respectively, of borrowings outstanding under the Term Loan Facility. In the first quarter of 2018, we made required principal payments of $2 million under the Term Loan Facility.
For further information related to the Credit Agreement, including information on pricing, covenants and events of default, see Note 7, "Debt," to the condensed consolidated financial statements included in this Report and Note 6, "Debt," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Scheduled Interest Payment and Covenants
Scheduled cash interest payments on the Notes and the Term Loan Facility are $46 million for the remaining nine months of 2018.
As of March 31, 2018, we were in compliance with all covenants under the Credit Agreement and the indentures governing the Notes.
Common Stock Share Repurchase Program
On February 13, 2018, our Board of Directors authorized an increase to our existing common stock share repurchase program to provide for a remaining aggregate repurchase authorization of $1.5 billion and extended the term of the program to December 31, 2020.
Our share repurchases in the first three months of 2018 are shown below (in millions except for shares and per share amounts):

Three Months Ended March 31, 2018				As of March 31, 2018
Aggregate Repurchases (1)	Cash paid for Repurchases	Number of Shares	Average Price per Share (2)	Remaining Purchase Authorization
$155	$145	829,360	187.41	$1,350
(1) Includes $5.1 million of purchases prior to the increased authorization
(2) Excludes commissions
Since the first quarter of 2011, our Board of Directors has authorized $5.0 billion in share repurchases under our common stock share repurchase program. As of the end of the first quarter of 2018, we have repurchased, in aggregate, $3.7 billion of our outstanding common stock, at an average price of $81.72 per share, excluding commissions and related fees.
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

LEAR CORPORATION

Dividends
The quarterly cash dividend declared in the first quarter of 2018 reflects a 40% increase over the quarterly cash dividend declared in the first quarter of 2017. A summary of the 2018 dividend is shown below:

Payment Date	Dividend Per Share	Declaration Date	Record Date
March 26, 2018	$0.70	February 13, 2018	March 7, 2018
We currently expect to pay quarterly cash dividends in the future, although such payments are at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors that our Board of Directors may consider in its discretion.
Adequacy of Liquidity Sources
As of March 31, 2018, we had approximately $1.3 billion of cash and cash equivalents on hand and $1.75 billion in available borrowing capacity under our Revolving Credit Facility. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly dividends and repurchase shares of our common stock pursuant to our authorized common stock share repurchase program (see "— Common Stock Share Repurchase Program," above). Our future financial results and our ability to continue to meet our liquidity needs are subject to, and will be affected by, cash flows from operations, including the impact of restructuring activities, automotive industry conditions, the financial condition of our customers and suppliers and other related factors. Additionally, an economic downturn or reduction in production levels could negatively impact our financial condition. For further discussion of the risks and uncertainties affecting our cash flows from operations and our overall liquidity, see "— Executive Overview" above, "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
A summary of the notional amount and estimated aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

	March 31, 2018	December 31, 2017
Notional amount (contract maturities < 24 months)	$2,638	$2,220
Fair value	31	(23)

LEAR CORPORATION

Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Thai baht, the Chinese renminbi, the Japanese yen, the Brazilian real and the South African rand. We have performed a sensitivity analysis of our net transactional exposure, as shown below (in millions):

		Potential Earnings Benefit (Adverse Earnings Impact)
	Hypothetical Strengthening % (1)	March 31, 2018	December 31, 2017
U.S. dollar	10%	$(21)	$(19)
Euro	10%	19	25
(1) Relative to all other currencies to which it is exposed for a twelve-month period
We have performed a sensitivity analysis related to the aggregate fair value of our outstanding foreign exchange contracts, as shown below (in millions):

		Estimated Change in Fair Value
	Hypothetical Change % (2)	March 31, 2018	December 31, 2017
U.S. dollar	10%	$33	$23
Euro	10%	69	76
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
Commodity Prices
Raw material, energy and commodity costs can be volatile. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity cost environment. If these costs increase, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance," in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

LEAR CORPORATION

OTHER MATTERS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of March 31, 2018, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $26 million. In addition, as of March 31, 2018, we had recorded reserves for product liability claims and environmental matters of $41 million and $9 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2017. For a more complete description of our outstanding material legal proceedings, see Note 14, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.
Significant Accounting Policies and Critical Accounting Estimates
Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates," and Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first quarter of 2018, with the exception of revenue recognition. See Note 9, "Revenue Recognition," to the condensed consolidated financial statements included in this Report.
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

LEAR CORPORATION

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

•	the impact of potential changes in tax and trade policies in the United States and related actions by countries in which we do business;

•	the anticipated changes in economic and other relationships between the United Kingdom and the European Union; and

•	other risks described in Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2017, and our other Securities and Exchange Commission ("SEC") filings.
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

LEAR CORPORATION

(b)	Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In April 2017, the Company completed the acquisition of Grupo Antolin's automotive seating business ("Antolin Seating") and is currently integrating Antolin Seating into its operations, compliance programs and internal control processes. As permitted by SEC rules and regulations, the Company has excluded Antolin Seating from management's evaluation of internal controls over financial reporting as of March 31, 2018. Antolin Seating constituted approximately 4% of the Company's total assets as of March 31, 2018, and approximately 3% of the Company's net sales in the three months ended March 31, 2018.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial or contractual disputes, product liability claims and environmental and other matters. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2017. For a description of our outstanding material legal proceedings, see Note 14, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.

ITEM 1A — RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As discussed in Part I — Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capitalization — Common Stock Share Repurchase Program," and Note 13, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report, we have a remaining repurchase authorization of $1,349.6 million under our ongoing common stock share repurchase program. A summary of the shares of our common stock repurchased during the quarter ended March 31, 2018, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
January 1, 2018 through January 27, 2018	18,606	$178.96	18,606	$542.2
January 28, 2018 through February 24, 2018	90,102	$189.48	90,102	1,484.7	(1)
February 25, 2018 through March 31, 2018	720,652	$187.37	720,652	1,349.6
Total	829,360	$187.41	829,360	$1,349.6
(1) On February 13, 2018, our Board of Directors authorized an increase to our existing common stock repurchase program to provide for a remaining aggregate repurchase authorization of $1.5 billion.

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

LEAR CORPORATION

Dated:	April 26, 2018	By:	/s/ Raymond E. Scott
Raymond E. Scott
President and Chief Executive Officer

		By:	/s/ Jeffrey H. Vanneste
Jeffrey H. Vanneste
Senior Vice President and Chief Financial Officer