Form 10-Q
period 2018-06-30
LEAR CORP
filed 2018-07-26
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 24, 2018, the number of shares outstanding of the registrant’s common stock was 65,512,324 shares.

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

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

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30, 2018 (1)	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,327.9	$1,500.4
Accounts receivable	3,440.1	3,230.8
Inventories	1,248.8	1,205.7
Other	812.0	676.1
Total current assets	6,828.8	6,613.0
LONG-TERM ASSETS:
Property, plant and equipment, net	2,516.5	2,459.4
Goodwill	1,421.4	1,401.3
Other	1,515.7	1,472.2
Total long-term assets	5,453.6	5,332.9
Total assets	$12,282.4	$11,945.9

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$2.7	$—
Accounts payable and drafts	3,268.8	3,167.2
Accrued liabilities	1,769.6	1,678.1
Current portion of long-term debt	9.0	9.0
Total current liabilities	5,050.1	4,854.3
LONG-TERM LIABILITIES:
Long-term debt	1,948.2	1,951.5
Other	689.2	694.1
Total long-term liabilities	2,637.4	2,645.6

Redeemable noncontrolling interest	167.5	153.4

EQUITY:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 72,563,291 shares issued as of June 30, 2018 and December 31, 2017	0.7	0.7
Additional paid-in capital	1,166.8	1,215.4
Common stock held in treasury, 6,891,960 and 5,689,527 shares as of June 30, 2018 and December 31, 2017, respectively, at cost	(989.9)	(724.1)
Retained earnings	4,750.0	4,171.9
Accumulated other comprehensive loss	(627.7)	(513.4)
Lear Corporation stockholders’ equity	4,299.9	4,150.5
Noncontrolling interests	127.5	142.1
Equity	4,427.4	4,292.6
Total liabilities and equity	$12,282.4	$11,945.9

(1)	Unaudited.
The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$5,580.8	$5,123.2	$11,314.5	$10,121.7

Cost of sales	4,942.7	4,545.4	10,045.0	8,961.4
Selling, general and administrative expenses	156.8	157.2	312.2	312.9
Amortization of intangible assets	13.1	11.5	26.2	21.6
Interest expense	20.9	21.4	41.6	42.2
Other (income) expense, net	3.7	5.8	(1.9)	9.5
Consolidated income before provision for income taxes and equity in net income of affiliates	443.6	381.9	891.4	774.1
Provision for income taxes	97.7	73.3	175.4	162.4
Equity in net income of affiliates	(9.1)	(18.4)	(13.2)	(33.8)
Consolidated net income	355.0	327.0	729.2	645.5
Less: Net income attributable to noncontrolling interests	23.6	15.1	44.1	27.8
Net income attributable to Lear	$331.4	$311.9	$685.1	$617.7

Basic net income per share available to Lear common stockholders (Note 12)	$4.86	$4.53	$10.05	$8.92

Diluted net income per share available to Lear common stockholders (Note 12)	$4.83	$4.49	$9.99	$8.84

Cash dividends declared per share	$0.70	$0.50	$1.40	$1.00

Average common shares outstanding	66,320,362	68,903,958	66,701,228	69,281,163

Average diluted shares outstanding	66,708,040	69,448,798	67,132,886	69,888,073

Consolidated comprehensive income (Note 13)	$89.4	$451.0	$609.4	$873.1
Less: Comprehensive income attributable to noncontrolling interests	4.9	17.3	38.6	31.1
Comprehensive income attributable to Lear	$84.5	$433.7	$570.8	$842.0
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended
	June 30, 2018	July 1, 2017
Cash Flows from Operating Activities:
Consolidated net income	$729.2	$645.5
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	242.0	201.5
Net change in recoverable customer engineering, development and tooling	(3.8)	(8.1)
Net change in working capital items (see below)	(190.2)	20.0
Other, net	(23.5)	(13.6)
Net cash provided by operating activities	753.7	845.3
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(332.2)	(274.0)
Acquisition	—	(286.8)
Other, net	(25.1)	(5.5)
Net cash used in investing activities	(357.3)	(566.3)
Cash Flows from Financing Activities:
Credit agreement repayments	(3.1)	(15.6)
Short-term borrowings, net	—	(4.9)
Repurchase of common stock	(284.7)	(239.7)
Dividends paid to Lear Corporation stockholders	(96.7)	(70.7)
Dividends paid to noncontrolling interests	(64.3)	(27.7)
Other, net	(58.3)	(58.3)
Net cash used in financing activities	(507.1)	(416.9)
Effect of foreign currency translation	(22.9)	33.0
Net Change in Cash, Cash Equivalents and Restricted Cash	(133.6)	(104.9)
Cash, Cash Equivalents and Restricted Cash as of Beginning of Period	1,500.4	1,271.6
Cash, Cash Equivalents and Restricted Cash as of End of Period	$1,366.8	$1,166.7

Changes in Working Capital Items:
Accounts receivable	$(264.4)	$(414.7)
Inventories	(69.2)	(42.0)
Accounts payable	153.1	390.3
Accrued liabilities and other	(9.7)	86.4
Net change in working capital items	$(190.2)	$20.0

Supplementary Disclosure:
Cash paid for interest	$50.2	$45.1
Cash paid for income taxes, net of refunds received	$159.0	$155.7

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
Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended June 30, 2018.

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
In the first half of 2018, the Company recorded charges of $28.4 million in connection with its restructuring actions. These charges consist of $23.0 million recorded as cost of sales and $5.4 million recorded as selling, general and administrative expenses. The restructuring charges consist of employee termination costs of $23.3 million, fixed asset impairment charges of $1.6 million and contract termination costs of $0.5 million, as well as other related costs of $3.0 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Fixed asset impairment charges relate to the disposal of buildings, leasehold improvements and/or machinery and equipment with carrying values of $1.6 million in excess of related estimated fair values.
The Company expects to incur approximately $24 million of additional restructuring costs related to activities initiated as of June 30, 2018, and expects that the components of such costs will be consistent with its historical experience. Any future restructuring actions will depend upon market conditions, customer actions and other factors.
A summary of 2018 activity is shown below (in millions):

	Accrual as of	2018	Utilization		Accrual as of
	January 1, 2018	Charges	Cash	Non-cash	June 30, 2018
Employee termination benefits	$93.0	$23.3	$(23.7)	$—	$92.6
Asset impairment charges	—	1.6	—	(1.6)	—
Contract termination costs	5.0	0.5	(0.3)	—	5.2
Other related costs	—	3.0	(3.0)	—	—
Total	$98.0	$28.4	$(27.0)	$(1.6)	$97.8

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(3) Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	June 30, 2018	December 31, 2017
Raw materials	$898.8	$869.3
Work-in-process	129.2	120.8
Finished goods	333.6	324.8
Reserves	(112.8)	(109.2)
Inventories	$1,248.8	$1,205.7

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
During the first six months of 2018 and 2017, the Company capitalized $67.8 million and $137.4 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During the first six months of 2018 and 2017, the Company also capitalized $100.3 million and $57.6 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets.
During the first six months of 2018 and 2017, the Company collected $165.4 million and $171.0 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer E&D and tooling costs related to long-term supply agreements is shown below (in millions):

	June 30, 2018	December 31, 2017
Current	$229.9	$248.1
Long-term	75.0	59.3
Recoverable customer E&D and tooling	$304.9	$307.4

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of property, plant and equipment is shown below (in millions):

	June 30, 2018	December 31, 2017
Land	$115.8	$118.8
Buildings and improvements	783.4	797.7
Machinery and equipment	3,243.0	3,077.4
Construction in progress	411.1	355.6
Total property, plant and equipment	4,553.3	4,349.5
Less – accumulated depreciation	(2,036.8)	(1,890.1)
Property, plant and equipment, net	$2,516.5	$2,459.4
Depreciation expense was $108.7 million and $93.1 million in the three months ended June 30, 2018 and July 1, 2017, respectively, and $215.8 million and $179.9 million in the six months ended June 30, 2018 and July 1, 2017, respectively.
The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with GAAP. If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. Except as discussed below, the Company does not believe that there were any indicators that would have resulted in long-lived asset impairment charges as of June 30, 2018. The Company will, however, continue to assess the impact of any significant industry events on the realization of its long-lived assets.
In the first six months of 2018 and 2017, the Company recognized fixed asset impairment charges of $1.6 million and $0.4 million, respectively, in conjunction with its restructuring actions (Note 2, "Restructuring").
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
This transaction was accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying condensed consolidated balance sheet as of June 30, 2018. The operating results and cash flows of Lear FAWSN are included in the accompanying condensed consolidated financial statements from the effective date of the amended joint venture agreement and are reflected in the Company’s E-Systems segment.
A preliminary summary of the fair value of the assets acquired and liabilities assumed in conjunction with the transaction is shown below (in millions):

Property, plant and equipment	$11.0
Other assets and liabilities assumed, net	7.2
Goodwill	20.9
Intangible assets	7.5
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of the effective date of the transaction, the fair value of the Company’s previously held equity interest in Lear FAWSN was $23.0 million, and the fair value of the noncontrolling interest in Lear FAWSN was $14.0 million. As a result of valuing the Company’s previously held equity interest in Lear FAWSN at fair value, the Company recognized a gain of $10.0 million, which is included in other (income) expense, net in the accompanying condensed consolidated statements of comprehensive income for the six months ended June 30, 2018.
Lear FAWSN’s annual sales are approximately $100 million. The pro forma effects of this consolidation would not materially impact the Company’s reported results for any period presented.
For further information related to acquired assets measured at fair value, see Note 16, "Financial Instruments."

(6) Goodwill
A summary of the changes in the carrying amount of goodwill, by operating segment, in the six months ended June 30, 2018, is shown below (in millions):

	Seating	E-Systems	Total
Balance at January 1, 2018	$1,274.4	$126.9	$1,401.3
Affiliate transaction	—	20.9	20.9
Foreign currency translation and other	(17.1)	16.3	(0.8)
Balance at June 30, 2018	$1,257.3	$164.1	$1,421.4
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
The Company does not believe that there were any indicators that would have resulted in goodwill impairment charges as of June 30, 2018. The Company will, however, continue to assess the impact of significant events or circumstances on its recorded goodwill.
For further information related to the affiliate transaction, see Note 5, "Long-Term Assets."

(7) Debt
A summary of long-term debt, net of unamortized debt issuance costs, and the related weighted average interest rates is shown below (in millions):

	June 30, 2018				December 31, 2017
Debt Instrument	Long-Term Debt	Debt Issuance Costs (2)	Long-Term Debt, Net	Weighted Average Interest Rate	Long-Term Debt	Debt Issuance Costs (2)	Long-Term Debt, Net	Weighted Average Interest Rate
Credit Agreement — Term Loan Facility	$245.3	$(1.6)	$243.7	3.49%	$248.4	$(1.8)	$246.6	3.0%
5.375% Senior Notes due 2024 ("2024 Notes")	325.0	(2.2)	322.8	5.375%	325.0	(2.4)	322.6	5.375%
5.25% Senior Notes due 2025 ("2025 Notes")	650.0	(5.4)	644.6	5.25%	650.0	(5.8)	644.2	5.25%
3.8% Senior Notes due 2027 ("2027 Notes") (1)	745.1	(5.6)	739.5	3.885%	744.9	(5.9)	739.0	3.885%
Other	6.6	—	6.6	N/A	8.1	—	8.1	N/A
	$1,972.0	$(14.8)	1,957.2		$1,976.4	$(15.9)	1,960.5
Less — Current portion			(9.0)				(9.0)
Long-term debt			$1,948.2				$1,951.5
(1) Net of unamortized original issue discount of $4.9 million and $5.1 million as of June 30, 2018 and December 31, 2017, respectively
(2) Unamortized portion

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
As of June 30, 2018, the Company was in compliance with all covenants under the indentures governing the Notes.
Credit Agreement
The Company's unsecured credit agreement (the "Credit Agreement"), dated August 8, 2017, consists of a $1.75 billion revolving credit facility (the "Revolving Credit Facility") and a $250.0 million term loan facility (the "Term Loan Facility"), both of which mature on August 8, 2022.
As of June 30, 2018 and December 31, 2017, there were no borrowings outstanding under the Revolving Credit Facility and $245.3 million and $248.4 million, respectively, of borrowings outstanding under the Term Loan Facility. In the first six months of 2018, the Company made required principal payments of $3.1 million under the Term Loan Facility. In the first six months of 2017, the Company made required principal payments of $15.6 million under the Company's prior term loan facility.
Advances under the Revolving Credit Facility and the Term Loan Facility generally bear interest based on (i) the Eurocurrency Rate (as defined in the Credit Agreement) or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin, determined in accordance with a pricing grid. The range and the rate as of June 30, 2018, are shown below (in percentages):

	Eurocurrency Rate			Base Rate
	Minimum	Maximum	Rate as of June 30, 2018	Minimum	Maximum	Rate as of June 30, 2018
Revolving Credit Agreement	1.00%	1.60%	1.30%	0.00%	0.60%	0.30%
Term Loan Facility	1.125%	1.90%	1.50%	0.125%	0.90%	0.50%
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
As of June 30, 2018, the Company was in compliance with all covenants under the Credit Agreement.
Other
As of June 30, 2018, other long-term debt consists of amounts outstanding under capital leases.
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
Net Periodic Pension and Other Postretirement Benefit (Credit) Cost
The components of the Company’s net periodic pension benefit (credit) cost are shown below (in millions):

	Three Months Ended				Six Months Ended
	June 30, 2018		July 1, 2017		June 30, 2018		July 1, 2017
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$1.8	$0.1	$1.8	$—	$3.5	$0.1	$3.5
Interest cost	4.9	3.7	5.5	3.4	9.9	7.5	10.9	7.2
Expected return on plan assets	(6.9)	(5.8)	(6.1)	(5.5)	(13.8)	(11.7)	(12.0)	(11.1)
Amortization of actuarial loss	0.5	1.5	0.7	1.3	1.0	3.1	1.3	2.5
Settlement loss	—	—	—	—	0.2	—	0.2	0.8
Net periodic benefit (credit) cost	$(1.5)	$1.2	$0.2	$1.0	$(2.7)	$2.4	$0.5	$2.9
In the six months ended July 1, 2017, the Company recognized a pension settlement loss of $0.8 million related to its restructuring actions.
The components of the Company’s net periodic other postretirement benefit (credit) cost are shown below (in millions):

	Three Months Ended				Six Months Ended
	June 30, 2018		July 1, 2017		June 30, 2018		July 1, 2017
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$0.1	$0.1	$0.2	$—	$0.2	$0.1	$0.3
Interest cost	0.5	0.3	0.6	0.4	1.0	0.7	1.2	0.8
Amortization of actuarial (gain) loss	(0.5)	0.1	(0.7)	—	(1.1)	0.1	(1.3)	0.1
Amortization of prior service credit	(0.1)	(0.1)	—	(0.1)	(0.1)	(0.2)	—	(0.2)
Special termination benefits	—	—	—	0.1	—	—	—	0.1
Net periodic benefit (credit) cost	$(0.1)	$0.4	$—	$0.6	$(0.2)	$0.8	$—	$1.1
Contributions
In the six months ended June 30, 2018, employer contributions to the Company’s domestic and foreign defined benefit pension plans were $6.9 million.
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
The Company enters into contracts with its customers to provide production parts generally at the beginning of a vehicle’s life cycle. Typically, these contracts do not provide for a specified quantity of products, but once entered into, the Company is often expected to fulfill its customers’ purchasing requirements for the production life of the vehicle. Many of these contracts may be terminated by the Company’s customers at any time. Historically, terminations of these contracts have been minimal. The Company receives purchase orders from its customers, which provide the commercial terms for a particular production part, including price (but not quantities). Contracts may also provide for annual price reductions over the production life of the vehicle, and prices may be adjusted on an ongoing basis to reflect changes in product content/cost and other commercial factors.
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
The Company records a contract liability for advances received from its customers. As of June 30, 2018, there were no significant contract liabilities recorded. Further, there were no significant contract liabilities recognized in revenue during the first half of 2018.
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
A summary of the Company’s revenue by reportable operating segment and geography is shown below (in millions):

	Three Months Ended
	June 30, 2018			July 1, 2017
	Seating	E-Systems	Total	Seating	E-Systems	Total
North America	$1,711.1	$272.7	$1,983.8	$1,738.4	$284.3	$2,022.7
Europe and Africa	1,738.1	640.4	2,378.5	1,474.7	558.9	2,033.6
Asia	668.4	351.1	1,019.5	667.2	208.7	875.9
South America	157.1	41.9	199.0	144.8	46.2	191.0
	$4,274.7	$1,306.1	$5,580.8	$4,025.1	$1,098.1	$5,123.2

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Six Months Ended
	June 30, 2018			July 1, 2017
	Seating	E-Systems	Total	Seating	E-Systems	Total
North America	$3,451.2	$587.7	$4,038.9	$3,446.2	$565.7	$4,011.9
Europe and Africa	3,490.3	1,331.4	4,821.7	2,813.7	1,135.3	3,949.0
Asia	1,354.5	709.1	2,063.6	1,358.3	440.9	1,799.2
South America	308.6	81.7	390.3	274.9	86.7	361.6
	$8,604.6	$2,709.9	$11,314.5	$7,893.1	$2,228.6	$10,121.7

(10) Other (Income) Expense, Net
Other (income) expense, net includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the disposal of fixed assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense.
A summary of other (income) expense, net is shown below (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Other expense	$6.5	$7.5	$10.8	$13.7
Other income	(2.8)	(1.7)	(12.7)	(4.2)
Other (income) expense, net	$3.7	$5.8	$(1.9)	$9.5
In the three and six months ended June 30, 2018, other expense includes net foreign currency transaction losses of $1.6 million and $2.4 million, respectively. In the six months ended June 30, 2018, other income includes a gain of $10.0 million related to gaining control of an affiliate (Note 5, "Long-Term Assets").
In the three months ended July 1, 2017, other expense includes net foreign currency transaction losses of $2.3 million. In the six months ended July 1, 2017, other income includes net foreign currency transaction gains of $3.3 million.

(11) Income Taxes
A summary of the provision for income taxes and the corresponding effective tax rate for the three and six months ended June 30, 2018 and July 1, 2017, is shown below (in millions, except effective tax rates):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Provision for income taxes	$97.7	$73.3	$175.4	$162.4
Pretax income before equity in net income of affiliates	$443.6	$381.9	$891.4	$774.1
Effective tax rate	22.0%	19.2%	19.7%	21.0%
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on all offshore earnings that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 31, 2017, the Company had not completed its accounting for the tax effects of the Act. In March 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-05, "Income Taxes - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." The guidance provides for a provisional one year measurement period for entities to finalize their accounting for certain tax effects related to the Act. In the first six months of 2018, the Company recognized a $2.4 million tax benefit adjustment to the provisional income tax expense related to the remeasurement of the December 31, 2017 deferred tax balances. The Company expects to finalize its provisional amounts by the fourth quarter of 2018.
On January 1, 2018, the Company adopted ASU 2016-16, "Income Taxes - Intra-Entity Transfers of Assets Other than Inventory." The new standard requires the recognition of the income tax effects of intercompany sales and transfers of assets other than inventory, in the period in which the transfer occurs. The standard also required modified retrospective adoption.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Accordingly, the Company recognized a deferred tax asset of $2.3 million and a corresponding credit to retained earnings in conjunction with the adoption. The effects of adopting the other provisions of ASU 2016-16 were not significant.
In the first six months of 2018 and 2017, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. The provision for income taxes in 2018 was also impacted by the reduction in the U.S. federal corporate income tax rate.
In the first six months of 2018 and 2017, the Company recognized tax benefits (expense) related to the significant, discrete items shown below (in millions):

	Six Months Ended
	June 30, 2018	July 1, 2017
Reversal of valuation allowances on deferred tax assets of certain foreign subsidiaries	$35.1	$28.7
Share-based compensation	10.4	15.8
Restructuring charges and various other items	6.5	9.9
Foreign withholding tax on certain undistributed foreign earnings	(22.0)	—
	$30.0	$54.4
In addition, the Company recognized a gain of $10.0 million related to obtaining control of an affiliate, for which no tax expense was provided. Excluding the items above, the effective tax rate for the first six months of 2018 and 2017 approximated the U.S. federal statutory income tax rate of 21% and 35%, respectively, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
As of June 30, 2018, the Company made its best estimate of the annual effective tax rate ("EAETR") for the full year of 2018. The Company continues to examine the potential impact of certain provisions of the Act that could affect its 2018 EAETR, including the provisions related to global intangible low-taxed income ("GILTI"), foreign derived intangible income ("FDII") and the base erosion and anti-abuse tax ("BEAT"). Accordingly, the Company's 2018 EAETR may change in subsequent interim periods as additional analysis is completed.
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
A summary of information used to compute basic and diluted net income per share available to Lear common stockholders is shown below (in millions, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income attributable to Lear	$331.4	$311.9	$685.1	$617.7
Less: Redeemable noncontrolling interest adjustment	(9.2)	—	(14.6)	—
Net income available to Lear common stockholders	$322.2	$311.9	$670.5	$617.7

Average common shares outstanding	66,320,362	68,903,958	66,701,228	69,281,163
Dilutive effect of common stock equivalents	387,678	544,840	431,658	606,910
Average diluted shares outstanding	66,708,040	69,448,798	67,132,886	69,888,073

Basic net income per share available to Lear common stockholders	$4.86	$4.53	$10.05	$8.92

Diluted net income per share available to Lear common stockholders	$4.83	$4.49	$9.99	$8.84
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
A summary of comprehensive income and reconciliations of equity, Lear Corporation stockholders’ equity and noncontrolling interests for the three and six months ended June 30, 2018, is shown below (in millions):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Equity	Lear Corporation Stockholders' Equity	Non- controlling Interests	Equity	Lear Corporation Stockholders' Equity	Non- controlling Interests
Beginning equity balance	$4,554.6	$4,399.4	$155.2	$4,292.6	$4,150.5	$142.1
Stock-based compensation transactions	12.5	12.5	—	(18.7)	(18.7)	—
Repurchase of common stock	(140.3)	(140.3)	—	(295.7)	(295.7)	—
Dividends declared to Lear Corporation stockholders	(47.0)	(47.0)	—	(94.7)	(94.7)	—
Dividends declared to noncontrolling interest holders	(39.9)	—	(39.9)	(59.6)	—	(59.6)
Adoption of ASU 2016-16 (Note 11, "Taxes")	—	—	—	2.3	2.3	—
Affiliate transaction	—	—	—	14.0	—	14.0
Redeemable non-controlling interest adjustment	(9.2)	(9.2)	—	(14.6)	(14.6)	—
Acquisition of outstanding non-controlling interest	—	—	—	(3.4)	—	(3.4)
Comprehensive income:
Net income	351.2	331.4	19.8	721.9	685.1	36.8
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	3.3	3.3	—	5.6	5.6	—
Derivative instruments and hedging activities	(33.2)	(33.2)	—	4.2	4.2	—
Foreign currency translation adjustments	(224.6)	(217.0)	(7.6)	(126.5)	(124.1)	(2.4)
Other comprehensive loss	(254.5)	(246.9)	(7.6)	(116.7)	(114.3)	(2.4)
Comprehensive income	96.7	84.5	12.2	605.2	570.8	34.4
Ending equity balance	$4,427.4	$4,299.9	$127.5	$4,427.4	$4,299.9	$127.5

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of comprehensive income and a reconciliation of Lear's redeemable non-controlling interests for the three and six months ended June 30, 2018, is shown below (in millions):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Beginning redeemable noncontrolling interest balance	$170.3	$153.4
Dividends declared to noncontrolling interest holders	(4.7)	(4.7)
Redeemable noncontrolling interest adjustment	9.2	14.6
Comprehensive income (loss):
Net income	3.8	7.3
Foreign currency translation adjustments	(11.1)	(3.1)
Comprehensive income (loss)	(7.3)	4.2
Ending redeemable noncontrolling interest balance	$167.5	$167.5
In accordance with GAAP, the Company records redeemable noncontrolling interests at the greater of (1) the initial carrying amount adjusted for the noncontrolling interest holder’s share of total comprehensive income or loss and dividends ("noncontrolling interest carrying value") or (2) the redemption value as of and based on conditions existing as of the reporting date. Required redeemable noncontrolling interest adjustments are recorded as an increase to redeemable noncontrolling interests, with an offsetting adjustment to retained earnings. The redeemable noncontrolling interest is classified in mezzanine equity in the accompanying condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of changes, net of tax, in accumulated other comprehensive loss for the three and six months ended June 30, 2018, is shown below (in millions):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Defined benefit plans:
Balance at beginning of period	$(181.7)	$(184.0)
Reclassification adjustments (net of tax expense of $0.3 million and $0.6 million in the three and six months ended June 30, 2018, respectively)	1.1	2.4
Other comprehensive income recognized during the period (net of tax impact of $— million)	2.2	3.2
Balance at end of period	$(178.4)	$(178.4)

Derivative instruments and hedging:
Balance at beginning of period	$14.5	$(22.9)
Reclassification adjustments (net of tax benefit of $0.2 million and $0.9 million in the three and six months ended June 30, 2018, respectively)	(1.1)	(3.5)
Other comprehensive income (loss) recognized during the period (net of tax (benefit) expense of ($8.9) million and $2.1 million in the three and six months ended June 30, 2018, respectively)	(32.1)	7.7
Balance at end of period	$(18.7)	$(18.7)

Foreign currency translation:
Balance at beginning of period	$(213.6)	$(306.5)
Other comprehensive loss recognized during the period (net of tax impact of $— million)	(217.0)	(124.1)
Balance at end of period	$(430.6)	$(430.6)
In the three and six months ended June 30, 2018, foreign currency translation adjustments are primarily related to the weakening of the Euro, the Chinese renminbi and the Brazilian real relative to the U.S. dollar and include pretax losses of $0.6 million and $0.9 million, respectively, related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of comprehensive income and reconciliations of equity, Lear Corporation stockholders’ equity and noncontrolling interests for the three and six months ended July 1, 2017, is shown below (in millions):

	Three Months Ended July 1, 2017			Six Months Ended July 1, 2017
	Equity	Lear Corporation Stockholders' Equity	Non- controlling Interests	Equity	Lear Corporation Stockholders' Equity	Non- controlling Interests
Beginning equity balance	$3,463.5	$3,331.0	$132.5	$3,192.9	$3,057.2	$135.7
Stock-based compensation transactions	19.3	19.3	—	(6.5)	(6.5)	—
Repurchase of common stock	(126.8)	(126.8)	—	(254.3)	(254.3)	—
Dividends declared to Lear Corporation stockholders	(35.3)	(35.3)	—	(71.0)	(71.0)	—
Dividends declared to noncontrolling interest holders	(15.5)	—	(15.5)	(32.5)	—	(32.5)
Adoption of ASU 2016-09	—	—	—	54.5	54.5	—
Comprehensive income:
Net income	327.0	311.9	15.1	645.5	617.7	27.8
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	(1.9)	(1.9)	—	(1.2)	(1.2)	—
Derivative instruments and hedging activities	15.9	15.9	—	68.0	68.0	—
Foreign currency translation adjustments	110.0	107.8	2.2	160.8	157.5	3.3
Other comprehensive income	124.0	121.8	2.2	227.6	224.3	3.3
Comprehensive income	451.0	433.7	17.3	873.1	842.0	31.1
Ending equity balance	$3,756.2	$3,621.9	$134.3	$3,756.2	$3,621.9	$134.3

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of changes, net of tax, in accumulated other comprehensive loss for the three and six months ended July 1, 2017, is shown below (in millions):

	Three Months Ended July 1, 2017	Six Months Ended July 1, 2017
Defined benefit plans:
Balance at beginning of period	$(192.1)	$(192.8)
Reclassification adjustments (net of tax expense of $0.4 million and $0.9 million in the three and six months ended July 1, 2017, respectively)	0.8	2.5
Other comprehensive loss recognized during the period (net of tax impact of $— million)	(2.7)	(3.7)
Balance at end of period	$(194.0)	$(194.0)

Derivative instruments and hedging:
Balance at beginning of period	$7.0	$(45.1)
Reclassification adjustments (net of tax (benefit) expense of ($0.1) million and $2.9 million in the three and six months ended July 1, 2017, respectively)	—	8.8
Other comprehensive income recognized during the period (net of tax expense of $5.1 million and 19.8 million in the three and six months ended July 1, 2017)	15.9	59.2
Balance at end of period	$22.9	$22.9

Foreign currency translation:
Balance at beginning of period	$(548.0)	$(597.7)
Other comprehensive income recognized during the period (net of tax impact of $— million)	107.8	157.5
Balance at end of period	$(440.2)	$(440.2)
In the three and six months ended July 1, 2017, foreign currency translation adjustments are primarily related to the strengthening of the Euro and, to a lesser extent, the Chinese renminbi relative to the U.S. dollar and include pretax losses of $0.2 million and $0.8 million, respectively, related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.
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
Share repurchases in the first six months of 2018 are shown below (in millions except for shares and per share amounts):

Six Months Ended				As of
June 30, 2018				June 30, 2018
Aggregate Repurchases (1)	Cash paid for Repurchases	Number of Shares	Average Price per Share (2)	Remaining Purchase Authorization
$295.7	$284.7	1,547,349	$191.09	$1,209.4
(1) Includes $5.1 million of purchases prior to the increased authorization
(2) Excludes commissions

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Since the first quarter of 2011, the Company's Board of Directors has authorized $5.0 billion in share repurchases under the common stock share repurchase program. As of the end of the second quarter of 2018, the Company has repurchased, in aggregate, $3.8 billion of its outstanding common stock, at an average price of $83.50 per share, excluding commissions and related fees.
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
In addition to shares repurchased under the Company’s common stock share repurchase program described above, the Company classified shares withheld from the settlement of the Company’s restricted stock unit and performance share awards to cover tax withholding requirements as common stock held in treasury in the accompanying condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017.
Quarterly Dividend
In the first half of 2018 and 2017, the Company’s Board of Directors declared quarterly cash dividends of $0.70 and $0.50 per share of common stock, respectively. Dividends declared and paid are shown below (in millions):

	Six Months Ended
	June 30, 2018	July 1, 2017
Dividends declared	$94.7	$71.0
Dividends paid	96.7	70.7
Dividends payable on common shares to be distributed under the Company’s stock-based compensation program and common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings will be paid when such common shares are distributed.
Noncontrolling Interests
In the first six months of 2018, the Company gained control of an affiliate and acquired the outstanding non-controlling interest of another affiliate. For further information related to the affiliate transaction, see Note 5, "Long-Term Assets."

(14) Legal and Other Contingencies
As of June 30, 2018 and December 31, 2017, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $10.4 million and $25.8 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.
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
The Company records product warranty reserves when liability is probable and related amounts are reasonably estimable.
A summary of the changes in reserves for product liability and warranty claims for the six months ended June 30, 2018, is shown below (in millions):

Balance at January 1, 2018	$46.5
Expense, net (including changes in estimates)	5.7
Settlements	(16.6)
Foreign currency translation and other	(0.7)
Balance at June 30, 2018	$34.9
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
As of June 30, 2018 and December 31, 2017, the Company had recorded environmental reserves of $8.9 million and $9.0 million, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company evaluates the performance of its operating segments based primarily on (i) revenues from external customers, (ii) pretax income before equity in net income of affiliates, interest expense and other (income) expense, net, ("segment earnings") and (iii) cash flows, being defined as segment earnings less capital expenditures plus depreciation and amortization.
A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended June 30, 2018
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$4,274.7	$1,306.1	$—	$5,580.8
Segment earnings (1)	348.3	175.1	(55.2)	468.2
Depreciation and amortization	81.4	36.9	3.5	121.8
Capital expenditures	113.7	52.4	3.3	169.4
Total assets	7,508.2	2,530.3	2,243.9	12,282.4

	Three Months Ended July 1, 2017
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$4,025.1	$1,098.1	$—	$5,123.2
Segment earnings (1)	322.7	156.3	(69.9)	409.1
Depreciation and amortization	71.5	29.4	3.7	104.6
Capital expenditures	94.7	54.0	4.5	153.2
Total assets	7,397.7	1,880.8	1,958.7	11,237.2

	Six Months Ended June 30, 2018
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$8,604.6	$2,709.9	$—	$11,314.5
Segment earnings (1)	687.8	365.9	(122.6)	931.1
Depreciation and amortization	161.4	73.5	7.1	242.0
Capital expenditures	226.0	100.6	5.6	332.2

	Six Months Ended July 1, 2017
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$7,893.1	$2,228.6	$—	$10,121.7
Segment earnings (1)	643.0	321.2	(138.4)	825.8
Depreciation and amortization	136.5	57.7	7.3	201.5
Capital expenditures	177.4	83.5	13.1	274.0
(1) See definition above
For the three months ended June 30, 2018, segment earnings include restructuring charges of $5.9 million, $3.6 million and $0.5 million in the Seating and E-Systems segments and in the other category, respectively. For the six months ended June 30, 2018, segment earnings include restructuring charges of $20.3 million, $5.5 million and $2.6 million in the Seating and E-Systems segments and in the other category, respectively (Note 2, "Restructuring").
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Segment earnings	$468.2	$409.1	$931.1	$825.8
Interest expense	20.9	21.4	41.6	42.2
Other (income) expense, net	3.7	5.8	(1.9)	9.5
Consolidated income before provision for income taxes and equity in net income of affiliates	$443.6	$381.9	$891.4	$774.1

(16) Financial Instruments
Debt Instruments
The carrying values of the Notes vary from their fair values. The fair values of the Notes were determined by reference to the quoted market prices of these securities (Level 2 input based on the GAAP fair value hierarchy). The carrying value of the Company’s Term Loan Facility approximates its fair value (Level 3 input based on the GAAP fair value hierarchy). The estimated fair value, as well as the carrying value, of the Company's debt instruments are shown below (in millions):

	June 30, 2018	December 31, 2017
Estimated aggregate fair value (1)	$1,954.3	$2,033.5
Aggregate carrying value (1) (2)	1,970.3	1,973.4
(1) Term Loan Facility and senior notes (excludes "other" debt)
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
The Company has on deposit with banks cash that is legally restricted as to use or withdrawal. A reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets to cash, cash equivalents and restricted cash reported on the condensed consolidated statements of cash flows is shown below (in millions):

	June 30, 2018	July 1, 2017
Balance sheet - cash and cash equivalents	$1,327.9	$1,166.7
Restricted cash included in other current assets	21.2	—
Restricted cash included in other long-term assets	17.7	—
Statement of cash flows - cash, cash equivalents and restricted cash	$1,366.8	$1,166.7

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Marketable Equity Securities
Marketable equity securities, which the Company accounts for under the fair value option, are included in the accompanying condensed consolidated balance sheets as shown below (in millions):

	June 30, 2018	December 31, 2017
Current assets	$3.6	$3.2
Other long-term assets	43.9	40.6
	$47.5	$43.8
Unrealized gains and losses arising from changes in the fair value of the marketable equity securities are recognized in the accompanying condensed consolidated statements of comprehensive income as a component of other (income) expense, net. The fair value of the marketable equity securities is determined by reference to quoted market prices in active markets (Level 1 input based on the GAAP fair value hierarchy).
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
For a fair value hedge, the change in the fair value of the derivative is recorded in earnings and reflected in the condensed consolidated statement of comprehensive income on the same line as the gain or loss on the hedged item attributable to the hedged risk. For a cash flow hedge, the change in the fair value of the derivative is recorded in accumulated other comprehensive loss in the condensed consolidated balance sheet. When the underlying hedged transaction is realized, the gain or loss included in accumulated other comprehensive loss is recorded in earnings and reflected in the condensed consolidated statement of comprehensive income on the same line as the gain or loss on the hedged item attributable to the hedged risk. For a net investment hedge, the change in the fair value of the derivative is recorded in cumulative translation adjustment, which is a component of accumulated other comprehensive loss in the condensed consolidated balance sheet. Changes in the fair value of contracts not designated as hedging instruments are recorded in earnings and reflected in the condensed consolidated statement of comprehensive income as other (income) expense, net.
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
Foreign Exchange
The Company uses forwards, swaps and other derivative contracts to reduce the effects of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce exposure to fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, various European currencies, the Japanese yen, the Thai baht, the Chinese renminbi and the Philippine peso.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The notional amount, estimated aggregate fair value and related balance sheet classification of the Company's foreign currency derivative contracts are shown below (in millions, except for maturities):

	June 30, 2018	December 31, 2017
Fair value of foreign currency contracts designated as cash flow hedges:
Other current assets	$14.1	$16.9
Other long-term assets	1.4	1.3
Other current liabilities	(18.5)	(28.4)
Other long-term liabilities	(6.9)	(8.0)
	(9.9)	(18.2)
Notional amount	$1,298.5	$1,538.5
Outstanding maturities in months, not to exceed	24	24
Fair value of foreign currency contracts not designated as hedging instruments:
Other current assets	$10.7	$1.8
Other current liabilities	(4.2)	(6.4)
	6.5	(4.6)
Notional amount	$1,115.1	$681.1
Outstanding maturities in months, not to exceed	12	12

Total fair value	$(3.4)	$(22.8)
Total notional amount	$2,413.6	$2,219.6
Foreign currency derivative contracts not designated as hedging instruments consist principally of hedges of cash transactions, intercompany loans and certain other balance sheet exposures.
Interest Rate Swaps
The Company has entered into forward starting interest rate swap contracts to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate.
The notional amount, estimated aggregate fair value and related balance sheet classification of the Company's interest rate swap contracts are shown below (in millions, except for maturities):

	June 30, 2018	December 31, 2017
Fair value of interest rate swap contracts designated as cash flow hedges:
Other current liabilities	$(2.9)	$—

Notional amount	$500.0	$—
Outstanding maturities in months, not to exceed	9	N/A

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Accumulated Other Comprehensive Loss - Derivative Instruments and Hedging
Pretax amounts related to foreign currency derivative contracts designated as cash flow hedges that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign currency contracts	$(38.1)	$15.5	$12.7	$73.6
Interest rate swap contracts	(2.9)	5.5	(2.9)	5.5
	(41.0)	21.0	9.8	79.1

Foreign currency contract (gains) losses reclassified from accumulated other comprehensive loss to:
Net sales	1.1	0.5	2.8	0.6
Cost of sales	(2.4)	(0.6)	(7.2)	11.1
	(1.3)	(0.1)	(4.4)	11.7
Comprehensive income (loss)	$(42.3)	$20.9	$5.4	$90.8
As of June 30, 2018 and December 31, 2017, pretax net losses of approximately $12.8 million and $18.2 million, respectively, related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. During the next twelve month period, the Company expects to reclassify into earnings net losses of approximately $4.5 million recorded in accumulated other comprehensive loss as of June 30, 2018. Such losses will be reclassified at the time that the underlying hedged transactions are realized.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, are shown below (in millions):

	June 30, 2018
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts, net	Recurring	$(3.4)	Market/ Income	$—	$(3.4)	$—
Interest rate swap derivative contracts, net	Recurring	$(2.9)	Market/ Income	$—	$(2.9)	$—
Marketable equity securities	Recurring	$47.5	Market	$47.5	$—	$—

	December 31, 2017
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency derivative contracts, net	Recurring	$(22.8)	Market/ Income	$—	$(22.8)	$—
Marketable equity securities	Recurring	$43.8	Market	$43.8	$—	$—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. If an estimate of the credit spread is required, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of June 30, 2018 and December 31, 2017, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy in 2018.
Items Measured at Fair Value on a Non-Recurring Basis
The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy.
As a result of the Lear FAWSN transaction, Level 3 fair value estimates of $11.0 million related to property, plant and equipment, $7.5 million related to intangible assets and $14.0 million of noncontrolling interests are recorded in the accompanying condensed consolidated balance sheet as of June 30, 2018. In addition, the Lear FAWSN transaction required a Level 3 fair value estimate related to the Company's previously held equity interest of $23.0 million. These Level 3 fair value estimates were determined as of the effective date of the transaction.
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
As of June 30, 2018, there were no additional significant assets or liabilities measured at fair value on a non-recurring basis.
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
ASU 2016-02, 2018-01 and 2018-10, Leases
The standard requires that a lessee recognize on its balance sheet right-of-use assets and corresponding liabilities resulting from leasing transactions, as well as additional financial statement disclosures. Currently, GAAP only requires balance sheet recognition for leases classified as capital leases. The provisions of this update apply to substantially all leased assets.

The Company is currently evaluating the impact this update will have on its consolidated financial position, results of operations and cash flows. The Company expects the impact to the Company's consolidated balance sheet to be significant. The Company (i) has formed a cross-functional implementation team; (ii) has performed training for key personnel and (iii) is implementing a software solution to manage and account for leases under the new standard. For additional information on the Company’s operating lease commitments, see Note 11, "Commitments and Contingencies," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
January 1, 2019
The Company has considered the ASUs summarized below, effective after 2018, none of which are expected to significantly impact its financial statements:

Standards Pending Adoption	Description	Effective Date
ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	The standard allows for the reclassification from accumulated other comprehensive income to retained earnings, "stranded" tax effects resulting from the Act.	January 1, 2019
ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting
The standard aligns measurement and classification guidance for share-based payments to nonemployees with the guidance applicable to employees. Under the new guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date.
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
Industry Overview
Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle. Global automotive industry production volumes in the first half of 2018, as compared to the first half of 2017, are shown below (in millions of units):

	Six Months Ended
	June 30, 2018	July 1, 2017	% Change
North America	8.7	9.0	(3)%
Europe and Africa	12.2	12.0	2%
Asia	23.8	23.2	3%
South America	1.6	1.5	11%
Other	1.0	0.9	8%
Global light vehicle production	47.3	46.5	2%
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
Our percentage of consolidated net sales by region in the first six months of 2018 and 2017 is shown below:

	Six Months Ended
	June 30, 2018	July 1, 2017
North America	36%	40%
Europe and Africa	43%	39%
Asia	18%	18%
South America	3%	3%
Total	100%	100%
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
Our material cost as a percentage of net sales was 64.7% in the first half of 2018, as compared to 65.2% in the first half of 2017. Raw material, energy and commodity costs can be volatile. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity environment. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2017.

LEAR CORPORATION

Financial Measures
In evaluating our financial condition and operating performance, we focus primarily on earnings, operating margins, cash flows and return on invested capital. In addition to maintaining and expanding our business with our existing customers in our more established markets, our expansion plans are focused primarily on emerging markets. Asia, and China in particular, continues to present significant growth opportunities, as major global automotive manufacturers implement production expansion plans and local automotive manufacturers aggressively expand their operations to meet increasing demand in this region. In addition to our wholly owned locations, we currently have fourteen joint ventures with operations in Asia, as well as an additional joint venture in North America dedicated to serving Asian automotive manufacturers. We have also aggressively pursued this strategy by selectively increasing our vertical integration capabilities globally, as well as expanding our component manufacturing capacity in Asia, Brazil, Eastern Europe, Mexico and Northern Africa. Furthermore, we have expanded our low-cost engineering capabilities in India and the Philippines.
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
Operational Restructuring
In the first half of 2018, we incurred pretax restructuring costs of approximately $28 million and related manufacturing inefficiency charges of approximately $9 million. Any future restructuring actions will depend upon market conditions, customer actions and other factors.
For further information, see Note 2, "Restructuring," to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this "Report").
Share Repurchase Program and Quarterly Cash Dividends
Since the first quarter of 2011, our Board of Directors has authorized $5.0 billion in share repurchases under our common stock share repurchase program. In the first half of 2018, we repurchased $296 million of shares and have a remaining repurchase authorization of $1.2 billion, which will expire on December 31, 2020.
In the first and second quarters of 2018, our Board of Directors declared a quarterly cash dividend of $0.70 per share of common stock, reflecting a 40% increase over the quarterly cash dividend declared in 2017.
For further information related to our common stock share repurchase program and our quarterly dividends, see "— Liquidity and Capital Resources — Capitalization" below and Note 13, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report.
Other Matters
In January 2018, we acquired an additional 20% interest in Changchun Lear FAWSN Automotive Electrical and Electronics Co., Ltd. ("Lear FAWSN") from a joint venture partner and amended the existing joint venture agreement to eliminate the substantive participating rights of the remaining joint venture partner. Prior to the amendment, Lear FAWSN was accounted for under the equity method. In conjunction with obtaining control of Lear FAWSN and the valuation of our prior equity investment in Lear FAWSN at fair value, we recognized a gain of approximately $10 million in the six months ended June 30, 2018.

LEAR CORPORATION

In the three months ended June 30, 2018, we recognized net tax benefits of $3 million related to restructuring charges and various other items. In the six months ended June 30, 2018, we recognized tax benefits of $35 million related to the reversal of the valuation allowance on the deferred tax assets of a foreign subsidiary, $10 million related to share-based compensation and $7 million related to restructuring charges and various other items, offset by tax expense of $22 million related to an increase in foreign withholding tax on certain undistributed foreign earnings.
In the three and six months ended July 1, 2017, we recognized net tax benefits of $35 million and $54 million, respectively, related to the reversal of valuation allowances on the deferred tax assets of certain foreign subsidiaries, a change in the accounting for share based compensation, restructuring charges and various other items.
As discussed above, our results for the three and six months ended June 30, 2018 and July 1, 2017, reflect the following items (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Costs related to restructuring actions, including manufacturing inefficiencies of $3 million and $9 million in the three and six months ended June 30, 2018, respectively, and $1 million in the six months ended July 1, 2017	$13	$23	$37	$32
Acquisition and other related costs	—	1	—	3
Acquisition-related inventory fair value adjustment	—	3	—	4
Favorable litigation settlements	(17)	—	(17)	—
Gain related to affiliate	—	—	(10)	—
Tax benefit, net	(3)	(35)	(30)	(54)
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

RESULTS OF OPERATIONS
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three Months Ended				Six Months Ended
	June 30, 2018		July 1, 2017		June 30, 2018		July 1, 2017
Net sales
Seating	$4,274.7	76.6%	$4,025.1	78.6%	$8,604.6	76.0%	$7,893.1	78.0%
E-Systems	1,306.1	23.4	1,098.1	21.4	2,709.9	24.0	2,228.6	22.0
Net sales	5,580.8	100.0	5,123.2	100.0	11,314.5	100.0	10,121.7	100.0
Cost of sales	4,942.7	88.6	4,545.4	88.7	10,045.0	88.8	8,961.4	88.5
Gross profit	638.1	11.4	577.8	11.3	1,269.5	11.2	1,160.3	11.5
Selling, general and administrative expenses	156.8	2.8	157.2	3.1	312.2	2.8	312.9	3.1
Amortization of intangible assets	13.1	0.2	11.5	0.2	26.2	0.2	21.6	0.2
Interest expense	20.9	0.4	21.4	0.4	41.6	0.3	42.2	0.4
Other (income) expense, net	3.7	0.1	5.8	0.1	(1.9)	—	9.5	0.1
Provision for income taxes	97.7	1.8	73.3	1.4	175.4	1.5	162.4	1.6
Equity in net income of affiliates	(9.1)	(0.2)	(18.4)	(0.3)	(13.2)	(0.1)	(33.8)	(0.3)
Net income attributable to noncontrolling interests	23.6	0.4	15.1	0.3	44.1	0.4	27.8	0.3
Net income attributable to Lear	$331.4	5.9%	$311.9	6.1%	$685.1	6.1%	$617.7	6.1%

LEAR CORPORATION

Three Months Ended June 30, 2018 vs. Three Months Ended July 1, 2017
Net sales in the second quarter of 2018 were $5.6 billion, as compared to $5.1 billion in the second quarter of 2017, an increase of $458 million or 9%. New business in all regions and net foreign exchange rate fluctuations positively impacted net sales by $239 million and $215 million, respectively. The impact of lower production volumes on key Lear platforms, primarily in North America and Asia, was offset by sales as a result of obtaining control of affiliates and the April 2017 acquisition of Grupo Antolin's automotive seating business ("Antolin Seating").

(in millions)	Cost of Sales
Second quarter 2017	$4,545
Material cost	269
Labor and other	115
Depreciation	14
Second quarter 2018	$4,943
Cost of sales in the second quarter of 2018 was $4.9 billion, as compared to $4.5 billion in the second quarter of 2017. New business in all regions and net foreign exchange rate fluctuations resulted in an increase in cost of sales of $395 million. The impact of lower production volumes on key Lear platforms, primarily in North America and Asia, was offset by cost of sales as a result of obtaining control of affiliates and the acquisition of Antolin Seating.
Gross profit and gross margin were $638 million and 11.4%, respectively, of net sales in the second quarter of 2018, as compared to $578 million and 11.3% of net sales, respectively, in the second quarter of 2017. New business and net foreign exchange rate fluctuations positively impacted gross profit by $59 million. The impact of selling price reductions and lower production volumes on key Lear platforms was offset by favorable operating performance, including the benefit of operational restructuring actions and favorable litigation settlements, and gross profit as a result of obtaining control of affiliates and the acquisition of Antolin Seating. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $157 million in the second quarters of 2018 and 2017. As a percentage of net sales, selling, general and administrative expenses were 2.8% in the second quarter of 2018, as compared to 3.1% in the second quarter of 2017. Selling, general and administrative expenses benefited from lower restructuring costs and a favorable litigation settlement in the second quarter of 2018.
Amortization of intangible assets was $13 million in the second quarter of 2018, as compared to $12 million in the second quarter of 2017.
Interest expense was $21 million in the second quarters of 2018 and 2017.
Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the disposal of fixed assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was $4 million in the second quarter of 2018, as compared to $6 million in the second quarter of 2017.
In the second quarter of 2018, the provision for income taxes was $98 million, representing an effective tax rate of 22.0% on pretax income before equity in net income of affiliates of $444 million. In the second quarter of 2017, the provision for income taxes was $73 million, representing an effective tax rate of 19.2% on pretax income before equity in net income of affiliates of $382 million, for the reasons described below.
In the second quarters of 2018 and 2017, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. The provision for income taxes in 2018 was also impacted by the reduction in the U.S. federal corporate income tax rate from 35% to 21%. In the second quarter of 2018, we recognized net tax benefits of $3 million related to restructuring charges and various other items. In the second quarter of 2017, we recognized net tax benefits of $35 million, of which $29 million related to the reversal of valuation allowances on the deferred tax assets of certain foreign subsidiaries and $6 million related to restructuring charges and various other items. Excluding these items, the effective tax rate for the second quarters of 2018 and 2017 approximated the U.S. federal statutory income tax rate of 21% and 35%, respectively, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $9 million in the second quarter of 2018, as compared to $18 million in the second quarter of 2017, as a result of lower customer production affecting certain of our affiliates and obtaining control of other affiliates.

LEAR CORPORATION

Net income attributable to Lear was $331 million, or $4.83 per diluted share, in the second quarter of 2018, as compared to $312 million, or $4.49 per diluted share, in the second quarter of 2017. Net income and diluted net income per share increased for the reasons described above. In addition, diluted net income per share was impacted by the decrease in average shares outstanding between periods.

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
The financial information presented below is for our two reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment. Corporate and regional headquarters costs include various support functions, such as information technology, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s pretax income before equity in net income of affiliates, interest expense and other (income) expense, net ("segment earnings") and segment earnings divided by net sales ("margin") are not measures of performance under accounting principles generally accepted in the United States ("GAAP"). Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income attributable to Lear, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates, see Note 15, "Segment Reporting," to the condensed consolidated financial statements included in this Report.
Seating
A summary of the financial measures for our Seating segment is shown below (dollar amounts in millions):

	Three Months Ended
	June 30, 2018	July 1, 2017
Net sales	$4,274.7	$4,025.1
Segment earnings (1)	348.3	322.7
Margin	8.1%	8.0%
(1) See definition above
Seating net sales were $4.3 billion in the second quarter of 2018, as compared to $4.0 billion in the second quarter of 2017, an increase of $250 million or 6%. Net foreign exchange rate fluctuations, new business and the acquisition of Antolin Seating positively impacted net sales by $152 million, $140 million and $54 million, respectively. These increases were partially offset by lower production volumes on key Lear platforms, which reduced net sales by $103 million.
Segment earnings, including restructuring costs, and the related margin on net sales were $348 million and 8.1% in the second quarter of 2018, as compared to $323 million and 8.0% in the second quarter of 2017. Net foreign exchange rate fluctuations, new business and the acquisition of Antolin Seating positively impacted segment earnings by $34 million. Segment earnings also benefited from lower restructuring costs. The impact of favorable operating performance, including the benefit of operational restructuring actions, of $45 million was more than offset by the impact of selling price reductions and lower production volumes on key Lear platforms.

LEAR CORPORATION

E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Three Months Ended
	June 30, 2018	July 1, 2017
Net sales	$1,306.1	$1,098.1
Segment earnings (1)	175.1	156.3
Margin	13.4%	14.2%
(1) See definition above
E-Systems net sales were $1.3 billion in the second quarter of 2018, as compared to $1.1 billion in the second quarter of 2017, an increase of $208 million or 19%. Sales as a result of obtaining control of affiliates, new business and net foreign exchange rate fluctuations positively impacted net sales by $109 million, $99 million and $63 million, respectively. These increases were partially offset by lower production volumes on key Lear platforms, which reduced net sales by $60 million.
Segment earnings, including restructuring costs, and the related margin on net sales were $175 million and 13.4% in the second quarter of 2018, as compared to $156 million and 14.2% in the second quarter of 2017. Earnings as a result of obtaining control of affiliates, new business and net foreign exchange rate fluctuations positively impacted segment earnings by $38 million. The impact of improved operating performance of $20 million was more than offset by the impact of selling price reductions and lower production volumes on key Lear platforms.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three Months Ended
	June 30, 2018	July 1, 2017
Net sales	$—	$—
Segment earnings (1)	(55.2)	(69.9)
Margin	N/A	N/A
(1) See definition above
Segment earnings related to our other category were ($55) million in the second quarter of 2018, as compared to ($70) million in the second quarter of 2017. In the second quarter of 2018, segment earnings benefited from a litigation settlement of $13 million.

Six Months Ended June 30, 2018 vs. Six Months Ended July 1, 2017
Net sales for the six months ended June 30, 2018, were $11.3 billion, as compared to $10.1 billion for the six months ended July 1, 2017, an increase of $1.2 billion or 12%. Net foreign exchange rate fluctuations and new business in all regions positively impacted net sales by $564 million and $547 million, respectively. The impact of lower production volumes on key Lear platforms, primarily in North America and Asia, was more than offset by sales as a result of obtaining control of affiliates and the acquisition of Antolin Seating.

(in millions)	Cost of Sales
First six months of 2017	$8,961
Material cost	730
Labor and other	321
Depreciation	33
First six months of 2018	$10,045
Cost of sales in the first six months of 2018 were $10.0 billion, as compared to $9.0 billion in the first six months of 2017. Net foreign exchange rate fluctuations and new business in all regions resulted in an increase in cost of sales of $970 million. The impact of lower production volumes on key Lear platforms, primarily in North America and Asia, was more than offset by cost of sales as a result of obtaining control of affiliates and the acquisition of Antolin Seating.

LEAR CORPORATION

Gross profit and gross margin were $1.3 billion and 11.2% of net sales, respectively, for the six months ended June 30, 2018, as compared to $1.2 billion and 11.5% of net sales, respectively, for the six months ended July 1, 2017. Net foreign exchange rate fluctuations and new business positively impacted gross profit by $141 million. The impact of selling price reductions and lower production volumes on key Lear platforms was offset by favorable operating performance, including the benefit of operational restructuring actions and favorable litigation settlements, and gross profit as a result of obtaining control of affiliates and the acquisition of Antolin Seating. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $312 million in the first six months of 2018, as compared to $313 million in the first six months of 2017. As a percentage of net sales, selling, general and administrative expenses were 2.8% in the first six months of 2018, as compared to 3.1% in the first six months of 2017. Selling, general and administrative expenses benefited from lower restructuring costs and a favorable litigation settlement in the first six months of 2018.
Amortization of intangible assets was $26 million in the first six months of 2018, as compared to $22 million in the first six months of 2016.
Interest expense was $42 million in the first six months of 2018 and 2017.
Other (income) expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the disposal of fixed assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was ($2) million for the six months ended June 30, 2018, as compared to $10 million for the six months ended July 1, 2017. In the first six months of 2018, we recognized a gain of approximately $10 million related to obtaining control of an affiliate.
For the six months ended June 30, 2018, the provision for income taxes was $175 million, representing an effective tax rate of 19.7% on pretax income before equity in net income of affiliates of $891 million. For the six months ended July 1, 2017, the provision for income taxes was $162 million, representing an effective tax rate of 21.0% on pretax income before equity in net income of affiliates of $774 million, for the reasons described below.
In the first six months of 2018 and 2017, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. The provision for income taxes in 2018 was also impacted by the reduction in the U.S. federal corporate income tax rate from 35% to 21%. In the first six months of 2018, we recognized tax benefits of $35 million related to the reversal of a valuation allowance on the deferred tax assets of a foreign subsidiary, $10 million related to share-based compensation and $7 million related to restructuring charges and various other items, offset by tax expense of $22 million related to an increase in foreign withholding tax on certain undistributed foreign earnings. In the first six months of 2017, we recognized tax benefits of $29 million related to the reversal of valuation allowances on the deferred tax assets of certain foreign subsidiaries, $16 million related to share-based compensation and $9 million related to restructuring charges and various other items. Excluding these items, the effective tax rate for the first six months of 2018 and 2017 approximated the U.S. federal statutory income tax rate of 21% and 35%, respectively, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $13 million in the first six months of 2018, as compared to $34 million in the first six months of 2017, as a result of lower customer production affecting certain of our affiliates and obtaining control of other affiliates.
Net income attributable to Lear was $685 million, or $9.99 per diluted share, for the six months ended June 30, 2018, as compared to $618 million, or $8.84 per diluted share, for the six months ended July 1, 2017. Net income and diluted net income per share increased for the reasons described above. In addition, diluted net income per share was impacted by the decrease in average shares outstanding between periods.

Seating
A summary of the financial measures for our Seating segment is shown below (dollar amounts in millions):

	Six Months Ended
	June 30, 2018	July 1, 2017
Net sales	$8,604.6	$7,893.1
Segment earnings (1)	687.8	643.0
Margin	8.0%	8.1%
(1) See definition above

LEAR CORPORATION

Seating net sales were $8.6 billion for the six months ended June 30, 2018, as compared to $7.9 billion for the six months ended July 1, 2017, an increase of $712 million or 9%. Net foreign exchange rate fluctuations, new business and the acquisition of Antolin Seating positively impacted net sales by $399 million, $373 million and $215 million, respectively. These increases were partially offset by lower production volumes on key Lear platforms, which reduced net sales by $285 million.
Segment earnings, including restructuring costs, and the related margin on net sales were $688 million and 8.0% for the six months ended June 30, 2018, as compared to $643 million and 8.1% for the six months ended July 1, 2017. Net foreign exchange rate fluctuations, new business and the acquisition of Antolin Seating positively impacted segment earnings by $93 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, of $87 million was more than offset by the impact of selling price reductions and lower production volumes on key Lear platforms.
E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Six Months Ended
	June 30, 2018	July 1, 2017
Net sales	$2,709.9	$2,228.6
Segment earnings (1)	365.9	321.2
Margin	13.5%	14.4%
(1) See definition above
E-Systems net sales were $2.7 billion for the six months ended June 30, 2018, as compared to $2.2 billion for the six months ended July 1, 2017, an increase of $481 million or 22%. Sales as a result of obtaining control of affiliates, new business and net foreign exchange rate fluctuations positively impacted net sales by $222 million, $174 million and $165 million, respectively. These increases were partially offset by lower production volumes on key Lear platforms, which reduced net sales by $81 million.
Segment earnings, including restructuring costs, and the related margin on net sales were $366 million and 13.5% for the six months ended June 30, 2018, as compared to $321 million and 14.4% for the six months ended July 1, 2017. Earnings as a result of obtaining control of affiliates, new business and net foreign exchange rate fluctuations positively impacted segment earnings by $76 million. The impact of improved operating performance of $41 million was more than offset by the impact of selling price reductions and lower production volumes on key Lear platforms.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Six Months Ended
	June 30, 2018	July 1, 2017
Net sales	$—	$—
Segment earnings (1)	(122.6)	(138.4)
Margin	N/A	N/A
(1) See definition above
Segment earnings related to our other category were ($123) million in the first six months of 2018, as compared to ($138) million in the first six months of 2017. In the first six months of 2018, segment earnings benefited from a litigation settlement of $13 million.

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

LEAR CORPORATION

As of June 30, 2018 and December 31, 2017, cash and cash equivalents of $910 million and $952 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans and the payment of dividends, without creating additional income tax expense. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information related to potential dividends from our non-U.S. subsidiaries, see "— Adequacy of Liquidity Sources" below and Note 7, "Income Taxes," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Cash Flows
A summary of net cash provided by operating activities is shown below (in millions):

	Six Months Ended
	June 30, 2018	July 1, 2017	Incremental Increase (Decrease) in Operating Cash Flow
Consolidated net income and depreciation and amortization	$971	$847	$124
Net change in working capital items:
Accounts receivable	(264)	(415)	151
Inventory	(69)	(42)	(27)
Accounts payable	153	390	(237)
Accrued liabilities and other	(10)	87	(97)
Net change in working capital items	(190)	20	(210)
Other	(27)	(22)	(5)
Net cash provided by operating activities	$754	$845	$(91)
In the first six months of 2018, increases in accounts receivable, inventories and accounts payable primarily reflect higher working capital to support the increase in our sales. In the first six months of 2018, changes in accrued liabilities and other primarily reflect the timing of payment of accrued liabilities.
Net cash used in investing activities was $357 million in the first six months of 2018, as compared to $566 million in the first six months of 2017. In the first six months of 2017, we paid $287 million for the acquisition of Antolin Seating. Capital spending was $332 million in the first six months of 2018, as compared to $274 million in the first six months of 2017. Capital spending in 2018 is estimated at $660 million.
Net cash used in financing activities was $507 million in the first six months of 2018, as compared to $417 million in the first six months of 2017. In 2018, we paid $285 million for repurchases of our common stock, $97 million of dividends to Lear stockholders and $64 million of dividends to noncontrolling interest holders. In 2017, we paid $240 million for repurchases of our common stock, $71 million of dividends to Lear stockholders and $28 million of dividends to noncontrolling interest holders.
Capitalization
From time to time, we utilize committed and uncommitted credit facilities to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries, in addition to cash provided by operating activities. As of June 30, 2018, our outstanding short-term debt balance was $3 million. As of December 31, 2017, we had no short-term borrowings outstanding. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors.

LEAR CORPORATION

Senior Notes
As of June 30, 2018, our senior notes (collectively, the "Notes") consisted of the amounts shown below (in millions, except stated coupon rates):

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
As of June 30, 2018 and December 31, 2017, there were no borrowings outstanding under the Revolving Credit Facility and $245 million and $248 million, respectively, of borrowings outstanding under the Term Loan Facility. During the first half of 2018, we made required principal payments of $3 million under the Term Loan Facility.
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
Scheduled Interest Payment and Covenants
Scheduled cash interest payments on the Notes and the Term Loan Facility are $44 million for the remaining six months of 2018.
As of June 30, 2018, we were in compliance with all covenants under the Credit Agreement and the indentures governing the Notes.
Common Stock Share Repurchase Program
On February 13, 2018, our Board of Directors authorized an increase to our existing common stock share repurchase program to provide for a remaining aggregate repurchase authorization of $1.5 billion and extended the term of the program to December 31, 2020.

LEAR CORPORATION

Our share repurchases for the first six months of 2018 are shown below (in millions except for shares and per share amounts):

Six Months Ended				As of
June 30, 2018				June 30, 2018
Aggregate Repurchases (1)	Cash paid for Repurchases	Number of Shares	Average Price per Share (2)	Remaining Purchase Authorization
$296	$285	1,547,349	$191.09	$1,209
(1) Includes $5 million of purchases prior to the increased authorization
(2) Excludes commissions
Since the first quarter of 2011, our Board of Directors has authorized $5.0 billion in share repurchases under our common stock share repurchase program. As of the end of the second quarter of 2018, we have repurchased, in aggregate, $3.8 billion of our outstanding common stock, at an average price of $83.50 per share, excluding commissions and related fees.
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
Dividends
The quarterly cash dividend declared in the first two quarters of 2018 reflects a 40% increase over the quarterly cash dividend declared in the first two quarters of 2017. A summary of the 2018 dividends is shown below:

Payment Date	Dividend Per Share	Declaration Date	Record Date
March 26, 2018	$0.70	February 13, 2018	March 7, 2018
June 27, 2018	$0.70	May 17, 2018	June 8, 2018
We currently expect to pay quarterly cash dividends in the future, although such payments are at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors that our Board of Directors may consider in its discretion.
Adequacy of Liquidity Sources
As of June 30, 2018, we had approximately $1.3 billion of cash and cash equivalents on hand and $1.75 billion in available borrowing capacity under our Revolving Credit Facility. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly dividends and repurchase shares of our common stock pursuant to our authorized common stock share repurchase program (see "— Common Stock Share Repurchase Program," above). Our future financial results and our ability to continue to meet our liquidity needs are subject to, and will be affected by, cash flows from operations, including the impact of restructuring activities, automotive industry conditions, the financial condition of our customers and suppliers and other related factors. Additionally, an economic downturn or reduction in production levels could negatively impact our financial condition. For further discussion of the risks and uncertainties affecting our cash flows from operations and our overall liquidity, see "— Executive Overview" above, "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

LEAR CORPORATION

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
A summary of the notional amount and estimated aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

	June 30, 2018	December 31, 2017
Notional amount (contract maturities < 24 months)	$2,414	$2,220
Fair value	(3)	(23)
Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Thai baht, the Chinese renminbi, the Japanese yen and the Brazilian real. A sensitivity analysis of our net transactional exposure is shown below (in millions):

		Potential Earnings Benefit (Adverse Earnings Impact)
	Hypothetical Strengthening % (1)	June 30, 2018	December 31, 2017
U.S. dollar	10%	$(18)	$(19)
Euro	10%	17	25
(1) Relative to all other currencies to which it is exposed for a twelve-month period
A sensitivity analysis related to the aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

		Estimated Change in Fair Value
	Hypothetical Change % (2)	June 30, 2018	December 31, 2017
U.S. dollar	10%	$26	$23
Euro	10%	65	76
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
Interest Rate Swaps
Our exposure to market risk associated with changes in variable interest rates impacts our interest payments on current and future debt obligations. We have entered into forward starting interest rate swap contracts ("Interest Rate Swaps") to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate. From time to time, we also utilize interest rate swap and other derivative contracts to convert certain fixed rate debt obligations to variable rate, matching effective and maturity dates to specific debt instruments. All of our Interest Rate Swaps are executed with banks that we believe are creditworthy and are denominated in currencies that match the underlying debt instrument. All of these contracts are designated as cash flow hedges.

LEAR CORPORATION

A summary of the notional amount, estimated aggregate fair value and contract value of our outstanding Interest Rate Swaps is shown below (in millions):

June 30, 2018
Notional amount (contract maturities < 9 months)	$500
Fair value	$(3)
The fair value of all outstanding Interest Rate Swaps is subject to changes in value due to changes in interest rates. A sensitivity analysis related to the aggregate fair value of our outstanding Interest Rate Swaps as of June 30, 2018, is shown below (in millions):

	Hypothetical Parallel Shift - Basis Points	Estimated Change in Fair Value
Interest rate	100	$45
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

OTHER MATTERS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of June 30, 2018, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $10 million. In addition, as of June 30, 2018, we had recorded reserves for product liability claims and environmental matters of $35 million and $9 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2017. For a more complete description of our outstanding material legal proceedings, see Note 14, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION

Significant Accounting Policies and Critical Accounting Estimates
Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates," and Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes in our significant accounting policies or critical accounting estimates during the second quarter of 2018, with the exception of revenue recognition. See Note 9, "Revenue Recognition," to the condensed consolidated financial statements included in this Report.
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

(b)	Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As discussed in Part I — Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capitalization — Common Stock Share Repurchase Program," and Note 13, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report, we have a remaining repurchase authorization of $1,209.4 million under our ongoing common stock share repurchase program. A summary of the shares of our common stock repurchased during the quarter ended June 30, 2018, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
April 1, 2018 through April 28, 2018	94,897	$187.18	94,897	$1,331.9
April 29, 2018 through May 26, 2018	262,228	$195.62	262,228	1,280.6
May 27, 2018 through June 30, 2018	360,864	$197.30	360,864	1,209.4
Total	717,989	$195.35	717,989	$1,209.4

ITEM 6 — EXHIBITS

Exhibit Index

	Exhibit Number	Exhibit Name
*	21.1	List of subsidiaries of the Company.
*	31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
*	31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
*	32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	101.INS	XBRL Instance Document.
**	101.SCH	XBRL Taxonomy Extension Schema Document.
**	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
**	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
**	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
**	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	Submitted electronically with the Report.

LEAR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated:	July 26, 2018	By:	/s/ Raymond E. Scott
Raymond E. Scott
President and Chief Executive Officer

		By:	/s/ Jeffrey H. Vanneste
Jeffrey H. Vanneste
Senior Vice President and Chief Financial Officer