Form 10-K
period 2018-12-31
LEAR CORP
filed 2019-02-05
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2018, the aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant was $12,184,110,349. The closing price of the common stock on June 30, 2018, as reported on the New York Stock Exchange, was $185.81 per share.
As of February 1, 2019, the number of shares outstanding of the registrant’s common stock was 62,515,419 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Stockholders to be held in May 2019, as described in the Cross Reference Sheet and Table of Contents included herewith, are incorporated by reference into Part III of this Report.

LEAR CORPORATION AND SUBSIDIARIES
CROSS REFERENCE SHEET AND TABLE OF CONTENTS

________________________

(1)
Certain information is incorporated by reference, as indicated below, to the registrant’s Notice of Annual Meeting of Stockholders and Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Stockholders to be held in May 2019 (the "Proxy Statement").

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
BUSINESS OF THE COMPANY
General
Lear Corporation is a leading Tier 1 supplier to the global automotive industry. We supply seating, electrical distribution systems and electronic modules, as well as related sub-systems, components and software, to all of the world's major automotive manufacturers. We have 261 manufacturing, engineering and administrative locations in 39 countries and are continuing to grow our business in all automotive producing regions of the world, both organically and through complementary acquisitions. Our manufacturing footprint reflects more than 145 facilities in 22 low cost countries.
We use our product, design and technological expertise, global reach and competitive manufacturing footprint to achieve the following financial goals and objectives:

•	Continue to deliver profitable growth, balancing risks and returns;

•	Maintain a strong balance sheet with investment grade credit metrics; and

•	Consistently return excess cash to our stockholders.
Our business is organized under two reporting segments: Seating and E-Systems. Each of these segments has a varied product and technology range across a number of component categories:

•
Seating — Our Seating segment consists of the design, development, engineering, just-in-time assembly and delivery of complete seat systems, as well as the design, development, engineering and manufacture of all major seat components, including seat covers and surface materials such as leather and fabric, seat structures and mechanisms, seat foam and headrests. Further, we have capabilities in active sensing, safety, connectivity, user experience and comfort for seats, utilizing electronically controlled systems and internally developed algorithms. We also offer seat heating and cooling capabilities through technology partnerships and design-integrated supplier solutions.

•
E-Systems — Our E-Systems segment consists of the design, development, engineering and manufacture of complete electrical distribution systems, as well as sophisticated electronic control modules, electrification products and connectivity products.

Electrical distribution systems route networks and electrical signals and manage electrical power within the vehicle for all types of power trains - traditional internal combustion engine ("ICE") architectures to the full range of hybrid, plug-in hybrid and battery electric architectures. Key components in our electrical distribution portfolio include wire harnesses, terminals and connectors and junction boxes for both ICE and electrification architectures that require management of higher voltage and power.
Electronic control modules facilitate signal, data and power management within the vehicle and include the associated software required to facilitate these functions. Key components in our electronic control module portfolio include body control modules, wireless receiver and transmitter technology and lighting and audio control modules, as well as portfolios specific to electrification and connectivity trends.
Electrification products include charging systems (onboard charging modules, cord set charging equipment and wireless charging systems), battery electronics (battery disconnect units, cell monitoring supervisory systems and integrated total battery control modules) and other power management modules, including converter and inverter systems which may be integrated into other modules or sold separately.
Connectivity products in our ConnexusTM portfolio include gateway modules, connected gateways and independent communication modules to manage both wired and wireless networks and data in vehicles. In addition to fully functional electronic modules, we offer software that includes cybersecurity, EXOTM advanced vehicle positioning for automated and autonomous driving applications, roadside modules that communicate real-time traffic information and full capabilities in both dedicated short-range communication ("DSRC") and cellular protocols for vehicle connectivity.
We serve the worldwide automotive and light truck market in both our Seating and E-Systems segments. We have automotive content on more than 400 vehicle nameplates worldwide and serve all of the world’s major automotive manufacturers across our businesses and various component categories in both our Seating and E-Systems segments. It is common to have both seating and electrical content on the same and multiple vehicle platforms with a single customer. In addition, our electrical components are increasingly integrated into our complete seat systems, as the new technologies, functions and features that we are developing in our Seating business are often enabled by electronic sensors, software and controls. We are the only global automotive supplier with significant capabilities in electronics, software and seating. We are focused on growing and improving the profitability of our businesses and have implemented a strategy designed to deliver industry-leading long-term financial returns. This strategy includes disciplined investing in our business to grow and enhance our product offerings, strategically focusing our portfolio on products to support emerging trends, such as autonomy, connectivity, electrification and shared mobility, and leveraging an industry-leading cost structure to expand our operating margins. Our businesses benefit globally from leveraging common operating standards and disciplines, including world-class product development and manufacturing processes, as well as common customer support and regional infrastructures. Our core capabilities are shared across component categories and include high-precision manufacturing and assembly with short lead times, management of complex supply chains, global engineering and program management skills, the agility to establish and/or move facilities quickly and a unique customer-focused culture. Our businesses utilize proprietary, industry-specific processes and standards, leverage common low-cost engineering centers and share centralized operating support functions, such as logistics, supply chain management, quality and health and safety, as well as all major administrative functions.
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
We have subsequently augmented our internal growth plans with selective acquisitions to expand our component capabilities and global footprint, as well as expand our technology portfolio:

•	In May 2012, we acquired Guilford Mills, a leading supplier of automotive seat and interior fabric, for approximately $243 million.

•
In January 2015, we acquired Everett Smith Group, Ltd., the parent company of Eagle Ottawa, LLC ("Eagle Ottawa"), the world's leading provider of leather for the automotive industry, for approximately $844 million.

•	In August 2015, we acquired intellectual property and technology from Autonet Mobile, a developer of wireless communication software and devices for automotive applications.

•
In November 2015, we acquired Arada Systems Inc., an automotive technology company that specializes in vehicle-to-vehicle ("V2V") and vehicle-to-infrastructure ("V2I" and together with V2V, "V2X") communications.

•	In April 2017, we acquired Grupo Antolin's automotive seating business for approximately $292 million.

•
In January 2018, we acquired Israel-based EXO Technologies, a leading developer of differentiated GPS technology providing high-accuracy positioning solutions for autonomous and connected vehicle applications.

Industry and Strategy
We supply all vehicle segments of the automotive light vehicle original equipment market in every major automotive producing region in the world. Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle. Global automotive industry production volumes improved 2% in 2017 from the prior year but declined 1% in 2018 to 92.5 million units.
Details on light vehicle production in certain key regions for 2018 and 2017 are provided below. Our actual results are impacted by the specific mix of products within each market, as well as other factors described in Item 1A, "Risk Factors."

(In thousands of units)	2018 (1)	2017 (1, 2)	% Change
North America	16,955.1	17,064.2	(1)%
Europe and Africa	22,642.4	22,956.7	(1)%
Asia	47,811.3	48,297.4	(1)%
South America	3,212.7	3,116.4	3%
Other	1,926.4	1,943.4	(1)%
Total	92,547.9	93,378.1	(1)%

(1)	Production data based on IHS Automotive.

(2)	Production data for 2017 has been updated to reflect actual production levels.
Details on light vehicle production in certain emerging markets for 2018 and 2017 are provided below.

(In thousands of units)	2018 (1)	2017 (1, 2)	% Change
China	25,451.0	26,351.6	(3)%
India	4,712.5	4,421.2	7%
Brazil	2,746.4	2,639.3	4%
Russia	1,632.9	1,448.8	13%

(1)	Production data based on IHS Automotive.

(2)	Production data for 2017 has been updated to reflect actual production levels.
Details on our sales in certain key regions for 2018 and 2017 are provided below.

(In millions)	2018	2017	% Change
North America	$7,660.6	$7,788.1	(2)%
Europe and Africa	8,726.9	8,136.5	7%
Asia	4,040.0	3,794.9	6%
South America	721.0	747.5	(4)%
Total	$21,148.5	$20,467.0	3%

China (consolidated)	$2,781.5	$2,519.3	10%
China (non-consolidated)	1,044.9	1,500.1	(30)%
Key trends that specifically affect our business include automotive manufacturers’ utilization of global vehicle platforms, increasing demand for luxury and performance features, including increasing levels of electrical and electronic content, and China’s emergence as the single largest major automotive market in the world with above average long-term growth expectations.
Another key trend benefiting our business is the shift toward crossover and sport utility vehicles. Our content on such vehicles, especially those for which our Seating segment supplies products, can be significantly higher than our average content per vehicle. Crossover and sport utility vehicle production has grown to approximately 36% of total vehicle production in 2018, up from 20% of total vehicle production five years ago. China has been a major driver of this trend, where crossover and sport utility vehicle production now comprises approximately 41% of total vehicle production, up from 16% of total vehicle production five years ago.
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
In addition, we believe that demand for efficiency, connectivity and safety are driving the technology trends of autonomy, connectivity and electrification. These trends, along with the trend toward shared mobility, are likely to be at the forefront of our industry for the foreseeable future with each converging long-term toward fully autonomous, connected, electric or hybrid electric vehicles:

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

•	Shared Mobility - As vehicle utilization increases, customer and consumer demands for an improved experience in the mobility space are also increasing and services are becoming more relevant.
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
We are well positioned to directly participate in the connectivity trend as we design, develop and supply systems, components and software that connect the various electrical and electronic systems within the vehicle into integrated on-board power and data communication networks. We further have the technology and expertise to wirelessly and securely connect these on-board vehicle networks and systems with external networks over various standards and protocols. This expertise allows us to offer our automotive customers electronic modules, such as connected gateway modules, that offer functionality such as over-the-air software updates or cellular communication of vehicle performance data to the automotive manufacturers, their dealers or the vehicle owners. Our expertise in V2X technology allows us to provide in-vehicle and roadside modules and software that facilitate direct, high-speed communication between vehicles and road infrastructure. Importantly, we have expertise in cybersecurity, including architectures, designs and techniques that promote highly secure transmission of data to, from and within the vehicle, as well as road infrastructure. Our capabilities in V2X communications and applications position us to provide high speed communication between vehicles, even in extreme weather conditions, potentially reducing crashes through real-time advisories alerting drivers to imminent hazards in the roadway ahead, including other vehicles on a potential path for collision.
Furthermore, a seat is an active part of the vehicle safety system. As a result of our innovative product design and technology capabilities, we are able to provide seats with enhanced safety features, such as the active head restraint and seat structures that withstand collision impact in excess of what is demanded by regulatory agencies. We have developed products and materials to reduce cost and enhance seat design and packaging flexibility, including our mini recliners and micro adjust tracks. Another way in which we are well positioned to benefit from this trend-related growth is our belief that the seat system will become increasingly more sophisticated, dynamic and connected to both the occupants and the vehicle. The seat is the logical focal point for monitoring the driver and passenger and for facilitating feedback between the vehicle and the occupants.
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
Adaptive Seating Architecture (ConfigurE+TM)
Our ConfigurE+TM adaptive seating solution provides enhanced flexibility and cargo management for crossover vehicles, sport utility vehicles and passenger vans, while delivering seat electrification. ConfigurE+TM is well-suited for ever-changing consumer lifestyles, including the increasing use of on-demand transportation from providers such as Uber and Lyft. Enabled by advanced interface modules integrated into the seat structure and full-length floor-mounted tracks, ConfigurE+TM allows virtually limitless configurations of seats including full removal. ConfigurE+TM also allows optional functionality, such as storage and transport of equipment for sports and other activities, executive seating and special application seating.
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
Customers
The top five customers of this segment are: General Motors, Daimler, Ford, Fiat Chrysler and Volkswagen.
Competition
Based on independent market studies and management estimates, we believe that we hold the #2 position in seat systems assembly globally on the basis of revenue with strong positions in all major markets. We estimate the global seat systems market at more than $68 billion in 2018. We are a leading supplier of various components produced for complete seat systems.
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
Customers
The top five customers of this segment are: Ford, General Motors, Renault-Nissan, Jaguar Land Rover and Volkswagen.
Competition
We estimate the global target market for our E-Systems business to be over $95 billion. Our major competitors in electrical distribution systems include Aptiv PLC, Leoni AG, Molex Incorporated (a subsidiary of Koch Industries Inc.), Sumitomo Corporation, TE Connectivity and Yazaki Corporation. Our major competitors in electronic modules, including connectivity solutions, include Aptiv PLC, Continental AG, Denso Corporation, Harman International Industries, Incorporated (acquired by Samsung Electronics Co. Ltd. in 2017), Hella AG, Robert Bosch GmbH, Valeo S.A. and Visteon Corporation.
Technology
The E-Systems segment is technology driven and typically requires higher investment as a percentage of sales than our Seating segment. Our complete electrical distribution system design capabilities, coupled with certain market-leading component technologies, allow access to our customers’ development teams, which provides an early indication of our customers’ product needs and enables us to develop system design efficiencies. Our ability to design and integrate electronic modules creates a competitive advantage as we support customers with complete electrical architecture development. Our expertise is developed and delivered by approximately 2,400 engineers across eighteen countries and is led by five global technology centers of excellence in Belgium, China, Germany, Spain and the United States for each of our major product lines in this segment, which are described below.

In electrical distribution systems, our technology includes expertise in the design and use of alternative conductor materials, such as aluminum, copper-clad steel and other hybrid alloys. Alternative conductor materials can enable the use of ultra small gauge conductors, which reduce the weight and packaging size of electrical distribution systems. We also have developed proprietary manufacturing process technologies, such as our vertical manufacturing system that features three dimensional wire harness assembly boards. Our expertise in terminals and connectors technology facilitates our ability to implement these small gauge and alternative alloy conductors. We have developed advanced capabilities in aluminum terminals and aluminum wire termination, ultra small gauge termination, and high voltage terminals and connectors. We have developed high packaging density in-line connectors and new small gauge terminals that will enable wire gauge reduction and provide our customers with smaller and lower cost solutions. Our high voltage terminals and connectors are a part of our advanced efficiency systems capabilities, and we have established a leading capability in power density (power per packaging size) that is being adopted by multiple automakers. Our advanced efficiency systems and components for high voltage vehicle applications have achieved industry leading efficiency, packaging and reliability. We continue to build on our strong technology position for high voltage applications and have developed an 11kW wireless charging system that enables electric vehicles to safely recharge at the highest power level available without plugging in the vehicle. We have 650 patents issued or applied for in the advanced efficiency systems product technology area. These technologies are supported by our proprietary Virtual Proving Grounds, which is an industry-leading suite of in-house developed tools and processes to significantly reduce the design, development, and validation testing time and expense.
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
Software remains a critical element of our E-Systems business. Software capabilities are becoming more important in the management of complex and highly sophisticated electrical architectures. Software within the vehicle is rapidly growing as a key element of technological innovation and a cost effective way to provide new features and functions. We currently employ more than 700 software engineers globally and are pursuing expansion of specialized capabilities in vehicle networking, encryption, cybersecurity and connectivity protocols. We have expanded our software development capabilities through acquisition, internal investment and strategic hires, building on our architecture and power management capabilities with expertise in wireless communication and vehicle positioning software and cybersecurity. As part of our strategy to provide vehicle cybersecurity solutions to our customers, we have developed a firewall module, including proprietary software, which protects the vehicle from cybersecurity intrusion through one of its most vulnerable points, the on-board diagnostic port. We also have enhanced our V2X product line by adding secure, over-the-air software update capabilities to our V2X modules, allowing these units to receive regular software upgrades, which provide additional applications and functionality.
For additional factors that may impact our E-Systems segment’s business, financial condition, operating results and/or cash flows, see Item 1A, "Risk Factors."
Customers
In 2018, General Motors and Ford, two of the largest automotive and light truck manufacturers in the world, accounted for 18% and 16% of our net sales, respectively. We supply and have expertise in all vehicle segments of the automotive market. Our sales content tends to be higher on those vehicle platforms and segments which offer more features and functionality. The popularity of particular vehicle platforms and segments varies over time and by regional market. We expect to continue to win new business and grow sales at a greater rate than overall automotive industry production. For further information related to our customers and domestic and foreign sales and operations, see Note 13, "Segment Reporting," to the consolidated financial statements included in this Report.
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
Our customers typically award contracts several years before actual production is scheduled to begin. Each year, the automotive manufacturers introduce new models, update existing models and discontinue certain models and, recently, even complete brands. In this process, we may be selected as the supplier on a new model, we may continue as the supplier on an updated model or we may lose a new or updated model to a competitor. Our sales backlog reflects estimated net sales over the next three years from formally awarded new programs, less lost and discontinued programs. This measure excludes the sales backlog at our non-consolidated joint ventures. As of January 2019, our 2019 to 2021 sales backlog is $3.35 billion, an increase of 5% as compared to our sales backlog as of January 2018. Our current sales backlog reflects $1.4 billion related to 2019 and 71% and 29% related to our Seating and E-Systems segments, respectively. In addition, our 2019 to 2021 sales backlog at our non-consolidated joint ventures is $500 million. Our current sales backlog assumes volumes based on the independent industry projections of IHS Automotive as of December 2018, a Euro exchange rate of $1.13/Euro and a Chinese RMB exchange rate of 6.95/$. This sales backlog is generally subject to a number of risks and uncertainties, including vehicle production volumes on new and replacement programs and foreign exchange rates, as well as the timing of production launches and changes in customer development plans. For additional information regarding risks that may affect our sales backlog, see Item 1A, "Risk Factors," and Part II — Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements."
We receive purchase orders from our customers that generally provide for the supply of a customer’s annual requirements for a particular vehicle model and assembly plant, or in some cases, for the supply of a customer’s requirements for the life of a particular vehicle model, rather than for the purchase of a specified quantity of products. Although most purchase orders may be terminated by our customers at any time, such terminations have been minimal and have not had a material impact on our operating results. We are subject to risks that an automotive manufacturer will produce fewer units of a vehicle model than anticipated or that an automotive manufacturer will not award us a replacement program following the life of a vehicle model. To reduce our reliance on any one vehicle model, we produce automotive systems and components for a broad cross-section of both new and established models. However, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating performance. Our net sales for the year ended December 31, 2018, consisted of 40% passenger cars, 46% crossover and sport utility vehicles and 14% trucks and vans.
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
Seasonality
Our principal operations are directly related to the automotive industry. Consequently, we may experience seasonal fluctuations to the extent automotive vehicle production slows, such as in the summer months when many customer plants close for model year changeovers, in December when many customer plants close for the holidays and during periods of high vehicle inventory. See Note 15, "Quarterly Financial Data," to the consolidated financial statements included in this Report.
Raw Materials
The principal raw materials used in our seat systems, electrical distribution systems and electronics are generally available and obtained from multiple suppliers under various types of supply agreements. Components such as fabric, foam, leather, seat structures and mechanisms, terminals and connectors and certain other components are either manufactured by us internally or purchased from multiple suppliers under various types of supply agreements. The majority of the steel used in our products is comprised of fabricated components that are integrated into a seat system, such as seat frames, recliner mechanisms, seat tracks and other mechanical components. Therefore, our exposure to changes in steel prices is primarily indirect, through these purchased components. With the exception of certain terminals and connectors, the materials that we use to manufacture wire harness assemblies are substantially purchased from suppliers, including extruded and insulated wire and cable. The majority of our copper purchases are comprised of extruded wire and cable that we integrate into electrical wire harnesses. In general, our copper purchases, as well as a significant portion of our leather purchases, are subject to price index agreements with our customers. We utilize a combination of short-term and long-term supply contracts to purchase key components. We generally retain the right to terminate these agreements if our supplier does not remain competitive in terms of cost, quality, delivery, technology or customer support.
Employees
As of December 31, 2018 and 2017, our employment levels worldwide were approximately as follows:

Region	2018	2017
United States and Canada	9,700	9,900
Mexico	51,200	51,200
Central and South America	14,600	14,900
Europe and Africa	59,800	59,200
Asia	33,700	29,800
Total	169,000	165,000
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
We have numerous registered trademarks in the United States and in many foreign countries. The most important of these marks include LEAR CORPORATION® (including our stylized version thereof) and LEAR®, which are widely used in connection with our products and services. Our other principal brands include GUILFORDTM and EAGLE OTTAWA®. AVENTINO® leather, ConfigureE+TM, INTUTM Seating, LEAR CONNEXUSTM signal and data communications, PROACTIVE POSTURETM seating, ProTec® active head restraints, SMART JUNCTION BOXTM technology, STRUCSURETM systems and TeXstyleTM fabrics are some of our other trademarks used in connection with certain of our product lines.
Environmental Matters
We are subject to local, state, federal and foreign laws, regulations and ordinances which govern activities or operations that may have adverse environmental effects. These laws, regulations and ordinances may impose liability for clean-up costs resulting from past spills, disposals or other releases of hazardous wastes. For a description of our outstanding environmental matters and other legal proceedings, see Note 12, "Commitments and Contingencies," to the consolidated financial statements included in this Report.
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
As of December 31, 2018, we had sixteen operating joint ventures located in five countries. Of these joint ventures, eight are consolidated, and eight are accounted for using the equity method of accounting. Twelve of the joint ventures operate in Asia, and four operate in North America (including two that are dedicated to serving Asian automotive manufacturers). Net sales of our consolidated joint ventures accounted for approximately 11% of our net sales in 2018. As of December 31, 2018, our investments in non-consolidated joint ventures totaled $108 million.
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

Our sales are driven by the number of vehicles produced by our automotive manufacturer customers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle. The automotive industry is cyclical and sensitive to general economic conditions, including the global credit markets, interest rates, consumer credit and consumer spending and preferences. Automotive sales and production can also be affected by the age of the vehicle fleet and related scrappage rates, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, tariffs and other non-tariff trade barriers, the availability and cost of credit, the availability of critical components needed to complete the production of vehicles, restructuring actions of our customers and suppliers, facility closures and increased competition, as well as consumer preferences regarding vehicle size, configuration and features, including alternative fuel vehicles, changing consumer attitudes toward vehicle ownership and usage, such as ride sharing and on-demand transportation, and other factors. An economic downturn or other adverse industry conditions that result in a decline in the production levels of our major customers, particularly with respect to models for which we are a significant supplier, could reduce our sales and thereby adversely affect our financial condition, operating results and cash flows. Further, our ability to reduce the risks inherent in certain concentrations of business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall. We may not be successful in such diversification.

•	The loss of business with respect to, or the lack of commercial success of, a vehicle model for which we are a significant supplier could adversely affect our financial performance.
We receive purchase orders from our customers, which generally provide for the supply of a customer’s annual requirements for a particular vehicle model and assembly plant or, in some cases, for the supply of a customer’s requirements for the life of a particular vehicle model, rather than for the purchase of a specific quantity of products. In addition, it is possible that our customers could elect to manufacture our products internally or increase the extent to which they require us to utilize specific suppliers or materials in the manufacture of our products. The loss of business with respect to, the lack of commercial success of or an increase in directed component sourcing for a vehicle model for which we are a significant supplier could reduce our sales or margins and thereby adversely affect our financial condition, operating results and cash flows.

•	Our inability to achieve product cost reductions which offset customer-imposed price reductions could adversely affect our financial performance.
Downward pricing pressure by automotive manufacturers is a characteristic of the automotive industry. Our customer contracts generally provide for annual price reductions over the production life of the vehicle, while requiring us to assume significant responsibility for the design, development and engineering of our products. Prices may also be adjusted on an ongoing basis to reflect changes in product content/costs and other commercial factors. Our financial performance is largely dependent on our ability to achieve product cost reductions through product design enhancement and supply chain management, as well as manufacturing efficiencies and restructuring actions. We also seek to enhance our financial performance by investing in product development, design capabilities and new product initiatives that respond to the needs of our customers and consumers. We continually evaluate operational and strategic alternatives to align our business with the changing needs of our customers and improve our business structure by investing in vertical integration opportunities globally. Our inability to achieve product cost reductions that offset customer-imposed price reductions could adversely affect our financial condition, operating results and cash flows.

•	Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance.
Raw material, energy and commodity costs can be volatile. Although we have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity environment. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control, including trade laws and tariffs. If the costs of raw materials, energy, commodities and product components increase or the availability thereof is restricted, it could adversely affect our financial condition, operating results and cash flows.

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

We operate in a highly competitive industry. We and most of our competitors are seeking to expand market share with new and existing customers, including in Asia and other potential high growth regions. Our customers award business based on, among other things, price, quality, service and technology. Our competitors’ efforts to grow market share could exert downward pressure on our product pricing and margins. In addition, the automotive industry has attracted, and will continue to attract, non-traditional entrants as a result of the evolving nature of the automotive vehicle market, including autonomous vehicles, ride sharing and on-demand transportation. Further, the global automotive industry is experiencing a period of significant technological change. As a result, the success of portions of our business requires us to develop, acquire and/or incorporate leading technologies. Such technologies are subject to rapid obsolescence. Our inability to maintain access to these technologies (through development, acquisition or licensing) may adversely affect our ability to compete. If we are unable to differentiate our products, maintain a low-cost footprint or compete effectively with technology-focused new market entrants, we may lose market share or be forced to reduce prices, thereby lowering our margins. Any such occurrences could adversely affect our financial condition, operating results and cash flows.

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
A substantial number of our employees and the employees of our largest customers and suppliers are members of industrial trade unions and are employed under the terms of various labor agreements. We have labor agreements covering approximately 81,400 employees globally. In the United States and Canada, each of our unionized facilities has a separate collective bargaining agreement with the union that represents the workers at such facility, with each such agreement having an expiration date that is independent of the other agreements. Labor agreements covering approximately 72% of our global unionized work force, including less than 1% of our unionized workforce in the United States and Canada, are scheduled to expire during 2019. There can be no assurances that future negotiations with the unions will be resolved favorably or that we will not experience a work stoppage or disruption that could adversely affect our financial condition, operating results and cash flows. A labor dispute involving us, any of our customers or suppliers or any other suppliers to our customers or that otherwise affects our operations, or the inability by us, any of our customers or suppliers or any other suppliers to our customers to negotiate, upon the expiration of a labor agreement, an extension of such agreement or a new agreement on satisfactory terms could adversely affect our financial condition, operating results and cash flows. In addition, if any of our significant customers experience a material work stoppage, the customer may halt or limit the purchase of our products. This could require us to shut down or significantly reduce production at facilities relating to such products, which could adversely affect our business and harm our profitability.

•
Our existing indebtedness and the inability to access capital markets could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance.

As of December 31, 2018, we had approximately $2.0 billion of outstanding indebtedness, as well as $1.75 billion available for borrowing under our revolving credit facility. As of December 31, 2018, there were no amounts outstanding under our revolving credit facility. The debt instruments governing our indebtedness contain covenants that may restrict our business activities or our ability to execute our strategic objectives, and our failure to comply with these covenants could result in a default under our indebtedness. We also lease certain buildings and equipment under non-cancelable lease agreements with terms exceeding one year, which are accounted for as operating leases. Additionally, any downgrade in the ratings that rating agencies assign to us and our debt may ultimately impact our access to capital markets. Our inability to generate sufficient cash flow to satisfy our debt and lease obligations, to refinance our debt obligations or to access capital markets on commercially reasonable terms could adversely affect our financial condition, operating results and cash flows.
In addition, advances under our revolving credit facility and our term loan facility generally bear interest based on (i) the Eurocurrency Rate (as defined in our credit agreement and calculated using the London Inter-bank Offered Rate ("LIBOR")) or (ii) the ABR (as defined in our credit agreement). On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and it is unclear whether new methods of calculating LIBOR will be established. If LIBOR ceases to exist after 2021, the interest rates under our revolving credit facility and our term loan facility will be based on the ABR, which may result in higher interest rates. To the extent that these interest rates increase, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.

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

•	A disruption in our information technology, including a disruption related to cybersecurity, could adversely affect our financial performance.
We rely on the accuracy, capacity and security of our information technology. Despite the security measures that we have implemented, including those measures related to cybersecurity, our operational systems (including business, financial, accounting, human resources, product development and manufacturing processes), as well as those of our customers, suppliers and other service providers, and certain of our connected vehicle systems and components could be breached or damaged by computer viruses, malware, phishing attacks, denial-of-service attacks, natural or man-made incidents or disasters or unauthorized physical or electronic access. These types of incidents have become more prevalent and pervasive across industries, including our industry, and are expected to continue in the future. A breach could result in business disruption, including the vehicle systems and components that we supply to our customers or our plant operations, theft of our intellectual property, trade secrets or customer information or unauthorized access to personnel information, such as that of our employees or end consumers of vehicles that contain certain of our connected vehicle systems or components. Although cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our operational systems and products from attack, damage or unauthorized access are a high priority for us, our actions and investments may not be deployed quickly enough or successfully protect our systems against all vulnerabilities, including technologies developed to bypass our security measures. In addition, outside parties may attempt to fraudulently induce employees or customers to disclose access credentials or other sensitive information in order to gain access to our secure systems and networks. There are no assurances that our actions and investments to improve the maturity of our systems, processes and risk management framework or remediate vulnerabilities will be sufficient or deployed quickly enough to prevent or limit the impact of any cyber intrusion. Moreover, because the techniques used to gain access to or sabotage systems often are not recognized until launched against a target, we may be unable to anticipate the methods necessary to defend against these types of attacks, and we cannot predict the extent, frequency or impact these attacks may have on us. To the extent that our business is interrupted, including the vehicle systems and components that we supply to our customers or our plant operations, or data is lost, destroyed or inappropriately used or disclosed, such disruptions could adversely affect our competitive position, relationships with our customers, financial condition, operating results and cash flows and/or subject us to regulatory actions, including those contemplated by data privacy laws and regulations like the European Union General Data Privacy

Regulation, or litigation. In addition, we may be required to incur significant costs to protect against the damage caused by these disruptions or security breaches in the future.
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

•	The comprehensive U.S. tax reform bill that was enacted in 2017 could adversely affect our financial performance.
In December 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law and significantly revised the Internal Revenue Code of 1986, as amended (the "IRC"). This legislation, among other things, contains significant changes to corporate taxation, including the reduction of the corporate income tax rate from 35% to 21% beginning in 2018, a one-time transition tax on offshore earnings at reduced tax rates regardless of whether the earnings are repatriated, the elimination of U.S. tax on foreign dividends (subject to certain important exceptions), new taxes on certain foreign earnings, a new minimum tax related to payments to foreign subsidiaries and affiliates, a deduction for foreign-derived intangible income ("FDII"), a significantly modified foreign tax credit regime, immediate deductions for certain new investments and the modification or repeal of many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, we are continuing to examine the long-term impact of the new federal tax law. During 2018, the Department of the Treasury issued certain guidance in the form of notices and proposed regulations with respect to several provisions of the Act. It is anticipated that final regulations or other guidance may be issued with respect to the Act in 2019 and subsequent years. We can provide no assurances that the final regulations will not adversely affect our financial performance. In addition, it is uncertain if, and to what extent, various states will conform to the new tax law and foreign countries will react to the new tax law by adopting tax legislation or taking other actions that could adversely affect our business.

•	Changes in U.S. administrative policy, including changes to existing trade agreements and any resulting changes in international relations, could adversely affect our financial performance.
As a result of changes to U.S. administrative policy, among other possible changes, there may be (i) changes to existing trade agreements; (ii) greater restrictions on free trade generally; and (iii) significant increases in tariffs on goods imported into the United States, particularly those manufactured in China, Mexico and Canada. In November 2018, the United States, Mexico and Canada signed the United States-Mexico-Canada Agreement ("USMCA"), the successor agreement to the North American Free Trade Agreement ("NAFTA"). The USMCA has been ratified by the Mexico Congress. The U.S. Congress is not expected to vote on the agreement until the third quarter of 2019, and approval by the Candaian Parliament is expected to follow U.S. approval. It remains unclear what the U.S. administration or foreign governments, including China, will or will not do with respect to tariffs, NAFTA, USMCA or other international trade agreements and policies. A trade war, other governmental action related to tariffs or international trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently manufacture and sell products or any resulting negative sentiments towards the United States could adversely affect our business, financial condition, operating results and cash flows.

•	Changes in the United Kingdom's economic and other relationships with the European Union could adversely affect us.
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum ("Brexit"). In March 2017, the United Kingdom formally notified the European Union of its intention to withdraw, and withdrawal negotiations began in June 2017. European Union rules provide for a two-year negotiation period, ending on March 29, 2019, unless an extension is agreed to by the parties. There remains significant uncertainty about the future relationship between the United Kingdom and the European Union, including the possibility of the United Kingdom leaving the European Union without a negotiated and bilaterally approved withdrawal plan. We have significant operations in both the United Kingdom and the European Union. In 2018, our United Kingdom and European Union (excluding the United Kingdom) sales totaled $1.3 billion and $6.1 billion, respectively. Our supply chain and that of our customers are highly integrated across the United Kingdom and the European Union, and we are highly dependent on the free flow of goods in those regions. The ongoing uncertainty and potential re-imposition of border controls and customs duties on trade between the United Kingdom and European Union nations could negatively impact our competitive position, supplier and customer relationships and financial performance. The ultimate effects of Brexit on us will depend on the specific terms of any agreement the United Kingdom and the European Union reach to provide access to each other’s respective markets.

ITEM 1B – UNRESOLVED STAFF COMMENTS
None.

ITEM 2 – PROPERTIES
As of December 31, 2018, our operations were conducted through 261 facilities, some of which are used for multiple purposes, including 85 just-in-time manufacturing facilities, 126 dedicated component manufacturing facilities, 6 sequencing and distribution sites, 36 administrative/technical support facilities and 8 advanced technology centers, in 39 countries. Our corporate headquarters is located in Southfield, Michigan.

Seating
Argentina	Czech Republic	India (continued)	Mexico (continued)	Russia	United Kingdom
Escobar, BA	Hranice	Pune	Nuevo Casas	Kaluga	(continued)
Ferreyra, CBA	Kolin	Tijara	Grandes, CH	Nizhny Novgorod	Redditch
Belgium	Stribro	Indonesia	Panzacola, TL	Slovak Republic	Sunderland
Brussels	Dominican Republic	Cikarang	Piedras Negras, CO	Presov	United States
Brazil	Santo Domingo	Italy	Ramos Arizpe, CO	Voderady	Arlington, TX
Betim	France	Caivano, NA	Saltillo, CO	South Africa	Columbia City, IN
Caçapava	Feignies	Cassino, FR	San Felipe, GU	East London	Detroit, MI
Joinville	Herblay	Grugliasco, TO	San Luis Potosi, SL	Port Elizabeth	Duncan, SC
Pernambuco	Jarney	Melfi, PZ	Silao, GO	South Korea	Farwell, MI
São Paulo	Roche La Moliere	Pozzo d’Adda, MI	Toluca, MX	Gyeongju	Flint, MI
Canada	Germany	Macedonia	Villa Ahumada, CH	Spain	Hammond, IN
Ajax, ON	Besigheim	Tetovo	Moldova	Barcelona	Hebron, OH
Whitby, ON	Bremen	Malaysia	Ungheni	Burgos	Highland Park, MI
China	Eisenach	Behrang Stesen	Morocco	Epila	Kenansville, NC
Beijing	Ginsheim-	Klang	Kenitra	Martorell	Louisville, KY
Changshu	Gustavsburg	Mexico	Tangier	O Porrino	Montgomery, AL
Chongqing	Rietberg	Arteaga, CA	Poland	Valencia	Morristown, TN
Guangzhou	Wackersdorf	Ascension, CH	Bierun	Vigo	Pine Grove, PA
Hangzhou	Hungary	Cuautlancingo, PU	Jaroslaw	Vitoria	Portage, IN
Liuzhou	Györ	Fresnillo, ZA	Legnica	Thailand	Rochester Hills, MI
Nanjing	Szolnok	Hermosillo, SO	Tychy	Mueang Nakhon	Roscommon, MI
Rui’an	India	Huamantla, TL	Portugal	Ratchasima	Selma, AL
Shanghai	Chennai	Juarez, CH	Mangualde	Rayong	Tuscaloosa, AL
Shenyang	Halol	Leon, GT	Valenca	United Kingdom	Wentzville, MO
Wuhan	Haridwar	Mexico City, DF	Romania	Alfreton	Vietnam
Wuhu	Nasik	Monclova, CO	Iasi	Coventry	Hai Phong City
Yangzhou

E-Systems
Argentina	China (continued)	Germany	India	Philippines	South Africa
Pacheco, BA	KunShan HuaQiao	Bersenbrueck	Pune	LapuLapu City	Port Elizabeth
San Francisco,	Shanghai	Kronach	Mexico	Poland	Spain
CBA	SuiNing	Puttlingen	Apodaca, NL	Mielec	Almussafes
Brazil	TianJin	Wismar	Chihuahua, CH	Romania	Valls
Camanducaia	Wuhan	Honduras	Juarez, CH	Campulung	Thailand
Navegantes	Yangzhou	Naco	Torreon, CA	Pitesti	Kabin Buri
China	Czech Republic	Hungary	Morocco	Russia	United States
Changchun	Vyskov	Gödöllö	Kenitra	Volokolamsk	Plymouth, IN
Chongqing		Gyöngyös	Salé Al-Jadida	Serbia	Taylor, MI
			Tangier	Novi Sad	Traverse City, MI

Administrative/Technical
Australia	France	India	Japan (continued)	South Korea	United States
Essendon Fields	Vélizy-	Bengaluru	Nagoya	Seoul	Ann Arbor, MI
Belgium	Villacoublay	Gurgaon	Tokyo	Spain	Detroit, MI
Leuven	Germany	Pune	Yokohama	Valls	El Paso, TX
Brazil	Cologne	Israel	Mexico	Sweden	Rochester Hills, MI
São Paulo	Korntal-	Tel Aviv	Juarez, CH	Gothenburg	San Mateo, CA
China	Münchingen	Italy	Netherlands	Thailand	Santa Rosa, CA
Shanghai	Remscheid	Grugliasco, TO	Hilversum	Bangkok	Southfield, MI
Czech Republic	Schwaig-Oberding	Japan	Philippines	United Kingdom	Sparta, MI
Brno	Sindelfingen	Hiroshima	LapuLapu City	Coventry	Wilmington, NC
Pilsen	Wolfsburg	Kariya	Singapore

ITEM 3 – LEGAL PROCEEDINGS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial or contractual disputes, product liability claims and environmental and other matters. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors." For a description of our outstanding material legal proceedings, see Note 12, "Commitments and Contingencies," to the consolidated financial statements included in this Report.
ITEM 4 – MINE SAFETY DISCLOSURES
None.
SUPPLEMENTARY ITEM – EXECUTIVE OFFICERS OF THE COMPANY
The following table sets forth the names, ages and positions of our executive officers. Executive officers are appointed annually by our Board of Directors and serve at the pleasure of our Board.

Name	Age	Position
Shari L. Burgess	60	Vice President and Treasurer
Thomas A. DiDonato	60	Senior Vice President and Chief Administrative Officer
Amy A. Doyle	51	Vice President and Chief Accounting Officer
Terrence B. Larkin	64	Executive Vice President, Business Development, General Counsel and Corporate Secretary
Frank C. Orsini	46	Executive Vice President and President, Seating
Raymond E. Scott	53	President and Chief Executive Officer
Jeffrey H. Vanneste	59	Senior Vice President and Chief Financial Officer

Set forth below is a description of the business experience of each of our executive officers.

Shari L. Burgess
Ms. Burgess is the Company’s Vice President and Treasurer, a position she has held since August 2002. Ms. Burgess previously served as the Company’s Vice President, Treasurer and Chief Diversity Officer from January 2014 to May 2018 and in various financial roles since joining the Company in 1992. Prior to joining the Company, Ms. Burgess served as the corporate controller for Victor International Corporation and as an audit manager for Ernst & Young LLP.

Thomas A. DiDonato
Mr. DiDonato is the Company’s Senior Vice President and Chief Administrative Officer, a position he has held since January 2019. Mr. DiDonato most recently served as the Company's Senior Vice President, Human Resources since April 2012. Prior to joining the Company, Mr. DiDonato served as Executive Vice President, Human Resources for American Eagle Outfitters, Inc. since 2005, Chief People Officer for H.J. Heinz since 2004 and Senior Vice President, Human Resources for Heinz North America since 2001. Earlier experiences include directing human resources for a $14 billion division of Merck & Co. and heading worldwide staffing for Pepsico. Mr. DiDonato began his career at General Foods Corporation and moved up to manage the personnel at its largest manufacturing facility.

Amy A. Doyle
Ms. Doyle is the Company’s Vice President and Chief Accounting Officer, a position she has held since May 2017. Ms. Doyle most recently served as the Company’s Assistant Corporate Controller since September 2006. Previously, she served in positions of increasing responsibility at the Company, including Director, Financial Reporting since 2003 and Manager, Financial Reporting since 1999. Prior to joining the Company, Ms. Doyle served as an audit manager for Arthur Andersen LLP.

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

Frank C. Orsini
Mr. Orsini is the Company’s Executive Vice President and President, Seating, a position he has held since March 2018. Mr. Orsini most recently served as the Company’s Senior Vice President and President, E-Systems since September 2012. Prior to that, he served as the Company's Vice President and Interim President, E-Systems since October 2011. Previously, he served as the Company’s Vice President, Operations, E-Systems since 2009, Vice President, Sales, Program Management & Manufacturing, E-Systems since 2008, Vice President, North America Seating Operations since 2005 and in various other management positions for the Company since joining the Company in 1994.

Raymond E. Scott
Mr. Scott is the Company’s President and Chief Executive Officer, a position he has held since March 2018. Mr. Scott most recently served as the Company’s Executive Vice President and President, Seating since November 2011. Prior to that, he served as the Company’s Senior Vice President and President, E-Systems since February 2008. Previously, he served as the Company’s Senior Vice President and President, North American Seat Systems Group since August 2006, Senior Vice President and President, North American Customer Group since June 2005, President, European Customer Focused Division since June 2004 and President, General Motors Division since November 2000.

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
Dividends
We currently expect to pay quarterly cash dividends in the future, although such payments are at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors that our Board of Directors may consider at its discretion. See Part II — Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements," and Note 10, "Capital Stock, Accumulated Other Comprehensive Loss and Equity," to the consolidated financial statements included in this Report.
Holders of Common Stock
The Transfer Agent and Registrar for our common stock is Computershare Trust Company, N.A., located in Canton, Massachusetts. On February 1, 2019, there were 184 registered holders of record of our common stock.
For certain information regarding our equity compensation plans, see Part III — Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information."
Common Stock Share Repurchase Program
Since the first quarter of 2011, our Board of Directors has authorized $5.0 billion in share repurchases under our common stock share repurchase program. As of December 31, 2018, we have a remaining repurchase authorization of $799.8 million, which will expire on December 31, 2020.
We may implement our share repurchases through a variety of methods, including open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which we will repurchase our outstanding common stock and the timing of such repurchases will depend upon our financial condition, prevailing market conditions, alternative uses of capital and other factors. See Part II — Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements," and Note 10, "Capital Stock, Accumulated Other Comprehensive Loss and Equity," to the consolidated financial statements included in this Report.
As of December 31, 2018, we have paid $4.2 billion in aggregate for repurchases of our outstanding common stock, at an average price of $87.20 per share, excluding commissions and related fees, since the first quarter of 2011. A summary of the shares of our common stock repurchased during the fiscal quarter ended December 31, 2018, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
September 30, 2018 through October 27, 2018	474,636	$138.63	474,636	$948.6
October 28, 2017 through November 24, 2018	478,498	136.46	478,498	883.3
November 25, 2018 through December 31, 2018	658,096	126.81	658,096	799.8
Total	1,611,230	$133.15	1,611,230	$799.8	(1)

(1)	Remaining authorization as of December 31, 2018.

Performance Graph
The following graph compares the cumulative total stockholder return from December 31, 2013 through December 31, 2018, for our common stock, the S&P 500 Index and a peer group(1) of companies that we have selected for purposes of this comparison. We have assumed that dividends have been reinvested, and the returns of each company in the S&P 500 Index and the peer group have been weighted to reflect relative stock market capitalization. The graph below assumes that $100 was invested on December 31, 2013, in each of our common stock, the stocks comprising the S&P 500 Index and the stocks comprising the peer group.

	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018
Lear Corporation	$100.00	$122.19	$154.39	$168.10	$227.29	$160.72
S&P 500	$100.00	$113.68	$115.24	$129.02	$157.17	$150.27
Peer Group (1)	$100.00	$119.01	$109.23	$109.57	$148.16	$100.27

(1)
We do not believe that there is a single published industry or line of business index that is appropriate for comparing stockholder returns. As a result, we have selected a peer group comprised of representative independent automotive suppliers whose common stock is publicly traded. Our peer group, referenced in the graph above, consists of Adient plc, American Axle & Manufacturing Holdings Inc., Aptiv PLC, BorgWarner Inc., Dana Holding Corporation, Gentex Corp., Magna International, Inc., Superior Industries International, Inc., Tenneco Inc. and Visteon Corporation.

ITEM 6 – SELECTED FINANCIAL DATA
The following statement of operations, statement of cash flows and balance sheet data were derived from our consolidated financial statements. Our consolidated financial statements for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, have been audited by Ernst & Young LLP. The selected financial data below should be read in conjunction with Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and the notes thereto included in this Report.

For the year ended December 31,	2018 (1)	2017 (2)	2016 (3)	2015 (4)	2014 (5)
Income Statement: (in millions) (6)
Net sales	$21,148.5	$20,467.0	$18,557.6	$18,211.4	$17,727.3
Gross profit	2,318.3	2,291.1	2,122.6	1,819.8	1,492.8
Selling, general and administrative expenses	612.8	635.2	608.2	580.5	529.9
Amortization of intangible assets	51.4	47.6	53.0	52.5	33.7
Interest expense	84.1	85.7	82.5	86.7	67.5
Other (income) expense, net (7)	31.6	(4.1)	40.6	68.6	74.3
Consolidated income before provision for income taxes and equity in net income of affiliates	1,538.4	1,526.7	1,338.3	1,031.5	787.4
Provision for income taxes	311.9	197.5	370.2	285.5	121.4
Equity in net income of affiliates	(20.2)	(51.7)	(72.4)	(49.8)	(36.3)
Consolidated net income	1,246.7	1,380.9	1,040.5	795.8	702.3
Net income attributable to noncontrolling interests	96.9	67.5	65.4	50.3	29.9
Net income attributable to Lear	$1,149.8	$1,313.4	$975.1	$745.5	$672.4

For the year ended December 31,	2018 (1)	2017 (2)	2016 (3)	2015 (4)	2014 (5)
Income Statement Data:
Basic net income per share available to Lear common stockholders	$17.35	$18.79	$13.48	$9.71	$8.39
Diluted net income per share available to Lear common stockholders	$17.22	$18.59	$13.33	$9.59	$8.23
Weighted average shares outstanding – basic	65,672,164	68,542,363	72,345,436	76,754,270	80,187,516
Weighted average shares outstanding – diluted	66,161,816	69,277,981	73,124,949	77,767,017	81,728,479
Dividends per share	$2.80	$2.00	$1.20	$1.00	$0.80
Statement of Cash Flows Data: (in millions) (8)
Cash flows from operating activities	$1,779.8	$1,783.1	$1,619.3	$1,271.1	$927.8
Cash flows from investing activities	(693.5)	(868.6)	(637.1)	(1,315.3)	(430.6)
Cash flows from financing activities	(1,030.5)	(742.0)	(872.9)	(406.3)	89.2
Capital expenditures	677.0	594.5	528.3	485.8	424.7
Other Data (unaudited):
Ratio of earnings to fixed charges (9)	12.4x	12.6x	12.0x	9.4x	8.4x

As of or for the year ended December 31,	2018	2017	2016	2015	2014
Balance Sheet Data: (in millions) (10)
Current assets	$6,280.5	$6,613.0	$5,649.3	$5,286.6	$5,165.6
Total assets	11,600.7	11,945.9	9,900.6	9,405.8	9,113.1
Current liabilities	4,500.6	4,854.3	4,182.3	3,839.6	3,945.1
Long-term debt	1,941.0	1,951.5	1,898.0	1,931.7	1,454.0
Equity	4,360.6	4,292.6	3,192.9	3,017.7	3,029.3
Other Data (unaudited):
Employees at year end	169,000	165,000	148,400	136,200	125,200
North American content per vehicle (11)	$452	$456	$422	$443	$398
North American vehicle production (in millions) (12)	17.0	17.1	17.8	17.5	17.0
European content per vehicle (13)	$385	$354	$316	$314	$341
European vehicle production (in millions) (14)	22.6	23.0	22.3	21.5	20.6

(1)
2018 results include $104.3 million of restructuring and related manufacturing inefficiency charges (including $4.7 million of fixed asset impairment charges), $0.5 million of transaction costs, $5.4 million pension settlement charge, $17.1 gain related to litigation, $10.0 million gain related to obtaining control of an affiliate, $8.9 million loss related to affiliates, $15.8 million related to a favorable indirect tax ruling in a foreign jurisdiction, $49.1 million of net tax benefits related to the reversal of valuation allowances on the deferred tax assets of certain foreign subsidiaries, share-based compensation, a tax rate change in a foreign subsidiary, an adjustment to the 2017 provisional income tax expense, restructuring charges and various other items partially offset by an increase in foreign withholding tax on certain undistributed foreign earnings and the establishment of valuation allowances on the deferred tax assets of certain foreign subsidiaries and various other items.

(2)
2017 results include $74.5 million of restructuring and related manufacturing inefficiency charges (including $1.3 million of fixed asset impairment charges), $3.8 million of transaction costs, $5.0 million charge due to an acquisition-related inventory fair value adjustment, $15.4 million litigation charge, $21.2 million loss on the extinguishment of debt, $54.2 million gain related to obtaining control of an affiliate and $214.8 million of net tax benefits related to U.S. corporate tax reform and its associated transition tax, foreign tax credits on repatriated earnings, the reversal of valuation allowances on the deferred tax assets of certain foreign subsidiaries, share-based compensation, an incentive tax credit in a foreign subsidiary, the redemption of senior notes due 2023, restructuring charges and various other items.

(3)
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

(4)
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

(5)
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

(6)
The income statement for 2016 has been restated to reflect a non-cash pension settlement charge as other (income) expense, net in conjunction with the 2018 adoption of Accounting Standards Update ("ASU") 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." As a result, gross profit increased $20.5 million, selling, general and administrative expenses decreased $13.7 million, and other (income) expense, net increased $34.2 million.

(7)
Includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, losses on the extinguishment of debt, gains and losses on the disposal of fixed assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense.

(8)
The statement of cash flows data for 2015 and 2014 has been restated to reflect changes in restricted cash with changes in cash and cash equivalents in conjunction with the 2018 adoption of ASU 2016-18, "Restricted Cash." As a result, cash flows from investing activities decreased in 2015 and increased in 2014 by $350.0 million, and cash flows from financing activities decreased in 2015 and increased in 2014 by $250.0 million.

(9)
"Fixed charges" consist of interest on debt, amortization of deferred financing fees and that portion of rental expenses representative of interest. "Earnings" consist of consolidated income before provision (benefit) for income taxes and equity in the undistributed net income of affiliates and fixed charges.

(10)
The balance sheet data for 2014 has been restated to reflect the presentation of debt issuance costs as a reduction of current portion of long-term debt and long-term debt in conjunction with the 2015 adoption of ASU 2015-03, "Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," and ASU 2015-15, "Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting." As of result, current assets and current liabilities decreased $3.2 million, total assets decreased $24.2 million, and long-term debt decreased $21.0 million. In addition, the balance sheet data for 2014 has been restated to reflect the presentation of all deferred tax assets and liabilities, as well as related valuation allowances, as non-current in conjunction with the 2015 adoption of ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." As

a result, current assets decreased $210.8 million, total assets decreased $12.9 million, and current liabilities decreased $9.5 million.

(11)
"North American content per vehicle" is our net sales in North America divided by total North American vehicle production. Content per vehicle data excludes business conducted through non-consolidated joint ventures. Content per vehicle data for 2017 has been updated to reflect actual production levels.

(12)
"North American vehicle production" includes car and light truck production in the United States, Canada and Mexico based on IHS Automotive. Production data for 2017 has been updated to reflect actual production levels.

(13)
"European content per vehicle" is our net sales in Europe and Africa divided by total European and African vehicle production. Content per vehicle data excludes business conducted through non-consolidated joint ventures. Content per vehicle data for 2017 has been updated to reflect actual production levels.

(14)
"European vehicle production" includes car and light truck production in Austria, Belarus, Belgium, Bosnia, Bulgaria, Czech Republic, Finland, France, Germany, Hungary, Italy, Morocco, Netherlands, Norway, Poland, Portugal, Romania, Russia, Serbia, Slovakia, Slovenia, South Africa, Spain, Sweden, Turkey, Ukraine and the United Kingdom based on IHS Automotive. Production data for 2017 has been updated to reflect actual production levels.

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
Our E-Systems business consists of the design, development, engineering and manufacture of complete electrical distribution systems, as well as sophisticated electronic control modules, electrification products and connectivity products. Electrical distribution systems route networks and electrical signals and manage electrical power within the vehicle for all types of power trains - traditional internal combustion engine ("ICE") architectures to the full range of hybrid, plug-in hybrid and battery electric architectures. Key components in our electrical distribution portfolio include wire harnesses, terminals and connectors and junction boxes for both ICE and electrification architectures that require management of higher voltage and power. Electronic control modules facilitate signal, data and power management within the vehicle and include the associated software required to facilitate these functions. Key components in our electronic control module portfolio include body control modules, wireless receiver and transmitter technology and lighting and audio control modules, as well as portfolios specific to electrification and connectivity trends. Electrification products include charging systems (onboard charging modules, cord set charging equipment and wireless charging systems), battery electronics (battery disconnect units, cell monitoring supervisory systems and integrated total battery control modules) and other power management modules, including converter and inverter systems which may be integrated into other modules or sold separately. Connectivity products include gateway modules, connected gateways and independent communication modules to manage both wired and wireless networks and data in vehicles. In addition to fully functional electronic modules, we offer software that includes cybersecurity, advanced vehicle positioning for automated and autonomous driving applications, roadside modules that communicate real-time traffic information and full capabilities in both dedicated short-range communication ("DSRC") and cellular protocols for vehicle connectivity.
We serve all of the world's major automotive manufacturers across both our Seating and E-Systems businesses, and we have automotive content on more than 400 vehicle nameplates worldwide. It is common to have both seating and electrical content on the same and multiple vehicle platforms with a single customer. Our businesses benefit globally from leveraging common operating standards and disciplines, including world-class product development and manufacturing processes, as well as common customer support and regional infrastructures. Our core capabilities are shared across component categories and include high-precision manufacturing and assembly with short lead times, management of complex supply chains, global engineering and program management skills, the agility to establish and/or move facilities quickly and a unique customer-focused culture. Our businesses utilize proprietary, industry-specific processes and standards, leverage common low-cost engineering centers and share centralized operating support functions, such as logistics, supply chain management, quality and health and safety, as well as all major administrative functions. Further, the seat is becoming a more dynamic and integrated system requiring increased levels of electrical and electronic integration and accelerating the convergence of our Seating and E-Systems businesses. We are the only global automotive supplier with complete capabilities in both of these critical business segments.

Industry Overview
Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle. Global automotive industry production volumes in 2018, as compared to 2017, are shown below (in millions of units):

	2018 (1)	2017 (1) (2)	% Change
North America	17.0	17.1	(1)%
Europe and Africa	22.6	23.0	(1)%
Asia	47.8	48.3	(1)%
South America	3.2	3.1	3%
Other	1.9	1.9	(1)%
Global light vehicle production	92.5	93.4	(1)%

(1)	Production data based on IHS Automotive.

(2)	Production data for 2017 has been updated to reflect actual production levels.
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
Our percentage of consolidated net sales by region in 2018 and 2017 is shown below:

	2018	2017
North America	36%	38%
Europe and Africa	41%	40%
Asia	19%	19%
South America	4%	3%
Total	100%	100%
Our ability to reduce the risks inherent in certain concentrations of business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall.
Key trends that specifically affect our business include automotive manufacturers’ utilization of global vehicle platforms, increasing demand for luxury and performance features, including increasing levels of electrical and electronic content, and China’s emergence as the single largest major automotive market in the world, as well as the shift toward crossover and sport utility vehicles, where our content can be significantly higher than our average content per vehicle. In addition, we believe that demand for efficiency, connectivity and safety are driving the technology trends of autonomy, connectivity and electrification. These trends, along with the trend toward shared mobility, are likely to be at the forefront of our industry for the foreseeable future with each converging long-term toward fully autonomous, connected, electric or hybrid electric vehicles.
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
Our material cost as a percentage of net sales was 64.4% in 2018, as compared to 64.5% in 2017 and 64.8% in 2016. Raw material, energy and commodity costs can be volatile, reflecting changes in supply and demand and global trade and tariff policies. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity environment. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See Part I — Item 1A, "Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance," and "— Forward-Looking Statements."
Financial Measures
In evaluating our financial condition and operating performance, we focus primarily on earnings, operating margins, cash flows and return on invested capital. In addition to maintaining and expanding our business with our existing customers in our more established markets, our expansion plans are focused primarily on emerging markets. Asia, and China in particular, continues to present significant growth opportunities, as major global automotive manufacturers implement production expansion plans and local automotive manufacturers aggressively expand their operations to meet increasing demand in this region. In addition to our wholly owned locations, we currently have twelve operating joint ventures with operations in Asia, as well as two additional joint ventures in North America dedicated to serving Asian automotive manufacturers. We also have aggressively pursued this strategy by selectively increasing our vertical integration capabilities globally, as well as expanding our component manufacturing capacity in Asia, Brazil, Eastern Europe, Mexico and Northern Africa. Furthermore, we have expanded our low-cost engineering capabilities in India and the Philippines.
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
Acquisition
In January 2018, we completed the acquisition of Israel-based EXO Technologies, a leading developer of differentiated GPS technology providing high-accuracy positioning solutions for autonomous and connected vehicle applications. EXO Technologies has operations in San Mateo, California and Tel Aviv, Israel and has developed core technology that addresses the need for high-accuracy positioning of a vehicle. Its proprietary technology works with existing GPS receivers to provide centimeter-level accuracy anywhere on the globe without the need for terrestrial base-station networks. The integration of this technology with our vehicle and connectivity expertise enables an industry-leading vehicle positioning solution.
Operational Restructuring
In 2018, we incurred pretax restructuring costs of approximately $88 million and related manufacturing inefficiency charges of approximately $16 million. Any future restructuring actions will depend upon market conditions, customer actions and other factors.
For further information, see Note 4, "Restructuring," to the consolidated financial statements included in this Report.

Share Repurchase Program and Quarterly Cash Dividends
Since the first quarter of 2011, our Board of Directors has authorized $5.0 billion in share repurchases under our common stock share repurchase program. In 2018, we repurchased $705 million of shares and have a remaining repurchase authorization of $800 million, which will expire on December 31, 2020.
In 2018, our Board of Directors declared a quarterly cash dividend of $0.70 per share of common stock, reflecting a 40% increase over the quarterly cash dividend declared in 2017.
For further information related to our common stock share repurchase program and our quarterly dividends, see Item 5, "Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," "— Liquidity and Financial Condition — Capitalization" and Note 10, "Capital Stock, Accumulated Other Comprehensive Loss and Equity," to the consolidated financial statements included in this Report.
Other Matters
In 2018, we acquired an additional 20% interest in Changchun Lear FAWSN Automotive Electrical and Electronics Co., Ltd. ("Lear FAWSN") from a joint venture partner and amended the existing joint venture agreement to eliminate the substantive participating rights of the remaining joint venture partner. Prior to the amendment, Lear FAWSN was accounted for under the equity method. In conjunction with obtaining control of Lear FAWSN and the valuation of our prior equity investment in Lear FAWSN at fair value, we recognized a gain of approximately $10 million.
In 2018, we recognized a $5 million settlement charge, which is reflected in other (income) expense, net, in connection with our annuity purchase for certain terminated vested plan participants of our U.S. defined benefit pension plans.
In 2018, we recognized tax benefits of $83 million related to the reversal of valuation allowances on the deferred tax assets of certain foreign subsidiaries, share-based compensation, a tax rate change in a foreign subsidiary, an adjustment to the 2017 provisional income tax expense, restructuring charges and various other items, offset by tax expense of $34 million related to an increase in foreign withholding tax on certain undistributed foreign earnings and the establishment of valuation allowances on the deferred tax assets of certain foreign subsidiaries and various other items.
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
In 2017, we recognized tax expense of $131 million related to a one-time transition tax on accumulated foreign earnings and $43 million to reflect the new U.S. corporate tax rate and other tax reform changes to our deferred tax accounts, offset by tax benefits of $290 million related to foreign tax credits on repatriated earnings, $30 million related to the reversal of valuation allowances on the deferred tax assets of certain foreign subsidiaries, $17 million related to share-based compensation, $14 million related to an incentive tax credit in a foreign subsidiary, $8 million related to the redemption of our senior notes due 2023 (the "2023 Notes") and $30 million related to restructuring charges and various other items.
In 2016, we amended the joint venture agreement of Beijing BAI Lear Automotive Systems Co., Ltd. ("Beijing BAI") to eliminate the substantive participating rights of our joint venture partner. In conjunction with gaining control of Beijing BAI and the valuation of our prior equity investment in Beijing BAI at fair value, we recognized a gain of approximately $30 million.
In 2016, we recognized a $34 million non-cash settlement charge, which is reflected in other (income) expense, net, in connection with our lump-sum payout to certain terminated vested plan participants of our U.S. defined benefit pension plans.
In 2016, we recognized net tax benefits of $24 million related to restructuring charges, a non-cash pension settlement charge and various other items.

As discussed above, our results for the years ended December 31, 2018, 2017 and 2016, reflect the following items (in millions):

For the year ended December 31,	2018	2017	2016
Costs related to restructuring actions, including manufacturing inefficiencies of $16 million in 2018, $2 million in 2017 and $6 million in 2016	$104	$75	$70
Acquisition and other related costs	1	4	1
Acquisition-related inventory fair value adjustment	—	5	—
Pension settlement charge	5	—	34
Litigation	(17)	15	—
Losses on extinguishment of debt	—	21	—
Gain related to affiliate, net	(1)	(54)	(30)
Favorable indirect tax ruling in a foreign jurisdiction	(16)	—	—
Tax benefits, net	(49)	(215)	(24)
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
Results of Operations
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

For the year ended December 31,	2018		2017		2016
Net sales
Seating	$16,021.9	75.8%	$15,873.0	77.6%	$14,356.7	77.4%
E-Systems	5,126.6	24.2	4,594.0	22.4	4,200.9	22.6
Net sales	21,148.5	100.0	20,467.0	100.0	18,557.6	100.0
Cost of sales	18,830.2	89.0	18,175.9	88.8	16,435.0	88.6
Gross profit	2,318.3	11.0	2,291.1	11.2	2,122.6	11.4
Selling, general and administrative expenses	612.8	2.9	635.2	3.1	608.2	3.3
Amortization of intangible assets	51.4	0.2	47.6	0.2	53.0	0.3
Interest expense	84.1	0.4	85.7	0.4	82.5	0.4
Other (income) expense, net	31.6	0.2	(4.1)	—	40.6	0.2
Provision for income taxes	311.9	1.5	197.5	1.0	370.2	2.0
Equity in net income of affiliates	(20.2)	(0.1)	(51.7)	(0.2)	(72.4)	(0.4)
Net income attributable to noncontrolling interests	96.9	0.5	67.5	0.3	65.4	0.3
Net income attributable to Lear	$1,149.8	5.4%	$1,313.4	6.4%	$975.1	5.3%
Year Ended December 31, 2018, Compared With Year Ended December 31, 2017
Net sales for the year ended December 31, 2018 were $21.1 billion, as compared to $20.5 billion for the year ended December 31, 2017, an increase of $0.7 billion or 3%. New business in all regions, net foreign exchange rate fluctuations, sales as a result of obtaining control of affiliates and the acquisition of Grupo Antolin's automotive seating business ("Antolin Seating") positively impacted net sales by $1,062 million, $337 million, $311 million and $215 million, respectively. These increases were partially offset by lower production volumes on key Lear platforms in all regions except South America, which negatively impacted net sales by $1,261 million.

(in millions)	Cost of Sales
2017	$18,175.9
Material cost	314.5
Labor and other	290.8
Depreciation	49.0
2018	$18,830.2
Cost of sales in 2018 was $18.8 billion, as compared to $18.2 billion in 2017. New business in all regions and net foreign exchange rate fluctuations resulted in an increase in cost of sales of $1,208 million. The impact of lower production volumes on key Lear platforms in all regions except South America was partially offset by cost of sales as a result of obtaining control of affiliates and the acquisition of Antolin Seating.
Gross profit and gross margin were $2.3 billion and 11.0% of net sales in 2018, as compared to $2.3 billion and 11.2% of net sales in 2017. New business and net foreign exchange rate fluctuations positively impacted gross profit by $191 million. The impact of selling price reductions and lower production volumes on key Lear platforms was partially offset by favorable operating performance, including the benefit of operational restructuring actions, gross profit as a result of obtaining control of affiliates and the acquisition of Antolin Seating. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $613 million for the year ended December 31, 2018, as compared to $635 million for the year ended December 31, 2017. In 2018, the benefit of lower compensation expense was partially offset by the impact of net foreign exchange rate fluctuations and higher restructuring costs. As a percentage of net sales, selling, general and administrative expenses were 2.9% in 2018, as compared to 3.1% in 2017.
Amortization of intangible assets was $51 million in 2018, as compared to $48 million in 2017.
Interest expense was $84 million in 2018, as compared to $86 million in 2017.
Other (income) expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, losses on the extinguishment of debt, gains and losses on the disposal of fixed assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was $32 million in 2018, as compared to ($4) million in 2017. In 2018, we recognized a gain of $10 million related to obtaining control of an affiliate and a settlement charge of $5 million related to our annuity purchase for certain terminated vested plan participants of our U.S. defined benefit pension plans. In 2017, we recognized a gain of $54 million related to obtaining control of an affiliate and a loss of $21 million related to the extinguishment of debt.
In 2018, the provision for income taxes was $312 million, representing an effective tax rate of 20.3% on pretax income before equity in net income of affiliates of $1.5 billion. In 2017, the provision for income taxes was $198 million, representing an effective tax rate of 12.9% on pretax income before equity in net income of affiliates of $1.5 billion, for the reasons described below.
In 2018 and 2017, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. The provision for income taxes in 2018 was also impacted by the reduction in the U.S. federal corporate income tax rate from 35% to 21%. In 2018, we recognized tax benefits of $39 million related to the reversal of valuation allowances on the deferred tax assets of certain foreign subsidiaries, $11 million related to share-based compensation, $7 million related to a tax rate change in a foreign subsidiary, $5 million related to an adjustment to the 2017 provisional income tax expense and $21 million related to restructuring charges and various other items, offset by tax expense of $22 million related to an increase in foreign withholding tax on certain undistributed foreign earnings and $12 million to establish valuation allowances on the deferred tax assets of certain foreign subsidiaries and various other items. In addition, we recognized a gain of $10 million related to obtaining control of an affiliate, for which no tax expense was provided. In 2017, we recognized tax expense of $131 million related to a one-time transition tax on accumulated foreign earnings and $43 million to reflect the new U.S. corporate tax rate and other tax reform changes to our deferred tax accounts. In addition, we recognized tax benefits of $290 million related to foreign tax credits on repatriated earnings, $30 million related to the reversal of valuation allowances on the deferred tax assets of certain foreign subsidiaries, $17 million related to share-based compensation, $14 million related to an incentive tax credit in a foreign subsidiary, $8 million related to the redemption of the 2023 Notes and $30 million related to restructuring charges and various other items. In addition, we recognized a gain of $54 million related to obtaining control of an affiliate, for which no tax expense was provided. Excluding these items, the effective tax rate for 2018 and 2017 approximated the U.S. federal statutory income tax rate of 21% and 35%, respectively, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.

For information related to our valuation allowances, see "Other Matters — Significant Accounting Policies and Critical Accounting Estimates — Income Taxes."
Equity in net income of affiliates was $20 million for the year ended December 31, 2018, as compared to $52 million for the year ended December 31, 2017, as a result of lower customer production affecting certain of our affiliates and obtaining control of other affiliates.
Net income attributable to Lear was $1,150 million, or $17.22 per diluted share, in 2018, as compared to $1,313 million, or $18.59 per diluted share, in 2017. Net income and diluted net income per share decreased for the reasons described above. In addition, diluted net income per share was impacted by the decrease in average shares outstanding between the periods.
Reportable Operating Segments
We have two reportable operating segments: Seating, which includes complete seat systems and all major seat components, including seat covers and surface materials such as leather and fabric, seat structures and mechanisms, seat foam and headrests, and E-Systems, which includes complete electrical distribution systems, as well as sophisticated electronic control modules, electrification products and connectivity products. Key components in our electrical distribution portfolio include wire harnesses, terminals and connectors and junction boxes for both ICE and electrification architectures that require management of higher voltage and power. Key components in our electronic control module portfolio include body control modules, wireless receiver and transmitter technology and lighting and audio control modules, as well as portfolios specific to electrification and connectivity trends. Electrification products include charging systems (onboard charging modules, cord set charging equipment and wireless charging systems), battery electronics (battery disconnect units, cell monitoring supervisory systems and integrated total battery control modules) and other power management modules, including converter and inverter systems. Connectivity products include gateway modules, connected gateways and independent communication modules to manage both wired and wireless networks and data in vehicles.
The financial information presented below is for our two reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment. Corporate and regional headquarters costs include various support functions, such as information technology, corporate finance, legal, executive administration and human resources, as well as advanced engineering expenses. Financial measures regarding each segment’s pretax income before equity in net income of affiliates, interest expense and other (income) expense ("segment earnings") and segment earnings divided by net sales ("margin") are not measures of performance under accounting principles generally accepted in the United States ("GAAP"). Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income attributable to Lear, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies
For a reconciliation of consolidated segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates, see Note 13, "Segment Reporting," to the consolidated financial statements included in this Report.
Seating –
A summary of financial measures for our Seating segment is shown below (dollar amounts in millions):

For the year ended December 31,	2018	2017
Net sales	$16,021.9	$15,873.0
Segment earnings (1)	1,263.6	1,250.8
Margin	7.9%	7.9%

(1)	See definition above.
Seating net sales were $16.0 billion for the year ended December 31, 2018, as compared to $15.9 billion for the year ended December 31, 2017, an increase of $149 million or 1%. New business, net foreign exchange rate fluctuations and the acquisition of Antolin Seating positively impact net sales by $576 million, $231 million and $215 million, respectively. These increases were partially offset by the impact of lower production volumes on key Lear platforms, which decreased net sales by $888 million.
Segment earnings, including restructuring costs, and the related margin on net sales were $1.3 billion and 7.9% in 2018 and 2017. New business, net foreign exchange rate fluctuations and the acquisition of Antolin Seating positively impact segment earnings by $107 million. Favorable operating performance, including the benefit of operational restructuring actions, of $234 million was more than offset by the impact of selling price reductions and lower production volumes on key Lear platforms.
E-Systems –
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

For the year ended December 31,	2018	2017
Net sales	$5,126.6	$4,594.0
Segment earnings (1)	628.5	641.6
Margin	12.3%	14.0%

(1)	See definition above.
E-Systems net sales were $5.1 billion for the year ended December 31, 2018, as compared to $4.6 billion for the year ended December 31, 2017, an increase of $533 million or 12%. New business, sales as a result of obtaining control of affiliates and net foreign exchange rate fluctuations positively impacted net sales by $486 million, $311 million and $106 million, respectively. These increases were partially offset by lower production volumes on key Lear platforms, which reduced net sales by $373 million.
Segment earnings, including restructuring costs, and the related margin on net sales were $629 million and 12.3% in 2018, as compared to $642 million and 14.0% in 2017. New business, earnings as a result of obtaining control of affiliates and net foreign exchange rate fluctuations positively impacted segment earnings by $118 million. Improved operating performance of $75 million was more than offset by the impact of lower production volumes on key Lear platforms and selling price reductions.
Other –
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

For the year ended December 31,	2018	2017
Net sales	$—	$—
Segment earnings (1)	(238.0)	(284.1)
Margin	N/A	N/A

(1)	See definition above.
Segment earnings related to our other category were ($238) million in 2018, as compared to ($284) million in 2017, reflecting the benefit of lower compensation expense and a favorable litigation settlement of $13 million in 2018.
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

(in millions)	Cost of Sales
2016	$16,435.0
Material cost	1,270.2
Labor and other	421.0
Depreciation	49.7
2017	$18,175.9
Cost of sales in 2017 was $18.2 billion, as compared to $16.4 billion in 2016. New business, primarily in North America, Europe and Asia, and the acquisition of Antolin Seating resulted in an increase in cost of sales of $1.6 billion.
Gross profit and gross margin were $2.3 billion and 11.2% of net sales in 2017, as compared to $2.1 billion and 11.4% of net sales in 2016. New business and the acquisition of Antolin Seating positively impacted gross profit by $194 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, of $257 million was more than offset by the impact of selling price reductions. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $635 million for the year ended December 31, 2017, as compared to $608 million for the year ended December 31, 2016. In 2017, we recognized higher restructuring costs, as well as higher engineering and development expenses to support future business growth. As a percentage of net sales, selling, general and administrative expenses were 3.1% in 2017, as compared to 3.3% in 2016.
Amortization of intangible assets was $48 million in 2017, as compared to $53.0 million in 2016.
Interest expense was $86 million in 2017, as compared to $83 million in 2016.
Other (income) expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, losses on the extinguishment of debt, gains and losses on the disposal of fixed assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was ($4) million in 2017, as compared to $41 million in 2016. In 2017, we recognized a gain of $54 million related to obtaining control of an affiliate and a loss of $21 million related to the extinguishment of debt. In 2016, we recognized a gain of $30 million related to obtaining control of an affiliate and a non-cash settlement charge of $34 million in connection with our lump-sum payout to certain terminated vested plan participants of our U.S. defined benefit pension plans.
In 2017, the provision for income taxes was $198 million, representing an effective tax rate of 12.9% on pretax income before equity in net income of affiliates of $1.5 billion. In 2016, the provision for income taxes was $370 million, representing an effective tax rate of 27.7% on pretax income before equity in net income of affiliates of $1.3 billion, for the reasons described below.
In 2017 and 2016, the provision for income taxes was impacted by the level and mix of earnings among tax jurisdictions. In 2017, we recognized tax expense of $131 million related to a one-time transition tax on accumulated foreign earnings and $43 million to reflect the new U.S. corporate tax rate and other tax reform changes to our deferred tax accounts. In addition, we recognized tax benefits of $290 million related to foreign tax credits on repatriated earnings, $30 million related to the reversal of valuation allowances on the deferred tax assets of certain foreign subsidiaries, $17 million related to share-based compensation, $14 million related to an incentive tax credit in a foreign subsidiary, $8 million related to the redemption of the 2023 Notes and $30 million related to restructuring charges and various other items. In addition, we recognized a gain of $54 million related to obtaining control of an affiliate, for which no tax expense was provided. In 2016, we recognized net tax benefits of $24 million related to restructuring charges, a non-cash pension settlement charge and various other items. In addition, we recognized a gain of $30 million related to obtaining control of an affiliate, for which no tax expense was provided. Excluding these items, the effective tax rate in 2017 and 2016 approximated the U.S. federal statutory income tax rate of 35% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
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
Reportable Operating Segments
For a description of our reportable operating segments, see "Year Ended December 31, 2018, Compared with Year Ended December 31, 2017 — Reportable Operating Segments" above.
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
Other –
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

For the year ended December 31,	2017	2016
Net sales	$—	$—
Segment earnings (1)	(284.1)	(265.9)
Margin	N/A	N/A

(1)	See definition above.
Segment earnings related to our other category were ($284) million in 2017, as compared to ($266) million in 2016.
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
As of December 31, 2018 and 2017, cash and cash equivalents of $1,094 million and $952 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans and the payment of dividends, without creating additional income tax expense. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information regarding potential dividends from our non-U.S. subsidiaries, see "— Adequacy of Liquidity Sources," below and Note 7, "Income Taxes," to the consolidated financial statements included in this Report.

Cash Flows
Year Ended December 31, 2018, Compared with Year Ended December 31, 2017
A summary of net cash provided by operating activities is shown below (in millions):

For the year ended December 31,	2018	2017	Incremental Increase (Decrease) in Operating Cash Flow
Consolidated net income and depreciation and amortization	$1,731	$1,809	$(78)
Net change in working capital items:
Accounts receivable	231	(115)	346
Inventory	(33)	(76)	43
Accounts payable	(199)	195	(394)
Accrued liabilities and other	(118)	68	(186)
Net change in working capital items	(119)	72	(191)
Other	168	(98)	266
Net cash provided by operating activities	$1,780	$1,783	$(3)
In 2018, decreases in accounts receivable and accounts payable primarily reflect lower production volumes at the end of 2018, as compared to 2017, and changes in accrued liabilities and other primarily reflect the timing of tax payments and tax receipts. In 2018, 'other' in the table above includes decreases in our net deferred tax assets and our recoverable customer engineering, development and tooling of $87 million and $54 million, respectively.
Net cash used in investing activities was $694 million in 2018, as compared to $869 million in 2017. In 2017, we paid $292 million for the acquisition of Antolin Seating. In 2018, capital spending totaled $677 million, as compared to $595 million in 2017. Capital spending in 2019 is estimated at $700 million.
Net cash used in financing activities was $1,031 million in 2018, as compared to $742 million in 2017. In 2018, we paid $705 million for repurchases of our common stock, $186 million of dividends to Lear stockholders and $79 million of dividends to noncontrolling interest holders. In 2017, we received net proceeds of $745 million related to the issuance of our senior notes due 2027 (the "2027 Notes"), paid $517 million related to the redemption of the outstanding 2023 Notes and repaid a net of $203 million in connection with the refinancing of our credit agreement (see "— Credit Agreement" and "— Senior Notes" below). Also in 2017, we paid $451 million for repurchases of our common stock, $138 million of dividends to Lear stockholders and $82 million of dividends to noncontrolling interest holders.
For further information regarding our 2018 and 2017 financing transactions, see "— Capitalization" below and Note 6, "Debt," and Note 10, "Capital Stock, Accumulated Other Comprehensive Loss and Equity," to the consolidated financial statements included in this Report.

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
Net cash used in financing activities was $742 million in 2017, as compared to $873 million in 2016. In 2017, we received net proceeds of $745 million related to the issuance of the 2027 Notes, paid $517 million related to the redemption of the outstanding 2023 Notes and repaid a net of $203 million in connection with the refinancing of our credit agreement (see "— Credit Agreement" and "— Senior Notes" below). Also in 2017, we paid $451 million for repurchases of our common stock, $138 million of dividends to Lear stockholders and $82 million of dividends to noncontrolling interest holders. In 2016, we paid $659 million for repurchases of our common stock, $89 million of dividends to Lear stockholders and $33 million of dividends to noncontrolling interest holders.
For further information regarding our 2017 and 2016 financing transactions, see "— Capitalization" below and Note 6, "Debt," and Note 10, "Capital Stock, Accumulated Other Comprehensive Loss and Equity," to the consolidated financial statements included in this Report.
Capitalization
From time to time, we utilize uncommitted lines of credit to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries, in addition to cash provided by operating activities. As of December 31, 2018, we had short-term debt balances outstanding of $10 million. As of December 31, 2017, we had no short-term debt balances outstanding. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors.
Senior Notes
As of December 31, 2018, our senior notes (collectively, the "Notes") consist of the amounts shown below (in millions, except stated coupon rates):

Note	Aggregate Principal Amount at Maturity	Stated Coupon Rate
Senior unsecured notes due 2024 (the "2024 Notes")	$325	5.375%
Senior unsecured notes due 2025 (the "2025 Notes")	650	5.25%
2027 Notes	750	3.8%
	$1,725

The issue, maturity and interest payable dates of the Notes are shown below:

Note	Issuance Date	Maturity Date	Interest Payable Dates
2024 Notes	March 2014	March 15, 2024	March 15 and September 15
2025 Notes	November 2014	January 15, 2025	January 15 and July 15
2027 Notes	August 2017	September 15, 2027	March 15 and September 15
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
The indentures governing the Notes contain certain restrictive covenants and customary events of default. As of December 31, 2018, we were in compliance with all covenants under the indentures governing the Notes.
For further information related to the Notes, including information on early redemption, covenants and events of default, see Note 6, "Debt," to the consolidated financial statements included in this Report and the indentures governing the Notes which have been incorporated by reference as exhibits to this Report.
Credit Agreement
In August 2017, we entered into a new credit agreement (the "Credit Agreement') consisting of a $1.75 billion revolving credit facility (the "Revolving Credit Facility") and a $250 term loan facility (the "Term Loan Facility"), both of which mature on August 8, 2022. In connection with this transaction, we borrowed $250 million under the Term Loan Facility. At the same time, we terminated our previously existing credit agreement, which consisted of a $1.25 billion revolving credit facility and a $500 million term loan facility, and repaid amounts outstanding under the term loan facility of $453 million. Together with the offering of the 2027 Notes, these transactions extended our maturity profile and increased our operational flexibility and borrowing capacity.
As of December 31, 2018, we were in compliance with all covenants under the Credit Agreement.
For further information related to the Credit Agreement, including information on pricing, covenants and events of default, see Note 6, "Debt," to the consolidated financial statements included in this Report and the amended and restated credit agreement, which has been incorporated by reference as an exhibit to this Report.
Contractual Obligations
The scheduled maturities of the Notes, obligations under the Credit Agreement and the scheduled interest payments on the Notes as of the date of this Report are shown below (in millions). In addition, our lease commitments under non-cancelable operating leases as of December 31, 2018, are shown below (in millions):

	2019	2020	2021	2022	2023	Thereafter	Total
Senior notes	$—	$—	$—	$—	$—	$1,725	$1,725
Credit agreement — term loan facility	8	14	14	206	—	—	242
Scheduled interest payments	80	80	80	80	80	174	574
Lease commitments	125	95	75	57	44	160	556
Total	$213	$189	$169	$343	$124	$2,059	$3,097
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

We may be required to make significant cash outlays related to our unrecognized tax benefits, including interest and penalties. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, including interest and penalties, of $49 million as of December 31, 2018, have been excluded from the contractual obligations table above. For further information related to our unrecognized tax benefits, see Note 7, "Income Taxes," to the consolidated financial statements included in this Report.
We also have minimum funding requirements with respect to our pension obligation. We may elect to make contributions in excess of the minimum funding requirements in response to investment performance or changes in interest rates or when we believe that it is financially advantageous to do so and based on our other cash requirements. Our minimum funding requirements after 2019 will depend on several factors, including investment performance and interest rates. Our minimum funding requirements may also be affected by changes in applicable legal requirements. Our minimum required contributions to our domestic and foreign pension plans, including distributions to participants in certain of our non-qualified defined benefit plans, are expected to be approximately $10 million to $15 million in 2019. We also have payments due with respect to our postretirement benefit obligation. We do not fund our postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees. We expect payments related to our postretirement benefit obligation to be approximately $6 million in 2019.
For further information related to our pension and other postretirement benefit plans, see "— Other Matters — Pension and Other Postretirement Benefit Plans" and Note 8, "Pension and Other Postretirement Benefit Plans," to the consolidated financial statements included in this Report.
Common Stock Share Repurchase Program
See Item 5, "Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."
Dividends
Our Board of Directors declared quarterly cash dividends of $0.70 and $0.50 per share of common stock in 2018 and 2017, respectively.
We currently expect to pay quarterly cash dividends in the future, although such payments are at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors that our Board of Directors may consider at its discretion. See Part II - Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements," and Note 6, "Debt," to the consolidated financial statements included in this Report.
Adequacy of Liquidity Sources
As of December 31, 2018, we had approximately $1.5 billion of cash and cash equivalents on hand and $1.75 billion in available borrowing capacity under our Revolving Credit Facility. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly dividends and repurchase shares of our common stock pursuant to our authorized common stock share repurchase program (see Item 5, "Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities"). Our future financial results and our ability to continue to meet our liquidity needs are subject to, and will be affected by, cash flows from operations, including the impact of restructuring activities, automotive industry conditions, the financial condition of our customers and suppliers and other related factors. Additionally, an economic downturn or reduction in production levels could negatively impact our financial condition. For further discussion of the risks and uncertainties affecting our cash flows from operations and our overall liquidity, see Part I — Item 1A, "Risk Factors," "— Executive Overview" above and "— Forward-Looking Statements" below.
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
A summary of the notional amount and estimated aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

December 31,	2018	2017
Notional amount (contract maturities < 24 months)	$2,153	$2,220
Fair value	14	(23)
Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Thai baht, the Chinese renminbi, the Japanese yen, the Brazilian real and the South African rand. We have performed a sensitivity analysis of our net transactional exposure, as shown below (in millions):

		Potential Earnings Benefit (Adverse Earnings Impact)
December 31,	Hypothetical Strengthening % (1)	2018	2017
U.S. dollar	10%	$(19)	$(19)
Euro	10%	20	25

(1)	Relative to all other currencies to which it is exposed for a twelve-month period
We have performed a sensitivity analysis related to the aggregate fair value of our outstanding foreign exchange contracts, as shown below (in millions):

		Estimated Change in Fair Value
December 31,	Hypothetical Change % (2)	2018	2017
U.S. dollar	10%	$37	$23
Euro	10%	72	76

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
In addition to the transactional exposure described above, our operating results are impacted by the translation of our foreign operating income into U.S. dollars ("translational exposure"). In 2018, net sales outside of the United States accounted for 82% of our consolidated net sales, although certain non-U.S. sales are U.S. dollar denominated. We do not enter into foreign exchange contracts to mitigate our translational exposure.
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

A summary of the notional amount, estimated aggregate fair value and contract value of our outstanding Interest Rate Swaps is shown below (in millions):

December 31, 2018
Notional amount (contract maturities < 3 months)	$500
Fair value	$(15)
The fair value of all outstanding Interest Rate Swaps is subject to changes in value due to changes in interest rates. A sensitivity analysis related to the aggregate fair value of our outstanding Interest Rate Swaps is shown below (in millions):

December 31, 2018	Hypothetical Parallel Shift - Basis Points	Estimated Change in Fair Value
Interest rate	100	$46
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
For further information related to the financial instruments described above, see Note 14, "Financial Instruments," to the consolidated financial statements included in this Report.
Other Matters
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of December 31, 2018, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $11 million. In addition, as of December 31, 2018, we had recorded reserves for product liability claims and environmental matters of $29 million and $9 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Part I — Item 1A, "Risk Factors." For a more complete description of our outstanding material legal proceedings, see Note 12, "Commitments and Contingencies," to the consolidated financial statements included in this Report.
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
Impairment of Goodwill
As of December 31, 2018 and 2017, we had recorded goodwill of $1,405 million and $1,401 million, respectively. Goodwill is not amortized but is tested for impairment on at least an annual basis. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment is more likely than not to have occurred. In conducting our annual impairment testing, we may first perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If not, no further goodwill impairment testing is performed. If it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or if we elect not to perform a qualitative assessment of a reporting unit, we then compare the fair value of the reporting unit to the related net book value. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. We conduct our annual impairment testing as of the first day of our fourth quarter.
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
In 2018, we performed a qualitative assessment of our reporting units. The assessment was completed as of the first day of our fourth quarter. The assessment indicated that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying value. We do not believe that any of our reporting units is at risk for impairment.
Impairment of Long-Lived Assets
We monitor our long-lived assets for impairment indicators on an ongoing basis in accordance with GAAP. If impairment indicators exist, we perform the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated based upon a combination of market and cost approaches, as appropriate. Changes in economic or operating conditions impacting these estimates and assumptions could result in the impairment of our long-lived assets.
For the years ended December 31, 2018, 2017 and 2016, we recognized fixed asset impairment charges of $5 million, $1 million and $5 million, respectively, in conjunction with our restructuring actions, as well as additional fixed asset impairment charges of $1 million, $2 million and $1 million, respectively. See Note 4, "Restructuring," to the consolidated financial statements included in this Report.

Impairment of Investments in Affiliates
As of December 31, 2018 and 2017, we had aggregate investments in affiliates of $108 million and $147 million, respectively. We monitor our investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If we determine that an other-than-temporary decline in value has occurred, we recognize an impairment loss, which is measured as the difference between the recorded book value and the fair value of the investment. Fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values. A deterioration in industry conditions and decline in the operating results of our non-consolidated affiliates could result in the impairment of our investments.
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
Legal and Other Contingencies
We are involved from time to time in various legal proceedings and claims, including commercial or contractual disputes, product liability claims and environmental and other matters, that arise in the normal course of business. We routinely assess the likelihood of any adverse judgments or outcomes related to these matters, as well as ranges of probable losses, by consulting with internal personnel principally involved with such matters and with our outside legal counsel handling such matters. We have accrued for estimated losses in accordance with GAAP for those matters where we believe that the likelihood that a loss has occurred is probable and the amount of the loss is reasonably estimable. The determination of the amount of such reserves is based on knowledge and experience with regard to past and current matters and consultation with internal personnel principally involved with such matters and with our outside legal counsel handling such matters. The amount of such reserves may change in the future due to new developments or changes in circumstances. The inherent uncertainty related to the outcome of these matters can result in amounts materially different from any provisions made with respect to their resolution. See Note 12, "Commitments and Contingencies," to the consolidated financial statements included in this Report.
Pension and Other Postretirement Benefit Plans
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

Key assumptions are shown below:

	Pension	Other Postretirement
Benefit obligations as of December 31, 2018	$875	$87
Discount rate -
Domestic plans	4.3%	4.2%
Foreign plans	3.4%	3.8%
Net periodic benefit cost for the year ended December 31, 2018	$6	$1
Discount rate -
Domestic plans	3.6%	3.5%
Foreign plans	3.1%	3.5%
Expected return on plan assets -
Domestic plans	6.5%	N/A
Foreign plans	5.9%	N/A
Net periodic benefit cost for the year ended December 31, 2019 (1)	$8	$1
Discount rate -
Domestic plans	4.3%	4.2%
Foreign plans	3.4%	3.8%
Expected return on plan assets -
Domestic plans	6.3%	N/A
Foreign plans	5.9%	N/A
(1) Forecasted
The sensitivity to a 100 basis point ("bp") decrease in the discount rate and expected return on plan assets is shown below (in millions):

	Increase in Benefit Obligation		Increase in 2018 Net Periodic Benefit Cost
	Pension	Other Postretirement	Pension	Other Postretirement
100 bp decrease in discount rate	$128	$10	$3	$—
100 bp decrease in expected return on plan assets	N/A	N/A	$7	N/A
For further information related to our pension and other postretirement benefit plans, see "— Liquidity and Financial Condition — Capitalization — Contractual Obligations" above and Note 8, "Pension and Other Postretirement Benefit Plans," to the consolidated financial statements included in this Report.
Revenue Recognition and Sales Commitments
We enter into contracts with our customers to provide production parts generally at the beginning of a vehicle’s life cycle. Typically, these contracts do not provide for a specified quantity of products, but once entered into, we are often expected to fulfill our customers’ purchasing requirements for the production life of the vehicle. Many of these contracts may be terminated by our customers at any time. Historically, terminations of these contracts have been minimal. We receive purchase orders from our customers, which provide the commercial terms for a particular production part, including price (but not quantities). Contracts may also provide for annual price reductions over the production life of the vehicle, and prices may be adjusted on an ongoing basis to reflect changes in product content/cost and other commercial factors.
Revenue is recognized at a point in time when control of the product is transferred to the customer under standard commercial terms, as we do not have an enforceable right to payment prior to such transfer. The amount of revenue recognized reflects the consideration that we expect to be entitled to in exchange for those products based on the annual purchase orders, annual price reductions and ongoing price adjustments (some of which is accounted for as variable consideration). Our customers pay for products received in accordance with payment terms that are customary within the industry. Our contracts with our customers do not have significant financing components. We record a contract liability for advances received from our customers. Amounts billed to customers related to shipping and handling costs are included in net sales in the consolidated statements of income. Shipping and handling costs are accounted for as fulfillment costs and are included in cost of sales in the consolidated statements of income. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction that we collect from a customer are excluded from revenue.
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
As of December 31, 2018, we had a valuation allowance related to tax loss and credit carryforwards and other deferred tax assets of $16 million in the United States and $334 million in several international jurisdictions. If operating results improve or decline on a continual basis in a particular jurisdiction, our decision regarding the need for a valuation allowance could change, resulting in either the initial recognition or reversal of a valuation allowance in that jurisdiction, which could have a significant impact on income tax expense in the period recognized and subsequent periods. In determining the provision for income taxes for financial statement purposes, we make certain estimates and judgments, which affect our evaluation of the carrying value of our deferred tax assets, as well as our calculation of certain tax liabilities.
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
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21% beginning in 2018, requires companies to pay a one-time transition tax on all offshore earnings that were previously tax deferred and creates new taxes on certain foreign sourced earnings.
Provisional Amounts –
In March 2018, the Financial Accounting Standards Board issued ASU 2018-05, "Income Taxes - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118" ("SAB 118"). The guidance provided for a provisional one-year measurement period for entities to finalize their accounting for certain tax effects related to the Act. In 2017 and during the first nine months of 2018, we recorded provisional amounts for certain enactment-date effects of the Act, for which the accounting had not been finalized, by applying the guidance in SAB 118. Accordingly, we completed our accounting for the effects of the Act in 2018 and recognized a net favorable adjustment to the 2017 provisional income tax expense of $5 million. The $5 million net tax benefit is comprised of a tax benefit of $15 million related to the one-time transition tax on offshore earnings, partially offset by a tax expense of $10 million related to the remeasurement of the December 31, 2017 deferred tax balances and numerous other items included in the Act.
Transition Tax on Deferred Foreign Earnings – The one-time transition tax is based on the post-1986 earnings and profits ("E&P") of our foreign subsidiaries, for which U.S. income taxes were previously deferred. The transition tax is based, in part, on the amount of E&P held in cash and other specified assets. For the year ended December 31, 2017, the provision for income taxes included provisional income tax expense of $131 million related to the one-time transition tax liability. In 2018, we completed our calculation of the post-1986 E&P and related foreign taxes of our foreign subsidiaries, as well as the classification of the E&P as cash or non-cash. Based on the completed calculation and consideration of proposed regulations and other guidance issued during 2018, we recorded a tax benefit of $15 million in 2018, reducing the one-time transition tax to $116 million.

Deferred tax assets and liabilities – In the fourth quarter of 2017, we remeasured our U.S. deferred tax assets and liabilities to reflect the effects of the Act, including the reduction in the corporate tax rate from 35% to 21% beginning in 2018. For the year ended December 31, 2017, the provision for income taxes included provisional income tax expense of $42 million related to the remeasurement of deferred tax balances. In 2018, we finalized our analysis of certain aspects of the Act and refined our calculations. Based on the completed analysis and calculations and consideration of proposed regulations and other guidance issued during 2018, we recorded tax expense of $10 million, increasing the tax expense related to the remeasurement of deferred tax balances to $52 million.
Global Intangible Low-Tax Income ("GILTI") –
The Act created a provision known as global intangible low-tax income ("GILTI") that imposes a U.S. tax on certain earnings of foreign subsidiaries that are subject to foreign tax below a certain threshold. We have made an accounting policy election to reflect GILTI taxes, if any, as a current income tax expense in the period incurred.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2018, there were no material changes in the methods or policies used to establish estimates and assumptions. Other matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of fixed and intangible assets, unsettled pricing discussions with customers and suppliers, restructuring accruals, deferred tax asset valuation allowances and income taxes, pension and other postretirement benefit plan assumptions, accruals related to litigation, warranty and environmental remediation costs and self-insurance accruals. Actual results may differ significantly from our estimates.
Recently Issued Accounting Pronouncements
For information on the impact of recently issued accounting pronouncements, see Note 16, "Accounting Pronouncements," to the consolidated financial statements included in this Report.
Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words "will," "may," "designed to," "outlook," "believes," "should," "anticipates," "plans," "expects," "intends," "estimates," "forecasts" and similar expressions identify certain of these forward-looking statements. We also may provide forward-looking statements in oral statements or other written materials released to the public. All such forward-looking statements contained or incorporated in this Report or in any other public statements which address operating performance, events or developments that we expect or anticipate may occur in the future, including, without limitation, statements related to business opportunities, awarded sales contracts, sales backlog and ongoing commercial arrangements, or statements expressing views about future operating results, are forward-looking statements. Actual results may differ materially from any or all forward-looking statements made by us. Important factors, risks and uncertainties that may cause actual results to differ materially from anticipated results include, but are not limited to:

•	general economic conditions in the markets in which we operate, including changes in interest rates or currency exchange rates;

•	changes in actual industry vehicle production levels from our current estimates;

•	fluctuations in the production of vehicles or the loss of business with respect to, or the lack of commercial success of, a vehicle model for which we are a significant supplier;

•	the outcome of customer negotiations and the impact of customer-imposed price reductions;

•	the cost and availability of raw materials, energy, commodities and product components and our ability to mitigate such costs;

•	disruptions in relationships with our suppliers;

•	the financial condition of and adverse developments affecting our customers and suppliers;

•	risks associated with conducting business in foreign countries;

•	currency controls and the ability to economically hedge currencies;

•
global sovereign fiscal matters and creditworthiness, including potential defaults and the related impacts on economic activity, including the possible effects on credit markets, currency values, monetary unions, international treaties and fiscal policies;

•	the operational and financial success of our joint ventures;

•	competitive conditions impacting us and our key customers and suppliers;

•	labor disputes involving us or our significant customers or suppliers or that otherwise affect us;

•	the impact and timing of program launch costs and our management of new program launches;

•	limitations imposed by our existing indebtedness and our ability to access capital markets on commercially reasonable terms;

•	changes in discount rates and the actual return on pension assets;

•	impairment charges initiated by adverse industry or market developments;

•	our ability to execute our strategic objectives;

•	disruptions to our information technology, including those related to cybersecurity;

•	increases in our warranty, product liability or recall costs;

•	the outcome of legal or regulatory proceedings to which we are or may become a party;

•	the impact of pending legislation and regulations or changes in existing federal, state, local or foreign laws or regulations;

•	the impact of regulations on our foreign operations;

•	costs associated with compliance with environmental laws and regulations;

•	developments or assertions by or against us relating to intellectual property rights;

•	the impact of potential changes in tax and trade policies in the United States and related actions by countries in which we do business;

•	the anticipated changes in economic and other relationships between the United Kingdom and the European Union; and

•	other risks, described in Part I — Item 1A, "Risk Factors," as well as the risks and information provided from time to time in our filings with the Securities and Exchange Commission.
The forward-looking statements in this Report are made as of the date hereof, and we do not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date hereof.

ITEM 8 – CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Lear Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lear Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 5, 2019, expressed an unqualified opinion thereon.
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
February 5, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Lear Corporation
Opinion on Internal Control over Financial Reporting
We have audited Lear Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lear Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated February 5, 2019, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Detroit, Michigan
February 5, 2019

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

December 31,	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$1,493.2	$1,500.4
Accounts receivable	2,880.3	3,230.8
Inventories	1,196.8	1,205.7
Other	710.2	676.1
Total current assets	6,280.5	6,613.0
Long-Term Assets:
Property, plant and equipment, net	2,598.1	2,459.4
Goodwill	1,405.3	1,401.3
Other	1,316.8	1,472.2
Total long-term assets	5,320.2	5,332.9
Total assets	$11,600.7	$11,945.9
Liabilities and Equity
Current Liabilities:
Short-term borrowings	$9.9	$—
Accounts payable and drafts	2,862.8	3,167.2
Accrued liabilities	1,615.0	1,678.1
Current portion of long-term debt	12.9	9.0
Total current liabilities	4,500.6	4,854.3
Long-Term Liabilities:
Long-term debt	1,941.0	1,951.5
Other	640.4	694.1
Total long-term liabilities	2,581.4	2,645.6

Redeemable noncontrolling interest	158.1	153.4

Equity:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 shares of Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 64,563,291 and 72,563,291 shares issued as of December 31, 2018 and 2017, respectively	0.6	0.7
Additional paid-in capital	1,017.4	1,215.4
Common stock held in treasury, 1,623,678 and 5,689,527 shares as of December 31, 2018 and 2017, respectively, at cost	(225.1)	(724.1)
Retained earnings	4,113.6	4,171.9
Accumulated other comprehensive loss	(705.8)	(513.4)
Lear Corporation stockholders’ equity	4,200.7	4,150.5
Noncontrolling interests	159.9	142.1
Equity	4,360.6	4,292.6
Total liabilities and equity	$11,600.7	$11,945.9
The accompanying notes are an integral part of these consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except share and per share data)

For the year ended December 31,	2018	2017	2016
Net sales	$21,148.5	$20,467.0	$18,557.6
Cost of sales	18,830.2	18,175.9	16,435.0
Selling, general and administrative expenses	612.8	635.2	608.2
Amortization of intangible assets	51.4	47.6	53.0
Interest expense	84.1	85.7	82.5
Other (income) expense, net	31.6	(4.1)	40.6
Consolidated income before provision for income taxes and equity in net income of affiliates	1,538.4	1,526.7	1,338.3
Provision for income taxes	311.9	197.5	370.2
Equity in net income of affiliates	(20.2)	(51.7)	(72.4)
Consolidated net income	1,246.7	1,380.9	1,040.5
Less: Net income attributable to noncontrolling interests	96.9	67.5	65.4
Net income attributable to Lear	$1,149.8	$1,313.4	$975.1

Basic net income per share available to Lear common stockholders	$17.35	$18.79	$13.48

Diluted net income per share available to Lear common stockholders	$17.22	$18.59	$13.33

Average common shares outstanding	65,672,164	68,542,363	72,345,436

Average diluted shares outstanding	66,161,816	69,277,981	73,124,949
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

For the year ended December 31,	2018	2017	2016
Consolidated net income	$1,246.7	$1,380.9	$1,040.5
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	11.2	8.8	1.8
Derivative instruments and hedging activities	13.2	22.2	(6.4)
Foreign currency translation adjustments	(233.0)	305.0	(109.5)
Total other comprehensive income (loss)	(208.6)	336.0	(114.1)
Consolidated comprehensive income	1,038.1	1,716.9	926.4
Less: Comprehensive income attributable to noncontrolling interests	80.7	81.3	56.8
Comprehensive income attributable to Lear	$957.4	$1,635.6	$869.6
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except share data)

	Redeemable Non- controlling Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury	Retained Earnings
Balance as of December 31, 2015	$—	$—	$0.8	$1,451.9	$(623.0)	$2,827.8
Comprehensive income (loss):	—
Net income	—	—	—	—	—	975.1
Other comprehensive income (loss)	—	—	—	—	—	—
Total comprehensive income (loss)	—	—	—	—	—	975.1
Stock-based compensation	—	—	—	68.2	—	—
Excess tax benefits related to stock-based compensation	—	—	—	8.8	—	—
Net issuances of 783,793 shares held in treasury in settlement of stock-based compensation	—	—	—	(124.2)	81.6	(4.7)
Repurchases of 5,816,363 shares of common stock at an average price of $113.26 per share	—	—	—	—	(658.8)	—
Dividends declared to Lear Corporation stockholders	—	—	—	—	—	(89.1)
Dividends declared to noncontrolling interests	—	—	—	—	—	—
Affiliate transaction	—	—	—	—	—	—
Acquisition of outstanding noncontrolling interests	—	—	—	(19.4)	—	—
Noncontrolling interests — other	—	—	—	—	—	(2.2)
Balance as of December 31, 2016	$—	$—	$0.8	$1,385.3	$(1,200.2)	$3,706.9
Comprehensive income:
Net income	3.2	—	—	—	—	1,313.4
Other comprehensive income	4.6	—	—	—	—	—
Total comprehensive income	7.8	—	—	—	—	1,313.4
Adoption of ASU 2016-09 (Note 7, "Income Taxes")	—	—	—	—	—	52.9
Stock-based compensation	—	—	—	70.2	—	—
Net issuances of 456,252 shares held in treasury in settlement of stock-based compensation	—	—	—	(84.2)	39.0	—
Repurchases of 3,014,131 shares of common stock at an average price of $150.77 per share	—	—	—	—	(454.4)	—
Retirement of 8,000,000 shares held in treasury at average price of $111.43 per share	—	—	(0.1)	(155.9)	891.5	(735.5)
Dividends declared to Lear Corporation stockholders	—	—	—	—	—	(140.3)
Dividends declared to noncontrolling interests	(4.9)	—	—	—	—	—
Affiliate transaction	125.0	—	—	—	—	—
Redeemable noncontrolling interest adjustment	25.5	—	—	—	—	(25.5)
Balance as of December 31, 2017	$153.4	$—	$0.7	$1,215.4	$(724.1)	$4,171.9
Comprehensive income (loss):
Net income	12.9	—	—	—	—	1,149.8
Other comprehensive income (loss)	(9.4)	—	—	—	—	—
Total comprehensive income (loss)	3.5	—	—	—	—	1,149.8
Adoption of ASU 2016-16 (Note 7, "Income Taxes")	—	—	—	—	—	2.3
Stock-based compensation	—	—	—	41.4	—	—
Net issuances of 374,267 shares held in treasury in settlement of stock-based compensation	—	—	—	(81.5)	34.0	—
Repurchases of 4,308,418 shares of common stock at an average price of $163.69 per share	—	—	—	—	(705.2)	—
Retirement of 8,000,000 shares held in treasury at average price of $146.27 per share	—	—	(0.1)	(155.9)	1,170.2	(1,014.2)
Dividends declared to Lear Corporation stockholders	—	—	—	—	—	(185.8)
Dividends declared to noncontrolling interests	(9.2)	—	—	—	—	—
Affiliate transaction	—	—	—	—	—	—
Acquisition of outstanding noncontrolling interests	—	—	—	(2.0)	—	—
Redeemable noncontrolling interest adjustment	10.4	—	—	—	—	(10.4)
Noncontrolling interests — other	—	—	—	—	—	—
Balance as of December 31, 2018	$158.1	$—	$0.6	$1,017.4	$(225.1)	$4,113.6
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(In millions, except share data)

	Accumulated Other Comprehensive Loss, net of tax
	Defined Benefit Plans	Derivative Instruments and Hedging Activities	Cumulative Translation Adjustments	Lear Corporation Stockholders’ Equity	Non-controlling Interests	Equity
Balance as of December 31, 2015	$(194.6)	$(38.7)	$(496.8)	$2,927.4	$90.3	$3,017.7
Comprehensive income (loss):
Net income	—	—	—	975.1	65.4	1,040.5
Other comprehensive income (loss)	1.8	(6.4)	(100.9)	(105.5)	(8.6)	(114.1)
Total comprehensive income (loss)	1.8	(6.4)	(100.9)	869.6	56.8	926.4
Stock-based compensation	—	—	—	68.2	—	68.2
Excess tax benefits related to stock-based compensation	—	—	—	8.8	—	8.8
Net issuances of 783,793 shares held in treasury in settlement of stock-based compensation	—	—	—	(47.3)	—	(47.3)
Repurchases of 5,816,363 shares of common stock at an average price of $113.26 per share	—	—	—	(658.8)	—	(658.8)
Dividends declared to Lear Corporation stockholders	—	—	—	(89.1)	—	(89.1)
Dividends declared to noncontrolling interests	—	—	—	—	(41.2)	(41.2)
Affiliate transaction	—	—	—	—	41.0	41.0
Acquisition of outstanding noncontrolling interests	—	—	—	(19.4)	(13.4)	(32.8)
Noncontrolling interests — other				(2.2)	2.2	—
Balance as of December 31, 2016	$(192.8)	$(45.1)	$(597.7)	$3,057.2	$135.7	$3,192.9
Comprehensive income (loss):
Net income	—	—	—	1,313.4	64.3	1,377.7
Other comprehensive income	8.8	22.2	291.2	322.2	9.2	331.4
Total comprehensive income	8.8	22.2	291.2	1,635.6	73.5	1,709.1
Adoption of ASU 2016-09 (Note 7, "Income Taxes")	—	—	—	52.9	—	52.9
Stock-based compensation	—	—	—	70.2	—	70.2
Net issuances of 456,252 shares held in treasury in settlement of stock-based compensation	—	—	—	(45.2)	—	(45.2)
Repurchases of 3,014,131 shares of common stock at an average price of $150.77 per share	—	—	—	(454.4)	—	(454.4)
Retirement of 8,000,000 shares held in treasury at average price of $111.43 per share	—	—	—	—	—	—
Dividends declared to Lear Corporation stockholders	—	—	—	(140.3)	—	(140.3)
Dividends declared to noncontrolling interests	—	—	—	—	(67.1)	(67.1)
Affiliate transaction	—	—	—	—	—	—
Redeemable noncontrolling interest adjustment	—	—	—	(25.5)	—	(25.5)
Balance as of December 31, 2017	$(184.0)	$(22.9)	$(306.5)	$4,150.5	$142.1	$4,292.6
Comprehensive income (loss):
Net income	—	—	—	1,149.8	84.0	1,233.8
Other comprehensive income (loss)	11.2	13.2	(216.8)	(192.4)	(6.8)	(199.2)
Total comprehensive income (loss)	11.2	13.2	(216.8)	957.4	77.2	1,034.6
Adoption of ASU 2016-16 (Note 7, "Income Taxes")	—	—	—	2.3	—	2.3
Stock-based compensation	—	—	—	41.4	—	41.4
Net issuances of 374,267 shares held in treasury in settlement of stock-based compensation	—	—	—	(47.5)	—	(47.5)
Repurchases of 4,308,418 shares of common stock at an average price of $163.69 per share	—	—	—	(705.2)	—	(705.2)
Retirement of 8,000,000 shares held in treasury at average price of $146.27 per share	—	—	—	—	—	—
Dividends declared to Lear Corporation stockholders	—	—	—	(185.8)	—	(185.8)
Dividends declared to noncontrolling interests	—	—	—	—	(70.0)	(70.0)
Affiliate transaction	—	—	—	—	14.0	14.0
Acquisition of outstanding noncontrolling interests	—	—	—	(2.0)	—	(2.0)
Redeemable noncontrolling interest adjustment	—	—	—	(10.4)		(10.4)
Noncontrolling interests — other	—	—	—	—	(3.4)	(3.4)
Balance as of December 31, 2018	$(172.8)	$(9.7)	$(523.3)	$4,200.7	$159.9	$4,360.6
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

For the year ended December 31,	2018	2017	2016
Cash Flows from Operating Activities:
Consolidated net income	$1,246.7	$1,380.9	$1,040.5
Adjustments to reconcile consolidated net income to net cash provided by operating activities –
Equity in net income of affiliates	(20.2)	(51.7)	(72.4)
Loss on extinguishment of debt	—	21.2	—
Fixed asset impairment charges	6.1	3.4	5.4
Deferred tax (benefit) provision	86.7	(81.3)	103.6
Depreciation and amortization	484.4	427.7	378.2
Stock-based compensation	41.4	70.2	68.2
Net change in recoverable customer engineering, development and tooling	54.4	(54.1)	(16.9)
Net change in working capital items (see below)	(118.9)	72.5	88.1
Changes in other long-term liabilities	(23.0)	6.6	(12.9)
Changes in other long-term assets	(16.7)	2.1	38.3
Other, net	38.9	(14.4)	(0.8)
Net cash provided by operating activities	1,779.8	1,783.1	1,619.3
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(677.0)	(594.5)	(528.3)
Acquisitions, net of cash acquired	—	(292.4)	(155.9)
Other, net	(16.5)	18.3	47.1
Net cash used in investing activities	(693.5)	(868.6)	(637.1)
Cash Flows from Financing Activities:
New credit agreement borrowings	—	250.0	—
New credit agreement repayments	(6.3)	(1.6)	—
Prior credit agreement repayments	—	(468.7)	(21.9)
Short-term borrowings (repayments), net	7.3	(8.9)	9.1
Proceeds from the issuance of senior notes	—	744.7	—
Repurchase of senior notes	—	(517.0)	—
Payment of debt issuance and other financing costs	—	(11.9)	—
Repurchase of common stock	(704.9)	(450.5)	(658.8)
Dividends paid to Lear Corporation stockholders	(186.3)	(137.7)	(88.8)
Dividends paid to noncontrolling interests	(79.1)	(81.6)	(33.3)
Other, net	(61.2)	(58.8)	(79.2)
Net cash used in financing activities	(1,030.5)	(742.0)	(872.9)
Effect of foreign currency translation	(36.4)	56.3	(34.3)
Net Change in Cash, Cash Equivalents and Restricted Cash	19.4	228.8	75.0
Cash, Cash Equivalents and Restricted Cash as of Beginning of Period	1,500.4	1,271.6	1,196.6
Cash, Cash Equivalents and Restricted Cash as of End of Period	$1,519.8	$1,500.4	$1,271.6
Changes in Working Capital Items:
Accounts receivable	$230.8	$(115.2)	$(176.3)
Inventories	(32.5)	(76.0)	(53.5)
Accounts payable	(199.3)	195.3	157.6
Accrued liabilities and other	(117.9)	68.4	160.3
Net change in working capital items	$(118.9)	$72.5	$88.1
Supplementary Disclosure:
Cash paid for interest	$97.1	$94.0	$88.8
Cash paid for income taxes, net of refunds received of $40.6 million in 2018, $35.5 million in 2017 and $16.4 million in 2016	$279.2	$284.0	$237.6
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include all highly liquid investments with original maturities of ninety days or less. Restricted cash includes cash that is legally restricted as to use or withdrawal.
Accounts Receivable
The Company records accounts receivable as title is transferred to its customers. The Company’s customers are the world’s major automotive manufacturers. The Company records accounts receivable reserves for known collectibility issues, as such issues relate to specific transactions or customer balances. As of December 31, 2018 and 2017, accounts receivable are reflected net of reserves of $33.2 million and $41.8 million, respectively. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected. Generally, the Company does not require collateral for its accounts receivable.
The Company receives bank notes from its customers, which are classified as other current assets in the consolidated balance sheets, for certain amounts of accounts receivable, primarily in Asia. The Company may hold such bank notes until maturity, exchange them with suppliers to settle liabilities or sell them to third-party financial institutions in exchange for cash.
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

December 31,	2018	2017
Raw materials	$859.4	$869.3
Work-in-process	104.6	120.8
Finished goods	346.0	324.8
Reserves	(113.2)	(109.2)
Inventories	$1,196.8	$1,205.7

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
During 2018 and 2017, the Company capitalized $230.6 million and $257.4 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During 2018 and 2017, the Company also capitalized $198.1 million and $115.4 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying consolidated balance sheets as of December 31, 2018 and 2017. During 2018 and 2017, the Company collected $487.5 million and $311.1 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer E&D and tooling costs related to long-term supply agreements is shown below (in millions):

December 31,	2018	2017
Current	$160.9	$248.1
Long-term	80.4	59.3
Recoverable customer E&D and tooling	$241.3	$307.4
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

Buildings and improvements	10 to 40 years
Machinery and equipment	5 to 10 years
A summary of property, plant and equipment is shown below (in millions):

December 31,	2018	2017
Land	$116.8	$118.8
Buildings and improvements	809.3	797.7
Machinery and equipment	3,463.3	3,077.4
Construction in progress	389.3	355.6
Total property, plant and equipment	4,778.7	4,349.5
Less – accumulated depreciation	(2,180.6)	(1,890.1)
Net property, plant and equipment	$2,598.1	$2,459.4
For the years ended December 31, 2018, 2017 and 2016, depreciation expense was $433.0 million, $380.1 million and $325.2 million, respectively. As of December 31, 2018, 2017 and 2016, capital expenditures recorded in accounts payable totaled $156.2 million, $119.7 million and $117.8 million, respectively.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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
In 2018, the Company performed a qualitative assessment of its reporting units. The assessment was completed as of the first day of our fourth quarter. The assessment indicated that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying value. The Company does not believe that any of our reporting units are at risk for impairment.
A summary of the changes in the carrying amount of goodwill for each of the periods in the two years ended December 31, 2018, is shown below (in millions):

	Seating	E-Systems	Total
Balance as of December 31, 2016	$1,091.2	$30.1	$1,121.3
Acquisitions	123.3	—	123.3
Affiliate transaction	—	94.4	94.4
Foreign currency translation and other	59.9	2.4	62.3
Balance as of December 31, 2017	1,274.4	126.9	1,401.3
Affiliate transaction	—	22.4	22.4
Foreign currency translation and other	(30.1)	11.7	(18.4)
Balance as of December 31, 2018	$1,244.3	$161.0	$1,405.3
For further information related to acquisitions and affiliate transactions, see Note 3, "Acquisitions," and Note 5, "Investments in Affiliates and Other Related Party Transactions."
Intangible Assets
As of December 31, 2018, intangible assets consist primarily of certain intangible assets recorded in connection with the acquisitions of Guilford Mills in 2012, the parent company of Eagle Ottawa, LLC in 2015, AccuMED in 2016 and Grupo Antolin's automotive seating business ("Antolin Seating") in 2017 (Note 3, "Acquisitions"). These intangible assets were recorded at their estimated fair value, based on independent appraisals, as of the transaction or acquisition date. The value assigned to technology intangibles is based on the royalty savings method, which applies a hypothetical royalty rate to projected revenues attributable to the identified technologies. Royalty rates were determined based primarily on analysis of market information. The customer-based intangible asset includes the acquired entity's established relationships with its customers and the ability of these customers to generate future economic profits for the Company. The value assigned to customer-based intangibles is based on the present value of future earnings attributable to the asset group after recognition of required returns to other contributory assets.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of intangible assets as of December 31, 2018 and 2017, is shown below (in millions):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (years)
Amortized intangible assets:
Technology	$20.1	$(11.8)	$8.3	8.5
Customer-based	533.4	(156.3)	377.1	11.6
Other	1.4	(1.1)	0.3	2.5
	$554.9	$(169.2)	$385.7	11.5
Unamortized intangible assets:
In-process research and development	10.8	$—	$10.8
Balance as of December 31, 2018	$565.7	$(169.2)	$396.5

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (years)
Technology	$22.2	$(9.3)	$12.9	8.6
Customer-based	544.6	(113.9)	430.7	11.6
Other	1.4	(0.9)	0.5	5.2
Balance as of December 31, 2017	$568.2	$(124.1)	$444.1	11.5
Intangible assets with a gross carrying value of $17.0 million became fully amortized in 2017 and are no longer included in the intangible asset gross carrying value or accumulated amortization as of December 31, 2017.
Excluding the impact of any future acquisitions, the Company’s estimated annual amortization expense for the five succeeding years is shown below (in millions):

Year	Expense
2019	$49.6
2020	47.9
2021	46.5
2022	45.8
2023	44.3
Impairment of Long-Lived Assets
The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with accounting principles generally accepted in the United States ("GAAP"). If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated based upon a combination of market and cost approaches, as appropriate.
For the years ended December 31, 2018, 2017 and 2016, the Company recognized fixed asset impairment charges of $4.7 million, $1.3 million and $4.7 million respectively, in conjunction with its restructuring actions (Note 4, "Restructuring"), as well as additional fixed asset impairment charges of $1.4 million, $2.1 million and $0.7 million, respectively. Fixed asset impairment charges are recorded in cost of sales in the accompanying consolidated statements of income for the years ended December 31, 2018, 2017 and 2016.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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
The Company records a contract liability for advances received from its customers. As of December 31, 2018, there were no significant contract liabilities recorded. Further, there were no significant contract liabilities recognized in revenue during the year ended December 31, 2018.
Amounts billed to customers related to shipping and handling costs are included in net sales in the consolidated statements of income. Shipping and handling costs are accounted for as fulfillment costs and are included in cost of sales in the consolidated statements of income.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Engineering and Development
Costs incurred in connection with product launches, to the extent not recoverable from the Company’s customers, are charged to cost of sales as incurred. All other engineering and development costs are charged to selling, general and administrative expenses when incurred. Engineering and development costs charged to selling, general and administrative expenses totaled $153.5 million, $147.9 million and $143.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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

For the year ended December 31,	2018	2017	2016
Other expense	$43.8	$57.2	$76.4
Other income	(12.2)	(61.3)	(35.8)
Other (income) expense, net	$31.6	$(4.1)	$40.6
Other (income) expense, net for the year ended December 31, 2016, was restated in connection with the 2018 adoption of Accounting Standards Update ("ASU") 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," to include the non-cash settlement charge of $34.2 million related to the Company's lump-sum payout to certain terminated vested plan participants of its U.S. defined benefit pension plans (Note 8, "Pension and Other Postretirement Benefit Plans").
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
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21% beginning in 2018, requires companies to pay a one-time transition tax on all offshore earnings that were previously tax deferred and creates new taxes on certain foreign sourced earnings.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Provisional Amounts
In March 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-05, "Income Taxes - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118" ("SAB 118"). The guidance provided for a provisional one-year measurement period for entities to finalize their accounting for certain tax effects related to the Act. In 2017 and during the first nine months of 2018, the Company recorded provisional amounts for certain enactment-date effects of the Act, for which the accounting had not been finalized, by applying the guidance in SAB 118. Accordingly, the Company completed its accounting for the effects of the Act in 2018 and recognized a net favorable adjustment to the 2017 provisional income tax expense of $5.3 million. The $5.3 million net tax benefit is comprised of a tax benefit of $15.1 million related to the one-time transition tax on offshore earnings, partially offset by a tax expense of $9.8 million related to the remeasurement of the December 31, 2017 deferred tax balances and numerous other items included in the Act.
Transition Tax on Deferred Foreign Earnings
The one-time transition tax is based on the Company’s post-1986 earnings and profits ("E&P") of its foreign subsidiaries, for which U.S. income taxes were previously deferred. The transition tax is based, in part, on the amount of E&P held in cash and other specified assets. For the year ended December 31, 2017, the provision for income taxes included provisional income tax expense of $131.0 million related to the one-time transition tax liability. In 2018, the Company completed its calculation of the post-1986 E&P and related foreign taxes of its foreign subsidiaries, as well as the classification of the E&P as cash or non-cash. Based on the completed calculation and consideration of proposed regulations and other guidance issued during 2018, the Company recorded a tax benefit of $15.1 million in 2018, reducing the one-time transition tax to $115.9 million.
Deferred tax assets and liabilities
In the fourth quarter of 2017, the Company remeasured its U.S. deferred tax assets and liabilities to reflect the effects of the Act, including the reduction in the corporate tax rate from 35% to 21% beginning in 2018. For the year ended December 31, 2017, the provision for income taxes included provisional income tax expense of $42.5 million related to the remeasurement of deferred tax balances. In 2018, the Company finalized its analysis of certain aspects of the Act and refined its calculations. Based on the completed analysis and calculations and consideration of proposed regulations and other guidance issued during 2018, the Company recorded tax expense of $9.8 million, increasing the tax expense related to the remeasurement of deferred tax balances to $52.3 million.
Global Intangible Low-Tax Income ("GILTI")
The Act created a provision known as global intangible low-tax income ("GILTI") that imposes a U.S. tax on certain earnings of foreign subsidiaries that are subject to foreign tax below a certain threshold. The Company has made an accounting policy election to reflect GILTI taxes, if any, as a current income tax expense in the period incurred.
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
Transaction gains and losses that arise from foreign exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except certain long-term intercompany transactions, are included in the consolidated statements of income as incurred. For the years ended December 31, 2018, 2017 and 2016, other (income) expense, net includes net foreign currency transaction losses of $14.4 million, $5.1 million and $7.6 million, respectively.
Stock-Based Compensation
The Company measures stock-based employee compensation expense at fair value in accordance with GAAP and recognizes such expense over the vesting period of the stock-based employee awards.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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
A summary of information used to compute basic and diluted net income per share available to Lear common stockholders is shown below (in millions, except share and per share data):

For the year ended December 31,	2018	2017	2016
Net income attributable to Lear	$1,149.8	$1,313.4	$975.1
Less: Redeemable noncontrolling interest adjustment	(10.4)	(25.5)	—
Net income available to Lear common stockholders	$1,139.4	$1,287.9	$975.1

Average common shares outstanding	65,672,164	68,542,363	72,345,436
Dilutive effect of common stock equivalents	489,652	735,618	779,513
Average diluted shares outstanding	66,161,816	69,277,981	73,124,949

Basic net income per share available to Lear common stockholders	$17.35	$18.79	$13.48

Diluted net income per share available to Lear common stockholders	$17.22	$18.59	$13.33
For further information related to the redeemable noncontrolling interest adjustment, see Note 5, "Investments in Affiliates and Other Related Party Transactions."
Product Warranty
Losses from warranty obligations are accrued when it is probable that a liability has been incurred and the related amounts are reasonably estimable.
Segment Reporting
The Company has two reportable operating segments: Seating, which includes complete seat systems and all major seat components, including seat covers and surface materials such as leather and fabric, seat structures and mechanisms, seat foam and headrests, and E-Systems, which includes complete electrical distribution systems, as well as sophisticated electronic control modules, electrification products and connectivity products. Key components in the Company's electrical distribution portfolio include wire harnesses, terminals and connectors and junction boxes for both internal combustion engine and electrification architectures that require management of higher voltage and power. Key components in the Company's electronic control module portfolio include body control modules, wireless receiver and transmitter technology and lighting and audio control modules, as well as portfolios specific to electrification and connectivity trends. Electrification products include charging systems (onboard charging modules, cord set charging equipment and wireless charging systems), battery electronics (battery disconnect units, cell monitoring supervisory systems and integrated total battery control modules) and other power management modules, including converter and inverter systems. Connectivity products include gateway modules, connected gateways and independent communication modules to manage both wired and wireless networks and data in vehicles. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment. Corporate and regional headquarters costs include various support functions, such as information technology, corporate finance, legal, executive administration and human resources, as well as advanced engineering expenses.
Each of the Company’s operating segments reports its results from operations and makes its requests for capital expenditures directly to the chief operating decision maker. The economic performance of each operating segment is driven primarily by automotive production volumes in the geographic regions in which it operates, as well as by the success of the vehicle

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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
For a fair value hedge, the change in the fair value of the derivative is recorded in earnings and reflected in the consolidated statement of income on the same line as the gain or loss on the hedged item attributable to the hedged risk. For a cash flow hedge, the change in the fair value of the derivative is recorded in accumulated other comprehensive loss in the consolidated balance sheet. When the underlying hedged transaction is realized, the gain or loss included in accumulated other comprehensive loss is recorded in earnings and reflected in the consolidated statement of income on the same line as the gain or loss on the hedged item attributable to the hedged risk. For a net investment hedge, the change in the fair value of the derivative is recorded in cumulative translation adjustment, which is a component of accumulated other comprehensive loss in the consolidated balance sheet. Changes in the fair value of contracts not designated as hedging instruments are recorded in earnings and reflected in the consolidated statements of income as other (income) expense, net.
The Company formally documents its hedge relationships, including the identification of the hedging instruments and the related hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded at fair value in other current and long-term assets and other current and long-term liabilities in the consolidated balance sheet. The Company also formally assesses whether a derivative used in a hedging transaction is highly effective in offsetting changes in either the fair value or the cash flows of the hedged item. When it is determined that a hedged transaction is no longer probable to occur, the Company discontinues hedge accounting.
On January 1, 2018, the Company early adopted ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities." The new standard eliminates the requirement to separately measure and report hedge ineffectiveness, due to a difference between the economic terms of the hedge instrument and the underlying transaction, and generally requires, for qualifying hedges, the entire change in the fair value of a hedging instrument to be presented in the same line as the hedged item in the consolidated statement of income. The standard also modifies the accounting for components excluded from the assessment of hedge effectiveness and simplifies the application of hedge accounting in certain situations. The provisions of the standard were applied on a modified retrospective basis, and the effects of adoption were not significant.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2018, there were no material changes in the methods or policies used to establish estimates and assumptions. Other matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of fixed and intangible assets and unsettled pricing discussions with customers and suppliers (Note 2, "Summary of Significant Accounting Policies"); acquisitions (Note 3, "Acquisitions"); restructuring accruals (Note 4, "Restructuring"); deferred tax asset valuation allowances and income taxes (Note 7, "Income Taxes"); pension and other postretirement benefit plan assumptions (Note 8, "Pension and Other Postretirement Benefit Plans"); accruals related to litigation, warranty and environmental remediation costs (Note 12, "Commitments and Contingencies"); and self-insurance accruals. Actual results may differ significantly from the Company’s estimates.
Reclassifications
Certain amounts in prior years’ financial statements have been reclassified to conform to the presentation used in the year ended December 31, 2018.
(3) Acquisitions
Antolin Seating
On April 28, 2017, the Company completed the acquisition of Antolin Seating for $292.4 million, net of cash acquired. The Antolin Seating business is comprised of just-in-time seat assembly, as well as seat structures, mechanisms and seat covers, with annual sales of approximately $485 million and operations in five countries in Europe and North Africa. In addition, the Company incurred transaction costs of $3.0 million related to advisory services, which were expensed as incurred and are recorded in selling, general and administrative expenses in the accompanying consolidated statement of income for the year ended December 31, 2017.
The Antolin Seating acquisition was accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying consolidated balance sheets as of December 31, 2018 and 2017. The operating results and cash flows of Antolin Seating are included in the accompanying consolidated financial statements from the date of acquisition and in the Company's Seating segment. The purchase price and allocation are shown below (in millions):

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
For further information related to acquired assets measured at fair value, see Note 14, "Financial Instruments."
AccuMED
On December 21, 2016, the Company completed the acquisition of 100% of the outstanding equity interests of AccuMED Holdings Corp. ("AccuMED"), a privately-held developer and manufacturer of specialty fabrics, for $148.5 million, net of cash acquired. The AccuMED acquisition was accounted for as a business combination.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(4) Restructuring
2018
In 2018, the Company recorded charges of $88.0 million in connection with its restructuring actions. These charges consist of $63.7 million recorded as cost of sales, $24.0 million recorded as selling, general and administrative expenses and $0.3 million recorded as other expense. The restructuring charges consist of employee termination benefits of $74.5 million, asset impairment charges of $4.7 million and contract termination costs of $1.5 million, as well as other related costs of $7.3 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $4.7 million in excess of related estimated fair values.
The Company expects to incur approximately $43 million of additional restructuring costs related to activities initiated as of December 31, 2018, and expects that the components of such costs will be consistent with its historical experience. Any future restructuring actions will depend upon market conditions, customer actions and other factors.
A summary of 2018 activity is shown below (in millions):

	Accrual as of	2018	Utilization		Accrual as of
	January 1, 2018	Charges	Cash	Non-cash	December 31, 2018
Employee termination benefits	$93.0	$74.5	$(64.2)	$—	$103.3
Asset impairments	—	4.7	—	(4.7)	—
Contract termination costs	5.0	1.5	(1.1)	—	5.4
Other related costs	—	7.3	(7.3)	—	—
Total	$98.0	$88.0	$(72.6)	$(4.7)	$108.7
2017
In 2017, the Company recorded charges of $72.6 million in connection with its restructuring actions. These charges consist of $59.2 million recorded as cost of sales, $14.3 million recorded as selling, general and administrative expenses and $0.9 million recorded as other income. The restructuring charges consist of employee termination benefits of $62.9 million, asset impairment charges of $1.3 million, pension benefit plan curtailment and settlement losses of $1.7 million and other contract termination costs of $1.7 million, as well as other related costs of $5.0 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $1.3 million in excess of related estimated fair values.
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
2016
In 2016, the Company recorded charges of $63.6 million in connection with its restructuring actions. These charges consist of $55.4 million recorded as cost of sales, $8.5 million recorded as selling, general and administrative expenses and $0.3 million recorded as other income. The restructuring charges consist of employee termination benefits of $54.1 million, asset impairment charges of $4.7 million and contract termination costs of $0.1 million, as well as other related costs of $4.7 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $4.7 million in excess of related estimated fair values.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of 2016 activity is shown below (in millions):

	Accrual as of	2016	Utilization		Accrual as of
	January 1, 2016	Charges	Cash	Non-cash	December 31, 2016
Employee termination benefits	$66.5	$54.1	$(51.2)	$—	$69.4
Asset impairments	—	4.7	—	(4.7)	—
Contract termination costs	5.3	0.1	(0.8)	—	4.6
Other related costs	—	4.7	(4.7)	—	—
Total	$71.8	$63.6	$(56.7)	$(4.7)	$74.0
(5) Investments in Affiliates and Other Related Party Transactions
The Company’s beneficial ownership in affiliates accounted for under the equity method is shown below:

December 31,	2018	2017	2016
Beijing BHAP Lear Automotive Systems Co., Ltd. (China)	50%	50%	50%
Dong Kwang Lear Yuhan Hoesa (Korea)	50	50	50
Jiangxi Jiangling Lear Interior Systems Co., Ltd. (China)	50	50	50
Lear Dongfeng Automotive Seating Co., Ltd. (China)	50	50	50
Changchun Lear FAWSN Automotive Seat Systems Co., Ltd. (China)	49	49	49
Honduras Electrical Distribution Systems S. de R.L. de C.V. (Honduras)	49	49	49
Kyungshin-Lear Sales and Engineering LLC	49	49	49
Beijing Lear Dymos Automotive Systems Co., Ltd. (China)	40	40	40
Dymos Lear Automotive India Private Limited (India)	35	35	35
RevoLaze, LLC	20	20	20
Industrias Cousin Freres, S.L. (Spain)	—	50	50
Changchun Lear FAWSN Automotive Electrical and Electronics Co., Ltd. (China)	—	49	49
eLumigen, LLC	—	46	46
HB Polymer Company, LLC	—	10	10
Shanghai Lear STEC Automotive Parts Co., Ltd. (China)	—	—	55
Summarized group financial information for affiliates accounted for under the equity method as of December 31, 2018 and 2017, and for the years ended December 31, 2018, 2017 and 2016, is shown below (unaudited; in millions):

December 31,	2018	2017
Balance sheet data:
Current assets	$753.8	$961.4
Non-current assets	180.8	203.0
Current liabilities	679.3	813.0
Non-current liabilities	6.3	26.1

For the year ended December 31,	2018	2017	2016
Income statement data:
Net sales	$1,520.2	$2,000.4	$2,186.4
Gross profit	75.9	172.8	200.6
Income before provision for income taxes	60.0	169.6	195.3
Net income attributable to affiliates	42.2	117.8	155.4

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of amounts recorded in the Company's consolidated balance sheets related to its affiliates is shown below (in millions):

December 31,	2018	2017
Aggregate investment in affiliates	$108.2	$146.5
Receivables due from affiliates (including notes and advances)	141.1	140.7
Payables due to affiliates	0.2	0.2
A summary of transactions with affiliates accounted for under the equity method and other related parties is shown below (in millions):

For the year ended December 31,	2018	2017	2016
Sales to affiliates	$603.0	$499.9	$147.0
Purchases from affiliates	2.0	9.5	17.8
Management and other fees for services provided to affiliates	29.6	26.6	25.3
Dividends received from affiliates	39.0	33.0	35.6
The Company’s investment in HB Polymer Company, LLC was accounted for under the equity method as the Company’s interest in this entity was similar to a partnership interest.
2018
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
This transaction was accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying consolidated balance sheet as of December 31, 2018. The operating results and cash flows of Lear FAWSN are included in the accompanying consolidated financial statements from the effective date of the amended joint venture agreement and are reflected in the Company’s E-Systems segment.
A summary of the fair value of the assets acquired and liabilities assumed in conjunction with the transaction is shown below (in millions):

Property, plant and equipment	$11.0
Other assets and liabilities assumed, net	5.7
Goodwill	22.4
Intangible assets	7.5
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
As of the effective date of the transaction, the fair value of the Company’s previously held equity interest in Lear FAWSN was $23.0 million, and the fair value of the noncontrolling interest in Lear FAWSN was $14.0 million. As a result of valuing the Company’s previously held equity interest in Lear FAWSN at fair value, the Company recognized a gain of $10.0 million, which is included in other (income) expense, net in the accompanying consolidated statement of income for the year ended December 31, 2018.
Lear FAWSN’s annual sales are approximately $100 million. The pro forma effects of this consolidation would not materially impact the Company’s reported results for any period presented.
For further information related to acquired assets measured at fair value, see Note 14, "Financial Instruments."

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2017
In September 2017, the Company gained control of Shanghai Lear STEC Automotive Parts Co., Ltd. ("Lear STEC") by amending the joint venture agreement to eliminate the substantive participating rights of its joint venture partner. Prior to the amendment, Lear STEC was accounted for under the equity method. This transaction was accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying consolidated balance sheets as of December 31, 2018 and 2017. The operating results and cash flows of Lear STEC are included in the accompanying consolidated financial statements from the date of the amended joint venture agreement and are reflected in the Company’s E-Systems segment.
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
In connection with the transaction, the noncontrolling interest holder obtained the option, which is embedded in the noncontrolling interest, to require the Company to purchase or redeem the 45% noncontrolling interest based on a pre-determined earnings multiple formula. In accordance with GAAP, the Company records redeemable noncontrolling interests at the greater of (1) the initial carrying amount adjusted for the noncontrolling interest holder’s share of total comprehensive income or loss and dividends ("noncontrolling interest carrying value") or (2) the redemption value as of and based on conditions existing as of the reporting date. Required redemption adjustments are recorded as an increase to redeemable noncontrolling interests, with an offsetting adjustment to retained earnings. The redeemable noncontrolling interest is classified in mezzanine equity in the accompanying consolidated balance sheets as of December 31, 2018 and 2017.
Redemption value of a noncontrolling interest in excess of carrying value represents a dividend distribution that is different from dividend distributions to other common stockholders. Therefore, periodic redemption adjustments recorded in excess of carrying value are reflected as a reduction to the income available to common stockholders in the computation of earnings per share. Redeemable noncontrolling interest of $158.1 million and $153.4 million related to Lear STEC is reflected in the Company's consolidated balance sheets as of December 31, 2018 and 2017, respectively. These amounts include noncontrolling interest redemption adjustments of $10.4 million and $25.5 million, representing the difference between the redemption value and carrying value, for the years ended December 31, 2018 and 2017, respectively.
Lear STEC’s annual sales are approximately $280 million. Lear STEC provides wire harnesses to SAIC Motor Corporation Limited and its joint ventures with both North American and European automotive manufacturers. The pro forma effects of this consolidation would not materially impact the Company’s reported results for any period presented.
For further information related to acquired assets measured at fair value, see Note 14, "Financial Instruments."

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(6) Debt
Short-Term Borrowings
The Company utilizes uncommitted lines of credit as needed for its short-term working capital fluctuations. As of December 31, 2018 and 2017, the Company had lines of credit from banks totaling $88.9 million and $47.5 million, respectively. As of December 31, 2018, the Company had short-term debt balances outstanding of $9.9 million related to draws on the lines of credit. As of December 31, 2017, the Company had no short-term debt balances outstanding.
Long-Term Debt
A summary of long-term debt, net of unamortized debt issuance costs, and the related weighted average interest rates is shown below (in millions):

December 31,	2018				2017
Debt Instrument	Long-Term Debt	Debt Issuance Costs (2)	Long-Term Debt, Net	Weighted Average Interest Rate	Long-Term Debt	Debt Issuance Costs (2)	Long-Term Debt, Net	Weighted Average Interest Rate
Credit Agreement — Term Loan Facility	$242.2	$(1.5)	$240.7	3.92%	$248.4	$(1.8)	$246.6	3.0%
5.375% Senior Notes due 2024 (the "2024 Notes")	325.0	(2.0)	323.0	5.375%	325.0	(2.4)	322.6	5.375%
5.25% Senior Notes due 2025 (the "2025 Notes")	650.0	(5.0)	645.0	5.25%	650.0	(5.8)	644.2	5.25%
3.8% Senior Notes due 2027 (the "2027 Notes") (1)	745.4	(5.3)	740.1	3.885%	744.9	(5.9)	739.0	3.885%
Other	5.1	—	5.1	N/A	8.1	—	8.1	N/A
	$1,967.7	$(13.8)	1,953.9		$1,976.4	$(15.9)	1,960.5
Less — Current portion			(12.9)				(9.0)
Long-term debt			$1,941.0				$1,951.5

(1)	Net of unamortized discount of $4.6 million and $5.1 million as of December 31, 2018 and 2017, respectively

(2)	Unamortized portion
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

2025 Notes
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
As of December 31, 2018, the Company was in compliance with all covenants under the indentures governing the Notes.
Credit Agreement
In 2017, the Company entered into a new unsecured credit agreement (the "Credit Agreement") consisting of a $1.75 billion revolving credit facility (the "Revolving Credit Facility") and a $250.0 million term loan facility (the "Term Loan Facility"), both of which mature on August 8, 2022. In connection with this transaction, the Company borrowed $250.0 million under the Term Loan Facility and paid related issuance costs of $5.7 million. At the same time, the Company terminated its previously existing credit agreement, which consisted of a $1.25 billion revolving credit facility and a $500 million term loan facility, and repaid amounts outstanding under the term loan facility of $453.1 million. Together with the offering of the 2027 Notes, these transactions extended the Company's maturity profile and increased its operational flexibility and borrowing capacity.
In 2018, there were no borrowings or repayments under the Revolving Credit Facility. In 2017, aggregate borrowings and repayments under the Revolving Credit Facility and the prior revolving credit facility were $109.5 million. In 2016, there were no borrowings or repayments under the prior revolving credit facility.
As of December 31, 2018 and 2017, there were no borrowings outstanding under the Revolving Credit Facility.
In 2018, the Company made required principal payments of $6.3 million under the Term Loan Facility. In 2017, the Company made required principal payments of $1.6 million under the Term Loan Facility. In addition, the Company made principal payments of $468.7 million under the prior term loan facility, of which $453.1 million were made in connection with the Credit Agreement described above. In 2016, the Company made required principal payments of $21.9 million under the prior term loan facility.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Advances under the Revolving Credit Facility and the Term Loan Facility generally bear interest based on (i) the Eurocurrency Rate (as defined in the Credit Agreement) or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin, determined in accordance with a pricing grid. As of December 31, 2018, the ranges and rates are as follows (in percentages):

	Eurocurrency Rate			Base Rate
	Minimum	Maximum	Rate as of December 31, 2018	Minimum	Maximum	Rate as of December 31, 2018
Revolving Credit Facility	1.00%	1.60%	1.30%	0.00%	0.60%	0.30%
Term Loan Facility	1.125%	1.90%	1.50%	0.125%	0.90%	0.50%
A facility fee, which ranges from 0.125% to 0.30% of the total amount committed under the Revolving Credit Facility, is payable quarterly.
Covenants
The Credit Agreement contains various customary representations, warranties and covenants by the Company, including, without limitation, (i) covenants regarding maximum leverage, (ii) limitations on fundamental changes involving the Company or its subsidiaries and (iii) limitations on indebtedness and liens. As of December 31, 2018, the Company was in compliance with all covenants under the Credit Agreement.
Other
As of December 31, 2018, other long-term debt consists of amounts outstanding under capital leases.
Scheduled Maturities
As of December 31, 2018, scheduled maturities related to the Credit Agreement — Term Loan Facility for the five succeeding years, as of the date of this Report, are shown below (in millions):

2019	$7.8
2020	14.0
2021	14.0
2022	206.4
2023	—
(7) Income Taxes
A summary of consolidated income before provision for income taxes and equity in net income of affiliates and the components of provision for income taxes is shown below (in millions):

For the year ended December 31,	2018	2017	2016
Consolidated income before provision for income taxes and equity in net income of affiliates:
Domestic	$726.2	$449.5	$457.3
Foreign	812.2	1,077.2	881.0
	$1,538.4	$1,526.7	$1,338.3
Domestic (benefit) provision for income taxes:
Current provision	$35.0	$25.8	$46.6
Deferred (benefit) provision	91.5	(46.1)	99.2
Total domestic (benefit) provision	126.5	(20.3)	145.8
Foreign provision for income taxes:
Current provision	190.2	253.0	220.0
Deferred (benefit) provision	(4.8)	(35.2)	4.4
Total foreign provision	185.4	217.8	224.4
Provision for income taxes	$311.9	$197.5	$370.2

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21% beginning in 2018, requires companies to pay a one-time transition tax on all offshore earnings that were previously tax deferred and creates new taxes on certain foreign sourced earnings. In March 2018, the FASB issued ASU 2018-05, "Income Taxes - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." The guidance provided for a provisional one-year measurement period for entities to finalize their accounting for certain tax effects related to the Act. Accordingly, in the year ended December 31, 2018, the Company recognized a favorable adjustment to the 2017 income tax expense of $5.3 million related to the remeasurement of the December 31, 2017 deferred tax balances, the one-time transition tax and numerous other items included in the Act. The Company also analyzed the impact of several new provisions of the Act that became effective as of January 1, 2018, such as global intangible low-tax income ("GILTI") provision, foreign-derived intangible income ("FDII") deduction, a new minimum tax related to payments to foreign subsidiaries and affiliates known as base erosion anti-abuse tax ("BEAT"), interest expense limitations under Internal Revenue Code ("IRC") section 163(j), executive compensation limitations under IRC section 162(m) and various other provisions.
The domestic (benefit) provision includes withholding taxes related to dividends and royalties paid by the Company’s foreign subsidiaries, as well as state and local taxes. In 2018, 2017 and 2016, the foreign deferred (benefit) provision includes the benefit of prior unrecognized net operating loss carryforwards of $7.1 million, $11.5 million and $5.4 million, respectively.
A summary of the differences between the provision for income taxes calculated at the United States federal statutory income tax rate of 21% in 2018 and 35% in 2017 and 2016 and the consolidated provision for income taxes is shown below (in millions):

For the year ended December 31,	2018	2017	2016
Consolidated income before provision for income taxes and equity in net income of affiliates multiplied by the United States federal statutory income tax rate	$323.1	$534.4	$468.4
Differences in income taxes on foreign earnings, losses and remittances	56.6	(128.9)	(43.9)
Valuation allowance adjustments	(52.4)	(56.8)	(44.2)
Research and development and other tax credits	(9.9)	(26.8)	(2.7)
Repatriation of certain foreign earnings	—	(289.7)	—
Transition tax on accumulated foreign earnings	(15.1)	131.0	—
U.S. tax rate change and other tax reform items	9.8	42.5	—
Foreign-derived intangible income ("FDII") deduction	(27.6)	—	—
U.S. expenses apportioned to GILTI and foreign branches (1)	17.6	—	—
Tax audits and assessments	6.9	(1.4)	(1.8)
Other	2.9	(6.8)	(5.6)
Provision for income taxes	$311.9	$197.5	$370.2

(1)
This item reflects the U.S. tax impact of apportioning U.S. expenses against the GILTI and foreign branch baskets in calculating the foreign tax credit limitation resulting in no tax benefit for these expenses due to the Company’s excess foreign tax credit position in each of the GILTI and foreign branch baskets.

For the years ended December 31, 2018, 2017 and 2016, income in foreign jurisdictions with tax holidays was $107.1 million, $124.1 million and $89.7 million, respectively. Such tax holidays generally expire from 2019 through 2027.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Deferred income taxes represent temporary differences in the recognition of certain items for financial reporting and income tax purposes. A summary of the components of the net deferred income tax asset is shown below (in millions):

December 31,	2018	2017
Deferred income tax assets:
Tax loss carryforwards	$420.2	$452.9
Tax credit carryforwards	260.6	341.0
Retirement benefit plans	54.2	58.2
Accrued liabilities	136.9	144.1
Self-insurance reserves	5.3	5.9
Current asset basis differences	37.8	37.4
Long-term asset basis differences	(77.7)	(88.1)
Deferred compensation	35.9	41.4
Recoverable customer engineering, development and tooling	0.1	3.6
Undistributed earnings of foreign subsidiaries	(75.0)	(41.7)
Derivative instruments and hedging activities	0.3	3.3
Other	(2.7)	(0.4)
	795.9	957.6
Valuation allowance	(350.4)	(402.2)
Net deferred income tax asset	$445.5	$555.4
As of December 31, 2018 and 2017, the valuation allowance with respect to the Company’s deferred tax assets was $350.4 million and $402.2 million, respectively, a net decrease of $51.8 million.
Concluding that a valuation allowance is not required is difficult when there is significant negative evidence, such as cumulative losses in recent years, which is objective and verifiable. When measuring cumulative losses in recent years, the Company uses a rolling three-year period of pretax book income, adjusted for permanent differences between book and taxable income and certain other items. As of December 31, 2018, the Company continues to maintain a valuation allowance of $16.0 million with respect to certain of its U.S. deferred tax assets that, due to their nature, are not likely to be realized. In addition, the Company continues to maintain a valuation allowance of $334.4 million with respect to its deferred tax assets in several international jurisdictions.
The classification of the net deferred income tax asset is shown below (in millions):

December 31,	2018	2017
Long-term deferred income tax assets	$528.8	$646.8
Long-term deferred income tax liabilities	(83.3)	(91.4)
Net deferred income tax asset	$445.5	$555.4
As of December 31, 2018, deferred income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries since these earnings will not be taxable upon repatriation to the United States. These earnings will be primarily treated as previously taxed income from either the one-time transition tax or GILTI, or they will be offset with a 100% dividend received deduction. However, the Company continues to provide a deferred tax liability for foreign withholding tax that will be incurred with respect to the undistributed foreign earnings that are not permanently reinvested.
As of December 31, 2018, the Company had tax loss carryforwards of $1.8 billion. Of the total tax loss carryforwards, $1.5 billion have no expiration date, and $292.1 million expire between 2019 and 2029. In addition, the Company had tax credit carryforwards of $260.6 million, comprised principally of U.S. foreign tax credits, research and development credits and investment tax credits that generally expire between 2019 and 2038.
On January 1, 2018, the Company adopted ASU 2016-16, "Income Taxes - Intra-Entity Transfers of Assets Other than Inventory." The new standard requires the recognition of the income tax effects of intercompany sales and transfers of assets other than inventory in the period in which the sale or transfer occurs. The standard also requires modified retrospective adoption. Accordingly, the Company recognized a deferred tax asset of $2.3 million and a corresponding credit to retained earnings in conjunction with the adoption. The effects of adopting the other provisions of ASU 2016-16 were not significant.
On January 1, 2017, the Company adopted ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." The new standard requires that the tax impact related to the difference between share-based compensation for book and tax purposes

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

be recognized as income tax benefit or expense in the Company’s consolidated statement of income in the reporting period in which such awards vest. The standard also required a modified retrospective adoption for previously unrecognized excess tax benefits. Accordingly, the Company recognized a deferred tax asset of $52.9 million and a corresponding credit to retained earnings in conjunction with the adoption. The effects of adopting the other provisions of ASU 2016-09 were not significant.
As of December 31, 2018 and 2017, the Company’s gross unrecognized tax benefits were $36.7 million and $33.2 million (excluding interest and penalties), respectively, all of which, if recognized, would affect the Company’s effective tax rate. The gross unrecognized tax benefits are recorded in other long-term liabilities.
A summary of the changes in gross unrecognized tax benefits is shown below (in millions):

For the year ended December 31,	2018	2017	2016
Balance at beginning of period	$33.2	$29.5	$30.4
Additions based on tax positions related to current year	7.9	5.4	4.0
Additions (reductions) based on tax positions related to prior years	0.1	(0.3)	(0.9)
Settlements	—	(0.8)	—
Statute expirations	(2.7)	(2.2)	(2.9)
Foreign currency translation	(1.8)	1.6	(1.1)
Balance at end of period	$36.7	$33.2	$29.5
The Company recognizes interest and penalties with respect to unrecognized tax benefits as income tax expense. As of December 31, 2018 and 2017, the Company had recorded gross reserves of $11.8 million and $9.9 million, respectively, related to interest and penalties, all of which, if recognized, would affect the Company’s effective tax rate.
The Company operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subject to review by both domestic and foreign tax authorities. During the next twelve months, it is reasonably possible that, as a result of audit settlements, the conclusion of current examinations and the expiration of the statute of limitations in multiple jurisdictions, the Company may decrease the amount of its gross unrecognized tax benefits by $4.2 million, all of which, if recognized, would affect the Company’s effective tax rate. The gross unrecognized tax benefits subject to potential decrease involve issues related to transfer pricing and various other tax items in multiple jurisdictions. However, as a result of ongoing examinations, tax proceedings in certain countries, additions to the gross unrecognized tax benefits for positions taken and interest and penalties, if any, arising in 2019, it is not possible to estimate the potential net increase or decrease to the Company’s gross unrecognized tax benefits during the next twelve months.
The Company considers its significant tax jurisdictions to include China, Germany, Italy, Mexico, Poland, Spain, the United Kingdom and the United States. The Company or its subsidiaries generally remain subject to income tax examination in certain U.S. state and local jurisdictions for years after 2012. Further, the Company or its subsidiaries remain subject to income tax examination in Spain for years after 2005, in Mexico for years after 2006, in Italy and Poland for years after 2012, in China and the United Kingdom for years after 2014 and in the United States generally for years after 2016.
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
Obligations and Funded Status
A reconciliation of the change in benefit obligation and the change in plan assets for the years ended December 31, 2018 and 2017, is shown below (in millions):

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Pension				Other Postretirement
	December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Change in benefit obligation:
Benefit obligation at beginning of period	$558.0	$490.6	$548.2	$442.5	$56.6	$41.2	$64.7	$38.8
Service cost	0.1	6.9	0.1	7.3	—	0.4	0.1	0.5
Interest cost	19.8	14.7	21.8	15.0	1.9	1.4	2.4	1.5
Amendments and settlements	—	0.7	—	—	—	—	—	—
Actuarial (gain) loss	(43.1)	(21.8)	13.5	11.7	(1.8)	(3.9)	(4.5)	(0.7)
Benefits paid	(23.6)	(21.3)	(25.6)	(23.6)	(4.3)	(1.6)	(4.0)	(1.6)
Annuity purchase (1)	(73.2)	—	—	—	—	—	—	—
Curtailment	—	0.4	—	0.8	—	—	(2.1)	(0.2)
Special termination benefits	—	—	—	—	—	—	—	0.1
Translation adjustment	—	(33.1)	—	36.9	—	(3.2)	—	2.8
Benefit obligation at end of period	$438.0	$437.1	$558.0	$490.6	$52.4	$34.3	$56.6	$41.2

	Pension				Other Postretirement
	December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Change in plan assets:
Fair value of plan assets at beginning of period	$438.2	$406.4	$412.6	$367.1	$—	$—	$—	$—
Actual return on plan assets	(13.7)	(11.7)	49.1	28.2	—	—	—	—
Employer contributions	2.9	7.3	2.1	7.5	4.3	1.6	4.0	1.6
Benefits paid	(23.6)	(21.3)	(25.6)	(23.6)	(4.3)	(1.6)	(4.0)	(1.6)
Annuity purchase (1)	(73.2)	—	—	—	—	—	—	—
Translation adjustment	—	(28.9)	—	27.2	—	—	—	—
Fair value of plan assets at end of period	$330.6	$351.8	$438.2	$406.4	$—	$—	$—	$—

Funded status	$(107.4)	$(85.3)	$(119.8)	$(84.2)	$(52.4)	$(34.3)	$(56.6)	$(41.2)

	Pension				Other Postretirement
	December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Amounts recognized in the consolidated balance sheet:
Other long-term assets	$—	$29.0	$0.1	$38.1	$—	$—	$—	$—
Accrued liabilities	(2.3)	(2.9)	(2.1)	(2.9)	(3.9)	(1.5)	(4.2)	(1.5)
Other long-term liabilities	(105.1)	(111.4)	(117.8)	(119.4)	(48.5)	(32.8)	(52.4)	(39.7)

(1)	See Annuity Purchase below for further discussion
Accumulated Benefit Obligation
As of December 31, 2018 and 2017, the accumulated benefit obligation for all of the Company’s pension plans was $864.1 million and $1,034.7 million, respectively.
As of December 31, 2018 and 2017, the majority of the Company's pension plans had accumulated benefit obligations in excess of plan assets. Information related to pension plans with accumulated benefit obligations in excess of plan assets is shown

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

below (in millions):

December 31,	2018	2017
Projected benefit obligation	$635.0	$768.1
Accumulated benefit obligation	624.0	754.1
Fair value of plan assets	414.2	525.7
Annuity Purchase and Lump-Sum Payout
In 2018, the Company entered into a purchase agreement for group annuity contracts ("Annuity Purchase") for certain terminated vested plan participants of its U.S. defined benefit pension plans. The transaction reduces the Company's future administrative costs and risks related to its U.S. defined benefit pension plans and irrevocably relieves the Company of responsibility for the pension benefit obligation for those plan participants. In connection with the Annuity Purchase, payments of $73.2 million were distributed from existing defined benefit pension plan assets, and the Company recognized a $5.4 million settlement charge.
In 2016, the Company initiated a limited lump-sum payout offer ("Lump-Sum Payout") to certain terminated vested plan participants of its U.S. defined benefit pension plans. The offer provided participants with the flexibility to receive their pension benefits early and reduces the Company's future administrative costs and risks related to its U.S. defined benefit pension plans. Under this offer, eligible plan participants were able to voluntarily elect an early payout of their pension benefits, primarily in the form of a lump-sum payment equal to the present value of the participant’s pension benefits. In connection with the Lump-Sum Payout, the Company recognized a $34.2 million non-cash settlement charge.
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
Pretax amounts recognized in other comprehensive income (loss) for the years ended December 31, 2018 and 2017, are shown below (in millions):

	Pension				Other Postretirement
	December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial gains (losses) recognized:
Reclassification adjustments	$2.0	$6.2	$2.6	$5.1	$(2.2)	$0.2	$(2.6)	$0.3
Actuarial gain (loss) arising during the period	2.1	(11.2)	11.4	(6.0)	1.8	3.9	4.5	0.7
Effect of curtailment	—	—	—	—	—	—	2.1	0.2
Effect of settlements	5.7	—	0.2	0.8	—	—	—	—
Prior service credit recognized:
Reclassification adjustments	—	—	—	—	(0.2)	(0.3)	—	(0.4)
Prior service cost arising during the period	—	(0.6)	—	—	—	—	—	—
Translation adjustment	—	7.4	—	(8.2)	—	0.4	—	(0.4)
	$9.8	$1.8	$14.2	$(8.3)	$(0.6)	$4.2	$4.0	$0.4
In addition, the Company recognized tax expense in other comprehensive income (loss) related to its defined benefit plans of $3.0 million, $1.5 million and $7.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Pretax amounts recorded in accumulated other comprehensive loss not yet recognized in net periodic benefit cost as of December 31, 2018 and 2017, are shown below (in millions):

	Pension				Other Postretirement
	December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Net unrecognized actuarial gain (loss)	$(86.1)	$(106.8)	$(95.9)	$(109.2)	$26.6	$(0.9)	$27.0	$(5.4)
Prior service (cost) credit	—	(0.6)	—	—	1.9	0.3	2.1	0.6
	$(86.1)	$(107.4)	$(95.9)	$(109.2)	$28.5	$(0.6)	$29.1	$(4.8)

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Pretax amounts recorded in accumulated other comprehensive loss as of December 31, 2018, that are expected to be recognized as components of net periodic benefit cost in the year ending December 31, 2019, are shown below (in millions):

	Pension		Other Postretirement
	U.S.	Foreign	U.S.	Foreign
Net unrecognized actuarial gain (loss)	$(1.8)	$5.6	$2.3	$—
Prior service credit	—	—	0.2	0.2
	$(1.8)	$5.6	$2.5	$0.2
The Company uses the corridor approach when amortizing actuarial gains and losses. Under the corridor approach, net unrecognized actuarial gains and losses in excess of 10% of the greater of i) the projected benefit obligation or ii) the fair value of plan assets are amortized over future periods. For plans with little to no active participants, the amortization period is the remaining average life expectancy of the participants. For plans with active participants, the amortization period is the remaining average service period of the active participants. The amortization periods range from 5 to 28 years for the Company's defined benefit pension plans and from 3 to 16 years for the Company's other postretirement benefit plans.
Net Periodic Pension and Other Postretirement Benefit Cost (Credit)
The components of the Company’s net periodic pension benefit cost are shown below (in millions):

	Year Ended December 31,
	2018		2017		2016
Pension	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$0.1	$6.9	$0.1	$7.3	$0.1	$6.5
Interest cost	19.8	14.7	21.8	15.0	29.8	15.8
Expected return on plan assets	(27.3)	(23.0)	(24.0)	(22.9)	(32.6)	(23.2)
Amortization of actuarial loss	2.0	6.2	2.6	5.1	2.7	3.1
Curtailment loss	—	0.4	—	0.9	—	—
Settlement loss	5.7	—	0.2	0.8	34.4	0.4
Net periodic benefit cost	$0.3	$5.2	$0.7	$6.2	$34.4	$2.6
The components of the Company’s net periodic other postretirement benefit cost (credit) are shown below (in millions):

	Year Ended December 31,
	2018		2017		2016
Other Postretirement	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$0.4	$0.1	$0.5	$0.2	$0.5
Interest cost	1.9	1.4	2.4	1.5	3.2	1.6
Amortization of actuarial (gain) loss	(2.2)	0.2	(2.6)	0.3	(1.3)	0.2
Amortization of prior service credit	(0.2)	(0.3)	—	(0.4)	—	(0.3)
Special termination benefits	—	—	—	0.1	—	0.3
Net periodic benefit cost (credit)	$(0.5)	$1.7	$(0.1)	$2.0	$2.1	$2.3
For the year ended December 31, 2018, the Company recognized a settlement charge of $5.4 million related to its Annuity Purchase described above.
For the year ended December 31, 2017, the Company recognized pension curtailment and settlement losses of $1.7 million related to its restructuring actions (Note 4, "Restructuring").
For the year ended December 31, 2016, the Company recognized a non-cash settlement charge of $34.2 million related to its Lump-Sum Payout described above.
Accounting Standards Update
On January 1, 2018, the Company adopted ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The new standard requires the classification of the non-service cost components of net periodic benefit cost in other (income) expense, net and the classification of the service cost component in the same line item as other current employee compensation costs. The provisions of the standard were applied retrospectively. As a result, the

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

consolidated statement of income for the year ended December 31, 2016, was restated to reflect the non-cash settlement charge of $34.2 million related to the Company's Lump-Sum Payout as other (income) expense, net with corresponding decreases in cost of sales of $20.5 million and selling, general and administrative expenses of $13.7 million. The adoption of ASU 2017-07 did not impact the Company's financial statements for the year ended December 31, 2017.
Assumptions
The weighted average actuarial assumptions used in determining the benefit obligations are shown below:

	Pension		Other Postretirement
December 31,	2018	2017	2018	2017
Discount rate:
Domestic plans	4.3%	3.6%	4.2%	3.5%
Foreign plans	3.4%	3.1%	3.8%	3.5%
Rate of compensation increase:
Foreign plans	3.4%	3.3%	N/A	N/A
The weighted average actuarial assumptions used in determining the net periodic benefit cost (credit) are shown below:

For the year ended December 31,	2018	2017	2016
Pension
Discount rate:
Domestic plans	3.6%	4.1%	4.4%
Foreign plans	3.1%	3.3%	3.8%
Expected return on plan assets:
Domestic plans	6.5%	7.3%	7.5%
Foreign plans	5.9%	6.3%	6.3%
Rate of compensation increase:
Foreign plans	3.3%	3.3%	3.3%
Other postretirement
Discount rate:
Domestic plans	3.5%	3.9%	4.2%
Foreign plans	3.5%	3.9%	4.2%
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
Healthcare Trend Rate
Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. As of December 31, 2018, the sensitivity to a 100 basis point ("bp") change in the assumed healthcare cost trend rates is shown below (in millions):

	Postretirement Benefit Obligation	Net Periodic Postretirement Cost
100 bp increase in healthcare cost trend rates	$11.1	$0.6
100 bp decrease in healthcare cost trend rates	$(9.2)	$(0.5)

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The assumed healthcare cost trend rates used to measure the postretirement benefit obligation as of December 31, 2018, are shown below:

	U.S. Plans	Foreign Plans
Initial healthcare cost trend rate	7.0%	5.0%
Ultimate healthcare cost trend rate	4.5%	4.0%
Year ultimate healthcare cost trend rate achieved	2028	2040
Plan Assets
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s pension plan assets measured at fair value on a recurring basis as of December 31, 2018 and 2017, are shown below (in millions):

	December 31, 2018
	Total	Level 1	Level 2	Level 3	Valuation Technique
U.S. Plans:
Equity securities -
Mutual funds	$89.1	$74.4	$14.7	$—	Market
Common stock	61.2	33.6	27.6	—	Market
Fixed income -
Mutual funds	78.6	78.6	—	—	Market
Corporate bonds	47.7	—	47.7	—	Market
Government obligations	1.0	—	1.0	—	Market
Preferred stock	1.3	0.8	0.5	—	Market
Cash and short-term investments	4.2	0.2	4.0	—	Market
Assets at fair value	283.1	$187.6	$95.5	$—
Investments measured at net asset value -
Alternative investments	47.5
Assets at fair value	$330.6
Foreign Plans:
Equity securities -
Equity funds	$138.1	$—	$138.1	$—	Market
Common stock	58.3	58.3	—	—	Market
Fixed income -
Fixed income funds	28.2	—	28.2	—	Market
Corporate bonds	32.9	—	32.9	—	Market
Government obligations	52.8	—	52.8	—	Market
Cash and short-term investments	7.4	4.0	3.4	—	Market
Assets at fair value	317.7	$62.3	$255.4	$—
Investments measured at net asset value -
Alternative investments	34.1
Assets at fair value	$351.8

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	December 31, 2017
	Total	Level 1	Level 2	Level 3	Valuation Technique
U.S. Plans:
Equity securities -
Mutual funds	$149.6	$149.6	$—	$—	Market
Common stock	80.5	54.9	25.6	—	Market
Fixed income -
Mutual funds	101.6	101.6	—	—	Market
Corporate bonds	24.8	—	24.8	—	Market
Government obligations	23.5	—	23.5	—	Market
Preferred stock	1.5	1.0	0.5	—	Market
Cash and short-term investments	6.4	1.6	4.8	—	Market
Assets at fair value	387.9	$308.7	$79.2	$—
Investments measured at net asset value -
Alternative investments	50.3
Assets at fair value	$438.2
Foreign Plans:
Equity securities -
Equity funds	$163.3	$—	$163.3	$—	Market
Common stock	71.6	71.6	—	—	Market
Fixed income -
Fixed income funds	30.9	—	30.9	—	Market
Corporate bonds	37.0	—	37.0	—	Market
Government obligations	58.8	—	58.8	—	Market
Cash	9.0	3.4	5.6	—	Market
Assets at fair value	370.6	$75.0	$295.6	$—
Investments measured at net asset value -
Alternative investments	35.8
Assets at fair value	$406.4
For further information on the GAAP fair value hierarchy, see Note 14, "Financial Instruments." Pension plan assets for the foreign plans relate to the Company’s pension plans primarily in Canada and the United Kingdom.
The Company’s investment policies incorporate an asset allocation strategy that emphasizes the long-term growth of capital. The Company believes that this strategy is consistent with the long-term nature of plan liabilities and ultimate cash needs of the plans. For the domestic portfolio, the Company targets a return seeking asset (e.g., equity securities, equity mutual funds and exchange traded funds ("ETFs") and alternative investments) allocation of 45% — 65% and a risk mitigating asset (e.g., fixed income securities and fixed income mutual funds and ETFs) allocation of 35% — 55%. As the funding ratio for the defined benefit pension plans covering certain domestic employees changes, the proportion of return seeking assets will be adjusted accordingly. For the foreign portfolio, the Company targets an equity allocation of 45% — 65% of plan assets, a fixed income allocation of 25% — 45%, an alternative investment allocation of 0% — 25% and a cash allocation of 0% — 15%. Differences in the target allocations of the domestic and foreign portfolios are reflective of differences in the underlying plan liabilities. Diversification within the investment portfolios is pursued by asset class and investment management style. The investment portfolios are reviewed on a quarterly basis to maintain the desired asset allocations, given the market performance of the asset classes and investment management styles. Alternative investments are redeemable in the near term, generally with 90 days notice.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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
Contributions
In 2019, the Company's minimum required contributions to its domestic and foreign pension plans are expected to be approximately $10.0 million to $15.0 million. The Company may elect to make contributions in excess of minimum funding requirements in response to investment performance or changes in interest rates or when the Company believes that it is financially advantageous to do so and based on its other cash requirements. After 2019, the Company’s minimum funding requirements will depend on several factors, including investment performance and interest rates. The Company’s minimum funding requirements may also be affected by changes in applicable legal requirements.
Benefit Payments
As of December 31, 2018, the Company’s estimate of expected benefit payments in each of the five succeeding years and in the aggregate for the five years thereafter are shown below (in millions):

	Pension		Other Postretirement
Year	U.S.	Foreign	U.S.	Foreign
2019	$19.1	$19.4	$4.0	$1.5
2020	20.2	22.7	4.0	1.6
2021	21.0	20.1	3.9	1.7
2022	22.6	21.8	3.9	1.7
2023	23.2	20.9	3.9	1.8
Five years thereafter	122.5	124.0	18.1	10.2
Multi-Employer Pension Plans
The Company currently participates in two multi-employer pension plans, the U.A.W. Labor-Management Group Pension Plan (EIN 51-6099782-001) and UNITE Here National Retirement Fund (EIN 13-6130178-001), for certain of its employees. Contributions to these plans are based on three collective bargaining agreements. One of the agreements expires on April 24, 2020, and two of the agreements expire on July 3, 2020. Detailed information related to these plans is shown below (amounts in millions):

	Pension Protection Act Zone Status				Contributions to Multiemployer Pension Plans
Employer Identification Number ("EIN")	December 31, 2018 Certification	December 31, 2017 Certification	FIP/RP Pending or Implemented	Surcharge	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
51-6099782-001	Green	Green	Yes	No	$0.6	$0.6	$0.6
13-6130178-001	Red	Red	Yes	No	0.4	0.4	0.4
For its plan years 2018 and 2017, the Company's contributions to the U.A.W. Labor-Management Group Pension Plan represented more than 5% of the plan's total contributions.
Defined Contribution Plan
The Company also sponsors defined contribution plans and participates in government-sponsored programs in certain foreign countries. Contributions are determined as a percentage of each covered employee’s salary. For the years ended December 31, 2018, 2017 and 2016, the aggregate cost of the defined contribution plans was $13.7 million, $15.0 million and $14.4 million, respectively.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Company also has a defined contribution retirement program for its salaried employees. Contributions to this program are determined as a percentage of each covered employee’s eligible compensation. For the years ended December 31, 2018, 2017 and 2016, the Company recorded expense of $21.5 million, $21.3 million and $21.2 million, respectively, related to this program.
(9) Revenue Recognition
A summary of the Company’s revenue by reportable operating segment and geography is shown below (in millions):

For the year ended December 31,	2018
	Seating	E-Systems	Total
North America	$6,549.7	$1,110.9	$7,660.6
Europe and Africa	6,299.0	2,427.9	8,726.9
Asia	2,624.6	1,415.4	4,040.0
South America	548.6	172.4	721.0
	$16,021.9	$5,126.6	$21,148.5

For the year ended December 31,	2017
	Seating	E-Systems	Total
North America	$6,695.6	$1,092.5	$7,788.1
Europe and Africa	5,850.4	2,286.1	8,136.5
Asia	2,761.7	1,033.2	3,794.9
South America	565.3	182.2	747.5
	$15,873.0	$4,594.0	$20,467.0

For the year ended December 31,	2016
	Seating	E-Systems	Total
North America	$6,485.9	$1,037.7	$7,523.6
Europe and Africa	4,972.9	2,078.9	7,051.8
Asia	2,503.4	941.2	3,444.6
South America	394.5	143.1	537.6
	$14,356.7	$4,200.9	$18,557.6
(10) Capital Stock, Accumulated Other Comprehensive Loss and Equity
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

•	Conversion, Redemption and Preemptive Rights – Holders of common stock have no conversion, redemption, sinking fund, preemptive, subscription or similar rights.
Common Stock Share Repurchase Program
Since the first quarter of 2011, the Company's Board of Directors has authorized $5.0 billion in share repurchases under its common stock share repurchase program. As of December 31, 2018, the Company has paid $4.2 billion in aggregate for repurchases of its common stock, at an average price of $87.20 per share, excluding commissions and related fees.
Share repurchases are shown below (in millions except for shares and per share amounts):

For the Year Ended December 31	Aggregate Repurchases (1)	Cash paid for Repurchases	Number of Shares	Average Price per Share (2)
2018	$705.2	$704.9	4,308,418	$163.69
2017	$454.4	$450.5	3,014,131	$150.77
2016	$658.8	$658.8	5,816,363	$113.26
(1) 2018 includes $5.1 million of purchases prior to the increased authorization
(2) Excludes commissions
As of December 31, 2018, the Company has a remaining repurchase authorization of $799.8 million under its current common stock share repurchase program, which will expire on December 31, 2020. The Company may implement these share repurchases through a variety of methods, including, but not limited to, open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which the Company will repurchase its outstanding common stock and the timing of such repurchases will depend upon its financial condition, prevailing market conditions, alternative uses of capital and other factors.
In addition to shares repurchased under the Company’s common stock share repurchase program described above, the Company classified shares withheld from the settlement of the Company’s restricted stock unit and performance share awards to cover tax withholding requirements as common stock held in treasury in the accompanying consolidated balance sheets as of December 31, 2018 and 2017.
In 2018, the Company’s Board of Directors approved the retirement of 8 million shares of common stock held in treasury. These retired shares are reflected as authorized, but not issued, in the accompanying consolidated balance sheet as of December 31, 2018. The retirement of shares held in treasury resulted in a reduction in the par value of common stock, additional paid-in capital and retained earnings of $0.1 million, $155.9 million and $1,014.2 million, respectively. These reductions were offset by a corresponding reduction in shares held in treasury of $1,170.2 million. Accordingly, there was no effect on stockholders' equity as a result of this transaction.
In 2017, the Company’s Board of Directors approved the retirement of 8 million shares of common stock held in treasury. These retired shares are reflected as authorized, but not issued, in the accompanying consolidated balance sheets as of December 31, 2018 and 2017. The retirement of shares held in treasury resulted in a reduction in the par value of common stock, additional paid-in capital and retained earnings of $0.1 million, $155.9 million and $735.5 million, respectively. These reductions were offset by a corresponding reduction in shares held in treasury of $891.5 million. Accordingly, there was no effect on stockholders' equity as a result of this transaction.
Quarterly Dividend
In 2018, 2017 and 2016, the Company’s Board of Directors declared quarterly cash dividends of $0.70, $0.50 and $0.30, respectively, per share of common stock. In 2018, declared dividends totaled $185.8 million, and dividends paid totaled $186.3 million. In 2017, declared dividends totaled $140.3 million, and dividends paid totaled $137.7 million. In 2016, declared dividends totaled $89.1 million, and dividends paid totaled $88.8 million. Dividends payable on common shares to be distributed under the Company’s stock-based compensation program and common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings will be paid when such common shares are distributed.
Accumulated Other Comprehensive Loss
Comprehensive income is defined as all changes in the Company’s net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items recorded in equity are included in comprehensive income.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of changes in accumulated other comprehensive loss, net of tax is shown below (in millions):

For the year ended December 31,	2018	2017	2016
Defined benefit plans:
Balance at beginning of year	$(184.0)	$(192.8)	$(194.6)
Reclassification adjustments (net of tax expense of $2.4 million in 2018, $1.1 million in 2017 and $12.1 million in 2016)	9.0	4.9	25.9
Other comprehensive income (loss) recognized during the period (net of tax benefit (expense) of ($0.6) million in 2018, ($0.4) million in 2017 and $5.0 million in 2016)	2.2	3.9	(24.1)
Balance at end of year	$(172.8)	$(184.0)	$(192.8)
Derivative instruments and hedging activities:
Balance at beginning of year	$(22.9)	$(45.1)	$(38.7)
Reclassification adjustments (net of tax benefit (expense) of $4.1 million in 2018, ($3.1) million in 2017 and ($28.8) million in 2016)	(15.2)	6.4	57.9
Other comprehensive income (loss) recognized during the period (net of tax benefit (expense) of ($7.4) million in 2018, ($12.8) million in 2017 and $32.7 million in 2016)	28.4	15.8	(64.3)
Balance at end of year	$(9.7)	$(22.9)	$(45.1)
Cumulative translation adjustments:
Balance at beginning of year	$(306.5)	$(597.7)	$(496.8)
Other comprehensive income (loss) recognized during the period (net of tax benefit of $2.3 million in 2018, $— million in 2017 and $1.1 million in 2016)	(216.8)	291.2	(100.9)
Balance at end of year	$(523.3)	$(306.5)	$(597.7)
For the years ended December 31, 2018, 2017 and 2016, other comprehensive loss related to cumulative translation adjustments includes pretax gains (losses) related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future of ($1.2) million, $0.9 million and ($0.2) million, respectively.
Noncontrolling Interests
In 2018 and 2017, the Company gained control of affiliates. For further information related to these transactions, see Note 5, "Investments in Affiliates and Other Related Party Transactions." In 2016, the Company acquired the outstanding noncontrolling interests in a consolidated subsidiary, Shenyang Lear Automotive Seating and Interior Systems Co., Ltd., for $32.6 million and now owns 100% of the subsidiary.
(11) Stock-Based Compensation
The Company adopted the Lear Corporation 2009 Long-Term Stock Incentive Plan as of November 9, 2009 (as amended, the "2009 LTSIP"). The 2009 LTSIP reserves 11,815,748 shares of common stock for issuance under stock option, restricted stock, restricted stock unit, restricted unit, performance share, performance unit and stock appreciation right awards.
Under the 2009 LTSIP, the Company has granted restricted stock units and performance shares to certain of its employees. The restricted stock units and performance shares generally vest in three years following the grant date. For the years ended December 31, 2018, 2017 and 2016, the Company recognized compensation expense related to the restricted stock unit and performance share awards of $40.1 million, $68.7 million and $66.7 million, respectively. Unrecognized compensation expense related to the restricted stock unit and performance share awards of $39.1 million will be recognized over the next 1.6 years on a weighted average basis. In accordance with the provisions of the restricted stock unit and performance share awards, the Company withholds shares from the settlement of such awards to cover minimum statutory tax withholding requirements. The withheld shares are classified as common stock held in treasury in the accompanying consolidated balance sheets as of December 31, 2018 and 2017.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of restricted stock unit and performance share transactions for the year ended December 31, 2018, is shown below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2017	572,213	$109.31	1,199,570	$115.33
Granted	141,439	$168.86	274,026	$179.40
Distributed (vested)	(162,144)		(453,956)
Cancelled	(34,177)		(98,934)
Outstanding as of December 31, 2018 (1)	517,331	$125.30	920,706	$139.56

Vested or expected to vest as of December 31, 2018	517,331		651,244

(1)	Outstanding performance shares are reflected at the maximum possible payout that may be earned during the relevant performance periods.
The grant date fair values of restricted stock units and performance shares are based on the share price on the grant date. The weighted average grant date fair value of restricted stock units granted in 2017 and 2016 was $142.14 and $120.42, respectively. The weighted average grant date fair value of performance shares granted in 2017 and 2016 was $132.94 and $119.99, respectively.
(12) Commitments and Contingencies
Legal and Other Contingencies
As of December 31, 2018 and 2017, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $11.0 million and $25.8 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of the changes in reserves for product liability and warranty claims for each of the periods in the two years ended December 31, 2018, is shown below (in millions):

Balance as of January 1, 2017	$49.1
Expense, net, including changes in estimates	13.3
Settlements	(19.6)
Foreign currency translation and other	3.7
Balance as of December 31, 2017	46.5
Expense, net, including changes in estimates	8.6
Settlements	(25.3)
Foreign currency translation and other	(1.3)
Balance as of December 31, 2018	$28.5
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
As of December 31, 2018 and 2017, the Company had recorded environmental reserves of $9.0 million. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
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
Employees
Approximately 48% of the Company’s employees are members of industrial trade unions and are employed under the terms of various labor agreements. Labor agreements covering approximately 72% of the Company’s global unionized workforce of approximately 81,400 employees, including labor agreements in the United States and Canada covering less than 1% of the Company’s global unionized workforce, are scheduled to expire in 2019. Management does not anticipate any significant difficulties with respect to the renewal of these agreements.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Lease Commitments
A summary of lease commitments as of December 31, 2018, under non-cancelable operating leases with terms exceeding one year is shown below (in millions):

2019	$124.7
2020	94.6
2021	74.7
2022	56.7
2023	43.7
Thereafter	161.7
Total	$556.1
The Company’s operating leases cover principally buildings and transportation equipment. For the years ended December 31, 2018, 2017 and 2016, rent expense was $163.8 million, $144.7 million and $126.4 million, respectively.
(13) Segment Reporting
A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Year Ended December 31, 2018
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$16,021.9	$5,126.6	$—	$21,148.5
Segment earnings (1)	1,263.6	628.5	(238.0)	1,654.1
Depreciation and amortization	323.5	146.2	14.7	484.4
Capital expenditures	459.8	208.4	8.8	677.0
Total assets	6,857.5	2,452.0	2,291.2	11,600.7

	Year Ended December 31, 2017
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$15,873.0	$4,594.0	$—	$20,467.0
Segment earnings (1)	1,250.8	641.6	(284.1)	1,608.3
Depreciation and amortization	289.5	123.4	14.8	427.7
Capital expenditures	398.3	176.3	19.9	594.5
Total assets	7,303.4	2,268.0	2,374.5	11,945.9

	Year Ended December 31, 2016
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$14,356.7	$4,200.9	$—	$18,557.6
Segment earnings (1)	1,136.0	591.3	(265.9)	1,461.4
Depreciation and amortization	258.1	107.6	12.5	378.2
Capital expenditures	341.6	162.4	24.3	528.3

(1)	For a definition of segment earnings, see Note 2, "Summary of Significant Accounting Policies — Segment Reporting."
For the year ended December 31, 2018, segment earnings include restructuring charges of $62.3 million, $20.9 million and $4.8 million in the Seating and E-Systems segments and in the other category, respectively (Note 4, "Restructuring").
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

For the year ended December 31, 2016, segment earnings for the other category were restated in connection with the 2018 adoption of ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," to exclude the non-cash settlement charge of $34.2 million related to the Company's lump-sum payout to certain terminated vested plan participants of its U.S. defined benefit pension plans (Note 8, "Pension and Other Postretirement Benefit Plans").
A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

For the year ended December 31,	2018	2017	2016
Segment earnings	$1,892.1	$1,892.4	$1,727.3
Corporate and regional headquarters and elimination of intercompany activity ("Other")	(238.0)	(284.1)	(265.9)
Consolidated income before interest, other expense, provision for income taxes and equity in net income of affiliates	1,654.1	1,608.3	1,461.4
Interest expense	84.1	85.7	82.5
Other (income) expense, net	31.6	(4.1)	40.6
Consolidated income before provision for income taxes and equity in net income of affiliates	$1,538.4	$1,526.7	$1,338.3
Revenues from external customers and tangible long-lived assets for each of the geographic areas in which the Company operates is shown below (in millions):

For the year ended December 31,	2018	2017	2016
Revenues from external customers
United States	$3,717.7	$3,955.1	$4,186.0
Mexico	3,236.9	3,170.9	2,684.4
China	2,781.5	2,519.3	2,277.6
Germany	2,187.2	2,139.4	2,076.0
Other countries	9,225.2	8,682.3	7,333.6
Total	$21,148.5	$20,467.0	$18,557.6

December 31,	2018	2017
Tangible long-lived assets:
United States	$422.9	$385.4
Mexico	617.1	549.0
China	344.4	307.3
Germany	183.3	182.4
Other countries	1,030.4	1,035.3
Total	$2,598.1	$2,459.4
The following is a summary of the percentage of revenues from major customers:

For the year ended December 31,	2018	2017	2016
General Motors	18.1%	18.0%	20.9%
Ford	15.6%	18.3%	21.0%
BMW	6.9%	8.1%	10.1%

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(14) Financial Instruments
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

December 31,	2018	2017
Estimated aggregate fair value (1)	$1,921.6	$2,033.5
Aggregate carrying value (1) (2)	1,967.2	1,973.4
(1) Term Loan Facility and Notes (excludes "other" debt)
(2) Excludes the impact of unamortized original issue discount and debt issuance costs
Cash, Cash Equivalents and Restricted Cash
On January 1, 2018, the Company adopted ASU 2016-18, "Restricted Cash." The new standard requires that changes in restricted cash be reflected with changes in cash and cash equivalents on the statement of cash flows and that a reconciliation of cash and cash equivalents presented on the balance sheet to cash, cash equivalents and restricted cash presented on the statement of cash flows be provided. The provisions of the standard were applied retrospectively, and the effects of adoption were not significant.
The Company has cash that is legally restricted as to use or withdrawal. A reconciliation of cash and cash equivalents reported on the accompanying consolidated balance sheets to cash, cash equivalents and restricted cash reported on the consolidated statements of cash flows is shown below (in millions):

December 31,	2018	2017	2016
Balance sheet - cash and cash equivalents	$1,493.2	$1,500.4	$1,271.6
Restricted cash included in other current assets	8.7	—	—
Restricted cash included in other long-term assets	17.9	—	—
Statement of cash flows - cash, cash equivalents and restricted cash	$1,519.8	$1,500.4	$1,271.6
Marketable Equity Securities
Marketable equity securities, which the Company accounts for under the fair value option, are included in the accompanying consolidated balance sheets as shown below (in millions):

December 31,	2018	2017
Other current assets	$4.8	$3.2
Other long-term assets	42.5	40.6
	$47.3	$43.8
Unrealized gains and losses arising from changes in the fair value of the marketable equity securities are recognized in other (income) expense, net in the accompanying consolidated statements of income. The fair value of the marketable equity securities is determined by reference to quoted market prices in active markets (Level 1 input based on the GAAP fair value hierarchy).
Derivative Instruments and Hedging Activities
Foreign Exchange
The Company uses forwards, swaps and other derivative contracts to reduce the effects of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce exposure to fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, various European currencies, the Thai baht, the Chinese renminbi, the Japanese yen and the Philippine peso.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The notional amount, estimated fair value and related classification in the accompanying consolidated balance sheets of the Company's foreign currency derivative contracts are shown below (in millions, except for maturities):

December 31,	2018	2017
Fair value of foreign currency contracts designated as cash flow hedges:
Other current assets	$20.6	$16.9
Other long-term assets	2.8	1.3
Other current liabilities	(8.4)	(28.4)
Other long-term liabilities	(2.0)	(8.0)
	13.0	(18.2)
Notional amount	$1,499.0	$1,538.5
Outstanding maturities in months, not to exceed	24	24
Fair value of foreign currency contracts not designated as hedging instruments:
Other current assets	6.1	1.8
Other current liabilities	(4.8)	(6.4)
	1.3	(4.6)
Notional amount	$654	$681.1
Outstanding maturities in months, not to exceed	12	12
Total fair value	$14.3	$(22.8)
Total notional amount	$2,153.0	$2,219.6
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
The notional amount, estimated fair value and related classification in the accompanying consolidated balance sheet of the Company's interest rate swap contracts are shown below (in millions, except for maturities):

December 31,	2018
Fair value of interest rate swap contracts designated as cash flow hedges:
Other current liabilities	$14.7
Notional amount	$500.0
Outstanding maturities in months, not to exceed	3
Accumulated Other Comprehensive Loss - Derivative Instruments and Hedging Activities
Pretax amounts related to derivative contracts designated as cash flow hedges that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

For the year ended December 31,	2018	2017	2016
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign currency contracts	$50.5	$28.8	$(96.8)
Interest rate swap contracts	(14.7)	—	—
	35.8	28.8	(96.8)

Foreign currency contract (gains) losses reclassified from accumulated other comprehensive loss to:
Net sales	2.3	2.1	4.8
Cost of sales	(21.6)	7.4	81.9
	(19.3)	9.5	86.7
Comprehensive income (loss)	$16.5	$38.3	$(10.1)

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

As of December 31, 2018 and 2017, pretax net losses of $1.7 million and $18.2 million, respectively, related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. During the next twelve month period, the Company expects to reclassify into earnings net gains of $11.1 million recorded in accumulated other comprehensive loss as of December 31, 2018. Such gains will be reclassified at the time that the underlying hedged transactions are realized.
For the years ended December 31, 2018, 2017 and 2016, the Company recognized tax benefits (expense) of ($3.3) million, ($15.9) million and $3.9 million, respectively, in other comprehensive income (loss) related to its derivative instruments and hedging activities.
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
Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017, are shown below (in millions):

	December 31, 2018
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$14.3	Market / Income	$—	$14.3	$—
Interest rate swap contracts	Recurring	(14.7)	Market / Income	—	(14.7)	—
Marketable equity securities	Recurring	47.3	Market	47.3	—	—

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	December 31, 2017
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$(22.8)	Market / Income	$—	$(22.8)	$—
Marketable equity securities	Recurring	43.8	Market	43.8	—	—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. If an estimate of the credit spread is required, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of December 31, 2018 and 2017, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy during 2018 and 2017.
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
In 2018, as a result of the Lear FAWSN transaction, Level 3 fair value estimates related to property, plant and equipment of $11.0 million, intangible assets of $7.5 million and noncontrolling interests of $14.0 million are recorded in the accompanying consolidated balance sheet as of December 31, 2018. In addition, the Lear FAWSN transaction required a Level 3 fair value estimate related to the Company's previously held equity interest of $23 million. These Level 3 fair value estimates were determined as of the effective date of the transaction.
In 2017, as a result of the acquisition of Antolin Seating and the Lear STEC transaction, Level 3 fair value estimates related to property, plant and equipment of $95.4 million, intangible assets of $187.4 million and noncontrolling interests of $125.0 million are recorded in the accompanying consolidated balance sheets as of December 31, 2018 and 2017. In addition, the Lear STEC transaction required a Level 3 fair value estimate related to the Company's previously held equity interest of $94.0 million. These Level 3 fair value estimates were determined as of the applicable transaction date.
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
For further information on assets and liabilities measured at fair value on a non-recurring basis, see Note 2, "Summary of Significant Accounting Policies," Note 3, "Acquisitions," and Note 5, "Investments in Affiliates and Other Related Party Transactions."

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(15) Quarterly Financial Data (unaudited)
(In millions, except per share data)

	Thirteen Weeks Ended
	March 31, 2018	June 30, 2018	September 29, 2018	December 31, 2018
Net sales	$5,733.7	$5,580.8	$4,891.6	$4,942.4
Gross profit	631.4	638.1	526.3	522.5
Consolidated net income	374.2	355.0	274.7	242.8
Net income attributable to Lear	353.7	331.4	252.5	212.2
Basic net income per share attributable to Lear	5.19	4.86	3.83	3.42
Diluted net income per share attributable to Lear	5.16	4.83	3.80	3.39
In the first quarter of 2018, the Company recognized a gain of $10.0 million related to obtaining control of an affiliate, tax benefits of $35.1 million related to the reversal of valuation allowances on the deferred tax assets of a certain foreign subsidiary, $10.1 million related to share-based compensation and $4.1 million related to restructuring charges and various other items and tax expense of $22.0 million related to an increase in foreign withholding tax on certain undistributed foreign earnings. In the second quarter of 2018, the Company recognized $17.4 million related to favorable litigation settlements. In the third quarter of 2018, the Company recognized tax benefits of $6.9 million related to an adjustment to the 2017 provisional U.S. income tax expense, $7.2 million related to a tax rate change in a foreign subsidiary and $7.5 million related to restructuring charges and various other items. In the fourth quarter of 2018, the Company recognized $15.8 million related to a favorable indirect tax ruling in a foreign jurisdiction, a $5.4 million pension settlement charge related to the Company's Annuity Purchase, a tax benefit of $8.6 million related to restructuring charges and various other items and tax expense of $11.1 million to establish valuation allowances on the deferred tax assets of certain foreign subsidiaries and various other items.
For further information, see Note 5, "Investments in Affiliates and Other Related Party Transactions," Note 7, "Income Taxes," and Note 8, "Pension and Other Postretirement Benefit Plans."

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
In the third quarter of 2017, the Company recognized a gain of $54.2 million related to obtaining control of an affiliate and a loss of $21.2 million related to the extinguishment of debt. In the first, second and third quarters of 2017, the Company recognized net tax benefits of $19.1 million, $35.3 million and $14.0 million, respectively, related to share-based compensation, the reversal of valuation allowances, the redemption of senior notes due 2023, restructuring charges and various other items. In the fourth quarter of 2017, the Company recognized net tax benefits of $146.4 million, comprised of $289.7 million of foreign tax credits on repatriated earnings and $30.2 million of other discrete tax benefits, offset by a $131.0 million one-time transition tax on accumulated foreign earnings and $42.5 million of tax expense to reflect the new U.S. corporate tax rate and other tax reform changes to the Company's deferred tax accounts.
For further information see, Note 5, "Investments in Affiliates and Other Related Party Transactions," Note 6, "Debt," and Note 7, "Income Taxes."

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(16) Accounting Pronouncements
Standards Adopted in 2018
On January 1, 2018, the Company adopted the ASUs summarized below:

Standards Adopted	Description	Effective Date
ASU 2014-09, Revenue from Contracts with Customers
The standard replaces existing revenue recognition guidance and requires additional financial statement disclosures. See Note 2, "Summary of Significant Accounting Policies," and Note 9, "Revenue Recognition."
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
January 1, 2018
ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other than Inventory
The standard requires the recognition of the income tax effects of intercompany sales and transfers (other than inventory) in the period in which the sale or transfer occur. See Note 7, "Income Taxes."
January 1, 2018
ASU 2016-18, Restricted Cash	The standard provides guidance on the presentation of restricted cash on the statement of cash flows. See Note 14, "Financial Instruments."	January 1, 2018
ASU 2017-01, Clarifying the Definition of a Business	The standard provides a new framework to use when determining if a set of assets and activities is a business. The effects of adoption were not significant.	January 1, 2018
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
January 1, 2018
ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities
The standard contains changes intended to better portray the economic results of hedging activities, as well as targeted improvements to simplify hedge accounting. The Company elected to early adopt the standard effective January 1, 2018. See Note 14, "Financial Instruments."
January 1, 2018
ASU 2018-05, Income Taxes - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118	The standard provides guidance for companies that may not have completed their accounting for the income tax effects of the Act in the period of enactment. See Note 7, "Income Taxes."	January 1, 2018
Standards Effective After 2018
Leasing
In February 2016, the FASB issued ASU 2016-02, "Leases." The standard requires lessees to record right-of-use assets and corresponding liabilities on the balance sheet, as well as disclose key information about leasing arrangements. The Company has elected the package of practical expedients, excluding the lease term hindsight, as permitted by the transition guidance. The Company has made an accounting policy election to exempt leases with an initial term of twelve months or less from balance sheet recognition. Instead, short-term leases will be expensed over the lease term.
The Company will adopt the standard January 1, 2019, by applying the modified retrospective method without restatement of comparative periods' financial information, as permitted by the transition guidance. The impact of adoption will result in the recognition of right-of-use assets estimated in the range of $415 million to $465 million, with corresponding lease liabilities of the same amount. The standard will not have a significant impact on the Company's consolidated results of operations and cash flows.
For additional information on the Company’s operating lease commitments, see Note 12, "Commitments and Contingencies."
Other Standards Effective After 2018
The Company has considered the ASUs summarized below, effective after 2018, none of which are expected to significantly impact its financial statements:

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Standards Pending Adoption	Description	Effective Date
ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	The standard allows for the reclassification of "stranded" tax effects as a result of the Act from accumulated other comprehensive income to retained earnings.	January 1, 2019
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
January 1, 2020
ASU 2018-17, Related Party Guidance for Variable Interest Entities	The standard changes how entities evaluate decision making fees under the variable interest guidance.	January 1, 2020
ASU 2018-18, Collaborative Arrangements	The standard requires certain transactions between participants in a collaborative arrangement to be accounted for as revenue under the new revenue standard when the participant is a customer.	January 1, 2020
ASU 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans
The standard requires specific disclosures for defined benefit plans, including the weighted average interest credit rate for cash balance plans and reasons for significant gains and losses affecting the benefit obligation and plan assets. The standard also eliminates certain other disclosures.
January 1, 2021

LEAR CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2018
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$41.8	$11.4	$(17.5)	$(2.5)	$33.2
Allowance for deferred tax assets	402.2	24.5	(56.7)	(19.6)	350.4
Total	$444.0	$35.9	$(74.2)	$(22.1)	$383.6

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2017
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$32.8	$16.4	$(3.7)	$(3.7)	$41.8
Allowance for deferred tax assets	445.6	25.0	(91.9)	23.5	402.2
Total	$478.4	$41.4	$(95.6)	$19.8	$444.0

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2016
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$34.4	$12.0	$(12.7)	$(0.9)	$32.8
Allowance for deferred tax assets	495.7	8.6	(53.6)	(5.1)	445.6
Total	$530.1	$20.6	$(66.3)	$(6.0)	$478.4

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

(b)	Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

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

(d)	Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Equity Compensation Plan Information

As of December 31, 2018	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,438,037	(1)	$—	(2)	2,492,347
Equity compensation plans not approved by security holders	—		—		—
Total	1,438,037		$—		2,492,347

(1)
Includes 517,331 of outstanding restricted stock units and 920,706 of outstanding performance shares. Outstanding performance shares are reflected at the maximum possible payout that may be earned during the relevant performance periods.

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
Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Equity for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements
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

4.3
Indenture, dated August 17, 2017, among the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 14, 2017).

4.4
First Supplemental Indenture, dated August 17, 2017, among the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 14, 2017).

10.1	*
Lear Corporation 2009 Long-Term Stock Incentive Plan, amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.2	*
Lear Corporation Pension Equalization Program, as amended through August 15, 2003 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.3	*
First Amendment to the Lear Corporation Pension Equalization Program, dated as of December 21, 2006 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.4	*
Second Amendment to the Lear Corporation Pension Equalization Program, dated as of May 9, 2007 (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.5	*
Third Amendment to the Lear Corporation Pension Equalization Program, effective as of December 18, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 18, 2007).

10.6	*
Lear Corporation Outside Directors Compensation Plan, amended and restated effective January 1, 2016 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.7	*
Lear Corporation Outside Directors Compensation Plan - Form of Cash Retainer Deferral Election, effective as of September 13, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.8	*
Form of 2018 Restricted Stock Unit "Career Shares" Award Agreement under the Lear Corporation 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.9	*
Form of Performance Share Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.10	*
Form of 2016 Restricted Stock Unit Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.11	*
Form of 2016 Performance Share Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

	10.12	*
Lear Corporation Salaried Retirement Restoration Program (f/k/a Lear Corporation PSP Excess Plan), amended and restated effective December 29, 2017 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

	10.13	*
Form of 2016 Restricted Stock Unit "Career Shares" Award Agreement under the Lear Corporation 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

	10.14	*
Form of 2018 Restricted Stock Unit Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

	10.15	*
Second Amended and Restated Employment Agreement, dated November 15, 2017, between the Company and Matthew J. Simoncini (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

	10.16	*
Employment Agreement, dated March 15, 2012, between the Company and Jeffrey H. Vanneste (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

	10.17	*
Second Amended and Restated Employment Agreement, dated March 1, 2018, between the Company and Frank C. Orsini (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 1, 2018).

	10.18	*
Second Amended and Restated Employment Agreement, dated February 14, 2018, between the Company and Raymond E. Scott (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 14, 2018).

	10.19	*
Amended and Restated Employment Agreement, dated September 11, 2013, between the Company and Terrence B. Larkin (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2013).

	10.20	*	Employment Agreement, dated March 1, 2018, between the Company and Jeneanne M. Hanley (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 1, 2018).

**	10.21	*	Employment Agreement, dated April 2, 2012, between the Company and Thomas A. DiDonato.

	10.22	*
Lear Corporation Annual Incentive Plan (Amended and Restated as of January 1, 2014) (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 1, 2014).

	10.23	*
First Amendment to the Lear Corporation 2009 Long-Term Stock Incentive Plan (amended and restated as of January 1, 2014), effective as of January 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2017).

10.24
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

	10.25	*
First Amendment to the Lear Corporation Annual Incentive Plan (amended and restated as of January 1, 2014), effective February 9, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2017).

	10.26	*
Statement on Confidential Information, effective as of August 9, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

	10.27	*
First Amendment to the Lear Corporation Outside Directors Compensation Plan, effective September 13, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

	10.28	*
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

***	101.INS		XBRL Instance Document.

***	101.SCH		XBRL Taxonomy Extension Schema Document.

***	101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.

***	101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

***	101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

***	101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
______________________
*        Compensatory plan or arrangement.
**        Filed herewith.
***        Submitted electronically with the Report.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 5, 2019.

Lear Corporation

By:	/s/ Raymond E. Scott
Raymond E. Scott
President and Chief Executive Officer and a Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Lear Corporation and in the capacities indicated on February 5, 2019.

/s/ Raymond E. Scott	/s/ Jonathan F. Foster
Raymond E. Scott	Jonathan F. Foster
President and Chief Executive Officer and a Director	a Director
(Principal Executive Officer)

/s/ Jeffrey H. Vanneste	/s/ Mary Lou Jepsen
Jeffrey H. Vanneste	Mary Lou Jepsen
Senior Vice President and Chief Financial Officer	a Director
(Principal Financial Officer)

/s/ Amy A. Doyle	/s/ Kathleen A. Ligocki
Amy A. Doyle	Kathleen A. Ligocki
Vice President and Chief Accounting Officer	a Director
(Principal Accounting Officer)

/s/ Richard H. Bott	/s/ Conrad L. Mallett, Jr.
Richard H. Bott	Conrad L. Mallett, Jr.
a Director	a Director

/s/ Thomas P. Capo	/s/ Gregory C. Smith
Thomas P. Capo	Gregory C. Smith
a Director	a Director

/s/ Mei-Wei Cheng	/s/ Henry D.G. Wallace
Mei-Wei Cheng	Henry D.G. Wallace
a Director	Non-Executive Chairman of the Board of Directors and
a Director