Form 10-Q
period 2019-03-30
LEAR CORP
filed 2019-04-26
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 23, 2019, the number of shares outstanding of the registrant’s common stock was 62,261,160 shares.

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 30, 2019

LEAR CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We have prepared the unaudited condensed consolidated financial statements of Lear Corporation and subsidiaries pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended December 31, 2018.
The financial information presented reflects all adjustments (consisting of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations, cash flows and financial position for the interim periods presented. These results are not necessarily indicative of a full year’s results of operations.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 30, 2019 (1)	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,199.4	$1,493.2
Accounts receivable	3,468.8	2,880.3
Inventories	1,200.5	1,196.8
Other	728.9	710.2
Total current assets	6,597.6	6,280.5
LONG-TERM ASSETS:
Property, plant and equipment, net	2,593.3	2,598.1
Goodwill	1,406.3	1,405.3
Other	1,764.8	1,316.8
Total long-term assets	5,764.4	5,320.2
Total assets	$12,362.0	$11,600.7

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$14.9	$9.9
Accounts payable and drafts	3,094.4	2,862.8
Accrued liabilities	1,791.3	1,615.0
Current portion of long-term debt	13.8	12.9
Total current liabilities	4,914.4	4,500.6
LONG-TERM LIABILITIES:
Long-term debt	1,938.6	1,941.0
Other	958.7	640.4
Total long-term liabilities	2,897.3	2,581.4

Redeemable noncontrolling interest	156.6	158.1

EQUITY:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 64,563,291 shares issued as of March 30, 2019 and December 31, 2018	0.6	0.6
Additional paid-in capital	961.5	1,017.4
Common stock held in treasury, 2,147,928 and 1,623,678 shares as of March 30, 2019 and December 31, 2018, respectively, at cost	(305.6)	(225.1)
Retained earnings	4,300.3	4,113.6
Accumulated other comprehensive loss	(711.5)	(705.8)
Lear Corporation stockholders’ equity	4,245.3	4,200.7
Noncontrolling interests	148.4	159.9
Equity	4,393.7	4,360.6
Total liabilities and equity	$12,362.0	$11,600.7

(1)	Unaudited.
The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions, except share and per share data)

	Three Months Ended
	March 30, 2019	March 31, 2018
Net sales	$5,160.1	$5,733.7

Cost of sales	4,686.9	5,102.3
Selling, general and administrative expenses	148.3	155.4
Amortization of intangible assets	12.7	13.1
Interest expense	20.9	20.7
Other (income) expense, net	4.4	(5.6)
Consolidated income before provision for income taxes and equity in net income of affiliates	286.9	447.8
Provision for income taxes	43.1	77.7
Equity in net income of affiliates	(2.3)	(4.1)
Consolidated net income	246.1	374.2
Less: Net income attributable to noncontrolling interests	17.2	20.5
Net income attributable to Lear	$228.9	$353.7

Basic net income per share available to Lear common stockholders (Note 13)	$3.75	$5.19

Diluted net income per share available to Lear common stockholders (Note 13)	$3.73	$5.16

Cash dividends declared per share	$0.75	$0.70

Average common shares outstanding	62,818,792	67,086,326

Average diluted shares outstanding	63,123,197	67,562,452

Consolidated comprehensive income (Condensed Consolidated Statements of Equity)	$248.2	$520.0
Less: Comprehensive income attributable to noncontrolling interests	25.0	33.7
Comprehensive income attributable to Lear	$223.2	$486.3
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except share and per share data)

	Three Months Ended March 30, 2019
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings
Balance at January 1, 2019	$0.6	$1,017.4	$(225.1)	$4,113.6
Comprehensive income (loss):
Net income	—	—	—	228.9
Other comprehensive income (loss):	—	—	—	—
Total comprehensive income (loss)	—	—	—	228.9
Stock-based compensation	—	9.5	—	—
Net issuance of 280,020 shares held in treasury in settlement of stock-based compensation	—	(65.4)	37.4	(1.2)
Repurchase of 804,270 shares of common stock at average price of $146.56 per share	—	—	(117.9)	—
Dividends declared to Lear Corporation stockholders	—	—	—	(47.7)
Dividends declared to non-controlling interest holders	—	—	—	—
Redeemable non-controlling interest adjustment	—	—	—	6.7
Balance at March 30, 2019	$0.6	$961.5	$(305.6)	$4,300.3
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
(In millions, except share and per share data)

	Three Months Ended March 30, 2019
	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity	Redeemable Non-controlling Interests
Balance at January 1, 2019	$(705.8)	$4,200.7	$159.9	$4,360.6	$158.1
Comprehensive income (loss):
Net income	—	228.9	16.0	244.9	1.2
Other comprehensive income (loss):	(5.7)	(5.7)	3.8	(1.9)	4.0
Total comprehensive income (loss)	(5.7)	223.2	19.8	243.0	5.2
Stock-based compensation	—	9.5	—	9.5	—
Net issuance of 280,020 shares held in treasury in settlement of stock-based compensation	—	(29.2)	—	(29.2)	—
Repurchase of 804,270 shares of common stock at average price of $146.56 per share	—	(117.9)	—	(117.9)	—
Dividends declared to Lear Corporation stockholders	—	(47.7)	—	(47.7)	—
Dividends declared to non-controlling interest holders	—	—	(31.3)	(31.3)	—
Redeemable non-controlling interest adjustment	—	6.7	—	6.7	(6.7)
Balance at March 30, 2019	$(711.5)	$4,245.3	$148.4	$4,393.7	$156.6
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
(In millions, except share and per share data)

	Three Months Ended March 31, 2018
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings
Balance at January 1, 2018	$0.7	$1,215.4	$(724.1)	$4,171.9
Comprehensive income:
Net income	—	—	—	353.7
Other comprehensive income:	—	—	—	—
Total comprehensive income	—	—	—	353.7
Stock-based compensation	—	13.2	—	—
Net issuance of 327,498 shares held in treasury in settlement of stock-based compensation	—	(72.2)	27.8	—
Repurchase of 829,360 shares of common stock at average price of $187.41 per share	—	—	(155.4)	—
Dividends declared to Lear Corporation stockholders	—	—	—	(47.7)
Dividends declared to non-controlling interest holders	—	—	—	—
Adoption of ASU 2016-16	—	—	—	2.3
Affiliate transaction	—	—	—	—
Redeemable non-controlling interest adjustment	—	—	—	(5.4)
Acquisition of outstanding non-controlling interest	—	—	—	—
Balance at March 31, 2018	$0.7	$1,156.4	$(851.7)	$4,474.8
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
(In millions, except share and per share data)

	Three Months Ended March 31, 2018
	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity	Redeemable Non-controlling Interests
Balance at January 1, 2018	$(513.4)	$4,150.5	$142.1	$4,292.6	$153.4
Comprehensive income:
Net income	—	353.7	17.0	370.7	3.5
Other comprehensive income:	132.6	132.6	5.2	137.8	8.0
Total comprehensive income	132.6	486.3	22.2	508.5	11.5
Stock-based compensation	—	13.2	—	13.2	—
Net issuance of 327,498 shares held in treasury in settlement of stock-based compensation	—	(44.4)	—	(44.4)	—
Repurchase of 829,360 shares of common stock at average price of $187.41 per share	—	(155.4)	—	(155.4)	—
Dividends declared to Lear Corporation stockholders	—	(47.7)	—	(47.7)	—
Dividends declared to non-controlling interest holders	—	—	(19.7)	(19.7)	—
Adoption of ASU 2016-16	—	2.3	—	2.3	—
Affiliate transaction	—	—	14.0	14.0	—
Redeemable non-controlling interest adjustment	—	(5.4)	—	(5.4)	5.4
Acquisition of outstanding non-controlling interest	—	—	(3.4)	(3.4)	—
Balance at March 31, 2018	$(380.8)	$4,399.4	$155.2	$4,554.6	$170.3
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended
	March 30, 2019	March 31, 2018
Cash Flows from Operating Activities:
Consolidated net income	$246.1	$374.2
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	123.6	120.2
Net change in recoverable customer engineering, development and tooling	(15.3)	22.5
Net change in working capital items (see below)	(287.5)	(252.6)
Other, net	(15.3)	(27.5)
Net cash provided by operating activities	51.6	236.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(122.8)	(162.8)
Other, net	6.2	(25.3)
Net cash used in investing activities	(116.6)	(188.1)
Cash Flows from Financing Activities:
Credit agreement repayments	(1.6)	(1.5)
Short-term borrowings, net	4.8	—
Repurchase of common stock	(122.2)	(145.4)
Dividends paid to Lear Corporation stockholders	(49.5)	(50.7)
Dividends paid to noncontrolling interests	(31.3)	(19.2)
Other, net	(34.9)	(55.8)
Net cash used in financing activities	(234.7)	(272.6)
Effect of foreign currency translation	0.8	18.0
Net Change in Cash, Cash Equivalents and Restricted Cash	(298.9)	(205.9)
Cash, Cash Equivalents and Restricted Cash as of Beginning of Period	1,519.8	1,500.4
Cash, Cash Equivalents and Restricted Cash as of End of Period	$1,220.9	$1,294.5

Changes in Working Capital Items:
Accounts receivable	$(592.7)	$(460.7)
Inventories	(8.0)	(35.0)
Accounts payable	239.6	227.9
Accrued liabilities and other	73.6	15.2
Net change in working capital items	$(287.5)	$(252.6)

Supplementary Disclosure:
Cash paid for interest	$43.6	$45.6
Cash paid for income taxes, net of refunds received	$41.6	$63.6
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
Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended March 30, 2019.

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
In the first three months of 2019, the Company recorded charges of $54.3 million in connection with its restructuring actions. These charges consist of $48.6 million recorded as cost of sales and $5.7 million recorded as selling, general and administrative expenses. The restructuring charges consist of employee termination costs of $49.1 million, fixed asset impairment charges of $2.1 million and contract termination costs of $1.5 million, as well as other related costs of $1.6 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Fixed asset impairment charges relate to the disposal of buildings, leasehold improvements and/or machinery and equipment with carrying values of $2.1 million in excess of related estimated fair values.
The Company expects to incur approximately $51 million of additional restructuring costs related to activities initiated as of March 30, 2019, and expects that the components of such costs will be consistent with its historical experience. Any future restructuring actions will depend upon market conditions, customer actions and other factors.
A summary of 2019 activity is shown below (in millions):

	Accrual as of	2019	Utilization		Accrual as of
	January 1, 2019	Charges	Cash	Non-cash	March 30, 2019
Employee termination benefits	$103.3	$49.1	$(25.5)	$—	$126.9
Asset impairment charges	—	2.1	—	(2.1)	—
Contract termination costs	5.4	1.5	(0.8)	—	6.1
Other related costs	—	1.6	(1.6)	—	—
Total	$108.7	$54.3	$(27.9)	$(2.1)	$133.0

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(3) Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	March 30, 2019	December 31, 2018
Raw materials	$881.4	$859.4
Work-in-process	105.0	104.6
Finished goods	331.1	346.0
Reserves	(117.0)	(113.2)
Inventories	$1,200.5	$1,196.8

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

During the first three months of 2019 and 2018, the Company capitalized $58.8 million and $33.5 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During the first three months of 2019 and 2018, the Company also capitalized $47.0 million and $31.8 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets.
During the first three months of 2019 and 2018, the Company collected $95.8 million and $79.0 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer E&D and tooling costs related to long-term supply agreements is shown below (in millions):

	March 30, 2019	December 31, 2018
Current	$174.6	$160.9
Long-term	80.7	80.4
Recoverable customer E&D and tooling	$255.3	$241.3

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of property, plant and equipment is shown below (in millions):

	March 30, 2019	December 31, 2018
Land	$114.9	$116.8
Buildings and improvements	817.5	809.3
Machinery and equipment	3,568.8	3,463.3
Construction in progress	349.3	389.3
Total property, plant and equipment	4,850.5	4,778.7
Less – accumulated depreciation	(2,257.2)	(2,180.6)
Property, plant and equipment, net	$2,593.3	$2,598.1

Depreciation expense was $110.9 million and $107.1 million in the three months ended March 30, 2019 and March 31, 2018, respectively.
The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with GAAP. If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. Except as discussed below, the Company does not believe that there were any indicators that would have resulted in long-lived asset impairment charges as of March 30, 2019. The Company will, however, continue to assess the impact of any significant industry events on the realization of its long-lived assets.
In the first quarters of 2019 and 2018, the Company recognized fixed asset impairment charges of $2.1 million and $0.9 million, respectively, in conjunction with its restructuring actions (Note 2, "Restructuring").

(6) Goodwill
A summary of the changes in the carrying amount of goodwill, by operating segment, in the three months ended March 30, 2019, is shown below (in millions):

	Seating	E-Systems	Total
Balance at January 1, 2019	$1,244.3	$161.0	$1,405.3
Foreign currency translation and other	(2.1)	3.1	1.0
Balance at March 30, 2019	$1,242.2	$164.1	$1,406.3

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
The Company does not believe that there were any indicators that would have resulted in goodwill impairment charges as of March 30, 2019. The Company will, however, continue to assess the impact of significant events or circumstances on its recorded goodwill.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(7) Debt
A summary of long-term debt, net of unamortized debt issuance costs, and the related weighted average interest rates is shown below (in millions):

	March 30, 2019				December 31, 2018
Debt Instrument	Long-Term Debt	Debt Issuance Costs (2)	Long-Term Debt, Net	Weighted Average Interest Rate	Long-Term Debt	Debt Issuance Costs (2)	Long-Term Debt, Net	Weighted Average Interest Rate
Credit Agreement — Term Loan Facility	$240.6	$(1.3)	$239.3	3.66%	$242.2	$(1.5)	$240.7	3.92%
5.375% Senior Notes due 2024 (the "2024 Notes")	325.0	(1.9)	323.1	5.375%	325.0	(2.0)	323.0	5.375%
5.25% Senior Notes due 2025 (the "2025 Notes")	650.0	(4.8)	645.2	5.25%	650.0	(5.0)	645.0	5.25%
3.8% Senior Notes due 2027 (the "2027 Notes") (1)	745.5	(5.1)	740.4	3.885%	745.4	(5.3)	740.1	3.885%
Other	4.4	—	4.4	N/A	5.1	—	5.1	N/A
	$1,965.5	$(13.1)	1,952.4		$1,967.7	$(13.8)	1,953.9
Less — Current portion			(13.8)				(12.9)
Long-term debt			$1,938.6				$1,941.0
(1) Net of unamortized original issue discount of $4.5 million and $4.6 million as of March 30, 2019 and December 31, 2018, respectively
(2) Unamortized portion
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
As of March 30, 2019, the Company was in compliance with all covenants under the indentures governing the Notes.
Credit Agreement
The Company's unsecured credit agreement (the "Credit Agreement"), dated August 8, 2017, consists of a $1.75 billion revolving credit facility (the "Revolving Credit Facility") and a $250.0 million term loan facility (the "Term Loan Facility"). On March 27, 2019, the Company entered into an agreement to extend the maturity date of the Revolving Credit Facility by one year to August 8, 2023. The maturity date of the Term Loan Facility remains August 8, 2022.
As of March 30, 2019 and December 31, 2018, there were no borrowings outstanding under the Revolving Credit Facility and $240.6 million and $242.2 million, respectively, of borrowings outstanding under the Term Loan Facility. In the first three months of 2019, the Company made required principal payments of $1.6 million under the Term Loan Facility.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Advances under the Revolving Credit Facility and the Term Loan Facility generally bear interest based on (i) the Eurocurrency Rate (as defined in the Credit Agreement) or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin, determined in accordance with a pricing grid. The range and the rate as of March 30, 2019, are shown below (in percentages):

	Eurocurrency Rate			Base Rate
	Minimum	Maximum	Rate as of March 30, 2019	Minimum	Maximum	Rate as of March 30, 2019
Revolving Credit Facility	1.00%	1.60%	1.10%	0.00%	0.60%	0.10%
Term Loan Facility	1.125%	1.90%	1.25%	0.125%	0.90%	0.25%

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
As of March 30, 2019, the Company was in compliance with all covenants under the Credit Agreement.
Other
As of March 30, 2019, other long-term debt consists of amounts outstanding under finance leases.
For further information related to the Company's debt, see Note 6, "Debt," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

(8) Leases
On January 1, 2019, the Company adopted Accounting Standards Update ("ASU") 2016-02, "Leases," which requires lessees to record right-of-use assets and corresponding liabilities on the balance sheet, as well as disclose key information regarding leasing arrangements. Adoption of the standard resulted in the recognition of right-of-use assets of $438.1 million and related lease obligations of $445.8 million as of January 1, 2019. The standard did not have a significant impact on the Company's operating results or cash flows.
Transition
As permitted by the transition guidance, the Company adopted the standard by applying the modified retrospective method without the restatement of comparative periods. Accordingly, the Company has provided disclosures required by prior lease guidance for comparative periods.
The Company elected the package of practical expedients, which permits a lessee to not reassess under the new standard its prior conclusions regarding lease identification, lease classification and initial direct costs. The Company did not elect the practical expedient which permits the use of hindsight when determining the lease term and assessing right-of-use assets for impairment.
As permitted by the transition guidance, the Company used the remaining lease term as of the date of adoption of the standard to estimate discount rates. As permitted by the standard, the Company elected, for all asset classes, the short-term lease exemption. A short-term lease is a lease that, at the commencement date, has a term of twelve months or less and does not include an option to purchase the underlying asset.
Accounting Policy
The Company determines if an arrangement contains a lease at inception. The Company elected the practical expedient, for all asset classes, to account for each lease component of a contract and its associated non-lease components as a single lease component, rather than allocating a standalone value to each component of a lease.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

For purposes of calculating operating lease obligations under the standard, the Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such option. The Company's leases do not contain material residual value guarantees or material restrictive covenants.
Operating lease expense is recognized on a straight-line basis over the lease terms.
Discount Rate
The discount rate used to measure a lease obligation should be the rate implicit in the lease; however, the Company’s operating leases generally do not provide an implicit rate. Accordingly, the Company uses its incremental borrowing rate at lease commencement to determine the present value of lease payments. The incremental borrowing rate is an entity-specific rate which represents the rate of interest a lessee would pay to borrow on a collateralized basis over a similar term with similar payments.
Right-of-Use Assets and Lease Obligations
The Company has operating leases for production, office and warehouse facilities, manufacturing and office equipment and vehicles. Operating lease assets and obligations included in the accompanying condensed consolidated balance sheet are shown below (in millions):

March 30, 2019
Right-of-use assets under operating leases:
Other long-term assets	$443.5
Lease obligations under operating leases:
Accrued liabilities	$107.5
Other long-term liabilities	342.1
$449.6

Maturities of lease obligations as of March 30, 2019, are shown below (in millions):

March 30, 2019
2019 (1)	$93.6
2020	102.3
2021	79.4
2022	59.6
2023	43.8
Thereafter	138.7
Total undiscounted cash flows	517.4
Less: Imputed interest	(67.8)
Lease obligations under operating leases	$449.6
(1) For the remaining nine months
In addition, the Company entered into a contract, for which a lease is expected to begin in the third quarter of 2019. The related right-of-use asset and corresponding lease obligation are expected to be approximately $63 million with a lease term of approximately ten years.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Cash flow information related to operating leases is shown below (in millions):

Three Months Ended
March 30, 2019
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$36.9
Operating cash flows:
Cash paid related to operating lease obligations	$33.2

Lease expense included in the accompanying condensed consolidated statement of comprehensive income is shown below (in millions):

Three Months Ended
March 30, 2019
Operating lease expense	$32.5
Short-term lease expense	4.4
Variable lease expense	0.6
Total lease expense	$37.5

The Company's short-term lease expense excludes leases with a duration of one month or less, as permitted by the standard.
Variable lease expense includes payments based on performance or usage, as well as changes to index and rate-based lease payments. Additionally, the Company evaluated its supply contracts with its customers and concluded that variable lease expense in these arrangements is not material.
In the first three months of 2018, the Company recorded rent expense of $41.4 million.
The weighted average lease term and discount rate for operating leases are shown below:

March 30, 2019
Weighted average remaining lease term (in years)	6.75
Weighted average discount rate	3.7%

The Company has entered into certain finance lease agreements which are not material to the condensed consolidated financial statements. See Note 7, "Debt," to the condensed consolidated financial statements included in this Report.

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
Net Periodic Pension and Other Postretirement Benefit (Credit) Cost
The components of the Company’s net periodic pension benefit (credit) cost are shown below (in millions):

	Three Months Ended
	March 30, 2019		March 31, 2018
	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$1.6	$—	$1.7
Interest cost	4.6	3.7	5.0	3.8
Expected return on plan assets	(5.0)	(5.2)	(6.9)	(5.9)
Amortization of actuarial loss	0.5	2.0	0.5	1.6
Settlement loss	0.1	—	0.2	—
Net periodic benefit (credit) cost	$0.2	$2.1	$(1.2)	$1.2

The components of the Company’s net periodic other postretirement benefit (credit) cost are shown below (in millions):

	Three Months Ended
	March 30, 2019		March 31, 2018
	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$0.1	$—	$0.1
Interest cost	0.5	0.3	0.5	0.4
Amortization of actuarial gain	(0.6)	—	(0.6)	—
Amortization of prior service credit	—	—	—	(0.1)
Net periodic benefit (credit) cost	$(0.1)	$0.4	$(0.1)	$0.4

Contributions
In the three months ended March 30, 2019, employer contributions to the Company’s domestic and foreign defined benefit pension plans were $3.5 million.
The Company expects contributions to its domestic and foreign defined benefit pension plans to be approximately $10 million to $15 million in 2019. The Company may elect to make contributions in excess of minimum funding requirements in response to investment performance or changes in interest rates or when the Company believes that it is financially advantageous to do so and based on its other cash requirements.

(10) Revenue Recognition
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
The Company records a contract liability for advances received from its customers. As of March 30, 2019, there were no significant contract liabilities recorded. Further, there were no significant contract liabilities recognized in revenue during the first three months of 2019.
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
A summary of the Company’s revenue by reportable operating segment and geography is shown below (in millions):

	Three Months Ended
	March 30, 2019			March 31, 2018
	Seating	E-Systems	Total	Seating	E-Systems	Total
North America	$1,591.1	$285.0	$1,876.1	$1,740.1	$315.0	$2,055.1
Europe and Africa	1,554.3	617.1	2,171.4	1,752.2	691.0	2,443.2
Asia	651.4	304.3	955.7	686.1	358.0	1,044.1
South America	116.9	40.0	156.9	151.5	39.8	191.3
	$3,913.7	$1,246.4	$5,160.1	$4,329.9	$1,403.8	$5,733.7

(11) Other (Income) Expense, Net
Other (income) expense, net includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, losses on the extinguishment of debt, gains and losses on the disposal of fixed assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense.
A summary of other (income) expense, net is shown below (in millions):

	Three Months Ended
	March 30, 2019	March 31, 2018
Other expense	$11.3	$5.5
Other income	(6.9)	(11.1)
Other (income) expense, net	$4.4	$(5.6)

In the three months ended March 30, 2019, other expense includes net foreign currency transaction losses of $5.8 million.
In the three months ended March 31, 2018, other income includes a gain of $10.0 million related to gaining control of an affiliate. For further information related to obtaining control of an affiliate, see Note 5, "Investments in Affiliates and Other Related Party Transactions," to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(12) Income Taxes
A summary of the provision for income taxes and the corresponding effective tax rate for the three months ended March 30, 2019 and March 31, 2018, is shown below (in millions, except effective tax rates):

	Three Months Ended
	March 30, 2019	March 31, 2018
Provision for income taxes	$43.1	$77.7
Pretax income before equity in net income of affiliates	$286.9	$447.8
Effective tax rate	15.0%	17.4%

In the first three months of 2019 and 2018, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In addition, the Company recognized tax benefits (expense) related to the significant, discrete items shown below (in millions):

	Three Months Ended
	March 30, 2019	March 31, 2018
Restructuring charges and various other items	$15.6	$4.1
Reversal of valuation allowances on deferred tax assets of a foreign subsidiary	—	35.1
Share-based compensation	3.2	10.1
Increase in foreign withholding tax on certain undistributed foreign earnings	—	(22.0)
Change in tax status of certain affiliates	18.4	—
	$37.2	$27.3

In addition, in the first quarter of 2018, the Company recognized a gain of $10.0 million related to obtaining control of an affiliate, for which no tax expense was provided.
Excluding the items above, the effective tax rate for the first quarters of 2019 and 2018 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
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
For further information related to the Company's income taxes, see Note 7, "Income Taxes," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. For further information related to obtaining control of an affiliate, see Note 5, "Investments in Affiliates and Other Related Party Transactions," to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(13) Net Income Per Share Attributable to Lear
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
A summary of information used to compute basic and diluted net income per share available to Lear common stockholders is shown below (in millions, except share and per share data):

	Three Months Ended
	March 30, 2019	March 31, 2018
Net income attributable to Lear	$228.9	$353.7
Less: Redeemable noncontrolling interest adjustment	(6.7)	5.4
Net income available to Lear common stockholders	$235.6	$348.3

Average common shares outstanding	62,818,792	67,086,326
Dilutive effect of common stock equivalents	304,405	476,126
Average diluted shares outstanding	63,123,197	67,562,452

Basic net income per share available to Lear common stockholders	$3.75	$5.19

Diluted net income per share available to Lear common stockholders	$3.73	$5.16

For further information related to the redeemable noncontrolling interest adjustment, see Note 14, "Comprehensive Income and Equity."

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(14) Comprehensive Income and Equity
Comprehensive Income
Comprehensive income is defined as all changes in the Company’s net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items recorded in equity are included in comprehensive income.
Accumulated Other Comprehensive Loss
A summary of changes, net of tax, in accumulated other comprehensive loss for the three months ended March 30, 2019, is shown below (in millions):

Three Months Ended March 30, 2019
Defined benefit plans:
Balance at beginning of period	$(172.8)
Reclassification adjustments (net of tax expense of $0.4 million)	1.6
Other comprehensive loss recognized during the period (net of tax impact of $— million)	(1.3)
Balance at end of period	$(172.5)
Derivative instruments and hedging:
Balance at beginning of period	$(9.7)
Reclassification adjustments (net of tax benefit of $2.1 million)	(7.1)
Other comprehensive income recognized during the period (net of tax expense of $2.3 million)	7.8
Balance at end of period	$(9.0)
Foreign currency translation:
Balance at beginning of period	$(523.3)
Other comprehensive loss recognized during the period (net of tax impact of $— million)	(6.7)
Balance at end of period	$(530.0)

Total accumulated other comprehensive loss	$(711.5)

In the three months ended March 30, 2019, foreign currency translation adjustments are primarily related to the weakening of the Euro, offset by the strengthening of the Chinese renminbi, relative to the U.S. dollar and include pretax gains of $0.1 million related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of changes, net of tax, in accumulated other comprehensive loss for the three months ended March 31, 2018, is shown below (in millions):

Three Months Ended March 31, 2018
Defined benefit plans:
Balance at beginning of period	$(184.0)
Reclassification adjustments (net of tax expense of $0.3 million)	1.3
Other comprehensive income recognized during the period (net of tax impact of $— million)	1.0
Balance at end of period	$(181.7)
Derivative instruments and hedging:
Balance at beginning of period	$(22.9)
Reclassification adjustments (net of tax benefit of $0.7 million)	(2.4)
Other comprehensive income recognized during the period (net of tax expense of $11.0 million)	39.8
Balance at end of period	$14.5
Foreign currency translation:
Balance at beginning of period	$(306.5)
Other comprehensive income recognized during the period (net of tax impact of $— million)	92.9
Balance at end of period	$(213.6)

Total accumulated other comprehensive loss	$(380.8)

In the three months ended March 31, 2018, foreign currency translation adjustments are primarily related to the strengthening of the Chinese renminbi and the Euro relative to the U.S. dollar and include pretax losses of $0.3 million related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.
For further information regarding reclassification adjustments related to the Company's defined benefit plans, see Note 9, "Pension and Other Postretirement Benefit Plans." For further information regarding reclassification adjustments related to the Company's derivative and hedging activities, see Note 17, "Financial Instruments."
Lear Corporation Stockholders’ Equity
Common Stock Share Repurchase Program
On February 7, 2019, the Company's Board of Directors authorized an increase to the existing common stock share repurchase program authorization to $1.5 billion and extended the term of the program to December 31, 2021.
Share repurchases in the first three months of 2019 are shown below (in millions except for shares and per share amounts):

Three Months Ended				As of
March 30, 2019				March 30, 2019
Aggregate Repurchases (1)	Cash paid for Repurchases	Number of Shares	Average Price per Share (2)	Remaining Purchase Authorization
$117.9	$122.2	804,270	$146.56	$1,465.2
(1) Includes $83.0 million of repurchases made prior to the increased authorization
(2) Excludes commissions
Since the first quarter of 2011, the Company's Board of Directors has authorized $5.8 billion in share repurchases under the common stock share repurchase program. As of the end of the first quarter of 2019, the Company has repurchased, in aggregate, $4.3 billion of its outstanding common stock, at an average price of $88.17 per share, excluding commissions and related fees.
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
In addition to shares repurchased under the Company’s common stock share repurchase program described above, the Company classified shares withheld from the settlement of the Company’s restricted stock unit and performance share awards to cover tax withholding requirements as common stock held in treasury in the accompanying condensed consolidated balance sheets as of March 30, 2019 and December 31, 2018.
Quarterly Dividend
In the first three months of 2019 and 2018, the Company’s Board of Directors declared quarterly cash dividends of $0.75 and $0.70 per share of common stock, respectively. Dividends declared and paid are shown below (in millions):

	Three Months Ended
	March 30, 2019	March 31, 2018
Dividends declared	$47.7	$47.7
Dividends paid	49.5	50.7

Dividends payable on common shares to be distributed under the Company’s stock-based compensation program and common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings will be paid when such common shares are distributed.
Redeemable Noncontrolling Interest
In accordance with GAAP, the Company records redeemable noncontrolling interests at the greater of (1) the initial carrying amount adjusted for the noncontrolling interest holder’s share of total comprehensive income or loss and dividends ("noncontrolling interest carrying value") or (2) the redemption value as of and based on conditions existing as of the reporting date. Required redeemable noncontrolling interest adjustments are recorded as an increase to redeemable noncontrolling interests, with an offsetting adjustment to retained earnings. The redeemable noncontrolling interest is classified in mezzanine equity in the accompanying condensed consolidated balance sheets as of March 30, 2019 and December 31, 2018.
For further information related to the redeemable noncontrolling interest adjustment, see Note 13, "Net Income Per Share Attributable to Lear," as well as Note 5, "Investments in Affiliates and Other Related Party Transactions," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Noncontrolling Interests
In the first three months of 2018, the Company gained control of an affiliate and acquired the outstanding non-controlling interest of another affiliate. For further information related to the affiliate transactions, see Note 5, "Investments in Affiliates and Other Related Party Transactions," to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

(15) Legal and Other Contingencies
As of March 30, 2019 and December 31, 2018, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $13.3 million and $11.0 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
A summary of the changes in reserves for product liability and warranty claims for the three months ended March 30, 2019, is shown below (in millions):

Balance at January 1, 2019	$28.5
Expense, net (including changes in estimates)	1.4
Settlements	(2.3)
Foreign currency translation and other	0.1
Balance at March 30, 2019	$27.7

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
As of March 30, 2019 and December 31, 2018, the Company had recorded environmental reserves of $9.0 million. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
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

(16) Segment Reporting
The Company has two reportable operating segments: Seating, which includes complete seat systems and all major seat components, including seat covers and surface materials such as leather and fabric, seat structures and mechanisms, seat foam and headrests, and E-Systems, which includes complete electrical distribution systems, as well as sophisticated electronic

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

control modules, electrification products and connectivity products. Key components in the Company's electrical distribution portfolio include wire harnesses, terminals and connectors and junction boxes for both internal combustion engine and electrification architectures that require management of higher voltage and power. Key components in the Company's electronic control module portfolio include body control modules, wireless receiver and transmitter technology and lighting and audio control modules, as well as portfolios specific to electrification and connectivity trends. Electrification products include charging systems (onboard charging modules, cord set charging equipment and wireless charging systems), battery electronics (battery disconnect units, cell monitoring supervisory systems and integrated total battery control modules) and other power management modules, including converter and inverter systems. Connectivity products include gateway modules and independent communication modules to manage both wired and wireless networks and data in vehicles. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment. Corporate and regional headquarters costs include various support functions, such as information technology, corporate finance, legal, executive administration and human resources, as well as advanced engineering expenses.
The Company evaluates the performance of its operating segments based primarily on (i) revenues from external customers, (ii) pretax income before equity in net income of affiliates, interest expense and other (income) expense, net, ("segment earnings") and (iii) cash flows, being defined as segment earnings less capital expenditures plus depreciation and amortization.
A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended March 30, 2019
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$3,913.7	$1,246.4	$—	$5,160.1
Segment earnings (1)	252.3	128.3	(68.4)	312.2
Depreciation and amortization	82.9	36.8	3.9	123.6
Capital expenditures	80.2	39.1	3.5	122.8
Total assets	7,702.2	2,703.2	1,956.6	12,362.0

	Three Months Ended March 31, 2018
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$4,329.9	$1,403.8	$—	$5,733.7
Segment earnings (1)	339.5	190.8	(67.4)	462.9
Depreciation and amortization	80.0	36.6	3.6	120.2
Capital expenditures	112.3	48.2	2.3	162.8
Total assets	7,901.5	2,631.3	2,148.4	12,681.2

(1) See definition above

For the three months ended March 30, 2019, segment earnings include restructuring charges of $45.2 million, $8.9 million and $0.2 million in the Seating and E-Systems segments and in the other category, respectively, (Note 2, "Restructuring").
For the three months ended March 31, 2018, segment earnings include restructuring charges of $14.4 million, $1.9 million and $2.1 million in the Seating and E-Systems segments and in the other category, respectively, (Note 2, "Restructuring").

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

	Three Months Ended
	March 30, 2019	March 31, 2018
Segment earnings	$312.2	$462.9
Interest expense	20.9	20.7
Other (income) expense, net	4.4	(5.6)
Consolidated income before provision for income taxes and equity in net income of affiliates	$286.9	$447.8

(17) Financial Instruments
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

	March 30, 2019	December 31, 2018
Estimated aggregate fair value (1)	$1,971.7	$1,921.6
Aggregate carrying value (1) (2)	1,965.6	1,967.2

(1) Term Loan Facility and Notes (excludes "other" debt)
(2) Excludes the impact of unamortized original issue discount and debt issuance costs
Cash, Cash Equivalents and Restricted Cash
The Company has on deposit, cash that is legally restricted as to use or withdrawal. A reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets to cash, cash equivalents and restricted cash reported on the condensed consolidated statements of cash flows is shown below (in millions):

	March 30, 2019	March 31, 2018
Balance sheet - cash and cash equivalents	$1,199.4	$1,268.5
Restricted cash included in other current assets	13.9	8.4
Restricted cash included in other long-term assets	7.6	17.6
Statement of cash flows - cash, cash equivalents and restricted cash	$1,220.9	$1,294.5

Marketable Equity Securities
Marketable equity securities, which the Company accounts for under the fair value option, are included in the accompanying condensed consolidated balance sheets as shown below (in millions):

	March 30, 2019	December 31, 2018
Current assets	$13.8	$4.8
Other long-term assets	37.3	42.5
	$51.1	$47.3

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
The Company formally documents its hedge relationships, including the identification of the hedge instruments and the related hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded at fair value in other current and long-term assets and other current and long-term liabilities in the consolidated balance sheet. The Company also formally assesses whether a derivative used in a hedge transaction is highly effective in offsetting changes in either the fair value or the cash flows of the hedged item. When it is determined that a hedged transaction is no longer probable to occur, the Company discontinues hedge accounting.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The notional amount, estimated aggregate fair value and related balance sheet classification of the Company's foreign currency derivative contracts are shown below (in millions, except for maturities):

	March 30, 2019	December 31, 2018
Fair value of foreign currency contracts designated as cash flow hedges:
Other current assets	$28.0	$20.6
Other long-term assets	4.2	2.8
Other current liabilities	(3.0)	(8.4)
Other long-term liabilities	(0.6)	(2.0)
	28.6	13.0
Notional amount	$1,357.2	$1,499.0
Outstanding maturities in months, not to exceed	24	24
Fair value of foreign currency contracts not designated as hedging instruments:
Other current assets	$6.5	$6.1
Other current liabilities	(7.7)	(4.8)
	(1.2)	1.3
Notional amount	$1,321.4	$654.0
Outstanding maturities in months, not to exceed	9	12
Total fair value	$27.4	$14.3
Total notional amount	$2,678.6	$2,153.0

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
The notional amount, estimated aggregate fair value and related balance sheet classification of the Company's interest rate swap contracts are shown below (in millions, except for maturities):

	March 30, 2019	December 31, 2018
Fair value of interest rate swap contracts designated as cash flow hedges:
Other current liabilities	$29.4	$14.7
Notional amount	$500.0	$500.0
Outstanding maturities in months, not to exceed	9	3

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Accumulated Other Comprehensive Loss - Derivative Instruments and Hedging
Pretax amounts related to foreign currency derivative contracts designated as cash flow hedges that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended
	March 30, 2019	March 31, 2018
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign currency contracts	$24.8	$50.9
Interest rate swap contracts	(14.7)	—
	10.1	50.9
Foreign currency contract (gains) losses reclassified from accumulated other comprehensive loss to:
Net sales	0.5	1.7
Cost of sales	(9.7)	(4.8)
	(9.2)	(3.1)
Comprehensive income	$0.9	$47.8

As of March 30, 2019 and December 31, 2018, pretax net losses of approximately $0.8 million and $1.7 million, respectively, related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. During the next twelve month period, the Company expects to reclassify into earnings net gains of approximately $22.5 million recorded in accumulated other comprehensive loss as of March 30, 2019. Such gains will be reclassified at the time that the underlying hedged transactions are realized.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of March 30, 2019 and December 31, 2018, are shown below (in millions):

	March 30, 2019
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$27.4	Market/ Income	$—	$27.4	$—
Interest rate swap contracts	Recurring	$(29.4)	Market/ Income	$—	$(29.4)	$—
Marketable equity securities	Recurring	$51.1	Market	$51.1	$—	$—

	December 31, 2018
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$14.3	Market/ Income	$—	$14.3	$—
Interest rate swap contracts	Recurring	$(14.7)	Market/ Income	$—	$(14.7)	$—
Marketable equity securities	Recurring	$47.3	Market	$47.3	$—	$—

The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. If an estimate of the credit spread is required, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of March 30, 2019 and December 31, 2018, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy in 2019.
Items Measured at Fair Value on a Non-Recurring Basis
The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. As of March 30, 2019, there were no significant assets or liabilities measured at fair value on a non-recurring basis.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Accounting Pronouncements
Standards Effective in 2019
Leases
In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, "Leases," which requires lessees to record right-of-use assets and corresponding liabilities on the balance sheet, as well as disclose key information regarding leasing arrangements. On January 1, 2019, the Company adopted the standard by applying the modified retrospective method without the restatement of comparative financial information, as permitted by the transition guidance. See Note 8, "Leases."
Other Standards
The Company adopted the ASUs summarized below, none of which significantly impacted its financial statements:

Standard	Description	Effective Date
ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
The standard allows for the reclassification of "stranded" tax effects as a result of the Act from accumulated other comprehensive income to retained earnings. The Company elected not to reclassify such amounts. The Company reclassifies taxes from accumulated other comprehensive loss to earnings as the items to which the tax effects relate are similarly reclassified.
January 1, 2019
ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting
The standard aligns measurement and classification guidance for share-based payments to nonemployees with the guidance applicable to employees. Under the new guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date.
January 1, 2019

Standards Effective After 2019
The Company considered the ASUs summarized below, effective after 2019, none of which are expected to significantly impact its financial statements:

Standard	Description	Effective Date
ASU 2016-13 and 2018-19, Measurement of Credit Losses on Financial Instruments	The standard changes the impairment model for most financial instruments to an "expected loss" model. The new model will generally result in earlier recognition of credit losses.	January 1, 2020
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
January 1, 2021

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(19) Subsequent Event
On April 17, 2019, the Company completed the acquisition of Xevo Inc. (“Xevo”), a Seattle-based, Tier 1 automotive supplier of software solutions for cloud, car and mobile devices that are deployed in millions of vehicles worldwide. The Company acquired all of the outstanding shares of Xevo for approximately $320 million on a cash and debt free basis (subject to certain adjustments). In conjunction with the acquisition, the Company issued 16,231 shares of restricted stock and 130,285 restricted stock units to certain Xevo employees who joined the Company. These shares of restricted stock and restricted stock units were issued pursuant to the 2019 Inducement Grant Plan which was adopted by the Company's Board of Directors without stockholder approval pursuant to the inducement exemption provided under the New York Stock Exchange listing rules.
The acquisition of Xevo will be accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed will be recognized at fair value as of the acquisition date. The operating results and cash flows of Xevo will be included in the consolidated financial statements from the date of acquisition in the Company's E-Systems segment. The Company is in the process of preparing the preliminary estimate of the fair value of assets acquired and liabilities assumed, which will be included in the Company's Quarterly Report on Form 10-Q for the period ending June 29, 2019.

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
Our E-Systems business consists of the design, development, engineering and manufacture of complete electrical distribution systems, as well as sophisticated electronic control modules, electrification products and connectivity products. Electrical distribution systems route networks and electrical signals and manage electrical power within the vehicle for all types of power trains - traditional internal combustion engine ("ICE") architectures to the full range of hybrid, plug-in hybrid and battery electric architectures. Key components in our electrical distribution portfolio include wire harnesses, terminals and connectors and junction boxes for both ICE and electrification architectures that require management of higher voltage and power. Electronic control modules facilitate signal, data and power management within the vehicle and include the associated software required to facilitate these functions. Key components in our electronic control module portfolio include body control modules, wireless receiver and transmitter technology and lighting and audio control modules, as well as portfolios specific to electrification and connectivity trends. Electrification products include charging systems (onboard charging modules, cord set charging equipment and wireless charging systems), battery electronics (battery disconnect units, cell monitoring supervisory systems and integrated total battery control modules) and other power management modules, including converter and inverter systems which may be integrated into other modules or sold separately. Connectivity products include gateway modules and independent communication modules to manage both wired and wireless networks and data in vehicles. In addition to fully functional electronic modules, we offer software that includes cybersecurity, advanced vehicle positioning for automated and autonomous driving applications, roadside modules that communicate real-time traffic information and full capabilities in both dedicated short-range communication ("DSRC") and cellular protocols for vehicle connectivity.
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

LEAR CORPORATION

Industry Overview
Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle. Global automotive industry production volumes in the first quarter of 2019, as compared to the first quarter of 2018, are shown below (in millions of units):

	Three Months Ended
	March 30, 2019 (1)	March 31, 2018 (1) (2)	% Change
North America	4.3	4.4	(2)%
Europe and Africa	5.8	6.1	(5)%
Asia	11.2	12.1	(8)%
South America	0.7	0.8	(5)%
Other	0.3	0.5	(40)%
Global light vehicle production	22.3	23.9	(7)%
(1) Production data based on IHS Automotive
(2) Production data for 2018 has been updated to reflect actual production levels
Automotive sales and production can be affected by the age of the vehicle fleet and related scrappage rates, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, the availability and cost of credit, the availability of critical components needed to complete the production of vehicles, restructuring actions of our customers and suppliers, facility closures, changing consumer attitudes toward vehicle ownership and usage and other factors. Our operating results are also significantly impacted by the overall commercial success of the vehicle platforms for which we supply particular products, as well as the profitability of the products that we supply for these platforms. The loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could adversely affect our operating results. In addition, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating results.
Our percentage of consolidated net sales by region in the first quarters of 2019 and 2018 is shown below:

	Three Months Ended
	March 30, 2019	March 31, 2018
North America	36%	36%
Europe and Africa	42%	43%
Asia	19%	18%
South America	3%	3%
Total	100%	100%
Our ability to reduce the risks inherent in certain concentrations of business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall.
Key trends that specifically affect our business include automotive manufacturers’ utilization of global vehicle platforms, increasing demand for luxury and performance features, including increasing levels of electrical and electronic content, and China’s emergence as the single largest automotive market in the world, as well as the shift toward crossover and sport utility vehicles, where our content can be significantly higher than our average content per vehicle. In addition, we believe that demand for efficiency, connectivity and safety are driving the technology trends of autonomy, connectivity and electrification. These trends, along with the trend toward shared mobility, are likely to be at the forefront of our industry for the foreseeable future with each converging long-term toward fully autonomous, connected, electric or hybrid electric vehicles.
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

LEAR CORPORATION

For further information related to these trends and our strategy, see Part 1 — Item 1, "Business — Industry and Strategy" of our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Our material cost as a percentage of net sales was 64.8% in the first quarter of 2019, as compared to 64.9% in the first quarter of 2018. Raw material, energy and commodity costs can be volatile, reflecting changes in supply and demand and global trade and tariff policies. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity environment. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2018.
Financial Measures
In evaluating our financial condition and operating performance, we focus primarily on earnings, operating margins, cash flows and return on invested capital. In addition to maintaining and expanding our business with our existing customers in our more established markets, our expansion plans are focused primarily on emerging markets. Asia, and China in particular, continues to present significant growth opportunities, as major global automotive manufacturers implement production expansion plans and local automotive manufacturers aggressively expand their operations to meet increasing demand in this region. In addition to our wholly owned locations, we currently have twelve operating joint ventures with operations in Asia, as well as two additional joint ventures in North America dedicated to serving Asian automotive manufacturers. We also have aggressively pursued this strategy by selectively increasing our vertical integration capabilities globally, as well as expanding our component manufacturing capacity in Asia, Brazil, Eastern Europe, Mexico and Northern Africa. Furthermore, we have expanded our low-cost engineering capabilities in Asia, Eastern Europe and Northern Africa.
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
Acquisition
On April 17, 2019, we completed the acquisition of Xevo Inc. (“Xevo”), a Seattle-based, Tier 1 automotive supplier of software solutions for cloud, car and mobile devices that are deployed in millions of vehicles worldwide. We acquired all of the outstanding shares of Xevo for approximately $320 million on a cash and debt free basis (subject to certain adjustments). In conjunction with the acquisition, we issued 16,231 shares of restricted stock and 130,285 restricted stock units to certain Xevo employees who joined Lear. These shares of restricted stock and restricted stock units were issued pursuant to the 2019 Inducement Grant Plan which was adopted by our Board of Directors without stockholder approval pursuant to the inducement exemption provided under the New York Stock Exchange listing rules.
For further information, see Note 19, "Subsequent Event," to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this "Report").

LEAR CORPORATION

Financing Transactions
Our credit agreement (the "Credit Agreement"), dated August 8, 2017, consists of a $1.75 billion revolving credit facility (the "Revolving Credit Facility") and a $250 million term loan facility (the "Term Loan Facility"). On March 27, 2019, we entered into an agreement ("the Extension Agreement") to extend the maturity date of the Revolving Credit Facility by one year to August 8, 2023. The maturity date of the Term Loan Facility remains August 8, 2022.
For further information, see Note 7, "Debt," to the condensed consolidated financial statements included in this Report.
Operational Restructuring
In the first quarter of 2019, we incurred pretax restructuring costs of approximately $54 million and related manufacturing inefficiency charges of approximately $2 million. Any future restructuring actions will depend upon market conditions, customer actions and other factors.
For further information, see Note 2, "Restructuring," to the condensed consolidated financial statements included in this Report.
Share Repurchase Program and Quarterly Cash Dividends
Since the first quarter of 2011, our Board of Directors has authorized $5.8 billion in share repurchases under our common stock share repurchase program. In the first quarter of 2019, we repurchased $118 million of shares and have a remaining repurchase authorization of $1.5 billion, which will expire on December 31, 2021.
In the first quarter of 2019, our Board of Directors declared a quarterly cash dividend of $0.75 per share of common stock, reflecting a 7% increase over the quarterly cash dividend declared in 2018.
For further information related to our common stock share repurchase program and our quarterly dividends, see "— Liquidity and Capital Resources — Capitalization" below and Note 14, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report.
Other Matters
In the first quarter of 2019, we recognized tax benefits of $18 million related to changes in the tax status of certain affiliates, $3 million related to share-based compensation and $16 million related to restructuring and various other items.
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
As discussed above, our results for the three months ended March 30, 2019 and March 31, 2018, reflect the following items (in millions):

	Three Months Ended
	March 30, 2019	March 31, 2018
Costs related to restructuring actions, including manufacturing inefficiencies of $2 million and $6 million in the three months ended March 30, 2019 and March 31, 2018	$56	$24
Gain related to affiliate	—	10
Tax benefit, net	37	27
For further information regarding these items, see Note 2, "Restructuring," and Note 12, "Income Taxes," to the condensed consolidated financial statements included in this Report and Note 5, "Investments in Affiliates and Other Related Party Transactions," to the consolidated financial statement included in our Annual Report on Form 10-K for the year ended December 31, 2018.
This Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements that are subject to risks and uncertainties. For further information regarding other factors that have had, or

LEAR CORPORATION

may have in the future, a significant impact on our business, financial condition or results of operations, see "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2018.

RESULTS OF OPERATIONS
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three Months Ended
	March 30, 2019		March 31, 2018
Net sales
Seating	$3,913.7	75.8%	$4,329.9	75.5%
E-Systems	1,246.4	24.2	1,403.8	24.5
Net sales	5,160.1	100.0	5,733.7	100.0
Cost of sales	4,686.9	90.8	5,102.3	89.0
Gross profit	473.2	9.2	631.4	11.0
Selling, general and administrative expenses	148.3	2.9	155.4	2.7
Amortization of intangible assets	12.7	0.3	13.1	0.2
Interest expense	20.9	0.4	20.7	0.4
Other (income) expense, net	4.4	0.1	(5.6)	(0.1)
Provision for income taxes	43.1	0.8	77.7	1.4
Equity in net income of affiliates	(2.3)	—	(4.1)	(0.1)
Net income attributable to noncontrolling interests	17.2	0.3	20.5	0.3
Net income attributable to Lear	$228.9	4.4%	$353.7	6.2%

Three Months Ended March 30, 2019 vs. Three Months Ended March 31, 2018
Net sales in the first quarter of 2019 were $5.2 billion, as compared to $5.7 billion in the first quarter of 2018, a decrease of $574 million or 10%. Lower production volumes on key Lear platforms in all regions and net foreign exchange rate fluctuations negatively impacted net sales by $447 million and $273 million, respectively. These decreases were partially offset by the impact of new business, primarily in Asia and Europe, which increased net sales by $155 million.

(in millions)	Cost of Sales
First quarter 2018	$5,102
Material cost	(379)
Labor and other	(40)
Depreciation	4
First quarter 2019	$4,687
Cost of sales in the first quarter of 2019 was $4.7 billion, as compared to $5.1 billion in the first quarter of 2018. Lower production volumes on key Lear platforms in all regions and net foreign exchange rate fluctuations, partially offset by the impact of new business, primarily in Asia and Europe, reduced cost of sales by $438 million.
Gross profit and gross margin were $473 million and 9.2% of net sales, respectively, in the first quarter of 2019, as compared to $631 million and 11.0% of net sales, respectively, in the first quarter of 2018. Lower production volumes on key Lear platforms and net foreign exchange rate fluctuations, partially offset by the impact of new business, negatively impacted gross profit by $127 million. The impact of selling price reductions and higher restructuring costs was offset by favorable operating performance, including the benefit of operational restructuring actions. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $148 million in the first quarter of 2019, as compared to $155 million in the first quarter of 2018. As a percentage of net sales, selling, general and administrative expenses were 2.9% in the first quarter of 2019, as compared to 2.7% in the first quarter of 2018.
Amortization of intangible assets was $13 million in the first quarters of 2019 and 2018.
Interest expense was $21 million in the first quarters of 2019 and 2018.

LEAR CORPORATION

Other (income) expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, losses on the extinguishment of debt, gains and losses on the disposal of fixed assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was an expense of $4 million in the first quarter of 2019, as compared to income of $6 million in the first quarter of 2018. In the first quarter of 2018, we recognized a gain of approximately $10 million related to obtaining control of an affiliate.
In the first quarter of 2019, the provision for income taxes was $43 million, representing an effective tax rate of 15.0% on pretax income before equity in net income of affiliates of $287 million. In the first quarter of 2018, the provision for income taxes was $78 million, representing an effective tax rate of 17.4% on pretax income before equity in net income of affiliates of $448 million, for the reasons described below.
In the first quarters of 2019 and 2018, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In the first quarter of 2019, we recognized tax benefits of $18 million related to changes in the tax status of certain affiliates, $3 million related to share-based compensation and $16 million related to restructuring and various other items. In the first quarter of 2018, we recognized tax benefits of $35 million related to the reversal of a valuation allowance on the deferred tax assets of a foreign subsidiary, $10 million related to share-based compensation and $4 million related to restructuring charges and various other items, offset by tax expense of $22 million related to an increase in foreign withholding tax on certain undistributed foreign earnings. In addition, we recognized a gain of approximately $10 million related to obtaining control of an affiliate, for which no tax expense was provided. Excluding these items, the effective tax rate for the first quarters of 2019 and 2018 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $2 million in the first quarter of 2019, as compared to $4 million in the first quarter of 2018.
Net income attributable to Lear was $229 million, or $3.73 per diluted share, in the first quarter of 2019, as compared to $354 million, or $5.16 per diluted share, in the first quarter of 2018. Net income and diluted net income per share decreased for the reasons described above. In addition, diluted net income per share was impacted by the decrease in average shares outstanding between periods.

Reportable Operating Segments
We have two reportable operating segments: Seating, which includes complete seat systems and all major seat components, including seat covers and surface materials such as leather and fabric, seat structures and mechanisms, seat foam and headrests, and E-Systems, which includes complete electrical distribution systems, as well as sophisticated electronic control modules, electrification products and connectivity products. Key components in our electrical distribution portfolio include wire harnesses, terminals and connectors and junction boxes for both ICE and electrification architectures that require management of higher voltage and power. Key components in our electronic control module portfolio include body control modules, wireless receiver and transmitter technology and lighting and audio control modules, as well as portfolios specific to electrification and connectivity trends. Electrification products include charging systems (onboard charging modules, cord set charging equipment and wireless charging systems), battery electronics (battery disconnect units, cell monitoring supervisory systems and integrated total battery control modules) and other power management modules, including converter and inverter systems. Connectivity products include gateway modules and independent communication modules to manage both wired and wireless networks and data in vehicles.
The financial information presented below is for our two reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment. Corporate and regional headquarters costs include various support functions, such as information technology, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s pretax income before equity in net income of affiliates, interest expense and other (income) expense, net ("segment earnings") and segment earnings divided by net sales ("margin") are not measures of performance under accounting principles generally accepted in the United States ("GAAP"). Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income attributable to Lear, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates, see Note 16, "Segment Reporting," to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION

Seating
A summary of the financial measures for our Seating segment is shown below (dollar amounts in millions):

	Three Months Ended
	March 30, 2019	March 31, 2018
Net sales	$3,913.7	$4,329.9
Segment earnings (1)	252.3	339.5
Margin	6.4%	7.8%
(1) See definition above
Seating net sales were $3.9 billion in the first quarter of 2019, as compared to $4.3 billion in the first quarter of 2018, a decrease of $416 million or 10%. Lower production volumes on key Lear platforms and net foreign exchange rate fluctuations negatively impacted net sales by $316 million and $196 million, respectively. These decreases were partially offset by the impact of new business, which increased net sales by $77 million.
Segment earnings, including restructuring costs, and the related margin on net sales were $252 million and 6.4% in the first quarter of 2019, as compared to $340 million and 7.8% in the first quarter of 2018. Lower production volumes on key Lear platforms, higher restructuring costs and net foreign exchange rate fluctuations, partially offset by the impact of new business, negatively impacted segment earnings by $109 million. Favorable operating performance, including the benefit of operational restructuring actions, of $56 million was partially offset by the impact of selling price reductions.
E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Three Months Ended
	March 30, 2019	March 31, 2018
Net sales	$1,246.4	$1,403.8
Segment earnings (1)	128.3	190.8
Margin	10.3%	13.6%
(1) See definition above
E-Systems net sales were $1.2 billion in the first quarter of 2019, as compared to $1.4 billion in the first quarter of 2018, a decrease of $157 million or 11%. Lower production volumes on key Lear platforms and net foreign exchange rate fluctuations negatively impacted net sales by $131 million and $77 million, respectively. These decreases were partially offset by the impact of new business, which increased net sales by $78 million.
Segment earnings, including restructuring costs, and the related margin on net sales were $128 million and 10.3% in the first quarter of 2019, as compared to $191 million and 13.6% in the first quarter of 2018. Lower production volumes on key Lear platforms, higher restructuring costs and net foreign exchange rate fluctuations, partially offset by the impact of new business, negatively impacted segment earnings by $48 million. Improved operating performance of $13 million was more than offset by the impact of selling price reductions.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three Months Ended
	March 30, 2019	March 31, 2018
Net sales	$—	$—
Segment earnings (1)	(68.4)	(67.4)
Margin	N/A	N/A
(1) See definition above
Segment earnings related to our other category were ($68) million in the first quarter of 2019, as compared to ($67) million in the first quarter of 2018.

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
As of March 30, 2019 and December 31, 2018, cash and cash equivalents of $934 million and $1,094 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans and the payment of dividends, without creating additional income tax expense. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information related to potential dividends from our non-U.S. subsidiaries, see "— Adequacy of Liquidity Sources" below and Note 7, "Income Taxes," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Cash Flows
A summary of net cash provided by operating activities is shown below (in millions):

	Three Months Ended
	March 30, 2019	March 31, 2018	Increase (Decrease) in Operating Cash Flow
Consolidated net income and depreciation and amortization	$370	$494	$(124)
Net change in working capital items:
Accounts receivable	(593)	(461)	(132)
Inventory	(8)	(35)	27
Accounts payable	240	228	12
Accrued liabilities and other	73	15	58
Net change in working capital items	(288)	(253)	(35)
Other	(30)	(4)	(26)
Net cash provided by operating activities	$52	$237	$(185)
In the first three months of 2019, lower net income, including the impact of depreciation and amortization, and an incremental increase in working capital reduced cash provided by operating activities by $124 million and $35 million, respectively, between periods.
Net cash used in investing activities was $117 million in the first three months of 2019, as compared to $188 million in the first three months of 2018. Capital spending was $123 million in the first three months of 2019, as compared to $163 million in the first three months of 2018. Capital spending in 2019 is estimated at $700 million.
Net cash used in financing activities was $235 million in the first three months of 2019, as compared to $273 million in the first three months of 2018. In 2019, we paid $122 million for repurchases of our common stock, $50 million of dividends to Lear stockholders and $31 million of dividends to noncontrolling interest holders. In the first three months of 2018, we paid $145 million for repurchases of our common stock, $51 million of dividends to Lear stockholders and $19 million of dividends to noncontrolling interest holders.
Capitalization
From time to time, we utilize uncommitted credit facilities to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries, in addition to cash provided by operating activities. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors. As of March 30, 2019 and December 31, 2018, our short-term borrowings outstanding were $15 million and $10 million, respectively.

LEAR CORPORATION

Senior Notes
As of March 30, 2019, our senior notes (collectively, the "Notes") consisted of the amounts shown below (in millions, except stated coupon rates):

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
For further information related to the Notes, including information on early redemption, covenants and events of default, see Note 7, "Debt," to the condensed consolidated financial statements included in this Report and Note 6, "Debt," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Credit Agreement
Our Credit Agreement, dated August 8, 2017, consists of a $1.75 billion Revolving Credit Facility and a $250 million Term Loan Facility. On March 27, 2019, we entered into an Extension Agreement to extend the maturity date of the Revolving Credit Facility by one year to August 8, 2023. The maturity date of the Term Loan Facility remains August 8, 2022.
As of March 30, 2019 and December 31, 2018, there were no borrowings outstanding under the Revolving Credit Facility and $241 million and $242 million, respectively, of borrowings outstanding under the Term Loan Facility. During the first three months of 2019, we made required principal payments of $2 million under the Term Loan Facility.
For further information related to the Credit Agreement, including information on pricing, covenants and events of default, see Note 7, "Debt," to the condensed consolidated financial statements included in this Report and Note 6, "Debt," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Scheduled Interest Payment and Covenants
Scheduled cash interest payments on the Notes and the Term Loan Facility are $47 million for the remaining nine months of 2019.
As of March 30, 2019, we were in compliance with all covenants under the Credit Agreement and the indentures governing the Notes.
Common Stock Share Repurchase Program
On February 7, 2019, our Board of Directors authorized an increase to our existing common stock share repurchase program authorization to $1.5 billion and extended the term of the program to December 31, 2021.
Our share repurchases in the first three months of 2019 are shown below (in millions except for shares and per share amounts):

Three Months Ended				As of
March 30, 2019				March 30, 2019
Aggregate Repurchases (1)	Cash paid for Repurchases	Number of Shares	Average Price per Share (2)	Remaining Purchase Authorization
$118	$122	804,270	$146.56	$1,465
(1) Includes $83 million of repurchases made prior to the increased authorization
(2) Excludes commissions

LEAR CORPORATION

Since the first quarter of 2011, our Board of Directors has authorized $5.8 billion in share repurchases under our common stock share repurchase program. As of the end of the first quarter of 2019, we have repurchased, in aggregate, $4.3 billion of our outstanding common stock, at an average price of $88.17 per share, excluding commissions and related fees.
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
For further information related to our common stock share repurchase program, see Note 14, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report.
Dividends
The quarterly cash dividend declared in the first quarter of 2019 reflects a 7% increase over the quarterly cash dividend declared in the first quarter of 2018. A summary of the 2019 dividends is shown below:

Payment Date	Dividend Per Share	Declaration Date	Record Date
March 20, 2019	$0.75	February 7, 2019	March 1, 2019
We currently expect to pay quarterly cash dividends in the future, although such payments are at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors that our Board of Directors may consider in its discretion.
Adequacy of Liquidity Sources
As of March 30, 2019, we had approximately $1.2 billion of cash and cash equivalents on hand and $1.75 billion in available borrowing capacity under our Revolving Credit Facility. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly dividends and repurchase shares of our common stock pursuant to our authorized common stock share repurchase program (see "— Common Stock Share Repurchase Program," above). Our future financial results and our ability to continue to meet our liquidity needs are subject to, and will be affected by, cash flows from operations, including the impact of restructuring activities, automotive industry conditions, the financial condition of our customers and suppliers and other related factors. Additionally, an economic downturn or reduction in production levels could negatively impact our financial condition. For further discussion of the risks and uncertainties affecting our cash flows from operations and our overall liquidity, see "— Executive Overview" above, "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

LEAR CORPORATION

A summary of the notional amount and estimated aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

	March 30, 2019	December 31, 2018
Notional amount (contract maturities < 24 months)	$2,679	$2,153
Fair value	27	14
Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Thai baht, the Chinese renminbi, the Brazilian real, the Japanese yen and the South African rand. A sensitivity analysis of our net transactional exposure is shown below (in millions):

		Potential Earnings Benefit (Adverse Earnings Impact)
	Hypothetical Strengthening % (1)	March 30, 2019	December 31, 2018
U.S. dollar	10%	$(18)	$(19)
Euro	10%	14	20
(1) Relative to all other currencies to which it is exposed for a twelve-month period
A sensitivity analysis related to the aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

		Estimated Change in Fair Value
	Hypothetical Change % (2)	March 30, 2019	December 31, 2018
U.S. dollar	10%	$41	$37
Euro	10%	63	72
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
A summary of the notional amount, estimated aggregate fair value and contract value of our outstanding Interest Rate Swaps is shown below (in millions):

	March 30, 2019	December 31, 2018
Notional amount (contract maturities < 9 months)	$500	$500
Fair value	$(29)	$(15)

LEAR CORPORATION

The fair value of all outstanding Interest Rate Swaps is subject to changes in value due to changes in interest rates. A sensitivity analysis related to the aggregate fair value of our outstanding Interest Rate Swaps, is shown below (in millions):

		Estimated Change in Fair Value
	Hypothetical Parallel Shift - Basis Points	March 30, 2019	December 31, 2018
Interest rate	100	$46	$46
Commodity Prices
Raw material, energy and commodity costs can be volatile, reflecting changes in supply and demand and global trade and tariff policies. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity cost environment. If these costs increase, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance," in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
For further information related to the financial instruments described above, see Note 17, "Financial Instruments," to the condensed consolidated financial statements included in this Report.

OTHER MATTERS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of March 30, 2019, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $13 million. In addition, as of March 30, 2019, we had recorded reserves for product liability claims and environmental matters of $28 million and $9.0 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2018. For a more complete description of our outstanding material legal proceedings, see Note 15, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.
Significant Accounting Policies and Critical Accounting Estimates
Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates," and Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first quarter of 2019, with the exception of leases. See Note 8, "Leases," to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION

Recently Issued Accounting Pronouncements
For information on the impact of recently issued accounting pronouncements, see Note 18, "Accounting Pronouncements," to the condensed consolidated financial statements included in this Report.
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

•	the operational and financial success of our joint ventures;

•	competitive conditions impacting us and our key customers and suppliers;

•	labor disputes involving us or our significant customers or suppliers or that otherwise affect us;

•	the impact and timing of program launch costs and our management of new program launches;

•	limitations imposed by our existing indebtedness and our ability to access capital markets on commercially reasonable terms;

•	changes in discount rates and the actual return on pension assets;

•	impairment charges initiated by adverse industry or market developments;

•	our ability to execute our strategic objectives;

•	disruptions to our information technology, including those related to cybersecurity;

•	increases in our warranty, product liability or recall costs;

•	the outcome of legal or regulatory proceedings to which we are or may become a party;

•	the impact of pending legislation and regulations or changes in existing federal, state, local or foreign laws or regulations;

•	the impact of regulations on our foreign operations;

•	costs associated with compliance with environmental laws and regulations;

LEAR CORPORATION

•	developments or assertions by or against us relating to intellectual property rights;

•	the impact of potential changes in tax and trade policies in the United States and related actions by countries in which we do business;

•	the anticipated changes in economic and other relationships between the United Kingdom and the European Union; and

•	other risks described in Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2018, and our other Securities and Exchange Commission ("SEC") filings.
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

(b)	Changes in Internal Control over Financial Reporting
During the quarter ended March 30, 2019, we implemented a new lease accounting system and processes in conjunction with the adoption of ASU 2016-02, "Leases," on January 1, 2019. These implementations resulted in a material change in a component of our internal control over financial reporting.
Other than as described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial or contractual disputes, product liability claims and environmental and other matters. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2018. For a description of our outstanding material legal proceedings, see Note 15, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.

ITEM 1A — RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

LEAR CORPORATION

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As discussed in Part I — Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capitalization — Common Stock Share Repurchase Program," and Note 14, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report, we have a remaining repurchase authorization of $1,465.2 million under our ongoing common stock share repurchase program. A summary of the shares of our common stock repurchased during the quarter ended March 30, 2019, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
January 1, 2019 through January 26, 2019	383,290	$141.63	383,290	$745.5
January 27, 2019 through February 23, 2019	259,448	$153.80	259,448	1,488.9	(1)
February 24, 2019 through March 30, 2019	161,532	$146.62	161,532	1,465.2
Total	804,270	$146.56	804,270	$1,465.2
(1) On February 7, 2019, our Board of Directors authorized an increase to our existing common stock share repurchase program authorization to $1.5 billion.

LEAR CORPORATION

ITEM 6 — EXHIBITS

Exhibit Index

	Exhibit Number		Exhibit Name
	10.1
Extension Agreement, dated March 27, 2019, related to the Credit Agreement, dated as of August 8, 2017, among the Company, the foreign subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, HSBC Securities (USA) Inc., as syndication agent, Barclays Bank PLC, Citibank N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 27, 2019).

	10.2	***	Lear Corporation 2019 Inducement Grant Plan (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed on April 17, 2019).
*	10.3	***	Form of 2019 Performance Share Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan.
*	10.4	***	Form of 2019 Restricted Stock Unit Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan.
*	31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
*	31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
*	32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	101.SCH		XBRL Taxonomy Extension Schema Document.
**	101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
**	101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
**	101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
**	101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	Submitted electronically with the Report.
***	Compensatory plan or arrangement.

LEAR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated:	April 26, 2019	By:	/s/ Raymond E. Scott
Raymond E. Scott
President and Chief Executive Officer

		By:	/s/ Jeffrey H. Vanneste
Jeffrey H. Vanneste
Senior Vice President and Chief Financial Officer