Form 10-Q
period 2019-06-29
LEAR CORP
filed 2019-07-26
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 001-11311

(Exact name of registrant as specified in its charter)
_______________________________________

Delaware	13-3386776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21557 Telegraph Road, Southfield, MI 48033               (248) 447-1500
     (Address of principal executive offices)             (Registrant’s telephone number, including area code)
_______________________________________

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, par value $0.01	LEA	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 23, 2019, the number of shares outstanding of the registrant’s common stock was 61,047,143 shares.

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 29, 2019

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

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 29, 2019 (1)	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,269.0	$1,493.2
Accounts receivable	3,467.7	2,880.3
Inventories	1,240.3	1,196.8
Other	759.3	710.2
Total current assets	6,736.3	6,280.5
LONG-TERM ASSETS:
Property, plant and equipment, net	2,620.6	2,598.1
Goodwill	1,600.2	1,405.3
Other	1,890.6	1,316.8
Total long-term assets	6,111.4	5,320.2
Total assets	$12,847.7	$11,600.7

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$14.6	$9.9
Accounts payable and drafts	3,060.8	2,862.8
Accrued liabilities	1,936.9	1,615.0
Current portion of long-term debt	14.7	12.9
Total current liabilities	5,027.0	4,500.6
LONG-TERM LIABILITIES:
Long-term debt	2,300.1	1,941.0
Other	966.1	640.4
Total long-term liabilities	3,266.2	2,581.4

Redeemable noncontrolling interest	155.0	158.1

EQUITY:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 64,563,291 shares issued as of June 29, 2019 and December 31, 2018	0.6	0.6
Additional paid-in capital	965.3	1,017.4
Common stock held in treasury, 3,326,172 and 1,623,678 shares as of June 29, 2019 and December 31, 2018, respectively, at cost	(466.6)	(225.1)
Retained earnings	4,435.3	4,113.6
Accumulated other comprehensive loss	(698.2)	(705.8)
Lear Corporation stockholders’ equity	4,236.4	4,200.7
Noncontrolling interests	163.1	159.9
Equity	4,399.5	4,360.6
Total liabilities and equity	$12,847.7	$11,600.7

(1)	Unaudited.
The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions, except share and per share data)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales	$5,007.6	$5,580.8	$10,167.7	$11,314.5

Cost of sales	4,529.4	4,942.7	9,216.3	10,045.0
Selling, general and administrative expenses	157.1	156.8	305.4	312.2
Amortization of intangible assets	15.9	13.1	28.6	26.2
Interest expense	24.5	20.9	45.4	41.6
Other (income) expense, net	13.8	3.7	18.2	(1.9)
Consolidated income before provision for income taxes and equity in net income of affiliates	266.9	443.6	553.8	891.4
Provision for income taxes	73.3	97.7	116.4	175.4
Equity in net income of affiliates	(8.4)	(9.1)	(10.7)	(13.2)
Consolidated net income	202.0	355.0	448.1	729.2
Less: Net income attributable to noncontrolling interests	19.2	23.6	36.4	44.1
Net income attributable to Lear	$182.8	$331.4	$411.7	$685.1

Basic net income per share available to Lear common stockholders (Note 14)	$2.92	$4.86	$6.68	$10.05

Diluted net income per share available to Lear common stockholders (Note 14)	$2.92	$4.83	$6.66	$9.99

Cash dividends declared per share	$0.75	$0.70	$1.50	$1.40

Average common shares outstanding	62,191,022	66,320,362	62,501,419	66,701,228

Average diluted shares outstanding	62,354,334	66,708,040	62,734,494	67,132,886

Consolidated comprehensive income (Condensed Consolidated Statements of Equity)	$208.4	$89.4	$456.6	$609.4
Less: Comprehensive income attributable to noncontrolling interests	12.3	4.9	37.3	38.6
Comprehensive income attributable to Lear	$196.1	$84.5	$419.3	$570.8
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended June 29, 2019
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at March 30, 2019	$0.6	$961.5	$(305.6)	$4,300.3	$(711.5)	$4,245.3
Comprehensive income (loss):
Net income	—	—	—	182.8	—	182.8
Other comprehensive income (loss)	—	—	—	—	13.3	13.3
Total comprehensive income (loss)	—	—	—	182.8	13.3	196.1
Stock-based compensation	—	4.8	—	—	—	4.8
Net issuance of 4,732 shares held in treasury in settlement of stock-based compensation	—	(1.0)	0.6	—	—	(0.4)
Repurchase of 1,182,976 shares of common stock at average price of $136.63 per share	—	—	(161.6)	—	—	(161.6)
Dividends declared to Lear Corporation stockholders	—	—	—	(46.9)	—	(46.9)
Dividends declared to non-controlling interest holders	—	—	—	—	—	—
Acquisition of outstanding noncontrolling interest	—	—	—	—	—	—
Redeemable non-controlling interest adjustment	—	—	—	(0.9)	—	(0.9)
Balance at June 29, 2019	$0.6	$965.3	$(466.6)	$4,435.3	$(698.2)	$4,236.4

	Six Months Ended June 29, 2019
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at January 1, 2019	$0.6	$1,017.4	$(225.1)	$4,113.6	$(705.8)	$4,200.7
Comprehensive income:
Net income	—	—	—	411.7	—	411.7
Other comprehensive income	—	—	—	—	7.6	7.6
Total comprehensive income	—	—	—	411.7	7.6	419.3
Stock-based compensation	—	14.3	—	—	—	14.3
Net issuance of 284,752 shares held in treasury in settlement of stock-based compensation	—	(66.4)	38.0	(1.2)	—	(29.6)
Repurchase of 1,987,246 shares of common stock at average price of $140.65 per share	—	—	(279.5)	—	—	(279.5)
Dividends declared to Lear Corporation stockholders	—	—	—	(94.6)	—	(94.6)
Dividends declared to non-controlling interest holders	—	—	—	—	—	—
Acquisition of outstanding noncontrolling interest	—	—	—	—	—	—
Redeemable non-controlling interest adjustment	—	—	—	5.8	—	5.8
Balance at June 29, 2019	$0.6	$965.3	$(466.6)	$4,435.3	$(698.2)	$4,236.4
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
(Unaudited; in millions, except share and per share data)

	Three Months Ended June 29, 2019
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity	Redeemable Non-controlling Interests
Balance at March 30, 2019	$4,245.3	$148.4	$4,393.7	$156.6
Comprehensive income (loss):
Net income	182.8	18.1	200.9	1.1
Other comprehensive income (loss)	13.3	(3.3)	10.0	(3.6)
Total comprehensive income (loss)	196.1	14.8	210.9	(2.5)
Stock-based compensation	4.8	—	4.8	—
Net issuance of 4,732 shares held in treasury in settlement of stock-based compensation	(0.4)	—	(0.4)	—
Repurchase of 1,182,976 shares of common stock at average price of $136.63 per share	(161.6)	—	(161.6)	—
Dividends declared to Lear Corporation stockholders	(46.9)	—	(46.9)	—
Dividends declared to non-controlling interest holders	—	0.1	0.1	—
Acquisition of outstanding noncontrolling interest	—	(0.2)	(0.2)	—
Redeemable non-controlling interest adjustment	(0.9)	—	(0.9)	0.9
Balance at June 29, 2019	$4,236.4	$163.1	$4,399.5	$155.0

	Six Months Ended June 29, 2019
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity	Redeemable Non-controlling Interests
Balance at January 1, 2019	$4,200.7	$159.9	$4,360.6	$158.1
Comprehensive income:
Net income	411.7	34.1	445.8	2.3
Other comprehensive income	7.6	0.5	8.1	0.4
Total comprehensive income	419.3	34.6	453.9	2.7
Stock-based compensation	14.3	—	14.3	—
Net issuance of 284,752 shares held in treasury in settlement of stock-based compensation	(29.6)	—	(29.6)	—
Repurchase of 1,987,246 shares of common stock at average price of $140.65 per share	(279.5)	—	(279.5)	—
Dividends declared to Lear Corporation stockholders	(94.6)	—	(94.6)	—
Dividends declared to non-controlling interest holders	—	(31.2)	(31.2)	—
Acquisition of outstanding noncontrolling interest	—	(0.2)	(0.2)	—
Redeemable non-controlling interest adjustment	5.8	—	5.8	(5.8)
Balance at June 29, 2019	$4,236.4	$163.1	$4,399.5	$155.0
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
(Unaudited; in millions, except share and per share data)

	Three Months Ended June 30, 2018
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at March 31, 2018	$0.7	$1,156.4	$(851.7)	$4,474.8	$(380.8)	$4,399.4
Comprehensive income (loss):
Net income	—	—	—	331.4	—	331.4
Other comprehensive loss	—	—	—	—	(246.9)	(246.9)
Total comprehensive income (loss)	—	—	—	331.4	(246.9)	84.5
Stock-based compensation	—	13.9	—	—	—	13.9
Net issuance of 14,183 shares held in treasury in settlement of stock-based compensation	—	(3.5)	2.1	—	—	(1.4)
Repurchase of 717,989 shares of common stock at average price of $195.35 per share	—	—	(140.3)	—	—	(140.3)
Dividends declared to Lear Corporation stockholders	—	—	—	(47.0)	—	(47.0)
Dividends declared to non-controlling interest holders	—	—	—	—	—	—
Redeemable non-controlling interest adjustment	—	—	—	(9.2)	—	(9.2)
Balance at June 30, 2018	$0.7	$1,166.8	$(989.9)	$4,750.0	$(627.7)	$4,299.9

	Six Months Ended June 30, 2018
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at January 1, 2018	$0.7	$1,215.4	$(724.1)	$4,171.9	$(513.4)	$4,150.5
Comprehensive income (loss):
Net income	—	—	—	685.1	—	685.1
Other comprehensive loss	—	—	—	—	(114.3)	(114.3)
Total comprehensive income (loss)	—	—	—	685.1	(114.3)	570.8
Stock-based compensation	—	27.1	—	—	—	27.1
Net issuance of 341,681 shares held in treasury in settlement of stock-based compensation	—	(75.7)	29.9	—	—	(45.8)
Repurchase of 1,547,349 shares of common stock at average price of $191.09 per share	—	—	(295.7)	—	—	(295.7)
Dividends declared to Lear Corporation stockholders	—	—	—	(94.7)	—	(94.7)
Dividends declared to non-controlling interest holders	—	—	—	—	—	—
Adoption of ASU 2016-16	—	—	—	2.3	—	2.3
Affiliate transaction	—	—	—	—	—	—
Redeemable non-controlling interest adjustment	—	—	—	(14.6)	—	(14.6)
Acquisition of outstanding non-controlling interest	—	—	—	—	—	—
Balance at June 30, 2018	$0.7	$1,166.8	$(989.9)	$4,750.0	$(627.7)	$4,299.9
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
(Unaudited; in millions, except share and per share data)

	Three Months Ended June 30, 2018
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity	Redeemable Non-controlling Interests
Balance at March 31, 2018	$4,399.4	$155.2	$4,554.6	$170.3
Comprehensive income (loss):
Net income	331.4	19.8	351.2	3.8
Other comprehensive loss	(246.9)	(7.6)	(254.5)	(11.1)
Total comprehensive income (loss)	84.5	12.2	96.7	(7.3)
Stock-based compensation	13.9	—	13.9	—
Net issuance of 14,183 shares held in treasury in settlement of stock-based compensation	(1.4)	—	(1.4)	—
Repurchase of 717,989 shares of common stock at average price of $195.35 per share	(140.3)	—	(140.3)	—
Dividends declared to Lear Corporation stockholders	(47.0)	—	(47.0)	—
Dividends declared to non-controlling interest holders	—	(39.9)	(39.9)	(4.7)
Redeemable non-controlling interest adjustment	(9.2)	—	(9.2)	9.2
Balance at June 30, 2018	$4,299.9	$127.5	$4,427.4	$167.5

	Six Months Ended June 30, 2018
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity	Redeemable Non-controlling Interests
Balance at January 1, 2018	$4,150.5	$142.1	$4,292.6	$153.4
Comprehensive income (loss):
Net income	685.1	36.8	721.9	7.3
Other comprehensive loss	(114.3)	(2.4)	(116.7)	(3.1)
Total comprehensive income (loss)	570.8	34.4	605.2	4.2
Stock-based compensation	27.1	—	27.1	—
Net issuance of 341,681 shares held in treasury in settlement of stock-based compensation	(45.8)	—	(45.8)	—
Repurchase of 1,547,349 shares of common stock at average price of $191.09 per share	(295.7)	—	(295.7)	—
Dividends declared to Lear Corporation stockholders	(94.7)	—	(94.7)	—
Dividends declared to non-controlling interest holders	—	(59.6)	(59.6)	(4.7)
Adoption of ASU 2016-16	2.3	—	2.3	—
Affiliate transaction	—	14.0	14.0	—
Redeemable non-controlling interest adjustment	(14.6)	—	(14.6)	14.6
Acquisition of outstanding non-controlling interest	—	(3.4)	(3.4)	—
Balance at June 30, 2018	$4,299.9	$127.5	$4,427.4	$167.5
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended
	June 29, 2019	June 30, 2018
Cash Flows from Operating Activities:
Consolidated net income	$448.1	$729.2
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	251.9	242.0
Net change in recoverable customer engineering, development and tooling	(59.5)	(3.8)
Loss on extinguishment of debt	10.6	—
Net change in working capital items (see below)	(192.8)	(190.2)
Other, net	(2.4)	(23.5)
Net cash provided by operating activities	455.9	753.7
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(259.3)	(332.2)
Acquisition, net of acquired cash	(320.9)	—
Other, net	0.1	(25.1)
Net cash used in investing activities	(580.1)	(357.3)
Cash Flows from Financing Activities:
Credit agreement repayments	(3.1)	(3.1)
Short-term borrowings, net	4.7	—
Proceeds from the issuance of senior notes	693.3	—
Repurchase of senior notes	(333.7)	—
Payment of debt issuance and other financing costs	(6.3)	—
Repurchase of common stock	(276.5)	(284.7)
Dividends paid to Lear Corporation stockholders	(95.6)	(96.7)
Dividends paid to noncontrolling interests	(31.2)	(64.3)
Other, net	(56.9)	(58.3)
Net cash used in financing activities	(105.3)	(507.1)
Effect of foreign currency translation	0.6	(22.9)
Net Change in Cash, Cash Equivalents and Restricted Cash	(228.9)	(133.6)
Cash, Cash Equivalents and Restricted Cash as of Beginning of Period	1,519.8	1,500.4
Cash, Cash Equivalents and Restricted Cash as of End of Period	$1,290.9	$1,366.8

Changes in Working Capital Items:
Accounts receivable	$(544.2)	$(264.4)
Inventories	(42.3)	(69.2)
Accounts payable	196.3	153.1
Accrued liabilities and other	197.4	(9.7)
Net change in working capital items	$(192.8)	$(190.2)

Supplementary Disclosure:
Cash paid for interest	$50.8	$50.2
Cash paid for income taxes, net of refunds received	$109.2	$159.0
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
Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended June 29, 2019.

(2) Acquisition
On April 17, 2019, the Company completed the acquisition of Xevo Inc. (“Xevo”), a Seattle-based, global leader in connected car software, by acquiring all of Xevo's outstanding shares for $320.9 million, net of cash acquired. Xevo is a supplier of software solutions for the cloud, cars and mobile devices that are deployed in millions of vehicles worldwide with annual sales of approximately $75 million in 2018.
The acquisition of Xevo has been accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying condensed consolidated balance sheet as of June 29, 2019. The operating results and cash flows of Xevo are included in the accompanying condensed consolidated financial statements from the date of acquisition and in the Company's E-Systems segment.
The net purchase price of $320.9 million is subject to adjustment and is net of cash acquired. In addition, the Company incurred transaction costs of $1.5 million in the six months ended June 29, 2019, which have been expensed as incurred and are recorded in selling, general and administrative expenses.
The purchase price and preliminary allocation are shown below (in millions):

Net purchase price	$320.9

Other assets purchased and liabilities assumed, net	$1.2
Goodwill	197.5
Intangible assets	122.2
Preliminary purchase price allocation	$320.9

Goodwill recognized in this transaction is primarily attributable to expected synergies related to future growth and commercialization opportunities and is not deductible for tax purposes.
Intangible assets consist primarily of provisional amounts recognized for the fair value of licensing agreements and developed technology and are based on independent appraisals. Licensing agreements represent the fair values of the underlying licensing agreements with Xevo customers with estimated useful lives of approximately five years. Developed technology represents the fair value of Xevo's technology with an estimated useful life of approximately nine years.
The purchase price and related allocation are preliminary and will be revised as a result of additional information regarding the assets acquired and liabilities assumed, including, but not limited to, certain tax attributes, contingent liabilities and revisions of provisional estimates of fair values resulting from the completion of independent appraisals and valuations of intangible assets.
The pro-forma effects of this acquisition do not materially impact the Company's reported results for any period presented.
For further information related to acquired assets measured at fair value, see Note 18 "Financial Instruments."

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
In the first half of 2019, the Company recorded charges of $91.0 million in connection with its restructuring actions. These charges consist of $83.2 million recorded as cost of sales and $7.8 million recorded as selling, general and administrative expenses. The restructuring charges consist of employee termination costs of $81.4 million, fixed asset impairment charges of $3.6 million and contract termination costs of $2.0 million, as well as other related costs of $4.0 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Fixed asset impairment charges relate to the disposal of buildings, leasehold improvements and/or machinery and equipment with carrying values of $3.6 million in excess of related estimated fair values.
The Company expects to incur approximately $65 million of additional restructuring costs related to activities initiated as of June 29, 2019, and expects that the components of such costs will be consistent with its historical experience. Any future restructuring actions will depend upon market conditions, customer actions and other factors.
A summary of 2019 activity is shown below (in millions):

	Accrual as of	2019	Utilization		Accrual as of
	January 1, 2019	Charges	Cash	Non-cash	June 29, 2019
Employee termination benefits	$103.3	$81.4	$(41.3)	$—	$143.4
Asset impairment charges	—	3.6	—	(3.6)	—
Contract termination costs	5.4	2.0	(2.6)	—	4.8
Other related costs	—	4.0	(4.0)	—	—
Total	$108.7	$91.0	$(47.9)	$(3.6)	$148.2

(4) Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	June 29, 2019	December 31, 2018
Raw materials	$912.6	$859.4
Work-in-process	111.3	104.6
Finished goods	336.9	346.0
Reserves	(120.5)	(113.2)
Inventories	$1,240.3	$1,196.8

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
During the first six months of 2019 and 2018, the Company capitalized $125.8 million and $67.8 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During the first six months of 2019 and 2018, the Company also capitalized $91.3 million and $100.3 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets.
During the first six months of 2019 and 2018, the Company collected $163.7 million and $165.4 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer E&D and tooling costs related to long-term supply agreements is shown below (in millions):

	June 29, 2019	December 31, 2018
Current	$199.8	$160.9
Long-term	99.9	80.4
Recoverable customer E&D and tooling	$299.7	$241.3

(6) Long-Term Assets
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
A summary of property, plant and equipment is shown below (in millions):

	June 29, 2019	December 31, 2018
Land	$115.7	$116.8
Buildings and improvements	822.3	809.3
Machinery and equipment	3,693.3	3,463.3
Construction in progress	347.3	389.3
Total property, plant and equipment	4,978.6	4,778.7
Less – accumulated depreciation	(2,358.0)	(2,180.6)
Property, plant and equipment, net	$2,620.6	$2,598.1

Depreciation expense was $112.4 million and $108.7 million in the three months ended June 29, 2019 and June 30, 2018, respectively, and $223.3 million and $215.8 million in the six months ended June 29, 2019 and June 30, 2018, respectively.
The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with GAAP. If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. Except as discussed below, the Company does not believe that there were any indicators that would have resulted in long-lived asset impairment charges as of June 29, 2019. The Company will, however, continue to assess the impact of any significant industry events on the realization of its long-lived assets.
In the first six months of 2019 and 2018, the Company recognized fixed asset impairment charges of $3.6 million and $1.6 million, respectively, in conjunction with its restructuring actions (Note 3, "Restructuring").

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(7) Goodwill
A summary of the changes in the carrying amount of goodwill, by operating segment, in the six months ended June 29, 2019, is shown below (in millions):

	Seating	E-Systems	Total
Balance at January 1, 2019	$1,244.3	$161.0	$1,405.3
Acquisition	—	197.5	197.5
Foreign currency translation and other	(2.4)	(0.2)	(2.6)
Balance at June 29, 2019	$1,241.9	$358.3	$1,600.2

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
There was no impairment of goodwill in the first six months of 2019 and 2018. The Company will, however, continue to assess the impact of significant events or circumstances on its recorded goodwill.

(8) Debt
A summary of long-term debt, net of unamortized debt issuance costs, and the related weighted average interest rates is shown below (in millions):

	June 29, 2019
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Discount	Long-Term Debt, Net	Weighted Average Interest Rate
Credit Agreement — Term Loan Facility	$239.0	$(1.2)	$—	$237.8	3.62%
5.25% Senior Notes due 2025 (the "2025 Notes")	650.0	(4.6)	—	645.4	5.25%
3.8% Senior Notes due 2027 (the "2027 Notes")	750.0	(5.0)	(4.3)	740.7	3.885%
4.25% Senior Notes due 2029 (the "2029 Notes")	375.0	(3.0)	(1.2)	370.8	4.288%
5.25% Senior Notes due 2049 (the "2049 Notes")	325.0	(3.3)	(5.4)	316.3	5.363%
Other	3.8	—	—	3.8	N/A
	$2,342.8	$(17.1)	$(10.9)	2,314.8
Less — Current portion				(14.7)
Long-term debt				$2,300.1

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	December 31, 2018
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Discount	Long-Term Debt, Net	Weighted Average Interest Rate
Credit Agreement — Term Loan Facility	$242.2	$(1.5)	$—	$240.7	3.92%
5.375% Senior Notes due 2024 (the "2024 Notes")	325.0	(2.0)	—	323.0	5.375%
2025 Notes	650.0	(5.0)	—	645.0	5.25%
2027 Notes	750.0	(5.3)	(4.6)	740.1	3.885%
Other	5.1	—	—	5.1	N/A
	$1,972.3	$(13.8)	$(4.6)	1,953.9
Less — Current portion				(12.9)
Long-term debt				$1,941.0

Senior Notes
The issuance date, maturity date and interest payment dates of the Company's senior unsecured 2025 Notes, 2027 Notes, 2029 Notes and 2049 Notes (together, the "Notes") are as shown below:

Note	Issuance Date	Maturity Date	Interest Payment Dates
2025 Notes	November 2014	January 15, 2025	January 15 and July 15
2027 Notes	August 2017	September 15, 2027	March 15 and September 15
2029 Notes	May 2019	May 15, 2029	May 15 and November 15
2049 Notes	May 2019	May 15, 2049	May 15 and November 15

In May 2019, the Company issued $375.0 million in aggregate principal amount at maturity of 2029 Notes and $325.0 million in aggregate principal amount at maturity of 2049 Notes. The 2029 Notes have a stated coupon rate of 4.25% and were priced at 99.691% of par, resulting in a yield to maturity of 4.288%. The 2049 Notes have a stated coupon rate of 5.25% and were priced at 98.32% of par, resulting in a yield to maturity of 5.363%.
The net proceeds from the offering were $693.3 million after original issue discount. The proceeds were used to redeem the $325.0 million in aggregate principal amount of the 2024 Notes at a redemption price equal to equal to 102.688% of the principal amount of such 2024 Notes, plus accrued interest, as well as to finance the acquisition of Xevo (Note 2, “Acquisition”) and for general corporate purposes.
In connection with these transactions, the Company recognized a loss of $10.6 million on the extinguishment of debt in the three and six months ended June 29, 2019, and paid related issuance costs of $6.3 million.
Covenants
Subject to certain exceptions, the indentures governing the Notes contain restrictive covenants that, among other things, limit the ability of the Company to: (i) create or permit certain liens and (ii) consolidate, merge or sell all or substantially all of the Company’s assets. The indentures governing the Notes also provide for customary events of default.
As of June 29, 2019, the Company was in compliance with all covenants under the indentures governing the Notes.
Credit Agreement
The Company's unsecured credit agreement (the "Credit Agreement"), dated August 8, 2017, consists of a $1.75 billion revolving credit facility (the "Revolving Credit Facility") and a $250.0 million term loan facility (the "Term Loan Facility"). The maturity date of the Revolving Credit Facility is August 8, 2023, and the maturity date of the Term Loan Facility is August 8, 2022.
As of June 29, 2019 and December 31, 2018, there were no borrowings outstanding under the Revolving Credit Facility and $239.0 million and $242.2 million, respectively, of borrowings outstanding under the Term Loan Facility. In the first six months of 2019, the Company made required principal payments of $3.1 million under the Term Loan Facility.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Advances under the Revolving Credit Facility and the Term Loan Facility generally bear interest based on (i) the Eurocurrency Rate (as defined in the Credit Agreement) or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin, determined in accordance with a pricing grid. The range and the rate as of June 29, 2019, are shown below (in percentages):

	Eurocurrency Rate			Base Rate
			Rate as of			Rate as of
	Minimum	Maximum	June 29, 2019	Minimum	Maximum	June 29, 2019
Revolving Credit Facility	1.00%	1.60%	1.10%	0.00%	0.60%	0.10%
Term Loan Facility	1.125%	1.90%	1.25%	0.125%	0.90%	0.25%

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
As of June 29, 2019, the Company was in compliance with all covenants under the Credit Agreement.
Other
As of June 29, 2019, other long-term debt consists of amounts outstanding under finance leases.
For further information related to the Company's debt, see Note 6, "Debt," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

(9) Leases
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

June 29, 2019
Right-of-use assets under operating leases:
Other long-term assets	$447.6
Lease obligations under operating leases:
Accrued liabilities	$108.3
Other long-term liabilities	347.2
$455.5

Maturities of lease obligations as of June 29, 2019, are shown below (in millions):

June 29, 2019
2019 (1)	$65.7
2020	110.4
2021	85.8
2022	63.0
2023	46.0
Thereafter	144.2
Total undiscounted cash flows	515.1
Less: Imputed interest	(59.6)
Lease obligations under operating leases	$455.5
(1) For the remaining six months
The Company has entered into two lease contracts, of which, one is expected to commence in the third quarter of 2019 and the other is expected to commence in the third quarter of 2021. The aggregate related right-of-use assets and corresponding lease obligations are expected to be approximately $110 million. Both contracts have a lease term of approximately ten years.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Cash flow information related to operating leases is shown below (in millions):

Six Months Ended
June 29, 2019
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$66.1
Operating cash flows:
Cash paid related to operating lease obligations	$66.5

Lease expense included in the accompanying condensed consolidated statements of comprehensive income is shown below (in millions):

	Three Months Ended	Six Months Ended
	June 29, 2019	June 29, 2019
Operating lease expense	$35.0	$67.5
Short-term lease expense	4.6	9.0
Variable lease expense	1.2	1.8
Total lease expense	$40.8	$78.3

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
In the three and six months ended June 30, 2018, the Company recorded rent expense of $39.9 million and $81.3 million, respectively.
The weighted average lease term and discount rate for operating leases are shown below:

June 29, 2019
Weighted average remaining lease term (in years)	6.6
Weighted average discount rate	3.8%

The Company has entered into certain finance lease agreements which are not material to the condensed consolidated financial statements. See Note 8, "Debt," to the condensed consolidated financial statements included in this Report.

(10) Pension and Other Postretirement Benefit Plans
The Company sponsors defined benefit pension plans and other postretirement benefit plans (primarily for the continuation of medical benefits) for eligible employees in the United States and certain other countries.
Net Periodic Pension and Other Postretirement Benefit (Credit) Cost
The components of the Company’s net periodic pension benefit (credit) cost are shown below (in millions):

	Three Months Ended				Six Months Ended
	June 29, 2019		June 30, 2018		June 29, 2019		June 30, 2018
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$1.6	$—	$1.8	$—	$3.2	$—	$3.5
Interest cost	4.7	3.6	4.9	3.7	9.3	7.3	9.9	7.5
Expected return on plan assets	(5.1)	(5.2)	(6.9)	(5.8)	(10.1)	(10.4)	(13.8)	(11.7)
Amortization of actuarial loss	0.4	1.9	0.5	1.5	0.9	3.9	1.0	3.1
Settlement loss	—	—	—	—	0.1	—	0.2	—
Net periodic benefit (credit) cost	$—	$1.9	$(1.5)	$1.2	$0.2	$4.0	$(2.7)	$2.4

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The components of the Company’s net periodic other postretirement benefit (credit) cost are shown below (in millions):

	Three Months Ended				Six Months Ended
	June 29, 2019		June 30, 2018		June 29, 2019		June 30, 2018
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$—	$—	$0.1	$—	$0.1	$—	$0.2
Interest cost	0.6	0.4	0.5	0.3	1.1	0.7	1.0	0.7
Amortization of actuarial (gain) loss	(0.5)	—	(0.5)	0.1	(1.1)	—	(1.1)	0.1
Amortization of prior service credit	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)	(0.2)
Net periodic benefit (credit) cost	$—	$0.3	$(0.1)	$0.4	$(0.1)	$0.7	$(0.2)	$0.8

Contributions
In the six months ended June 29, 2019, employer contributions to the Company’s domestic and foreign defined benefit pension plans were $5.9 million.
The Company expects contributions to its domestic and foreign defined benefit pension plans to be approximately $5 million to $10 million in 2019. The Company may elect to make contributions in excess of minimum funding requirements in response to investment performance or changes in interest rates or when the Company believes that it is financially advantageous to do so and based on its other cash requirements.

(11) Revenue Recognition
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
The principal activity from which the Company generates its revenue is the manufacturing of production parts for major automotive manufacturers. Revenue is recognized at a point in time when control of the product is transferred to the customer under standard commercial terms, as the Company does not have an enforceable right to payment prior to such transfer. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for those products based on the annual purchase orders, annual price reductions and ongoing price adjustments (some of which is accounted for as variable consideration). The Company does not believe that there will be significant changes to its estimates of variable consideration.
The Company's customers pay for products received in accordance with payment terms that are customary within the industry. The Company's contracts with its customers do not have significant financing components.
The Company records a contract liability for advances received from its customers. As of June 29, 2019, there were no significant contract liabilities recorded. Further, there were no significant contract liabilities recognized in revenue during the first six months of 2019.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of the Company’s revenue by reportable operating segment and geography is shown below (in millions):

	Three Months Ended
	June 29, 2019			June 30, 2018
	Seating	E-Systems	Total	Seating	E-Systems	Total
North America	$1,597.9	$274.5	$1,872.4	$1,711.1	$272.7	$1,983.8
Europe and Africa	1,461.5	537.9	1,999.4	1,738.1	640.4	2,378.5
Asia	659.2	306.6	965.8	668.4	351.1	1,019.5
South America	120.8	49.2	170.0	157.1	41.9	199.0
	$3,839.4	$1,168.2	$5,007.6	$4,274.7	$1,306.1	$5,580.8

	Six Months Ended
	June 29, 2019			June 30, 2018
	Seating	E-Systems	Total	Seating	E-Systems	Total
North America	$3,189.0	$559.5	$3,748.5	$3,451.2	$587.7	$4,038.9
Europe and Africa	3,015.8	1,155.0	4,170.8	3,490.3	1,331.4	4,821.7
Asia	1,310.6	610.9	1,921.5	1,354.5	709.1	2,063.6
South America	237.7	89.2	326.9	308.6	81.7	390.3
	$7,753.1	$2,414.6	$10,167.7	$8,604.6	$2,709.9	$11,314.5

(12) Other (Income) Expense, Net
Other (income) expense, net includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, losses on the extinguishment of debt, gains and losses on the disposal of fixed assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense.
A summary of other (income) expense, net is shown below (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Other expense	$16.7	$6.5	$27.3	$10.8
Other income	(2.9)	(2.8)	(9.1)	(12.7)
Other (income) expense, net	$13.8	$3.7	$18.2	$(1.9)

In the three and six months ended June 29, 2019, other expense includes net foreign currency transaction losses of $1.4 million and $7.2 million, respectively. In the three and six months ended June 29, 2019, other expense also includes a loss of $10.6 million on the extinguishment of debt (Note 8, "Debt").
In the three and six months ended June 30, 2018, other expense includes net foreign currency transaction losses $1.6 million and $2.4 million, respectively. In the six months ended June 30, 2018, other income includes a gain of $10.0 million related to gaining control of an affiliate. For further information related to obtaining control of an affiliate, see Note 5, "Investments in Affiliates and Other Related Party Transactions," to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(13) Income Taxes
A summary of the provision for income taxes and the corresponding effective tax rate for the three and six months ended June 29, 2019 and June 30, 2018, is shown below (in millions, except effective tax rates):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Provision for income taxes	$73.3	$97.7	$116.4	$175.4
Pretax income before equity in net income of affiliates	$266.9	$443.6	$553.8	$891.4
Effective tax rate	27.5%	22.0%	21.0%	19.7%

In the first six months of 2019 and 2018, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In addition, the Company recognized tax benefits (expense) related to the significant, discrete items shown below (in millions):

	Six Months Ended
	June 29, 2019	June 30, 2018
Restructuring charges and various other items	$26.6	$6.5
Valuation allowances on deferred tax assets of a foreign subsidiary	(10.4)	35.1
Share-based compensation	3.2	10.4
Increase in foreign withholding tax on certain undistributed foreign earnings	—	(22.0)
Change in tax status of certain affiliates	18.4	—
	$37.8	$30.0

In addition, in the first six months of 2018, the Company recognized a gain of $10.0 million related to obtaining control of an affiliate, for which no tax expense was provided.
Excluding the items above, the effective tax rate for the first six months of 2019 and 2018 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
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
(Continued)

(14) Net Income Per Share Attributable to Lear
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
A summary of information used to compute basic and diluted net income per share available to Lear common stockholders is shown below (in millions, except share and per share data):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income attributable to Lear	$182.8	$331.4	$411.7	$685.1
Redeemable noncontrolling interest adjustment	(0.9)	(9.2)	5.8	(14.6)
Net income available to Lear common stockholders	$181.9	$322.2	$417.5	$670.5

Average common shares outstanding	62,191,022	66,320,362	62,501,419	66,701,228
Dilutive effect of common stock equivalents	163,312	387,678	233,075	431,658
Average diluted shares outstanding	62,354,334	66,708,040	62,734,494	67,132,886

Basic net income per share available to Lear common stockholders	$2.92	$4.86	$6.68	$10.05

Diluted net income per share available to Lear common stockholders	$2.92	$4.83	$6.66	$9.99

For further information related to the redeemable noncontrolling interest adjustment, see Note 15, "Comprehensive Income and Equity."

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(15) Comprehensive Income and Equity
Comprehensive Income
Comprehensive income is defined as all changes in the Company’s net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items recorded in equity are included in comprehensive income.
Accumulated Other Comprehensive Loss
A summary of changes, net of tax, in accumulated other comprehensive loss for the three and six months ended June 29, 2019, is shown below (in millions):

	Three Months Ended	Six Months Ended
	June 29, 2019	June 29, 2019
Defined benefit plans:
Balance at beginning of period	$(172.5)	$(172.8)
Reclassification adjustments (net of tax expense of $— million and $0.4 million in the three and six months ended June 29, 2019, respectively)	1.6	3.2
Other comprehensive loss recognized during the period (net of tax impact of $— million in the three and six months ended June 29, 2019)	(3.0)	(4.3)
Balance at end of period	$(173.9)	$(173.9)
Derivative instruments and hedging:
Balance at beginning of period	$(9.0)	$(9.7)
Reclassification adjustments (net of tax benefit of $2.7 million and $4.8 million in the three and six months ended June 29, 2019, respectively)	(10.0)	(17.1)
Other comprehensive income recognized during the period (net of tax expense of $5.0 million and $7.3 million in the three and six months ended June 29, 2019, respectively)	17.8	25.6
Balance at end of period	$(1.2)	$(1.2)
Foreign currency translation:
Balance at beginning of period	$(530.0)	$(523.3)
Other comprehensive income recognized during the period (net of tax impact of $— million in the three and six months ended June 29, 2019)	6.9	0.2
Balance at end of period	$(523.1)	$(523.1)

Total accumulated other comprehensive loss	$(698.2)	$(698.2)

In the three months ended June 29, 2019, foreign currency translation adjustments are primarily related to the weakening of the Chinese renminbi relative to the U.S. dollar. In the six months ended June 29, 2019, foreign currency translation adjustments are primarily related to the weakening of the Euro relative to the U.S. dollar and include pretax gains of $0.1 million related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of changes, net of tax, in accumulated other comprehensive loss for the three and six months ended June 30, 2018, is shown below (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Defined benefit plans:
Balance at beginning of period	$(181.7)	$(184.0)
Reclassification adjustments (net of tax expense of $0.3 million and $0.6 million in the three and six months ended June 30, 2018, respectively)	1.1	2.4
Other comprehensive income recognized during the period (net of tax impact of $— million in the three and six months ended June 30, 2018)	2.2	3.2
Balance at end of period	$(178.4)	$(178.4)
Derivative instruments and hedging:
Balance at beginning of period	$14.5	$(22.9)
Reclassification adjustments (net of tax benefit of $0.2 million and $0.9 million in the three and six months ended June 30, 2018, respectively)	(1.1)	(3.5)
Other comprehensive income (loss) recognized during the period (net of tax (benefit) expense of ($8.9) million and $2.1 million in the three and six months ended June 30, 2018, respectively)	(32.1)	7.7
Balance at end of period	$(18.7)	$(18.7)
Foreign currency translation:
Balance at beginning of period	$(213.6)	$(306.5)
Other comprehensive loss recognized during the period (net of tax impact of $— million in the three and six months ended June 30, 2018)	(217.0)	(124.1)
Balance at end of period	$(430.6)	$(430.6)

Total accumulated other comprehensive loss	$(627.7)	$(627.7)

In the three and six months ended June 30, 2018, foreign currency translation adjustments are primarily related to weakening of the Euro, the Chinese renminbi and the Brazilian real relative to the U.S. dollar and include pretax losses of $0.6 million and $0.9 million, respectively, related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.
For further information regarding reclassification adjustments related to the Company's defined benefit plans, see Note 10, "Pension and Other Postretirement Benefit Plans." For further information regarding reclassification adjustments related to the Company's derivative and hedging activities, see Note 18, "Financial Instruments."
Lear Corporation Stockholders’ Equity
Common Stock Share Repurchase Program
On February 7, 2019, the Company's Board of Directors authorized an increase to the existing common stock share repurchase program authorization to $1.5 billion and extended the term of the program to December 31, 2021.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Share repurchases in the first six months of 2019 are shown below (in millions except for shares and per share amounts):

Six Months Ended				As of
June 29, 2019				June 29, 2019
Aggregate Repurchases (1)	Cash paid for Repurchases	Number of Shares	Average Price per Share (2)	Remaining Purchase Authorization
$279.5	$276.5	1,987,246	$140.65	$1,303.5
(1) Includes $83.0 million of repurchases made prior to the increased authorization
(2) Excludes commissions
Since the first quarter of 2011, the Company's Board of Directors has authorized $5.8 billion in share repurchases under the common stock share repurchase program. As of the end of the second quarter of 2019, the Company has repurchased, in aggregate, $4.5 billion of its outstanding common stock, at an average price of $89.31 per share, excluding commissions and related fees.
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
In addition to shares repurchased under the Company’s common stock share repurchase program described above, the Company classified shares withheld from the settlement of the Company’s restricted stock unit and performance share awards to cover tax withholding requirements as common stock held in treasury in the accompanying condensed consolidated balance sheets as of June 29, 2019 and December 31, 2018.
Quarterly Dividend
In the first half of 2019 and 2018, the Company’s Board of Directors declared quarterly cash dividends of $0.75 and $0.70 per share of common stock, respectively. Dividends declared and paid are shown below (in millions):

	Six Months Ended
	June 29, 2019	June 30, 2018
Dividends declared	$94.6	$94.7
Dividends paid	95.6	96.7

Dividends payable on common shares to be distributed under the Company’s stock-based compensation program and common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings will be paid when such common shares are distributed.
Redeemable Noncontrolling Interest
In accordance with GAAP, the Company records redeemable noncontrolling interests at the greater of (1) the initial carrying amount adjusted for the noncontrolling interest holder’s share of total comprehensive income or loss and dividends ("noncontrolling interest carrying value") or (2) the redemption value as of and based on conditions existing as of the reporting date. Required redeemable noncontrolling interest adjustments are recorded as an increase to redeemable noncontrolling interests, with an offsetting adjustment to retained earnings. The redeemable noncontrolling interest is classified in mezzanine equity in the accompanying condensed consolidated balance sheets as of June 29, 2019 and December 31, 2018.
For further information related to the redeemable noncontrolling interest adjustment, see Note 14, "Net Income Per Share Attributable to Lear," as well as Note 5, "Investments in Affiliates and Other Related Party Transactions," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

(16) Legal and Other Contingencies
As of June 29, 2019 and December 31, 2018, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $14.1 million and $11.0 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.
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
The Company records product warranty reserves when liability is probable and related amounts are reasonably estimable.
A summary of the changes in reserves for product liability and warranty claims for the six months ended June 29, 2019, is shown below (in millions):

Balance at January 1, 2019	$28.5
Expense, net (including changes in estimates)	6.7
Settlements	(8.6)
Foreign currency translation and other	0.2
Balance at June 29, 2019	$26.8

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
As of June 29, 2019 and December 31, 2018, the Company had recorded environmental reserves of $8.9 million and $9.0 million, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
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

(17) Segment Reporting
The Company has two reportable operating segments: Seating, which includes complete seat systems and all major seat components, including seat covers and surface materials such as leather and fabric, seat structures and mechanisms, seat foam and headrests, and E-Systems, which includes complete electrical distribution systems, as well as sophisticated electronic control modules, electrification products, connectivity products and software solutions for the cloud, cars and mobile devices.
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
A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended June 29, 2019
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$3,839.4	$1,168.2	$—	$5,007.6
Segment earnings (1)	283.2	84.7	(62.7)	305.2
Depreciation and amortization	83.4	40.9	4.0	128.3
Capital expenditures	80.0	52.5	4.0	136.5
Total assets	7,714.0	3,093.2	2,040.5	12,847.7

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended June 30, 2018
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$4,274.7	$1,306.1	$—	$5,580.8
Segment earnings (1)	348.3	175.1	(55.2)	468.2
Depreciation and amortization	81.4	36.9	3.5	121.8
Capital expenditures	113.7	52.4	3.3	169.4
Total assets	7,508.2	2,530.3	2,243.9	12,282.4

	Six Months Ended June 29, 2019
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$7,753.1	$2,414.6	$—	$10,167.7
Segment earnings (1)	535.5	213.0	(131.1)	617.4
Depreciation and amortization	166.3	77.7	7.9	251.9
Capital expenditures	160.2	91.6	7.5	259.3

	Six Months Ended June 30, 2018
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$8,604.6	$2,709.9	$—	$11,314.5
Segment earnings (1)	687.8	365.9	(122.6)	931.1
Depreciation and amortization	161.4	73.5	7.1	242.0
Capital expenditures	226.0	100.6	5.6	332.2

(1) See definition above
For the three months ended June 29, 2019, segment earnings include restructuring charges of $28.3 million, $8.3 million and $0.1 million in the Seating and E-Systems segments and in the other category, respectively. For the six months ended June 29, 2019, segment earnings include restructuring charges of $73.5 million, $17.2 million and $0.3 million in the Seating and E-Systems segments and in the other category, respectively.
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
For further information, see Note 3, "Restructuring."
A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Segment earnings	$305.2	$468.2	$617.4	$931.1
Interest expense	24.5	20.9	45.4	41.6
Other (income) expense, net	13.8	3.7	18.2	(1.9)
Consolidated income before provision for income taxes and equity in net income of affiliates	$266.9	$443.6	$553.8	$891.4

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(18) Financial Instruments
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

	June 29, 2019	December 31, 2018
Estimated aggregate fair value (1)	$2,353.2	$1,921.6
Aggregate carrying value (1) (2)	2,339.0	1,967.2

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
The Company has on deposit, cash that is legally restricted as to use or withdrawal. A reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets to cash, cash equivalents and restricted cash reported on the condensed consolidated statements of cash flows is shown below (in millions):

	June 29, 2019	June 30, 2018
Balance sheet - cash and cash equivalents	$1,269.0	$1,327.9
Restricted cash included in other current assets	15.5	21.2
Restricted cash included in other long-term assets	6.4	17.7
Statement of cash flows - cash, cash equivalents and restricted cash	$1,290.9	$1,366.8

Marketable Equity Securities
Marketable equity securities, which the Company accounts for under the fair value option, are included in the accompanying condensed consolidated balance sheets as shown below (in millions):

	June 29, 2019	December 31, 2018
Current assets	$15.7	$4.8
Other long-term assets	38.2	42.5
	$53.9	$47.3

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
Equity Securities Without Readily Determinable Fair Values
Included in other long-term assets in the accompanying condensed consolidated balance sheets as of June 29, 2019 and December 31, 2018, are $20.2 million and $12.7 million, respectively, of investments in equity securities without readily determinable fair values. Such investments are valued at cost, less any impairment, and adjusted for changes resulting from observable, orderly transactions for identical or similar securities.

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
For a fair value hedge, the change in the fair value of the derivative is recorded in earnings and reflected in the condensed consolidated statement of comprehensive income on the same line as the gain or loss on the hedged item attributable to the hedged risk. For a cash flow hedge, the change in the fair value of the derivative is recorded in accumulated other comprehensive loss in the condensed consolidated balance sheet. When the underlying hedged transaction is realized, the gain or loss included in accumulated other comprehensive loss is recorded in earnings and reflected in the condensed consolidated statement of comprehensive income on the same line as the gain or loss on the hedged item attributable to the hedged risk. For a net investment hedge, the change in the fair value of the derivative is recorded in cumulative translation adjustment, which is a component of accumulated other comprehensive loss in the condensed consolidated balance sheet. Changes in the fair value of contracts not designated as hedging instruments are recorded in earnings and reflected in the condensed consolidated statement of comprehensive income as other (income) expense, net. Cash flows attributable to derivatives used to manage foreign currency risks are classified on the same line as the hedged item attributable to the hedged risk in the condensed consolidated statements of cash flows. Cash flows attributable to forward starting interest rate swaps are classified as financing activities in the condensed consolidated statements of cash flows.
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
Foreign Exchange
The Company uses forwards, swaps and other derivative contracts to reduce the effects of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce exposure to fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, various European currencies, the Thai baht, the Japanese yen, the Philippine peso and the Chinese renminbi.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The notional amount, estimated aggregate fair value and related balance sheet classification of the Company's foreign currency derivative contracts are shown below (in millions, except for maturities):

	June 29, 2019	December 31, 2018
Fair value of foreign currency contracts designated as cash flow hedges:
Other current assets	$32.3	$20.6
Other long-term assets	5.6	2.8
Other current liabilities	(3.8)	(8.4)
Other long-term liabilities	(0.6)	(2.0)
	33.5	13.0
Notional amount	$1,281.1	$1,499.0
Outstanding maturities in months, not to exceed	24	24
Fair value of foreign currency contracts not designated as hedging instruments:
Other current assets	$4.0	$6.1
Other current liabilities	(8.7)	(4.8)
	(4.7)	1.3
Notional amount	$1,434.3	$654.0
Outstanding maturities in months, not to exceed	12	12
Total fair value	$28.8	$14.3
Total notional amount	$2,715.4	$2,153.0

Foreign currency derivative contracts not designated as hedging instruments consist principally of hedges of cash transactions, intercompany loans and certain other balance sheet exposures.
Interest Rate Swaps
Included in other current liabilities in the accompanying condensed consolidated balance sheet as of December 31, 2018, is $14.7 million related to the estimated fair value of forward starting interest rate swap contracts with a notional amount of $500.0 million.
Accumulated Other Comprehensive Loss - Derivative Instruments and Hedging
Pretax amounts related to foreign currency and interest rate swap contracts designated as cash flow hedges that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign currency contracts	$17.6	$(38.1)	$42.4	$12.7
Interest rate swap contracts	5.2	(2.9)	(9.5)	(2.9)
	22.8	(41.0)	32.9	9.8
(Gains) losses reclassified from accumulated other comprehensive loss to:
Net sales	0.5	1.1	1.0	2.8
Cost of sales	(13.2)	(2.4)	(22.9)	(7.2)
Interest expense	0.3	—	0.3	—
	(12.4)	(1.3)	(21.6)	(4.4)
Comprehensive income (loss)	$10.4	$(42.3)	$11.3	$5.4

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of June 29, 2019 and December 31, 2018, pretax net gains (losses) of approximately $9.6 million and ($1.7) million, respectively, related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss. During the next twelve month period, net gains (losses) expected to be reclassified into earnings are shown below (in millions):

Net gains related to foreign currency contracts	$28.5
Net losses related to interest rate swap contracts	(2.3)
Total	$26.2

Such gains and losses will be reclassified at the time that the underlying hedged transactions are realized.
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
Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of June 29, 2019 and December 31, 2018, are shown below (in millions):

	June 29, 2019
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$28.8	Market/ Income	$—	$28.8	$—
Marketable equity securities	Recurring	$53.9	Market	$53.9	$—	$—

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

The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. If an estimate of the credit spread is required, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of June 29, 2019 and December 31, 2018, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy in 2019.
Items Measured at Fair Value on a Non-Recurring Basis
The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy.
As a result of the acquisition of Xevo, Level 3 fair value estimates of $122.2 million related to intangible assets are recorded in the accompanying condensed consolidated balance sheet as of June 29, 2019. The estimated fair values of these assets were based on third-party valuations and management's estimates, generally utilizing the income and cost approaches.
For further information related to assets and liabilities measured at fair value on a non-recurring basis, see Note 2, "Acquisition."
As of June 29, 2019, there were no additional significant assets or liabilities measured at fair value on a non-recurring basis.

(19) Accounting Pronouncements
The Company considers the applicability and impact of all ASUs issued by the Financial Accounting Standards Board ("FASB").
Leases
In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, "Leases," which requires lessees to record right-of-use assets and corresponding liabilities on the balance sheet, as well as disclose key information regarding leasing arrangements. On January 1, 2019, the Company adopted the standard by applying the modified retrospective method without the restatement of comparative financial information, as permitted by the transition guidance. See Note 9, "Leases."
Tax Effects from Accumulated Other Comprehensive Income
Effective January 1, 2019, ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" allows for the reclassification of "stranded" tax effects as a result of the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The Company elected not to reclassify such amounts. The Company reclassifies taxes from accumulated other comprehensive loss to earnings as the items to which the tax effects relate are similarly reclassified.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company considered the ASUs summarized below, effective after 2019:
Measurement of Credit Losses on Financial Instruments
Effective January 1, 2020, the standard changes the impairment model for most financial instruments to a current expected credit loss model. The guidance applies to all financial assets such as loans, accounts receivable (including long-term receivables), contract assets, net investments in sales-type and direct financing leases, held-to-maturity securities and certain financial guarantees. The new model will generally result in earlier recognition of credit losses. The Company does not expect the adoption of this standard to significantly impact the Company's consolidated financial statements.
Simplifying the Test for Goodwill Impairment
Effective January 1, 2020, the standard simplifies the accounting for goodwill impairments and allows a goodwill impairment charge to be based on the amount of a reporting unit's carrying value in excess of its fair value. This eliminates the requirement to calculate the implied fair value of goodwill (i.e., "Step 2" under current guidance).

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
Our E-Systems business consists of the design, development, engineering and manufacture of complete electrical distribution systems, as well as sophisticated electronic control modules, electrification products, connectivity products and software solutions for the cloud, cars and mobile devices. Electrical distribution systems route networks and electrical signals and manage electrical power within the vehicle for all types of power trains - traditional internal combustion engine ("ICE") architectures to the full range of hybrid, plug-in hybrid and battery electric architectures. Key components in our electrical distribution portfolio include wire harnesses, terminals and connectors and junction boxes for both ICE and electrification architectures that require management of higher voltage and power. Electronic control modules facilitate signal, data and power management within the vehicle and include the associated software required to facilitate these functions. Key components in our electronic control module portfolio include body control modules, wireless receiver and transmitter technology and lighting and audio control modules, as well as portfolios specific to electrification and connectivity trends. Electrification products include charging systems (onboard charging modules, cord set charging equipment and wireless charging systems), battery electronics (battery disconnect units, cell monitoring supervisory systems and integrated total battery control modules) and other power management modules, including converter and inverter systems which may be integrated into other modules or sold separately. Connectivity products include gateway modules and independent communication modules to manage both wired and wireless networks and data in vehicles. In addition to fully functional electronic modules, we offer software that includes cybersecurity, advanced vehicle positioning for automated and autonomous driving applications, roadside modules that communicate real-time traffic information and full capabilities in both dedicated short-range communication ("DSRC") and cellular protocols for vehicle connectivity. Our software solutions also include Xevo Journeyware, a thin-client platform for the cloud, cars and mobile devices that enables consumer commerce, multi-media applications and enterprise services to improve performance and safety, deliver an AI-enhanced driving experience and provide new monetization opportunities for automakers, and Xevo Market, an in-vehicle commerce and service platform that connects customers with their favorite brands and services by delivering highly-contextual offers through the touch screens of their vehicles and vehicle-branded mobile applications.
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

LEAR CORPORATION

Industry Overview
Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle. Global automotive industry production volumes in the first six months of 2019, as compared to the first six months of 2018, are shown below (in millions of units):

	Six Months Ended
	June 29, 2019 (1)	June 30, 2018 (1) (2)	% Change
North America	8.5	8.7	(3)%
Europe and Africa	11.6	12.3	(6)%
Asia	22.0	23.9	(8)%
South America	1.6	1.6	(3)%
Other	0.7	1.1	(38)%
Global light vehicle production	44.4	47.6	(7)%
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
Our percentage of consolidated net sales by region in the first six months of 2019 and 2018 is shown below:

	Six Months Ended
	June 29, 2019	June 30, 2018
North America	37%	36%
Europe and Africa	41%	43%
Asia	19%	18%
South America	3%	3%
Total	100%	100%
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
Our material cost as a percentage of net sales was 64.8% in the first half of 2019, as compared to 64.7% in the first half of 2018. Raw material, energy and commodity costs can be volatile, reflecting changes in supply and demand and global trade and tariff policies. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity environment. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2018.
Financial Measures
In evaluating our financial condition and operating performance, we focus primarily on earnings, operating margins, cash flows and return on invested capital. In addition to maintaining and expanding our business with our existing customers in our more established markets, our expansion plans are focused primarily on emerging markets. Asia, and China in particular, continues to present growth opportunities, as major global automotive manufacturers implement production expansion plans and local automotive manufacturers aggressively expand their operations to meet increasing demand in this region. In addition to our wholly owned locations, we currently have twelve operating joint ventures with operations in Asia, as well as two additional joint ventures in North America dedicated to serving Asian automotive manufacturers. We also have aggressively pursued this strategy by selectively increasing our vertical integration capabilities globally, as well as expanding our component manufacturing capacity in Asia, Brazil, Eastern Europe, Mexico and Northern Africa. Furthermore, we have expanded our low-cost engineering capabilities in Asia, Eastern Europe and Northern Africa.
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
Acquisition
On April 17, 2019, we completed the acquisition of Xevo Inc. (“Xevo”), a Seattle-based, global leader in connected car software, by acquiring all of Xevo's outstanding shares for approximately $321 million, net of cash acquired. Xevo is a supplier of software solutions for the cloud, cars and mobile devices that are deployed in millions of vehicles worldwide.
For further information, see Note 2, "Acquisition," to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this "Report").
Financing Transactions
Senior Notes
In May 2019, we issued $375 million in aggregate principal amount at maturity of senior unsecured notes due 2029 (the “2029 Notes”) and $325 million in aggregate principal amount at maturity of senior unsecured notes due 2049 (the “2049 Notes”). The 2029 Notes have a stated coupon rate of 4.25% and were priced at 99.691% of par, resulting in a yield to maturity of

LEAR CORPORATION

4.288%. The 2049 Notes have a stated coupon rate of 5.25% and were priced at 98.32% of par, resulting in a yield to maturity of 5.363%.
The net proceeds from the offering were $693 million after original issue discount. The proceeds were used to redeem the $325 million in aggregate principal amount of senior unsecured notes due 2024 (the "2024 Notes") at a redemption price equal to equal to 102.688% of the principal amount of such 2024 Notes, plus accrued interest, as well as to finance the acquisition of Xevo and for general corporate purposes. In connection with these transactions, we recognized a loss of $11 million on the extinguishment of debt in the three and six months ended June 29, 2019, and paid related issuance costs of $6 million.
For further information, see "— Liquidity and Capital Resources — Capitalization — Senior Notes" and Note 8 "Debt," to the condensed consolidated financial statements included in this Report.
Credit Agreement
Our credit agreement (the "Credit Agreement"), dated August 8, 2017, consists of a $1.75 billion revolving credit facility (the "Revolving Credit Facility") and a $250 million term loan facility (the "Term Loan Facility"). The maturity date of the Revolving Credit Facility is August 8, 2023, and the maturity date of the Term Loan Facility is August 8, 2022.
For further information, see Note 8, "Debt," to the condensed consolidated financial statements included in this Report.
Operational Restructuring
In the first half of 2019, we incurred pretax restructuring costs of approximately $91 million and related manufacturing inefficiency charges of approximately $3 million. Any future restructuring actions will depend upon market conditions, customer actions and other factors.
For further information, see Note 3, "Restructuring," to the condensed consolidated financial statements included in this Report.
Share Repurchase Program and Quarterly Cash Dividends
Since the first quarter of 2011, our Board of Directors has authorized $5.8 billion in share repurchases under our common stock share repurchase program. In the first half of 2019, we repurchased $280 million of shares and have a remaining repurchase authorization of $1.3 billion, which will expire on December 31, 2021.
In the first and second quarters of 2019, our Board of Directors declared a quarterly cash dividend of $0.75 per share of common stock, reflecting a 7% increase over the quarterly cash dividend declared in 2018.
For further information related to our common stock share repurchase program and our quarterly dividends, see "— Liquidity and Capital Resources — Capitalization" below and Note 15, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report.
Other Matters
In the three months ended June 29, 2019, we recognized tax expense of $10 million related to the establishment of a valuation allowance on deferred tax assets of a foreign subsidiary and net tax benefits of $11 million related to restructuring and various other items. In the six months ended June 29, 2019, we recognized tax benefits of $18 million related to changes in the tax status of certain affiliates, $3 million related to share-based compensation and $27 million related to restructuring and various other items, offset by tax expense of $10 million related to the establishment of a valuation allowance on deferred tax assets of a foreign subsidiary.
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

LEAR CORPORATION

As discussed above, our results for the three and six months ended months ended June 29, 2019 and June 30, 2018, reflect the following items (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Costs related to restructuring actions, including manufacturing inefficiencies of $1 million and $3 million in the three and six months ended June 29, 2019, and $3 million and $9 million in the three and six months ended June 30, 2018	$38	$13	$94	$37
Acquisition and other related costs	1	—	2	—
Litigation	1	(17)	1	(17)
Loss on extinguishment of debt	11	—	11	—
Gain related to affiliate	(2)	—	(2)	(10)
Tax benefit, net	(1)	(3)	(38)	(30)
For further information regarding these items, see Note 3, "Restructuring," Note 8, "Debt," and Note 13, "Income Taxes," to the condensed consolidated financial statements included in this Report and Note 5, "Investments in Affiliates and Other Related Party Transactions," to the consolidated financial statement included in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

RESULTS OF OPERATIONS
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three Months Ended				Six Months Ended
	June 29, 2019		June 30, 2018		June 29, 2019		June 30, 2018
Net sales
Seating	$3,839.4	76.7%	$4,274.7	76.6%	$7,753.1	76.3%	$8,604.6	76.0%
E-Systems	1,168.2	23.3	1,306.1	23.4	2,414.6	23.7	2,709.9	24.0
Net sales	5,007.6	100.0	5,580.8	100.0	10,167.7	100.0	11,314.5	100.0
Cost of sales	4,529.4	90.5	4,942.7	88.6	9,216.3	90.6	10,045.0	88.8
Gross profit	478.2	9.5	638.1	11.4	951.4	9.4	1,269.5	11.2
Selling, general and administrative expenses	157.1	3.1	156.8	2.8	305.4	3.0	312.2	2.8
Amortization of intangible assets	15.9	0.3	13.1	0.2	28.6	0.3	26.2	0.2
Interest expense	24.5	0.5	20.9	0.4	45.4	0.5	41.6	0.3
Other (income) expense, net	13.8	0.3	3.7	0.1	18.2	0.2	(1.9)	—
Provision for income taxes	73.3	1.4	97.7	1.8	116.4	1.1	175.4	1.5
Equity in net income of affiliates	(8.4)	(0.2)	(9.1)	(0.2)	(10.7)	(0.1)	(13.2)	(0.1)
Net income attributable to noncontrolling interests	19.2	0.4	23.6	0.4	36.4	0.4	44.1	0.4
Net income attributable to Lear	$182.8	3.7%	$331.4	5.9%	$411.7	4.0%	$685.1	6.1%

Three Months Ended June 29, 2019 vs. Three Months Ended June 30, 2018
Net sales in the second quarter of 2019 were $5.0 billion, as compared to $5.6 billion in the second quarter of 2018, a decrease of $573 million or 10%. Lower production volumes on Lear platforms in all regions and net foreign exchange rate fluctuations

LEAR CORPORATION

negatively impacted net sales by $616 million and $224 million, respectively. These decreases were partially offset by the impact of new business in all regions which increased net sales by $286 million.

(in millions)	Cost of Sales
Second quarter 2018	$4,943
Material cost	(362)
Labor and other	(56)
Depreciation	4
Second quarter 2019	$4,529
Cost of sales in the second quarter of 2019 was $4.5 billion, as compared to $4.9 billion in the second quarter of 2018. Lower production volumes on Lear platforms in all regions and net foreign exchange rate fluctuations, partially offset by the impact of new business in all regions, reduced cost of sales by $438 million.
Gross profit and gross margin were $478 million and 9.5% of net sales, respectively, in the second quarter of 2019, as compared to $638 million and 11.4% of net sales, respectively, in the second quarter of 2018. Lower production volumes on Lear platforms and net foreign exchange rate fluctuations, partially offset by the impact of new business, negatively impacted gross profit by $116 million. The impact of selling price reductions and, to a lesser extent, higher restructuring costs was partially offset by favorable operating performance, including the benefit of operational restructuring actions. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $157 million in the second quarters of 2019 and 2018. As a percentage of net sales, selling, general and administrative expenses were 3.1% in the second quarter of 2019, as compared to 2.8% in the second quarter of 2018. In 2019, selling, general and administrative expenses benefited from lower compensation-related costs, partially offset by expenses of our Xevo acquisition. In 2018, selling, general and administrative expenses benefited from a favorable litigation settlement.
Amortization of intangible assets was $16 million in the second quarter of 2019, as compared to $13 million in the second quarter of 2018, reflecting the acquisition of Xevo.
Interest expense was $25 million in the second quarter of 2019, as compared to $21 million in the second quarter of 2018, reflecting our 2019 financing transactions related to the acquisition of Xevo.
Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, losses on the extinguishment of debt, gains and losses on the disposal of fixed assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was $14 million in the second quarter of 2019, as compared to $4 million in the second quarter of 2018. In the second quarter of 2019, we recognized a loss of $11 million related to the extinguishment of debt.
In the second quarter of 2019, the provision for income taxes was $73 million, representing an effective tax rate of 27.5% on pretax income before equity in net income of affiliates of $267 million. In the second quarter of 2018, the provision for income taxes was $98 million, representing an effective tax rate of 22.0% on pretax income before equity in net income of affiliates of $444 million, for the reasons described below.
In the second quarters of 2019 and 2018, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In the second quarter of 2019, we recognized tax expense of $10 million related to the establishment of a valuation allowance on deferred tax assets of a foreign subsidiary and net tax benefits of $11 million related to restructuring and various other items. In the second quarter of 2018, we recognized net tax benefits of $3 million related to restructuring charges and various other items.
Excluding these items, the effective tax rate for the second quarters of 2019 and 2018 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $8 million in the second quarter of 2019, as compared to $9 million in the second quarter of 2018.
Net income attributable to Lear was $183 million, or $2.92 per diluted share, in the second quarter of 2019, as compared to $331 million, or $4.83 per diluted share, in the second quarter of 2018. Net income and diluted net income per share decreased for the reasons described above. In addition, diluted net income per share was impacted by the decrease in average shares outstanding between periods.

LEAR CORPORATION

Reportable Operating Segments
We have two reportable operating segments: Seating, which includes complete seat systems and all major seat components, including seat covers and surface materials such as leather and fabric, seat structures and mechanisms, seat foam and headrests, and E-Systems, which includes complete electrical distribution systems, as well as sophisticated electronic control modules, electrification products, connectivity products and software solutions for the cloud, cars and mobile devices. Key components in our electrical distribution portfolio include wire harnesses, terminals and connectors and junction boxes for both ICE and electrification architectures that require management of higher voltage and power. Key components in our electronic control module portfolio include body control modules, wireless receiver and transmitter technology and lighting and audio control modules, as well as portfolios specific to electrification and connectivity trends. Electrification products include charging systems (onboard charging modules, cord set charging equipment and wireless charging systems), battery electronics (battery disconnect units, cell monitoring supervisory systems and integrated total battery control modules) and other power management modules, including converter and inverter systems. Connectivity products include gateway modules and independent communication modules to manage both wired and wireless networks and data in vehicles. In addition to fully functional electronic modules, we offer software that includes cybersecurity, advanced vehicle positioning for automated and autonomous driving applications, roadside modules that communicate real-time traffic information and full capabilities in both dedicated short-range communication ("DSRC") and cellular protocols for vehicle connectivity. Our software solutions also include Xevo Journeyware, a thin-client platform for the cloud, cars and mobile devices that enables consumer commerce, multi-media applications and enterprise services to improve performance and safety, deliver an AI-enhanced driving experience and provide new monetization opportunities for automakers, and Xevo Market, an in-vehicle commerce and service platform that connects customers with their favorite brands and services by delivering highly-contextual offers through the touch screens of their vehicles and vehicle-branded mobile applications.
The financial information presented below is for our two reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment. Corporate and regional headquarters costs include various support functions, such as information technology, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s pretax income before equity in net income of affiliates, interest expense and other (income) expense, net ("segment earnings") and segment earnings divided by net sales ("margin") are not measures of performance under accounting principles generally accepted in the United States ("GAAP"). Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income attributable to Lear, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates, see Note 17, "Segment Reporting," to the condensed consolidated financial statements included in this Report.
Seating
A summary of the financial measures for our Seating segment is shown below (dollar amounts in millions):

	Three Months Ended
	June 29, 2019	June 30, 2018
Net sales	$3,839.4	$4,274.7
Segment earnings (1)	283.2	348.3
Margin	7.4%	8.1%
(1) See definition above
Seating net sales were $3.8 billion in the second quarter of 2019, as compared to $4.3 billion in the second quarter of 2018, a decrease of $435 million or 10%. Lower production volumes on Lear platforms and net foreign exchange rate fluctuations negatively impacted net sales by $489 million and $158 million, respectively. These decreases were partially offset by the impact of new business, which increased net sales by $218 million.
Segment earnings, including restructuring costs, and the related margin on net sales were $283 million and 7.4% in the second quarter of 2019, as compared to $348 million and 8.1% in the second quarter of 2018. Lower production volumes on Lear platforms, partially offset by the impact of new business, negatively impacted segment earnings by $65 million. Favorable operating performance, including the benefit of operational restructuring actions, of $79 million was offset by the impact of selling price reductions, higher restructuring costs and net foreign exchange rate fluctuations.

LEAR CORPORATION

E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Three Months Ended
	June 29, 2019	June 30, 2018
Net sales	$1,168.2	$1,306.1
Segment earnings (1)	84.7	175.1
Margin	7.3%	13.4%
(1) See definition above
E-Systems net sales were $1.2 billion in the second quarter of 2019, as compared to $1.3 billion in the second quarter of 2018, a decrease of $138 million or 11%. Lower production volumes on Lear platforms and net foreign exchange rate fluctuations negatively impacted net sales by $127 million and $66 million, respectively. These decreases were partially offset by the impact of new business, which increased net sales by $68 million.
Segment earnings, including restructuring costs, and the related margin on net sales were $85 million and 7.3% in the second quarter of 2019, as compared to $175 million and 13.4% in the second quarter of 2018. Lower production volumes on Lear platforms, partially offset by the impact of new business, negatively impacted segment earnings by $32 million. Selling price reductions and, to a lesser extent, higher restructuring costs (in response to declining volumes) also negatively impacted segment earnings.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three Months Ended
	June 29, 2019	June 30, 2018
Net sales	$—	$—
Segment earnings (1)	(62.7)	(55.2)
Margin	N/A	N/A
(1) See definition above
Segment earnings related to our other category were ($63) million in the second quarter of 2019, as compared to ($55) million in the second quarter of 2018. In the second quarter of 2018, segment earnings benefited from a litigation settlement of $13 million.

Six Months Ended June 29, 2019 vs. Six Months Ended June 30, 2018
Net sales for the six months ended June 29, 2019, were $10.2 billion, as compared to $11.3 billion for the six months ended June 30, 2018, a decrease of $1.1 billion or 10%. Lower production volumes on Lear platforms in all regions and net foreign exchange rate fluctuations negatively impacted net sales by $1,063 million and $497 million, respectively. These decreases were partially offset by the impact of new business in all regions, which increased net sales by $441 million.

(in millions)	Cost of Sales
First six months of 2018	$10,045
Material cost	(741)
Labor and other	(96)
Depreciation	8
First six months of 2019	$9,216
Cost of sales in the first six months of 2019 were $9.2 billion, as compared to $10.0 billion in the first six months of 2018. Lower production volumes on Lear platforms in all regions and net foreign exchange rate fluctuations, partially offset by the impact of new business in all regions, reduced cost of sales by $876 million.
Gross profit and gross margin were $1.0 billion and 9.4% of net sales, respectively, for the six months ended June 29, 2019, as compared to $1.3 billion and 11.2% of net sales, respectively, for the six months ended June 30, 2018. Lower production

LEAR CORPORATION

volumes on Lear platforms and net foreign exchange rate fluctuations, partially offset by the impact of new business, negatively impacted gross profit by $243 million. The impact of selling price reductions and, to a lesser extent, higher restructuring costs was partially offset by favorable operating performance, including the benefit of operational restructuring actions. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $305 million in the first six months of 2019, as compared to $312 million in the first six months of 2018. As a percentage of net sales, selling, general and administrative expenses were 3.0% in the first six months of 2019, as compared to 2.8% in the first six months of 2018. In 2019, selling, general and administrative expenses benefited from lower compensation-related costs and the impact of net foreign exchange fluctuations, partially offset by expenses of our Xevo acquisition and higher restructuring costs.
Amortization of intangible assets was $29 million in the first six months of 2019, as compared to $26 million in the first six months of 2018, reflecting the acquisition of Xevo in the second quarter of 2019.
Interest expense was $45 million in the first six months of 2019, as compared to $42 million in the first six months of 2018, reflecting our second quarter 2019 financing transactions related to the acquisition of Xevo.
Other (income) expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, losses on the extinguishment of debt, gains and losses on the disposal of fixed assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was expense of $18 million for the six months ended June 29, 2019, as compared to income of $2 million for the six months ended June 30, 2018. In the first six months of 2019, we recognized a loss of approximately $11 million on the extinguishment of debt. In the first six months of 2018, we recognized a gain of approximately $10 million related to obtaining control of an affiliate.
For the six months ended June 29, 2019, the provision for income taxes was $116 million, representing an effective tax rate of 21.0% on pretax income before equity in net income of affiliates of $554 million. For the six months ended June 30, 2018, the provision for income taxes was $175 million, representing an effective tax rate of 19.7% on pretax income before equity in net income of affiliates of $891 million, for the reasons described below.
In the first six months of 2019 and 2018, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In the first six months of 2019, we recognized tax benefits of $18 million related to changes in the tax status of certain affiliates, $3 million related to share-based compensation and $27 million related to restructuring and various other items, offset by tax expense of $10 million related to the establishment of a valuation allowance on deferred tax assets of a foreign subsidiary. In the first six months of 2018, we recognized tax benefits of $35 million related to the reversal of a valuation allowance on the deferred tax assets of a foreign subsidiary, $10 million related to share-based compensation and $7 million related to restructuring charges and various other items, offset by tax expense of $22 million related to an increase in foreign withholding tax on certain undistributed foreign earnings. In addition, we recognized a gain of $10 million related to obtaining control of an affiliate, for which no tax expense was provided.
Excluding these items, the effective tax rate for the first six months of 2019 and 2018 approximated the U.S. federal statutory income tax rate of 21% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $11 million in the first six months of 2019, as compared to $13 million in the first six months of 2018.
Net income attributable to Lear was $412 million, or $6.66 per diluted share, for the six months ended June 29, 2019, as compared to $685 million, or $9.99 per diluted share, for the six months ended June 30, 2018. Net income and diluted net income per share decreased for the reasons described above. In addition, diluted net income per share was impacted by the decrease in average shares outstanding between periods.

LEAR CORPORATION

Reportable Operating Segments
For a description of our reportable operating segments, see "Three Months Ended June 29, 2019 vs. Three Months Ended June 30, 2018 - Reportable Operating Segments" above.
Seating
A summary of the financial measures for our Seating segment is shown below (dollar amounts in millions):

	Six Months Ended
	June 29, 2019	June 30, 2018
Net sales	$7,753.1	$8,604.6
Segment earnings (1)	535.5	687.8
Margin	6.9%	8.0%
(1) See definition above
Seating net sales were $7.8 billion for the six months ended June 29, 2019, as compared to $8.6 billion for the six months ended June 30, 2018, a decrease of $852 million or 10%. Lower production volumes on Lear platforms and net foreign exchange rate fluctuations negatively impacted net sales by $805 million and $354 million, respectively. These decreases were partially offset by the impact of new business, which increased net sales by $295 million.
Segment earnings, including restructuring costs, and the related margin on net sales were $536 million and 6.9% for the six months ended June 29, 2019, as compared to $688 million and 8.0% for the six months ended June 30, 2018. Lower production volumes on Lear platforms, partially offset by the impact of new business, negatively impacted segment earnings by $132 million. Favorable operating performance, including the benefit of operational restructuring actions, of $135 million was more than offset by the impact of selling price reductions, higher restructuring costs and net foreign exchange rate fluctuations.
E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Six Months Ended
	June 29, 2019	June 30, 2018
Net sales	$2,414.6	$2,709.9
Segment earnings (1)	213.0	365.9
Margin	8.8%	13.5%
(1) See definition above
E-Systems net sales were $2.4 billion for the six months ended June 29, 2019, as compared to $2.7 billion for the six months ended June 30, 2018, a decrease of $295 million or 11%. Lower production volumes on Lear platforms and net foreign exchange rate fluctuations negatively impacted net sales by $258 million and $143 million, respectively. These decreases were partially offset by the impact of new business, which increased net sales by $146 million.
Segment earnings, including restructuring costs, and the related margin on net sales were $213 million and 8.8% for the six months ended June 29, 2019, as compared to $366 million and 13.5% for the six months ended June 30, 2018. Lower production volumes on Lear platforms, partially offset by the impact of new business, negatively impacted segment earnings by $67 million. Selling price reductions and, to a lesser extent, higher restructuring costs (in response to declining volumes) also negatively impacted segment earnings.

LEAR CORPORATION

Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Six Months Ended
	June 29, 2019	June 30, 2018
Net sales	$—	$—
Segment earnings (1)	(131.1)	(122.6)
Margin	N/A	N/A
(1) See definition above
Segment earnings related to our other category were ($131) million in the first six months of 2019, as compared to ($123) million in the first six months of 2018. In the first six months of 2018, segment earnings benefited from a litigation settlement of $13 million.

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
As of June 29, 2019 and December 31, 2018, cash and cash equivalents of $801 million and $1,094 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans and the payment of dividends, without creating additional income tax expense. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information related to potential dividends from our non-U.S. subsidiaries, see "— Adequacy of Liquidity Sources" below and Note 7, "Income Taxes," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Cash Flows
A summary of net cash provided by operating activities is shown below (in millions):

	Six Months Ended
	June 29, 2019	June 30, 2018	Increase (Decrease) in Operating Cash Flow
Consolidated net income and depreciation and amortization	$700	$971	$(271)
Net change in working capital items:
Accounts receivable	(544)	(264)	(280)
Inventory	(42)	(69)	27
Accounts payable	196	153	43
Accrued liabilities and other	197	(10)	207
Net change in working capital items	(193)	(190)	(3)
Other	(51)	(27)	(24)
Net cash provided by operating activities	$456	$754	$(298)
In the first six months of 2019 and 2018, net cash provided by operating activities was $456 million and $754 million, respectively. The overall decrease in operating cash flows of $298 million was primarily attributable to lower net income. The incremental increase in accounts receivable in the first half of 2019, as compared to the first half of 2018, was largely due to lower sales at the end of 2018, as compared to the end of 2017, as well as the timing of certain customer payments. The resulting decrease in operating cash flows between periods was largely offset by increases in certain accrued liabilities in the first half of 2019.

LEAR CORPORATION

Net cash used in investing activities was $580 million in the first six months of 2019, as compared to $357 million in the first six months of 2018. In first six months of 2019, we paid $321 million for the acquisition of Xevo. Capital spending was $259 million in the first six months of 2019, as compared to $332 million in the first six months of 2018. Capital spending in 2019 is estimated at $650 million.
Net cash used in financing activities was $105 million in the first six months of 2019, as compared to $507 million in the first six months of 2018. In 2019, we received net proceeds of $693 million related to the issuance of the 2029 and 2049 Notes and paid $6 million of related issuance costs and $334 million related to the redemption of the outstanding 2024 Notes. Also in 2019, we paid $277 million for repurchases of our common stock, $96 million of dividends to Lear stockholders and $31 million of dividends to noncontrolling interest holders. In 2018, we paid $285 million for repurchases of our common stock, $97 million of dividends to Lear stockholders and $64 million of dividends to noncontrolling interest holders.
Capitalization
From time to time, we utilize uncommitted credit facilities to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries, in addition to cash provided by operating activities. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors. As of June 29, 2019 and December 31, 2018, our short-term borrowings outstanding were $15 million and $10 million, respectively.
Senior Notes
As of June 29, 2019, our senior notes (collectively, the "Notes") consisted of the amounts shown below (in millions, except stated coupon rates):

Note	Aggregate Principal Amount at Maturity	Stated Coupon Rate
Senior unsecured notes due 2025 (the "2025 Notes")	$650	5.25%
Senior unsecured notes due 2027 (the "2027 Notes")	750	3.80%
2029 Notes	375	4.25%
2049 Notes	325	5.25%
	$2,100
The issue, maturity and interest payments dates of the Notes are shown below:

Note	Issuance Date	Maturity Date	Interest Payment Dates
2025 Notes	November 2014	January 15, 2025	January 15 and July 15
2027 Notes	August 2017	September 15, 2027	March 15 and September 15
2029 Notes	May 2019	May 15, 2029	May 15 and November 15
2049 Notes	May 2019	May 15, 2049	May 15 and November 15
In May 2019, we issued $375 million in aggregate principal amount at maturity of 2029 Notes and $325 million in aggregate principal amount at maturity of 2049 Notes. The 2029 Notes have a stated coupon rate of 4.25% and were priced at 99.691% of par, resulting in a yield to maturity of 4.288%. The 2049 Notes have a stated coupon rate of 5.25% and were priced at 98.32% of par, resulting in a yield to maturity of 5.363%.
The net proceeds from the offering were $693 million after original issue discount. The proceeds were used to redeem the $325 million in aggregate principal amount of the 2024 Notes at a redemption price equal to 102.688% of the principal amount of such 2024 Notes, plus accrued interest, as well as to finance the acquisition of Xevo and for general corporate purposes. In connection with these transactions, we recognized a loss of $11 million on the extinguishment of debt in the three and six months ended June 29, 2019, and paid related issuance costs of $6 million.
For further information related to the Notes, including information on early redemption, covenants and events of default, see Note 8, "Debt," to the condensed consolidated financial statements included in this Report and Note 6, "Debt," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

LEAR CORPORATION

Credit Agreement
Our Credit Agreement, dated August 8, 2017, consists of a $1.75 billion Revolving Credit Facility and a $250 million Term Loan Facility. The maturity date of the Revolving Credit Facility is August 8, 2023, and the maturity date of the Term Loan Facility is August 8, 2022.
As of June 29, 2019 and December 31, 2018, there were no borrowings outstanding under the Revolving Credit Facility and $239 million and $242 million, respectively, of borrowings outstanding under the Term Loan Facility. During the first six months of 2019, we made required principal payments of $3 million under the Term Loan Facility.
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
Scheduled Interest Payment and Covenants
Scheduled cash interest payments on the Notes and the Term Loan Facility are $54 million for the remaining six months of 2019.
As of June 29, 2019, we were in compliance with all covenants under the Credit Agreement and the indentures governing the Notes.
Contractual Obligations
The scheduled maturities and interest payments related to the Notes, reflecting the financing transactions discussed in "— Senior Notes" above, as of the date of this Report are shown below (in millions):

	2019 (1)	2020	2021	2022	2023	Thereafter	Total
Senior notes	$—	$—	$—	$—	$—	$2,100	$2,100
Scheduled interest payments	49	96	96	96	96	688	1,121
Total	$49	$96	$96	$96	$96	$2,788	$3,221
(1) For the remaining six months
Common Stock Share Repurchase Program
On February 7, 2019, our Board of Directors authorized an increase to our existing common stock share repurchase program authorization to $1.5 billion and extended the term of the program to December 31, 2021.
Our share repurchases in the first six months of 2019 are shown below (in millions except for shares and per share amounts):

Six Months Ended				As of
June 29, 2019				June 29, 2019
Aggregate Repurchases (1)	Cash paid for Repurchases	Number of Shares	Average Price per Share (2)	Remaining Purchase Authorization
$280	$277	1,987,246	$140.65	$1,304
(1) Includes $83 million of repurchases made prior to the increased authorization
(2) Excludes commissions
Since the first quarter of 2011, our Board of Directors has authorized $5.8 billion in share repurchases under our common stock share repurchase program. As of the end of the second quarter of 2019, we have repurchased, in aggregate, $4.5 billion of our outstanding common stock, at an average price of $89.31 per share, excluding commissions and related fees.
We may implement these share repurchases through a variety of methods, including, but not limited to, open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which we will repurchase our outstanding common stock and the timing of such repurchases will depend upon our financial condition, prevailing market conditions, alternative uses of capital and other factors (see "— Forward-Looking Statements").
For further information related to our common stock share repurchase program, see Note 15, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION

Dividends
The quarterly cash dividend declared in the first two quarters of 2019 reflects a 7% increase over the quarterly cash dividend declared in the first two quarters of 2018. A summary of the 2019 dividends is shown below:

Payment Date	Dividend Per Share	Declaration Date	Record Date
March 20, 2019	$0.75	February 7, 2019	March 1, 2019
June 26, 2019	$0.75	May 16, 2019	June 7, 2019
We currently expect to pay quarterly cash dividends in the future, although such payments are at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors that our Board of Directors may consider in its discretion.
Adequacy of Liquidity Sources
As of June 29, 2019, we had approximately $1.3 billion of cash and cash equivalents on hand and $1.75 billion in available borrowing capacity under our Revolving Credit Facility. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly dividends and repurchase shares of our common stock pursuant to our authorized common stock share repurchase program (see "— Common Stock Share Repurchase Program," above). Our future financial results and our ability to continue to meet our liquidity needs are subject to, and will be affected by, cash flows from operations, including the impact of restructuring activities, automotive industry conditions, the financial condition of our customers and suppliers and other related factors. Additionally, an economic downturn or reduction in production levels could negatively impact our financial condition. For further discussion of the risks and uncertainties affecting our cash flows from operations and our overall liquidity, see "— Executive Overview" above, "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
A summary of the notional amount and estimated aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

	June 29, 2019	December 31, 2018
Notional amount (contract maturities < 24 months)	$2,715	$2,153
Fair value	29	14

LEAR CORPORATION

Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Thai baht, the Chinese renminbi, the Brazilian real, the Japanese yen and the South African rand. A sensitivity analysis of our net transactional exposure is shown below (in millions):

		Potential Earnings Benefit (Adverse Earnings Impact)
	Hypothetical Strengthening % (1)	June 29, 2019	December 31, 2018
U.S. dollar	10%	$(16)	$(19)
Euro	10%	19	20
(1) Relative to all other currencies to which it is exposed for a twelve-month period
A sensitivity analysis related to the aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

		Estimated Change in Fair Value
	Hypothetical Change % (2)	June 29, 2019	December 31, 2018
U.S. dollar	10%	$41	$37
Euro	10%	64	72
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
For further information related to the financial instruments described above, see Note 18, "Financial Instruments," to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION

OTHER MATTERS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of June 29, 2019, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $14 million. In addition, as of June 29, 2019, we had recorded reserves for product liability claims and environmental matters of $27 million and $9 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2018. For a more complete description of our outstanding material legal proceedings, see Note 16, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.
Significant Accounting Policies and Critical Accounting Estimates
Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates," and Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes in our significant accounting policies or critical accounting estimates during the second quarter of 2019, with the exception of leases. See Note 9, "Leases," to the condensed consolidated financial statements included in this Report.
Recently Issued Accounting Pronouncements
For information on the impact of recently issued accounting pronouncements, see Note 19, "Accounting Pronouncements," to the condensed consolidated financial statements included in this Report.
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

LEAR CORPORATION

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

(b)	Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 29, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

LEAR CORPORATION

In April 2019, the Company completed the acquisition of Xevo Inc. (“Xevo”) and is currently integrating Xevo into its operations, compliance programs and internal control processes. Xevo constituted approximately 3% of the Company's total assets as of June 29, 2019, including the goodwill and intangible assets recorded as part of the purchase price allocation, and < 1% of the Company's net sales in the three months ended June 29, 2019. SEC guidance allows companies to exclude acquisitions from their assessment of the internal control over financial reporting during the first year following an acquisition while integrating the acquired company. The Company has excluded the acquired operations of Xevo from its assessment of the Company's internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial or contractual disputes, product liability claims and environmental and other matters. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2018. For a description of our outstanding material legal proceedings, see Note 16, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.

ITEM 1A — RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As discussed in Part I — Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capitalization — Common Stock Share Repurchase Program," and Note 15, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report, we have a remaining repurchase authorization of $1,303.5 million under our ongoing common stock share repurchase program. A summary of the shares of our common stock repurchased during the quarter ended June 29, 2019, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
March 31, 2019 through April 27, 2019	188,090	$152.32	188,090	$1,436.5
April 28, 2019 through May 25, 2019	316,991	$134.69	316,991	1,393.8
May 26, 2019 through June 29, 2019	677,895	$133.18	677,895	1,303.5
Total	1,182,976	$136.63	1,182,976	$1,303.5

LEAR CORPORATION

ITEM 6 — EXHIBITS

Exhibit Index

	Exhibit Number		Exhibit Name
	10.1	****	Lear Corporation 2019 Inducement Grant Plan (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed on April 17, 2019).
	10.2	****	Employment Agreement, dated June 25, 2019, between Lear Corporation and Harry A. Kemp (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 25, 2019).
	10.3	****
Second Amended and Restated Employment Agreement, dated June 25, 2019, between Lear Corporation and Terrence B. Larkin (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 25, 2019).

*	10.4	****	Lear Corporation Outside Directors Compensation Plan, amended and restated effective May 16, 2019.
*	10.5	****	Form of RSU Grant Deferral Election under the Lear Corporation Outside Directors Compensation Plan, effective as of May 16, 2019.
*	10.6	****	Form of 2019 Restricted Stock Unit Terms and Conditions for Non-Employee Directors under the Lear Corporation 2019 Long-Term Stock Incentive Plan.
*	31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
*	31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
*	32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	101.INS		XBRL Instance Document
***	101.SCH		XBRL Taxonomy Extension Schema Document.
***	101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
***	101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
***	101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
***	101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
***	Submitted electronically with the Report.
****	Compensatory plan or arrangement.

LEAR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated:	July 26, 2019	By:	/s/ Raymond E. Scott
Raymond E. Scott
President and Chief Executive Officer

		By:	/s/ Jeffrey H. Vanneste
Jeffrey H. Vanneste
Senior Vice President and Chief Financial Officer