Form 10-Q
period 2019-09-28
LEAR CORP
filed 2019-10-25
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 22, 2019, the number of shares outstanding of the registrant’s common stock was 60,469,982 shares.

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 28, 2019

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

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 28, 2019 (1)	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,300.9	$1,493.2
Accounts receivable	3,320.7	2,880.3
Inventories	1,294.1	1,196.8
Other	702.3	710.2
Total current assets	6,618.0	6,280.5
LONG-TERM ASSETS:
Property, plant and equipment, net	2,599.7	2,598.1
Goodwill	1,600.4	1,405.3
Other	1,935.2	1,316.8
Total long-term assets	6,135.3	5,320.2
Total assets	$12,753.3	$11,600.7

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$18.7	$9.9
Accounts payable and drafts	2,986.8	2,862.8
Accrued liabilities	1,885.2	1,615.0
Current portion of long-term debt	17.1	12.9
Total current liabilities	4,907.8	4,500.6
LONG-TERM LIABILITIES:
Long-term debt	2,297.6	1,941.0
Other	1,026.3	640.4
Total long-term liabilities	3,323.9	2,581.4

Redeemable noncontrolling interest	146.5	158.1

EQUITY:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 64,563,291 shares issued as of September 28, 2019 and December 31, 2018	0.6	0.6
Additional paid-in capital	963.1	1,017.4
Common stock held in treasury, 3,919,021 and 1,623,678 shares as of September 28, 2019 and December 31, 2018, respectively, at cost	(539.0)	(225.1)
Retained earnings	4,608.4	4,113.6
Accumulated other comprehensive loss	(829.3)	(705.8)
Lear Corporation stockholders’ equity	4,203.8	4,200.7
Noncontrolling interests	171.3	159.9
Equity	4,375.1	4,360.6
Total liabilities and equity	$12,753.3	$11,600.7

(1)	Unaudited.
The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales	$4,825.0	$4,891.6	$14,992.7	$16,206.1

Cost of sales	4,365.7	4,365.3	13,582.0	14,410.3
Selling, general and administrative expenses	141.9	150.3	447.3	462.5
Amortization of intangible assets	16.7	12.7	45.3	38.9
Interest expense	24.0	21.2	69.4	62.8
Other expense, net	9.7	13.2	27.9	11.3
Consolidated income before provision for income taxes and equity in net income of affiliates	267.0	328.9	820.8	1,220.3
Provision for income taxes	33.5	57.6	149.9	233.0
Equity in net income of affiliates	(5.1)	(3.4)	(15.8)	(16.6)
Consolidated net income	238.6	274.7	686.7	1,003.9
Less: Net income attributable to noncontrolling interests	22.7	22.2	59.1	66.3
Net income attributable to Lear	$215.9	$252.5	$627.6	$937.6

Basic net income per share available to Lear common stockholders (Note 15)	$3.59	$3.83	$10.27	$13.90

Diluted net income per share available to Lear common stockholders (Note 15)	$3.58	$3.80	$10.23	$13.80

Cash dividends declared per share	$0.75	$0.70	$2.25	$2.10

Average common shares outstanding	61,133,723	65,372,829	62,042,156	66,256,800

Average diluted shares outstanding	61,330,086	65,868,660	62,262,903	66,709,928

Consolidated comprehensive income (Condensed Consolidated Statements of Equity)	$96.1	$236.1	$552.7	$845.5
Less: Comprehensive income attributable to noncontrolling interests	11.3	11.8	48.6	50.4
Comprehensive income attributable to Lear	$84.8	$224.3	$504.1	$795.1
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended September 28, 2019
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at June 29, 2019	$0.6	$965.3	$(466.6)	$4,435.3	$(698.2)	$4,236.4
Comprehensive income (loss):
Net income	—	—	—	215.9	—	215.9
Other comprehensive loss	—	—	—	—	(131.1)	(131.1)
Total comprehensive income (loss)	—	—	—	215.9	(131.1)	84.8
Stock-based compensation	—	1.7	—	—	—	1.7
Net issuance of 23,786 shares held in treasury in settlement of stock-based compensation	—	(3.9)	3.5	(0.7)	—	(1.1)
Repurchase of 616,635 shares of common stock at average price of $123.06 per share	—	—	(75.9)	—	—	(75.9)
Dividends declared to Lear Corporation stockholders	—	—	—	(45.7)	—	(45.7)
Dividends declared to non-controlling interest holders	—	—	—	—	—	—
Changes in noncontrolling interests	—	—	—	—	—	—
Redeemable non-controlling interest adjustment	—	—	—	3.6	—	3.6
Balance at September 28, 2019	$0.6	$963.1	$(539.0)	$4,608.4	$(829.3)	$4,203.8

	Nine Months Ended September 28, 2019
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at January 1, 2019	$0.6	$1,017.4	$(225.1)	$4,113.6	$(705.8)	$4,200.7
Comprehensive income (loss):
Net income	—	—	—	627.6	—	627.6
Other comprehensive loss	—	—	—	—	(123.5)	(123.5)
Total comprehensive income (loss)	—	—	—	627.6	(123.5)	504.1
Stock-based compensation	—	16.0	—	—	—	16.0
Net issuance of 308,538 shares held in treasury in settlement of stock-based compensation	—	(70.3)	41.5	(1.9)	—	(30.7)
Repurchase of 2,603,881 shares of common stock at average price of $136.48 per share	—	—	(355.4)	—	—	(355.4)
Dividends declared to Lear Corporation stockholders	—	—	—	(140.3)	—	(140.3)
Dividends declared to non-controlling interest holders	—	—	—	—	—	—
Acquisition of outstanding noncontrolling interest	—	—	—	—	—	—
Changes in noncontrolling interests	—	—	—	—	—	—
Redeemable non-controlling interest adjustment	—	—	—	9.4	—	9.4
Balance at September 28, 2019	$0.6	$963.1	$(539.0)	$4,608.4	$(829.3)	$4,203.8
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
(Unaudited; in millions, except share and per share data)

	Three Months Ended September 28, 2019
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity	Redeemable Non-controlling Interests
Balance at June 29, 2019	$4,236.4	$163.1	$4,399.5	$155.0
Comprehensive income (loss):
Net income	215.9	22.0	237.9	0.7
Other comprehensive loss	(131.1)	(5.8)	(136.9)	(5.6)
Total comprehensive income (loss)	84.8	16.2	101.0	(4.9)
Stock-based compensation	1.7	—	1.7	—
Net issuance of 23,786 shares held in treasury in settlement of stock-based compensation	(1.1)	—	(1.1)	—
Repurchase of 616,635 shares of common stock at average price of $123.06 per share	(75.9)	—	(75.9)	—
Dividends declared to Lear Corporation stockholders	(45.7)	—	(45.7)	—
Dividends declared to non-controlling interest holders	—	(2.4)	(2.4)	—
Changes in noncontrolling interests	—	(5.6)	(5.6)	—
Redeemable non-controlling interest adjustment	3.6	—	3.6	(3.6)
Balance at September 28, 2019	$4,203.8	$171.3	$4,375.1	$146.5

	Nine Months Ended September 28, 2019
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity	Redeemable Non-controlling Interests
Balance at January 1, 2019	$4,200.7	$159.9	$4,360.6	$158.1
Comprehensive income (loss):
Net income	627.6	56.1	683.7	3.0
Other comprehensive loss	(123.5)	(5.3)	(128.8)	(5.2)
Total comprehensive income (loss)	504.1	50.8	554.9	(2.2)
Stock-based compensation	16.0	—	16.0	—
Net issuance of 308,538 shares held in treasury in settlement of stock-based compensation	(30.7)	—	(30.7)	—
Repurchase of 2,603,881 shares of common stock at average price of $136.48 per share	(355.4)	—	(355.4)	—
Dividends declared to Lear Corporation stockholders	(140.3)	—	(140.3)	—
Dividends declared to non-controlling interest holders	—	(33.6)	(33.6)	—
Acquisition of outstanding noncontrolling interest	—	(0.2)	(0.2)	—
Changes in noncontrolling interests	—	(5.6)	(5.6)	—
Redeemable non-controlling interest adjustment	9.4	—	9.4	(9.4)
Balance at September 28, 2019	$4,203.8	$171.3	$4,375.1	$146.5
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
(Unaudited; in millions, except share and per share data)

	Three Months Ended September 29, 2018
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at June 30, 2018	$0.7	$1,166.8	$(989.9)	$4,750.0	$(627.7)	$4,299.9
Comprehensive income (loss):
Net income	—	—	—	252.5	—	252.5
Other comprehensive loss	—	—	—	—	(28.2)	(28.2)
Total comprehensive income (loss)	—	—	—	252.5	(28.2)	224.3
Stock-based compensation	—	13.6	—	—	—	13.6
Net issuance of 23,416 shares held in treasury in settlement of stock-based compensation	—	(4.4)	3.2	—	—	(1.2)
Repurchase of 1,149,839 shares of common stock at average price of $169.60 per share	—	—	(195.0)	—	—	(195.0)
Dividends declared to Lear Corporation stockholders	—	—	—	(46.4)	—	(46.4)
Dividends declared to non-controlling interest holders	—	—	—	—	—	—
Redeemable non-controlling interest adjustment	—	—	—	(2.3)	—	(2.3)
Balance at September 29, 2018	$0.7	$1,176.0	$(1,181.7)	$4,953.8	$(655.9)	$4,292.9

	Nine Months Ended September 29, 2018
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at January 1, 2018	$0.7	$1,215.4	$(724.1)	$4,171.9	$(513.4)	$4,150.5
Comprehensive income (loss):
Net income	—	—	—	937.6	—	937.6
Other comprehensive loss	—	—	—	—	(142.5)	(142.5)
Total comprehensive income (loss)	—	—	—	937.6	(142.5)	795.1
Stock-based compensation	—	40.7	—	—	—	40.7
Net issuance of 368,332 shares held in treasury in settlement of stock-based compensation	—	(80.1)	33.1	—	—	(47.0)
Repurchase of 2,697,188 shares of common stock at average price of $181.93 per share	—	—	(490.7)	—	—	(490.7)
Dividends declared to Lear Corporation stockholders	—	—	—	(141.1)	—	(141.1)
Dividends declared to non-controlling interest holders	—	—	—	—	—	—
Adoption of ASU 2016-16	—	—	—	2.3	—	2.3
Affiliate transaction	—	—	—	—	—	—
Acquisition of outstanding non-controlling interest	—	—	—	—	—	—
Redeemable non-controlling interest adjustment	—	—	—	(16.9)	—	(16.9)
Balance at September 29, 2018	$0.7	$1,176.0	$(1,181.7)	$4,953.8	$(655.9)	$4,292.9
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
(Unaudited; in millions, except share and per share data)

	Three Months Ended September 29, 2018
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity	Redeemable Non-controlling Interests
Balance at June 30, 2018	$4,299.9	$127.5	$4,427.4	$167.5
Comprehensive income (loss):
Net income	252.5	19.7	272.2	2.5
Other comprehensive loss	(28.2)	(4.3)	(32.5)	(6.1)
Total comprehensive income (loss)	224.3	15.4	239.7	(3.6)
Stock-based compensation	13.6	—	13.6	—
Net issuance of 23,416 shares held in treasury in settlement of stock-based compensation	(1.2)	—	(1.2)	—
Repurchase of 1,149,839 shares of common stock at average price of $169.60 per share	(195.0)	—	(195.0)	—
Dividends declared to Lear Corporation stockholders	(46.4)	—	(46.4)	—
Dividends declared to non-controlling interest holders	—	(0.1)	(0.1)	(4.6)
Redeemable non-controlling interest adjustment	(2.3)	—	(2.3)	2.3
Balance at September 29, 2018	$4,292.9	$142.8	$4,435.7	$161.6

	Nine Months Ended September 29, 2018
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity	Redeemable Non-controlling Interests
Balance at January 1, 2018	$4,150.5	$142.1	$4,292.6	$153.4
Comprehensive income (loss):
Net income	937.6	56.5	994.1	9.8
Other comprehensive loss	(142.5)	(6.7)	(149.2)	(9.2)
Total comprehensive income (loss)	795.1	49.8	844.9	0.6
Stock-based compensation	40.7	—	40.7	—
Net issuance of 368,332 shares held in treasury in settlement of stock-based compensation	(47.0)	—	(47.0)	—
Repurchase of 2,697,188 shares of common stock at average price of $181.93 per share	(490.7)	—	(490.7)	—
Dividends declared to Lear Corporation stockholders	(141.1)	—	(141.1)	—
Dividends declared to non-controlling interest holders	—	(59.7)	(59.7)	(9.3)
Adoption of ASU 2016-16	2.3	—	2.3	—
Affiliate transaction	—	14.0	14.0	—
Acquisition of outstanding non-controlling interest	—	(3.4)	(3.4)	—
Redeemable non-controlling interest adjustment	(16.9)	—	(16.9)	16.9
Balance at September 29, 2018	$4,292.9	$142.8	$4,435.7	$161.6
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended
	September 28, 2019	September 29, 2018
Cash Flows from Operating Activities:
Consolidated net income	$686.7	$1,003.9
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	380.4	361.8
Net change in recoverable customer engineering, development and tooling	(73.4)	(8.5)
Loss on extinguishment of debt	10.6	—
Net change in working capital items (see below)	(162.0)	(328.8)
Other, net	(43.0)	(6.8)
Net cash provided by operating activities	799.3	1,021.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(410.1)	(492.7)
Acquisition, net of acquired cash	(321.7)	—
Other, net	(7.5)	(18.5)
Net cash used in investing activities	(739.3)	(511.2)
Cash Flows from Financing Activities:
Credit agreement repayments	(3.1)	(4.7)
Short-term borrowings, net	9.5	5.6
Proceeds from the issuance of senior notes	693.3	—
Repurchase of senior notes	(333.7)	—
Payment of debt issuance and other financing costs	(6.5)	—
Repurchase of common stock	(359.7)	(488.1)
Dividends paid to Lear Corporation stockholders	(141.1)	(142.1)
Dividends paid to noncontrolling interests	(33.6)	(64.3)
Other, net	(61.6)	(59.6)
Net cash used in financing activities	(236.5)	(753.2)
Effect of foreign currency translation	(20.0)	(32.7)
Net Change in Cash, Cash Equivalents and Restricted Cash	(196.5)	(275.5)
Cash, Cash Equivalents and Restricted Cash as of Beginning of Period	1,519.8	1,500.4
Cash, Cash Equivalents and Restricted Cash as of End of Period	$1,323.3	$1,224.9

Changes in Working Capital Items:
Accounts receivable	$(513.5)	$(173.1)
Inventories	(123.5)	(117.5)
Accounts payable	208.8	(33.2)
Accrued liabilities and other	266.2	(5.0)
Net change in working capital items	$(162.0)	$(328.8)

Supplementary Disclosure:
Cash paid for interest	$85.2	$93.7
Cash paid for income taxes, net of refunds received	$133.7	$225.1
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
Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended September 28, 2019.

(2) Acquisition
On April 17, 2019, the Company completed the acquisition of Xevo Inc. (“Xevo”), a Seattle-based, global leader in connected car software, by acquiring all of Xevo's outstanding shares for $321.7 million, net of cash acquired. Xevo is a supplier of software solutions for the cloud, cars and mobile devices that are deployed in millions of vehicles worldwide with annual sales of approximately $75 million in 2018.
The acquisition of Xevo has been accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying condensed consolidated balance sheet as of September 28, 2019. The operating results and cash flows of Xevo are included in the accompanying condensed consolidated financial statements from the date of acquisition and in the Company's E-Systems segment.
The Company incurred transaction costs of $1.7 million in the nine months ended September 28, 2019, which have been expensed as incurred and are recorded in selling, general and administrative expenses.
The purchase price and preliminary allocation are shown below (in millions):

	June 29, 2019	Adjustments	September 28, 2019
Net purchase price	$320.9	$0.8	$321.7

Other assets purchased and liabilities assumed, net	$1.2	$7.7	$8.9
Goodwill	197.5	22.1	219.6
Intangible assets	122.2	(29.0)	93.2
Preliminary purchase price allocation	$320.9	$0.8	$321.7

Goodwill recognized in this transaction is primarily attributable to expected synergies related to future growth and commercialization opportunities and is not deductible for tax purposes.
Intangible assets consist primarily of provisional amounts recognized for the fair value of licensing agreements and developed technology and are based on independent appraisals. Licensing agreements represent the fair values of the underlying licensing agreements with Xevo customers with estimated useful lives of approximately five years. Developed technology represents the fair value of Xevo's technology with an estimated useful life of approximately five years. Adjustments to the preliminary purchase price allocation in the third quarter of 2019 reflect changes in certain assumptions related to the valuation of developed technology.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

For further information related to acquired assets measured at fair value, see Note 19, "Financial Instruments."

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
In the first nine months of 2019, the Company recorded charges of $122.9 million in connection with its restructuring actions. These charges consist of $108.8 million recorded as cost of sales, $10.1 million recorded as selling, general and administrative expenses and $4.0 million recorded as other expense, net. The restructuring charges consist of employee termination costs of $105.0 million, fixed asset impairment charges of $4.0 million and contract termination costs of $2.4 million, as well as other related costs of $11.5 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Fixed asset impairment charges relate to the disposal of buildings, leasehold improvements and/or machinery and equipment with carrying values of $4.0 million in excess of related estimated fair values.
The Company expects to incur approximately $67 million of additional restructuring costs related to activities initiated as of September 28, 2019, and expects that the components of such costs will be consistent with its historical experience. Any future restructuring actions will depend upon market conditions, customer actions and other factors.
A summary of 2019 activity is shown below (in millions):

	Accrual as of	2019	Utilization		Accrual as of
	January 1, 2019	Charges	Cash	Non-cash	September 28, 2019
Employee termination benefits	$103.3	$105.0	$(91.3)	$—	$117.0
Asset impairment charges	—	4.0	—	(4.0)	—
Contract termination costs	5.4	2.4	(3.2)	—	4.6
Other related costs	—	11.5	(11.5)	—	—
Total	$108.7	$122.9	$(106.0)	$(4.0)	$121.6

(4) Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	September 28, 2019	December 31, 2018
Raw materials	$946.9	$859.4
Work-in-process	110.5	104.6
Finished goods	363.3	346.0
Reserves	(126.6)	(113.2)
Inventories	$1,294.1	$1,196.8

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
During the first nine months of 2019 and 2018, the Company capitalized $174.8 million and $167.6 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During the first nine months

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

of 2019 and 2018, the Company also capitalized $126.7 million and $121.1 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets.
During the first nine months of 2019 and 2018, the Company collected $243.5 million and $277.4 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer E&D and tooling costs related to long-term supply agreements is shown below (in millions):

	September 28, 2019	December 31, 2018
Current	$207.4	$160.9
Long-term	98.5	80.4
Recoverable customer E&D and tooling	$305.9	$241.3

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
A summary of property, plant and equipment is shown below (in millions):

	September 28, 2019	December 31, 2018
Land	$113.3	$116.8
Buildings and improvements	811.8	809.3
Machinery and equipment	3,698.0	3,463.3
Construction in progress	367.8	389.3
Total property, plant and equipment	4,990.9	4,778.7
Less – accumulated depreciation	(2,391.2)	(2,180.6)
Property, plant and equipment, net	$2,599.7	$2,598.1

Depreciation expense was $111.8 million and $107.1 million in the three months ended September 28, 2019 and September 29, 2018, respectively, and $335.1 million and $322.9 million in the nine months ended September 28, 2019 and September 29, 2018, respectively.
The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with GAAP. If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. Except as discussed below, the Company does not believe that there were any indicators that would have resulted in long-lived asset impairment charges as of September 28, 2019. The Company will, however, continue to assess the impact of any significant industry events on the realization of its long-lived assets.
In the first nine months of 2019 and 2018, the Company recognized fixed asset impairment charges of $4.0 million and $2.8 million, respectively, in conjunction with its restructuring actions (Note 3, "Restructuring"), as well as additional fixed asset impairment charges of $1.0 million in the first nine months of 2018.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(7) Investment in Affiliates
In July 2019, the Company deconsolidated Guangzhou Automobile Group Component Co., Ltd ("GACC") as it no longer controls this entity. As a result, the carrying values of the assets and liabilities of GACC are not reflected in the condensed consolidated balance sheet as of September 28, 2019. In addition, the Company recorded a gain of $4.0 million related to the excess of the estimated fair value over the carrying value of its interest in GACC immediately prior to deconsolidation. The gain is included in other expense, net in the accompanying condensed consolidated statements of comprehensive income for the three and nine months ended September 28, 2019.

(8) Goodwill
A summary of the changes in the carrying amount of goodwill, by operating segment, in the nine months ended September 28, 2019, is shown below (in millions):

	Seating	E-Systems	Total
Balance at January 1, 2019	$1,244.3	$161.0	$1,405.3
Acquisition	—	219.6	219.6
Foreign currency translation and other	(20.9)	(3.6)	(24.5)
Balance at September 28, 2019	$1,223.4	$377.0	$1,600.4

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
There was no impairment of goodwill in the first nine months of 2019 and 2018. The Company will, however, continue to assess the impact of significant events or circumstances on its recorded goodwill.

(9) Debt
A summary of long-term debt, net of unamortized debt issuance costs, and the related weighted average interest rates is shown below (in millions):

	September 28, 2019
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Discount	Long-Term Debt, Net	Weighted Average Interest Rate
Credit Agreement — Term Loan Facility	$239.0	$(1.1)	$—	$237.9	3.20%
5.25% Senior Notes due 2025 (the "2025 Notes")	650.0	(4.4)	—	645.6	5.25%
3.8% Senior Notes due 2027 (the "2027 Notes")	750.0	(4.8)	(4.2)	741.0	3.885%
4.25% Senior Notes due 2029 (the "2029 Notes")	375.0	(3.0)	(1.1)	370.9	4.288%
5.25% Senior Notes due 2049 (the "2049 Notes")	325.0	(3.4)	(5.4)	316.2	5.363%
Other	3.1	—	—	3.1	N/A
	$2,342.1	$(16.7)	$(10.7)	2,314.7
Less — Current portion				(17.1)
Long-term debt				$2,297.6

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
In connection with these transactions, the Company recognized a loss of $10.6 million on the extinguishment of debt in the nine months ended September 28, 2019, and paid related issuance costs of $6.5 million.
Covenants
Subject to certain exceptions, the indentures governing the Notes contain restrictive covenants that, among other things, limit the ability of the Company to: (i) create or permit certain liens and (ii) consolidate, merge or sell all or substantially all of the Company’s assets. The indentures governing the Notes also provide for customary events of default.
As of September 28, 2019, the Company was in compliance with all covenants under the indentures governing the Notes.
Credit Agreement
The Company's unsecured credit agreement (the "Credit Agreement"), dated August 8, 2017, consists of a $1.75 billion revolving credit facility (the "Revolving Credit Facility") and a $250.0 million term loan facility (the "Term Loan Facility"). The maturity date of the Revolving Credit Facility is August 8, 2023, and the maturity date of the Term Loan Facility is August 8, 2022.
As of September 28, 2019 and December 31, 2018, there were no borrowings outstanding under the Revolving Credit Facility and $239.0 million and $242.2 million, respectively, of borrowings outstanding under the Term Loan Facility. In the first nine months of 2019, the Company made required principal payments of $3.1 million under the Term Loan Facility.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Advances under the Revolving Credit Facility and the Term Loan Facility generally bear interest based on (i) the Eurocurrency Rate (as defined in the Credit Agreement) or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin, determined in accordance with a pricing grid. The range and the rate as of September 28, 2019, are shown below (in percentages):

	Eurocurrency Rate			Base Rate
			Rate as of			Rate as of
	Minimum	Maximum	September 28, 2019	Minimum	Maximum	September 28, 2019
Revolving Credit Facility	1.00%	1.60%	1.10%	0.00%	0.60%	0.10%
Term Loan Facility	1.125%	1.90%	1.25%	0.125%	0.90%	0.25%

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
As of September 28, 2019, the Company was in compliance with all covenants under the Credit Agreement.
Other
As of September 28, 2019, other long-term debt consists of amounts outstanding under finance leases.
For further information related to the Company's debt, see Note 6, "Debt," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

(10) Leases
On January 1, 2019, the Company adopted Accounting Standards Update ("ASU") 2016-02, "Leases," which requires lessees to record right-of-use assets and related lease obligations on the balance sheet, as well as disclose key information regarding leasing arrangements. Adoption of the standard resulted in the recognition of right-of-use assets of $438.1 million and related lease obligations of $445.8 million as of January 1, 2019. The standard did not have a significant impact on the Company's operating results or cash flows.
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

September 28, 2019
Right-of-use assets under operating leases:
Other long-term assets	$514.0
Lease obligations under operating leases:
Accrued liabilities	$112.0
Other long-term liabilities	409.6
$521.6

Maturities of lease obligations as of September 28, 2019, are shown below (in millions):

September 28, 2019
2019 (1)	$35.3
2020	123.2
2021	101.1
2022	77.9
2023	60.1
Thereafter	207.9
Total undiscounted cash flows	605.5
Less: Imputed interest	(83.9)
Lease obligations under operating leases	$521.6
(1) For the remaining three months
The Company has entered into two lease contracts, of which one is expected to commence in the fourth quarter of 2019 with a lease term of approximately nine years, and the other is expected to commence in the third quarter of 2021 with a lease term of approximately ten years. The aggregate right-of-use assets and related lease obligations are expected to be approximately $55 million.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Cash flow information related to operating leases is shown below (in millions):

Nine Months Ended
September 28, 2019
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$177.1
Operating cash flows:
Cash paid related to operating lease obligations	$104.0

Lease expense included in the accompanying condensed consolidated statements of comprehensive income is shown below (in millions):

	Three Months Ended	Nine Months Ended
	September 28, 2019	September 28, 2019
Operating lease expense	$36.9	$104.4
Short-term lease expense	3.1	12.1
Variable lease expense	1.4	3.2
Total lease expense	$41.4	$119.7

The Company's short-term lease expense excludes leases with a duration of one month or less, as permitted by the standard.
Variable lease expense includes payments based on performance or usage, as well as changes to index and rate-based lease payments. Additionally, the Company evaluated its supply contracts with its customers and concluded that variable lease (income) expense in these arrangements is not material.
In the three and nine months ended September 29, 2018, the Company recorded rent expense of $41.3 million and $122.6 million, respectively.
The weighted average lease term and discount rate for operating leases are shown below:

September 28, 2019
Weighted average remaining lease term (in years)	7.0
Weighted average discount rate	4.0%

The Company has entered into certain finance lease agreements which are not material to the condensed consolidated financial statements (Note 9, "Debt").

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(11) Pension and Other Postretirement Benefit Plans
The Company sponsors defined benefit pension plans and other postretirement benefit plans (primarily for the continuation of medical benefits) for eligible employees in the United States and certain other countries.
Net Periodic Pension and Other Postretirement Benefit (Credit) Cost
The components of the Company’s net periodic pension benefit (credit) cost are shown below (in millions):

	Three Months Ended				Nine Months Ended
	September 28, 2019		September 29, 2018		September 28, 2019		September 29, 2018
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$1.5	$0.1	$1.7	$—	$4.7	$0.1	$5.2
Interest cost	4.6	3.7	5.0	3.6	13.9	11.0	14.9	11.1
Expected return on plan assets	(5.0)	(5.2)	(7.0)	(5.7)	(15.1)	(15.6)	(20.8)	(17.4)
Amortization of actuarial loss	0.5	1.9	0.6	1.6	1.4	5.8	1.6	4.7
Curtailment loss	—	—	—	0.5	—	—	—	0.5
Settlement loss	—	—	—	—	0.1	—	0.2	—
Net periodic benefit (credit) cost	$0.1	$1.9	$(1.3)	$1.7	$0.3	$5.9	$(4.0)	$4.1

The components of the Company’s net periodic other postretirement benefit (credit) cost are shown below (in millions):

	Three Months Ended				Nine Months Ended
	September 28, 2019		September 29, 2018		September 28, 2019		September 29, 2018
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$0.1	$—	$0.1	$—	$0.2	$—	$0.3
Interest cost	0.5	0.3	0.4	0.3	1.6	1.0	1.4	1.0
Amortization of actuarial (gain) loss	(0.6)	—	(0.6)	—	(1.7)	—	(1.7)	0.1
Amortization of prior service credit	—	—	—	(0.1)	(0.1)	(0.1)	(0.1)	(0.3)
Net periodic benefit (credit) cost	$(0.1)	$0.4	$(0.2)	$0.3	$(0.2)	$1.1	$(0.4)	$1.1

Contributions
In the nine months ended September 28, 2019, employer contributions to the Company’s domestic and foreign defined benefit pension plans were $8.0 million.
The Company expects contributions to its domestic and foreign defined benefit pension plans to be $10 million to $15 million in 2019. The Company may elect to make contributions in excess of minimum funding requirements in response to investment performance or changes in interest rates or when the Company believes that it is financially advantageous to do so and based on its other cash requirements.
Subsequent Event
In September 2019, the Company announced the closure of one of its foreign Seating facilities. Eligible employees at the facility participate in defined benefit pension plans and a defined benefit postretirement plan and have until November 8, 2019, to elect certain options under the plans.

(12) Revenue Recognition
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
The Company records a contract liability for advances received from its customers. As of September 28, 2019, there were no significant contract liabilities recorded. Further, there were no significant contract liabilities recognized in revenue during the first nine months of 2019.
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
A summary of the Company’s revenue by reportable operating segment and geography is shown below (in millions):

	Three Months Ended
	September 28, 2019			September 29, 2018
	Seating	E-Systems	Total	Seating	E-Systems	Total
North America	$1,626.5	$250.5	$1,877.0	$1,524.0	$256.3	$1,780.3
Europe and Africa	1,291.2	495.7	1,786.9	1,392.5	552.3	1,944.8
Asia	667.6	312.7	980.3	638.6	350.8	989.4
South America	129.7	51.1	180.8	127.9	49.2	177.1
	$3,715.0	$1,110.0	$4,825.0	$3,683.0	$1,208.6	$4,891.6

	Nine Months Ended
	September 28, 2019			September 29, 2018
	Seating	E-Systems	Total	Seating	E-Systems	Total
North America	$4,815.5	$810.0	$5,625.5	$4,975.2	$844.0	$5,819.2
Europe and Africa	4,307.0	1,650.7	5,957.7	4,882.8	1,883.7	6,766.5
Asia	1,978.2	923.6	2,901.8	1,993.1	1,059.9	3,053.0
South America	367.4	140.3	507.7	436.5	130.9	567.4
	$11,468.1	$3,524.6	$14,992.7	$12,287.6	$3,918.5	$16,206.1

(13) Other Expense, Net
Other expense, net includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, losses on the extinguishment of debt, gains and losses on the disposal of fixed assets, gains and losses on the consolidation and deconsolidation of affiliates, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of other expense, net is shown below (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Other expense	$13.7	$16.6	$41.7	$24.2
Other income	(4.0)	(3.4)	(13.8)	(12.9)
Other expense, net	$9.7	$13.2	$27.9	$11.3

In the three and nine months ended September 28, 2019, other expense includes net foreign currency transaction losses of $9.3 million and $16.5 million, respectively (Note 19, "Financial Instruments"), and other income includes a gain of $4.0 million related to the deconsolidation of an affiliate (Note 7, "Investment in Affiliates"). In the nine months ended September 28, 2019, other expense also includes a loss of $10.6 million on the extinguishment of debt (Note 9, "Debt").
In the three and nine months ended September 29, 2018, other expense includes net foreign currency transaction losses $10.2 million and $12.6 million, respectively (Note 19, "Financial Instruments"). In the nine months ended September 29, 2018, other income includes a gain of $10.0 million related to gaining control of an affiliate. For further information related to obtaining control of an affiliate, see Note 5, "Investments in Affiliates and Other Related Party Transactions," to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

(14) Income Taxes
A summary of the provision for income taxes and the corresponding effective tax rate for the three and nine months ended September 28, 2019 and September 29, 2018, is shown below (in millions, except effective tax rates):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Provision for income taxes	$33.5	$57.6	$149.9	$233.0
Pretax income before equity in net income of affiliates	$267.0	$328.9	$820.8	$1,220.3
Effective tax rate	12.5%	17.5%	18.3%	19.1%

In the first nine months of 2019 and 2018, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In addition, the Company recognized tax benefits (expense) related to the significant, discrete items shown below (in millions):

	Nine Months Ended
	September 28, 2019	September 29, 2018
Restructuring charges and various other items	$35.7	$9.9
Valuation allowances on deferred tax assets of a foreign subsidiary	(10.4)	36.4
Share-based compensation	3.1	10.8
Increase in foreign withholding tax on certain undistributed foreign earnings	—	(22.0)
Change in tax status of certain affiliates	18.4	—
Tax rate change in foreign subsidiary	—	7.2
Research and development tax credits	28.6	—
Adjustment to 2017 provisional U.S. income tax expense	—	9.3
	$75.4	$51.6

In the third quarter of 2019, the Company completed a U.S. research and development ("R&D") tax credit study for the years 2013 to 2018. As a result of the completion of the study, the Company concluded that certain R&D tax credit carryforwards were more likely than not to be sustained upon examination and recognized a tax benefit of $28.6 million in the three and nine months ended September 28, 2019. In addition, in the nine months ended September 28, 2019, the Company recognized a gain of $4.0 million related to the deconsolidation of an affiliate (Note 7, "Investment in Affiliates"), for which no tax expense was

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

provided. In the nine months ended September 29, 2018, the Company recognized a gain of $10.0 million related to obtaining control of an affiliate, for which no tax expense was provided.
Excluding the items above, the effective tax rate for the first nine months of 2019 and 2018 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
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

(15) Net Income Per Share Attributable to Lear
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of information used to compute basic and diluted net income per share available to Lear common stockholders is shown below (in millions, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income attributable to Lear	$215.9	$252.5	$627.6	$937.6
Redeemable noncontrolling interest adjustment	3.6	(2.3)	9.4	(16.9)
Net income available to Lear common stockholders	$219.5	$250.2	$637.0	$920.7

Average common shares outstanding	61,133,723	65,372,829	62,042,156	66,256,800
Dilutive effect of common stock equivalents	196,363	495,831	220,747	453,128
Average diluted shares outstanding	61,330,086	65,868,660	62,262,903	66,709,928

Basic net income per share available to Lear common stockholders	$3.59	$3.83	$10.27	$13.90

Diluted net income per share available to Lear common stockholders	$3.58	$3.80	$10.23	$13.80

For further information related to the redeemable noncontrolling interest adjustment, see Note 16, "Comprehensive Income and Equity."

(16) Comprehensive Income and Equity
Comprehensive Income
Comprehensive income is defined as all changes in the Company’s net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items recorded in equity are included in comprehensive income.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Accumulated Other Comprehensive Loss
A summary of changes, net of tax, in accumulated other comprehensive loss for the three and nine months ended September 28, 2019, is shown below (in millions):

	Three Months Ended	Nine Months Ended
	September 28, 2019	September 28, 2019
Defined benefit plans:
Balance at beginning of period	$(173.9)	$(172.8)
Reclassification adjustments (net of tax expense of $0.4 million and $0.8 million in the three and nine months ended September 28, 2019, respectively)	1.5	4.7
Other comprehensive loss recognized during the period (net of tax benefit of $1.6 million in the three and nine months ended September 28, 2019)	(4.6)	(8.9)
Balance at end of period	$(177.0)	$(177.0)
Derivative instruments and hedging:
Balance at beginning of period	$(1.2)	$(9.7)
Reclassification adjustments (net of tax benefit of $2.4 million and $7.2 million in the three and nine months ended September 28, 2019, respectively)	(8.4)	(25.5)
Other comprehensive income (loss) recognized during the period (net of tax benefit (expense) of $1.1 million and ($6.2) million in the three and nine months ended September 28, 2019, respectively)	(3.9)	21.7
Balance at end of period	$(13.5)	$(13.5)
Foreign currency translation:
Balance at beginning of period	$(523.1)	$(523.3)
Other comprehensive loss recognized during the period (net of tax impact of $— million in the three and nine months ended September 28, 2019)	(115.7)	(115.5)
Balance at end of period	$(638.8)	$(638.8)

Total accumulated other comprehensive loss	$(829.3)	$(829.3)

In the three and nine months ended September 28, 2019, foreign currency translation adjustments are primarily related to the weakening of the Euro and the Chinese renminbi relative to the U.S. dollar and include pretax losses of $0.3 million and $0.2 million, respectively, related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future. In the three and nine months ended September 28, 2019, foreign currency translation adjustments also include derivative net investment hedge gains of $1.7 million.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of changes, net of tax, in accumulated other comprehensive loss for the three and nine months ended September 29, 2018, is shown below (in millions):

	Three Months Ended	Nine Months Ended
	September 29, 2018	September 29, 2018
Defined benefit plans:
Balance at beginning of period	$(178.4)	$(184.0)
Reclassification adjustments (net of tax expense of $0.3 million and $0.9 million in the three and nine months ended September 29, 2018, respectively)	1.2	3.6
Other comprehensive income (loss) recognized during the period (net of tax impact of $— million in the three and nine months ended September 29, 2018)	(1.0)	2.2
Balance at end of period	$(178.2)	$(178.2)
Derivative instruments and hedging:
Balance at beginning of period	$(18.7)	$(22.9)
Reclassification adjustments (net of tax benefit of $1.8 million and $2.7 million in the three and nine months ended September 29, 2018, respectively)	(6.4)	(9.9)
Other comprehensive income recognized during the period (net of tax expense of $13.4 million and $15.5 million in the three and nine months ended September 29, 2018, respectively)	48.8	56.5
Balance at end of period	$23.7	$23.7
Foreign currency translation:
Balance at beginning of period	$(430.6)	$(306.5)
Other comprehensive loss recognized during the period (net of tax benefit of $2.4 million in the three and nine months ended September 29, 2018)	(70.8)	(194.9)
Balance at end of period	$(501.4)	$(501.4)

Total accumulated other comprehensive loss	$(655.9)	$(655.9)

In the three and nine months ended September 29, 2018, foreign currency translation adjustments are primarily related to weakening of the Euro, the Chinese renminbi and the Brazilian real relative to the U.S. dollar and include pretax losses of $0.8 million and $1.7 million, respectively, related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.
For further information regarding reclassification adjustments related to the Company's defined benefit plans, see Note 11, "Pension and Other Postretirement Benefit Plans." For further information regarding reclassification adjustments related to the Company's derivative and hedging activities, see Note 19, "Financial Instruments."
Lear Corporation Stockholders’ Equity
Common Stock Share Repurchase Program
On February 7, 2019, the Company's Board of Directors authorized an increase to the existing common stock share repurchase program authorization to $1.5 billion and extended the term of the program to December 31, 2021.
Share repurchases in the first nine months of 2019 are shown below (in millions except for shares and per share amounts):

Nine Months Ended				As of
September 28, 2019				September 28, 2019
Aggregate Repurchases (1)	Cash paid for Repurchases	Number of Shares	Average Price per Share (2)	Remaining Purchase Authorization
$355.4	$359.7	2,603,881	$136.48	$1,227.6
(1) Includes $83.0 million of repurchases made prior to the increased authorization
(2) Excludes commissions

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Since the first quarter of 2011, the Company's Board of Directors has authorized $5.8 billion in share repurchases under the common stock share repurchase program. As of the end of the third quarter of 2019, the Company has repurchased, in aggregate, $4.6 billion of its outstanding common stock, at an average price of $89.72 per share, excluding commissions and related fees.
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
In addition to shares repurchased under the Company’s common stock share repurchase program described above, the Company classified shares withheld from the settlement of the Company’s restricted stock unit and performance share awards to cover tax withholding requirements as common stock held in treasury in the accompanying condensed consolidated balance sheets as of September 28, 2019 and December 31, 2018.
Quarterly Dividend
In the first nine months of 2019 and 2018, the Company’s Board of Directors declared quarterly cash dividends of $0.75 and $0.70 per share of common stock, respectively. Dividends declared and paid are shown below (in millions):

	Nine Months Ended
	September 28, 2019	September 29, 2018
Dividends declared	$140.3	$141.1
Dividends paid	141.1	142.1

Dividends payable on common shares to be distributed under the Company’s stock-based compensation program and common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings will be paid when such common shares are distributed.
Redeemable Noncontrolling Interest
In accordance with GAAP, the Company records redeemable noncontrolling interests at the greater of (1) the initial carrying amount adjusted for the noncontrolling interest holder’s share of total comprehensive income or loss and dividends ("noncontrolling interest carrying value") or (2) the redemption value as of and based on conditions existing as of the reporting date. Required redeemable noncontrolling interest adjustments are recorded as an increase to redeemable noncontrolling interests, with an offsetting adjustment to retained earnings. The redeemable noncontrolling interest is classified in mezzanine equity in the accompanying condensed consolidated balance sheets as of September 28, 2019 and December 31, 2018.
For further information related to the redeemable noncontrolling interest adjustment, see Note 15, "Net Income Per Share Attributable to Lear," herein, as well as Note 5, "Investments in Affiliates and Other Related Party Transactions," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Noncontrolling Interests
In July 2019, the Company deconsolidated GACC as it no longer controls this entity (Note 7, "Investment in Affiliates").
In the first nine months of 2018, the Company gained control of an affiliate and acquired the outstanding non-controlling interest of another affiliate. For further information related to these affiliate transactions, see Note 5, "Investments in Affiliates and Other Related Party Transactions," to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

(17) Legal and Other Contingencies
As of September 28, 2019 and December 31, 2018, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $13.9 million and $11.0 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.

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
A summary of the changes in reserves for product liability and warranty claims for the nine months ended September 28, 2019, is shown below (in millions):

Balance at January 1, 2019	$28.5
Expense, net (including changes in estimates)	12.4
Settlements	(11.2)
Foreign currency translation and other	0.2
Balance at September 28, 2019	$29.9

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
As of September 28, 2019 and December 31, 2018, the Company had recorded environmental reserves of $9.3 million and $9.0 million, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
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

(18) Segment Reporting
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
A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended September 28, 2019
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$3,715.0	$1,110.0	$—	$4,825.0
Segment earnings (1)	281.5	74.3	(55.1)	300.7
Depreciation and amortization	82.1	42.5	3.9	128.5
Capital expenditures	86.0	59.8	5.0	150.8
Total assets	7,575.3	3,078.8	2,099.2	12,753.3

	Three Months Ended September 29, 2018
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$3,683.0	$1,208.6	$—	$4,891.6
Segment earnings (1)	294.0	138.4	(69.1)	363.3
Depreciation and amortization	80.1	36.1	3.6	119.8
Capital expenditures	109.2	49.8	1.5	160.5
Total assets	7,311.2	2,578.8	2,119.4	12,009.4

	Nine Months Ended September 28, 2019
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$11,468.1	$3,524.6	$—	$14,992.7
Segment earnings (1)	817.0	287.3	(186.2)	918.1
Depreciation and amortization	248.4	120.2	11.8	380.4
Capital expenditures	246.2	151.4	12.5	410.1

	Nine Months Ended September 29, 2018
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$12,287.6	$3,918.5	$—	$16,206.1
Segment earnings (1)	981.8	504.3	(191.7)	1,294.4
Depreciation and amortization	241.5	109.6	10.7	361.8
Capital expenditures	335.2	150.4	7.1	492.7

(1) See definition above

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

For the three months ended September 28, 2019, segment earnings include restructuring charges of $18.2 million, $9.0 million and $0.7 million in the Seating and E-Systems segments and in the other category, respectively. For the nine months ended September 28, 2019, segment earnings include restructuring charges of $91.7 million, $26.2 million and $1.0 million in the Seating and E-Systems segments and in the other category, respectively. The Company expects to incur approximately $44 million and approximately $23 million of additional restructuring costs in the Seating and E-Systems segments, respectively, related to activities initiated as of September 28, 2019, and expects that the components of such costs will be consistent with its historical experience.
For the three months ended September 29, 2018, segment earnings include restructuring charges of $17.3 million, $2.4 million and $0.1 million in the Seating and E-Systems segments and in the other category, respectively. For the nine months ended September 29, 2018, segment earnings include restructuring charges of $37.6 million, $7.9 million and $2.7 million in the Seating and E-Systems segments and in the other category, respectively.
For further information, see Note 3, "Restructuring."
A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Segment earnings	$300.7	$363.3	$918.1	$1,294.4
Interest expense	24.0	21.2	69.4	62.8
Other expense, net	9.7	13.2	27.9	11.3
Consolidated income before provision for income taxes and equity in net income of affiliates	$267.0	$328.9	$820.8	$1,220.3

(19) Financial Instruments
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

	September 28, 2019	December 31, 2018
Estimated aggregate fair value (1)	$2,379.9	$1,921.6
Aggregate carrying value (1) (2)	2,339.0	1,967.2

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
The Company has on deposit, cash that is legally restricted as to use or withdrawal. A reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets to cash, cash equivalents and restricted cash reported on the condensed consolidated statements of cash flows is shown below (in millions):

	September 28, 2019	September 29, 2018
Balance sheet - cash and cash equivalents	$1,300.9	$1,198.6
Restricted cash included in other current assets	15.6	8.5
Restricted cash included in other long-term assets	6.8	17.8
Statement of cash flows - cash, cash equivalents and restricted cash	$1,323.3	$1,224.9

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Marketable Equity Securities
Marketable equity securities, which the Company accounts for under the fair value option, are included in the accompanying condensed consolidated balance sheets as shown below (in millions):

	September 28, 2019	December 31, 2018
Current assets	$16.1	$4.8
Other long-term assets	39.5	42.5
	$55.6	$47.3

Unrealized gains and losses arising from changes in the fair value of the marketable equity securities are recognized in the accompanying condensed consolidated statements of comprehensive income as a component of other expense, net. The fair value of the marketable equity securities is determined by reference to quoted market prices in active markets (Level 1 input based on the GAAP fair value hierarchy).
Equity Securities Without Readily Determinable Fair Values
Included in other long-term assets in the accompanying condensed consolidated balance sheets as of September 28, 2019 and December 31, 2018, are $20.2 million and $12.7 million, respectively, of investments in equity securities without readily determinable fair values. Such investments are valued at cost, less any impairment, and adjusted for changes resulting from observable, orderly transactions for identical or similar securities.
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
For a fair value hedge, the change in the fair value of the derivative is recorded in earnings and reflected in the condensed consolidated statement of comprehensive income on the same line as the gain or loss on the hedged item attributable to the hedged risk. For a cash flow hedge, the change in the fair value of the derivative is recorded in accumulated other comprehensive loss in the condensed consolidated balance sheet. When the underlying hedged transaction is realized, the gain or loss included in accumulated other comprehensive loss is recorded in earnings and reflected in the condensed consolidated statement of comprehensive income on the same line as the gain or loss on the hedged item attributable to the hedged risk. For a net investment hedge, the change in the fair value of the derivative is recorded in cumulative translation adjustment, which is a component of accumulated other comprehensive loss in the condensed consolidated balance sheet. When the related currency translation adjustment is required to be reclassified, usually upon sale or liquidation of the investment, the gain or loss included in accumulated other comprehensive loss is recorded in earnings. Changes in the fair value of contracts not designated as hedging instruments are recorded in earnings and reflected in the condensed consolidated statement of comprehensive income as other expense, net. Cash flows attributable to derivatives used to manage foreign currency risks are classified on the same line as the hedged item attributable to the hedged risk in the condensed consolidated statements of cash flows. Cash flows attributable to derivatives designated as net investment hedges are classified as investing activities in the consolidated statements of cash flows. Cash flows attributable to forward starting interest rate swaps are classified as financing activities in the condensed consolidated statements of cash flows.
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
Net Investment Hedges
In September 2019, the Company entered into $300.0 million of cross-currency interest rate swaps, which are designated as net investment hedges of the foreign currency rate exposure of its investment in certain Euro-denominated subsidiaries.
Interest Rate Swaps
Included in other current liabilities in the accompanying condensed consolidated balance sheet as of December 31, 2018, is $14.7 million related to the estimated fair value of forward starting interest rate swap contracts with a notional amount of $500.0 million.
Balance Sheet Classification
The notional amount, estimated aggregate fair value and related balance sheet classification of the Company's foreign currency derivative contracts and net investment hedges are shown below (in millions, except for maturities):

	September 28, 2019	December 31, 2018
Fair value of foreign currency contracts designated as cash flow hedges:
Other current assets	$22.0	$20.6
Other long-term assets	2.5	2.8
Other current liabilities	(5.6)	(8.4)
Other long-term liabilities	(1.7)	(2.0)
	17.2	13.0
Notional amount	$1,216.5	$1,499.0
Outstanding maturities in months, not to exceed	24	24
Fair value of derivatives designated as net investment hedges:
Other long-term assets	1.7	—
Notional amount	$300.0	$—
Outstanding maturities in months, not to exceed	60	n/a
Fair value of foreign currency contracts not designated as hedging instruments:
Other current assets	$9.2	$6.1
Other current liabilities	(3.4)	(4.8)
	5.8	1.3
Notional amount	$1,164.2	$654.0
Outstanding maturities in months, not to exceed	15	12
Total fair value	$24.7	$14.3
Total notional amount	$2,680.7	$2,153.0

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Accumulated Other Comprehensive Loss - Derivative Instruments and Hedging
Pretax amounts related to foreign currency, net investment hedge and interest rate swap contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign currency contracts	$(5.0)	$54.6	$37.4	$67.3
Net investment hedges	1.7	—	1.7	—
Interest rate swap contracts	—	7.6	(9.5)	4.7
	(3.3)	62.2	29.6	72.0
(Gains) losses reclassified from accumulated other comprehensive loss to:
Net sales	1.3	(0.2)	2.3	2.6
Cost of sales	(12.6)	(8.0)	(35.5)	(15.2)
Interest expense	0.6	—	0.9	—
	(10.7)	(8.2)	(32.3)	(12.6)
Comprehensive income (loss)	$(14.0)	$54.0	$(2.7)	$59.4

As of September 28, 2019 and December 31, 2018, pretax net gains (losses) of $4.4 million and ($1.7) million, respectively, related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss.
During the next twelve month period, net gains (losses) expected to be reclassified into earnings are shown below (in millions):

Net gains related to foreign currency contracts	$16.4
Net losses related to interest rate swap contracts	(2.3)
Total	$14.1

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
Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of September 28, 2019 and December 31, 2018, are shown below (in millions):

	September 28, 2019
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$23.0	Market/ Income	$—	$23.0	$—
Net investment hedges	Recurring	$1.7	Market/ Income	$—	$1.7	$—
Marketable equity securities	Recurring	$55.6	Market	$55.6	$—	$—

	December 31, 2018
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$14.3	Market/ Income	$—	$14.3	$—
Interest rate swap contracts	Recurring	$(14.7)	Market/ Income	$—	$(14.7)	$—
Marketable equity securities	Recurring	$47.3	Market	$47.3	$—	$—

The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. If an estimate of the credit spread is required, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of September 28, 2019 and December 31, 2018, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy in 2019.
Items Measured at Fair Value on a Non-Recurring Basis
The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy.
As a result of the acquisition of Xevo (Note 2, "Acquisition"), Level 3 fair value estimates of $93.2 million related to intangible assets are recorded in the accompanying condensed consolidated balance sheet as of September 28, 2019. The estimated fair

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

values of these assets were based on third-party valuations and management's estimates, generally utilizing the income and cost approaches.
Subsequent to the deconsolidation of GACC (Note 7, "Investment in Affiliates"), the Company is accounting for its investment in GACC using the equity method. The Level 3 fair value estimate related to the Company's equity interest was based on the present value of future cash flows and reflects a discount for the lack of control and the lack of marketability associated with equity interests.
As of September 28, 2019, there were no additional significant assets or liabilities measured at fair value on a non-recurring basis.

(20) Accounting Pronouncements
The Company considers the applicability and impact of all ASUs issued by the Financial Accounting Standards Board ("FASB").
The Company considered the ASUs summarized below, effective for 2019:
Leases
In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, "Leases," which requires lessees to record right-of-use assets and related lease obligations on the balance sheet, as well as disclose key information regarding leasing arrangements. On January 1, 2019, the Company adopted the standard by applying the modified retrospective method without the restatement of comparative financial information, as permitted by the transition guidance (Note 10, "Leases").
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
Our E-Systems business consists of the design, development, engineering and manufacture of complete electrical distribution systems, as well as sophisticated electronic control modules, electrification products, connectivity products and software solutions for the cloud, cars and mobile devices. Electrical distribution systems route networks and electrical signals and manage electrical power within the vehicle for all types of powertrains - traditional internal combustion engine ("ICE") architectures to the full range of hybrid, plug-in hybrid and battery electric architectures. Key components in our electrical distribution portfolio include wire harnesses, terminals and connectors and junction boxes for both ICE and electrification architectures that require management of higher voltage and power. Electronic control modules facilitate signal, data and power management within the vehicle and include the associated software required to facilitate these functions. Key components in our electronic control module portfolio include body control modules, wireless receiver and transmitter technology and lighting and audio control modules, as well as portfolios specific to electrification and connectivity trends. Electrification products include charging systems (onboard charging modules, cord set charging equipment and wireless charging systems), battery electronics (battery disconnect units, cell monitoring supervisory systems and integrated total battery control modules) and other power management modules, including converter and inverter systems which may be integrated into other modules or sold separately. Connectivity products include gateway modules and independent communication modules to manage both wired and wireless networks and data in vehicles. In addition to fully functional electronic modules, we offer software that includes cybersecurity, advanced vehicle positioning for automated and autonomous driving applications, roadside modules that communicate real-time traffic information and full capabilities in both dedicated short-range communication ("DSRC") and cellular protocols for vehicle connectivity. Our software solutions also include Xevo Journeyware, a thin-client platform for the cloud, cars and mobile devices that enables consumer commerce, multi-media applications and enterprise services to improve performance and safety, deliver an artificial intelligence ("AI")-enhanced driving experience and provide new monetization opportunities for automakers, and Xevo Market, an in-vehicle commerce and service platform that connects customers with their favorite brands and services by delivering highly-contextual offers through vehicle touch screens and vehicle-branded mobile applications.
We serve all of the world's major automotive manufacturers across both our Seating and E-Systems businesses, and we have automotive content on more than 400 vehicle nameplates worldwide. It is common to have both seating and electrical content on the same and multiple vehicle platforms with a single customer. Further, the seat is becoming a more dynamic and integrated system requiring increased levels of electrical and electronic integration and accelerating the convergence of our Seating and E-Systems businesses. We are the only global automotive supplier with complete capabilities in both of these critical business segments. Our businesses benefit globally from leveraging common operating standards and disciplines, including world-class product development and manufacturing processes, as well as common customer support and regional infrastructures. Our core capabilities are shared across component categories and include high-precision manufacturing and assembly with short lead times, management of complex supply chains, global engineering and program management skills, the agility to establish and/or transfer production between facilities quickly and a unique customer-focused culture. Our businesses utilize proprietary, industry-specific processes and standards, leverage common low-cost engineering centers and share centralized operating support functions, such as logistics, supply chain management, quality and health and safety, as well as all major administrative functions.

LEAR CORPORATION

Industry Overview
Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle. Global automotive industry production volumes in the first nine months of 2019, as compared to the first nine months of 2018, are shown below (in millions of units):

	Nine Months Ended
	September 28, 2019 (1)	September 29, 2018 (1) (2)	% Change
North America	12.5	12.8	(2)%
Europe and Africa	16.4	17.1	(4)%
Asia	32.7	35.2	(7)%
South America	2.4	2.5	(3)%
Other	1.0	1.5	(34)%
Global light vehicle production	65.0	69.1	(6)%
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
Our percentage of consolidated net sales by region in the first nine months of 2019 and 2018 is shown below:

	Nine Months Ended
	September 28, 2019	September 29, 2018
North America	38%	36%
Europe and Africa	40%	42%
Asia	19%	19%
South America	3%	3%
Total	100%	100%
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
Our material cost as a percentage of net sales was 64.8% in the first nine months of 2019, as compared to 64.4% in the first nine months of 2018. Raw material, energy and commodity costs can be volatile, reflecting changes in supply and demand and global trade and tariff policies. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity environment. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2018.
Financial Measures
In evaluating our financial condition and operating performance, we focus primarily on earnings, operating margins, cash flows and return on invested capital. In addition to maintaining and expanding our business with our existing customers in our more established markets, our expansion plans are focused primarily on emerging markets. Asia, and China in particular, continues to present long-term growth opportunities, as certain major global automotive manufacturers implement production expansion plans and certain local automotive manufacturers expand their operations to meet increasing demand in this region. In addition to our wholly owned locations, we currently have eleven operating joint ventures with operations in Asia, as well as two additional joint ventures in North America dedicated to serving Asian automotive manufacturers. We also have aggressively pursued this strategy by selectively increasing our vertical integration capabilities globally, as well as expanding our component manufacturing capacity in Asia, Brazil, Eastern Europe, Mexico and Northern Africa. Furthermore, we have expanded our low-cost engineering capabilities in Asia, Eastern Europe and Northern Africa.
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
Acquisition
On April 17, 2019, we completed the acquisition of Xevo Inc. (“Xevo”), a Seattle-based, global leader in connected car software, by acquiring all of Xevo's outstanding shares for $322 million, net of cash acquired. Xevo is a supplier of software solutions for the cloud, cars and mobile devices that are deployed in millions of vehicles worldwide.
For further information, see Note 2, "Acquisition," to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this "Report").
Financing Transactions
Senior Notes
In May 2019, we issued $375 million in aggregate principal amount at maturity of senior unsecured notes due in 2029 (the “2029 Notes”) and $325 million in aggregate principal amount at maturity of senior unsecured notes due in 2049 (the “2049 Notes”). The 2029 Notes have a stated coupon rate of 4.25% and were priced at 99.691% of par, resulting in a yield to maturity

LEAR CORPORATION

of 4.288%. The 2049 Notes have a stated coupon rate of 5.25% and were priced at 98.32% of par, resulting in a yield to maturity of 5.363%.
The net proceeds from the offering were $693 million after original issue discount. The proceeds were used to redeem the $325 million in aggregate principal amount of senior unsecured notes due in 2024 (the "2024 Notes") at a redemption price equal to 102.688% of the principal amount of such 2024 Notes, plus accrued interest, as well as to finance the acquisition of Xevo and for general corporate purposes. In connection with these transactions, we recognized a loss of $11 million on the extinguishment of debt in the nine months ended September 28, 2019, and paid related issuance costs of $7 million.
For further information, see "— Liquidity and Capital Resources — Capitalization — Senior Notes" below and Note 9 "Debt," to the condensed consolidated financial statements included in this Report.
Credit Agreement
Our credit agreement (the "Credit Agreement"), dated August 8, 2017, consists of a $1.75 billion revolving credit facility (the "Revolving Credit Facility") and a $250 million term loan facility (the "Term Loan Facility"). The maturity date of the Revolving Credit Facility is August 8, 2023, and the maturity date of the Term Loan Facility is August 8, 2022.
For further information, see "— Liquidity and Capital Resources — Capitalization — Credit Agreement" below and Note 9, "Debt," to the condensed consolidated financial statements included in this Report.
Operational Restructuring
In the first nine months of 2019, we incurred pretax restructuring costs of $123 million and related manufacturing inefficiency charges of $5 million, as compared to pretax restructuring costs of $48 million and related manufacturing inefficiency charges of $12 million in the first nine months of 2018. None of the individual restructuring actions initiated during 2019 were material. Our restructuring actions include plant closures and workforce reductions and are initiated to maintain our competitive footprint or are in response to customer initiatives or changes in global and regional automotive markets. The increase in restructuring costs in 2019, as compared to 2018, is primarily attributable to elevated customer actions in 2019. Our restructuring actions are designed to maintain or improve our future operating results and to ensure profitability throughout the cyclical nature of the automotive industry. Restructuring actions are generally funded within twelve months of initiation and are funded by cash flows from operating activities and existing cash balances. There have been no changes in previously initiated restructuring actions that have resulted (or will result) in a material change to our restructuring costs. We expect to incur approximately $67 million of additional restructuring costs related to activities initiated as of September 28, 2019, all of which are expected to be incurred by the end of 2020. We plan to implement additional restructuring actions in the future, if necessary, in order to align our manufacturing capacity and other costs with prevailing regional automotive production levels and locations. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
For further information, see Note 3, "Restructuring," and Note 18, "Segment Reporting," to the condensed consolidated financial statements included in this Report.
Share Repurchase Program and Quarterly Cash Dividends
Since the first quarter of 2011, our Board of Directors has authorized $5.8 billion in share repurchases under our common stock share repurchase program. In the first nine months of 2019, we repurchased $355 million of shares and have a remaining repurchase authorization of $1.2 billion, which will expire on December 31, 2021.
In the first three quarters of 2019, our Board of Directors declared a quarterly cash dividend of $0.75 per share of common stock, reflecting a 7% increase over the quarterly cash dividend declared in 2018.
For further information related to our common stock share repurchase program and our quarterly dividends, see "— Liquidity and Capital Resources — Capitalization" below and Note 16, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report.
Other Matters
In the three and nine months ended September 28, 2019, we recognized a gain of $4 million related to the deconsolidation of an affiliate.
In the three and nine months ended September 28, 2019, we recognized tax benefits of $29 million related to an increase in our research and development tax credits for the years 2013 through 2018. In the three months ended September 28, 2019, we also recognized net tax benefits of $9 million related to restructuring and various other items. In the nine months ended September 28, 2019, we also recognized tax benefits of $18 million related to changes in the tax status of certain affiliates, $3

LEAR CORPORATION

million related to share-based compensation and $36 million related to restructuring and various other items, offset by tax expense of $10 million related to the establishment of a valuation allowance on deferred tax assets of a foreign subsidiary.
In January 2018, we acquired an additional 20% interest in Changchun Lear FAWSN Automotive Electrical and Electronics Co., Ltd. ("Lear FAWSN") from a joint venture partner and amended the existing joint venture agreement to eliminate the substantive participating rights of the remaining joint venture partner. Prior to the amendment, Lear FAWSN was accounted for under the equity method. In conjunction with obtaining control of Lear FAWSN and the valuation of our prior equity investment in Lear FAWSN at fair value, we recognized a gain of $10 million in the nine months ended September 29, 2018.
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
As discussed above, our results for the three and nine months ended months ended September 28, 2019 and September 29, 2018, reflect the following items (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Costs related to restructuring actions, including manufacturing inefficiencies of $2 million and $5 million in the three and nine months ended September 28, 2019, and $2 million and $12 million in the three and nine months ended September 29, 2018	$33	$22	$128	$60
Acquisition and other related costs	—	—	2	—
Litigation	—	—	1	(17)
Loss on extinguishment of debt	—	—	11	—
(Gain) loss related to affiliate	(4)	3	(6)	(7)
Tax benefit, net	(38)	(22)	(75)	(52)
For further information regarding these items, see Note 2, "Acquisition," Note 3, "Restructuring," Note 7, "Investment in Affiliates," Note 9, "Debt," and Note 14, "Income Taxes," to the condensed consolidated financial statements included in this Report and Note 5, "Investments in Affiliates and Other Related Party Transactions," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

LEAR CORPORATION

RESULTS OF OPERATIONS
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three Months Ended				Nine Months Ended
	September 28, 2019		September 29, 2018		September 28, 2019		September 29, 2018
Net sales
Seating	$3,715.0	77.0%	$3,683.0	75.3%	$11,468.1	76.5%	$12,287.6	75.8%
E-Systems	1,110.0	23.0	1,208.6	24.7	3,524.6	23.5	3,918.5	24.2
Net sales	4,825.0	100.0	4,891.6	100.0	14,992.7	100.0	16,206.1	100.0
Cost of sales	4,365.7	90.5	4,365.3	89.2	13,582.0	90.6	14,410.3	88.9
Gross profit	459.3	9.5	526.3	10.8	1,410.7	9.4	1,795.8	11.1
Selling, general and administrative expenses	141.9	2.9	150.3	3.1	447.3	3.0	462.5	2.9
Amortization of intangible assets	16.7	0.3	12.7	0.3	45.3	0.3	38.9	0.2
Interest expense	24.0	0.5	21.2	0.4	69.4	0.4	62.8	0.4
Other expense, net	9.7	0.2	13.2	0.3	27.9	0.2	11.3	0.1
Provision for income taxes	33.5	0.7	57.6	1.2	149.9	1.0	233.0	1.4
Equity in net income of affiliates	(5.1)	(0.1)	(3.4)	(0.1)	(15.8)	(0.1)	(16.6)	(0.1)
Net income attributable to noncontrolling interests	22.7	0.5	22.2	0.4	59.1	0.4	66.3	0.4
Net income attributable to Lear	$215.9	4.5%	$252.5	5.2%	$627.6	4.2%	$937.6	5.8%

Three Months Ended September 28, 2019 vs. Three Months Ended September 29, 2018
Net sales in the third quarter of 2019 were $4.8 billion, as compared to $4.9 billion in the third quarter of 2018, a decrease of $67 million or 1%. Lower production volumes on Lear platforms in most regions and net foreign exchange rate fluctuations negatively impacted net sales by $284 million and $108 million, respectively. These decreases were partially offset by the impact of new business in all regions which increased net sales by $326 million.

(in millions)	Cost of Sales
Third quarter 2018	$4,365
Material cost	21
Labor and other	(25)
Depreciation	5
Third quarter 2019	$4,366
Cost of sales in the third quarters of 2019 and 2018 was $4.4 billion. Lower production volumes on Lear platforms in most regions and net foreign exchange rate fluctuations were offset by the impact of new business in all regions.
Gross profit and gross margin were $459 million and 9.5% of net sales, respectively, in the third quarter of 2019, as compared to $526 million and 10.8% of net sales, respectively, in the third quarter of 2018. Lower production volumes on Lear platforms and net foreign exchange rate fluctuations, partially offset by the impact of new business, negatively impacted gross profit by $46 million. The impact of selling price reductions was partially offset by favorable operating performance, including the benefit of operational restructuring actions, and the acquisition of Xevo. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $142 million in the third quarter of 2019, as compared to $150 million in the third quarter of 2018. As a percentage of net sales, selling, general and administrative expenses were 2.9% in the third quarter of 2019, as compared to 3.1% in the third quarter of 2018. In the third quarter of 2019, selling, general and administrative expenses benefited from lower compensation-related costs, partially offset by expenses of our Xevo acquisition.
Amortization of intangible assets was $17 million in the third quarter of 2019, as compared to $13 million in the third quarter of 2018, reflecting the acquisition of Xevo.

LEAR CORPORATION

Interest expense was $24 million in the third quarter of 2019, as compared to $21 million in the third quarter of 2018, reflecting our 2019 financing transactions related to the acquisition of Xevo.
Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, losses on the extinguishment of debt, gains and losses on the disposal of fixed assets, gains and losses on the consolidation and deconsolidation of affiliates, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was $10 million in the third quarter of 2019, as compared to $13 million in the third quarter of 2018. In the third quarter of 2019, we recognized a gain of $4 million related to the deconsolidation of an affiliate.
In the third quarter of 2019, the provision for income taxes was $34 million, representing an effective tax rate of 12.5% on pretax income before equity in net income of affiliates of $267 million. In the third quarter of 2018, the provision for income taxes was $58 million, representing an effective tax rate of 17.5% on pretax income before equity in net income of affiliates of $329 million, for the reasons described below.
In the third quarters of 2019 and 2018, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In the third quarter of 2019, we recognized tax benefits of $29 million related to an increase in our research and development tax credits for the years 2013 through 2018 and net tax benefits of $9 million related to restructuring and various other items. In addition, we recognized a gain of $4 million related to the deconsolidation of an affiliate, for which no tax expense was provided. In the third quarter of 2018, we recognized tax benefits of $7 million related to an adjustment to the 2017 provisional income tax expense, $7 million related to a tax rate change in a foreign subsidiary and $8 million related to restructuring charges and various other items.
Excluding these items, the effective tax rate for the third quarters of 2019 and 2018 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $5 million in the third quarter of 2019, as compared to $3 million in the third quarter of 2018.
Net income attributable to Lear was $216 million, or $3.58 per diluted share, in the third quarter of 2019, as compared to $253 million, or $3.80 per diluted share, in the third quarter of 2018. Net income and diluted net income per share decreased for the reasons described above. In addition, diluted net income per share was impacted by the decrease in average shares outstanding between periods.

Reportable Operating Segments
We have two reportable operating segments: Seating and E-Systems. For a description of our reportable operating segments, see "Executive Overview" above.
The financial information presented below is for our two reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment. Corporate and regional headquarters costs include various support functions, such as information technology, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s pretax income before equity in net income of affiliates, interest expense and other expense, net ("segment earnings") and segment earnings divided by net sales ("margin") are not measures of performance under accounting principles generally accepted in the United States ("GAAP"). Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income attributable to Lear, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates, see Note 18, "Segment Reporting," to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION

Seating
A summary of the financial measures for our Seating segment is shown below (dollar amounts in millions):

	Three Months Ended
	September 28, 2019	September 29, 2018
Net sales	$3,715.0	$3,683.0
Segment earnings (1)	281.5	294.0
Margin	7.6%	8.0%
(1) See definition above
Seating net sales were $3.7 billion in the third quarters of 2019 and 2018, with third quarter 2019 net sales exceeding third quarter 2018 net sales by $32 million or 1%. The impact of new business increased net sales by $305 million. This increase was largely offset by lower production volumes on Lear platforms and net foreign exchange rate fluctuations, which negatively impacted net sales by $200 million and $77 million, respectively.
Segment earnings, including restructuring costs, and the related margin on net sales were $282 million and 7.6% in the third quarter of 2019, as compared to $294 million and 8.0% in the third quarter of 2018. Lower production volumes on Lear platforms and net foreign exchange rate fluctuations, partially offset by the impact of new business, negatively impacted segment earnings by $22 million. Favorable operating performance, including the benefit of operational restructuring actions, of $55 million was largely offset by the impact of selling price reductions.
E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Three Months Ended
	September 28, 2019	September 29, 2018
Net sales	$1,110.0	$1,208.6
Segment earnings (1)	74.3	138.4
Margin	6.7%	11.5%
(1) See definition above
E-Systems net sales were $1.1 billion in the third quarter of 2019, as compared to $1.2 billion in the third quarter of 2018, reflecting a decrease of $99 million or 8%. Lower production volumes on Lear platforms and net foreign exchange rate fluctuations negatively impacted net sales by $84 million and $31 million, respectively. These decreases were partially offset by the impact of new business and the acquisition of Xevo, which increased net sales by $51 million.
Segment earnings, including restructuring costs, and the related margin on net sales were $74 million and 6.7% in the third quarter of 2019, as compared to $138 million and 11.5% in the third quarter of 2018. Lower production volumes on Lear platforms and net foreign exchange rate fluctuations, partially offset by the impact of new business, negatively impacted segment earnings by $24 million. Selling price reductions, partially offset by improved operating performance, also negatively impacted segment earnings.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three Months Ended
	September 28, 2019	September 29, 2018
Net sales	$—	$—
Segment earnings (1)	(55.1)	(69.1)
Margin	N/A	N/A
(1) See definition above
Segment earnings related to our other category were ($55) million in the third quarter of 2019, as compared to $(69) million in the third quarter of 2018, primarily reflecting lower compensation-related costs in 2019.

LEAR CORPORATION

Nine Months Ended September 28, 2019 vs. Nine Months Ended September 29, 2018
Net sales for the nine months ended September 28, 2019, were $15.0 billion, as compared to $16.2 billion for the nine months ended September 29, 2018, a decrease of $1.2 billion or 7%. Lower production volumes on Lear platforms in all regions and net foreign exchange rate fluctuations negatively impacted net sales by $1,347 million and $605 million, respectively. These decreases were partially offset by the impact of new business in all regions, which increased net sales by $767 million.

(in millions)	Cost of Sales
First nine months of 2018	$14,410
Material cost	(720)
Labor and other	(120)
Depreciation	12
First nine months of 2019	$13,582
Cost of sales in the first nine months of 2019 were $13.6 billion, as compared to $14.4 billion in the first nine months of 2018. Lower production volumes on Lear platforms in all regions and net foreign exchange rate fluctuations, partially offset by the impact of new business in all regions, reduced cost of sales by $896 million.
Gross profit and gross margin were $1.4 billion and 9.4% of net sales, respectively, for the nine months ended September 28, 2019, as compared to $1.8 billion and 11.1% of net sales, respectively, for the nine months ended September 29, 2018. Lower production volumes on Lear platforms and net foreign exchange rate fluctuations, partially offset by the impact of new business, negatively impacted gross profit by $289 million. The impact of selling price reductions and, to a lesser extent, higher restructuring costs was partially offset by favorable operating performance, including the benefit of operational restructuring actions. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $447 million in the first nine months of 2019, as compared to $463 million in the first nine months of 2018. As a percentage of net sales, selling, general and administrative expenses were 3.0% in the first nine months of 2019, as compared to 2.9% in the first nine months of 2018. In 2019, selling, general and administrative expenses benefited from lower compensation-related costs and the impact of net foreign exchange fluctuations, partially offset by expenses of our Xevo acquisition.
Amortization of intangible assets was $45 million in the first nine months of 2019, as compared to $39 million in the first nine months of 2018, reflecting the acquisition of Xevo.
Interest expense was $69 million in the first nine months of 2019, as compared to $63 million in the first nine months of 2018, reflecting our 2019 financing transactions related to the acquisition of Xevo.
Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, losses on the extinguishment of debt, gains and losses on the disposal of fixed assets, gains and losses on the consolidation and deconsolidation of affiliates, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was expense of $28 million for the nine months ended September 28, 2019, as compared to $11 million for the nine months ended September 29, 2018. In the first nine months of 2019, we recognized a loss of $11 million related to the extinguishment of debt and a gain of $4 million related to the deconsolidation of an affiliate. In the first nine months of 2018, we recognized a gain of $10 million related to obtaining control of an affiliate.
For the nine months ended September 28, 2019, the provision for income taxes was $150 million, representing an effective tax rate of 18.3% on pretax income before equity in net income of affiliates of $821 million. For the nine months ended September 29, 2018, the provision for income taxes was $233 million, representing an effective tax rate of 19.1% on pretax income before equity in net income of affiliates of $1,220 million, for the reasons described below.
In the first nine months of 2019 and 2018, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In the first nine months of 2019, we recognized tax benefits of $29 million related to an increase in our research and development tax credits for the years 2013 through 2018, $18 million related to changes in the tax status of certain affiliates, $3 million related to share-based compensation and $36 million related to restructuring and various other items, offset by tax expense of $10 million related to the establishment of a valuation allowance on deferred tax assets of a foreign subsidiary. In addition, we recognized a gain of $4 million related to the deconsolidation of an affiliate, for which no tax expense was provided. In the first nine months of 2018, we recognized tax benefits of $36 million related to the reversal of valuation allowances on the deferred tax assets of certain foreign subsidiaries, $11 million related to share-based compensation, $9 million related to an adjustment to the 2017 provisional income tax expense, $7 million related to a tax rate change in a foreign subsidiary and $11 million related to restructuring charges and various other items, offset by tax expense of $22 million

LEAR CORPORATION

related to an increase in foreign withholding tax on certain undistributed foreign earnings. In addition, we recognized a gain of $10 million related to obtaining control of an affiliate, for which no tax expense was provided.
Excluding these items, the effective tax rate for the first nine months of 2019 and 2018 approximated the U.S. federal statutory income tax rate of 21% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $16 million in the first nine months of 2019, as compared to $17 million in the first nine months of 2018.
Net income attributable to Lear was $628 million, or $10.23 per diluted share, for the nine months ended September 28, 2019, as compared to $938 million, or $13.80 per diluted share, for the nine months ended September 29, 2018. Net income and diluted net income per share decreased for the reasons described above. In addition, diluted net income per share was impacted by the decrease in average shares outstanding between periods.

Reportable Operating Segments
We have two reportable operating segments: Seating and E-Systems. For a description of our reportable operating segments, see "Executive Overview" and "Three Months Ended September 28, 2019 vs. Three Months Ended September 29, 2018 - Reportable Operating Segments" above.
Seating
A summary of the financial measures for our Seating segment is shown below (dollar amounts in millions):

	Nine Months Ended
	September 28, 2019	September 29, 2018
Net sales	$11,468.1	$12,287.6
Segment earnings (1)	817.0	981.8
Margin	7.1%	8.0%
(1) See definition above
Seating net sales were $11.5 billion for the nine months ended September 28, 2019, as compared to $12.3 billion for the nine months ended September 29, 2018, a decrease of $820 million or 7%. Lower production volumes on Lear platforms and net foreign exchange rate fluctuations negatively impacted net sales by $1,005 million and $431 million, respectively. These decreases were partially offset by the impact of new business, which increased net sales by $600 million.
Segment earnings, including restructuring costs, and the related margin on net sales were $817 million and 7.1% for the nine months ended September 28, 2019, as compared to $982 million and 8.0% for the nine months ended September 29, 2018. Lower production volumes on Lear platforms and net foreign exchange rate fluctuations, partially offset by the impact of new business, negatively impacted segment earnings by $182 million. Favorable operating performance, including the benefit of operational restructuring actions, of $188 million was largely offset by the impact of selling price reductions and higher restructuring costs.
E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Nine Months Ended
	September 28, 2019	September 29, 2018
Net sales	$3,524.6	$3,918.5
Segment earnings (1)	287.3	504.3
Margin	8.2%	12.9%
(1) See definition above
E-Systems net sales were $3.5 billion for the nine months ended September 28, 2019, as compared to $3.9 billion for the nine months ended September 29, 2018, a decrease of $394 million or 10%. Lower production volumes on Lear platforms and net foreign exchange rate fluctuations negatively impacted net sales by $342 million and $174 million, respectively. These decreases were partially offset by the impact of new business, which increased net sales by $167 million.

LEAR CORPORATION

Segment earnings, including restructuring costs, and the related margin on net sales were $287 million and 8.2% for the nine months ended September 28, 2019, as compared to $504 million and 12.9% for the nine months ended September 29, 2018. Lower production volumes on Lear platforms and net foreign exchange rate fluctuations, partially offset by the impact of new business, negatively impacted segment earnings by $100 million. Selling price reductions, partially offset by improved operating performance, also negatively impacted segment earnings.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Nine Months Ended
	September 28, 2019	September 29, 2018
Net sales	$—	$—
Segment earnings (1)	(186.2)	(191.7)
Margin	N/A	N/A
(1) See definition above
Segment earnings related to our other category were ($186) million in the first nine months of 2019, as compared to ($192) million in the first nine months of 2018, reflecting lower compensation-related costs in 2019 and a favorable litigation settlement in 2018.

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
As of September 28, 2019 and December 31, 2018, cash and cash equivalents of $803 million and $1,094 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans and the payment of dividends, without creating additional income tax expense. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information related to potential dividends from our non-U.S. subsidiaries, see "— Adequacy of Liquidity Sources" below and Note 7, "Income Taxes," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

LEAR CORPORATION

Cash Flows
A summary of net cash provided by operating activities is shown below (in millions):

	Nine Months Ended
	September 28, 2019	September 29, 2018	Increase (Decrease) in Operating Cash Flow
Consolidated net income and depreciation and amortization	$1,067	$1,366	$(299)
Net change in working capital items:
Accounts receivable	(513)	(173)	(340)
Inventory	(124)	(118)	(6)
Accounts payable	209	(33)	242
Accrued liabilities and other	266	(5)	271
Net change in working capital items	(162)	(329)	167
Other	(106)	(15)	(91)
Net cash provided by operating activities	$799	$1,022	$(223)
In the first nine months of 2019 and 2018, net cash provided by operating activities was $799 million and $1,022 million, respectively. The overall decrease in operating cash flows of $223 million was primarily attributable to lower net income. The incremental increase in accounts receivable in the first nine months of 2019, as compared to the first nine months of 2018, was largely due to lower sales at the end of 2018, as compared to the end of 2017, as well as the timing of certain customer payments. The resulting decrease in operating cash flows between periods was more than offset by increases in accounts payable and certain accrued liabilities in the first nine months of 2019.
Net cash used in investing activities was $739 million in the first nine months of 2019, as compared to $511 million in the first nine months of 2018. In first nine months of 2019, we paid $322 million for the acquisition of Xevo. Capital spending was $410 million in the first nine months of 2019, as compared to $493 million in the first nine months of 2018. Capital spending in 2019 is estimated at $625 million.
Net cash used in financing activities was $237 million in the first nine months of 2019, as compared to $753 million in the first nine months of 2018. In 2019, we received net proceeds of $693 million related to the issuance of the 2029 and 2049 Notes and paid $7 million of related issuance costs and $334 million related to the redemption of the outstanding 2024 Notes. Also in 2019, we paid $360 million for repurchases of our common stock, $141 million of dividends to Lear stockholders and $34 million of dividends to noncontrolling interest holders. In 2018, we paid $488 million for repurchases of our common stock, $142 million of dividends to Lear stockholders and $64 million of dividends to noncontrolling interest holders.
Capitalization
From time to time, we utilize uncommitted credit facilities to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries, in addition to cash provided by operating activities. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors. As of September 28, 2019 and December 31, 2018, our short-term borrowings outstanding were $19 million and $10 million, respectively.
Senior Notes
As of September 28, 2019, our senior notes (collectively, the "Notes") consisted of the amounts shown below (in millions, except stated coupon rates):

Note	Aggregate Principal Amount at Maturity	Stated Coupon Rate
Senior unsecured notes due 2025 (the "2025 Notes")	$650	5.25%
Senior unsecured notes due 2027 (the "2027 Notes")	750	3.80%
2029 Notes	375	4.25%
2049 Notes	325	5.25%
	$2,100

LEAR CORPORATION

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
The net proceeds from the offering were $693 million after original issue discount. The proceeds were used to redeem the $325 million in aggregate principal amount of the 2024 Notes at a redemption price equal to 102.688% of the principal amount of such 2024 Notes, plus accrued interest, as well as to finance the acquisition of Xevo and for general corporate purposes. In connection with these transactions, we recognized a loss of $11 million on the extinguishment of debt in the nine months ended September 28, 2019, and paid related issuance costs of $7 million.
For further information related to the Notes, including information on early redemption, covenants and events of default, see Note 9, "Debt," to the condensed consolidated financial statements included in this Report and Note 6, "Debt," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Credit Agreement
Our Credit Agreement, dated August 8, 2017, consists of a $1.75 billion Revolving Credit Facility and a $250 million Term Loan Facility. The maturity date of the Revolving Credit Facility is August 8, 2023, and the maturity date of the Term Loan Facility is August 8, 2022.
As of September 28, 2019 and December 31, 2018, there were no borrowings outstanding under the Revolving Credit Facility and $239 million and $242 million, respectively, of borrowings outstanding under the Term Loan Facility. During the first nine months of 2019, we made required principal payments of $3 million under the Term Loan Facility.
For further information related to the Credit Agreement, including information on pricing, covenants and events of default, see Note 9, "Debt," to the condensed consolidated financial statements included in this Report and Note 6, "Debt," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Scheduled Interest Payment and Covenants
Scheduled cash interest payments on the Notes and the Term Loan Facility are $20 million for the remaining three months of 2019.
As of September 28, 2019, we were in compliance with all covenants under the Credit Agreement and the indentures governing the Notes.
Common Stock Share Repurchase Program
On February 7, 2019, our Board of Directors authorized an increase to our existing common stock share repurchase program authorization to $1.5 billion and extended the term of the program to December 31, 2021.
Our share repurchases in the first nine months of 2019 are shown below (in millions except for shares and per share amounts):

Nine Months Ended				As of
September 28, 2019				September 28, 2019
Aggregate Repurchases (1)	Cash paid for Repurchases	Number of Shares	Average Price per Share (2)	Remaining Purchase Authorization
$355	$360	2,603,881	$136.48	$1,228
(1) Includes $83 million of repurchases made prior to the increased authorization
(2) Excludes commissions

LEAR CORPORATION

Since the first quarter of 2011, our Board of Directors has authorized $5.8 billion in share repurchases under our common stock share repurchase program. As of the end of the third quarter of 2019, we have repurchased, in aggregate, $4.6 billion of our outstanding common stock, at an average price of $89.72 per share, excluding commissions and related fees.
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
For further information related to our common stock share repurchase program, see Note 16, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report.
Dividends
The quarterly cash dividend declared in the first three quarters of 2019 reflects a 7% increase over the quarterly cash dividend declared in the first three quarters of 2018. A summary of the 2019 dividends is shown below:

Payment Date	Dividend Per Share	Declaration Date	Record Date
March 20, 2019	$0.75	February 7, 2019	March 1, 2019
June 26, 2019	$0.75	May 16, 2019	June 7, 2019
September 17, 2019	$0.75	August 7, 2019	August 29, 2019
We currently expect to pay quarterly cash dividends in the future, although such payments are at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors that our Board of Directors may consider in its discretion.
Adequacy of Liquidity Sources
As of September 28, 2019, we had $1.3 billion of cash and cash equivalents on hand and $1.75 billion in available borrowing capacity under our Revolving Credit Facility. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly dividends and repurchase shares of our common stock pursuant to our authorized common stock share repurchase program (see "— Common Stock Share Repurchase Program," above). Our future financial results and our ability to continue to meet our liquidity needs are subject to, and will be affected by, cash flows from operations, including the impact of restructuring activities, automotive industry conditions, the financial condition of our customers and suppliers and other related factors. Additionally, an economic downturn or reduction in production levels could negatively impact our financial condition. For further discussion of the risks and uncertainties affecting our cash flows from operations and our overall liquidity, see "— Executive Overview" above, "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

LEAR CORPORATION

A summary of the notional amount and estimated aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

	September 28, 2019	December 31, 2018
Notional amount (contract maturities < 24 months)	$2,381	$2,153
Fair value	23	14
Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Thai baht, the Chinese renminbi, the Japanese yen, the Brazilian real and the South African rand. A sensitivity analysis of our net transactional exposure is shown below (in millions):

		Potential Earnings Benefit (Adverse Earnings Impact)
	Hypothetical Strengthening % (1)	September 28, 2019	December 31, 2018
U.S. dollar	10%	$(16)	$(19)
Euro	10%	19	20
(1) Relative to all other currencies to which it is exposed for a twelve-month period
A sensitivity analysis related to the aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

		Estimated Change in Fair Value
	Hypothetical Change % (2)	September 28, 2019	December 31, 2018
U.S. dollar	10%	$51	$37
Euro	10%	56	72
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
For further information related to the financial instruments described above, see Note 19, "Financial Instruments," to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION

OTHER MATTERS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of September 28, 2019, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $14 million. In addition, as of September 28, 2019, we had recorded reserves for product liability claims and environmental matters of $30 million and $9 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2018. For a more complete description of our outstanding material legal proceedings, see Note 17, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.
Significant Accounting Policies and Critical Accounting Estimates
Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates," and Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes in our significant accounting policies or critical accounting estimates during the third quarter of 2019, with the exception of leases. See Note 10, "Leases," to the condensed consolidated financial statements included in this Report.
Recently Issued Accounting Pronouncements
For information on the impact of recently issued accounting pronouncements, see Note 20, "Accounting Pronouncements," to the condensed consolidated financial statements included in this Report.
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

LEAR CORPORATION

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

(b)	Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 28, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

LEAR CORPORATION

In April 2019, the Company completed the acquisition of Xevo Inc. (“Xevo”) and is currently integrating Xevo into its operations, compliance programs and internal control processes. Xevo constituted approximately 3% of the Company's total assets as of September 28, 2019, including the goodwill and intangible assets recorded as part of the purchase price allocation, and less than 1% of the Company's net sales in the three months ended September 28, 2019. SEC guidance allows companies to exclude acquisitions from their assessment of the internal control over financial reporting during the first year following an acquisition while integrating the acquired company. The Company has excluded the acquired operations of Xevo from its assessment of the Company's internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial or contractual disputes, product liability claims and environmental and other matters. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2018. For a description of our outstanding material legal proceedings, see Note 17, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.

ITEM 1A — RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As discussed in Part I — Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capitalization — Common Stock Share Repurchase Program," and Note 16, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report, we have a remaining repurchase authorization of $1,227.6 million under our ongoing common stock share repurchase program. A summary of the shares of our common stock repurchased during the quarter ended September 28, 2019, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
June 30, 2019 through July 27, 2019	227,293	$133.13	227,293	$1,273.3
July 28, 2019 through August 24, 2019	211,100	$116.84	211,100	1,248.6
August 25, 2019 through September 28, 2019	178,242	$117.57	178,242	1,227.6
Total	616,635	$123.06	616,635	$1,227.6

LEAR CORPORATION

ITEM 6 — EXHIBITS

Exhibit Index

	Exhibit Number		Exhibit Name
	10.1	****
Employment Agreement, dated August 8, 2019, between Lear Corporation and Carl A. Esposito (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 14, 2019).

	10.2	****
Employment Agreement, dated September 27, 2019, between Lear Corporation and Jason M. Cardew (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 1, 2019).

	10.3	****
Amended and Restated Employment Agreement, dated September 30, 2019, between Lear Corporation and Jeffrey H. Vanneste (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 1, 2019).

*	31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
*	31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
*	32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	101.INS		XBRL Instance Document
***	101.SCH		XBRL Taxonomy Extension Schema Document.
***	101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
***	101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
***	101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
***	101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
**	104		Cover Page Interactive Data File

*	Filed herewith.
**	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File becasue their XBRL tags are embedded within the Inline XBRL document.
***	Submitted electronically with the Report.
****	Compensatory plan or arrangement.

LEAR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated:	October 25, 2019	By:	/s/ Raymond E. Scott
Raymond E. Scott
President and Chief Executive Officer

		By:	/s/ Jeffrey H. Vanneste
Jeffrey H. Vanneste
Senior Vice President and Chief Financial Officer