Form 10-K
period 2019-12-31
LEAR CORP
filed 2020-02-04
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019.

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
(248) 447-1500
(Registrant's telephone number including areas code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	LEA	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 29, 2019, the aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant was $8,512,234,516. The closing price of the common stock on June 29, 2019, as reported on the New York Stock Exchange, was $139.27 per share.
As of January 31, 2020, the number of shares outstanding of the registrant’s common stock was 60,472,179 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Stockholders to be held in May 2020, as described in the Cross Reference Sheet and Table of Contents included herewith, are incorporated by reference into Part III of this Report.

LEAR CORPORATION AND SUBSIDIARIES
CROSS REFERENCE SHEET AND TABLE OF CONTENTS

________________________

(1)
Certain information is incorporated by reference, as indicated below, to the registrant’s Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Stockholders to be held in May 2020 (the "Proxy Statement").

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
BUSINESS OF THE COMPANY
General
Lear Corporation is a leading Tier 1 supplier to the global automotive industry. We supply seating, electrical distribution systems and electronic modules, as well as related sub-systems, components and software, to all of the world's major automotive manufacturers. At Lear, we are Making every drive betterTM by providing technology for safer, smarter and more comfortable journeys, while adhering to our values - Be Inclusive. Be Inventive. Get Results The Right Way.
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

•
E-Systems — Our E-Systems segment consists of the design, development, engineering and manufacture of complete electrical distribution systems, as well as sophisticated electronic control modules, electrification products, connectivity products and software solutions for the cloud, vehicles and mobile devices.

Electrical distribution systems route networks and electrical signals and manage electrical power within the vehicle for all types of powertrains - from traditional internal combustion engine ("ICE") architectures to the full range of hybrid, plug-in hybrid and battery electric architectures. Key components in our electrical distribution portfolio include wire harnesses, terminals and connectors and junction boxes for both ICE and electrification architectures that require management of higher voltage and power.
Electronic control modules facilitate signal, data and power management within the vehicle and include the associated software required to facilitate these functions. Key components in our electronic control module portfolio include body control modules, wireless receiver and transmitter technology and lighting and audio control modules, as well as products specific to electrification and connectivity trends.
Electrification products include on board battery chargers, power conversion modules, high voltage battery management systems and high voltage power distribution.
Connectivity products include gateway modules and communication modules to manage both wired and wireless networks and data in vehicles. In addition to fully functional electronic modules, we offer software that includes cybersecurity, advanced vehicle positioning for automated and autonomous driving applications, roadside modules that communicate real-time traffic information and full capabilities in both dedicated short-range communication and cellular protocols for vehicle connectivity. Our software solutions also include Xevo Journeyware, a thin-client platform for the cloud, vehicles and mobile devices that enables consumer e-commerce, multi-media applications and enterprise services to improve performance and safety, deliver an artificial intelligence-enhanced driving experience and provide new monetization opportunities for us and the automotive manufacturers, and Xevo Market, an in-vehicle commerce and service platform that connects customers with their favorite brands and services by delivering highly-contextual sales offers through vehicle touch screens and vehicle-branded mobile applications.
We serve all of the world's major automotive manufacturers across both our Seating and E-Systems businesses, and we have automotive content on more than 400 vehicle nameplates worldwide. It is common to have both seating and electrical content on the same and multiple vehicle platforms with a single customer. Further, the seat is becoming a more dynamic and integrated system requiring increased levels of electrical and electronic integration and facilitating the convergence of our Seating and E-Systems businesses.
We are focused on profitably growing our businesses and have implemented a strategy designed to deliver industry-leading, long-term financial returns. This strategy includes disciplined investing in our business to grow and enhance our product offerings, strategically focusing our portfolio on products (including software and services) to support emerging trends, such as autonomy, connectivity, electrification and shared mobility, and leveraging an industry-leading cost structure to expand our operating margins.
Environmental, social and governance ("ESG") considerations are integrated into our business strategy. Our ESG strategy and activities are reviewed and approved by senior management and overseen by the Nominating and Corporate Governance Committee of our Board of Directors. Our sustainability efforts are based on three pillars: social responsibility, economic prosperity and environmental stewardship.
From a social responsibility standpoint, our emphasis is on supporting the communities in which we do business; promoting wellness and safety; and embracing diversity, employee engagement and human rights. With respect to supporting our communities, we are especially proud of our employee volunteer efforts, such as our employee-led educational campaign, "Focus on the Drive," to increase awareness and decrease the incidence of distracted driving. With respect to employee engagement, we strive to build a "Together We Win" culture globally around four key elements: (1) leadership, (2) work environment, (3) employee involvement and (4) teaming, using metrics such as quality, employee absenteeism, health and safety performance, and operational efficiency to measure engagement.
The economic prosperity pillar of our sustainability strategy supports our participation in the trend toward more environmentally friendly products, thereby generating returns for our stockholders. This pillar consists not only of producing "green" products such as SoyFoamTM, a substitute for certain petroleum-based products, but also creating technologies that facilitate safety through enhanced vehicle connectivity and environmentally friendly transportation alternatives such as hybrid and electric vehicles. Of particular note are those products in our E-Systems segment which facilitate hybrid and electric vehicles such as on board battery chargers, battery management systems and high voltage wiring and terminals and connectors.
From an environmental stewardship standpoint, we focus on the efficient use of energy to reduce greenhouse gas emissions, the prevention of pollution, safe and sustainable production processes, and the promotion of a safe and healthy workplace for our employees. We set targets where appropriate and monitor them through our environmental management systems.
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

•
In April 2019, we acquired Xevo Inc. ("Xevo"), a Seattle-based, global leader in connected car software, for approximately $322 million. Xevo is a supplier of software solutions for the cloud, vehicles and mobile devices that are deployed in millions of vehicles worldwide.

Industry and Strategy
We supply all vehicle segments of the automotive light vehicle original equipment market in every major automotive producing region in the world. Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle. Global automotive industry production volumes declined 1% in 2018 and another 6% in 2019 to 87.1 million units.
Details on light vehicle production in certain key regions for 2019 and 2018 are provided below. Our actual results are impacted by the specific mix of products within each market, as well as other factors described in Item 1A, "Risk Factors."

(In thousands of units)	2019 (1)	2018 (1) (2)	% Change
North America	16,289.9	16,959.0	(4%)
Europe and Africa	21,672.2	22,640.7	(4%)
Asia	44,550.3	47,649.2	(7%)
South America	3,122.4	3,248.5	(4%)
Other	1,432.2	1,971.7	(27%)
Total	87,067.0	92,469.1	(6%)

(1)	Production data based on IHS Automotive.

(2)	Production data for 2018 has been updated to reflect actual production levels.

Details on light vehicle production in certain emerging markets for 2019 and 2018 are provided below.

(In thousands of units)	2019 (1)	2018 (1) (2)	% Change
China	23,058.2	25,307.7	(9%)
India	4,167.8	4,679.5	(11%)
Brazil	2,803.8	2,777.6	1%
Russia	1,603.5	1,632.7	(2%)

(1)	Production data based on IHS Automotive.

(2)	Production data for 2018 has been updated to reflect actual production levels.
Details on our sales in certain key regions for 2019 and 2018 are provided below.

(In millions)	2019	2018	% Change
North America	$7,365.5	$7,660.6	(4%)
Europe and Africa	7,785.5	8,726.9	(11%)
Asia	3,968.3	4,040.0	(2%)
South America	691.0	721.0	(4%)
Total	$19,810.3	$21,148.5	(6%)

China (consolidated)	$2,579.7	$2,781.5	(7%)
China (non-consolidated)	1,166.6	1,044.9	12%
Key trends that specifically affect our business include automotive manufacturers’ utilization of global vehicle platforms, increasing demand for luxury and performance features, including increasing levels of electrical and electronic content, and China’s emergence as the single largest major automotive market in the world.
Another key trend benefiting our business is the shift toward crossover and sport utility vehicles. Our content on such vehicles, especially those for which our Seating segment supplies products, can be significantly higher than our average content per vehicle. Crossover and sport utility vehicle production has grown to approximately 37% of total vehicle production in 2019, up from 23% of total vehicle production five years ago. China has been a major driver of this trend, where crossover and sport utility vehicle production now comprises approximately 41% of total vehicle production, up from 20% of total vehicle production five years ago.
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
In addition, we believe that demand for efficiency, enhanced communications and safety are driving the technology trends of autonomy, connectivity and electrification. These trends, along with the trend toward shared mobility, are likely to be at the forefront of our industry for the foreseeable future with each converging long-term toward fully autonomous, connected, electric or hybrid electric vehicles:

•
Autonomy/Advanced Driver Assistance - Customer and consumer demands are evolving from safety features and systems that protect vehicle occupants when a crash occurs to advanced driver assistance systems that help prevent crashes by assisting in the vehicle’s operation under certain conditions. The development of automated intervention uses many of the same core technologies that will enable vehicles to drive autonomously under an increasing variety of driving conditions.

•
Connectivity - Customer and consumer demands for continuous communication and information exchange with the vehicle are increasing. What began with consumer demand to extend and integrate mobile connectivity into the vehicle by connecting mobile devices with vehicle infotainment systems is evolving such that the vehicle itself will have an embedded, direct line of wireless communication connecting the vehicle with various networks (e.g., cellular, infrastructure, satellite, etc.) and other vehicles. We expect these trends to continue, making the vehicle a constantly connected device, receiving and transmitting data through a variety of signals, which communicate directly with on-board vehicle systems.

•
Electrification - Demand for more energy efficient vehicles is increasing, both from automotive manufacturers to meet stricter fuel economy and emissions standards and from a growing segment of consumers to reduce the environmental impact of automobiles. This requires further use of electronically controlled and assisted powertrains and related components to improve fuel efficiency and the adoption of alternative energy powertrains, such as 48-volt mild hybrid, full hybrid, hybrid electric and high power battery electric, that facilitate electrification of the vehicle, as well as the use of lighter weight materials throughout the vehicle.

•	Shared Mobility - As vehicle utilization increases and ride-sharing becomes more relevant, customer and consumer demands for more services and an improved mobility experience are also increasing.
Regulation is also a major influence on these trends, as government mandates (e.g., for vehicles to meet minimum fuel economy and emissions standards or be equipped with certain safety-related components) are driving vehicle design and technology plans.
We are well positioned with respect to these trends as we design and manufacture products across our entire E-Systems portfolio that are aligned with the trends toward autonomy, connectivity, electrification and shared mobility. Our product lines offer growth opportunities that are subject to the risks and opportunities associated with these trends but are ultimately dependent on global vehicle production volumes.
Furthermore, our seats are an active part of the vehicle safety system. As a result of our innovative product design and technology capabilities, we are able to provide seats with enhanced safety features, such as the active head restraint and seat structures that withstand collision impact in excess of what is demanded by regulatory agencies. We have developed products and materials to reduce cost and enhance seat design and packaging flexibility, including our mini recliners and micro adjust tracks. Another way in which we are well positioned to benefit from this trend-related growth is our belief that the seat system will become increasingly more sophisticated, dynamic and connected to both the occupants and the vehicle. The seat is the logical focal point for monitoring the driver and passenger and for facilitating feedback between the vehicle and the occupants.
We believe that the convergence of these technology trends and eventual adoption of autonomous vehicles will benefit both our Seating and E-Systems segments. We believe that autonomous vehicles will have seat designs and requirements that are far more flexible and demanding in both autonomous and piloted driving states. Further, more active monitoring of the driver and the driver’s position and physical state will be required to manage the transitions between autonomous and piloted driving conditions. A demand for mobility services and on-demand transportation from providers such as Uber or Lyft is helping to drive interest and growth in these technology trends, particularly fully autonomous vehicles. The increasing prevalence of mobility services will potentially create a new segment of autonomous vehicle fleet customers with unique vehicle technology and design needs, including more flexible, durable and connected seating solutions for a wide range of passengers. Not only will autonomous vehicles need to be fully connected and networked to maximize their safety and efficiency, their power consumption will be significantly higher to support the array of sensors and processing power required to operate such vehicles. This will allow us to take further advantage of our ability to design and offer efficient power management solutions.
In January 2019, we launched Lear Innovation Ventures ("LIV") Possibilities, which provides a framework for us to invest in advanced development teams, partnerships and early stage technologies by working with venture capital firms, accelerators and incubators; providing direct capital to start-ups and internal innovation initiatives.
Seating Segment
Lear is a recognized global leader in complete automotive seat systems and key individual seat components. The Seating segment consists of the design, development, engineering, just-in-time assembly and delivery of complete seat systems, as well as the design, development, engineering and manufacture of all major seat components, including seat covers and surface materials such as leather and fabric, seat structures and mechanisms, seat foam and headrests. Further, we have capabilities in active sensing and comfort for seats, utilizing electronically controlled sensor and adjustment systems and internally developed algorithms. We believe that we have the most complete set of component offerings of any automotive seating supplier and are a market leader in every automotive producing market in the world. Overall, our global manufacturing and engineering expertise, low-cost footprint, complete component capabilities, quality leadership and strong customer relationships provide us with a solid platform for continued growth in this segment.
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
We have also expanded our seat cover operations in low-cost markets, including precision cutting, assembly, sewing and lamination of seat fabric, entered the fabric business (largely through our acquisition of Guilford Mills) and added industry-leading leather design, development and manufacturing capabilities (through our acquisition of Eagle Ottawa). On a global basis, we can provide a full range of seat cover capabilities and design solutions, including the use of unique leather and fabric applications. We believe that the combination of these capabilities in seating surface materials leads the industry.
Craftsmanship and Design (Crafted by LearTM)
We believe that our broad portfolio of capabilities, including advanced design and material integration skills, is a differentiating competitive advantage for us. Our team of experts at our Center for Craftsmanship in Southfield, Michigan has developed a portfolio of product technologies that deliver differentiated design, craftsmanship and comfort, as well as sustainable products. Through this dedicated studio, we are leveraging our unique position to be an industry leader in differentiated design and facilitating customer interactions with designers and engineers working collaboratively to create innovative solutions early in the design process. The breadth of our portfolio and depth of our design expertise allow us to have early involvement in the automotive manufacturer’s design process and the opportunity to better integrate all seating components to provide differentiated design comfort, quality and overall value for the end consumer. We have also developed a proprietary craftsmanship process called Harmonic Precision that synthesizes all of our component expertise and technologies with our customers’ design visions to create an objective analysis of the impact that the final design and execution will have in the marketplace. We believe that our unmatched component capabilities, design know-how, global manufacturing presence and our Crafted by LearTM portfolio of enabling and sustainable technologies uniquely position us to bring innovative designs into production with the highest level of craftsmanship.
Intelligent Seating (INTUTM Seating)
The seat is emerging as an integral device facilitating the direct connection between drivers and passengers and the vehicle. We believe that we are the only seating supplier with both global capabilities in all major seat components and global electronics development (including software), manufacturing and integration. We believe that the seat will increasingly integrate electronics, not only for motorized control, but for dynamic sensing and response. We believe that intelligent and dynamic seating solutions, which we call INTUTM Seating, will provide future benefits as consumers and automotive manufacturers demand seats that can sense key attributes of a driver and passenger and communicate these attributes within the vehicle network, as well as to external networks. We have developed active sensing and comfort seat capabilities, utilizing electronically controlled sensor and adjustment systems and internally developed algorithms. We are also developing technologies that will monitor certain bio-metric readings through seat sensors with a high level of accuracy and reliability. These seat designs automatically and continuously optimize the user experience. Our seats will intuitively anticipate and dynamically adjust to the occupant's needs and preferences related to health and wellness, comfort and safety. Our INTUTM technology is well-aligned with current industry trends, such as connectivity. We believe that integrating our electronic capabilities into our seating products is essential to succeeding in this dynamic and changing environment.
Adaptive Seating Architecture (ConfigurE+TM)
Our 2019 Automotive News PACE Award winning ConfigurE+TM adaptive seating solution provides enhanced flexibility and cargo management for crossover vehicles, sport utility vehicles and passenger vans, while delivering seat electrification via full-length, floor-mounted tracks instead of wires. We believe that we are the only supplier capable of providing these fully integrated, mechanical and electrical solutions. ConfigurE+TM is well-suited for ever-changing consumer lifestyles and is enabled by proprietary, advanced interface modules integrated into the seat structure and tracks. ConfigurE+TM optimizes functionality, such as storage and transport, seat removal and executive seating. This technology is well-aligned with current industry trends, such as autonomy and shared mobility.
Manufacturing
Our seat assembly facilities use lean manufacturing techniques, and our finished products are delivered to the automotive manufacturers on a just-in-time basis, matching our customers’ exact build specifications for a particular day, shift and sequence thereby reducing inventories to optimum levels. Facilities are typically located adjacent to or near our customers’ assembly sites and are capable of managing complex, in-series, sequencing, batch and/or modular assembly requirements. We utilize the latest industry innovations and automated technologies. We also launched an intensive employee engagement initiative, called Together We Win, which is achieving global scalability and successfully driving cultural advances, with increases in first time quality and decreases in absenteeism, material costs and average build times per vehicle.
Core Capabilities
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

Customers
The top five customers of our Seating segment are: General Motors, Daimler, Volkswagen, Ford and Fiat Chrysler.
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
Technology
We have developed products and materials to improve comfort and ease of adjustment, promote customization and styling flexibility, increase durability and reliability, enhance safety, expand the usage of environmentally friendly materials and reduce cost and weight. ProActive™ Seating uses proprietary MySeat by Lear™ technology powered by our TheraMetric™ analytical process. This process is derived from our research to provide a driver with a seating position that promotes better posture and cumulative wellness benefits. ProActive™ Seating has been endorsed by the American Chiropractic Association, International Chiropractors Association, World Federation of Chiropractic and Loomis Institute of Enzyme Nutrition. Our Lear Crafted Comfort Connect™ and Advanced Comfort Systems™ are adjustable cushions, seat backs and side bolsters which support correct posture and provide improved comfort and appearance. Our Guilford TeXstyle™ fabrics provide customizable fabric engineered to improve the vehicle experience and durability, and our TeXstyle™ Enhance offerings provide a range of secondary embellishment technologies to enhance standard fabrics, enabling unique design within an array of fabric choices. Our proprietary, anti-soiling performance leather finishing technology, Ansolé™, improves durability and protects against fading. Our head restraints provide improved comfort and safety with adjustability. Our high speed smart fold technology is a regulated high speed folding adjustment mechanism that delivers premium convenience while maintaining leading safety and comfort benefits. Our mini recliners and micro adjust tracks are seat mechanisms, which provide precision movement and facilitate interior packaging space flexibility. Our Dynamic Environmental Comfort Systems™ and ComforTune™ technologies offer weight reductions of 30% - 40%, as compared to current foam seat designs. Produced for multiple global customers, our SoyFoam™ reduces our carbon footprint by 614,000 pounds of carbon dioxide per year.
For additional factors that may impact our Seating segment’s business, financial condition, operating results and/or cash flows, see Item 1A, "Risk Factors."

E-Systems Segment
The E-Systems segment consists of the design, development, engineering and manufacture of electrical distribution systems, electronic modules and related components, and software for light vehicles globally. We are a leader in signal distribution and power management within the vehicle for all types of powertrains - from traditional ICE architectures to the full range of hybrid, plug-in hybrid and battery electric architectures. We have connectivity hardware and software capabilities, including cybersecurity expertise, that facilitate secure, wireless communication between the vehicle’s electrical and electronic architecture and external networks, as well as other vehicles. We also offer software and services for the cloud, vehicles and mobile devices that enable consumer e-commerce, multi-media applications and enterprise services among other new and emerging applications.
Electrical Distribution Systems
Electrical distribution systems route networks and electrical signals and manage electrical power within the vehicle for all types of powertrains, including traditional ICE architectures and the full range of hybrid, plug-in hybrid and battery electric architectures, supporting the current industry trend toward electrification. Key components in the electrical distribution system include wire harnesses, terminals and connectors and junction boxes for both ICE and electrification architectures that require management of higher voltage and power.
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
Terminals and connectors include conductive metal components and connector housings that join wire harness assemblies together at their respective end points or connect devices to wire harness assemblies. Terminals and connectors can vary significantly in size and complexity depending on the amount of power or data being transferred and the number of connections being made at any particular point in the electrical distribution system. Our terminals and connectors are currently manufactured in Germany, Eastern Europe, China and the United States.
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
Electronics
In our E-Systems segment, we also design, develop, engineer and manufacture electronics, which control various functions within the vehicle, as well as develop and integrate the associated software for these electronic modules. Our electronic modules include body control modules, smart junction boxes, gateway modules, lighting control modules, audio domain controllers, amplifiers and communication modules that are applicable to all vehicle types. Our electronics business also includes electronic modules that are specific to hybrid and electric vehicles, such as on board battery chargers, power conversion modules, high voltage battery management systems and high voltage power distribution. Our engineering and development activities for electronics are in the United States (Southfield, Michigan and Northern California), Belgium, Germany, Spain, China and India. We assemble these modules using high-speed surface mount placement equipment in Mexico, Europe, Northern Africa, China and the Philippines.
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
We develop and produce gateway modules, which facilitate secure access to, and communication with, all of the vehicle systems at a central point and translate various signals to facilitate data exchange across various vehicle domains. Our connectivity capabilities include communication modules which manage wireless communications over cellular, V2X, Bluetooth and WiFi and are connected to the vehicle networks. We develop and provide hardware and software for these products. We also have capabilities in high accuracy vehicle positioning through a cloud-computing-based system combined with software on vehicles to achieve high precision navigation solutions for our customers’ V2X and automated vehicle platforms.

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
Our software solutions also include Xevo Journeyware, a thin-client platform for the cloud, vehicles and mobile devices that enables consumer e-commerce, multi-media applications and enterprise services to improve performance and safety, deliver an artificial intelligence-enhanced driving experience and provide new monetization opportunities for us and the automotive manufacturers, and Xevo Market, an in-vehicle commerce and service platform that connects customers with their favorite brands and services by delivering highly-contextual sales offers through vehicle touch screens and vehicle-branded mobile applications.
Customers
The top five customers of our E-Systems segment are: Ford, Renault-Nissan, General Motors, Jaguar Land Rover and Volkswagen.
Competition
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
Technology
Our complete electrical distribution system design capabilities, coupled with certain market-leading component technologies, allow access to our customers’ development teams, which provides an early indication of our customers’ product needs and enables us to develop system design efficiencies. Our ability to design and integrate electronic modules creates a competitive advantage as we support customers with complete electrical architecture development. The E-Systems segment is technology driven and typically requires higher investment as a percentage of sales than our Seating segment. Our expertise is developed and delivered by approximately 2,300 engineers across eighteen countries and is led by six global technology centers of excellence in Belgium, China, Germany, Spain and the United States (Southfield, MI and Seattle, WA) for each of our major product lines in this segment, which are described below.
Software remains a critical element of our E-Systems business. Software capabilities are becoming more important in the management of complex and highly sophisticated electrical architectures. Software within the vehicle is rapidly growing as a key element of technological innovation and a cost effective way to provide new features and functions. We currently employ more than 700 software engineers globally and are pursuing expansion of specialized capabilities in vehicle networking, control algorithms, cybersecurity and connectivity platforms and protocols.
In electrical distribution systems, our technology includes expertise in the design and use of alternative conductor materials, such as aluminum, copper-clad steel and other hybrid alloys. Alternative conductor materials can enable the use of ultra small gauge conductors, which reduce the weight and packaging size of electrical distribution systems. We also have developed proprietary manufacturing process technologies, such as our vertical manufacturing system that features three dimensional wire harness assembly boards. Our expertise in terminals and connectors technology facilitates our ability to implement these small gauge and alternative alloy conductors. We have developed advanced capabilities in aluminum terminals and aluminum wire termination, ultra small gauge termination and high voltage terminals and connectors. We have developed high packaging density in-line connectors and new small gauge terminals that will enable wire gauge reduction and provide our customers with smaller and lower cost solutions. Our high voltage terminals and connectors are a part of our advanced efficiency systems capabilities, and we have established a leading capability in power density (power per packaging size) that is being adopted by multiple automotive manufacturers. We have 650 patents issued or applied for in the advanced efficiency systems product technology area. These technologies are supported by our proprietary virtual proving grounds, which is an industry-leading suite of in-house developed tools and processes to significantly reduce the design, development and validation testing time and expense.

In electronics, we are a market leader in smart junction box technology and began production of our Automotive News PACE Award winning Solid State Smart Junction Box™ in 2016. We are a leader in gateway module technology and have capabilities to enable our gateway and other electronic control modules to efficiently and securely manage the increasing amount of both wired and wireless signals running throughout, as well as within and outside of, the vehicle, including being first-to-market with an ethernet-enabled gateway module. In lighting, we have developed advanced technology electronic controls, including a Matrix LED Control System capable of individually dimming and switching on/off up to 100 LEDs. This system enables steerable light beams and other advanced lighting features and can be paired with driver assistance system sensors for functionality, such as automatic high beam management and obstacle highlighting. In audio, we have developed an ethernet audio bridging amplifier that facilitates faster processing of digital data at a lower cost. In high power electronics, we offer leading efficiency battery chargers and high voltage battery management systems.
For additional factors that may impact our E-Systems segment’s business, financial condition, operating results and/or cash flows, see Item 1A, "Risk Factors."
Customers
In 2019, General Motors and Ford, two of the largest automotive and light truck manufacturers in the world, accounted for 18% and 14% of our net sales, respectively. We supply and have expertise in all vehicle segments of the automotive market. Our sales content tends to be higher on those vehicle platforms and segments which offer more features and functionality. The popularity of particular vehicle platforms and segments varies over time and by regional market. We expect to continue to win new business and grow sales at a greater rate than overall automotive industry production. For further information related to our customers and domestic and foreign sales and operations, see Note 14, "Segment Reporting," to the consolidated financial statements included in this Report.
Our customers award business to their suppliers in a number of ways, including the award of complete systems, which allows suppliers either to manufacture components internally or to purchase components from other suppliers at their discretion. Certain of our customers also elect to award certain components directly to component suppliers and independent of the award of the complete system. We have been selectively expanding our component capabilities and investing in manufacturing capacity in low-cost regions in order to enhance our cost competitive structure and maximize our participation in such component sourcing.
Our customers typically award contracts several years before actual production is scheduled to begin. Each year, the automotive manufacturers introduce new models, update existing models and discontinue certain models and, periodically, even complete brands. In this process, we may be selected as the supplier on a new model, we may continue as the supplier on an updated model or we may lose a new or updated model to a competitor. Our sales backlog reflects estimated net sales over the next three years from formally awarded new programs, less lost and discontinued programs. This measure excludes the sales backlog at our non-consolidated joint ventures. As of January 2020, our 2020 to 2022 sales backlog is $2.7 billion, a decrease of 19% as compared to our sales backlog as of January 2019. Our current sales backlog reflects $0.8 billion related to 2020 and 65% and 35% related to our Seating and E-Systems segments, respectively. In addition, our 2020 to 2022 sales backlog at our non-consolidated joint ventures is $200 million. Our current sales backlog assumes volumes based on the independent industry projections of IHS Automotive as of December 2019 and internal estimates, a Euro exchange rate of $1.10/Euro and a Chinese RMB exchange rate of 7.00/$. This sales backlog is generally subject to a number of risks and uncertainties, including vehicle production volumes on new and replacement programs and foreign exchange rates, as well as the timing of production launches and changes in customer development plans. For additional information regarding risks that may affect our sales backlog, see Item 1A, "Risk Factors," and Part II — Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements."
We receive purchase orders from our customers that generally provide for the supply of a customer’s annual requirements for a particular vehicle model and assembly plant, or in some cases, for the supply of a customer’s requirements for the life of a particular vehicle model, rather than for the purchase of a specified quantity of products. Although most purchase orders may be terminated by our customers at any time, such terminations have been infrequent and have not had a material impact on our operating results. We are subject to risks that an automotive manufacturer will produce fewer units of a vehicle model than anticipated or that an automotive manufacturer will not award us a replacement program following the life of a vehicle model. To reduce our reliance on any one vehicle model, we produce automotive systems and components for a broad cross-section of both new and established models. However, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating performance. Our net sales for the year ended December 31, 2019, consisted of 33% passenger cars, 49% crossover and sport utility vehicles and 18% trucks and vans.
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
Seasonality
Our principal operations are directly related to the automotive industry. Consequently, we may experience seasonal fluctuations to the extent automotive vehicle production slows, such as in the summer months when many customer plants close for model year changeovers, in December when many customer plants close for the holidays and during periods of high vehicle inventory. See Note 16, "Quarterly Financial Data," to the consolidated financial statements included in this Report.
Raw Materials
The principal raw materials used in our seat systems, electrical distribution systems and electronics are generally available and obtained from multiple suppliers under various types of supply agreements. Components such as fabric, foam, leather, seat structures and mechanisms, terminals and connectors and certain other components are either manufactured by us internally or purchased from multiple suppliers under various types of supply agreements. The majority of the steel used in our products is comprised of fabricated components that are integrated into a seat system, such as seat frames, recliner mechanisms, seat tracks and other mechanical components. Therefore, our exposure to changes in steel prices is primarily indirect, through these purchased components. With the exception of certain terminals and connectors, the materials that we use to manufacture wire harness assemblies are substantially purchased from suppliers, including extruded and insulated wire and cable. The majority of our copper purchases are comprised of extruded wire and cable that we integrate into electrical wire harnesses. In general, our copper purchases, as well as a significant portion of our leather purchases, are subject to price index agreements with our customers and suppliers. We utilize a combination of short-term and long-term supply contracts to purchase key components. We generally retain the right to terminate these agreements if our supplier does not remain competitive in terms of cost, quality, delivery, technology or customer support.
Employees
As of December 31, 2019 and 2018, our employment levels worldwide were approximately as follows:

Region	2019	2018
United States and Canada	10,100	9,700
Mexico	50,400	51,200
Central and South America	17,000	14,600
Europe and Africa	56,800	59,800
Asia	29,800	33,700
Total	164,100	169,000
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

Intellectual Property
Worldwide, we have approximately 2,300 patents and patent applications pending. While we believe that our patent portfolio is a valuable asset, no individual patent or group of patents is critical to the success of our business. We also license selected technologies to automotive manufacturers and to other automotive suppliers. We continually strive to identify and implement new technologies for use in the design and development of our products.
Advanced technology development is conducted worldwide at our nine advanced technology centers and at our product engineering centers. At these centers, we engineer our products to comply with applicable safety standards, meet quality and durability standards, respond to environmental conditions and conform to customer and consumer requirements. Our global innovation and technology center located in Southfield, Michigan, develops and integrates new concepts and is our central location for consumer research, benchmarking, craftsmanship and industrial design activity.
We have numerous registered trademarks in the United States and in many foreign countries. The most important of these marks include LEAR CORPORATION® (including our stylized version thereof) and LEAR®, which are widely used in connection with our products and services. Our other principal brands include XEVO®, GUILFORD® and EAGLE OTTAWA®. ConfigurE+TM seating, INTUTM seating, LEAR CONNEXUSTM signal and data communications, EXOTM high-accuracy positioning, JOURNEYWARE® software, ProTec® active head restraints, SMART JUNCTION BOXTM technology, STRUCSURETM systems, AVENTINO® leather and TeXstyleTM fabrics are some of our other trademarks used in connection with certain of our product lines.
Environmental Matters
We are committed to sustainability in our operations and products. We adhere to local, state, federal and foreign laws, regulations and ordinances which govern activities or operations that may have adverse environmental effects. These laws, regulations and ordinances may impose liability for clean-up costs resulting from past spills, disposals or other releases of hazardous wastes. For a description of our outstanding environmental matters and other legal proceedings, see Note 13, "Commitments and Contingencies," to the consolidated financial statements included in this Report.
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
Furthermore, we currently offer products with green technology, such as SoyFoamTM, and are creating technologies that facilitate environmentally friendly transportation alternatives such as hybrid and electric vehicles. Our expertise, capabilities and environmental leadership are allowing us to expand our product offerings in this area.
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
As of December 31, 2019, we had fourteen operating joint ventures located in five countries. Of these joint ventures, five are consolidated, and nine are accounted for using the equity method of accounting. Twelve of the joint ventures operate in Asia, and two operate in North America (both of which are dedicated to serving Asian automotive manufacturers). Net sales of our consolidated joint ventures accounted for approximately 7% of our net sales in 2019. As of December 31, 2019, our investments in non-consolidated joint ventures totaled $120 million.
A summary of our non-consolidated operating joint ventures, including ownership percentages, is shown below. For further information related to our joint ventures, see Note 5, "Investments in Affiliates and Other Related Party Transactions," to the consolidated financial statements included in this Report.

Country	Name	Ownership Percentage
China	Beijing BHAP Lear Automotive Systems Co., Ltd.	50%
China	Guangzhou Lear Automotive Components Co., Ltd.	50
China	Jiangxi Jiangling Lear Interior Systems Co., Ltd.	50
China	Lear Dongfeng Automotive Seating Co., Ltd.	50
China	Changchun Lear FAWSN Automotive Seat Systems Co., Ltd.	49
China	Beijing Lear Dymos Automotive Systems Co., Ltd.	40
Honduras	Honduras Electrical Distribution Systems S. de R.L. de C.V.	49
India	Hyundai Transys Lear Automotive Private Limited	35
United States	Kyungshin-Lear Sales and Engineering LLC	49
ITEM 1A – RISK FACTORS
Our business, financial condition, operating results and cash flows may be impacted by a number of factors. In addition to the factors affecting our business identified elsewhere in this Report, the most significant factors affecting our operations include the following:

•
Our industry is cyclical and a decline in the production levels of our major customers, particularly with respect to models for which we are a significant supplier, or the financial distress of one or more of our major customers could adversely affect our financial performance.

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
Due to the overall global economic conditions in 2019, the automotive industry experienced a decline in global customer sales and production volumes. In 2019, global vehicle production decreased 6% as compared to 2018. In Asia, vehicle production decreased 7%, including 9% in China and 11% in India. Vehicle production also decreased 4% in both North America and Europe and Africa. As a result, we have experienced and may continue to experience reductions in orders from our customers in certain regions. An economic downturn or other adverse industry conditions that result in a decline in the production levels of our major customers, particularly with respect to models for which we are a significant supplier, or the financial distress of one or more of our major customers could reduce our sales or otherwise adversely affect our financial condition, operating results and cash flows. Further, our ability to reduce the risks inherent in certain concentrations of business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall. We may not be successful in such diversification.

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

•	Our inability to achieve product cost reductions to offset customer-imposed price reductions could adversely affect our financial performance.
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
We obtain components and other products and services from numerous Tier 2 automotive suppliers and other vendors throughout the world. We are responsible for managing our supply chain, including suppliers that may be the sole sources of products that we require, that our customers direct us to use or that have unique capabilities that would make it difficult and/or expensive to re-source. In certain instances, entire industries may experience short-term capacity constraints. Additionally, our production capacity, and that of our customers and suppliers, may be adversely affected by natural disasters. Any such significant disruption could adversely affect our financial performance. Furthermore, unfavorable economic or industry conditions could result in financial distress within our supply base, thereby increasing the risk of supply disruption. An economic downturn or other unfavorable industry conditions in one or more of the regions in which we operate could cause a supply disruption and thereby adversely affect our financial condition, operating results and cash flows.

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

•
concerns about human rights, working conditions and other labor rights and conditions and the environmental impact in foreign countries where our products are produced and raw materials and/or components are sourced, as well as changing labor, environmental and other laws in these countries;

•	pandemic illness;

•	increases in working capital requirements related to long supply chains; and

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

We operate in a highly competitive industry. We and most of our competitors are seeking to expand market share with new and existing customers, including in Asia and other potential high growth regions. Our customers award business based on, among other things, price, quality, service and technology. Our competitors’ efforts to grow market share could exert downward pressure on our product pricing and margins. In addition, the automotive industry has attracted, and will continue to attract, non-traditional entrants as a result of the evolving nature of the automotive vehicle market, including autonomous vehicles, ride sharing and on-demand transportation. Further, the global automotive industry is experiencing a period of significant technological change, including a focus on environmentally sustainable products. As a result, the success of portions of our business requires us to develop, acquire and/or incorporate new technologies. Such technologies are subject to rapid obsolescence. Our inability to maintain access to these technologies (through development, acquisition or licensing) may adversely affect our ability to compete. If we are unable to differentiate our products, maintain a low-cost footprint or compete effectively with technology-focused new market entrants, we may lose market share or be forced to reduce prices, thereby lowering our margins. Any such occurrences could adversely affect our financial condition, operating results and cash flows.

•	A significant labor dispute involving us or one or more of our customers or suppliers or that could otherwise affect our operations could adversely affect our financial performance.
A substantial number of our employees and the employees of our largest customers and suppliers are members of industrial trade unions and are employed under the terms of various labor agreements. We have labor agreements covering approximately 81,500 employees globally. In the United States and Canada, each of our unionized facilities has a separate collective bargaining agreement with the union that represents the workers at such facility, with each such agreement having an expiration date that is independent of the other agreements. Labor agreements covering approximately 88% of our global unionized work force, including labor agreements in the United States and Canada covering approximately 2% of our global unionized workforce, are scheduled to expire in 2020. There can be no assurances that future negotiations with the unions will be resolved favorably or that we will not experience a work stoppage or disruption that could adversely affect our financial condition, operating results and cash flows. A labor dispute involving us, any of our customers or suppliers or any other suppliers to our customers or that otherwise affects our operations, or the inability by us, any of our customers or suppliers or any other suppliers to our customers to negotiate, upon the expiration of a labor agreement, an extension of such agreement or a new agreement on satisfactory terms could adversely affect our financial condition, operating results and cash flows. In addition, if any of our significant customers experience a material work stoppage, such as the General Motors labor strike in the fall of 2019, that customer may halt or limit the purchase of our products. This could require us to shut down or significantly reduce production at facilities relating to such products, which could adversely affect our business and harm our profitability.

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

As of December 31, 2019, we had approximately $2.3 billion of outstanding indebtedness, as well as $1.75 billion available for borrowing under our revolving credit facility. As of December 31, 2019, there were no amounts outstanding under our revolving credit facility. The debt instruments governing our indebtedness contain covenants that may restrict our business activities or our ability to execute our strategic objectives, and our failure to comply with these covenants could result in a default under our indebtedness. We also lease certain buildings and equipment under non-cancelable lease agreements with terms exceeding one year, which are accounted for as operating leases. Additionally, any downgrade in the ratings that rating agencies assign to us and our debt may ultimately impact our access to capital markets. Our inability to generate sufficient cash flow to satisfy our debt and lease obligations, to refinance our debt obligations or to access capital markets on commercially reasonable terms could adversely affect our financial condition, operating results and cash flows.

•	Changes affecting the availability of the London Inter-bank Offered Rate ("LIBOR") may have consequences for us that cannot yet be reasonably predicted.
We have outstanding debt with variable interest rates based on LIBOR. Advances under our revolving credit facility and our term loan facility generally bear interest based on (i) the Eurocurrency Rate (as defined in our credit agreement and calculated using LIBOR) or (ii) the ABR (as defined in our credit agreement). The LIBOR benchmark has been the subject of national, international and other regulatory guidance and proposals to reform. In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. These reforms may cause LIBOR to perform differently than it has in the past, and LIBOR may ultimately cease to exist after 2021. Alternative benchmark rates may replace LIBOR and could affect our debt securities, debt payments and receipts. At this time, it is not possible to predict the effect of any changes to LIBOR, any phase out of LIBOR or any establishment of alternative benchmark rates. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact our contracts that terminate after 2021. There is uncertainty about how applicable law and the courts will address the replacement of LIBOR with alternative rates on variable rate retail loan contracts and other contracts that do not include alternative rate fallback provisions. If LIBOR ceases to exist after 2021, the interest rates on our revolving credit facility and our term loan facility will be based on the ABR, which may result in higher interest rates. In addition, any changes to benchmark rates may have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our results of operations and cash flows. Uncertainty as to the nature of such potential changes may also adversely affect the trading market for our securities.

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

•	A disruption in our information technology systems, or those of our customers or suppliers, including a disruption related to cybersecurity, could adversely affect our financial performance.
We rely on the accuracy, capacity and security of our information technology networks. Despite the security measures that we have implemented, including those measures related to cybersecurity, our operational systems (including business, financial, accounting, human resources, product development and manufacturing processes), as well as those of our customers, suppliers and other service providers, and certain of our connected vehicle systems and components that may collect and store sensitive end-user data (which could include personally identifiable information) could be breached or damaged by computer viruses, malware, phishing attacks, denial-of-service attacks, human error, natural or man-made incidents or disasters or unauthorized physical or electronic access. These types of incidents have become more prevalent and pervasive across industries, including our industry, and are expected to continue in the future. The secure operation of our information technology networks, and the processing and maintenance of information by these networks, is critical to our operations and strategy. A breach could result in business disruption, including the vehicle systems and components that we supply to our customers or our plant operations, theft of our intellectual property, trade secrets or customer information or unauthorized access to personal information, such as that of our employees or end consumers of vehicles that contain certain of our connected vehicle systems or components. Although cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our operational systems and products from attack, damage or unauthorized access are a high priority for us, our actions and investments may not be deployed quickly enough or successfully protect our systems against all vulnerabilities, including technologies developed to bypass our security measures. In addition, outside parties may attempt to fraudulently induce employees or customers to disclose access credentials or other sensitive information in order to gain access to our secure systems and networks. There are no assurances that our actions and investments to improve the maturity of our systems, processes and risk management framework or remediate vulnerabilities will be sufficient or deployed quickly enough to prevent or limit the impact of any cyber intrusion or security breach. Moreover, because the techniques used to gain access to or sabotage systems often are not recognized until launched against a target, we may be unable to anticipate the methods necessary to defend against these types of attacks, and we cannot predict the extent, frequency or impact these attacks may have on us. To the extent that our business is interrupted, including the vehicle systems and components that we supply to our customers or our plant operations, or data is lost, destroyed or inappropriately used or disclosed, such disruptions could adversely affect our competitive position, relationships with our customers, financial condition, operating results and cash flows and/or subject us to regulatory actions, including those contemplated by data privacy laws and regulations like the European Union General Data Privacy Regulation and California Consumer Privacy Act, or litigation. In addition, we may be required to incur significant costs to protect against the damage caused by these disruptions or security breaches in the future.
We are also dependent on security measures that some of our customers, suppliers and other third-party service providers take to protect their own systems and infrastructures. Any security breach of any of these third-parties' systems could result in unauthorized access to our or our customers’ or suppliers' sensitive data or our own information technology systems, cause us to be non-compliant with applicable laws or regulations, subject us to legal claims or proceedings, disrupt our operations, damage our reputation or cause a loss of confidence in our products or services, any of which could adversely affect our financial performance.

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
We and the automotive industry are subject to a variety of federal, state, local and foreign laws and regulations, including those related to health, safety and environmental matters. Governmental regulations also affect taxes and levies, capital markets, healthcare costs, energy usage, data privacy, international trade and immigration and other labor issues, all of which may have a direct or indirect effect on our business and the businesses of our customers and suppliers. We cannot predict the substance or impact of pending or future legislation or regulations, or the application thereof. The introduction of new laws or regulations or changes in existing laws or regulations, or the interpretation thereof, could increase the costs of doing business for us or our customers or suppliers or restrict our actions and adversely affect our financial condition, operating results and cash flows.

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
As a result of changes to U.S. administrative policy, among other possible changes, there may be (i) changes to existing trade agreements; (ii) greater restrictions on free trade generally; and (iii) significant increases in tariffs on goods imported into the United States. The United States, Mexico and Canada signed the United States-Mexico-Canada Agreement ("USMCA"), the successor agreement to the North American Free Trade Agreement ("NAFTA"). It is expected that the USMCA will become effective by January 1, 2021. On January 15, 2020, the United States signed the "Phase 1" trade agreement with China. It remains unclear what the U.S. administration or foreign governments, including China, will or will not do with respect to tariffs, the USMCA or other international trade agreements and policies. A trade war, other governmental action related to tariffs or international trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently manufacture and sell products or any resulting negative sentiments towards the United States could adversely affect our business, financial condition, operating results and cash flows.

•	Changes in the United Kingdom's economic and other relationships with the European Union could adversely affect us.
On January 31, 2020, the United Kingdom formally withdrew from the European Union. Pursuant to the Withdrawal Agreement Bill, the United Kingdom will remain in the European Union's free market and customs union until December 31, 2020. On January 1, 2021, the United Kingdom will withdraw from the free market and customs union, and trade between the European Union and the United Kingdom will be subject to border controls. During the transition, the parties will negotiate a free trade agreement to manage future trade in goods and services. However, it is possible that an agreement will not be reached within the transition period, and there remains significant uncertainty about the terms of the future trade relationship between the European Union and the United Kingdom.
We have significant operations in both the European Union and the United Kingdom. In 2019, our European Union (excluding the United Kingdom) and United Kingdom sales totaled $5.5 billion and $1.0 billion, respectively. Our supply chain and that of our customers are highly integrated across the European Union and the United Kingdom, and we are highly dependent on the free flow of goods in those regions. The ongoing uncertainty and imposition of border controls on trade between the European Union and the United Kingdom could negatively impact our competitive position, supplier and customer relationships and financial performance. The ultimate effects of the United Kingdom's withdrawal from the European Union on us will depend on the specific terms of any agreement the European Union and the United Kingdom reach to provide future access to each other’s respective markets.
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.

ITEM 2 – PROPERTIES
As of December 31, 2019, our operations were conducted through 257 facilities, some of which are used for multiple purposes, including 83 just-in-time manufacturing facilities, 124 dedicated component manufacturing facilities, 5 sequencing and distribution sites, 36 administrative/technical support facilities and 9 advanced technology centers, in 39 countries. Our corporate headquarters is located in Southfield, Michigan.

Seating
Argentina	Czech Republic	India (continued)	Mexico (continued)	Romania	United Kingdom
Escobar, BA	Hranice	Pune	Monclova, CO	Iasi	Alfreton
Ferreyra, CBA	Kolin	Tijara	Nuevo Casas	Russia	Coventry
Belgium	Stribro	Indonesia	Grandes, CH	Kaluga	Redditch
Brussels	Dominican Republic	Cikarang	Panzacola, TL	Nizhny Novgorod	Sunderland
Brazil	Santo Domingo	Italy	Piedras Negras, CO	Slovak Republic	United States
Betim	France	Caivano, NA	Ramos Arizpe, CO	Presov	Arlington, TX
Caçapava	Feignies	Cassino, FR	Saltillo, CO	Voderady	Columbia City, IN
Joinville	Herblay	Grugliasco, TO	San Felipe, GU	South Africa	Detroit, MI
Pernambuco	Jarney	Melfi, PZ	San Luis Potosi, SL	East London	Duncan, SC
São Bernardo	Roche La Moliere	Pozzo d’Adda, MI	Silao, GO	Port Elizabeth	Farwell, MI
Canada	Germany	Macedonia	Toluca, MX	South Korea	Flint, MI
Ajax, ON	Besigheim	Tetovo	Villa Ahumada, CH	Gyeongju	Hammond, IN
China	Bremen	Malaysia	Moldova	Spain	Hebron, OH
Beijing	Eisenach	Behrang Stesen	Ungheni	Barcelona	Kenansville, NC
Changshu	Ginsheim-	Mexico	Morocco	Burgos	Louisville, KY
Chongqing	Gustavsburg	Arteaga, CA	Kenitra	Epila	Montgomery, AL
Hangzhou	Rietberg	Ascension, CH	Tangier	Martorell	Morristown, TN
Liuzhou	Wackersdorf	Cuautlancingo, PU	Poland	O Porrino	Pine Grove, PA
Nanjing	Hungary	Fresnillo, ZA	Bierun	Valencia	Rochester Hills, MI
Rui’an	Györ	Hermosillo, SO	Jaroslaw	Vigo	Roscommon, MI
Shanghai	Szolnok	Huamantla, TL	Legnica	Vitoria	Selma, AL
Shenyang	India	Juarez, CH	Tychy	Thailand	Tuscaloosa, AL
Wuhan	Chennai	Leon, GT	Portugal	Mueang Nakhon	Wentzville, MO
Wuhu	Halol	Meoqui, CH	Mangualde	Ratchasima	Vietnam
Yangzhou	Haridwar	Mexico City, DF	Valenca	Rayong	Hai Phong City
Nasik

E-Systems
Argentina	China (continued)	Germany	Mexico	Poland	Spain
Pacheco, BA	Chongqing	Bersenbrueck	Apodaca, NL	Mielec	Almussafes
San Francisco,	KunShan HuaQiao	Kronach	Chihuahua, CH	Romania	Valls
CBA	Shanghai	Puttlingen	Juarez, CH	Campulung	Thailand
Brazil	SuiNing	Wismar	Torreon, CA	Pitesti	Kabin Buri
Camanducaia	TianJin	Honduras	Morocco	Serbia	United States
Navegantes	Wuhan	Naco	Kenitra	Novi Sad	Bellevue, WA
China	Yangzhou	Hungary	Salé Al-Jadida	South Africa	Plymouth, IN
Changchun	Czech Republic	Gödöllö	Tangier	Port Elizabeth	Traverse City, MI
	Vyskov	Japan	Philippines
		Tokyo	Lapu-Lapu City

Administrative/Technical
Australia	France	India	Japan (continued)	Singapore	United States
Essendon Fields	Vélizy-	Gurgaon	Tokyo	South Korea	Ann Arbor, MI
Belgium	Villacoublay	Pune	Yokohama	Seoul	Detroit, MI
Leuven	Germany	Israel	Malaysia	Spain	El Paso, TX
Brazil	Cologne	Tel Aviv	Klang	Valls	Rochester Hills, MI
São Paulo	Korntal-	Italy	Mexico	Sweden	San Mateo, CA
China	Münchingen	Grugliasco, TO	Juarez, CH	Gothenburg	Southfield, MI
Shanghai	Remscheid	Japan	Netherlands	Thailand	Sparta, MI
Czech Republic	Schwaig-Oberding	Hiroshima	Hilversum	Bangkok	Wilmington, NC
Brno	Sindelfingen	Kariya	Philippines	United Kingdom
Pilsen	Wolfsburg	Nagoya	Lapu-Lapu City	Coventry

ITEM 3 – LEGAL PROCEEDINGS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial or contractual disputes, product liability claims and environmental and other matters. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors." For a description of our outstanding material legal proceedings, see Note 13, "Commitments and Contingencies," to the consolidated financial statements included in this Report.
ITEM 4 – MINE SAFETY DISCLOSURES
None.
SUPPLEMENTARY ITEM – INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table sets forth the names, ages and positions of our executive officers. Executive officers are appointed annually by our Board of Directors and serve at the pleasure of our Board.

Name	Age	Position
Shari L. Burgess	61	Vice President and Treasurer
Jason M. Cardew	49	Senior Vice President and Chief Financial Officer
Alicia J. Davis	49	Senior Vice President, Corporate Development and Investor Relations
Thomas A. DiDonato	61	Senior Vice President and Chief Administrative Officer
Amy A. Doyle	52	Vice President and Chief Accounting Officer
Carl A. Esposito	52	Senior Vice President and President, E-Systems
Harry A. Kemp	44	Senior Vice President, General Counsel and Corporate Secretary
Frank C. Orsini	47	Executive Vice President and President, Seating
Raymond E. Scott	54	President and Chief Executive Officer
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

Jason M. Cardew
Mr. Cardew is the Company’s Senior Vice President and Chief Financial Officer, a position he has held since November 2019. Mr. Cardew most recently served as the Company's Vice President, Finance - Seating and E-Systems since September 2018. Prior to that, he served as the Company's Vice President, Finance - Seating since April 2012. Previously, he served as the Company's Vice President and Interim Chief Financial Officer since September 2011, Vice President, Finance - Financial Planning and Analysis since April 2010, Vice President, Finance - Seating since 2008, Vice President - Finance since 2003 and in various financial roles since joining the Company in 1992.

Alicia J. Davis
Ms. Davis is the Company's Senior Vice President, Corporate Development and Investor Relations, a position she has held since September 2019. Ms. Davis most recently served as the Company's Vice President, Investor Relations, since joining the Company in August 2018. Prior to joining the Company, Ms. Davis was on the faculty at the University of Michigan Law School since June 2004, where she most recently served as a professor and the Associate Dean for Strategic Initiatives. Previous to that, she was a lawyer at Kirkland & Ellis since June 2002, a Vice President at Raymond James & Associates since August 1999 and an Investment Banking Analyst at Goldman Sachs from August 1993 to June 1995.

Thomas A. DiDonato
Mr. DiDonato is the Company’s Senior Vice President and Chief Administrative Officer, a position he has held since January 2019. Mr. DiDonato most recently served as the Company's Senior Vice President, Human Resources since joining the Company in April 2012. Prior to joining the Company, Mr. DiDonato served as Executive Vice President, Human Resources for American Eagle Outfitters, Inc. since 2005, Chief People Officer for H.J. Heinz from April 2004 to July 2005 and Senior Vice President, Human Resources for Heinz North America from July 2001 to April 2004. Earlier experiences include directing human resources for a $14 billion division of Merck & Co. and heading worldwide staffing for Pepsico. Mr. DiDonato began his career at General Foods Corporation and moved up to manage the personnel at its largest manufacturing facility.

Amy A. Doyle
Ms. Doyle is the Company’s Vice President and Chief Accounting Officer, a position she has held since May 2017. Ms. Doyle most recently served as the Company’s Assistant Corporate Controller since September 2006. Previously, she served in positions of increasing responsibility at the Company, including Director, Financial Reporting since 2003 and Manager, Financial Reporting since joining the Company in 1999. Prior to joining the Company, Ms. Doyle served as an audit manager for Arthur Andersen LLP.

Carl A. Esposito
Mr. Esposito is the Company’s Senior Vice President and President, E-Systems, a position he has held since joining the Company in September 2019. Prior to joining the Company, Mr. Esposito served at Honeywell Aerospace, a division of Honeywell International Inc., as President of the Electronic Solutions Strategic Business Unit from January 2017 to July 2019 and at Honeywell International Inc. as Vice President of Aerospace Marketing, Product Management and Strategy since December 2010, Vice President of Avionics Systems Marketing and Product Management since December 2009, Vice President of Global Business Aviation Sales and EMEAI Customer Support since January 2007 and in various other roles since 1990.

Harry A. Kemp
Mr. Kemp is the Company's Senior Vice President, General Counsel and Corporate Secretary, a position he has held since August 2019. Mr. Kemp most recently served as the Company's Vice President and Corporate Counsel since January 2019. Previously, he served as the Company's Vice President and Divisional Counsel - Seating since September 2016 and Vice President and Divisional Counsel - E-Systems since joining the Company in December 2009. Prior to joining the Company, Mr. Kemp was a partner at Bodman PLC since 2003 and served as an engagement manager at McKinsey and Company, a global management consulting firm, since 2000.

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
Dividends
We currently expect to pay quarterly cash dividends in the future, although such payments are at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors that our Board of Directors may consider at its discretion. See Part II — Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements," and Note 11, "Capital Stock, Accumulated Other Comprehensive Loss and Equity," to the consolidated financial statements included in this Report.
Holders of Common Stock
The Transfer Agent and Registrar for our common stock is Computershare Trust Company, N.A., located in Canton, Massachusetts. On January 31, 2020, there were 152 registered holders of record of our common stock.
For certain information regarding our equity compensation plans, see Part III — Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information."
Common Stock Share Repurchase Program
Since the first quarter of 2011, our Board of Directors has authorized $5.8 billion in share repurchases under our common stock share repurchase program. As of December 31, 2019, we have a remaining repurchase authorization of $1.2 billion, which will expire on December 31, 2021.
We may implement our share repurchases through a variety of methods, including, but not limited to, open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which we will repurchase our outstanding common stock and the timing of such repurchases will depend upon our financial condition, prevailing market conditions, alternative uses of capital and other factors. See Part II — Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements," and Note 11, "Capital Stock, Accumulated Other Comprehensive Loss and Equity," to the consolidated financial statements included in this Report.
As of December 31, 2019, we have paid $4.6 billion in aggregate for repurchases of our outstanding common stock, at an average price of $89.83 per share, excluding commissions and related fees, since the first quarter of 2011. A summary of the shares of our common stock repurchased during the fiscal quarter ended December 31, 2019, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
September 29, 2019 through October 26, 2019	205,600	$116.09	205,600	$1,203.8
October 27, 2019 through November 23, 2019	9,600	124.83	9,600	1,202.6
November 24, 2019 through December 31, 2019	—	—	—	1,202.6
Total	215,200	$116.48	215,200	$1,202.6

Performance Graph
The following graph compares the cumulative total stockholder return from December 31, 2014 through December 31, 2019, for our common stock, the S&P 500 Index and a peer group(1) of companies that we have selected for purposes of this comparison. We have assumed that dividends have been reinvested, and the returns of each company in the S&P 500 Index and the peer group have been weighted to reflect relative stock market capitalization. The graph below assumes that $100 was invested on December 31, 2014, in each of our common stock, the stocks comprising the S&P 500 Index and the stocks comprising the peer group.

	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019
Lear Corporation	$100.00	$126.35	$137.57	$186.01	$131.53	$150.42
S&P 500	$100.00	$101.37	$113.49	$138.26	$132.19	$173.80
Peer Group (1)	$100.00	$91.79	$92.07	$124.50	$84.25	$113.11

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

ITEM 6 – SELECTED FINANCIAL DATA
The following statement of operations, statement of cash flows and balance sheet data were derived from our consolidated financial statements. Our consolidated financial statements for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, have been audited by Ernst & Young LLP. The selected financial data below should be read in conjunction with Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and the notes thereto included in this Report.

For the year ended December 31,	2019 (1)	2018 (2)	2017 (3)	2016 (4)	2015 (5)
Income Statement: (in millions) (6)
Net sales	$19,810.3	$21,148.5	$20,467.0	$18,557.6	$18,211.4
Gross profit	1,737.5	2,318.3	2,291.1	2,122.6	1,819.8
Selling, general and administrative expenses	605.0	612.8	635.2	608.2	580.5
Amortization of intangible assets	62.3	51.4	47.6	53.0	52.5
Interest expense	92.0	84.1	85.7	82.5	86.7
Other (income) expense, net (7)	24.6	31.6	(4.1)	40.6	68.6
Consolidated income before provision for income taxes and equity in net income of affiliates	953.6	1,538.4	1,526.7	1,338.3	1,031.5
Provision for income taxes	146.1	311.9	197.5	370.2	285.5
Equity in net income of affiliates	(23.2)	(20.2)	(51.7)	(72.4)	(49.8)
Consolidated net income	830.7	1,246.7	1,380.9	1,040.5	795.8
Net income attributable to noncontrolling interests	77.1	96.9	67.5	65.4	50.3
Net income attributable to Lear	$753.6	$1,149.8	$1,313.4	$975.1	$745.5

For the year ended December 31,	2019 (1)	2018 (2)	2017 (3)	2016 (4)	2015 (5)
Income Statement Data:
Basic net income per share available to Lear common stockholders	$12.80	$17.35	$18.79	$13.48	$9.71
Diluted net income per share available to Lear common stockholders	$12.75	$17.22	$18.59	$13.33	$9.59
Weighted average shares outstanding – basic	61,697,192	65,672,164	68,542,363	72,345,436	76,754,270
Weighted average shares outstanding – diluted	61,923,528	66,161,816	69,277,981	73,124,949	77,767,017
Dividends per share	$3.00	$2.80	$2.00	$1.20	$1.00
Statement of Cash Flows Data: (in millions) (8)
Cash flows from operating activities	$1,284.3	$1,779.8	$1,783.1	$1,619.3	$1,271.1
Cash flows from investing activities	(922.4)	(693.5)	(868.6)	(637.1)	(1,315.3)
Cash flows from financing activities	(361.9)	(1,030.5)	(742.0)	(872.9)	(406.3)
Capital expenditures	603.9	677.0	594.5	528.3	485.8

As of or for the year ended December 31,	2019	2018	2017	2016	2015
Balance Sheet Data: (in millions)
Current assets	$6,406.7	$6,280.5	$6,613.0	$5,649.3	$5,286.6
Total assets	12,680.7	11,600.7	11,945.9	9,900.6	9,405.8
Current liabilities	4,666.2	4,500.6	4,854.3	4,182.3	3,839.6
Long-term debt	2,293.7	1,941.0	1,951.5	1,898.0	1,931.7
Equity	4,501.1	4,360.6	4,292.6	3,192.9	3,017.7
Other Data (unaudited):
Employees at year end	164,100	169,000	165,000	148,400	136,200
North American content per vehicle (9)	$452	$452	$456	$422	$443
North American vehicle production (in millions) (10)	16.3	17.0	17.1	17.8	17.5
European content per vehicle (11)	$359	$385	$354	$316	$314
European vehicle production (in millions) (12)	21.7	22.6	23.0	22.3	21.5

(1)
2019 results include $189.7 million of restructuring and related manufacturing inefficiency charges (including $9.5 million of asset impairment charges), $1.6 million of transaction costs, $1.1 million loss related to litigation, $1.6 million related to a favorable indirect tax ruling in a foreign jurisdiction, $10.6 million loss on the extinguishment of debt, $5.0 million impairment of an investment, $4.0 million gain related to the deconsolidation of an affiliate, $1.6 million gain related to an affiliate and $122 million of net tax benefits related to an increase in research and development tax credits for the years 2013 through 2018, changes in the tax status of certain affiliates, the U.S. tax impact of the foreign tax credit regulations issued in the fourth quarter of 2019, net reductions in tax reserves, share-based compensation, various tax-related items, including the release of valuation allowances, tax rate changes and audit adjustments, restructuring charges and various other special items partially offset by the establishment of valuation allowances on the deferred tax assets of foreign subsidiaries.

(2)
2018 results include $104.3 million of restructuring and related manufacturing inefficiency charges (including $4.7 million of fixed asset impairment charges), $0.5 million of transaction costs, $5.4 million pension settlement charge, $17.1 million gain related to litigation, $15.8 million related to a favorable indirect tax ruling in a foreign jurisdiction, $10.0 million gain related to obtaining control of an affiliate, $8.9 million loss related to affiliates and $49.1 million of net tax benefits related to the reversal of valuation allowances on the deferred tax assets of certain foreign subsidiaries, share-based compensation, a tax rate change in a foreign subsidiary, an adjustment to the 2017 provisional income tax expense, restructuring charges and various other items partially offset by an increase in foreign withholding tax on certain undistributed foreign earnings and the establishment of valuation allowances on the deferred tax assets of certain foreign subsidiaries and various other items.

(3)
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

(4)
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

(5)
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

(8)
The statement of cash flows data for 2015 has been restated to reflect changes in restricted cash with changes in cash and cash equivalents in conjunction with the 2018 adoption of ASU 2016-18, "Restricted Cash." As a result, cash flows from investing activities decreased by $350.0 million, and cash flows from financing activities decreased by $250.0 million.

(9)
"North American content per vehicle" is our net sales in North America divided by total North American vehicle production. Content per vehicle data excludes business conducted through non-consolidated joint ventures. Content per vehicle data for 2018 has been updated to reflect actual production levels.

(10)
"North American vehicle production" includes car and light truck production in the United States, Canada and Mexico based on IHS Automotive. Production data for 2018 has been updated to reflect actual production levels.

(11)
"European content per vehicle" is our net sales in Europe and Africa divided by total European and African vehicle production. Content per vehicle data excludes business conducted through non-consolidated joint ventures. Content per vehicle data for 2018 has been updated to reflect actual production levels.

(12)
"European vehicle production" includes car and light truck production in Austria, Belarus, Belgium, Bosnia, Bulgaria, Czech Republic, Finland, France, Germany, Hungary, Italy, Morocco, Netherlands, Norway, Poland, Portugal, Romania, Russia, Serbia, Slovakia, Slovenia, South Africa, Spain, Sweden, Turkey, Ukraine and the United Kingdom based on IHS Automotive. Production data for 2018 has been updated to reflect actual production levels.

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
Our E-Systems business consists of the design, development, engineering and manufacture of complete electrical distribution systems, as well as sophisticated electronic control modules, electrification products, connectivity products and software solutions for the cloud, vehicles and mobile devices. Electrical distribution systems route networks and electrical signals and manage electrical power within the vehicle for all types of powertrains - from traditional internal combustion engine ("ICE") architectures to the full range of hybrid, plug-in hybrid and battery electric architectures. Key components in our electrical distribution portfolio include wire harnesses, terminals and connectors and junction boxes for both ICE and electrification architectures that require management of higher voltage and power. Electronic control modules facilitate signal, data and power management within the vehicle and include the associated software required to facilitate these functions. Key components in our electronic control module portfolio include body control modules, wireless receiver and transmitter technology and lighting and audio control modules, as well as products specific to electrification and connectivity trends. Electrification products include charging systems (onboard charging modules and cord set charging equipment), battery electronics (battery disconnect units, cell monitoring supervisory systems and integrated total battery control modules) and other power management modules, including converter and inverter systems which may be integrated into other modules or sold separately. Connectivity products include gateway modules and communication modules to manage both wired and wireless networks and data in vehicles. In addition to fully functional electronic modules, we offer software that includes cybersecurity, advanced vehicle positioning for automated and autonomous driving applications, roadside modules that communicate real-time traffic information and full capabilities in both dedicated short-range communication and cellular protocols for vehicle connectivity. Our software solutions also include Xevo Journeyware, a thin-client platform for the cloud, vehicles and mobile devices that enables consumer e-commerce, multi-media applications and enterprise services to improve performance and safety, deliver an artificial intelligence-enhanced driving experience and provide new monetization opportunities for us and the automotive manufacturers, and Xevo Market, an in-vehicle commerce and service platform that connects customers with their favorite brands and services by delivering highly-contextual sales offers through vehicle touch screens and vehicle-branded mobile applications.
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

Industry Overview
Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle. Global automotive industry production volumes in 2019, as compared to 2018, are shown below (in millions of units):

	2019 (1)	2018 (1) (2)	% Change
North America	16.3	17.0	(4%)
Europe and Africa	21.7	22.6	(4%)
Asia	44.6	47.7	(7%)
South America	3.1	3.2	(4%)
Other	1.4	2.0	(27%)
Global light vehicle production	87.1	92.5	(6%)

(1)	Production data based on IHS Automotive.

(2)	Production data for 2018 has been updated to reflect actual production levels.
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
Our percentage of consolidated net sales by region in 2019 and 2018 is shown below:

	2019	2018
North America	37%	36%
Europe and Africa	39%	41%
Asia	20%	19%
South America	4%	4%
Total	100%	100%
Our ability to reduce the risks inherent in certain concentrations of business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall.
Key trends that specifically affect our business include automotive manufacturers’ utilization of global vehicle platforms, increasing demand for luxury and performance features, including increasing levels of electrical and electronic content, and China’s emergence as the single largest automotive market in the world, as well as the shift toward crossover and sport utility vehicles, where our content can be significantly higher than our average content per vehicle. In addition, we believe that demand for efficiency, enhanced communications and safety are driving the technology trends of autonomy, connectivity and electrification. These trends, along with the trend toward shared mobility, are likely to be at the forefront of our industry for the foreseeable future with each converging long-term toward fully autonomous, connected, electric or hybrid electric vehicles.
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
Our material cost as a percentage of net sales was 65.0% in 2019, as compared to 64.4% in 2018 and 64.5% in 2017. Raw material, energy and commodity costs can be volatile, reflecting changes in supply and demand and global trade and tariff policies. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity environment. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See Part I — Item 1A, "Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance," and "— Forward-Looking Statements."
Financial Measures
In evaluating our financial condition and operating performance, we focus primarily on earnings, operating margins, cash flows and return on invested capital. In addition to maintaining and expanding our business with our existing customers in our more established markets, our expansion plans are focused primarily on emerging markets. Asia, and China in particular, continues to present long-term growth opportunities, as we focus on expanding our market share and content per vehicle, as demand for luxury and performance features increases in this region. In addition to our wholly owned locations, we currently have twelve operating joint ventures with operations in Asia, as well as two additional joint ventures in North America dedicated to serving Asian automotive manufacturers. We also have aggressively pursued this strategy by selectively increasing our vertical integration capabilities globally, as well as expanding our component manufacturing capacity in Asia, Brazil, Eastern Europe, Mexico and Northern Africa. Furthermore, we have expanded our low-cost engineering capabilities in Asia, Eastern Europe and Northern Africa.
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
Acquisitions
Xevo
In April 2019, we completed the acquisition of Xevo Inc. ("Xevo"), a Seattle-based, global leader in connected car software, by acquiring all of Xevo's outstanding shares for $322 million, net of cash acquired. Xevo is a supplier of software solutions for the cloud, vehicles and mobile devices that are deployed in millions of vehicles worldwide.
For further information, see Note 3, "Acquisitions," to the consolidated financial statements included in this Annual Report on Form 10-K (this "Report").
EXO
In January 2018, we completed the acquisition of Israel-based EXO Technologies ("EXO"), a leading developer of differentiated GPS technology providing high-accuracy positioning solutions for autonomous and connected vehicle applications. EXO has operations in San Mateo, California and Tel Aviv, Israel and has developed core technology that addresses the need for high-accuracy positioning of a vehicle. Its proprietary technology works with existing GPS receivers to provide centimeter-level accuracy anywhere on the globe without the need for terrestrial base-station networks. The integration of this technology with our vehicle and connectivity expertise enables an industry-leading vehicle positioning solution.

Operational Restructuring
In 2019, we incurred pretax restructuring costs of $184 million and related manufacturing inefficiency charges of $6 million, as compared to pretax restructuring costs of $88 million and related manufacturing inefficiency charges of $16 million in 2018. Our restructuring actions include plant closures and workforce reductions and are initiated to maintain our competitive footprint or are in response to customer initiatives or changes in global and regional automotive markets. The increase in restructuring costs in 2019, as compared to 2018, is primarily attributable to elevated customer actions and a significant reduction in global vehicle production volumes. None of the individual restructuring actions initiated during 2019 were material. Our restructuring actions are designed to maintain or improve our future operating results throughout the automotive industry cycles. Restructuring actions are generally funded within twelve months of initiation and are funded by cash flows from operating activities and existing cash balances. There have been no changes in previously initiated restructuring actions that have resulted (or will result) in a material change to our restructuring costs. We expect to incur approximately $55 million of additional restructuring costs related to activities initiated as of December 31, 2019, all of which are expected to be incurred by the end of 2020. We plan to implement additional restructuring actions in the future, if necessary, in order to align our manufacturing capacity and other costs with prevailing regional automotive production levels and locations. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
For further information, see Note 4, "Restructuring," and Note 14, "Segment Reporting," to the consolidated financial statements included in this Report.
Financing Transactions
Senior Notes
In May 2019, we issued $375 million in aggregate principal amount at maturity of senior unsecured notes due in 2029 (the "2029 Notes") and $325 million in aggregate principal amount at maturity of senior unsecured notes due in 2049 (the "2049 Notes"). The 2029 Notes have a stated coupon rate of 4.25% and were priced at 99.691% of par, resulting in a yield to maturity of 4.288%. The 2049 Notes have a stated coupon rate of 5.25% and were priced at 98.32% of par, resulting in a yield to maturity of 5.363%.
The net proceeds from the offering were $693 million after original issue discount. The proceeds were used to redeem the $325 million in aggregate principal amount of senior unsecured notes due in 2024 (the "2024 Notes") at a redemption price equal to 102.688% of the principal amount of such 2024 Notes, plus accrued interest, as well as to finance the acquisition of Xevo and for general corporate purposes. In connection with these transactions, we recognized a loss of $11 million on the extinguishment of debt and paid related issuance costs of $7 million.
For further information, see "— Liquidity and Capital Resources — Capitalization — Senior Notes" below and Note 6 "Debt," to the consolidated financial statements included in this Report.
Credit Agreement
Our credit agreement (the "Credit Agreement"), dated August 8, 2017, consists of a $1.75 billion revolving credit facility (the "Revolving Credit Facility") and a $250 million term loan facility (the "Term Loan Facility"). The maturity date of the Revolving Credit Facility is August 8, 2023, and the maturity date of the Term Loan Facility is August 8, 2022.
For further information, see "— Liquidity and Capital Resources — Capitalization — Credit Agreement" below and Note 6, "Debt," to the consolidated financial statements included in this Report.
Share Repurchase Program and Quarterly Cash Dividends
Since the first quarter of 2011, our Board of Directors has authorized $5.8 billion in share repurchases under our common stock share repurchase program. In 2019, we repurchased $380 million of shares and have a remaining repurchase authorization of $1.2 billion, which will expire on December 31, 2021.
In 2019, our Board of Directors declared a quarterly cash dividend of $0.75 per share of common stock, reflecting a 7% increase over the quarterly cash dividend declared in 2018.
For further information related to our common stock share repurchase program and our quarterly dividends, see Item 5, "Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," "— Liquidity and Financial Condition — Capitalization" and Note 11, "Capital Stock, Accumulated Other Comprehensive Loss and Equity," to the consolidated financial statements included in this Report.

Other Matters
In 2019, we recognized tax benefits of $29 million related to an increase in our research and development tax credits for the years 2013 through 2018, $18 million related to changes in the tax status of certain affiliates, $14 million related to the U.S. tax impact of the foreign tax credit regulations issued in the fourth quarter of 2019, $5 million related to net reductions in tax reserves, $3 million related to share-based compensation, $12 million related to various tax-related items, including the release of valuation allowances, tax rate changes and audit adjustments, and $52 million related to restructuring charges and various other items, offset by tax expense of $11 million related to the establishment of valuation allowances on the deferred tax assets of foreign subsidiaries.
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
In 2018, we recognized a $5 million settlement charge in connection with our annuity purchase for certain terminated vested plan participants of our U.S. defined benefit pension plans.
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
As discussed above, our results for the years ended December 31, 2019, 2018 and 2017, reflect the following items (in millions):

For the year ended December 31,	2019	2018	2017
Costs related to restructuring actions, including manufacturing inefficiencies of $6 million in 2019, $16 million in 2018 and $2 million in 2017	$190	$104	$75
Acquisition and other related costs	2	1	4
Acquisition-related inventory fair value adjustment	—	—	5
Pension settlement charge	—	5	—
Litigation	1	(17)	15
Favorable indirect tax ruling in a foreign jurisdiction	(2)	(16)	—
Loss on extinguishment of debt	11	—	21
Gain related to affiliate, net	(1)	(1)	(54)
Tax benefits, net	(122)	(49)	(215)
For further information regarding these items, see Note 3, "Acquisitions," Note 4, "Restructuring," Note 5, "Investments in Affiliates and Other Related Party Transactions," Note 6, "Debt," Note 8, "Income Taxes," and Note 9, "Pension and Other Postretirement Benefit Plans," to the consolidated financial statements included in this Report. This section includes forward-looking statements that are subject to risks and uncertainties. For further information regarding these and other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see Part I — Item 1A, "Risk Factors," and "— Forward-Looking Statements."

Results of Operations
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

For the year ended December 31,	2019		2018		2017
Net sales
Seating	$15,097.2	76.2%	$16,021.9	75.8%	$15,873.0	77.6%
E-Systems	4,713.1	23.8	5,126.6	24.2	4,594.0	22.4
Net sales	19,810.3	100.0	21,148.5	100.0	20,467.0	100.0
Cost of sales	18,072.8	91.2	18,830.2	89.0	18,175.9	88.8
Gross profit	1,737.5	8.8	2,318.3	11.0	2,291.1	11.2
Selling, general and administrative expenses	605.0	3.1	612.8	2.9	635.2	3.1
Amortization of intangible assets	62.3	0.3	51.4	0.2	47.6	0.2
Interest expense	92.0	0.5	84.1	0.4	85.7	0.4
Other (income) expense, net	24.6	0.1	31.6	0.2	(4.1)	—
Provision for income taxes	146.1	0.7	311.9	1.5	197.5	1.0
Equity in net income of affiliates	(23.2)	(0.1)	(20.2)	(0.1)	(51.7)	(0.2)
Net income attributable to noncontrolling interests	77.1	0.4	96.9	0.5	67.5	0.3
Net income attributable to Lear	$753.6	3.8%	$1,149.8	5.4%	$1,313.4	6.4%
Year Ended December 31, 2019, Compared With Year Ended December 31, 2018
Net sales for the year ended December 31, 2019 were $19.8 billion, as compared to $21.1 billion for the year ended December 31, 2018, a decrease of $1.3 billion or 6%. Lower production volumes on Lear platforms in most regions, including the impact of a prolonged labor strike at our largest customer, and net foreign exchange rate fluctuations negatively impacted net sales by $1.7 billion and $0.7 billion, respectively. These decreases were partially offset by the impact of new business in all regions, which increased net sales by $1.1 billion.

(in millions)	Cost of Sales
2018	$18,830.2
Material cost	(735.7)
Labor and other	(36.8)
Depreciation	15.1
2019	$18,072.8
Cost of sales in 2019 was $18.1 billion, as compared to $18.8 billion in 2018. Lower production volumes on Lear platforms in most regions, including the impact of a prolonged labor strike at our largest customer, and net foreign exchange rate fluctuations reduced cost of sales by $1.9 billion. These decreases were partially offset by the impact of new business in all regions and higher restructuring costs.
Gross profit and gross margin were $1.7 billion and 8.8% of net sales in 2019, as compared to $2.3 billion and 11.0% of net sales in 2018. Lower production volumes on Lear platforms, including the impact of a prolonged labor strike at our largest customer, and net foreign exchange rate fluctuations, partially offset by the impact of new business, negatively impacted gross profit by $377 million. The impact of selling price reductions and, to a lesser extent, higher restructuring costs was partially offset by favorable operating performance, including the benefit of operational restructuring actions. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $605 million for the year ended December 31, 2019, as compared to $613 million for the year ended December 31, 2018. In 2019, selling, general and administrative expenses benefited from lower compensation-related costs and the impact of net foreign exchange fluctuations, largely offset by the operating expenses of our Xevo acquisition. As a percentage of net sales, selling, general and administrative expenses were 3.1% in 2019, as compared to 2.9% in 2018.
Amortization of intangible assets was $62 million in 2019, as compared to $51 million in 2018, reflecting the acquisition of Xevo.

Interest expense was $92 million in 2019, as compared to $84 million in 2018, reflecting our 2019 financing transactions related to the acquisition of Xevo.
Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, losses on the extinguishment of debt, gains and losses on the disposal of fixed assets, gains and losses on the consolidation and deconsolidation of affiliates, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was $25 million in 2019, as compared to $32 million in 2018. In 2019, we recognized losses of $11 million related to the extinguishment of debt and $5 million related to the impairment of an investment and a gain of $4 million related to the deconsolidation of an affiliate. In 2018, we recognized a gain of $10 million related to obtaining control of an affiliate and a settlement charge of $5 million related to our annuity purchase for certain terminated vested plan participants of our U.S. defined benefit pension plans.
In 2019, the provision for income taxes was $146 million, representing an effective tax rate of 15.3% on pretax income before equity in net income of affiliates of $1.0 billion. In 2018, the provision for income taxes was $312 million, representing an effective tax rate of 20.3% on pretax income before equity in net income of affiliates of $1.5 billion.
In 2019 and 2018, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In 2019, we recognized tax benefits of $29 million related to an increase in our research and development tax credits for the years 2013 through 2018, $18 million related to changes in the tax status of certain affiliates, $14 million related to the U.S. tax impact of the foreign tax credit regulations issued in the fourth quarter of 2019, $5 million related to net reductions in tax reserves, $3 million related to share-based compensation, $12 million related to various tax-related items, including the release of valuation allowances, tax rate changes and audit adjustments, and $52 million related to restructuring charges and various other items, offset by tax expense of $11 million related to the establishment of valuation allowances on the deferred tax assets of foreign subsidiaries. In addition, we recognized a gain of $4 million related to the deconsolidation of an affiliate, for which no tax expense was provided. In 2018, we recognized tax benefits of $39 million related to the reversal of valuation allowances on the deferred tax assets of certain foreign subsidiaries, $11 million related to share-based compensation, $7 million related to a tax rate change in a foreign subsidiary, $5 million related to an adjustment to the 2017 provisional income tax expense and $21 million related to restructuring charges and various other items, offset by tax expense of $22 million related to an increase in foreign withholding tax on certain undistributed foreign earnings and $12 million to establish valuation allowances on the deferred tax assets of certain foreign subsidiaries and various other items. In addition, we recognized a gain of $10 million related to obtaining control of an affiliate, for which no tax expense was provided. Excluding these items, the effective tax rate for 2019 and 2018 approximated the U.S. federal statutory income tax rate of 21% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
For information related to our valuation allowances, see "Other Matters — Significant Accounting Policies and Critical Accounting Estimates — Income Taxes."
Equity in net income of affiliates was $23 million for the year ended December 31, 2019, as compared to $20 million for the year ended December 31, 2018.
Net income attributable to Lear was $754 million, or $12.75 per diluted share, in 2019, as compared to $1,150 million, or $17.22 per diluted share, in 2018. Net income and diluted net income per share decreased for the reasons described above. In addition, diluted net income per share was impacted by the decrease in average shares outstanding between periods.
Reportable Operating Segments
We have two reportable operating segments: Seating and E-Systems. For a description of our reportable operating segments, see "Executive Overview" above.
The financial information presented below is for our two reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment. Corporate and regional headquarters costs include various support functions, such as information technology, advance research and development, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s pretax income before equity in net income of affiliates, interest expense and other expense, net ("segment earnings") and segment earnings divided by net sales ("margin") are not measures of performance under accounting principles generally accepted in the United States ("GAAP"). Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income attributable to Lear, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies.

For a reconciliation of consolidated segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates, see Note 14, "Segment Reporting," to the consolidated financial statements included in this Report.
Seating –
A summary of financial measures for our Seating segment is shown below (dollar amounts in millions):

For the year ended December 31,	2019	2018
Net sales	$15,097.2	$16,021.9
Segment earnings (1)	961.2	1,263.6
Margin	6.4%	7.9%

(1)	See definition above.
Seating net sales were $15.1 billion for the year ended December 31, 2019, as compared to $16.0 billion for the year ended December 31, 2018, a decrease of $925 million or (6%). Lower production volumes on Lear platforms, including the impact of a prolonged labor strike at our largest customer, and net foreign exchange rate fluctuations negatively impacted net sales by $1.3 billion and $0.5 billion, respectively. These decreases were partially offset by the impact of new business, which increased net sales by $0.9 billion.
Segment earnings, including restructuring costs, and the related margin on net sales were $1.0 billion and 6.4% in 2019, as compared to $1.3 billion and 7.9% in 2018. Lower production volumes on Lear platforms, including the impact of a prolonged labor strike at our largest customer, and net foreign exchange rate fluctuations, partially offset by the impact of new business, negatively impacted segment earnings by $251 million. Favorable operating performance, including the benefit of operational restructuring actions, of $210 million was partially offset by the impact of selling price reductions. Segment earnings were also negatively impacted by higher restructuring costs.
E-Systems –
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

For the year ended December 31,	2019	2018
Net sales	$4,713.1	$5,126.6
Segment earnings (1)	366.3	628.5
Margin	7.8%	12.3%

(1)	See definition above.
E-Systems net sales were $4.7 billion for the year ended December 31, 2019, as compared to $5.1 billion for the year ended December 31, 2018, a decrease of $414 million or 8%. Lower production volumes on Lear platforms and net foreign exchange rate fluctuations negatively impacted net sales by $386 million and $200 million, respectively. These decreases were partially offset by the impact of new business, which increased net sales by $180 million.
Segment earnings, including restructuring costs, and the related margin on net sales were $366 million and 7.8% in 2019, as compared to $629 million and 12.3% in 2018. Lower production volumes on Lear platforms and net foreign exchange rate fluctuations, partially offset by the impact of new business, negatively impacted segment earnings by $119 million. The impact of selling price reductions and, to a lesser extent, higher restructuring costs, were partially offset by improved operating performance.
Other –
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

For the year ended December 31,	2019	2018
Net sales	$—	$—
Segment earnings (1)	(257.3)	(238.0)
Margin	N/A	N/A

(1)	See definition above.

Segment earnings related to our other category were $(257) million in 2019, as compared to $(238) million in 2018, reflecting lower compensation-related costs in 2019 and a favorable litigation settlement in 2018.
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
Other (income) expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, losses on the extinguishment of debt, gains and losses on the disposal of fixed assets, gains and losses on the consolidation and deconsolidation of affiliates, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was expense of $32 million in 2018, as compared to income of $4 million in 2017. In 2018, we recognized a gain of $10 million related to obtaining control of an affiliate and a settlement charge of $5 million related to our annuity purchase for certain terminated vested plan participants of our U.S. defined benefit pension plans. In 2017, we recognized a gain of $54 million related to obtaining control of an affiliate and a loss of $21 million related to the extinguishment of debt.
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
Reportable Operating Segments
We have two reportable operating segments: Seating and E-Systems. For a description of our reportable operating segments, see "Executive Overview" and "Year Ended December 31, 2019, Compared With Year Ended December 31, 2018 — Reportable Operating Segments" above.
Seating —
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
E-Systems —
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
As of December 31, 2019 and 2018, cash and cash equivalents of $895 million and $1,094 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans and the payment of dividends, without creating additional income tax expense. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information regarding potential dividends from our non-U.S. subsidiaries, see "— Adequacy of Liquidity Sources," below and Note 8, "Income Taxes," to the consolidated financial statements included in this Report.

Cash Flows
Year Ended December 31, 2019, Compared with Year Ended December 31, 2018
A summary of net cash provided by operating activities is shown below (in millions):

For the year ended December 31,	2019	2018	Increase (Decrease) in Operating Cash Flow
Consolidated net income and depreciation and amortization	$1,341	$1,731	$(390)
Net change in working capital items:
Accounts receivable	(116)	231	(347)
Inventory	(69)	(33)	(36)
Other current assets	71	(68)	139
Accounts payable	(6)	(199)	193
Accrued liabilities	94	(50)	144
Net change in working capital items	(26)	(119)	93
Other	(31)	168	(199)
Net cash provided by operating activities	$1,284	$1,780	$(496)
In 2019 and 2018, net cash provided by operating activities was $1.3 billion and $1.8 billion, respectively. The overall decrease in operating cash flows of $496 million was primarily attributable to lower net income. The increase in accounts receivable in 2019 was largely due to lower sales at the end of 2018, as compared to the end of 2019. The decrease in accounts receivable in 2018 was largely due to lower sales at the end of 2018, as compared to the end of 2017. The timing of certain customer payments at the end of 2018 impacted both periods. The resulting decrease in operating cash flows between periods of $347 million was more than offset by improved operating cash flows related to other current assets, accounts payable and accrued liabilities.
Net cash used in investing activities was $922 million in 2019, as compared to $694 million in 2018. In 2019, we paid $322 million for the acquisition of Xevo. In 2019, capital spending was $604 million, as compared to $677 million in 2018. Capital spending in 2020 is estimated at $600 million.
Net cash used in financing activities was $362 million in 2019, as compared to $1,031 million in 2018. In 2019, we received net proceeds of $693 million related to the issuance of the 2029 and 2049 Notes and paid $7 million of related issuance costs and $334 million related to the redemption of the outstanding 2024 Notes. Also in 2019, we paid $385 million for repurchases of our common stock, $186 million of dividends to Lear stockholders and $79 million of dividends to noncontrolling interest holders. In 2018, we paid $705 million for repurchases of our common stock, $186 million of dividends to Lear stockholders and $79 million of dividends to noncontrolling interest holders.
For further information regarding our 2019 and 2018 financing transactions, see "— Capitalization" below and Note 6, "Debt," and Note 11, "Capital Stock, Accumulated Other Comprehensive Loss and Equity," to the consolidated financial statements included in this Report.

Year Ended December 31, 2018, Compared with Year Ended December 31, 2017
A summary of net cash provided by operating activities is shown below (in millions):

For the year ended December 31,	2018	2017	Increase (Decrease) in Operating Cash Flow
Consolidated net income and depreciation and amortization	$1,731	$1,809	$(78)
Net change in working capital items:
Accounts receivable	231	(115)	346
Inventory	(33)	(76)	43
Other current assets	(68)	30	(98)
Accounts payable	(199)	195	(394)
Accrued liabilities	(50)	38	(88)
Net change in working capital items	(119)	72	(191)
Other	168	(98)	266
Net cash provided by operating activities	$1,780	$1,783	$(3)
In 2018, decreases in accounts receivable and accounts payable primarily reflect lower production volumes at the end of 2018, as compared to 2017, and changes in other current assets and accrued liabilities primarily reflect the timing of tax payments and tax receipts. In 2018, other in the table above includes decreases in our net deferred tax assets and our recoverable customer engineering, development and tooling of $87 million and $54 million, respectively.
Net cash used in investing activities was $694 million in 2018, as compared to $869 million in 2017. In 2017, we paid $292 million for the acquisition of Antolin Seating. In 2018, capital spending totaled $677 million, as compared to $595 million in 2017.
Net cash used in financing activities was $1,031 million in 2018, as compared to $742 million in 2017. In 2018, we paid $705 million for repurchases of our common stock, $186 million of dividends to Lear stockholders and $79 million of dividends to noncontrolling interest holders. In 2017, we received net proceeds of $745 million related to the issuance of our senior notes due 2027 (the "2027 Notes"), paid $517 million related to the redemption of the outstanding 2023 Notes and repaid a net of $203 million in connection with the refinancing of our credit agreement. Also in 2017, we paid $451 million for repurchases of our common stock, $138 million of dividends to Lear stockholders and $82 million of dividends to noncontrolling interest holders.
For further information regarding our 2018 and 2017 financing transactions, see "— Capitalization" below and Note 6, "Debt," and Note 11, "Capital Stock, Accumulated Other Comprehensive Loss and Equity," to the consolidated financial statements included in this Report.
Capitalization
From time to time, we utilize uncommitted lines of credit to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries, in addition to cash provided by operating activities. As of December 31, 2019 and 2018, we had short-term debt balances outstanding of $19 million and $10 million, respectively. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors.

Senior Notes
As of December 31, 2019, our senior notes (collectively, the "Notes") consist of the amounts shown below (in millions, except stated coupon rates):

Note	Aggregate Principal Amount at Maturity	Stated Coupon Rate
Senior unsecured notes due 2025 (the "2025 Notes")	$650	5.25%
2027 Notes	750	3.8%
2029 Notes	375	4.25%
2049 Notes	325	5.25%
	$2,100
The issue, maturity and interest payment dates of the Notes are shown below:

Note	Issuance Date	Maturity Date	Interest Payment Dates
2025 Notes	November 2014	January 15, 2025	January 15 and July 15
2027 Notes	August 2017	September 15, 2027	March 15 and September 15
2029 Notes	May 2019	May 15, 2029	May 15 and November 15
2049 Notes	May 2019	May 15, 2049	May 15 and November 15
In 2019, we issued $375 million in aggregate principal amount at maturity of 2029 Notes and $325 million in aggregate principal amount at maturity of 2049 Notes. The 2029 Notes have a stated coupon rate of 4.25% and were priced at 99.691% of par, resulting in a yield to maturity of 4.288%. The 2049 Notes have a stated coupon rate of 5.25% and were priced at 98.32% of par, resulting in a yield to maturity of 5.363%.
The net proceeds from the offering were $693 million after original issue discount. The proceeds were used to redeem the $325 million in aggregate principal amount of the 2024 Notes at a redemption price equal to 102.688% of the principal amount of such 2024 Notes, plus accrued interest, as well as to finance the acquisition of Xevo and for general corporate purposes.
In connection with these transactions, we recognized a loss of $11 million on the extinguishment of debt and paid related issuance costs of $7 million.
The indentures governing the Notes contain certain restrictive covenants and customary events of default. As of December 31, 2019, we were in compliance with all covenants under the indentures governing the Notes.
For further information related to the Notes, including information on early redemption, covenants and events of default, see Note 6, "Debt," to the consolidated financial statements included in this Report and the indentures governing the Notes which have been incorporated by reference as exhibits to this Report.
Credit Agreement
Our Credit Agreement, dated August 8, 2017, consists of a $1.75 billion Revolving Credit Facility and a $250 million Term Loan Facility. The maturity date of the Revolving Credit Facility is August 8, 2023, and the maturity date of the Term Loan Facility is August 8, 2022. As of December 31, 2019 and 2018, there were no borrowings outstanding under the Revolving Credit Facility and $234 million and $242 million, respectively, outstanding under the Term Loan Facility.
As of December 31, 2019, we were in compliance with all covenants under the Credit Agreement.
For further information related to the Credit Agreement, including information on pricing, covenants and events of default, see Note 6, "Debt," to the consolidated financial statements included in this Report and the amended and restated credit agreement, which has been incorporated by reference as an exhibit to this Report.

Contractual Obligations
The scheduled maturities of the Notes, obligations under the Credit Agreement and scheduled interest payments on the Notes as of December 31, 2019, are shown below (in millions):

	2020	2021	2022	2023	2024	Thereafter	Total
Senior notes	$—	$—	$—	$—	$—	$2,100	$2,100
Credit agreement — term loan facility	14	14	206	—	—	—	234
Scheduled interest payments	96	96	96	96	96	590	1,070
Total	$110	$110	$302	$96	$96	$2,690	$3,404
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
We may be required to make significant cash outlays related to our unrecognized tax benefits, including interest and penalties. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, including interest and penalties, of $43 million as of December 31, 2019, have been excluded from the contractual obligations table above. For further information related to our unrecognized tax benefits, see Note 8, "Income Taxes," to the consolidated financial statements included in this Report.
We also have minimum funding requirements with respect to our pension obligation. We may elect to make contributions in excess of the minimum funding requirements in response to investment performance or changes in interest rates or when we believe that it is financially advantageous to do so and based on our other cash requirements. Our minimum funding requirements after 2020 will depend on several factors, including investment performance and interest rates. Our minimum funding requirements may also be affected by changes in applicable legal requirements. Our minimum required contributions to our domestic and foreign pension plans, including distributions to participants in certain of our non-qualified defined benefit plans, are expected to be approximately $15 million to $20 million in 2020. We also have payments due with respect to our postretirement benefit obligation. We do not fund our postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees. We expect payments related to our postretirement benefit obligation to be approximately $5 million in 2020.
For further information related to our pension and other postretirement benefit plans, see "— Other Matters — Pension and Other Postretirement Benefit Plans" and Note 9, "Pension and Other Postretirement Benefit Plans," to the consolidated financial statements included in this Report.
Common Stock Share Repurchase Program
See Item 5, "Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."
Dividends
Our Board of Directors declared quarterly cash dividends of $0.75 and $0.70 per share of common stock in 2019 and 2018, respectively.
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

Adequacy of Liquidity Sources
As of December 31, 2019, we had approximately $1.5 billion of cash and cash equivalents on hand and $1.75 billion in available borrowing capacity under our Revolving Credit Facility. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly dividends and repurchase shares of our common stock pursuant to our authorized common stock share repurchase program (see Item 5, "Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities"). Our future financial results and our ability to continue to meet our liquidity needs are subject to, and will be affected by, cash flows from operations, including the impact of restructuring activities, automotive industry conditions, the financial condition of our customers and suppliers and other related factors. Additionally, an economic downturn or reduction in production levels could negatively impact our financial condition. For further discussion of the risks and uncertainties affecting our cash flows from operations and our overall liquidity, see Part I — Item 1A, "Risk Factors," "— Executive Overview" above and "— Forward-Looking Statements" below.
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
A summary of the notional amount and estimated aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

December 31,	2019	2018
Notional amount (contract maturities < 24 months)	$2,163	$2,153
Fair value	50	14
Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Thai baht, the Chinese renminbi, the Brazilian real, the Japanese yen and the South African rand. A sensitivity analysis of our net transactional exposure is shown below (in millions):

		Potential Earnings Benefit (Adverse Earnings Impact)
December 31,	Hypothetical Strengthening % (1)	2019	2018
U.S. dollar	10%	$(16)	$(19)
Euro	10%	19	20

(1)	Relative to all other currencies to which it is exposed for a twelve-month period.
A sensitivity analysis related to the aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

		Estimated Change in Fair Value
December 31,	Hypothetical Change % (2)	2019	2018
U.S. dollar	10%	$50	$37
Euro	10%	69	72

(2)	Relative to all other currencies to which it is exposed.

There are certain shortcomings inherent in the sensitivity analyses above. The analyses assume that all currencies would uniformly strengthen or weaken relative to the U.S. dollar or Euro. In reality, some currencies may strengthen while others may weaken, causing the earnings impact to increase or decrease depending on the currency and the direction of the rate movement.
In addition to the transactional exposure described above, our operating results are impacted by the translation of our foreign operating income into U.S. dollars ("translational exposure"). In 2019, net sales outside of the United States accounted for 82% of our consolidated net sales, although certain non-U.S. sales are U.S. dollar denominated. We do not enter into foreign exchange contracts to mitigate our translational exposure.
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
We have commodity price risk with respect to purchases of certain raw materials, including steel, copper, diesel fuel, chemicals, resins and leather. Our main cost exposures relate to steel, copper and leather. The majority of the steel used in our products is comprised of fabricated components that are integrated into a seat system, such as seat frames, recliner mechanisms, seat tracks and other mechanical components. Therefore, our exposure to changes in steel prices is primarily indirect, through these purchased components. Approximately 91% of our copper purchases and a significant portion of our leather purchases are subject to price index agreements with our customers and suppliers.
For further information related to the financial instruments described above, see Note 15, "Financial Instruments," to the consolidated financial statements included in this Report.
Other Matters
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of December 31, 2019, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $14 million. In addition, as of December 31, 2019, we had recorded reserves for product liability and warranty claims and environmental matters of $32 million and $9 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Part I — Item 1A, "Risk Factors." For a more complete description of our outstanding material legal proceedings, see Note 13, "Commitments and Contingencies," to the consolidated financial statements included in this Report.
Significant Accounting Policies and Critical Accounting Estimates
Our significant accounting policies are more fully described in Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in this Report. Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. Accordingly, actual results in these areas may differ significantly from our estimates.
We consider an accounting estimate to be critical if it requires us to make assumptions about matters that were uncertain at the time the estimate was made and changes in the estimate would have had a significant impact on our consolidated financial position or results of operations.

Revenue Recognition and Sales Commitments
We enter into contracts with our customers to provide production parts generally at the beginning of a vehicle’s life cycle. Typically, these contracts do not provide for a specified quantity of products, but once entered into, we are often expected to fulfill our customers’ purchasing requirements for the production life of the vehicle. Many of these contracts may be terminated by our customers at any time. Historically, terminations of these contracts have been infrequent. We receive purchase orders from our customers, which provide the commercial terms for a particular production part, including price (but not quantities). Contracts may also provide for annual price reductions over the production life of the vehicle, and prices may be adjusted on an ongoing basis to reflect changes in product content/cost and other commercial factors.
Revenue is recognized at a point in time when control of the product is transferred to the customer under standard commercial terms, as we do not have an enforceable right to payment prior to such transfer. The amount of revenue recognized reflects the consideration that we expect to be entitled to in exchange for those products based on the annual purchase orders, annual price reductions and ongoing price adjustments. Our customers pay for products received in accordance with payment terms that are customary within the industry. Our contracts with our customers do not have significant financing components. We record a contract liability for advances received from our customers. Amounts billed to customers related to shipping and handling costs are included in net sales in the consolidated statements of income. Shipping and handling costs are accounted for as fulfillment costs and are included in cost of sales in the consolidated statements of income. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction that we collect from a customer are excluded from revenue.
Pension and Other Postretirement Benefit Plans
We provide certain pension and other postretirement benefits to our employees and retired employees, including pensions, postretirement health care benefits and other postretirement benefits.
Approximately 6% of our active workforce is covered by defined benefit pension plans, and less than 1% of our active workforce is covered by other postretirement benefit plans. Pension plans provide benefits based on plan-specific benefit formulas as defined by the applicable plan documents. Postretirement benefit plans generally provide for the continuation of medical benefits for all eligible employees. We also have contractual arrangements with certain employees which provide for supplemental retirement benefits. In general, our policy is to fund our pension benefit obligation based on legal requirements, tax and liquidity considerations and local practices. We do not fund our postretirement benefit obligation.
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

Key assumptions are shown below:

	Pension	Other Postretirement
Benefit obligations as of December 31, 2019	$1,005	$81
Discount rate -
Domestic plans	3.4%	3.2%
Foreign plans	2.6%	3.1%
Net periodic benefit cost for the year ended December 31, 2019	$6	$(10)
Discount rate -
Domestic plans	4.3%	4.2%
Foreign plans	3.4%	3.8%
Expected return on plan assets -
Domestic plans	6.3%	N/A
Foreign plans	5.9%	N/A
Net periodic benefit cost for the year ended December 31, 2020 (1)	$1	$1
Discount rate -
Domestic plans	3.4%	3.2%
Foreign plans	2.6%	3.1%
Expected return on plan assets -
Domestic plans	5.8%	N/A
Foreign plans	5.4%	N/A

(1)	Forecasted.
The sensitivity to a 100 basis point ("bp") decrease in the discount rate and expected return on plan assets is shown below (in millions):

	Increase in Benefit Obligation		Increase in 2019 Net Periodic Benefit Cost
	Pension	Other Postretirement	Pension	Other Postretirement
100 bp decrease in discount rate	$158	$9	$3	$1
100 bp decrease in expected return on plan assets	N/A	N/A	$8	N/A
For further information related to our pension and other postretirement benefit plans, see "— Liquidity and Financial Condition — Capitalization — Contractual Obligations" above and Note 9, "Pension and Other Postretirement Benefit Plans," to the consolidated financial statements included in this Report.
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
As of December 31, 2019, we had a valuation allowance related to tax loss and credit carryforwards and other deferred tax assets of $12 million in the United States and $333 million in several international jurisdictions. If operating results improve or decline on a continual basis in a particular jurisdiction, our decision regarding the need for a valuation allowance could change, resulting in either the initial recognition or reversal of a valuation allowance in that jurisdiction, which could have a significant impact on income tax expense in the period recognized and subsequent periods. In determining the provision for income taxes for financial statement purposes, we make certain estimates and judgments, which affect our evaluation of the carrying value of our deferred tax assets, as well as our calculation of certain tax liabilities.
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
For further information, see "— Forward-Looking Statements," and Note 8, "Income Taxes," to the consolidated financial statements included in this Report.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2019, there were no material changes in the methods or policies used to establish estimates and assumptions. Other matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of fixed and intangible assets, unsettled pricing discussions with customers and suppliers, restructuring accruals, deferred tax asset valuation allowances and income taxes, pension and other postretirement benefit plan assumptions, accruals related to litigation, warranty and environmental remediation costs and self-insurance accruals. Actual results may differ significantly from our estimates.
Recently Issued Accounting Pronouncements
For information on the impact of recently issued accounting pronouncements, see Note 17, "Accounting Pronouncements," to the consolidated financial statements included in this Report.
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

•	competitive conditions impacting us and our key customers and suppliers;

•	labor disputes involving us or our significant customers or suppliers or that otherwise affect us;

•	the operational and financial success of our joint ventures;

•	the impact and timing of program launch costs and our management of new program launches;

•	limitations imposed by our existing indebtedness and our ability to access capital markets on commercially reasonable terms;

•	changes affecting the availability of LIBOR;

•	changes in discount rates and the actual return on pension assets;

•	impairment charges initiated by adverse industry or market developments;

•	our ability to execute our strategic objectives;

•	disruptions to our information technology systems, or those of our customers or suppliers, including those related to cybersecurity;

•	increases in our warranty, product liability or recall costs;

•	the outcome of legal or regulatory proceedings to which we are or may become a party;

•	the impact of pending legislation and regulations or changes in existing federal, state, local or foreign laws or regulations;

•	the impact of regulations on our foreign operations;

•	costs associated with compliance with environmental laws and regulations;

•	developments or assertions by or against us relating to intellectual property rights;

•	the impact of potential changes in tax and trade policies in the United States and related actions by countries in which we do business;

•	the anticipated changes in economic and other relationships between the United Kingdom and the European Union; and

•	other risks, described in Part I — Item 1A, "Risk Factors," as well as the risks and information provided from time to time in our filings with the Securities and Exchange Commission.
The forward-looking statements in this Report are made as of the date hereof, and we do not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date hereof.

ITEM 8 – CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Lear Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lear Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 4, 2020, expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue recognition
Description of Matter
As discussed in Note 2, Summary of Significant Accounting Policies, the Company’s sales contracts with its customers may provide for annual price reductions over the production life of the vehicle. Prices may also be adjusted on an ongoing basis to reflect changes in product content, product cost and other commercial factors. Some of these price adjustments are non-routine in nature. The amount of revenue recognized by the Company reflects the consideration that the Company expects to be entitled to in exchange for its products based on annual purchase orders, annual price reductions and ongoing price adjustments.
Auditing the consideration that the Company expects to be entitled to in exchange for certain of its products which are subject to non-routine price adjustments is highly judgmental as it relates to evaluating the sufficiency of evidence available from commercial negotiations to support the ultimate consideration that the Company is entitled to in exchange for those products.

How We Addressed the Matter in Our Audit
We identified and tested controls over the identification and evaluation of product sales with non-routine price adjustments, including management’s review of the evidence to support the Company’s measurement of revenue related to those product sales.
Our audit procedures included, among others, inspecting communications between the Company and its customers related to the pricing arrangements, auditing adjustments at period-end related to those product sales, performing retrospective reviews of management’s estimates to identify contrary evidence, if any, and performing inquiries of and obtaining written representations from executives, within the Company, responsible for the respective customer relationships.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Detroit, Michigan
February 4, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Lear Corporation
Opinion on Internal Control over Financial Reporting
We have audited Lear Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lear Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Xevo Inc. (“Xevo”), which is included in the 2019 consolidated financial statements of the Company and constituted 2.9% of total assets as of December 31, 2019 and 0.4% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Xevo.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated February 4, 2020 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Detroit, Michigan
February 4, 2020

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

December 31,	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$1,487.7	$1,493.2
Accounts receivable	2,982.6	2,880.3
Inventories	1,258.2	1,196.8
Other	678.2	710.2
Total current assets	6,406.7	6,280.5
Long-Term Assets:
Property, plant and equipment, net	2,704.2	2,598.1
Goodwill	1,614.3	1,405.3
Other	1,955.5	1,316.8
Total long-term assets	6,274.0	5,320.2
Total assets	$12,680.7	$11,600.7
Liabilities and Equity
Current Liabilities:
Short-term borrowings	$19.2	$9.9
Accounts payable and drafts	2,821.7	2,862.8
Accrued liabilities	1,811.2	1,615.0
Current portion of long-term debt	14.1	12.9
Total current liabilities	4,666.2	4,500.6
Long-Term Liabilities:
Long-term debt	2,293.7	1,941.0
Other	1,101.3	640.4
Total long-term liabilities	3,395.0	2,581.4

Redeemable noncontrolling interest	118.4	158.1

Equity:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 shares of Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 64,563,291 shares issued as of December 31, 2019 and 2018	0.6	0.6
Additional paid-in capital	969.1	1,017.4
Common stock held in treasury, 4,127,806 and 1,623,678 shares as of December 31, 2019 and 2018, respectively, at cost	(563.1)	(225.1)
Retained earnings	4,715.8	4,113.6
Accumulated other comprehensive loss	(772.7)	(705.8)
Lear Corporation stockholders’ equity	4,349.7	4,200.7
Noncontrolling interests	151.4	159.9
Equity	4,501.1	4,360.6
Total liabilities and equity	$12,680.7	$11,600.7
The accompanying notes are an integral part of these consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except share and per share data)

For the year ended December 31,	2019	2018	2017
Net sales	$19,810.3	$21,148.5	$20,467.0
Cost of sales	18,072.8	18,830.2	18,175.9
Selling, general and administrative expenses	605.0	612.8	635.2
Amortization of intangible assets	62.3	51.4	47.6
Interest expense	92.0	84.1	85.7
Other (income) expense, net	24.6	31.6	(4.1)
Consolidated income before provision for income taxes and equity in net income of affiliates	953.6	1,538.4	1,526.7
Provision for income taxes	146.1	311.9	197.5
Equity in net income of affiliates	(23.2)	(20.2)	(51.7)
Consolidated net income	830.7	1,246.7	1,380.9
Less: Net income attributable to noncontrolling interests	77.1	96.9	67.5
Net income attributable to Lear	$753.6	$1,149.8	$1,313.4

Basic net income per share available to Lear common stockholders	$12.80	$17.35	$18.79

Diluted net income per share available to Lear common stockholders	$12.75	$17.22	$18.59

Average common shares outstanding	61,697,192	65,672,164	68,542,363

Average diluted shares outstanding	61,923,528	66,161,816	69,277,981
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

For the year ended December 31,	2019	2018	2017
Consolidated net income	$830.7	$1,246.7	$1,380.9
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	(44.8)	11.2	8.8
Derivative instruments and hedging activities	19.5	13.2	22.2
Foreign currency translation adjustments	(45.1)	(233.0)	305.0
Total other comprehensive income (loss)	(70.4)	(208.6)	336.0
Consolidated comprehensive income	760.3	1,038.1	1,716.9
Less: Comprehensive income attributable to noncontrolling interests	73.6	80.7	81.3
Comprehensive income attributable to Lear	$686.7	$957.4	$1,635.6
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except share data)

	Redeemable Non- controlling Interests	Common Stock		Additional Paid-in Capital	Common Stock Held in Treasury		Retained Earnings
Balance as of December 31, 2016	$—	$0.8		$1,385.3	$(1,200.2)		$3,706.9
Comprehensive income:	—
Net income	3.2	—		—	—		1,313.4
Other comprehensive income	4.6	—		—	—		—
Total comprehensive income	7.8	—		—	—		1,313.4
Adoption of ASU 2016-09 (Note 8, "Income Taxes")	—	—		—	—		52.9
Stock-based compensation	—	—		70.2	—		—
Net issuances of 456,252 shares held in treasury in settlement of stock-based compensation	—	—		(84.2)	39.0		—
Repurchases of 3,014,131 shares of common stock at an average price of $150.77 per share	—	—		—	(454.4)		—
Retirement of 8,000,000 shares held in treasury at average price of $111.43 per share	—	(0.1)		(155.9)	891.5		(735.5)
Dividends declared to Lear Corporation stockholders	—	—		—	—		(140.3)
Dividends declared to noncontrolling interests	(4.9)	—		—	—		—
Affiliate transaction	125.0	—		—	—		—
Redeemable noncontrolling interest adjustment	25.5	—		—	—		(25.5)
Balance as of December 31, 2017	$153.4	$0.7	—	$1,215.4	$(724.1)	—	$4,171.9
Comprehensive income (loss):
Net income	12.9	—		—	—		1,149.8
Other comprehensive income (loss)	(9.4)	—		—	—		—
Total comprehensive income (loss)	3.5	—		—	—		1,149.8
Adoption of ASU 2016-16 (Note 8, "Income Taxes")	—	—		—	—		2.3
Stock-based compensation	—	—		41.4	—		—
Net issuances of 374,267 shares held in treasury in settlement of stock-based compensation	—	—		(81.5)	34.0		—
Repurchases of 4,308,418 shares of common stock at an average price of $163.69 per share	—	—		—	(705.2)		—
Retirement of 8,000,000 shares held in treasury at average price of $146.27 per share	—	(0.1)		(155.9)	1,170.2		(1,014.2)
Dividends declared to Lear Corporation stockholders	—	—		—	—		(185.8)
Dividends declared to noncontrolling interests	(9.2)	—		—	—		—
Affiliate transaction	—	—		—	—		—
Acquisition of outstanding noncontrolling interests	—	—		(2.0)	—		—
Redeemable noncontrolling interest adjustment	10.4	—		—	—		(10.4)
Noncontrolling interests — other	—	—		—	—		—
Balance as of December 31, 2018	$158.1	$0.6		$1,017.4	$(225.1)		$4,113.6
Comprehensive income (loss):
Net income	1.8	—		—	—		753.6
Other comprehensive income (loss)	(1.8)	—		—	—		—
Total comprehensive income (loss)	—	—		—	—		753.6
Stock-based compensation	—	—		23.3	—		—
Net issuances of 314,953 shares held in treasury in settlement of stock-based compensation	—	—		(71.6)	42.4		(2.1)
Repurchases of 2,819,081 shares of common stock at an average price of $134.95 per share	—	—		—	(380.4)		—
Dividends declared to Lear Corporation stockholders	—	—		—	—		(186.3)
Dividends declared to noncontrolling interests	(2.7)	—		—	—		—
Noncontrolling interests — other	—	—		—	—		—
Disposal of noncontrolling interests	—	—		—	—		—
Redeemable noncontrolling interest adjustment	(37.0)	—		—	—		37.0
Balance as of December 31, 2019	$118.4	$0.6		$969.1	$(563.1)		$4,715.8
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(In millions, except share data)

	Accumulated Other Comprehensive Loss, net of tax
	Defined Benefit Plans	Derivative Instruments and Hedge Activities	Cumulative Translation Adjustments	Lear Corporation Stockholders’ Equity	Non-controlling Interests	Equity
Balance as of December 31, 2016	$(192.8)	$(45.1)	$(597.7)	$3,057.2	$135.7	$3,192.9
Comprehensive income:
Net income	—	—	—	1,313.4	64.3	1,377.7
Other comprehensive income	8.8	22.2	291.2	322.2	9.2	331.4
Total comprehensive income	8.8	22.2	291.2	1,635.6	73.5	1,709.1
Adoption of ASU 2016-09 (Note 8, "Income Taxes")	—	—	—	52.9	—	52.9
Stock-based compensation	—	—	—	70.2	—	70.2
Net issuances of 456,252 shares held in treasury in settlement of stock-based compensation	—	—	—	(45.2)	—	(45.2)
Repurchases of 3,014,131 shares of common stock at an average price of $150.77 per share	—	—	—	(454.4)	—	(454.4)
Retirement of 8,000,000 shares held in treasury at average price of $111.43 per share	—	—	—	—	—	—
Dividends declared to Lear Corporation stockholders	—	—	—	(140.3)	—	(140.3)
Dividends declared to noncontrolling interests	—	—	—	—	(67.1)	(67.1)
Affiliate transaction	—	—	—	—	—	—
Redeemable noncontrolling interest adjustment	—	—	—	(25.5)	—	(25.5)
Balance as of December 31, 2017	$(184.0)	$(22.9)	$(306.5)	$4,150.5	$142.1	$4,292.6
Comprehensive income (loss):
Net income	—	—	—	1,149.8	84.0	1,233.8
Other comprehensive income (loss)	11.2	13.2	(216.8)	(192.4)	(6.8)	(199.2)
Total comprehensive income (loss)	11.2	13.2	(216.8)	957.4	77.2	1,034.6
Adoption of ASU 2016-16 (Note 8, "Income Taxes")	—	—	—	2.3	—	2.3
Stock-based compensation	—	—	—	41.4	—	41.4
Net issuances of 374,267 shares held in treasury in settlement of stock-based compensation	—	—	—	(47.5)	—	(47.5)
Repurchases of 4,308,418 shares of common stock at an average price of $163.69 per share	—	—	—	(705.2)	—	(705.2)
Retirement of 8,000,000 shares held in treasury at average price of $146.27 per share	—	—	—	—	—	—
Dividends declared to Lear Corporation stockholders	—	—	—	(185.8)	—	(185.8)
Dividends declared to noncontrolling interests	—	—	—	—	(70.0)	(70.0)
Affiliate transaction	—	—	—	—	14.0	14.0
Acquisition of outstanding noncontrolling interests	—	—	—	(2.0)	—	(2.0)
Redeemable noncontrolling interest adjustment	—	—	—	(10.4)	—	(10.4)
Noncontrolling interests — other	—	—	—	—	(3.4)	(3.4)
Balance as of December 31, 2018	$(172.8)	$(9.7)	$(523.3)	$4,200.7	$159.9	$4,360.6
Comprehensive income (loss):
Net income	—	—	—	753.6	75.3	828.9
Other comprehensive income (loss)	(44.8)	19.5	(41.6)	(66.9)	(1.7)	(68.6)
Total comprehensive income (loss)	(44.8)	19.5	(41.6)	686.7	73.6	760.3
Stock-based compensation	—	—	—	23.3	—	23.3
Net issuances of 314,953 shares held in treasury in settlement of stock-based compensation	—	—	—	(31.3)	—	(31.3)
Repurchases of 2,819,081 shares of common stock at an average price of $134.95 per share	—	—	—	(380.4)	—	(380.4)
Dividends declared to Lear Corporation stockholders	—	—	—	(186.3)	—	(186.3)
Dividends declared to noncontrolling interests	—	—	—	—	(76.3)	(76.3)
Noncontrolling interests — other	—	—	—	—	(0.2)	(0.2)
Disposal of noncontrolling interests	—	—	—	—	(5.6)	(5.6)
Redeemable noncontrolling interest adjustment	—	—	—	37.0	—	37.0
Balance as of December 31, 2019	$(217.6)	$9.8	$(564.9)	$4,349.7	$151.4	$4,501.1
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

For the year ended December 31,	2019	2018	2017
Cash Flows from Operating Activities:
Consolidated net income	$830.7	$1,246.7	$1,380.9
Adjustments to reconcile consolidated net income to net cash provided by operating activities –
Equity in net income of affiliates	(23.2)	(20.2)	(51.7)
Loss on extinguishment of debt	10.6	—	21.2
Impairment charges	14.5	6.1	3.4
Deferred tax (benefit) provision	(38.2)	86.7	(81.3)
Depreciation and amortization	509.9	484.4	427.7
Stock-based compensation	23.3	41.4	70.2
Net change in recoverable customer engineering, development and tooling	(32.4)	54.4	(54.1)
Net change in working capital items (see below)	(25.5)	(118.9)	72.5
Changes in other long-term liabilities	5.0	(23.0)	6.6
Changes in other long-term assets	(10.1)	(16.7)	2.1
Other, net	19.7	38.9	(14.4)
Net cash provided by operating activities	1,284.3	1,779.8	1,783.1
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(603.9)	(677.0)	(594.5)
Acquisitions, net of cash acquired	(321.7)	—	(292.4)
Other, net	3.2	(16.5)	18.3
Net cash used in investing activities	(922.4)	(693.5)	(868.6)
Cash Flows from Financing Activities:
Proceeds from the issuance of senior notes	693.3	—	744.7
Repurchase of senior notes	(333.7)	—	(517.0)
New credit agreement borrowings	—	—	250.0
New credit agreement repayments	(7.8)	(6.3)	(1.6)
Prior credit agreement repayments	—	—	(468.7)
Short-term borrowings (repayments), net	9.5	7.3	(8.9)
Payment of debt issuance and other financing costs	(6.5)	—	(11.9)
Repurchase of common stock	(384.7)	(704.9)	(450.5)
Dividends paid to Lear Corporation stockholders	(186.3)	(186.3)	(137.7)
Dividends paid to noncontrolling interests	(78.9)	(79.1)	(81.6)
Other, net	(66.8)	(61.2)	(58.8)
Net cash used in financing activities	(361.9)	(1,030.5)	(742.0)
Effect of foreign currency translation	(9.4)	(36.4)	56.3
Net Change in Cash, Cash Equivalents and Restricted Cash	(9.4)	19.4	228.8
Cash, Cash Equivalents and Restricted Cash as of Beginning of Period	1,519.8	1,500.4	1,271.6
Cash, Cash Equivalents and Restricted Cash as of End of Period	$1,510.4	$1,519.8	$1,500.4
Changes in Working Capital Items:
Accounts receivable	$(116.2)	$230.8	$(115.2)
Inventories	(69.1)	(32.5)	(76.0)
Accounts payable	(5.5)	(199.3)	195.3
Accrued liabilities and other	165.3	(117.9)	68.4
Net change in working capital items	$(25.5)	$(118.9)	$72.5
Supplementary Disclosure:
Cash paid for interest	$104.4	$97.1	$94.0
Cash paid for income taxes, net of refunds received of $69.4 million in 2019, $40.6 million in 2018 and $35.5 million in 2017	$172.1	$279.2	$284.0
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
Accounts Receivable
The Company records accounts receivable as title is transferred to its customers. The Company’s customers are the world’s major automotive manufacturers. The Company records accounts receivable reserves for known collectibility issues, as such issues relate to specific transactions or customer balances. As of December 31, 2019 and 2018, accounts receivable are reflected net of reserves of $36.0 million and $33.2 million, respectively. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected. Generally, the Company does not require collateral for its accounts receivable.
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

December 31,	2019	2018
Raw materials	$906.3	$859.4
Work-in-process	107.0	104.6
Finished goods	380.4	346.0
Reserves	(135.5)	(113.2)
Inventories	$1,258.2	$1,196.8

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
During 2019 and 2018, the Company capitalized $211.2 million and $230.6 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During 2019 and 2018, the Company also capitalized $231.6 million and $198.1 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying consolidated balance sheets as of December 31, 2019 and 2018. During 2019 and 2018, the Company collected $408.3 million and $487.5 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer E&D and tooling costs related to long-term supply agreements is shown below (in millions):

December 31,	2019	2018
Current	$157.2	$160.9
Long-term	113.8	80.4
Recoverable customer E&D and tooling	$271.0	$241.3

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

Buildings and improvements	10 to 40 years
Machinery and equipment	5 to 10 years

A summary of property, plant and equipment is shown below (in millions):

December 31,	2019	2018
Land	$113.1	$116.8
Buildings and improvements	831.3	809.3
Machinery and equipment	3,844.1	3,463.3
Construction in progress	382.4	389.3
Total property, plant and equipment	5,170.9	4,778.7
Less – accumulated depreciation	(2,466.7)	(2,180.6)
Net property, plant and equipment	$2,704.2	$2,598.1

For the years ended December 31, 2019, 2018 and 2017, depreciation expense was $447.6 million, $433.0 million and $380.1 million, respectively. As of December 31, 2019, 2018 and 2017, capital expenditures recorded in accounts payable totaled $131.6 million, $156.2 million and $119.7 million, respectively.
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
The annual goodwill impairment assessment was completed as of the first day of the Company's fourth quarter. In 2019, the Company performed a qualitative assessment for each reporting unit except for one where a quantitative analysis was performed. The qualitative assessments indicated that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying value. The quantitative analysis resulted in the current fair value of the reporting unit exceeding its carrying value. We do not believe that any of our reporting units are at risk for impairment.
A summary of the changes in the carrying amount of goodwill for each of the periods in the two years ended December 31, 2019, is shown below (in millions):

	Seating	E-Systems	Total
Balance as of December 31, 2017	$1,274.4	$126.9	$1,401.3
Affiliate transaction	—	22.4	22.4
Foreign currency translation and other	(30.1)	11.7	(18.4)
Balance as of December 31, 2018	1,244.3	161.0	1,405.3
Acquisition	—	219.0	219.0
Foreign currency translation and other	(8.9)	(1.1)	(10.0)
Balance as of December 31, 2019	$1,235.4	$378.9	$1,614.3

For further information related to acquisitions and affiliate transactions, see Note 3, "Acquisitions," and Note 5, "Investments in Affiliates and Other Related Party Transactions."
Intangible Assets
As of December 31, 2019, intangible assets consist primarily of certain intangible assets recorded in connection with the acquisitions of Guilford Mills in 2012, the parent company of Eagle Ottawa, LLC in 2015, AccuMED Holdings Corp. in 2016, Grupo Antolin's automotive seating business ("Antolin Seating") in 2017 and Xevo Inc. ("Xevo") in 2019 (Note 3, "Acquisitions"). These intangible assets were recorded at their estimated fair value, based on independent appraisals, as of the transaction or acquisition date. The value assigned to technology intangibles is based on the royalty savings method, which applies a hypothetical royalty rate to projected revenues attributable to the identified technologies. Royalty rates were determined based primarily on analysis of market information. The customer-based intangible asset includes the acquired entity's established relationships with its customers and the ability of these customers to generate future economic profits for the Company. The value assigned to customer-based intangibles is based on the present value of future earnings attributable to the asset group after recognition of required returns to other contributory assets.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of intangible assets as of December 31, 2019 and 2018, is shown below (in millions):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (years)
Amortized intangible assets:
Customer-based	$531.9	$(203.0)	$328.9	11.6
Licensing agreements	75.0	(10.2)	64.8	5.0
Technology	35.0	(15.9)	19.1	7.0
Other	1.4	(1.3)	0.1	2.5
	$643.3	$(230.4)	$412.9	10.5
Unamortized intangible assets:
In-process research and development	10.8	—	10.8
Balance as of December 31, 2019	$654.1	$(230.4)	$423.7

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (years)
Amortized intangible assets:
Customer-based	$533.4	$(156.3)	$377.1	11.6
Technology	20.1	(11.8)	8.3	8.5
Other	1.4	(1.1)	0.3	2.5
	$554.9	$(169.2)	$385.7	11.5
Unamortized intangible assets:
In-process research and development	10.8	—	10.8
Balance as of December 31, 2018	$565.7	$(169.2)	$396.5

Excluding the impact of any future acquisitions, the Company’s estimated annual amortization expense for the five succeeding years is shown below (in millions):

Year	Expense
2020	$66.2
2021	64.5
2022	63.7
2023	62.1
2024	46.8

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
For the years ended December 31, 2019, 2018 and 2017, the Company recognized asset impairment charges of $9.5 million, $4.7 million and $1.3 million respectively, in conjunction with its restructuring actions (Note 4, "Restructuring"). For the years ended December 31, 2018 and 2017, the Company recognized additional asset impairment charges of $1.4 million and $2.1 million, respectively. Asset impairment charges are recorded in cost of sales in the accompanying consolidated statements of income for the years ended December 31, 2019, 2018 and 2017.

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
Accrued Liabilities
A summary of accrued liabilities as of December 31, 2019 and 2018, is shown below (in millions):

December 31,	2019	2018
Compensation and employee benefits	$319.2	$321.2
Income and other taxes payable	256.6	279.3
Restructuring	157.7	108.7
Current portion of lease obligations	113.9	—
Other	963.8	905.8
Accrued liabilities	$1,811.2	$1,615.0

Leases
On January 1, 2019, the Company adopted Accounting Standards Codification ("ASC") 842, "Leases," which requires lessees to record right-of-use assets and related lease obligations on the balance sheet, as well as disclose key information regarding leasing arrangements. The Company adopted the standard by applying the modified retrospective method without the restatement of comparative periods. Adoption of the standard resulted in the recognition of right-of-use assets of $438.1 million and related lease obligations of $445.8 million as of January 1, 2019. The standard did not have a significant impact on the Company's operating results or cash flows.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Revenue Recognition and Sales Commitments
On January 1, 2018, the Company adopted ASC 606, "Revenue from Contracts with Customers," using the modified retrospective method as applied to customer contracts that were not completed as of January 1, 2018. As a result, financial information for reporting periods beginning on or after January 1, 2018, are presented in accordance with ASC 606. Comparative financial information for reporting periods beginning prior to January 1, 2018, has not been adjusted and continues to be reported in accordance with the Company's revenue recognition policies prior to the adoption of ASC 606. The Company did not record a cumulative adjustment related to the adoption of ASC 606, and the effects of adoption were not significant.
The Company enters into contracts with its customers to provide production parts generally at the beginning of a vehicle’s life cycle. Typically, these contracts do not provide for a specified quantity of products, but once entered into, the Company is often expected to fulfill its customers’ purchasing requirements for the production life of the vehicle. Many of these contracts may be terminated by the Company’s customers at any time. Historically, terminations of these contracts have been infrequent. The Company receives purchase orders from its customers, which provide the commercial terms for a particular production part, including price (but not quantities). Contracts may also provide for annual price reductions over the production life of the vehicle, and prices may be adjusted on an ongoing basis to reflect changes in product content/cost and other commercial factors.
Revenue is recognized at a point in time when control of the product is transferred to the customer under standard commercial terms, as the Company does not have an enforceable right to payment prior to such transfer. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for those products based on the annual purchase orders, annual price reductions and ongoing price adjustments. In 2019, revenue recognized related to prior years represented less than 1% of consolidated net sales. The Company's customers pay for products received in accordance with payment terms that are customary within the industry. The Company's contracts with its customers do not have significant financing components.
The Company records a contract liability for advances received from its customers. As of December 31, 2019, there were no significant contract liabilities recorded. Further, there were no significant contract liabilities recognized in revenue during the year ended December 31, 2019.
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
Restructuring Costs
Restructuring costs include employee termination benefits, asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. Employee termination benefits are recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Other incremental costs principally include equipment and personnel relocation costs. In addition to restructuring costs, the Company also incurs incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs are recognized in the Company’s consolidated financial statements in accordance with GAAP. Generally, charges are recorded as restructuring actions are approved and/or implemented.
Engineering and Development
Costs incurred in connection with product launches, to the extent not recoverable from the Company’s customers, are charged to cost of sales as incurred. All other engineering and development costs are charged to selling, general and administrative expenses when incurred. Engineering and development costs charged to selling, general and administrative expenses totaled $151.2 million, $153.5 million and $147.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

For the year ended December 31,	2019	2018	2017
Other expense	$52.2	$43.8	$57.2
Other income	(27.6)	(12.2)	(61.3)
Other (income) expense, net	$24.6	$31.6	$(4.1)

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
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduced the U.S. federal corporate income tax rate from 35% to 21% beginning in 2018, required companies to pay a one-time transition tax on all offshore earnings that were previously tax deferred and created new taxes on certain foreign sourced earnings.
Effective January 1, 2019, Accounting Standards Update ("ASU") 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," allows for the reclassification of "stranded" tax effects as a result of the Act from accumulated other comprehensive income to retained earnings. The Company elected not to reclassify such amounts. The Company reclassifies taxes from accumulated other comprehensive loss to earnings as the items to which the tax effects relate are similarly reclassified.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

that arise from translating a foreign subsidiary’s financial statements from the functional currency to the U.S. dollar are reflected in accumulated other comprehensive loss in the consolidated balance sheets.
Transaction gains and losses that arise from foreign exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except certain long-term intercompany transactions, are included in the consolidated statements of income as incurred. For the years ended December 31, 2019, 2018 and 2017, other (income) expense, net includes net foreign currency transaction losses of $20.6 million, $14.4 million and $5.1 million, respectively.
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
A summary of information used to compute basic and diluted net income per share available to Lear common stockholders is shown below (in millions, except share and per share data):

For the year ended December 31,	2019	2018	2017
Net income attributable to Lear	$753.6	$1,149.8	$1,313.4
Redeemable noncontrolling interest adjustment	35.9	(10.4)	(25.5)
Net income available to Lear common stockholders	$789.5	$1,139.4	$1,287.9

Average common shares outstanding	61,697,192	65,672,164	68,542,363
Dilutive effect of common stock equivalents	226,336	489,652	735,618
Average diluted shares outstanding	61,923,528	66,161,816	69,277,981

Basic net income per share available to Lear common stockholders	$12.80	$17.35	$18.79

Diluted net income per share available to Lear common stockholders	$12.75	$17.22	$18.59

For further information related to the redeemable noncontrolling interest adjustment, see Note 5, "Investments in Affiliates and Other Related Party Transactions."
Product Warranty
Losses from warranty obligations are accrued when it is probable that a liability has been incurred and the related amounts are reasonably estimable.
Segment Reporting
The Company has two reportable operating segments: Seating, which includes complete seat systems and all major seat components, including seat covers and surface materials such as leather and fabric, seat structures and mechanisms, seat foam and headrests, and E-Systems, which includes complete electrical distribution systems, as well as sophisticated electronic control modules, electrification products and connectivity products. Key components in the Company's electrical distribution portfolio include wire harnesses, terminals and connectors and junction boxes for both internal combustion engine and electrification architectures that require management of higher voltage and power. Key components in the Company's electronic control module portfolio include body control modules, wireless receiver and transmitter technology and lighting and audio

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

control modules, as well as products specific to electrification and connectivity trends. Electrification products include charging systems (onboard charging modules and cord set charging equipment), battery electronics (battery disconnect units, cell monitoring supervisory systems and integrated total battery control modules) and other power management modules, including converter and inverter systems. Connectivity products include gateway modules and communication modules to manage both wired and wireless networks and data in vehicles. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment. Corporate and regional headquarters costs include various support functions, such as information technology, advance research and development, corporate finance, legal, executive administration and human resources, as well as advanced engineering expenses.
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
Derivative Instruments and Hedge Activities
The Company has used derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts to reduce the effects of fluctuations in foreign exchange rates and interest rates and the resulting variability of the Company’s operating results. The Company is not a party to leveraged derivatives. The Company’s derivative financial instruments are subject to master netting arrangements that provide for the net settlement of contracts, by counterparty, in the event of default or termination. On the date that a derivative contract for a hedge instrument is entered into, the Company designates the derivative as either (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge), (2) a hedge of the exposure of a forecasted transaction or of the variability in the cash flows of a recognized asset or liability (a cash flow hedge), (3) a hedge of a net investment in a foreign operation (a net investment hedge) or (4) a contract not designated as a hedge instrument.
For a fair value hedge, the change in the fair value of the derivative is recorded in earnings and reflected in the consolidated statements of income on the same line as the gain or loss on the hedged item attributable to the hedged risk. For a cash flow hedge, the change in the fair value of the derivative is recorded in accumulated other comprehensive loss in the consolidated balance sheet. When the underlying hedged transaction is realized, the gain or loss included in accumulated other comprehensive loss is recorded in earnings and reflected in the consolidated statements of income on the same line as the gain or loss on the hedged item attributable to the hedged risk. For a net investment hedge, the change in the fair value of the derivative is recorded in cumulative translation adjustment, which is a component of accumulated other comprehensive loss in the consolidated balance sheets. When the related currency translation adjustment is required to be reclassified, usually upon the sale or liquidation of the investment, the gain or loss included in accumulated other comprehensive loss is recorded in earnings and reflected in other (income) expense, net in the consolidated statements of income. Changes in the fair value of contracts not designated as hedge instruments are recorded in earnings and reflected in other (income) expense, net in the consolidated statements of income. Cash flows attributable to derivatives used to manage foreign currency risks are classified on the same line as the hedged item attributable to the hedged risk in the consolidated statements of cash flows. Upon settlement, cash flows attributable to derivatives designated as net investment hedges are classified as investing activities in the consolidated statements of cash flows. Cash flows attributable to forward starting interest rate swaps are classified as financing activities in the consolidated statements of cash flows.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

On January 1, 2018, the Company early adopted ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities." The new standard eliminates the requirement to separately measure and report hedge ineffectiveness, due to a difference between the economic terms of the hedge instrument and the underlying transaction, and generally requires, for qualifying hedges, the entire change in the fair value of a hedge instrument to be presented in the same line as the hedged item in the consolidated statement of income. The standard also modifies the accounting for components excluded from the assessment of hedge effectiveness and simplifies the application of hedge accounting in certain situations. The provisions of the standard were applied on a modified retrospective basis, and the effects of adoption were not significant.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2019, there were no material changes in the methods or policies used to establish estimates and assumptions. Other matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of fixed and intangible assets and unsettled pricing negotiations with customers and suppliers (Note 2, "Summary of Significant Accounting Policies"); acquisitions (Note 3, "Acquisitions"); restructuring accruals (Note 4, "Restructuring"); deferred tax asset valuation allowances and income taxes (Note 8, "Income Taxes"); pension and other postretirement benefit plan assumptions (Note 9, "Pension and Other Postretirement Benefit Plans"); accruals related to litigation, warranty and environmental remediation costs (Note 13, "Commitments and Contingencies"); and self-insurance accruals. Actual results may differ significantly from the Company’s estimates.
Reclassifications
Certain amounts in prior years’ financial statements have been reclassified to conform to the presentation used in the year ended December 31, 2019.
(3) Acquisitions
On April 17, 2019, the Company completed the acquisition of Xevo, a Seattle-based, global leader in connected car software, by acquiring all of Xevo's outstanding shares for $321.7 million, net of cash acquired. Xevo is a supplier of software solutions for the cloud, vehicles and mobile devices that are deployed in millions of vehicles worldwide.
The acquisition of Xevo has been accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying consolidated balance sheet as of December 31, 2019. The operating results and cash flows of Xevo are included in the accompanying consolidated financial statements from the date of acquisition and in the Company's E-Systems segment.
The Company incurred transaction costs of $1.6 million, which were expensed as incurred and are recorded in selling, general and administrative expenses in the accompanying consolidated statement of income for the year ended December 31, 2019.
The purchase price and preliminary allocation are shown below (in millions):

	June 29, 2019	Adjustments	December 31, 2019
Net purchase price	$320.9	$0.8	$321.7

Other assets purchased and liabilities assumed, net	$1.2	$8.3	$9.5
Goodwill	197.5	21.5	219.0
Intangible assets	122.2	(29.0)	93.2
Preliminary purchase price allocation	$320.9	$0.8	$321.7

Goodwill recognized in this transaction is primarily attributable to expected synergies related to future growth and commercialization opportunities and is not deductible for tax purposes.
Intangible assets consist primarily of provisional amounts recognized for the fair value of licensing agreements and developed technology and are based on independent appraisals. Licensing agreements represent the fair values of the underlying licensing agreements with Xevo customers with estimated useful lives of approximately five years. Developed technology represents the fair value of Xevo's technology with an estimated useful life of approximately five years. Adjustments to the preliminary purchase price allocation primarily reflect changes in certain assumptions in the third quarter of 2019 related to the valuation of developed technology.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The purchase price and related allocation are preliminary and may be revised as a result of additional information regarding the assets acquired and liabilities assumed, including, but not limited to, certain tax attributes and contingent liabilities.
The pro-forma effects of this acquisition do not materially impact the Company's reported results for any period presented.
For further information related to acquired assets measured at fair value, see Note 15, "Financial Instruments."
Antolin Seating
On April 28, 2017, the Company completed the acquisition of Antolin Seating for $292.4 million, net of cash acquired. The Antolin Seating business is comprised of just-in-time seat assembly, as well as seat structures, mechanisms and seat covers, with operations in five countries in Europe and North Africa.
The Company incurred transaction costs of $3.0 million related to advisory services, which were expensed as incurred and are recorded in selling, general and administrative expenses in the accompanying consolidated statement of income for the year ended December 31, 2017.
The Antolin Seating acquisition was accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying consolidated balance sheets as of December 31, 2019 and 2018. The operating results and cash flows of Antolin Seating are included in the accompanying consolidated financial statements from the date of acquisition and in the Company's Seating segment. The purchase price and allocation are shown below (in millions):

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
For further information related to acquired assets measured at fair value, see Note 15, "Financial Instruments."
(4) Restructuring
2019
In 2019, the Company recorded charges of $183.6 million in connection with its restructuring actions. These charges consist of $173.8 million recorded as cost of sales, $16.4 million recorded as selling, general and administrative expenses and $6.6 million recorded as other income. The restructuring charges consist of employee termination benefits of $167.8 million, asset impairment charges of $9.5 million, contract termination costs of $3.0 million and an other postretirement curtailment gain of $10.6 million, as well as other related costs of $13.9 million. Asset impairment charges relate to the disposal of buildings, leasehold improvements and machinery and equipment with carrying values of $8.7 million in excess of related estimated fair values and the impairment of right-of-use-assets of $0.8 million.
The Company expects to incur approximately $55 million of additional restructuring costs related to activities initiated as of December 31, 2019, and expects that the components of such costs will be consistent with its historical experience. Any future restructuring actions will depend upon market conditions, customer actions and other factors.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of 2019 activity, excluding the other postretirement curtailment gain of $10.6 million, is shown below (in millions):

	Accrual as of	2019	Utilization		Accrual as of
	January 1, 2019	Charges	Cash	Non-cash	December 31, 2019
Employee termination benefits	$103.3	$167.8	$(118.3)	$—	$152.8
Asset impairments	—	9.5	—	(9.5)	—
Contract termination costs	5.4	3.0	(3.5)	—	4.9
Other related costs	—	13.9	(13.9)	—	—
Total	$108.7	$194.2	$(135.7)	$(9.5)	$157.7

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

December 31,	2019	2018	2017
Beijing BHAP Lear Automotive Systems Co., Ltd. (China)	50%	50%	50%
Jiangxi Jiangling Lear Interior Systems Co., Ltd. (China)	50	50	50
Lear Dongfeng Automotive Seating Co., Ltd. (China)	50	50	50
Guangzhou Lear Automotive Components Co., Ltd. (China)	50	—	—
Changchun Lear FAWSN Automotive Seat Systems Co., Ltd. (China)	49	49	49
Honduras Electrical Distribution Systems S. de R.L. de C.V. (Honduras)	49	49	49
Kyungshin-Lear Sales and Engineering LLC	49	49	49
Beijing Lear Dymos Automotive Systems Co., Ltd. (China)	40	40	40
Techstars Corporate Partner 2017 LLC	38	—	—
Hyundai Transys Lear Automotive Private Limited (India)	35	35	35
RevoLaze, LLC	20	20	20
Trucks Venture Fund 2, L.P.	19	—	—
Maniv Mobility II A, L.P.	8	—	—
Autotech Fund II, L.P.	6	—	—
Dong Kwang Lear Yuhan Hoesa (Korea)	—	50	50
Industrias Cousin Freres, S.L. (Spain)	—	—	50
Changchun Lear FAWSN Automotive Electrical and Electronics Co., Ltd. (China)	—	—	49
eLumigen, LLC	—	—	46
HB Polymer Company, LLC	—	—	10

Summarized group financial information for affiliates accounted for under the equity method as of December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018 and 2017, is shown below (unaudited; in millions):

December 31,	2019	2018
Balance sheet data:
Current assets	$856.3	$753.8
Non-current assets	173.9	180.8
Current liabilities	739.5	679.3
Non-current liabilities	6.6	6.3

For the year ended December 31,	2019	2018	2017
Income statement data:
Net sales	$1,670.0	$1,520.2	$2,000.4
Gross profit	89.2	75.9	172.8
Income before provision for income taxes	85.7	60.0	169.6
Net income attributable to affiliates	53.5	42.2	117.8

A summary of amounts recorded in the Company's consolidated balance sheets related to its affiliates is shown below (in millions):

December 31,	2019	2018
Aggregate investment in affiliates	$119.5	$108.2
Receivables due from affiliates (including notes and advances)	170.5	141.1
Payables due to affiliates	0.1	0.2

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of transactions with affiliates accounted for under the equity method and other related parties is shown below (in millions):

For the year ended December 31,	2019	2018	2017
Sales to affiliates	$647.2	$603.0	$499.9
Purchases from affiliates	1.6	2.0	9.5
Management and other fees for services provided to affiliates	35.5	29.6	26.6
Dividends received from affiliates	23.3	39.0	33.0

The Company has certain investments with beneficial ownership interests of less than 20% that are accounted for under the equity method as the Company’s beneficial ownership interests in these entities are similar to partnership interests.
2019
In July 2019, the Company deconsolidated Guangzhou Automobile Group Component Co., Ltd. ("GACC") as it no longer controls this entity. As a result, the carrying values of the assets and liabilities of GACC are not reflected in the consolidated balance sheet as of December 31, 2019. In addition, the Company recorded a gain of $4.0 million related to the excess of the estimated fair value over the carrying value of its interest in GACC immediately prior to deconsolidation. The gain is included in other (income) expense, net in the accompanying consolidated statement of income for the year ended December 31, 2019.
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
For further information related to acquired assets measured at fair value, see Note 15, "Financial Instruments."

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2017
In September 2017, the Company gained control of Shanghai Lear STEC Automotive Parts Co., Ltd. ("Lear STEC") by amending the joint venture agreement to eliminate the substantive participating rights of its joint venture partner. Prior to the amendment, Lear STEC was accounted for under the equity method. This transaction was accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying consolidated balance sheets as of December 31, 2019 and 2018. The operating results and cash flows of Lear STEC are included in the accompanying consolidated financial statements from the date of the amended joint venture agreement and are reflected in the Company’s E-Systems segment.
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
In connection with the transaction, the noncontrolling interest holder obtained the option, which is embedded in the noncontrolling interest, to require the Company to purchase or redeem the 45% noncontrolling interest based on a pre-determined earnings multiple formula. In accordance with GAAP, the Company records redeemable noncontrolling interests at the greater of (1) the initial carrying amount adjusted for the noncontrolling interest holder’s share of total comprehensive income or loss and dividends ("noncontrolling interest carrying value") or (2) the redemption value as of and based on conditions existing as of the reporting date. Required redemption adjustments are recorded as an increase to redeemable noncontrolling interests, with an offsetting adjustment to retained earnings. The redeemable noncontrolling interest is classified in mezzanine equity in the accompanying consolidated balance sheets as of December 31, 2019 and 2018.
Redemption value of a noncontrolling interest in excess of carrying value represents a dividend distribution that is different from dividend distributions to other common stockholders. Therefore, periodic redemption adjustments recorded in excess of carrying value are reflected as a reduction to the income available to common stockholders in the computation of earnings per share. Redeemable noncontrolling interest of $118.4 million and $158.1 million related to Lear STEC is reflected in the Company's consolidated balance sheets as of December 31, 2019 and 2018, respectively. These amounts include noncontrolling interest redemption adjustments of ($37.0) million and $10.4 million, representing the difference between the redemption value and carrying value, for the years ended December 31, 2019 and 2018, respectively.
Lear STEC provides wire harnesses to SAIC Motor Corporation Limited and its joint ventures with both North American and European automotive manufacturers. The pro forma effects of this consolidation would not materially impact the Company’s reported results for any period presented.
For further information related to acquired assets measured at fair value, see Note 15, "Financial Instruments."

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(6) Debt
Short-Term Borrowings
The Company utilizes uncommitted lines of credit as needed for its short-term working capital fluctuations. As of December 31, 2019 and 2018, the Company had lines of credit from banks totaling $94.6 million and $88.9 million, respectively. As of December 31, 2019 and 2018, the Company had short-term debt balances outstanding related to draws on the lines of credit of $19.2 million and $9.9 million, respectively.
Long-Term Debt
A summary of long-term debt, net of unamortized debt issuance costs and unamortized original issue discount, and the related weighted average interest rates is shown below (in millions):

December 31,	2019
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Discount	Long-Term Debt, Net	Weighted Average Interest Rate
Credit Agreement — Term Loan Facility	$234.4	$(1.0)	$—	$233.4	2.88%
5.25% Senior Notes due 2025 (the "2025 Notes")	650.0	(4.2)	—	645.8	5.25%
3.8% Senior Notes due 2027 (the "2027 Notes")	750.0	(4.7)	(4.1)	741.2	3.885%
4.25% Senior Notes due 2029 (the "2029 Notes")	375.0	(2.9)	(1.1)	371.0	4.288%
5.25% Senior Notes due 2049 (the "2049 Notes")	325.0	(3.3)	(5.3)	316.4	5.363%
	$2,334.4	$(16.1)	$(10.5)	2,307.8
Less — Current portion				(14.1)
Long-term debt				$2,293.7

December 31,	2018
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Discount	Long-Term Debt, Net	Weighted Average Interest Rate
Credit Agreement — Term Loan Facility	$242.2	$(1.5)	$—	$240.7	3.92%
5.375% Senior Notes due 2024 (the "2024 Notes")	325.0	(2.0)	—	323.0	5.375%
2025 Notes	650.0	(5.0)	—	645.0	5.25%
2027 Notes	750.0	(5.3)	(4.6)	740.1	3.885%
Other	5.1	—	—	5.1	N/A
	$1,972.3	$(13.8)	$(4.6)	1,953.9
Less — Current portion				(12.9)
Long-term debt				$1,941.0

Senior Notes
The issuance, maturity and interest payment dates of the Company's senior unsecured 2025 Notes, 2027 Notes, 2029 Notes and 2049 Notes (collectively, the "Notes") are as shown below:

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
2029 and 2049 Notes
In 2019, the Company issued $375.0 million in aggregate principal amount at maturity of 2029 Notes and $325.0 million in aggregate principal amount at maturity of 2049 Notes. The 2029 Notes have a stated coupon rate of 4.25% and were priced at 99.691% of par, resulting in a yield to maturity of 4.288%. The 2049 Notes have a stated coupon rate of 5.25% and were priced at 98.32% of par, resulting in a yield to maturity of 5.363%.
The net proceeds from the offering were $693.3 million after original issue discount. The proceeds were used to redeem the $325.0 million in aggregate principal amount of the 2024 Notes at a redemption price equal to 102.688% of the principal amount of such 2024 Notes, plus accrued interest, as well as to finance the acquisition of Xevo (Note 3, "Acquisitions") and for general corporate purposes.
In connection with these transactions, the Company recognized a loss of $10.6 million on the extinguishment of debt and paid related issuance costs of $6.5 million.
Covenants
Subject to certain exceptions, the indentures governing the Notes contain restrictive covenants that, among other things, limit the ability of the Company to: (i) create or permit certain liens and (ii) consolidate, merge or sell all or substantially all of the Company’s assets. The indentures governing the Notes also provide for customary events of default. As of December 31, 2019, the Company was in compliance with all covenants under the indentures governing the Notes.
Credit Agreement
In 2017, the Company entered into an unsecured credit agreement (the "Credit Agreement") consisting of a $1.75 billion revolving credit facility (the "Revolving Credit Facility") and a $250.0 million term loan facility (the "Term Loan Facility"). The maturity date of the Revolving Credit Facility is August 8, 2023, and the maturity date of the Term Loan Facility is August 8, 2022. In connection with this transaction, the Company borrowed $250.0 million under the Term Loan Facility and paid related issuance costs of $5.7 million. At the same time, the Company terminated its previously existing credit agreement, which consisted of a $1.25 billion revolving credit facility and a $500 million term loan facility, and repaid amounts outstanding under the term loan facility of $453.1 million.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

In 2019, aggregate borrowings and repayments under the Revolving Credit Facility were $30.0 million. In 2018, there were no borrowings or repayments under the Revolving Credit Facility. In 2017, aggregate borrowings and repayments under the Revolving Credit Facility and prior revolving credit facility were $109.5 million.
As of December 31, 2019 and 2018, there were no borrowings outstanding under the Revolving Credit Facility.
In 2019, 2018 and 2017, the Company made required principal payments under the Term Loan Facility of $7.8 million, $6.3 million and $1.6 million, respectively. In addition, in 2017, the Company made required principal payments under the prior term loan facility of $15.6 million, as well as a payment of $453.1 million in connection with the Credit Agreement described above.
Advances under the Revolving Credit Facility and the Term Loan Facility generally bear interest based on (i) the Eurocurrency Rate (as defined in the Credit Agreement) or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin, determined in accordance with a pricing grid. As of December 31, 2019, the ranges and rates are as follows (in percentages):

	Eurocurrency Rate			Base Rate
	Minimum	Maximum	Rate as of December 31, 2019	Minimum	Maximum	Rate as of December 31, 2019
Revolving Credit Facility	1.00%	1.60%	1.10%	0.00%	0.60%	0.10%
Term Loan Facility	1.125%	1.90%	1.25%	0.125%	0.90%	0.25%

A facility fee, which ranges from 0.125% to 0.30% of the total amount committed under the Revolving Credit Facility, is payable quarterly.
Covenants
The Credit Agreement contains various customary representations, warranties and covenants by the Company, including, without limitation, (i) covenants regarding maximum leverage, (ii) limitations on fundamental changes involving the Company or its subsidiaries and (iii) limitations on indebtedness and liens. As of December 31, 2019, the Company was in compliance with all covenants under the Credit Agreement.
Other
As of December 31, 2018, other long-term debt consisted of amounts outstanding under capital leases.
Scheduled Maturities
As of December 31, 2019, scheduled maturities related to the Credit Agreement — Term Loan Facility for the five succeeding years, as of the date of this Report, are shown below (in millions):

2020	$14.1
2021	14.1
2022	206.2
2023	—
2024	—

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(7) Leases
Right-of-Use Assets and Lease Obligations
The Company has operating leases for production, office and warehouse facilities, manufacturing and office equipment and vehicles. Operating lease assets and obligations included in the accompanying consolidated balance sheet are shown below (in millions):

For the year ended December 31,	2019
Right-of-use assets under operating leases:
Other long-term assets	$527.0
Lease obligations under operating leases:
Accrued liabilities	$113.9
Other long-term liabilities	422.4
$536.3

Maturities of lease obligations as of December 31, 2019, are shown below (in millions):

2020	$131.3
2021	108.4
2022	84.0
2023	64.5
2024	54.1
Thereafter	173.4
Total undiscounted cash flows	615.7
Less: Imputed interest	(79.4)
Lease obligations under operating leases	$536.3

The Company has entered into two lease contracts, of which one is expected to commence in the first quarter of 2020 with a lease term of approximately seven years, and the other is expected to commence in the third quarter of 2021 with a lease term of approximately ten years. The aggregate right-of-use asset and related lease obligation are expected to be $62.0 million.
In 2019, the Company recognized an impairment charge of $0.8 million related to its right-of-use assets in conjunction with its restructuring actions (Note 4, "Restructuring").
Cash flow information related to operating leases is shown below (in millions):

For the year ended December 31,	2019
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$214.3
Operating cash flows:
Cash paid related to operating lease obligations	$141.8
Lease expense included in the accompanying consolidated statement of income is shown below (in millions):

For the year ended December 31,	2019
Operating lease expense	$140.6
Short-term lease expense	17.0
Variable lease expense	6.5
Total lease expense	$164.1

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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

For the years ended December 31, 2018 and 2017, the Company recorded rent expense of $163.8 million and $144.7 million, respectively.
The weighted average lease term and discount rate for operating leases as of December 31, 2019, are shown below:

Weighted average remaining lease term (in years)	7.0
Weighted average discount rate	4.0%

The Company has entered into certain finance lease agreements which are not material to the consolidated financial statements (Note 6, "Debt").
(8) Income Taxes
A summary of consolidated income before provision for income taxes and equity in net income of affiliates and the components of provision for income taxes is shown below (in millions):

For the year ended December 31,	2019	2018	2017
Consolidated income before provision for income taxes and equity in net income of affiliates:
Domestic	$317.4	$726.2	$449.5
Foreign	636.2	812.2	1,077.2
	$953.6	$1,538.4	$1,526.7
Domestic (benefit) provision for income taxes:
Current provision	$24.2	$35.0	$25.8
Deferred (benefit) provision	(52.6)	91.5	(46.1)
Total domestic (benefit) provision	(28.4)	126.5	(20.3)
Foreign provision for income taxes:
Current provision	160.1	190.2	253.0
Deferred (benefit) provision	14.4	(4.8)	(35.2)
Total foreign provision	174.5	185.4	217.8
Provision for income taxes	$146.1	$311.9	$197.5

The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduced the U.S. federal corporate income tax rate from 35% to 21% beginning in 2018, required companies to pay a one-time transition tax on all offshore earnings that were previously tax deferred and created new taxes on certain foreign sourced earnings. In March 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-05, "Income Taxes - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." The guidance provided for a provisional one-year measurement period for entities to finalize their accounting for certain tax effects related to the Act. Accordingly, for the year ended December 31, 2018, the Company recognized a favorable adjustment to the 2017 income tax expense of $5.3 million related to the remeasurement of the December 31, 2017 deferred tax balances, the one-time transition tax and numerous other items included in the Act. The Company also analyzed the impact of several new provisions of the Act that became effective as of January 1, 2018, such as global intangible low-tax income ("GILTI") provision, foreign-derived intangible income ("FDII") deduction, a new minimum tax related to payments to foreign subsidiaries and affiliates known as base erosion anti-abuse tax ("BEAT"), interest expense limitations under Internal Revenue Code ("IRC") section 163(j), executive compensation limitations under IRC section 162(m) and various other provisions.
The domestic (benefit) provision includes withholding taxes related to dividends and royalties paid by the Company’s foreign subsidiaries, as well as state and local taxes. In 2019, 2018 and 2017, the foreign deferred (benefit) provision includes the benefit of prior unrecognized net operating loss carryforwards of $1.8 million, $7.1 million and $11.5 million, respectively.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of the differences between the provision for income taxes calculated at the United States federal statutory income tax rate of 21% in 2019 and 2018 and 35% in 2017 and the consolidated provision for income taxes is shown below (in millions):

For the year ended December 31,	2019	2018	2017
Consolidated income before provision for income taxes and equity in net income of affiliates multiplied by the United States federal statutory income tax rate	$200.2	$323.1	$534.4
Differences in income taxes on foreign earnings, losses and remittances	13.8	56.6	(128.9)
Valuation allowance adjustments	1.2	(52.4)	(56.8)
Research and development and other tax credits	(40.8)	(9.9)	(26.8)
Foreign-derived intangible income ("FDII") deduction	(29.3)	(27.6)	—
U.S. expenses apportioned to GILTI and foreign branches (1)	10.4	17.6	—
Tax audits and assessments	0.4	6.9	(1.4)
Change in the tax status of certain affiliates	(18.1)	—	—
Transition tax on accumulated foreign earnings	—	(15.1)	131.0
U.S. tax rate change and other tax reform items	—	9.8	42.5
Repatriation of certain foreign earnings	—	—	(289.7)
Other	8.3	2.9	(6.8)
Provision for income taxes	$146.1	$311.9	$197.5

(1)
Reflects the U.S. tax impact of apportioning U.S. expenses against the GILTI and foreign branch baskets in calculating the foreign tax credit limitation resulting in no tax benefit for these expenses due to the Company’s excess foreign tax credit position in the GILTI basket for 2019 and 2018 and foreign branch basket for 2018.

In 2019, the Company completed a U.S. research and development ("R&D") tax credit study for the years 2013 to 2018, the results of which were accepted by the Internal Revenue Service and pursuant to which the Company recognized a tax benefit of $28.6 million. The tax benefit is reflected in the table above in research and development and other tax credits.
For the years ended December 31, 2019, 2018 and 2017, income in foreign jurisdictions with tax holidays was $87.0 million, $107.1 million and $124.1 million, respectively. Such tax holidays generally expire from 2020 through 2027.
Deferred income taxes represent temporary differences in the recognition of certain items for financial reporting and income tax purposes. A summary of the components of the net deferred income tax asset is shown below (in millions):

December 31,	2019	2018
Deferred income tax assets (liabilities):
Tax loss carryforwards	$419.7	$420.2
Tax credit carryforwards	294.0	260.6
Retirement benefit plans	59.1	54.2
Accrued liabilities	136.1	136.9
Self-insurance reserves	5.8	5.3
Current asset basis differences	43.7	37.8
Long-term asset basis differences	(65.4)	(77.7)
Deferred compensation	27.2	35.9
Recoverable customer engineering, development and tooling	(10.5)	0.1
Undistributed earnings of foreign subsidiaries	(76.7)	(75.0)
Derivative instruments and hedging activities	(5.2)	0.3
Other	(5.8)	(2.7)
	822.0	795.9
Valuation allowance	(344.8)	(350.4)
Net deferred income tax asset	$477.2	$445.5

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

As of December 31, 2019 and 2018, the valuation allowance with respect to the Company’s deferred tax assets was $344.8 million and $350.4 million, respectively, a net decrease of $5.6 million.
Concluding that a valuation allowance is not required is difficult when there is significant negative evidence, such as cumulative losses in recent years, which is objective and verifiable. When measuring cumulative losses in recent years, the Company uses a rolling three-year period of pretax book income, adjusted for permanent differences between book and taxable income and certain other items. As of December 31, 2019, the Company continues to maintain a valuation allowance of $11.8 million with respect to certain of its U.S. deferred tax assets that, due to their nature, are not likely to be realized. In addition, the Company continues to maintain a valuation allowance of $333.0 million with respect to its deferred tax assets in several international jurisdictions.
The classification of the net deferred income tax asset is shown below (in millions):

December 31,	2019	2018
Long-term deferred income tax assets	$563.8	$528.8
Long-term deferred income tax liabilities	(86.6)	(83.3)
Net deferred income tax asset	$477.2	$445.5

As of December 31, 2019, deferred income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries since these earnings will not be taxable upon repatriation to the United States. These earnings will be primarily treated as previously taxed income from either the one-time transition tax or GILTI, or they will be offset with a 100% dividend received deduction. However, the Company continues to provide a deferred tax liability for foreign withholding tax that will be incurred with respect to the undistributed foreign earnings that are not permanently reinvested.
As of December 31, 2019, the Company had tax loss carryforwards of $1.8 billion. Of the total tax loss carryforwards, $1.5 billion have no expiration date, and $265.0 million expire between 2020 and 2036. In addition, the Company had tax credit carryforwards of $294.0 million, comprised principally of U.S. foreign tax credits of $137.0 million that expire between 2023 and 2028, U.S. research and development credits of $110.0 million that expire between 2024 and 2039 and other tax credits primarily in international jurisdictions of $47.0 million that generally expire between 2020 and 2037.
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
As of December 31, 2019, the Company’s gross unrecognized tax benefits were $31.6 million (excluding interest and penalties), of which $0.7 million is recorded in other current liabilities and $30.9 million is recorded in other long-term liabilities in the accompanying consolidated balance sheet. As of December 31, 2018, the Company’s gross unrecognized tax benefits were $36.7 million (excluding interest and penalties), all of which is recorded in other long-term liabilities in the accompanying consolidated balance sheet. If recognized, all of the Company’s gross unrecognized tax benefits would affect the Company’s effective tax rate.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of the changes in gross unrecognized tax benefits is shown below (in millions):

For the year ended December 31,	2019	2018	2017
Balance at beginning of period	$36.7	$33.2	$29.5
Additions (reductions) based on tax positions related to current year	(0.3)	7.9	5.4
Additions (reductions) based on tax positions related to prior years	2.0	0.1	(0.3)
Settlements	(3.7)	—	(0.8)
Statute expirations	(2.8)	(2.7)	(2.2)
Foreign currency translation	(0.3)	(1.8)	1.6
Balance at end of period	$31.6	$36.7	$33.2

The Company recognizes interest and penalties with respect to unrecognized tax benefits as income tax expense. As of December 31, 2019 and 2018, the Company had recorded gross reserves of $11.5 million and $11.8 million, respectively, related to interest and penalties, all of which, if recognized, would affect the Company’s effective tax rate.
The Company operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subject to review by both domestic and foreign tax authorities. During the next twelve months, it is reasonably possible that, as a result of audit settlements, the conclusion of current examinations and the expiration of the statute of limitations in multiple jurisdictions, the Company may decrease the amount of its gross unrecognized tax benefits by $5.8 million, all of which, if recognized, would affect the Company’s effective tax rate. The gross unrecognized tax benefits subject to potential decrease involve issues related to transfer pricing and various other tax items in multiple jurisdictions. However, as a result of ongoing examinations, tax proceedings in certain countries, additions to the gross unrecognized tax benefits for positions taken and interest and penalties, if any, arising in 2020, it is not possible to estimate the potential net increase or decrease to the Company’s gross unrecognized tax benefits during the next twelve months.
The Company considers its significant tax jurisdictions to include China, Germany, Italy, Mexico, Morocco, Poland, Spain, the United Kingdom and the United States. The Company or its subsidiaries generally remain subject to income tax examination in certain U.S. state and local jurisdictions for years after 2012. Further, the Company or its subsidiaries remain subject to income tax examination in Spain for years after 2005, in Mexico for years after 2006, in Morocco for years after 2014, in Italy and Poland for years after 2013, in China and the United Kingdom for years after 2015 and in the United States generally for years after 2017.
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
The Company has postretirement benefit plans covering certain domestic and Canadian retirees. The Company’s postretirement benefit plans generally provide for the continuation of medical benefits for eligible participants who completed a specified number of years of service and retired from the Company at age 55 or older. The Company does not fund its postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Obligation and Funded Status
A reconciliation of the change in benefit obligation and the change in plan assets for the years ended December 31, 2019 and 2018, is shown below (in millions):

	Pension				Other Postretirement
	December 31, 2019		December 31, 2018		December 31, 2019		December 31, 2018
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Change in benefit obligation:
Benefit obligation at beginning of period	$438.0	$437.1	$558.0	$490.6	$52.4	$34.3	$56.6	$41.2
Service cost	0.1	6.3	0.1	6.9	—	0.3	—	0.4
Interest cost	18.6	14.7	19.8	14.7	2.1	1.3	1.9	1.4
Amendments and settlements	—	—	—	0.7	—	—	—	—
Actuarial (gain) loss	63.0	55.8	(43.1)	(21.8)	4.5	0.4	(1.8)	(3.9)
Benefits paid	(18.9)	(21.5)	(23.6)	(21.3)	(3.6)	(1.3)	(4.3)	(1.6)
Annuity purchase (1)	—	—	(73.2)	—	—	—	—	—
Curtailment	—	(2.4)	—	0.4	—	(10.9)	—	—
Translation adjustment	—	14.3	—	(33.1)	—	1.5	—	(3.2)
Benefit obligation at end of period	$500.8	$504.3	$438.0	$437.1	$55.4	$25.6	$52.4	$34.3

	Pension				Other Postretirement
	December 31, 2019		December 31, 2018		December 31, 2019		December 31, 2018
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Change in plan assets:
Fair value of plan assets at beginning of period	$330.6	$351.8	$438.2	$406.4	$—	$—	$—	$—
Actual return on plan assets	61.5	42.3	(13.7)	(11.7)	—	—	—	—
Employer contributions	3.4	6.6	2.9	7.3	3.6	1.3	4.3	1.6
Benefits paid	(18.9)	(21.5)	(23.6)	(21.3)	(3.6)	(1.3)	(4.3)	(1.6)
Annuity purchase (1)	—	—	(73.2)	—	—	—	—	—
Translation adjustment	—	17.6	—	(28.9)	—	—	—	—
Fair value of plan assets at end of period	$376.6	$396.8	$330.6	$351.8	$—	$—	$—	$—

Funded status	$(124.2)	$(107.5)	$(107.4)	$(85.3)	$(55.4)	$(25.6)	$(52.4)	$(34.3)

	Pension				Other Postretirement
	December 31, 2019		December 31, 2018		December 31, 2019		December 31, 2018
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Amounts recognized in the consolidated balance sheet:
Other long-term assets	$0.1	$23.8	$—	$29.0	$—	$—	$—	$—
Accrued liabilities	(2.6)	(3.3)	(2.3)	(2.9)	(3.9)	(1.4)	(3.9)	(1.5)
Other long-term liabilities	(121.7)	(128.0)	(105.1)	(111.4)	(51.5)	(24.2)	(48.5)	(32.8)

(1)	See Annuity Purchase below for further discussion.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Accumulated Benefit Obligation
As of December 31, 2019 and 2018, the accumulated benefit obligation for all of the Company’s pension plans was $990.3 million and $864.1 million, respectively.
As of December 31, 2019 and 2018, the majority of the Company's pension plans had accumulated benefit obligations in excess of plan assets. Information related to pension plans with accumulated benefit obligations in excess of plan assets is shown below (in millions):

December 31,	2019	2018
Projected benefit obligation	$726.3	$635.0
Accumulated benefit obligation	711.5	624.0
Fair value of plan assets	470.8	414.2

Annuity Purchase
In 2018, the Company entered into a purchase agreement for group annuity contracts ("Annuity Purchase") for certain terminated vested plan participants of its U.S. defined benefit pension plans. The transaction reduces the Company's future administrative costs and risks related to its U.S. defined benefit pension plans and irrevocably relieves the Company of responsibility for the pension benefit obligation for those plan participants. In connection with the Annuity Purchase, payments of $73.2 million were distributed from existing defined benefit pension plan assets, and the Company recognized pension settlement losses of $5.4 million.
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
Pretax amounts recognized in other comprehensive income (loss) for the years ended December 31, 2019 and 2018, are shown below (in millions):

	Pension				Other Postretirement
	December 31, 2019		December 31, 2018		December 31, 2019		December 31, 2018
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial gains (losses) recognized:
Reclassification adjustments	$1.8	$7.8	$2.0	$6.2	$(2.3)	$—	$(2.2)	$0.2
Actuarial gain (loss) arising during the period	(21.7)	(33.8)	2.1	(11.2)	(4.5)	—	1.8	3.9
Effect of curtailment	—	0.1	—	—	—	—	—	—
Effect of settlements	0.1	—	5.7	—	—	—	—	—
Prior service credit recognized:
Reclassification adjustments	—	—	—	—	(0.2)	(0.2)	(0.2)	(0.3)
Prior service cost arising during the period	—	—	—	(0.6)	—	—	—	—
Translation adjustment	—	(3.8)	—	7.4	—	—	—	0.4
	$(19.8)	$(29.7)	$9.8	$1.8	$(7.0)	$(0.2)	$(0.6)	$4.2

In addition, the Company recognized tax (benefit) expense in other comprehensive income (loss) related to its defined benefit plans of ($13.7) million, $3.0 million and $1.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Pretax amounts recorded in accumulated other comprehensive loss not yet recognized in net periodic benefit cost as of December 31, 2019 and 2018, are shown below (in millions):

	Pension				Other Postretirement
	December 31, 2019		December 31, 2018		December 31, 2019		December 31, 2018
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Net unrecognized actuarial gain (loss)	$(105.9)	$(135.9)	$(86.1)	$(106.8)	$19.6	$(0.9)	$26.6	$(0.9)
Prior service (cost) credit	—	(1.2)	—	(0.6)	1.9	0.1	1.9	0.3
	$(105.9)	$(137.1)	$(86.1)	$(107.4)	$21.5	$(0.8)	$28.5	$(0.6)

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Pretax amounts recorded in accumulated other comprehensive loss as of December 31, 2019, that are expected to be recognized as components of net periodic benefit cost in the year ending December 31, 2020, are shown below (in millions):

	Pension		Other Postretirement
	U.S.	Foreign	U.S.	Foreign
Net unrecognized actuarial gain (loss)	$(2.3)	$(4.7)	$1.6	$—
Prior service credit	—	—	0.2	—
	$(2.3)	$(4.7)	$1.8	$—

The Company uses the corridor approach when amortizing actuarial gains and losses. Under the corridor approach, net unrecognized actuarial gains and losses in excess of 10% of the greater of i) the projected benefit obligation or ii) the fair value of plan assets are amortized over future periods. For plans with little to no active participants, the amortization period is the remaining average life expectancy of the participants. For plans with active participants, the amortization period is the remaining average service period of the active participants. The amortization periods range from 5 to 36 years for the Company's defined benefit pension plans and from 2 to 18 years for the Company's other postretirement benefit plans.
Net Periodic Pension and Other Postretirement Benefit Cost (Credit)
The components of the Company’s net periodic pension benefit cost are shown below (in millions):

	Year Ended December 31,
	2019		2018		2017
Pension	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$0.1	$6.3	$0.1	$6.9	$0.1	$7.3
Interest cost	18.6	14.7	19.8	14.7	21.8	15.0
Expected return on plan assets	(20.2)	(20.9)	(27.3)	(23.0)	(24.0)	(22.9)
Amortization of actuarial loss	1.8	7.8	2.0	6.2	2.6	5.1
Curtailment (gain) loss	—	(2.3)	—	0.4	—	0.9
Settlement losses	0.1	—	5.7	—	0.2	0.8
Net periodic benefit cost	$0.4	$5.6	$0.3	$5.2	$0.7	$6.2

The components of the Company’s net periodic other postretirement benefit cost (credit) are shown below (in millions):

	Year Ended December 31,
	2019		2018		2017
Other Postretirement	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$0.3	$—	$0.4	$0.1	$0.5
Interest cost	2.1	1.3	1.9	1.4	2.4	1.5
Amortization of actuarial (gain) loss	(2.3)	—	(2.2)	0.2	(2.6)	0.3
Amortization of prior service credit	(0.2)	(0.2)	(0.2)	(0.3)	—	(0.4)
Curtailment gain	—	(10.6)	—	—	—	—
Special termination benefits	—	—	—	—	—	0.1
Net periodic benefit cost (credit)	$(0.4)	$(9.2)	$(0.5)	$1.7	$(0.1)	$2.0

For the year ended December 31, 2019, the Company recognized an other postretirement curtailment gain of $10.6 million related to its restructuring actions (Note 4, "Restructuring").
For the year ended December 31, 2018, the Company recognized pension settlement losses of $5.4 million related to its Annuity Purchase described above.
For the year ended December 31, 2017, the Company recognized pension curtailment and settlement losses of $1.7 million related to its restructuring actions (Note 4, "Restructuring").
Accounting Standards Update
On January 1, 2018, the Company adopted ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The new standard requires the classification of the non-service cost components of net

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

periodic benefit cost in other (income) expense, net and the classification of the service cost component in the same line item as other current employee compensation costs. The provisions of the standard were applied retrospectively. As a result, the consolidated statement of income for the year ended December 31, 2016, was restated to reflect the non-cash settlement charge of $34.2 million related to the Company's Lump-Sum Payout as other (income) expense, net with corresponding decreases in cost of sales of $20.5 million and selling, general and administrative expenses of $13.7 million. The adoption of ASU 2017-07 did not impact the Company's financial statements for the year ended December 31, 2017.
Assumptions
The weighted average actuarial assumptions used in determining the benefit obligations are shown below:

	Pension		Other Postretirement
December 31,	2019	2018	2019	2018
Discount rate:
Domestic plans	3.4%	4.3%	3.2%	4.2%
Foreign plans	2.6%	3.4%	3.1%	3.8%
Rate of compensation increase:
Foreign plans	3.7%	3.4%	N/A	N/A

The weighted average actuarial assumptions used in determining the net periodic benefit cost (credit) are shown below:

For the year ended December 31,	2019	2018	2017
Pension
Discount rate:
Domestic plans	4.3%	3.6%	4.1%
Foreign plans	3.4%	3.1%	3.3%
Expected return on plan assets:
Domestic plans	6.3%	6.5%	7.3%
Foreign plans	5.9%	5.9%	6.3%
Rate of compensation increase:
Foreign plans	3.4%	3.3%	3.3%
Other postretirement
Discount rate:
Domestic plans	4.2%	3.5%	3.9%
Foreign plans	3.8%	3.5%	3.9%

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
Healthcare Trend Rate
Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. As of December 31, 2019, the sensitivity to a 100 basis point ("bp") change in the assumed healthcare cost trend rates is shown below (in millions):

	Postretirement Benefit Obligation	Net Periodic Postretirement Cost
100 bp increase in healthcare cost trend rates	$9.7	$0.5
100 bp decrease in healthcare cost trend rates	$(8.2)	$(0.4)

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The assumed healthcare cost trend rates used to measure the postretirement benefit obligation as of December 31, 2019, are shown below:

	U.S. Plans	Foreign Plans
Initial healthcare cost trend rate	6.8%	4.7%
Ultimate healthcare cost trend rate	4.5%	4.0%
Year ultimate healthcare cost trend rate achieved	2028	2040

Plan Assets
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s pension plan assets measured at fair value on a recurring basis as of December 31, 2019 and 2018, are shown below (in millions):

	December 31, 2019
	Total	Level 1	Level 2	Level 3	Valuation Technique
U.S. Plans:
Equity securities -
Equity funds	$103.6	$81.5	$22.1	$—	Market
Common stock	77.4	45.5	31.9	—	Market
Fixed income -
Fixed income funds	76.0	76.0	—	—	Market
Corporate bonds	53.9	—	53.9	—	Market
Government obligations	7.3	—	7.3	—	Market
Preferred stock	1.2	0.6	0.6	—	Market
Cash and short-term investments	14.0	8.4	5.6	—	Market
Assets at fair value	333.4	$212.0	$121.4	$—
Investments measured at net asset value -
Alternative investments	43.2
Assets at fair value	$376.6
Foreign Plans:
Equity securities -
Equity funds	$148.4	$—	$148.4	$—	Market
Common stock	66.7	66.7	—	—	Market
Fixed income -
Fixed income funds	45.6	—	45.6	—	Market
Corporate bonds	31.5	—	31.5	—	Market
Government obligations	55.8	—	55.8	—	Market
Cash and short-term investments	10.9	7.7	3.2	—	Market
Assets at fair value	358.9	$74.4	$284.5	$—
Investments measured at net asset value -
Alternative investments	37.9
Assets at fair value	$396.8

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	December 31, 2018
	Total	Level 1	Level 2	Level 3	Valuation Technique
U.S. Plans:
Equity securities -
Equity funds	$89.1	$74.4	$14.7	$—	Market
Common stock	61.2	33.6	27.6	—	Market
Fixed income -
Fixed income funds	78.6	78.6	—	—	Market
Corporate bonds	47.7	—	47.7	—	Market
Government obligations	1.0	—	1.0	—	Market
Preferred stock	1.3	0.8	0.5	—	Market
Cash and short-term investments	4.2	0.2	4.0	—	Market
Assets at fair value	283.1	$187.6	$95.5	$—
Investments measured at net asset value -
Alternative investments	47.5
Assets at fair value	$330.6
Foreign Plans:
Equity securities -
Equity funds	$138.1	$—	$138.1	$—	Market
Common stock	58.3	58.3	—	—	Market
Fixed income -
Fixed income funds	28.2	—	28.2	—	Market
Corporate bonds	32.9	—	32.9	—	Market
Government obligations	52.8	—	52.8	—	Market
Cash and short-term investments	7.4	4.0	3.4	—	Market
Assets at fair value	317.7	$62.3	$255.4	$—
Investments measured at net asset value -
Alternative investments	34.1
Assets at fair value	$351.8

For further information on the GAAP fair value hierarchy, see Note 15, "Financial Instruments." Pension plan assets for the foreign plans relate to the Company’s pension plans primarily in Canada and the United Kingdom.
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
Contributions
In 2020, the Company's minimum required contributions to its domestic and foreign pension plans are expected to be approximately $15.0 million to $20.0 million. The Company may elect to make contributions in excess of minimum funding requirements in response to investment performance or changes in interest rates or when the Company believes that it is financially advantageous to do so and based on its other cash requirements. After 2020, the Company’s minimum funding requirements will depend on several factors, including investment performance and interest rates. The Company’s minimum funding requirements may also be affected by changes in applicable legal requirements.
Benefit Payments
As of December 31, 2019, the Company’s estimate of expected benefit payments in each of the five succeeding years and in the aggregate for the five years thereafter are shown below (in millions):

	Pension		Other Postretirement
Year	U.S.	Foreign	U.S.	Foreign
2020	$20.1	$22.0	$4.0	$1.4
2021	20.9	18.8	3.9	1.5
2022	22.6	20.2	3.9	1.5
2023	23.3	20.0	3.9	1.5
2024	23.3	20.7	3.9	1.5
Five years thereafter	126.3	122.5	17.6	7.1

Multi-Employer Pension Plans
The Company currently participates in two multi-employer pension plans, the U.A.W. Labor-Management Group Pension Plan (EIN 51-6099782-001) and UNITE Here National Retirement Fund (EIN 13-6130178-001), for certain of its employees. Contributions to these plans are based on four collective bargaining agreements. One of the agreements expires on April 24, 2020, two expire on July 3, 2020, and one expires on June 30, 2022. Detailed information related to these plans is shown below (amounts in millions):

	Pension Protection Act Zone Status				Contributions to Multiemployer Pension Plans
Employer Identification Number ("EIN")	December 31, 2019 Certification	December 31, 2018 Certification	FIP/RP Pending or Implemented	Surcharge	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
51-6099782-001	Green	Green	Yes	No	$0.5	$0.6	$0.6
13-6130178-001	Red	Red	Yes	No	0.4	0.4	0.4

For its plan years 2019 and 2018, the Company's contributions to the U.A.W. Labor-Management Group Pension Plan represented more than 5% of the plan's total contributions.
Defined Contribution Plan
The Company also sponsors defined contribution plans and participates in government-sponsored programs in certain foreign countries. Contributions are determined as a percentage of each covered employee’s salary. For the years ended December 31, 2019, 2018 and 2017, the aggregate cost of the defined contribution plans was $14.0 million, $13.7 million and $15.0 million, respectively.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Company also has a defined contribution retirement program for its salaried employees. Contributions to this program are determined as a percentage of each covered employee’s eligible compensation. For the years ended December 31, 2019, 2018 and 2017, the Company recorded expense of $17.6 million, $21.5 million and $21.3 million, respectively, related to this program.
(10) Revenue Recognition
A summary of the Company’s revenue by reportable operating segment and geography is shown below (in millions):

For the year ended December 31,	2019
	Seating	E-Systems	Total
North America	$6,265.2	$1,100.3	$7,365.5
Europe and Africa	5,620.2	2,165.3	7,785.5
Asia	2,710.7	1,257.6	3,968.3
South America	501.1	189.9	691.0
	$15,097.2	$4,713.1	$19,810.3

For the year ended December 31,	2018
	Seating	E-Systems	Total
North America	$6,549.7	$1,110.9	$7,660.6
Europe and Africa	6,299.0	2,427.9	8,726.9
Asia	2,624.6	1,415.4	4,040.0
South America	548.6	172.4	721.0
	$16,021.9	$5,126.6	$21,148.5

For the year ended December 31,	2017
	Seating	E-Systems	Total
North America	$6,695.6	$1,092.5	$7,788.1
Europe and Africa	5,850.4	2,286.1	8,136.5
Asia	2,761.7	1,033.2	3,794.9
South America	565.3	182.2	747.5
	$15,873.0	$4,594.0	$20,467.0

(11) Capital Stock, Accumulated Other Comprehensive Loss and Equity
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
Common Stock Share Repurchase Program
Since the first quarter of 2011, the Company's Board of Directors has authorized $5.8 billion in share repurchases under its common stock share repurchase program. As of December 31, 2019, the Company has paid $4.6 billion in aggregate for repurchases of its common stock, at an average price of $89.83 per share, excluding commissions and related fees.
Share repurchases are shown below (in millions except for shares and per share amounts):

For the year ended December 31,	Aggregate Repurchases (1)	Cash paid for Repurchases	Number of Shares	Average Price per Share (2)
2019	$380.4	$384.7	2,819,081	$134.95
2018	$705.2	$704.9	4,308,418	$163.69
2017	$454.4	$450.5	3,014,131	$150.77

(1)	2018 and 2019 include purchases prior to the increased authorization.

(2)	Excludes commissions.
As of December 31, 2019, the Company has a remaining repurchase authorization of $1.2 billion under its current common stock share repurchase program, which will expire on December 31, 2021. The Company may implement these share repurchases through a variety of methods, including, but not limited to, open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which the Company will repurchase its outstanding common stock and the timing of such repurchases will depend upon its financial condition, prevailing market conditions, alternative uses of capital and other factors.
In addition to shares repurchased under the Company’s common stock share repurchase program described above, the Company classified shares withheld from the settlement of the Company’s restricted stock unit and performance share awards to cover tax withholding requirements as common stock held in treasury in the accompanying consolidated balance sheets as of December 31, 2019 and 2018.
In 2018, the Company’s Board of Directors approved the retirement of 8 million shares of common stock held in treasury. These retired shares are reflected as authorized, but not issued, in the accompanying consolidated balance sheets as of December 31, 2019 and 2018. The retirement of shares held in treasury resulted in a reduction in the par value of common stock, additional paid-in capital and retained earnings of $0.1 million, $155.9 million and $1,014.2 million, respectively. These reductions were offset by a corresponding reduction in shares held in treasury of $1,170.2 million. Accordingly, there was no effect on stockholders' equity as a result of this transaction.
In 2017, the Company’s Board of Directors approved the retirement of 8 million shares of common stock held in treasury. These retired shares are reflected as authorized, but not issued, in the accompanying consolidated balance sheets as of December 31, 2019 and 2018. The retirement of shares held in treasury resulted in a reduction in the par value of common stock, additional paid-in capital and retained earnings of $0.1 million, $155.9 million and $735.5 million, respectively. These reductions were offset by a corresponding reduction in shares held in treasury of $891.5 million. Accordingly, there was no effect on stockholders' equity as a result of this transaction.
Quarterly Dividend
In 2019, 2018 and 2017, the Company’s Board of Directors declared quarterly cash dividends of $0.75, $0.70 and $0.50, respectively, per share of common stock. Dividends declared and paid are shown below (in millions):

For the year ended December 31,	2019	2018	2017
Dividends declared	$186.3	$185.8	$140.3
Dividends paid	$186.3	$186.3	$137.7

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
A summary of changes in accumulated other comprehensive loss, net of tax is shown below (in millions):

For the year ended December 31,	2019	2018	2017
Defined benefit plans:
Balance at beginning of year	$(172.8)	$(184.0)	$(192.8)
Reclassification adjustments (net of tax expense of $2.0 million in 2019, $2.4 million in 2018 and $1.1 million in 2017)	5.0	9.0	4.9
Other comprehensive income (loss) recognized during the period (net of tax benefit (expense) of $15.7 million in 2019, ($0.6) million in 2018 and ($0.4) million in 2017)	(49.8)	2.2	3.9
Balance at end of year	$(217.6)	$(172.8)	$(184.0)
Derivative instruments and hedge activities:
Balance at beginning of year	$(9.7)	$(22.9)	$(45.1)
Reclassification adjustments (net of tax benefit (expense) of $10.2 million in 2019, $4.1 million in 2018 and ($3.1) million in 2017)	(38.0)	(15.2)	6.4
Other comprehensive income recognized during the period (net of tax expense of $15.7 million in 2019, $7.4 million in 2018 and $12.8 million in 2017)	57.5	28.4	15.8
Balance at end of year	$9.8	$(9.7)	$(22.9)
Currency translation adjustments:
Balance at beginning of year	$(523.3)	$(306.5)	$(597.7)
Other comprehensive income (loss) recognized during the period (net of tax benefit of $0.9 million in 2019, $2.3 million in 2018 and $— million in 2017)	(41.6)	(216.8)	291.2
Balance at end of year	$(564.9)	$(523.3)	$(306.5)

For the years ended December 31, 2019, 2018 and 2017, other comprehensive income (loss) related to currency translation adjustments includes pretax gains (losses) related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future of ($0.5) million, ($1.2) million and $0.9 million, respectively.
For the year ended December 31, 2019, other comprehensive loss related to currency translation adjustments also includes net investment hedge losses of $4.4 million.
Redeemable Noncontrolling Interest
In accordance with GAAP, the Company records redeemable noncontrolling interests at the greater of (1) the initial carrying amount adjusted for the noncontrolling interest holder’s share of total comprehensive income or loss and dividends ("noncontrolling interest carrying value") or (2) the redemption value as of and based on conditions existing as of the reporting date. Required redemption adjustments are recorded as an increase to redeemable noncontrolling interests, with an offsetting adjustment to retained earnings. The redeemable noncontrolling interest is classified in mezzanine equity in the accompanying consolidated balance sheets as of December 31, 2019 and 2018.
Noncontrolling Interests
In 2019, the Company deconsolidated GACC as it no longer controls the entity. In 2018 and 2017, the Company gained control of Lear FAWSN and Lear STEC, respectively. For further information related to these transactions, see Note 5, "Investments in Affiliates and Other Related Party Transactions."

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(12) Stock-Based Compensation
As of November 9, 2009, the Company adopted the Lear Corporation 2009 Long-Term Stock Incentive Plan (as amended, the "2009 LTSIP"). The 2009 LTSIP reserved 11,815,748 shares of common stock for issuance under stock option, restricted stock, restricted stock unit, restricted unit, performance share, performance unit and stock appreciation right awards. As of May 16, 2019, the Company adopted the Lear Corporation 2019 Long-Term Stock Incentive Plan (the "2019 LTSIP"), after which no awards will be issued under the 2009 LTSIP. The 2019 LTSIP reserves 2,526,858 shares of common stock plus shares of common stock awarded under the 2009 LTSIP that are cancelled subsequent to May 16, 2019, for issuance under stock option, restricted stock, restricted stock unit, restricted unit, performance share, performance unit and stock appreciation right awards. In addition, the Company adopted the Lear Corporation 2019 Inducement Grant Plan ("Inducement Plan") as of April 17, 2019, in conjunction with the acquisition of Xevo. The Inducement Plan reserved 146,516 shares of common stock for issuance under restricted stock and restricted stock unit awards, of which 145,202 awards were granted on April 17, 2019. The remaining shares under the Inducement Plan will not be awarded.
Under the 2009 LTSIP, the 2019 LTSIP and the Inducement Plan, the Company has granted restricted stock units and performance shares to certain of its employees. The restricted stock units and performance shares generally vest in three years following the grant date. For the years ended December 31, 2019, 2018 and 2017, the Company recognized compensation expense related to the restricted stock unit and performance share awards of $22.3 million, $40.1 million and $68.7 million, respectively. Unrecognized compensation expense related to the restricted stock unit and performance share awards of $48.3 million will be recognized over the next 1.8 years on a weighted average basis. In accordance with the provisions of the restricted stock unit and performance share awards, the Company withholds shares from the settlement of such awards to cover minimum statutory tax withholding requirements. The withheld shares are classified as common stock held in treasury in the accompanying consolidated balance sheets as of December 31, 2019 and 2018.
A summary of restricted stock unit and performance share transactions for the year ended December 31, 2019, is shown below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2018	517,331	$125.30	920,706	$139.56
Granted	379,242	$134.65	383,798	$124.48
Distributed (vested)	(156,974)		(364,054)
Cancelled	(34,463)		(90,906)
Outstanding as of December 31, 2019 (1)	705,136	$128.71	849,544	$140.83

Vested or expected to vest as of December 31, 2019	705,136		200,863

(1)	Outstanding performance shares are reflected at the maximum possible payout that may be earned during the relevant performance periods.
The grant date fair values of restricted stock units are based on the share price on the grant date. The grant date fair values of performance shares were based on a Monte Carlo simulation in 2019 and on the share price on the grant date in 2018 and 2017. The weighted average grant date fair value of restricted stock units granted in 2018 and 2017 was $168.86 and $142.14, respectively. The weighted average grant date fair value of performance shares granted in 2018 and 2017 was $179.40 and $132.94, respectively.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(13) Commitments and Contingencies
Legal and Other Contingencies
As of December 31, 2019 and 2018, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $14.0 million and $11.0 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.
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
A summary of the changes in reserves for product liability and warranty claims for each of the periods in the two years ended December 31, 2019, is shown below (in millions):

Balance as of January 1, 2018	$46.5
Expense, net, including changes in estimates	8.6
Settlements	(25.3)
Foreign currency translation and other	(1.3)
Balance as of December 31, 2018	28.5
Expense, net, including changes in estimates	17.9
Settlements	(15.2)
Foreign currency translation and other	0.8
Balance as of December 31, 2019	$32.0

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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

As of December 31, 2019 and 2018, the Company had recorded environmental reserves of $9.3 million and $9.0 million, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
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
Employees
Approximately 50% of the Company’s employees are members of industrial trade unions and are employed under the terms of various labor agreements. Labor agreements covering approximately 88% of the Company’s global unionized workforce of approximately 81,500 employees, including labor agreements in the United States and Canada covering approximately 2% of the Company’s global unionized workforce, are scheduled to expire in 2020. Management does not anticipate any significant difficulties with respect to the renewal of these agreements.
(14) Segment Reporting
A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Year Ended December 31, 2019
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$15,097.2	$4,713.1	$—	$19,810.3
Segment earnings (1)	961.2	366.3	(257.3)	1,070.2
Depreciation and amortization	331.0	163.0	15.9	509.9
Capital expenditures	370.4	213.9	19.6	603.9
Total assets	7,277.6	3,068.1	2,335.0	12,680.7

	Year Ended December 31, 2018
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$16,021.9	$5,126.6	$—	$21,148.5
Segment earnings (1)	1,263.6	628.5	(238.0)	1,654.1
Depreciation and amortization	323.5	146.2	14.7	484.4
Capital expenditures	459.8	208.4	8.8	677.0
Total assets	6,857.5	2,452.0	2,291.2	11,600.7

	Year Ended December 31, 2017
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$15,873.0	$4,594.0	$—	$20,467.0
Segment earnings (1)	1,250.8	641.6	(284.1)	1,608.3
Depreciation and amortization	289.5	123.4	14.8	427.7
Capital expenditures	398.3	176.3	19.9	594.5

(1)	For a definition of segment earnings, see Note 2 , "Summary of Significant Accounting Policies — Segment Reporting."

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

For the year ended December 31, 2019, segment earnings include restructuring charges of $150.1 million, $38.0 million and $2.1 million in the Seating and E-Systems segments and in the other category, respectively. The Company expects to incur approximately $33 million and approximately $22 million of additional restructuring costs in the Seating and E-Systems segments, respectively, related to activities initiated as of December 31, 2019, and expects that the components of such costs will be consistent with its historical experience.
For the year ended December 31, 2018, segment earnings include restructuring charges of $62.3 million, $20.9 million and $4.8 million in the Seating and E-Systems segments and in the other category, respectively
For the year ended December 31, 2017, segment earnings include restructuring charges of $45.7 million, $19.9 million and $7.9 million in the Seating and E-Systems segments and in the other category.
For further information, see Note 4, "Restructuring."
A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

For the year ended December 31,	2019	2018	2017
Segment earnings	$1,327.5	$1,892.1	$1,892.4
Corporate and regional headquarters and elimination of intercompany activity ("Other")	(257.3)	(238.0)	(284.1)
Consolidated income before interest, other expense, provision for income taxes and equity in net income of affiliates	1,070.2	1,654.1	1,608.3
Interest expense	92.0	84.1	85.7
Other (income) expense, net	24.6	31.6	(4.1)
Consolidated income before provision for income taxes and equity in net income of affiliates	$953.6	$1,538.4	$1,526.7

Revenues from external customers and tangible long-lived assets for each of the geographic areas in which the Company operates is shown below (in millions):

For the year ended December 31,	2019	2018	2017
Revenues from external customers
United States	$3,658.5	$3,717.7	$3,955.1
Mexico	3,058.6	3,236.9	3,170.9
China	2,579.7	2,781.5	2,519.3
Germany	1,698.7	2,187.2	2,139.4
Other countries	8,814.8	9,225.2	8,682.3
Total	$19,810.3	$21,148.5	$20,467.0

December 31,	2019	2018
Tangible long-lived assets (1)
United States	$549.8	$422.9
Mexico	700.1	617.1
China	450.2	344.4
Germany	204.9	183.3
Other countries	1,326.2	1,030.4
Total	$3,231.2	$2,598.1

(1)	Tangible long-lived assets include property, plant and equipment and right-of-use assets.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following is a summary of the percentage of revenues from major customers:

For the year ended December 31,	2019	2018	2017
General Motors	18.2%	18.1%	18.0%
Ford	13.8%	15.6%	18.3%
Daimler	11.1%	9.9%	8.7%
Volkswagen	10.9%	9.6%	7.8%

(15) Financial Instruments
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

December 31,	2019	2018
Estimated aggregate fair value (1)	$2,384.6	$1,921.6
Aggregate carrying value (1) (2)	2,334.4	1,967.2

(1)	Term Loan Facility and Notes (excludes "other" debt).

(2)	Excludes the impact of unamortized debt issuance costs and original issue discount.
Cash, Cash Equivalents and Restricted Cash
The Company has cash that is legally restricted as to use or withdrawal. A reconciliation of cash and cash equivalents reported on the accompanying consolidated balance sheets to cash, cash equivalents and restricted cash reported on the consolidated statements of cash flows is shown below (in millions):

December 31,	2019	2018	2017
Balance sheet - cash and cash equivalents	$1,487.7	$1,493.2	$1,500.4
Restricted cash included in other current assets	15.9	8.7	—
Restricted cash included in other long-term assets	6.8	17.9	—
Statement of cash flows - cash, cash equivalents and restricted cash	$1,510.4	$1,519.8	$1,500.4

Marketable Equity Securities
Marketable equity securities, which the Company accounts for under the fair value option, are included in the accompanying consolidated balance sheets as shown below (in millions):

December 31,	2019	2018
Other current assets	$17.1	$4.8
Other long-term assets	42.1	42.5
	$59.2	$47.3

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
Equity Securities Without Readily Determinable Fair Values
As of December 31, 2019 and 2018, investments in equity securities without readily determinable fair values of $15.2 million and $12.7 million, respectively, are included in other long-term assets in the accompanying consolidated balance sheets. Such investments are valued at cost, less any impairment, and adjusted for changes resulting from observable, orderly transactions

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

for identical or similar securities. For the year ended December 31, 2019, the Company recognized an impairment charge of $5.0 million related to one of its equity securities without a readily determinable fair value.
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
Net Investment Hedges
The Company uses cross-currency interest rate swaps which are designated as net investment hedges of the foreign currency rate exposure of its investment in certain Euro-denominated subsidiaries. For the year ended December 31, 2019, contra interest expense on net investment hedges was $1.8 million and is included in interest expense in the accompanying consolidated statement of income.
Interest Rate Swaps
As of December 31, 2018, the estimated fair value of forward starting interest rate swap contracts with a notional amount of $500.0 million was $14.7 million and is included in other current liabilities in the accompanying consolidated balance sheet.
Balance Sheet Classification
The notional amount, estimated aggregate fair value and related balance sheet classification of the Company's foreign currency and net investment hedge contracts are shown below (in millions, except for maturities):

December 31,	2019	2018
Fair value of foreign currency contracts designated as cash flow hedges:
Other current assets	$44.0	$20.6
Other long-term assets	7.3	2.8
Other current liabilities	(4.5)	(8.4)
Other long-term liabilities	(0.2)	(2.0)
	46.6	13.0
Notional amount	$1,465.8	$1,499.0
Outstanding maturities in months, not to exceed	24	24
Fair value of derivatives designated as net investment hedges:
Other long-term liabilities	$(4.4)	$—
Notional amount	$300.0	$—
Outstanding maturities in months, not to exceed	57	N/A
Fair value of foreign currency contracts not designated as hedge instruments:
Other current assets	$6.9	$6.1
Other current liabilities	(3.2)	(4.8)
	3.7	1.3
Notional amount	$697.0	$654.0
Outstanding maturities in months, not to exceed	12	12
Total fair value	$45.9	$14.3
Total notional amount	$2,462.8	$2,153.0

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Accumulated Other Comprehensive Loss - Derivative Instruments and Hedge Activities
Pretax amounts related to foreign currency, interest rate swap and net investment hedge contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

For the year ended December 31,	2019	2018	2017
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign currency contracts	$82.4	$50.5	$28.8
Interest rate swap contracts	(9.2)	(14.7)	—
Net investment hedges	(4.4)	—	—
	68.8	35.8	28.8
(Gains) losses reclassified from accumulated other comprehensive loss to:
Net sales	3.8	2.3	2.1
Cost of sales	(52.6)	(21.6)	7.4
Interest expense	1.1	—	—
	(47.7)	(19.3)	9.5
Comprehensive income	$21.1	$16.5	$38.3

As of December 31, 2019 and 2018, pretax net gains (losses) of $19.4 million and ($1.7) million, respectively, related to the Company’s derivative instruments and hedge activities were recorded in accumulated other comprehensive loss.
During the next twelve month period, net gains (losses) expected to be reclassified into earnings are shown below (in millions):

Net gains related to foreign currency contracts	$39.5
Net losses related to interest rate swap contracts	(2.4)
Net losses related to net investment hedges	—
Total	$37.1

Such gains and losses will be reclassified at the time that the underlying hedged transactions are realized.
For the years ended December 31, 2019, 2018 and 2017, the Company recognized tax expense of $5.5 million, $3.3 million and $15.9 million, respectively, in other comprehensive income related to its derivative instruments and hedge activities.
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
Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018, are shown below (in millions):

	December 31, 2019
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$50.3	Market / Income	$—	$50.3	$—
Net investment hedges	Recurring	(4.4)	Market / Income	—	(4.4)	—
Marketable equity securities	Recurring	59.2	Market	59.2	—	—

	December 31, 2018
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$14.3	Market / Income	$—	$14.3	$—
Interest rate swap contract	Recurring	(14.7)	Market / Income	—	(14.7)	—
Marketable equity securities	Recurring	47.3	Market	47.3	—	—

The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. If an estimate of the credit spread is required, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of December 31, 2019 and 2018, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy during 2019 and 2018.
For further information on fair value measurements and the Company’s defined benefit pension plan assets, see Note 9, "Pension and Other Postretirement Benefit Plans."
Items Measured at Fair Value on a Non-Recurring Basis
The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy.
In 2019, as a result of the acquisition of Xevo (Note 3, "Acquisitions"), Level 3 fair value estimates of $93.2 million related to intangible assets are recorded in the accompanying consolidated balance sheet as of December 31, 2019. The estimated fair values of these assets were based on third-party valuations and management's estimates, generally utilizing the income and cost approaches.
In 2019, as a result of the deconsolidation of GACC (Note 5, "Investments in Affiliates and Other Related Party Transactions"), the Company is accounting for its investment in GACC under the equity method. The Level 3 fair value estimate related to the Company's equity interest was based on the present value of future cash flows and reflects a discount for the lack of control and the lack of marketability associated with equity interests.
In 2019, the Company completed a quantitative goodwill impairment assessment for one of its reporting units. The Level 3 fair value estimate of the reporting unit was based on a third-party valuation and management's estimates, using a combination of the discounted cash flow method and guideline public company method.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

In 2018, as a result of the Lear FAWSN transaction (Note 5, "Investments in Affiliates and Other Related Party Transactions"), Level 3 fair value estimates related to property, plant and equipment of $11.0 million, intangible assets of $7.5 million and noncontrolling interests of $14.0 million are recorded in the accompanying consolidated balance sheets as of December 31, 2019 and 2018. In addition, the Lear FAWSN transaction required a Level 3 fair value estimate related to the Company's previously held equity interest of $23.0 million. These Level 3 fair value estimates were determined as of the effective date of the transaction.
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
As of December 31, 2019 and 2018, there were no additional significant assets or liabilities measured at fair value on a non-recurring basis.
For further information on assets and liabilities measured at fair value on a non-recurring basis, see Note 2, "Summary of Significant Accounting Policies," Note 3, "Acquisitions," and Note 5, "Investments in Affiliates and Other Related Party Transactions."
(16) Quarterly Financial Data (unaudited)
(In millions, except per share data)

	Thirteen Weeks Ended
	March 30, 2019	June 29, 2019	September 28, 2019	December 31, 2019
Net sales	$5,160.1	$5,007.6	$4,825.0	$4,817.6
Gross profit	473.2	478.2	459.3	326.8
Consolidated net income	246.1	202.0	238.6	144.0
Net income attributable to Lear	228.9	182.8	215.9	126.0
Basic net income per share attributable to Lear	3.75	2.92	3.59	2.51
Diluted net income per share attributable to Lear	3.73	2.92	3.58	2.50

In the first quarter of 2019, the Company recognized tax benefits of $18.4 million related to changes in the tax status of certain affiliates, $3.2 million related to share-based compensation and $15.6 million related to restructuring charges and various other items.
In the second quarter of 2019, the Company recognized tax benefits of $11.0 million related to restructuring charges and various other items, offset by tax expense of $10.4 million related to the establishment of a valuation allowance on the deferred tax assets of a foreign subsidiary. The Company also recognized a loss of $10.6 million related to the extinguishment of debt.
In the third quarter of 2019, the Company recognized tax benefits of $28.6 million related to research and development tax credits and $9.1 million related to restructuring charges and various other items. The Company also recognized a gain of $4.0 million related to the deconsolidation of an affiliate.
In the fourth quarter of 2019, the Company recognized tax benefits of $14.1 million related to the U.S. tax impact of the foreign tax credit regulations and $32.2 million related to restructuring charges and various other items. The Company also recognized curtailment gains of $12.9 million related to certain foreign pension and postretirement benefit plans and an impairment charge of $5.0 million related to an investment.
For further information, see Note 5, "Investments in Affiliates and Other Related Party Transactions," Note 6, "Debt," Note 8, "Income Taxes," and Note 9, "Pension and Other Postretirement Benefit Plans."

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
For further information see, Note 5, "Investments in Affiliates and Other Related Party Transactions," Note 8, "Income Taxes," and Note 9, "Pension and Other Postretirement Benefit Plans ."
(17) Accounting Pronouncements
The Company considers the applicability and impact of all ASUs issued by the FASB.
The Company considered the ASUs summarized below, effective for 2019:
Leases
In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, "Leases," which requires lessees to record right-of-use assets and related lease obligations on the balance sheet, as well as disclose key information regarding leasing arrangements. On January 1, 2019, the Company adopted the standard by applying the modified retrospective method without the restatement of comparative financial information, as permitted by the transition guidance (Note 7, "Leases").
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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
The Company has drafted its accounting policy with respect to the standard and continues to assess all potential impacts of the guidance; however, the Company does not expect the adoption to have a significant impact on its consolidated financial position, results of operations or cash flows. As required by the standard, the Company expects to make additional disclosures related to the nature of the change in accounting principle, the method of applying the change, the cumulative effect of adoption and the amount of its credit losses. The Company plans to adopt the standard effective January 1, 2020. The Company will continue to evaluate the effect of the standard on its ongoing financial reporting.
Simplifying the Test for Goodwill Impairment
Effective January 1, 2020, the standard simplifies the accounting for goodwill impairments and allows a goodwill impairment charge to be based on the amount of a reporting unit's carrying value in excess of its fair value. This eliminates the requirement to calculate the implied fair value of goodwill (i.e., "Step 2" under current guidance).

LEAR CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2019
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$33.2	$14.3	$(10.9)	$(0.6)	$36.0
Allowance for deferred tax assets	350.4	31.3	(30.7)	(6.2)	344.8
Total	$383.6	$45.6	$(41.6)	$(6.8)	$380.8

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2018
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$41.8	$11.4	$(17.5)	$(2.5)	$33.2
Allowance for deferred tax assets	402.2	24.5	(56.7)	(19.6)	350.4
Total	$444.0	$35.9	$(74.2)	$(22.1)	$383.6

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2017
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$32.8	$16.4	$(3.7)	$(3.7)	$41.8
Allowance for deferred tax assets	445.6	25.0	(91.9)	23.5	402.2
Total	$478.4	$41.4	$(95.6)	$19.8	$444.0

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

(b)	Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). In April 2019, the Company completed the acquisition of Xevo Inc. ("Xevo") and is currently integrating Xevo into its operations, compliance programs and internal control processes. Xevo constituted 2.9% of the Company's total assets as of December 31, 2019, including the goodwill and intangible assets recorded as part of the purchase price allocation, and 0.4% of the Company's net sales for the year ended December 31, 2019. SEC guidance allows companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year following an acquisition while integrating the acquired company. The Company has excluded the acquired operations of Xevo from its assessment of internal control over financial reporting. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

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

(d)	Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Equity Compensation Plan Information

As of December 31, 2019	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,554,680	(1)	$—	(2)	1,988,665
Equity compensation plans not approved by security holders	—		—		—
Total	1,554,680		$—		1,988,665

(1)
Includes 705,136 of outstanding restricted stock units and 849,544 of outstanding performance shares. Outstanding performance shares are reflected at the maximum possible payout that may be earned during the relevant performance periods.

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
Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Equity for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements
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
None.
ITEM 16 – FORM 10-K Summary
None.

Index to Exhibits

	Exhibit Number		Exhibit Name
	3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 9, 2009).
	3.2		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 9, 2009).
4.1
Indenture, dated March 26, 2010, among the Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 29, 2010).

4.2
Fifth Supplemental Indenture, dated November 21, 2014, among the Company, the Subsidiary Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 21, 2014).

4.3
Sixth Supplemental Indenture, dated June 25, 2015, among the Company, the Subsidiary Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2015).

4.4
Indenture, dated August 17, 2017, among the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 17, 2017).

4.5
First Supplemental Indenture, dated August 17, 2017, among the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 17, 2017).

4.6
Second Supplemental Indenture, dated May 1, 2019, among the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 1, 2019).

4.7
Third Supplemental Indenture, dated May 1, 2019, among the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 1, 2019).

**	4.8		Description of Lear Corporation's securities.
	10.1	*
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
Third Amendment to the Lear Corporation Pension Equalization Program, effective as of December 18, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2007).

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
Form of 2019 Performance Share Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2019).

	10.9	*
Form of 2019 Restricted Stock Unit Terms and Conditions under the Lear Corporation 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2019).

	10.10	*
Form of 2018 Restricted Stock Unit "Career Shares" Award Agreement under the Lear Corporation 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

**	10.11	*	Form of 2019 Restricted Stock Unit “Career Shares” Award Agreement under the Lear Corporation 2019 Long-Term Stock Incentive Plan.
10.12
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
Lear Corporation Outside Directors Compensation Plan, amended and restated effective May 16, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2019).

	10.16	*	Lear Corporation 2019 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on July 26, 2019).
	10.17	*
Form of RSU Grant Deferral Election under the Lear Corporation Outside Directors Compensation Plan, effective as of May 16, 2019 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2019).

	10.18	*
Form of 2019 Restricted Stock Unit Terms and Conditions for Non-Employee Directors under the Lear Corporation 2019 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2019).

	10.19	*
Employment Agreement, dated September 27, 2019, between Lear Corporation and Jason M. Cardew (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2019).

	10.20	*
Amended and Restated Employment Agreement, dated September 30, 2019, between Lear Corporation and Jeffrey H. Vanneste (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2019).

	10.21	*
Second Amended and Restated Employment Agreement, dated March 1, 2018, between the Company and Frank C. Orsini (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2018).

	10.22	*
Second Amended and Restated Employment Agreement, dated February 14, 2018, between the Company and Raymond E. Scott (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2018).

	10.23	*	Employment Agreement, dated June 25, 2019, between Lear Corporation and Harry A. Kemp (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 28, 2019).
	10.24	*
Second Amended and Restated Employment Agreement, dated June 25, 2019, between Lear Corporation and Terrence B. Larkin (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 28, 2019).

	10.25	*
Employment Agreement, dated August 8, 2019, between Lear Corporation and Carl A. Esposito (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 14, 2019).

	10.26	*	Employment Agreement, dated March 1, 2018, between the Company and Jeneanne M. Hanley (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 1, 2018).
	10.27	*
Employment Agreement, dated April 2, 2012, between the Company and Thomas A. DiDonato (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018).

	10.28	*
Lear Corporation Annual Incentive Plan (Amended and Restated as of January 1, 2014) (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 1, 2014).

	10.29	*
First Amendment to the Lear Corporation 2009 Long-Term Stock Incentive Plan (amended and restated as of January 1, 2014), effective as of January 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2017).

	10.30
Credit Agreement, dated as of August 8, 2017, among the Company, the foreign subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, HSBC Securities (USA) Inc., as syndication agent, Barclays Bank PLC, Citibank N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2017).

	10.31
Extension Agreement, dated March 27, 2019, related to the Credit Agreement, dated as of August 8, 2017, among the Company, the foreign subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, HSBC Securities (USA) Inc., as syndication agent, Barclays Bank PLC, Citibank N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2019).

	10.32	*
First Amendment to the Lear Corporation Annual Incentive Plan (amended and restated as of January 1, 2014), effective February 9, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2017).

**	10.33	*	Second amendment to the Lear Corporation Annual Incentive Plan (amended and restated January 1, 2014), effective December 19, 2019.
	10.34	*
Statement on Confidential Information, effective as of August 9, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

	10.35	*
First Amendment to the Lear Corporation Outside Directors Compensation Plan, effective September 13, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

	10.36	*
Lear Corporation Outside Directors Compensation Plan - Form of Stock Grant Deferral Election, effective as of September 13, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

	10.37	*
Anti-Hedging and Anti-Pledging Policy, amended and restated as of September 13, 2017 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

	10.38	*	Lear Corporation 2019 Inducement Grant Plan (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed on April 17, 2019).
**	21.1		List of subsidiaries of the Company.
**	23.1		Consent of Ernst & Young LLP.
**	31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
**	31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
**	32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.1
Debtors’ First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated September 18, 2009 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 5, 2009).

***	101.INS		XBRL Instance Document.
****	101.SCH		XBRL Taxonomy Extension Schema Document.
****	101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
****	101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
****	101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
****	101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
***	104		Cover Page Interactive Data File
______________________
*        Compensatory plan or arrangement.
**        Filed herewith.
***        The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data
File because their XBRL tags are embedded within the Inline XBRL document.
****        Submitted electronically with the Report.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 4, 2020.

Lear Corporation

By:	/s/ Raymond E. Scott
Raymond E. Scott
President and Chief Executive Officer and a Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Lear Corporation and in the capacities indicated on February 4, 2020.

/s/ Raymond E. Scott	/s/ Mary Lou Jepsen
Raymond E. Scott	Mary Lou Jepsen
President and Chief Executive Officer and a Director	a Director
(Principal Executive Officer)

/s/ Jason M. Cardew	/s/ Kathleen A. Ligocki
Jason M. Cardew	Kathleen A. Ligocki
Senior Vice President and Chief Financial Officer	a Director
(Principal Financial Officer)

/s/ Amy A. Doyle	/s/ Conrad L. Mallett, Jr.
Amy A. Doyle	Conrad L. Mallett, Jr.
Vice President and Chief Accounting Officer	a Director
(Principal Accounting Officer)
/s/ Gregory C. Smith
/s/ Thomas P. Capo	Gregory C. Smith
Thomas P. Capo	a Director
a Director
/s/ Henry D.G. Wallace
/s/ Mei-Wei Cheng	Henry D.G. Wallace
Mei-Wei Cheng	Non-Executive Chairman of the Board of Directors and
a Director	a Director

/s/ Jonathan F. Foster
Jonathan F. Foster
a Director