Form 10-Q
period 2020-04-04
LEAR CORP
filed 2020-05-08
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2020.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2020, the number of shares outstanding of the registrant’s common stock was 59,919,614 shares.

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED APRIL 4, 2020

LEAR CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We have prepared the unaudited condensed consolidated financial statements of Lear Corporation and subsidiaries pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended December 31, 2019.
The financial information presented reflects all adjustments (consisting of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations, cash flows and financial position for the interim periods presented. These results are not necessarily indicative of a full year’s results of operations.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	April 4, 2020(1)	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,449.1	$1,487.7
Accounts receivable	2,472.1	2,982.6
Inventories	1,324.3	1,258.2
Other	663.0	678.2
Total current assets	6,908.5	6,406.7
LONG-TERM ASSETS:
Property, plant and equipment, net	2,608.4	2,704.2
Goodwill	1,592.2	1,614.3
Other	1,913.2	1,955.5
Total long-term assets	6,113.8	6,274.0
Total assets	$13,022.3	$12,680.7

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$9.6	$19.2
Revolving credit facility borrowings	1,000.0	—
Accounts payable and drafts	2,496.5	2,821.7
Accrued liabilities	1,826.7	1,811.2
Current portion of long-term debt	15.7	14.1
Total current liabilities	5,348.5	4,666.2
LONG-TERM LIABILITIES:
Long-term debt	2,306.8	2,293.7
Other	1,070.2	1,101.3
Total long-term liabilities	3,377.0	3,395.0

Redeemable noncontrolling interest	113.5	118.4

EQUITY:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 64,563,291 shares issued as of April 4, 2020 and December 31, 2019	0.6	0.6
Additional paid-in capital	946.0	969.1
Common stock held in treasury, 4,645,124 and 4,127,806 shares as of April 4, 2020 and December 31, 2019, respectively, at cost	(615.6)	(563.1)
Retained earnings	4,741.8	4,715.8
Accumulated other comprehensive loss	(1,049.3)	(772.7)
Lear Corporation stockholders’ equity	4,023.5	4,349.7
Noncontrolling interests	159.8	151.4
Equity	4,183.3	4,501.1
Total liabilities and equity	$13,022.3	$12,680.7

(1)	Unaudited.
The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions, except share and per share data)

	Three Months Ended
	April 4, 2020	March 30, 2019
Net sales	$4,457.7	$5,160.1

Cost of sales	4,123.5	4,686.9
Selling, general and administrative expenses	143.7	148.3
Amortization of intangible assets	17.1	12.7
Interest expense	24.4	20.9
Other expense, net	40.5	4.4
Consolidated income before provision for income taxes and equity in net income of affiliates	108.5	286.9
Provision for income taxes	26.5	43.1
Equity in net income of affiliates	(1.6)	(2.3)
Consolidated net income	83.6	246.1
Less: Net income attributable to noncontrolling interests	7.2	17.2
Net income attributable to Lear	$76.4	$228.9

Basic net income per share available to Lear common stockholders (Note 14)	$1.26	$3.75

Diluted net income per share available to Lear common stockholders (Note 14)	$1.26	$3.73

Cash dividends declared per share	$0.77	$0.75

Average common shares outstanding	60,509,450	62,818,792

Average diluted shares outstanding	60,678,590	63,123,197

Consolidated comprehensive income (loss) (Condensed Consolidated Statements of Equity)	$(197.8)	$248.2
Less: Comprehensive income attributable to noncontrolling interests	2.4	25.0
Comprehensive income (loss) attributable to Lear	$(200.2)	$223.2
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended April 4, 2020
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at January 1, 2020	$0.6	$969.1	$(563.1)	$4,715.8	$(772.7)	$4,349.7
Comprehensive income (loss):
Net income	—	—	—	76.4	—	76.4
Other comprehensive loss	—	—	—	—	(276.6)	(276.6)
Total comprehensive income (loss)	—	—	—	76.4	(276.6)	(200.2)
Adoption of ASU 2016-13 (Note 18)	—	—	—	(0.8)	—	(0.8)
Stock-based compensation	—	3.9	—	—	—	3.9
Net issuance of 123,831 shares held in treasury in settlement of stock-based compensation	—	(27.0)	17.5	(1.7)	—	(11.2)
Repurchase of 641,149 shares of common stock at average price of $109.22 per share	—	—	(70.0)	—	—	(70.0)
Dividends declared to Lear Corporation stockholders	—	—	—	(46.8)	—	(46.8)
Dividends declared to non-controlling interest holders	—	—	—	—	—	—
Redeemable non-controlling interest adjustment	—	—	—	(1.1)	—	(1.1)
Balance at April 4, 2020	$0.6	$946.0	$(615.6)	$4,741.8	$(1,049.3)	$4,023.5

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
(Unaudited; in millions, except share and per share data)

	Three Months Ended April 4, 2020
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity	Redeemable Non-controlling Interests
Balance at January 1, 2020	$4,349.7	$151.4	$4,501.1	$118.4
Comprehensive income (loss):
Net income	76.4	11.1	87.5	(3.9)
Other comprehensive loss	(276.6)	(2.7)	(279.3)	(2.1)
Total comprehensive income (loss)	(200.2)	8.4	(191.8)	(6.0)
Adoption of ASU 2016-13 (Note 18)	(0.8)	—	(0.8)	—
Stock-based compensation	3.9	—	3.9	—
Net issuance of 123,831 shares held in treasury in settlement of stock-based compensation	(11.2)	—	(11.2)	—
Repurchase of 641,149 shares of common stock at average price of $109.22 per share	(70.0)	—	(70.0)	—
Dividends declared to Lear Corporation stockholders	(46.8)	—	(46.8)	—
Dividends declared to non-controlling interest holders	—	—	—	—
Redeemable non-controlling interest adjustment	(1.1)	—	(1.1)	1.1
Balance at April 4, 2020	$4,023.5	$159.8	$4,183.3	$113.5

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
(Unaudited; in millions, except share and per share data)

	Three Months Ended March 30, 2019
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at January 1, 2019	$0.6	$1,017.4	$(225.1)	$4,113.6	$(705.8)	$4,200.7
Comprehensive income (loss):
Net income	—	—	—	228.9	—	228.9
Other comprehensive income (loss)	—	—	—	—	(5.7)	(5.7)
Total comprehensive income (loss)	—	—	—	228.9	(5.7)	223.2
Stock-based compensation	—	9.5	—	—	—	9.5
Net issuance of 280,020 shares held in treasury in settlement of stock-based compensation	—	(65.4)	37.4	(1.2)	—	(29.2)
Repurchase of 804,270 shares of common stock at average price of $146.56 per share	—	—	(117.9)	—	—	(117.9)
Dividends declared to Lear Corporation stockholders	—	—	—	(47.7)	—	(47.7)
Dividends declared to non-controlling interest holders	—	—	—	—	—	—
Redeemable non-controlling interest adjustment	—	—	—	6.7	—	6.7
Balance at March 30, 2019	$0.6	$961.5	$(305.6)	$4,300.3	$(711.5)	$4,245.3

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
(Unaudited; in millions, except share and per share data)

	Three Months Ended March 30, 2019
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity	Redeemable Non-controlling Interests
Balance at January 1, 2019	$4,200.7	$159.9	$4,360.6	$158.1
Comprehensive income (loss):
Net income	228.9	16.0	244.9	1.2
Other comprehensive income (loss)	(5.7)	3.8	(1.9)	4.0
Total comprehensive income (loss)	223.2	19.8	243.0	5.2
Stock-based compensation	9.5	—	9.5	—
Net issuance of 280,020 shares held in treasury in settlement of stock-based compensation	(29.2)	—	(29.2)	—
Repurchase of 804,270 shares of common stock at average price of $146.56 per share	(117.9)	—	(117.9)	—
Dividends declared to Lear Corporation stockholders	(47.7)	—	(47.7)	—
Dividends declared to non-controlling interest holders	—	(31.3)	(31.3)	—
Redeemable non-controlling interest adjustment	6.7	—	6.7	(6.7)
Balance at March 30, 2019	$4,245.3	$148.4	$4,393.7	$156.6

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended
	April 4, 2020	March 30, 2019
Cash Flows from Operating Activities:
Consolidated net income	$83.6	$246.1
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	130.5	123.6
Loss on extinguishment of debt	21.1	—
Net change in recoverable customer engineering, development and tooling	(45.5)	(15.3)
Net change in working capital items (see below)	(23.2)	(287.5)
Other, net	55.8	(15.3)
Net cash provided by operating activities	222.3	51.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(109.1)	(122.8)
Other, net	19.0	6.2
Net cash used in investing activities	(90.1)	(116.6)
Cash Flows from Financing Activities:
Revolving credit facility borrowings	1,000.0	—
Term loan repayments	(3.1)	(1.6)
Short-term borrowings, net	(9.5)	4.8
Proceeds from the issuance of senior notes	669.1	—
Redemption of senior notes	(667.1)	—
Payment of debt issuance and other financing costs	(6.9)	—
Repurchase of common stock	(70.0)	(122.2)
Dividends paid to Lear Corporation stockholders	(47.8)	(49.5)
Dividends paid to noncontrolling interests	—	(31.3)
Other, net	(14.1)	(34.9)
Net cash provided by (used in) financing activities	850.6	(234.7)
Effect of foreign currency translation	(31.3)	0.8
Net Change in Cash, Cash Equivalents and Restricted Cash	951.5	(298.9)
Cash, Cash Equivalents and Restricted Cash as of Beginning of Period	1,510.4	1,519.8
Cash, Cash Equivalents and Restricted Cash as of End of Period	$2,461.9	$1,220.9

Changes in Working Capital Items:
Accounts receivable	$415.6	$(592.7)
Inventories	(113.8)	(8.0)
Accounts payable	(247.6)	239.6
Accrued liabilities and other	(77.4)	73.6
Net change in working capital items	$(23.2)	$(287.5)

Supplementary Disclosure:
Cash paid for interest	$34.5	$43.6
Cash paid for income taxes, net of refunds received	$35.8	$41.6
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
In the second quarter of 2019, the Company completed the acquisition of Xevo Inc. (“Xevo”), a Seattle-based, global leader in connected car software, by acquiring all of Xevo's outstanding shares. The acquisition of Xevo has been accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying condensed consolidated balance sheets as of April 4, 2020 and December 31, 2019. The operating results and cash flows of Xevo are included in the accompanying condensed consolidated financial statements from the date of acquisition and in the Company's E-Systems segment. For further information related to the acquisition of Xevo, see Note 3, “Acquisition,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
The Company’s annual financial results are reported on a calendar year basis, and quarterly interim results are reported using a thirteen week reporting calendar.

(2) Impact of COVID-19 Pandemic
Unprecedented industry disruptions related to the COVID-19 pandemic during the first quarter of 2020 impacted operations in every region of the world. Our operations in China were impacted first, with most plants in the country closed for several weeks during the quarter. At the end of the quarter, all of our facilities in China were operating and capacity utilization is increasing. Beginning in mid-March, our operations in Europe, North America, South America and Asia (excluding China) were impacted, with virtually all plants closed at the end of the quarter and closures continuing throughout April and, in most cases, into May. While manufacturing has resumed at certain locations in Europe and North America, production levels at these facilities are currently well below capacity. Accordingly, the COVID-19 pandemic is expected to have a material impact on the Company's second quarter 2020 sales, operating results and cash flows.
It is also likely that the global automotive industry will experience lower demand for new vehicle sales for a period of time as a result of the global economic slowdown caused by the COVID-19 pandemic, as new vehicle sales are correlated with positive consumer confidence and low unemployment. In addition, the Company's customers may request extended payment terms, as part of their own response to the COVID-19 pandemic. Finally, a resurgence of the virus with corresponding shelter-in-place orders later in the year could further impact the Company's financial results.
The accompanying condensed consolidated financial statements reflect estimates and assumptions made by management as of April 4, 2020, and for the three months then ended. Such estimates and assumptions affect, among other things, the Company's goodwill, long-lived asset and indefinite-lived intangible asset valuations; inventory valuations; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; and credit losses related to our financial instruments. Events and circumstances arising after April 4, 2020, including those resulting from the impact of the COVID-19 pandemic, will be reflected in management's estimates and assumptions in future periods.
For information related to goodwill, see Note 7, "Goodwill," herein and Note 2, "Summary of Significant Accounting Policies — Impairment of Goodwill and Intangible Assets," to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. For more information related to income taxes, see Note 13, "Income Taxes," herein and Note 2, "Summary of Significant Accounting Policies — Income Taxes," to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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
In the first three months of 2020, the Company recorded charges of $32.6 million in connection with its restructuring actions. These charges consist of $28.2 million recorded as cost of sales and $4.4 million recorded as selling, general and administrative expenses. The restructuring charges consist of employee termination costs of $20.0 million, asset impairment charges of $10.4 million and contract termination costs of $0.2 million, as well as other related costs of $2.0 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Asset impairment charges relate to the disposal of buildings, leasehold improvements and/or machinery and equipment with carrying values of $10.4 million in excess of related estimated fair values.
The Company expects to incur approximately $46 million of additional restructuring costs related to activities initiated as of April 4, 2020, and expects that the components of such costs will be consistent with its historical experience. Any future restructuring actions will depend upon market conditions, customer actions and other factors.
A summary of 2020 activity is shown below (in millions):

	Accrual as of	2020	Utilization		Accrual as of
	January 1, 2020	Charges	Cash	Non-cash	April 4, 2020
Employee termination benefits	$152.8	$20.0	$(44.5)	$—	$128.3
Asset impairment charges	—	10.4	—	(10.4)	—
Contract termination costs	4.9	0.2	(0.2)	—	4.9
Other related costs	—	2.0	(2.0)	—	—
Total	$157.7	$32.6	$(46.7)	$(10.4)	$133.2

(4) Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	April 4, 2020	December 31, 2019
Raw materials	$973.3	$906.3
Work-in-process	107.0	107.0
Finished goods	381.2	380.4
Reserves	(137.2)	(135.5)
Inventories	$1,324.3	$1,258.2

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
During the first three months of 2020 and 2019, the Company capitalized $50.4 million and $58.8 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During the first three months of 2020 and 2019, the Company also capitalized $54.1 million and $47.0 million, respectively, of pre-production tooling costs

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets.
During the first three months of 2020 and 2019, the Company collected $66.8 million and $95.8 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer E&D and tooling costs related to long-term supply agreements is shown below (in millions):

	April 4, 2020	December 31, 2019
Current	$185.7	$157.2
Long-term	118.9	113.8
Recoverable customer E&D and tooling	$304.6	$271.0

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
A summary of property, plant and equipment is shown below (in millions):

	April 4, 2020	December 31, 2019
Land	$107.4	$113.1
Buildings and improvements	801.3	831.3
Machinery and equipment	3,812.7	3,844.1
Construction in progress	362.2	382.4
Total property, plant and equipment	5,083.6	5,170.9
Less – accumulated depreciation	(2,475.2)	(2,466.7)
Property, plant and equipment, net	$2,608.4	$2,704.2

Depreciation expense was $113.4 million and $110.9 million in the three months ended April 4, 2020 and March 30, 2019, respectively.
The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with GAAP. If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. In the first quarter of 2020, the Company did not recognize any long-lived asset impairment charges, except in conjunction with its restructuring actions as discussed below. The Company will, however, continue to assess the impact of any significant industry events on the realization of its long-lived assets.
In the first three months of 2020 and 2019, the Company recognized asset impairment charges of $10.4 million and $2.1 million, respectively, in conjunction with its restructuring actions (Note 3, "Restructuring").

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(7) Goodwill
A summary of the changes in the carrying amount of goodwill, by operating segment, in the three months ended April 4, 2020, is shown below (in millions):

	Seating	E-Systems	Total
Balance at January 1, 2020	$1,235.4	$378.9	$1,614.3
Foreign currency translation and other	(20.0)	(2.1)	(22.1)
Balance at April 4, 2020	$1,215.4	$376.8	$1,592.2

Goodwill is not amortized but is tested for impairment on at least an annual basis. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment is more likely than not to have occurred. In conducting its annual impairment testing, the Company may first perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If not, no further goodwill impairment testing is required. If it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or if the Company elects not to perform a qualitative assessment of a reporting unit, the Company then compares the fair value of the reporting unit to the related net book value. If the net book value of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill recorded. The Company conducts its annual impairment testing as of the first day of its fourth quarter.
During the first quarter of 2020, an interim goodwill impairment analysis related to one of the Company’s reporting units within its E-Systems operating segment was performed, largely due to industry disruptions resulting from the COVID-19 pandemic. As of April 4, 2020, the results of the quantitative analysis indicated that the fair value of the reporting unit exceeded the related carrying value. The goodwill impairment analysis reflected the Company’s best estimates of the COVID-19 pandemic’s ultimate impact on industry conditions, including consumer demand, as well as economic recovery. The reporting unit is at risk of failing a future quantitative assessment if the impact of the COVID-19 pandemic is more severe or if economic recovery is slower or weaker than anticipated. As of April 4, 2020, the goodwill of the reporting unit represents less than 10% of the Company’s total goodwill.

(8) Debt
A summary of long-term debt, net of unamortized debt issuance costs and unamortized original issue premium (discount), and the related weighted average interest rates is shown below (in millions):

	April 4, 2020
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
Credit Agreement — Term Loan Facility	$231.2	$(0.9)	$—	$230.3	2.12%
3.8% Senior Notes due 2027 (the "2027 Notes")	750.0	(4.5)	(3.9)	741.6	3.885%
4.25% Senior Notes due 2029 (the "2029 Notes")	375.0	(2.8)	(1.1)	371.1	4.288%
3.5% Senior Notes due 2030 (the "2030 Notes")	350.0	(2.8)	(0.8)	346.4	3.525%
5.25% Senior Notes due 2049 (the "2049 Notes")	625.0	(6.4)	14.5	633.1	5.103%
	$2,331.2	$(17.4)	$8.7	$2,322.5
Less — Current portion				(15.7)
Long-term debt				$2,306.8

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	December 31, 2019
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Discount	Long-Term Debt, Net	Weighted Average Interest Rate
Credit Agreement — Term Loan Facility	$234.4	$(1.0)	$—	$233.4	2.88%
5.25% Senior Notes due 2025 (the "2025 Notes")	650.0	(4.2)	—	645.8	5.25%
2027 Notes	750.0	(4.7)	(4.1)	741.2	3.885%
2029 Notes	375.0	(2.9)	(1.1)	371.0	4.288%
2049 Notes issued 2019	325.0	(3.3)	(5.3)	316.4	5.363%
	$2,334.4	$(16.1)	$(10.5)	2,307.8
Less — Current portion				(14.1)
Long-term debt				$2,293.7

Senior Notes
The issuance, maturity and interest payment dates of the Company's senior unsecured 2027 Notes, 2029 Notes, 2030 Notes and 2049 Notes (together, the "Notes") are shown below:

Note	Issuance Date(s)	Maturity Date	Interest Payment Dates
2027 Notes	August 2017	September 15, 2027	March 15 and September 15
2029 Notes	May 2019	May 15, 2029	May 15 and November 15
2030 Notes	February 2020	May 30, 2030	May 30 and November 30
2049 Notes	May 2019 and February 2020	May 15, 2049	May 15 and November 15

In February 2020, the Company issued $350.0 million in aggregate principal amount at maturity of 2030 Notes and an additional $300.0 million in aggregate principal amount at maturity of 2049 Notes. The 2030 Notes have a stated coupon rate of 3.5% and were issued at 99.774% of par, resulting in a yield to maturity of 3.525%. The 2049 Notes have a stated coupon rate of 5.25% and were issued at 106.626% of par, resulting in a yield to maturity of 4.821%.
The net proceeds from the offering were $669.1 million after original issue discount. The proceeds were used to redeem the $650.0 million in aggregate principal amount of 2025 Notes at a redemption price equal to 102.625% of the principal amount of such 2025 Notes, plus accrued interest.
In connection with these transactions, the Company recognized a loss of $21.1 million on the extinguishment of debt and paid related issuance costs of $5.9 million in the three months ended April 4, 2020.
Covenants
Subject to certain exceptions, the indentures governing the Notes contain certain investment-grade style restrictive covenants that, among other things, limit the ability of the Company to: (i) create or permit certain liens and (ii) consolidate, merge or sell all or substantially all of the Company’s assets. The indentures governing the Notes also provide for customary events of default.
As of April 4, 2020, the Company was in compliance with all covenants under the indentures governing the Notes.
Credit Agreement
The Company's unsecured credit agreement (the "Credit Agreement"), dated August 8, 2017, consists of a $1.75 billion revolving credit facility (the "Revolving Credit Facility") and a $250.0 million term loan facility (the "Term Loan Facility"). In February 2020, the Company entered into an agreement to extend the maturity date of the Revolving Credit Facility by one year to August 8, 2024. The maturity date of the Term Loan Facility remains August 8, 2022.
In connection with the extension agreement, the Company paid related issuance costs of $1.0 million.
As of April 4, 2020, there were $1.0 billion of borrowings outstanding under the Revolving Credit Facility, which is reflected in current liabilities in the accompanying condensed consolidated balance sheet. As of December 31, 2019, there were no

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

borrowings outstanding under the Revolving Credit Facility. As of April 4, 2020 and December 31, 2019, there were $231.2 million and $234.4 million, respectively, of borrowings outstanding under the Term Loan Facility.
In the first three months of 2020, the Company made required principal payments of $3.1 million under the Term Loan Facility.
Advances under the Revolving Credit Facility and the Term Loan Facility generally bear interest based on (i) the Eurocurrency Rate (as defined in the Credit Agreement) or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin, determined in accordance with a pricing grid. The range and the rate as of April 4, 2020, are shown below (in percentages):

	Eurocurrency Rate			Base Rate
			Rate as of			Rate as of
	Minimum	Maximum	April 4, 2020	Minimum	Maximum	April 4, 2020
Revolving Credit Facility	1.00%	1.60%	1.10%	0.00%	0.60%	0.10%
Term Loan Facility	1.125%	1.90%	1.25%	0.125%	0.90%	0.25%

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
As of April 4, 2020, the Company was in compliance with all covenants under the Credit Agreement.
For further information related to the Company's debt, see Note 6, "Debt," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

(9) Leases
Right-of-Use Assets and Lease Obligations
The Company has operating leases for production, office and warehouse facilities, manufacturing and office equipment and vehicles. Operating lease assets and obligations included in the accompanying condensed consolidated balance sheet are shown below (in millions):

	April 4, 2020	December 31, 2019
Right-of-use assets under operating leases:
Other long-term assets	$512.1	$527.0
Lease obligations under operating leases:
Accrued liabilities	$112.7	$113.9
Other long-term liabilities	405.1	422.4
	$517.8	$536.3

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Maturities of lease obligations as of April 4, 2020, are shown below (in millions):

April 4, 2020
2020 (1)	$99.5
2021	113.1
2022	88.7
2023	68.2
2024	56.9
Thereafter	176.7
Total undiscounted cash flows	603.1
Less: Imputed interest	(85.3)
Lease obligations under operating leases	$517.8
(1) For the remaining nine months
The Company has entered into one lease contract which is expected to commence in the third quarter of 2021 with a lease term of approximately ten years. The aggregate right-of-use asset and related lease obligation are expected to be approximately $50 million.
Cash flow information related to operating leases is shown below (in millions):

	Three Months Ended
	April 4, 2020	March 30, 2019
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$37.4	$36.9
Operating cash flows:
Cash paid related to operating lease obligations	$35.7	$33.2

Lease expense included in the accompanying condensed consolidated statements of comprehensive income (loss) is shown below (in millions):

	Three Months Ended
	April 4, 2020	March 30, 2019
Operating lease expense	$36.3	$32.5
Short-term lease expense	4.1	4.4
Variable lease expense	1.9	0.6
Total lease expense	$42.3	$37.5

The weighted average lease term and discount rate for operating leases are shown below:

April 4, 2020
Weighted average remaining lease term (in years)	6.9
Weighted average discount rate	3.7%

For further information related to the Company's leases, see Note 7, "Leases," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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
Net Periodic Pension and Other Postretirement Benefit (Credit) Cost
The components of the Company’s net periodic pension benefit (credit) cost are shown below (in millions):

	Three Months Ended
	April 4, 2020		March 30, 2019
	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$1.2	$—	$1.6
Interest cost	4.1	3.1	4.6	3.7
Expected return on plan assets	(5.3)	(5.0)	(5.0)	(5.2)
Amortization of actuarial loss	0.6	1.1	0.5	2.0
Settlement loss	0.3	—	0.1	—
Net periodic benefit (credit) cost	$(0.3)	$0.4	$0.2	$2.1

The components of the Company’s net periodic other postretirement benefit (credit) cost are shown below (in millions):

	Three Months Ended
	April 4, 2020		March 30, 2019
	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$—	$—	$0.1
Interest cost	0.4	0.2	0.5	0.3
Amortization of actuarial gain	(0.4)	—	(0.6)	—
Net periodic benefit (credit) cost	$—	$0.2	$(0.1)	$0.4

Contributions
In the three months ended April 4, 2020, employer contributions to the Company’s domestic and foreign defined benefit pension plans were $3.7 million.
The Company has elected to defer its contributions to its U.S. defined benefit pension plans to the extent possible under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The Company expects contributions to its domestic and foreign defined benefit pension plans to be $10 million to $20 million in 2020.

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company records a contract liability for advances received from its customers. As of April 4, 2020 and December 31, 2019, there were no significant contract liabilities recorded. Further, there were no significant contract liabilities recognized in revenue during the first three months of 2020.
Amounts billed to customers related to shipping and handling costs are included in net sales in the condensed consolidated statements of comprehensive income (loss). Shipping and handling costs are accounted for as fulfillment costs and are included in cost of sales in the condensed consolidated statements of comprehensive income (loss).
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction that are collected by the Company from a customer are excluded from revenue.
A summary of the Company’s revenue by reportable operating segment and geography is shown below (in millions):

	Three Months Ended
	April 4, 2020			March 30, 2019
	Seating	E-Systems	Total	Seating	E-Systems	Total
North America	$1,573.7	$307.5	$1,881.2	$1,591.1	$285.0	$1,876.1
Europe and Africa	1,236.0	516.6	1,752.6	1,554.3	617.1	2,171.4
Asia	457.4	218.9	676.3	651.4	304.3	955.7
South America	99.5	48.1	147.6	116.9	40.0	156.9
	$3,366.6	$1,091.1	$4,457.7	$3,913.7	$1,246.4	$5,160.1

(12) Other Expense, Net
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
A summary of other expense, net is shown below (in millions):

	Three Months Ended
	April 4, 2020	March 30, 2019
Other expense	$47.5	$11.3
Other income	(7.0)	(6.9)
Other expense, net	$40.5	$4.4

In the three months ended April 4, 2020, other expense includes net foreign currency transaction losses of $17.7 million and a loss of $21.1 million on the extinguishment of debt (Note 8, "Debt").
In the three months ended March 30, 2019, other expense includes net foreign currency transaction losses $5.8 million.

(13) Income Taxes
A summary of the provision for income taxes and the corresponding effective tax rate for the three months ended April 4, 2020 and March 30, 2019, is shown below (in millions, except effective tax rates):

	Three Months Ended
	April 4, 2020	March 30, 2019
Provision for income taxes	$26.5	$43.1
Pretax income before equity in net income of affiliates	$108.5	$286.9
Effective tax rate	24.4%	15.0%

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In the first three months of 2020 and 2019, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In addition, the Company recognized tax benefits (expense) related to the significant, discrete items shown below (in millions):

	Three Months Ended
	April 4, 2020	March 30, 2019
Restructuring charges and various other items	$10.0	$15.6
Valuation allowances on deferred tax assets of a foreign subsidiary	0.8	—
Share-based compensation	(0.2)	3.2
Change in tax status of certain affiliates	—	18.4
	$10.6	$37.2

Excluding the items above, the effective tax rate for the first three months of 2020 and 2019 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
For the three months ended April 4, 2020, the Company utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification 740, “Income Taxes,” to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that, as a result of the current uncertainty due to the COVID-19 pandemic, the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate as minor changes in annual forecasted pre-tax income or income tax expense or benefit can produce significant changes in the estimated annual effective tax rate. For the three months ended March 30, 2019, the Company calculated its interim income tax provision based on the estimated annual effective rate.
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
For further information related to the Company's income taxes, see Note 8, "Income Taxes," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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
A summary of information used to compute basic and diluted net income per share available to Lear common stockholders is shown below (in millions, except share and per share data):

	Three Months Ended
	April 4, 2020	March 30, 2019
Net income attributable to Lear	$76.4	$228.9
Redeemable noncontrolling interest adjustment	—	6.7
Net income available to Lear common stockholders	$76.4	$235.6

Average common shares outstanding	60,509,450	62,818,792
Dilutive effect of common stock equivalents	169,140	304,405
Average diluted shares outstanding	60,678,590	63,123,197

Basic net income per share available to Lear common stockholders	$1.26	$3.75

Diluted net income per share available to Lear common stockholders	$1.26	$3.73

For further information related to the redeemable noncontrolling interest adjustment, see Note 15, "Comprehensive Income (Loss) and Equity."

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(15) Comprehensive Income (Loss) and Equity
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as all changes in the Company’s net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items recorded in equity are included in comprehensive income (loss).
Accumulated Other Comprehensive Loss
A summary of changes, net of tax, in accumulated other comprehensive loss for the three months ended April 4, 2020, is shown below (in millions):

Three Months Ended
April 4, 2020
Defined benefit plans:
Balance at beginning of period	$(217.6)
Reclassification adjustments (net of tax expense of $0.3 million)	1.3
Other comprehensive income recognized during the period (net of tax impact of $— million)	7.6
Balance at end of period	$(208.7)
Derivative instruments and hedging:
Balance at beginning of period	$9.8
Reclassification adjustments (net of tax benefit of $1.4 million)	(5.7)
Other comprehensive loss recognized during the period (net of tax benefit of $27.9 million)	(115.4)
Balance at end of period	$(111.3)
Foreign currency translation:
Balance at beginning of period	$(564.9)
Other comprehensive loss recognized during the period (including tax expense of $4.8 million)	(164.4)
Balance at end of period	$(729.3)

Total accumulated other comprehensive loss	$(1,049.3)

In the three months ended April 4, 2020, foreign currency translation adjustments are primarily related to the weakening of the Brazilian real, the Euro and the Chinese renminbi relative to the U.S. dollar and include pretax losses of $1.6 million related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.

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

In the three months ended March 30, 2019, foreign currency translation adjustments are primarily related to weakening of the Euro, offset by the strengthening of the Chinese renminbi, relative to the U.S. dollar and include pretax gains of $0.1 million related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.
For further information regarding reclassification adjustments related to the Company's defined benefit plans, see Note 10, "Pension and Other Postretirement Benefit Plans." For further information regarding reclassification adjustments related to the Company's derivative and hedging activities, see Note 18, "Financial Instruments."
Lear Corporation Stockholders’ Equity
Common Stock Share Repurchase Program
In March 2020, as a proactive measure in response to the COVID-19 pandemic, the Company temporarily suspended share repurchases under its share repurchase program. Shares repurchases in the first quarter of 2020 (prior to the suspension) are shown below (in millions except for shares and per share amounts):

Three Months Ended				As of
April 4, 2020				April 4, 2020
Aggregate Repurchases	Cash paid for Repurchases	Number of Shares	Average Price per Share (1)	Remaining Purchase Authorization
$70.0	$70.0	641,149	$109.22	$1,430.0
(1) Excludes commissions
Since the first quarter of 2011, the Company's Board of Directors has authorized $6.1 billion in share repurchases under the common stock share repurchase program. As of the end of the first quarter of 2020, the Company has repurchased, in aggregate, $4.7 billion of its outstanding common stock, at an average price of $90.07 per share, excluding commissions and related fees.
The Company may implement share repurchases through a variety of methods, including, but not limited to, open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which the Company

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

will repurchase its outstanding common stock and the timing of such repurchases will depend upon its financial condition, prevailing market conditions, alternative uses of capital and other factors.
In addition to shares repurchased under the Company’s common stock share repurchase program described above, the Company classified shares withheld from the settlement of the Company’s restricted stock unit and performance share awards to cover tax withholding requirements as common stock held in treasury in the accompanying condensed consolidated balance sheets as of April 4, 2020 and December 31, 2019.
Quarterly Dividend
In March 2020, as a proactive measure in response to the COVID-19 pandemic, the Company temporarily suspended its quarterly cash dividend. In the first three months of 2020 (prior to the suspension) and 2019, the Company’s Board of Directors declared quarterly cash dividends of $0.77 and $0.75 per share of common stock, respectively. Dividends declared and paid are shown below (in millions):

	Three Months Ended
	April 4, 2020	March 30, 2019
Dividends declared	$46.8	$47.7
Dividends paid	47.8	49.5

Dividends payable on common shares to be distributed under the Company’s stock-based compensation program and common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings will be paid when such common shares are distributed.
Redeemable Noncontrolling Interest
In accordance with GAAP, the Company records redeemable noncontrolling interests at the greater of (1) the initial carrying amount adjusted for the noncontrolling interest holder’s share of total comprehensive income or loss and dividends ("noncontrolling interest carrying value") or (2) the redemption value as of and based on conditions existing as of the reporting date. Required redeemable noncontrolling interest adjustments are recorded as an increase to redeemable noncontrolling interests, with an offsetting adjustment to retained earnings. The redeemable noncontrolling interest is classified in mezzanine equity in the accompanying condensed consolidated balance sheets as of April 4, 2020 and December 31, 2019.
For further information related to the redeemable noncontrolling interest adjustment, see Note 14, "Net Income Per Share Attributable to Lear," herein, as well as Note 5, "Investments in Affiliates and Other Related Party Transactions," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

(16) Legal and Other Contingencies
As of April 4, 2020 and December 31, 2019, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $14.1 million and $14.0 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.
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
The Company records product warranty reserves when liability is probable and related amounts are reasonably estimable.
A summary of the changes in reserves for product liability and warranty claims for the three months ended April 4, 2020, is shown below (in millions):

Balance at January 1, 2020	$32.0
Expense, net (including changes in estimates)	5.4
Settlements	(2.9)
Foreign currency translation and other	(0.7)
Balance at April 4, 2020	$33.8

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
As of April 4, 2020 and December 31, 2019, the Company had recorded environmental reserves of $9.2 million and $9.3 million, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
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
A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended April 4, 2020
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$3,366.6	$1,091.1	$—	$4,457.7
Segment earnings (1)	186.1	32.4	(45.1)	173.4
Depreciation and amortization	83.5	43.1	3.9	130.5
Capital expenditures	66.2	41.7	1.2	109.1
Total assets	6,861.8	2,920.3	3,240.2	13,022.3

	Three Months Ended March 30, 2019
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$3,913.7	$1,246.4	$—	$5,160.1
Segment earnings (1)	252.3	128.3	(68.4)	312.2
Depreciation and amortization	82.9	36.8	3.9	123.6
Capital expenditures	80.2	39.1	3.5	122.8
Total assets	7,702.2	2,703.2	1,956.6	12,362.0

(1) See definition above
For the three months ended April 4, 2020, segment earnings include restructuring charges of $12.3 million and $20.3 million in the Seating and E-Systems segments, respectively. The Company expects to incur approximately $19 million and approximately $27 million of additional restructuring costs in the Seating and E-Systems segments, respectively, related to

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

activities initiated as of April 4, 2020, and expects that the components of such costs will be consistent with its historical experience.
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
For further information, see Note 3, "Restructuring."
A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

	Three Months Ended
	April 4, 2020	March 30, 2019
Segment earnings	$173.4	$312.2
Interest expense	24.4	20.9
Other expense, net	40.5	4.4
Consolidated income before provision for income taxes and equity in net income of affiliates	$108.5	$286.9

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

	April 4, 2020	December 31, 2019
Estimated aggregate fair value (1)	$2,062.3	$2,384.6
Aggregate carrying value (1)(2)	2,331.2	2,334.4

(1) Includes Term Loan Facility and Notes
(2) Excludes the impact of unamortized debt issuance costs and unamortized original issue premium (discount)
Cash, Cash Equivalents and Restricted Cash
The Company has on deposit, cash that is legally restricted as to use or withdrawal. A reconciliation of cash, cash equivalents and restricted cash reported on the accompanying condensed consolidated balance sheets to cash, cash equivalents and restricted cash reported on the accompanying condensed consolidated statements of cash flows is shown below (in millions):

	April 4, 2020	March 30, 2019
Balance sheet - cash and cash equivalents	$2,449.1	$1,199.4
Restricted cash included in other current assets	11.2	13.9
Restricted cash included in other long-term assets	1.6	7.6
Statement of cash flows - cash, cash equivalents and restricted cash	$2,461.9	$1,220.9

Accounts Receivable
On January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” using a modified retrospective approach. The standard amends several aspects of the measurement of credit losses related to certain financial instruments, including the replacement of the existing incurred credit loss model and other models with the current expected credit losses ("CECL") model. The cumulative effect of adoption resulted in an increase of $0.8 million in the allowance for credit loss and a corresponding decrease in retained earnings as of January 1, 2020.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company’s allowance for credit losses on financial assets measured at amortized cost, primarily accounts receivable, reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. The Company also considers geographic and segment specific risk factors in the development of expected credit losses. As of April 4, 2020 and December 31, 2019, accounts receivable are reflected net of reserves of $36.7 million and $36.0 million, respectively. Changes in expected credit losses were not significant in the first three months of 2020.
Marketable Equity Securities
Marketable equity securities, which the Company accounts for under the fair value option, are included in the accompanying condensed consolidated balance sheets as shown below (in millions):

	April 4, 2020	December 31, 2019
Current assets	$7.7	$17.1
Other long-term assets	33.2	42.1
	$40.9	$59.2

Unrealized gains and losses arising from changes in the fair value of the marketable equity securities are recognized in the condensed consolidated statements of comprehensive income (loss) as a component of other expense, net. The fair value of the marketable equity securities is determined by reference to quoted market prices in active markets (Level 1 input based on the GAAP fair value hierarchy).
Equity Securities Without Readily Determinable Fair Values
As of April 4, 2020 and December 31, 2019, investments in equity securities without readily determinable fair values of $15.2 million are included in other long-term assets in the accompanying condensed consolidated balance sheets. Such investments are valued at cost, less any impairment, and adjusted for changes resulting from observable, orderly transactions for identical or similar securities.
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
For a fair value hedge, the change in the fair value of the derivative is recorded in earnings and reflected in the condensed consolidated statements of comprehensive income (loss) on the same line as the gain or loss on the hedged item attributable to the hedged risk. For a cash flow hedge, the change in the fair value of the derivative is recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets. When the underlying hedged transaction is realized, the gain or loss included in accumulated other comprehensive loss is recorded in earnings and reflected in the condensed consolidated statements of comprehensive income (loss) on the same line as the gain or loss on the hedged item attributable to the hedged risk. For a net investment hedge, the change in the fair value of the derivative is recorded in cumulative translation adjustment, which is a component of accumulated other comprehensive loss in the condensed consolidated balance sheets. When the related currency translation adjustment is required to be reclassified, usually upon sale or liquidation of the investment, the gain or loss included in accumulated other comprehensive loss is recorded in earnings. Changes in the fair value of contracts not designated as hedging instruments are recorded in earnings and reflected in the condensed consolidated statements of comprehensive income (loss) as other expense, net. Cash flows attributable to derivatives used to manage foreign currency risks are classified on the same line as the hedged item attributable to the hedged risk in the condensed consolidated statements of cash flows. Upon settlement, cash flows attributable to derivatives designated as net investment hedges are classified as investing activities

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

in the consolidated statements of cash flows. Cash flows attributable to forward starting interest rate swaps are classified as financing activities in the condensed consolidated statements of cash flows.
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
Net Investment Hedges
The Company uses cross-currency interest rate swaps, which are designated as net investment hedges of the foreign currency rate exposure of its investment in certain Euro-denominated subsidiaries. In the first quarter of 2020, interest expense in the accompanying consolidated statement of comprehensive income (loss) was offset by $1.6 million related to contra interest expense on these net investment hedges.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Balance Sheet Classification
The notional amount, estimated aggregate fair value and related balance sheet classification of the Company's foreign currency derivative contracts and net investment hedges are shown below (in millions, except for maturities):

	April 4, 2020	December 31, 2019
Fair value of foreign currency contracts designated as cash flow hedges:
Other current assets	$22.4	$44.0
Other long-term assets	1.0	7.3
Other current liabilities	(94.1)	(4.5)
Other long-term liabilities	(33.6)	(0.2)
	(104.3)	46.6
Notional amount	$1,275.9	$1,465.8
Outstanding maturities in months, not to exceed	24	24
Fair value of derivatives designated as net investment hedges:
Other long-term assets	$18.6	$—
Other long-term liabilities	—	(4.4)
	18.6	(4.4)
Notional amount	$300.0	$300.0
Outstanding maturities in months, not to exceed	54	57
Fair value of foreign currency contracts not designated as hedging instruments:
Other current assets	$9.5	$6.9
Other current liabilities	(44.2)	(3.2)
	(34.7)	3.7
Notional amount	$1,086.3	$697.0
Outstanding maturities in months, not to exceed	9	12
Total fair value	$(120.4)	$45.9
Total notional amount	$2,662.2	$2,462.8

Accumulated Other Comprehensive Loss - Derivative Instruments and Hedging
Pretax amounts related to foreign currency, net investment hedge and interest rate swap contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended
	April 4, 2020	March 30, 2019
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign currency contracts	$(143.3)	$24.8
Net investment hedge contracts	23.0	—
Interest rate swap contracts	—	(14.7)
	(120.3)	10.1
(Gains) losses reclassified from accumulated other comprehensive loss to:
Net sales	(0.1)	0.5
Cost of sales	(7.6)	(9.7)
Interest expense	0.6	—
	(7.1)	(9.2)
Comprehensive income (loss)	$(127.4)	$0.9

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of April 4, 2020 and December 31, 2019, pretax net gains (losses) of ($108.0) million and $19.4 million, respectively, related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss.
During the next twelve month period, net losses expected to be reclassified into earnings are shown below (in millions):

Net losses related to foreign currency contracts	$71.8
Net losses related to interest rate swap contracts	2.4
Total	$74.2

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
Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of April 4, 2020 and December 31, 2019, are shown below (in millions):

	April 4, 2020
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$(139.0)	Market/ Income	$—	$(139.0)	$—
Net investment hedges	Recurring	$18.6	Market/ Income	$—	$18.6	$—
Marketable equity securities	Recurring	$40.9	Market	$40.9	$—	$—

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	December 31, 2019
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$50.3	Market/ Income	—	50.3	—
Net investment hedges	Recurring	$(4.4)	Market/ Income	—	(4.4)	—
Marketable equity securities	Recurring	$59.2	Market	59.2	—	—

The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. If an estimate of the credit spread is required, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of April 4, 2020 and December 31, 2019, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy in the first quarter of 2020.
Items Measured at Fair Value on a Non-Recurring Basis
The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy.
In the first quarter of 2020, the Company completed a quantitative goodwill impairment assessment for one of its reporting units. The fair value estimate of the reporting unit was based on a third-party valuation and management's estimates, using a combination of the discounted cash flow method and guideline public company method.
As of April 4, 2020, there were no additional significant assets or liabilities measured at fair value on a non-recurring basis.

(19) Accounting Pronouncements
The Company considers the applicability and impact of all ASUs issued by the Financial Accounting Standards Board ("FASB").
The Company considered the ASUs summarized below, effective for 2020:
Measurement of Credit Losses on Financial Instruments
See Note 18, "Financial Instruments — Accounts Receivable."
Simplifying the Test for Goodwill Impairment
Effective January 1, 2020, the standard simplifies the accounting for goodwill impairments and allows a goodwill impairment charge to be based on the amount of a reporting unit's carrying value in excess of its fair value. This eliminates the requirement to calculate the implied fair value of goodwill (i.e., "Step 2" under current guidance).
Reference Rate Reform
In March 2020, the FASB issued guidance related to reference rate reform. The guidance provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied to applicable contract modifications and hedge relationships through December 31, 2022. The adoption of this guidance is not expected to have a significant impact on the Company's financial statements.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company considered the ASUs summarized below, effective after 2020:
Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The standard simplifies the accounting for income taxes by eliminating certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The adoption of this standard is not expected to have a significant impact on the Company's financial statements.

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
For further information related to industry trends and our strategy, see Part 1 — Item 1, "Business — Industry and Strategy," of our Annual Report on Form 10-K for the year ended December 31, 2019.

LEAR CORPORATION

COVID-19 Pandemic
Industry overview
Unprecedented industry disruptions related to the COVID-19 pandemic during the first quarter of 2020 impacted operations in every region of the world. Global automotive industry production volumes in the first three months of 2020, as compared to the first three months of 2019, are shown below (in millions of units):

	Three Months Ended
	April 4, 2020 (1)	March 30, 2019 (1) (2)	% Change
North America	3.8	4.2	(10)%
Europe and Africa	4.7	5.8	(19)%
Asia	7.9	11.3	(30)%
South America	0.6	0.8	(16)%
Other	0.3	0.4	(16)%
Global light vehicle production	17.3	22.5	(23)%
(1) Production data based on IHS Automotive
(2) Production data for 2019 has been updated to reflect actual production levels
Our operations in China were impacted first, with most plants in the country closed for several weeks during the quarter. At the end of the quarter, all of our facilities in China were operating and capacity utilization is increasing. Beginning in mid-March, our operations in Europe, North America, South America and Asia (excluding China) were impacted, with virtually all plants closed at the end of the quarter and closures continuing throughout April and, in most cases, into May. While manufacturing has resumed at certain locations in Europe and North America, production levels at these facilities are currently well below capacity. Accordingly, the COVID-19 pandemic is expected to have a material impact on our second quarter 2020 sales, operating results and cash flows.
It is also likely that the global automotive industry will experience lower demand for new vehicle sales for a period of time as a result of the global economic slowdown caused by the COVID-19 pandemic, as new vehicle sales are correlated with positive consumer confidence and low unemployment. In addition, our customers may request extended payment terms, as part of their own response to the COVID-19 pandemic. Finally, a resurgence of the virus with corresponding shelter-in-place orders later in the year could further impact our financial results.
Our percentage of consolidated net sales by region in the first three months of 2020 and 2019 is shown below:

	Three Months Ended
	April 4, 2020	March 30, 2019
North America	42%	36%
Europe and Africa	40%	42%
Asia	15%	19%
South America	3%	3%
Total	100%	100%
We are working closely with our global customers and supply chain as the industry prepares to restart manufacturing facilities. We are completing a comprehensive evaluation of our supply base to identify and address areas that could impact the ability to restart production. Further, we are advising and supporting government agencies and industry trade groups regarding best practices related to resuming production safely and efficiently.
Liquidity actions
In response to the COVID-19 pandemic, we have taken a number of proactive steps to preserve cash and maximize our financial flexibility, including the elimination of discretionary spending, the implementation of salary reductions and deferrals, the reduction of capital expenditures, the aggressive management of working capital, the temporary suspension of share repurchases and quarterly dividends and borrowed $1.0 billion under our revolving credit facility. With $2.45 billion of cash on hand at the end of the first quarter, $750 million of remaining availability on our revolving credit facility and no near-term debt maturities, we are well positioned to withstand the continuing effects of the COVID-19 pandemic.

LEAR CORPORATION

Employee protection
Our top priority is to ensure the health and safety of our employees. We have restricted business travel, prevented visitors from entering our facilities, enhanced disinfection and cleaning procedures at our facilities, promoted social distancing and required employees to work from home wherever possible. Further, we are actively planning for the safe return to work of all of our employees. We have created a Safe Work Playbook, which provides practical guidelines for creating a safe work environment and offers insights into navigating operational challenges related to the COVID-19 pandemic. The playbook includes health and safety information related to plant operating protocols; employee education, training and feedback; facility assessments; and phased reopening of engineering and administrative centers.
For risks related to the COVID-19 pandemic, see Part II — Item 1A, "Risk Factors," included in this Report.
Financing Transactions
Senior Notes
In February 2020, we issued $350 million in aggregate principal amount at maturity of 2030 notes (the "2030 Notes") and an additional $300 million in aggregate principal amount at maturity of 2049 notes (the "2049 Notes"). The 2030 Notes have a stated coupon rate of 3.5% and were issued at 99.774% of par, resulting in a yield to maturity of 3.525%. The 2049 Notes have a stated coupon rate of 5.25% and were issued at 106.626% of par, resulting in a yield to maturity of 4.821%.
The net proceeds from the offering were $669 million after original issue discount. The proceeds were used to redeem the $650 million in aggregate principal amount of 2025 notes (the "2025 Notes") at a redemption price equal to 102.625% of the principal amount of such 2025 Notes, plus accrued interest.
In connection with these transactions, we recognized a loss of $21 million on the extinguishment of debt and paid related issuance costs of $6 million.
For further information, see "— Liquidity and Capital Resources — Capitalization — Senior Notes" below and Note 8 "Debt," to the condensed consolidated financial statements included in this Report.
Credit Agreement
Our unsecured credit agreement (the "Credit Agreement"), dated August 8, 2017, consists of a $1.75 billion revolving credit facility (the "Revolving Credit Facility") and a $250 million term loan facility (the "Term Loan Facility"). In February 2020, we entered into an agreement to extend the maturity date of the Revolving Credit Facility by one year to August 8, 2024, and paid related issuance costs of $1 million. The maturity date of the Term Loan Facility remains August 8, 2022.
On March 26, 2020, as a proactive measure in response to the COVID-19 pandemic, we announced the borrowing of $1.0 billion under the Revolving Credit Facility, resulting in remaining availability of $750 million.
For further information, see "— Liquidity and Capital Resources — Capitalization — Credit Agreement" below and Note 8, "Debt," to the condensed consolidated financial statements included in this Report.
Operational Restructuring
In the first quarter of 2020, we incurred pretax restructuring costs of $33 million and related manufacturing inefficiency charges of approximately $1 million, as compared to pretax restructuring costs of $54 million and related manufacturing inefficiency charges of approximately $2 million in the first quarter of 2019. None of the individual restructuring actions initiated during the first quarter of 2020 were material. Our restructuring actions include plant closures and workforce reductions and are initiated to maintain our competitive footprint or are in response to customer initiatives or changes in global and regional automotive markets. The decrease in restructuring costs in 2020, as compared to 2019, is primarily attributable to an elevated level of customer actions in 2019. Our restructuring actions are designed to maintain or improve our future operating results and to ensure profitability throughout the cyclical nature of the automotive industry. Restructuring actions are generally funded within twelve months of initiation and are funded by cash flows from operating activities and existing cash balances. There have been no changes in previously initiated restructuring actions that have resulted (or will result) in a material change to our restructuring costs. We expect to incur approximately $46 million of additional restructuring costs related to activities initiated as of April 4, 2020, all of which are expected to be incurred by the end of 2020. We plan to implement additional restructuring actions in response to the COVID-19 pandemic in order to align our manufacturing capacity and other costs with prevailing regional automotive production levels and locations. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
For further information, see Note 3, "Restructuring," and Note 17, "Segment Reporting," to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION

Share Repurchase Program and Quarterly Cash Dividends
Since the first quarter of 2011, our Board of Directors has authorized $6.1 billion in share repurchases under our common stock share repurchase program. In March 2020, as a proactive measure in response to the COVID-19 pandemic, we temporarily suspended share repurchases under our share repurchase program. In the first quarter of 2020, we repurchased $70 million of shares (prior to the suspension) and have a remaining repurchase authorization of $1.4 billion, which will expire on December 31, 2022.
In March 2020, as a proactive measure in response to the COVID-19 pandemic, we temporarily suspended our quarterly cash dividend. In the first quarter of 2020 (prior to the suspension), our Board of Directors declared a quarterly cash dividend of $0.77 per share of common stock, reflecting a 3% increase over the quarterly cash dividend declared in 2019.
For further information related to our common stock share repurchase program and our quarterly cash dividends, see "— Liquidity and Capital Resources — Capitalization" below and Note 15, "Comprehensive Income (Loss) and Equity," to the condensed consolidated financial statements included in this Report.
Other Matters
In the first quarter of 2020, we recognized net tax benefits of $11 million related to a loss on the extinguishment of debt, restructuring charges and various other items.
In the first quarter of 2019, we recognized net tax benefits of $18 million related to changes in the tax status of certain affiliates, $3 million related to share-based compensation and $16 million related to restructuring and various other items.
As discussed above, our results for the three months ended April 4, 2020 and March 30, 2019, reflect the following items (in millions):

	Three Months Ended
	April 4, 2020	March 30, 2019
Costs related to restructuring actions, including manufacturing inefficiencies of $1 million and $2 million in the three months ended April 4, 2020 and March 30, 2019	$34	$56
Loss on extinguishment of debt	21	—
Tax benefit, net	11	37
For further information regarding these items, see Note 3, "Restructuring," Note 8, "Debt," and Note 13, "Income Taxes," to the condensed consolidated financial statements included in this Report.
This Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements that are subject to risks and uncertainties. For further information regarding other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2019.

LEAR CORPORATION

RESULTS OF OPERATIONS
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three Months Ended
	April 4, 2020		March 30, 2019
Net sales
Seating	$3,366.6	75.5%	$3,913.7	75.8%
E-Systems	1,091.1	24.5	1,246.4	24.2
Net sales	4,457.7	100.0	5,160.1	100.0
Cost of sales	4,123.5	92.5	4,686.9	90.8
Gross profit	334.2	7.5	473.2	9.2
Selling, general and administrative expenses	143.7	3.2	148.3	2.9
Amortization of intangible assets	17.1	0.4	12.7	0.3
Interest expense	24.4	0.5	20.9	0.4
Other expense, net	40.5	0.9	4.4	0.1
Provision for income taxes	26.5	0.6	43.1	0.8
Equity in net income of affiliates	(1.6)	—	(2.3)	—
Net income attributable to noncontrolling interests	7.2	0.2	17.2	0.3
Net income attributable to Lear	$76.4	1.7%	$228.9	4.4%

Three Months Ended April 4, 2020 vs. Three Months Ended March 30, 2019
Net sales in the first quarter of 2020 were $4.5 billion, as compared to $5.2 billion in the first quarter of 2019, a decrease of $702 million or 14%. Lower production volumes on Lear platforms globally, largely due to the COVID-19 pandemic, and net foreign exchange rate fluctuations negatively impacted net sales by $675 million and $108 million, respectively. These decreases were partially offset by the impact of new business, primarily in North America, which increased net sales by $130 million.

(in millions)	Cost of Sales
First quarter 2019	$4,687
Material cost	(482)
Labor and other	(83)
Depreciation	2
First quarter 2020	$4,124
Cost of sales in the first quarter of 2020 was $4.1 billion, as compared to $4.7 billion in the first quarter of 2019. Lower production volumes on Lear platforms globally, largely due to the COVID-19 pandemic, and net foreign exchange rate fluctuations reduced cost of sales by $597 million. These decreases were partially offset by the impact of new business, primarily in North America.
Gross profit and gross margin were $334 million and 7.5% of net sales, respectively, in the first quarter of 2020, as compared to $473 million and 9.2% of net sales, respectively, in the first quarter of 2019. Lower production volumes on Lear platforms globally, largely due to the COVID-19 pandemic, and net foreign exchange rate fluctuations, partially offset by the impact of new business, negatively impacted gross profit by $173 million. The impact of selling price reductions was more than offset by favorable operating performance, including the benefit of operational restructuring actions, and the acquisition of Xevo Inc. ("Xevo"). These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $144 million in the first quarter of 2020, as compared to $148 million in the first quarter of 2019. As a percentage of net sales, selling, general and administrative expenses were 3.2% in the first quarter of 2020, as compared to 2.9% in the first quarter of 2019. In 2020, selling, general and administrative expenses benefited from lower compensation-related costs, largely offset by the operating expenses of our Xevo acquisition.
Amortization of intangible assets was $17 million in the first quarter of 2020, as compared to $13 million in the first quarter of 2019, reflecting the acquisition of Xevo.

LEAR CORPORATION

Interest expense was $24 million in the first quarter of 2020, as compared to $21 million in the first quarter of 2019, reflecting our 2019 financing transactions related to the acquisition of Xevo.
Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, losses on the extinguishment of debt, gains and losses on the disposal of fixed assets, gains and losses on the consolidation and deconsolidation of affiliates, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was $41 million in the first quarter of 2020, as compared to $4 million in the first quarter of 2019. In the first quarter of 2020, we recognized a loss of $21 million related to the extinguishment of debt. In the first quarters of 2020 and 2019, we recognized foreign exchange losses of $18 million and $6 million, respectively.
In the first quarter of 2020, the provision for income taxes was $27 million, representing an effective tax rate of 24.4% on pretax income before equity in net income of affiliates of $109 million. In the first quarter of 2019, the provision for income taxes was $43 million, representing an effective tax rate of 15.0% on pretax income before equity in net income of affiliates of $287 million, for the reasons described below. In the first quarter of 2020, we measured our tax expense based on the discrete effective tax rate method, as allowed by Accounting Standards Codification 740, “Income Taxes.” In the first quarter of 2019, we measured our tax expense based on the estimated annual effective rate. For further information, see Note 13 “Income Taxes," to the condensed consolidated financial statements included in this Report.
In the first quarters of 2020 and 2019, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In the first quarter of 2020, we recognized net tax benefits of $11 million related to a loss on the extinguishment of debt, restructuring charges and various other items. In the first quarter of 2019, we recognized net tax benefits of $18 million related to changes in the tax status of certain affiliates, $3 million related to share-based compensation and $16 million related to restructuring charges and various other items. Excluding these items, the effective tax rate for the first quarters of 2020 and 2019 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $2 million in the first quarters of 2020 and 2019.
Net income attributable to Lear was $76 million, or $1.26 per diluted share, in the first quarter of 2020, as compared to $229 million, or $3.73 per diluted share, in the first quarter of 2019. Net income and diluted net income per share decreased for the reasons described above. In addition, diluted net income per share was impacted by the decrease in average shares outstanding between periods.

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

LEAR CORPORATION

Seating
A summary of the financial measures for our Seating segment is shown below (dollar amounts in millions):

	Three Months Ended
	April 4, 2020	March 30, 2019
Net sales	$3,366.6	$3,913.7
Segment earnings (1)	186.1	252.3
Margin	5.5%	6.4%
(1) See definition above
Seating net sales were $3.4 billion in the first quarter of 2020 as compared to $3.9 billion in the first quarter of 2019, a decrease of $547 million or 14%. Lower production volumes on Lear platforms globally, largely due to the COVID-19 pandemic, and net foreign exchange rate fluctuations negatively impacted net sales by $518 million and $73 million, respectively. These decreases were partially offset by the impact of new business, which increased net sales by $83 million.
Segment earnings, including restructuring costs, and the related margin on net sales were $186 million and 5.5% in the first quarter of 2020, as compared to $252 million and 6.4% in the first quarter of 2019. Lower production volumes on Lear platforms globally, largely due to the COVID-19 pandemic, and net foreign exchange rate fluctuations, partially offset by the impact of new business, negatively impacted segment earnings by $113 million. Favorable operating performance, including the benefit of operational restructuring actions, was partially offset by the impact of selling price reductions. Segment earnings were also favorably impacted by lower restructuring costs.
E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Three Months Ended
	April 4, 2020	March 30, 2019
Net sales	$1,091.1	$1,246.4
Segment earnings (1)	32.4	128.3
Margin	3.0%	10.3%
(1) See definition above
E-Systems net sales were $1.1 billion in the first quarter of 2020, as compared to $1.2 billion in the first quarter of 2019, reflecting a decrease of $155 million or 12%. Lower production volumes on Lear platforms globally, largely due to the COVID-19 pandemic, and net foreign exchange rate fluctuations negatively impacted net sales by $157 million and $35 million, respectively. These decreases were partially offset by the impact of new business, which increased net sales by $47 million.
Segment earnings, including restructuring costs, and the related margin on net sales were $32 million and 3.0% in the first quarter of 2020, as compared to $128 million and 10.3% in the first quarter of 2019. Lower production volumes on Lear platforms globally, largely due to the COVID-19 pandemic, and net foreign exchange rate fluctuations, partially offset by the impact of new business, negatively impacted segment earnings by $59 million. The impact of selling price reductions and, to a lesser extent, higher restructuring costs, were partially offset by improved operating performance.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three Months Ended
	April 4, 2020	March 30, 2019
Net sales	$—	$—
Segment earnings (1)	(45.1)	(68.4)
Margin	N/A	N/A
(1) See definition above

LEAR CORPORATION

Segment earnings related to our other category were ($45) million in the first quarter of 2020, as compared to ($68) million in the first quarter of 2019, primarily reflecting lower compensation-related costs in 2020.

LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, operational restructuring actions and debt service requirements. Our principal sources of liquidity are cash flows from operating activities, borrowings under available credit facilities and our existing cash balance.
Adequacy of Liquidity Sources
As of April 4, 2020, we had $2.45 billion of cash and cash equivalents on hand and $750 million in available borrowing capacity under our Revolving Credit Facility. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs for the foreseeable future and to satisfy ordinary course business obligations.
In response to the COVID-19 pandemic, we have taken a number of proactive steps to preserve cash and maximize our financial flexibility in order to efficiently manage through the COVID-19 pandemic. In addition to borrowing $1.0 billion under our $1.75 billion Revolving Credit Facility (reflected in cash and cash equivalents above), other actions include:

•	Aggressively reducing operating costs, capital expenditures and working capital, including eliminating discretionary spending and adjusting production activity

•	Reducing salaried employee costs throughout the organization via salary reductions and deferrals

•	Temporarily suspending share repurchases and quarterly dividends

•	Maximizing opportunities offered under government incentive programs throughout the world

•	Reducing the compensation of the Board of Directors

•	Reducing hourly factory worker costs via temporary layoffs

•	Delaying planned pension funding and deferring other retirement plan contributions
Our future financial results and our ability to continue to meet our liquidity needs are subject to, and will be affected by, cash flows from operations, including the continuing effects of the COVID-19 pandemic, as well as restructuring activities, automotive industry conditions, the financial condition of our customers and suppliers and other related factors.
For further discussion of the risks and uncertainties affecting our cash flows from operations and our overall liquidity, see "— Executive Overview" above, "— Forward-Looking Statements" below, Part II — Item 1A, "Risk Factors," included in this Report and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2019.
Cash Provided by Subsidiaries
A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and the combination of dividends, royalties, intercompany loan repayments and other distributions and advances from our subsidiaries to provide the funds necessary to meet our obligations.
As of April 4, 2020 and December 31, 2019, cash and cash equivalents of $856 million and $895 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans and the payment of dividends, without creating additional income tax expense. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear.
For further information related to potential dividends from our non-U.S. subsidiaries, see Note 8, "Income Taxes," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

LEAR CORPORATION

Cash Flows
A summary of net cash provided by operating activities is shown below (in millions):

	Three Months Ended
	April 4, 2020	March 30, 2019	Increase (Decrease) in Operating Cash Flow
Consolidated net income and depreciation and amortization	$214	$370	$(156)
Net change in working capital items:
Accounts receivable	416	(593)	1,009
Inventory	(114)	(8)	(106)
Accounts payable	(248)	240	(488)
Accrued liabilities and other	(77)	73	(150)
Net change in working capital items	(23)	(288)	265
Other	31	(30)	61
Net cash provided by operating activities	$222	$52	$170
In the first three months of 2020 and 2019, net cash provided by operating activities was $222 million and $52 million, respectively. The overall increase in operating cash flows of $170 million was primarily due to a decrease in accounts receivable in the first quarter of 2020, reflecting lower quarter end sales in 2020 and the timing of our 2020 quarter end, as compared to an increase in accounts receivable in the first quarter of 2019, reflecting lower year end sales in 2018. The increase in accounts receivable operating cash flows between periods was partially offset by incremental decreases in accounts payable and certain accrued liabilities and an increase in inventories in the first quarter of 2020, as compared to the first quarter of 2019.
Net cash used in investing activities was $90 million in the first three months of 2020, as compared to $117 million in the first three months of 2019. Capital spending was $109 million in the first quarter of 2020, as compared to $123 million in the first quarter of 2019. Capital spending is estimated to be $450 million to $500 million in 2020, which reflects a reduction in discretionary spending in response to the COVID-19 pandemic.
Net cash provided by financing activities was $851 million in the first three months of 2020, as compared to a use of $235 million in the first three months of 2019. In 2020, we borrowed $1.0 billion under the Revolving Credit Facility as a proactive measure in response to the COVID-19 pandemic. In 2020, we received net proceeds of $669 million related to the issuance of the 2030 and 2049 Notes and paid $6 million of related issuance costs and $667 million related to the redemption of the outstanding 2025 Notes. Also in 2020, we paid $70 million for repurchases of our common stock and $48 million of dividends to Lear stockholders. In 2019, we paid $122 million for repurchases of our common stock, $50 million of dividends to Lear stockholders and $31 million of dividends to noncontrolling interest holders.
Capitalization
From time to time, we utilize uncommitted credit facilities to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries, in addition to cash provided by operating activities. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors. As of April 4, 2020 and December 31, 2019, our short-term borrowings outstanding were $10 million and $19 million, respectively.

LEAR CORPORATION

Senior Notes
As of April 4, 2020, our senior notes (collectively, the "Notes") consisted of the amounts shown below (in millions, except stated coupon rates):

Note	Aggregate Principal Amount at Maturity	Stated Coupon Rate
Senior unsecured notes due 2027 (the "2027 Notes")	750	3.80%
Senior unsecured notes due 2029 (the "2029 Notes")	375	4.25%
2030 Notes	350	3.50%
2049 Notes	625	5.25%
	$2,100
The issue, maturity and interest payment dates of the Notes are shown below:

Note	Issuance Date	Maturity Date	Interest Payment Dates
2027 Notes	August 2017	September 15, 2027	March 15 and September 15
2029 Notes	May 2019	May 15, 2029	May 15 and November 15
2030 Notes	February 2020	May 30, 2030	May 30 and November 30
2049 Notes	May 2019 and February 2020	May 15, 2049	May 15 and November 15
In February 2020, we issued $350 million in aggregate principal amount at maturity of 2030 Notes and an additional $300 million in aggregate principal amount at maturity of 2049 Notes. The 2030 Notes have a stated coupon rate of 3.5% and were issued at 99.774% of par, resulting in a yield to maturity of 3.525%. The 2049 Notes have a stated coupon rate of 5.25% and were issued at 106.626% of par, resulting in a yield to maturity of 4.821%.
The net proceeds from the offering were $669 million after original issue discount. The proceeds were used to redeem the $650 million in aggregate principal amount of 2025 Notes at a redemption price equal to 102.625% of the principal amount of such 2025 Notes, plus accrued interest.
In connection with these transactions, we recognized a loss of $21 million on the extinguishment of debt and paid related issuance costs of $6 million.
The indentures governing the Notes contain certain investment-grade style restrictive covenants and customary events of default. As of April 4, 2020, we were in compliance with all covenants under the indentures governing the Notes.
For further information related to the Notes, including information on early redemption, covenants and events of default, see Note 8, "Debt," to the condensed consolidated financial statements included in this Report and Note 6, "Debt," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Credit Agreement
Our Credit Agreement, dated August 8, 2017, consists of a $1.75 billion Revolving Credit Facility and a $250 million Term Loan Facility. In February 2020, we entered into an agreement to extend the maturity date of the Revolving Credit Facility by one year to August 8, 2024, and paid related issuance costs of $1 million. The maturity date of the Term Loan Facility remains August 8, 2022.
On March 26, 2020, as a proactive measure in response to the COVID-19 pandemic, we announced the borrowing of $1.0 billion under the Revolving Credit Facility, resulting in remaining availability of $750 million.
As of April 4, 2020, there were $1.0 billion and $231 million of borrowings outstanding under the Revolving Credit Facility and the Term Loan Facility, respectively. As of December 31, 2019, there were no borrowings outstanding under the Revolving Credit Facility and $234 million of borrowings outstanding under the Term Loan Facility.
During the first three months of 2020, we made required principal payments of $3 million under the Term Loan Facility.
The Credit Agreement contains various financial and other covenants that require us to maintain a minimum leverage coverage ratio. As of April 4, 2020, we were in compliance with all covenants under the Credit Agreement. Although we expect to maintain compliance with all covenants, the impact of the COVID-19 pandemic may negatively affect our ability to comply with certain of these covenants. In the event that we are unable to maintain compliance with such covenants, we expect to

LEAR CORPORATION

obtain an amendment or waiver from our lenders, refinance the indebtedness subject to the covenants or take other mitigating actions prior to a potential breach.
For further information related to the Credit Agreement, including information on pricing, covenants and events of default, see Note 8, "Debt," to the condensed consolidated financial statements included in this Report and Note 6, "Debt," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Scheduled Interest Payments
Scheduled interest payments on the Notes as April 4, 2020, are shown below (in millions):

	2020(1)	2021	2022	2023	2024	Thereafter	Total
Scheduled interest payments	$72	$90	$90	$90	$90	$1,027	$1,459
(1) For the remaining nine months
Common Stock Share Repurchase Program
In March 2020, as a proactive measure in response to the COVID-19 pandemic, we temporarily suspended share repurchases under our share repurchase program. Share repurchases in the first quarter of 2020 (prior to the suspension) are shown below (in millions except for shares and per share amounts):

Three Months Ended				As of
April 4, 2020				April 4, 2020
Aggregate Repurchases	Cash paid for Repurchases	Number of Shares	Average Price per Share (1)	Remaining Purchase Authorization
$70	$70	641,149	$109.22	$1,430
(1) Excludes commissions
Since the first quarter of 2011, our Board of Directors has authorized $6.1 billion in share repurchases under our common stock share repurchase program. As of the end of the first quarter of 2020, we have repurchased, in aggregate, $4.7 billion of our outstanding common stock, at an average price of $90.07 per share, excluding commissions and related fees.
We may implement share repurchases through a variety of methods, including, but not limited to, open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which we will repurchase our outstanding common stock and the timing of such repurchases will depend upon our financial condition, prevailing market conditions, alternative uses of capital and other factors (see "— Forward-Looking Statements").
For further information related to our common stock share repurchase program, see Note 15, "Comprehensive Income (Loss) and Equity," to the condensed consolidated financial statements included in this Report.
Dividends
In March 2020, as a proactive measure in response to the COVID-19 pandemic, we temporarily suspended our quarterly cash dividend. The quarterly cash dividend declared in the first quarter of 2020 (prior to the suspension) reflects a 3% increase over the quarterly cash dividend declared in first quarter of 2019. A summary of the 2020 dividend is shown below:

Payment Date	Dividend Per Share	Declaration Date	Record Date
March 18, 2020	$0.77	February 6, 2020	February 28, 2020
Although we do expect to pay quarterly cash dividends at some point in the future, such payments are at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors that our Board of Directors may consider in its discretion.
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

LEAR CORPORATION

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
A summary of the notional amount and estimated aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

	April 4, 2020	December 31, 2019
Notional amount (contract maturities < 24 months)	$2,362	$2,163
Fair value	(139)	50
Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Thai baht, the Chinese renminbi, the Japanese yen, the Brazilian real and the Honduran lempira. A sensitivity analysis of our net transactional exposure is shown below (in millions):

		Potential Earnings Benefit (Adverse Earnings Impact)
	Hypothetical Strengthening % (1)	April 4, 2020	December 31, 2019
U.S. dollar	10%	$4	$(16)
Euro	10%	(4)	19
(1) Relative to all other currencies to which it is exposed for a twelve-month period
A sensitivity analysis related to the aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

		Estimated Change in Fair Value
	Hypothetical Change % (2)	April 4, 2020	December 31, 2019
U.S. dollar	10%	$33	$50
Euro	10%	61	69
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
Interest Rates
Our variable rate debt obligations under our Credit Agreement are sensitive to changes in interest rates. As of April 4, 2020, we had $1.0 billion outstanding under the Revolving Credit Facility and $231 million outstanding under the Term Loan Facility.
Advances under the Revolving Credit Facility and the Term Loan Facility generally bear interest based on (i) the Eurocurrency Rate (as defined in the Credit Agreement) or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin.
A hypothetical 100 basis point increase in interest rates on our variable rate debt obligations would increase annual interest expense and related cash interest payments by approximately $7 million.

LEAR CORPORATION

Commodity Prices
Raw material, energy and commodity costs can be volatile, reflecting changes in supply and demand and global trade and tariff policies. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity cost environment. If these costs increase, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance," in our Annual Report on Form 10-K for the year ended December 31, 2019.
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

OTHER MATTERS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of April 4, 2020, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $14 million. In addition, as of April 4, 2020, we had recorded reserves for product liability claims and environmental matters of $34 million and $9 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2019. For a more complete description of our outstanding material legal proceedings, see Note 16, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.
Significant Accounting Policies and Critical Accounting Estimates
Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates," and Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first quarter of 2020, with the exception of credit losses. See Note 18, "Financial Instruments — Accounts Receivable," to the condensed consolidated financial statements included in this Report.
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

LEAR CORPORATION

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

•	general economic conditions in the markets in which we operate, including changes in interest rates or currency exchange rates;

•	the impact of the COVID-19 pandemic on our business and the global economy;

•	changes in actual industry vehicle production levels from our current estimates;

•	fluctuations in the production of vehicles or the loss of business with respect to, or the lack of commercial success of, a vehicle model for which we are a significant supplier;

•	the outcome of customer negotiations and the impact of customer-imposed price reductions;

•	the cost and availability of raw materials, energy, commodities and product components and our ability to mitigate such costs;

•	disruptions in relationships with our suppliers;

•	the financial condition of and adverse developments affecting our customers and suppliers;

•	risks associated with conducting business in foreign countries;

•	currency controls and the ability to economically hedge currencies;

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

LEAR CORPORATION

•
other risks described in Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented and updated by Part II — Item 1A, "Risk Factors," in this Report, and our other Securities and Exchange Commission ("SEC") filings.

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

(b)	Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended April 4, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
In April 2019, the Company completed the acquisition of Xevo Inc. (“Xevo”) and is currently integrating Xevo into its operations, compliance programs and internal control processes. Xevo constituted 2.7% of the Company's total assets as of April 4, 2020, including goodwill and intangible assets recorded as part of the purchase price allocation, and 0.5% of the Company's net sales in the three months ended April 4, 2020. SEC guidance allows companies to exclude acquisitions from their assessment of the internal control over financial reporting during the first year following an acquisition while integrating the acquired company. The Company has excluded the acquired operations of Xevo from its assessment of the Company's internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial or contractual disputes, product liability claims and environmental and other matters. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2019. For a description of our outstanding material legal proceedings, see Note 16, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.

ITEM 1A — RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, except for the addition of the risk factor set forth below:

•	Pandemics or disease outbreaks, such as COVID-19, have disrupted, and may continue to disrupt, our business, which could adversely affect our financial performance.
Pandemics or disease outbreaks, such as COVID-19, have disrupted, and may continue to disrupt, automotive industry customer sales and production volumes. Vehicle production has already decreased significantly in China, which was first affected by COVID-19, and resulted in the shutdown of manufacturing operations in China beginning in January 2020. Subsequent shutdowns have been announced in the United States and Europe as COVID-19 continues to spread globally. As a result, we have experienced, and may continue to experience, reductions in orders from our customers globally. This reduction in orders may be further exacerbated by the global economic downturn resulting from the pandemic which could decrease consumer demand for vehicles or result in the financial distress of one or more of our customers or suppliers. In addition, if COVID-19

LEAR CORPORATION

were to affect a significant amount of the workforce employed or operating at our facilities, we could experience delays or the inability to produce and deliver products to our customers on a timely basis. The extent to which the COVID-19 pandemic adversely affects our financial performance will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the effectiveness of actions to contain the virus or treat its impact and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts on our business and financial performance as a result of its global economic impact, including a recession that has occurred or may occur in the future.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As discussed in Part I — Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capitalization — Common Stock Share Repurchase Program," and Note 15, "Comprehensive Income (Loss) and Equity," to the condensed consolidated financial statements included in this Report, we have a remaining repurchase authorization of $1,430.0 million under our common stock share repurchase program.
A summary of the shares of our common stock repurchased during the quarter ended April 4, 2020, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
January 1, 2020 through February 1, 2020	—	$—	—	$1,202.6
February 2, 2020 through February 29, 2020	276,181	$117.37	276,181	1,467.6	(1)
March 1, 2020 through April 4, 2020	364,968	$103.05	364,968	1,430.0	(2)
Total	641,149	$109.22	641,149	$1,430.0
(1) In February 2020, our Board of Directors authorized an increase to our existing common stock share repurchase program authorization to $1.5 billion.
(2) In March 2020, we temporarily suspended share repurchases under our share repurchase program.

LEAR CORPORATION

ITEM 6 — EXHIBITS

Exhibit Index

	Exhibit Number	Exhibit Name
	4.1
Fourth Supplemental Indenture, dated February 24, 2020, between the Company and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 24, 2020).

	10.1
Extension Agreement and Amendment No. 2, dated February 20, 2020, related to the Credit Agreement, dated as of August 8, 2017 (as amended by that certain Extension Agreement dated as of March 27, 2019), among Lear Corporation, the foreign subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, HSBC Securities (USA) Inc., as syndication agent, Barclays Bank PLC, Citibank N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2020).

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

LEAR CORPORATION

Dated:	May 8, 2020	By:	/s/ Raymond E. Scott
Raymond E. Scott
President and Chief Executive Officer

		By:	/s/ Jason M. Cardew
Jason M. Cardew
Senior Vice President and Chief Financial Officer