Form 10-Q
period 2020-07-04
LEAR CORP
filed 2020-08-04
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2020.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2020, the number of shares outstanding of the registrant’s common stock was 59,943,580 shares.

LEAR CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JULY 4, 2020

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

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	July 4, 2020(1)	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,775.5	$1,487.7
Accounts receivable	2,354.9	2,982.6
Inventories	1,245.4	1,258.2
Other	673.1	678.2
Total current assets	6,048.9	6,406.7
LONG-TERM ASSETS:
Property, plant and equipment, net	2,618.3	2,704.2
Goodwill	1,606.1	1,614.3
Other	1,995.7	1,955.5
Total long-term assets	6,220.1	6,274.0
Total assets	$12,269.0	$12,680.7

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$7.1	$19.2
Revolving credit facility borrowings	1,000.0	—
Accounts payable and drafts	1,902.6	2,821.7
Accrued liabilities	1,859.9	1,811.2
Current portion of long-term debt	17.2	14.1
Total current liabilities	4,786.8	4,666.2
LONG-TERM LIABILITIES:
Long-term debt	2,302.7	2,293.7
Other	1,082.0	1,101.3
Total long-term liabilities	3,384.7	3,395.0

Redeemable noncontrolling interest	114.3	118.4

EQUITY:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 64,563,291 shares issued as of July 4, 2020 and December 31, 2019	0.6	0.6
Additional paid-in capital	955.6	969.1
Common stock held in treasury, 4,623,508 and 4,127,806 shares as of July 4, 2020 and December 31, 2019, respectively, at cost	(612.6)	(563.1)
Retained earnings	4,447.1	4,715.8
Accumulated other comprehensive loss	(923.0)	(772.7)
Lear Corporation stockholders’ equity	3,867.7	4,349.7
Noncontrolling interests	115.5	151.4
Equity	3,983.2	4,501.1
Total liabilities and equity	$12,269.0	$12,680.7

(1)	Unaudited.
The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions, except share and per share data)

	Three Months Ended		Six Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Net sales	$2,444.5	$5,007.6	$6,902.2	$10,167.7

Cost of sales	2,571.9	4,529.4	6,695.4	9,216.3
Selling, general and administrative expenses	150.9	157.1	294.6	305.4
Amortization of intangible assets	16.0	15.9	33.1	28.6
Interest expense	27.2	24.5	51.6	45.4
Other (income) expense, net	(3.2)	13.8	37.3	18.2
Consolidated income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	(318.3)	266.9	(209.8)	553.8
Provision (benefit) for income taxes	(41.0)	73.3	(14.5)	116.4
Equity in net income of affiliates	(7.8)	(8.4)	(9.4)	(10.7)
Consolidated net income (loss)	(269.5)	202.0	(185.9)	448.1
Less: Net income attributable to noncontrolling interests	24.4	19.2	31.6	36.4
Net income (loss) attributable to Lear	$(293.9)	$182.8	$(217.5)	$411.7

Basic net income (loss) per share available to Lear common stockholders (Note 14)	$(4.89)	$2.92	$(3.61)	$6.68

Diluted net income (loss) per share available to Lear common stockholders (Note 14)	$(4.89)	$2.92	$(3.61)	$6.66

Cash dividends declared per share	$—	$0.75	$0.77	$1.50

Average common shares outstanding	60,102,925	62,191,022	60,310,559	62,501,419

Average diluted shares outstanding	60,102,925	62,354,334	60,310,559	62,734,494

Consolidated comprehensive income (loss) (Condensed Consolidated Statements of Equity)	$(142.1)	$208.4	$(339.9)	$456.6
Less: Comprehensive income attributable to noncontrolling interests	25.5	12.3	27.9	37.3
Comprehensive income (loss) attributable to Lear	$(167.6)	$196.1	$(367.8)	$419.3
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended July 4, 2020
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance April 4, 2020	$0.6	$946.0	$(615.6)	$4,741.8	$(1,049.3)	$4,023.5
Comprehensive income (loss):
Net income (loss)	—	—	—	(293.9)	—	(293.9)
Other comprehensive income	—	—	—	—	126.3	126.3
Total comprehensive income (loss)	—	—	—	(293.9)	126.3	(167.6)
Stock-based compensation	—	12.5	—	—	—	12.5
Net issuance of 21,616 shares held in treasury in settlement of stock-based compensation	—	(2.9)	3.0	(0.8)	—	(0.7)
Dividends declared to non-controlling interest holders	—	—	—	—	—	—
Balance at July 4, 2020	$0.6	$955.6	$(612.6)	$4,447.1	$(923.0)	$3,867.7

	Six Months Ended July 4, 2020
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at January 1, 2020	$0.6	$969.1	$(563.1)	$4,715.8	$(772.7)	$4,349.7
Comprehensive income (loss):
Net income (loss)	—	—	—	(217.5)	—	(217.5)
Other comprehensive loss	—	—	—	—	(150.3)	(150.3)
Total comprehensive income (loss)	—	—	—	(217.5)	(150.3)	(367.8)
Adoption of accounting standard update 2016-13 (Note 18)	—	—	—	(0.8)	—	(0.8)
Stock-based compensation	—	16.4			—	16.4
Net issuance of 145,447 shares held in treasury in settlement of stock-based compensation	—	(29.9)	20.5	(2.5)	—	(11.9)
Repurchase of 641,149 shares of common stock at average price of $109.22 per share	—	—	(70.0)	—	—	(70.0)
Dividends declared to Lear Corporation stockholders	—	—	—	(46.8)	—	(46.8)
Dividends declared to non-controlling interest holders	—	—	—	—	—	—
Redeemable non-controlling interest adjustment	—	—	—	(1.1)	—	(1.1)
Balance at July 4, 2020	$0.6	$955.6	$(612.6)	$4,447.1	$(923.0)	$3,867.7
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
(Unaudited; in millions, except share and per share data)

	Three Months Ended July 4, 2020
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity	Redeemable Non-controlling Interests
Balance April 4, 2020	$4,023.5	$159.8	$4,183.3	$113.5
Comprehensive income (loss):
Net income (loss)	(293.9)	24.0	(269.9)	0.4
Other comprehensive income	126.3	0.7	127.0	0.4
Total comprehensive income (loss)	(167.6)	24.7	(142.9)	0.8
Stock-based compensation	12.5	—	12.5	—
Net issuance of 21,616 shares held in treasury in settlement of stock-based compensation	(0.7)	—	(0.7)	—
Dividends declared to non-controlling interest holders	—	(69.0)	(69.0)	—
Balance at July 4, 2020	$3,867.7	$115.5	$3,983.2	$114.3

	Six Months Ended July 4, 2020
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity	Redeemable Non-controlling Interests
Balance at January 1, 2020	$4,349.7	$151.4	$4,501.1	$118.4
Comprehensive income (loss):
Net income (loss)	(217.5)	35.1	(182.4)	(3.5)
Other comprehensive loss	(150.3)	(2.0)	(152.3)	(1.7)
Total comprehensive income (loss)	(367.8)	33.1	(334.7)	(5.2)
Adoption of accounting standard update 2016-13 (Note 18)	(0.8)	—	(0.8)	—
Stock-based compensation	16.4	—	16.4	—
Net issuance of 145,447 shares held in treasury in settlement of stock-based compensation	(11.9)	—	(11.9)	—
Repurchase of 641,149 shares of common stock at average price of $109.22 per share	(70.0)	—	(70.0)	—
Dividends declared to Lear Corporation stockholders	(46.8)	—	(46.8)	—
Dividends declared to non-controlling interest holders	—	(69.0)	(69.0)	—
Redeemable non-controlling interest adjustment	(1.1)	—	(1.1)	1.1
Balance at July 4, 2020	$3,867.7	$115.5	$3,983.2	$114.3
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
(Unaudited; in millions, except share and per share data)

	Three Months Ended June 29, 2019
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at March 30, 2019	$0.6	$961.5	$(305.6)	$4,300.3	$(711.5)	$4,245.3
Comprehensive income (loss):
Net income	—	—	—	182.8	—	182.8
Other comprehensive income (loss)	—	—	—	—	13.3	13.3
Total comprehensive income (loss)	—	—	—	182.8	13.3	196.1
Stock-based compensation	—	4.8	—	—	—	4.8
Net issuance of 4,732 shares held in treasury in settlement of stock-based compensation	—	(1.0)	0.6	—	—	(0.4)
Repurchase off 1,182,976 shares of common stock at average price of $136.63 per share	—	—	(161.6)	—	—	(161.6)
Dividends declared to Lear Corporation stockholders	—	—	—	(46.9)	—	(46.9)
Dividends declared to non-controlling interest holders	—	—	—	—	—	—
Acquisition of outstanding non-controlling interest	—	—	—	—	—	—
Redeemable non-controlling interest adjustment	—	—	—	(0.9)	—	(0.9)
Balance at June 29, 2019	$0.6	$965.3	$(466.6)	$4,435.3	$(698.2)	$4,236.4

	Six Months Ended June 29, 2019
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at January 1, 2019	$0.6	$1,017.4	$(225.1)	$4,113.6	$(705.8)	$4,200.7
Comprehensive income:
Net income	—	—	—	411.7	—	411.7
Other comprehensive income	—	—	—	—	7.6	7.6
Total comprehensive income	—	—	—	411.7	7.6	419.3
Stock-based compensation	—	14.3	—	—	—	14.3
Net issuance of 284,752 shares held in treasury in settlement of stock-based compensation	—	(66.4)	38.0	(1.2)	—	(29.6)
Repurchase of 1,987,246 shares of common stock at average price of $140.65 per share	—	—	(279.5)	—	—	(279.5)
Dividends declared to Lear Corporation stockholders	—	—	—	(94.6)	—	(94.6)
Dividends declared to non-controlling interest holders	—	—	—	—	—	—
Acquisition of outstanding non-controlling interest	—	—	—	—	—	—
Redeemable non-controlling interest adjustment	—	—	—	5.8	—	5.8
Balance at June 29, 2019	$0.6	$965.3	$(466.6)	$4,435.3	$(698.2)	$4,236.4
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
(Unaudited; in millions, except share and per share data)

	Three Months Ended June 29, 2019
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity	Redeemable Non-controlling Interests
Balance at March 30, 2019	$4,245.3	$148.4	$4,393.7	$156.6
Comprehensive income (loss):
Net income	182.8	18.1	200.9	1.1
Other comprehensive income (loss)	13.3	(3.3)	10.0	(3.6)
Total comprehensive income (loss)	196.1	14.8	210.9	(2.5)
Stock-based compensation	4.8	—	4.8	—
Net issuance of 4,732 shares held in treasury in settlement of stock-based compensation	(0.4)	—	(0.4)	—
Repurchase off 1,182,976 shares of common stock at average price of $136.63 per share	(161.6)	—	(161.6)	—
Dividends declared to Lear Corporation stockholders	(46.9)	—	(46.9)	—
Dividends declared to non-controlling interest holders	—	0.1	0.1	—
Acquisition of outstanding non-controlling interest	—	(0.2)	(0.2)	—
Redeemable non-controlling interest adjustment	(0.9)	—	(0.9)	0.9
Balance at June 29, 2019	$4,236.4	$163.1	$4,399.5	$155.0

	Six Months Ended June 29, 2019
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity	Redeemable Non-controlling Interests
Balance at January 1, 2019	$4,200.7	$159.9	$4,360.6	$158.1
Comprehensive income:
Net income	411.7	34.1	445.8	2.3
Other comprehensive income	7.6	0.5	8.1	0.4
Total comprehensive income	419.3	34.6	453.9	2.7
Stock-based compensation	14.3	—	14.3	—
Net issuance of 284,752 shares held in treasury in settlement of stock-based compensation	(29.6)	—	(29.6)	—
Repurchase of 1,987,246 shares of common stock at average price of $140.65 per share	(279.5)	—	(279.5)	—
Dividends declared to Lear Corporation stockholders	(94.6)	—	(94.6)	—
Dividends declared to non-controlling interest holders	—	(31.2)	(31.2)	—
Acquisition of outstanding non-controlling interest	—	(0.2)	(0.2)	—
Redeemable non-controlling interest adjustment	5.8	—	5.8	(5.8)
Balance at June 29, 2019	$4,236.4	$163.1	$4,399.5	$155.0
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended
	July 4, 2020	June 29, 2019
Cash Flows from Operating Activities:
Consolidated net income (loss)	$(185.9)	$448.1
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	260.8	251.9
Loss on extinguishment of debt	21.1	10.6
Net change in recoverable customer engineering, development and tooling	(58.1)	(59.5)
Net change in working capital items (see below)	(358.8)	(192.8)
Other, net	18.7	(2.4)
Net cash provided by (used in) operating activities	(302.2)	455.9
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(195.2)	(259.3)
Acquisition, net of acquired cash	—	(320.9)
Other, net	19.2	0.1
Net cash used in investing activities	(176.0)	(580.1)
Cash Flows from Financing Activities:
Revolving credit facility borrowings	1,000.0	—
Term loan repayments	(6.3)	(3.1)
Short-term borrowings, net	(12.0)	4.7
Proceeds from the issuance of senior notes	669.1	693.3
Redemption of senior notes	(667.1)	(333.7)
Payment of debt issuance and other financing costs	(6.9)	(6.3)
Repurchase of common stock	(70.0)	(276.5)
Dividends paid to Lear Corporation stockholders	(47.9)	(95.6)
Dividends paid to noncontrolling interests	(43.0)	(31.2)
Other, net	(14.6)	(56.9)
Net cash provided by (used in) financing activities	801.3	(105.3)
Effect of foreign currency translation	(20.4)	0.6
Net Change in Cash, Cash Equivalents and Restricted Cash	302.7	(228.9)
Cash, Cash Equivalents and Restricted Cash as of Beginning of Period	1,510.4	1,519.8
Cash, Cash Equivalents and Restricted Cash as of End of Period	$1,813.1	$1,290.9

Changes in Working Capital Items:
Accounts receivable	$557.3	$(544.2)
Inventories	(11.5)	(42.3)
Accounts payable	(866.8)	196.3
Accrued liabilities and other	(37.8)	197.4
Net change in working capital items	$(358.8)	$(192.8)

Supplementary Disclosure:
Cash paid for interest	$65.0	$50.8
Cash paid for income taxes, net of refunds received	$63.3	$109.2
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
In the second quarter of 2019, the Company completed the acquisition of Xevo Inc. ("Xevo"), a Seattle-based, global leader in connected car software, by acquiring all of Xevo's outstanding shares. The acquisition of Xevo has been accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying condensed consolidated balance sheets as of July 4, 2020 and December 31, 2019. The operating results and cash flows of Xevo are included in the accompanying condensed consolidated financial statements from the date of acquisition and in the Company's E-Systems segment. For further information related to the acquisition of Xevo, see Note 3, "Acquisition," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
The Company’s annual financial results are reported on a calendar year basis, and quarterly interim results are reported using a thirteen week reporting calendar.

(2) Impact of COVID-19 Pandemic
Unprecedented industry disruptions related to the COVID-19 pandemic during the first half of 2020 impacted operations in every region of the world. The Company's operations in China were impacted first, with most plants in the country closed for several weeks during the first quarter. At the end of the first quarter, all of the Company's facilities in China were operating and capacity utilization was increasing. Beginning in mid-March, the Company's operations in Europe, North America, South America and Asia (outside of China) were impacted, with virtually all of its plants closed at the end of the first quarter and closures continuing throughout April and, in most cases, a portion of May. Although manufacturing resumed gradually, most of the Company's plants in its major markets were operating at pre-COVID-19 levels at the end of the second quarter. While the Company experienced significant inefficiencies and incremental costs related to the COVID-19 pandemic in the first half of the year, these inefficiencies began to diminish toward the end of the second quarter.
Various government programs have been enacted to provide financial relief for businesses affected by the COVID-19 pandemic. In the first half of 2020, the Company recognized approximately $80 million of government assistance primarily related to the reimbursement of certain employee costs. The Company recognizes such assistance as a reduction of the related costs as such costs are incurred and the Company is reasonably assured to receive payment.
Although industry production has returned to pre-COVID-19 levels, partially due to the customers' need to replenish inventory levels, it is likely that, for a period of time, the global automotive industry will experience lower demand for new vehicles as a result of the global economic slowdown caused by the COVID-19 pandemic, as new vehicle sales are typically correlated with positive consumer confidence and low unemployment. Further, a resurgence of the virus with corresponding shelter-in-place orders impacting industry production later in the year could also impact the Company's financial results.
The accompanying condensed consolidated financial statements reflect estimates and assumptions made by management as of July 4, 2020, and for the six months then ended. Such estimates and assumptions affect, among other things, the Company's goodwill, long-lived asset and indefinite-lived intangible asset valuations; inventory valuations; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; and credit losses related to our financial instruments. Events and circumstances arising after July 4, 2020, including those resulting from the impact of the COVID-19 pandemic, will be reflected in management's estimates and assumptions in future periods.
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
In the first half of 2020, the Company recorded charges of $70.2 million in connection with its restructuring actions. These charges consist of $49.5 million recorded as cost of sales, $18.0 million recorded as selling, general and administrative expenses and $2.7 million recorded as other expense, net. The restructuring charges consist of employee termination costs of $53.1 million, asset impairment charges of $12.4 million and contract termination costs of $0.6 million, as well as other related costs of $4.1 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Asset impairment charges relate to the disposal of buildings, leasehold improvements and/or machinery and equipment with carrying values of $10.4 million in excess of related estimated fair values and the impairment of right-of-use assets of $2.0 million.
The Company expects to incur approximately $48 million of additional restructuring costs related to activities initiated as of July 4, 2020, and expects that the components of such costs will be consistent with its historical experience. Any future restructuring actions will depend upon market conditions, customer actions and other factors.
A summary of 2020 activity is shown below (in millions):

	Accrual as of	2020	Utilization		Accrual as of
	January 1, 2020	Charges	Cash	Non-cash	July 4, 2020
Employee termination benefits	$152.8	$53.1	$(58.5)	$—	$147.4
Asset impairment charges	—	12.4	—	(12.4)	—
Contract termination costs	4.9	0.6	(0.3)	—	5.2
Other related costs	—	4.1	(4.1)	—	—
Total	$157.7	$70.2	$(62.9)	$(12.4)	$152.6

(4) Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. A summary of inventories is shown below (in millions):

	July 4, 2020	December 31, 2019
Raw materials	$956.3	$906.3
Work-in-process	105.7	107.0
Finished goods	353.0	380.4
Reserves	(169.6)	(135.5)
Inventories	$1,245.4	$1,258.2

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
During the first six months of 2020 and 2019, the Company capitalized $91.8 million and $125.8 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During the first six months of

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2020 and 2019, the Company also capitalized $90.0 million and $91.3 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets.
During the first six months of 2020 and 2019, the Company collected $127.8 million and $163.7 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer E&D and tooling costs related to long-term supply agreements is shown below (in millions):

	July 4, 2020	December 31, 2019
Current	$189.6	$157.2
Long-term	135.2	113.8
Recoverable customer E&D and tooling	$324.8	$271.0

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
A summary of property, plant and equipment is shown below (in millions):

	July 4, 2020	December 31, 2019
Land	$109.6	$113.1
Buildings and improvements	819.3	831.3
Machinery and equipment	3,980.5	3,844.1
Construction in progress	318.2	382.4
Total property, plant and equipment	5,227.6	5,170.9
Less – accumulated depreciation	(2,609.3)	(2,466.7)
Property, plant and equipment, net	$2,618.3	$2,704.2

Depreciation expense was $114.3 million and $112.4 million in the three months ended July 4, 2020 and June 29, 2019, respectively, and $227.7 million and $223.3 million in the six months ended July 4, 2020 and June 29, 2019, respectively.
The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with GAAP. If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. In the first six months of 2020, the Company did not recognize any long-lived asset impairment charges, except as discussed below. The Company will, however, continue to assess the impact of significant industry events on the realization of its long-lived assets.
In the first six months of 2020 and 2019, the Company recognized asset impairment charges of $12.4 million and $3.6 million, respectively, in conjunction with its restructuring actions (Note 3, "Restructuring"). In the six months ended July 4, 2020, the Company recognized additional asset impairment charges of $0.6 million.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(7) Goodwill
A summary of the changes in the carrying amount of goodwill, by operating segment, in the six months ended July 4, 2020, is shown below (in millions):

	Seating	E-Systems	Total
Balance at January 1, 2020	$1,235.4	$378.9	$1,614.3
Foreign currency translation and other	(7.2)	(1.0)	(8.2)
Balance at July 4, 2020	$1,228.2	$377.9	$1,606.1

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
During the first quarter of 2020, an interim goodwill impairment analysis related to one of the Company’s reporting units within its E-Systems operating segment was performed, largely due to industry disruptions resulting from the COVID-19 pandemic. The goodwill impairment analysis reflected the Company’s best estimates of the COVID-19 pandemic’s ultimate impact on industry conditions, including consumer demand, as well as economic recovery. The results of the quantitative analysis indicated that the fair value of the reporting unit exceeded the related carrying value. During the second quarter of 2020, the Company determined that it was not more likely than not that this reporting unit was impaired. The reporting unit continues to be at risk of failing a future quantitative assessment if the impact of the COVID-19 pandemic is more severe or if economic recovery is slower or weaker than anticipated. As of July 4, 2020, the goodwill of the reporting unit represents less than 7% of the Company’s total goodwill.
There was no impairment of goodwill in the first six months of 2020 and 2019. The Company will, however, continue to assess the impact of significant events or circumstances on its recorded goodwill.

(8) Debt
A summary of long-term debt, net of unamortized debt issuance costs and unamortized original issue premium (discount), and the related weighted average interest rates is shown below (in millions):

	July 4, 2020
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
Credit Agreement — Term Loan Facility	$228.1	$(0.8)	$—	$227.3	1.360%
3.8% Senior Notes due 2027 (the "2027 Notes")	750.0	(4.4)	(3.8)	741.8	3.885%
4.25% Senior Notes due 2029 (the "2029 Notes")	375.0	(2.7)	(1.0)	371.3	4.288%
3.5% Senior Notes due 2030 (the "2030 Notes")	350.0	(2.7)	(0.8)	346.5	3.525%
5.25% Senior Notes due 2049 (the "2049 Notes")	625.0	(6.4)	14.4	633.0	5.103%
	$2,328.1	$(17.0)	$8.8	$2,319.9
Less — Current portion				(17.2)
Long-term debt				$2,302.7

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	December 31, 2019
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Discount	Long-Term Debt, Net	Weighted Average Interest Rate
Credit Agreement — Term Loan Facility	$234.4	$(1.0)	$—	$233.4	2.880%
5.25% Senior Notes due 2025 (the "2025 Notes")	650.0	(4.2)	—	645.8	5.250%
2027 Notes	750.0	(4.7)	(4.1)	741.2	3.885%
2029 Notes	375.0	(2.9)	(1.1)	371.0	4.288%
2049 Notes issued 2019	325.0	(3.3)	(5.3)	316.4	5.363%
	$2,334.4	$(16.1)	$(10.5)	2,307.8
Less — Current portion				(14.1)
Long-term debt				$2,293.7

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
In connection with these transactions, the Company recognized a loss of $21.1 million on the extinguishment of debt and paid related issuance costs of $5.9 million in the six months ended July 4, 2020.
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
As of July 4, 2020, the Company was in compliance with all covenants under the indentures governing the Notes.
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
As of July 4, 2020, there were $1.0 billion of borrowings outstanding under the Revolving Credit Facility, which is reflected in current liabilities in the accompanying condensed consolidated balance sheet. As of December 31, 2019, there were no

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

borrowings outstanding under the Revolving Credit Facility. As of July 4, 2020 and December 31, 2019, there were $228.1 million and $234.4 million, respectively, of borrowings outstanding under the Term Loan Facility.
In the first six months of 2020, the Company made required principal payments of $6.3 million under the Term Loan Facility.
Advances under the Revolving Credit Facility and the Term Loan Facility generally bear interest based on (i) the Eurocurrency Rate (as defined in the Credit Agreement) or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin, determined in accordance with a pricing grid. The range and the rate as of July 4, 2020, are shown below (in percentages):

	Eurocurrency Rate			Base Rate
			Rate as of			Rate as of
	Minimum	Maximum	July 4, 2020	Minimum	Maximum	July 4, 2020
Revolving Credit Facility	1.00%	1.60%	1.10%	0.00%	0.60%	0.10%
Term Loan Facility	1.125%	1.90%	1.25%	0.125%	0.90%	0.25%

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
As of July 4, 2020, the Company was in compliance with all covenants under the Credit Agreement.
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

	July 4, 2020	December 31, 2019
Right-of-use assets under operating leases:
Other long-term assets	$537.2	$527.0
Lease obligations under operating leases:
Accrued liabilities	$113.9	$113.9
Other long-term liabilities	434.0	422.4
	$547.9	$536.3

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Maturities of lease obligations as of July 4, 2020, are shown below (in millions):

July 4, 2020
2020 (1)	$69.3
2021	121.9
2022	97.5
2023	76.2
2024	63.4
Thereafter	208.9
Total undiscounted cash flows	637.2
Less: Imputed interest	(89.3)
Lease obligations under operating leases	$547.9
(1) For the remaining six months
The Company has entered into one lease contract which is expected to commence in the third quarter of 2021 with a lease term of approximately ten years. The aggregate right-of-use asset and related lease obligation are expected to be approximately $50 million.
Cash flow information related to operating leases is shown below (in millions):

	Six Months Ended
	July 4, 2020	June 29, 2019
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$83.2	$66.1
Operating cash flows:
Cash paid related to operating lease obligations	$70.9	$66.5

Lease expense included in the accompanying condensed consolidated statements of comprehensive income (loss) is shown below (in millions):

	Three Months Ended		Six Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Operating lease expense	$35.3	$35.0	$71.6	$67.5
Short-term lease expense	3.9	4.6	8.0	9.0
Variable lease expense	1.8	1.2	3.7	1.8
Total lease expense	$41.0	$40.8	$83.3	$78.3

In the six months ended July 4, 2020, the Company recognized an impairment charge of $2.0 million related to its right-of-use assets in conjunction with its restructuring actions (Note 3, "Restructuring").
The weighted average lease term and discount rate for operating leases are shown below:

July 4, 2020
Weighted average remaining lease term (in years)	7.1
Weighted average discount rate	3.4%

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
Net Periodic Pension and Other Postretirement Benefit (Credit) Cost
The components of the Company’s net periodic pension benefit (credit) cost are shown below (in millions):

	Three Months Ended				Six Months Ended
	July 4, 2020		June 29, 2019		July 4, 2020		June 29, 2019
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$1.2	$—	$1.6	$—	$2.4	$—	$3.2
Interest cost	4.1	3.0	4.7	3.6	8.2	6.1	9.3	7.3
Expected return on plan assets	(5.3)	(4.9)	(5.1)	(5.2)	(10.6)	(9.9)	(10.1)	(10.4)
Amortization of actuarial loss	0.5	1.2	0.4	1.9	1.1	2.3	0.9	3.9
Settlement loss	—	—	—	—	0.3	—	0.1	—
Net periodic benefit (credit) cost	$(0.7)	$0.5	$—	$1.9	$(1.0)	$0.9	$0.2	$4.0

The components of the Company’s net periodic other postretirement benefit (credit) cost are shown below (in millions):

	Three Months Ended				Six Months Ended
	July 4, 2020		June 29, 2019		July 4, 2020		June 29, 2019
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$—	$—	$—	$—	$—	$—	$0.1
Interest cost	0.4	0.2	0.6	0.4	0.8	0.4	1.1	0.7
Amortization of actuarial gain	(0.4)	—	(0.5)	—	(0.8)	—	(1.1)	—
Amortization of prior service credit	(0.1)	—	(0.1)	(0.1)	(0.1)	—	(0.1)	(0.1)
Net periodic benefit (credit) cost	$(0.1)	$0.2	$—	$0.3	$(0.1)	$0.4	$(0.1)	$0.7

Contributions
In the six months ended July 4, 2020, employer contributions to the Company’s domestic and foreign defined benefit pension plans were $5.1 million.
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
Revenue is recognized at a point in time when control of the product is transferred to the customer under standard commercial terms, as the Company does not have an enforceable right to payment prior to such transfer. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for those products based on the annual purchase orders, annual price reductions and ongoing price adjustments. In the first half of 2020, revenue recognized related to prior years represented approximately 1% of consolidated net sales. The Company's customers pay for products received in accordance with payment terms that are customary within the industry. The Company's contracts with its customers do not have significant financing components.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company records a contract liability for advances received from its customers. As of July 4, 2020 and December 31, 2019, there were no significant contract liabilities recorded. Further, there were no significant contract liabilities recognized in revenue during the first six months of 2020.
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
A summary of the Company’s revenue by reportable operating segment and geography is shown below (in millions):

	Three Months Ended
	July 4, 2020			June 29, 2019
	Seating	E-Systems	Total	Seating	E-Systems	Total
North America	$614.8	$125.1	$739.9	$1,597.9	$274.5	$1,872.4
Europe and Africa	550.1	273.5	823.6	1,461.5	537.9	1,999.4
Asia	557.9	283.0	840.9	659.2	306.6	965.8
South America	32.1	8.0	40.1	120.8	49.2	170.0
	$1,754.9	$689.6	$2,444.5	$3,839.4	$1,168.2	$5,007.6

	Six Months Ended
	July 4, 2020			June 29, 2019
	Seating	E-Systems	Total	Seating	E-Systems	Total
North America	$2,188.5	$432.6	$2,621.1	$3,189.0	$559.5	$3,748.5
Europe and Africa	1,786.1	790.1	2,576.2	3,015.8	1,155.0	4,170.8
Asia	1,015.3	501.9	1,517.2	1,310.6	610.9	1,921.5
South America	131.6	56.1	187.7	237.7	89.2	326.9
	$5,121.5	$1,780.7	$6,902.2	$7,753.1	$2,414.6	$10,167.7

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
A summary of other (income) expense, net is shown below (in millions):

	Three Months Ended		Six Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Other expense	$4.4	$16.7	$43.6	$27.3
Other income	(7.6)	(2.9)	(6.3)	(9.1)
Other (income) expense, net	$(3.2)	$13.8	$37.3	$18.2

In the three months ended July 4, 2020, other income includes net foreign currency transaction gains of $1.0 million. In the six months ended July 4, 2020, other expense includes net foreign currency transaction losses of $16.7 million and a loss of $21.1 million on the extinguishment of debt (Note 8, "Debt").
In the three and six months ended June 29, 2019, other expense includes net foreign currency transaction losses of $1.4 million and $7.2 million, respectively, and a loss of $10.6 million on the extinguishment of debt.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(13) Income Taxes
A summary of the provision (benefit) for income taxes and the corresponding effective tax rate for the three and six months ended July 4, 2020 and June 29, 2019, is shown below (in millions, except effective tax rates):

	Three Months Ended		Six Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Provision (benefit) for income taxes	$(41.0)	$73.3	$(14.5)	$116.4
Pretax income (loss) before equity in net income of affiliates	$(318.3)	$266.9	$(209.8)	$553.8
Effective tax rate	12.9%	27.5%	6.9%	21.0%

In the first six months of 2020 and 2019, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In addition, the Company recognized tax benefits (expense) related to the significant, discrete items shown below (in millions):

	Six Months Ended
	July 4, 2020	June 29, 2019
Restructuring charges and various other items	$31.1	$26.6
Valuation allowances on deferred tax assets of foreign subsidiaries	(22.0)	(10.4)
Share-based compensation	(0.2)	3.2
Change in tax status of certain affiliates	—	18.4
	$8.9	$37.8

Excluding the items above, the effective tax rate for the first six months of 2020 and 2019 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
On March 27, 2020, the CARES Act was signed into law. A major provision of the CARES Act allows net operating losses from the 2018, 2019 and 2020 tax years to be carried back up to five years, including years in which the U.S. federal corporate income tax rate was 35%, as opposed to the current U.S federal corporate income tax rate of 21%. For the three and six months ended July 4, 2020, the Company recognized tax benefits of $28.0 million due to the five-year net operating loss carryback period provided under the CARES Act, which include the positive and negative tax rate impact of various U.S. permanent and temporary differences, including the negative tax rate impact from the inclusion of foreign branch income.
For the six months ended July 4, 2020, the Company utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification ("ASC") 740, "Income Taxes," to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that, as a result of the current uncertainty due to the COVID-19 pandemic, the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate as minor changes in annual forecasted pre-tax income or income tax expense or benefit can produce significant changes in the estimated annual effective tax rate. For the six months ended June 29, 2019, the Company calculated its interim income tax provision based on the estimated annual effective rate.
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

(14) Net Income (Loss) Per Share Attributable to Lear
Basic net income (loss) per share available to Lear common stockholders is computed using the two-class method by dividing net income (loss) attributable to Lear, after deducting the redemption adjustment related to the redeemable noncontrolling interest, by the average number of common shares outstanding during the period. Common shares issuable upon the satisfaction of certain conditions pursuant to a contractual agreement are considered common shares outstanding and are included in the computation of basic net income (loss) per share available to Lear common stockholders.
Diluted net income per share available to Lear common stockholders is computed using the two-class method by dividing net income attributable to Lear, after deducting the redemption adjustment related to the redeemable noncontrolling interest, by the average number of common shares outstanding, including the dilutive effect of common stock equivalents computed using the treasury stock method and the average share price during the period. The computation of diluted net loss per share available to Lear common stockholders excludes the effect of common stock equivalents as such effect would be anti-dilutive.
A summary of information used to compute basic and diluted net income (loss) per share available to Lear common stockholders is shown below (in millions, except share and per share data):

	Three Months Ended		Six Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Net income (loss) attributable to Lear	$(293.9)	$182.8	$(217.5)	$411.7
Redeemable noncontrolling interest adjustment	—	(0.9)	—	5.8
Net income (loss) available to Lear common stockholders	$(293.9)	$181.9	$(217.5)	$417.5

Average common shares outstanding	60,102,925	62,191,022	60,310,559	62,501,419
Dilutive effect of common stock equivalents	—	163,312	—	233,075
Average diluted shares outstanding	60,102,925	62,354,334	60,310,559	62,734,494

Basic net income (loss) per share available to Lear common stockholders	$(4.89)	$2.92	$(3.61)	$6.68

Diluted net income (loss) per share available to Lear common stockholders	$(4.89)	$2.92	$(3.61)	$6.66

For further information related to the redeemable noncontrolling interest adjustment, see Note 15, "Comprehensive Income (Loss) and Equity."

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(15) Comprehensive Income (Loss) and Equity
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as all changes in the Company’s net assets except changes resulting from transactions with stockholders. It differs from net income (loss) in that certain items recorded in equity are included in comprehensive income (loss).
Accumulated Other Comprehensive Loss
A summary of changes, net of tax, in accumulated other comprehensive loss for the three and six months ended July 4, 2020, is shown below (in millions):

	July 4, 2020
	Three Months Ended	Six Months Ended
Defined benefit plans:
Balance at beginning of period	$(208.7)	$(217.6)
Reclassification adjustments (net of tax expense of $0.4 million and $0.7 million in the three and six months ended July 4, 2020, respectively)	0.8	2.1
Other comprehensive income (loss) recognized during the period (net of tax impact of $— million in the three and six months ended July 4, 2020)	(3.8)	3.8
Balance at end of period	$(211.7)	$(211.7)
Derivative instruments and hedging:
Balance at beginning of period	$(111.3)	$9.8
Reclassification adjustments (net of tax expense of $3.1 million and $1.7 million in the three and six months ended July 4, 2020, respectively)	11.0	5.3
Other comprehensive income (loss) recognized during the period (net of tax benefit (expense) of ($12.0) million and $15.9 million in the three and six months ended July 4, 2020, respectively)	49.9	(65.5)
Balance at end of period	$(50.4)	$(50.4)
Foreign currency translation:
Balance at beginning of period	$(729.3)	$(564.9)
Other comprehensive income (loss) recognized during the period (net of tax benefit (expense) of $2.6 million and ($2.2) million in the three and six months ended July 4, 2020, respectively)	68.4	(96.0)
Balance at end of period	$(660.9)	$(660.9)

Total accumulated other comprehensive loss	$(923.0)	$(923.0)

In the three months ended July 4, 2020, foreign currency translation adjustments are primarily related to the strengthening of the Euro relative to the U.S. dollar. In the six months ended July 4, 2020, foreign currency translation adjustments are primarily related to the weakening of the Brazilian real and the Chinese renminbi relative to the U.S. dollar.
In the three and six months ended July 4, 2020, foreign currency translation adjustments include pretax (gains) losses of ($0.5) million and $1.1 million, respectively, related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of changes, net of tax, in accumulated other comprehensive loss for the three and six months ended June 29, 2019, is shown below (in millions):

	June 29, 2019
	Three Months Ended	Six Months Ended
Defined benefit plans:
Balance at beginning of period	$(172.5)	$(172.8)
Reclassification adjustments (net of tax expense of $— million and $0.4 million in the three and six months ended June 29, 2019, respectively)	1.6	3.2
Other comprehensive loss recognized during the period (net of tax impact of $— million in the three and six months ended June 29, 2019)	(3.0)	(4.3)
Balance at end of period	$(173.9)	$(173.9)
Derivative instruments and hedging:
Balance at beginning of period	$(9.0)	$(9.7)
Reclassification adjustments (net of tax benefit of $2.7 million and $4.8 million in the three and six months ended June 29, 2019, respectively)	(10.0)	(17.1)
Other comprehensive income recognized during the period (net of tax expense of $5.0 million and $7.3 million in the three and six months ended June 29, 2019, respectively)	17.8	25.6
Balance at end of period	$(1.2)	$(1.2)
Foreign currency translation:
Balance at beginning of period	$(530.0)	$(523.3)
Other comprehensive income recognized during the period (net of tax impact of $— million in the three and six months ended June 29, 2019)	6.9	0.2
Balance at end of period	$(523.1)	$(523.1)

Total accumulated other comprehensive loss	$(698.2)	$(698.2)

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
Lear Corporation Stockholders’ Equity
Common Stock Share Repurchase Program
In March 2020, as a proactive measure in response to the COVID-19 pandemic, the Company suspended share repurchases under its share repurchase program. Share repurchases prior to the suspension are shown below (in millions except for shares and per share amounts):

Six Months Ended				As of
July 4, 2020				July 4, 2020
Aggregate Repurchases	Cash paid for Repurchases	Number of Shares	Average Price per Share (1)	Remaining Purchase Authorization
$70.0	$70.0	641,149	$109.22	$1,430.0
(1) Excludes commissions

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Since the first quarter of 2011, the Company's Board of Directors has authorized $6.1 billion in share repurchases under the common stock share repurchase program. As of the end of the second quarter of 2020, the Company has repurchased, in aggregate, $4.7 billion of its outstanding common stock, at an average price of $90.07 per share, excluding commissions and related fees.
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
In addition to shares repurchased under the Company’s common stock share repurchase program described above, the Company classified shares withheld from the settlement of the Company’s restricted stock unit and performance share awards to cover tax withholding requirements as common stock held in treasury in the accompanying condensed consolidated balance sheets as of July 4, 2020 and December 31, 2019.
Quarterly Dividend
In March 2020, as a proactive measure in response to the COVID-19 pandemic, the Company suspended its quarterly cash dividend. Prior to the suspension, the Company’s Board of Directors declared a cash dividend of $0.77 per share of common stock in the first quarter of 2020 and quarterly cash dividends of $0.75 per share of common stock in the first half of 2019. Dividends declared and paid are shown below (in millions):

	Six Months Ended
	July 4, 2020	June 29, 2019
Dividends declared	$46.8	$94.6
Dividends paid	47.9	95.6

Dividends payable on common shares to be distributed under the Company’s stock-based compensation program and common shares contemplated as part of the Company’s emergence from Chapter 11 bankruptcy proceedings will be paid when such common shares are distributed.
Redeemable Noncontrolling Interest
In accordance with GAAP, the Company records redeemable noncontrolling interests at the greater of (1) the initial carrying amount adjusted for the noncontrolling interest holder’s share of total comprehensive income or loss and dividends ("noncontrolling interest carrying value") or (2) the redemption value as of and based on conditions existing as of the reporting date. Required redeemable noncontrolling interest adjustments are recorded as an increase to redeemable noncontrolling interests, with an offsetting adjustment to retained earnings. The redeemable noncontrolling interest is classified in mezzanine equity in the accompanying condensed consolidated balance sheets as of July 4, 2020 and December 31, 2019.
In the second quarter of 2020, the noncontrolling interest holder in Shanghai Lear STEC Automotive Parts Co., Ltd. exercised its option requiring the Company to purchase its 45% redeemable noncontrolling interest for RMB 626.0 million ($88.6 million at July 4, 2020) plus undistributed retained earnings of RMB 175.5 million ($24.8 million at July 4, 2020). The transaction is subject to regulatory approval and is expected to close in the second half of 2020. Approximately 50% of the purchase price and undistributed retained earnings is expected to be paid at closing, with remaining amounts paid in 2021.
For further information related to the redeemable noncontrolling interest adjustment, see Note 14, "Net Income (Loss) Per Share Attributable to Lear," herein, as well as Note 5, "Investments in Affiliates and Other Related Party Transactions," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(16) Legal and Other Contingencies
As of July 4, 2020 and December 31, 2019, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $15.1 million and $14.0 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.
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
The Company records product warranty reserves when liability is probable and related amounts are reasonably estimable.
A summary of the changes in reserves for product liability and warranty claims for the six months ended July 4, 2020, is shown below (in millions):

Balance at January 1, 2020	$32.0
Expense, net (including changes in estimates)	6.8
Settlements	(4.2)
Foreign currency translation and other	(0.5)
Balance at July 4, 2020	$34.1

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
As of July 4, 2020 and December 31, 2019, the Company had recorded environmental reserves of $9.2 million and $9.3 million, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.

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

(17) Segment Reporting
The Company has two reportable operating segments: Seating, which includes complete seat systems and all major seat components, including seat covers and surface materials such as leather and fabric, seat structures and mechanisms, seat foam and headrests, and E-Systems, which includes complete electrical distribution systems, as well as sophisticated electronic control modules, electrification products and connectivity products. Key components in the Company's electrical distribution portfolio include wire harnesses, terminals and connectors and junction boxes for both internal combustion engine and electrification architectures that require management of higher voltage and power. Key components in the Company's electronic control module portfolio include body control modules, wireless receiver and transmitter technology and lighting and audio control modules, as well as products specific to electrification and connectivity trends. Electrification products include charging systems (onboard charging modules and cord set charging equipment), battery electronics (battery disconnect units, cell monitoring supervisory systems and integrated total battery control modules) and other power management modules, including converter and inverter systems. Connectivity products include gateway modules and communication modules to manage both wired and wireless networks and data in vehicles. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment. Corporate and regional headquarters costs include various support functions, such as information technology, advanced research and development, corporate finance, legal, executive administration and human resources, as well as advanced engineering expenses.
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
The Company evaluates the performance of its operating segments based primarily on (i) revenues from external customers, (ii) pretax income (loss) before equity in net income of affiliates, interest expense and other (income) expense ("segment earnings") and (iii) cash flows, being defined as segment earnings less capital expenditures plus depreciation and amortization.
A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended July 4, 2020
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$1,754.9	$689.6	$—	$2,444.5
Segment earnings(1)	(116.4)	(113.4)	(64.5)	(294.3)
Depreciation and amortization	83.8	42.6	3.9	130.3
Capital expenditures	47.0	37.1	2.0	86.1
Total assets	6,687.7	2,901.2	2,680.1	12,269.0

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended June 29, 2019
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$3,839.4	$1,168.2	$—	$5,007.6
Segment earnings(1)	283.2	84.7	(62.7)	305.2
Depreciation and amortization	83.4	40.9	4.0	128.3
Capital expenditures	80.0	52.5	4.0	136.5
Total assets	7,714.0	3,093.2	2,040.5	12,847.7

	Six Months Ended July 4, 2020
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$5,121.5	$1,780.7	$—	$6,902.2
Segment earnings(1)	69.7	(81.0)	(109.6)	(120.9)
Depreciation and amortization	167.3	85.7	7.8	260.8
Capital expenditures	113.2	78.8	3.2	195.2

	Six Months Ended June 29, 2019
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$7,753.1	$2,414.6	$—	$10,167.7
Segment earnings (1)	535.5	213.0	(131.1)	617.4
Depreciation and amortization	166.3	77.7	7.9	251.9
Capital expenditures	160.2	91.6	7.5	259.3
(1) See definition above
For the three months ended July 4, 2020, segment earnings include restructuring charges of $13.4 million, $20.9 million and $0.6 million in the Seating and E-Systems segments and in the other category, respectively. For the six months ended July 4, 2020, segment earnings include restructuring charges of $25.7 million, $41.2 million and $0.6 million in the Seating and E-Systems segments and in the other category, respectively. The Company expects to incur approximately $20 million, $23 million and $5 million of additional restructuring costs in the Seating and E-Systems segments and in the other category, respectively, related to activities initiated as of July 4, 2020, and expects that the components of such costs will be consistent with its historical experience.
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
For further information, see Note 3, "Restructuring."
A reconciliation of segment earnings to consolidated income (loss) before provision for income taxes and equity in net income of affiliates is shown below (in millions):

	Three Months Ended		Six Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Segment earnings	$(294.3)	$305.2	$(120.9)	$617.4
Interest expense	27.2	24.5	51.6	45.4
Other (income) expense, net	(3.2)	13.8	37.3	18.2
Consolidated income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	$(318.3)	$266.9	$(209.8)	$553.8

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

	July 4, 2020	December 31, 2019
Estimated aggregate fair value (1)	$2,373.5	$2,384.6
Aggregate carrying value (1)(2)	2,328.1	2,334.4

(1) Includes Term Loan Facility and Notes
(2) Excludes the impact of unamortized debt issuance costs and unamortized original issue premium (discount)
Cash, Cash Equivalents and Restricted Cash
The Company has on deposit, cash that is legally restricted as to use or withdrawal. A reconciliation of cash, cash equivalents and restricted cash reported on the accompanying condensed consolidated balance sheets to cash, cash equivalents and restricted cash reported on the accompanying condensed consolidated statements of cash flows is shown below (in millions):

	July 4, 2020	June 29, 2019
Balance sheet - cash and cash equivalents	$1,775.5	$1,269.0
Restricted cash included in other current assets	36.0	15.5
Restricted cash included in other long-term assets	1.6	6.4
Statement of cash flows - cash, cash equivalents and restricted cash	$1,813.1	$1,290.9

Accounts Receivable
On January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, "Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," using a modified retrospective approach. The standard amends several aspects of the measurement of credit losses related to certain financial instruments, including the replacement of the existing incurred credit loss model and other models with the current expected credit losses ("CECL") model. The cumulative effect of adoption resulted in an increase of $0.8 million in the allowance for credit loss and a corresponding decrease in retained earnings as of January 1, 2020.
The Company’s allowance for credit losses on financial assets measured at amortized cost, primarily accounts receivable, reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. The Company also considers geographic and segment specific risk factors in the development of expected credit losses. As of July 4, 2020 and December 31, 2019, accounts receivable are reflected net of reserves of $36.7 million and $36.0 million, respectively. Changes in expected credit losses were not significant in the first six months of 2020.
Accounts Receivable Factoring
During the second quarter of 2020, the Company entered into an uncommitted factoring arrangement which provides for aggregate purchases of specified customer accounts in North America. The factoring arrangement results in true sales of the factored receivables, which are excluded from amounts reported in the consolidated balance sheets when the receivables are factored in accordance with ASC 860, "Transfers and Servicing." There were no receivables factored during the second quarter of 2020. The Company cannot provide any assurances that the factoring arrangement will be available or utilized in the future.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Marketable Equity Securities
Marketable equity securities, which the Company accounts for under the fair value option, are included in the accompanying condensed consolidated balance sheets as shown below (in millions):

	July 4, 2020	December 31, 2019
Current assets	$7.6	$17.1
Other long-term assets	39.7	42.1
	$47.3	$59.2

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
Equity Securities Without Readily Determinable Fair Values
As of July 4, 2020 and December 31, 2019, investments in equity securities without readily determinable fair values of $15.2 million are included in other long-term assets in the accompanying condensed consolidated balance sheets. Such investments are valued at cost, less any impairment, and adjusted for changes resulting from observable, orderly transactions for identical or similar securities.
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
Net Investment Hedges
The Company uses cross-currency interest rate swaps, which are designated as net investment hedges of the foreign currency rate exposure of its investment in certain Euro-denominated subsidiaries. In the first half of 2020, interest expense in the accompanying consolidated statement of comprehensive income (loss) was offset by $3.2 million related to contra interest expense on these net investment hedges.
Balance Sheet Classification
The notional amount, estimated aggregate fair value and related balance sheet classification of the Company's foreign currency derivative contracts and net investment hedges are shown below (in millions, except for maturities):

	July 4, 2020	December 31, 2019
Fair value of foreign currency contracts designated as cash flow hedges:
Other current assets	$10.8	$44.0
Other long-term assets	3.3	7.3
Other current liabilities	(33.8)	(4.5)
Other long-term liabilities	(9.3)	(0.2)
	(29.0)	46.6
Notional amount	$1,162.6	$1,465.8
Outstanding maturities in months, not to exceed	24	24
Fair value of derivatives designated as net investment hedges:
Other long-term assets	$6.0	$—
Other long-term liabilities	—	(4.4)
	6.0	(4.4)
Notional amount	$300.0	$300.0
Outstanding maturities in months, not to exceed	51	57
Fair value of foreign currency contracts not designated as hedging instruments:
Other current assets	$4.1	$6.9
Other current liabilities	(4.2)	(3.2)
	(0.1)	3.7
Notional amount	$1,366.9	$697.0
Outstanding maturities in months, not to exceed	12	12
Total fair value	$(23.1)	$45.9
Total notional amount	$2,829.5	$2,462.8

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Accumulated Other Comprehensive Loss - Derivative Instruments and Hedging
Pretax amounts related to foreign currency, net investment hedge and interest rate swap contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended		Six Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign currency contracts	$61.9	$17.6	$(81.4)	$42.4
Net investment hedge contracts	(12.6)	—	10.4	—
Interest rate swap contracts	—	5.2	—	(9.5)
	49.3	22.8	(71.0)	32.9
(Gains) losses reclassified from accumulated other comprehensive loss to:
Net sales	(0.4)	0.5	(0.5)	1.0
Cost of sales	14.1	(13.2)	6.5	(22.9)
Interest expense	0.6	0.3	1.2	0.3
Other (income) expense	(0.2)	—	(0.2)	—
	14.1	(12.4)	7.0	(21.6)
Comprehensive income (loss)	$63.4	$10.4	$(64.0)	$11.3

As of July 4, 2020 and December 31, 2019, pretax net gains (losses) of ($44.6) million and $19.4 million, respectively, related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss.
During the next twelve month period, net losses expected to be reclassified into earnings are shown below (in millions):

Net losses related to foreign currency contracts	$23.0
Net losses related to interest rate swap contracts	2.4
Total	$25.4

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
Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of July 4, 2020 and December 31, 2019, are shown below (in millions):

	July 4, 2020
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$(29.1)	Market/ Income	$—	$(29.1)	$—
Net investment hedges	Recurring	$6.0	Market/ Income	$—	$6.0	$—
Marketable equity securities	Recurring	$47.3	Market	$47.3	$—	$—

	December 31, 2019
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$50.3	Market/ Income	—	50.3	—
Net investment hedges	Recurring	$(4.4)	Market/ Income	—	(4.4)	—
Marketable equity securities	Recurring	$59.2	Market	59.2	—	—

The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. If an estimate of the credit spread is required, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of July 4, 2020 and December 31, 2019, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy in the first half of 2020.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of July 4, 2020, there were no additional significant assets or liabilities measured at fair value on a non-recurring basis.

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
Reference Rate Reform
In March 2020, the FASB issued guidance related to reference rate reform. The guidance provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied to applicable contract modifications and hedge relationships prospectively through December 31, 2022. The adoption of this guidance is not expected to have a significant impact on the Company's financial statements.
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
Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued ASU 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans," which provides minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. This standard is effective for fiscal years ending after December 15, 2020, and early adoption is permitted. The adoption of this standard is not expected to have a significant impact on the Company's financial statements.

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
We serve all of the world's major automotive manufacturers across both our Seating and E-Systems businesses, and we have automotive content on more than 400 vehicle nameplates worldwide. It is common to have both seating and electrical content on the same and multiple vehicle platforms with a single customer. Further, the seat is becoming a more dynamic and integrated system requiring increased levels of electrical and electronic integration, which is accelerating the convergence of our Seating and E-Systems businesses. We are the only global automotive supplier with complete capabilities in both of these critical business segments. Our businesses benefit globally from leveraging common operating standards and disciplines, including world-class product development and manufacturing processes, as well as common customer support and regional infrastructures. Our core capabilities are shared across component categories and include high-precision manufacturing and assembly with short lead times, management of complex supply chains, global engineering and program management skills, the agility to establish and/or transfer production between facilities quickly and a unique customer-focused culture. Our businesses utilize proprietary, industry-specific processes and standards, leverage common low-cost engineering centers and share centralized operating support functions, such as logistics, supply chain management, quality and health and safety, as well as all major administrative functions.
For further information related to industry trends and our strategy, see Part 1 — Item 1, "Business — Industry and Strategy," of our Annual Report on Form 10-K for the year ended December 31, 2019.

LEAR CORPORATION

COVID-19 Pandemic
Industry overview
Unprecedented industry disruptions related to the COVID-19 pandemic during the first half of 2020 impacted operations in every region of the world. Global automotive industry production volumes in the first six months of 2020, as compared to the first six months of 2019, are shown below (in millions of units):

	Six Months Ended
	July 4, 2020 (1)	June 29, 2019 (1) (2)	% Change
North America	5.1	8.5	(40)%
Europe and Africa	6.9	11.6	(41)%
Asia	15.9	21.8	(27)%
South America	0.8	1.6	(51)%
Other	0.6	0.7	(14)%
Global light vehicle production	29.3	44.2	(34)%
(1) Production data based on IHS Automotive
(2) Production data for 2019 has been updated to reflect actual production levels
Our operations in China were impacted first, with most plants in the country closed for several weeks during the first quarter. At the end of the first quarter, all of our facilities in China were operating and capacity utilization was increasing. Beginning in mid-March, our operations in Europe, North America, South America and Asia (outside of China) were impacted, with virtually all of our plants closed at the end of the first quarter and closures continuing throughout April and, in most cases, a portion of May. Although manufacturing resumed gradually, most of our plants in our major markets were operating at pre-COVID-19 levels at the end of the second quarter. While we experienced significant inefficiencies and incremental costs related to the COVID-19 pandemic in the first half of the year, these inefficiencies began to diminish toward the end of the second quarter.
Although industry production has returned to pre-COVID-19 levels, partially due to our customers' need to replenish inventory levels, it is likely that, for a period of time, the global automotive industry will experience lower demand for new vehicles as a result of the global economic slowdown caused by the COVID-19 pandemic, as new vehicle sales are typically correlated with positive consumer confidence and low unemployment. Further, a resurgence of the virus with corresponding shelter-in-place orders impacting industry production later in the year could also impact our financial results.
Our percentage of consolidated net sales by region in the first six months of 2020 and 2019 is shown below:

	Six Months Ended
	July 4, 2020	June 29, 2019
North America	38%	37%
Europe and Africa	37%	41%
Asia	22%	19%
South America	3%	3%
Total	100%	100%
We are continuing to monitor our supply base, as well as related production constraints imposed by various governments, to minimize the impact on our manufacturing operations.
Liquidity actions
In response to the COVID-19 pandemic, we have taken a number of proactive steps to preserve cash and maximize our financial flexibility, including the reduction of discretionary spending, the implementation of salary reductions and deferrals, the reduction of capital expenditures, the aggressive management of working capital and the suspension of share repurchases and quarterly dividends. In addition, we borrowed $1.0 billion under our revolving credit facility in March 2020 and are maximizing opportunities offered under government incentive programs throughout the world. With $1.78 billion of cash on hand at the end of the second quarter, $750 million of remaining availability on our revolving credit facility and no near-term debt maturities, we are well positioned to withstand the continuing effects of the COVID-19 pandemic.

LEAR CORPORATION

Employee protection
Our top priority is to ensure the health and safety of our employees. We have restricted business travel, established protocols for visitors entering our facilities, enhanced disinfection and cleaning procedures at our facilities, promoted social distancing and required employees to work from home wherever possible. We have created a Safe Work Playbook, which provides a standardized approach for each of our facilities to create a consistent and safe work environment and offers insights into navigating operational challenges related to the COVID-19 pandemic. The playbook is publicly available and includes health and safety information related to plant operating protocols; employee education, training and feedback; facility assessments; and phased reopening of engineering and administrative centers. Our plant employees have returned to work and are efficiently working within the new safety protocols.
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
Operational Restructuring
In the first half of 2020, we incurred pretax restructuring costs of $70 million and related manufacturing inefficiency charges of approximately $3 million, as compared to pretax restructuring costs of $91 million and related manufacturing inefficiency charges of approximately $3 million in the first half of 2019. None of the individual restructuring actions initiated during the first half of 2020 were material. Our restructuring actions include plant closures and workforce reductions and are initiated to maintain our competitive footprint or are in response to customer initiatives or changes in global and regional automotive markets. The decrease in restructuring costs in 2020, as compared to 2019, is primarily attributable to an elevated level of customer actions in 2019. Our restructuring actions are designed to maintain or improve our future operating results and profitability throughout the automotive industry cycles. Restructuring actions are generally funded within twelve months of initiation and are funded by cash flows from operating activities and existing cash balances. There have been no changes in previously initiated restructuring actions that have resulted (or will result) in a material change to our restructuring costs. We expect to incur approximately $48 million of additional restructuring costs related to activities initiated as of July 4, 2020, all of which are expected to be incurred by the end of 2020. We plan to implement additional restructuring actions in response to the COVID-19 pandemic in order to align our manufacturing capacity and other costs with prevailing regional automotive production levels. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
For further information, see Note 3, "Restructuring," and Note 17, "Segment Reporting," to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION

Share Repurchase Program and Quarterly Cash Dividends
Since the first quarter of 2011, our Board of Directors has authorized $6.1 billion in share repurchases under our common stock share repurchase program. In March 2020, as a proactive measure in response to the COVID-19 pandemic, we suspended share repurchases under our share repurchase program. Prior to the suspension, we repurchased $70 million of shares in the first quarter of 2020 and have a remaining repurchase authorization of $1.4 billion, which will expire on December 31, 2022.
In March 2020, as a proactive measure in response to the COVID-19 pandemic, we suspended our quarterly cash dividend. Prior to the suspension, our Board of Directors declared a cash dividend of $0.77 per share of common stock in the first quarter of 2020.
For further information related to our common stock share repurchase program and our quarterly cash dividends, see "— Liquidity and Capital Resources — Capitalization" below and Note 15, "Comprehensive Income (Loss) and Equity," to the condensed consolidated financial statements included in this Report.
Other Matters
In the three months ended July 4, 2020, we recognized tax expense of $23 million related to the establishment of a valuation allowance on deferred tax assets of a foreign subsidiary and net tax benefits of $21 million related to restructuring charges and various other items. In the six months ended July 4, 2020, we recognized net tax benefits of $31 million related to a loss on the extinguishment of debt, restructuring charges and various other items partially offset by tax expense of $22 million related to the net increase in valuation allowances on deferred tax assets of foreign subsidiaries.
In the three months ended June 29, 2019, we recognized tax expense of $10 million related to the establishment of a valuation allowance on deferred tax assets of a foreign subsidiary and net tax benefits of $11 million related to restructuring and various other items. In the six months ended June 29, 2019, we recognized tax benefits of $18 million related to changes in the tax status of certain affiliates, $3 million related to share-based compensation and $27 million related to restructuring and various other items partially offset by tax expense of $10 million related to the establishment of a valuation allowance on deferred tax assets of a foreign subsidiary.
As discussed above, our results for the three and six months ended July 4, 2020 and June 29, 2019, reflect the following items (in millions):

	Three Months Ended		Six Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Costs related to restructuring actions, including manufacturing inefficiencies of $1 million and $3 million, respectively, in the three and six months ended July 4, 2020, and $1 million and $3 million, respectively, in the three and six months ended June 29, 2019	$39	$38	$73	$94
Acquisition and other related costs	—	1	—	2
Litigation	—	1	—	1
Loss on extinguishment of debt	—	11	21	11
Gain related to affiliate	—	(2)	—	(2)
Tax (benefit) expense, net	2	(1)	(9)	(38)
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

LEAR CORPORATION

RESULTS OF OPERATIONS
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three Months Ended				Six Months Ended
	July 4, 2020		June 29, 2019		July 4, 2020		June 29, 2019
Net sales
Seating	$1,754.9	71.8%	$3,839.4	76.7%	$5,121.5	74.2%	$7,753.1	76.3%
E-Systems	689.6	28.2	1,168.2	23.3	1,780.7	25.8	2,414.6	23.7
Net sales	2,444.5	100.0	5,007.6	100.0	6,902.2	100.0	10,167.7	100.0
Cost of sales	2,571.9	105.2	4,529.4	90.5	6,695.4	97.0	9,216.3	90.6
Gross profit (loss)	(127.4)	(5.2)	478.2	9.5	206.8	3.0	951.4	9.4
Selling, general and administrative expenses	150.9	6.2	157.1	3.1	294.6	4.3	305.4	3.0
Amortization of intangible assets	16.0	0.6	15.9	0.3	33.1	0.5	28.6	0.3
Interest expense	27.2	1.1	24.5	0.5	51.6	0.7	45.4	0.5
Other (income) expense, net	(3.2)	(0.1)	13.8	0.3	37.3	0.5	18.2	0.2
Provision for income taxes	(41.0)	(1.7)	73.3	1.4	(14.5)	(0.2)	116.4	1.1
Equity in net income of affiliates	(7.8)	(0.3)	(8.4)	(0.2)	(9.4)	(0.1)	(10.7)	(0.1)
Net income attributable to noncontrolling interests	24.4	1.0	19.2	0.4	31.6	0.5	36.4	0.4
Net income (loss)attributable to Lear	$(293.9)	(12.0)%	$182.8	3.7%	$(217.5)	(3.2)%	$411.7	4.0%

Three Months Ended July 4, 2020 vs. Three Months Ended June 29, 2019
Net sales in the second quarter of 2020 were $2.4 billion, as compared to $5.0 billion in the second quarter of 2019, a decrease of $2.6 billion or 51%. Lower production volumes on Lear platforms globally, largely due to the COVID-19 pandemic, negatively impacted net sales by $2.4 billion.

(in millions)	Cost of Sales
Second quarter 2019	$4,529.4
Material cost	(1,688.1)
Labor and other	(271.7)
Depreciation	2.3
Second quarter 2020	$2,571.9
Cost of sales in the second quarter of 2020 was $2.6 billion, as compared to $4.5 billion in the second quarter of 2019. Lower production volumes on Lear platforms globally, largely due to the COVID-19 pandemic, reduced cost of sales by nearly $1.9 billion.
Gross profit (loss) and gross margin were ($127) million and (5.2)% of net sales, respectively, in the second quarter of 2020, as compared to $478 million and 9.5% of net sales, respectively, in the second quarter of 2019. Lower production volumes on Lear platforms globally, largely due to the COVID-19 pandemic, and costs related to the COVID-19 pandemic negatively impacted gross profit by $559 million. Favorable operating performance, including the benefit of operational restructuring actions, was more than offset by the impact of selling price reductions. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $151 million in the second quarter of 2020, as compared to $157 million in the second quarter of 2019. As a percentage of net sales, selling, general and administrative expenses were 6.2% in the second quarter of 2020, as compared to 3.1% in the second quarter of 2019, reflecting the significant decrease in net sales in the second quarter of 2020.
Amortization of intangible assets was $16 million in the second quarters of 2020 and 2019.
Interest expense was $27 million in the second quarter of 2020, as compared to $25 million in the second quarter of 2019.
Other (income) expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, losses on the extinguishment of debt, gains and losses on the

LEAR CORPORATION

disposal of fixed assets, gains and losses on the consolidation and deconsolidation of affiliates, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was income of $3 million in the second quarter of 2020, as compared to expense of $14 million in the second quarter of 2019. In the second quarter of 2019, we recognized a loss of $11 million related to the extinguishment of debt.
In the second quarter of 2020, the benefit for income taxes was $41 million, representing an effective tax rate of 12.9% on pretax loss before equity in net income of affiliates of $318 million. In the second quarter of 2019, the provision for income taxes was $73 million, representing an effective tax rate of 27.5% on pretax income before equity in net income of affiliates of $267 million, for the reasons described below.
In the second quarters of 2020 and 2019, the benefit and provision for income taxes, respectively, was primarily impacted by the level and mix of earnings among tax jurisdictions. In the second quarter of 2020, we recognized tax expense of $23 million related to the establishment of a valuation allowance on deferred tax assets of a foreign subsidiary and net tax benefits of $21 million related to restructuring charges and various other items. Additionally, we recognized tax benefits of $28 million related to changes in the U.S. net operating loss carryback rules provided under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which include the positive and negative tax rate impact of various U.S. permanent and temporary differences, including the negative tax rate impact from the inclusion of foreign branch income. In the second quarter of 2019, we recognized tax expense of $10 million related to the establishment of a valuation allowance on deferred tax assets of a foreign subsidiary and net tax benefits of $11 million related to restructuring and various other items. Excluding these items, the effective tax rate for the second quarters of 2020 and 2019 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
In the second quarter of 2020, we measured our tax expense based on the discrete effective tax rate method, as allowed by Accounting Standards Codification ("ASC") Topic 740, "Income Taxes." In the second quarter of 2019, we measured our tax expense based on the estimated annual effective rate. For further information, see Note 13 "Income Taxes," to the condensed consolidated financial statements included in this Report.
Equity in net income of affiliates was $8 million in the second quarters of 2020 and 2019.
Net income (loss) attributable to Lear was ($294) million, or ($4.89) per diluted share, in the second quarter of 2020, as compared to $183 million, or $2.92 per diluted share, in the second quarter of 2019. Net income (loss) and diluted net income (loss) per share decreased for the reasons described above. In addition, diluted net income (loss) per share was impacted by the decrease in average shares outstanding between periods.

Reportable Operating Segments
We have two reportable operating segments: Seating and E-Systems. For a description of our reportable operating segments, see "Executive Overview" above.
The financial information presented below is for our two reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment. Corporate and regional headquarters costs include various support functions, such as information technology, advanced research and development, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s pretax income (loss) before equity in net income of affiliates, interest expense and other (income) expense, net ("segment earnings") and segment earnings divided by net sales ("margin") are not measures of performance under accounting principles generally accepted in the United States ("GAAP"). Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income attributable to Lear, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies.
For a reconciliation of consolidated segment earnings to consolidated income (loss) before provision for income taxes and equity in net income of affiliates, see Note 17, "Segment Reporting," to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION

Seating
A summary of the financial measures for our Seating segment is shown below (dollar amounts in millions):

	Three Months Ended
	July 4, 2020	June 29, 2019
Net sales	$1,754.9	$3,839.4
Segment earnings (1)	(116.4)	283.2
Margin	(6.6)%	7.4%
(1) See definition above
Seating net sales were $1.8 billion in the second quarter of 2020, as compared to $3.8 billion in the second quarter of 2019, a decrease of $2.1 billion or 54%. Lower production volumes on Lear platforms globally, largely due to the COVID-19 pandemic, negatively impacted net sales by nearly $2.0 billion.
Segment earnings, including restructuring costs, and the related margin on net sales were ($116) million and (6.6)% in the second quarter of 2020, as compared to $283 million and 7.4% in the second quarter of 2019. Lower production volumes on Lear platforms globally, largely due to the COVID-19 pandemic, and costs related to the COVID-19 pandemic negatively impacted segment earnings by $411 million. Favorable operating performance, including the benefit of operational restructuring actions, was offset by the impact of selling price reductions. Segment earnings were also favorably impacted by lower restructuring costs.
E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Three Months Ended
	July 4, 2020	June 29, 2019
Net sales	$689.6	$1,168.2
Segment earnings(1)	(113.4)	84.7
Margin	(16.4)%	7.3%
(1) See definition above
E-Systems net sales were $0.7 billion in the second quarter of 2020, as compared to $1.2 billion in the second quarter of 2019, a decrease of $479 million or 41%. Lower production volumes on Lear platforms globally, largely due to the COVID-19 pandemic, negatively impacted net sales by more than $400 million.
Segment earnings, including restructuring costs, and the related margin on net sales were ($113) million and (16.4)% in the second quarter of 2020, as compared to $85 million and 7.3% in the second quarter of 2019. Lower production volumes on Lear platforms globally, largely due to the COVID-19 pandemic, and costs related to the COVID-19 pandemic negatively impacted segment earnings by $161 million. Improved operating performance was more than offset by the impact of selling price reductions and higher restructuring costs.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three Months Ended
	July 4, 2020	June 29, 2019
Net sales	$—	$—
Segment earnings (1)	(64.5)	(62.7)
Margin	N/A	N/A
(1) See definition above
Segment earnings related to our other category were ($65) million in the second quarter of 2020, as compared to ($63) million in the second quarter of 2019, reflecting lower compensation-related costs in 2020 offset by costs related to the COVID-19 pandemic.

LEAR CORPORATION

Six Months Ended July 4, 2020 vs. Six Months Ended June 29, 2019
Net sales for the six months ended July 4, 2020, were $6.9 billion, as compared to $10.2 billion for the six months ended June 29, 2019, a decrease of $3.3 billion or 32%. Lower production volumes on Lear platforms globally, largely due to the COVID-19 pandemic, negatively impacted net sales by more than $3.0 billion.

(in millions)	Cost of Sales
First six months of 2019	$9,216.3
Material cost	(2,170.0)
Labor and other	(355.7)
Depreciation	4.8
First six months of 2020	$6,695.4
Cost of sales in the first six months of 2020 were $6.7 billion, as compared to $9.2 billion in the first six months of 2019. Lower production volumes on Lear platforms globally, largely due to the COVID-19 pandemic, reduced cost of sales by nearly $2.4 billion.
Gross profit and gross margin were $207 million and 3.0% of net sales, respectively, for the six months ended July 4, 2020, as compared to $951 million and 9.4% of net sales, respectively, for the six months ended June 29, 2019. Lower production volumes on Lear platforms globally, largely due to the COVID-19 pandemic, and costs related to the COVID-19 pandemic negatively impacted gross profit by $721 million. Favorable operating performance, including the benefit of operational restructuring actions, was more than offset by the impact of selling price reductions. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $295 million in the first six months of 2020, as compared to $305 million in the first six months of 2019. As a percentage of net sales, selling, general and administrative expenses were 4.3% in the first six months of 2020, as compared to 3.0% in the first six months of 2019, reflecting the significant decrease in net sales in the second quarter of 2020.
Amortization of intangible assets was $33 million in the first six months of 2020, as compared to $29 million in the first six months of 2019, reflecting the acquisition of Xevo Inc. ("Xevo").
Interest expense was $52 million in the first six months of 2020, as compared to $45 million in the first six months of 2019, reflecting our 2019 financing transactions related to the acquisition of Xevo.
Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, losses on the extinguishment of debt, gains and losses on the disposal of fixed assets, gains and losses on the consolidation and deconsolidation of affiliates, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was expense of $37 million for the six months ended July 4, 2020, as compared to $18 million for the six months ended June 29, 2019. In the first six months of 2020 and 2019, we recognized losses of $21 million and $11 million, respectively, related to the extinguishment of debt. In the first six months of 2020 and 2019, we recognized foreign exchange losses of $17 million and $7 million, respectively.
For the six months ended July 4, 2020, the benefit for income taxes was $15 million, representing an effective tax rate of 6.9% on pretax loss before equity in net income of affiliates of $210 million. For the six months ended June 29, 2019, the provision for income taxes was $116 million, representing an effective tax rate of 21.0% on pretax income before equity in net income of affiliates of $554 million, for the reasons described below.
In the first six months of 2020 and 2019, the benefit and provision for income taxes, respectively, was primarily impacted by the level and mix of earnings among tax jurisdictions. In the first six months of 2020, we recognized net tax benefits of $31 million related to a loss on the extinguishment of debt, restructuring charges and various other items partially offset by tax expense of $22 million related to the net increase of valuation allowances on deferred tax assets of foreign subsidiaries. Additionally, we recognized tax benefits of $28 million related to changes in the U.S. net operating loss carryback rules provided under the CARES Act, which include the positive and negative tax rate impact of various U.S. permanent and temporary differences, including the negative tax rate impact from the inclusion of foreign branch income. In the first six months of 2019, we recognized tax benefits of $18 million related to changes in the tax status of certain affiliates, $3 million related to share-based compensation and $27 million related to restructuring and various other items, partially offset by tax expense of $10 million related to the establishment of a valuation allowance on deferred tax assets of a foreign subsidiary. Excluding these items, the effective tax rate for the first six months of 2020 and 2019 approximated the U.S. federal statutory income tax rate of 21% adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.

LEAR CORPORATION

In the first six months of 2020, we measured our tax expense based on the discrete effective tax rate method, as allowed by ASC Topic 740, "Income Taxes." In the first six months of 2019, we measured our tax expense based on the estimated annual effective rate. For further information, see Note 13 "Income Taxes," to the condensed consolidated financial statements included in this Report.
Equity in net income of affiliates was $9 million in the first six months of 2020, as compared to $11 million in the first six months of 2019.
Net income (loss) attributable to Lear was ($218) million, or ($3.61) per diluted share, for the six months ended July 4, 2020, as compared to $412 million, or $6.66 per diluted share, for the six months ended June 29, 2019. Net income (loss) and diluted net income (loss) per share decreased for the reasons described above. In addition, diluted net income (loss) per share was impacted by the decrease in average shares outstanding between periods.

Reportable Operating Segments
We have two reportable operating segments: Seating and E-Systems. For a description of our reportable operating segments, see "Executive Overview" and "Three Months Ended July 4, 2020 vs. Three Months Ended June 29, 2019 - Reportable Operating Segments" above.
Seating
A summary of the financial measures for our Seating segment is shown below (dollar amounts in millions):

	Six Months Ended
	July 4, 2020	June 29, 2019
Net sales	$5,121.5	$7,753.1
Segment earnings (1)	69.7	535.5
Margin	1.4%	6.9%
(1) See definition above
Seating net sales were $5.1 billion for the six months ended July 4, 2020, as compared to $7.8 billion for the six months ended June 29, 2019, a decrease of $2.6 billion or 34%. Lower production volumes on Lear platforms globally, largely due to the COVID-19 pandemic, negatively impacted net sales by nearly $2.5 billion.
Segment earnings, including restructuring costs, and the related margin on net sales were $70 million and 1.4% for the six months ended July 4, 2020, as compared to $536 million and 6.9% for the six months ended June 29, 2019. Lower production volumes on Lear platforms globally, largely due to the COVID-19 pandemic, and costs related to the COVID-19 pandemic negatively impacted segment earnings by $535 million. Favorable operating performance, including the benefit of operational restructuring actions, was partially offset by the impact of selling price reductions. Segment earnings were also favorably impacted by lower restructuring costs.
E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Six Months Ended
	July 4, 2020	June 29, 2019
Net sales	$1,780.7	$2,414.6
Segment earnings (1)	(81.0)	213.0
Margin	(4.5)%	8.8%
(1) See definition above
E-Systems net sales were $1.8 billion for the six months ended July 4, 2020, as compared to $2.4 billion for the six months ended June 29, 2019, a decrease of $634 million or 26%. Lower production volumes on Lear platforms globally, largely due to the COVID-19 pandemic, negatively impacted net sales by nearly $600 million.
Segment earnings, including restructuring costs, and the related margin on net sales were ($81) million and (4.5)% for the six months ended July 4, 2020, as compared to $213 million and 8.8% for the six months ended June 29, 2019. Lower production volumes on Lear platforms globally, largely due to the COVID-19 pandemic, and costs related to the COVID-19 pandemic

LEAR CORPORATION

negatively impacted segment earnings by $211 million. Improved operating performance was more than offset by the impact of selling price reductions and, to a lesser extent, higher restructuring costs.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Six Months Ended
	July 4, 2020	June 29, 2019
Net sales	$—	$—
Segment earnings(1)	(109.6)	(131.1)
Margin	N/A	N/A
(1) See definition above
Segment earnings related to our other category were ($110) million in the first six months of 2020, as compared to ($131) million in the first six months of 2019, primarily reflecting lower compensation-related costs in 2020.

LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, operational restructuring actions and debt service requirements. Our principal sources of liquidity are cash flows from operating activities, borrowings under available credit facilities and our existing cash balance.
Adequacy of Liquidity Sources
As of July 4, 2020, we had $1.78 billion of cash and cash equivalents on hand and $750 million in available borrowing capacity under our Revolving Credit Facility. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs for the foreseeable future and to satisfy ordinary course business obligations.
In response to the COVID-19 pandemic, we have taken a number of proactive steps to preserve cash and maximize our financial flexibility in order to efficiently manage through the COVID-19 pandemic. In addition to borrowing $1.0 billion under our $1.75 billion Revolving Credit Facility in March 2020 (reflected in cash and cash equivalents above), other actions include:

•	Aggressively reducing operating costs, capital expenditures and working capital, including reducing discretionary spending and adjusting production activity

•	Reducing salaried employee costs throughout the organization through salary reductions and deferrals

•	Suspending share repurchases and quarterly dividends

•	Maximizing opportunities offered under government incentive programs throughout the world

•	Reducing the compensation of the Board of Directors

•	Reducing hourly factory worker costs through temporary layoffs

•	Delaying planned pension funding and deferring other retirement plan contributions
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
As of July 4, 2020 and December 31, 2019, cash and cash equivalents of $674 million and $895 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans and the payment of dividends, without creating additional income tax expense. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear.

LEAR CORPORATION

For further information related to potential dividends from our non-U.S. subsidiaries, see Note 8, "Income Taxes," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Cash Flows
A summary of net cash provided by operating activities is shown below (in millions):

	Six Months Ended
	July 4, 2020	June 29, 2019	Increase (Decrease) in Operating Cash Flow
Consolidated net income and depreciation and amortization	$75	$700	$(625)
Net change in working capital items:
Accounts receivable	557	(544)	1,101
Inventory	(12)	(42)	30
Accounts payable	(867)	196	(1,063)
Accrued liabilities and other	(37)	197	(234)
Net change in working capital items	(359)	(193)	(166)
Other	(18)	(51)	33
Net cash provided by (used in) operating activities	$(302)	$456	$(758)
In the first six months of 2020 and 2019, net cash provided by (used in) operating activities was ($302) million and $456 million, respectively. The overall decrease in operating cash flows of $758 million was primarily due to lower earnings in 2020, as well as an incremental use of cash related to working capital in the first six months of 2020, as compared to the first six months of 2019. The use of cash related to working capital in the first half of 2020 was largely due to the timing of cash paid for accounts payable, as compared to cash received for accounts receivable. Much of our inventory was purchased and paid for earlier in the period in conjunction with production shutdowns, while much of our accounts receivable relates to the restart of production beginning in mid-May and will be collected outside of the period.
Net cash used in investing activities was $176 million in the first six months of 2020, as compared to $580 million in the first six months of 2019. In the first six months of 2019, we paid $321 million for the acquisition of Xevo. Capital spending was $195 million in the first six months of 2020, as compared to $259 million in the first six months of 2019. Capital spending is estimated to be approximately $450 million in 2020, which reflects a reduction in discretionary spending in response to the COVID-19 pandemic.
Net cash provided by financing activities was $801 million in the first six months of 2020, as compared to a use of $105 million in the first six months of 2019. In 2020, we borrowed $1.0 billion under the Revolving Credit Facility as a proactive measure in response to the COVID-19 pandemic. In 2020, we received net proceeds of $669 million related to the issuance of the 2030 and 2049 Notes and paid $6 million of related issuance costs and $667 million related to the redemption of the outstanding 2025 Notes. Also in 2020, we paid $70 million for repurchases of our common stock, $48 million of dividends to Lear stockholders and $43 million of dividends to noncontrolling interest holders. In 2019, we received net proceeds of $693 million related to the issuance of the 2029 and 2049 Notes and paid $6 million of related issuance costs and $334 million related to the redemption of the outstanding 2024 Notes. Also in 2019, we paid $277 million for repurchases of our common stock, $96 million of dividends to Lear stockholders and $31 million of dividends to noncontrolling interest holders.
Capitalization
From time to time, we utilize uncommitted credit facilities to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries, in addition to cash provided by operating activities. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors. As of July 4, 2020 and December 31, 2019, our short-term borrowings outstanding were $7 million and $19 million, respectively.

LEAR CORPORATION

Senior Notes
As of July 4, 2020, our senior notes (collectively, the "Notes") consisted of the amounts shown below (in millions, except stated coupon rates):

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
The indentures governing the Notes contain certain investment-grade style restrictive covenants and customary events of default. As of July 4, 2020, we were in compliance with all covenants under the indentures governing the Notes.
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
As of July 4, 2020, there were $1.0 billion and $228 million of borrowings outstanding under the Revolving Credit Facility and the Term Loan Facility, respectively. As of December 31, 2019, there were no borrowings outstanding under the Revolving Credit Facility and $234 million of borrowings outstanding under the Term Loan Facility.
During the first six months of 2020, we made required principal payments of $6 million under the Term Loan Facility.
The Credit Agreement contains various financial and other covenants that require us to maintain a minimum leverage coverage ratio. As of July 4, 2020, we were in compliance with all covenants under the Credit Agreement. Although we expect to maintain compliance with all covenants, the impact of the COVID-19 pandemic may negatively affect our ability to comply with certain of these covenants. In the event that we are unable to maintain compliance with such covenants, we expect to

LEAR CORPORATION

obtain an amendment or waiver from our lenders, refinance the indebtedness subject to the covenants or take other mitigating actions prior to a potential breach.
For further information related to the Credit Agreement, including information on pricing, covenants and events of default, see Note 8, "Debt," to the condensed consolidated financial statements included in this Report and Note 6, "Debt," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Accounts Receivable Factoring
During the second quarter of 2020, we entered into an uncommitted factoring arrangement which provides for aggregate purchases of specified customer accounts in North America. The factoring arrangement results in true sales of the factored receivables, which are excluded from amounts reported in the consolidated balance sheets when the receivables are factored in accordance with ASC 860, "Transfers and Servicing." There were no receivables factored during the second quarter of 2020. We cannot provide any assurances that the factoring arrangement will be available or utilized in the future.
Common Stock Share Repurchase Program
In March 2020, as a proactive measure in response to the COVID-19 pandemic, we suspended share repurchases under our share repurchase program. Share repurchases prior to the suspension are shown below (in millions except for shares and per share amounts):

Six Months Ended				As of
July 4, 2020				July 4, 2020
Aggregate Repurchases	Cash paid for Repurchases	Number of Shares	Average Price per Share (1)	Remaining Purchase Authorization
$70	$70	641,149	$109.22	$1,430
(1) Excludes commissions
Since the first quarter of 2011, our Board of Directors has authorized $6.1 billion in share repurchases under our common stock share repurchase program. As of the end of the second quarter of 2020, we have repurchased, in aggregate, $4.7 billion of our outstanding common stock, at an average price of $90.07 per share, excluding commissions and related fees.
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
Dividends
In March 2020, as a proactive measure in response to the COVID-19 pandemic, we suspended our quarterly cash dividend. A summary of the first quarter 2020 dividend (prior to the suspension) is shown below:

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
A summary of the notional amount and estimated aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

	July 4, 2020	December 31, 2019
Notional amount (contract maturities < 24 months)	$2,530	$2,163
Fair value	(29)	50
Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Chinese renminbi, the Thai baht, the Honduran lempira, the Japanese yen and the Brazilian real. A sensitivity analysis of our net transactional exposure is shown below (in millions):

		Potential Earnings Benefit (Adverse Earnings Impact)
	Hypothetical Strengthening % (1)	July 4, 2020	December 31, 2019
U.S. dollar	10%	$25	$(16)
Euro	10%	(6)	19
(1) Relative to all other currencies to which it is exposed for a twelve-month period
A sensitivity analysis related to the aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

		Estimated Change in Fair Value
	Hypothetical Change % (2)	July 4, 2020	December 31, 2019
U.S. dollar	10%	$28	$50
Euro	10%	70	69
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
Interest Rates
Our variable rate debt obligations under our Credit Agreement are sensitive to changes in interest rates. As of July 4, 2020, we had $1.0 billion outstanding under the Revolving Credit Facility and $228 million outstanding under the Term Loan Facility.
Advances under the Revolving Credit Facility and the Term Loan Facility generally bear interest based on (i) the Eurocurrency Rate (as defined in the Credit Agreement) or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin.
A hypothetical 100 basis point increase in interest rates on our variable rate debt obligations would increase annual interest expense and related cash interest payments by approximately $10 million.

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

OTHER MATTERS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of July 4, 2020, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $15 million. In addition, as of July 4, 2020, we had recorded reserves for product liability claims and environmental matters of $34 million and $9 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2019. For a more complete description of our outstanding material legal proceedings, see Note 16, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.
Significant Accounting Policies and Critical Accounting Estimates
Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates," and Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first half of 2020, with the exception of credit losses. See Note 18, "Financial Instruments — Accounts Receivable," to the condensed consolidated financial statements included in this Report.
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

LEAR CORPORATION

•
other risks described in Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented and updated by Part II — Item 1A, "Risk Factors," in our Quarterly Report on Form 10-Q for the quarter ended April 4, 2020, and this Report, and our other Securities and Exchange Commission ("SEC") filings.

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

(b)	Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended July 4, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A — RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, and our Quarterly Report on Form 10-Q for the quarter ended April 4, 2020, except for the addition of the risk factor set forth below:

•	Pandemics or disease outbreaks, such as COVID-19, have disrupted, and may continue to disrupt, our business, which could adversely affect our financial performance.
Pandemics or disease outbreaks, such as COVID-19, have disrupted, and may continue to disrupt, the global economy. The COVID-19 pandemic has led to a dramatic reduction in economic activity worldwide. International, federal, state and local public health and governmental authorities have taken extraordinary actions to contain and combat the outbreak and spread of COVID-19 throughout most regions of the world, including travel bans, quarantines, "stay-at-home" orders and similar mandates that have caused many individuals to substantially restrict their daily activities and many businesses to curtail or cease normal operations.
The automotive industry has been particularly negatively impacted by the evolving situation with a sudden and sharp decline in consumer demand and automotive manufacturers suspending or severely limiting automobile production globally. We have experienced, and may continue to experience, reductions in orders from our customers globally, which in turn has adversely affected, and may continue to affect, our financial performance. This reduction in orders may be further exacerbated by the global economic downturn resulting from the pandemic, which could decrease consumer demand for vehicles or result in the financial distress of one or more of our customers or suppliers. As described in more detail under "Our industry is cyclical and a decline in the production levels of our major customers, particularly with respect to models

LEAR CORPORATION

for which we are a significant supplier, or the financial distress of one or more of our major customers could adversely affect our financial performance" and "Adverse developments affecting or the financial distress of one or more of our suppliers could adversely affect our financial performance" in Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2019, decreases in consumer demand for automotive vehicles, declines in the production levels of our major customers, financial distress of one or more of our major customers or suppliers or other adverse developments affecting one or more of our suppliers, could adversely affect our financial performance. In addition, if COVID-19 were to affect a significant amount of the workforce employed or operating at our facilities, we could experience delays or the inability to produce and deliver products to our customers on a timely basis.
Unprecedented industry disruptions related to the COVID-19 pandemic during the first half of 2020 impacted operations in every region of the world. Our operations in China were impacted first, with most plants in the country closed for several weeks during the first quarter of 2020, resulting in significant decreases in vehicle production. Beginning in mid-March 2020, our operations in Europe, North America, South America and Asia (outside of China) were impacted, with virtually all of our plants closed at the end of the first quarter and closures continuing throughout April and, in most cases, a portion of May. As described in more detail under "Our substantial international operations make us vulnerable to risks associated with doing business in foreign countries" in Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2019, our substantial international operations make us vulnerable to risks associated with doing business in foreign countries.
While most of our global manufacturing plants have resumed production, we may experience unexpected delays or obstacles, such as disruptions in our supply chain or government mandates, that may hamper our ability to fully resume operations. Further, we may not be able to operate at optimal levels of efficiency given new work rules and procedures that will need to be implemented to protect our employees. The suspension of production at our manufacturing facilities, or difficulties or inefficiencies in resuming production, is likely to adversely impact our future results of operations, financial condition and liquidity, and that impact may be material.
As described in more detail under "Our existing indebtedness and the inability to access capital markets could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance" in Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2019, the volatility created by COVID-19 could adversely affect our access to the debt and capital markets. In addition, our ability to continue implementing important strategic initiatives and capital expenditures may be reduced as we devote time and other resources to responding to the impacts of the COVID-19 pandemic.
COVID-19 continues to spread globally and the extent to which our financial performance will be adversely affected will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the effectiveness of actions to contain the virus or treat its impact and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts on our business and financial performance as a result of its global economic impact, including a recession that has occurred or may occur in the future, which will likely result in lower demand for new vehicles for a period of time, as new vehicle sales are typically correlated with positive consumer confidence and low unemployment.
The COVID-19 pandemic may also exacerbate other risks disclosed in Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2019, including, but not limited to, our competitiveness, demand for our products and shifting consumer preferences.

LEAR CORPORATION

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As discussed in Part I — Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capitalization — Common Stock Share Repurchase Program," and Note 15, "Comprehensive Income (Loss) and Equity," to the condensed consolidated financial statements included in this Report, in March 2020, as a proactive measure in response to the COVID-19 pandemic, we suspended share repurchases under our share repurchase program. We have a remaining repurchase authorization of $1,430.0 million under our common stock share repurchase program.
As shown below, there were no shares of our common stock repurchased during the quarter ended July 4, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
April 5, 2020 through May 2, 2020	—	—	—	$1,430.0
May 3, 2020 through May 30, 2020	—	—	—	1,430.0
May 31, 2020 through July 4, 2020	—	—	—	1,430.0
Total	—		—	$1,430.0

LEAR CORPORATION

ITEM 6 — EXHIBITS

Exhibit Index

	Exhibit Number		Exhibit Name
*	10.1	****	Waiver Agreement, dated April 10, 2020, between Lear Corporation and Raymond E. Scott.
*	10.2	****	Waiver Agreement, dated April 10, 2020, between Lear Corporation and Jason M. Cardew.
*	10.3	****	Waiver Agreement, dated April 10, 2020, between Lear Corporation and Thomas A. DiDonato.
*	10.4	****	Waiver Agreement, dated April 10, 2020, between Lear Corporation and Carl A. Esposito.
*	10.5	****	Waiver Agreement, dated April 10, 2020, between Lear Corporation and Frank C. Orsini.
*	31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
*	31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
*	32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	101.INS		XBRL Instance Document
***	101.SCH		XBRL Taxonomy Extension Schema Document.
***	101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
***	101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
***	101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
***	101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
**	104		Cover Page Interactive Data File

*	Filed herewith.
**	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
***	Submitted electronically with the Report.
****	Compensatory plan or arrangement.

LEAR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated:	August 4, 2020	By:	/s/ Raymond E. Scott
Raymond E. Scott
President and Chief Executive Officer

		By:	/s/ Jason M. Cardew
Jason M. Cardew
Senior Vice President and Chief Financial Officer