Form 10-Q
period 2020-10-03
LEAR CORP
filed 2020-10-30
CIK 842162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2020.

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

As of October 27, 2020, the number of shares outstanding of the registrant’s common stock was 60,038,784 shares.

LEAR CORPORATION

FORM 10-Q

For the Quarter Ended October 3, 2020

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

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	October 3, 2020 (1)	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,250.4	$1,487.7
Accounts receivable	3,386.8	2,982.6
Inventories	1,265.6	1,258.2
Other	695.7	678.2
Total current assets	6,598.5	6,406.7
LONG-TERM ASSETS:
Property, plant and equipment, net	2,627.3	2,704.2
Goodwill	1,629.0	1,614.3
Other	2,039.9	1,955.5
Total long-term assets	6,296.2	6,274.0
Total assets	$12,894.7	$12,680.7
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$4.4	$19.2
Accounts payable and drafts	2,943.4	2,821.7
Accrued liabilities	2,087.8	1,811.2
Current portion of long-term debt	18.9	14.1
Total current liabilities	5,054.5	4,666.2
LONG-TERM LIABILITIES:
Long-term debt	2,299.8	2,293.7
Other	1,145.0	1,101.3
Total long-term liabilities	3,444.8	3,395.0

Redeemable noncontrolling interest	119.3	118.4

EQUITY:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 Series A convertible preferred stock authorized); no shares outstanding	-	-
Common stock, $0.01 par value, 300,000,000 shares authorized; 64,563,291 shares issued as of October 3, 2020 and December 31, 2019	0.6	0.6
Additional paid-in capital	957.5	969.1
Common stock held in treasury, 4,577,977 and 4,127,806 shares as of October 3, 2020 and December 31, 2019, respectively, at cost	(606.3)	(563.1)
Retained earnings	4,620.7	4,715.8
Accumulated other comprehensive loss	(839.7)	(772.7)
Lear Corporation stockholders’ equity	4,132.8	4,349.7
Noncontrolling interests	143.3	151.4
Equity	4,276.1	4,501.1
Total liabilities and equity	$12,894.7	$12,680.7

(1)	Unaudited

The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Net sales	$4,900.1	$4,825.0	$11,802.3	$14,992.7

Cost of sales	4,457.3	4,365.7	11,152.7	13,582.0
Selling, general and administrative expenses	147.7	141.9	442.3	447.3
Amortization of intangible assets	16.3	16.7	49.4	45.3
Interest expense	26.5	24.0	78.1	69.4
Other expense, net	17.1	9.7	54.4	27.9
Consolidated income before provision for income taxes and equity in net income of affiliates	235.2	267.0	25.4	820.8
Provision for income taxes	44.6	33.5	30.1	149.9
Equity in net income of affiliates	(6.5)	(5.1)	(15.9)	(15.8)
Consolidated net income	197.1	238.6	11.2	686.7
Less: Net income attributable to noncontrolling interests	22.7	22.7	54.3	59.1
Net income (loss) attributable to Lear	$174.4	$215.9	$(43.1)	$627.6

Basic net income (loss) per share available to Lear common stockholders (Note 14)	$2.90	$3.59	$(0.72)	$10.27

Diluted net income (loss) per share available to Lear common stockholders (Note 14)	$2.89	$3.58	$(0.72)	$10.23

Cash dividends declared per share	$-	$0.75	$0.77	$2.25

Average common shares outstanding	60,159,356	61,133,723	60,260,886	62,042,156

Average diluted shares outstanding	60,330,941	61,330,086	60,260,886	62,262,903

Consolidated comprehensive income (loss) (Condensed Consolidated Statements of Equity)	$290.7	$96.1	$(49.2)	$552.7
Less: Comprehensive income attributable to noncontrolling interests	33.0	11.3	60.9	48.6
Comprehensive income (loss) attributable to Lear	$257.7	$84.8	$(110.1)	$504.1

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited; in millions, except share and per share data)

	Three Months Ended October 3, 2020
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at July 4, 2020	$0.6	$955.6	$(612.6)	$4,447.1	$(923.0)	$3,867.7
Comprehensive income:
Net income	-	-	-	174.4	-	174.4
Other comprehensive income	-	-	-	-	83.3	83.3
Total comprehensive income	-	-	-	174.4	83.3	257.7
Stock-based compensation	-	9.1	-	-	-	9.1
Net issuance of 45,531 shares held in treasury in settlement of stock-based compensation	-	(7.2)	6.3	(0.8)	-	(1.7)
Dividends declared to noncontrolling interest holders	-	-	-	-	-	-
Balance at October 3, 2020	$0.6	$957.5	$(606.3)	$4,620.7	$(839.7)	$4,132.8

	Nine Months Ended October 3, 2020
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at January 1, 2020	$0.6	$969.1	$(563.1)	$4,715.8	$(772.7)	$4,349.7
Comprehensive income (loss):
Net income (loss)	-	-	-	(43.1)	-	(43.1)
Other comprehensive income (loss)	-	-	-	-	(67.0)	(67.0)
Total comprehensive income (loss)	-	-	-	(43.1)	(67.0)	(110.1)
Adoption of accounting standard update 2016-13 (Note 18)	-	-	-	(0.8)	-	(0.8)
Stock-based compensation	-	25.5	-	-	-	25.5
Net issuance of 190,978 shares held in treasury in settlement of stock-based compensation	-	(37.1)	26.8	(3.3)	-	(13.6)
Repurchase of 641,149 shares of common stock at average price of $109.22 per share	-	-	(70.0)	-	-	(70.0)
Dividends declared to Lear Corporation stockholders	-	-	-	(46.8)	-	(46.8)
Dividends declared to noncontrolling interest holders	-	-	-	-	-	-
Redeemable noncontrolling interest adjustment	-	-	-	(1.1)	-	(1.1)
Balance at October 3, 2020	$0.6	$957.5	$(606.3)	$4,620.7	$(839.7)	$4,132.8

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)

(Unaudited; in millions, except share and per share data)

	Three Months Ended October 3, 2020
	Lear Corporation Stockholders' Equity	Non- controlling Interests	Equity	Redeemable Non- controlling Interests
Balance at July 4, 2020	$3,867.7	$115.5	$3,983.2	$114.3
Comprehensive income:
Net income	174.4	22.4	196.8	0.3
Other comprehensive income	83.3	5.6	88.9	4.7
Total comprehensive income	257.7	28.0	285.7	5.0
Stock-based compensation	9.1	-	9.1	-
Net issuance of 45,531 shares held in treasury in settlement of stock-based compensation	(1.7)	-	(1.7)	-
Dividends declared to noncontrolling interest holders	-	(0.2)	(0.2)	-
Balance at October 3, 2020	$4,132.8	$143.3	$4,276.1	$119.3

	Nine Months Ended October 3, 2020
	Lear Corporation Stockholders' Equity	Non- controlling Interests	Equity	Redeemable Non- controlling Interests
Balance at January 1, 2020	$4,349.7	$151.4	$4,501.1	$118.4
Comprehensive income (loss):
Net income (loss)	(43.1)	57.5	14.4	(3.2)
Other comprehensive income (loss)	(67.0)	3.6	(63.4)	3.0
Total comprehensive income (loss)	(110.1)	61.1	(49.0)	(0.2)
Adoption of accounting standard update 2016-13 (Note 18)	(0.8)	-	(0.8)	-
Stock-based compensation	25.5	-	25.5	-
Net issuance of 190,978 shares held in treasury in settlement of stock-based compensation	(13.6)	-	(13.6)	-
Repurchase of 641,149 shares of common stock at average price of $109.22 per share	(70.0)	-	(70.0)	-
Dividends declared to Lear Corporation stockholders	(46.8)	-	(46.8)	-
Dividends declared to noncontrolling interest holders	-	(69.2)	(69.2)	-
Redeemable noncontrolling interest adjustment	(1.1)	-	(1.1)	1.1
Balance at October 3, 2020	$4,132.8	$143.3	$4,276.1	$119.3

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)

(Unaudited; in millions, except share and per share data)

	Three Months Ended September 28, 2019
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at June 29, 2019	$0.6	$965.3	$(466.6)	$4,435.3	$(698.2)	$4,236.4
Comprehensive income (loss):
Net income	-	-	-	215.9	-	215.9
Other comprehensive loss	-	-	-	-	(131.1)	(131.1)
Total comprehensive income (loss)	-	-	-	215.9	(131.1)	84.8
Stock-based compensation	-	1.7	-	-	-	1.7
Net issuance of 23,726 shares held in treasury in settlement of stock-based compensation	-	(3.9)	3.5	(0.7)	-	(1.1)
Repurchase of 616,635 shares of common stock at average price of $123.06 per share	-	-	(75.9)	-	-	(75.9)
Dividends declared to Lear Corporation stockholders	-	-	-	(45.7)	-	(45.7)
Dividends declared to noncontrolling interest holders	-	-	-	-	-	-
Changes in noncontrolling interests	-	-	-	-	-	-
Redeemable noncontrolling interest adjustment	-	-	-	3.6	-	3.6
Balance at September 28, 2019	$0.6	$963.1	$(539.0)	$4,608.4	$(829.3)	$4,203.8

	Nine Months Ended September 28, 2019
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at January 1, 2019	$0.6	$1,017.4	$(225.1)	$4,113.6	$(705.8)	$4,200.7
Comprehensive income (loss):
Net income	-	-	-	627.6	-	627.6
Other comprehensive loss	-	-	-	-	(123.5)	(123.5)
Total comprehensive income (loss)	-	-	-	627.6	(123.5)	504.1
Stock-based compensation	-	16.0	-	-	-	16.0
Net issuance of 308,538 shares held in treasury in settlement of stock-based compensation	-	(70.3)	41.5	(1.9)	-	(30.7)
Repurchase of 2,603,881 shares of common stock at average price of $136.48 per share	-	-	(355.4)	-	-	(355.4)
Dividends declared to Lear Corporation stockholders	-	-	-	(140.3)	-	(140.3)
Dividends declared to noncontrolling interest holders	-	-	-	-	-	-
Changes in noncontrolling interests	-	-	-	-	-	-
Redeemable noncontrolling interest adjustment	-	-	-	9.4	-	9.4
Acquisition of outstanding noncontrolling interest	-	-	-	-	-	-
Balance at September 28, 2019	$0.6	$963.1	$(539.0)	$4,608.4	$(829.3)	$4,203.8

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)

(Unaudited; in millions, except share and per share data)

	Three Months Ended September 28, 2019
	Lear Corporation Stockholders' Equity	Non- controlling Interests	Equity	Redeemable Non- controlling Interests
Balance at June 29, 2019	$4,236.4	$163.1	$4,399.5	$155.0
Comprehensive income (loss):
Net income	215.9	22.0	237.9	0.7
Other comprehensive loss	(131.1)	(5.8)	(136.9)	(5.6)
Total comprehensive income (loss)	84.8	16.2	101.0	(4.9)
Stock-based compensation	1.7	-	1.7	-
Net issuance of 23,726 shares held in treasury in settlement of stock-based compensation	(1.1)	-	(1.1)	-
Repurchase of 616,635 shares of common stock at average price of $123.06 per share	(75.9)	-	(75.9)	-
Dividends declared to Lear Corporation stockholders	(45.7)	-	(45.7)	-
Dividends declared to noncontrolling interest holders	-	(2.4)	(2.4)	-
Changes in noncontrolling interests	-	(5.6)	(5.6)	-
Redeemable noncontrolling interest adjustment	3.6	-	3.6	(3.6)
Balance at September 28, 2019	$4,203.8	$171.3	$4,375.1	$146.5

	Nine Months Ended September 28, 2019
	Lear Corporation Stockholders' Equity	Non- controlling Interests	Equity	Redeemable Non- controlling Interests
Balance at January 1, 2019	$4,200.7	$159.9	$4,360.6	$158.1
Comprehensive income (loss):
Net income	627.6	56.1	683.7	3.0
Other comprehensive loss	(123.5)	(5.3)	(128.8)	(5.2)
Total comprehensive income (loss)	504.1	50.8	554.9	(2.2)
Stock-based compensation	16.0	-	16.0	-
Net issuance of 308,538 shares held in treasury in settlement of stock-based compensation	(30.7)	-	(30.7)	-
Repurchase of 2,603,881 shares of common stock at average price of $136.48 per share	(355.4)	-	(355.4)	-
Dividends declared to Lear Corporation stockholders	(140.3)	-	(140.3)	-
Dividends declared to noncontrolling interest holders	-	(33.6)	(33.6)	-
Changes in noncontrolling interests	-	(5.6)	(5.6)	-
Redeemable noncontrolling interest adjustment	9.4	-	9.4	(9.4)
Acquisition of outstanding noncontrolling interest	-	(0.2)	(0.2)	-
Balance at September 28, 2019	$4,203.8	$171.3	$4,375.1	$146.5

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Nine Months Ended
	October 3, 2020	September 28, 2019
Cash Flows from Operating Activities:
Consolidated net income	$11.2	$686.7
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	397.1	380.4
Net change in recoverable customer engineering, development and tooling	(63.4)	(73.4)
Net change in working capital items (see below)	(138.1)	(162.0)
Loss on extinguishment of debt	21.1	10.6
Other, net	34.4	(43.0)
Net cash provided by operating activities	262.3	799.3
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(285.3)	(410.1)
Acquisition, net of acquired cash	-	(321.7)
Other, net	(11.8)	(7.5)
Net cash used in investing activities	(297.1)	(739.3)
Cash Flows from Financing Activities:
Revolving credit facility borrowings	1,000.0	-
Revolving credit facility repayments	(1,000.0)	-
Proceeds from the issuance of senior notes	669.1	693.3
Redemption of senior notes	(667.1)	(333.7)
Term loan repayments	(9.4)	(3.1)
Short-term borrowings (repayments), net	(14.9)	9.5
Payment of debt issuance and other financing costs	(6.9)	(6.5)
Repurchase of common stock	(70.0)	(359.7)
Dividends paid to Lear Corporation stockholders	(52.0)	(141.1)
Dividends paid to noncontrolling interests	(45.8)	(33.6)
Other, net	(14.8)	(61.6)
Net cash used in financing activities	(211.8)	(236.5)
Effect of foreign currency translation	(5.6)	(20.0)
Net Change in Cash, Cash Equivalents and Restricted Cash	(252.2)	(196.5)
Cash, Cash Equivalents and Restricted Cash as of Beginning of Period	1,510.4	1,519.8
Cash, Cash Equivalents and Restricted Cash as of End of Period	$1,258.2	$1,323.3

Changes in Working Capital Items:
Accounts receivable	$(416.9)	$(513.5)
Inventories	(13.6)	(123.5)
Accounts payable	124.0	208.8
Accrued liabilities and other	168.4	266.2
Net change in working capital items	$(138.1)	$(162.0)

Supplementary Disclosure:
Cash paid for interest	$83.7	$85.2
Cash paid for income taxes, net of refunds received	$85.3	$133.7

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

(2) Impact of COVID-19 Pandemic

Unprecedented industry disruptions related to the COVID-19 pandemic impacted operations in every region of the world. The Company's operations in China were impacted first, with most plants in the country closed for several weeks during the first quarter. At the end of the first quarter, all of the Company's facilities in China were operating and capacity utilization was increasing. Beginning in mid-March, the Company's operations in Europe, North America, South America and Asia (outside of China) were impacted, with virtually all of its plants closed at the end of the first quarter and closures continuing throughout April and, in most cases, a portion of May. Although manufacturing resumed gradually, most of the Company's plants in its major markets were operating at pre-COVID-19 levels at the end of the second quarter and throughout the third quarter. The Company experienced significant inefficiencies and incremental costs related to the COVID-19 pandemic in the first half of the year, which diminished toward the end of the second quarter. In the third quarter, the Company experienced less significant but ongoing costs related to personal protective equipment, employee transportation and higher labor costs reflecting an increase in absenteeism.

Various government programs have been enacted to provide financial relief for businesses affected by the COVID-19 pandemic. In the first nine months of 2020, the Company recognized approximately $95 million of government assistance primarily related to the reimbursement of certain employee costs. The Company recognizes such assistance as a reduction of the related costs as such costs are incurred and the Company is reasonably assured to receive payment.

Although industry production has returned to pre-COVID-19 levels, partially due to the customers' need to replenish inventory levels, it is likely that, for a period of time, the global automotive industry will experience lower demand for new vehicles as a result of the global economic slowdown caused by the COVID-19 pandemic, as new vehicle sales are typically correlated with positive consumer confidence and low unemployment. Further, a resurgence of the virus with corresponding shelter-in-place orders impacting industry production later in 2020 or in 2021 could also impact the Company's financial results.

The accompanying condensed consolidated financial statements reflect estimates and assumptions made by management as of October 3, 2020, and for the nine months then ended. Such estimates and assumptions affect, among other things, the Company's goodwill, long-lived asset and indefinite-lived intangible asset valuations; inventory valuations; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; and credit losses related to our financial instruments. Events and circumstances arising after October 3, 2020, including those resulting from the impact of the COVID-19 pandemic, will be reflected in management's estimates and assumptions in future periods.

For more information related to goodwill, see Note 7, "Goodwill," herein and Note 2, "Summary of Significant Accounting Policies — Impairment of Goodwill and Intangible Assets," to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. For more information related to income taxes, see Note 13, "Income Taxes," herein and Note 2, "Summary of Significant Accounting Policies — Income Taxes," to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In the first nine months of 2020, the Company recorded charges of $119.3 million in connection with its restructuring actions. These charges consist of $83.0 million recorded as cost of sales, $23.4 million recorded as selling, general and administrative expenses and $12.9 million recorded as other expense, net. The restructuring charges consist of employee termination costs of $84.3 million, asset impairment charges of $14.5 million, contract termination costs of $0.9 million and a pension benefit plan settlement loss of $10.2 million, as well as other related costs of $9.4 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Asset impairment charges relate to the disposal of buildings, leasehold improvements and/or machinery and equipment with carrying values of $12.5 million in excess of related estimated fair values and the impairment of right-of-use assets of $2.0 million.

The Company expects to incur approximately $30 million of additional restructuring costs related to activities initiated as of October 3, 2020, and expects that the components of such costs will be consistent with its historical experience. Any future restructuring actions will depend upon market conditions, customer actions and other factors.

A summary of 2020 activity, excluding the pension benefit plan settlement loss of $10.2 million, is shown below (in millions):

	Accrual as of	2020	Utilization		Accrual as of
	January 1, 2020	Charges	Cash	Non-cash	October 3, 2020
Employee termination benefits	$152.8	$84.3	$(104.9)	$-	$132.2
Asset impairment charges	-	14.5	-	(14.5)	-
Contract termination costs	4.9	0.9	(1.0)	-	4.8
Other related costs	-	9.4	(9.4)	-	-
Total	$157.7	$109.1	$(115.3)	$(14.5)	$137.0

(4) Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

A summary of inventories is shown below (in millions):

	October 3, 2020	December 31, 2019
Raw materials	$954.7	$906.3
Work-in-process	110.4	107.0
Finished goods	364.9	380.4
Reserves	(164.4)	(135.5)
Inventories	$1,265.6	$1,258.2

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

During the first nine months of 2020 and 2019, the Company capitalized $111.1 million and $174.8 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During the first nine months of 2020 and 2019, the Company also capitalized $130.2 million and $126.7 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets.

During the first nine months of 2020 and 2019, the Company collected $184.5 million and $243.5 million, respectively, of cash related to E&D and tooling costs.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The classification of recoverable customer E&D and tooling costs related to long-term supply agreements is shown below (in millions):

	October 3, 2020	December 31, 2019
Current	$203.2	$157.2
Long-term	135.6	113.8
Recoverable customer E&D and tooling	$338.8	$271.0

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

A summary of property, plant and equipment is shown below (in millions):

	October 3, 2020	December 31, 2019
Land	$111.9	$113.1
Buildings and improvements	838.1	831.3
Machinery and equipment	4,124.7	3,844.1
Construction in progress	271.5	382.4
Total property, plant and equipment	5,346.2	5,170.9
Less – accumulated depreciation	(2,718.9)	(2,466.7)
Property, plant and equipment, net	$2,627.3	$2,704.2

Depreciation expense was $120.0 million and $111.8 million in the three months ended October 3, 2020 and September 28, 2019, respectively, and $347.7 million and $335.1 million in the nine months ended October 3, 2020 and September 28, 2019, respectively.

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In the first nine months of 2020 and 2019, the Company recognized asset impairment charges of $12.5 million and $4.0 million, respectively, in conjunction with its restructuring actions (Note 3, "Restructuring"). In the nine months ended October 3, 2020, the Company recognized additional asset impairment charges of $3.4 million. The Company will continue to assess the impact of significant industry and other events on the realization of its long-lived assets.

Investment in Affiliates

In July 2019, the Company deconsolidated Guangzhou Automobile Group Component Co., Ltd ("GACC") as it no longer controls this entity. As a result, the carrying values of the assets and liabilities of GACC are not reflected in the condensed consolidated balance sheets as of October 3, 2020 and December 31, 2019. In addition, the Company recorded a gain of $4.0 million related to the excess of the estimated fair value over the carrying value of its interest in GACC immediately prior to deconsolidation. The gain is included in other expense, net in the accompanying condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 28, 2019.

(7) Goodwill

A summary of the changes in the carrying amount of goodwill, by operating segment, in the nine months ended October 3, 2020, is shown below (in millions):

	Seating	E-Systems	Total
Balance at January 1, 2020	$1,235.4	$378.9	$1,614.3
Foreign currency translation and other	11.2	3.5	14.7
Balance at October 3, 2020	$1,246.6	$382.4	$1,629.0

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

During the first quarter of 2020, an interim goodwill impairment analysis related to one of the Company’s reporting units within its E-Systems operating segment was performed, largely due to industry disruptions resulting from the COVID-19 pandemic. The goodwill impairment analysis reflected the Company’s best estimates of the COVID-19 pandemic’s ultimate impact on industry conditions, including consumer demand, as well as economic recovery. The results of the quantitative analysis indicated that the fair value of the reporting unit exceeded the related carrying value. During the third quarter of 2020, the Company determined that it was not more likely than not that this reporting unit was impaired.

There was no impairment of goodwill in the first nine months of 2020 and 2019. The Company will, however, continue to assess the impact of significant industry and other events on its recorded goodwill.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(8) Debt

A summary of long-term debt, net of unamortized debt issuance costs and unamortized original issue premium (discount), and the related weighted average interest rates is shown below (in millions):

	October 3, 2020
		Unamortized	Unamortized		Weighted
	Long-Term	Debt	Original Issue	Long-Term	Average
Debt Instrument	Debt	Issuance Costs	Premium (Discount)	Debt, Net	Interest Rate
Credit Agreement — Term Loan Facility	$225.0	$(0.7)	$-	$224.3	1.360%
3.8% Senior Notes due 2027 (the "2027 Notes")	750.0	(4.2)	(3.7)	742.1	3.885%
4.25% Senior Notes due 2029 (the "2029 Notes")	375.0	(2.7)	(1.0)	371.3	4.288%
3.5% Senior Notes due 2030 (the "2030 Notes")	350.0	(2.7)	(0.7)	346.6	3.525%
5.25% Senior Notes due 2049 (the "2049 Notes")	625.0	(6.3)	14.3	633.0	5.103%
Other	1.4	-	-	1.4	N/A
	$2,326.4	$(16.6)	$8.9	2,318.7
Less — Current portion				(18.9)
Long-term debt				$2,299.8

	December 31, 2019
		Unamortized	Unamortized		Weighted
	Long-Term	Debt	Original Issue	Long-Term	Average
Debt Instrument	Debt	Issuance Costs	Discount	Debt, Net	Interest Rate
Credit Agreement — Term Loan Facility	$234.4	$(1.0)	$-	$233.4	2.880%
5.25% Senior Notes due 2025 (the "2025 Notes")	650.0	(4.2)	-	645.8	5.250%
2027 Notes	750.0	(4.7)	(4.1)	741.2	3.885%
2029 Notes	375.0	(2.9)	(1.1)	371.0	4.288%
2049 Notes issued 2019	325.0	(3.3)	(5.3)	316.4	5.363%
	$2,334.4	$(16.1)	$(10.5)	2,307.8
Less — Current portion				(14.1)
Long-term debt				$2,293.7

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

In connection with these transactions, the Company recognized a loss of $21.1 million on the extinguishment of debt and paid related issuance costs of $5.9 million in the nine months ended October 3, 2020.

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of October 3, 2020, the Company was in compliance with all covenants under the indentures governing the Notes.

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

As of October 3, 2020 and December 31, 2019, there were no borrowings outstanding under the Revolving Credit Facility. As of October 3, 2020 and December 31, 2019, there were $225.0 million and $234.4 million, respectively, of borrowings outstanding under the Term Loan Facility.

In March 2020, as a proactive measure in response to the COVID-19 pandemic, the Company borrowed $1.0 billion under the Revolving Credit Facility, which was repaid in full in September 2020.

In the first nine months of 2020, the Company made required principal payments of $9.4 million under the Term Loan Facility.

Advances under the Revolving Credit Facility and the Term Loan Facility generally bear interest based on (i) the Eurocurrency Rate (as defined in the Credit Agreement) or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin, determined in accordance with a pricing grid. The range and the rate as of October 3, 2020, are shown below (in percentages):

	Eurocurrency Rate			Base Rate
			Rate as of			Rate as of
	Minimum	Maximum	October 3, 2020	Minimum	Maximum	October 3, 2020
Revolving Credit Facility	1.00%	1.60%	1.10%	0.00%	0.60%	0.10%
Term Loan Facility	1.125%	1.90%	1.25%	0.125%	0.90%	0.25%

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

As of October 3, 2020, the Company was in compliance with all covenants under the Credit Agreement.

Other

As of October 3, 2020, other long-term debt consists of amounts outstanding under a finance lease.

For further information related to the Company's debt, see Note 6, "Debt," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(9) Leases

Right-of-Use Assets and Lease Obligations

The Company has operating leases for production, office and warehouse facilities, manufacturing and office equipment and vehicles.

Operating lease assets and obligations included in the accompanying condensed consolidated balance sheet are shown below (in millions):

	October 3, 2020	December 31, 2019
Right-of-use assets under operating leases:
Other long-term assets	$539.4	$527.0
Lease obligations under operating leases:
Accrued liabilities	$113.2	$113.9
Other long-term liabilities	439.0	422.4
	$552.2	$536.3

Maturities of lease obligations as of October 3, 2020, are shown below (in millions):

October 3, 2020
2020 (1)	$35.9
2021	129.6
2022	103.7
2023	81.6
2024	67.3
Thereafter	220.8
Total undiscounted cash flows	638.9
Less: Imputed interest	(86.7)
Lease obligations under operating leases	$552.2
(1)	For the remaining three months

The Company entered into one lease agreement which is expected to commence in the third quarter of 2021 with a lease term of approximately ten years. The aggregate right-of-use asset and related lease obligation are expected to be approximately $50 million.

Cash flow information related to operating leases is shown below (in millions):

	Nine Months Ended
	October 3, 2020	September 28, 2019
Non-cash activity:
Right of use assets obtained in exchange for operating lease obligations	$116.2	$177.1
Operating cash flows:
Cash paid related to operating lease obligations	$106.3	$104.0

Lease expense included in the accompanying condensed consolidated statements of comprehensive income (loss) is shown below (in millions):

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Operating lease expense	$38.6	$36.9	$110.2	$104.4
Short-term lease expense	3.3	3.1	11.3	12.1
Variable lease expense	2.2	1.4	5.9	3.2
Total lease expense	$44.1	$41.4	$127.4	$119.7

In the nine months ended October 3, 2020, the Company recognized an impairment charge of $2.0 million related to its right-of-use assets in conjunction with its restructuring actions (Note 3, "Restructuring").

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The weighted average lease term and discount rate for operating leases are shown below:

October 3, 2020
Weighted average remaining lease term (in years)	6.9
Weighted average discount rate	3.4%

The Company entered into a finance lease agreement which is not material to the consolidated financial statements (Note 8 "Debt").

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

Net Periodic Pension and Other Postretirement Benefit (Credit) Cost

The components of the Company’s net periodic pension benefit (credit) cost are shown below (in millions):

	Three Months Ended				Nine Months Ended
	October 3, 2020		September 28, 2019		October 3, 2020		September 28, 2019
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$0.1	$1.2	$-	$1.5	$0.1	$3.6	$-	$4.7
Interest cost	4.1	3.1	4.6	3.7	12.3	9.2	13.9	11.0
Expected return on plan assets	(5.4)	(4.9)	(5.0)	(5.2)	(16.0)	(14.8)	(15.1)	(15.6)
Amortization of actuarial loss	0.6	1.2	0.5	1.9	1.7	3.5	1.4	5.8
Settlement loss	-	10.2	-	-	0.3	10.2	0.1	-
Net periodic benefit (credit) cost	$(0.6)	$10.8	$0.1	$1.9	$(1.6)	$11.7	$0.3	$5.9

The components of the Company’s net periodic other postretirement benefit (credit) cost are shown below (in millions):

	Three Months Ended				Nine Months Ended
	October 3, 2020		September 28, 2019		October 3, 2020		September 28, 2019
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$-	$-	$-	$0.1	$-	$-	$-	$0.2
Interest cost	0.5	0.2	0.5	0.3	1.3	0.6	1.6	1.0
Amortization of actuarial gain	(0.4)	-	(0.6)	-	(1.2)	-	(1.7)	-
Amortization of prior service credit	-	-	-	-	(0.1)	-	(0.1)	(0.1)
Net periodic benefit (credit) cost	$0.1	$0.2	$(0.1)	$0.4	$0.0	$0.6	$(0.2)	$1.1

In the three and nine months ended October 3, 2020, the Company recognized a pension benefit plan settlement loss of $10.2 million related to its restructuring actions (Note 3, "Restructuring").

Contributions

In the nine months ended October 3, 2020, employer contributions to the Company’s domestic and foreign defined benefit pension plans were $10.7 million.

At this time, the Company has elected to defer its contributions to its U.S. defined benefit pension plans to the extent possible under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The Company expects contributions to its domestic and foreign defined benefit pension plans to be $10 million to $20 million in 2020.

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

Revenue is recognized at a point in time when control of the product is transferred to the customer under standard commercial terms, as the Company does not have an enforceable right to payment prior to such transfer. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for those products based on the annual purchase orders, annual price reductions and ongoing price adjustments. In the first nine months of 2020, revenue recognized related to prior years represented approximately 1% of consolidated net sales. The Company's customers pay for products received in accordance with payment terms that are customary within the industry. The Company's contracts with its customers do not have significant financing components.

The Company records a contract liability for advances received from its customers. As of October 3, 2020 and December 31, 2019, there were no significant contract liabilities recorded. Further, there were no significant contract liabilities recognized in revenue during the first nine months of 2020.

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

A summary of the Company’s revenue by reportable operating segment and geography is shown below (in millions):

	Three Months Ended
	October 3, 2020			September 28, 2019
	Seating	E-Systems	Total	Seating	E-Systems	Total
North America	$1,706.2	$333.5	$2,039.7	$1,626.5	$250.5	$1,877.0
Europe and Africa	1,214.0	491.1	1,705.1	1,291.2	495.7	1,786.9
Asia	661.1	343.3	1,004.4	667.6	312.7	980.3
South America	110.3	40.6	150.9	129.7	51.1	180.8
	$3,691.6	$1,208.5	$4,900.1	$3,715.0	$1,110.0	$4,825.0

	Nine Months Ended
	October 3, 2020			September 28, 2019
	Seating	E-Systems	Total	Seating	E-Systems	Total
North America	$3,894.7	$766.1	$4,660.8	$4,815.5	$810.0	$5,625.5
Europe and Africa	3,000.1	1,281.2	4,281.3	4,307.0	1,650.7	5,957.7
Asia	1,676.4	845.2	2,521.6	1,978.2	923.6	2,901.8
South America	241.9	96.7	338.6	367.4	140.3	507.7
	$8,813.1	$2,989.2	$11,802.3	$11,468.1	$3,524.6	$14,992.7

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A summary of other expense, net is shown below (in millions):

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Other expense	$20.3	$13.7	$61.2	$41.7
Other income	(3.2)	(4.0)	(6.8)	(13.8)
Other expense, net	$17.1	$9.7	$54.4	$27.9

In the three months and nine months ended October 3, 2020, other expense includes net foreign currency transaction losses of $5.5 million and $22.2 million, respectively, and a pension settlement loss of $10.2 million (Note 10, "Pension and Other Postretirement Benefit Plans"). In the nine months ended October 3, 2020, other expense also includes a loss of $21.1 million on the extinguishment of debt (Note 8, "Debt").

In the three and nine months ended September 28, 2019, other expense includes net foreign currency transaction losses of $9.3 million and $16.5 million, respectively, and other income includes a gain of $4.0 million related to the deconsolidation of an affiliate (Note 6, "Long-Term Assets"). In the nine months ended September 28, 2019, other expense also includes a loss of $10.6 million on the extinguishment of debt.

(13) Income Taxes

For the nine months ended October 3, 2020, the Company estimated its annual effective tax rate utilizing the annualized effective tax rate method under Accounting Standards Codification ("ASC") 740, "Income Taxes," to calculate its interim income tax provision. In the first and second quarters of 2020, the Company utilized the discrete effective tax rate method, as allowed under ASC 740, to calculate its interim income tax provision because it was not possible to reliably estimate the annual effective tax rate for the year due to uncertainty created by the COVID-19 pandemic.

A summary of the provision for income taxes and the corresponding effective tax rate for the three and nine months ended October 3, 2020 and September 28, 2019, is shown below (in millions, except effective tax rates):

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Provision for income taxes	$44.6	$33.5	$30.1	$149.9
Pretax income before equity in net income of affiliates	$235.2	$267.0	$25.4	$820.8
Effective tax rate	19.0%	12.5%	118.5%	18.3%

The Company’s provision for income taxes is impacted by the level and mix of earnings among tax jurisdictions. In the first nine months of 2020, pretax income before equity in net income of affiliates was significantly lower than in the first nine months of 2019, primarily due to the COVID-19 pandemic, and as a result, relatively small changes in the provision for income taxes in 2020 can cause disproportionate changes in the effective tax rate as compared to 2019. The higher effective tax rate in the first nine months of 2020, as compared to the first nine months of 2019, was also due to the net discrete tax expense and lower tax benefit on the Company’s restructuring charges and various other items in 2020.

The Company’s discrete tax benefit (expense) on significant items is shown below (in millions):

	Nine Months Ended
	October 3, 2020	September 28, 2019
Restructuring charges and various other items	$20.7	$35.7
Valuation allowances on deferred tax assets	(12.2)	(10.4)
Share-based compensation	-	3.1
Change in tax status of certain affiliates	-	18.4
Research and development tax credits	5.0	28.6
	$13.5	$75.4

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

A summary of information used to compute basic and diluted net income (loss) per share available to Lear common stockholders is shown below (in millions, except share and per share data):

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Net income (loss) attributable to Lear	$174.4	$215.9	$(43.1)	$627.6
Redeemable noncontrolling interest adjustment	-	3.6	-	9.4
Net income (loss) available to Lear common stockholders	$174.4	$219.5	$(43.1)	$637.0

Average common shares outstanding	60,159,356	61,133,723	60,260,886	62,042,156
Dilutive effect of common stock equivalents	171,585	196,363	-	220,747
Average diluted shares outstanding	60,330,941	61,330,086	60,260,886	62,262,903

Basic net income (loss) per share available to Lear common stockholders	$2.90	$3.59	$(0.72)	$10.27

Diluted net income (loss) per share available to Lear common stockholders	$2.89	$3.58	$(0.72)	$10.23

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Accumulated Other Comprehensive Loss

A summary of changes, net of tax, in accumulated other comprehensive loss for the three and nine months ended October 3, 2020, is shown below (in millions):

	Three Months Ended October 3, 2020	Nine Months Ended October 3, 2020
Defined benefit plans:
Balance at beginning of period	$(211.7)	$(217.6)
Reclassification adjustments (net of tax expense of $0.6 million and $1.3 million in the three and nine months ended October 3, 2020, respectively)	11.0	13.1
Other comprehensive loss recognized during the period (net of tax benefit of $5.4 million in the three and nine months ended October 3, 2020)	(29.7)	(25.9)
Balance at end of period	$(230.4)	$(230.4)
Derivative instruments and hedging:
Balance at beginning of period	$(50.4)	$9.8
Reclassification adjustments (net of tax expense of $0.1 million and $1.8 million in the three and nine months ended October 3, 2020, respectively)	3.9	9.2
Other comprehensive income (loss) recognized during the period (net of tax benefit (expense) of ($6.3) million and $9.6 million in the three and nine months ended October 3, 2020, respectively)	14.8	(50.7)
Balance at end of period	$(31.7)	$(31.7)
Foreign currency translation:
Balance at beginning of period	$(660.9)	$(564.9)
Other comprehensive income (loss) recognized during the period (net of tax benefit of $2.9 million and $0.7 million in the three and nine months ended October 3, 2020, respectively)	83.3	(12.7)
Balance at end of period	$(577.6)	$(577.6)

Total accumulated other comprehensive loss	$(839.7)	$(839.7)

In the three months ended October 3, 2020, foreign currency translation adjustments are primarily related to the strengthening of the Euro and the Chinese renminbi, partially offset by the weakening of the Brazilian real, relative to the U.S. dollar. In the nine months ended October 3, 2020, foreign currency translation adjustments are primarily related to the weakening of the Brazilian real, largely offset by the strengthening of the Euro and the Chinese renminbi, relative to the U.S. dollar.

In the three and nine months ended October 3, 2020, foreign currency translation adjustments include pretax (gains) losses of ($0.5) million and $0.5 million, respectively, related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A summary of changes, net of tax, in accumulated other comprehensive loss for the three and nine months ended September 28, 2019, is shown below (in millions):

	Three Months Ended September 28, 2019	Nine Months Ended September 28, 2019
Defined benefit plans:
Balance at beginning of period	$(173.9)	$(172.8)
Reclassification adjustments (net of tax expense of $0.4 million and $0.8 million in the three and nine months ended September 28, 2019, respectively)	1.5	4.7
Other comprehensive loss recognized during the period (net of tax benefit of $1.6 million in the three and nine months ended September 28, 2019)	(4.6)	(8.9)
Balance at end of period	$(177.0)	$(177.0)
Derivative instruments and hedging:
Balance at beginning of period	$(1.2)	$(9.7)
Reclassification adjustments (net of tax benefit of $2.4 million and $7.2 million in the three and nine months ended September 28, 2019, respectively)	(8.4)	(25.5)
Other comprehensive income (loss) recognized during the period (net of tax benefit (expense) of $1.1 million and ($6.2) million in the three and nine months ended September 28, 2019, respectively)	(3.9)	21.7
Balance at end of period	$(13.5)	$(13.5)
Foreign currency translation:
Balance at beginning of period	$(523.1)	$(523.3)
Other comprehensive loss recognized during the period (net of tax impact of $— million in the three and nine months ended September 28, 2019)	(115.7)	(115.5)
Balance at end of period	$(638.8)	$(638.8)

Total accumulated other comprehensive loss	$(829.3)	$(829.3)

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

Lear Corporation Stockholders’ Equity

Common Stock Share Repurchase Program

In March 2020, as a proactive measure in response to the COVID-19 pandemic, the Company suspended share repurchases under its share repurchase program. Share repurchases prior to the suspension are shown below (in millions except for shares and per share amounts):

Nine Months Ended				As of
October 3, 2020				October 3, 2020
Aggregate Repurchases	Cash paid for Repurchases	Number of Shares	Average Price per Share(1)	Remaining Purchase Authorization
$70.0	$70.0	641,149	$109.22	$1,430.0
(1)	Excludes commissions

Since the first quarter of 2011, the Company's Board of Directors has authorized $6.1 billion in share repurchases under the common stock share repurchase program. As of the end of the third quarter of 2020, the Company has repurchased, in aggregate, $4.7 billion of its outstanding common stock, at an average price of $90.07 per share, excluding commissions and related fees.

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In addition to shares repurchased under the Company’s common stock share repurchase program described above, the Company classified shares withheld from the settlement of the Company’s restricted stock unit and performance share awards to cover tax withholding requirements as common stock held in treasury in the accompanying condensed consolidated balance sheets as of October 3, 2020 and December 31, 2019.

Quarterly Dividend

In March 2020, as a proactive measure in response to the COVID-19 pandemic, the Company suspended its quarterly cash dividend. Prior to the suspension, the Company’s Board of Directors declared a cash dividend of $0.77 per share of common stock in the first quarter of 2020 and quarterly cash dividends of $0.75 per share of common stock in the first nine months of 2019. Dividends declared and paid are shown below (in millions):

	Nine Months Ended
	October 3, 2020	September 28, 2019
Dividends declared	$46.8	$140.3
Dividends paid	52.0	141.1

Dividends payable on common shares to be distributed under the Company’s stock-based compensation program will be paid when such common shares are distributed.

Redeemable Noncontrolling Interest

In accordance with GAAP, the Company records redeemable noncontrolling interests at the greater of (1) the initial carrying amount adjusted for the noncontrolling interest holder’s share of total comprehensive income or loss and dividends ("noncontrolling interest carrying value") or (2) the redemption value as of and based on conditions existing as of the reporting date. Required redeemable noncontrolling interest adjustments are recorded as an increase to redeemable noncontrolling interests, with an offsetting adjustment to retained earnings. The redeemable noncontrolling interest is classified in mezzanine equity in the accompanying condensed consolidated balance sheets as of October 3, 2020 and December 31, 2019.

In the second quarter of 2020, the noncontrolling interest holder in Shanghai Lear STEC Automotive Parts Co., Ltd. exercised its option requiring the Company to purchase its 45% redeemable noncontrolling interest for RMB 626.0 million ($92.2 million at October 3, 2020) plus undistributed retained earnings of RMB 175.5 million ($25.8 million at October 3, 2020). The transaction is subject to regulatory approval and is expected to close in the fourth quarter of 2020. Approximately 50% of the purchase price and undistributed retained earnings is expected to be paid at closing, with remaining amounts paid in 2021.

For further information related to the redeemable noncontrolling interest adjustment, see Note 14, "Net Income (Loss) Per Share Attributable to Lear," herein, as well as Note 5, "Investments in Affiliates and Other Related Party Transactions," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

(16) Legal and Other Contingencies

As of October 3, 2020 and December 31, 2019, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $16.3 million and $14.0 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.

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

A summary of the changes in reserves for product liability and warranty claims for the nine months ended October 3, 2020, is shown below (in millions):

Balance at January 1, 2020	$32.0
Expense, net (including changes in estimates)	20.1
Settlements	(7.0)
Foreign currency translation and other	(0.4)
Balance at October 3, 2020	$44.7

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

As of October 3, 2020 and December 31, 2019, the Company had recorded environmental reserves of $8.8 million and $9.3 million, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended October 3, 2020
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$3,691.6	$1,208.5	$-	$4,900.1
Segment earnings(1)	250.7	86.0	(57.9)	278.8
Depreciation and amortization	87.8	44.8	3.7	136.3
Capital expenditures	48.8	40.2	1.1	90.1
Total assets	7,574.2	3,232.4	2,088.1	12,894.7

	Three Months Ended September 28, 2019
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$3,715.0	$1,110.0	$-	$4,825.0
Segment earnings(1)	281.5	74.3	(55.1)	300.7
Depreciation and amortization	82.1	42.5	3.9	128.5
Capital expenditures	86.0	59.8	5.0	150.8
Total assets	7,575.3	3,078.8	2,099.2	12,753.3

	Nine Months Ended October 3, 2020
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$8,813.1	$2,989.2	$-	$11,802.3
Segment earnings(1)	320.4	5.0	(167.5)	157.9
Depreciation and amortization	255.1	130.5	11.5	397.1
Capital expenditures	162.0	119.0	4.3	285.3

	Nine Months Ended September 28, 2019
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$11,468.1	$3,524.6	$-	$14,992.7
Segment earnings(1)	817.0	287.3	(186.2)	918.1
Depreciation and amortization	248.4	120.2	11.8	380.4
Capital expenditures	246.2	151.4	12.5	410.1
(1)	See definition above

For the three months ended October 3, 2020, segment earnings include restructuring charges of $33.6 million, $5.0 million and $0.3 million in the Seating and E-Systems segments and in the other category, respectively. For the nine months ended October 3, 2020, segment earnings include restructuring charges of $59.3 million, $46.2 million and $0.9 million in the Seating and E-Systems segments and in the other category, respectively. The Company expects to incur approximately $23 million and $7 million of additional restructuring costs in the Seating and E-Systems segments, respectively, related to activities initiated as of October 3, 2020, and expects that the components of such costs will be consistent with its historical experience.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

For further information, see Note 3, "Restructuring."

A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Segment earnings	$278.8	$300.7	$157.9	$918.1
Interest expense	26.5	24.0	78.1	69.4
Other expense, net	17.1	9.7	54.4	27.9
Consolidated income before provision for income taxes and equity in net income of affiliates	$235.2	$267.0	$25.4	$820.8

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

The estimated fair value, as well as the carrying value, of the Company's debt instruments are shown below (in millions):

	October 3, 2020	December 31, 2019
Estimated aggregate fair value (1)	$2,454.4	$2,384.6
Aggregate carrying value (1) (2)	2,325.0	2,334.4
(1)	Includes Term Loan Facility and Notes (excludes "other" debt)
(2)	Excludes the impact of unamortized debt issuance costs and unamortized original issue premium (discount)

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

A reconciliation of cash, cash equivalents and restricted cash reported on the accompanying condensed consolidated balance sheets to cash, cash equivalents and restricted cash reported on the accompanying condensed consolidated statements of cash flows is shown below (in millions):

	October 3, 2020	September 28, 2019
Balance sheet - cash and cash equivalents	$1,250.4	$1,300.9
Restricted cash included in other current assets	5.1	15.6
Restricted cash included in other long-term assets	2.7	6.8
Statement of cash flows - cash, cash equivalents and restricted cash	$1,258.2	$1,323.3

Accounts Receivable

On January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, "Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," using a modified retrospective approach. The standard amends several aspects of the measurement of credit losses related to certain financial instruments, including the replacement of the existing incurred credit loss model and other models with the current expected credit losses ("CECL") model. The cumulative effect of adoption resulted in an increase of $0.8 million in the allowance for credit loss and a corresponding decrease in retained earnings as of January 1, 2020.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company’s allowance for credit losses on financial assets measured at amortized cost, primarily accounts receivable, reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. The Company also considers geographic and segment specific risk factors in the development of expected credit losses. As of October 3, 2020 and December 31, 2019, accounts receivable are reflected net of reserves of $34.4 million and $36.0 million, respectively. Changes in expected credit losses were not significant in the first nine months of 2020.

Accounts Receivable Factoring

During the second quarter of 2020, the Company entered into an uncommitted factoring arrangement which provides for aggregate purchases of specified customer accounts in North America. The factoring arrangement results in true sales of the factored receivables, which are excluded from amounts reported in the consolidated balance sheets when the receivables are factored in accordance with ASC 860, "Transfers and Servicing." There were no receivables factored during the second or third quarters of 2020. The Company cannot provide any assurances that the factoring arrangement will be available or utilized in the future.

Marketable Equity Securities

Marketable equity securities, which the Company accounts for under the fair value option, are included in the accompanying condensed consolidated balance sheets as shown below (in millions):

	October 3, 2020	December 31, 2019
Current assets	$8.9	$17.1
Other long-term assets	41.9	42.1
	$50.8	$59.2

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

Equity Securities Without Readily Determinable Fair Values

As of October 3, 2020 and December 31, 2019, investments in equity securities without readily determinable fair values of $15.2 million are included in other long-term assets in the accompanying condensed consolidated balance sheets. Such investments are valued at cost, less any impairment, and adjusted for changes resulting from observable, orderly transactions for identical or similar securities.

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

Foreign Exchange

The Company uses forwards, swaps and other derivative contracts to reduce the effects of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce exposure to fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, various European currencies, the Thai baht, the Philippine peso, the Japanese yen and the Chinese renminbi.

Foreign currency derivative contracts not designated as hedging instruments consist principally of hedges of cash transactions, intercompany loans and certain other balance sheet exposures.

Net Investment Hedges

The Company uses cross-currency interest rate swaps, which are designated as net investment hedges of the foreign currency rate exposure of its investment in certain Euro-denominated subsidiaries. In the first nine months of 2020, interest expense in the accompanying consolidated statement of comprehensive income (loss) was offset by $4.9 million related to contra interest expense on these net investment hedges.

Balance Sheet Classification

The notional amount, estimated aggregate fair value and related balance sheet classification of the Company's foreign currency derivative contracts and net investment hedges are shown below (in millions, except for maturities):

	October 3, 2020	December 31, 2019
Fair value of foreign currency contracts designated as cash flow hedges:
Other current assets	$15.0	$44.0
Other long-term assets	5.8	7.3
Other current liabilities	(21.6)	(4.5)
Other long-term liabilities	(3.7)	(0.2)
	(4.5)	46.6
Notional amount	$1,225.4	$1,465.8
Outstanding maturities in months, not to exceed	24	24
Fair value of derivatives designated as net investment hedges:
Other long-term liabilities	$(7.9)	$(4.4)
Notional amount	$300.0	$300.0
Outstanding maturities in months, not to exceed	48	57
Fair value of foreign currency contracts not designated as hedging instruments:
Other current assets	$7.2	$6.9
Other current liabilities	(5.9)	(3.2)
	1.3	3.7
Notional amount	$1,728.6	$697.0
Outstanding maturities in months, not to exceed	15	12
Total fair value	$(11.1)	$45.9
Total notional amount	$3,254.0	$2,462.8

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Accumulated Other Comprehensive Loss — Derivative Instruments and Hedging

Pretax amounts related to foreign currency, net investment hedge and interest rate swap contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign currency contracts	$21.1	$(5.0)	$(60.3)	$37.4
Net investment hedge contracts	(13.9)	1.7	(3.5)	1.7
Interest rate swap contracts	-	-	-	(9.5)
	7.2	(3.3)	(63.8)	29.6
(Gains) losses reclassified from accumulated other comprehensive loss to:
Net sales	(0.2)	1.3	(0.7)	2.3
Cost of sales	3.5	(12.6)	10.0	(35.5)
Interest expense	0.6	0.6	1.8	0.9
Other expense, net	0.1	-	(0.1)	-
	4.0	(10.7)	11.0	(32.3)
Comprehensive income (loss)	$11.2	$(14.0)	$(52.8)	$(2.7)

As of October 3, 2020 and December 31, 2019, pretax net gains (losses) of ($33.4) million and $19.4 million, respectively, related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss.

During the next twelve month period, net losses expected to be reclassified into earnings are shown below (in millions):

Net losses related to:
Foreign currency contracts	$6.6
Interest rate swap contracts	2.4
Total	$9.0

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Items Measured at Fair Value on a Recurring Basis

Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of October 3, 2020 and December 31, 2019, are shown below (in millions):

	October 3, 2020
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$(3.2)	Market/ Income	$-	$(3.2)	$-
Net investment hedges	Recurring	$(7.9)	Market/ Income	$-	$(7.9)	$-
Marketable equity securities	Recurring	$50.8	Market	$50.8	$-	$-

	December 31, 2019
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$50.3	Market/ Income	$-	$50.3	$-
Net investment hedges	Recurring	$(4.4)	Market/ Income	$-	$(4.4)	$-
Marketable equity securities	Recurring	$59.2	Market	$59.2	$-	$-

The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. If an estimate of the credit spread is required, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of October 3, 2020 and December 31, 2019, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy in the first nine months of 2020.

In the third quarter of 2020, the Company revalued certain pension benefit plan assets in conjunction with a settlement (Note 10, "Pension and Other Postretirement Benefit Plans"). As of October 3, 2020, the fair value of these assets was $274.4 million, of which $60.3 million is classified within Level 1 of the fair value hierarchy, $184.2 million is classified within Level 2 of the fair value hierarchy and $29.9 million is valued at net asset value.

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

As of October 3, 2020, there were no additional significant assets or liabilities measured at fair value on a non-recurring basis.

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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Disclosure Requirements for Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14, "Compensation — Retirement Benefits — Defined Benefit Plans — General (Subtopic 715-20): Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans," which provides minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. This standard is effective for fiscal years ending after December 15, 2020, and early adoption is permitted. The adoption of this standard is not expected to have a significant impact on the Company's financial statements.

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

LEAR CORPORATION

COVID-19 Pandemic

Industry overview

Unprecedented industry disruptions related to the COVID-19 pandemic impacted operations in every region of the world. Global automotive industry production volumes in the first nine months of 2020, as compared to the first nine months of 2019, are shown below (in millions of units):

	Nine Months Ended
	October 3, 2020 (1)	September 28, 2019 (1) (2)	% Change
North America	9.2	12.5	(26)%
Europe and Africa	11.5	16.4	(30)%
Asia	26.4	32.5	(19)%
South America	1.4	2.4	(41)%
Other	1.0	1.1	(8)%
Global light vehicle production	49.4	64.9	(24)%
(1)	Production data based on IHS Automotive
(2)	Production data for 2019 has been updated to reflect actual production levels

Our operations in China were impacted first, with most plants in the country closed for several weeks during the first quarter. At the end of the first quarter, all of our facilities in China were operating and capacity utilization was increasing. Beginning in mid-March, our operations in Europe, North America, South America and Asia (outside of China) were impacted, with virtually all of our plants closed at the end of the first quarter and closures continuing throughout April and, in most cases, a portion of May. Although manufacturing resumed gradually, most of our plants in our major markets were operating at pre-COVID-19 levels at the end of the second quarter and throughout the third quarter. We experienced significant inefficiencies and incremental costs related to the COVID-19 pandemic in the first half of the year, which diminished toward the end of the second quarter. In the third quarter, we experienced less significant but ongoing costs related to personal protective equipment, employee transportation and higher labor costs reflecting an increase in absenteeism.

Although industry production has returned to pre-COVID-19 levels, partially due to our customers' need to replenish inventory levels, it is likely that, for a period of time, the global automotive industry will experience lower demand for new vehicles as a result of the global economic slowdown caused by the COVID-19 pandemic, as new vehicle sales are typically correlated with positive consumer confidence and low unemployment. We are also continuing to monitor our supply base, as well as related production constraints imposed by various governments, to minimize the impact on our manufacturing operations. Further, a resurgence of the virus with corresponding shelter-in-place orders impacting industry production later in 2020 or in 2021 could also impact our financial results.

Our percentage of consolidated net sales by region in the first nine months of 2020 and 2019 is shown below:

	Nine Months Ended
	October 3, 2020	September 28, 2019
North America	40%	38%
Europe and Africa	36%	40%
Asia	21%	19%
South America	3%	3%
Total	100%	100%

Liquidity actions

In response to the COVID-19 pandemic, we took a number of proactive steps to preserve cash and maximize our financial flexibility, including the reduction of discretionary spending, the implementation of salary reductions and deferrals, the reduction of capital expenditures, the aggressive management of working capital and the suspension of share repurchases and quarterly dividends. We are also continuing to seek opportunities offered under government incentive programs throughout the world. In March 2020, we borrowed $1.0 billion under our revolving credit facility, which was repaid in full in September 2020. With $1.25 billion of cash on hand at the end of the third quarter, $1.75 billion of availability under our revolving credit facility and no near-term debt maturities, we believe that we are well positioned to withstand the continuing effects of the COVID-19 pandemic.

LEAR CORPORATION

Employee protection

Our top priority is to ensure the health and safety of our employees. We have restricted business travel, established protocols for visitors entering our facilities, enhanced disinfection and cleaning procedures at our facilities and promoted social distancing. We have created a Safe Work Playbook, which provides a standardized approach for each of our facilities to create a consistent and safe work environment and offers insights into navigating operational challenges related to the COVID-19 pandemic. The playbook is publicly available and includes health and safety information related to plant operating protocols; employee education, training and feedback; facility assessments; and phased reopening of engineering and administrative centers. All of our facilities and offices are open, and our employees are efficiently working within the new safety protocols.

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

In March 2020, as a proactive measure in response to the COVID-19 pandemic, we borrowed $1.0 billion under the Revolving Credit Facility, which was repaid in full in September 2020, resulting in availability of $1.75 billion.

For further information, see "— Liquidity and Capital Resources — Capitalization — Credit Agreement" below and Note 8, "Debt," to the condensed consolidated financial statements included in this Report.

Operational Restructuring

In the first nine months of 2020, we incurred pretax restructuring costs of $119 million and related manufacturing inefficiency charges of approximately $4 million, as compared to pretax restructuring costs of $123 million and related manufacturing inefficiency charges of approximately $5 million in the first nine months of 2019. None of the individual restructuring actions initiated during the first nine months of 2020 were material. Our restructuring actions include plant closures and workforce reductions and are initiated to maintain our competitive footprint or are in response to customer initiatives or changes in global and regional automotive markets. Our restructuring actions are designed to maintain or improve our future operating results and profitability throughout the automotive industry cycles. Restructuring actions are generally funded within twelve months of initiation and are funded by cash flows from operating activities and existing cash balances. There have been no changes in previously initiated restructuring actions that have resulted (or will result) in a material change to our restructuring costs. We expect to incur approximately $30 million of additional restructuring costs related to activities initiated as of October 3, 2020, all of which are expected to be incurred by the end of 2021. We plan to implement additional restructuring actions in response to the COVID-19 pandemic in order to align our manufacturing capacity and other costs with prevailing regional automotive production levels. Such future restructuring actions are dependent on market conditions, customer actions and other factors.

LEAR CORPORATION

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

Other Matters

In the three months ended October 3, 2020, we recognized tax benefits of $10 million related to the release of a valuation allowance on deferred tax assets and $5 million related to an increase in our research and development tax credits resulting from the completion of a research and development tax credit study, partially offset by net tax expense of $10 million related to restructuring charges and various other items. In the nine months ended October 3, 2020, we recognized tax benefits of $21 million related to a loss on the extinguishment of debt, restructuring charges and various other items and $5 million related to an increase in our research and development tax credits resulting from the completion of a research and development tax credit study, partially offset by net tax expense of $12 million related to a net increase in valuation allowances on deferred tax assets.

In the three and nine months ended September 28, 2019, we recognized a gain of $4 million related to the deconsolidation of an affiliate.

In the three and nine months ended September 28, 2019, we recognized tax benefits of $29 million related to an increase in our research and development tax credits for the years 2013 through 2018. In the three months ended September 28, 2019 we also recognized net tax benefits of $9 million related to restructuring and various other items. In the nine months ended September 28, 2019, we also recognized tax benefits of $18 million related to changes in the tax status of certain affiliates, $3 million related to share-based compensation and $36 million related to restructuring and various other items, partially offset by tax expense of $10 million related to the establishment of a valuation allowance on deferred tax assets of a foreign subsidiary.

As discussed above, our results for the three and nine months ended October 3, 2020 and September 28, 2019, reflect the following items (in millions):

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Costs related to restructuring actions, including manufacturing inefficiencies of $1 million and $4 million, respectively, in the three and nine months ended October 3, 2020, and $2 million and $5 million, respectively, in the three and nine months ended September 28, 2019	$50	$33	$123	$128
Acquisition and other related costs	-	-	-	2
Litigation	-	-	-	1
Loss on extinguishment of debt	-	-	21	11
Gain related to affiliate	-	(4)	-	(6)
Tax benefit, net	(5)	(38)	(14)	(75)
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

LEAR CORPORATION

RESULTS OF OPERATIONS

A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three Months Ended				Nine Months Ended
	October 3, 2020		September 28, 2019		October 3, 2020		September 28, 2019
Net sales
Seating	$3,691.6	75.3%	$3,715.0	77.0%	$8,813.1	74.7%	$11,468.1	76.5%
E-Systems	1,208.5	24.7	1,110.0	23.0	2,989.2	25.3	3,524.6	23.5
Net sales	4,900.1	100.0	4,825.0	100.0	11,802.3	100.0	14,992.7	100.0
Cost of sales	4,457.3	91.0	4,365.7	90.5	11,152.7	94.5	13,582.0	90.6
Gross profit	442.8	9.0	459.3	9.5	649.6	5.5	1,410.7	9.4
Selling, general and administrative expenses	147.7	3.0	141.9	2.9	442.3	3.7	447.3	3.0
Amortization of intangible assets	16.3	0.3	16.7	0.3	49.4	0.4	45.3	0.3
Interest expense	26.5	0.5	24.0	0.5	78.1	0.7	69.4	0.4
Other expense, net	17.1	0.3	9.7	0.2	54.4	0.5	27.9	0.2
Provision for income taxes	44.6	0.9	33.5	0.7	30.1	0.2	149.9	1.0
Equity in net income of affiliates	(6.5)	(0.1)	(5.1)	(0.1)	(15.9)	(0.1)	(15.8)	(0.1)
Net income attributable to noncontrolling interests	22.7	0.5	22.7	0.5	54.3	0.5	59.1	0.4
Net income (loss) attributable to Lear	$174.4	3.6%	$215.9	4.5%	$(43.1)	(0.4)%	$627.6	4.2%

Three Months Ended October 3, 2020 vs. Three Months Ended September 28, 2019

Net sales in the third quarter of 2020 were $4.9 billion, as compared to $4.8 billion in the third quarter of 2019, an increase of $75 million or 2%. The impact of new business globally increased net sales by $293 million. This increase was largely offset by lower production volumes on Lear platforms, primarily in Europe, which reduced net sales by $210 million.

(in millions)	Cost of Sales
Third quarter 2019	$4,365.7
Material cost	18.8
Labor and other	64.6
Depreciation	8.2
Third quarter 2020	$4,457.3

Cost of sales in the third quarter of 2020 was $4.5 billion, as compared to $4.4 billion in the third quarter of 2019. The impact of new business globally was offset by lower production volumes on Lear platforms, primarily in Europe.

Gross profit and gross margin were $443 million and 9.0% of net sales, respectively, in the third quarter of 2020, as compared to $459 million and 9.5% of net sales, respectively, in the third quarter of 2019. Lower production volumes on Lear platforms and costs related to the COVID-19 pandemic, offset by the impact of new business, reduced gross profit by $35 million. Favorable operating performance, including the benefit of operational restructuring actions, was partially offset by the impact of selling price reductions. These factors had a corresponding impact on gross margin.

Selling, general and administrative expenses, including engineering and development expenses, were $148 million in the third quarter of 2020, as compared to $142 million in the third quarter of 2019. As a percentage of net sales, selling, general and administrative expenses were 3.0% in the third quarter of 2020, as compared to 2.9% in the third quarter of 2019.

Amortization of intangible assets was $16 million in the third quarter of 2020, as compared to $17 million in the third quarter of 2019.

Interest expense was $27 million in the third quarter of 2020, as compared to $24 million in the third quarter of 2019.

Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, losses on the extinguishment of debt, gains and losses on the disposal of fixed assets, gains and losses on the consolidation and deconsolidation of affiliates, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was $17 million in the third quarter of 2020, as compared to $10 million in the third quarter of 2019. In the third quarter of 2020, we recognized a pension settlement loss of $10 million. In the third quarter of 2019, we recognized a gain of $4 million related to the deconsolidation of an affiliate.

LEAR CORPORATION

In the third quarter of 2020, the provision for income taxes was $45 million, representing an effective tax rate of 19.0% on pretax income before equity in net income of affiliates of $235 million. In the third quarter of 2019, the provision for income taxes was $34 million, representing an effective tax rate of 12.5% on pretax income before equity in net income of affiliates of $267 million, for the reasons described below.

In the third quarters of 2020 and 2019, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In the third quarter of 2020, we recognized tax benefits of $10 million related to the release of a valuation allowance on deferred tax assets and $5 million related to an increase in our research and development tax credits resulting from the completion of a research and development tax credit study, partially offset by net tax expense of $10 million related to restructuring charges and various other items. In the third quarter of 2019, we recognized tax benefits of $29 million related to an increase in our research and development tax credits for the years 2013 through 2018 and net tax benefits of $9 million related to restructuring and various other items. In addition, we recognized a gain of $4 million related to the deconsolidation of an affiliate, for which no tax expense was provided. Excluding these items, the effective tax rate for the third quarters of 2020 and 2019 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.

In the third quarters of 2020 and 2019, we measured our tax expense based on the estimated annual effective rate. For further information, see Note 13, "Income Taxes," to the condensed consolidated financial statements included in this Report.

Equity in net income of affiliates was $7 million in the third quarter of 2020, as compared to $5 million in the third quarter of 2019.

Net income attributable to Lear was $174 million, or $2.89 per diluted share, in the third quarter of 2020, as compared to $216 million, or $3.58 per diluted share, in the third quarter of 2019. Net income and diluted net income per share decreased for the reasons described above. In addition, diluted net income per share was impacted by the decrease in average shares outstanding between periods.

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

Seating

A summary of the financial measures for our Seating segment is shown below (dollar amounts in millions):

	Three Months Ended
	October 3, 2020	September 28, 2019
Net sales	$3,691.6	$3,715.0
Segment earnings (1)	250.7	281.5
Margin	6.8%	7.6%
(1)	See definition above

Seating net sales were $3.7 billion in the third quarters of 2020 and 2019, reflecting a decrease of $23 million or 1%. Lower production volumes on Lear platforms negatively impacted net sales by $189 million. This decrease was largely offset by the impact of new business, which increased net sales by $180 million.

Segment earnings, including restructuring costs, and the related margin on net sales were $251 million and 6.8% in the third quarter of 2020, as compared to $282 million and 7.6% in the third quarter of 2019. Lower production volumes on Lear platforms and costs

LEAR CORPORATION

related to the COVID-19 pandemic, offset by the impact of new business, reduced segment earnings by $36 million. Favorable operating performance, including the benefit of operational restructuring actions, was partially offset by the impact of selling price reductions. Segment earnings were also negatively impacted by higher restructuring costs.

E-Systems

A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Three Months Ended
	October 3, 2020	September 28, 2019
Net sales	$1,208.5	$1,110.0
Segment earnings(1)	86.0	74.3
Margin	7.1%	6.7%
(1)	See definition above

E-Systems net sales were $1.2 billion in the third quarter of 2020, as compared to $1.1 billion in the third quarter of 2019, an increase of $99 million or 9%. The impact of new business increased net sales by $113 million. This increase was partially offset by lower production volumes on Lear platforms, which reduced net sales by $21 million.

Segment earnings, including restructuring costs, and the related margin on net sales were $86 million and 7.1% in the third quarter of 2020, as compared to $74 million and 6.7% in the third quarter of 2019. The impact of new business was offset by lower production volumes on Lear platforms and costs related to the COVID-19 pandemic. Improved operating performance and lower restructuring costs was partially offset by the impact of selling price reductions.

Other

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three Months Ended
	October 3, 2020	September 28, 2019
Net sales	$-	$-
Segment earnings (1)	(57.9)	(55.1)
Margin	N/A	N/A
(1)	See definition above

Segment earnings related to our other category were ($58) million in the third quarter of 2020, as compared to ($55) million in the third quarter of 2019.

Nine Months Ended October 3, 2020 vs. Nine Months Ended September 28, 2019

Net sales for the nine months ended October 3, 2020 were $11.8 billion, as compared to $15.0 billion for the nine months ended September 28, 2019, a decrease of $3.2 billion or 21%. Lower production volumes on Lear platforms globally, largely due to the COVID-19 pandemic, negatively impacted net sales by more than $3.2 billion.

(in millions)	Cost of Sales
First nine months of 2019	$13,582.0
Material cost	(2,151.2)
Labor and other	(291.1)
Depreciation	13.0
First nine months of 2020	$11,152.7

Cost of sales in the first nine months of 2020 were $11.2 billion, as compared to $13.6 billion in the first nine months of 2019. Lower production volumes on Lear platforms globally, largely due to the COVID-19 pandemic, reduced cost of sales by more than $2.5 billion.

Gross profit and gross margin were $650 million and 5.5% of net sales, respectively, for the nine months ended October 3, 2020, as compared to $1.4 billion and 9.4% of net sales, respectively, for the nine months ended September 28, 2019. Lower production volumes on Lear platforms globally, largely due to the COVID-19 pandemic, and costs related to the COVID-19 pandemic negatively impacted gross profit by $786 million. Favorable operating performance, including the benefit of operational restructuring actions, and lower restructuring costs was offset by the impact of selling price reductions. These factors had a corresponding impact on gross margin.

LEAR CORPORATION

Selling, general and administrative expenses, including engineering and development expenses, were $442 million in the first nine months of 2020, as compared to $447 million in the first nine months of 2019. As a percentage of net sales, selling, general and administrative expenses were 3.7% in the first nine months of 2020, as compared to 3.0% in the first nine months of 2019, reflecting the significant decrease in net sales in 2020.

Amortization of intangible assets was $49 million in the first nine months of 2020, as compared to $45 million in the first nine months of 2019.

Interest expense was $78 million in the first nine months of 2020, as compared to $69 million in the first nine months of 2019.

Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, losses on the extinguishment of debt, gains and losses on the disposal of fixed assets, gains and losses on the consolidation and deconsolidation of affiliates, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was $54 million for the nine months ended October 3, 2020, as compared to $28 million for the nine months ended September 28, 2019. In the first nine months of 2020, we recognized a loss of $21 million related to the extinguishment of debt and a pension settlement loss of $10 million. In the first nine months of 2019, we recognized a loss of $11 million related to the extinguishment of debt and a gain of $4 million related to the deconsolidation of an affiliate.

For the nine months ended October 3, 2020, the provision for income taxes was $30 million, representing an effective tax rate of 118.5% on pretax income before equity in net income of affiliates of $25 million. For the nine months ended September 28, 2019, the provision for income taxes was $150 million, representing an effective tax rate of 18.3% on pretax income before equity in net income of affiliates of $821 million. In the first nine months of 2020, pretax income before equity in net income of affiliates was significantly lower than in the first nine months of 2019, primarily due to the COVID-19 pandemic, and as a result, relatively small changes in the provision for income taxes in 2020 can cause disproportionate changes in the effective tax rate as compared to 2019. The higher effective tax rate in the first nine months of 2020, as compared to the first nine months of 2019, was also due to the net discrete tax expense and lower tax benefit on our restructuring charges and various other items in 2020.

In the first nine months of 2020 and 2019, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In the first nine months of 2020, we recognized tax benefits of $21 million related to a loss on the extinguishment of debt, restructuring charges and various other items and $5 million related to an increase in our research and development tax credits resulting from the completion of a research and development tax credit study, partially offset by net tax expense of $12 million related to a net increase in valuation allowances on deferred tax assets. In the first nine months of 2019, we recognized tax benefits of $29 million related to an increase in our research and development tax credits for the years 2013 through 2018, $18 million related to changes in the tax status of certain affiliates, $3 million related to share-based compensation and $36 million related to restructuring and various other items, partially offset by tax expense of $10 million related to the establishment of a valuation allowance on deferred tax assets of a foreign subsidiary. In addition, we recognized a gain of $4 million related to the deconsolidation of an affiliate, for which no tax expense was provided.

In the first nine months of 2020 and 2019, we measured our tax expense based on the estimated annual effective rate. For further information, see Note 13, "Income Taxes," to the condensed consolidated financial statements included in this Report.

Equity in net income of affiliates was $16 million in the first nine months of 2020 and 2019.

Net income (loss) attributable to Lear was ($43) million, or ($0.72) per diluted share, for the nine months ended October 3, 2020, as compared to $628 million, or $10.23 per diluted share, for the nine months ended September 28, 2019. Net income (loss) and diluted net income (loss) per share decreased for the reasons described above. In addition, diluted net income (loss) per share was impacted by the decrease in average shares outstanding between periods.

Reportable Operating Segments

We have two reportable operating segments: Seating and E-Systems. For a description of our reportable operating segments, see "Executive Overview" and "Three Months Ended October 3, 2020 vs. Three Months Ended September 28, 2019 — Reportable Operating Segments" above.

Seating

A summary of the financial measures for our Seating segment is shown below (dollar amounts in millions):

	Nine Months Ended
	October 3, 2020	September 28, 2019
Net sales	$8,813.1	$11,468.1
Segment earnings (1)	320.4	817.0
Margin	3.6%	7.1%
(1)	See definition above

LEAR CORPORATION

Seating net sales were $8.8 billion for the nine months ended October 3, 2020, as compared to $11.5 billion for the nine months ended September 28, 2019, a decrease of $2.7 billion or 23%. Lower production volumes on Lear platforms globally, largely due to the COVID-19 pandemic, negatively impacted net sales by nearly $2.7 billion.

Segment earnings, including restructuring costs, and the related margin on net sales were $320 million and 3.6% for the nine months ended October 3, 2020, as compared to $817 million and 7.1% for the nine months ended September 28, 2019. Lower production volumes on Lear platforms globally, largely due to the COVID-19 pandemic, and costs related to the COVID-19 pandemic negatively impacted segment earnings by $587 million. Favorable operating performance, including the benefit of operational restructuring actions, was partially offset by the impact of selling price reductions. Segment earnings were also favorably impacted by lower restructuring costs.

E-Systems

A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Nine Months Ended
	October 3, 2020	September 28, 2019
Net sales	$2,989.2	$3,524.6
Segment earnings (1)	5.0	287.3
Margin	0.2%	8.2%
(1)	See definition above

E-Systems net sales were $3.0 billion for the nine months ended October 3, 2020, as compared to $3.5 billion for the nine months ended September 28, 2019, a decrease of $535 million or 15%. Lower production volumes on Lear platforms globally, largely due to the COVID-19 pandemic, negatively impacted net sales by more than $600 million.

Segment earnings, including restructuring costs, and the related margin on net sales were $5 million and 0.2% for the nine months ended October 3, 2020, as compared to $287 million and 8.2% for the nine months ended September 28, 2019. Lower production volumes on Lear platforms globally, largely due to the COVID-19 pandemic, and costs related to the COVID-19 pandemic negatively impacted segment earnings by $224 million. Improved operating performance was more than offset by the impact of selling price reductions and, to a lesser extent, higher restructuring costs.

Other

A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Nine Months Ended
	October 3, 2020	September 28, 2019
Net sales	$-	$-
Segment earnings(1)	(167.5)	(186.2)
Margin	N/A	N/A
(1)	See definition above

Segment earnings related to our other category were ($168) million in the first nine months of 2020, as compared to ($186) million in the first nine months of 2019, primarily reflecting lower compensation-related costs in 2020.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, operational restructuring actions and debt service requirements. Our principal sources of liquidity are cash flows from operating activities, borrowings under available credit facilities and our existing cash balance.

Adequacy of Liquidity Sources

As of October 3, 2020, we had $1.25 billion of cash and cash equivalents on hand and $1.75 billion in available borrowing capacity under our Revolving Credit Facility. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs for the foreseeable future and to satisfy ordinary course business obligations.

In response to the COVID-19 pandemic, we took a number of proactive steps to preserve cash and maximize our financial flexibility in order to efficiently manage through the COVID-19 pandemic, including:

•	Aggressively reducing operating costs, capital expenditures and working capital, including reducing discretionary spending

LEAR CORPORATION

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

As of October 3, 2020 and December 31, 2019, cash and cash equivalents of $788 million and $895 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans and the payment of dividends, without creating additional income tax expense. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear.

For further information related to potential dividends from our non-U.S. subsidiaries, see Note 8, "Income Taxes," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Cash Flows

A summary of net cash provided by operating activities is shown below (in millions):

	Nine Months Ended
	October 3, 2020	September 28, 2019	Increase (Decrease) in Operating Cash Flow
Consolidated net income and depreciation and amortization	$408	$1,067	$(659)
Net change in working capital items:
Accounts receivable	(417)	(513)	96
Inventory	(14)	(124)	110
Accounts payable	124	209	(85)
Accrued liabilities and other	169	266	(97)
Net change in working capital items	(138)	(162)	24
Other	(8)	(106)	98
Net cash provided by operating activities	$262	$799	$(537)

In the first nine months of 2020 and 2019, net cash provided by operating activities was $262 million and $799 million, respectively. The overall decrease in operating cash flows of $537 million was primarily due to lower earnings in 2020.

Net cash used in investing activities was $297 million in the first nine months of 2020, as compared to $739 million in the first nine months of 2019. In the first nine months of 2019, we paid $322 million for the acquisition of Xevo. Capital spending was $285 million in the first nine months of 2020, as compared to $410 million in the first nine months of 2019. Capital spending is estimated to be approximately $425 million in 2020, which reflects a delay in certain program launches and a reduction in discretionary spending in response to the COVID-19 pandemic.

Net cash used in financing activities was $212 million in the first nine months of 2020, as compared to $237 million in the first nine months of 2019. In the first quarter of 2020, we borrowed $1.0 billion under the Revolving Credit Facility as a proactive measure in response to the COVID-19 pandemic, which was repaid in full in the third quarter of 2020. In 2020, we received net proceeds of $669 million related to the issuance of the 2030 and additional 2049 Notes and paid $6 million of related issuance costs and $667 million related to the redemption of the outstanding 2025 Notes. Also in 2020, we paid $70 million for repurchases of our common stock, $52 million of dividends to Lear stockholders and $46 million of dividends to noncontrolling interest holders. In 2019, we received net proceeds of $693 million related to the issuance of the 2029 and 2049 Notes and paid $6 million of related issuance costs and $334

LEAR CORPORATION

million related to the redemption of the outstanding 2024 Notes. Also in 2019, we paid $360 million for repurchases of our common stock, $141 million of dividends to Lear stockholders and $34 million of dividends to noncontrolling interest holders.

Capitalization

From time to time, we utilize uncommitted credit facilities to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries, in addition to cash provided by operating activities. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors. As of October 3, 2020 and December 31, 2019, our short-term borrowings outstanding were $4 million and $19 million, respectively.

Senior Notes

As of October 3, 2020, our senior notes (collectively, the "Notes") consisted of the amounts shown below (in millions, except stated coupon rates):

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

The indentures governing the Notes contain certain investment-grade style restrictive covenants and customary events of default. As of October 3, 2020, we were in compliance with all covenants under the indentures governing the Notes.

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

In March 2020, as a proactive measure in response to the COVID-19 pandemic, we borrowed $1.0 billion under the Revolving Credit Facility, which was repaid in full in September 2020.

LEAR CORPORATION

As of October 3, 2020 and December 31, 2019, there were $225 million and $234 million of borrowings outstanding under the Term Loan Facility, respectively. During the first nine months of 2020, we made required principal payments of $9 million under the Term Loan Facility.

The Credit Agreement contains various financial and other covenants that require us to maintain a minimum leverage coverage ratio. As of October 3, 2020, we were in compliance with all covenants under the Credit Agreement. Although we expect to maintain compliance with all covenants, the impact of the COVID-19 pandemic may negatively affect our ability to comply with certain of these covenants. In the event that we are unable to maintain compliance with such covenants, we expect to obtain an amendment or waiver from our lenders, refinance the indebtedness subject to the covenants or take other mitigating actions prior to a potential breach.

For further information related to the Credit Agreement, including information on pricing, covenants and events of default, see Note 8, "Debt," to the condensed consolidated financial statements included in this Report and Note 6, "Debt," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Accounts Receivable Factoring

During the second quarter of 2020, we entered into an uncommitted factoring arrangement which provides for aggregate purchases of specified customer accounts in North America. The factoring arrangement results in true sales of the factored receivables, which are excluded from amounts reported in the consolidated balance sheets when the receivables are factored in accordance with ASC 860, "Transfers and Servicing." There were no receivables factored during the first nine months of 2020. We cannot provide any assurances that the factoring arrangement will be available or utilized in the future.

Common Stock Share Repurchase Program

In March 2020, as a proactive measure in response to the COVID-19 pandemic, we suspended share repurchases under our share repurchase program. Share repurchases prior to the suspension are shown below (in millions except for shares and per share amounts):

Nine Months Ended				As of
October 3, 2020				October 3, 2020
Aggregate Repurchases	Cash paid for Repurchases	Number of Shares	Average Price per Share(1)	Remaining Purchase Authorization
$70	$70	641,149	$109.22	$1,430
(1)	Excludes commissions

Since the first quarter of 2011, our Board of Directors has authorized $6.1 billion in share repurchases under our common stock share repurchase program. As of the end of the third quarter of 2020, we have repurchased, in aggregate, $4.7 billion of our outstanding common stock, at an average price of $90.07 per share, excluding commissions and related fees.

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

LEAR CORPORATION

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

A summary of the notional amount and estimated aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

	October 3, 2020	December 31, 2019
Notional amount (contract maturities < 24 months)	$2,954	$2,163
Fair value	(3)	50

Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Chinese renminbi, the Thai baht, the Japanese yen, the Honduran lempira and the Brazilian real. A sensitivity analysis of our net transactional exposure is shown below (in millions):

		Potential Earnings Benefit (Adverse Earnings Impact)
	Hypothetical Strengthening % (1)	October 3, 2020	December 31, 2019
U.S. dollar	10%	$26	$(16)
Euro	10%	(4)	19
(1)	Relative to all other currencies to which it is exposed for a twelve-month period

A sensitivity analysis related to the aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

		Estimated Change in Fair Value
	Hypothetical Change % (2)	October 3, 2020	December 31, 2019
U.S. dollar	10%	$63	$50
Euro	10%	62	69
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

LEAR CORPORATION

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

OTHER MATTERS

Legal and Environmental Matters

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of October 3, 2020, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $16 million. In addition, as of October 3, 2020, we had recorded reserves for product liability claims and environmental matters of $45 million and $9 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2019. For a more complete description of our outstanding material legal proceedings, see Note 16, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.

Significant Accounting Policies and Critical Accounting Estimates

Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates," and Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first nine months of 2020, with the exception of credit losses. See Note 18, "Financial Instruments — Accounts Receivable," to the condensed consolidated financial statements included in this Report.

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
•

other risks described in Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented and updated by Part II — Item 1A, "Risk Factors,” in this Report, and our other Securities and Exchange Commission ("SEC") filings.

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

(b)	Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended October 3, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Unprecedented industry disruptions related to the COVID-19 pandemic impacted operations in every region of the world. Our operations in China were impacted first, with most plants in the country closed for several weeks during the first quarter of 2020, resulting in significant decreases in vehicle production. Beginning in mid-March 2020, our operations in Europe, North America, South America and Asia (outside of China) were impacted, with virtually all of our plants closed at the end of the first quarter and closures continuing throughout April and, in most cases, a portion of May. As described in more detail under "Our substantial international operations make us vulnerable to risks associated with doing business in foreign countries" in Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2019, our substantial international operations make us vulnerable to risks associated with doing business in foreign countries.

While all of our global manufacturing plants have resumed production, we may experience unexpected delays or obstacles, such as higher employee absenteeism, supply chain disruptions or government mandates, that may hamper our ability to fully resume operations. Further, we may not be able to operate at optimal levels of efficiency given new work rules and procedures that will need to be implemented to protect our employees. The suspension of production at our manufacturing facilities, or difficulties or inefficiencies in resuming production, would likely adversely impact our future results of operations, financial condition and liquidity, and that impact may be material.

LEAR CORPORATION

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

As shown below, there were no shares of our common stock repurchased during the quarter ended October 3, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
July 5, 2020 through August 1, 2020	-	-	-	$1,430.0
August 2, 2020 through August 29, 2020	-	-	-	1,430.0
August 30, 2020 through October 3, 2020	-	-	-	1,430.0
Total	-	-	-	$1,430.0

LEAR CORPORATION

ITEM 6 — EXHIBITS

Exhibit Index

	Exhibit Number	Exhibit Name
*	31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
*	31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
*	32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	101.INS	XBRL Instance Document
***	101.SCH	XBRL Taxonomy Extension Schema Document.
***	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
***	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
***	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
***	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
**	104	Cover Page Interactive Data File

*	Filed herewith.
**	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
***	Submitted electronically with the Report.

LEAR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated:	October 30, 2020	By:	/s/ Raymond E. Scott
Raymond E. Scott
President and Chief Executive Officer

		By:	/s/ Jason M. Cardew
Jason M. Cardew
Senior Vice President and Chief Financial Officer