Form 10-K
period 2020-12-31
LEAR CORP
filed 2021-02-10
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 4, 2020, the aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant was $6,453,113,027. The closing price of the common stock on July 2, 2020, as reported on the New York Stock Exchange, was $107.88 per share.
As of February 8, 2021, the number of shares outstanding of the registrant’s common stock was 60,115,014 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant’s Notice of Annual Meeting of Stockholders and Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Stockholders to be held in May 2021, as described in the Cross Reference Sheet and Table of Contents included herewith, are incorporated by reference into Part III of this Report.

LEAR CORPORATION AND SUBSIDIARIES
CROSS REFERENCE SHEET AND TABLE OF CONTENTS

________________________
(1)Certain information is incorporated by reference, as indicated below, to the registrant’s Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Stockholders to be held in May 2021 (the "Proxy Statement").
(2)A portion of the information required is incorporated by reference to the Proxy Statement sections entitled "Election of Directors" and "Directors and Corporate Governance."
(3)Incorporated by reference to the Proxy Statement sections entitled "Directors and Corporate Governance — Director Compensation," "Compensation Discussion and Analysis," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report."
(4)A portion of the information required is incorporated by reference to the Proxy Statement section entitled "Directors and Corporate Governance — Security Ownership of Certain Beneficial Owners, Directors and Management."
(5)Incorporated by reference to the Proxy Statement sections entitled "Certain Relationships and Related Party Transactions" and "Directors and Corporate Governance — Independence of Directors."
(6)Incorporated by reference to the Proxy Statement section entitled "Fees of Independent Accountants."

PART I
ITEM 1 – BUSINESS
In this Annual Report on Form 10-K (this "Report"), when we use the terms the "Company," "Lear," "we," "us" and "our," unless otherwise indicated or the context otherwise requires, we are referring to Lear Corporation and its consolidated subsidiaries. A substantial portion of the Company’s operations are conducted through subsidiaries controlled by Lear Corporation. The Company is also a party to various joint venture arrangements. Certain disclosures included in this Report constitute forward-looking statements that are subject to risks and uncertainties. See Item 1A, "Risk Factors," and Part II — Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements."
BUSINESS OF THE COMPANY
General
Lear Corporation is a leading Tier 1 vertically integrated supplier to the global automotive industry. We supply seating, electrical distribution and connection systems, electronic systems, and software and connected services, to all of the world's major automotive manufacturers. At Lear, we are Making every drive betterTM by providing technology for safer, smarter and more comfortable journeys, while adhering to our values — Be Inclusive. Be Inventive. Get Results the Right Way.
We have 251 manufacturing, engineering and administrative locations in 38 countries. We continue to grow our business in all automotive producing regions of the world, both organically and through complementary acquisitions. We continue to restructure our manufacturing footprint to optimize our cost structure with 68% of our manufacturing facilities and 86% of our employees located in low cost countries.
Built on a foundation and strong culture of innovation, operational excellence and engineering and program management capabilities, we use our product, design and technological expertise, global reach and competitive manufacturing footprint to achieve the following financial goals and objectives:
•Continue to deliver profitable growth, balancing risks and returns;
•Invest in innovation to drive business growth and profitability;
•Maintain a strong balance sheet with investment grade credit metrics; and
•Consistently return excess cash to our stockholders.
Our business is organized under two reporting segments: Seating and E-Systems. Each of these segments has a varied product and technology range across a number of component categories:
•Seating — Our Seating segment consists of the design, development, engineering and manufacture of complete seat systems, seat subsystems and key seat components. Our capabilities in operations and supply chain management enable synchronized (just-in-time) assembly and delivery of high volumes of complex complete seat systems to our customers.
Included in our complete seat system and subsystem solutions are advanced comfort, wellness, safety and sound offerings, as well as configurable seating product technologies, all of which are compatible with traditional internal combustion engine ("ICE") architectures and the full range of hybrid, plug-in hybrid and battery electric architectures. Our advanced comfort, wellness, safety and sound offerings are facilitated by our system, component and integration capabilities, together with our in-house electronics, sensor, software and algorithm competencies. As the most vertically integrated global seat supplier, our key seat component product offerings include seat trim covers, surface materials such as leather and fabric, seat mechanisms, seat foam and headrests.
•E-Systems — Our E-Systems segment consists of the design, development, engineering and manufacture of complete electrical distribution and connection systems, electronic systems, and software and connected services. The unique combination of these capabilities enables us to provide our customers with customizable solutions with optimized designs at a competitive cost.
Electrical distribution and connection systems utilize low voltage, high voltage, high speed data cables and flat wiring to connect networks and electrical signals and manage electrical power within the vehicle for all types of powertrains – from traditional ICE architectures to the full range of hybrid, plug-in hybrid and battery electric architectures. Key components in our electrical distribution portfolio include wire harnesses, terminals and connectors, and engineered components for both ICE and electrified vehicle architectures that require management of higher voltage and power.

Electronic systems facilitate signal, data and power management within the vehicle and include the associated software required to facilitate these functions. Key components in our electronic systems portfolio include body domain control modules and products specific to electrification and connectivity trends. Electrification products include on-board battery chargers, power conversion modules, high voltage battery management systems and high voltage power distribution systems. Connectivity products include gateway modules and communication modules to manage both wired and wireless networks and data in vehicles. In addition to electronic modules, we offer software that includes cybersecurity, advanced vehicle positioning for automated and autonomous driving applications and full capabilities in both dedicated short-range communication and cellular protocols for vehicle connectivity.
Our software and connected services offerings include embedded control software and cloud and mobile device-based software and services. Our customers traditionally have sourced our electronic hardware together with the software that we embed in it, but such software may also be sourced by our customers independently of the hardware. Our connected services software solutions include award-winning Xevo Market, an in-vehicle commerce and service platform that connects customers with their favorite brands and services by delivering highly-contextual sales offers through vehicle touch screens and vehicle-branded mobile applications.
We serve all of the world's major automotive manufacturers across both our Seating and E-Systems businesses, and we have automotive content on more than 400 vehicle nameplates worldwide. It is common to have both seating and electrical content on the same and multiple vehicle platforms with a single customer. Further, with the seat becoming a more dynamic and integrated system requiring increased levels of electrical and electronic integration, the combined capabilities of our Seating and E-Systems businesses are a competitive advantage.
Our businesses benefit globally from leveraging common operating standards and disciplines, including world-class product development and manufacturing processes, as well as common customer support and regional infrastructures, all of which contribute to our reputation for operational excellence. Our core capabilities are shared across component categories and include high-precision manufacturing and assembly with short lead times, management of complex supply chains, global engineering and program management skills, the agility to establish and/or transfer production between facilities quickly and a unique customer-focused culture. Our businesses utilize proprietary, industry-specific processes and standards, leverage common low-cost engineering centers and share centralized operating support functions, such as logistics, supply chain management, quality and health and safety, as well as all major administrative functions.
We are focused on profitably growing our businesses and have implemented a strategy designed to deliver industry-leading, long-term financial returns. This strategy includes disciplined investment in our business to grow and enhance our product offerings, strategically focusing our portfolio on products and technologies to support emerging trends, such as autonomy, connectivity, electrification and shared mobility, and leveraging an industry-leading cost structure to expand our operating margins.
Responsible and sustainable environmental, social and governance ("ESG") principles and practices are integrated into our strategy and operations. Our ESG strategy and initiatives are developed by a cross-functional team of senior subject matter experts, reviewed and approved by senior management and overseen by the Nominating and Corporate Governance Committee of our Board of Directors. We are continuously working to embed ESG into our key business processes, including corporate strategy, enterprise risk management and product and process development and innovation. Our ESG efforts demonstrate how we live our core value of Get Results the Right Way, and in 2020, we reinforced this commitment by becoming a signatory of the United Nations Global Compact.
From an environmental standpoint, our global operations drive the efficient use of energy to reduce greenhouse gas emissions, the prevention of pollution and safe and sustainable production processes. During 2020, we published ambitious carbon reduction goals that we intend to achieve by 2030, including 100% usage of renewable energy and a 50% reduction in carbon emissions at our manufacturing facilities, as well as an aspiration to be carbon neutral by 2050.
We are innovating, developing and manufacturing products that contribute to a more sustainable economy and future mobility. These range from "green" products such as SoyFoamTM, a substitute for certain petroleum-based products, and seat coverings made from recycled ocean plastics, to on-board battery chargers, battery management systems, high voltage wiring, and terminals and connectors that facilitate hybrid and electric vehicles. Additionally, our intelligent and reconfigurable seats and electronic modules and software offerings enhance connectivity and support the trend of shared mobility.
We believe the best way to deliver the highest quality products and services is to maintain a work environment that prioritizes safety and fosters collaboration, inclusion, tolerance and respect for our 175,000 employees around the world. Our key human capital management resource initiatives are set forth in "— Human Capital Management" below.
We are especially proud of our employee volunteer efforts to support our global communities, such as the educational campaign, "Focus on the Drive," to increase awareness and decrease the incidence of distracted driving. Through our Operation GIVE campaign, more than $1 million in employee contributions benefited local programs focused on economic well-being, education and the environment in 2020. During 2020, we also reinforced our commitment to human rights, publishing a Human Rights Policy that clearly defines how we approach, govern and defend the dignity of people throughout our operations, our global supply chain and the communities in which we operate.
Our governance activities help ensure that our business and operations are conducted in compliance with all applicable laws as well as Lear’s policies and procedures, particularly our Code of Business Conduct and Ethics, which addresses conflicts of interest, bribery and corruption, political contributions and information technology security, among other things. Our Board of Directors, and its Audit and Nominating and Corporate Governance Committees, oversee our compliance and governance activities. Our expectations related to conducting business in a sustainable and ethical manner extend to our supply base. Suppliers must meet the requirements of our Supplier Sustainability Policy and Supplier Code of Conduct. We monitor their compliance both internally and through the use of a third party.
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
We have subsequently augmented our internal growth plans with selective acquisitions and investments to expand our component capabilities and global footprint, as well as expand our technology portfolio:
•In May 2012, we acquired Guilford Mills, a leading supplier of automotive seat and interior fabric, for approximately $243 million.
•In January 2015, we acquired Everett Smith Group, Ltd., the parent company of Eagle Ottawa, LLC ("Eagle Ottawa"), the world's leading provider of leather for the automotive industry, for approximately $844 million.
•In August 2015, we acquired intellectual property and technology from Autonet Mobile, a developer of wireless communication software and devices for automotive applications.
•In November 2015, we acquired Arada Systems Inc., an automotive technology company that specializes in vehicle-to-vehicle ("V2V") and vehicle-to-infrastructure ("V2I" and together with V2V, "V2X") communications.
•In April 2017, we acquired Grupo Antolin's automotive seating business for approximately $292 million.
•In January 2018, we acquired Israel-based EXO Technologies, a leading developer of differentiated GPS technology providing high-accuracy positioning solutions for autonomous and connected vehicle applications.
•In January 2019, we launched Lear Innovation Ventures ("LIV") to supplement our internal innovation efforts. LIV provides us with a framework to invest in advanced development teams, partnerships and early stage technologies by working with venture capital firms, accelerators and incubators, as well as by providing direct capital to start-ups and internal innovation initiatives.
•In April 2019, we acquired Xevo Inc. ("Xevo"), a Seattle-based, global leader in connected car software, for approximately $322 million. Xevo is a supplier of software solutions for the cloud, vehicles and mobile devices that are deployed in millions of vehicles worldwide.

Industry and Strategy
We supply all vehicle segments of the automotive light vehicle original equipment market in every major automotive producing region in the world. Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle. Global automotive industry production volumes declined 6% in 2019 and another 17% in 2020 to 72.6 million units, largely due to the COVID-19 pandemic.
Details on light vehicle production in certain key regions for 2020 and 2019 are provided below. Our actual results are impacted by the specific mix of products within each market, as well as other factors described in Item 1A, "Risk Factors."

(In thousands of units)	2020 (1)	2019 (1) (2)	% Change
North America	13,027.3	16,314.4	(20%)
Europe and Africa	16,873.9	21,703.8	(22%)
Asia	39,257.7	44,651.8	(12%)
South America	2,163.5	3,128.5	(31%)
Other	1,323.5	1,417.0	(7%)
Total	72,645.9	87,215.5	(17%)
(1)Production data based on IHS Markit.
(2)Production data for 2019 has been updated from our 2019 Annual Report on Form 10-K to reflect actual production levels.
Details on light vehicle production in certain emerging markets for 2020 and 2019 are provided below.

(In thousands of units)	2020 (1)	2019 (1) (2)	% Change
China	21,899.5	23,133.2	(5%)
India	3,199.3	4,166.5	(23%)
Brazil	1,904.7	2,803.8	(32%)
Russia	1,324.7	1,597.7	(17%)
(1)Production data based on IHS Markit.
(2)Production data for 2019 has been updated from our 2019 Annual Report on Form 10-K to reflect actual production levels.
Details on our sales in certain key regions for 2020 and 2019 are provided below.

(In millions)	2020	2019	% Change
North America	$6,630.5	$7,365.5	(10%)
Europe and Africa	6,240.3	7,785.5	(20%)
Asia	3,655.3	3,968.3	(8%)
South America	519.4	691.0	(25%)
Total	$17,045.5	$19,810.3	(14%)

China (consolidated)	$2,592.7	$2,579.7	1%
China (non-consolidated)	1,210.2	1,166.6	4%
Key trends affecting our business include electrification, connectivity and autonomy. In addition, our business is affected by the consolidation of automotive manufacturers, as well as new non-traditional entrants to the automotive industry, the collaboration of automotive manufacturers on commonized vehicle platforms, increasing demand for luxury and performance features, including increasing levels of electrical and electronic content, and China’s emergence as the largest automotive market in the world. In particular, we believe that we have a significant opportunity for growth in China with both global and domestic automotive manufacturers.
Another key trend benefiting our business is the shift toward crossover and sport utility vehicles. Our content on such vehicles, especially those for which our Seating segment supplies products, can be significantly higher than our average content per vehicle. Crossover and sport utility vehicle production has grown to approximately 40% of total vehicle production in 2020, up from 27% of total vehicle production five years ago. China has been a major driver of this trend, where crossover and sport utility vehicle production now comprises approximately 43% of total vehicle production, up from 28% of total vehicle production five years ago.

Our strategy addresses these trends and the major imperatives for success as an automotive supplier: quality, service, cost and efficiency, and innovation and technology. We have expanded key component and software capabilities through organic investment and acquisitions to ensure a full complement of the best solutions for our customers. We have restructured, and continue to align, our manufacturing and engineering footprint to attain a leading competitive cost position globally. We have established or expanded activities in new and growing markets, especially China, in support of our customers’ growth initiatives and in pursuit of opportunities with new customers. These initiatives have helped us achieve our financial goals overall, as well as a more balanced regional, customer and vehicle segment diversification in our business.
In addition, we believe that demand for energy efficiency and reduced carbon emissions, as well as the demand for enhanced communications and safety, are driving the technology trends of electrification, connectivity and autonomy. We are focused on those trends which provide us with significant business opportunities where we have competitive differentiation and innovative technology. While both of our businesses are powertrain agnostic, we are well positioned to capitalize on the following technology trends, each of which is likely to be at the forefront of our industry for the foreseeable future in light of the long-term convergence toward electric, connected and autonomous vehicles:
•Electrification – Demand for more energy efficient vehicles is increasing, both from automotive manufacturers to meet stricter fuel economy and emissions standards and from a growing segment of end consumers who wish to reduce the carbon impact of automobiles. This requires further use of electronically controlled and assisted powertrains and related components to improve fuel efficiency, the adoption of alternative energy powertrains, such as 48-volt mild hybrid, full hybrid, plug-in hybrid and pure battery electric, that facilitate electrification of the vehicle, and the use of lighter weight materials throughout the vehicle.
•Connectivity – Customer and consumer demands for continuous communication and information exchange with the vehicle are increasing. What began with consumer demand to extend and integrate mobile connectivity into the vehicle by connecting mobile devices with vehicle infotainment systems is evolving such that the vehicle has an embedded, direct line of wireless communication connecting it with various networks (e.g., cellular, infrastructure, satellite, etc.) and other vehicles. We expect these trends to continue, making the vehicle a constantly connected device, receiving and transmitting data through a variety of signals which communicate directly with on-board vehicle systems, and facilitating delivery of content and services for consumers and automotive manufacturers.
•Autonomy/Advanced Driver Assistance – Customer and consumer demands are evolving from safety features and systems that protect vehicle occupants when a crash occurs to advanced driver assistance systems that help prevent crashes by assisting in the vehicle’s operation under certain conditions. The development of automated intervention uses many of the same core technologies that will enable vehicles to drive autonomously under an increasing variety of driving conditions.
•Shared Mobility – As vehicle utilization increases and ride-sharing becomes more relevant, customer and consumer demands for more services, enhanced personalization and an improved mobility experience are also increasing.
Regulation is also a major influence on these trends, as government mandates (e.g., for vehicles to meet minimum fuel economy and emissions standards or be equipped with certain safety-related components) are driving vehicle design and technology plans.
We are well positioned with respect to these trends as we design and manufacture products across our entire E-Systems portfolio that are aligned with the trends toward electrification, connectivity, autonomy and shared mobility. Our product lines offer growth opportunities that are aligned with these trends but are ultimately dependent on global vehicle production volumes.
Furthermore, our seats are an active part of the occupant experience and the vehicle safety system. As a result of our innovative product design and technology capabilities, we are able to provide seats with enhanced safety features, such as the active head restraint and seat mechanisms that withstand collision impact in excess of what is demanded by regulatory agencies. We have developed products and materials to reduce cost and enhance seat design and packaging flexibility, including our mini recliners and micro adjust tracks. Additionally, we have focused our innovation efforts on the configurability of seat positioning, which provides consumers with advanced seating features and functionality and has resulted in the development of our ConfigurE+TM configurable seat system. Another way in which we are well positioned to benefit from this trend-related growth is our belief that the seat system will become increasingly more sophisticated, dynamic and connected to both the occupants and the vehicle. The seat is the logical focal point for monitoring the driver and passengers and for facilitating feedback between the vehicle and the occupants.
We believe that the convergence of these technology trends and eventual proliferation of autonomous vehicles will benefit both our Seating and E-Systems segments. We believe that autonomous vehicles will have seat designs and requirements that are far more flexible and demanding in both autonomous and piloted driving states. Further, more active monitoring of the driver and the driver’s position and physical state will be required to manage the transitions between autonomous and piloted driving conditions. A demand for mobility services and on-demand transportation from providers such as Uber, Lyft and Didi (in China)

is helping to drive interest and growth in these technology trends, particularly fully autonomous vehicles. The increasing prevalence of mobility services will potentially create a new segment of autonomous vehicle fleet customers with unique vehicle technology and design needs, including more flexible, durable and connected seating solutions for a wide range of passengers. Not only will autonomous vehicles need to be fully connected and networked to maximize their safety and efficiency, their power consumption will be significantly higher to support the array of sensors and processing power required to operate such vehicles. This will allow us to take further advantage of our ability to design and offer efficient power management solutions. INTUTM Seating and ConfigurE+TM in our Seating segment and our capabilities in connectivity, including gateway modules, and the features and functions facilitated by Xevo market in our E-Systems segment are well-aligned with the trend toward autonomous vehicles.
Seating Segment
Lear is a recognized global leader in complete automotive seat systems, realizing a 23% global market share in 2020. Additionally, Lear is a recognized leader in key individual seat components. The Seating segment consists of the design, development, engineering, just-in-time assembly and delivery of complete seat systems, as well as the design, development, engineering and manufacture of all major seat components, including seat covers and surface materials such as leather and fabric, seat mechanisms, seat foam and headrests. Our extensive system level knowledge and component level capabilities, including internal development of sensor and control algorithms, have provided a solid foundation for innovation and commercialization of advanced comfort, wellness and convenience features. We believe that we have the most complete set of component offerings of any automotive seating supplier and are a leader in every automotive producing market in the world. Further, our INTUTM Seating and ConfigurE+TM offerings, in addition to our light weight and more environmentally friendly products, are well-aligned with the trends toward electrification, connectivity and autonomy. Overall, our global manufacturing and engineering expertise, low-cost footprint, complete component capabilities, quality leadership and strong customer relationships provide us with a solid platform for both organic and inorganic growth opportunities to reach our target global market share of 28% in complete automotive seat systems.
We produce seat systems that are fully assembled and ready for installation in automobiles and light trucks. Seat systems are generally designed and engineered for specific vehicle models or platforms. We develop seat systems and components for all vehicle segments from compact cars to pick-up trucks and full-size sport utility vehicles. We are the world leader in luxury and performance automotive seating, providing craftsmanship, elegance in design, use of innovative materials and industry-leading technology required by premium brands, including Alfa Romeo, Audi, BMW, Cadillac, Ferrari, Jaguar Land Rover, Lamborghini, Lincoln, Maserati, Mercedes-Benz and Porsche.
We are continuing to execute our strategy of selective vertical integration of key seat components to enhance growth, improve quality, increase profitability and support our current market position in just-in-time seat assembly. In this regard, our capabilities in seat mechanisms include complete development and manufacturing capabilities in key locations to supply every major automotive producing region in the world. In addition, we have developed standardized seat mechanisms that can be used across multiple vehicle programs to minimize investment costs. We believe that our low-cost manufacturing footprint in seat mechanisms and our precision engineered seat mechanism expertise are competitive advantages.
We have continued to grow our seat cover operations in low-cost markets, including precision cutting, assembly, sewing and lamination. We are also continuing to develop our fabric business (originally secured through our acquisition of Guilford Performance Textiles), and our acquisition of Eagle Ottawa has afforded us an industry-leading market share in automotive leather globally. Our capabilities in leather design, development and manufacturing allow us to deliver the most luxurious, durable and performance-tested leathers to our customers. On a global basis, we can provide a full range of seat cover capabilities, including design and surface coating solutions, as well as unique leather and fabric applications. We believe that the combination of these capabilities in seating surface materials differentiates us and provides us with a competitive advantage facilitating our leadership position in the industry.
We are committed to sustainability and reducing the environmental footprint of our products, operations and supply chain to meet current needs without compromising future generations. With a diverse team, we work to improve the sustainability of our operations through identification and reduction of generated waste, reuse of materials whenever possible and recycling. Our sustainability efforts leverage available technology to substitute certain petroleum-based products with "green" products such as SoyFoamTM and to manufacture a range of fabrics that contain recycled, renewable or recyclable yarns that reduce our environmental impact. For example, we manufacture fabric with recycled content, such as recycled polyester derived from post-consumer waste, through grinding and re–extruding processes. Ocean Waste yarns are sourced from plastic ocean garbage that collects in fishing nets. After segregation, PET plastic bottles and other plastic waste are recycled into a high-quality polymer, which is used to produce 100% recycled polyester yarn for fabric production.

Advanced Seating Craftsmanship and Innovation
We believe that our broad portfolio of capabilities, including advanced design and material integration skills, is a differentiating competitive advantage for us. Our team of experts at our Center for Craftsmanship in Southfield, Michigan has developed a portfolio of product technologies that deliver differentiated design, craftsmanship and comfort, as well as sustainable products. Through this dedicated studio, we are leveraging our unique position to be an industry leader in differentiated design and facilitating customer interactions with designers and engineers working collaboratively to create innovative solutions early in the design process. The breadth of our portfolio and depth of our design expertise allow us to have early involvement in the automotive manufacturer’s design process and the opportunity to better integrate all seating components to provide differentiated design comfort, quality and overall value for the end consumer. We believe that our unmatched component capabilities, design know-how, global manufacturing presence and our portfolio of enabling and sustainable technologies uniquely position us to bring innovative designs into production with the highest level of craftsmanship.
We believe that we are the only fully integrated seating supplier with global capabilities in critical seat components, together with global electronics (including software) design, integration and manufacturing expertise. To maintain our competitive advantage, we continue to drive advanced seating innovations through a combination of comprehensive product capabilities aligned with industry mega trends and early customer engagement. The result is a broad portfolio of innovative, sustainable solutions enabling our intelligent seating offerings for today and tomorrow. Examples of our advanced technology offerings can be found in our Intelligent Seating (INTUTM Seating) systems and Configurable Seating Architecture (ConfigurE+TM) products.
Intelligent Seating (INTUTM Seating)
The seat offers a direct connection between the driver, passengers and vehicle systems. Our development of INTUTM technologies provides the driver and passengers with intelligent, intuitive seat system options that offer enhanced wellness, safety, comfort and sound performance. Our extensive knowledge in consumer ergonomics and comfort, in combination with our electronics’ capabilities, facilitated the development of our INTUTM seat features, which are capable of being programmed to identify certain key occupant inputs and automatically adjust the appropriate seat parameters to provide consumers with a better, highly personalized, in-vehicle experience. Our suite of INTUTM technologies includes comfort, wellness, sound and safety.
Our INTUTM Comfort features were developed to improve comfort throughout long drives. Derived from our research, INTUTM Comfort deploys proprietary technology and in-house developed analytical processes to identify the optimal seat position for the occupant given certain conditions. For example, on extended trips, the lumbar support is continuously adjusted for optimal comfort, and seat bolsters automatically adjust during sharp curves to provide the driver with optimal support. The latest addition to the INTUTM Comfort features is our INTUTM Thermal Comfort system. We have developed and driven efficiencies into individual seat components and full system integration to outperform existing systems. Continued advancements in our INTUTM Thermal Comfort system are targeted to optimize the overall thermal performance of the vehicle interior, which may reduce vehicle energy consumption of both ICE and electric vehicles.
Configurable Seating Architecture (ConfigurE+TM)
The ability to provide flexible seat positioning while offering consumers advanced seating features and functions is now achievable through our ConfigurE+TM configurable seating architecture. Winner of a PACE Award (Automotive News annual award for innovation in the automotive industry), ConfigurE+TM with its configurable powered rail system enables selective seat positioning and/or removal for virtually limitless configurations while maintaining the functionality of the seat’s electronic features. By providing power without a wire harness, seats can be easily removed, and vehicle cabins can be quickly customized for traditional passenger or conference configurations, cargo, etc. providing flexibility for personal, autonomous, ride-share and public transportation needs. Further, the potential market for ConfigurE+TM includes commercial trucks, as well as light vehicles.
Other Core Capabilities
With capabilities unmatched by any seat supplier in the industry, we consistently produce world-class seat systems to exceed the expectations of every type of driver and passenger. Our designs incorporate intelligent features, and our patented modular sub-assemblies with embedded technologies transform the seating market.
We maintain state-of-the-art testing, instrumentation and data analysis capabilities. We possess in-house, industry-leading seat validation test centers featuring crashworthiness, durability and full acoustic and sound quality testing capabilities. Together with computer-controlled data acquisition and analysis capabilities, these centers provide precisely controlled laboratory conditions for sophisticated testing of parts, materials and systems. In addition, we incorporate many convenience, comfort and safety features into our designs, including advanced whiplash prevention concepts, integrated restraint seat systems and side impact airbags. We also invest in our computer-aided engineering design and computer-aided manufacturing systems.

We have developed products and materials to improve comfort and ease of adjustment, promote customization and styling flexibility, increase durability and reliability, enhance safety, expand the usage of environmentally friendly materials and reduce cost and weight.
Our core capabilities extend into key seat components as well, including:
•Leather and Fabric – We deliver the most luxurious, durable and performance-tested leathers to more automotive brands globally than any other automotive leather supplier, while ensuring sustainable and responsible sourcing practices. Our premium leathers are designed for seamless integration with our industry leading secondary operations, exceeding customer expectations for quality and service. Our Eagle Ottawa premium leather group has developed and launched a new technology that allows for the creation of highly customizable designs with new levels of definition and pillowing, improving the comfort and style of the seat while retaining the air flow necessary for ventilated seats. This technology has already been launched in Europe with additional program awards to launch in North America in 2021. Additionally, our proprietary anti-soiling performance leather finishing technology, Ansolé™, improves durability and protects against staining and fading.
Our Guilford Premium Suede is a market-driven unique product positioned to compete with premium non-woven materials by providing a light weight, cost effective solution with improved functionality. Guilford Premium Suede is a luxury, premium material which is versatile and suitable for various interior applications, providing increased elongation and improved moldability for manufacturing processes. Our branded Texstyle surface material coatings and treatment technologies enhance cleanability by releasing and repelling stains; prevent the growth of bacteria and mildew through the addition of antimicrobial treatments, including silver ion technologies; protect fabric against water and oil-based stains; minimize soiling of light colors; and are anti-static and anti-dusting.
•Seat Mechanisms – We supply world-class front-row and rear seat systems, recliners, tracks, latches and other products in a scalable modular family. Our seat architectures are a core component of our industry-leading vertical integration capabilities around the world. Smaller, low-weight and low-noise materials deliver high performance, safety and functionality.
Our high-speed smart fold technology is a regulated folding adjustment mechanism that delivers premium convenience while maintaining leading safety and comfort benefits. Our mini recliners and micro adjust tracks are seat mechanisms, which provide precision movement and facilitate interior packaging space flexibility. Our ECO Structures utilize an innovative hub and spoke concept offering economic solutions for developing markets.
•Foam and Comfort – Self-blended, custom foam formulations are at the heart of our seats. Our highly engineered low-profile foam, low-emission foam and our first-to-market, U.S.-sourced SoyFoam™ are break-through innovations in comfort, safety and sustainability.
Manufacturing Leadership
Our continued focus on expanding our expertise and capabilities in materials, logistics and manufacturing is a key enabler in providing our customers with world-class seat system products. Our unique proprietary processes and employee engagement initiatives will continue to provide us with a competitive advantage.
We pioneered just-in-time ("JIT") seat assembly. Typically located adjacent to or near our customers’ manufacturing and assembly sites, our JIT facilities deliver finished products matching our customers’ exact build specifications for a particular day, shift and sequence. Our expertise in logistics and lean manufacturing processes enable us to meet our customers’ delivery requirements while maintaining inventories at optimum levels.
Believed to be the world’s most vertically integrated manufacturer of complete seat systems, we utilize the latest industry innovations and automated technologies to facilitate our continuous improvement efforts. Moreover, we have continued to expand our employee engagement initiatives achieving global scalability, successfully driving cultural advances. Our initiatives have resulted in increased first-time quality, decreased absenteeism, material cost reductions and decreased average build times per vehicle.
Customers
The top five customers of our Seating segment are: General Motors, Daimler, Stellantis (reflective of the 2021 merger of PSA and Fiat Chrysler), Volkswagen and Ford.

Competition
Based on independent market studies and management estimates, we believe that we hold the #2 position in seat systems assembly globally on the basis of revenue with strong positions in all major markets. We are a leading supplier of various components produced for complete seat systems.
Our primary competitors in this segment globally are Adient, plc, Faurecia S.A., Magna International Inc., Toyota Boshoku Corporation and TS Tech Co., Ltd., which have varying market presence depending on the region, country or automotive manufacturer. Peugeot S.A., Toyota Motor Corporation and Honda Motor Co. Ltd. hold equity ownership positions in Faurecia S.A., Toyota Boshoku Corporation and TS Tech Co., Ltd., respectively. Other automotive manufacturers maintain a presence in the seat systems market through wholly owned subsidiaries or in-house operations. In seat components, we compete with the seat systems suppliers identified above, as well as certain suppliers that specialize in particular components.
For additional factors that may impact our Seating segment’s business, financial condition, operating results and/or cash flows, see Item 1A, "Risk Factors."
E-Systems Segment
The E-Systems segment consists of the design, development, engineering and manufacture of complete electrical distribution and connection systems, electronic systems, and software and connected services for light vehicles globally. We are a leader in signal distribution and power management within the vehicle for all types of powertrains – from traditional ICE architectures to the full range of hybrid, plug-in hybrid and battery electric architectures. We have connectivity hardware and software capabilities, including cybersecurity expertise, that facilitate secure, wireless communication between the vehicle’s electrical and electronic architecture and external networks, as well as mobile devices and other vehicles. We also offer software and services for the cloud, vehicles and mobile devices that enable consumer e-commerce, multi-media applications and enterprise services among other new and emerging applications.
As the only automotive supplier with both electrical distribution and electronic capabilities for all vehicle architectures, we have a competitive advantage as we are able to offer our customers customized solutions optimized to provide complete architecture benefits. Our component designs contemplate the complete architecture performance, creating superior value for our customers and providing us with a competitive advantage. Our investments in electrification over the past twelve years are providing us with a significant growth opportunity with respect to this trend. Further, electrified vehicle architectures represent a significant content per vehicle expansion opportunity for us, with two to three times the potential content per vehicle opportunity of traditional ICE architectures.
Electrical Distribution and Connection Systems
Electrical distribution and connection systems route networks and electrical signals and manage electrical power within the vehicle for all types of powertrains, including traditional ICE architectures and the full range of hybrid, plug-in hybrid and battery electric architectures, supporting the current industry trend toward electrification. Key components in the electrical distribution and connection system include wire harnesses, terminals and connectors, and engineered components for both ICE and electrified vehicle architectures that require management of higher voltage and power.
Wire harness assemblies are a collection of wiring, terminals and connectors, and engineered components that link all of the various electrical and electronic devices within the vehicle to each other and/or to a power source. Our wire harnesses provide low voltage (12 volts / 48 volts) and high voltage (60 volts – 800 volts) power distribution. Low voltage wire harnesses are used on all light duty vehicles, and high voltage wire harnesses are used on hybrid, plug-in hybrid and battery electric vehicles. Wire harness assemblies are a collection of individual circuits fabricated from raw and insulated wire, which is automatically cut to length and terminated during the manufacturing process. Individual circuits are assembled together, inserted into connectors and wrapped or taped to form wire harness assemblies. The assembly process is labor intensive, and as a result, production is generally performed in low-cost labor sites in Mexico, Honduras, Brazil, Eastern Europe, Africa, China and the Philippines.
Connection systems include conductive metal components and connector housings that join wire harness assemblies together at their respective end points or connect devices to wire harness assemblies. Connection systems can vary significantly in size and complexity depending on the amount of power or data being transferred and the number of connections being made at any particular point in the electrical distribution system. Terminals and connectors support both low voltage (12 volts / 48 volts) and high voltage (60 volts – 800 volts). Low voltage terminals and connectors are applicable on all light duty vehicles, and high voltage terminals and connectors are applicable on hybrid, plug-in hybrid and battery electric vehicles. Our terminals and connectors are produced by highly automated processes including stamping, injection molding, and automated assembly processes. Our terminals and connectors are currently manufactured in Germany, Eastern Europe, China and the United States. Key material inputs to our terminals and connectors business include metals, such as copper and aluminum, and various resins.

Engineered components consist of molded components included as part of a wire harness or electronic assembly that perform specific engineered functions such as protection, routing, sealing or covering to ensure that the wire harness or electronic assembly properly performs its function. Engineered components are applicable on all vehicle architectures and are produced using molding processes. Our engineered components are currently manufactured in Germany, Czech Republic, the United States and China. Key material inputs to our engineered components are various resins.
Electronic Systems
In our E-Systems segment, we also design, develop, engineer and manufacture electronic systems, which control various functions within the vehicle, as well as develop and integrate the associated software for these electronic systems. Our embedded software solutions have traditionally been sourced as a system with our electronic hardware offerings. Although this trend continues, customers are beginning to source software separately from the related hardware. Our established capabilities in embedded control software will allow us to capitalize on such opportunities. Our electronic modules include body domain control modules, smart and passive junction boxes and gateway and communication modules that are applicable to all vehicle types. As a result of twelve years of investment in electrification, our electronic systems business also includes electronic modules that are specific to hybrid and electric vehicles, such as on-board battery chargers, power conversion modules, high voltage battery management systems and high voltage power distribution. Our engineering and development activities for electronics are in the United States (Southfield, Michigan), Germany, Spain, China and India. We assemble these modules using capital-intensive, high-speed surface mount placement equipment and assembly processes in Mexico, Europe, Northern Africa and China. Electronic system products and their applications include:
•Body Domain Control Modules – Body domain control modules primarily control vehicle interior functions outside of the vehicle’s head unit or infotainment system. Depending on the vehicle’s electrical and electronic architecture, these modules can be either highly integrated, consolidating multiple functional controls into a single module, or focus on a specific function, such as seat position and comfort controls or the door zone control module which controls features such as window lift, door lock and power mirrors. Key components include various semiconductor devices, passive electronic components and printed circuit boards.
•Smart and Passive Junction Boxes – Passive junction boxes are centrally located modules within the vehicle that contain fuses and/or relays for circuit and device protection and serve as a connection point for multiple wire harnesses. Smart junction boxes represent the integration of junction boxes with certain body domain control module functions, which can provide higher efficiency solutions for packaging size, mass and assembly in certain vehicle electrical architectures. Certain materials, particularly certain specialized electronic components, are available from a limited number of suppliers.
•Gateway and Communication Modules – We develop and produce gateway modules, which facilitate secure access to, and communication with, all of the vehicle systems at a central point and translate various signals to facilitate data exchange across various vehicle domains. Our connectivity capabilities include communication modules which manage wireless communications over cellular (including 5G), V2X, Bluetooth and WiFi and are connected to the vehicle networks. We develop and provide hardware and software for these products. We also have capabilities in high accuracy vehicle positioning through a cloud-computing-based system combined with software in vehicles to achieve high precision navigation solutions for our customers’ V2X and automated vehicle platforms. Key components include semiconductor devices, passive electronic components and printed circuit boards.
•Integrated Power Modules – Integrated power modules are power electronics products used on hybrid, plug-in hybrid and battery electric vehicles that have at least two, but typically three, functions integrated into a single module to achieve efficiencies, including packaging size, reduced electrical connections and reduced mass. Our offerings are focused on the integration of on-board battery chargers, DC/DC converters and high voltage power distribution. Each of these products can be integrated into a single integrated power module or purchased independently depending on the automotive manufacturer’s architectural preferences.
–On-board battery chargers are electronic modules that convert power from the electrical grid to high voltage direct current power to charge high voltage batteries for plug-in hybrid and battery electric vehicles. These are applicable on all plug-in hybrid and battery electric vehicles. Key components include semiconductor electronic components, passive electronic components, printed circuit boards and aluminum castings.
–DC/DC converters are electronic modules that convert voltage levels of power between high voltage and 12V electrical architectures. DC/DC converters are applicable on hybrid, plug-in hybrid and battery electric vehicle types. Key components include semiconductors, passive electronic components, printed circuit boards and aluminum castings.
–High voltage power distribution units are electronic control modules that provide switching of high voltage power between the different loads and sources within a high voltage electrical architecture. Battery disconnect units are a specialized type of high voltage power distribution unit that may be packaged inside the vehicle’s high voltage battery. High voltage power distribution units are applicable on hybrid, plug-in hybrid and battery electric vehicles. Key components include copper bus bars, contactors and molded housings.
•High Voltage Battery Management Systems – High voltage battery management systems are a system of multiple electronic control modules comprised of sensing modules and computing modules that provide sensing and assessment of the high voltage battery’s condition, performance and status, as well as calculate appropriate control adjustments to battery temperature control, amperage draw and charge rate to ensure proper performance of the system. These systems are applicable on hybrid, plug-in hybrid and battery electric vehicles. Key components include semiconductors, application specific integrated circuits and passive electronic components.
Software and Connected Services
Our software offerings include embedded software which is impacted by the increased complexity and processing power in electronic systems and is driving rapid increases in software requirements associated with these systems. Accordingly, we continue to build on our knowledge and capabilities in software in order to design and develop more complex and integrated electronic systems capable of more efficiently managing the distribution of power and data signals through the vehicle.
Software arising from our electronic systems product lines, where our customers' sourcing practices are beginning to consider software independent from hardware, include certain capabilities in body, connectivity and electrification domains of the vehicle. New modular software architectures, developed by us and others, enable software to be potentially sourced independent of hardware. We are beginning to offer our software solutions in this way. Software is applicable on all light duty vehicles and is developed in Germany, the United States and India using processes dependent on highly skilled and specialized labor.
Our connected services software solutions include award-winning Xevo Market, an in-vehicle commerce and service platform that connects customers with their favorite brands and services by delivering highly-contextual sales offers through vehicle touch screens and vehicle-branded mobile applications. Connected services are applicable on all light duty vehicles and are developed in the United States and Japan using processes dependent on highly skilled and specialized labor.
Customers
The top five customers of our E-Systems segment are: Ford, Volkswagen, Renault-Nissan, Jaguar Land Rover and Geely.
Competition
Our major competitors in electrical distribution and connection systems include Aptiv PLC, Leoni AG, Molex Incorporated (a subsidiary of Koch Industries Inc.), Sumitomo Corporation, TE Connectivity and Yazaki Corporation. Our major competitors in electronic modules, including connectivity solutions, include Aptiv PLC, Continental AG, Denso Corporation, Harman International Industries, Incorporated (a subsidiary of Samsung Electronics Co. Ltd.), Hella AG, Robert Bosch GmbH, Valeo S.A. and Visteon Corporation.
Technology
Our complete electrical distribution and connection system design capabilities, coupled with certain market-leading component technologies, allow access to our customers’ development teams, which provides an early indication of our customers’ product needs and enables us to develop system design efficiencies. Our ability to design and integrate electronic modules creates a competitive advantage as we support customers with complete electrical architecture development. The E-Systems segment is technology driven and typically requires higher investment as a percentage of sales than our Seating segment. Our expertise is developed and delivered by approximately 2,600 engineers across sixteen countries and is led by six global technology centers of excellence in Belgium, China, Germany, Spain and the United States (Southfield, MI and Seattle, WA) for each of our major product lines in this segment, which are described below.
In electrical distribution and connection systems, our technology includes expertise in the design and use of alternative conductor materials, such as aluminum, copper-clad steel and other hybrid alloys. Alternative conductor materials can enable the use of ultra small gauge conductors, which reduce the weight and packaging size of electrical distribution and connection systems. We also have developed proprietary manufacturing process technologies, such as our vertical manufacturing system that features three dimensional wire harness assembly boards. Our expertise in terminals and connectors technology facilitates our ability to implement these small gauge and alternative alloy conductors. We have developed advanced capabilities in aluminum terminals and aluminum wire termination, ultra small gauge termination and high voltage terminals and connectors. We have developed high packaging density in-line connectors and new small gauge terminals that will enable wire gauge reduction and provide our customers with smaller and lower cost solutions. Our high voltage terminals and connectors are a part of our advanced efficiency systems capabilities, and we have established a leading capability in power density (power per packaging size) that is being adopted by multiple automotive manufacturers. We have approximately 650 patents issued or applied for in the advanced efficiency systems product technology area. These technologies are supported by our proprietary virtual proving grounds, which is an industry-leading suite of in-house developed tools and processes to significantly reduce the design, development and validation testing time and expense.
In electronic systems, we are a market leader in smart junction box technology and began production of our Automotive News PACE Award winning Solid State Smart Junction Box™ in 2016. We are a leader in gateway module technology and have capabilities to enable our gateway and other electronic control modules to efficiently and securely manage the increasing amount of both wired and wireless signals running throughout, as well as outside of, the vehicle, including being first-to-market with an ethernet-enabled gateway module. In high power electronics, we offer high efficiency battery chargers, which charge vehicles faster, high voltage battery management systems, which optimize battery performance for longer range and faster charging, and highly integrated power modules, which reduce cost, weight and size while reducing time to charge and extending electric vehicle range. Our connectivity technologies include full software capabilities in-house, 5G cellular expertise, vehicle-to-vehicle communications and cybersecurity.
Software remains a critical element of our E-Systems business. Software capabilities are becoming more important in the management of complex and highly sophisticated electrical architectures. Software within the vehicle is rapidly growing as a key element of technological innovation and a cost effective way to provide new features and functions. We currently employ approximately 900 software engineers globally and are pursuing expansion of specialized capabilities in vehicle networking, control algorithms, cybersecurity and connectivity platforms and protocols.
For additional factors that may impact our E-Systems segment’s business, financial condition, operating results and/or cash flows, see Item 1A, "Risk Factors."
Customers
In 2020, General Motors and Ford, two of the largest automotive and light truck manufacturers in the world, accounted for 19% and 13% of our net sales, respectively. In addition, Stellantis (reflective of the 2021 merger of PSA and Fiat Chrysler) accounted for 11% of our 2020 net sales. We supply and have expertise in all vehicle segments of the automotive market. Our sales content tends to be higher on those vehicle platforms and segments which offer more features and functionality. The popularity of particular vehicle platforms and segments varies over time and by regional market. We expect to continue to win new business and grow sales at a greater rate than overall automotive industry production. For further information related to our customers and domestic and foreign sales and operations, see Note 15, "Segment Reporting," to the consolidated financial statements included in this Report.
Our customers award business to their suppliers in a number of ways, including the award of complete systems, which allows suppliers either to manufacture components internally or to purchase components from other suppliers at their discretion. Certain of our customers also elect to award certain components directly to component suppliers and independent of the award of the complete system. We have been selectively expanding our component capabilities and investing in manufacturing capacity in low-cost regions in order to enhance our cost competitive structure and maximize our participation in such direct component sourcing by our customers.
Our customers typically award contracts several years before actual production is scheduled to begin. Each year, the automotive manufacturers introduce new models, update existing models and discontinue certain models and, periodically, even complete brands. In this process, we may be selected as the supplier on a new model, we may continue as the supplier on an updated model or we may lose the business on a new or updated model to a competitor. Our sales backlog reflects our estimated net sales over the next three years from formally awarded new programs, less lost and discontinued programs. This measure excludes the sales backlog at our non-consolidated joint ventures. As of January 2021, our 2021 to 2023 sales backlog is $2.8 billion, an increase of 4% as compared to our sales backlog as of January 2020. Our current sales backlog reflects $1.0 billion related to 2021 and 68% and 32% related to our Seating and E-Systems segments, respectively. In addition, our 2021 to 2023 sales backlog at our non-consolidated joint ventures is approximately $400 million. Our current sales backlog assumes volumes based on the independent industry projections of IHS Markit as of December 2020 and internal estimates, a Euro exchange rate of $1.18/Euro and a Chinese RMB exchange rate of 6.65/$. This sales backlog is generally subject to a number of risks and uncertainties, including vehicle production volumes on new and replacement programs and foreign exchange rates, as well as the timing of production launches and changes in customer development plans. For additional information regarding risks that may affect our sales backlog, see Item 1A, "Risk Factors," and Part II — Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements."
We receive purchase orders from our customers that generally provide for the supply of a customer’s annual requirements for a particular vehicle model and assembly plant, or in some cases, for the supply of a customer’s requirements for the life of a particular vehicle model, rather than for the purchase of a specified quantity of products. Although most purchase orders may be terminated by our customers at any time, such terminations have been infrequent and have not had a material impact on our operating results. We are subject to risks that an automotive manufacturer will produce fewer units of a vehicle model than anticipated or that an automotive manufacturer will not award us a replacement program following the life of a vehicle model. To reduce our reliance on any one vehicle model, we produce automotive systems and components for a broad cross-section of both new and established models. However, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating performance. Our net sales for the year ended December 31, 2020, consisted of 31% passenger cars, 52% crossover and sport utility vehicles and 17% trucks and vans.
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
Seasonality
Our principal operations are directly related to the automotive industry. Consequently, we may experience seasonal fluctuations to the extent automotive vehicle production slows, such as in the summer months when many customer plants close for model year changeovers, in December when many customer plants close for the holidays and during periods of high vehicle inventory. See Note 17, "Quarterly Financial Data," to the consolidated financial statements included in this Report.
Raw Materials
The principal raw materials used in our seat systems, electrical distribution and connection systems and electronic systems are generally available and obtained from multiple suppliers under various types of supply agreements. Components such as fabric, foam, leather, seat mechanisms, terminals and connectors, and certain other components are either manufactured by us internally or purchased from multiple suppliers under various types of supply agreements. The majority of the steel used in our products is comprised of fabricated components that are integrated into a seat system, such as seat frames, recliner mechanisms, seat tracks and other mechanical components. Therefore, our exposure to changes in steel prices is primarily indirect, through these purchased components. With the exception of certain terminals and connectors, the materials that we use to manufacture wire harness assemblies are substantially purchased from suppliers, including extruded and insulated wire and cable. The majority of our copper purchases are comprised of extruded wire and cable that we integrate into electrical wire harnesses. In general, our copper purchases, as well as a significant portion of our leather purchases, are subject to price index agreements with our customers and suppliers. We utilize a combination of short-term and long-term supply contracts to purchase key components. We generally retain the right to terminate these agreements if our supplier does not remain competitive in terms of cost, quality, delivery, technology or customer support.
Human Capital Management
As of December 31, 2020 and 2019, our employment levels worldwide were approximately as follows:

Region	2020	2019
United States and Canada	10,600	10,100
Mexico	55,200	50,400
Central and South America	20,900	17,000
Europe and Africa	56,500	56,800
Asia	31,400	29,800
Total	174,600	164,100
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
Compliance and Ethics
We are committed to conducting our business with integrity and in compliance with all applicable laws of the cities, states and countries in which we operate and have established a Code of Business Conduct and Ethics to assist employees in this regard. We encourage employees to report concerns through a variety of channels, including a compliance and ethics line which allows for anonymous reporting. All reports are investigated and resolved. We also maintain an anti-retaliation policy such that any employee who reports a concern in good faith is protected from harassment, retaliation or adverse employment consequences.
Health and Safety
Our health and safety programs are designed around global standards with appropriate variations to address the multiple jurisdictions and unique working environments of our manufacturing operations. We maintain a health and safety management system that is compliant with the ISO 45001 standard. Each of our locations performs regular safety audits to ensure that proper safety policies are in place and appropriate safety training is provided. In addition, we engage an independent third-party conformity assessment and certification vendor to audit selected operations for adherence to our global health and safety standards.
In 2020, in response to the COVID-19 pandemic, we created a Safe Work Playbook, which provides a standardized approach for each of our facilities to create a consistent and safe work environment and offers insights into navigating operational challenges related to the COVID-19 pandemic. The playbook is publicly available and includes health and safety information related to plant operating protocols; employee education, training and feedback; facility assessments; and phased reopening of engineering and administrative centers.
Diversity, Equity and Inclusion
We strive to build a culture of diversity and inclusion through our human resource practices and policies and work to eliminate discrimination and harassment in all of its forms. In 2020, we committed to invest in initiatives that address racial inequality and discrimination. The investment will be a combination of grants to external organizations, as well as internal investments to educate and engage our employees. We formed an Executive Diversity Council to develop a comprehensive diversity, equity and inclusion strategy, prioritize activities and drive accountability and results. Our recently launched Together We Belong campaign will include employee training, virtual events and a global survey to drive awareness and engagement. Additionally, we support employee resource groups, which are employee-led volunteer groups open to all employees with the goal to improve attraction, retention, inclusion and engagement of a diverse and global workforce.
Training and Talent Development
We are committed to the continued development of our employees. Since 2019, we have delivered more than 3.7 million hours of safety, development, leadership, quality, continuous improvement, lean manufacturing and ISO and IATF certification training. In 2020, we launched Leads Self Lite, a leadership development program offered to early to mid-career employees. The program inspires career ownership and growth by leveraging internal leadership development tools and insights. Our Emerging Leaders Development Program is a twelve-month leadership and business course designed to develop high-potential managers and directors. Our CEO Academy is our premier leadership development opportunity. Twice per year, a select group of leaders representing diverse functions and backgrounds are invited to participate in a week-long leadership immersion event, during which each participant presents a bold business idea to help drive Lear’s success. In addition, formal talent reviews and succession planning occur annually – globally and across all business areas. Senior leadership provides annual updates on succession and talent development to the board of directors.
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
Government Regulations and Environmental Matters
We are subject to a variety of federal, state, local and foreign laws and regulations, including those related to health, safety and environmental matters. Costs incurred to comply with these governmental regulations are not material to our capital expenditures, financial performance or competitive position. Additional information about the impact of government regulations on Lear’s business is included in Item 1A, "Risk Factors," under the heading "Legal and Regulatory Risks."
We are committed to sustainability in our operations and products. We adhere to local, state, federal and foreign laws, regulations and ordinances which govern activities or operations that may have adverse environmental effects. These laws, regulations and ordinances may impose liability for clean-up costs resulting from past spills, disposals or other releases of hazardous wastes. For a description of our outstanding environmental matters and other legal proceedings, see Note 14, "Commitments and Contingencies," to the consolidated financial statements included in this Report.
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
As of December 31, 2020, we had thirteen operating joint ventures located in five countries. Of these joint ventures, four are consolidated, and nine are accounted for using the equity method of accounting. Eleven of the joint ventures operate in Asia, and two operate in North America (both of which are dedicated to serving Asian automotive manufacturers). Net sales of our consolidated joint ventures accounted for approximately 8% of our net sales in 2020. As of December 31, 2020, our investments in non-consolidated joint ventures totaled $143 million.

A summary of our non-consolidated operating joint ventures, including ownership percentages, is shown below. For further information related to our joint ventures, see Note 6, "Investments in Affiliates and Other Related Party Transactions," to the consolidated financial statements included in this Report.

Country	Name	Ownership Percentage
China	Beijing BHAP Lear Automotive Systems Co., Ltd.	50%
China	Guangzhou Lear Automotive Components Co., Ltd.	50
China	Jiangxi Jiangling Lear Interior Systems Co., Ltd.	50
China	Lear Dongfeng Automotive Seating Co., Ltd.	50
China	Changchun Lear FAWSN Automotive Seat Systems Co., Ltd.	49
China	Beijing Lear Hyundai Transys Co., Ltd.	40
Honduras	Honduras Electrical Distribution Systems S. de R.L. de C.V.	49
India	Hyundai Transys Lear Automotive Private Limited	35
United States	Kyungshin-Lear Sales and Engineering LLC	49

ITEM 1A – RISK FACTORS
Our business, financial condition, operating results and cash flows may be impacted by a number of factors. In addition to the factors affecting our business identified elsewhere in this Report, the material risk factors affecting our operations include the following:
Risks Related to Our Business
•Our industry is cyclical and a decline in the production levels of our major customers, particularly with respect to models for which we are a significant supplier, or the financial distress of one or more of our major customers could adversely affect our financial performance.
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
Due to the overall global economic conditions in 2020, largely as a result of the COVID-19 pandemic, the automotive industry experienced a decline in global customer sales and production volumes. In 2020, global vehicle production decreased 17% as compared to 2019. In Asia, vehicle production decreased 12%, including 5% in China and 23% in India. Vehicle production also decreased 20% and 22% in North America and Europe and Africa, respectively. As a result, we have experienced and may continue to experience reductions in orders from our customers in certain regions. An economic downturn or other adverse industry conditions that result in a decline in the production levels of our major customers, particularly with respect to models for which we are a significant supplier, or the financial distress of one or more of our major customers could reduce our sales or otherwise adversely affect our financial condition, operating results and cash flows. Further, our ability to reduce the risks inherent in certain concentrations of business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall. We may not be successful in such diversification.
•Pandemics or disease outbreaks, such as COVID-19, have disrupted, and may continue to disrupt, our business, which could adversely affect our financial performance.
Pandemics or disease outbreaks, such as COVID-19, have disrupted, and may continue to disrupt, the global economy. The COVID-19 pandemic led to a dramatic reduction in economic activity worldwide. International, federal, state and local public health and governmental authorities have taken and may continue to take extraordinary actions to contain and combat the outbreak and spread of COVID-19 throughout most regions of the world, including travel bans, quarantines, "stay-at-home" orders and similar mandates that have caused many individuals to substantially restrict their daily activities and many businesses to curtail or cease normal operations.
The automotive industry was particularly negatively impacted by the situation with a sudden and sharp decline in consumer demand and automotive manufacturers suspending or severely limiting automobile production globally during portions of 2020. In 2020, we experienced, and we may continue to experience, reductions in orders from our customers globally, which in turn adversely affected, and may continue to affect, our financial performance. This reduction in orders may be further exacerbated by a continued global economic downturn resulting from the pandemic, which could decrease consumer demand for vehicles or result in the financial distress of one or more of our customers or suppliers. As described in more detail under "Our industry is cyclical and a decline in the production levels of our major customers, particularly with respect to models for which we are a significant supplier, or the financial distress of one or more of our major customers could adversely affect our financial performance" above and "Adverse developments affecting or the financial distress of one or more of our suppliers could adversely affect our financial performance" below, decreases in consumer demand for automotive vehicles, declines in the production levels of our major customers, financial distress of one or more of our major customers or suppliers or other adverse developments affecting one or more of our suppliers, could adversely affect our financial performance. In addition, if COVID-19 were to affect a significant amount of the workforce employed or operating at our facilities, we could experience delays or the inability to produce and deliver products to our customers on a timely basis.

Unprecedented industry disruptions related to the COVID-19 pandemic impacted operations in every region of the world. As described in more detail under "Our substantial international operations make us vulnerable to risks associated with doing business in foreign countries" below, our substantial international operations make us vulnerable to risks associated with doing business in foreign countries.
While all of our global manufacturing plants have resumed production, we may experience unexpected delays or obstacles, such as higher employee absenteeism, supply chain disruptions or government mandates, that may hamper our ability to operate our facilities. Further, we may not be able to operate at optimal levels of efficiency given new work rules and procedures implemented to protect our employees. The suspension of production at our manufacturing facilities, or difficulties or inefficiencies in production, would likely adversely impact our future results of operations, financial condition and liquidity, and that impact may be material.
During the COVID-19 pandemic, our reliance on internet technology has increased due to the number of employees working remotely. This reliance has resulted in increased cybersecurity risks, including the risk that we fail to appropriately maintain the security of the data we hold. See "A disruption in our information technology systems, or those of our customers or suppliers, including a disruption related to cybersecurity, could adversely affect our financial performance" below.
As described in more detail under "Our existing indebtedness and the inability to access capital markets could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance" below, the volatility created by COVID-19 could adversely affect our access to the debt and capital markets. In addition, our ability to continue implementing important strategic initiatives and capital expenditures may be reduced as we devote time and other resources to responding to the impacts of the COVID-19 pandemic.
COVID-19 continues to spread in most regions of the world and the extent to which our financial performance will be adversely affected will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the effectiveness of actions to vaccinate populations, contain the virus or treat its impact and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts on our business and financial performance as a result of its global economic impact, including a recession that has occurred or may occur in the future, which will likely result in lower demand for new vehicles for a period of time, as new vehicle sales are typically correlated with positive consumer confidence and low unemployment.
The COVID-19 pandemic may also exacerbate other risks disclosed herein, including, but not limited to, our competitiveness, demand for our products and shifting consumer preferences.
•The loss of business with respect to, or the lack of commercial success of, a vehicle model for which we are a significant supplier could adversely affect our financial performance.
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
•Our inability to achieve product cost reductions to offset customer-imposed price reductions could adversely affect our financial performance.
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

•Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance.
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
•Adverse developments affecting or the financial distress of one or more of our suppliers could adversely affect our financial performance.
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
•Our substantial international operations make us vulnerable to risks associated with doing business in foreign countries.
As a result of our global presence, a significant portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. We have substantial manufacturing and distribution facilities in many foreign countries, including Mexico and countries in Africa, Asia, Central and South America and Europe. International operations are subject to certain risks inherent in doing business abroad, including:
•exposure to local economic conditions;
•political, economic and civil instability and uncertainty (including acts of terrorism, civil unrest, drug-cartel related and other forms of violence and outbreaks of war);
•labor unrest;
•expropriation and nationalization;
•currency exchange rate fluctuations, currency controls and the ability to economically hedge currencies;
•withholding and other taxes on remittances and other payments by subsidiaries;
•investment restrictions or requirements;
•repatriation restrictions or requirements;
•export and import restrictions and increases in duties and tariffs;
•concerns about human rights, working conditions and other labor rights and conditions and the environmental impact in foreign countries where our products are produced and raw materials and/or components are sourced, as well as changing labor, environmental and other laws in these countries;
•pandemic illness;
•increases in working capital requirements related to long supply chains; and
•global sovereign fiscal matters and creditworthiness, including potential defaults and the related impacts on economic activity, including the possible effects on credit markets, currency values, monetary unions, international treaties and fiscal policies.
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

•We operate in a highly competitive industry and efforts by our competitors, as well as new non-traditional entrants to the industry, to gain market share could adversely affect our financial performance.
We operate in a highly competitive industry. We and most of our competitors are seeking to expand market share with new and existing customers, including in Asia and other potential high growth regions. Our customers award business based on, among other things, price, quality, service and technology. Our competitors’ efforts to grow market share could exert downward pressure on our product pricing and margins. In addition, the automotive industry has attracted, and will continue to attract, non-traditional entrants as a result of the evolving nature of the automotive vehicle market, including autonomous vehicles, ride sharing and on-demand transportation. Further, the global automotive industry is experiencing a period of significant technological change, including a focus on environmentally sustainable vehicles and subcomponents. As a result, the success of portions of our business requires us to develop, acquire and/or incorporate new technologies and depends not only on our customers' ability to execute their strategies to exploit these technologies but also on the adoption of such technologies by end consumers. Such technologies are subject to rapid obsolescence. Our inability to maintain access to these technologies (through development, acquisition or licensing) may adversely affect our ability to compete. If we are unable to differentiate our products, maintain a low-cost footprint or compete effectively with technology-focused new market entrants, we may lose market share or be forced to reduce prices, thereby lowering our margins. Any such occurrences could adversely affect our financial condition, operating results and cash flows.
•A significant labor dispute involving us or one or more of our customers or suppliers or that could otherwise affect our operations could adversely affect our financial performance.
A substantial number of our employees and the employees of our largest customers and suppliers are members of industrial trade unions and are employed under the terms of various labor agreements. We have labor agreements covering approximately 82,500 employees globally. In the United States and Canada, each of our unionized facilities has a separate collective bargaining agreement with the union that represents the workers at such facility, with each such agreement having an expiration date that is independent of the other agreements. Labor agreements covering approximately 85% of our global unionized work force, including labor agreements in the United States and Canada covering approximately 1% of our global unionized workforce, are scheduled to expire in 2021. There can be no assurances that future negotiations with the unions will be resolved favorably or that we will not experience a work stoppage or disruption that could adversely affect our financial condition, operating results and cash flows. A labor dispute involving us, any of our customers or suppliers or any other suppliers to our customers or that otherwise affects our operations, or the inability by us, any of our customers or suppliers or any other suppliers to our customers to negotiate, upon the expiration of a labor agreement, an extension of such agreement or a new agreement on satisfactory terms could adversely affect our financial condition, operating results and cash flows. In addition, if any of our significant customers experience a material work stoppage, such as the General Motors labor strike in the fall of 2019, that customer may halt or limit the purchase of our products. This could require us to shut down or significantly reduce production at facilities relating to such products, which could adversely affect our business and harm our profitability.
•Certain of our operations are conducted through joint ventures which have unique risks.
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
•Our inability to effectively manage the timing, quality and costs of new program launches could adversely affect our financial performance.
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
•Significant changes in discount rates, the actual return on pension assets and other factors could adversely affect our financial performance.
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
•Impairment charges relating to our goodwill and long-lived assets could adversely affect our financial performance.
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
•Our failure to execute our strategic objectives could adversely affect our financial performance.
Our financial performance depends, in part, on our ability to successfully execute our strategic objectives. Our objectives are to deliver superior long-term stockholder value by investing in innovation to drive business growth and profitability, while maintaining a strong balance sheet and returning excess cash to our stockholders. Various factors, including the industry environment and the other matters described herein and in Part II — Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," including "— Forward-Looking Statements," could adversely affect our ability to execute our strategic objectives. These risk factors include our failure to identify suitable opportunities for organic investment and/or acquisitions, our inability to successfully develop such opportunities or complete such acquisitions or our inability to successfully utilize or integrate the investments in our operations. Our failure to execute our strategic objectives could adversely affect our financial condition, operating results and cash flows. Moreover, there can be no assurances that, even if implemented, our strategic objectives will be successful.
Risks Related to Our Indebtedness
•Our existing indebtedness and the inability to access capital markets could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance.
As of December 31, 2020, we had approximately $2.3 billion of outstanding indebtedness, as well as $1.75 billion available for borrowing under our revolving credit facility. As of December 31, 2020, there were no amounts outstanding under our revolving credit facility. The debt instruments governing our indebtedness contain covenants that may restrict our business activities or our ability to execute our strategic objectives, and our failure to comply with these covenants could result in a default under our indebtedness. We also lease certain buildings and equipment under non-cancelable lease agreements with terms exceeding one year, which are accounted for as operating leases. Additionally, any downgrade in the ratings that rating agencies assign to us and our debt may ultimately impact our access to capital markets. Our inability to generate sufficient cash flow to satisfy our debt and lease obligations, to refinance our debt obligations or to access capital markets on commercially reasonable terms could adversely affect our financial condition, operating results and cash flows.

•Changes affecting the availability of the London Inter-bank Offered Rate ("LIBOR") may have consequences for us that cannot yet be reasonably predicted.
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
Legal and Regulatory Risks
•A disruption in our information technology systems, or those of our customers or suppliers, including a disruption related to cybersecurity, could adversely affect our financial performance.
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
•A significant product liability lawsuit, warranty claim or product recall involving us or one of our major customers could adversely affect our financial performance.
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
•We are involved from time to time in various legal and regulatory proceedings and claims, which could adversely affect our financial performance.
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
•New laws or regulations or changes in existing laws or regulations could adversely affect our financial performance.
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
•We are subject to regulation of our international operations that could adversely affect our financial performance.
We are subject to many laws governing our international operations, such as those that pertain to data privacy, prohibit improper payments to government officials and restrict where we can do business and what information or products we can supply to or purchase from certain countries or third parties, including but not limited to the Foreign Corrupt Practices Act and the U.S. Export Administration Act. Violations of these laws, which are complex, may conflict with laws of other jurisdictions and often are difficult to interpret and apply, could result in significant fines, criminal penalties or sanctions that could adversely affect our reputation, business, financial condition, operating results and cash flows.
•We are required to comply with environmental laws and regulations that could cause us to incur significant costs.
Our manufacturing facilities are subject to numerous laws and regulations designed to protect the environment, and we expect that additional requirements with respect to environmental matters will be imposed on us and our customers in the future. Material future expenditures may be necessary if compliance standards change or material unknown conditions that require remediation are discovered. Environmental laws could also restrict our ability to expand our facilities or could require us to acquire costly equipment or to incur other significant expenses in connection with our business. If we fail to comply with present and future environmental laws and regulations, we could be subject to future liabilities, which could adversely affect our financial condition, operating results and cash flows.
•Developments or assertions by or against us relating to intellectual property rights could adversely affect our financial performance.
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

•Changes in U.S. administrative policy, including changes to existing trade agreements and any resulting changes in international relations, could adversely affect our financial performance.
As a result of changes to U.S. administrative policy, among other possible changes, there may be (i) changes in policies pertaining to the environment; (ii) changes to existing trade agreements; (iii) greater restrictions on free trade generally; and (iv) significant increases in customs duties and tariffs on goods imported into the United States. The United States, Mexico and Canada signed a new trade agreement, the United States-Mexico-Canada Agreement ("USMCA"), which serves as the successor agreement to the North American Free Trade Agreement ("NAFTA"). The USMCA became effective on July 1, 2020. There can be no assurance that the ongoing transition from NAFTA to USMCA will not adversely affect our business. The United States still maintains significant tariffs on most imports from China. It remains unclear what specific actions the new U.S. administration may take to resolve trade-related issues with China and other countries. A trade war, other governmental action related to tariffs or international trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently manufacture and sell products or any resulting negative sentiments towards the United States could adversely affect our business, financial condition, operating results and cash flows.
•Changes in the United Kingdom's economic and other relationships with the European Union could adversely affect us.
In December 2020, the United Kingdom finalized a free trade agreement with the European Union, the EU-UK Trade and Cooperation Agreement ("TCA"), to manage future bilateral trade and formally completed its withdrawal from the European Union. Thus, effective January 1, 2021, trade between the European Union and the United Kingdom is now subject to border controls and imported goods must meet bilateral content rules as set out in the TCA to qualify for duty-free trade.
We have significant operations in both the European Union and the United Kingdom. In 2020, our European Union (excluding the United Kingdom) and United Kingdom sales totaled $4.5 billion and $0.6 billion, respectively. Our supply chain and that of our customers are highly integrated across the European Union and the United Kingdom, and we are highly dependent on the free flow of goods in those regions. We have implemented procedures to manage our supply chains with the new border controls and to comply with the TCA’s bilateral content rules. However, there can be no assurance that the new border controls and content rules will not adversely impact our competitive position, supplier and customer relationships and financial performance.
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.

ITEM 2 – PROPERTIES
As of December 31, 2020, our operations were conducted through 251 facilities, some of which are used for multiple purposes, including 78 just-in-time manufacturing facilities, 127 dedicated component manufacturing facilities, 5 sequencing and distribution sites, 32 administrative/technical support facilities and 9 advanced technology centers, in 38 countries. Our corporate headquarters is located in Southfield, Michigan.

Seating
Argentina	Czech Republic	Indonesia	Mexico (continued)	Romania	United Kingdom
Escobar, BA	Kolin	Cikarang	Nuevo Casas	Iasi	Alfreton
Ferreyra, CBA	Stribro	Italy	Grandes, CH	Russia	Coventry
Belgium	Dominican Republic	Caivano, NA	Queretaro, QE	Kaluga	Redditch
Brussels	Santo Domingo	Cassino, FR	Panzacola, TL	Nizhny Novgorod	Sunderland
Brazil	France	Grugliasco, TO	Piedras Negras, CO	Slovak Republic	United States
Betim	Feignies	Melfi, PZ	Ramos Arizpe, CO	Presov	Columbia City, IN
Caçapava	Herblay	Pozzo d’Adda, MI	Saltillo, CO	Voderady	Detroit, MI
Joinville	Jarney	Macedonia	San Felipe, GU	South Africa	Duncan, SC
Pernambuco	Roche La Moliere	Tetovo	San Luis Potosi, SL	East London	Farwell, MI
São Bernardo	Germany	Malaysia	Silao, GO	Port Elizabeth	Flint, MI
Canada	Besigheim	Behrang Stesen	Toluca, MX	South Korea	Grand Prairie, TX
Ajax, ON	Bremen	Mexico	Villa Ahumada, CH	Gyeongju	Grand Rapids, MI
China	Eisenach	Arteaga, CA	Moldova	Spain	Hammond, IN
Beijing	Ginsheim-	Ascension, CH	Ungheni	Barcelona	Hebron, OH
Boading	Gustavsburg	Cuautlancingo, PU	Morocco	Burgos	Kenansville, NC
Changshu	Rietberg	Fresnillo, ZA	Kenitra	Epila	Louisville, KY
Chongqing	Hungary	Hermosillo, SO	Tangier	Martorell	Montgomery, AL
Hangzhou	Györ	Huamantla, TL	Poland	O Porrino	Morristown, TN
Liuzhou	Szolnok	Juarez, CH	Bierun	Valencia	Pine Grove, PA
Pinghu	India	Leon, GT	Jaroslaw	Vigo	Roscommon, MI
Rui’an	Chennai	Meoqui, CH	Legnica	Vitoria	Selma, AL
Shanghai	Haridwar	Mexico City, DF	Tychy	Thailand	Tuscaloosa, AL
Shenyang	Nasik	Monclova, CO	Portugal	Mueang Nakhon	Wentzville, MO
Wuhan	Pune	Naucalpan de	Mangualde	Ratchasima	Vietnam
Wuhu	Tijara	Juarez, MX	Valenca	Rayong	Hai Phong City
Yangzhou

E-Systems
Argentina	China (continued)	Germany	Mexico	Poland	Spain
Pacheco, BA	Chongqing	Bersenbrueck	Apodaca, NL	Mielec	Almussafes
San Francisco,	KunShan HuaQiao	Kronach	Chihuahua, CH	Romania	Valls
CBA	Shanghai	Puttlingen	Juarez, CH	Campulung	Thailand
Brazil	SuiNing	Wismar	Torreon, CA	Pitesti	Kabin Buri
Camanducaia	TianJin	Honduras	Morocco	Serbia	United States
Navegantes	Wuhan	Naco	Kenitra	Novi Sad	Bellevue, WA
China	Yangzhou	Hungary	Salé Al-Jadida	South Africa	Plymouth, IN
Changchun	Czech Republic	Gödöllö	Tangier	Port Elizabeth	Traverse City, MI
	Vyskov	Japan	Philippines
		Tokyo	Lapu-Lapu City

Administrative/Technical
Belgium	France	India	Japan (continued)	Philippines	United Kingdom
Leuven	Vélizy-	Pune	Tokyo	Lapu-Lapu City	Coventry
Brazil	Villacoublay	Israel	Yokohama	Singapore	United States
São Paulo	Germany	Tel Aviv	Malaysia	South Korea	Ann Arbor, MI
China	Cologne	Italy	Klang	Seoul	El Paso, TX
Shanghai	Korntal-	Grugliasco, TO	Mexico	Spain	Rochester Hills, MI
Czech Republic	Münchingen	Japan	Juarez, CH	Valls	Southfield, MI
Brno	Remscheid	Hiroshima	Netherlands	Sweden	Sparta, MI
Pilsen	Schwaig-Oberding	Kariya	Hilversum	Gothenburg	Wilmington, NC
	Sindelfingen	Nagoya		Thailand
	Wolfsburg			Bangkok

ITEM 3 – LEGAL PROCEEDINGS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial or contractual disputes, product liability claims and environmental and other matters. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors." For a description of our outstanding material legal proceedings, see Note 14, "Commitments and Contingencies," to the consolidated financial statements included in this Report.
ITEM 4 – MINE SAFETY DISCLOSURES
None.
SUPPLEMENTARY ITEM – INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table sets forth the names, ages and positions of our executive officers. Executive officers are appointed annually by our Board of Directors and serve at the pleasure of our Board.

Name	Age	Position
Shari L. Burgess	62	Vice President and Treasurer
Jason M. Cardew	50	Senior Vice President and Chief Financial Officer
Alicia J. Davis	50	Senior Vice President, Corporate Development and Investor Relations
Thomas A. DiDonato	62	Senior Vice President and Chief Administrative Officer
Amy A. Doyle	53	Vice President and Chief Accounting Officer
Carl A. Esposito	53	Senior Vice President and President, E-Systems
Harry A. Kemp	45	Senior Vice President, General Counsel and Corporate Secretary
Frank C. Orsini	48	Executive Vice President and President, Seating
Raymond E. Scott	55	President and Chief Executive Officer
Set forth below is a description of the business experience of each of our executive officers.

Shari L. Burgess	Ms. Burgess is the Company’s Vice President and Treasurer, a position she has held since August 2002. Ms. Burgess previously served as the Company’s Vice President, Treasurer and Chief Diversity Officer from January 2014 to May 2018 and in various financial roles since joining the Company in 1992. Prior to joining the Company, Ms. Burgess served as the corporate controller for Victor International Corporation and as an audit manager for Ernst & Young LLP.

Jason M. Cardew	Mr. Cardew is the Company’s Senior Vice President and Chief Financial Officer, a position he has held since November 2019. Mr. Cardew most recently served as the Company's Vice President, Finance - Seating and E-Systems since September 2018. Prior to that, he served as the Company's Vice President, Finance - Seating since April 2012. Previously, he served as the Company's Vice President and Interim Chief Financial Officer since September 2011, Vice President, Finance - Financial Planning and Analysis since April 2010, Vice President, Finance - Seating since 2008, Vice President - Finance since 2003 and in various financial roles since joining the Company in 1992.

Alicia J. Davis	Ms. Davis is the Company's Senior Vice President, Corporate Development and Investor Relations, a position she has held since September 2019. Ms. Davis most recently served as the Company's Vice President, Investor Relations, since joining the Company in August 2018. Prior to joining the Company, Ms. Davis was on the faculty at the University of Michigan Law School since June 2004, where she most recently served as an unpaid, tenured professor and the Associate Dean for Strategic Initiatives. Previous to that, she was a lawyer at Kirkland & Ellis since June 2002, a Vice President at Raymond James & Associates since August 1999 and an Investment Banking Analyst at Goldman Sachs from August 1993 to June 1995.

Thomas A. DiDonato	Mr. DiDonato is the Company’s Senior Vice President and Chief Administrative Officer, a position he has held since January 2019. Mr. DiDonato most recently served as the Company's Senior Vice President, Human Resources since joining the Company in April 2012. Prior to joining the Company, Mr. DiDonato served as Executive Vice President, Human Resources for American Eagle Outfitters, Inc. since 2005, Chief People Officer for H.J. Heinz from April 2004 to July 2005 and Senior Vice President, Human Resources for Heinz North America from July 2001 to April 2004. Earlier experiences include directing human resources for a $14 billion division of Merck & Co. and heading worldwide staffing for Pepsico. Mr. DiDonato began his career at General Foods Corporation and moved up to manage the personnel at its largest manufacturing facility.

Amy A. Doyle	Ms. Doyle is the Company’s Vice President and Chief Accounting Officer, a position she has held since May 2017. Ms. Doyle most recently served as the Company’s Assistant Corporate Controller since September 2006. Previously, she served in positions of increasing responsibility at the Company, including Director, Financial Reporting since 2003 and Manager, Financial Reporting since joining the Company in 1999. Prior to joining the Company, Ms. Doyle served as an audit manager for Arthur Andersen LLP.

Carl A. Esposito	Mr. Esposito is the Company’s Senior Vice President and President, E-Systems, a position he has held since joining the Company in September 2019. Prior to joining the Company, Mr. Esposito served at Honeywell Aerospace, a division of Honeywell International Inc., as President of the Electronic Solutions Strategic Business Unit from January 2017 to July 2019 and at Honeywell International Inc. as Vice President of Aerospace Marketing, Product Management and Strategy since December 2010, Vice President of Avionics Systems Marketing and Product Management since December 2009, Vice President of Global Business Aviation Sales and EMEAI Customer Support since January 2007 and in various other roles since 1990.

Harry A. Kemp
Mr. Kemp is the Company's Senior Vice President, General Counsel and Corporate Secretary, a position he has held since August 2019. In this role, Mr. Kemp has responsibility for the Company’s Compliance and Environmental, Social and Governance activities. Mr. Kemp most recently served as the Company's Vice President and Corporate Counsel since January 2019. Previously, he served as the Company's Vice President and Divisional Counsel - Seating since September 2016 and Vice President and Divisional Counsel - E-Systems since joining the Company in December 2009. Prior to joining the Company, Mr. Kemp was a partner at Bodman PLC since 2003 and served as an engagement manager at McKinsey and Company, a global management consulting firm, since 2000.

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
Dividends
We currently expect to pay quarterly cash dividends in the future, although such payments are at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors that our Board of Directors may consider at its discretion. See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements," and Note 12, "Capital Stock, Accumulated Other Comprehensive Loss and Equity," to the consolidated financial statements included in this Report.
Holders of Common Stock
The Transfer Agent and Registrar for our common stock is Computershare Trust Company, N.A., located in Canton, Massachusetts. On January 31, 2021, there were 251 registered holders of record of our common stock.
For certain information regarding our equity compensation plans, see Part III — Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information."
Common Stock Share Repurchase Program
Since the first quarter of 2011, our Board of Directors has authorized $6.1 billion in share repurchases under our common stock share repurchase program. As of December 31, 2020, we have a remaining repurchase authorization of $1.4 billion, which will expire on December 31, 2022. In March 2020, as a proactive measure in response to the COVID-19 pandemic, we suspended share repurchases under our share repurchase program.
We may implement our share repurchases through a variety of methods, including, but not limited to, open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which we will repurchase our outstanding common stock and the timing of such repurchases will depend upon our financial condition, prevailing market conditions, alternative uses of capital and other factors. See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements," and Note 12, "Capital Stock, Accumulated Other Comprehensive Loss and Equity," to the consolidated financial statements included in this Report.
As of December 31, 2020, we have paid $4.7 billion in aggregate for repurchases of our outstanding common stock, at an average price of $90.07 per share, excluding commissions and related fees, since the first quarter of 2011.
A summary of the shares of our common stock repurchased during the fiscal quarter ended December 31, 2020, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
October 4, 2020 through October 31, 2020	—	$—	—	$1,430.0
November 1, 2020 through November 28, 2020	—	—	—	1,430.0
November 29, 2020 through December 31, 2020	—	—	—	1,430.0
Total	—	$—	—	$1,430.0

Performance Graph
The following graph compares the cumulative total stockholder return from December 31, 2015 through December 31, 2020, for our common stock, the S&P 500 Index and a peer group(1) of companies that we have selected for purposes of this comparison. We have assumed that dividends have been reinvested, and the returns of each company in the S&P 500 Index and the peer group have been weighted to reflect relative stock market capitalization. The graph below assumes that $100 was invested on December 31, 2015, in each of our common stock, the stocks comprising the S&P 500 Index and the stocks comprising the peer group.

	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
Lear Corporation	$100.00	$108.88	$147.22	$104.10	$119.05	$139.18
S&P 500	$100.00	$111.95	$136.38	$130.39	$171.44	$174.68
Current Peer Group (1)	$100.00	$95.59	$125.89	$75.43	$92.92	$109.54
Previous Peer Group (1)	$100.00	$100.31	$135.64	$91.79	$123.23	$155.37
(1)We do not believe that there is a single published industry or line of business index that is appropriate for comparing stockholder returns. As a result, we have selected a peer group comprised of representative independent automotive suppliers whose common stock is publicly traded. Our current peer group, referenced in the graph above, consists of Adient plc, American Axle & Manufacturing Holdings Inc., Aptiv PLC, Autoliv, Inc., BorgWarner Inc., Continental AG, Cooper-Standard Holdings Inc., Dana Incorporated, Faurecia, Gentex Corporation, Gentherm Incorporated, Magna International, Inc., Tenneco Inc., Valeo and Visteon Corporation, which we believe provides a more meaningful comparison of stock performance than our previous peer group. Our previous peer group, referenced in the graph above, consisted of Adient plc, American Axle & Manufacturing Holdings Inc., Aptiv PLC, BorgWarner Inc., Dana Incorporated, Gentex Corporation, Magna International, Inc., Superior Industries International, Inc., Tenneco Inc. and Visteon Corporation.

ITEM 6 – SELECTED FINANCIAL DATA
The following statement of operations, statement of cash flows and balance sheet data were derived from our consolidated financial statements. Our consolidated financial statements for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, have been audited by Ernst & Young LLP. The selected financial data below should be read in conjunction with Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and the notes thereto included in this Report.

For the year ended December 31,	2020 (1)	2019 (2)	2018 (3)	2017 (4)	2016 (5)
Income Statement: (in millions) (6)
Net sales	$17,045.5	$19,810.3	$21,148.5	$20,467.0	$18,557.6
Gross profit	1,108.9	1,737.5	2,318.3	2,291.1	2,122.6
Selling, general and administrative expenses	588.9	605.0	612.8	635.2	608.2
Amortization of intangible assets	65.9	62.3	51.4	47.6	53.0
Interest expense	99.6	92.0	84.1	85.7	82.5
Other (income) expense, net (7)	55.2	24.6	31.6	(4.1)	40.6
Consolidated income before provision for income taxes and equity in net income of affiliates	299.3	953.6	1,538.4	1,526.7	1,338.3
Provision for income taxes	93.9	146.1	311.9	197.5	370.2
Equity in net income of affiliates	(28.5)	(23.2)	(20.2)	(51.7)	(72.4)
Consolidated net income	233.9	830.7	1,246.7	1,380.9	1,040.5
Net income attributable to noncontrolling interests	75.4	77.1	96.9	67.5	65.4
Net income attributable to Lear	$158.5	$753.6	$1,149.8	$1,313.4	$975.1

For the year ended December 31,	2020 (1)	2019 (2)	2018 (3)	2017 (4)	2016 (5)
Income Statement Data:
Basic net income per share available to Lear common stockholders	$2.63	$12.80	$17.35	$18.79	$13.48
Diluted net income per share available to Lear common stockholders	$2.62	$12.75	$17.22	$18.59	$13.33
Weighted average shares outstanding – basic	60,254,380	61,697,192	65,672,164	68,542,563	72,345,436
Weighted average shares outstanding – diluted	60,426,962	61,923,528	66,161,816	69,277,981	73,124,949
Dividends per share	$1.02	$3.00	$2.80	$2.00	$1.20
Statement of Cash Flows Data: (in millions)
Cash flows from operating activities	$663.1	$1,284.3	$1,779.8	$1,783.1	$1,619.3
Cash flows from investing activities	(468.8)	(922.4)	(693.5)	(868.6)	(637.1)
Cash flows from financing activities	(411.7)	(361.9)	(1,030.5)	(742.0)	(872.9)
Capital expenditures	452.3	603.9	677.0	594.5	528.3

As of or for the year ended December 31,	2020	2019	2018	2017	2016
Balance Sheet Data: (in millions)
Current assets	$6,776.7	$6,406.7	$6,280.5	$6,613.0	$5,649.3
Total assets	13,198.6	12,680.7	11,600.7	11,945.9	9,900.6
Current liabilities	5,076.7	4,666.2	4,500.6	4,854.3	4,182.3
Long-term debt	2,300.3	2,293.7	1,941.0	1,951.5	1,898.0
Equity	4,614.9	4,501.1	4,360.6	4,292.6	3,192.9
Other Data (unaudited):
Employees at year end	174,600	164,100	169,000	165,000	148,400
North American content per vehicle (8)	$509	$451	$452	$456	$422
North American vehicle production (in millions) (9)	13.0	16.3	17.0	17.1	17.8
European content per vehicle (10)	$370	$359	$385	$354	$316
European vehicle production (in millions) (11)	16.9	21.7	22.6	23.0	22.3
(1)2020 results include $149.9 million of restructuring and related manufacturing inefficiency charges (including $23.3 million of asset impairment charges), $21.1 million loss on the extinguishment of debt, $4.0 million impairment of an investment, $33.8 million of tax benefits related to restructuring charges and various other items, a $15.5 million tax benefit related to the U.S. deferred tax effect of our foreign branches and $28.9 million of tax expense related to a net increase in valuation allowances on deferred tax assets.
(2)2019 results include $189.7 million of restructuring and related manufacturing inefficiency charges (including $9.5 million of asset impairment charges), $1.6 million of transaction costs, $1.1 million loss related to litigation, $1.6 million related to a favorable indirect tax ruling in a foreign jurisdiction, $10.6 million loss on the extinguishment of debt, $5.0 million impairment of an investment, $4.0 million gain related to the deconsolidation of an affiliate, $1.6 million gain related to an affiliate and $122 million of net tax benefits related to an increase in research and development tax credits for the years 2013 through 2018, changes in the tax status of certain affiliates, the U.S. tax impact of the foreign tax credit regulations issued in the fourth quarter of 2019, net reductions in tax reserves, share-based compensation, various tax-related items, including the release of valuation allowances, tax rate changes and audit adjustments, restructuring charges and various other special items partially offset by the establishment of valuation allowances on the deferred tax assets of foreign subsidiaries.
(3)2018 results include $104.3 million of restructuring and related manufacturing inefficiency charges (including $4.7 million of fixed asset impairment charges), $0.5 million of transaction costs, $5.4 million pension settlement charge, $17.1 million gain related to litigation, $15.8 million related to a favorable indirect tax ruling in a foreign jurisdiction, $10.0 million gain related to obtaining control of an affiliate, $8.9 million loss related to affiliates and $49.1 million of net tax benefits related to the reversal of valuation allowances on the deferred tax assets of certain foreign subsidiaries, share-based compensation, a tax rate change in a foreign subsidiary, an adjustment to the 2017 provisional income tax expense, restructuring charges and various other items partially offset by an increase in foreign withholding tax on certain undistributed foreign earnings and the establishment of valuation allowances on the deferred tax assets of certain foreign subsidiaries and various other items.
(4)2017 results include $74.5 million of restructuring and related manufacturing inefficiency charges (including $1.3 million of fixed asset impairment charges), $3.8 million of transaction costs, $5.0 million charge due to an acquisition-related inventory fair value adjustment, $15.4 million litigation charge, $21.2 million loss on the extinguishment of debt, $54.2 million gain related to obtaining control of an affiliate and $214.8 million of net tax benefits related to U.S. corporate tax reform and its associated transition tax, foreign tax credits on repatriated earnings, the reversal of valuation allowances on the deferred tax assets of certain foreign subsidiaries, share-based compensation, an incentive tax credit in a foreign subsidiary, the redemption of senior notes due 2023, restructuring charges and various other items.
(5)2016 results include $69.6 million of restructuring and related manufacturing inefficiency charges (including $4.7 million of fixed asset impairment charges), $34.2 million non-cash pension settlement charge, $1.3 million of transaction costs, $30.3 million gain related to obtaining control of an affiliate and $23.6 million of net tax benefits related to restructuring charges, a non-cash pension settlement charge and various other items.
(6)The income statement for 2016 has been restated to reflect a non-cash pension settlement charge as other (income) expense, net in conjunction with the 2018 adoption of Accounting Standards Update 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." As a result, gross profit increased $20.5 million, selling, general and administrative expenses decreased $13.7 million, and other expense, net increased $34.2 million.
(7)Includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, losses on the extinguishment of debt, gains and losses on the disposal of fixed assets, gains and losses on the consolidation and deconsolidation of affiliates, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense.
(8)"North American content per vehicle" is our net sales in North America divided by total North American vehicle production. Content per vehicle data excludes business conducted through non-consolidated joint ventures. Content per vehicle data for 2019 has been updated to reflect actual production levels.
(9)"North American vehicle production" includes car and light truck production in the United States, Canada and Mexico based on IHS Markit. Production data for 2019 has been updated to reflect actual production levels.
(10)"European content per vehicle" is our net sales in Europe and Africa divided by total European and African vehicle production. Content per vehicle data excludes business conducted through non-consolidated joint ventures. Content per vehicle data for 2019 has been updated to reflect actual production levels.
(11)"European vehicle production" includes car and light truck production with gross vehicle weights up to 3.5 tons in Austria, Belarus, Belgium, Bosnia, Bulgaria, Czech Republic, Finland, France, Germany, Hungary, Italy, Morocco, Netherlands, Norway, Poland, Portugal, Romania, Russia, Serbia, Slovakia, Slovenia, South Africa, Spain, Sweden, Turkey, Ukraine and the United Kingdom based on IHS Markit. Production data for 2019 has been updated to reflect actual production levels.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
We are a leading Tier 1 vertically integrated supplier to the global automotive industry. We supply seating, electrical distribution and connection systems, electronic systems, and software and connected services, to all of the world's major automotive manufacturers.
Built on a foundation and strong culture of innovation, operational excellence, and engineering and program management capabilities, we use our product, design and technological expertise, global reach and competitive manufacturing footprint to achieve our financial goals and objectives of continuing to deliver profitable growth (balancing risks and returns), investing in innovation to drive business growth and profitability, maintaining a strong balance sheet with investment grade credit metrics and consistently returning excess cash to our stockholders.
Our business is organized under two reporting segments: Seating and E-Systems. Each of these segments has a varied product and technology range across a number of component categories.
Our Seating business consists of the design, development, engineering and manufacture of complete seat systems, seat subsystems and key seat components. Our capabilities in operations and supply chain management enable synchronized (just-in-time) assembly and delivery of high volumes of complex complete seat systems to our customers. Included in our complete seat system and subsystem solutions are advanced comfort, wellness, safety and sound offerings, as well as configurable seating product technologies, all of which are compatible with traditional internal combustion engine ("ICE") architectures and the full range of hybrid, plug-in hybrid and battery electric architectures. Our advanced comfort, wellness, safety and sound offerings are facilitated by our system, component and integration capabilities, together with our in-house electronics, sensor, software and algorithm competencies. As the most vertically integrated global seat supplier, our key seat component product offerings include seat trim covers, surface materials such as leather and fabric, seat mechanisms, seat foam and headrests.
Our E-Systems business consists of the design, development, engineering and manufacture of complete electrical distribution and connection systems, electronic systems, and software and connected services. The unique combination of these capabilities enables us to provide our customers with customizable solutions with optimized designs at a competitive cost. Electrical distribution and connection systems utilize low voltage, high voltage, high speed data cables and flat wiring to connect networks and electrical signals and manage electrical power within the vehicle for all types of powertrains – from traditional ICE architectures to the full range of hybrid, plug-in hybrid and battery electric architectures. Key components in our electrical distribution portfolio include wire harnesses, terminals and connectors, and engineered components for both ICE and electrified vehicle architectures that require management of higher voltage and power. Electronic systems facilitate signal, data and power management within the vehicle and include the associated software required to facilitate these functions. Key components in our electronic systems portfolio include body domain control modules and products specific to electrification and connectivity trends. Electrification products include on-board battery chargers, power conversion modules, high voltage battery management systems and high voltage power distribution systems. Connectivity products include gateway modules and communication modules to manage both wired and wireless networks and data in vehicles. In addition to electronic modules, we offer software that includes cybersecurity, advanced vehicle positioning for automated and autonomous driving applications and full capabilities in both dedicated short-range communication and cellular protocols for vehicle connectivity. Our software and connected services offerings include embedded control software and cloud and mobile device-based software and services. Our customers traditionally have sourced our electronic hardware together with the software that we embed in it, but such software may also be sourced by our customers independently of the hardware. Our connected services software solutions include award-winning Xevo Market, an in-vehicle commerce and service platform that connects customers with their favorite brands and services by delivering highly-contextual sales offers through vehicle touch screens and vehicle-branded mobile applications.
We serve all of the world's major automotive manufacturers across both our Seating and E-Systems businesses, and we have automotive content on more than 400 vehicle nameplates worldwide. It is common to have both seating and electrical content on the same and multiple vehicle platforms with a single customer. Further, with the seat becoming a more dynamic and integrated system requiring increased levels of electrical and electronic integration, the combined capabilities of our Seating and E-Systems businesses are a competitive advantage. Our businesses benefit globally from leveraging common operating standards and disciplines, including world-class product development and manufacturing processes, as well as common customer support and regional infrastructures, all of which contribute to our reputation for operational excellence. Our core capabilities are shared across component categories and include high-precision manufacturing and assembly with short lead times, management of complex supply chains, global engineering and program management skills, the agility to establish and/or transfer production between facilities quickly and a unique customer-focused culture. Our businesses utilize proprietary, industry-specific processes and standards, leverage common low-cost engineering centers and share centralized operating support functions, such as logistics, supply chain management, quality and health and safety, as well as all major administrative functions.

COVID-19 Pandemic
Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle. Unprecedented industry disruptions related to the COVID-19 pandemic impacted operations in every region of the world. Global automotive industry production volumes in 2020, as compared to 2019, are shown below (in thousands of units):

	2020 (1)	2019 (1) (2)	% Change
North America	13,027.3	16,314.4	(20%)
Europe and Africa	16,873.9	21,703.8	(22%)
Asia	39,257.7	44,651.8	(12%)
South America	2,163.5	3,128.5	(31%)
Other	1,323.5	1,417.0	(7%)
Global light vehicle production	72,645.9	87,215.5	(17%)
(1)Production data based on IHS Markit.
(2)Production data for 2019 has been updated from our 2019 Annual Report on Form 10-K to reflect actual production levels.
Our operations in China were impacted first, with most plants in the country closed for several weeks during the first quarter. At the end of the first quarter, all of our facilities in China were operating and capacity utilization was increasing. Beginning in mid-March, our operations in Europe, North America, South America and Asia (outside of China) were impacted, with virtually all of our plants closed at the end of the first quarter and closures continuing throughout April and, in most cases, a portion of May. Although manufacturing resumed gradually, most of our plants in our major markets were operating at pre-COVID-19 levels at the end of the second quarter and throughout the second half of 2020. We experienced significant inefficiencies and incremental costs related to the COVID-19 pandemic in the first half of the year, which diminished toward the end of the second quarter. In the second half of 2020, we experienced less significant but ongoing costs related to personal protective equipment, employee transportation and higher labor costs reflecting an increase in absenteeism.
Although industry production has returned to pre-COVID-19 levels, partially due to our customers' need to replenish inventory levels, it is likely that, for a period of time, the global automotive industry will experience lower demand for new vehicles as a result of the global economic slowdown caused by the COVID-19 pandemic, as new vehicle sales are typically correlated with positive consumer confidence and low unemployment. We are also continuing to monitor our supply base, as well as related production constraints imposed by various governments, to minimize the impact on our manufacturing operations. Further, a resurgence of the virus with corresponding shelter-in-place orders impacting industry production in 2021 could also impact our financial results.
Liquidity actions
In response to the COVID-19 pandemic, we took a number of proactive steps to preserve cash and maximize our financial flexibility, including the reduction of discretionary spending, the implementation of salary reductions and deferrals, the reduction of capital expenditures, the aggressive management of working capital and the suspension of share repurchases and quarterly dividends. We are also continuing to seek opportunities offered under government incentive programs throughout the world. In March 2020, we borrowed $1.0 billion under our revolving credit facility, which was repaid in full in September 2020. With $1.3 billion of cash on hand at the end of the 2020, $1.75 billion of availability under our revolving credit facility and no near-term debt maturities, we believe that we are well positioned to withstand the continuing effects of the COVID-19 pandemic.
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
For risks related to the COVID-19 pandemic, see Part I — Item 1A, "Risk Factors — Pandemics or disease outbreaks, such as COVID-19, have disrupted, and may continue to disrupt, our business, which could adversely affect our financial performance."

Industry Overview
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
Our percentage of consolidated net sales by region in 2020 and 2019 is shown below:

	2020	2019
North America	39%	37%
Europe and Africa	37%	39%
Asia	21%	20%
South America	3%	4%
Total	100%	100%
Our ability to reduce the risks inherent in certain concentrations of business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall.
Key trends affecting our business include electrification, connectivity and autonomy. In addition, our business is affected by the consolidation of automotive manufacturers, as well as new non-traditional entrants to the automotive industry, the collaboration of automotive manufacturers on commonized vehicle platforms, increasing demand for luxury and performance features, including increasing levels of electrical and electronic content, and China’s emergence as the largest automotive market in the world. In particular, we believe that we have a significant opportunity for growth in China with both global and domestic automotive manufacturers. Another key trend benefiting our business is the shift toward crossover and sport utility vehicles, where our content can be significantly higher than our average content per vehicle.
In addition, we believe that demand for energy efficiency and reduced carbon emissions, as well as the demand for enhanced communications and safety, are driving the technology trends of electrification, connectivity and autonomy. We are focused on those trends which provide us with significant business opportunities where we have competitive differentiation and innovative technology. While both of our businesses are powertrain agnostic, we are well positioned to capitalize on these technology trends, each of which is likely to be at the forefront of our industry for the foreseeable future in light of the long-term convergence toward electric, connected and autonomous vehicles.
Our sales and marketing approach addresses these trends, while our strategy focuses on the major imperatives for success as an automotive supplier: quality, service, cost and efficiency, and innovation and technology. We have expanded key component and software capabilities through organic investment and acquisitions to ensure a full complement of the best solutions for our customers. We have restructured, and continue to align, our manufacturing and engineering footprint to attain a leading competitive cost position globally. We have established or expanded activities in new and growing markets, especially China, in support of our customers’ growth initiatives and in pursuit of opportunities with new customers. These initiatives have helped us achieve our financial goals overall, as well as a more balanced regional, customer and vehicle segment diversification in our business.
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

Our material cost as a percentage of net sales was 64.3% in 2020, as compared to 65.0% in 2019 and 64.4% in 2018. Raw material, energy and commodity costs can be volatile, reflecting changes in supply and demand and global trade and tariff policies. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity environment. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See Part I — Item 1A, "Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance," and "— Forward-Looking Statements" below.
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
For further information, see Note 4, "Acquisition," to the consolidated financial statements included in this Report.
Operational Restructuring
In 2020, we incurred pretax restructuring costs of $145 million and related manufacturing inefficiency charges of $5 million, as compared to pretax restructuring costs of $184 million and related manufacturing inefficiency charges of $6 million in 2019. The decrease in restructuring costs in 2020, as compared to 2019, is primarily related to reduced customer actions. None of the individual restructuring actions initiated during 2020 were material.
Our restructuring actions include plant closures and workforce reductions and are initiated to maintain our competitive footprint or are in response to customer initiatives or changes in global and regional automotive markets. Our restructuring actions are designed to maintain or improve our operating results and profitability throughout the automotive industry cycles. Restructuring actions are generally funded within twelve months of initiation and are funded by cash flows from operating activities and existing cash balances. There have been no changes in previously initiated restructuring actions that have resulted (or will result) in a material change to our restructuring costs. We expect to incur approximately $18 million of additional restructuring costs related to activities initiated as of December 31, 2020, all of which are expected to be incurred by the end of 2021. We plan to implement additional restructuring actions in order to align our manufacturing capacity and other costs with prevailing regional automotive production levels. Such future restructuring actions are dependent on market conditions, customer actions and other factors.

For further information, see Note 5, "Restructuring," and Note 15, "Segment Reporting," to the consolidated financial statements included in this Report.
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
In May 2019, we issued $375 million in aggregate principal amount at maturity of senior unsecured notes due in 2029 (the "2029 Notes") and $325 million in aggregate principal amount at maturity of 2049 Notes. The 2029 Notes have a stated coupon rate of 4.25% and were issued at 99.691% of par, resulting in a yield to maturity of 4.288%. The 2049 Notes have a stated coupon rate of 5.25% and were issued at 98.32% of par, resulting in a yield to maturity of 5.363%.
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
For further information, see "— Liquidity and Financial Condition — Capitalization — Senior Notes" below and Note 7 "Debt," to the consolidated financial statements included in this Report.
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
In March 2020, as a proactive measure in response to the COVID-19 pandemic, we borrowed $1.0 billion under the Revolving Credit Facility, which was repaid in full in September 2020, resulting in availability of $1.75 billion as of December 31, 2020.
For further information, see "— Liquidity and Financial Condition — Capitalization — Credit Agreement" below and Note 7, "Debt," to the consolidated financial statements included in this Report.
Share Repurchase Program and Quarterly Cash Dividends
Since the first quarter of 2011, our Board of Directors has authorized $6.1 billion in share repurchases under our common stock share repurchase program. In March 2020, as a proactive measure in response to the COVID-19 pandemic, we suspended share repurchases under our share repurchase program. Prior to the suspension, we repurchased $70 million of shares in 2020 and have a remaining repurchase authorization of $1.4 billion, which will expire on December 31, 2022.
In March 2020, as a proactive measure in response to the COVID-19 pandemic, we suspended our quarterly cash dividend. Prior to the suspension, our Board of Directors declared a cash dividend of $0.77 per share of common stock in the first quarter of 2020. The quarterly cash dividend was reinstated in the fourth quarter of 2020 at $0.25 per share of common stock.
For further information related to our common stock share repurchase program and our quarterly dividends, see Item 5, "Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," "— Liquidity and Financial Condition — Capitalization" below and Note 12, "Capital Stock, Accumulated Other Comprehensive Loss and Equity," to the consolidated financial statements included in this Report.

Other Matters
In 2020, we recognized tax benefits of $34 million related to restructuring charges and various other items and $15 million related to the U.S. deferred tax effect of our foreign branches, partially offset by tax expense of $29 million related to a net increase in valuation allowances on deferred tax assets.
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
As discussed above, our results for the years ended December 31, 2020, 2019 and 2018, reflect the following items (in millions):

For the year ended December 31,	2020	2019	2018
Costs related to restructuring actions, including manufacturing inefficiencies of $5 million in 2020, $6 million in 2019 and $16 million in 2018	$150	$190	$104
Acquisition and other related costs	—	2	1
Pension settlement charge	—	—	5
Litigation	—	1	(17)
Favorable indirect tax ruling in a foreign jurisdiction	—	(2)	(16)
Loss on extinguishment of debt	21	11	—
(Gain) loss related to investments, net	4	(1)	(1)
Tax benefits, net	(20)	(122)	(49)
For further information regarding these items, see Note 4, "Acquisition," Note 5, "Restructuring," Note 6, "Investments in Affiliates and Other Related Party Transactions," Note 7, "Debt," Note 9, "Income Taxes," and Note 10, "Pension and Other Postretirement Benefit Plans," to the consolidated financial statements included in this Report. This section includes forward-looking statements that are subject to risks and uncertainties. For further information regarding these and other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see Part I — Item 1A, "Risk Factors," and "— Forward-Looking Statements" below.

Results of Operations
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

For the year ended December 31,	2020		2019		2018
Net sales
Seating	$12,712.7	74.6%	$15,097.2	76.2%	$16,021.9	75.8%
E-Systems	4,332.8	25.4	4,713.1	23.8	5,126.6	24.2
Net sales	17,045.5	100.0	19,810.3	100.0	21,148.5	100.0
Cost of sales	15,936.6	93.5	18,072.8	91.2	18,830.2	89.0
Gross profit	1,108.9	6.5	1,737.5	8.8	2,318.3	11.0
Selling, general and administrative expenses	588.9	3.5	605.0	3.1	612.8	2.9
Amortization of intangible assets	65.9	0.4	62.3	0.3	51.4	0.2
Interest expense	99.6	0.6	92.0	0.5	84.1	0.4
Other expense, net	55.2	0.3	24.6	0.1	31.6	0.2
Provision for income taxes	93.9	0.6	146.1	0.7	311.9	1.5
Equity in net income of affiliates	(28.5)	(0.2)	(23.2)	(0.1)	(20.2)	(0.1)
Net income attributable to noncontrolling interests	75.4	0.4	77.1	0.4	96.9	0.5
Net income attributable to Lear	$158.5	0.9%	$753.6	3.8%	$1,149.8	5.4%
Year Ended December 31, 2020, Compared With Year Ended December 31, 2019
Net sales for the year ended December 31, 2020 were $17.0 billion, as compared to $19.8 billion for the year ended December 31, 2019, a decrease of $2.8 billion or 14%. Lower production volumes on Lear platforms globally, largely due to the COVID-19 pandemic, negatively impacted net sales by more than $3.3 billion. This decrease was partially offset by the impact of new business in all regions, which increased net sales by more than $0.7 billion.

(in millions)	Cost of Sales
2019	$18,072.8
Material cost	(1,915.9)
Labor and other	(246.7)
Depreciation	26.4
2020	$15,936.6
Cost of sales in 2020 was $15.9 billion, as compared to $18.1 billion in 2019. Lower production volumes on Lear platforms globally, largely due to the COVID-19 pandemic, reduced cost of sales by nearly $2.6 billion. This decrease was partially offset by the impact of new business in all regions, which increase cost of sales by nearly $0.7 billion.
Gross profit and gross margin were $1.1 billion and 6.5% of net sales in 2020, as compared to $1.7 billion and 8.8% of net sales in 2019. Lower production volumes on Lear platforms globally, largely due to the COVID-19 pandemic, and costs related to the COVID-19 pandemic negatively impacted gross profit by $792 million. Favorable operating performance, including the benefit of operational restructuring actions, and lower restructuring costs were partially offset by the impact of selling price reductions. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $589 million for the year ended December 31, 2020, as compared to $605 million for the year ended December 31, 2019. As a percentage of net sales, selling, general and administrative expenses were 3.5% in 2020, as compared to 3.1% in 2019, reflecting the significant decrease in net sales in 2020.
Amortization of intangible assets was $66 million in 2020, as compared to $62 million in 2019.
Interest expense was $100 million in 2020, as compared to $92 million in 2019.
Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, losses on the extinguishment of debt, gains and losses on the disposal of fixed assets, gains and losses on the consolidation and deconsolidation of affiliates, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was $55 million in 2020, as compared to $25 million in 2019. In 2020, we recognized losses of $21 million related to the extinguishment of debt, $13 million related to a pension settlement and $4 million related to the impairment of an investment. In 2019, we recognized losses of $11 million related to the extinguishment of debt and $5 million related to the impairment of an investment and a gain of $4 million related to the deconsolidation of an affiliate.
In 2020, the provision for income taxes was $94 million, representing an effective tax rate of 31.4% on pretax income before equity in net income of affiliates of $299 million. In 2019, the provision for income taxes was $146 million, representing an effective tax rate of 15.3% on pretax income before equity in net income of affiliates of $954 million.
In 2020 and 2019, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In 2020, we recognized tax benefits of $34 million related to restructuring charges and various other items and $15 million related to the U.S. deferred tax effect of our foreign branches and tax expense of $29 million related to a net increase in valuation allowances on deferred tax assets. In 2019, we recognized tax benefits of $29 million related to an increase in our research and development tax credits for the years 2013 through 2018, $18 million related to changes in the tax status of certain affiliates, $14 million related to the U.S. tax impact of the foreign tax credit regulations issued in the fourth quarter of 2019, $5 million related to net reductions in tax reserves, $3 million related to share-based compensation, $12 million related to various tax-related items, including the release of valuation allowances, tax rate changes and audit adjustments, and $52 million related to restructuring charges and various other items, offset by tax expense of $11 million related to the establishment of valuation allowances on the deferred tax assets of foreign subsidiaries. In addition, we recognized a gain of $4 million related to the deconsolidation of an affiliate, for which no tax expense was provided.
For information related to our valuation allowances, see "Other Matters — Significant Accounting Policies and Critical Accounting Estimates — Income Taxes" below.
Equity in net income of affiliates was $29 million for the year ended December 31, 2020, as compared to $23 million for the year ended December 31, 2019.
Net income attributable to Lear was $159 million, or $2.62 per diluted share, in 2020, as compared to $754 million, or $12.75 per diluted share, in 2019. Net income and diluted net income per share decreased for the reasons described above. In addition, diluted net income per share was impacted by the decrease in average shares outstanding between periods.
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
For a reconciliation of consolidated segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates, see Note 15, "Segment Reporting," to the consolidated financial statements included in this Report.
Seating —
A summary of financial measures for our Seating segment is shown below (dollar amounts in millions):

For the year ended December 31,	2020	2019
Net sales	$12,712.7	$15,097.2
Segment earnings (1)	590.5	961.2
Margin	4.6%	6.4%
(1)See definition above.

Seating net sales were $12.7 billion for the year ended December 31, 2020, as compared to $15.1 billion for the year ended December 31, 2019, a decrease of $2.4 billion or (16%). Lower production volumes on Lear platforms globally, largely due to the COVID-19 pandemic, negatively impacted net sales by nearly $2.7 billion. This decrease was partially offset by the impact of new business, which increased net sales by more than $0.4 billion.
Segment earnings, including restructuring costs, and the related margin on net sales were $591 million and 4.6% in 2020, as compared to $961 million and 6.4% in 2019. Lower production volumes on Lear platforms globally, largely due to the COVID-19 pandemic, and costs related to the COVID-19 pandemic negatively impacted segment earnings by $586 million. Favorable operating performance, including the benefit of operational restructuring actions, and lower restructuring costs were partially offset by the impact of selling price reductions.
E-Systems —
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

For the year ended December 31,	2020	2019
Net sales	$4,332.8	$4,713.1
Segment earnings (1)	98.1	366.3
Margin	2.3%	7.8%
(1)See definition above.
E-Systems net sales were $4.3 billion for the year ended December 31, 2020, as compared to $4.7 billion for the year ended December 31, 2019, a decrease of $0.4 billion or 8%. Lower production volumes on Lear platforms globally, largely due to the COVID-19 pandemic, negatively impacted net sales by more than $0.6 billion. This decrease was partially offset by the impact of new business, which increased net sales by nearly $0.3 billion.
Segment earnings, including restructuring costs, and the related margin on net sales were $98 million and 2.3% in 2020, as compared to $366 million and 7.8% in 2019. Lower production volumes on Lear platforms globally, largely due to the COVID-19 pandemic, and costs related to the COVID-19 pandemic negatively impacted segment earnings by $234 million. Improved operating performance was more than offset by the impact of selling price reductions and, to a lesser extent, higher restructuring costs.
Other —
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

For the year ended December 31,	2020	2019
Net sales	$—	$—
Segment earnings (1)	(234.5)	(257.3)
Margin	N/A	N/A
(1)See definition above.
Segment earnings related to our other category were ($235) million in 2020, as compared to ($257) million in 2019, primarily reflecting lower compensation-related costs in 2020.
Year Ended December 31, 2019, Compared With Year Ended December 31, 2018
For a discussion of our results of operations for the year ended December 31, 2019, compared with the year ended December 31, 2018, refer to our Annual Report on Form 10-K for the year ended December 31, 2019.

Liquidity and Financial Condition
Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, operational restructuring actions and debt service requirements. Our principal sources of liquidity are cash flows from operating activities, borrowings under available credit facilities and our existing cash balance.
Adequacy of Liquidity Sources
As of December 31, 2020, we had approximately $1.3 billion of cash and cash equivalents on hand and $1.75 billion in available borrowing capacity under our Revolving Credit Facility. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs for the foreseeable future and to satisfy ordinary course business obligations.
In response to the COVID-19 pandemic, we took a number of proactive steps to preserve cash and maximize our financial flexibility in order to efficiently manage through the COVID-19 pandemic, including:
•Aggressively reducing operating costs, capital expenditures and working capital, including reducing discretionary spending
•Reducing salaried employee costs throughout the organization through salary reductions and deferrals
•Suspending share repurchases and quarterly dividends
•Maximizing opportunities offered under government incentive programs throughout the world
•Reducing the compensation of the Board of Directors
•Reducing hourly factory worker costs through temporary layoffs
•Delaying planned pension funding and deferring other retirement plan contributions
In the second half of the year, we reversed certain of the employee-related austerity measures as industry production recovered and financial performance improved. Further, we announced the restoration of compensation levels for our Board of Directors and executive officers and reinstated the quarterly cash dividend at $0.25 per share of common stock.
In addition, we expect to continue to pay quarterly cash dividends and resume share repurchases pursuant to our common stock share repurchase program (see Item 5, "Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities"). Our future financial results and our ability to continue to meet our liquidity needs are subject to, and will be affected by, cash flows from operations, including the continuing effects of the COVID-19 pandemic, as well as restructuring activities, automotive industry conditions, the financial condition of our customers and suppliers and other related factors. Additionally, an economic downturn or reduction in production levels could negatively impact our financial condition. For further discussion of the risks and uncertainties affecting our cash flows from operations and our overall liquidity, see Part I — Item 1A, "Risk Factors," and "— Executive Overview" above and "— Forward-Looking Statements" below.
Cash Provided by Subsidiaries
A substantial portion of our operating income is generated by our subsidiaries. As a result, we are dependent on the earnings and cash flows of and the combination of dividends, royalties, intercompany loan repayments and other distributions and advances from our subsidiaries to provide the funds necessary to meet our obligations.
As of December 31, 2020 and 2019, cash and cash equivalents of $780 million and $895 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans and the payment of dividends, without creating additional income tax expense. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information regarding potential dividends from our non-U.S. subsidiaries, see "— Adequacy of Liquidity Sources" above and Note 9, "Income Taxes," to the consolidated financial statements included in this Report.

Cash Flows
Year Ended December 31, 2020, Compared with Year Ended December 31, 2019
A summary of net cash provided by operating activities is shown below (in millions):

For the year ended December 31,	2020	2019	Increase (Decrease) in Operating Cash Flow
Consolidated net income and depreciation and amortization	$774	$1,341	$(567)
Net change in working capital items:
Accounts receivable	(165)	(116)	(49)
Inventory	(108)	(69)	(39)
Other current assets	(63)	71	(134)
Accounts payable	214	(6)	220
Accrued liabilities	55	94	(39)
Net change in working capital items	(67)	(26)	(41)
Other	(44)	(31)	(13)
Net cash provided by operating activities	$663	$1,284	$(621)
In 2020 and 2019, net cash provided by operating activities was $663 million and $1,284 million, respectively. The overall decrease in operating cash flows of $621 million was primarily attributable to lower earnings in 2020. Increases in accounts receivable, inventory and accounts payable primarily reflect higher production volumes at the end of 2020, as compared to the end of 2019.
Net cash used in investing activities was $469 million in 2020, as compared to $922 million in 2019. In 2019, we paid $322 million for the acquisition of Xevo. In 2020, capital spending was $452 million, reflecting a delay in certain program launches and a reduction in discretionary spending in response to the COVID-19 pandemic, as compared to $604 million in 2019. Capital spending in 2021 is estimated at $600 million.
Net cash used in financing activities was $412 million in 2020, as compared to $362 million in 2019. As a proactive measure in response to the COVID-19 pandemic, we borrowed $1.0 billion under the Revolving Credit Facility in the first quarter of 2020, which was repaid in full in the third quarter of 2020. In 2020, we received net proceeds of $669 million related to the issuance of 2030 and 2049 Notes and paid $6 million of related issuance costs and $667 million related to the redemption of the outstanding 2025 Notes. Also in 2020, we paid $70 million for repurchases of our common stock, $67 million of dividends to Lear stockholders and $123 million of dividends to noncontrolling interest holders. In 2019, we received net proceeds of $693 million related to the issuance of 2029 and 2049 Notes and paid $7 million of related issuance costs and $334 million related to the redemption of the outstanding 2024 Notes. Also in 2019, we paid $385 million for repurchases of our common stock, $186 million of dividends to Lear stockholders and $79 million of dividends to noncontrolling interest holders.
For further information regarding our 2020 and 2019 financing transactions, see "— Capitalization" below and Note 7, "Debt," and Note 12, "Capital Stock, Accumulated Other Comprehensive Loss and Equity," to the consolidated financial statements included in this Report.
Year Ended December 31, 2019, Compared with Year Ended December 31, 2018
For a discussion of our cash flows for the year ended December 31, 2019, compared with the year ended December 31, 2018, refer to our Annual Report on Form 10-K for the year ended December 31, 2019.
Capitalization
From time to time, we utilize uncommitted lines of credit to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries, in addition to cash provided by operating activities. As of December 31, 2020, we had no short-term debt balances outstanding. As of December 31, 2019, we had short-term debt balances outstanding of $19 million. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors.

Senior Notes
As of December 31, 2020, our senior notes (collectively, the "Notes") consist of the amounts shown below (in millions, except stated coupon rates):

Note	Aggregate Principal Amount at Maturity	Stated Coupon Rate
Senior unsecured notes due 2027 (the "2027 Notes")	$750	3.80%
Senior unsecured notes due 2029 (the "2029 Notes")	375	4.25%
2030 Notes	350	3.50%
2049 Notes	625	5.25%
	$2,100
The issue, maturity and interest payment dates of the Notes are shown below:

Note	Issuance Date	Maturity Date	Interest Payment Dates
2027 Notes	August 2017	September 15, 2027	March 15 and September 15
2029 Notes	May 2019	May 15, 2029	May 15 and November 15
2030 Notes	February 2020	May 30, 2030	May 30 and November 30
2049 Notes	May 2019 and February 2020	May 15, 2049	May 15 and November 15
In 2020, we issued $350 million in aggregate principal amount at maturity of 2030 Notes and an additional $300 million in aggregate principal amount at maturity of 2049 Notes. The 2030 Notes have a stated coupon rate of 3.5% and were issued at 99.774% of par, resulting in a yield to maturity of 3.525%. The 2049 Notes have a stated coupon rate of 5.25% and were issued at 106.626% of par, resulting in a yield to maturity of 4.821%.
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
The indentures governing the Notes contain certain restrictive covenants and customary events of default. As of December 31, 2020, we were in compliance with all covenants under the indentures governing the Notes.
For further information related to the Notes, including information on early redemption, covenants and events of default, see Note 7, "Debt," to the consolidated financial statements included in this Report and the indentures governing the Notes which have been incorporated by reference as exhibits to this Report.
Credit Agreement
Our Credit Agreement, dated August 8, 2017, consists of a $1.75 billion Revolving Credit Facility and a $250 million Term Loan Facility. In 2020, we entered into an agreement to extend the maturity date of the Revolving Credit Facility by one year to August 8, 2024, and paid related issuance costs of $1 million. The maturity date of the Term Loan Facility is August 8, 2022. As of December 31, 2020 and 2019, there were no borrowings outstanding under the Revolving Credit Facility and $220 million and $234 million, respectively, outstanding under the Term Loan Facility.
In March 2020, as a proactive measure in response to the COVID-19 pandemic, we borrowed $1.0 billion under the Revolving Credit Facility, which was repaid in full in September 2020.
The Credit Agreement contains various financial and other covenants that require us to remain below a maximum leverage coverage ratio. As of December 31, 2020, we were in compliance with all covenants under the Credit Agreement. Although we expect to maintain compliance with all covenants, the impact of the COVID-19 pandemic may negatively affect our ability to comply with certain of these covenants. In the event that we are unable to maintain compliance with such covenants, we expect to obtain an amendment or waiver from our lenders, refinance the indebtedness subject to the covenants or take other mitigating actions prior to a potential breach.

For further information related to the Credit Agreement, including information on pricing, covenants and events of default, see Note 7, "Debt," to the consolidated financial statements included in this Report and the amended and restated credit agreement, which has been incorporated by reference as an exhibit to this Report.
Accounts Receivable Factoring
During the second quarter of 2020, we entered into an uncommitted factoring arrangement which provides for aggregate purchases of specified customer accounts in North America. The factoring arrangement results in true sales of the factored receivables, which are excluded from amounts reported in the consolidated balance sheets when the receivables are factored in accordance with ASC 860, "Transfers and Servicing." There were no receivables factored during 2020. We cannot provide any assurances that the factoring arrangement will be available or utilized in the future.
Contractual Obligations
The scheduled maturities of the Notes, obligations under the Credit Agreement and scheduled interest payments on the Notes as of December 31, 2020, are shown below (in millions):

	2021	2022	2023	2024	2025	Thereafter	Total
Senior notes	$—	$—	$—	$—	$—	$2,100	$2,100
Credit agreement — term loan facility	14	206	—	—	—	—	220
Scheduled interest payments	90	90	90	90	90	937	1,387
Total	$104	$296	$90	$90	$90	$3,037	$3,707
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
We may be required to make significant cash outlays related to our unrecognized tax benefits, including interest and penalties. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits, including interest and penalties, of $49 million as of December 31, 2020, have been excluded from the contractual obligations table above. For further information related to our unrecognized tax benefits, see Note 9, "Income Taxes," to the consolidated financial statements included in this Report.
We also have minimum funding requirements with respect to our pension obligation. We may elect to make contributions in excess of the minimum funding requirements in response to investment performance or changes in interest rates or when we believe that it is financially advantageous to do so and based on our other cash requirements. Our minimum funding requirements after 2021 will depend on several factors, including investment performance and interest rates. Our minimum funding requirements may also be affected by changes in applicable legal requirements. Our minimum required contributions to our domestic and foreign pension plans, including distributions to participants in certain of our non-qualified defined benefit plans, are expected to be approximately $5 million to $10 million in 2021. We also have payments due with respect to our postretirement benefit obligation. We do not fund our postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees. We expect payments related to our postretirement benefit obligation to be approximately $5 million in 2021.
For further information related to our pension and other postretirement benefit plans, see "— Other Matters — Pension and Other Postretirement Benefit Plans" below and Note 10, "Pension and Other Postretirement Benefit Plans," to the consolidated financial statements included in this Report.
Common Stock Share Repurchase Program
See Item 5, "Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

Dividends
In March 2020, as a proactive measure in response to the COVID-19 pandemic, we suspended our quarterly cash dividend. Prior to the suspension, our Board of Directors declared a cash dividend of $0.77 per share of common stock in the first quarter of 2020. The quarterly cash dividend was reinstated in the fourth quarter of 2020 at $0.25 per share of common stock. In 2019 and 2018, our Board of Directors declared quarterly cash dividends of $0.75 and $0.70, respectively, per share of common stock.
We currently expect to pay quarterly cash dividends in the future, although such payments are at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors that our Board of Directors may consider at its discretion. See "— Forward-Looking Statements" below and Note 7, "Debt," to the consolidated financial statements included in this Report.
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
A summary of the notional amount and estimated aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

December 31,	2020	2019
Notional amount (contract maturities < 24 months)	$2,494	$2,163
Fair value	48	50
Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Chinese renminbi, the Thai baht, the Japanese yen, the Brazilian real and the Honduran lempira. A sensitivity analysis of our net transactional exposure is shown below (in millions):

		Potential Earnings Benefit (Adverse Earnings Impact)
December 31,	Hypothetical Strengthening % (1)	2020	2019
U.S. dollar	10%	$23	$(16)
Euro	10%	(4)	19
(1)     Relative to all other currencies to which it is exposed for a twelve-month period.
A sensitivity analysis related to the aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

		Estimated Change in Fair Value
December 31,	Hypothetical Change % (2)	2020	2019
U.S. dollar	10%	$80	$50
Euro	10%	59	69
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
In addition to the transactional exposure described above, our operating results are impacted by the translation of our foreign operating income into U.S. dollars ("translational exposure"). In 2020, net sales outside of the United States accounted for 79% of our consolidated net sales, although certain non-U.S. sales are U.S. dollar denominated. We do not enter into foreign exchange contracts to mitigate our translational exposure.
Commodity Prices
Raw material, energy and commodity costs can be volatile, reflecting changes in supply and demand and global trade and tariff policies. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity cost environment. If these costs increase, it could have an adverse impact on our operating results in the foreseeable future. See Part I — Item 1A, "Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance," and "— Forward-Looking Statements" below.
We have commodity price risk with respect to purchases of certain raw materials, including steel, copper, diesel fuel, chemicals, resins and leather. Our main cost exposures relate to steel, copper and leather. The majority of the steel used in our products is comprised of fabricated components that are integrated into a seat system, such as seat frames, recliner mechanisms, seat tracks and other mechanical components. Therefore, our exposure to changes in steel prices is primarily indirect, through these purchased components. Approximately 92% of our copper purchases and a significant portion of our leather purchases are subject to price index agreements with our customers and suppliers.
For further information related to the financial instruments described above, see Note 16, "Financial Instruments," to the consolidated financial statements included in this Report.
Other Matters
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of December 31, 2020, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $17 million. In addition, as of December 31, 2020, we had recorded reserves for product liability and warranty claims and environmental matters of $49 million and $9 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Part I — Item 1A, "Risk Factors." For a more complete description of our outstanding material legal proceedings, see Note 14, "Commitments and Contingencies," to the consolidated financial statements included in this Report.
Significant Accounting Policies and Critical Accounting Estimates
Our significant accounting policies are more fully described in Note 3, "Summary of Significant Accounting Policies," to the consolidated financial statements included in this Report. Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. Accordingly, actual results in these areas may differ significantly from our estimates.
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
Approximately 6% of our active workforce is covered by defined benefit pension plans. Pension plans provide benefits based on plan-specific benefit formulas as defined by the applicable plan documents. Postretirement benefit plans generally provide for the continuation of medical benefits for eligible retirees. We also have contractual arrangements with certain employees which provide for supplemental retirement benefits. In general, our policy is to fund our pension benefit obligation based on legal requirements, tax and liquidity considerations and local practices. We do not fund our postretirement benefit obligation.
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

Key assumptions are shown below:

	Pension	Other Postretirement
Benefit obligations as of December 31, 2020	$1,094	$89
Discount rate -
Domestic plans	2.6%	2.4%
Foreign plans	2.0%	2.5%
Net periodic benefit cost for the year ended December 31, 2020	$14	$1
Discount rate -
Domestic plans	3.4%	3.2%
Foreign plans	2.6%	3.1%
Expected return on plan assets -
Domestic plans	5.8%	N/A
Foreign plans	5.4%	N/A
Net periodic benefit cost (credit) for the year ending December 31, 2021 (1)	$(2)	$1
Discount rate -
Domestic plans	2.6%	2.4%
Foreign plans	2.0%	2.5%
Expected return on plan assets -
Domestic plans	5.8%	N/A
Foreign plans	5.2%	N/A
(1)     Forecasted.
The sensitivity to a 100 basis point ("bp") decrease in the discount rate and expected return on plan assets is shown below (in millions):

	Increase in Benefit Obligation		Increase in 2021 Net Periodic Benefit Cost
	Pension	Other Postretirement	Pension	Other Postretirement
100 bp decrease in discount rate	$176	$11	$—	$—
100 bp decrease in expected return on plan assets	N/A	N/A	$8	N/A
For further information related to our pension and other postretirement benefit plans, see "— Liquidity and Financial Condition — Capitalization — Contractual Obligations" above and Note 10, "Pension and Other Postretirement Benefit Plans," to the consolidated financial statements included in this Report.
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
As of December 31, 2020, we had a valuation allowance related to tax loss and credit carryforwards and other deferred tax assets of $19 million in the United States and $379 million in several international jurisdictions. If operating results improve or decline on a continual basis in a particular jurisdiction, our decision regarding the need for a valuation allowance could change, resulting in either the initial recognition or reversal of a valuation allowance in that jurisdiction, which could have a significant impact on income tax expense in the period recognized and subsequent periods. In determining the provision for income taxes for financial statement purposes, we make certain estimates and judgments, which affect our evaluation of the carrying value of our deferred tax assets, as well as our calculation of certain tax liabilities.
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
For further information, see "— Forward-Looking Statements" below and Note 9, "Income Taxes," to the consolidated financial statements included in this Report.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2020, there were no material changes in the methods or policies used to establish estimates and assumptions. Other matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of fixed and intangible assets, unsettled pricing discussions with customers and suppliers, restructuring accruals, deferred tax asset valuation allowances and income taxes, pension and other postretirement benefit plan assumptions, accruals related to litigation, warranty and environmental remediation costs and self-insurance accruals. Actual results may differ significantly from our estimates.
Recently Issued Accounting Pronouncements
For information on the impact of recently issued accounting pronouncements, see Note 18, "Accounting Pronouncements," to the consolidated financial statements included in this Report.
Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. The words "will," "may," "designed to," "outlook," "believes," "should," "anticipates," "plans," "expects," "intends," "estimates," "forecasts" and similar expressions identify certain of these forward-looking statements. We also may provide forward-looking statements in oral statements or other written materials released to the public. All such forward-looking statements contained or incorporated in this Report or in any other public statements which address operating performance, events or developments that we expect or anticipate may occur in the future, including, without limitation, statements related to business opportunities, awarded sales contracts, sales backlog and ongoing commercial arrangements, or statements expressing views about future operating results, are forward-looking statements. Actual results may differ materially from any or all forward-looking statements made by us. Important factors, risks and uncertainties that may cause actual results to differ materially from anticipated results include, but are not limited to:
•general economic conditions in the markets in which we operate, including changes in interest rates or currency exchange rates;
•the impact of the COVID-19 pandemic on our business and the global economy;
•changes in actual industry vehicle production levels from our current estimates;
•fluctuations in the production of vehicles or the loss of business with respect to, or the lack of commercial success of, a vehicle model for which we are a significant supplier;
•the outcome of customer negotiations and the impact of customer-imposed price reductions;
•the cost and availability of raw materials, energy, commodities and product components and our ability to mitigate such costs;
•disruptions in relationships with our suppliers;
•the financial condition of and adverse developments affecting our customers and suppliers;

•risks associated with conducting business in foreign countries;
•currency controls and the ability to economically hedge currencies;
•global sovereign fiscal matters and creditworthiness, including potential defaults and the related impacts on economic activity, including the possible effects on credit markets, currency values, monetary unions, international treaties and fiscal policies;
•competitive conditions impacting us and our key customers and suppliers;
•labor disputes involving us or our significant customers or suppliers or that otherwise affect us;
•the operational and financial success of our joint ventures;
•the impact and timing of program launch costs and our management of new program launches;
•changes in discount rates and the actual return on pension assets;
•impairment charges initiated by adverse industry or market developments;
•our ability to execute our strategic objectives;
•limitations imposed by our existing indebtedness and our ability to access capital markets on commercially reasonable terms;
•changes affecting the availability of LIBOR;
•disruptions to our information technology systems, or those of our customers or suppliers, including those related to cybersecurity;
•increases in our warranty, product liability or recall costs;
•the outcome of legal or regulatory proceedings to which we are or may become a party;
•the impact of pending legislation and regulations or changes in existing federal, state, local or foreign laws or regulations;
•the impact of regulations on our foreign operations;
•costs associated with compliance with environmental laws and regulations;
•developments or assertions by or against us relating to intellectual property rights;
•the impact of potential changes in tax and trade policies in the United States and related actions by countries in which we do business;
•the anticipated changes in economic and other relationships between the United Kingdom and the European Union; and
•other risks, described in Part I — Item 1A, "Risk Factors," as well as the risks and information provided from time to time in our filings with the Securities and Exchange Commission.
The forward-looking statements in this Report are made as of the date hereof, and we do not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date hereof.

ITEM 8 – CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Lear Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lear Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 10, 2021, expressed an unqualified opinion thereon.
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

Revenue recognition
Description of the Matter	As discussed in Note 3, Summary of Significant Accounting Policies, the Company’s sales contracts with its customers may provide for annual price reductions over the production life of the vehicle. Prices may also be adjusted on an ongoing basis to reflect changes in product content, product cost and other commercial factors. Some of these price adjustments are non-routine in nature. The amount of revenue recognized by the Company reflects the consideration that the Company expects to be entitled to in exchange for its products based on annual purchase orders, annual price reductions and ongoing price adjustments.

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
February 10, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Lear Corporation
Opinion on Internal Control over Financial Reporting
We have audited Lear Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lear Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated February 10, 2021, expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Detroit, Michigan
February 10, 2021

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

December 31,	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$1,306.7	$1,487.7
Accounts receivable	3,269.2	2,982.6
Inventories	1,401.1	1,258.2
Other	799.7	678.2
Total current assets	6,776.7	6,406.7
Long-Term Assets:
Property, plant and equipment, net	2,736.2	2,704.2
Goodwill	1,655.8	1,614.3
Other	2,029.9	1,955.5
Total long-term assets	6,421.9	6,274.0
Total assets	$13,198.6	$12,680.7
Liabilities and Equity
Current Liabilities:
Short-term borrowings	$—	$19.2
Accounts payable and drafts	3,141.6	2,821.7
Accrued liabilities	1,920.9	1,811.2
Current portion of long-term debt	14.2	14.1
Total current liabilities	5,076.7	4,666.2
Long-Term Liabilities:
Long-term debt	2,300.3	2,293.7
Other	1,206.7	1,101.3
Total long-term liabilities	3,507.0	3,395.0

Redeemable noncontrolling interest	—	118.4

Equity:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 shares of Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 64,571,405 and 64,563,291 shares issued as of December 31, 2020 and 2019, respectively	0.6	0.6
Additional paid-in capital	963.6	969.1
Common stock held in treasury, 4,519,891 and 4,127,806 shares as of December 31, 2020 and 2019, respectively, at cost	(598.6)	(563.1)
Retained earnings	4,806.8	4,715.8
Accumulated other comprehensive loss	(705.1)	(772.7)
Lear Corporation stockholders’ equity	4,467.3	4,349.7
Noncontrolling interests	147.6	151.4
Equity	4,614.9	4,501.1
Total liabilities and equity	$13,198.6	$12,680.7
The accompanying notes are an integral part of these consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except share and per share data)

For the year ended December 31,	2020	2019	2018
Net sales	$17,045.5	$19,810.3	$21,148.5
Cost of sales	15,936.6	18,072.8	18,830.2
Selling, general and administrative expenses	588.9	605.0	612.8
Amortization of intangible assets	65.9	62.3	51.4
Interest expense	99.6	92.0	84.1
Other expense, net	55.2	24.6	31.6
Consolidated income before provision for income taxes and equity in net income of affiliates	299.3	953.6	1,538.4
Provision for income taxes	93.9	146.1	311.9
Equity in net income of affiliates	(28.5)	(23.2)	(20.2)
Consolidated net income	233.9	830.7	1,246.7
Less: Net income attributable to noncontrolling interests	75.4	77.1	96.9
Net income attributable to Lear	$158.5	$753.6	$1,149.8

Basic net income per share available to Lear common stockholders	$2.63	$12.80	$17.35

Diluted net income per share available to Lear common stockholders	$2.62	$12.75	$17.22

Average common shares outstanding	60,254,380	61,697,192	65,672,164

Average diluted shares outstanding	60,426,962	61,923,528	66,161,816
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

For the year ended December 31,	2020	2019	2018
Consolidated net income	$233.9	$830.7	$1,246.7
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	(59.3)	(44.8)	11.2
Derivative instruments and hedging activities	2.8	19.5	13.2
Foreign currency translation adjustments	139.7	(45.1)	(233.0)
Total other comprehensive income (loss)	83.2	(70.4)	(208.6)
Consolidated comprehensive income	317.1	760.3	1,038.1
Less: Comprehensive income attributable to noncontrolling interests	91.0	73.6	80.7
Comprehensive income attributable to Lear	$226.1	$686.7	$957.4
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except share data)

	Redeemable Non- controlling Interests	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury	Retained Earnings
Balance as of December 31, 2017	$153.4	$0.7	$1,215.4	$(724.1)	$4,171.9
Comprehensive income (loss):	—
Net income	12.9	—	—	—	1,149.8
Other comprehensive income (loss)	(9.4)	—	—	—	—
Total comprehensive income (loss)	3.5	—	—	—	1,149.8
Adoption of ASU 2016-16 (Note 9, "Income Taxes")	—	—	—	—	2.3
Stock-based compensation	—	—	41.4	—	—
Net issuances of 374,267 shares held in treasury in settlement of stock-based compensation	—	—	(81.5)	34.0	—
Repurchases of 4,308,418 shares of common stock at an average price of $163.69 per share	—	—	—	(705.2)	—
Retirement of 8,000,000 shares held in treasury at average price of $146.27 per share	—	(0.1)	(155.9)	1,170.2	(1,014.2)
Dividends declared to Lear Corporation stockholders	—	—	—	—	(185.8)
Dividends declared to noncontrolling interests	(9.2)	—	—	—	—
Affiliate transaction	—	—	—	—	—
Acquisition of outstanding noncontrolling interests	—	—	(2.0)	—	—
Noncontrolling interests — other	—	—	—	—	—
Redeemable noncontrolling interest adjustment	10.4	—	—	—	(10.4)
Balance as of December 31, 2018	$158.1	$0.6	$1,017.4	$(225.1)	$4,113.6
Comprehensive income (loss):
Net income	1.8	—	—	—	753.6
Other comprehensive income (loss)	(1.8)	—	—	—	—
Total comprehensive income (loss)	—	—	—	—	753.6
Stock-based compensation	—	—	23.3	—	—
Net issuances of 314,953 shares held in treasury in settlement of stock-based compensation	—	—	(71.6)	42.4	(2.1)
Repurchases of 2,819,081 shares of common stock at an average price of $134.95 per share	—	—	—	(380.4)	—
Dividends declared to Lear Corporation stockholders	—	—	—	—	(186.3)
Dividends declared to noncontrolling interests	(2.7)	—	—	—	—
Noncontrolling interests — other	—	—	—	—	—
Disposal of noncontrolling interests	—	—	—	—	—
Redeemable noncontrolling interest adjustment	(37.0)	—	—	—	37.0
Balance as of December 31, 2019	$118.4	$0.6	$969.1	$(563.1)	$4,715.8
Comprehensive income (loss):
Net income	(3.5)	—	—	—	158.5
Other comprehensive income (loss)	7.7	—	—	—	—
Total comprehensive income (loss)	4.2	—	—	—	158.5
Adoption of ASU 2016-13 (Note 3, "Accounts Receivable")	—	—	—	—	(0.8)
Stock-based compensation	—	—	40.0	—	—
Net issuances of 249,064 shares held in treasury in settlement of stock-based compensation	—	—	(46.9)	34.5	(3.5)
Repurchases of 641,149 shares of common stock at an average price of $109.22 per share	—	—	—	(70.0)	—
Dividends declared to Lear Corporation stockholders	—	—	—	—	(62.1)
Dividends declared to noncontrolling interests	(26.8)	—	—	—	—
Acquisition of outstanding noncontrolling interests	(96.9)	—	1.4	—	—
Redeemable noncontrolling interest adjustment	1.1	—	—	—	(1.1)
Balance as of December 31, 2020	$—	$0.6	$963.6	$(598.6)	$4,806.8
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(In millions, except share data)

	Accumulated Other Comprehensive Loss, net of tax
	Defined Benefit Plans	Derivative Instruments and Hedge Activities	Cumulative Translation Adjustments	Lear Corporation Stockholders’ Equity	Non-controlling Interests	Equity
Balance as of December 31, 2017	$(184.0)	$(22.9)	$(306.5)	$4,150.5	$142.1	$4,292.6
Comprehensive income (loss):
Net income	—	—	—	1,149.8	84.0	1,233.8
Other comprehensive income (loss)	11.2	13.2	(216.8)	(192.4)	(6.8)	(199.2)
Total comprehensive income (loss)	11.2	13.2	(216.8)	957.4	77.2	1,034.6
Adoption of ASU 2016-16 (Note 9, "Income Taxes")	—	—	—	2.3	—	2.3
Stock-based compensation	—	—	—	41.4	—	41.4
Net issuances of 374,267 shares held in treasury in settlement of stock-based compensation	—	—	—	(47.5)	—	(47.5)
Repurchases of 4,308,418 shares of common stock at an average price of $163.69 per share	—	—	—	(705.2)	—	(705.2)
Retirement of 8,000,000 shares held in treasury at average price of $146.27 per share	—	—	—	—	—	—
Dividends declared to Lear Corporation stockholders	—	—	—	(185.8)	—	(185.8)
Dividends declared to noncontrolling interests	—	—	—	—	(70.0)	(70.0)
Affiliate transaction	—	—	—	—	14.0	14.0
Acquisition of outstanding noncontrolling interests	—	—	—	(2.0)	—	(2.0)
Noncontrolling interests — other	—	—	—	—	(3.4)	(3.4)
Redeemable noncontrolling interest adjustment	—	—	—	(10.4)	—	(10.4)
Balance as of December 31, 2018	$(172.8)	$(9.7)	$(523.3)	$4,200.7	$159.9	$4,360.6
Comprehensive income (loss):
Net income	—	—	—	753.6	75.3	828.9
Other comprehensive income (loss)	(44.8)	19.5	(41.6)	(66.9)	(1.7)	(68.6)
Total comprehensive income (loss)	(44.8)	19.5	(41.6)	686.7	73.6	760.3
Stock-based compensation	—	—	—	23.3	—	23.3
Net issuances of 314,953 shares held in treasury in settlement of stock-based compensation	—	—	—	(31.3)	—	(31.3)
Repurchases of 2,819,081 shares of common stock at an average price of $134.95 per share	—	—	—	(380.4)	—	(380.4)
Dividends declared to Lear Corporation stockholders	—	—	—	(186.3)	—	(186.3)
Dividends declared to noncontrolling interests	—	—	—	—	(76.3)	(76.3)
Noncontrolling interests — other	—	—	—	—	(0.2)	(0.2)
Disposal of noncontrolling interests	—	—	—	—	(5.6)	(5.6)
Redeemable noncontrolling interest adjustment	—	—	—	37.0	—	37.0
Balance as of December 31, 2019	$(217.6)	$9.8	$(564.9)	$4,349.7	$151.4	$4,501.1
Comprehensive income (loss):
Net income	—	—	—	158.5	78.9	237.4
Other comprehensive income (loss)	(59.3)	2.8	124.1	67.6	7.9	75.5
Total comprehensive income (loss)	(59.3)	2.8	124.1	226.1	86.8	312.9
Adoption of ASU 2016-13 (Note 3, "Accounts Receivable")	—	—	—	(0.8)	—	(0.8)
Stock-based compensation	—	—	—	40.0	—	40.0
Net issuances of 249,064 shares held in treasury in settlement of stock-based compensation	—	—	—	(15.9)	—	(15.9)
Repurchases of 641,149 shares of common stock at an average price of $109.22 per share	—	—	—	(70.0)	—	(70.0)
Dividends declared to Lear Corporation stockholders	—	—	—	(62.1)	—	(62.1)
Dividends declared to noncontrolling interests	—	—	—	—	(90.6)	(90.6)
Acquisition of outstanding noncontrolling interests	—	—	—	1.4	—	1.4
Redeemable noncontrolling interest adjustment	—	—	—	(1.1)	—	(1.1)
Balance as of December 31, 2020	$(276.9)	$12.6	$(440.8)	$4,467.3	$147.6	$4,614.9
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

For the year ended December 31,	2020	2019	2018
Cash Flows from Operating Activities:
Consolidated net income	$233.9	$830.7	$1,246.7
Adjustments to reconcile consolidated net income to net cash provided by operating activities –
Equity in net income of affiliates	(28.5)	(23.2)	(20.2)
Loss on extinguishment of debt	21.1	10.6	—
Impairment charges	31.9	14.5	6.1
Deferred tax (benefit) provision	(84.7)	(38.2)	86.7
Depreciation and amortization	539.9	509.9	484.4
Stock-based compensation	40.0	23.3	41.4
Net change in recoverable customer engineering, development and tooling	(47.0)	(32.4)	54.4
Net change in working capital items (see below)	(66.9)	(25.5)	(118.9)
Changes in other long-term liabilities	8.3	5.0	(23.0)
Changes in other long-term assets	(26.5)	(10.1)	(16.7)
Other, net	41.6	19.7	38.9
Net cash provided by operating activities	663.1	1,284.3	1,779.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(452.3)	(603.9)	(677.0)
Acquisition of Xevo, net of cash acquired	—	(321.7)	—
Other, net	(16.5)	3.2	(16.5)
Net cash used in investing activities	(468.8)	(922.4)	(693.5)
Cash Flows from Financing Activities:
Revolving credit facility borrowings	1,000.0	—	—
Revolving credit facility repayments	(1,000.0)	—	—
Proceeds from the issuance of senior notes	669.1	693.3	—
Redemption of senior notes	(667.1)	(333.7)	—
Term loan repayments	(14.1)	(7.8)	(6.3)
Short-term borrowings (repayments), net	(19.3)	9.5	7.3
Payment of debt issuance and other financing costs	(7.0)	(6.5)	—
Repurchase of common stock	(70.0)	(384.7)	(704.9)
Dividends paid to Lear Corporation stockholders	(67.3)	(186.3)	(186.3)
Dividends paid to noncontrolling interests	(123.3)	(78.9)	(79.1)
Other, net	(112.7)	(66.8)	(61.2)
Net cash used in financing activities	(411.7)	(361.9)	(1,030.5)
Effect of foreign currency translation	21.5	(9.4)	(36.4)
Net Change in Cash, Cash Equivalents and Restricted Cash	(195.9)	(9.4)	19.4
Cash, Cash Equivalents and Restricted Cash as of Beginning of Period	1,510.4	1,519.8	1,500.4
Cash, Cash Equivalents and Restricted Cash as of End of Period	$1,314.5	$1,510.4	$1,519.8
Changes in Working Capital Items:
Accounts receivable	$(164.7)	$(116.2)	$230.8
Inventories	(107.7)	(69.1)	(32.5)
Accounts payable	214.0	(5.5)	(199.3)
Accrued liabilities and other	(8.5)	165.3	(117.9)
Net change in working capital items	$(66.9)	$(25.5)	$(118.9)
Supplementary Disclosure:
Cash paid for interest	$117.8	$104.4	$97.1
Cash paid for income taxes, net of refunds received of $32.5 million in 2020, $69.4 million in 2019 and $40.6 million in 2018	$141.5	$172.1	$279.2
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
(2) Impact of COVID-19 Pandemic
Unprecedented industry disruptions related to the COVID-19 pandemic impacted operations in every region of the world. The Company's operations in China were impacted first, with most plants in the country closed for several weeks during the first quarter. At the end of the first quarter, all of the Company's facilities in China were operating and capacity utilization was increasing. Beginning in mid-March, the Company's operations in Europe, North America, South America and Asia (outside of China) were impacted, with virtually all of its plants closed at the end of the first quarter and closures continuing throughout April and, in most cases, a portion of May. Although manufacturing resumed gradually, most of the Company's plants in its major markets were operating at pre-COVID-19 levels at the end of the second quarter and throughout the second half of 2020. The Company experienced significant inefficiencies and incremental costs related to the COVID-19 pandemic in the first half of the year, which diminished toward the end of the second quarter. In the second half of 2020, the Company experienced less significant but ongoing costs related to personal protective equipment, employee transportation and higher labor costs reflecting an increase in absenteeism.
Various government programs have been enacted to provide financial relief for businesses affected by the COVID-19 pandemic. In the year ended December 31, 2020, the Company recognized approximately $98 million of government assistance primarily related to the reimbursement of certain employee costs. The Company recognizes such assistance as a reduction of the related costs as such costs are incurred and the Company is reasonably assured to receive payment.
Although industry production has returned to pre-COVID-19 levels, partially due to the customers' need to replenish inventory levels, it is likely that, for a period of time, the global automotive industry will experience lower demand for new vehicles as a result of the global economic slowdown caused by the COVID-19 pandemic, as new vehicle sales are typically correlated with positive consumer confidence and low unemployment. The Company is also continuing to monitor its supply base, as well as related production constraints imposed by various governments, to minimize the impact on its manufacturing operations. Further, a resurgence of the virus with corresponding shelter-in-place orders impacting industry production in 2021 could also impact the Company's financial results.
The accompanying consolidated financial statements reflect estimates and assumptions made by management as of December 31, 2020, and for the year then ended. Such estimates and assumptions affect, among other things, the Company's goodwill, long-lived asset and indefinite-lived intangible asset valuations; inventory valuations; valuation of deferred income taxes and income tax contingencies; and credit losses related to our financial instruments. Events and circumstances arising after December 31, 2020, including those resulting from the impact of the COVID-19 pandemic, will be reflected in management's estimates and assumptions in future periods.
For more information related to goodwill, see Note 3, "Summary of Significant Accounting Policies — Impairment of Goodwill and Intangible Assets." For more information related to income taxes, see Note 3, "Summary of Significant Accounting Policies — Income Taxes," and Note 9, "Income Taxes."
(3) Summary of Significant Accounting Policies
Consolidation
Lear consolidates all entities, including variable interest entities, in which it has a controlling financial interest. Investments in affiliates in which Lear does not have control, but does have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method (Note 6, "Investments in Affiliates and Other Related Party Transactions").

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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
Accounts Receivable
The Company records accounts receivable as title is transferred to its customers. The Company’s customers are the world’s major automotive manufacturers. Generally, the Company does not require collateral for its accounts receivable.
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
The Company’s allowance for credit losses on financial assets measured at amortized cost, primarily accounts receivable, reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. The Company also considers geographic and segment specific risk factors in the development of expected credit losses. As of December 31, 2020 and 2019, accounts receivable are reflected net of reserves of $35.3 million and $36.0 million, respectively. Changes in expected credit losses were not significant during the year ended December 31, 2020.
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

December 31,	2020	2019
Raw materials	$1,051.6	$906.3
Work-in-process	109.8	107.0
Finished goods	396.9	380.4
Reserves	(157.2)	(135.5)
Inventories	$1,401.1	$1,258.2
Engineering and Development ("E&D") and Tooling Costs
In 2020, the Company recorded E&D costs of $557.0 million, including $280.7 million (or 2% of related sales) in its Seating business, $259.8 million (or 6% of related sales) in its E-Systems business and $16.5 million at its headquarters location.
Pre-Production Costs Related to Long-Term Supply Agreements
The Company incurs pre-production E&D and tooling costs related to the products produced for its customers under long-term supply agreements. The Company expenses all pre-production E&D costs for which reimbursement is not contractually guaranteed by the customer. In addition, the Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer or for which the Company does not have a non-cancelable right to use the tooling.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

During 2020 and 2019, the Company capitalized $229.7 million and $211.2 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During 2020 and 2019, the Company also capitalized $174.0 million and $231.6 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying consolidated balance sheets as of December 31, 2020 and 2019. During 2020 and 2019, the Company collected $354.6 million and $408.3 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer E&D and tooling costs related to long-term supply agreements is shown below (in millions):

December 31,	2020	2019
Current	$212.0	$157.2
Long-term	121.4	113.8
Recoverable customer E&D and tooling	$333.4	$271.0
Other E&D Costs
Costs incurred in connection with product launches, to the extent not recoverable from the Company’s customers, are recorded in cost of sales as incurred and totaled $135.0 million, $138.2 million and $140.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
All other E&D costs are recorded in selling, general and administrative expenses as incurred and totaled $192.3 million, $178.4 million and $156.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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

Buildings and improvements	10 to 40 years
Machinery and equipment	5 to 10 years
A summary of property, plant and equipment is shown below (in millions):

December 31,	2020	2019
Land	$114.1	$113.1
Buildings and improvements	880.7	831.3
Machinery and equipment	4,339.2	3,844.1
Construction in progress	311.1	382.4
Total property, plant and equipment	5,645.1	5,170.9
Less – accumulated depreciation	(2,908.9)	(2,466.7)
Net property, plant and equipment	$2,736.2	$2,704.2
For the years ended December 31, 2020, 2019 and 2018, depreciation expense was $474.0 million, $447.6 million and $433.0 million, respectively. As of December 31, 2020, 2019 and 2018, capital expenditures recorded in accounts payable totaled $118.4 million, $131.6 million and $156.2 million, respectively.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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
The annual goodwill impairment assessment was completed as of the first day of the Company's fourth quarter. The Company performed a qualitative assessment for each reporting unit except for one within the Seating operating segment where a quantitative analysis was performed. The qualitative assessments indicated that it was more likely than not that the fair value of each reporting unit exceeded its respective carrying value. The quantitative analysis indicated that the fair value of the reporting unit exceeded its respective carrying value. The quantitative analysis reflected the Company’s best estimates of the COVID-19 pandemic’s ultimate impact on industry conditions, including consumer demand, as well as economic recovery. The reporting unit is at risk of failing a future quantitative assessment if the impact of the COVID-19 pandemic is more severe or if economic recovery is slower or weaker than anticipated. As of December 31, 2020, the goodwill of the reporting unit represents approximately 1% of the Company’s total goodwill. The Company does not believe that any other reporting units is at risk for impairment.
A summary of the changes in the carrying amount of goodwill for each of the periods in the two years ended December 31, 2020, is shown below (in millions):

	Seating	E-Systems	Total
Balance as of December 31, 2018	$1,244.3	$161.0	$1,405.3
Acquisition	—	219.0	219.0
Foreign currency translation and other	(8.9)	(1.1)	(10.0)
Balance as of December 31, 2019	1,235.4	378.9	1,614.3
Foreign currency translation and other	33.4	8.1	41.5
Balance as of December 31, 2020	$1,268.8	$387.0	$1,655.8
For further information related to the acquisition, see Note 4, "Acquisition."
Intangible Assets
As of December 31, 2020, intangible assets consist primarily of certain intangible assets recorded in connection with the acquisitions of Guilford Mills in 2012, the parent company of Eagle Ottawa, LLC in 2015, AccuMED Holdings Corp. in 2016, Grupo Antolin's automotive seating business in 2017 and Xevo Inc. ("Xevo") in 2019 (Note 4, "Acquisition"). These intangible assets were recorded at their estimated fair value, based on independent appraisals, as of the transaction or acquisition date. The value assigned to technology intangibles is based on the royalty savings method, which applies a hypothetical royalty rate to projected revenues attributable to the identified technologies. Royalty rates were determined based primarily on analysis of market information. The customer-based intangible asset includes the acquired entity's established relationships with its customers and the ability of these customers to generate future economic profits for the Company. The value assigned to customer-based intangibles is based on the present value of future earnings attributable to the asset group after recognition of required returns to other contributory assets.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of intangible assets as of December 31, 2020, is shown below (in millions):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (years)
Amortized intangible assets:
Customer-based	$528.0	$(232.0)	$296.0	11.8
Licensing agreements	71.9	(24.4)	47.5	5.0
Technology	35.1	(21.2)	13.9	7.2
	$635.0	$(277.6)	$357.4	10.8
Unamortized intangible assets:
In-process research and development	10.8	—	10.8
Balance as of December 31, 2020	$645.8	$(277.6)	$368.2
Intangible assets with a gross carrying value of $25.6 million became fully amortized in 2020 and are no longer included in the gross carrying value or accumulated amortization as of December 31, 2020.
A summary of intangible assets as of December 31, 2019, is shown below (in millions):

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

Year	Expense
2021	$65.3
2022	64.4
2023	62.9
2024	47.4
2025	19.8
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
For the years ended December 31, 2020, 2019 and 2018, the Company recognized asset impairment charges of $21.3 million, $8.7 million and $4.7 million, respectively, in conjunction with its restructuring actions (Note 5, "Restructuring"). For the years ended December 31, 2020 and 2018, the Company recognized additional asset impairment charges of $4.6 million and $1.4 million, respectively. Asset impairment charges are recorded in cost of sales in the accompanying consolidated statements of income for the years ended December 31, 2020, 2019 and 2018.

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
Accrued Liabilities
A summary of accrued liabilities as of December 31, 2020 and 2019, is shown below (in millions):

December 31,	2020	2019
Compensation and employee benefits	$297.7	$319.2
Income and other taxes payable	287.7	256.6
Restructuring	139.0	157.7
Current portion of lease obligations	116.3	113.9
Other	1,080.2	963.8
Accrued liabilities	$1,920.9	$1,811.2
Leases
Accounting Policy
The Company determines if an arrangement contains a lease at inception. For all asset classes, the Company utilizes the short-term lease exemption as provided under GAAP. A short-term lease is a lease that, at the commencement date, has a term of twelve months or less and does not include an option to purchase the underlying asset. For all asset classes, the Company accounts for each lease component of a contract and its associated non-lease components as a single lease component, rather than allocating a standalone value to each component of a lease.
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
Revenue Recognition and Sales Commitments
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
Revenue is recognized at a point in time when control of the product is transferred to the customer under standard commercial terms, as the Company does not have an enforceable right to payment prior to such transfer. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for those products based on the annual purchase orders, annual price reductions and ongoing price adjustments. In 2020 and 2019, revenue recognized related to prior years represented less than 1% of consolidated net sales. The Company's customers pay for products received in accordance with payment terms that are customary within the industry. The Company's contracts with its customers do not have significant financing components.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Company records a contract liability for advances received from its customers. As of December 31, 2020, there were no significant contract liabilities recorded. Further, there were no significant contract liabilities recognized in revenue during the year ended December 31, 2020.
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

For the year ended December 31,	2020	2019	2018
Other expense	$72.2	$52.2	$43.8
Other income	(17.0)	(27.6)	(12.2)
Other expense, net	$55.2	$24.6	$31.6
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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
The Tax Cuts and Jobs Act (the "Act") enacted on December 22, 2017, created the global intangible low-tax income ("GILTI") provision that imposes U.S. tax on certain earnings of foreign subsidiaries that are subject to foreign tax below a certain threshold. GILTI taxes are recorded in current income tax expense as incurred.
Effective January 1, 2019, ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," allows for the reclassification of "stranded" tax effects as a result of the Act from accumulated other comprehensive income to retained earnings. The Company elected not to reclassify such amounts. The Company reclassifies taxes from accumulated other comprehensive loss to earnings as the items to which the tax effects relate are similarly reclassified.
In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The standard simplifies the accounting for income taxes by eliminating certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company did not early adopt this standard. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.
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
Transaction gains and losses that arise from foreign exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except certain long-term intercompany transactions, are included in the consolidated statements of income as incurred. For the years ended December 31, 2020, 2019 and 2018, other expense, net includes net foreign currency transaction losses of $19.9 million, $20.6 million and $14.4 million, respectively.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of information used to compute basic and diluted net income per share available to Lear common stockholders is shown below (in millions, except share and per share data):

For the year ended December 31,	2020	2019	2018
Net income attributable to Lear	$158.5	$753.6	$1,149.8
Redeemable noncontrolling interest adjustment	—	35.9	(10.4)
Net income available to Lear common stockholders	$158.5	$789.5	$1,139.4

Average common shares outstanding	60,254,380	61,697,192	65,672,164
Dilutive effect of common stock equivalents	172,582	226,336	489,652
Average diluted shares outstanding	60,426,962	61,923,528	66,161,816

Basic net income per share available to Lear common stockholders	$2.63	$12.80	$17.35

Diluted net income per share available to Lear common stockholders	$2.62	$12.75	$17.22
For further information related to the redeemable noncontrolling interest adjustment, see Note 6, "Investments in Affiliates and Other Related Party Transactions."
Product Warranty
Losses from warranty obligations are accrued when it is probable that a liability has been incurred and the related amounts are reasonably estimable.
Segment Reporting
The Company has two reportable operating segments: Seating, which consists of the design, development, engineering and manufacture of complete seat systems, seat subsystems and key seat components, and E-Systems, which consists of the design, development, engineering and manufacture of complete electrical distribution and connection systems, electronic systems, and software and connected services. Key components in the Company's complete seat system and subsystem solutions are advanced comfort, wellness, safety and sound offerings, as well as configurable seating product technologies, all of which are compatible with traditional internal combustion engine ("ICE") architectures and the full range of hybrid, plug-in hybrid and battery electric architectures. Key components in the Company's electrical distribution portfolio include wire harnesses, terminals and connectors, and engineered components for both ICE and electrified vehicle architectures that require management of higher voltage and power. Key components in the Company's electronic systems portfolio include body domain control modules and products specific to electrification and connectivity trends. Electrification products include on-board battery chargers, power conversion modules, high voltage battery management systems and high voltage power distribution systems. Connectivity products include gateway modules and communication modules to manage both wired and wireless networks and data in vehicles. In addition to electronic modules, the Company offers software that includes cybersecurity, advanced vehicle positioning for automated and autonomous driving applications and full capabilities in both dedicated short-range communication and cellular protocols for vehicle connectivity. The Company's software and connected services offerings include embedded control software and cloud and mobile device-based software and services. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment. Corporate and regional headquarters costs include various support functions, such as information technology, advanced research and development, corporate finance, legal, executive administration and human resources.
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
For a fair value hedge, the change in the fair value of the derivative is recorded in earnings and reflected in the consolidated statements of income on the same line as the gain or loss on the hedged item attributable to the hedged risk. For a cash flow hedge, the change in the fair value of the derivative is recorded in accumulated other comprehensive loss in the consolidated balance sheets. When the underlying hedged transaction is realized, the gain or loss included in accumulated other comprehensive loss is recorded in earnings and reflected in the consolidated statements of income on the same line as the gain or loss on the hedged item attributable to the hedged risk. For a net investment hedge, the change in the fair value of the derivative is recorded in cumulative translation adjustment, which is a component of accumulated other comprehensive loss in the consolidated balance sheets. When the related currency translation adjustment is required to be reclassified, usually upon the sale or liquidation of the investment, the gain or loss included in accumulated other comprehensive loss is recorded in earnings and reflected in other expense, net in the consolidated statements of income. Changes in the fair value of contracts not designated as hedge instruments are recorded in earnings and reflected in other expense, net in the consolidated statements of income. Cash flows attributable to derivatives used to manage foreign currency risks are classified on the same line as the hedged item attributable to the hedged risk in the consolidated statements of cash flows. Upon settlement, cash flows attributable to derivatives designated as net investment hedges are classified as investing activities in the consolidated statements of cash flows. Cash flows attributable to forward starting interest rate swaps are classified as financing activities in the consolidated statements of cash flows.
The Company formally documents its hedge relationships, including the identification of the hedge instruments and the related hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded at fair value in other current and long-term assets and other current and long-term liabilities in the consolidated balance sheets. The Company also formally assesses whether a derivative used in a hedge transaction is highly effective in offsetting changes in either the fair value or the cash flows of the hedged item. When it is determined that a hedged transaction is no longer probable to occur, the Company discontinues hedge accounting.
On January 1, 2018, the Company early adopted ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities." The new standard eliminates the requirement to separately measure and report hedge ineffectiveness, due to a difference between the economic terms of the hedge instrument and the underlying transaction, and generally requires, for qualifying hedges, the entire change in the fair value of a hedge instrument to be presented in the same line as the hedged item in the consolidated statements of income. The standard also modifies the accounting for components excluded from the assessment of hedge effectiveness and simplifies the application of hedge accounting in certain situations. The provisions of the standard were applied on a modified retrospective basis, and the effects of adoption were not significant.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2020, there were no material changes in the methods or policies used to establish estimates and assumptions. Other matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of fixed and intangible assets and unsettled pricing negotiations with customers and suppliers (Note 3, "Summary of Significant Accounting Policies"); acquisitions (Note 4, "Acquisition"); restructuring accruals (Note 5, "Restructuring"); deferred tax asset valuation allowances and income taxes (Note 9, "Income Taxes"); pension and other postretirement benefit plan assumptions (Note 10, "Pension and Other Postretirement Benefit Plans"); accruals related to litigation, warranty and environmental remediation costs (Note 14, "Commitments and Contingencies"); and self-insurance accruals. Actual results may differ significantly from the Company’s estimates.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(4) Acquisition
On April 17, 2019, the Company completed the acquisition of Xevo, a Seattle-based, global leader in connected car software, by acquiring all of Xevo's outstanding shares for $321.7 million, net of cash acquired. Xevo is a supplier of software solutions for the cloud, vehicles and mobile devices that are deployed in millions of vehicles worldwide.
The acquisition of Xevo has been accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying consolidated balances sheets as of December 31, 2020 and 2019. The operating results and cash flows of Xevo are included in the accompanying consolidated financial statements from the date of acquisition and in the Company's E-Systems segment.
The Company incurred transaction costs of $1.6 million, which were expensed as incurred and are recorded in selling, general and administrative expenses in the accompanying consolidated statement of income for the year ended December 31, 2019.
The purchase price and allocation are shown below (in millions):

	December 31, 2019	Adjustments	December 31, 2020
Net purchase price	$321.7	$—	$321.7

Other assets purchased and liabilities assumed, net	$9.5	$2.6	$12.1
Goodwill	219.0	0.5	219.5
Intangible assets	93.2	(3.1)	90.1
Purchase price allocation	$321.7	$—	$321.7
Goodwill recognized in this transaction is primarily attributable to expected synergies related to future growth and commercialization opportunities and is not deductible for tax purposes.
Intangible assets consist primarily of amounts recognized for the fair value of licensing agreements and developed technology and are based on independent appraisals. Licensing agreements represent the fair values of the underlying licensing agreements with Xevo customers with estimated useful lives of approximately five years. Developed technology represents the fair value of Xevo's technology with an estimated useful life of approximately five years.
The pro-forma effects of this acquisition do not materially impact the Company's reported results for any period presented.
For further information related to acquired assets measured at fair value, see Note 16, "Financial Instruments."
(5) Restructuring
2020
In 2020, the Company recorded charges of $144.9 million in connection with its restructuring actions. These charges consist of $122.3 million recorded as cost of sales, $16.4 million recorded as selling, general and administrative expenses and $6.2 million recorded as other expense. The restructuring charges consist of employee termination costs of $104.2 million, asset impairment charges of $23.3 million, contract termination costs of $2.0 million and pension benefit plan settlement losses of $12.9 million, as well as other related costs of $2.5 million. Asset impairment charges relate to the disposal of buildings, leasehold improvements and/or machinery and equipment with carrying values of $21.3 million in excess of related estimated fair values and the impairment of right-of-use-assets of $2.0 million.
The Company expects to incur approximately $18 million of additional restructuring costs related to activities initiated as of December 31, 2020, and expects that the components of such costs will be consistent with its historical experience. Any future restructuring actions will depend upon market conditions, customer actions and other factors.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of 2020 activity, excluding the pension benefit plan settlement losses of $12.9 million, is shown below (in millions):

	Accrual as of	2020	Utilization		Accrual as of
	January 1, 2020	Charges	Cash	Non-cash	December 31, 2020
Employee termination benefits	$152.8	$104.2	$(122.2)	$—	$134.8
Asset impairments	—	23.3	—	(23.3)	—
Contract termination costs	4.9	2.0	(2.7)	—	4.2
Other related costs	—	2.5	(2.5)	—	—
Total	$157.7	$132.0	$(127.4)	$(23.3)	$139.0
2019
In 2019, the Company recorded charges of $183.6 million in connection with its restructuring actions. These charges consist of $173.8 million recorded as cost of sales, $16.4 million recorded as selling, general and administrative expenses and $6.6 million recorded as other income.. The restructuring charges consist of employee termination costs of $167.8 million, asset impairment charges of $9.5 million, contract termination costs of $3.0 million and an other postretirement curtailment gain of $10.6 million, as well as other related costs of $13.9 million. Asset impairment charges relate to the disposal of buildings, leasehold improvements and/or machinery and equipment with carrying values of $8.7 million in excess of related estimated fair values and the impairment of right-of-use assets of $0.8 million.
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
2018
In 2018, the Company recorded charges of $88.0 million in connection with its restructuring actions. These charges consist of $63.7 million recorded as cost of sales, $24.0 million recorded as selling, general and administrative expenses and $0.3 million recorded as other expense. The restructuring charges consist of employee termination costs of $74.5 million, asset impairment charges of $4.7 million and contract termination costs of $1.5 million, as well as other related costs of $7.3 million. Asset impairment charges relate to the disposal of buildings, leasehold improvements and/or machinery and equipment with carrying values of $4.7 million in excess of related estimated fair values.
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

December 31,	2020	2019	2018
Beijing BHAP Lear Automotive Systems Co., Ltd. (China)	50%	50%	50%
Jiangxi Jiangling Lear Interior Systems Co., Ltd. (China)	50	50	50
Lear Dongfeng Automotive Seating Co., Ltd. (China)	50	50	50
Guangzhou Lear Automotive Components Co., Ltd. (China)	50	50	—
Changchun Lear FAWSN Automotive Seat Systems Co., Ltd. (China)	49	49	49
Honduras Electrical Distribution Systems S. de R.L. de C.V. (Honduras)	49	49	49
Kyungshin-Lear Sales and Engineering LLC	49	49	49
Beijing Lear Hyundai Transys Co., Ltd. (China)	40	40	40
Hyundai Transys Lear Automotive Private Limited (India)	35	35	35
Techstars Corporate Partner 2017 LLC	34	38	—
RevoLaze, LLC	20	20	20
Maniv Mobility II A, L.P.	9	8	—
Autotech Fund II, L.P.	4	6	—
Trucks Venture Fund 2, L.P.	3	4	—
Dong Kwang Lear Yuhan Hoesa (Korea)	—	—	50
Summarized group financial information for affiliates accounted for under the equity method as of December 31, 2020 and 2019, and for the years ended December 31, 2020, 2019 and 2018, is shown below (unaudited; in millions):

December 31,	2020	2019
Balance sheet data:
Current assets	$1,136.3	$856.3
Non-current assets	194.4	173.9
Current liabilities	901.7	739.5
Non-current liabilities	6.2	6.6

For the year ended December 31,	2020	2019	2018
Income statement data:
Net sales	$1,597.5	$1,670.0	$1,520.2
Gross profit	83.0	89.2	75.9
Income before provision for income taxes	73.8	85.7	60.0
Net income attributable to affiliates	44.8	53.5	42.2
A summary of amounts recorded in the Company's consolidated balance sheets related to its affiliates is shown below (in millions):

December 31,	2020	2019
Aggregate investment in affiliates	$142.9	$119.5
Receivables due from affiliates (including notes and advances)	142.0	170.5
Payables due to affiliates	1.6	0.1

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of transactions with affiliates accounted for under the equity method and other related parties is shown below (in millions):

For the year ended December 31,	2020	2019	2018
Sales to affiliates	$656.4	$647.2	$603.0
Purchases from affiliates	1.9	1.6	2.0
Management and other fees for services provided to affiliates	28.3	35.5	29.6
Dividends received from affiliates	24.6	23.3	39.0
The Company has certain investments with beneficial ownership interests of less than 20% that are accounted for under the equity method as the Company’s beneficial ownership interests in these entities are similar to partnership interests.
2019
In 2019, the Company deconsolidated Guangzhou Automobile Group Component Co., Ltd. ("GACC") as it no longer controls this entity. As a result, the carrying values of the assets and liabilities of GACC are not reflected in the consolidated balance sheet as of December 31, 2019. In addition, the Company recorded a gain of $4.0 million related to the excess of the estimated fair value over the carrying value of its interest in GACC immediately prior to deconsolidation. The gain is included in other expense, net in the accompanying consolidated statement of income for the year ended December 31, 2019.
2018
In 2018, the Company gained control of Changchun Lear FAWSN Automotive Electrical and Electronics Co., Ltd. ("Lear FAWSN") by acquiring an additional 20% interest from a joint venture partner and by amending the joint venture agreement to eliminate the substantive participating rights of the remaining joint venture partner. Prior to the amendment, Lear FAWSN was accounted for under the equity method.
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
As of the effective date of the transaction, the fair value of the Company’s previously held equity interest in Lear FAWSN was $23.0 million, and the fair value of the noncontrolling interest in Lear FAWSN was $14.0 million. As a result of valuing the Company’s previously held equity interest in Lear FAWSN at fair value, the Company recognized a gain of $10.0 million, which is included in other expense, net in the accompanying consolidated statement of income for the year ended December 31, 2018.
The pro forma effects of this consolidation would not materially impact the Company’s reported results for any period presented.
For further information related to acquired assets measured at fair value, see Note 16, "Financial Instruments."

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(7) Debt
Short-Term Borrowings
The Company utilizes uncommitted lines of credit as needed for its short-term working capital fluctuations. As of December 31, 2020 and 2019, the Company had lines of credit from banks totaling $94.3 million and $94.6 million, respectively.
As of December 31, 2020, the Company had no short-term debt balances outstanding related to draws on the lines of credit. As of December 31, 2019, the Company had short-term debt balances outstanding related to draws on the lines of credit of $19.2 million.
Long-Term Debt
A summary of long-term debt, net of unamortized debt issuance costs and unamortized original issue premium (discount) and the related weighted average interest rates is shown below (in millions):

December 31,	2020
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
Credit Agreement — Term Loan Facility	$220.3	$(0.6)	$—	$219.7	1.36%
3.8% Senior Notes due 2027 (the "2027 Notes")	750.0	(4.1)	(3.5)	742.4	3.885%
4.25% Senior Notes due 2029 (the "2029 Notes")	375.0	(2.6)	(1.0)	371.4	4.288%
3.5% Senior Notes due 2030 (the "2030 Notes")	350.0	(2.6)	(0.7)	346.7	3.525%
5.25% Senior Notes due 2049 (the "2049 Notes")	625.0	(6.3)	14.2	632.9	5.103%
Other	1.4	—	—	1.4	N/A
	$2,321.7	$(16.2)	$9.0	2,314.5
Less — Current portion				(14.2)
Long-term debt				$2,300.3

December 31,	2019
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Discount	Long-Term Debt, Net	Weighted Average Interest Rate
Credit Agreement — Term Loan Facility	$234.4	$(1.0)	$—	$233.4	2.880%
5.25% Senior Notes due 2025 (the "2025 Notes")	650.0	(4.2)	—	645.8	5.250%
2027 Notes	750.0	(4.7)	(4.1)	741.2	3.885%
2029 Notes	375.0	(2.9)	(1.1)	371.0	4.288%
2049 Notes	325.0	(3.3)	(5.3)	316.4	5.363%
	$2,334.4	$(16.1)	$(10.5)	2,307.8
Less — Current portion				(14.1)
Long-term debt				$2,293.7
Senior Notes
The issuance, maturity and interest payment dates of the Company's senior unsecured 2027 Notes, 2029 Notes, 2030 Notes and 2049 Notes (collectively, the "Notes") are as shown below:

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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2027 Notes
In 2017, the Company issued $750.0 million in aggregate principal amount at maturity of 2027 Notes at a stated coupon rate of 3.8%. The 2027 Notes were issued at 99.294% of par, resulting in a yield to maturity of 3.885%.
The net proceeds from the offering of $744.7 million, after original issue discount, were used to redeem the outstanding $500.0 million in aggregate principal amount of the senior unsecured notes due 2023 at a redemption price equal to 100% of the principal amount thereof, plus a "make-whole" premium of $17.0 million, as well as to refinance a portion of the Company's $500.0 million prior term loan facility (see "— Credit Agreement" below).
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
2029 and 2049 Notes Issued in 2019
In 2019, the Company issued $375.0 million in aggregate principal amount at maturity of 2029 Notes and $325.0 million in aggregate principal amount at maturity of 2049 Notes. The 2029 Notes have a stated coupon rate of 4.25% and were issued at 99.691% of par, resulting in a yield to maturity of 4.288%. The 2049 Notes have a stated coupon rate of 5.25% and were issued at 98.32% of par, resulting in a yield to maturity of 5.363%.
The net proceeds from the offering were $693.3 million after original issue discount. The proceeds were used to redeem the $325.0 million in aggregate principal amount of the 2024 Notes at a redemption price equal to 102.688% of the principal amount of such 2024 Notes, plus accrued interest, as well as to finance the acquisition of Xevo (Note 4, "Acquisition") and for general corporate purposes.
In connection with these transactions, the Company recognized a loss of $10.6 million on the extinguishment of debt and paid related issuance costs of $6.5 million.
2030 Notes and 2049 Notes Issued in 2020
In 2020, the Company issued $350.0 million in aggregate principal amount at maturity of 2030 Notes and $300.0 million in aggregate principal amount at maturity of 2049 Notes. The 2030 Notes have a stated coupon rate of 3.5% and were issued at 99.774% of par, resulting in a yield to maturity of 3.525%. The 2049 Notes have a stated coupon rate of 5.25% and were issued at 106.626% of par, resulting in a yield to maturity of 4.821%.
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
Covenants
Subject to certain exceptions, the indentures governing the Notes contain restrictive covenants that, among other things, limit the ability of the Company to: (i) create or permit certain liens and (ii) consolidate, merge or sell all or substantially all of the Company’s assets. The indentures governing the Notes also provide for customary events of default. As of December 31, 2020, the Company was in compliance with all covenants under the indentures governing the Notes.
Credit Agreement
In 2017, the Company entered into an unsecured credit agreement (the "Credit Agreement") consisting of a $1.75 billion revolving credit facility (the "Revolving Credit Facility") and a $250.0 million term loan facility (the "Term Loan Facility"). In 2020, the Company entered into an agreement to extend the maturity date of the Revolving Credit Facility by one year to August 8, 2024, and paid related issuance costs of $1.0 million. The maturity date of the Term Loan Facility is August 8, 2022.
In the first quarter of 2020, as a proactive measure in response to the COVID-19 pandemic, the Company borrowed $1.0 billion under the Revolving Credit Facility, which was repaid in full in the third quarter of 2020. In 2019, aggregate borrowings and repayments under the Revolving Credit Facility were $30.0 million. In 2018, there were no borrowings or repayments under the

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Revolving Credit Facility. As of December 31, 2020 and 2019, there were no borrowings outstanding under the Revolving Credit Facility.
In 2020, 2019 and 2018, the Company made required principal payments under the Term Loan Facility of $14.1 million, $7.8 million and $6.3 million, respectively.
Advances under the Revolving Credit Facility and the Term Loan Facility generally bear interest based on (i) the Eurocurrency Rate (as defined in the Credit Agreement) or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin, determined in accordance with a pricing grid. As of December 31, 2020, the ranges and rates are as follows (in percentages):

	Eurocurrency Rate			Base Rate
	Minimum	Maximum	Rate as of December 31, 2020	Minimum	Maximum	Rate as of December 31, 2020
Revolving Credit Facility	1.00%	1.60%	1.10%	0.00%	0.60%	0.10%
Term Loan Facility	1.125%	1.90%	1.25%	0.125%	0.90%	0.25%
A facility fee, which ranges from 0.125% to 0.30% of the total amount committed under the Revolving Credit Facility, is payable quarterly.
Covenants
The Credit Agreement contains various customary representations, warranties and covenants by the Company, including, without limitation, (i) covenants regarding maximum leverage, (ii) limitations on fundamental changes involving the Company or its subsidiaries and (iii) limitations on indebtedness and liens. As of December 31, 2020, the Company was in compliance with all covenants under the Credit Agreement.
Other
As of December 31, 2020, other long-term debt, including the current portion, consisted of amounts outstanding under finance leases.
Scheduled Maturities
As of December 31, 2020, scheduled maturities related to the Credit Agreement — Term Loan Facility for the five succeeding years are shown below (in millions):

2021	$14.1
2022	206.2
2023	—
2024	—
2025	—
(8) Leases
Right-of-Use Assets and Lease Obligations
The Company has operating leases for production, office and warehouse facilities, manufacturing and office equipment and vehicles. Operating lease assets and obligations included in the accompanying consolidated balance sheet are shown below (in millions):

December 31,	2020	2019
Right-of-use assets under operating leases:
Other long-term assets	$540.3	$527.0
Lease obligations under operating leases:
Accrued liabilities	$116.3	$113.9
Other long-term liabilities	438.9	422.4
	$555.2	$536.3

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Maturities of lease obligations as of December 31, 2020, are shown below (in millions):

2021	$141.0
2022	111.5
2023	85.9
2024	71.5
2025	58.7
Thereafter	169.7
Total undiscounted cash flows	638.3
Less: Imputed interest	(83.1)
Lease obligations under operating leases	$555.2
The Company entered into two lease contracts, one of which is expected to commence in the first quarter of 2021 with a lease term of five years, and the other of which is expected to commence in the third quarter 2021 with a lease term of ten years. The aggregate right-of-use assets and related lease obligations are expected to be approximately $52.0 million.
Cash flow information related to operating leases is shown below (in millions):

For the year ended December 31,	2020	2019
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$135.1	$214.3
Operating cash flows:
Cash paid related to operating lease obligations	$143.8	$141.8
Lease expense included in the accompanying consolidated statement of income is shown below (in millions):

For the year ended December 31,	2020	2019
Operating lease expense	$148.6	$140.6
Short-term lease expense	15.4	17.0
Variable lease expense	8.0	6.5
Total lease expense	$172.0	$164.1
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
For the year ended December 31, 2018, the Company recorded rent expense of $163.8 million.
For the years ended December 31, 2020 and 2019, the Company recognized impairment charges of $2.0 million and $0.8 million, respectively, related to its right-of-use assets in conjunction with its restructuring actions (Note 5, "Restructuring").
The weighted average lease term and discount rate for operating leases as of December 31, 2020, are shown below:

Weighted average remaining lease term	Seven years
Weighted average discount rate	3.4%
The Company has entered into certain finance lease agreements which are not material to the consolidated financial statements (Note 7, "Debt").

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(9) Income Taxes
A summary of consolidated income before provision for income taxes and equity in net income of affiliates and the components of provision for income taxes is shown below (in millions):

For the year ended December 31,	2020	2019	2018
Consolidated income before provision for income taxes and equity in net income of affiliates:
Domestic	$(145.0)	$317.4	$726.2
Foreign	444.3	636.2	812.2
	$299.3	$953.6	$1,538.4
Domestic (benefit) provision for income taxes:
Current provision	$29.0	$24.2	$35.0
Deferred (benefit) provision	(106.2)	(52.6)	91.5
Total domestic (benefit) provision	$(77.2)	$(28.4)	$126.5
Foreign provision for income taxes:
Current provision	$149.6	$160.1	$190.2
Deferred (benefit) provision	21.5	14.4	(4.8)
Total foreign provision	$171.1	$174.5	$185.4
Provision for income taxes	$93.9	$146.1	$311.9
The Act was enacted on December 22, 2017. The Act reduced the U.S. federal corporate income tax rate from 35% to 21% beginning in 2018, required companies to pay a one-time transition tax on all offshore earnings that were previously tax deferred and created new taxes on certain foreign sourced earnings. In March 2018, the FASB issued ASU 2018-05, "Income Taxes — Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." The guidance provided for a provisional one-year measurement period for entities to finalize their accounting for certain tax effects related to the Act. Accordingly, for the year ended December 31, 2018, the Company recognized a favorable adjustment to the 2017 income tax expense of $5.3 million related to the remeasurement of the December 31, 2017 deferred tax balances, the one-time transition tax and numerous other items included in the Act. The Company also analyzed the impact of several new provisions of the Act that became effective as of January 1, 2018, such as the GILTI provision, foreign-derived intangible income ("FDII") deduction, a new minimum tax related to payments to foreign subsidiaries and affiliates known as base erosion anti-abuse tax, interest expense limitations under Internal Revenue Code ("IRC") section 163(j), executive compensation limitations under IRC section 162(m) and various other provisions.
The domestic (benefit) provision includes withholding taxes related to dividends and royalties paid by the Company’s foreign subsidiaries, as well as state and local taxes. In 2020, 2019 and 2018, the foreign deferred (benefit) provision includes the benefit of prior unrecognized net operating loss carryforwards of $5.3 million, $1.8 million and $7.1 million, respectively.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of the differences between the provision for income taxes calculated at the United States federal statutory income tax rate of 21% and the consolidated provision for income taxes is shown below (in millions):

For the year ended December 31,	2020	2019	2018
Consolidated income before provision for income taxes and equity in net income of affiliates multiplied by the United States federal statutory income tax rate	$62.9	$200.2	$323.1
Differences in income taxes on foreign earnings, losses and remittances	20.7	14.1	53.4
Valuation allowance adjustments	47.7	1.2	(38.8)
Research and development and other tax credits	(11.8)	(40.8)	(9.9)
FDII deduction	(14.6)	(29.3)	(27.6)
U.S. tax impact of foreign earnings (1)	(21.1)	9.7	7.2
Tax audits and assessments	8.9	0.4	6.9
Change in the tax status of certain affiliates	—	(18.1)	—
Transition tax on accumulated foreign earnings	—	—	(15.1)
U.S. tax rate change and other tax reform items	—	—	9.8
Other	1.2	8.7	2.9
Provision for income taxes	$93.9	$146.1	$311.9
(1)    Reflects the impact on the domestic provision for income taxes related to foreign source income including foreign branch earnings net of the applicable foreign tax credits in the general, foreign branch, GILTI and passive separate limitation categories. This amount includes the U.S. tax impact of apportioning U.S. expenses against the GILTI and foreign branch baskets in calculating the foreign tax credit limitation resulting in no tax benefit for these expenses due to the Company’s excess foreign tax credit position in the GILTI basket for 2020, 2019 and 2018 and foreign branch basket for 2018. In 2020, as a result of the change in the foreign branch basket limitation, the Company recognized tax benefits of $15.5 million related to the U.S. deferred tax effect of the foreign branches.
In 2019, the Company completed a U.S. research and development ("R&D") tax credit study for the years 2013 to 2018, the results of which were accepted by the Internal Revenue Service and pursuant to which the Company recognized a tax benefit of $28.6 million. The tax benefit is reflected in the table above in research and development and other tax credits.
For the years ended December 31, 2020, 2019 and 2018, income in foreign jurisdictions with tax holidays was $29.4 million, $89.4 million and $107.1 million, respectively. Such tax holidays generally expire from 2020 through 2035.
Deferred income taxes represent temporary differences in the recognition of certain items for financial reporting and income tax purposes. A summary of the components of the net deferred income tax asset is shown below (in millions):

December 31,	2020	2019
Deferred income tax assets (liabilities):
Tax loss carryforwards	$423.9	$419.7
Tax credit carryforwards	280.6	294.0
Retirement benefit plans	82.9	59.1
Accrued liabilities	177.9	136.1
Self-insurance reserves	7.1	5.8
Current asset basis differences	43.3	43.7
Long-term asset basis differences	(36.5)	(65.4)
Deferred compensation	22.6	27.2
Recoverable customer engineering, development and tooling	67.1	(10.5)
Undistributed earnings of foreign subsidiaries	(71.7)	(76.7)
Derivative instruments and hedging activities	(5.2)	(5.2)
Other	(8.9)	(5.8)
Net deferred income tax asset before valuation allowance	983.1	822.0
Valuation allowance	(397.7)	(344.8)
Net deferred income tax asset	$585.4	$477.2

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

As of December 31, 2020 and 2019, the valuation allowance with respect to the Company’s deferred tax assets was $397.7 million and $344.8 million, respectively, a net increase of $52.9 million.
Concluding that a valuation allowance is not required is difficult when there is significant negative evidence, such as cumulative losses in recent years, which is objective and verifiable. When measuring cumulative losses in recent years, the Company uses a rolling three-year period of pretax book income, adjusted for permanent differences between book and taxable income and certain other items. As of December 31, 2020, the Company continues to maintain a valuation allowance of $18.8 million with respect to certain of its U.S. deferred tax assets that, due to their nature, are not likely to be realized. In addition, the Company continues to maintain a valuation allowance of $378.9 million with respect to its deferred tax assets in several international jurisdictions.
The classification of the net deferred income tax asset is shown below (in millions):

December 31,	2020	2019
Long-term deferred income tax assets	$670.2	$563.8
Long-term deferred income tax liabilities	(84.8)	(86.6)
Net deferred income tax asset	$585.4	$477.2
As of December 31, 2020, deferred income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries since these earnings will not be taxable upon repatriation to the United States. These earnings will be primarily treated as previously taxed income from either the one-time transition tax or GILTI, or they will be offset with a 100% dividend received deduction. However, the Company continues to provide a deferred tax liability for foreign withholding tax that will be incurred with respect to the undistributed foreign earnings that are not permanently reinvested.
As of December 31, 2020, the Company had tax loss carryforwards of $1.8 billion. Of the total tax loss carryforwards, $1.5 billion have no expiration date, and $247.9 million expire between 2021 and 2037. In addition, the Company had tax credit carryforwards of $280.6 million, comprised principally of U.S. foreign tax credits of $114.9 million that expire between 2027 and 2030, U.S. research and development credits of $120.1 million that expire between 2024 and 2040 and other tax credits primarily in international jurisdictions of $45.6 million that generally expire between 2021 and 2040.
On January 1, 2018, the Company adopted ASU 2016-16, "Income Taxes — Intra-Entity Transfers of Assets Other than Inventory." The new standard requires the recognition of the income tax effects of intercompany sales and transfers of assets other than inventory in the period in which the sale or transfer occurs. The standard also requires modified retrospective adoption. Accordingly, the Company recognized a deferred tax asset of $2.3 million and a corresponding credit to retained earnings in conjunction with the adoption. The effects of adopting the other provisions of ASU 2016-16 were not significant.
As of December 31, 2020 and 2019, the Company’s gross unrecognized tax benefits were $36.4 million and $31.6 million (excluding interest and penalties), respectively, which is recorded in other long-term liabilities in the accompanying consolidated balance sheets. If recognized, all of the Company’s gross unrecognized tax benefits would affect the Company’s effective tax rate.
A summary of the changes in gross unrecognized tax benefits is shown below (in millions):

For the year ended December 31,	2020	2019	2018
Balance at beginning of period	$31.6	$36.7	$33.2
Additions (reductions) based on tax positions related to current year	4.9	(0.3)	7.9
Additions based on tax positions related to prior years	3.6	2.0	0.1
Settlements	(1.2)	(3.7)	—
Statute expirations	(4.7)	(2.8)	(2.7)
Foreign currency translation	2.2	(0.3)	(1.8)
Balance at end of period	$36.4	$31.6	$36.7
The Company recognizes interest and penalties with respect to unrecognized tax benefits as income tax expense. As of December 31, 2020 and 2019, the Company had recorded gross reserves of $12.2 million and $11.5 million, respectively, related to interest and penalties, all of which, if recognized, would affect the Company’s effective tax rate.
The Company operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subject to review by both domestic and foreign tax authorities. During the next twelve months, it is reasonably possible that, as a result of audit settlements, the conclusion of current examinations and the expiration of the statute of limitations in multiple jurisdictions,

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

the Company may decrease the amount of its gross unrecognized tax benefits by $8.4 million, all of which, if recognized, would affect the Company’s effective tax rate. The gross unrecognized tax benefits subject to potential decrease involve issues related to transfer pricing and various other tax items in multiple jurisdictions. However, as a result of ongoing examinations, tax proceedings in certain countries, additions to the gross unrecognized tax benefits for positions taken and interest and penalties, if any, arising in 2021, it is not possible to estimate the potential net increase or decrease to the Company’s gross unrecognized tax benefits during the next twelve months.
The Company considers its significant tax jurisdictions to include China, Germany, Italy, Mexico, Morocco, Spain, the United Kingdom and the United States. The Company or its subsidiaries generally remain subject to income tax examination in certain U.S. state and local jurisdictions for years after 2015. Further, the Company or its subsidiaries remain subject to income tax examination in Spain for years after 2005, in Mexico for years after 2013, in Morocco for years after 2014, in Germany, Italy and the United Kingdom for years after 2015, in China for years after 2016 and in the United States generally for years after 2019.
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
The Company has postretirement benefit plans covering certain domestic and Canadian retirees. The Company’s postretirement benefit plans generally provide for the continuation of medical benefits for eligible retirees. The Company does not fund its postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees.
Obligation
A reconciliation of the change in benefit obligation for the years ended December 31, 2020 and 2019, is shown below (in millions):

	Pension				Other Postretirement
	December 31, 2020		December 31, 2019		December 31, 2020		December 31, 2019
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Change in benefit obligation:
Benefit obligation at beginning of period	$500.8	$504.3	$438.0	$437.1	$55.4	$25.6	$52.4	$34.3
Service cost	0.1	5.0	0.1	6.3	—	—	—	0.3
Interest cost	16.4	12.2	18.6	14.7	1.7	0.7	2.1	1.3
Amendment	—	—	—	—	0.4	—	—	—
Actuarial loss	66.4	39.9	63.0	55.8	6.9	2.1	4.5	0.4
Benefits paid	(19.3)	(20.0)	(18.9)	(21.5)	(3.2)	(1.5)	(3.6)	(1.3)
Benefits paid — settlements	—	(29.2)	—	—	—	—	—	—
Curtailment	—	—	—	(2.4)	—	—	—	(10.9)
Translation adjustment	—	17.0	—	14.3	—	0.5	—	1.5
Benefit obligation at end of period	$564.4	$529.2	$500.8	$504.3	$61.2	$27.4	$55.4	$25.6
Actuarial losses
As of December 31, 2020, the increase in pension and other postretirement benefit obligations attributable to actuarial losses primarily relates to a decrease in the discount rate used to determine the benefit obligations (see assumptions below) and, to a lesser extent, changes in mortality assumptions for the Company's U.S. plans. With respect to the other postretirement benefit obligation, actuarial losses were offset by gains related to claims cost updates for the Company's foreign plans. As of December 31, 2019, the increase in pension and other postretirement benefit obligations attributable to actuarial losses primarily relates to a decrease in the discount rate used to determine the benefit obligations (see assumptions below).

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Plan Assets and Funded Status
A reconciliation of the change in plan assets for the years ended December 31, 2020 and 2019, and the funded status as of December 31, 2020 and 2019, is shown below (in millions):

	Pension				Other Postretirement
	December 31, 2020		December 31, 2019		December 31, 2020		December 31, 2019
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Change in plan assets:
Fair value of plan assets at beginning of period	$376.6	$396.8	$330.6	$351.8	$—	$—	$—	$—
Actual return on plan assets	41.7	19.8	61.5	42.3	—	—	—	—
Employer contributions	19.2	7.7	3.4	6.6	3.2	1.5	3.6	1.3
Benefits paid	(19.3)	(20.0)	(18.9)	(21.5)	(3.2)	(1.5)	(3.6)	(1.3)
Benefits paid — settlements	—	(29.2)	—	—	—	—	—	—
Translation adjustment	—	7.9	—	17.6	—	—	—	—
Fair value of plan assets at end of period	$418.2	$383.0	$376.6	$396.8	$—	$—	$—	$—

Funded status	$(146.2)	$(146.2)	$(124.2)	$(107.5)	$(61.2)	$(27.4)	$(55.4)	$(25.6)
A summary of amounts recognized in the consolidated balance sheets as of December 31, 2020 and 2019, is shown below (in millions):

	Pension				Other Postretirement
	December 31, 2020		December 31, 2019		December 31, 2020		December 31, 2019
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Amounts recognized in the consolidated balance sheet:
Other long-term assets	$—	$9.1	$0.1	$23.8	$—	$—	$—	$—
Accrued liabilities	(2.5)	(3.2)	(2.6)	(3.3)	(4.0)	(1.5)	(3.9)	(1.4)
Other long-term liabilities	(143.7)	(152.1)	(121.7)	(128.0)	(57.2)	(25.9)	(51.5)	(24.2)
Accumulated Benefit Obligation
As of December 31, 2020 and 2019, the accumulated benefit obligation for all of the Company’s pension plans was $1,079.6 million and $990.3 million, respectively.
As of December 31, 2020 and 2019, the majority of the Company's pension plans had accumulated benefit obligations in excess of plan assets. Information related to pension plans with accumulated benefit obligations in excess of plan assets is shown below (in millions):

December 31,	2020	2019
Projected benefit obligation	$813.7	$726.3
Accumulated benefit obligation	799.6	711.5
Fair value of plan assets	512.2	470.8

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
Pretax amounts recognized in other comprehensive income (loss) for the years ended December 31, 2020 and 2019, are shown below (in millions):

	Pension				Other Postretirement
	December 31, 2020		December 31, 2019		December 31, 2020		December 31, 2019
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial gains (losses) recognized:
Reclassification adjustments	$2.3	$5.2	$1.8	$7.8	$(1.6)	$—	$(2.3)	$—
Actuarial loss arising during the period	(46.1)	(39.7)	(21.7)	(33.8)	(6.9)	(2.1)	(4.5)	—
Effect of curtailment	—	—	—	0.1	—	—	—	—
Effect of settlements	0.3	13.0	0.1	—	—	—	—	—
Prior service credit recognized:
Reclassification adjustments	—	—	—	—	(0.2)	—	(0.2)	(0.2)
Prior service cost arising during the period	—	—	—	—	(0.4)	—	—	—
Translation adjustment	—	(3.6)	—	(3.8)	—	—	—	—
	$(43.5)	$(25.1)	$(19.8)	$(29.7)	$(9.1)	$(2.1)	$(7.0)	$(0.2)
In addition, the Company recognized tax benefit (expense) in other comprehensive income (loss) related to its defined benefit plans of $18.5 million, $13.7 million and ($3.0) million for the years ended December 31, 2020, 2019 and 2018, respectively.
Pretax amounts recorded in accumulated other comprehensive loss not yet recognized in net periodic benefit cost as of December 31, 2020 and 2019, are shown below (in millions):

	Pension				Other Postretirement
	December 31, 2020		December 31, 2019		December 31, 2020		December 31, 2019
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Net unrecognized actuarial gain (loss)	$(149.4)	$(160.7)	$(105.9)	$(135.9)	$11.2	$(3.0)	$19.6	$(0.9)
Prior service (cost) credit	—	(1.5)	—	(1.2)	1.2	0.1	1.9	0.1
	$(149.4)	$(162.2)	$(105.9)	$(137.1)	$12.4	$(2.9)	$21.5	$(0.8)
The Company uses the corridor approach when amortizing actuarial gains and losses. Under the corridor approach, net unrecognized actuarial gains and losses in excess of 10% of the greater of i) the projected benefit obligation or ii) the fair value of plan assets are amortized over future periods. For plans with little to no active participants, the amortization period is the remaining average life expectancy of the participants. For plans with active participants, the amortization period is the remaining average service period of the active participants. The amortization periods range from 4 to 34 years for the Company's defined benefit pension plans and from 1 to 17 years for the Company's other postretirement benefit plans.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Net Periodic Pension and Other Postretirement Benefit Cost (Credit)
The components of the Company’s net periodic pension benefit cost (credit) are shown below (in millions):

	Year Ended December 31,
	2020		2019		2018
Pension	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$0.1	$5.0	$0.1	$6.3	$0.1	$6.9
Interest cost	16.4	12.2	18.6	14.7	19.8	14.7
Expected return on plan assets	(21.4)	(19.6)	(20.2)	(20.9)	(27.3)	(23.0)
Amortization of actuarial loss	2.3	5.2	1.8	7.8	2.0	6.2
Curtailment (gain) loss	—	—	—	(2.3)	—	0.4
Settlement losses	0.3	13.0	0.1	—	5.7	—
Net periodic benefit cost (credit)	$(2.3)	$15.8	$0.4	$5.6	$0.3	$5.2
The components of the Company’s net periodic other postretirement benefit cost (credit) are shown below (in millions):

	Year Ended December 31,
	2020		2019		2018
Other Postretirement	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$—	$—	$0.3	$—	$0.4
Interest cost	1.7	0.7	2.1	1.3	1.9	1.4
Amortization of actuarial (gain) loss	(1.6)	—	(2.3)	—	(2.2)	0.2
Amortization of prior service credit	(0.2)	—	(0.2)	(0.2)	(0.2)	(0.3)
Curtailment gain	—	—	—	(10.6)	—	—
Net periodic benefit cost (credit)	$(0.1)	$0.7	$(0.4)	$(9.2)	$(0.5)	$1.7
For the year ended December 31, 2020, the Company recognized pension settlement losses of $12.9 million related to its restructuring actions (Note 5, "Restructuring").
For the year ended December 31, 2019, the Company recognized an other postretirement curtailment gain of $10.6 million related to its restructuring actions (Note 5, "Restructuring").
For the year ended December 31, 2018, the Company recognized pension settlement losses of $5.4 million related to its annuity purchase for certain terminated vested plan participants of its U.S. defined benefit pension plans.
Assumptions
The weighted average actuarial assumptions used in determining the benefit obligations are shown below:

	Pension		Other Postretirement
December 31,	2020	2019	2020	2019
Discount rate:
Domestic plans	2.6%	3.4%	2.4%	3.2%
Foreign plans	2.0%	2.6%	2.5%	3.1%
Rate of compensation increase:
Foreign plans	3.3%	3.7%	N/A	N/A

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The weighted average actuarial assumptions used in determining the net periodic benefit cost (credit) are shown below:

For the year ended December 31,	2020	2019	2018
Pension
Discount rate:
Domestic plans	3.4%	4.3%	3.6%
Foreign plans	2.6%	3.4%	3.1%
Expected return on plan assets:
Domestic plans	5.8%	6.3%	6.5%
Foreign plans	5.4%	5.9%	5.9%
Rate of compensation increase:
Foreign plans	3.7%	3.4%	3.3%
Other postretirement
Discount rate:
Domestic plans	3.2%	4.2%	3.5%
Foreign plans	3.1%	3.8%	3.5%
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
As of December 31, 2020 and 2019, the weighted-average interest crediting rate used by one of the Company's U.S. pension plans was a minimum of 4.0%.
Healthcare Trend Rate
The assumed healthcare cost trend rates used to measure the postretirement benefit obligation as of December 31, 2020, are shown below:

	U.S. Plans	Foreign Plans
Initial healthcare cost trend rate	6.5%	4.7%
Ultimate healthcare cost trend rate	4.5%	4.0%
Year ultimate healthcare cost trend rate achieved	2028	2040

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Plan Assets
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s pension plan assets measured at fair value on a recurring basis as of December 31, 2020 and 2019, are shown below (in millions):

	December 31, 2020
	Total	Level 1	Level 2	Level 3	Valuation Technique
U.S. Plans:
Equity securities -
Equity funds	$104.3	$85.9	$18.4	$—	Market
Common stock	85.2	53.9	31.3	—	Market
Fixed income -
Fixed income funds	84.2	84.2	—	—	Market
Corporate bonds	66.7	—	66.7	—	Market
Government obligations	6.2	—	6.2	—	Market
Preferred stock	1.4	0.9	0.5	—	Market
Cash and short-term investments	11.9	2.8	9.1	—	Market
Assets at fair value	359.9	$227.7	$132.2	$—
Investments measured at net asset value -
Alternative investments	58.3
Assets at fair value	$418.2
Foreign Plans:
Equity securities -
Equity funds	$138.0	$—	$138.0	$—	Market
Common stock	60.9	60.9	—	—	Market
Fixed income -
Fixed income funds	58.4	—	58.4	—	Market
Corporate bonds	30.8	—	30.8	—	Market
Government obligations	49.5	—	49.5	—	Market
Cash and short-term investments	15.1	7.0	8.1	—	Market
Assets at fair value	352.7	$67.9	$284.8	$—
Investments measured at net asset value -
Alternative investments	30.3
Assets at fair value	$383.0

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	December 31, 2019
	Total	Level 1	Level 2	Level 3	Valuation Technique
U.S. Plans:
Equity securities -
Equity funds	$103.6	$81.5	$22.1	$—	Market
Common stock	77.4	45.5	31.9	—	Market
Fixed income -
Fixed income funds	76.0	76.0	—	—	Market
Corporate bonds	53.9	—	53.9	—	Market
Government obligations	7.3	—	7.3	—	Market
Preferred stock	1.2	0.6	0.6	—	Market
Cash and short-term investments	14.0	8.4	5.6	—	Market
Assets at fair value	333.4	$212.0	$121.4	$—
Investments measured at net asset value -
Alternative investments	43.2
Assets at fair value	$376.6
Foreign Plans:
Equity securities -
Equity funds	$148.4	$—	$148.4	$—	Market
Common stock	66.7	66.7	—	—	Market
Fixed income -
Fixed income funds	45.6	—	45.6	—	Market
Corporate bonds	31.5	—	31.5	—	Market
Government obligations	55.8	—	55.8	—	Market
Cash and short-term investments	10.9	7.7	3.2	—	Market
Assets at fair value	358.9	$74.4	$284.5	$—
Investments measured at net asset value -
Alternative investments	37.9
Assets at fair value	$396.8
For further information on the GAAP fair value hierarchy, see Note 16, "Financial Instruments." Pension plan assets for the foreign plans relate to the Company’s pension plans primarily in Canada and the United Kingdom.
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
Contributions
In 2021, the Company's minimum required contributions to its domestic and foreign pension plans are expected to be approximately $5 million to $10 million. The Company may elect to make contributions in excess of minimum funding requirements in response to investment performance or changes in interest rates or when the Company believes that it is financially advantageous to do so and based on its other cash requirements. After 2021, the Company’s minimum funding requirements will depend on several factors, including investment performance and interest rates. The Company’s minimum funding requirements may also be affected by changes in applicable legal requirements.
Benefit Payments
As of December 31, 2020, the Company’s estimate of expected benefit payments in each of the five succeeding years and in the aggregate for the five years thereafter are shown below (in millions):

	Pension		Other Postretirement
Year	U.S.	Foreign	U.S.	Foreign
2021	$20.9	$19.3	$4.0	$1.4
2022	22.8	20.5	4.0	1.5
2023	23.5	20.2	4.0	1.5
2024	23.5	21.0	4.0	1.5
2025	24.5	22.0	3.9	1.4
Five years thereafter	130.8	127.9	17.7	6.8
Multi-Employer Pension Plans
The Company currently participates in two multi-employer pension plans, the U.A.W. Labor-Management Group Pension Plan (EIN 51-6099782-001) and UNITE Here National Retirement Fund (EIN 13-6130178-001), for certain of its employees. Contributions to these plans are based on four collective bargaining agreements, which expire between January 31, 2021 and April 25, 2025.
Detailed information related to these plans is shown below (amounts in millions):

	Pension Protection Act Zone Status				Contributions to Multiemployer Pension Plans
Employer Identification Number ("EIN")	December 31, 2020 Certification	December 31, 2019 Certification	FIP/RP Pending or Implemented	Surcharge	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
51-6099782-001	Green	Green	Yes	No	$0.6	$0.5	$0.6
13-6130178-001	Red	Red	Yes	No	0.5	0.4	0.4
For its plan years 2020 and 2019, the Company's contributions to the U.A.W. Labor-Management Group Pension Plan represented more than 5% of the plan's total contributions.
Defined Contribution Plan
The Company also sponsors defined contribution plans and participates in government-sponsored programs in certain foreign countries. Contributions are determined as a percentage of each covered employee’s salary. For the years ended December 31, 2020, 2019 and 2018, the aggregate cost of the defined contribution plans was $17.1 million, $14.0 million and $13.7 million, respectively.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Company also has a defined contribution retirement program for its salaried employees. Contributions to this program are determined as a percentage of each covered employee’s eligible compensation. For the years ended December 31, 2020, 2019 and 2018, the Company recorded expense of $18.3 million, $17.6 million and $21.5 million, respectively, related to this program.
(11) Revenue Recognition
A summary of the Company’s revenue by reportable operating segment and geography is shown below (in millions):

For the year ended December 31,	2020
	Seating	E-Systems	Total
North America	$5,545.7	$1,084.8	$6,630.5
Europe and Africa	4,371.4	1,868.9	6,240.3
Asia	2,418.7	1,236.6	3,655.3
South America	376.9	142.5	519.4
	$12,712.7	$4,332.8	$17,045.5

For the year ended December 31,	2019
	Seating	E-Systems	Total
North America	$6,265.2	$1,100.3	$7,365.5
Europe and Africa	5,620.2	2,165.3	7,785.5
Asia	2,710.7	1,257.6	3,968.3
South America	501.1	189.9	691.0
	$15,097.2	$4,713.1	$19,810.3

For the year ended December 31,	2018
	Seating	E-Systems	Total
North America	$6,549.7	$1,110.9	$7,660.6
Europe and Africa	6,299.0	2,427.9	8,726.9
Asia	2,624.6	1,415.4	4,040.0
South America	548.6	172.4	721.0
	$16,021.9	$5,126.6	$21,148.5
(12) Capital Stock, Accumulated Other Comprehensive Loss and Equity
Common Stock
The Company is authorized to issue up to 300,000,000 shares of Common Stock. The Company’s Common Stock is listed on the New York Stock Exchange under the symbol "LEA" and has the following rights and privileges:
•Voting Rights – All shares of the Company’s common stock have identical rights and privileges. With limited exceptions, holders of common stock are entitled to one vote for each outstanding share of common stock held of record by each stockholder on all matters properly submitted for the vote of the Company’s stockholders.
•Dividend Rights – Subject to applicable law, any contractual restrictions and the rights of the holders of outstanding preferred stock, if any, holders of common stock are entitled to receive ratably such dividends and other distributions that the Company’s Board of Directors, in its discretion, declares from time to time.
•Liquidation Rights – Upon the dissolution, liquidation or winding up of the Company, subject to the rights of the holders of outstanding preferred stock, if any, holders of common stock are entitled to receive ratably the assets of the Company available for distribution to the Company’s stockholders in proportion to the number of shares of common stock held by each stockholder.
•Conversion, Redemption and Preemptive Rights – Holders of common stock have no conversion, redemption, sinking fund, preemptive, subscription or similar rights.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Common Stock Share Repurchase Program
Since the first quarter of 2011, the Company's Board of Directors has authorized $6.1 billion in share repurchases under its common stock share repurchase program. As of December 31, 2020, the Company has paid $4.7 billion in aggregate for repurchases of its common stock, at an average price of $90.07 per share, excluding commissions and related fees. In March 2020, as a proactive measure in response to the COVID-19 pandemic, the Company suspended share repurchases under its share repurchase program.
Share repurchases are shown below (in millions except for shares and per share amounts):

For the year ended December 31,	Aggregate Repurchases	Cash paid for Repurchases	Number of Shares	Average Price per Share (2)
2020 (1)	$70.0	$70.0	641,149	$109.22
2019	$380.4	$384.7	2,819,081	$134.95
2018	$705.2	$704.9	4,308,418	$163.69
(1)    Prior to suspension.
(2)    Excludes commissions.
As of December 31, 2020, the Company has a remaining repurchase authorization of $1.4 billion under its current common stock share repurchase program, which will expire on December 31, 2022. The Company may implement these share repurchases through a variety of methods, including, but not limited to, open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which the Company will repurchase its outstanding common stock and the timing of such repurchases will depend upon its financial condition, prevailing market conditions, alternative uses of capital and other factors.
In addition to shares repurchased under the Company’s common stock share repurchase program described above, the Company classified shares withheld from the settlement of the Company’s restricted stock unit and performance share awards to cover tax withholding requirements as common stock held in treasury in the accompanying consolidated balance sheets as of December 31, 2020 and 2019.
In 2018, the Company’s Board of Directors approved the retirement of 8 million shares of common stock held in treasury. These retired shares are reflected as authorized, but not issued, in the accompanying consolidated balance sheets as of December 31, 2020 and 2019. The retirement of shares held in treasury resulted in a reduction in the par value of common stock, additional paid-in capital and retained earnings of $0.1 million, $155.9 million and $1,014.2 million, respectively. These reductions were offset by a corresponding reduction in shares held in treasury of $1,170.2 million. Accordingly, there was no effect on stockholders' equity as a result of this transaction.
Quarterly Dividend
In March 2020, as a proactive measure in response to the COVID-19 pandemic, the Company suspended its quarterly cash dividend. Prior to the suspension, the Company’s Board of Directors declared a cash dividend of $0.77 per share of common stock in the first quarter of 2020. The quarterly cash dividend was reinstated in the fourth quarter of 2020 at $0.25 per share of common stock. In 2019 and 2018, the Company’s Board of Directors declared quarterly cash dividends of $0.75 and $0.70, respectively, per share of common stock.
Dividends declared and paid are shown below (in millions):

For the year ended December 31,	2020	2019	2018
Dividends declared	$62.1	$186.3	$185.8
Dividends paid	$67.3	$186.3	$186.3
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of changes in accumulated other comprehensive loss, net of tax is shown below (in millions):

For the year ended December 31,	2020	2019	2018
Defined benefit plans:
Balance at beginning of year	$(217.6)	$(172.8)	$(184.0)
Reclassification adjustments (net of tax expense of $4.7 million in 2020, $2.0 million in 2019 and $2.4 million in 2018)	14.3	5.0	9.0
Other comprehensive income (loss) recognized during the period (net of tax benefit (expense) of $23.2 million in 2020, $15.7 million in 2019 and ($0.6) million in 2018)	(73.6)	(49.8)	2.2
Balance at end of year	$(276.9)	$(217.6)	$(172.8)
Derivative instruments and hedge activities:
Balance at beginning of year	$9.8	$(9.7)	$(22.9)
Reclassification adjustments (net of tax benefit (expense) of ($1.8) million in 2020, $10.2 million in 2019 and $4.1 million in 2018)	7.5	(38.0)	(15.2)
Other comprehensive income (loss) recognized during the period (net of tax benefit (expense) of $1.0 million in 2020, ($15.7) million in 2019 and ($7.4) million in 2018)	(4.7)	57.5	28.4
Balance at end of year	$12.6	$9.8	$(9.7)
Currency translation adjustments:
Balance at beginning of year	$(564.9)	$(523.3)	$(306.5)
Other comprehensive income (loss) recognized during the period (net of tax benefit of $3.8 million in 2020, $0.9 million in 2019 and $2.3 million in 2018)	124.1	(41.6)	(216.8)
Balance at end of year	$(440.8)	$(564.9)	$(523.3)
For the years ended December 31, 2020, 2019 and 2018, other comprehensive income (loss) related to currency translation adjustments includes pretax losses related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future of $0.6 million, $0.5 million and $1.2 million, respectively.
For the years ended December 31, 2020 and 2019, other comprehensive income (loss) related to currency translation adjustments also includes net investment hedge losses of $18.3 million and $4.4 million, respectively.
Redeemable Noncontrolling Interest
In accordance with GAAP, the Company records redeemable noncontrolling interests at the greater of (1) the initial carrying amount adjusted for the noncontrolling interest holder’s share of total comprehensive income or loss and dividends ("noncontrolling interest carrying value") or (2) the redemption value as of and based on conditions existing as of the reporting date. Required redeemable noncontrolling interest adjustments are recorded as an increase to redeemable noncontrolling interests, with an offsetting adjustment to retained earnings. The redeemable noncontrolling interest is classified in mezzanine equity in the accompanying consolidated balance sheet as of December 31, 2019.
In 2020, the noncontrolling interest holder in Shanghai Lear STEC Automotive Parts Co., Ltd. exercised its option requiring the Company to purchase its 45% redeemable noncontrolling interest. The transaction was completed in the fourth quarter of 2020 for $95.5 million plus undistributed retained earnings of $26.8 million. These amounts are reflected in cash flows from financing activities in the accompanying statement of cash flows for the year ended December, 31, 2020.
For further information related to the redeemable noncontrolling interest adjustment, see Note 3, "Summary of Significant Accounting Policies — Net Income Per Share Attributable to Lear."
Noncontrolling Interests
In 2019, the Company deconsolidated GACC as it no longer controls the entity. In 2018, the Company gained control of Lear FAWSN. For further information related to these transactions, see Note 6, "Investments in Affiliates and Other Related Party Transactions."

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(13) Stock-Based Compensation
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
Under the 2009 LTSIP, the 2019 LTSIP and the Inducement Plan, the Company has granted restricted stock units, performance shares and stock options to certain of its employees, all of which generally vest in three years following the grant date. For the years ended December 31, 2020, 2019 and 2018, the Company recognized compensation expense related to these awards of $39.0 million, $22.3 million and $40.1 million, respectively. Unrecognized compensation expense related to these awards of $65.5 million will be recognized over the next 1.9 years on a weighted average basis. In accordance with the provisions of the awards, the Company withholds shares from the settlement of such awards to cover minimum statutory tax withholding requirements. The withheld shares are classified as common stock held in treasury in the accompanying consolidated balance sheets as of December 31, 2020 and 2019.
A summary of restricted stock units, performance shares and stock options for the year ended December 31, 2020, is shown below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value	Stock Options	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2019	705,136	$128.71	849,544	$140.83	—
Granted	168,811	$129.40	346,317	$147.53	108,446	$30.32
Distributed (vested)	(220,122)		(129,920)		—
Cancelled	(37,241)		(256,470)		—
Outstanding as of December 31, 2020 (1)	616,584	$124.83	809,471	$143.48	108,446	$30.32

Vested or expected to vest as of December 31, 2020	616,584		299,390		108,446
(1)Outstanding performance shares are reflected at the maximum possible payout that may be earned during the relevant performance periods.
The grant date fair value of restricted stock units is based on the share price on the grant date. The weighted average grant date fair value of restricted stock units granted in 2019 and 2018 was $134.65 and $168.86, respectively. The grant date fair value of performance shares was based on a Monte Carlo simulation in 2020 and 2019 and on the share price on the grant date in 2018. The weighted average grant date fair value of performance shares granted in 2019 and 2018 was $124.48 and $179.40, respectively. The grant date fair value of stock options is based on a Black-Scholes model.
(14) Commitments and Contingencies
Legal and Other Contingencies
As of December 31, 2020 and 2019, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $17.2 million and $14.0 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.

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
A summary of the changes in reserves for product liability and warranty claims for each of the periods in the two years ended December 31, 2020, is shown below (in millions):

Balance as of January 1, 2019	$28.5
Expense, net, including changes in estimates	17.9
Settlements	(15.2)
Foreign currency translation and other	0.8
Balance as of December 31, 2019	32.0
Expense, net, including changes in estimates	26.1
Settlements	(10.3)
Foreign currency translation and other	0.9
Balance as of December 31, 2020	$48.7
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
As of December 31, 2020 and 2019, the Company had recorded environmental reserves of $8.9 million and $9.3 million, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
Other Matters
The Company is involved from time to time in various other legal proceedings and claims, including, without limitation, intellectual property matters, tax claims and employment matters. Although the outcome of any legal matter cannot be predicted with certainty, the Company does not believe that any of the other legal proceedings or claims in which the Company is

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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
Employees
Approximately 47% of the Company’s employees are members of industrial trade unions and are employed under the terms of various labor agreements. Labor agreements covering approximately 85% of the Company’s global unionized workforce of approximately 82,500 employees, including labor agreements in the United States and Canada covering approximately 1% of the Company’s global unionized workforce, are scheduled to expire in 2021. Management does not anticipate any significant difficulties with respect to the renewal of these agreements.
(15) Segment Reporting
A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Year Ended December 31, 2020
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$12,712.7	$4,332.8	$—	$17,045.5
Segment earnings (1)	590.5	98.1	(234.5)	454.1
Depreciation and amortization	348.1	176.6	15.2	539.9
Capital expenditures	257.2	179.3	15.8	452.3
Total assets	7,596.1	3,403.3	2,199.2	13,198.6

	Year Ended December 31, 2019
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$15,097.2	$4,713.1	$—	$19,810.3
Segment earnings (1)	961.2	366.3	(257.3)	1,070.2
Depreciation and amortization	331.0	163.0	15.9	509.9
Capital expenditures	370.4	213.9	19.6	603.9
Total assets	7,277.6	3,068.1	2,335.0	12,680.7

	Year Ended December 31, 2018
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$16,021.9	$5,126.6	$—	$21,148.5
Segment earnings (1)	1,263.6	628.5	(238.0)	1,654.1
Depreciation and amortization	323.5	146.2	14.7	484.4
Capital expenditures	459.8	208.4	8.8	677.0
(1)For a definition of segment earnings, see Note 3 , "Summary of Significant Accounting Policies — Segment Reporting."
For the year ended December 31, 2020, segment earnings include restructuring charges of $83.1 million, $54.5 million and $1.1 million in the Seating and E-Systems segments and in the other category, respectively. The Company expects to incur approximately $11 million and approximately $7 million of additional restructuring costs in the Seating and E-Systems segments, respectively, related to activities initiated as of December 31, 2020, and expects that the components of such costs will be consistent with its historical experience.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

For further information, see Note 5, "Restructuring."
A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

For the year ended December 31,	2020	2019	2018
Segment earnings	$688.6	$1,327.5	$1,892.1
Corporate and regional headquarters and elimination of intercompany activity ("Other")	(234.5)	(257.3)	(238.0)
Consolidated income before interest, other expense, provision for income taxes and equity in net income of affiliates	454.1	1,070.2	1,654.1
Interest expense	99.6	92.0	84.1
Other expense, net	55.2	24.6	31.6
Consolidated income before provision for income taxes and equity in net income of affiliates	$299.3	$953.6	$1,538.4
Revenues from external customers and tangible long-lived assets for each of the geographic areas in which the Company operates is shown below (in millions):

For the year ended December 31,	2020	2019	2018
Revenues from external customers
United States	$3,599.1	$3,658.5	$3,717.7
Mexico	2,528.4	3,058.6	3,236.9
China	2,592.7	2,579.7	2,781.5
Germany	1,288.3	1,698.7	2,187.2
Other countries	7,037.0	8,814.8	9,225.2
Total	$17,045.5	$19,810.3	$21,148.5

December 31,	2020	2019
Tangible long-lived assets (1)
United States	$534.0	$549.8
Mexico	689.9	700.1
China	458.2	450.2
Germany	205.8	204.9
Other countries	1,388.6	1,326.2
Total	$3,276.5	$3,231.2
(1)Tangible long-lived assets include property, plant and equipment and right-of-use assets.
The following is a summary of the percentage of revenues from major customers:

For the year ended December 31,	2020	2019	2018
General Motors	18.7%	18.2%	18.1%
Ford	13.5%	13.8%	15.6%
Daimler	11.9%	11.1%	9.9%
Volkswagen	11.7%	10.9%	9.6%

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

December 31,	2020	2019
Estimated aggregate fair value (1)	$2,633.3	$2,384.6
Aggregate carrying value (1) (2)	2,320.3	2,334.4
(1)    Includes Term Loan Facility and Notes (excludes "other" debt).
(2)    Excludes the impact of unamortized debt issuance costs and unamortized original issue premium (discount).
Cash, Cash Equivalents and Restricted Cash
The Company has cash on deposit that is legally restricted as to use or withdrawal. A reconciliation of cash and cash equivalents reported on the accompanying consolidated balance sheets to cash, cash equivalents and restricted cash reported on the consolidated statements of cash flows is shown below (in millions):

December 31,	2020	2019	2018
Balance sheet — cash and cash equivalents	$1,306.7	$1,487.7	$1,493.2
Restricted cash included in other current assets	5.1	15.9	8.7
Restricted cash included in other long-term assets	2.7	6.8	17.9
Statement of cash flows — cash, cash equivalents and restricted cash	$1,314.5	$1,510.4	$1,519.8
Accounts Receivable Factoring
During the second quarter of 2020, the Company entered into an uncommitted factoring arrangement which provides for aggregate purchases of specified customer accounts in North America. The factoring arrangement results in true sales of the factored receivables, which are excluded from amounts reported in the consolidated balance sheets when the receivables are factored in accordance with ASC 860, "Transfers and Servicing." There were no receivables factored during the year ended December 31, 2020. The Company cannot provide any assurances that the factoring arrangement will be available or utilized in the future.
Marketable Equity Securities
Marketable equity securities, which the Company accounts for under the fair value option, are included in the accompanying consolidated balance sheets as shown below (in millions):

December 31,	2020	2019
Other current assets	$9.3	$17.1
Other long-term assets	49.4	42.1
	$58.7	$59.2
Unrealized gains and losses arising from changes in the fair value of the marketable equity securities are recognized in other expense, net in the accompanying consolidated statements of income. The fair value of the marketable equity securities is determined by reference to quoted market prices in active markets (Level 1 input based on the GAAP fair value hierarchy).
Equity Securities Without Readily Determinable Fair Values
As of December 31, 2020 and 2019, investments in equity securities without readily determinable fair values of $11.2 million and $15.2 million, respectively, are included in other long-term assets in the accompanying consolidated balance sheets. Such investments are valued at cost, less any impairment, and adjusted for changes resulting from observable, orderly transactions for identical or similar securities. For the years ended December 31, 2020 and 2019, the Company recognized impairment charges

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

of $4.0 million and $5.0 million, respectively, related to investments in equity securities without readily determinable fair values.
Derivative Instruments and Hedging Activities
Foreign Exchange
The Company uses forwards, swaps and other derivative contracts to reduce the effects of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce exposure to fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, various European currencies, the Japanese yen, the Philippine peso, the Chinese renminbi, the Thai baht and the Brazilian real.
Foreign currency derivative contracts not designated as hedging instruments consist principally of hedges of cash transactions, intercompany loans and certain other balance sheet exposures.
Net Investment Hedges
The Company uses cross-currency interest rate swaps which are designated as net investment hedges of the foreign currency rate exposure of its investment in certain Euro-denominated subsidiaries. For the years ended December 31, 2020 and 2019, contra interest expense on net investment hedges of $6.5 million and $1.8 million, respectively, is included in interest expense in the accompanying consolidated statements of income.
Balance Sheet Classification
The notional amount, estimated aggregate fair value and related balance sheet classification of the Company's foreign currency and net investment hedge contracts are shown below (in millions, except for maturities):

December 31,	2020	2019
Fair value of foreign currency contracts designated as cash flow hedges:
Other current assets	$49.7	$44.0
Other long-term assets	13.0	7.3
Other current liabilities	(14.1)	(4.5)
Other long-term liabilities	(0.8)	(0.2)
	47.8	46.6
Notional amount	$1,353.3	$1,465.8
Outstanding maturities in months, not to exceed	24	24
Fair value of derivatives designated as net investment hedges:
Other long-term liabilities	$(22.6)	$(4.4)
Notional amount	$300.0	$300.0
Outstanding maturities in months, not to exceed	45	57
Fair value of foreign currency contracts not designated as hedge instruments:
Other current assets	$5.8	$6.9
Other current liabilities	(6.1)	(3.2)
	(0.3)	3.7
Notional amount	$1,140.8	$697.0
Outstanding maturities in months, not to exceed	12	12
Total fair value	$24.9	$45.9
Total notional amount	$2,794.1	$2,462.8

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Accumulated Other Comprehensive Loss — Derivative Instruments and Hedge Activities
Pretax amounts related to foreign currency, interest rate swap and net investment hedge contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

For the year ended December 31,	2020	2019	2018
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign currency contracts	$(5.7)	$82.4	$50.5
Interest rate swap contracts	—	(9.2)	(14.7)
Net investment hedges	(18.3)	(4.4)	—
	(24.0)	68.8	35.8
(Gains) losses reclassified from accumulated other comprehensive loss to:
Net sales	(0.6)	3.8	2.3
Cost of sales	7.6	(52.6)	(21.6)
Interest expense	2.4	1.1	—
Other expense, net	(0.1)	—	—
	9.3	(47.7)	(19.3)
Comprehensive income (loss)	$(14.7)	$21.1	$16.5
As of December 31, 2020 and 2019, pretax net gains $4.7 million and $19.4 million, respectively, related to the Company’s derivative instruments and hedge activities were recorded in accumulated other comprehensive loss.
During the next twelve month period, net gains (losses) expected to be reclassified into earnings are shown below (in millions):

Foreign currency contracts	$35.6
Interest rate swap contracts	(2.4)
Total	$33.2
Such gains and losses will be reclassified at the time that the underlying hedged transactions are realized.
For the years ended December 31, 2020, 2019 and 2018, the Company recognized tax expense of $0.8 million, $5.5 million and $3.3 million, respectively, in other comprehensive income related to its derivative instruments and hedge activities.
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
Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019, are shown below (in millions):

	December 31, 2020
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$47.5	Market / Income	$—	$47.5	$—
Net investment hedges	Recurring	(22.6)	Market / Income	—	(22.6)	—
Marketable equity securities	Recurring	58.7	Market	58.7	—	—

	December 31, 2019
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$50.3	Market / Income	$—	$50.3	$—
Net investment hedges	Recurring	(4.4)	Market / Income	—	(4.4)	—
Marketable equity securities	Recurring	59.2	Market	59.2	—	—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. If an estimate of the credit spread is required, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of December 31, 2020 and 2019, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy during 2020 and 2019.
For further information on fair value measurements and the Company’s defined benefit pension plan assets, see Note 10, "Pension and Other Postretirement Benefit Plans."
Items Measured at Fair Value on a Non-Recurring Basis
The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy.
In 2020 and 2019, the Company completed quantitative goodwill impairment analyses for selected reporting units (Note 3, "Summary of Significant Accounting Policies — Impairment of Goodwill"). The Level 3 fair value estimate of the reporting units was based on a third-party valuation and/or management's estimates, using a combination of the discounted cash flow method and guideline public company method.
In 2019, as a result of the acquisition of Xevo (Note 4, "Acquisition"), Level 3 fair value estimates of $90.1 million related to intangible assets are recorded in the accompanying consolidated balance sheets as of December 31, 2020 and 2019. The estimated fair values of these assets were based on third-party valuations and management's estimates, generally utilizing the income and cost approaches.
In 2019, as a result of the deconsolidation of GACC (Note 6, "Investments in Affiliates and Other Related Party Transactions"), the Company is accounting for its investment in GACC under the equity method. The Level 3 fair value estimate related to the Company's equity interest was based on the present value of future cash flows and reflects a discount for the lack of control and the lack of marketability associated with equity interests.
In 2018, as a result of the Lear FAWSN transaction (Note 6, "Investments in Affiliates and Other Related Party Transactions"), Level 3 fair value estimates related to property, plant and equipment of $11.0 million, intangible assets of $7.5 million and noncontrolling interests of $14.0 million are recorded in the accompanying consolidated balance sheets as of December 31, 2020 and 2019. In addition, the Lear FAWSN transaction required a Level 3 fair value estimate related to the Company's

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

previously held equity interest of $23.0 million. These Level 3 fair value estimates were determined as of the effective date of the transaction.
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
As of December 31, 2020 and 2019, there were no additional significant assets or liabilities measured at fair value on a non-recurring basis.
(17) Quarterly Financial Data (unaudited)
(In millions, except per share data)

	Thirteen Weeks Ended
	April 4, 2020	July 4, 2020	October 3, 2020	December 31, 2020
Net sales	$4,457.7	$2,444.5	$4,900.1	$5,243.2
Gross profit	334.2	(127.4)	442.8	459.3
Consolidated net income (loss)	83.6	(269.5)	197.1	222.7
Net income (loss) attributable to Lear	76.4	(293.9)	174.4	201.6
Basic net income (loss) per share attributable to Lear	1.26	(4.89)	2.90	3.35
Diluted net income (loss) per share attributable to Lear	1.26	(4.89)	2.89	3.33
In the first quarter of 2020, the Company recognized tax benefits of $10.6 million related to a loss on the extinguishment of debt, restructuring charges and various other items. The Company also recognized a loss of $21.1 million related to the extinguishment of debt.
In the second quarter of 2020, the Company recognized tax expense of $22.8 million related to the establishment of a valuation allowance on deferred tax assets of a foreign subsidiary and net tax benefits of $21.1 million related to restructuring charges and various other items.
In the third quarter of 2020, the Company recognized tax benefits of $9.8 million related to the release of a valuation allowance on deferred tax assets and $5.0 million related to an increase in our research and development tax credits resulting from the completion of a research and development tax credit study and net tax expense of $10.2 million related to restructuring charges and various other items. The Company also recognized a pension benefit plan settlement loss of $10.2 million related to its restructuring actions.
In the fourth quarter of 2020, the Company recognized tax benefits of $8.1 million related to restructuring charges and various other items and $15.5 million related to the U.S. deferred tax effect of our foreign branches and tax expense of $16.7 million related to a net increase in valuation allowances on deferred tax assets. The Company also recognized pension benefit plan settlement losses of $2.7 million related to its restructuring actions and an impairment charge of $4.0 million related to an investment.
For further information, see Note 6, "Investments in Affiliates and Other Related Party Transactions," Note 7, "Debt," Note 9, "Income Taxes," and Note 10, "Pension and Other Postretirement Benefit Plans."

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
In the second quarter of 2019, the Company recognized tax benefits of $11.0 million related to restructuring charges and various other items and tax expense of $10.4 million related to the establishment of a valuation allowance on the deferred tax assets of a foreign subsidiary. The Company also recognized a loss of $10.6 million related to the extinguishment of debt.
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
For further information see, Note 6, "Investments in Affiliates and Other Related Party Transactions," Note 7, "Debt," Note 9, "Income Taxes," and Note 10, "Pension and Other Postretirement Benefit Plans ."
(18) Accounting Pronouncements
The Company considers the applicability and impact of all ASUs issued by the FASB.
The Company considered the ASUs summarized below, effective for 2020:
Measurement of Credit Losses on Financial Instruments
See Note 3, "Summary of Significant Accounting Policies — Accounts Receivable."
Simplifying the Test for Goodwill Impairment
Effective January 1, 2020, the standard simplifies the accounting for goodwill impairments and allows a goodwill impairment charge to be based on the amount of a reporting unit's carrying value in excess of its fair value. This eliminates the requirement to calculate the implied fair value of goodwill (i.e., "Step 2" under current guidance).
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The guidance provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied to applicable contract modifications and hedge relationships prospectively through December 31, 2022. The adoption of this guidance is not expected to have a significant impact on the Company's financial statements.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Disclosure Requirements for Defined Benefit Plans
In December 2020, the Company adopted ASU 2018-14, "Compensation — Retirement Benefits — Defined Benefit Plans — General (Subtopic 715-20): Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans," which provides minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. The adoption of this standard did not have a significant impact on the Company's financial statements.
The Company considered the ASUs summarized below, effective after 2020:
Simplifying the Accounting for Income Taxes
See Note 3 "Summary of Significant Accounting Policies — Income Taxes."

LEAR CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2020
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$36.0	$7.0	$(9.8)	$2.1	$35.3
Allowance for deferred tax assets	344.8	81.4	(43.5)	15.0	397.7
Total	$380.8	$88.4	$(53.3)	$17.1	$433.0

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2019
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$33.2	$14.3	$(10.9)	$(0.6)	$36.0
Allowance for deferred tax assets	350.4	31.3	(30.7)	(6.2)	344.8
Total	$383.6	$45.6	$(41.6)	$(6.8)	$380.8

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2018
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$41.8	$11.4	$(17.5)	$(2.5)	$33.2
Allowance for deferred tax assets	402.2	24.5	(56.7)	(19.6)	350.4
Total	$444.0	$35.9	$(74.2)	$(22.1)	$383.6

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A – CONTROLS AND PROCEDURES
(a)Disclosure Controls and Procedures
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
(b)Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.
(c)Attestation Report of the Registered Public Accounting Firm
The attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting is set forth in Item 8, "Consolidated Financial Statements and Supplementary Data," under the caption "Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting" and incorporated herein by reference.
(d)Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Equity Compensation Plan Information

As of December 31, 2020	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,534,501	(1)	$9.90	(2)	1,624,471
Equity compensation plans not approved by security holders	—		—		—
Total	1,534,501		$9.90		1,624,471
(1)Includes 616,584 of outstanding restricted stock units, 809,471 of outstanding performance shares and 108,446 of outstanding stock options. Outstanding performance shares are reflected at the maximum possible payout that may be earned during the relevant performance periods.
(2)Reflects outstanding restricted stock units and performance shares at a weighted average price of zero. Reflects outstanding stock options at a weighted average exercise price of $140.09.

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
Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Equity for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements
2.    Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts
All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.
3.    The exhibits listed on the "Index to Exhibits" are filed with this Form 10-K or incorporated by reference as set forth below.
(b)The exhibits listed on the "Index to Exhibits" are filed with this Form 10-K or incorporated by reference as set forth below.
(c)Additional Financial Statement Schedules
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

4.2
First Supplemental Indenture, dated August 17, 2017, among the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 17, 2017).

4.3
Second Supplemental Indenture, dated May 1, 2019, among the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 1, 2019).

4.4
Third Supplemental Indenture, dated May 1, 2019, among the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 1, 2019).

4.5
Fourth Supplemental Indenture, dated February 24, 2020, among the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 24, 2020).

4.6		Description of Lear Corporation's securities (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).
10.1	*
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
Form of 2019 Restricted Stock Unit “Career Shares” Award Agreement under the Lear Corporation 2019 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

	10.12	*
Lear Corporation Salaried Retirement Restoration Program (f/k/a Lear Corporation PSP Excess Plan), amended and restated effective December 29, 2017 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

**	10.13	*	First Amendment to the Lear Corporation Salaried Retirement Restoration Program (amended and restated effective December 29, 2017), effective as of November 18, 2020.
	10.14	*
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

	10.17	*	Lear Corporation 2019 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on July 26, 2019).
	10.18	*
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

	10.20	*
Form of 2020 Performance-Based Career Shares Award Agreement under the Lear Corporation 2019 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 19, 2020).

**	10.21	*	Form of 2021 Performance Share Terms and Conditions under the Lear Corporation 2019 Long-Term Stock Incentive Plan.
	10.22	*
Second Amended and Restated Employment Agreement, dated February 14, 2018, between the Company and Raymond E. Scott (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2018).

	10.23	*
Waiver Agreement, dated April 10, 2020, between Lear Corporation and Raymond E. Scott (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2020).

	10.24	*
Employment Agreement, dated September 27, 2019, between Lear Corporation and Jason M. Cardew (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2019).

	10.25	*
Waiver Agreement, dated April 10, 2020, between Lear Corporation and Jason M. Cardew (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2020).

	10.26	*
Employment Agreement, dated April 2, 2012, between the Company and Thomas A. DiDonato (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018).

	10.27	*
Waiver Agreement, dated April 10, 2020, between Lear Corporation and Thomas A. DiDonato (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2020).

	10.28	*
Employment Agreement, dated August 8, 2019, between Lear Corporation and Carl A. Esposito (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 14, 2019).

	10.29	*
Waiver Agreement, dated April 10, 2020, between Lear Corporation and Carl A. Esposito (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2020).

	10.30	*
Second Amended and Restated Employment Agreement, dated March 1, 2018, between the Company and Frank C. Orsini (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2018).

	10.31	*
Waiver Agreement, dated April 10, 2020, between Lear Corporation and Frank C. Orsini (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2020).

	10.32	*	Employment Agreement, dated June 25, 2019, between Lear Corporation and Harry A. Kemp (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 28, 2019).
	10.33	*
Lear Corporation Annual Incentive Plan (Amended and Restated as of January 1, 2014) (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 1, 2014).

	10.34	*
First Amendment to the Lear Corporation 2009 Long-Term Stock Incentive Plan (amended and restated as of January 1, 2014), effective as of January 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2017).

	10.35
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

	10.36
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

	10.37
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

	10.38	*
First Amendment to the Lear Corporation Annual Incentive Plan (amended and restated as of January 1, 2014), effective February 9, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2017).

	10.39	*
Second Amendment to the Lear Corporation Annual Incentive Plan (amended and restated January 1, 2014), effective December 19, 2019 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

	10.40	*
Statement on Confidential Information, effective as of August 9, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

	10.41	*
First Amendment to the Lear Corporation Outside Directors Compensation Plan, effective September 13, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

	10.42	*
Lear Corporation Outside Directors Compensation Plan - Form of Stock Grant Deferral Election, effective as of September 13, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

	10.43	*
Anti-Hedging and Anti-Pledging Policy, amended and restated as of September 13, 2017 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

	10.44	*	Lear Corporation 2019 Inducement Grant Plan (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed on April 17, 2019).
**	21.1		List of subsidiaries of the Company.
**	23.1		Consent of Ernst & Young LLP.
**	31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
**	31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
**	32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 10, 2021.

Lear Corporation

By:	/s/ Raymond E. Scott
Raymond E. Scott
President and Chief Executive Officer and a Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Lear Corporation and in the capacities indicated on February 10, 2021.

/s/ Raymond E. Scott	/s/ Bradley M. Halverson
Raymond E. Scott	Bradley M. Halverson
President and Chief Executive Officer and a Director	a Director
(Principal Executive Officer)
/s/ Mary Lou Jepsen
/s/ Jason M. Cardew	Mary Lou Jepsen
Jason M. Cardew	a Director
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)	/s/ Roger A. Krone
Roger A. Krone
/s/ Amy A. Doyle	a Director
Amy A. Doyle
Vice President and Chief Accounting Officer	/s/ Patricia L. Lewis
(Principal Accounting Officer)	Patricia L. Lewis
a Director
/s/ Thomas P. Capo
Thomas P. Capo	/s/ Kathleen A. Ligocki
a Director	Kathleen A. Ligocki
a Director
/s/ Mei-Wei Cheng
Mei-Wei Cheng	/s/ Conrad L. Mallett, Jr.
a Director	Conrad L. Mallett, Jr.
a Director
/s/ Jonathan F. Foster
Jonathan F. Foster	/s/ Gregory C. Smith
a Director	Gregory C. Smith
Non-Executive Chairman of the Board of Directors and
a Director