Form 10-Q
period 2021-04-03
LEAR CORP
filed 2021-05-07
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2021.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2021, the number of shares outstanding of the registrant’s common stock was 60,136,546 shares.

LEAR CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED APRIL 3, 2021

LEAR CORPORATION AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We have prepared the unaudited condensed consolidated financial statements of Lear Corporation and subsidiaries pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended December 31, 2020.
The financial information presented reflects all adjustments (consisting of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations, cash flows and financial position for the interim periods presented. These results are not necessarily indicative of a full year’s results of operations.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	April 3, 2021(1)	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,375.4	$1,306.7
Accounts receivable	3,441.3	3,269.2
Inventories	1,464.8	1,401.1
Other	759.3	799.7
Total current assets	7,040.8	6,776.7
LONG-TERM ASSETS:
Property, plant and equipment, net	2,681.1	2,736.2
Goodwill	1,657.7	1,655.8
Other	2,042.9	2,029.9
Total long-term assets	6,381.7	6,421.9
Total assets	$13,422.5	$13,198.6

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and drafts	$3,132.7	$3,141.6
Accrued liabilities	2,031.1	1,920.9
Current portion of long-term debt	9.5	14.2
Total current liabilities	5,173.3	5,076.7
LONG-TERM LIABILITIES:
Long-term debt	2,300.8	2,300.3
Other	1,199.7	1,206.7
Total long-term liabilities	3,500.5	3,507.0

EQUITY:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 64,571,405 shares issued as of April 3, 2021 and December 31, 2020	0.6	0.6
Additional paid-in capital	964.3	963.6
Common stock held in treasury, 4,441,720 and 4,519,891 shares as of April 3, 2021 and December 31, 2020, respectively, at cost	(589.6)	(598.6)
Retained earnings	4,995.2	4,806.8
Accumulated other comprehensive loss	(790.4)	(705.1)
Lear Corporation stockholders’ equity	4,580.1	4,467.3
Noncontrolling interests	168.6	147.6
Equity	4,748.7	4,614.9
Total liabilities and equity	$13,422.5	$13,198.6
 (1)     Unaudited.
The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions, except share and per share data)

	Three Months Ended
	April 3, 2021	April 4, 2020
Net sales	$5,354.4	$4,457.7

Cost of sales	4,861.6	4,123.5
Selling, general and administrative expenses	168.9	143.7
Amortization of intangible assets	16.5	17.1
Interest expense	22.3	24.4
Other expense, net	6.3	40.5
Consolidated income before provision for income taxes and equity in net income of affiliates	278.8	108.5
Provision for income taxes	58.9	26.5
Equity in net income of affiliates	(5.9)	(1.6)
Consolidated net income	225.8	83.6
Less: Net income attributable to noncontrolling interests	22.1	7.2
Net income attributable to Lear	$203.7	$76.4

Basic net income per share available to Lear common stockholders (Note 14)	$3.38	$1.26

Diluted net income per share available to Lear common stockholders (Note 14)	$3.36	$1.26

Cash dividends declared per share	$0.25	$0.77

Average common shares outstanding	60,312,573	60,509,450

Average diluted shares outstanding	60,560,859	60,678,590

Consolidated comprehensive income (loss) (Condensed Consolidated Statements of Equity)	$139.4	$(197.8)
Less: Comprehensive income attributable to noncontrolling interests	21.0	2.4
Comprehensive income (loss) attributable to Lear	$118.4	$(200.2)
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended April 3, 2021
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at January 1, 2021	$0.6	$963.6	$(598.6)	$4,806.8	$(705.1)	$4,467.3
Comprehensive income (loss):
Net income	—	—	—	203.7	—	203.7
Other comprehensive loss	—	—	—	—	(85.3)	(85.3)
Total comprehensive income (loss)	—	—	—	203.7	(85.3)	118.4
Stock-based compensation	—	17.7	—	—	—	17.7
Net issuance of 78,171 shares held in treasury in settlement of stock-based compensation	—	(17.0)	9.0	—	—	(8.0)
Dividends declared to Lear Corporation stockholders	—	—	—	(15.3)	—	(15.3)
Balance at April 3, 2021	$0.6	$964.3	$(589.6)	$4,995.2	$(790.4)	$4,580.1

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
(Unaudited; in millions, except share and per share data)

	Three Months Ended April 3, 2021
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity
Balance at January 1, 2021	$4,467.3	$147.6	$4,614.9
Comprehensive income (loss):
Net income	203.7	22.1	225.8
Other comprehensive loss	(85.3)	(1.1)	(86.4)
Total comprehensive income (loss)	118.4	21.0	139.4
Stock-based compensation	17.7	—	17.7
Net issuance of 78,171 shares held in treasury in settlement of stock-based compensation	(8.0)	—	(8.0)
Dividends declared to Lear Corporation stockholders	(15.3)	—	(15.3)
Balance at April 3, 2021	$4,580.1	$168.6	$4,748.7

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
(Unaudited; in millions, except share and per share data)

	Three Months Ended April 4, 2020
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at January 1, 2020	$0.6	$969.1	$(563.1)	$4,715.8	$(772.7)	$4,349.7
Comprehensive income (loss):
Net income (loss)	—	—	—	76.4	—	76.4
Other comprehensive loss	—	—	—	—	(276.6)	(276.6)
Total comprehensive income (loss)	—	—	—	76.4	(276.6)	(200.2)
Adoption of ASU 2016-13	—	—	—	(0.8)	—	(0.8)
Stock-based compensation	—	3.9	—	—	—	3.9
Net issuance of 123,831 shares held in treasury in settlement of stock-based compensation	—	(27.0)	17.5	(1.7)	—	(11.2)
Repurchase of 641,149 shares of common stock at average price of $109.22 per share	—	—	(70.0)	—	—	(70.0)
Dividends declared to Lear Corporation stockholders	—	—	—	(46.8)	—	(46.8)
Redeemable noncontrolling interest adjustment	—	—	—	(1.1)	—	(1.1)
Balance at April 4, 2020	$0.6	$946.0	$(615.6)	$4,741.8	$(1,049.3)	$4,023.5

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
(Unaudited; in millions, except share and per share data)

	Three Months Ended April 4, 2020
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity	Redeemable Non-controlling Interests
Balance at January 1, 2020	$4,349.7	$151.4	$4,501.1	$118.4
Comprehensive income (loss):
Net income (loss)	76.4	11.1	87.5	(3.9)
Other comprehensive loss	(276.6)	(2.7)	(279.3)	(2.1)
Total comprehensive income (loss)	(200.2)	8.4	(191.8)	(6.0)
Adoption of ASU 2016-13	(0.8)	—	(0.8)	—
Stock-based compensation	3.9	—	3.9	—
Net issuance of 123,831 shares held in treasury in settlement of stock-based compensation	(11.2)	—	(11.2)	—
Repurchase of 641,149 shares of common stock at average price of $109.22 per share	(70.0)	—	(70.0)	—
Dividends declared to Lear Corporation stockholders	(46.8)	—	(46.8)	—
Redeemable noncontrolling interest adjustment	(1.1)	—	(1.1)	1.1
Balance at April 4, 2020	$4,023.5	$159.8	$4,183.3	$113.5

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended
	April 3, 2021	April 4, 2020
Cash Flows from Operating Activities:
Consolidated net income	$225.8	$83.6
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	140.8	130.5
Net change in recoverable customer engineering, development and tooling	(24.1)	(45.5)
Net change in working capital items (see below)	(102.4)	(23.2)
Loss on extinguishment of debt	—	21.1
Other, net	7.4	55.8
Net cash provided by operating activities	247.5	222.3
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(112.9)	(109.1)
Other, net	(30.0)	19.0
Net cash used in investing activities	(142.9)	(90.1)
Cash Flows from Financing Activities:
Revolving credit facility borrowings	—	1,000.0
Proceeds from the issuance of senior notes	—	669.1
Redemption of senior notes	—	(667.1)
Term loan repayments	(4.7)	(3.1)
Short-term repayments, net	—	(9.5)
Payment of debt issuance and other financing costs	—	(6.9)
Repurchase of common stock	—	(70.0)
Dividends paid to Lear Corporation stockholders	(15.7)	(47.8)
Other, net	(9.3)	(14.1)
Net cash provided by (used in) financing activities	(29.7)	850.6
Effect of foreign currency translation	(10.9)	(31.3)
Net Change in Cash, Cash Equivalents and Restricted Cash	64.0	951.5
Cash, Cash Equivalents and Restricted Cash as of Beginning of Period	1,314.5	1,510.4
Cash, Cash Equivalents and Restricted Cash as of End of Period	$1,378.5	$2,461.9

Changes in Working Capital Items:
Accounts receivable	$(227.3)	$415.6
Inventories	(87.4)	(113.8)
Accounts payable	42.6	(247.6)
Accrued liabilities and other	169.7	(77.4)
Net change in working capital items	$(102.4)	$(23.2)

Supplementary Disclosure:
Cash paid for interest	$14.6	$34.5
Cash paid for income taxes, net of refunds received	$31.0	$35.8
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
(2) Impact of COVID-19 Pandemic
Although industry production has improved relative to 2020, production remains below recent historic levels. It is likely that, for a period of time, the global automotive industry will continue to be impacted by the COVID-19 pandemic, particularly through supply shortages, ongoing costs related to personal protective equipment and higher labor costs reflecting an increase in absenteeism. In particular, a global semiconductor chip shortage is impacting industry production, resulting in cancellations of planned production and higher costs associated with labor inefficiencies and freight. Further, a resurgence of the virus, particularly with corresponding "stay at home" or similar government orders impacting industry production, could impact the Company's financial results.
The accompanying condensed consolidated financial statements reflect estimates and assumptions made by management as of April 3, 2021, and for the three months then ended. Such estimates and assumptions affect, among other things, the Company's goodwill; long-lived asset and indefinite-lived intangible asset valuations; inventory valuations; valuations of deferred income taxes and income tax contingencies; and credit losses related to the Company's financial instruments. Events and circumstances arising after April 3, 3021, including those resulting from the impact of the COVID-19 pandemic, will be reflected in management's estimates and assumptions in future periods.
(3) Restructuring
Restructuring costs include employee termination benefits, asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. Employee termination benefits are recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Other incremental costs principally include equipment and personnel relocation costs. In addition to restructuring costs, the Company incurs incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs are recognized in the Company’s condensed consolidated financial statements in accordance with GAAP. Generally, charges are recorded when restructuring actions are approved and/or implemented.
In the first three months of 2021, the Company recorded charges of $21.7 million in connection with its restructuring actions. These charges consist of $18.2 million recorded as cost of sales and $3.5 million recorded as selling, general and administrative expenses. The restructuring charges consist of employee termination costs of $19.1 million, asset impairment charges of $0.2 million and contract termination credits of $1.0 million, as well as other related costs of $3.4 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Asset impairment charges relate to the disposal of buildings, leasehold improvements and/or machinery and equipment with carrying values of $0.2 million in excess of related estimated fair values.
The Company expects to incur approximately $39 million of additional restructuring costs related to activities initiated as of April 3, 2021, and expects that the components of such costs will be consistent with its historical experience. Any future restructuring actions will depend upon market conditions, customer actions and other factors.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of 2021 activity is shown below (in millions):

	Accrual at January 1, 2021	2021	Utilization		Accrual at April 3, 2021
		Charges	Cash	Non-cash
Employee termination benefits	$134.8	$19.1	$(16.0)	$—	$137.9
Asset impairment charges	—	0.2	—	(0.2)	—
Contract termination costs	4.2	(1.0)	(0.8)	—	2.4
Other related costs	—	3.4	(3.4)	—	—
Total	$139.0	$21.7	$(20.2)	$(0.2)	$140.3

(4) Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.
A summary of inventories is shown below (in millions):

	April 3, 2021	December 31, 2020
Raw materials	$1,081.0	$1,051.6
Work-in-process	109.9	109.8
Finished goods	431.2	396.9
Reserves	(157.3)	(157.2)
Inventories	$1,464.8	$1,401.1

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
During the first three months of 2021 and 2020, the Company capitalized $66.7 million and $50.4 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During the first three months of 2021 and 2020, the Company also capitalized $31.4 million and $54.1 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets.
During the first three months of 2021 and 2020, the Company collected $77.0 million and $66.8 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer E&D and tooling costs related to long-term supply agreements is shown below (in millions):

	April 3, 2021	December 31, 2020
Current	$225.0	$212.0
Long-term	126.8	121.4
Recoverable customer E&D and tooling	$351.8	$333.4

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(6) Long-Lived Assets
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
A summary of property, plant and equipment is shown below (in millions):

	April 3, 2021	December 31, 2020
Land	$111.6	$114.1
Buildings and improvements	866.5	880.7
Machinery and equipment	4,344.2	4,339.2
Construction in progress	306.7	311.1
Total property, plant and equipment	5,629.0	5,645.1
Less – accumulated depreciation	(2,947.9)	(2,908.9)
Property, plant and equipment, net	$2,681.1	$2,736.2
Depreciation expense was $124.3 million and $113.4 million in the three months ended April 3, 2021 and April 4, 2020.
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
In the first three months of 2021 and 2020, the Company recognized asset impairment charges of $0.2 million and $10.4 million, respectively, in conjunction with its restructuring actions (Note 3, "Restructuring"). The Company will continue to assess the impact of significant industry and other events on the realization of its long-lived assets.
(7) Goodwill
A summary of the changes in the carrying amount of goodwill, by operating segment, in the three months ended April 3, 2021, is shown below (in millions):

	Seating	E-Systems	Total
Balance at January 1, 2021	$1,268.8	$387.0	$1,655.8
Foreign currency translation and other	(15.2)	17.1	1.9
Balance at April 3, 2021	$1,253.6	$404.1	$1,657.7
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
During the first quarter of 2021, an interim goodwill impairment analysis related to one of the Company’s reporting units within its Seating operating segment was performed. The results of the quantitative analysis indicated that the fair value of the reporting unit exceeded the related carrying value. The quantitative analysis reflected the Company’s best estimates of the COVID-19 pandemic’s ultimate impact on industry conditions, including consumer demand and economic recovery. The reporting unit is at risk of failing a future quantitative assessment if the impact of the COVID-19 pandemic is more severe or if

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
economic recovery is slower or weaker than anticipated. As of April 3, 2021, the goodwill of the reporting unit represents approximately 1% of the Company’s total goodwill. The Company does not believe that any other reporting units are at risk for impairment.
There was no impairment of goodwill in the first three months of 2021 and 2020. The Company will, however, continue to assess the impact of significant industry and other events on its recorded goodwill.
(8) Debt
A summary of long-term debt, net of unamortized debt issuance costs and unamortized original issue premium (discount), and the related weighted average interest rates is shown below (in millions):

	April 3, 2021
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
Credit Agreement — Term Loan Facility	$215.6	$(0.5)	$—	$215.1	1.340%
3.8% Senior Notes due 2027 (the "2027 Notes")	750.0	(3.9)	(3.4)	742.7	3.885%
4.25% Senior Notes due 2029 (the "2029 Notes")	375.0	(2.6)	(0.9)	371.5	4.288%
3.5% Senior Notes due 2030 (the "2030 Notes")	350.0	(2.5)	(0.7)	346.8	3.525%
5.25% Senior Notes due 2049 (the "2049 Notes")	625.0	(6.2)	14.0	632.8	5.103%
Other	1.4	—	—	1.4	N/A
	$2,317.0	$(15.7)	$9.0	$2,310.3
Less — Current portion				(9.5)
Long-term debt				$2,300.8

	December 31, 2020
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
Credit Agreement — Term Loan Facility	$220.3	$(0.6)	$—	$219.7	1.360%
2027 Notes	750.0	(4.1)	(3.5)	742.4	3.885%
2029 Notes	375.0	(2.6)	(1.0)	371.4	4.288%
2030 Notes	350.0	(2.6)	(0.7)	346.7	3.525%
2049 Notes	625.0	(6.3)	14.2	632.9	5.103%
Other	1.4	—	—	1.4	N/A
	$2,321.7	$(16.2)	$9.0	2,314.5
Less — Current portion				(14.2)
Long-term debt				$2,300.3

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Senior Notes
The issuance, maturity and interest payment dates of the Company's senior unsecured 2027 Notes, 2029 Notes, 2030 Notes and 2049 Notes (collectively, the "Notes") are shown below:

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
The net proceeds from the offering were $669.1 million after original issue discount. The proceeds were used to redeem $650.0 million in aggregate principal amount of outstanding 5.25% senior notes due 2025 (the "2025 Notes") at a redemption price equal to 102.625% of the principal amount of such 2025 Notes, plus accrued interest.
In connection with these transactions, the Company recognized a loss of $21.1 million on the extinguishment of debt and paid related issuance costs of $5.9 million in the three months ended April 4, 2020.
Covenants
Subject to certain exceptions, the indentures governing the Notes contain certain restrictive covenants that, among other things, limit the ability of the Company to: (i) create or permit certain liens and (ii) consolidate, merge or sell all or substantially all of the Company’s assets. The indentures governing the Notes also provide for customary events of default.
As of April 3, 2021, the Company was in compliance with all covenants under the indentures governing the Notes.
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
As of April 3, 2021 and December 31, 2020, there were $215.6 million and $220.3 million, respectively, of borrowings outstanding under the Term Loan Facility.
In March 2020, as a proactive measure in response to the COVID-19 pandemic, the Company borrowed $1.0 billion under the Revolving Credit Facility, which was repaid in full in September 2020. As of April 3, 2021 and December 31, 2020, there were no borrowings outstanding under the Revolving Credit Facility.
In the first three months of 2021, the Company made required principal payments of $4.7 million under the Term Loan Facility.
Advances under the Revolving Credit Facility and the Term Loan Facility generally bear interest based on (i) the Eurocurrency Rate (as defined in the Credit Agreement) or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin, determined in accordance with a pricing grid. The ranges and rates as of April 3, 2021, are shown below (in percentages):

	Eurocurrency Rate			Base Rate
			Rate as of			Rate as of
	Minimum	Maximum	April 3, 2021	Minimum	Maximum	April 3, 2021
Revolving Credit Facility	1.00%	1.60%	1.10%	0.00%	0.60%	0.10%
Term Loan Facility	1.125%	1.90%	1.25%	0.125%	0.90%	0.25%

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
As of April 3, 2021, the Company was in compliance with all covenants under the Credit Agreement.
Other
As of April 3, 2021, other long-term debt consists of amounts outstanding under a finance lease agreement.
For further information related to the Company's debt, see Note 7, "Debt," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
(9) Leases
The Company has operating leases for production, office and warehouse facilities, manufacturing and office equipment and vehicles. Operating lease assets and obligations included in the accompanying condensed consolidated balance sheets are shown below (in millions):

	April 3, 2021	December 31, 2020
Right-of-use assets under operating leases:
Other long-term assets	$563.3	$540.3
Lease obligations under operating leases:
Accrued liabilities	$124.7	$116.3
Other long-term liabilities	452.7	438.9
	$577.4	$555.2
Maturities of lease obligations as of April 3, 2021, are shown below (in millions):

April 3, 2021
2021 (1)	$110.7
2022	121.9
2023	94.0
2024	78.3
2025	65.1
Thereafter	185.2
Total undiscounted cash flows	655.2
Less: Imputed interest	(77.8)
Lease obligations under operating leases	$577.4
(1) For the remaining nine months
The Company entered into a lease agreement which is expected to commence in the third quarter of 2021 with a lease term of approximately ten years. The aggregate right-of-use asset and related lease obligation are expected to be approximately $52 million.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Cash flow information related to operating leases is shown below (in millions):

	Three Months Ended
	April 3, 2021	April 4, 2020
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$63.8	$37.4
Operating cash flows:
Cash paid related to operating lease obligations	$40.4	$35.7
Lease expense included in the accompanying condensed consolidated statements of comprehensive income (loss) is shown below (in millions):

	Three Months Ended
	April 3, 2021	April 4, 2020
Operating lease expense	$39.0	$36.3
Short-term lease expense	4.2	4.1
Variable lease expense	2.2	1.9
Total lease expense	$45.4	$42.3
The weighted average lease term and discount rate for operating leases are shown below:

April 3, 2021
Weighted average remaining lease term	Seven years
Weighted average discount rate	3.5%
The Company is party to a finance lease agreement, which is not material to the condensed consolidated financial statements (Note 8, "Debt").
For further information related to the Company's leases, see Note 8, "Leases," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
(10) Pension and Other Postretirement Benefit Plans
The Company sponsors defined benefit pension plans covering certain eligible employees in the United States and certain foreign countries. The Company also sponsors postretirement benefit plans (primarily for the continuation of medical benefits) covering certain eligible retirees in the United States and Canada.
Net Periodic Pension and Other Postretirement Benefit (Credit) Cost
The components of the Company’s net periodic pension benefit (credit) cost are shown below (in millions):

	Three Months Ended
	April 3, 2021		April 4, 2020
	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$1.3	$—	$1.2
Interest cost	3.6	2.6	4.1	3.1
Expected return on plan assets	(5.9)	(4.8)	(5.3)	(5.0)
Amortization of actuarial loss	1.0	1.5	0.6	1.1
Settlement loss	0.4	—	0.3	—
Net periodic benefit (credit) cost	$(0.9)	$0.6	$(0.3)	$0.4

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The components of the Company’s net periodic other postretirement benefit cost are shown below (in millions):

	Three Months Ended
	April 3, 2021		April 4, 2020
	U.S.	Foreign	U.S.	Foreign
Interest cost	$0.3	$0.2	$0.4	$0.2
Amortization of actuarial gain	(0.3)	—	(0.4)	—
Net periodic benefit cost	$—	$0.2	$—	$0.2
Contributions
In the three months ended April 3, 2021, employer contributions to the Company’s domestic and foreign defined benefit pension plans were $3.8 million. The Company expects contributions to its domestic and foreign defined benefit pension plans to be $5 million to $10 million in 2021.
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
Revenue is recognized at a point in time when control of the product is transferred to the customer under standard commercial terms, as the Company does not have an enforceable right to payment prior to such transfer. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for those products based on the annual purchase orders, annual price reductions and ongoing price adjustments. In the first three months of 2021, revenue recognized related to prior years represented less than 1% of consolidated net sales. The Company's customers pay for products received in accordance with payment terms that are customary within the industry. The Company's contracts with its customers do not have significant financing components.
The Company records a contract liability for advances received from its customers. As of April 3, 2021 and December 31, 2020, there were no significant contract liabilities recorded. Further, there were no significant contract liabilities recognized in revenue during the first three months of 2021.
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
A summary of the Company’s revenue by reportable operating segment and geography is shown below (in millions):

	Three Months Ended
	April 3, 2021			April 4, 2020
	Seating	E-Systems	Total	Seating	E-Systems	Total
North America	$1,668.6	$342.6	$2,011.2	$1,573.7	$307.5	$1,881.2
Europe and Africa	1,474.7	602.3	2,077.0	1,236.0	516.6	1,752.6
Asia	716.7	368.8	1,085.5	457.4	218.9	676.3
South America	136.0	44.7	180.7	99.5	48.1	147.6
	$3,996.0	$1,358.4	$5,354.4	$3,366.6	$1,091.1	$4,457.7

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
A summary of other expense, net is shown below (in millions):

	Three Months Ended
	April 3, 2021	April 4, 2020
Other expense	$9.9	$47.5
Other income	(3.6)	(7.0)
Other expense, net	$6.3	$40.5
In the three months ended April 3, 2021, other expense includes net foreign currency transaction losses of $4.2 million.
In the three months ended April 4, 2020, other expense includes a loss of $21.1 million on the extinguishment of debt (Note 8, "Debt") and net foreign currency transaction losses of $17.7 million.
(13) Income Taxes
A summary of the provision for income taxes and the corresponding effective tax rate for the three months ended April 3, 2021 and April 4, 2020, is shown below (in millions, except effective tax rates):

	Three Months Ended
	April 3, 2021	April 4, 2020
Provision for income taxes	$58.9	$26.5
Pretax income before equity in net income of affiliates	$278.8	$108.5
Effective tax rate	21.1%	24.4%
For the three months ended April 3, 2021, the Company estimated its annual effective tax rate utilizing the annualized effective tax rate method under Accounting Standards Codification ("ASC") 740, "Income Taxes," to calculate its interim income tax provision. For the three months ended April 4, 2020, the Company utilized the discrete effective tax rate method, as allowed under ASC 740, to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. At the time, it was not possible to reliably estimate the annual effective tax rate for the year due to uncertainty created by the COVID-19 pandemic.
The Company’s provision for income taxes is impacted by the level and mix of earnings among tax jurisdictions. Pretax income before equity in net income of affiliates was significantly higher in the first three months of 2021, as compared to the first three months of 2020, primarily due to the COVID-19 pandemic. As a result, relatively small changes in the provision for income taxes in 2020 caused disproportionate changes in the effective tax rate, as compared to 2021. The effective tax rate in the first three months of 2021 was lower than the effective tax rate in the first three months of 2020 due to a more favorable forecasted mix of earnings for the full year of 2021 under the annualized effective tax rate method, as compared to the actual mix of earnings in the first three months of 2020 under the discrete effective tax rate method.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The Company's discrete tax benefit (expense) on significant items is shown below (in millions):

	Three Months Ended
	April 3, 2021	April 4, 2020
Restructuring charges and various other items	$5.2	$10.0
Valuation allowances on deferred tax assets	0.2	0.8
Share-based compensation	0.1	(0.2)
	$5.5	$10.6
Excluding the items above, the effective tax rate for the first three months of 2021 and 2020 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
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
For further information related to the Company's income taxes, see Note 9, "Income Taxes," to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
(14) Net Income Per Share Attributable to Lear
Basic net income per share available to Lear common stockholders is computed using the two-class method by dividing net income available to Lear by the average number of common shares outstanding during the period. Common shares issuable upon the satisfaction of certain conditions pursuant to a contractual agreement are considered common shares outstanding and are included in the computation of basic net income per share available to Lear common stockholders.
Diluted net income per share available to Lear common stockholders is computed using the two-class method by dividing net income available to Lear by the average number of common shares outstanding, including the dilutive effect of common stock equivalents computed using the treasury stock method and the average share price during the period.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of information used to compute basic and diluted net income per share available to Lear common stockholders is shown below (in millions, except share and per share data):

	Three Months Ended
	April 3, 2021	April 4, 2020
Net income available to Lear	$203.7	$76.4

Average common shares outstanding	60,312,573	60,509,450
Dilutive effect of common stock equivalents	248,286	169,140
Average diluted shares outstanding	60,560,859	60,678,590

Basic net income per share available to Lear common stockholders	$3.38	$1.26

Diluted net income per share available to Lear common stockholders	$3.36	$1.26
(15) Comprehensive Income (Loss) and Equity
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as all changes in the Company’s net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items recorded in equity are included in comprehensive income (loss).
Accumulated Other Comprehensive Loss
A summary of changes, net of tax, in accumulated other comprehensive loss for the three months ended April 3, 2021, is shown below (in millions):

Three Months Ended April 3, 2021
Defined benefit plans:
Balance at beginning of period	$(276.9)
Reclassification adjustments (net of tax expense of $0.4 million)	2.2
Other comprehensive loss recognized during the period (net of tax impact of $— million)	(0.9)
Balance at end of period	$(275.6)
Derivative instruments and hedging:
Balance at beginning of period	$12.6
Reclassification adjustments (net of tax benefit of $1.4 million)	(5.3)
Other comprehensive income recognized during the period (net of tax expense of $0.7 million)	2.3
Balance at end of period	$9.6
Foreign currency translation:
Balance at beginning of period	$(440.8)
Other comprehensive loss recognized during the period (net of tax expense of $2.1 million)	(83.6)
Balance at end of period	$(524.4)

Total accumulated other comprehensive loss	$(790.4)
In the three months ended April 3, 2021, foreign currency translation adjustments are primarily related to the weakening of the Euro, and to a lesser extent the Brazilian real, relative to the U.S. dollar and include pretax losses of $0.1 million related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of changes, net of tax, in accumulated other comprehensive loss for the three months ended April 4, 2020, is shown below (in millions):

Three Months Ended April 4, 2020
Defined benefit plans:
Balance at beginning of period	$(217.6)
Reclassification adjustments (net of tax expense of $0.3 million)	1.3
Other comprehensive income recognized during the period (net of tax impact of $— million)	7.6
Balance at end of period	$(208.7)
Derivative instruments and hedging:
Balance at beginning of period	$9.8
Reclassification adjustments (net of tax benefit of $1.4 million)	(5.7)
Other comprehensive loss recognized during the period (net of tax benefit $27.9 million)	(115.4)
Balance at end of period	$(111.3)
Foreign currency translation:
Balance at beginning of period	$(564.9)
Other comprehensive loss recognized during the period (net of tax expense of $4.8 million)	(164.4)
Balance at end of period	$(729.3)

Total accumulated other comprehensive loss	$(1,049.3)
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
Lear Corporation Stockholders’ Equity
Common Stock Share Repurchase Program
The Company may implement share repurchases through a variety of methods, including, but not limited to, open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which the Company may repurchase its outstanding common stock and the timing of such repurchases will depend upon its financial condition, prevailing market conditions, alternative uses of capital and other factors.
The Company has a common stock share repurchase program (the "Program") which permits the discretionary repurchase of its common stock. Since its inception in the first quarter of 2011, the Company's Board of Directors has authorized $6.1 billion in share repurchases under the Program. The current authorization expires December 31, 2022. In March 2020, as a proactive measure in response to the COVID-19 pandemic, the Company suspended its share repurchases under the Program. Share repurchases continue to be suspended as of April 3, 2021. Prior to the suspension, the Company repurchased, in aggregate, $4.7 billion of its outstanding common stock, at an average price of $90.07 per share, excluding commissions and related fees.
In addition to shares repurchased under the Program described above, the Company classified shares withheld from the settlement of the Company’s restricted stock unit and performance share awards to cover tax withholding requirements as common stock held in treasury in the accompanying condensed consolidated balance sheets as of April 3, 2021 and December 31, 2020.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Quarterly Dividend
In March 2020, as a proactive measure in response to the COVID-19 pandemic, the Company suspended its quarterly cash dividend. Prior to the suspension, the Company’s Board of Directors declared a quarterly cash dividend of $0.77 per share of common stock. In the fourth quarter of 2020, the Company reinstated a quarterly cash dividend of $0.25 per share of common stock. In the first quarter 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share of common stock.
Dividends declared and paid are shown below (in millions):

	Three Months Ended
	April 3, 2021	April 4, 2020 (1)
Dividends declared	$15.3	$46.8
Dividends paid	15.7	47.8
(1) Prior to March 2020 suspension
Dividends payable on common shares to be distributed under the Company’s stock-based compensation program will be paid when such common shares are distributed.
Redeemable Noncontrolling Interest
As of April 4, 2020, the condensed consolidated statement of equity includes the Company's redeemable noncontrolling interest in Shanghai Lear STEC Automotive Parts Co., Ltd. ("STEC"). In accordance with GAAP, the Company records redeemable noncontrolling interests at the greater of (1) the initial carrying amount adjusted for the noncontrolling interest holder’s share of total comprehensive income or loss and dividends ("noncontrolling interest carrying value") or (2) the redemption value as of and based on conditions existing as of the reporting date. Required redeemable noncontrolling interest adjustments are recorded as an increase to redeemable noncontrolling interests, with an offsetting adjustment to retained earnings. In 2020, the noncontrolling interest holder in STEC exercised its option requiring the Company to purchase its redeemable noncontrolling interest. The transaction was completed in the fourth quarter of 2020.
(16) Legal and Other Contingencies
As of April 3, 2021 and December 31, 2020, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $16.4 million and $17.2 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.
Commercial Disputes
The Company is involved from time to time in legal proceedings and claims related to commercial or contractual disputes with its customers, suppliers and competitors. These disputes vary in nature and are usually resolved by negotiations between the parties.
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
The Company records product warranty reserves when liability is probable and related amounts are reasonably estimable.
A summary of the changes in reserves for product liability and warranty claims for the three months ended April 3, 2021, is shown below (in millions):

Balance at January 1, 2021	$48.7
Expense, net (including changes in estimates)	1.4
Settlements	(3.6)
Foreign currency translation and other	(0.8)
Balance at April 3, 2021	$45.7
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
As of April 3, 2021 and December 31, 2020, the Company had recorded environmental reserves of $8.6 million and $8.9 million, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
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
(17) Segment Reporting
The Company is organized under two reportable operating segments: Seating, which consists of the design, development, engineering and manufacture of complete seat systems, seat subsystems and key seat components, and E-Systems, which consists of the design, development, engineering and manufacture of complete electrical distribution and connection systems, electronic systems, and software and connected services. Key components in the Company's complete seat system and subsystem solutions are advanced comfort, wellness, safety and sound offerings, as well as configurable seating product technologies, all of which are compatible with traditional internal combustion engine ("ICE") architectures and the full range of hybrid, plug-in hybrid and battery electric architectures. Key seat component product offerings include seat trim covers, surface materials such as leather and fabric, seat mechanisms, seat foam and headrests. Key components in the Company's electrical distribution portfolio include wire harnesses, terminals and connectors, and engineered components for both ICE and electrified vehicle architectures that require management of higher voltage and power. Key components in the Company's electronic systems portfolio include body domain control modules and products specific to electrification and connectivity trends. Electrification products include on-board battery chargers, power conversion modules, high voltage battery management systems and high voltage power distribution systems. Connectivity products include gateway modules and communication modules to manage both wired and wireless networks and data in vehicles. In addition to electronic modules, the Company

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
offers software that includes cybersecurity, advanced vehicle positioning for automated and autonomous driving applications and full capabilities in both dedicated short-range communication and cellular protocols for vehicle connectivity. The Company's software and connected services offerings include embedded control software and cloud and mobile device-based software and services. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment. Corporate and regional headquarters costs include various support functions, such as information technology, advanced research and development, corporate finance, legal, executive administration and human resources.
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
The Company evaluates the performance of its operating segments based primarily on (i) revenues from external customers, (ii) pretax income before equity in net income of affiliates, interest expense and other expense, net ("segment earnings") and (iii) cash flows, being defined as segment earnings less capital expenditures plus depreciation and amortization.
A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended April 3, 2021
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$3,996.0	$1,358.4	$—	$5,354.4
Segment earnings(1)	292.0	89.3	(73.9)	307.4
Depreciation and amortization	90.4	46.6	3.8	140.8
Capital expenditures	63.0	43.2	6.7	112.9
Total assets	7,761.2	3,493.6	2,167.7	13,422.5

	Three Months Ended April 4, 2020
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$3,366.6	$1,091.1	$—	$4,457.7
Segment earnings(1)	186.1	32.4	(45.1)	173.4
Depreciation and amortization	83.5	43.1	3.9	130.5
Capital expenditures	66.2	41.7	1.2	109.1
Total assets	6,861.8	2,920.3	3,240.2	13,022.3

(1) See definition above
For the three months ended April 3, 2021, segment earnings include restructuring charges of $12.8 million, $4.7 million and $4.2 million in the Seating and E-Systems segments and in the other category, respectively. The Company expects to incur approximately $24 million and $15 million of additional restructuring costs in the Seating and E-Systems segments, respectively, related to activities initiated as of April 3, 2021, and expects that the components of such costs will be consistent with its historical experience.
For the three months ended April 4, 2020, segment earnings include restructuring charges of $12.3 million and $20.3 million in the Seating and E-Systems segments, respectively.
For further information, see Note 3, "Restructuring."

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

	Three Months Ended
	April 3, 2021	April 4, 2020
Segment earnings	$307.4	$173.4
Interest expense	22.3	24.4
Other expense, net	6.3	40.5
Consolidated income before provision for income taxes and equity in net income of affiliates	$278.8	$108.5

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

	April 3, 2021	December 31, 2020
Estimated aggregate fair value (1)	$2,556.0	$2,633.3
Aggregate carrying value (1) (2)	2,315.6	2,320.3
(1) Includes Term Loan Facility and Notes (excludes "other" debt)
(2) Excludes the impact of unamortized debt issuance costs and unamortized original issue premium (discount)
Cash, Cash Equivalents and Restricted Cash
The Company has cash on deposit that is legally restricted as to use or withdrawal. A reconciliation of cash, cash equivalents and restricted cash reported on the accompanying condensed consolidated balance sheets and on the accompanying condensed consolidated statements of cash flows is shown below (in millions):

	April 3, 2021	April 4, 2020
Balance sheet -
Cash and cash equivalents	$1,375.4	$2,449.1
Restricted cash included in other current assets	1.5	11.2
Restricted cash included in other long-term assets	1.6	1.6
Statement of cash flows - cash, cash equivalents and restricted cash	$1,378.5	$2,461.9
Accounts Receivable
The Company’s allowance for credit losses on financial assets measured at amortized cost, primarily accounts receivable, reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. The Company also considers geographic and segment specific risk factors in the development of expected credit losses. As of April 3, 2021 and December 31, 2020, accounts receivable are reflected net of reserves of $36.8 million and $35.3 million, respectively. Changes in expected credit losses were not significant in the first three months of 2021.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Marketable Equity Securities
Marketable equity securities, which the Company accounts for under the fair value option, are included in the accompanying condensed consolidated balance sheets as shown below (in millions):

	April 3, 2021	December 31, 2020
Current assets	$2.6	$9.3
Other long-term assets	50.1	49.4
	$52.7	$58.7
Unrealized gains and losses arising from changes in the fair value of the marketable equity securities are recognized in other expense, net in the accompanying condensed consolidated statements of comprehensive income (loss). The fair value of the marketable equity securities is determined by reference to quoted market prices in active markets (Level 1 input based on the GAAP fair value hierarchy).
Equity Securities Without Readily Determinable Fair Values
As of April 3, 2021 and December 31, 2020, investments in equity securities without readily determinable fair values of $16.4 million and $11.2 million, respectively, are included in other long-term assets in the accompanying condensed consolidated balance sheets. Such investments are valued at cost, less cumulative impairments of $9.0 million.
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
For a fair value hedge, the change in the fair value of the derivative is recorded in earnings and reflected in the condensed consolidated statements of comprehensive income (loss) on the same line as the gain or loss on the hedged item attributable to the hedged risk. For a cash flow hedge, the change in the fair value of the derivative is recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets. When the underlying hedged transaction is realized, the gain or loss included in accumulated other comprehensive loss is recorded in earnings and reflected in the condensed consolidated statements of comprehensive income (loss) on the same line as the gain or loss on the hedged item attributable to the hedged risk. For a net investment hedge, the change in the fair value of the derivative is recorded in cumulative translation adjustment, which is a component of accumulated other comprehensive loss in the condensed consolidated balance sheets. When the related currency translation adjustment is required to be reclassified, usually upon the sale or liquidation of the investment, the gain or loss included in accumulated other comprehensive loss is recorded in earnings and reflected in other expense, net in the condensed consolidated statements of comprehensive income (loss). Changes in the fair value of contracts not designated as hedge instruments are recorded in earnings and reflected in other expense, net in the condensed consolidated statements of comprehensive income (loss). Cash flows attributable to derivatives used to manage foreign currency risks are classified on the same line as the hedged item attributable to the hedged risk in the condensed consolidated statements of cash flows. Upon settlement, cash flows attributable to derivatives designated as net investment hedges are classified as investing activities in the condensed consolidated statements of cash flows. Cash flows attributable to forward starting interest rate swaps are classified as financing activities in the condensed consolidated statements of cash flows.
The Company formally documents its hedge relationships, including the identification of the hedge instruments and the related hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded at fair value in other current and long-term assets and other current and long-term liabilities in the condensed consolidated balance sheets. The Company also formally assesses whether a derivative used in a hedge transaction is highly effective in offsetting changes in either the fair value or the cash flows of the hedged item. When it is determined that a hedged transaction is no longer probable to occur, the Company discontinues hedge accounting.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Foreign Exchange
The Company uses forwards, swaps and other derivative contracts to reduce the effects of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce exposure to fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, various European currencies, the Chinese renminbi, the Japanese yen, the Philippine peso and the Thai baht.
Foreign currency derivative contracts not designated as hedging instruments consist principally of hedges of cash transactions, intercompany loans and certain other balance sheet exposures.
Net Investment Hedges
The Company uses cross-currency interest rate swaps, which are designated as net investment hedges of the foreign currency rate exposure of its investment in certain Euro-denominated subsidiaries. In the three months ended April 3, 2021 and April 4, 2020, contra interest expense on net investment hedges of $1.6 million is included in interest expense in the accompanying condensed consolidated statements of comprehensive income (loss).
Balance Sheet Classification
The notional amount, estimated aggregate fair value and related balance sheet classification of the Company's foreign currency and net investment hedge contracts are shown below (in millions, except for maturities):

	April 3, 2021	December 31, 2020
Fair value of foreign currency contracts designated as cash flow hedges:
Other current assets	$45.4	$49.7
Other long-term assets	6.2	13.0
Other current liabilities	(6.7)	(14.1)
Other long-term liabilities	(1.5)	(0.8)
	43.4	47.8
Notional amount	$1,180.4	$1,353.3
Outstanding maturities in months, not to exceed	24	24
Fair value of derivatives designated as net investment hedges:
Other long-term liabilities	$(12.7)	$(22.6)
Notional amount	$300.0	$300.0
Outstanding maturities in months, not to exceed	42	45
Fair value of foreign currency contracts not designated as hedging instruments:
Other current assets	$12.3	$5.8
Other current liabilities	(9.1)	(6.1)
	3.2	(0.3)
Notional amount	$2,134.6	$1,140.8
Outstanding maturities in months, not to exceed	9	12
Total fair value	$33.9	$24.9
Total notional amount	$3,615.0	$2,794.1

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Accumulated Other Comprehensive Loss — Derivative Instruments and Hedging
Pretax amounts related to foreign currency and net investment hedge contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended
	April 3, 2021	April 4, 2020
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign currency contracts	$3.0	$(143.3)
Net investment hedge contracts	9.9	23.0
	12.9	(120.3)
(Gains) losses reclassified from accumulated other comprehensive loss to:
Net sales	0.2	(0.1)
Cost of sales	(7.5)	(7.6)
Interest expense	0.6	0.6
	(6.7)	(7.1)
Comprehensive income (loss)	$6.2	$(127.4)
As of April 3, 2021 and December 31, 2020, pretax net gains of $10.9 million and $4.7 million, respectively, related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss.
During the next twelve month period, net gains (losses) expected to be reclassified into earnings are shown below (in millions):

Foreign currency contracts	$38.6
Interest rate swap contracts	(2.4)
Total	$36.2
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
Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of April 3, 2021 and December 31, 2020, are shown below (in millions):

	April 3, 2021
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$46.6	Market/ Income	$—	$46.6	$—
Net investment hedges	Recurring	$(12.7)	Market/ Income	$—	$(12.7)	$—
Marketable equity securities	Recurring	$52.7	Market	$52.7	$—	$—

	December 31, 2020
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$47.5	Market/ Income	$—	$47.5	$—
Net investment hedges	Recurring	$(22.6)	Market/ Income	$—	$(22.6)	$—
Marketable equity securities	Recurring	$58.7	Market	$58.7	$—	$—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. If an estimate of the credit spread is required, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of April 3, 2021 and December 31, 2020, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy in the first three months of 2021.
Items Measured at Fair Value on a Non-Recurring Basis
The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy.
In the first quarter of 2021, the Company completed a quantitative goodwill impairment assessment for one of its reporting units. The fair value estimate of the reporting unit was based on management's estimates using a discounted cash flow method.
As of April 3, 2021, there were no additional significant assets or liabilities measured at fair value on a non-recurring basis.
(19) Accounting Pronouncements
The Company considers the applicability and impact of all ASUs issued by the Financial Accounting Standards Board ("FASB") as summarized below.
Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The standard simplifies the accounting for income taxes by eliminating certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. The standard was effective January 1, 2021, and the adoption did not have a significant impact on the Company's financial statements.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Reference Rate Reform
The FASB issued ASU 2020-04 and ASU 2021-01, "Reference Rate Reform (Topic 848)." The guidance provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied to applicable contract modifications and hedge relationships prospectively through December 31, 2022. The adoption of this guidance is not expected to have a significant impact on the Company's financial statements.

LEAR CORPORATION
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW
We are a global automotive technology leader in Seating and E-Systems, enabling superior in-vehicle experiences for consumers around the world. We supply seating, electrical distribution and connection systems, electronic systems, and software and connected services to all of the world's major automotive manufacturers.
Lear is built on a foundation and strong culture of innovation, operational excellence, and engineering and program management capabilities. We use our product, design and technological expertise, as well as our global reach and competitive manufacturing footprint, to achieve our financial goals and objectives. These include continuing to deliver profitable growth (balancing risks and returns); investing in innovation to drive business growth and profitability; maintaining a strong balance sheet with investment grade credit metrics; and consistently returning excess cash to our stockholders. Further, we have aligned our strategy with the key trends affecting our business — electrification, connectivity and autonomy. At Lear, we are Making every drive betterTM by providing technology for safer, smarter and more comfortable journeys, while adhering to our values — Be Inclusive. Be Inventive. Get Results the Right Way.
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
We serve all of the world's major automotive manufacturers across both our Seating and E-Systems businesses, and we have automotive content on more than 400 vehicle nameplates worldwide. It is common to have both seating and electrical content on the same and multiple vehicle platforms with a single customer. Further, with the seat becoming a more dynamic and integrated system requiring increased levels of electrical and electronic integration, the combined capabilities of our Seating and E-Systems businesses are a competitive advantage. Our businesses benefit globally from leveraging common operating standards and disciplines, including world-class product development and manufacturing processes, as well as common customer support and regional infrastructures, all of which contribute to our reputation for operational excellence. Our core capabilities are shared across component categories and include high-precision manufacturing and assembly with short lead times, management of complex supply chains, global engineering and program management skills, the agility to establish and/

LEAR CORPORATION
or transfer production between facilities quickly and a unique customer-focused culture. Our businesses utilize proprietary, industry-specific processes and standards, leverage common low-cost engineering centers and share centralized operating support functions, such as logistics, supply chain management, quality and health and safety, as well as all major administrative functions.
Industry overview
Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle. Although industry production has improved relative to 2020, production remains below recent historic levels. It is likely that, for a period of time, the global automotive industry will continue to be impacted by the COVID-19 pandemic, particularly through supply shortages, ongoing costs related to personal protective equipment and higher labor costs reflecting an increase in absenteeism. In particular, a global semiconductor chip shortage is impacting industry production, resulting in cancellations of planned production and higher costs associated with labor inefficiencies and freight. During the first quarter of 2021, production disruptions, primarily due to the industry-wide semiconductor chip shortage, negatively impacted our net sales by approximately 7%. In addition, increases in certain commodity costs are impacting, and will continue to impact, our operating results pending increases in capacity. Further, a resurgence of the virus, particularly with corresponding "stay at home" or similar government orders impacting industry production, could impact our financial results. For risks related to the COVID-19 pandemic, including supply shortages, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented and updated by Part II — Item 1A, "Risk Factors," in this Report.
Global automotive industry production volumes in the first three months of 2021, as compared to the first three months of 2020, are shown below (in millions of units):

	Three Months Ended
	April 3, 2021 (1)	April 4, 2020 (1) (2)	% Change
North America	3.6	3.8	(4)%
Europe and Africa	4.8	4.8	—%
Asia	10.5	7.9	32%
South America	0.7	0.6	4%
Other	0.3	0.4	(9)%
Global light vehicle production	19.9	17.5	14%
(1) Production data based on IHS Automotive
(2) Production data for 2020 has been updated to reflect actual production levels
Automotive sales and production can be affected by the age of the vehicle fleet and related scrappage rates, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, the availability and cost of credit, the availability of critical components needed to complete the production of vehicles, restructuring actions of our customers and suppliers, facility closures, changing consumer attitudes toward vehicle ownership and usage and other factors. Our operating results are also significantly impacted by the overall commercial success of the vehicle platforms for which we supply particular products, as well as the profitability of the products that we supply for these platforms. The loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could adversely affect our operating results. In addition, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating results.
Our percentage of consolidated net sales by region in the first three months of 2021 and 2020 is shown below:

	Three Months Ended
	April 3, 2021	April 4, 2020
North America	38%	42%
Europe and Africa	39%	40%
Asia	20%	15%
South America	3%	3%
Total	100%	100%

LEAR CORPORATION
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
Our sales and marketing approach addresses these trends, while our strategy focuses on the major imperatives for success as an automotive supplier: quality, service, cost and efficiency, and innovation and technology. We have expanded key component and software capabilities through organic investment and acquisitions to ensure a full complement of the best solutions for our customers. We have restructured, and continue to align, our manufacturing and engineering footprint to attain a leading competitive cost position globally. We have established or expanded activities in new and growing regional and product markets, including electrification, in support of our customers’ growth initiatives and in pursuit of opportunities with new customers. These initiatives have helped us achieve our financial goals overall, as well as a more balanced regional, customer and vehicle segment diversification in our business.
For further information related to these trends and our strategy, see Item 1, "Business — Industry and Strategy," in our Annual Report on Form 10-K for the year ended December 31, 2020.
Our customers typically require us to reduce our prices over the life of a vehicle model and, at the same time, assume significant responsibility for the design, development and engineering of our products. Our financial performance is largely dependent on our ability to offset these price reductions with product cost reductions through product design enhancement, supply chain management, manufacturing efficiencies and restructuring actions. We also seek to enhance our financial performance by investing in product development, design capabilities and new product initiatives that respond to the needs of our customers and consumers. We continually evaluate operational and strategic alternatives to improve our business structure and align our business with the changing needs of our customers and major industry trends affecting our business.
Our material cost as a percentage of net sales was 64.9% in the first quarter of 2021, as compared to 64.2% in the first quarter of 2020, reflecting increases in certain commodity costs. Raw material, energy and commodity costs can be volatile, reflecting changes in supply and demand and global trade and tariff policies. Our primary commodity cost exposures relate to steel, copper and leather. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. Further, our exposure to changes in steel prices is primarily indirect, through purchased components, and a significant portion of our copper and leather purchases are subject to price index agreements with our customers and suppliers. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity environment. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented and updated by Part II — Item 1A, "Risk Factors," in this Report.
Financial Measures
In evaluating our financial condition and operating performance, we focus primarily on earnings, operating margins, cash flows and return on invested capital. In addition to expanding our business with new and existing customers in our more established markets through new products, including electrification, our expansion plans are focused on emerging markets. Asia continues to present long-term growth opportunities, as we focus on expanding our market share and content per vehicle, as demand for luxury and performance features increases in this region. In addition to our wholly owned locations, we currently have eleven

LEAR CORPORATION
operating joint ventures with operations in Asia, as well as two additional joint ventures in North America dedicated to serving Asian automotive manufacturers. We also have aggressively pursued this strategy by selectively increasing our vertical integration capabilities globally, as well as expanding our component manufacturing capacity in Asia, Brazil, Eastern Europe, Mexico and Northern Africa. Furthermore, we have expanded our low-cost engineering capabilities in Asia, Eastern Europe and Northern Africa.
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
Acquisition
On March 25, 2021, we completed the acquisition of M&N Plastics, an injection molding specialist and manufacturer of engineered plastic components for automotive electrical distribution applications. When combined with our continuing organic investments in connection systems, the addition of M&N Plastics enhances the ability of our E-Systems segment to vertically integrate the engineering and production of complex parts for electrical distribution, including high-voltage wire harnesses and power electronics, creating a strong platform for future revenue growth and margin expansion in our overall E-Systems business.
The acquisition is not material to the condensed consolidated financial statements included in this Report.
Operational Restructuring
In the first three months of 2021, we incurred pretax restructuring costs of $22 million and related manufacturing inefficiency charges of approximately $3 million, as compared to pretax restructuring costs of $33 million and related manufacturing inefficiency charges of approximately $1 million in the first three months of 2020. None of the individual restructuring actions initiated during the first three months of 2021 were material.
Our restructuring actions include plant closures and workforce reductions and are initiated to maintain our competitive footprint or are in response to customer initiatives or changes in global and regional automotive markets. Our restructuring actions are designed to maintain or improve our operating results and profitability throughout the automotive industry cycles. Restructuring actions are generally funded within twelve months of initiation and are funded by cash flows from operating activities and existing cash balances. There have been no changes in previously initiated restructuring actions that have resulted (or will result) in a material change to our restructuring costs. We expect to incur approximately $39 million of additional restructuring costs related to activities initiated as of April 3, 2021, all of which are expected to be incurred by the end of 2021. We plan to implement additional restructuring actions in order to align our manufacturing capacity and other costs with prevailing regional automotive production levels. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
For further information, see Note 3, "Restructuring," and Note 17, "Segment Reporting," to the condensed consolidated financial statements included in this Report.
Share Repurchase Program and Quarterly Cash Dividends
We may implement share repurchases through a variety of methods, including, but not limited to, open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which we may repurchase our outstanding common stock and the timing of such repurchases will depend on our financial condition, results of operations, capital requirements, prevailing market conditions, alternative uses of capital and other factors (see "— Forward-Looking Statements").
Since the first quarter of 2011, our Board of Directors has authorized $6.1 billion in share repurchases under our common stock share repurchase program. In March 2020, as a proactive measure in response to the COVID-19 pandemic, we suspended share repurchases under our common stock share repurchase program. Share repurchases continue to be suspended as of April 3, 2021. Prior to the suspension, we had repurchased, in aggregate, $4.7 billion of our outstanding common stock, at an average price of $90.07 per share, excluding commissions and related fees.

LEAR CORPORATION
In March 2020, as a proactive measure in response to the COVID-19 pandemic, we suspended our quarterly cash dividend. In the fourth quarter of 2020, we reinstated a quarterly cash dividend of $0.25 per share of common stock. In the first quarter of 2021, our Board of Directors declared a quarterly cash dividend of $0.25 per share of common stock.
For further information related to our common stock share repurchase program and our quarterly cash dividends, see "— Liquidity and Capital Resources — Capitalization" below and Note 15, "Comprehensive Income (Loss) and Equity," to the condensed consolidated financial statements included in this Report.
Other Matters
In the first quarter of 2021, we recognized tax benefits of $6 million related to restructuring charges and various other items. In the first quarter of 2020, we recognized net tax benefits of $11 million related to a loss on the extinguishment of debt, restructuring charges and various other items.
As discussed above, our results for the three months ended April 3, 2021 and April 4, 2020, reflect the following items (in millions):

	Three Months Ended
	April 3, 2021	April 4, 2020
Costs related to restructuring actions, including manufacturing inefficiencies of $3 million and $1 million in the three months ended April 3, 2021 and April 4, 2020, respectively	$24	$34
Loss on extinguishment of debt	—	21
Tax benefit, net	6	11
For further information regarding these items, see Note 3, "Restructuring," Note 8, "Debt," and Note 13, "Income Taxes," to the condensed consolidated financial statements included in this Report.
This Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements that are subject to risks and uncertainties. For further information regarding other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented and updated by Part II — Item 1A, "Risk Factors," in this Report.
RESULTS OF OPERATIONS
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three Months Ended
	April 3, 2021		April 4, 2020
Net sales
Seating	$3,996.0	74.6%	$3,366.6	75.5%
E-Systems	1,358.4	25.4	1,091.1	24.5
Net sales	5,354.4	100.0	4,457.7	100.0
Cost of sales	4,861.6	90.8	4,123.5	92.5
Gross profit	492.8	9.2	334.2	7.5
Selling, general and administrative expenses	168.9	3.2	143.7	3.2
Amortization of intangible assets	16.5	0.3	17.1	0.4
Interest expense	22.3	0.4	24.4	0.5
Other expense, net	6.3	0.1	40.5	0.9
Provision for income taxes	58.9	1.1	26.5	0.6
Equity in net income of affiliates	(5.9)	(0.1)	(1.6)	—
Net income attributable to noncontrolling interests	$22.1	0.4	7.2	0.2
Net income attributable to Lear	$203.7	3.8%	$76.4	1.7%

LEAR CORPORATION
Three Months Ended April 3, 2021 vs. Three Months Ended April 4, 2020
Net sales in the first quarter of 2021 were $5.4 billion, as compared to $4.5 billion in the first quarter of 2020, an increase of $897 million or 20%. Higher production volumes on Lear platforms globally and the impact of new business in Europe, North America and Asia increased net sales by $510 million and $161 million, respectively. Net sales also benefited from the impact of foreign exchange rate fluctuations by $183 million.

(in millions)	Cost of Sales
First quarter 2020	$4,123.5
Material cost	613.2
Labor and other	114.2
Depreciation	10.7
First quarter 2021	$4,861.6
Cost of sales in the first quarter of 2021 was $4.9 billion, as compared to $4.1 billion in the first quarter of 2020. Higher production volumes on Lear platforms globally and the impact of new business in Europe, North America and Asia increased cost of sales. Cost of sales also increased as a result of foreign exchange rate fluctuations.
Gross profit and gross margin were $493 million and 9.2% of net sales, respectively, in the first quarter of 2021, as compared to $334 million and 7.5% of net sales, respectively, in the first quarter of 2020. Higher production volumes on Lear platforms, the impact of new business and foreign exchange rate fluctuations increased gross profit by $139 million. Favorable operating performance, including the benefit of operational restructuring actions, was largely offset by the impact of selling price reductions and increased commodity costs. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $169 million in the first quarter of 2021, as compared to $144 million in the first quarter of 2020, primarily reflecting the increase in net sales, as well as an increase in engineering costs in our E-Systems business to support our sales backlog and our investment in electrification. As a percentage of net sales, selling, general and administrative expenses were 3.2% in the first quarters of 2021 and 2020.
Amortization of intangible assets was $17 million in the first quarters of 2021 and 2020.
Interest expense was $22 million in the first quarter of 2021, as compared to $24 million in the first quarter of 2020.
Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, losses on the extinguishment of debt, gains and losses on the disposal of fixed assets, gains and losses on the consolidation and deconsolidation of affiliates, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was $6 million in the first quarter of 2021, as compared to $41 million in the first quarter of 2020. In the first quarters of 2021 and 2020, we recognized foreign exchange losses of $4 million and $18 million, respectively. In the first quarter of 2020, we recognized a loss of $21 million on extinguishment of debt.
In the first quarter of 2021, the provision for income taxes was $59 million, representing an effective tax rate of 21.1% on pretax income before equity in net income of affiliates of $279 million. In the first quarter of 2020, the provision for income taxes was $27 million, representing an effective tax rate of 24.4% on pretax income before equity in net income of affiliates of $109 million, for the reasons described below. In the first quarter of 2021, we measured our tax expense based on the estimated annual effective rate. In the first quarter of 2020, we measured our tax expense based on the discrete effective tax rate method, as allowed by Accounting Standards Codification 740, "Income Taxes." For further information, see Note 13 "Income Taxes," to the condensed consolidated financial statements included in this Report.
In the first quarters of 2021 and 2020, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In the first quarter of 2021, we recognized tax benefits of $6 million related to restructuring charges and various other items. In the first quarter of 2020, we recognized net tax benefits of $11 million related to a loss on the extinguishment of debt, restructuring charges and various other items. Excluding these items, the effective tax rate for the first quarters of 2021 and 2020 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $6 million in the first quarter of 2021, as compared to $2 million in the first quarter of 2020.
Net income attributable to Lear was $204 million, or $3.36 per diluted share, in the first quarter of 2021, as compared to $76 million, or $1.26 per diluted share, in the first quarter of 2020. Net income and diluted net income per share increased for the reasons described above.

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
Seating
A summary of the financial measures for our Seating segment is shown below (dollar amounts in millions):

	Three Months Ended
	April 3, 2021	April 4, 2020
Net sales	$3,996.0	$3,366.6
Segment earnings (1)	292.0	186.1
Margin	7.3%	5.5%
(1) See definition above
Seating net sales were $4.0 billion in the first quarter of 2021, as compared to $3.4 billion in the first quarter of 2020, reflecting an increase of $629 million or 19%. Higher production volumes on Lear platforms and the impact of foreign exchange rate fluctuations increased net sales by $452 million and $126 million, respectively.
Segment earnings, including restructuring costs, and the related margin on net sales were $292 million and 7.3% in the first quarter of 2021, as compared to $186 million and 5.5% in the first quarter of 2020. Higher production volumes on Lear platforms and the impact of foreign exchange rate fluctuations increased gross profit by $99 million. Favorable operating performance, including the benefit of operational restructuring actions, was offset by the impact of selling price reductions and increased commodity costs.
E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Three Months Ended
	April 3, 2021	April 4, 2020
Net sales	$1,358.4	$1,091.1
Segment earnings(1)	89.3	32.4
Margin	6.6%	3.0%
(1) See definition above
E-Systems net sales were $1.4 billion in the first quarter of 2021, as compared to $1.1 billion in the first quarter of 2020, an increase of $267 million or 24%. The impact of new business increased net sales by $121 million. Net sales also benefited from higher production volumes on Lear platforms and the impact of foreign exchange rate fluctuations by $58 million and $57 million, respectively.
Segment earnings, including restructuring costs, and the related margin on net sales were $89 million and 6.6% in the first quarter of 2021, as compared to $32 million and 3.0% in the first quarter of 2020. The impact of new business, higher

LEAR CORPORATION
production volumes on Lear platforms and foreign exchange rate fluctuations increased gross profit by $37 million. Improved operating performance and lower restructuring costs was partially offset by the impact of selling price reductions.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three Months Ended
	April 3, 2021	April 4, 2020
Net sales	$—	$—
Segment earnings (1)	(73.9)	(45.1)
Margin	N/A	N/A
(1) See definition above
Segment earnings related to our other category were ($74) million in the first quarter of 2021, as compared to ($45) million in the first quarter of 2020, primarily reflecting an increase in compensation-related costs and higher restructuring costs.
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
As of April 3, 2021 and December 31, 2020, cash and cash equivalents of $693 million and $780 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans and the payment of dividends, without creating additional income tax expense. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear.
For further information related to potential dividends from our non-U.S. subsidiaries, see Note 9, "Income Taxes," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Adequacy of Liquidity Sources
As of April 3, 2021, we had $1.38 billion of cash and cash equivalents on hand and $1.75 billion in available borrowing capacity under our Revolving Credit Facility. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs for the foreseeable future and to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly dividends, and we may resume share repurchases pursuant to our common stock share repurchase program, although such actions are at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, prevailing market conditions, alternative uses of capital and other factors that our Board of Directors may consider at its discretion.
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
For further discussion of the risks and uncertainties affecting our cash flows from operations and our overall liquidity, see "— Executive Overview" above, "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented and updated by Part II — Item 1A, "Risk Factors," in this Report.

LEAR CORPORATION
Cash Flows
A summary of net cash provided by operating activities is shown below (in millions):

	Three Months Ended
	April 3, 2021	April 4, 2020	Increase (Decrease) in Operating Cash Flow
Consolidated net income and depreciation and amortization	$367	$214	$153
Net change in working capital items:
Accounts receivable	(227)	416	(643)
Inventory	(87)	(114)	27
Accounts payable	43	(248)	291
Accrued liabilities and other	169	(77)	246
Net change in working capital items	(102)	(23)	(79)
Other	(17)	31	(48)
Net cash provided by operating activities	$248	$222	$26
In the first three months of 2021 and 2020, net cash provided by operating activities was $248 million and $222 million, respectively. The overall increase in operating cash flows of $26 million was primarily due to higher earnings in 2021, partially offset by an incremental increase in working capital during first quarter of 2021, as compared to the first quarter of 2020, reflective of higher sales in 2021.
Net cash used in investing activities was $143 million in the first three months of 2021, as compared to $90 million in the first three months of 2020. Capital spending was $113 million in the first three months of 2021, as compared to $109 million in the first three months of 2020. Capital spending is estimated to be approximately $625 million in 2021.
Net cash used in financing activities was $30 million in the first three months of 2021, as compared to net cash provided by financing activities of $851 million in the first three months of 2020. In the first three months of 2021, we paid $16 million of dividends to Lear stockholders. In the first three months of 2020, we borrowed $1.0 billion under the Revolving Credit Facility as a proactive measure in response to the COVID-19 pandemic. Also, in 2020, we received net proceeds of $669 million related to the issuance of the 2030 and additional 2049 Notes and paid $6 million of related issuance costs and $667 million related to the redemption of outstanding 5.25% senior notes due 2025 (the "2025 Notes"). In 2020, we paid $70 million for repurchases of our common stock and $48 million of dividends to Lear stockholders.
Capitalization
For information related to our Notes and Credit Agreement, see Note 8, "Debt," to the condensed consolidated financial statements included in this Report and Note 7, "Debt," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
For information related to our common stock share repurchase program and dividends, see "— Executive Overview — Share Repurchase Program and Quarterly Cash Dividends" above, Note 15, "Comprehensive Income (Loss) and Equity," to the condensed consolidated financial statements included in this Report and Note 12, "Capital Stock, Accumulated Other Comprehensive Loss and Equity," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
A summary of the notional amount and estimated aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

	April 3, 2021	December 31, 2020
Notional amount (contract maturities < 24 months)	$3,315	$2,494
Fair value	47	48
Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Chinese renminbi, the Japanese yen, the Honduran lempira, the Thai baht and the Brazilian real.
A sensitivity analysis of our net transactional exposure is shown below (in millions):

		Potential Earnings Benefit (Adverse Earnings Impact)
	Hypothetical Strengthening % (1)	April 3, 2021	December 31, 2020
U.S. dollar	10%	$3	$23
Euro	10%	9	(4)
(1) Relative to all other currencies to which it is exposed for a twelve-month period
A sensitivity analysis related to the aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

		Estimated Change in Fair Value
	Hypothetical Change % (2)	April 3, 2021	December 31, 2020
U.S. dollar	10%	$75	$80
Euro	10%	47	59
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
Commodity Prices and Availability
Raw material, energy and commodity costs can be volatile, reflecting changes in supply and demand and global trade and tariff policies. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. However, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity cost environment. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control, including trade laws and tariffs, natural disasters, global pandemics like COVID-19 and resulting supply chain disruptions. Currently, due to a variety of global factors, the insufficient availability of semiconductor chips is adversely affecting, and may continue to adversely affect, a number of industries, including the automotive industry, resulting in reduced levels of automotive production. If the costs of raw materials, commodities and product components increases or the availability thereof is restricted, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance," in our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented and updated by Part II — Item 1A, "Risk Factors," in this Report.

LEAR CORPORATION
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
OTHER MATTERS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of April 3, 2021, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $16 million. In addition, as of April 3, 2021, we had recorded reserves for product liability claims and environmental matters of $46 million and $9 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2020. For a more complete description of our outstanding material legal proceedings, see Note 16, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.
Significant Accounting Policies and Critical Accounting Estimates
Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates," and Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first three months of 2021.
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

LEAR CORPORATION
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
•the anticipated changes in economic and other relationships between the United Kingdom and the European Union; and
•other risks described in Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented and updated by Part II — Item 1A, "Risk Factors," in this Report, and our other Securities and Exchange Commission filings.
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

LEAR CORPORATION
(b)Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended April 3, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial or contractual disputes, product liability claims and environmental and other matters. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2020. For a description of our outstanding material legal proceedings, see Note 16, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.
ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, except for the modification of the risk factor set forth below:
•Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance.
Raw material, energy and commodity costs can be volatile. Although we have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity environment. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control, including trade laws and tariffs, natural disasters, global pandemics like COVID-19 and resulting supply chain disruptions, and may impact our ability to meet the production demands of our customers. Currently, due to a variety of global factors, the insufficient availability of semiconductor chips is adversely affecting, and may continue to adversely affect, a number of industries, including the automotive industry. If the costs of raw materials, energy, commodities and product components increase or the availability thereof is restricted, it could adversely affect our financial condition, operating results and cash flows.
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
As shown below, there were no shares of our common stock repurchased during the quarter ended April 3, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
January 1, 2021 through January 30, 2021	—	—	—	$1,430.0
January 31, 2021 through February 27, 2021	—	—	—	1,430.0
February 28, 2021 through April 3, 2021	—	—	—	1,430.0
Total	—		—	$1,430.0

LEAR CORPORATION
ITEM 6 — EXHIBITS

Exhibit Index

	Exhibit Number	Exhibit Name
*	31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
*	31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
*	32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	101.INS	XBRL Instance Document
***	101.SCH	XBRL Taxonomy Extension Schema Document.
***	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
***	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
***	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
***	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
**	104	Cover Page Interactive Data File

*	Filed herewith.
**	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
***	Submitted electronically with the Report.

LEAR CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated:	May 7, 2021	By:	/s/ Raymond E. Scott
Raymond E. Scott
President and Chief Executive Officer

		By:	/s/ Jason M. Cardew
Jason M. Cardew
Senior Vice President and Chief Financial Officer