Form 10-Q
period 2021-07-03
LEAR CORP
filed 2021-08-06
CIK 842162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2021.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2021, the number of shares outstanding of the registrant’s common stock was 59,741,379 shares.

LEAR CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED JULY 3, 2021

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

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	July 3, 2021(1)	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,401.7	$1,306.7
Accounts receivable	2,965.0	3,269.2
Inventories	1,590.3	1,401.1
Other	897.3	799.7
Total current assets	6,854.3	6,776.7
LONG-TERM ASSETS:
Property, plant and equipment, net	2,695.0	2,736.2
Goodwill	1,667.4	1,655.8
Other	2,047.0	2,029.9
Total long-term assets	6,409.4	6,421.9
Total assets	$13,263.7	$13,198.6

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and drafts	$2,886.5	$3,141.6
Accrued liabilities	1,984.1	1,920.9
Current portion of long-term debt	4.8	14.2
Total current liabilities	4,875.4	5,076.7
LONG-TERM LIABILITIES:
Long-term debt	2,301.3	2,300.3
Other	1,194.9	1,206.7
Total long-term liabilities	3,496.2	3,507.0

EQUITY:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 64,571,405 shares issued as of July 3, 2021 and December 31, 2020	0.6	0.6
Additional paid-in capital	973.6	963.6
Common stock held in treasury, 4,593,846 and 4,519,891 shares as of July 3, 2021 and December 31, 2020, respectively, at cost	(618.6)	(598.6)
Retained earnings	5,155.1	4,806.8
Accumulated other comprehensive loss	(727.8)	(705.1)
Lear Corporation stockholders’ equity	4,782.9	4,467.3
Noncontrolling interests	109.2	147.6
Equity	4,892.1	4,614.9
Total liabilities and equity	$13,263.7	$13,198.6
 (1)     Unaudited.
The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions, except share and per share data)

	Three Months Ended		Six Months Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Net sales	$4,760.7	$2,444.5	$10,115.1	$6,902.2

Cost of sales	4,359.3	2,571.9	9,220.9	6,695.4
Selling, general and administrative expenses	170.8	150.9	339.7	294.6
Amortization of intangible assets	25.1	16.0	41.6	33.1
Interest expense	22.3	27.2	44.6	51.6
Other (income) expense, net	(46.1)	(3.2)	(39.8)	37.3
Consolidated income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	229.3	(318.3)	508.1	(209.8)
Provision (benefit) for income taxes	39.3	(41.0)	98.2	(14.5)
Equity in net income of affiliates	(4.9)	(7.8)	(10.8)	(9.4)
Consolidated net income (loss)	194.9	(269.5)	420.7	(185.9)
Less: Net income attributable to noncontrolling interests	19.7	24.4	41.8	31.6
Net income (loss) attributable to Lear	$175.2	$(293.9)	$378.9	$(217.5)

Basic net income (loss) per share available to Lear common stockholders (Note 14)	$2.91	$(4.89)	$6.28	$(3.61)

Diluted net income (loss) per share available to Lear common stockholders (Note 14)	$2.89	$(4.89)	$6.25	$(3.61)

Cash dividends declared per share	$0.25	$—	$0.50	$0.77

Average common shares outstanding	60,292,000	60,102,925	60,302,398	60,310,559

Average diluted shares outstanding	60,611,505	60,102,925	60,585,907	60,310,559

Consolidated comprehensive income (loss) (Condensed Consolidated Statements of Equity)	$259.4	$(142.1)	$398.8	$(339.9)
Less: Comprehensive income attributable to noncontrolling interests	21.6	25.5	42.6	27.9
Comprehensive income (loss) attributable to Lear	$237.8	$(167.6)	$356.2	$(367.8)
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended July 3, 2021
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at April 3, 2021	$0.6	$964.3	$(589.6)	$4,995.2	$(790.4)	$4,580.1
Comprehensive income:
Net income	—	—	—	175.2	—	175.2
Other comprehensive income	—	—	—	—	62.6	62.6
Total comprehensive income	—	—	—	175.2	62.6	237.8
Stock-based compensation	—	12.2	—	—	—	12.2
Net issuance of 17,688 shares held in treasury in settlement of stock-based compensation	—	(2.9)	2.2	—	—	(0.7)
Repurchase of 169,814 shares of common stock at average price of $183.56 per share	—	—	(31.2)	—	—	(31.2)
Dividends declared to Lear Corporation stockholders	—	—	—	(15.3)	—	(15.3)
Dividends declared to noncontrolling interest holders	—	—	—	—	—	—
Balance at July 3, 2021	$0.6	$973.6	$(618.6)	$5,155.1	$(727.8)	$4,782.9

	Six Months Ended July 3, 2021
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at January 1, 2021	$0.6	$963.6	$(598.6)	$4,806.8	$(705.1)	$4,467.3
Comprehensive income (loss):
Net income	—	—	—	378.9	—	378.9
Other comprehensive income (loss)	—	—	—	—	(22.7)	(22.7)
Total comprehensive income (loss)	—	—	—	378.9	(22.7)	356.2
Stock-based compensation	—	29.9	—	—	—	29.9
Net issuance of 95,859 shares held in treasury in settlement of stock-based compensation	—	(19.9)	11.2	—	—	(8.7)
Repurchase of 169,814 shares of common stock at average price of $183.56 per share	—	—	(31.2)	—	—	(31.2)
Dividends declared to Lear Corporation stockholders	—	—	—	(30.6)	—	(30.6)
Dividends declared to noncontrolling interest holders	—	—	—	—	—	—
Balance at July 3, 2021	$0.6	$973.6	$(618.6)	$5,155.1	$(727.8)	$4,782.9
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
(Unaudited; in millions, except share and per share data)

	Three Months Ended July 3, 2021
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity
Balance at April 3, 2021	$4,580.1	$168.6	$4,748.7
Comprehensive income:
Net income	175.2	19.7	194.9
Other comprehensive income	62.6	1.9	64.5
Total comprehensive income	237.8	21.6	259.4
Stock-based compensation	12.2	—	12.2
Net issuance of 17,688 shares held in treasury in settlement of stock-based compensation	(0.7)	—	(0.7)
Repurchase of 169,814 shares of common stock at average price of $183.56 per share	(31.2)	—	(31.2)
Dividends declared to Lear Corporation stockholders	(15.3)	—	(15.3)
Dividends declared to noncontrolling interest holders	—	(81.0)	(81.0)
Balance at July 3, 2021	$4,782.9	$109.2	$4,892.1

	Six Months Ended July 3, 2021
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity
Balance at January 1, 2021	$4,467.3	$147.6	$4,614.9
Comprehensive income (loss):
Net income	378.9	41.8	420.7
Other comprehensive income (loss)	(22.7)	0.8	(21.9)
Total comprehensive income (loss)	356.2	42.6	398.8
Stock-based compensation	29.9	—	29.9
Net issuance of 95,859 shares held in treasury in settlement of stock-based compensation	(8.7)	—	(8.7)
Repurchase of 169,814 shares of common stock at average price of $183.56 per share	(31.2)	—	(31.2)
Dividends declared to Lear Corporation stockholders	(30.6)	—	(30.6)
Dividends declared to noncontrolling interest holders	—	(81.0)	(81.0)
Balance at July 3, 2021	$4,782.9	$109.2	$4,892.1
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
(Unaudited; in millions, except share and per share data)

	Three Months Ended July 4, 2020
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at April 4, 2020	$0.6	$946.0	$(615.6)	$4,741.8	$(1,049.3)	$4,023.5
Comprehensive income (loss):
Net income (loss)	—	—	—	(293.9)	—	(293.9)
Other comprehensive income	—	—	—	—	126.3	126.3
Total comprehensive income (loss)	—	—	—	(293.9)	126.3	(167.6)
Stock-based compensation	—	12.5	—	—	—	12.5
Net issuance of 21,616 shares held in treasury in settlement of stock-based compensation	—	(2.9)	3.0	(0.8)	—	(0.7)
Dividends declared to noncontrolling interest holders	—	—	—	—	—	—
Balance at July 4, 2020	$0.6	$955.6	$(612.6)	$4,447.1	$(923.0)	$3,867.7

	Six Months Ended July 4, 2020
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at January 1, 2020	$0.6	$969.1	$(563.1)	$4,715.8	$(772.7)	$4,349.7
Comprehensive income (loss):
Net income (loss)	—	—	—	(217.5)	—	(217.5)
Other comprehensive loss	—	—	—	—	(150.3)	(150.3)
Total comprehensive income (loss)	—	—	—	(217.5)	(150.3)	(367.8)
Adoption of accounting standard update 2016-13	—	—	—	(0.8)	—	(0.8)
Stock-based compensation	—	16.4	—	—	—	16.4
Net issuance of 145,447 shares held in treasury in settlement of stock-based compensation	—	(29.9)	20.5	(2.5)	—	(11.9)
Repurchase of 641,149 shares of common stock at average price of $109.22 per share	—	—	(70.0)	—	—	(70.0)
Dividends declared to Lear Corporation stockholders	—	—	—	(46.8)	—	(46.8)
Dividends declared to noncontrolling interest holders	—	—	—	—	—	—
Redeemable noncontrolling interest adjustment	—	—	—	(1.1)	—	(1.1)
Balance at July 4, 2020	$0.6	$955.6	$(612.6)	$4,447.1	$(923.0)	$3,867.7

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
(Unaudited; in millions, except share and per share data)

	Three Months Ended July 4, 2020
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity	Redeemable Non-controlling Interests
Balance at April 4, 2020	$4,023.5	$159.8	$4,183.3	$113.5
Comprehensive income (loss):
Net income (loss)	(293.9)	24.0	(269.9)	0.4
Other comprehensive income	126.3	0.7	127.0	0.4
Total comprehensive income (loss)	(167.6)	24.7	(142.9)	0.8
Stock-based compensation	12.5	—	12.5	—
Net issuance of 21,616 shares held in treasury in settlement of stock-based compensation	(0.7)	—	(0.7)	—
Dividends declared to noncontrolling interest holders	—	(69.0)	(69.0)	—
Balance at July 4, 2020	$3,867.7	$115.5	$3,983.2	$114.3

	Six Months Ended July 4, 2020
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity	Redeemable Non-controlling Interests
Balance at January 1, 2020	$4,349.7	$151.4	$4,501.1	$118.4
Comprehensive income (loss):
Net income (loss)	(217.5)	35.1	(182.4)	(3.5)
Other comprehensive loss	(150.3)	(2.0)	(152.3)	(1.7)
Total comprehensive income (loss)	(367.8)	33.1	(334.7)	(5.2)
Adoption of accounting standard update 2016-13	(0.8)	—	(0.8)	—
Stock-based compensation	16.4	—	16.4	—
Net issuance of 145,447 shares held in treasury in settlement of stock-based compensation	(11.9)	—	(11.9)	—
Repurchase of 641,149 shares of common stock at average price of $109.22 per share	(70.0)	—	(70.0)	—
Dividends declared to Lear Corporation stockholders	(46.8)	—	(46.8)	—
Dividends declared to noncontrolling interest holders	—	(69.0)	(69.0)	—
Redeemable noncontrolling interest adjustment	(1.1)	—	(1.1)	1.1
Balance at July 4, 2020	$3,867.7	$115.5	$3,983.2	$114.3

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended
	July 3, 2021	July 4, 2020
Cash Flows from Operating Activities:
Consolidated net income (loss)	$420.7	$(185.9)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	291.0	260.8
Net change in recoverable customer engineering, development and tooling	(79.8)	(58.1)
Net change in working capital items (see below)	(136.4)	(358.8)
Loss on extinguishment of debt	—	21.1
Other, net	12.1	18.7
Net cash provided by (used in) operating activities	507.6	(302.2)
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(252.9)	(195.2)
Other, net	(30.3)	19.2
Net cash used in investing activities	(283.2)	(176.0)
Cash Flows from Financing Activities:
Term loan repayments	(9.4)	(6.3)
Revolving credit facility borrowings	—	1,000.0
Proceeds from the issuance of senior notes	—	669.1
Redemption of senior notes	—	(667.1)
Short-term repayments, net	—	(12.0)
Payment of debt issuance and other financing costs	—	(6.9)
Repurchase of common stock	(29.2)	(70.0)
Dividends paid to Lear Corporation stockholders	(30.8)	(47.9)
Dividends paid to noncontrolling interests	(52.8)	(43.0)
Other, net	(10.1)	(14.6)
Net cash provided by (used in) financing activities	(132.3)	801.3
Effect of foreign currency translation	(1.9)	(20.4)
Net Change in Cash, Cash Equivalents and Restricted Cash	90.2	302.7
Cash, Cash Equivalents and Restricted Cash as of Beginning of Period	1,314.5	1,510.4
Cash, Cash Equivalents and Restricted Cash as of End of Period	$1,404.7	$1,813.1

Changes in Working Capital Items:
Accounts receivable	$283.7	$557.3
Inventories	(199.6)	(11.5)
Accounts payable	(232.6)	(866.8)
Accrued liabilities and other	12.1	(37.8)
Net change in working capital items	$(136.4)	$(358.8)

Supplementary Disclosure:
Cash paid for interest	$45.3	$65.0
Cash paid for income taxes, net of refunds received	$82.5	$63.3
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
(2) Impact of COVID-19 Pandemic
Although industry production has improved relative to 2020, production remains below recent historic levels. It is likely that, for a period of time, the global automotive industry will continue to be impacted by the COVID-19 pandemic, particularly through supply shortages, ongoing costs related to personal protective equipment and higher labor costs reflecting inefficiencies and increased absenteeism. The most significant supply shortage relates to semiconductor chips, which is impacting global industry production, resulting in cancellations of planned production. Further, a resurgence of the virus or its variants, including corresponding "stay at home" or similar government orders impacting industry production, could impact the Company's financial results.
The accompanying condensed consolidated financial statements reflect estimates and assumptions made by management as of July 3, 2021, and for the six months then ended. Such estimates and assumptions affect, among other things, the Company's goodwill; long-lived asset and indefinite-lived intangible asset valuations; inventory valuations; valuations of deferred income taxes and income tax contingencies; and credit losses related to the Company's financial instruments. Events and circumstances arising after July 3, 2021, including those resulting from the impact of the COVID-19 pandemic, will be reflected in management's estimates and assumptions in future periods.
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
In the first half of 2021, the Company recorded charges of $32.6 million in connection with its restructuring actions. These charges consist of $28.0 million recorded as cost of sales and $4.6 million recorded as selling, general and administrative expenses. The restructuring charges consist of employee termination costs of $26.3 million, asset impairment charges of $0.4 million and contract termination credits of $0.8 million, as well as other related costs of $6.7 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Asset impairment charges relate to the disposal of buildings, leasehold improvements and/or machinery and equipment with carrying values of $0.4 million in excess of related estimated fair values.
The Company expects to incur approximately $28 million of additional restructuring costs related to activities initiated as of July 3, 2021, and expects that the components of such costs will be consistent with its historical experience. Any future restructuring actions will depend upon market conditions, customer actions and other factors.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of 2021 activity is shown below (in millions):

	Accrual at January 1, 2021	2021	Utilization		Accrual at July 3, 2021
		Charges	Cash	Non-cash
Employee termination benefits	$134.8	$26.3	$(44.6)	$—	$116.5
Asset impairment charges	—	0.4	—	(0.4)	—
Contract termination costs	4.2	(0.8)	(1.1)	—	2.3
Other related costs	—	6.7	(6.7)	—	—
Total	$139.0	$32.6	$(52.4)	$(0.4)	$118.8
(4) Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.
A summary of inventories is shown below (in millions):

	July 3, 2021	December 31, 2020
Raw materials	$1,137.9	$1,051.6
Work-in-process	113.5	109.8
Finished goods	489.9	396.9
Reserves	(151.0)	(157.2)
Inventories	$1,590.3	$1,401.1
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
During the first six months of 2021 and 2020, the Company capitalized $140.1 million and $91.8 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During the first six months of 2021 and 2020, the Company also capitalized $77.2 million and $90.0 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the condensed consolidated balance sheets.
During the first six months of 2021 and 2020, the Company collected $147.7 million and $127.8 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer E&D and tooling costs related to long-term supply agreements included in the accompanying condensed consolidated balance sheets is shown below (in millions):

	July 3, 2021	December 31, 2020
Current	$267.4	$212.0
Long-term	142.6	121.4
Recoverable customer E&D and tooling	$410.0	$333.4

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
A summary of property, plant and equipment is shown below (in millions):

	July 3, 2021	December 31, 2020
Land	$111.4	$114.1
Buildings and improvements	851.2	880.7
Machinery and equipment	4,407.1	4,339.2
Construction in progress	315.8	311.1
Total property, plant and equipment	5,685.5	5,645.1
Less – accumulated depreciation	(2,990.5)	(2,908.9)
Property, plant and equipment, net	$2,695.0	$2,736.2
Depreciation expense was $125.1 million and $114.3 million in the three months ended July 3, 2021 and July 4, 2020, respectively, and $249.4 million and $227.7 million in the six months ended July 3, 2021 and July 4, 2020, respectively.
In the first six months of 2021 and 2020, the Company recognized asset impairment charges of $0.4 million and $10.4 million, respectively, in conjunction with its restructuring actions (Note 3, "Restructuring"). In the first six months of 2021 and 2020, the Company recognized additional asset impairment charges of $2.0 million and $0.6 million, respectively.
Intangible Assets
Amortization expense was $25.1 million and $16.0 million in the three months ended July 3, 2021 and July 4, 2020, respectively, and $41.6 million and $33.1 million in the six months ended July 3, 2021 and July 4, 2020, respectively.
In the second quarter of 2021, the Company recognized an impairment charge of $8.5 million related to certain intangible assets of its E-Systems segment resulting from a change in the intended use of the assets. The impairment charge is included in amortization of intangible assets in the accompanying condensed consolidated statements of comprehensive income (loss) for the three and six months ended July 3, 2021.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(7) Goodwill
A summary of the changes in the carrying amount of goodwill, by operating segment, in the six months ended July 3, 2021, is shown below (in millions):

	Seating	E-Systems	Total
Balance at January 1, 2021	$1,268.8	$387.0	$1,655.8
Foreign currency translation and other	(8.0)	19.6	11.6
Balance at July 3, 2021	$1,260.8	$406.6	$1,667.4
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
During the first and second quarters of 2021, an interim goodwill impairment analysis related to one of the Company’s reporting units within its Seating operating segment was performed. The results of the quantitative analysis indicated that the fair value of the reporting unit exceeded the related carrying value. The quantitative analysis reflected the Company’s best estimates of the COVID-19 pandemic’s ultimate impact on industry conditions, including consumer demand and economic recovery. The reporting unit is at risk of failing a future quantitative assessment if the impact of the COVID-19 pandemic is more severe or if economic recovery is slower or weaker than anticipated. As of July 3, 2021, the goodwill of the reporting unit represents approximately 1% of the Company’s total goodwill. The Company does not believe that any other reporting units are at risk for impairment.
There was no impairment of goodwill in the first six months of 2021 and 2020. The Company will, however, continue to assess the impact of significant industry and other events on its recorded goodwill.
(8) Debt
A summary of long-term debt, net of unamortized debt issuance costs and unamortized original issue premium (discount), and the related weighted average interest rates is shown below (in millions):

	July 3, 2021
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
Credit Agreement — Term Loan Facility	$210.9	$(0.4)	$—	$210.5	1.350%
3.8% Senior Notes due 2027 (the "2027 Notes")	750.0	(3.7)	(3.3)	743.0	3.885%
4.25% Senior Notes due 2029 (the "2029 Notes")	375.0	(2.5)	(0.9)	371.6	4.288%
3.5% Senior Notes due 2030 (the "2030 Notes")	350.0	(2.4)	(0.7)	346.9	3.525%
5.25% Senior Notes due 2049 (the "2049 Notes")	625.0	(6.2)	13.9	632.7	5.103%
Other	1.4	—	—	1.4	N/A
	$2,312.3	$(15.2)	$9.0	$2,306.1
Less — Current portion				(4.8)
Long-term debt				$2,301.3

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
As of July 3, 2021, the Company was in compliance with all covenants under the indentures governing the Notes.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
As of July 3, 2021 and December 31, 2020, there were $210.9 million and $220.3 million, respectively, of borrowings outstanding under the Term Loan Facility.
In March 2020, as a proactive measure in response to the COVID-19 pandemic, the Company borrowed $1.0 billion under the Revolving Credit Facility, which was repaid in full in September 2020. As of July 3, 2021 and December 31, 2020, there were no borrowings outstanding under the Revolving Credit Facility.
In the first six months of 2021, the Company made required principal payments of $9.4 million under the Term Loan Facility.
Advances under the Revolving Credit Facility and the Term Loan Facility generally bear interest based on (i) the Eurocurrency Rate (as defined in the Credit Agreement) or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin, determined in accordance with a pricing grid. The ranges and rates as of July 3, 2021, are shown below (in percentages):

	Eurocurrency Rate			Base Rate
			Rate as of			Rate as of
	Minimum	Maximum	July 3, 2021	Minimum	Maximum	July 3, 2021
Revolving Credit Facility	1.00%	1.60%	1.10%	0.00%	0.60%	0.10%
Term Loan Facility	1.125%	1.90%	1.25%	0.125%	0.90%	0.25%
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
As of July 3, 2021, the Company was in compliance with all covenants under the Credit Agreement.
Other
As of July 3, 2021, other long-term debt consists of amounts outstanding under a finance lease agreement.
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
(9) Leases
The Company has operating leases for production, office and warehouse facilities, manufacturing and office equipment and vehicles. Operating lease assets and obligations included in the accompanying condensed consolidated balance sheets are shown below (in millions):

	July 3, 2021	December 31, 2020
Right-of-use assets under operating leases:
Other long-term assets	$562.1	$540.3
Lease obligations under operating leases:
Accrued liabilities	$125.2	$116.3
Other long-term liabilities	451.1	438.9
	$576.3	$555.2

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Maturities of lease obligations as of July 3, 2021, are shown below (in millions):

July 3, 2021
2021 (1)	$75.8
2022	128.9
2023	100.1
2024	83.2
2025	68.6
Thereafter	198.4
Total undiscounted cash flows	655.0
Less: Imputed interest	(78.7)
Lease obligations under operating leases	$576.3
(1) For the remaining six months
The Company entered into a lease agreement which is expected to commence in the third quarter of 2021 with a lease term of approximately ten years. The aggregate right-of-use asset and related lease obligation are expected to be approximately $50 million.
Cash flow information related to operating leases is shown below (in millions):

	Six Months Ended
	July 3, 2021	July 4, 2020
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$94.3	$83.2
Operating cash flows:
Cash paid related to operating lease obligations	$81.1	$70.9
Lease expense included in the accompanying condensed consolidated statements of comprehensive income (loss) is shown below (in millions):

	Three Months Ended		Six Months Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Operating lease expense	$39.9	$35.3	$78.9	$71.6
Short-term lease expense	4.4	3.9	8.6	8.0
Variable lease expense	2.2	1.8	4.4	3.7
Total lease expense	$46.5	$41.0	$91.9	$83.3
In the six months ended July 4, 2020, the Company recognized an impairment charge of $2.0 million related to its right-of-use assets in conjunction with its restructuring actions. In the six months ended July 3, 2021, there were no impairments of the Company's right-of-use assets.
The weighted average lease term and discount rate for operating leases are shown below:

July 3, 2021
Weighted average remaining lease term	Seven years
Weighted average discount rate	3.4%

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The Company is party to a finance lease agreement, which is not material to the accompanying condensed consolidated financial statements (Note 8, "Debt").
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
Net Periodic Pension and Other Postretirement Benefit (Credit) Cost
The components of the Company’s net periodic pension benefit (credit) cost are shown below (in millions):

	Three Months Ended				Six Months Ended
	July 3, 2021		July 4, 2020		July 3, 2021		July 4, 2020
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$1.4	$—	$1.2	$—	$2.7	$—	$2.4
Interest cost	3.6	2.7	4.1	3.0	7.2	5.3	8.2	6.1
Expected return on plan assets	(5.9)	(5.0)	(5.3)	(4.9)	(11.8)	(9.8)	(10.6)	(9.9)
Amortization of actuarial loss	0.9	1.6	0.5	1.2	1.9	3.1	1.1	2.3
Settlement loss	—	—	—	—	0.4	—	0.3	—
Net periodic benefit (credit) cost	$(1.4)	$0.7	$(0.7)	$0.5	$(2.3)	$1.3	$(1.0)	$0.9
The components of the Company’s net periodic other postretirement benefit (credit) cost are shown below (in millions):

	Three Months Ended				Six Months Ended
	July 3, 2021		July 4, 2020		July 3, 2021		July 4, 2020
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Interest cost	$0.4	$0.2	$0.4	$0.2	0.7	0.4	0.8	0.4
Amortization of actuarial gain	(0.3)	—	(0.4)	—	(0.6)	—	(0.8)	—
Amortization of prior service credit	(0.1)	—	(0.1)	—	(0.1)	—	(0.1)	—
Net periodic benefit (credit) cost	$—	$0.2	$(0.1)	$0.2	$—	$0.4	$(0.1)	$0.4
Contributions
In the six months ended July 3, 2021, employer contributions to the Company’s domestic and foreign defined benefit pension plans were $4.9 million. The Company expects contributions to its domestic and foreign defined benefit pension plans to be $5 million to $10 million in 2021.
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
Revenue is recognized at a point in time when control of the product is transferred to the customer under standard commercial terms, as the Company does not have an enforceable right to payment prior to such transfer. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for those products based on the annual

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
purchase orders, annual price reductions and ongoing price adjustments. In the first six months of 2021 and 2020, revenue recognized related to prior years represented approximately 1% of consolidated net sales. The Company's customers pay for products received in accordance with payment terms that are customary within the industry. The Company's contracts with its customers do not have significant financing components.
The Company records a contract liability for advances received from its customers. As of July 3, 2021 and December 31, 2020, there were no significant contract liabilities recorded. Further, in the first six months of 2021 and 2020, there were no significant contract liabilities recognized in revenue.
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
A summary of the Company’s revenue by reportable operating segment and geography is shown below (in millions):

	Three Months Ended
	July 3, 2021			July 4, 2020
	Seating	E-Systems	Total	Seating	E-Systems	Total
North America	$1,572.7	$284.3	$1,857.0	$614.8	$125.1	$739.9
Europe and Africa	1,226.0	501.0	1,727.0	550.1	273.5	823.6
Asia	664.7	332.5	997.2	557.9	283.0	840.9
South America	144.8	34.7	179.5	32.1	8.0	40.1
	$3,608.2	$1,152.5	$4,760.7	$1,754.9	$689.6	$2,444.5

	Six Months Ended
	July 3, 2021			July 4, 2020
	Seating	E-Systems	Total	Seating	E-Systems	Total
North America	$3,241.3	$626.9	$3,868.2	$2,188.5	$432.6	$2,621.1
Europe and Africa	2,700.7	1,103.3	3,804.0	1,786.1	790.1	2,576.2
Asia	1,381.4	701.3	2,082.7	1,015.3	501.9	1,517.2
South America	280.8	79.4	360.2	131.6	56.1	187.7
	$7,604.2	$2,510.9	$10,115.1	$5,121.5	$1,780.7	$6,902.2

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
A summary of other (income) expense, net is shown below (in millions):

	Three Months Ended		Six Months Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Other expense	$6.2	$4.4	$15.3	$43.6
Other income	(52.3)	(7.6)	(55.1)	(6.3)
Other (income) expense, net	$(46.1)	$(3.2)	$(39.8)	$37.3
In May 2021, the Brazilian Supreme Court ruled on certain matters, including the method of determining the amount of indirect tax credits that taxpayers are entitled to monetize in future periods. As a result of the ruling, other income includes a gain of

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
$47.0 million in the three and six months ended July 3, 2021. In the three and six months ended July 3, 2021, other expense includes net foreign currency transaction losses of $2.5 million and $6.7 million, respectively, and a loss of $1.0 million related to the impairment of an affiliate.
In the three months ended July 4, 2020, other income includes net foreign currency transaction gains of $1.0 million. In the six months ended July 4, 2020, other expense includes net foreign currency transaction losses of $16.7 million and a loss of $21.1 million on the extinguishment of debt (Note 8, "Debt").
(13) Income Taxes
A summary of the provision for income taxes and the corresponding effective tax rate for the six months ended July 3, 2021 and July 4, 2020, is shown below (in millions, except effective tax rates):

	Three Months Ended		Six Months Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Provision (benefit) for income taxes	$39.3	$(41.0)	$98.2	$(14.5)
Pretax income (loss) before equity in net income of affiliates	$229.3	$(318.3)	$508.1	$(209.8)
Effective tax rate	17.1%	12.9%	19.3%	6.9%
For the six months ended July 3, 2021, the Company estimated its annual effective tax rate utilizing the annualized effective tax rate method under Accounting Standards Codification ("ASC") 740, "Income Taxes," to calculate its interim income tax provision. For the six months ended July 4, 2020, the Company utilized the discrete effective tax rate method, as allowed under ASC 740, to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. At the time, it was not possible to reliably estimate the annual effective tax rate for the year due to uncertainty created by the COVID-19 pandemic.
The Company’s provision (benefit) for income taxes is impacted by the level and mix of earnings among tax jurisdictions. Pretax income before equity in net income of affiliates was $508.1 million in the first six months of 2021, as compared to pretax losses before equity in net income of affiliates of $209.8 million in the first six months of 2020, primarily due to the COVID-19 pandemic. As a result of COVID-19-related pretax losses in many jurisdictions in 2020, an effective tax rate comparison between the first six months of 2021 and the first six months of 2020 is not meaningful.
The Company's discrete tax benefit (expense) on significant items is shown below (in millions):

	Six Months Ended
	July 3, 2021	July 4, 2020
Restructuring charges and various other items	$13.4	$29.6
Valuation allowances on deferred tax assets	6.7	(22.0)
Release of tax reserves	6.5	1.3
Favorable indirect tax ruling in a foreign jurisdiction	(16.0)	—
	$10.6	$8.9
Excluding the items above, the effective tax rate for the first six months of 2021 and 2020 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
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
(14) Net Income (Loss) Per Share Attributable to Lear
Basic net income (loss) per share available to Lear common stockholders is computed using the two-class method by dividing net income (loss) available to Lear by the average number of common shares outstanding during the period. Common shares issuable upon the satisfaction of certain conditions pursuant to a contractual agreement are considered common shares outstanding and are included in the computation of basic net income (loss) per share available to Lear common stockholders.
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
A summary of information used to compute basic and diluted net income (loss) per share available to Lear common stockholders is shown below (in millions, except share and per share data):

	Three Months Ended		Six Months Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Net income (loss) available to Lear	$175.2	$(293.9)	$378.9	$(217.5)

Average common shares outstanding	60,292,000	60,102,925	60,302,398	60,310,559
Dilutive effect of common stock equivalents	319,505	—	283,509	—
Average diluted shares outstanding	60,611,505	60,102,925	60,585,907	60,310,559

Basic net income (loss) per share available to Lear common stockholders	$2.91	$(4.89)	$6.28	$(3.61)

Diluted net income (loss) per share available to Lear common stockholders	$2.89	$(4.89)	$6.25	$(3.61)
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Accumulated Other Comprehensive Loss
A summary of changes, net of tax, in accumulated other comprehensive loss for the three and six months ended July 3, 2021, is shown below (in millions):

	Three Months Ended July 3, 2021	Six Months Ended July 3, 2021
Defined benefit plans:
Balance at beginning of period	$(275.6)	$(276.9)
Reclassification adjustments (net of tax expense of $0.3 million and $0.7 million in the three and six months ended July 3, 2021, respectively)	1.8	4.0
Other comprehensive loss recognized during the period (net of tax impact of $— million in the three and six months ended July 3, 2021)	(2.5)	(3.4)
Balance at end of period	$(276.3)	$(276.3)
Derivative instruments and hedging:
Balance at beginning of period	$9.6	$12.6
Reclassification adjustments (net of tax benefit of $1.9 million and $3.3 million in the three and six months ended July 3, 2021, respectively)	(8.1)	(13.4)
Other comprehensive income recognized during the period (net of tax expense of $4.5 million and $5.2 million in the three and six months ended July 3, 2021, respectively)	18.7	21.0
Balance at end of period	$20.2	$20.2
Foreign currency translation:
Balance at beginning of period	$(524.4)	$(440.8)
Other comprehensive income (loss) recognized during the period (net of tax benefit (expense) of $0.6 million and ($1.5) million in the three and six months ended July 3, 2021, respectively)	52.7	(30.9)
Balance at end of period	$(471.7)	$(471.7)

Total accumulated other comprehensive loss	$(727.8)	$(727.8)
In the three months ended July 3, 2021, foreign currency translation adjustments are primarily related to the strengthening of the Brazilian real, the Chinese renminbi and the Euro relative to the U.S. dollar. In the six months ended July 3, 2021, foreign currency translation adjustments are primarily related to the weakening of the Euro relative to the U.S. dollar.
In the three and six months ended July 3, 2021, foreign currency translation adjustments include pretax losses of $0.5 million and $0.6 million, respectively, related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of changes, net of tax, in accumulated other comprehensive loss for the three and six months ended July 4, 2020, is shown below (in millions):

	Three Months Ended July 4, 2020	Six Months Ended July 4, 2020
Defined benefit plans:
Balance at beginning of period	$(208.7)	$(217.6)
Reclassification adjustments (net of tax expense of $0.4 million and $0.7 million in the three and six months ended July 4, 2020, respectively)	0.8	2.1
Other comprehensive income (loss) recognized during the period (net of tax impact of $— million in the three and six months ended July 4, 2020)	(3.8)	3.8
Balance at end of period	$(211.7)	$(211.7)
Derivative instruments and hedging:
Balance at beginning of period	$(111.3)	$9.8
Reclassification adjustments (net of tax expense of $3.1 million and $1.7 million in the three and six months ended July 4, 2020, respectively)	11.0	5.3
Other comprehensive income (loss) recognized during the period (net of tax benefit (expense) of ($12.0) million and $15.9 million in the three and six months ended July 4, 2020, respectively)	49.9	(65.5)
Balance at end of period	$(50.4)	$(50.4)
Foreign currency translation:
Balance at beginning of period	$(729.3)	$(564.9)
Other comprehensive income (loss) recognized during the period (net of tax benefit (expense) of $2.6 million and ($2.2) million in the three and six months ended July 4, 2020, respectively)	68.4	(96.0)
Balance at end of period	$(660.9)	$(660.9)

Total accumulated other comprehensive loss	$(923.0)	$(923.0)
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The Company has a common stock share repurchase program (the "Program") which permits the discretionary repurchase of its common stock. Since its inception in the first quarter of 2011, the Company's Board of Directors has authorized $6.1 billion in share repurchases under the Program. The current authorization expires on December 31, 2022. In March 2020, as a proactive measure in response to the COVID-19 pandemic, the Company suspended share repurchases under the Program. Share repurchases were reinstated in the second quarter of 2021. Share repurchases since the reinstatement through July 3, 2021, are shown below (in millions except for shares and per share amounts):

Six Months Ended				As of July 3, 2021
July 3, 2021 (1)
Aggregate Repurchases	Cash Paid for Repurchases	Number of Shares	Average Price per Share (2)	Remaining Purchase Authorization
$31.2	$29.2	169,814	$183.56	$1,398.8
(1) From reinstatement through July 3, 2021
(2) Excludes commissions
Since the inception of the Program, the Company repurchased, in aggregate, $4.7 billion of its outstanding common stock, at an average price of $90.38 per share, excluding commissions and related fees.
In addition to shares repurchased under the Program described above, the Company classifies shares withheld from the settlement of the Company’s restricted stock unit and performance share awards to cover tax withholding requirements as common stock held in treasury in the condensed consolidated balance sheets.
Quarterly Dividend
In March 2020, as a proactive measure in response to the COVID-19 pandemic, the Company suspended its quarterly cash dividend. Prior to the suspension, the Company’s Board of Directors declared a quarterly cash dividend of $0.77 per share of common stock. In the fourth quarter of 2020, the Company reinstated a quarterly cash dividend of $0.25 per share of common stock. In the first and second quarters of 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share of common stock.
Dividends declared and paid are shown below (in millions):

	Six Months Ended
	July 3, 2021	July 4, 2020 (1)
Dividends declared	$30.6	$46.8
Dividends paid	30.8	47.9
(1) Prior to March 2020 suspension
Dividends payable on common shares to be distributed under the Company’s stock-based compensation program will be paid when such common shares are distributed.
Redeemable Noncontrolling Interest
As of July 4, 2020, the accompanying condensed consolidated statements of equity include the Company's redeemable noncontrolling interest in Shanghai Lear STEC Automotive Parts Co., Ltd. ("STEC"). In accordance with GAAP, the Company records redeemable noncontrolling interests at the greater of (1) the initial carrying amount adjusted for the noncontrolling interest holder’s share of total comprehensive income or loss and dividends ("noncontrolling interest carrying value") or (2) the redemption value as of and based on conditions existing as of the reporting date. Required redeemable noncontrolling interest adjustments are recorded as an increase to redeemable noncontrolling interests, with an offsetting adjustment to retained earnings. In 2020, the noncontrolling interest holder in STEC exercised its option requiring the Company to purchase its redeemable noncontrolling interest. The transaction was completed in the fourth quarter of 2020.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(16) Legal and Other Contingencies
As of July 3, 2021 and December 31, 2020, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $17.0 million and $17.2 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.
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
The Company records product warranty reserves when liability is probable and related amounts are reasonably estimable.
A summary of the changes in reserves for product liability and warranty claims for the six months ended July 3, 2021, is shown below (in millions):

Balance at January 1, 2021	$48.7
Expense, net (including changes in estimates)	2.2
Settlements	(7.2)
Foreign currency translation and other	(0.5)
Balance at July 3, 2021	$43.2
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
As of July 3, 2021 and December 31, 2020, the Company had recorded environmental reserves of $8.6 million and $8.9 million, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.

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
(17) Segment Reporting
The Company is organized under two reportable operating segments: Seating, which consists of the design, development, engineering and manufacture of complete seat systems, seat subsystems and key seat components, and E-Systems, which consists of the design, development, engineering and manufacture of complete electrical distribution and connection systems, electronic systems, and software. Key components in the Company's complete seat system and subsystem solutions are advanced comfort, wellness, safety and sound offerings, as well as configurable seating product technologies, all of which are compatible with traditional internal combustion engine ("ICE") architectures and the full range of hybrid, plug-in hybrid and battery electric architectures. Key seat component product offerings include seat trim covers, surface materials such as leather and fabric, seat mechanisms, seat foam and headrests. Key components in the Company's electrical distribution portfolio include wire harnesses, terminals and connectors, and engineered components for both ICE and electrified vehicle architectures that require management of higher voltage and power. Key components in the Company's electronic systems portfolio include body domain control modules and products specific to electrification and connectivity trends. Electrification products include on-board battery chargers, power conversion modules, high voltage battery management systems and high voltage power distribution systems. Connectivity products include gateway modules and communication modules to manage both wired and wireless networks and data in vehicles. In addition to electronic modules, the Company offers software that includes cybersecurity, advanced vehicle positioning for automated and autonomous driving applications and full capabilities in both dedicated short-range communication and cellular protocols for vehicle connectivity. The Company's software offerings include embedded control software and cloud and mobile device-based software and services. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment. Corporate and regional headquarters costs include various support functions, such as information technology, advanced research and development, corporate finance, legal, executive administration and human resources.
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
The Company evaluates the performance of its operating segments based primarily on (i) revenues from external customers, (ii) pretax income (loss) before equity in net income of affiliates, interest expense and other (income) expense, net ("segment earnings") and (iii) cash flows, being defined as segment earnings less capital expenditures plus depreciation and amortization.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended July 3, 2021
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$3,608.2	$1,152.5	$—	$4,760.7
Segment earnings (1)	252.2	26.6	(73.3)	205.5
Depreciation and amortization	90.1	56.3	3.8	150.2
Capital expenditures	83.5	51.8	4.7	140.0
Total assets	7,528.6	3,466.6	2,268.5	13,263.7

	Three Months Ended July 4, 2020
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$1,754.9	$689.6	$—	$2,444.5
Segment earnings (1)	(116.4)	(113.4)	(64.5)	(294.3)
Depreciation and amortization	83.8	42.6	3.9	130.3
Capital expenditures	47.0	37.1	2.0	86.1
Total assets	6,687.7	2,901.2	2,680.1	12,269.0

	Six Months Ended July 3, 2021
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$7,604.2	$2,510.9	$—	$10,115.1
Segment earnings (1)	544.2	115.9	(147.2)	512.9
Depreciation and amortization	180.5	102.9	7.6	291.0
Capital expenditures	146.5	95.0	11.4	252.9

	Six Months Ended July 4, 2020
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$5,121.5	$1,780.7	$—	$6,902.2
Segment earnings (1)	69.7	(81.0)	(109.6)	(120.9)
Depreciation and amortization	167.3	85.7	7.8	260.8
Capital expenditures	113.2	78.8	3.2	195.2
(1) See definition above
For the three months ended July 3, 2021, segment earnings include restructuring charges of $7.2 million and $3.7 million in the Seating and E-Systems segments, respectively. For the six months ended July 3, 2021, segment earnings include restructuring charges of $20.0 million, $8.4 million and $4.2 million in the Seating and E-Systems segments and in the other category, respectively. The Company expects to incur approximately $19 million and $9 million of additional restructuring costs in the Seating and E-Systems segments, respectively, related to activities initiated as of July 3, 2021, and expects that the components of such costs will be consistent with its historical experience.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A reconciliation of segment earnings to consolidated income (loss) before provision (benefit) for income taxes and equity in net income of affiliates is shown below (in millions):

	Three Months Ended		Six Months Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Segment earnings	$205.5	$(294.3)	$512.9	$(120.9)
Interest expense	22.3	27.2	44.6	51.6
Other (income) expense, net	(46.1)	(3.2)	(39.8)	37.3
Consolidated income (loss) before provision (benefit) for income taxes and equity in net income of affiliates	$229.3	$(318.3)	$508.1	$(209.8)
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

	July 3, 2021	December 31, 2020
Estimated aggregate fair value (1)	$2,632.4	$2,633.3
Aggregate carrying value (1) (2)	2,310.9	2,320.3
(1) Includes Term Loan Facility and Notes (excludes "other" debt)
(2) Excludes the impact of unamortized debt issuance costs and unamortized original issue premium (discount)
Cash, Cash Equivalents and Restricted Cash
The Company has cash on deposit that is legally restricted as to use or withdrawal. A reconciliation of cash, cash equivalents and restricted cash included in the accompanying condensed consolidated balance sheets and the accompanying condensed consolidated statements of cash flows is shown below (in millions):

	July 3, 2021	July 4, 2020
Balance sheet:
Cash and cash equivalents	$1,401.7	$1,775.5
Restricted cash included in other current assets	1.4	36.0
Restricted cash included in other long-term assets	1.6	1.6
Statement of cash flows:
Cash, cash equivalents and restricted cash	$1,404.7	$1,813.1
Accounts Receivable
The Company’s allowance for credit losses on financial assets measured at amortized cost, primarily accounts receivable, reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. The Company also considers geographic and segment specific risk factors in the development of expected credit losses. As of July 3, 2021 and December 31, 2020, accounts receivable are reflected net of reserves of $34.3 million and $35.3 million, respectively. Changes in expected credit losses were not significant in the first six months of 2021.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Marketable Equity Securities
Marketable equity securities, which the Company accounts for under the fair value option, are included in the accompanying condensed consolidated balance sheets as shown below (in millions):

	July 3, 2021	December 31, 2020
Current assets	$2.7	$9.3
Other long-term assets	53.7	49.4
	$56.4	$58.7
Unrealized gains and losses arising from changes in the fair value of the marketable equity securities are recognized in other (income) expense, net in the condensed consolidated statements of comprehensive income (loss). The fair value of the marketable equity securities is determined by reference to quoted market prices in active markets (Level 1 input based on the GAAP fair value hierarchy).
Equity Securities Without Readily Determinable Fair Values
As of July 3, 2021 and December 31, 2020, investments in equity securities without readily determinable fair values of $15.4 million and $11.2 million, respectively, are included in other long-term assets in the accompanying condensed consolidated balance sheets. Such investments are valued at cost, less cumulative impairments of $10.0 million. During the three and six months ended July 3, 2021, the Company recognized an impairment charge of $1.0 million related to an investment in equity securities without a readily determinable fair value.
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
Net Investment Hedges
The Company uses cross-currency interest rate swaps, which are designated as net investment hedges of the foreign currency rate exposure of its investment in certain Euro-denominated subsidiaries. In the six months ended July 3, 2021 and July 4, 2020, contra interest expense on net investment hedges of $3.2 million is included in interest expense in the accompanying condensed consolidated statements of comprehensive income (loss).
Balance Sheet Classification
The notional amount, estimated aggregate fair value and related balance sheet classification of the Company's foreign currency and net investment hedge contracts are shown below (in millions, except for maturities):

	July 3, 2021	December 31, 2020
Fair value of foreign currency contracts designated as cash flow hedges:
Other current assets	$54.6	$49.7
Other long-term assets	5.7	13.0
Other current liabilities	(3.7)	(14.1)
Other long-term liabilities	(0.6)	(0.8)
	56.0	47.8
Notional amount	$1,167.1	$1,353.3
Outstanding maturities in months, not to exceed	24	24
Fair value of derivatives designated as net investment hedges:
Other long-term liabilities	$(15.3)	$(22.6)
Notional amount	$300.0	$300.0
Outstanding maturities in months, not to exceed	39	45
Fair value of foreign currency contracts not designated as hedging instruments:
Other current assets	$10.9	$5.8
Other current liabilities	(8.5)	(6.1)
	2.4	(0.3)
Notional amount	$1,909.1	$1,140.8
Outstanding maturities in months, not to exceed	12	12
Total fair value	$43.1	$24.9
Total notional amount	$3,376.2	$2,794.1

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Accumulated Other Comprehensive Loss — Derivative Instruments and Hedging
Pretax amounts related to foreign currency and net investment hedge contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended		Six Months Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign currency contracts	$23.2	$61.9	$26.2	$(81.4)
Net investment hedge contracts	(2.6)	(12.6)	7.3	10.4
	20.6	49.3	33.5	(71.0)
(Gains) losses reclassified from accumulated other comprehensive loss to:
Net sales	(0.8)	(0.4)	(0.6)	(0.5)
Cost of sales	(9.8)	14.1	(17.3)	6.5
Interest expense	0.6	0.6	1.2	1.2
Other (income) expense, net	—	(0.2)	—	(0.2)
	(10.0)	14.1	(16.7)	7.0
Comprehensive income (loss)	$10.6	$63.4	$16.8	$(64.0)
As of July 3, 2021 and December 31, 2020, pretax net gains of $21.5 million and $4.7 million, respectively, related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss.
During the next twelve month period, net gains (losses) expected to be reclassified into earnings are shown below (in millions):

Foreign currency contracts	$50.9
Interest rate swap contracts	(2.4)
Total	$48.5
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
Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of July 3, 2021 and December 31, 2020, are shown below (in millions):

	July 3, 2021
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$58.4	Market/ Income	$—	$58.4	$—
Net investment hedges	Recurring	(15.3)	Market/ Income	—	(15.3)	—
Marketable equity securities	Recurring	56.4	Market	56.4	—	—

	December 31, 2020
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$47.5	Market/ Income	$—	$47.5	$—
Net investment hedges	Recurring	(22.6)	Market/ Income	—	(22.6)	—
Marketable equity securities	Recurring	58.7	Market	58.7	—	—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. If an estimate of the credit spread is required, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of July 3, 2021 and December 31, 2020, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy in the first six months of 2021.
Items Measured at Fair Value on a Non-Recurring Basis
The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy.
In the first and second quarters of 2021, the Company completed a quantitative goodwill impairment assessment for one of its reporting units. The fair value estimate of the reporting unit was based on management's estimates using a discounted cash flow method.
In the second quarter of 2021, the Company completed an impairment assessment related to certain of its intangible assets. The fair value estimate of the related asset group was based on management's estimates using a discounted cash flow method.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
As of July 3, 2021, there were no additional significant assets or liabilities measured at fair value on a non-recurring basis.
(19) Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates ("ASU") issued by the Financial Accounting Standards Board ("FASB") as summarized below.
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

LEAR CORPORATION
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW
We are a global automotive technology leader in Seating and E-Systems, enabling superior in-vehicle experiences for consumers around the world. We supply seating, electrical distribution and connection systems, electronic systems, and software to all of the world's major automotive manufacturers.
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
Our E-Systems business consists of the design, development, engineering and manufacture of complete electrical distribution and connection systems, electronic systems, and software. The unique combination of these capabilities enables us to provide our customers with customizable solutions with optimized designs at a competitive cost. Electrical distribution and connection systems utilize low voltage, high voltage, high speed data cables and flat wiring to connect networks and electrical signals and manage electrical power within the vehicle for all types of powertrains – from traditional ICE architectures to the full range of hybrid, plug-in hybrid and battery electric architectures. Key components in our electrical distribution portfolio include wire harnesses, terminals and connectors, and engineered components for both ICE and electrified vehicle architectures that require management of higher voltage and power. Electronic systems facilitate signal, data and power management within the vehicle and include the associated software required to facilitate these functions. Key components in our electronic systems portfolio include body domain control modules and products specific to electrification and connectivity trends. Electrification products include on-board battery chargers, power conversion modules, high voltage battery management systems and high voltage power distribution systems. Connectivity products include gateway modules and communication modules to manage both wired and wireless networks and data in vehicles. In addition to electronic modules, we offer software that includes cybersecurity, advanced vehicle positioning for automated and autonomous driving applications and full capabilities in both dedicated short-range communication and cellular protocols for vehicle connectivity. Our software offerings include embedded control software and cloud and mobile device-based software and services. Our customers traditionally have sourced our electronic hardware together with the software that we embed in it, but such software may also be sourced by our customers independently of the hardware.
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

LEAR CORPORATION
industry-specific processes and standards, leverage common low-cost engineering centers and share centralized operating support functions, such as logistics, supply chain management, quality and health and safety, as well as all major administrative functions.
Industry overview
Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on the availability of raw materials and components and consumer demand for automotive vehicles, and our content per vehicle. Although industry production has improved relative to 2020, production remains below recent historic levels. It is likely that, for a period of time, the global automotive industry will continue to be impacted by the COVID-19 pandemic, particularly through supply shortages, ongoing costs related to personal protective equipment and higher labor costs reflecting inefficiencies and increased absenteeism. The most significant supply shortage relates to semiconductor chips, which is impacting global industry production, resulting in cancellations of planned production. During the first half of 2021, production disruptions, primarily due to the industry-wide semiconductor chip shortage, negatively impacted our net sales by approximately 12%. In addition, increases in certain commodity costs are impacting, and will continue to impact, our operating results for the foreseeable future. Further, a resurgence of the virus or its variants, including corresponding "stay at home" or similar government orders impacting industry production, could impact our financial results. For risks related to the COVID-19 pandemic, including supply shortages, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented and updated by Part II — Item 1A, "Risk Factors," in this Report.
Global automotive industry production volumes in the first six months of 2021, as compared to the first six months of 2020, are shown below (in millions of units):

	Six Months Ended
	July 3, 2021 (1)	July 4, 2020 (1) (2)	% Change
North America	6.8	5.2	32%
Europe and Africa	9.2	7.0	30%
Asia	20.5	16.0	28%
South America	1.3	0.8	63%
Other	0.7	0.7	7%
Global light vehicle production	38.5	29.7	30%
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
Our percentage of consolidated net sales by region in the first six months of 2021 and 2020 is shown below:

	Six Months Ended
	July 3, 2021	July 4, 2020
North America	38%	38%
Europe and Africa	38%	37%
Asia	21%	22%
South America	3%	3%
Total	100%	100%

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
Our sales and marketing approach addresses these trends, while our strategy focuses on the major imperatives for success as an automotive supplier: quality, service, cost and efficiency, and innovation and technology. We have expanded key component and software capabilities through organic investment and acquisitions to ensure a full complement of solutions for our customers. We have restructured, and continue to align, our manufacturing and engineering footprint to attain a leading competitive cost position globally. We have established or expanded activities in new and growing regional and product markets, including electrification, in support of our customers’ growth initiatives and in pursuit of opportunities with new customers. These initiatives have helped us achieve our financial goals overall, as well as a more balanced regional, customer and vehicle segment diversification in our business.
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
Our material cost as a percentage of net sales was 64.7% in the first six months of 2021, as compared to 64.0% in the first six months of 2020, reflecting increases in certain commodity costs. Raw material, energy and commodity costs can be volatile, reflecting changes in supply and demand and global trade and tariff policies. Our primary commodity cost exposures relate to steel, copper and leather. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. Further, our exposure to changes in steel prices is primarily indirect, through purchased components, and a significant portion of our copper, leather and direct steel purchases are subject to price index agreements with our customers and suppliers. However, these strategies, together with commercial negotiations with our customers and suppliers, typically do not offset all of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity environment. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented and updated by Part II — Item 1A, "Risk Factors," in this Report.
Financial Measures
In evaluating our financial condition and operating performance, we focus primarily on earnings, operating margins, cash flows and return on invested capital. In addition to expanding our business with new and existing customers in our more established markets through new products, including electrification, our expansion plans are focused on emerging markets. Asia continues to present long-term growth opportunities, as we focus on expanding our market share and content per vehicle, as demand for luxury and performance features increases in this region. In addition to our wholly owned locations, we currently have eleven

LEAR CORPORATION
operating joint ventures with operations in Asia, as well as two additional joint ventures in North America dedicated to serving Asian automotive manufacturers. We also have aggressively pursued this strategy by selectively increasing our vertical integration capabilities globally, as well as expanding our component manufacturing capacity in Asia, Eastern Europe, Mexico and Northern Africa. Furthermore, we have expanded our low-cost engineering capabilities in Asia, Eastern Europe and Northern Africa.
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
Operational Restructuring
In the first six months of 2021, we incurred pretax restructuring costs of $33 million and related manufacturing inefficiency charges of approximately $7 million, as compared to pretax restructuring costs of $70 million and related manufacturing inefficiency charges of approximately $3 million in the first six months of 2020. None of the individual restructuring actions initiated during the first six months of 2021 were material.
Our restructuring actions include plant closures and workforce reductions and are initiated to maintain our competitive footprint or are in response to customer initiatives or changes in global and regional automotive markets. Our restructuring actions are designed to maintain or improve our operating results and profitability throughout the automotive industry cycles. Restructuring actions are generally funded within twelve months of initiation and are funded by cash flows from operating activities and existing cash balances. There have been no changes in previously initiated restructuring actions that have resulted (or will result) in a material change to our restructuring costs. We expect to incur approximately $28 million of additional restructuring costs related to activities initiated as of July 3, 2021, all of which are expected to be incurred in the next twelve months. We plan to implement additional restructuring actions in order to align our manufacturing capacity and other costs with prevailing regional automotive production levels. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
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
Since the first quarter of 2011, our Board of Directors has authorized $6.1 billion in share repurchases under our common stock share repurchase program. In March 2020, as a proactive measure in response to the COVID-19 pandemic, we suspended share repurchases under our common stock share repurchase program. Share repurchases were reinstated in the second quarter of 2021, during which we repurchased $31 million of shares. At the end of the second quarter of 2021, we have a remaining repurchase authorization of $1.4 billion, which expires on December 31, 2022.

LEAR CORPORATION
In March 2020, as a proactive measure in response to the COVID-19 pandemic, we suspended our quarterly cash dividend. In the fourth quarter of 2020, we reinstated a quarterly cash dividend of $0.25 per share of common stock. In the first and second quarters of 2021, our Board of Directors declared a quarterly cash dividend of $0.25 per share of common stock.
For further information related to our common stock share repurchase program and our quarterly cash dividends, see "— Liquidity and Capital Resources — Capitalization" below and Note 15, "Comprehensive Income (Loss) and Equity," to the condensed consolidated financial statements included in this Report.
Other Matters
In the three and six months ended July 3, 2021, we recognized net tax benefits of $21 million and $27 million, respectively, related to the release of valuation allowances on deferred tax assets of foreign subsidiaries, the release of tax reserves at several foreign subsidiaries, restructuring charges and various other items. In addition, we recognized tax expense of $16 million on a gain of $47 million related to a favorable indirect tax ruling in a foreign jurisdiction in the three and six months ended July 3, 2021.
In the three months ended July 4, 2020, we recognized tax expense of $23 million related to the establishment of a valuation allowance on deferred tax assets of a foreign subsidiary and net tax benefits of $21 million related to restructuring charges and various other items. In the six months ended July 4, 2020, we recognized net tax benefits of $31 million related to a loss on the extinguishment of debt, restructuring charges and various other items and tax expense of $22 million related to the net increase in valuation allowances on deferred tax assets of foreign subsidiaries.
As discussed above, our results for the three and six months ended July 3, 2021 and July 4, 2020, reflect the following items (in millions):

	Three Months Ended		Six Months Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Costs related to restructuring actions, including manufacturing inefficiencies of $4 million and $7 million, respectively, in the three and six months ended July 3, 2021, and $1 million and $3 million, respectively, in the three and six months ended July 4, 2020	$15	$39	$39	$73
Intangible asset impairment	9	—	9	—
Favorable indirect tax ruling in a foreign jurisdiction	47	—	47	—
Loss related to affiliate	1	—	1	—
Loss on extinguishment of debt	—	—	—	21
Tax (benefit) expense, net	(5)	2	(11)	(9)
For further information regarding these items, see Note 3, "Restructuring," Note 6, "Long-Lived Assets," Note 8, "Debt," and Note 13, "Income Taxes," to the condensed consolidated financial statements included in this Report.
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

LEAR CORPORATION
RESULTS OF OPERATIONS
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three Months Ended				Six Months Ended
	July 3, 2021		July 4, 2020		July 3, 2021		July 4, 2020
Net sales
Seating	$3,608.2	75.8%	$1,754.9	71.8%	$7,604.2	75.2%	$5,121.5	74.2%
E-Systems	1,152.5	24.2	689.6	28.2	2,510.9	24.8	1,780.7	25.8
Net sales	4,760.7	100.0	2,444.5	100.0	10,115.1	100.0	6,902.2	100.0
Cost of sales	4,359.3	91.6	2,571.9	105.2	9,220.9	91.2	6,695.4	97.0
Gross profit (loss)	401.4	8.4	(127.4)	(5.2)	894.2	8.8	206.8	3.0
Selling, general and administrative expenses	170.8	3.6	150.9	6.2	339.7	3.4	294.6	4.3
Amortization of intangible assets	25.1	0.5	16.0	0.6	41.6	0.4	33.1	0.5
Interest expense	22.3	0.5	27.2	1.1	44.6	0.4	51.6	0.7
Other (income) expense, net	(46.1)	(1.0)	(3.2)	(0.1)	(39.8)	(0.4)	37.3	0.5
Provision (benefit) for income taxes	39.3	0.8	(41.0)	(1.7)	98.2	1.0	(14.5)	(0.2)
Equity in net income of affiliates	(4.9)	(0.1)	(7.8)	(0.3)	(10.8)	(0.1)	(9.4)	(0.1)
Net income attributable to noncontrolling interests	19.7	0.4	24.4	1.0	41.8	0.4	31.6	0.5
Net income (loss) attributable to Lear	$175.2	3.7%	$(293.9)	(12.0)%	$378.9	3.7%	$(217.5)	(3.2)%
Three Months Ended July 3, 2021 vs. Three Months Ended July 4, 2020
Net sales in the second quarter of 2021 were $4.8 billion, as compared to $2.4 billion in the second quarter of 2020, an increase of $2.3 billion or 95%. Higher production volumes on Lear platforms globally increased net sales by $1.8 billion, largely due to the COVID-19-related production shutdowns in the second quarter of 2020. Net sales also benefited by $0.4 billion as a result of foreign exchange rate fluctuations and the impact of new business in North America and Europe.

(in millions)	Cost of Sales
Second quarter 2020	$2,571.9
Material cost	1,515.9
Labor and other	261.7
Depreciation	9.8
Second quarter 2021	$4,359.3
Cost of sales in the second quarter of 2021 was $4.4 billion, as compared to $2.6 billion in the second quarter of 2020. Higher production volumes on Lear platforms globally increased cost of sales, largely due to the COVID-19-related production shutdowns in the second quarter of 2020. Cost of sales also increased as a result of foreign exchange rate fluctuations and the impact of new business in North America and Europe.
Gross profit (loss) and gross margin were $401 million and 8.4% of net sales, respectively, in the second quarter of 2021, as compared to ($127) million and (5.2)% of net sales, respectively, in the second quarter of 2020. Higher production volumes on Lear platforms, largely due to the COVID-19-related production shutdowns in the second quarter of 2020, and the impact of new business increased gross profit by $396 million. Favorable operating performance, including the benefit of operational restructuring actions, was partially offset by the impact of selling price reductions and increased commodity costs. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $171 million in the second quarter of 2021, as compared to $151 million in the second quarter of 2020, primarily reflecting increases in engineering costs to support our sales backlog and compensation-related costs reflecting our 2020 salary reduction and deferral actions. These increases were partially offset by a decrease in restructuring costs. As a percentage of net sales, selling, general and administrative expenses were 3.6% in the second quarter of 2021, as compared to 6.2% in the second quarter of 2020.

LEAR CORPORATION
Amortization of intangible assets was $25 million, including an impairment charge of $9 million, in the second quarter of 2021, as compared to $16 million in the second quarter of 2020.
Interest expense was $22 million in the second quarter of 2021, as compared to $27 million in the second quarter of 2020.
Other income, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, losses on the extinguishment of debt, gains and losses on the disposal of fixed assets, gains and losses on the consolidation and deconsolidation of affiliates, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was $46 million in the second quarter of 2021, as compared to $3 million in the second quarter of 2020. In the second quarter of 2021, we recognized a gain of $47 million related to a favorable indirect tax ruling in a foreign jurisdiction and a loss of $1 million related to the impairment of an affiliate.
In the second quarter of 2021, the provision for income taxes was $39 million, representing an effective tax rate of 17.1% on pretax income before equity in net income of affiliates of $229 million. In the second quarter of 2020, the benefit for income taxes was $41 million, representing an effective tax rate of 12.9% on pretax losses before equity in net income of affiliates of $318 million, for the reasons described below. In the second quarter of 2021, we measured our tax expense based on the estimated annual effective rate. In the second quarter of 2020, we measured our tax expense based on the discrete effective tax rate method, as allowed by Accounting Standards Codification ("ASC") 740, "Income Taxes." For further information, see Note 13 "Income Taxes," to the condensed consolidated financial statements included in this Report.
In the second quarters of 2021 and 2020, the provision (benefit) for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In the second quarter of 2021, we recognized net tax benefits of $21 million related to the release of a valuation allowance on deferred tax assets of a foreign subsidiary, the release of tax reserves at several foreign subsidiaries, restructuring charges and various other items, offset by tax expense of $16 million related to a favorable indirect tax ruling in a foreign jurisdiction. In the second quarter of 2020, we recognized tax expense of $23 million related to the establishment of a valuation allowance on deferred tax assets of a foreign subsidiary and net tax benefits of $21 million related to restructuring charges and various other items. The benefit for income taxes in the second quarter of 2020 includes a tax benefit of $28 million related to changes in the U.S. net operating loss carryback rules provided under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which include the positive and negative tax rate impact of various U.S. permanent and temporary differences, including the negative tax rate impact from the inclusion of foreign branch income. Excluding these items, the effective tax rate for the second quarters of 2021 and 2020 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $5 million in the second quarter of 2021, as compared to $8 million in the second quarter of 2020.
Net income (loss) attributable to Lear was $175 million, or $2.89 per diluted share, in the second quarter of 2021, as compared to ($294) million, or ($4.89) per diluted share, in the second quarter of 2020. Net income and diluted net income per share increased for the reasons described above.
Reportable Operating Segments
We have two reportable operating segments: Seating and E-Systems. For a description of our reportable operating segments, see "Executive Overview" above.
The financial information presented below is for our two reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment. Corporate and regional headquarters costs include various support functions, such as information technology, advanced research and development, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s pretax income (loss) before equity in net income of affiliates, interest expense and other (income) expense, net ("segment earnings") and segment earnings divided by net sales ("margin") are not measures of performance under accounting principles generally accepted in the United States ("GAAP"). Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income (loss) attributable to Lear, net cash provided by (used in) operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies.
For a reconciliation of consolidated segment earnings to consolidated income (loss) before provision (benefit) for income taxes and equity in net income of affiliates, see Note 17, "Segment Reporting," to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION
Seating
A summary of the financial measures for our Seating segment is shown below (dollar amounts in millions):

	Three Months Ended
	July 3, 2021	July 4, 2020
Net sales	$3,608.2	$1,754.9
Segment earnings (1)	252.2	(116.4)
Margin	7.0%	(6.6)%
(1) See definition above
Seating net sales were $3.6 billion in the second quarter of 2021, as compared to $1.8 billion in the second quarter of 2020, reflecting an increase of $1.9 billion or 106%. Higher production volumes on Lear platforms increased net sales by $1.5 billion, largely due to the COVID-19-related production shutdowns in the second quarter of 2020. Net sales also benefited by $0.3 billion as a result of foreign exchange rate fluctuations and the impact of new business.
Segment earnings, including restructuring costs, and the related margin on net sales were $252 million and 7.0% in the second quarter of 2021, as compared to ($116) million and (6.6)% in the second quarter of 2020. Higher production volumes on Lear platforms increased segment earnings by $302 million, largely due to the COVID-19-related production shutdowns in the second quarter of 2020. Favorable operating performance, including the benefit of operational restructuring actions, was partially offset by the impact of selling price reductions and increased commodity costs.
E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Three Months Ended
	July 3, 2021	July 4, 2020
Net sales	$1,152.5	$689.6
Segment earnings(1)	26.6	(113.4)
Margin	2.3%	(16.4)%
(1) See definition above
E-Systems net sales were $1.2 billion in the second quarter of 2021, as compared to $0.7 billion in the second quarter of 2020, an increase of $0.5 billion or 67%. Higher production volumes on Lear platforms, largely due to the COVID-19-related production shutdowns in the second quarter of 2020, and the impact of new business increased net sales by $0.2 billion and $0.1 billion, respectively. Net sales also benefited by $0.1 billion as a result of foreign exchange rate fluctuations.
Segment earnings, including restructuring costs, and the related margin on net sales were $27 million and 2.3% in the second quarter of 2021, as compared to ($113) million and (16.4)% in the second quarter of 2020. Higher production volumes on Lear platforms, largely due to the COVID-19-related production shutdowns in the second quarter of 2020, and the impact of new business increased segment earnings by $82 million. Improved operating performance and lower restructuring costs were partially offset by the impact of selling price reductions.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three Months Ended
	July 3, 2021	July 4, 2020
Net sales	$—	$—
Segment earnings (1)	(73.3)	(64.5)
Margin	N/A	N/A
(1) See definition above

LEAR CORPORATION
Segment earnings related to our other category were ($73) million in the second quarter of 2021, as compared to ($65) million in the second quarter of 2020, primarily reflecting an increase in compensation-related costs related to our 2020 salary reduction and deferral actions, as well as 2020 reductions in discretionary spending.
Six Months Ended July 3, 2021 vs. Six Months Ended July 4, 2020
Net sales for the six months ended July 3, 2021 were $10.1 billion, as compared to $6.9 billion for the six months ended July 4, 2020, an increase of $3.2 billion or 47%. Higher production volumes on Lear platforms globally increased net sales by $2.3 billion, largely due to the COVID-19-related production shutdowns in the first half of 2020. Net sales also benefited by $0.8 billion as a result of foreign exchange rate fluctuations and the impact of new business in Europe and North America.

(in millions)	Cost of Sales
First six months of 2020	$6,695.4
Material cost	2,129.1
Labor and other	375.9
Depreciation	20.5
First six months of 2021	$9,220.9
Cost of sales in the first six months of 2021 was $9.2 billion, as compared to $6.7 billion in the first six months of 2020. Higher production volumes on Lear platforms globally increased cost of sales, largely due to the COVID-19-related production shutdowns in the first half of 2020. Cost of sales also increased as a result of foreign exchange rate fluctuations and the impact of new business in Europe and North America.
Gross profit and gross margin were $894 million and 8.8% of net sales, respectively, for the six months ended July 3, 2021, as compared to $207 million and 3.0% of net sales, respectively, for the six months ended July 4, 2020. Higher production volumes on Lear platforms, largely due to the COVID-19-related production shutdowns in the first half of 2020, and the impact of new business increased gross profit by $521 million. Favorable operating performance, including the benefit of operational restructuring actions, was partially offset by the impact of selling price reductions and increased commodity costs. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $340 million in the first six months of 2021, as compared to $295 million in the first six months of 2020, primarily reflecting increases in engineering costs to support our sales backlog and compensation-related costs reflecting our 2020 salary reduction and deferral actions. These increases were partially offset by a decrease in restructuring costs. As a percentage of net sales, selling, general and administrative expenses were 3.4% in the first six months of 2021, as compared to 4.3% in the first six months of 2020.
Amortization of intangible assets was $42 million in the first six months of 2021, including an impairment charge of $9 million, as compared to $33 million in the first six months of 2020.
Interest expense was $45 million in the first six months of 2021, as compared to $52 million in the first six months of 2020.
Other (income) expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, losses on the extinguishment of debt, gains and losses on the disposal of fixed assets, gains and losses on the consolidation and deconsolidation of affiliates, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was income of $40 million in the six months ended July 3, 2021, as compared to expense of $37 million in the six months ended July 4, 2020. In the first six months of 2021, we recognized a gain of $47 million related to a favorable indirect tax ruling in a foreign jurisdiction and a loss of $1 million related to the impairment of an affiliate. In the first six months of 2020, we recognized a loss of $21 million on extinguishment of debt.
For the six months ended July 3, 2021, the provision for income taxes was $98 million, representing an effective tax rate of 19.3% on pretax income before equity in net income of affiliates of $508 million. For the six months ended July 4, 2020, the benefit for income taxes was $15 million, representing an effective tax rate of 6.9% on pretax losses before equity in net income of affiliates of $210 million, for reasons described below. In the first six months of 2021, we measured our tax expense based on the estimated annual effective rate. In the first six months of 2020, we measured our tax expense based on the discrete effective tax rate method, as allowed by ASC 740, "Income Taxes." For further information, see Note 13 "Income Taxes," to the condensed consolidated financial statements included in this Report.
In the first six months of 2021 and 2020, the provision and benefit for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In the first six months of 2021, we recognized tax benefits of $27 million related to the release of valuation allowances on deferred tax assets of foreign subsidiaries, the release of tax reserves at several foreign

LEAR CORPORATION
subsidiaries, restructuring charges and various other items, offset by tax expense of $16 million related to a favorable indirect tax ruling in a foreign jurisdiction. In the first six months of 2020, we recognized tax expense of $22 million related to the net increase of valuation allowances on deferred tax assets of foreign subsidiaries and net tax benefits of $31 million related to a loss on the extinguishment of debt, restructuring charges and various other items. The benefit for income taxes in the first six months of 2020 includes a tax benefit of $28 million related to changes in the U.S. net operating loss carryback rules provided under the CARES Act, which include the positive and negative tax rate impact of various U.S. permanent and temporary differences, including the negative tax rate impact from the inclusion of foreign branch income. Excluding these items, the effective tax rate for the second quarters of 2021 and 2020 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $11 million in the first six months of 2021, as compared to $9 million in the first six months of 2020.
Net income (loss) attributable to Lear was $379 million, or $6.25 per diluted share, for the six months ended July 3, 2021, as compared to ($218) million, or ($3.61) per diluted share, for the six months ended July 4, 2020. Net income and diluted net income per share increased for the reasons described above.
Reportable Operating Segments
We have two reportable operating segments: Seating and E-Systems. For a description of our reportable operating segments, see "Executive Overview" and "Three Months Ended July 3, 2021 vs. Three Months Ended July 4, 2020 — Reportable Operating Segments" above.
Seating
A summary of the financial measures for our Seating segment is shown below (dollar amounts in millions):

	Six Months Ended
	July 3, 2021	July 4, 2020
Net sales	$7,604.2	$5,121.5
Segment earnings (1)	544.2	69.7
Margin	7.2%	1.4%
(1) See definition above
Seating net sales were $7.6 billion for the six months ended July 3, 2021, as compared to $5.1 billion for the six months ended July 4, 2020, an increase of $2.5 billion or 48%. Higher production volumes on Lear platforms increased net sales by $2.0 billion, largely due to the COVID-19-related production shutdowns in the first half of 2020. Net sales also benefited by $0.4 billion as a result of foreign exchange rate fluctuations and the impact of new business.
Segment earnings, including restructuring costs, and the related margin on net sales were $544 million and 7.2% for the six months ended July 3, 2021, as compared to $70 million and 1.4% for the six months ended July 4, 2020. Higher production volumes on Lear platforms increased segment earnings by $391 million, largely due to the COVID-19-related production shutdowns in the first half of 2020. Favorable operating performance, including the benefit of operational restructuring actions, was partially offset by the impact of selling price reductions and increased commodity costs.
E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Six Months Ended
	July 3, 2021	July 4, 2020
Net sales	$2,510.9	$1,780.7
Segment earnings (1)	115.9	(81.0)
Margin	4.6%	(4.5)%
(1) See definition above

LEAR CORPORATION
E-Systems net sales were $2.5 billion for the six months ended July 3, 2021, as compared to $1.8 billion for the six months ended July 4, 2020, an increase of $0.7 billion or 41%. Higher production volumes on Lear platforms, largely due to the COVID-19-related production shutdowns in the first half of 2020, and the impact of new business increased net sales by $0.3 billion and $0.2 billion, respectively. Net sales also benefited by $0.1 billion as a result of foreign exchange rate fluctuations.
Segment earnings, including restructuring costs, and the related margin on net sales were $116 million and 4.6% for the six months ended July 3, 2021, as compared to ($81) million and (4.5)% for the six months ended July 4, 2020. Higher production volumes on Lear platforms, largely due to the COVID-19-related production shutdowns in the first half of 2020, and the impact of new business increased segment earnings by $113 million. Improved operating performance and lower restructuring costs were partially offset by the impact of selling price reductions.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Six Months Ended
	July 3, 2021	July 4, 2020
Net sales	$—	$—
Segment earnings(1)	(147.2)	(109.6)
Margin	N/A	N/A
(1) See definition above
Segment earnings related to our other category were ($147) million in the first six months of 2021, as compared to ($110) million in the first six months of 2020, primarily reflecting an increase in compensation-related costs related to our 2020 salary reduction and deferral actions, as well as 2020 reductions in discretionary spending.
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
As of July 3, 2021 and December 31, 2020, cash and cash equivalents of $703 million and $780 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans and the payment of dividends, without creating additional income tax expense. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear.
For further information related to potential dividends from our non-U.S. subsidiaries, see Note 9, "Income Taxes," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Adequacy of Liquidity Sources
As of July 3, 2021, we had $1.4 billion of cash and cash equivalents on hand and $1.75 billion in available borrowing capacity under our revolving credit facility. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs for the foreseeable future and to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly dividends and repurchase shares of our common stock pursuant to our authorized common stock share repurchase program, although such actions are at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, prevailing market conditions, alternative uses of capital and other factors that our Board of Directors may consider at its discretion.
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

LEAR CORPORATION
For further discussion of the risks and uncertainties affecting our cash flows from operations and our overall liquidity, see "— Executive Overview" above, "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented and updated by Part II — Item 1A, "Risk Factors," in this Report.
Cash Flows
A summary of net cash provided by (used in) operating activities is shown below (in millions):

	Six Months Ended
	July 3, 2021	July 4, 2020	Increase (Decrease) in Operating Cash Flow
Consolidated net income and depreciation and amortization	$712	$75	$637
Net change in working capital items:
Accounts receivable	284	557	(273)
Inventory	(200)	(12)	(188)
Accounts payable	(233)	(867)	634
Accrued liabilities and other	13	(37)	50
Net change in working capital items	(136)	(359)	223
Other	(68)	(18)	(50)
Net cash provided by (used in) operating activities	$508	$(302)	$810
In the first six months of 2021 and 2020, net cash provided by (used in) operating activities was $508 million and ($302) million, respectively. The overall increase in operating cash flows of $810 million was primarily due to higher earnings in 2021, as well as a smaller increase in working capital during first six months of 2021, as compared to the first six months of 2020, which was significantly impacted by the COVID-19 pandemic.
Net cash used in investing activities was $283 million in the first six months of 2021, as compared to $176 million in the first six months of 2020. Capital spending was $253 million in the first six months of 2021, as compared to $195 million in the first six months of 2020. Capital spending is estimated to be approximately $625 million in 2021.
Net cash used in financing activities was $132 million in the first six months of 2021, as compared to net cash provided by financing activities of $801 million in the first six months of 2020. In the first six months of 2021, we paid $29 million for repurchases of our common stock, $31 million of dividends to Lear stockholders and $53 million of dividends to noncontrolling interest holders. In the first six months of 2020, we borrowed $1.0 billion under our revolving credit facility as a proactive measure in response to the COVID-19 pandemic. Also, in 2020, we received net proceeds of $669 million related to the issuance of 3.5% senior notes due 2030 and additional 5.25% senior notes due 2049 and paid $6 million of related issuance costs and $667 million related to the redemption of our outstanding 5.25% senior notes due 2025. In 2020, we paid $70 million for repurchases of our common stock, $48 million of dividends to Lear stockholders and $43 million of dividends to noncontrolling interest holders.
Capitalization
For information related to our senior notes and credit agreement, see Note 8, "Debt," to the condensed consolidated financial statements included in this Report and Note 7, "Debt," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
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

LEAR CORPORATION
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
A summary of the notional amount and estimated aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

	July 3, 2021	December 31, 2020
Notional amount (contract maturities < 24 months)	$3,076	$2,494
Fair value	58	48
Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Chinese renminbi, the Japanese yen, the Thai baht, the Brazilian real and the Honduran lempira.
A sensitivity analysis of our net transactional exposure is shown below (in millions):

		Potential Earnings Benefit (Adverse Earnings Impact)
	Hypothetical Strengthening % (1)	July 3, 2021	December 31, 2020
U.S. dollar	10%	$10	$23
Euro	10%	(5)	(4)
(1) Relative to all other currencies to which it is exposed for a twelve-month period
A sensitivity analysis related to the aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

		Estimated Change in Fair Value
	Hypothetical Change % (2)	July 3, 2021	December 31, 2020
U.S. dollar	10%	$74	$80
Euro	10%	49	59
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
OTHER MATTERS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of July 3, 2021, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $17 million. In addition, as of July 3, 2021, we had recorded reserves for product liability claims and environmental matters of $43 million and $9 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2020. For a more complete description of our outstanding material legal proceedings, see Note 16, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.
Significant Accounting Policies and Critical Accounting Estimates
Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates," and Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first six months of 2021.
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
•the impact of the ongoing COVID-19 pandemic on our business and the global economy;
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
(b)Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended July 3, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, and our Quarterly Report on Form 10-Q for the quarter ended April 3, 2021.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As discussed in Part I — Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Share Repurchase Program and Quarterly Cash Dividends," and Note 15, "Comprehensive Income (Loss) and Equity," to the condensed consolidated financial statements included in this Report, in March 2020, as a proactive measure in response to the COVID-19 pandemic, we suspended our share repurchases. Share repurchases were reinstated in the second quarter of 2021.
A summary of the shares of our common stock repurchased during the quarter ended July 3, 2021, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
April 4, 2021 through May 1, 2021	—	—	—	$1,430.0
May 2, 2021 through May 29, 2021	53,083	$186.90	53,083	1,420.1
May 30, 2021 through July 3, 2021	116,731	$182.04	116,731	1,398.8
Total	169,814	$183.56	169,814	$1,398.8

LEAR CORPORATION
ITEM 6 — EXHIBITS
Exhibit Index

	Exhibit Number	Exhibit Name
*	31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
*	31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
*	32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	101.INS	XBRL Instance Document
***	101.SCH	XBRL Taxonomy Extension Schema Document.
***	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
***	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
***	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
***	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
**	104	Cover Page Interactive Data File

*	Filed herewith.
**	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
***	Submitted electronically with the Report.

LEAR CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated:	August 6, 2021	By:	/s/ Raymond E. Scott
Raymond E. Scott
President and Chief Executive Officer

		By:	/s/ Jason M. Cardew
Jason M. Cardew
Senior Vice President and Chief Financial Officer