Form 10-Q
period 2021-10-02
LEAR CORP
filed 2021-11-02
CIK 842162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2021.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 29, 2021, the number of shares outstanding of the registrant’s common stock was 59,616,561 shares.

LEAR CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 2, 2021

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

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	October 2, 2021(1)	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,099.1	$1,306.7
Accounts receivable	2,865.1	3,269.2
Inventories	1,766.0	1,401.1
Other	863.8	799.7
Total current assets	6,594.0	6,776.7
LONG-TERM ASSETS:
Property, plant and equipment, net	2,696.3	2,736.2
Goodwill	1,660.4	1,655.8
Other	2,095.3	2,029.9
Total long-term assets	6,452.0	6,421.9
Total assets	$13,046.0	$13,198.6

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and drafts	$2,870.0	$3,141.6
Accrued liabilities	1,875.5	1,920.9
Current portion of long-term debt	206.0	14.2
Total current liabilities	4,951.5	5,076.7
LONG-TERM LIABILITIES:
Long-term debt	2,095.8	2,300.3
Other	1,241.2	1,206.7
Total long-term liabilities	3,337.0	3,507.0

EQUITY:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 64,571,405 shares issued as of October 2, 2021 and December 31, 2020	0.6	0.6
Additional paid-in capital	1,006.9	963.6
Common stock held in treasury, 4,957,867 and 4,519,891 shares as of October 2, 2021 and December 31, 2020, respectively, at cost	(680.6)	(598.6)
Retained earnings	5,098.1	4,806.8
Accumulated other comprehensive loss	(802.6)	(705.1)
Lear Corporation stockholders’ equity	4,622.4	4,467.3
Noncontrolling interests	135.1	147.6
Equity	4,757.5	4,614.9
Total liabilities and equity	$13,046.0	$13,198.6
 (1)     Unaudited.
The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Net sales	$4,268.2	$4,900.1	$14,383.3	$11,802.3

Cost of sales	4,041.5	4,457.3	13,262.4	11,152.7
Selling, general and administrative expenses	163.3	147.7	503.0	442.3
Amortization of intangible assets	15.8	16.3	57.4	49.4
Interest expense	22.6	26.5	67.2	78.1
Other (income) expense, net	11.1	17.1	(28.7)	54.4
Consolidated income before provision for income taxes and equity in net (income) loss of affiliates	13.9	235.2	522.0	25.4
Provision for income taxes	20.9	44.6	119.1	30.1
Equity in net (income) loss of affiliates	1.7	(6.5)	(9.1)	(15.9)
Consolidated net income (loss)	(8.7)	197.1	412.0	11.2
Less: Net income attributable to noncontrolling interests	17.8	22.7	59.6	54.3
Net income (loss) attributable to Lear	$(26.5)	$174.4	$352.4	$(43.1)

Basic net income (loss) per share available to Lear common stockholders (Note 14)	$(0.44)	$2.90	$5.86	$(0.72)

Diluted net income (loss) per share available to Lear common stockholders (Note 14)	$(0.44)	$2.89	$5.83	$(0.72)

Cash dividends declared per share	$0.50	$—	$1.00	$0.77

Average common shares outstanding	59,906,531	60,159,356	60,171,402	60,260,886

Average diluted shares outstanding	59,906,531	60,330,941	60,463,401	60,260,886

Consolidated comprehensive income (loss) (Condensed Consolidated Statements of Equity)	$(83.0)	$290.7	$315.8	$(49.2)
Less: Comprehensive income attributable to noncontrolling interests	18.3	33.0	60.9	60.9
Comprehensive income (loss) attributable to Lear	$(101.3)	$257.7	$254.9	$(110.1)
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended October 2, 2021
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at July 3, 2021	$0.6	$973.6	$(618.6)	$5,155.1	$(727.8)	$4,782.9
Comprehensive income (loss):
Net income (loss)	—	—	—	(26.5)	—	(26.5)
Other comprehensive income (loss)	—	—	—	—	(74.8)	(74.8)
Total comprehensive income (loss)	—	—	—	(26.5)	(74.8)	(101.3)
Stock-based compensation	—	15.6	—	—	—	15.6
Net issuance of 55,882 shares held in treasury in settlement of stock-based compensation	—	(10.9)	7.1	—	—	(3.8)
Repurchase of 419,903 shares of common stock at average price of $164.56 per share	—	—	(69.1)	—	—	(69.1)
Dividends declared to Lear Corporation stockholders	—	—	—	(30.5)	—	(30.5)
Dividends declared to noncontrolling interest holders	—	—	—	—	—	—
Affiliate transaction	—	28.6	—	—	—	28.6
Balance at October 2, 2021	$0.6	$1,006.9	$(680.6)	$5,098.1	$(802.6)	$4,622.4

	Nine Months Ended October 2, 2021
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at January 1, 2021	$0.6	$963.6	$(598.6)	$4,806.8	$(705.1)	$4,467.3
Comprehensive income (loss):
Net income	—	—	—	352.4	—	352.4
Other comprehensive income (loss)	—	—	—	—	(97.5)	(97.5)
Total comprehensive income (loss)	—	—	—	352.4	(97.5)	254.9
Stock-based compensation	—	45.5	—	—	—	45.5
Net issuance of 151,741 shares held in treasury in settlement of stock-based compensation	—	(30.8)	18.3	—	—	(12.5)
Repurchase of 589,717 shares of common stock at average price of $170.03 per share	—	—	(100.3)	—	—	(100.3)
Dividends declared to Lear Corporation stockholders	—	—	—	(61.1)	—	(61.1)
Dividends declared to noncontrolling interest holders	—	—	—	—	—	—
Affiliate transaction	—	28.6	—	—	—	28.6
Balance at October 2, 2021	$0.6	$1,006.9	$(680.6)	$5,098.1	$(802.6)	$4,622.4
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
(Unaudited; in millions, except share and per share data)

	Three Months Ended October 2, 2021
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity
Balance at July 3, 2021	$4,782.9	$109.2	$4,892.1
Comprehensive income (loss):
Net income (loss)	(26.5)	17.8	(8.7)
Other comprehensive income (loss)	(74.8)	0.5	(74.3)
Total comprehensive income (loss)	(101.3)	18.3	(83.0)
Stock-based compensation	15.6	—	15.6
Net issuance of 55,882 shares held in treasury in settlement of stock-based compensation	(3.8)	—	(3.8)
Repurchase of 419,903 shares of common stock at average price of $164.56 per share	(69.1)	—	(69.1)
Dividends declared to Lear Corporation stockholders	(30.5)	—	(30.5)
Dividends declared to noncontrolling interest holders	—	—	—
Affiliate transaction	28.6	7.6	36.2
Balance at October 2, 2021	$4,622.4	$135.1	$4,757.5

	Nine Months Ended October 2, 2021
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity
Balance at January 1, 2021	$4,467.3	$147.6	$4,614.9
Comprehensive income (loss):
Net income	352.4	59.6	412.0
Other comprehensive income (loss)	(97.5)	1.3	(96.2)
Total comprehensive income (loss)	254.9	60.9	315.8
Stock-based compensation	45.5	—	45.5
Net issuance of 151,741 shares held in treasury in settlement of stock-based compensation	(12.5)	—	(12.5)
Repurchase of 589,717 shares of common stock at average price of $170.03 per share	(100.3)	—	(100.3)
Dividends declared to Lear Corporation stockholders	(61.1)	—	(61.1)
Dividends declared to noncontrolling interest holders	—	(81.0)	(81.0)
Affiliate transaction	28.6	7.6	36.2
Balance at October 2, 2021	$4,622.4	$135.1	$4,757.5
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
(Unaudited; in millions, except share and per share data)

	Three Months Ended October 3, 2020
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at July 4, 2020	$0.6	$955.6	$(612.6)	$4,447.1	$(923.0)	$3,867.7
Comprehensive income:
Net income	—	—	—	174.4	—	174.4
Other comprehensive income	—	—	—	—	83.3	83.3
Total comprehensive income	—	—	—	174.4	83.3	257.7
Stock-based compensation	—	9.1	—	—	—	9.1
Net issuance of 45,531 shares held in treasury in settlement of stock-based compensation	—	(7.2)	6.3	(0.8)	—	(1.7)
Dividends declared to noncontrolling interest holders	—	—	—	—	—	—
Balance at October 3, 2020	$0.6	$957.5	$(606.3)	$4,620.7	$(839.7)	$4,132.8

	Nine Months Ended October 3, 2020
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at January 1, 2020	$0.6	$969.1	$(563.1)	$4,715.8	$(772.7)	$4,349.7
Comprehensive income (loss):
Net income (loss)	—	—	—	(43.1)	—	(43.1)
Other comprehensive income ( loss)	—	—	—	—	(67.0)	(67.0)
Total comprehensive income (loss)	—	—	—	(43.1)	(67.0)	(110.1)
Adoption of accounting standard update 2016-13	—	—	—	(0.8)	—	(0.8)
Stock-based compensation	—	25.5	—	—	—	25.5
Net issuance of 190,978 shares held in treasury in settlement of stock-based compensation	—	(37.1)	26.8	(3.3)	—	(13.6)
Repurchase of 641,149 shares of common stock at average price of $109.22 per share	—	—	(70.0)	—	—	(70.0)
Dividends declared to Lear Corporation stockholders	—	—	—	(46.8)	—	(46.8)
Dividends declared to noncontrolling interest holders	—	—	—	—	—	—
Redeemable noncontrolling interest adjustment	—	—	—	(1.1)	—	(1.1)
Balance at October 3, 2020	$0.6	$957.5	$(606.3)	$4,620.7	$(839.7)	$4,132.8

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
(Unaudited; in millions, except share and per share data)

	Three Months Ended October 3, 2020
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity	Redeemable Non-controlling Interests
Balance at July 4, 2020	$3,867.7	$115.5	$3,983.2	$114.3
Comprehensive income:
Net income	174.4	22.4	196.8	0.3
Other comprehensive income	83.3	5.6	88.9	4.7
Total comprehensive income	257.7	28.0	285.7	5.0
Stock-based compensation	9.1	—	9.1	—
Net issuance of 45,531 shares held in treasury in settlement of stock-based compensation	(1.7)	—	(1.7)	—
Dividends declared to noncontrolling interest holders	—	(0.2)	(0.2)	—
Balance at October 3, 2020	$4,132.8	$143.3	$4,276.1	$119.3

	Nine Months Ended October 3, 2020
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity	Redeemable Non-controlling Interests
Balance at January 1, 2020	$4,349.7	$151.4	$4,501.1	$118.4
Comprehensive income (loss):
Net income (loss)	(43.1)	57.5	14.4	(3.2)
Other comprehensive income ( loss)	(67.0)	3.6	(63.4)	3.0
Total comprehensive income (loss)	(110.1)	61.1	(49.0)	(0.2)
Adoption of accounting standard update 2016-13	(0.8)	—	(0.8)	—
Stock-based compensation	25.5	—	25.5	—
Net issuance of 190,978 shares held in treasury in settlement of stock-based compensation	(13.6)	—	(13.6)	—
Repurchase of 641,149 shares of common stock at average price of $109.22 per share	(70.0)	—	(70.0)	—
Dividends declared to Lear Corporation stockholders	(46.8)	—	(46.8)	—
Dividends declared to noncontrolling interest holders	—	(69.2)	(69.2)	—
Redeemable noncontrolling interest adjustment	(1.1)	—	(1.1)	1.1
Balance at October 3, 2020	$4,132.8	$143.3	$4,276.1	$119.3

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended
	October 2, 2021	October 3, 2020
Cash Flows from Operating Activities:
Consolidated net income	$412.0	$11.2
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	431.4	397.1
Net change in recoverable customer engineering, development and tooling	(78.2)	(63.4)
Net change in working capital items (see below)	(329.7)	(138.1)
Loss on extinguishment of debt	—	21.1
Other, net	67.7	34.4
Net cash provided by operating activities	503.2	262.3
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(405.5)	(285.3)
Other, net	(72.3)	(11.8)
Net cash used in investing activities	(477.8)	(297.1)
Cash Flows from Financing Activities:
Term loan repayments	(14.1)	(9.4)
Revolving credit facility borrowings	—	1,000.0
Revolving credit facility repayments	—	(1,000.0)
Proceeds from the issuance of senior notes	—	669.1
Redemption of senior notes	—	(667.1)
Short-term repayments, net	—	(14.9)
Payment of debt issuance and other financing costs	—	(6.9)
Repurchase of common stock	(99.3)	(70.0)
Dividends paid to Lear Corporation stockholders	(60.7)	(52.0)
Dividends paid to noncontrolling interests	(81.1)	(45.8)
Other, net	23.2	(14.8)
Net cash used in financing activities	(232.0)	(211.8)
Effect of foreign currency translation	(5.8)	(5.6)
Net Change in Cash, Cash Equivalents and Restricted Cash	(212.4)	(252.2)
Cash, Cash Equivalents and Restricted Cash as of Beginning of Period	1,314.5	1,510.4
Cash, Cash Equivalents and Restricted Cash as of End of Period	$1,102.1	$1,258.2

Changes in Working Capital Items:
Accounts receivable	$356.3	$(416.9)
Inventories	(393.2)	(13.6)
Accounts payable	(225.1)	124.0
Accrued liabilities and other	(67.7)	168.4
Net change in working capital items	$(329.7)	$(138.1)

Supplementary Disclosure:
Cash paid for interest	$59.8	$83.7
Cash paid for income taxes, net of refunds received	$116.3	$85.3
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
The Company's annual financial results are reported on a calendar year basis, and quarterly interim results are reported using a thirteen week reporting calendar.
(2) Current Operating Environment
In 2020, unprecedented industry disruptions related to the COVID-19 pandemic, particularly in the first half of the year, impacted the Company's operations in every region of the world. Although industry production has improved in the first nine months of 2021 relative to 2020, production remains below recent historic levels, and third quarter 2021 production decreased as compared to the third quarter of 2020. This is largely due to the continuing impact of the COVID-19 pandemic in 2021, particularly through supply shortages. The most significant supply shortage relates to semiconductor chips, which is impacting global industry production and resulting in cancellations of planned production. In addition, the Company is experiencing increased costs related to labor shortages and inefficiencies and ongoing costs related to personal protective equipment, all of which are likely to continue for a period of time. Increases in certain commodity costs, as well as transportation and logistics costs, are also impacting, and will continue to impact, the Company's operating results for the foreseeable future. Further, a resurgence of the COVID-19 virus or its variants, including corresponding "stay at home" or similar government orders impacting industry production, could impact the Company's financial results.
The accompanying condensed consolidated financial statements reflect estimates and assumptions made by management as of October 2, 2021, and for the nine months then ended. Such estimates and assumptions affect, among other things, the Company's goodwill; long-lived asset and indefinite-lived intangible asset valuations; inventory valuations; valuations of deferred income taxes and income tax contingencies; and credit losses related to the Company's financial instruments. Events and circumstances arising after October 2, 2021, including those resulting from the impact of the COVID-19 pandemic, will be reflected in management's estimates and assumptions in future periods.
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
In the first nine months of 2021, the Company recorded charges of $78.0 million in connection with its restructuring actions. These charges consist of $52.3 million recorded as cost of sales and $25.7 million recorded as selling, general and administrative expenses. The restructuring charges consist of employee termination costs of $60.1 million, asset impairment charges of $8.1 million and contract termination costs of $0.1 million, as well as other related costs of $9.7 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Asset impairment charges relate to the disposal of buildings, leasehold improvements and/or machinery and equipment with carrying values of $1.0 million in excess of related estimated fair values and the impairment of right-of-use assets of $7.1 million.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The Company expects to incur approximately $37 million of additional restructuring costs related to activities initiated as of October 2, 2021, and expects that the components of such costs will be consistent with its historical experience. Any future restructuring actions will depend upon market conditions, customer actions and other factors.
A summary of 2021 activity is shown below (in millions):

	Accrual at January 1, 2021	2021	Utilization		Accrual at October 2, 2021
		Charges	Cash	Non-cash
Employee termination benefits	$134.8	$60.1	$(65.6)	$(5.1)	$124.2
Asset impairment charges	—	8.1	—	(8.1)	—
Contract termination costs	4.2	0.1	(0.8)	—	3.5
Other related costs	—	9.7	(9.7)	—	—
Total	$139.0	$78.0	$(76.1)	$(13.2)	$127.7
(4) Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.
A summary of inventories is shown below (in millions):

	October 2, 2021	December 31, 2020
Raw materials	$1,250.1	$1,051.6
Work-in-process	124.7	109.8
Finished goods	545.5	396.9
Reserves	(154.3)	(157.2)
Inventories	$1,766.0	$1,401.1
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
During the first nine months of 2021 and 2020, the Company capitalized $197.2 million and $111.1 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During the first nine months of 2021 and 2020, the Company also capitalized $115.1 million and $130.2 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the condensed consolidated balance sheets.
During the first nine months of 2021 and 2020, the Company collected $253.7 million and $184.5 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer E&D and tooling costs related to long-term supply agreements included in the accompanying condensed consolidated balance sheets is shown below (in millions):

	October 2, 2021	December 31, 2020
Current	$276.2	$212.0
Long-term	127.6	121.4
Recoverable customer E&D and tooling	$403.8	$333.4

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
A summary of property, plant and equipment is shown below (in millions):

	October 2, 2021	December 31, 2020
Land	$110.1	$114.1
Buildings and improvements	848.7	880.7
Machinery and equipment	4,445.6	4,339.2
Construction in progress	351.1	311.1
Total property, plant and equipment	5,755.5	5,645.1
Less – accumulated depreciation	(3,059.2)	(2,908.9)
Property, plant and equipment, net	$2,696.3	$2,736.2
Depreciation expense was $124.6 million and $120.0 million in the three months ended October 2, 2021 and October 3, 2020, respectively, and $374.0 million and $347.7 million in the nine months ended October 2, 2021 and October 3, 2020, respectively.
In the first nine months of 2021 and 2020, the Company recognized fixed asset impairment charges of $1.0 million and $12.5 million, respectively, in conjunction with its restructuring actions (Note 3, "Restructuring"). In the first nine months of 2021 and 2020, the Company recognized additional asset impairment charges of $2.0 million and $3.4 million, respectively.
Intangible Assets
Amortization expense was $15.8 million and $16.3 million in the three months ended October 2, 2021 and October 3, 2020, respectively, and $57.4 million and $49.4 million in the nine months ended October 2, 2021 and October 3, 2020, respectively.
In the first nine months of 2021, the Company recognized an impairment charge of $8.5 million related to certain intangible assets of its E-Systems segment resulting from a change in the intended use of the assets. The impairment charge is included in amortization of intangible assets in the accompanying condensed consolidated statement of comprehensive income (loss) for the nine months ended October 2, 2021.
Investment in Affiliates
On September 6, 2021, the Company acquired a 49% interest in Shenyang Jinbei Lear Auto Parts Co., Ltd. ("Shenyang Jinbei") for $41.3 million. The investment is accounted for under the equity method as the Company does not control Shenyang Jinbei but does have the ability to exercise significant influence over certain operating and financial policies of Shenyang Jinbei. The acquisition cost is classified within cash flows used in investing activities in the accompanying condensed consolidated statement of cash flows for the nine months ended October 2, 2021.
In the first nine months of 2021, the Company recognized an impairment charge of $1.0 million related to an affiliate.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(7) Goodwill
A summary of the changes in the carrying amount of goodwill, by operating segment, in the nine months ended October 2, 2021, is shown below (in millions):

	Seating	E-Systems	Total
Balance at January 1, 2021	$1,268.8	$387.0	$1,655.8
Foreign currency translation and other	(15.4)	20.0	4.6
Balance at October 2, 2021	$1,253.4	$407.0	$1,660.4
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
During the first and second quarters of 2021, an interim goodwill impairment analysis related to one of the Company’s reporting units within its Seating operating segment was performed. The results of the quantitative analysis indicated that the fair value of the reporting unit exceeded the related carrying value. The quantitative analysis reflected the Company’s best estimates of the COVID-19 pandemic’s ultimate impact on industry conditions, including consumer demand and economic recovery. As of October 2, 2021, the Company does not believe that any of its reporting units are at risk for impairment.
There was no impairment of goodwill in the first nine months of 2021 and 2020. The Company will, however, continue to assess the impact of significant industry and other events on its recorded goodwill.
(8) Debt
A summary of long-term debt, net of unamortized debt issuance costs and unamortized original issue premium (discount), and the related weighted average interest rates is shown below (in millions):

	October 2, 2021
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
Credit Agreement — Term Loan Facility	$206.3	$(0.4)	$—	$205.9	1.330%
3.8% Senior Notes due 2027 (the "2027 Notes")	750.0	(3.6)	(3.1)	743.3	3.885%
4.25% Senior Notes due 2029 (the "2029 Notes")	375.0	(2.4)	(0.9)	371.7	4.288%
3.5% Senior Notes due 2030 (the "2030 Notes")	350.0	(2.4)	(0.7)	346.9	3.525%
5.25% Senior Notes due 2049 (the "2049 Notes")	625.0	(6.1)	13.8	632.7	5.103%
Other	1.3	—	—	1.3	N/A
	$2,307.6	$(14.9)	$9.1	$2,301.8
Less — Current portion				(206.0)
Long-term debt				$2,095.8

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
As of October 2, 2021, the Company was in compliance with all covenants under the indentures governing the Notes.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
As of October 2, 2021 and December 31, 2020, there were $206.3 million and $220.3 million, respectively, of borrowings outstanding under the Term Loan Facility.
In March 2020, as a proactive measure in response to the COVID-19 pandemic, the Company borrowed $1.0 billion under the Revolving Credit Facility, which was repaid in full in September 2020. As of October 2, 2021 and December 31, 2020, there were no borrowings outstanding under the Revolving Credit Facility.
In the first nine months of 2021, the Company made required principal payments of $14.1 million under the Term Loan Facility.
Advances under the Revolving Credit Facility and the Term Loan Facility generally bear interest based on (i) the Eurocurrency Rate (as defined in the Credit Agreement) or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin, determined in accordance with a pricing grid. The ranges and rates as of October 2, 2021, are shown below (in percentages):

	Eurocurrency Rate			Base Rate
			Rate as of			Rate as of
	Minimum	Maximum	October 2, 2021	Minimum	Maximum	October 2, 2021
Revolving Credit Facility	1.00%	1.60%	1.10%	0.00%	0.60%	0.10%
Term Loan Facility	1.125%	1.90%	1.25%	0.125%	0.90%	0.25%
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
As of October 2, 2021, the Company was in compliance with all covenants under the Credit Agreement.
Subsequent Event
On October 28, 2021, the Company entered into an amended and restated unsecured credit agreement which increases available borrowings under the revolving credit facility to $2.0 billion and extends the maturity date to October 28, 2026. The amended and restated unsecured credit agreement maintains the Company's $250 million term loan facility maturing on August 8, 2022.
Other
As of October 2, 2021 and December 31, 2020, other long-term debt consists of amounts outstanding under a finance lease agreement.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(9) Leases
The Company has operating leases for production, office and warehouse facilities, manufacturing and office equipment and vehicles. Operating lease assets and obligations included in the accompanying condensed consolidated balance sheets are shown below (in millions):

	October 2, 2021	December 31, 2020
Right-of-use assets under operating leases:
Other long-term assets	$614.3	$540.3
Lease obligations under operating leases:
Accrued liabilities	$127.4	$116.3
Other long-term liabilities	508.4	438.9
	$635.8	$555.2
Maturities of lease obligations as of October 2, 2021, are shown below (in millions):

October 2, 2021
2021 (1)	$40.7
2022	137.5
2023	109.8
2024	92.7
2025	78.8
Thereafter	253.3
Total undiscounted cash flows	712.8
Less: Imputed interest	(77.0)
Lease obligations under operating leases	$635.8
(1) For the remaining three months
Cash flow information related to operating leases is shown below (in millions):

	Nine Months Ended
	October 2, 2021	October 3, 2020
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$200.0	$116.2
Operating cash flows:
Cash paid related to operating lease obligations	$121.7	$106.3

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Lease expense included in the accompanying condensed consolidated statements of comprehensive income (loss) is shown below (in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Operating lease expense	$40.7	$38.6	$119.6	$110.2
Short-term lease expense	5.0	3.3	13.6	11.3
Variable lease expense	1.7	2.2	6.1	5.9
Total lease expense	$47.4	$44.1	$139.3	$127.4
In the nine months ended October 2, 2021 and October 3, 2020, the Company recognized impairment charges of $7.1 million and $2.0 million, respectively, related to its right-of-use assets in conjunction with its restructuring actions.
The weighted average lease term and discount rate for operating leases are shown below:

October 2, 2021
Weighted average remaining lease term	Seven years
Weighted average discount rate	3.2%
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
Net Periodic Pension and Other Postretirement Benefit (Credit) Cost
The components of the Company’s net periodic pension benefit (credit) cost are shown below (in millions):

	Three Months Ended				Nine Months Ended
	October 2, 2021		October 3, 2020		October 2, 2021		October 3, 2020
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$1.2	$0.1	$1.2	$—	$3.9	$0.1	$3.6
Interest cost	3.7	2.6	4.1	3.1	10.9	7.9	12.3	9.2
Expected return on plan assets	(5.9)	(4.9)	(5.4)	(4.9)	(17.7)	(14.7)	(16.0)	(14.8)
Amortization of actuarial loss	1.0	1.5	0.6	1.2	2.9	4.6	1.7	3.5
Settlement loss	—	—	—	10.2	0.4	—	0.3	10.2
Net periodic benefit (credit) cost	$(1.2)	$0.4	$(0.6)	$10.8	$(3.5)	$1.7	$(1.6)	$11.7
In the three and nine months ended October 3, 2020, the Company recognized a pension benefit plan settlement loss of $10.2 million related to its restructuring actions.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The components of the Company’s net periodic other postretirement benefit cost are shown below (in millions):

	Three Months Ended				Nine Months Ended
	October 2, 2021		October 3, 2020		October 2, 2021		October 3, 2020
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Interest cost	$0.3	$0.1	$0.5	$0.2	$1.0	$0.5	$1.3	$0.6
Amortization of actuarial gain	(0.2)	—	(0.4)	—	(0.8)	—	(1.2)	—
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)	—
Net periodic benefit cost	$0.1	$0.1	$0.1	$0.2	$0.1	$0.5	$—	$0.6
Contributions
In the nine months ended October 2, 2021, employer contributions to the Company’s domestic and foreign defined benefit pension plans were $6.4 million. The Company expects contributions to its domestic and foreign defined benefit pension plans to be $5 million to $10 million in 2021.
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
Revenue is recognized at a point in time when control of the product is transferred to the customer under standard commercial terms, as the Company does not have an enforceable right to payment prior to such transfer. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for those products based on the annual purchase orders, annual price reductions and ongoing price adjustments. In the first nine months of 2021 and 2020, revenue recognized related to prior years represented approximately 1% of consolidated net sales. The Company's customers pay for products received in accordance with payment terms that are customary within the industry. The Company's contracts with its customers do not have significant financing components.
The Company records a contract liability for advances received from its customers. As of October 2, 2021 and December 31, 2020, there were no significant contract liabilities recorded. Further, in the first nine months of 2021 and 2020, there were no significant contract liabilities recognized in revenue.
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
A summary of the Company’s revenue by reportable operating segment and geography is shown below (in millions):

	Three Months Ended
	October 2, 2021			October 3, 2020
	Seating	E-Systems	Total	Seating	E-Systems	Total
North America	$1,457.0	$332.3	$1,789.3	$1,706.2	$333.5	$2,039.7
Europe and Africa	945.1	388.3	1,333.4	1,214.0	491.1	1,705.1
Asia	622.0	340.0	962.0	661.1	343.3	1,004.4
South America	142.1	41.4	183.5	110.3	40.6	150.9
	$3,166.2	$1,102.0	$4,268.2	$3,691.6	$1,208.5	$4,900.1

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Nine Months Ended
	October 2, 2021			October 3, 2020
	Seating	E-Systems	Total	Seating	E-Systems	Total
North America	$4,698.3	$959.2	$5,657.5	$3,894.7	$766.1	$4,660.8
Europe and Africa	3,645.8	1,491.6	5,137.4	3,000.1	1,281.2	4,281.3
Asia	2,003.4	1,041.3	3,044.7	1,676.4	845.2	2,521.6
South America	422.9	120.8	543.7	241.9	96.7	338.6
	$10,770.4	$3,612.9	$14,383.3	$8,813.1	$2,989.2	$11,802.3

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
A summary of other (income) expense, net is shown below (in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Other expense	$12.5	$20.3	$26.5	$61.2
Other income	(1.4)	(3.2)	(55.2)	(6.8)
Other (income) expense, net	$11.1	$17.1	$(28.7)	$54.4
In May 2021, the Brazilian Supreme Court ruled on certain matters, including the method of determining the amount of indirect tax credits that taxpayers are entitled to monetize in future periods. As a result of the ruling, other income includes a gain of $46.0 million in the nine months ended October 2, 2021.
In the three and nine months ended October 2, 2021, other expense includes net foreign currency transaction losses of $6.9 million and $13.6 million, respectively. In the nine months ended October 2, 2021, other expense also includes a loss of $1.0 million related to the impairment of an affiliate (Note 6, "Long-Lived Assets").
In the three and nine months ended October 3, 2020, other expense includes net foreign currency transaction losses of $5.5 million and $22.2 million, respectively, and a pension settlement loss of $10.2 million (Note 10, "Pension and Other Postretirement Benefit Plans"). In the nine months ended October 3, 2020, other expense also includes a loss of $21.1 million on the extinguishment of debt (Note 8, "Debt").
(13) Income Taxes
A summary of the provision for income taxes and the corresponding effective tax rate for the three and nine months ended October 2, 2021 and October 3, 2020, is shown below (in millions, except effective tax rates):

	Three Months Ended		Nine Months Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Provision for income taxes	$20.9	$44.6	$119.1	$30.1
Pretax income before equity in net (income) loss of affiliates	$13.9	$235.2	$522.0	$25.4
Effective tax rate	150.4%	19.0%	22.8%	118.5%

The Company’s provision for income taxes is impacted by the level and mix of earnings among tax jurisdictions. Pretax income before equity in net (income) loss of affiliates was $13.9 million in the third quarter of 2021, as compared to $235.2 million in the third quarter 2020. As a result of third quarter 2021 pretax losses in certain jurisdictions largely related to supply shortages,

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
an effective tax rate comparison between third quarter 2021 and third quarter 2020 is not meaningful. Pretax income before equity in net (income) loss of affiliates was $522.0 million in the first nine months of 2021, as compared to $25.4 million in the first nine months of 2020. As a result of COVID-related pretax losses in the first nine months of 2020 in certain jurisdictions, an effective tax rate comparison between the first nine months of 2021 and the first nine months of 2020 is not meaningful.
The Company's discrete tax benefit (expense) on significant items is shown below (in millions):

	Nine Months Ended
	October 2, 2021	October 3, 2020
Restructuring charges and various other items	$25.5	$20.7
Valuation allowances on deferred tax assets	(13.4)	(12.2)
Release of tax reserves	1.3	—
Favorable indirect tax ruling in a foreign jurisdiction	(9.2)	—
Research and development tax credits	—	5.0
	$4.2	$13.5
Excluding the items above, the effective tax rate for the first nine months of 2021 and 2020 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of information used to compute basic and diluted net income (loss) per share available to Lear common stockholders is shown below (in millions, except share and per share data):

	Three Months Ended		Nine Months Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Net income (loss) available to Lear	$(26.5)	$174.4	$352.4	$(43.1)

Average common shares outstanding	59,906,531	60,159,356	60,171,402	60,260,886
Dilutive effect of common stock equivalents	—	171,585	291,999	—
Average diluted shares outstanding	59,906,531	60,330,941	60,463,401	60,260,886

Basic net income (loss) per share available to Lear common stockholders	$(0.44)	$2.90	$5.86	$(0.72)

Diluted net income (loss) per share available to Lear common stockholders	$(0.44)	$2.89	$5.83	$(0.72)

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
Accumulated Other Comprehensive Loss
A summary of changes, net of tax, in accumulated other comprehensive loss for the three and nine months ended October 2, 2021, is shown below (in millions):

	Three Months Ended October 2, 2021	Nine Months Ended October 2, 2021
Defined benefit plans:
Balance at beginning of period	$(276.3)	$(276.9)
Reclassification adjustments (net of tax expense of $0.3 million and $1.0 million in the three and nine months ended October 2, 2021, respectively)	2.0	6.0
Other comprehensive income (loss) recognized during the period (net of tax impact of $— million in the three and nine months ended October 2, 2021)	2.5	(0.9)
Balance at end of period	$(271.8)	$(271.8)
Derivative instruments and hedging:
Balance at beginning of period	$20.2	$12.6
Reclassification adjustments (net of tax benefit of $3.6 million and $6.9 million in the three and nine months ended October 2, 2021, respectively)	(13.9)	(27.3)
Other comprehensive income (loss) recognized during the period (net of tax benefit (expense) of $3.5 million and ($1.7) million in the three and nine months ended October 2, 2021, respectively)	(14.3)	6.7
Balance at end of period	$(8.0)	$(8.0)
Foreign currency translation:
Balance at beginning of period	$(471.7)	$(440.8)
Other comprehensive loss recognized during the period (net of tax expense of $1.4 million and $2.9 million in the three and nine months ended October 2, 2021, respectively)	(51.1)	(82.0)
Balance at end of period	$(522.8)	$(522.8)

Total accumulated other comprehensive loss	$(802.6)	$(802.6)
In the three months ended October 2, 2021, foreign currency translation adjustments are primarily related to the weakening of the Euro and the Brazilian real relative to the U.S. dollar. In the nine months ended October 2, 2021, foreign currency translation adjustments are primarily related to the weakening of the Euro, and to a lesser extent, the Brazilian real, partially offset by the strengthening of the Chinese renminbi, relative to the U.S. dollar.
In the three and nine months ended October 2, 2021, foreign currency translation adjustments include pretax gains (losses) of $0.2 million and ($0.4) million, respectively, related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.

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
In the three months ended October 3, 2020, foreign currency translation adjustments are primarily related to the strengthening of the Euro and Chinese renminbi, partially offset by the weakening of the Brazilian real, relative to the U.S. dollar. In the nine months ended October 3, 2020, foreign currency translation adjustments are primarily related to the weakening of the Brazilian real, largely offset by the strengthening of the Euro and the Chinese renminbi, relative to the U.S. dollar.
In the three and nine months ended October 3, 2020, foreign currency translation adjustments include pretax gains (losses) of $0.5 million and ($0.5) million, respectively, related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The Company has a common stock share repurchase program (the "Repurchase Program") which permits the discretionary repurchase of its common stock. Since its inception in the first quarter of 2011, the Company's Board of Directors has authorized $6.1 billion in share repurchases under the Repurchase Program. The current authorization expires on December 31, 2022.
In March 2020, as a proactive measure in response to the COVID-19 pandemic, the Company suspended share repurchases under the Repurchase Program. Share repurchases were reinstated in the second quarter of 2021. Share repurchases since the reinstatement through October 2, 2021, are shown below (in millions except for shares and per share amounts):

Nine Months Ended				As of October 2, 2021
October 2, 2021 (1)
Aggregate Repurchases	Cash Paid for Repurchases	Number of Shares	Average Price per Share (2)	Remaining Purchase Authorization
$100.3	$99.3	589,717	$170.03	$1,329.7
(1) From reinstatement through October 2, 2021
(2) Excludes commissions
Since the inception of the Repurchase Program, the Company repurchased, in aggregate, $4.8 billion of its outstanding common stock, at an average price of $90.97 per share, excluding commissions and related fees.
In addition to shares repurchased under the Repurchase Program described above, the Company classifies shares withheld from the settlement of the Company’s restricted stock unit and performance share awards to cover tax withholding requirements as common stock held in treasury in the condensed consolidated balance sheets.
Quarterly Dividend
In March 2020, as a proactive measure in response to the COVID-19 pandemic, the Company suspended its quarterly cash dividend. Prior to the suspension, the Company’s Board of Directors declared a quarterly cash dividend of $0.77 per share of common stock. In the fourth quarter of 2020, the Company reinstated a quarterly cash dividend of $0.25 per share of common stock. The Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share of common stock in the first and second quarters of 2021 and a quarterly cash dividend of $0.50 per share of common stock in the third quarter of 2021.
Dividends declared and paid are shown below (in millions):

	Nine Months Ended
	October 2, 2021	October 3, 2020 (1)
Dividends declared	$61.1	$46.8
Dividends paid	60.7	52.0
(1) Prior to March 2020 suspension
Dividends payable on common shares to be distributed under the Company’s stock-based compensation program will be paid when such common shares are distributed.
Noncontrolling Interest
On September 6, 2021, the Company sold a 49% equity interest in its wholly owned consolidated subsidiary, Shenyang Lear Automotive Seating and Interior Systems Co., Ltd. ("Shenyang Lear"), for $36.2 million. The Company continues to control Shenyang Lear, and as a result, the operating results and cash flows of Shenyang Lear continue to be included in the Company's condensed consolidated financial statements.
Noncontrolling interest of $7.6 million was recorded in conjunction with the transaction. The difference between the consideration paid and the carrying value of the noncontrolling interest recorded is reflected in additional paid-in capital in the accompanying condensed consolidated balance sheet as of October 2, 2021.
The proceeds from the sale are classified within cash flows used in financing activities in the accompanying condensed consolidated statement of cash flows for the nine months ended October 2, 2021.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Redeemable Noncontrolling Interest
As of October 3, 2020, the accompanying condensed consolidated statements of equity include the Company's redeemable noncontrolling interest in Shanghai Lear STEC Automotive Parts Co., Ltd. ("STEC"). In accordance with GAAP, the Company records redeemable noncontrolling interests at the greater of (1) the initial carrying amount adjusted for the noncontrolling interest holder’s share of total comprehensive income or loss and dividends ("noncontrolling interest carrying value") or (2) the redemption value as of and based on conditions existing as of the reporting date. Required redeemable noncontrolling interest adjustments are recorded as an increase to redeemable noncontrolling interests, with an offsetting adjustment to retained earnings. In 2020, the noncontrolling interest holder in STEC exercised its option requiring the Company to purchase its redeemable noncontrolling interest. The transaction was completed in the fourth quarter of 2020.
(16) Legal and Other Contingencies
As of October 2, 2021 and December 31, 2020, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $17.5 million and $17.2 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.
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
A summary of the changes in reserves for product liability and warranty claims for the nine months ended October 2, 2021, is shown below (in millions):

Balance at January 1, 2021	$48.7
Expense, net (including changes in estimates)	6.3
Settlements	(10.3)
Foreign currency translation and other	(1.1)
Balance at October 2, 2021	$43.6
Environmental Matters
The Company is subject to local, state, federal and foreign laws, regulations and ordinances which govern activities or operations that may have adverse environmental effects and which impose liability for clean-up costs resulting from past spills,

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
As of October 2, 2021 and December 31, 2020, the Company had recorded environmental reserves of $8.4 million and $8.9 million, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended October 2, 2021
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$3,166.2	$1,102.0	$—	$4,268.2
Segment earnings (1)	126.7	(7.5)	(71.6)	47.6
Depreciation and amortization	90.3	46.2	3.9	140.4
Capital expenditures	85.2	58.9	8.5	152.6
Total assets	7,405.4	3,597.3	2,043.3	13,046.0

	Three Months Ended October 3, 2020
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$3,691.6	$1,208.5	$—	$4,900.1
Segment earnings (1)	250.7	86.0	(57.9)	278.8
Depreciation and amortization	87.8	44.8	3.7	136.3
Capital expenditures	48.8	40.2	1.1	90.1
Total assets	7,574.2	3,232.4	2,088.1	12,894.7

	Nine Months Ended October 2, 2021
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$10,770.4	$3,612.9	$—	$14,383.3
Segment earnings (1)	670.9	108.4	(218.8)	560.5
Depreciation and amortization	270.8	149.1	11.5	431.4
Capital expenditures	231.7	153.9	19.9	405.5

	Nine Months Ended October 3, 2020
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$8,813.1	$2,989.2	$—	$11,802.3
Segment earnings (1)	320.4	5.0	(167.5)	157.9
Depreciation and amortization	255.1	130.5	11.5	397.1
Capital expenditures	162.0	119.0	4.3	285.3
(1) See definition above
For the three months ended October 2, 2021, segment earnings include restructuring charges of $15.2 million, $28.9 million and $1.3 million in the Seating and E-Systems segments and in the other category, respectively. For the nine months ended October 2, 2021, segment earnings include restructuring charges of $35.2 million, $37.3 million and $5.5 million in the Seating and E-Systems segments and in the other category, respectively. The Company expects to incur approximately $18 million and $19 million of additional restructuring costs in the Seating and E-Systems segments, respectively, related to activities initiated as of October 2, 2021, and expects that the components of such costs will be consistent with its historical experience.
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
For further information, see Note 3, "Restructuring."

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net (income) loss of affiliates is shown below (in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Segment earnings	$47.6	$278.8	$560.5	$157.9
Interest expense	22.6	26.5	67.2	78.1
Other (income) expense, net	11.1	17.1	(28.7)	54.4
Consolidated income before provision for income taxes and equity in net (income) loss of affiliates	$13.9	$235.2	$522.0	$25.4
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

	October 2, 2021	December 31, 2020
Estimated aggregate fair value (1)	$2,612.0	$2,633.3
Aggregate carrying value (1) (2)	2,306.3	2,320.3
(1) Includes Term Loan Facility and Notes (excludes "other" debt)
(2) Excludes the impact of unamortized debt issuance costs and unamortized original issue premium (discount)
Cash, Cash Equivalents and Restricted Cash
The Company has cash on deposit that is legally restricted as to use or withdrawal. A reconciliation of cash, cash equivalents and restricted cash included in the accompanying condensed consolidated balance sheets and the accompanying condensed consolidated statements of cash flows is shown below (in millions):

	October 2, 2021	October 3, 2020
Balance sheet:
Cash and cash equivalents	$1,099.1	$1,250.4
Restricted cash included in other current assets	1.4	5.1
Restricted cash included in other long-term assets	1.6	2.7
Statement of cash flows:
Cash, cash equivalents and restricted cash	$1,102.1	$1,258.2
Accounts Receivable
The Company’s allowance for credit losses on financial assets measured at amortized cost, primarily accounts receivable, reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. The Company also considers geographic and segment specific risk factors in the development of expected credit losses. As of October 2, 2021 and December 31, 2020, accounts receivable are reflected net of reserves of $33.3 million and $35.3 million, respectively. Changes in expected credit losses were not significant in the first nine months of 2021.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Marketable Equity Securities
Marketable equity securities, which the Company accounts for under the fair value option, are included in the accompanying condensed consolidated balance sheets as shown below (in millions):

	October 2, 2021	December 31, 2020
Current assets	$2.7	$9.3
Other long-term assets	55.1	49.4
	$57.8	$58.7
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
Equity Securities Without Readily Determinable Fair Values
As of October 2, 2021 and December 31, 2020, investments in equity securities without readily determinable fair values of $15.4 million and $11.2 million, respectively, are included in other long-term assets in the accompanying condensed consolidated balance sheets. Such investments are valued at cost, less cumulative impairments of $10.0 million. During the nine months ended October 2, 2021, the Company recognized an impairment charge of $1.0 million related to an investment in equity securities without a readily determinable fair value.
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
Net Investment Hedges
The Company uses cross-currency interest rate swaps, which are designated as net investment hedges of the foreign currency rate exposure of its investment in certain Euro-denominated subsidiaries. In the nine months ended October 2, 2021 and October 3, 2020, contra interest expense on net investment hedges of $4.9 million is included in interest expense in the accompanying condensed consolidated statements of comprehensive income (loss).
Balance Sheet Classification
The notional amount, estimated aggregate fair value and related balance sheet classification of the Company's foreign currency and net investment hedge contracts are shown below (in millions, except for maturities):

	October 2, 2021	December 31, 2020
Fair value of foreign currency contracts designated as cash flow hedges:
Other current assets	$30.7	$49.7
Other long-term assets	0.7	13.0
Other current liabilities	(7.7)	(14.1)
Other long-term liabilities	(3.6)	(0.8)
	20.1	47.8
Notional amount	$1,173.4	$1,353.3
Outstanding maturities in months, not to exceed	24	24
Fair value of derivatives designated as net investment hedges:
Other long-term liabilities	$(8.7)	$(22.6)
Notional amount	$300.0	$300.0
Outstanding maturities in months, not to exceed	36	45
Fair value of foreign currency contracts not designated as hedging instruments:
Other current assets	$5.5	$5.8
Other current liabilities	(5.4)	(6.1)
	0.1	(0.3)
Notional amount	$1,288.3	$1,140.8
Outstanding maturities in months, not to exceed	12	12
Total fair value	$11.5	$24.9
Total notional amount	$2,761.7	$2,794.1

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Accumulated Other Comprehensive Loss — Derivative Instruments and Hedging
Pretax amounts related to foreign currency and net investment hedge contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign currency contracts	$(17.8)	$21.1	$8.4	$(60.3)
Net investment hedge contracts	6.6	(13.9)	13.9	(3.5)
	(11.2)	7.2	22.3	(63.8)
(Gains) losses reclassified from accumulated other comprehensive loss to:
Net sales	(1.9)	(0.2)	(2.5)	(0.7)
Cost of sales	(16.2)	3.5	(33.5)	10.0
Interest expense	0.6	0.6	1.8	1.8
Other (income) expense, net	—	0.1	—	(0.1)
	(17.5)	4.0	(34.2)	11.0
Comprehensive income (loss)	$(28.7)	$11.2	$(11.9)	$(52.8)
As of October 2, 2021 and December 31, 2020, pretax net gains (losses) of ($7.2) million and $4.7 million, respectively, related to the Company’s derivative instruments and hedging activities were recorded in accumulated other comprehensive loss.
During the next twelve month period, net gains (losses) expected to be reclassified into earnings are shown below (in millions):

Foreign currency contracts	$23.0
Interest rate swap contracts	(2.4)
Total	$20.6
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
Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of October 2, 2021 and December 31, 2020, are shown below (in millions):

	October 2, 2021
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$20.2	Market/ Income	$—	$20.2	$—
Net investment hedges	Recurring	(8.7)	Market/ Income	—	(8.7)	—
Marketable equity securities	Recurring	57.8	Market	57.8	—	—

	December 31, 2020
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$47.5	Market/ Income	$—	$47.5	$—
Net investment hedges	Recurring	(22.6)	Market/ Income	—	(22.6)	—
Marketable equity securities	Recurring	58.7	Market	58.7	—	—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company’s counterparties. If an estimate of the credit spread is required, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of October 2, 2021 and December 31, 2020, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy in the first nine months of 2021.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Fair value estimates of property, plant and equipment and right-of-use assets are based on independent appraisals, giving consideration to the highest and best use of the assets. Key assumptions used in the appraisals were based on a combination of market and cost approaches, as appropriate.
As of October 2, 2021, there were no additional significant assets or liabilities measured at fair value on a non-recurring basis.
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
(20) Subsequent Events
Acquisition
On October 28, 2021, the Company entered into a definitive agreement to acquire substantially all of Kongsberg Automotive's Interior Comfort Systems business unit ("Kongsberg"). Kongsberg specializes in comfort seating solutions, including massage, lumber, seat heat and ventilation. The transaction is valued at approximately €175 million, on a cash and debt free basis. The acquisition, subject to regulatory approvals and customary closing conditions and adjustments, is expected to close in the first quarter of 2022.
Credit Agreement
See Note 8, "Debt — Credit Agreement — Subsequent Event."

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

LEAR CORPORATION
support functions, such as logistics, supply chain management, quality and health and safety, as well as all major administrative functions.
Industry overview
Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on the availability of raw materials and components and consumer demand for automotive vehicles, and our content per vehicle. In 2020, unprecedented industry disruptions related to the COVID-19 pandemic, particularly in the first half of the year, impacted our operations in every region of the world. Although industry production has improved in the first nine months of 2021 relative to 2020, production remains below recent historic levels, and third quarter 2021 production decreased 19% as compared to the third quarter of 2020. This is largely due to the continuing impact of the COVID-19 pandemic in 2021, particularly through supply shortages. The most significant supply shortage relates to semiconductor chips, which is impacting global industry production and resulting in cancellations of planned production. During the first nine months of 2021, production disruptions negatively impacted our net sales by approximately 16%. In addition, we are experiencing increased costs related to labor shortages and inefficiencies and ongoing costs related to personal protective equipment, all of which are likely to continue for a period of time. Increases in certain commodity costs, as well as transportation and logistics costs, are also impacting, and will continue to impact, our operating results for the foreseeable future. Further, a resurgence of the COVID-19 virus or its variants, including corresponding "stay at home" or similar government orders impacting industry production, could impact our financial results. For risks related to the COVID-19 pandemic, including supply shortages, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented and updated by Part II — Item 1A, "Risk Factors," in our Quarterly Report on Form 10-Q for the quarter ended April 3, 2021.
Global automotive industry production volumes in the first nine months of 2021, as compared to the first nine months of 2020, are shown below (in millions of units):

	First Nine Months
	2021 (1)	2020 (1) (2)	% Change
North America	9.8	9.2	7%
Europe and Africa	12.3	11.5	7%
Asia	29.6	26.6	11%
South America	1.8	1.4	28%
Other	1.1	1.1	3%
Global light vehicle production	54.6	49.8	10%
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

LEAR CORPORATION
Our percentage of consolidated net sales by region in the first nine months of 2021 and 2020 is shown below:

	Nine Months Ended
	October 2, 2021	October 3, 2020
North America	39%	40%
Europe and Africa	36%	36%
Asia	21%	21%
South America	4%	3%
Total	100%	100%
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
In addition, we believe that regulatory developments and demand for energy efficiency and reduced carbon emissions, as well as the demand for enhanced communications and safety, are driving the technology trends of electrification, connectivity and autonomy. We are focused on those trends which provide us with significant business opportunities where we have competitive differentiation and innovative technology. While both of our businesses are powertrain agnostic, we are well positioned to capitalize on these technology trends, each of which is likely to be at the forefront of our industry for the foreseeable future in light of the long-term convergence toward electric, connected and autonomous vehicles.
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
Our customers typically require us to reduce our prices over the life of a vehicle model and, at the same time, assume significant responsibility for the design, development and engineering of our products. Our financial performance is largely dependent on our ability to offset these price reductions with product cost reductions through product design enhancement, supply chain management, manufacturing efficiencies and restructuring actions. We also seek to enhance our financial performance by investing in product development, design capabilities and new product initiatives that respond to and anticipate the needs of our customers and consumers. We continually evaluate operational and strategic alternatives to improve our business structure and align our business with the changing needs of our customers and major industry trends affecting our business.
Our material cost as a percentage of net sales was 65.0% in the first nine months of 2021, as compared to 64.1% in the first nine months of 2020, reflecting increases in certain commodity costs. Raw material, energy and commodity costs can be volatile, reflecting changes in supply and demand and global trade and tariff policies. Our primary commodity cost exposures relate to steel, copper and leather. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. Further, our exposure to changes in steel prices is primarily indirect, through purchased components, and a significant portion of our copper, leather and direct steel purchases are subject to price index agreements with our customers and suppliers. However, these strategies, together with commercial negotiations with our customers and suppliers, typically do not offset all of the adverse impact. Certain of these strategies also may limit our opportunities in a

LEAR CORPORATION
declining commodity price environment. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented and updated by Part II — Item 1A, "Risk Factors," in this Report.
Financial Measures
In evaluating our financial condition and operating performance, we focus primarily on earnings, operating margins, cash flows and return on invested capital. Our strategy includes expanding our business with new and existing customers globally through new products, including electrification. Asia continues to present long-term growth opportunities, as we focus on expanding our market share and content per vehicle, as demand for luxury and performance features increases in this region. In addition to our wholly owned locations, we currently have thirteen operating joint ventures with operations in Asia, as well as two additional joint ventures in North America dedicated to serving Asian automotive manufacturers. We also have selectively increased our vertical integration capabilities globally, as well as expanded our component manufacturing capacity in Asia, Eastern Europe, Mexico and Northern Africa and our low-cost engineering capabilities in Asia, Eastern Europe and Northern Africa.
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
Acquisitions
On October 28, 2021, we entered into a definitive agreement to acquire substantially all of Kongsberg Automotive's Interior Comfort Systems business unit ("Kongsberg"). Kongsberg specializes in comfort seating solutions, including massage, lumbar, seat heat and ventilation. With almost 50 years of experience, Kongsberg has cutting-edge technology, a well-balanced customer portfolio built on longstanding relationships with leading premium automotive manufacturers and an experienced and dedicated team. The Kongsberg acquisition is expected to further advance our vertical integration and expand our product offerings into specialized comfort seating solutions that improve vehicle performance and packaging - important features across various vehicle segments. The transaction is valued at approximately €175 million, on a cash and debt free basis. The acquisition, subject to regulatory approvals and customary closing conditions and adjustments, is expected to close in the first quarter of 2022.
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
Financing Transaction
On October 28, 2021, we entered into an amended and restated unsecured credit agreement which increases available borrowings under our revolving credit facility from $1.75 billion to $2.0 billion and extends the maturity date from August 8, 2024 to October 28, 2026. The amended and restated unsecured credit agreement maintains our $250 million term loan facility maturing on August 8, 2022.
Operational Restructuring
In the first nine months of 2021, we incurred pretax restructuring costs of $78 million and related manufacturing inefficiency charges of approximately $10 million, as compared to pretax restructuring costs of $119 million and related manufacturing inefficiency charges of approximately $4 million in the first nine months of 2020. None of the individual restructuring actions initiated during the first nine months of 2021 were material. Further, there have been no changes in previously initiated restructuring actions that have resulted (or will result) in a material change to our restructuring costs.
Our restructuring actions include plant closures and workforce reductions and are initiated to maintain our competitive footprint or are in response to customer initiatives or changes in global and regional automotive markets. Our restructuring actions are

LEAR CORPORATION
designed to maintain or improve our operating results and profitability throughout the automotive industry cycles. Restructuring actions are generally funded within twelve months of initiation and are funded by cash flows from operating activities and existing cash balances. We expect to incur approximately $37 million of additional restructuring costs related to activities initiated as of October 2, 2021, all of which are expected to be incurred in the next twelve months. We plan to implement additional restructuring actions in order to align our manufacturing capacity and other costs with prevailing regional automotive production levels. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
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
Since the first quarter of 2011, our Board of Directors has authorized $6.1 billion in share repurchases under our common stock share repurchase program. In March 2020, as a proactive measure in response to the COVID-19 pandemic, we suspended share repurchases under our common stock share repurchase program. Share repurchases were reinstated in the second quarter of 2021. Since the reinstatement through October 2, 2021, we have repurchased $100 million of shares. At the end of the third quarter of 2021, we have a remaining repurchase authorization of $1.3 billion, which expires on December 31, 2022.
In March 2020, as a proactive measure in response to the COVID-19 pandemic, we suspended our quarterly cash dividend. In the fourth quarter of 2020, we reinstated a quarterly cash dividend of $0.25 per share of common stock. Our Board of Directors declared a quarterly cash dividend of $0.25 per share of common stock in the first and second quarters of 2021 and a quarterly cash dividend of $0.50 per share of common stock in the third quarter of 2021.
For further information related to our common stock share repurchase program and our quarterly cash dividends, see "— Liquidity and Capital Resources — Capitalization" below and Note 15, "Comprehensive Income (Loss) and Equity," to the condensed consolidated financial statements included in this Report.
Other Matters
In the three months ended October 2, 2021, we recognized tax expense of $20 million related to the establishment of valuation allowances on deferred tax assets of foreign subsidiaries, net tax benefits of $7 million related to a favorable indirect tax ruling and net tax benefits of $7 million related to restructuring charges and various other items. In the nine months ended October 2, 2021, we recognized tax expense of $13 million related to the net increase in valuation allowances on deferred tax assets of foreign subsidiaries, tax expense of $9 million on a $46 million gain related to a favorable indirect tax ruling in a foreign jurisdiction and net tax benefits of $26 million related to the net release of tax reserves at several foreign subsidiaries, restructuring charges and various other items.
In the three months ended October 3, 2020, we recognized tax benefits of $10 million related to the release of a valuation allowance on deferred tax assets, tax benefits of $5 million related to an increase in our research and development tax credits resulting from the completion of a research and development tax credit study and net tax expense of $10 million related to restructuring charges and various other items. In the nine months ended October 3, 2020, we recognized tax benefits of $21 million related to a loss on the extinguishment of debt, restructuring charges and various other items, tax benefits of $5 million related to an increase in our research and development tax credits resulting from the completion of a research and development tax credit study and net tax expense of $12 million related to a net increase in valuation allowances on deferred tax assets.

LEAR CORPORATION
As discussed above, our results for the three and nine months ended October 2, 2021 and October 3, 2020, reflect the following items (in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Costs related to restructuring actions, including manufacturing inefficiencies of $3 million and $10 million, respectively, in the three and nine months ended October 2, 2021, and $1 million and $4 million, respectively, in the three and nine months ended October 3, 2020	$49	$50	$88	$123
Intangible asset impairment	—	—	9	—
Favorable indirect tax ruling in a foreign jurisdiction	1	—	(46)	—
Loss related to affiliate	—	—	1	—
Loss on extinguishment of debt	—	—	—	21
Tax (benefit) expense, net	6	(5)	(4)	(14)
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
RESULTS OF OPERATIONS
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three Months Ended				Nine Months Ended
	October 2, 2021		October 3, 2020		October 2, 2021		October 3, 2020
Net sales
Seating	$3,166.2	74.2%	$3,691.6	75.3%	$10,770.4	74.9%	$8,813.1	74.7%
E-Systems	1,102.0	25.8	1,208.5	24.7	3,612.9	25.1	2,989.2	25.3
Net sales	4,268.2	100.0	4,900.1	100.0	14,383.3	100.0	11,802.3	100.0
Cost of sales	4,041.5	94.7	4,457.3	91.0	13,262.4	92.2	11,152.7	94.5
Gross profit	226.7	5.3	442.8	9.0	1,120.9	7.8	649.6	5.5
Selling, general and administrative expenses	163.3	3.8	147.7	3.0	503.0	3.5	442.3	3.7
Amortization of intangible assets	15.8	0.4	16.3	0.3	57.4	0.4	49.4	0.4
Interest expense	22.6	0.5	26.5	0.5	67.2	0.5	78.1	0.7
Other (income) expense, net	11.1	0.3	17.1	0.3	(28.7)	(0.2)	54.4	0.5
Provision for income taxes	20.9	0.5	44.6	0.9	119.1	0.8	30.1	0.2
Equity in net (income) loss of affiliates	1.7	—	(6.5)	(0.1)	(9.1)	(0.1)	(15.9)	(0.1)
Net income attributable to noncontrolling interests	17.8	0.4	22.7	0.5	59.6	0.4	54.3	0.5
Net income (loss) attributable to Lear	$(26.5)	(0.6)%	$174.4	3.6%	$352.4	2.5%	$(43.1)	(0.4)%

LEAR CORPORATION
Three Months Ended October 2, 2021 vs. Three Months Ended October 3, 2020
Net sales in the third quarter of 2021 were $4.3 billion, as compared to $4.9 billion in the third quarter of 2020, a decrease of $632 million or 13%. Lower production volumes on Lear platforms in Europe and Africa, North America and Asia reduced net sales by $974 million, largely due to production downtime as a result of industry-wide supply shortages in the third quarter of 2021. Net sales benefited by $251 million as a result of new business in North America, Asia, and Europe and Africa and foreign exchange rate fluctuations.

(in millions)	Cost of Sales
Third quarter 2020	$4,457.3
Material cost	(343.8)
Labor and other	(76.5)
Depreciation	4.5
Third quarter 2021	$4,041.5
Cost of sales in the third quarter of 2021 was $4.0 billion, as compared to $4.5 billion in the third quarter of 2020. Lower production volumes on Lear platforms in Europe and Africa, North America and Asia reduced cost of sales, largely due to production downtime as a result of industry-wide supply shortages in the third quarter of 2021. Cost of sales increased as a result of new business in North America, Asia, and Europe and Africa and foreign exchange rate fluctuations.
Gross profit and gross margin were $227 million and 5.3% of net sales, respectively, in the third quarter of 2021, as compared to $443 million and 9.0% of net sales, respectively, in the third quarter of 2020. Lower production volumes on Lear platforms, largely due to production downtime as a result of industry-wide supply shortages in the third quarter of 2021, reduced gross profit by $210 million. The impact of selling price reductions and increased commodity costs was partially offset by favorable operating performance, including the benefit of operational restructuring actions. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $163 million in the third quarter of 2021, as compared to $148 million in the third quarter of 2020, primarily reflecting increases in restructuring costs and compensation-related costs related to our 2020 salary reduction and deferral actions. As a percentage of net sales, selling, general and administrative expenses were 3.8% in the third quarter of 2021, as compared to 3.0% in the third quarter of 2020.
Amortization of intangible assets was $16 million in the third quarters of 2021 and 2020.
Interest expense was $23 million in the third quarter of 2021, as compared to $27 million in the third quarter of 2020.
Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, losses on the extinguishment of debt, gains and losses on the disposal of fixed assets, gains and losses on the consolidation and deconsolidation of affiliates, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was $11 million in the third quarter of 2021, as compared to $17 million in the third quarter of 2020. In the third quarter of 2020, we recognized a pension settlement loss of $10 million.
In the third quarter of 2021, the provision for income taxes was $21 million, representing an effective tax rate of 150% on pretax income before equity in net loss of affiliates of $14 million. In the third quarter of 2020, the provision for income taxes was $45 million, representing an effective tax rate of 19% on pretax income before equity in net income of affiliates of $235 million, for the reasons described below. For further information, see Note 13 "Income Taxes," to the condensed consolidated financial statements included in this Report.
In the third quarters of 2021 and 2020, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In the third quarter of 2021, we recognized tax expense of $20 million related to the establishment of valuation allowances on deferred tax assets of foreign subsidiaries, net tax benefits of $7 million related to a favorable indirect tax ruling and net tax benefits of $7 million related to restructuring charges and various other items. In the third quarter of 2020, we recognized tax benefits of $10 million related to the release of a valuation allowance on deferred tax assets, tax benefits of $5 million related to an increase in our research and development tax credits resulting from the completion of a research and development tax credit study and net tax expense of $10 million related to restructuring charges and various other items. Excluding these items, the effective tax rate for the third quarters of 2021 and 2020 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net (income) loss of affiliates was $2 million in the third quarter of 2021, as compared to ($7) million in the third quarter of 2020, reflecting lower sales at certain of our affiliates in China.

LEAR CORPORATION
Net income (loss) attributable to Lear was ($27) million, or ($0.44) per diluted share, in the third quarter of 2021, as compared to $174 million, or $2.89 per diluted share, in the third quarter of 2020. Net income and diluted net income per share decreased for the reasons described above.
Reportable Operating Segments
We have two reportable operating segments: Seating and E-Systems. For a description of our reportable operating segments, see "Executive Overview" above.
The financial information presented below is for our two reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment. Corporate and regional headquarters costs include various support functions, such as information technology, advanced research and development, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment’s pretax income before equity in net (income) loss of affiliates, interest expense and other (income) expense, net ("segment earnings") and segment earnings divided by net sales ("margin") are not measures of performance under accounting principles generally accepted in the United States ("GAAP"). Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income (loss) attributable to Lear, net cash provided by (used in) operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies.
For a reconciliation of consolidated segment earnings to consolidated income before provision for income taxes and equity in net (income) loss of affiliates, see Note 17, "Segment Reporting," to the condensed consolidated financial statements included in this Report.
Seating
A summary of the financial measures for our Seating segment is shown below (dollar amounts in millions):

	Three Months Ended
	October 2, 2021	October 3, 2020
Net sales	$3,166.2	$3,691.6
Segment earnings (1)	126.7	250.7
Margin	4.0%	6.8%
(1) See definition above
Seating net sales were $3.2 billion in the third quarter of 2021, as compared to $3.7 billion in the third quarter of 2020, reflecting a decrease of $525 million or 14%. Lower production volumes on Lear platforms reduced net sales by $744 million, largely due to production downtime as a result of industry-wide supply shortages in the third quarter of 2021. Net sales benefited by $166 million as a result of new business and foreign exchange rate fluctuations.
Segment earnings, including restructuring costs, and the related margin on net sales were $127 million and 4.0% in the third quarter of 2021, as compared to $251 million and 6.8% in the third quarter of 2020. Lower production volumes on Lear platforms reduced segment earnings by $145 million, largely due to production downtime as a result of industry-wide supply shortages in the third quarter of 2021. Favorable operating performance, including the benefit of operational restructuring actions, and lower restructuring costs were offset by the impact of selling price reductions and increased commodity costs.
E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Three Months Ended
	October 2, 2021	October 3, 2020
Net sales	$1,102.0	$1,208.5
Segment earnings(1)	(7.5)	86.0
Margin	(0.7)%	7.1%
(1) See definition above

LEAR CORPORATION
E-Systems net sales were $1.1 billion in the third quarter of 2021, as compared to $1.2 billion in the third quarter of 2020, reflecting a decrease of $107 million or 9%. Lower production volumes on Lear platforms reduced net sales by $225 million, largely due to production downtime as a result of industry-wide supply shortages in the third quarter of 2021. Net sales benefited by $85 million as a result of new business and foreign exchange rate fluctuations.
Segment earnings, including restructuring costs, and the related margin on net sales were ($8) million and (0.7)% in the third quarter of 2021, as compared to $86 million and 7.1% in the third quarter of 2020. Lower production volumes on Lear platforms reduced segment earnings by $65 million, largely due to production downtime as a result of industry-wide supply shortages in the third quarter of 2021. The impact of selling price reductions, higher restructuring costs and increased commodity costs was partially offset by improved operating performance.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three Months Ended
	October 2, 2021	October 3, 2020
Net sales	$—	$—
Segment earnings (1)	(71.6)	(57.9)
Margin	N/A	N/A
(1) See definition above
Segment earnings related to our other category were ($72) million in the third quarter of 2021, as compared to ($58) million in the third quarter of 2020, primarily reflecting an increase in compensation-related costs related to our 2020 salary reduction and deferral actions, as well as 2020 reductions in discretionary spending.
Nine Months Ended October 2, 2021 vs. Nine Months Ended October 3, 2020
Net sales for the nine months ended October 2, 2021 were $14.4 billion, as compared to $11.8 billion for the nine months ended October 3, 2020, an increase of $2.6 billion or 22%. Higher production volumes on Lear platforms globally increased net sales by $1.3 billion, largely due to the COVID-19-related production shutdowns in 2020. Net sales also benefited by $1.0 billion as a result of new business in North America, Europe and Africa, and Asia and foreign exchange rate fluctuations.

(in millions)	Cost of Sales
First nine months of 2020	$11,152.7
Material cost	1,785.3
Labor and other	299.5
Depreciation	24.9
First nine months of 2021	$13,262.4
Cost of sales in the first nine months of 2021 was $13.3 billion, as compared to $11.2 billion in the first nine months of 2020. Higher production volumes on Lear platforms globally increased cost of sales, largely due to the COVID-19-related production shutdowns in 2020. Cost of sales also increased as a result of new business in North America, Europe and Africa, and Asia and foreign exchange rate fluctuations.
Gross profit and gross margin were $1,121 million and 7.8% of net sales, respectively, for the nine months ended October 2, 2021, as compared to $650 million and 5.5% of net sales, respectively, for the nine months ended October 3, 2020. Higher production volumes on Lear platforms, largely due to the COVID-19-related production shutdowns in 2020, and the impact of new business increased gross profit by $330 million. Favorable operating performance, including the benefit of operational restructuring actions, was partially offset by the impact of selling price reductions and increased commodity costs. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $503 million in the first nine months of 2021, as compared to $442 million in the first nine months of 2020, primarily reflecting increases in compensation-related costs related to our 2020 salary reduction and deferral actions. As a percentage of net sales, selling, general and administrative expenses were 3.5% in the first nine months of 2021, as compared to 3.7% in the first nine months of 2020.

LEAR CORPORATION
Amortization of intangible assets was $57 million in the first nine months of 2021, including an impairment charge of $9 million, as compared to $49 million in the first nine months of 2020.
Interest expense was $67 million in the first nine months of 2021, as compared to $78 million in the first nine months of 2020.
Other (income) expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, losses on the extinguishment of debt, gains and losses on the disposal of fixed assets, gains and losses on the consolidation and deconsolidation of affiliates, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was ($29) million in the nine months ended October 2, 2021, as compared to $54 million in the nine months ended October 3, 2020. In the first nine months of 2021, we recognized a gain of $46 million related to a favorable indirect tax ruling in a foreign jurisdiction and a loss of $1 million related to the impairment of an affiliate. In the first nine months of 2020, we recognized a loss of $21 million on extinguishment of debt and a pension settlement loss of $10 million.
For the nine months ended October 2, 2021, the provision for income taxes was $119 million, representing an effective tax rate of 23% on pretax income before equity in net income of affiliates of $522 million. For the nine months ended October 3, 2020, the provision for income taxes was $30 million, representing an effective tax rate of 119% on pretax income before equity in net income of affiliates of $25 million, for reasons described below. For further information, see Note 13 "Income Taxes," to the condensed consolidated financial statements included in this Report.
In the first nine months of 2021 and 2020, the provision and benefit for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In the first nine months of 2021, we recognized tax expense of $13 million related to the net increase in valuation allowances on deferred tax assets of foreign subsidiaries, tax expense of $9 million on a $46 million gain related to a favorable indirect tax ruling in a foreign jurisdiction and net tax benefits of $26 million related to the net release of tax reserves at several foreign subsidiaries, restructuring charges and various other items. In the first nine months of 2020, we recognized tax benefits of $21 million related to a loss on the extinguishment of debt, restructuring charges and various other items, tax benefits of $5 million related to an increase in our research and development tax credits resulting from the completion of a research and development tax credit study and net tax expense of $12 million related to a net increase in valuation allowances on deferred tax assets. Excluding these items, the effective tax rate for the first nine months of 2021 and 2020 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $9 million in the first nine months of 2021, as compared to $16 million in the first nine months of 2020.
Net income (loss) attributable to Lear was $352 million, or $5.83 per diluted share, for the nine months ended October 2, 2021, as compared to ($43) million, or ($0.72) per diluted share, for the nine months ended October 3, 2020. Net income and diluted net income per share increased for the reasons described above.
Reportable Operating Segments
We have two reportable operating segments: Seating and E-Systems. For a description of our reportable operating segments, see "Executive Overview" and "Three Months Ended October 2, 2021 vs. Three Months Ended October 3, 2020 — Reportable Operating Segments" above.
Seating
A summary of the financial measures for our Seating segment is shown below (dollar amounts in millions):

	Nine Months Ended
	October 2, 2021	October 3, 2020
Net sales	$10,770.4	$8,813.1
Segment earnings (1)	670.9	320.4
Margin	6.2%	3.6%
(1) See definition above
Seating net sales were $10.8 billion for the nine months ended October 2, 2021, as compared to $8.8 billion for the nine months ended October 3, 2020, an increase of $2.0 billion or 22%. Higher production volumes on Lear platforms increased net sales by $1.3 billion, largely due to the COVID-19-related production shutdowns in 2020. Net sales also benefited by $0.6 billion as a result of new business and foreign exchange rate fluctuations.

LEAR CORPORATION
Segment earnings, including restructuring costs, and the related margin on net sales were $671 million and 6.2% for the nine months ended October 2, 2021, as compared to $320 million and 3.6% for the nine months ended October 3, 2020. Higher production volumes on Lear platforms, largely due to the COVID-19-related production shutdowns in 2020, and the impact of new business, increased segment earnings by $274 million. Favorable operating performance, including the benefit of operational restructuring actions, and lower restructuring costs were partially offset by the impact of selling price reductions and increased commodity costs.
E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Nine Months Ended
	October 2, 2021	October 3, 2020
Net sales	$3,612.9	$2,989.2
Segment earnings (1)	108.4	5.0
Margin	3.0%	0.2%
(1) See definition above
E-Systems net sales were $3.6 billion for the nine months ended October 2, 2021, as compared to $3.0 billion for the nine months ended October 3, 2020, an increase of $624 million or 21%. The impact of new business increased net sales by $306 million. Net sales also benefited by $202 million as a result of higher production volumes on Lear platforms, largely due to the COVID-19-related production shutdowns in 2020, and foreign exchange rate fluctuations.
Segment earnings, including restructuring costs, and the related margin on net sales were $108 million and 3.0% for the nine months ended October 2, 2021, as compared to $5 million and 0.2% for the nine months ended October 3, 2020. The impact of new business and higher production volumes on Lear platforms, largely due to the COVID-19-related production shutdowns in 2020, increased segment earnings by $56 million. Improved operating performance and lower restructuring costs were partially offset by the impact of selling price reductions and increased commodity costs.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Nine Months Ended
	October 2, 2021	October 3, 2020
Net sales	$—	$—
Segment earnings(1)	(218.8)	(167.5)
Margin	N/A	N/A
(1) See definition above
Segment earnings related to our other category were ($219) million in the first nine months of 2021, as compared to ($168) million in the first nine months of 2020, primarily reflecting an increase in compensation-related costs related to our 2020 salary reduction and deferral actions, as well as 2020 reductions in discretionary spending.
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

LEAR CORPORATION
As of October 2, 2021 and December 31, 2020, cash and cash equivalents of $567 million and $780 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans and the payment of dividends, without creating additional income tax expense. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear.
For further information related to potential dividends from our non-U.S. subsidiaries, see Note 9, "Income Taxes," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Adequacy of Liquidity Sources
As of October 2, 2021, we had $1.1 billion of cash and cash equivalents on hand and $1.75 billion in available borrowing capacity under our revolving credit facility. On October 28, 2021, we entered into an amended and restated unsecured credit agreement which increases available borrowings under our revolving credit facility to $2.0 billion and extends the maturity date to October 28, 2026. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs for the foreseeable future and to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly dividends and repurchase shares of our common stock pursuant to our authorized common stock share repurchase program, although such actions are at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, prevailing market conditions, alternative uses of capital and other factors that our Board of Directors may consider at its discretion.
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
Cash Flows
A summary of net cash provided by operating activities is shown below (in millions):

	Nine Months Ended
	October 2, 2021	October 3, 2020	Increase (Decrease) in Operating Cash Flow
Consolidated net income and depreciation and amortization	$843	$408	$435
Net change in working capital items:
Accounts receivable	356	(417)	773
Inventory	(393)	(14)	(379)
Accounts payable	(225)	124	(349)
Accrued liabilities and other	(68)	169	(237)
Net change in working capital items	(330)	(138)	(192)
Other	(10)	(8)	(2)
Net cash provided by operating activities	$503	$262	$241
In the first nine months of 2021 and 2020, net cash provided by operating activities was $503 million and $262 million, respectively. The overall increase in operating cash flows of $241 million is primarily due to higher earnings in 2021, offset by an incremental increase in working capital during the first nine months of 2021, as compared to the first nine months of 2020, reflecting increased inventory levels due to unpredictable production schedules as a result of industry-wide supply shortages in 2021.
Net cash used in investing activities was $478 million in the first nine months of 2021, as compared to $297 million in the first nine months of 2020. Capital spending was $406 million in the first nine months of 2021, as compared to $285 million in the first nine months of 2020. Capital spending is estimated to be approximately $600 million in 2021.
Net cash used in financing activities was $232 million in the first nine months of 2021, as compared to $212 million in the first nine months of 2020. In the first nine months of 2021, we paid $99 million for repurchases of our common stock, $61 million of

LEAR CORPORATION
dividends to Lear stockholders and $81 million of dividends to noncontrolling interest holders. In the first nine months of 2020, we received net proceeds of $669 million related to the issuance of 3.5% senior notes due 2030 and additional 5.25% senior notes due 2049 and paid $6 million of related issuance costs and $667 million related to the redemption of our outstanding 5.25% senior notes due 2025. Also in the first nine months of 2020, we paid $70 million for repurchases of our common stock, $52 million of dividends to Lear stockholders and $46 million of dividends to noncontrolling interest holders.
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
A summary of the notional amount and estimated aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

	October 2, 2021	December 31, 2020
Notional amount (contract maturities < 24 months)	$2,462	$2,494
Fair value	20	48
Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Chinese renminbi, the Thai baht, the Japanese yen, the Brazilian real and the Honduran lempira.
A sensitivity analysis of our net transactional exposure is shown below (in millions):

		Potential Earnings Benefit (Adverse Earnings Impact)
	Hypothetical Strengthening % (1)	October 2, 2021	December 31, 2020
U.S. dollar	10%	$7	$23
Euro	10%	(6)	(4)
(1) Relative to all other currencies to which it is exposed for a twelve-month period

LEAR CORPORATION
A sensitivity analysis related to the aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

		Estimated Change in Fair Value
	Hypothetical Change % (2)	October 2, 2021	December 31, 2020
U.S. dollar	10%	$56	$80
Euro	10%	49	59
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
OTHER MATTERS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of October 2, 2021, we have recorded reserves for pending legal disputes, including commercial disputes and other matters, of $18 million. In addition, as of October 2, 2021, we have recorded reserves for product liability claims and environmental matters of $44 million and $8 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2020. For a more complete description of our outstanding material legal proceedings, see Note 16, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION
Significant Accounting Policies and Critical Accounting Estimates
Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates," and Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first nine months of 2021.
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
•the cost and availability of raw materials, energy, commodities and product components and our ability to mitigate such costs or insufficient availability;
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

LEAR CORPORATION
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
(b)Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended October 2, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
A summary of the shares of our common stock repurchased during the quarter ended October 2, 2021, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
July 4, 2021 through July 31, 2021	236,287	$169.28	236,287	$1,358.8
August 1, 2021 through August 28, 2021	105,185	$159.86	105,185	1,342.0
August 29, 2021 through October 2, 2021	78,431	$156.63	78,431	1,329.7
Total	419,903	$164.56	419,903	$1,329.7

LEAR CORPORATION
ITEM 6 — EXHIBITS
Exhibit Index

	Exhibit Number	Exhibit Name
*	31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
*	31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
*	32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	101.INS	XBRL Instance Document
***	101.SCH	XBRL Taxonomy Extension Schema Document.
***	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
***	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
***	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
***	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
**	104	Cover Page Interactive Data File

*	Filed herewith.
**	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
***	Submitted electronically with the Report.

LEAR CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated:	November 2, 2021	By:	/s/ Raymond E. Scott
Raymond E. Scott
President and Chief Executive Officer

		By:	/s/ Jason M. Cardew
Jason M. Cardew
Senior Vice President and Chief Financial Officer