Form 10-K
period 2021-12-31
LEAR CORP
filed 2022-02-10
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 3, 2021, the aggregate market value of the registrant's common stock, par value $0.01 per share, held by non-affiliates of the registrant was $10,606,621,033. The closing price of the common stock on July 2, 2021, as reported on the New York Stock Exchange, was $177.18 per share.
As of February 7, 2022, the number of shares outstanding of the registrant's common stock was 59,703,016 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant's Notice of Annual Meeting of Stockholders and Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Stockholders to be held in May 2022, as described in the Cross Reference Sheet and Table of Contents included herewith, are incorporated by reference into Part III of this Report.

LEAR CORPORATION AND SUBSIDIARIES
CROSS REFERENCE SHEET AND TABLE OF CONTENTS

________________________
(1)Certain information is incorporated by reference, as indicated below, to the registrant's Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Stockholders to be held in May 2022 (the "Proxy Statement").
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

PART I
ITEM 1 – BUSINESS
In this Annual Report on Form 10-K (this "Report"), when we use the terms the "Company," "Lear," "we," "us" and "our," unless otherwise indicated or the context otherwise requires, we are referring to Lear Corporation and its consolidated subsidiaries. A substantial portion of the Company's operations are conducted through subsidiaries controlled by Lear Corporation. The Company is also a party to various joint venture arrangements. Certain disclosures included in this Report constitute forward-looking statements that are subject to risks and uncertainties. See Item 1A, "Risk Factors," and Part II — Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements."
BUSINESS OF THE COMPANY
General
Lear Corporation is a global automotive technology leader in Seating and E-Systems, enabling superior in-vehicle experiences for consumers around the world. We supply seating, electrical distribution and connection systems and electronic systems to all of the world's major automotive manufacturers. At Lear, we are Making every drive betterTM by providing technology for safer, smarter and more comfortable journeys, while adhering to our values — Be Inclusive. Be Inventive. Get Results the Right Way.
We have 253 manufacturing, engineering and administrative locations in 38 countries. We continue to grow our business in all automotive producing regions of the world, both organically and through complementary acquisitions. We continue to restructure our manufacturing footprint to optimize our cost structure with 61% of our manufacturing facilities and 85% of our employees located in low cost countries.
Lear is built on a foundation and strong culture of innovation, operational excellence, and engineering and program management capabilities. We use our product, design and technological expertise, as well as our global reach and competitive manufacturing footprint, to achieve the following financial goals and objectives:
•Continue to deliver profitable growth, balancing risks and returns;
•Invest in innovation to drive business growth and profitability;
•Maintain a strong balance sheet with investment grade credit metrics; and
•Consistently return capital to our stockholders.
Our business is organized under two reporting segments: Seating and E-Systems. Each of these segments has a varied product and technology range across a number of component categories. Further, we continuously evaluate our product portfolio, aligning it with industry trends, which allows us to offer value added solutions to our customers.
•Seating — Our Seating segment consists of the design, development, engineering and manufacture of complete seat systems, seat subsystems and key seat components. Our capabilities in operations and supply chain management enable synchronized (just-in-time) assembly and delivery of high volumes of complex complete seat systems to our customers.
Included in our complete seat system and subsystem solutions are advanced comfort, wellness and safety offerings, as well as configurable seating product technologies. All of these products are compatible with traditional internal combustion engine ("ICE") architectures and the full range of hybrid, plug-in hybrid and battery electric architectures (collectively, "electrified powertrains"). Our advanced comfort, wellness and safety offerings are facilitated by our system, component and integration capabilities, together with our in-house electronics, sensor, software and algorithm competencies. As the most vertically integrated global seat supplier, our key seat component product offerings include seat trim covers, surface materials such as leather and fabric, seat mechanisms, seat foam and headrests.
•E-Systems — Our E-Systems segment consists of the design, development, engineering and manufacture of complete electrical distribution and connection systems and electronic systems. The combination of these capabilities enables us to provide our customers with customizable solutions with optimized designs at a competitive cost.
Electrical distribution and connection systems utilize low voltage wire, high voltage wire, high speed data cables and flat wiring to connect networks and electrical signals and manage electrical power within the vehicle for all types of powertrains – from traditional ICE architectures to the full range of electrified powertrains. Key components in our electrical distribution and connection systems portfolio include wire harnesses, terminals and connectors and engineered components for both ICE architectures and electrified powertrains that require management of higher voltage and power.

Electronic systems facilitate signal, data and power management within the vehicle and include the associated software required to facilitate these functions. Key components in our electronic systems portfolio include body domain control modules and products specific to electrification and connectivity. Electrification products include on-board battery chargers, power conversion modules, high voltage battery management systems and high voltage power distribution systems. Connectivity products include telematics control units ("TCU") and gateway modules to manage both wired and wireless networks and data in vehicles. In addition to electronic modules, we offer software that includes cybersecurity, advanced vehicle positioning for automated and autonomous driving applications and full capabilities in both dedicated short-range communication and cellular protocols for vehicle connectivity. Our software offerings include embedded control software and cloud and mobile device-based software and services. Our customers traditionally have sourced our electronic hardware together with the software that we embed in it.
We serve all of the world's major automotive manufacturers across both our Seating and E-Systems businesses, and we have automotive content on more than 450 vehicle nameplates worldwide. It is common for us to have both seating and electrical and/or electronic content on the same vehicle platform.
Our businesses benefit globally from leveraging common operating standards and disciplines, including world-class product development and manufacturing processes, as well as common customer support and regional infrastructures, all of which contribute to our reputation for operational excellence. Our core capabilities are shared across component categories and include: high-precision manufacturing and assembly with short lead times; management of complex supply chains; global engineering and program management skills; the agility to establish and/or transfer production between facilities quickly; and a unique customer-focused culture. Our businesses utilize proprietary, industry-specific processes and standards, leverage common low-cost engineering centers and share centralized operating support functions. These functions include logistics, supply chain management, quality, health and safety, and all major administrative functions.
We are focused on profitably growing our businesses and have implemented a strategy designed to deliver industry-leading, long-term financial returns. This strategy includes disciplined investment in our business to grow and enhance our product offerings; strategically focusing our portfolio on products and technologies to support emerging trends, such as electrification, connectivity, autonomy and shared mobility; and leveraging an industry-leading cost structure to expand our operating margins.
Available Information on our Website
Our website address is http://www.lear.com. We make available on our website, free of charge, the periodic reports that we file with or furnish to the Securities and Exchange Commission ("SEC"), as well as all amendments to these reports, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. We also make available on our website or in printed form upon request, free of charge, our Corporate Governance Guidelines, Code of Business Conduct and Ethics (which includes specific provisions for our executive officers), charters for the standing committees of our Board of Directors and other information related to the Company. We are not including the information contained on our website as part of, or incorporating it by reference into, this Report.
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

•In November 2015, we acquired Arada Systems Inc., an automotive technology company that specializes in vehicle-to-vehicle and vehicle-to-infrastructure (together, "V2X") communications.
•In April 2017, we acquired Grupo Antolin's automotive seating business for approximately $292 million.
•In January 2018, we acquired Israel-based EXO Technologies, a leading developer of differentiated GPS technology providing high-accuracy positioning solutions for autonomous and connected vehicle applications.
•In January 2019, we launched Lear Innovation Ventures ("LIV") to supplement our internal innovation efforts. LIV provides us with a framework to invest in advanced development teams, partnerships and early stage technologies by working with venture capital firms, accelerators and incubators. LIV also makes direct capital investments in start-ups and internal innovation initiatives.
•In April 2019, we acquired Xevo Inc. ("Xevo"), a Seattle-based, global leader in connected car software, for approximately $322 million. Xevo is a supplier of software solutions for the cloud, vehicles and mobile devices that are deployed in millions of vehicles worldwide.
•In March 2021, we acquired M&N Plastics, an injection molding specialist and manufacturer of engineered plastic components for automotive electrical distribution applications.
•In October 2021, we entered into a definitive agreement to acquire substantially all of Kongsberg Automotive's Interior Comfort Systems business unit ("Kongsberg") for approximately €175 million. Kongsberg specializes in comfort seating solutions, including massage, lumbar, seat heat and ventilation. The acquisition, subject to regulatory approvals and customary closing conditions and adjustments, is expected to close in the first quarter of 2022.
Environmental, Social and Governance
At Lear, we recognize the importance of environmental, social and governance ("ESG") considerations to our investors, as well as employees, customers and other stakeholders. Responsible and sustainable ESG principles and practices are integrated into our corporate strategy and operations. Our ESG strategy and initiatives are developed by a cross-functional team of senior subject matter experts, reviewed and approved by senior management and overseen by the Nominating and Corporate Governance Committee of our Board of Directors. We are continuously working to embed ESG principles into our key business processes, including corporate strategy, enterprise risk management, product and process development and innovation, procurement and sales. We actively communicate our goals and activities to our investors in our public disclosures available on our website and in our SEC filings. Our ESG efforts demonstrate how we live our core value to Get Results the Right Way, and in 2020, we reinforced this commitment by becoming a signatory of the United Nations Global Compact.
Energy Efficiency and Carbon Reduction Efforts at Lear
•How We Are Driving Sustainability in Our Production Processes
We employ standardized production processes globally that are designed to drive the efficient use of energy to reduce greenhouse gas emissions, the prevention of pollution and the utilization of safe and sustainable production processes. During 2020, we published ambitious carbon reduction goals that we intend to achieve by 2030, including 100% usage of renewable energy for our electricity consumption and a 50% reduction in carbon emissions at our manufacturing facilities, as well as an aspiration to be carbon neutral by 2050.
We are implementing a multifaceted approach to achieve these goals that involves the procurement and on-site generation of renewable energy, where practicable, and efforts to reduce energy consumption and use energy more efficiently in our operations. We are in the process of developing a comprehensive global renewable energy strategy for future energy purchases that we anticipate will consist of power purchase agreements to support new renewable energy projects and the purchase of energy attribution certificates from energy providers, whether bundled with existing energy purchases or unbundled where that is the only option for a given region.
In 2021, we released our Energy Efficiency Playbook into our operations to institutionalize best practices regarding energy usage. We have also updated our facilities' specifications for new construction and significant building refurbishments to require more energy efficient systems, such as heating and cooling, wherever practicable. Examples of ongoing energy efficiency projects include:
–Conducting energy audits and energy savings treasure hunts;
–Installing leakage detection devices to detect heat/energy losses from operating equipment;
–Automating plant-wide ventilation systems;
–Replacing legacy light fixtures with LEDs; and
–Recycling previously wasted heated streams of air and water.

While the foregoing efforts will help us drive toward the elimination of carbon emissions in those areas we can control (Scope 1 and 2 emissions), we are also progressing toward our longer-term overall goal of carbon neutrality across our value chain (including Scope 3 emissions). Accordingly, we are working to measure our Scope 3 emissions through the development of product life-cycle assessments for our major product offerings. We anticipate that a significant portion of our Scope 3 emissions will be reduced over time as our customers shift to producing more electric vehicles that do not rely on gasoline-powered engines. In terms of our supply chain, we are commencing efforts to communicate both our own carbon goals and our expectation of our suppliers as to sustainable energy usage going forward.
•How We Are Responding to Increased Calls for Product Sustainability
We continue to believe that light vehicle production will remain the single most important factor impacting our financial success in the foreseeable future. As outlined elsewhere in this Report, there are numerous factors impacting light vehicle production. In particular, the automotive industry is under increased focus to develop more sustainable transportation solutions. Our line of products for the automotive industry remain foundational for almost all types of light vehicles currently under consideration for near- and mid-term production whether reliant upon the internal combustion engine or alternative, more sustainable drivetrain technologies.
Environmental concerns generally, as well as changes to the environment caused by carbon dioxide and other emissions and byproducts specifically, are significantly impacting the transportation industry as governments, non-governmental organizations, investors, product consumers and other stakeholders seek to balance global transportation needs with environmental concerns. Continued focus on climate change and environmental sustainability is increasing the expectations, and in some cases, leading to regulatory requirements, that the automotive industry utilize cleaner, more fuel-efficient solutions. In addition, we believe that for consumers, the advantages of cleaner air, energy efficiency and potentially lower maintenance will make electric vehicles an increasingly popular choice over time. Many of our product offerings are designed to capitalize on these evolving regulatory requirements and consumer preferences, such as on-board battery chargers, battery management systems, and electrical distribution and connection systems designed for high-voltage applications. Additionally, our intelligent and reconfigurable seats and electronic modules enhance connectivity and support the trend of shared mobility.
Our stakeholders' focus on sustainability also means that our continued successful participation in the automotive industry will depend on our ability to continue developing products that are more environmentally sustainable. In this regard, our innovative products range from "green" products, such as SoyFoamTM, a substitute for certain petroleum-based products, to seat coverings made from recycled ocean plastics.
We are also committed to working with our suppliers and customers to source raw materials, including the leather that is used in the seats that we produce, in a sustainable manner. This includes protecting forests by eliminating purchases of cattle or hides produced by unsustainable cattle ranching methods that lead to deforestation and forest degradation. Our No Deforestation Policy aligns with industry standards and requires of our suppliers:
–Supply chain transparency, so that all materials supplied to us are from legal sources;
–Land is not clear-cut or burned for production or development; and
–Compliance with governmental laws, regulations and guidelines regarding deforestation.
With respect to the Amazon rainforest, 100% of our direct Brazilian leather suppliers use georeferencing technology to confirm that the farms from which they directly buy cattle or hides are not involved in deforestation, invasion of indigenous and protected areas, or human rights violations. To monitor our suppliers' compliance with these requirements, we may conduct audits and/or require third-party verification.
Other ESG-Related Initiatives
We are especially proud of our employee efforts to support our global communities, such as our employee volunteer-driven educational campaign, "Focus on the Drive," to increase awareness and decrease the incidence of distracted driving. Through our Operation GIVE campaign at our Southfield, Michigan headquarters, more than $1 million in employee contributions benefited local programs focused on economic well-being, education and the environment in 2021.
Our commitment to human rights is set forth in our Human Rights Policy that clearly defines how we approach, govern and defend the dignity of people throughout our operations, our global supply chain and the communities in which we operate. In addition, our Together We Belong campaign helps fund initiatives that address racial inequality and discrimination through a combination of grants to external organizations, as well as internal investments to educate and engage our employees.
Our governance activities help ensure that our business and operations are conducted in compliance with all applicable laws, as well as Lear's policies and procedures, particularly our Code of Business Conduct and Ethics, which addresses conflicts of interest, bribery and corruption, political contributions and information technology security, among other things. Our Board of Directors, and its Audit and Nominating and Corporate Governance Committees, oversee our compliance and governance activities. Our expectations related to conducting business in a sustainable and ethical manner extend to our supply base. Suppliers must meet the requirements of our Supplier Sustainability Policy and Supplier Code of Conduct. We monitor and assess their compliance both internally and through the use of a third party.
Human Capital Management
We believe that the best way to deliver the highest quality products and services is to maintain a work environment that prioritizes safety and fosters collaboration, inclusion, tolerance and respect for our 160,100 employees around the world.
As of December 31, 2021 and 2020, our employment levels worldwide were approximately as follows:

Region	2021	2020
United States and Canada	10,200	10,600
Mexico	47,500	55,200
Central and South America	19,700	20,900
Europe and Africa	55,100	56,500
Asia	27,600	31,400
Total	160,100	174,600
Our compensation and benefits strategy is designed to be competitive in the countries in which we operate to motivate our employees to perform to the best of their abilities, to achieve our objectives and to align the interests of our employees with the interests of our stakeholders. Our compensation package includes salary and both performance-based and long-term incentive programs, as appropriate for each role. We also provide a multitude of market-competitive benefits, which may include medical, life and disability insurance, contributory retirement savings plan, paid time off, paid parental leave and tuition reimbursement.
A substantial number of our employees are members of industrial trade unions or national trade organizations. We have collective bargaining agreements with several North American unions, including the United Auto Workers, Unifor, International Brotherhood of Electrical Workers and Workers United. In the United States and Canada, each of our unionized facilities has a separate collective bargaining agreement with the union that represents the workers at such facility, with each such agreement having an expiration date that is independent of the other agreements. The majority of our employees in Mexico and Europe are members of industrial trade union organizations or confederations within their respective countries. Many of these organizations and confederations operate under national contracts, which are not specific to any one employer. We have occasionally experienced labor disputes at our plants. We have been able to resolve all such labor disputes and believe that our relations with our employees are generally good.
See Item 1A, "Risk Factors — A significant labor dispute involving us or one or more of our customers or suppliers or that could otherwise affect our operations could adversely affect our financial performance," and Part II — Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements."
Ethics and Compliance
We are committed to conducting our business with integrity and in compliance with all applicable laws of the cities, states and countries in which we operate, and we have established a Code of Business Conduct and Ethics to assist employees in this regard. We encourage employees to report concerns through a variety of channels, including a toll-free compliance and ethics line, an online form and a mobile app, each of which allows for anonymous reporting. Our ethics and compliance team reviews every report and, when appropriate, conducts an investigation. We also maintain an anti-retaliation policy such that any employee who reports a concern in good faith is protected from harassment, retaliation or adverse employment consequences.
Health and Safety
Our health and safety programs are designed around global standards with appropriate variations to address the multiple jurisdictions and unique working environments of our manufacturing operations. Our health and safety management system is compliant with the ISO 45001 standard, and we are currently implementing a more comprehensive program which combines ISO 14002 and 45001 requirements to improve efficiency and performance. Each of our locations performs regular safety audits to ensure that proper safety policies are in place and appropriate safety training is provided. In addition, we engage an independent third-party conformity assessment and certification vendor to audit selected operations for adherence to our global health and safety standards.

In 2020, in response to the COVID-19 pandemic, we created a Safe Work Playbook, which provides a standardized approach for each of our facilities to create a consistent and safe work environment and offers insights into navigating operational challenges related to the COVID-19 pandemic. The playbook is available to the public and includes health and safety information related to plant operating protocols; employee education, training and feedback; facility assessments; and phased reopening of engineering and administrative centers. To date, more than 35,000 copies of the Safe Work Playbook have been downloaded.
Diversity, Equity and Inclusion ("DEI")
We strive to build a culture of diversity and inclusion not only through our human resource policies and practices but also by actively working to eliminate discrimination and harassment in all of its forms. Since 2020, our employees have participated in over 125,000 hours of DEI and anti-harassment training. In addition, our global executives and U.S. managers at our Southfield, Michigan headquarters have completed our Connecting with Others DEI training, which helps our employees identify barriers to inclusion and learn behaviors that both promote inclusion and establish stronger connections. Our Together We Belong campaign continues to help our employees learn to navigate difficult conversations and support diverse colleagues. In 2021, we introduced Together We Grow, a merit-based program designed to help future diverse leaders grow at Lear. We are accomplishing this by investing in meaningful development and proactive career management for this group of high-potential diverse talent and being intentional in advancing and promoting this talent to "next-level" roles and leadership positions. The program provides significant training, an executive sponsor, career mapping and access to the senior leadership team. By focusing on engagement, this program will allow our next generation of leaders to maximize their full potential. We are also proud of our six Employee Resource Groups, representing 15 countries. These employee-led volunteer groups are open to all employees with a goal of fostering a culture where our diverse and global workforce feels engaged, accepted and valued.
Training and Talent Development
We are committed to the continued development of our employees. Since 2019, we have delivered more than 6 million hours of safety, development, leadership, quality, continuous improvement, lean manufacturing, and ISO and IATF certification training. Our Emerging Leaders Development Program is a twelve-month leadership and business course designed to develop high-potential managers and directors. Our CEO Academy is our premier leadership development opportunity. Twice per year, a select group of leaders representing diverse functions and backgrounds are invited to participate in a week-long leadership immersion event, during which each participant presents a bold business idea to help drive Lear's success. In addition, formal talent reviews and succession planning occur annually – globally and across all business areas. Senior leadership provides annual updates on succession and talent development to the Board of Directors.
Employee Engagement and Culture
Launched in 2017, Together We Win is Lear's global employee engagement program focused on driving cultural change in our operations. Plants advance through four segments — leadership, work environment, employee involvement and team empowerment. Together We Win unites hourly employees across the globe in achieving excellence based on key operations and employee engagement metrics, such as quality, absenteeism, health and safety performance, and operational efficiency. To help our plants along the journey, our proprietary playbook provides a roadmap of best practices, and engagement surveys give hourly employees a voice in measuring progress at each plant.
Champions of Lear celebrates our global operations and our hourly and salaried employees who represent the best-of-the-best in our company. Individuals, teams or plants submit an application which is reviewed by a diverse panel of judges including Lear leadership. Award categories honor achievements in culture, customer appreciation, innovation, supply chain, quality, safety, operational excellence, continuous improvement, sustainability, best launch and best plant collaboration, as well as the prestigious CEO Special Appreciation Award. In 2021, an additional award category was added to recognize initiatives that support DEI in the workplace.
Industry and Strategy
We supply all vehicle segments of the automotive light vehicle original equipment market in every major automotive producing region in the world. Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on the availability of raw materials and components and consumer demand for automotive vehicles, and our content per vehicle. In 2020, unprecedented industry disruptions related to the COVID-19 pandemic, particularly in the first half of the year, impacted our operations in every region of the world. Although industry production increased 3% in 2021 over 2020, production remains well below recent historic levels and consumer demand. Production in the second half of 2021 decreased 16% relative to the second half of 2020. This was largely due to the continuing impact of the COVID-19 pandemic in 2021, particularly through supply shortages. The most significant supply shortage relates to semiconductor chips, which impacted global vehicle production and resulted in reductions and cancellations of planned production. In addition, we experienced increased costs related to labor shortages and inefficiencies and ongoing costs related to personal protective equipment, all of which are likely to continue for a period of time. Increases in certain commodity costs, as well as transportation and logistics costs, are also impacting, and will continue to impact, our operating results for the foreseeable future. Further, a resurgence of the COVID-19 virus or its variants, including corresponding "stay at home" or similar government orders impacting industry production, could impact our financial results.
Details on light vehicle production in certain key regions for 2021 and 2020 are provided below. Our actual results are impacted by the specific mix of products within each market, as well as other factors described in Item 1A, "Risk Factors."

(In thousands of units)	2021 (1)	2020 (1) (2)	% Change
North America	13,032.4	13,024.0	—%
Europe and Africa	16,182.2	16,855.8	(4%)
Asia	41,370.5	39,179.8	6%
South America	2,507.6	2,163.4	16%
Other	1,443.0	1,391.0	4%
Total	74,535.7	72,614.0	3%
(1) Production data based on IHS Markit.
(2) Production data for 2020 has been updated from our 2020 Annual Report on Form 10-K to reflect actual production levels.
Details on light vehicle production in certain emerging markets for 2021 and 2020 are provided below:

(In thousands of units)	2021 (1)	2020 (1) (2)	% Change
China	22,776.2	21,721.1	5%
India	4,055.3	3,234.1	25%
Brazil	2,070.6	1,904.7	9%
Russia	1,437.1	1,335.0	8%
(1) Production data based on IHS Markit.
(2) Production data for 2020 has been updated from our 2020 Annual Report on Form 10-K to reflect actual production levels.
Details on our sales in certain key regions for 2021 and 2020 are provided below:

(In millions)	2021	2020	% Change
North America	$7,548.2	$6,630.5	14%
Europe and Africa	6,745.3	6,240.3	8%
Asia	4,227.9	3,655.3	16%
South America	741.7	519.4	43%
Total	$19,263.1	$17,045.5	13%

China (consolidated)	$3,018.1	$2,592.7	16%
China (non-consolidated)	1,307.1	1,210.2	8%
The automotive industry, and our business, continue to be shaped by the broad trends of electrification, connectivity, autonomy and shared mobility. We also consider demand and regulatory developments for improved energy efficiency, sustainability, enhanced safety and communications (e.g., government mandates related to fuel economy, carbon emissions and safety equipment) to be significant drivers of these trends, each of which is likely to be at the forefront of our industry for the foreseeable future.
•Electrification – Demand for more energy efficient vehicles is increasing, both from automotive manufacturers to meet governmental requirements and/or their own internal targets and from a growing segment of end consumers who wish to reduce the carbon impact of automobiles. This requires further use of electronically controlled and assisted powertrains and related components to improve fuel efficiency; the adoption of alternative energy powertrains, such as 48-volt mild hybrid, full hybrid, plug-in hybrid and pure battery electric, that facilitate electrification of the vehicle; and the use of lighter weight materials throughout the vehicle.
•Connectivity – Customer and consumer demands for continuous communication and information exchange with the vehicle are increasing. What began with consumer demand to extend and integrate mobile connectivity into the vehicle by connecting mobile devices with vehicle infotainment systems is evolving such that the vehicle has an embedded, direct line of wireless communication connecting it with various networks (e.g., cellular, infrastructure, satellite, etc.) and other vehicles. We expect these trends to continue, making the vehicle a constantly connected device, receiving and transmitting data through a variety of signals which communicate directly with on-board vehicle systems and facilitating delivery of content and services for consumers and automotive manufacturers.
•Autonomy - Customer and consumer demands are evolving from safety features and systems that protect vehicle occupants when a crash occurs to advanced driver assistance systems that help prevent crashes by assisting in the vehicle's operation under certain conditions. The development of automated intervention uses many of the same core technologies that will enable vehicles to drive autonomously under an increasing variety of driving conditions.
•Shared Mobility – As vehicle utilization increases and ride-sharing becomes more relevant, customer and consumer demands for more services, enhanced personalization, reconfigurability of the automotive interior and an improved mobility experience are also increasing.
The demand for electric vehicles is accelerating, driven by numerous product offerings from both traditional and non-traditional automotive manufacturers, government incentives and end consumers' desire to reduce the carbon impact of automobiles. Key attributes of seat design are evolving as the market pivots toward electric vehicles. This movement provides us with an opportunity to offer value added solutions to our customers through our Seating and E-Systems products and to use our leading market position to capture additional market share. These products include seat heating and cooling through INTUTM Thermal Comfort, the latest addition to our Intelligent Seating (INTUTM Seating) offerings, and seat reconfigurabily through Configurable Seating Architecture (ConfigurE+TM), as well as wire harness assemblies, including connection systems, and integrated power modules.
Through our products, technology and strategic initiatives, we are well positioned to capture business growth opportunities with respect to these trends and key drivers. We see a close link among these trends and expect the convergence of them to benefit both our Seating and E-Systems businesses. For example, we believe that autonomous vehicles will have seat designs and requirements that are far more flexible and demanding in both autonomous and piloted driving states. Further, more active monitoring of the driver's position and physical state will be required to manage the transitions between autonomous and piloted driving conditions.
A demand for mobility services and on-demand transportation from providers such as Uber, Lyft and Didi (in China) is helping to drive interest and growth in these trends, particularly fully autonomous vehicles. The increasing prevalence of mobility services will potentially create a new segment of autonomous vehicle fleet customers with unique vehicle technology and design needs, including more flexible, durable and connected seating solutions for a wide range of passengers. Not only will autonomous vehicles need to be fully connected and networked to maximize their safety and efficiency, their power consumption will be significantly higher to support the array of sensors and processing power required to operate such vehicles. This will allow us to take further advantage of our ability to design and offer efficient power management solutions. In our Seating business, our INTUTM Seating and ConfigurE+TM offerings, in addition to our light weight and more environmentally friendly products, are well-aligned with the trends toward electrification, connectivity, autonomy and shared mobility. In our E-Systems business, our broad capabilities in electrical distribution and connection systems and electronic systems also support these trends across a full range of electrified powertrains and will allow us to grow as content per vehicle increases with higher circuit counts supporting the movement of data through high speed wires.
Our business is also influenced by vehicle segment trends which continue to experience a shift in consumer preference towards crossover and sport utility vehicles. This trend positively impacts our business as content per vehicle on such vehicles, especially within our Seating business, can be significantly higher. Crossover and sport utility vehicle production has grown to approximately 42% of total vehicle production in 2021, up from 30% five years ago.
Other factors influencing our business include: the consolidation of automotive manufacturers; new non-traditional entrants to the automotive industry; the collaboration of automotive manufacturers on commonized vehicle platforms; increasing demand for luxury and performance features, including increasing levels of electrical and electronic content; and China's position as the largest automotive market in the world.
In addition to key foundational attributes imperative for success as an automotive supplier (quality, service and cost), our strategic initiatives focus on furthering our competitive differentiation through vertical integration, disruptive innovation and advanced manufacturing technology. We have expanded key component capabilities through organic investment and acquisitions to ensure a full complement of the best solutions for our customers. We have restructured, and continue to align, our manufacturing and engineering footprint to attain a leading competitive cost position globally. We have established or expanded activities in new and growing markets, in support of our customers' growth initiatives and in pursuit of opportunities with new customers. These initiatives have helped us achieve our financial goals overall, as well as a more balanced regional, customer and vehicle segment diversification in our business.

Seating Segment
Lear is a recognized global leader in complete seat systems. Based on independent market studies and management estimates, we believe that we hold the #2 position in complete seat systems globally on the basis of revenue with strong positions in all major markets and a 25% global market share in 2021. We are also a recognized leader in key individual seat components produced for complete seat systems.
Our Seating segment consists of the design, development, engineering, just-in-time assembly and delivery of complete seat systems, as well as all major seat components, including seat covers and surface materials such as leather and fabric, seat mechanisms, seat foam and headrests. Our extensive system-level knowledge and component-level capabilities, including internal development of sensor and control algorithms, have provided a solid foundation for innovation and commercialization of advanced comfort, wellness and convenience features. We anticipate that these features will be enhanced by the acquisition of Kongsberg, which is expected to close in the first quarter of 2022. We believe that we have the most complete set of component offerings of any automotive seating supplier and are a leader in every automotive producing market in the world. Overall, our global manufacturing and engineering expertise, low-cost footprint, complete component capabilities, quality leadership and strong customer relationships provide us with a solid platform for both organic and inorganic growth opportunities to reach our target global market share of 28% in complete automotive seat systems.
We produce seat systems that are fully assembled and ready for installation in automobiles and light trucks. Seat systems are generally designed and engineered for specific vehicle models or platforms. We develop seat systems and components for all vehicle segments from compact cars to pick-up trucks and full-size sport utility vehicles. We are the world leader in luxury and performance automotive seating, providing craftsmanship, elegance in design, use of innovative materials and industry-leading technology required by premium brands, including Alfa Romeo, Audi, BMW, Cadillac, Ferrari, Jaguar, Lamborghini, Land Rover, Lincoln, Maserati, Mercedes-Benz and Porsche.
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
We are committed to sustainability and reducing the environmental footprint of our products, operations and supply chain to meet current needs without compromising future generations. With a diverse team, we work to improve the sustainability of our operations through identification and reduction of generated waste, reuse of materials whenever possible and recycling. Our sustainability efforts leverage available technology to substitute certain petroleum-based products with "green" products, such as SoyFoamTM, and to manufacture a range of fabrics that contain recycled, renewable or recyclable yarns that reduce our environmental impact. For example, we manufacture fabric with recycled content, such as recycled polyester derived from post-consumer waste, through grinding and re–extruding processes. Ocean Waste yarns are sourced from plastic ocean garbage that collects in fishing nets. After segregation, polyethylene terephthalate or PET plastic bottles and other plastic waste are recycled into a high-quality polymer, which is used to produce 100% recycled polyester yarn for fabric production.
Advanced Seating Craftsmanship and Innovation
We believe that our broad portfolio of capabilities, including advanced design and material integration skills, is a differentiating competitive advantage for us. Our team of experts at our Center for Craftsmanship in Southfield, Michigan has developed a portfolio of product technologies that deliver differentiated design, craftsmanship and comfort, as well as sustainable products. Through this dedicated studio, we are leveraging our unique position to be an industry leader in differentiated design and facilitating customer interactions with designers and engineers working collaboratively to create innovative solutions early in the design process. The breadth of our portfolio and depth of our design expertise allow us to have early involvement in the automotive manufacturer's design process and the opportunity to better integrate all seating components to provide differentiated design comfort, quality and overall value for the end consumer. We believe that our unmatched component capabilities, design know-how, global manufacturing presence and our portfolio of enabling and sustainable technologies uniquely position us to bring innovative designs into production with the highest level of craftsmanship.
We believe that we are the only fully integrated seating supplier with global capabilities in critical seat components, together with software design, integration and manufacturing expertise. To maintain our competitive advantage, we continue to drive advanced seating innovations through a combination of comprehensive product capabilities aligned with industry mega trends and early customer engagement. The result is a broad portfolio of innovative, sustainable solutions enabling our intelligent seating offerings for today and tomorrow. Examples of our advanced technology offerings can be found in our INTUTM Seating systems and ConfigurE+TM products.
Intelligent Seating (INTUTM Seating)
The seat offers a direct connection between the driver, passengers and vehicle systems. Our development of INTUTM technologies provides the driver and passengers with intelligent, intuitive seat system options that offer enhanced wellness, safety and comfort performance. Our extensive knowledge in consumer ergonomics and comfort, in combination with our electronics' capabilities, facilitated the development of our INTUTM seat features, which are capable of being programmed to identify certain key occupant inputs and automatically adjust the appropriate seat parameters to provide consumers with a better, highly personalized, in-vehicle experience.
Our INTUTM Comfort features were developed to improve comfort throughout long drives. Derived from our research, INTUTM Comfort deploys proprietary technology and in-house developed analytical processes to identify the optimal seat position for the occupant given certain conditions. For example, on extended trips, the lumbar support is continuously adjusted for optimal comfort, and seat bolsters automatically adjust during sharp curves to provide the driver with optimal support. The latest addition to our INTUTM Comfort features is INTUTM Thermal Comfort that heats or cools the occupant faster and more efficiently. We have developed and driven efficiencies into individual seat components and full system integration to outperform existing systems. Continued advancements in our INTUTM Thermal Comfort system are targeted to optimize the overall thermal performance of the vehicle interior, which may reduce vehicle energy consumption of both ICE and electric vehicles.
Configurable Seating Architecture (ConfigurE+TM)
The ability to provide flexible seat positioning while offering consumers advanced seating features and functions is now achievable through our ConfigurE+TM configurable seating architecture. Winner of a PACE Award, ConfigurE+TM with its configurable powered rail system enables selective seat positioning and/or removal for virtually limitless configurations while maintaining the functionality of the seat's electronic features. By providing power without a wire harness, seats can be easily removed for cargo management, and vehicle cabins can be quickly customized for traditional passenger or conference configurations, providing flexibility for personal, autonomous, ride-share and public transportation needs. Further, the potential market for ConfigurE+TM includes commercial trucks, as well as light vehicles.
Other Core Capabilities
With capabilities unmatched by any seat supplier in the industry, we consistently produce world-class seat systems to exceed the expectations of every type of driver and passenger. Our designs incorporate intelligent features, and our patented modular sub-assemblies with embedded technologies transform the seating market.
We maintain state-of-the-art testing, instrumentation and data analysis capabilities. We possess in-house, industry-leading seat validation test centers featuring crash worthiness, durability and full acoustic and sound quality testing capabilities. Together with computer-controlled data acquisition and analysis capabilities, these centers provide precisely controlled laboratory conditions for sophisticated testing of parts, materials and systems. In addition, we incorporate many convenience, comfort and safety features into our designs, including advanced whiplash prevention concepts, integrated restraint seat systems and side impact airbags. We also invest in our computer-aided engineering design and computer-aided manufacturing systems.
We have developed products and materials to improve comfort and ease of adjustment, promote customization and styling flexibility, increase durability and reliability, enhance safety, expand the usage of environmentally friendly materials and reduce cost and weight.
Our core capabilities extend into key seat components as well, including:
•Leather and Fabric – We deliver the most luxurious, durable and performance-tested leathers to more automotive brands globally than any other automotive leather supplier, while ensuring sustainable and responsible sourcing practices. Our premium leathers are designed for seamless integration with our industry leading secondary operations, exceeding customer expectations for quality and service. Our Eagle Ottawa premium leather group has developed and launched, in both Europe and North America, a new technology that allows for the creation of highly customizable designs with new levels of definition and pillowing, improving the comfort and style of the seat while retaining the air flow necessary for ventilated seats. Additionally, our proprietary anti-soiling performance leather finishing technology, AnsoléTM, improves durability and protects against staining and fading.
Our Guilford Premium Suede is a market-driven unique product positioned to compete with premium non-woven materials by providing a light weight, cost effective solution with improved functionality. Guilford Premium Suede is a luxury, premium material which is versatile and suitable for various interior applications, providing increased elongation and improved moldability for manufacturing processes. Our branded TeXstyleTM surface material coatings and treatment technologies enhance cleanability by releasing and repelling stains; prevent the growth of bacteria and mildew through the addition of antimicrobial treatments, including silver ion technologies; protect fabric against water and oil-based stains; minimize soiling of light colors; and are anti-static and anti-dusting.
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
•Foam and Comfort – Our highly engineered low-profile foam, low-emission foam and our first-to-market, U.S.-sourced SoyFoamTM are break-through innovations in comfort, safety and sustainability.
Manufacturing Leadership
Our continued focus on expanding our expertise and capabilities in materials, logistics and manufacturing is a key enabler in providing our customers with world-class seat system products. Our unique proprietary processes and employee engagement initiatives will continue to provide us with a competitive advantage.
We pioneered just-in-time ("JIT") seat assembly. Typically located adjacent to or near our customers' manufacturing and assembly sites, our JIT facilities deliver finished products matching our customers' exact build specifications for a particular day, shift and sequence. Our expertise in logistics and lean manufacturing processes enable us to meet our customers' delivery requirements while maintaining inventories at optimum levels.
We believe that we are the world's most vertically integrated manufacturer of complete seat systems. We utilize the latest industry innovations and automated technologies to facilitate our continuous improvement efforts. Moreover, we have continued to expand our employee engagement initiatives achieving global scalability and successfully driving cultural advances. Our initiatives have resulted in increased first-time quality, decreased absenteeism, material cost reductions and decreased average build times per vehicle.
Customers
The top five customers of our Seating segment are: General Motors, Daimler, Stellantis, Volkswagen and Ford.
Competition
Our primary competitors in this segment globally are Adient, plc, Faurecia S.A., Magna International Inc., Toyota Boshoku Corporation, TS Tech Co., Ltd. and Yanfeng Automotive Systems Co., Ltd., which have varying market presence depending on the region, country or automotive manufacturer. Toyota Motor Corporation and Honda Motor Co. Ltd. hold equity ownership positions in Toyota Boshoku Corporation and TS Tech Co., Ltd., respectively. Other automotive manufacturers maintain a presence in the seat systems market through wholly owned subsidiaries or in-house operations. In seat components, we compete with the seat systems suppliers identified above, as well as certain suppliers that specialize in particular components.
For additional factors that may impact our Seating segment's business, financial condition, operating results and/or cash flows, see Item 1A, "Risk Factors."
E-Systems Segment
Our E-Systems segment consists of the design, development, engineering and manufacture of complete electrical distribution and connection systems and electronic systems for light vehicles globally. We are a leader in signal distribution and power management within the vehicle for all types of powertrains – from traditional ICE architectures to the full range of electrified powertrains. We have connectivity hardware and software capabilities, including cybersecurity expertise, that facilitate secure, wireless communication between the vehicle's electrical and electronic architecture and external networks, as well as mobile devices and other vehicles. We also offer software and services for the cloud, vehicles and mobile devices that enable consumer e-commerce, multi-media applications and enterprise services among other new and emerging applications.
As the only automotive supplier with both electrical distribution and electronic capabilities for all vehicle architectures, we have a competitive advantage as we are able to offer our customers customized solutions optimized to provide complete architecture benefits. Our component designs contemplate the complete architecture performance, creating superior value for our customers. Our investments in electrification over the past thirteen years are providing us with a significant growth opportunity with respect to this trend. Further, electrified vehicle architectures represent a significant content per vehicle expansion opportunity for us.
Electrical Distribution and Connection Systems
Electrical distribution and connection systems route networks and electrical signals and manage electrical power within the vehicle for all types of powertrains, including traditional ICE architectures and the full range of electrified powertrains, supporting the current industry trend toward electrification. Key components in the electrical distribution and connection system include wire harnesses, terminals and connectors, and engineered components for both ICE and electrified vehicle architectures that require management of higher voltage and power.
Wire harness assemblies, including connection systems, link all of the various electrical and electronic devices within the vehicle to each other and/or to a power source. Our wire harnesses provide low voltage (12 volts / 48 volts) and high voltage (60 volts – 800 volts) power distribution. Low voltage wire harnesses are used on all light duty vehicles, and high voltage wire harnesses are used on hybrid, plug-in hybrid and battery electric vehicles. Wire harness assemblies are a collection of individual circuits fabricated from raw and insulated wire, which is automatically cut to length and terminated during the manufacturing process. Individual circuits are assembled together, inserted into connectors and wrapped or taped to form wire harness assemblies. The assembly process is labor intensive, and as a result, production is generally performed in low-cost labor sites in Mexico, Honduras, Brazil, Eastern Europe, Africa, China and the Philippines.
Connection systems include terminals and connectors and engineered components that join wire harnesses together at their respective end points or connect electronic devices to wire harnesses. Connection systems can vary significantly in size and complexity depending on the amount of power or data being transferred and the number of connections being made at any particular point in the electrical distribution system. Connection systems support both low voltage and high voltage power distribution. Low voltage connection systems are applicable on all light duty vehicles, and high voltage connection systems are applicable on hybrid, plug-in hybrid and battery electric vehicles. Our connection systems are produced using highly automated processes, including stamping, injection molding and automated assembly processes. In 2021, we entered into multiple partnerships to expand our business opportunities in connection systems, including partnerships with IMS Connector System, a technology company based in Germany to enable advanced high speed data connection systems, and Hu Lane Associate Inc., a world-class manufacturer of automotive connector products to expand our access to a broader catalog of product-enabling solutions for our customers. Our connection systems are currently manufactured in Germany, Eastern Europe, China and the United States. Key material inputs to our connection systems business include metals, such as copper and aluminum, and various resins.
Engineered components consist of molded components included as part of a wire harness assembly that perform specific functions, such as protection, routing, sealing or covering, to ensure that the wire harness assembly properly performs its function. In 2021, we acquired M&N Plastics, a privately owned injection molding specialist and manufacturer of engineered plastic components for automotive electrical distribution applications, significantly expanding our capabilities and footprint in engineered components. Engineered components are applicable on all vehicle architectures and are produced using molding processes. Our engineered components are currently manufactured in Germany, Czech Republic, the United States and China. Key material inputs to our engineered components are various resins.
Electronic Systems
In our E-Systems segment, we also design, develop, engineer and manufacture electronic systems, which control various functions within the vehicle, as well as develop and integrate the associated software for these electronic systems. Our embedded software solutions have traditionally been sourced as a system with our electronic hardware offerings. Our established capabilities in embedded control software will allow us to capitalize on such opportunities. Our electronic modules include body domain control modules, smart and passive junction boxes, and TCUs and gateway modules that are applicable to all vehicle types. As a result of thirteen years of investment in electrification, our electronic systems business also includes electronic modules that are specific to hybrid and electric vehicles, such as on-board battery chargers, power conversion modules, high voltage battery management systems and high voltage power distribution systems. Our engineering and development activities for electronics are in the United States (Southfield, Michigan), Germany, Spain, China and India. We

assemble these modules using specialized, high-speed surface mount placement equipment and assembly processes in Mexico, Europe, Northern Africa and China. Electronic system products and their applications include:
•Body Domain Control Modules – Body domain control modules primarily control vehicle interior functions outside of the vehicle's head unit or infotainment system.
•Zone Control Modules – Zone control modules are vehicle computers that control multiple functional domains (e.g., body, powertrain, chassis) within the vehicle.
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
•TCUs and Gateway Modules – Our TCUs and gateway modules facilitate secure access to, and communication with, all of the vehicle systems at a central point and translate various signals to facilitate data exchange across various vehicle domains.
•Integrated Power Modules – Integrated power modules are power electronics products used on hybrid, plug-in hybrid and battery electric vehicles that have at least two, but typically three, functions integrated into a single module to achieve efficiencies, including packaging size, reduced electrical connections and reduced mass. Our offerings are focused on the integration of on-board battery chargers, DC/DC converters and high voltage power distribution units.
•High Voltage Battery Management Systems – High voltage battery management systems are a system of multiple electronic control modules comprised of sensing modules and computing modules that provide sensing and assessment of the high voltage battery's condition, performance and status, as well as calculate appropriate control adjustments to battery temperature control, amperage draw and charge rate to ensure proper performance of the system.
•Battery Disconnect Unit – Battery disconnect units are high voltage switching and power control systems that manage the power in and out of electric vehicle batteries.
•Software – Our software offerings include embedded software, which is impacted by the increased complexity and processing power in electronic systems and is driving rapid increases in software requirements associated with these systems.
Technology
Our complete electrical distribution and connection system design capabilities, coupled with certain market-leading component technologies, allow early access to our customers' product development teams, which provides an indication of our customers' product needs and enables us to develop system design efficiencies. Our E-Systems business is technology driven and typically requires higher investment as a percentage of sales than our Seating business. Our expertise is developed and delivered by approximately 2,500 engineers across sixteen countries and is led by four global technology centers of excellence in China, Germany, Spain and the United States for each of our major product lines in this segment, which are described below.
In electrical distribution and connection systems, our technology includes expertise in the design and use of alternative conductor materials, such as aluminum, copper-clad steel and other hybrid alloys. Alternative conductor materials can enable the use of ultra small gauge conductors, which reduce the weight and packaging size of electrical distribution and connection systems. We also have developed proprietary manufacturing process technologies, such as our vertical manufacturing system that features three dimensional wire harness assembly boards. Our expertise in connection system technology facilitates our ability to implement these small gauge and alternative alloy conductors. We have developed advanced capabilities in aluminum terminals and aluminum wire termination, ultra small gauge termination and high voltage terminals and connectors. We have developed high packaging density in-line connectors and new small gauge terminals that will enable wire gauge reduction and provide our customers with smaller and lower cost solutions. With our high voltage connection systems, we have established a leading capability in power density (power per packaging size) that is being adopted by multiple automotive manufacturers. We have approximately 720 patents issued or applied for in the advanced efficiency systems product technology area. These technologies are supported by our proprietary virtual proving grounds, which is an industry-leading suite of in-house developed tools and processes to significantly reduce design, development and validation testing time and expense.
In electronic systems, we are a market leader in smart junction box technology and began production of our PACE Award-winning Solid State Smart Junction BoxTM in 2016. We are a leader in TCU technology and have capabilities to enable our TCUs and other electronic control modules to efficiently and securely manage the increasing amount of both wired and wireless signals running throughout, as well as outside of, the vehicle. We were first-to-market with an ethernet gateway module and the 2021 PACEpilot Innovation to Watch Award-winning 5G TCU. Our connectivity technologies also include full in-house software capabilities, encompassing 5G cellular expertise, vehicle-to-vehicle communications and cybersecurity. In high power electronics, we offer high efficiency battery chargers, which charge vehicles faster; high voltage battery management systems, which optimize battery performance for longer range and faster charging; highly integrated power modules, which reduce cost, weight and size while reducing time to charge and extending electric vehicle range; and battery disconnect units, which provide all of the high voltage switching for the electric vehicle battery. Our battery disconnect unit was a 2021 PACE Award winner for breakthrough technology in high voltage power and thermal management.
Software is a critical element of our electronic systems business. Software capabilities are becoming more important in the management of complex and highly sophisticated electronic architectures. Software within the vehicle is rapidly growing as a key element of technological innovation and a cost effective way to provide new features and functions.
For additional factors that may impact our E-Systems segment's business, financial condition, operating results and/or cash flows, see Item 1A, "Risk Factors."
Customers
The top five customers of our E-Systems segment are: Ford, Renault-Nissan, Jaguar Land Rover, Geely and Volkswagen.
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
Customers
In 2021, General Motors and Ford, two of the largest automotive and light truck manufacturers in the world, accounted for 18% and 14% of our net sales, respectively. In addition, Volkswagen, Daimler and Stellantis accounted for 12%, 11% and 11% of our 2021 net sales, respectively. We supply and have expertise in all vehicle segments of the automotive market. Our sales content tends to be higher on those vehicle platforms and segments which offer more features and functionality. The popularity of particular vehicle platforms and segments varies over time and by regional market. We expect to continue to win new business and grow sales at a greater rate than overall automotive industry production. For further information related to our customers and domestic and foreign sales and operations, see Note 15, "Segment Reporting," to the consolidated financial statements included in this Report.
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
Our customers typically award contracts several years before actual production is scheduled to begin. Each year, the automotive manufacturers introduce new models, update existing models and discontinue certain models and, periodically, even complete brands. In this process, we may be selected as the supplier on a new model, we may continue as the supplier on an updated model or we may lose the business on a new or updated model to a competitor. Our sales backlog reflects our estimated net sales over the next three years from formally awarded new programs, less lost and discontinued programs. This measure excludes the sales backlog at our non-consolidated joint ventures. As of January 2022, our 2022 to 2024 sales backlog is $3.3 billion, an increase of 18% as compared to our sales backlog as of January 2021. Our current sales backlog reflects $1.3 billion related to 2022 and 70% and 30% related to our Seating and E-Systems segments, respectively. In addition, our 2022 to 2024 sales backlog at our non-consolidated joint ventures is approximately $570 million. Our current sales backlog assumes volumes based on the independent industry projections of IHS Markit as of December 2021 and internal estimates, a Euro exchange rate of $1.13/Euro and a Chinese RMB exchange rate of 6.50/$. This sales backlog is generally subject to a number of risks and uncertainties, including vehicle production volumes on new and replacement programs and foreign exchange rates, as well as the timing of production launches and changes in customer development plans. For additional information regarding risks that may affect our sales backlog, see Item 1A, "Risk Factors," and Part II — Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements."

We receive purchase orders from our customers that generally provide for the supply of a customer's annual requirements for a particular vehicle model and assembly plant, or in some cases, for the supply of a customer's requirements for the life of a particular vehicle model, rather than for the purchase of a specified quantity of products. Although most purchase orders may be terminated by our customers at any time, such terminations have been infrequent and have not had a material impact on our operating results. We are subject to risks that an automotive manufacturer will produce fewer units of a vehicle model than anticipated or that an automotive manufacturer will not award us a replacement program following the life of a vehicle model. To reduce our reliance on any one vehicle model, we produce automotive systems and components for a broad cross-section of both new and established models. However, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating performance. Our net sales for the year ended December 31, 2021, consisted of 29% passenger cars, 54% crossover and sport utility vehicles and 18% trucks and vans.
Our agreements with our major customers generally provide for an annual productivity price reduction. Historically, cost reductions through product design changes, increased manufacturing productivity and similar programs with our suppliers have generally offset these customer-imposed price reduction requirements. However, raw material, energy and commodity costs can be volatile. Although we have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity environment. In addition, we are exposed to increasing market risk associated with fluctuations in foreign exchange as a result of our low-cost footprint and vertical integration strategies. We use derivative financial instruments to reduce our exposure to fluctuations in foreign exchange rates. For additional information regarding our foreign exchange and commodity price risk, see Part II — Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition — Foreign Exchange" and "— Commodity Prices."
Seasonality
Our principal operations are directly related to the automotive industry. Consequently, we may experience seasonal fluctuations to the extent automotive vehicle production slows, such as in the summer months when many customer plants close for holidays and/or model year changeovers, in December when many customer plants close for the holidays and during periods of high vehicle inventory.
Raw Materials
The principal raw materials used in our seat systems, electrical distribution and connection systems and electronic systems are generally available and obtained from multiple suppliers under various types of supply agreements. Components such as fabric, foam, leather, seat mechanisms, connection systems and certain other components are either manufactured by us internally or purchased from multiple suppliers under various types of supply agreements. The majority of the steel used in our products is comprised of fabricated components that are integrated into a seat system, such as seat frames, recliner mechanisms, seat tracks and other mechanical components. Therefore, our exposure to changes in steel prices is primarily indirect, through these purchased components. With the exception of certain connection systems, the materials that we use to manufacture wire harness assemblies are substantially purchased from suppliers, including extruded and insulated wire and cable. The majority of our copper purchases are comprised of extruded wire and cable that we integrate into electrical wire harnesses. In general, our copper purchases, as well as a significant portion of our leather purchases, are subject to price index agreements with our customers and suppliers. We utilize a combination of short-term and long-term supply contracts to purchase key components. We generally retain the right to terminate these agreements if our supplier does not remain competitive in terms of cost, quality, delivery, technology or customer support.
Intellectual Property
Worldwide, we have approximately 2,600 patents and patent applications pending. While we believe that our patent portfolio is a valuable asset, no individual patent or group of patents is critical to the success of our business. We also license selected technologies to automotive manufacturers and to other automotive suppliers. We continually strive to identify and implement new technologies for use in the design and development of our products.
Advanced technology development is conducted worldwide at our seven advanced technology centers and at our product engineering centers. At these centers, we engineer our products to comply with applicable safety standards, meet quality and durability standards, respond to environmental conditions and conform to customer and consumer requirements. Our global innovation and technology center located in Southfield, Michigan, develops and integrates new concepts and is our central location for consumer research, benchmarking, craftsmanship and industrial design activity.
We have numerous registered trademarks in the United States and in many foreign countries. The most important of these marks include LEAR CORPORATION® (including our stylized version thereof) and LEAR®, which are widely used in connection with our products and services. Our other principal brands include GUILFORD® and EAGLE OTTAWA®. ConfigurE+TM seating, INTUTM seating, LEAR CONNEXUSTM signal and data communications, EXOTM high-accuracy positioning, JOURNEYWARE® software, ProTec® active head restraints, SMART JUNCTION BOXTM technology, STRUCSURETM systems, AVENTINO® leather and TeXstyleTM fabrics are some of our other trademarks used in connection with certain of our product lines.
Government Regulations and Environmental Matters
We are subject to a variety of federal, state, local and foreign laws and regulations, including those related to health, safety and environmental matters. Costs incurred to comply with these governmental regulations are not material to our capital expenditures, financial performance or competitive position. Additional information about the impact of government regulations on Lear's business is included in Item 1A, "Risk Factors," under the heading "Legal and Regulatory Risks."
We are committed to sustainability in our operations and products. We adhere to local, state, federal and foreign laws, regulations and ordinances, which govern activities or operations that may have adverse environmental effects. These laws, regulations and ordinances may impose liability for clean-up costs resulting from past spills, disposals or other releases of hazardous wastes. For a description of our outstanding environmental matters and other legal proceedings, see Note 14, "Commitments and Contingencies," to the consolidated financial statements included in this Report.
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
Furthermore, we currently offer products with green technology, such as SoyFoamTM, and are creating technologies that facilitate environmentally friendly transportation alternatives, such as hybrid and electric vehicles. Our expertise, capabilities and environmental leadership are allowing us to expand our product offerings in this area.
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
As of December 31, 2021, we had fifteen operating joint ventures located in five countries. Of these joint ventures, five are consolidated, and ten are accounted for using the equity method of accounting. Thirteen of the joint ventures operate in Asia, and two operate in North America (both of which are dedicated to serving Asian automotive manufacturers). Net sales of our consolidated joint ventures accounted for approximately 8% of our net sales in 2021. As of December 31, 2021, our investments in non-consolidated joint ventures totaled $185 million.
A summary of our non-consolidated operating joint ventures, including ownership percentages, is shown below. For further information related to our joint ventures, see Note 6, "Investments in Affiliates and Other Related Party Transactions," to the consolidated financial statements included in this Report.

Country	Name	Ownership Percentage
China	Beijing BHAP Lear Automotive Systems Co., Ltd.	50%
China	Guangzhou Lear Automotive Components Co., Ltd.	50
China	Jiangxi Jiangling Lear Interior Systems Co., Ltd.	50
China	Lear Dongfeng Automotive Seating Co., Ltd.	50
China	Changchun Lear FAWSN Automotive Seat Systems Co., Ltd.	49
China	Shenyang Jinbei Lear Automotive Seating Co. Ltd.	49
China	Beijing Lear Hyundai Transys Co., Ltd.	40
Honduras	Honduras Electrical Distribution Systems S. de R.L. de C.V.	49
India	Hyundai Transys Lear Automotive Private Limited	35
United States	Kyungshin-Lear Sales and Engineering LLC	49

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
Due to the overall global economic conditions in 2020, largely as a result of the COVID-19 pandemic, the automotive industry experienced a decline in global customer sales and production volumes. Although industry production increased 3% in 2021 over 2020, production remains well below recent historic levels and consumer demand. This was largely due to the continuing impact of the COVID-19 pandemic in 2021, particularly through supply shortages. In 2021, the automotive industry suffered from supply chain delays and stoppages due to shipping delays resulting in increased freight costs and closed supplier facilities and distribution centers. The industry also faced workforce and staffing shortages, as well as scarcity and increases in prices of raw materials. As a result, we have experienced and may continue to experience reductions in orders from our customers in certain regions. An economic downturn or other adverse industry conditions that result in a decline in the production levels of our major customers, particularly with respect to models for which we are a significant supplier, or the financial distress of one or more of our major customers could reduce our sales or otherwise adversely affect our financial condition, operating results and cash flows. Further, our ability to reduce the risks inherent in certain concentrations of business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall. We may not be successful in such diversification.
•Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance.
Raw material, energy and commodity costs can be volatile. Although we have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, typically do not offset all of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity price environment. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control, including trade laws and tariffs, natural disasters, global pandemics like COVID-19 and resulting supply chain disruptions, and may impact our ability to meet the production demands of our customers. Currently, due to a variety of global factors, the insufficient availability of semiconductor chips is adversely affecting, and may continue to adversely affect, a number of industries, including the automotive industry. If the costs of raw materials, energy, commodities and product components increase or the availability thereof is restricted, it could adversely affect our financial condition, operating results and cash flows.
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

The automotive industry was particularly negatively impacted by the situation with a sudden and sharp decline in consumer demand and automotive manufacturers suspending or severely limiting automobile production globally during portions of 2020. Although industry production increased 3% in 2021 over 2020, production remains well below recent historic levels and consumer demand, and we experienced, and we may continue to experience, reductions in orders from our customers globally, which in turn adversely affected, and may continue to affect, our financial performance. This reduction in orders may be further exacerbated by a continued global economic downturn resulting from the pandemic, which could decrease consumer demand for vehicles or result in the financial distress of one or more of our customers or suppliers. As described in more detail under "Our industry is cyclical and a decline in the production levels of our major customers, particularly with respect to models for which we are a significant supplier, or the financial distress of one or more of our major customers could adversely affect our financial performance" above and "Adverse developments affecting or the financial distress of one or more of our suppliers could adversely affect our financial performance" below, decreases in consumer demand for automotive vehicles, declines in the production levels of our major customers, financial distress of one or more of our major customers or suppliers or other adverse developments affecting one or more of our suppliers, could adversely affect our financial performance. In addition, if COVID-19 were to affect a significant amount of the workforce employed or operating at our facilities, we could experience delays or the inability to produce and deliver products to our customers on a timely basis.
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
During the COVID-19 pandemic, our reliance on internet technology has increased due to the number of employees working remotely. This reliance has resulted in increased data privacy and cybersecurity risks, including the risk that we fail to appropriately maintain the security of the data we hold. See "— A disruption in our information technology systems, or those of our customers or suppliers, including a disruption related to cybersecurity, could adversely affect our financial performance" below.
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
We receive purchase orders from our customers, which generally provide for the supply of a customer's annual requirements for a particular vehicle model and assembly plant or, in some cases, for the supply of a customer's requirements for the life of a particular vehicle model, rather than for the purchase of a specific quantity of products. In addition, it is possible that our customers could elect to manufacture our products internally or increase the extent to which they require us to utilize specific suppliers or materials in the manufacture of our products. The loss of business with respect to, the lack of commercial success of or an increase in directed component sourcing for a vehicle model for which we are a significant supplier could reduce our sales or margins and thereby adversely affect our financial condition, operating results and cash flows.
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
A substantial number of our employees and the employees of our largest customers and suppliers are members of industrial trade unions and are employed under the terms of various labor agreements. We have labor agreements covering approximately 77,500 employees globally. In the United States and Canada, each of our unionized facilities has a separate collective bargaining agreement with the union that represents the workers at such facility, with each such agreement having an expiration date that is independent of the other agreements. Labor agreements covering approximately 86% of our global unionized work force, including labor agreements in the United States and Canada covering approximately 3% of our global unionized workforce, are scheduled to expire in 2022. There can be no assurances that future negotiations with the unions will be resolved favorably or that we will not experience a work stoppage or disruption that could adversely affect our financial condition, operating results and cash flows. A labor dispute involving us, any of our customers or suppliers or any other suppliers to our customers or that otherwise affects our operations, or the inability by us, any of our customers or suppliers or any other suppliers to our customers to negotiate, upon the expiration of a labor agreement, an extension of such agreement or a new agreement on satisfactory terms could adversely affect our financial condition, operating results and cash flows. In addition, if any of our significant customers experience a material work stoppage, such as the General Motors labor strike in the fall of 2019, that customer may halt or limit the purchase of our products. This could require us to shut down or significantly reduce production at facilities relating to such products, which could adversely affect our business and harm our profitability.
•Our ability to attract, develop, engage and retain qualified employees could affect our ability to execute our strategy.
Our success depends, in part, on our ability to identify and attract qualified candidates with the requisite education, background and experience, as well as our ability to develop, engage and retain qualified employees. Failure to attract, develop, engage and retain qualified employees, whether as a result of an insufficient number of qualified applicants, difficulty in recruiting new employees or inadequate resources to train, integrate and retain qualified employees, could impair our ability to execute our business strategy and could adversely affect our business. In addition, while we strive to reduce the impact of the departure of employees, our operations and/or our ability to execute our business strategy and meet our business objectives may be affected by the loss of employees, particularly when departures involve larger numbers of employees, such as with a surge in the number of employees voluntarily terminating their employment similar to that experienced by other employers and industries since 2020. Higher rates of employee separations may adversely affect us through decreased employee morale, the loss of knowledge of departing employees and the devotion of resources to recruiting and onboarding new employees.
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
Our financial performance depends, in part, on our ability to successfully execute our strategic objectives. Our objectives are to deliver superior long-term stockholder value by investing in innovation to drive business growth and profitability, while maintaining a strong balance sheet and returning excess cash to our stockholders. Various factors, including the industry environment and the other matters described herein and in Part II — Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," including "— Forward-Looking Statements," could adversely affect our ability to execute our strategic objectives. These risk factors include our failure to identify suitable opportunities for organic investment and/or acquisitions, our inability to successfully develop such opportunities or complete such acquisitions or our inability to successfully utilize or integrate the investments in our operations. Our failure to execute our strategic objectives could adversely affect our financial condition, operating results and cash flows. Moreover, there can be no assurances that, even if implemented, our strategic objectives will be successful.
•Our inability to effectively manage the timing, quality and costs of new program launches could adversely affect our financial performance.
In connection with the award of new business, we obligate ourselves to deliver new products and services that are subject to our customers' timing, performance and quality standards. Additionally, as a Tier 1 supplier, we must effectively coordinate the activities of numerous suppliers in order for the program launches of our products to be successful. Given the complexity of new program launches, we may experience difficulties managing product quality, timeliness and associated costs. In addition, new program launches require a significant ramp up of costs; however, our sales related to these new programs generally are dependent upon the timing and success of our customers' introduction of new vehicles. Our inability to effectively manage the timing, quality and costs of these new program launches could adversely affect our financial condition, operating results and cash flows.
•We operate in a highly competitive industry and efforts by our competitors, as well as new non-traditional entrants to the industry, to gain market share could adversely affect our financial performance.
We operate in a highly competitive industry. We and most of our competitors are seeking to expand market share with new and existing customers, including in Asia and other potential high growth regions. Our customers award business based on, among other things, price, quality, service and technology. Our competitors' efforts to grow market share could exert downward pressure on our product pricing and margins. In addition, the automotive industry has attracted, and will continue to attract, non-traditional entrants as a result of the evolving nature of the automotive vehicle market, including autonomous vehicles, ride sharing and on-demand transportation. Further, the global automotive industry is experiencing a period of significant technological change, including a focus on environmentally sustainable vehicles and subcomponents. As a result, the success of portions of our business requires us to develop, acquire and/or incorporate new technologies and depends not only on our customers' ability to execute their strategies to exploit these technologies but also on the adoption of such technologies by end consumers. Such technologies are subject to rapid obsolescence. Our inability to maintain access to these technologies (through development, acquisition or licensing) may adversely affect our ability to compete. If we are unable to differentiate our products, maintain a low-cost footprint or compete effectively with technology-focused new market entrants, we may lose market share or be forced to reduce prices, thereby lowering our margins. Any such occurrences could adversely affect our financial condition, operating results and cash flows.
•If we do not respond appropriately, the evolution of the global transportation industry towards electrification, connectivity, autonomy and shared mobility could adversely affect our business.
The global transportation industry is increasingly focused on the development of more fuel-efficient solutions to meet demands from consumers and governments worldwide to address climate change and an increased desire for environmentally sustainable solutions. The impacts of these changes on us are uncertain and could ultimately prove dramatic. If we do not respond appropriately, the evolution towards electrification and other energy sources could adversely affect our business. The increased adoption of electrified and other non-internal combustion-based powertrains, such as fuel cells, may result in lower demand for some of our products. For example, there has been an increase in consumer preferences for car and ride sharing, as opposed to automobile ownership, which may result in a long-term reduction in the number of vehicles per capita. The evolution of the industry towards electrification, connectivity, autonomy and shared mobility has also attracted increased competition from entrants outside of the traditional light vehicle industry, some of whom may seek to provide products which compete with ours. Failure to innovate and to develop or acquire new and compelling products that capitalize upon new technologies in response to these evolving consumer preferences and demands could adversely affect our financial condition, operating results and cash flows.
•An emphasis on global climate change and other ESG matters by various stakeholders could negatively affect our business.
Customer, investor and employee expectations in areas such as the environment, social matters and corporate governance have been rapidly evolving and increasing. The enhanced stakeholder focus on ESG issues requires the continuous monitoring of various and evolving standards and the associated reporting requirements. A failure to adequately meet stakeholder expectations may result in the loss of business, diluted market valuation, an inability to attract customers or an inability to attract and retain top talent.

•Global climate change could negatively affect our business.
The effects of climate change, such as extreme weather conditions, could impact our business. Such effects could disrupt our operations by impacting the availability and cost of materials needed for manufacturing and could increase insurance and other operating costs. These factors may impact our decisions to construct new facilities or maintain existing facilities in areas most prone to physical climate risks. We could also experience indirect financial risks passed through the supply chain and disruptions that could result in increased prices for our products and the resources needed to produce them.
•Impairment charges relating to our goodwill and long-lived assets could adversely affect our financial performance.
We regularly monitor our goodwill and long-lived assets for impairment indicators. In conducting our goodwill impairment testing, we may first perform a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount. If not, no further goodwill impairment testing is required. If it is more likely than not that a reporting unit's fair value is less than its carrying amount, or if we elect not to perform a qualitative assessment of a reporting unit, we then compare the fair value of the reporting unit to the related net book value. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. In conducting our impairment analysis of long-lived assets, we compare the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. Changes in economic or operating conditions impacting our estimates and assumptions could result in the impairment of our goodwill or long-lived assets. In the event that we determine that our goodwill or long-lived assets are impaired, we may be required to record a significant charge to earnings that could adversely affect our financial condition and operating results.
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
As of December 31, 2021, we had approximately $2.6 billion of outstanding indebtedness, as well as $2.0 billion available for borrowing under our revolving credit facility. As of December 31, 2021, there were no amounts outstanding under our revolving credit facility. The debt instruments governing our indebtedness contain covenants that may restrict our business activities or our ability to execute our strategic objectives, and our failure to comply with these covenants could result in a default under our indebtedness. We also lease certain buildings and equipment under non-cancelable lease agreements with terms exceeding one year, which are accounted for as operating leases. Additionally, any downgrade in the ratings that rating agencies assign to us and our debt may ultimately impact our access to capital markets. Our inability to generate sufficient cash flow to satisfy our debt and lease obligations, to refinance our debt obligations or to access capital markets on commercially reasonable terms could adversely affect our financial condition, operating results and cash flows.
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
We are also dependent on security measures that some of our customers, suppliers and other third-party service providers take to protect their own systems and infrastructures. Any security breach of any of these third-parties' systems could result in unauthorized access to our or our customers' or suppliers' sensitive data or our own information technology systems, cause us to be non-compliant with applicable laws or regulations, subject us to legal claims or proceedings, disrupt our operations, damage our reputation or cause a loss of confidence in our products or services, any of which could adversely affect our financial performance.
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
•Increasing focus on environmental laws and regulations globally could cause us to incur significant costs.
Concerns over environmental pollution and climate change have produced significant legislative and regulatory efforts globally, and we believe that this will continue both in scope and in the number of countries participating. In addition, as climate change issues become more prevalent, foreign, federal, state and local governments and our customers have been responding to these issues. The increased focus on environmental sustainability may result in new regulations and customer requirements, or changes in current regulations and customer requirements, which could adversely affect our business, financial condition and operating results. If we are unable to effectively manage real or perceived issues, including concerns about environmental impacts or similar matters, sentiments toward us or our products could be negatively impacted, and our business, financial condition and operating results could be adversely affected.
Changing government regulations related to greenhouse gas emissions and energy efficiency and growing recognition among consumers of the dangers of climate change may also require changes at the product/production process level. These trends may also prompt automotive manufacturers to make or accelerate commitments to carbon neutrality, which could in turn prompt us to make changes at the product/production process level. This could require additional cost and/or investment to make products/production processes compliant and/or carbon neutral.
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
As a result of changes to U.S. administrative policy, among other possible changes, there may be (i) changes in policies pertaining to the environment; (ii) changes to existing trade agreements; (iii) greater restrictions on free trade generally; and (iv) significant increases in customs duties and tariffs on goods imported into the United States. The United States-Mexico-Canada Agreement ("USMCA"), which serves as the successor agreement to the North American Free Trade Agreement ("NAFTA"), became effective on July 1, 2020. There can be no assurance that the ongoing transition to the higher North American automotive content requirements in the USMCA will not adversely affect our business. The United States still maintains significant tariffs on most imports from China. It remains unclear what specific actions the current U.S. administration may take to resolve trade-related issues with China and other countries. A trade war, other governmental action related to tariffs or international trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently manufacture and sell products or any resulting negative sentiments towards the United States could adversely affect our business, financial condition, operating results and cash flows.
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.
ITEM 2 – PROPERTIES
As of December 31, 2021, our properties include just-in-time manufacturing facilities, dedicated component manufacturing facilities, and sequencing and distribution sites in 38 countries. A summary of these properties by operating segment and by region is shown below:

	North America	Europe and Africa	Asia	South America	Total
Seating	59	60	37	10	166
E-Systems	16	27	19	4	66
	75	87	56	14	232
In addition, we have 21 administrative/technical support facilities. Our properties include seven advanced technology centers (one at our corporate headquarters in Southfield, Michigan, one additional in North America, two in Europe and three in Asia). Of our 253 total properties, 100 are owned and 153 are leased.
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
Not applicable.

SUPPLEMENTARY ITEM – INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table sets forth the names, ages and positions of our executive officers. Executive officers are appointed annually by our Board of Directors and serve at the pleasure of our Board.

Name	Age	Position
Jason M. Cardew	51	Senior Vice President and Chief Financial Officer
Alicia J. Davis	51	Senior Vice President and Chief Strategy Officer
Thomas A. DiDonato	63	Senior Vice President and Chief Administrative Officer
Amy A. Doyle	54	Vice President and Chief Accounting Officer
Carl A. Esposito	54	Senior Vice President and President, E-Systems
Harry A. Kemp	46	Senior Vice President, General Counsel and Corporate Secretary
Frank C. Orsini	49	Executive Vice President and President, Seating
Raymond E. Scott	56	President and Chief Executive Officer
Marianne Vidershain	42	Vice President and Treasurer
Set forth below is a description of the business experience of each of our executive officers.

Jason M. Cardew	Mr. Cardew is the Company's Senior Vice President and Chief Financial Officer, a position he has held since November 2019. Mr. Cardew most recently served as the Company's Vice President, Finance - Seating and E-Systems since September 2018. Prior to that, he served as the Company's Vice President, Finance - Seating since April 2012. Previously, he served as the Company's Vice President and Interim Chief Financial Officer since September 2011, Vice President, Finance - Financial Planning and Analysis since April 2010, Vice President, Finance - Seating since 2008, Vice President - Finance since 2003 and in various financial roles since joining the Company in 1992.

Alicia J. Davis	Ms. Davis is the Company's Senior Vice President and Chief Strategy Officer, a position she has held since May 2021. Ms. Davis most recently served as the Company's Senior Vice President, Corporate Development and Investor Relations since September 2019. Prior to that, she served as the Company's Vice President, Investor Relations since joining the Company in August 2018. Prior to joining the Company, Ms. Davis was on the faculty at the University of Michigan Law School since June 2004, where she most recently served as an unpaid, tenured professor and the Associate Dean for Strategic Initiatives. Previous to that, she was a lawyer at Kirkland & Ellis since June 2002, a Vice President at Raymond James & Associates since August 1999 and an Investment Banking Analyst at Goldman Sachs from August 1993 to June 1995.

Thomas A. DiDonato	Mr. DiDonato is the Company's Senior Vice President and Chief Administrative Officer, a position he has held since January 2019. Mr. DiDonato most recently served as the Company's Senior Vice President, Human Resources since joining the Company in April 2012. Prior to joining the Company, Mr. DiDonato served as Executive Vice President, Human Resources for American Eagle Outfitters, Inc. since 2005, Chief People Officer for H.J. Heinz from April 2004 to July 2005 and Senior Vice President, Human Resources for Heinz North America from July 2001 to April 2004. Earlier experiences include directing human resources for a $14 billion division of Merck & Co. and heading worldwide staffing for Pepsico. Mr. DiDonato began his career at General Foods Corporation and moved up to manage the personnel at its largest manufacturing facility.

Amy A. Doyle	Ms. Doyle is the Company's Vice President and Chief Accounting Officer, a position she has held since May 2017. Ms. Doyle most recently served as the Company's Assistant Corporate Controller since September 2006. Previously, she served in positions of increasing responsibility at the Company, including Director, Financial Reporting since 2003 and Manager, Financial Reporting since joining the Company in 1999. Prior to joining the Company, Ms. Doyle served as an audit manager for Arthur Andersen LLP.

Carl A. Esposito	Mr. Esposito is the Company's Senior Vice President and President, E-Systems, a position he has held since joining the Company in September 2019. Prior to joining the Company, Mr. Esposito served at Honeywell Aerospace, a division of Honeywell International Inc., as President of the Electronic Solutions Strategic Business Unit from January 2017 to July 2019 and at Honeywell International Inc. as Vice President of Aerospace Marketing, Product Management and Strategy since December 2010, Vice President of Avionics Systems Marketing and Product Management since December 2009, Vice President of Global Business Aviation Sales and EMEAI Customer Support since January 2007 and in various other roles since 1990.

Harry A. Kemp
Mr. Kemp is the Company's Senior Vice President, General Counsel and Corporate Secretary, a position he has held since August 2019. In this role, Mr. Kemp has responsibility for the Company's Compliance and Environmental, Social and Governance activities. Mr. Kemp most recently served as the Company's Vice President and Corporate Counsel since January 2019. Previously, he served as the Company's Vice President and Divisional Counsel - Seating since September 2016 and Vice President and Divisional Counsel - E-Systems since joining the Company in December 2009. Prior to joining the Company, Mr. Kemp was a partner at Bodman PLC since 2003 and served as an engagement manager at McKinsey and Company, a global management consulting firm, since 2000.

Frank C. Orsini	Mr. Orsini is the Company's Executive Vice President and President, Seating, a position he has held since March 2018. Mr. Orsini most recently served as the Company's Senior Vice President and President, E-Systems since September 2012. Prior to that, he served as the Company's Vice President and Interim President, E-Systems since October 2011. Previously, he served as the Company's Vice President, Operations, E-Systems since 2009, Vice President, Sales, Program Management & Manufacturing, E-Systems since 2008, Vice President, North America Seating Operations since 2005 and in various other management positions since joining the Company in 1994.

Raymond E. Scott	Mr. Scott is the Company's President and Chief Executive Officer, a position he has held since March 2018. Mr. Scott most recently served as the Company's Executive Vice President and President, Seating since November 2011. Prior to that, he served as the Company's Senior Vice President and President, E-Systems since February 2008. Previously, he served as the Company's Senior Vice President and President, North American Seat Systems Group since August 2006, Senior Vice President and President, North American Customer Group since June 2005, President, European Customer Focused Division since June 2004 and President, General Motors Division since November 2000.

Marianne Vidershain	Ms. Vidershain is the Company's Vice President and Treasurer, a position she has held since February 2021. Ms. Vidershain most recently served as the Company's Assistant Treasurer since January 2018. Prior to that, she served as the Company's Director, Global Financial Planning & Analysis since January 2015. Previously, she served as the Company's Director, Finance – Global Purchasing since February 2014, Director, Capital Markets and Subsidiary Finance since April 2010, Treasury Manager since January 2007 and in various other treasury positions since joining the Company in 2004.

PART II
ITEM 5 – MARKET FOR THE COMPANY'S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the New York Stock Exchange under the symbol "LEA."
Dividends
We currently expect to pay quarterly cash dividends in the future, although such payments are at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors that our Board of Directors may consider at its discretion. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements," and Note 12, "Capital Stock, Accumulated Other Comprehensive Loss and Equity," to the consolidated financial statements included in this Report.
Holders of Common Stock
The Transfer Agent and Registrar for our common stock is Computershare Trust Company, N.A., located in Canton, Massachusetts. On February 7, 2022, there were 244 registered holders of record of our common stock.
For certain information regarding our equity compensation plans, see Part III — Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information."
Common Stock Share Repurchase Program
Since the first quarter of 2011, our Board of Directors has authorized $6.1 billion in share repurchases under our common stock share repurchase program. As of December 31, 2021, we have repurchased, in aggregate, $4.8 billion of our outstanding common stock, at an average price of $90.97 per share, excluding commissions and related fees. As of December 31, 2021, we have a remaining repurchase authorization of $1.3 billion, which expires on December 31, 2022.
In March 2020, as a proactive measure in response to the COVID-19 pandemic, we suspended share repurchases under our common stock share repurchase program. Share repurchases were reinstated in the second quarter of 2021. Since the reinstatement through December 31, 2021, we repurchased approximately $100 million of shares. There were no shares repurchased during the fiscal quarter ended December 31, 2021.
We may implement share repurchases through a variety of methods, including, but not limited to, open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which we may repurchase our outstanding common stock and the timing of such repurchases will depend upon our financial condition, results of operations, capital requirements, prevailing market conditions, alternative uses of capital and other factors. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements," and Note 12, "Capital Stock, Accumulated Other Comprehensive Loss and Equity," to the consolidated financial statements included in this Report.

Performance Graph
The following graph compares the cumulative total stockholder return from December 31, 2016 through December 31, 2021, for our common stock, the S&P 500 Index and a peer group (1) of companies that we have selected for purposes of this comparison. We have assumed that dividends have been reinvested, and the returns of each company in the S&P 500 Index and the peer group have been weighted to reflect relative stock market capitalization. The graph below assumes that $100 was invested on December 31, 2016, in each of our common stock, the stocks comprising the S&P 500 Index and the stocks comprising the peer group.

	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
Lear Corporation	$100.00	$135.21	$95.61	$109.34	$127.82	$148.55
S&P 500	$100.00	$121.82	$116.47	$153.13	$181.29	$233.28
Peer Group (1)	$100.00	$130.45	$79.67	$98.20	$115.28	$125.39
(1)    We do not believe that there is a single published industry or line of business index that is appropriate for comparing stockholder returns. As a result, we have selected a peer group comprised of representative independent automotive suppliers whose common stock is publicly traded. Our peer group, referenced in the graph above, consists of Adient plc, American Axle & Manufacturing Holdings Inc., Aptiv PLC, Autoliv, Inc., BorgWarner Inc., Continental AG, Cooper-Standard Holdings Inc., Dana Incorporated, Faurecia, Gentex Corporation, Gentherm Incorporated, Magna International, Inc., Tenneco Inc., Valeo and Visteon Corporation.
ITEM 6 – RESERVED

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
We are a global automotive technology leader in Seating and E-Systems, enabling superior in-vehicle experiences for consumers around the world. We supply seating, electrical distribution and connection systems and electronic systems to all of the world's major automotive manufacturers.
Lear is built on a foundation and strong culture of innovation, operational excellence, and engineering and program management capabilities. We use our product, design and technological expertise, as well as our global reach and competitive manufacturing footprint, to achieve our financial goals and objectives. These include continuing to deliver profitable growth (balancing risks and returns); investing in innovation to drive business growth and profitability; maintaining a strong balance sheet with investment grade credit metrics; and consistently returning capital to our stockholders. Further, we have aligned our strategy with the key trends affecting our business — electrification, connectivity, autonomy and shared mobility. At Lear, we are Making every drive betterTM by providing technology for safer, smarter and more comfortable journeys, while adhering to our values — Be Inclusive. Be Inventive. Get Results the Right Way.
Our business is organized under two reporting segments: Seating and E-Systems. Each of these segments has a varied product and technology range across a number of component categories.
Our Seating business consists of the design, development, engineering and manufacture of complete seat systems, seat subsystems and key seat components. Our capabilities in operations and supply chain management enable synchronized (just-in-time) assembly and delivery of high volumes of complex complete seat systems to our customers. Included in our complete seat system and subsystem solutions are advanced comfort, wellness and safety offerings, as well as configurable seating product technologies. All of these products are compatible with traditional internal combustion engine ("ICE") architectures and the full range of hybrid, plug-in hybrid and battery electric architectures (collectively, "electrified powertrains"). Our advanced comfort, wellness and safety offerings are facilitated by our system, component and integration capabilities, together with our in-house electronics, sensor, software and algorithm competencies. We anticipate that our comfort offerings will be enhanced by the acquisition of substantially all of Kongsberg Automotive's Interior Comfort Systems business unit ("Kongsberg"), which is expected to close in the first quarter of 2022. As the most vertically integrated global seat supplier, our key seat component product offerings include seat trim covers, surface materials such as leather and fabric, seat mechanisms, seat foam and headrests.
Our E-Systems business consists of the design, development, engineering and manufacture of complete electrical distribution and connection systems and electronic systems. The combination of these capabilities enables us to provide our customers with customizable solutions with optimized designs at a competitive cost. Electrical distribution and connection systems utilize low voltage wire, high voltage wire, high speed data cables and flat wiring to connect networks and electrical signals and manage electrical power within the vehicle for all types of powertrains – from traditional ICE architectures to the full range of electrified powertrains. Key components in our electrical distribution and connection systems portfolio include wire harnesses, terminals and connectors and engineered components for both ICE architectures and electrified powertrains that require management of higher voltage and power. Electronic systems facilitate signal, data and power management within the vehicle and include the associated software required to facilitate these functions. Key components in our electronic systems portfolio include body domain control modules and products specific to electrification and connectivity. Electrification products include on-board battery chargers, power conversion modules, high voltage battery management systems and high voltage power distribution systems. Connectivity products include telematics control units ("TCU") and gateway modules to manage both wired and wireless networks and data in vehicles. In addition to electronic modules, we offer software that includes cybersecurity, advanced vehicle positioning for automated and autonomous driving applications and full capabilities in both dedicated short-range communication and cellular protocols for vehicle connectivity. Our software offerings include embedded control software and cloud and mobile device-based software and services. Our customers traditionally have sourced our electronic hardware together with the software that we embed in it.
We serve all of the world's major automotive manufacturers across both our Seating and E-Systems businesses, and we have automotive content on more than 450 vehicle nameplates worldwide. It is common for us to have both seating and electrical and/or electronic content on the same vehicle platform.
Our businesses benefit globally from leveraging common operating standards and disciplines, including world-class product development and manufacturing processes, as well as common customer support and regional infrastructures, all of which contribute to our reputation for operational excellence. Our core capabilities are shared across component categories and include: high-precision manufacturing and assembly with short lead times; management of complex supply chains; global engineering and program management skills; the agility to establish and/or transfer production between facilities quickly; and, a unique customer-focused culture. Our businesses utilize proprietary, industry-specific processes and standards, leverage common low-cost engineering centers and share centralized operating support functions. These functions include logistics, supply chain management, quality, health and safety, and all major administrative functions.
Industry Overview
Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on the availability of raw materials and components and consumer demand for automotive vehicles, and our content per vehicle. In 2020, unprecedented industry disruptions related to the COVID-19 pandemic, particularly in the first half of the year, impacted our operations in every region of the world. Although industry production increased 3% in 2021 over 2020, production remains well below recent historic levels and consumer demand. Production in the second half of 2021 decreased 16% relative to the second half of 2020. This was largely due to the continuing impact of the COVID-19 pandemic in 2021, particularly through supply shortages. The most significant supply shortage relates to semiconductor chips, which impacted global vehicle production and resulted in reductions and cancellations of planned production. In addition, we experienced increased costs related to labor shortages and inefficiencies and ongoing costs related to personal protective equipment, all of which are likely to continue for a period of time. Increases in certain commodity costs, as well as transportation and logistics costs, are also impacting, and will continue to impact, our operating results for the foreseeable future. Further, a resurgence of the COVID-19 virus or its variants, including corresponding "stay at home" or similar government orders impacting industry production, could impact our financial results. For risks related to the COVID-19 pandemic, including supply shortages, see Item 1A, "Risk Factors."
Global automotive industry production volumes in 2021, as compared to 2020, are shown below (in thousands of units):

	2021 (1)	2020 (1) (2)	% Change
North America	13,032.4	13,024.0	—%
Europe and Africa	16,182.2	16,855.8	(4%)
Asia	41,370.5	39,179.8	6%
South America	2,507.6	2,163.4	16%
Other	1,443.0	1,391.0	4%
Global light vehicle production	74,535.7	72,614.0	3%
(1) Production data based on IHS Markit.
(2) Production data for 2020 has been updated from our 2020 Annual Report on Form 10-K to reflect actual production levels.
Automotive sales and production can be affected by the age of the vehicle fleet and related scrappage rates, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, the availability and cost of credit, the availability of critical components needed to complete the production of vehicles, restructuring actions of our customers and suppliers, facility closures, changing consumer attitudes toward vehicle ownership and usage and other factors. Our operating results are also significantly impacted by the overall commercial success of the vehicle platforms for which we supply particular products, as well as the level of vertical integration and profitability of the products that we supply for these platforms. The loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could adversely affect our operating results. In addition, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating results.
Our percentage of consolidated net sales by region in 2021 and 2020 is shown below:

	2021	2020
North America	39%	39%
Europe and Africa	35%	37%
Asia	22%	21%
South America	4%	3%
Total	100%	100%
Our ability to reduce the risks inherent in certain concentrations of business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall.
The automotive industry, and our business, continue to be shaped by the broad trends of electrification, connectivity, autonomy, and shared mobility. We also consider demand and regulatory developments for improved energy efficiency, sustainability, enhanced safety and communications (e.g., government mandates related to fuel economy, carbon emissions and safety equipment) to be significant drivers of these trends, each of which is likely to be at the forefront of our industry for the foreseeable future.
In addition to key foundational attributes imperative for success as an automotive supplier (quality, service and cost), our strategic initiatives focus on furthering our competitive differentiation through vertical integration, disruptive innovation and advanced manufacturing technology. We have expanded key component capabilities through organic investment and acquisitions to ensure a full complement of the best solutions for our customers. We have restructured, and continue to align, our manufacturing and engineering footprint to attain a leading competitive cost position globally. We have established or expanded activities in new and growing markets, in support of our customers' growth initiatives and in pursuit of opportunities with new customers. These initiatives have helped us achieve our financial goals overall, as well as a more balanced regional, customer and vehicle segment diversification in our business.
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
Our material cost as a percentage of net sales was 65.4% in 2021, as compared to 64.3% in 2020 and 65.0% in 2019, reflecting increases in certain commodity costs. Raw material, energy and commodity costs can be volatile, reflecting changes in supply and demand and global trade and tariff policies. Our primary commodity cost exposures relate to steel, copper and leather. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, contractual recovery mechanisms and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. Further, our exposure to changes in steel prices is primarily indirect, through purchased components, and a significant portion of our copper, leather and direct steel purchases are subject to price index agreements with our customers and suppliers. However, these strategies, together with commercial negotiations with our customers and suppliers, typically do not offset all of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity price environment. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See Part I — Item 1A, "Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance," and "— Forward-Looking Statements" below.
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
Our success in generating cash flow will depend, in part, on our ability to manage working capital effectively. Working capital can be significantly impacted by the timing of cash flows from sales and purchases. Historically, we generally have been successful in aligning our vendor payment terms with our customer payment terms. However, our ability to continue to do so may be impacted by adverse automotive industry conditions, changes to our customers' payment terms and the financial condition of our suppliers, as well as our financial condition. In addition, our cash flow is impacted by our ability to manage our inventory and capital spending effectively. We utilize return on invested capital as a measure of the efficiency with which our assets generate earnings. Improvements in our return on invested capital will depend on our ability to maintain an appropriate asset base for our business and to increase productivity and operating efficiency.

Acquisitions
Kongsberg
In October 2021, we entered into a definitive agreement to acquire Kongsberg, which specializes in comfort seating solutions, including massage, lumbar, seat heat and ventilation. With almost 50 years of experience, Kongsberg has cutting-edge technology, a well-balanced customer portfolio built on longstanding relationships with leading premium automotive manufacturers and an experienced and dedicated team. The acquisition is expected to further advance our seat component capabilities into specialized comfort seating solutions that further differentiate our product offerings and improve vehicle performance and packaging - important features across various vehicle segments. The transaction is valued at approximately €175 million, on a cash and debt free basis. The acquisition, subject to regulatory approvals and customary closing conditions and adjustments, is expected to close in the first quarter of 2022.
M&N Plastics
In March 2021, we completed the acquisition of M&N Plastics, an injection molding specialist and manufacturer of engineered plastic components for automotive electrical distribution applications. When combined with our continuing organic investments in connection systems, the addition of M&N Plastics enhances the ability of our E-Systems business to vertically integrate the engineering and production of complex parts for electrical distribution, including high-voltage wire harnesses and power electronics, creating a strong platform for future revenue growth and margin expansion in our overall E-Systems business. The acquisition is not material to the consolidated financial statements included in this Report.
Xevo
In April 2019, we completed the acquisition of Xevo Inc. ("Xevo"), a Seattle-based, global leader in connected car software, by acquiring all of Xevo's outstanding shares for $322 million, net of cash acquired. Xevo is a supplier of software solutions for the cloud, vehicles and mobile devices that are deployed in millions of vehicles worldwide.
For further information, see Note 4, "Acquisitions," to the consolidated financial statements included in this Report.
Operational Restructuring
In 2021, we incurred pretax restructuring costs of $101 million and related manufacturing inefficiency charges of approximately $12 million, as compared to pretax restructuring costs of $145 million and related manufacturing inefficiency charges of approximately $5 million in 2020. None of the individual restructuring actions initiated during 2021 were material. Further, there have been no changes in previously initiated restructuring actions that have resulted (or will result) in a material change to our restructuring costs.
Our restructuring actions include plant closures and workforce reductions and are initiated to maintain our competitive footprint or are in response to customer initiatives or changes in global and regional automotive markets. Our restructuring actions are designed to maintain or improve our operating results and profitability throughout the automotive industry cycles. Restructuring actions are generally funded within twelve months of initiation and are funded by cash flows from operating activities and existing cash balances. We expect to incur approximately $44 million of additional restructuring costs related to activities initiated as of December 31, 2021, all of which are expected to be incurred in the next twelve months. We plan to implement additional restructuring actions in order to align our manufacturing capacity and other costs with prevailing regional automotive production levels. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
For further information, see Note 5, "Restructuring," and Note 15, "Segment Reporting," to the consolidated financial statements included in this Report.
Financing Transactions
Senior Notes
In November 2021, we issued $350 million in aggregate principal amount at maturity of 2032 notes (the "2032 Notes") and $350 million in aggregate principal amount at maturity of 2052 notes (the "2052 Notes"). The 2032 Notes have a stated coupon rate of 2.6% and were issued at 99.782% of par, resulting in a yield to maturity of 2.624%. The 2052 Notes have a stated coupon rate of 3.55% and were issued at 99.845% of par, resulting in a yield to maturity of 3.558%.
Net proceeds from the offering of $699 million, after original issue discount, were used, in part, to fund the tender of $200 million in aggregate principal amount of our 3.8% senior notes due in 2027 (the "2027 Notes") and the repayment in full of $206 million outstanding on our term loan facility. We expect to use the remaining net proceeds for general corporate purposes, which may include the purchase price for the Kongsberg acquisition. For further information, see Note 4, "Acquisitions," to the consolidated financial statements included in this Report.
In connection with these transactions, we recognized a loss of $24 million on the extinguishment of debt and paid related issuance costs of $7 million.
For further information, see "— Liquidity and Financial Condition — Capitalization — Senior Notes" below and Note 7 "Debt," to the consolidated financial statements included in this Report.
Credit Agreement
Our unsecured credit agreement consisted of a $1.75 billion revolving credit facility and a $250 million term loan facility. In October 2021, we entered into an amended and restated credit agreement that increased the revolving credit facility to $2.0 billion and extended the maturity date to October 28, 2026. In November 2021, we repaid in full $206 million outstanding on our term loan facility. In connection with these transactions, we recognized a loss of $1 million on the extinguishment of debt and paid related issuance costs of $3 million.
For further information, see "— Liquidity and Financial Condition — Capitalization — Credit Agreement" below and Note 7, "Debt," to the consolidated financial statements included in this Report.
Share Repurchase Program and Quarterly Cash Dividends
We may implement share repurchases through a variety of methods, including, but not limited to, open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which we may repurchase our outstanding common stock and the timing of such repurchases will depend upon our financial condition, results of operations, capital requirements, prevailing market conditions, alternative uses of capital and other factors (see "— Forward-Looking Statements" below).
Since the first quarter of 2011, our Board of Directors has authorized $6.1 billion in share repurchases under our common stock share repurchase program. In March 2020, as a proactive measure in response to the COVID-19 pandemic, we suspended share repurchases under our common stock share repurchase program. Share repurchases were reinstated in the second quarter of 2021. Since the reinstatement through December 31, 2021, we repurchased approximately $100 million of shares. As of December 31, 2021, we have a remaining repurchase authorization of $1.3 billion, which expires on December 31, 2022.
In 2021, our Board of Directors declared a quarterly cash dividend of $0.25 per share of common stock in the first and second quarters, a quarterly cash dividend of $0.50 per share of common stock in the third quarter and a quarterly cash dividend of $0.77 per share of common stock in the fourth quarter, returning our quarterly cash dividend to its pre-COVID-19 pandemic level.
In 2020, our Board of Directors declared a quarterly cash dividend of $0.77 per share of common stock in the first quarter. In March 2020, as a proactive measure in response to the COVID-19 pandemic, we suspended our quarterly cash dividend. The quarterly cash dividend was reinstated in the fourth quarter at $0.25 per share of common stock.
For further information related to our common stock share repurchase program and our quarterly cash dividends, see Item 5, "Market for the Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," "— Liquidity and Financial Condition — Capitalization" below and Note 12, "Capital Stock, Accumulated Other Comprehensive Loss and Equity," to the consolidated financial statements included in this Report.
Other Matters
In 2021, we recognized tax benefits of $39 million related to restructuring charges and various other items, partially offset by tax expense of $17 million related to the net increase in valuation allowances on deferred tax assets of foreign subsidiaries and $8 million on a $45 million gain related to a favorable indirect tax ruling in a foreign jurisdiction.
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

As discussed above, our results for the years ended December 31, 2021, 2020 and 2019, reflect the following items (in millions):

For the year ended December 31,	2021	2020	2019
Costs related to restructuring actions, including manufacturing inefficiencies of $12 million in 2021, $5 million in 2020 and $6 million in 2019	$113	$150	$190
Acquisition and other related costs	—	—	2
Litigation	—	—	1
Favorable indirect tax ruling in a foreign jurisdiction	(45)	—	(2)
Typhoon in the Philippines	13	—	—
Intangible asset impairment	9	—
Loss on extinguishment of debt	25	21	11
(Gain) loss related to investments, net	2	4	(1)
Tax benefits, net	(14)	(20)	(122)
For further information regarding these items, see Note 3, "Summary of Significant Accounting Policies," Note 4, "Acquisitions," Note 5, "Restructuring," Note 6, "Investments in Affiliates and Other Related Party Transactions," Note 7, "Debt," and Note 9, "Income Taxes," to the consolidated financial statements included in this Report. This section includes forward-looking statements that are subject to risks and uncertainties. For further information regarding these and other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see Part I — Item 1A, "Risk Factors," and "— Forward-Looking Statements" below.
Results of Operations
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

For the year ended December 31,	2021		2020		2019
Net sales
Seating	$14,411.4	74.8%	$12,712.7	74.6%	$15,097.2	76.2%
E-Systems	4,851.7	25.2	4,332.8	25.4	4,713.1	23.8
Net sales	19,263.1	100.0	17,045.5	100.0	19,810.3	100.0
Cost of sales	17,871.2	92.8	15,936.6	93.5	18,072.8	91.2
Gross profit	1,391.9	7.2	1,108.9	6.5	1,737.5	8.8
Selling, general and administrative expenses	643.2	3.3	588.9	3.5	605.0	3.1
Amortization of intangible assets	73.3	0.4	65.9	0.4	62.3	0.3
Interest expense	91.8	0.5	99.6	0.6	92.0	0.5
Other expense, net	0.1	—	55.2	0.3	24.6	0.1
Provision for income taxes	137.7	0.7	93.9	0.6	146.1	0.7
Equity in net income of affiliates	(15.8)	(0.1)	(28.5)	(0.2)	(23.2)	(0.1)
Net income attributable to noncontrolling interests	87.7	0.5	75.4	0.4	77.1	0.4
Net income attributable to Lear	$373.9	1.9%	$158.5	0.9%	$753.6	3.8%
Year Ended December 31, 2021, Compared With Year Ended December 31, 2020
Net sales for the year ended December 31, 2021 were $19.3 billion, as compared to $17.0 billion for the year ended December 31, 2020, an increase of $2.2 billion or 13%. New business in North America, Europe and Africa, and Asia increased net sales by $0.9 billion. Net sales also benefited by $0.5 billion and $0.4 billion as a result of higher production volumes on Lear platforms in North America, South America and Asia and foreign exchange rate fluctuations, respectively.

(in millions)	Cost of Sales
2020	$15,936.6
Material cost	1,645.6
Labor and other	263.4
Depreciation	25.6
2021	$17,871.2
Cost of sales in 2021 was $17.9 billion, as compared to $15.9 billion in 2020. New business in North America, Europe and Africa, and Asia increased cost of sales. Cost of sales also increased as a result of higher production volumes on Lear platforms in North America, South America and Africa, and Asia and foreign exchange rate fluctuations.
Gross profit and gross margin were $1.4 billion and 7.2% of net sales in 2021, as compared to $1.1 billion and 6.5% of net sales in 2020. The impact of new business and higher production volumes on Lear platforms increased gross profit by $180 million. Favorable operating performance, including the benefit of operational restructuring actions, and lower restructuring costs, were partially offset by the impact of selling price reductions and increased commodity costs. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $643 million for the year ended December 31, 2021, as compared to $589 million for the year ended December 31, 2020, primarily reflecting increases in restructuring costs and compensation-related costs related to our 2020 salary reduction and deferral actions. As a percentage of net sales, selling, general and administrative expenses were 3.3% in 2021, as compared to 3.5% in 2020.
Amortization of intangible assets was $73 million in 2021, including an impairment charge of $9 million, as compared to $66 million in 2020.
Interest expense was $92 million in 2021, as compared to $100 million in 2020.
Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, losses on the extinguishment of debt, gains and losses on the disposal of fixed assets, gains and losses on the consolidation and deconsolidation of affiliates, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was $0.1 million in 2021, as compared to $55 million in 2020. In 2021, we recognized a gain of $45 million related to a favorable indirect tax ruling in a foreign jurisdiction and losses of $25 million related to the extinguishment of debt and $2 million related to the impairment and liquidation of an investment. In 2020, we recognized losses of $21 million related to the extinguishment of debt, $13 million related to a pension settlement and $4 million related to the impairment of an investment.
In 2021, the provision for income taxes was $138 million, representing an effective tax rate of 23.6% on pretax income before equity in net income of affiliates of $584 million. In 2020, the provision for income taxes was $94 million, representing an effective tax rate of 31.4% on pretax income before equity in net income of affiliates of $299 million.
In 2021 and 2020, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In 2021, we recognized tax benefits of $39 million related to restructuring charges and various other items, offset by tax expense of $17 million related to the net increase in valuation allowances on deferred tax assets of foreign subsidiaries and $8 million on a $45 million gain related to a favorable indirect tax ruling in a foreign jurisdiction. In 2020, we recognized tax benefits of $34 million related to restructuring charges and various other items and $15 million related to the U.S. deferred tax effect of our foreign branches and tax expense of $29 million related to a net increase in valuation allowances on deferred tax assets.
For information related to our valuation allowances, see "Other Matters — Significant Accounting Policies and Critical Accounting Estimates — Income Taxes" below.
Equity in net income of affiliates was $16 million for the year ended December 31, 2021, as compared to $29 million for the year ended December 31, 2020, reflecting lower sales at certain of our affiliates in China.
Net income attributable to Lear was $374 million, or $6.19 per diluted share, in 2021, as compared to $159 million, or $2.62 per diluted share, in 2020. Net income and diluted net income per share decreased for the reasons described above.

Reportable Operating Segments
We have two reportable operating segments: Seating and E-Systems. For a description of our reportable operating segments, see "Executive Overview" above.
The financial information presented below is for our two reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment. Corporate and regional headquarters costs include various support functions, such as information technology, advanced research and development, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment's pretax income before equity in net income of affiliates, interest expense and other expense, net ("segment earnings") and segment earnings divided by net sales ("margin") are not measures of performance under accounting principles generally accepted in the United States ("GAAP"). Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income attributable to Lear, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies.
For a reconciliation of consolidated segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates, see Note 15, "Segment Reporting," to the consolidated financial statements included in this Report.
Seating —
A summary of financial measures for our Seating segment is shown below (dollar amounts in millions):

For the year ended December 31,	2021	2020
Net sales	$14,411.4	$12,712.7
Segment earnings (1)	851.3	590.5
Margin	5.9%	4.6%
(1) See definition above.
Seating net sales were $14.4 billion for the year ended December 31, 2021, as compared to $12.7 billion for the year ended December 31, 2020, an increase of $1.7 billion or 13%. Higher production volumes on Lear platforms increased net sales by $679 million. Net sales also benefited by $486 million and $295 million as a result of new business and foreign exchange rate fluctuations, respectively.
Segment earnings, including restructuring costs, and the related margin on net sales were $851 million and 5.9% in 2021, as compared to $591 million and 4.6% in 2020. Higher production volumes on Lear platforms and the impact of new business increased segment earnings by $176 million. Favorable operating performance, including the benefit of operational restructuring actions, and lower restructuring costs were partially offset by the impact of selling price reductions and increased commodity costs.
E-Systems —
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

For the year ended December 31,	2021	2020
Net sales	$4,851.7	$4,332.8
Segment earnings (1)	121.2	98.1
Margin	2.5%	2.3%
(1) See definition above.
E-Systems net sales were $4.9 billion for the year ended December 31, 2021, as compared to $4.3 billion for the year ended December 31, 2020, an increase of $519 million or 12%. New business, commodity recoveries and foreign exchange rate fluctuations increased net sales by $425 million, $175 million and $112 million, respectively. These increases were partially offset by lower production volumes on Lear platforms which reduced net sales by $198 million.
Segment earnings, including restructuring costs, and the related margin on net sales were $121 million and 2.5% in 2021, as compared to $98 million and 2.3% in 2020. The impact of new business was offset by lower production volumes on Lear platforms. Improved operating performance was partially offset by the impact of selling price reductions and increased commodity costs.

Other —
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

For the year ended December 31,	2021	2020
Net sales	$—	$—
Segment earnings (1)	(297.1)	(234.5)
Margin	N/A	N/A
(1) See definition above.
Segment earnings related to our other category were ($297) million in 2021, as compared to ($235) million in 2020, primarily reflecting an increase in compensation-related costs related to our 2020 salary reduction and deferral actions, as well as 2020 reductions in discretionary spending.
Year Ended December 31, 2020, Compared With Year Ended December 31, 2019
For a discussion of our results of operations for the year ended December 31, 2020, compared with the year ended December 31, 2019, refer to our Annual Report on Form 10-K for the year ended December 31, 2020.
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
As of December 31, 2021 and 2020, cash and cash equivalents of $661 million and $780 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans and the payment of dividends, without creating additional income tax expense. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear. For further information regarding potential dividends from our non-U.S. subsidiaries, see "— Adequacy of Liquidity Sources" below and Note 9, "Income Taxes," to the consolidated financial statements included in this Report.
Adequacy of Liquidity Sources
As of December 31, 2021, we had approximately $1.3 billion of cash and cash equivalents on hand and $2.0 billion in available borrowing capacity under our revolving credit facility. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs for the foreseeable future and to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly cash dividends and repurchase shares of our common stock pursuant to our authorized common stock share repurchase program, although such actions are at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements, prevailing market conditions, alternative uses of capital and other factors that our Board of Directors may consider at its discretion.
Our future financial results and our ability to continue to meet our liquidity needs are subject to, and will be affected by, cash flows from operations, including the continuing effects of the COVID-19 pandemic, as well as restructuring activities, automotive industry conditions, the financial condition of our customers and suppliers, supply chain disruptions and other related factors. Additionally, an economic downturn or reduction in production levels could negatively impact our financial condition.
For further discussion of the risks and uncertainties affecting our cash flows from operations and our overall liquidity, see Part I — Item 1A, "Risk Factors," and "— Executive Overview" above and "— Forward-Looking Statements" below.

Cash Flows
Year Ended December 31, 2021, Compared with Year Ended December 31, 2020
A summary of net cash provided by operating activities is shown below (in millions):

For the year ended December 31,	2021	2020	Increase (Decrease) in Operating Cash Flow
Consolidated net income and depreciation and amortization	$1,036	$774	$262
Net change in working capital items:
Accounts receivable	161	(165)	326
Inventory	(213)	(108)	(105)
Other current assets	(83)	(63)	(20)
Accounts payable	(130)	214	(344)
Accrued liabilities	(86)	55	(141)
Net change in working capital items	(351)	(67)	(284)
Other	(15)	(44)	29
Net cash provided by operating activities	$670	$663	$7
In 2021 and 2020, net cash provided by operating activities was $670 million and $663 million, respectively. Higher earnings in 2021 were offset by an incremental increase in working capital in 2021, as compared to 2020, reflecting increased inventory levels due to unpredictable production schedules as a result of industry-wide supply shortages.
Net cash used in investing activities was $647 million in 2021, as compared to $469 million in 2020. In 2021, capital spending was $585 million, as compared to $452 million in 2020. Capital spending is estimated to be $650 million to $700 million in 2022.
Net cash used in financing activities was $14 million in 2021, as compared to $412 million in 2020. In 2021, we received net proceeds of $699 million related to the issuance of 2032 and 2052 Notes and paid $7 million of related issuance costs. Also in 2021, we repurchased $200 million of our outstanding 2027 Notes for $222 million, including an early tender premium and fees, and made principal payments under our term loan facility of $220 million. In 2020, we received net proceeds of $669 million related to the issuance of our senior notes due 2030 and 2049 and paid $6 million of related issuance costs. Also in 2020, we paid $667 million related to the redemption of our outstanding senior notes due 2025. In 2020, as a proactive measure in response to the COVID-19 pandemic, we borrowed $1.0 billion under our Revolving Credit Facility in the first quarter of 2020, which was repaid in full in the third quarter of 2020. In 2021, we paid $100 million for repurchases of our common stock, $107 million of dividends to Lear stockholders and $81 million of dividends to noncontrolling interest holders. In 2020, we paid $70 million for repurchases of our common stock, $67 million of dividends to Lear stockholders and $123 million of dividends to noncontrolling interest holders.
For further information regarding our 2021 and 2020 financing transactions, see "— Capitalization" below and Note 7, "Debt," and Note 12, "Capital Stock, Accumulated Other Comprehensive Loss and Equity," to the consolidated financial statements included in this Report.
Year Ended December 31, 2020, Compared with Year Ended December 31, 2019
For a discussion of our cash flows for the year ended December 31, 2020, compared with the year ended December 31, 2019, refer to our Annual Report on Form 10-K for the year ended December 31, 2020.
Capitalization
From time to time, we utilize uncommitted lines of credit to fund our capital expenditures and working capital requirements at certain of our foreign subsidiaries, in addition to cash provided by operating activities. As of December 31, 2021 and 2020, we had no short-term debt balances outstanding. The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors.

Senior Notes
As of December 31, 2021, our senior notes (collectively, the "Notes") consist of the amounts shown below (in millions, except stated coupon rates):

Note	Aggregate Principal Amount at Maturity	Stated Coupon Rate
2027 Notes	$550	3.80%
Senior unsecured notes due 2029 (the "2029 Notes")	375	4.25%
Senior unsecured notes due 2030 (the "2030 Notes")	350	3.50%
2032 Notes	350	2.60%
Senior unsecured notes due 2049 (the "2049 Notes")	625	5.25%
2052 Notes	350	3.55%
	$2,600
The issue, maturity and interest payment dates of the Notes are shown below:

Note	Issuance Date	Maturity Date	Interest Payment Dates
2027 Notes	August 2017	September 15, 2027	March 15 and September 15
2029 Notes	May 2019	May 15, 2029	May 15 and November 15
2030 Notes	February 2020	May 30, 2030	May 30 and November 30
2032 Notes	November 2021	January 15, 2032	January 15 and July 15 (1)
2049 Notes	May 2019 and February 2020	May 15, 2049	May 15 and November 15
2052 Notes	November 2021	January 15, 2052	January 15 and July 15 (1)
(1) Commencing July 15, 2022.
In 2021, we issued $350 million in aggregate principal amount at maturity of 2032 Notes and $350 million in aggregate principal amount at maturity of 2052 Notes. The 2032 Notes have a stated coupon rate of 2.6% and were issued at 99.782% of par, resulting in a yield to maturity of 2.624%. The 2052 Notes have a stated coupon rate of 3.55% and were issued at 99.845% of par, resulting in a yield to maturity of 3.558%.
The net proceeds from the offering of $699 million, after original issue discount, were used, in part, to fund the tender of $200 million in aggregate principal amount of 2027 Notes and the repayment in full of $206 million outstanding on our term loan facility. We expect to use the remaining net proceeds for general corporate purposes, which may include the purchase price for the Kongsberg acquisition (Note 4, "Acquisitions").
In connection with these transactions, we recognized a loss of $24 million on the extinguishment of debt and paid related issuance costs of $7 million.
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
The net proceeds from the offering of $669 million, after original issue discount, were used to redeem $650 million in aggregate principal amount of 2025 Notes at a redemption price equal to 102.625% of the principal amount of such 2025 Notes, plus accrued interest.
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
The net proceeds from the offering of $693 million, after original issue discount, were used to redeem $325 million in aggregate principal amount of senior unsecured notes due in 2024 (the "2024 Notes") at a redemption price equal to 102.688% of the principal amount of such 2024 Notes, plus accrued interest, as well as to finance the Xevo acquisition and for general corporate purposes.
In connection with these transactions, we recognized a loss of $11 million on the extinguishment of debt and paid related issuance costs of $7 million.
The indentures governing the Notes contain certain restrictive covenants and customary events of default. As of December 31, 2021, we were in compliance with all covenants under the indentures governing the Notes.
For further information related to the Notes, including information on early redemption, covenants and events of default, see Note 7, "Debt," to the consolidated financial statements included in this Report and the indentures governing the Notes, which have been incorporated by reference as exhibits to this Report.
Credit Agreement
Our unsecured credit agreement, dated August 8, 2017, consisted of a $1.75 billion revolving credit facility (the "Revolving Credit Facility") and a $250 million term loan facility (the "Term Loan Facility"). In October 2021, we entered into an amended and restated credit agreement (the "Credit Agreement") that increased the Revolving Credit Facility to $2.0 billion and extended the maturity date to October 28, 2026. In November 2021, we repaid in full $206 million outstanding on the Term Loan facility. In connection with these transactions, we recognized a loss of approximately $1 million on the extinguishment of debt and paid related issuance costs of approximately $3 million.
In March 2020, as a proactive measure in response to the COVID-19 pandemic, we borrowed $1.0 billion under the Revolving Credit Facility, which was repaid in full in September 2020.
The Credit Agreement contains various financial and other covenants that require us to remain below a maximum leverage coverage ratio. As of December 31, 2021, we were in compliance with all covenants under the Credit Agreement.
For further information related to the Credit Agreement, including information on pricing, covenants and events of default, see Note 7, "Debt," to the consolidated financial statements included in this Report and the Credit Agreement, which has been incorporated by reference as an exhibit to this Report.
Common Stock Share Repurchase Program
See Item 5, "Market for the Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."
Dividends
In 2021, our Board of Directors declared a quarterly cash dividend of $0.25 per share of common stock in the first and second quarters, a quarterly cash dividend of $0.50 per share of common stock in the third quarter and a quarterly cash dividend of $0.77 per share of common stock in the fourth quarter, returning our quarterly cash dividend to its pre-COVID-19 pandemic level.
In 2020, our Board of Directors declared a quarterly cash dividend of $0.77 per share of common stock in the first quarter. In March 2020, as a proactive measure in response to the COVID-19 pandemic, we suspended our quarterly cash dividend. The quarterly cash dividend was reinstated in the fourth quarter at $0.25 per share of common stock.
In 2019, our Board of Directors declared quarterly cash dividends of $0.75 per share of common stock.
We expect to continue to pay quarterly cash dividends in the future, although such payments are at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements, prevailing market conditions, alternative uses of capital and other factors that our Board of Directors may consider at its discretion. See "— Forward-Looking Statements" below and Note 7, "Debt," to the consolidated financial statements included in this Report.

Contractual Obligations and Cash Requirements
Our material cash requirements include the following contractual and other obligations:
Debt obligations and interest expense associated with debt obligations
As of December 31, 2021, we had $2.6 billion of outstanding senior unsecured notes maturing in 2027 through 2052, as well as $2.0 billion available for borrowing under our Revolving Credit Facility. Interest on the Notes is due biannually at varying dates. Scheduled interest payments are shown below (in millions):

	2022	2023	2024	2025	2026	Thereafter	Total
Scheduled interest payments	$97	$103	$103	$103	$103	$1,210	$1,719
For further information related to our debt, see "Capitalization — Senior Notes" and "— Credit Agreement" above and Note 7, "Debt," to the consolidated financial statements included in this Report.
Purchase obligations
We enter into agreements with our customers to produce products at the beginning of a vehicle's life cycle. Although these agreements do not provide for a specified quantity of products, once entered into, we are generally required to fulfill our customers' purchasing requirements for the production life of the vehicle. Prior to being formally awarded a program, we typically work closely with our customers in the early stages of the design and engineering of a vehicle's systems. Failure to complete the design and engineering work related to a vehicle's systems, or to fulfill a customer agreement, could have a material adverse impact on our business.
We also enter into agreements with suppliers to assist us in meeting our customers' production needs. These agreements vary as to duration and quantity commitments. Historically, most have been short-term agreements, which do not provide for minimum purchases, or are requirements-based agreements.
Leases
The Company has operating leases for production, office and warehouse facilities, manufacturing and office equipment, and vehicles with future lease obligations ranging from 2022 through 2047. Maturities of operating leases obligations are shown below (in millions):

	2022	2023	2024	2025	2026	Thereafter	Total
Operating lease obligations	$143	$116	$98	$83	$73	$209	$722
For further information related to our lease obligations, see Note 8, "Leases," to the consolidated financial statements included in this Report.
Taxes
We may be required to make significant cash outlays related to our unrecognized tax benefits, including interest and penalties. As of December 31, 2021, we had unrecognized tax benefits, including interest and penalties, of $48 million. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities.
For further information related to our unrecognized tax benefits, see Note 9, "Income Taxes," to the consolidated financial statements included in this Report.
Pension and postretirement obligations
We have minimum funding requirements with respect to certain of our pension benefit obligations. We may elect to make contributions in excess of the minimum funding requirements in response to investment performance or changes in interest rates or when we believe that it is financially advantageous to do so and based on our other cash requirements. Our minimum funding requirements after 2022 will depend on several factors, including investment performance and interest rates. Our minimum funding requirements may also be affected by changes in applicable legal requirements. Contributions to our defined benefit pension plans are expected to be approximately $2 million in 2022.
We do not fund our postretirement benefit obligations and certain of our pension benefit obligations. Rather, benefit payments are made to eligible participants as incurred. We expect benefit payments related to our unfunded pension and postretirement benefit obligations to be approximately $7 million and $6 million, respectively, in 2022.

For further information related to our pension and other postretirement benefit plans, see "— Other Matters — Pension and Other Postretirement Benefit Plans" below and Note 10, "Pension and Other Postretirement Benefit Plans," to the consolidated financial statements included in this Report.
Acquisitions
Our acquisition of Kongsberg will be funded primarily by cash flows from operating activities and existing cash on hand, which may include proceeds from the issuance of our 2032 Notes and 2052 Notes.
For further information, see Note 4, "Acquisitions," and Note 7, "Debt," to the consolidated financial statements included in this Report.
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
A summary of the notional amount and estimated aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

December 31,	2021	2020
Notional amount (contract maturities < 24 months)	$1,523	$2,494
Fair value	6	48
Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Chinese renminbi, the Brazilian real, the Thai baht, the Japanese yen and the Honduran lempira. A sensitivity analysis of our net transactional exposure is shown below (in millions):

		Potential Earnings Benefit (Adverse Earnings Impact)
December 31,	Hypothetical Strengthening % (1)	2021	2020
U.S. dollar	10%	$7	$23
Euro	10%	(7)	(4)
(1) Relative to all other currencies to which it is exposed for a twelve-month period.
A sensitivity analysis related to the aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

		Estimated Change in Fair Value
December 31,	Hypothetical Change % (2)	2021	2020
U.S. dollar	10%	$48	$80
Euro	10%	49	59
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
In addition to the transactional exposure described above, our operating results are impacted by the translation of our foreign operating income into U.S. dollars ("translational exposure"). In 2021, net sales outside of the United States accounted for 77% of our consolidated net sales, although certain non-U.S. sales are U.S. dollar denominated. We do not enter into foreign exchange contracts to mitigate our translational exposure.
Commodity Prices
Raw material, energy and commodity costs can be volatile, reflecting changes in supply and demand and global trade and tariff policies. Our primary commodity cost exposures relate to steel, copper and leather. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, contractual recovery mechanisms and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. Further, our exposure to changes in steel prices is primarily indirect, through purchased components, and a significant portion of our copper, leather and direct steel purchases are subject to price index agreements with our customers and suppliers. However, these strategies, together with commercial negotiations with our customers and suppliers, typically do not offset all of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity price environment. If these costs increase, it could have an adverse impact on our operating results in the foreseeable future. See Part I — Item 1A, "Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance," and "— Forward-Looking Statements" below.
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
Other Matters
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of December 31, 2021, we had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $20 million. In addition, as of December 31, 2021, we had recorded reserves for product liability and warranty claims and environmental matters of $46 million and $8 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Part I — Item 1A, "Risk Factors." For a more complete description of our outstanding material legal proceedings, see Note 14, "Commitments and Contingencies," to the consolidated financial statements included in this Report.
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

Revenue Recognition and Sales Commitments
We enter into contracts with our customers to provide production parts generally at the beginning of a vehicle's life cycle. Typically, these contracts do not provide for a specified quantity of products, but once entered into, we are often expected to fulfill our customers' purchasing requirements for the production life of the vehicle. Many of these contracts may be terminated by our customers at any time. Historically, terminations of these contracts have been infrequent. We receive purchase orders from our customers, which provide the commercial terms for a particular production part, including price (but not quantities). Contracts may also provide for annual price reductions over the production life of the vehicle, and prices may be adjusted on an ongoing basis to reflect changes in product content/cost and other commercial factors.
Revenue is recognized at the point in time when control of the product is transferred to the customer under standard commercial terms, as we do not have an enforceable right to payment prior to such transfer. The amount of revenue recognized reflects the consideration that we expect to be entitled to in exchange for those products based on the annual purchase orders, annual price reductions and ongoing price adjustments. Our customers pay for products received in accordance with payment terms that are customary within the industry. Our contracts with our customers do not have significant financing components. We record a contract liability for advances received from our customers.
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

Key assumptions are shown below:

	Pension	Other Postretirement
Benefit obligations as of December 31, 2021	$1,016	$81
Discount rate -
Domestic plans	3.0%	2.8%
Foreign plans	2.5%	3.1%
Net periodic benefit (credit) cost for the year ended December 31, 2021	$(2)	$1
Discount rate -
Domestic plans	2.6%	2.4%
Foreign plans	2.0%	2.5%
Expected return on plan assets -
Domestic plans	5.8%	N/A
Foreign plans	5.2%	N/A
Net periodic benefit (credit) cost for the year ending December 31, 2022 (1)	$(3)	$1
Discount rate -
Domestic plans	3.0%	2.8%
Foreign plans	2.5%	3.1%
Expected return on plan assets -
Domestic plans	5.5%	N/A
Foreign plans	4.6%	N/A
(1) Forecasted.
The sensitivity to a 100 basis point ("bp") decrease in the discount rate and expected return on plan assets is shown below (in millions):

	Increase in Benefit Obligation		Increase (Decrease) in 2022 Net Periodic Benefit Cost
	Pension	Other Postretirement	Pension	Other Postretirement
100 bp decrease in discount rate	$152	$9	$(1)	$—
100 bp decrease in expected return on plan assets	N/A	N/A	8	N/A
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
As of December 31, 2021, we had a valuation allowance related to tax loss and credit carryforwards and other deferred tax assets of $25 million in the United States and $382 million in several international jurisdictions. If operating results improve or decline on a continual basis in a particular jurisdiction, our decision regarding the need for a valuation allowance could change, resulting in either the initial recognition or reversal of a valuation allowance in that jurisdiction, which could have a significant impact on income tax expense in the period recognized and subsequent periods. In determining the provision for income taxes for financial statement purposes, we make certain estimates and judgments, which affect our evaluation of the carrying value of our deferred tax assets, as well as our calculation of certain tax liabilities.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2021, there were no material changes in the methods or policies used to establish estimates and assumptions. Other matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of fixed and intangible assets, unsettled pricing discussions with customers and suppliers, restructuring accruals, deferred tax asset valuation allowances and income taxes, pension and other postretirement benefit plan assumptions, accruals related to litigation, warranty and environmental remediation costs and self-insurance accruals. Actual results may differ significantly from our estimates.
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
•our ability to attract, develop, engage and retain qualified employees;
•our ability to respond to the evolution of the global transportation industry;
•the outcome of an increased emphasis on global climate change and other ESG matters by stakeholders;
•the impact of global climate change;
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
•increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components;
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

ITEM 8 – CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Lear Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lear Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 10, 2022, expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Revenue recognition
Description of the Matter	As discussed in Note 3, Summary of Significant Accounting Policies, the Company's sales contracts with its customers may provide for annual price reductions over the production life of the vehicle. Prices may also be adjusted on an ongoing basis to reflect changes in product content, product cost and other commercial factors. Some of these price adjustments are non-routine in nature. The amount of revenue recognized by the Company reflects the consideration that the Company expects to be entitled to in exchange for its products based on annual purchase orders, annual price reductions and ongoing price adjustments.

Auditing the consideration that the Company expects to be entitled to in exchange for certain of its products which are subject to non-routine price adjustments is highly judgmental as it relates to evaluating the sufficiency of evidence available from commercial negotiations to support the ultimate consideration that the Company is entitled to in exchange for those products.

How We Addressed the Matter in Our Audit
We identified and tested controls over the identification and evaluation of product sales with non-routine price adjustments, including management's review of the evidence to support the Company's measurement of revenue related to those product sales.

Our audit procedures included, among others, inspecting communications between the Company and its customers related to the pricing arrangements, auditing adjustments at period-end related to those product sales, performing retrospective reviews of management's estimates to identify contrary evidence, if any, and performing inquiries of and obtaining written representations from executives, within the Company, responsible for the respective customer relationships.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2002.
Detroit, Michigan
February 10, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Lear Corporation
Opinion on Internal Control over Financial Reporting
We have audited Lear Corporation and subsidiaries' internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lear Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 10, 2022, expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Detroit, Michigan
February 10, 2022

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

December 31,	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$1,318.3	$1,306.7
Accounts receivable	3,041.5	3,269.2
Inventories	1,571.9	1,401.1
Other	833.5	799.7
Total current assets	6,765.2	6,776.7
Long-Term Assets:
Property, plant and equipment, net	2,720.1	2,736.2
Goodwill	1,657.9	1,655.8
Other	2,209.2	2,029.9
Total long-term assets	6,587.2	6,421.9
Total assets	$13,352.4	$13,198.6
Liabilities and Equity
Current Liabilities:
Accounts payable and drafts	$2,952.4	$3,141.6
Accrued liabilities	1,806.7	1,920.9
Current portion of long-term debt	0.8	14.2
Total current liabilities	4,759.9	5,076.7
Long-Term Liabilities:
Long-term debt	2,595.2	2,300.3
Other	1,188.9	1,206.7
Total long-term liabilities	3,784.1	3,507.0
Equity:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 shares of Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 64,571,405 shares issued as of December 31, 2021 and 2020	0.6	0.6
Additional paid-in capital	1,019.4	963.6
Common stock held in treasury, 4,945,847 and 4,519,891 shares as of December 31, 2021 and 2020, respectively, at cost	(679.2)	(598.6)
Retained earnings	5,072.8	4,806.8
Accumulated other comprehensive loss	(770.2)	(705.1)
Lear Corporation stockholders' equity	4,643.4	4,467.3
Noncontrolling interests	165.0	147.6
Equity	4,808.4	4,614.9
Total liabilities and equity	$13,352.4	$13,198.6
The accompanying notes are an integral part of these consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except share and per share data)

For the year ended December 31,	2021	2020	2019
Net sales	$19,263.1	$17,045.5	$19,810.3
Cost of sales	17,871.2	15,936.6	18,072.8
Selling, general and administrative expenses	643.2	588.9	605.0
Amortization of intangible assets	73.3	65.9	62.3
Interest expense	91.8	99.6	92.0
Other expense, net	0.1	55.2	24.6
Consolidated income before provision for income taxes and equity in net income of affiliates	583.5	299.3	953.6
Provision for income taxes	137.7	93.9	146.1
Equity in net income of affiliates	(15.8)	(28.5)	(23.2)
Consolidated net income	461.6	233.9	830.7
Less: Net income attributable to noncontrolling interests	87.7	75.4	77.1
Net income attributable to Lear	$373.9	$158.5	$753.6

Basic net income per share available to Lear common stockholders	$6.22	$2.63	$12.80

Diluted net income per share available to Lear common stockholders	$6.19	$2.62	$12.75

Average common shares outstanding	60,082,833	60,254,380	61,697,192

Average diluted shares outstanding	60,420,484	60,429,962	61,923,528
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

For the year ended December 31,	2021	2020	2019
Consolidated net income	$461.6	$233.9	$830.7
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	77.5	(59.3)	(44.8)
Derivative instruments and hedging activities	(31.2)	2.8	19.5
Foreign currency translation adjustments	(108.3)	139.7	(45.1)
Total other comprehensive income (loss)	(62.0)	83.2	(70.4)
Consolidated comprehensive income	399.6	317.1	760.3
Less: Comprehensive income attributable to noncontrolling interests	90.8	91.0	73.6
Comprehensive income attributable to Lear	$308.8	$226.1	$686.7
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except share data)

	Redeemable Non- controlling Interests	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury	Retained Earnings
Balance as of December 31, 2018	$158.1	$0.6	$1,017.4	$(225.1)	$4,113.6
Comprehensive income (loss):	—
Net income	1.8	—	—	—	753.6
Other comprehensive income (loss)	(1.8)	—	—	—	—
Total comprehensive income (loss)	—	—	—	—	753.6
Stock-based compensation	—	—	23.3	—	—
Net issuances of 314,953 shares held in treasury in settlement of stock-based compensation	—	—	(71.6)	42.4	(2.1)
Repurchases of 2,819,081 shares of common stock at an average price of $134.95 per share	—	—	—	(380.4)	—
Dividends declared to Lear Corporation stockholders	—	—	—	—	(186.3)
Dividends declared to noncontrolling interests	(2.7)	—	—	—	—
Noncontrolling interests — other	—	—	—	—	—
Disposal of noncontrolling interests	—	—	—	—	—
Redeemable noncontrolling interest adjustment	(37.0)	—	—	—	37.0
Balance as of December 31, 2019	$118.4	$0.6	$969.1	$(563.1)	$4,715.8
Comprehensive income (loss):
Net income (loss)	(3.5)	—	—	—	158.5
Other comprehensive income (loss)	7.7	—	—	—	—
Total comprehensive income (loss)	4.2	—	—	—	158.5
Adoption of ASU 2016-13	—	—	—	—	(0.8)
Stock-based compensation	—	—	40.0	—	—
Net issuances of 249,064 shares held in treasury in settlement of stock-based compensation	—	—	(46.9)	34.5	(3.5)
Repurchases of 641,149 shares of common stock at an average price of $109.22 per share	—	—	—	(70.0)	—
Dividends declared to Lear Corporation stockholders	—	—	—	—	(62.1)
Dividends declared to noncontrolling interests	(26.8)	—	—	—	—
Acquisition of outstanding noncontrolling interests	(96.9)	—	1.4	—	—
Redeemable noncontrolling interest adjustment	1.1	—	—	—	(1.1)
Balance as of December 31, 2020	$—	$0.6	$963.6	$(598.6)	$4,806.8
Comprehensive income (loss):
Net income	—	—	—	—	373.9
Other comprehensive income (loss)	—	—	—	—	—
Total comprehensive income (loss)	—	—	—	—	373.9
Stock-based compensation	—	—	60.3	—	—
Net issuances of 163,761 shares held in treasury in settlement of stock-based compensation	—	—	(33.1)	19.7	—
Repurchases of 589,717 shares of common stock at an average price of $170.03 per share	—	—	—	(100.3)	—
Dividends declared to Lear Corporation stockholders	—	—	—	—	(107.9)
Dividends declared to noncontrolling interests	—	—	—	—	—
Affiliate transaction	—	—	28.6	—	—
Balance as of December 31, 2021	$—	$0.6	$1,019.4	$(679.2)	$5,072.8
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(In millions, except share data)

	Accumulated Other Comprehensive Loss, net of tax
	Defined Benefit Plans	Derivative Instruments and Hedge Activities	Cumulative Translation Adjustments	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity
Balance as of December 31, 2018	$(172.8)	$(9.7)	$(523.3)	$4,200.7	$159.9	$4,360.6
Comprehensive income (loss):
Net income	—	—	—	753.6	75.3	828.9
Other comprehensive income (loss)	(44.8)	19.5	(41.6)	(66.9)	(1.7)	(68.6)
Total comprehensive income (loss)	(44.8)	19.5	(41.6)	686.7	73.6	760.3
Stock-based compensation	—	—	—	23.3	—	23.3
Net issuances of 314,953 shares held in treasury in settlement of stock-based compensation	—	—	—	(31.3)	—	(31.3)
Repurchases of 2,819,081 shares of common stock at an average price of $134.95 per share	—	—	—	(380.4)	—	(380.4)
Dividends declared to Lear Corporation stockholders	—	—	—	(186.3)	—	(186.3)
Dividends declared to noncontrolling interests	—	—	—	—	(76.3)	(76.3)
Noncontrolling interests — other	—	—	—	—	(0.2)	(0.2)
Disposal of noncontrolling interests	—	—	—	—	(5.6)	(5.6)
Redeemable noncontrolling interest adjustment	—	—	—	37.0	—	37.0
Balance as of December 31, 2019	$(217.6)	$9.8	$(564.9)	$4,349.7	$151.4	$4,501.1
Comprehensive income (loss):
Net income (loss)	—	—	—	158.5	78.9	237.4
Other comprehensive income (loss)	(59.3)	2.8	124.1	67.6	7.9	75.5
Total comprehensive income (loss)	(59.3)	2.8	124.1	226.1	86.8	312.9
Adoption of ASU 2016-13	—	—	—	(0.8)	—	(0.8)
Stock-based compensation	—	—	—	40.0	—	40.0
Net issuances of 249,064 shares held in treasury in settlement of stock-based compensation	—	—	—	(15.9)	—	(15.9)
Repurchases of 641,149 shares of common stock at an average price of $109.22 per share	—	—	—	(70.0)	—	(70.0)
Dividends declared to Lear Corporation stockholders	—	—	—	(62.1)	—	(62.1)
Dividends declared to noncontrolling interests	—	—	—	—	(90.6)	(90.6)
Acquisition of outstanding noncontrolling interests	—	—	—	1.4	—	1.4
Redeemable noncontrolling interest adjustment	—	—	—	(1.1)	—	(1.1)
Balance as of December 31, 2020	$(276.9)	$12.6	$(440.8)	$4,467.3	$147.6	$4,614.9
Comprehensive income (loss):
Net income	—	—	—	373.9	87.7	461.6
Other comprehensive income (loss)	77.5	(31.2)	(111.4)	(65.1)	3.1	(62.0)
Total comprehensive income (loss)	77.5	(31.2)	(111.4)	308.8	90.8	399.6
Stock-based compensation	—	—	—	60.3	—	60.3
Net issuances of 163,761 shares held in treasury in settlement of stock-based compensation	—	—	—	(13.4)	—	(13.4)
Repurchases of 589,717 shares of common stock at an average price of $170.03 per share	—	—	—	(100.3)	—	(100.3)
Dividends declared to Lear Corporation stockholders	—	—	—	(107.9)	—	(107.9)
Dividends declared to noncontrolling interests	—	—	—	—	(81.0)	(81.0)
Affiliate transaction	—	—	—	28.6	7.6	36.2
Balance as of December 31, 2021	$(199.4)	$(18.6)	$(552.2)	$4,643.4	$165.0	$4,808.4
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

For the year ended December 31,	2021	2020	2019
Cash Flows from Operating Activities:
Consolidated net income	$461.6	$233.9	$830.7
Adjustments to reconcile consolidated net income to net cash provided by operating activities –
Equity in net income of affiliates	(15.8)	(28.5)	(23.2)
Loss on extinguishment of debt	24.6	21.1	10.6
Impairment charges	20.1	31.9	14.5
Deferred tax benefit	(55.5)	(84.7)	(38.2)
Depreciation and amortization	573.9	539.9	509.9
Stock-based compensation	60.3	40.0	23.3
Net change in recoverable customer engineering, development and tooling	(29.1)	(47.0)	(32.4)
Net change in working capital items (see below)	(351.0)	(66.9)	(25.5)
Changes in other long-term assets	(35.7)	(26.5)	(10.1)
Changes in other long-term liabilities	(6.5)	8.3	5.0
Other, net	23.2	41.6	19.7
Net cash provided by operating activities	670.1	663.1	1,284.3
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(585.1)	(452.3)	(603.9)
Acquisition of Xevo, net of cash acquired	—	—	(321.7)
Other, net	(61.6)	(16.5)	3.2
Net cash used in investing activities	(646.7)	(468.8)	(922.4)
Cash Flows from Financing Activities:
Proceeds from the issuance of senior notes	698.7	669.1	693.3
Redemption of senior notes	(221.5)	(667.1)	(333.7)
Revolving credit facility borrowings	—	1,000.0	—
Revolving credit facility repayments	—	(1,000.0)	—
Term loan repayments	(220.3)	(14.1)	(7.8)
Short-term borrowings (repayments), net	—	(19.3)	9.5
Payment of debt issuance and other financing costs	(9.9)	(7.0)	(6.5)
Repurchase of common stock	(100.3)	(70.0)	(384.7)
Dividends paid to Lear Corporation stockholders	(106.7)	(67.3)	(186.3)
Dividends paid to noncontrolling interests	(81.1)	(123.3)	(78.9)
Other, net	27.5	(112.7)	(66.8)
Net cash used in financing activities	(13.6)	(411.7)	(361.9)
Effect of foreign currency translation	(3.0)	21.5	(9.4)
Net Change in Cash, Cash Equivalents and Restricted Cash	6.8	(195.9)	(9.4)
Cash, Cash Equivalents and Restricted Cash as of Beginning of Period	1,314.5	1,510.4	1,519.8
Cash, Cash Equivalents and Restricted Cash as of End of Period	$1,321.3	$1,314.5	$1,510.4
Changes in Working Capital Items:
Accounts receivable	$160.9	$(164.7)	$(116.2)
Inventories	(213.4)	(107.7)	(69.1)
Accounts payable	(129.6)	214.0	(5.5)
Accrued liabilities and other	(168.9)	(8.5)	165.3
Net change in working capital items	$(351.0)	$(66.9)	$(25.5)
Supplementary Disclosure:
Cash paid for interest	$91.6	$117.8	$104.4
Cash paid for income taxes, net of refunds received of $40.7 million in 2021, $32.5 million in 2020 and $69.4 million in 2019	$148.3	$141.5	$172.1
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
(2) Current Operating Environment
In 2020, unprecedented industry disruptions related to the COVID-19 pandemic impacted the Company's operations in every region of the world. Production disruptions continued in 2021 largely due to the continuing impact of the COVID-19 pandemic, particularly through supply shortages. The most significant supply shortage relates to semiconductor chips, which impacted global vehicle production and resulted in reductions and cancellations of planned production. In addition, the Company experienced increased costs related to labor shortages and inefficiencies and ongoing costs related to personal protective equipment, all of which are likely to continue for a period of time. Increases in certain commodity costs, as well as transportation and logistics costs, are also impacting, and will continue to impact, the Company's operating results for the foreseeable future. Further, a resurgence of the COVID-19 virus or its variants, including corresponding "stay at home" or similar government orders impacting industry production, could impact the Company's financial results.
The accompanying consolidated financial statements reflect estimates and assumptions made by management as of December 31, 2021, and for the year then ended. Such estimates and assumptions affect, among other things, the Company's goodwill; long-lived asset and indefinite-lived intangible asset valuations; inventory valuations; valuations of deferred income taxes and income tax contingencies; and credit losses related to the Company's financial instruments. Events and circumstances arising after December 31, 2021, including those resulting from the impact of the COVID-19 pandemic, will be reflected in management's estimates and assumptions in future periods.
For more information related to goodwill, indefinite-lived intangible assets, inventory and credit losses, see Note 3, "Summary of Significant Accounting Policies." For more information related to income taxes, see Note 3, "Summary of Significant Accounting Policies — Income Taxes," and Note 9, "Income Taxes."
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
Fiscal Period Reporting
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
Accounts Receivable
The Company records accounts receivable as title is transferred to its customers. The Company's customers are the world's major automotive manufacturers. Generally, the Company does not require collateral for its accounts receivable.
On January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, "Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," using a modified retrospective approach. The standard amends several aspects of the measurement of credit losses related to certain financial instruments, including the

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

replacement of the existing incurred credit loss model and other models with the current expected credit losses model. The cumulative effect of adoption resulted in an increase of $0.8 million in the allowance for credit loss and a corresponding decrease in retained earnings as of January 1, 2020.
The Company's allowance for credit losses on financial assets measured at amortized cost, primarily accounts receivable, reflects management's estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. The Company also considers geographic and segment specific risk factors in the development of expected credit losses. As of December 31, 2021 and 2020, accounts receivable are reflected net of reserves of $35.5 million and $35.3 million, respectively. Changes in expected credit losses were not significant during the year ended December 31, 2021.
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

December 31,	2021	2020
Raw materials	$1,171.0	$1,051.6
Work-in-process	119.9	109.8
Finished goods	453.4	396.9
Reserves	(172.4)	(157.2)
Inventories	$1,571.9	$1,401.1
Engineering and Development ("E&D") and Tooling Costs
In 2021, the Company incurred E&D costs of $608.5 million, including $327.3 million (or 2% of related sales) in its Seating segment, $267.7 million (or 6% of related sales) in its E-Systems segment and $13.5 million at its headquarters location.
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
During 2021 and 2020, the Company capitalized $298.3 million and $229.7 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During 2021 and 2020, the Company also capitalized $164.4 million and $174.0 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying consolidated balance sheets as of December 31, 2021 and 2020. During 2021 and 2020, the Company collected $448.0 million and $354.6 million, respectively, of cash related to E&D and tooling costs.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The classification of recoverable customer E&D and tooling costs related to long-term supply agreements is shown below (in millions):

December 31,	2021	2020
Current	$207.4	$212.0
Long-term	143.5	121.4
Recoverable customer E&D and tooling	$350.9	$333.4
Other E&D Costs
Costs incurred in connection with product launches, to the extent not recoverable from the Company's customers, are recorded in cost of sales as incurred and totaled $139.5 million, $135.0 million and $138.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
All other E&D costs are recorded in selling, general and administrative expenses as incurred and totaled $170.7 million, $192.3 million and $178.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Property, Plant and Equipment
Property, plant and equipment is stated at cost. Costs associated with the repair and maintenance of the Company's property, plant and equipment are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency or safety of the Company's property, plant and equipment are capitalized and depreciated over the remaining useful life of the related asset. Depreciable property is depreciated over the estimated useful lives of the assets, using principally the straight-line method as follows:

Buildings and improvements	10 to 40 years
Machinery and equipment	5 to 10 years
A summary of property, plant and equipment is shown below (in millions):

December 31,	2021	2020
Land	$108.7	$114.1
Buildings and improvements	850.3	880.7
Machinery and equipment	4,497.7	4,339.2
Construction in progress	345.6	311.1
Total property, plant and equipment	5,802.3	5,645.1
Less – accumulated depreciation	(3,082.2)	(2,908.9)
Net property, plant and equipment	$2,720.1	$2,736.2
For the years ended December 31, 2021, 2020 and 2019, depreciation expense was $500.6 million, $474.0 million and $447.6 million, respectively. As of December 31, 2021, 2020 and 2019, capital expenditures recorded in accounts payable totaled $147.8 million, $118.4 million and $131.6 million, respectively.
As of December 31, 2021, property held for sale of $2.6 million and $17.5 million in the Company's Seating and E-Systems segments, respectively, was recorded in other current assets in the accompanying consolidated balance sheet. The property is expected to be disposed of by sale within the next twelve months.
Impairment of Goodwill
Goodwill is not amortized but is tested for impairment on at least an annual basis. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment is more likely than not to have occurred. In conducting its annual impairment testing, the Company may first perform a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount. If not, no further goodwill impairment testing is required. If it is more likely than not that a reporting unit's fair value is less than its carrying amount, or if the Company elects not to perform a qualitative assessment of a reporting unit, the Company then compares the fair value of the reporting unit to the related net book value. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized.
The Company utilizes an income approach to estimate the fair value of each of its reporting units and a market valuation approach to further support this analysis. The income approach is based on projected debt-free cash flow which is discounted to

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

the present value using discount factors that consider the timing and risk of cash flows. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit's expected long-term operating cash flow performance. This approach also mitigates the impact of cyclical trends that occur in the industry. Fair value is estimated using recent automotive industry and specific platform production volume projections, which are based on both third-party and internally developed forecasts, as well as commercial and discount rate assumptions. The discount rate used is the value-weighted average of the Company's estimated cost of equity and of debt ("cost of capital") derived using both known and estimated customary market metrics. The Company's weighted average cost of capital is adjusted by reporting unit to reflect a risk factor, if necessary. Other significant assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management's application of these assumptions to this analysis, the Company believes that the income approach provides a reasonable estimate of the fair value of its reporting units. The market valuation approach is used to further support the Company's analysis and is based on recent transactions involving comparable companies.
The annual goodwill impairment assessment is completed as of the first day of the Company's fourth quarter. The Company performed a qualitative assessment for each reporting unit. The qualitative assessments indicated that it was more likely than not that the fair value of each reporting unit exceeded its respective carrying value.
A summary of the changes in the carrying amount of goodwill for each of the periods in the two years ended December 31, 2021, is shown below (in millions):

	Seating	E-Systems	Total
Balance as of December 31, 2019	$1,235.4	$378.9	$1,614.3
Foreign currency translation and other	33.4	8.1	41.5
Balance as of December 31, 2020	1,268.8	387.0	1,655.8
Foreign currency translation and other	(19.5)	21.6	2.1
Balance as of December 31, 2021	$1,249.3	$408.6	$1,657.9
Intangible Assets
As of December 31, 2021, intangible assets consist primarily of certain intangible assets recorded in connection with the acquisitions of Guilford Mills in 2012, the parent company of Eagle Ottawa, LLC in 2015, AccuMED Holdings Corp. in 2016, Grupo Antolin's automotive seating business in 2017 and Xevo Inc. ("Xevo") in 2019 (Note 4, "Acquisitions"). These intangible assets were recorded at their estimated fair value, based on independent appraisals, as of the transaction or acquisition date. The value assigned to technology intangibles is based on the royalty savings method, which applies a hypothetical royalty rate to projected revenues attributable to the identified technologies. Royalty rates were determined based primarily on analysis of market information. The customer-based intangible asset includes the acquired entity's established relationships with its customers and the ability of these customers to generate future economic profits for the Company. The value assigned to customer-based intangibles is based on the present value of future earnings attributable to the asset group after recognition of required returns to other contributory assets.
A summary of intangible assets as of December 31, 2021, is shown below (in millions):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (years)
Amortized intangible assets:
Customer-based	$534.4	$(277.6)	$256.8	11.7
Licensing agreements	70.9	(37.8)	33.1	5.0
Technology	21.8	(18.4)	3.4	8.5
Other	0.4	(0.1)	0.3	5.0
	627.5	(333.9)	293.6	10.8
Unamortized intangible assets:
In-process research and development	8.9	—	8.9
Balance as of December 31, 2021	$636.4	$(333.9)	$302.5
The Company recognized an impairment charge of $8.5 million related to certain intangible assets of its E-Systems segment resulting from a change in the intended use of the assets. The impairment charge is included in amortization of intangible assets in the accompanying statement of income for the year ended December 31, 2021.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Intangible assets with a gross carrying value of $7.5 million became fully amortized in 2021 and are no longer included in the gross carrying value or accumulated amortization as of December 31, 2021.
A summary of intangible assets as of December 31, 2020, is shown below (in millions):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (years)
Amortized intangible assets:
Customer-based	$528.0	$(232.0)	$296.0	11.8
Licensing agreements	71.9	(24.4)	47.5	5.0
Technology	35.1	(21.2)	13.9	7.2
	635.0	(277.6)	357.4	10.8
Unamortized intangible assets:
In-process research and development	10.8	—	10.8
Balance as of December 31, 2020	$645.8	$(277.6)	$368.2
Intangible assets with a gross carrying value of $25.6 million became fully amortized in 2020 and are no longer included in the gross carrying value or accumulated amortization as of December 31, 2020.
Excluding the impact of any future acquisitions, the Company's estimated annual amortization expense for the five succeeding years is shown below (in millions):

Year	Expense
2022	$62.4
2023	60.9
2024	48.0
2025	20.7
2026	20.4
Impairment of Long-Lived Assets
The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with accounting principles generally accepted in the United States ("GAAP"). If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value estimates of property, plant and equipment and right-of-use assets are based on independent appraisals, giving consideration to the highest and best use of the assets. Key assumptions used in the appraisals are based on a combination of market and cost approaches, as appropriate.
For the years ended December 31, 2021, 2020 and 2019, the Company recognized fixed asset impairment charges of $4.2 million, $21.3 million and $8.7 million, respectively, in conjunction with its restructuring actions (Note 5, "Restructuring"). For the years ended December 31, 2021 and 2020, the Company recognized additional asset impairment charges of $7.7 million and $4.6 million, respectively. Asset impairment charges are recorded in cost of sales in the accompanying consolidated statements of income for the years ended December 31, 2021, 2020 and 2019.
Impairment of Investments in Affiliates
The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If the Company determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded book value and the fair value of the investment. Fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values. For the years ended December 31, 2021, 2020 and 2019, the Company recognized impairment charges of $1.0 million, $4.0 million and $5.0 million, respectively, related to its investments in affiliates.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Accrued Liabilities
A summary of accrued liabilities as of December 31, 2021 and 2020, is shown below (in millions):

December 31,	2021	2020
Compensation and employee benefits	$353.8	$297.7
Income and other taxes payable	290.7	287.7
Restructuring	129.4	139.0
Current portion of lease obligations	125.6	116.3
Other	907.2	1,080.2
Accrued liabilities	$1,806.7	$1,920.9
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
Discount Rate
The discount rate used to measure a lease obligation should be the rate implicit in the lease; however, the Company's operating leases generally do not provide an implicit rate. Accordingly, the Company uses its incremental borrowing rate at lease commencement to determine the present value of lease payments. The incremental borrowing rate is an entity-specific rate which represents the rate of interest a lessee would pay to borrow on a collateralized basis over a similar term with similar payments.
Revenue Recognition and Sales Commitments
The Company enters into contracts with its customers to provide production parts generally at the beginning of a vehicle's life cycle. Typically, these contracts do not provide for a specified quantity of products, but once entered into, the Company is often expected to fulfill its customers' purchasing requirements for the production life of the vehicle. Many of these contracts may be terminated by the Company's customers at any time. Historically, terminations of these contracts have been infrequent. The Company receives purchase orders from its customers, which provide the commercial terms for a particular production part, including price (but not quantities). Contracts may also provide for annual price reductions over the production life of the vehicle, and prices may be adjusted on an ongoing basis to reflect changes in product content/cost and other commercial factors.
Revenue is recognized at the point in time when control of the product is transferred to the customer under standard commercial terms, as the Company does not have an enforceable right to payment prior to such transfer. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for those products based on the annual purchase orders, annual price reductions and ongoing price adjustments. Revenue recognized related to prior years represented approximately 1% of consolidated net sales during the years ended December 31, 2021, 2020 and 2019. The Company's customers pay for products received in accordance with payment terms that are customary within the industry. The Company's contracts with its customers do not have significant financing components.
The Company records a contract liability for advances received from its customers. As of December 31, 2021 and 2020, there were no significant contract liabilities recorded. Further, there were no significant contract liabilities recognized in revenue during the years ended December 31, 2021, 2020 and 2019.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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
Cost of Sales and Selling, General and Administrative Expenses
Cost of sales includes material, labor and overhead costs associated with the manufacture and distribution of the Company's products. Distribution costs include inbound freight costs, purchasing and receiving costs, inspection costs, warehousing costs and other costs of the Company's distribution network. Selling, general and administrative expenses include selling, engineering and development and administrative costs not directly associated with the manufacture and distribution of the Company's products.
Restructuring Costs
Restructuring costs include employee termination benefits, asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. Employee termination benefits are recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Other incremental costs principally include equipment and personnel relocation costs. In addition to restructuring costs, the Company also incurs incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs are recognized in the Company's consolidated financial statements in accordance with GAAP. Generally, charges are recorded as restructuring actions are approved and/or implemented.
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

For the year ended December 31,	2021	2020	2019
Other expense	$65.4	$72.2	$52.2
Other income	(65.3)	(17.0)	(27.6)
Other expense, net	$0.1	$55.2	$24.6
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
The Company's current and future provision for income taxes is impacted by the initial recognition of and changes in valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. The Company's future provision for income taxes will include no tax benefit with respect to losses incurred and, except for certain jurisdictions, no tax expense with respect to income generated in these countries until the respective valuation allowances are eliminated. Accordingly, income taxes are impacted by changes in valuation allowances and the mix of earnings among jurisdictions. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. In completing this evaluation, the Company considers all available evidence in order to determine whether, based on the weight of the evidence, a valuation allowance for its deferred tax assets is necessary. Such evidence includes historical results, future reversals of existing taxable temporary differences and expectations for future taxable income (exclusive of the reversal of temporary differences and carryforwards), as well as the implementation of feasible and prudent tax planning strategies. If, based on the weight of the evidence, it is more likely than not that all or a portion of the Company's deferred tax assets will not be realized, a valuation allowance is recorded. If operating results improve or decline on a continual basis in a particular jurisdiction, the Company's decision regarding the need for a valuation allowance could change, resulting in either the initial recognition or reversal of a valuation allowance in that jurisdiction, which could have a significant impact on income tax expense in the period recognized and subsequent periods. In determining the provision for income taxes for financial statement

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

purposes, the Company makes certain estimates and judgments, which affect its evaluation of the carrying value of its deferred tax assets, as well as its calculation of certain tax liabilities.
The Company reclassifies taxes from accumulated other comprehensive loss to earnings as the items to which the tax effects relate are similarly reclassified.
The calculation of the Company's gross unrecognized tax benefits and liabilities includes uncertainties in the application of, and changes in, complex tax regulations in a multitude of jurisdictions across its global operations. The Company recognizes tax benefits and liabilities based on its estimates of whether, and the extent to which, additional taxes will be due. The Company adjusts these benefits and liabilities based on changing facts and circumstances; however, due to the complexity of these uncertainties and the impact of tax audits, the ultimate resolutions may differ significantly from the Company's estimates.
Effective January 1, 2021, ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," simplified the accounting for income taxes by eliminating certain exceptions to the general principles in Topic 740 and amending prior guidance to improve consistent application. The adoption of this standard did not have a significant impact on the Company's financial statements.
Foreign Currency
Assets and liabilities of foreign subsidiaries that use a functional currency other than the U.S. dollar are translated into U.S. dollars at the foreign exchange rates in effect at the end of the period. Revenues and expenses of foreign subsidiaries are translated into U.S. dollars using an average of the foreign exchange rates in effect during the period. Translation adjustments that arise from translating a foreign subsidiary's financial statements from the functional currency to the U.S. dollar are reflected in accumulated other comprehensive loss in the consolidated balance sheets.
Transaction gains and losses that arise from foreign exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except certain long-term intercompany transactions, are included in the consolidated statements of income as incurred. For the years ended December 31, 2021, 2020 and 2019, other expense, net includes net foreign currency transaction losses of $24.8 million, $19.9 million and $20.6 million, respectively.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of information used to compute basic and diluted net income per share available to Lear common stockholders is shown below (in millions, except share and per share data):

For the year ended December 31,	2021	2020	2019
Net income attributable to Lear	$373.9	$158.5	$753.6
Redeemable noncontrolling interest adjustment	—	—	35.9
Net income available to Lear common stockholders	$373.9	$158.5	$789.5

Average common shares outstanding	60,082,833	60,254,380	61,697,192
Dilutive effect of common stock equivalents	337,651	175,582	226,336
Average diluted shares outstanding	60,420,484	60,429,962	61,923,528

Basic net income per share available to Lear common stockholders	$6.22	$2.63	$12.80

Diluted net income per share available to Lear common stockholders	$6.19	$2.62	$12.75
For further information related to the redeemable noncontrolling interest adjustment, see Note 12, "Capital Stock, Accumulated Other Comprehensive Loss and Equity."
Product Warranty
Losses from warranty obligations are accrued when it is probable that a liability has been incurred and the related amounts are reasonably estimable.
Segment Reporting
The Company is organized under two reportable operating segments:
Seating, which consists of the design, development, engineering and manufacture of complete seat systems, seat subsystems and key seat components, and E-Systems, which consists of the design, development, engineering and manufacture of complete electrical distribution and connection systems and electronic systems. Key components in the Company's complete seat system and subsystem solutions are advanced comfort, wellness and safety offerings, as well as configurable seating product technologies. All of these products are compatible with traditional internal combustion engine ("ICE") architectures and the full range of hybrid, plug-in hybrid and battery electric architectures (collectively, "electrified powertrains"). Key seat component product offerings include seat trim covers, surface materials such as leather and fabric, seat mechanisms, seat foam and headrests. Key components in the Company's electrical distribution and connection systems portfolio include wire harnesses, terminals and connectors, and engineered components for both ICE architectures and electrified powertrains that require management of higher voltage and power. Key components in the Company's electronic systems portfolio include body domain control modules and products specific to electrification and connectivity. Electrification products include on-board battery chargers, power conversion modules, high voltage battery management systems and high voltage power distribution systems. Connectivity products include telematics control units ("TCU") and gateway modules to manage both wired and wireless networks and data in vehicles. In addition to electronic modules, the Company offers software that includes cybersecurity, advanced vehicle positioning for automated and autonomous driving applications and full capabilities in both dedicated short-range communication and cellular protocols for vehicle connectivity. The Company's software offerings include embedded control software and cloud and mobile device-based software and services. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment. Corporate and regional headquarters costs include various support functions, such as information technology, advanced research and development, corporate finance, legal, executive administration and human resources.
Each of the Company's operating segments reports its results from operations and makes its requests for capital expenditures directly to the chief operating decision maker. The economic performance of each operating segment is driven primarily by automotive production volumes in the geographic regions in which it operates, as well as by the success of the vehicle platforms for which it supplies products. Also, each operating segment operates in the competitive Tier 1 automotive supplier environment and is continually working with its customers to manage costs and improve quality. The Company's production processes generally make use of hourly labor, dedicated facilities, sequential manufacturing and assembly processes and commodity raw materials.

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
The accounting policies of the Company's operating segments are the same as those described in this note to the consolidated financial statements.
Derivative Instruments and Hedge Activities
The Company has used derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts, to reduce the effects of fluctuations in foreign exchange rates and interest rates and the resulting variability of the Company's operating results. The Company is not a party to leveraged derivatives. The Company's derivative financial instruments are subject to master netting arrangements that provide for the net settlement of contracts, by counterparty, in the event of default or termination. On the date that a derivative contract for a hedge instrument is entered into, the Company designates the derivative as either (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge), (2) a hedge of the exposure of a forecasted transaction or of the variability in the cash flows of a recognized asset or liability (a cash flow hedge), (3) a hedge of a net investment in a foreign operation (a net investment hedge) or (4) a contract not designated as a hedge instrument.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2021, there were no material changes in the methods or policies used to establish estimates and assumptions. Other matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of fixed and intangible assets and unsettled pricing negotiations with customers and suppliers (Note 3, "Summary of Significant Accounting Policies"); acquisitions (Note 4, "Acquisitions"); restructuring accruals (Note 5, "Restructuring"); deferred tax asset valuation allowances and income taxes (Note 9, "Income Taxes"); pension and other postretirement benefit plan assumptions (Note 10, "Pension and Other Postretirement Benefit Plans"); accruals related to litigation, warranty and environmental remediation costs (Note 14, "Commitments and Contingencies"); and self-insurance accruals. Actual results may differ significantly from the Company's estimates.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(4) Acquisitions
Kongsberg
On October 28, 2021, the Company entered into a definitive agreement to acquire substantially all of Kongsberg Automotive's Interior Comfort Systems business unit ("Kongsberg"). Kongsberg specializes in comfort seating solutions, including massage, lumber, seat heat and ventilation. The transaction is valued at approximately €175 million ($199 million as of December 31, 2021), on a cash and debt free basis. The acquisition, subject to regulatory approvals and customary closing conditions and adjustments, is expected to close in the first quarter of 2022.
The acquisition of Kongsberg will be accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed will be recognized at fair value as of the acquisition date. The operating results and cash flows of Kongsberg will be included in the consolidated financial statements from the date of acquisition in the Company's Seating segment.
Xevo
On April 17, 2019, the Company completed the acquisition of Xevo, a Seattle-based, global leader in connected car software, by acquiring all of Xevo's outstanding shares for $321.7 million, net of cash acquired. Xevo is a supplier of software solutions for the cloud, vehicles and mobile devices that are deployed in millions of vehicles worldwide.
The acquisition of Xevo was accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying consolidated balance sheets as of December 31, 2021 and 2020. The operating results and cash flows of Xevo are included in the accompanying consolidated financial statements from the date of acquisition and in the Company's E-Systems segment. The pro-forma effects of this acquisition do not materially impact the Company's reported results for any period presented.
The Company incurred transaction costs of $1.6 million, which were expensed as incurred and are recorded in selling, general and administrative expenses in the accompanying consolidated statement of income for the year ended December 31, 2019.
The purchase price and allocation are shown below (in millions):

December 31, 2020
Net purchase price	$321.7

Other assets purchased and liabilities assumed, net	$12.1
Goodwill	219.5
Intangible assets	90.1
Purchase price allocation	$321.7
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
(5) Restructuring
2021
In 2021, the Company recorded charges of $100.9 million in connection with its restructuring actions. These charges consist of $75.6 million recorded as cost of sales, $32.0 million recorded as selling, general and administrative expenses and $6.7 million recorded as other income. The restructuring charges consist of employee termination costs of $85.1 million, asset impairment charges of $11.4 million and contract termination costs of $0.3 million, as well as other related costs of $4.1 million. Asset

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

impairment charges relate to the disposal of buildings, leasehold improvements and/or machinery and equipment with carrying values of $4.2 million in excess of related estimated fair values and the impairment of right-of-use-assets of $7.2 million.
The Company expects to incur approximately $44 million of additional restructuring costs related to activities initiated as of December 31, 2021, and expects that the components of such costs will be consistent with its historical experience. Any future restructuring actions will depend upon market conditions, customer actions and other factors.
A summary of 2021 activity is shown below (in millions):

	Accrual as of	2021	Utilization		Accrual as of
	January 1, 2021	Charges	Cash	Non-cash	December 31, 2021
Employee termination benefits	$134.8	$85.1	$(87.5)	$(6.3)	$126.1
Asset impairments	—	11.4	—	(11.4)	—
Contract termination costs	4.2	0.3	(1.2)	—	3.3
Other related costs	—	4.1	(4.1)	—	—
Total	$139.0	$100.9	$(92.8)	$(17.7)	$129.4
2020
In 2020, the Company recorded charges of $144.9 million in connection with its restructuring actions. These charges consist of $122.3 million recorded as cost of sales, $16.4 million recorded as selling, general and administrative expenses and $6.2 million recorded as other expense. The restructuring charges consist of employee termination costs of $104.2 million, asset impairment charges of $23.3 million, contract termination costs of $2.0 million, and pension benefit plan settlement losses of $12.9 million, as well as other related costs of $2.5 million. Asset impairment charges relate to the disposal of buildings, leasehold improvements and/or machinery and equipment with carrying values of $21.3 million in excess of related estimated fair values and the impairment of right-of-use assets of $2.0 million.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(6) Investments in Affiliates and Other Related Party Transactions
The Company's beneficial ownership in affiliates accounted for under the equity method is shown below:

December 31,	2021	2020	2019
Beijing BHAP Lear Automotive Systems Co., Ltd. (China)	50%	50%	50%
Guangzhou Lear Automotive Components Co., Ltd. (China)	50	50	50
Jiangxi Jiangling Lear Interior Systems Co., Ltd. (China)	50	50	50
Lear Dongfeng Automotive Seating Co., Ltd. (China)	50	50	50
Changchun Lear FAWSN Automotive Seat Systems Co., Ltd. (China)	49	49	49
Honduras Electrical Distribution Systems S. de R.L. de C.V. (Honduras)	49	49	49
Kyungshin-Lear Sales and Engineering LLC	49	49	49
Shenyang Jinbei Lear Automotive Seating Co. Ltd. (China)	49	—	—
Beijing Lear Hyundai Transys Co., Ltd. (China)	40	40	40
Hyundai Transys Lear Automotive Private Limited (India)	35	35	35
Techstars Corporate Partner 2017 LLC	34	34	38
RevoLaze, LLC	20	20	20
Maniv Mobility II A, L.P.	7	9	8
Autotech Fund II, L.P.	4	4	6
Trucks Venture Fund 2, L.P.	5	3	4
Summarized group financial information for affiliates accounted for under the equity method as of December 31, 2021 and 2020, and for the years ended December 31, 2021, 2020 and 2019, is shown below (unaudited; in millions):

December 31,	2021	2020
Balance sheet data:
Current assets	$1,217.5	$1,136.3
Non-current assets	239.5	194.4
Current liabilities	921.7	901.7
Non-current liabilities	6.7	6.2

For the year ended December 31,	2021	2020	2019
Income statement data:
Net sales	$1,833.6	$1,597.5	$1,670.0
Gross profit	50.1	83.0	89.2
Income before provision for income taxes	104.5	73.8	85.7
Net income attributable to affiliates	80.5	44.8	53.5
A summary of amounts recorded in the Company's consolidated balance sheets related to its affiliates is shown below (in millions):

December 31,	2021	2020
Aggregate investment in affiliates	$184.7	$142.9
Receivables due from affiliates (including notes and advances)	143.0	142.0
Payables due to affiliates	0.7	1.6

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of transactions with affiliates accounted for under the equity method and other related parties is shown below (in millions):

For the year ended December 31,	2021	2020	2019
Sales to affiliates	$676.6	$656.4	$647.2
Purchases from affiliates	4.4	1.9	1.6
Management and other fees for services provided to affiliates	38.5	28.3	35.5
Dividends received from affiliates	26.8	24.6	23.3
The Company has certain investments with beneficial ownership interests of less than 20% that are accounted for under the equity method as the Company's beneficial ownership interests in these entities are similar to partnership interests.
2021
In 2021, the Company acquired a 49% interest in Shenyang Jinbei Lear Automotive Seating Co. Ltd. ("Shenyang Jinbei") for $41.3 million. The investment is accounted for under the equity method as the Company does not control Shenyang Jinbei but does have the ability to exercise significant influence over certain operating and financial policies of Shenyang Jinbei. The acquisition cost is classified within cash flows used in investing activities in the accompanying consolidated statement of cash flows for the year ended December 31, 2021.
2019
In 2019, the Company deconsolidated Guangzhou Automobile Group Component Co., Ltd. ("GACC") as it no longer controls this entity. As a result, the carrying values of the assets and liabilities of GACC are not reflected in the consolidated balance sheet as of December 31, 2019 In addition, the Company recorded a gain of $4.0 million related to the excess of the estimated fair value over the carrying value of its interest in GACC immediately prior to deconsolidation. The gain is included in other expense, net in the accompanying consolidated statement of income for the year ended December 31, 2019.
For further information related to acquired assets measured at fair value, see Note 16, "Financial Instruments."
(7) Debt
Short-Term Borrowings
The Company utilizes uncommitted lines of credit as needed for its short-term working capital fluctuations. As of December 31, 2021 and 2020, the Company had lines of credit from banks totaling $96.2 million and $94.3 million, respectively. As of December 31, 2021 and 2020, the Company had no short-term debt balances outstanding related to draws on the lines of credit.
Long-Term Debt
A summary of long-term debt, net of unamortized debt issuance costs and unamortized original issue premium (discount) and the related weighted average interest rates is shown below (in millions):

December 31,	2021
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
3.8% Senior Notes due 2027 (the "2027 Notes")	$550.0	$(2.5)	$(2.2)	$545.3	3.885%
4.25% Senior Notes due 2029 (the "2029 Notes")	375.0	(2.3)	(0.9)	371.8	4.288%
3.5% Senior Notes due 2030 (the "2030 Notes")	350.0	(2.3)	(0.7)	347.0	3.525%
2.6% Senior Notes due 2032 (the "2032 Notes")	350.0	(3.1)	(0.8)	346.1	2.624%
5.25% Senior Notes due 2049 (the "2049 Notes")	625.0	(6.1)	13.7	632.6	5.103%
3.55% Senior Notes due 2052 (the "2052 Notes")	350.0	(3.8)	(0.5)	345.7	3.558%
Other	7.5	—	—	7.5	N/A
	$2,607.5	$(20.1)	$8.6	2,596.0
Less — Current portion				(0.8)
Long-term debt				$2,595.2

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

December 31,	2020
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
Credit Agreement — Term Loan Facility	$220.3	$(0.6)	$—	$219.7	1.360%
2027 Notes	750.0	(4.1)	(3.5)	742.4	3.885%
2029 Notes	375.0	(2.6)	(1.0)	371.4	4.288%
2030 Notes	350.0	(2.6)	(0.7)	346.7	3.525%
2049 Notes	625.0	(6.3)	14.2	632.9	5.103%
Other	1.4	—	—	1.4	N/A
	$2,321.7	$(16.2)	$9.0	2,314.5
Less — Current portion				(14.2)
Long-term debt				$2,300.3
Senior Notes
The issuance, maturity and interest payment dates of the Company's senior unsecured 2027 Notes, 2029 Notes, 2030 Notes, 2032 Notes, 2049 Notes and 2052 Notes (collectively, the "Notes") are shown below:

Note	Issuance Date	Maturity Date	Interest Payment Dates
2027 Notes	August 2017	September 15, 2027	March 15 and September 15
2029 Notes	May 2019	May 15, 2029	May 15 and November 15
2030 Notes	February 2020	May 30, 2030	May 30 and November 30
2032 Notes	November 2021	January 15, 2032	January 15 and July 15 (1)
2049 Notes	May 2019 and February 2020	May 15, 2049	May 15 and November 15
2052 Notes	November 2021	January 15, 2052	January 15 and July 15 (1)
(1) Commencing July 15, 2022.
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
In November 2021, the Company paid $221.5 million for the purchase of $200.0 million in aggregate principal amount of the 2027 Notes, including an early tender premium of $21.0 million and related fees of $0.5 million. In connection with this transaction, the Company recognized a loss of $23.9 million on the extinguishment of debt.
Prior to June 15, 2027, the Company, at its option, may redeem the 2027 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus a "make-whole" premium as of, and accrued and unpaid interest to, the redemption date. On or after June 15, 2027, but prior to the maturity date of September 15, 2027, the Company, at its option, may redeem the 2027 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.
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
The net proceeds from the offering of $693.3 million, after original issue discount, were used to redeem $325.0 million in aggregate principal amount of the 2024 Notes at a redemption price equal to 102.688% of the principal amount of such 2024

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Notes, plus accrued interest, as well as to finance the Xevo acquisition (Note 4, "Acquisitions") and for general corporate purposes.
Prior to February 15, 2029, the Company, at its option, may redeem the 2029 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus the applicable premium, if any, as of, and accrued and unpaid interest to, but not including, the redemption date. On or after February 15, 2029, the Company, at its option, may redeem the 2029 Notes, at any time, in whole or in part, on not less than 15 nor more than 60 days' prior notice, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date.
Prior to November 15, 2048, the Company, at its option, may redeem the 2049 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus the applicable premium, if any, as of, and accrued and unpaid interest to, but not including, the redemption date. On or after November 15, 2048, the Company, at its option, may redeem the 2049 Notes, at any time, in whole or in part, on not less than 15 nor more than 60 days' prior notice, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date.
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
The net proceeds from the offering were $669.1 million after original issue discount. The proceeds were used to redeem $650.0 million in aggregate principal amount of 2025 Notes at a redemption price equal to 102.625% of the principal amount of such 2025 Notes, plus accrued interest.
Prior to February 28, 2030, the Company, at its option, may redeem the 2030 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus the applicable premium, if any, as of, and accrued and unpaid interest to, but not including, the redemption date. On or after February 28, 2030, the Company, at its option, may redeem the 2030 Notes, at any time, in whole or in part, on not less than 15 nor more than 60 days' prior notice, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date.
Prior to November 15, 2048, the Company, at its option, may redeem the 2049 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus the applicable premium, if any, as of, and accrued and unpaid interest to, but not including, the redemption date. On or after November 15, 2048, the Company, at its option, may redeem the 2049 Notes, at any time, in whole or in part, on not less than 15 nor more than 60 days' prior notice, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date.
In connection with these transactions, the Company recognized a loss of $21.1 million on the extinguishment of debt and paid related issuance costs of $6.0 million.
2032 Notes and 2052 Notes
In 2021, the Company issued $350.0 million in aggregate principal amount at maturity of 2032 Notes and $350.0 million in aggregate principal amount at maturity of 2052 Notes. The 2032 Notes have a stated coupon rate of 2.6% and were issued at 99.782% of par, resulting in a yield to maturity of 2.624%. The 2052 Notes have a stated coupon rate of 3.55% and were issued at 99.845% of par, resulting in a yield to maturity of 3.558%.
The net proceeds from the offering of $698.7 million, after original issue discount, were used to fund the tender of $200.0 million in aggregate principal amount of 2027 Notes (see "— 2027 Notes" above) and the repayment in full of $206.3 million outstanding on the term loan facility. The Company expects to use the remaining net proceeds for general corporate purposes, which may include the purchase price for the Kongsberg acquisition (Note 4, "Acquisitions").
Prior to October 15, 2031, the Company, at its option, may redeem the 2032 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus the applicable premium, if any, as of, and accrued and unpaid interest to, but not including, the redemption date. On or after October 15, 2031, the Company, at its option, may redeem the 2032 Notes, at any time, in whole or in part, on not less than 15 nor more than 60 days' prior notice, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date.
Prior to July 15, 2051, the Company, at its option, may redeem the 2052 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus the applicable premium, if any, as of, and accrued and unpaid interest to, but not

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

including, the redemption date. On or after July 15, 2051, the Company, at its option, may redeem the 2052 Notes, at any time, in whole or in part, on not less than 15 nor more than 60 days' prior notice, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date.
In connection with these transactions, the Company paid related issuance costs of $7.1 million.
Covenants
Subject to certain exceptions, the indentures governing the Notes contain restrictive covenants that, among other things, limit the ability of the Company to: (i) create or permit certain liens and (ii) consolidate, merge or sell all or substantially all of the Company's assets. The indentures governing the Notes also provide for customary events of default. As of December 31, 2021, the Company was in compliance with all covenants under the indentures governing the Notes.
Credit Agreement
In 2017, the Company entered into an unsecured credit agreement consisting of a $1.75 billion revolving credit facility (the "Revolving Credit Facility") and a $250 million term loan facility (the "Term Loan Facility"). In October 2021, the Company entered into an amended and restated credit agreement (the "Credit Agreement") that increased the Revolving Credit Facility to $2.0 billion and extended the maturity date to October 28, 2026. In connection with the amendment and restatement, the Company recognized a loss of $0.4 million on the extinguishment of debt and paid related issuance costs of $2.8 million.
In 2021, the Company made principal payments under the Term Loan Facility of $220.3 million, including full repayment of $206.3 million in November 2021. In connection with the full repayment, the Company recognized a loss of $0.3 million on the extinguishment of debt. In 2020 and 2019, the Company made required principal payments under the Term Loan Facility of $14.1 million and $7.8 million, respectively.
In 2021, there were no borrowings or repayments under the Revolving Credit Facility. In the first quarter of 2020, as a proactive measure in response to the COVID-19 pandemic, the Company borrowed $1.0 billion under the Revolving Credit Facility, which was repaid in full in the third quarter of 2020. In 2019, aggregate borrowings and repayments under the Revolving Credit Facility were $30.0 million. As of December 31, 2021 and 2020, there were no borrowings outstanding under the Revolving Credit Facility.
Advances under the Revolving Credit Facility and borrowings under the Term Loan Facility (1) generally bear interest based on (i) the Eurocurrency Rate (as defined in the Credit Agreement) or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin, determined in accordance with a pricing grid. As of December 31, 2021, the ranges and rates are as follows (in percentages):

	Eurocurrency Rate			Base Rate
	Minimum	Maximum	Rate as of December 31, 2021	Minimum	Maximum	Rate as of December 31, 2021
Revolving Credit Facility	0.925%	1.450%	1.125%	0.000%	0.450%	0.125%
Term Loan Facility[1]	1.125%	1.900%	N/A	0.125%	0.900%	N/A
(1) Paid in full in November 2021.
The facility fee, which ranges from 0.075% to 0.20% of the total amount committed under the Revolving Credit Facility, is payable quarterly.
Covenants
The Credit Agreement contains various customary representations, warranties and covenants by the Company, including, without limitation, (i) covenants regarding maximum leverage, (ii) limitations on fundamental changes involving the Company or its subsidiaries and (iii) limitations on indebtedness and liens. As of December 31, 2021, the Company was in compliance with all covenants under the Credit Agreement.
Other
As of December 31, 2021, other long-term debt, including the current portion, consisted of amounts outstanding under an unsecured working capital loan and a finance lease agreement. As of December 31, 2020, other long-term debt, including the current portion, consisted of amounts outstanding under a finance lease agreement.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(8) Leases
Right-of-Use Assets and Lease Obligations
The Company has operating leases for production, office and warehouse facilities, manufacturing and office equipment and vehicles. Operating lease assets and obligations included in the accompanying consolidated balance sheet are shown below (in millions):

December 31,	2021	2020
Right-of-use assets under operating leases:
Other long-term assets	$627.9	$540.3
Lease obligations under operating leases:
Accrued liabilities	$125.6	$116.3
Other long-term liabilities	523.6	438.9
	$649.2	$555.2
Maturities of lease obligations as of December 31, 2021, are shown below (in millions):

2022	$143.4
2023	115.8
2024	98.3
2025	83.4
2026	73.3
Thereafter	207.4
Total undiscounted cash flows	721.6
Less: Imputed interest	(72.4)
Lease obligations under operating leases	$649.2
The Company entered into a lease contract which commences in the first quarter of 2022. The contract has a lease term of seven years and a right-of-use asset and related lease obligation of approximately $24.0 million.
Cash flow information related to operating leases is shown below (in millions):

For the year ended December 31,	2021	2020	2019
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$258.4	$135.1	$214.3
Operating cash flows:
Cash paid related to operating lease obligations	$164.2	$143.8	$141.8
Lease expense included in the accompanying consolidated statement of income is shown below (in millions):

For the year ended December 31,	2021	2020	2019
Operating lease expense	$160.3	$148.6	$140.6
Short-term lease expense	19.4	15.4	17.0
Variable lease expense	7.9	8.0	6.5
Total lease expense	$187.6	$172.0	$164.1
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

For the years ended December 31, 2021, 2020 and 2019, the Company recognized impairment charges of $7.2 million, $2.0 million and $0.8 million, respectively, related to its right-of-use assets in conjunction with its restructuring actions (Note 5, "Restructuring").
The weighted average lease term and discount rate for operating leases as of December 31, 2021, are shown below:

Weighted average remaining lease term	Seven years
Weighted average discount rate	3.0%
The Company has entered into certain finance lease agreements which are not material to the consolidated financial statements (Note 7, "Debt").
(9) Income Taxes
A summary of consolidated income before provision for income taxes and equity in net income of affiliates and the components of provision for income taxes is shown below (in millions):

For the year ended December 31,	2021	2020	2019
Consolidated income before provision for income taxes and equity in net income of affiliates:
Domestic	$(110.9)	$(145.0)	$317.4
Foreign	694.4	444.3	636.2
	$583.5	$299.3	$953.6
Domestic benefit for income taxes:
Current provision	$38.4	$29.0	$24.2
Deferred benefit	(76.6)	(106.2)	(52.6)
Total domestic benefit	$(38.2)	$(77.2)	$(28.4)
Foreign provision for income taxes:
Current provision	$154.8	$149.6	$160.1
Deferred provision	21.1	21.5	14.4
Total foreign provision	$175.9	$171.1	$174.5
Provision for income taxes	$137.7	$93.9	$146.1
The domestic current provision includes withholding taxes related to dividends and royalties paid by the Company's foreign subsidiaries, as well as state and local taxes. In 2021, 2020 and 2019, the provision for income taxes includes the benefit of prior unrecognized net operating loss carryforwards of $2.9 million, $5.3 million and $1.8 million, respectively.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of the differences between the provision for income taxes calculated at the United States federal statutory income tax rate of 21% and the consolidated provision for income taxes is shown below (in millions):

For the year ended December 31,	2021	2020	2019
Consolidated income before provision for income taxes and equity in net income of affiliates multiplied by the United States federal statutory income tax rate	$122.5	$62.9	$200.2
Differences in income taxes on foreign earnings, losses and remittances	30.4	20.7	14.1
Valuation allowance adjustments	29.0	47.7	1.2
Research and development and other tax credits	(19.0)	(11.8)	(40.8)
FDII deduction	(6.0)	(14.6)	(29.3)
U.S. tax impact of foreign earnings (1)	(9.8)	(21.1)	9.7
Tax audits and assessments	3.2	8.9	0.4
Change in the tax status of certain affiliates	—	—	(18.1)
Other	(12.6)	1.2	8.7
Provision for income taxes	$137.7	$93.9	$146.1
(1)     Reflects the impact on the domestic provision for income taxes related to foreign source income, including foreign branch earnings net of the applicable foreign tax credits in the general, foreign branch, GILTI and passive separate limitation categories. This amount includes the U.S. tax impact of apportioning U.S. expenses against the GILTI and foreign branch baskets in calculating the foreign tax credit limitation resulting in no tax benefit for these expenses due to the Company's excess foreign tax credit position in the GILTI basket for 2020 and 2019. In 2020, as a result of the change in the foreign branch basket limitation, the Company recognized tax benefits of $15.5 million related to the U.S. deferred tax effect of the foreign branches.
In 2019, the Company completed a U.S. research and development ("R&D") tax credit study for the years 2013 to 2018, the results of which were accepted by the Internal Revenue Service and pursuant to which the Company recognized a tax benefit of $28.6 million. The tax benefit is reflected in the table above in research and development and other tax credits.
For the years ended December 31, 2021, 2020 and 2019, income in foreign jurisdictions with tax holidays was $55.6 million, $29.4 million and $89.4 million, respectively. Such tax holidays generally expire from 2021 through 2036.
Deferred income taxes represent temporary differences in the recognition of certain items for financial reporting and income tax purposes. A summary of the components of the net deferred income tax asset is shown below (in millions):

December 31,	2021	2020
Deferred income tax assets (liabilities):
Tax loss carryforwards	$396.9	$423.9
Tax credit carryforwards	266.4	280.6
Retirement benefit plans	55.8	82.9
Accrued liabilities	193.9	177.9
Self-insurance reserves	6.7	7.1
Current asset basis differences	41.4	43.3
Long-term asset basis differences	(24.2)	(36.5)
Deferred compensation	25.4	22.6
Capitalized engineering, research and development	138.3	67.1
Undistributed earnings of foreign subsidiaries	(74.0)	(71.7)
Derivative instruments and hedging activities	2.0	(5.2)
Other	(12.3)	(8.9)
Net deferred income tax asset before valuation allowance	1,016.3	983.1
Valuation allowance	(406.9)	(397.7)
Net deferred income tax asset	$609.4	$585.4
As of December 31, 2021 and 2020, the valuation allowance with respect to the Company's deferred tax assets was $406.9 million and $397.7 million, respectively, a net increase of $9.2 million.
Concluding that a valuation allowance is not required is difficult when there is significant negative evidence, such as cumulative losses in recent years, which is objective and verifiable. When measuring cumulative losses in recent years, the

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Company uses a rolling three-year period of pretax book income, adjusted for permanent differences between book and taxable income and certain other items. As of December 31, 2021, the Company continues to maintain a U.S. valuation allowance of $24.5 million, primarily related to U.S. state and local deferred tax assets that, due to their nature, are not likely to be realized. In addition, the Company continues to maintain a valuation allowance of $382.4 million with respect to its deferred tax assets in several international jurisdictions.
The classification of the net deferred income tax asset is shown below (in millions):

December 31,	2021	2020
Long-term deferred income tax assets	$701.4	$670.2
Long-term deferred income tax liabilities	(92.0)	(84.8)
Net deferred income tax asset	$609.4	$585.4
As of December 31, 2021, deferred income taxes have not been provided on the undistributed earnings of the Company's foreign subsidiaries since these earnings will not be taxable upon repatriation to the United States. These earnings will be primarily treated as previously taxed income from either the one-time transition tax or GILTI, or they will be offset with a 100% dividend received deduction. However, the Company continues to provide a deferred tax liability for foreign withholding tax that will be incurred with respect to the undistributed foreign earnings that are not permanently reinvested.
As of December 31, 2021, the Company had tax loss carryforwards of $1.7 billion. Of the total tax loss carryforwards, $1.4 billion have no expiration date, and $253.0 million expire between 2022 and 2038. In addition, the Company had tax credit carryforwards of $266.4 million, comprised principally of U.S. foreign tax credits of $103.7 million that expire between 2027 and 2031, U.S. research and development credits of $119.3 million that expire between 2025 and 2041 and other tax credits primarily in international jurisdictions of $43.4 million that generally expire between 2022 and 2041.
As of December 31, 2021 and 2020, the Company's gross unrecognized tax benefits were $34.9 million and $36.4 million (excluding interest and penalties), respectively, which is recorded in other long-term liabilities in the accompanying consolidated balance sheets. If recognized, all of the Company's gross unrecognized tax benefits would affect the Company's effective tax rate.
A summary of the changes in gross unrecognized tax benefits is shown below (in millions):

For the year ended December 31,	2021	2020	2019
Balance at beginning of period	$36.4	$31.6	$36.7
Additions (reductions) based on tax positions related to current year	7.7	4.9	(0.3)
Additions (reductions) based on tax positions related to prior years	(4.0)	3.6	2.0
Settlements	(0.3)	(1.2)	(3.7)
Statute expirations	(5.2)	(4.7)	(2.8)
Foreign currency translation	0.3	2.2	(0.3)
Balance at end of period	$34.9	$36.4	$31.6
The Company recognizes interest and penalties with respect to unrecognized tax benefits as income tax expense. As of December 31, 2021 and 2020, the Company had recorded gross reserves of $12.7 million and $12.2 million, respectively, related to interest and penalties, all of which, if recognized, would affect the Company's effective tax rate.
The Company operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subject to review by both domestic and foreign tax authorities. During the next twelve months, it is reasonably possible that, as a result of audit settlements, the conclusion of current examinations and the expiration of the statute of limitations in multiple jurisdictions, the Company may decrease the amount of its gross unrecognized tax benefits by $3.9 million, all of which, if recognized, would affect the Company's effective tax rate. The gross unrecognized tax benefits subject to potential decrease involve issues related to transfer pricing and various other tax items in multiple jurisdictions. However, as a result of ongoing examinations, tax proceedings in certain countries, additions to the gross unrecognized tax benefits for positions taken and interest and penalties, if any, arising in 2022, it is not possible to estimate the potential net increase or decrease to the Company's gross unrecognized tax benefits during the next twelve months.
The Company considers its significant tax jurisdictions to include China, Germany, Italy, Mexico, Morocco, Spain, the United Kingdom and the United States. The Company or its subsidiaries generally remain subject to income tax examination in certain U.S. state and local jurisdictions for years after 2016. Further, the Company or its subsidiaries remain subject to income tax examination in Spain for years after 2007, in Mexico for years after 2013, in Germany and Italy for years after 2015, in China

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

and Morocco for years after 2017, in the United Kingdom for years after 2018 and in the United States generally for years after 2019.
Other
In 2021, the Brazilian Supreme Court ruled on certain matters, including the method of determining the amount of indirect tax credits that taxpayers are entitled to monetize in future periods. As a result of the ruling, other expense, net includes a gain of $45.0 million for the year ended December 31, 2021, for which $8.0 million of tax expense was recognized.
(10) Pension and Other Postretirement Benefit Plans
The Company has noncontributory defined benefit pension plans covering certain domestic employees and certain employees in foreign countries, principally Canada. The Company's salaried pension plans provide benefits based on final average earnings formulas. The Company's hourly pension plans provide benefits under flat benefit and cash balance formulas. The Company also has contractual arrangements with certain employees which provide for supplemental retirement benefits. In general, the Company's policy is to fund its pension benefit obligation based on legal requirements, tax and liquidity considerations and local practices.
The Company has postretirement benefit plans covering certain domestic and Canadian retirees. The Company's postretirement benefit plans generally provide for the continuation of medical benefits for eligible retirees. The Company does not fund its postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees.
Obligation
A reconciliation of the change in benefit obligation for the years ended December 31, 2021 and 2020, is shown below (in millions):

	Pension				Other Postretirement
	December 31, 2021		December 31, 2020		December 31, 2021		December 31, 2020
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Change in benefit obligation:
Benefit obligation at beginning of period	$564.4	$529.2	$500.8	$504.3	$61.2	$27.4	$55.4	$25.6
Service cost	—	5.3	0.1	5.0	—	—	—	—
Interest cost	14.5	10.5	16.4	12.2	1.4	0.7	1.7	0.7
Amendment	—	—	—	—	—	—	0.4	—
Actuarial (gain) loss	(23.0)	(32.8)	66.4	39.9	(3.5)	(2.4)	6.9	2.1
Benefits paid	(19.4)	(24.3)	(19.3)	(20.0)	(3.1)	(1.4)	(3.2)	(1.5)
Benefits paid — settlements	—	—	—	(29.2)	—	—	—	—
Translation adjustment	—	(8.0)	—	17.0	—	0.2	—	0.5
Benefit obligation at end of period	$536.5	$479.9	$564.4	$529.2	$56.0	$24.5	$61.2	$27.4
Actuarial losses
As of December 31, 2021, the decrease in pension and other postretirement benefit obligations attributable to actuarial gains primarily relates to an increase in the discount rate used to determine the benefit obligations (see assumptions below).
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Plan Assets and Funded Status
A reconciliation of the change in plan assets for the years ended December 31, 2021 and 2020, and the funded status as of December 31, 2021 and 2020, is shown below (in millions):

	Pension				Other Postretirement
	December 31, 2021		December 31, 2020		December 31, 2021		December 31, 2020
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Change in plan assets:
Fair value of plan assets at beginning of period	$418.2	$383.0	$376.6	$396.8	$—	$—	$—	$—
Actual return on plan assets	43.0	26.9	41.7	19.8	—	—	—	—
Employer contributions	2.4	5.6	19.2	7.7	3.1	1.4	3.2	1.5
Benefits paid	(19.4)	(24.3)	(19.3)	(20.0)	(3.1)	(1.4)	(3.2)	(1.5)
Benefits paid — settlements	—	—	—	(29.2)	—	—	—	—
Translation adjustment	—	1.3	—	7.9	—	—	—	—
Fair value of plan assets at end of period	444.2	392.5	418.2	383.0	—	—	—	—

Funded status	$(92.3)	$(87.4)	$(146.2)	$(146.2)	$(56.0)	$(24.5)	$(61.2)	$(27.4)
A summary of amounts recognized in the consolidated balance sheets as of December 31, 2021 and 2020, is shown below (in millions):

	Pension				Other Postretirement
	December 31, 2021		December 31, 2020		December 31, 2021		December 31, 2020
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Amounts recognized in the consolidated balance sheet:
Other long-term assets	$—	$41.7	$—	$9.1	$—	$—	$—	$—
Accrued liabilities	(3.3)	(3.8)	(2.5)	(3.2)	(4.0)	(1.5)	(4.0)	(1.5)
Other long-term liabilities	(89.0)	(125.3)	(143.7)	(152.1)	(52.0)	(23.0)	(57.2)	(25.9)

Funded status	$(92.3)	$(87.4)	$(146.2)	$(146.2)	$(56.0)	$(24.5)	$(61.2)	$(27.4)
Accumulated Benefit Obligation
As of December 31, 2021 and 2020, the accumulated benefit obligation for all of the Company's pension plans was $1,012.4 million and $1,079.6 million, respectively.
As of December 31, 2021 and 2020, the majority of the Company's pension plans had accumulated benefit obligations in excess of plan assets. Information related to pension plans with accumulated benefit obligations in excess of plan assets is shown below (in millions):

December 31,	2021	2020
Projected benefit obligation	$761.2	$813.7
Accumulated benefit obligation	757.2	799.6
Fair value of plan assets	539.8	512.2

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
Pretax amounts recognized in other comprehensive income (loss) for the years ended December 31, 2021 and 2020, are shown below (in millions):

	Pension				Other Postretirement
	December 31, 2021		December 31, 2020		December 31, 2021		December 31, 2020
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial gains (losses) recognized:
Reclassification adjustments	$3.9	$6.0	$2.3	$5.2	$(1.1)	$—	$(1.6)	$—
Actuarial gain (loss) arising during the period	42.5	40.1	(46.1)	(39.7)	3.5	2.4	(6.9)	(2.1)
Effect of settlements	0.4	0.1	0.3	13.0	—	—	—	—
Prior service credit recognized:
Reclassification adjustments	—	—	—	—	(0.1)	—	(0.2)	—
Prior service cost arising during the period	—	—	—	—	—	—	(0.4)	—
Translation adjustment	—	1.4	—	(3.6)	—	—	—	—
	$46.8	$47.6	$(43.5)	$(25.1)	$2.3	$2.4	$(9.1)	$(2.1)
In addition, the Company recognized tax benefit (expense) in other comprehensive income (loss) related to its defined benefit plans of ($22.7) million, $18.5 million and $13.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Pretax amounts recorded in accumulated other comprehensive loss not yet recognized in net periodic benefit cost as of December 31, 2021 and 2020, are shown below (in millions):

	Pension				Other Postretirement
	December 31, 2021		December 31, 2020		December 31, 2021		December 31, 2020
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Net unrecognized actuarial gain (loss)	$(102.6)	$(114.0)	$(149.4)	$(160.7)	$13.6	$(0.6)	$11.2	$(3.0)
Prior service credit (cost)	—	(0.6)	—	(1.5)	1.1	0.1	1.2	0.1
	$(102.6)	$(114.6)	$(149.4)	$(162.2)	$14.7	$(0.5)	$12.4	$(2.9)
The Company uses the corridor approach when amortizing actuarial gains and losses. Under the corridor approach, net unrecognized actuarial gains and losses in excess of 10% of the greater of i) the projected benefit obligation or ii) the fair value of plan assets are amortized over future periods. For plans with little to no active participants, the amortization period is the remaining average life expectancy of the participants. For plans with active participants, the amortization period is the remaining average service period of the active participants. The amortization periods range from 4 to 32 years for the Company's defined benefit pension plans and from 1 to 17 years for the Company's other postretirement benefit plans.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Net Periodic Pension and Other Postretirement Benefit Cost (Credit)
The components of the Company's net periodic pension benefit cost (credit) are shown below (in millions):

	Year Ended December 31,
	2021		2020		2019
Pension	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$5.3	$0.1	$5.0	$0.1	$6.3
Interest cost	14.5	10.5	16.4	12.2	18.6	14.7
Expected return on plan assets	(23.5)	(19.6)	(21.4)	(19.6)	(20.2)	(20.9)
Amortization of actuarial loss	3.9	6.1	2.3	5.2	1.8	7.8
Curtailment gain	—	—	—	—	—	(2.3)
Settlement losses	0.4	—	0.3	13.0	0.1	—
Net periodic benefit cost (credit)	$(4.7)	$2.3	$(2.3)	$15.8	$0.4	$5.6
The components of the Company's net periodic other postretirement benefit cost (credit) are shown below (in millions):

	Year Ended December 31,
	2021		2020		2019
Other Postretirement	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$—	$—	$—	$—	$0.3
Interest cost	1.4	0.7	1.7	0.7	2.1	1.3
Amortization of actuarial gain	(1.1)	—	(1.6)	—	(2.3)	—
Amortization of prior service credit	(0.1)	—	(0.2)	—	(0.2)	(0.2)
Curtailment gain	—	—	—	—	—	(10.6)
Net periodic benefit cost (credit)	$0.2	$0.7	$(0.1)	$0.7	$(0.4)	$(9.2)
For the year ended December 31, 2020, the Company recognized pension settlement losses of $12.9 million related to its restructuring actions (Note 5, "Restructuring").
For the year ended December 31, 2019, the Company recognized an other postretirement curtailment gain of $10.6 million related to its restructuring actions (Note 5, "Restructuring").
Assumptions
The weighted average actuarial assumptions used in determining the benefit obligations are shown below:

	Pension		Other Postretirement
December 31,	2021	2020	2021	2020
Discount rate:
Domestic plans	3.0%	2.6%	2.8%	2.4%
Foreign plans	2.5%	2.0%	3.1%	2.5%
Rate of compensation increase:
Foreign plans	3.5%	3.3%	N/A	N/A

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The weighted average actuarial assumptions used in determining the net periodic benefit cost (credit) are shown below:

For the year ended December 31,	2021	2020	2019
Pension
Discount rate:
Domestic plans	2.6%	3.4%	4.3%
Foreign plans	2.0%	2.6%	3.4%
Expected return on plan assets:
Domestic plans	5.8%	5.8%	6.3%
Foreign plans	5.2%	5.4%	5.9%
Rate of compensation increase:
Foreign plans	3.3%	3.7%	3.4%
Other postretirement
Discount rate:
Domestic plans	2.4%	3.2%	4.2%
Foreign plans	2.5%	3.1%	3.8%
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
As of December 31, 2021 and 2020, the weighted-average interest crediting rate used by one of the Company's U.S. pension plans was a minimum of 4.0%.
Healthcare Trend Rate
The assumed healthcare cost trend rates used to measure the postretirement benefit obligation as of December 31, 2021, are shown below:

	U.S. Plans	Foreign Plans
Initial healthcare cost trend rate	6.3%	4.6%
Ultimate healthcare cost trend rate	4.5%	4.0%
Year ultimate healthcare cost trend rate achieved	2028	2040

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Plan Assets
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company's pension plan assets measured at fair value on a recurring basis as of December 31, 2021 and 2020, are shown below (in millions):

	December 31, 2021
	Total	Level 1	Level 2	Level 3	Valuation Technique
U.S. Plans:
Equity securities -
Equity funds	$100.9	$80.0	$20.9	$—	Market
Common stock	87.1	56.3	30.8	—	Market
Fixed income -
Fixed income funds	95.1	95.1	—	—	Market
Corporate bonds	83.8	—	83.8	—	Market
Government obligations	5.2	—	5.2	—	Market
Preferred stock	1.2	0.4	0.8	—	Market
Cash and short-term investments	8.5	2.1	6.4	—	Market
Assets at fair value	381.8	$233.9	$147.9	$—
Investments measured at net asset value -
Alternative investments	62.4
Assets at fair value	$444.2
Foreign Plans:
Equity securities -
Equity funds	$147.2	$—	$147.2	$—	Market
Common stock	59.5	59.5	—	—	Market
Fixed income -
Fixed income funds	63.3	—	63.3	—	Market
Corporate bonds	28.8	—	28.8	—	Market
Government obligations	51.8	—	51.8	—	Market
Cash and short-term investments	13.0	7.9	5.1	—	Market
Assets at fair value	363.6	$67.4	$296.2	$—
Investments measured at net asset value -
Alternative investments	28.9
Assets at fair value	$392.5

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	December 31, 2020
	Total	Level 1	Level 2	Level 3	Valuation Technique
U.S. Plans:
Equity securities -
Equity funds	$104.3	$85.9	$18.4	$—	Market
Common stock	85.2	53.9	31.3	—	Market
Fixed income -
Fixed income funds	84.2	84.2	—	—	Market
Corporate bonds	66.7	—	66.7	—	Market
Government obligations	6.2	—	6.2	—	Market
Preferred stock	1.4	0.9	0.5	—	Market
Cash and short-term investments	11.9	2.8	9.1	—	Market
Assets at fair value	359.9	$227.7	$132.2	$—
Investments measured at net asset value -
Alternative investments	58.3
Assets at fair value	$418.2
Foreign Plans:
Equity securities -
Equity funds	$138.0	$—	$138.0	$—	Market
Common stock	60.9	60.9	—	—	Market
Fixed income -
Fixed income funds	58.4	—	58.4	—	Market
Corporate bonds	30.8	—	30.8	—	Market
Government obligations	49.5	—	49.5	—	Market
Cash and short-term investments	15.1	7.0	8.1	—	Market
Assets at fair value	352.7	$67.9	$284.8	$—
Investments measured at net asset value -
Alternative investments	30.3
Assets at fair value	$383.0
For further information on the GAAP fair value hierarchy, see Note 16, "Financial Instruments." Pension plan assets for the foreign plans relate to the Company's pension plans primarily in Canada and the United Kingdom.
The Company's investment policies incorporate an asset allocation strategy that emphasizes the long-term growth of capital. The Company believes that this strategy is consistent with the long-term nature of plan liabilities and ultimate cash needs of the plans. For the domestic portfolio, the Company targets a return seeking asset (e.g., equity securities, equity mutual funds and exchange traded funds ("ETFs") and alternative investments) allocation of 45% — 65% and a risk mitigating asset (e.g., fixed income securities and fixed income mutual funds and ETFs) allocation of 35% — 55%. As the funding ratio for the defined benefit pension plans covering certain domestic employees changes, the proportion of return seeking assets will be adjusted accordingly. For the foreign portfolio, the Company targets an equity allocation of 20% — 60% of plan assets, a fixed income allocation of 30% — 70%, an alternative investment allocation of 0% — 25% and a cash allocation of 0% — 15%. Differences in the target allocations of the domestic and foreign portfolios are reflective of differences in the underlying plan liabilities. Diversification within the investment portfolios is pursued by asset class and investment management style. The investment portfolios are reviewed on a quarterly basis to maintain the desired asset allocations, given the market performance of the asset classes and investment management styles. Alternative investments are redeemable in the near term, generally with 90 days notice.
The Company utilizes investment management firms to manage these assets in accordance with the Company's investment policies. Excluding alternative investments, mutual funds and ETFs, retained investment managers are provided investment guidelines, which restrict the use of certain assets, including commodities contracts, futures contracts, options, venture capital, real estate, interest-only or principal-only strips and investments in the Company's own debt or equity. Derivative instruments

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

are also prohibited without the specific approval of the Company. Investment managers are limited in the maximum size of individual security holdings and the maximum exposure to any one industry relative to the total portfolio. Fixed income managers are provided further investment guidelines that indicate minimum credit ratings for debt securities and limitations on weighted average maturity and portfolio duration.
The Company evaluates investment manager performance against market indices which the Company believes are appropriate to the investment management style for which the investment manager has been retained. The Company's investment policies incorporate an investment goal of aggregate portfolio returns which exceed the returns of the appropriate market indices by a reasonable spread over the relevant investment horizon.
Contributions
In 2022, the Company's minimum required contributions to its domestic and foreign pension plans are expected to be approximately $2 million. The Company may elect to make contributions in excess of minimum funding requirements in response to investment performance or changes in interest rates or when the Company believes that it is financially advantageous to do so and based on its other cash requirements. After 2022, the Company's minimum funding requirements will depend on several factors, including investment performance and interest rates. The Company's minimum funding requirements may also be affected by changes in applicable legal requirements.
Benefit Payments
As of December 31, 2021, the Company's estimate of expected benefit payments in each of the five succeeding years and in the aggregate for the five years thereafter are shown below (in millions):

	Pension		Other Postretirement
Year	U.S.	Foreign	U.S.	Foreign
2022	$22.4	$22.6	$4.0	$1.6
2023	23.2	22.0	4.0	1.6
2024	23.3	22.7	4.0	1.5
2025	24.4	23.6	3.9	1.5
2026	25.5	26.0	3.8	1.5
Five years thereafter	133.0	141.1	17.1	7.1
Multi-Employer Pension Plans
The Company currently participates in two multi-employer pension plans, the U.A.W. Labor-Management Group Pension Plan (EIN 51-6099782-001) and UNITE Here National Retirement Fund (EIN 13-6130178-001), for certain of its employees. Contributions to these plans are based on four collective bargaining agreements, which expire between June 30, 2022 and April 25, 2025.
Detailed information related to these plans is shown below (amounts in millions):

	Pension Protection Act Zone Status				Contributions to Multiemployer Pension Plans
Employer Identification Number ("EIN")	December 31, 2021 Certification	December 31, 2020 Certification	FIP/RP (1) Pending or Implemented	Surcharge	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
51-6099782-001	Green	Green	Yes	No	$0.7	$0.6	$0.5
13-6130178-001	Red	Red	Yes	No	0.4	0.5	0.4
(1) Funding improvement plan or rehabilitation plan as defined by Employment Retirement Security Act of 1974.
For its plan years 2021 and 2020, the Company's contributions to the U.A.W. Labor-Management Group Pension Plan represented more than 5% of the plan's total contributions.
Defined Contribution Plan
The Company also sponsors defined contribution plans and participates in government-sponsored programs in certain foreign countries. Contributions are determined as a percentage of each covered employee's salary. For the years ended December 31, 2021, 2020 and 2019, the aggregate cost of the defined contribution plans was $16.4 million, $17.1 million and $14.0 million, respectively.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Company also has a defined contribution retirement program for its salaried employees. Contributions to this program are determined as a percentage of each covered employee's eligible compensation. For the years ended December 31, 2021, 2020 and 2019, the Company recorded expense of $20.4 million, $18.3 million and $17.6 million, respectively, related to this program.
(11) Revenue Recognition
A summary of the Company's revenue by reportable operating segment and geography is shown below (in millions):

For the year ended December 31,	2021
	Seating	E-Systems	Total
North America	$6,277.2	$1,271.0	$7,548.2
Europe and Africa	4,805.5	1,939.8	6,745.3
Asia	2,759.9	1,468.0	4,227.9
South America	568.8	172.9	741.7
	$14,411.4	$4,851.7	$19,263.1

For the year ended December 31,	2020
	Seating	E-Systems	Total
North America	$5,545.7	$1,084.8	$6,630.5
Europe and Africa	4,371.4	1,868.9	6,240.3
Asia	2,418.7	1,236.6	3,655.3
South America	376.9	142.5	519.4
	$12,712.7	$4,332.8	$17,045.5

For the year ended December 31,	2019
	Seating	E-Systems	Total
North America	$6,265.2	$1,100.3	$7,365.5
Europe and Africa	5,620.2	2,165.3	7,785.5
Asia	2,710.7	1,257.6	3,968.3
South America	501.1	189.9	691.0
	$15,097.2	$4,713.1	$19,810.3
(12) Capital Stock, Accumulated Other Comprehensive Loss and Equity
Common Stock
The Company is authorized to issue up to 300,000,000 shares of Common Stock. The Company's Common Stock is listed on the New York Stock Exchange under the symbol "LEA" and has the following rights and privileges:
•Voting Rights – All shares of the Company's common stock have identical rights and privileges. With limited exceptions, holders of common stock are entitled to one vote for each outstanding share of common stock held of record by each stockholder on all matters properly submitted for the vote of the Company's stockholders.
•Dividend Rights – Subject to applicable law, any contractual restrictions and the rights of the holders of outstanding preferred stock, if any, holders of common stock are entitled to receive ratably such dividends and other distributions that the Company's Board of Directors, in its discretion, declares from time to time.
•Liquidation Rights – Upon the dissolution, liquidation or winding up of the Company, subject to the rights of the holders of outstanding preferred stock, if any, holders of common stock are entitled to receive ratably the assets of the Company available for distribution to the Company's stockholders in proportion to the number of shares of common stock held by each stockholder.
•Conversion, Redemption and Preemptive Rights – Holders of common stock have no conversion, redemption, sinking fund, preemptive, subscription or similar rights.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Common Stock Share Repurchase Program
The Company may implement share repurchases through a variety of methods, including, but not limited to, open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which the Company may repurchase its outstanding common stock and the timing of such repurchases will depend upon its financial condition, results of operations, capital requirements, prevailing market conditions, alternative uses of capital and other factors.
The Company has a common stock share repurchase program (the "Repurchase Program") which permits the discretionary repurchase of its common stock. Since its inception in the first quarter of 2011, the Company's Board of Directors has authorized $6.1 billion in share repurchases under the Repurchase Program. As of December 31, 2021, the Company has repurchased, in aggregate, $4.8 billion of its outstanding common stock, at an average price of $90.97 per share, excluding commissions and related fees. As of December 31, 2021, the Company has a remaining repurchase authorization of $1.3 billion under its Repurchase Program, which expires on December 31, 2022.
In March 2020, as a proactive measure in response to the COVID-19 pandemic, the Company suspended share repurchases under its Repurchase Program. Share repurchases were reinstated in the second quarter of 2021. Share repurchases are shown below (in millions except for shares and per share amounts):

For the year ended December 31,	Aggregate Repurchases	Cash paid for Repurchases	Number of Shares	Average Price per Share (1)
2021	$100.3	$100.3	589,717	$170.03
2020	$70.0	$70.0	641,149	$109.22
2019	$380.4	$384.7	2,819,081	$134.95
(1) Excludes commissions.
In addition to shares repurchased under the Repurchase Program described above, the Company classifies shares withheld from the settlement of the Company's restricted stock unit and performance share awards to cover tax withholding requirements as common stock held in treasury in the consolidated balance sheet.
Quarterly Dividend
In 2021, the Company's Board of Directors declared a quarterly cash dividend of $0.25 per share of common stock in the first and second quarters, a quarterly cash dividend of $0.50 per share of common stock in the third quarter and a quarterly cash dividend of $0.77 per share of common stock in the fourth quarter, returning the quarterly cash dividend to its pre-COVID-19 pandemic level.
In 2020, the Company's Board of Directors declared a quarterly cash dividend of $0.77 per share of common stock in the first quarter. In March 2020, as a proactive measure in response to the COVID-19 pandemic, the Company suspended its quarterly cash dividend. The quarterly cash dividend was reinstated in the fourth quarter at $0.25 per share of common stock.
In 2019, the Company's Board of Directors declared quarterly cash dividends of $0.75 per share of common stock.
Dividends declared and paid are shown below (in millions):

For the year ended December 31,	2021	2020	2019
Dividends declared	$107.9	$62.1	$186.3
Dividends paid	$106.7	$67.3	$186.3
Dividends payable on common shares to be distributed under the Company's stock-based compensation program will be paid when such common shares are distributed.
Accumulated Other Comprehensive Loss
Comprehensive income is defined as all changes in the Company's net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items recorded in equity are included in comprehensive income.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of changes in accumulated other comprehensive loss, net of tax, is shown below (in millions):

For the year ended December 31,	2021	2020	2019
Defined benefit plans:
Balance at beginning of year	$(276.9)	$(217.6)	$(172.8)
Reclassification adjustments (net of tax expense of $2.1 million in 2021, $4.7 million in 2020 and $2.0 million in 2019)	7.1	14.3	5.0
Other comprehensive income (loss) recognized during the period (net of tax benefit (expense) of ($20.6) million in 2021, $23.2 million in 2020 and $15.7 million in 2019)	70.4	(73.6)	(49.8)
Balance at end of year	$(199.4)	$(276.9)	$(217.6)
Derivative instruments and hedge activities:
Balance at beginning of year	$12.6	$9.8	$(9.7)
Reclassification adjustments (net of tax benefit (expense) of $8.7 million in 2021, ($1.8) million in 2020 and $10.2 million in 2019)	(36.0)	7.5	(38.0)
Other comprehensive income (loss) recognized during the period (net of tax benefit (expense) of ($1.2) million in 2021, $1.0 million in 2020 and ($15.7) million in 2019)	4.8	(4.7)	57.5
Balance at end of year	$(18.6)	$12.6	$9.8
Currency translation adjustments:
Balance at beginning of year	$(440.8)	$(564.9)	$(523.3)
Other comprehensive income (loss) recognized during the period (net of tax benefit (expense) of ($4.1) million in 2021, $3.8 million in 2020 and $0.9 million in 2019)	(111.4)	124.1	(41.6)
Balance at end of year	$(552.2)	$(440.8)	$(564.9)
For the years ended December 31, 2021, 2020 and 2019, other comprehensive income (loss) related to currency translation adjustments includes pretax losses related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future of $0.4 million, $0.6 million and $0.5 million, respectively.
For the years ended December 31, 2021, 2020 and 2019, other comprehensive income (loss) related to currency translation adjustments also includes net investment hedge gains (losses) of $17.9 million, ($18.3) million and ($4.4) million, respectively.
Redeemable Noncontrolling Interest
In accordance with GAAP, the Company records redeemable noncontrolling interests at the greater of (1) the initial carrying amount adjusted for the noncontrolling interest holder's share of total comprehensive income or loss and dividends ("noncontrolling interest carrying value") or (2) the redemption value as of and based on conditions existing as of the reporting date. Required redeemable noncontrolling interest adjustments are recorded as an increase to redeemable noncontrolling interests, with an offsetting adjustment to retained earnings. The redeemable noncontrolling interest is classified in mezzanine equity in the accompanying consolidated balance sheet as of December 31, 2019.
In 2020, the noncontrolling interest holder in Shanghai Lear STEC Automotive Parts Co., Ltd. exercised its option requiring the Company to purchase its 45% redeemable noncontrolling interest. The transaction was completed in the fourth quarter of 2020 for $95.5 million plus undistributed retained earnings of $26.8 million. These amounts are reflected in cash flows from financing activities in the accompanying statement of cash flows for the year ended December 31, 2020.
For further information related to the redeemable noncontrolling interest adjustment, see Note 3, "Summary of Significant Accounting Policies — Net Income Per Share Attributable to Lear."
Noncontrolling Interests
In 2021, the Company sold a 49% equity interest in its wholly owned consolidated subsidiary, Shenyang Lear Jinbei Automotive Systems Co., Ltd. ("Shenyang Lear"), for $36.2 million. The Company continues to control Shenyang Lear, and as a result, the operating results and cash flows of Shenyang Lear continue to be included in the Company's consolidated financial statements. Noncontrolling interest of $7.6 million was recorded in conjunction with the transaction. The difference between the consideration paid and the carrying value of the noncontrolling interest recorded is reflected in additional paid-in capital in the accompanying consolidated balance sheet as of December 31, 2021. The proceeds from the sale are classified within cash flows

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

used in financing activities in the accompanying consolidated statement of cash flows for the year ended December 31, 2021.
In 2019, the Company deconsolidated GACC as it no longer controls the entity.
For further information related to these transactions, see Note 6, "Investments in Affiliates and Other Related Party Transactions."
(13) Stock-Based Compensation
As of November 9, 2009, the Company adopted the Lear Corporation 2009 Long-Term Stock Incentive Plan (as amended, the "2009 LTSIP"). The 2009 LTSIP reserved 11,815,748 shares of common stock for issuance under stock option, restricted stock, restricted stock unit, restricted unit, performance share, performance unit and stock appreciation right awards. As of May 16, 2019, the Company adopted the Lear Corporation 2019 Long-Term Stock Incentive Plan (the "2019 LTSIP"), after which no awards will be issued under the 2009 LTSIP. The 2019 LTSIP reserves 2,526,858 shares of common stock plus shares of common stock awarded under the 2009 LTSIP that are cancelled subsequent to May 16, 2019, for issuance under stock option, restricted stock, restricted stock unit, restricted unit, performance share, performance unit and stock appreciation right awards. In addition, the Company adopted the Lear Corporation 2019 Inducement Grant Plan ("Inducement Plan") as of April 17, 2019, in conjunction with the Xevo acquisition. The Inducement Plan reserved 146,516 shares of common stock for issuance under restricted stock and restricted stock unit awards, of which 145,202 awards were granted on April 17, 2019. The remaining shares under the Inducement Plan will not be awarded.
Under the 2009 LTSIP, the 2019 LTSIP and the Inducement Plan, the Company has granted restricted stock units, performance shares and stock options to certain of its employees, all of which generally vest in one to three years following the grant date. For the years ended December 31, 2021, 2020 and 2019, the Company recognized compensation expense related to these awards of $58.7 million, $39.0 million and $22.3 million, respectively. Unrecognized compensation expense related to these awards of $56.5 million will be recognized over the next 1.7 years on a weighted average basis. In accordance with the provisions of the awards, the Company withholds shares from the settlement of such awards to cover minimum statutory tax withholding requirements. The withheld shares are classified as common stock held in treasury in the accompanying consolidated balance sheets as of December 31, 2021 and 2020.
A summary of restricted stock units, performance shares and stock options for the year ended December 31, 2021, is shown below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value	Stock Options	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	616,584	$124.83	809,471	$143.48	108,446	$30.32
Granted	168,763	$165.28	175,546	$188.11	94,256	$35.33
Distributed (vested)	(202,737)		(21,119)		—
Cancelled	(14,719)		(183,354)		—
Outstanding as of December 31, 2021 (1)	567,891	$129.58	780,544	$156.56	202,702	$32.65

Vested or expected to vest as of December 31, 2021	567,891		397,755		202,702
(1) Outstanding performance shares are reflected at the maximum possible payout that may be earned during the relevant performance periods.
The grant date fair value of restricted stock units is based on the share price on the grant date. The weighted average grant date fair value of restricted stock units granted in 2020 and 2019 was $129.40 and $134.65, respectively. The grant date fair value of performance shares is based on a Monte Carlo simulation. The weighted average grant date fair value of performance shares granted in 2020 and 2019 was $147.53 and $124.48, respectively. The grant date fair value of stock options is based on a Black-Scholes model. The grant date fair value of options granted in 2020 was $30.32. There were no stock options granted in 2019.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(14) Commitments and Contingencies
Legal and Other Contingencies
As of December 31, 2021 and 2020, the Company had recorded reserves for pending legal disputes, including commercial disputes and other matters, of $19.5 million and $17.2 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.
Commercial Disputes
The Company is involved from time to time in legal proceedings and claims, including, without limitation, commercial or contractual disputes with its customers, suppliers and competitors. These disputes vary in nature and are usually resolved by negotiations between the parties.
Product Liability and Warranty Matters
In the event that use of the Company's products results in, or is alleged to result in, bodily injury and/or property damage or other losses, the Company may be subject to product liability lawsuits and other claims. Such lawsuits generally seek compensatory damages, punitive damages and attorneys' fees and costs. In addition, if any of the Company's products are, or are alleged to be, defective, the Company may be required or requested by its customers to participate in a recall or other corrective action involving such products. Certain of the Company's customers have asserted claims against the Company for costs related to recalls or other corrective actions involving its products. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend such claims.
To a lesser extent, the Company is a party to agreements with certain of its customers, whereby these customers may pursue claims against the Company for contribution of all or a portion of the amounts sought in connection with product liability and warranty claims.
In certain instances, allegedly defective products may be supplied by Tier 2 suppliers. The Company may seek recovery from its suppliers of materials or services included within the Company's products that are associated with product liability and warranty claims. The Company carries insurance for certain legal matters, including product liability claims, but such coverage may be limited. The Company does not maintain insurance for product warranty or recall matters.
The Company records product warranty reserves when liability is probable and related amounts are reasonably estimable.
A summary of the changes in reserves for product liability and warranty claims for each of the periods in the two years ended December 31, 2021, is shown below (in millions):

Balance as of January 1, 2020	$32.0
Expense, net (including changes in estimates)	26.1
Settlements	(10.3)
Foreign currency translation and other	0.9
Balance as of January 1, 2021	48.7
Expense, net (including changes in estimates)	12.7
Settlements	(13.7)
Foreign currency translation and other	(1.7)
Balance as of December 31, 2021	$46.0
Environmental Matters
The Company is subject to local, state, federal and foreign laws, regulations and ordinances, which govern activities or operations that may have adverse environmental effects and which impose liability for clean-up costs resulting from past spills, disposals or other releases of hazardous wastes and environmental compliance. The Company's policy is to comply with all applicable environmental laws and to maintain an environmental management program based on ISO 14001 to ensure compliance with this standard. However, the Company currently is, has been and in the future may become the subject of formal or informal enforcement actions or procedures.
As of December 31, 2021 and 2020, the Company had recorded environmental reserves of $8.0 million and $8.9 million, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
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
Employees
Approximately 48% of the Company's employees are members of industrial trade unions and are employed under the terms of various labor agreements. Labor agreements covering approximately 86% of the Company's global unionized workforce of approximately 77,500 employees, including labor agreements in the United States and Canada covering approximately 3% of the Company's global unionized workforce, are scheduled to expire in 2022. Management does not anticipate any significant difficulties with respect to the renewal of these agreements.
(15) Segment Reporting
A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Year Ended December 31, 2021
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$14,411.4	$4,851.7	$—	$19,263.1
Segment earnings (1)	851.3	121.2	(297.1)	675.4
Depreciation and amortization	362.6	195.7	15.6	573.9
Capital expenditures	340.7	217.2	27.2	585.1
Total assets	7,414.0	3,584.8	2,353.6	13,352.4

	Year Ended December 31, 2020
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$12,712.7	$4,332.8	$—	$17,045.5
Segment earnings (1)	590.5	98.1	(234.5)	454.1
Depreciation and amortization	348.1	176.6	15.2	539.9
Capital expenditures	257.2	179.3	15.8	452.3
Total assets	7,596.1	3,403.3	2,199.2	13,198.6

	Year Ended December 31, 2019
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$15,097.2	$4,713.1	$—	$19,810.3
Segment earnings (1)	961.2	366.3	(257.3)	1,070.2
Depreciation and amortization	331.0	163.0	15.9	509.9
Capital expenditures	370.4	213.9	19.6	603.9
(1) For a definition of segment earnings, see Note 3 , "Summary of Significant Accounting Policies — Segment Reporting."
For the year ended December 31, 2021, segment earnings include restructuring charges of $52.4 million, $47.7 million and $7.5 million in the Seating and E-Systems segments and in the other category, respectively. The Company expects to incur approximately $25 million and approximately $19 million of additional restructuring costs in the Seating and E-Systems

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

segments, respectively, related to activities initiated as of December 31, 2021, and expects that the components of such costs will be consistent with its historical experience.
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
For further information, see Note 5, "Restructuring."
A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

For the year ended December 31,	2021	2020	2019
Segment earnings	$972.5	$688.6	$1,327.5
Corporate and regional headquarters and elimination of intercompany activity ("Other")	(297.1)	(234.5)	(257.3)
Consolidated income before interest, other expense, provision for income taxes and equity in net income of affiliates	675.4	454.1	1,070.2
Interest expense	91.8	99.6	92.0
Other expense, net	0.1	55.2	24.6
Consolidated income before provision for income taxes and equity in net income of affiliates	$583.5	$299.3	$953.6
Revenues from external customers and tangible long-lived assets for each of the geographic areas in which the Company operates is shown below (in millions):

For the year ended December 31,	2021	2020	2019
Revenues from external customers
United States	$4,410.7	$3,599.1	$3,658.5
Mexico	2,465.8	2,528.4	3,058.6
China	3,018.1	2,592.7	2,579.7
Germany	1,309.9	1,288.3	1,698.7
Other countries	8,058.6	7,037.0	8,814.8
Total	$19,263.1	$17,045.5	$19,810.3

December 31,	2021	2020
Tangible long-lived assets (1)
United States	$593.0	$534.0
Mexico	691.6	689.9
China	460.8	458.2
Germany	189.2	205.8
Other countries	1,413.4	1,388.6
Total	$3,348.0	$3,276.5
(1) Tangible long-lived assets include property, plant and equipment and right-of-use assets.
The following is a summary of the percentage of revenues from major customers:

For the year ended December 31,	2021	2020	2019
General Motors	18.2%	18.7%	18.2%
Ford	13.5%	13.5%	13.8%
Volkswagen	11.8%	11.7%	10.9%
Daimler	11.2%	11.9%	11.1%
Stellantis	10.9%	11.2%	12.5%

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(16) Financial Instruments
Debt Instruments
The carrying values of the Notes vary from their fair values. The fair values of the Notes were determined by reference to the quoted market prices of these securities (Level 2 input based on the GAAP fair value hierarchy). The carrying value of the Company's Term Loan Facility approximates its fair value (Level 3 input based on the GAAP fair value hierarchy). The estimated fair value, as well as the carrying value, of the Company's debt instruments are shown below (in millions):

December 31,	2021	2020
Estimated aggregate fair value (1)	$2,868.6	$2,633.3
Aggregate carrying value (1) (2)	2,600.0	2,320.3
(1) Excludes "other" debt.
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
Cash, Cash Equivalents and Restricted Cash
The Company has cash on deposit that is legally restricted as to use or withdrawal. A reconciliation of cash and cash equivalents reported on the accompanying consolidated balance sheets to cash, cash equivalents and restricted cash reported on the consolidated statements of cash flows is shown below (in millions):

December 31,	2021	2020	2019
Balance sheet — cash and cash equivalents	$1,318.3	$1,306.7	$1,487.7
Restricted cash included in other current assets	1.4	5.1	15.9
Restricted cash included in other long-term assets	1.6	2.7	6.8
Statement of cash flows — cash, cash equivalents and restricted cash	$1,321.3	$1,314.5	$1,510.4
Marketable Equity Securities
Marketable equity securities, which the Company accounts for under the fair value option, are included in the accompanying consolidated balance sheets as shown below (in millions):

December 31,	2021	2020
Other current assets	$3.5	$9.3
Other long-term assets	58.8	49.4
	$62.3	$58.7
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
Equity Securities Without Readily Determinable Fair Values
As of December 31, 2021 and 2020, investments in equity securities without readily determinable fair values of $15.4 million and $11.2 million, respectively, are included in other long-term assets in the accompanying consolidated balance sheets. Such investments are valued at cost, less cumulative impairments and adjusted for changes resulting from observable, orderly transactions for identical or similar securities. For the years ended December 31, 2021, 2020 and 2019, the Company recognized impairment charges of $1.0 million, $4.0 million and $5.0 million, respectively, and investments in equity securities without readily determinable fair values have been reduced for cumulative impairments of $10.0 million and $9.0 million as of December 31, 2021 and 2020, respectively.

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
Net Investment Hedges
The Company uses cross-currency interest rate swaps which are designated as net investment hedges of the foreign currency rate exposure of its investment in certain Euro-denominated subsidiaries. Contra interest expense on net investment hedges was $6.5 million, $6.5 million and $1.8 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is included in interest expense in the accompanying consolidated statements of income.
Balance Sheet Classification
The notional amount, estimated aggregate fair value and related balance sheet classification of the Company's foreign currency and net investment hedge contracts are shown below (in millions, except for maturities):

December 31,	2021	2020
Fair value of foreign currency contracts designated as cash flow hedges:
Other current assets	$19.4	$49.7
Other long-term assets	0.1	13.0
Other current liabilities	(10.1)	(14.1)
Other long-term liabilities	(2.8)	(0.8)
	6.6	47.8
Notional amount	$1,077.6	$1,353.3
Outstanding maturities in months, not to exceed	23	24
Fair value of derivatives designated as net investment hedges:
Other current liabilities	$(3.2)	$—
Other long-term liabilities	(1.6)	(22.6)
	(4.8)	(22.6)
Notional amount	$300.0	$300.0
Outstanding maturities in months, not to exceed	33	45
Fair value of foreign currency contracts not designated as hedge instruments:
Other current assets	$2.2	$5.8
Other current liabilities	(3.3)	(6.1)
	(1.1)	(0.3)
Notional amount	$445.5	$1,140.8
Outstanding maturities in months, not to exceed	12	12
Total fair value	$0.7	$24.9
Total notional amount	$1,823.1	$2,794.1

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Accumulated Other Comprehensive Loss — Derivative Instruments and Hedge Activities
Pretax amounts related to foreign currency, interest rate swap and net investment hedge contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

For the year ended December 31,	2021	2020	2019
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign currency contracts	$6.0	$(5.7)	$82.4
Interest rate swap contracts	—	—	(9.2)
Net investment hedges	17.9	(18.3)	(4.4)
	23.9	(24.0)	68.8
(Gains) losses reclassified from accumulated other comprehensive loss to:
Net sales	(4.4)	(0.6)	3.8
Cost of sales	(42.7)	7.6	(52.6)
Interest expense	2.4	2.4	1.1
Other expense, net	—	(0.1)	—
	(44.7)	9.3	(47.7)
Comprehensive income (loss)	$(20.8)	$(14.7)	$21.1
As of December 31, 2021 and 2020, pretax net gains (losses) of ($16.1) million and $4.7 million, respectively, related to the Company's derivative instruments and hedge activities were recorded in accumulated other comprehensive loss.
During the next twelve month period, net gains (losses) expected to be reclassified into earnings are shown below (in millions):

Foreign currency contracts	$9.3
Interest rate swap contracts	(2.4)
Total	$6.9
Such gains and losses will be reclassified at the time that the underlying hedged transactions are realized.
For the years ended December 31, 2021, 2020 and 2019, the Company recognized tax benefit (expense) of $7.5 million, ($0.8) million and ($5.5) million, respectively, in other comprehensive income related to its derivative instruments and hedge activities.
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
Further, GAAP prioritizes the inputs and assumptions used in the valuation techniques described above into a three-tier fair value hierarchy as follows:

Level 1:	Observable inputs, such as quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.

Level 2:	Inputs, other than quoted market prices included in Level 1, that are observable either directly or indirectly for the asset or liability.

Level 3:	Unobservable inputs that reflect the entity's own assumptions about the exit price of the asset or liability. Unobservable inputs may be used if there is little or no market data for the asset or liability at the measurement date.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Company discloses fair value measurements and the related valuation techniques and fair value hierarchy level for its assets and liabilities that are measured or disclosed at fair value.
Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020, are shown below (in millions):

	December 31, 2021
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$5.5	Market / Income	$—	$5.5	$—
Net investment hedges	Recurring	(4.8)	Market / Income	—	(4.8)	—
Marketable equity securities	Recurring	62.3	Market	62.3	—	—

	December 31, 2020
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$47.5	Market / Income	$—	$47.5	$—
Net investment hedges	Recurring	(22.6)	Market / Income	—	(22.6)	—
Marketable equity securities	Recurring	58.7	Market	58.7	—	—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company's counterparties. If an estimate of the credit spread is required, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of December 31, 2021 and 2020, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy during 2021 and 2020.
For further information on fair value measurements and the Company's defined benefit pension plan assets, see Note 10, "Pension and Other Postretirement Benefit Plans."
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
In 2019, as a result of the Xevo acquisition (Note 4, "Acquisitions"), Level 3 fair value estimates of $90.1 million related to intangible assets are recorded in the accompanying consolidated balance sheet as of December 31, 2020. The estimated fair values of these assets were based on third-party valuations and management's estimates, generally utilizing the income and cost approaches.
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
Fair value estimates of property, plant and equipment and right-of-use assets were based on independent appraisals, giving consideration to the highest and best use of the assets. Key assumptions used in the appraisals were based on a combination of market and cost approaches, as appropriate.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Fair value estimates of customer-based and licensing intangible assets were based on the present value of future earnings attributable to the asset group after recognition of required returns to other contributory assets. Fair value estimates of developed technology intangible assets were based on management's estimates using a discounted cash flow method.
Fair value estimates of noncontrolling and equity interests were based on the present value of future cash flows and a value to earnings multiple approach and reflect discounts for the lack of control and the lack of marketability associated with noncontrolling and equity interests.
As of December 31, 2021 and 2020, there were no additional significant assets or liabilities measured at fair value on a non-recurring basis.
(17) Accounting Pronouncements
The Company considers the applicability and impact of all ASUs issued by the Financial Accounting Standards Board ("FASB").
Pronouncements adopted in 2021:
Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." See Note 3, "Summary of Significant Accounting Policies — Income Taxes."
Pronouncements not yet adopted:
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
Government Assistance
The FASB issued ASU 2021-10, "Disclosures by Business Entities about Government Assistance." The guidance, effective January 1, 2022, requires disclosures about certain government assistance transactions. The adoption of this guidance is not expected to have a significant impact on the Company's financial statements.

LEAR CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2021
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$35.3	$8.2	$(8.3)	$0.3	$35.5
Allowance for deferred tax assets	397.7	44.7	(17.7)	(17.8)	406.9
Total	$433.0	$52.9	$(26.0)	$(17.5)	$442.4

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2020
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$36.0	$7.0	$(9.8)	$2.1	$35.3
Allowance for deferred tax assets	344.8	81.4	(43.5)	15.0	397.7
Total	$380.8	$88.4	$(53.3)	$17.1	$433.0

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2019
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$33.2	$14.3	$(10.9)	$(0.6)	$36.0
Allowance for deferred tax assets	350.4	31.3	(30.7)	(6.2)	344.8
Total	$383.6	$45.6	$(41.6)	$(6.8)	$380.8

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A – CONTROLS AND PROCEDURES
(a)Disclosure Controls and Procedures
The Company has evaluated, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Senior Vice President and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Report. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Based on the evaluation described above, the Company's President and Chief Executive Officer along with the Company's Senior Vice President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of the end of the period covered by this Report.
(b)Management's Annual Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Senior Vice President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2021.
(c)Attestation Report of the Registered Public Accounting Firm
The attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting is set forth in Item 8, "Consolidated Financial Statements and Supplementary Data," under the caption "Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting" and incorporated herein by reference.
(d)Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B – OTHER INFORMATION
None.
ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

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
Equity Compensation Plan Information

As of December 31, 2021	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,551,137	(1)	$19.36	(2)	1,367,384
Equity compensation plans not approved by security holders	—		—		—
Total	1,551,137		$19.36		1,367,384
(1)     Includes 567,891 of outstanding restricted stock units, 780,544 of outstanding performance shares and 202,702 of outstanding stock options. Outstanding performance shares are reflected at the maximum possible payout that may be earned during the relevant performance periods.
(2)    Reflects outstanding restricted stock units and performance shares at a weighted average price of zero. Reflects outstanding stock options at a weighted average exercise price of $148.16.

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
Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm (PCAOB ID: 42)
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Equity for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements
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

4.6
Indenture, dated November 8. 2021, between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 8, 2021).

4.7
First Supplemental Indenture, dated November 8, 2021, between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 8, 2021).

4.8		Description of Lear Corporation's securities (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).
10.1	*
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

Index to Exhibits
	Exhibit Number		Exhibit Name
	10.10	*
Form of 2018 Restricted Stock Unit "Career Shares" Award Agreement under the Lear Corporation 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

	10.11	*
Form of 2019 Restricted Stock Unit “Career Shares” Award Agreement under the Lear Corporation 2019 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

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

Index to Exhibits
	Exhibit Number		Exhibit Name
	10.29	*
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

10.35
Amended and Restated Credit Agreement, dated as of October 28, 2021, among the Company, the foreign subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, Barclays Bank PLC, Bank of America, N.A., Citibank N.A. and HSBC Bank USA, National Association, as syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 28, 2021).

	10.36	*
First Amendment to the Lear Corporation Annual Incentive Plan (amended and restated as of January 1, 2014), effective February 9, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2017).

	10.37	*
Second Amendment to the Lear Corporation Annual Incentive Plan (amended and restated January 1, 2014), effective December 19, 2019 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

	10.38	*
Statement on Confidential Information, effective as of August 9, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

	10.39	*
First Amendment to the Lear Corporation Outside Directors Compensation Plan, effective September 13, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

	10.40	*
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

	10.42	*	Lear Corporation 2019 Inducement Grant Plan (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed on April 17, 2019).
**	21.1		List of subsidiaries of the Company.
**	23.1		Consent of Ernst & Young LLP.
**	31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
**	31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
**	32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index to Exhibits
	Exhibit Number	Exhibit Name
99.1
Debtors' First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated September 18, 2009 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 5, 2009).

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

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 10, 2022.

Lear Corporation

By:	/s/ Raymond E. Scott
Raymond E. Scott
President and Chief Executive Officer and a Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Lear Corporation and in the capacities indicated on February 10, 2022.

/s/ Raymond E. Scott	/s/ Mary Lou Jepsen
Raymond E. Scott	Mary Lou Jepsen
President and Chief Executive Officer and a Director	a Director
(Principal Executive Officer)
/s/ Roger A. Krone
/s/ Jason M. Cardew	Roger A. Krone
Jason M. Cardew	a Director
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)	/s/ Patricia L. Lewis
Patricia L. Lewis
/s/ Amy A. Doyle	a Director
Amy A. Doyle
Vice President and Chief Accounting Officer	/s/ Kathleen A. Ligocki
(Principal Accounting Officer)	Kathleen A. Ligocki
a Director
/s/ Mei-Wei Cheng
Mei-Wei Cheng	/s/ Conrad L. Mallett, Jr.
a Director	Conrad L. Mallett, Jr.
a Director
/s/ Jonathan F. Foster
Jonathan F. Foster	/s/ Gregory C. Smith
a Director	Gregory C. Smith
Non-Executive Chairman of the Board of Directors and
/s/ Bradley M. Halverson	a Director
Bradley M. Halverson
a Director