Form 10-Q
period 2022-04-02
LEAR CORP
filed 2022-05-03
CIK 842162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2022.

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
(248) 447-1500
(Registrant's telephone number, including area code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2022, the number of shares outstanding of the registrant's common stock was 59,778,409 shares.

LEAR CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED APRIL 2, 2022
INDEX

LEAR CORPORATION AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We have prepared the unaudited condensed consolidated financial statements of Lear Corporation and subsidiaries pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended December 31, 2021.
The financial information presented reflects all adjustments (consisting of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations, cash flows and financial position for the interim periods presented. These results are not necessarily indicative of a full year's results of operations.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	April 2, 2022(1)	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,162.0	$1,318.3
Accounts receivable	3,236.1	3,041.5
Inventories	1,642.1	1,571.9
Other	888.3	833.5
Total current assets	6,928.5	6,765.2
LONG-TERM ASSETS:
Property, plant and equipment, net	2,826.7	2,720.1
Goodwill	1,675.3	1,657.9
Other	2,296.8	2,209.2
Total long-term assets	6,798.8	6,587.2
Total assets	$13,727.3	$13,352.4

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and drafts	$3,209.8	$2,952.4
Accrued liabilities	1,876.5	1,806.7
Current portion of long-term debt	0.8	0.8
Total current liabilities	5,087.1	4,759.9
LONG-TERM LIABILITIES:
Long-term debt	2,595.8	2,595.2
Other	1,218.5	1,188.9
Total long-term liabilities	3,814.3	3,784.1
EQUITY:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 64,571,405 shares issued as of April 2, 2022 and December 31, 2021	0.6	0.6
Additional paid-in capital	1,000.4	1,019.4
Common stock held in treasury, 4,805,135 and 4,945,847 shares as of April 2, 2022 and December 31, 2021, respectively, at cost	(663.8)	(679.2)
Retained earnings	5,075.4	5,072.8
Accumulated other comprehensive loss	(762.6)	(770.2)
Lear Corporation stockholders' equity	4,650.0	4,643.4
Noncontrolling interests	175.9	165.0
Equity	4,825.9	4,808.4
Total liabilities and equity	$13,727.3	$13,352.4
 (1)     Unaudited.
The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions, except share and per share data)

	Three Months Ended
	April 2, 2022	April 3, 2021
Net sales	$5,208.4	$5,354.4

Cost of sales	4,886.9	4,861.6
Selling, general and administrative expenses	177.3	168.9
Amortization of intangible assets	15.7	16.5
Interest expense	24.9	22.3
Other expense, net	27.3	6.3
Consolidated income before provision for income taxes and equity in net income of affiliates	76.3	278.8
Provision for income taxes	20.4	58.9
Equity in net income of affiliates	(10.7)	(5.9)
Consolidated net income	66.6	225.8
Less: Net income attributable to noncontrolling interests	17.2	22.1
Net income attributable to Lear	$49.4	$203.7

Basic net income per share attributable to Lear (Note 15)	$0.82	$3.38

Diluted net income per share attributable to Lear (Note 15)	$0.82	$3.36

Cash dividends declared per share	$0.77	$0.25

Average common shares outstanding	59,932,030	60,312,573

Average diluted shares outstanding	60,210,979	60,560,859

Consolidated comprehensive income (Condensed Consolidated Statements of Equity)	$74.0	$139.4
Less: Comprehensive income attributable to noncontrolling interests	17.0	21.0
Comprehensive income attributable to Lear	$57.0	$118.4
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended April 2, 2022
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at January 1, 2022	$0.6	$1,019.4	$(679.2)	$5,072.8	$(770.2)	$4,643.4
Comprehensive income:
Net income	—	—	—	49.4	—	49.4
Other comprehensive income (loss)	—	—	—	—	7.6	7.6
Total comprehensive income	—	—	—	49.4	7.6	57.0
Stock-based compensation	—	13.9	—	—	—	13.9
Net issuance of 140,712 shares held in treasury in settlement of stock-based compensation	—	(32.9)	15.4	—	—	(17.5)
Dividends declared to Lear Corporation stockholders	—	—	—	(46.8)	—	(46.8)
Dividends declared to noncontrolling interest holders	—	—	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—
Balance at April 2, 2022	$0.6	$1,000.4	$(663.8)	$5,075.4	$(762.6)	$4,650.0
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended April 2, 2022
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity
Balance at January 1, 2022	$4,643.4	$165.0	$4,808.4
Comprehensive income:
Net income	49.4	17.2	66.6
Other comprehensive income (loss)	7.6	(0.2)	7.4
Total comprehensive income	57.0	17.0	74.0
Stock-based compensation	13.9	—	13.9
Net issuance of 140,712 shares held in treasury in settlement of stock-based compensation	(17.5)	—	(17.5)
Dividends declared to Lear Corporation stockholders	(46.8)	—	(46.8)
Dividends declared to noncontrolling interest holders	—	(6.7)	(6.7)
Change in noncontrolling interests	—	0.6	0.6
Balance at April 2, 2022	$4,650.0	$175.9	$4,825.9
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended April 3, 2021
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance January 1, 2021	$0.6	$963.6	$(598.6)	$4,806.8	$(705.1)	$4,467.3
Comprehensive income (loss):
Net income	—	—	—	203.7	—	203.7
Other comprehensive loss	—	—	—	—	(85.3)	(85.3)
Total comprehensive income (loss)	—	—	—	203.7	(85.3)	118.4
Stock-based compensation	—	17.7	—	—	—	17.7
Net issuance of 78,171 shares held in treasury in settlement of stock-based compensation	—	(17.0)	9.0	—	—	(8.0)
Dividends declared to Lear Corporation stockholders	—	—	—	(15.3)	—	(15.3)
Balance at April 3, 2021	$0.6	$964.3	$(589.6)	$4,995.2	$(790.4)	$4,580.1
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended April 3, 2021
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity
Balance January 1, 2021	$4,467.3	$147.6	$4,614.9
Comprehensive income (loss):
Net income	203.7	22.1	225.8
Other comprehensive loss	(85.3)	(1.1)	(86.4)
Total comprehensive income (loss)	118.4	21.0	139.4
Stock-based compensation	17.7	—	17.7
Net issuance of 78,171 shares held in treasury in settlement of stock-based compensation	(8.0)	—	(8.0)
Dividends declared to Lear Corporation stockholders	(15.3)	—	(15.3)
Balance at April 3, 2021	$4,580.1	$168.6	$4,748.7
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended
	April 2, 2022	April 3, 2021
Cash Flows from Operating Activities:
Consolidated net income	$66.6	$225.8
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	143.4	140.8
Net change in recoverable customer engineering, development and tooling	(36.1)	(24.1)
Net change in working capital items (see below)	38.1	(102.4)
Other, net	8.7	7.4
Net cash provided by operating activities	220.7	247.5
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(130.3)	(112.9)
Acquisition	(184.2)	—
Other, net	11.9	(30.0)
Net cash used in investing activities	(302.6)	(142.9)
Cash Flows from Financing Activities:
Term loan repayments	—	(4.7)
Dividends paid to Lear Corporation stockholders	(47.4)	(15.7)
Other, net	(23.8)	(9.3)
Net cash used in financing activities	(71.2)	(29.7)
Effect of foreign currency translation	(3.4)	(10.9)
Net Change in Cash, Cash Equivalents and Restricted Cash	(156.5)	64.0
Cash, Cash Equivalents and Restricted Cash as of Beginning of Period	1,321.3	1,314.5
Cash, Cash Equivalents and Restricted Cash as of End of Period	$1,164.8	$1,378.5

Changes in Working Capital Items:
Accounts receivable	$(219.1)	$(227.3)
Inventories	(49.0)	(87.4)
Accounts payable	276.9	42.6
Accrued liabilities and other	29.3	169.7
Net change in working capital items	$38.1	$(102.4)

Supplementary Disclosure:
Cash paid for interest	$9.6	$14.6
Cash paid for income taxes, net of refunds received	$49.9	$31.0
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
(2) Current Operating Environment
Due to the overall global economic conditions in 2020, largely as a result of the COVID-19 pandemic, the automotive industry experienced a decline in global customer sales and production volumes. Production disruptions continued in 2021 and are continuing in 2022, again largely due to the ongoing impact of the COVID-19 pandemic, particularly through supply shortages and, to a lesser extent, the resurgence of the virus in certain regions, as well as the Russia-Ukraine conflict. The most significant supply shortage relates to semiconductor chips, which is impacting global vehicle production and resulting in reductions and cancellations of planned production. In addition, the Company is experiencing increased costs related to labor shortages and inefficiencies and ongoing costs related to personal protective equipment, all of which are likely to continue for a period of time. Increases in certain commodity costs, as well as transportation and logistics costs, are also impacting, and will continue to impact, the Company's operating results for the foreseeable future. Further, a resurgence of the COVID-19 virus or its variants in other regions, including corresponding "stay at home" or similar government orders impacting industry production, could impact the Company's financial results.
In March 2022, as the Company's customers began to suspend their Russian operations as a result of Russia's invasion of Ukraine, the Company similarly suspended its Russian operations. Although the Company's net sales and total assets in Russia represent less than 1% of consolidated net sales and total assets, the Russia-Ukraine conflict and sanctions imposed on Russia globally have resulted in economic and supply chain disruptions affecting the overall industry, the ultimate financial impact of which cannot be reasonably estimated. Further, although the Company does not have operations in Ukraine, the Ukrainian operations of certain of the Company's suppliers and suppliers of its customers have been and will continue to be disrupted by the Russia-Ukraine conflict.
The accompanying condensed consolidated financial statements reflect estimates and assumptions made by management as of April 2, 2022, and for the three months then ended. Such estimates and assumptions affect, among other things, the Company's goodwill; long-lived asset and indefinite-lived intangible asset valuations; inventory valuations; valuations of deferred income taxes and income tax contingencies; and credit losses related to the Company's financial instruments. Events and circumstances arising after April 2, 2022, including those resulting from the impact of the COVID-19 pandemic, will be reflected in management's estimates and assumptions in future periods.
(3) Acquisition
On February 28, 2022, the Company completed the acquisition of substantially all of Kongsberg Automotive's Interior Comfort Systems business unit ("Kongsberg ICS"). Kongsberg ICS specializes in comfort seating solutions, including massage, lumber, seat heat and ventilation, with annual sales of approximately $300 million, of which approximately 20% are intercompany.
The acquisition of Kongsberg ICS was accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying condensed consolidated balance sheet as of April 2, 2022. The operating results and cash flows of Kongsberg ICS are included in the condensed consolidated financial statements from the date of acquisition in the Company's Seating segment.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The preliminary purchase price and related allocation are shown below (in millions):

April 2, 2022
Preliminary purchase price, net of acquired cash	$184.2

Property, plant and equipment	121.8
Other assets purchased and liabilities assumed, net	28.0
Goodwill	23.3
Intangible assets	11.1
Preliminary purchase price allocation	$184.2
Goodwill recognized in this transaction is primarily attributable to the assembled workforce and expected synergies related to future growth.
Intangible assets consist of amounts recognized for the fair value of developed technology based on an independent appraisal. It is currently estimated that the developed technology will have a weighted average useful life of approximately seventeen years.
The purchase price and related allocation are preliminary and will be revised as a result of adjustments made to the purchase price, additional information obtained regarding liabilities assumed, including, but not limited to, certain tax attributes and contingent liabilities, and revisions of provisional estimates of fair values resulting from the completion of independent appraisals and valuations of property, plant and equipment and intangible assets.
The Company incurred transaction costs of $10.0 million in the three months ended April 2, 2022, which have been expensed as incurred and are recorded in selling, general and administrative expenses.
The pro-forma effects of this acquisition do not materially impact the Company's reported results for any period presented.
For further information related to acquired assets measured at fair value, see Note 19, "Financial Instruments."
(4) Restructuring
Restructuring costs include employee termination benefits, asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. Employee termination benefits are recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Other incremental costs principally include equipment and personnel relocation costs. In addition to restructuring costs, the Company incurs incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs are recognized in the Company's condensed consolidated financial statements in accordance with GAAP. Generally, charges are recorded when restructuring actions are approved and/or implemented.
In the first three months of 2022, the Company recorded charges of $29.9 million in connection with its restructuring actions. These charges consist of $29.5 million recorded as cost of sales and $0.4 million recorded as selling, general and administrative expenses. The restructuring charges consist of employee termination costs of $27.3 million, asset impairment charges of $0.5 million and contract termination costs of $1.0 million, as well as other related costs of $1.1 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Asset impairment charges relate to the disposal of buildings, leasehold improvements and/or machinery and equipment with carrying values of $0.5 million in excess of related estimated fair values.
The Company expects to incur approximately $26 million of additional restructuring costs related to activities initiated as of April 2, 2022, and expects that the components of such costs will be consistent with its historical experience. Any future restructuring actions will depend upon market conditions, customer actions and other factors.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of 2022 activity is shown below (in millions):

	Accrual at January 1, 2022	2022	Utilization		Accrual at April 2, 2022
		Charges	Cash	Non-cash
Employee termination benefits	$126.1	$27.3	$(11.5)	$—	$141.9
Asset impairment charges	—	0.5	—	(0.5)	—
Contract termination costs	3.3	1.0	(0.2)	—	4.1
Other related costs	—	1.1	(1.1)	—	—
Total	$129.4	$29.9	$(12.8)	$(0.5)	$146.0
(5) Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.
A summary of inventories is shown below (in millions):

	April 2, 2022	December 31, 2021
Raw materials	$1,251.4	$1,171.0
Work-in-process	135.7	119.9
Finished goods	425.8	453.4
Reserves	(170.8)	(172.4)
Inventories	$1,642.1	$1,571.9
(6) Pre-Production Costs Related to Long-Term Supply Agreements
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
During the first three months of 2022 and 2021, the Company capitalized $63.2 million and $66.7 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During the first three months of 2022 and 2021, the Company also capitalized $46.4 million and $31.4 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets.
During the first three months of 2022 and 2021, the Company collected $72.9 million and $77.0 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer E&D and tooling costs related to long-term supply agreements included in the accompanying condensed consolidated balance sheets is shown below (in millions):

	April 2, 2022	December 31, 2021
Current	$232.2	$207.4
Long-term	155.4	143.5
Recoverable customer E&D and tooling	$387.6	$350.9

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(7) Long-Lived Assets
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
A summary of property, plant and equipment is shown below (in millions):

	April 2, 2022	December 31, 2021
Land	$106.9	$108.7
Buildings and improvements	860.5	850.3
Machinery and equipment	4,672.2	4,497.7
Construction in progress	349.2	345.6
Total property, plant and equipment	5,988.8	5,802.3
Less – accumulated depreciation	(3,162.1)	(3,082.2)
Property, plant and equipment, net	$2,826.7	$2,720.1
Depreciation expense was $127.7 million and $124.3 million in the three months ended April 2, 2022 and April 3, 2021, respectively.
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
In the first three months of 2022 and 2021, the Company recognized fixed asset impairment charges of $0.5 million and $0.2 million, respectively, in conjunction with its restructuring actions (Note 4, "Restructuring"). In the first three months of 2022, the Company recognized additional asset impairment charges of $1.1 million.
The Company will continue to assess the impact of significant industry and other events on the realization of its long-lived assets.
(8) Goodwill
A summary of the changes in the carrying amount of goodwill, by operating segment, in the three months ended April 2, 2022, is shown below (in millions):

	Seating	E-Systems	Total
Balance at January 1, 2022	$1,249.3	$408.6	$1,657.9
Acquisition	23.3	—	23.3
Foreign currency translation and other	(6.2)	0.3	(5.9)
Balance at April 2, 2022	$1,266.4	$408.9	$1,675.3
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
value. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. The annual goodwill impairment assessment is completed as of the first day of the Company's fourth quarter.
There was no impairment of goodwill in the first three months of 2022 and 2021. The Company will, however, continue to assess the impact of significant industry and other events on its recorded goodwill.
For further information related to the acquisition, see Note 3, "Acquisition."
(9) Debt
A summary of long-term debt, net of unamortized debt issuance costs and unamortized original issue premium (discount), and the related weighted average interest rates is shown below (in millions):

	April 2, 2022
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
3.8% Senior Notes due 2027 (the "2027 Notes")	$550.0	$(2.5)	$(2.1)	$545.4	3.885%
4.25% Senior Notes due 2029 (the "2029 Notes")	375.0	(2.2)	(0.8)	372.0	4.288%
3.5% Senior Notes due 2030 (the "2030 Notes")	350.0	(2.2)	(0.7)	347.1	3.525%
2.6% Senior Notes due 2032 (the "2032 Notes")	350.0	(3.0)	(0.6)	346.4	2.624%
5.25% Senior Notes due 2049 (the "2049 Notes")	625.0	(6.0)	13.5	632.5	5.103%
3.55% Senior Notes due 2052 (the "2052 Notes")	350.0	(3.9)	(0.4)	345.7	3.558%
Other	7.5	—	—	7.5	N/A
	$2,607.5	$(19.8)	$8.9	$2,596.6
Less — Current portion				(0.8)
Long-term debt				$2,595.8

	December 31, 2021
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
2027 Notes	$550.0	$(2.5)	$(2.2)	$545.3	3.885%
2029 Notes	375.0	(2.3)	(0.9)	371.8	4.288%
2030 Notes	350.0	(2.3)	(0.7)	347.0	3.525%
2032 Notes	350.0	(3.1)	(0.8)	346.1	2.624%
2049 Notes	625.0	(6.1)	13.7	632.6	5.103%
2052 Notes	350.0	(3.8)	(0.5)	345.7	3.558%
Other	7.5	—	—	7.5	N/A
	$2,607.5	$(20.1)	$8.6	2,596.0
Less — Current portion				(0.8)
Long-term debt				$2,595.2

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
As of April 2, 2022, the Company was in compliance with all covenants under the indentures governing the Notes.
Credit Agreement
The Company's amended and restated unsecured credit agreement ("Credit Agreement") consists of a $2.0 billion revolving credit facility (the "Revolving Credit Facility"), which expires on October 28, 2026, and a $250 million term loan facility, which was repaid in full in 2021.
As of April 2, 2022 and December 31, 2021, there were no borrowings outstanding under the Revolving Credit Facility.
Advances under the Revolving Credit Facility generally bear interest based on (i) the Eurocurrency Rate (as defined in the Credit Agreement) or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin, determined in accordance with a pricing grid. As of April 2, 2022, the ranges and rates are as follows (in percentages):

	Eurocurrency Rate			Base Rate
			Rate as of			Rate as of
	Minimum	Maximum	April 2, 2022	Minimum	Maximum	April 2, 2022
Revolving Credit Facility	0.925%	1.450%	1.125%	0.000%	0.450%	0.125%
A facility fee, which ranges from 0.075% to 0.20% of the total amount committed under the Revolving Credit Facility, is payable quarterly.
Covenants
The Credit Agreement contains various customary representations, warranties and covenants by the Company, including, without limitation, (i) covenants regarding maximum leverage, (ii) limitations on fundamental changes involving the Company or its subsidiaries and (iii) limitations on indebtedness and liens.
As of April 2, 2022, the Company was in compliance with all covenants under the Credit Agreement.
Other
As of April 2, 2022 and December 31, 2021, other long-term debt, including the current portion, consists of amounts outstanding under an unsecured working capital loan and a finance lease agreement.
For further information related to the Company's debt, see Note 7, "Debt," to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(10) Leases
The Company has operating leases for production, office and warehouse facilities, manufacturing and office equipment and vehicles. Operating lease assets and obligations included in the accompanying condensed consolidated balance sheets are shown below (in millions):

	April 2, 2022	December 31, 2021
Right-of-use assets under operating leases:
Other long-term assets	$677.2	$627.9
Lease obligations under operating leases:
Accrued liabilities	$130.5	$125.6
Other long-term liabilities	569.1	523.6
	$699.6	$649.2
Maturities of lease obligations as of April 2, 2022, are shown below (in millions):

April 2, 2022
2022 (1)	$115.2
2023	130.3
2024	110.8
2025	95.5
2026	84.9
Thereafter	237.7
Total undiscounted cash flows	774.4
Less: Imputed interest	(74.8)
Lease obligations under operating leases	$699.6
(1) For the remaining nine months
Cash flow information related to operating leases is shown below (in millions):

	Three Months Ended
	April 2, 2022	April 3, 2021
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$62.5	$63.8
Operating cash flows:
Cash paid related to operating lease obligations	$40.4	$40.4
In addition to the right-of-use assets obtained in exchange for operating lease obligations shown above, in the three months ended April 2, 2022, the Company acquired $34.1 million of right-of-use assets and related lease liabilities in connection with its acquisition of Kongsberg ICS. See Note 3, "Acquisition."

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Lease expense included in the accompanying condensed consolidated statements of comprehensive income is shown below (in millions):

	Three Months Ended
	April 2, 2022	April 3, 2021
Operating lease expense	$41.4	$39.0
Short-term lease expense	5.4	4.2
Variable lease expense	2.0	2.2
Total lease expense	$48.8	$45.4
The weighted average lease term and discount rate for operating leases are shown below:

April 2, 2022
Weighted average remaining lease term	Seven years
Weighted average discount rate	2.9%
The Company is party to a finance lease agreement, which is not material to the accompanying condensed consolidated financial statements (Note 9, "Debt").
For further information related to the Company's leases, see Note 8, "Leases," to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
(11) Pension and Other Postretirement Benefit Plans
The Company sponsors defined benefit pension plans covering certain eligible employees in the United States and certain foreign countries. The Company also sponsors postretirement benefit plans (primarily for the continuation of medical benefits) covering certain eligible retirees in the United States and Canada.
Net Periodic Pension and Other Postretirement Benefit (Credit) Cost
The components of the Company's net periodic pension benefit (credit) cost are shown below (in millions):

	Three Months Ended
	April 2, 2022		April 3, 2021
	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$1.0	$—	$1.3
Interest cost	3.9	2.9	3.6	2.6
Expected return on plan assets	(6.0)	(4.4)	(5.9)	(4.8)
Amortization of actuarial loss	0.5	1.1	1.0	1.5
Settlement loss	0.4	—	0.4	—
Net periodic benefit (credit) cost	$(1.2)	$0.6	$(0.9)	$0.6

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The components of the Company's net periodic other postretirement benefit cost are shown below (in millions):

	Three Months Ended
	April 2, 2022		April 3, 2021
	U.S.	Foreign	U.S.	Foreign
Interest cost	$0.4	$0.2	$0.3	$0.2
Amortization of actuarial gain	(0.3)	—	(0.3)	—
Net periodic benefit cost	$0.1	$0.2	$—	$0.2
Contributions
In the three months ended April 2, 2022, employer contributions to the Company's domestic and foreign defined benefit pension plans were $4.4 million. The Company expects contributions to its funded pension plans and benefit payments related to its unfunded pension plans to be $5 million to $10 million in 2022.
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
Revenue is recognized at a point in time when control of the product is transferred to the customer under standard commercial terms, as the Company does not have an enforceable right to payment prior to such transfer. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for those products based on the current purchase orders, annual price reductions and ongoing price adjustments. In the first three months of 2022 and 2021, revenue recognized related to prior years represented less than 2% of consolidated net sales. The Company's customers pay for products received in accordance with payment terms that are customary within the industry. The Company's contracts with its customers do not have significant financing components.
The Company records a contract liability for advances received from its customers. As of April 2, 2022 and December 31, 2021, there were no significant contract liabilities recorded. Further, in the first three months of 2022 and 2021, there were no significant contract liabilities recognized in revenue.
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
A summary of the Company's revenue by reportable operating segment and geography is shown below (in millions):

	Three Months Ended
	April 2, 2022			April 3, 2021
	Seating	E-Systems	Total	Seating	E-Systems	Total
North America	$1,841.9	$355.9	$2,197.8	$1,668.6	$342.6	$2,011.2
Europe and Africa	1,269.5	521.7	1,791.2	1,474.7	602.3	2,077.0
Asia	662.6	367.5	1,030.1	716.7	368.8	1,085.5
South America	138.5	50.8	189.3	136.0	44.7	180.7
	$3,912.5	$1,295.9	$5,208.4	$3,996.0	$1,358.4	$5,354.4

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
A summary of other expense, net is shown below (in millions):

	Three Months Ended
	April 2, 2022	April 3, 2021
Other expense	$30.2	$9.9
Other income	(2.9)	(3.6)
Other expense, net	$27.3	$6.3
In the three months ended April 2, 2022, other expense includes net foreign currency transaction losses of $20.0 million, including $11.4 million related to foreign exchange rate volatility in Russia following the invasion of Ukraine. In the three months ended April 3, 2021, other expense includes net foreign currency transaction losses of $4.2 million.
(14) Income Taxes
A summary of the provision for income taxes and the corresponding effective tax rate for the three months ended April 2, 2022 and April 3, 2021, is shown below (in millions, except effective tax rates):

	Three Months Ended
	April 2, 2022	April 3, 2021
Provision for income taxes	$20.4	$58.9
Pretax income before equity in net income of affiliates	$76.3	$278.8
Effective tax rate	26.7%	21.1%

The Company's provision for income taxes is impacted by the level and mix of earnings among tax jurisdictions. In addition, the Company recognized discrete tax benefits on the significant items shown below (in millions):

	Three Months Ended
	April 2, 2022	April 3, 2021
Restructuring charges and various other items	$10.3	$5.2
Valuation allowances on deferred tax assets	0.5	0.2
Share-based compensation	1.2	0.1
	$12.0	$5.5
Excluding the items above, the effective tax rate for the first three months of 2022 and 2021 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
For further information related to the Company's income taxes, see Note 9, "Income Taxes," to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
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
A summary of information used to compute basic and diluted net income per share attributable to Lear is shown below (in millions, except share and per share data):

	Three Months Ended
	April 2, 2022	April 3, 2021
Net income attributable to Lear	$49.4	$203.7

Average common shares outstanding	59,932,030	60,312,573
Dilutive effect of common stock equivalents	278,949	248,286
Average diluted shares outstanding	60,210,979	60,560,859

Basic net income per share attributable to Lear	$0.82	$3.38

Diluted net income per share attributable to Lear	$0.82	$3.36
(16) Comprehensive Income and Equity
Comprehensive Income
Comprehensive income is defined as all changes in the Company's net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items recorded in equity are included in comprehensive income.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Accumulated Other Comprehensive Loss
A summary of changes, net of tax, in accumulated other comprehensive loss for the three months ended April 2, 2022, is shown below (in millions):

Three Months Ended April 2, 2022
Defined benefit plans:
Balance at beginning of period	$(199.4)
Reclassification adjustments (net of tax expense of $0.3 million)	1.4
Other comprehensive loss recognized during the period (net of tax impact of $— million)	(0.5)
Balance at end of period	$(198.5)
Derivative instruments and hedging:
Balance at beginning of period	$(18.6)
Reclassification adjustments (net of tax benefit of $1.4 million)	(6.6)
Other comprehensive gain recognized during the period (net of tax expense of $7.9 million)	31.6
Balance at end of period	$6.4
Foreign currency translation:
Balance at beginning of period	$(552.2)
Other comprehensive loss recognized during the period (net of tax expense of $0.4 million)	(18.3)
Balance at end of period	$(570.5)

Total accumulated other comprehensive loss	$(762.6)
In the three months ended April 2, 2022, foreign currency translation adjustments are primarily related to the weakening of the Euro, offset by the strengthening of the Brazilian real, relative to the U.S. dollar, and include pretax losses of $0.5 million related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.
In the three months ended April 2, 2022, foreign currency translation adjustments also include derivative net investment hedge gains of $0.3 million.

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
In the three months ended April 3, 2021, foreign currency translation adjustments are primarily related to the weakening of the Euro, and to a lesser extent the Brazilian real, relative to the U.S. dollar, and include pretax losses of $0.1 million related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.
In the three months ended April 3, 2021, foreign currency translation adjustments also include derivative net investment hedge gains of $9.9 million.
For further information regarding reclassification adjustments related to the Company's defined benefit plans, see Note 11, "Pension and Other Postretirement Benefit Plans." For further information regarding reclassification adjustments related to the Company's derivative and hedging activities, see Note 19, "Financial Instruments."
Lear Corporation Stockholders' Equity
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
The Company has a common stock share repurchase program (the "Repurchase Program") which permits the discretionary repurchase of its common stock. Since its inception in the first quarter of 2011, the Company's Board of Directors has authorized $6.1 billion in share repurchases under the Repurchase Program, and the Company has repurchased, in aggregate, $4.8 billion of its outstanding common stock, at an average price of $90.97 per share, excluding commissions and related fees. As of April 2, 2022, the Company has a remaining repurchase authorization of $1.3 billion under the Repurchase Program, which expires on December 31, 2022.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Quarterly Dividend
In the first three months of 2022 and 2021, the Company's Board of Directors declared quarterly cash dividends of $0.77 and $0.25 per share of common stock, respectively.
Dividends declared and paid are shown below (in millions):

	Three Months Ended
	April 2, 2022	April 3, 2021
Dividends declared	$46.8	$15.3
Dividends paid	47.4	15.7
Dividends payable on common shares to be distributed under the Company's stock-based compensation program will be paid when such common shares are distributed.
(17) Legal and Other Contingencies
As of April 2, 2022 and December 31, 2021, the Company had recorded reserves for pending legal disputes, including commercial disputes, and other legal matters of $21.1 million and $19.5 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of the changes in reserves for product liability and warranty claims for the three months ended April 2, 2022, is shown below (in millions):

Balance at January 1, 2022	$46.0
Expense, net (including changes in estimates)	3.4
Settlements	(6.6)
Foreign currency translation and other	(0.7)
Balance at April 2, 2022	$42.1
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
As of April 2, 2022 and December 31, 2021, the Company had recorded environmental reserves of $8.0 million. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
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
(18) Segment Reporting
The Company is organized under two reportable operating segments: Seating, which consists of the design, development, engineering and manufacture of complete seat systems, seat subsystems and key seat components, and E-Systems, which consists of the design, development, engineering and manufacture of complete electrical distribution and connection systems and electronic systems. Key components in the Company's complete seat system and subsystem solutions are advanced comfort, wellness and safety offerings (including massage, lumbar, seat heat and ventilation), as well as configurable seating product technologies. All of these products are compatible with traditional internal combustion engine ("ICE") architectures and the full range of hybrid, plug-in hybrid and battery electric architectures (collectively, "electrified powertrains"). Key seat component product offerings include seat trim covers, surface materials such as leather and fabric, seat mechanisms, seat foam and headrests. Key components in the Company's electrical distribution and connection systems portfolio include wire harnesses, terminals and connectors, and engineered components for both ICE architectures and electrified powertrains that require management of higher voltage and power. Key components in the Company's electronic systems portfolio include body domain control modules and products specific to electrification and connectivity. Electrification products include on-board battery chargers, power conversion modules, high voltage battery management systems and high voltage power distribution systems. Connectivity products include telematics control units ("TCU") and gateway modules to manage both wired and wireless networks and data in vehicles. In addition to electronic modules, the Company offers software that includes cybersecurity, advanced vehicle positioning for automated and autonomous driving applications and full capabilities in both dedicated short-range communication and cellular protocols for vehicle connectivity. The Company's software offerings include embedded control software and cloud and mobile device-based software and services. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
meets the requirements for being classified as an operating segment. Corporate and regional headquarters costs include various support functions, such as information technology, advanced research and development, corporate finance, legal, executive administration and human resources.
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
A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended April 2, 2022
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$3,912.5	$1,295.9	$—	$5,208.4
Segment earnings (1)	200.1	15.9	(87.5)	128.5
Depreciation and amortization	92.8	46.2	4.4	143.4
Capital expenditures	77.1	46.1	7.1	130.3
Total assets	7,975.0	3,631.7	2,120.6	13,727.3

	Three Months Ended April 3, 2021
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$3,996.0	$1,358.4	$—	$5,354.4
Segment earnings (1)	292.0	89.3	(73.9)	307.4
Depreciation and amortization	90.4	46.6	3.8	140.8
Capital expenditures	63.0	43.2	6.7	112.9
Total assets	7,761.2	3,493.6	2,167.7	13,422.5
(1) See definition above
For the three months ended April 2, 2022, segment earnings include restructuring charges of $16.6 million and $13.3 million in the Seating and E-Systems segments, respectively. The Company expects to incur approximately $11 million and $15 million of additional restructuring costs in the Seating and E-Systems segments, respectively, related to activities initiated as of April 2, 2022, and expects that the components of such costs will be consistent with its historical experience.
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
For further information, see Note 4, "Restructuring."
A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

	Three Months Ended
	April 2, 2022	April 3, 2021
Segment earnings	$128.5	$307.4
Interest expense	24.9	22.3
Other expense, net	27.3	6.3
Consolidated income before provision for income taxes and equity in net income of affiliates	$76.3	$278.8

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(19) Financial Instruments
Debt Instruments
The carrying values of the Notes vary from their fair values. The fair values of the Notes were determined by reference to the quoted market prices of these securities (Level 2 input based on the GAAP fair value hierarchy). The estimated fair value, as well as the carrying value, of the Company's debt instruments are shown below (in millions):

	April 2, 2022	December 31, 2021
Estimated aggregate fair value (1)	$2,530.1	$2,868.6
Aggregate carrying value (1) (2)	2,600.0	2,600.0
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
Cash, Cash Equivalents and Restricted Cash
The Company has cash on deposit that is legally restricted as to use or withdrawal. A reconciliation of cash, cash equivalents and restricted cash included in the accompanying condensed consolidated balance sheets and the accompanying condensed consolidated statements of cash flows is shown below (in millions):

	April 2, 2022	April 3, 2021
Balance sheet:
Cash and cash equivalents	$1,162.0	$1,375.4
Restricted cash included in other current assets	—	1.5
Restricted cash included in other long-term assets	2.8	1.6
Statement of cash flows:
Cash, cash equivalents and restricted cash	$1,164.8	$1,378.5
Accounts Receivable
The Company's allowance for credit losses on financial assets measured at amortized cost, primarily accounts receivable, reflects management's estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. The Company also considers geographic and segment specific risk factors in the development of expected credit losses. As of April 2, 2022 and December 31, 2021, accounts receivable are reflected net of reserves of $32.7 million and $35.5 million, respectively. Changes in expected credit losses were not significant in the first three months of 2022.
Marketable Equity Securities
Marketable equity securities, which the Company accounts for under the fair value option, are included in the accompanying condensed consolidated balance sheets as shown below (in millions):

	April 2, 2022	December 31, 2021
Current assets	$1.8	$3.5
Other long-term assets	56.5	58.8
	$58.3	$62.3
Unrealized gains and losses arising from changes in the fair value of the marketable equity securities are recognized in other expense, net in the condensed consolidated statements of comprehensive income. The fair value of the marketable equity securities is determined by reference to quoted market prices in active markets (Level 1 input based on the GAAP fair value hierarchy).

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Equity Securities Without Readily Determinable Fair Values
As of April 2, 2022 and December 31, 2021, investments in equity securities without readily determinable fair values of $18.2 million and $15.4 million, respectively, are included in other long-term assets in the accompanying condensed consolidated balance sheets. Such investments are valued at cost, less cumulative impairments of $10.0 million.
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
For a fair value hedge, the change in the fair value of the derivative is recorded in earnings and reflected in the condensed consolidated statements of comprehensive income on the same line as the gain or loss on the hedged item attributable to the hedged risk. For a cash flow hedge, the change in the fair value of the derivative is recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets. When the underlying hedged transaction is realized, the gain or loss included in accumulated other comprehensive loss is recorded in earnings and reflected in the condensed consolidated statements of comprehensive income on the same line as the gain or loss on the hedged item attributable to the hedged risk. For a net investment hedge, the change in the fair value of the derivative is recorded in cumulative translation adjustment, which is a component of accumulated other comprehensive loss in the condensed consolidated balance sheets. When the related currency translation adjustment is required to be reclassified, usually upon the sale or liquidation of the investment, the gain or loss included in accumulated other comprehensive loss is recorded in earnings and reflected in other expense, net in the condensed consolidated statements of comprehensive income. Changes in the fair value of contracts not designated as hedge instruments are recorded in earnings and reflected in other expense, net in the condensed consolidated statements of comprehensive income. Cash flows attributable to derivatives used to manage foreign currency risks are classified on the same line as the hedged item attributable to the hedged risk in the condensed consolidated statements of cash flows. Upon settlement, cash flows attributable to derivatives designated as net investment hedges are classified as investing activities in the condensed consolidated statements of cash flows. Cash flows attributable to forward starting interest rate swaps are classified as financing activities in the condensed consolidated statements of cash flows.
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
Net Investment Hedges
The Company uses cross-currency interest rate swaps, which are designated as net investment hedges of the foreign currency rate exposure of its investment in certain Euro-denominated subsidiaries. In the three months ended April 2, 2022 and April 3,

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2021, contra interest expense on net investment hedges of $1.6 million is included in interest expense in the accompanying condensed consolidated statements of comprehensive income.
Balance Sheet Classification
The notional amount, estimated aggregate fair value and related balance sheet classification of the Company's foreign currency and net investment hedge contracts are shown below (in millions, except for maturities):

	April 2, 2022	December 31, 2021
Fair value of foreign currency contracts designated as cash flow hedges:
Other current assets	$37.3	$19.4
Other long-term assets	8.1	0.1
Other current liabilities	(6.8)	(10.1)
Other long-term liabilities	(1.1)	(2.8)
	37.5	6.6
Notional amount	$1,146.1	$1,077.6
Outstanding maturities in months, not to exceed	24	23
Fair value of derivatives designated as net investment hedges:
Other current liabilities	$—	$(3.2)
Other long-term liabilities	(4.4)	(1.6)
	(4.4)	(4.8)
Notional amount	$300.0	$300.0
Outstanding maturities in months, not to exceed	48	33
Fair value of foreign currency contracts not designated as hedging instruments:
Other current assets	$1.1	$2.2
Other current liabilities	(4.1)	(3.3)
	(3.0)	(1.1)
Notional amount	$559.7	$445.5
Outstanding maturities in months, not to exceed	9	12
Total fair value	$30.1	$0.7
Total notional amount	$2,005.8	$1,823.1

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Accumulated Other Comprehensive Loss — Derivative Instruments and Hedging
Pretax amounts related to foreign currency and net investment hedge contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended
	April 2, 2022	April 3, 2021
Gains recognized in accumulated other comprehensive loss:
Foreign currency contracts	$39.5	$3.0
Net investment hedge contracts	0.3	9.9
	39.8	12.9
(Gains) losses reclassified from accumulated other comprehensive loss to:
Net sales	(1.6)	0.2
Cost of sales	(7.0)	(7.5)
Interest expense	0.6	0.6
	(8.0)	(6.7)
Comprehensive income	$31.8	$6.2
As of April 2, 2022 and December 31, 2021, pretax net gains (losses) of $15.7 million and ($16.1) million, respectively, related to the Company's derivative instruments and hedging activities were recorded in accumulated other comprehensive loss.
During the next twelve-month period, net gains (losses) expected to be reclassified into earnings are shown below (in millions):

Foreign currency contracts	$30.5
Interest rate swap contracts	(2.4)
Total	$28.1
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
Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of April 2, 2022 and December 31, 2021, are shown below (in millions):

	April 2, 2022
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$34.5	Market/ Income	$—	$34.5	$—
Net investment hedges	Recurring	(4.4)	Market/ Income	—	(4.4)	—
Marketable equity securities	Recurring	58.3	Market	58.3	—	—

	December 31, 2021
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$5.5	Market/ Income	$—	$5.5	$—
Net investment hedges	Recurring	(4.8)	Market/ Income	—	(4.8)	—
Marketable equity securities	Recurring	62.3	Market	62.3	—	—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company's counterparties. If an estimate of the credit spread is required, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of April 2, 2022 and December 31, 2021, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy in the first three months of 2022.
Items Measured at Fair Value on a Non-Recurring Basis
The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy.
As a result of the acquisition of Kongsberg ICS (Note 3, "Acquisition"), Level 3 fair value estimates related to property, plant and equipment of $121.8 million and developed technology intangible assets of $11.1 million are recorded in the accompanying condensed consolidated balance sheet as of April 2, 2022. Fair value estimates of property, plant and equipment were based on independent appraisals, giving consideration to the highest and best use of the assets. Key assumptions used in the appraisals were based on a combination of market and cost approaches, as appropriate. Fair value estimates of developed technology intangible assets were based on management's estimates using a discounted cash flow method.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
As of April 2, 2022, there were no additional significant assets or liabilities measured at fair value on a non-recurring basis.
(20) Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates ("ASU") issued by the Financial Accounting Standards Board ("FASB") as summarized below.
Pronouncements adopted in 2022:
Government Assistance
The FASB issued ASU 2021-10, "Disclosures by Business Entities about Government Assistance." The guidance, effective January 1, 2022, requires disclosures about certain government assistance transactions. The adoption of this guidance did not have a significant impact on the Company's financial statements.

LEAR CORPORATION
ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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
Our Seating business consists of the design, development, engineering and manufacture of complete seat systems, seat subsystems and key seat components. Our capabilities in operations and supply chain management enable synchronized (just-in-time) assembly and delivery of high volumes of complex complete seat systems to our customers. Included in our complete seat system and subsystem solutions are advanced comfort, wellness and safety offerings, as well as configurable seating product technologies. Our advanced comfort, wellness and safety offerings are facilitated by our system, component and integration capabilities, together with our in-house electronics, sensor, software and algorithm competencies. Our comfort offerings have been enhanced by our first quarter 2022 acquisition of substantially all of Kongsberg Automotive's Interior Comfort Systems business unit ("Kongsberg ICS"), which specializes in comfort seating solutions, including massage, lumbar, seat heat and ventilation. As the most vertically integrated global seat supplier, our key seat component product offerings include seat trim covers, surface materials such as leather and fabric, seat mechanisms, seat foam and headrests. All of these products are compatible with traditional internal combustion engine ("ICE") architectures and the full range of hybrid, plug-in hybrid and battery electric architectures (collectively, "electrified powertrains").
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

LEAR CORPORATION
common low-cost engineering centers and share centralized operating support functions. These functions include logistics, supply chain management, quality, health and safety, and all major administrative functions.
Industry overview
Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on the availability of raw materials and components and consumer demand for automotive vehicles, and our content per vehicle. Due to the overall global economic conditions in 2020, largely as a result of the COVID-19 pandemic, the automotive industry experienced a decline in global customer sales and production volumes. Although industry production increased 3% in 2021 over 2020 and is expected to increase 5% in 2022 over 2021 (based on April 2022 IHS Markit projections), production remains well below recent historic levels and consumer demand. This is largely due to the continuing impact of the COVID-19 pandemic, particularly through supply shortages and, to a lesser extent, the resurgence of the virus in certain regions, as well as the Russia-Ukraine conflict. The most significant supply shortage relates to semiconductor chips, which is impacting global vehicle production and resulting in reductions and cancellations of planned production. In addition, we are experiencing increased costs related to labor shortages and inefficiencies and ongoing costs related to personal protective equipment, all of which are likely to continue for a period of time. Increases in certain commodity costs, as well as transportation and logistics costs, are also impacting, and will continue to impact, our operating results for the foreseeable future. Further, a resurgence of the COVID-19 virus or its variants in other regions, including corresponding "stay at home" or similar government orders impacting industry production, could impact our financial results. For risks related to the COVID-19 pandemic, including supply shortages, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented and updated by Part II — Item 1A, "Risk Factors," in this Report.
In March 2022, as our customers began to suspend their Russian operations as a result of Russia's invasion of Ukraine, we similarly suspended our Russian operations. Although our net sales and total assets in Russia represent less than 1% of our consolidated net sales and total assets, the Russia-Ukraine conflict and sanctions imposed on Russia globally have resulted in economic and supply chain disruptions affecting the overall industry, the ultimate financial impact of which cannot be reasonably estimated. Further, although we do not have operations in Ukraine, the Ukrainian operations of certain of our suppliers and suppliers of our customers have been and will continue to be disrupted by the Russia-Ukraine conflict.
Global automotive industry production volumes in the first three months of 2022, as compared to the first three months of 2021, are shown below (in thousands of units):

	Three Months Ended
	2022 (1)	2021 (1) (2)	% Change
North America	3,551.4	3,614.9	(2)%
Europe and Africa	3,995.0	4,877.4	(18)%
Asia	10,699.2	10,609.6	1%
South America	561.7	649.2	(13)%
Other	480.7	389.1	24%
Global light vehicle production	19,288.0	20,140.2	(4)%
(1) Production data based on IHS Markit
(2) Production data for 2021 have been updated from our first quarter 2021 Quarterly Report on Form 10-Q to reflect actual production levels
In addition to the factors noted above, automotive sales and production can be affected by the age of the vehicle fleet and related scrappage rates, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, the availability and cost of credit, the availability of critical components needed to complete the production of vehicles, restructuring actions of our customers and suppliers, facility closures, changing consumer attitudes toward vehicle ownership and usage and other factors. Our operating results are also significantly impacted by the overall commercial success of the vehicle platforms for which we supply particular products, as well as the level of vertical integration and profitability of the products that we supply for these platforms. The loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could adversely affect our operating results. In addition, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating results.

LEAR CORPORATION
Our percentage of consolidated net sales by region in the first three months of 2022 and 2021 is shown below:

	Three Months Ended
	April 2, 2022	April 3, 2021
North America	42%	38%
Europe and Africa	34%	39%
Asia	20%	20%
South America	4%	3%
Total	100%	100%
Our ability to reduce the risks inherent in certain concentrations of business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall.
The automotive industry, and our business, continue to be shaped by the broad trends of electrification, connectivity, autonomy, and shared mobility. We also consider demand and regulatory requirements related to improved energy efficiency, sustainability, enhanced safety and communications (e.g., government mandates related to fuel economy, carbon emissions and safety equipment) to be significant drivers of these trends, each of which is likely to be at the forefront of our industry for the foreseeable future.
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
For further information related to these trends and our strategy, see Item 1, "Business — Industry and Strategy," in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Our material cost as a percentage of net sales was 66.4% in the first three months of 2022, as compared to 64.9% in the first three months of 2021, reflecting increases in certain commodity costs. Raw material, energy and commodity costs can be volatile, reflecting changes in supply and demand, logistics issues, global trade and tariff policies, and geopolitical issues. Our primary commodity cost exposures relate to steel, copper and leather. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, contractual recovery mechanisms and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. Further, our exposure to changes in steel prices is primarily indirect, through purchased components, and a significant portion of our copper, leather and direct steel purchases are subject to price index agreements with our customers and suppliers. However, these strategies, together with commercial negotiations with our customers and suppliers, typically do not offset all of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity price environment. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented and updated by Part II — Item 1A, "Risk Factors," in this Report.

LEAR CORPORATION
Financial Measures
In evaluating our financial condition and operating performance, we focus primarily on earnings, operating margins, cash flows and return on invested capital. Our strategy includes expanding our business with new and existing customers globally through new products, including electrification. Asia continues to present long-term growth opportunities, as we focus on expanding our market share and content per vehicle in response to increasing demand for luxury and performance features in this region. In addition to our wholly owned locations, we currently have fifteen operating joint ventures with operations in Asia, as well as two additional joint ventures in North America dedicated to serving Asian automotive manufacturers. We also have selectively increased our vertical integration capabilities globally, as well as expanded our component manufacturing capacity in Asia, Eastern Europe, Mexico and Northern Africa and our low-cost engineering capabilities in Asia, Eastern Europe and Northern Africa.
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
Acquisition
On February 28, 2022, we completed the acquisition of Kongsberg ICS, which specializes in comfort seating solutions. With almost 50 years of experience in comfort seating solutions, Kongsberg ICS has leading technology, a well-balanced customer portfolio built on longstanding relationships with leading premium automotive manufacturers and an experienced team. The Kongsberg ICS acquisition is expected to further advance our seat component capabilities into specialized comfort seating solutions that further differentiate our product offerings and improve vehicle performance and packaging - important features across various vehicle segments. The transaction is valued at approximately $184 million, on a cash and debt free basis.
Operational Restructuring
In the first three months of 2022, we incurred pretax restructuring costs of $30 million and related manufacturing inefficiency charges of approximately $2 million, as compared to pretax restructuring costs of $22 million and related manufacturing inefficiency charges of approximately $3 million in the first three months of 2021. None of the individual restructuring actions initiated in the first three months of 2022 were material. Further, there have been no changes in previously initiated restructuring actions that have resulted (or will result) in a material change to our restructuring costs.
Our restructuring actions include plant closures and workforce reductions and are initiated to maintain our competitive footprint or are in response to customer initiatives or changes in global and regional automotive markets. Our restructuring actions are designed to maintain or improve our operating results and profitability throughout the automotive industry cycles. Restructuring actions are generally funded within twelve months of initiation and are funded by cash flows from operating activities and existing cash balances. We expect to incur approximately $26 million of additional restructuring costs related to activities initiated as of April 2, 2022, all of which are expected to be incurred in the next twelve months. We plan to implement additional restructuring actions in order to align our manufacturing capacity and other costs with prevailing regional automotive production levels. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
For further information, see Note 4, "Restructuring," and Note 18, "Segment Reporting," to the condensed consolidated financial statements included in this Report.
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
Since the first quarter of 2011, our Board of Directors has authorized $6.1 billion in share repurchases under our common stock share repurchase program. At the end of the first quarter of 2022, we have a remaining repurchase authorization of $1.3 billion, which expires on December 31, 2022.

LEAR CORPORATION
Our Board of Directors declared a quarterly cash dividend of $0.77 per share of common stock in the first quarter of 2022.
For further information related to our common stock share repurchase program and our quarterly cash dividends, see "— Liquidity and Capital Resources — Capitalization" below and Note 16, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report.
Other Matters
In the three months ended April 2, 2022 and April 3, 2021, we recognized tax benefits of $12 million and $6 million, respectively, related to restructuring charges and various other items.
Our results for the three months ended April 2, 2022 and April 3, 2021, reflect the following items (in millions):

	Three Months Ended
	April 2, 2022	April 3, 2021
Costs related to restructuring actions, including manufacturing inefficiencies of $2 million and $3 million in the three months ended April 2, 2022 and April 3, 2021, respectively	$32	$24
Acquisition costs	10	—
Typhoon in the Philippines	11	—
Foreign exchange losses due to foreign exchange rate volatility in Russia	11
Tax benefit, net	(12)	(6)
For further information regarding these items, see Note 3, "Acquisition," Note 4, "Restructuring, and Note 14, "Income Taxes," to the condensed consolidated financial statements included in this Report.
This Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements that are subject to risks and uncertainties. For further information regarding other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented and updated by Part II — Item 1A, "Risk Factors," in this Report.
RESULTS OF OPERATIONS
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three Months Ended
	April 2, 2022		April 3, 2021
Net sales
Seating	$3,912.5	75.1%	$3,996.0	74.6%
E-Systems	1,295.9	24.9	1,358.4	25.4
Net sales	5,208.4	100.0	5,354.4	100.0
Cost of sales	4,886.9	93.8	4,861.6	90.8
Gross profit	321.5	6.2	492.8	9.2
Selling, general and administrative expenses	177.3	3.4	168.9	3.2
Amortization of intangible assets	15.7	0.3	16.5	0.3
Interest expense	24.9	0.5	22.3	0.4
Other expense, net	27.3	0.6	6.3	0.1
Provision for income taxes	20.4	0.4	58.9	1.1
Equity in net income of affiliates	(10.7)	(0.2)	(5.9)	(0.1)
Net income attributable to noncontrolling interests	17.2	0.3	22.1	0.4
Net income attributable to Lear	$49.4	0.9%	$203.7	3.8%

LEAR CORPORATION
Three Months Ended April 2, 2022 vs. Three Months Ended April 3, 2021
Net sales in the first quarter of 2022 were $5.2 billion, as compared to $5.4 billion in the first quarter of 2021, a decrease of $146 million or 3%. Lower production volumes on Lear platforms in Europe and Asia, largely due to production downtime as a result of industry-wide supply shortages and the Russia-Ukraine conflict in the first quarter of 2022, and foreign exchange rate fluctuations negatively impacted net sales by $437 million and $130 million, respectively. These decreases were partially offset by new business in North America, Asia and Europe and the impact of commodity recoveries, which increased net sales by $209 million and $134 million, respectively.

(in millions)	Cost of Sales
First quarter 2021	$4,861.6
Material cost	(18.4)
Labor and other	40.4
Depreciation	3.3
First quarter 2022	$4,886.9
Cost of sales was $4.9 billion in the first quarter of 2022 and the first quarter of 2021. Lower production volumes on Lear platforms in Europe and Asia and foreign exchange fluctuations reduced cost of sales. These decreases were partially offset by new business in North America, Asia and Europe and higher commodity costs, which increased cost of sales.
Gross profit and gross margin were $322 million and 6.2% of net sales, respectively, in the first quarter of 2022, as compared to $493 million and 9.2% of net sales, respectively, in the first quarter of 2021. Lower production volumes on Lear platforms, partially offset by new business, negatively impacted gross profit by $77 million. Favorable operating performance, including the benefit of restructuring actions, were more than offset by the impact of selling price reductions, increased commodity costs and higher restructuring costs. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $177 million in the first quarter of 2022, as compared to $169 million in the first quarter of 2021, primarily reflecting transaction costs of $10 million related to our acquisition of Kongsberg ICS. As a percentage of net sales, selling, general and administrative expenses were 3.4% in the first quarter of 2022, as compared to 3.2% in the first quarter of 2021.
Amortization of intangible assets was $16 million in the first quarter of 2022, as compared to $17 million in the first quarter of 2021.
Interest expense was $25 million in the first quarter of 2022, as compared to $22 million in the first quarter of 2021.
Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the disposal of fixed assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was $27 million in the first quarter of 2022, as compared to $6 million in the first quarter of 2021. In the first quarter of 2022, we recognized foreign exchange losses of $20 million, including $11 million related to foreign exchange rate volatility in Russia following the invasion of Ukraine.
In the first quarter of 2022, the provision for income taxes was $20 million, representing an effective tax rate of 26.7% on pretax income before equity in net income of affiliates of $76 million. In the first quarter of 2021, the provision for income taxes was $59 million, representing an effective tax rate of 21.1% on pretax income before equity in net income of affiliates of $279 million, for the reasons described below. For further information, see Note 14 "Income Taxes," to the condensed consolidated financial statements included in this Report.
In the first quarters of 2022 and 2021, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In the first quarters of 2022 and 2021, we recognized tax benefits of $12 million and $6 million, respectively, related to restructuring charges and various other items. Excluding these items, the effective tax rate for the first quarters of 2022 and 2021 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $11 million in the first quarter of 2022, as compared to $6 million in the first quarter of 2021, primarily reflecting the earnings of our Shenyang Jinbei Lear Automotive Seating joint venture established in the third quarter of 2021.
Net income attributable to Lear was $49 million, or $0.82 per diluted share, in the first quarter of 2022, as compared to $204 million, or $3.36 per diluted share, in the first quarter of 2021. Net income and diluted net income per share decreased for the reasons described above.

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
Seating
A summary of the financial measures for our Seating segment is shown below (dollar amounts in millions):

	Three Months Ended
	April 2, 2022	April 3, 2021
Net sales	$3,912.5	$3,996.0
Segment earnings (1)	200.1	292.0
Margin	5.1%	7.3%
(1) See definition above
Seating net sales were $3.9 billion in the first quarter of 2022, as compared to $4.0 billion in the first quarter of 2021, reflecting a decrease of $84 million or 2%. Lower production volumes on Lear platforms, largely due to production downtime as a result of industry-wide supply shortages and the Russia-Ukraine conflict in the first quarter of 2022, and foreign exchange rate fluctuations reduced net sales by $282 million and $86 million, respectively. Net sales benefited as a result of new business and commodity recoveries.
Segment earnings, including restructuring costs, and the related margin on net sales were $200 million and 5.1% in the first quarter of 2022, as compared to $292 million and 7.3% in the first quarter of 2021. Lower production volumes on Lear platforms reduced segment earnings by $56 million, largely due to production downtime as a result of industry-wide supply shortages in the first quarter of 2022. Favorable operating performance, including the benefit of operational restructuring actions, was more than offset by the impact of selling price reductions and increased commodity costs.
E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Three Months Ended
	April 2, 2022	April 3, 2021
Net sales	$1,295.9	$1,358.4
Segment earnings(1)	15.9	89.3
Margin	1.2%	6.6%
(1) See definition above
E-Systems net sales were $1.3 billion in the first quarter of 2022, as compared to $1.4 billion in the first quarter of 2021, reflecting a decrease of $63 million or 5%. Lower production volumes on Lear platforms, largely due to production downtime as a result of industry-wide supply shortages and the Russia-Ukraine conflict in the first quarter of 2022, and foreign exchange

LEAR CORPORATION
rate fluctuation reduced net sales by $135 million and $44 million, respectively. Net sales benefited as a result of commodity recoveries and new business.
Segment earnings, including restructuring costs, and the related margin on net sales were $16 million and 1.2% in the first quarter of 2022, as compared to $89 million and 6.6% in the first quarter of 2021. Lower production volumes on Lear platforms reduced segment earnings by $38 million, largely due to production downtime as a result of industry-wide supply shortages in the first quarter of 2022. Improved operation performance was more than offset by the impact of selling price reductions, increased commodity costs and higher restructuring costs.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three Months Ended
	April 2, 2022	April 3, 2021
Net sales	$—	$—
Segment earnings (1)	(87.5)	(73.9)
Margin	N/A	N/A
(1) See definition above
Segment earnings related to our other category were ($88) million in the first quarter of 2022, as compared to ($74) million in the first quarter of 2021, primarily reflecting transactions costs of $10 million related to our acquisition of Kongsberg ICS.
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
As of April 2, 2022 and December 31, 2021, cash and cash equivalents of $732 million and $661 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans and the payment of dividends, without creating additional income tax expense. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear.
For further information related to potential dividends from our non-U.S. subsidiaries, see Note 9, "Income Taxes," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Adequacy of Liquidity Sources
As of April 2, 2022, we had $1.2 billion of cash and cash equivalents on hand and $2.0 billion in available borrowing capacity under our revolving credit facility. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs for the foreseeable future and to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly cash dividends and repurchase shares of our common stock pursuant to our authorized common stock share repurchase program, although such actions are at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements, prevailing market conditions, alternative uses of capital and other factors that our Board of Directors may consider at its discretion.
Our future financial results and our ability to continue to meet our liquidity needs are subject to, and will be affected by, cash flows from operations, including the continuing effects of the COVID-19 pandemic, as well as restructuring activities, automotive industry conditions, the financial condition of our customers and suppliers, supply chain disruptions and other related factors. Additionally, an economic downturn or further reduction in production levels could negatively impact our financial condition.

LEAR CORPORATION
For further discussion of the risks and uncertainties affecting our cash flows from operations and our overall liquidity, see "— Executive Overview" above, "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented and updated by Part II — Item 1A, "Risk Factors," in this Report.
Cash Flows
A summary of net cash provided by operating activities is shown below (in millions):

	Three Months Ended
	April 2, 2022	April 3, 2021	Increase (Decrease) in Cash Flow
Consolidated net income and depreciation and amortization	$210	$367	$(157)
Net change in working capital items:
Accounts receivable	(219)	(227)	8
Inventory	(49)	(87)	38
Accounts payable	277	43	234
Accrued liabilities and other	29	169	(140)
Net change in working capital items	38	(102)	140
Other	(27)	(17)	(10)
Net cash provided by operating activities	$221	$248	$(27)

Net cash used in investing activities	$(303)	$(143)	$(160)

Net cash used in financing activities	$(71)	$(30)	$(41)
Operating Activities
In the first three months of 2022 and 2021, net cash provided by operating activities was $221 million and $248 million, respectively. The overall decrease in operating cash flows of $27 million is primarily due to lower earnings in 2022, offset by a decrease in working capital in the first three months of 2022, as compared to an increase in working capital in the first three months of 2021.
Investing Activities
Net cash used in investing activities was $303 million in the first three months of 2022, as compared to $143 million in the first three months of 2021. In the first three months of 2022, we paid $184 million for the acquisition of Kongsberg ICS. Capital spending was $130 million in the first three months of 2022, as compared to $113 million in the first three months of 2021. Capital spending is estimated to be approximately $650 million to $700 million in 2022.
Financing Activities
Net cash used in financing activities was $71 million in the first three months of 2022, as compared to $30 million in the first three months of 2021. In the first three months of 2022, we paid $47 million of dividends to Lear stockholders, as compared to $16 million in the first three months of 2021.
Capitalization
For information related to our senior notes and credit agreement, see Note 9, "Debt," to the condensed consolidated financial statements included in this Report and Note 7, "Debt," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
For information related to our common stock share repurchase program and dividends, see "— Executive Overview — Share Repurchase Program and Quarterly Cash Dividends" above, Note 16, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report and Note 12, "Capital Stock, Accumulated Other Comprehensive Loss and Equity," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

LEAR CORPORATION
Commodity Prices and Availability
Raw material, energy and commodity costs can be volatile, reflecting changes in supply and demand, logistics issues, global trade and tariff policies, and geopolitical issues. We have commodity price risk with respect to purchases of certain raw materials, including steel, copper, diesel fuel, chemicals, resins and leather. Our primary commodity cost exposures relate to steel, copper and leather. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, contractual recovery mechanisms and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. Further, the majority of the steel used in our products is comprised of fabricated components that are integrated into a seat system, such as seat frames, recliner mechanisms, seat tracks and other mechanical components. Therefore, our exposure to changes in steel prices is primarily indirect, through purchased components. Additionally, approximately 88% of our copper purchases and a significant portion of our leather and direct steel purchases are subject to price index agreements with our customers and suppliers. However, these strategies, together with commercial negotiations with our customers and suppliers, typically do not offset all of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity price environment. If these costs increase, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance," in our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented and updated by Part II — Item 1A, "Risk Factors," in this Report.
For further information related to the financial instruments described above, see Note 19, "Financial Instruments," to the condensed consolidated financial statements included in this Report.
OTHER MATTERS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of April 2, 2022, we have recorded reserves for pending legal disputes, including commercial disputes, and other legal matters of $21 million. In addition, as of April 2, 2022, we have recorded reserves for product liability claims and environmental matters of $42 million and $8 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2021. For a more complete description of our outstanding material legal proceedings, see Note 17, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.
Significant Accounting Policies and Critical Accounting Estimates
Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates," and Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first three months of 2022.
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

LEAR CORPORATION
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
•increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components and our ability to mitigate such costs and insufficient availability;
•disruptions in relationships with our suppliers;
•the financial condition of and adverse developments affecting our customers and suppliers;
•risks associated with conducting business in foreign countries, including the risk of war or other armed conflicts;
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
•decline in the production levels of our major customers, particularly with respect to models for which we are a significant supplier; and
•other risks described in Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented and updated by Part II — Item 1A, "Risk Factors," in this Report, and in our other Securities and Exchange Commission filings.
The forward-looking statements in this Report are made as of the date hereof, and we do not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date hereof.

LEAR CORPORATION
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
A summary of the notional amount and estimated aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

	April 2, 2022	December 31, 2021
Notional amount (contract maturities < 24 months)	$1,706	$1,523
Fair value	35	6
Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Chinese renminbi, the Brazilian real, the Japanese yen and the Honduran lempira.
A sensitivity analysis of our net transactional exposure is shown below (in millions):

		Potential Earnings Benefit (Adverse Earnings Impact)
	Hypothetical Strengthening % (1)	April 2, 2022	December 31, 2021
U.S. dollar	10%	$11	$7
Euro	10%	(11)	(7)
(1) Relative to all other currencies to which it is exposed for a twelve-month period
A sensitivity analysis related to the aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

		Estimated Change in Fair Value
	Hypothetical Change % (2)	April 2, 2022	December 31, 2021
U.S. dollar	10%	$54	$48
Euro	10%	49	49
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
(b)Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended April 2, 2022, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
In February 2022, the Company completed the acquisition of substantially all of Kongsberg Automotive's Interior Comfort Systems business unit ("Kongsberg ICS") and is currently integrating Kongsberg ICS into its operations, compliance programs and internal control processes. Kongsberg ICS constituted approximately 2% of the Company's total assets as of April 2, 2022, including goodwill and intangible assets recorded as part of the purchase price allocations, and approximately 1% of the Company's net sales in the three months ended April 2, 2022. SEC rules and regulations allow companies to exclude acquisitions from their assessment of the internal control over financial reporting during the first year following an acquisition while integrating the acquired company. The Company will exclude the acquired operations of Kongsberg ICS from its assessment of the Company's internal control over financial reporting as of December 31, 2022.
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial or contractual disputes, product liability claims and environmental and other matters. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2021. For a description of our outstanding material legal proceedings, see Note 17, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.
ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, except for the modification of the risk factor set forth below:
•Our industry is cyclical and a decline in the production levels of our major customers, particularly with respect to models for which we are a significant supplier, or the financial distress of one or more of our major customers could adversely affect our financial performance.
Our sales are driven by the number of vehicles produced by our automotive manufacturer customers, which is ultimately dependent on consumer demand for automotive vehicles, and our content per vehicle. The automotive industry is cyclical and sensitive to general economic conditions, including geopolitical issues, global credit markets, interest rates, inflation, consumer credit and consumer spending and preferences. Automotive sales and production can also be affected by the age of the vehicle fleet and related scrappage rates, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, tariffs and other non-tariff trade barriers, the availability and cost of credit, the costs and availability of critical components needed to complete the production of vehicles, logistics issues, restructuring actions of our customers and suppliers, facility closures and increased competition, as well as consumer preferences regarding vehicle size, configuration and features, including alternative fuel vehicles, changing consumer attitudes toward vehicle ownership and usage, such as ride sharing and on-demand transportation, and other factors.

LEAR CORPORATION
Due to the overall global economic conditions in 2020, largely as a result of the COVID-19 pandemic, the automotive industry experienced a decline in global customer sales and production volumes. Although industry production increased 3% in 2021 over 2020 and is expected to increase 5% in 2022 over 2021 (based on April 2022 IHS Markit projections), production remains well below recent historic levels and consumer demand. This is largely due to the continuing impact of the COVID-19 pandemic, particularly through supply shortages and, to a lesser extent, the resurgence of the virus in certain regions, as well as the Russia-Ukraine conflict. The automotive industry is suffering from supply chain delays and stoppages due to shipping delays resulting in increased freight costs and closed supplier facilities and distribution centers. The industry also is facing workforce and staffing shortages, as well as scarcity and increases in prices of raw materials. As a result, we have experienced and may continue to experience reductions in orders from our customers in certain regions. An economic downturn or other adverse industry conditions that result in a decline in the production levels of our major customers, particularly with respect to models for which we are a significant supplier, or the financial distress of one or more of our major customers could reduce our sales or otherwise adversely affect our financial condition, operating results and cash flows. Further, our ability to reduce the risks inherent in certain concentrations of business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall. We may not be successful in such diversification.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As discussed in Part I — Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Share Repurchase Program and Quarterly Cash Dividends," and Note 16, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report, we have a remaining repurchase authorization of $1,329.7 million under our ongoing common stock share repurchase program. A summary of the shares of our common stock repurchased during the quarter ended April 2, 2022, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
January 1, 2022 through January 29, 2022	—	$—	—	$1,329.7
January 30, 2022 through February 26, 2022	—	$—	—	1,329.7
February 27, 2022 through April 2, 2022	—	$—	—	1,329.7
Total	—	$—	—	$1,329.7

LEAR CORPORATION
ITEM 6 — EXHIBITS
Exhibit Index

	Exhibit Number	Exhibit Name
*	31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
*	31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
*	32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	101.INS	XBRL Instance Document
***	101.SCH	XBRL Taxonomy Extension Schema Document.
***	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
***	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
***	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
***	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
**	104	Cover Page Interactive Data File

*	Filed herewith.
**	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
***	Submitted electronically with the Report.

LEAR CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated:	May 3, 2022	By:	/s/ Raymond E. Scott
Raymond E. Scott
President and Chief Executive Officer

		By:	/s/ Jason M. Cardew
Jason M. Cardew
Senior Vice President and Chief Financial Officer