Form 10-Q
period 2022-07-02
LEAR CORP
filed 2022-08-02
CIK 842162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2022.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2022, the number of shares outstanding of the registrant's common stock was 59,372,976 shares.

LEAR CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JULY 2, 2022
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

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	July 2, 2022(1)	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$828.0	$1,318.3
Accounts receivable	3,369.7	3,041.5
Inventories	1,612.8	1,571.9
Other	874.9	833.5
Total current assets	6,685.4	6,765.2
LONG-TERM ASSETS:
Property, plant and equipment, net	2,778.7	2,720.1
Goodwill	1,651.9	1,657.9
Other	2,229.4	2,209.2
Total long-term assets	6,660.0	6,587.2
Total assets	$13,345.4	$13,352.4

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and drafts	$3,110.7	$2,952.4
Accrued liabilities	1,916.2	1,806.7
Current portion of long-term debt	0.7	0.8
Total current liabilities	5,027.6	4,759.9
LONG-TERM LIABILITIES:
Long-term debt	2,595.2	2,595.2
Other	1,174.7	1,188.9
Total long-term liabilities	3,769.9	3,784.1
EQUITY:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 64,571,405 shares issued as of July 2, 2022 and December 31, 2021	0.6	0.6
Additional paid-in capital	1,008.0	1,019.4
Common stock held in treasury, 5,163,195 and 4,945,847 shares as of July 2, 2022 and December 31, 2021, respectively, at cost	(710.9)	(679.2)
Retained earnings	5,097.1	5,072.8
Accumulated other comprehensive loss	(954.2)	(770.2)
Lear Corporation stockholders' equity	4,440.6	4,643.4
Noncontrolling interests	107.3	165.0
Equity	4,547.9	4,808.4
Total liabilities and equity	$13,345.4	$13,352.4
 (1)     Unaudited
The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions, except share and per share data)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales	$5,071.0	$4,760.7	$10,279.4	$10,115.1

Cost of sales	4,731.1	4,359.3	9,618.0	9,220.9
Selling, general and administrative expenses	171.2	170.8	348.5	339.7
Amortization of intangible assets	24.6	25.1	40.3	41.6
Interest expense	24.9	22.3	49.8	44.6
Other (income) expense, net	14.4	(46.1)	41.7	(39.8)
Consolidated income before provision for income taxes and equity in net income of affiliates	104.8	229.3	181.1	508.1
Provision for income taxes	23.5	39.3	43.9	98.2
Equity in net income of affiliates	(4.3)	(4.9)	(15.0)	(10.8)
Consolidated net income	85.6	194.9	152.2	420.7
Less: Net income attributable to noncontrolling interests	17.1	19.7	34.3	41.8
Net income attributable to Lear	$68.5	$175.2	$117.9	$378.9

Basic net income per share attributable to Lear (Note 15)	$1.14	$2.91	$1.97	$6.28

Diluted net income per share attributable to Lear (Note 15)	$1.14	$2.89	$1.96	$6.25

Cash dividends declared per share	$0.77	$0.25	$1.54	$0.50

Average common shares outstanding	59,899,061	60,292,000	59,915,636	60,302,398

Average diluted shares outstanding	60,095,641	60,611,505	60,153,625	60,585,907

Consolidated comprehensive income (loss) (Condensed Consolidated Statements of Equity)	$(112.8)	$259.4	$(38.8)	$398.8
Less: Comprehensive income attributable to noncontrolling interests	10.3	21.6	27.3	42.6
Comprehensive income (loss) attributable to Lear	$(123.1)	$237.8	$(66.1)	$356.2
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended July 2, 2022
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at April 2, 2022	$0.6	$1,000.4	$(663.8)	$5,075.4	$(762.6)	$4,650.0
Comprehensive income (loss):
Net income	—	—	—	68.5	—	68.5
Other comprehensive loss	—	—	—	—	(191.6)	(191.6)
Total comprehensive income (loss)	—	—	—	68.5	(191.6)	(123.1)
Stock-based compensation	—	11.4	—	—	—	11.4
Net issuance of 22,160 shares held in treasury in settlement of stock-based compensation	—	(3.8)	3.1	(0.2)	—	(0.9)
Repurchase of 380,220 shares of common stock at average price of $131.92 per share	—	—	(50.2)	—	—	(50.2)
Dividends declared to Lear Corporation stockholders	—	—	—	(46.6)	—	(46.6)
Dividends declared to noncontrolling interest holders	—	—	—	—	—	—
Balance at July 2, 2022	$0.6	$1,008.0	$(710.9)	$5,097.1	$(954.2)	$4,440.6

	Six Months Ended July 2, 2022
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at January 1, 2022	$0.6	$1,019.4	$(679.2)	$5,072.8	$(770.2)	$4,643.4
Comprehensive income (loss):
Net income	—	—	—	117.9	—	117.9
Other comprehensive loss	—	—	—	—	(184.0)	(184.0)
Total comprehensive income (loss)	—	—	—	117.9	(184.0)	(66.1)
Stock-based compensation	—	25.3	—	—	—	25.3
Net issuance of 162,872 shares held in treasury in settlement of stock-based compensation	—	(36.7)	18.5	(0.2)	—	(18.4)
Repurchase of 380,220 shares of common stock at average price of $131.92 per share	—	—	(50.2)	—	—	(50.2)
Dividends declared to Lear Corporation stockholders	—	—	—	(93.4)	—	(93.4)
Dividends declared to noncontrolling interest holders	—	—	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—
Balance at July 2, 2022	$0.6	$1,008.0	$(710.9)	$5,097.1	$(954.2)	$4,440.6
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended July 2, 2022
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity
Balance at April 2, 2022	$4,650.0	$175.9	$4,825.9
Comprehensive income (loss):
Net income	68.5	17.1	85.6
Other comprehensive loss	(191.6)	(6.8)	(198.4)
Total comprehensive income (loss)	(123.1)	10.3	(112.8)
Stock-based compensation	11.4	—	11.4
Net issuance of 22,160 shares held in treasury in settlement of stock-based compensation	(0.9)	—	(0.9)
Repurchase of 380,220 shares of common stock at average price of $131.92 per share	(50.2)	—	(50.2)
Dividends declared to Lear Corporation stockholders	(46.6)	—	(46.6)
Dividends declared to noncontrolling interest holders	—	(78.9)	(78.9)
Balance at July 2, 2022	$4,440.6	$107.3	$4,547.9

	Six Months Ended July 2, 2022
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity
Balance at January 1, 2022	$4,643.4	$165.0	$4,808.4
Comprehensive income (loss):
Net income	117.9	34.3	152.2
Other comprehensive loss	(184.0)	(7.0)	(191.0)
Total comprehensive income (loss)	(66.1)	27.3	(38.8)
Stock-based compensation	25.3	—	25.3
Net issuance of 162,872 shares held in treasury in settlement of stock-based compensation	(18.4)	—	(18.4)
Repurchase of 380,220 shares of common stock at average price of $131.92 per share	(50.2)	—	(50.2)
Dividends declared to Lear Corporation stockholders	(93.4)	—	(93.4)
Dividends declared to noncontrolling interest holders	—	(85.6)	(85.6)
Change in noncontrolling interests	—	0.6	0.6
Balance at July 2, 2022	$4,440.6	$107.3	$4,547.9

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

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended
	July 2, 2022	July 3, 2021
Cash Flows from Operating Activities:
Consolidated net income	$152.2	$420.7
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	295.0	291.0
Net change in recoverable customer engineering, development and tooling	(74.3)	(79.8)
Net change in working capital items (see below)	(178.4)	(136.4)
Other, net	37.6	12.1
Net cash provided by operating activities	232.1	507.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(302.5)	(252.9)
Acquisition of Kongsberg ICS, net of cash acquired	(184.2)	—
Other, net	1.8	(30.3)
Net cash used in investing activities	(484.9)	(283.2)
Cash Flows from Financing Activities:
Term loan repayments	—	(9.4)
Repurchase of common stock	(50.2)	(29.2)
Dividends paid to Lear Corporation stockholders	(93.5)	(30.8)
Dividends paid to noncontrolling interests	(52.5)	(52.8)
Other, net	(25.3)	(10.1)
Net cash used in financing activities	(221.5)	(132.3)
Effect of foreign currency translation	(16.1)	(1.9)
Net Change in Cash, Cash Equivalents and Restricted Cash	(490.4)	90.2
Cash, Cash Equivalents and Restricted Cash as of Beginning of Period	1,321.3	1,314.5
Cash, Cash Equivalents and Restricted Cash as of End of Period	$830.9	$1,404.7

Changes in Working Capital Items:
Accounts receivable	$(469.2)	$283.7
Inventories	(75.7)	(199.6)
Accounts payable	289.2	(232.6)
Accrued liabilities and other	77.3	12.1
Net change in working capital items	$(178.4)	$(136.4)

Supplementary Disclosure:
Cash paid for interest	$39.6	$45.3
Cash paid for income taxes, net of refunds received	$111.6	$82.5
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
(2) Current Operating Environment
Due to the overall global economic conditions in 2020, largely as a result of the COVID-19 pandemic, the automotive industry experienced a decline in global customer sales and production volumes. Production disruptions continued in 2021 and are continuing in 2022, again largely due to the ongoing impact of the COVID-19 pandemic, particularly through supply shortages and, to a lesser extent, the resurgence of the virus in China with corresponding 'stay at home' government orders, as well as the Russia-Ukraine conflict. The most significant supply shortage relates to semiconductor chips, which is impacting global vehicle production and resulting in reductions and cancellations of planned production. In addition, the Company is experiencing increased costs related to labor inefficiencies and shortages, which are likely to continue for a period of time. Increases in certain commodity costs, as well as transportation, logistics and utility costs, are also impacting, and will continue to impact, the Company's operating results for the foreseeable future. Further resurgences of the COVID-19 virus or its variants in other regions, including corresponding "stay at home" or similar government orders impacting industry production, could also impact the Company's financial results.
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
The accompanying condensed consolidated financial statements reflect estimates and assumptions made by management as of July 2, 2022, and for the six months then ended. Such estimates and assumptions affect, among other things, the Company's goodwill; long-lived asset and indefinite-lived intangible asset valuations; inventory valuations; valuations of deferred income taxes and income tax contingencies; and credit losses related to the Company's financial instruments. Events and circumstances arising after July 2, 2022, including those resulting from the impact of the COVID-19 pandemic, will be reflected in management's estimates and assumptions in future periods.
(3) Acquisition of Kongsberg ICS
On February 28, 2022, the Company completed the acquisition of substantially all of Kongsberg Automotive's Interior Comfort Systems business unit ("Kongsberg ICS"). Kongsberg ICS specializes in comfort seating solutions, including massage, lumbar, seat heat and ventilation, with annual sales of approximately $300 million, of which approximately 20% are intercompany.
The acquisition of Kongsberg ICS was accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying condensed consolidated balance sheet as of July 2, 2022. The operating results and cash flows of Kongsberg ICS are included in the condensed consolidated financial statements from the date of acquisition in the Company's Seating segment.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The preliminary purchase price and related allocation are shown below (in millions):

	April 2, 2022	Adjustments	July 2, 2022
Preliminary purchase price, net of acquired cash (1)	$184.2	$3.6	$187.8

Property, plant and equipment	121.8	—	121.8
Other assets purchased and liabilities assumed, net	28.0	(0.5)	27.5
Goodwill	23.3	4.1	27.4
Intangible assets	11.1	—	11.1
Preliminary purchase price allocation	$184.2	$3.6	$187.8
(1) Preliminary purchase price reflects cash paid of $184.2 million plus amounts due to seller of $3.6 million
Goodwill recognized in this transaction is primarily attributable to the assembled workforce and expected synergies related to future growth.
Intangible assets consist of amounts recognized for the fair value of developed technology based on an independent appraisal. It is currently estimated that the developed technology will have a weighted average useful life of approximately seventeen years.
The purchase price and related allocation are preliminary and may be revised as a result of further adjustments made to the purchase price, additional information obtained regarding liabilities assumed, including, but not limited to, certain tax attributes and contingent liabilities, and revisions of provisional estimates of fair values resulting from the completion of independent appraisals and valuations of property, plant and equipment and intangible assets.
The Company incurred transaction costs of $9.3 million in the six months ended July 2, 2022, which have been expensed as incurred and are recorded in selling, general and administrative expenses.
The pro-forma effects of this acquisition do not materially impact the Company's reported results for any period presented.
For further information related to acquired assets measured at fair value, see Note 19, "Financial Instruments."
(4) Restructuring
Restructuring costs include employee termination benefits, asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. Employee termination benefits are recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Other incremental costs principally include equipment and personnel relocation costs. In addition to restructuring costs, the Company incurs incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs are recognized in the Company's condensed consolidated financial statements in accordance with GAAP. Generally, charges are recorded when restructuring actions are approved, communicated and/or implemented.
In the first six months of 2022, the Company recorded charges of $71.7 million in connection with its restructuring actions. These charges consist of $54.4 million recorded as cost of sales and $17.3 million recorded as selling, general and administrative expenses. The restructuring charges consist of employee termination costs of $57.4 million, asset impairment charges of $7.5 million and contract termination costs of $1.9 million, as well as other related costs of $4.9 million. Employee termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Asset impairment charges relate to the disposal of buildings, leasehold improvements and/or machinery and equipment with carrying values of $1.1 million in excess of related estimated fair values and the impairment of right-of-use assets of $6.4 million.
The Company expects to incur approximately $43 million of additional restructuring costs related to activities initiated as of July 2, 2022, and expects that the components of such costs will be consistent with its historical experience. Any future restructuring actions will depend upon market conditions, customer actions and other factors.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of 2022 activity is shown below (in millions):

	Accrual at January 1, 2022	2022	Utilization		Accrual at July 2, 2022
		Charges	Cash	Non-cash
Employee termination benefits	$126.1	$57.4	$(40.5)	$(1.0)	$142.0
Asset impairment charges	—	7.5	—	(7.5)	—
Contract termination costs	3.3	1.9	(0.7)	—	4.5
Other related costs	—	4.9	(4.9)	—	—
Total	$129.4	$71.7	$(46.1)	$(8.5)	$146.5
(5) Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.
A summary of inventories is shown below (in millions):

	July 2, 2022	December 31, 2021
Raw materials	$1,260.3	$1,171.0
Work-in-process	125.5	119.9
Finished goods	390.7	453.4
Reserves	(163.7)	(172.4)
Inventories	$1,612.8	$1,571.9
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
During the first six months of 2022 and 2021, the Company capitalized $133.9 million and $140.1 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During the first six months of 2022 and 2021, the Company also capitalized $104.5 million and $77.2 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets.
During the first six months of 2022 and 2021, the Company collected $167.5 million and $147.7 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer E&D and tooling costs related to long-term supply agreements included in the accompanying condensed consolidated balance sheets is shown below (in millions):

	July 2, 2022	December 31, 2021
Current	$243.2	$207.4
Long-term	165.2	143.5
Recoverable customer E&D and tooling	$408.4	$350.9

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
A summary of property, plant and equipment is shown below (in millions):

	July 2, 2022	December 31, 2021
Land	$103.3	$108.7
Buildings and improvements	834.9	850.3
Machinery and equipment	4,623.8	4,497.7
Construction in progress	383.3	345.6
Total property, plant and equipment	5,945.3	5,802.3
Less – accumulated depreciation	(3,166.6)	(3,082.2)
Property, plant and equipment, net	$2,778.7	$2,720.1
Depreciation expense was $127.0 million and $125.1 million in the three months ended July 2, 2022 and July 3, 2021, respectively, and $254.7 million and $249.4 million in the six months ended July 2, 2022 and July 3, 2021, respectively.
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
In the first half of 2022 and 2021, the Company recognized fixed asset impairment charges of $1.1 million and $0.4 million, respectively, in conjunction with its restructuring actions (Note 4, "Restructuring"). In the first half of 2022 and 2021, the Company recognized additional asset impairment charges of $1.1 million and $2.0 million, respectively.
Definite-Lived Intangible Assets
In the three and six months ended July 3, 2021, the Company recognized an impairment charge of $8.5 million related to an intangible asset of its E-Systems segment resulting from a change in the intended use of such asset. The impairment charge is included in amortization of intangible assets in the accompanying condensed consolidated statements of comprehensive income (loss) for the three and six months ended July 3, 2021.
(8) Goodwill and Indefinite-Lived Intangible Assets
A summary of the changes in the carrying amount of goodwill, by operating segment, in the six months ended July 2, 2022, is shown below (in millions):

	Seating	E-Systems	Total
Balance at January 1, 2022	$1,249.3	$408.6	$1,657.9
Acquisition of Kongsberg ICS	27.4	—	27.4
Foreign currency translation and other	(27.5)	(5.9)	(33.4)
Balance at July 2, 2022	$1,249.2	$402.7	$1,651.9
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
There was no impairment of goodwill in the first six months of 2022 and 2021. The Company will, however, continue to assess the impact of significant industry and other events on its recorded goodwill.
For further information related to the acquisition, see Note 3, "Acquisition of Kongsberg ICS."
Indefinite-Lived Intangible Assets
In the three and six months ended July 2, 2022, the Company recognized an impairment charge of $8.9 million related to an intangible asset of its E-Systems segment resulting from a change in the intended use of such asset. The impairment charge is included in amortization of intangible assets in the accompanying condensed consolidated statements of comprehensive income (loss) for the three and six months ended July 2, 2022.
(9) Debt
Short-Term Borrowings
The Company utilizes uncommitted lines of credit as needed for its short-term working capital fluctuations. As of July 2, 2022 and December 31, 2021, the Company had lines of credit from banks totaling $247.9 million and $96.2 million, respectively. As of July 2, 2022 and December 31, 2021, there were no short-term debt balances outstanding related to draws on the lines of credit.
Long-Term Debt
A summary of long-term debt, net of unamortized debt issuance costs and unamortized original issue premium (discount), and the related weighted average interest rates is shown below (in millions):

	July 2, 2022
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
3.8% Senior Notes due 2027 (the "2027 Notes")	$550.0	$(2.3)	$(2.0)	$545.7	3.885%
4.25% Senior Notes due 2029 (the "2029 Notes")	375.0	(2.1)	(0.8)	372.1	4.288%
3.5% Senior Notes due 2030 (the "2030 Notes")	350.0	(2.2)	(0.6)	347.2	3.525%
2.6% Senior Notes due 2032 (the "2032 Notes")	350.0	(3.0)	(0.8)	346.2	2.624%
5.25% Senior Notes due 2049 (the "2049 Notes")	625.0	(5.9)	13.3	632.4	5.103%
3.55% Senior Notes due 2052 (the "2052 Notes")	350.0	(3.9)	(0.6)	345.5	3.558%
Other	6.8	—	—	6.8	N/A
	$2,606.8	$(19.4)	$8.5	$2,595.9
Less — Current portion				(0.7)
Long-term debt				$2,595.2

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
(1) Commencing July 15, 2022
Covenants
Subject to certain exceptions, the indentures governing the Notes contain certain restrictive covenants that, among other things, limit the ability of the Company to: (i) create or permit certain liens and (ii) consolidate, merge or sell all or substantially all of the Company's assets. The indentures governing the Notes also provide for customary events of default.
As of July 2, 2022, the Company was in compliance with all covenants under the indentures governing the Notes.
Credit Agreement
The Company's amended and restated unsecured credit agreement ("Credit Agreement") consists of a $2.0 billion revolving credit facility (the "Revolving Credit Facility"), which expires on October 28, 2026, and a $250 million term loan facility, which was repaid in full in 2021.
In the first six months of 2022, aggregate borrowing and repayments under the Revolving Credit Facility were $65.0 million. As of July 2, 2022 and December 31, 2021, there were no borrowings outstanding under the Revolving Credit Facility.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Advances under the Revolving Credit Facility generally bear interest based on (i) the Eurocurrency Rate (as defined in the Credit Agreement) or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin, determined in accordance with a pricing grid. As of July 2, 2022, the ranges and rates are as follows (in percentages):

	Eurocurrency Rate			Base Rate
			Rate as of			Rate as of
	Minimum	Maximum	July 2, 2022	Minimum	Maximum	July 2, 2022
Revolving Credit Facility	0.925%	1.450%	1.125%	0.000%	0.450%	0.125%
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
As of July 2, 2022, the Company was in compliance with all covenants under the Credit Agreement.
Other Long-Term Debt
As of July 2, 2022 and December 31, 2021, other long-term debt, including the current portion, consists of amounts outstanding under an unsecured working capital loan and a finance lease agreement.
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
(10) Leases
The Company has operating leases for production, office and warehouse facilities, manufacturing and office equipment and vehicles. Operating lease assets and obligations included in the accompanying condensed consolidated balance sheets are shown below (in millions):

	July 2, 2022	December 31, 2021
Right-of-use assets under operating leases:
Other long-term assets	$656.4	$627.9
Lease obligations under operating leases:
Accrued liabilities	$130.3	$125.6
Other long-term liabilities	555.3	523.6
	$685.6	$649.2

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Maturities of lease obligations as of July 2, 2022, are shown below (in millions):

July 2, 2022
2022 (1)	$78.7
2023	137.2
2024	117.7
2025	99.8
2026	87.8
Thereafter	239.9
Total undiscounted cash flows	761.1
Less: Imputed interest	(75.5)
Lease obligations under operating leases	$685.6
(1) For the remaining six months
Cash flow information related to operating leases is shown below (in millions):

	Six Months Ended
	July 2, 2022	July 3, 2021
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$101.2	$94.3
Operating cash flows:
Cash paid related to operating lease obligations	$81.2	$81.1
In addition to the right-of-use assets obtained in exchange for operating lease obligations shown above, in the six months ended July 2, 2022, the Company acquired $34.1 million of right-of-use assets and related lease liabilities in connection with its acquisition of Kongsberg ICS. See Note 3, "Acquisition of Kongsberg ICS."
Lease expense included in the accompanying condensed consolidated statements of comprehensive income (loss) is shown below (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Operating lease expense	$40.9	$39.9	$82.3	$78.9
Short-term lease expense	5.4	4.4	10.8	8.6
Variable lease expense	2.1	2.2	4.1	4.4
Total lease expense	$48.4	$46.5	$97.2	$91.9
In the three and six months ended July 2, 2022, the Company recognized an impairment charge of $6.4 million related to its right-of-use assets in conjunction with its restructuring actions (Note 4, "Restructuring").
The weighted average lease term and discount rate for operating leases are shown below:

July 2, 2022
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
Net Periodic Pension and Other Postretirement Benefit (Credit) Cost
The components of the Company's net periodic pension benefit (credit) cost are shown below (in millions):

	Three Months Ended				Six Months Ended
	July 2, 2022		July 3, 2021		July 2, 2022		July 3, 2021
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$1.1	$—	$1.4	$—	$2.1	$—	$2.7
Interest cost	3.8	2.9	3.6	2.7	7.7	5.8	7.2	5.3
Expected return on plan assets	(5.9)	(4.4)	(5.9)	(5.0)	(11.9)	(8.8)	(11.8)	(9.8)
Amortization of actuarial loss	0.5	1.0	0.9	1.6	1.0	2.1	1.9	3.1
Settlement loss	—	—	—	—	0.4	—	0.4	—
Net periodic benefit (credit) cost	$(1.6)	$0.6	$(1.4)	$0.7	$(2.8)	$1.2	$(2.3)	$1.3
The components of the Company's net periodic other postretirement benefit cost are shown below (in millions):

	Three Months Ended				Six Months Ended
	July 2, 2022		July 3, 2021		July 2, 2022		July 3, 2021
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Interest cost	$0.4	$0.2	$0.4	$0.2	$0.8	$0.4	$0.7	$0.4
Amortization of actuarial gain	(0.3)	—	(0.3)	—	(0.6)	—	(0.6)	—
Amortization of prior service credit	(0.1)	—	(0.1)	—	(0.1)	—	(0.1)	—
Net periodic benefit cost	$—	$0.2	$—	$0.2	$0.1	$0.4	$—	$0.4
Contributions
In the six months ended July 2, 2022, employer contributions to the Company's domestic and foreign defined benefit pension plans were $5.8 million. The Company expects contributions to its funded pension plans and benefit payments related to its unfunded pension plans to be $6 million to $10 million in 2022.
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
Revenue is recognized at a point in time when control of the product is transferred to the customer under standard commercial terms, as the Company does not have an enforceable right to payment prior to such transfer. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for those products based on the current purchase orders, annual price reductions and ongoing price adjustments. In the first six months of 2022 and 2021, revenue recognized related to prior years represented less than 2% of consolidated net sales. The Company's customers pay for products

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
received in accordance with payment terms that are customary within the industry. The Company's contracts with its customers do not have significant financing components.
The Company records a contract liability for advances received from its customers. As of July 2, 2022 and December 31, 2021, there were no significant contract liabilities recorded. Further, in the first six months of 2022 and 2021, there were no significant contract liabilities recognized in revenue.
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
A summary of the Company's revenue by reportable operating segment and geography is shown below (in millions):

	Three Months Ended
	July 2, 2022			July 3, 2021
	Seating	E-Systems	Total	Seating	E-Systems	Total
North America	$1,822.7	$370.8	$2,193.5	$1,572.7	$284.3	$1,857.0
Europe and Africa	1,264.1	480.6	1,744.7	1,226.0	501.0	1,727.0
Asia	631.0	285.0	916.0	664.7	332.5	997.2
South America	156.3	60.5	216.8	144.8	34.7	179.5
	$3,874.1	$1,196.9	$5,071.0	$3,608.2	$1,152.5	$4,760.7

	Six Months Ended
	July 2, 2022			July 3, 2021
	Seating	E-Systems	Total	Seating	E-Systems	Total
North America	$3,664.6	$726.7	$4,391.3	$3,241.3	$626.9	$3,868.2
Europe and Africa	2,533.6	1,002.3	3,535.9	2,700.7	1,103.3	3,804.0
Asia	1,293.6	652.5	1,946.1	1,381.4	701.3	2,082.7
South America	294.8	111.3	406.1	280.8	79.4	360.2
	$7,786.6	$2,492.8	$10,279.4	$7,604.2	$2,510.9	$10,115.1
(13) Other (Income) Expense, Net
Other (income) expense, net includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the disposal of fixed assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense.
A summary of other (income) expense, net is shown below (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Other expense	$17.1	$6.2	$47.1	$15.3
Other income	(2.7)	(52.3)	(5.4)	(55.1)
Other (income) expense, net	$14.4	$(46.1)	$41.7	$(39.8)
In the three and six months ended July 2, 2022, other expense includes net foreign currency transaction losses of $5.8 million and $25.7 million, respectively, including $2.3 million and $13.7 million, respectively, related to foreign exchange rate volatility following Russia's invasion of Ukraine.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
In the three and six months ended July 3, 2021, other income includes a gain of $47.0 million related to a favorable indirect tax ruling in Brazil. In the three and six months ended July 3, 2021, other expense includes net foreign currency transaction losses of $2.5 million and $6.7 million, respectively, and a loss of $1 million related to the impairment of an affiliate.
(14) Income Taxes
A summary of the provision for income taxes and the corresponding effective tax rate for the three and six months ended July 2, 2022 and July 3, 2021, is shown below (in millions, except effective tax rates):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Provision for income taxes	$23.5	$39.3	$43.9	$98.2
Pretax income before equity in net income of affiliates	$104.8	$229.3	$181.1	$508.1
Effective tax rate	22.4%	17.1%	24.2%	19.3%
The Company's provision for income taxes is impacted by the level and mix of earnings among tax jurisdictions. In addition, the Company recognized discrete tax benefits on the significant items shown below (in millions):

	Six Months Ended
	July 2, 2022	July 3, 2021
Restructuring charges and various other items	$18.8	$13.4
Valuation allowances on deferred tax assets	0.5	6.7
Release of tax reserves	4.7	6.5
Favorable indirect tax ruling in a foreign jurisdiction	—	(16.0)
Share-based compensation	1.4	—
	$25.4	$10.6
Excluding the items above, the effective tax rate for the first six months of 2022 and 2021 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
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
A summary of information used to compute basic and diluted net income per share attributable to Lear is shown below (in millions, except share and per share data):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income attributable to Lear	$68.5	$175.2	$117.9	$378.9

Average common shares outstanding	59,899,061	60,292,000	59,915,636	60,302,398
Dilutive effect of common stock equivalents	196,580	319,505	237,989	283,509
Average diluted shares outstanding	60,095,641	60,611,505	60,153,625	60,585,907

Basic net income per share attributable to Lear	$1.14	$2.91	$1.97	$6.28

Diluted net income per share attributable to Lear	$1.14	$2.89	$1.96	$6.25
(16) Comprehensive Income (Loss) and Equity
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as all changes in the Company's net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items recorded in equity are included in comprehensive income (loss).

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Accumulated Other Comprehensive Loss
A summary of changes, net of tax, in accumulated other comprehensive loss for the three and six months ended July 2, 2022, is shown below (in millions):

	Three Months Ended July 2, 2022	Six Months Ended July 2, 2022
Defined benefit plans:
Balance at beginning of period	$(198.5)	$(199.4)
Reclassification adjustments (net of tax expense of $0.2 million and $0.5 million in the three and six months ended July 2, 2022, respectively)	0.9	2.3
Other comprehensive income recognized during the period (net of tax impact of $— million in the three and six months ended July 2, 2022)	3.1	2.6
Balance at end of period	$(194.5)	$(194.5)
Derivative instruments and hedging:
Balance at beginning of period	$6.4	$(18.6)
Reclassification adjustments (net of tax benefit of $1.9 million and $3.3 million in the three and six months ended July 2, 2022, respectively)	(7.8)	(14.4)
Other comprehensive income (loss) recognized during the period (net of tax benefit (expense) of $1.7 million and ($6.2) million in the three and six months ended July 2, 2022, respectively)	(5.8)	25.8
Balance at end of period	$(7.2)	$(7.2)
Foreign currency translation:
Balance at beginning of period	$(570.5)	$(552.2)
Other comprehensive loss recognized during the period (net of tax expense of $4.0 million and $4.4 million in the three and six months ended July 2, 2022, respectively)	(182.0)	(200.3)
Balance at end of period	$(752.5)	$(752.5)

Total accumulated other comprehensive loss	$(954.2)	$(954.2)
In the three months ended July 2, 2022, foreign currency translation adjustments are primarily related to the weakening of the Euro, and to a lesser extent the Chinese renminbi and the Brazilian real, relative to the U.S. dollar. In the six months ended July 2, 2022, foreign currency translation adjustments are primarily related to the weakening of the Euro, and to a lesser extent the Chinese renminbi, relative to the U.S. dollar.
In the three and six months ended July 2, 2022, foreign currency translation adjustments include pretax losses of $1.0 million and $1.5 million, respectively, related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future, and derivative net investment hedge gains of $19.1 million and $19.4 million, respectively.

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
In the three and six months ended July 3, 2021, foreign currency translation adjustments include pretax losses of $0.5 million and $0.6 million, respectively, related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future, and derivative net investment hedge gains (losses) of ($2.6) million and $7.3 million, respectively.
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
The Company has a common stock share repurchase program (the "Repurchase Program") which permits the discretionary repurchase of its common stock. Since its inception in the first quarter of 2011, the Company's Board of Directors (the "Board") has authorized $6.1 billion in share repurchases under the Repurchase Program, and the Company has repurchased, in aggregate, $4.8 billion of its outstanding common stock, at an average price of $91.27 per share, excluding commissions and related fees. On May 19, 2022, the Board extended the term of the Repurchase Program to December 31, 2024.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Share repurchases in the first six months of 2022 and the remaining purchase authorization as of July 2, 2022, are shown below (in millions, except for share and per share amounts):

Six Months Ended				As of July 2, 2022
July 2, 2022
Aggregate Repurchases	Cash Paid for Repurchases	Number of Shares	Average Price per Share (1)	Remaining Purchase Authorization
$50.2	$50.2	380,220	$131.92	$1,279.5
(1) Excludes commissions
In addition to shares repurchased under the Repurchase Program described above, the Company classifies shares withheld from the settlement of the Company's restricted stock unit and performance share awards to cover tax withholding requirements as common stock held in treasury in the condensed consolidated balance sheets.
Quarterly Dividend
In the first six months of 2022 and 2021, the Board declared quarterly cash dividends of $0.77 and $0.25 per share of common stock, respectively.
Dividends declared and paid are shown below (in millions):

	Six Months Ended
	July 2, 2022	July 3, 2021
Dividends declared	$93.4	$30.6
Dividends paid	93.5	30.8
Dividends payable on common shares to be distributed under the Company's stock-based compensation program will be paid when such common shares are distributed.
(17) Legal and Other Contingencies
As of July 2, 2022 and December 31, 2021, the Company had recorded reserves for pending legal disputes, including commercial disputes, and other legal matters of $16.6 million and $19.5 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product liability and warranty reserves are recorded separately from legal reserves, as described below.
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
To a lesser extent, the Company is a party to agreements with certain of its customers, whereby these customers may pursue claims against the Company for contribution of all or a portion of the amounts sought in connection with recalls and warranty claims.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
In certain instances, allegedly defective products may be supplied by Tier 2 suppliers. The Company may seek recovery from its suppliers of materials or services included within the Company's products that are associated with product liability claims, recalls and warranty claims. The Company carries insurance for certain legal matters, including product liability claims, but such coverage may be limited. The Company does not maintain insurance for product warranty or recall matters.
The Company records product warranty reserves when liability is probable and related amounts are reasonably estimable.
A summary of the changes in reserves for product liability and warranty claims for the six months ended July 2, 2022, is shown below (in millions):

Balance at January 1, 2022	$46.0
Expense, net (including changes in estimates)	5.7
Settlements	(12.3)
Foreign currency translation and other	(2.0)
Balance at July 2, 2022	$37.4
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
As of July 2, 2022 and December 31, 2021, the Company had recorded environmental reserves of $8.2 million and $8.0 million, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
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
(18) Segment Reporting
The Company is organized under two reportable operating segments: Seating, which consists of the design, development, engineering and manufacture of complete seat systems, seat subsystems and key seat components, and E-Systems, which consists of the design, development, engineering and manufacture of complete electrical distribution and connection systems and electronic systems. Key components in the Company's complete seat system and subsystem solutions are advanced comfort, wellness and safety offerings, as well as configurable seating product technologies. All of these products are compatible with traditional internal combustion engine ("ICE") architectures and the full range of hybrid, plug-in hybrid and battery electric architectures (collectively, "electrified powertrains"). Key seat component product offerings include seat trim covers, surface materials such as leather and fabric, seat mechanisms, seat foam and headrests, as well as advanced comfort offerings of massage, lumbar, seat heat and ventilation. Key components in the Company's electrical distribution and connection systems portfolio include wire harnesses, terminals and connectors, and engineered components for both ICE architectures and electrified powertrains that require management of higher voltage and power. Key components in the Company's electronic systems portfolio include body domain and zone control modules and products specific to electrification and connectivity. Electrification products include integrated power modules and battery disconnect units, as well as on-board

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
battery chargers, power conversion modules, high voltage battery management systems and high voltage power distribution boxes. Connectivity products include telematics control units ("TCU") and gateway modules to manage both wired and wireless networks and data in vehicles. In addition to electronic modules, the Company offers software that includes cybersecurity and full capabilities in both dedicated short-range communication and cellular protocols for vehicle connectivity. The Company's software offerings include embedded control software and cloud and mobile device-based software and services. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment. Corporate and regional headquarters costs include various support functions, such as information technology, advanced research and development, corporate finance, legal, executive administration and human resources.
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
A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended July 2, 2022
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$3,874.1	$1,196.9	$—	$5,071.0
Segment earnings (1)	213.9	2.0	(71.8)	144.1
Depreciation and amortization	93.5	53.4	4.7	151.6
Capital expenditures	105.8	60.0	6.4	172.2
Total assets	7,987.2	3,530.9	1,827.3	13,345.4

	Three Months Ended July 3, 2021
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$3,608.2	$1,152.5	$—	$4,760.7
Segment earnings (1)	252.2	26.6	(73.3)	205.5
Depreciation and amortization	90.1	56.3	3.8	150.2
Capital expenditures	83.5	51.8	4.7	140.0
Total assets	7,528.6	3,466.6	2,268.5	13,263.7

	Six Months Ended July 2, 2022
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$7,786.6	$2,492.8	$—	$10,279.4
Segment earnings (1)	414.0	17.9	(159.3)	272.6
Depreciation and amortization	186.3	99.6	9.1	295.0
Capital expenditures	182.9	106.1	13.5	302.5

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Six Months Ended July 3, 2021
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$7,604.2	$2,510.9	$—	$10,115.1
Segment earnings (1)	544.2	115.9	(147.2)	512.9
Depreciation and amortization	180.5	102.9	7.6	291.0
Capital expenditures	146.5	95.0	11.4	252.9
(1) See definition above
For the three months ended July 2, 2022, segment earnings include restructuring charges of $18.2 million, $18.6 million and $5.0 million in the Seating and E-Systems segments and in the other category, respectively. For the six months ended July 2, 2022, segment earnings include restructuring charges of $34.8 million, $31.9 million and $5.0 million in the Seating and E-Systems segments and in the other category, respectively. The Company expects to incur approximately $27 million and $16 million of additional restructuring costs in the Seating and E-Systems segments, respectively, related to activities initiated as of July 2, 2022, and expects that the components of such costs will be consistent with its historical experience.
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
For further information, see Note 4, "Restructuring."
A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Segment earnings	$144.1	$205.5	$272.6	$512.9
Interest expense	24.9	22.3	49.8	44.6
Other (income) expense, net	14.4	(46.1)	41.7	(39.8)
Consolidated income before provision for income taxes and equity in net income of affiliates	$104.8	$229.3	$181.1	$508.1
(19) Financial Instruments
Debt Instruments
The carrying values of the Notes vary from their fair values. The fair values of the Notes were determined by reference to the quoted market prices of these securities (Level 2 input based on the GAAP fair value hierarchy). The estimated fair value, as well as the carrying value, of the Company's debt instruments are shown below (in millions):

	July 2, 2022	December 31, 2021
Estimated aggregate fair value (1)	$2,233.2	$2,868.6
Aggregate carrying value (1) (2)	2,600.0	2,600.0
(1) Excludes "other" debt
(2) Excludes the impact of unamortized debt issuance costs and unamortized original issue premium (discount)

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Cash, Cash Equivalents and Restricted Cash
The Company has cash on deposit that is legally restricted as to use or withdrawal. A reconciliation of cash, cash equivalents and restricted cash included in the accompanying condensed consolidated balance sheets and the accompanying condensed consolidated statements of cash flows is shown below (in millions):

	July 2, 2022	July 3, 2021
Balance sheet:
Cash and cash equivalents	$828.0	$1,401.7
Restricted cash included in other current assets	—	1.4
Restricted cash included in other long-term assets	2.9	1.6
Statement of cash flows:
Cash, cash equivalents and restricted cash	$830.9	$1,404.7
Accounts Receivable
The Company's allowance for credit losses on financial assets measured at amortized cost, primarily accounts receivable, reflects management's estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. The Company also considers geographic and segment specific risk factors in the development of expected credit losses. As of July 2, 2022 and December 31, 2021, accounts receivable are reflected net of reserves of $31.7 million and $35.5 million, respectively. Changes in expected credit losses were not significant in the first six months of 2022.
Marketable Equity Securities
Marketable equity securities, which the Company accounts for under the fair value option, are included in the accompanying condensed consolidated balance sheets as shown below (in millions):

	July 2, 2022	December 31, 2021
Current assets	$3.3	$3.5
Other long-term assets	48.6	58.8
	$51.9	$62.3
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
Equity Securities Without Readily Determinable Fair Values
As of July 2, 2022 and December 31, 2021, investments in equity securities without readily determinable fair values of $18.2 million and $15.4 million, respectively, are included in other long-term assets in the accompanying condensed consolidated balance sheets. Such investments are valued at cost, less cumulative impairments of $10.0 million. During the three and six months ended July 3, 2021, the Company recognized an impairment charge of $1.0 million related to an investment in equity securities without a readily determinable fair value.

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
For a fair value hedge, the change in the fair value of the derivative is recorded in earnings and reflected in the condensed consolidated statements of comprehensive income (loss) on the same line as the gain or loss on the hedged item attributable to the hedged risk. For a cash flow hedge, the change in the fair value of the derivative is recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets. When the underlying hedged transaction is realized, the gain or loss included in accumulated other comprehensive loss is recorded in earnings and reflected in the condensed consolidated statements of comprehensive income (loss) on the same line as the gain or loss on the hedged item attributable to the hedged risk. For a net investment hedge, the change in the fair value of the derivative is recorded in cumulative translation adjustment, which is a component of accumulated other comprehensive loss in the condensed consolidated balance sheets. When the related currency translation adjustment is required to be reclassified, usually upon the sale or liquidation of the investment, the gain or loss included in accumulated other comprehensive loss is recorded in earnings and reflected in other (income) expense, net in the condensed consolidated statements of comprehensive income (loss). Changes in the fair value of contracts not designated as hedge instruments are recorded in earnings and reflected in other (income) expense, net in the condensed consolidated statements of comprehensive income (loss). Cash flows attributable to derivatives used to manage foreign currency risks are classified on the same line as the hedged item attributable to the hedged risk in the condensed consolidated statements of cash flows. Upon settlement, cash flows attributable to derivatives designated as net investment hedges are classified as investing activities in the condensed consolidated statements of cash flows. Cash flows attributable to forward starting interest rate swaps are classified as financing activities in the condensed consolidated statements of cash flows.
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
Foreign Exchange
The Company uses forwards, swaps and other derivative contracts to reduce the effects of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce exposure to fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, various European currencies, the Chinese renminbi, the Philippine peso and the Japanese yen.
Foreign currency derivative contracts not designated as hedging instruments consist principally of hedges of cash transactions, intercompany loans and certain other balance sheet exposures.
Net Investment Hedges
The Company uses cross-currency interest rate swaps, which are designated as net investment hedges of the foreign currency rate exposure of its investment in certain Euro-denominated subsidiaries. In the six months ended July 2, 2022 and July 3, 2021, contra interest expense on net investment hedges of $3.0 million and $3.2 million, respectively, is included in interest expense in the accompanying condensed consolidated statements of comprehensive income (loss).

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Balance Sheet Classification
The notional amount, estimated aggregate fair value and related balance sheet classification of the Company's foreign currency and net investment hedge contracts are shown below (in millions, except for maturities):

	July 2, 2022	December 31, 2021
Fair value of foreign currency contracts designated as cash flow hedges:
Other current assets	$27.4	$19.4
Other long-term assets	4.6	0.1
Other current liabilities	(10.5)	(10.1)
Other long-term liabilities	(1.7)	(2.8)
	19.8	6.6
Notional amount	$1,117.2	$1,077.6
Outstanding maturities in months, not to exceed	24	23
Fair value of derivatives designated as net investment hedges:
Other long-term assets	$14.6	$—
Other current liabilities	—	(3.2)
Other long-term liabilities	—	(1.6)
	14.6	(4.8)
Notional amount	$300.0	$300.0
Outstanding maturities in months, not to exceed	45	33
Fair value of foreign currency contracts not designated as hedging instruments:
Other current assets	$5.1	$2.2
Other current liabilities	(5.3)	(3.3)
	(0.2)	(1.1)
Notional amount	$756.7	$445.5
Outstanding maturities in months, not to exceed	12	12
Total fair value	$34.2	$0.7
Total notional amount	$2,173.9	$1,823.1

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Accumulated Other Comprehensive Loss — Derivative Instruments and Hedging
Pretax amounts related to foreign currency and net investment hedge contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign currency contracts	$(7.5)	$23.2	$32.0	$26.2
Net investment hedge contracts	19.1	(2.6)	19.4	7.3
	11.6	20.6	51.4	33.5
(Gains) losses reclassified from accumulated other comprehensive loss to:
Net sales	(3.3)	(0.8)	(4.9)	(0.6)
Cost of sales	(7.0)	(9.8)	(14.0)	(17.3)
Interest expense	0.6	0.6	1.2	1.2
	(9.7)	(10.0)	(17.7)	(16.7)
Comprehensive income	$1.9	$10.6	$33.7	$16.8
As of July 2, 2022 and December 31, 2021, pretax net gains (losses) of $17.6 million and ($16.1) million, respectively, related to the Company's derivative instruments and hedging activities were recorded in accumulated other comprehensive loss.
During the next twelve-month period, net gains (losses) expected to be reclassified into earnings are shown below (in millions):

Foreign currency contracts	$16.9
Interest rate swap contracts	(2.4)
Total	$14.5
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
Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of July 2, 2022 and December 31, 2021, are shown below (in millions):

	July 2, 2022
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$19.6	Market/ Income	$—	$19.6	$—
Net investment hedges	Recurring	14.6	Market/ Income	—	14.6	—
Marketable equity securities	Recurring	51.9	Market	51.9	—	—

	December 31, 2021
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$5.5	Market/ Income	$—	$5.5	$—
Net investment hedges	Recurring	(4.8)	Market/ Income	—	(4.8)	—
Marketable equity securities	Recurring	62.3	Market	62.3	—	—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company's counterparties. If an estimate of the credit spread is required, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of July 2, 2022 and December 31, 2021, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy in the first six months of 2022.
Items Measured at Fair Value on a Non-Recurring Basis
The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy.
As a result of the acquisition of Kongsberg ICS (Note 3, "Acquisition of Kongsberg ICS"), Level 3 fair value estimates related to property, plant and equipment of $121.8 million, right-of-use assets of $34.1 million and developed technology intangible assets of $11.1 million are recorded in the accompanying condensed consolidated balance sheet as of July 2, 2022. Fair value estimates of property, plant and equipment were based on independent appraisals, giving consideration to the highest and best use of the assets. Key assumptions used in the appraisals were based on a combination of market and cost approaches, as

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
appropriate. Fair value estimates of right-of-use assets were based on a market approach. Fair value estimates of developed technology intangible assets were based on a relief from royalty approach.
In the second quarters of 2022 and 2021, the Company completed impairment assessments related to certain of its intangible assets resulting from changes in the intended uses of such assets and recorded impairment charges of $8.9 million and $8.5 million, respectively. The fair value estimate of the related asset group was based on management's estimates using a discounted cash flow method.
As of July 2, 2022, there were no additional significant assets or liabilities measured at fair value on a non-recurring basis.
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
Our Seating business consists of the design, development, engineering and manufacture of complete seat systems, seat subsystems and key seat components. Our capabilities in operations and supply chain management enable synchronized (just-in-time) assembly and delivery of high volumes of complex complete seat systems to our customers. Included in our complete seat system and subsystem solutions are advanced comfort, wellness and safety offerings, as well as configurable seating product technologies. Our advanced comfort, wellness and safety offerings are facilitated by our system, component and integration capabilities, together with our in-house electronics, sensor, software and algorithm competencies. Our comfort offerings have been enhanced by our first quarter 2022 acquisition of substantially all of Kongsberg Automotive's Interior Comfort Systems business unit ("Kongsberg ICS"), which specializes in comfort seating solutions, including massage, lumbar, seat heat and ventilation. As the most vertically integrated global seat supplier, our key seat component product offerings include seat trim covers, surface materials such as leather and fabric, seat mechanisms, seat foam and headrests, as well as advanced comfort offerings of massage, lumbar, seat heat and ventilation. All of these products are compatible with traditional internal combustion engine ("ICE") architectures and the full range of hybrid, plug-in hybrid and battery electric architectures (collectively, "electrified powertrains").
Our E-Systems business consists of the design, development, engineering and manufacture of complete electrical distribution and connection systems and electronic systems. The combination of these capabilities enables us to provide our customers with customizable solutions with optimized designs at a competitive cost. Electrical distribution and connection systems utilize low voltage wire, high voltage wire, high speed data cables and flat wiring to connect networks and electrical signals and manage electrical power within the vehicle for all types of powertrains – from traditional ICE architectures to the full range of electrified powertrains. Key components in our electrical distribution and connection systems portfolio include wire harnesses, terminals and connectors and engineered components for both ICE architectures and electrified powertrains that require management of higher voltage and power. Electronic systems facilitate signal, data and power management within the vehicle and include the associated software required to facilitate these functions. Key components in our electronic systems portfolio include body domain and zone control modules and products specific to electrification and connectivity. Electrification products include integrated power modules and battery disconnect units, as well as on-board battery chargers, power conversion modules, high voltage battery management systems and high voltage power distribution boxes. Connectivity products include telematics control units ("TCU") and gateway modules to manage both wired and wireless networks and data in vehicles. In addition to electronic modules, we offer software that includes cybersecurity and full capabilities in both dedicated short-range communication and cellular protocols for vehicle connectivity. Our software offerings include embedded control software and cloud and mobile device-based software and services. Our customers traditionally have sourced our electronic hardware together with the software that we embed in it.
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

LEAR CORPORATION
unique customer-focused culture. Our businesses utilize proprietary, industry-specific processes and standards, leverage common low-cost engineering centers and share centralized operating support functions. These functions include logistics, supply chain management, quality, health and safety, and all major administrative functions.
Industry overview
Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on the availability of raw materials and components and consumer demand for automotive vehicles, and our content per vehicle. Due to the overall global economic conditions in 2020, largely as a result of the COVID-19 pandemic, the automotive industry experienced a decline in global customer sales and production volumes. Although industry production increased 3% in 2021 over 2020 and is expected to increase 5% in 2022 over 2021 (based on July 2022 S&P Global Mobility, formerly IHS Markit, projections), production remains well below recent historic levels and consumer demand. This is largely due to the continuing impact of the COVID-19 pandemic, particularly through supply shortages and, to a lesser extent, the resurgence of the virus in China with corresponding "stay at home" government orders, as well as the Russia-Ukraine conflict. The most significant supply shortage relates to semiconductor chips, which is impacting global vehicle production and resulting in reductions and cancellations of planned production. In addition, we are experiencing increased costs related to labor inefficiencies and shortages, which are likely to continue for a period of time. Increases in certain commodity costs, as well as transportation, logistics and utility costs, are also impacting, and will continue to impact, our operating results for the foreseeable future. Further resurgences of the COVID-19 virus or its variants in other regions, including corresponding "stay at home" or similar government orders impacting industry production, could also impact our financial results. For risks related to the COVID-19 pandemic, including supply shortages, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented and updated by Part II — Item 1A, "Risk Factors," in this Report.
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
Global automotive industry production volumes in the first half of 2022, as compared to the first half of 2021, are shown below (in thousands of units):

	Six Months Ended
	July 2, 2022 (1)	July 3, 2021 (1) (2)	% Change
North America	7,121.4	6,800.2	5%
Europe and Africa	8,040.1	9,140.7	(12)%
Asia	20,645.4	20,427.3	1%
South America	1,251.8	1,258.8	(1)%
Other	876.6	746.3	17%
Global light vehicle production	37,935.3	38,373.3	(1)%
(1) Production data based on S&P Global Mobility
(2) Production data for 2021 have been updated from our second quarter 2021 Quarterly Report on Form 10-Q to reflect actual production levels
In addition to the factors noted above, automotive sales and production can be affected by the age of the vehicle fleet and related scrappage rates, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, the availability and cost of credit, the availability of critical components needed to complete the production of vehicles, restructuring actions of our customers and suppliers, facility closures, changing consumer attitudes toward vehicle ownership and usage and other factors. Our operating results are also significantly impacted by the overall commercial success of the vehicle platforms for which we supply particular products, as well as the level of vertical integration and profitability of the products that we supply for these platforms. The loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could adversely affect our operating results. In addition, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating results.

LEAR CORPORATION
Our percentage of consolidated net sales by region in the first six months of 2022 and 2021 is shown below:

	Six Months Ended
	July 2, 2022	July 3, 2021
North America	43%	38%
Europe and Africa	34%	38%
Asia	19%	21%
South America	4%	3%
Total	100%	100%
Our ability to reduce the risks inherent in certain concentrations of our business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall.
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
Our material cost as a percentage of net sales was 66.2% in the first half of 2022, as compared to 64.7% in the first half of 2021, reflecting increases in certain commodity costs. Raw material, energy and commodity costs can be volatile, reflecting changes in supply and demand, logistics issues, global trade and tariff policies, and geopolitical issues. Our primary commodity cost exposures relate to steel, copper and leather. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, contractual recovery mechanisms and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. Further, our exposure to changes in steel prices is primarily indirect, through purchased components, and a significant portion of our copper, leather and direct steel purchases are subject to price index agreements with our customers and suppliers. Certain of these strategies also may limit our opportunities in a declining commodity price environment. In the current environment of escalating raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, have only offset a portion of the adverse impact. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented and updated by Part II — Item 1A, "Risk Factors," in this Report.

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
Our success in generating cash flow will depend, in part, on our ability to manage working capital effectively. Working capital can be significantly impacted by the timing of cash flows from sales and purchases. Historically, we generally have been successful in aligning our supplier payment terms with our customer payment terms. However, our ability to continue to do so may be impacted by adverse automotive industry conditions, including inconsistent production schedules due to supply shortages, changes to our customers' payment terms and the financial condition of our suppliers, as well as our financial condition. In addition, our cash flow is impacted by our ability to manage our inventory and capital spending effectively. We utilize return on invested capital as a measure of the efficiency with which our assets generate earnings. Improvements in our return on invested capital will depend on our ability to maintain an appropriate asset base for our business and to increase productivity and operating efficiency.
Acquisitions
On February 28, 2022, we completed the acquisition of Kongsberg ICS, which specializes in comfort seating solutions. With almost 50 years of experience in comfort seating solutions, Kongsberg ICS has leading technology, a well-balanced customer portfolio built on longstanding relationships with leading premium automotive manufacturers and an experienced team. The Kongsberg ICS acquisition is expected to further advance our seat component capabilities into specialized comfort seating solutions that further differentiate our product offerings and improve vehicle performance and packaging — important features across various vehicle segments. The transaction is valued at approximately $188 million, on a cash and debt free basis.
On May 19, 2022, we completed the acquisition of Thagora Technology SRL ("Thagora"), a privately held company specializing in material utilization hardware and software technologies based in Iasi, Romania. We expect that Thagora's innovative technologies will complement our sustainable manufacturing processes by reducing scrap and lowering energy usage during production.
On May 20, 2022, we entered into a definitive agreement to acquire I.G. Bauerhin ("IGB"), a privately held supplier of automotive seat heating, ventilation, active cooling, steering wheel heating, seat sensors and electronic control modules, headquartered in Gruendau-Rothenbergen, Germany. IGB has more than 4,000 employees at nine manufacturing plants in seven countries. The acquisition of IGB is expected to further our vertical integration strategy and advance our vision of being the leading provider of innovative thermal comfort solutions. The transaction is valued at approximately €140 million, on a cash and debt free basis. The acquisition, subject to regulatory approvals and customary closing conditions and adjustments, is expected to close by the first quarter of 2023.
Operational Restructuring
In the first half of 2022, we incurred pretax restructuring costs of $72 million and related manufacturing inefficiency charges of approximately $3 million, as compared to pretax restructuring costs of $33 million and related manufacturing inefficiency charges of approximately $7 million in the first half of 2021. None of the individual restructuring actions initiated in the first half of 2022 were material. Further, there have been no changes in previously initiated restructuring actions that have resulted (or will result) in a material change to our restructuring costs.
Our restructuring actions include plant closures and workforce reductions and are initiated to maintain our competitive footprint or are in response to customer initiatives or changes in global and regional automotive markets. Our restructuring actions are designed to maintain or improve our operating results and profitability throughout the automotive industry cycles. Restructuring actions are generally funded within twelve months of initiation and are funded by cash flows from operating activities and existing cash balances. We expect to incur approximately $43 million of additional restructuring costs related to activities initiated as of July 2, 2022, all of which are expected to be incurred in the next twelve months. We plan to implement additional restructuring actions in order to align our manufacturing capacity and other costs with prevailing regional automotive production levels. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
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
Since the first quarter of 2011, our Board of Directors (the "Board") has authorized $6.1 billion in share repurchases under our common stock share repurchase program. In the first half of 2022, we repurchased $50 million of shares. At the end of the second quarter of 2022, we have a remaining repurchase authorization of $1.3 billion, which expires on December 31, 2024.
Our Board declared a quarterly cash dividend of $0.77 per share of common stock in the first and second quarters of 2022.
For further information related to our common stock share repurchase program and our quarterly cash dividends, see "— Liquidity and Capital Resources — Capitalization" below and Note 16, "Comprehensive Income (Loss) and Equity," to the condensed consolidated financial statements included in this Report.
Other Matters
In the three and six months ended July 2, 2022, we recognized net tax benefits of $13 million and $25 million, respectively, related to the release of tax reserves at several foreign subsidiaries, the release of valuation allowances on the deferred tax assets of a foreign subsidiary, share-based compensation, restructuring charges and various other items.
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
Our results for the three and six months ended July 2, 2022 and July 3, 2021, reflect the following items (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Costs related to restructuring actions, including manufacturing inefficiencies of $1 million and $3 million in the three and six months ended July 2, 2022, respectively, and $4 million and $7 million in the three and six months ended July 3, 2021, respectively	$43	$15	$75	$39
Acquisition costs	(1)	—	9	—
Acquisition-related inventory fair value adjustment	1	—	1	—
Intangible asset impairment	9	9	9	9
Costs (insurance recoveries) related to typhoon in the Philippines, net	(6)	—	5	—
Foreign exchange losses due to foreign exchange rate volatility related to Russia	2	—	14	—
Favorable indirect tax ruling in a foreign jurisdiction	—	(47)	—	(47)
Loss related to affiliate	—	1	—	1
Tax benefit, net	(13)	(5)	(25)	(11)
For further information regarding these items, see Note 3, "Acquisition of Kongsberg ICS," Note 4, "Restructuring," Note 7, "Long-Lived Assets," Note 8, "Goodwill and Indefinite-Lived Intangible Assets," Note 13, "Other (Income) Expense, Net ,"and Note 14, "Income Taxes," to the condensed consolidated financial statements included in this Report.
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

LEAR CORPORATION
RESULTS OF OPERATIONS
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three Months Ended				Six Months Ended
	July 2, 2022		July 3, 2021		July 2, 2022		July 3, 2021
Net sales
Seating	$3,874.1	76.4%	$3,608.2	75.8%	$7,786.6	75.7%	$7,604.2	75.2%
E-Systems	1,196.9	23.6	1,152.5	24.2	2,492.8	24.3	2,510.9	24.8
Net sales	5,071.0	100.0	4,760.7	100.0	10,279.4	100.0	10,115.1	100.0
Cost of sales	4,731.1	93.3	4,359.3	91.6	9,618.0	93.6	9,220.9	91.2
Gross profit	339.9	6.7	401.4	8.4	661.4	6.4	894.2	8.8
Selling, general and administrative expenses	171.2	3.4	170.8	3.6	348.5	3.4	339.7	3.4
Amortization of intangible assets	24.6	0.5	25.1	0.5	40.3	0.4	41.6	0.4
Interest expense	24.9	0.5	22.3	0.5	49.8	0.5	44.6	0.4
Other (income) expense, net	14.4	0.2	(46.1)	(1.0)	41.7	0.4	(39.8)	(0.4)
Provision for income taxes	23.5	0.5	39.3	0.8	43.9	0.4	98.2	1.0
Equity in net income of affiliates	(4.3)	(0.1)	(4.9)	(0.1)	(15.0)	(0.1)	(10.8)	(0.1)
Net income attributable to noncontrolling interests	17.1	0.3	19.7	0.4	34.3	0.3	41.8	0.4
Net income attributable to Lear	$68.5	1.4%	$175.2	3.7%	$117.9	1.1%	$378.9	3.7%
Three Months Ended July 2, 2022 vs. Three Months Ended July 3, 2021
Net sales in the second quarter of 2022 were $5.1 billion, as compared to $4.8 billion in the second quarter of 2021, an increase of $310 million or 7%. New business in North America, Europe and Asia and higher production volumes on Lear platforms in North America, Europe and South America favorably impacted net sales by $244 million and $186 million, respectively. Net sales also benefited by $149 million and $58 million, respectively, due to commodity recoveries and our Kongsberg ICS acquisition. These increases were partially offset by the impact of foreign exchange fluctuations and lower production volumes on Lear platforms in Asia, largely due to production downtime related to the COVID-19 pandemic in China and industry-wide supply shortages during the second quarter of 2022, which reduced net sales by $256 million and $73 million, respectively.

(in millions)	Cost of Sales
Second quarter 2021	$4,359.3
Material cost	283.4
Labor and other	86.1
Depreciation	2.3
Second quarter 2022	$4,731.1
Cost of sales was $4.7 billion in the second quarter of 2022, as compared to $4.4 billion in the second quarter of 2021. New business in North America, Europe and Asia and higher production volumes on Lear platforms in North America, Europe and South America increased cost of sales. Cost of sales also increased as a result of higher commodity costs and our Kongsberg ICS acquisition. These increases were partially offset by the impact of foreign exchange fluctuations and lower production volumes on Lear platforms in Asia, largely due to production downtime related to the COVID-19 pandemic in China and industry-wide supply shortages during the second quarter of 2022, which reduced cost of sales.
Gross profit and gross margin were $340 million and 6.7% of net sales, respectively, in the second quarter of 2022, as compared to $401 million and 8.4% of net sales, respectively, in the second quarter of 2021. New business and higher production volumes on Lear platforms globally positively impacted gross profit by $50 million. The impact of selling price reductions, increased commodity costs, higher restructuring costs and foreign exchange fluctuations was partially offset by favorable operating performance, including the benefit of restructuring actions. These factors had a corresponding impact on gross margin.

LEAR CORPORATION
Selling, general and administrative expenses, including engineering and development expenses, were $171 million in the second quarters of 2022 and 2021. As a percentage of net sales, selling, general and administrative expenses were 3.4% in the second quarter of 2022, as compared to 3.6% in the second quarter of 2021.
Amortization of intangible assets was $25 million in the second quarter of 2022 and the second quarter of 2021. An impairment charge of $9 million was recognized in the second quarters of 2022 and 2021.
Interest expense was $25 million in the second quarter of 2022, as compared to $22 million in the second quarter of 2021.
Other (income) expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the disposal of fixed assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was expense of $14 million in the second quarter of 2022, as compared to income of $46 million in the second quarter of 2021. In the second quarter of 2022, we recognized foreign exchange losses of $2 million related to foreign exchange rate volatility in Russia following the invasion of Ukraine. In the second quarter of 2021, we recognized a gain of $47 million related to a favorable indirect tax ruling in a foreign jurisdiction and a loss of $1 million related to the impairment of an affiliate.
In the second quarter of 2022, the provision for income taxes was $24 million, representing an effective tax rate of 22.4% on pretax income before equity in net income of affiliates of $105 million. In the second quarter of 2021, the provision for income taxes was $39 million, representing an effective tax rate of 17.1% on pretax income before equity in net income of affiliates of $229 million, for the reasons described below. For further information, see Note 14 "Income Taxes," to the condensed consolidated financial statements included in this Report.
In the second quarters of 2022 and 2021, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In the second quarter of 2022, we recognized net tax benefits of $13 million related to the release of tax reserves at several foreign subsidiaries, the release of valuation allowances on the deferred tax assets of a foreign subsidiary, share-based compensation, restructuring charges and various other items. In the second quarter of 2021, we recognized net tax benefits of $21 million related to the release of valuation allowances on deferred tax assets of a foreign subsidiary, the release of tax reserves at several foreign subsidiaries, restructuring charges and various other items, offset by tax expense of $16 million related to a favorable indirect tax ruling in a foreign jurisdiction.
Excluding these items, the effective tax rate for the second quarters of 2022 and 2021 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $4 million in the second quarter of 2022, as compared to $5 million in the second quarter of 2021.
Net income attributable to Lear was $69 million, or $1.14 per diluted share, in the second quarter of 2022, as compared to $175 million, or $2.89 per diluted share, in the second quarter of 2021. Net income and diluted net income per share decreased for the reasons described above.
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

LEAR CORPORATION
Seating
A summary of the financial measures for our Seating segment is shown below (dollar amounts in millions):

	Three Months Ended
	July 2, 2022	July 3, 2021
Net sales	$3,874.1	$3,608.2
Segment earnings (1)	213.9	252.2
Margin	5.5%	7.0%
(1) See definition above
Seating net sales were $3.9 billion in the second quarter of 2022, as compared to $3.6 billion in the second quarter of 2021, reflecting an increase of $266 million or 7%. New business and higher production volumes on Lear platforms favorably impacted net sales by $205 million and $72 million, respectively. Net sales also benefited by $83 million and $58 million, respectively, due to commodity recoveries and our Kongsberg ICS acquisition. These increases were partially offset by foreign exchange fluctuations, which reduced net sales by $178 million.
Segment earnings, including restructuring costs, and the related margin on net sales were $214 million and 5.5% in the second quarter of 2022, as compared to $252 million and 7.0% in the second quarter of 2021. New business and higher production volumes on Lear platforms positively impacted segment earnings by $35 million. The impact of selling price reductions, increased commodity costs, higher restructuring costs and foreign exchange fluctuations was partially offset by favorable operating performance, including the benefit of operational restructuring actions.
E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Three Months Ended
	July 2, 2022	July 3, 2021
Net sales	$1,196.9	$1,152.5
Segment earnings(1)	2.0	26.6
Margin	0.2%	2.3%
(1) See definition above
E-Systems net sales were $1.20 billion in the second quarter of 2022, as compared to $1.15 billion in the second quarter of 2021, reflecting an increase of $44 million or 4%. Higher production volumes on Lear platforms and new business favorably impacted net sales by $41 million and $39 million, respectively. Net sales also benefited by $66 million due to commodity recoveries. These increases were partially offset by foreign exchange fluctuations, which reduced net sales by $78 million.
Segment earnings, including restructuring costs, and the related margin on net sales were $2 million and 0.2% in the second quarter of 2022, as compared to $27 million and 2.3% in the second quarter of 2021. Higher production volumes on Lear platforms and new business positively impacted segment earnings by $15 million. The impact of selling price reductions, increased commodity costs, higher restructuring costs and foreign exchange fluctuations was partially offset by favorable operating performance, including the benefit of operational restructuring actions.

LEAR CORPORATION
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three Months Ended
	July 2, 2022	July 3, 2021
Net sales	$—	$—
Segment earnings (1)	(71.8)	(73.3)
Margin	N/A	N/A
(1) See definition above
Segment earnings related to our other category were ($72) million in the second quarter of 2022, as compared to ($73) million in the second quarter of 2021.
Six Months Ended July 2, 2022 vs. Six Months Ended July 3, 2021
Net sales for the six months ended July 2, 2022 were $10.3 billion, as compared to $10.1 billion for the six months ended July 3, 2021, an increase of $164 million or 2%. New business in North America, Asia and Europe and higher production volumes on Lear platforms in North America and South America favorably impacted net sales by $453 million and $148 million, respectively. Net sales also benefited by $283 million and $82 million, respectively, due to commodity recoveries and our Kongsberg ICS acquisition. These increases were partially offset by lower production volumes on Lear platforms in Europe and Asia, largely due to production downtime as a result of industry-wide supply shortages, the Russia-Ukraine conflict and the COVID-19 pandemic in China during the first half of 2022, and the impact of foreign exchange rate fluctuations, which reduced net sales by $452 million and $386 million, respectively.

(in millions)	Cost of Sales
First six months of 2021	$9,220.9
Material cost	264.9
Labor and other	126.5
Depreciation	5.7
First six months of 2022	$9,618.0
Cost of sales in the first six months of 2022 was $9.6 billion, as compared to $9.2 billion in the first six months of 2021. New business in North America, Asia and Europe and higher production volumes on Lear platforms in North America and South America increased cost of sales. Cost of sales also increased as a result of higher commodity costs and our Kongsberg ICS acquisition. These increases were partially offset by the impact of foreign exchange fluctuations and lower production volumes on Lear platforms in Europe and Asia, largely due to production downtime as a result of industry-wide supply shortages, the Russia-Ukraine conflict and the COVID-19 pandemic in China during the first half of 2022, which reduced cost of sales.
Gross profit and gross margin were $661 million and 6.4% of net sales, respectively, for the six months ended July 2, 2022, as compared to $894 million and 8.8% of net sales, respectively, for the six months ended July 3, 2021. Lower production volumes on Lear platforms globally, partially offset by new business, negatively impacted gross profit by $27 million. The impact of selling price reductions, increased commodity costs, higher restructuring costs and foreign exchange fluctuations was partially offset by favorable operating performance, including the benefit of restructuring actions. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $349 million in the first six months of 2022, as compared to $340 million in the first six months of 2021, primarily reflecting transaction costs of $9 million related to our Kongsberg ICS acquisition. As a percentage of net sales, selling, general and administrative expenses were 3.4% in the first six months of 2022 and 2021.
Amortization of intangible assets was $40 million in the first six months of 2022, as compared to $42 million in the first six months of 2021. An impairment charge of $9 million was recognized in the first six months of 2022 and 2021.
Interest expense was $50 million in the first six months of 2022, as compared to $45 million in the first six months of 2021.
Other (income) expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the disposal of fixed assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was expense of $42 million in the

LEAR CORPORATION
six months ended July 2, 2022, as compared to income of $40 million in the six months ended July 3, 2021. In the first six months of 2022, we recognized foreign exchange losses of $14 million related to foreign exchange rate volatility in Russia following the invasion of Ukraine. In the first six months of 2021, we recognized a gain of $47 million related to a favorable indirect tax ruling in a foreign jurisdiction and a loss of $1 million related to the impairment of an affiliate.
For the six months ended July 2, 2022, the provision for income taxes was $44 million, representing an effective tax rate of 24.2% on pretax income before equity in net income of affiliates of $181 million. For the six months ended July 3, 2021, the provision for income taxes was $98 million, representing an effective tax rate of 19.3% on pretax income before equity in net income of affiliates of $508 million, for reasons described below. For further information, see Note 14 "Income Taxes," to the condensed consolidated financial statements included in this Report.
In the first six months of 2022 and 2021, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In the first six months of 2022, we recognized net tax benefits of $25 million related to the release of tax reserves at several foreign subsidiaries, the release of valuation allowances on the deferred tax assets of a foreign subsidiary, share-based compensation, restructuring charges and various other items. In the first six months of 2021, we recognized net tax benefits of $27 million related to the release of valuation allowances on the deferred tax assets of foreign subsidiaries, the release of tax reserves at several foreign subsidiaries, restructuring charges and various other items, offset by tax expense of $16 million related to a favorable indirect tax ruling in a foreign jurisdiction. Excluding these items, the effective tax rate for the first six months of 2022 and 2021 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $15 million in the first six months of 2022, as compared to $11 million in the first six months of 2021, primarily reflecting the earnings of our Shenyang Jinbei Lear Automotive Seating joint venture established in the third quarter of 2021.
Net income attributable to Lear was $118 million, or $1.96 per diluted share, for the six months ended July 2, 2022, as compared to $379 million, or $6.25 per diluted share, for the six months ended July 3, 2021. Net income and diluted net income per share decreased for the reasons described above.
Reportable Operating Segments
We have two reportable operating segments: Seating and E-Systems. For a description of our reportable operating segments, see "Executive Overview" and "Three Months Ended July 2, 2022 vs. Three Months Ended July 3, 2021 — Reportable Operating Segments" above.
Seating
A summary of the financial measures for our Seating segment is shown below (dollar amounts in millions):

	Six Months Ended
	July 2, 2022	July 3, 2021
Net sales	$7,786.6	$7,604.2
Segment earnings (1)	414.0	544.2
Margin	5.3%	7.2%
(1) See definition above
Seating net sales were $7.8 billion for the six months ended July 2, 2022, as compared to $7.6 billion for the six months ended July 3, 2021, an increase of $182 million or 2%. New business favorably impacted net sales by $358 million. Net sales also benefited by $145 million and $82 million, respectively, due to commodity recoveries and our Kongsberg ICS acquisition. These increases were partially offset by the impact of foreign exchange fluctuations and lower production volumes on Lear platforms, largely due to production downtime as a result of industry-wide supply shortages, the Russia-Ukraine conflict and the COVID-19 pandemic in China during the first half of 2022, which reduced net sales by $264 million and $210 million, respectively.
Segment earnings, including restructuring costs, and the related margin on net sales were $414 million and 5.3% for the six months ended July 2, 2022, as compared to $544 million and 7.2% for the six months ended July 3, 2021. Lower production volumes on Lear platforms, largely due to production downtime as a result of industry-wide supply shortages, the Russia-Ukraine conflict and the COVID-19 pandemic in China during the first half of 2022, partially offset by new business, reduced segment earnings by $7 million. The impact of increased commodity costs, selling price reductions, higher restructuring costs

LEAR CORPORATION
and foreign exchange fluctuations was partially offset by favorable operating performance, including the benefit of operational restructuring actions.
E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Six Months Ended
	July 2, 2022	July 3, 2021
Net sales	$2,492.8	$2,510.9
Segment earnings (1)	17.9	115.9
Margin	0.7%	4.6%
(1) See definition above
E-Systems net sales were $2.5 billion for the six months ended July 2, 2022 and July 3, 2021, a decrease of $18 million or 1%. The impact of foreign exchange fluctuations and lower production volumes on Lear platforms, largely due to production downtime as a result of industry-wide supply shortages, the Russia-Ukraine conflict and the COVID-19 pandemic in China during the first six months of 2022, reduced net sales by $122 million and $94 million, respectively. These increases were offset by the impact of commodity recoveries and new business, which favorably impacted net sales by $138 million and $94 million, respectively.
Segment earnings, including restructuring costs, and the related margin on net sales were $18 million and 0.7% for the six months ended July 2, 2022, as compared to $116 million and 4.6% for the six months ended July 3, 2021. Lower production volumes on Lear platforms, largely due to production downtime as a result of industry-wide supply shortages, the Russia-Ukraine conflict and the COVID-19 pandemic in China during the first six months of 2022, offset by new business, reduced segment earnings by $20 million. The impact of selling price reductions, increased commodity costs and higher restructuring costs was partially offset by favorable operating performance, including the benefit of operational restructuring actions.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Six Months Ended
	July 2, 2022	July 3, 2021
Net sales	$—	$—
Segment earnings(1)	(159.3)	(147.2)
Margin	N/A	N/A
(1) See definition above
Segment earnings related to our other category were ($159) million in the first six months of 2022, as compared to ($147) million in the first six months of 2021, primarily reflecting transactions costs of $9 million related to our Kongsberg ICS acquisition.
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

LEAR CORPORATION
As of July 2, 2022 and December 31, 2021, cash and cash equivalents of $533 million and $661 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans and the payment of dividends. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear.
For further information related to potential dividends from our non-U.S. subsidiaries, see Note 9, "Income Taxes," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Adequacy of Liquidity Sources
As of July 2, 2022, we had $0.8 billion of cash and cash equivalents on hand and $2.0 billion in available borrowing capacity under our revolving credit facility. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs for the foreseeable future and to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly cash dividends and repurchase shares of our common stock pursuant to our authorized common stock share repurchase program, although such actions are at the discretion of the Board and will depend upon our financial condition, results of operations, capital requirements, prevailing market conditions, alternative uses of capital and other factors that our Board of Directors may consider at its discretion.
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
Cash Flows
A summary of net cash provided by operating activities is shown below (in millions):

	Six Months Ended
	July 2, 2022	July 3, 2021	Increase (Decrease) in Cash Flow
Consolidated net income and depreciation and amortization	$447	$712	$(265)
Net change in working capital items:
Accounts receivable	(469)	284	(753)
Inventory	(76)	(200)	124
Accounts payable	289	(233)	522
Accrued liabilities and other	78	13	65
Net change in working capital items	(178)	(136)	(42)
Other	(37)	(68)	31
Net cash provided by operating activities	$232	$508	$(276)

Net cash used in investing activities	$(485)	$(283)	$(202)

Net cash used in financing activities	$(222)	$(132)	$(90)
Operating Activities
In the first six months of 2022 and 2021, net cash provided by operating activities was $232 million and $508 million, respectively. The overall decrease in operating cash flows of $276 million primarily reflects lower earnings in 2022.

LEAR CORPORATION
Investing Activities
Net cash used in investing activities was $485 million in the first six months of 2022, as compared to $283 million in the first six months of 2021. In the first six months of 2022, we paid $184 million for our Kongsberg ICS acquisition. Capital spending was $303 million in the first six months of 2022, as compared to $253 million in the first six months of 2021. Capital spending is estimated to be approximately $675 million to $700 million in 2022.
Financing Activities
Net cash used in financing activities was $222 million in the first six months of 2022, as compared to $132 million in the first six months of 2021. In the first six months of 2022, we paid $50 million for repurchases of our common stock, $94 million of dividends to Lear stockholders and $53 million of dividends to noncontrolling interest holders. In the first six months of 2021, we paid $29 million for repurchases of our common stock, $31 million of dividends to Lear stockholders and $53 million of dividends to noncontrolling interest holders.
Capitalization
Short-Term Borrowings
We utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. As of July 2, 2022 and December 31, 2021, we had lines of credit from banks totaling $248 million and $96 million, respectively. As of July 2, 2022 and December 31, 2021, there were no short-term debt balances outstanding related to draws on our lines of credit.
Senior Notes and Credit Agreement
For information related to our senior notes and credit agreement, see Note 9, "Debt," to the condensed consolidated financial statements included in this Report and Note 7, "Debt," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Common Stock Share Repurchase Program
For information related to our common stock share repurchase program and dividends, see "— Executive Overview — Share Repurchase Program and Quarterly Cash Dividends" above, Note 16, "Comprehensive Income (Loss) and Equity," to the condensed consolidated financial statements included in this Report and Note 12, "Capital Stock, Accumulated Other Comprehensive Loss and Equity," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Commodity Prices and Availability
Raw material, energy and commodity costs can be volatile, reflecting changes in supply and demand, logistics issues, global trade and tariff policies, and geopolitical issues. We have commodity price risk with respect to purchases of certain raw materials, including steel, copper, diesel fuel, chemicals, resins and leather. Our primary commodity cost exposures relate to steel, copper and leather. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, contractual recovery mechanisms and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. Further, the majority of the steel used in our products is comprised of fabricated components that are integrated into a seat system, such as seat frames, recliner mechanisms, seat tracks and other mechanical components. Therefore, our exposure to changes in steel prices is primarily indirect, through purchased components. Additionally, approximately 89% of our copper purchases and a significant portion of our leather and direct steel purchases are subject to price index agreements with our customers and suppliers. Certain of these strategies also may limit our opportunities in a declining commodity price environment. In the current environment of escalating raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, have only offset a portion of the adverse impact. If these costs increase, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance," in our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented and updated by Part II — Item 1A, "Risk Factors," in this Report.
For further information related to the financial instruments described above, see Note 19, "Financial Instruments," to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION
OTHER MATTERS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of July 2, 2022, we have recorded reserves for pending legal disputes, including commercial disputes, and other legal matters of $17 million. In addition, as of July 2, 2022, we have recorded reserves for product liability claims and environmental matters of $37 million and $8 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2021. For a more complete description of our outstanding material legal proceedings, see Note 17, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.
Significant Accounting Policies and Critical Accounting Estimates
Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates," and Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first six months of 2022.
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

LEAR CORPORATION
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

LEAR CORPORATION
A summary of the notional amount and estimated aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

	July 2, 2022	December 31, 2021
Notional amount (contract maturities < 24 months)	$1,874	$1,523
Fair value	20	6
Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Chinese renminbi, the Honduran lempira, the Japanese yen and the Brazilian real,
A sensitivity analysis of our net transactional exposure is shown below (in millions):

		Potential Earnings Benefit (Adverse Earnings Impact)
	Hypothetical Strengthening % (1)	July 2, 2022	December 31, 2021
U.S. dollar	10%	$—	$7
Euro	10%	19	(7)
(1) Relative to all other currencies to which it is exposed for a twelve-month period
A sensitivity analysis related to the aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

		Estimated Change in Fair Value
	Hypothetical Change % (2)	July 2, 2022	December 31, 2021
U.S. dollar	10%	$77	$48
Euro	10%	33	49
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
(b)Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended July 2, 2022, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
In February 2022, the Company completed the acquisition of substantially all of Kongsberg Automotive's Interior Comfort Systems business unit ("Kongsberg ICS") and is currently integrating Kongsberg ICS into its operations, compliance programs and internal control processes. Kongsberg ICS constituted approximately 3% of the Company's total assets as of July 2, 2022, including goodwill and intangible assets recorded as part of the purchase price allocations, and approximately 1% of the Company's net sales in the six months ended July 2, 2022. Securities and Exchange Commission rules and regulations allow companies to exclude acquisitions from their assessment of the internal control over financial reporting during the first year following an acquisition while integrating the acquired company. The Company will exclude the acquired operations of Kongsberg ICS from its assessment of the Company's internal control over financial reporting as of December 31, 2022.
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

LEAR CORPORATION
Due to the overall global economic conditions in 2020, largely as a result of the COVID-19 pandemic, the automotive industry experienced a decline in global customer sales and production volumes. Although industry production increased 3% in 2021 over 2020 and is expected to increase 5% in 2022 over 2021 (based on July 2022 S&P Global Mobility, formerly IHS Markit, projections), production remains well below recent historic levels and consumer demand. This is largely due to the continuing impact of the COVID-19 pandemic, particularly through supply shortages and, to a lesser extent, the resurgence of the virus in certain regions, as well as the Russia-Ukraine conflict. The automotive industry is suffering from supply chain delays and stoppages due to shipping delays resulting in increased freight costs and closed supplier facilities and distribution centers. The industry also is facing workforce and staffing shortages, as well as scarcity and increases in prices of raw materials. As a result, we have experienced and may continue to experience reductions in orders from our customers in certain regions. An economic downturn or other adverse industry conditions that result in a decline in the production levels of our major customers, particularly with respect to models for which we are a significant supplier, or the financial distress of one or more of our major customers could reduce our sales or otherwise adversely affect our financial condition, operating results and cash flows. Further, our ability to reduce the risks inherent in certain concentrations of business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall. We may not be successful in such diversification.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As discussed in Part I — Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Share Repurchase Program and Quarterly Cash Dividends," and Note 16, "Comprehensive Income (Loss) and Equity," to the condensed consolidated financial statements included in this Report, we have a remaining repurchase authorization of $1,279.5 million under our ongoing common stock share repurchase program.
A summary of the shares of our common stock repurchased during the quarter ended July 2, 2022, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
April 3, 2022 through April 30, 2022	—	$—	—	$1,329.7
May 1, 2022 through May 28, 2022	64,539	$131.80	64,539	1,321.2
May 29, 2022 through July 2, 2022	315,681	$131.95	315,681	1,279.5
Total	380,220	$131.92	380,220	$1,279.5

LEAR CORPORATION
ITEM 6 — EXHIBITS
Exhibit Index

	Exhibit Number	Exhibit Name
*	31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
*	31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
*	32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	101.INS	XBRL Instance Document
***	101.SCH	XBRL Taxonomy Extension Schema Document.
***	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
***	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
***	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
***	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
**	104	Cover Page Interactive Data File

*	Filed herewith.
**	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
***	Submitted electronically with the Report.

LEAR CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated:	August 2, 2022	By:	/s/ Raymond E. Scott
Raymond E. Scott
President and Chief Executive Officer

		By:	/s/ Jason M. Cardew
Jason M. Cardew
Senior Vice President and Chief Financial Officer