Form 10-Q
period 2022-10-01
LEAR CORP
filed 2022-11-01
CIK 842162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2022.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2022, the number of shares outstanding of the registrant's common stock was 59,105,674 shares.

LEAR CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 1, 2022
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

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	October 1, 2022(1)	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$842.2	$1,318.3
Accounts receivable	3,570.3	3,041.5
Inventories	1,594.1	1,571.9
Other	918.1	833.5
Total current assets	6,924.7	6,765.2
LONG-TERM ASSETS:
Property, plant and equipment, net	2,704.9	2,720.1
Goodwill	1,604.8	1,657.9
Other	2,144.8	2,209.2
Total long-term assets	6,454.5	6,587.2
Total assets	$13,379.2	$13,352.4

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$3.9	$—
Accounts payable and drafts	3,278.0	2,952.4
Accrued liabilities	1,906.7	1,806.7
Current portion of long-term debt	1.2	0.8
Total current liabilities	5,189.8	4,759.9
LONG-TERM LIABILITIES:
Long-term debt	2,600.5	2,595.2
Other	1,161.0	1,188.9
Total long-term liabilities	3,761.5	3,784.1
EQUITY:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 64,571,405 shares issued as of October 1, 2022 and December 31, 2021	0.6	0.6
Additional paid-in capital	1,014.8	1,019.4
Common stock held in treasury, 5,322,397 and 4,945,847 shares as of October 1, 2022 and December 31, 2021, respectively, at cost	(732.1)	(679.2)
Retained earnings	5,143.0	5,072.8
Accumulated other comprehensive loss	(1,123.0)	(770.2)
Lear Corporation stockholders' equity	4,303.3	4,643.4
Noncontrolling interests	124.6	165.0
Equity	4,427.9	4,808.4
Total liabilities and equity	$13,379.2	$13,352.4
 (1)     Unaudited
The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales	$5,241.2	$4,268.2	$15,520.6	$14,383.3

Cost of sales	4,864.3	4,041.5	14,482.3	13,262.4
Selling, general and administrative expenses	163.9	163.3	512.4	503.0
Amortization of intangible assets	15.2	15.8	55.5	57.4
Interest expense	24.8	22.6	74.6	67.2
Other (income) expense, net	18.1	11.1	59.8	(28.7)
Consolidated income before provision for income taxes and equity in net (income) loss of affiliates	154.9	13.9	336.0	522.0
Provision for income taxes	41.7	20.9	85.6	119.1
Equity in net (income) loss of affiliates	(6.0)	1.7	(21.0)	(9.1)
Consolidated net income (loss)	119.2	(8.7)	271.4	412.0
Less: Net income attributable to noncontrolling interests	26.9	17.8	61.2	59.6
Net income (loss) attributable to Lear	$92.3	$(26.5)	$210.2	$352.4

Basic net income (loss) per share attributable to Lear (Note 15)	$1.55	$(0.44)	$3.52	$5.86

Diluted net income (loss) per share attributable to Lear (Note 15)	$1.54	$(0.44)	$3.50	$5.83

Cash dividends declared per share	$0.77	$0.50	$2.31	$1.00

Average common shares outstanding	59,551,765	59,906,531	59,794,788	60,171,402

Average diluted shares outstanding	59,785,860	59,906,531	60,031,484	60,463,401

Consolidated comprehensive income (loss) (Condensed Consolidated Statements of Equity)	$(57.2)	$(83.0)	$(96.0)	$315.8
Less: Comprehensive income attributable to noncontrolling interests	19.3	18.3	46.6	60.9
Comprehensive income (loss) attributable to Lear	$(76.5)	$(101.3)	$(142.6)	$254.9
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended October 1, 2022
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at July 2, 2022	$0.6	$1,008.0	$(710.9)	$5,097.1	$(954.2)	$4,440.6
Comprehensive income (loss):
Net income	—	—	—	92.3	—	92.3
Other comprehensive loss	—	—	—	—	(168.8)	(168.8)
Total comprehensive income (loss)	—	—	—	92.3	(168.8)	(76.5)
Stock-based compensation	—	12.8	—	—	—	12.8
Net issuance of 27,990 shares held in treasury in settlement of stock-based compensation	—	(6.0)	3.8	—	—	(2.2)
Repurchase of 187,192 shares of common stock at average price of $133.65 per share	—	—	(25.0)	—	—	(25.0)
Dividends declared to Lear Corporation stockholders	—	—	—	(46.4)	—	(46.4)
Dividends declared to noncontrolling interest holders	—	—	—	—	—	—
Balance at October 1, 2022	$0.6	$1,014.8	$(732.1)	$5,143.0	$(1,123.0)	$4,303.3

	Nine Months Ended October 1, 2022
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at January 1, 2022	$0.6	$1,019.4	$(679.2)	$5,072.8	$(770.2)	$4,643.4
Comprehensive income (loss):
Net income	—	—	—	210.2	—	210.2
Other comprehensive loss	—	—	—	—	(352.8)	(352.8)
Total comprehensive income (loss)	—	—	—	210.2	(352.8)	(142.6)
Stock-based compensation	—	38.1	—	—	—	38.1
Net issuance of 190,862 shares held in treasury in settlement of stock-based compensation	—	(42.7)	22.3	(0.2)	—	(20.6)
Repurchase of 567,412 shares of common stock at average price of $132.49 per share	—	—	(75.2)	—	—	(75.2)
Dividends declared to Lear Corporation stockholders	—	—	—	(139.8)	—	(139.8)
Dividends declared to noncontrolling interest holders	—	—	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—
Balance at October 1, 2022	$0.6	$1,014.8	$(732.1)	$5,143.0	$(1,123.0)	$4,303.3
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended October 1, 2022
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity
Balance at July 2, 2022	$4,440.6	$107.3	$4,547.9
Comprehensive income (loss):
Net income	92.3	26.9	119.2
Other comprehensive loss	(168.8)	(7.6)	(176.4)
Total comprehensive income (loss)	(76.5)	19.3	(57.2)
Stock-based compensation	12.8	—	12.8
Net issuance of 27,990 shares held in treasury in settlement of stock-based compensation	(2.2)	—	(2.2)
Repurchase of 187,192 shares of common stock at average price of $133.65 per share	(25.0)	—	(25.0)
Dividends declared to Lear Corporation stockholders	(46.4)	—	(46.4)
Dividends declared to noncontrolling interest holders	—	(2.0)	(2.0)
Balance at October 1, 2022	$4,303.3	$124.6	$4,427.9

	Nine Months Ended October 1, 2022
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity
Balance at January 1, 2022	$4,643.4	$165.0	$4,808.4
Comprehensive income (loss):
Net income	210.2	61.2	271.4
Other comprehensive loss	(352.8)	(14.6)	(367.4)
Total comprehensive income (loss)	(142.6)	46.6	(96.0)
Stock-based compensation	38.1	—	38.1
Net issuance of 190,862 shares held in treasury in settlement of stock-based compensation	(20.6)	—	(20.6)
Repurchase of 567,412 shares of common stock at average price of $132.49 per share	(75.2)	—	(75.2)
Dividends declared to Lear Corporation stockholders	(139.8)	—	(139.8)
Dividends declared to noncontrolling interest holders	—	(87.6)	(87.6)
Change in noncontrolling interests	—	0.6	0.6
Balance at October 1, 2022	$4,303.3	$124.6	$4,427.9

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

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended
	October 1, 2022	October 2, 2021
Cash Flows from Operating Activities:
Consolidated net income	$271.4	$412.0
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	434.3	431.4
Net change in recoverable customer engineering, development and tooling	(84.1)	(78.2)
Net change in working capital items (see below)	(214.9)	(329.7)
Other, net	77.5	67.7
Net cash provided by operating activities	484.2	503.2
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(442.9)	(405.5)
Acquisition of Kongsberg ICS, net of cash acquired	(184.2)	—
Other, net	10.4	(72.3)
Net cash used in investing activities	(616.7)	(477.8)
Cash Flows from Financing Activities:
Term loan repayments	—	(14.1)
Repurchase of common stock	(75.2)	(99.3)
Dividends paid to Lear Corporation stockholders	(139.4)	(60.7)
Dividends paid to noncontrolling interests	(84.6)	(81.1)
Other, net	(14.0)	23.2
Net cash used in financing activities	(313.2)	(232.0)
Effect of foreign currency translation	(31.3)	(5.8)
Net Change in Cash, Cash Equivalents and Restricted Cash	(477.0)	(212.4)
Cash, Cash Equivalents and Restricted Cash as of Beginning of Period	1,321.3	1,314.5
Cash, Cash Equivalents and Restricted Cash as of End of Period	$844.3	$1,102.1

Changes in Working Capital Items:
Accounts receivable	$(796.7)	$356.3
Inventories	(111.7)	(393.2)
Accounts payable	570.9	(225.1)
Accrued liabilities and other	122.6	(67.7)
Net change in working capital items	$(214.9)	$(329.7)

Supplementary Disclosure:
Cash paid for interest	$64.8	$59.8
Cash paid for income taxes, net of refunds received	$156.6	$116.3
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
(2) Current Operating Environment
Due to the overall global economic conditions in 2020, largely as a result of the COVID-19 pandemic, the automotive industry experienced a decline in global customer sales and production volumes. Production disruptions continued in 2021 and are continuing in 2022, again largely due to the ongoing impact of the COVID-19 pandemic, particularly through supply shortages and, to a lesser extent, the resurgence of the virus in China with corresponding "stay at home" government orders, as well as the Russia-Ukraine conflict. The most significant supply shortage relates to semiconductor chips, which is impacting global vehicle production and resulting in reductions and cancellations of planned production. In addition, the Company is experiencing increased costs related to labor inefficiencies and shortages, which are likely to continue. Increases in certain commodity costs, as well as transportation, logistics and utility costs, are also impacting, and will continue to impact, the Company's operating results for the foreseeable future. Further resurgences of the COVID-19 virus or its variants in other regions, including corresponding "stay at home" or similar government orders impacting industry production, could also impact the Company's financial results.
In March 2022, as the Company's customers began to suspend their Russian operations as a result of Russia's invasion of Ukraine, the Company similarly began to suspend its Russian operations. Since the first quarter of 2022, the Company has suspended all production in Russia (but for certain de minimis operations) and significantly decreased its workforce in the country. In September 2022, the Company identified potential impairment indicators, given the continued uncertainty regarding its Russian operations and the military escalation announced by the Russian government in September 2022, and determined that the values of substantially all of its operating assets were impaired. As a result, the Company recorded charges of $19.9 million in the third quarter of 2022 related to impairments of inventory, property, plant and equipment and right-of-use assets. These charges are reflected in the Company's Seating business and are included in cost of sales in the accompanying condensed consolidated statements of comprehensive income (loss) for the three and nine months ended October 1, 2022. Although the Company's net sales and total assets in Russia represent less than 1% of consolidated net sales and total assets, the Russia-Ukraine conflict and sanctions imposed on Russia globally have resulted in economic and supply chain disruptions affecting the overall automotive industry, the ultimate financial impact of which cannot be reasonably estimated. Further, although the Company does not have operations in Ukraine, the Ukrainian operations of certain of the Company's suppliers and suppliers of its customers have been and will likely continue to be disrupted by the Russia-Ukraine conflict. For further information, see Note 7, "Long-Lived Assets," Note 10, "Leases," and Note 19, "Financial Instruments."
The accompanying condensed consolidated financial statements reflect estimates and assumptions made by management as of October 1, 2022, and for the nine months then ended. Such estimates and assumptions affect, among other things, the Company's goodwill; long-lived asset valuations; inventory valuations; valuations of deferred income taxes and income tax contingencies; and credit losses related to the Company's financial instruments. Events and circumstances arising after October 1, 2022, including those resulting from the impact of the COVID-19 pandemic and the Russia-Ukraine conflict, will be reflected in management's estimates and assumptions in future periods.

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
The acquisition of Kongsberg ICS was accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying condensed consolidated balance sheet as of October 1, 2022. The operating results and cash flows of Kongsberg ICS are included in the condensed consolidated financial statements from the date of acquisition in the Company's Seating segment.
The preliminary purchase price and related allocation are shown below (in millions):

	July 2, 2022	Adjustments	October 1, 2022
Preliminary purchase price, net of acquired cash (1)	$187.8	$0.8	$188.6

Property, plant and equipment	121.8	2.3	124.1
Other assets purchased and liabilities assumed, net	27.5	(2.3)	25.2
Goodwill	27.4	0.8	28.2
Intangible assets	11.1	—	11.1
Preliminary purchase price allocation	$187.8	$0.8	$188.6
(1) Preliminary purchase price reflects cash paid of $184.2 million plus amounts due to seller of $4.4 million
Goodwill recognized in this transaction is primarily attributable to the assembled workforce and expected synergies related to future growth.
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
The Company incurred transaction costs of $9.6 million in the nine months ended October 1, 2022, which have been expensed as incurred and are recorded in selling, general and administrative expenses.
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
In the first nine months of 2022, the Company recorded charges of $89.0 million in connection with its restructuring actions. These charges consist of $69.8 million recorded as cost of sales and $19.2 million recorded as selling, general and administrative expenses. The restructuring charges consist of employee termination costs of $69.1 million, asset impairment charges of $8.1 million and contract termination costs of $2.4 million, as well as other related costs of $9.4 million. Employee

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
termination benefits were recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Asset impairment charges relate to the disposal of buildings, leasehold improvements and/or machinery and equipment with carrying values of $1.7 million in excess of related estimated fair values and the impairment of right-of-use assets of $6.4 million.
The Company expects to incur approximately $50 million of additional restructuring costs related to activities initiated as of October 1, 2022, and expects that the components of such costs will be consistent with its historical experience. Any future restructuring actions will depend upon market conditions, customer actions and other factors.
A summary of 2022 activity is shown below (in millions):

	Accrual at January 1, 2022	2022	Utilization		Accrual at October 1, 2022
		Charges	Cash	Non-cash
Employee termination benefits	$126.1	$69.1	$(57.7)	$(1.0)	$136.5
Asset impairment charges	—	8.1	—	(8.1)	—
Contract termination costs	3.3	2.4	(1.6)	—	4.1
Other related costs	—	9.4	(9.4)	—	—
Total	$129.4	$89.0	$(68.7)	$(9.1)	$140.6
(5) Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.
A summary of inventories is shown below (in millions):

	October 1, 2022	December 31, 2021
Raw materials	$1,213.0	$1,171.0
Work-in-process	125.8	119.9
Finished goods	405.3	453.4
Reserves	(150.0)	(172.4)
Inventories	$1,594.1	$1,571.9
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
During the first nine months of 2022 and 2021, the Company capitalized $181.4 million and $197.2 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During the first nine months of 2022 and 2021, the Company also capitalized $128.0 million and $115.1 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets.
During the first nine months of 2022 and 2021, the Company collected $245.5 million and $253.7 million, respectively, of cash related to E&D and tooling costs.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The classification of recoverable customer E&D and tooling costs related to long-term supply agreements included in the accompanying condensed consolidated balance sheets is shown below (in millions):

	October 1, 2022	December 31, 2021
Current	$256.5	$207.4
Long-term	145.1	143.5
Recoverable customer E&D and tooling	$401.6	$350.9
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
A summary of property, plant and equipment is shown below (in millions):

	October 1, 2022	December 31, 2021
Land	$99.9	$108.7
Buildings and improvements	827.6	850.3
Machinery and equipment	4,589.9	4,497.7
Construction in progress	350.3	345.6
Total property, plant and equipment	5,867.7	5,802.3
Less – accumulated depreciation	(3,162.8)	(3,082.2)
Property, plant and equipment, net	$2,704.9	$2,720.1
Depreciation expense was $124.1 million and $124.6 million in the three months ended October 1, 2022 and October 2, 2021, respectively, and $378.8 million and $374.0 million in the nine months ended October 1, 2022 and October 2, 2021, respectively.
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
In the first nine months of 2022 and 2021, the Company recognized property, plant and equipment impairment charges of $1.7 million and $1.0 million, respectively, in conjunction with its restructuring actions (Note 4, "Restructuring"). In the first nine months of 2022 and 2021, the Company recognized additional property, plant and equipment impairment charges of $5.7 million, including $4.4 million related to the Company's Russian operations (Note 2, "Current Operating Environment"), and $2.0 million, respectively. The impairment charges are included in cost of sales in the accompanying condensed consolidated statements of comprehensive income (loss) for the nine months ended October 1, 2022 and October 2, 2021.
Definite-Lived Intangible Assets
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
(8) Goodwill and Indefinite-Lived Intangible Assets
A summary of the changes in the carrying amount of goodwill, by operating segment, in the nine months ended October 1, 2022, is shown below (in millions):

	Seating	E-Systems	Total
Balance at January 1, 2022	$1,249.3	$408.6	$1,657.9
Acquisition of Kongsberg ICS	28.2	—	28.2
Foreign currency translation and other	(68.6)	(12.7)	(81.3)
Balance at October 1, 2022	$1,208.9	$395.9	$1,604.8
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
There was no impairment of goodwill in the first nine months of 2022 and 2021. The Company will, however, continue to assess the impact of significant industry and other events on its recorded goodwill.
For further information related to the acquisition, see Note 3, "Acquisition of Kongsberg ICS."
Indefinite-Lived Intangible Assets
In the first nine months of 2022, the Company recognized an impairment charge of $8.9 million related to an intangible asset of its E-Systems segment resulting from a change in the intended use of such asset. The impairment charge is included in amortization of intangible assets in the accompanying condensed consolidated statement of comprehensive income (loss) for the nine months ended October 1, 2022.
(9) Debt
Short-Term Borrowings
The Company utilizes uncommitted lines of credit as needed for its short-term working capital fluctuations. As of October 1, 2022 and December 31, 2021, the Company had lines of credit from banks totaling $258.7 million and $96.2 million, respectively. As of October 1, 2022, the Company had short-term debt balances outstanding related to draws on the lines of credit of $3.9 million. As of December 31, 2021, there were no short-term debt balances outstanding related to draws on the lines of credit.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Long-Term Debt
A summary of long-term debt, net of unamortized debt issuance costs and unamortized original issue premium (discount), and the related weighted average interest rates is shown below (in millions):

	October 1, 2022
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
3.8% Senior Notes due 2027 (the "2027 Notes")	$550.0	$(2.2)	$(1.9)	$545.9	3.885%
4.25% Senior Notes due 2029 (the "2029 Notes")	375.0	(2.1)	(0.8)	372.1	4.288%
3.5% Senior Notes due 2030 (the "2030 Notes")	350.0	(2.1)	(0.6)	347.3	3.525%
2.6% Senior Notes due 2032 (the "2032 Notes")	350.0	(2.9)	(0.7)	346.4	2.624%
5.25% Senior Notes due 2049 (the "2049 Notes")	625.0	(5.9)	13.3	632.4	5.103%
3.55% Senior Notes due 2052 (the "2052 Notes")	350.0	(3.8)	(0.6)	345.6	3.558%
Other	12.0	—	—	12.0	N/A
	$2,612.0	$(19.0)	$8.7	$2,601.7
Less — Current portion				(1.2)
Long-term debt				$2,600.5

	December 31, 2021
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
2027 Notes	$550.0	$(2.5)	$(2.2)	$545.3	3.885%
2029 Notes	375.0	(2.3)	(0.9)	371.8	4.288%
2030 Notes	350.0	(2.3)	(0.7)	347.0	3.525%
2032 Notes	350.0	(3.1)	(0.8)	346.1	2.624%
2049 Notes	625.0	(6.1)	13.7	632.6	5.103%
2052 Notes	350.0	(3.8)	(0.5)	345.7	3.558%
Other	7.5	—	—	7.5	N/A
	$2,607.5	$(20.1)	$8.6	2,596.0
Less — Current portion				(0.8)
Long-term debt				$2,595.2
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
(1) Commenced July 15, 2022

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Covenants
Subject to certain exceptions, the indentures governing the Notes contain certain restrictive covenants that, among other things, limit the ability of the Company to: (i) create or permit certain liens and (ii) consolidate, merge or sell all or substantially all of the Company's assets. The indentures governing the Notes also provide for customary events of default.
As of October 1, 2022, the Company was in compliance with all covenants under the indentures governing the Notes.
Credit Agreement
The Company's amended and restated unsecured credit agreement ("Credit Agreement") consists of a $2.0 billion revolving credit facility (the "Revolving Credit Facility"), which expires on October 28, 2026, and a $250 million term loan facility, which was repaid in full in the fourth quarter of 2021.
In the first nine months of 2022, aggregate borrowing and repayments under the Revolving Credit Facility were $65.0 million. As of October 1, 2022 and December 31, 2021, there were no borrowings outstanding under the Revolving Credit Facility.
Advances under the Revolving Credit Facility generally bear interest based on (i) the Eurocurrency Rate (as defined in the Credit Agreement) or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin, determined in accordance with a pricing grid. As of October 1, 2022, the ranges and rates are as follows (in percentages):

	Eurocurrency Rate			Base Rate
			Rate as of			Rate as of
	Minimum	Maximum	October 1, 2022	Minimum	Maximum	October 1, 2022
Revolving Credit Facility	0.925%	1.450%	1.125%	0.000%	0.450%	0.125%
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
As of October 1, 2022, the Company was in compliance with all covenants under the Credit Agreement.
Other Long-Term Debt
As of October 1, 2022 and December 31, 2021, other long-term debt, including the current portion, consists of amounts outstanding under an unsecured working capital loan and a finance lease agreement.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(10) Leases
The Company has operating leases for production, office and warehouse facilities, manufacturing and office equipment and vehicles. Operating lease assets and obligations included in the accompanying condensed consolidated balance sheets are shown below (in millions):

	October 1, 2022	December 31, 2021
Right-of-use assets under operating leases:
Other long-term assets	$652.3	$627.9
Lease obligations under operating leases:
Accrued liabilities	$130.4	$125.6
Other long-term liabilities	555.8	523.6
	$686.2	$649.2
Maturities of lease obligations as of October 1, 2022, are shown below (in millions):

October 1, 2022
2022 (1)	$41.1
2023	142.0
2024	123.0
2025	104.7
2026	92.5
Thereafter	270.4
Total undiscounted cash flows	773.7
Less: Imputed interest	(87.5)
Lease obligations under operating leases	$686.2
(1) For the remaining three months
Cash flow information related to operating leases is shown below (in millions):

	Nine Months Ended
	October 1, 2022	October 2, 2021
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$166.6	$200.0
Operating cash flows:
Cash paid related to operating lease obligations	$121.5	$121.7
In addition to the right-of-use assets obtained in exchange for operating lease obligations shown above, in the nine months ended October 1, 2022, the Company acquired $34.1 million of right-of-use assets and related lease liabilities in connection with its acquisition of Kongsberg ICS. See Note 3, "Acquisition of Kongsberg ICS."

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Lease expense included in the accompanying condensed consolidated statements of comprehensive income (loss) is shown below (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Operating lease expense	$40.5	$40.7	$122.8	$119.6
Short-term lease expense	5.7	5.0	16.5	13.6
Variable lease expense	2.1	1.7	6.2	6.1
Total lease expense	$48.3	$47.4	$145.5	$139.3
In the nine months ended October 1, 2022, the Company recognized right-of-use asset impairment charges of $6.4 million in conjunction with its restructuring actions (Note 4, "Restructuring"). In the three and nine months ended October 1, 2022, the Company recognized additional right-of-use asset impairment charges of $7.0 million related to its Russian operations (Note 2, "Current Operating Environment"). The impairment charges are included in cost of sales in the accompanying condensed consolidated statements of comprehensive income (loss) for the three and nine months ended October 1, 2022, as applicable.
The weighted average lease term and discount rate for operating leases are shown below:

October 1, 2022
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
Net Periodic Pension and Other Postretirement Benefit (Credit) Cost
The components of the Company's net periodic pension benefit (credit) cost are shown below (in millions):

	Three Months Ended				Nine Months Ended
	October 1, 2022		October 2, 2021		October 1, 2022		October 2, 2021
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$1.0	$—	$1.2	$—	$3.1	$—	$3.9
Interest cost	3.9	2.8	3.7	2.6	11.6	8.6	10.9	7.9
Expected return on plan assets	(6.0)	(4.3)	(5.9)	(4.9)	(17.9)	(13.1)	(17.7)	(14.7)
Amortization of actuarial loss	0.5	1.0	1.0	1.5	1.5	3.1	2.9	4.6
Settlement loss	—	—	—	—	0.4	—	0.4	—
Net periodic benefit (credit) cost	$(1.6)	$0.5	$(1.2)	$0.4	$(4.4)	$1.7	$(3.5)	$1.7

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The components of the Company's net periodic other postretirement benefit cost are shown below (in millions):

	Three Months Ended				Nine Months Ended
	October 1, 2022		October 2, 2021		October 1, 2022		October 2, 2021
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Interest cost	$0.3	$0.1	$0.3	$0.1	$1.1	$0.5	$1.0	$0.5
Amortization of actuarial gain	(0.3)	—	(0.2)	—	(0.9)	—	(0.8)	—
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)	—
Net periodic benefit cost	$—	$0.1	$0.1	$0.1	$0.1	$0.5	$0.1	$0.5
Contributions
In the nine months ended October 1, 2022, employer contributions to the Company's domestic and foreign defined benefit pension plans were $7.0 million. The Company expects contributions to its funded pension plans and benefit payments related to its unfunded pension plans to be $8 million to $10 million in 2022.
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
Revenue is recognized at a point in time when control of the product is transferred to the customer under standard commercial terms, as the Company does not have an enforceable right to payment prior to such transfer. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for those products based on the current purchase orders, annual price reductions and ongoing price adjustments. In the first nine months of 2022 and 2021, revenue recognized related to prior years represented approximately 1% of consolidated net sales. The Company's customers pay for products received in accordance with payment terms that are customary within the industry. The Company's contracts with its customers do not have significant financing components.
The Company records a contract liability for advances received from its customers. As of October 1, 2022 and December 31, 2021, there were no significant contract liabilities recorded. Further, in the first nine months of 2022 and 2021, there were no significant contract liabilities recognized in revenue.
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
A summary of the Company's revenue by reportable operating segment and geography is shown below (in millions):

	Three Months Ended
	October 1, 2022			October 2, 2021
	Seating	E-Systems	Total	Seating	E-Systems	Total
North America	$1,888.8	$395.4	$2,284.2	$1,457.0	$332.3	$1,789.3
Europe and Africa	1,116.7	472.1	1,588.8	945.1	388.3	1,333.4
Asia	719.7	423.2	1,142.9	622.0	340.0	962.0
South America	162.6	62.7	225.3	142.1	41.4	183.5
	$3,887.8	$1,353.4	$5,241.2	$3,166.2	$1,102.0	$4,268.2

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Nine Months Ended
	October 1, 2022			October 2, 2021
	Seating	E-Systems	Total	Seating	E-Systems	Total
North America	$5,553.4	$1,122.1	$6,675.5	$4,698.3	$959.2	$5,657.5
Europe and Africa	3,650.3	1,474.4	5,124.7	3,645.8	1,491.6	5,137.4
Asia	2,013.3	1,075.7	3,089.0	2,003.4	1,041.3	3,044.7
South America	457.4	174.0	631.4	422.9	120.8	543.7
	$11,674.4	$3,846.2	$15,520.6	$10,770.4	$3,612.9	$14,383.3
(13) Other (Income) Expense, Net
Other (income) expense, net includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the disposal of fixed assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense.
A summary of other (income) expense, net is shown below (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Other expense	$20.3	$12.5	$66.2	$26.5
Other income	(2.2)	(1.4)	(6.4)	(55.2)
Other (income) expense, net	$18.1	$11.1	$59.8	$(28.7)
In the three and nine months ended October 1, 2022, other expense includes net foreign currency transaction losses of $12.8 million and $38.6 million, respectively, including $10.6 million related to foreign currency contracts of the €140 million I.G. Bauerhin purchase price to be paid pending closing of such transaction and $0.8 million and $14.5 million, respectively, related to foreign exchange rate volatility following Russia's invasion of Ukraine.
In the three and nine months ended October 2, 2021, other expense includes net foreign currency transaction losses of $6.9 million and $13.6 million, respectively, and a loss of $1 million related to the impairment of an affiliate. In the nine months ended October 2, 2021, other income includes a gain of $46.0 million related to a favorable indirect tax ruling in Brazil.
(14) Income Taxes
A summary of the provision for income taxes and the corresponding effective tax rate for the three and nine months ended October 1, 2022 and October 2, 2021, is shown below (in millions, except effective tax rates):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Provision for income taxes	$41.7	$20.9	$85.6	$119.1
Pretax income before equity in net (income) loss of affiliates	$154.9	$13.9	$336.0	$522.0
Effective tax rate	26.9%	150.4%	25.5%	22.8%

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The Company's provision for income taxes is impacted by the level and mix of earnings among tax jurisdictions. In addition, the Company recognized discrete tax benefits (expense) on the significant items shown below (in millions):

	Nine Months Ended
	October 1, 2022	October 2, 2021
Restructuring charges and various other items	$26.3	$25.5
Valuation allowances on deferred tax assets	(2.6)	(13.4)
Release of tax reserves	4.7	1.3
Favorable indirect tax ruling in a foreign jurisdiction	—	(9.2)
	$28.4	$4.2
Excluding the items above, the effective tax rate for the first nine months of 2022 and 2021 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
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
On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law. The IRA contains a number of revisions to the Internal Revenue Code, including a 15% corporate minimum tax and a 1% excise tax on share repurchases, both of which are effective for tax years beginning after December 31, 2022, as well as numerous renewable energy credits. The Company is evaluating the impact of the IRA; however, the tax-related provisions of the IRA are not expected to have a material impact on the Company's consolidated financial statements.
For further information related to the Company's income taxes, see Note 9, "Income Taxes," to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
(15) Net Income (Loss) Per Share Attributable to Lear
Basic net income (loss) per share attributable to Lear is computed by dividing net income (loss) attributable to Lear by the average number of common shares outstanding during the period. Common shares issuable upon the satisfaction of certain conditions pursuant to a contractual agreement are considered common shares outstanding and are included in the computation of basic net income (loss) per share attributable to Lear.
Diluted net income per share attributable to Lear is computed using the treasury stock method by dividing net income attributable to Lear by the average number of common shares outstanding, including the dilutive effect of common stock equivalents using the average share price during the period. The computation of diluted net loss per share attributable to Lear excludes the effect of common stock equivalents as such effect would be anti-dilutive.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of information used to compute basic and diluted net income (loss) per share attributable to Lear is shown below (in millions, except share and per share data):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income (loss) attributable to Lear	$92.3	$(26.5)	$210.2	$352.4

Average common shares outstanding	59,551,765	59,906,531	59,794,788	60,171,402
Dilutive effect of common stock equivalents	234,095	—	236,696	291,999
Average diluted shares outstanding	59,785,860	59,906,531	60,031,484	60,463,401

Basic net income (loss) per share attributable to Lear	$1.55	$(0.44)	$3.52	$5.86

Diluted net income (loss) per share attributable to Lear	$1.54	$(0.44)	$3.50	$5.83
(16) Comprehensive Income (Loss) and Equity
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as all changes in the Company's net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items recorded in equity are included in comprehensive income (loss).
Accumulated Other Comprehensive Loss
A summary of changes, net of tax, in accumulated other comprehensive loss for the three and nine months ended October 1, 2022, is shown below (in millions):

	Three Months Ended October 1, 2022	Nine Months Ended October 1, 2022
Defined benefit plans:
Balance at beginning of period	$(194.5)	$(199.4)
Reclassification adjustments (net of tax expense of $0.2 million and $0.7 million in the three and nine months ended October 1, 2022, respectively)	1.0	3.3
Other comprehensive income recognized during the period (net of tax impact of $— million in the three and nine months ended October 1, 2022)	5.2	7.8
Balance at end of period	$(188.3)	$(188.3)
Derivative instruments and hedging:
Balance at beginning of period	$(7.2)	$(18.6)
Reclassification adjustments (net of tax benefit of $2.3 million and $5.6 million in the three and nine months ended October 1, 2022, respectively)	(9.2)	(23.6)
Other comprehensive income recognized during the period (net of tax expense of $3.8 million and $10.0 million in the three and nine months ended October 1, 2022, respectively)	16.1	41.9
Balance at end of period	$(0.3)	$(0.3)
Foreign currency translation:
Balance at beginning of period	$(752.5)	$(552.2)
Other comprehensive loss recognized during the period (net of tax expense of $2.7 million and $7.1 million in the three and nine months ended October 1, 2022, respectively)	(181.9)	(382.2)
Balance at end of period	$(934.4)	$(934.4)

Total accumulated other comprehensive loss	$(1,123.0)	$(1,123.0)

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
In the three and nine months ended October 1, 2022, foreign currency translation adjustments are primarily related to the weakening of the Euro, and to a lesser extent the Chinese renminbi, relative to the U.S. dollar.
In the three and nine months ended October 1, 2022, foreign currency translation adjustments include pretax losses of $0.7 million and $2.0 million, respectively, related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future, and derivative net investment hedge gains of $14.8 million and $34.2 million, respectively.
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
In the three months ended October 2, 2021, foreign currency translation adjustments are primarily related to the weakening of the Euro and the Brazilian real relative to the U.S. dollar. In the nine months ended October 2, 2021, foreign currency translation adjustments are primarily related to the weakening of the Euro, and to a lesser extent the Brazilian real, partially offset by the strengthening of the Chinese renminbi, relative to the U.S. dollar.
In the three and nine months ended October 2, 2021, foreign currency translation adjustments include pretax gains (losses) of $0.2 million and ($0.4) million, respectively, related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future, and derivative net investment hedge gains of $6.6 million and $13.9 million, respectively.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The Company has a common stock share repurchase program (the "Repurchase Program") which permits the discretionary repurchase of its common stock. Since its inception in the first quarter of 2011, the Company's Board of Directors (the "Board") has authorized $6.1 billion in share repurchases under the Repurchase Program, and the Company has repurchased, in aggregate, $4.8 billion of its outstanding common stock, at an average price of $91.42 per share, excluding commissions and related fees. On May 19, 2022, the Board extended the term of the Repurchase Program to December 31, 2024.
Share repurchases in the first nine months of 2022 and the remaining purchase authorization as of October 1, 2022, are shown below (in millions, except for share and per share amounts):

Nine Months Ended				As of October 1, 2022
October 1, 2022
Aggregate Repurchases	Cash Paid for Repurchases	Number of Shares	Average Price per Share (1)	Remaining Purchase Authorization
$75.2	$75.2	567,412	$132.49	$1,254.5
(1) Excludes commissions
In addition to shares repurchased under the Repurchase Program described above, the Company classifies shares withheld from the settlement of the Company's restricted stock unit and performance share awards to cover tax withholding requirements as common stock held in treasury in the condensed consolidated balance sheets.
Quarterly Dividend
In the first nine months of 2022, the Board declared quarterly cash dividends of $0.77 per share of common stock. In the first nine months of 2021, the Board declared cash dividends of $0.25 per share of common stock in the first and second quarters and a cash dividend of $0.50 per share of common stock in the third quarter.
Dividends declared and paid are shown below (in millions):

	Nine Months Ended
	October 1, 2022	October 2, 2021
Dividends declared	$139.8	$61.1
Dividends paid	139.4	60.7
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
Noncontrolling interest of $7.6 million was recorded in conjunction with the transaction. The difference between the consideration paid and the carrying value of the noncontrolling interest recorded is reflected in additional paid-in capital in the accompanying condensed consolidated balance sheets as of October 1, 2022 and December 31, 2021.
The proceeds from the sale are classified within cash flows used in financing activities in the accompanying condensed consolidated statement of cash flows for the nine months ended October 2, 2021.
(17) Legal and Other Contingencies
As of October 1, 2022 and December 31, 2021, the Company had recorded reserves for pending legal disputes, including commercial disputes, product liability claims and other legal matters, of $15.6 million and $19.5 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product warranty and recall reserves are recorded separately from legal reserves, as described below.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Commercial Disputes
The Company is involved from time to time in legal proceedings and claims related to commercial or contractual disputes with its customers, suppliers and competitors. These disputes vary in nature and are usually resolved by negotiations between the parties.
Product Liability, Warranty and Recall Matters
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
In certain instances, allegedly defective products may be supplied by the Company's suppliers. The Company may seek recovery from its suppliers of materials or services included within the Company's products that are associated with product liability claims, recalls and warranty claims. The Company carries insurance for certain legal matters, including product liability claims, but such coverage may be limited. The Company does not maintain insurance for product warranty or recall matters.
The Company records product warranty and recall reserves when liability is probable and related amounts are reasonably estimable.
A summary of the changes in reserves for product warranty and recall claims for the nine months ended October 1, 2022, is shown below (in millions):

Balance at January 1, 2022	$46.0
Expense, net (including changes in estimates)	8.8
Settlements	(15.7)
Foreign currency translation and other	(3.3)
Balance at October 1, 2022	$35.8
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
As of October 1, 2022 and December 31, 2021, the Company had recorded environmental reserves of $7.8 million and $8.0 million, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Although the Company records reserves for legal disputes, product warranty and recall claims and environmental and other matters in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain. Actual results may differ significantly from current estimates.
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
A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended October 1, 2022
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$3,887.8	$1,353.4	$—	$5,241.2
Segment earnings (1)	222.6	46.8	(71.6)	197.8
Depreciation and amortization	90.2	44.2	4.9	139.3
Capital expenditures	77.9	57.6	4.9	140.4
Total assets	7,879.7	3,642.7	1,856.8	13,379.2

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended October 2, 2021
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$3,166.2	$1,102.0	$—	$4,268.2
Segment earnings (1)	126.7	(7.5)	(71.6)	47.6
Depreciation and amortization	90.3	46.2	3.9	140.4
Capital expenditures	85.2	58.9	8.5	152.6
Total assets	7,405.4	3,597.3	2,043.3	13,046.0

	Nine Months Ended October 1, 2022
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$11,674.4	$3,846.2	$—	$15,520.6
Segment earnings (1)	636.6	64.7	(230.9)	470.4
Depreciation and amortization	276.5	143.8	14.0	434.3
Capital expenditures	260.8	163.7	18.4	442.9

	Nine Months Ended October 2, 2021
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$10,770.4	$3,612.9	$—	$14,383.3
Segment earnings (1)	670.9	108.4	(218.8)	560.5
Depreciation and amortization	270.8	149.1	11.5	431.4
Capital expenditures	231.7	153.9	19.9	405.5
(1) See definition above
For the three months ended October 1, 2022, segment earnings include restructuring charges of $12.0 million, $5.2 million and $0.1 million in the Seating and E-Systems segments and in the other category, respectively. For the nine months ended October 1, 2022, segment earnings include restructuring charges of $46.8 million, $37.1 million and $5.1 million in the Seating and E-Systems segments and in the other category, respectively. The Company expects to incur approximately $32 million and $18 million of additional restructuring costs in the Seating and E-Systems segments, respectively, related to activities initiated as of October 1, 2022, and expects that the components of such costs will be consistent with its historical experience.
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
For further information, see Note 4, "Restructuring."
A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net (income) loss of affiliates is shown below (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Segment earnings	$197.8	$47.6	$470.4	$560.5
Interest expense	24.8	22.6	74.6	67.2
Other (income) expense, net	18.1	11.1	59.8	(28.7)
Consolidated income before provision for income taxes and equity in net (income) loss of affiliates	$154.9	$13.9	$336.0	$522.0

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(19) Financial Instruments
Debt Instruments
The carrying values of the Notes vary from their fair values. The fair values of the Notes were determined by reference to the quoted market prices of these securities (Level 2 input based on the GAAP fair value hierarchy). The estimated fair value, as well as the carrying value, of the Company's debt instruments are shown below (in millions):

	October 1, 2022	December 31, 2021
Estimated aggregate fair value (1)	$2,077.5	$2,868.6
Aggregate carrying value (1) (2)	2,600.0	2,600.0
(1) Excludes "other" debt
(2) Excludes the impact of unamortized debt issuance costs and unamortized original issue premium (discount)
Cash, Cash Equivalents and Restricted Cash
The Company has cash on deposit that is legally restricted as to use or withdrawal. A reconciliation of cash, cash equivalents and restricted cash included in the accompanying condensed consolidated balance sheets and the accompanying condensed consolidated statements of cash flows is shown below (in millions):

	October 1, 2022	October 2, 2021
Balance sheet:
Cash and cash equivalents	$842.2	$1,099.1
Restricted cash included in other current assets	—	1.4
Restricted cash included in other long-term assets	2.1	1.6
Statement of cash flows:
Cash, cash equivalents and restricted cash	$844.3	$1,102.1
Accounts Receivable
The Company's allowance for credit losses on financial assets measured at amortized cost, primarily accounts receivable, reflects management's estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. The Company also considers geographic and segment specific risk factors in the development of expected credit losses. As of October 1, 2022 and December 31, 2021, accounts receivable are reflected net of reserves of $31.6 million and $35.5 million, respectively. Changes in expected credit losses were not significant in the first nine months of 2022.
Marketable Equity Securities
Marketable equity securities, which the Company accounts for under the fair value option, are included in the accompanying condensed consolidated balance sheets as shown below (in millions):

	October 1, 2022	December 31, 2021
Current assets	$3.4	$3.5
Other long-term assets	48.1	58.8
	$51.5	$62.3
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Equity Securities Without Readily Determinable Fair Values
As of October 1, 2022 and December 31, 2021, investments in equity securities without readily determinable fair values of $18.2 million and $15.4 million, respectively, are included in other long-term assets in the accompanying condensed consolidated balance sheets. Such investments are valued at cost, less cumulative impairments of $10.0 million. During the nine months ended October 2, 2021, the Company recognized an impairment charge of $1.0 million related to an investment in equity securities without a readily determinable fair value.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Net Investment Hedges
The Company uses cross-currency interest rate swaps, which are designated as net investment hedges of the foreign currency rate exposure of its investment in certain Euro-denominated subsidiaries. In the nine months ended October 1, 2022 and October 2, 2021, contra interest expense on net investment hedges of $4.1 million and $4.9 million, respectively, is included in interest expense in the accompanying condensed consolidated statements of comprehensive income (loss).
Balance Sheet Classification
The notional amount, estimated aggregate fair value and related balance sheet classification of the Company's foreign currency and net investment hedge contracts are shown below (in millions, except for maturities):

	October 1, 2022	December 31, 2021
Fair value of foreign currency contracts designated as cash flow hedges:
Other current assets	$34.5	$19.4
Other long-term assets	8.0	0.1
Other current liabilities	(13.4)	(10.1)
Other long-term liabilities	(1.6)	(2.8)
	27.5	6.6
Notional amount	$1,145.1	$1,077.6
Outstanding maturities in months, not to exceed	24	23
Fair value of derivatives designated as net investment hedges:
Other long-term assets	$13.7	$—
Other current liabilities	—	(3.2)
Other long-term liabilities	—	(1.6)
	13.7	(4.8)
Notional amount	$150.0	$300.0
Outstanding maturities in months, not to exceed	42	33
Fair value of foreign currency contracts not designated as hedging instruments:
Other current assets	$8.7	$2.2
Other current liabilities	(16.6)	(3.3)
	(7.9)	(1.1)
Notional amount	$728.7	$445.5
Outstanding maturities in months, not to exceed	10	12
Total fair value	$33.3	$0.7
Total notional amount	$2,023.8	$1,823.1

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Accumulated Other Comprehensive Loss — Derivative Instruments and Hedging
Pretax amounts related to foreign currency and net investment hedge contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign currency contracts	$19.9	$(17.8)	$51.9	$8.4
Net investment hedge contracts	14.8	6.6	34.2	13.9
	34.7	(11.2)	86.1	22.3
(Gains) losses reclassified from accumulated other comprehensive loss to:
Net sales	(4.3)	(1.9)	(9.2)	(2.5)
Cost of sales	(7.8)	(16.2)	(21.8)	(33.5)
Interest expense	0.6	0.6	1.8	1.8
	(11.5)	(17.5)	(29.2)	(34.2)
Comprehensive income (loss)	$23.2	$(28.7)	$56.9	$(11.9)
As of October 1, 2022 and December 31, 2021, pretax net gains (losses) of $40.8 million and ($16.1) million, respectively, related to the Company's derivative instruments and hedging activities were recorded in accumulated other comprehensive loss.
During the next twelve-month period, net gains (losses) expected to be reclassified into earnings are shown below (in millions):

Foreign currency contracts	$21.1
Interest rate swap contracts	(2.4)
Total	$18.7
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
Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of October 1, 2022 and December 31, 2021, are shown below (in millions):

	October 1, 2022
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$19.6	Market/ Income	$—	$19.6	$—
Net investment hedges	Recurring	13.7	Market/ Income	—	13.7	—
Marketable equity securities	Recurring	51.5	Market	51.5	—	—

	December 31, 2021
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$5.5	Market/ Income	$—	$5.5	$—
Net investment hedges	Recurring	(4.8)	Market/ Income	—	(4.8)	—
Marketable equity securities	Recurring	62.3	Market	62.3	—	—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company's counterparties. If an estimate of the credit spread is required, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of October 1, 2022 and December 31, 2021, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy in the first nine months of 2022.
Items Measured at Fair Value on a Non-Recurring Basis
The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy.
As a result of the acquisition of Kongsberg ICS (Note 3, "Acquisition of Kongsberg ICS"), Level 3 fair value estimates related to property, plant and equipment of $124.1 million, right-of-use assets of $34.1 million and developed technology intangible assets of $11.1 million are recorded in the accompanying condensed consolidated balance sheet as of October 1, 2022. Fair value estimates of property, plant and equipment were based on independent appraisals, giving consideration to the highest and best use of the assets. Key assumptions used in the appraisals were based on a combination of market and cost approaches, as

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
appropriate. Fair value estimates of right-of-use assets were based on a market approach. Fair value estimates of developed technology intangible assets were based on a relief from royalty approach.
In the nine months ended October 1, 2022 and October 2, 2021, the Company completed impairment assessments related to certain of its intangible assets resulting from changes in the intended uses of such assets and recorded impairment charges of $8.9 million and $8.5 million, respectively. The fair value estimate of the related asset group was based on management's estimates using a discounted cash flow method.
In the third quarter of 2022, the Company completed impairment assessments related to certain of the assets of its Russian operations and recorded charges of $19.9 million related to impairments of inventory, property, plant and equipment and right-of-use assets. The fair value estimates of the related assets were based on management's estimates using a discounted cash flow method.
As of October 1, 2022, there were no additional significant assets or liabilities measured at fair value on a non-recurring basis.
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
Pronouncements effective after 2022:
Supplier Finance Programs
The FASB issued ASU 2022-04, "Liabilities - Supplier Finance Programs." The guidance requires disclosure of key terms of supplier finance programs, including payment terms and assets pledged, amounts outstanding at end of period and applicable balance sheet line item(s), and a rollforward of obligations. The guidance does not affect the existing recognition, measurement or financial statement presentation of supplier finance program obligations. The guidance is effective January 1, 2023, with the exception of rollforward information which is effective January 1, 2024. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

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
Industry overview
Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on the availability of raw materials and components and consumer demand for automotive vehicles, and our content per vehicle. Due to the overall global economic conditions in 2020, largely as a result of the COVID-19 pandemic, the automotive industry experienced a decline in global customer sales and production volumes. Although industry production increased 3% in 2021 over 2020 and is expected to increase 7% in 2022 over 2021 (based on October 2022 S&P Global Mobility, formerly IHS Markit, projections), production remains well below recent historic levels and consumer demand. This is largely due to the continuing impact of the COVID-19 pandemic, particularly through supply shortages and, to a lesser extent, the resurgence of the virus in China with corresponding "stay at home" government orders, as well as the Russia-Ukraine conflict. The most significant supply shortage relates to semiconductor chips, which is impacting global vehicle production and resulting in reductions and cancellations of planned production. In addition, we are experiencing increased costs related to labor inefficiencies and shortages, which are likely to continue. Increases in certain commodity costs, as well as transportation, logistics and utility costs, are also impacting, and will continue to impact, our operating results for the foreseeable future. Further resurgences of the COVID-19 virus or its variants in other regions, including corresponding "stay at home" or similar government orders impacting industry production, could also impact our financial results. For risks related to the COVID-19 pandemic, including supply shortages, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented and updated by Part II — Item 1A, "Risk Factors," in this Report.
In March 2022, as our customers began to suspend their Russian operations as a result of Russia's invasion of Ukraine, we similarly began to suspend our Russian operations. Since the first quarter of 2022, we have suspended all production in Russia (but for certain de minimis operations) and significantly decreased our workforce in the country. Given the continued uncertainty regarding our Russian operations and the military escalation announced by the Russian government in September 2022, we recorded charges of approximately $20 million in the third quarter of 2022 related to impairments of substantially all of our operating assets, including inventory, property, plant and equipment and right-of-use assets. Although our net sales and total assets in Russia represent less than 1% of our consolidated net sales and total assets, the Russia-Ukraine conflict and sanctions imposed on Russia globally have resulted in economic and supply chain disruptions affecting the overall automotive industry, the ultimate financial impact of which cannot be reasonably estimated. Further, although we do not have operations in Ukraine, the Ukrainian operations of certain of our suppliers and suppliers of our customers have been and will likely continue to be disrupted by the Russia-Ukraine conflict. For further information, see Note 2, "Current Operating Environment," Note 7, "Long-Lived Assets," Note 10, "Leases," and Note 19, "Financial Instruments," to the condensed consolidated financial statements included in this Report.
Global automotive industry production volumes in the first nine months of 2022, as compared to the first nine months of 2021, are shown below (in thousands of units):

	Nine Months Ended
	October 1, 2022 (1)	October 2, 2021 (1) (2)	% Change
North America	10,790.4	9,753.7	11%
Europe and Africa	11,767.4	12,205.9	(4)%
Asia	33,080.5	29,660.2	12%
South America	2,012.1	1,829.0	10%
Other	1,435.3	1,128.6	27%
Global light vehicle production	59,085.7	54,577.4	8%
(1) Production data based on S&P Global Mobility
(2) Production data for 2021 have been updated from our third quarter 2021 Quarterly Report on Form 10-Q to reflect actual production levels

LEAR CORPORATION
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
Our percentage of consolidated net sales by region in the first nine months of 2022 and 2021 is shown below:

	Nine Months Ended
	October 1, 2022	October 2, 2021
North America	43%	39%
Europe and Africa	33%	36%
Asia	20%	21%
South America	4%	4%
Total	100%	100%
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
In addition to key foundational attributes imperative for success as an automotive supplier (quality, service and cost), our strategic initiatives focus on furthering our competitive differentiation through vertical integration, disruptive innovation and advanced manufacturing technology. We have expanded key component capabilities through organic investment and acquisitions to ensure a full complement of the best solutions for our customers. We have restructured, and continue to align, our manufacturing and engineering footprint to attain a leading competitive cost position globally. We have established or expanded activities in new and growing markets, in support of our customers' growth initiatives and in pursuit of opportunities with new customers. These initiatives have helped us achieve our financial goals overall, as well as more regional, customer and vehicle segment diversification in our business.
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
Our material cost as a percentage of net sales was 66.4% in the first nine months of 2022, as compared to 65.0% in the first nine months of 2021, reflecting increases in certain commodity costs. Raw material, energy and commodity costs can be volatile, reflecting, among other things, changes in supply and demand, logistics issues, global trade and tariff policies, and geopolitical issues. Our primary commodity cost exposures relate to steel, copper and leather. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, contractual recovery mechanisms and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and

LEAR CORPORATION
product benchmarking. Further, our exposure to changes in steel prices is primarily indirect, through purchased components, and a significant portion of our copper, leather and direct steel purchases are subject to price index agreements with our customers and suppliers. Certain of these strategies also may limit our opportunities in a declining commodity price environment. In the current environment of escalating raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, have only offset a portion of the adverse impact. In addition, the availability of raw materials, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented and updated by Part II — Item 1A, "Risk Factors," in this Report.
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
Acquisitions
On February 28, 2022, we completed the acquisition of Kongsberg ICS, which specializes in comfort seating solutions. With almost 50 years of experience in comfort seating solutions, Kongsberg ICS has leading technology, a well-balanced customer portfolio built on longstanding relationships with leading premium automotive manufacturers, and an experienced team. The Kongsberg ICS acquisition is expected to further advance our seat component capabilities into specialized comfort seating solutions that further differentiate our product offerings and improve vehicle performance and packaging — important features across various vehicle segments. The transaction is valued at approximately $189 million, on a cash and debt free basis.
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
Operational Restructuring
In the first nine months of 2022, we incurred pretax restructuring costs of $89 million and related manufacturing inefficiency charges of approximately $5 million, as compared to pretax restructuring costs of $78 million and related manufacturing inefficiency charges of approximately $10 million in the first nine months of 2021. None of the individual restructuring actions initiated in the first nine months of 2022 were material. Further, there have been no changes in previously initiated restructuring actions that have resulted (or will result) in a material change to our restructuring costs.
Our restructuring actions include plant closures and workforce reductions and are initiated to maintain our competitive footprint or are in response to customer initiatives or changes in global and regional automotive markets. Our restructuring actions are designed to maintain or improve our operating results and profitability throughout the automotive industry cycles. Restructuring actions are generally funded within twelve months of initiation and are funded by cash flows from operating activities and

LEAR CORPORATION
existing cash balances. We expect to incur approximately $50 million of additional restructuring costs related to activities initiated as of October 1, 2022, all of which are expected to be incurred in the next twelve months. We plan to implement additional restructuring actions in order to align our manufacturing capacity and other costs with prevailing regional automotive production levels. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
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
Since the first quarter of 2011, our Board of Directors (the "Board") has authorized $6.1 billion in share repurchases under our common stock share repurchase program. In the first nine months of 2022, we repurchased $75 million of shares. At the end of the third quarter of 2022, we have a remaining repurchase authorization of $1.3 billion, which expires on December 31, 2024.
Our Board declared a quarterly cash dividend of $0.77 per share of common stock in the first, second and third quarters of 2022.
For further information related to our common stock share repurchase program and our quarterly cash dividends, see "— Liquidity and Capital Resources — Capitalization" below and Note 16, "Comprehensive Income (Loss) and Equity," to the condensed consolidated financial statements included in this Report.
Other Matters
In the three months ended October 1, 2022, we recognized tax expense of $3 million related to the establishment of a valuation allowance on deferred tax assets of a foreign subsidiary and net tax benefits of $6 million related to restructuring charges and various other items. In the nine months ended October 1, 2022, we recognized net tax benefits of $5 million related to the release of tax reserves at several foreign subsidiaries, net tax expense of $3 million related to changes in valuation allowances on deferred tax assets of foreign subsidiaries and net tax benefits of $26 million related to restructuring charges and various other items.
In the three months ended October 2, 2021, we recognized tax expense of $20 million related to the establishment of valuation allowances on deferred tax assets of foreign subsidiaries, net tax benefits of $7 million related to a favorable indirect tax ruling and net tax benefits of $7 million related to restructuring charges and various other items. In the nine months ended October 2, 2021, we recognized net tax expense of $13 million related to changes in valuation allowances on deferred tax assets of foreign subsidiaries, tax expense of $9 million on a $46 million gain related to a favorable indirect tax ruling in a foreign jurisdiction and net tax benefits of $26 million related to the net release of tax reserves at several foreign subsidiaries, restructuring charges and various other items.

LEAR CORPORATION
Our results for the three and nine months ended October 1, 2022 and October 2, 2021, reflect the following items (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Costs related to restructuring actions, including manufacturing inefficiencies of $1 million and $5 million in the three and nine months ended October 1, 2022, respectively, and $3 million and $10 million in the three and nine months ended October 2, 2021, respectively	$19	$49	$94	$88
Acquisition costs	—	—	10	—
Acquisition-related inventory fair value adjustment	—	—	1	—
Other acquisition-related costs	11	—	11	—
Impairments related to Russian operations	20	—	20	—
Intangible asset impairment	—	—	9	9
Costs (insurance recoveries) related to typhoon in the Philippines, net	(1)	—	4	—
Foreign exchange losses due to foreign exchange rate volatility related to Russia	1	—	15	—
Favorable indirect tax ruling in a foreign jurisdiction	—	1	—	(46)
Loss related to affiliate	—	—	—	1
Tax (benefit) expense, net	(3)	6	(28)	(4)
For further information regarding these items, see Note 3, "Acquisition of Kongsberg ICS," Note 4, "Restructuring," Note 7, "Long-Lived Assets," Note 8, "Goodwill and Indefinite-Lived Intangible Assets," Note 10, "Leases," Note 13, "Other (Income) Expense, Net," and Note 14, "Income Taxes," to the condensed consolidated financial statements included in this Report.
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
RESULTS OF OPERATIONS
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three Months Ended				Nine Months Ended
	October 1, 2022		October 2, 2021		October 1, 2022		October 2, 2021
Net sales
Seating	$3,887.8	74.2%	$3,166.2	74.2%	$11,674.4	75.2%	$10,770.4	74.9%
E-Systems	1,353.4	25.8	1,102.0	25.8	3,846.2	24.8	3,612.9	25.1
Net sales	5,241.2	100.0	4,268.2	100.0	15,520.6	100.0	14,383.3	100.0
Cost of sales	4,864.3	92.8	4,041.5	94.7	14,482.3	93.3	13,262.4	92.2
Gross profit	376.9	7.2	226.7	5.3	1,038.3	6.7	1,120.9	7.8
Selling, general and administrative expenses	163.9	3.1	163.3	3.8	512.4	3.3	503.0	3.5
Amortization of intangible assets	15.2	0.3	15.8	0.4	55.5	0.3	57.4	0.4
Interest expense	24.8	0.5	22.6	0.5	74.6	0.5	67.2	0.5
Other (income) expense, net	18.1	0.3	11.1	0.3	59.8	0.4	(28.7)	(0.2)
Provision for income taxes	41.7	0.8	20.9	0.5	85.6	0.5	119.1	0.8
Equity in net (income) loss of affiliates	(6.0)	(0.1)	1.7	—	(21.0)	(0.1)	(9.1)	(0.1)
Net income attributable to noncontrolling interests	26.9	0.5	17.8	0.4	61.2	0.4	59.6	0.4
Net income (loss) attributable to Lear	$92.3	1.8%	$(26.5)	(0.6)%	$210.2	1.4%	$352.4	2.5%

LEAR CORPORATION
Three Months Ended October 1, 2022 vs. Three Months Ended October 2, 2021
Net sales in the third quarter of 2022 were $5.2 billion, as compared to $4.3 billion in the third quarter of 2021, an increase of $1.0 billion or 23%. Higher production volumes on Lear platforms globally and new business globally favorably impacted net sales by $760 million and $321 million, respectively. Net sales also benefited by $148 million and $59 million due to commodity recoveries and our Kongsberg ICS acquisition, respectively. These increases were partially offset by the impact of foreign exchange fluctuations, which reduced net sales by $361 million.

(in millions)	Cost of Sales
Third quarter 2021	$4,041.5
Material cost	672.7
Labor and other	151.3
Depreciation	(1.2)
Third quarter 2022	$4,864.3
Cost of sales was $4.9 billion in the third quarter of 2022, as compared to $4.0 billion in the third quarter of 2021. Higher production volumes on Lear platforms globally and new business globally increased cost of sales. Cost of sales also increased as a result of higher commodity costs and our Kongsberg ICS acquisition. These increases were partially offset by the impact of foreign exchange fluctuations.
Gross profit and gross margin were $377 million and 7.2% of net sales, respectively, in the third quarter of 2022, as compared to $227 million and 5.3% of net sales, respectively, in the third quarter of 2021. Higher production volumes on Lear platforms and new business positively impacted gross profit by $183 million. The impact of selling price reductions and foreign exchange fluctuations was partially offset by favorable operating performance, including the benefit of restructuring actions. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $164 million in the third quarter of 2022, as compared to $163 million in the third quarter of 2021. As a percentage of net sales, selling, general and administrative expenses were 3.1% in the third quarter of 2022, as compared to 3.8% in the third quarter of 2021, reflecting higher restructuring costs in the third quarter of 2021.
Amortization of intangible assets was $15 million in the third quarter of 2022, as compared to $16 million in the third quarter of 2021.
Interest expense was $25 million in the third quarter of 2022, as compared to $23 million in the third quarter of 2021.
Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the disposal of fixed assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was $18 million in the third quarter of 2022, as compared to $11 million in the third quarter of 2021. In the third quarter of 2022, we recognized foreign exchange losses of $11 million related to foreign currency contracts of the €140 million IGB purchase price to be paid pending closing of such transaction.
In the third quarter of 2022, the provision for income taxes was $42 million, representing an effective tax rate of 26.9% on pretax income before equity in net income of affiliates of $155 million. In the third quarter of 2021, the provision for income taxes was $21 million, representing an effective tax rate of 150.4% on pretax income before equity in net loss of affiliates of $14 million, for the reasons described below. For further information, see Note 14, "Income Taxes," to the condensed consolidated financial statements included in this Report.
In the third quarters of 2022 and 2021, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In the third quarter of 2022, we recognized tax expense of $3 million related to the establishment of a valuation allowance on deferred tax assets of a foreign subsidiary and net tax benefits of $6 million related to restructuring charges and various other items. In the third quarter of 2021, we recognized tax expense of $20 million related to the establishment of valuation allowances on deferred tax assets of foreign subsidiaries, net tax benefits of $7 million related to a favorable indirect tax ruling and net tax benefits of $7 million related to restructuring charges and various other items.
Excluding these items, the effective tax rate for the third quarters of 2022 and 2021 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net (income) loss of affiliates was income of $6 million in the third quarter of 2022, as compared to a loss of $2 million in the third quarter of 2021, primarily reflecting the earnings of our Shenyang Jinbei Lear Automotive Seating joint venture established in the third quarter of 2021.

LEAR CORPORATION
Net income (loss) attributable to Lear was $92 million, or $1.54 per diluted share, in the third quarter of 2022, as compared to ($27) million, or ($0.44) per diluted share, in the third quarter of 2021. Net income (loss) and diluted net income (loss) per share increased for the reasons described above.
Reportable Operating Segments
We have two reportable operating segments: Seating and E-Systems. For a description of our reportable operating segments, see "Executive Overview" above.
The financial information presented below is for our two reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment. Corporate and regional headquarters costs include various support functions, such as information technology, advanced research and development, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment's pretax income (loss) before equity in net income (loss) of affiliates, interest expense and other (income) expense, net ("segment earnings") and segment earnings divided by net sales ("margin") are not measures of performance under accounting principles generally accepted in the United States ("GAAP"). Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income attributable to Lear, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies.
For a reconciliation of consolidated segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates, see Note 18, "Segment Reporting," to the condensed consolidated financial statements included in this Report.
Seating
A summary of the financial measures for our Seating segment is shown below (dollar amounts in millions):

	Three Months Ended
	October 1, 2022	October 2, 2021
Net sales	$3,887.8	$3,166.2
Segment earnings (1)	222.6	126.7
Margin	5.7%	4.0%
(1) See definition above
Seating net sales were $3.9 billion in the third quarter of 2022, as compared to $3.2 billion in the third quarter of 2021, reflecting an increase of $722 million or 23%. Higher production volumes on Lear platforms and new business favorably impacted net sales by $554 million and $211 million, respectively. Net sales also benefited by $86 million and $59 million due to commodity recoveries and our Kongsberg ICS acquisition, respectively. These increases were partially offset by foreign exchange fluctuations, which reduced net sales by $237 million.
Segment earnings, including restructuring costs, and the related margin on net sales were $223 million and 5.7% in the third quarter of 2022, as compared to $127 million and 4.0% in the third quarter of 2021. Higher production volumes on Lear platforms and new business positively impacted segment earnings by $131 million. The impact of selling price reductions, impairment charges related to our Russian operations and foreign exchange fluctuations was partially offset by favorable operating performance, including the benefit of operational restructuring actions, and commodity recoveries.
E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Three Months Ended
	October 1, 2022	October 2, 2021
Net sales	$1,353.4	$1,102.0
Segment earnings(1)	46.8	(7.5)
Margin	3.5%	(0.7)%
(1) See definition above

LEAR CORPORATION
E-Systems net sales were $1.4 billion in the third quarter of 2022, as compared to $1.1 billion in the third quarter of 2021, reflecting an increase of $251 million or 23%. Higher production volumes on Lear platforms and new business favorably impacted net sales by $206 million and $110 million, respectively. Net sales also benefited by $62 million due to commodity recoveries. These increases were partially offset by foreign exchange fluctuations, which reduced net sales by $124 million.
Segment earnings, including restructuring costs, and the related margin on net sales were $47 million and 3.5% in the third quarter of 2022, as compared to ($8) million and (0.7)% in the third quarter of 2021. Higher production volumes on Lear platforms and new business positively impacted segment earnings by $52 million. Favorable operating performance, including the benefit of operational restructuring actions, and lower restructuring costs was offset by the impact of selling price reductions, increased commodity costs and foreign exchange fluctuations.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three Months Ended
	October 1, 2022	October 2, 2021
Net sales	$—	$—
Segment earnings (1)	(71.6)	(71.6)
Margin	N/A	N/A
(1) See definition above
Segment earnings related to our other category were ($72) million in the third quarters of 2022 and 2021.
Nine Months Ended October 1, 2022 vs. Nine Months Ended October 2, 2021
Net sales for the nine months ended October 1, 2022 were $15.5 billion, as compared to $14.4 billion for the nine months ended October 2, 2021, an increase of $1.1 billion or 8%. New business globally and higher production volumes on Lear platforms in North America, South America and Europe favorably impacted net sales by $773 million and $456 million, respectively. Net sales also benefited by $431 million and $141 million due to commodity recoveries and our Kongsberg ICS acquisition, respectively. These increases were partially offset by the impact of foreign exchange rate fluctuations, which reduced net sales by $747 million.

(in millions)	Cost of Sales
First nine months of 2021	$13,262.4
Material cost	937.6
Labor and other	277.9
Depreciation	4.4
First nine months of 2022	$14,482.3
Cost of sales in the first nine months of 2022 was $14.5 billion, as compared to $13.3 billion in the first nine months of 2021. New business globally and higher production volumes on Lear platforms in North America, South America and Europe increased cost of sales. Cost of sales also increased as a result of higher commodity costs and our Kongsberg ICS acquisition. These increases were partially offset by the impact of foreign exchange fluctuations, which reduced cost of sales.
Gross profit and gross margin were $1.0 billion and 6.7% of net sales, respectively, for the nine months ended October 1, 2022, as compared to $1.1 billion and 7.8% of net sales, respectively, for the nine months ended October 2, 2021. The impact of selling price reductions, increased commodity costs and foreign exchange fluctuations was partially offset by favorable operating performance, including the benefit of restructuring actions. New business and higher production volumes on Lear platforms positively impacted gross profit by $156 million. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $512 million in the first nine months of 2022, as compared to $503 million in the first nine months of 2021, primarily reflecting transaction costs of $10 million related to our Kongsberg ICS acquisition in 2022. As a percentage of net sales, selling, general and administrative expenses were 3.3% in the first nine months of 2022, as compared to 3.5% in the first nine months of 2021.
Amortization of intangible assets was $56 million in the first nine months of 2022, as compared to $57 million in the first nine months of 2021. An impairment charge of $9 million was recognized in the first nine months of 2022 and 2021.

LEAR CORPORATION
Interest expense was $75 million in the first nine months of 2022, as compared to $67 million in the first nine months of 2021, reflecting financing costs related to our Kongsberg ICS acquisition in 2022.
Other (income) expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the disposal of fixed assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was expense of $60 million in the nine months ended October 1, 2022, as compared to income of $29 million in the nine months ended October 2, 2021. In the first nine months of 2022, we recognized foreign exchange losses of $15 million related to foreign exchange rate volatility in Russia following the invasion of Ukraine and $11 million related to foreign currency contracts of the €140 million IGB purchase price to be paid pending closing of such transaction. In the first nine months of 2021, we recognized a gain of $46 million related to a favorable indirect tax ruling in a foreign jurisdiction and a loss of $1 million related to the impairment of an affiliate.
For the nine months ended October 1, 2022, the provision for income taxes was $86 million, representing an effective tax rate of 25.5% on pretax income before equity in net income of affiliates of $336 million. For the nine months ended October 2, 2021, the provision for income taxes was $119 million, representing an effective tax rate of 22.8% on pretax income before equity in net income of affiliates of $522 million, for reasons described below. For further information, see Note 14, "Income Taxes," to the condensed consolidated financial statements included in this Report.
In the first nine months of 2022 and 2021, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In the first nine months of 2022, we recognized net tax benefits of $5 million related to the release of tax reserves at several foreign subsidiaries, net tax expense of $3 million related to changes in valuation allowances on deferred tax assets of foreign subsidiaries and net tax benefits of $26 million related to restructuring charges and various other items. In the first nine months of 2021, we recognized net tax expense of $13 million related to changes in valuation allowances on deferred tax assets of foreign subsidiaries, tax expense of $9 million on a $46 million gain related to a favorable indirect tax ruling in a foreign jurisdiction and net tax benefits of $26 million related to the net release of tax reserves at several foreign subsidiaries, restructuring charges and various other items. Excluding these items, the effective tax rate for the first nine months of 2022 and 2021 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $21 million in the first nine months of 2022, as compared to $9 million in the first nine months of 2021, primarily reflecting the earnings of our Shenyang Jinbei Lear Automotive Seating joint venture established in the third quarter of 2021.
Net income attributable to Lear was $210 million, or $3.50 per diluted share, for the nine months ended October 1, 2022, as compared to $352 million, or $5.83 per diluted share, for the nine months ended October 2, 2021. Net income and diluted net income per share decreased for the reasons described above.
Reportable Operating Segments
We have two reportable operating segments: Seating and E-Systems. For a description of our reportable operating segments, see "Executive Overview" and "Three Months Ended October 1, 2022 vs. Three Months Ended October 2, 2021 — Reportable Operating Segments" above.
Seating
A summary of the financial measures for our Seating segment is shown below (dollar amounts in millions):

	Nine Months Ended
	October 1, 2022	October 2, 2021
Net sales	$11,674.4	$10,770.4
Segment earnings (1)	636.6	670.9
Margin	5.5%	6.2%
(1) See definition above
Seating net sales were $11.7 billion for the nine months ended October 1, 2022, as compared to $10.8 billion for the nine months ended October 2, 2021, an increase of $904 million or 8%. New business and higher production volumes on Lear platforms favorably impacted net sales by $569 million and $344 million, respectively. Net sales also benefited by $231 million and $141 million due to commodity recoveries and our Kongsberg ICS acquisition, respectively. These increases were partially offset by the impact of foreign exchange fluctuations, which reduced net sales by $501 million.

LEAR CORPORATION
Segment earnings, including restructuring costs, and the related margin on net sales were $637 million and 5.5% for the nine months ended October 1, 2022, as compared to $671 million and 6.2% for the nine months ended October 2, 2021. The impact of selling price reductions, increased commodity costs, foreign exchange fluctuations and impairment charges related to our Russian operations was partially offset by favorable operating performance, including the benefit of operational restructuring actions. New business and higher production volumes on Lear platforms positively impacted segment earnings by $124 million.
E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Nine Months Ended
	October 1, 2022	October 2, 2021
Net sales	$3,846.2	$3,612.9
Segment earnings (1)	64.7	108.4
Margin	1.7%	3.0%
(1) See definition above
E-Systems net sales were $3.8 billion for the nine months ended October 1, 2022, as compared to $3.6 billion for the nine months ended October 2, 2021, an increase of $233 million or 6%. New business and higher production volumes on Lear platforms favorably impacted net sales by $204 million and $112 million, respectively. Net sales also benefited by $200 million due to commodity recoveries. These increases were partially offset by foreign exchange fluctuations, which reduced net sales by $246 million.
Segment earnings, including restructuring costs, and the related margin on net sales were $65 million and 1.7% for the nine months ended October 1, 2022, as compared to $108 million and 3.0% for the nine months ended October 2, 2021. The impact of selling price reductions, increased commodity costs and foreign exchange fluctuations was partially offset by favorable operating performance, including the benefit of operational restructuring actions. New business and higher production volumes on Lear platforms positively impacted segment earnings by $32 million.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Nine Months Ended
	October 1, 2022	October 2, 2021
Net sales	$—	$—
Segment earnings(1)	(230.9)	(218.8)
Margin	N/A	N/A
(1) See definition above
Segment earnings related to our other category were ($231) million in the first nine months of 2022, as compared to ($219) million in the first nine months of 2021, primarily reflecting transactions costs of $10 million related to our Kongsberg ICS acquisition.
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

LEAR CORPORATION
As of October 1, 2022 and December 31, 2021, cash and cash equivalents of $529 million and $661 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans and the payment of dividends. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear.
For further information related to potential dividends from our non-U.S. subsidiaries, see Note 9, "Income Taxes," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Adequacy of Liquidity Sources
As of October 1, 2022, we had $0.8 billion of cash and cash equivalents on hand and $2.0 billion in available borrowing capacity under our revolving credit facility. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs for the foreseeable future and to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly cash dividends and repurchase shares of our common stock pursuant to our authorized common stock share repurchase program, although such actions are at the discretion of the Board and will depend upon our financial condition, results of operations, capital requirements, prevailing market conditions, alternative uses of capital and other factors that our Board may consider at its discretion.
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
Cash Flows
A summary of net cash provided by operating activities is shown below (in millions):

	Nine Months Ended
	October 1, 2022	October 2, 2021	Increase (Decrease) in Cash Flow
Consolidated net income and depreciation and amortization	$706	$843	$(137)
Net change in working capital items:
Accounts receivable	(797)	356	(1,153)
Inventory	(112)	(393)	281
Accounts payable	571	(225)	796
Accrued liabilities and other	123	(68)	191
Net change in working capital items	(215)	(330)	115
Other	(7)	(10)	3
Net cash provided by operating activities	$484	$503	$(19)

Net cash used in investing activities	$(617)	$(478)	$(139)

Net cash used in financing activities	$(313)	$(232)	$(81)
Operating Activities
In the first nine months of 2022 and 2021, net cash provided by operating activities was $484 million and $503 million, respectively. The impact of lower earnings in 2022 was largely offset by a smaller increase in working capital during the first nine months of 2022, as compared to the first nine months of 2021.

LEAR CORPORATION
Investing Activities
Net cash used in investing activities was $617 million in the first nine months of 2022, as compared to $478 million in the first nine months of 2021. In the first nine months of 2022, we paid $184 million for our Kongsberg ICS acquisition and $10 million related to investments in affiliates. In the first nine months of 2021, we paid $49 million related to investments in affiliates. Capital spending was $443 million in the first nine months of 2022, as compared to $406 million in the first nine months of 2021. Capital spending is estimated to be $675 million to $700 million in 2022.
Financing Activities
Net cash used in financing activities was $313 million in the first nine months of 2022, as compared to $232 million in the first nine months of 2021. In the first nine months of 2022, we paid $75 million for repurchases of our common stock, $139 million of dividends to Lear stockholders and $85 million of dividends to noncontrolling interest holders. In the first nine months of 2021, we paid $99 million for repurchases of our common stock, $61 million of dividends to Lear stockholders and $81 million of dividends to noncontrolling interest holders.
Capitalization
Short-Term Borrowings
We utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. As of October 1, 2022 and December 31, 2021, we had lines of credit from banks totaling $259 million and $96 million, respectively. As of October 1, 2022, we had short-term debt balances outstanding related to draws on our lines of credit of $4 million. As of December 31, 2021, there were no short-term debt balances outstanding related to draws on our lines of credit.
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
Commodity Prices and Availability
Raw material, energy and commodity costs can be volatile, reflecting, among other things, changes in supply and demand, logistics issues, global trade and tariff policies, and geopolitical issues. We have commodity price risk with respect to purchases of certain raw materials, including steel, copper, diesel fuel, chemicals, resins and leather. Our primary commodity cost exposures relate to steel, copper and leather. We have developed and implemented strategies to mitigate the impact of higher raw material, energy and commodity costs, such as the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, contractual recovery mechanisms and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. Further, the majority of the steel used in our products is comprised of fabricated components that are integrated into a seat system, such as seat frames, recliner mechanisms, seat tracks and other mechanical components. Therefore, our exposure to changes in steel prices is primarily indirect, through purchased components. Additionally, approximately 89% of our copper purchases and a significant portion of our leather and direct steel purchases are subject to price index agreements with our customers and suppliers. Certain of these strategies also may limit our opportunities in a declining commodity price environment. In the current environment of escalating raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, have only offset a portion of the adverse impact. If these costs increase, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance," in our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented and updated by Part II — Item 1A, "Risk Factors," in this Report.
For further information related to the financial instruments described above, see Note 19, "Financial Instruments," to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION
OTHER MATTERS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims and environmental and other matters. As of October 1, 2022, we have recorded reserves for pending legal disputes, including commercial disputes, product liability claims and other legal matters of $16 million. In addition, as of October 1, 2022, we have recorded reserves for product warranty and recall claims and environmental matters of $36 million and $8 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2021. For a more complete description of our outstanding material legal proceedings, see Note 17, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.
Significant Accounting Policies and Critical Accounting Estimates
Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates," and Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first nine months of 2022.
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
A summary of the notional amount and estimated aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

	October 1, 2022	December 31, 2021
Notional amount (contract maturities < 24 months)	$1,874	$1,523
Fair value	20	6

LEAR CORPORATION
Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Honduran lempira, the Japanese yen, the Chinese renminbi and the Brazilian real.
A sensitivity analysis of our net transactional exposure is shown below (in millions):

		Potential Earnings Benefit (Adverse Earnings Impact)
	Hypothetical Strengthening % (1)	October 1, 2022	December 31, 2021
U.S. dollar	10%	$4	$7
Euro	10%	22	(7)
(1) Relative to all other currencies to which it is exposed for a twelve-month period
A sensitivity analysis related to the aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

		Estimated Change in Fair Value
	Hypothetical Change % (2)	October 1, 2022	December 31, 2021
U.S. dollar	10%	$69	$48
Euro	10%	49	49
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
(b)Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended October 1, 2022, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
In February 2022, the Company completed the acquisition of substantially all of Kongsberg Automotive's Interior Comfort Systems business unit ("Kongsberg ICS") and is currently integrating Kongsberg ICS into its operations, compliance programs and internal control processes. Kongsberg ICS constituted approximately 3% of the Company's total assets as of October 1, 2022, including goodwill and intangible assets recorded as part of the purchase price allocations, and approximately 2% of the Company's net sales in the nine months ended October 1, 2022. Securities and Exchange Commission rules and regulations allow companies to exclude acquisitions from their assessment of the internal control over financial reporting during the first year following an acquisition while integrating the acquired company. The Company will exclude the acquired operations of Kongsberg ICS from its assessment of the Company's internal control over financial reporting as of December 31, 2022.

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
Due to the overall global economic conditions in 2020, largely as a result of the COVID-19 pandemic, the automotive industry experienced a decline in global customer sales and production volumes. Although industry production increased 3% in 2021 over 2020 and is expected to increase 7% in 2022 over 2021 (based on October 2022 S&P Global Mobility, formerly IHS Markit, projections), production remains well below recent historic levels and consumer demand. This is largely due to the continuing impact of the COVID-19 pandemic, particularly through supply shortages and, to a lesser extent, the resurgence of the virus in certain regions, as well as the Russia-Ukraine conflict. The automotive industry is suffering from supply chain delays and stoppages due to shipping delays resulting in increased freight costs and closed supplier facilities and distribution centers. The industry also is facing workforce and staffing shortages, as well as scarcity and increases in prices of raw materials. As a result, we have experienced and may continue to experience reductions in orders from our customers in certain regions. An economic downturn or other adverse industry conditions that result in a decline in the production levels of our major customers, particularly with respect to models for which we are a significant supplier, or the financial distress of one or more of our major customers could reduce our sales or otherwise adversely affect our financial condition, operating results and cash flows. Further, our ability to reduce the risks inherent in certain concentrations of business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall. We may not be successful in such diversification.

LEAR CORPORATION
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As discussed in Part I — Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Share Repurchase Program and Quarterly Cash Dividends," and Note 16, "Comprehensive Income (Loss) and Equity," to the condensed consolidated financial statements included in this Report, we have a remaining repurchase authorization of $1,254.5 million under our ongoing common stock share repurchase program.
A summary of the shares of our common stock repurchased during the quarter ended October 1, 2022, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
July 3, 2022 through July 30, 2022	37,426	$126.59	37,426	$1,274.8
July 31, 2022 through August 27, 2022	33,793	$142.40	33,793	1,270.0
August 28, 2022 through October 1, 2022	115,973	$133.38	115,973	1,254.5
Total	187,192	$133.65	187,192	$1,254.5

LEAR CORPORATION
ITEM 6 — EXHIBITS
Exhibit Index

	Exhibit Number		Exhibit Name
**	10.1	*	Amended and Restated Employment Agreement, dated September 21, 2022, between Lear Corporation and Thomas A. DiDonato.
**	10.2	*	Amended and Restated Employment Agreement, dated September 21, 2022, between Lear Corporation and Harry A. Kemp.
**	31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
**	31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
**	32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
***	101.INS		XBRL Instance Document
****	101.SCH		XBRL Taxonomy Extension Schema Document.
****	101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
****	101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
****	101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
****	101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
***	104		Cover Page Interactive Data File

*	Compensatory plan or arrangement.
**	Filed herewith.
***	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
****	Submitted electronically with the Report.

LEAR CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated:	November 1, 2022	By:	/s/ Raymond E. Scott
Raymond E. Scott
President and Chief Executive Officer

		By:	/s/ Jason M. Cardew
Jason M. Cardew
Senior Vice President and Chief Financial Officer