Form 10-K
period 2022-12-31
LEAR CORP
filed 2023-02-09
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022.

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
(Registrant's telephone number including area code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 2, 2022, the aggregate market value of the registrant's common stock, par value $0.01 per share, held by non-affiliates of the registrant was $7,507,492,498. The closing price of the common stock on July 2, 2022, as reported on the New York Stock Exchange, was $126.74 per share.
As of February 6, 2023, the number of shares outstanding of the registrant's common stock was 59,130,153 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant's Notice of Annual Meeting of Stockholders and Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Stockholders to be held in May 2023, as described in the Cross Reference Sheet and Table of Contents included herewith, are incorporated by reference into Part III of this Report.

LEAR CORPORATION AND SUBSIDIARIES
CROSS REFERENCE SHEET AND TABLE OF CONTENTS

________________________
(1)Certain information is incorporated by reference, as indicated below, to the registrant's Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Stockholders to be held in May 2023 (the "Proxy Statement").
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
BUSINESS OF THE COMPANY
General
Lear Corporation is a global automotive technology leader in Seating and E-Systems, enabling superior in-vehicle experiences for consumers around the world. We supply complete seat systems, key seat components, complete electrical distribution and connection systems, battery disconnect units and other electronic products to all of the world's major automotive manufacturers. At Lear, we are Making every drive betterTM by providing technology for safer, smarter and more comfortable journeys, while adhering to our values — Be Inclusive. Be Inventive. Get Results the Right Way.
We have 253 manufacturing, engineering and administrative locations in 37 countries. We continue to grow our business in all automotive producing regions of the world, both organically and through complementary acquisitions. We continue to restructure our manufacturing footprint to optimize our cost structure with 67% of our manufacturing facilities and 86% of our employees located in low-cost countries.
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
Our business is organized under two reporting segments: Seating and E-Systems. Each of these segments has a varied product and technology portfolio across a number of component categories. Further, we continuously evaluate this portfolio, aligning it with industry trends while balancing risk-adjusted returns, which allows us to offer value-added solutions to our customers.
•Seating — Our Seating segment consists of the design, development, engineering and manufacture of complete seat systems and key seat components. Our capabilities in operations and supply chain management enable synchronized assembly and just-in-time delivery of complex complete seat systems at high volumes to our customers.
Included in our complete seat systems and components are our advanced comfort solutions, including thermal, safety and wellness products, as well as configurable seating product technologies. All of these products are compatible with traditional internal combustion engine ("ICE") architectures and electrified powertrains, including the full range of hybrid, plug-in hybrid and battery electric architectures. Our advanced comfort solutions are facilitated by our seat system, component and integration capabilities, together with our competencies in electronics, sensors, software and algorithms. As the most vertically integrated global seat supplier, our key seat component product offerings include seat trim covers; surface materials such as leather and fabric; seat mechanisms; seat foam; thermal comfort solutions such as seat massage, lumbar, heat and ventilation products; and headrests.
•E-Systems — Our E-Systems segment consists of the design, development, engineering and manufacture of complete electrical distribution and connection systems, battery disconnect units ("BDUs") and other electronic products. These capabilities enable us to provide our customers with customizable solutions with optimized designs at competitive costs for both low voltage and high voltage vehicle architectures.
Electrical distribution and connection systems utilize low voltage and high voltage wire, high-speed data cables and flat wiring to connect networks and electrical signals and manage electrical power within the vehicle for all types of powertrains – from traditional ICE architectures to the full range of electrified powertrains that require management of higher voltage and power. Key components of our electrical distribution and connection systems portfolio include wire harnesses, terminals and connectors, high voltage battery connection systems and engineered components. High voltage battery connection systems include intercell connect boards, bus bars and main battery connection systems. BDUs control all electrical energy flowing into and out of high voltage batteries on electrified vehicles. Our other electronic products facilitate signal, data and power management within the vehicle and include the associated software required to facilitate these functions. Key components of our other electronic products portfolio include zone control modules, body domain control modules and low voltage and high voltage power distribution modules. Our software offerings include embedded control, cybersecurity software and software to control hardware devices. Our customers traditionally have sourced our electronic hardware together with the software that we embed in it.
We serve all of the world's major automotive manufacturers across both our Seating and E-Systems businesses, and we have automotive content on more than 450 vehicle nameplates worldwide. It is common for us to have both seating and electrical and/or electronic content on the same vehicle platform.
Our businesses benefit globally from leveraging common operating standards and disciplines, including world-class product development and manufacturing processes, as well as common customer support and regional infrastructures, all of which contribute to our reputation for operational excellence. Our core capabilities are shared across component categories and include: high-precision manufacturing and assembly with short lead times; complex, global supply chain management; global engineering and program management; the agility to establish and/or transfer production between facilities quickly; and a unique, customer-focused culture. In select instances, we are able to manufacture both Seating and E-Systems components in the same facility. Our businesses also utilize proprietary, industry-specific processes and standards, leverage common low-cost engineering centers and share centralized operating support functions. These functions include health and safety, logistics, quality, supply chain management and all major administrative functions such as corporate finance, executive administration, human resources, information technology and legal.
Available Information on our Website
Our website address is http://www.lear.com. We make available on our website, free of charge, the periodic reports that we file with or furnish to the Securities and Exchange Commission ("SEC"), as well as all amendments to these reports, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. We also make available on our website or in printed form upon request, free of charge, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, charters for the standing committees of our Board of Directors (the "Board") and other information related to the Company. We are not including the information contained on our website as part of, or incorporating it by reference into, this Report.
The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information related to issuers that file electronically with the SEC.
History
Lear was founded in Detroit in 1917 as American Metal Products, a manufacturer of seating assemblies and other components for the automotive and aircraft industries, and was incorporated in Delaware in 1987. Through a management-led buyout in 1988, Lear Corporation established itself as a privately held seat assembly operation for the North American automobile market with annual sales of approximately $900 million. We completed an initial public offering in 1994 and developed into a global supplier through organic growth and a series of acquisitions.
In May 1999, we acquired UT Automotive, Inc. ("UT Automotive") from United Technologies Corporation. UT Automotive was a leading supplier of automotive electrical distribution systems. The acquisition of UT Automotive represented our entry into automotive electrical and electronic systems and formed the basis for our current E-Systems segment.
We have subsequently augmented our internal growth plans with selective acquisitions and investments to expand our component capabilities and global footprint, as well as expand our technology portfolio, including the following:
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

•In February 2022, we acquired substantially all of Kongsberg Automotive's Interior Comfort Systems business unit ("Kongsberg ICS") for approximately $188 million. Kongsberg ICS specializes in thermal comfort solutions, including seat massage, lumbar, heat and ventilation products. This acquisition enhances our seat component capabilities by adding specialized thermal comfort seating solutions and further differentiates our product offerings by improving the seat system's performance and packaging.
•In May 2022, we acquired Romanian-based Thagora Technology SRL ("Thagora") to access scalable smart-manufacturing technology. Thagora's proprietary solutions complement our sustainable manufacturing processes by reducing scrap generated by our Seating segment's surface materials operations and lowering energy usage during production. In addition, Thagora's Industry 4.0 technologies bring significant advances to our manufacturing operations through engineering and logistics enhancements, including improved material traceability and facility footprint utilization capabilities.
•In May 2022, we entered into a definitive agreement to acquire I.G. Bauerhin ("IGB") for approximately €140 million, on a cash and debt free basis. IGB is a privately held supplier of automotive seat heating, ventilation and active cooling, steering wheel heating, seat sensors and electronic control modules, headquartered in Gruendau, Germany. The acquisition, subject to regulatory approvals and customary closing conditions and adjustments, is expected to close in 2023.
•In November 2022, we acquired InTouch Automation ("InTouch"), a supplier of Industry 4.0 technologies and complex automated testing equipment critical in the production of automotive seats. InTouch's product portfolio is aligned with our Industry 4.0 strategy to implement technologies designed to automate the testing and validation of seat components and complete seats.
Industry
We supply all vehicle segments of the automotive light vehicle original equipment market in every major automotive producing region in the world. Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles and the availability of raw materials and components, and our content per vehicle. Due to the evolving global economic conditions since 2020, initially as a result of the COVID-19 pandemic, the automotive industry experienced a decline in global customer sales and production volumes. Although industry production has recovered modestly with production increasing 7% in 2022 compared to 2021 and expected to increase 3% in 2023 compared to 2022 (based on January 2023 S&P Global Mobility, formerly IHS Markit, projections), production remains well below recent historic levels. Global industry production in 2022 was approximately 8% below 2019 pre-pandemic levels and 16% below 2017 peak levels. Since 2020, industry and economic conditions have been influenced directly and indirectly by macroeconomic events such as the COVID-19 pandemic and, beginning in the first quarter of 2022, the Russia-Ukraine conflict, resulting in unfavorable conditions, including shortages of semiconductor chips and other components, elevated inflation levels, higher interest rates, and labor and energy shortages in certain markets. These factors, among others, are impacting consumer demand as well as the ability of automotive manufacturers to produce vehicles to meet demand. Our strategy to mitigate these impacts encompasses our comprehensive cost management process, including value added value engineering (or cost technology optimization), actions to further align our manufacturing capacity to the current industry production environment, investments in Industry 4.0 technologies to enhance operational efficiencies and utilization of existing capital to reduce future expenditures. For risks related to the COVID-19 pandemic, including supply shortages, see Item 1A, "Risk Factors."
Details on light vehicle production in certain key regions for 2022 and 2021 are provided below. Our actual results are impacted by the specific mix of products within each market, as well as other factors described in Item 1A, "Risk Factors."

(In thousands of units)	2022 (1)	2021 (1) (2)	% Change
North America	14,307.3	13,047.1	10%
Europe and Africa	16,089.2	16,290.8	(1%)
Asia	45,637.9	41,840.0	9%
South America	2,716.0	2,507.7	8%
Other	1,767.6	1,565.0	13%
Total	80,518.0	75,250.6	7%
(1) Production data based on S&P Global Mobility.
(2) Production data for 2021 has been updated from our 2021 Annual Report on Form 10-K to reflect actual production levels.

Details on our sales in certain key regions for 2022 and 2021 are provided below:

(In millions)	2022	2021	% Change
North America	$8,910.7	$7,548.2	18%
Europe and Africa	6,946.0	6,745.3	3%
Asia	4,183.2	4,227.9	(1%)
South America	851.6	741.7	15%
Total	$20,891.5	$19,263.1	8%

China (consolidated)	$2,976.1	$3,018.1	(1%)
China (non-consolidated)	1,750.0	1,307.1	34%
The automotive industry, and our business, continue to be shaped by the broad trends of electrification and, to a lesser extent, shared mobility. Demand for, and regulatory developments related to, improved energy efficiency, sustainability, and enhanced safety and communications (e.g., government mandates related to fuel economy, carbon emissions and safety equipment) are significant drivers of these trends. Electrification, in particular, is likely to be at the forefront of our industry for the foreseeable future.
In 2023, the battery electric vehicle market is expected to represent 15% of global light vehicle production (based on January 2023 S&P Global Mobility projections), as compared to 11% in 2022 and 7% in 2021. Battery electric vehicle production increased to 8.7 million units in 2022 from 4.9 million units in 2021, primarily driven by growth in China. Increasing demand for electric vehicles is driven by numerous product offerings from both traditional and non-traditional automotive manufacturers, government requirements and incentives, automotive manufacturers' internal targets and a growing segment of end consumers who are seeking alternatives to vehicles with traditional ICE architectures. Meeting this demand requires further use of electronically controlled and assisted powertrains and related components to improve fuel efficiency; the adoption of alternative energy powertrains, such as 48-volt mild hybrid, full hybrid, plug-in hybrid and pure battery electric powertrains that facilitate electrification of the vehicle; and the use of lighter weight materials throughout the vehicle.
Shared mobility also continues to be a key trend in the automotive industry. Demand for shared mobility services and on-demand transportation from providers such as Uber, Lyft and Didi (in China) is driving interest and growth in this trend. Increased vehicle utilization and the relevance of ride-sharing is leading to customer and consumer demands for more services, enhanced personalization, configurability of the automotive interior and an improved mobility experience. The increasing prevalence of shared mobility services may result in a new segment of customers with unique vehicle technology and design needs, including more flexible, durable and connected seating solutions for a wide range of passengers.
Our business is also influenced by vehicle segment trends that continue to experience a shift in consumer preference toward crossover and sport utility vehicles. This trend positively impacts our business as content per vehicle on such vehicles, especially within our Seating business, can be significantly higher. Crossover and sport utility vehicle production has grown to approximately 43% of total vehicle production in 2022, up from 33% five years ago.
Strategy
Through our products, technology and strategic initiatives, we are well positioned to capture business growth opportunities resulting from current industry trends. We are focused on profitably growing our businesses and have implemented a strategy designed to deliver industry-leading, long-term financial returns. This strategy is based upon the following four pillars designed to capitalize on current industry trends and drive growth and profitability in both of our business segments:
•Extend our market leadership position in Seating with priceable content;
•Transform our E-Systems business through accelerated growth in connection systems, vehicle architecture evolution and electrification;
•Build on our reputation for operational excellence through investment in Industry 4.0 technologies; and
•Prioritize people and the planet through our Environmental, Social and Governance ("ESG") initiatives.
In our Seating business, key attributes of the seat design are evolving as the market continues to pivot toward electric vehicles, providing us with an opportunity to offer value added solutions to our customers through our products and to use our leading market position to capture additional market share. Our products include seat massage, lumbar, heat and ventilation through INTUTM Thermal Comfort, the latest addition to our Intelligent Seating (INTUTM Seating) offerings, and seat reconfigurability through Configurable Seating Architecture (ConfigurE+TM). By integrating our existing seating capabilities with the thermal comfort solutions, realized through the acquisition of Kongsberg ICS, we are positioned to extend our competitive advantage and leadership position in Seating. Our thermal comfort solutions provide our customers with a unique value proposition, reducing complexity and cost while providing superior performance, efficiency and comfort. Specifically, our newly designed thermal comfort seat system can reduce sub-components by 50% and increase airflow directly to the occupant by 40%, as compared to currently available designs. Our design enables heating and ventilation of the occupant rather than the entire cabin, which can improve energy efficiency, resulting in improved battery range for electric vehicles. With our thermal comfort solutions expertise, we are poised to capitalize on the market trends in electric vehicles, ride sharing and second and third row comfort, while also providing greater design, cost, production and energy efficiency for our customers.
In our E-Systems business, our broad capabilities in electrical distribution and connection systems, BDUs and other electronic products support the trend toward electrification, as well as the evolution toward zone-based vehicle electrical architectures for both ICE and electrified powertrains. We are investing in and expanding our electrical distribution and connection systems business. This business is benefiting from expanded content per vehicle in line with higher circuit counts supporting high-speed data movement within the vehicle, as well as high voltage wire harnesses and high voltage battery components such as intercell connect boards on electrified powertrains. In addition, we have enhanced our vertical integration capabilities in connection systems through the acquisition of M&N Plastics. Our BDU business is benefiting from the increased adoption of electrified powertrains and the expansion of longer range, larger format (trucks and SUVs) and higher performance electrified vehicles, where we provide market-leading solutions. Differentiation through higher power management capacity, lighter weight solutions, and optimized and vertically integrated manufacturing solutions provide us with a competitive advantage in the electrification market. Our other electronic products business is benefiting from the adoption of new vehicle electrical architectures with more integrated power management and control, which is aligned with our strong history of providing highly complex and integrated electronics to our customers. We are streamlining our electronics product portfolio to align with this trend, focusing future investments on those products where we believe that we have a competitive advantage and we can achieve industry-leading financial returns. Further, we are de-emphasizing and exiting those product lines where we do not see a path to sustainable risk-adjusted financial returns.
We are building on our reputation for operational excellence within the automotive industry with the establishment of our Lear Forward Plan, which will enhance operational efficiencies across our business, and our investments in Industry 4.0 technologies, including the 2022 acquisitions of Thagora and InTouch. Our acquisition of Thagora provides us with scalable smart-manufacturing technology that reduces scrap generated by our Seating segment's surface materials operations and lowers energy usage during production. Our acquisition of InTouch provides us with complex testing equipment that automates the testing and validation of seat components and complete seats.
We continue to embed responsible and sustainable ESG principles into our key business processes and operations. We have developed new products such as ReNewKnitTM, a sustainable sueded alternative material that is fully recyclable at its end of life and composed of 100% recycled plastic bottles, FlexAirTM, a 100% recyclable non-foam alternative, and SoyFoamTM, a substitute for certain petroleum-based products. We also have improved energy efficiency in our operations and established climate goals to reduce carbon emissions and increase the use of renewable energy. In 2022, we joined Climate Group's RE100, a global renewable electricity initiative comprised of companies committed to sourcing 100% of their electricity from renewable sources.
Seating Segment
Lear is a recognized global leader in complete seat systems. Based on independent market studies and management estimates, we believe that we hold the #2 position in complete seat systems globally on the basis of revenue with strong positions in all major markets and a 25% global market share in 2022. We are also a recognized leader in key individual seat components produced for complete seat systems.
Our Seating segment consists of the design, development, engineering, assembly and just-in-time delivery of complete seat systems, as well as all major seat components, including seat trim covers; surface materials such as leather and fabric; seat mechanisms; seat foam; thermal comfort solutions such as seat massage, lumbar, heat and ventilation products; and headrests. Our extensive system-level knowledge and component-level capabilities, including internal development of sensor and control algorithms, have provided a solid foundation for innovation and commercialization of advanced comfort solutions, including thermal, safety and wellness products, and convenience features. We believe that with our comprehensive set of component offerings, we are a leader in the global market. Overall, our global manufacturing and engineering expertise, low-cost footprint, complete component capabilities, quality leadership and strong customer relationships provide us with a solid platform for both organic and inorganic growth opportunities to enable us to reach our mid-term target global market share of 28% in complete automotive seat systems.
We produce seat systems that are fully assembled and ready for installation in automobiles and light trucks. Seat systems are generally designed and engineered for specific vehicle models or platforms. We develop seat systems and components for all vehicle segments from compact cars to pick-up trucks and full-size sport utility vehicles. We are the world leader in luxury and performance automotive seating, providing craftsmanship, elegance in design, use of innovative materials and industry-leading technology required by premium brands and vehicles, including those produced by Alfa Romeo, Aston Martin, Audi, BMW,

Cadillac, Chevrolet, Ferrari, Genesis, Infiniti, Jaguar, Lamborghini, Land Rover, Lincoln, Maserati, Mercedes-Benz, Polestar, Porsche and Volvo.
We are executing on our strategy to extend our leadership position in the market through unique product offerings and selective vertical integration. Our acquisition of Kongsberg ICS provided us with capabilities in seat massage, lumbar, heating and ventilation. ConfigurE+ is a wireless powered rail system that allows for easy repositioning of seats within vehicles. Further, selective vertical integration of key seat components is enhancing growth and increasing profitability, as well as improving quality. In this regard, we have developed standardized seat mechanisms that can be used across multiple vehicle programs to minimize investment costs. Our seat mechanisms are developed and manufactured in key locations to supply every major automotive producing region in the world. We believe that our precision-engineered seat mechanism expertise and low-cost manufacturing footprint provide us with a competitive advantage.
Our seat cover operations have continued to expand in low-cost markets, including precision cutting, assembly, sewing and lamination. Our acquisition of Eagle Ottawa has afforded us an industry-leading market share in automotive leather globally. Our capabilities in leather design, development and manufacturing allow us to deliver the most luxurious, durable and performance-tested leathers to our customers. Our acquisition of Guilford Mills provided us with Guilford Performance Textiles, a line of automotive seat and interior fabrics. On a global basis, we can provide a full range of seat cover capabilities, including design and surface coating solutions, as well as unique leather and fabric applications. We believe that the combination of these capabilities in seat surface materials differentiates us and provides us with a competitive advantage facilitating our leadership position in the industry.
We are committed to sustainability and reducing the environmental footprint of our products, operations and supply chain. We are working to improve the sustainability of our operations through identification and reduction of generated waste, reuse of materials whenever possible and recycling. Our sustainability efforts leverage available technology to replace certain petroleum-based products with more sustainable alternatives, such as SoyFoamTM and, more recently, FlexAirTM, our 100% recyclable non-foam alternative that is anticipated to reduce both CO2 emissions and mass as compared to traditional foam offerings, as well as improve breathability, resulting in better performance. In addition, we have focused development efforts on commercializing a range of fabrics that contain recycled, renewable or recyclable yarns that reduce our environmental impact. These fabrics include our ReNewKnitTM sustainable sueded alternative material, which is a first-to-market automotive textile that is fully recyclable at its end of life and composed of 100% recycled plastic bottles. ReNewKnitTM fibers are spun from polyester yarn and finished with a foam-free recycled fleece backing.
Advanced Seating Craftsmanship and Innovation
We believe that our broad capabilities, including advanced design and material integration skills, are a differentiating competitive advantage for us. Our team of experts at our Center for Craftsmanship in Southfield, Michigan has developed a portfolio of technologies that deliver differentiated design, craftsmanship and comfort, as well as sustainable products. Through this dedicated studio, we are leveraging our unique position to be an industry leader in differentiated design and facilitating customer interactions with designers and engineers working collaboratively to create innovative solutions early in the design process. The breadth of our portfolio and depth of our design expertise provides the opportunity to better integrate all seat components to provide differentiated design comfort, quality and overall value for the end consumer. We believe that our unmatched component capabilities, design expertise, global manufacturing presence and portfolio of enabling and sustainable technologies uniquely position us to bring innovative designs into production with the highest level of craftsmanship.
We believe that we are the only fully integrated seat supplier with global capabilities in critical seat components, together with software design, integration and manufacturing expertise. To maintain our competitive advantage, we continue to drive advanced seating innovations through a combination of comprehensive product capabilities aligned with industry trends and early customer engagement. The result is a broad portfolio of innovative, sustainable solutions enabling our intelligent seating offerings for consumers.
Intelligent Seating (INTUTM Seating)
The seat offers a direct connection between the driver, passengers and vehicle systems. Our development of INTUTM technologies provides the driver and passengers with intelligent, intuitive seat system options that offer advanced comfort solutions, including thermal, safety and wellness products, as well as configurable seating product technologies. Our extensive knowledge in consumer ergonomics and comfort, in combination with our electronics capabilities, facilitated the development of our INTUTM seat features, which are capable of being programmed to identify certain key occupant inputs and automatically adjust the appropriate seat parameters to provide consumers with a better, highly personalized, in-vehicle experience.
Our INTUTM Comfort features were developed to improve comfort throughout long drives. Derived from our research, INTUTM Comfort deploys proprietary technology and in-house developed analytical processes to identify the optimal seat position for the occupant given certain conditions. For example, on extended trips, the lumbar support is continuously adjusted for optimal comfort, and seat bolsters automatically adjust during sharp curves to provide the driver with optimal support. The latest addition to our INTUTM Comfort features is INTUTM Thermal Comfort that focuses on faster and more efficient heating and ventilation for the occupant. We have developed and designed efficiencies into individual seat components and full system integration to outperform existing systems. Continued advancements in INTUTM Thermal Comfort are targeted to optimize the overall thermal performance of the vehicle interior, which may reduce energy consumption for vehicles with ICE architectures, as well as those with electrified powertrains.
Configurable Seating Architecture (ConfigurE+TM)
Through our ConfigurE+TM configurable seating architecture, we are able to provide flexible seat positioning while offering consumers advanced seat features and functions. Winner of an Automotive News PACE Award in 2019, ConfigurE+TM with its configurable powered rail system enables selective seat positioning and seat removal for virtually limitless configurations while maintaining the functionality of the seat's electronic features. By providing power without a wire harness, seats can be easily removed for cargo management, and vehicle cabins can be quickly customized, providing flexibility for personal, autonomous, ride-share and public transportation needs. Further, the potential market for ConfigurE+TM includes commercial trucks as well as light vehicles.
Other Core Capabilities
With capabilities unmatched by any seat supplier in the industry, we consistently produce world-class seat systems to meet or exceed the expectations of every type of driver and passenger. Our designs incorporate intelligent features, and our patented modular sub-assemblies with embedded technologies have the potential to transform the seating market.
We maintain state-of-the-art testing, instrumentation and data analysis capabilities. We have in-house, industry-leading seat validation test centers featuring crash worthiness, durability and full acoustic and sound quality testing capabilities. Together with computer-controlled data acquisition and analysis capabilities, these centers provide precisely controlled laboratory conditions for sophisticated testing of parts, materials and systems. In addition, we incorporate many convenience, comfort and safety features into our designs, including advanced whiplash prevention concepts, integrated restraint seat systems and side impact airbags. We also invest in our computer-aided engineering design and computer-aided manufacturing systems to facilitate a more efficient design process.
We have developed products and materials to improve comfort and ease of adjustment, promote customization and styling flexibility, increase durability and reliability, enhance safety, expand the usage of environmentally friendly materials and reduce cost and weight.
Our core capabilities extend into key seat components as well, including:
•Leather and Fabric – We deliver the most luxurious, durable and performance-tested leathers to more automotive brands globally than any other automotive leather supplier, while promoting sustainable and responsible sourcing practices. Our premium leathers are designed for seamless integration with our industry-leading secondary operations, exceeding customer expectations for quality and service. Our Eagle Ottawa premium leather group has developed and launched, in both Europe and North America, a new technology that allows for the creation of highly customizable designs with new levels of definition and pillowing, improving the comfort and style of the seat while enabling the necessary air flow for ventilated seats. Additionally, our proprietary anti-soiling performance leather finishing technology, AnsoléTM, improves durability and protects against staining and fading.
With respect to fabrics, we have focused development efforts on commercializing a range of fabrics that contain recycled, renewable or recyclable yarns that reduce our environmental impact. These fabrics include our ReNewKnitTM sustainable sueded alternative material that is fully recyclable at its end of life and composed of 100% recycled plastic bottles, which is scheduled to launch with a global automotive manufacturer in 2024. Our branded TeXstyleTM surface material coatings and treatment technologies enhance cleanability by releasing and repelling stains; prevent the growth of bacteria and mildew through the addition of antimicrobial treatments, including silver ion technologies; protect fabric against water and oil-based stains; minimize soiling of light colors; and are anti-static and anti-dusting.
•Seat Mechanisms – We supply world-class front and rear seat systems, recliners, tracks, latches and other products in a scalable modular family. Our seat architectures are a core component of our industry-leading vertical integration capabilities around the world. Smaller, low-weight and low-noise materials deliver high performance, safety and functionality.
Our high-speed smart fold technology is a folding adjustment mechanism that delivers premium convenience while maintaining leading safety and comfort benefits. Our mini recliners and micro adjust tracks are seat mechanisms that provide precision movement and facilitate interior packaging space flexibility. Our ECO Structures utilize an innovative hub and spoke concept offering economic solutions for developing markets.

•Foam and Comfort – Our highly engineered low-profile foam, low-emission foam and our first-to-market, U.S.-sourced SoyFoamTM are break-through innovations in comfort, safety and sustainability. Our FlexAirTM technologies offer a 100% recyclable non-foam alternative to traditional foam.
Manufacturing Leadership
Our continued focus on expanding our expertise and capabilities in materials, logistics and manufacturing is a key enabler in providing our customers with world-class seat system products. Our unique proprietary processes and employee engagement initiatives will continue to provide us with a competitive advantage.
We pioneered just-in-time seat assembly. Typically located adjacent to or near our customers' manufacturing and assembly sites, our just-in-time facilities deliver assembled seats matching our customers' exact build specifications for a particular day, shift and sequence. Our expertise in logistics and lean manufacturing processes enable us to meet our customers' delivery requirements while maintaining inventories at optimum levels.
We believe that we are the world's most vertically integrated manufacturer of complete seat systems, providing us with a competitive advantage in terms of cost and quality. We utilize the latest industry innovations and automated technologies to facilitate our continuous improvement efforts. Our recent investments in Industry 4.0, including the 2022 acquisitions of Thagora and InTouch, have resulted in operational efficiencies in the manufacturing process. Moreover, we have continued to expand our employee engagement initiatives, achieving global scalability and successfully driving cultural advances. Our initiatives have resulted in increased first-time quality, decreased absenteeism, material cost reductions and decreased average build times per seat set.
Customers
The top five customers of our Seating segment are: General Motors, Mercedes-Benz, Stellantis, Volkswagen and Ford.
Competition
Our primary competitors in this segment globally are Adient, plc, Forvia, Magna International Inc., Toyota Boshoku Corporation, TS Tech Co., Ltd. and Yanfeng Automotive Systems Co., Ltd., which have varying market presence depending on the region, country or automotive manufacturer. Toyota Motor Corporation and Honda Motor Co. Ltd. hold equity ownership positions in Toyota Boshoku Corporation and TS Tech Co., Ltd., respectively. A limited number of other automotive manufacturers maintain a presence in the seat system market through wholly owned subsidiaries or in-house operations. In seat components, we compete with the seat system suppliers identified above, as well as certain suppliers that specialize in particular components.
For additional factors that may impact our Seating segment's business, financial condition, operating results and/or cash flows, see Item 1A, "Risk Factors."
E-Systems Segment
Our E-Systems segment consists of the design, development, engineering and manufacture of complete electrical distribution and connection systems, BDUs and other electronic products for light vehicles globally. We are a leader in signal distribution and power management within the vehicle for all types of powertrains – from traditional ICE architectures to the full range of electrified powertrains. Our expertise and product portfolio support new vehicle electrical architectures, including the adoption of high voltage electrified vehicle architectures and the transition to zone-based vehicle electrical architectures. We are expanding our capabilities and introducing new product lines, primarily within our electrical distribution and connections systems business and including intercell connect boards, BDUs, engineered components, high voltage wire, high-speed data cables and zone control modules. Further, we are deemphasizing and exiting certain electronics product lines, including audio modules, lighting modules, on-board chargers, telematics control units and niche electronic controllers, where we do not see a path to sustainable risk-adjusted financial returns.
In our E-Systems business, the electrification of the vehicle powertrain adds significant content per vehicle for our products, including high voltage wire harnesses, high voltage battery connection systems (intercell connect boards, bus bars and main battery connection systems) and BDUs. The trend toward longer range, larger format (trucks and SUVs) and higher performance electrified vehicles further increases content per vehicle and aligns favorably with our products, including high power-to-size ratio terminal systems, high performance BDUs and intercell connect boards.
In addition, the continuing evolution of the vehicle electrical architecture is introducing more highly integrated power management and control electronics (or zone control modules) and greatly expanding the use of high-speed data within the vehicle. Our customers are adopting these new architectures on both ICE and electrified powertrains to enable continued integration of more electrical and electronic content and to enable future software-defined functionality. These market demands align favorably with our expertise in zone control modules and high-speed data cables and are expected to increase content per vehicle.
Our product portfolio strategy enables increased leverage of our investments across a focused product portfolio and creates a competitive advantage as we are able to offer our customers customized solutions optimized to provide complete architecture benefits. Our component designs consider the performance of the complete architecture, creating superior value for our customers. Our investments in electrification over the past fourteen years are providing us with a significant growth opportunity with respect to this trend. Further, electrified vehicle architectures represent a significant content per vehicle expansion opportunity for us.
Electrical Distribution and Connection Systems
Electrical distribution and connection systems route network and electrical signals and manage electrical power within the vehicle for all types of powertrains, including traditional ICE architectures and the full range of electrified powertrains, supporting the current industry trend toward electrification. Key components of electrical distribution and connection systems include wire harnesses, terminals and connectors, high voltage battery connection systems and engineered components for both ICE architectures and electrified powertrains that require management of higher voltage and power.
Wire harness assemblies, together with connection systems, link all of the various electrical and electronic devices within the vehicle to each other and/or to a power source. Our wire harnesses provide low voltage (12 volts and 48 volts) and high voltage (60 volts – 800 volts) power distribution. Low voltage wire harnesses are used on all light duty vehicles, and high voltage wire harnesses are used on vehicles with electrified powertrains. Wire harness assemblies are a collection of individual circuits fabricated from raw and insulated wire, which is automatically cut to length and terminated during the manufacturing process. Individual circuits are assembled together, inserted into connectors and wrapped or taped to form wire harness assemblies. The assembly process is labor intensive, and as a result, production is generally performed in low-cost labor sites in Mexico, Honduras, Brazil, Eastern Europe, Africa, China and the Philippines.
Connection systems include terminals and connectors, high voltage battery connection systems and engineered components that join wire harnesses together at their respective end points or connect electronic devices to wire harnesses. Connection systems can vary significantly in size and complexity depending on the amount of power or data being transferred and the number of connections being made at any particular point in the electrical distribution system. Connection systems support both low voltage and high voltage power distribution. Low voltage connection systems are used on all light duty vehicles and high voltage connection systems are used on vehicles with electrified powertrains. Our connection systems are produced using highly automated processes, including stamping, injection molding and automated assembly processes. In 2021, we entered into multiple partnerships to expand our business opportunities in connection systems, including partnerships with IMS Connector System, a technology company based in Germany to enable advanced high-speed data connection systems, and Hu Lane Associate Inc., a world-class manufacturer of automotive connector products to expand our access to a broader catalog of product-enabling solutions for our customers. Our connection systems are currently manufactured in Germany, Czech Republic, China and the United States. Key material inputs to our connection systems business include metals, such as copper and aluminum, and various resins.
High voltage battery connection systems consist of stamped and molded components and assemblies that provide connections between battery cells, from the battery pack to the vehicle electrical architecture, and between other electrical components within the high voltage battery pack. High voltage battery connection systems can vary in size and design to accommodate various high voltage battery architectures and enable safe and efficient electrified powertrain battery packs. Specific products include intercell connect boards, bus bars and main battery connection systems. These products are produced using highly automated processes, including stamping, bending, molding and assembly. Our established capabilities in connection systems and engineered components facilitate our ability to produce these products. Our high voltage battery connection systems are produced in Germany, the United States, the Czech Republic, Mexico and China. Key material inputs to our high voltage battery connection systems business include metals, such as copper, aluminum, and steel, and various resins.
Engineered components consist of molded components included in wire harness assemblies. These components perform specific functions, such as protection, routing, sealing or covering, to ensure that the wire harness assembly properly performs its function. In 2021, we acquired M&N Plastics, a privately owned injection molding specialist and manufacturer of engineered plastic components for automotive electrical distribution applications, which significantly expanded our capabilities and footprint in engineered components. Engineered component capabilities are a significant contributor to vertically integrated product assemblies and enable business growth across electrical distribution and connection systems and our Seating business due to increased control of product cost and quality, as well as the supply chain. Engineered components are applicable to all vehicle architectures and are produced using molding processes. Our engineered components are currently manufactured in Germany, the Czech Republic, the United States and China. Key material inputs to our engineered components are various resins.

Battery Disconnect Units
In our E-Systems segment, we also design, develop, engineer and manufacture BDUs. These products control all electrical energy flowing into and out of the high voltage battery on electrified vehicles. More than fourteen years of experience in BDUs and our expertise in areas integral to the performance of BDUs, such as power and thermal management and electrical architecture integration, have contributed to our well-established market position and our ability to effectively and competitively supply BDUs. BDUs are applicable to all electrified powertrain vehicles, but the size, complexity and configuration of BDUs can vary widely dependent upon the power requirements of individual vehicle platforms. Our BDUs are currently manufactured in Mexico, China and Morocco, with an anticipated new facility opening in the United States in 2023. Key material inputs to our BDUs include metals, including copper and aluminum, various resins, and power components such as fuses, e-fuses and contactors.
Other Electronic Products
In our E-Systems segment, we also design, develop, engineer and manufacture other electronic products that control various functions and power distribution within the vehicle. Our electronic product offerings include zone control modules, body domain modules and low voltage and high voltage power distribution units. These units are typically purchased with embedded software to manage vehicle functions, control power distribution and ensure vehicle network connection. We assemble these modules using specialized, high-speed surface mount placement equipment and assembly processes in Mexico, Europe, Northern Africa and China.
Technology
Our complete electrical distribution and connection system design capabilities, coupled with market-leading component technologies, allow early access to our customers' product development teams, which provides an indication of our customers' product needs and enables us to develop system design efficiencies. Our expertise is developed and delivered by approximately 2,500 engineers across fourteen countries and is led by four global technology centers of excellence in China, Germany, Spain and the United States for each of our major product lines in this segment.
In electrical distribution and connection systems, our technology includes expertise in the design and use of alternative conductor materials, such as aluminum, copper-clad steel and other hybrid alloys. Alternative conductor materials can enable the use of ultra small gauge conductors, which reduce the weight and packaging size of electrical distribution and connection systems. We also have developed proprietary manufacturing process technologies, such as our vertical manufacturing system that features three dimensional wire harness assembly boards. Our expertise in connection system technology facilitates our ability to implement these small gauge and alternative alloy conductors. We have developed advanced capabilities in aluminum terminals and aluminum wire termination, ultra small gauge termination and high voltage terminals and connectors. We have developed high density in-line connectors and new small gauge terminals that will enable wire gauge reduction and provide our customers with smaller and lower cost solutions. In high voltage battery connection systems, we have established a leading capability in power density (power per packaging size) that is being adopted by multiple automotive manufacturers. In addition, we have developed highly integrated and highly automated solutions to improve the performance of high voltage batteries. These technologies are supported by our proprietary virtual proving grounds, which is an industry-leading suite of in-house developed tools and processes to significantly reduce design, development and validation testing time and expense.
In BDUs, we have developed many patented or patent pending technologies that enable management of higher power levels and efficient thermal management. In addition, our technology and capabilities were awarded an Automotive News PACE Award for technological excellence in 2021. Our BDU capabilities enable the highest power large-format vehicles by utilizing innovative technologies, including flat-flex wires to quickly dissipate heat. Our product achieves a 20% weight reduction, 32% size reduction and 135% gain in current-carrying capability across 400 volt and 800 volt architectures, as compared to currently available architecture offerings. These technologies are also scalable to achieve superior performance for vehicles with lower power requirements.
In our other electronic products, we are a market leader in zone control, body domain control and power distribution technology and began production of our Automotive News PACE Award-winning Solid State Smart Junction BoxTM in 2016. Further, our expertise in e-fuse technology is leading to new power distribution business awards as new architectures are adopted and functional safety requirements increase. Software is a critical element of our other electronic products business. Software capabilities are becoming more important in the management of complex and highly sophisticated electronic architectures. Software within the vehicle is rapidly growing as a key element of technological innovation and a cost effective way to provide new features and functions.
For additional factors that may impact our E-Systems segment's business, financial condition, operating results and/or cash flows, see Item 1A, "Risk Factors."

Customers
The top five customers of our E-Systems segment are: Ford, Geely (including Polestar and Volvo), Renault-Nissan, Jaguar Land Rover and Volkswagen.
Competition
Our major competitors in electrical distribution and connection systems include Aptiv PLC, Leoni AG, Molex Incorporated (a subsidiary of Koch Industries Inc.), Sumitomo Corporation, TE Connectivity and Yazaki Corporation. Our major competitors in BDUs include Contemporary Amperex Technology Co. Limited, Delta Electronics, Inc., LG Energy Systems, Ltd., Panasonic Holdings Corporation and Yazaki Corporation. Our major competitors in other electronic products include Aptiv PLC, Continental AG, Denso Corporation, Harman International Industries, Incorporated (a subsidiary of Samsung Electronics Co. Ltd.), Hella AG, Robert Bosch GmbH, Valeo S.A. and Visteon Corporation.
Environmental, Social and Governance
At Lear, we recognize the importance of ESG considerations to our investors, as well as our employees, customers and other stakeholders. We believe that growing customer and consumer demand for sustainable products provides additional business opportunities for our Company, and more efficient use of energy and natural resources provides the potential to lower operating costs. We are continuously working to embed responsible and sustainable ESG principles into our key business processes and operations, including without limitation corporate strategy, enterprise risk management, innovation, procurement, product and process development, and sales. Our ESG strategy and initiatives are developed by a cross-functional team of senior subject matter experts, reviewed and approved by senior management and overseen by the Governance and Sustainability Committee of our Board. We actively communicate our goals and activities to our investors in our public disclosures available on our website and in our SEC filings. Our ESG efforts demonstrate how we live our core value to Get Results the Right Way, which we have reinforced by recommitting to the United Nations Global Compact each year since becoming a signatory in 2020.
Energy Efficiency and Carbon Reduction Efforts at Lear
•How We Are Driving Sustainability in Our Production Processes
We employ standardized production processes globally that are designed to drive the efficient use of energy to reduce energy costs and greenhouse gas emissions, the prevention of pollution and the utilization of safe and sustainable production processes. We have published carbon reduction goals that we intend to achieve by 2030, including 100% usage of renewable energy for our electricity consumption and a 50% reduction in carbon emissions at our facilities, as well as an aspiration to be carbon neutral by 2050.
We are implementing a multifaceted approach to achieve these goals. In our internal operations, this approach is focused in large part on increasing our usage of renewable energy, as well as on efforts to reduce energy consumption and use energy more efficiently. In particular, we have developed, and are implementing, a comprehensive renewable energy strategy which includes the following:
–On-site renewable energy generation at certain sites (we currently have solar arrays operating at eight sites in Europe, South America and China);
–Purchasing energy attribution certifications from energy providers, whether bundled with existing energy purchases or unbundled in certain regions (such purchases are made on an ongoing basis each year); and
–Virtual power purchase agreements to support new renewable energy projects in the United States and Europe.
Also, in 2022, we joined Climate Group's RE100, a global renewable electricity initiative comprised of companies committed to sourcing 100% of their electricity from renewable sources, and also committed to the Science Based Targets Initiative (SBTi).
In 2021, we released our Energy Efficiency Playbook into our operations to institutionalize best practices regarding energy usage. Since its release, this playbook has been used broadly within our global operations on an ongoing basis. We have also updated our facilities' specifications for new construction and significant building refurbishments to require more energy efficient systems, such as heating and cooling, wherever practicable.
Furthermore, in 2022, we released additional playbooks specific to waste generation and water usage for implementation at our global facilities. Like our Energy Efficiency Playbook, these playbooks are focused on promoting sustainable operating practices within our facilities, while at the same time increasing operational efficiency and potentially reducing costs.

While the foregoing efforts will help us drive toward the elimination of carbon emissions in those areas we directly control (Scope 1 and 2 emissions), we are also progressing toward our longer-term overall goal of carbon neutrality across our value chain (including Scope 3 emissions). Accordingly, we are working to measure our Scope 3 emissions through the development of product life cycle assessments for our major product offerings. In terms of our supply chain, we are communicating both our own carbon and renewable energy goals and our expectations of our suppliers as to sustainable energy usage going forward.
•How We Are Responding to Increased Calls for Product Sustainability
The automotive industry remains focused on the development of sustainable transportation solutions, particularly in light of the continued focus on climate change and environmental sustainability among governments, non-governmental organizations, investors, consumers and other stakeholders. This focus is increasing the expectations, and in some cases, leading to regulatory requirements, that the automotive industry utilize cleaner, more fuel-efficient solutions. In addition, the advantages of carbon reduction and energy efficiency are expected to make electric vehicles an increasingly popular choice over time.
Many of our product offerings are designed to capitalize on these evolving regulatory requirements and consumer preferences, such as electrical distribution and connection systems and BDUs designed for high voltage applications, as well as our thermal comfort solutions that can increase the efficiency of a vehicle's HVAC system and, in turn, potentially facilitate an increased range for electric vehicles. Additionally, our intelligent and reconfigurable seats support the trend of shared mobility.
Our stakeholders' focus on sustainability is aligned with our efforts to develop products that are more environmentally sustainable. These products include, without limitation, SoyFoamTM, a substitute for certain petroleum-based products, FlexAirTM, our 100% recyclable non-foam alternative, and ReNewKnitTM, a sustainable sueded alternative material that is fully recyclable at its end of life and composed of 100% recycled plastic bottles.
We are also committed to working with our suppliers and customers to source raw materials, including leather, in a sustainable manner. Our leather operations source cattle hides as a by product of the beef industry and are protecting forests by working to eliminate purchases of such hides from cattle farms involved in deforestation and forest degradation. Our No Deforestation Policy aligns with industry standards and requires of our suppliers:
–Supply chain transparency, so that all materials supplied to us are from legal sources;
–Land is not clear-cut or burned for production or development; and
–Compliance with governmental laws, regulations and guidelines regarding deforestation.
With respect to the Amazon rainforest, 100% of the direct Brazilian suppliers to our leather operations use georeferencing technology to confirm that their suppliers did not directly buy cattle from farms involved in deforestation, invasion of indigenous and protected areas or human rights violations. To monitor our suppliers' compliance with these requirements, we may conduct audits and/or require third-party verification.
Other ESG-Related Initiatives
We are especially proud of our employee efforts to support our global communities. Through our Operation GIVE campaign at our Southfield, Michigan headquarters, approximately $1 million in employee contributions benefited local programs focused on economic well-being, education and the environment in 2022.
Our commitment to human rights is set forth in our Human Rights Policy that clearly defines how we approach, govern and defend the dignity of people throughout our operations, our global supply chain and the communities in which we operate. In addition, our Together We Belong program helps fund initiatives that address racial inequality and discrimination through a combination of grants to external organizations, as well as internal investments to educate and engage our employees.
Our governance activities help ensure that our business and operations are conducted in compliance with all applicable laws, as well as Lear's policies and procedures, particularly our Code of Business Conduct and Ethics, which addresses conflicts of interest, bribery and corruption, political contributions and information technology security, among other things. In 2022, we updated our Code of Business Conduct and Ethics to include additional and enhanced sections on certain of these topics, as well as on topics such as social media, human rights, and diversity and inclusion. Our Board and its Audit and Governance and Sustainability Committees oversee our compliance and governance activities. Our expectations related to conducting business in a sustainable and ethical manner extend to our supply base. Suppliers must meet the requirements of our Supplier Sustainability Policy and Global Requirements Manual and Code of Conduct for Suppliers. We monitor and assess their compliance both internally and through the use of a third party.

Human Capital Management
We believe that the best way to deliver the highest quality products and services is to maintain a work environment that prioritizes safety and fosters collaboration, inclusion, tolerance and respect for our 168,700 employees around the world.
As of December 31, 2022 and 2021, our employment levels worldwide were approximately as follows:

Region	2022	2021
United States and Canada	10,200	10,200
Mexico	51,000	47,500
Central and South America	22,700	19,700
Europe and Africa	59,000	55,100
Asia	25,800	27,600
Total	168,700	160,100
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
A substantial number of our employees are members of industrial trade unions or national trade organizations. We have collective bargaining agreements with several North American unions, including the United Auto Workers, Unifor, International Brotherhood of Electrical Workers and Workers United. In the United States and Canada, each of our unionized facilities has a separate collective bargaining agreement with the union that represents the workers at such facility, with each such agreement having an expiration date that is independent of the other agreements. The majority of our employees in Mexico and Europe are members of industrial trade union organizations or confederations within their respective countries. Many of these organizations and confederations operate under national contracts, which are not specific to any one employer. We have infrequently experienced labor disputes at our plants. We have been able to resolve all such labor disputes and believe that our relations with our employees are generally good.
See Item 1A, "Risk Factors — A significant labor dispute involving us or one or more of our customers or suppliers or that could otherwise affect our operations could adversely affect our financial performance," and Part II — Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements."
Ethics and Compliance
We are committed to conducting our business with integrity and in compliance with all applicable laws of the cities, states and countries in which we operate, and we have established a Code of Business Conduct and Ethics to assist employees in this regard. In 2022, we updated our Code of Business Conduct and Ethics to include additional or enhanced sections on certain of these topics, as well as on topics such as social media, human rights, and diversity and inclusion. We encourage employees to report concerns through a variety of channels, including a compliance and ethics toll-free number, an online form and a mobile app, each of which allows for anonymous reporting. Our ethics and compliance team reviews every report and, when appropriate, conducts an investigation. We also maintain an Anti-Retaliation Policy such that any employee who reports a concern in good faith is protected from harassment, retaliation or adverse employment consequences.
Health and Safety
Our health and safety programs are designed around global standards with appropriate variations to address the multiple jurisdictions and unique working environments of our manufacturing operations. Our health and safety management system is compliant with the ISO 45001 standard, and we are currently implementing a more comprehensive program which combines ISO 14001 and 45001 requirements to improve efficiency and performance. Each of our locations performs regular safety audits to ensure that proper safety policies are in place and appropriate safety training is provided. In addition, we engage an independent third-party conformity assessment and certification vendor to audit selected operations for adherence to our global health and safety standards.
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
Diversity, Equity and Inclusion ("DEI")
We strive to build a culture of diversity, equity and inclusion not only through our human resource policies and practices but also by actively monitoring pay equity and working to eliminate discrimination and harassment in all of its forms. In 2022, our employees participated in more than 200,000 hours of DEI and anti-harassment training. In addition, our global executives and U.S. managers at our Southfield, Michigan headquarters have completed our Connecting with Others DEI training, which helps our employees identify barriers to inclusion and learn behaviors that both promote inclusion and establish stronger connections. Our Together We Belong program continues to help our employees learn to navigate difficult conversations, support our colleagues and celebrate the many facets of diversity. In 2021, we introduced Together We Grow, a merit-based program designed to help future leaders from historically underrepresented groups build their careers at Lear. We are accomplishing this by investing in meaningful development and proactive career management and being intentional in advancing and promoting this talent to management roles and leadership positions. In addition, the program provides an executive sponsor, career mapping and access to the senior leadership team. By focusing on engagement and relationship building, this program allows our next generation of leaders to maximize their full potential. We are also proud of our six employee resource groups, representing 15 countries. Each employee-led resource group is supported by an executive sponsor and is open to all employees, with a goal of fostering a culture where everyone in our diverse and global workforce feels engaged, accepted and valued. Over the last two years, the employee resource groups have held over 1,300 events, including lunch and learns, trainings, and volunteer and social activities.
Training and Talent Development
We are committed to the continued development of our employees. In 2022, we have delivered more than five million hours of safety, development, leadership, quality, continuous improvement, lean manufacturing, and ISO and IATF certification training. We offer several professional development and leadership programs in the United States, Europe, Asia, Mexico and South America. Our CEO Academy is our premier leadership development opportunity. Twice per year, a select group of leaders representing diverse functions and backgrounds are invited to participate in a week-long leadership immersion event, during which each participant presents a bold business idea to help drive Lear's success. In addition, formal talent reviews and succession planning occur annually – globally and across all business areas. Senior leadership provides annual updates on succession and talent development to the Board.
Employee Engagement and Culture
Launched in 2017, Together We Win is Lear's global employee engagement program focused on driving cultural change in our operations. Plants advance through four segments — leadership, work environment, employee involvement and team empowerment. Together We Win unites manufacturing employees across the globe in achieving excellence based on key operations and employee engagement metrics, such as quality, absenteeism, health and safety performance, and operational efficiency.
Champions of Lear celebrates our global operations and our hourly and salaried employees who represent the best-of-the-best in our company. Individuals, teams or plants submit an application which is reviewed by a diverse panel of judges, including Lear leadership. Award categories honor achievements in culture, customer appreciation, innovation, supply chain, quality, safety, operational excellence, continuous improvement, sustainability, best launch and best plant collaboration, as well as the prestigious CEO Special Appreciation Award. In 2021, an additional award category was added to recognize initiatives that support DEI in the workplace.
Customers
In 2022, General Motors and Ford, two of the largest automotive and light truck manufacturers in the world, accounted for 20% and 14% of our net sales, respectively. In addition, Mercedes-Benz, Volkswagen and Stellantis accounted for 11%, 11% and 10% of our 2022 net sales, respectively. We supply and have expertise in all vehicle segments of the automotive market. Our sales content tends to be higher on those vehicle platforms and segments which offer more features and functionality. The popularity of particular vehicle platforms and segments varies over time and by regional market. We expect to continue to win new business and grow sales at a greater rate than overall automotive industry production. For further information related to our customers and domestic and foreign sales and operations, see Note 15, "Segment Reporting," to the consolidated financial statements included in this Report.
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
Our customers typically award contracts several years before actual production is scheduled to begin. Each year, the automotive manufacturers introduce new models, update existing models and discontinue certain models and, periodically, even complete brands. In this process, we may be selected as the supplier on a new model, we may continue as the supplier on an updated model or we may lose the business on a new or updated model to a competitor. Our sales backlog reflects our estimated net sales over the next three years from formally awarded new programs, less lost and discontinued programs. This measure excludes the sales backlog at our non-consolidated joint ventures. As of January 2023, our 2023 to 2025 sales backlog is $2.85 billion. Our current sales backlog reflects $1.0 billion related to 2023, of which 63% and 37% is related to our Seating and E-Systems segments, respectively. In addition, our 2023 to 2025 sales backlog at our non-consolidated joint ventures is approximately $380 million. Our current sales backlog assumes volumes based on the independent industry projections of S&P Global Mobility as of December 2022 and internal estimates, a Euro exchange rate of $1.05/Euro and a Chinese renminbi exchange rate of 7.00/$. This sales backlog is generally subject to a number of risks and uncertainties, including vehicle production volumes on new and replacement programs and foreign exchange rates, as well as the timing of production launches and changes in customer development plans. For additional information regarding risks that may affect our sales backlog, see Item 1A, "Risk Factors," and Part II — Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements."
We receive purchase orders from our customers that generally provide for the supply of a customer's annual requirements for a particular vehicle model and assembly plant, or in some cases, for the supply of a customer's requirements for the life of a particular vehicle model, rather than for the purchase of a specified quantity of products. Although most purchase orders may be terminated by our customers at any time, such terminations have been infrequent and have not had a material impact on our operating results. We are subject to risks that an automotive manufacturer will produce fewer units of a vehicle model than anticipated or that an automotive manufacturer will not award us a replacement program following the life of a vehicle model. To reduce our reliance on any one vehicle model, we produce automotive systems and components for a broad cross-section of both new and established models. However, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating performance. Our net sales for the year ended December 31, 2022, consisted of 27% passenger cars, 54% crossover and sport utility vehicles and 19% trucks and vans.
Our agreements with our major customers generally provide for an annual productivity price reduction. Historically, cost reductions through product design changes, increased manufacturing productivity and similar programs with our suppliers have generally offset these customer-imposed price reduction requirements. However, raw material, energy, commodity, product component and labor costs can be volatile. Although we have developed and implemented strategies to mitigate the impact of such costs, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Certain of these strategies also may limit our opportunities in a declining commodity price environment. In addition, we are exposed to market risk associated with fluctuations in foreign exchange as a result of our low-cost footprint and vertical integration strategies. We use derivative financial instruments to reduce our exposure to fluctuations in foreign exchange rates. For additional information regarding our foreign exchange and commodity price risk, see Part II — Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Commodity Prices" and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk — Market Risk Sensitivity — Foreign Exchange."
Seasonality
Our principal operations are directly related to the automotive industry. Consequently, we may experience seasonal fluctuations to the extent automotive vehicle production slows, such as in the summer months when many customer plants close for holidays and/or model year changeovers, as well as in December when many customer plants close for the holidays.
Raw Materials
The principal raw materials used in our seat systems, electrical distribution and connection systems, BDUs and other electronic products are generally available and obtained from multiple suppliers under various types of supply agreements. Components such as seat trim covers, surface materials such as leather and fabric, seat mechanisms, seat foam, thermal comfort solutions such as seat massage, lumbar, heat and ventilation products, headrests, connection systems and certain other components are either manufactured by us internally or purchased from multiple suppliers under various types of supply agreements (certain of which are sourced by our customers and certain of which are sourced by us). The majority of the steel used in our products is comprised of fabricated components that are integrated into a seat system, such as seat frames, recliner mechanisms, seat tracks and other mechanical components. Therefore, our exposure to changes in steel prices is primarily indirect, through these purchased components. With the exception of certain connection systems, the materials that we use to manufacture wire harness assemblies are substantially purchased from suppliers, including extruded and insulated wire and cable. The majority of our copper purchases are comprised of extruded wire and cable that we integrate into electrical wire harnesses. In general, our copper purchases, as well as a significant portion of our leather purchases, are subject to price index agreements with our customers and suppliers. We utilize a combination of short-term and long-term supply contracts to purchase key components. We generally retain the right to terminate these agreements if our supplier does not remain competitive in terms of cost, quality, delivery, technology or customer support.
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
We have numerous registered trademarks in the United States and in many foreign countries. The most important of these marks include LEAR CORPORATION® (including our stylized version thereof) and LEAR®, which are widely used in connection with our products and services. Our other principal brands include GUILFORD® and EAGLE OTTAWA®. ConfigurE+TM seating, FlexAirTM non-foam alternative, INTUTM seating, ProTec® active head restraints, ReNewKnitTM fabrics, SMART JUNCTION BOXTM technology, SoyFoamTM foam substitute, STRUCSURETM systems and TeXstyleTM fabrics are some of our other trademarks used in connection with certain of our product lines.
Government Regulations and Environmental Matters
We are subject to a variety of federal, state, local and foreign laws and regulations, including those related to health, safety and environmental matters. Costs incurred to comply with these governmental regulations are not material to our capital expenditures, financial performance or competitive position. Additional information about the impact of government regulations on our business is included in Item 1A, "Risk Factors," under the heading "Legal and Regulatory Risks."
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
Furthermore, we currently offer products that advance sustainability, such as ReNewKnitTM, FlexAirTM and SoyFoamTM, and are creating technologies that facilitate environmentally friendly transportation alternatives, such as hybrid and electric vehicles. Our expertise, capabilities and environmental leadership are allowing us to expand our product offerings in this area.

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
As of December 31, 2022, we had sixteen operating joint ventures located in five countries. Of these joint ventures, six are consolidated, and ten are accounted for using the equity method of accounting. Fourteen of the joint ventures operate in Asia, and two operate in North America (both of which are dedicated to serving Asian automotive manufacturers). Net sales of our consolidated joint ventures accounted for approximately 8% of our net sales in 2022. As of December 31, 2022, our investments in non-consolidated joint ventures totaled $197 million.
A summary of our non-consolidated operating joint ventures, including ownership percentages, is shown below. For further information related to our joint ventures, see Note 6, "Investments in Affiliates and Other Related Party Transactions," to the consolidated financial statements included in this Report.

Country	Name	Ownership Percentage
China	Beijing BHAP Lear Automotive Systems Co., Ltd.	50%
China	Beijing Lear Hyundai Transys Co., Ltd.	50
China	Guangzhou Lear Automotive Components Co., Ltd.	50
China	Jiangxi Jiangling Lear Interior Systems Co., Ltd.	50
China	Lear Dongfeng Automotive Seating Co., Ltd.	50
China	Changchun Lear FAWSN Automotive Seat Systems Co., Ltd.	49
China	Shenyang Jinbei Lear Automotive Seating Co. Ltd.	49
Honduras	Honduras Electrical Distribution Systems S. de R.L. de C.V.	49
United States	Kyungshin-Lear Sales and Engineering LLC	49
India	Hyundai Transys Lear Automotive Private Limited	35

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
Our sales are driven by the number of vehicles produced by our automotive manufacturer customers, which is ultimately dependent on consumer demand for automotive vehicles and the availability of raw materials and components, and our content per vehicle. The automotive industry is cyclical and sensitive to general economic conditions, including geopolitical issues, global credit markets, interest rates, inflation, consumer credit and consumer spending and preferences. Automotive sales and production can also be affected by the age of the vehicle fleet and related scrappage rates, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, tariffs and other non-tariff trade barriers, the availability and cost of credit, the cost of critical components needed to complete the production of vehicles, logistics issues, restructuring actions of our customers and suppliers, facility closures and increased competition, as well as consumer preferences regarding vehicle size, configuration and features, including alternative fuel vehicles, changing consumer attitudes toward vehicle ownership and usage, such as ride sharing and on-demand transportation, and other factors.
Due to the evolving global economic conditions since 2020, initially as a result of the COVID-19 pandemic, the automotive industry experienced a decline in global customer sales and production volumes. Although industry production has recovered modestly with production increasing 7% in 2022 compared to 2021, production remains well below recent historic levels. Industry production in 2022 was approximately 8% below 2019 pre-pandemic levels and 16% below 2017 peak levels. Since 2020, industry and economic conditions have been influenced directly and indirectly by macroeconomic events such as the COVID-19 pandemic and, beginning in the first quarter of 2022, the Russia-Ukraine conflict, resulting in unfavorable conditions, including shortages of semiconductor chips and other components, elevated inflation levels, higher interest rates, and labor and energy shortages in certain markets. These factors, among others, are impacting consumer demand as well as the ability of automobile manufactures to produce vehicles to meet demand.
As a result, we have experienced and may continue to experience reductions and fluctuations in orders from our customers. An economic downturn or other adverse industry conditions that result in a decline in the production levels of our major customers, particularly with respect to models for which we are a significant supplier, or the financial distress of one or more of our major customers could reduce our sales or otherwise adversely affect our financial condition, operating results and cash flows. Further, our ability to reduce the risks inherent in certain concentrations of business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall. We may not be successful in such diversification.
•Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance.
Raw material, energy, commodity and product component costs can be volatile. Although we have developed and implemented strategies to mitigate the impact of such costs, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. Certain of these strategies also may limit our opportunities in a declining price environment. In addition, the availability of raw materials, energy, commodities and product components fluctuates from time to time due to factors outside of our control, including trade laws and restrictions, natural disasters and global pandemics like COVID-19 and resulting supply chain disruptions, and may impact our ability to meet the production demands of our customers. Currently, due to a variety of global factors, the insufficient availability of semiconductor chips is adversely affecting, and may continue to adversely affect, a number of industries, including the automotive industry. Increases in the costs of raw materials, energy, commodities and product components, or restrictions on the availability thereof, could adversely affect our financial condition, operating results and cash flows.
•Pandemics or disease outbreaks, such as COVID-19, have disrupted, and may continue to disrupt, our business, which could adversely affect our financial performance.
Pandemics or disease outbreaks, such as COVID-19, have disrupted, and may continue to disrupt, the global economy. Furthermore, as was experienced with COVID-19, the measures undertaken by governmental authorities to address such pandemics or outbreaks, as well as their associated economic, social and other impacts, could significantly disrupt our operations or prevent us from operating our business in the ordinary course for an extended period of time, lead to declines in automotive industry production levels or customer demand and/or adversely affect our financial condition, operating results or cash flows.
For example, the COVID-19 pandemic led to a dramatic reduction in global economic activity in 2020. International, federal, state and local public health and governmental authorities around the world took (and in some circumstances may continue to take) extraordinary actions to contain and combat the spread of COVID-19, including travel bans, quarantines, "stay-at-home" orders and similar mandates. The automotive industry was particularly negatively impacted as automotive manufacturers suspended or severely limited automotive production globally during portions of 2020 (and, in some regions, during portions of subsequent years as well). In addition, the automotive industry experienced a sudden and sharp decline in consumer demand beginning in 2020, as well as various other impacts such as logistics challenges, component and material shortages, and labor shortages that, in many cases, continued into subsequent years.
If the COVID-19 pandemic were to significantly worsen, or another pandemic or disease outbreak were to emerge, we could experience further material disruptions in our operating environment related to declines in the production levels of our major customers, decreases in consumer demand for automotive vehicles, financial distress of one or more of our major customers or suppliers, or other adverse developments affecting one or more of our suppliers, each of which could adversely affect our financial performance, as described in more detail under "Our industry is cyclical and a decline in the production levels of our major customers, particularly with respect to models for which we are a significant supplier, or the financial distress of one or more of our major customers could adversely affect our financial performance" above and "Adverse developments affecting or the financial distress of one or more of our suppliers could adversely affect our financial performance" below.
The ongoing COVID-19 pandemic has exacerbated, and may also continue to exacerbate, other risks disclosed herein, including, but not limited to, our competitiveness, demand for our products and shifting consumer preferences.
•The loss of business with respect to, the lack of commercial success of or an increase in directed component sourcing for a vehicle model for which we are a significant supplier could adversely affect our financial performance.
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
Downward pricing pressure by automotive manufacturers is a characteristic of the automotive industry. Our customer contracts generally provide for annual price reductions over the production life of the vehicle, while requiring us to assume significant responsibility for the design, development and engineering of our products. Prices may also be adjusted on an ongoing basis to reflect changes in product content/costs and other commercial factors. Our financial performance is largely dependent on our ability to achieve product cost reductions through product design enhancements and supply chain management, as well as manufacturing efficiencies and restructuring actions. We also seek to enhance our financial performance by investing in product development, design capabilities and new product initiatives that respond to the needs of our customers and consumers. We continually evaluate operational and strategic alternatives to align our business with the changing needs of our customers and improve our business structure by investing in vertical integration opportunities globally. Our inability to achieve product cost reductions that offset customer-imposed price reductions could adversely affect our financial condition, operating results and cash flows.
•Adverse developments affecting or the financial distress of one or more of our suppliers could adversely affect our financial performance.
We obtain components and other products and services from numerous automotive suppliers and other vendors throughout the world. We are responsible for managing our supply chain, including suppliers that may be the sole sources of products that we require, that our customers direct us to use or that have unique capabilities that would make it difficult and/or expensive to re-source. In certain instances, entire industries may experience short-term capacity constraints. Additionally, our production capacity, and that of our customers and suppliers, may be adversely affected by natural disasters or other significant disruptions. Any such significant disruption could adversely affect our financial performance. Furthermore, unfavorable economic or industry conditions could result in financial distress within our supply base, thereby increasing the risk of supply disruption. An economic downturn or other unfavorable industry conditions in one or more of the regions in which we operate could cause a supply disruption and thereby adversely affect our financial condition, operating results and cash flows.
•A significant labor dispute involving us or one or more of our customers or suppliers or that could otherwise affect our operations could adversely affect our financial performance.
A substantial number of our employees and the employees of our largest customers and suppliers are members of industrial trade unions and are employed under the terms of various labor agreements. We have labor agreements covering approximately 81,300 employees globally. In the United States and Canada, each of our unionized facilities has a separate collective bargaining agreement with the union that represents the workers at such facility, with each such agreement having an expiration date that is independent of the other agreements. Labor agreements covering approximately 74% of our global unionized work force, including labor agreements in the United States and Canada covering approximately 2% of our global unionized workforce, are scheduled to expire in 2023. There can be no assurances that these upcoming negotiations or any other future negotiations with the unions will be resolved favorably or that we will not experience a work stoppage or disruption that could adversely affect our financial condition, operating results and cash flows. A labor dispute involving us, any of our customers or suppliers or any other suppliers to our customers or that otherwise affects our operations, or the inability by us, any of our customers or suppliers or any other suppliers to our customers to negotiate, upon the expiration of a labor agreement, an extension of such agreement or a new agreement on satisfactory terms could adversely affect our financial condition, operating results and cash flows. In addition, if any of our significant customers experience a material work stoppage, the customer may halt or limit the purchase of our products. This could require us to shut down or significantly reduce production at facilities relating to such products, which could adversely affect our business and harm our profitability.
•Our ability to attract, develop, engage and retain qualified employees could affect our ability to execute our strategy.
Our success depends, in part, on our ability to identify and attract qualified candidates with the requisite education, background and experience, as well as our ability to develop, engage and retain qualified employees. Failure to attract, develop, engage and retain qualified employees, whether as a result of an insufficient number of qualified applicants, difficulty in recruiting new employees or inadequate resources to train, integrate and retain qualified employees, could impair our ability to execute our business strategy and could adversely affect our business. In addition, while we strive to reduce the impact of the departure of employees, our operations and/or our ability to execute our business strategy and meet our business objectives may be affected by the loss of employees, particularly when departures involve larger numbers of employees. Higher rates of employee separations may adversely affect us through decreased employee morale, the loss of knowledge of departing employees and the devotion of resources to recruiting and onboarding new employees.
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
Expanding our sales and operations in lower-cost regions are important elements of our strategy. As a result, our exposure to the risks described above is substantial. The likelihood of such occurrences and their potential effect on us vary from country to country and are unpredictable. However, any such occurrences could adversely affect our financial condition, operating results and cash flows.
•Certain of our operations are conducted through joint ventures which have unique risks.
Certain of our operations, particularly in Asia, are conducted through joint ventures. With respect to our joint ventures, we may share ownership and management responsibilities with one or more partners that may not share our goals and objectives. Operating a joint venture requires us to operate the business pursuant to the terms of the agreement that we entered into with our partners, including additional organizational formalities, as well as to share information and decision making. Additional risks associated with joint ventures include one or more partners failing to satisfy contractual obligations, conflicts arising between us and any of our partners, a change in the ownership of any of our partners and less of an ability to control compliance with applicable rules and regulations, including the Foreign Corrupt Practices Act and related rules and regulations. Additionally, our ability to sell our interest in a joint venture may be subject to contractual and other limitations. Accordingly, any such occurrences could adversely affect our financial condition, operating results and cash flows.
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
We operate in a highly competitive industry. We and most of our competitors are seeking to expand market share with new and existing customers, including in high growth regions. Our customers award business based on, among other things, price, quality, service and technology. Our competitors' efforts to grow market share could exert downward pressure on our product pricing and margins. In addition, the automotive industry has attracted, and will continue to attract, non-traditional entrants as a result of the evolving nature of the automotive vehicle market, including autonomous vehicles, ride sharing and on-demand transportation. Further, the global automotive industry is experiencing a period of significant technological change, including a focus on environmentally sustainable vehicles and subcomponents. As a result, the success of portions of our business requires us to develop, acquire and/or incorporate new technologies and depends not only on our customers' ability to execute their strategies to exploit these technologies but also on the adoption of such technologies by end consumers. Such technologies are subject to rapid obsolescence. Our inability to maintain access to these technologies (through development, acquisition or licensing) may adversely affect our ability to compete. If we are unable to differentiate our products, maintain a low-cost footprint or compete effectively with technology-focused new market entrants, we may lose market share or be forced to reduce prices, thereby lowering our margins. Any such occurrences could adversely affect our financial condition, operating results and cash flows.
•If we do not respond appropriately, the evolution of the global transportation industry toward electrification and shared mobility could adversely affect our business.
The global transportation industry is increasingly focused on the development of more fuel-efficient solutions to meet demands from consumers and governments worldwide to address climate change and an increased desire for environmentally sustainable solutions. The impacts of these changes on us are uncertain and could ultimately prove dramatic. If we do not respond appropriately, the evolution toward electrification and other energy sources could adversely affect our business. The increased adoption of electrified and other non-internal combustion-based powertrains, such as fuel cells, may result in lower demand for some of our products. There has also been an increase in consumer preferences for car and ride sharing, as opposed to automobile ownership, which may result in a long-term reduction in the number of vehicles per capita. The evolution of the industry toward electrification and shared mobility has also attracted increased competition from entrants outside of the traditional light vehicle industry, some of whom may seek to provide products which compete with ours. Failure to innovate and to develop or acquire new and compelling products that capitalize upon new technologies in response to these evolving consumer preferences and demands could adversely affect our financial condition, operating results and cash flows.
•An emphasis on global climate change and other ESG matters by various stakeholders could negatively affect our business.
Customer, investor, employee and other stakeholder expectations of us and our supply base in areas such as the environment, social matters and corporate governance have been rapidly evolving and increasing. The enhanced stakeholder focus on ESG requires the continuous monitoring of various and evolving standards and their associated requirements. Our failure, or that of our supply base, to adequately meet stakeholder expectations may result in, among other things, the loss of business, diluted market valuation, an inability to attract customers or an inability to attract and retain top talent.
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
As of December 31, 2022, we had approximately $2.6 billion of outstanding indebtedness, as well as $2.0 billion available for borrowing under our revolving credit facility. As of December 31, 2022, there were no amounts outstanding under our revolving credit facility. The debt instruments governing our indebtedness contain covenants that may restrict our business activities or our ability to execute our strategic objectives, and our failure to comply with these covenants could result in a default under our indebtedness. We also lease certain buildings and equipment under non-cancelable lease agreements with terms exceeding one year, which are accounted for as operating leases. Additionally, any downgrade in the ratings that rating agencies assign to us and our debt may ultimately impact our access to capital markets. Our inability to generate sufficient cash flow to satisfy our debt and lease obligations, to refinance our debt obligations or to access capital markets on commercially reasonable terms could adversely affect our financial condition, operating results and cash flows.
Legal and Regulatory Risks
•A disruption in our information technology systems, or those of our customers or suppliers, including a disruption related to cybersecurity, could adversely affect our financial performance.
We rely on the accuracy, capacity and security of our information technology networks. Despite the security measures that we have implemented, including those measures related to cybersecurity, our operational systems (including business, financial, accounting, human resources, product development and manufacturing processes), as well as those of our customers, suppliers and other service providers, and certain of our connected vehicle systems and components that may collect and store sensitive end-user data (which could include personally identifiable information) could be breached or damaged by computer viruses, malware, phishing attacks, denial-of-service attacks, human error, natural or man-made incidents or disasters or unauthorized physical or electronic access. These types of incidents have become more prevalent and pervasive across industries, including our industry, and are expected to continue, if not increase, in the future. The secure operation of our information technology networks, and the processing and maintenance of information by these networks, is critical to our operations and strategy. A breach could result in business disruption, including the vehicle systems and components that we supply to our customers or our plant operations, theft of our intellectual property, trade secrets or customer information or unauthorized access to personal information, such as that of our employees or end consumers of vehicles that contain certain of our connected vehicle systems or components. Although cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our operational systems and products from attack, damage or unauthorized access are a high priority for us, our actions and investments may not be deployed quickly enough or successfully protect our systems against all vulnerabilities, including technologies developed to bypass our security measures. In addition, outside parties may attempt to fraudulently induce employees or customers to disclose access credentials or other sensitive information in order to gain access to our secure systems and networks. There are no assurances that our actions and investments to improve the maturity of our systems, processes and risk management framework or remediate vulnerabilities will be sufficient or deployed quickly enough to prevent or limit the impact of any cyber intrusion or security breach. Moreover, because the techniques used to gain access to or sabotage systems often are not recognized until launched against a target, we may be unable to anticipate the methods necessary to defend against these types of attacks, and we cannot predict the extent, frequency or impact these attacks may have on us. To the extent that our business is interrupted, including the vehicle systems and components that we supply to our customers or our plant operations, or data is lost, destroyed or inappropriately used or disclosed, such disruptions could adversely affect our competitive position, relationships with our customers, financial condition, operating results and cash flows and/or subject us to regulatory actions, including those contemplated by data privacy laws and regulations like the European Union General Data Privacy Regulation and California Consumer Privacy Act, or litigation. In addition, we may be required to incur significant costs to protect against the damage caused by these disruptions or security breaches in the future.

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
We are involved in various legal and regulatory proceedings and claims that, from time to time, are significant. These are typically claims that arise in the normal course of business, including, without limitation, commercial or contractual disputes, including disputes with our customers, suppliers or competitors, intellectual property matters, personal injury claims, environmental matters, tax matters, employment matters and antitrust matters. No assurances can be given that such proceedings and claims will not adversely affect our financial condition, operating results and cash flows.
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
Changing government regulations related to greenhouse gas emissions and energy efficiency and growing recognition among consumers of the dangers of climate change may also require increasing levels of innovation and change at the product/production process level. These trends may also prompt automotive manufacturers to accelerate commitments to carbon neutrality, which could in turn prompt us to make changes at the product/production process level. This could require additional cost and/or investment to make products/production processes compliant and/or carbon neutral.
•New laws or regulations or changes in existing laws or regulations could adversely affect our financial performance.
We and the automotive industry are subject to a variety of federal, state, local and foreign laws and regulations, including those related to health, safety and, increasingly, ESG matters. Governmental regulations also affect taxes and levies, capital markets, healthcare costs, energy usage, data privacy, international trade and immigration, human rights and other labor issues, all of which may have a direct or indirect effect on our business and the businesses of our customers and suppliers. We cannot predict the substance or impact of pending or future legislation or regulations, or the application thereof. The introduction of new laws or regulations or changes in existing laws or regulations, or the interpretation thereof, could increase the costs of doing business for us or our customers or suppliers or restrict our actions and adversely affect our financial condition, operating results and cash flows.
•We are subject to regulation of our international operations that could adversely affect our financial performance.
We are subject to many laws governing our international operations, such as those that pertain to data privacy and human rights, prohibit improper payments to government officials and restrict where we can do business and what information or products we can supply to or purchase from certain countries or third parties, including but not limited to the Foreign

Corrupt Practices Act and the U.S. Export Administration Act. Violations of these laws, which are complex, may conflict with laws of other jurisdictions and often are difficult to interpret and apply, could result in significant fines, criminal penalties or sanctions that could adversely affect our reputation, business, financial condition, operating results and cash flows.
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
As a result of changes to U.S. administrative policy, among other possible changes, there may be (i) changes in policies pertaining to the environment; (ii) changes to existing trade agreements; (iii) greater restrictions on free trade generally; and (iv) significant increases in customs duties and tariffs on goods imported into the United States. The United States-Mexico-Canada Agreement ("USMCA"), which serves as the successor agreement to the North American Free Trade Agreement ("NAFTA"), became effective on July 1, 2020. There can be no assurance that the ongoing transition to the higher North American automotive content requirements in the USMCA will not adversely affect our business. The United States still maintains significant tariffs on most imports from China. It remains unclear what specific actions the current U.S. administration may take to resolve trade-related issues with China and other countries. A trade war, other governmental action related to tariffs or international trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently manufacture and sell products or any resulting negative sentiments toward the United States could adversely affect our business, financial condition, operating results and cash flows.
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.
ITEM 2 – PROPERTIES
As of December 31, 2022, our properties include just-in-time manufacturing facilities, component manufacturing facilities, sequencing and distribution sites, and dedicated administrative/technical support facilities in 37 countries. A summary of these properties by operating segment and by region is shown below:

	North America	Europe and Africa	Asia	South America	Total
Seating	61	69	36	11	177
E-Systems	15	27	16	4	62
	76	96	52	15	239
In addition, we have 14 general administrative/technical support facilities. Our properties include seven advanced technology centers (one at our corporate headquarters in Southfield, Michigan, one additional in North America, two in Europe and three in Asia). Of our 253 total properties, 94 are owned and 159 are leased.

ITEM 3 – LEGAL PROCEEDINGS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial or contractual disputes, product liability claims and environmental legal claims and other matters. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors." For a description of our outstanding material legal proceedings, see Note 14, "Commitments and Contingencies," to the consolidated financial statements included in this Report.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

SUPPLEMENTARY ITEM – INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table sets forth the names, ages and positions of our executive officers. Executive officers are appointed annually by our Board of Directors (the "Board") and serve at the pleasure of our Board.

Name	Age	Position
Jason M. Cardew	52	Senior Vice President and Chief Financial Officer
Alicia J. Davis	52	Senior Vice President and Chief Strategy Officer
Amy A. Doyle	55	Vice President and Chief Accounting Officer
Carl A. Esposito	55	Senior Vice President and President, E-Systems
Harry A. Kemp	47	Senior Vice President, Chief Administrative Officer and General Counsel
Frank C. Orsini	50	Executive Vice President and President, Seating
Raymond E. Scott	57	President and Chief Executive Officer
Marianne Vidershain	43	Vice President and Treasurer
Set forth below is a description of the business experience of each of our executive officers.

Jason M. Cardew	Mr. Cardew is the Company's Senior Vice President and Chief Financial Officer, a position he has held since November 2019. Mr. Cardew most recently served as the Company's Vice President, Finance - Seating and E-Systems since September 2018. Prior to that, he served as the Company's Vice President, Finance - Seating since April 2012. Previously, he served as the Company's Vice President and Interim Chief Financial Officer since September 2011, Vice President, Finance - Financial Planning and Analysis since April 2010, Vice President, Finance - Seating since 2008, Vice President - Finance since 2003 and in various financial roles since joining the Company in 1992.

Alicia J. Davis	Ms. Davis is the Company's Senior Vice President and Chief Strategy Officer, a position she has held since May 2021. Ms. Davis most recently served as the Company's Senior Vice President, Corporate Development and Investor Relations since September 2019. Prior to that, she served as the Company's Vice President, Investor Relations since joining the Company in August 2018. Prior to joining the Company, Ms. Davis was on the faculty at the University of Michigan Law School since June 2004, where she most recently served as a tenured professor, a position she still holds via an unpaid appointment, and the Associate Dean for Strategic Initiatives. Previous to that, she was a lawyer at Kirkland & Ellis since June 2002, a Vice President at Raymond James & Associates since August 1999 and an Investment Banking Analyst at Goldman Sachs from August 1993 to June 1995.

Amy A. Doyle	Ms. Doyle is the Company's Vice President and Chief Accounting Officer, a position she has held since May 2017. Ms. Doyle most recently served as the Company's Assistant Corporate Controller since September 2006. Previously, she served in positions of increasing responsibility at the Company, including Director, Financial Reporting since 2003 and Manager, Financial Reporting since joining the Company in 1999. Prior to joining the Company, Ms. Doyle served as an audit manager for Arthur Andersen LLP.

Carl A. Esposito	Mr. Esposito is the Company's Senior Vice President and President, E-Systems, a position he has held since joining the Company in September 2019. Prior to joining the Company, Mr. Esposito served at Honeywell Aerospace, a division of Honeywell International Inc., as President of the Electronic Solutions Strategic Business Unit from January 2017 to July 2019 and at Honeywell International Inc. as Vice President of Aerospace Marketing, Product Management and Strategy since December 2010, Vice President of Avionics Systems Marketing and Product Management since December 2009, Vice President of Global Business Aviation Sales and EMEAI Customer Support since January 2007 and in various other roles since 1990.

Harry A. Kemp	Mr. Kemp is the Company's Senior Vice President, Chief Administrative Officer and General Counsel, a position he has held since January 2023. In this role, Mr. Kemp has responsibility for the Company's Compliance and Environmental, Social and Governance activities. Mr. Kemp most recently served as the Company's Senior Vice President, General Counsel and Corporate Secretary since August 2019. Prior to that, Mr. Kemp served as the Company's Vice President and Corporate Counsel since January 2019. Previously, he served as the Company's Vice President and Divisional Counsel - Seating since September 2016 and Vice President and Divisional Counsel - E-Systems since joining the Company in December 2009. Prior to joining the Company, Mr. Kemp was a partner at Bodman PLC since 2003 and served as an engagement manager at McKinsey and Company, a global management consulting firm, since 2000.

Frank C. Orsini	Mr. Orsini is the Company's Executive Vice President and President, Seating, a position he has held since March 2018. Mr. Orsini most recently served as the Company's Senior Vice President and President, E-Systems since September 2012. Prior to that, he served as the Company's Vice President and Interim President, E-Systems since October 2011. Previously, he served as the Company's Vice President, Operations, E-Systems since 2009, Vice President, Sales, Program Management & Manufacturing, E-Systems since 2008, Vice President, North America Seating Operations since 2005 and in various other management positions since joining the Company in 1994.

Raymond E. Scott	Mr. Scott is the Company's President and Chief Executive Officer, a position he has held since March 2018. Mr. Scott most recently served as the Company's Executive Vice President and President, Seating since November 2011. Prior to that, he served as the Company's Senior Vice President and President, E-Systems since February 2008. Previously, he served as the Company's Senior Vice President and President, North American Seat Systems Group since August 2006, Senior Vice President and President, North American Customer Group since June 2005, President, European Customer Focused Division since June 2004 and President, General Motors Division since November 2000.

Marianne Vidershain	Ms. Vidershain is the Company's Vice President and Treasurer, a position she has held since February 2021. Ms. Vidershain most recently served as the Company's Assistant Treasurer since January 2018. Prior to that, she served as the Company's Director, Global Financial Planning & Analysis since January 2015. Previously, she served as the Company's Director, Finance – Global Purchasing since February 2014, Director, Capital Markets and Subsidiary Finance since April 2010, Treasury Manager since January 2007 and in various other treasury positions since joining the Company in 2004.

PART II
ITEM 5 – MARKET FOR THE COMPANY'S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the New York Stock Exchange under the symbol "LEA."
Dividends
We currently expect to pay quarterly cash dividends in the future, although such payments are at the discretion of our Board of
Directors (the "Board") and will depend upon our financial condition, results of operations, capital requirements, alternative uses of capital and other factors that our Board may consider at its discretion. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements," and Note 12, "Capital Stock, Accumulated Other Comprehensive Loss and Equity," to the consolidated financial statements included in this Report.
Holders of Common Stock
The Transfer Agent and Registrar for our common stock is Computershare Trust Company, N.A., located in Canton, Massachusetts. On February 6, 2023, there were 245 registered holders of record of our common stock.
For certain information regarding our equity compensation plans, see Part III — Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information."
Common Stock Share Repurchase Program
Since the first quarter of 2011, our Board has authorized $6.1 billion in share repurchases under our common stock share repurchase program. As of December 31, 2022, we have repurchased, in aggregate, $4.9 billion of our outstanding common stock, at an average price of $91.55 per share, excluding commissions and related fees, and have a remaining repurchase authorization of $1.2 billion, which expires on December 31, 2024.
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
A summary of the shares of our common stock repurchased during the fiscal quarter ended December 31, 2022, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
October 2, 2022 through October 29, 2022	143,844	$126.38	143,844	$1,236.3
October 30, 2022 through November 26, 2022	34,295	$133.11	34,295	1,231.7
November 27, 2022 through December 31, 2022	17,758	$132.69	17,758	1,229.4
Total	195,897	$128.13	195,897	$1,229.4

Performance Graph
The following graph compares the cumulative total stockholder return from December 31, 2017 through December 31, 2022, for our common stock, the S&P 500 Index and a peer group (1) of companies that we have selected for purposes of this comparison. We have assumed that dividends have been reinvested, and the returns of each company in the S&P 500 Index and the peer group have been weighted to reflect relative stock market capitalization. The graph below assumes that $100 was invested on December 31, 2017, in each of our common stock, the stocks comprising the S&P 500 Index and the stocks comprising the peer group.

	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
Lear Corporation	$100.00	$70.71	$80.87	$94.54	$109.86	$76.15
S&P 500	$100.00	$95.61	$125.70	$148.82	$191.49	$156.78
Peer Group (1)	$100.00	$61.30	$76.59	$90.16	$98.09	$65.60
(1)    We do not believe that there is a single published industry or line of business index that is appropriate for comparing stockholder returns. As a result, we have selected a peer group comprised of representative independent automotive suppliers whose common stock is publicly traded. Our peer group, referenced in the graph above, consists of Adient plc, American Axle & Manufacturing Holdings Inc., Aptiv PLC, Autoliv, Inc., BorgWarner Inc., Continental AG, Cooper-Standard Holdings Inc., Dana Incorporated, Faurecia, Gentex Corporation, Gentherm Incorporated, Magna International, Inc., Valeo and Visteon Corporation.
ITEM 6 – RESERVED

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
We are a global automotive technology leader in Seating and E-Systems, enabling superior in-vehicle experiences for consumers around the world. We supply complete seat systems, key seat components, electrical distribution and connection systems, battery disconnect units ("BDUs") and other electronic products to all of the world's major automotive manufacturers.
Lear is built on a foundation and strong culture of innovation, operational excellence, and engineering and program management capabilities. We use our product, design and technological expertise, as well as our global reach and competitive manufacturing footprint, to achieve our financial goals and objectives. These include continuing to deliver profitable growth (balancing risks and returns); investing in innovation to drive business growth and profitability; maintaining a strong balance sheet with investment grade credit metrics; and consistently returning capital to our stockholders. Further, we have aligned our strategy with the key trends affecting our business — electrification and shared mobility. At Lear, we are Making every drive betterTM by providing technology for safer, smarter and more comfortable journeys, while adhering to our values — Be Inclusive. Be Inventive. Get Results the Right Way.
Our business is organized under two reporting segments: Seating and E-Systems. Each of these segments has a varied product and technology portfolio across a number of component categories.
Our Seating business consists of the design, development, engineering and manufacture of complete seat systems and key seat components. Our capabilities in operations and supply chain management enable synchronized assembly and just-in-time delivery of complex complete seat systems at high volumes to our customers. Included in our complete seat systems and components are our advanced comfort solutions, including thermal, safety and wellness products, as well as configurable seating product technologies. All of these products are compatible with traditional internal combustion engine ("ICE") architectures and electrified powertrains, including the full range of hybrid, plug-in hybrid and battery electric architectures. Our advanced comfort solutions are facilitated by our seat system, component and integration capabilities, together with our competencies in electronics, sensors, software and algorithms. As the most vertically integrated global seat supplier, our key seat component product offerings include seat trim covers; surface materials such as leather and fabric; seat mechanisms; seat foam; thermal comfort solutions such as seat massage, lumbar, heat and ventilation products; and headrests.
Our E-Systems business consists of the design, development, engineering and manufacture of complete electrical distribution and connection systems, BDUs and other electronic products. These capabilities enable us to provide our customers with customizable solutions with optimized designs at competitive costs for both low voltage and high voltage vehicle architectures. Electrical distribution and connection systems utilize low voltage and high voltage wire, high-speed data cables and flat wiring to connect networks and electrical signals and manage electrical power within the vehicle for all types of powertrains – from traditional ICE architectures to the full range of electrified powertrains that require management of higher voltage and power. Key components of our electrical distribution and connection systems portfolio include wire harnesses, terminals and connectors, high voltage battery connection systems and engineered components. High voltage battery connection systems include intercell connect boards, bus bars and main battery connection systems. BDUs control all electrical energy flowing into and out of high voltage batteries on electrified vehicles. Our other electronic products facilitate signal, data and power management within the vehicle and include the associated software required to facilitate these functions. Key components of our other electronic products portfolio include zone control modules, body domain control modules and low voltage and high voltage power distribution modules. Our software offerings include embedded control, cybersecurity software and software to control hardware devices. Our customers traditionally have sourced our electronic hardware together with the software that we embed in it.
We serve all of the world's major automotive manufacturers across both our Seating and E-Systems businesses, and we have automotive content on more than 450 vehicle nameplates worldwide. It is common for us to have both seating and electrical and/or electronic content on the same vehicle platform.
Our businesses benefit globally from leveraging common operating standards and disciplines, including world-class product development and manufacturing processes, as well as common customer support and regional infrastructures, all of which contribute to our reputation for operational excellence. Our core capabilities are shared across component categories and include: high-precision manufacturing and assembly with short lead times; complex, global supply chain management; global engineering and program management; the agility to establish and/or transfer production between facilities quickly; and a unique, customer-focused culture. In select instances, we are able to manufacture both Seating and E-Systems components in the same facility. Our businesses also utilize proprietary, industry-specific processes and standards, leverage common low-cost engineering centers and share centralized operating support functions. These functions include health and safety, logistics, quality, supply chain management and all major administrative functions such as corporate finance, executive administration, human resources, information technology and legal.

Industry Overview
Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles and the availability of raw materials and components, and our content per vehicle. Due to the evolving global economic conditions since 2020, initially as a result of the COVID-19 pandemic, the automotive industry experienced a decline in global customer sales and production volumes. Although industry production has recovered modestly with production increasing 7% in 2022 compared to 2021 and expected to increase 3% in 2023 compared to 2022 (based on January 2023 S&P Global Mobility, formerly IHS Markit, projections), production remains well below recent historic levels. Global industry production in 2022 was approximately 8% below 2019 pre-pandemic levels and 16% below 2017 peak levels. Since 2020, industry and economic conditions have been influenced directly and indirectly by macroeconomic events such as the COVID-19 pandemic and, beginning in the first quarter of 2022, the Russia-Ukraine conflict, resulting in unfavorable conditions, including shortages of semiconductor chips and other components, elevated inflation levels, higher interest rates, and labor and energy shortages in certain markets. These factors, among others, are impacting consumer demand as well as the ability of automotive manufacturers to produce vehicles to meet demand. Our strategy to mitigate these impacts encompasses our comprehensive cost management process, including value added value engineering (cost technology optimization), actions to further align our manufacturing capacity to the current industry production environment, investments in Industry 4.0 technologies to enhance operational efficiencies and utilization of existing capital to reduce future expenditures. For risks related to the COVID-19 pandemic, including supply shortages, see Item 1A, "Risk Factors."
In March 2022, as our customers began to suspend their Russian operations as a result of Russia's invasion of Ukraine, we similarly began to suspend our Russian operations. Since the first quarter of 2022, we have suspended all production in Russia (but for certain de minimis operations) and significantly decreased our workforce in the country. In 2022, we recorded charges of approximately $19 million related to impairments of substantially all of our operating assets in Russia, including inventory, property, plant and equipment and right-of-use assets. Although our net sales and total assets in Russia represented less than 1% of our consolidated net sales and total assets prior to the suspension of operations, the Russia-Ukraine conflict and sanctions imposed on Russia globally have resulted in economic and supply chain disruptions affecting the overall automotive industry, the ultimate financial impact of which cannot be reasonably estimated. Further, although we do not have operations in Ukraine, the Ukrainian operations of certain of our suppliers and suppliers of our customers have been and will likely continue to be disrupted by the Russia-Ukraine conflict. For further information, see Note 2, "Current Operating Environment," Note 3, "Summary of Significant Accounting Policies," Note 8, "Leases," and Note 16, "Financial Instruments," to the consolidated financial statements included in this Report.
Global automotive industry production volumes in 2022, as compared to 2021, are shown below (in thousands of units):

	2022 (1)	2021 (1) (2)	% Change
North America	14,307.3	13,047.1	10%
Europe and Africa	16,089.2	16,290.8	(1%)
Asia	45,637.9	41,840.0	9%
South America	2,716.0	2,507.7	8%
Other	1,767.6	1,565.0	13%
Global light vehicle production	80,518.0	75,250.6	7%
(1) Production data based on S&P Global Mobility.
(2) Production data for 2021 has been updated from our 2021 Annual Report on Form 10-K to reflect actual production levels.
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

Our percentage of consolidated net sales by region in 2022 and 2021 is shown below:

	2022	2021
North America	43%	39%
Europe and Africa	33%	35%
Asia	20%	22%
South America	4%	4%
Total	100%	100%
Our ability to reduce the risks inherent in certain concentrations of our business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall.
The automotive industry, and our business, continue to be shaped by the broad trends of electrification and, to a lesser extent, shared mobility. Demand for, and regulatory developments related to, improved energy efficiency, sustainability, and enhanced safety and communications (e.g., government mandates related to fuel economy, carbon emissions and safety equipment) are significant drivers of these trends. Electrification, in particular, is likely to be at the forefront of our industry for the foreseeable future.
Through our products, technology and strategic initiatives, we are well positioned to capture business growth opportunities resulting from current industry trends. We are focused on profitably growing our businesses and have implemented a strategy designed to deliver industry-leading, long-term financial returns. This strategy is based upon the following four pillars designed to capitalize on current industry trends and drive growth and profitability in both of our business segments:
•Extend our market leadership position in Seating with priceable content;
•Transform our E-Systems business through accelerated growth in connection systems, vehicle architecture evolution and electrification;
•Build on our reputation for operational excellence through investment in Industry 4.0 technologies; and
•Prioritize people and the planet through our Environmental, Social and Governance ("ESG") initiatives.
For further information related to these trends and our strategy, see Part 1 — Item 1, "Business — Industry" and "— Strategy."
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
Our material cost as a percentage of net sales was 66.1% in 2022, as compared to 65.4% in 2021 and 64.3% in 2020, reflecting increases in certain commodity costs. Raw material, energy, commodity and product component costs can be volatile, reflecting, among other things, changes in supply and demand, logistics issues, global trade and tariff policies, and geopolitical issues. Our primary commodity cost exposures relate to steel, copper and leather. We have developed and implemented strategies to mitigate the impact of such costs through the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, contractual recovery mechanisms and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. Further, our exposure to changes in steel prices is primarily indirect, through purchased components, and a significant portion of our copper, leather and direct steel purchases are subject to price index agreements with our customers and suppliers. Certain of these strategies also may limit our opportunities in a declining price environment. In the current environment of escalating raw material, energy, commodity and product component costs, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. In addition, the availability of raw materials, energy, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See Part I — Item 1A, "Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance," and "— Forward-Looking Statements" below.

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
Our success in generating cash flow will depend, in part, on our ability to manage working capital effectively. Working capital can be significantly impacted by the timing of cash flows from sales and purchases. Historically, we generally have been successful in aligning our supplier payment terms with our customer payment terms. However, our ability to continue to do so may be impacted by adverse automotive industry conditions, including inconsistent production schedules due to supply shortages, changes to our customers' payment terms and the financial condition of our suppliers. In addition, our cash flow is impacted by our ability to manage our inventory and capital spending effectively. We utilize return on invested capital as a measure of the efficiency with which our assets generate earnings. Improvements in our return on invested capital will depend on our ability to maintain an appropriate asset base for our business and to increase productivity and operating efficiency.
Acquisitions
2022
In February 2022, we completed the acquisition of substantially all of Kongsberg Automotive's Interior Comfort Systems business unit ("Kongsberg ICS"), which specializes in thermal comfort solutions. With almost 50 years of experience in thermal comfort solutions, Kongsberg ICS has leading technology, a well-balanced customer portfolio built on longstanding relationships with leading premium automotive manufacturers, and an experienced team. The Kongsberg ICS acquisition is further advancing our seat component capabilities into specialized thermal comfort solutions such as seat massage, lumbar, heat and ventilation products that further differentiate our product offerings and improve vehicle performance and packaging — important features across various vehicle segments. The transaction was valued at approximately $188 million, on a cash and debt free basis.
For further information, see Note 4, "Acquisition of Kongsberg ICS," to the consolidated financial statements included in this Report.
In May 2022, we completed the acquisition of Thagora Technology SRL ("Thagora"), a privately held company based in Iasi, Romania, to access scalable smart-manufacturing technology. Thagora's proprietary solutions complement our sustainable manufacturing processes by reducing scrap generated by our Seating segment's surface materials operations and lowering energy usage during production. In addition, Thagora's Industry 4.0 technologies bring significant advances to our manufacturing operations through engineering and logistics enhancements, including improved material traceability and facility footprint utilization capabilities. The acquisition is not material to the consolidated financial statements included in this Report.
In May 2022, we entered into a definitive agreement to acquire I.G. Bauerhin ("IGB"), a privately held supplier of automotive seat heating, ventilation and active cooling, steering wheel heating, seat sensors and electronic control modules, headquartered in Gruendau, Germany. IGB has more than 4,000 employees at nine manufacturing plants in seven countries. The acquisition of IGB is expected to further our vertical integration strategy and advance our vision of being a leading provider of innovative thermal comfort solutions. The transaction is valued at approximately €140 million, on a cash and debt free basis. The acquisition, subject to regulatory approvals and customary closing conditions and adjustments, is expected to close in 2023.
In November 2022, we completed the acquisition of InTouch Automation ("InTouch"), a privately held supplier of Industry 4.0 technologies and complex automated testing equipment critical in the production of automotive seats. InTouch's product portfolio is aligned with our Industry 4.0 strategy to implement technologies designed to automate the testing and validation of seat components and complete seats. The acquisition is not material to the consolidated financial statements included in this Report.
2021
In March 2021, we completed the acquisition of M&N Plastics, an injection molding specialist and manufacturer of engineered plastic components for automotive electrical distribution applications. When combined with our continuing organic investments in electrical distribution and connection systems, the addition of M&N Plastics significantly expands our capabilities and footprint in engineered components. Engineered components are applicable to all vehicle architectures and are produced using molding processes. The acquisition is not material to the consolidated financial statements included in this Report.
Operational Restructuring
In 2022, we incurred pretax restructuring costs of $154 million and related manufacturing inefficiency charges of approximately $5 million, as compared to pretax restructuring costs of $101 million and related manufacturing inefficiency charges of approximately $12 million in 2021. None of the individual restructuring actions initiated in 2022 were material. Further, there have been no changes in previously initiated restructuring actions that have resulted (or will result) in a material change to our restructuring costs.
Our restructuring actions include plant closures and workforce reductions and are initiated to maintain our competitive footprint or are in response to customer initiatives or changes in global and regional automotive markets. Our restructuring actions are designed to maintain or improve our operating results and profitability throughout the automotive industry cycles. Restructuring actions are generally funded within twelve months of initiation and are funded by cash flows from operating activities and existing cash balances. We expect to incur approximately $23 million of additional restructuring costs related to activities initiated as of December 31, 2022, all of which are expected to be incurred in the next twelve months. We plan to implement additional restructuring actions in order to align our manufacturing capacity and other costs with prevailing regional automotive production levels. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
For further information, see Note 5, "Restructuring," to the consolidated financial statements included in this Report.
Financing Transactions
In December 2022, we entered into an unsecured $150 million committed delayed-draw term loan facility (the "Delayed-Draw Facility"). The Delayed-Draw Facility is expected to be used to finance the acquisition of IGB upon closing of the transaction and for general corporate purposes. As of December 31, 2022, there were no amounts drawn under the Delayed-Draw Facility.
For further information, see "— Liquidity and Capital Resources — Capitalization — Delayed-Draw Facility" below and Note 7, "Debt," to the consolidated financial statements included in this Report.
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
Since the first quarter of 2011, our Board of Directors (the "Board") has authorized $6.1 billion in share repurchases under our common stock share repurchase program. In 2022, we repurchased $100 million of shares. As of December 31, 2022, we have a remaining repurchase authorization of $1.2 billion, which expires on December 31, 2024.
In 2022, our Board declared quarterly cash dividends of $0.77 per share of common stock in all quarters. In 2021, our Board declared quarterly cash dividends of $0.25 per share of common stock in the first and second quarters, a quarterly cash dividend of $0.50 per share of common stock in the third quarter and a quarterly cash dividend of $0.77 per share of common stock in the fourth quarter. In 2020, our Board declared a quarterly cash dividend of $0.77 per share of common stock in the first quarter. In March 2020, as a proactive measure in response to the COVID-19 pandemic, we suspended our quarterly cash dividend. The quarterly cash dividend was reinstated in the fourth quarter of 2020 at $0.25 per share of common stock.
For further information related to our common stock share repurchase program and our quarterly cash dividends, see Item 5, "Market for the Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," "— Liquidity and Capital Resources — Capitalization" below and Note 12, "Capital Stock, Accumulated Other Comprehensive Loss and Equity," to the consolidated financial statements included in this Report.
Other Matters
In 2022, we recognized tax benefits of $34 million related to restructuring charges and various other items and $2 million related to the release of tax reserves at several foreign subsidiaries, partially offset by tax expense of $2 million related to the net increase in valuation allowances on deferred tax assets of foreign subsidiaries.
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
As discussed above, our results for the years ended December 31, 2022, 2021 and 2020, reflect the following items (in millions):

For the year ended December 31,	2022	2021	2020
Costs related to restructuring actions, including manufacturing inefficiencies of $5 million in 2022, $12 million in 2021 and $5 million in 2020	$159	$113	$150
Acquisition costs	10	—	—
Acquisition-related inventory fair value adjustment	1	—	—
Gain on acquisition-related foreign exchange contracts	(2)	—	—
Impairments related to Russian operations	19	—	—
Intangible asset impairment	9	9	—
Costs (insurance recoveries) related to typhoon in the Philippines, net	(1)	13	—
Foreign exchange losses due to foreign exchange rate volatility related to Russia	10	—	—
Favorable indirect tax ruling in a foreign jurisdiction	—	(45)	—
Loss on extinguishment of debt	—	25	21
Loss related to investments	—	2	4
Tax benefits, net	(34)	(14)	(20)
For further information regarding these items, see Note 2, "Current Operating Environment," Note 3, "Summary of Significant Accounting Policies," Note 4, "Acquisition of Kongsberg ICS," Note 5, "Restructuring," Note 6, "Investments in Affiliates and Other Related Party Transactions," Note 7, "Debt," Note 8, "Leases," and Note 9, "Income Taxes," to the consolidated financial statements included in this Report. This section includes forward-looking statements that are subject to risks and uncertainties. For further information regarding these and other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see Part I — Item 1A, "Risk Factors," and "— Forward-Looking Statements" below.
Results of Operations
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

For the year ended December 31,	2022		2021		2020
Net sales
Seating	$15,711.2	75.2%	$14,411.4	74.8%	$12,712.7	74.6%
E-Systems	5,180.3	24.8	4,851.7	25.2	4,332.8	25.4
Net sales	20,891.5	100.0	19,263.1	100.0	17,045.5	100.0
Cost of sales	19,481.6	93.3	17,871.2	92.8	15,936.6	93.5
Gross profit	1,409.9	6.7	1,391.9	7.2	1,108.9	6.5
Selling, general and administrative expenses	684.8	3.3	643.2	3.3	588.9	3.5
Amortization of intangible assets	70.8	0.3	73.3	0.4	65.9	0.4
Interest expense	98.6	0.5	91.8	0.5	99.6	0.6
Other expense, net	46.4	0.2	0.1	—	55.2	0.3
Provision for income taxes	133.7	0.6	137.7	0.7	93.9	0.6
Equity in net income of affiliates	(33.1)	(0.2)	(15.8)	(0.1)	(28.5)	(0.2)
Net income attributable to noncontrolling interests	81.0	0.4	87.7	0.5	75.4	0.4
Net income attributable to Lear	$327.7	1.6%	$373.9	1.9%	$158.5	0.9%

Year Ended December 31, 2022, Compared With Year Ended December 31, 2021
Net sales for the year ended December 31, 2022 were $20.9 billion, as compared to $19.3 billion for the year ended December 31, 2021, an increase of $1.6 billion or 8%. New business globally and higher production volumes on Lear platforms in North America, Europe and South America favorably impacted net sales by $1.1 billion and $0.8 billion, respectively. Net sales also benefited by $0.6 billion and $0.2 billion due to commodity recoveries and our Kongsberg ICS acquisition, respectively. These increases were partially offset by the impact of foreign exchange rate fluctuations, which reduced net sales by $1.1 billion.

(in millions)	Cost of Sales
2021	$17,871.2
Material cost	1,210.2
Labor and other	396.2
Depreciation	4.0
2022	$19,481.6
Cost of sales in 2022 was $19.5 billion, as compared to $17.9 billion in 2021. New business globally and higher production volumes on Lear platforms in North America, Europe and South America increased cost of sales. Cost of sales also increased as a result of higher commodity costs and our Kongsberg ICS acquisition. These increases were partially offset by the impact of foreign exchange fluctuations, which reduced cost of sales.
Gross profit and gross margin were $1.4 billion and 6.7% of net sales in 2022, as compared to $1.4 billion and 7.2% of net sales in 2021. New business and higher production volumes on Lear platforms positively impacted gross profit by $269 million. The impact of selling price reductions, increased commodity costs and foreign exchange fluctuations was partially offset by favorable operating performance, including the benefit of restructuring actions. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $685 million for the year ended December 31, 2022, as compared to $643 million for the year ended December 31, 2021, primarily reflecting our Kongsberg ICS acquisition and an increase in engineering costs to support new business. As a percentage of net sales, selling, general and administrative expenses were 3.3% in 2022, as compared to 3.3% in 2021.
Amortization of intangible assets was $71 million in 2022, as compared to $73 million in 2021. An impairment charge of $9 million was recognized in 2022 and 2021.
Interest expense was $99 million in 2022, as compared to $92 million in 2021, reflecting financing costs related to our Kongsberg ICS acquisition in 2022.
Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, losses on the extinguishment of debt, gains and losses on the disposal of fixed assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was $46 million in 2022, as compared to $— million in 2021. In 2022, we recognized foreign exchange losses of $10 million related to foreign exchange rate volatility in Russia following the invasion of Ukraine and foreign exchange gains of $2 million related to foreign exchange contracts on the €140 million IGB purchase price. In 2022, we also recognized a gain of $1 million related to insurance recoveries. In 2021, we recognized a gain of $45 million related to a favorable indirect tax ruling in a foreign jurisdiction and losses of $25 million related to the extinguishment of debt and $2 million related to the impairment and liquidation of an investment.
In 2022, the provision for income taxes was $134 million, representing an effective tax rate of 26.3% on pretax income before equity in net income of affiliates of $509 million. In 2021, the provision for income taxes was $138 million, representing an effective tax rate of 23.6% on pretax income before equity in net income of affiliates of $584 million.
In 2022 and 2021, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In 2022, we recognized tax benefits of $34 million related to restructuring charges and various other items and $2 million related to the release of tax reserves at several foreign subsidiaries, partially offset by tax expense of $2 million related to the net increase in valuation allowances on deferred tax assets of foreign subsidiaries. In 2021, we recognized tax benefits of $39 million related to restructuring charges and various other items, partially offset by tax expense of $17 million related to the net increase in valuation allowances on deferred tax assets of foreign subsidiaries and $8 million on a $45 million gain related to a favorable indirect tax ruling in a foreign jurisdiction.
For information related to our valuation allowances, see "— Other Matters — Significant Accounting Policies and Critical Accounting Estimates — Income Taxes" below.

Equity in net income of affiliates was $33 million for the year ended December 31, 2022, as compared to $16 million for the year ended December 31, 2021, primarily reflecting the earnings of our Shenyang Jinbei Lear Automotive Seating joint venture established in the third quarter of 2021.
Net income attributable to Lear was $328 million, or $5.47 per diluted share, in 2022, as compared to $374 million, or $6.19 per diluted share, in 2021. Net income and diluted net income per share decreased for the reasons described above.
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
Seating —
A summary of financial measures for our Seating segment is shown below (dollar amounts in millions):

For the year ended December 31,	2022	2021
Net sales	$15,711.2	$14,411.4
Segment earnings (1)	893.0	851.3
Margin	5.7%	5.9%
(1) See definition above.
Seating net sales were $15.7 billion for the year ended December 31, 2022, as compared to $14.4 billion for the year ended December 31, 2021, an increase of $1.3 billion or 9%. New business and higher production volumes on Lear platforms favorably impacted net sales by $805 million and $540 million, respectively. Net sales also benefited by $319 million and $198 million due to commodity recoveries and our Kongsberg ICS acquisition, respectively. These increases were partially offset by foreign exchange fluctuations, which reduced net sales by $750 million.
Segment earnings, including restructuring costs, and the related margin on net sales were $893 million and 5.7% in 2022, as compared to $851 million and 5.9% in 2021. New business and higher production volumes on Lear platforms positively impacted segment earnings by $204 million. The impact of selling price reductions, higher commodity costs, foreign exchange fluctuations and impairment charges related to our Russian operations was partially offset by favorable operating performance, including the benefit of operational restructuring actions.
E-Systems —
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

For the year ended December 31,	2022	2021
Net sales	$5,180.3	$4,851.7
Segment earnings (1)	74.4	121.2
Margin	1.4%	2.5%
(1) See definition above.

E-Systems net sales were $5.2 billion for the year ended December 31, 2022, as compared to $4.9 billion for the year ended December 31, 2021, an increase of $329 million or 7%. New business and higher production volumes on Lear platforms favorably impacted net sales by $279 million and $200 million, respectively. Net sales also benefited by $274 million due to commodity recoveries. These increases were partially offset by foreign exchange fluctuations, which reduced net sales by $376 million.
Segment earnings, including restructuring costs, and the related margin on net sales were $74 million and 1.4% in 2022, as compared to $121 million and 2.5% in 2021. The impact of selling price reductions, higher commodity costs, increased restructuring costs and foreign exchange fluctuations reduced segment earnings. These decreases were partially offset by favorable operating performance, including the benefit of operational restructuring actions. New business and higher production volumes on Lear platforms also positively impacted segment earnings of $65 million.
Other —
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

For the year ended December 31,	2022	2021
Net sales	$—	$—
Segment earnings (1)	(313.1)	(297.1)
Margin	N/A	N/A
(1) See definition above.
Segment earnings related to our other category were ($313) million in 2022, as compared to ($297) million in 2021, primarily reflecting transaction costs of $10 million related to our Kongsberg ICS acquisition.
Year Ended December 31, 2021, Compared With Year Ended December 31, 2020
For a discussion of our results of operations for the year ended December 31, 2021, compared with the year ended December 31, 2020, refer to our Annual Report on Form 10-K for the year ended December 31, 2021.
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
As of December 31, 2022 and 2021, cash and cash equivalents of $790 million and $661 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans and the payment of dividends. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear.
For further information regarding potential dividends from our non-U.S. subsidiaries, see "— Adequacy of Liquidity Sources" below and Note 9, "Income Taxes," to the consolidated financial statements included in this Report.

Adequacy of Liquidity Sources
As of December 31, 2022, we had approximately $1.1 billion of cash and cash equivalents on hand, $2.0 billion in available borrowing capacity under our revolving credit facility and $150 million in available borrowing capacity under our Delayed-Draw Facility which is expected to be used to finance the acquisition of IGB upon closing of the transaction and for general corporate purposes. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs for the foreseeable future and to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly cash dividends and repurchase shares of our common stock pursuant to our authorized common stock share repurchase program, although such actions are at the discretion of our Board and will depend upon our financial condition, results of operations, capital requirements, prevailing market conditions, alternative uses of capital and other factors that our Board may consider at its discretion.
Our future financial results and our ability to continue to meet our liquidity needs are subject to, and will be affected by, cash flows from operations, as well as restructuring activities, automotive industry conditions, the financial condition of our customers and suppliers, supply chain disruptions and other related factors. Additionally, an economic downturn or further reduction in production levels could negatively impact our financial condition.
For further discussion of the risks and uncertainties affecting our cash flows from operations and our overall liquidity, see Part I — Item 1A, "Risk Factors," and "— Executive Overview" above and "— Forward-Looking Statements" below.
Cash Flows
Year Ended December 31, 2022, Compared with Year Ended December 31, 2021
A summary of net cash provided by operating activities is shown below (in millions):

For the year ended December 31,	2022	2021	Increase (Decrease) in Cash Flow
Consolidated net income and depreciation and amortization	$985	$1,036	$(51)
Net change in working capital items:
Accounts receivable	(519)	161	(680)
Inventory	(30)	(213)	183
Other current assets	(17)	(83)	66
Accounts payable	369	(130)	499
Accrued liabilities	179	(86)	265
Net change in working capital items	(18)	(351)	333
Other	54	(15)	69
Net cash provided by operating activities	$1,021	$670	$351

Net cash used in investing activities	$(830)	$(647)	$(183)

Net cash used in financing activities	$(387)	$(14)	$(373)
Net cash provided by operating activities was $1,021 million in 2022, as compared to $670 million in 2021. The increase in operating cash flow was largely driven by a relatively small increase in working capital in 2022 as compared to a larger increase in working capital in 2021.
Net cash used in investing activities was $830 million in 2022, as compared to $647 million in 2021. In 2022, we paid $188 million for our Kongsberg ICS acquisition and $15 million related to investments in affiliates. In 2021, we paid $50 million related to investments in affiliates. In 2022, capital spending was $638 million, as compared to $585 million in 2021. Capital spending is estimated to be approximately $700 million in 2023.
Net cash used in financing activities was $387 million in 2022, as compared to $14 million in 2021. In 2022, we paid $100 million for repurchases of our common stock, $186 million in dividends to Lear stockholders and $85 million in dividends to noncontrolling interest holders. In 2021, we paid $100 million for repurchases of our common stock, $107 million in dividends to Lear stockholders and $81 million in dividends to noncontrolling interest holders. In 2021, we received net proceeds of $699 million related to the issuance of 2032 and 2052 Notes and paid $7 million of related issuance costs. Also in 2021, we repurchased $200 million of our outstanding 2027 Notes for $222 million, including an early tender premium and fees, and made principal payments under our term loan facility of $220 million.
For further information regarding our 2022 and 2021 financing transactions, see "— Capitalization" below and Note 7, "Debt," and Note 12, "Capital Stock, Accumulated Other Comprehensive Loss and Equity," to the consolidated financial statements included in this Report.
Year Ended December 31, 2021, Compared with Year Ended December 31, 2020
For a discussion of our cash flows for the year ended December 31, 2021, compared with the year ended December 31, 2020, refer to our Annual Report on Form 10-K for the year ended December 31, 2021.
Capitalization
Short-Term Borrowings
We utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. As of December 31, 2022 and 2021, we had lines of credit from banks totaling $298 million and $96 million, respectively. As of December 31, 2022, we had short-term debt balances outstanding related to draws on our lines of credit of $10 million. As of December 31, 2021, there were no short-term debt balances outstanding related to draws on our lines of credit.
The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors.
Senior Notes
As of December 31, 2022, our senior notes (collectively, the "Notes") consist of the amounts shown below (in millions, except stated coupon rates):

Note	Aggregate Principal Amount at Maturity	Stated Coupon Rate
Senior unsecured notes due 2027 (the "2027 Notes")	$550	3.80%
Senior unsecured notes due 2029 (the "2029 Notes")	375	4.25%
Senior unsecured notes due 2030 (the "2030 Notes")	350	3.50%
Senior unsecured notes due 2032 (the "2032 Notes")	350	2.60%
Senior unsecured notes due 2049 (the "2049 Notes")	625	5.25%
Senior unsecured notes due 2052 (the "2052 Notes")	350	3.55%
	$2,600
The issue, maturity and interest payment dates of the Notes are shown below:

Note	Issuance Date	Maturity Date	Interest Payment Dates
2027 Notes	August 2017	September 15, 2027	March 15 and September 15
2029 Notes	May 2019	May 15, 2029	May 15 and November 15
2030 Notes	February 2020	May 30, 2030	May 30 and November 30
2032 Notes	November 2021	January 15, 2032	January 15 and July 15 (1)
2049 Notes	May 2019 and February 2020	May 15, 2049	May 15 and November 15
2052 Notes	November 2021	January 15, 2052	January 15 and July 15 (1)
(1) Commenced July 15, 2022.
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
The net proceeds from the offering of $699 million, after original issue discount, were used, in part, to fund the tender of $200 million in aggregate principal amount of 2027 Notes and the repayment in full of $206 million outstanding on our term loan facility. The remaining net proceeds were used to finance the 2022 acquisition of Kongsberg ICS and for general corporate purposes. For further information related to the Kongsberg ICS acquisition, see Note 4, "Acquisition of Kongsberg ICS," to the consolidated financial statements included in this Report.
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
The indentures governing the Notes contain certain restrictive covenants and customary events of default. As of December 31, 2022, we were in compliance with all covenants under the indentures governing the Notes.
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
In 2022, aggregate borrowings and repayments under the Revolving Credit Facility were $65 million. In 2021, there were no borrowings or repayments under the Revolving Credit Facility. In March 2020, as a proactive measure in response to the COVID-19 pandemic, we borrowed $1.0 billion under the Revolving Credit Facility, which was repaid in full in September 2020. As of December 31, 2022 and 2021, there were no borrowings outstanding under the Revolving Credit Facility.
The Credit Agreement contains various financial and other covenants that require us to remain below a maximum leverage coverage ratio. As of December 31, 2022, we were in compliance with all covenants under the Credit Agreement.
For further information related to the Credit Agreement, including information on pricing, covenants and events of default, see Note 7, "Debt," to the consolidated financial statements included in this Report and the Credit Agreement, which has been incorporated by reference as an exhibit to this Report.
Delayed-Draw Term Loan Facility
In December 2022, we entered into an unsecured $150 million committed Delayed-Draw Facility. The Delayed-Draw Facility is expected to be used to finance the acquisition of IGB upon closing of the transaction and for general corporate purposes. As of December 31, 2022, there were no amounts drawn under the Delayed-Draw Facility.
For further information related to the Delayed-Draw Facility, see Note 7, "Debt," to the consolidated financial statements included in this Report
Common Stock Share Repurchase Program
See Item 5, "Market for the Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."
Dividends
In 2022, our Board declared quarterly cash dividends of $0.77 per share of common stock in all quarters.

In 2021, our Board declared quarterly cash dividends of $0.25 per share of common stock in the first and second quarters, a quarterly cash dividend of $0.50 per share of common stock in the third quarter and a quarterly cash dividend of $0.77 per share of common stock in the fourth quarter.
In 2020, our Board declared a quarterly cash dividend of $0.77 per share of common stock in the first quarter. In March 2020, as a proactive measure in response to the COVID-19 pandemic, we suspended our quarterly cash dividend. The quarterly cash dividend was reinstated in the fourth quarter of 2020 at $0.25 per share of common stock.
We expect to continue to pay quarterly cash dividends in the future, although such payments are at the discretion of our Board and will depend upon our financial condition, results of operations, capital requirements, prevailing market conditions, alternative uses of capital and other factors that our Board may consider at its discretion. See "— Forward-Looking Statements" below and Note 7, "Debt," to the consolidated financial statements included in this Report.
Commodity Prices
Raw material, energy and commodity costs can be volatile, reflecting, among other things, changes in supply and demand, logistics issues, global trade and tariff policies, and geopolitical issues. We have commodity price risk with respect to purchases of certain raw materials, including steel, copper, diesel fuel, chemicals, resins and leather. Our primary commodity cost exposures relate to steel, copper and leather. We have developed and implemented strategies to mitigate the impact of such costs through the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, contractual recovery mechanisms and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. Further, the majority of the steel used in our products is comprised of fabricated components that are integrated into a seat system, such as seat frames, recliner mechanisms, seat tracks and other mechanical components. Therefore, our exposure to changes in steel prices is primarily indirect, through purchased components. Additionally, approximately 90% of our copper purchases and a significant portion of our leather and direct steel purchases are subject to price index agreements with our customers and suppliers. Certain of these strategies also may limit our opportunities in a declining commodity price environment. In the current environment of escalating raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. If these costs increase, it could have an adverse impact on our operating results in the foreseeable future. See Part I — Item 1A, "Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance," and "— Forward-Looking Statements" below.
For further information related to the financial instruments described above, see Note 16, "Financial Instruments," to the consolidated financial statements included in this Report.
Contractual Obligations and Cash Requirements
Our material cash requirements include the following contractual and other obligations:
Debt obligations and interest expense associated with debt obligations
As of December 31, 2022, we had $2.6 billion of outstanding senior unsecured notes maturing in 2027 through 2052, as well as $2.0 billion in available borrowing capacity under our Revolving Credit Facility and $150 million in available borrowing capacity under our Delayed-Draw Facility.
Interest on the Notes is due biannually at varying dates. Scheduled interest payments are shown below (in millions):

	2023	2024	2025	2026	2027	Thereafter	Total
Scheduled interest payments	$103	$103	$103	$103	$103	$1,107	$1,622
For further information related to our debt, see "— Capitalization — Senior Notes" and "— Credit Agreement" above and Note 7, "Debt," to the consolidated financial statements included in this Report.
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
Leases
The Company has operating leases for production, office and warehouse facilities, manufacturing and office equipment, and vehicles with future lease obligations ranging from 2023 through 2047. Maturities of operating leases obligations are shown below (in millions):

	2023	2024	2025	2026	2027	Thereafter	Total
Operating lease obligations	$160	$140	$120	$101	$83	$216	$820
For further information related to our lease obligations, see Note 8, "Leases," to the consolidated financial statements included in this Report.
Taxes
We may be required to make significant cash outlays related to our unrecognized tax benefits, including interest and penalties. As of December 31, 2022, we had unrecognized tax benefits, including interest and penalties, of $45 million. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities.
For further information related to our unrecognized tax benefits, see Note 9, "Income Taxes," to the consolidated financial statements included in this Report.
Pension and postretirement obligations
We have minimum funding requirements with respect to certain of our pension benefit obligations. We may elect to make contributions in excess of the minimum funding requirements in response to investment performance or changes in interest rates or when we believe that it is financially advantageous to do so and based on our other cash requirements. Our minimum funding requirements after 2023 will depend on several factors, including investment performance and interest rates. Our minimum funding requirements may also be affected by changes in applicable legal requirements. Contributions to our defined benefit pension plans are expected to be approximately $1 million in 2023.
We do not fund our postretirement benefit obligations and certain of our pension benefit obligations. Rather, benefit payments are made to eligible participants as incurred. We expect benefit payments related to our unfunded pension and postretirement benefit obligations to be approximately $7 million and $4 million, respectively, in 2023.
For further information related to our pension and other postretirement benefit plans, see "— Other Matters — Pension and Other Postretirement Benefit Plans" below and Note 10, "Pension and Other Postretirement Benefit Plans," to the consolidated financial statements included in this Report.
Acquisitions
The purchase price for our acquisition of IGB, when paid, will be funded primarily by proceeds from our Delayed-Draw Facility.
For further information related to our Delayed-Draw Facility, see Note 7, "Debt," to the consolidated financial statements included in this Report.
Other Matters
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims, environmental legal claims and other matters. As of December 31, 2022, we had recorded reserves for pending legal disputes, including commercial disputes, product liability claims and other legal matters, of $16 million. In addition, as of December 31, 2022, we had recorded reserves for product warranty and recall claims and environmental matters of $30 million and $8 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Part I — Item 1A, "Risk Factors." For a more complete description of our outstanding material legal proceedings, see Note 14, "Commitments and Contingencies," to the consolidated financial statements included in this Report.
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
Approximately 5% of our active workforce is covered by defined benefit pension plans. Pension plans provide benefits based on plan-specific benefit formulas as defined by the applicable plan documents. Postretirement benefit plans generally provide for the continuation of medical benefits for eligible retirees. We also have contractual arrangements with certain employees which provide for supplemental retirement benefits. In general, our policy is to fund our pension benefit obligation based on legal requirements, tax and liquidity considerations and local practices. We do not fund our postretirement benefit obligation.
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
Benefit obligations and net periodic benefit (credit) cost, along with key actuarial assumptions, are shown below (in millions, except discount rate and expected return on plan assets):

	Pension	Other Postretirement
Benefit obligations as of December 31, 2022	$727	$47
Net periodic benefit (credit) cost for the year ending December 31, 2023 (1)	3	(1)
Discount rate -
Domestic plans	5.5%	5.5%
Foreign plans	5.0%	5.3%
Expected return on plan assets -
Domestic plans	6.0%	N/A
Foreign plans	5.4%	N/A
Net periodic benefit (credit) cost for the year ended December 31, 2022	$(4)	$1
Discount rate -
Domestic plans	3.0%	2.8%
Foreign plans	2.5%	3.1%
Expected return on plan assets -
Domestic plans	5.5%	N/A
Foreign plans	4.6%	N/A
(1) Forecasted.
The sensitivity to a 100 basis point ("bp") decrease in the discount rate and expected return on plan assets is shown below (in millions):

	Increase in Benefit Obligation		Increase (Decrease) in 2023 Net Periodic Benefit Cost
	Pension	Other Postretirement	Pension	Other Postretirement
100 bp decrease in discount rate	$85	$4	$(2)	$—
100 bp decrease in expected return on plan assets	N/A	N/A	7	N/A
For further information related to our pension and other postretirement benefit plans, see "— Liquidity and Capital Resources — Capitalization — Contractual Obligations" above and Note 10, "Pension and Other Postretirement Benefit Plans," to the consolidated financial statements included in this Report.
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
As of December 31, 2022, we had a valuation allowance related to tax loss and credit carryforwards and other deferred tax assets of $26 million in the United States and $392 million in several international jurisdictions. If operating results improve or decline on a continual basis in a particular jurisdiction, our decision regarding the need for a valuation allowance could change, resulting in either the initial recognition or reversal of a valuation allowance in that jurisdiction, which could have a significant impact on income tax expense in the period recognized and subsequent periods. In determining the provision for income taxes for financial statement purposes, we make certain estimates and judgments, which affect our evaluation of the carrying value of our deferred tax assets, as well as our calculation of certain tax liabilities.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2022, there were no material changes in the methods or policies used to establish estimates and assumptions. Other matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of fixed and intangible assets, unsettled pricing discussions with customers and suppliers, restructuring accruals, deferred tax asset valuation allowances and income taxes, pension and other postretirement benefit plan assumptions, accruals related to litigation, warranty and environmental remediation costs and self-insurance accruals. Actual results may differ significantly from our estimates.
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
•risks associated with conducting business in foreign countries, including the risk of war or other geopolitical conflicts;
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

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
A summary of the notional amount and estimated aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

December 31,	2022	2021
Notional amount (contract maturities < 24 months)	$2,306	$1,523
Fair value	63	6
Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Honduran lempira, the Chinese renminbi, the Japanese yen and the Brazilian real. A sensitivity analysis of our net transactional exposure is shown below (in millions):

		Potential Earnings Benefit (Adverse Earnings Impact)
December 31,	Hypothetical Strengthening % (1)	2022	2021
U.S. dollar	10%	$8	$7
Euro	10%	19	(7)
(1) Relative to all other currencies to which it is exposed for a twelve-month period.
A sensitivity analysis related to the aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

		Estimated Change in Fair Value
December 31,	Hypothetical Change % (2)	2022	2021
U.S. dollar	10%	$84	$48
Euro	10%	70	49
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
In addition to the transactional exposure described above, our operating results are impacted by the translation of our foreign operating income into U.S. dollars ("translational exposure"). In 2022, net sales outside of the United States accounted for 77% of our consolidated net sales, although certain non-U.S. sales are U.S. dollar denominated. We do not enter into foreign exchange contracts to mitigate our translational exposure.

ITEM 8 – CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Lear Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lear Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 9, 2023, expressed an unqualified opinion thereon.
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

Revenue recognition
Description of the Matter	As discussed in Note 3, Summary of Significant Accounting Policies, the Company's sales contracts with its customers may provide for annual price reductions over the production life of the vehicle. Prices may also be adjusted on an ongoing basis to reflect changes in product content, product cost and other commercial factors. Some of these price adjustments are non-routine in nature. The amount of revenue recognized by the Company reflects the consideration that the Company expects to be entitled to in exchange for its products based on the current purchase orders, annual price reductions and ongoing price adjustments.

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
February 9, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Lear Corporation
Opinion on Internal Control over Financial Reporting
We have audited Lear Corporation and subsidiaries' internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lear Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Kongsberg Automotive's Interior Comfort Systems business unit (“Kongsberg ICS”), which is included in the 2022 consolidated financial statements of the Company and constituted 2.8% of total assets as of December 31, 2022 and 1.2% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Kongsberg ICS.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated February 9, 2023, expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Detroit, Michigan
February 9, 2023

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

December 31,	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$1,114.9	$1,318.3
Accounts receivable	3,451.9	3,041.5
Inventories	1,573.6	1,571.9
Other	853.7	833.5
Total current assets	6,994.1	6,765.2
Long-Term Assets:
Property, plant and equipment, net	2,854.0	2,720.1
Goodwill	1,660.6	1,657.9
Other	2,254.3	2,209.2
Total long-term assets	6,768.9	6,587.2
Total assets	$13,763.0	$13,352.4
Liabilities and Equity
Current Liabilities:
Short-term borrowings	$9.9	$—
Accounts payable and drafts	3,206.1	2,952.4
Accrued liabilities	1,961.5	1,806.7
Current portion of long-term debt	10.8	0.8
Total current liabilities	5,188.3	4,759.9
Long-Term Liabilities:
Long-term debt	2,591.2	2,595.2
Other	1,153.2	1,188.9
Total long-term liabilities	3,744.4	3,784.1
Equity:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 shares of Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 64,571,405 shares issued as of December 31, 2022 and 2021	0.6	0.6
Additional paid-in capital	1,023.1	1,019.4
Common stock held in treasury, 5,493,211 and 4,945,847 shares as of December 31, 2022 and 2021, respectively, at cost	(753.9)	(679.2)
Retained earnings	5,214.1	5,072.8
Accumulated other comprehensive loss	(805.1)	(770.2)
Lear Corporation stockholders' equity	4,678.8	4,643.4
Noncontrolling interests	151.5	165.0
Equity	4,830.3	4,808.4
Total liabilities and equity	$13,763.0	$13,352.4
The accompanying notes are an integral part of these consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except share and per share data)

For the year ended December 31,	2022	2021	2020
Net sales	$20,891.5	$19,263.1	$17,045.5
Cost of sales	19,481.6	17,871.2	15,936.6
Selling, general and administrative expenses	684.8	643.2	588.9
Amortization of intangible assets	70.8	73.3	65.9
Interest expense	98.6	91.8	99.6
Other expense, net	46.4	0.1	55.2
Consolidated income before provision for income taxes and equity in net income of affiliates	509.3	583.5	299.3
Provision for income taxes	133.7	137.7	93.9
Equity in net income of affiliates	(33.1)	(15.8)	(28.5)
Consolidated net income	408.7	461.6	233.9
Less: Net income attributable to noncontrolling interests	81.0	87.7	75.4
Net income attributable to Lear	$327.7	$373.9	$158.5

Basic net income per share attributable to Lear	$5.49	$6.22	$2.63

Diluted net income per share attributable to Lear	$5.47	$6.19	$2.62

Average common shares outstanding	59,674,488	60,082,833	60,254,380

Average diluted shares outstanding	59,920,529	60,420,484	60,429,962
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

For the year ended December 31,	2022	2021	2020
Consolidated net income	$408.7	$461.6	$233.9
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	103.7	77.5	(59.3)
Derivative instruments and hedging activities	52.0	(31.2)	2.8
Foreign currency translation adjustments	(198.1)	(108.3)	139.7
Total other comprehensive income (loss)	(42.4)	(62.0)	83.2
Consolidated comprehensive income	366.3	399.6	317.1
Less: Comprehensive income attributable to noncontrolling interests	73.5	90.8	91.0
Comprehensive income attributable to Lear	$292.8	$308.8	$226.1
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except share data)

	Redeemable Non- controlling Interests	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury	Retained Earnings
Balance as of December 31, 2019	$118.4	$0.6	$969.1	$(563.1)	$4,715.8
Comprehensive income (loss):	—
Net income (loss)	(3.5)	—	—	—	158.5
Other comprehensive income (loss)	7.7	—	—	—	—
Total comprehensive income (loss)	4.2	—	—	—	158.5
Adoption of ASU 2016-13	—	—	—	—	(0.8)
Stock-based compensation	—	—	40.0	—	—
Net issuances of 249,064 shares held in treasury in settlement of stock-based compensation	—	—	(46.9)	34.5	(3.5)
Repurchases of 641,149 shares of common stock at an average price of $109.22 per share	—	—	—	(70.0)	—
Dividends declared to Lear Corporation stockholders	—	—	—	—	(62.1)
Dividends declared to noncontrolling interests	(26.8)	—	—	—	—
Acquisition of outstanding noncontrolling interests	(96.9)	—	1.4	—	—
Redeemable noncontrolling interest adjustment	1.1	—	—	—	(1.1)
Balance as of December 31, 2020	$—	$0.6	$963.6	$(598.6)	$4,806.8
Comprehensive income (loss):
Net income	—	—	—	—	373.9
Other comprehensive income (loss)	—	—	—	—	—
Total comprehensive income (loss)	—	—	—	—	373.9
Stock-based compensation	—	—	60.3	—	—
Net issuances of 163,761 shares held in treasury in settlement of stock-based compensation	—	—	(33.1)	19.7	—
Repurchases of 589,717 shares of common stock at an average price of $170.03 per share	—	—	—	(100.3)	—
Dividends declared to Lear Corporation stockholders	—	—	—	—	(107.9)
Dividends declared to noncontrolling interests	—	—	—	—	—
Affiliate transaction	—	—	28.6	—	—
Balance as of December 31, 2021	$—	$0.6	$1,019.4	$(679.2)	$5,072.8
Comprehensive income (loss):
Net income	—	—	—	—	327.7
Other comprehensive income (loss)	—	—	—	—	—
Total comprehensive income (loss)	—	—	—	—	327.7
Stock-based compensation	—	—	52.0	—	—
Net issuances of 215,945 shares held in treasury in settlement of stock-based compensation	—	—	(48.3)	25.6	(0.2)
Repurchases of 763,309 shares of common stock at an average price of $131.37 per share	—	—	—	(100.3)	—
Dividends declared to Lear Corporation stockholders	—	—	—	—	(186.2)
Dividends declared to noncontrolling interests	—	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—
Balance as of December 31, 2022	$—	$0.6	$1,023.1	$(753.9)	$5,214.1
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(In millions, except share data)

	Accumulated Other Comprehensive Loss, net of tax
	Defined Benefit Plans	Derivative Instruments and Hedge Activities	Cumulative Translation Adjustments	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity
Balance as of December 31, 2019	$(217.6)	$9.8	$(564.9)	$4,349.7	$151.4	$4,501.1
Comprehensive income (loss):
Net income (loss)	—	—	—	158.5	78.9	237.4
Other comprehensive income (loss)	(59.3)	2.8	124.1	67.6	7.9	75.5
Total comprehensive income (loss)	(59.3)	2.8	124.1	226.1	86.8	312.9
Adoption of ASU 2016-13	—	—	—	(0.8)	—	(0.8)
Stock-based compensation	—	—	—	40.0	—	40.0
Net issuances of 249,064 shares held in treasury in settlement of stock-based compensation	—	—	—	(15.9)	—	(15.9)
Repurchases of 641,149 shares of common stock at an average price of $109.22 per share	—	—	—	(70.0)	—	(70.0)
Dividends declared to Lear Corporation stockholders	—	—	—	(62.1)	—	(62.1)
Dividends declared to noncontrolling interests	—	—	—	—	(90.6)	(90.6)
Acquisition of outstanding noncontrolling interests	—	—	—	1.4	—	1.4
Redeemable noncontrolling interest adjustment	—	—	—	(1.1)	—	(1.1)
Balance as of December 31, 2020	$(276.9)	$12.6	$(440.8)	$4,467.3	$147.6	$4,614.9
Comprehensive income (loss):
Net income	—	—	—	373.9	87.7	461.6
Other comprehensive income (loss)	77.5	(31.2)	(111.4)	(65.1)	3.1	(62.0)
Total comprehensive income (loss)	77.5	(31.2)	(111.4)	308.8	90.8	399.6
Stock-based compensation	—	—	—	60.3	—	60.3
Net issuances of 163,761 shares held in treasury in settlement of stock-based compensation	—	—	—	(13.4)	—	(13.4)
Repurchases of 589,717 shares of common stock at an average price of $170.03 per share	—	—	—	(100.3)	—	(100.3)
Dividends declared to Lear Corporation stockholders	—	—	—	(107.9)	—	(107.9)
Dividends declared to noncontrolling interests	—	—	—	—	(81.0)	(81.0)
Affiliate transaction	—	—	—	28.6	7.6	36.2
Balance as of December 31, 2021	$(199.4)	$(18.6)	$(552.2)	$4,643.4	$165.0	$4,808.4
Comprehensive income (loss):
Net income	—	—	—	327.7	81.0	408.7
Other comprehensive income (loss)	103.7	52.0	(190.6)	(34.9)	(7.5)	(42.4)
Total comprehensive income (loss)	103.7	52.0	(190.6)	292.8	73.5	366.3
Stock-based compensation	—	—	—	52.0	—	52.0
Net issuances of 215,945 shares held in treasury in settlement of stock-based compensation	—	—	—	(22.9)	—	(22.9)
Repurchases of 763,309 shares of common stock at an average price of $131.37 per share	—	—	—	(100.3)	—	(100.3)
Dividends declared to Lear Corporation stockholders	—	—	—	(186.2)	—	(186.2)
Dividends declared to noncontrolling interests	—	—	—	—	(87.6)	(87.6)
Change in noncontrolling interests	—	—	—	—	0.6	0.6
Balance as of December 31, 2022	$(95.7)	$33.4	$(742.8)	$4,678.8	$151.5	$4,830.3
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

For the year ended December 31,	2022	2021	2020
Cash Flows from Operating Activities:
Consolidated net income	$408.7	$461.6	$233.9
Adjustments to reconcile consolidated net income to net cash provided by operating activities –
Equity in net income of affiliates	(33.1)	(15.8)	(28.5)
Loss on extinguishment of debt	—	24.6	21.1
Impairment charges	29.1	20.1	31.9
Deferred tax benefit	(49.4)	(55.5)	(84.7)
Depreciation and amortization	576.5	573.9	539.9
Stock-based compensation	52.0	60.3	40.0
Net change in recoverable customer engineering, development and tooling	(1.2)	(29.1)	(47.0)
Net change in working capital items (see below)	(17.8)	(351.0)	(66.9)
Changes in other long-term assets	9.6	(35.7)	(26.5)
Changes in other long-term liabilities	8.2	(6.5)	8.3
Other, net	38.8	23.2	41.6
Net cash provided by operating activities	1,021.4	670.1	663.1
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(638.2)	(585.1)	(452.3)
Acquisition of Kongsberg ICS, net of cash acquired	(188.3)	—	—
Other, net	(3.8)	(61.6)	(16.5)
Net cash used in investing activities	(830.3)	(646.7)	(468.8)
Cash Flows from Financing Activities:
Short-term borrowings (repayments), net	8.0	—	(19.3)
Repurchase of common stock	(100.3)	(100.3)	(70.0)
Dividends paid to Lear Corporation stockholders	(185.5)	(106.7)	(67.3)
Dividends paid to noncontrolling interests	(84.6)	(81.1)	(123.3)
Term loan repayments	—	(220.3)	(14.1)
Proceeds from the issuance of senior notes	—	698.7	669.1
Redemption of senior notes	—	(221.5)	(667.1)
Payment of debt issuance and other financing costs	—	(9.9)	(7.0)
Revolving credit facility borrowings	—	—	1,000.0
Revolving credit facility repayments	—	—	(1,000.0)
Other, net	(24.9)	27.5	(112.7)
Net cash used in financing activities	(387.3)	(13.6)	(411.7)
Effect of foreign currency translation	(7.7)	(3.0)	21.5
Net Change in Cash, Cash Equivalents and Restricted Cash	(203.9)	6.8	(195.9)
Cash, Cash Equivalents and Restricted Cash as of Beginning of Period	1,321.3	1,314.5	1,510.4
Cash, Cash Equivalents and Restricted Cash as of End of Period	$1,117.4	$1,321.3	$1,314.5
Changes in Working Capital Items:
Accounts receivable	$(518.8)	$160.9	$(164.7)
Inventories	(29.8)	(213.4)	(107.7)
Accounts payable	368.6	(129.6)	214.0
Accrued liabilities and other	162.2	(168.9)	(8.5)
Net change in working capital items	$(17.8)	$(351.0)	$(66.9)
Supplementary Disclosure:
Cash paid for interest	$96.5	$91.6	$117.8
Cash paid for income taxes, net of refunds received of $17.1 million in 2022, $40.7 million in 2021 and $32.5 million in 2020	$194.6	$148.3	$141.5
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
(2) Current Operating Environment
Due to the evolving global economic conditions since 2020, initially as a result of the COVID-19 pandemic, the automotive industry experienced a decline in global customer sales and production volumes. Although industry production has recovered modestly, production remains well below recent historic levels. Since 2020, industry and economic conditions have been influenced directly and indirectly by macroeconomic events such as the COVID-19 pandemic and, beginning in the first quarter of 2022, the Russia-Ukraine conflict, resulting in unfavorable conditions, including shortages of semiconductor chips and other components, elevated inflation levels, higher interest rates, and labor and energy shortages in certain markets. These factors, among others, are impacting consumer demand as well as the ability of automotive manufacturers to produce vehicles to meet demand. The Company's strategy to mitigate these impacts encompasses a comprehensive cost management process, including value added value engineering (or cost technology optimization), actions to further align the Company's manufacturing capacity to the current industry production environment, investments in Industry 4.0 technologies to enhance operational efficiencies and utilization of existing capital to reduce future expenditures.
In March 2022, as the Company's customers began to suspend their Russian operations as a result of Russia's invasion of Ukraine, the Company similarly began to suspend its Russian operations. Since the first quarter of 2022, the Company has suspended all production in Russia (but for certain de minimis operations) and significantly decreased its workforce in the country. In September 2022, the Company identified potential impairment indicators, given the continued uncertainty regarding its Russian operations and the military escalation announced by the Russian government in September 2022, and determined that the values of substantially all of its operating assets in Russia were impaired. As a result, the Company recorded charges of $19.4 million in 2022 related to impairments of inventory, property, plant and equipment and right-of-use assets. These charges are reflected in the Company's Seating business and are included in cost of sales in the accompanying consolidated statement of income for the year ended December 31, 2022. Although the Company's net sales and total assets in Russia represented less than 1% of its consolidated net sales and total assets prior to the suspension of operations, the Russia-Ukraine conflict and sanctions imposed on Russia globally have resulted in economic and supply chain disruptions affecting the overall automotive industry, the ultimate financial impact of which cannot be reasonably estimated. Further, although the Company does not have operations in Ukraine, the Ukrainian operations of certain of the Company's suppliers and suppliers of its customers have been and will likely continue to be disrupted by the Russia-Ukraine conflict.
The accompanying consolidated financial statements reflect estimates and assumptions made by management as of December 31, 2022, and for the year then ended. Such estimates and assumptions affect, among other things, the Company's goodwill; long-lived asset valuations; inventory valuations; valuations of deferred income taxes and income tax contingencies; and credit losses related to the Company's financial instruments. Events and circumstances arising after December 31, 2022, including those resulting from the impact of the COVID-19 pandemic and the Russia-Ukraine conflict, will be reflected in management's estimates and assumptions in future periods.
For more information related to goodwill, long-lived assets, inventory and credit losses, see Note 3, "Summary of Significant Accounting Policies." For more information related to income taxes, see Note 3, "Summary of Significant Accounting Policies — Income Taxes," and Note 9, "Income Taxes." For more information related to leases, see Note 8, "Leases."
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
The Company's allowance for credit losses on financial assets measured at amortized cost, primarily accounts receivable, reflects management's estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. The Company also considers geographic and segment specific risk factors in the development of expected credit losses. As of December 31, 2022 and 2021, accounts receivable are reflected net of reserves of $35.3 million and $35.5 million, respectively. Changes in expected credit losses were not significant during the year ended December 31, 2022.
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

December 31,	2022	2021
Raw materials	$1,216.8	$1,171.0
Work-in-process	126.6	119.9
Finished goods	391.9	453.4
Reserves	(161.7)	(172.4)
Inventories	$1,573.6	$1,571.9
Engineering and Development ("E&D") and Tooling Costs
In 2022, the Company incurred E&D costs of $568.3 million, including $321.9 million (or 2% of related sales) in its Seating segment, $240.4 million (or 5% of related sales) in its E-Systems segment and $6.0 million at its headquarters location.
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
During 2022 and 2021, the Company capitalized $249.5 million and $298.3 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During 2022 and 2021, the Company also capitalized $185.3 million and $164.4 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying consolidated balance sheets as of December 31, 2022 and 2021. During 2022 and 2021, the Company collected $435.8 million and $448.0 million, respectively, of cash related to E&D and tooling costs.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The classification of recoverable customer E&D and tooling costs related to long-term supply agreements is shown below (in millions):

December 31,	2022	2021
Current	$175.7	$207.4
Long-term	161.3	143.5
Recoverable customer E&D and tooling	$337.0	$350.9
Other E&D Costs
Costs incurred in connection with product launches, to the extent not recoverable from the Company's customers, are recorded in cost of sales as incurred and totaled $145.2 million, $139.5 million and $135.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
All other E&D costs are recorded in selling, general and administrative expenses as incurred and totaled $173.6 million, $170.7 million and $192.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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

Buildings and improvements	10 to 40 years
Machinery and equipment	5 to 10 years
A summary of property, plant and equipment is shown below (in millions):

December 31,	2022	2021
Land	$104.6	$108.7
Buildings and improvements	868.6	850.3
Machinery and equipment	4,871.5	4,497.7
Construction in progress	378.0	345.6
Total property, plant and equipment	6,222.7	5,802.3
Less – accumulated depreciation	(3,368.7)	(3,082.2)
Net property, plant and equipment	$2,854.0	$2,720.1
For the years ended December 31, 2022, 2021 and 2020, depreciation expense was $505.7 million, $500.6 million and $474.0 million, respectively. As of December 31, 2022, 2021 and 2020, capital expenditures recorded in accounts payable totaled $150.2 million, $147.8 million and $118.4 million, respectively.
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
The annual goodwill impairment assessment is completed as of the first day of the Company's fourth quarter. The Company performed a qualitative assessment for each reporting unit, except for two reporting units within the E-Systems operating segment where the Company elected to perform quantitative analyses. The qualitative assessments indicated that it was more likely than not that the fair value of each reporting unit exceeded its respective carrying value. The quantitative analyses for the remaining two reporting units indicated that the fair value of each reporting unit exceeded its respective carrying value. As of December 31, 2022, the goodwill of these two reporting units represents approximately 7% and less than 1% of the Company's total goodwill.
A summary of the changes in the carrying amount of goodwill for each of the periods in the two years ended December 31, 2022, is shown below (in millions):

	Seating	E-Systems	Total
Balance as of December 31, 2020	$1,268.8	$387.0	$1,655.8
Foreign currency translation and other	(19.5)	21.6	2.1
Balance as of December 31, 2021	1,249.3	408.6	1,657.9
Acquisition	27.9	—	27.9
Foreign currency translation and other	(16.1)	(9.1)	(25.2)
Balance as of December 31, 2022	$1,261.1	$399.5	$1,660.6
Intangible Assets
As of December 31, 2022, intangible assets consist primarily of certain intangible assets recorded in connection with the acquisitions of Guilford Mills in 2012, the parent company of Eagle Ottawa, LLC in 2015, AccuMED Holdings Corp. in 2016, Grupo Antolin's automotive seating business in 2017, Xevo Inc. ("Xevo") in 2019 and substantially all of Kongsberg Automotive's Interior Comfort Systems business unit ("Kongsberg ICS") in 2022 (Note 4, "Acquisition of Kongsberg ICS"). These intangible assets were recorded at their estimated fair value, based on independent appraisals, as of the transaction or acquisition date. The value assigned to technology intangibles is based on the royalty savings method, which applies a hypothetical royalty rate to projected revenues attributable to the identified technologies. Royalty rates were determined based primarily on analysis of market information. The customer-based intangible asset includes the acquired entity's established relationships with its customers and the ability of these customers to generate future economic profits for the Company. The value assigned to customer-based intangibles is based on the present value of future earnings attributable to the asset group after recognition of required returns to other contributory assets.
A summary of intangible assets as of December 31, 2022, is shown below (in millions):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (years)
Amortized intangible assets:
Customer-based	$514.9	$(313.3)	$201.6	11.7
Licensing agreements	71.0	(52.0)	19.0	5.0
Technology	16.2	(1.7)	14.5	13.3
Other	0.4	(0.1)	0.3	5.0
Balance as of December 31, 2022	$602.5	$(367.1)	$235.4	11.0

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of intangible assets as of December 31, 2021, is shown below (in millions):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (years)
Amortized intangible assets:
Customer-based	$534.4	$(277.6)	$256.8	11.7
Licensing agreements	70.9	(37.8)	33.1	5.0
Technology	21.8	(18.4)	3.4	8.5
Other	0.4	(0.1)	0.3	5.0
	627.5	(333.9)	293.6	10.8
Unamortized intangible assets:
In-process research and development	8.9	—	8.9
Balance as of December 31, 2021	$636.4	$(333.9)	$302.5
In 2022 and 2021, intangible assets with a gross carrying value of $19.4 million and $7.5 million, respectively, became fully amortized and are no longer included in the gross carrying value or accumulated amortization.
Excluding the impact of any future acquisitions, the Company's estimated annual amortization expense for the five succeeding years is shown below (in millions):

Year	Expense
2023	$60.6
2024	47.9
2025	21.1
2026	20.7
2027	20.3
Impairment of Long-Lived Assets
The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with accounting principles generally accepted in the United States ("GAAP"). If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value estimates of property, plant and equipment and right-of-use assets are based on independent appraisals or discounted cash flows, giving consideration to the highest and best use of the assets. Key assumptions used in the appraisals are based on a combination of market and cost approaches, as appropriate.
For the years ended December 31, 2022, 2021 and 2020, the Company recognized fixed asset impairment charges of $9.9 million, $4.2 million and $21.3 million, respectively, in conjunction with its restructuring actions (Note 5, "Restructuring"). For the years ended December 31, 2022, 2021 and 2020, the Company recognized additional asset impairment charges of $5.7 million, $7.7 million and $4.6 million, respectively. For the year ended December 31, 2022, additional asset impairment charges include $4.4 million related to the Company's Russian operations (Note 2, "Current Operating Environment"). Asset impairment charges are recorded in cost of sales in the accompanying consolidated statements of income for the years ended December 31, 2022, 2021 and 2020.
In 2022 and 2021, the Company recognized impairment charges of $8.9 million and $8.5 million, respectively, related to certain indefinite-lived and definite-lived intangible assets of its E-Systems segment resulting from a change in the intended use of the assets. The impairment charges are included in amortization of intangible assets in the accompanying consolidated statements of income for the years ended December 31, 2022 and 2021.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

For the years ended December 31, 2021 and 2020, the Company recognized impairment charges of $1.0 million and $4.0 million, respectively, related to its investments in affiliates.
Accrued Liabilities
A summary of accrued liabilities as of December 31, 2022 and 2021, is shown below (in millions):

December 31,	2022	2021
Compensation and employee benefits	$404.3	$353.8
Income and other taxes payable	300.3	290.7
Current portion of lease obligations	136.8	125.6
Other	1,120.1	1,036.6
Accrued liabilities	$1,961.5	$1,806.7
Leases
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
Revenue is recognized at a point in time when control of the product is transferred to the customer under standard commercial terms, as the Company does not have an enforceable right to payment prior to such transfer. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for those products based on the current purchase orders, annual price reductions and ongoing price adjustments. Revenue recognized related to prior years represented approximately 1% of consolidated net sales during the years ended December 31, 2022, 2021 and 2020. The Company's customers pay for products received in accordance with payment terms that are customary within the industry. The Company's contracts with its customers do not have significant financing components.
The Company records a contract liability for advances received from its customers. As of December 31, 2022 and 2021, there were no significant contract liabilities recorded. Further, there were no significant contract liabilities recognized in revenue during the years ended December 31, 2022, 2021 and 2020.
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
Restructuring Costs
Restructuring costs include employee termination benefits, asset impairment charges and contract termination costs, as well as other incremental costs resulting from the restructuring actions. Employee termination benefits are recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Other incremental costs principally include equipment and personnel relocation costs. In addition to restructuring costs, the Company also incurs incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs are recognized in the Company's consolidated financial statements in accordance with GAAP. Generally, charges are recorded as restructuring actions are approved, communicated and/or implemented.
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

For the year ended December 31,	2022	2021	2020
Other expense	$57.2	$65.4	$72.2
Other income	(10.8)	(65.3)	(17.0)
Other expense, net	$46.4	$0.1	$55.2
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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
Transaction gains and losses that arise from foreign exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except certain long-term intercompany transactions, are included in the consolidated statements of income as incurred. For the year ended December 31, 2022, other expense, net includes net foreign currency transaction losses of $30.4 million, including $9.6 million related to foreign exchange rate volatility following Russia's invasion of Ukraine. For the years ended December 31, 2021 and 2020, other expense, net includes net foreign currency transaction losses of $24.8 million and $19.9 million, respectively.
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
A summary of information used to compute basic and diluted net income per share attributable to Lear is shown below (in millions, except share and per share data):

For the year ended December 31,	2022	2021	2020
Net income attributable to Lear	$327.7	$373.9	$158.5

Average common shares outstanding	59,674,488	60,082,833	60,254,380
Dilutive effect of common stock equivalents	246,041	337,651	175,582
Average diluted shares outstanding	59,920,529	60,420,484	60,429,962

Basic net income per share attributable to Lear	$5.49	$6.22	$2.63

Diluted net income per share attributable to Lear	$5.47	$6.19	$2.62
Product Warranty
Losses from warranty obligations are accrued when it is probable that a liability has been incurred and the related amounts are reasonably estimable.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Segment Reporting
The Company is organized under two reportable operating segments: Seating, which consists of the design, development, engineering and manufacture of complete seat systems and key seat components, and E-Systems, which consists of the design, development, engineering and manufacture of complete electrical distribution and connection systems, battery disconnect units and other electronic products. Key components of the Company's complete seat systems and components are advanced comfort solutions, including thermal, safety and wellness products, as well as configurable seating product technologies. All of these products are compatible with traditional internal combustion engine ("ICE") architectures and electrified powertrains, including the full range of hybrid, plug-in hybrid and battery electric architectures. Key seat component product offerings include seat trim covers; surface materials such as leather and fabric; seat mechanisms; seat foam; thermal comfort solutions such as seat massage, lumbar, heat and ventilation products; and headrests. Key components of the Company's electrical distribution and connection systems portfolio include wire harnesses, terminals and connectors, high voltage battery connection systems and engineered components for both ICE architectures and electrified powertrains that require management of higher voltage and power. High voltage battery connection systems include intercell connect boards, bus bars and main battery connection systems. Key components of the other electronic products portfolio include zone control modules, body domain control modules and low voltage and high voltage power distribution modules. The Company's software offerings include embedded control, cybersecurity software and software to control hardware devices. The Company's customers traditionally have sourced its electronic hardware together with the software that the Company embeds in it. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment. Corporate and regional headquarters costs include various support functions, such as information technology, advanced research and development, corporate finance, legal, executive administration and human resources.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2022, there were no material changes in the methods or policies used to establish estimates and assumptions. Other matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of fixed and intangible assets and unsettled pricing negotiations with customers and suppliers (Note 3, "Summary of Significant Accounting Policies"); acquisitions (Note 4, "Acquisition of Kongsberg ICS"); restructuring accruals (Note 5, "Restructuring"); deferred tax asset valuation allowances and income taxes (Note 9, "Income Taxes"); pension and other postretirement benefit plan assumptions (Note 10, "Pension and Other Postretirement Benefit Plans"); accruals related to litigation, warranty and environmental remediation costs (Note 14, "Commitments and Contingencies"); and self-insurance accruals. Actual results may differ significantly from the Company's estimates.
(4) Acquisition of Kongsberg ICS
On February 28, 2022, the Company completed the acquisition of Kongsberg ICS. Kongsberg ICS specializes in thermal comfort solutions, including seat massage, lumbar, heat and ventilation products, with annual sales of approximately $300 million, of which approximately 20% are intercompany.
The acquisition of Kongsberg ICS was accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying consolidated balance sheet as of December 31, 2022. The operating results and cash flows of Kongsberg ICS are included in the accompanying consolidated financial statements from the date of acquisition in the Company's Seating segment.
The final purchase price and related allocation are shown below (in millions):

December 31, 2022
Purchase price, net of acquired cash	$188.3

Property, plant and equipment	124.1
Other assets purchased and liabilities assumed, net	25.2
Goodwill	27.9
Intangible assets	11.1
Purchase price allocation	$188.3
Goodwill recognized is primarily attributable to the assembled workforce and expected synergies related to future growth.
Intangible assets consist of amounts recognized for the fair value of developed technology based on an independent appraisal. It is currently estimated that the developed technology will have a weighted average useful life of approximately seventeen years.
The Company incurred transaction costs of $10.0 million, which have been expensed as incurred and are recorded in selling, general and administrative expenses in the accompanying consolidated statement of income for the year ended December 31, 2022.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The pro-forma effects of this acquisition do not materially impact the Company's reported results for any period presented.
For further information related to acquired assets measured at fair value, see Note 16, "Financial Instruments."
(5) Restructuring
Charges recorded in connection with the Company's restructuring actions are shown below (in millions):

For the year ended December 31,	2022	2021	2020
Employee termination benefits	$121.9	$85.1	$104.2
Asset impairments -
Property, plant and equipment	9.9	4.2	21.3
Right-of-use assets	6.5	7.2	2.0
Contract termination costs	4.5	0.3	14.9
Other related costs	11.4	4.1	2.5
	$154.2	$100.9	$144.9
In 2020, contract termination costs include pension benefit plan settlement losses of $12.9 million. See Note 10, "Pension and Other Postretirement Benefit Plans."
Restructuring charges by income statement account are shown below (in millions):

For the year ended December 31,	2022	2021	2020
Cost of sales	$129.7	$75.6	$122.3
Selling, general and administrative expenses	24.5	32.0	16.4
Other (income) expense, net	—	(6.7)	6.2
	$154.2	$100.9	$144.9
Restructuring charges by operating segment are shown below (in millions):

For the year ended December 31,	2022	2021	2020
Seating	$65.3	$45.7	$73.7
E-Systems	82.8	47.7	56.7
Other	6.1	7.5	14.5
	$154.2	$100.9	$144.9
The Company expects to incur approximately $16 million and approximately $7 million of additional restructuring costs in its Seating and E-Systems segments, respectively, related to activities initiated as of December 31, 2022, and expects that the components of such costs will be consistent with its historical experience.
A summary of the changes in the Company's restructuring reserves is shown below (in millions):

	2022	2021
Balance as of January 1,	$129.4	$139.0
Provision for employee termination benefits	121.9	85.1
Payments, utilizations and foreign currency	(168.4)	(94.7)
Balance as of December 31,	$82.9	$129.4

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(6) Investments in Affiliates and Other Related Party Transactions
The Company's beneficial ownership in affiliates accounted for under the equity method is shown below:

December 31,	2022	2021	2020
Beijing BHAP Lear Automotive Systems Co., Ltd. (China)	50%	50%	50%
Guangzhou Lear Automotive Components Co., Ltd. (China)	50	50	50
Jiangxi Jiangling Lear Interior Systems Co., Ltd. (China)	50	50	50
Lear Dongfeng Automotive Seating Co., Ltd. (China)	50	50	50
Beijing Lear Hyundai Transys Co., Ltd. (China)	50	40	40
Changchun Lear FAWSN Automotive Seat Systems Co., Ltd. (China)	49	49	49
Honduras Electrical Distribution Systems S. de R.L. de C.V. (Honduras)	49	49	49
Kyungshin-Lear Sales and Engineering LLC	49	49	49
Shenyang Jinbei Lear Automotive Seating Co. Ltd. (China)	49	49	—
Shenzen Shinry Lear Electric Control Technology Co., Ltd. (China)	49	—	—
Hyundai Transys Lear Automotive Private Limited (India)	35	35	35
Techstars Corporate Partner 2017 LLC	34	34	34
RevoLaze, LLC	20	20	20
Maniv Mobility II A, L.P.	7	7	9
Trucks Venture Fund 2, L.P.	7	5	3
Autotech Fund II, L.P.	3	4	4
Summarized group financial information for affiliates accounted for under the equity method as of December 31, 2022 and 2021, and for the years ended December 31, 2022, 2021 and 2020, is shown below (unaudited; in millions):

December 31,	2022	2021
Balance sheet data:
Current assets	$1,335.9	$1,217.5
Non-current assets	235.0	239.5
Current liabilities	1,009.2	921.7
Non-current liabilities	8.4	6.7

For the year ended December 31,	2022	2021	2020
Income statement data:
Net sales	$2,447.6	$1,833.6	$1,597.5
Gross profit	106.1	50.1	83.0
Income before provision for income taxes	102.8	104.5	73.8
Net income attributable to affiliates	64.4	80.5	44.8
A summary of amounts recorded in the Company's consolidated balance sheets related to its affiliates is shown below (in millions):

December 31,	2022	2021
Aggregate investment in affiliates	$196.7	$184.7
Receivables due from affiliates (including notes and advances)	182.5	143.0
Payables due to affiliates	0.7	0.7

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of transactions with affiliates accounted for under the equity method and other related parties is shown below (in millions):

For the year ended December 31,	2022	2021	2020
Sales to affiliates	$783.0	$676.6	$656.4
Purchases from affiliates	9.0	4.4	1.9
Management and other fees for services provided to affiliates	32.6	38.5	28.3
Dividends received from affiliates	21.1	26.8	24.6
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
(7) Debt
Short-Term Borrowings
The Company utilizes uncommitted lines of credit as needed for its short-term working capital fluctuations. As of December 31, 2022 and 2021, the Company had lines of credit from banks totaling $298.2 million and $96.2 million, respectively. As of December 31, 2022, the Company had short-term debt balances outstanding related to draws on its lines of credit of $9.9 million. As of December 31, 2021, the Company had no short-term debt balances outstanding related to draws on its lines of credit.
Long-Term Debt
A summary of long-term debt, net of unamortized debt issuance costs and unamortized original issue premium (discount) and the related weighted average interest rates is shown below (in millions):

December 31,	2022
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
3.8% Senior Notes due 2027 (the "2027 Notes")	$550.0	$(2.1)	$(1.8)	$546.1	3.885%
4.25% Senior Notes due 2029 (the "2029 Notes")	375.0	(2.0)	(0.7)	372.3	4.288%
3.5% Senior Notes due 2030 (the "2030 Notes")	350.0	(2.0)	(0.6)	347.4	3.525%
2.6% Senior Notes due 2032 (the "2032 Notes")	350.0	(2.8)	(0.7)	346.5	2.624%
5.25% Senior Notes due 2049 (the "2049 Notes")	625.0	(6.0)	13.2	632.2	5.103%
3.55% Senior Notes due 2052 (the "2052 Notes")	350.0	(3.8)	(0.5)	345.7	3.558%
Other	11.8	—	—	11.8	N/A
	$2,611.8	$(18.7)	$8.9	2,602.0
Less — Current portion				(10.8)
Long-term debt				$2,591.2

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

December 31,	2021
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
2027 Notes	550.0	(2.5)	(2.2)	545.3	3.885%
2029 Notes	375.0	(2.3)	(0.9)	371.8	4.288%
2030 Notes	350.0	(2.3)	(0.7)	347.0	3.525%
2032 Notes	350.0	(3.1)	(0.8)	346.1	2.624%
2049 Notes	625.0	(6.1)	13.7	632.6	5.103%
2052 Notes	350.0	(3.8)	(0.5)	345.7	3.558%
Other	7.5	—	—	7.5	N/A
	$2,607.5	$(20.1)	$8.6	2,596.0
Less — Current portion				(0.8)
Long-term debt				$2,595.2
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
(1) Commenced July 15, 2022.
2027 Notes Issued in 2017
In 2017, the Company issued $750 million in aggregate principal amount at maturity of 2027 Notes at a stated coupon rate of 3.8%. The 2027 Notes were issued at 99.294% of par, resulting in a yield to maturity of 3.885%. The net proceeds from the offering of $744.7 million, after original issue discount, were used to redeem the outstanding $500 million in aggregate principal amount of the senior unsecured notes due 2023 at a redemption price equal to 100% of the principal amount thereof, plus a "make-whole" premium of $17.0 million, as well as to refinance a portion of the Company's $500 million prior term loan facility.
In November 2021, the Company paid $221.5 million for the purchase of $200 million in aggregate principal amount of the 2027 Notes, including an early tender premium of $21.0 million and related fees of $0.5 million. In connection with this transaction, the Company recognized a loss of $23.9 million on the extinguishment of debt.
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
2029 and 2049 Notes Issued in 2019
In 2019, the Company issued $375 million in aggregate principal amount at maturity of 2029 Notes and $325 million in aggregate principal amount at maturity of 2049 Notes. The 2029 Notes have a stated coupon rate of 4.25% and were issued at 99.691% of par, resulting in a yield to maturity of 4.288%. The 2049 Notes have a stated coupon rate of 5.25% and were issued at 98.32% of par, resulting in a yield to maturity of 5.363%.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The net proceeds from the offering of $693.3 million, after original issue discount, were used to redeem $325 million in aggregate principal amount of 5.375% senior notes due 2024 (the "2024 Notes") at a redemption price equal to 102.688% of the principal amount of such 2024 Notes, plus accrued interest, as well as to finance the acquisition of Xevo and for general corporate purposes.
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
2030 Notes and 2049 Notes Issued in 2020
In 2020, the Company issued $350 million in aggregate principal amount at maturity of 2030 Notes and $300 million in aggregate principal amount at maturity of 2049 Notes. The 2030 Notes have a stated coupon rate of 3.5% and were issued at 99.774% of par, resulting in a yield to maturity of 3.525%. The 2049 Notes have a stated coupon rate of 5.25% and were issued at 106.626% of par, resulting in a yield to maturity of 4.821%.
The net proceeds from the offering were $669.1 million after original issue discount. The proceeds were used to redeem $650 million in aggregate principal amount of 5.25% senior notes due 2025 (the "2025 Notes") at a redemption price equal to 102.625% of the principal amount of such 2025 Notes, plus accrued interest.
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
In connection with these transactions, the Company recognized a loss of $21.1 million on the extinguishment of debt and paid related issuance costs of $6.0 million in 2020.
2032 Notes and 2052 Notes Issued in 2021
In 2021, the Company issued $350 million in aggregate principal amount at maturity of 2032 Notes and $350 million in aggregate principal amount at maturity of 2052 Notes. The 2032 Notes have a stated coupon rate of 2.6% and were issued at 99.782% of par, resulting in a yield to maturity of 2.624%. The 2052 Notes have a stated coupon rate of 3.55% and were issued at 99.845% of par, resulting in a yield to maturity of 3.558%.
The net proceeds from the offering of $698.7 million, after original issue discount, were used, in part, to fund the tender of $200 million in aggregate principal amount of 2027 Notes (see "— 2027 Notes" above) and the repayment in full of $206.3 million outstanding on the Company's $250 million term loan facility (see "— Credit Agreement" below). The remaining net proceeds were used to finance the 2022 acquisition of Kongsberg ICS (Note 4, "Acquisition of Kongsberg ICS") and for general corporate purposes.
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
In connection with these transactions, the Company paid related issuance costs of $7.1 million in 2021.
Covenants
Subject to certain exceptions, the indentures governing the Notes contain restrictive covenants that, among other things, limit the ability of the Company to: (i) create or permit certain liens and (ii) consolidate, merge or sell all or substantially all of the Company's assets. The indentures governing the Notes also provide for customary events of default. As of December 31, 2022, the Company was in compliance with all covenants under the indentures governing the Notes.
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
In 2022, aggregate borrowings and repayments under the Revolving Credit Facility were $65.0 million. In 2021, there were no borrowings or repayments under the Revolving Credit Facility. In the first quarter of 2020, as a proactive measure in response to the COVID-19 pandemic, the Company borrowed $1.0 billion under the Revolving Credit Facility, which was repaid in full in the third quarter of 2020. As of December 31, 2022 and 2021, there were no borrowings outstanding under the Revolving Credit Facility.
In 2021, the Company made principal payments under the Term Loan Facility of $220.3 million, including full repayment of $206.3 million in November 2021. In connection with the full repayment, the Company recognized a loss of $0.3 million on the extinguishment of debt. In 2020, the Company made required principal payments under the Term Loan Facility of $14.1 million.
Advances under the Revolving Credit Facility generally bear interest based on (i) the Eurocurrency Rate (as defined in the Credit Agreement) or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin, determined in accordance with a pricing grid. As of December 31, 2022, the ranges and rates are as follows (in percentages):

	Eurocurrency Rate			Base Rate
	Minimum	Maximum	Rate as of December 31, 2022	Minimum	Maximum	Rate as of December 31, 2022
Revolving Credit Facility	0.925%	1.450%	1.125%	0.000%	0.450%	0.125%
The facility fee, which ranges from 0.075% to 0.20% of the total amount committed under the Revolving Credit Facility, is payable quarterly.
Covenants
The Credit Agreement contains various customary representations, warranties and covenants by the Company, including, without limitation, (i) covenants regarding maximum leverage, (ii) limitations on fundamental changes involving the Company or its subsidiaries and (iii) limitations on indebtedness and liens. As of December 31, 2022, the Company was in compliance with all covenants under the Credit Agreement.
Delayed-Draw Term Loan Facility
In December 2022, the Company entered into an unsecured $150 million committed delayed-draw term loan facility (the "Delayed-Draw Facility") that matures 3 years after the funding date. The Delayed-Draw Facility is expected to be used to finance the acquisition of I.G. Bauerhin ("IGB") upon closing of the transaction and for general corporate purposes. Advances under the Delayed-Draw Facility generally bear interest based on the Daily or Term Secured Overnight Financing Rate ("SOFR"), as defined in the Delayed-Draw Facility agreement, plus a margin determined in accordance with a pricing grid that ranges from 1.00% to 1.525%.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

As of December 31, 2022, there were no amounts drawn under the Delayed-Draw Facility.
Covenants
The Delayed-Draw Facility contains the same covenants as the Credit Agreement. As of December 31, 2022, the Company was in compliance with all covenants under the Delayed-Draw Facility.
Other
As of December 31, 2022 and 2021, other long-term debt, including the current portion, consisted of amounts outstanding under an unsecured working capital loan and a finance lease agreement.
(8) Leases
The Company has operating leases for production, office and warehouse facilities, manufacturing and office equipment and vehicles. Operating lease assets and obligations included in the accompanying consolidated balance sheet are shown below (in millions):

December 31,	2022	2021
Right-of-use assets under operating leases:
Other long-term assets	$701.8	$627.9
Lease obligations under operating leases:
Accrued liabilities	$136.8	$125.6
Other long-term liabilities	595.1	523.6
	$731.9	$649.2
Maturities of lease obligations as of December 31, 2022, are shown below (in millions):

2023	$159.7
2024	140.3
2025	119.5
2026	101.1
2027	83.2
Thereafter	215.9
Total undiscounted cash flows	819.7
Less: Imputed interest	(87.8)
Lease obligations under operating leases	$731.9
In addition to the right-of-use assets obtained in exchange for operating lease obligations shown below, the Company acquired $34.1 million of right-of-use assets and related lease obligations in connection with its acquisition of Kongsberg ICS (Note 4, "Acquisition of Kongsberg ICS") in 2022.
The Company entered into a lease contract that commences in the first quarter of 2023. The contract has a lease term of approximately ten years and a right-of-use asset and related lease obligation of $15.8 million.
Cash flow information related to operating leases is shown below (in millions):

For the year ended December 31,	2022	2021	2020
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$236.1	$258.4	$135.1
Operating cash flows:
Cash paid related to operating lease obligations	$164.3	$164.2	$143.8

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Lease expense included in the accompanying consolidated statement of income is shown below (in millions):

For the year ended December 31,	2022	2021	2020
Operating lease expense	$164.5	$160.3	$148.6
Short-term lease expense	22.1	19.4	15.4
Variable lease expense	8.4	7.9	8.0
Total lease expense	$195.0	$187.6	$172.0
The Company's short-term lease expense excludes leases with a duration of one month or less.
Variable lease expense includes payments based on performance or usage, as well as changes to index and rate-based lease payments. Additionally, the Company evaluated its supply contracts with its customers and concluded that variable lease expense in these arrangements is not material.
For the years ended December 31, 2022, 2021 and 2020, the Company recognized impairment charges of $6.5 million, $7.2 million and $2.0 million, respectively, related to its right-of-use assets in conjunction with its restructuring actions (Note 5, "Restructuring"). In the year ended December 31, 2022, the Company recognized additional right-of-use asset impairment charges of $7.0 million related to its Russian operations (Note 2, "Current Operating Environment"). The impairment charges are included in cost of sales in the accompanying consolidated statements of income.
The weighted average lease term and discount rate for operating leases as of December 31, 2022, are shown below:

Weighted average remaining lease term	Seven years
Weighted average discount rate	3.5%
(9) Income Taxes
A summary of consolidated income before provision for income taxes and equity in net income of affiliates and the components of provision for income taxes is shown below (in millions):

For the year ended December 31,	2022	2021	2020
Consolidated income before provision for income taxes and equity in net income of affiliates:
Domestic	$87.6	$(110.9)	$(145.0)
Foreign	421.7	694.4	444.3
	$509.3	$583.5	$299.3
Domestic benefit for income taxes:
Current provision	$35.3	$38.4	$29.0
Deferred benefit	(41.4)	(76.6)	(106.2)
Total domestic benefit	$(6.1)	$(38.2)	$(77.2)
Foreign provision for income taxes:
Current provision	$147.8	$154.8	$149.6
Deferred (benefit) provision	(8.0)	21.1	21.5
Total foreign provision	$139.8	$175.9	$171.1
Provision for income taxes	$133.7	$137.7	$93.9
The domestic current provision includes withholding taxes related to dividends and royalties paid by the Company's foreign subsidiaries, as well as state and local taxes. In 2022, 2021 and 2020, the provision for income taxes includes the benefit of prior unrecognized net operating loss carryforwards of $0.8 million, $2.9 million and $5.3 million, respectively.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of the differences between the provision for income taxes calculated at the United States federal statutory income tax rate of 21% and the consolidated provision for income taxes is shown below (in millions):

For the year ended December 31,	2022	2021	2020
Consolidated income before provision for income taxes and equity in net income of affiliates multiplied by the United States federal statutory income tax rate	$107.0	$122.5	$62.9
Differences in income taxes on foreign earnings, losses and remittances	24.5	30.4	20.7
Valuation allowance adjustments (1)	45.2	29.0	47.7
Research and development and other tax credits	(15.0)	(19.0)	(11.8)
FDII deduction	(16.9)	(6.0)	(14.6)
U.S. tax impact of foreign earnings (2)	(6.3)	(9.8)	(21.1)
Tax audits and assessments	3.2	3.2	8.9
Other	(8.0)	(12.6)	1.2
Provision for income taxes	$133.7	$137.7	$93.9
(1)     Relates primarily to changes in valuation allowances on the deferred tax assets of foreign subsidiaries.
(2)    Reflects the impact on the domestic provision for income taxes related to foreign source income, including foreign branch earnings net of the applicable foreign tax credits in the general, foreign branch, GILTI and passive separate limitation categories. This amount includes the U.S. tax impact of apportioning U.S. expenses against the GILTI basket in calculating the foreign tax credit limitation resulting in no tax benefit for these expenses due to the Company's excess foreign tax credit position in the GILTI basket for 2021 and 2020. In 2020, as a result of the change in the foreign branch basket limitation, the Company recognized tax benefits of $15.5 million related to the U.S. deferred tax effect of the foreign branches.
For the years ended December 31, 2022, 2021 and 2020, income in foreign jurisdictions with tax holidays was $40.5 million, $55.6 million and $29.4 million, respectively. Such tax holidays generally expire from 2022 through 2035.
Deferred income taxes represent temporary differences in the recognition of certain items for financial reporting and income tax purposes. A summary of the components of the net deferred income tax asset is shown below (in millions):

December 31,	2022	2021
Deferred income tax assets (liabilities):
Tax loss carryforwards	$397.4	$396.9
Tax credit carryforwards	243.9	266.4
Retirement benefit plans	22.6	55.8
Accrued liabilities	208.7	193.9
Self-insurance reserves	5.5	6.7
Current asset basis differences	42.0	41.4
Long-term asset basis differences	3.5	(24.2)
Deferred compensation	25.8	25.4
Capitalized engineering, research and development	169.6	138.3
Undistributed earnings of foreign subsidiaries	(71.7)	(74.0)
Derivative instruments and hedging activities	(10.7)	2.0
Other	1.8	(12.3)
Net deferred income tax asset before valuation allowance	1,038.4	1,016.3
Valuation allowance	(417.9)	(406.9)
Net deferred income tax asset	$620.5	$609.4
As of December 31, 2022 and 2021, the valuation allowance with respect to the Company's deferred tax assets was $417.9 million and $406.9 million, respectively, a net increase of $11.0 million.
Concluding that a valuation allowance is not required is difficult when there is significant negative evidence, such as cumulative losses in recent years, which is objective and verifiable. When measuring cumulative losses in recent years, the Company uses a rolling three-year period of pretax book income, adjusted for permanent differences between book and taxable income and certain other items. As of December 31, 2022, the Company continues to maintain a U.S. valuation allowance of $25.5 million, primarily related to U.S. state and local deferred tax assets that, due to their nature, are not likely to be

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

realized. In addition, the Company continues to maintain a valuation allowance of $392.4 million with respect to its deferred tax assets in several international jurisdictions.
The classification of the net deferred income tax asset is shown below (in millions):

December 31,	2022	2021
Long-term deferred income tax assets	$709.2	$701.4
Long-term deferred income tax liabilities	(88.7)	(92.0)
Net deferred income tax asset	$620.5	$609.4
As of December 31, 2022, deferred income taxes have not been provided on the undistributed earnings of the Company's foreign subsidiaries since these earnings will not be taxable upon repatriation to the United States. These earnings will be primarily treated as previously taxed income from either the one-time transition tax or GILTI, or they will be offset with a 100% dividend received deduction. However, the Company continues to provide a deferred tax liability for foreign withholding tax that will be incurred with respect to the undistributed foreign earnings that are not permanently reinvested.
As of December 31, 2022, the Company had tax loss carryforwards of $1.7 billion. Of the total tax loss carryforwards, $1.4 billion have no expiration date, and $263.7 million expire between 2023 and 2039. In addition, the Company had tax credit carryforwards of $243.9 million, comprised principally of U.S. foreign tax credits of $80.7 million that expire between 2027 and 2031, U.S. research and development credits of $119.7 million that expire between 2025 and 2042 and other tax credits primarily in international jurisdictions of $43.5 million that generally expire between 2023 and 2042.
As of December 31, 2022 and 2021, the Company's gross unrecognized tax benefits were $32.7 million and $34.9 million (excluding interest and penalties), respectively, which is recorded in other long-term liabilities in the accompanying consolidated balance sheets. If recognized, all of the Company's gross unrecognized tax benefits would affect the Company's effective tax rate.
A summary of the changes in gross unrecognized tax benefits is shown below (in millions):

For the year ended December 31,	2022	2021	2020
Balance at beginning of period	$34.9	$36.4	$31.6
Additions based on tax positions related to current year	4.8	7.7	4.9
Additions (reductions) based on tax positions related to prior years	—	(4.0)	3.6
Settlements	(1.9)	(0.3)	(1.2)
Statute expirations	(6.3)	(5.2)	(4.7)
Foreign currency translation	1.2	0.3	2.2
Balance at end of period	$32.7	$34.9	$36.4
The Company recognizes interest and penalties with respect to unrecognized tax benefits as income tax expense. As of December 31, 2022 and 2021, the Company had recorded gross reserves of $12.3 million and $12.7 million, respectively, related to interest and penalties, all of which, if recognized, would affect the Company's effective tax rate.
The Company operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subject to review by both domestic and foreign tax authorities. During the next twelve months, it is reasonably possible that, as a result of audit settlements, the conclusion of current examinations and the expiration of the statute of limitations in multiple jurisdictions, the Company may decrease the amount of its gross unrecognized tax benefits by $5.1 million, all of which, if recognized, would affect the Company's effective tax rate. The gross unrecognized tax benefits subject to potential decrease involve issues related to transfer pricing and various other tax items in multiple jurisdictions. However, as a result of ongoing examinations, tax proceedings in certain countries, additions to the gross unrecognized tax benefits for positions taken and interest and penalties, if any, arising in 2023, it is not possible to estimate the potential net increase or decrease to the Company's gross unrecognized tax benefits during the next twelve months.
The Company considers its significant tax jurisdictions to include China, Germany, Italy, Mexico, Morocco, Spain, the United Kingdom and the United States. The Company or its subsidiaries generally remain subject to income tax examination in certain U.S. state and local jurisdictions for years after 2016. Further, the Company or its subsidiaries remain subject to income tax examination in Spain for years after 2007, in Mexico for years after 2013, in Germany and Italy for years after 2015, in Morocco for years after 2017, in China and the United Kingdom for years after 2018 and in the United States generally for years after 2020.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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
Obligation
A reconciliation of the change in benefit obligation for the years ended December 31, 2022 and 2021, is shown below (in millions):

	Pension				Other Postretirement
	December 31, 2022		December 31, 2021		December 31, 2022		December 31, 2021
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Change in benefit obligation:
Benefit obligation at beginning of period	$536.5	$479.9	$564.4	$529.2	$56.0	$24.5	$61.2	$27.4
Service cost	—	4.2	—	5.3	—	—	—	—
Interest cost	15.5	11.2	14.5	10.5	1.5	0.7	1.4	0.7
Actuarial gains	(142.3)	(98.3)	(23.0)	(32.8)	(25.8)	(4.8)	(3.5)	(2.4)
Benefits paid	(21.8)	(22.9)	(19.4)	(24.3)	(2.6)	(1.2)	(3.1)	(1.4)
Translation adjustment	—	(34.6)	—	(8.0)	—	(1.6)	—	0.2
Benefit obligation at end of period	$387.9	$339.5	$536.5	$479.9	$29.1	$17.6	$56.0	$24.5
Actuarial gains
As of December 31, 2022 and 2021, the decrease in pension and other postretirement benefit obligations attributable to actuarial gains relates to an increase in the discount rate used to determine the benefit obligations (see assumptions below). As of December 31, 2022, the decrease in the U.S. other postretirement benefit obligation attributable to actuarial gains also relates to per capita and demographic updates.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Plan Assets and Funded Status
A reconciliation of the change in plan assets for the years ended December 31, 2022 and 2021, and the funded status as of December 31, 2022 and 2021, is shown below (in millions):

	Pension				Other Postretirement
	December 31, 2022		December 31, 2021		December 31, 2022		December 31, 2021
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Change in plan assets:
Fair value of plan assets at beginning of period	$444.2	$392.5	$418.2	$383.0	$—	$—	$—	$—
Actual return on plan assets	(77.1)	(41.0)	43.0	26.9	—	—	—	—
Employer contributions	3.2	6.1	2.4	5.6	2.6	1.2	3.1	1.4
Benefits paid	(21.8)	(22.9)	(19.4)	(24.3)	(2.6)	(1.2)	(3.1)	(1.4)
Translation adjustment	—	(27.7)	—	1.3	—	—	—	—
Fair value of plan assets at end of period	348.5	307.0	444.2	392.5	—	—	—	—

Funded status	$(39.4)	$(32.5)	$(92.3)	$(87.4)	$(29.1)	$(17.6)	$(56.0)	$(24.5)
A summary of amounts recognized in the consolidated balance sheets as of December 31, 2022 and 2021, is shown below (in millions):

	Pension				Other Postretirement
	December 31, 2022		December 31, 2021		December 31, 2022		December 31, 2021
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Amounts recognized in the consolidated balance sheet:
Other long-term assets	$—	$62.3	$—	$41.7	$—	$—	$—	$—
Accrued liabilities	(2.9)	(3.4)	(3.3)	(3.8)	(2.6)	(1.4)	(4.0)	(1.5)
Other long-term liabilities	(36.5)	(91.4)	(89.0)	(125.3)	(26.5)	(16.2)	(52.0)	(23.0)

Funded status	$(39.4)	$(32.5)	$(92.3)	$(87.4)	$(29.1)	$(17.6)	$(56.0)	$(24.5)
Accumulated Benefit Obligation
As of December 31, 2022 and 2021, the accumulated benefit obligation for all of the Company's pension plans was $720.5 million and $1,012.4 million, respectively.
As of December 31, 2022 and 2021, the majority of the Company's pension plans had accumulated benefit obligations in excess of plan assets. Information related to pension plans with accumulated benefit obligations in excess of plan assets is shown below (in millions):

December 31,	2022	2021
Projected benefit obligation	$482.7	$761.2
Accumulated benefit obligation	476.0	757.2
Fair value of plan assets	348.6	539.8

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
Pretax amounts recognized in other comprehensive income (loss) for the years ended December 31, 2022 and 2021, are shown below (in millions):

	Pension				Other Postretirement
	December 31, 2022		December 31, 2021		December 31, 2022		December 31, 2021
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Actuarial gains (losses) recognized:
Reclassification adjustments	$2.0	$4.1	$3.9	$6.0	$(1.2)	$—	$(1.1)	$—
Actuarial gain arising during the period	41.3	42.2	42.5	40.1	25.8	4.8	3.5	2.4
Effect of settlements	0.4	(0.2)	0.4	0.1	—	—	—	—
Prior service credit recognized:
Reclassification adjustments	—	—	—	—	(0.1)	—	(0.1)	—
Translation adjustment	—	7.3	—	1.4	—	(0.1)	—	—
	$43.7	$53.4	$46.8	$47.6	$24.5	$4.7	$2.3	$2.4
In addition, the Company recognized tax benefit (expense) in other comprehensive income (loss) related to its defined benefit plans of ($24.9) million, ($22.7) million and $18.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Pretax amounts recorded in accumulated other comprehensive loss not yet recognized in net periodic benefit cost as of December 31, 2022 and 2021, are shown below (in millions):

	Pension				Other Postretirement
	December 31, 2022		December 31, 2021		December 31, 2022		December 31, 2021
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Net unrecognized actuarial gain (loss)	$(58.9)	$(60.7)	$(102.6)	$(114.0)	$38.2	$4.1	$13.6	$(0.6)
Prior service credit (cost)	—	(0.5)	—	(0.6)	1.0	0.1	1.1	0.1
	$(58.9)	$(61.2)	$(102.6)	$(114.6)	$39.2	$4.2	$14.7	$(0.5)
The Company uses the corridor approach when amortizing actuarial gains and losses. Under the corridor approach, net unrecognized actuarial gains and losses in excess of 10% of the greater of i) the projected benefit obligation or ii) the fair value of plan assets are amortized over future periods. For plans with little to no active participants, the amortization period is the remaining average life expectancy of the participants. For plans with active participants, the amortization period is the remaining average service period of the active participants. The amortization periods range from 3 to 32 years for the Company's defined benefit pension plans and from 7 to 16 years for the Company's other postretirement benefit plans.
Net Periodic Pension and Other Postretirement Benefit Cost (Credit)
The components of the Company's net periodic pension benefit cost (credit) are shown below (in millions):

	Year Ended December 31,
	2022		2021		2020
Pension	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$4.2	$—	$5.3	$0.1	$5.0
Interest cost	15.5	11.2	14.5	10.5	16.4	12.2
Expected return on plan assets	(23.9)	(17.2)	(23.5)	(19.6)	(21.4)	(19.6)
Amortization of actuarial loss	2.0	4.1	3.9	6.1	2.3	5.2
Settlement (gains) losses	0.4	(0.2)	0.4	—	0.3	13.0
Net periodic benefit cost (credit)	$(6.0)	$2.1	$(4.7)	$2.3	$(2.3)	$15.8

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The components of the Company's net periodic other postretirement benefit cost (credit) are shown below (in millions):

	Year Ended December 31,
	2022		2021		2020
Other Postretirement	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Interest cost	$1.5	$0.7	$1.4	$0.7	$1.7	$0.7
Amortization of actuarial gain	(1.2)	—	(1.1)	—	(1.6)	—
Amortization of prior service credit	(0.1)	—	(0.1)	—	(0.2)	—
Net periodic benefit cost (credit)	$0.2	$0.7	$0.2	$0.7	$(0.1)	$0.7
For the year ended December 31, 2020, the Company recognized pension settlement losses of $12.9 million related to its restructuring actions (Note 5, "Restructuring").
Assumptions
The weighted average actuarial assumptions used in determining the benefit obligations are shown below:

	Pension		Other Postretirement
December 31,	2022	2021	2022	2021
Discount rate:
Domestic plans	5.5%	3.0%	5.5%	2.8%
Foreign plans	5.0%	2.5%	5.3%	3.1%
Rate of compensation increase:
Foreign plans	2.5%	3.5%	N/A	N/A
The weighted average actuarial assumptions used in determining the net periodic benefit cost (credit) are shown below:

For the year ended December 31,	2022	2021	2020
Pension
Discount rate:
Domestic plans	3.0%	2.6%	3.4%
Foreign plans	2.5%	2.0%	2.6%
Expected return on plan assets:
Domestic plans	5.5%	5.8%	5.8%
Foreign plans	4.6%	5.2%	5.4%
Rate of compensation increase:
Foreign plans	3.5%	3.3%	3.7%
Other postretirement
Discount rate:
Domestic plans	2.8%	2.4%	3.2%
Foreign plans	3.1%	2.5%	3.1%
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
As of December 31, 2022 and 2021, the weighted-average interest crediting rate used by one of the Company's U.S. pension plans was a minimum of 4.0%.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Healthcare Trend Rate
The assumed healthcare cost trend rates used to measure the postretirement benefit obligation as of December 31, 2022, are shown below:

	U.S. Plans	Foreign Plans
Initial healthcare cost trend rate	6.5%	4.5%
Ultimate healthcare cost trend rate	4.5%	4.0%
Year ultimate healthcare cost trend rate achieved	2030	2040
Plan Assets
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company's pension plan assets measured at fair value on a recurring basis as of December 31, 2022 and 2021, are shown below (in millions):

	December 31, 2022
	Total	Level 1	Level 2	Level 3	Valuation Technique
U.S. Plans:
Equity securities -
Equity funds	$65.2	$52.1	$13.1	$—	Market
Common stock	54.9	39.8	15.1	—	Market
Fixed income -
Fixed income funds	79.1	79.1	—	—	Market
Corporate bonds	63.4	—	63.4	—	Market
Government obligations	9.7	—	9.7	—	Market
Preferred stock	0.2	0.2	—	—	Market
Cash and short-term investments	13.4	2.8	10.6	—	Market
Assets at fair value	285.9	$174.0	$111.9	$—
Investments measured at net asset value -
Alternative investments	62.6
Assets at fair value	$348.5
Foreign Plans:
Equity securities -
Equity funds	$55.2	$—	$55.2	$—	Market
Common stock	32.9	32.9	—	—	Market
Fixed income -
Fixed income funds	43.4	—	43.4	—	Market
Corporate bonds	15.9	—	15.9	—	Market
Government obligations	113.2	—	113.2	—	Market
Cash and short-term investments	13.3	3.2	10.1	—	Market
Assets at fair value	273.9	$36.1	$237.8	$—
Investments measured at net asset value -
Alternative investments	33.1
Assets at fair value	$307.0

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	December 31, 2021
	Total	Level 1	Level 2	Level 3	Valuation Technique
U.S. Plans:
Equity securities -
Equity funds	$100.9	$80.0	$20.9	$—	Market
Common stock	87.1	56.3	30.8	—	Market
Fixed income -
Fixed income funds	95.1	95.1	—	—	Market
Corporate bonds	83.8	—	83.8	—	Market
Government obligations	5.2	—	5.2	—	Market
Preferred stock	1.2	0.4	0.8	—	Market
Cash and short-term investments	8.5	2.1	6.4	—	Market
Assets at fair value	381.8	$233.9	$147.9	$—
Investments measured at net asset value -
Alternative investments	62.4
Assets at fair value	$444.2
Foreign Plans:
Equity securities -
Equity funds	$147.2	$—	$147.2	$—	Market
Common stock	59.5	59.5	—	—	Market
Fixed income -
Fixed income funds	63.3	—	63.3	—	Market
Corporate bonds	28.8	—	28.8	—	Market
Government obligations	51.8	—	51.8	—	Market
Cash and short-term investments	13.0	7.9	5.1	—	Market
Assets at fair value	363.6	$67.4	$296.2	$—
Investments measured at net asset value -
Alternative investments	28.9
Assets at fair value	$392.5
For further information on the GAAP fair value hierarchy, see Note 16, "Financial Instruments." Pension plan assets for the foreign plans relate to the Company's pension plans primarily in Canada and the United Kingdom.
The Company's investment policies incorporate an asset allocation strategy that emphasizes the long-term growth of capital. The Company believes that this strategy is consistent with the long-term nature of plan liabilities and ultimate cash needs of the plans. For the domestic portfolio, the Company targets a return seeking asset (e.g., equity securities, equity mutual funds and exchange traded funds ("ETFs") and alternative investments) allocation of 45% — 65% and a risk mitigating asset (e.g., fixed income securities and fixed income mutual funds and ETFs) allocation of 35% — 55%. As the funding ratio for the defined benefit pension plans covering certain domestic employees changes, the proportion of return seeking assets will be adjusted accordingly. For the foreign portfolio, the Company targets an equity allocation of 20% — 60% of plan assets, a fixed income allocation of 30% — 70%, an alternative investment allocation of 0% — 25% and a cash allocation of 0% — 15%. Differences in the target allocations of the domestic and foreign portfolios are reflective of differences in the underlying plan liabilities. Diversification within the investment portfolios is pursued by asset class and investment management style. The investment portfolios are reviewed on a quarterly basis to maintain the desired asset allocations, given the market performance of the asset classes and investment management styles. Alternative investments are redeemable in the near term, generally with 90 days' notice.
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
Contributions
In 2023, the Company's minimum required contributions to its domestic and foreign pension plans are expected to be approximately $1 million. The Company may elect to make contributions in excess of minimum funding requirements in response to investment performance or changes in interest rates or when the Company believes that it is financially advantageous to do so and based on its other cash requirements. After 2023, the Company's minimum funding requirements will depend on several factors, including investment performance and interest rates. The Company's minimum funding requirements may also be affected by changes in applicable legal requirements.
Benefit Payments
As of December 31, 2022, the Company's estimate of expected benefit payments in each of the five succeeding years and in the aggregate for the five years thereafter are shown below (in millions):

	Pension		Other Postretirement
Year	U.S.	Foreign	U.S.	Foreign
2023	$22.8	$21.6	$2.6	$1.5
2024	23.0	21.9	2.7	1.5
2025	24.0	22.7	2.6	1.5
2026	25.1	24.6	2.6	1.5
2027	25.1	24.6	2.5	1.5
Five years thereafter	134.7	134.3	11.3	6.7
Multi-Employer Pension Plans
The Company currently participates in two multi-employer pension plans, the U.A.W. Labor-Management Group Pension Plan (EIN 51-6099782-001) and UNITE Here National Retirement Fund (EIN 13-6130178-001), for certain of its employees. Contributions to these plans are based on four collective bargaining agreements, which expire between July 21, 2024 and June 30, 2027.
Detailed information related to these plans is shown below (amounts in millions):

	Pension Protection Act Zone Status				Contributions to Multiemployer Pension Plans
Employer Identification Number ("EIN")	December 31, 2021 Certification	December 31, 2020 Certification	FIP/RP (1) Pending or Implemented	Surcharge	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
51-6099782-001	Green	Green	Yes	No	$0.8	$0.7	$0.6
13-6130178-001	Red	Red	Yes	No	0.4	0.4	0.5
(1) Funding improvement plan or rehabilitation plan as defined by Employment Retirement Security Act of 1974.
For its plan years 2022 and 2021, the Company's contributions to the U.A.W. Labor-Management Group Pension Plan represented more than 5% of the plan's total contributions.
Defined Contribution Plan
The Company also sponsors defined contribution plans and participates in government-sponsored programs in certain foreign countries. Contributions are determined as a percentage of each covered employee's salary. For the years ended December 31, 2022, 2021 and 2020, the aggregate cost of the defined contribution plans was $18.2 million, $16.4 million and $17.1 million, respectively.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Company also has a defined contribution retirement program for its salaried employees. Contributions to this program are determined as a percentage of each covered employee's eligible compensation. For the years ended December 31, 2022, 2021 and 2020, the Company recorded expense of $23.5 million, $20.4 million and $18.3 million, respectively, related to this program.
(11) Revenue Recognition
A summary of the Company's revenue by reportable operating segment and geography is shown below (in millions):

For the year ended December 31,	2022
	Seating	E-Systems	Total
North America	$7,416.3	$1,494.4	$8,910.7
Europe and Africa	4,944.0	2,002.0	6,946.0
Asia	2,731.9	1,451.3	4,183.2
South America	619.0	232.6	851.6
	$15,711.2	$5,180.3	$20,891.5

For the year ended December 31,	2021
	Seating	E-Systems	Total
North America	$6,277.2	$1,271.0	$7,548.2
Europe and Africa	4,805.5	1,939.8	6,745.3
Asia	2,759.9	1,468.0	4,227.9
South America	568.8	172.9	741.7
	$14,411.4	$4,851.7	$19,263.1

For the year ended December 31,	2020
	Seating	E-Systems	Total
North America	$5,545.7	$1,084.8	$6,630.5
Europe and Africa	4,371.4	1,868.9	6,240.3
Asia	2,418.7	1,236.6	3,655.3
South America	376.9	142.5	519.4
	$12,712.7	$4,332.8	$17,045.5
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
•Dividend Rights – Subject to applicable law, any contractual restrictions and the rights of the holders of outstanding preferred stock, if any, holders of common stock are entitled to receive ratably such dividends and other distributions that the Company's Board of Directors (the "Board"), in its discretion, declares from time to time.
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
The Company has a common stock share repurchase program (the "Repurchase Program") which permits the discretionary repurchase of its common stock. Since its inception in the first quarter of 2011, the Board has authorized $6.1 billion in share repurchases under the Repurchase Program. As of December 31, 2022, the Company has repurchased, in aggregate, $4.9 billion of its outstanding common stock, at an average price of $91.55 per share, excluding commissions and related fees. As of December 31, 2022, the Company has a remaining repurchase authorization of $1.2 billion under its Repurchase Program, which expires on December 31, 2024.
In March 2020, as a proactive measure in response to the COVID-19 pandemic, the Company suspended share repurchases under its Repurchase Program. Share repurchases were reinstated in the second quarter of 2021. Share repurchases are shown below (in millions, except for shares and per share amounts):

For the year ended December 31,	Aggregate Repurchases	Cash paid for Repurchases	Number of Shares	Average Price per Share (1)
2022	$100.3	$100.3	763,309	$131.37
2021	$100.3	$100.3	589,717	$170.03
2020	$70.0	$70.0	641,149	$109.22
(1) Excludes commissions.
In addition to shares repurchased under the Repurchase Program described above, the Company classifies shares withheld from the settlement of the Company's restricted stock unit and performance share awards to cover tax withholding requirements as common stock held in treasury in the consolidated balance sheet.
Quarterly Dividend
In 2022, the Board declared quarterly cash dividends of $0.77 per share of common stock in all quarters.
In 2021, the Board declared quarterly cash dividends of $0.25 per share of common stock in the first and second quarters, a quarterly cash dividend of $0.50 per share of common stock in the third quarter and a quarterly cash dividend of $0.77 per share of common stock in the fourth quarter.
In 2020, the Board declared a quarterly cash dividend of $0.77 per share of common stock in the first quarter. In March 2020, as a proactive measure in response to the COVID-19 pandemic, the Company suspended its quarterly cash dividend. The quarterly cash dividend was reinstated in the fourth quarter of 2020 at $0.25 per share of common stock.
Dividends declared and paid are shown below (in millions):

For the year ended December 31,	2022	2021	2020
Dividends declared	$186.2	$107.9	$62.1
Dividends paid	$185.5	$106.7	$67.3
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Accumulated Other Comprehensive Loss
A summary of changes in accumulated other comprehensive income (loss), net of tax, is shown below (in millions):

For the year ended December 31,	2022	2021	2020
Defined benefit plans:
Balance at beginning of year	$(199.4)	$(276.9)	$(217.6)
Reclassification adjustments (net of tax expense of $1.0 million in 2022, $2.1 million in 2021 and $4.7 million in 2020)	4.0	7.1	14.3
Other comprehensive income (loss) recognized during the period (net of tax benefit (expense) of ($23.9) million in 2022, ($20.6) million in 2021 and $23.2 million in 2020)	99.7	70.4	(73.6)
Balance at end of year	$(95.7)	$(199.4)	$(276.9)
Derivative instruments and hedge activities:
Balance at beginning of year	$(18.6)	$12.6	$9.8
Reclassification adjustments (net of tax benefit (expense) of $8.5 million in 2022, $8.7 million in 2021 and ($1.8) million in 2020)	(35.3)	(36.0)	7.5
Other comprehensive income (loss) recognized during the period (net of tax benefit (expense) of ($19.1) million in 2022, ($1.2) million in 2021 and $1.0 million in 2020)	87.3	4.8	(4.7)
Balance at end of year	$33.4	$(18.6)	$12.6
Currency translation adjustments:
Balance at beginning of year	$(552.2)	$(440.8)	$(564.9)
Other comprehensive income (loss) recognized during the period (net of tax benefit (expense) of ($4.7) million in 2022, ($4.1) million in 2021 and $3.8 million in 2020)	(190.6)	(111.4)	124.1
Balance at end of year	$(742.8)	$(552.2)	$(440.8)
For the years ended December 31, 2022, 2021 and 2020, other comprehensive income (loss) related to currency translation adjustments includes pretax losses related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future of $2.6 million, $0.4 million and $0.6 million, respectively.
For the years ended December 31, 2022, 2021 and 2020, other comprehensive income (loss) related to currency translation adjustments also includes net investment hedge gains (losses) of $25.3 million, $17.9 million and ($18.3) million, respectively.
Redeemable Noncontrolling Interest
In accordance with GAAP, the Company records redeemable noncontrolling interests at the greater of (1) the initial carrying amount adjusted for the noncontrolling interest holder's share of total comprehensive income or loss and dividends ("noncontrolling interest carrying value") or (2) the redemption value as of and based on conditions existing as of the reporting date. Required redeemable noncontrolling interest adjustments are recorded as an increase to redeemable noncontrolling interests, with an offsetting adjustment to retained earnings. Redeemable noncontrolling interest is classified in mezzanine equity.
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
Noncontrolling Interests
In 2021, the Company sold a 49% equity interest in its wholly owned consolidated subsidiary, Shenyang Lear Jinbei Automotive Systems Co., Ltd. ("Shenyang Lear"), for $36.2 million. The Company continues to control Shenyang Lear, and as a result, the operating results and cash flows of Shenyang Lear continue to be included in the Company's consolidated financial statements. Noncontrolling interest of $7.6 million was recorded in conjunction with the transaction. The difference between the consideration paid and the carrying value of the noncontrolling interest recorded is reflected in additional paid-in capital in the accompanying consolidated balance sheets. The proceeds from the sale are classified within cash flows used in financing activities in the accompanying consolidated statement of cash flows for the year ended December 31, 2021.

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
Under the 2009 LTSIP, the 2019 LTSIP and the Inducement Plan, the Company has granted restricted stock units, performance shares and stock options to certain of its employees, all of which generally vest in one to three years following the grant date. For the years ended December 31, 2022, 2021 and 2020, the Company recognized compensation expense related to these awards of $50.3 million, $58.7 million and $39.0 million, respectively. Unrecognized compensation expense related to these awards of $58.7 million will be recognized over the next 1.6 years on a weighted average basis. In accordance with the provisions of the awards, the Company withholds shares from the settlement of such awards to cover minimum statutory tax withholding requirements. The withheld shares are classified as common stock held in treasury in the accompanying consolidated balance sheets as of December 31, 2022 and 2021.
A summary of restricted stock units, performance shares and stock options for the year ended December 31, 2022, is shown below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value	Stock Options	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	567,891	$129.58	780,544	$156.56	202,702	$32.65
Granted	189,213	$164.57	244,717	$196.83	—
Distributed (vested)	(242,307)		(104,551)		—
Cancelled	(20,336)		(194,225)		—
Outstanding as of December 31, 2022 (1)	494,461	$145.64	726,485	$201.83	202,702	$32.65

Vested or expected to vest as of December 31, 2022	494,461		435,217		202,702
(1) Outstanding performance shares are reflected at the maximum possible payout that may be earned during the relevant performance periods.
The grant date fair value of restricted stock units is based on the share price on the grant date. The weighted average grant date fair value of restricted stock units granted in 2021 and 2020 was $165.28 and $129.40, respectively. The grant date fair value of performance shares is based on the share price on the grant date or a Monte Carlo simulation. The weighted average grant date fair value of performance shares granted in 2021 and 2020 was $188.11 and $147.53, respectively. The grant date fair value of stock options is based on a Black-Scholes model. The grant date fair value of options granted in 2021 and 2020 was $35.33 and $30.32, respectively.
(14) Commitments and Contingencies
Legal and Other Contingencies
As of December 31, 2022 and 2021, the Company had recorded reserves for pending legal disputes, including commercial disputes, product liability claims and other legal matters, of $15.9 million and $19.5 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product warranty and recall reserves are recorded separately from legal reserves, as described below.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Commercial Disputes
The Company is involved from time to time in legal proceedings and claims, including, without limitation, commercial or contractual disputes with its customers, suppliers and competitors. These disputes vary in nature and are usually resolved by negotiations between the parties.
Product Warranty and Recall Matters
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
To a lesser extent, the Company is a party to agreements with certain of its customers, whereby these customers may pursue claims against the Company for contribution of all or a portion of the amounts sought in connection with product warranty and recall matters.
In certain instances, allegedly defective products may be supplied by the Company's suppliers. The Company may seek recovery from its suppliers of materials or services included within the Company's products that are associated with product liability claims and product warranty and recall matters. The Company carries insurance for certain legal matters, including product liability claims, but such coverage may be limited. The Company does not maintain insurance for product warranty or recall matters.
The Company records product warranty and recall reserves when liability is probable and related amounts are reasonably estimable.
A summary of the changes in reserves for product warranty and recall matters for each of the periods in the two years ended December 31, 2022, is shown below (in millions):

Balance as of January 1, 2021	$48.7
Expense, net (including changes in estimates)	12.7
Settlements	(13.7)
Foreign currency translation and other	(1.7)
Balance as of January 1, 2022	46.0
Expense, net (including changes in estimates)	6.6
Settlements	(19.6)
Foreign currency translation and other	(2.6)
Balance as of December 31, 2022	$30.4
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
As of December 31, 2022 and 2021, the Company had recorded environmental reserves of $7.9 million and $8.0 million, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
Other Matters
The Company is involved from time to time in various other legal proceedings and claims, including, without limitation, intellectual property matters, tax claims and employment matters. Although the outcome of any legal matter cannot be predicted

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

with certainty, the Company does not believe that any of the other legal proceedings or claims in which the Company is currently involved, either individually or in the aggregate, will have a material adverse impact on its business, financial condition, results of operations or cash flows. However, no assurances can be given in this regard.
Although the Company records reserves for legal disputes, product warranty and recall matters and environmental and other matters in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain. Actual results may differ significantly from current estimates.
Insurance Recoveries
The Company incurred losses and incremental costs related to the destruction of assets caused by a typhoon in the Philippines in December 2021. In 2022, the Company reached an installment settlement for the recovery of such costs under applicable insurance policies. Anticipated proceeds from insurance recoveries related to losses and incremental costs that have been incurred ("loss recoveries") are recognized when receipt is probable. Anticipated proceeds from insurance recoveries in excess of the net book value of destroyed property, plant and equipment ("insurance gain contingencies") are recognized when all contingencies related to the claim have been resolved. Loss recoveries related to the destruction of inventory and incremental costs are included in costs of sales and loss recoveries and insurance gain contingencies related to the destruction of property, plant and equipment are included in other expense, net. Cash proceeds related to the destruction of inventory and incremental costs are included in cash flows from operating activities and cash proceeds related to the destruction of property, plant and equipment are included in cash flows from investing activities.
The Company incurred cumulative losses and incremental costs of $26.5 million related to the typhoon, of which $13.3 million was incurred in 2022. In 2022, the Company recognized insurance recoveries of $14.7 million, of which $13.3 million is recognized in cost of sales and $1.4 million is recognized in other expense, net. In 2022, the Company received cumulative cash proceeds of $13.3 million, of which $12.8 million is reflected in cash flows from operating activities and $0.5 million is reflected in cash flows from investing activities in the accompanying statement of cash flows.
Employees
Approximately 48% of the Company's employees are members of industrial trade unions and are employed under the terms of various labor agreements. Labor agreements covering approximately 74% of the Company's global unionized workforce of approximately 81,300 employees, including labor agreements in the United States and Canada covering approximately 2% of the Company's global unionized workforce, are scheduled to expire in 2023. Management does not anticipate any significant difficulties with respect to the renewal of these agreements.
(15) Segment Reporting
A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Year Ended December 31, 2022
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$15,711.2	$5,180.3	$—	$20,891.5
Segment earnings (1)	893.0	74.4	(313.1)	654.3
Depreciation and amortization	369.5	188.2	18.8	576.5
Capital expenditures	369.4	241.3	27.5	638.2
Total assets	7,897.4	3,684.7	2,180.9	13,763.0

	Year Ended December 31, 2021
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$14,411.4	$4,851.7	$—	$19,263.1
Segment earnings (1)	851.3	121.2	(297.1)	675.4
Depreciation and amortization	362.6	195.7	15.6	573.9
Capital expenditures	340.7	217.2	27.2	585.1
Total assets	7,414.0	3,584.8	2,353.6	13,352.4

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Year Ended December 31, 2020
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$12,712.7	$4,332.8	$—	$17,045.5
Segment earnings (1)	590.5	98.1	(234.5)	454.1
Depreciation and amortization	348.1	176.6	15.2	539.9
Capital expenditures	257.2	179.3	15.8	452.3
(1) For a definition of segment earnings, see Note 3 , "Summary of Significant Accounting Policies — Segment Reporting."
A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

For the year ended December 31,	2022	2021	2020
Segment earnings	$967.4	$972.5	$688.6
Corporate and regional headquarters and elimination of intercompany activity ("Other")	(313.1)	(297.1)	(234.5)
Consolidated income before interest, other expense, provision for income taxes and equity in net income of affiliates	654.3	675.4	454.1
Interest expense	98.6	91.8	99.6
Other expense, net	46.4	0.1	55.2
Consolidated income before provision for income taxes and equity in net income of affiliates	$509.3	$583.5	$299.3
Revenues from external customers and tangible long-lived assets for each of the geographic areas in which the Company operates is shown below (in millions):

For the year ended December 31,	2022	2021	2020
Revenues from external customers
United States	$4,751.6	$4,410.7	$3,599.1
Mexico	3,182.7	2,465.8	2,528.4
China	2,976.1	3,018.1	2,592.7
Germany	1,211.0	1,309.9	1,288.3
Other countries	8,770.1	8,058.6	7,037.0
Total	$20,891.5	$19,263.1	$17,045.5

December 31,	2022	2021
Tangible long-lived assets (1)
United States	$688.3	$593.0
Mexico	735.5	691.6
China	463.8	460.8
Germany	186.8	189.2
Other countries	1,481.4	1,413.4
Total	$3,555.8	$3,348.0
(1) Tangible long-lived assets include property, plant and equipment and right-of-use assets.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following is a summary of the percentage of revenues from major customers:

For the year ended December 31,	2022	2021	2020
General Motors	20.2%	18.2%	18.7%
Ford	13.5%	13.5%	13.5%
Mercedes-Benz	11.3%	11.2%	11.9%
Volkswagen	10.8%	11.8%	11.7%
Stellantis	10.3%	10.9%	11.2%
(16) Financial Instruments
Debt Instruments
The carrying values of the Notes vary from their fair values. The fair values of the Notes were determined by reference to the quoted market prices of these securities (Level 2 input based on the GAAP fair value hierarchy). The estimated fair value, as well as the carrying value, of the Company's debt instruments are shown below (in millions):

December 31,	2022	2021
Estimated aggregate fair value (1)	$2,142.3	$2,868.6
Aggregate carrying value (1) (2)	2,600.0	2,600.0
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
Cash, Cash Equivalents and Restricted Cash
The Company has cash on deposit that is legally restricted as to use or withdrawal. A reconciliation of cash and cash equivalents reported on the accompanying consolidated balance sheets to cash, cash equivalents and restricted cash reported on the consolidated statements of cash flows is shown below (in millions):

December 31,	2022	2021	2020
Balance sheet — cash and cash equivalents	$1,114.9	$1,318.3	$1,306.7
Restricted cash included in other current assets	0.3	1.4	5.1
Restricted cash included in other long-term assets	2.2	1.6	2.7
Statement of cash flows — cash, cash equivalents and restricted cash	$1,117.4	$1,321.3	$1,314.5
Marketable Equity Securities
Marketable equity securities, which the Company accounts for under the fair value option, are included in the accompanying consolidated balance sheets as shown below (in millions):

December 31,	2022	2021
Other current assets	$3.6	$3.5
Other long-term assets	53.6	58.8
	$57.2	$62.3
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
Equity Securities Without Readily Determinable Fair Values
As of December 31, 2022 and 2021, investments in equity securities without readily determinable fair values of $18.2 million and $15.4 million, respectively, are included in other long-term assets in the accompanying consolidated balance sheets. Such investments are valued at cost, less cumulative impairments and adjusted for changes resulting from observable, orderly transactions for identical or similar securities. For the years ended December 31, 2021 and 2020, the Company recognized

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

impairment charges of $1.0 million and $4.0 million, respectively, and investments in equity securities without readily determinable fair values have been reduced for cumulative impairments of $10.0 million as of December 31, 2022 and 2021.
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
Net Investment Hedges
The Company uses cross-currency interest rate swaps which are designated as net investment hedges of the foreign currency rate exposure of its investment in certain Euro-denominated subsidiaries. Contra interest expense on net investment hedges was $4.6 million, $6.5 million and $6.5 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is included in interest expense in the accompanying consolidated statements of income.
Balance Sheet Classification
The notional amount, estimated aggregate fair value and related balance sheet classification of the Company's foreign currency and net investment hedge contracts are shown below (in millions, except for maturities):

December 31,	2022	2021
Fair value of foreign currency contracts designated as cash flow hedges:
Other current assets	$63.4	$19.4
Other long-term assets	10.3	0.1
Other current liabilities	(6.7)	(10.1)
Other long-term liabilities	(0.2)	(2.8)
	66.8	6.6
Notional amount	$1,546.9	$1,077.6
Outstanding maturities in months, not to exceed	24	23
Fair value of derivatives designated as net investment hedges:
Other long-term assets	$4.8	$—
Other current liabilities	—	(3.2)
Other long-term liabilities	—	(1.6)
	4.8	(4.8)
Notional amount	$150.0	$300.0
Outstanding maturities in months, not to exceed	39	33
Fair value of foreign currency contracts not designated as hedge instruments:
Other current assets	$9.5	$2.2
Other current liabilities	(13.4)	(3.3)
	(3.9)	(1.1)
Notional amount	$758.6	$445.5
Outstanding maturities in months, not to exceed	7	12
Total fair value	$67.7	$0.7
Total notional amount	$2,455.5	$1,823.1

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Accumulated Other Comprehensive Loss — Derivative Instruments and Hedge Activities
Pretax amounts related to foreign currency contracts and net investment hedges that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

For the year ended December 31,	2022	2021	2020
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign currency contracts	$106.4	$6.0	$(5.7)
Net investment hedges	25.3	17.9	(18.3)
	131.7	23.9	(24.0)
(Gains) losses reclassified from accumulated other comprehensive loss to:
Net sales	(12.4)	(4.4)	(0.6)
Cost of sales	(33.8)	(42.7)	7.6
Interest expense	2.4	2.4	2.4
Other expense, net	—	—	(0.1)
	(43.8)	(44.7)	9.3
Comprehensive income (loss)	$87.9	$(20.8)	$(14.7)
As of December 31, 2022 and 2021, pretax net gains (losses) of $71.8 million and ($16.1) million, respectively, related to the Company's derivative instruments and hedge activities were recorded in accumulated other comprehensive loss.
During the next twelve month period, net gains (losses) expected to be reclassified into earnings are shown below (in millions):

Foreign currency contracts	$56.7
Interest rate swap contracts	(2.4)
Total	$54.3
Such gains and losses will be reclassified at the time that the underlying hedged transactions are realized.
For the years ended December 31, 2022, 2021 and 2020, the Company recognized tax benefit (expense) of ($10.6) million, $7.5 million and ($0.8) million, respectively, in other comprehensive income related to its derivative instruments and hedge activities.
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
Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021, are shown below (in millions):

	December 31, 2022
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$62.9	Market / Income	$—	$62.9	$—
Net investment hedges	Recurring	4.8	Market / Income	—	4.8	—
Marketable equity securities	Recurring	57.2	Market	57.2	—	—

	December 31, 2021
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$5.5	Market / Income	$—	$5.5	$—
Net investment hedges	Recurring	(4.8)	Market / Income	—	(4.8)	—
Marketable equity securities	Recurring	62.3	Market	62.3	—	—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company's counterparties. If an estimate of the credit spread is required, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of December 31, 2022 and 2021, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy during 2022 and 2021.
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
In 2022 and 2020, the Company completed quantitative goodwill impairment analyses for selected reporting units (Note 3, "Summary of Significant Accounting Policies — Impairment of Goodwill"). The Level 3 fair value estimate of the reporting units was based on a third-party valuation and/or management's estimates, using a combination of the discounted cash flow method and/or guideline public company method.
In 2022, as a result of the acquisition of Kongsberg ICS (Note 4, "Acquisition of Kongsberg ICS"), Level 3 fair value estimates related to property, plant and equipment of $124.1 million, right-of-use assets of $34.1 million and developed technology intangible assets of $11.1 million are recorded in the accompanying consolidated balance sheet as of December 31, 2022. Fair value estimates of property, plant and equipment were based on independent appraisals, giving consideration to the highest and best use of the assets. Key assumptions used in the appraisals were based on a combination of market and cost approaches, as appropriate. Fair value estimates of right-of-use assets were based on a market approach. Fair value estimates of developed technology intangible asset were based on a relief from royalty approach.
In 2022 and 2021, the Company completed impairment assessments related to certain of its intangible assets resulting from changes in the intended uses of such assets and recorded impairment charges of $8.9 million and $8.5 million, respectively. The fair value estimate of the related asset group was based on management's estimates using a discounted cash flow method (Note 3, "Summary of Significant Accounting Policies — Impairment of Long-Lived Assets").
In 2022, the Company completed impairment assessments related to substantially all of its operating assets in Russia and recorded charges of $19.4 million related to impairments of inventory, property, plant and equipment and right-of-use assets.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The fair value estimates of the related assets were based on management's estimates using a discounted cash flow method (Note 2, "Current Operating Environment").
As of December 31, 2022 and 2021, there were no additional significant assets or liabilities measured at fair value on a non-recurring basis.
(17) Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates ("ASU") issued by the Financial Accounting Standards Board ("FASB"), as summarized below.
Pronouncements adopted in 2022:
Reference Rate Reform
The FASB issued ASU 2022-06, 2021-01 and 2020-04, "Reference Rate Reform (Topic 848)." The guidance provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied to applicable contract modifications and hedge relationships prospectively through December 31, 2024. The adoption of this guidance did not have a significant impact on the Company's financial statements.
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

LEAR CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2022
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$35.5	$12.0	$(10.3)	$(1.9)	$35.3
Allowance for deferred tax assets	406.9	41.4	(5.3)	(25.1)	417.9
Total	$442.4	$53.4	$(15.6)	$(27.0)	$453.2

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2021
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$35.3	$8.2	$(8.3)	$0.3	$35.5
Allowance for deferred tax assets	397.7	44.7	(17.7)	(17.8)	406.9
Total	$433.0	$52.9	$(26.0)	$(17.5)	$442.4

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2020
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$36.0	$7.0	$(9.8)	$2.1	$35.3
Allowance for deferred tax assets	344.8	81.4	(43.5)	15.0	397.7
Total	$380.8	$88.4	$(53.3)	$17.1	$433.0

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
(b)Management's Annual Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Senior Vice President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). In February 2022, the Company completed the acquisition of substantially all of Kongsberg Automotive's Interior Comfort Systems business unit ("Kongsberg ICS") and is currently integrating Kongsberg ICS into its operations, compliance programs and internal control processes. Kongsberg ICS constituted approximately 2.8% of the Company's total assets as of December 31, 2022, including goodwill and intangible assets recorded as part of the purchase price allocations, and approximately 1.2% of the Company's net sales in the year ended December 31, 2022. Securities and Exchange Commission rules and regulations allow companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year following an acquisition while integrating the acquired company. The Company has excluded the acquired operations of Kongsberg ICS from its assessment of the Company's internal control over financial reporting as of December 31, 2022. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2022.
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
(d)Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Code of Ethics
We have adopted a Code of Business Conduct and Ethics that applies to our executive officers, including our Principal Executive Officer, our Principal Financial Officer and our Principal Accounting Officer, which can be found on our website at http://www.lear.com. We will post any amendment to or waiver from the provisions of the Code of Business Conduct and Ethics that applies to the executive officers above on the same website and will provide it to stockholders free of charge upon written request by contacting Lear Corporation at 21557 Telegraph Road, Southfield, Michigan 48033, Attention: Investor Relations.
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
Equity Compensation Plan Information

As of December 31, 2022	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,478,152	(1)	$20.32	(2)	1,135,253
Equity compensation plans not approved by security holders	—		—		—
Total	1,478,152		$20.32		1,135,253
(1)     Includes 494,461 of outstanding restricted stock units, 780,989 of outstanding performance shares and 202,702 of outstanding stock options. Outstanding performance shares are reflected at the maximum possible payout that may be earned during the relevant performance periods.
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
Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm (PCAOB ID: 42)
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Equity for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements
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
(c)Additional Financial Statement Schedules
None.
ITEM 16 – FORM 10-K Summary
None.

Index to Exhibits
Exhibit Number		Exhibit Name
3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 9, 2009).
3.2		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on November 9, 2009).
4.1
Indenture, dated August 17, 2017, among the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 17, 2017).

4.2
First Supplemental Indenture, dated August 17, 2017, among the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 17, 2017).

4.3
Second Supplemental Indenture, dated May 1, 2019, among the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 1, 2019).

4.4
Third Supplemental Indenture, dated May 1, 2019, among the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 1, 2019).

4.5
Fourth Supplemental Indenture, dated February 24, 2020, among the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 24, 2020).

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

4.8
Second Supplemental Indenture, dated November 28, 2021, between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on November 8, 2021).

4.9		Description of Lear Corporation's securities (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).
10.1	*
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
Form of 2019 Restricted Stock Unit "Career Shares” Award Agreement under the Lear Corporation 2019 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.12	*
Lear Corporation Salaried Retirement Restoration Program (f/k/a Lear Corporation PSP Excess Plan), amended and restated effective December 29, 2017 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.13	*
First Amendment to the Lear Corporation Salaried Retirement Restoration Program (amended and restated effective December 29, 2017) effective as of November 18, 2020 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021).

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
Form of 2021 Performance Share Terms and Conditions under the Lear Corporation 2019 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021).

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
Amended and Restated Employment Agreement, dated September 21, 2022, between the Company and Thomas A. DiDonato (incorporated by referenced to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2022).

Index to Exhibits
	Exhibit Number		Exhibit Name
	10.27	*
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
Amended and Restated Employment Agreement, dated September 21, 2022, between the Company and Harry A. Kemp (incorporated by referenced to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2022).

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

	10.42	*	Lear Corporation 2019 Inducement Grant Plan (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed on April 17, 2019).
**	21.1		List of subsidiaries of the Company.
**	23.1		Consent of Ernst & Young LLP.
**	31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

Index to Exhibits
	Exhibit Number	Exhibit Name
**	31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
**	32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 9, 2023.

Lear Corporation

By:	/s/ Raymond E. Scott
Raymond E. Scott
President and Chief Executive Officer and a Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Lear Corporation and in the capacities indicated on February 9, 2023.

/s/ Raymond E. Scott	/s/ Mary Lou Jepsen
Raymond E. Scott	Mary Lou Jepsen
President and Chief Executive Officer and a Director	a Director
(Principal Executive Officer)

/s/ Jason M. Cardew	/s/ Roger A. Krone
Jason M. Cardew	Roger A. Krone
Senior Vice President and Chief Financial Officer	a Director
(Principal Financial Officer)

/s/ Amy A. Doyle	/s/ Patricia L. Lewis
Amy A. Doyle	Patricia L. Lewis
Vice President and Chief Accounting Officer	a Director
(Principal Accounting Officer)

/s/ Mei-Wei Cheng	/s/ Kathleen A. Ligocki
Mei-Wei Cheng	Kathleen A. Ligocki
a Director	a Director

/s/ Jonathan F. Foster	/s/ Conrad L. Mallett, Jr.
Jonathan F. Foster	Conrad L. Mallett, Jr.
a Director	a Director

/s/ Bradley M. Halverson	/s/ Gregory C. Smith
Bradley M. Halverson	Gregory C. Smith
a Director	Non-Executive Chairman of the Board of Directors and
a Director