Form 10-Q
period 2023-04-01
LEAR CORP
filed 2023-04-27
CIK 842162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 24, 2023, the number of shares outstanding of the registrant's common stock was 59,022,540 shares.

LEAR CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED APRIL 1, 2023
INDEX

LEAR CORPORATION AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We have prepared the unaudited condensed consolidated financial statements of Lear Corporation and subsidiaries pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended December 31, 2022.
The financial information presented reflects all adjustments (consisting of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations, cash flows and financial position for the interim periods presented. These results are not necessarily indicative of a full year's results of operations.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	April 1, 2023(1)	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$898.5	$1,114.9
Accounts receivable	4,143.1	3,451.9
Inventories	1,676.2	1,573.6
Other	860.8	853.7
Total current assets	7,578.6	6,994.1
LONG-TERM ASSETS:
Property, plant and equipment, net	2,840.9	2,854.0
Goodwill	1,666.7	1,660.6
Other	2,318.0	2,254.3
Total long-term assets	6,825.6	6,768.9
Total assets	$14,404.2	$13,763.0

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$16.6	$9.9
Accounts payable and drafts	3,578.9	3,206.1
Accrued liabilities	1,997.0	1,961.5
Current portion of long-term debt	5.1	10.8
Total current liabilities	5,597.6	5,188.3
LONG-TERM LIABILITIES:
Long-term debt	2,591.6	2,591.2
Other	1,185.6	1,153.2
Total long-term liabilities	3,777.2	3,744.4
EQUITY:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 64,571,405 shares issued as of April 1, 2023 and December 31, 2022	0.6	0.6
Additional paid-in capital	1,013.4	1,023.1
Common stock held in treasury, 5,550,447 and 5,493,211 shares as of April 1, 2023 and December 31, 2022, respectively, at cost	(761.5)	(753.9)
Retained earnings	5,310.0	5,214.1
Accumulated other comprehensive loss	(704.8)	(805.1)
Lear Corporation stockholders' equity	4,857.7	4,678.8
Noncontrolling interests	171.7	151.5
Equity	5,029.4	4,830.3
Total liabilities and equity	$14,404.2	$13,763.0
 (1)     Unaudited
The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions, except share and per share data)

	Three Months Ended
	April 1, 2023	April 2, 2022
Net sales	$5,845.5	$5,208.4

Cost of sales	5,415.5	4,886.9
Selling, general and administrative expenses	176.8	177.3
Amortization of intangible assets	15.9	15.7
Interest expense	24.2	24.9
Other expense, net	13.7	27.3
Consolidated income before provision for income taxes and equity in net income of affiliates	199.4	76.3
Provision for income taxes	45.6	20.4
Equity in net income of affiliates	(9.6)	(10.7)
Consolidated net income	163.4	66.6
Less: Net income attributable to noncontrolling interests	19.8	17.2
Net income attributable to Lear	$143.6	$49.4

Basic net income per share attributable to Lear (Note 15)	$2.42	$0.82

Diluted net income per share attributable to Lear (Note 15)	$2.41	$0.82

Cash dividends declared per share	$0.77	$0.77

Average common shares outstanding	59,316,555	59,932,030

Average diluted shares outstanding	59,558,966	60,210,979

Consolidated comprehensive income (Condensed Consolidated Statements of Equity)	$264.1	$74.0
Less: Comprehensive income attributable to noncontrolling interests	20.2	17.0
Comprehensive income attributable to Lear	$243.9	$57.0
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended April 1, 2023
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at January 1, 2023	$0.6	$1,023.1	$(753.9)	$5,214.1	$(805.1)	$4,678.8
Comprehensive income:
Net income	—	—	—	143.6	—	143.6
Other comprehensive income	—	—	—	—	100.3	100.3
Total comprehensive income	—	—	—	143.6	100.3	243.9
Stock-based compensation	—	18.9	—	(1.0)	—	17.9
Net issuance of 125,666 shares held in treasury in settlement of stock-based compensation	—	(28.6)	17.5	—	—	(11.1)
Repurchase of 182,902 shares of common stock at average price of $137.24 per share	—	—	(25.1)	—	—	(25.1)
Dividends declared to Lear Corporation stockholders	—	—	—	(46.7)	—	(46.7)
Balance at April 1, 2023	$0.6	$1,013.4	$(761.5)	$5,310.0	$(704.8)	$4,857.7
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended April 1, 2023
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity
Balance at January 1, 2023	$4,678.8	$151.5	$4,830.3
Comprehensive income:
Net income	143.6	19.8	163.4
Other comprehensive income	100.3	0.4	100.7
Total comprehensive income	243.9	20.2	264.1
Stock-based compensation	17.9	—	17.9
Net issuance of 125,666 shares held in treasury in settlement of stock-based compensation	(11.1)	—	(11.1)
Repurchase of 182,902 shares of common stock at average price of $137.24 per share	(25.1)	—	(25.1)
Dividends declared to Lear Corporation stockholders	(46.7)	—	(46.7)
Balance at April 1, 2023	$4,857.7	$171.7	$5,029.4
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

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended
	April 1, 2023	April 2, 2022
Cash Flows from Operating Activities:
Consolidated net income	$163.4	$66.6
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	147.2	143.4
Net change in recoverable customer engineering, development and tooling	(34.6)	(36.1)
Net change in working capital items (see below)	(311.6)	38.1
Other, net	—	8.7
Net cash provided by (used in) operating activities	(35.6)	220.7
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(111.8)	(130.3)
Acquisition of Kongsberg ICS, net of cash acquired	—	(184.2)
Other, net	2.3	11.9
Net cash used in investing activities	(109.5)	(302.6)
Cash Flows from Financing Activities:
Repurchase of common stock	(25.1)	—
Dividends paid to Lear Corporation stockholders	(46.8)	(47.4)
Other, net	(10.6)	(23.8)
Net cash used in financing activities	(82.5)	(71.2)
Effect of foreign currency translation	11.0	(3.4)
Net Change in Cash, Cash Equivalents and Restricted Cash	(216.6)	(156.5)
Cash, Cash Equivalents and Restricted Cash as of Beginning of Period	1,117.4	1,321.3
Cash, Cash Equivalents and Restricted Cash as of End of Period	$900.8	$1,164.8

Changes in Working Capital Items:
Accounts receivable	$(671.2)	$(219.1)
Inventories	(93.5)	(49.0)
Accounts payable	352.6	276.9
Accrued liabilities and other	100.5	29.3
Net change in working capital items	$(311.6)	$38.1

Supplementary Disclosure:
Cash paid for interest	$22.0	$9.6
Cash paid for income taxes, net of refunds received	$45.5	$49.9
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
(2) Current Operating Environment
Since 2020, the automotive industry has experienced a decline in global production volumes. Although industry production has recovered modestly, production remains well below recent historic levels. Further, the global economy, as well as the automotive industry, have been influenced directly and indirectly by macroeconomic events resulting in unfavorable conditions, including shortages of semiconductor chips and other components, elevated inflation levels, higher interest rates, and labor and energy shortages in certain markets. These factors, amongst others, continue to impact consumer demand as well as the ability of automotive manufactures to produce vehicles to meet demand.
The accompanying condensed consolidated financial statements reflect estimates and assumptions made by management as of April 1, 2023, and for the three months then ended. Such estimates and assumptions affect, among other things, the Company's goodwill; long-lived asset valuations; inventory valuations; valuations of deferred income taxes and income tax contingencies; and credit losses related to the Company's financial instruments. Events and circumstances arising after April 1, 2023, will be reflected in management's estimates and assumptions in future periods.
(3) Acquisitions
Kongsberg ICS
On February 28, 2022, the Company completed the acquisition of substantially all of Kongsberg Automotive's Interior Comfort Systems business unit ("Kongsberg ICS"). The acquisition of Kongsberg ICS was accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying condensed consolidated balance sheets. The operating results and cash flows of Kongsberg ICS are included in the condensed consolidated financial statements from the date of acquisition in the Company's Seating segment. For further information related to the acquisition of Kongsberg ICS, see Note 4, "Acquisition of Kongsberg ICS," to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
I.G. Bauerhin
On April 26, 2023, the Company completed the acquisition of I.G. Bauerhin ("IGB"), a privately held supplier of automotive seat heating, ventilation, active cooling, steering wheel heating, seat sensors and electronic control modules, headquartered in Gruendau-Rothenbergen, Germany. IGB has more than 4,600 employees at nine manufacturing plants in seven countries. The acquisition of IGB furthers the Company's comprehensive strategy to develop and integrate a complete portfolio of thermal comfort systems for automotive seating.
The transaction is valued at approximately €140 million, on a cash and debt free basis. On April 26, 2023, the Company provided irrevocable notice to borrow $150 million under its delayed-draw term loan facility to finance the acquisition (see Note 9, "Debt").
The acquisition of IGB will be accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed will be recognized at fair value as of the acquisition date. The operating results and cash flows of IGB will be included in the consolidated financial statements from the date of acquisition in the Company's Seating segment.

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
A summary of the changes in the Company's restructuring reserves is shown below (in millions):

Balance at January 1, 2023	$82.9
Provision for employee termination benefits	11.7
Payments, utilizations and foreign currency	(18.3)
Balance at April 1, 2023	$76.3
Charges recorded in connection with the Company's restructuring actions are shown below (in millions):

	Three Months Ended
	April 1, 2023	April 2, 2022
Employee termination benefits	$11.7	$27.3
Property, plant and equipment impairments	0.1	0.5
Contract termination costs	0.8	1.0
Other related costs	2.0	1.1
	$14.6	$29.9
Restructuring charges by income statement line item are shown below (in millions):

	Three Months Ended
	April 1, 2023	April 2, 2022
Cost of sales	$12.9	$29.5
Selling, general and administrative expenses	1.7	0.4
	$14.6	$29.9
Restructuring charges by operating segment are shown below (in millions):

	Three Months Ended
	April 1, 2023	April 2, 2022
Seating	$12.0	$16.6
E-Systems	2.3	13.3
Other	0.3	—
	$14.6	$29.9
The Company expects to incur approximately $16 million and approximately $3 million of additional restructuring costs in its Seating and E-Systems segments, respectively, related to activities initiated as of April 1, 2023, and expects that the components of such costs will be consistent with its historical experience.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(5) Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.
A summary of inventories is shown below (in millions):

	April 1, 2023	December 31, 2022
Raw materials	$1,252.7	$1,216.8
Work-in-process	138.7	126.6
Finished goods	446.6	391.9
Reserves	(161.8)	(161.7)
Inventories	$1,676.2	$1,573.6
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
During the first three months of 2023 and 2022, the Company capitalized $60.1 million and $63.2 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During the first three months of 2023 and 2022, the Company also capitalized $56.3 million and $46.4 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets.
During the first three months of 2023 and 2022, the Company collected $80.2 million and $72.9 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer E&D and tooling costs related to long-term supply agreements included in the accompanying condensed consolidated balance sheets is shown below (in millions):

	April 1, 2023	December 31, 2022
Current	$204.3	$175.7
Long-term	170.1	161.3
Recoverable customer E&D and tooling	$374.4	$337.0

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
A summary of property, plant and equipment is shown below (in millions):

	April 1, 2023	December 31, 2022
Land	$104.8	$104.6
Buildings and improvements	876.5	868.6
Machinery and equipment	4,996.0	4,871.5
Construction in progress	352.7	378.0
Total property, plant and equipment	6,330.0	6,222.7
Less – accumulated depreciation	(3,489.1)	(3,368.7)
Property, plant and equipment, net	$2,840.9	$2,854.0
Depreciation expense was $131.3 million and $127.7 million in the three months ended April 1, 2023 and April 2, 2022, respectively.
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
In the first three months of 2023 and 2022, the Company recognized property, plant and equipment impairment charges of $0.1 million and $0.5 million, respectively, in conjunction with its restructuring actions (Note 4, "Restructuring"). In the first three months of 2023 and 2022, the Company recognized additional property, plant and equipment impairment charges of $2.2 million and $1.1 million, respectively. The impairment charges are included in cost of sales in the accompanying condensed consolidated statements of comprehensive income.
Definite-Lived Intangible Assets
In the first three months of 2023, the Company recognized an impairment charge of $0.9 million related to an intangible asset of its E-Systems segment resulting from a change in the intended use of such asset. The impairment charge is included in amortization of intangible assets in the accompanying condensed consolidated statement of comprehensive income for the three months ended April 1, 2023.
(8) Goodwill
A summary of the changes in the carrying amount of goodwill, by operating segment, in the three months ended April 1, 2023, is shown below (in millions):

	Seating	E-Systems	Total
Balance at January 1, 2023	$1,261.1	$399.5	$1,660.6
Foreign currency translation and other	5.7	0.4	6.1
Balance at April 1, 2023	$1,266.8	$399.9	$1,666.7
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
There was no impairment of goodwill in the first three months of 2023 and 2022. The Company will, however, continue to assess the impact of significant industry and other events on its recorded goodwill.
(9) Debt
Short-Term Borrowings
The Company utilizes uncommitted lines of credit as needed for its short-term working capital fluctuations. As of April 1, 2023 and December 31, 2022, the Company had lines of credit from banks totaling $300.9 million and $298.2 million, respectively. As of April 1, 2023 and December 31, 2022, the Company had short-term debt balances outstanding related to draws on the lines of credit of $16.6 million and $9.9 million, respectively.
Long-Term Debt
A summary of long-term debt, net of unamortized debt issuance costs and unamortized original issue premium (discount), and the related weighted average interest rates is shown below (in millions):

	April 1, 2023
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
3.8% Senior Notes due 2027 (the "2027 Notes")	$550.0	$(2.0)	$(1.7)	$546.3	3.885%
4.25% Senior Notes due 2029 (the "2029 Notes")	375.0	(1.9)	(0.7)	372.4	4.288%
3.5% Senior Notes due 2030 (the "2030 Notes")	350.0	(1.9)	(0.6)	347.5	3.525%
2.6% Senior Notes due 2032 (the "2032 Notes")	350.0	(2.7)	(0.7)	346.6	2.624%
5.25% Senior Notes due 2049 (the "2049 Notes")	625.0	(5.8)	13.0	632.2	5.103%
3.55% Senior Notes due 2052 (the "2052 Notes")	350.0	(3.8)	(0.5)	345.7	3.558%
Other	6.0	—	—	6.0	N/A
	$2,606.0	$(18.1)	$8.8	$2,596.7
Less — Current portion				(5.1)
Long-term debt				$2,591.6

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	December 31, 2022
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
2027 Notes	$550.0	$(2.1)	$(1.8)	$546.1	3.885%
2029 Notes	375.0	(2.0)	(0.7)	372.3	4.288%
2030 Notes	350.0	(2.0)	(0.6)	347.4	3.525%
2032 Notes	350.0	(2.8)	(0.7)	346.5	2.624%
2049 Notes	625.0	(6.0)	13.2	632.2	5.103%
2052 Notes	350.0	(3.8)	(0.5)	345.7	3.558%
Other	11.8	—	—	11.8	N/A
	$2,611.8	$(18.7)	$8.9	2,602.0
Less — Current portion				(10.8)
Long-term debt				$2,591.2
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
As of April 1, 2023, the Company was in compliance with all covenants under the indentures governing the Notes.
Credit Agreement
The Company's $2.0 billion amended and restated unsecured revolving credit agreement ("Credit Agreement") expires on October 28, 2026.
As of April 1, 2023 and December 31, 2022, there were no borrowings outstanding under the Credit Agreement.
Advances under the Credit Agreement generally bear interest based on (i) the Eurocurrency Rate (as defined in the Credit Agreement) or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin, determined in accordance with a pricing grid. As of April 1, 2023, the ranges and rates are as follows (in percentages):

	Eurocurrency Rate			Base Rate
			Rate as of			Rate as of
	Minimum	Maximum	April 1, 2023	Minimum	Maximum	April 1, 2023
Credit Agreement	0.925%	1.450%	1.125%	0.000%	0.450%	0.125%
A facility fee, which ranges from 0.075% to 0.20% of the total amount committed under the Credit Agreement, is payable quarterly.

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
As of April 1, 2023, the Company was in compliance with all covenants under the Credit Agreement.
Delayed-Draw Term Loan Facility
In December 2022, the Company entered into an unsecured $150 million committed delayed-draw term loan facility (the "Delayed-Draw Facility") that matures three years after the funding date. The Delayed-Draw Facility will be used to finance the acquisition of IGB. Advances under the Delayed-Draw Facility generally bear interest based on the Daily or Term Secured Overnight Financing Rate ("SOFR"), as defined in the Delayed-Draw Facility agreement, plus a margin determined in accordance with a pricing grid that ranges from 1.00% to 1.525%. As of April 1, 2023, there were no amounts drawn under the Delayed-Draw Facility.
On April 26, 2023, the Company provided irrevocable notice to borrow $150 million under its Delayed-Draw Facility to finance the acquisition of IGB (see Note 3, "Acquisitions").
Covenants
The Delayed-Draw Facility contains the same covenants as the Credit Agreement. As of April 1, 2023, the Company was in compliance with all covenants under the Delayed-Draw Facility.
Other Long-Term Debt
As of April 1, 2023 and December 31, 2022, other long-term debt, including the current portion, consists of amounts outstanding under an unsecured working capital loan and a finance lease agreement.
For further information related to the Company's debt, see Note 7, "Debt," to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
(10) Leases
The Company has operating leases for production, office and warehouse facilities, manufacturing and office equipment and vehicles. Operating lease assets and obligations included in the accompanying condensed consolidated balance sheets are shown below (in millions):

	April 1, 2023	December 31, 2022
Right-of-use assets under operating leases:
Other long-term assets	$724.3	$701.8
Lease obligations under operating leases:
Accrued liabilities	$144.8	$136.8
Other long-term liabilities	609.2	595.1
	$754.0	$731.9

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Maturities of lease obligations as of April 1, 2023, are shown below (in millions):

April 1, 2023
2023 (1)	$127.6
2024	151.9
2025	129.8
2026	107.6
2027	88.7
Thereafter	238.3
Total undiscounted cash flows	843.9
Less: Imputed interest	(89.9)
Lease obligations under operating leases	$754.0
(1) For the remaining nine months
Cash flow information related to operating leases is shown below (in millions):

	Three Months Ended
	April 1, 2023	April 2, 2022
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$64.8	$62.5
Operating cash flows:
Cash paid related to operating lease obligations	$44.3	$40.4
Lease expense included in the accompanying condensed consolidated statements of comprehensive income is shown below (in millions):

	Three Months Ended
	April 1, 2023	April 2, 2022
Operating lease expense	$44.2	$41.4
Short-term lease expense	5.1	5.4
Variable lease expense	2.6	2.0
Total lease expense	$51.9	$48.8
The weighted average lease term and discount rate for operating leases are shown below:

April 1, 2023
Weighted average remaining lease term	Seven years
Weighted average discount rate	3.6%
The Company is party to a finance lease agreement, which is not material to the accompanying condensed consolidated financial statements (Note 9, "Debt").
For further information related to the Company's leases, see Note 8, "Leases," to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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
Net Periodic Pension and Other Postretirement Benefit (Credit) Cost
The components of the Company's net periodic pension benefit (credit) cost are shown below (in millions):

	Three Months Ended
	April 1, 2023		April 2, 2022
	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$0.8	$—	$1.0
Interest cost	5.2	4.1	3.9	2.9
Expected return on plan assets	(5.0)	(4.0)	(6.0)	(4.4)
Amortization of actuarial loss	0.2	0.5	0.5	1.1
Settlement (gain) loss	(0.1)	—	0.4	—
Net periodic benefit (credit) cost	$0.3	$1.4	$(1.2)	$0.6
The components of the Company's net periodic other postretirement benefit (credit) cost are shown below (in millions):

	Three Months Ended
	April 1, 2023		April 2, 2022
	U.S.	Foreign	U.S.	Foreign
Interest cost	$0.4	$0.2	$0.4	$0.2
Amortization of actuarial gain	(0.9)	—	(0.3)	—
Net periodic benefit (credit) cost	$(0.5)	$0.2	$0.1	$0.2
Contributions
In the three months ended April 1, 2023, employer contributions to the Company's domestic and foreign defined benefit pension plans were $3.9 million. The Company expects contributions to its funded pension plans and benefit payments related to its unfunded pension plans to be $5 million to $10 million in 2023.
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
Revenue is recognized at a point in time when control of the product is transferred to the customer under standard commercial terms, as the Company does not have an enforceable right to payment prior to such transfer. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for those products based on the current purchase orders, annual price reductions and ongoing price adjustments. In the first three months of 2023 and 2022, revenue recognized related to prior years represented less than 2% of consolidated net sales. The Company's customers pay for products received in accordance with payment terms that are customary within the industry. The Company's contracts with its customers do not have significant financing components.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The Company records a contract liability for advances received from its customers. As of April 1, 2023 and December 31, 2022, there were no significant contract liabilities recorded. Further, in the first three months of 2023 and 2022, there were no significant contract liabilities recognized in revenue.
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
A summary of the Company's revenue by reportable operating segment and geography is shown below (in millions):

	Three Months Ended
	April 1, 2023			April 2, 2022
	Seating	E-Systems	Total	Seating	E-Systems	Total
North America	$2,011.9	$368.1	$2,380.0	$1,841.9	$355.9	$2,197.8
Europe and Africa	1,596.7	634.3	2,231.0	1,269.5	521.7	1,791.2
Asia	688.3	331.2	1,019.5	662.6	367.5	1,030.1
South America	156.1	58.9	215.0	138.5	50.8	189.3
	$4,453.0	$1,392.5	$5,845.5	$3,912.5	$1,295.9	$5,208.4

(13) Other Expense, Net
Other expense, net includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the disposal of fixed assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense.
A summary of other expense, net is shown below (in millions):

	Three Months Ended
	April 1, 2023	April 2, 2022
Other expense	$17.1	$30.2
Other income	(3.4)	(2.9)
Other expense, net	$13.7	$27.3
In the three months ended April 1, 2023, other expense includes net foreign currency transaction losses of $4.7 million, including gains of $1.0 million related to foreign exchange rate volatility in Russia, and a loss of $5.0 million related to the impairment of an affiliate.
In the three months ended April 2, 2022, other expense includes net foreign currency transaction losses of $20.0 million, including losses of $11.4 million related to foreign exchange rate volatility in Russia.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(14) Income Taxes
A summary of the provision for income taxes and the corresponding effective tax rate for the three months ended April 1, 2023 and April 2, 2022, is shown below (in millions, except effective tax rates):

	Three Months Ended
	April 1, 2023	April 2, 2022
Provision for income taxes	$45.6	$20.4
Pretax income before equity in net income of affiliates	$199.4	$76.3
Effective tax rate	22.9%	26.7%
The Company's provision for income taxes is impacted by the level and mix of earnings among tax jurisdictions. In addition, the Company recognized discrete tax benefits (expense) on the significant items shown below (in millions):

	Three Months Ended
	April 1, 2023	April 2, 2022
Restructuring charges and various other items	$3.7	$10.3
Valuation allowances on deferred tax assets	—	0.5
Share-based compensation	(0.5)	1.2
	$3.2	$12.0
Excluding the items above, the effective tax rate for the first three months of 2023 and 2022 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
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
On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law. The IRA contains a number of revisions to the Internal Revenue Code, including a 15% corporate minimum tax and a 1% excise tax on share repurchases, which are effective for tax years beginning after December 31, 2022. The tax-related provisions of the IRA did not have a material impact on the Company's consolidated financial statements.
For further information related to the Company's income taxes, see Note 9, "Income Taxes," to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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
A summary of information used to compute basic and diluted net income per share attributable to Lear is shown below (in millions, except share and per share data):

	Three Months Ended
	April 1, 2023	April 2, 2022
Net income attributable to Lear	$143.6	$49.4

Average common shares outstanding	59,316,555	59,932,030
Dilutive effect of common stock equivalents	242,411	278,949
Average diluted shares outstanding	59,558,966	60,210,979

Basic net income per share attributable to Lear	$2.42	$0.82

Diluted net income per share attributable to Lear	$2.41	$0.82

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
Accumulated Other Comprehensive Loss
A summary of changes, net of tax, in accumulated other comprehensive loss for the three months ended April 1, 2023, is shown below (in millions):

Three Months Ended April 1, 2023
Defined benefit plans:
Balance at beginning of period	$(95.7)
Reclassification adjustments	(0.3)
Other comprehensive income recognized during the period	0.3
Balance at end of period	$(95.7)
Derivative instruments and hedging:
Balance at beginning of period	$33.4
Reclassification adjustments (net of tax benefit of $4.6 million)	(17.8)
Other comprehensive income recognized during the period (net of tax expense of $19.5 million)	76.2
Balance at end of period	$91.8
Foreign currency translation:
Balance at beginning of period	$(742.8)
Other comprehensive income recognized during the period (net of tax benefit of $0.2 million)	41.9
Balance at end of period	$(700.9)

Total accumulated other comprehensive loss	$(704.8)
In the three months ended April 1, 2023, foreign currency translation adjustments are primarily related to the strengthening of the Euro, and to a lesser extent the Brazilian real, relative to the U.S. dollar, and include pretax gains of $0.1 million related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.
In the three months ended April 1, 2023, foreign currency translation adjustments also include derivative net investment hedge losses of $0.8 million.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of changes, net of tax, in accumulated other comprehensive loss for the three months ended April 2, 2022, is shown below (in millions):

Three Months Ended April 2, 2022
Defined benefit plans:
Balance at beginning of period	$(199.4)
Reclassification adjustments (net of tax expense of $0.3 million)	1.4
Other comprehensive loss recognized during the period	(0.5)
Balance at end of period	$(198.5)
Derivative instruments and hedging:
Balance at beginning of period	$(18.6)
Reclassification adjustments (net of tax benefit of $1.4 million)	(6.6)
Other comprehensive income recognized during the period (net of tax expense of $7.9 million)	31.6
Balance at end of period	$6.4
Foreign currency translation:
Balance at beginning of period	$(552.2)
Other comprehensive loss recognized during the period (net of tax expense of $0.4 million)	(18.3)
Balance at end of period	$(570.5)

Total accumulated other comprehensive loss	$(762.6)
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
The Company has a common stock share repurchase program (the "Repurchase Program") which permits the discretionary repurchase of its common stock. Since its inception in the first quarter of 2011, the Company's Board of Directors (the "Board") has authorized $6.1 billion in share repurchases under the Repurchase Program, and the Company has repurchased, in aggregate, $4.9 billion of its outstanding common stock, at an average price of $91.71 per share, excluding commissions and related fees. As of April 1, 2023, the Company had a remaining purchase authorization of $1.2 billion under the Repurchase Program, which expires on December 31, 2024.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Share repurchases in the first three months of 2023 and the remaining purchase authorization as of April 1, 2023, are shown below (in millions, except for share and per share amounts):

Three Months Ended April 1, 2023				As of April 1, 2023
Aggregate Repurchases	Cash Paid for Repurchases	Number of Shares	Average Price per Share (1)	Remaining Purchase Authorization
$25.1	$25.1	182,902	$137.24	$1,204.3
(1) Excludes commissions
In addition to shares repurchased under the Repurchase Program described above, the Company classifies shares withheld from the settlement of the Company's restricted stock unit and performance share awards to cover tax withholding requirements as common stock held in treasury in the condensed consolidated balance sheets.
Quarterly Dividend
The Board declared quarterly cash dividends of $0.77 per share of common stock in the first three months of 2023 and 2022.
Dividends declared and paid are shown below (in millions):

	Three Months Ended
	April 1, 2023	April 2, 2022
Dividends declared	$46.7	$46.8
Dividends paid	46.8	47.4
Dividends payable on common shares to be distributed under the Company's stock-based compensation program will be paid when such common shares are distributed.
(17) Legal and Other Contingencies
As of April 1, 2023 and December 31, 2022, the Company had recorded reserves for pending legal disputes, including commercial disputes, product liability claims and other legal matters, of $18.8 million and $15.9 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product warranty and recall reserves are recorded separately from legal reserves, as described below.
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
In certain instances, allegedly defective products may be supplied by the Company's suppliers. The Company may seek recovery from its suppliers of materials or services included within the Company's products that are associated with product liability claims or product warranty or recall matters. The Company carries insurance for certain legal matters, including

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
product liability claims, but such coverage may be limited. The Company does not maintain insurance for product warranty or recall matters.
The Company records reserves for product warranty and recall matters when liability is probable and related amounts are reasonably estimable.
A summary of the changes in reserves for product warranty and recall matters for the three months ended April 1, 2023, is shown below (in millions):

Balance at January 1, 2023	$30.4
Expense, net (including changes in estimates)	3.2
Settlements	(5.3)
Foreign currency translation and other	0.2
Balance at April 1, 2023	$28.5
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
As of April 1, 2023 and December 31, 2022, the Company had recorded environmental reserves of $8.1 million and $7.9 million, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
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
(18) Segment Reporting
The Company is organized under two reportable operating segments: Seating, which consists of the design, development, engineering and manufacture of complete seat systems and key seat components, and E-Systems, which consists of the design, development, engineering and manufacture of complete electrical distribution and connection systems, battery disconnect units and other electronic products. Key components of the Company's complete seat systems and components are advanced comfort solutions, including thermal, safety and wellness products, as well as configurable seating product technologies. All of these products are compatible with traditional internal combustion engine ("ICE") architectures and electrified powertrains, including the full range of hybrid, plug-in hybrid and battery electric architectures. Key seat component product offerings include seat trim covers; surface materials such as leather and fabric; seat mechanisms; seat foam; thermal comfort systems such as seat massage, lumbar, heat, ventilation and active cooling products; and headrests. Key components of the Company's electrical distribution and connection systems portfolio include wire harnesses, terminals and connectors, high voltage battery connection systems and engineered components for both ICE architectures and electrified powertrains that require management of higher voltage and power. High voltage battery connection systems include intercell connect boards, bus bars and main battery connection systems. Key components of the other electronic products portfolio include zone control modules, body domain control modules and low voltage and high voltage power distribution modules. The Company's software offerings include

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
embedded control, cybersecurity software and software to control hardware devices. The Company's customers traditionally have sourced its electronic hardware together with the software that the Company embeds in it. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment. Corporate and regional headquarters costs include various support functions, such as information technology, advanced research and development, corporate finance, legal, executive administration and human resources.
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
A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended April 1, 2023
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$4,453.0	$1,392.5	$—	$5,845.5
Segment earnings (1)	285.8	42.3	(90.8)	237.3
Depreciation and amortization	95.9	46.2	5.1	147.2
Capital expenditures	63.6	43.6	4.6	111.8
Total assets	8,549.8	3,981.5	1,872.9	14,404.2

	Three Months Ended April 2, 2022
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$3,912.5	$1,295.9	$—	$5,208.4
Segment earnings (1)	200.1	15.9	(87.5)	128.5
Depreciation and amortization	92.8	46.2	4.4	143.4
Capital expenditures	77.1	46.1	7.1	130.3
Total assets	7,975.0	3,631.7	2,120.6	13,727.3
(1) See definition above
A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

	Three Months Ended
	April 1, 2023	April 2, 2022
Segment earnings	$237.3	$128.5
Interest expense	24.2	24.9
Other expense, net	13.7	27.3
Consolidated income before provision for income taxes and equity in net income of affiliates	$199.4	$76.3

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(19) Financial Instruments
Debt Instruments
The carrying values of the Notes vary from their fair values. The fair values of the Notes were determined by reference to the quoted market prices of these securities (Level 2 input based on the GAAP fair value hierarchy). The estimated fair value, as well as the carrying value, of the Company's debt instruments are shown below (in millions):

	April 1, 2023	December 31, 2022
Estimated aggregate fair value (1)	$2,238.9	$2,142.3
Aggregate carrying value (1) (2)	2,600.0	2,600.0
(1) Excludes "other" debt
(2) Excludes the impact of unamortized debt issuance costs and unamortized original issue premium (discount)
Cash, Cash Equivalents and Restricted Cash
The Company has cash on deposit that is legally restricted as to use or withdrawal. A reconciliation of cash and cash equivalents reported on the accompanying condensed consolidated balance sheets to cash, cash equivalents and restricted cash reported on the accompanying condensed consolidated statements of cash flows is shown below (in millions):

	April 1, 2023	April 2, 2022
Balance sheet:
Cash and cash equivalents	$898.5	$1,162.0
Restricted cash included in other current assets	0.6	—
Restricted cash included in other long-term assets	1.7	2.8
Statement of cash flows:
Cash, cash equivalents and restricted cash	$900.8	$1,164.8
Accounts Receivable
The Company's allowance for credit losses on financial assets measured at amortized cost, primarily accounts receivable, reflects management's estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. The Company also considers geographic and segment specific risk factors in the development of expected credit losses. As of April 1, 2023 and December 31, 2022, accounts receivable are reflected net of reserves of $33.6 million and $35.3 million, respectively. Changes in expected credit losses were not significant in the first three months of 2023.
Marketable Equity Securities
Marketable equity securities, which the Company accounts for under the fair value option, are included in the accompanying condensed consolidated balance sheets as shown below (in millions):

	April 1, 2023	December 31, 2022
Current assets	$1.1	$3.6
Other long-term assets	59.7	53.6
	$60.8	$57.2
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Equity Securities Without Readily Determinable Fair Values
As of April 1, 2023 and December 31, 2022, investments in equity securities without readily determinable fair values of $13.2 million and $18.2 million, respectively, are included in other long-term assets in the accompanying condensed consolidated balance sheets. Such investments are valued at cost, less cumulative impairments of $15.0 million and $10.0 million as of April 1, 2023 and December 31, 2022, respectively. During the three months ended April 1, 2023, the Company recognized a loss of $5.0 million related to the impairment of an investment in equity securities without a readily determinable fair value.
Derivative Instruments and Hedging Activities
The Company has used derivative financial instruments, including forwards, futures, options, swaps and other derivative contracts, to reduce the effects of fluctuations in foreign exchange rates and interest rates and the resulting variability of the Company's operating results. The Company is not a party to leveraged derivatives. The Company's derivative financial instruments are subject to master arrangements that provide for the net settlement of contracts, by counterparty, in the event of default or termination. On the date that a derivative contract for a hedge instrument is entered into, the Company designates the derivative as either (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge), (2) a hedge of the exposure of a forecasted transaction or of the variability in the cash flows of a recognized asset or liability (a cash flow hedge), (3) a hedge of a net investment in a foreign operation (a net investment hedge) or (4) a contract not designated as a hedge instrument.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Net Investment Hedges
The Company uses cross-currency interest rate swaps, which are designated as net investment hedges of the foreign currency rate exposure of its investment in certain Euro-denominated subsidiaries. In the three months ended April 1, 2023 and April 2, 2022, contra interest expense on net investment hedges of $0.6 million and $1.6 million, respectively, is included in interest expense in the accompanying condensed consolidated statements of comprehensive income.
Balance Sheet Classification
The notional amount, estimated aggregate fair value and related balance sheet classification of the Company's foreign currency and net investment hedge contracts are shown below (in millions, except for maturities):

	April 1, 2023	December 31, 2022
Fair value of foreign currency contracts designated as cash flow hedges:
Other current assets	$121.6	$63.4
Other long-term assets	20.9	10.3
Other current liabilities	(1.9)	(6.7)
Other long-term liabilities	(1.1)	(0.2)
	139.5	66.8
Notional amount	$1,513.9	$1,546.9
Outstanding maturities in months, not to exceed	24	24
Fair value of derivatives designated as net investment hedges:
Other long-term assets	$4.0	$4.8
Notional amount	$150.0	$150.0
Outstanding maturities in months, not to exceed	36	39
Fair value of foreign currency contracts not designated as hedging instruments:
Other current assets	$3.9	$9.5
Other current liabilities	(1.0)	(13.4)
	2.9	(3.9)
Notional amount	$514.2	$758.6
Outstanding maturities in months, not to exceed	4	7
Total fair value	$146.4	$67.7
Total notional amount	$2,178.1	$2,455.5

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Accumulated Other Comprehensive Loss — Derivative Instruments and Hedging
Pretax amounts related to foreign currency and net investment hedge contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended
	April 1, 2023	April 2, 2022
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign currency contracts	$95.7	$39.5
Net investment hedge contracts	(0.8)	0.3
	94.9	39.8
(Gains) losses reclassified from accumulated other comprehensive loss to:
Net sales	0.7	(1.6)
Cost of sales	(24.1)	(7.0)
Interest expense	0.6	0.6
Other expense, net	0.4	—
	(22.4)	(8.0)
Comprehensive income	$72.5	$31.8
As of April 1, 2023 and December 31, 2022, pretax net gains of $144.3 million and $71.8 million, respectively, related to the Company's derivative instruments and hedging activities were recorded in accumulated other comprehensive loss.
During the next twelve-month period, net gains (losses) expected to be reclassified into earnings are shown below (in millions):

Foreign currency contracts	$119.7
Interest rate swap contracts	(2.4)
Total	$117.3
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
Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of April 1, 2023 and December 31, 2022, are shown below (in millions):

	April 1, 2023
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$142.4	Market/ Income	$—	$142.4	$—
Net investment hedges	Recurring	4.0	Market/ Income	—	4.0	—
Marketable equity securities	Recurring	60.8	Market	60.8	—	—

	December 31, 2022
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$62.9	Market/ Income	$—	$62.9	$—
Net investment hedges	Recurring	4.8	Market/ Income	—	4.8	—
Marketable equity securities	Recurring	57.2	Market	57.2	—	—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company's counterparties. If an estimate of the credit spread is required, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of April 1, 2023 and December 31, 2022, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy in the first three months of 2023.
Items Measured at Fair Value on a Non-Recurring Basis
The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy.
In the three months ended April 1, 2023, the Company completed an impairment assessment related to certain of its intangible assets resulting from a change in the intended use of such asset and recorded an impairment charge of $0.9 million. The fair value estimate of the related asset group was based on management's estimates using a discounted cash flow method.
As of April 1, 2023, there were no additional significant assets or liabilities measured at fair value on a non-recurring basis.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(20) Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs") issued by the Financial Accounting Standards Board. ASUs effective in 2023 and ASUs effective in subsequent years that have been issued but not yet adopted were assessed and determined to be either not applicable or are not expected to have a significant impact on the Company's consolidated financial statements.

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
Lear is built on a foundation and strong culture of innovation, operational excellence, and engineering and program management capabilities. We use our product, design and technological expertise, as well as our global reach and competitive manufacturing footprint, to achieve our financial goals and objectives. These include continuing to deliver profitable growth (balancing risks and returns); investing in innovation to drive business growth and profitability; maintaining a strong balance sheet with investment grade credit metrics; and consistently returning capital to our stockholders. Further, we have aligned our strategy with key trends affecting our business — electrification and shared mobility. At Lear, we are Making every drive betterTM by providing technology for safer, smarter and more comfortable journeys, while adhering to our values — Be Inclusive. Be Inventive. Get Results the Right Way.
Our business is organized under two reporting segments: Seating and E-Systems. Each of these segments has a varied product and technology portfolio across a number of component categories.
Our Seating business consists of the design, development, engineering and manufacture of complete seat systems and key seat components. Our capabilities in operations and supply chain management enable synchronized assembly and just-in-time delivery of complex complete seat systems at high volumes to our customers. Included in our complete seat systems and components are our advanced comfort solutions, including thermal, safety and wellness products, as well as configurable seating product technologies. All of these products are compatible with traditional internal combustion engine ("ICE") architectures and electrified powertrains, including the full range of hybrid, plug-in hybrid and battery electric architectures. Our advanced comfort solutions are facilitated by our seat system, component and integration capabilities, together with our competencies in electronics, sensors, software and algorithms. As the most vertically integrated global seat supplier, our key seat component product offerings include seat trim covers; surface materials such as leather and fabric; seat mechanisms; seat foam; thermal comfort systems such as seat massage, lumbar, heat, ventilation and active cooling products; and headrests.
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

LEAR CORPORATION
Industry Overview
Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles and the availability of raw materials and components, and our content per vehicle. Since 2020, the automotive industry has experienced a decline in global production volumes. Although industry production has recovered modestly with production increasing 7% in 2022 compared to 2021 and expected to increase 4% in 2023 compared to 2022 (based on April 2023 S&P Global Mobility), production remains well below recent historic levels. Global industry production in 2023 is expected to be approximately 4% below 2019 pre-pandemic levels and 10% below 2017 peak levels. Since 2020, the global economy, as well as the automotive industry, have been influenced directly and indirectly by macroeconomic events resulting in unfavorable conditions, including shortages of semiconductor chips and other components, elevated inflation levels, higher interest rates, and labor and energy shortages in certain markets. These factors, amongst others, continue to impact consumer demand as well as the ability of automotive manufacturers to produce vehicles to meet demand. Our strategy to mitigate these impacts encompasses our comprehensive cost management process, including cost technology optimization, actions to further align our manufacturing capacity to the current industry production environment, investments in Industry 4.0 technologies to enhance operational efficiencies, and improved utilization of existing facilities and equipment to reduce future expenditures. For a description of related risks, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2022.
Global automotive industry production volumes in the first three months of 2023, as compared to the first three months of 2022, are shown below (in thousands of units):

	Three Months Ended
	April 1, 2023 (1)	April 2, 2022 (1) (2)	% Change
North America	3,898.2	3,550.2	10%
Europe and Africa	4,721.0	4,018.6	17%
Asia	11,049.2	10,896.0	1%
South America	642.0	561.7	14%
Other	389.3	474.9	(18)%
Global light vehicle production	20,699.7	19,501.4	6%
(1) Production data based on S&P Global Mobility
(2) Production data for 2022 have been updated from our first quarter 2022 Quarterly Report on Form 10-Q to reflect actual production levels
In addition to the factors noted above, automotive sales and production can be affected by the age of the vehicle fleet and related scrappage rates, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, the availability and cost of credit, the availability of critical components needed to complete the production of vehicles, restructuring actions of our customers and suppliers, facility closures, changing consumer attitudes toward vehicle ownership and usage and other factors. Our operating results are also significantly impacted by the overall commercial success of the vehicle platforms for which we supply particular products, as well as the level of vertical integration and profitability of the products that we supply for these platforms. The loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could adversely affect our operating results. In addition, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating results.
Our percentage of consolidated net sales by region in the first three months of 2023 and 2022 is shown below:

	Three Months Ended
	April 1, 2023	April 2, 2022
North America	41%	42%
Europe and Africa	38%	34%
Asia	17%	20%
South America	4%	4%
Total	100%	100%
Our ability to reduce the risks inherent in certain concentrations of our business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall.

LEAR CORPORATION
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
Through our products, technology and strategic initiatives, we are well positioned to capture business growth opportunities resulting from current industry trends. We are focused on profitably growing our businesses and have implemented a strategy designed to deliver industry-leading, long-term financial returns. This strategy is based upon the following four pillars designed to capitalize on industry trends and drive growth and profitability in both of our business segments:
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
For further information related to these trends and our strategy, see Item 1, "Business," in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Our material cost as a percentage of net sales was 66.1% in the first three months of 2023, as compared to 66.4% in the first three months of 2022. Raw material, energy, commodity and product component costs can be volatile, reflecting, among other things, changes in supply and demand, logistics issues, global trade and tariff policies, and geopolitical issues. Our primary commodity cost exposures relate to steel, copper and leather. We have developed and implemented strategies to mitigate the impact of such costs through the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, contractual recovery mechanisms and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. Further, our exposure to changes in steel prices is primarily indirect, through purchased components, and a significant portion of our copper, leather and direct steel purchases are subject to price index agreements with our customers and suppliers. Certain of these strategies also may limit our opportunities in a declining price environment. In the current environment of escalating raw material, energy, commodity and product component costs, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. In addition, the availability of raw materials, energy, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2022.
Financial Measures
In evaluating our financial condition and operating performance, we focus primarily on earnings, operating margins, cash flows and return on invested capital. Our strategy includes expanding our business with new and existing customers globally through new products, including those aligned with the trend toward electrification. We also have selectively increased our vertical integration capabilities globally, as well as expanded our component manufacturing capacity in Asia, Eastern Europe, Mexico and Northern Africa and our low-cost engineering capabilities in Asia, Eastern Europe and Northern Africa.
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

LEAR CORPORATION
Acquisition
On April 26, 2023, we completed the acquisition of I.G. Bauerhin ("IGB"), a privately held supplier of automotive seat heating, ventilation, active cooling, steering wheel heating, seat sensors and electronic control modules, headquartered in Gruendau-Rothenbergen, Germany. IGB has more than 4,600 employees at nine manufacturing plants in seven countries. The acquisition of IGB furthers our comprehensive strategy to develop and integrate a complete portfolio of thermal comfort systems for automotive seating. IGB provides additional scale to our seat heating and ventilation capabilities and complements the lumbar and massage capabilities assumed with our acquisition of Kongsberg Automotive's Interior Comfort System's business in February 2022. Further, the vertical integration opportunities provided by this acquisition help support our goal of achieving global market share gains in seat systems. The transaction is valued at approximately €140 million, on a cash and debt free basis.
Operational Restructuring
In the first three months of 2023, we incurred pretax restructuring costs of $15 million, as compared to pretax restructuring costs of $30 million and related manufacturing inefficiency charges of approximately $2 million in the first three months of 2022. None of the individual restructuring actions initiated in the first three months of 2023 were material. Further, there have been no changes in previously initiated restructuring actions that have resulted (or will result) in a material change to our restructuring costs.
Our restructuring actions include plant closures and workforce reductions and are initiated to maintain our competitive footprint or are in response to customer initiatives or changes in global and regional automotive markets. Our restructuring actions are designed to maintain or improve our operating results and profitability throughout the automotive industry cycles. Restructuring actions are generally funded within twelve months of initiation and are funded by cash flows from operating activities and existing cash balances. We expect to incur approximately $19 million of additional restructuring costs related to activities initiated as of April 1, 2023, all of which are expected to be incurred in the next twelve months. We plan to implement additional restructuring actions in order to align our manufacturing capacity and other costs with prevailing regional automotive production levels. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
For further information, see Note 4, "Restructuring," to the condensed consolidated financial statements included in this Report.
Financing Transaction
On April 26, 2023, we provided irrevocable notice to borrow $150 million under our delayed-draw term loan facility to finance the acquisition of IGB.
For further information related to our acquisition of IGB and our delayed-draw term loan facility, see Note 3, "Acquisitions," and Note 9, "Debt," to the condensed consolidated financial statements included in this Report.
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
Since the first quarter of 2011, our Board of Directors (the "Board") has authorized $6.1 billion in share repurchases under our common stock share repurchase program. In the first quarter of 2023, we repurchased $25 million of shares. As of April 1, 2023, we have a remaining repurchase authorization of $1.2 billion, which expires on December 31, 2024.
Our Board declared a quarterly cash dividend of $0.77 per share of common stock in the first quarter of 2023.
For further information related to our common stock share repurchase program and our quarterly cash dividends, see "— Liquidity and Capital Resources — Capitalization" below and Note 16, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report.
Other Matters
In the three months ended April 1, 2023 and April 2, 2022, we recognized tax benefits of $3 million and $12 million, respectively, related to restructuring charges and various other items.

LEAR CORPORATION
Our results for the three months ended April 1, 2023 and April 2, 2022, reflect the following items (in millions):

	Three Months Ended
	April 1, 2023	April 2, 2022
Costs related to restructuring actions, including manufacturing inefficiencies of $2 million in the three months ended April 2, 2022	$15	$32
Acquisition costs	—	10
Intangible asset impairment	1	—
Costs related to typhoon in the Philippines	1	11
Foreign exchange (gains) losses due to foreign exchange rate volatility related to Russia	(1)	11
Loss related to affiliate	5	—
Tax benefit, net	(3)	(12)
For further information regarding these items, see Note 3, "Acquisitions," Note 4, "Restructuring," Note 7, "Long-Lived Assets," Note 13, "Other Expense, Net," Note 14, "Income Taxes," and Note 19, "Financial Instruments," to the condensed consolidated financial statements included in this Report.
This Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements that are subject to risks and uncertainties. For further information regarding other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2022.
RESULTS OF OPERATIONS
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three Months Ended
	April 1, 2023		April 2, 2022
Net sales
Seating	$4,453.0	76.2%	$3,912.5	75.1%
E-Systems	1,392.5	23.8	1,295.9	24.9
Net sales	5,845.5	100.0	5,208.4	100.0
Cost of sales	5,415.5	92.6	4,886.9	93.8
Gross profit	430.0	7.4	321.5	6.2
Selling, general and administrative expenses	176.8	3.0	177.3	3.4
Amortization of intangible assets	15.9	0.3	15.7	0.3
Interest expense	24.2	0.4	24.9	0.5
Other expense, net	13.7	0.2	27.3	0.6
Provision for income taxes	45.6	0.8	20.4	0.4
Equity in net income of affiliates	(9.6)	(0.1)	(10.7)	(0.2)
Net income attributable to noncontrolling interests	19.8	0.3	17.2	0.3
Net income attributable to Lear	$143.6	2.5%	$49.4	0.9%

LEAR CORPORATION
Three Months Ended April 1, 2023 vs. Three Months Ended April 2, 2022
Net sales in the first quarter of 2023 were $5.8 billion, as compared to $5.2 billion in the first quarter of 2022, an increase of $637 million or 12%. Higher production volumes on Lear platforms globally and new business in Europe, North America and South America favorably impacted net sales by $548 million and $187 million, respectively. Net sales also benefited by $63 million and $47 million due to commodity recoveries and our Kongsberg ICS acquisition, respectively. These increases were partially offset by the impact of foreign exchange rate fluctuations, which reduced net sales by $223 million.

(in millions)	Cost of Sales
First quarter 2022	$4,886.9
Material cost	404.4
Labor and other	121.7
Depreciation	2.5
First quarter 2023	$5,415.5
Cost of sales was $5.4 billion in the first quarter of 2023, as compared to $4.9 billion in the first quarter of 2022. Higher production volumes on Lear platforms globally and new business in Europe, North America and South America increased cost of sales. Cost of sales also increased as a result of higher commodity costs and our Kongsberg ICS acquisition. These increases were partially offset by the impact of foreign exchange fluctuations, which reduced cost of sales.
Gross profit and gross margin were $430 million and 7.4% of net sales, respectively, in the first quarter of 2023, as compared to $322 million and 6.2% of net sales, respectively, in the first quarter of 2022. Higher production volumes on Lear platforms and new business positively impacted gross profit by $104 million. The impact of favorable operating performance, including the benefit of restructuring actions, and lower restructuring costs was offset by selling price reductions and foreign exchange fluctuations. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $177 million in the first quarters of 2023 and 2022. As a percentage of net sales, selling, general and administrative expenses were 3.0% in the first quarter of 2023, as compared to 3.4% in the first quarter of 2022, reflecting higher sales in the first quarter of 2023.
Amortization of intangible assets was $16 million, including an impairment charge of $1 million, in the first quarter of 2023, as compared to $16 million in the first quarter of 2022.
Interest expense was $24 million in the first quarter of 2023, as compared to $25 million in the first quarter of 2022.
Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the disposal of fixed assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was $14 million in the first quarter of 2023, as compared to $27 million in the first quarter of 2022. In the first quarter of 2023, we recognized foreign exchange losses of $5 million (including gains of $1 million related to foreign exchange rate volatility in Russia) and a loss of $5 million related to the impairment of an affiliate. In the first quarter of 2022, we recognized foreign exchange losses of $20 million (including losses of $11 million related to foreign exchange rate volatility in Russia).
In the first quarter of 2023, the provision for income taxes was $46 million, representing an effective tax rate of 22.9% on pretax income before equity in net income of affiliates of $199 million. In the first quarter of 2022, the provision for income taxes was $20 million, representing an effective tax rate of 26.7% on pretax income before equity in net income of affiliates of $76 million, for the reasons described below. For further information, see Note 14, "Income Taxes," to the condensed consolidated financial statements included in this Report.
In the first quarters of 2023 and 2022, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In the first quarters of 2023 and 2022, we recognized net tax benefits of $3 million and $12 million, respectively, related to restructuring charges and various other items.
Excluding these items, the effective tax rate for the first quarters of 2023 and 2022 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $10 million in the first quarter of 2023, as compared to $11 million in the first quarter of 2022.
Net income attributable to Lear was $144 million, or $2.41 per diluted share, in the first quarter of 2023, as compared to $49 million, or $0.82 per diluted share, in the first quarter of 2022. Net income and diluted net income per share increased for the reasons described above.

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
Seating
A summary of the financial measures for our Seating segment is shown below (dollar amounts in millions):

	Three Months Ended
	April 1, 2023	April 2, 2022
Net sales	$4,453.0	$3,912.5
Segment earnings (1)	285.8	200.1
Margin	6.4%	5.1%
(1) See definition above
Seating net sales were $4.5 billion in the first quarter of 2023, as compared to $3.9 billion in the first quarter of 2022, reflecting an increase of $541 million or 14%. Higher production volumes on Lear platforms and new business favorably impacted net sales by $468 million and $125 million, respectively. Net sales also benefited by $49 million and $47 million due to commodity recoveries and our Kongsberg ICS acquisition, respectively. These increases were partially offset by foreign exchange fluctuations, which reduced net sales by $148 million.
Segment earnings, including restructuring costs, and the related margin on net sales were $286 million and 6.4% in the first quarter of 2023, as compared to $200 million and 5.1% in the first quarter of 2022. Higher production volumes on Lear platforms and new business positively impacted segment earnings by $87 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, was offset by selling price reductions and foreign exchange fluctuations.
E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Three Months Ended
	April 1, 2023	April 2, 2022
Net sales	$1,392.5	$1,295.9
Segment earnings(1)	42.3	15.9
Margin	3.0%	1.2%
(1) See definition above
E-Systems net sales were $1.4 billion in the first quarter of 2023, as compared to $1.3 billion in the first quarter of 2022, reflecting an increase of $97 million or 7%. Higher production volumes on Lear platforms and new business favorably

LEAR CORPORATION
impacted net sales by $80 million and $24 million, respectively. Net sales also benefited by $14 million due to commodity recoveries. These increases were partially offset by foreign exchange fluctuations, which reduced net sales by $75 million.
Segment earnings, including restructuring costs, and the related margin on net sales were $42 million and 3.0% in the first quarter of 2023, as compared to $16 million and 1.2% in the first quarter of 2022. Higher production volumes on Lear platforms and new business positively impacted segment earnings by $17 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, and lower restructuring costs was offset by selling price reductions and foreign exchange fluctuations.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three Months Ended
	April 1, 2023	April 2, 2022
Net sales	$—	$—
Segment earnings (1)	(90.8)	(87.5)
Margin	N/A	N/A
(1) See definition above
Segment earnings related to our other category were ($91) million in the first quarter of 2023, as compared to ($88) million in the first quarter of 2022.
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
As of April 1, 2023 and December 31, 2022, cash and cash equivalents of $673 million and $790 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans and the payment of dividends. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear.
For further information related to potential dividends from our non-U.S. subsidiaries, see Note 9, "Income Taxes," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Adequacy of Liquidity Sources
As of April 1, 2023, we had $899 million of cash and cash equivalents on hand, $2.0 billion in available borrowing capacity under our credit agreement and $150 million in available borrowing capacity under our delayed draw facility (to finance our acquisition of IGB). Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs for the foreseeable future and to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly cash dividends and repurchase shares of our common stock pursuant to our authorized common stock share repurchase program, although such actions are at the discretion of our Board and will depend upon our financial condition, results of operations, capital requirements, prevailing market conditions, alternative uses of capital and other factors that our Board may consider at its discretion.
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

LEAR CORPORATION
For further discussion of the risks and uncertainties affecting our cash flows from operations and our overall liquidity, see "— Executive Overview" above, "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented and updated by Part II — Item 1A, "Risk Factors," in this Report.
Cash Flows
A summary of net cash provided by (used in) operating activities is shown below (in millions):

	Three Months Ended
	April 1, 2023	April 2, 2022	Increase (Decrease) in Cash Flow
Consolidated net income and depreciation and amortization	$311	$210	$101
Net change in working capital items:
Accounts receivable	(671)	(219)	(452)
Inventory	(94)	(49)	(45)
Accounts payable	353	277	76
Accrued liabilities and other	100	29	71
Net change in working capital items	(312)	38	(350)
Other	(35)	(27)	(8)
Net cash provided by (used in) operating activities	$(36)	$221	$(257)

Net cash used in investing activities	$(110)	$(303)	$193

Net cash used in financing activities	$(83)	$(71)	$(12)
Operating Activities
In the first three months of 2023 and 2022, net cash provided by (used in) operating activities was ($36) million and $221 million, respectively. The overall decrease in operating cash flow is primarily due to an increase in working capital in the first quarter of 2023 to support our higher sales, as compared to a small decrease in working capital in the first quarter of 2022. In addition, the timing of our fiscal quarter end resulted in the delay of certain customer payments until the second quarter of 2023. These decreases were partially offset by our higher earnings in the first quarter of 2023, as compared to the first quarter of 2022.
Investing Activities
Net cash used in investing activities was $110 million in the first three months of 2023, as compared to $303 million in the first three months of 2022. In the first three months of 2022, we paid $184 million for our Kongsberg ICS acquisition. Capital spending was $112 million in the first three months of 2023, as compared to $130 million in the first three months of 2022. Capital spending is estimated to be $700 million in 2023.
Financing Activities
Net cash used in financing activities was $83 million in the first three months of 2023, as compared to $71 million in the first three months of 2022. In the first three months of 2023, we paid $25 million for repurchases of our common stock and $47 million of dividends to Lear stockholders. In the first three months of 2022, we paid $47 million of dividends to Lear stockholders.
Capitalization
Short-Term Borrowings
We utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. As of April 1, 2023 and December 31, 2022, we had lines of credit from banks totaling $301 million and $298 million, respectively. As of April 1, 2023 and December 31, 2022, we had short-term debt balances outstanding related to draws on our lines of credit of $17 million and $10 million, respectively.

LEAR CORPORATION
Senior Notes and Credit Agreement
For information related to our senior notes and credit agreement, see Note 9, "Debt," to the condensed consolidated financial statements included in this Report and Note 7, "Debt," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Delayed-Draw Term Loan Facility
In December 2022, we entered into an unsecured $150 million committed delayed-draw term loan facility (the "Delayed-Draw Facility"). The Delayed-Draw Facility will be used to finance the acquisition of IGB. As of April 1, 2023, there were no amounts drawn under the Delayed-Draw Facility.
On April 26, 2023, we provided irrevocable notice to borrow $150 million under the Delayed-Draw Facility to finance the acquisition of IGB.
For further information related to our acquisition of IGB and our Delayed-Draw Facility, see Note 3, "Acquisitions," and Note 9, "Debt," to the condensed consolidated financial statements included in this Report.
Common Stock Share Repurchase Program and Quarterly Cash Dividends
For information related to our common stock share repurchase program and dividends, see "— Executive Overview — Share Repurchase Program and Quarterly Cash Dividends" above, Note 16, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report and Note 12, "Capital Stock, Accumulated Other Comprehensive Loss and Equity," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Commodity Prices and Availability
Raw material, energy and commodity costs can be volatile, reflecting, among other things, changes in supply and demand, logistics issues, global trade and tariff policies, and geopolitical issues. We have commodity price risk with respect to purchases of certain raw materials, including steel, copper, diesel fuel, chemicals, resins and leather. Our primary commodity cost exposures relate to steel, copper and leather. We have developed and implemented strategies to mitigate the impact of such costs through the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, contractual recovery mechanisms and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. Further, the majority of the steel used in our products is comprised of fabricated components that are integrated into a seat system, such as seat frames, recliner mechanisms, seat tracks and other mechanical components. Therefore, our exposure to changes in steel prices is primarily indirect, through purchased components. Additionally, approximately 90% of our copper purchases and a significant portion of our leather and direct steel purchases are subject to price index agreements with our customers and suppliers. Certain of these strategies also may limit our opportunities in a declining commodity price environment. In the current environment of escalating raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. If these costs increase, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance," in our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented and updated by Part II — Item 1A, "Risk Factors," in this Report.
For further information related to the financial instruments described above, see Note 19, "Financial Instruments," to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION
OTHER MATTERS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims, and environmental and other matters. As of April 1, 2023, we have recorded reserves for pending legal disputes, including commercial and contractual disputes, product liability claims and other legal matters, of $19 million. In addition, as of April 1, 2023, we have recorded reserves for product warranty and recall matters and environmental matters of $29 million and $8 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2022. For a more complete description of our outstanding material legal proceedings, see Note 17, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.
Significant Accounting Policies and Critical Accounting Estimates
Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. Accordingly, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates," and Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first three months of 2023.
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
•the impact of potential changes in tax and trade policies in the United States and related actions by countries in which we do business; and
•other risks described in Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2022, and in our other Securities and Exchange Commission filings.
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
A summary of the notional amount and estimated aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

	April 1, 2023	December 31, 2022
Notional amount (contract maturities < 24 months)	$2,028	$2,306
Fair value	142	63

LEAR CORPORATION
Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Brazilian real, the Chinese renminbi, the Honduran lempira and the Japanese yen.
A sensitivity analysis of our net transactional exposure is shown below (in millions):

		Potential Earnings Benefit (Adverse Earnings Impact)
	Hypothetical Strengthening % (1)	April 1, 2023	December 31, 2022
U.S. dollar	10%	$(1)	$8
Euro	10%	28	19
(1) Relative to all other currencies to which it is exposed for a twelve-month period
A sensitivity analysis related to the aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

		Estimated Change in Fair Value
	Hypothetical Change % (2)	April 1, 2023	December 31, 2022
U.S. dollar	10%	$81	$84
Euro	10%	83	70
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
(b)Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended April 1, 2023, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

LEAR CORPORATION
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial or contractual disputes, product liability claims, and environmental and other matters. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2022. For a description of our outstanding material legal proceedings, see Note 17, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.
ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As discussed in Part I — Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Share Repurchase Program and Quarterly Cash Dividends," and Note 16, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report, we have a remaining repurchase authorization of $1,204.3 million under our ongoing common stock share repurchase program.
A summary of the shares of our common stock repurchased during the quarter ended April 1, 2023, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
January 1, 2023 through January 28, 2023	$—	$—	$—	$1,229.4
January 29, 2023 through February 25, 2023	—	—	—	1,229.4
February 26, 2023 through April 1, 2023	182,902	$137.24	182,902	1,204.3
Total	$182,902	$137.24	$182,902	$1,204.3

LEAR CORPORATION
ITEM 6 — EXHIBITS
Exhibit Index

	Exhibit Number	Exhibit Name
**	31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
**	31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
**	32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
***	101.INS	XBRL Instance Document
****	101.SCH	XBRL Taxonomy Extension Schema Document.
****	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
****	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
****	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
****	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
***	104	Cover Page Interactive Data File

**	Filed herewith.
***	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
****	Submitted electronically with the Report.

LEAR CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated:	April 27, 2023	By:	/s/ Raymond E. Scott
Raymond E. Scott
President and Chief Executive Officer

		By:	/s/ Jason M. Cardew
Jason M. Cardew
Senior Vice President and Chief Financial Officer