Form 10-Q
period 2023-07-01
LEAR CORP
filed 2023-08-01
CIK 842162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2023, the number of shares outstanding of the registrant's common stock was 58,747,010 shares.

LEAR CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JULY 1, 2023
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

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	July 1, 2023(1)	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$901.9	$1,114.9
Accounts receivable	4,259.7	3,451.9
Inventories	1,702.6	1,573.6
Other	967.4	853.7
Total current assets	7,831.6	6,994.1
LONG-TERM ASSETS:
Property, plant and equipment, net	2,913.1	2,854.0
Goodwill	1,735.8	1,660.6
Other	2,318.0	2,254.3
Total long-term assets	6,966.9	6,768.9
Total assets	$14,798.5	$13,763.0

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$26.9	$9.9
Accounts payable and drafts	3,641.3	3,206.1
Accrued liabilities	2,106.9	1,961.5
Current portion of long-term debt	0.1	10.8
Total current liabilities	5,775.2	5,188.3
LONG-TERM LIABILITIES:
Long-term debt	2,741.4	2,591.2
Other	1,190.6	1,153.2
Total long-term liabilities	3,932.0	3,744.4
EQUITY:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 64,571,405 shares issued as of July 1, 2023 and December 31, 2022	0.6	0.6
Additional paid-in capital	1,027.1	1,023.1
Common stock held in treasury, 5,821,905 and 5,493,211 shares as of July 1, 2023 and December 31, 2022, respectively, at cost	(797.8)	(753.9)
Retained earnings	5,432.3	5,214.1
Accumulated other comprehensive loss	(681.7)	(805.1)
Lear Corporation stockholders' equity	4,980.5	4,678.8
Noncontrolling interests	110.8	151.5
Equity	5,091.3	4,830.3
Total liabilities and equity	$14,798.5	$13,763.0
 (1)     Unaudited
The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions, except share and per share data)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	$5,999.2	$5,071.0	$11,844.7	$10,279.4

Cost of sales	5,542.2	4,731.1	10,957.7	9,618.0
Selling, general and administrative expenses	182.8	171.2	359.6	348.5
Amortization of intangible assets	16.0	24.6	31.9	40.3
Interest expense	26.2	24.9	50.4	49.8
Other expense, net	19.5	14.4	33.2	41.7
Consolidated income before provision for income taxes and equity in net income of affiliates	212.5	104.8	411.9	181.1
Provision for income taxes	41.5	23.5	87.1	43.9
Equity in net income of affiliates	(16.2)	(4.3)	(25.8)	(15.0)
Consolidated net income	187.2	85.6	350.6	152.2
Less: Net income attributable to noncontrolling interests	18.5	17.1	38.3	34.3
Net income attributable to Lear	$168.7	$68.5	$312.3	$117.9

Basic net income per share attributable to Lear (Note 15)	$2.85	$1.14	$5.27	$1.97

Diluted net income per share attributable to Lear (Note 15)	$2.84	$1.14	$5.25	$1.96

Cash dividends declared per share	$0.77	$0.77	$1.54	$1.54

Average common shares outstanding	59,133,427	59,899,061	59,224,991	59,915,636

Average diluted shares outstanding	59,366,167	60,095,641	59,462,566	60,153,625

Consolidated comprehensive income (loss) (Condensed Consolidated Statements of Equity)	$204.1	$(112.8)	$468.2	$(38.8)
Less: Comprehensive income attributable to noncontrolling interests	12.3	10.3	32.5	27.3
Comprehensive income (loss) attributable to Lear	$191.8	$(123.1)	$435.7	$(66.1)
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended July 1, 2023
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at April 1, 2023	$0.6	$1,013.4	$(761.5)	$5,310.0	$(704.8)	$4,857.7
Comprehensive income:
Net income	—	—	—	168.7	—	168.7
Other comprehensive income (loss)	—	—	—	—	23.1	23.1
Total comprehensive income	—	—	—	168.7	23.1	191.8
Stock-based compensation	—	16.2	—	—	—	16.2
Net issuance of 15,172 shares held in treasury in settlement of stock-based compensation	—	(2.5)	2.1	(0.1)	—	(0.5)
Repurchase of 286,630 shares of common stock at average price of $132.58 per share	—	—	(38.4)	—	—	(38.4)
Dividends declared to Lear Corporation stockholders	—	—	—	(46.3)	—	(46.3)
Dividends declared to noncontrolling interest holders	—	—	—	—	—	—
Balance at July 1, 2023	$0.6	$1,027.1	$(797.8)	$5,432.3	$(681.7)	$4,980.5

	Six Months Ended July 1, 2023
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at January 1, 2023	$0.6	$1,023.1	$(753.9)	$5,214.1	$(805.1)	$4,678.8
Comprehensive income:
Net income	—	—	—	312.3	—	312.3
Other comprehensive income (loss)	—	—	—	—	123.4	123.4
Total comprehensive income	—	—	—	312.3	123.4	435.7
Stock-based compensation	—	35.1	—	—	—	35.1
Net issuance of 140,838 shares held in treasury in settlement of stock-based compensation	—	(31.1)	19.6	(1.1)	—	(12.6)
Repurchase of 469,532 shares of common stock at average price of $134.39 per share	—	—	(63.5)	—	—	(63.5)
Dividends declared to Lear Corporation stockholders	—	—	—	(93.0)	—	(93.0)
Dividends declared to noncontrolling interest holders	—	—	—	—	—	—
Balance at July 1, 2023	$0.6	$1,027.1	$(797.8)	$5,432.3	$(681.7)	$4,980.5
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended July 1, 2023
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity
Balance at April 1, 2023	$4,857.7	$171.7	$5,029.4
Comprehensive income:
Net income	168.7	18.5	187.2
Other comprehensive income (loss)	23.1	(6.2)	16.9
Total comprehensive income	191.8	12.3	204.1
Stock-based compensation	16.2	—	16.2
Net issuance of 15,172 shares held in treasury in settlement of stock-based compensation	(0.5)	—	(0.5)
Repurchase of 286,630 shares of common stock at average price of $132.58 per share	(38.4)	—	(38.4)
Dividends declared to Lear Corporation stockholders	(46.3)	—	(46.3)
Dividends declared to noncontrolling interest holders	—	(73.2)	(73.2)
Balance at July 1, 2023	$4,980.5	$110.8	$5,091.3

	Six Months Ended July 1, 2023
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity
Balance at January 1, 2023	$4,678.8	$151.5	$4,830.3
Comprehensive income:
Net income	312.3	38.3	350.6
Other comprehensive income (loss)	123.4	(5.8)	117.6
Total comprehensive income	435.7	32.5	468.2
Stock-based compensation	35.1	—	35.1
Net issuance of 140,838 shares held in treasury in settlement of stock-based compensation	(12.6)	—	(12.6)
Repurchase of 469,532 shares of common stock at average price of $134.39 per share	(63.5)	—	(63.5)
Dividends declared to Lear Corporation stockholders	(93.0)	—	(93.0)
Dividends declared to noncontrolling interest holders	—	(73.2)	(73.2)
Balance at July 1, 2023	$4,980.5	$110.8	$5,091.3
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

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended
	July 1, 2023	July 2, 2022
Cash Flows from Operating Activities:
Consolidated net income	$350.6	$152.2
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	298.4	295.0
Net change in recoverable customer engineering, development and tooling	(49.7)	(74.3)
Net change in working capital items (see below)	(328.1)	(178.4)
Other, net	4.6	37.6
Net cash provided by operating activities	275.8	232.1
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(280.1)	(302.5)
Acquisitions, net of cash acquired	(174.5)	(184.2)
Other, net	4.7	1.8
Net cash used in investing activities	(449.9)	(484.9)
Cash Flows from Financing Activities:
Short-term borrowings, net	17.6	—
Term loan borrowings	150.0	—
Repurchases of common stock	(53.3)	(50.2)
Dividends paid to Lear Corporation stockholders	(92.1)	(93.5)
Dividends paid to noncontrolling interests	(46.2)	(52.5)
Other, net	(23.9)	(25.3)
Net cash used in financing activities	(47.9)	(221.5)
Effect of foreign currency translation	9.9	(16.1)
Net Change in Cash, Cash Equivalents and Restricted Cash	(212.1)	(490.4)
Cash, Cash Equivalents and Restricted Cash as of Beginning of Period	1,117.4	1,321.3
Cash, Cash Equivalents and Restricted Cash as of End of Period	$905.3	$830.9

Changes in Working Capital Items:
Accounts receivable	$(774.9)	$(469.2)
Inventories	(74.4)	(75.7)
Accounts payable (including $15.4 million of cash paid in 2023 in conjunction with the acquisition of IGB to settle pre-existing accounts payable)	409.6	289.2
Accrued liabilities and other	111.6	77.3
Net change in working capital items	$(328.1)	$(178.4)

Supplementary Disclosure:
Cash paid for interest	$54.9	$39.6
Cash paid for income taxes, net of refunds received	$110.3	$111.6
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
(2) Current Operating Environment
Since 2020, the automotive industry has experienced a decline in global production volumes. Although industry production has recovered modestly, production remains below recent historic levels. Further, the global economy, as well as the automotive industry, have been influenced directly and indirectly by macroeconomic events resulting in unfavorable conditions, including shortages of semiconductor chips and other components, elevated inflation levels, higher interest rates, and labor and energy shortages in certain markets. These factors, amongst others, continue to impact consumer demand as well as the ability of automotive manufactures to produce vehicles to meet demand.
The accompanying condensed consolidated financial statements reflect estimates and assumptions made by management as of July 1, 2023, and for the six months then ended. Such estimates and assumptions affect, among other things, the Company's goodwill; long-lived asset valuations; inventory valuations; valuations of deferred income taxes and income tax contingencies; and credit losses related to the Company's financial instruments. Events and circumstances arising after July 1, 2023, will be reflected in management's estimates and assumptions in future periods.
(3) Acquisitions
I.G. Bauerhin
On April 26, 2023, the Company completed the acquisition of I.G. Bauerhin ("IGB"), a privately held supplier of automotive seat heating, ventilation, active cooling, steering wheel heating, seat sensors and electronic control modules, headquartered in Grundau-Rothenbergen, Germany. IGB has more than 4,600 employees at nine manufacturing plants in seven countries. The acquisition of IGB furthers the Company's comprehensive strategy to develop and integrate a complete portfolio of thermal comfort systems for automotive seating.
The acquisition of IGB was accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying condensed consolidated balance sheet as of July 1, 2023. The operating results and cash flows of IGB are included in the accompanying condensed consolidated financial statements from the date of acquisition in the Company's Seating segment.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The preliminary purchase price and related allocation are shown below (in millions):

July 1, 2023
Preliminary purchase price, net of acquired cash	$174.5

Property, plant and equipment	49.7
Other assets purchased and liabilities assumed, net	37.9
Goodwill	69.9
Intangible assets	17.0
Preliminary purchase price allocation	$174.5
Goodwill recognized is primarily attributable to the assembled workforce and expected synergies related to future growth.
Intangible assets consist of amounts recognized for the fair value of developed technology and customer-based assets which were both based on an independent appraisal. Developed technology assets have a weighted average useful life of approximately nine years. Customer-based assets include IGB's established relationships with its customers and the ability of these customers to generate future economic profits for the Company and have a weighted average useful life of approximately thirteen years.
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
The Company incurred transaction costs of $0.2 million and $1.4 million in the first six months of 2023 and 2022, respectively. These costs were expensed as incurred and are recorded in selling, general and administrative expenses.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of the changes in the Company's restructuring reserves is shown below (in millions):

Balance at January 1, 2023	$82.9
Provision for employee termination benefits	33.0
Payments, utilizations and foreign currency	(35.4)
Balance at July 1, 2023	$80.5
Charges recorded in connection with the Company's restructuring actions are shown below (in millions):

	Six Months Ended
	July 1, 2023	July 2, 2022
Employee termination benefits	$33.0	$57.4
Asset impairments -
Property, plant and equipment	0.1	1.1
Right-of-use assets	9.6	6.4
Contract termination costs	1.3	1.9
Other related costs	4.1	4.9
	$48.1	$71.7
Restructuring charges by income statement line item are shown below (in millions):

	Six Months Ended
	July 1, 2023	July 2, 2022
Cost of sales	$41.2	$54.4
Selling, general and administrative expenses	6.9	17.3
	$48.1	$71.7
Restructuring charges by operating segment are shown below (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Seating	$24.9	$18.2	$36.9	$34.8
E-Systems	7.7	18.6	10.0	31.9
Other	0.9	5.0	1.2	5.0
	$33.5	$41.8	$48.1	$71.7
The Company expects to incur approximately $20 million and approximately $1 million of additional restructuring costs in its Seating and E-Systems segments, respectively, related to activities initiated as of July 1, 2023, and expects that the components of such costs will be consistent with its historical experience.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(5) Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.
A summary of inventories is shown below (in millions):

	July 1, 2023	December 31, 2022
Raw materials	$1,281.5	$1,216.8
Work-in-process	143.3	126.6
Finished goods	442.8	391.9
Reserves	(165.0)	(161.7)
Inventories	$1,702.6	$1,573.6
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
During the first six months of 2023 and 2022, the Company capitalized $115.7 million and $133.9 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During the first six months of 2023 and 2022, the Company also capitalized $80.0 million and $104.5 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets.
During the first six months of 2023 and 2022, the Company collected $151.0 million and $167.5 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer E&D and tooling costs related to long-term supply agreements included in the accompanying condensed consolidated balance sheets is shown below (in millions):

	July 1, 2023	December 31, 2022
Current	$218.5	$175.7
Long-term	169.5	161.3
Recoverable customer E&D and tooling	$388.0	$337.0

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
A summary of property, plant and equipment is shown below (in millions):

	July 1, 2023	December 31, 2022
Land	$106.5	$104.6
Buildings and improvements	901.6	868.6
Machinery and equipment	5,089.3	4,871.5
Construction in progress	394.6	378.0
Total property, plant and equipment	6,492.0	6,222.7
Less – accumulated depreciation	(3,578.9)	(3,368.7)
Property, plant and equipment, net	$2,913.1	$2,854.0
Depreciation expense was $135.2 million and $127.0 million in the three months ended July 1, 2023 and July 2, 2022, respectively, and $266.5 million and $254.7 million in the six months ended July 1, 2023 and July 2, 2022, respectively.
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
In the first six months of 2023 and 2022, the Company recognized property, plant and equipment impairment charges of $0.1 million and $1.1 million, respectively, in conjunction with its restructuring actions (Note 4, "Restructuring"). In the first six months of 2023 and 2022, the Company recognized additional property, plant and equipment impairment charges of $2.2 million and $1.1 million, respectively. The impairment charges are included in cost of sales in the accompanying condensed consolidated statements of comprehensive income (loss).
Definite-Lived Intangible Assets
In the three and six months ended July 1, 2023, the Company recognized impairment charges of $1.0 million and $1.9 million, respectively, related to certain intangible assets of its E-Systems segment resulting from a change in the intended use of such assets. The impairment charges are included in amortization of intangible assets in the accompanying condensed consolidated statements of comprehensive income (loss).

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(8) Goodwill and Indefinite-Lived Intangible Assets
Goodwill
A summary of the changes in the carrying amount of goodwill, by operating segment, in the six months ended July 1, 2023, is shown below (in millions):

	Seating	E-Systems	Total
Balance at January 1, 2023	$1,261.1	$399.5	$1,660.6
Acquisition	69.9	—	69.9
Foreign currency translation and other	10.7	(5.4)	5.3
Balance at July 1, 2023	$1,341.7	$394.1	$1,735.8
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
There was no impairment of goodwill in the first six months of 2023 and 2022. The Company will, however, continue to assess the impact of significant industry and other events on its recorded goodwill.
For further information related to the acquisition, see Note 3, "Acquisitions."
Indefinite-Lived Intangible Assets
In the three and six months ended July 2, 2022, the Company recognized an impairment charge of $8.9 million related to an intangible asset of its E-Systems segment resulting from a change in the intended use of such asset. The impairment charge is included in amortization of intangible assets in the accompanying condensed consolidated statements of comprehensive income (loss).
(9) Debt
Short-Term Borrowings
The Company utilizes uncommitted lines of credit as needed for its short-term working capital fluctuations. As of July 1, 2023 and December 31, 2022, the Company had lines of credit from banks totaling $297.2 million and $298.2 million, respectively. As of July 1, 2023 and December 31, 2022, the Company had short-term debt balances outstanding related to draws on the lines of credit of $26.9 million and $9.9 million, respectively.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Long-Term Debt
A summary of long-term debt, net of unamortized debt issuance costs and unamortized original issue premium (discount), and the related weighted average interest rates is shown below (in millions):

	July 1, 2023
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
Delayed-Draw Term Loan Facility (the "Term Loan")	$150.0	$(0.7)	$—	$149.3	6.505%
3.8% Senior Notes due 2027 (the "2027 Notes")	550.0	(1.9)	(1.6)	546.5	3.885%
4.25% Senior Notes due 2029 (the "2029 Notes")	375.0	(1.8)	(0.7)	372.5	4.288%
3.5% Senior Notes due 2030 (the "2030 Notes")	350.0	(1.9)	(0.5)	347.6	3.525%
2.6% Senior Notes due 2032 (the "2032 Notes")	350.0	(2.6)	(0.7)	346.7	2.624%
5.25% Senior Notes due 2049 (the "2049 Notes")	625.0	(5.7)	12.9	632.2	5.103%
3.55% Senior Notes due 2052 (the "2052 Notes")	350.0	(3.8)	(0.5)	345.7	3.558%
Other	1.0	—	—	1.0	N/A
	$2,751.0	$(18.4)	$8.9	$2,741.5
Less — Current portion				(0.1)
Long-term debt				$2,741.4

	December 31, 2022
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
2027 Notes	$550.0	$(2.1)	$(1.8)	$546.1	3.885%
2029 Notes	375.0	(2.0)	(0.7)	372.3	4.288%
2030 Notes	350.0	(2.0)	(0.6)	347.4	3.525%
2032 Notes	350.0	(2.8)	(0.7)	346.5	2.624%
2049 Notes	625.0	(6.0)	13.2	632.2	5.103%
2052 Notes	350.0	(3.8)	(0.5)	345.7	3.558%
Other	11.8	—	—	11.8	N/A
	$2,611.8	$(18.7)	$8.9	2,602.0
Less — Current portion				(10.8)
Long-term debt				$2,591.2
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
As of July 1, 2023, the Company was in compliance with all covenants under the indentures governing the Notes.
Credit Agreement
The Company's $2.0 billion amended and restated unsecured revolving credit agreement (the "Credit Agreement") expires on October 28, 2026. On June 14, 2023, the Company amended the Credit Agreement to implement the transition from the London Interbank Offered Rate to the Secured Overnight Financing Rate ("SOFR") in accordance with the existing terms of the Credit Agreement, adopting SOFR as the reference rate for certain U.S. dollar-denominated borrowings.
As of July 1, 2023 and December 31, 2022, there were no borrowings outstanding under the Credit Agreement.
Advances under the Credit Agreement generally bear interest based on (i) Term Benchmark, Central Bank Rate and Risk Free Rate ("RFR") (in each case, as defined in the Credit Agreement) or (ii) Alternate Base Rate ("ABR") and Canadian Prime Rate (in each case, as defined in the Credit Agreement). As of July 1, 2023, the ranges and rates are as follows:

	Term Benchmark, Central Bank Rate and RFR Loans			ABR and Canadian Prime Rate Loans
			Rate as of			Rate as of
	Minimum	Maximum	July 1, 2023	Minimum	Maximum	July 1, 2023
Credit Agreement	0.925%	1.450%	1.125%	0.000%	0.450%	0.125%
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
As of July 1, 2023, the Company was in compliance with all covenants under the Credit Agreement.
Term Loan
On May 1, 2023, the Company borrowed $150 million under its Term Loan to finance, in part, the acquisition of IGB (Note 3, "Acquisitions"). The Term Loan matures on May 1, 2026, three years after the funding date. Advances under the Term Loan generally bear interest based on the Daily or Term SOFR (as defined in the Term Loan agreement) plus a margin determined in accordance with a pricing grid that ranges from 1.00% to 1.525%.
Covenants
The Term Loan contains the same covenants as the Credit Agreement. As of July 1, 2023, the Company was in compliance with all covenants under the Term Loan.
Other Long-Term Debt
As of July 1, 2023, other long-term debt, including the current portion, consists of amounts outstanding under finance lease agreements. As of December 31, 2022, other long-term debt, including the current portion, consists of amounts outstanding under an unsecured working capital loan and a finance lease agreement.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(10) Leases
The Company has operating leases for production, office and warehouse facilities, manufacturing and office equipment and vehicles. Operating lease assets and obligations included in the accompanying condensed consolidated balance sheets are shown below (in millions):

	July 1, 2023	December 31, 2022
Right-of-use assets under operating leases:
Other long-term assets	$725.0	$701.8
Lease obligations under operating leases:
Accrued liabilities	$149.8	$136.8
Other long-term liabilities	617.6	595.1
	$767.4	$731.9
Maturities of lease obligations as of July 1, 2023, are shown below (in millions):

July 1, 2023
2023 (1)	$90.5
2024	162.5
2025	139.1
2026	115.5
2027	95.8
Thereafter	262.4
Total undiscounted cash flows	865.8
Less: Imputed interest	(98.4)
Lease obligations under operating leases	$767.4
(1) For the remaining six months
Cash flow information related to operating leases is shown below (in millions):

	Six Months Ended
	July 1, 2023	July 2, 2022
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$100.9	$101.2
Operating cash flows:
Cash paid related to operating lease obligations	$89.6	$81.2
In addition to the right-of-use assets obtained in exchange for operating lease obligations shown above, in the three and six months ended July 1, 2023, the Company acquired $14.3 million of right-of-use assets and related lease obligations in conjunction with its acquisition of IGB (Note 3, "Acquisitions").

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Lease expense included in the accompanying condensed consolidated statements of comprehensive income (loss) is shown below (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Operating lease expense	$45.3	$40.9	$89.5	$82.3
Short-term lease expense	5.1	5.4	10.2	10.8
Variable lease expense	2.4	2.1	5.0	4.1
Total lease expense	$52.8	$48.4	$104.7	$97.2
In the three and six months ended July 1, 2023 and July 2, 2022, the Company recognized impairment charges of $9.6 million and $6.4 million, respectively, related to its right-of-use assets in conjunction with its restructuring actions (see Note 4, "Restructuring").
The weighted average lease term and discount rate for operating leases are shown below:

July 1, 2023
Weighted average remaining lease term	Seven years
Weighted average discount rate	3.8%
The Company is party to finance lease agreements, which are not material to the accompanying condensed consolidated financial statements (Note 9, "Debt").
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
Net Periodic Pension and Other Postretirement Benefit (Credit) Cost
The components of the Company's net periodic pension benefit (credit) cost are shown below (in millions):

	Three Months Ended				Six Months Ended
	July 1, 2023		July 2, 2022		July 1, 2023		July 2, 2022
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$0.8	$—	$1.1	$—	$1.6	$—	$2.1
Interest cost	5.2	4.2	3.8	2.9	10.4	8.3	7.7	5.8
Expected return on plan assets	(5.2)	(4.1)	(5.9)	(4.4)	(10.2)	(8.1)	(11.9)	(8.8)
Amortization of actuarial loss	0.3	0.5	0.5	1.0	0.5	1.0	1.0	2.1
Settlement (gain) loss	—	—	—	—	(0.1)	—	0.4	—
Net periodic benefit (credit) cost	$0.3	$1.4	$(1.6)	$0.6	$0.6	$2.8	$(2.8)	$1.2

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The components of the Company's net periodic other postretirement benefit (credit) cost are shown below (in millions):

	Three Months Ended				Six Months Ended
	July 1, 2023		July 2, 2022		July 1, 2023		July 2, 2022
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Interest cost	$0.4	$0.3	$0.4	$0.2	$0.8	$0.5	$0.8	$0.4
Amortization of actuarial gain	(0.8)	(0.1)	(0.3)	—	(1.7)	(0.1)	(0.6)	—
Amortization of prior service credit	(0.1)	—	(0.1)	—	(0.1)	—	(0.1)	—
Net periodic benefit (credit) cost	$(0.5)	$0.2	$—	$0.2	$(1.0)	$0.4	$0.1	$0.4
Contributions
In the six months ended July 1, 2023, employer contributions to the Company's domestic and foreign defined benefit pension plans were $5.3 million. The Company expects contributions to its funded pension plans and benefit payments related to its unfunded pension plans to be $6 million to $10 million in 2023.
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
Revenue is recognized at a point in time when control of the product is transferred to the customer under standard commercial terms, as the Company does not have an enforceable right to payment prior to such transfer. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for those products based on the current purchase orders, annual price reductions and ongoing price adjustments. In the first six months of 2023 and 2022, revenue recognized related to prior years represented less than 2% of consolidated net sales. The Company's customers pay for products received in accordance with payment terms that are customary within the industry. The Company's contracts with its customers do not have significant financing components.
The Company records a contract liability for advances received from its customers. As of July 1, 2023 and December 31, 2022, there were no significant contract liabilities recorded. Further, in the first six months of 2023 and 2022, there were no significant contract liabilities recognized in revenue.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of the Company's revenue by reportable operating segment and geography is shown below (in millions):

	Three Months Ended
	July 1, 2023			July 2, 2022
	Seating	E-Systems	Total	Seating	E-Systems	Total
North America	$2,001.4	$468.4	$2,469.8	$1,822.7	$370.8	$2,193.5
Europe and Africa	1,567.8	624.7	2,192.5	1,264.1	480.6	1,744.7
Asia	737.1	372.0	1,109.1	631.0	285.0	916.0
South America	161.8	66.0	227.8	156.3	60.5	216.8
	$4,468.1	$1,531.1	$5,999.2	$3,874.1	$1,196.9	$5,071.0

	Six Months Ended
	July 1, 2023			July 2, 2022
	Seating	E-Systems	Total	Seating	E-Systems	Total
North America	$4,013.3	$836.5	$4,849.8	$3,664.6	$726.7	$4,391.3
Europe and Africa	3,164.5	1,259.0	4,423.5	2,533.6	1,002.3	3,535.9
Asia	1,425.4	703.2	2,128.6	1,293.6	652.5	1,946.1
South America	317.9	124.9	442.8	294.8	111.3	406.1
	$8,921.1	$2,923.6	$11,844.7	$7,786.6	$2,492.8	$10,279.4
(13) Other Expense, Net
Other expense, net includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the disposal of fixed assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense.
A summary of other expense, net is shown below (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Other expense	$24.2	$17.1	$41.0	$47.1
Other income	(4.7)	(2.7)	(7.8)	(5.4)
Other expense, net	$19.5	$14.4	$33.2	$41.7
In the three and six months ended July 1, 2023, other expense includes net foreign currency transaction losses of $16.3 million and $21.1 million, respectively. In the six months ended July 1, 2023, other expense includes a loss of $5.0 million related to the impairment of an affiliate.
In the three and six months ended July 2, 2022, other expense includes net foreign currency transaction losses of $5.8 million and $25.7 million, respectively, including losses of $2.3 million and $13.7 million, respectively, related to foreign exchange rate volatility in Russia.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(14) Income Taxes
A summary of the provision for income taxes and the corresponding effective tax rate for the three and six months ended July 1, 2023 and July 2, 2022, is shown below (in millions, except effective tax rates):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Provision for income taxes	$41.5	$23.5	$87.1	$43.9
Pretax income before equity in net income of affiliates	$212.5	$104.8	$411.9	$181.1
Effective tax rate	19.5%	22.4%	21.1%	24.2%
The Company's provision for income taxes is impacted by the level and mix of earnings among tax jurisdictions. In addition, the Company recognized discrete tax benefits (expense) on the significant items shown below (in millions):

	Six Months Ended
	July 1, 2023	July 2, 2022
Restructuring charges and various other items	$10.2	$18.8
Release of tax reserves	2.3	4.7
Share-based compensation	(0.5)	1.4
Valuation allowances on deferred tax assets	5.1	0.5
	$17.1	$25.4
Excluding the items above, the effective tax rate for the first six months of 2023 and 2022 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
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
A summary of information used to compute basic and diluted net income per share attributable to Lear is shown below (in millions, except share and per share data):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income attributable to Lear	$168.7	$68.5	$312.3	$117.9

Average common shares outstanding	59,133,427	59,899,061	59,224,991	59,915,636
Dilutive effect of common stock equivalents	232,740	196,580	237,575	237,989
Average diluted shares outstanding	59,366,167	60,095,641	59,462,566	60,153,625

Basic net income per share attributable to Lear	$2.85	$1.14	$5.27	$1.97

Diluted net income per share attributable to Lear	$2.84	$1.14	$5.25	$1.96

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
Accumulated Other Comprehensive Loss
A summary of changes, net of tax, in accumulated other comprehensive loss for the three months ended July 1, 2023, is shown below (in millions):

	Three Months Ended July 1, 2023	Six Months Ended July 1, 2023
Defined benefit plans:
Balance at beginning of period	$(95.7)	$(95.7)
Reclassification adjustments (net of tax expense of $0.1 million in the three and six months ended July 1, 2023)	(0.3)	(0.6)
Other comprehensive loss recognized during the period	(0.3)	—
Balance at end of period	$(96.3)	$(96.3)
Derivative instruments and hedging:
Balance at beginning of period	$91.8	$33.4
Reclassification adjustments (net of tax benefit of $9.1 million and $13.7 million in the three and six months ended July 1, 2023, respectively)	(35.8)	(53.6)
Other comprehensive income recognized during the period (net of tax expense of $19.3 million and $38.8 million in the three and six months ended July 1, 2023, respectively)	77.0	153.2
Balance at end of period	$133.0	$133.0
Foreign currency translation:
Balance at beginning of period	$(700.9)	$(742.8)
Other comprehensive income (loss) recognized during the period (net of tax benefit of $0.5 million and $0.7 million in the three and six months ended July 1, 2023, respectively)	(17.5)	24.4
Balance at end of period	$(718.4)	$(718.4)

Total accumulated other comprehensive loss	$(681.7)	$(681.7)
In the three months ended July 1, 2023, foreign currency translation adjustments are primarily related to the weakening of the Chinese renminbi, partially offset by the strengthening of the Euro and the Brazilian real, relative to the U.S. dollar. In the six months ended July 1, 2023, foreign currency translation adjustments are primarily related to the strengthening of the Euro and the Brazilian real, partially offset by the weakening of the Chinese renminbi, relative to the U.S. dollar. In the three and six months ended July 1, 2023, foreign currency translation adjustments include pretax gains of $0.1 million and $0.2 million, respectively, related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.
In the three and six months ended July 1, 2023, foreign currency translation adjustments also include derivative net investment hedge losses of $2.5 million and $3.3 million, respectively.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of changes, net of tax, in accumulated other comprehensive loss for the three and six months ended July 2, 2022, is shown below (in millions):

	Three Months Ended July 2, 2022	Six Months Ended July 2, 2022
Defined benefit plans:
Balance at beginning of period	$(198.5)	$(199.4)
Reclassification adjustments (net of tax expense of $0.2 million and $0.5 million in the three and six months ended July 2, 2022, respectively)	0.9	2.3
Other comprehensive income recognized during the period	3.1	2.6
Balance at end of period	$(194.5)	$(194.5)
Derivative instruments and hedging:
Balance at beginning of period	$6.4	$(18.6)
Reclassification adjustments (net of tax benefit of $1.9 million and $3.3 million in the three and six months ended July 2, 2022, respectively)	(7.8)	(14.4)
Other comprehensive income (loss) recognized during the period (net of tax benefit (expense) of $1.7 million and ($6.2) million in the three and six months ended July 2, 2022, respectively)	(5.8)	25.8
Balance at end of period	$(7.2)	$(7.2)
Foreign currency translation:
Balance at beginning of period	$(570.5)	$(552.2)
Other comprehensive loss recognized during the period (net of tax expense of $4.0 million and $4.4 million in the three and six months ended July 2, 2022, respectively)	(182.0)	(200.3)
Balance at end of period	$(752.5)	$(752.5)

Total accumulated other comprehensive loss	$(954.2)	$(954.2)
In the three months ended July 2, 2022, foreign currency translation adjustments are primarily related to the weakening of the Euro and, to a lesser extent, the Chinese renminbi and the Brazilian real, relative to the U.S. dollar. In the six months ended July 2, 2022, foreign currency translation adjustments are primarily related to the weakening of the Euro, and to a lesser extent the Chinese renminbi, relative to the U.S. dollar.
In the three and six months ended July 2, 2022, foreign currency translation adjustments include pretax losses of $1.0 million and $1.5 million, respectively, related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.
In the three and six months ended July 2, 2022, foreign currency translation adjustments also include derivative net investment hedge gains of $19.1 million and $19.4 million, respectively.
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
The Company has a common stock share repurchase program (the "Repurchase Program") which permits the discretionary repurchase of its common stock. Since its inception in the first quarter of 2011, the Company's Board of Directors (the "Board") has authorized $6.1 billion in share repurchases under the Repurchase Program, and the Company has repurchased, in aggregate, $4.9 billion of its outstanding common stock, at an average price of $91.93 per share, excluding commissions and

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
related fees. As of July 1, 2023, the Company had a remaining purchase authorization of $1.2 billion under the Repurchase Program, which expires on December 31, 2024.
Share repurchases in the first six months of 2023 and the remaining purchase authorization as of July 1, 2023, are shown below (in millions, except for share and per share amounts):

Six Months Ended July 1, 2023				As of July 1, 2023
Aggregate Repurchases (1)	Cash Paid for Repurchases	Number of Shares	Average Price per Share (2)	Remaining Purchase Authorization
$63.1	$53.3	469,532	$134.39	$1,166.3
(1) Excludes excise tax
(2) Excludes commissions
In addition to shares repurchased under the Repurchase Program described above, the Company classifies shares withheld from the settlement of the Company's restricted stock unit and performance share awards to cover tax withholding requirements as common stock held in treasury in the condensed consolidated balance sheets.
Quarterly Dividend
The Board declared quarterly cash dividends of $0.77 per share of common stock in the first and second quarters of 2023 and 2022.
Dividends declared and paid are shown below (in millions):

	Six Months Ended
	July 1, 2023	July 2, 2022
Dividends declared	$93.0	$93.4
Dividends paid	92.1	93.5
Dividends payable on common shares to be distributed under the Company's stock-based compensation program will be paid when such common shares are distributed.
(17) Legal and Other Contingencies
As of July 1, 2023 and December 31, 2022, the Company had recorded reserves for pending legal disputes, including commercial disputes, product liability claims and other legal matters, of $15.1 million and $15.9 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Product warranty and recall reserves are recorded separately from legal reserves, as described below.
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
The Company records reserves for product warranty and recall matters when liability is probable and related amounts are reasonably estimable.
A summary of the changes in reserves for product warranty and recall matters for the six months ended July 1, 2023, is shown below (in millions):

Balance at January 1, 2023	$30.4
Expense, net (including changes in estimates)	2.9
Settlements	(8.8)
Foreign currency translation and other	4.9
Balance at July 1, 2023	$29.4
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
As of July 1, 2023 and December 31, 2022, the Company had recorded environmental reserves of $8.1 million and $7.9 million, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended July 1, 2023
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$4,468.1	$1,531.1	$—	$5,999.2
Segment earnings (1)	292.9	52.9	(87.6)	258.2
Depreciation and amortization	98.6	47.4	5.2	151.2
Capital expenditures	89.3	73.7	5.3	168.3
Total assets	8,852.3	4,054.0	1,892.2	14,798.5

	Three Months Ended July 2, 2022
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$3,874.1	$1,196.9	$—	$5,071.0
Segment earnings (1)	213.9	2.0	(71.8)	144.1
Depreciation and amortization	93.5	53.4	4.7	151.6
Capital expenditures	105.8	60.0	6.4	172.2
Total assets	7,987.2	3,530.9	1,827.3	13,345.4

	Six Months Ended July 1, 2023
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$8,921.1	$2,923.6	$—	$11,844.7
Segment earnings (1)	578.7	95.2	(178.4)	495.5
Depreciation and amortization	194.5	93.6	10.3	298.4
Capital expenditures	152.9	117.3	9.9	280.1

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
(1) See definition above
A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Segment earnings	$258.2	$144.1	$495.5	$272.6
Interest expense	26.2	24.9	50.4	49.8
Other expense, net	19.5	14.4	33.2	41.7
Consolidated income before provision for income taxes and equity in net income of affiliates	$212.5	$104.8	$411.9	$181.1
(19) Financial Instruments
Debt Instruments
The carrying values of the Notes vary from their fair values. The fair values of the Notes were determined by reference to the quoted market prices of these securities (Level 2 input based on the GAAP fair value hierarchy). The carrying value of the Company's Term Loan approximates its fair value (Level 3 input based on the GAAP fair value hierarchy). The estimated fair value, as well as the carrying value, of the Company's debt instruments are shown below (in millions):

	July 1, 2023	December 31, 2022
Estimated aggregate fair value (1)	$2,365.6	$2,142.3
Aggregate carrying value (1) (2)	2,750.0	2,600.0
(1) Excludes "other" debt
(2) Excludes the impact of unamortized debt issuance costs and unamortized original issue premium (discount)
Cash, Cash Equivalents and Restricted Cash
The Company has cash on deposit that is legally restricted as to use or withdrawal. A reconciliation of cash and cash equivalents reported on the accompanying condensed consolidated balance sheets to cash, cash equivalents and restricted cash reported on the accompanying condensed consolidated statements of cash flows is shown below (in millions):

	July 1, 2023	July 2, 2022
Balance sheet:
Cash and cash equivalents	$901.9	$828.0
Restricted cash included in other current assets	1.4	—
Restricted cash included in other long-term assets	2.0	2.9
Statement of cash flows:
Cash, cash equivalents and restricted cash	$905.3	$830.9

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Accounts Receivable
The Company's allowance for credit losses on financial assets measured at amortized cost, primarily accounts receivable, reflects management's estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. The Company also considers geographic and segment specific risk factors in the development of expected credit losses. As of July 1, 2023 and December 31, 2022, accounts receivable are reflected net of reserves of $32.5 million and $35.3 million, respectively. Changes in expected credit losses were not significant in the first six months of 2023.
Marketable Equity Securities
Marketable equity securities, which the Company accounts for under the fair value option, are included in the accompanying condensed consolidated balance sheets as shown below (in millions):

	July 1, 2023	December 31, 2022
Current assets	$1.8	$3.6
Other long-term assets	62.2	53.6
	$64.0	$57.2
Unrealized gains and losses arising from changes in the fair value of the marketable equity securities are recognized in other expense, net in the condensed consolidated statements of comprehensive income (loss). The fair value of the marketable equity securities is determined by reference to quoted market prices in active markets (Level 1 input based on the GAAP fair value hierarchy).
Equity Securities Without Readily Determinable Fair Values
As of July 1, 2023 and December 31, 2022, investments in equity securities without readily determinable fair values of $13.2 million and $18.2 million, respectively, are included in other long-term assets in the accompanying condensed consolidated balance sheets. Such investments are valued at cost, less cumulative impairments of $15.0 million and $10.0 million as of July 1, 2023 and December 31, 2022, respectively. During the six months ended July 1, 2023, the Company recognized an impairment charge of $5.0 million related to its investment in an affiliate.
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
Net Investment Hedges
The Company uses cross-currency interest rate swaps, which are designated as net investment hedges of the foreign currency rate exposure of its investment in certain Euro-denominated subsidiaries. In the six months ended July 1, 2023 and July 2, 2022, contra interest expense on net investment hedges of $1.2 million and $3.0 million, respectively, is included in interest expense in the accompanying condensed consolidated statements of comprehensive income (loss).

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Balance Sheet Classification
The notional amount, estimated aggregate fair value and related balance sheet classification of the Company's foreign currency and net investment hedge contracts are shown below (in millions, except for maturities):

	July 1, 2023	December 31, 2022
Fair value of foreign currency contracts designated as cash flow hedges:
Other current assets	$160.1	$63.4
Other long-term assets	30.8	10.3
Other current liabilities	(0.5)	(6.7)
Other long-term liabilities	(0.1)	(0.2)
	190.3	66.8
Notional amount	$1,582.4	$1,546.9
Outstanding maturities in months, not to exceed	24	24
Fair value of derivatives designated as net investment hedges:
Other long-term assets	$1.5	$4.8
Notional amount	$150.0	$150.0
Outstanding maturities in months, not to exceed	33	39
Fair value of foreign currency contracts not designated as hedging instruments:
Other current assets	$10.2	$9.5
Other current liabilities	(0.6)	(13.4)
	9.6	(3.9)
Notional amount	$632.9	$758.6
Outstanding maturities in months, not to exceed	4	7
Total fair value	$201.4	$67.7
Total notional amount	$2,365.3	$2,455.5

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Accumulated Other Comprehensive Loss — Derivative Instruments and Hedging
Pretax amounts related to foreign currency and net investment hedge contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign currency contracts	$96.3	$(7.5)	$192.0	$32.0
Net investment hedge contracts	(2.5)	19.1	(3.3)	19.4
	93.8	11.6	188.7	51.4
(Gains) losses reclassified from accumulated other comprehensive loss to:
Net sales	(0.3)	(3.3)	0.4	(4.9)
Cost of sales	(45.2)	(7.0)	(69.3)	(14.0)
Interest expense	0.6	0.6	1.2	1.2
Other expense, net	—	—	0.4	—
	(44.9)	(9.7)	(67.3)	(17.7)
Comprehensive income	$48.9	$1.9	$121.4	$33.7
As of July 1, 2023 and December 31, 2022, pretax net gains of $193.2 million and $71.8 million, respectively, related to the Company's derivative instruments and hedging activities were recorded in accumulated other comprehensive loss.
During the next twelve-month period, net gains (losses) expected to be reclassified into earnings are shown below (in millions):

Foreign currency contracts	$159.6
Interest rate swap contracts	(2.4)
Total	$157.2
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
Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of July 1, 2023 and December 31, 2022, are shown below (in millions):

	July 1, 2023
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$199.9	Market/ Income	$—	$199.9	$—
Net investment hedges	Recurring	1.5	Market/ Income	—	1.5	—
Marketable equity securities	Recurring	64.0	Market	64.0	—	—

	December 31, 2022
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$62.9	Market/ Income	$—	$62.9	$—
Net investment hedges	Recurring	4.8	Market/ Income	—	4.8	—
Marketable equity securities	Recurring	57.2	Market	57.2	—	—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company's counterparties. If an estimate of the credit spread is required, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of July 1, 2023 and December 31, 2022, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy in the first six months of 2023.
Items Measured at Fair Value on a Non-Recurring Basis
The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy.
As a result of the acquisition of IGB (Note 3, "Acquisitions"), Level 3 fair value estimates related to property, plant and equipment of $49.7 million, developed technology and customer-based intangible assets of $17.0 million and right-of-use assets of $14.3 million are recorded in the accompanying condensed consolidated balance sheet as of July 1, 2023. Fair value estimates of property, plant and equipment were based on independent appraisals, giving consideration to the highest and best use of the assets. Key assumptions used in the appraisals were based on a combination of market and cost approaches, as appropriate. Fair value estimates of developed technology intangible assets were based on the relief from royalty approach. Fair value estimates of customer-based intangible assets were based on the multi-period excess earnings method. Fair value estimates of right-of-use assets were based on a market approach.
In the six months ended July 1, 2023, the Company completed impairment assessments related to certain of its intangible assets resulting from changes in the intended use of such assets and recorded impairment charges of $1.9 million. The fair value estimate of the related asset group was based on management's estimates using a discounted cash flow method.
In the six months ended July 1, 2023, the Company completed an impairment assessment related to certain right-of-assets in conjunction with its restructuring actions and recorded an impairment charge of $9.6 million (Note 4, "Restructuring"). The fair value estimates of the related assets were based on management's estimates using a discounted cash flow method.
As of July 1, 2023, there were no additional significant assets or liabilities measured at fair value on a non-recurring basis.

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
Lear is built on a foundation and strong culture of innovation, operational excellence, and engineering and program management capabilities. We use our product, design and technological expertise, as well as our global reach and competitive manufacturing footprint, to achieve our financial goals and objectives. These include continuing to deliver profitable growth (balancing risks and returns); investing in innovation to drive business growth and profitability; maintaining a strong balance sheet with investment grade credit metrics; and consistently returning capital to our stockholders. Further, we have aligned our strategy with key trends affecting our business — electrification and, to a lesser extent, shared mobility. At Lear, we are Making every drive betterTM by providing technology for safer, smarter and more comfortable journeys, while adhering to our values — Be Inclusive. Be Inventive. Get Results the Right Way.
Our business is organized under two reporting segments: Seating and E-Systems. Each of these segments has a varied product and technology portfolio across a number of component categories.
Our Seating business consists of the design, development, engineering and manufacture of complete seat systems and key seat components. Our capabilities in operations and supply chain management enable synchronized assembly and just-in-time delivery of complex complete seat systems at high volumes to our customers. Included in our complete seat systems and components are thermal comfort systems (including seat massage, lumbar, heat, ventilation and active cooling), additional advanced comfort solutions (including safety and wellness products) and configurable seating product technologies. All of these products are compatible with traditional internal combustion engine ("ICE") architectures and electrified powertrains, including the full range of hybrid, plug-in hybrid and battery electric architectures. Our advanced comfort solutions are facilitated by our seat system, component and integration capabilities, together with our competencies in electronics, sensors, software and algorithms. As the most vertically integrated global seat supplier, our key seat component product offerings include seat trim covers; surface materials such as leather and fabric; seat mechanisms; seat foam; thermal comfort systems such as seat massage, lumbar, heat, ventilation and active cooling products; and headrests.
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
We serve all of the world's major automotive manufacturers across both our Seating and E-Systems businesses, and we have automotive content on more than 450 vehicle nameplates worldwide. It is common for us to have both Seating and E-Systems content on the same vehicle platform.
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

LEAR CORPORATION
quality, supply chain management and all major administrative functions such as corporate finance, executive administration, human resources, information technology and legal.
Industry Overview
Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles and the availability of raw materials and components, and our content per vehicle. Since 2020, the automotive industry has experienced a decline in global production volumes. Although industry production has recovered modestly with production increasing 7% in 2022 compared to 2021 and expected to increase 5% in 2023 compared to 2022 (based on July 2023 S&P Global Mobility projections), production remains below recent historic levels. Global industry production in 2023 is expected to be approximately 2% below 2019 pre-pandemic levels and 9% below 2017 peak levels. Since 2020, the global economy, as well as the automotive industry, have been influenced directly and indirectly by macroeconomic events resulting in unfavorable conditions, including shortages of semiconductor chips and other components, elevated inflation levels, higher interest rates, and labor and energy shortages in certain markets. These factors, amongst others, continue to impact consumer demand as well as the ability of automotive manufacturers to produce vehicles to meet demand. Our strategy to mitigate these impacts encompasses our comprehensive cost management process, including cost technology optimization, actions to further align our manufacturing capacity to the current industry production environment, investments in Industry 4.0 technologies to enhance operational efficiencies, and improved utilization of existing facilities and equipment to reduce future expenditures. For a description of related risks, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2022.
Global automotive industry production volumes in the first six months of 2023, as compared to the first six months of 2022, are shown below (in thousands of units):

	Six Months Ended
	July 1, 2023 (1)	July 2, 2022 (1) (2)	% Change
North America	7,966.5	7,097.8	12%
Europe and Africa	9,400.2	8,071.8	16%
Asia	22,940.6	20,867.2	10%
South America	1,372.3	1,251.6	10%
Other	799.7	895.4	(11)%
Global light vehicle production	42,479.3	38,183.8	11%
(1) Production data based on S&P Global Mobility
(2) Production data for 2022 have been updated from our second quarter 2022 Quarterly Report on Form 10-Q to reflect actual production levels
In addition to the factors noted above, automotive sales and production can be affected by the age of the vehicle fleet and related scrappage rates, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, the availability and cost of credit, the availability of critical components needed to complete the production of vehicles, restructuring actions of our customers and suppliers, facility closures, changing consumer attitudes toward vehicle ownership and usage and other factors. Our operating results are also significantly impacted by the overall commercial success of the vehicle platforms for which we supply particular products, as well as the profitability of the products, including the level of vertical integration, that we supply for these platforms. The loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could adversely affect our operating results. In addition, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating results.

LEAR CORPORATION
Our percentage of consolidated net sales by region in the first six months of 2023 and 2022 is shown below:

	Six Months Ended
	July 1, 2023	July 2, 2022
North America	41%	43%
Europe and Africa	37%	34%
Asia	18%	19%
South America	4%	4%
Total	100%	100%
Our ability to reduce the risks inherent in certain concentrations of our business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall.
The automotive industry, and our business, continue to be shaped by the broad trends of electrification and, to a lesser extent, shared mobility. Demand for, and regulatory developments related to, improved energy efficiency and sustainability (e.g., government mandates related to fuel economy and carbon emissions) are significant drivers of these trends. Electrification, in particular, is likely to be at the forefront of our industry for the foreseeable future.
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
Our material cost as a percentage of net sales was 65.7% in the first six months of 2023, as compared to 66.2% in the first six months of 2022. Raw material, energy, commodity and product component costs can be volatile, reflecting, among other things, changes in supply and demand, logistics issues, global trade and tariff policies, and geopolitical issues. Our primary commodity cost exposures relate to steel, copper and leather. We have developed and implemented strategies to mitigate the impact of such costs through the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, contractual recovery mechanisms and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. Further, our exposure to changes in steel prices is primarily indirect, through purchased components, and a significant portion of our copper, leather and direct steel purchases are subject to price index agreements with our customers and suppliers. Certain of these strategies also may limit our opportunities in a declining price environment. In the current environment of elevated raw material, energy, commodity and product component costs, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. In addition, the availability of raw materials, energy, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2022.

LEAR CORPORATION
Financial Measures
In evaluating our financial condition and operating performance, we focus primarily on earnings, operating margins, cash flows and return on invested capital. Our strategy includes expanding our business with new and existing customers globally through new products, including those aligned with the trend toward electrification. We also have increased our vertical integration capabilities globally, as well as expanded our component manufacturing capacity in Asia, Eastern Europe, Mexico and Northern Africa and our low-cost engineering capabilities in Asia, Eastern Europe and Northern Africa.
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
Acquisition
On April 26, 2023, we completed the acquisition of I.G. Bauerhin ("IGB"), a privately held supplier of automotive seat heating, ventilation, active cooling, steering wheel heating, seat sensors and electronic control modules, headquartered in Grundau-Rothenbergen, Germany. IGB has more than 4,600 employees at nine manufacturing plants in seven countries. The acquisition of IGB furthers our comprehensive strategy to develop and integrate a complete portfolio of thermal comfort systems for automotive seating. IGB provides active cooling, as well as additional scale to our seat heating and ventilation capabilities and complements the lumbar and massage capabilities obtained with our acquisition of Kongsberg Automotive's Interior Comfort Systems business unit ("Kongsberg ICS") in February 2022. Further, the vertical integration opportunities provided by this acquisition help support our goal of achieving global market share gains in seat systems. The transaction is valued at approximately $175 million, net of cash acquired. On May 1, 2023, we borrowed $150 million under our delayed-draw term loan facility (the "Term Loan") to finance, in part, the acquisition of IGB.
Operational Restructuring
In the first half of 2023, we incurred pretax restructuring costs of $48 million and related manufacturing inefficiency charges of approximately $1 million, as compared to pretax restructuring costs of $72 million and related manufacturing inefficiency charges of approximately $3 million in the first half of 2022. None of the individual restructuring actions initiated in the first half of 2023 were material. Further, there have been no changes in previously initiated restructuring actions that have resulted (or will result) in a material change to our restructuring costs.
Our restructuring actions include plant closures and workforce reductions and are initiated to maintain our competitive footprint or are in response to customer initiatives or changes in global and regional automotive markets. Our restructuring actions are designed to maintain or improve our operating results and profitability throughout the automotive industry cycles. Restructuring actions are generally funded within twelve months of initiation and are funded by cash flows from operating activities and existing cash balances. We expect to incur approximately $21 million of additional restructuring costs related to activities initiated as of July 1, 2023, all of which are expected to be incurred in the next twelve months. We plan to implement additional restructuring actions in order to align our manufacturing capacity and other costs with prevailing regional automotive production levels. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
For further information, see Note 4, "Restructuring," to the condensed consolidated financial statements included in this Report.
Financing Transaction
On May 1, 2023, we borrowed $150 million under our Term Loan to finance, in part, the acquisition of IGB.
For further information related to our acquisition of IGB and our Term Loan, see Note 3, "Acquisitions," and Note 9, "Debt," to the condensed consolidated financial statements included in this Report.
Share Repurchase Program and Quarterly Cash Dividends
We may implement share repurchases through a variety of methods, including, but not limited to, open market purchases, accelerated stock repurchase programs and structured repurchase transactions. The extent to which we may repurchase our outstanding common stock and the timing of such repurchases will depend upon our financial condition, results of operations, capital requirements, prevailing market conditions, alternative uses of capital and other factors. See "— Forward-Looking Statements" below.

LEAR CORPORATION
Since the first quarter of 2011, our Board of Directors (the "Board") has authorized $6.1 billion in share repurchases under our common stock share repurchase program. In the first half of 2023, we repurchased $63 million of shares. As of July 1, 2023, we have a remaining repurchase authorization of $1.2 billion, which expires on December 31, 2024.
Our Board declared a quarterly cash dividend of $0.77 per share of common stock in the first and second quarters of 2023.
For further information related to our common stock share repurchase program and our quarterly cash dividends, see "— Liquidity and Capital Resources — Capitalization" below and Note 16, "Comprehensive Income (Loss) and Equity," to the condensed consolidated financial statements included in this Report.
Other Matters
In the three and six months ended July 1, 2023, we recognized net tax benefits of $14 million and $17 million, respectively, related to the release of valuation allowances at a foreign subsidiary, the release of tax reserves at several foreign subsidiaries, restructuring charges and various other items.
In the three and six months ended July 2, 2022, we recognized net tax benefits of $13 million and $25 million, respectively, related to the release of tax reserves at several foreign subsidiaries, the release of valuation allowances on the deferred tax assets of a foreign subsidiary, share-based compensation, restructuring charges and various other items.
Our results for the six months ended July 1, 2023 and July 2, 2022, reflect the following items (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Costs related to restructuring actions, including manufacturing inefficiencies of $1 million in the three and six months ended July 1, 2023, and $1 million and $3 million in the three and six months ended July 2, 2022, respectively	$34	$43	$49	$75
Acquisition costs	—	(1)	1	9
Acquisition-related inventory fair value adjustment	2	1	2	1
Intangible asset impairment	1	9	2	9
Costs (insurance recoveries) related to typhoon in the Philippines, net	—	(6)	—	5
Foreign exchange (gains) losses due to foreign exchange rate volatility related to Russia	(1)	2	(2)	14
Impairment of affiliate	—	—	5	—
Tax benefit, net	(14)	(13)	(17)	(25)
For further information regarding these items, see Note 3, "Acquisitions," Note 4, "Restructuring," Note 7, "Long-Lived Assets," Note 8, "Goodwill and Indefinite-Lived Intangible Assets," Note 13, "Other Expense, Net," Note 14, "Income Taxes," and Note 19, "Financial Instruments," to the condensed consolidated financial statements included in this Report.
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

LEAR CORPORATION
RESULTS OF OPERATIONS
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three Months Ended				Six Months Ended
	July 1, 2023		July 2, 2022		July 1, 2023		July 2, 2022
Net sales
Seating	$4,468.1	74.5%	$3,874.1	76.4%	$8,921.1	75.3%	$7,786.6	75.7%
E-Systems	1,531.1	25.5	1,196.9	23.6	2,923.6	24.7	2,492.8	24.3
Net sales	5,999.2	100.0	5,071.0	100.0	11,844.7	100.0	10,279.4	100.0
Cost of sales	5,542.2	92.4	4,731.1	93.3	10,957.7	92.5	9,618.0	93.6
Gross profit	457.0	7.6	339.9	6.7	887.0	7.5	661.4	6.4
Selling, general and administrative expenses	182.8	3.0	171.2	3.4	359.6	3.0	348.5	3.4
Amortization of intangible assets	16.0	0.3	24.6	0.5	31.9	0.3	40.3	0.4
Interest expense	26.2	0.4	24.9	0.5	50.4	0.4	49.8	0.5
Other expense, net	19.5	0.4	14.4	0.2	33.2	0.3	41.7	0.4
Provision for income taxes	41.5	0.7	23.5	0.5	87.1	0.8	43.9	0.4
Equity in net income of affiliates	(16.2)	(0.3)	(4.3)	(0.1)	(25.8)	(0.2)	(15.0)	(0.1)
Net income attributable to noncontrolling interests	18.5	0.3	17.1	0.3	38.3	0.3	34.3	0.3
Net income attributable to Lear	$168.7	2.8%	$68.5	1.4%	$312.3	2.6%	$117.9	1.1%
Three Months Ended July 1, 2023 vs. Three Months Ended July 2, 2022
Net sales in the second quarter of 2023 were $6.0 billion, as compared to $5.1 billion in the second quarter of 2022, an increase of $928 million or 18%. Higher production volumes on Lear platforms and new business in every region favorably impacted net sales by $642 million and $257 million, respectively. These increases were partially offset by the impact of foreign exchange rate fluctuations, which reduced net sales by $35 million.

(in millions)	Cost of Sales
Second quarter 2022	$4,731.1
Material cost	574.0
Labor and other	229.7
Depreciation	7.4
Second quarter 2023	$5,542.2
Cost of sales was $5.5 billion in the second quarter of 2023, as compared to $4.7 billion in the second quarter of 2022. Higher production volumes on Lear platforms and new business in every region increased cost of sales. These increases were partially offset by the impact of foreign exchange fluctuations, which reduced cost of sales.
Gross profit and gross margin were $457 million and 7.6% of net sales, respectively, in the second quarter of 2023, as compared to $340 million and 6.7% of net sales, respectively, in the second quarter of 2022. Higher production volumes on Lear platforms and new business positively impacted gross profit by $136 million. The impact of favorable operating performance, including the benefit of restructuring actions, was offset by selling price reductions. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $183 million in the second quarter of 2023, as compared to $171 million in the second quarter of 2022. As a percentage of net sales, selling, general and administrative expenses were 3.0% in the second quarter of 2023, as compared to 3.4% in the second quarter of 2022, primarily reflecting higher sales and lower restructuring costs in the second quarter of 2023.
Amortization of intangible assets was $16 million (including a $1 million impairment charge) in the second quarter of 2023, as compared to $25 million (including a $9 million impairment charge) in the second quarter of 2022.
Interest expense was $26 million in the second quarter of 2023, as compared to $25 million in the second quarter of 2022.
Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the disposal of fixed assets, the non-service cost

LEAR CORPORATION
components of net periodic benefit cost and other miscellaneous income and expense, was $20 million in the second quarter of 2023, as compared to $14 million in the second quarter of 2022. In the second quarters of 2023 and 2022, we recognized foreign exchange losses of $16 million and $6 million, respectively.
In the second quarter of 2023, the provision for income taxes was $42 million, representing an effective tax rate of 19.5% on pretax income before equity in net income of affiliates of $213 million. In the second quarter of 2022, the provision for income taxes was $24 million, representing an effective tax rate of 22.4% on pretax income before equity in net income of affiliates of $105 million, for the reasons described below. For further information, see Note 14, "Income Taxes," to the condensed consolidated financial statements included in this Report.
In the second quarters of 2023 and 2022, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In the second quarter of 2023, we recognized net tax benefits of $14 million related to the release of valuation allowances on the deferred tax assets of a foreign subsidiary, the release of tax reserves at several foreign subsidiaries, restructuring charges and various other items. In the second quarter of 2022, we recognized net tax benefits of $13 million related to the release of tax reserves at several foreign subsidiaries, share-based compensation, restructuring charges and various other items.
Excluding these items, the effective tax rate for the second quarters of 2023 and 2022 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $16 million in the second quarter of 2023, as compared to $4 million in the second quarter of 2022, primarily reflecting the higher earnings of certain of our joint ventures in Asia.
Net income attributable to Lear was $169 million, or $2.84 per diluted share, in the second quarter of 2023, as compared to $69 million, or $1.14 per diluted share, in the second quarter of 2022. Net income and diluted net income per share increased for the reasons described above.
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
Seating
A summary of the financial measures for our Seating segment is shown below (dollar amounts in millions):

	Three Months Ended
	July 1, 2023	July 2, 2022
Net sales	$4,468.1	$3,874.1
Segment earnings (1)	292.9	213.9
Margin	6.6%	5.5%
(1) See definition above

LEAR CORPORATION
Seating net sales were $4.5 billion in the second quarter of 2023, as compared to $3.9 billion in the second quarter of 2022, reflecting an increase of $594 million or 15%. Higher production volumes on Lear platforms and new business favorably impacted net sales by $413 million and $163 million, respectively. These increases were partially offset by foreign exchange fluctuations, which reduced net sales by $26 million.
Segment earnings, including restructuring costs, and the related margin on net sales were $293 million and 6.6% in the second quarter of 2023, as compared to $214 million and 5.5% in the second quarter of 2022. Higher production volumes on Lear platforms and new business positively impacted segment earnings by $89 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, was offset by selling price reductions and higher restructuring costs.
E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Three Months Ended
	July 1, 2023	July 2, 2022
Net sales	$1,531.1	$1,196.9
Segment earnings(1)	52.9	2.0
Margin	3.5%	0.2%
(1) See definition above
E-Systems net sales were $1.5 billion in the second quarter of 2023, as compared to $1.2 billion in the second quarter of 2022, reflecting an increase of $334 million or 28%. Higher production volumes on Lear platforms and new business favorably impacted net sales by $229 million and $94 million, respectively. These increases were partially offset by foreign exchange fluctuations, which reduced net sales by $9 million.
Segment earnings, including restructuring costs, and the related margin on net sales were $53 million and 3.5% in the second quarter of 2023, as compared to $2 million and 0.2% in the second quarter of 2022. Higher production volumes on Lear platforms and new business positively impacted segment earnings by $47 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, and lower restructuring costs was offset by selling price reductions.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three Months Ended
	July 1, 2023	July 2, 2022
Net sales	$—	$—
Segment earnings (1)	(87.6)	(71.8)
Margin	N/A	N/A
(1) See definition above
Segment earnings related to our other category were ($88) million in the second quarter of 2023, as compared to ($72) million in the second quarter of 2022, primarily reflecting higher compensation-related costs.
Six Months Ended July 1, 2023 vs. Six Months Ended July 2, 2022
Net sales for the six months ended July 1, 2023 were $11.8 billion, as compared to $10.3 billion for the six months ended July 2, 2022, an increase of $1.6 billion or 15%. Higher production volumes on Lear platforms and new business in every

LEAR CORPORATION
region favorably impacted net sales by $1.2 billion and $0.4 billion, respectively. These increases were partially offset by the impact of foreign exchange rate fluctuations, which reduced net sales by $0.2 billion.

(in millions)	Cost of Sales
First six months of 2022	$9,618.0
Material cost	978.4
Labor and other	351.4
Depreciation	9.9
First six months of 2023	$10,957.7
Cost of sales in the first six months of 2023 was $11.0 billion, as compared to $9.6 billion in the first six months of 2022. Higher production volumes on Lear platforms and new business in every region increased cost of sales. These increases were partially offset by the impact of foreign exchange fluctuations, which reduced cost of sales.
Gross profit and gross margin were $887 million and 7.5% of net sales, respectively, for the six months ended July 1, 2023, as compared to $661 million and 6.4% of net sales, respectively, for the six months ended July 2, 2022. Higher production volumes on Lear platforms and new business positively impacted gross profit by $240 million. The impact of favorable operating performance, including the benefit of restructuring actions, and lower restructuring costs was offset by selling price reductions and foreign exchange fluctuations. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $360 million in the first six months of 2023, as compared to $349 million in the first six months of 2022. As a percentage of net sales, selling, general and administrative expenses were 3.0% in the first six months of 2023, as compared to 3.4% in the first six months of 2022, primarily reflecting higher sales and lower restructuring costs in the first six months of 2023.
Amortization of intangible assets was $32 million, including a $2 million impairment charge, in the first six months of 2023, as compared to $40 million, including a $9 million impairment charge, in the first six months of 2022.
Interest expense was $50 million in the first six months of 2023 and 2022.
Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the disposal of fixed assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was $33 million in the six months ended July 1, 2023, as compared to $42 million in the six months ended July 2, 2022. In the first six months of 2023, we recognized foreign exchange losses of $21 million (including gains of $2 million related to foreign exchange rate volatility in Russia) and a loss of $5 million related to the impairment of an affiliate. In the first six months of 2022, we recognized foreign exchange losses of $26 million (including losses of $14 million related to foreign exchange rate volatility in Russia).
For the six months ended July 1, 2023, the provision for income taxes was $87 million, representing an effective tax rate of 21.1% on pretax income before equity in net income of affiliates of $412 million. For the six months ended July 2, 2022, the provision for income taxes was $44 million, representing an effective tax rate of 24.2% on pretax income before equity in net income of affiliates of $181 million, for reasons described below. For further information, see Note 14, "Income Taxes," to the condensed consolidated financial statements included in this Report.
In the first six months of 2023 and 2022, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In the first six months of 2023, we recognized net tax benefits of $17 million related to the release of valuation allowances on deferred tax assets of a foreign subsidiary, the release of tax reserves at several foreign subsidiaries, restructuring charges and various other items. In the first six months of 2022, we recognized net tax benefits of $25 million related to the release of tax reserves at several foreign subsidiaries, the release of valuation allowances on the deferred tax assets of a foreign subsidiary, share-based compensation, restructuring charges and various other items. Excluding these items, the effective tax rate for the first six months of 2023 and 2022 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $26 million in the first six months of 2023, as compared to $15 million in the first six months of 2022, primarily reflecting the higher earnings of certain of our joint ventures in Asia.
Net income attributable to Lear was $312 million, or $5.25 per diluted share, for the six months ended July 1, 2023, as compared to $118 million, or $1.96 per diluted share, for the six months ended July 2, 2022. Net income and diluted net income per share increased for the reasons described above.

LEAR CORPORATION
Reportable Operating Segments
We have two reportable operating segments: Seating and E-Systems. For a description of our reportable operating segments, see "Executive Overview" and "Three Months Ended July 1, 2023 vs. Three Months Ended July 2, 2022 — Reportable Operating Segments" above.
Seating
A summary of the financial measures for our Seating segment is shown below (dollar amounts in millions):

	Six Months Ended
	July 1, 2023	July 2, 2022
Net sales	$8,921.1	$7,786.6
Segment earnings (1)	578.7	414.0
Margin	6.5%	5.3%
(1) See definition above
Seating net sales were $8.9 billion for the six months ended July 1, 2023, as compared to $7.8 billion for the six months ended July 2, 2022, an increase of $1.1 billion or 15%. Higher production volumes on Lear platforms and new business favorably impacted net sales by $881 million and $288 million, respectively. Net sales also benefited by $87 million due to our acquisitions of IGB and Kongsberg ICS. These increases were partially offset by foreign exchange fluctuations, which reduced net sales by $164 million.
Segment earnings, including restructuring costs, and the related margin on net sales were $579 million and 6.5% for the six months ended July 1, 2023, as compared to $414 million and 5.3% for the six months ended July 2, 2022. Higher production volumes on Lear platforms and new business positively impacted segment earnings by $176 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, was offset by selling price reductions and foreign exchange fluctuations.
E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Six Months Ended
	July 1, 2023	July 2, 2022
Net sales	$2,923.6	$2,492.8
Segment earnings (1)	95.2	17.9
Margin	3.3%	0.7%
(1) See definition above
E-Systems net sales were $2.9 billion for the six months ended July 1, 2023, as compared to $2.5 billion for the six months ended July 2, 2022, an increase of $431 million or 17%. Higher production volumes on Lear platforms and new business favorably impacted net sales by $309 million and $118 million, respectively. These increases were partially offset by foreign exchange fluctuations, which reduced net sales by $69 million.
Segment earnings, including restructuring costs, and the related margin on net sales were $95 million and 3.3% for the six months ended July 1, 2023, as compared to $18 million and 0.7% for the six months ended July 2, 2022. Higher production volumes on Lear platforms and new business positively impacted segment earnings by $64 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, and lower restructuring costs was offset by selling price reductions and foreign exchange fluctuations.

LEAR CORPORATION
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Six Months Ended
	July 1, 2023	July 2, 2022
Net sales	$—	$—
Segment earnings(1)	(178.4)	(159.3)
Margin	N/A	N/A
(1) See definition above
Segment earnings related to our other category were ($178) million in the first six months of 2023, as compared to ($159) million in the first six months of 2022, primarily reflecting higher compensation-related costs.
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
As of July 1, 2023 and December 31, 2022, cash and cash equivalents of $595 million and $790 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans and the payment of dividends. There are no material restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear.
For further information related to potential dividends from our non-U.S. subsidiaries, see Note 9, "Income Taxes," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Adequacy of Liquidity Sources
As of July 1, 2023, we had $902 million of cash and cash equivalents on hand and $2.0 billion in available borrowing capacity under our credit agreement. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs for the foreseeable future and to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly cash dividends and repurchase shares of our common stock pursuant to our authorized common stock share repurchase program, although such actions are at the discretion of our Board and will depend upon our financial condition, results of operations, capital requirements, prevailing market conditions, alternative uses of capital and other factors that our Board may consider at its discretion.
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

LEAR CORPORATION
Cash Flows
A summary of net cash provided by (used in) operating activities is shown below (in millions):

	Six Months Ended
	July 1, 2023	July 2, 2022	Increase (Decrease) in Cash Flow
Consolidated net income and depreciation and amortization	$649	$447	$202
Net change in working capital items:
Accounts receivable	(775)	(469)	(306)
Inventory	(74)	(76)	2
Accounts payable	410	289	121
Accrued liabilities and other	111	78	33
Net change in working capital items	(328)	(178)	(150)
Other	(45)	(37)	(8)
Net cash provided by operating activities	$276	$232	$44

Net cash used in investing activities	$(450)	$(485)	$35

Net cash used in financing activities	$(48)	$(222)	$174
Operating Activities
In the first six months of 2023 and 2022, net cash provided by operating activities was $276 million and $232 million, respectively. The overall increase in operating cash flow primarily reflects our higher earnings in the first six months of 2023, as compared to the first six months of 2022, partially offset by a larger increase in working capital in the first six months of 2023, as compared to the first six months of 2022, to support our higher sales.
Investing Activities
Net cash used in investing activities was $450 million in the first six months of 2023, as compared to $485 million in the first six months of 2022. In the first six months of 2023, we paid $175 million for our acquisition of IGB. In the first six months of 2022, we paid $184 million for our acquisition of Kongsberg ICS. Capital spending was $280 million in the first six months of 2023, as compared to $303 million in the first six months of 2022. Capital spending is estimated to be $700 million in 2023.
Financing Activities
Net cash used in financing activities was $48 million in the first six months of 2023, as compared to $222 million in the first six months of 2022. In the first six months of 2023, we borrowed $150 million under our Term Loan and paid $53 million for repurchases of our common stock, $92 million in dividends to Lear stockholders and $46 million in dividends to noncontrolling interest holders. In the first six months of 2022, we paid $50 million for repurchases of our common stock, $94 million in dividends to Lear stockholders and $53 million in dividends to noncontrolling interest holders.
Capitalization
Short-Term Borrowings
We utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. As of July 1, 2023 and December 31, 2022, we had lines of credit from banks totaling $297 million and $298 million, respectively. As of July 1, 2023 and December 31, 2022, we had short-term debt balances outstanding related to draws on our lines of credit of $27 million and $10 million, respectively.
Senior Notes and Credit Agreement
For information related to our senior notes and credit agreement, see Note 9, "Debt," to the condensed consolidated financial statements included in this Report and Note 7, "Debt," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

LEAR CORPORATION
Term Loan
On May 1, 2023, we borrowed $150 million under our Term Loan to finance, in part, the acquisition of IGB.
For further information related to our acquisition of IGB and our Term Loan, see Note 3, "Acquisitions," and Note 9, "Debt," to the condensed consolidated financial statements included in this Report.
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
Commodity Prices and Availability
Raw material, energy and commodity costs can be volatile, reflecting, among other things, changes in supply and demand, logistics issues, global trade and tariff policies, and geopolitical issues. We have commodity price risk with respect to purchases of certain raw materials, including steel, copper, diesel fuel, chemicals, resins and leather. Our primary commodity cost exposures relate to steel, copper and leather. We have developed and implemented strategies to mitigate the impact of such costs through the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, contractual recovery mechanisms and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. Further, the majority of the steel used in our products is comprised of fabricated components that are integrated into a seat system, such as seat frames, recliner mechanisms, seat tracks and other mechanical components. Therefore, our exposure to changes in steel prices is primarily indirect, through purchased components. Additionally, approximately 91% of our copper purchases and a significant portion of our leather and direct steel purchases are subject to price index agreements with our customers and suppliers. Certain of these strategies also may limit our opportunities in a declining commodity price environment. In the current environment of elevated raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion of the adverse impact. If these costs increase, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance," in our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented and updated by Part II — Item 1A, "Risk Factors," in this Report.
For further information related to the financial instruments described above, see Note 19, "Financial Instruments," to the condensed consolidated financial statements included in this Report.
OTHER MATTERS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims, and environmental and other matters. As of July 1, 2023, we have recorded reserves for pending legal disputes, including commercial and contractual disputes, product liability claims and other legal matters, of $15 million. In addition, as of July 1, 2023, we have recorded reserves for product warranty and recall matters and environmental matters of $29 million and $8 million, respectively. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2022. For a more complete description of our outstanding material legal proceedings, see Note 17, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION
Significant Accounting Policies and Critical Accounting Estimates
Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. Accordingly, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates," and Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first six months of 2023.
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
A summary of the notional amount and estimated aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

	July 1, 2023	December 31, 2022
Notional amount (contract maturities < 24 months)	$2,215	$2,306
Fair value	200	63

LEAR CORPORATION
Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Chinese renminbi, the Honduran lempira, the Brazilian real and the Japanese yen.
A sensitivity analysis of our net transactional exposure is shown below (in millions):

		Potential Earnings Benefit (Adverse Earnings Impact)
	Hypothetical Strengthening % (1)	July 1, 2023	December 31, 2022
U.S. dollar	10%	$14	$8
Euro	10%	29	19
(1) Relative to all other currencies to which it is exposed for a twelve-month period
A sensitivity analysis related to the aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

		Estimated Change in Fair Value
	Hypothetical Change % (2)	July 1, 2023	December 31, 2022
U.S. dollar	10%	$74	$84
Euro	10%	102	70
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
Interest Rates
Our variable rate obligations are sensitive to changes in interest rates. As of July 1, 2023, we had $150 million outstanding under our Term Loan. Advances under the Term Loan generally bear interest based on the Daily or Term SOFR (as defined in the Term Loan agreement) plus a margin determined in accordance with a pricing grid that ranges from 1.00% to 1.525%.
A hypothetical 100 basis point increase in interest rates on our Term Loan would increase annual interest expense and related cash interest payments by approximately $2 million.
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
(b)Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended July 1, 2023, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

LEAR CORPORATION
In April 2023, the Company completed the acquisition of I.G. Bauerhin ("IGB") and is currently integrating IGB into its operations, compliance programs and internal control processes. IGB constituted approximately 2% of the Company's total assets as of July 1, 2023, including goodwill and intangible assets recorded as part of the purchase price allocations, and less than 1% of the Company's net sales for the three months ended July 1, 2023. Securities and Exchange Commission rules and regulations allow companies to exclude acquisitions from their assessment of the internal control over financial reporting during the first year following an acquisition while integrating the acquired company. The Company will exclude the acquired operations of IGB from its assessment of the Company's internal control over financial reporting as of December 31, 2023.
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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As discussed in Part I — Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Share Repurchase Program and Quarterly Cash Dividends," and Note 16, "Comprehensive Income (Loss) and Equity," to the condensed consolidated financial statements included in this Report, we have a remaining repurchase authorization of $1,166.3 million under our ongoing common stock share repurchase program.
A summary of the shares of our common stock repurchased during the quarter ended July 1, 2023, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
April 2, 2023 through April 29, 2022	$8,987	$126.87	$8,987	$1,203.2
April 30, 2023 through May 27, 2023	119,413	$123.88	119,413	1,188.4
May 28, 2023 through July 1, 2023	158,230	$139.46	158,230	1,166.3
Total	$286,630	$132.58	$286,630	$1,166.3
ITEM 5 — OTHER INFORMATION
(c)Furnish the information required by Item 408(a) of Regulation S-K (17 CFR 229.408(a)).
During the three months ended July 1, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

LEAR CORPORATION
ITEM 6 — EXHIBITS
Exhibit Index

	Exhibit Number		Exhibit Name
**	10.1	*	Lear Corporation 2019 Long-Term Stock Incentive Plan (amended and restated as of May 18, 2023)
**	31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
**	31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
**	32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
***	101.INS		XBRL Instance Document
****	101.SCH		XBRL Taxonomy Extension Schema Document.
****	101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
****	101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
****	101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
****	101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
***	104		Cover Page Interactive Data File

*	Compensatory plan or arrangement.
**	Filed herewith.
***	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
****	Submitted electronically with the Report.

LEAR CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated:	August 1, 2023	By:	/s/ Raymond E. Scott
Raymond E. Scott
President and Chief Executive Officer

		By:	/s/ Jason M. Cardew
Jason M. Cardew
Senior Vice President and Chief Financial Officer