Form 10-Q
period 2023-09-30
LEAR CORP
filed 2023-10-26
CIK 842162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 23, 2023, the number of shares outstanding of the registrant's common stock was 58,259,871 shares.

LEAR CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2023
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

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30, 2023(1)	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$979.7	$1,114.9
Accounts receivable	4,041.2	3,451.9
Inventories	1,788.3	1,573.6
Other	928.5	853.7
Total current assets	7,737.7	6,994.1
LONG-TERM ASSETS:
Property, plant and equipment, net	2,886.0	2,854.0
Goodwill	1,714.1	1,660.6
Other	2,275.9	2,254.3
Total long-term assets	6,876.0	6,768.9
Total assets	$14,613.7	$13,763.0

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$26.7	$9.9
Accounts payable and drafts	3,556.5	3,206.1
Accrued liabilities	2,117.9	1,961.5
Current portion of long-term debt	0.3	10.8
Total current liabilities	5,701.4	5,188.3
LONG-TERM LIABILITIES:
Long-term debt	2,742.1	2,591.2
Other	1,186.9	1,153.2
Total long-term liabilities	3,929.0	3,744.4
EQUITY:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 64,571,405 shares issued as of September 30, 2023 and December 31, 2022	0.6	0.6
Additional paid-in capital	1,037.2	1,023.1
Common stock held in treasury, 6,315,867 and 5,493,211 shares as of September 30, 2023 and December 31, 2022, respectively, at cost	(869.8)	(753.9)
Retained earnings	5,519.3	5,214.1
Accumulated other comprehensive loss	(828.5)	(805.1)
Lear Corporation stockholders' equity	4,858.8	4,678.8
Noncontrolling interests	124.5	151.5
Equity	4,983.3	4,830.3
Total liabilities and equity	$14,613.7	$13,763.0
 (1)     Unaudited
The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$5,781.0	$5,241.2	$17,625.7	$15,520.6

Cost of sales	5,362.8	4,864.3	16,320.5	14,482.3
Selling, general and administrative expenses	182.5	163.9	542.1	512.4
Amortization of intangible assets	15.5	15.2	47.4	55.5
Interest expense	25.7	24.8	76.1	74.6
Other expense, net	5.8	18.1	39.0	59.8
Consolidated income before provision for income taxes and equity in net income of affiliates	188.7	154.9	600.6	336.0
Provision for income taxes	47.0	41.7	134.1	85.6
Equity in net income of affiliates	(10.4)	(6.0)	(36.2)	(21.0)
Consolidated net income	152.1	119.2	502.7	271.4
Less: Net income attributable to noncontrolling interests	19.2	26.9	57.5	61.2
Net income attributable to Lear	$132.9	$92.3	$445.2	$210.2

Basic net income per share attributable to Lear (Note 15)	$2.26	$1.55	$7.54	$3.52

Diluted net income per share attributable to Lear (Note 15)	$2.25	$1.54	$7.50	$3.50

Cash dividends declared per share	$0.77	$0.77	$2.31	$2.31

Average common shares outstanding	58,766,586	59,551,765	59,072,189	59,794,788

Average diluted shares outstanding	59,075,638	59,785,860	59,333,590	60,031,484

Consolidated comprehensive income (loss) (Condensed Consolidated Statements of Equity)	$4.6	$(57.2)	$472.8	$(96.0)
Less: Comprehensive income attributable to noncontrolling interests	18.5	19.3	51.0	46.6
Comprehensive income (loss) attributable to Lear	$(13.9)	$(76.5)	$421.8	$(142.6)
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended September 30, 2023
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at July 1, 2023	$0.6	$1,027.1	$(797.8)	$5,432.3	$(681.7)	$4,980.5
Comprehensive income (loss):
Net income	—	—	—	132.9	—	132.9
Other comprehensive loss	—	—	—	—	(146.8)	(146.8)
Total comprehensive income (loss)	—	—	—	132.9	(146.8)	(13.9)
Stock-based compensation	—	16.1	—	—	—	16.1
Net issuance of 27,590 shares held in treasury in settlement of stock-based compensation	—	(6.0)	3.7	0.1	—	(2.2)
Repurchase of 521,552 shares of common stock at average price of $143.57 per share	—	—	(75.7)	—	—	(75.7)
Dividends declared to Lear Corporation stockholders	—	—	—	(46.0)	—	(46.0)
Dividends declared to noncontrolling interest holders	—	—	—	—	—	—
Balance at September 30, 2023	$0.6	$1,037.2	$(869.8)	$5,519.3	$(828.5)	$4,858.8

	Nine Months Ended September 30, 2023
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at January 1, 2023	$0.6	$1,023.1	$(753.9)	$5,214.1	$(805.1)	$4,678.8
Comprehensive income (loss):
Net income	—	—	—	445.2	—	445.2
Other comprehensive loss	—	—	—	—	(23.4)	(23.4)
Total comprehensive income (loss)	—	—	—	445.2	(23.4)	421.8
Stock-based compensation	—	51.2	—	—	—	51.2
Net issuance of 168,428 shares held in treasury in settlement of stock-based compensation	—	(37.1)	23.3	(1.0)	—	(14.8)
Repurchase of 991,084 shares of common stock at average price of $139.22 per share	—	—	(139.2)	—	—	(139.2)
Dividends declared to Lear Corporation stockholders	—	—	—	(139.0)	—	(139.0)
Dividends declared to noncontrolling interest holders	—	—	—	—	—	—
Balance at September 30, 2023	$0.6	$1,037.2	$(869.8)	$5,519.3	$(828.5)	$4,858.8
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended September 30, 2023
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity
Balance at July 1, 2023	$4,980.5	$110.8	$5,091.3
Comprehensive income (loss):
Net income	132.9	19.2	152.1
Other comprehensive loss	(146.8)	(0.7)	(147.5)
Total comprehensive income (loss)	(13.9)	18.5	4.6
Stock-based compensation	16.1	—	16.1
Net issuance of 27,590 shares held in treasury in settlement of stock-based compensation	(2.2)	—	(2.2)
Repurchase of 521,552 shares of common stock at average price of $143.57 per share	(75.7)	—	(75.7)
Dividends declared to Lear Corporation stockholders	(46.0)	—	(46.0)
Dividends declared to noncontrolling interest holders	—	(4.8)	(4.8)
Balance at September 30, 2023	$4,858.8	$124.5	$4,983.3

	Nine Months Ended September 30, 2023
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity
Balance at January 1, 2023	$4,678.8	$151.5	$4,830.3
Comprehensive income (loss):
Net income	445.2	57.5	502.7
Other comprehensive loss	(23.4)	(6.5)	(29.9)
Total comprehensive income (loss)	421.8	51.0	472.8
Stock-based compensation	51.2	—	51.2
Net issuance of 168,428 shares held in treasury in settlement of stock-based compensation	(14.8)	—	(14.8)
Repurchase of 991,084 shares of common stock at average price of $139.22 per share	(139.2)	—	(139.2)
Dividends declared to Lear Corporation stockholders	(139.0)	—	(139.0)
Dividends declared to noncontrolling interest holders	—	(78.0)	(78.0)
Balance at September 30, 2023	$4,858.8	$124.5	$4,983.3
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

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended
	September 30, 2023	October 1, 2022
Cash Flows from Operating Activities:
Consolidated net income	$502.7	$271.4
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	450.3	434.3
Net change in recoverable customer engineering, development and tooling	(65.3)	(84.1)
Net change in working capital items (see below)	(254.0)	(214.9)
Other, net	45.9	77.5
Net cash provided by operating activities	679.6	484.2
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(433.3)	(442.9)
Acquisitions, net of cash acquired	(174.5)	(184.2)
Other, net	4.7	10.4
Net cash used in investing activities	(603.1)	(616.7)
Cash Flows from Financing Activities:
Short-term borrowings, net	17.6	7.6
Term loan borrowings	150.0	—
Repurchases of common stock	(138.0)	(75.2)
Dividends paid to Lear Corporation stockholders	(137.3)	(139.4)
Dividends paid to noncontrolling interests	(73.8)	(84.6)
Other, net	(26.3)	(21.6)
Net cash used in financing activities	(207.8)	(313.2)
Effect of foreign currency translation	(2.9)	(31.3)
Net Change in Cash, Cash Equivalents and Restricted Cash	(134.2)	(477.0)
Cash, Cash Equivalents and Restricted Cash as of Beginning of Period	1,117.4	1,321.3
Cash, Cash Equivalents and Restricted Cash as of End of Period	$983.2	$844.3

Changes in Working Capital Items:
Accounts receivable	$(614.7)	$(796.7)
Inventories	(185.4)	(111.7)
Accounts payable (including $15.4 million of cash paid in 2023 in conjunction with the acquisition of IGB to settle pre-existing accounts payable)	370.9	570.9
Accrued liabilities and other	175.2	122.6
Net change in working capital items	$(254.0)	$(214.9)

Supplementary Disclosure:
Cash paid for interest	$78.5	$64.8
Cash paid for income taxes, net of refunds received	$165.8	$156.6
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
(2) Current Operating Environment
Since 2020, the automotive industry has experienced a decline in global production volumes. Although industry production has recovered modestly and is expected to return to 2019 pre-pandemic levels in 2023, industry production remains below 2017 peak levels. Further, the global economy, as well as the automotive industry, have been influenced directly and indirectly by macroeconomic events resulting in unfavorable conditions, including shortages of semiconductor chips and other components, elevated inflation levels, higher interest rates, and labor and energy shortages in certain markets. Beginning in the third quarter of 2023 and continuing into the fourth quarter, the automotive industry has also been impacted by labor strikes and related disruptions at certain of the Company's customers' facilities in the United States. These factors, amongst others, continue to impact consumer demand as well as the ability of automotive manufactures to produce vehicles to meet demand.
The accompanying condensed consolidated financial statements reflect estimates and assumptions made by management as of September 30, 2023, and for the nine months then ended. Such estimates and assumptions affect, among other things, the Company's goodwill; long-lived asset valuations; inventory valuations; valuations of deferred income taxes and income tax contingencies; and credit losses related to the Company's financial instruments. Events and circumstances arising after September 30, 2023, will be reflected in management's estimates and assumptions in future periods.
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
The acquisition of IGB was accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying condensed consolidated balance sheet as of September 30, 2023. The operating results and cash flows of IGB are included in the accompanying condensed consolidated financial statements from the date of acquisition in the Company's Seating segment.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The preliminary purchase price and related allocation are shown below (in millions):

	July 1, 2023	Adjustments	September 30, 2023
Preliminary purchase price, net of acquired cash	$174.5	$—	$174.5

Property, plant and equipment	49.7	(1.3)	48.4
Other assets purchased and liabilities assumed, net	37.9	(2.2)	35.7
Goodwill	69.9	5.1	75.0
Intangible assets	17.0	(1.6)	15.4
Preliminary purchase price allocation	$174.5	$—	$174.5
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
The Company incurred transaction costs of $0.6 million and $1.2 million in the first nine months of 2023 and 2022, respectively. These costs were expensed as incurred and are recorded in selling, general and administrative expenses.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of the changes in the Company's restructuring reserves is shown below (in millions):

Balance at January 1, 2023	$82.9
Provision for employee termination benefits	73.1
Payments, utilizations and foreign currency	(50.8)
Balance at September 30, 2023	$105.2
Charges recorded in connection with the Company's restructuring actions are shown below (in millions):

	Nine Months Ended
	September 30, 2023	October 1, 2022
Employee termination benefits	$73.1	$69.1
Asset impairments
Property, plant and equipment	2.8	1.7
Right-of-use assets	9.6	6.4
Contract termination costs	2.5	2.4
Other related costs	8.3	9.4
	$96.3	$89.0
Restructuring charges by income statement line item are shown below (in millions):

	Nine Months Ended
	September 30, 2023	October 1, 2022
Cost of sales	$85.9	$69.8
Selling, general and administrative expenses	10.4	19.2
	$96.3	$89.0
Restructuring charges by operating segment are shown below (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Seating	$28.5	$12.0	$65.4	$46.8
E-Systems	19.7	5.2	29.7	37.1
Other	—	0.1	1.2	5.1
	$48.2	$17.3	$96.3	$89.0
The Company expects to incur approximately $20 million and approximately $3 million of additional restructuring costs in its Seating and E-Systems segments, respectively, related to activities initiated as of September 30, 2023, and expects that the components of such costs will be consistent with its historical experience.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(5) Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.
A summary of inventories is shown below (in millions):

	September 30, 2023	December 31, 2022
Raw materials	$1,290.4	$1,216.8
Work-in-process	145.8	126.6
Finished goods	512.8	391.9
Reserves	(160.7)	(161.7)
Inventories	$1,788.3	$1,573.6
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
During the first nine months of 2023 and 2022, the Company capitalized $215.5 million and $181.4 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During the first nine months of 2023 and 2022, the Company also capitalized $121.3 million and $128.0 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets.
During the first nine months of 2023 and 2022, the Company collected $273.5 million and $245.5 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer E&D and tooling costs related to long-term supply agreements included in the accompanying condensed consolidated balance sheets is shown below (in millions):

	September 30, 2023	December 31, 2022
Current	$235.7	$175.7
Long-term	161.2	161.3
Recoverable customer E&D and tooling	$396.9	$337.0
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of property, plant and equipment is shown below (in millions):

	September 30, 2023	December 31, 2022
Land	$106.3	$104.6
Buildings and improvements	899.8	868.6
Machinery and equipment	5,117.2	4,871.5
Construction in progress	407.3	378.0
Total property, plant and equipment	6,530.6	6,222.7
Less – accumulated depreciation	(3,644.6)	(3,368.7)
Property, plant and equipment, net	$2,886.0	$2,854.0
Depreciation expense was $136.4 million and $124.1 million in the three months ended September 30, 2023 and October 1, 2022, respectively, and $402.9 million and $378.8 million in the nine months ended September 30, 2023 and October 1, 2022, respectively.
The Company monitors its long-lived assets for impairment indicators on an ongoing basis in accordance with GAAP. If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value estimates of long-lived assets are based on independent appraisals or discounted cash flows, giving consideration to the highest and best use of the assets. Key assumptions used in the appraisals are based on a combination of market and cost approaches, as appropriate.
In the first nine months of 2023 and 2022, the Company recognized property, plant and equipment impairment charges of $2.8 million and $1.7 million, respectively, in conjunction with its restructuring actions (Note 4, "Restructuring"). In the first nine months of 2023 and 2022, the Company recognized additional property, plant and equipment impairment charges of $2.6 million and $5.7 million, respectively. The impairment charges are included in cost of sales in the accompanying condensed consolidated statements of comprehensive income (loss).
Definite-Lived Intangible Assets
In the nine months ended September 30, 2023, the Company recognized impairment charges of $1.9 million related to certain intangible assets of its E-Systems segment resulting from a change in the intended use of such assets. The impairment charges are included in amortization of intangible assets in the accompanying condensed consolidated statement of comprehensive income (loss).
(8) Goodwill and Indefinite-Lived Intangible Assets
Goodwill
A summary of the changes in the carrying amount of goodwill, by operating segment, in the nine months ended September 30, 2023, is shown below (in millions):

	Seating	E-Systems	Total
Balance at January 1, 2023	$1,261.1	$399.5	$1,660.6
Acquisition	75.0	—	75.0
Foreign currency translation and other	(15.4)	(6.1)	(21.5)
Balance at September 30, 2023	$1,320.7	$393.4	$1,714.1
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
There was no impairment of goodwill in the first nine months of 2023 and 2022. The Company will, however, continue to assess the impact of significant industry and other events on its recorded goodwill.
For further information related to the acquisition, see Note 3, "Acquisitions."
Indefinite-Lived Intangible Assets
In the nine months ended October 1, 2022, the Company recognized an impairment charge of $8.9 million related to an intangible asset of its E-Systems segment resulting from a change in the intended use of such asset. The impairment charge is included in amortization of intangible assets in the accompanying condensed consolidated statement of comprehensive income (loss).
(9) Debt
Short-Term Borrowings
The Company utilizes uncommitted lines of credit as needed for its short-term working capital fluctuations. As of September 30, 2023 and December 31, 2022, the Company had lines of credit from banks totaling $272.4 million and $298.2 million, respectively. As of September 30, 2023 and December 31, 2022, the Company had short-term debt balances outstanding related to draws on the lines of credit of $26.7 million and $9.9 million, respectively.
Long-Term Debt
A summary of long-term debt, net of unamortized debt issuance costs and unamortized original issue premium (discount), and the related weighted average interest rates is shown below (in millions):

	September 30, 2023
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
Delayed-Draw Term Loan Facility (the "Term Loan")	$150.0	$(0.6)	$—	$149.4	6.635%
3.8% Senior Notes due 2027 (the "2027 Notes")	550.0	(1.8)	(1.5)	546.7	3.885%
4.25% Senior Notes due 2029 (the "2029 Notes")	375.0	(1.7)	(0.7)	372.6	4.288%
3.5% Senior Notes due 2030 (the "2030 Notes")	350.0	(1.8)	(0.5)	347.7	3.525%
2.6% Senior Notes due 2032 (the "2032 Notes")	350.0	(2.6)	(0.6)	346.8	2.624%
5.25% Senior Notes due 2049 (the "2049 Notes")	625.0	(5.7)	12.8	632.1	5.103%
3.55% Senior Notes due 2052 (the "2052 Notes")	350.0	(3.7)	(0.5)	345.8	3.558%
Other	1.3	—	—	1.3	N/A
	$2,751.3	$(17.9)	$9.0	$2,742.4
Less — Current portion				(0.3)
Long-term debt				$2,742.1

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
As of September 30, 2023, the Company was in compliance with all covenants under the indentures governing the Notes.
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
As of September 30, 2023 and December 31, 2022, there were no borrowings outstanding under the Credit Agreement.
Advances under the Credit Agreement generally bear interest based on (i) Term Benchmark, Central Bank Rate and Risk Free Rate ("RFR") (in each case, as defined in the Credit Agreement) or (ii) Alternate Base Rate ("ABR") and Canadian Prime Rate (in each case, as defined in the Credit Agreement). As of September 30, 2023, the ranges and rates are as follows:

	Term Benchmark, Central Bank Rate and RFR Loans			ABR and Canadian Prime Rate Loans
			Rate as of			Rate as of
	Minimum	Maximum	September 30, 2023	Minimum	Maximum	September 30, 2023
Credit Agreement	0.925%	1.450%	1.125%	0.000%	0.450%	0.125%

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
As of September 30, 2023, the Company was in compliance with all covenants under the Credit Agreement.
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
The Term Loan contains the same covenants as the Credit Agreement. As of September 30, 2023, the Company was in compliance with all covenants under the Term Loan.
Other Long-Term Debt
As of September 30, 2023, other long-term debt, including the current portion, consists of amounts outstanding under finance lease agreements. As of December 31, 2022, other long-term debt, including the current portion, consists of amounts outstanding under an unsecured working capital loan and a finance lease agreement.
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
(10) Leases
The Company has operating leases for production, office and warehouse facilities, manufacturing and office equipment and vehicles. Operating lease assets and obligations included in the accompanying condensed consolidated balance sheets are shown below (in millions):

	September 30, 2023	December 31, 2022
Right-of-use assets under operating leases:
Other long-term assets	$731.9	$701.8
Lease obligations under operating leases:
Accrued liabilities	$149.2	$136.8
Other long-term liabilities	620.7	595.1
	$769.9	$731.9

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Maturities of lease obligations as of September 30, 2023, are shown below (in millions):

September 30, 2023
2023 (1)	$46.4
2024	170.5
2025	146.8
2026	123.7
2027	102.2
Thereafter	290.7
Total undiscounted cash flows	880.3
Less: Imputed interest	(110.4)
Lease obligations under operating leases	$769.9
(1) For the remaining three months
Cash flow information related to operating leases is shown below (in millions):

	Nine Months Ended
	September 30, 2023	October 1, 2022
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$152.4	$166.6
Operating cash flows:
Cash paid related to operating lease obligations	$137.0	$121.5
In addition to the right-of-use assets obtained in exchange for operating lease obligations shown above, in the nine months ended September 30, 2023, the Company acquired $14.3 million of right-of-use assets and related lease obligations in conjunction with its acquisition of IGB (Note 3, "Acquisitions").
Lease expense included in the accompanying condensed consolidated statements of comprehensive income (loss) is shown below (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Operating lease expense	$46.5	$40.5	$136.0	$122.8
Short-term lease expense	5.2	5.7	15.4	16.5
Variable lease expense	2.3	2.1	7.3	6.2
Total lease expense	$54.0	$48.3	$158.7	$145.5
In the nine months ended September 30, 2023 and October 1, 2022, the Company recognized impairment charges of $9.6 million and $6.4 million, respectively, related to its right-of-use assets in conjunction with its restructuring actions (see Note 4, "Restructuring"). In the three and nine months ended October 1, 2022, the Company recognized additional right-of-use asset impairment charges of $7.0 million related to its Russian operations. The impairment charges are included in cost of sales in the accompanying condensed consolidated statements of comprehensive income (loss).

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The weighted average lease term and discount rate for operating leases are shown below:

September 30, 2023
Weighted average remaining lease term	Seven years
Weighted average discount rate	3.9%
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
Net Periodic Pension and Other Postretirement Benefit (Credit) Cost
The components of the Company's net periodic pension benefit (credit) cost are shown below (in millions):

	Three Months Ended				Nine Months Ended
	September 30, 2023		October 1, 2022		September 30, 2023		October 1, 2022
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$0.8	$—	$1.0	$—	$2.4	$—	$3.1
Interest cost	5.2	4.3	3.9	2.8	15.6	12.6	11.6	8.6
Expected return on plan assets	(5.0)	(4.1)	(6.0)	(4.3)	(15.2)	(12.2)	(17.9)	(13.1)
Amortization of actuarial loss	0.2	0.4	0.5	1.0	0.7	1.4	1.5	3.1
Settlement (gain) loss	—	—	—	—	(0.1)	—	0.4	—
Net periodic benefit (credit) cost	$0.4	$1.4	$(1.6)	$0.5	$1.0	$4.2	$(4.4)	$1.7
The components of the Company's net periodic other postretirement benefit (credit) cost are shown below (in millions):

	Three Months Ended				Nine Months Ended
	September 30, 2023		October 1, 2022		September 30, 2023		October 1, 2022
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Interest cost	$0.3	$0.2	$0.3	$0.1	$1.1	$0.7	$1.1	$0.5
Amortization of actuarial gain	(0.8)	—	(0.3)	—	(2.5)	(0.1)	(0.9)	—
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)	—
Net periodic benefit (credit) cost	$(0.5)	$0.2	$—	$0.1	$(1.5)	$0.6	$0.1	$0.5
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
Revenue is recognized at a point in time when control of the product is transferred to the customer under standard commercial terms, as the Company does not have an enforceable right to payment prior to such transfer. The amount of revenue recognized

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
reflects the consideration that the Company expects to be entitled to in exchange for those products based on the current purchase orders, annual price reductions and ongoing price adjustments. In the first nine months of 2023 and 2022, revenue recognized related to prior years represented approximately 1% of consolidated net sales. The Company's customers pay for products received in accordance with payment terms that are customary within the industry. The Company's contracts with its customers do not have significant financing components.
The Company records a contract liability for advances received from its customers. As of September 30, 2023 and December 31, 2022, there were no significant contract liabilities recorded. Further, in the first nine months of 2023 and 2022, there were no significant contract liabilities recognized in revenue.
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
A summary of the Company's revenue by reportable operating segment and geography is shown below (in millions):

	Three Months Ended
	September 30, 2023			October 1, 2022
	Seating	E-Systems	Total	Seating	E-Systems	Total
North America	$1,916.2	$465.2	$2,381.4	$1,888.8	$395.4	$2,284.2
Europe and Africa	1,437.0	578.4	2,015.4	1,116.7	472.1	1,588.8
Asia	761.8	380.7	1,142.5	719.7	423.2	1,142.9
South America	169.9	71.8	241.7	162.6	62.7	225.3
	$4,284.9	$1,496.1	$5,781.0	$3,887.8	$1,353.4	$5,241.2

	Nine Months Ended
	September 30, 2023			October 1, 2022
	Seating	E-Systems	Total	Seating	E-Systems	Total
North America	$5,929.5	$1,301.7	$7,231.2	$5,553.4	$1,122.1	$6,675.5
Europe and Africa	4,601.5	1,837.4	6,438.9	3,650.3	1,474.4	5,124.7
Asia	2,187.2	1,083.9	3,271.1	2,013.3	1,075.7	3,089.0
South America	487.8	196.7	684.5	457.4	174.0	631.4
	$13,206.0	$4,419.7	$17,625.7	$11,674.4	$3,846.2	$15,520.6
(13) Other Expense, Net
Other expense, net includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the disposal of fixed assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense.
A summary of other expense, net is shown below (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Other expense	$9.1	$20.3	$43.2	$66.2
Other income	(3.3)	(2.2)	(4.2)	(6.4)
Other expense, net	$5.8	$18.1	$39.0	$59.8

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
In the three months ended September 30, 2023, other income includes net foreign currency transaction gains of $0.2 million. In the nine months ended September 30, 2023, other expense includes net foreign currency transaction losses of $20.8 million and a loss of $5.0 million related to the impairment of an affiliate.
In the three and nine months ended October 1, 2022, other expense includes net foreign currency transaction losses of $12.8 million and $38.6 million, respectively, including $10.6 million related to €140 million of foreign currency contracts in connection with the Company's acquisition of IGB and losses of $0.8 million and $14.5 million, respectively, related to foreign exchange rate volatility in Russia.
(14) Income Taxes
A summary of the provision for income taxes and the corresponding effective tax rate for the three and nine months ended September 30, 2023 and October 1, 2022, is shown below (in millions, except effective tax rates):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Provision for income taxes	$47.0	$41.7	$134.1	$85.6
Pretax income before equity in net income of affiliates	$188.7	$154.9	$600.6	$336.0
Effective tax rate	24.9%	26.9%	22.3%	25.5%
The Company's provision for income taxes is impacted by the level and mix of earnings among tax jurisdictions. In addition, the Company recognized discrete tax benefits (expense) on the significant items shown below (in millions):

	Nine Months Ended
	September 30, 2023	October 1, 2022
Restructuring charges and various other items	$17.0	$25.0
Release of tax reserves	2.3	4.7
Share-based compensation	(0.5)	1.3
Valuation allowances on deferred tax assets	5.7	(2.6)
	$24.5	$28.4
Excluding the items above, the effective tax rate for the first nine months of 2023 and 2022 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
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
A summary of information used to compute basic and diluted net income per share attributable to Lear is shown below (in millions, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net income attributable to Lear	$132.9	$92.3	$445.2	$210.2

Average common shares outstanding	58,766,586	59,551,765	59,072,189	59,794,788
Dilutive effect of common stock equivalents	309,052	234,095	261,401	236,696
Average diluted shares outstanding	59,075,638	59,785,860	59,333,590	60,031,484

Basic net income per share attributable to Lear	$2.26	$1.55	$7.54	$3.52

Diluted net income per share attributable to Lear	$2.25	$1.54	$7.50	$3.50

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
Accumulated Other Comprehensive Loss
A summary of changes, net of tax, in accumulated other comprehensive loss for the three months ended September 30, 2023, is shown below (in millions):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Defined benefit plans:
Balance at beginning of period	$(96.3)	$(95.7)
Reclassification adjustments (net of tax expense of $0.1 million in the nine months ended September 30, 2023)	(0.2)	(0.8)
Other comprehensive income recognized during the period	1.2	1.2
Balance at end of period	$(95.3)	$(95.3)
Derivative instruments and hedging:
Balance at beginning of period	$133.0	$33.4
Reclassification adjustments (net of tax benefit of $11.1 million and $24.8 million in the three and nine months ended September 30, 2023, respectively)	(45.2)	(98.8)
Other comprehensive income (loss) recognized during the period (net of tax benefit (expense) of $2.3 million and ($36.5) million in the three and nine months ended September 30, 2023, respectively)	(6.5)	146.7
Balance at end of period	$81.3	$81.3
Foreign currency translation:
Balance at beginning of period	$(718.4)	$(742.8)
Other comprehensive loss recognized during the period (net of tax expense of $0.7 million three months ended September 30, 2023)	(96.1)	(71.7)
Balance at end of period	$(814.5)	$(814.5)

Total accumulated other comprehensive loss	$(828.5)	$(828.5)
In the three months ended September 30, 2023, foreign currency translation adjustments are primarily related to the weakening of the Euro and, to a lesser extent, the Brazilian real relative to the U.S. dollar. In the nine months ended September 30, 2023, foreign currency translation adjustments are primarily related to the weakening of the Chinese renminbi and, to a lesser extent, the Euro, partially offset by the strengthening of the Brazilian real, relative to the U.S. dollar.
In the three and nine months ended September 30, 2023, foreign currency translation adjustments include pretax losses of $0.3 million and $0.1 million, respectively, related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.
In the three months ended September 30, 2023, foreign currency translation adjustments also include derivative net investment hedge losses of $3.3 million.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of changes, net of tax, in accumulated other comprehensive loss for the three and nine months ended October 1, 2022, is shown below (in millions):

	Three Months Ended October 1, 2022	Nine Months Ended October 1, 2022
Defined benefit plans:
Balance at beginning of period	$(194.5)	$(199.4)
Reclassification adjustments (net of tax expense of $0.2 million and $0.7 million in the three and nine months ended October 1, 2022, respectively)	1.0	3.3
Other comprehensive income recognized during the period	5.2	7.8
Balance at end of period	$(188.3)	$(188.3)
Derivative instruments and hedging:
Balance at beginning of period	$(7.2)	$(18.6)
Reclassification adjustments (net of tax benefit of $2.3 million and $5.6 million in the three and nine months ended October 1, 2022, respectively)	(9.2)	(23.6)
Other comprehensive income recognized during the period (net of tax expense of $3.8 million and $10.0 million in the three and nine months ended October 1, 2022, respectively)	16.1	41.9
Balance at end of period	$(0.3)	$(0.3)
Foreign currency translation:
Balance at beginning of period	$(752.5)	$(552.2)
Other comprehensive loss recognized during the period (net of tax expense of $2.7 million and $7.1 million in the three and nine months ended October 1, 2022, respectively)	(181.9)	(382.2)
Balance at end of period	$(934.4)	$(934.4)

Total accumulated other comprehensive loss	$(1,123.0)	$(1,123.0)
In the three and nine months ended October 1, 2022, foreign currency translation adjustments are primarily related to the weakening of the Euro and, to a lesser extent, the Chinese renminbi, relative to the U.S. dollar.
In the three and nine months ended October 1, 2022, foreign currency translation adjustments include pretax losses of $0.7 million and $2.0 million, respectively, related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.
In the three and nine months ended October 1, 2022, foreign currency translation adjustments also include derivative net investment hedge gains of $14.8 million and $34.2 million, respectively.
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
The Company has a common stock share repurchase program (the "Repurchase Program") which permits the discretionary repurchase of its common stock. Since its inception in the first quarter of 2011, the Company's Board of Directors (the "Board") has authorized $6.1 billion in share repurchases under the Repurchase Program, and the Company has repurchased, in aggregate, $5.0 billion of its outstanding common stock, at an average price of $92.42 per share, excluding commissions and related fees. As of September 30, 2023, the Company had a remaining purchase authorization of $1.1 billion under the Repurchase Program, which expires on December 31, 2024.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Share repurchases in the first nine months of 2023 and the remaining purchase authorization as of September 30, 2023, are shown below (in millions, except for share and per share amounts):

Nine Months Ended September 30, 2023				As of September 30, 2023
Aggregate Repurchases (1)	Cash Paid for Repurchases	Number of Shares	Average Price per Share (2)	Remaining Purchase Authorization
$138.0	$138.0	991,084	$139.22	$1,091.4
(1) Excludes excise tax
(2) Excludes commissions
In addition to shares repurchased under the Repurchase Program described above, the Company classifies shares withheld from the settlement of the Company's restricted stock unit and performance share awards to cover tax withholding requirements as common stock held in treasury in the condensed consolidated balance sheets.
Quarterly Dividend
The Board declared a quarterly cash dividend of $0.77 per share of common stock in the first, second and third quarters of 2023 and 2022.
Dividends declared and paid are shown below (in millions):

	Nine Months Ended
	September 30, 2023	October 1, 2022
Dividends declared	$139.0	$139.8
Dividends paid	137.3	139.4
Dividends payable on shares of common stock to be distributed under the Company's stock-based compensation program will be paid when such shares are distributed.
(17) Legal and Other Contingencies
As of September 30, 2023 and December 31, 2022, the Company had recorded reserves for pending legal disputes, including commercial disputes, product liability claims and other legal matters, of $14.8 million and $15.9 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Reserves for warranty and recall matters are recorded separately from legal reserves, as described below.
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
To a lesser extent, the Company is a party to agreements with certain of its customers, whereby these customers may pursue claims against the Company for contribution of all or a portion of the amounts sought in connection with warranty and recall matters.

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
In certain instances, allegedly defective products may be supplied by the Company's suppliers. The Company may seek recovery from its suppliers of materials or services included within the Company's products that are associated with product liability claims or warranty and recall matters. The Company carries insurance for certain legal matters, including product liability claims, but such coverage may be limited. The Company does not maintain insurance for warranty and recall matters.
The Company records reserves for warranty and recall matters when liability is probable and related amounts are reasonably estimable.
A summary of the changes in reserves for warranty and recall matters for the nine months ended September 30, 2023, is shown below (in millions):

Balance at January 1, 2023	$30.4
Expense, net (including changes in estimates)	5.6
Settlements	(10.7)
Foreign currency translation and other	4.7
Balance at September 30, 2023	$30.0
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
As of September 30, 2023 and December 31, 2022, the Company had recorded environmental reserves of $6.0 million and $7.9 million, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
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
Although the Company records reserves for legal disputes, warranty and recall matters, and environmental and other matters in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain. Actual results may differ significantly from current estimates.
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

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended September 30, 2023
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$4,284.9	$1,496.1	$—	$5,781.0
Segment earnings (1)	244.7	60.4	(84.9)	220.2
Depreciation and amortization	98.7	47.9	5.3	151.9
Capital expenditures	85.5	62.6	5.1	153.2
Total assets	8,570.6	4,056.6	1,986.5	14,613.7

	Three Months Ended October 1, 2022
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$3,887.8	$1,353.4	$—	$5,241.2
Segment earnings (1)	222.6	46.8	(71.6)	197.8
Depreciation and amortization	90.2	44.2	4.9	139.3
Capital expenditures	77.9	57.6	4.9	140.4
Total assets	7,879.7	3,642.7	1,856.8	13,379.2

	Nine Months Ended September 30, 2023
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$13,206.0	$4,419.7	$—	$17,625.7
Segment earnings (1)	823.4	155.6	(263.3)	715.7
Depreciation and amortization	293.2	141.5	15.6	450.3
Capital expenditures	238.4	179.9	15.0	433.3

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
(1) See definition above
A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Segment earnings	$220.2	$197.8	$715.7	$470.4
Interest expense	25.7	24.8	76.1	74.6
Other expense, net	5.8	18.1	39.0	59.8
Consolidated income before provision for income taxes and equity in net income of affiliates	$188.7	$154.9	$600.6	$336.0
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

	September 30, 2023	December 31, 2022
Estimated aggregate fair value (1)	$2,280.7	$2,142.3
Aggregate carrying value (1) (2)	2,750.0	2,600.0
(1) Excludes "other" debt
(2) Excludes the impact of unamortized debt issuance costs and unamortized original issue premium (discount)
Cash, Cash Equivalents and Restricted Cash
The Company has cash on deposit that is legally restricted as to use or withdrawal. A reconciliation of cash and cash equivalents reported on the accompanying condensed consolidated balance sheets to cash, cash equivalents and restricted cash reported on the accompanying condensed consolidated statements of cash flows is shown below (in millions):

	September 30, 2023	October 1, 2022
Balance sheet:
Cash and cash equivalents	$979.7	$842.2
Restricted cash included in other current assets	1.9	—
Restricted cash included in other long-term assets	1.6	2.1
Statement of cash flows:
Cash, cash equivalents and restricted cash	$983.2	$844.3

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Accounts Receivable
The Company's allowance for credit losses on financial assets measured at amortized cost, primarily accounts receivable, reflects management's estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. The Company also considers geographic and segment specific risk factors in the development of expected credit losses. As of September 30, 2023 and December 31, 2022, accounts receivable are reflected net of reserves of $31.7 million and $35.3 million, respectively. Changes in expected credit losses were not significant in the first nine months of 2023.
Marketable Equity Securities
Marketable equity securities, which the Company accounts for under the fair value option, are included in the accompanying condensed consolidated balance sheets as shown below (in millions):

	September 30, 2023	December 31, 2022
Current assets	$1.7	$3.6
Other long-term assets	62.6	53.6
	$64.3	$57.2
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
Equity Securities Without Readily Determinable Fair Values
As of September 30, 2023 and December 31, 2022, investments in equity securities without readily determinable fair values of $13.2 million and $18.2 million, respectively, are included in other long-term assets in the accompanying condensed consolidated balance sheets. Such investments are valued at cost, less cumulative impairments of $15.0 million and $10.0 million as of September 30, 2023 and December 31, 2022, respectively. During the nine months ended September 30, 2023, the Company recognized an impairment charge of $5.0 million related to its investment in an affiliate.
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
Net Investment Hedges
The Company uses cross-currency interest rate swaps, which are designated as net investment hedges of the foreign currency rate exposure of its investment in certain Euro-denominated subsidiaries. In the nine months ended September 30, 2023 and October 1, 2022, contra interest expense on net investment hedges of $1.7 million and $4.1 million, respectively, is included in interest expense in the accompanying condensed consolidated statements of comprehensive income (loss).

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Balance Sheet Classification
The notional amount, estimated aggregate fair value and related balance sheet classification of the Company's foreign currency and net investment hedge contracts are shown below (in millions, except for maturities):

	September 30, 2023	December 31, 2022
Fair value of foreign currency contracts designated as cash flow hedges:
Other current assets	$117.7	$63.4
Other long-term assets	13.7	10.3
Other current liabilities	(3.4)	(6.7)
Other long-term liabilities	(3.4)	(0.2)
	124.6	66.8
Notional amount	$1,738.9	$1,546.9
Outstanding maturities in months, not to exceed	24	24
Fair value of derivatives designated as net investment hedges:
Other long-term assets	$4.8	$4.8
Notional amount	$150.0	$150.0
Outstanding maturities in months, not to exceed	30	39
Fair value of foreign currency contracts not designated as hedging instruments:
Other current assets	$4.0	$9.5
Other current liabilities	(2.1)	(13.4)
	1.9	(3.9)
Notional amount	$585.0	$758.6
Outstanding maturities in months, not to exceed	4	7
Total fair value	$131.3	$67.7
Total notional amount	$2,473.9	$2,455.5
Accumulated Other Comprehensive Loss — Derivative Instruments and Hedging
Pretax amounts related to foreign currency and net investment hedge contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign currency contracts	$(8.8)	$19.9	$183.2	$51.9
Net investment hedge contracts	3.3	14.8	—	34.2
	(5.5)	34.7	183.2	86.1
(Gains) losses reclassified from accumulated other comprehensive loss to:
Net sales	(0.9)	(4.3)	(0.5)	(9.2)
Cost of sales	(56.0)	(7.8)	(125.3)	(21.8)
Interest expense	0.6	0.6	1.8	1.8
Other expense, net	—	—	0.4	—
	(56.3)	(11.5)	(123.6)	(29.2)
Comprehensive income (loss)	$(61.8)	$23.2	$59.6	$56.9

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
As of September 30, 2023 and December 31, 2022, pretax net gains of $131.4 million and $71.8 million, respectively, related to the Company's derivative instruments and hedging activities were recorded in accumulated other comprehensive loss.
During the next twelve-month period, net gains (losses) expected to be reclassified into earnings are shown below (in millions):

Foreign currency contracts	$114.3
Interest rate swap contracts	(2.4)
Total	$111.9
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
Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, are shown below (in millions):

	September 30, 2023
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$126.5	Market/ Income	$—	$126.5	$—
Net investment hedges	Recurring	4.8	Market/ Income	—	4.8	—
Marketable equity securities	Recurring	64.3	Market	64.3	—	—

LEAR CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	December 31, 2022
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$62.9	Market/ Income	$—	$62.9	$—
Net investment hedges	Recurring	4.8	Market/ Income	—	4.8	—
Marketable equity securities	Recurring	57.2	Market	57.2	—	—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company's counterparties. If an estimate of the credit spread is required, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of September 30, 2023 and December 31, 2022, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy in the first nine months of 2023.
Items Measured at Fair Value on a Non-Recurring Basis
The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy.
As a result of the acquisition of IGB (Note 3, "Acquisitions"), Level 3 fair value estimates related to property, plant and equipment of $48.4 million, developed technology and customer-based intangible assets of $15.4 million and right-of-use assets of $14.3 million are recorded in the accompanying condensed consolidated balance sheet as of September 30, 2023. Fair value estimates of property, plant and equipment were based on independent appraisals, giving consideration to the highest and best use of the assets. Key assumptions used in the appraisals were based on a combination of market and cost approaches, as appropriate. Fair value estimates of developed technology intangible assets were based on the relief from royalty approach. Fair value estimates of customer-based intangible assets were based on the multi-period excess earnings method. Fair value estimates of right-of-use assets were based on a market approach.
In the nine months ended September 30, 2023, the Company completed impairment assessments related to certain of its intangible assets resulting from changes in the intended use of such assets and recorded impairment charges of $1.9 million. The fair value estimate of the related asset group was based on management's estimates using a discounted cash flow method.
In the nine months ended September 30, 2023, the Company completed an impairment assessment related to certain right-of-assets in conjunction with its restructuring actions and recorded an impairment charge of $9.6 million (Note 4, "Restructuring"). The fair value estimates of the related assets were based on management's estimates using a discounted cash flow method.
As of September 30, 2023, there were no additional significant assets or liabilities measured at fair value on a non-recurring basis.
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
Lear is built on a foundation and strong culture of innovation, operational excellence, and engineering and program management capabilities. We use our product, design and technological expertise, as well as our global reach and competitive manufacturing footprint, to achieve our financial goals and objectives. These include continuing to deliver profitable growth (balancing risks and returns); investing in innovation to drive business growth and profitability; maintaining a strong balance sheet with investment grade credit metrics; and consistently returning capital to our stockholders. Further, we have aligned our strategy with key trends affecting our business — primarily electrification. At Lear, we are Making every drive betterTM by providing technology for safer, smarter and more comfortable journeys, while adhering to our values — Be Inclusive. Be Inventive. Get Results the Right Way.
Our business is organized under two reporting segments: Seating and E-Systems. Each of these segments has a varied product and technology portfolio across a number of component categories.
Our Seating business consists of the design, development, engineering and manufacture of complete seat systems and key seat components. Our capabilities in operations and supply chain management enable synchronized assembly and just-in-time delivery of complex complete seat systems at high volumes to our customers. Included in our complete seat systems and components are thermal comfort systems, additional advanced comfort solutions (including safety and wellness products) and configurable seating product technologies. All of these products are compatible with traditional internal combustion engine ("ICE") architectures and electrified powertrains, including the full range of hybrid, plug-in hybrid and battery electric architectures. Our advanced comfort solutions are facilitated by our seat system, component and integration capabilities, together with our competencies in electronics, sensors, software and algorithms. As the most vertically integrated global seat supplier, our key seat component product offerings include seat trim covers; surface materials such as leather and fabric; seat mechanisms; seat foam; thermal comfort systems such as seat massage, lumbar, heat, ventilation and active cooling products; and headrests.
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
Our businesses benefit globally from leveraging common operating standards and disciplines, including world-class product development and manufacturing processes, as well as common customer support and regional infrastructures, all of which contribute to our reputation for operational excellence. Our core capabilities are shared across component categories and include: high-precision manufacturing and assembly with short lead times; complex, global supply chain management; global engineering and program management; the agility to establish and/or transfer production between facilities quickly; and a unique, customer-focused culture. In select instances, we manufacture both Seating and E-Systems components in the same facility. Our businesses also utilize proprietary, industry-specific processes and standards, leverage common low-cost engineering centers and share centralized operating support functions. These functions include health and safety, logistics,

LEAR CORPORATION
quality, supply chain management and all major administrative functions such as corporate finance, executive administration, human resources, information technology and legal.
Industry Overview
Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles and the availability of raw materials and components, and our content per vehicle. Since 2020, the automotive industry has experienced a decline in global production volumes. In 2022, industry production recovered modestly, increasing 7% compared to 2021. In 2023, industry production is expected to increase 7% compared to 2022 (based on October 2023 S&P Global Mobility projections). This reflects a return to 2019 pre-pandemic production levels but remains approximately 7% below 2017 peak levels. Since 2020, the global economy, as well as the automotive industry, have been influenced directly and indirectly by macroeconomic events resulting in unfavorable conditions, including shortages of semiconductor chips and other components, elevated inflation levels, higher interest rates, and labor and energy shortages in certain markets. Beginning in the third quarter of 2023 and continuing into the fourth quarter, the automotive industry has also been impacted by labor strikes and related disruptions at certain of our customers' facilities in the United States. These factors, amongst others, continue to impact consumer demand as well as the ability of automotive manufacturers to produce vehicles to meet demand. Our strategy to mitigate these impacts encompasses our comprehensive cost management process, including cost technology optimization, actions to further align our manufacturing capacity to the current industry production environment, investments in Industry 4.0 technologies to enhance operational efficiencies, and improved utilization of existing facilities and equipment to reduce future expenditures. For a description of related risks, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2022.
Global automotive industry production volumes in the first nine months of 2023, as compared to the first nine months of 2022, are shown below (in thousands of units):

	Nine Months Ended
	September 30 2023 (1)	October 1, 2022 (1) (2)	% Change
North America	11,956.7	10,743.9	11%
Europe and Africa	13,476.3	11,815.8	14%
Asia	35,880.9	33,452.3	7%
South America	2,131.4	2,012.1	6%
Other	1,377.2	1,426.4	(3)%
Global light vehicle production	64,822.5	59,450.5	9%
(1) Production data based on S&P Global Mobility
(2) Production data for 2022 have been updated from our third quarter 2022 Quarterly Report on Form 10-Q to reflect actual production levels
Automotive sales and production can also be affected by the age of the vehicle fleet and related scrappage rates, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, the availability and cost of credit, the availability of critical components needed to complete the production of vehicles, restructuring actions of our customers and suppliers, facility closures, changing consumer attitudes toward vehicle ownership and usage and other factors. Our operating results are also significantly impacted by the overall commercial success of the vehicle platforms for which we supply particular products, as well as the profitability of the products, including the level of vertical integration, that we supply for these platforms. The loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could adversely affect our operating results. In addition, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating results.
Our percentage of consolidated net sales by region in the first nine months of 2023 and 2022 is shown below:

	Nine Months Ended
	September 30, 2023	October 1, 2022
North America	41%	43%
Europe and Africa	36%	33%
Asia	19%	20%
South America	4%	4%
Total	100%	100%

LEAR CORPORATION
Our ability to reduce the risks inherent in certain concentrations of our business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to reflect the market overall.
The automotive industry, and our business, continue to be shaped by the broad trend of electrification, which is likely to be at the forefront of the industry for the foreseeable future. Demand for, and regulatory developments related to, improved energy efficiency and sustainability (e.g., government mandates related to fuel economy and carbon emissions) are significant drivers of this trend.
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
•Transform our E-Systems business through accelerated growth in connection systems, vehicle architecture evolution and electrification and the rationalization of our product portfolio to improve profitability;
•Build on our reputation for operational excellence through investment in Industry 4.0 technologies; and
•Prioritize people and the planet through our sustainability initiatives.
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
Our material cost as a percentage of net sales was 65.5% in the first nine months of 2023, as compared to 66.4% in the first nine months of 2022. Raw material, energy, commodity and product component costs can be volatile, reflecting, among other things, changes in supply and demand, logistics issues, global trade and tariff policies, and geopolitical issues. Our primary commodity cost exposures relate to steel, copper and leather. We have developed and implemented strategies to mitigate the impact of such costs through the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, contractual recovery mechanisms and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. Further, our exposure to changes in steel prices is primarily indirect, through purchased components, and a significant portion of our copper, leather and direct steel purchases are subject to price index agreements with our customers and suppliers. Certain of these strategies also may limit our opportunities in a declining price environment. In the current environment of elevated raw material, energy, commodity and product component costs, these strategies, together with commercial negotiations with our customers and suppliers, have offset a significant portion of the adverse impact. In addition, the availability of raw materials, energy, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2022.
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

LEAR CORPORATION
measure of the efficiency with which our assets generate earnings. Improvements in our return on invested capital will depend on our ability to maintain an appropriate asset base for our business and to increase productivity and operating efficiency.
Acquisition
On April 26, 2023, we completed the acquisition of I.G. Bauerhin ("IGB"), a privately held supplier of automotive seat heating, ventilation, active cooling, steering wheel heating, seat sensors and electronic control modules, headquartered in Grundau-Rothenbergen, Germany. IGB has more than 4,600 employees at nine manufacturing plants in seven countries. The acquisition of IGB furthers our comprehensive strategy to develop and integrate a complete portfolio of thermal comfort systems for automotive seating. IGB provides active cooling, as well as additional scale to our seat heating and ventilation capabilities and complements the lumbar and massage capabilities obtained with our acquisition of Kongsberg Automotive's Interior Comfort Systems business unit ("Kongsberg ICS") in February 2022. Further, the vertical integration opportunities provided by this acquisition help support our goal of achieving global market share gains in seat systems. The IGB transaction is valued at approximately $175 million, net of cash acquired. On May 1, 2023, we borrowed $150 million under our delayed-draw term loan facility (the "Term Loan") to finance, in part, the acquisition of IGB.
Operational Restructuring
In the first nine months of 2023, we incurred pretax restructuring costs of $96 million and related manufacturing inefficiency charges of approximately $1 million, as compared to pretax restructuring costs of $89 million and related manufacturing inefficiency charges of approximately $5 million in the first nine months of 2022. None of the individual restructuring actions initiated in the first nine months of 2023 were material. Further, there have been no changes in previously initiated restructuring actions that have resulted (or will result) in a material change to our restructuring costs.
Our restructuring actions include plant closures and workforce reductions and are initiated to maintain our competitive footprint or are in response to customer initiatives or changes in global and regional automotive markets. Our restructuring actions are designed to maintain or improve our operating results and profitability throughout the automotive industry cycles. Restructuring actions are generally funded within twelve months of initiation and are funded by cash flows from operating activities and existing cash balances. We expect to incur approximately $23 million of additional restructuring costs related to activities initiated as of September 30, 2023, all of which are expected to be incurred in the next twelve months. We plan to implement additional restructuring actions in order to align our manufacturing capacity and other costs with prevailing regional automotive production levels. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
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
Since the first quarter of 2011, our Board of Directors (the "Board") has authorized $6.1 billion in share repurchases under our common stock share repurchase program. In the first nine months of 2023, we repurchased $138 million of shares. As of September 30, 2023, we have a remaining repurchase authorization of $1.1 billion, which expires on December 31, 2024.
Our Board declared a quarterly cash dividend of $0.77 per share of common stock in the first, second and third quarters of 2023.
For further information related to our common stock share repurchase program and our quarterly cash dividends, see "— Liquidity and Capital Resources — Capitalization" below and Note 16, "Comprehensive Income (Loss) and Equity," to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION
Other Matters
In the three months ended September 30, 2023, we recognized net tax benefits of $7 million related to the release of a valuation allowance on deferred tax assets of a foreign subsidiary, restructuring charges and various other items. In the nine months ended September 30, 2023, we recognized net tax benefits of $25 million related to the release of valuation allowances on deferred tax assets of foreign subsidiaries, the release of tax reserves at several foreign subsidiaries, restructuring charges and various other items.
In the three months ended October 1, 2022, we recognized net tax benefits of $6 million related to restructuring charges and various other items and tax expense of $3 million related to the establishment of a valuation allowance on deferred tax assets of a foreign subsidiary. In the nine months ended October 1, 2022, we recognized net tax benefits of $31 million related to the release of tax reserves at several foreign subsidiaries, restructuring charges and various other items and net tax expense of $3 million related to changes in valuation allowances on deferred tax assets of foreign subsidiaries.
Our results for the nine months ended September 30, 2023 and October 1, 2022, reflect the following items (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Costs related to restructuring actions, including manufacturing inefficiencies of $1 million in the nine months ended September 30, 2023, and $1 million and $5 million in the three and nine months ended October 1, 2022, respectively	$48	$19	$97	$94
Acquisition costs	—	—	1	10
Acquisition-related inventory fair value adjustment	—	—	2	1
Other acquisition-related costs	—	11	—	11
Impairments related to Russian operations	—	20	2	20
Intangible asset impairment	—	—	2	9
(Insurance recoveries) costs related to typhoon in the Philippines, net	(8)	(1)	(7)	4
Foreign exchange (gains) losses due to foreign exchange rate volatility related to Russia	(1)	1	(3)	15
Impairment of affiliate	—	—	5	—
Tax benefit, net	(7)	(3)	(25)	(28)
For further information regarding these items, see Note 3, "Acquisitions," Note 4, "Restructuring," Note 7, "Long-Lived Assets," Note 8, "Goodwill and Indefinite-Lived Intangible Assets," Note 10, "Leases," Note 13, "Other Expense, Net," Note 14, "Income Taxes," and Note 19, "Financial Instruments," to the condensed consolidated financial statements included in this Report.
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

LEAR CORPORATION
RESULTS OF OPERATIONS
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three Months Ended				Nine Months Ended
	September 30, 2023		October 1, 2022		September 30, 2023		October 1, 2022
Net sales
Seating	$4,284.9	74.1%	$3,887.8	74.2%	$13,206.0	74.9%	$11,674.4	75.2%
E-Systems	1,496.1	25.9	1,353.4	25.8	4,419.7	25.1	3,846.2	24.8
Net sales	5,781.0	100.0	5,241.2	100.0	17,625.7	100.0	15,520.6	100.0
Cost of sales	5,362.8	92.8	4,864.3	92.8	16,320.5	92.6	14,482.3	93.3
Gross profit	418.2	7.2	376.9	7.2	1,305.2	7.4	1,038.3	6.7
Selling, general and administrative expenses	182.5	3.2	163.9	3.1	542.1	3.1	512.4	3.3
Amortization of intangible assets	15.5	0.3	15.2	0.3	47.4	0.3	55.5	0.3
Interest expense	25.7	0.4	24.8	0.5	76.1	0.4	74.6	0.5
Other expense, net	5.8	0.1	18.1	0.3	39.0	0.2	59.8	0.4
Provision for income taxes	47.0	0.8	41.7	0.8	134.1	0.8	85.6	0.5
Equity in net income of affiliates	(10.4)	(0.2)	(6.0)	(0.1)	(36.2)	(0.2)	(21.0)	(0.1)
Net income attributable to noncontrolling interests	19.2	0.3	26.9	0.5	57.5	0.3	61.2	0.4
Net income attributable to Lear	$132.9	2.3%	$92.3	1.8%	$445.2	2.5%	$210.2	1.4%
Three Months Ended September 30, 2023 vs. Three Months Ended October 1, 2022
Net sales in the third quarter of 2023 were $5.8 billion, as compared to $5.2 billion in the third quarter of 2022, an increase of $540 million or 10%. Higher production volumes on Lear platforms in Europe, North America and South America and new business in every region favorably impacted net sales by $231 million and $177 million, respectively. Foreign exchange rate fluctuations and our acquisition of IGB also increased net sales by $100 million and $52 million, respectively.

(in millions)	Cost of Sales
Third quarter 2022	$4,864.3
Material cost	280.5
Labor and other	206.1
Depreciation	11.9
Third quarter 2023	$5,362.8
Cost of sales was $5.4 billion in the third quarter of 2023, as compared to $4.9 billion in the third quarter of 2022. Higher production volumes on Lear platforms in Europe, North America and South America and new business in every region increased cost of sales. Foreign exchange rate fluctuations and the acquisition of IGB also increased cost of sales.
Gross profit and gross margin were $418 million and 7.2% of net sales, respectively, in the third quarter of 2023, as compared to $377 million and 7.2% of net sales, respectively, in the third quarter of 2022. Higher production volumes on Lear platforms and new business positively impacted gross profit by $43 million. The impact of favorable operating performance, including the benefit of restructuring actions, was offset by selling price reductions. Gross profit was negatively impacted in the third quarter of 2023 by higher restructuring charges and in the third quarter of 2022 by impairment charges related to our Russian operations. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $183 million in the third quarter of 2023, as compared to $164 million in the third quarter of 2022, primarily reflecting higher sales and our acquisition of IGB in 2023. As a percentage of net sales, selling, general and administrative expenses were 3.2% in the third quarter of 2023, as compared to 3.1% in the third quarter of 2022.
Amortization of intangible assets was $16 million in the third quarter of 2023, as compared to $15 million in the third quarter of 2022.
Interest expense was $26 million in the third quarter of 2023, as compared to $25 million in the third quarter of 2022.

LEAR CORPORATION
Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the disposal of fixed assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was $6 million in the third quarter of 2023, as compared to $18 million in the third quarter of 2022. In the third quarter of 2022, we recognized foreign exchange losses of $11 million related to €140 million of foreign currency contracts in connection with our acquisition of IGB.
In the third quarter of 2023, the provision for income taxes was $47 million, representing an effective tax rate of 24.9% on pretax income before equity in net income of affiliates of $189 million. In the third quarter of 2022, the provision for income taxes was $42 million, representing an effective tax rate of 26.9% on pretax income before equity in net income of affiliates of $155 million, for the reasons described below. For further information, see Note 14, "Income Taxes," to the condensed consolidated financial statements included in this Report.
In the third quarters of 2023 and 2022, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In the third quarter of 2023, we recognized net tax benefits of $7 million related to the release of a valuation allowance on deferred tax assets of a foreign subsidiary, restructuring charges and various other items. In the third quarter of 2022, we recognized net tax benefits of $6 million related to restructuring charges and various other items and tax expense of $3 million related to the establishment of a valuation allowance on deferred tax assets of a foreign subsidiary.
Excluding these items, the effective tax rate for the third quarters of 2023 and 2022 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $10 million in the third quarter of 2023, as compared to $6 million in the third quarter of 2022.
Net income attributable to Lear was $133 million, or $2.25 per diluted share, in the third quarter of 2023, as compared to $92 million, or $1.54 per diluted share, in the third quarter of 2022. Net income and diluted net income per share increased for the reasons described above.
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
Seating
A summary of the financial measures for our Seating segment is shown below (dollar amounts in millions):

	Three Months Ended
	September 30, 2023	October 1, 2022
Net sales	$4,284.9	$3,887.8
Segment earnings (1)	244.7	222.6
Margin	5.7%	5.7%
(1) See definition above

LEAR CORPORATION
Seating net sales were $4.3 billion in the third quarter of 2023, as compared to $3.9 billion in the third quarter of 2022, reflecting an increase of $397 million or 10%. Higher production volumes on Lear platforms and new business favorably impacted net sales by $134 million and $95 million, respectively. Foreign exchange rate fluctuations and our acquisition of IGB also increased net sales by $71 million and $52 million, respectively.
Segment earnings, including restructuring costs, and the related margin on net sales were $245 million and 5.7% in the third quarter of 2023, as compared to $223 million and 5.7% in the third quarter of 2022. Higher production volumes on Lear platforms and new business positively impacted segment earnings by $23 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, was offset by selling price reductions. Segment earnings was negatively impacted in the third quarter of 2023 by higher restructuring charges and in the third quarter of 2022 by impairment charges related to our Russian operations.
E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Three Months Ended
	September 30, 2023	October 1, 2022
Net sales	$1,496.1	$1,353.4
Segment earnings(1)	60.4	46.8
Margin	4.0%	3.5%
(1) See definition above
E-Systems net sales were $1.5 billion in the third quarter of 2023, as compared to $1.4 billion in the third quarter of 2022, reflecting an increase of $143 million or 11%. New business and higher production volumes on Lear platforms favorably impacted net sales by $82 million and $55 million, respectively. Foreign exchange rate fluctuations also increased net sales by $29 million.
Segment earnings, including restructuring costs, and the related margin on net sales were $60 million and 4.0% in the third quarter of 2023, as compared to $47 million and 3.5% in the third quarter of 2022. New business and higher production volumes on Lear platforms positively impacted segment earnings by $20 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, was offset by selling price reductions and higher restructuring costs.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three Months Ended
	September 30, 2023	October 1, 2022
Net sales	$—	$—
Segment earnings (1)	(84.9)	(71.6)
Margin	N/A	N/A
(1) See definition above
Segment earnings related to our other category were ($85) million in the third quarter of 2023, as compared to ($72) million in the third quarter of 2022, primarily reflecting higher compensation-related costs and costs related to our efficiency initiatives.

LEAR CORPORATION
Nine Months Ended September 30, 2023 vs. Nine Months Ended October 1, 2022
Net sales for the nine months ended September 30, 2023 were $17.6 billion, as compared to $15.5 billion for the nine months ended October 1, 2022, an increase of $2.1 billion or 14%. Higher production volumes on Lear platforms and new business in every region favorably impacted net sales by $1.4 billion and $0.6 billion, respectively.

(in millions)	Cost of Sales
First nine months of 2022	$14,482.3
Material cost	1,258.9
Labor and other	557.5
Depreciation	21.8
First nine months of 2023	$16,320.5
Cost of sales in the first nine months of 2023 was $16.3 billion, as compared to $14.5 billion in the first nine months of 2022. Higher production volumes on Lear platforms and new business in every region increased cost of sales.
Gross profit and gross margin were $1.3 billion and 7.4% of net sales, respectively, for the nine months ended September 30, 2023, as compared to $1.0 billion and 6.7% of net sales, respectively, for the nine months ended October 1, 2022. Higher production volumes on Lear platforms and new business positively impacted gross profit by $283 million. The impact of favorable operating performance, including the benefit of restructuring actions, was offset by selling price reductions. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $542 million in the first nine months of 2023, as compared to $512 million in the first nine months of 2022, primarily reflecting higher sales and our acquisition of IGB in 2023. As a percentage of net sales, selling, general and administrative expenses were 3.1% in the first nine months of 2023, as compared to 3.3% in the first nine months of 2022,
Amortization of intangible assets was $47 million, including a $2 million impairment charge, in the first nine months of 2023, as compared to $56 million, including a $9 million impairment charge, in the first nine months of 2022.
Interest expense was $76 million in the first nine months of 2023, as compared to $75 million in the first nine months of 2022.
Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the disposal of fixed assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was $39 million in the nine months ended September 30, 2023, as compared to $60 million in the nine months ended October 1, 2022. In the first nine months of 2023, we recognized foreign exchange gains of $3 million related to foreign exchange rate volatility in Russia and a loss of $5 million related to the impairment of an affiliate. In the first nine months of 2022, we recognized foreign exchange losses of $15 million related to foreign exchange rate volatility in Russia and $11 million related to €140 million of foreign currency contracts in connection with our acquisition of IGB.
For the nine months ended September 30, 2023, the provision for income taxes was $134 million, representing an effective tax rate of 22.3% on pretax income before equity in net income of affiliates of $601 million. For the nine months ended October 1, 2022, the provision for income taxes was $86 million, representing an effective tax rate of 25.5% on pretax income before equity in net income of affiliates of $336 million, for reasons described below. For further information, see Note 14, "Income Taxes," to the condensed consolidated financial statements included in this Report.
In the first nine months of 2023 and 2022, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In the first nine months of 2023, we recognized net tax benefits of $25 million related to the release of valuation allowances on deferred tax assets of foreign subsidiaries, the release of tax reserves at several foreign subsidiaries, restructuring charges and various other items. In the first nine months of 2022, we recognized net tax benefits of $31 million related to the release of tax reserves at several foreign subsidiaries, restructuring charges and various other items and net tax expense of $3 million related to changes in valuation allowances on deferred tax assets of foreign subsidiaries. Excluding these items, the effective tax rate for the first nine months of 2023 and 2022 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $36 million in the first nine months of 2023, as compared to $21 million in the first nine months of 2022, primarily reflecting the higher earnings of certain of our joint ventures in Asia.
Net income attributable to Lear was $445 million, or $7.50 per diluted share, for the nine months ended September 30, 2023, as compared to $210 million, or $3.50 per diluted share, for the nine months ended October 1, 2022. Net income and diluted net income per share increased for the reasons described above.

LEAR CORPORATION
Reportable Operating Segments
We have two reportable operating segments: Seating and E-Systems. For a description of our reportable operating segments, see "Executive Overview" and "Three Months Ended September 30, 2023 vs. Three Months Ended October 1, 2022 — Reportable Operating Segments" above.
Seating
A summary of the financial measures for our Seating segment is shown below (dollar amounts in millions):

	Nine Months Ended
	September 30, 2023	October 1, 2022
Net sales	$13,206.0	$11,674.4
Segment earnings (1)	823.4	636.6
Margin	6.2%	5.5%
(1) See definition above
Seating net sales were $13.2 billion for the nine months ended September 30, 2023, as compared to $11.7 billion for the nine months ended October 1, 2022, an increase of $1.5 billion or 13%. Higher production volumes on Lear platforms and new business favorably impacted net sales by $1.0 billion and $0.4 billion, respectively. Our acquisitions of IGB and Kongsberg ICS also increased net sales $0.1 billion.
Segment earnings, including restructuring costs, and the related margin on net sales were $823 million and 6.2% for the nine months ended September 30, 2023, as compared to $637 million and 5.5% for the nine months ended October 1, 2022. Higher production volumes on Lear platforms and new business positively impacted segment earnings by $199 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, was offset by selling price reductions and higher restructuring costs.
E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Nine Months Ended
	September 30, 2023	October 1, 2022
Net sales	$4,419.7	$3,846.2
Segment earnings (1)	155.6	64.7
Margin	3.5%	1.7%
(1) See definition above
E-Systems net sales were $4.4 billion for the nine months ended September 30, 2023, as compared to $3.8 billion for the nine months ended October 1, 2022, an increase of $0.6 billion or 15%. Higher production volumes on Lear platforms and new business favorably impacted net sales by $0.4 billion and $0.2 billion, respectively.
Segment earnings, including restructuring costs, and the related margin on net sales were $156 million and 3.5% for the nine months ended September 30, 2023, as compared to $65 million and 1.7% for the nine months ended October 1, 2022. Higher production volumes on Lear platforms and new business positively impacted segment earnings by $84 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, and lower restructuring costs was offset by selling price reductions.

LEAR CORPORATION
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Nine Months Ended
	September 30, 2023	October 1, 2022
Net sales	$—	$—
Segment earnings(1)	(263.3)	(230.9)
Margin	N/A	N/A
(1) See definition above
Segment earnings related to our other category were ($263) million in the first nine months of 2023, as compared to ($231) million in the first nine months of 2022, primarily reflecting higher compensation-related costs and costs related to our efficiency initiatives.
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
As of September 30, 2023 and December 31, 2022, cash and cash equivalents of $713 million and $790 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans and the payment of dividends. There are no material restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear.
For further information related to potential dividends from our non-U.S. subsidiaries, see Note 9, "Income Taxes," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Adequacy of Liquidity Sources
As of September 30, 2023, we had $980 million of cash and cash equivalents on hand and $2.0 billion in available borrowing capacity under our credit agreement. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs for the foreseeable future and to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly cash dividends and repurchase shares of our common stock pursuant to our authorized common stock share repurchase program, although such actions are at the discretion of our Board and will depend upon our financial condition, results of operations, capital requirements, prevailing market conditions, alternative uses of capital and other factors that our Board may consider at its discretion.
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

LEAR CORPORATION
Cash Flows
A summary of net cash provided by (used in) operating activities is shown below (in millions):

	Nine Months Ended
	September 30, 2023	October 1, 2022	Increase (Decrease) in Cash Flow
Consolidated net income and depreciation and amortization	$953	$706	$247
Net change in working capital items:
Accounts receivable	(615)	(797)	182
Inventory	(185)	(112)	(73)
Accounts payable	371	571	(200)
Accrued liabilities and other	175	123	52
Net change in working capital items	(254)	(215)	(39)
Other	(19)	(7)	(12)
Net cash provided by operating activities	$680	$484	$196

Net cash used in investing activities	$(603)	$(617)	$14

Net cash used in financing activities	$(208)	$(313)	$105
Operating Activities
In the first nine months of 2023 and 2022, net cash provided by operating activities was $680 million and $484 million, respectively. The overall increase in operating cash flow primarily reflects our higher earnings in the first nine months of 2023, as compared to the first nine months of 2022.
Investing Activities
Net cash used in investing activities was $603 million in the first nine months of 2023, as compared to $617 million in the first nine months of 2022. In the first nine months of 2023, we paid $175 million for our acquisition of IGB. In the first nine months of 2022, we paid $184 million for our acquisition of Kongsberg ICS. Capital spending was $433 million in the first nine months of 2023, as compared to $443 million in the first nine months of 2022. Capital spending is estimated to be $675 million in 2023.
Financing Activities
Net cash used in financing activities was $208 million in the first nine months of 2023, as compared to $313 million in the first nine months of 2022. In the first nine months of 2023, we borrowed $150 million under our Term Loan and paid $138 million for repurchases of our common stock, $137 million in dividends to Lear stockholders and $74 million in dividends to noncontrolling interest holders. In the first nine months of 2022, we paid $75 million for repurchases of our common stock, $139 million in dividends to Lear stockholders and $85 million in dividends to noncontrolling interest holders.
Capitalization
Short-Term Borrowings
We utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. As of September 30, 2023 and December 31, 2022, we had lines of credit from banks totaling $272 million and $298 million, respectively. As of September 30, 2023 and December 31, 2022, we had short-term debt balances outstanding related to draws on our lines of credit of $27 million and $10 million, respectively.
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
Commodity Prices and Availability
Raw material, energy and commodity costs can be volatile, reflecting, among other things, changes in supply and demand, logistics issues, global trade and tariff policies, and geopolitical issues. We have commodity price risk with respect to purchases of certain raw materials, including steel, copper, diesel fuel, chemicals, resins and leather. Our primary commodity cost exposures relate to steel, copper and leather. We have developed and implemented strategies to mitigate the impact of such costs through the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, contractual recovery mechanisms and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. Further, the majority of the steel used in our products is comprised of fabricated components that are integrated into a seat system, such as seat frames, recliner mechanisms, seat tracks and other mechanical components. Therefore, our exposure to changes in steel prices is primarily indirect, through purchased components. Additionally, approximately 91% of our copper purchases and a significant portion of our leather and direct steel purchases are subject to price index agreements with our customers and suppliers. Certain of these strategies also may limit our opportunities in a declining commodity price environment. In the current environment of elevated raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, have offset a significant portion of the adverse impact. If these costs increase, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance," in our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented and updated by Part II — Item 1A, "Risk Factors," in this Report.
For further information related to the financial instruments described above, see Note 19, "Financial Instruments," to the condensed consolidated financial statements included in this Report.
OTHER MATTERS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims, and environmental and other matters. As of September 30, 2023, we have recorded reserves for pending legal disputes, including commercial and contractual disputes, product liability claims and other legal matters, of $15 million. In addition, as of September 30, 2023, we have recorded reserves for warranty and recall matters of $30 million and environmental matters of $6 million. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2022. For a more complete description of our outstanding material legal proceedings, see Note 17, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION
Significant Accounting Policies and Critical Accounting Estimates
Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are subject to an inherent degree of uncertainty. Accordingly, actual results in these areas may differ significantly from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates," and Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first nine months of 2023.
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
•labor disputes, including disruptions, involving us or our significant customers or suppliers or that otherwise affect us;
•the operational and financial success of our joint ventures;
•our ability to attract, develop, engage and retain qualified employees;
•our ability to respond to the evolution of the global transportation industry;
•the outcome of an increased emphasis on global climate change and other sustainability matters by stakeholders;
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
A summary of the notional amount and estimated aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

	September 30, 2023	December 31, 2022
Notional amount (contract maturities < 24 months)	$2,324	$2,306
Fair value	127	63

LEAR CORPORATION
Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Chinese renminbi, the Honduran lempira, the Brazilian real and the Japanese yen.
A sensitivity analysis of our net transactional exposure is shown below (in millions):

		Potential Earnings Benefit (Adverse Earnings Impact)
	Hypothetical Strengthening % (1)	September 30, 2023	December 31, 2022
U.S. dollar	10%	$19	$8
Euro	10%	31	19
(1) Relative to all other currencies to which it is exposed for a twelve-month period
A sensitivity analysis related to the aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

		Estimated Change in Fair Value
	Hypothetical Change % (2)	September 30, 2023	December 31, 2022
U.S. dollar	10%	$80	$84
Euro	10%	103	70
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
Interest Rates
Our variable rate obligations are sensitive to changes in interest rates. As of September 30, 2023, we had $150 million outstanding under our Term Loan. Advances under the Term Loan generally bear interest based on the Daily or Term SOFR (as defined in the Term Loan agreement) plus a margin determined in accordance with a pricing grid that ranges from 1.00% to 1.525%.
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

LEAR CORPORATION
(b)Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. In April 2023, the Company completed the acquisition of I.G. Bauerhin ("IGB") and is currently integrating IGB into its operations, compliance programs and internal control processes. IGB constituted less than 2% of the Company's total assets as of September 30, 2023, including goodwill and intangible assets recorded as part of the purchase price allocations, and approximately 1% of the Company's net sales for the three months ended September 30, 2023. Securities and Exchange Commission rules and regulations allow companies to exclude acquisitions from their assessment of the internal control over financial reporting during the first year following an acquisition while integrating the acquired company. The Company will exclude the acquired operations of IGB from its assessment of the Company's internal control over financial reporting as of December 31, 2023.
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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As discussed in Part I — Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Share Repurchase Program and Quarterly Cash Dividends," and Note 16, "Comprehensive Income (Loss) and Equity," to the condensed consolidated financial statements included in this Report, we have a remaining repurchase authorization of $1,091.4 million under our ongoing common stock share repurchase program.
A summary of the shares of our common stock repurchased during the quarter ended September 30, 2023, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
July 2, 2023 through July 29, 2023	$4,426	$144.55	$4,426	$1,165.7
July 30, 2023 through August 26, 2023	265,703	$145.11	265,703	1,127.1
August 27, 2023 through September 30, 2023	251,423	$141.92	251,423	1,091.4
Total	$521,552	$143.57	$521,552	$1,091.4

LEAR CORPORATION
ITEM 5 — OTHER INFORMATION
Rule 10b5-1 Trading Plan
Raymond E. Scott, President and Chief Executive Officer, entered into a pre-arranged stock trading plan on September 14, 2023. Mr. Scott's plan provides for potential sales of up to 23,528 shares of Lear Corporation common stock through June 28, 2024.
The trading plan was entered into during an open insider window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company's policies regarding transactions in its securities.
ITEM 6 — EXHIBITS
Exhibit Index

	Exhibit Number		Exhibit Name
**	10.1	*	Lear Corporation Outside Directors Compensation Plan, amended and restated effective May 16, 2024.
**	31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
**	31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
**	32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	99.1	*	Lear Corporation Incentive Based Compensation Recoupment Policy.
***	101.INS		XBRL Instance Document
****	101.SCH		XBRL Taxonomy Extension Schema Document.
****	101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
****	101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
****	101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
****	101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
***	104		Cover Page Interactive Data File

*	Compensatory plan or arrangement.
**	Filed herewith.
***	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
****	Submitted electronically with the Report.

LEAR CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated:	October 26, 2023	By:	/s/ Raymond E. Scott
Raymond E. Scott
President and Chief Executive Officer

		By:	/s/ Jason M. Cardew
Jason M. Cardew
Senior Vice President and Chief Financial Officer