Form 10-K
period 2023-12-31
LEAR CORP
filed 2024-02-08
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023.

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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 1, 2023, the aggregate market value of the registrant's common stock, par value $0.01 per share, held by non-affiliates of the registrant was $8,417,302,017. The closing price of the common stock on July 1, 2023, as reported on the New York Stock Exchange, was $143.55 per share.
As of February 5, 2024, the number of shares outstanding of the registrant's common stock was 57,033,998 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant's Notice of Annual Meeting of Stockholders and Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Stockholders to be held in May 2024, as described in the Cross Reference Sheet and Table of Contents included herewith, are incorporated by reference into Part III of this Report.

LEAR CORPORATION AND SUBSIDIARIES
CROSS REFERENCE SHEET AND TABLE OF CONTENTS

________________________
(1)Certain information is incorporated by reference, as indicated below, to the registrant's Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Stockholders to be held in May 2024 (the "Proxy Statement").
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
BUSINESS OF THE COMPANY
General
Lear Corporation is a global automotive technology leader in Seating and E-Systems, enabling superior in-vehicle experiences for consumers around the world. We supply complete seat systems, key seat components, complete electrical distribution and connection systems, high-voltage power distribution products, including battery disconnect units ("BDUs"), low-voltage power distribution products, electronic controllers and other electronic products to all of the world's major automotive manufacturers. At Lear, we are Making every drive betterTM by providing technology for safer, smarter and more comfortable journeys, while adhering to our values — Be Inclusive. Be Inventive. Get Results the Right Way.
We have 265 manufacturing, engineering and administrative locations in 38 countries. We continue to grow our business in every major automotive producing region of the world, both organically and through complementary acquisitions. We continue to restructure our manufacturing footprint to optimize our cost structure with 68% of our manufacturing facilities and 86% of our employees located in low-cost countries.
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
As the most vertically integrated global seat supplier, our key seat component product offerings include seat trim covers; surface materials such as leather and fabric; seat mechanisms; seat foam; thermal comfort systems such as seat heating, ventilation, active cooling, pneumatic lumbar and massage products; and headrests. All of these products are compatible with traditional internal combustion engine ("ICE") architectures and electrified powertrains, including the full range of hybrid, plug-in hybrid and battery electric architectures. Our thermal comfort systems are facilitated by our seat system, component and integration capabilities, together with our competencies in electronics, sensors, software and algorithms.
•E-Systems — Our E-Systems segment consists of the design, development, engineering and manufacture of complete electrical distribution and connection systems; high-voltage power distribution products, including BDUs; and low-voltage power distribution products, electronic controllers and other electronic products. These capabilities enable us to provide our customers with customizable solutions with optimized designs at competitive costs for both low-voltage and high-voltage vehicle architectures.
Electrical distribution and connection systems utilize low-voltage and high-voltage wire, high-speed data cables and flat wiring to connect networks and electrical signals and manage electrical power within the vehicle for all types of powertrains – from traditional ICE architectures to the full range of electrified powertrains that require management of higher voltage and power. Key components of our electrical distribution and connection systems portfolio include wire harnesses, terminals and connectors, high-voltage battery connection systems and engineered components. High-voltage battery connection systems include intercell connect boards, bus bars and main battery connection systems. High-voltage power distribution products control the flow and distribution of high-voltage power throughout electrified vehicles and include BDUs which control all electrical energy flowing into and out of high-voltage batteries in electrified vehicles. Low-voltage power distribution products, electronic controllers and other electronic products facilitate signal, data and/or power management within the vehicle and include the associated software required to facilitate these functions. Key components of our other electronic products portfolio include zone control modules, body domain control modules and low-voltage and high-voltage power distribution modules. Our software offerings include embedded control, cybersecurity software and software to control hardware devices. Our customers traditionally have sourced our electronic hardware together with the software that we embed in it.
We serve all of the world's major automotive manufacturers through both our Seating and E-Systems businesses, and we have automotive content on more than 475 vehicle nameplates worldwide. It is common for us to have both seating and electrical and/or electronic content on the same vehicle platform.
Our businesses benefit globally from leveraging common operating standards and disciplines, including world-class product development and manufacturing processes, as well as common customer support and regional infrastructures, all of which contribute to our reputation for operational excellence. Our core capabilities are shared across component categories and include high-precision manufacturing and assembly with short lead times, complex, global supply chain management, global engineering and program management, the agility to establish and/or transfer production between facilities quickly, and a unique, customer-focused culture. In select instances, we are able to manufacture both Seating and E-Systems components in the same facility. Our businesses also utilize proprietary, industry-specific processes and standards, leverage common low-cost engineering centers and share centralized operating support functions. These functions include health and safety, logistics, quality, supply chain management and all major administrative functions, such as corporate finance, executive administration, human resources, information technology and legal. We continue to build on our reputation for operational excellence through investment in Industry 4.0 technologies. Industry 4.0 refers to the current era of digital transformation in manufacturing. It involves the integration of new technologies, such as Industrial Internet of Things (IIoT), cloud computing, artificial intelligence (AI), machine learning and advanced automation, into production facilities and business operations. These technologies enable smart and automated machines and smart factories to communicate, analyze and optimize processes and products, resulting in higher efficiency, quality and responsiveness to customers.
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
We have subsequently augmented our organic growth plans with selective acquisitions and investments to expand our component capabilities and global footprint, as well as our Industry 4.0 technologies and automation capabilities, including the following:
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
•In March 2021, we acquired M&N Plastics, an injection molding specialist and manufacturer of engineered plastic components for automotive electrical distribution applications. This acquisition enabled the significant expansion of our footprint and capabilities with respect to engineered components and enhanced our vertical integration capabilities in connection systems.
•In February 2022, we acquired substantially all of Kongsberg Automotive's Interior Comfort Systems business unit ("Kongsberg ICS") for approximately $188 million. Kongsberg ICS specializes in thermal comfort systems, including seat massage, lumbar, heat and ventilation products. This acquisition enhances our seat component capabilities by adding specialized thermal comfort seating solutions and further differentiates our product offerings by improving the seat system's performance and packaging.
•In May 2022, we acquired Romanian-based Thagora Technology SRL ("Thagora") to access scalable smart-manufacturing technology. Thagora's proprietary solutions complement our sustainable manufacturing processes by improving the production yield of our Seating segment's surface materials operations and lowering energy usage during production. In addition, Thagora's Industry 4.0 technologies bring significant advances to our manufacturing operations through engineering and logistics enhancements, including improved material traceability and facility footprint utilization capabilities.
•In November 2022, we acquired InTouch Automation ("InTouch"), a supplier of Industry 4.0 technologies and complex automated testing equipment critical in the production of automotive seats. InTouch's product portfolio is aligned with our Industry 4.0 strategy to implement technologies designed to automate the testing and validation of seat components and complete seats.
•In April 2023, we completed the acquisition of I.G. Bauerhin ("IGB"), a privately held supplier of automotive seat heating, ventilation and active cooling, steering wheel heating, seat sensors and electronic control modules, headquartered in Grundau-Rothenbergen, Germany, for approximately $175 million. The acquisition furthers our comprehensive strategy to develop and integrate a complete portfolio of thermal comfort systems for automotive seating. IGB provides active cooling, as well as additional scale to our seat heating and ventilation capabilities and complements the lumbar and massage capabilities obtained with our acquisition of Kongsberg ICS.
Industry
We supply all vehicle segments of the automotive light vehicle original equipment market in every major automotive producing region in the world. Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles and the availability of raw materials and components, and our content per vehicle. In 2020, the automotive industry experienced a significant decline in global production volumes as a result of the COVID-19 pandemic. In 2022, industry production recovered modestly, increasing 8% compared to 2021. In 2023, industry production increased 9% compared to 2022. This reflects a return to 2019 pre-pandemic production levels but remains 5% below 2017 peak levels. Since 2020, the global economy, as well as the automotive industry, have been influenced directly and indirectly by macroeconomic events resulting in unfavorable conditions, including shortages of semiconductor chips and other components, elevated inflation levels on commodities and labor, higher interest rates, and labor and energy shortages in certain markets. Beginning in the third quarter of 2023 and continuing into the fourth quarter of 2023, the automotive industry was impacted by labor strikes and related disruptions at certain facilities in the United States. Certain of these factors, among others, continue to impact consumer demand, as well as the ability of automotive manufacturers to produce vehicles to meet demand. Our strategy to mitigate these impacts encompasses our comprehensive cost management process, including cost technology optimization, actions to further align our manufacturing capacity to the current industry production environment and investments in Industry 4.0 technologies. This will allow us to enhance operational efficiencies, improve the utilization of existing facilities and equipment to reduce future expenditures, and streamline and automate administrative functions. For a description of risks related to macroeconomic events, see Item 1A, "Risk Factors."

Details on light vehicle production volumes in certain key regions for 2023 and 2022 are provided below. Our actual results are impacted by the specific volume mix of products within each market, as well as other factors described in Item 1A, "Risk Factors."

(In thousands of units)	2023 (1)	2022(1) (2)	% Change
North America	15,647.8	14,296.2	9%
Europe and Africa	18,259.5	16,218.7	13%
Asia	50,147.8	46,049.2	9%
South America	2,817.9	2,716.5	4%
Other	1,746.2	1,769.1	(1%)
Total	88,619.2	81,049.7	9%
(1) Production data based on S&P Global Mobility.
(2) Production data for 2022 has been updated from our 2022 Annual Report on Form 10-K to reflect actual production levels.
Details on our sales in certain key regions for 2023 and 2022 are provided below:

(In millions)	2023	2022	% Change
North America	$9,503.4	$8,910.7	7%
Europe and Africa	8,612.6	6,946.0	24%
Asia	4,445.0	4,183.2	6%
South America	905.9	851.6	6%
Total	$23,466.9	$20,891.5	12%

China (consolidated)	$3,044.9	$2,976.1	2%
China (non-consolidated)	1,867.4	1,750.0	7%
The automotive industry, and our business, continue to be shaped by the broad trend of electrification, which is likely to be at the forefront of the industry for the foreseeable future. Demand for, and regulatory developments related to, improved energy efficiency and sustainability (e.g., government mandates related to fuel economy and carbon emissions) are significant drivers of this trend.
In 2024, the battery electric vehicle market is expected to represent 15% of global light vehicle production (based on January 2024 S&P Global Mobility projections), as compared to 12% in 2023 and 10% in 2022. Battery electric vehicle production increased to 10.2 million units in 2023 from 8.1 million units in 2022, primarily driven by growth in China. Increasing demand for electrified vehicles is driven by numerous product offerings from both traditional and non-traditional automotive manufacturers, government requirements and incentives, automotive manufacturers' internal targets and a growing segment of end consumers who are seeking alternatives to vehicles with traditional ICE architectures. Meeting this demand requires further use of electronically controlled and assisted powertrains and related components to improve fuel efficiency; the adoption of alternative energy powertrains, such as 48-volt mild hybrid, full hybrid, plug-in hybrid and pure battery electric powertrains that facilitate electrification of the vehicle; and the use of lighter weight materials throughout the vehicle.
Our business is also influenced by vehicle segment trends that continue to experience a shift in consumer preference toward crossover and sport utility vehicles. This trend positively impacts our business as content per vehicle on such vehicles, especially within our Seating business, can be significantly higher. Crossover and sport utility vehicle production has grown to approximately 46% of total vehicle production in 2023, up from 33% five years ago.
Strategy
Through our products, technology and strategic initiatives, we are well positioned to capitalize on business growth opportunities. We are focused on profitably growing our businesses and have implemented a strategy designed to deliver industry-leading, long-term financial returns. This strategy is based on the following four pillars designed to drive growth and profitability in both of our business segments:
•Extend our market leadership position in Seating with priceable features;
•Transform our E-Systems business through accelerated growth in connection systems, vehicle architecture evolution and electrification, and the rationalization of our product portfolio to improve profitability;
•Build on our reputation for operational excellence through investment in Industry 4.0 technologies; and

•Prioritize people and the planet through our sustainability initiatives to drive business growth, cost reductions and improved employee retention.
In our Seating business, key attributes of the seat design are evolving as the market continues to pivot toward electrified vehicles, providing us with an opportunity to offer value added solutions to our customers through our products and to use our leading market position to capture additional market share. Our products include seat heating, ventilation, active cooling, pneumatic lumbar and massage products through INTUTM Thermal Comfort, the latest addition to our Intelligent Seating (INTUTM Seating) offerings, and seat reconfigurability through Configurable Seating Architecture (ConfigurE+TM). In thermal comfort systems, we are integrating our existing capabilities with those realized through our acquisitions of Kongsberg ICS and IGB. Further, we are enhancing product design through the integration of multiple thermal comfort features into a module which offers fewer parts, reduced complexity, improved packaging and significant performance improvements. Finally, we have leveraged our complete seat system and component expertise and capabilities to develop a complete thermal comfort solution that combines this thermal comfort module with FlexAirTM, our 100% recyclable non-foam alternative, and the seat trim cover. Our newly designed thermal comfort seat system can reduce sub-components by 50% and increase airflow directly to the occupant by 40%, as compared to currently available designs. Our design enables heating and ventilation of the occupant rather than the entire cabin, which can improve energy efficiency, resulting in improved battery range for electric vehicles. With our thermal comfort systems expertise, we are poised to capitalize on the market trends in electric vehicles, second and third row comfort, and ride sharing, while also providing greater design, cost, production and energy efficiency for our customers.
In our E-Systems business, our broad capabilities in electrical distribution and connection systems; high-voltage power distribution products, including BDUs; and low-voltage power distribution products, electronic controllers and other electronic products support the trend toward electrification, as well as the evolution toward zone-based vehicle electrical architectures for both ICE and electrified powertrains. We are investing in and expanding our electrical distribution and connection systems business. This business is benefiting from expanded content per vehicle in line with higher circuit counts supporting high-speed data movement within the vehicle, as well as high-voltage wire harnesses and high-voltage battery components such as intercell connect boards on electrified powertrains. In addition, we have enhanced our vertical integration capabilities in connection systems through the acquisition of M&N Plastics. Our high-voltage power distribution business, including our BDU business, and our low-voltage power distribution business are benefiting from the increased adoption of electrified powertrains and the expansion of longer range, larger format (trucks and SUVs) and higher performance electrified vehicles, where we provide market-leading solutions. Differentiation through higher power management capacity, lighter weight solutions, and optimized and vertically integrated manufacturing solutions provide us with a competitive advantage in the electrification market. Our electronic controllers and other electronic products business is benefiting from the adoption of new vehicle electrical architectures with more integrated power management and control, which is aligned with our strong history of providing highly complex and integrated electronics to our customers. We have rationalized our electronics product portfolio to align with this trend, focusing future investments on those products where we believe that we have a competitive advantage and we can achieve industry-leading financial returns. Further, we are de-emphasizing and exiting those product lines where we do not see a path to sustainable risk-adjusted financial returns.
We are building on our reputation for operational excellence within the automotive industry with the establishment of our Lear Forward Plan, which will enhance operational efficiencies across our business, and our investments in Industry 4.0 technologies, including the 2022 acquisitions of Thagora and InTouch. Our acquisition of Thagora provides us with scalable smart-manufacturing technology that improves the production yield of our Seating segment's surface materials operations and lowers energy usage during production. Our acquisition of InTouch provides us with complex testing equipment that automates the testing and validation of seat components and complete seats.
We continue to embed responsible and sustainable principles into our key business processes and operations. We have developed products such as FlexAirTM, ReNewKnitTM, a sustainable sueded alternative material that is fully recyclable at its end of life and composed of 100% recycled plastic bottles, and SoyFoamTM, a substitute for certain petroleum-based products. We also have improved energy efficiency in our operations and established climate goals to reduce carbon emissions and increase the use of renewable energy.
Seating Segment
Lear is a recognized global leader in complete seat systems. Based on independent market studies and management estimates, we believe that we hold the #2 position in complete seat systems globally on the basis of revenue with strong positions in all major markets and a 25% global market share in 2023. We are also a recognized leader in key individual seat components produced for complete seat systems.
Our Seating segment consists of the design, development, engineering, assembly and just-in-time delivery of complete seat systems, as well as all major seat components, including seat trim covers; surface materials such as leather and fabric; seat mechanisms; seat foam; thermal comfort systems such as seat heating, ventilation, active cooling, pneumatic lumbar and massage products; and headrests. Our extensive system-level knowledge and component-level capabilities, including internal development of sensor and control algorithms, have provided a strong foundation for innovation and commercialization of thermal comfort systems and convenience features. We believe that with our comprehensive set of component offerings, we are a leader in the global market. Overall, our global manufacturing and engineering expertise, low-cost footprint, complete component capabilities, quality leadership and strong customer relationships provide us with a catalyst for both organic and inorganic growth opportunities to enable us to reach our mid-term target global market share of 29% in complete automotive seat systems.
We produce seat systems that are fully assembled and ready for installation in light vehicles globally. Seat systems are generally designed and engineered for specific vehicle models or platforms. We develop seat systems and components for all vehicle segments from compact cars to pick-up trucks and full-size sport utility vehicles. We are the world leader in luxury and performance automotive seating, providing craftsmanship, elegance in design, use of innovative materials and industry-leading technology required by premium brands and vehicles, including those produced by Alfa Romeo, Aston Martin, Audi, BMW, Cadillac, Chevrolet, Ferrari, GMC, Jaguar, Lamborghini, Land Rover, Lincoln, Maserati, Mercedes-Benz, NIO, Polestar, Porsche and Volvo.
We are executing on our strategy to extend our leadership position in the market through unique product offerings and selective vertical integration. Our acquisition of Kongsberg ICS provided us with capabilities in seat massage, lumbar, heating and ventilation. Our acquisition of IGB provided us with capabilities in seat heating, ventilation and active cooling, steering wheel heating, seat sensors and electronic control modules. ConfigurE+ is a wireless powered rail system that allows for easy repositioning of seats within vehicles. Further, selective vertical integration of key seat components is enhancing growth and increasing profitability, as well as improving quality. In this regard, we have developed standardized seat mechanisms that can be used across multiple vehicle programs to minimize investment costs. Our seat mechanisms are developed and manufactured in key locations to supply every major automotive producing region in the world. We believe that our precision-engineered seat mechanism expertise and low-cost manufacturing footprint provide us with a competitive advantage.
Our seat cover operations have continued to expand in low-cost markets, including precision cutting, assembly, sewing and lamination. Our acquisition of Eagle Ottawa provided us an industry-leading market share in automotive leather globally. Our capabilities in leather design, development and manufacturing allow us to deliver the most luxurious, durable and performance-tested leathers to our customers. Our acquisition of Guilford Mills provided us with Guilford Performance Textiles, a line of automotive seat and interior fabrics. On a global basis, we can provide a full range of seat cover capabilities, including design and surface coating solutions, as well as unique leather and fabric applications. We believe that the combination of these capabilities in seat surface materials differentiates us and provides us with a competitive advantage facilitating our leadership position in the industry.
We are committed to reducing the environmental footprint of our products, operations and supply chain as a means to drive business growth and reduce costs. We are working to improve the sustainability of our operations through identification and reduction of generated waste, reuse of materials whenever possible and recycling. Our sustainability efforts leverage available technology to replace certain petroleum-based products with more sustainable alternatives, such as SoyFoamTM and, more recently, FlexAirTM, our 100% recyclable non-foam alternative that is anticipated to reduce both CO2 emissions and mass as compared to traditional foam offerings, as well as improve breathability, resulting in better performance. In addition, we have focused development efforts on commercializing a range of fabrics that contain recycled, renewable or recyclable yarns that reduce our environmental impact. These fabrics include our ReNewKnitTM sustainable sueded alternative material, which is a first-to-market automotive textile that is fully recyclable at its end of life and composed of 100% recycled plastic bottles. ReNewKnitTM fibers are spun from polyester yarn and finished with a foam-free recycled fleece backing.

Thermal Comfort Systems
Our thermal comfort systems consist largely of seat heating, ventilation, active cooling, pneumatic lumbar and massage products, together with other thermal products such as panel and steering wheel heating. Our thermal comfort systems strategy consists of three phases: business integration, component modularity and delivery of the most efficient and feature-packed seat in the industry. Over the past decade, we have dedicated significant engineering resources to designing, developing and advancing the future of thermal comfort systems. Our recent acquisitions of Kongsberg ICS and IGB further expanded our unique capabilities with experienced engineering and manufacturing leaders to accelerate the execution of our thermal comfort systems strategy and provide purchasing, logistics, administrative and footprint synergies to improve our cost competitiveness. Through component modularity efforts, we are innovating and enhancing product design by combining multiple functions that were previously provided across multiple components into modular solutions. Traditionally, heating, ventilation, lumbar and massage products have been designed as independent systems in a multi-layered model. We have designed a single module that combines these thermal comfort features and uses fewer parts. This module provides a more efficient system, reduces complexity, improves packaging size and delivers significant performance improvements. Finally, we have leveraged all of our complete seat systems and seat component expertise and capabilities to develop a complete thermal comfort system that combines our thermal comfort module, FlexAirTM and the seat trim cover. This revolutionary design further reduces part complexity, mass and package size (allowing for easier adoption in second and third rows) and significantly improves the final seat assembly process while providing a more efficient system with improved performance (including reduced time to sensation) and enhanced comfort for the occupant. In addition, our complete thermal comfort module can be supplied to any seat supplier and is compatible with any seat structure with traditional foam or FlexAirTM. We believe that we are the only supplier with the complete capabilities necessary to realize these modular concepts, providing a unique value proposition to our customers.

Advanced Seating Craftsmanship and Innovation
We believe that our broad capabilities, including advanced design and material integration skills, provide us with a competitive advantage. Our team of experts at our Center for Craftsmanship in Southfield, Michigan has developed a portfolio of technologies that deliver sustainable products, differentiated design, craftsmanship and comfort. Through this dedicated studio, we are leveraging our unique position to be an industry leader in design and facilitating customer interactions with designers and engineers working collaboratively to create innovative solutions early in the design process. The breadth of our portfolio and depth of our design expertise allows us to better integrate all seat components and bring innovative designs into production with the highest level of craftsmanship, providing differentiated design comfort, quality and overall value to the end consumer. We believe that our unmatched component capabilities, design expertise, global manufacturing presence, and portfolio of enabling and sustainable technologies provide a unique value proposition to our customers and will drive market share gains for our business.
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
Intelligent Seating (INTUTM Seating)
The seat offers a direct connection between the driver, passengers and vehicle systems. Our development of INTUTM technologies provides the driver and passengers with intelligent, intuitive seat system options that offer advanced comfort solutions, including thermal products, as well as configurable seating product technologies. Our extensive knowledge in consumer ergonomics and comfort, in combination with our electronics capabilities, facilitated the development of our INTUTM seat features, which are capable of being programmed to identify certain key occupant inputs and automatically adjust the appropriate seat parameters to provide consumers with a better, highly personalized, in-vehicle experience.
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
•Zero Gravity Seat – Zero gravity seats (i.e., seats designed to replicate the sensation of weightlessness) have become increasingly more important in the local China market as they provide an enhanced comfort experience for the second row occupants. We have developed a zero gravity seat for second row occupants that includes a 65 degree recline, a raising calf rest for lower leg support, an adaptive arm rest and occupant body pressure distribution, together with various comfort features, including integrated pneumatic neck support and heated back massage. Production for our first award is expected to launch in 2024.
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
We believe that we are the world's most vertically integrated manufacturer of complete seat systems, providing us with a competitive advantage in terms of cost and quality. We utilize the latest industry innovations and automated technologies to facilitate our continuous improvement efforts. Our recent investments in Industry 4.0, including the 2022 acquisitions of Thagora and InTouch, have resulted in operational efficiencies in the manufacturing process. Moreover, we have continued to expand our employee engagement initiatives, achieving global scalability and successfully driving cultural advances. Our initiatives have resulted in improvements in quality, lower employee absenteeism, material cost savings and a reduction in average assembly build times per seat set.
Customers
The top five customers of our Seating segment are: General Motors, Mercedes-Benz, Stellantis, Volkswagen and Ford.
Competition
Our primary competitors in this segment globally are Adient plc, Forvia SE, Magna International Inc., Toyota Boshoku Corporation, TS Tech Co., Ltd. and Yanfeng Automotive Systems Co., Ltd., which have varying market presence depending on the region, country or automotive manufacturer. Toyota Motor Corporation and Honda Motor Co. Ltd. hold equity ownership positions in Toyota Boshoku Corporation and TS Tech Co., Ltd., respectively. A limited number of other automotive manufacturers maintain a presence in the seat system market through wholly owned subsidiaries or in-house operations. In seat components, we compete with the seat system suppliers identified above, as well as certain suppliers that specialize in particular components.
For additional factors that may impact our Seating segment's business, financial condition, operating results and/or cash flows, see Item 1A, "Risk Factors."
E-Systems Segment
Our E-Systems segment consists of the design, development, engineering and manufacture of complete electrical distribution and connection systems; high-voltage power distribution products, including BDUs; and low-voltage power distribution products, electronic controllers and other electronic products for light vehicles globally. We are a leader in signal distribution and power management within the vehicle for all types of powertrains – from traditional ICE architectures to the full range of electrified powertrains. Our expertise and product portfolio support new vehicle electrical architectures, including the adoption of high-voltage electrified vehicle architectures and the transition to zone-based vehicle electrical architectures. We are expanding our capabilities and introducing new product lines, primarily within our electrical distribution and connections systems business and including intercell connect boards, BDUs, engineered components, high-voltage wire, high-speed data cables and zone control modules. Further, we are de-emphasizing and exiting certain electronics product lines, including audio modules, lighting modules, on-board chargers, telematics control units and niche electronic controllers, where we do not see a path to sustainable risk-adjusted financial returns.
In our E-Systems business, the electrification of the vehicle powertrain adds significant content per vehicle for our products, including high-voltage wire harnesses, high-voltage battery connection systems (intercell connect boards, bus bars and main battery connection systems) and BDUs. Higher performance and larger format electrified vehicles, including trucks and SUVs, as well as electrified vehicles with longer range, further increase content per vehicle and aligns favorably with our products, including high power-to-size ratio terminal systems, high performance BDUs and intercell connect boards.
In addition, the continuing evolution of the vehicle electrical architecture is introducing more highly integrated power management and control electronics (or zone control modules) and greatly expanding the use of high-speed data within the vehicle. Our customers are adopting these new architectures on both ICE and electrified powertrains to enable continued integration of more electrical and electronic content and to enable future software-defined functionality. These market demands align favorably with our expertise in zone control modules and high-speed data cables.
Our product portfolio strategy enables increased leverage of our investments across a focused product portfolio and creates a competitive advantage as we are able to offer our customers customized solutions optimized to provide complete architecture benefits. Our component designs consider the performance of the complete architecture, creating superior value for our customers. Our investments in electrification over the past fifteen years are providing us with a significant growth opportunity with respect to this trend. Further, electrified vehicle architectures represent a significant content per vehicle expansion opportunity for us.
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
Wire harness assemblies, together with connection systems, link all of the various electrical and electronic devices within the vehicle to each other and/or to a power source. Our wire harnesses provide low-voltage (12 volts and 48 volts) and high-voltage

(60 volts – 800 volts) power distribution. Low-voltage wire harnesses are used on all light duty vehicles, and high voltage wire harnesses are used on vehicles with electrified powertrains. Wire harness assemblies are a collection of individual circuits fabricated from raw and insulated wire, which is automatically cut to length and terminated during the manufacturing process. Individual circuits are assembled together, inserted into connectors and wrapped or taped to form wire harness assemblies. The assembly process is labor intensive, and as a result, production is generally performed in low-cost labor sites in Mexico, Honduras, Brazil, Eastern Europe, Africa, China and the Philippines.
Connection systems include terminals and connectors, high-voltage battery connection systems and engineered components that join wire harnesses together at their respective end points or connect electronic devices to wire harnesses. Connection systems can vary significantly in size and complexity depending on the amount of power or data being transferred and the number of connections being made at any particular point in the electrical distribution system. Connection systems support both low-voltage and high-voltage power distribution. Low-voltage connection systems are used on all light duty vehicles and high-voltage connection systems are used on vehicles with electrified powertrains. Our connection systems are produced using highly automated processes, including stamping, injection molding and automated assembly processes. In 2021, we entered into a partnership with Hu Lane Associate Inc., a world-class manufacturer of automotive connector products, to expand our business opportunities in connection systems through access to a broader catalog of product-enabling solutions for our customers. Our connection systems are currently manufactured in Germany, the Czech Republic, Morocco, China and the United States. Key material inputs to our connection systems business include metals, such as copper and aluminum, and various resins.
High voltage battery connection systems consist of stamped and molded components and assemblies that provide connections between battery cells, from the battery pack to the vehicle electrical architecture, and between other electrical components within the high-voltage battery pack. High-voltage battery connection systems can vary in size and design to accommodate various high-voltage battery architectures and enable safe and efficient electrified powertrain battery packs. Specific products include intercell connect boards, bus bars and main battery connection systems. These products are produced using highly automated processes, including stamping, bending, molding and assembly. We leverage our metal stamping capabilities in our Seating business to provide a competitive advantage for these products through vertical integration and supply chain management. Our established capabilities in connection systems and engineered components facilitate our ability to produce these products. Our high-voltage battery connection systems are produced in Germany, the United States, the Czech Republic, Mexico and China. Key material inputs to our high-voltage battery connection systems business include metals, such as copper, aluminum, and steel, and various resins.
Engineered components consist of molded components included in wire harness assemblies. These components perform specific functions, such as protection, routing, sealing or covering, to ensure that the wire harness assembly properly performs its function. In 2021, we acquired M&N Plastics, a privately owned injection molding specialist and manufacturer of engineered plastic components for automotive electrical distribution applications, which enabled the significant expansion of our footprint and capabilities with respect to engineered components. Engineered component capabilities are a significant contributor to vertically integrated product assemblies and enable business growth across electrical distribution and connection systems and our Seating business due to increased control of product cost and quality, as well as the supply chain. Engineered components are applicable to all vehicle architectures and are produced using molding processes. Our engineered components are currently manufactured in Germany, the Czech Republic, Morocco, China and the United States. Key material inputs to our engineered components are various resins.
High-Voltage Power Distribution Products, including BDUs
In our E-Systems segment, we also design, develop, engineer and manufacture high-voltage power distribution products, including BDUs. These products control the flow and distribution of high-voltage power throughout electrified vehicles and include BDUs which control all electrical energy flowing into and out of high-voltage batteries in electrified vehicles. More than fifteen years of experience in high-voltage power distribution products, together with our expertise in areas integral to the performance of BDUs, such as power and thermal management and electrical architecture integration, have contributed to our well-established market position and our ability to effectively and competitively supply BDUs. High-voltage power distribution products are applicable to all electrified powertrain vehicles, but the size, complexity and configuration can vary widely dependent upon the power requirements of individual vehicle platforms. Our high-voltage power distribution products are currently manufactured in Mexico, China, Spain and Morocco. Key material inputs to our high-voltage power distribution products include metals, including copper and aluminum, various resins, and power components, such as fuses, e-fuses and contactors.
Low-Voltage Power Distribution Products, Electronic Controllers and Other Electronic Products
In our E-Systems segment, we also design, develop, engineer and manufacture low-voltage power distribution products, electronic controllers and other electronic products that control various functions and power distribution within the vehicle. Our electronic product offerings include zone control modules, body domain modules and low-voltage power distribution units. These units are typically purchased with embedded software to manage vehicle functions, control power distribution and ensure vehicle network connection. We assemble these modules using specialized, high-speed surface mount placement equipment and assembly processes in Mexico, Europe, Northern Africa and China.
Technology
Our complete electrical distribution and connection system design capabilities, coupled with market-leading component technologies, allow early access to our customers' product development teams, which provides an indication of our customers' product needs and enables us to develop system design efficiencies. Our expertise is developed and delivered by approximately 2,200 engineers across fourteen countries and is led by four global technology centers of excellence in China, Germany, Spain and the United States for each of our major product lines in this segment.
In electrical distribution and connection systems, our technology includes expertise in the design and use of alternative conductor materials, such as aluminum, copper-clad steel and other hybrid alloys. Alternative conductor materials can enable the use of ultra small gauge conductors, which reduce the weight and packaging size of electrical distribution and connection systems. We also have developed proprietary manufacturing process technologies, such as our vertical manufacturing system that features three dimensional wire harness assembly boards. Our expertise in connection system technology facilitates our ability to implement these small gauge and alternative alloy conductors. We have developed advanced capabilities in aluminum terminals and aluminum wire termination, ultra small gauge termination and high-voltage terminals and connectors. We have developed high density in-line connectors and new small gauge terminals that will enable wire gauge reduction and provide our customers with smaller and lower cost solutions. In high-voltage battery connection systems, we have established a leading capability in power density (power per packaging size) that is being adopted by multiple automotive manufacturers. In addition, we have developed highly integrated and highly automated solutions to improve the performance of high-voltage batteries. These technologies are supported by our proprietary virtual proving grounds, which is an industry-leading suite of in-house developed tools and processes to significantly reduce design, development and validation testing time and expense. Our ongoing and accelerating investments in Industry 4.0 technologies, including the automation of wire harness manufacturing, design for automation and digital transformation, will yield future efficiencies and flexibility to our operations.
In high-voltage power distribution products, including BDUs, and low-voltage power distribution products, we have developed many patented or patent pending technologies that enable management of higher power levels and efficient thermal management. Our technology and capabilities were awarded an Automotive News PACE Award for technological excellence in 2021. In addition, we partnered with BASF and General Motors to develop the BDU in the 2022 GMC Hummer EV and won the Society of Plastics Engineers Automotive Innovation Award for the electric and autonomous vehicle systems category in 2023. Our BDU capabilities enable the highest power large-format vehicles by utilizing innovative technologies, including flat-flex wires to quickly dissipate heat. Our product achieves a 20% weight reduction, 32% size reduction and 135% gain in current-carrying capability across 400 volt and 800 volt architectures, as compared to currently available architecture offerings. These technologies are also scalable to achieve superior performance for vehicles with lower power requirements.
In our electronic controllers and other electronic products, we are a market leader in zone control, body domain control and power distribution technology and began production of our Automotive News PACE Award-winning Solid State Smart Junction BoxTM in 2016. Further, our expertise in e-fuse technology is leading to new power distribution business awards as new architectures are adopted and functional safety requirements increase. Software is a critical element of our other electronic products business. Software capabilities are becoming more important in the management of complex and highly sophisticated electronic architectures. Software within the vehicle is rapidly growing as a key element of technological innovation and a cost effective way to provide new features and functions.
For additional factors that may impact our E-Systems segment's business, financial condition, operating results and/or cash flows, see Item 1A, "Risk Factors."
Customers
The top five customers of our E-Systems segment are: Ford, Geely (including Polestar and Volvo), Renault-Nissan, Jaguar Land Rover and Volkswagen.
Competition
Our major competitors in electrical distribution and connection systems include Aptiv PLC, Leoni AG, Molex Incorporated (a subsidiary of Koch Industries Inc.), Sumitomo Corporation, TE Connectivity and Yazaki Corporation. Our major competitors in BDUs include Contemporary Amperex Technology Co. Limited, Delta Electronics, Inc., LG Energy Systems, Ltd., Panasonic Holdings Corporation and Yazaki Corporation. Our major competitors in other electronic products include Aptiv PLC,

Continental AG, Denso Corporation, Harman International Industries, Incorporated (a subsidiary of Samsung Electronics Co. Ltd.), Hella (a subsidiary of Forvia SE), Robert Bosch GmbH, Valeo S.A. and Visteon Corporation.
Sustainability
Sustainability initiatives provide the opportunity to gain competitive advantages. For example, we believe that growing customer and consumer demand for sustainable products provides opportunities for growth, and the more efficient use of energy and natural resources provides the potential to lower our operating costs while reducing our impact on the environment. We are continuously working to embed responsible and sustainable principles into our key business processes and operations, including enterprise risk management, innovation, procurement, product and process development, and sales. Our sustainability strategy and initiatives are developed by a cross-functional team of senior subject matter experts, reviewed and approved by senior management and overseen by the Governance and Sustainability Committee of our Board. We actively communicate our goals and activities to our investors in our public disclosures available on our website and in our SEC filings. Our sustainability efforts demonstrate how we live our core value to Get Results the Right Way, which we have reinforced by recommitting to the United Nations Global Compact each year since becoming a participant in 2020.
Energy Efficiency and Carbon Reduction Efforts at Lear
•How We Are Driving Sustainability in Our Production Processes
We employ standardized processes globally that are designed to drive the efficient use of energy to reduce energy costs and greenhouse gas emissions, prevention of pollution and use of safe and sustainable production processes. We have published carbon reduction goals that we intend to achieve by 2030, including 100% usage of renewable energy for our electricity consumption and a 50% reduction in carbon emissions at our sites globally, as well as an aspiration to be carbon neutral by 2050.
We are implementing a multifaceted approach to achieve these goals. In our internal operations, we are focused in large part on increasing our usage of renewable energy, as well as on efforts to reduce energy consumption and use energy more efficiently. In particular, we have developed, and are implementing, a comprehensive renewable energy strategy which includes the following:
–On-site renewable energy generation at certain sites (we currently have solar arrays operating at 14 sites in Europe, South America and China);
–Virtual power purchase agreements, where viable, to support new renewable energy projects; and
–Purchasing energy attribution certifications from energy providers, whether bundled with existing energy purchases or unbundled in certain regions.
Our operations globally use our Energy Efficiency, Water Usage and Waste Generation Playbooks to promote sustainable practices within our facilities, while at the same time increasing operational efficiency and reducing costs. As an example, leveraging the best practices outlined in our Energy Efficiency Playbook, our global teams completed 170 energy efficiency projects, potentially saving nearly 6 million kWh of energy globally. In addition, our facilities' specifications for new construction and significant building refurbishments require the consideration of more energy efficient systems, such as heating and cooling systems, wherever practicable.
While the foregoing efforts will help us drive toward the elimination of carbon emissions in those areas we directly control (Scope 1 and 2 emissions), we are also progressing toward our longer-term overall goal of carbon neutrality across our value chain (including Scope 3 emissions). In terms of our supply chain, we are communicating our carbon and renewable energy goals, as well as our expectation that our suppliers have, and follow, their own internal policies regarding the conservation and efficient use of natural resources, including energy.
•How We Are Driving Sustainable Products
The automotive industry remains focused on the development of sustainable transportation solutions, particularly in light of the continued focus on climate change and environmental sustainability among governments, non-governmental organizations, consumers and other stakeholders. This focus is increasing the expectations, and in some cases, leading to regulatory requirements, that the automotive industry reduce the carbon emissions generated by vehicles, which is expected to increase the adoption of electric vehicles in the coming years.
Certain of our product offerings are designed to capitalize on these evolving regulatory requirements and consumer preferences, such as electrical distribution and connection systems and BDUs designed for high-voltage applications, providing growth opportunities for our business. Our thermal comfort systems can increase the efficiency of a vehicle's HVAC system and, in turn, potentially facilitate an increased range for electric vehicles. In addition, our lightweight components and vertical integration capabilities can facilitate weight reductions and other performance efficiencies in our products, in turn enabling lower emissions and increased battery driving range.
Our customers' focus on sustainability is aligned with our efforts to develop products that are more environmentally sustainable. These products include, without limitation, FlexAirTM, our 100% recyclable non-foam alternative, ReNewKnitTM, our sustainable sueded alternative material that is fully recyclable at its end of life and composed of 100% recycled material, and SoyFoamTM, a substitute for certain petroleum-based products.
We are also committed to working with our suppliers and customers to source raw materials, including leather, in a sustainable manner. Our leather operations source cattle hides as a byproduct of the beef industry and are helping to protect forests by working to eliminate purchases of such hides from cattle farms involved in deforestation and forest degradation. Our No Deforestation Policy aligns with industry standards and requires of our suppliers:
–Supply chain transparency, so that all materials supplied to us are from legal sources;
–Land is not clear-cut or burned for production or development; and
–Compliance with governmental laws, regulations and guidelines regarding deforestation.
With respect to the Amazon rainforest, 100% of the direct Brazilian suppliers to our leather operations use georeferencing technology to confirm that their suppliers did not directly buy cattle from farms involved in deforestation, invasion of indigenous and protected areas or other human rights violations. To monitor our suppliers' compliance with these requirements, we may conduct audits or assessments and/or require third-party verification.
Other Sustainability And Governance Initiatives
We are especially proud of our employees’ efforts to support our global communities. Through our Operation GIVE campaign at our Southfield, Michigan headquarters, nearly $1 million in employee contributions benefited local programs focused on economic well-being, education and the environment in 2023. In addition, our teams completed numerous volunteer projects to support the global communities where we live and work.
Our commitment to human rights is set forth in our Human Rights Policy which clearly defines how we approach, govern and defend the dignity of people throughout our operations, our global supply chain and our communities.
Our governance activities help ensure that our business and operations are conducted in compliance with all applicable laws, as well as Lear's policies and procedures, particularly our Code of Business Conduct and Ethics. Our Board and its Audit and Governance and Sustainability Committees oversee our compliance and governance activities. Our expectations related to conducting business in a sustainable and ethical manner extend to our supply base. Suppliers must meet the requirements of our Supplier Sustainability Policy and Global Requirements Manual and Code of Conduct for Suppliers. We monitor and assess their compliance both internally and through the use of a third party.
Human Capital Management
Our human capital management strategy is based on our belief that an important factor in delivering the highest quality products and services is to maintain a work environment that prioritizes safety and fosters collaboration, inclusion, tolerance and respect for our 186,600 employees around the world. Our Board and its People and Compensation Committee oversee this strategy.
As of December 31, 2023 and 2022, our employment levels worldwide were approximately as follows:

Region	2023	2022
United States and Canada	11,600	10,200
Mexico	56,400	51,000
Central and South America	23,700	22,700
Europe and Africa	68,400	59,000
Asia	26,500	25,800
Total	186,600	168,700
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
Health and Safety
Our health and safety programs are designed around global standards with appropriate variations to address the multiple jurisdictions and unique working environments of our manufacturing operations. Our health and safety management system is compliant with the International Organization for Standardization ("ISO") 45001 standard, and we are currently implementing a more comprehensive program which combines ISO 14001 and 45001 requirements to improve efficiency and performance. Each of our locations performs regular safety audits to ensure that proper safety policies are in place and appropriate safety training is provided. In addition, we engage an independent third-party conformity assessment and certification vendor to audit selected operations for adherence to our global health and safety standards.
Our employees also support healthier lifestyles through our Driving Wellness campaign. Local teams around the world plan activities, such as mental health awareness events, first aid training and on-site physical fitness initiatives, that are focused on promoting increased physical, emotional and mental wellness. This program has been expanded globally since its inception in 2022.
Diversity, Equity and Inclusion ("DEI")
We strive to build a culture of diversity, equity and inclusion not only through our human resource policies and practices but also by actively monitoring pay equity and working to eliminate discrimination and harassment in all of its forms. Since 2022, our employees participated in more than 200,000 hours of DEI and anti-harassment training. In addition, our global executives and U.S. managers at our Southfield, Michigan headquarters have completed our Connecting with Others DEI training, which helps our employees identify barriers to inclusion and learn behaviors that both promote inclusion and establish stronger connections. Our Together We Belong program continues to help our employees learn to navigate difficult conversations, support our colleagues and celebrate the many facets of diversity.
In 2021, we introduced Together We Grow, a merit-based program designed to help future leaders from historically underrepresented groups build their careers at Lear. This program provides participants with meaningful development and proactive career management. With an emphasis on engagement and relationship building, this program continues to support our next generation of leaders, maximizing their full potential. We are currently working to expand the program globally.
In 2023, we launched our JumpStart program, attracting mid-career professionals who had previously chosen to pause their careers for a variety of personal reasons. Leveraging our internal referral process, we found participants that were eager to update their skills and, with support, ready to return to full-time employment. During the 12-week program, participants receive custom onboarding, attend professional development and technical training workshops, and are assigned a job coach.
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
Talent, Education and Development
We are committed to the continued development of our employees. In 2023, we delivered more than seven million hours of safety, development, leadership, quality, continuous improvement, lean manufacturing, and ISO and IATF certification training. We offer several professional development and leadership programs in the United States, Europe, Asia, Mexico and South America. Our CEO Academy is our premier leadership development opportunity. Twice per year, a select group of leaders representing diverse functions and backgrounds are invited to participate in a week-long leadership immersion event, during which each participant presents a bold business idea to help drive Lear's success.
Employee Engagement and Culture
Launched in 2017, Together We Win ("TWW") is Lear's global employee engagement program focused on driving cultural change in our operations. Plants advance through four segments — leadership, work environment, employee involvement and team empowerment. TWW unites manufacturing employees across the globe in achieving excellence based on key operations and employee engagement metrics, such as quality, absenteeism, health and safety performance, and operational efficiency. Our approach towards employee engagement has evolved into an employee experience framework based on three main chapters of the employee lifecycle: attract and recruit, learn and grow, and perform and reward.
Champions of Lear celebrates our global operations and our hourly and salaried employees who represent the best-of-the-best in our company. Individuals, teams or plants submit an application which is reviewed by a diverse panel of judges, including Lear leadership. Award categories honor achievements in engagement, customer appreciation, innovation, supply chain, quality, safety, operational excellence, sustainability and continuous improvement.
Customers
In 2023, General Motors, one of the largest automotive and light truck manufacturers in the world, accounted for 20% of our net sales. In addition, Ford and Volkswagen each accounted for 11%, and Mercedes-Benz and Stellantis each accounted for 10%, of our 2023 net sales. Through acquisitions and organic growth, we strive to diversify our customer base to be reflective of the evolving regional markets in which we operate. We supply and have expertise in all vehicle segments of the automotive market. Our sales content tends to be higher on those vehicle platforms and segments which offer more features and functionality. The popularity of particular vehicle platforms and segments varies over time and by regional market. We expect to continue to win new business and grow sales at a greater rate than overall automotive industry production. For further information related to our customers and domestic and foreign sales and operations, see Note 15, "Segment Reporting," to the consolidated financial statements included in this Report.
Our customers award business to their suppliers in a number of ways, including the award of complete systems, which allows suppliers either to manufacture components internally or to purchase components from other suppliers at their discretion. Certain of our customers also elect to award certain components directly to component suppliers and independent of the award of the complete system. We have selectively expanded certain of our product offerings and component capabilities and continue to invest in manufacturing capacity in low-cost regions to enhance our cost structure and increase our vertical integration opportunities and participation in our customers' direct component sourcing.
Our customers typically award contracts several years before actual production is scheduled to begin. Each year, the automotive manufacturers introduce new models, update existing models and discontinue certain models and, periodically, even complete brands. In this process, we may be selected as the supplier on a new model, we may continue as the supplier on an updated model or we may lose the business on a new or updated model to a competitor. Our core sales backlog reflects our estimated net sales over the next three years from formally awarded new programs, less lost and discontinued programs. This measure excludes the sales backlog at our non-consolidated joint ventures and the impact of the wind down of non-core products in our E-Systems business. As of January 2024, our 2024 to 2026 sales backlog is $2.8 billion. Our current sales backlog reflects $1.2 billion related to 2024, of which 58% and 42% is related to our Seating and E-Systems segments, respectively. In addition, our 2024 to 2026 sales backlog at our non-consolidated joint ventures is approximately $650 million. Our current sales backlog assumes volumes based on the independent industry projections of S&P Global Mobility as of December 2023 and internal estimates, a Euro exchange rate of $1.09/Euro and a Chinese renminbi exchange rate of 7.15/$. This sales backlog is generally subject to a number of risks and uncertainties, including vehicle production volumes on new and replacement programs and foreign exchange rates, as well as the timing of production launches and changes in customer development plans. For additional information regarding risks that may affect our sales backlog, see Item 1A, "Risk Factors," and Part II — Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements."

We receive purchase orders from our customers that generally provide for the supply of a customer's annual requirements for a particular vehicle model and assembly plant, or in some cases, for the supply of a customer's requirements for the life of a particular vehicle model, rather than for the purchase of a specified quantity of products. Although most purchase orders may be terminated by our customers at any time, such terminations have been infrequent and have not had a material impact on our operating results. We are subject to risks that an automotive manufacturer will produce fewer units of a vehicle model than anticipated or that an automotive manufacturer will not award us a replacement program following the life of a vehicle model. To reduce our reliance on any one vehicle model, we produce automotive systems and components for a broad cross-section of both new and established models. However, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating performance. Our net sales for the year ended December 31, 2023, consisted of 27% passenger cars, 54% crossover and sport utility vehicles and 19% trucks and vans.
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
Raw Materials
The principal raw materials used in our seat systems, electrical distribution and connection systems, BDUs and other electronic products are generally available and obtained from multiple suppliers under various types of supply agreements. Components such as seat trim covers, surface materials such as leather and fabric, seat mechanisms, seat foam, thermal comfort systems such as seat heating, ventilation, active cooling, pneumatic lumbar and massage products, headrests, connection systems and certain other components are either manufactured by us internally or purchased from multiple suppliers under various types of supply agreements (certain of which are sourced by our customers and certain of which are sourced by us). The majority of the steel used in our products is comprised of fabricated components that are integrated into a seat system, such as seat frames, recliner mechanisms, seat tracks and other mechanical components. Therefore, our exposure to changes in steel prices is primarily indirect, through these purchased components. With the exception of certain connection systems, the materials that we use to manufacture wire harness assemblies are substantially purchased from suppliers, including extruded and insulated wire and cable. The majority of our copper purchases are comprised of extruded wire and cable that we integrate into electrical wire harnesses. In general, our copper purchases, as well as a significant portion of our leather purchases, are subject to price index agreements with our customers and suppliers. We utilize a combination of short-term and long-term supply contracts to purchase key components. We generally retain the right to terminate these agreements if our supplier does not remain competitive in terms of cost, quality, delivery, technology or customer support.
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
We are committed to sustainability in our operations and products. We adhere to local, state, federal and foreign laws, regulations and ordinances which govern activities or operations that may have adverse environmental effects. These laws, regulations and ordinances may impose liability for clean-up costs resulting from past spills, disposals or other releases of hazardous wastes. For a description of our outstanding environmental matters and other legal proceedings, see Note 14, "Legal and Other Contingencies," to the consolidated financial statements included in this Report.
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
As of December 31, 2023, we had sixteen operating joint ventures located in five countries. Of these joint ventures, six are consolidated, and ten are accounted for using the equity method of accounting. Fourteen of the joint ventures operate in Asia, and two operate in North America (both of which are dedicated to serving Asian automotive manufacturers). Net sales of our consolidated joint ventures accounted for approximately 7% of our net sales in 2023. As of December 31, 2023, our investments in non-consolidated joint ventures totaled $217 million.
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
Our sales are driven by the number of vehicles produced by our automotive manufacturer customers, which is ultimately dependent on consumer demand for automotive vehicles and the availability of raw materials and components, and our content per vehicle. The automotive industry is cyclical and sensitive to general economic conditions, including interest rates, inflation, consumer spending levels and geopolitical issues. Automotive sales and production can also be affected by the age of the vehicle fleet and related scrappage rates, labor relations issues and shortages, fuel prices, regulatory requirements, government initiatives, trade agreements, tariffs and other non-tariff trade barriers, the availability and cost of credit, the availability and cost of critical components needed to complete the production of vehicles, logistics issues, restructuring actions of our customers and suppliers, facility closures and increased competition, as well as consumer preferences regarding vehicle powertrains (including preferences regarding hybrid and electric vehicles), size, configuration and features, among other factors.
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
•Increases in the costs and restrictions on the availability of raw materials, energy, commodities, product components and labor could adversely affect our financial performance.
Raw material, energy, commodity, product component and labor costs can be volatile. Although we have developed and implemented strategies to mitigate the impact of such costs, these strategies, together with commercial negotiations with our customers and suppliers, do not typically offset all of the adverse impact. Certain of these strategies also may limit our opportunities in a declining price environment. In addition, the availability of raw materials, energy, commodities, product components and labor fluctuates from time to time due to factors outside of our control, including trade laws and restrictions, natural disasters and other supply chain disruptions, which may impact our ability to meet the production demands of our customers. Increases in the costs of raw materials, energy, commodities, product components and labor, or restrictions on the availability thereof, could adversely affect our financial condition, operating results and cash flows.
•The lack of commercial success of or an increase in directed component sourcing for a vehicle model for which we are a significant supplier could adversely affect our financial performance.
We receive purchase orders from our customers, which generally provide for the supply of a customer's requirements for a particular vehicle model and assembly plant for the life of a particular vehicle program, rather than for the purchase of a specific quantity of products. It is possible that a particular vehicle model is not successful with consumers or that our customers elect to manufacture our products internally, purchase our products from other suppliers or increase the extent to which they require us to utilize specific suppliers or materials in the manufacture of our products. The loss of business with respect to, the lack of commercial success of or an increase in directed component sourcing for a vehicle model for which we are a significant supplier could reduce our sales or margins and thereby adversely affect our financial condition, operating results and cash flows.
•Our inability to achieve product cost reductions to offset customer-imposed price reductions could adversely affect our financial performance.
Downward pricing pressure by automotive manufacturers is a characteristic of the automotive industry. Our customer contracts generally provide for annual price reductions over the production life of the vehicle, while requiring us to assume significant responsibility for the design, development and engineering of our products. Prices may also be adjusted on an ongoing basis to reflect changes in product content/costs and other commercial factors. Our financial performance is largely dependent on our ability to achieve product cost reductions through product design enhancements and supply chain management, as well as manufacturing efficiencies and restructuring actions. We also seek to enhance our financial performance by investing in product development, design capabilities and new product initiatives that respond to the needs and preferences of our customers and consumers. We continually evaluate operational and strategic alternatives to improve our business structure by investing in vertical integration opportunities globally and rationalizing our product portfolio to improve profitability. Our inability to achieve product cost reductions that offset customer-imposed price reductions could adversely affect our financial condition, operating results and cash flows.
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
A substantial number of our employees and the employees of our largest customers and suppliers are members of industrial trade unions and are employed under the terms of various labor agreements. We have labor agreements covering approximately 88,000 employees globally. In the United States and Canada, each of our unionized facilities has a separate collective bargaining agreement with the union that represents the workers at such facility, with each such agreement having an expiration date that is independent of the other agreements. Labor agreements covering approximately 86% of our global unionized work force, including labor agreements in the United States and Canada covering approximately 2% of our global unionized workforce, are scheduled to expire in 2024. There can be no assurances that these upcoming negotiations or any other future negotiations with the unions will be resolved favorably or that we will not experience a work stoppage or disruption that could adversely affect our financial condition, operating results and cash flows. A labor dispute involving us, any of our customers or suppliers or any other suppliers to our customers or that otherwise affects our operations, or the inability by us, any of our customers or suppliers or any other suppliers to our customers to negotiate, upon the expiration of a labor agreement, an extension of such agreement or a new agreement on satisfactory terms could adversely affect our financial condition, operating results and cash flows. In addition, if any of our significant customers experience a material work stoppage, the customer may halt or limit the purchase of our products. This could require us to shut down or significantly reduce production at facilities relating to such products, which could adversely affect our financial condition and operating results.
•Our ability to attract, develop, engage and retain qualified employees could affect our ability to execute our strategy.
Our success depends, in part, on our ability to identify and attract qualified candidates with the requisite education, background and experience, as well as our ability to develop, engage and retain qualified employees. Failure to attract, develop, engage and retain qualified employees, whether as a result of an insufficient number of qualified applicants, difficulty in recruiting new employees or inadequate resources to train, integrate and retain qualified employees, could impair our ability to execute our business strategy and could adversely affect our business. In addition, while we strive to reduce the impact of the departure of employees, our operations and our ability to execute our business strategy and meet our business objectives may be affected by the loss of employees, particularly when departures involve larger numbers of employees. Higher rates of employee separations may adversely affect us through decreased employee morale, the loss of knowledge of departing employees and the devotion of resources to recruiting and onboarding new employees.
•Our substantial international operations make us vulnerable to risks associated with doing business in foreign countries.
We have substantial international operations, with manufacturing and distribution facilities in many foreign countries, including Mexico and countries in Africa, Asia, Central and South America, and Europe. Some of the markets in which we do business may have volatile economic and/or political environments. This may expose us to heightened risks as a result of economic, geopolitical or other events, including:
–exposure to local economic conditions;
–political, economic and civil instability and uncertainty (including acts of terrorism, civil unrest, drug cartel-related and other forms of violence, and outbreaks of war, such as the actions taken by Russia in Ukraine);
–labor unrest;
–expropriation, governmental takeover and nationalization;
–currency exchange rate fluctuations, currency controls and the ability to economically hedge currencies;
–withholding and other taxes on remittances and other payments by subsidiaries;
–investment restrictions or requirements;
–repatriation restrictions or requirements;
–trade wars;
–concerns about human rights, working conditions and other labor rights and conditions and the environmental impact in foreign countries where our products are produced and raw materials and/or components are sourced, as well as changing labor, environmental and other laws in these countries;
–pandemic illness;
–increases in working capital requirements related to long supply chains; and
–global sovereign fiscal matters and creditworthiness, including potential defaults and the related impacts on economic activity, including the possible effects on credit markets, currency values, monetary unions, international treaties and fiscal policies.
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
Certain of our operations, particularly in Asia, are conducted through joint ventures. With respect to our joint ventures, we may share ownership and management responsibilities with one or more partners that may not share our goals and objectives. Operating a joint venture requires us to operate the business pursuant to the terms of the agreement that we entered into with our partners, which may require additional organizational formalities, as well as the sharing of information and decision making. Additional risks associated with joint ventures include one or more partners failing to satisfy contractual obligations, the ability to enforce such obligations, conflicts arising between us and any of our partners, a change in the ownership of any of our partners and less of an ability to control compliance with applicable rules and regulations, including the Foreign Corrupt Practices Act and related rules and regulations. Additionally, our ability to sell our interest in a joint venture may be subject to contractual and other limitations. Accordingly, any such occurrences could adversely affect our financial condition, operating results and cash flows.
•Our failure to execute our strategic objectives could adversely affect our financial performance.
Our financial performance depends, in part, on our ability to successfully execute our strategic objectives. Our strategy is based on four pillars designed to drive growth and profitability: (1) extend our market leadership position in Seating with priceable features; (2) transform our E-Systems business through accelerated growth in connection systems, vehicle architecture evolution and electrification, and the rationalization of our product portfolio to improve profitability; (3) build on our reputation for operational excellence through investment in Industry 4.0 technologies; and (4) prioritize people and the planet through our sustainability initiatives to drive business growth, cost reductions and improved employee retention. Various factors, including the industry environment and the other matters described herein and in Part II — Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," including "— Forward-Looking Statements," could adversely affect our ability to execute our strategic objectives. These risk factors include our failure to identify suitable opportunities for organic investment and/or acquisitions, our inability to successfully develop such opportunities or complete such acquisitions or our inability to successfully utilize or integrate the investments in our operations. Our failure to execute our strategic objectives could adversely affect our financial condition, operating results and cash flows. Moreover, there can be no assurances that, even if implemented, our strategic objectives will be successful.
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
We operate in a highly competitive industry. We and most of our competitors are seeking to expand market share with new and existing customers, including in high growth regions. Our customers award business based on, among other things, price, quality, service and technology. Our competitors' efforts to grow market share could exert downward pressure on our product pricing and margins. In addition, the automotive industry has attracted, and will continue to attract, non-traditional entrants as a result of the evolving nature of the automotive vehicle market, including the increasing adoption of hybrid and electric vehicles. Further, the global automotive industry is experiencing a period of significant technological change, including a focus on environmentally sustainable vehicles and subcomponents. As a result, the success of portions of our business requires us to develop, acquire and/or incorporate new technologies and depends not only on our customers' ability to execute their strategies to exploit these technologies but also on the adoption of such technologies by end consumers. Such technologies may be subject to rapid obsolescence. Our inability to maintain access to these technologies (through development, acquisition or licensing) may adversely affect our ability to compete. If we are unable to differentiate our products, maintain a low-cost footprint or compete effectively with technology-focused new market entrants, we may lose market share or be forced to reduce prices, thereby lowering our margins. Any such occurrences could adversely affect our financial condition, operating results and cash flows.
•If we do not respond appropriately, the evolution of the global transportation industry toward electrification could adversely affect our business.
The global transportation industry is increasingly focused on the development of more fuel-efficient solutions to meet demands from consumers and governments worldwide to address climate change and an increased desire for environmentally sustainable solutions. The impacts of these changes on us are uncertain and could ultimately prove dramatic. If we do not respond appropriately, the evolution toward electrification and other energy sources could adversely affect our business. The increased adoption of electrified and other non-internal combustion-based powertrains, such as fuel cells, may result in lower demand for some of our products. The evolution of the industry toward electrification has also attracted increased competition from entrants outside of the traditional light vehicle industry, some of whom may seek to provide products which compete with ours. Failure to innovate and to develop or acquire new and compelling products that capitalize upon new technologies in response to these evolving consumer preferences and demands could adversely affect our financial condition, operating results and cash flows.
•A disruption in our information technology systems, or those of our customers, suppliers, sub-suppliers or other contract parties, including a disruption related to cybersecurity, could adversely affect our financial performance.
We rely on the accuracy, capacity and security of our information technology networks. Despite the security measures that we have implemented, including those measures related to cybersecurity, our operational systems (including business, financial, accounting, human resources, product development and manufacturing processes), as well as those of our customers, suppliers and other service providers, and certain of our connected vehicle systems and components that may collect and store sensitive end-user data (which could include personally identifiable information) could be breached or damaged by computer viruses, malware, phishing attacks, denial-of-service attacks, human error, natural or man-made incidents or disasters or unauthorized physical or electronic access. These types of incidents have become more prevalent and pervasive across industries, including our industry, and are expected to continue, if not increase, in the future. The secure operation of our information technology networks, and the processing and maintenance of information by these networks, is critical to our operations and strategy. A breach could result in business disruption, including the vehicle systems and components that we supply to our customers or our plant operations, theft of our intellectual property, trade secrets or customer information or unauthorized access to personal information, such as that of our employees or end consumers of vehicles that contain certain of our connected vehicle systems or components. Although cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our operational systems and products from attack, damage or unauthorized access are a high priority for us, our actions and investments may not be deployed quickly enough or successfully protect our systems against all vulnerabilities, including technologies developed to bypass our security measures. In addition, outside parties may attempt to fraudulently induce employees or customers to disclose access credentials or other sensitive information in order to gain access to our secure systems and networks. There are no assurances that our actions and investments to improve the maturity of our systems, processes and risk management framework or remediate vulnerabilities will be sufficient or deployed quickly enough to prevent or limit the impact of any cyber intrusion or security breach. For this reason, we maintain cyber liability insurance to provide additional support during significant events, as well as a level of financial protection in the event of certain cybersecurity-related losses. Moreover, because the techniques used to gain access to or sabotage systems often are not recognized until launched against a target, we may be unable to anticipate the methods necessary to defend against these types of attacks, and we cannot predict the extent, frequency or impact these attacks may have on us. To the extent that our business is interrupted, including the vehicle systems and components that we supply to our customers or our plant operations, or data is lost, destroyed or inappropriately used or disclosed, such disruptions could adversely affect our competitive position, relationships with our customers, financial condition, operating results and cash flows and/or subject us to regulatory actions, including those contemplated by data privacy laws and regulations like the European Union General Data Privacy Regulation and California Consumer Privacy Act, or litigation. In addition, we may be required to incur significant costs to protect against the damage caused by these disruptions or security breaches in the future.
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
•Pandemics, epidemics, disease outbreaks and other public health crises, such as the COVID-19 pandemic, have disrupted our business and operations, and future public health crises could adversely affect our business, financial condition and operating results.
Pandemics, epidemics or disease outbreaks in the United States or globally, including the COVID-19 pandemic, have disrupted, and may disrupt in the future, our business, which could materially affect our financial condition including liquidity, operating results and future expectations. Any such events may adversely impact our global supply chain and global manufacturing operations and cause us to again suspend our operations. In particular, we could experience among other things: (1) continued or additional global supply disruptions, including component and material shortages; (2) labor disruptions; (3) an inability to manufacture; (4) a decline in consumer demand; and (5) an impaired ability to access credit and capital markets. Any future public health crises, could adversely affect our business, financial condition, operating results and cash flows going forward.
•Perspectives on global climate change and other sustainability matters by various stakeholders could adversely affect our business.
Customer, investor, employee and other stakeholder expectations of us and our supply base in areas such as the environment, social matters and corporate governance continue to evolve. The enhanced stakeholder focus on sustainability requires continuous monitoring of various and evolving standards and their associated requirements, and may result in potentially differing perspectives on these topics among stakeholders. Our failure, or that of our supply base, to adequately meet stakeholder expectations or address stakeholder concerns, including concerns about environmental impacts and similar matters, may result in, among other things, negative sentiment toward us or our products, the loss of business, diluted market valuation, an inability to attract customers or an inability to attract and retain top talent.
•Global climate change could adversely affect our business.
The effects of climate change, such as extreme weather conditions, could impact our business. Such effects could disrupt our operations by, among other things, impacting the availability and cost of materials needed for manufacturing and could increase insurance and other operating costs. These factors may impact our decisions to construct new facilities or maintain existing facilities in areas most prone to physical climate risks, as well as our decisions regarding business strategy, capital allocation and innovation. We could also experience indirect financial risks passed through the supply chain and disruptions that could result in increased prices for our products and the resources needed to produce them.

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
•Significant changes in discount rates, the actual return on pension assets and other factors related to our global defined benefit plans could adversely affect our financial performance.
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
•Unanticipated changes in our effective tax rate, the adoption of new tax legislation or exposure to additional income tax liabilities could adversely affect our profitability.
We are subject to income taxes in the United States and numerous international jurisdictions. Our effective tax rate and cash tax liability in the future could be adversely affected by the enactment of new tax legislation, changes in the level and mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax holiday status. The carrying value of deferred tax assets, which are predominantly in the United Sates, is dependent on our ability to generate future taxable income in the United States. We are also subject to ongoing tax audits globally. These audits can involve complex issues, which may require an extended period of time to resolve and can be highly judgmental. Tax authorities may disagree with certain of our tax reporting positions and, as a result, assess additional taxes against us. We regularly assess the likely outcomes of these audits to determine the appropriateness of our gross unrecognized tax benefits. The amounts ultimately paid upon resolution of current and future tax audits could be materially different from the amounts previously included in our income tax provision and, therefore, could have a material impact on our income tax provision.
The Organization for Economic Cooperation and Development ("OECD") issued new guidelines, known as "Pillar Two," to implement a 15% global corporate minimum tax to address gaps in current tax laws and ensure that large multinational enterprises pay a minimum level of tax in the countries in which they operate. Countries may implement the OECD Pillar Two model rules as issued, in a modified form or not at all. A number of countries have passed legislation enacting certain parts of the OECD’s Pillar Two framework effective in 2024. As a result of the uncertainty, OECD Pillar Two could have a material impact on our effective tax rate and result in higher cash tax liabilities depending on which countries enact minimum tax legislation and in what manner.
Risks Related to Our Indebtedness
•Our existing indebtedness and the inability to access capital markets could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance.
As of December 31, 2023, we had approximately $2.7 billion of outstanding indebtedness, as well as $2.0 billion available for borrowing under our revolving credit facility. As of December 31, 2023, there were no amounts outstanding under our revolving credit facility. The debt instruments governing our indebtedness contain covenants that may restrict our business activities or our ability to execute our strategic objectives, and our failure to comply with these covenants could result in a default under our indebtedness. We also lease certain buildings and equipment under non-cancelable lease agreements with terms exceeding one year, which are accounted for as operating leases. Additionally, any downgrade in the ratings that rating agencies assign to us and our debt may ultimately impact our access to capital markets. Our inability to generate sufficient cash flow to satisfy our debt and lease obligations, to refinance our debt obligations or to access capital markets on commercially reasonable terms could adversely affect our financial condition, operating results and cash flows.
Legal and Regulatory Risks
•A significant product liability lawsuit, warranty claim or product recall involving us or one of our major customers could adversely affect our financial performance.
In the event that our products fail to perform as expected, regardless of fault, and such failure results in, or is alleged to result in, bodily injury and/or property damage or other losses, we may be subject to product liability lawsuits and other claims. Our customers may also pursue claims against us for contribution of all or a portion of the amounts sought in connection with product liability, warranty and recall claims related to our products. We carry insurance for certain product liability claims, but such coverage may be limited. We do not maintain insurance for warranty or recall matters. In addition, we may not be successful in recovering amounts from third parties, including sub-suppliers, in connection with these claims. These types of claims could adversely affect our financial condition, operating results and cash flows.
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
•The continuing focus on human rights and environmental laws and regulations, as well as related customer requirements, globally could cause us to incur significant costs.
Concerns over human rights, environmental pollution and climate change have produced significant legislative and regulatory efforts globally. In addition, our customers have imposed various requirements on their suppliers, including us, in response to these concerns. We expect that these regulatory and customer requirements will continue to increase in number and breadth of scope for the foreseeable future, thereby affecting our business. Complying with these requirements will likely require us to incur costs, make investments in new innovations and/or change product and production processes, certain of which could be significant. If we fail to comply with these requirements, we could be subject to lost business opportunities and/or future liabilities, which could adversely affect our reputation, business, financial condition, operating results and cash flows.
•New laws or regulations or changes in existing laws or regulations could adversely affect our financial performance.
We and the automotive industry are subject to a variety of federal, state, local and foreign laws and regulations, including those related to health, safety and, increasingly, sustainability matters. Governmental regulations also affect taxes and levies, capital markets, healthcare costs, energy usage, data privacy, international trade and immigration, human rights and other labor issues (including labor costs), all of which may have a direct or indirect effect on our business and the businesses of our customers and suppliers. We cannot predict the substance or impact of pending or future legislation or regulations, or the application thereof. The introduction of new laws or regulations or changes in existing laws or regulations, or the interpretation thereof, could increase the costs of doing business for us or our customers or suppliers or restrict our actions and adversely affect our financial condition, operating results and cash flows.
•We may incur fines or penalties, damage to our reputation or other adverse consequences if our employees, suppliers, sub-suppliers or other contract parties, agents or business partners violate anti-bribery, competition, export and import, trade sanctions, data privacy, environmental, human rights or other laws.
We are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies, including laws related to anti-corruption, human rights, anti-bribery, export and import compliance, trade sanctions, data privacy, anti-trust and money laundering, due to our domestic and global operations. In particular, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced government corruption to some degree. We cannot provide assurance our internal controls will always protect us from the improper conduct of our employees, suppliers, sub-suppliers or other contract parties, agents and business partners. Violations of these laws, which are complex, may conflict with laws of other jurisdictions and often are difficult to interpret and apply, could subject us to civil or criminal investigations in the United States and other jurisdictions, could lead to substantial civil or criminal, monetary and non-monetary penalties and related stockholder lawsuits, could lead to increased costs of compliance and could damage our reputation, business, financial condition, operating results and cash flows.
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
•International trade policies, including protectionist trade policies, such as tariffs and sanctions, could adversely affect our financial performance.
Because of the interconnectedness of the global economy, policy changes in one area of the world can have an immediate and material adverse impact on markets around the world. Changes in international trade policies, including: (i) changes in policies pertaining to the environment; (ii) changes to existing trade agreements; (iii) greater restrictions on free trade generally; and (iv) significant increases in customs duties and tariffs on goods imported into the United States, can adversely affect our financial condition and operating results.
The United States-Mexico-Canada Agreement ("USMCA"), which serves as the successor agreement to the North American Free Trade Agreement, became effective on July 1, 2020. There can be no assurance that the ongoing transition to the higher North American automotive content requirements in the USMCA will not adversely affect our business. In addition, China presents unique risks to U.S. automotive manufacturers due to the strain in U.S.-China relations, China’s unique regulatory landscape and the level of integration with key components in our global supply chain. It remains unclear what specific actions the current U.S. administration may take to resolve trade-related issues with China and other countries.
Further, the U.S. government, other governments and international organizations could impose additional tariffs, sanctions or export controls that could restrict us from doing business directly or indirectly in or with certain countries or parties, which could include affiliates. Any of the above could impact our supply chain, as well as our operations, and adversely affect our financial condition and operating results.
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.

ITEM 1C – CYBERSECURITY
Risk Management and Strategy
We have implemented and maintain multiple layers of physical, administrative and technical security processes designed to protect our manufacturing facilities from disruptions that may result from cybersecurity incidents, as well as safeguard the confidentiality of our critical systems, and data residing on those systems, including employee data, customer data and intellectual property. Our risk assessment and management of material risks from cybersecurity threats is integrated into our overall enterprise risk management process, as well as our information systems processes. Our strategy includes regular formal risk assessments, dynamic risk and threat analysis, utilization of security tools, regular cybersecurity-related tabletop and phishing exercises designed to simulate cybersecurity incidents, and frequent security awareness and technical security trainings. We conduct periodic internal and third-party assessments to evaluate our cybersecurity posture and test and assess our incident response program, incident roles and responsibilities, material impact evaluation, and decision-making processes in the event of a cybersecurity incident. We use our risk and security assessments to enhance our information security capabilities. We also have an internal employee network of hundreds of security awareness ambassadors from diverse functions throughout our global locations who inform our personnel concerning threat awareness and cybersecurity risk mitigation.
Depending on the environment, we implement and maintain various technical, physical and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our information systems and data, including an incident response policy, plan, procedures and scenario-based playbooks, an incident detection and response program, a vulnerability management program, disaster recovery and business continuity plans, risk assessment processes, security standards, network security controls, access controls, systems monitoring, employee awareness training and cybersecurity insurance. We have obtained Trusted Information Security Assessment Exchange (TISAX) certification labels at multiple global locations.
Our internal information security team oversees and works collaboratively with various information security service providers. Our cybersecurity program incorporates external guidance and expertise through the use of third-party service providers to assist in the identification, assessment and management of risks specific to cybersecurity threats, including vendors providing threat intelligence, risk mitigation, dark web monitoring, external scanning and scoring, threat and reputation monitoring, forensics, cyber-insurance, advisory services and legal counsel. We use a managed security service provider to augment our internal information security team and to provide additional monitoring capabilities. We also have a vendor management program addressing cybersecurity risk associated with application providers, hosting services and information technology support services we may retain. This program includes security questionnaires, review of vendor security programs, review of security assessments and assurance reports, vulnerability scans, and direct inquiries and collaboration with our vendors’ security personnel. Our vendor management process involves different levels of assessment depending on the services provided by the vendor, the sensitivity of the related information systems and data, and the identity of the provider. It is designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.
We have an incident response plan that includes scenario-based playbooks for managing cybersecurity incidents and associated crisis communication procedures designed to facilitate coordination across the Company and with our partners, customers, the public and others.
For the year ended December 31, 2023, there have been no risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. For a description of risks related to our information technology systems, including cybersecurity threats, see Item 1A, "Risk Factors."
In addition, we have product cybersecurity risk assessment and management processes in place within our E-Systems business, where our products are more susceptible to cybersecurity threats, that align our internal policies, standards and development practices with customer requirements and industry standards, including the International Organization for Standardization ("ISO") 21434 control framework specific to road vehicle cybersecurity engineering. We received our ISO 21434 Road Vehicle Cybersecurity Engineering certification in 2023.
Governance
Our Board of Directors (the "Board") addresses our cybersecurity risk management as part of its general oversight function. The Audit Committee of the Board (the "Audit Committee") is responsible for overseeing our cybersecurity risk management processes, including our assessment and mitigation of material risks from cybersecurity threats. The Audit Committee receives regular reports, summaries or presentations related to cybersecurity threats, risk, mitigation and related processes from the Chief Information Officer ("CIO") and Chief Information Security Officer ("CISO"). In addition, on at least an annual basis, the Board receives reports, summaries or presentations related to cybersecurity threats, risk, mitigation and related processes.
Our cybersecurity risk assessment and management processes are implemented and maintained by our CIO and CISO, who are supported by other members of management, as necessary. Our CIO and CISO are responsible for approving budgets, cybersecurity incident preparedness, approving cybersecurity processes, reviewing security assessments and other security-related reports, and providing the Chief Financial Officer ("CFO") with regular updates on cybersecurity-related matters. Our CIO has served in this role for three years and has more than 28 years of relevant experience, including previous roles as the CIO for two companies and the divisional information technology leader for two companies. Our CISO, who reports to the CIO, has served in this role for two years and has more than 28 years of relevant experience, including a focus on information security and cybersecurity for the last 15 years. Our CISO was previously the CISO for another automotive supplier. In addition, our CISO is very engaged in the cybersecurity community through current and past involvement with organizations such as the chair of General Motors Supplier Automotive Community and a member of Automotive Information Sharing and Analysis Center, Michigan Infragard, Domestic Security Alliance Council and the European Association of Automotive Suppliers cybersecurity workgroup. In addition, we have an information security team comprised of dozens of employees dedicated to cybersecurity with extensive experience and relevant certifications. The CIO and CISO are responsible for hiring appropriate personnel, assisting with the integration of cybersecurity risk considerations into our overall risk management strategy, communicating key priorities to relevant personnel, and mitigating and remediating in the event of a cybersecurity incident. Our product cybersecurity risk assessment and management processes are implemented and maintained by E-Systems management, including the Division President; Vice President of Global Strategy, Product Management and Electronics Engineering; and Vice President of Product Integrity and Technology. Our product security team within our E-Systems business consists of a team of employees dedicated to product cybersecurity engineering.
Our cybersecurity incident response and vulnerability management programs are designed to escalate certain cybersecurity incidents to various levels of management depending on the circumstances, including our CIO, CISO, General Counsel, Division Presidents, CFO and/or Chief Executive Officer (collectively, "Senior Management") and, in the instance of product cybersecurity, our E-Systems Safety Committee. Senior Management works with our incident response team to help mitigate and remediate certain escalated cybersecurity incidents. In addition, our incident response and vulnerability management programs include reporting certain cybersecurity incidents to the Audit Committee and, in certain circumstances, to the Board.
ITEM 2 – PROPERTIES
As of December 31, 2023, our properties include just-in-time manufacturing facilities, component manufacturing facilities, sequencing and distribution sites, and dedicated administrative/technical support facilities in 38 countries. A summary of these properties by operating segment and by region is shown below:

	North America	Europe and Africa	Asia	South America	Total
Seating	62	75	41	10	188
E-Systems	17	26	17	4	64
	79	101	58	14	252
In addition, we have 13 general administrative/technical support facilities. Our properties include seven advanced technology centers (one at our corporate headquarters in Southfield, Michigan, one additional in North America, two in Europe and three in Asia). Of our 265 total properties, 96 are owned and 169 are leased.
ITEM 3 – LEGAL PROCEEDINGS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial or contractual disputes, product liability claims, and environmental and other matters. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors." For a description of our outstanding material legal proceedings, see Note 14, "Legal and Other Contingencies," to the consolidated financial statements included in this Report.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

SUPPLEMENTARY ITEM – INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table sets forth the names, ages and positions of our executive officers. Executive officers are appointed annually by our Board of Directors (the "Board") and serve at the pleasure of our Board.

Name	Age	Position
Jason M. Cardew	53	Senior Vice President and Chief Financial Officer
Alicia J. Davis	53	Senior Vice President and Chief Strategy Officer
Amy A. Doyle	56	Vice President and Chief Accounting Officer
Carl A. Esposito	56	Senior Vice President and President, E-Systems
Harry A. Kemp	48	Senior Vice President, Chief Administrative Officer and General Counsel
Frank C. Orsini	51	Executive Vice President and President, Seating
Raymond E. Scott	58	President and Chief Executive Officer
Marianne Vidershain	44	Vice President and Treasurer
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

Alicia J. Davis
Ms. Davis is the Company's Senior Vice President and Chief Strategy Officer, a position she has held since May 2021. Ms. Davis most recently served as the Company's Senior Vice President, Corporate Development and Investor Relations since September 2019. Prior to that, she served as the Company's Vice President, Investor Relations since joining the Company in August 2018. Prior to joining the Company, Ms. Davis was on the faculty at the University of Michigan Law School since June 2004, where she most recently served as a Professor and the Associate Dean for Strategic Initiatives. Ms. Davis continues to teach at the University of Michigan Law School as a Professor from Practice. Previous to that, she was a lawyer at Kirkland & Ellis since June 2002, a Vice President at Raymond James & Associates since August 1999 and an Investment Banking Analyst at Goldman Sachs from August 1993 to June 1995.

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
Holders of Common Stock
The Transfer Agent and Registrar for our common stock is Computershare Trust Company, N.A., located in Canton, Massachusetts. On February 5, 2024, there were 219 registered holders of record of our common stock.
For certain information regarding our equity compensation plans, see Part III — Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information."
Common Stock Share Repurchase Program
Since the first quarter of 2011, our Board has authorized $6.1 billion in share repurchases under our common stock share repurchase program. As of December 31, 2023, we have repurchased, in aggregate, $5.2 billion of our outstanding common stock, at an average price of $93.43 per share, excluding commissions and related fees, and have a remaining repurchase authorization of $0.9 billion, which expires on December 31, 2024.
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
A summary of the shares of our common stock repurchased during the fiscal quarter ended December 31, 2023, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
October 1, 2023 through October 28, 2023	—	$—	—	$1,091.4
October 29, 2023 through November 25, 2023	474,550	$130.75	474,550	1,029.4
November 26, 2023 through December 31, 2023	816,089	$138.53	816,089	916.3
Total	1,290,639	$135.67	1,290,639	$916.3

Performance Graph
The following graph compares the cumulative total stockholder return from December 31, 2018 through December 31, 2023, for our common stock, the S&P 500 Index and a peer group (1) of companies that we have selected for purposes of this comparison. We have assumed that dividends have been reinvested, and the returns of each company in the S&P 500 Index and the peer group have been weighted to reflect relative stock market capitalization. The graph below assumes that $100 was invested on December 31, 2018, in each of our common stock, the stocks comprising the S&P 500 Index and the stocks comprising the peer group.

Proxy Stock Performance Graph
$225
$200
$175
$150
$125
$100
$75
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
$131
$156
$200
$164
$207
$126
$148
$161
$108
$120
$125
$147
$160
$107
$119
$114
$134
$155
$108
$125
Lear
S&P 500
Current Peer Group
Previous Peer Group

	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
Lear Corporation	$100.00	$114.38	$133.71	$155.37	$107.67	$125.33
S&P 500	$100.00	$131.47	$155.65	$200.29	$163.98	$207.04
Current Peer Group (1)	$100.00	$125.73	$148.12	$161.40	$108.05	$119.97
Previous Peer Group (1)	$100.00	$124.93	$147.09	$160.01	$107.01	$118.99
(1)    We do not believe that there is a single published industry or line of business index that is appropriate for comparing stockholder returns. As a result, we have selected a peer group comprised of representative independent automotive suppliers whose common stock is publicly traded. Our peer group, referenced in the graph above, consists of Adient plc, American Axle & Manufacturing Holdings Inc., Aptiv PLC, Autoliv, Inc., BorgWarner Inc., Continental AG, Dana Incorporated, Forvia SE (formerly known as Faurecia), Gentex Corporation, Gentherm Incorporated, Magna International, Inc., Valeo and Visteon Corporation, which we believe provides a more meaningful comparison of stock performance than our previous peer group. Our previous group, referenced in the graph above, consisted of Adient plc, American Axle & Manufacturing Holdings Inc., Aptiv PLC, Autoliv, Inc., BorgWarner Inc., Continental AG, Cooper-Standard Holdings Inc., Dana Incorporated, Faurecia, Gentex Corporation, Gentherm Incorporated, Magna International, Inc., Valeo and Visteon Corporation.
ITEM 6 – RESERVED

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
Lear Corporation is a global automotive technology leader in Seating and E-Systems, enabling superior in-vehicle experiences for consumers around the world. We supply complete seat systems, key seat components, complete electrical distribution and connection systems, high-voltage power distribution products, including battery disconnect units ("BDUs"), low-voltage power distribution products, electronic controllers and other electronic products to all of the world's major automotive manufacturers.
Lear is built on a foundation and strong culture of innovation, operational excellence, and engineering and program management capabilities. We use our product, design and technological expertise, as well as our global reach and competitive manufacturing footprint, to achieve our financial goals and objectives. These include continuing to deliver profitable growth balancing risks and returns, investing in innovation to drive business growth and profitability, maintaining a strong balance sheet with investment grade credit metrics, and consistently returning capital to our stockholders. Further, we have aligned our strategy with key trends affecting our business — primarily electrification. At Lear, we are Making every drive betterTM by providing technology for safer, smarter and more comfortable journeys, while adhering to our values — Be Inclusive. Be Inventive. Get Results the Right Way.
Our business is organized under two reporting segments: Seating and E-Systems. Each of these segments has a varied product and technology portfolio across a number of component categories.
Our Seating business consists of the design, development, engineering and manufacture of complete seat systems and key seat components. Our capabilities in operations and supply chain management enable synchronized assembly and just-in-time delivery of complex complete seat systems at high volumes to our customers. As the most vertically integrated global seat supplier, our key seat component product offerings include seat trim covers; surface materials such as leather and fabric; seat mechanisms; seat foam; thermal comfort systems such as seat heating, ventilation, active cooling, pneumatic lumbar and massage products; and headrests. All of these products are compatible with traditional internal combustion engine ("ICE") architectures and electrified powertrains, including the full range of hybrid, plug-in hybrid and battery electric architectures. Our thermal comfort systems are facilitated by our seat system, component and integration capabilities, together with our competencies in electronics, sensors, software and algorithms.
Our E-Systems business consists of the design, development, engineering and manufacture of complete electrical distribution and connection systems; high-voltage power distribution products, including BDUs; and low-voltage power distribution products, electronic controllers and other electronic products. These capabilities enable us to provide our customers with customizable solutions with optimized designs at competitive costs for both low-voltage and high-voltage vehicle architectures. Electrical distribution and connection systems utilize low-voltage and high-voltage wire, high-speed data cables and flat wiring to connect networks and electrical signals and manage electrical power within the vehicle for all types of powertrains – from traditional ICE architectures to the full range of electrified powertrains that require management of higher voltage and power. Key components of our electrical distribution and connection systems portfolio include wire harnesses, terminals and connectors, high-voltage battery connection systems and engineered components. High-voltage battery connection systems include intercell connect boards, bus bars and main battery connection systems. High-voltage power distribution products control the flow and distribution of high-voltage power throughout electrified vehicles and include BDUs which control all electrical energy flowing into and out of high-voltage batteries in electrified vehicles. Low-voltage power distribution products, electronic controllers and other electronic products facilitate signal, data and/or power management within the vehicle and include the associated software required to facilitate these functions. Key components of our other electronic products portfolio include zone control modules, body domain control modules and low-voltage and high-voltage power distribution modules. Our software offerings include embedded control, cybersecurity software and software to control hardware devices. Our customers traditionally have sourced our electronic hardware together with the software that we embed in it.
We serve all of the world's major automotive manufacturers through both our Seating and E-Systems businesses, and we have automotive content on more than 475 vehicle nameplates worldwide. It is common for us to have both seating and electrical and/or electronic content on the same vehicle platform.
Our businesses benefit globally from leveraging common operating standards and disciplines, including world-class product development and manufacturing processes, as well as common customer support and regional infrastructures, all of which contribute to our reputation for operational excellence. Our core capabilities are shared across component categories and include high-precision manufacturing and assembly with short lead times, complex, global supply chain management, global engineering and program management, the agility to establish and/or transfer production between facilities quickly, and a unique, customer-focused culture. In select instances, we are able to manufacture both Seating and E-Systems components in the same facility. Our businesses also utilize proprietary, industry-specific processes and standards, leverage common low-cost engineering centers and share centralized operating support functions. These functions include health and safety, logistics, quality, supply chain management and all major administrative functions, such as corporate finance, executive administration, human resources, information technology and legal. We continue to build on our reputation for operational excellence through investment in Industry 4.0 technologies. Industry 4.0 refers to the current era of digital transformation in manufacturing. It involves the integration of new technologies, such as Industrial Internet of Things (IIoT), cloud computing, artificial intelligence (AI), machine learning and advanced automation, into production facilities and business operations. These technologies enable smart and automated machines and smart factories to communicate, analyze and optimize processes and products, resulting in higher efficiency, quality and responsiveness to customers.
Industry Overview
Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles and the availability of raw materials and components, and our content per vehicle. In 2020, the automotive industry experienced a significant decline in global production volumes as a result of the COVID-19 pandemic. In 2022, industry production recovered modestly, increasing 8% compared to 2021. In 2023, industry production increased 9% compared to 2022. This reflects a return to 2019 pre-pandemic production levels but remains 5% below 2017 peak levels. Since 2020, the global economy, as well as the automotive industry, have been influenced directly and indirectly by macroeconomic events resulting in unfavorable conditions, including shortages of semiconductor chips and other components, elevated inflation levels on commodities and labor, higher interest rates, and labor and energy shortages in certain markets. Beginning in the third quarter of 2023 and continuing into the fourth quarter of 2023, the automotive industry was impacted by labor strikes and related disruptions at certain facilities in the United States. Certain of these factors, among others, continue to impact consumer demand, as well as the ability of automotive manufacturers to produce vehicles to meet demand. Our strategy to mitigate these impacts encompasses our comprehensive cost management process, including cost technology optimization, actions to further align our manufacturing capacity to the current industry production environment and investments in Industry 4.0 technologies. This will allow us to enhance operational efficiencies, improve the utilization of existing facilities and equipment to reduce future expenditures, and streamline and automate administrative functions. For a description of risks related to macroeconomic events, see Item 1A, "Risk Factors."
Global automotive industry production volumes in 2023, as compared to 2022, are shown below (in thousands of units):

	2023 (1)	2022 (1) (2)	% Change
North America	15,647.8	14,296.2	9%
Europe and Africa	18,259.5	16,218.7	13%
Asia	50,147.8	46,049.2	9%
South America	2,817.9	2,716.5	4%
Other	1,746.2	1,769.1	(1%)
Global light vehicle production	88,619.2	81,049.7	9%
(1) Production data based on S&P Global Mobility.
(2) Production data for 2022 has been updated from our 2022 Annual Report on Form 10-K to reflect actual production levels.
Automotive sales and production can also be affected by the age of the vehicle fleet and related scrappage rates, labor relations issues and shortages, fuel prices, regulatory requirements, government initiatives, trade agreements, tariffs and other non-tariff trade barriers, the availability and cost of credit, the availability and cost of critical components needed to complete the production of vehicles, logistics issues, restructuring actions of our customers and suppliers, facility closures and increased competition, as well as consumer preferences regarding vehicle powertrains (including preferences regarding hybrid and electric vehicles), size, configuration and features, among other factors. Our operating results are also significantly impacted by the overall commercial success of the vehicle platforms for which we supply particular products, as well as the profitability of the products, including the level of vertical integration, that we supply for these platforms. The loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could adversely affect our operating results. In addition, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating results.

Our percentage of consolidated net sales by region in 2023 and 2022 is shown below:

	2023	2022
North America	40%	43%
Europe and Africa	37%	33%
Asia	19%	20%
South America	4%	4%
Total	100%	100%
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
Through our products, technology and strategic initiatives, we are well positioned to capitalize on business growth opportunities. We are focused on profitably growing our businesses and have implemented a strategy designed to deliver industry-leading, long-term financial returns. This strategy is based on the following four pillars designed to drive growth and profitability in both of our business segments:
•Extend our market leadership position in Seating with priceable features;
•Transform our E-Systems business through accelerated growth in connection systems, vehicle architecture evolution and electrification, and the rationalization of our product portfolio to improve profitability;
•Build on our reputation for operational excellence through investment in Industry 4.0 technologies; and
•Prioritize people and the planet through our sustainability initiatives to drive business growth, cost reductions and improved employee retention.
For further information related to our strategy, see Part 1 — Item 1, "Business — Industry" and "— Strategy."
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
Our material cost as a percentage of net sales was 65.2% in 2023, as compared to 66.1% in 2022 and 65.4% in 2021. Raw material, energy, commodity and product component costs can be volatile, reflecting, among other things, changes in supply and demand, logistics issues, global trade and tariff policies, and geopolitical issues. Our primary commodity cost exposures relate to steel, copper and leather. We have developed and implemented strategies to mitigate the impact of such costs through the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, contractual recovery mechanisms and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. Further, our exposure to changes in steel prices is primarily indirect, through purchased components, and a significant portion of our copper, leather and direct steel purchases are subject to price index agreements with our customers and suppliers. Certain of these strategies also may limit our opportunities in a declining price environment. In the current environment of elevated raw material, energy, commodity and product component costs, these strategies, together with commercial negotiations with our customers and suppliers, have offset a significant portion of the adverse impact. In addition, the availability of raw materials, energy, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See Part I — Item 1A, "Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities, product components and labor could adversely affect our financial performance," and "— Forward-Looking Statements" below.

Financial Measures
In evaluating our financial condition and operating performance, we focus primarily on earnings, operating margins, cash flows and return on invested capital. Our strategy includes expanding our business with new and existing customers globally through new products, including those aligned with the trend toward electrification. We have also increased our vertical integration capabilities globally, as well as expanded our component manufacturing capacity in Asia, Eastern Europe, Mexico and Northern Africa and our low-cost engineering capabilities in Asia, Eastern Europe and Northern Africa.
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
Acquisitions
2023
In April 2023, we completed the acquisition of I.G. Bauerhin ("IGB"), a privately held supplier of automotive seat heating, ventilation and active cooling, steering wheel heating, seat sensors and electronic control modules, headquartered in Grundau-Rothenbergen, Germany. IGB has more than 4,600 employees at nine manufacturing plants in seven countries. The acquisition furthers our comprehensive strategy to develop and integrate a complete portfolio of thermal comfort systems for automotive seating. IGB provides active cooling, as well as additional scale to our seat heating and ventilation capabilities and complements the lumbar and massage capabilities obtained with our acquisition of Kongsberg Automotive's Interior Comfort Systems business unit ("Kongsberg ICS") in February 2022. Further, the vertical integration opportunities provided by this acquisition help support our goal of achieving global market share gains in seat systems. We paid approximately $175 million, net of cash acquired, in connection with the acquisition. On May 1, 2023, we borrowed $150 million under our delayed-draw term loan facility (the "Term Loan") to finance, in part, the acquisition of IGB. For further information, see Note 4, "Acquisitions," to the consolidated financial statements included in this Report.
2022
In February 2022, we completed the acquisition of substantially all of Kongsberg ICS, which specializes in thermal comfort systems. With almost 50 years of experience in thermal comfort systems, Kongsberg ICS has leading technology, a well-balanced customer portfolio built on longstanding relationships with leading premium automotive manufacturers, and an experienced team. The Kongsberg ICS acquisition is advancing our seat component capabilities into specialized thermal comfort systems, such as seat heating, ventilation, lumbar and massage products that further differentiate our product offerings and improve vehicle performance and packaging — important features across various vehicle segments. We paid approximately $188 million, on a cash and debt free basis, in connection with the acquisition. For further information, see Note 4, "Acquisitions," to the consolidated financial statements included in this Report.
In May 2022, we completed the acquisition of Thagora Technology SRL ("Thagora"), a privately held company based in Iasi, Romania, to access scalable smart-manufacturing technology. Thagora's proprietary solutions complement our sustainable manufacturing processes by improving the production yield of our Seating segment's surface materials operations and lowering energy usage during production. In addition, Thagora's Industry 4.0 technologies bring significant advances to our manufacturing operations through engineering and logistics enhancements, including improved material traceability and facility footprint utilization capabilities. The acquisition is not material to the consolidated financial statements included in this Report.
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
Operational Restructuring
In 2023, we incurred pretax restructuring costs of $133 million and related manufacturing inefficiency charges of approximately $1 million, as compared to pretax restructuring costs of $154 million and related manufacturing inefficiency charges of approximately $5 million in 2022. None of the individual restructuring actions initiated in 2023 were material.

Further, there have been no changes in previously initiated restructuring actions that have resulted (or will result) in a material change to our restructuring costs.
Our restructuring actions include plant closures and workforce reductions and are initiated to maintain our competitive footprint or are in response to customer initiatives or changes in global and regional automotive markets. Our restructuring actions are designed to maintain or improve our operating results and profitability throughout the automotive industry cycles. Restructuring actions are generally funded within twelve months of initiation and are funded by cash flows from operating activities and existing cash balances. We expect to incur approximately $76 million of additional restructuring costs related to activities initiated as of December 31, 2023, all of which are expected to be incurred in the next twelve months. We plan to implement additional restructuring actions in order to align our manufacturing capacity and other costs with prevailing regional automotive production levels. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
For further information, see Note 5, "Restructuring," to the consolidated financial statements included in this Report.
Financing Transactions
In May 2023, we borrowed $150 million under our Term Loan to finance, in part, the acquisition of IGB.
In November 2023, we extended the maturity date of our revolving credit facility by one year to October 28, 2027.
For further information related to our acquisition of IGB, see Note 4, "Acquisitions," to the consolidated financial statement included in this Report. For further information related to our Term Loan and our revolving credit facility, see "— Liquidity and Capital Resources — Capitalization — Credit Agreement" and "— Term Loan" below and Note 7, "Debt," to the consolidated financial statements included in this Report.
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
Since the first quarter of 2011, our Board of Directors (the "Board") has authorized $6.1 billion in share repurchases under our common stock share repurchase program. In 2023, we repurchased $313 million of shares. As of December 31, 2023, we have a remaining repurchase authorization of $916 million, which expires on December 31, 2024.
In 2023 and 2022, our Board declared a quarterly cash dividend of $0.77 per share of common stock in all quarters. In 2021, our Board declared a quarterly cash dividend of $0.25 per share of common stock in the first and second quarters, a quarterly cash dividend of $0.50 per share of common stock in the third quarter and a quarterly cash dividend of $0.77 per share of common stock in the fourth quarter.
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
Other Matters
In 2023, we recognized net tax benefits of $35 million related to restructuring charges, the release of valuation allowances on deferred tax assets of foreign subsidiaries, the release of tax reserves at several foreign subsidiaries and various other items.
In 2022, we recognized net tax benefits of $34 million related to restructuring charges and various other items.
In 2021, we recognized tax benefits of $39 million related to restructuring charges and various other items, partially offset by tax expense of $17 million related to the net increase in valuation allowances on deferred tax assets of foreign subsidiaries and $8 million on a $45 million gain related to a favorable indirect tax ruling in a foreign jurisdiction.

As discussed above, our results for the years ended December 31, 2023, 2022 and 2021, reflect the following items (in millions):

For the year ended December 31,	2023	2022	2021
Costs related to restructuring actions, including manufacturing inefficiencies of $1 million in 2023, $5 million in 2022 and $12 million in 2021	$134	$159	$113
Acquisition costs	1	10	—
Acquisition-related inventory fair value adjustment	2	1	—
Impairments related to Russian operations	2	19	—
Intangible asset impairment	2	9	9
Insurance (recoveries) costs related to typhoon in the Philippines, net	(7)	(1)	13
Foreign exchange (gains) losses due to foreign exchange rate volatility related to Russia	(2)	10	—
Favorable indirect tax ruling in a foreign jurisdiction	(1)	—	(45)
Gain on acquisition-related foreign exchange contracts	—	(2)	—
Loss on extinguishment of debt	—	—	25
Loss related to investments	7	—	2
Tax benefits, net	(35)	(34)	(14)
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
Results of Operations
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

For the year ended December 31,	2023		2022		2021
Net sales
Seating	$17,548.8	74.8%	$15,711.2	75.2%	$14,411.4	74.8%
E-Systems	5,918.1	25.2	5,180.3	24.8	4,851.7	25.2
Net sales	23,466.9	100.0	20,891.5	100.0	19,263.1	100.0
Cost of sales	21,756.5	92.7	19,481.6	93.3	17,871.2	92.8
Gross profit	1,710.4	7.3	1,409.9	6.7	1,391.9	7.2
Selling, general and administrative expenses	714.7	3.0	684.8	3.3	643.2	3.3
Amortization of intangible assets	62.5	0.3	70.8	0.3	73.3	0.4
Interest expense, net	101.1	0.4	98.6	0.5	91.8	0.5
Other expense, net	54.9	0.3	46.4	0.2	0.1	—
Provision for income taxes	180.8	0.8	133.7	0.6	137.7	0.7
Equity in net income of affiliates	(49.3)	(0.2)	(33.1)	(0.2)	(15.8)	(0.1)
Net income attributable to noncontrolling interests	73.2	0.3	81.0	0.4	87.7	0.5
Net income attributable to Lear	$572.5	2.4%	$327.7	1.6%	$373.9	1.9%

Year Ended December 31, 2023, Compared With Year Ended December 31, 2022
Net sales for the year ended December 31, 2023 were $23.5 billion, as compared to $20.9 billion for the year ended December 31, 2022, an increase of $2.6 billion or 12%. Higher production volumes on Lear platforms and new business in every region favorably impacted net sales by $1.4 billion and $0.9 billion, respectively.

(in millions)	Cost of Sales
2022	$19,481.6
Material cost	1,492.8
Labor and other	748.3
Depreciation	33.8
2023	$21,756.5
Cost of sales in 2023 was $21.8 billion, as compared to $19.5 billion in 2022. Higher production volumes on Lear platforms and new business in every region increased cost of sales.
Gross profit and gross margin were $1.7 billion and 7.3% of net sales in 2023, as compared to $1.4 billion and 6.7% of net sales in 2022. Higher production volumes on Lear platforms and new business positively impacted gross profit by $308 million. The impact of favorable operating performance, including the benefit of restructuring actions, was offset by selling price reductions. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $715 million for the year ended December 31, 2023, as compared to $685 million for the year ended December 31, 2022, primarily reflecting higher sales and our acquisition of IGB in 2023. As a percentage of net sales, selling, general and administrative expenses were 3.0% in 2023, as compared to 3.3% in 2022.
Amortization of intangible assets was $63 million in 2023, including an impairment charge of $2 million, as compared to $71 million in 2022, including an impairment charge of $9 million.
Interest expense, net was $101 million in 2023, as compared to $99 million in 2022.
Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the disposal of fixed assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was $55 million in 2023, as compared to $46 million in 2022. In 2023, we recognized foreign exchange losses of $53 million, including $31 million related to the hyper-inflationary environment and significant currency devaluation in Argentina, and losses of $7 million related to impairments of affiliates. In 2023, we also recognized gains of $18 million related to the sales of fixed assets and $4 million related to insurance recoveries. In 2022, we recognized foreign exchange losses of $30 million, including losses of $10 million related to foreign exchange rate volatility in Russia and gains of $2 million related to foreign exchange contracts on the €140 million IGB purchase price. In 2022, we also recognized a gain of $1 million related to insurance recoveries.
In 2023, the provision for income taxes was $181 million, representing an effective tax rate of 23.3% on pretax income before equity in net income of affiliates of $777 million. In 2022, the provision for income taxes was $134 million, representing an effective tax rate of 26.3% on pretax income before equity in net income of affiliates of $509 million.
In 2023 and 2022, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In 2023, we recognized net tax benefits of $35 million related to restructuring charges, the release of valuation allowances on deferred tax assets of foreign subsidiaries, the release of tax reserves at several foreign subsidiaries and various other items. In 2022, we recognized net tax benefits of $34 million related to restructuring charges and various other items.
For information related to our valuation allowances, see "— Other Matters — Significant Accounting Policies and Critical Accounting Estimates — Income Taxes" below.
Equity in net income of affiliates was $49 million for the year ended December 31, 2023, as compared to $33 million for the year ended December 31, 2022, primarily reflecting the higher earnings of certain of our joint ventures in Asia.
Net income attributable to Lear was $573 million, or $9.68 per diluted share, in 2023, as compared to $328 million, or $5.47 per diluted share, in 2022. Net income and diluted net income per share increased for the reasons described above.

Reportable Operating Segments
We have two reportable operating segments: Seating and E-Systems. For a description of our reportable operating segments, see "Executive Overview" above.
The financial information presented below is for our two reportable operating segments and our other category for the periods presented. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment. Corporate and regional headquarters costs include various support functions, such as information technology, advanced research and development, corporate finance, legal, executive administration and human resources. Financial measures regarding each segment's pretax income before equity in net income of affiliates, interest expense, net and other expense, net ("segment earnings") and segment earnings divided by net sales ("margin") are not measures of performance under accounting principles generally accepted in the United States ("GAAP"). Segment earnings and the related margin are used by management to evaluate the performance of our reportable operating segments. Segment earnings should not be considered in isolation or as a substitute for net income attributable to Lear, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, segment earnings, as we determine it, may not be comparable to related or similarly titled measures reported by other companies.
For a reconciliation of consolidated segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates, see Note 15, "Segment Reporting," to the consolidated financial statements included in this Report.
Seating —
A summary of financial measures for our Seating segment is shown below (dollar amounts in millions):

For the year ended December 31,	2023	2022
Net sales	$17,548.8	$15,711.2
Segment earnings (1)	1,066.9	893.0
Margin	6.1%	5.7%
(1) See definition above.
Seating net sales were $17.5 billion for the year ended December 31, 2023, as compared to $15.7 billion for the year ended December 31, 2022, an increase of $1.8 billion or 12%. Higher production volumes on Lear platforms and new business favorably impacted net sales by $1.0 billion and $0.6 billion, respectively. Our acquisitions of IGB and Kongsberg ICS also increased net sales $0.2 billion.
Segment earnings, including restructuring costs, and the related margin on net sales were $1.1 billion and 6.1% in 2023, as compared to $893 million and 5.7% in 2022. Higher production volumes on Lear platforms and new business positively impacted segment earnings by $215 million. The impact of selling price reductions and higher restructuring costs were offset by favorable operating performance, including the benefit of commodity recoveries and operational restructuring actions.
E-Systems —
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

For the year ended December 31,	2023	2022
Net sales	$5,918.1	$5,180.3
Segment earnings (1)	228.9	74.4
Margin	3.9%	1.4%
(1) See definition above.
E-Systems net sales were $5.9 billion for the year ended December 31, 2023, as compared to $5.2 billion for the year ended December 31, 2022, an increase of $738 million or 14%. Higher production volumes on Lear platforms and new business favorably impacted net sales by $0.4 billion and $0.3 billion, respectively.
Segment earnings, including restructuring costs, and the related margin on net sales were $229 million and 3.9% in 2023, as compared to $74 million and 1.4% in 2022. Higher production volumes on Lear platforms and new business positively impacted segment earnings by $93 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, and lower restructuring costs was partially offset by selling price reductions.

Other —
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

For the year ended December 31,	2023	2022
Net sales	$—	$—
Segment earnings (1)	(362.6)	(313.1)
Margin	N/A	N/A
(1) See definition above.
Segment earnings related to our other category were ($363) million in 2023, as compared to ($313) million in 2022, primarily reflecting higher compensation-related costs and costs related to our efficiency initiatives including investments in information technology.
Year Ended December 31, 2022, Compared With Year Ended December 31, 2021
For a discussion of our results of operations for the year ended December 31, 2022, compared with the year ended December 31, 2021, refer to our Annual Report on Form 10-K for the year ended December 31, 2022.
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
As of December 31, 2023 and 2022, cash and cash equivalents of $803 million and $790 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans and the payment of dividends. There are no material restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear.
For further information regarding potential dividends from our non-U.S. subsidiaries, see "— Adequacy of Liquidity Sources" below and Note 9, "Income Taxes," to the consolidated financial statements included in this Report.
Adequacy of Liquidity Sources
As of December 31, 2023, we had approximately $1.2 billion of cash and cash equivalents on hand and $2.0 billion in available borrowing capacity under our credit agreement. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs for the foreseeable future and to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly cash dividends and repurchase shares of our common stock pursuant to our authorized common stock share repurchase program, although such actions are at the discretion of our Board and will depend upon our financial condition, results of operations, capital requirements, prevailing market conditions, alternative uses of capital and other factors that our Board may consider at its discretion.
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

Cash Flows
Year Ended December 31, 2023, Compared with Year Ended December 31, 2022
A summary of net cash provided by operating activities is shown below (in millions):

For the year ended December 31,	2023	2022	Increase (Decrease) in Cash Flow
Consolidated net income and depreciation and amortization	$1,250	$985	$265
Net change in working capital items:
Accounts receivable	(148)	(519)	371
Inventory	(118)	(30)	(88)
Other current assets	(17)	(17)	—
Accounts payable	162	369	(207)
Accrued liabilities	165	179	(14)
Net change in working capital items	44	(18)	62
Other	(45)	54	(99)
Net cash provided by operating activities	$1,249	$1,021	$228

Net cash used in investing activities	$(762)	$(830)	$68

Net cash used in financing activities	$(420)	$(387)	$(33)
Net cash provided by operating activities was $1.2 billion in 2023, as compared to $1.0 billion in 2022. The overall increase in operating cash flow primarily reflects our higher earnings in 2023 as compared to 2022.
Net cash used in investing activities was $762 million in 2023, as compared to $830 million in 2022. In 2023, we paid $175 million for our IGB acquisition. In 2022, we paid $188 million for our Kongsberg ICS acquisition and $15 million related to investments in affiliates. In 2023, capital spending was $627 million, as compared to $638 million in 2022. Capital spending is estimated to be approximately $675 million in 2024.
Net cash used in financing activities was $420 million in 2023, as compared to $387 million in 2022. In 2023, we borrowed $150 million under our Term Loan and paid $297 million for repurchases of our common stock, $182 million in dividends to Lear stockholders and $79 million in dividends to noncontrolling interest holders. In 2022, we paid $100 million for repurchases of our common stock, $186 million in dividends to Lear stockholders and $85 million in dividends to noncontrolling interest holders.
For further information regarding our 2023 and 2022 financing transactions, see "— Capitalization" below and Note 7, "Debt," and Note 12, "Capital Stock, Accumulated Other Comprehensive Loss and Equity," to the consolidated financial statements included in this Report.
Year Ended December 31, 2022, Compared with Year Ended December 31, 2021
For a discussion of our cash flows for the year ended December 31, 2022, compared with the year ended December 31, 2021, refer to our Annual Report on Form 10-K for the year ended December 31, 2022.
Capitalization
Short-Term Borrowings
We utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. As of December 31, 2023 and 2022, we had lines of credit from banks totaling $338 million and $298 million, respectively. As of December 31, 2023 and 2022, we had short-term debt balances outstanding related to draws on our lines of credit of $28 million and $10 million, respectively.
The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors.

Senior Notes
As of December 31, 2023, our senior notes (collectively, the "Notes") consist of the amounts shown below (in millions, except stated coupon rates):

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
The net proceeds from the offering of $699 million, after original issue discount, were used, in part, to fund the tender of $200 million in aggregate principal amount of 2027 Notes and the repayment in full of $206 million outstanding on our term loan facility under our credit agreement (see "— Credit Agreement" below). The remaining net proceeds were used to finance the 2022 acquisition of Kongsberg ICS and for general corporate purposes. For further information related to the Kongsberg ICS acquisition, see Note 4, "Acquisitions," to the consolidated financial statements included in this Report.
In connection with these transactions, we recognized a loss of $24 million on the extinguishment of debt and paid related issuance costs of $7 million.
The indentures governing the Notes contain certain restrictive covenants and customary events of default. As of December 31, 2023, we were in compliance with all covenants under the indentures governing the Notes.
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

In November 2023, we extended the maturity date of the Revolving Credit Facility by one year to October 28, 2027.
In 2023 and 2021, there were no borrowings or repayments under the Revolving Credit Facility. In 2022, aggregate borrowings and repayments under the Revolving Credit Facility were $65 million. As of December 31, 2023 and 2022, there were no borrowings outstanding under the Revolving Credit Facility.
The Credit Agreement contains various financial and other covenants that require us to remain below a maximum leverage coverage ratio. As of December 31, 2023, we were in compliance with all covenants under the Credit Agreement.
For further information related to the Credit Agreement, including information on pricing, covenants and events of default, see Note 7, "Debt," to the consolidated financial statements included in this Report and the Credit Agreement, which has been incorporated by reference as an exhibit to this Report.
Term Loan
In May 2023, we borrowed $150 million under our Term Loan to finance, in part, the acquisition of IGB.
The Term Loan contains the same covenants as the Credit Agreement. As of December 31, 2023, we were in compliance with all covenants under the Term Loan.
For further information related to our acquisition of IGB, see Note 4, "Acquisitions," to the consolidated financial statements included in this Report. For further information related to our Term Loan, see Note 7, "Debt," to the consolidated financial statements included in this Report.
Common Stock Share Repurchase Program
See Item 5, "Market for the Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."
Dividends
In 2023 and 2022, our Board declared a quarterly cash dividend of $0.77 per share of common stock in all quarters. In 2021, our Board declared a quarterly cash dividend of $0.25 per share of common stock in the first and second quarters, a quarterly cash dividend of $0.50 per share of common stock in the third quarter and a quarterly cash dividend of $0.77 per share of common stock in the fourth quarter.
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
See Part I — Item 1A, "Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities, product components and labor could adversely affect our financial performance," and "— Forward-Looking Statements" below.
For further information related to the financial instruments described above, see Note 16, "Financial Instruments," to the consolidated financial statements included in this Report.

Contractual Obligations and Cash Requirements
Our material cash requirements include the following contractual and other obligations:
Debt obligations and interest expense associated with debt obligations
As of December 31, 2023, we had $2.6 billion of outstanding senior unsecured notes maturing in 2027 through 2052 and a $150 million outstanding Term Loan maturing in 2026, as well as $2.0 billion in available borrowing capacity under our Revolving Credit Facility maturing in 2027.
Interest on the Notes is due biannually at varying dates. Scheduled interest payments are shown below (in millions):

	2024	2025	2026	2027	2028	Thereafter	Total
Scheduled interest payments	$103	$103	$103	$103	$83	$1,024	$1,519
For further information related to our debt, see "— Capitalization — Senior Notes," "— Credit Agreement" and "— Term Loan" above and Note 7, "Debt," to the consolidated financial statements included in this Report.
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
Leases
The Company has operating leases for production, office and warehouse facilities, manufacturing and office equipment, and vehicles with future lease obligations ranging from 2024 through 2047. Maturities of operating leases obligations are shown below (in millions):

	2024	2025	2026	2027	2028	Thereafter	Total
Operating lease obligations	$178	$156	$131	$109	$88	$213	$875
For further information related to our lease obligations, see Note 8, "Leases," to the consolidated financial statements included in this Report.
Taxes
We may be required to make significant cash outlays related to our unrecognized tax benefits, including interest and penalties. As of December 31, 2023, we had unrecognized tax benefits, including interest and penalties, of $45 million. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities.
For further information related to our unrecognized tax benefits, see Note 9, "Income Taxes," to the consolidated financial statements included in this Report.
Pension and postretirement obligations
We have minimum funding requirements with respect to certain of our pension benefit obligations. We may elect to make contributions in excess of the minimum funding requirements in response to investment performance or changes in interest rates or when we believe that it is financially advantageous to do so and based on our other cash requirements. Our minimum funding requirements after 2024 will depend on several factors, including investment performance and interest rates. Our minimum funding requirements may also be affected by changes in applicable legal requirements. Contributions to our defined benefit pension plans are expected to be approximately $2 million in 2024.
We do not fund our postretirement benefit obligations and certain of our pension benefit obligations. Rather, benefit payments are made to eligible participants as incurred. We expect benefit payments related to our unfunded pension and postretirement benefit obligations to be approximately $7 million and $4 million, respectively, in 2024.
For further information related to our pension and other postretirement benefit plans, see "— Other Matters — Pension and Other Postretirement Benefit Plans" below and Note 10, "Pension and Other Postretirement Benefit Plans," to the consolidated financial statements included in this Report.
Other Matters
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims, and environmental and other matters. As of December 31, 2023, we had recorded reserves for pending legal disputes, including commercial and contractual disputes, product liability claims and other legal matters, of $14 million. In addition, as of December 31, 2023, we had recorded reserves for warranty and recall matters of $32 million and environmental matters of $5 million. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Part I — Item 1A, "Risk Factors." For a more complete description of our outstanding material legal proceedings, see Note 14, "Legal and Other Contingencies," to the consolidated financial statements included in this Report.
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
Income Taxes
We account for income taxes in accordance with GAAP. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income for the years in which those temporary differences are expected to be recovered or settled.
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
As of December 31, 2023, we had a valuation allowance related to tax loss and credit carryforwards and other deferred tax assets of $31 million in the United States and $398 million in several international jurisdictions. If operating results improve or decline on a continual basis in a particular jurisdiction, our decision regarding the need for a valuation allowance could change, resulting in either the initial recognition or reversal of a valuation allowance in that jurisdiction, which could have a significant impact on income tax expense in the period recognized and subsequent periods. In determining the provision for income taxes for financial statement purposes, we make certain estimates and judgments, which affect our evaluation of the carrying value of our deferred tax assets, as well as our calculation of certain tax liabilities.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2023, there were no material changes in the methods or policies used to establish estimates and assumptions. Other matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of fixed and intangible assets, unsettled pricing discussions with customers and suppliers, restructuring accruals, deferred tax asset valuation allowances and income taxes, pension and other postretirement benefit plan assumptions, accruals related to litigation, and warranty and environmental remediation costs. Actual results may differ significantly from our estimates.
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
•increases in the costs and restrictions on the availability of raw materials, energy, commodities, product components and labor and our ability to mitigate such costs and insufficient availability;
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
•the consequences of violations of law by our employees, agents or business partners, including violations related to anti-bribery, competition, export and import, trade sanctions, data privacy, environmental, human rights and other laws;
•the operational and financial success of our joint ventures;
•our ability to attract, develop, engage and retain qualified employees;
•our ability to respond to the evolution of the global transportation industry;
•the outcome of an increased emphasis on global climate change and other sustainability matters by stakeholders;
•the impact of global climate change;
•the impact of pandemics, epidemics, disease outbreaks and other public health crises on our business;
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
•the impact of changes in our effective tax rate, the adoption of new tax legislation or exposure to additional income tax liabilities on our profitability;
•the impact of administrative policy, including protectionist trade policies, in the United States and related actions by countries in which we do business; and
•other risks, described in Part I — Item 1A, "Risk Factors," as well as the risks and information provided from time to time in our other filings with the Securities and Exchange Commission.
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
A summary of the notional amount and estimated aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

December 31,	2023	2022
Notional amount (contract maturities < 24 months)	$2,922	$2,306
Fair value	159	63
Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Chinese renminbi, the Honduran lempira, the Brazilian real and the Japanese yen. A sensitivity analysis of our net transactional exposure is shown below (in millions):

		Potential Earnings Benefit (Adverse Earnings Impact)
December 31,	Hypothetical Strengthening % (1)	2023	2022
U.S. dollar	10%	$15	$8
Euro	10%	34	19
(1) Relative to all other currencies to which it is exposed for a twelve-month period.
A sensitivity analysis related to the aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

		Estimated Change in Fair Value
December 31,	Hypothetical Change % (2)	2023	2022
U.S. dollar	10%	$156	$84
Euro	10%	98	70
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
In addition to the transactional exposure described above, our operating results are impacted by the translation of our foreign operating income into U.S. dollars ("translational exposure"). In 2023, net sales outside of the United States accounted for 79% of our consolidated net sales, although certain non-U.S. sales are U.S. dollar denominated. We do not enter into foreign exchange contracts to mitigate our translational exposure.

Interest Rates
Our variable rate obligations are sensitive to changes in interest rates. As of December 31, 2023, we had $150 million outstanding under our Term Loan. Advances under the Term Loan generally bear interest based on the Daily or Term SOFR (as defined in the Term Loan agreement) plus a margin, determined in accordance with a pricing grid, that ranges from 1.00% to 1.525%. As of December 31, 2023, the interest rate was 6.575%.
A hypothetical 100 basis point increase in the interest rate on our Term Loan would increase annual interest expense and related cash interest payments by approximately $2 million.

ITEM 8 – CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Lear Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lear Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 8, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

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

Our audit procedures included, among others, inspecting communications between the Company and its customers related to the pricing arrangements, auditing adjustments related to those product sales, performing retrospective reviews of management’s estimates to identify contrary evidence, if any, and performing inquiries of and obtaining written representations from executives, within the Company, responsible for the respective customer relationships.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2002.
Detroit, Michigan
February 8, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Lear Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Lear Corporation and subsidiaries' internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lear Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of I.G. Bauerhin ("IGB"), which is included in the 2023 consolidated financial statements of the Company and constituted less than 2% of total assets as of December 31, 2023 and less than 1% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of IGB.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 8, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Detroit, Michigan
February 8, 2024

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

December 31,	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$1,196.3	$1,114.9
Accounts receivable	3,681.2	3,451.9
Inventories	1,758.0	1,573.6
Other	1,001.4	853.7
Total current assets	7,636.9	6,994.1
Long-Term Assets:
Property, plant and equipment, net	2,977.4	2,854.0
Goodwill	1,737.9	1,660.6
Other	2,343.3	2,254.3
Total long-term assets	7,058.6	6,768.9
Total assets	$14,695.5	$13,763.0
Liabilities and Equity
Current Liabilities:
Short-term borrowings	$27.5	$9.9
Accounts payable and drafts	3,434.2	3,206.1
Accrued liabilities	2,205.2	1,961.5
Current portion of long-term debt	0.3	10.8
Total current liabilities	5,667.2	5,188.3
Long-Term Liabilities:
Long-term debt	2,742.6	2,591.2
Other	1,225.1	1,153.2
Total long-term liabilities	3,967.7	3,744.4
Equity:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 shares of Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 64,571,405 shares issued as of December 31, 2023 and 2022	0.6	0.6
Additional paid-in capital	1,050.5	1,023.1
Common stock held in treasury, 7,592,473 and 5,493,211 shares as of December 31, 2023 and 2022, respectively, at cost	(1,044.6)	(753.9)
Retained earnings	5,601.1	5,214.1
Accumulated other comprehensive loss	(688.8)	(805.1)
Lear Corporation stockholders' equity	4,918.8	4,678.8
Noncontrolling interests	141.8	151.5
Equity	5,060.6	4,830.3
Total liabilities and equity	$14,695.5	$13,763.0
The accompanying notes are an integral part of these consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except share and per share data)

For the year ended December 31,	2023	2022	2021
Net sales	$23,466.9	$20,891.5	$19,263.1
Cost of sales	21,756.5	19,481.6	17,871.2
Selling, general and administrative expenses	714.7	684.8	643.2
Amortization of intangible assets	62.5	70.8	73.3
Interest expense, net	101.1	98.6	91.8
Other expense, net	54.9	46.4	0.1
Consolidated income before provision for income taxes and equity in net income of affiliates	777.2	509.3	583.5
Provision for income taxes	180.8	133.7	137.7
Equity in net income of affiliates	(49.3)	(33.1)	(15.8)
Consolidated net income	645.7	408.7	461.6
Less: Net income attributable to noncontrolling interests	73.2	81.0	87.7
Net income attributable to Lear	$572.5	$327.7	$373.9

Basic net income per share attributable to Lear	$9.73	$5.49	$6.22

Diluted net income per share attributable to Lear	$9.68	$5.47	$6.19

Average common shares outstanding	58,830,334	59,674,488	60,082,833

Average diluted shares outstanding	59,116,375	59,920,529	60,420,484
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

For the year ended December 31,	2023	2022	2021
Consolidated net income	$645.7	$408.7	$461.6
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	(11.6)	103.7	77.5
Derivative instruments and hedging activities	74.5	52.0	(31.2)
Foreign currency translation adjustments	50.9	(198.1)	(108.3)
Total other comprehensive income (loss)	113.8	(42.4)	(62.0)
Consolidated comprehensive income	759.5	366.3	399.6
Less: Comprehensive income attributable to noncontrolling interests	70.7	73.5	90.8
Comprehensive income attributable to Lear	$688.8	$292.8	$308.8
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except share data)

	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury	Retained Earnings
Balance as of December 31, 2020	$0.6	$963.6	$(598.6)	$4,806.8
Comprehensive income (loss):
Net income	—	—	—	373.9
Other comprehensive income (loss)	—	—	—	—
Total comprehensive income (loss)	—	—	—	373.9
Stock-based compensation	—	60.3	—	—
Net issuances of 163,761 shares held in treasury in settlement of stock-based compensation	—	(33.1)	19.7	—
Repurchases of 589,717 shares of common stock at an average price of $170.03 per share	—	—	(100.3)	—
Dividends declared to Lear Corporation stockholders	—	—	—	(107.9)
Dividends declared to noncontrolling interests	—	—	—	—
Affiliate transaction	—	28.6	—	—
Balance as of December 31, 2021	$0.6	$1,019.4	$(679.2)	$5,072.8
Comprehensive income (loss):
Net income	—	—	—	327.7
Other comprehensive income (loss)	—	—	—	—
Total comprehensive income (loss)	—	—	—	327.7
Stock-based compensation	—	52.0	—	—
Net issuances of 215,945 shares held in treasury in settlement of stock-based compensation	—	(48.3)	25.6	(0.2)
Repurchases of 763,309 shares of common stock at an average price of $131.37 per share	—	—	(100.3)	—
Dividends declared to Lear Corporation stockholders	—	—	—	(186.2)
Dividends declared to noncontrolling interests	—	—	—	—
Change in noncontrolling interests	—	—	—	—
Balance as of December 31, 2022	$0.6	$1,023.1	$(753.9)	$5,214.1
Comprehensive income (loss):
Net income	—	—	—	572.5
Other comprehensive income (loss)	—	—	—	—
Total comprehensive income (loss)	—	—	—	572.5
Stock-based compensation	—	67.5	—	—
Net issuances of 182,461 shares held in treasury in settlement of stock-based compensation	—	(40.1)	25.3	(1.0)
Repurchases of 2,281,723 shares of common stock at an average price of $137.21 per share	—	—	(316.0)	—
Dividends declared to Lear Corporation stockholders	—	—	—	(184.5)
Dividends declared to noncontrolling interests	—	—	—	—
Balance as of December 31, 2023	$0.6	$1,050.5	$(1,044.6)	$5,601.1
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(In millions, except share data)

	Accumulated Other Comprehensive Loss, net of tax
	Defined Benefit Plans	Derivative Instruments and Hedge Activities	Cumulative Translation Adjustments	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity
Balance as of December 31, 2020	$(276.9)	$12.6	$(440.8)	$4,467.3	$147.6	$4,614.9
Comprehensive income (loss):
Net income	—	—	—	373.9	87.7	461.6
Other comprehensive income (loss)	77.5	(31.2)	(111.4)	(65.1)	3.1	(62.0)
Total comprehensive income (loss)	77.5	(31.2)	(111.4)	308.8	90.8	399.6
Stock-based compensation	—	—	—	60.3	—	60.3
Net issuances of 163,761 shares held in treasury in settlement of stock-based compensation	—	—	—	(13.4)	—	(13.4)
Repurchases of 589,717 shares of common stock at an average price of $170.03 per share	—	—	—	(100.3)	—	(100.3)
Dividends declared to Lear Corporation stockholders	—	—	—	(107.9)	—	(107.9)
Dividends declared to noncontrolling interests	—	—	—	—	(81.0)	(81.0)
Affiliate transaction	—	—	—	28.6	7.6	36.2
Balance as of December 31, 2021	$(199.4)	$(18.6)	$(552.2)	$4,643.4	$165.0	$4,808.4
Comprehensive income (loss):
Net income	—	—	—	327.7	81.0	408.7
Other comprehensive income (loss)	103.7	52.0	(190.6)	(34.9)	(7.5)	(42.4)
Total comprehensive income (loss)	103.7	52.0	(190.6)	292.8	73.5	366.3
Stock-based compensation	—	—	—	52.0	—	52.0
Net issuances of 215,945 shares held in treasury in settlement of stock-based compensation	—	—	—	(22.9)	—	(22.9)
Repurchases of 763,309 shares of common stock at an average price of $131.37 per share	—	—	—	(100.3)	—	(100.3)
Dividends declared to Lear Corporation stockholders	—	—	—	(186.2)	—	(186.2)
Dividends declared to noncontrolling interests	—	—	—	—	(87.6)	(87.6)
Change in noncontrolling interests	—	—	—	—	0.6	0.6
Balance as of December 31, 2022	$(95.7)	$33.4	$(742.8)	$4,678.8	$151.5	$4,830.3
Comprehensive income (loss):
Net income	—	—	—	572.5	73.2	645.7
Other comprehensive income (loss)	(11.6)	74.5	53.4	116.3	(2.5)	113.8
Total comprehensive income (loss)	(11.6)	74.5	53.4	688.8	70.7	759.5
Stock-based compensation	—	—	—	67.5	—	67.5
Net issuances of 182,461 shares held in treasury in settlement of stock-based compensation	—	—	—	(15.8)	—	(15.8)
Repurchases of 2,281,723 shares of common stock at an average price of $137.21 per share	—	—	—	(316.0)	—	(316.0)
Dividends declared to Lear Corporation stockholders	—	—	—	(184.5)	—	(184.5)
Dividends declared to noncontrolling interests	—	—	—	—	(80.4)	(80.4)
Balance as of December 31, 2023	$(107.3)	$107.9	$(689.4)	$4,918.8	$141.8	$5,060.6
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

For the year ended December 31,	2023	2022	2021
Cash Flows from Operating Activities:
Consolidated net income	$645.7	$408.7	$461.6
Adjustments to reconcile consolidated net income to net cash provided by operating activities –
Equity in net income of affiliates	(49.3)	(33.1)	(15.8)
Impairment charges	29.3	29.1	20.1
Deferred tax benefit	(58.8)	(49.4)	(55.5)
Depreciation and amortization	604.4	576.5	573.9
Stock-based compensation	67.5	52.0	60.3
Net change in recoverable customer engineering, development and tooling	(42.3)	(1.2)	(29.1)
Net change in working capital items (see below)	44.8	(17.8)	(351.0)
Changes in other long-term assets	6.5	9.6	(35.7)
Changes in other long-term liabilities	17.2	8.2	(6.5)
Loss on extinguishment of debt	—	—	24.6
Other, net	(15.7)	38.8	23.2
Net cash provided by operating activities	1,249.3	1,021.4	670.1
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(626.5)	(638.2)	(585.1)
Acquisitions, net of cash acquired	(174.5)	(188.3)	—
Other, net	39.5	(3.8)	(61.6)
Net cash used in investing activities	(761.5)	(830.3)	(646.7)
Cash Flows from Financing Activities:
Short-term borrowings, net	17.7	8.0	—
Term loan borrowings	150.0	—	—
Repurchases of common stock	(296.5)	(100.3)	(100.3)
Dividends paid to Lear Corporation stockholders	(181.9)	(185.5)	(106.7)
Dividends paid to noncontrolling interests	(78.7)	(84.6)	(81.1)
Term loan facility repayments	—	—	(220.3)
Proceeds from the issuance of senior notes	—	—	698.7
Redemption of senior notes	—	—	(221.5)
Payment of debt issuance and other financing costs	(1.2)	—	(9.9)
Other, net	(28.9)	(24.9)	27.5
Net cash used in financing activities	(419.5)	(387.3)	(13.6)
Effect of foreign currency translation	12.8	(7.7)	(3.0)
Net Change in Cash, Cash Equivalents and Restricted Cash	81.1	(203.9)	6.8
Cash, Cash Equivalents and Restricted Cash as of Beginning of Period	1,117.4	1,321.3	1,314.5
Cash, Cash Equivalents and Restricted Cash as of End of Period	$1,198.5	$1,117.4	$1,321.3
Changes in Working Capital Items:
Accounts receivable	$(148.3)	$(518.8)	$160.9
Inventories	(117.9)	(29.8)	(213.4)
Accounts payable (including $15.4 million of cash paid in 2023 in conjunction with the acquisition of IGB to settle pre-existing accounts payable)	162.4	368.6	(129.6)
Accrued liabilities and other	148.6	162.2	(168.9)
Net change in working capital items	$44.8	$(17.8)	$(351.0)
Supplementary Disclosure:
Cash paid for interest	$112.2	$96.5	$91.6
Cash paid for income taxes, net of refunds received of $15.7 million in 2023, $17.1 million in 2022 and $40.7 million in 2021	$217.6	$194.6	$148.3
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
(2) Current Operating Environment
In 2020, the automotive industry experienced a significant decline in global production volumes as a result of the COVID-19 pandemic. Although industry production has recovered modestly and returned to 2019 pre-pandemic production levels in 2023, industry production remains below 2017 peak levels. Further, the global economy, as well as the automotive industry, have been influenced directly and indirectly by macroeconomic events resulting in unfavorable conditions, including shortages of semiconductor chips and other components, elevated inflation levels on commodities and labor, higher interest rates, and labor and energy shortages in certain markets. Beginning in the third quarter of 2023 and continuing into the fourth quarter of 2023, the automotive industry was impacted by labor strikes and related disruptions at certain facilities in the United States. Certain of these factors, among others, continue to impact consumer demand, as well as the ability of automotive manufacturers to produce vehicles to meet demand.
The accompanying consolidated financial statements reflect estimates and assumptions made by management as of December 31, 2023, and for the year then ended. Such estimates and assumptions affect, among other things, the Company's goodwill, long-lived asset valuations, inventory valuations, valuations of deferred income taxes and income tax contingencies, and credit losses related to the Company's financial instruments. Events and circumstances arising after December 31, 2023, will be reflected in management's estimates and assumptions in future periods.
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
The Company's allowance for credit losses on financial assets measured at amortized cost, primarily accounts receivable, reflects management's estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

in earnings. The Company also considers geographic and segment specific risk factors in the development of expected credit losses. As of December 31, 2023 and 2022, accounts receivable are reflected net of reserves of $35.6 million and $35.3 million, respectively. Changes in expected credit losses were not significant during the year ended December 31, 2023.
The Company receives bank notes from its customers, which are classified as other current assets in the consolidated balance sheets, for certain amounts of accounts receivable, primarily in Asia. The Company may hold such bank notes until maturity, exchange them with suppliers to settle liabilities or sell them to third-party financial institutions in exchange for cash.
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using standard costing, which approximates actual cost on a first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. The Company records reserves for inventory in excess of production and/or forecasted requirements and for obsolete inventory in production and service inventories. A summary of inventories is shown below (in millions):

December 31,	2023	2022
Raw materials	$1,260.7	$1,216.8
Work-in-process	141.0	126.6
Finished goods	540.8	391.9
Reserves	(184.5)	(161.7)
Inventories	$1,758.0	$1,573.6
Engineering and Development ("E&D") and Tooling Costs
In 2023, the Company incurred E&D costs of $611.4 million, including $375.8 million (or 2% of related sales) in its Seating segment, $230.5 million (or 4% of related sales) in its E-Systems segment and $5.1 million at its headquarters location.
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
During 2023 and 2022, the Company capitalized $291.8 million and $249.5 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During 2023 and 2022, the Company also capitalized $162.8 million and $185.3 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying consolidated balance sheets as of December 31, 2023 and 2022. During 2023 and 2022, the Company collected $417.0 million and $435.8 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer E&D and tooling costs related to long-term supply agreements is shown below (in millions):

December 31,	2023	2022
Current	$220.2	$175.7
Long-term	164.3	161.3
Recoverable customer E&D and tooling	$384.5	$337.0
Other E&D Costs
Costs incurred in connection with product launches, to the extent not recoverable from the Company's customers, are recorded in cost of sales as incurred and totaled $138.8 million, $145.2 million and $139.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
All other E&D costs are recorded in selling, general and administrative expenses as incurred and totaled $180.8 million, $173.6 million and $170.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Buildings and improvements	10 to 40 years
Machinery and equipment	5 to 10 years
A summary of property, plant and equipment is shown below (in millions):

December 31,	2023	2022
Land	$105.6	$104.6
Buildings and improvements	919.4	868.6
Machinery and equipment	5,324.4	4,871.5
Construction in progress	408.7	378.0
Total property, plant and equipment	6,758.1	6,222.7
Less – accumulated depreciation	(3,780.7)	(3,368.7)
Net property, plant and equipment	$2,977.4	$2,854.0
For the years ended December 31, 2023, 2022 and 2021, depreciation expense was $541.9 million, $505.7 million and $500.6 million, respectively. As of December 31, 2023, 2022 and 2021, capital expenditures recorded in accounts payable totaled $133.1 million, $150.2 million and $147.8 million, respectively.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of the changes in the carrying amount of goodwill for each of the periods in the two years ended December 31, 2023, is shown below (in millions):

	Seating	E-Systems	Total
Balance as of December 31, 2021	$1,249.3	$408.6	$1,657.9
Acquisition	27.9	—	27.9
Foreign currency translation and other	(16.1)	(9.1)	(25.2)
Balance as of December 31, 2022	1,261.1	399.5	1,660.6
Acquisition	73.5	—	73.5
Foreign currency translation and other	6.9	(3.1)	3.8
Balance as of December 31, 2023	$1,341.5	$396.4	$1,737.9
Intangible Assets
As of December 31, 2023, intangible assets consist primarily of certain intangible assets recorded in connection with the Company's acquisitions, including substantially all of Kongsberg Automotive's Interior Comfort Systems business unit ("Kongsberg ICS") in 2022 and I.G. Bauerhin ("IGB") in 2023 (Note 4, "Acquisitions"). These intangible assets were recorded at their estimated fair value, based on independent appraisals, as of the transaction or acquisition date. The value assigned to technology intangibles is based on the royalty savings method, which applies a hypothetical royalty rate to projected revenues attributable to the identified technologies. Royalty rates were determined based primarily on analysis of market information. The customer-based intangible asset includes the acquired entity's established relationships with its customers and the ability of these customers to generate future economic profits for the Company. The value assigned to customer-based intangibles is based on the present value of future earnings attributable to the asset group after recognition of required returns to other contributory assets.
A summary of intangible assets as of December 31, 2023, is shown below (in millions):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (years)
Amortized intangible assets:
Customer-based	$518.2	$(354.9)	$163.3	12
Licensing agreements	71.0	(66.3)	4.7	5
Technology	24.6	(3.7)	20.9	12
Other	0.4	(0.2)	0.2	5
Balance as of December 31, 2023	$614.2	$(425.1)	$189.1	11
A summary of intangible assets as of December 31, 2022, is shown below (in millions):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (years)
Amortized intangible assets:
Customer-based	$514.9	$(313.3)	$201.6	12
Licensing agreements	71.0	(52.0)	19.0	5
Technology	16.2	(1.7)	14.5	13
Other	0.4	(0.1)	0.3	5
Balance as of December 31, 2022	$602.5	$(367.1)	$235.4	11
In 2023 and 2022, intangible assets with a gross carrying value of $1.3 million and $19.4 million, respectively, became fully amortized and are no longer included in the gross carrying value or accumulated amortization.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Excluding the impact of any future acquisitions, the Company's estimated annual amortization expense for the five succeeding years is shown below (in millions):

Year	Expense
2024	$49.4
2025	22.4
2026	22.0
2027	21.6
2028	20.6
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
For the years ended December 31, 2023, 2022 and 2021, the Company recognized fixed asset impairment charges of $5.1 million, $9.9 million and $4.2 million, respectively, in conjunction with its restructuring actions (Note 5, "Restructuring"). For the years ended December 31, 2023, 2022 and 2021, the Company recognized additional fixed asset impairment charges of $6.3 million, $5.7 million and $7.7 million, respectively. For the year ended December 31, 2022, additional asset impairment charges include $4.4 million related to the Company's Russian operations. Asset impairment charges are recorded in cost of sales in the accompanying consolidated statements of income for the years ended December 31, 2023, 2022 and 2021.
In 2023, 2022 and 2021, the Company recognized impairment charges of $1.9 million, $8.9 million and $8.5 million, respectively, related to certain definite-lived and indefinite-lived intangible assets of its E-Systems segment resulting from a change in the intended use of such assets. The impairment charges are included in amortization of intangible assets in the accompanying consolidated statements of income for the years ended December 31, 2023, 2022 and 2021.
Impairment of Investments in Affiliates
The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If the Company determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded book value and the fair value of the investment. Fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values. For the years ended December 31, 2023 and 2021, the Company recognized impairment charges of $7.0 million and $1.0 million, respectively, related to its investments in affiliates. There were no impairment charges recognized related to the Company's investments in affiliates for the year ended December 31, 2022. The impairment charges are included in other expense, net in the accompanying consolidated statements of income for the years ended December 31, 2023 and 2021.
Accrued Liabilities
A summary of accrued liabilities as of December 31, 2023 and 2022, is shown below (in millions):

December 31,	2023	2022
Compensation and employee benefits	$514.8	$404.3
Income and other taxes payable	384.7	300.3
Current portion of lease obligations	151.9	136.8
Current portion of restructuring accrual	104.7	53.5
Other	1,049.1	1,066.6
Accrued liabilities	$2,205.2	$1,961.5

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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
Revenue is recognized at a point in time when control of the product is transferred to the customer under standard commercial terms, as the Company does not have an enforceable right to payment prior to such transfer. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for those products based on the current purchase orders, annual price reductions and ongoing price adjustments. Revenue recognized related to prior years represented approximately 1% of consolidated net sales during the years ended December 31, 2023, 2022 and 2021. The Company's customers pay for products received in accordance with payment terms that are customary within the industry. The Company's contracts with its customers do not have significant financing components.
The Company records a contract liability for advances received from its customers. As of December 31, 2023 and 2022, there were no significant contract liabilities recorded. Further, there were no significant contract liabilities recognized in revenue during the years ended December 31, 2023, 2022 and 2021.
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
Restructuring Costs
Restructuring costs include employee termination benefits, asset impairment charges and contract termination costs, as well as other incremental net costs resulting from the restructuring actions. Employee termination benefits are recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Other incremental net costs principally include equipment and personnel relocation costs and gains and losses on the sales of facilities. In addition

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

to restructuring costs, the Company also incurs incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs are recognized in the Company's consolidated financial statements in accordance with GAAP. Generally, charges are recorded as restructuring actions are approved, communicated and/or implemented.
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

For the year ended December 31,	2023	2022	2021
Other expense	$83.7	$57.2	$65.4
Other income	(28.8)	(10.8)	(65.3)
Other expense, net	$54.9	$46.4	$0.1
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income for the years in which those temporary differences are expected to be recovered or settled.
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
For the years ended December 31, 2023, 2022 and 2021, other expense, net includes net foreign currency transaction losses of $53.0 million, $30.4 million and $24.8 million, respectively. For the year ended December 31, 2023, net foreign currency transaction losses include $30.6 million related to the hyper-inflationary environment and significant currency devaluation in Argentina. For the year ended December 31, 2022, net foreign currency transaction losses include $9.6 million related to foreign exchange rate volatility following Russia's invasion of Ukraine.
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
A summary of information used to compute basic and diluted net income per share attributable to Lear is shown below (in millions, except share and per share data):

For the year ended December 31,	2023	2022	2021
Net income attributable to Lear	$572.5	$327.7	$373.9

Average common shares outstanding	58,830,334	59,674,488	60,082,833
Dilutive effect of common stock equivalents	286,041	246,041	337,651
Average diluted shares outstanding	59,116,375	59,920,529	60,420,484

Basic net income per share attributable to Lear	$9.73	$5.49	$6.22

Diluted net income per share attributable to Lear	$9.68	$5.47	$6.19
Product Warranty
Losses from warranty obligations are accrued when it is probable that a liability has been incurred and the related amounts are reasonably estimable.
Segment Reporting
The Company is organized under two reportable operating segments: Seating, which consists of the design, development, engineering and manufacture of complete seat systems and key seat components, and E-Systems, which consists of the design, development, engineering and manufacture of complete electrical distribution and connection systems; high-voltage power distribution products, including battery disconnect units ("BDUs"); and low-voltage power distribution products, electronic controllers and other electronic products. Included in the Company's complete seat systems and components are thermal comfort systems and configurable seating product technologies. All of these products are compatible with traditional internal combustion engine ("ICE") architectures and electrified powertrains, including the full range of hybrid, plug-in hybrid and battery electric architectures. Key seat component product offerings include seat trim covers; surface materials such as leather and fabric; seat mechanisms; seat foam; thermal comfort systems such as seat heating, ventilation, active cooling, pneumatic lumbar and massage products; and headrests. Key components of the Company's electrical distribution and connection systems portfolio include wire harnesses, terminals and connectors, high-voltage battery connection systems and engineered components. High-voltage battery connection systems include intercell connect boards, bus bars and main battery connection

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

systems. High-voltage power distribution products control the flow and distribution of high-voltage power throughout electrified vehicles and include BDUs which control all electrical energy flowing into and out of high-voltage batteries in electrified vehicles. Low-voltage power distribution products, electronic controllers and other electronic products facilitate signal, data and/or power management within the vehicle and include the associated software required to facilitate these functions. Key components of the Company's other electronic products portfolio include zone control modules, body domain control modules and low-voltage and high-voltage power distribution modules. The Company's software offerings include embedded control, cybersecurity software and software to control hardware devices. The Company's customers traditionally have sourced its electronic hardware together with the software that the Company embeds in it. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment. Corporate and regional headquarters costs include various support functions, such as information technology, advanced research and development, corporate finance, legal, executive administration and human resources.
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
The Company evaluates the performance of its operating segments based primarily on (i) revenues from external customers, (ii) pretax income before equity in net income of affiliates, interest expense, net and other expense, net ("segment earnings") and (iii) cash flows, being defined as segment earnings less capital expenditures plus depreciation and amortization.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

balance sheets. The Company also formally assesses whether a derivative used in a hedge transaction is highly effective in offsetting changes in either the fair value or the cash flows of the hedged item. When it is determined that a hedged transaction is no longer probable to occur, the Company discontinues hedge accounting.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2023, there were no material changes in the methods or policies used to establish estimates and assumptions. Other matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of fixed and intangible assets and unsettled pricing negotiations with customers and suppliers (Note 3, "Summary of Significant Accounting Policies"), acquisitions (Note 4, "Acquisitions"), restructuring accruals (Note 5, "Restructuring"), deferred tax asset valuation allowances and income taxes (Note 9, "Income Taxes"), pension and other postretirement benefit plan assumptions (Note 10, "Pension and Other Postretirement Benefit Plans") and accruals related to legal, warranty and environmental matters (Note 14, "Legal and Other Contingencies"). Actual results may differ significantly from the Company's estimates.
(4) Acquisitions
I.G. Bauerhin
On April 26, 2023, the Company completed the acquisition of IGB, a privately held supplier of automotive seat heating, ventilation and active cooling, steering wheel heating, seat sensors and electronic control modules, headquartered in Grundau-Rothenbergen, Germany. IGB has more than 4,600 employees at nine manufacturing plants in seven countries with annual sales of approximately $290 million. The acquisition of IGB furthers the Company's comprehensive strategy to develop and integrate a complete portfolio of thermal comfort systems for automotive seating.
The acquisition of IGB was accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying consolidated balance sheet as of December 31, 2023. The operating results and cash flows of IGB are included in the accompanying consolidated financial statements from the date of acquisition in the Company's Seating segment.
The preliminary purchase price and related allocation are shown below (in millions):

	July 1, 2023	Adjustments	December 31, 2023
Preliminary purchase price, net of acquired cash	$174.5	$—	$174.5

Property, plant and equipment	49.7	(2.2)	47.5
Other assets purchased and liabilities assumed, net	37.9	0.2	38.1
Goodwill	69.9	3.6	73.5
Intangible assets	17.0	(1.6)	15.4
Preliminary purchase price allocation	$174.5	$—	$174.5
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
The purchase price and related allocation are preliminary and may be revised as a result of further adjustments made to the purchase price and additional information obtained regarding assets acquired and liabilities assumed, including, but not limited to, certain tax attributes and contingent liabilities.
For the years ended December 31, 2023 and 2022, the Company incurred transaction costs of $0.5 million and $1.2 million, respectively, which were expensed as incurred and are recorded in selling, general and administrative expenses in the accompanying consolidated statements of income.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The pro-forma effects of this acquisition do not materially impact the Company's reported results for any period presented.
For further information related to acquired assets measured at fair value, see Note 16, "Financial Instruments."
Kongsberg ICS
On February 28, 2022, the Company completed the acquisition of Kongsberg ICS. Kongsberg ICS specializes in thermal comfort systems, including seat massage, lumbar, heat and ventilation products, with annual sales of approximately $300 million, of which approximately 20% are intercompany.
The acquisition of Kongsberg ICS was accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying consolidated balance sheets as of December 31, 2023 and 2022. The operating results and cash flows of Kongsberg ICS are included in the accompanying consolidated financial statements from the date of acquisition in the Company's Seating segment.
The final purchase price and related allocation are shown below (in millions):

December 31, 2023
Purchase price, net of acquired cash	$188.3

Property, plant and equipment	124.1
Other assets purchased and liabilities assumed, net	25.2
Goodwill	27.9
Intangible assets	11.1
Purchase price allocation	$188.3
Goodwill recognized is primarily attributable to the assembled workforce and expected synergies related to future growth.
Intangible assets consist of amounts recognized for the fair value of developed technology based on an independent appraisal. Developed technology assets have a weighted average useful life of approximately seventeen years.
For the year ended December 31, 2022, the Company incurred transaction costs of $10.0 million, which were expensed as incurred and are recorded in selling, general and administrative expenses in the accompanying consolidated statement of income.
The pro-forma effects of this acquisition do not materially impact the Company's reported results for any period presented.
For further information related to acquired assets measured at fair value, see Note 16, "Financial Instruments."
(5) Restructuring
Charges recorded in connection with the Company's restructuring actions are shown below (in millions):

For the year ended December 31,	2023	2022	2021
Employee termination benefits	$119.2	$121.9	$85.1
Asset impairments
Property, plant and equipment	5.1	9.9	4.2
Right-of-use assets	10.9	6.5	7.2
Contract termination costs	5.7	4.5	0.3
Other related net costs	(8.2)	11.4	4.1
	$132.7	$154.2	$100.9

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Restructuring charges by income statement account are shown below (in millions):

For the year ended December 31,	2023	2022	2021
Cost of sales	$130.2	$129.7	$75.6
Selling, general and administrative expenses	20.7	24.5	32.0
Other (income) expense, net	(18.2)	—	(6.7)
	$132.7	$154.2	$100.9
Restructuring charges by operating segment are shown below (in millions):

For the year ended December 31,	2023	2022	2021
Seating	$99.5	$65.3	$45.7
E-Systems	30.5	82.8	47.7
Other	2.7	6.1	7.5
	$132.7	$154.2	$100.9
The Company expects to incur approximately $62 million and approximately $14 million of additional restructuring costs in its Seating and E-Systems segments, respectively, related to activities initiated as of December 31, 2023, and expects that the components of such costs will be consistent with its historical experience.
A summary of the changes in the Company's restructuring reserves is shown below (in millions):

	2023	2022
Balance as of January 1,	$82.9	$129.4
Provision for employee termination benefits	119.2	121.9
Payments, utilizations and foreign currency	(80.5)	(168.4)
Balance as of December 31,	$121.6	$82.9
(6) Investments in Affiliates and Other Related Party Transactions
The Company's beneficial ownership in affiliates accounted for under the equity method is shown below:

December 31,	2023	2022	2021
Beijing BHAP Lear Automotive Systems Co., Ltd. (China)	50%	50%	50%
Guangzhou Lear Automotive Components Co., Ltd. (China)	50	50	50
Jiangxi Jiangling Lear Interior Systems Co., Ltd. (China)	50	50	50
Lear Dongfeng Automotive Seating Co., Ltd. (China)	50	50	50
Beijing Lear Hyundai Transys Co., Ltd. (China)	50	50	40
Changchun Lear FAWSN Automotive Seat Systems Co., Ltd. (China)	49	49	49
Honduras Electrical Distribution Systems S. de R.L. de C.V. (Honduras)	49	49	49
Kyungshin-Lear Sales and Engineering LLC	49	49	49
Shenyang Jinbei Lear Automotive Seating Co. Ltd. (China)	49	49	49
Shenzhen Shinry Lear Electric Control Technology Co., Ltd. (China)	49	49	—
Hyundai Transys Lear Automotive Private Limited (India)	35	35	35
Techstars Corporate Partner 2017 LLC	34	34	34
RevoLaze, LLC	20	20	20
Maniv Mobility II A, L.P.	7	7	7
Trucks Venture Fund 2, L.P.	7	7	5
Autotech Fund II, L.P.	3	3	4

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Summarized group financial information for affiliates accounted for under the equity method as of December 31, 2023 and 2022, and for the years ended December 31, 2023, 2022 and 2021, is shown below (unaudited; in millions):

December 31,	2023	2022
Balance sheet data:
Current assets	$1,545.7	$1,335.9
Non-current assets	240.2	235.0
Current liabilities	1,165.6	1,009.2
Non-current liabilities	20.2	8.4

For the year ended December 31,	2023	2022	2021
Income statement data:
Net sales	$2,676.9	$2,447.6	$1,833.6
Gross profit	149.7	106.1	50.1
Income before provision for income taxes	116.7	102.8	104.5
Net income attributable to affiliates	82.2	64.4	80.5
A summary of amounts recorded in the Company's consolidated balance sheets related to its affiliates is shown below (in millions):

December 31,	2023	2022
Aggregate investment in affiliates	$217.1	$196.7
Receivables due from affiliates (including notes and advances)	170.7	182.5
Payables due to affiliates	0.5	0.7
A summary of transactions with affiliates accounted for under the equity method and other related parties is shown below (in millions):

For the year ended December 31,	2023	2022	2021
Sales to affiliates	$654.6	$783.0	$676.6
Purchases from affiliates	2.1	9.0	4.4
Management and other fees for services provided to affiliates	32.7	32.6	38.5
Dividends received from affiliates	21.7	21.1	26.8
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
(7) Debt
Short-Term Borrowings
The Company utilizes uncommitted lines of credit as needed for its short-term working capital fluctuations. As of December 31, 2023 and 2022, the Company had lines of credit from banks totaling $337.7 million and $298.2 million, respectively. As of December 31, 2023 and 2022, the Company had short-term debt balances outstanding related to draws on its lines of credit of $27.5 million and $9.9 million, respectively.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Long-Term Debt
A summary of long-term debt, net of unamortized debt issuance costs and unamortized original issue premium (discount) and the related weighted average interest rates is shown below (in millions):

December 31,	2023
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
Delayed-Draw Term Loan Facility (the "Term Loan")	$150.0	$(0.5)	$—	$149.5	6.575%
3.8% Senior Notes due 2027 (the "2027 Notes")	550.0	(1.6)	(1.4)	547.0	3.885%
4.25% Senior Notes due 2029 (the "2029 Notes")	375.0	(1.7)	(0.6)	372.7	4.288%
3.5% Senior Notes due 2030 (the "2030 Notes")	350.0	(1.8)	(0.5)	347.7	3.525%
2.6% Senior Notes due 2032 (the "2032 Notes")	350.0	(2.5)	(0.7)	346.8	2.624%
5.25% Senior Notes due 2049 (the "2049 Notes")	625.0	(5.6)	12.6	632.0	5.103%
3.55% Senior Notes due 2052 (the "2052 Notes")	350.0	(3.7)	(0.4)	345.9	3.558%
Other	1.3	—	—	1.3	N/A
	$2,751.3	$(17.4)	$9.0	2,742.9
Less — Current portion				(0.3)
Long-term debt				$2,742.6

December 31,	2022
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
2027 Notes	$550.0	$(2.1)	$(1.8)	$546.1	3.885%
2029 Notes	375.0	(2.0)	(0.7)	372.3	4.288%
2030 Notes	350.0	(2.0)	(0.6)	347.4	3.525%
2032 Notes	350.0	(2.8)	(0.7)	346.5	2.624%
2049 Notes	625.0	(6.0)	13.2	632.2	5.103%
2052 Notes	350.0	(3.8)	(0.5)	345.7	3.558%
Other	11.8	—	—	11.8	N/A
	$2,611.8	$(18.7)	$8.9	2,602.0
Less — Current portion				(10.8)
Long-term debt				$2,591.2
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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
The net proceeds from the offering of $698.7 million, after original issue discount, were used, in part, to fund the tender of $200 million in aggregate principal amount of 2027 Notes (see "— 2027 Notes" above) and the repayment in full of $206.3 million outstanding on the Company's $250 million term loan facility under its credit agreement (see "— Credit Agreement" below). The remaining net proceeds were used to finance the 2022 acquisition of Kongsberg ICS (Note 4, "Acquisitions") and for general corporate purposes.
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
Covenants
Subject to certain exceptions, the indentures governing the Notes contain restrictive covenants that, among other things, limit the ability of the Company to: (i) create or permit certain liens and (ii) consolidate, merge or sell all or substantially all of the Company's assets. The indentures governing the Notes also provide for customary events of default. As of December 31, 2023, the Company was in compliance with all covenants under the indentures governing the Notes.
Credit Agreement
In 2017, the Company entered into an unsecured credit agreement, which consisted of a $1.75 billion revolving credit facility (the "Revolving Credit Facility") and a $250 million term loan facility (the "Term Loan Facility"). In October 2021, the Company entered into an amended and restated credit agreement (the "Credit Agreement") that increased the Revolving Credit Facility to $2.0 billion and extended the maturity date to October 28, 2026. In November 2021, the Company repaid in full $206.3 million outstanding on the Term Loan Facility. Inclusive of this amount, the Company made principal payments on the Term Loan Facility of $220.3 million in 2021. In connection with these transactions, the Company recognized a loss of $0.7 million on the extinguishment of debt and paid related issuance costs of $2.8 million.
In June 2023, the Company amended the Credit Agreement to implement the transition from the London Interbank Offered Rate to the Secured Overnight Financing Rate ("SOFR") in accordance with the existing terms of the Credit Agreement, adopting SOFR as the reference rate for certain U.S. dollar-denominated borrowings.
In November 2023, the Company entered into an extension agreement (the "Extension Agreement") related to its Credit Agreement to extend the maturity date by one year to October 28, 2027, and replace the Canadian Dollar Offered Rate (CDOR) with term Canadian Overnight Repo Rate Average (CORRA) as the benchmark rate for term rate loans denominated in Canadian dollars. In connection with the Extension Agreement, the Company paid related issuance costs of $1.2 million.
In 2023 and 2021, there were no borrowings or repayments under the Revolving Credit Facility. In 2022, aggregate borrowings and repayments under the Revolving Credit Facility were $65.0 million. As of December 31, 2023 and 2022, there were no borrowings outstanding under the Revolving Credit Facility.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Advances under the Credit Agreement generally bear interest based on (i) Term Benchmark, Central Bank Rate and Risk Free Rate ("RFR") (in each case, as defined in the Credit Agreement) or (ii) Alternate Base Rate ("ABR") and Canadian Prime Rate (in each case, as defined in the Credit Agreement). As of December 31, 2023, the ranges and rates are as follows (in percentages):

	Term Benchmark, Central Bank Rate and RFR Loans			ABR and Canadian Prime Rate Loans
	Minimum	Maximum	Rate as of December 31, 2023	Minimum	Maximum	Rate as of December 31, 2023
Credit Agreement	0.925%	1.450%	1.125%	0.000%	0.450%	0.125%
The facility fee, which ranges from 0.075% to 0.20% of the total amount committed under the Revolving Credit Facility, is payable quarterly.
Covenants
The Credit Agreement contains various customary representations, warranties and covenants by the Company, including, without limitation, (i) covenants regarding maximum leverage, (ii) limitations on fundamental changes involving the Company or its subsidiaries and (iii) limitations on indebtedness and liens. As of December 31, 2023, the Company was in compliance with all covenants under the Credit Agreement.
Term Loan
In May 2023, the Company borrowed $150.0 million under its unsecured delayed-draw term loan facility (the "Term Loan") to finance, in part, the acquisition of IGB (Note 4, "Acquisitions"). The Term Loan matures on May 1, 2026, three years after the funding date. Advances under the Term Loan generally bear interest based on the Daily or Term SOFR (as defined in the Term Loan agreement) plus a margin determined in accordance with a pricing grid that ranges from 1.00% to 1.525%. As of December 31, 2023, the interest rate was 6.575%.
Covenants
The Term Loan contains the same covenants as the Credit Agreement. As of December 31, 2023, the Company was in compliance with all covenants under the Term Loan.
Other
As of December 31, 2023, other long-term debt, including the current portion, consisted of amounts outstanding under finance lease agreements. As of December 31, 2022, other long-term debt, including the current portion, consisted of amounts outstanding under an unsecured working capital loan and a finance lease agreement.
(8) Leases
The Company has operating leases for production, office and warehouse facilities, manufacturing and office equipment and vehicles. Operating lease assets and obligations included in the accompanying consolidated balance sheet are shown below (in millions):

December 31,	2023	2022
Right-of-use assets under operating leases:
Other long-term assets	$733.5	$701.8
Lease obligations under operating leases:
Accrued liabilities	$151.9	$136.8
Other long-term liabilities	623.0	595.1
	$774.9	$731.9

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Maturities of lease obligations as of December 31, 2023, are shown below (in millions):

2024	$177.9
2025	156.3
2026	131.6
2027	108.6
2028	87.8
Thereafter	213.2
Total undiscounted cash flows	875.4
Less: Imputed interest	(100.5)
Lease obligations under operating leases	$774.9
In addition to the right-of-use assets obtained in exchange for operating lease obligations shown below, the Company acquired $14.3 million of right-of-use assets and related lease obligations in conjunction with its acquisition of IGB in 2023 and $34.1 million of right-of-use assets and related lease obligations in conjunction with its acquisition of Kongsberg ICS in 2022. See Note 4, "Acquisitions."
Cash flow information related to operating leases is shown below (in millions):

For the year ended December 31,	2023	2022	2021
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$181.6	$236.1	$258.4
Operating cash flows:
Cash paid related to operating lease obligations	$183.2	$164.3	$164.2
Lease expense included in the accompanying consolidated statement of income is shown below (in millions):

For the year ended December 31,	2023	2022	2021
Operating lease expense	$182.9	$164.5	$160.3
Short-term lease expense	20.7	22.1	19.4
Variable lease expense	9.7	8.4	7.9
Total lease expense	$213.3	$195.0	$187.6
The Company's short-term lease expense excludes leases with a duration of one month or less.
Variable lease expense includes payments based on performance or usage, as well as changes to index and rate-based lease payments. Additionally, the Company evaluated its supply contracts with its customers and concluded that variable lease expense in these arrangements is not material.
For the years ended December 31, 2023, 2022 and 2021, the Company recognized impairment charges of $10.9 million, $6.5 million and $7.2 million, respectively, related to its right-of-use assets in conjunction with its restructuring actions (Note 5, "Restructuring"). For the year ended December 31, 2022, the Company recognized additional right-of-use asset impairment charges of $7.0 million related to its Russian operations. The impairment charges are included in cost of sales in the accompanying consolidated statements of income.
The weighted average lease term and discount rate for operating leases as of December 31, 2023, are shown below:

Weighted average remaining lease term	Seven years
Weighted average discount rate	4.0%
For the year ended December 31, 2023, the Company recognized a gain of $11.3 million on the sale of a manufacturing facility that was subsequently leased back under a short-term lease. The gain is included in other expense, net in the accompanying consolidated statement of income.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(9) Income Taxes
A summary of consolidated income before provision for income taxes and equity in net income of affiliates and the components of provision for income taxes is shown below (in millions):

For the year ended December 31,	2023	2022	2021
Consolidated income before provision for income taxes and equity in net income of affiliates:
Domestic	$59.9	$87.6	$(110.9)
Foreign	717.3	421.7	694.4
	$777.2	$509.3	$583.5
Domestic (benefit) provision for income taxes:
Current provision	$43.0	$35.3	$38.4
Deferred benefit	(29.4)	(41.4)	(76.6)
Total domestic (benefit) provision	$13.6	$(6.1)	$(38.2)
Foreign provision for income taxes:
Current provision	$196.6	$147.8	$154.8
Deferred (benefit) provision	(29.4)	(8.0)	21.1
Total foreign provision	$167.2	$139.8	$175.9
Provision for income taxes	$180.8	$133.7	$137.7
The domestic current provision includes withholding taxes related to dividends and royalties paid by the Company's foreign subsidiaries, as well as state and local taxes. In 2023, 2022 and 2021, the provision for income taxes includes the benefit of prior unrecognized net operating loss carryforwards of $8.0 million, $0.8 million and $2.9 million, respectively.
A summary of the differences between the provision for income taxes calculated at the United States federal statutory income tax rate of 21% and the consolidated provision for income taxes is shown below (in millions):

For the year ended December 31,	2023	2022	2021
Consolidated income before provision for income taxes and equity in net income of affiliates multiplied by the United States federal statutory income tax rate	$163.2	$107.0	$122.5
Differences in income taxes on foreign earnings, losses and remittances	43.2	24.5	30.4
Valuation allowance adjustments (1)	(3.3)	45.2	29.0
Research and development and other tax credits	(15.9)	(15.0)	(19.0)
FDII deduction	(20.1)	(16.9)	(6.0)
U.S. tax impact of foreign earnings (2)	3.4	(6.3)	(9.8)
Tax audits and assessments	1.5	3.2	3.2
Other	8.8	(8.0)	(12.6)
Provision for income taxes	$180.8	$133.7	$137.7
(1)     Relates primarily to changes in valuation allowances on the deferred tax assets of foreign subsidiaries in 2022 and 2021.
(2)    Reflects the impact on the domestic provision for income taxes related to foreign source income, including foreign branch earnings net of the applicable foreign tax credits in the general, foreign branch, GILTI and passive separate limitation categories. This amount includes the U.S. tax impact of apportioning U.S. expenses against the GILTI basket in calculating the foreign tax credit limitation resulting in no tax benefit for these expenses due to the Company's excess foreign tax credit position in the GILTI basket for 2023 and 2021.
For the years ended December 31, 2023, 2022 and 2021, income in foreign jurisdictions with tax holidays was $48.4 million, $40.5 million and $55.6 million, respectively. Such tax holidays generally expire from 2023 through 2036.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Deferred income taxes represent temporary differences in the recognition of certain items for financial reporting and income tax purposes. A summary of the components of the net deferred income tax asset is shown below (in millions):

December 31,	2023	2022
Deferred income tax assets (liabilities):
Tax loss carryforwards	$394.3	$397.4
Tax credit carryforwards	240.4	243.9
Retirement benefit plans	24.6	22.6
Accrued liabilities	269.8	208.7
Self-insurance reserves	5.4	5.5
Current asset basis differences	50.3	42.0
Long-term asset basis differences (1)	16.4	3.5
Deferred compensation	35.4	25.8
Capitalized engineering, research and development	201.0	169.6
Undistributed earnings of foreign subsidiaries	(83.9)	(71.7)
Derivative instruments and hedging activities	(31.6)	(10.7)
Other	1.2	1.8
Net deferred income tax asset before valuation allowance	1,123.3	1,038.4
Valuation allowance	(429.0)	(417.9)
Net deferred income tax asset	$694.3	$620.5
(1)     Included in the long-term asset basis differences for the years ended December 31, 2023 and 2022, are deferred tax assets of $157.3 million and $145.5 million, respectively, related to lease obligations and deferred tax liabilities of $157.3 million and $145.5 million, respectively, related to right-of-use assets.
As of December 31, 2023 and 2022, the valuation allowance with respect to the Company's deferred tax assets was $429.0 million and $417.9 million, respectively, a net increase of $11.1 million.
Concluding that a valuation allowance is not required is difficult when there is significant negative evidence, such as cumulative losses in recent years, which is objective and verifiable. When measuring cumulative losses in recent years, the Company uses a rolling three-year period of pretax book income, adjusted for permanent differences between book and taxable income and certain other items. As of December 31, 2023, the Company continues to maintain a U.S. valuation allowance of $30.6 million, primarily related to U.S. state and local deferred tax assets that, due to their nature, are not likely to be realized. In addition, the Company continues to maintain a valuation allowance of $398.4 million with respect to its deferred tax assets in several international jurisdictions.
The classification of the net deferred income tax asset is shown below (in millions):

December 31,	2023	2022
Long-term deferred income tax assets	$798.2	$709.2
Long-term deferred income tax liabilities	(103.9)	(88.7)
Net deferred income tax asset	$694.3	$620.5
As of December 31, 2023, deferred income taxes have not been provided on the undistributed earnings of the Company's foreign subsidiaries since these earnings will not be taxable upon repatriation to the United States. These earnings will be primarily treated as previously taxed income from either the one-time transition tax or GILTI, or they will be offset with a 100% dividend received deduction. However, the Company continues to provide a deferred tax liability for foreign withholding tax that will be incurred with respect to the undistributed foreign earnings that are not permanently reinvested.
As of December 31, 2023, the Company had tax loss carryforwards of $1.7 billion. Of the total tax loss carryforwards, $1.4 billion have no expiration date, and $252.8 million expire between 2024 and 2040. In addition, the Company had tax credit carryforwards of $240.4 million, comprised principally of U.S. foreign tax credits of $69.4 million that expire between 2027 and 2031, U.S. research and development credits of $128.1 million that expire between 2025 and 2043 and other tax credits primarily in international jurisdictions of $42.9 million that generally expire between 2024 and 2043.
As of December 31, 2023, 2022 and 2021, the Company's gross unrecognized tax benefits were $33.1 million, $32.7 million and $34.9 million (excluding interest and penalties), respectively, which are recorded in other long-term liabilities in the

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

accompanying consolidated balance sheets. All of the Company’s gross unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate.
A summary of the changes in gross unrecognized tax benefits is shown below (in millions):

For the year ended December 31,	2023	2022	2021
Balance at beginning of period	$32.7	$34.9	$36.4
Additions based on tax positions related to current year	5.1	4.8	7.7
Reductions based on tax positions related to prior years	—	—	(4.0)
Settlements	—	(1.9)	(0.3)
Statute expirations	(5.1)	(6.3)	(5.2)
Foreign currency translation	0.4	1.2	0.3
Balance at end of period	$33.1	$32.7	$34.9
The Company recognizes interest and penalties with respect to unrecognized tax benefits as income tax expense. As of December 31, 2023, 2022 and 2021, the Company had recorded gross reserves of $11.6 million, $12.3 million and $12.7 million, respectively, related to interest and penalties, all of which, if recognized, would affect the Company's effective tax rate.
The Company operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subject to review by both domestic and foreign tax authorities. During the next twelve months, it is reasonably possible that, as a result of audit settlements, the conclusion of current examinations and the expiration of the statute of limitations in multiple jurisdictions, the Company may decrease the amount of its gross unrecognized tax benefits by $5.0 million, all of which, if recognized, would affect the Company's effective tax rate. The gross unrecognized tax benefits subject to potential decrease involve issues related to transfer pricing and various other tax items in multiple jurisdictions. However, as a result of ongoing examinations, tax proceedings in certain countries, additions to the gross unrecognized tax benefits for positions taken and interest and penalties, if any, arising in 2024, it is not possible to estimate the potential net increase or decrease to the Company's gross unrecognized tax benefits during the next twelve months.
The Company considers its significant tax jurisdictions to include China, Germany, Italy, Mexico, Morocco, Spain, the United Kingdom and the United States. The Company or its subsidiaries generally remain subject to income tax examination in certain U.S. state and local jurisdictions for years after 2018. Further, the Company or its subsidiaries remain subject to income tax examination in Spain for years after 2007, in Mexico for years after 2016, in Italy and Morocco for years after 2017, in Germany for years after 2018, in China and the United Kingdom for years after 2019 and in the United States generally for years after 2021.
On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law. The IRA contains a number of revisions to the Internal Revenue Code, including a 15% corporate minimum tax and a 1% excise tax on share repurchases, which are effective for tax years beginning after December 31, 2022. The tax-related provisions of the IRA did not have a material impact on the Company's consolidated financial statements. For the year ended December 31, 2023, the Company incurred $2.9 million of excise taxes on its share repurchases, which is included in repurchases of shares of common stock in the accompanying consolidated statement of equity.
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
The Company's domestic salaried pension plans provide benefits based on final average earnings formulas. The Company's domestic hourly pension plans provide benefits under flat benefit and cash balance formulas. The Company also has contractual arrangements with certain employees which provide for supplemental retirement benefits. In general, the Company's policy is to fund its pension benefit obligation based on legal requirements, tax and liquidity considerations and local practices.
The Company has postretirement benefit plans covering certain domestic and Canadian retirees. The Company's postretirement benefit plans generally provide for the continuation of medical benefits for eligible retirees. The Company does not fund its postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Obligation
A reconciliation of the change in benefit obligation for the years ended December 31, 2023 and 2022, is shown below (in millions):

	Pension				Other Postretirement
	December 31, 2023		December 31, 2022		December 31, 2023		December 31, 2022
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Change in benefit obligation:
Benefit obligation at beginning of period	$387.9	$339.5	$536.5	$479.9	$29.1	$17.6	$56.0	$24.5
Service cost	—	3.4	—	4.2	—	—	—	—
Interest cost	20.7	16.7	15.5	11.2	1.5	0.9	1.5	0.7
Actuarial (gains) losses	18.5	26.5	(142.3)	(98.3)	0.7	(1.8)	(25.8)	(4.8)
Benefits paid	(21.8)	(21.8)	(21.8)	(22.9)	(2.2)	(1.4)	(2.6)	(1.2)
Translation adjustment	—	9.5	—	(34.6)	—	0.4	—	(1.6)
Benefit obligation at end of period	$405.3	$373.8	$387.9	$339.5	$29.1	$15.7	$29.1	$17.6
Actuarial gains
As of December 31, 2023, the increase in pension and U.S. other postretirement benefit obligations attributable to actuarial losses primarily relates to a decrease in the discount rate used to determine the benefit obligations. As of December 31, 2023, the decrease in the foreign other postretirement obligation attributable to actuarial gains relates primarily to demographic and claims cost updates. As of December 31, 2022, the decrease in the pension and other postretirement benefit obligations attributable to actuarial gains primarily relates to an increase in the discount rate used to determine the benefit obligations (see assumptions below).
Plan Assets and Funded Status
A reconciliation of the change in plan assets for the years ended December 31, 2023 and 2022, and the funded status as of December 31, 2023 and 2022, is shown below (in millions):

	Pension				Other Postretirement
	December 31, 2023		December 31, 2022		December 31, 2023		December 31, 2022
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Change in plan assets:
Fair value of plan assets at beginning of period	$348.5	$307.0	$444.2	$392.5	$—	$—	$—	$—
Actual return on plan assets	38.5	31.4	(77.1)	(41.0)	—	—	—	—
Employer contributions	3.0	5.3	3.2	6.1	2.2	1.4	2.6	1.2
Benefits paid	(21.8)	(21.8)	(21.8)	(22.9)	(2.2)	(1.4)	(2.6)	(1.2)
Translation adjustment	—	9.1	—	(27.7)	—	—	—	—
Fair value of plan assets at end of period	368.2	331.0	348.5	307.0	—	—	—	—

Funded status	$(37.1)	$(42.8)	$(39.4)	$(32.5)	$(29.1)	$(15.7)	$(29.1)	$(17.6)

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of amounts recognized in the consolidated balance sheets as of December 31, 2023 and 2022, is shown below (in millions):

	Pension				Other Postretirement
	December 31, 2023		December 31, 2022		December 31, 2023		December 31, 2022
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Amounts recognized in the consolidated balance sheet:
Other long-term assets	$0.5	$67.1	$—	$62.3	$—	$—	$—	$—
Accrued liabilities	(2.1)	(3.5)	(2.9)	(3.4)	(2.6)	(1.3)	(2.6)	(1.4)
Other long-term liabilities	(35.5)	(106.4)	(36.5)	(91.4)	(26.5)	(14.4)	(26.5)	(16.2)

Funded status	$(37.1)	$(42.8)	$(39.4)	$(32.5)	$(29.1)	$(15.7)	$(29.1)	$(17.6)
Accumulated Benefit Obligation
As of December 31, 2023 and 2022, the accumulated benefit obligation for all of the Company's pension plans was $769.3 million and $720.5 million, respectively.
As of December 31, 2023 and 2022, the majority of the Company's pension plans had accumulated benefit obligations in excess of plan assets. Information related to pension plans with accumulated benefit obligations in excess of plan assets is shown below (in millions):

December 31,	2023	2022
Projected benefit obligation	$515.2	$482.7
Accumulated benefit obligation	505.5	476.0
Fair value of plan assets	368.2	348.6
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss ("AOCL")
Pretax amounts recognized in other comprehensive income (loss) ("OCIL") for the years ended December 31, 2023 and 2022, is shown below (in millions):

	Pension				Other Postretirement
	December 31, 2023		December 31, 2022		December 31, 2023		December 31, 2022
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Unrecognized amounts in AOCL at beginning of period	$(58.9)	$(61.2)	$(102.6)	$(114.6)	$39.2	$4.2	$14.7	$(0.5)
Actuarial gains (losses) recognized:
Reclassification adjustments	1.0	1.9	2.0	4.1	(3.3)	(0.2)	(1.2)	—
Actuarial gains (losses) arising during the period	(0.3)	(11.0)	41.3	42.2	(0.7)	1.8	25.8	4.8
Effect of settlements	(0.1)	(0.4)	0.4	(0.2)	—	—	—	—
Prior service credit recognized:
Reclassification adjustments	—	—	—	—	(0.1)	—	(0.1)	—
Translation adjustment	—	(1.4)	—	7.3	—	0.1	—	(0.1)
Amounts recognized in OCIL during the period	0.6	(10.9)	43.7	53.4	(4.1)	1.7	24.5	4.7
Unrecognized amounts in AOCL at end of period	$(58.3)	$(72.1)	$(58.9)	$(61.2)	$35.1	$5.9	$39.2	$4.2

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Pretax amounts recorded in accumulated other comprehensive loss not yet recognized in net periodic benefit cost (credit) as of December 31, 2023 and 2022, are shown below (in millions):

	Pension				Other Postretirement
	December 31, 2023		December 31, 2022		December 31, 2023		December 31, 2022
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Net unrecognized actuarial gains (losses)	$(58.3)	$(71.6)	$(58.9)	$(60.7)	$34.2	$5.8	$38.2	$4.1
Prior service credit (cost)	—	(0.5)	—	(0.5)	0.9	0.1	1.0	0.1
Unrecognized amounts in AOCL at end of period	$(58.3)	$(72.1)	$(58.9)	$(61.2)	$35.1	$5.9	$39.2	$4.2
In addition, the Company recognized tax benefit (expense) in other comprehensive income (loss) related to its defined benefit plans of $2.2 million, ($24.9) million and ($22.7) million for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company uses the corridor approach when amortizing actuarial gains and losses. Under the corridor approach, net unrecognized actuarial gains and losses in excess of 10% of the greater of i) the projected benefit obligation or ii) the fair value of plan assets are amortized over future periods. For plans with little to no active participants, the amortization period is the remaining average life expectancy of the participants. For plans with active participants, the amortization period is the remaining average service period of the active participants. The amortization periods range from 3 to 31 years for the Company's defined benefit pension plans and from 6 to 15 years for the Company's other postretirement benefit plans.
Net Periodic Pension and Other Postretirement Benefit Cost (Credit)
The components of the Company's net periodic pension benefit cost (credit) are shown below (in millions):

	Year Ended December 31,
	2023		2022		2021
Pension	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$3.4	$—	$4.2	$—	$5.3
Interest cost	20.7	16.7	15.5	11.2	14.5	10.5
Expected return on plan assets	(20.3)	(16.2)	(23.9)	(17.2)	(23.5)	(19.6)
Amortization of actuarial loss	1.0	1.9	2.0	4.1	3.9	6.1
Settlement (gains) losses	(0.1)	(0.4)	0.4	(0.2)	0.4	—
Net periodic benefit cost (credit)	$1.3	$5.4	$(6.0)	$2.1	$(4.7)	$2.3
The components of the Company's net periodic other postretirement benefit cost (credit) are shown below (in millions):

	Year Ended December 31,
	2023		2022		2021
Other Postretirement	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Interest cost	$1.5	$0.9	$1.5	$0.7	$1.4	$0.7
Amortization of actuarial gains	(3.3)	(0.2)	(1.2)	—	(1.1)	—
Amortization of prior service credit	(0.1)	—	(0.1)	—	(0.1)	—
Net periodic benefit cost (credit)	$(1.9)	$0.7	$0.2	$0.7	$0.2	$0.7

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Assumptions
The weighted average actuarial assumptions used in determining the benefit obligations are shown below:

	Pension		Other Postretirement
December 31,	2023	2022	2023	2022
Discount rate:
Domestic plans	5.2%	5.5%	5.1%	5.5%
Foreign plans	4.4%	5.0%	4.6%	5.3%
Rate of compensation increase:
Foreign plans	2.6%	2.5%	N/A	N/A
The weighted average actuarial assumptions used in determining the net periodic benefit cost (credit) are shown below:

For the year ended December 31,	2023	2022	2021
Pension
Discount rate:
Domestic plans	5.5%	3.0%	2.6%
Foreign plans	5.0%	2.5%	2.0%
Expected return on plan assets:
Domestic plans	6.0%	5.5%	5.8%
Foreign plans	5.4%	4.6%	5.2%
Rate of compensation increase:
Foreign plans	2.5%	3.5%	3.3%
Other postretirement
Discount rate:
Domestic plans	5.5%	2.8%	2.4%
Foreign plans	5.3%	3.1%	2.5%
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
As of December 31, 2023 and 2022, the weighted-average interest crediting rate used by one of the Company's U.S. pension plans was a minimum of 4.7%.
Healthcare Trend Rate
The assumed healthcare cost trend rates used to measure the postretirement benefit obligation as of December 31, 2023, are shown below:

	U.S. Plans	Foreign Plans
Initial healthcare cost trend rate	6.3%	4.9%
Ultimate healthcare cost trend rate	4.5%	4.0%
Year ultimate healthcare cost trend rate achieved	2030	2040

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Plan Assets
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company's pension plan assets measured at fair value on a recurring basis as of December 31, 2023 and 2022, are shown below (in millions):

	December 31, 2023
	Total	Level 1	Level 2	Level 3	Valuation Technique
U.S. Plans:
Equity securities -
Equity funds	$58.7	$46.6	$12.1	$—	Market
Common stock	50.3	44.9	5.4	—	Market
Fixed income -
Fixed income funds	74.7	74.7	—	—	Market
Corporate bonds	95.4	—	95.4	—	Market
Government obligations	18.6	—	18.6	—	Market
Cash and short-term investments	8.3	6.8	1.5	—	Market
Assets at fair value	306.0	$173.0	$133.0	$—
Investments measured at net asset value -
Alternative investments	62.2
Assets at fair value	$368.2
Foreign Plans:
Equity securities -
Equity funds	$30.4	$—	$30.4	$—	Market
Common stock	18.4	18.4	—	—	Market
Fixed income -
Fixed income funds	49.5	—	49.5	—	Market
Corporate bonds	23.9	—	23.9	—	Market
Government obligations	175.7	—	175.7	—	Market
Cash and short-term investments	13.5	9.3	4.2	—	Market
Assets at fair value	311.4	$27.7	$283.7	$—
Investments measured at net asset value -
Alternative investments	19.6
Assets at fair value	$331.0

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	December 31, 2022
	Total	Level 1	Level 2	Level 3	Valuation Technique
U.S. Plans:
Equity securities -
Equity funds	$65.2	$52.1	$13.1	$—	Market
Common stock	54.9	39.8	15.1	—	Market
Fixed income -
Fixed income funds	79.1	79.1	—	—	Market
Corporate bonds	63.4	—	63.4	—	Market
Government obligations	9.7	—	9.7	—	Market
Preferred stock	0.2	0.2	—	—	Market
Cash and short-term investments	13.4	2.8	10.6	—	Market
Assets at fair value	285.9	$174.0	$111.9	$—
Investments measured at net asset value -
Alternative investments	62.6
Assets at fair value	$348.5
Foreign Plans:
Equity securities -
Equity funds	$55.2	$—	$55.2	$—	Market
Common stock	32.9	32.9	—	—	Market
Fixed income -
Fixed income funds	43.4	—	43.4	—	Market
Corporate bonds	15.9	—	15.9	—	Market
Government obligations	113.2	—	113.2	—	Market
Cash and short-term investments	13.3	3.2	10.1	—	Market
Assets at fair value	273.9	$36.1	$237.8	$—
Investments measured at net asset value -
Alternative investments	33.1
Assets at fair value	$307.0
For further information on the GAAP fair value hierarchy, see Note 16, "Financial Instruments." Pension plan assets for the foreign plans relate to the Company's pension plans primarily in Canada and the United Kingdom.
The Company's investment policies incorporate an asset allocation strategy that emphasizes the long-term growth of capital. The Company believes that this strategy is consistent with the long-term nature of plan liabilities and ultimate cash needs of the plans. For the domestic portfolio, the Company targets a return seeking asset (e.g., equity securities, equity mutual funds, exchange traded funds ("ETFs") and alternative investments) allocation of 40% — 60% and a risk mitigating asset (e.g., fixed income securities, fixed income mutual funds and ETFs) allocation of 40% — 60%. As the funding ratio for the defined benefit pension plans covering certain domestic employees changes, the proportion of return seeking assets will be adjusted accordingly. For the foreign portfolio, the Company targets an equity allocation of 0% — 35% of plan assets, a fixed income allocation of 65% — 100%, an alternative investment allocation of 0% — 10% and a cash allocation of 0% — 10%. Differences in the target allocations of the domestic and foreign portfolios are reflective of differences in the underlying plan liabilities. Diversification within the investment portfolios is pursued by asset class and investment management style. The investment portfolios are reviewed on a quarterly basis to maintain the desired asset allocations, given the market performance of the asset classes and investment management styles. Alternative investments are redeemable in the near term, generally with 90 days' notice.
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
Contributions
In 2024, the Company's minimum required contributions to its domestic and foreign pension plans are expected to be approximately $2 million. The Company may elect to make contributions in excess of minimum funding requirements in response to investment performance or changes in interest rates or when the Company believes that it is financially advantageous to do so and based on its other cash requirements. After 2024, the Company's minimum funding requirements will depend on several factors, including investment performance and interest rates. The Company's minimum funding requirements may also be affected by changes in applicable legal requirements.
Benefit Payments
As of December 31, 2023, the Company's estimate of expected benefit payments in each of the five succeeding years and in the aggregate for the five years thereafter are shown below (in millions):

	Pension		Other Postretirement
Year	U.S.	Foreign	U.S.	Foreign
2024	$22.8	$23.6	$2.7	$1.3
2025	23.7	22.9	2.6	1.3
2026	25.0	23.1	2.6	1.2
2027	25.0	24.2	2.5	1.2
2028	25.8	25.5	2.5	1.2
Five years thereafter	137.7	126.0	10.9	5.3
Multi-Employer Pension Plans
The Company currently participates in two multi-employer pension plans, the U.A.W. Labor-Management Group Pension Plan (EIN 51-6099782-001) and UNITE Here National Retirement Fund (EIN 13-6130178-001), for certain of its employees. Contributions to these plans are based on four collective bargaining agreements, which expire between July 21, 2024 and June 30, 2027.
Detailed information related to these plans is shown below (amounts in millions):

	Pension Protection Act Zone Status				Contributions to Multiemployer Pension Plans
Employer Identification Number ("EIN")	December 31, 2022 Certification	December 31, 2021 Certification	FIP/RP (1) Pending or Implemented	Surcharge	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
51-6099782-001	Green	Green	Yes	No	$0.8	$0.8	$0.7
13-6130178-001	Red	Red	Yes	No	0.4	0.4	0.4
(1) Funding improvement plan or rehabilitation plan as defined by Employment Retirement Security Act of 1974.
For its plan years 2023 and 2022, the Company's contributions to the U.A.W. Labor-Management Group Pension Plan represented more than 5% of the plan's total contributions.
Defined Contribution Plan
The Company also sponsors defined contribution plans and participates in government-sponsored programs in certain foreign countries. Contributions are determined as a percentage of each covered employee's salary. For the years ended December 31, 2023, 2022 and 2021, the aggregate cost of the defined contribution plans was $19.7 million, $18.2 million and $16.4 million, respectively.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Company also has a defined contribution retirement program for its salaried employees. Contributions to this program are determined as a percentage of each covered employee's eligible compensation. For the years ended December 31, 2023, 2022 and 2021, the Company recorded expense of $27.6 million, $23.5 million and $20.4 million, respectively, related to this program.
(11) Revenue Recognition
A summary of the Company's revenue by reportable operating segment and geography is shown below (in millions):

For the year ended December 31,	2023
	Seating	E-Systems	Total
North America	$7,797.9	$1,705.5	$9,503.4
Europe and Africa	6,167.9	2,444.7	8,612.6
Asia	2,947.5	1,497.5	4,445.0
South America	635.5	270.4	905.9
	$17,548.8	$5,918.1	$23,466.9

For the year ended December 31,	2022
	Seating	E-Systems	Total
North America	$7,416.3	$1,494.4	$8,910.7
Europe and Africa	4,944.0	2,002.0	6,946.0
Asia	2,731.9	1,451.3	4,183.2
South America	619.0	232.6	851.6
	$15,711.2	$5,180.3	$20,891.5

For the year ended December 31,	2021
	Seating	E-Systems	Total
North America	$6,277.2	$1,271.0	$7,548.2
Europe and Africa	4,805.5	1,939.8	6,745.3
Asia	2,759.9	1,468.0	4,227.9
South America	568.8	172.9	741.7
	$14,411.4	$4,851.7	$19,263.1
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
The Company has a common stock share repurchase program (the "Repurchase Program") which permits the discretionary repurchase of its common stock. Since its inception in the first quarter of 2011, the Board has authorized $6.1 billion in share repurchases under the Repurchase Program. As of December 31, 2023, the Company has repurchased, in aggregate, $5.2 billion of its outstanding common stock, at an average price of $93.43 per share, excluding commissions and related fees. As of December 31, 2023, the Company has a remaining repurchase authorization of $0.9 billion under its Repurchase Program, which expires on December 31, 2024.
Share repurchases are shown below (in millions, except for shares and per share amounts):

For the year ended December 31,	Aggregate Repurchases	Cash paid for Repurchases	Number of Shares	Average Price per Share (1)
2023	$313.1	$296.5	2,281,723	$137.21
2022	$100.3	$100.3	763,309	$131.37
2021	$100.3	$100.3	589,717	$170.03
(1) Excludes commissions.
In addition to shares repurchased under the Repurchase Program described above, the Company classifies shares withheld from the settlement of the Company's restricted stock unit and performance share awards to cover tax withholding requirements as common stock held in treasury in the consolidated balance sheet.
Quarterly Dividend
In 2023 and 2022, the Board declared a quarterly cash dividend of $0.77 per share of common stock in all quarters.
In 2021, the Board declared a quarterly cash dividend of $0.25 per share of common stock in the first and second quarters, a quarterly cash dividend of $0.50 per share of common stock in the third quarter and a quarterly cash dividend of $0.77 per share of common stock in the fourth quarter.
Dividends declared and paid are shown below (in millions):

For the year ended December 31,	2023	2022	2021
Dividends declared	$184.5	$186.2	$107.9
Dividends paid	$181.9	$185.5	$106.7
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Accumulated Other Comprehensive Loss
A summary of changes in accumulated other comprehensive loss, net of tax, is shown below (in millions):

For the year ended December 31,	2023	2022	2021
Defined benefit plans:
Balance at beginning of year	$(95.7)	$(199.4)	$(276.9)
Reclassification adjustments (net of tax benefit (expense) of $0.2 million in 2023, ($1.0) million in 2022 and ($2.1) million in 2021)	(1.0)	4.0	7.1
Other comprehensive income (loss) recognized during the period (net of tax benefit (expense) of $2.0 million in 2023, ($23.9) million in 2022 and ($20.6) million in 2021)	(10.6)	99.7	70.4
Balance at end of year	$(107.3)	$(95.7)	$(199.4)
Derivative instruments and hedge activities:
Balance at beginning of year	$33.4	$(18.6)	$12.6
Reclassification adjustments (net of tax benefit of $35.1 million in 2023, $8.5 million in 2022 and $8.7 million in 2021)	(141.3)	(35.3)	(36.0)
Other comprehensive income recognized during the period (net of tax expense of $51.0 million in 2023, $19.1 million in 2022 and $1.2 million in 2021)	215.8	87.3	4.8
Balance at end of year	$107.9	$33.4	$(18.6)
Currency translation adjustments:
Balance at beginning of year	$(742.8)	$(552.2)	$(440.8)
Other comprehensive income (loss) recognized during the period (net of tax benefit (expense) of $1.2 million in 2023, ($4.7) million in 2022 and ($4.1) million in 2021)	53.4	(190.6)	(111.4)
Balance at end of year	$(689.4)	$(742.8)	$(552.2)
For the years ended December 31, 2023, 2022 and 2021, other comprehensive income (loss) related to currency translation adjustments includes pretax losses related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future of $0.1 million, $2.6 million and $0.4 million, respectively.
For the years ended December 31, 2023, 2022 and 2021, other comprehensive income (loss) related to currency translation adjustments also includes net investment hedge gains (losses) of ($5.9) million, $25.3 million and $17.9 million, respectively.
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
(13) Stock-Based Compensation
As of November 9, 2009, the Company adopted the Lear Corporation 2009 Long-Term Stock Incentive Plan (as amended, the "2009 LTSIP"). The 2009 LTSIP reserved 11,815,748 shares of common stock for issuance under stock option, restricted stock, restricted stock unit, restricted unit, performance share, performance unit and stock appreciation right awards. As of May 16, 2019, the Company adopted the Lear Corporation 2019 Long-Term Stock Incentive Plan (the "2019 LTSIP," and together with the 2009 LTSIP, the "Plans"), after which no awards will be issued under the 2009 LTSIP. The 2019 LTSIP reserves 4,226,858 shares of common stock plus shares of common stock awarded under the 2009 LTSIP that are cancelled subsequent to May 16, 2019, for issuance under stock option, restricted stock, restricted stock unit, restricted unit, performance share, performance unit and stock appreciation right awards.
Under the Plans, the Company has granted restricted stock units, performance shares and stock options to certain of its employees, all of which generally vest in one to three years following the grant date. For the years ended December 31, 2023, 2022 and 2021, the Company recognized compensation expense related to these awards of $65.8 million, $50.3 million and

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

$58.7 million, respectively. Unrecognized compensation expense related to these awards of $67.8 million will be recognized over the next 1.6 years on a weighted average basis. In accordance with the provisions of the awards, the Company withholds shares from the settlement of such awards to cover minimum statutory tax withholding requirements. The withheld shares are classified as common stock held in treasury in the accompanying consolidated balance sheets as of December 31, 2023 and 2022.
A summary of restricted stock units, performance shares and stock options for the year ended December 31, 2023, is shown below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value	Stock Options	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	494,461	$145.64	726,485	$201.83	202,702	$32.65
Granted	240,389	$130.38	430,899	$138.54	—
Distributed (vested)	(159,830)		(132,302)		—
Cancelled	(5,696)		(110,171)		—
Outstanding as of December 31, 2023 (1)	569,324	$138.21	914,911	$161.36	202,702	$32.65

Vested or expected to vest as of December 31, 2023	569,324		611,161		—
(1) Outstanding performance shares are reflected at the maximum possible payout that may be earned during the relevant performance periods.
The grant date fair value of restricted stock units is based on the share price on the grant date. The weighted average grant date fair value of restricted stock units granted in 2022 and 2021 was $164.57 and $165.28, respectively. The grant date fair value of performance shares is based on the share price on the grant date or a Monte Carlo simulation, as applicable. The weighted average grant date fair value of performance shares granted in 2022 and 2021 was $196.83 and $188.11, respectively. The grant date fair value of stock options is based on a Black-Scholes model. The grant date fair value of options granted in 2021 was $35.33. There were no stock options granted in 2022.
(14) Legal and Other Contingencies
Legal and Other Contingencies
As of December 31, 2023 and 2022, the Company had recorded reserves for pending legal disputes, including commercial disputes, product liability claims and other legal matters, of $13.5 million and $15.9 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Reserves for warranty and recall matters are recorded separately from legal reserves, as described below.
Commercial Disputes
The Company is involved from time to time in legal proceedings and claims, including, without limitation, commercial or contractual disputes with its customers, suppliers and competitors. These disputes vary in nature and are usually resolved by negotiations between the parties.
Product Liability, Warranty and Recall Matters
In the event that use of the Company's products results in, or is alleged to result in, bodily injury and/or property damage or other losses, the Company may be subject to product liability lawsuits and other claims. Such lawsuits generally seek compensatory damages, punitive damages and attorneys' fees and costs. In addition, if any of the Company's products are, or are alleged to be, defective, the Company may be required or requested by its customers to support warranty costs or to participate in a recall or other corrective action involving such products. Certain of the Company's customers have asserted claims against the Company for costs related to recalls or other corrective actions involving its products. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend such claims.
The Company is a party to agreements with certain of its customers, whereby these customers may pursue claims against the Company for contribution of all or a portion of the amounts sought in connection with warranty and recall matters.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

In certain instances, allegedly defective products may be supplied by the Company's suppliers. The Company may seek recovery from its suppliers of materials or services included within the Company's products that are associated with product liability claims and/or warranty and recall matters. The Company carries insurance for certain legal matters, including product liability claims, but such coverage may be limited. The Company does not maintain insurance for warranty and recall matters.
The Company records reserves for warranty and recall matters when liability is probable and related amounts are reasonably estimable.
A summary of the changes in reserves for warranty and recall matters for each of the periods in the two years ended December 31, 2023, is shown below (in millions):

Balance as of December 31, 2021	$46.0
Expense, net (including changes in estimates)	6.6
Settlements	(19.6)
Foreign currency translation and other	(2.6)
Balance as of December 31, 2022	30.4
Expense, net (including changes in estimates)	9.5
Settlements	(13.2)
Foreign currency translation and other	5.7
Balance as of December 31, 2023	$32.4
Environmental Matters
The Company is subject to local, state, federal and foreign laws, regulations and ordinances which govern activities or operations that may have or have had adverse environmental effects. These regulations impose liability for clean-up costs resulting from past spills, disposals or other releases of hazardous wastes and environmental compliance. The Company's policy is to comply with all applicable environmental laws and to maintain an environmental management program based on ISO 14001 to ensure compliance with this standard. However, the Company currently is, has been and in the future may become the subject of formal or informal enforcement actions or procedures.
As of December 31, 2023 and 2022, the Company had recorded environmental reserves of $4.9 million and $7.9 million, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
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
Insurance Recoveries
The Company incurred losses and incremental costs related to the destruction of assets caused by a typhoon in the Philippines in December 2021. In 2022 and 2023, the Company reached an installment settlement and a final settlement, respectively, for the recovery of such costs under applicable insurance policies. Anticipated proceeds from insurance recoveries related to losses and incremental costs that have been incurred ("loss recoveries") are recognized when receipt is probable. Anticipated proceeds from insurance recoveries in excess of the net book value of destroyed property, plant and equipment ("insurance gain contingencies") are recognized when all contingencies related to the claim have been resolved. Loss recoveries related to the destruction of inventory and incremental costs are included in costs of sales and loss recoveries and insurance gain contingencies related to the destruction of property, plant and equipment are included in other expense, net. Cash proceeds related to the destruction of inventory and incremental costs are included in cash flows from operating activities and cash proceeds related to the destruction of property, plant and equipment are included in cash flows from investing activities.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

As of December 31, 2023, the Company had incurred cumulative losses and incremental costs related to the typhoon of $27.1 million, of which $0.6 million was incurred in 2023. As of December 31, 2023, the Company received cumulative cash proceeds of $22.6 million, of which $9.3 million was received in 2023.
The classification of insurance recoveries included in the accompanying consolidated financial statements is shown below (in millions):

For the year ended December 31,	2023	2022
Consolidated statements of income
Cost of sales	$3.9	$13.3
Other expense, net	4.0	1.4
Consolidated statements of cash flows
Cash flows from operating activities	8.2	12.8
Cash flows from investing activities	1.1	0.5
Employees
Approximately 47% of the Company's employees are members of industrial trade unions and are employed under the terms of various labor agreements. Labor agreements covering approximately 86% of the Company's global unionized workforce of approximately 88,000 employees (including labor agreements in the United States and Canada covering approximately 2% of the Company's global unionized workforce) are scheduled to expire in 2024. Management does not anticipate any significant difficulties with respect to the renewal of these agreements.
(15) Segment Reporting
A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Year Ended December 31, 2023
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$17,548.8	$5,918.1	$—	$23,466.9
Segment earnings (1)	1,066.9	228.9	(362.6)	933.2
Depreciation and amortization	394.4	189.3	20.7	604.4
Capital expenditures	344.6	261.3	20.6	626.5
Total assets	8,371.2	4,046.5	2,277.8	14,695.5

	Year Ended December 31, 2022
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$15,711.2	$5,180.3	$—	$20,891.5
Segment earnings (1)	893.0	74.4	(313.1)	654.3
Depreciation and amortization	369.5	188.2	18.8	576.5
Capital expenditures	369.4	241.3	27.5	638.2
Total assets	7,897.4	3,684.7	2,180.9	13,763.0

	Year Ended December 31, 2021
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$14,411.4	$4,851.7	$—	$19,263.1
Segment earnings (1)	851.3	121.2	(297.1)	675.4
Depreciation and amortization	362.6	195.7	15.6	573.9
Capital expenditures	340.7	217.2	27.2	585.1
(1) For a definition of segment earnings, see Note 3 , "Summary of Significant Accounting Policies — Segment Reporting."

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

For the year ended December 31,	2023	2022	2021
Segment earnings	$1,295.8	$967.4	$972.5
Corporate and regional headquarters and elimination of intercompany activity ("Other")	(362.6)	(313.1)	(297.1)
Consolidated income before interest, other expense, provision for income taxes and equity in net income of affiliates	933.2	654.3	675.4
Interest expense, net	101.1	98.6	91.8
Other expense, net	54.9	46.4	0.1
Consolidated income before provision for income taxes and equity in net income of affiliates	$777.2	$509.3	$583.5
Revenues from external customers and tangible long-lived assets for each of the geographic areas in which the Company operates is shown below (in millions):

For the year ended December 31,	2023	2022	2021
Revenues from external customers
United States	$4,863.8	$4,751.6	$4,410.7
Mexico	3,434.4	3,182.7	2,465.8
China	3,044.9	2,976.1	3,018.1
Germany	1,402.2	1,211.0	1,309.9
Other countries	10,721.6	8,770.1	8,058.6
Total	$23,466.9	$20,891.5	$19,263.1

December 31,	2023	2022
Tangible long-lived assets (1)
United States	$730.6	$688.3
Mexico	740.5	735.5
China	457.0	463.8
Germany	200.3	186.8
Other countries	1,582.5	1,481.4
Total	$3,710.9	$3,555.8
(1) Tangible long-lived assets include property, plant and equipment and right-of-use assets.
A summary of revenues from major customers is shown below:

For the year ended December 31,	2023	2022	2021
General Motors	19.8%	20.2%	18.2%
Ford	11.4%	13.5%	13.5%
Volkswagen	11.0%	10.8%	11.8%
Mercedes-Benz	10.4%	11.3%	11.2%
Stellantis	10.2%	10.3%	10.9%

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(16) Financial Instruments
Debt Instruments
The carrying values of the Notes vary from their fair values. The fair values of the Notes were determined by reference to the quoted market prices of these securities (Level 2 input based on the GAAP fair value hierarchy). The carrying value of the Term Loan approximates its fair value (Level 3 input based on the GAAP fair value hierarchy).The estimated fair value, as well as the carrying value, of the Company's debt instruments are shown below (in millions):

December 31,	2023	2022
Estimated aggregate fair value (1)	$2,464.5	$2,142.3
Aggregate carrying value (1) (2)	2,750.0	2,600.0
(1) Excludes "other" debt.
(2) Excludes the impact of unamortized debt issuance costs and unamortized original issue premium (discount).
Cash, Cash Equivalents and Restricted Cash
The Company has cash on deposit that is legally restricted as to use or withdrawal. A reconciliation of cash and cash equivalents reported on the accompanying consolidated balance sheets to cash, cash equivalents and restricted cash reported on the accompanying consolidated statements of cash flows is shown below (in millions):

December 31,	2023	2022	2021
Balance sheet — cash and cash equivalents	$1,196.3	$1,114.9	$1,318.3
Restricted cash included in other current assets	0.6	0.3	1.4
Restricted cash included in other long-term assets	1.6	2.2	1.6
Statement of cash flows — cash, cash equivalents and restricted cash	$1,198.5	$1,117.4	$1,321.3
Marketable Equity Securities
Marketable equity securities, which the Company accounts for under the fair value option, are included in the accompanying consolidated balance sheets as shown below (in millions):

December 31,	2023	2022
Other current assets	$4.8	$3.6
Other long-term assets	68.5	53.6
	$73.3	$57.2
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
Equity Securities Without Readily Determinable Fair Values
As of December 31, 2023 and 2022, investments in equity securities without readily determinable fair values of $11.2 million and $18.2 million, respectively, are included in other long-term assets in the accompanying consolidated balance sheets. Such investments are valued at cost, less cumulative impairments and adjusted for changes resulting from observable, orderly transactions for identical or similar securities. For the years ended December 31, 2023 and 2021, the Company recognized impairment charges of $7.0 million and $1.0 million, respectively, related to certain investments. Investments in equity securities without readily determinable fair values have been reduced for cumulative impairments of $17.0 million and $10.0 million as of December 31, 2023 and 2022, respectively.
Derivative Instruments and Hedging Activities
Foreign Exchange
The Company uses forwards, swaps and other derivative contracts to reduce the effects of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

the hedged transaction in an effort to reduce exposure to fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, various European currencies, the Chinese renminbi, the Philippine peso, the Japanese yen and the Canadian dollar.
Foreign currency derivative contracts not designated as hedging instruments consist principally of hedges of cash transactions, intercompany loans and certain other balance sheet exposures.
Net Investment Hedges
The Company uses cross-currency interest rate swaps which are designated as net investment hedges of the foreign currency rate exposure of its investment in certain Euro-denominated subsidiaries. Contra interest expense on net investment hedges was $2.3 million, $4.6 million and $6.5 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is included in interest expense, net in the accompanying consolidated statements of income.
Balance Sheet Classification
The notional amount, estimated aggregate fair value and related balance sheet classification of the Company's foreign currency and net investment hedge contracts are shown below (in millions, except for maturities):

December 31,	2023	2022
Fair value of foreign currency contracts designated as cash flow hedges:
Other current assets	$137.2	$63.4
Other long-term assets	19.9	10.3
Other current liabilities	(1.8)	(6.7)
Other long-term liabilities	(0.5)	(0.2)
	154.8	66.8
Notional amount	$2,352.3	$1,546.9
Outstanding maturities in months, not to exceed	24	24
Fair value of derivatives designated as net investment hedges:
Other long-term assets	$—	$4.8
Other long-term liabilities	(1.1)	—
	(1.1)	4.8
Notional amount	$150.0	$150.0
Outstanding maturities in months, not to exceed	27	39
Fair value of foreign currency contracts not designated as hedge instruments:
Other current assets	$5.8	$9.5
Other current liabilities	(1.2)	(13.4)
	4.6	(3.9)
Notional amount	$569.9	$758.6
Outstanding maturities in months, not to exceed	1	7
Total fair value	$158.3	$67.7
Total notional amount	$3,072.2	$2,455.5

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Accumulated Other Comprehensive Loss — Derivative Instruments and Hedge Activities
Pretax amounts related to foreign currency contracts and net investment hedges that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

For the year ended December 31,	2023	2022	2021
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign currency contracts	$266.8	$106.4	$6.0
Net investment hedges	(5.9)	25.3	17.9
	260.9	131.7	23.9
(Gains) losses reclassified from accumulated other comprehensive loss to:
Net sales	(1.9)	(12.4)	(4.4)
Cost of sales	(177.3)	(33.8)	(42.7)
Interest expense, net	2.4	2.4	2.4
Other expense, net	0.4	—	—
	(176.4)	(43.8)	(44.7)
Comprehensive income (loss)	$84.5	$87.9	$(20.8)
As of December 31, 2023 and 2022, pretax net gains of $156.3 million and $71.8 million, respectively, related to the Company's derivative instruments and hedge activities were recorded in accumulated other comprehensive loss.
During the next twelve month period, net gains (losses) expected to be reclassified into earnings are shown below (in millions):

Foreign currency contracts	$135.3
Interest rate swap contracts	(2.4)
Total	$132.9
Such gains and losses will be reclassified at the time that the underlying hedged transactions are realized.
For the years ended December 31, 2023, 2022 and 2021, the Company recognized tax benefit (expense) of ($15.9) million, ($10.6) million and $7.5 million, respectively, in other comprehensive income (loss) related to its derivative instruments and hedge activities.
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
Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022, are shown below (in millions):

	December 31, 2023
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$159.4	Market / Income	$—	$159.4	$—
Net investment hedges	Recurring	(1.1)	Market / Income	—	(1.1)	—
Marketable equity securities	Recurring	73.3	Market	73.3	—	—

	December 31, 2022
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$62.9	Market / Income	$—	$62.9	$—
Net investment hedges	Recurring	4.8	Market / Income	—	4.8	—
Marketable equity securities	Recurring	57.2	Market	57.2	—	—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company's counterparties. If an estimate of the credit spread is required, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of December 31, 2023 and 2022, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy during 2023 and 2022.
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
Acquisitions
In 2023, as a result of the acquisition of IGB (Note 4, "Acquisitions"), Level 3 fair value estimates related to property, plant and equipment of $47.5 million, developed technology and customer-based intangible assets of $15.4 million and right-of-use assets of $14.3 million are recorded in the accompanying consolidated balance sheet as of December 31, 2023.
In 2022, as a result of the acquisition of Kongsberg ICS (Note 4, "Acquisitions"), Level 3 fair value estimates related to property, plant and equipment of $124.1 million, right-of-use assets of $34.1 million and developed technology intangible assets of $11.1 million are recorded in the accompanying consolidated balance sheets as of December 31, 2023 and 2022.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Impairments
In 2023, 2022 and 2021, the Company completed impairment assessments related to certain of its intangible assets resulting from changes in the intended uses of such assets and recorded impairment charges of $1.9 million, $8.9 million and $8.5 million, respectively. The fair value estimate of the related asset group was based on management's estimates, using a discounted cash flow method (Note 3, "Summary of Significant Accounting Policies — Impairment of Long-Lived Assets").
In 2023, 2022 and 2021, the Company completed impairment assessments related to certain right-of-use assets in conjunction with its restructuring actions (Note 4, "Restructuring") and recorded impairment charges of $10.9 million, $6.5 million and $7.2 million, respectively. The fair value estimates of the related assets were based on management's estimates, using a discounted cash flow method.
In 2022, the Company completed impairment assessments related to substantially all of its operating assets in Russia and recorded charges of $19.4 million related to impairments of inventory, property, plant and equipment and right-of-use assets. The fair value estimates of the related assets were based on management's estimates, using a discounted cash flow method.
In 2022, the Company completed quantitative goodwill impairment analyses for selected reporting units (Note 3, "Summary of Significant Accounting Policies — Impairment of Goodwill"). The Level 3 fair value estimates of the reporting units were based on management's estimates, using the discounted cash flow method.
As of December 31, 2023 and 2022, there were no additional significant assets or liabilities measured at fair value on a non-recurring basis.
(17) Accounting Pronouncements
Accounting Standards Updates ("ASU") Issued But Not Yet Adopted:
ASU 2023-07 (issued November 2023), "Segment Reporting - Improving Reportable Segment Disclosures." The ASU requires disclosure of significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker. It also requires public entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the standard on its financial disclosures.
ASU 2023-09 (issued December 2023), "Improvements to Income Tax Disclosures." The ASU requires disclosure of specific categories in the effective tax rate reconciliation, as well as additional information for reconciling items that meet a quantitative threshold. It also requires disclosure of income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes, and further disaggregated by jurisdiction based on a quantitative threshold, for annual periods. The update is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The standard is to be adopted prospectively; however, retrospective application is permitted. The Company is currently evaluating the impact of the standard on its financial disclosures.
The Company considers the applicability and impact of all ASUs issued by the Financial Accounting Standards Board. Other recently issued accounting pronouncements are not expected to have a material impact or are not relevant to the Company's consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2023
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$35.3	$7.8	$(10.0)	$2.5	$35.6
Allowance for deferred tax assets	417.9	17.5	(20.8)	14.4	429.0
Total	$453.2	$25.3	$(30.8)	$16.9	$464.6

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2022
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$35.5	$12.0	$(10.3)	$(1.9)	$35.3
Allowance for deferred tax assets	406.9	41.4	(5.3)	(25.1)	417.9
Total	$442.4	$53.4	$(15.6)	$(27.0)	$453.2

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2021
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$35.3	$8.2	$(8.3)	$0.3	$35.5
Allowance for deferred tax assets	397.7	44.7	(17.7)	(17.8)	406.9
Total	$433.0	$52.9	$(26.0)	$(17.5)	$442.4

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
(b)Management's Annual Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Senior Vice President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). In April 2023, the Company completed the acquisition of I.G. Bauerhin ("IGB") and is currently integrating IGB into its operations, compliance programs and internal control processes. IGB constituted less than 2% of the Company's total assets as of December 31, 2023, including goodwill and intangible assets recorded as part of the purchase price allocations, and less than 1% of the Company's net sales for the year ended December 31, 2023. Securities and Exchange Commission rules and regulations allow companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year following an acquisition while integrating the acquired company. The Company has excluded the acquired operations of IGB from its assessment of the Company's internal control over financial reporting as of December 31, 2023. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2023.
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
(d)Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B – OTHER INFORMATION
Rule 10b5-1 Trading Plan
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.
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
Equity Compensation Plan Information

As of December 31, 2023	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,686,937	(1)	$17.80	(2)	1,916,131
Equity compensation plans not approved by security holders	—		—		—
Total	1,686,937		$17.80		1,916,131
(1)     Includes 569,324 of outstanding restricted stock units, 914,911 of outstanding performance shares and 202,702 of outstanding stock options. Outstanding performance shares are reflected at the maximum possible payout that may be earned during the relevant performance periods.
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
Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm (PCAOB ID: 42)
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Equity for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements
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
(c)Additional Financial Statement Schedules
None.
ITEM 16 – FORM 10-K Summary
None.

Index to Exhibits
	Exhibit Number		Exhibit Name
	3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 9, 2009).
**	3.2		Second Amended and Restated Bylaws of the Company.
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

4.6
Indenture, dated November 8. 2021, between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 8, 2021).

4.7
First Supplemental Indenture, dated November 8, 2021, between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on November 8, 2021).

4.8
Second Supplemental Indenture, dated November 28, 2021, between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on November 8, 2021).

	4.9		Description of Lear Corporation's securities (incorporated by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019).
	10.1	*
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

	10.7	*
Lear Corporation Salaried Retirement Restoration Program (f/k/a Lear Corporation PSP Excess Plan), amended and restated effective December 29, 2017 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

	10.8	*
First Amendment to the Lear Corporation Salaried Retirement Restoration Program (amended and restated effective December 29, 2017) effective as of November 18, 2020 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021).

Index to Exhibits
Exhibit Number		Exhibit Name
10.9	*
Lear Corporation Outside Directors Compensation Plan, amended and restated effective May 16, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2019).

10.10	*	Lear Corporation 2019 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on July 26, 2019).
10.11	*
Form of RSU Grant Deferral Election under the Lear Corporation Outside Directors Compensation Plan, effective as of May 16, 2019 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2019).

10.12	*
Form of 2019 Restricted Stock Unit Terms and Conditions for Non-Employee Directors under the Lear Corporation 2019 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2019).

10.13	*
Form of 2020 Performance-Based Career Shares Award Agreement under the Lear Corporation 2019 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 19, 2020).

10.14	*
Second Amended and Restated Employment Agreement, dated February 14, 2018, between the Company and Raymond E. Scott (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2018).

10.15	*
Waiver Agreement, dated April 10, 2020, between Lear Corporation and Raymond E. Scott (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2020).

10.16	*
Employment Agreement, dated September 27, 2019, between Lear Corporation and Jason M. Cardew (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2019).

10.17	*
Waiver Agreement, dated April 10, 2020, between Lear Corporation and Jason M. Cardew (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2020).

10.18	*
Employment Agreement, dated August 8, 2019, between Lear Corporation and Carl A. Esposito (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 14, 2019).

10.19	*
Waiver Agreement, dated April 10, 2020, between Lear Corporation and Carl A. Esposito (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2020).

10.20	*
Second Amended and Restated Employment Agreement, dated March 1, 2018, between the Company and Frank C. Orsini (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2018).

10.21	*
Waiver Agreement, dated April 10, 2020, between Lear Corporation and Frank C. Orsini (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2020).

10.22	*
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

Index to Exhibits
	Exhibit Number		Exhibit Name
	10.26	*
First Amendment to the Lear Corporation Annual Incentive Plan (amended and restated as of January 1, 2014), effective February 9, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2017).

	10.27	*
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
Lear Corporation 2019 Long-Term Stock Incentive Plan (Amended and Restated as of May 18, 2023) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2023).

**	10.32	*	Form of Restricted Stock Unit Terms and Conditions under the Lear Corporation 2019 Long-Term Stock Incentive Plan.
**	10.33	*	Form of Performance Share Terms and Conditions under the Lear Corporation 2019 Long-Term Stock Incentive Plan.
**	10.34	*	Form of Restricted Stock Unit "Career Shares" Terms and Conditions under the Lear Corporation 2019 Long-Term Stock Incentive Plan.
**	10.35	*	Lear Corporation Annual Incentive Plan (Amended and Restated as of January 1, 2024).
	10.36	*
Lear Corporation Outside Directors Compensation Plan, Amended and Restated effective May 16, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).

	10.37
Extension Agreement and Amendment No. 2 dated November 21, 2023, related to the Amended and Restated Credit Agreement, dated October 28, 2021 (as amended by that certain Amendment No. 1, dated June 14, 2023) among Lear Corporation, the foreign subsidiary borrowers from time to time thereto, the lenders from time to time party thereto, Barclays Bank PLC, Bank of America, N.A., Citibank, N.A. and HSBC Bank USA, National Association, as syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2023.

**	10.38	*	Lear Corporation Executive Retiree Health Reimbursement Account Plan.
**	21.1		List of subsidiaries of the Company.
**	23.1		Consent of Ernst & Young LLP.
**	31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
**	31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
**	32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	97.1		Lear Corporation Incentive Based Compensation Recoupment Policy (incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).
	99.1
Debtors' First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated September 18, 2009 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 5, 2009).

***	101.INS		XBRL Instance Document.
****	101.SCH		XBRL Taxonomy Extension Schema Document.
****	101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
****	101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
****	101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

Index to Exhibits
	Exhibit Number	Exhibit Name
****	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
***	104	Cover Page Interactive Data File
______________________
*        Compensatory plan or arrangement.
**        Filed herewith.
***        The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data
File because their XBRL tags are embedded within the Inline XBRL document.
****        Submitted electronically with the Report.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 8, 2024.

Lear Corporation

By:	/s/ Raymond E. Scott
Raymond E. Scott
President and Chief Executive Officer and a Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Lear Corporation and in the capacities indicated on February 8, 2024.

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