Form 10-Q
period 2024-03-30
LEAR CORP
filed 2024-04-30
CIK 842162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 26, 2024, the number of shares outstanding of the registrant's common stock was 56,787,794 shares.

LEAR CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 30, 2024
INDEX

LEAR CORPORATION AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We have prepared the unaudited condensed consolidated financial statements of Lear Corporation and subsidiaries pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended December 31, 2023.
The financial information presented reflects all adjustments (consisting of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations, cash flows and financial position for the interim periods presented. These results are not necessarily indicative of a full year's results of operations.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 30, 2024 (1)	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$930.4	$1,196.3
Accounts receivable	4,154.9	3,681.2
Inventories	1,735.4	1,758.0
Other	1,087.0	1,001.4
Total current assets	7,907.7	7,636.9
LONG-TERM ASSETS:
Property, plant and equipment, net	2,910.4	2,977.4
Goodwill	1,719.9	1,737.9
Other	2,334.0	2,343.3
Total long-term assets	6,964.3	7,058.6
Total assets	$14,872.0	$14,695.5

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$27.0	$27.5
Accounts payable and drafts	3,688.7	3,434.2
Accrued liabilities	2,227.0	2,205.2
Current portion of long-term debt	0.3	0.3
Total current liabilities	5,943.0	5,667.2
LONG-TERM LIABILITIES:
Long-term debt	2,743.0	2,742.6
Other	1,199.8	1,225.1
Total long-term liabilities	3,942.8	3,967.7
EQUITY:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 64,571,405 shares issued as of March 30, 2024 and December 31, 2023	0.6	0.6
Additional paid-in capital	1,039.2	1,050.5
Common stock held in treasury, 7,679,165 and 7,592,473 shares as of March 30, 2024 and December 31, 2023, respectively, at cost	(1,056.7)	(1,044.6)
Retained earnings	5,664.8	5,601.1
Accumulated other comprehensive loss	(755.0)	(688.8)
Lear Corporation stockholders' equity	4,892.9	4,918.8
Noncontrolling interests	93.3	141.8
Equity	4,986.2	5,060.6
Total liabilities and equity	$14,872.0	$14,695.5
 (1)     Unaudited
The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions, except share and per share data)

	Three Months Ended
	March 30, 2024	April 1, 2023
Net sales	$5,994.6	$5,845.5

Cost of sales	5,596.5	5,415.5
Selling, general and administrative expenses	186.5	176.8
Amortization of intangible assets	15.1	15.9
Interest expense, net	26.1	24.2
Other expense, net	13.5	13.7
Consolidated income before provision for income taxes and equity in net income of affiliates	156.9	199.4
Provision for income taxes	40.5	45.6
Equity in net income of affiliates	(10.5)	(9.6)
Consolidated net income	126.9	163.4
Less: Net income attributable to noncontrolling interests	17.3	19.8
Net income attributable to Lear	$109.6	$143.6

Basic net income per share attributable to Lear (Note 14)	$1.91	$2.42

Diluted net income per share attributable to Lear (Note 14)	$1.90	$2.41

Cash dividends declared per share	$0.77	$0.77

Average common shares outstanding	57,251,970	59,316,555

Average diluted shares outstanding	57,569,739	59,558,966

Consolidated comprehensive income (Condensed Consolidated Statements of Equity)	$58.5	$264.1
Less: Comprehensive income attributable to noncontrolling interests	15.1	20.2
Comprehensive income attributable to Lear	$43.4	$243.9
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended March 30, 2024
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at January 1, 2024	$0.6	$1,050.5	$(1,044.6)	$5,601.1	$(688.8)	$4,918.8
Comprehensive income (loss):
Net income	—	—	—	109.6	—	109.6
Other comprehensive loss	—	—	—	—	(66.2)	(66.2)
Total comprehensive income (loss)	—	—	—	109.6	(66.2)	43.4
Stock-based compensation	—	18.6	—	—	—	18.6
Net issuance of 129,082 shares held in treasury in settlement of stock-based compensation	—	(29.9)	18.1	(1.0)	—	(12.8)
Repurchase of 215,774 shares of common stock at average price of $139.50 per share	—	—	(30.2)	—	—	(30.2)
Dividends declared to Lear Corporation stockholders	—	—	—	(44.9)	—	(44.9)
Dividends declared to noncontrolling interest holders	—	—	—	—	—	—
Balance at March 30, 2024	$0.6	$1,039.2	$(1,056.7)	$5,664.8	$(755.0)	$4,892.9

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended March 30, 2024
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity
Balance at January 1, 2024	$4,918.8	$141.8	$5,060.6
Comprehensive income (loss):
Net income	109.6	17.3	126.9
Other comprehensive loss	(66.2)	(2.2)	(68.4)
Total comprehensive income (loss)	43.4	15.1	58.5
Stock-based compensation	18.6	—	18.6
Net issuance of 129,082 shares held in treasury in settlement of stock-based compensation	(12.8)	—	(12.8)
Repurchase of 215,774 shares of common stock at average price of $139.50 per share	(30.2)	—	(30.2)
Dividends declared to Lear Corporation stockholders	(44.9)	—	(44.9)
Dividends declared to noncontrolling interest holders	—	(63.6)	(63.6)
Balance at March 30, 2024	$4,892.9	$93.3	$4,986.2

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

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended
	March 30, 2024	April 1, 2023
Cash Flows from Operating Activities:
Consolidated net income	$126.9	$163.4
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	155.3	147.2
Net change in recoverable customer engineering, development and tooling	(35.9)	(34.6)
Net change in working capital items (see below)	(297.0)	(311.6)
Other, net	16.1	—
Net cash used in operating activities	(34.6)	(35.6)
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(113.6)	(111.8)
Other, net	2.7	2.3
Net cash used in investing activities	(110.9)	(109.5)
Cash Flows from Financing Activities:
Repurchases of common stock	(44.6)	(25.1)
Dividends paid to Lear Corporation stockholders	(45.5)	(46.8)
Other, net	(13.8)	(10.6)
Net cash used in financing activities	(103.9)	(82.5)
Effect of foreign currency translation	(16.7)	11.0
Net Change in Cash, Cash Equivalents and Restricted Cash	(266.1)	(216.6)
Cash, Cash Equivalents and Restricted Cash as of Beginning of Period	1,198.5	1,117.4
Cash, Cash Equivalents and Restricted Cash as of End of Period	$932.4	$900.8

Changes in Working Capital Items:
Accounts receivable	$(518.7)	$(671.2)
Inventories	1.5	(93.5)
Accounts payable	296.9	352.6
Accrued liabilities and other	(76.7)	100.5
Net change in working capital items	$(297.0)	$(311.6)

Supplementary Disclosure:
Cash paid for interest	$24.6	$22.0
Cash paid for income taxes, net of refunds received	$50.3	$45.5
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
Lear Corporation ("Lear," and together with its consolidated subsidiaries, the "Company") and its affiliates design, develop, engineer and manufacture complete seat systems, key seat components, complete electrical distribution and connection systems, high- and low-voltage power distribution products, electronic controllers and other electronic products. The Company's main customers are automotive original equipment manufacturers. The Company operates facilities worldwide.
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
(2) Acquisition
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
The acquisition of IGB was accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying condensed consolidated balance sheets as of March 30, 2024 and December 31, 2023. The operating results and cash flows of IGB are included in the accompanying condensed consolidated financial statements from the date of acquisition in the Company's Seating segment.
The preliminary purchase price and related allocation are shown below (in millions):

	December 31, 2023	Adjustments	March 30, 2024
Preliminary purchase price, net of acquired cash	$174.5	$—	$174.5

Property, plant and equipment	47.5	—	47.5
Other assets purchased and liabilities assumed, net	38.1	3.5	41.6
Goodwill	73.5	(3.5)	70.0
Intangible assets	15.4	—	15.4
Preliminary purchase price allocation	$174.5	$—	$174.5
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
For further information related to acquired assets measured at fair value, see Note 18, "Financial Instruments."

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(3) Restructuring
Restructuring costs include employee termination benefits, asset impairment charges and contract termination costs, as well as other incremental net costs resulting from the restructuring actions. Employee termination benefits are recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy. Other incremental net costs principally include equipment and personnel relocation costs. In addition to restructuring costs, the Company also incurs incremental manufacturing inefficiency costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. Restructuring costs are recognized in the Company's condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States ("GAAP"). Generally, charges are recorded as restructuring actions are approved, communicated and/or implemented.
A summary of the changes in the Company's restructuring reserves is shown below (in millions):

Balance at January 1, 2024	$121.6
Provision for employee termination benefits	48.4
Payments, utilizations and foreign currency	(36.4)
Balance at March 30, 2024	$133.6
Charges recorded in connection with the Company's restructuring actions are shown below (in millions):

	Three Months Ended
	March 30, 2024	April 1, 2023
Employee termination benefits	$48.4	$11.7
Asset impairments - property, plant and equipment	0.2	0.1
Contract termination costs	1.1	0.8
Other related costs	3.9	2.0
	$53.6	$14.6
Restructuring charges by income statement line item are shown below (in millions):

	Three Months Ended
	March 30, 2024	April 1, 2023
Cost of sales	$47.6	$12.9
Selling, general and administrative expenses	6.0	1.7
	$53.6	$14.6
Restructuring charges by operating segment are shown below (in millions):

	Three Months Ended
	March 30, 2024	April 1, 2023
Seating	$43.4	$12.0
E-Systems	8.4	2.3
Other	1.8	0.3
	$53.6	$14.6
The Company expects to incur approximately $53 million and approximately $14 million of additional restructuring costs in its Seating and E-Systems segments, respectively, related to activities initiated as of March 30, 2024, and expects that the components of such costs will be consistent with its historical experience.

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
A summary of inventories is shown below (in millions):

	March 30, 2024	December 31, 2023
Raw materials	$1,291.0	$1,260.7
Work-in-process	141.8	141.0
Finished goods	500.7	540.8
Reserves	(198.1)	(184.5)
Inventories	$1,735.4	$1,758.0
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
During the first three months of 2024 and 2023, the Company capitalized $64.3 million and $60.1 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During the first three months of 2024 and 2023, the Company also capitalized $50.4 million and $56.3 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets.
During the first three months of 2024 and 2023, the Company collected $79.2 million and $80.2 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer E&D and tooling costs related to long-term supply agreements included in the accompanying condensed consolidated balance sheets is shown below (in millions):

	March 30, 2024	December 31, 2023
Current	$255.0	$220.2
Long-term	160.3	164.3
Recoverable customer E&D and tooling	$415.3	$384.5
(6) Long-Lived Assets
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of property, plant and equipment is shown below (in millions):

	March 30, 2024	December 31, 2023
Land	$104.3	$105.6
Buildings and improvements	919.5	919.4
Machinery and equipment	5,372.2	5,324.4
Construction in progress	362.0	408.7
Total property, plant and equipment	6,758.0	6,758.1
Less – accumulated depreciation	(3,847.6)	(3,780.7)
Property, plant and equipment, net	$2,910.4	$2,977.4
In the first three months of 2024 and 2023, depreciation expense was $140.2 million and $131.3 million, respectively.
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
In the first three months of 2024 and 2023, the Company recognized property, plant and equipment impairment charges of $0.2 million and $0.1 million, respectively, in conjunction with its restructuring actions (Note 3, "Restructuring"). In the first three months of 2024 and 2023, the Company recognized additional property, plant and equipment impairment charges of $4.1 million and $2.2 million, respectively. The impairment charges are included in cost of sales in the accompanying condensed consolidated statements of comprehensive income.
Definite-Lived Intangible Assets
In the first three months of 2023, the Company recognized impairment charges of $0.9 million related to certain intangible assets of its E-Systems segment resulting from a change in the intended use of such assets. The impairment charges are included in amortization of intangible assets in the accompanying condensed consolidated statement of comprehensive income.
(7) Goodwill
A summary of the changes in the carrying amount of goodwill, by operating segment, in the three months ended March 30, 2024, is shown below (in millions):

	Seating	E-Systems	Total
Balance at January 1, 2024	$1,341.5	$396.4	$1,737.9
Acquisition	(3.5)	—	(3.5)
Foreign currency translation and other	(12.6)	(1.9)	(14.5)
Balance at March 30, 2024	$1,325.4	$394.5	$1,719.9
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
There was no impairment of goodwill in the first three months of 2024 and 2023. The Company will, however, continue to assess the impact of significant industry and other events on its recorded goodwill.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
For further information related to the acquisition, see Note 2, "Acquisition."
(8) Debt
Short-Term Borrowings
The Company utilizes uncommitted lines of credit as needed for its short-term working capital fluctuations. As of March 30, 2024 and December 31, 2023, the Company had lines of credit from banks totaling $330.9 million and $337.7 million, respectively. As of March 30, 2024 and December 31, 2023, the Company had short-term debt balances outstanding related to draws on its lines of credit of $27.0 million and $27.5 million, respectively.
Long-Term Debt
A summary of long-term debt, net of unamortized debt issuance costs and unamortized original issue premium (discount), and the related weighted average interest rates is shown below (in millions):

	March 30, 2024
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
Delayed-Draw Term Loan Facility (the "Term Loan")	$150.0	$(0.5)	$—	$149.5	6.555%
3.8% Senior Notes due 2027 (the "2027 Notes")	550.0	(1.5)	(1.4)	547.1	3.885%
4.25% Senior Notes due 2029 (the "2029 Notes")	375.0	(1.6)	(0.6)	372.8	4.288%
3.5% Senior Notes due 2030 (the "2030 Notes")	350.0	(1.7)	(0.5)	347.8	3.525%
2.6% Senior Notes due 2032 (the "2032 Notes")	350.0	(2.4)	(0.6)	347.0	2.624%
5.25% Senior Notes due 2049 (the "2049 Notes")	625.0	(5.6)	12.6	632.0	5.103%
3.55% Senior Notes due 2052 (the "2052 Notes")	350.0	(3.7)	(0.4)	345.9	3.558%
Other	1.2	—	—	1.2	N/A
	$2,751.2	$(17.0)	$9.1	$2,743.3
Less — Current portion				(0.3)
Long-term debt				$2,743.0

	December 31, 2023
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
Term Loan	$150.0	$(0.5)	$—	$149.5	6.575%
2027 Notes	550.0	(1.6)	(1.4)	547.0	3.885%
2029 Notes	375.0	(1.7)	(0.6)	372.7	4.288%
2030 Notes	350.0	(1.8)	(0.5)	347.7	3.525%
2032 Notes	350.0	(2.5)	(0.7)	346.8	2.624%
2049 Notes	625.0	(5.6)	12.6	632.0	5.103%
2052 Notes	350.0	(3.7)	(0.4)	345.9	3.558%
Other	1.3	—	—	1.3	N/A
	$2,751.3	$(17.4)	$9.0	2,742.9
Less — Current portion				(0.3)
Long-term debt				$2,742.6

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
As of March 30, 2024, the Company was in compliance with all covenants under the indentures governing the Notes.
Credit Agreement
The Company's $2.0 billion amended and restated unsecured revolving credit agreement (the "Credit Agreement") expires on October 28, 2027.
As of March 30, 2024 and December 31, 2023, there were no borrowings outstanding under the Credit Agreement.
Advances under the Credit Agreement generally bear interest based on (i) Term Benchmark, Central Bank Rate and Risk Free Rate ("RFR") (in each case, as defined in the Credit Agreement) or (ii) Alternate Base Rate ("ABR") and Canadian Prime Rate (in each case, as defined in the Credit Agreement). As of March 30, 2024, the ranges and rates are as follows:

	Term Benchmark, Central Bank Rate and RFR Loans			ABR and Canadian Prime Rate Loans
	Minimum	Maximum	Rate as of March 30, 2024	Minimum	Maximum	Rate as of March 30, 2024
Credit Agreement	0.925%	1.450%	1.125%	0.000%	0.450%	0.125%
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
As of March 30, 2024, the Company was in compliance with all covenants under the Credit Agreement.
Term Loan
In May 2023, the Company borrowed $150 million under its unsecured delayed-draw term loan facility (the "Term Loan") to finance, in part, the acquisition of IGB (Note 2, "Acquisition"). The Term Loan matures on May 1, 2026, three years after the funding date. Advances under the Term Loan generally bear interest based on the Daily or Term SOFR (as defined in the Term Loan agreement) plus a margin determined in accordance with a pricing grid that ranges from 1.00% to 1.525%. As of March 30, 2024, the interest rate was 6.555%.
The Term Loan contains the same covenants as the Credit Agreement. As of March 30, 2024, the Company was in compliance with all covenants under the Term Loan.
Other Long-Term Debt
As of March 30, 2024 and December 31, 2023, other long-term debt, including the current portion, consisted of amounts outstanding under finance lease agreements.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
For further information related to the Company's debt, see Note 7, "Debt," to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
(9) Leases
The Company has operating leases for production, office and warehouse facilities, manufacturing and office equipment and vehicles. Operating lease assets and obligations included in the accompanying condensed consolidated balance sheets are shown below (in millions):

	March 30, 2024	December 31, 2023
Right-of-use assets under operating leases:
Other long-term assets	$733.2	$733.5
Lease obligations under operating leases:
Accrued liabilities	$154.4	$151.9
Other long-term liabilities	618.7	623.0
	$773.1	$774.9
Maturities of lease obligations as of March 30, 2024, are shown below (in millions):

March 30, 2024
2024 (1)	$137.8
2025	164.8
2026	138.9
2027	115.2
2028	93.1
Thereafter	231.7
Total undiscounted cash flows	881.5
Less: Imputed interest	(108.4)
Lease obligations under operating leases	$773.1
(1) For the remaining nine months
Cash flow information related to operating leases is shown below (in millions):

	Three Months Ended
	March 30, 2024	April 1, 2023
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$53.1	$64.8
Operating cash flows:
Cash paid related to operating lease obligations	$48.0	$44.3
Lease expense included in the accompanying condensed consolidated statements of comprehensive income is shown below (in millions):

	Three Months Ended
	March 30, 2024	April 1, 2023
Operating lease expense	$47.3	$44.2
Short-term lease expense	5.6	5.1
Variable lease expense	2.1	2.6
Total lease expense	$55.0	$51.9

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
In the three months ended March 30, 2024, the Company recognized impairment charges of $0.9 million related to its right-of-use assets. The impairment charges are included in cost of sales in the accompanying condensed consolidated statement of comprehensive income.
The weighted average lease term and discount rate for operating leases are shown below:

March 30, 2024
Weighted average remaining lease term	Seven years
Weighted average discount rate	4.0%
The Company is party to finance lease agreements, which are not material to the accompanying condensed consolidated financial statements (Note 8, "Debt").
For further information related to the Company's leases, see Note 8, "Leases," to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
(10) Pension and Other Postretirement Benefit Plans
The Company sponsors defined benefit pension plans covering certain eligible employees in the United States and certain foreign countries. The Company also sponsors postretirement benefit plans (primarily for the continuation of medical benefits) covering certain eligible retirees in the United States and Canada.
Net Periodic Pension and Other Postretirement Benefit (Credit) Cost
The components of the Company's net periodic pension benefit (credit) cost are shown below (in millions):

	Three Months Ended
	March 30, 2024		April 1, 2023
	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$1.0	$—	$0.8
Interest cost	5.1	3.9	5.2	4.1
Expected return on plan assets	(5.3)	(3.7)	(5.0)	(4.0)
Amortization of actuarial loss	0.2	0.5	0.2	0.5
Settlement gain	(0.1)	—	(0.1)	—
Net periodic benefit (credit) cost	$(0.1)	$1.7	$0.3	$1.4
The components of the Company's net periodic other postretirement benefit (credit) cost are shown below (in millions):

	Three Months Ended
	March 30, 2024		April 1, 2023
	U.S.	Foreign	U.S.	Foreign
Interest cost	$0.4	$0.2	$0.4	$0.2
Amortization of actuarial gain	(0.8)	(0.1)	(0.9)	—
Net periodic benefit (credit) cost	$(0.4)	$0.1	$(0.5)	$0.2
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Revenue is recognized at a point in time when control of the product is transferred to the customer under standard commercial terms, as the Company does not have an enforceable right to payment prior to such transfer. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for those products based on the current purchase orders, annual price reductions and ongoing price adjustments. In the first three months of 2024 and 2023, revenue recognized related to prior years represented approximately 1% of consolidated net sales. The Company's customers pay for products received in accordance with payment terms that are customary within the industry. The Company's contracts with its customers do not have significant financing components.
The Company records a contract liability for advances received from its customers. As of March 30, 2024 and December 31, 2023, there were no significant contract liabilities recorded. Further, in the first three months of 2024 and 2023, there were no significant contract liabilities recognized in revenue.
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
A summary of the Company's revenue by reportable operating segment and geography is shown below (in millions):

	Three Months Ended
	March 30, 2024			April 1, 2023
	Seating	E-Systems	Total	Seating	E-Systems	Total
North America	$2,000.0	$475.9	$2,475.9	$2,011.9	$368.1	$2,380.0
Europe and Africa	1,622.1	631.7	2,253.8	1,596.7	634.3	2,231.0
Asia	714.6	345.1	1,059.7	688.3	331.2	1,019.5
South America	140.9	64.3	205.2	156.1	58.9	215.0
	$4,477.6	$1,517.0	$5,994.6	$4,453.0	$1,392.5	$5,845.5

(12) Other Expense, Net
Other expense, net includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the disposal of fixed assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense.
A summary of other expense, net is shown below (in millions):

	Three Months Ended
	March 30, 2024	April 1, 2023
Other expense	$19.0	$17.1
Other income	(5.5)	(3.4)
Other expense, net	$13.5	$13.7
In the three months ended March 30, 2024, other expense includes net foreign currency transaction losses of $11.3 million, including losses of $6.3 million related to the hyper-inflationary environment and significant currency devaluation in Argentina.
In the three months ended April 1, 2023, other expense includes net foreign currency transaction losses of $4.7 million, net of gains of $1.0 million related to foreign exchange rate volatility in Russia, and a loss of $5.0 million related to the impairment of an affiliate.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(13) Income Taxes
A summary of the provision for income taxes and the corresponding effective tax rate for the three months ended March 30, 2024 and April 1, 2023, is shown below (in millions, except effective tax rates):

	Three Months Ended
	March 30, 2024	April 1, 2023
Provision for income taxes	$40.5	$45.6
Pretax income before equity in net income of affiliates	$156.9	$199.4
Effective tax rate	25.8%	22.9%
The Company's provision for income taxes is impacted by the level and mix of earnings among tax jurisdictions. In addition, the Company recognized discrete tax benefits (expense) on the significant items shown below (in millions):

	Three Months Ended
	March 30, 2024	April 1, 2023
Restructuring charges and various other items	$13.3	$3.7
Share-based compensation	(0.6)	(0.5)
	$12.7	$3.2
Excluding the items above, the effective tax rate for the first three months of 2024 and 2023 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
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
For further information related to the Company's income taxes, see Note 9, "Income Taxes," to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of information used to compute basic and diluted net income per share attributable to Lear is shown below (in millions, except share and per share data):

	Three Months Ended
	March 30, 2024	April 1, 2023
Net income attributable to Lear	$109.6	$143.6

Average common shares outstanding	57,251,970	59,316,555
Dilutive effect of common stock equivalents	317,769	242,411
Average diluted shares outstanding	57,569,739	59,558,966

Basic net income per share attributable to Lear	$1.91	$2.42

Diluted net income per share attributable to Lear	$1.90	$2.41
(15) Comprehensive Income and Equity
Comprehensive Income
Comprehensive income is defined as all changes in the Company's net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items recorded in equity are included in comprehensive income.
Accumulated Other Comprehensive Loss
A summary of changes, net of tax, in accumulated other comprehensive loss for the three months ended March 30, 2024, is shown below (in millions):

Three Months Ended March 30, 2024
Defined benefit plans:
Balance at beginning of period	$(107.3)
Reclassification adjustments	(0.3)
Other comprehensive income recognized during the period (net of tax benefit of $0.3 million )	0.4
Balance at end of period	$(107.2)
Derivative instruments and hedging:
Balance at beginning of period	$107.9
Reclassification adjustments (net of tax benefit of $9.3 million)	(34.9)
Other comprehensive income recognized during the period (net of tax expense of $13.1 million)	48.4
Balance at end of period	$121.4
Foreign currency translation:
Balance at beginning of period	$(689.4)
Other comprehensive loss recognized during the period (net of tax expense of $0.6 million)	(79.8)
Balance at end of period	$(769.2)

Total accumulated other comprehensive loss	$(755.0)
In the three months ended March 30, 2024, foreign currency translation adjustments are primarily related to the weakening of the Euro and, to a lesser extent, the Chinese renminbi relative to the U.S. dollar and include pretax losses of $0.1 million related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future. In the three months ended March 30, 2024, foreign currency translation adjustments also include net investment hedge gains of $2.9 million.

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
In the three months ended April 1, 2023, foreign currency translation adjustments are primarily related to the strengthening of the Euro and, to a lesser extent, the Brazilian real relative to the U.S. dollar and include pretax gains of $0.1 million related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future. In the three months ended April 1, 2023, foreign currency translation adjustments also include net investment hedge losses of $0.8 million.
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
The Company has a common stock share repurchase program (the "Repurchase Program") which permits the discretionary repurchase of its common stock. Since the inception of the Repurchase Program in the first quarter of 2011, the Company's Board of Directors (the "Board") has authorized $6.7 billion in share repurchases, including an increase in the Company's share repurchase authorization to $1.5 billion on February 16, 2024. As of March 30, 2024, the Company has repurchased, in aggregate, $5.2 billion of its outstanding common stock, at an average price of $93.61 per share, excluding commissions and related fees, and has a remaining repurchase authorization of $1.5 billion which expires on December 31, 2026.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Share repurchases in the first three months of 2024 and the remaining repurchase authorization as of March 30, 2024, are shown below (in millions, except for share and per share amounts):

Three Months Ended March 30, 2024				As of March 30, 2024
Aggregate Repurchases (1)	Cash Paid for Repurchases (2)	Number of Shares	Average Price per Share (3)	Remaining Purchase Authorization
$30.1	$44.6	215,774	$139.50	$1,469.9
(1)     Excludes excise tax
(2)     Includes $16.6 million of 2023 share repurchases paid for in the first quarter of 2024 and excludes $2.1 million of first quarter 2024 share repurchases to be paid for in the second quarter of 2024
(3)     Excludes commissions
In addition to shares repurchased under the Repurchase Program described above, the Company classifies shares withheld from the settlement of the Company's restricted stock unit and performance share awards to cover tax withholding requirements as common stock held in treasury in the condensed consolidated balance sheets.
Quarterly Dividend
The Board declared quarterly cash dividends of $0.77 per share of common stock in the first three months of 2024 and 2023.
Dividends declared and paid are shown below (in millions):

	Three Months Ended
	March 30, 2024	April 1, 2023
Dividends declared	$44.9	$46.7
Dividends paid	45.5	46.8
Dividends payable on shares of common stock to be distributed under the Company's stock-based compensation program will be paid when such shares are distributed.
(16) Legal and Other Contingencies
As of March 30, 2024 and December 31, 2023, the Company had recorded reserves for pending legal disputes, including commercial disputes, product liability claims and other legal matters, of $12.9 million and $13.5 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Reserves for warranty and recall matters are recorded separately from legal reserves, as described below.
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
The Company is party to agreements with certain of its customers, whereby these customers may pursue claims against the Company for contribution of all or a portion of the amounts sought in connection with warranty and recall matters.

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
The Company records reserves for warranty and recall matters when liability is probable and related amounts are reasonably estimable.
A summary of the changes in reserves for warranty and recall matters for the three months ended March 30, 2024, is shown below (in millions):

Balance at January 1, 2024	$32.4
Expense, net (including changes in estimates)	1.7
Settlements	(3.1)
Foreign currency translation and other	(0.2)
Balance at March 30, 2024	$30.8
Environmental Matters
The Company is subject to local, state, federal and foreign laws, regulations and ordinances which govern activities or operations that may have or have had adverse environmental effects. These regulations impose liability for clean-up costs resulting from past spills, disposals or other releases of hazardous wastes and environmental compliance. The Company's policy is to comply with all applicable environmental laws and to maintain an environmental management program based on ISO 14001 to ensure compliance with this standard. However, the Company currently is, has been and in the future may become, the subject of formal or informal enforcement actions or procedures.
As of March 30, 2024 and December 31, 2023, the Company had recorded environmental reserves of $4.9 million. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
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
(17) Segment Reporting
The Company is organized under two reportable operating segments: Seating, which consists of the design, development, engineering and manufacture of complete seat systems and key seat components, and E-Systems, which consists of the design, development, engineering and manufacture of complete electrical distribution and connection systems; high-voltage power distribution products, including battery disconnect units ("BDUs"); and low-voltage power distribution products, electronic controllers and other electronic products. Included in the Company's complete seat systems and components are thermal comfort systems and configurable seating product technologies. All of these products are compatible with traditional internal combustion engine ("ICE") architectures and electrified powertrains, including the full range of hybrid, plug-in hybrid and battery electric architectures. Key seat component product offerings include seat trim covers; surface materials such as leather and fabric; seat mechanisms; seat foam; headrests; and thermal comfort systems such as seat heating, ventilation, active cooling, pneumatic lumbar and massage products. Key components of the Company's electrical distribution and connection systems portfolio include wire harnesses, terminals and connectors, high-voltage battery connection systems and engineered components. High-voltage battery connection systems include intercell connect boards, bus bars and main battery connection

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
systems. High-voltage power distribution products control the flow and distribution of high-voltage power throughout electrified vehicles and include BDUs which control all electrical energy flowing into and out of high-voltage batteries in electrified vehicles. Low-voltage power distribution products, electronic controllers and other electronic products facilitate signal, data and/or power management within the vehicle and include the associated software required to facilitate these functions. Key components of the Company's other electronic products portfolio include zone control modules, body domain control modules and low-voltage and high-voltage power distribution modules. The Company's software offerings include embedded control, cybersecurity software and software to control hardware devices. The Company's customers traditionally have sourced its electronic hardware together with the software that the Company embeds in it. The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, none of which meets the requirements for being classified as an operating segment. Corporate and regional headquarters costs include various support functions, such as information technology, advanced research and development, corporate finance, legal, executive administration and human resources.
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
A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended March 30, 2024
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$4,477.6	$1,517.0	$—	$5,994.6
Segment earnings (1)	241.6	54.1	(99.2)	196.5
Depreciation and amortization	100.6	49.6	5.1	155.3
Capital expenditures	63.6	45.6	4.4	113.6
Total assets	8,867.0	4,084.7	1,920.3	14,872.0

	Three Months Ended April 1, 2023
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$4,453.0	$1,392.5	$—	$5,845.5
Segment earnings (1)	285.8	42.3	(90.8)	237.3
Depreciation and amortization	95.9	46.2	5.1	147.2
Capital expenditures	63.6	43.6	4.6	111.8
Total assets	8,549.8	3,981.5	1,872.9	14,404.2
(1) See definition above

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

	Three Months Ended
	March 30, 2024	April 1, 2023
Segment earnings	$196.5	$237.3
Interest expense, net	26.1	24.2
Other expense, net	13.5	13.7
Consolidated income before provision for income taxes and equity in net income of affiliates	$156.9	$199.4
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

	March 30, 2024	December 31, 2023
Estimated aggregate fair value (1)	$2,451.0	$2,464.5
Aggregate carrying value (1) (2)	2,750.0	2,750.0
(1) Excludes "other" debt
(2) Excludes the impact of unamortized debt issuance costs and unamortized original issue premium (discount)
Cash, Cash Equivalents and Restricted Cash
The Company has cash on deposit that is legally restricted as to use or withdrawal. A reconciliation of cash and cash equivalents reported on the accompanying condensed consolidated balance sheets to cash, cash equivalents and restricted cash reported on the accompanying condensed consolidated statements of cash flows is shown below (in millions):

	March 30, 2024	April 1, 2023
Balance sheet:
Cash and cash equivalents	$930.4	$898.5
Restricted cash included in other current assets	0.4	0.6
Restricted cash included in other long-term assets	1.6	1.7
Statement of cash flows:
Cash, cash equivalents and restricted cash	$932.4	$900.8
Accounts Receivable
The Company's allowance for credit losses on financial assets measured at amortized cost, primarily accounts receivable, reflects management's estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. The Company also considers geographic and segment specific risk factors in the development of expected credit losses. As of March 30, 2024 and December 31, 2023, accounts receivable are reflected net of reserves of $37.9 million and $35.6 million, respectively. Changes in expected credit losses were not significant in the first three months of 2024.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Marketable Equity Securities
Marketable equity securities, which the Company accounts for under the fair value option, are included in the accompanying condensed consolidated balance sheets as shown below (in millions):

	March 30, 2024	December 31, 2023
Current assets	$5.0	$4.8
Other long-term assets	73.4	68.5
	$78.4	$73.3
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
Equity Securities Without Readily Determinable Fair Values
As of March 30, 2024 and December 31, 2023, investments in equity securities without readily determinable fair values of $11.2 million are included in other long-term assets in the accompanying condensed consolidated balance sheets. Such investments are valued at cost, less cumulative impairments of $17.0 million as of March 30, 2024 and December 31, 2023. In the three months ended April 1, 2023, the Company recognized a loss of $5.0 million related to the impairment of an investment in equity securities without a readily determinable fair value.
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
Net Investment Hedges
The Company uses cross-currency interest rate swaps, which are designated as net investment hedges of the foreign currency rate exposure of its investment in certain Euro-denominated subsidiaries. In the three months ended March 30, 2024 and April 1, 2023, contra interest expense on net investment hedges of $0.6 million is included in interest expense, net in the accompanying condensed consolidated statements of comprehensive income.

Balance Sheet Classification
The notional amount, estimated aggregate fair value and related balance sheet classification of the Company's foreign currency and net investment hedge contracts are shown below (in millions, except for maturities):

	March 30, 2024	December 31, 2023
Fair value of foreign currency contracts designated as cash flow hedges:
Other current assets	$149.3	$137.2
Other long-term assets	25.3	19.9
Other current liabilities	(2.6)	(1.8)
Other long-term liabilities	(0.5)	(0.5)
	171.5	154.8
Notional amount	$2,181.9	$2,352.3
Outstanding maturities in months, not to exceed	24	24
Fair value of derivatives designated as net investment hedges:
Other long-term assets	$1.8	$—
Other long-term liabilities	—	(1.1)
	1.8	(1.1)
Notional amount	$150.0	$150.0
Outstanding maturities in months, not to exceed	24	27
Fair value of foreign currency contracts not designated as hedging instruments:
Other current assets	$2.3	$5.8
Other current liabilities	(1.2)	(1.2)
	1.1	4.6
Notional amount	$475.2	$569.9
Outstanding maturities in months, not to exceed	7	1
Total fair value	$174.4	$158.3
Total notional amount	$2,807.1	$3,072.2

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Accumulated Other Comprehensive Loss — Derivative Instruments and Hedging
Pretax amounts related to foreign currency and net investment hedge contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended
	March 30, 2024	April 1, 2023
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign currency contracts	$61.5	$95.7
Net investment hedge contracts	2.9	(0.8)
	64.4	94.9
(Gains) losses reclassified from accumulated other comprehensive loss to:
Net sales	(1.4)	0.7
Cost of sales	(43.4)	(24.1)
Interest expense, net	0.6	0.6
Other expense, net	—	0.4
	(44.2)	(22.4)
Comprehensive income	$20.2	$72.5
As of March 30, 2024 and December 31, 2023, pretax net gains of $176.5 million and $156.3 million, respectively, related to the Company's derivative instruments and hedging activities were recorded in accumulated other comprehensive loss.
During the next twelve-month period, net gains (losses) expected to be reclassified into earnings are shown below (in millions):

Foreign currency contracts	$146.7
Interest rate swap contracts	(2.4)
Total	$144.3
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
Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of March 30, 2024 and December 31, 2023, are shown below (in millions):

	March 30, 2024
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$172.6	Market/ Income	$—	$172.6	$—
Net investment hedges	Recurring	1.8	Market/ Income	—	1.8	—
Marketable equity securities	Recurring	78.4	Market	78.4	—	—

	December 31, 2023
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$159.4	Market/ Income	$—	$159.4	$—
Net investment hedges	Recurring	(1.1)	Market/ Income	—	(1.1)	—
Marketable equity securities	Recurring	73.3	Market	73.3	—	—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company's counterparties. If an estimate of the credit spread is required, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of March 30, 2024 and December 31, 2023, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy in the first three months of 2024.
Items Measured at Fair Value on a Non-Recurring Basis
The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy.
In the three months ended March 30, 2024, the Company completed impairment assessments related to certain of its property, plant and equipment and right-of-use assets and recorded related impairment charges of $4.3 million and $0.9 million, respectively. The fair value estimates of the related assets were based on management's estimates using a discounted cash flow method.
In the three months ended April 1, 2023, the Company completed impairment assessments related to certain of its property, plant and equipment and intangible assets and recorded related impairment charges of $2.3 million and $0.9 million, respectively. The fair value estimates of the related assets were based on management's estimates using a discounted cash flow method.
As of March 30, 2024, there were no additional significant assets or liabilities measured at fair value on a non-recurring basis.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(19) Accounting Pronouncements
Accounting Standards Updates ("ASU") Issued But Not Yet Adopted:
ASU 2023-07 (issued November 2023), "Segment Reporting - Improving Reportable Segment Disclosures." The ASU requires disclosure of significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker. It also requires public entities to provide in interim periods all reportable segment profit or loss and asset disclosures that are currently required annually. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The update is required to be adopted retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the impact of the update but does not expect it to have a significant impact on its financial statements.
ASU 2023-09 (issued December 2023), "Improvements to Income Tax Disclosures." The ASU requires disclosure of specific categories in the effective tax rate reconciliation, as well as additional information for reconciling items that meet a quantitative threshold. It also requires disclosure of income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes, and further disaggregated by jurisdiction based on a quantitative threshold. The update is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The update is to be adopted prospectively; however, retrospective application is permitted. The Company is currently evaluating the impact of the update but does not expect it to have a significant impact on its financial statements.
The Company considers the applicability and impact of all ASUs issued by the Financial Accounting Standards Board. Other recently issued accounting pronouncements are not expected to have a material impact or are not relevant to the Company's condensed consolidated financial statements.

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
Our Seating business consists of the design, development, engineering and manufacture of complete seat systems and key seat components. Our capabilities in operations and supply chain management enable synchronized assembly and just-in-time delivery of complex complete seat systems at high volumes to our customers. As the most vertically integrated global seat supplier, our key seat component product offerings include seat trim covers; surface materials such as leather and fabric; seat mechanisms; seat foam; headrests; and thermal comfort systems such as seat heating, ventilation, active cooling, pneumatic lumbar and massage products. All of these products are compatible with traditional internal combustion engine ("ICE") architectures and electrified powertrains, including the full range of hybrid, plug-in hybrid and battery electric architectures. Our thermal comfort systems are facilitated by our seat system, component and integration capabilities, together with our competencies in electronics, sensors, software and algorithms.
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
•Electrical distribution and connection systems utilize low-voltage and high-voltage wire, high-speed data cables and flat wiring to connect networks and electrical signals and manage electrical power within the vehicle for all types of powertrains – from traditional ICE architectures to the full range of electrified powertrains that require management of higher voltage and power. Key components of our electrical distribution and connection systems portfolio include wire harnesses, terminals and connectors, high-voltage battery connection systems and engineered components.
•High-voltage battery connection systems include intercell connect boards, bus bars and main battery connection systems. High-voltage power distribution products control the flow and distribution of high-voltage power throughout electrified vehicles and include BDUs which control all electrical energy flowing into and out of high-voltage batteries in electrified vehicles.
•Low-voltage power distribution products, electronic controllers and other electronic products facilitate signal, data and/or power management within the vehicle and include the associated software required to facilitate these functions. Key components of our other electronic products portfolio include zone control modules, body domain control modules and low-voltage and high-voltage power distribution modules. Our software offerings include embedded control, cybersecurity software and software to control hardware devices. Our customers traditionally have sourced our electronic hardware together with the software that we embed in it.
We serve all of the world's major automotive manufacturers through both our Seating and E-Systems businesses, and we have automotive content on more than 475 vehicle nameplates worldwide. It is common for us to have both seating and electrical and/or electronic content on the same vehicle platform.
Our businesses benefit globally from leveraging common operating standards and disciplines, including world-class product development and manufacturing processes, as well as common customer support and regional infrastructures, all of which contribute to our reputation for operational excellence. Our core capabilities are shared across component categories and include high-precision manufacturing and assembly with short lead times, complex, global supply chain management, global engineering and program management, the agility to establish and/or transfer production between facilities quickly, and a unique, customer-focused culture. In select instances, we are able to manufacture both Seating and E-Systems components in

LEAR CORPORATION
the same facility. Our businesses also utilize proprietary, industry-specific processes and standards, leverage common low-cost engineering centers and share centralized operating support functions. These functions include health and safety, logistics, quality, supply chain management and all major administrative functions, such as corporate finance, executive administration, human resources, information technology and legal. We continue to build on our reputation for operational excellence through investment in manufacturing automation technologies and the digital transformation of both our operations and administrative functions. It involves the integration of new technologies, such as Industrial Internet of Things (IIoT), cloud computing, artificial intelligence (AI), machine learning and advanced automation, into production facilities and business operations. These technologies enable smart and automated machines and smart factories to communicate, analyze and optimize processes and products, resulting in higher efficiency, quality and responsiveness to customers.
Industry Overview
Our sales are driven by the number of vehicles produced by the automotive manufacturers, which is ultimately dependent on consumer demand for automotive vehicles and the availability of raw materials and components, and our content per vehicle.
In 2020, the automotive industry experienced a significant decline in global production volumes as a result of the COVID-19 pandemic. Although 2023 industry production returned to pre-pandemic levels, 2024 industry production is expected to remain approximately 5% below 2017 peak levels (based on April 2024 S&P Global Mobility projections). Since 2020, the global economy, as well as the automotive industry, has been influenced directly and indirectly by macroeconomic events resulting in unfavorable conditions, including shortages of semiconductor chips and other components, elevated inflation levels on commodities and labor, higher interest rates, and labor and energy shortages in certain markets. Certain of these factors, among others, continue to impact consumer demand, as well as the ability of automotive manufacturers to produce vehicles to meet demand. Our strategy to mitigate the impact of these factors encompasses our comprehensive cost management process, including cost technology optimization, actions to further align our manufacturing capacity to the current industry production environment and investments in automation technologies. This will allow us to enhance operational efficiencies, improve the utilization of existing facilities and equipment to reduce future expenditures, and streamline administrative functions. For a description of related risks, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2023.
Global automotive industry production volumes in the first three months of 2024, as compared to the first three months of 2023, are shown below (in thousands of units):

	Three Months Ended
	March 30 2024 (1)	April 1, 2023 (1) (2)	% Change
North America	3,945.0	3,891.0	1%
Europe and Africa	4,652.6	4,770.7	(2)%
Asia	11,266.4	11,369.9	(1)%
South America	605.8	642.8	(6)%
Other	410.3	369.5	11%
Global light vehicle production	20,880.1	21,043.9	(1)%
(1) Production data based on S&P Global Mobility
(2) Production data for 2023 have been updated from our first quarter 2023 Quarterly Report on Form 10-Q to reflect actual production levels
Automotive sales and production can also be affected by the age of the vehicle fleet and related scrappage rates, labor relations issues, labor shortages, fuel prices, regulatory requirements, government initiatives, trade agreements, tariffs and other non-tariff trade barriers, the availability and cost of credit, the availability and cost of critical components, logistics issues, restructuring actions of our customers and suppliers, facility closures and increased competition, as well as consumer preferences regarding vehicle powertrains (including preferences regarding hybrid and electric vehicles), size, configuration and features, among other factors. Our operating results are also significantly impacted by the overall commercial success of the vehicle platforms for which we supply particular products, as well as the profitability of the products, including the level of vertical integration, that we supply for these platforms. The loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could adversely affect our operating results. In addition, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating results.

LEAR CORPORATION
Our percentage of consolidated net sales by region in the first three months of 2024 and 2023 is shown below:

	Three Months Ended
	March 30, 2024	April 1, 2023
North America	41%	41%
Europe and Africa	38%	38%
Asia	18%	17%
South America	3%	4%
Total	100%	100%
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
•Build on our reputation for operational excellence through investment in automation technologies; and
•Prioritize people and the planet through our sustainability initiatives to drive business growth, cost reductions and improved employee retention.
IDEA by Lear - Innovative. Digital. Engineered. Automated. - is the evolution of our strategy to drive growth and improve profitability. IDEA reflects our commitment to continue to strengthen our competitive position in both of our business segments through the development of innovative products and the utilization of advanced technologies that extend our leadership position in operational excellence.
For further information related to our strategy, see Item 1, "Business," in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Our material cost as a percentage of net sales was 64.4% in the first three months of 2024, as compared to 66.1% in the first three months of 2023. Raw material, energy, commodity and product component costs can be volatile, reflecting, among other things, changes in supply and demand, logistics issues, global trade and tariff policies, and geopolitical issues. Our primary commodity cost exposures relate to steel, copper and leather. We have developed and implemented strategies to mitigate the impact of such costs through the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, contractual recovery mechanisms and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. Further, our exposure to changes in steel prices is primarily indirect, through purchased components, and a significant portion of our copper, leather and direct steel purchases are subject to price index agreements with our customers and suppliers. Certain of these strategies also may limit our opportunities in a declining price environment. In the current environment of elevated raw material, energy, commodity and product component costs, these strategies, together with commercial negotiations with our customers and suppliers, have offset a significant portion of the adverse impact. In addition, the availability of raw materials, energy, commodities and product

LEAR CORPORATION
components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Operational Restructuring
In the first three months of 2024, we incurred pretax restructuring costs of $54 million, as compared to pretax restructuring costs of $15 million in the first three months of 2023. None of the individual restructuring actions initiated in the first three months of 2024 were material. Further, there have been no changes in previously initiated restructuring actions that have resulted (or will result) in a material change to our restructuring costs.
Our restructuring actions include plant closures and workforce reductions and are initiated to maintain our competitive footprint or are in response to customer initiatives or changes in global and regional automotive markets. Our restructuring actions are designed to maintain or improve our operating results and profitability throughout the automotive industry cycles. Restructuring actions are generally funded within twelve months of initiation and are funded by cash flows from operating activities and existing cash balances. We expect to incur approximately $67 million of additional restructuring costs related to activities initiated as of March 30, 2024, all of which are expected to be incurred in the next twelve months. We plan to implement additional restructuring actions in order to align our manufacturing capacity and other costs with prevailing regional automotive production levels. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
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
Since the first quarter of 2011, our Board of Directors (the "Board") has authorized $6.7 billion in share repurchases under our common stock share repurchase program (the "Repurchase Program"), including an increase in our share repurchase authorization to $1.5 billion on February 16, 2024. In the first three months of 2024, we repurchased $30 million of shares. As of March 30, 2024, we have a remaining repurchase authorization of $1.5 billion, which expires on December 31, 2026.
Our Board declared a quarterly cash dividend of $0.77 per share of common stock in the first quarter of 2024.
For further information related to our common stock share repurchase program and our quarterly cash dividends, see "— Liquidity and Capital Resources — Capitalization" below and Note 15, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION
Other Matters
In the three months ended March 30, 2024 and April 1, 2023, we recognized net tax benefits of $13 million and $3 million, respectively, related to restructuring charges and various other items.
Our results for the three months ended March 30, 2024 and April 1, 2023, reflect the following items (in millions):

	Three Months Ended
	March 30, 2024	April 1, 2023
Costs related to restructuring actions	$54	$15
Impairments related to Fisker Inc. ("Fisker")	15	—
Impairments related to Russian operations	1	—
Intangible asset impairment	—	1
Costs related to typhoon in the Philippines	—	1
Foreign exchange gains due to foreign exchange rate volatility related to Russia	—	(1)
Loss related to affiliate	2	5
Tax benefit, net	(13)	(3)
For further information regarding these items, see Note 3, "Restructuring," Note 6, "Long-Lived Assets," Note 12, "Other Expense, Net," Note 13, "Income Taxes," and Note 18, "Financial Instruments," to the condensed consolidated financial statements included in this Report.
This Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements that are subject to risks and uncertainties. For further information regarding other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2023.
RESULTS OF OPERATIONS
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three Months Ended
	March 30, 2024		April 1, 2023
Net sales
Seating	$4,477.6	74.7%	$4,453.0	76.2%
E-Systems	1,517.0	25.3	1,392.5	23.8
Net sales	5,994.6	100.0	5,845.5	100.0
Cost of sales	5,596.5	93.4	5,415.5	92.6
Gross profit	398.1	6.6	430.0	7.4
Selling, general and administrative expenses	186.5	3.1	176.8	3.0
Amortization of intangible assets	15.1	0.3	15.9	0.3
Interest expense, net	26.1	0.4	24.2	0.4
Other expense, net	13.5	0.2	13.7	0.2
Provision for income taxes	40.5	0.7	45.6	0.8
Equity in net income of affiliates	(10.5)	(0.2)	(9.6)	(0.1)
Net income attributable to noncontrolling interests	17.3	0.3	19.8	0.3
Net income attributable to Lear	$109.6	1.8%	$143.6	2.5%

LEAR CORPORATION
Three Months Ended March 30, 2024 vs. Three Months Ended April 1, 2023
Net sales in the first quarter of 2024 were $6.0 billion, as compared to $5.8 billion in the first quarter of 2023, an increase of $149 million or 3%. New business in every region and our acquisition of I.G. Bauerhin ("IGB") favorably impacted net sales by $114 million and $51 million, respectively.

(in millions)	Cost of Sales
First quarter 2023	$5,415.5
Material cost	(2.1)
Labor and other	173.9
Depreciation	9.2
First quarter 2024	$5,596.5
Cost of sales was $5.6 billion in the first quarter of 2024, as compared to $5.4 billion in the first quarter of 2023. New business in every region and our acquisition of IGB increased cost of sales.
Gross profit and gross margin were $398 million and 6.6% of net sales, respectively, in the first quarter of 2024, as compared to $430 million and 7.4% of net sales, respectively, in the first quarter of 2023. Higher restructuring costs and impairment charges related to Fisker negatively impacted gross profit by $51 million. The impact of favorable operating performance, including the benefit of restructuring actions, and new business was partially offset by selling price reductions. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $187 million in the first quarter of 2024, as compared to $177 million in the first quarter of 2023, primarily reflecting expenses incurred by IGB and higher restructuring costs. As a percentage of net sales, selling, general and administrative expenses were 3.1% in the first quarter of 2024, as compared to 3.0% in the first quarter of 2023.
Amortization of intangible assets was $15 million in the first quarter of 2024, as compared to $16 million, including an impairment charge of $1 million in the first quarter of 2023.
Interest expense, net was $26 million in the first quarter of 2024, as compared to $24 million in the first quarter of 2023.
Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the disposal of fixed assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was $14 million in the first quarters of 2024 and 2023. In the first quarters of 2024 and 2023, we recognized foreign exchange losses of $11 million (including losses of $6 million related to the hyper-inflationary environment and significant currency devaluation in Argentina) and $5 million (net of gains of $1 million related to foreign exchange rate volatility in Russia), respectively. In the first quarter of 2023, we also recognized a loss of $5 million related to the impairment of an affiliate.
In the first quarter of 2024, the provision for income taxes was $41 million, representing an effective tax rate of 25.8% on pretax income before equity in net income of affiliates of $157 million. In the first quarter of 2023, the provision for income taxes was $46 million, representing an effective tax rate of 22.9% on pretax income before equity in net income of affiliates of $199 million, for the reasons described below. For further information, see Note 13, "Income Taxes," to the condensed consolidated financial statements included in this Report.
In the first quarters of 2024 and 2023, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In the first quarters of 2024 and 2023, we recognized net tax benefits of $13 million and $3 million, respectively, related to restructuring charges and various other items.
Excluding these items, the effective tax rate for the first quarters of 2024 and 2023 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $11 million in the first quarter of 2024, as compared to $10 million in the first quarter of 2023.
Net income attributable to Lear was $110 million, or $1.90 per diluted share, in the first quarter of 2024, as compared to $144 million, or $2.41 per diluted share, in the first quarter of 2023. Net income and diluted net income per share decreased for the reasons described above.

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
Seating
A summary of the financial measures for our Seating segment is shown below (dollar amounts in millions):

	Three Months Ended
	March 30, 2024	April 1, 2023
Net sales	$4,477.6	$4,453.0
Segment earnings (1)	241.6	285.8
Margin	5.4%	6.4%
(1) See definition above
Seating net sales were $4.5 billion in the first quarters of 2024 and 2023, reflecting an increase of $25 million or 1%. New business and our acquisition of IGB favorably impacted net sales by $80 million and $51 million, respectively. The impact of lower production volumes on Lear platforms and selling price reductions was partially offset by commercial recoveries.
Segment earnings, including restructuring costs, and the related margin on net sales were $242 million and 5.4% in the first quarter of 2024, as compared to $286 million and 6.4% in the first quarter of 2023. Higher restructuring costs and lower production volumes on Lear platforms negatively impacted segment earnings by $53 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, was largely offset by selling price reductions and foreign exchange fluctuations.
E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Three Months Ended
	March 30, 2024	April 1, 2023
Net sales	$1,517.0	$1,392.5
Segment earnings(1)	54.1	42.3
Margin	3.6%	3.0%
(1) See definition above
E-Systems net sales were $1.5 billion in the first quarter of 2024, as compared to $1.4 billion in the first quarter of 2023, reflecting an increase of $125 million or 9%. Higher production volumes on Lear platforms and new business favorably impacted net sales by $104 million and $34 million, respectively. Foreign exchange rate fluctuations decreased net sales by $12 million.

LEAR CORPORATION
Segment earnings, including restructuring costs, and the related margin on net sales were $54 million and 3.6% in the first quarter of 2024, as compared to $42 million and 3.0% in the first quarter of 2023. Higher production volumes on Lear platforms and new business positively impacted segment earnings by $20 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, was more than offset by selling price reductions, higher restructuring costs and impairment charges related to Fisker.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three Months Ended
	March 30, 2024	April 1, 2023
Net sales	$—	$—
Segment earnings (1)	(99.2)	(90.8)
Margin	N/A	N/A
(1) See definition above
Segment earnings related to our other category were ($99) million in the first quarter of 2024, as compared to ($91) million in the first quarter of 2023, primarily reflecting higher compensation-related costs and costs related to our efficiency initiatives.
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
As of March 30, 2024 and December 31, 2023, cash and cash equivalents of $721 million and $803 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans and the payment of dividends. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear that would have a material impact on Lear.
For further information related to potential dividends from our non-U.S. subsidiaries, see Note 9, "Income Taxes," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Adequacy of Liquidity Sources
As of March 30, 2024, we had $930 million of cash and cash equivalents on hand and $2.0 billion in available borrowing capacity under our credit agreement. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs for the foreseeable future and to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly cash dividends and repurchase shares of our common stock pursuant to our authorized common stock share repurchase program, although such actions are at the discretion of our Board and will depend upon our financial condition, results of operations, capital requirements, prevailing market conditions, alternative uses of capital and other factors that our Board may consider at its discretion.
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
For further discussion of the risks and uncertainties affecting our cash flows from operations and our overall liquidity, see "— Executive Overview" above, "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2023.

LEAR CORPORATION
Cash Flows
A summary of net cash used in operating activities is shown below (in millions):

	Three Months Ended
	March 30, 2024	April 1, 2023	Increase (Decrease) in Cash Flow
Consolidated net income and depreciation and amortization	$282	$311	$(29)
Net change in working capital items:
Accounts receivable	(519)	(671)	152
Inventory	2	(94)	96
Accounts payable	297	353	(56)
Accrued liabilities and other	(77)	100	(177)
Net change in working capital items	(297)	(312)	15
Other	(20)	(35)	15
Net cash used in operating activities	$(35)	$(36)	$1

Net cash used in investing activities	$(111)	$(110)	$(1)

Net cash used in financing activities	$(104)	$(83)	$(21)
Operating Activities
In the first three months of 2024 and 2023, net cash used in operating activities was $35 million and $36 million, respectively.
Investing Activities
Net cash used in investing activities was $111 million in the first three months of 2024, as compared to $110 million in the first three months of 2023. In the first three months of 2024, capital spending was $114 million, as compared to $112 million in the first three months of 2023. Capital spending is estimated to be $675 million in 2024.
Financing Activities
Net cash used in financing activities was $104 million in the first three months of 2024, as compared to $83 million in the first three months of 2023. In the first three months of 2024, we paid $45 million for repurchases of our common stock and $46 million in dividends to Lear stockholders. In the first three months of 2023, we paid $25 million for repurchases of our common stock and $47 million in dividends to Lear stockholders.
Capitalization
Short-Term Borrowings
We utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. As of March 30, 2024 and December 31, 2023, we had lines of credit from banks totaling $331 million and $338 million, respectively. As of March 30, 2024 and December 31, 2023, we had short-term debt balances outstanding related to draws on our lines of credit of $27 million and $28 million, respectively.
Senior Notes and Credit Agreement
For information related to our senior notes and credit agreement, see Note 8, "Debt," to the condensed consolidated financial statements included in this Report and Note 7, "Debt," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Term Loan
On May 1, 2023, we borrowed $150 million under our Term Loan to finance, in part, the acquisition of IGB.
For further information related to our acquisition of IGB and our Term Loan, see Note 2, "Acquisition," and Note 8, "Debt," to the condensed consolidated financial statements included in this Report.

LEAR CORPORATION
Common Stock Share Repurchase Program and Quarterly Cash Dividends
For information related to our common stock share repurchase program and dividends, see "— Executive Overview — Share Repurchase Program and Quarterly Cash Dividends" above, Note 15, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report and Note 12, "Capital Stock, Accumulated Other Comprehensive Loss and Equity," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
See "— Forward-Looking Statements" below and Item 1A, "Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities and product components could adversely affect our financial performance," in our Annual Report on Form 10-K for the year ended December 31, 2023.
For further information related to the financial instruments described above, see Note 18, "Financial Instruments," to the condensed consolidated financial statements included in this Report.
OTHER MATTERS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims, and environmental and other matters. As of March 30, 2024, we have recorded reserves for pending legal disputes, including commercial and contractual disputes, product liability claims and other legal matters, of $13 million. In addition, as of March 30, 2024, we have recorded reserves for warranty and recall matters of $31 million and environmental matters of $5 million. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2023. For a more complete description of our outstanding material legal proceedings, see Note 16, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.
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
For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates," and Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first three months of 2024.

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
•the impact of administrative policy, including protectionist trade policies, in the United States and related actions by countries in which we do business; and
•other risks, described in Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2023, and in our other Securities and Exchange Commission filings.
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
A summary of the notional amount and estimated aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

	March 30, 2024	December 31, 2023
Notional amount (contract maturities < 24 months)	$2,657	$2,922
Fair value	173	159
Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Honduran lempira, the Chinese renminbi, the Brazilian real and the Japanese yen.
A sensitivity analysis of our net transactional exposure is shown below (in millions):

		Potential Earnings Benefit (Adverse Earnings Impact)
	Hypothetical Strengthening % (1)	March 30, 2024	December 31, 2023
U.S. dollar	10%	$8	$15
Euro	10%	31	34
(1) Relative to all other currencies to which it is exposed for a twelve-month period

LEAR CORPORATION
A sensitivity analysis related to the aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

		Estimated Change in Fair Value
	Hypothetical Change % (2)	March 30, 2024	December 31, 2023
U.S. dollar	10%	$145	$156
Euro	10%	97	98
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
Interest Rates
Our variable rate obligations are sensitive to changes in interest rates. As of March 30, 2024, we had $150 million outstanding under our Term Loan. Advances under the Term Loan generally bear interest based on the Daily or Term SOFR (as defined in the Term Loan agreement) plus a margin, determined in accordance with a pricing grid, that ranges from 1.00% to 1.525%. As of March 30, 2024, the interest rate was 6.555%.
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
(b)Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. In April 2023, the Company completed the acquisition of I.G. Bauerhin ("IGB") and is currently integrating IGB into its operations, compliance programs and internal control processes. IGB constituted less than 2% of the Company's total assets as of March 30, 2024, including goodwill and intangible assets recorded as part of the purchase price allocations, and approximately 1% of the Company's net sales for the three months ended March 30, 2024. Securities and Exchange Commission rules and regulations allow companies to exclude acquisitions from their assessment of the internal control over financial reporting during the first year following an acquisition while integrating the acquired company. The Company has excluded the acquired operations of IGB from its assessment of the Company's internal control over financial reporting.

LEAR CORPORATION
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial or contractual disputes, product liability claims, and environmental and other matters. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2023. For a description of our outstanding material legal proceedings, see Note 16, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.
ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As discussed in Part I — Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Share Repurchase Program and Quarterly Cash Dividends," and Note 15, "Comprehensive Income and Equity," to the condensed consolidated financial statements included in this Report, we have a remaining repurchase authorization of $1,469.9 million under our ongoing common stock share repurchase program.
A summary of the shares of our common stock repurchased during the quarter ended March 30, 2024, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
January 1, 2024 through January 27, 2024	—	$—	—	$916.3
January 28, 2024 through February 24, 2024	22,900	$135.95	22,900	1,496.9	(1)
February 25, 2024 through March 30, 2024	192,874	$139.92	192,874	1,469.9
Total	215,774	$139.50	215,774	$1,469.9
(1)     On February 16, 2024, our Board of Directors authorized an increase to our existing common stock share repurchase program authorization to $1.5 billion.
ITEM 5 — OTHER INFORMATION
Rule 10b5-1 Trading Plan
During the three months ended March 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

LEAR CORPORATION

ITEM 6 — EXHIBITS
Exhibit Index

	Exhibit Number	Exhibit Name
*	31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
*	31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
*	32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	101.INS	XBRL Instance Document.
***	101.SCH	XBRL Taxonomy Extension Schema Document.
***	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
***	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
***	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
***	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
**	104	Cover Page Interactive Data File.

*	Filed herewith.
**	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
***	Submitted electronically with the Report.

LEAR CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated:	April 30, 2024	By:	/s/ Raymond E. Scott
Raymond E. Scott
President and Chief Executive Officer

		By:	/s/ Jason M. Cardew
Jason M. Cardew
Senior Vice President and Chief Financial Officer