Form 10-Q
period 2024-06-29
LEAR CORP
filed 2024-07-25
CIK 842162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 22, 2024, the number of shares outstanding of the registrant's common stock was 56,256,685 shares.

LEAR CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 29, 2024
INDEX

2

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

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 29, 2024 (1)	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$950.3	$1,196.3
Accounts receivable	4,158.8	3,681.2
Inventories	1,702.4	1,758.0
Other	969.3	1,001.4
Total current assets	7,780.8	7,636.9
LONG-TERM ASSETS:
Property, plant and equipment, net	2,864.7	2,977.4
Goodwill	1,720.4	1,737.9
Other	2,316.0	2,343.3
Total long-term assets	6,901.1	7,058.6
Total assets	$14,681.9	$14,695.5

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$26.8	$27.5
Accounts payable and drafts	3,552.2	3,434.2
Accrued liabilities	2,238.5	2,205.2
Current portion of long-term debt	0.3	0.3
Total current liabilities	5,817.8	5,667.2
LONG-TERM LIABILITIES:
Long-term debt	2,743.5	2,742.6
Other	1,206.6	1,225.1
Total long-term liabilities	3,950.1	3,967.7
EQUITY:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 64,571,405 shares issued as of June 29, 2024 and December 31, 2023	0.6	0.6
Additional paid-in capital	1,052.6	1,050.5
Common stock held in treasury, 8,141,134 and 7,592,473 shares as of June 29, 2024 and December 31, 2023, respectively, at cost	(1,115.2)	(1,044.6)
Retained earnings	5,793.2	5,601.1
Accumulated other comprehensive loss	(929.4)	(688.8)
Lear Corporation stockholders' equity	4,801.8	4,918.8
Noncontrolling interests	112.2	141.8
Equity	4,914.0	5,060.6
Total liabilities and equity	$14,681.9	$14,695.5
 (1)     Unaudited
The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions, except share and per share data)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$6,012.4	$5,999.2	$12,007.0	$11,844.7

Cost of sales	5,563.6	5,542.2	11,160.1	10,957.7
Selling, general and administrative expenses	175.3	182.8	361.8	359.6
Amortization of intangible assets	12.7	16.0	27.8	31.9
Interest expense, net	26.9	26.2	53.0	50.4
Other expense, net	7.4	19.5	20.9	33.2
Consolidated income before provision for income taxes and equity in net income of affiliates	226.5	212.5	383.4	411.9
Provision for income taxes	46.2	41.5	86.7	87.1
Equity in net income of affiliates	(14.1)	(16.2)	(24.6)	(25.8)
Consolidated net income	194.4	187.2	321.3	350.6
Less: Net income attributable to noncontrolling interests	21.3	18.5	38.6	38.3
Net income attributable to Lear	$173.1	$168.7	$282.7	$312.3

Basic net income per share attributable to Lear (Note 14)	$3.04	$2.85	$4.95	$5.27

Diluted net income per share attributable to Lear (Note 14)	$3.02	$2.84	$4.92	$5.25

Cash dividends declared per share	$0.77	$0.77	$1.54	$1.54

Average common shares outstanding	56,926,745	59,133,427	57,088,459	59,224,991

Average diluted shares outstanding	57,234,459	59,366,167	57,401,172	59,462,566

Consolidated comprehensive income (Condensed Consolidated Statements of Equity)	$19.2	$204.1	$77.7	$468.2
Less: Comprehensive income attributable to noncontrolling interests	20.5	12.3	35.6	32.5
Comprehensive income (loss) attributable to Lear	$(1.3)	$191.8	$42.1	$435.7
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended June 29, 2024
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at March 30, 2024	$0.6	$1,039.2	$(1,056.7)	$5,664.8	$(755.0)	$4,892.9
Comprehensive income (loss):
Net income	—	—	—	173.1	—	173.1
Other comprehensive loss	—	—	—	—	(174.4)	(174.4)
Total comprehensive income (loss)	—	—	—	173.1	(174.4)	(1.3)
Stock-based compensation	—	16.0	—	—	—	16.0
Net issuance of 15,963 shares held in treasury in settlement of stock-based compensation	—	(2.6)	2.2	—	—	(0.4)
Repurchase of 477,932 shares of common stock at average price of $125.70 per share	—	—	(60.7)	—	—	(60.7)
Dividends declared to Lear Corporation stockholders	—	—	—	(44.7)	—	(44.7)
Dividends declared to noncontrolling interest holders	—	—	—	—	—	—
Balance at June 29, 2024	$0.6	$1,052.6	$(1,115.2)	$5,793.2	$(929.4)	$4,801.8

	Six Months Ended June 29, 2024
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at January 1, 2024	$0.6	$1,050.5	$(1,044.6)	$5,601.1	$(688.8)	$4,918.8
Comprehensive income (loss):
Net income	—	—	—	282.7	—	282.7
Other comprehensive loss	—	—	—	—	(240.6)	(240.6)
Total comprehensive income (loss)	—	—	—	282.7	(240.6)	42.1
Stock-based compensation	—	34.6	—	—	—	34.6
Net issuance of 145,045 shares held in treasury in settlement of stock-based compensation	—	(32.5)	20.3	(1.0)	—	(13.2)
Repurchase of 693,706 shares of common stock at average price of $129.99 per share	—	—	(90.9)		—	(90.9)
Dividends declared to Lear Corporation stockholders	—	—	—	(89.6)	—	(89.6)
Dividends declared to noncontrolling interest holders	—	—	—	—	—	—
Balance at June 29, 2024	$0.6	$1,052.6	$(1,115.2)	$5,793.2	$(929.4)	$4,801.8

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended June 29, 2024
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity
Balance at March 30, 2024	$4,892.9	$93.3	$4,986.2
Comprehensive income (loss):
Net income	173.1	21.3	194.4
Other comprehensive loss	(174.4)	(0.8)	(175.2)
Total comprehensive income (loss)	(1.3)	20.5	19.2
Stock-based compensation	16.0	—	16.0
Net issuance of 15,963 shares held in treasury in settlement of stock-based compensation	(0.4)	—	(0.4)
Repurchase of 477,932 shares of common stock at average price of $125.70 per share	(60.7)	—	(60.7)
Dividends declared to Lear Corporation stockholders	(44.7)	—	(44.7)
Dividends declared to noncontrolling interest holders	—	(1.6)	(1.6)
Balance at June 29, 2024	$4,801.8	$112.2	$4,914.0

	Six Months Ended June 29, 2024
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity
Balance at January 1, 2024	$4,918.8	$141.8	$5,060.6
Comprehensive income (loss):
Net income	282.7	38.6	321.3
Other comprehensive loss	(240.6)	(3.0)	(243.6)
Total comprehensive income (loss)	42.1	35.6	77.7
Stock-based compensation	34.6	—	34.6
Net issuance of 145,045 shares held in treasury in settlement of stock-based compensation	(13.2)	—	(13.2)
Repurchase of 693,706 shares of common stock at average price of $129.99 per share	(90.9)	—	(90.9)
Dividends declared to Lear Corporation stockholders	(89.6)	—	(89.6)
Dividends declared to noncontrolling interest holders	—	(65.2)	(65.2)
Balance at June 29, 2024	$4,801.8	$112.2	$4,914.0

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

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended
	June 29, 2024	July 1, 2023
Cash Flows from Operating Activities:
Consolidated net income	$321.3	$350.6
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	309.2	298.4
Net change in recoverable customer engineering, development and tooling	(42.8)	(49.7)
Net change in working capital items (see below)	(364.9)	(328.1)
Other, net	33.8	4.6
Net cash provided by operating activities	256.6	275.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(234.4)	(280.1)
Acquisition, net of cash acquired	(0.8)	(174.5)
Other, net	5.3	4.7
Net cash used in investing activities	(229.9)	(449.9)
Cash Flows from Financing Activities:
Repurchases of common stock	(106.8)	(53.3)
Dividends paid to Lear Corporation stockholders	(89.1)	(92.1)
Dividends paid to noncontrolling interests	(39.8)	(46.2)
Short-term borrowings, net	—	17.6
Term loan borrowings	—	150.0
Other, net	(15.3)	(23.9)
Net cash used in financing activities	(251.0)	(47.9)
Effect of foreign currency translation	(20.6)	9.9
Net Change in Cash, Cash Equivalents and Restricted Cash	(244.9)	(212.1)
Cash, Cash Equivalents and Restricted Cash as of Beginning of Period	1,198.5	1,117.4
Cash, Cash Equivalents and Restricted Cash as of End of Period	$953.6	$905.3

Changes in Working Capital Items:
Accounts receivable	$(556.0)	$(774.9)
Inventories	20.7	(74.4)
Accounts payable (including $15.4 million of cash paid in 2023 in conjunction with the acquisition of I.G. Bauerhin to settle pre-existing accounts payable)	186.6	409.6
Accrued liabilities and other	(16.2)	111.6
Net change in working capital items	$(364.9)	$(328.1)

Supplementary Disclosure:
Cash paid for interest	$57.9	$54.9
Cash paid for income taxes, net of refunds received	$153.4	$110.3
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
The acquisition of IGB was accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying condensed consolidated balance sheets as of June 29, 2024 and December 31, 2023. The operating results and cash flows of IGB are included in the accompanying condensed consolidated financial statements from the date of acquisition in the Company's Seating segment.
The final purchase price and related allocation are shown below (in millions):

	December 31, 2023	Adjustments	June 29, 2024
Purchase price, net of acquired cash	$174.5	$0.8	$175.3

Property, plant and equipment	47.5	(0.7)	46.8
Other assets purchased and liabilities assumed, net	38.1	(1.8)	36.3
Goodwill	73.5	3.3	76.8
Intangible assets	15.4	—	15.4
Purchase price allocation	$174.5	$0.8	$175.3
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
A summary of the changes in the Company's restructuring reserves is shown below (in millions):

Balance at January 1, 2024	$121.6
Provision for employee termination benefits	75.3
Payments, utilizations and foreign currency	(70.2)
Balance at June 29, 2024	$126.7
Charges recorded in connection with the Company's restructuring actions are shown below (in millions):

	Six Months Ended
	June 29, 2024	July 1, 2023
Employee termination benefits	$75.3	$33.0
Asset impairments:
Property, plant and equipment	1.5	0.1
Right-of-use assets	—	9.6
Contract termination costs	2.1	1.3
Other related costs	4.8	4.1
	$83.7	$48.1
Restructuring charges by income statement line item are shown below (in millions):

	Six Months Ended
	June 29, 2024	July 1, 2023
Cost of sales	$75.7	$41.2
Selling, general and administrative expenses	9.6	6.9
Other expense, net	(1.6)	—
	$83.7	$48.1
Restructuring charges by operating segment are shown below (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Seating	$19.3	$24.9	$62.7	$36.9
E-Systems	10.0	7.7	18.4	10.0
Other	0.8	0.9	2.6	1.2
	$30.1	$33.5	$83.7	$48.1
The Company expects to incur approximately $42 million and approximately $15 million of additional restructuring costs in its Seating and E-Systems segments, respectively, related to activities initiated as of June 29, 2024, and expects that the components of such costs will be consistent with its historical experience.

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
A summary of inventories is shown below (in millions):

	June 29, 2024	December 31, 2023
Raw materials	$1,286.4	$1,260.7
Work-in-process	142.1	141.0
Finished goods	479.6	540.8
Reserves	(205.7)	(184.5)
Inventories	$1,702.4	$1,758.0
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
During the first six months of 2024 and 2023, the Company capitalized $115.4 million and $115.7 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During the first six months of 2024 and 2023, the Company also capitalized $78.3 million and $80.0 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets.
During the first six months of 2024 and 2023, the Company collected $148.3 million and $151.0 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer E&D and tooling costs related to long-term supply agreements included in the accompanying condensed consolidated balance sheets is shown below (in millions):

	June 29, 2024	December 31, 2023
Current	$260.4	$220.2
Long-term	160.3	164.3
Recoverable customer E&D and tooling	$420.7	$384.5
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of property, plant and equipment is shown below (in millions):

	June 29, 2024	December 31, 2023
Land	$103.7	$105.6
Buildings and improvements	913.4	919.4
Machinery and equipment	5,439.9	5,324.4
Construction in progress	335.3	408.7
Total property, plant and equipment	6,792.3	6,758.1
Less – accumulated depreciation	(3,927.6)	(3,780.7)
Property, plant and equipment, net	$2,864.7	$2,977.4
Depreciation expense was $141.2 million and $135.2 million in the three months ended June 29, 2024 and July 1, 2023, respectively, and $281.4 million and $266.5 million in the six months ended June 29, 2024 and July 1, 2023, respectively.
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
In the first six months of 2024 and 2023, the Company recognized property, plant and equipment impairment charges of $1.5 million and $0.1 million, respectively, in conjunction with its restructuring actions (Note 3, "Restructuring"). In the first six months of 2024 and 2023, the Company recognized additional property, plant and equipment impairment charges of $3.9 million and $2.2 million, respectively. The impairment charges are included in cost of sales in the accompanying condensed consolidated statements of comprehensive income (loss).
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
(7) Goodwill
A summary of the changes in the carrying amount of goodwill, by operating segment, in the six months ended June 29, 2024, is shown below (in millions):

	Seating	E-Systems	Total
Balance at January 1, 2024	$1,341.5	$396.4	$1,737.9
Acquisition	3.3	—	3.3
Foreign currency translation and other	(18.2)	(2.6)	(20.8)
Balance at June 29, 2024	$1,326.6	$393.8	$1,720.4
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
There was no impairment of goodwill in the first six months of 2024 and 2023. The Company will, however, continue to assess the impact of significant industry and other events on its recorded goodwill.
For further information related to the acquisition, see Note 2, "Acquisition."
(8) Debt
Short-Term Borrowings
The Company utilizes uncommitted lines of credit as needed for its short-term working capital fluctuations. As of June 29, 2024 and December 31, 2023, the Company had lines of credit from banks totaling $355.5 million and $337.7 million, respectively. As of June 29, 2024 and December 31, 2023, the Company had short-term debt balances outstanding related to draws on its lines of credit of $26.8 million and $27.5 million, respectively.
Long-Term Debt
A summary of long-term debt, net of unamortized debt issuance costs and unamortized original issue premium (discount), and the related weighted average interest rates is shown below (in millions):

	June 29, 2024
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
Delayed-Draw Term Loan Facility (the "Term Loan")	$150.0	$(0.4)	$—	$149.6	6.555%
3.8% Senior Notes due 2027 (the "2027 Notes")	550.0	(1.4)	(1.2)	547.4	3.885%
4.25% Senior Notes due 2029 (the "2029 Notes")	375.0	(1.5)	(0.5)	373.0	4.288%
3.5% Senior Notes due 2030 (the "2030 Notes")	350.0	(1.6)	(0.5)	347.9	3.525%
2.6% Senior Notes due 2032 (the "2032 Notes")	350.0	(2.4)	(0.6)	347.0	2.624%
5.25% Senior Notes due 2049 (the "2049 Notes")	625.0	(5.5)	12.4	631.9	5.103%
3.55% Senior Notes due 2052 (the "2052 Notes")	350.0	(3.6)	(0.5)	345.9	3.558%
Other	1.1	—	—	1.1	N/A
	$2,751.1	$(16.4)	$9.1	$2,743.8
Less — Current portion				(0.3)
Long-term debt				$2,743.5

	December 31, 2023
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
Term Loan	$150.0	$(0.5)	$—	$149.5	6.575%
2027 Notes	550.0	(1.6)	(1.4)	547.0	3.885%
2029 Notes	375.0	(1.7)	(0.6)	372.7	4.288%
2030 Notes	350.0	(1.8)	(0.5)	347.7	3.525%
2032 Notes	350.0	(2.5)	(0.7)	346.8	2.624%
2049 Notes	625.0	(5.6)	12.6	632.0	5.103%
2052 Notes	350.0	(3.7)	(0.4)	345.9	3.558%
Other	1.3	—	—	1.3	N/A
	$2,751.3	$(17.4)	$9.0	2,742.9
Less — Current portion				(0.3)
Long-term debt				$2,742.6

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
As of June 29, 2024, the Company was in compliance with all covenants under the indentures governing the Notes.
Credit Agreement
The Company's $2.0 billion amended and restated unsecured revolving credit agreement (the "Credit Agreement") expires on October 28, 2027.
As of June 29, 2024 and December 31, 2023, there were no borrowings outstanding under the Credit Agreement.
Advances under the Credit Agreement generally bear interest based on (i) Term Benchmark, Central Bank Rate and Risk Free Rate ("RFR") (in each case, as defined in the Credit Agreement) or (ii) Alternate Base Rate ("ABR") and Canadian Prime Rate (in each case, as defined in the Credit Agreement). As of June 29, 2024, the ranges and rates are as follows:

	Term Benchmark, Central Bank Rate and RFR Loans			ABR and Canadian Prime Rate Loans
	Minimum	Maximum	Rate as of June 29, 2024	Minimum	Maximum	Rate as of June 29, 2024
Credit Agreement	0.925%	1.450%	1.125%	0.000%	0.450%	0.125%
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
As of June 29, 2024, the Company was in compliance with all covenants under the Credit Agreement.
Term Loan
In May 2023, the Company borrowed $150 million under its unsecured delayed-draw term loan facility (the "Term Loan") to finance, in part, the acquisition of IGB (Note 2, "Acquisition"). The Term Loan matures on May 1, 2026, three years after the funding date. Advances under the Term Loan generally bear interest based on the Daily or Term SOFR (as defined in the Term Loan agreement) plus a margin determined in accordance with a pricing grid that ranges from 1.00% to 1.525%. As of June 29, 2024, the interest rate was 6.555%.
The Term Loan contains the same covenants as the Credit Agreement. As of June 29, 2024, the Company was in compliance with all covenants under the Term Loan.
Other Long-Term Debt
As of June 29, 2024 and December 31, 2023, other long-term debt, including the current portion, consisted of amounts outstanding under finance lease agreements.

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
(9) Leases
The Company has operating leases for production, office and warehouse facilities, manufacturing and office equipment and vehicles. Operating lease assets and obligations included in the accompanying condensed consolidated balance sheets are shown below (in millions):

	June 29, 2024	December 31, 2023
Right-of-use assets under operating leases:
Other long-term assets	$720.5	$733.5
Lease obligations under operating leases:
Accrued liabilities	$153.0	$151.9
Other long-term liabilities	607.3	623.0
	$760.3	$774.9
Maturities of lease obligations as of June 29, 2024, are shown below (in millions):

June 29, 2024
2024 (1)	$92.8
2025	169.7
2026	144.0
2027	119.7
2028	97.3
Thereafter	242.2
Total undiscounted cash flows	865.7
Less: Imputed interest	(105.4)
Lease obligations under operating leases	$760.3
(1) For the remaining six months
The Company entered into an operating lease with a lease term of eight years that is expected to commence in the third quarter of 2024. The right-of-use asset and related lease obligation are expected to be approximately $6 million.
Cash flow information related to operating leases is shown below (in millions):

	Six Months Ended
	June 29, 2024	July 1, 2023
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$88.5	$100.9
Operating cash flows:
Cash paid related to operating lease obligations	$95.4	$89.6
In addition to the right-of-use assets obtained in exchange for operating lease obligations shown above, in the three and six months ended July 1, 2023, the Company acquired $14.3 million of right-of-use assets and related lease obligations in conjunction with its acquisition of IGB (Note 2, "Acquisition").

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Lease expense included in the accompanying condensed consolidated statements of comprehensive income (loss) is shown below (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Operating lease expense	$47.4	$45.3	$94.7	$89.5
Short-term lease expense	5.3	5.1	10.9	10.2
Variable lease expense	2.0	2.4	4.1	5.0
Total lease expense	$54.7	$52.8	$109.7	$104.7
In the six months ended June 29, 2024, the Company recognized impairment charges of $0.9 million related to its right-of-use assets. In the three and six months ended July 1, 2023, the Company recognized impairment charges of $9.6 million related to its right-of-use assets in conjunction with its restructuring actions (see Note 3, "Restructuring"). The impairment charges are included in cost of sales in the accompanying condensed consolidated statement of comprehensive income (loss).
The weighted average lease term and discount rate for operating leases are shown below:

June 29, 2024
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
Net Periodic Pension and Other Postretirement Benefit (Credit) Cost
The components of the Company's net periodic pension benefit (credit) cost are shown below (in millions):

	Three Months Ended				Six Months Ended
	June 29, 2024		July 1, 2023		June 29, 2024		July 1, 2023
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$1.0	$—	$0.8	$—	$2.0	$—	$1.6
Interest cost	5.1	3.9	5.2	4.2	10.2	7.8	10.4	8.3
Expected return on plan assets	(5.4)	(3.7)	(5.2)	(4.1)	(10.7)	(7.4)	(10.2)	(8.1)
Amortization of actuarial loss	0.2	0.5	0.3	0.5	0.4	1.0	0.5	1.0
Settlement gain	—	—	—	—	(0.1)	—	(0.1)	—
Net periodic benefit (credit) cost	$(0.1)	$1.7	$0.3	$1.4	$(0.2)	$3.4	$0.6	$2.8

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The components of the Company's net periodic other postretirement benefit (credit) cost are shown below (in millions):

	Three Months Ended				Six Months Ended
	June 29, 2024		July 1, 2023		June 29, 2024		July 1, 2023
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Interest cost	$0.3	$0.2	$0.4	$0.3	$0.7	$0.4	$0.8	$0.5
Amortization of actuarial gain	(0.7)	(0.1)	(0.8)	(0.1)	(1.5)	(0.2)	(1.7)	(0.1)
Amortization of prior service credit	(0.1)	—	(0.1)	—	(0.1)	—	(0.1)	—
Net periodic benefit (credit) cost	$(0.5)	$0.1	$(0.5)	$0.2	$(0.9)	$0.2	$(1.0)	$0.4
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
Revenue is recognized at a point in time when control of the product is transferred to the customer under standard commercial terms, as the Company does not have an enforceable right to payment prior to such transfer. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for those products based on the current purchase orders, annual price reductions and ongoing price adjustments. In the first six months of 2024 and 2023, revenue recognized related to prior years represented approximately 1% of consolidated net sales. The Company's customers pay for products received in accordance with payment terms that are customary within the industry. The Company's contracts with its customers do not have significant financing components.
The Company records a contract liability for advances received from its customers. As of June 29, 2024 and December 31, 2023, there were no significant contract liabilities recorded. Further, in the first six months of 2024 and 2023, there were no significant contract liabilities recognized in revenue.
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
A summary of the Company's revenue by reportable operating segment and geography is shown below (in millions):

	Three Months Ended
	June 29, 2024			July 1, 2023
	Seating	E-Systems	Total	Seating	E-Systems	Total
North America	$2,033.1	$519.4	$2,552.5	$2,001.4	$468.4	$2,469.8
Europe and Africa	1,543.6	628.0	2,171.6	1,567.8	624.7	2,192.5
Asia	731.2	343.2	1,074.4	737.1	372.0	1,109.1
South America	139.1	74.8	213.9	161.8	66.0	227.8
	$4,447.0	$1,565.4	$6,012.4	$4,468.1	$1,531.1	$5,999.2

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Six Months Ended
	June 29, 2024			July 1, 2023
	Seating	E-Systems	Total	Seating	E-Systems	Total
North America	$4,033.1	$995.3	$5,028.4	$4,013.3	$836.5	$4,849.8
Europe and Africa	3,165.7	1,259.7	4,425.4	3,164.5	1,259.0	4,423.5
Asia	1,445.8	688.3	2,134.1	1,425.4	703.2	2,128.6
South America	280.0	139.1	419.1	317.9	124.9	442.8
	$8,924.6	$3,082.4	$12,007.0	$8,921.1	$2,923.6	$11,844.7

(12) Other Expense, Net
Other expense, net includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the disposal of fixed assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense.
A summary of other expense, net is shown below (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Other expense	$12.5	$24.2	$31.4	$41.0
Other income	(5.1)	(4.7)	(10.5)	(7.8)
Other expense, net	$7.4	$19.5	$20.9	$33.2
In the three and six months ended June 29, 2024, other expense includes net foreign currency transaction losses of $6.9 million and $18.2 million, respectively, including losses of $3.5 million and $9.8 million, respectively, related to the hyper-inflationary environment in Argentina.
In the three and six months ended July 1, 2023, other expense includes net foreign currency transaction losses of $16.3 million and $21.1 million, respectively, including losses of $4.5 million and $7.5 million, respectively, related to the hyper-inflationary environment in Argentina. In the six months ended July 1, 2023, other expense includes a loss of $5.0 million related to the impairment of an affiliate.
(13) Income Taxes
A summary of the provision for income taxes and the corresponding effective tax rate for the three and six months ended June 29, 2024 and July 1, 2023, is shown below (in millions, except effective tax rates):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Provision for income taxes	$46.2	$41.5	$86.7	$87.1
Pretax income before equity in net income of affiliates	$226.5	$212.5	$383.4	$411.9
Effective tax rate	20.4%	19.5%	22.6%	21.1%

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The Company's provision for income taxes is impacted by the level and mix of earnings among tax jurisdictions. In addition, the Company recognized discrete tax benefits (expense) on the significant items shown below (in millions):

	Six Months Ended
	June 29, 2024	July 1, 2023
Restructuring charges and various other items	$20.2	$10.2
Tax reserves and audit settlements	3.3	2.3
Share-based compensation	(0.4)	(0.5)
Valuation allowances on deferred tax assets	—	5.1
	$23.1	$17.1
Excluding the items above, the effective tax rate for the first six months of 2024 and 2023 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of information used to compute basic and diluted net income per share attributable to Lear is shown below (in millions, except share and per share data):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income attributable to Lear	$173.1	$168.7	$282.7	$312.3

Average common shares outstanding	56,926,745	59,133,427	57,088,459	59,224,991
Dilutive effect of common stock equivalents	307,714	232,740	312,713	237,575
Average diluted shares outstanding	57,234,459	59,366,167	57,401,172	59,462,566

Basic net income per share attributable to Lear	$3.04	$2.85	$4.95	$5.27

Diluted net income per share attributable to Lear	$3.02	$2.84	$4.92	$5.25
(15) Comprehensive Income (Loss) and Equity
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as all changes in the Company's net assets except changes resulting from transactions with stockholders. It differs from net income in that certain items recorded in equity are included in comprehensive income (loss).
Accumulated Other Comprehensive Loss
A summary of changes, net of tax, in accumulated other comprehensive loss for the three and six months ended June 29, 2024, is shown below (in millions):

	Three Months Ended June 29, 2024	Six Months Ended June 29, 2024
Defined benefit plans:
Balance at beginning of period	$(107.2)	$(107.3)
Reclassification adjustments (net of tax benefit of $0.1 million in the three and six months ended June 29, 2024)	(0.1)	(0.4)
Other comprehensive income recognized during the period (net of tax benefit (expense) of ($0.2) million and $0.1 million in the three and six months ended June 29, 2024, respectively)	0.6	1.0
Balance at end of period	$(106.7)	$(106.7)
Derivative instruments and hedging:
Balance at beginning of period	$121.4	$107.9
Reclassification adjustments (net of tax benefit of $8.0 million and $17.3 million in the three and six months ended June 29, 2024, respectively)	(33.4)	(68.3)
Other comprehensive loss recognized during the period (net of tax benefit of $25.2 million and $12.1 million in the three and six months ended June 29, 2024, respectively)	(95.5)	(47.1)
Balance at end of period	$(7.5)	$(7.5)
Foreign currency translation:
Balance at beginning of period	$(769.2)	$(689.4)
Other comprehensive loss recognized during the period (net of tax expense of $0.2 million and $0.8 million in the three and six months ended June 29, 2024, respectively)	(46.0)	(125.8)
Balance at end of period	$(815.2)	$(815.2)

Total accumulated other comprehensive loss	$(929.4)	$(929.4)

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
In the three months ended June 29, 2024, foreign currency translation adjustments are primarily related to the weakening of the Brazilian real, the Euro and, to a lesser extent, the Chinese renminbi relative to the U.S. dollar.
In the six months ended June 29, 2024, foreign currency translation adjustments are primarily related to the weakening of the Euro, the Brazilian real and the Chinese renminbi relative to the U.S. dollar and include pretax losses of $0.1 million related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.
In the three and six months ended June 29, 2024, foreign currency translation adjustments also include net investment hedge gains of $0.8 million and $3.7 million, respectively.
A summary of changes, net of tax, in accumulated other comprehensive loss for the three and six months ended July 1, 2023, is shown below (in millions):

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
In the three and six months ended July 1, 2023, foreign currency translation adjustments also include net investment hedge losses of $2.5 million and $3.3 million, respectively.
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
The Company has a common stock share repurchase program (the "Repurchase Program") which permits the discretionary repurchase of its common stock. Since the inception of the Repurchase Program in the first quarter of 2011, the Company's Board of Directors (the "Board") has authorized $6.7 billion in share repurchases, including an increase in the Company's share repurchase authorization to $1.5 billion on February 16, 2024. As of June 29, 2024, the Company has repurchased, in aggregate, $5.3 billion of its outstanding common stock, at an average price of $93.88 per share, excluding commissions and related fees, and has a remaining repurchase authorization of $1.4 billion which expires on December 31, 2026.
Share repurchases in the first six months of 2024 and the remaining repurchase authorization as of June 29, 2024, are shown below (in millions, except for share and per share amounts):

Six Months Ended June 29, 2024				As of June 29, 2024
Aggregate Repurchases (1)	Cash Paid for Repurchases (2)	Number of Shares	Average Price per Share (3)	Remaining Purchase Authorization
$90.2	$106.8	693,706	$129.99	$1,409.8
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
Quarterly Dividend
The Board declared quarterly cash dividends of $0.77 per share of common stock in the first and second quarters of 2024 and 2023.
Dividends declared and paid are shown below (in millions):

	Six Months Ended
	June 29, 2024	July 1, 2023
Dividends declared	$89.6	$93.0
Dividends paid	89.1	92.1
Dividends payable on shares of common stock to be distributed under the Company's stock-based compensation program will be paid when such shares are distributed.
(16) Legal and Other Contingencies
As of June 29, 2024 and December 31, 2023, the Company had recorded reserves for pending legal disputes, including commercial disputes, product liability claims and other legal matters, of $14.2 million and $13.5 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Reserves for warranty and recall matters are recorded separately from legal reserves, as described below.

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
The Company records reserves for warranty and recall matters when liability is probable and related amounts are reasonably estimable.
A summary of the changes in reserves for warranty and recall matters for the six months ended June 29, 2024, is shown below (in millions):

Balance at January 1, 2024	$32.4
Expense, net (including changes in estimates)	5.5
Settlements	(6.6)
Foreign currency translation and other	0.4
Balance at June 29, 2024	$31.7
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
As of June 29, 2024 and December 31, 2023, the Company had recorded environmental reserves of $4.9 million. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
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
A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended June 29, 2024
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$4,447.0	$1,565.4	$—	$6,012.4
Segment earnings (1)	276.0	69.5	(84.7)	260.8
Depreciation and amortization	100.9	47.9	5.1	153.9
Capital expenditures	82.3	34.8	3.7	120.8
Total assets	8,590.8	4,070.4	2,020.7	14,681.9

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended July 1, 2023
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$4,468.1	$1,531.1	$—	$5,999.2
Segment earnings (1)	292.9	52.9	(87.6)	258.2
Depreciation and amortization	98.6	47.4	5.2	151.2
Capital expenditures	89.3	73.7	5.3	168.3
Total assets	8,852.3	4,054.0	1,892.2	14,798.5

	Six Months Ended June 29, 2024
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$8,924.6	$3,082.4	$—	$12,007.0
Segment earnings (1)	517.6	123.6	(183.9)	457.3
Depreciation and amortization	201.5	97.5	10.2	309.2
Capital expenditures	145.9	80.4	8.1	234.4

	Six Months Ended July 1, 2023
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$8,921.1	$2,923.6	$—	$11,844.7
Segment earnings (1)	578.7	95.2	(178.4)	495.5
Depreciation and amortization	194.5	93.6	10.3	298.4
Capital expenditures	152.9	117.3	9.9	280.1
(1) See definition above
A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Segment earnings	$260.8	$258.2	$457.3	$495.5
Interest expense, net	26.9	26.2	53.0	50.4
Other expense, net	7.4	19.5	20.9	33.2
Consolidated income before provision for income taxes and equity in net income of affiliates	$226.5	$212.5	$383.4	$411.9
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

	June 29, 2024	December 31, 2023
Estimated aggregate fair value (1)	$2,428.7	$2,464.5
Aggregate carrying value (1) (2)	2,750.0	2,750.0
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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Cash, Cash Equivalents and Restricted Cash
The Company has cash on deposit that is legally restricted as to use or withdrawal. A reconciliation of cash and cash equivalents reported on the accompanying condensed consolidated balance sheets to cash, cash equivalents and restricted cash reported on the accompanying condensed consolidated statements of cash flows is shown below (in millions):

	June 29, 2024	July 1, 2023
Balance sheet:
Cash and cash equivalents	$950.3	$901.9
Restricted cash included in other current assets	1.8	1.4
Restricted cash included in other long-term assets	1.5	2.0
Statement of cash flows:
Cash, cash equivalents and restricted cash	$953.6	$905.3
Accounts Receivable
The Company's allowance for credit losses on financial assets measured at amortized cost, primarily accounts receivable, reflects management's estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. The Company also considers geographic and segment specific risk factors in the development of expected credit losses. As of June 29, 2024 and December 31, 2023, accounts receivable are reflected net of reserves of $36.8 million and $35.6 million, respectively. Changes in expected credit losses were not significant in the first six months of 2024.
Marketable Equity Securities
Marketable equity securities, which the Company accounts for under the fair value option, are included in the accompanying condensed consolidated balance sheets as shown below (in millions):

	June 29, 2024	December 31, 2023
Current assets	$6.2	$4.8
Other long-term assets	74.1	68.5
	$80.3	$73.3
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
Equity Securities Without Readily Determinable Fair Values
As of June 29, 2024 and December 31, 2023, investments in equity securities without readily determinable fair values of $11.2 million are included in other long-term assets in the accompanying condensed consolidated balance sheets. Such investments are valued at cost, less cumulative impairments of $17.0 million as of June 29, 2024 and December 31, 2023. In the six months ended July 1, 2023, the Company recognized a loss of $5.0 million related to the impairment of an investment in equity securities without a readily determinable fair value.

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
Foreign Exchange
The Company uses forwards, swaps and other derivative contracts to reduce the effects of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce exposure to fluctuations in foreign exchange rates. The principal currencies hedged by the Company include the Mexican peso, various European currencies, the Chinese renminbi and the Philippine peso.
Foreign currency derivative contracts not designated as hedging instruments consist principally of hedges of cash transactions, intercompany loans and certain other balance sheet exposures.
Net Investment Hedges
The Company uses cross-currency interest rate swaps, which are designated as net investment hedges of the foreign currency rate exposure of its investment in certain Euro-denominated subsidiaries. In the six months ended June 29, 2024 and July 1, 2023, contra interest expense on net investment hedges of $1.2 million is included in interest expense, net in the accompanying condensed consolidated statements of comprehensive income (loss).

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Balance Sheet Classification
The notional amount, estimated aggregate fair value and related balance sheet classification of the Company's foreign currency and net investment hedge contracts are shown below (in millions, except for maturities):

	June 29, 2024	December 31, 2023
Fair value of foreign currency contracts designated as cash flow hedges:
Other current assets	$52.3	$137.2
Other long-term assets	4.3	19.9
Other current liabilities	(17.2)	(1.8)
Other long-term liabilities	(30.6)	(0.5)
	8.8	154.8
Notional amount	$2,437.2	$2,352.3
Outstanding maturities in months, not to exceed	36	24
Fair value of derivatives designated as net investment hedges:
Other long-term assets	$2.6	$—
Other long-term liabilities	—	(1.1)
	2.6	(1.1)
Notional amount	$150.0	$150.0
Outstanding maturities in months, not to exceed	21	27
Fair value of foreign currency contracts not designated as hedging instruments:
Other current assets	$2.2	$5.8
Other current liabilities	(2.3)	(1.2)
	(0.1)	4.6
Notional amount	$455.2	$569.9
Outstanding maturities in months, not to exceed	4	1
Total fair value	$11.3	$158.3
Total notional amount	$3,042.4	$3,072.2
Accumulated Other Comprehensive Loss — Derivative Instruments and Hedging
Pretax amounts related to foreign currency and net investment hedge contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign currency contracts	$(120.7)	$96.3	$(59.2)	$192.0
Net investment hedge contracts	0.8	(2.5)	3.7	(3.3)
	(119.9)	93.8	(55.5)	188.7
(Gains) losses reclassified from accumulated other comprehensive loss to:
Net sales	(1.1)	(0.3)	(2.5)	0.4
Cost of sales	(40.9)	(45.2)	(84.3)	(69.3)
Interest expense, net	0.6	0.6	1.2	1.2
Other expense, net	—	—	—	0.4
	(41.4)	(44.9)	(85.6)	(67.3)
Comprehensive income (loss)	$(161.3)	$48.9	$(141.1)	$121.4

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
As of June 29, 2024 and December 31, 2023, pretax net gains of $15.2 million and $156.3 million, respectively, related to the Company's derivative instruments and hedging activities were recorded in accumulated other comprehensive loss.
During the next twelve-month period, net gains (losses) expected to be reclassified into earnings are shown below (in millions):

Foreign currency contracts	$35.2
Interest rate swap contracts	(2.4)
Total	$32.8
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
Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of June 29, 2024 and December 31, 2023, are shown below (in millions):

	June 29, 2024
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$8.7	Market/ Income	$—	$8.7	$—
Net investment hedges	Recurring	2.6	Market/ Income	—	2.6	—
Marketable equity securities	Recurring	80.3	Market	80.3	—	—

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	December 31, 2023
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$159.4	Market/ Income	$—	$159.4	$—
Net investment hedges	Recurring	(1.1)	Market/ Income	—	(1.1)	—
Marketable equity securities	Recurring	73.3	Market	73.3	—	—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company's counterparties. If an estimate of the credit spread is required, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of June 29, 2024 and December 31, 2023, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy in the first six months of 2024.
Items Measured at Fair Value on a Non-Recurring Basis
The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy.
In the six months ended June 29, 2024, the Company completed impairment assessments related to certain of its property, plant and equipment and right-of-use assets and recorded related impairment charges of $5.4 million and $0.9 million, respectively. The fair value estimates of the related assets were based on management's estimates using a discounted cash flow method.
In the six months ended July 1, 2023, the Company completed impairment assessments related to certain of its property, plant and equipment, right-of-use assets and intangible assets and recorded related impairment charges of $2.3 million, $9.6 million and $1.9 million, respectively. The fair value estimates of the related assets were based on management's estimates using a discounted cash flow method.
As of June 29, 2024, there were no additional significant assets or liabilities measured at fair value on a non-recurring basis.
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

LEAR CORPORATION
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
•Build on our reputation for operational excellence through investment in automation and digital technologies; and
•Prioritize people and the planet through our sustainability initiatives to drive business growth, cost reductions and improved employee retention.
IDEA by Lear - Innovative. Digital. Engineered. Automated. - is the evolution of our strategy to drive growth and improve profitability. IDEA reflects our commitment to continue to strengthen our competitive position in both of our business segments through the development of innovative products and the utilization of advanced technologies and process automation that improve our profitability through increased efficiency and extend our leadership position in operational excellence.
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
In 2020, the automotive industry experienced a significant decline in global production volumes as a result of the COVID-19 pandemic. Although 2023 industry production returned to pre-pandemic levels, 2024 industry production is expected to remain approximately 7% below 2017 peak levels (based on July 2024 S&P Global Mobility projections). Since 2020, the global economy, as well as the automotive industry, has been influenced directly and indirectly by macroeconomic events resulting in unfavorable conditions, including shortages of semiconductor chips and other components, elevated inflation levels on commodities and labor, higher interest rates, and labor and energy shortages in certain markets. Certain of these factors, among others, continue to impact consumer demand, as well as the ability of automotive manufacturers to produce vehicles to meet demand. Our strategy to mitigate the impact of these factors encompasses our comprehensive cost management process, including cost technology optimization, actions to further align our manufacturing capacity to the current industry production environment and investments in automation technologies. This will allow us to enhance operational efficiencies, improve the utilization of existing facilities and equipment to reduce future expenditures, and streamline administrative functions. For a description of related risks, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2023.

LEAR CORPORATION
Global automotive industry production volumes in the first six months of 2024, as compared to the first six months of 2023, are shown below (in thousands of units):

	Six Months Ended
	June 29, 2024 (1)	July 1, 2023 (1) (2)	% Change
North America	8,119.3	7,977.6	2%
Europe and Africa	9,263.7	9,598.2	(3)%
Asia	23,381.8	23,209.7	1%
South America	1,275.9	1,372.7	(7)%
Other	871.3	821.7	6%
Global light vehicle production	42,912.0	42,979.9	—%
(1) Production data based on S&P Global Mobility
(2) Production data for 2023 have been updated from our second quarter 2023 Quarterly Report on Form 10-Q to reflect actual production levels
Automotive sales and production can also be affected by the age of the vehicle fleet and related scrappage rates, labor relations issues, labor shortages, fuel prices, regulatory requirements, government initiatives, trade agreements, tariffs and other non-tariff trade barriers, the availability and cost of credit, the availability and cost of critical components, logistics issues, restructuring actions of our customers and suppliers, facility closures and increased competition, as well as consumer preferences regarding vehicle powertrains (including preferences regarding hybrid and electric vehicles), size, configuration and features, among other factors. Our operating results are also significantly impacted by the overall commercial success of the vehicle platforms for which we supply particular products, as well as the profitability of the products, including the level of vertical integration, that we supply for these platforms. The loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could adversely affect our operating results. In addition, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating results.
Our percentage of consolidated net sales by region in the first six months of 2024 and 2023 is shown below:

	Six Months Ended
	June 29, 2024	July 1, 2023
North America	42%	41%
Europe and Africa	37%	37%
Asia	18%	18%
South America	3%	4%
Total	100%	100%
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
Our material cost as a percentage of net sales was 64.4% in the first six months of 2024, as compared to 65.7% in the first six months of 2023. Raw material, energy, commodity and product component costs can be volatile, reflecting, among other things, changes in supply and demand, logistics issues, global trade and tariff policies, and geopolitical issues. Our primary commodity cost exposures relate to steel, copper and leather. We have developed and implemented strategies to mitigate the impact of such costs through the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, contractual recovery mechanisms and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. Further, our exposure to changes in steel prices is primarily indirect, through purchased components, and a significant portion of our copper, leather and direct steel purchases are subject to price index agreements with our customers and suppliers. Certain of these strategies also may limit our opportunities in a declining price environment. In the current environment of elevated raw material, energy, commodity and product component costs, these strategies, together with commercial negotiations with our customers and suppliers, have offset a significant portion of the

LEAR CORPORATION
adverse impact. In addition, the availability of raw materials, energy, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Operational Restructuring
In the first six months of 2024, we incurred pretax restructuring costs of $84 million and related manufacturing inefficiency charges of approximately $3 million, as compared to pretax restructuring costs of $48 million and related manufacturing inefficiency charges of approximately $1 million in the first six months of 2023. None of the individual restructuring actions initiated in the first six months of 2024 were material. Further, there have been no changes in previously initiated restructuring actions that have resulted (or will result) in a material change to our restructuring costs.
Our restructuring actions include plant closures and workforce reductions and are initiated to maintain our competitive footprint or are in response to customer initiatives or changes in global and regional automotive markets. Our restructuring actions are designed to maintain or improve our operating results and profitability throughout the automotive industry cycles. Restructuring actions are generally funded within twelve months of initiation and are funded by cash flows from operating activities and existing cash balances. We expect to incur approximately $57 million of additional restructuring costs related to activities initiated as of June 29, 2024, all of which are expected to be incurred in the next twelve months. We plan to implement additional restructuring actions in order to align our manufacturing capacity and other costs with prevailing regional automotive production levels. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
For further information, see Note 3, "Restructuring," to the condensed consolidated financial statements included in this Form 10-Q (this "Report").
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
Since the first quarter of 2011, our Board of Directors (the "Board") has authorized $6.7 billion in share repurchases under our common stock share repurchase program (the "Repurchase Program"), including an increase in our share repurchase authorization to $1.5 billion on February 16, 2024. In the first six months of 2024, we repurchased $90 million of shares. As of June 29, 2024, we have a remaining repurchase authorization of $1.4 billion, which expires on December 31, 2026.

LEAR CORPORATION
Our Board declared a quarterly cash dividend of $0.77 per share of common stock in the first and second quarters of 2024.
For further information related to our common stock share repurchase program and our quarterly cash dividends, see "— Liquidity and Capital Resources — Capitalization" below and Note 15, "Comprehensive Income (Loss) and Equity," to the condensed consolidated financial statements included in this Report.
Other Matters
In the three and six months ended June 29, 2024, we recognized net tax benefits of $10 million and $23 million, respectively, related to the release of tax reserves and audit settlements at foreign subsidiaries, restructuring charges and various other items.
In the three and six months ended July 1, 2023, we recognized net tax benefits of $14 million and $17 million, respectively, related to the release of valuation allowances at a foreign subsidiary, the release of tax reserves at foreign subsidiaries, restructuring charges and various other items.
Our results for the three and six months ended June 29, 2024 and July 1, 2023, reflect the following items (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Costs related to restructuring actions, including manufacturing inefficiencies of $2 million and $3 million in the three and six months ended June 29, 2024, respectively, and $1 million in the three and six months ended July 1, 2023	$32	$34	$86	$49
Impairments related to Fisker Inc. ("Fisker")	—	—	15	—
Impairments related to Russian operations	—	—	1	—
Intangible asset impairment	—	1	—	2
Acquisition costs	—	—	1	1
Acquisition-related inventory fair value adjustment	—	2	—	2
Foreign exchange (gains) losses due to foreign exchange rate volatility related to Russia	1	(1)	1	(2)
Loss related to affiliate	—	—	2	5
Tax benefit, net	(10)	(14)	(23)	(17)
For further information regarding these items, see Note 2, "Acquisition," Note 3, "Restructuring," Note 6, "Long-Lived Assets," Note 12, "Other Expense, Net," Note 13, "Income Taxes," and Note 18, "Financial Instruments," to the condensed consolidated financial statements included in this Report.
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

LEAR CORPORATION
RESULTS OF OPERATIONS
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three Months Ended				Six Months Ended
	June 29, 2024		July 1, 2023		June 29, 2024		July 1, 2023
Net sales
Seating	$4,447.0	74.0%	$4,468.1	74.5%	$8,924.6	74.3%	$8,921.1	75.3%
E-Systems	1,565.4	26.0	1,531.1	25.5	3,082.4	25.7	2,923.6	24.7
Net sales	6,012.4	100.0	5,999.2	100.0	12,007.0	100.0	11,844.7	100.0
Cost of sales	5,563.6	92.5	5,542.2	92.4	11,160.1	92.9	10,957.7	92.5
Gross profit	448.8	7.5	457.0	7.6	846.9	7.1	887.0	7.5
Selling, general and administrative expenses	175.3	2.9	182.8	3.0	361.8	3.0	359.6	3.0
Amortization of intangible assets	12.7	0.2	16.0	0.3	27.8	0.2	31.9	0.3
Interest expense, net	26.9	0.4	26.2	0.4	53.0	0.5	50.4	0.4
Other expense, net	7.4	0.1	19.5	0.4	20.9	0.2	33.2	0.3
Provision for income taxes	46.2	0.8	41.5	0.7	86.7	0.7	87.1	0.8
Equity in net income of affiliates	(14.1)	(0.2)	(16.2)	(0.3)	(24.6)	(0.2)	(25.8)	(0.2)
Net income attributable to noncontrolling interests	21.3	0.4	18.5	0.3	38.6	0.3	38.3	0.3
Net income attributable to Lear	$173.1	2.9%	$168.7	2.8%	$282.7	2.4%	$312.3	2.6%
Three Months Ended June 29, 2024 vs. Three Months Ended July 1, 2023
Net sales in the second quarter of both 2024 and 2023 were $6.0 billion. New business in every region favorably impacted net sales by $246 million. This increase was offset by lower production volumes on Lear platforms in every region, which reduced net sales by $236 million. Commercial recoveries were offset by the impact of foreign exchange rate fluctuations and selling price reductions.

(in millions)	Cost of Sales
Second quarter 2023	$5,542.2
Material cost	(48.0)
Labor and other	63.0
Depreciation	6.4
Second quarter 2024	$5,563.6
Cost of sales was $5.6 billion in the second quarter of 2024, as compared to $5.5 billion in the second quarter of 2023. New business increased cost of sales. This increase was offset by lower production volumes on Lear platforms, which reduced cost of sales.
Gross profit and gross margin were $449 million and 7.5% of net sales, respectively, in the second quarter of 2024, as compared to $457 million and 7.6% of net sales, respectively, in the second quarter of 2023. Lower production volumes on Lear platforms, net of new business, reduced gross profit by $22 million. The impact of favorable operating performance, including the benefit of restructuring actions, was partially offset by the impact of selling price reductions and foreign exchange rate fluctuations. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $175 million in the second quarter of 2024, as compared to $183 million in the second quarter of 2023, primarily reflecting lower compensation-related expenses. As a percentage of net sales, selling, general and administrative expenses were 2.9% in the second quarter of 2024 and 3.0% in the second quarter of 2023.
Amortization of intangible assets was $13 million in the second quarter of 2024, as compared to $16 million, including a $1 million impairment charge, in the second quarter of 2023.
Interest expense, net was $27 million in the second quarter of 2024, as compared to $26 million in the second quarter of 2023.
Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the disposal of fixed assets, the non-service cost

LEAR CORPORATION
components of net periodic benefit cost and other miscellaneous income and expense, was $7 million in the second quarter of 2024, as compared to $20 million in the second quarter of 2023. In the second quarters of 2024 and 2023, we recognized foreign exchange losses of $7 million and $16 million, respectively.
In the second quarter of 2024, the provision for income taxes was $46 million, representing an effective tax rate of 20.4% on pretax income before equity in net income of affiliates of $227 million. In the second quarter of 2023, the provision for income taxes was $42 million, representing an effective tax rate of 19.5% on pretax income before equity in net income of affiliates of $213 million, for the reasons described below. For further information, see Note 13, "Income Taxes," to the condensed consolidated financial statements included in this Report.
In the second quarters of 2024 and 2023, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In the second quarter of 2024, we recognized net tax benefits of $10 million related to the release of tax reserves and audit settlements at foreign subsidiaries, restructuring charges and various other items. In the second quarter of 2023, we recognized net tax benefits of $14 million related to the release of valuation allowances on the deferred tax assets of a foreign subsidiary, the release of tax reserves at foreign subsidiaries, restructuring charges and various other items.
Excluding these items, the effective tax rate for the second quarters of 2024 and 2023 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $14 million in the second quarter of 2024, as compared to $16 million in the second quarter of 2023.
Net income attributable to Lear was $173 million, or $3.02 per diluted share, in the second quarter of 2024, as compared to $169 million, or $2.84 per diluted share, in the second quarter of 2023. Net income and diluted net income per share increased for the reasons described above.
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
Seating
A summary of the financial measures for our Seating segment is shown below (dollar amounts in millions):

	Three Months Ended
	June 29, 2024	July 1, 2023
Net sales	$4,447.0	$4,468.1
Segment earnings (1)	276.0	292.9
Margin	6.2%	6.6%
(1) See definition above
Seating net sales were $4.4 billion in the second quarter of 2024 , as compared to $4.5 billion in the second quarter of 2023. Lower production volumes on Lear platforms negatively impacted net sales by $183 million. This decrease was offset by new

LEAR CORPORATION
business, which increased net sales by $150 million. Commercial recoveries were offset by the impact of foreign exchange rate fluctuations and selling price reductions.
Segment earnings, including restructuring costs, and the related margin on net sales were $276 million and 6.2% in the second quarter of 2024, as compared to $293 million and 6.6% in the second quarter of 2023. Lower production volumes on Lear platforms, net of new business, reduced segment earnings by $23 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, was partially offset by selling price reductions and foreign exchange rate fluctuations.
E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Three Months Ended
	June 29, 2024	July 1, 2023
Net sales	$1,565.4	$1,531.1
Segment earnings (1)	69.5	52.9
Margin	4.4%	3.5%
(1) See definition above
E-Systems net sales were $1.6 billion in the second quarter of 2024, as compared to $1.5 billion in the second quarter of 2023, reflecting an increase of $34 million or 2%. New business favorably impacted net sales by $96 million. This increase was offset by lower production volumes on Lear platforms, which reduced net sales by $53 million. Commercial recoveries were offset by the impact of foreign exchange rate fluctuations and selling price reductions.
Segment earnings, including restructuring costs, and the related margin on net sales were $70 million and 4.4% in the second quarter of 2024, as compared to $53 million and 3.5% in the second quarter of 2023. New business, net of lower production volumes on Lear platforms, increased segment earnings by $1 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, was partially offset by selling price reductions.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three Months Ended
	June 29, 2024	July 1, 2023
Net sales	$—	$—
Segment earnings (1)	(84.7)	(87.6)
Margin	N/A	N/A
(1) See definition above
Segment earnings related to our other category were ($85) million in the second quarter of 2024, as compared to ($88) million in the second quarter of 2023.

LEAR CORPORATION
Six Months Ended June 29, 2024 vs. Six Months Ended July 1, 2023
Net sales for the six months ended June 29, 2024 were $12.0 billion, as compared to $11.8 billion for the six months ended July 1, 2023, an increase of $0.2 billion or 1%. New business in every region and our acquisition of IGB favorably impacted net sales by $360 million and $67 million, respectively. These increases were offset by lower production volumes on Lear platforms in Europe, Asia and South America, which reduced net sales by $300 million. Commercial recoveries were offset by the impact of selling price reductions and foreign exchange rate fluctuations.

(in millions)	Cost of Sales
First six months of 2023	$10,957.7
Material cost	(50.2)
Labor and other	237.0
Depreciation	15.6
First six months of 2024	$11,160.1
Cost of sales in the first six months of 2024 was $11.2 billion, as compared to $11.0 billion in the first six months of 2023. New business and our acquisition of IGB increased cost of sales. These increases were offset by lower production volumes on Lear platforms, which reduced cost of sales.
Gross profit and gross margin were $847 million and 7.1% of net sales, respectively, for the six months ended June 29, 2024, as compared to $887 million and 7.5% of net sales, respectively, for the six months ended July 1, 2023. Higher restructuring costs and impairment charges related to Fisker reduced gross profit by $53 million. Lower production volumes on Lear platforms, net of new business, also reduced gross profit by $15 million. The impact of favorable operating performance, including the benefit of restructuring actions, was partially offset by selling price reductions and foreign exchange rate fluctuations. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $362 million in the first six months of 2024, as compared to $360 million in the first six months of 2023. As a percentage of net sales, selling, general and administrative expenses were 3.0% in the first six months of 2024 and 2023.
Amortization of intangible assets was $28 million in the first six months of 2024, as compared to $32 million, including a $2 million impairment charge, in the first six months of 2023.
Interest expense, net was $53 million in the first six months of 2024, as compared to $50 million in the first six months of 2023.
Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the disposal of fixed assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was $21 million in the six months ended June 29, 2024, as compared to $33 million in the six months ended July 1, 2023. In the first six months of 2024 and 2023, we recognized foreign exchange losses of $18 million and $21 million, respectively. In the first six months of 2023, we also recognized a loss of $5 million related to the impairment of an affiliate.
For the six months ended June 29, 2024, the provision for income taxes was $87 million, representing an effective tax rate of 22.6% on pretax income before equity in net income of affiliates of $383 million. For the six months ended July 1, 2023, the provision for income taxes was $87 million, representing an effective tax rate of 21.1% on pretax income before equity in net income of affiliates of $412 million, for reasons described below. For further information, see Note 13, "Income Taxes," to the condensed consolidated financial statements included in this Report.
In the first six months of 2024 and 2023, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In the first six months of 2024, we recognized net tax benefits of $23 million related to the release of tax reserves and audit settlements at foreign subsidiaries, restructuring charges and various other items. In the first six months of 2023, we recognized net tax benefits of $17 million related to the release of valuation allowances on deferred tax assets of a foreign subsidiary, the release of tax reserves at foreign subsidiaries, restructuring charges and various other items.
Excluding these items, the effective tax rate for the first six months of 2024 and 2023 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $25 million in the first six months of 2024, as compared to $26 million in the first six months of 2023.
Net income attributable to Lear was $283 million, or $4.92 per diluted share, for the six months ended June 29, 2024, as compared to $312 million, or $5.25 per diluted share, for the six months ended July 1, 2023. Net income and diluted net income per share decreased for the reasons described above.

LEAR CORPORATION
Reportable Operating Segments
We have two reportable operating segments: Seating and E-Systems. For a description of our reportable operating segments, see "Executive Overview" and "Three Months Ended June 29, 2024 vs. Three Months Ended July 1, 2023 — Reportable Operating Segments" above.
Seating
A summary of the financial measures for our Seating segment is shown below (dollar amounts in millions):

	Six Months Ended
	June 29, 2024	July 1, 2023
Net sales	$8,924.6	$8,921.1
Segment earnings (1)	517.6	578.7
Margin	5.8%	6.5%
(1) See definition above
Seating net sales were $8.9 billion for both the six months ended June 29, 2024 and July 1, 2023. New business and our acquisition of IGB favorably impacted net sales by $230 million and $67 million, respectively. These increases were offset by lower production volumes on Lear platforms, which reduced net sales by $327 million. Commercial recoveries were partially offset by the impact of selling price reductions and foreign exchange rate fluctuations.
Segment earnings, including restructuring costs, and the related margin on net sales were $518 million and 5.8% for the six months ended June 29, 2024, as compared to $579 million and 6.5% for the six months ended July 1, 2023. Lower production volumes on Lear platforms, net of new business, reduced segment earnings by $36 million. Higher restructuring costs also reduced segment earnings by $30 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, was partially offset by selling price reductions and foreign exchange rate fluctuations.
E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Six Months Ended
	June 29, 2024	July 1, 2023
Net sales	$3,082.4	$2,923.6
Segment earnings (1)	123.6	95.2
Margin	4.0%	3.3%
(1) See definition above
E-Systems net sales were $3.1 billion for the six months ended June 29, 2024, as compared to $2.9 billion for the six months ended July 1, 2023, an increase of $159 million or 5%. New business and higher production volumes on Lear platforms favorably impacted net sales by $130 million and $51 million, respectively. Commercial recoveries were offset by the impact of selling price reductions and foreign exchange rate fluctuations.
Segment earnings, including restructuring costs, and the related margin on net sales were $124 million and 4.0% for the six months ended June 29, 2024, as compared to $95 million and 3.3% for the six months ended July 1, 2023. New business and higher production volumes on Lear platforms increased segment earnings by $21 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, was partially offset by selling price reductions, impairment charges related to Fisker and higher restructuring costs.

LEAR CORPORATION
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Six Months Ended
	June 29, 2024	July 1, 2023
Net sales	$—	$—
Segment earnings (1)	(183.9)	(178.4)
Margin	N/A	N/A
(1) See definition above
Segment earnings related to our other category were ($184) million in the first six months of 2024, as compared to ($178) million in the first six months of 2023.
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
As of June 29, 2024 and December 31, 2023, cash and cash equivalents of $672 million and $803 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans and the payment of dividends. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear that would have a material impact on Lear.
For further information related to potential dividends from our non-U.S. subsidiaries, see Note 9, "Income Taxes," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Adequacy of Liquidity Sources
As of June 29, 2024, we had $950 million of cash and cash equivalents on hand and $2.0 billion in available borrowing capacity under our credit agreement. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs for the foreseeable future and to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly cash dividends and repurchase shares of our common stock pursuant to our authorized common stock share repurchase program, although such actions are at the discretion of our Board and will depend upon our financial condition, results of operations, capital requirements, prevailing market conditions, alternative uses of capital and other factors that our Board may consider at its discretion.
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

LEAR CORPORATION
Cash Flows
A summary of net cash used in operating activities is shown below (in millions):

	Six Months Ended
	June 29, 2024	July 1, 2023	Increase (Decrease) in Cash Flow
Consolidated net income and depreciation and amortization	$631	$649	$(18)
Net change in working capital items:
Accounts receivable	(556)	(775)	219
Inventory	21	(74)	95
Accounts payable	186	410	(224)
Accrued liabilities and other	(16)	111	(127)
Net change in working capital items	(365)	(328)	(37)
Other	(9)	(45)	36
Net cash provided by operating activities	$257	$276	$(19)

Net cash used in investing activities	$(230)	$(450)	$220

Net cash used in financing activities	$(251)	$(48)	$(203)
Operating Activities
In the first six months of 2024 and 2023, net cash provided by operating activities was $257 million and $276 million, respectively.
Investing Activities
Net cash used in investing activities was $230 million in the first six months of 2024, as compared to $450 million in the first six months of 2023. In the first six months of 2023, we paid $175 million for our acquisition of IGB. Capital spending was $234 million in the first six months of 2024, as compared to $280 million in the first six months of 2023. Capital spending is estimated to be $650 million in 2024.
Financing Activities
Net cash used in financing activities was $251 million in the first six months of 2024, as compared to $48 million in the first six months of 2023. In the first six months of 2024, we paid $107 million for repurchases of our common stock, $89 million in dividends to Lear stockholders and $40 million in dividends to noncontrolling interest holders. In the first six months of 2023, we borrowed $150 million under our Term Loan and paid $53 million for repurchases of our common stock, $92 million in dividends to Lear stockholders and $46 million in dividends to noncontrolling interest holders.
Capitalization
Short-Term Borrowings
We utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. As of June 29, 2024 and December 31, 2023, we had lines of credit from banks totaling $356 million and $338 million, respectively. As of June 29, 2024 and December 31, 2023, we had short-term debt balances outstanding related to draws on our lines of credit of $27 million and $28 million, respectively.
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
OTHER MATTERS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims, and environmental and other matters. As of June 29, 2024, we have recorded reserves for pending legal disputes, including commercial and contractual disputes, product liability claims and other legal matters, of $14 million. In addition, as of June 29, 2024, we have recorded reserves for warranty and recall matters of $32 million and environmental matters of $5 million. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2023. For a more complete description of our outstanding material legal proceedings, see Note 16, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.
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

LEAR CORPORATION
For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates," and Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first six months of 2024.
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
A summary of the notional amount and estimated aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

	June 29, 2024	December 31, 2023
Notional amount (contract maturities < 36 months)	$2,892	$2,922
Fair value	9	159
Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Honduran lempira, the Chinese renminbi, the Brazilian real and the Japanese yen.
A sensitivity analysis of our net transactional exposure is shown below (in millions):

		Potential Earnings Benefit (Adverse Earnings Impact)
	Hypothetical Strengthening % (1)	June 29, 2024	December 31, 2023
U.S. dollar	10%	$10	$15
Euro	10%	28	34
(1) Relative to all other currencies to which it is exposed for a twelve-month period

LEAR CORPORATION
A sensitivity analysis related to the aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

		Estimated Change in Fair Value
	Hypothetical Change % (2)	June 29, 2024	December 31, 2023
U.S. dollar	10%	$165	$156
Euro	10%	90	98
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
Interest Rates
Our variable rate obligations are sensitive to changes in interest rates. As of June 29, 2024, we had $150 million outstanding under our Term Loan. Advances under the Term Loan generally bear interest based on the Daily or Term SOFR (as defined in the Term Loan agreement) plus a margin, determined in accordance with a pricing grid, that ranges from 1.00% to 1.525%. As of June 29, 2024, the interest rate was 6.555%.
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
(b)Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 29, 2024, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As discussed in Part I — Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Share Repurchase Program and Quarterly Cash Dividends," and Note 15, "Comprehensive Income (Loss) and Equity," to the condensed consolidated financial statements included in this Report, we have a remaining repurchase authorization of $1,409.8 million under our ongoing common stock share repurchase program.
A summary of the shares of our common stock repurchased during the quarter ended June 29, 2024, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
March 31, 2024 through April 27, 2024	108,272	$133.70	108,272	$1,455.4
April 28, 2024 through May 25, 2024	132,164	$127.94	132,164	1,438.5
May 26, 2024 through June 29, 2024	237,496	$120.80	237,496	1,409.8
Total	477,932	$125.70	477,932	$1,409.8
ITEM 5 — OTHER INFORMATION
Rule 10b5-1 Trading Plan
During the three months ended June 29, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

LEAR CORPORATION
ITEM 6 — EXHIBITS
Exhibit Index

	Exhibit Number	Exhibit Name
*	10.1
Employment Agreement, dated May 16, 2024, by and between Lear Corporation and Nicholas J. Roelli (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 20, 2024).

**	31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
**	31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
**	32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
***	101.INS	XBRL Instance Document.
****	101.SCH	XBRL Taxonomy Extension Schema Document.
****	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
****	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
****	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
****	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
***	104	Cover Page Interactive Data File.

*	Compensatory plan or arrangement.
**	Filed herewith.
***	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
****	Submitted electronically with the Report.

LEAR CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated:	July 25, 2024	By:	/s/ Raymond E. Scott
Raymond E. Scott
President and Chief Executive Officer

		By:	/s/ Jason M. Cardew
Jason M. Cardew
Senior Vice President and Chief Financial Officer