Form 10-Q
period 2024-09-28
LEAR CORP
filed 2024-10-24
CIK 842162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 21, 2024, the number of shares outstanding of the registrant's common stock was 54,341,276 shares.

LEAR CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 28, 2024
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

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 28, 2024 (1)	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$763.9	$1,196.3
Accounts receivable	4,289.4	3,681.2
Inventories	1,768.1	1,758.0
Other	987.1	1,001.4
Total current assets	7,808.5	7,636.9
LONG-TERM ASSETS:
Property, plant and equipment, net	2,912.2	2,977.4
Goodwill	1,754.4	1,737.9
Other	2,343.0	2,343.3
Total long-term assets	7,009.6	7,058.6
Total assets	$14,818.1	$14,695.5

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$27.8	$27.5
Accounts payable and drafts	3,493.7	3,434.2
Accrued liabilities	2,368.9	2,205.2
Current portion of long-term debt	2.3	0.3
Total current liabilities	5,892.7	5,667.2
LONG-TERM LIABILITIES:
Long-term debt	2,767.8	2,742.6
Other	1,263.3	1,225.1
Total long-term liabilities	4,031.1	3,967.7
EQUITY:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 64,571,405 shares issued as of September 28, 2024 and December 31, 2023	0.6	0.6
Additional paid-in capital	1,064.7	1,050.5
Common stock held in treasury, 9,992,821 and 7,592,473 shares as of September 28, 2024 and December 31, 2023, respectively, at cost	(1,322.9)	(1,044.6)
Retained earnings	5,884.4	5,601.1
Accumulated other comprehensive loss	(861.6)	(688.8)
Lear Corporation stockholders' equity	4,765.2	4,918.8
Noncontrolling interests	129.1	141.8
Equity	4,894.3	5,060.6
Total liabilities and equity	$14,818.1	$14,695.5
 (1)     Unaudited
The accompanying notes are an integral part of these condensed consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$5,584.4	$5,781.0	$17,591.4	$17,625.7

Cost of sales	5,179.1	5,362.8	16,339.2	16,320.5
Selling, general and administrative expenses	174.1	182.5	535.9	542.1
Amortization of intangible assets	10.7	15.5	38.5	47.4
Interest expense, net	26.5	25.7	79.5	76.1
Other expense, net	3.4	5.8	24.3	39.0
Consolidated income before provision for income taxes and equity in net income of affiliates	190.6	188.7	574.0	600.6
Provision for income taxes	47.1	47.0	133.8	134.1
Equity in net income of affiliates	(12.5)	(10.4)	(37.1)	(36.2)
Consolidated net income	156.0	152.1	477.3	502.7
Less: Net income attributable to noncontrolling interests	20.2	19.2	58.8	57.5
Net income attributable to Lear	$135.8	$132.9	$418.5	$445.2

Basic net income per share attributable to Lear (Note 14)	$2.42	$2.26	$7.38	$7.54

Diluted net income per share attributable to Lear (Note 14)	$2.41	$2.25	$7.33	$7.50

Cash dividends declared per share	$0.77	$0.77	$2.31	$2.31

Average common shares outstanding	56,038,579	58,766,586	56,737,212	59,072,189

Average diluted shares outstanding	56,373,835	59,075,638	57,057,468	59,333,590

Consolidated comprehensive income (Condensed Consolidated Statements of Equity)	$228.4	$4.6	$306.1	$472.8
Less: Comprehensive income attributable to noncontrolling interests	24.8	18.5	60.4	51.0
Comprehensive income (loss) attributable to Lear	$203.6	$(13.9)	$245.7	$421.8
The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended September 28, 2024
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at June 29, 2024	$0.6	$1,052.6	$(1,115.2)	$5,793.2	$(929.4)	$4,801.8
Comprehensive income:
Net income	—	—	—	135.8	—	135.8
Other comprehensive income	—	—	—	—	67.8	67.8
Total comprehensive income	—	—	—	135.8	67.8	203.6
Stock-based compensation	—	16.0	—	—	—	16.0
Net issuance of 23,695 shares held in treasury in settlement of stock-based compensation	—	(3.9)	3.5	(0.7)	—	(1.1)
Repurchase of 1,875,382 shares of common stock at average price of $111.48 per share	—	—	(211.2)	—	—	(211.2)
Dividends declared to Lear Corporation stockholders	—	—	—	(43.9)	—	(43.9)
Dividends declared to noncontrolling interest holders	—	—	—	—	—	—
Balance at September 28, 2024	$0.6	$1,064.7	$(1,322.9)	$5,884.4	$(861.6)	$4,765.2

	Nine Months Ended September 28, 2024
	Common Stock	Additional Paid-In Capital	Common Stock Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Lear Corporation Stockholders' Equity
Balance at January 1, 2024	$0.6	$1,050.5	$(1,044.6)	$5,601.1	$(688.8)	$4,918.8
Comprehensive income (loss):
Net income	—	—	—	418.5	—	418.5
Other comprehensive income (loss)	—	—	—	—	(172.8)	(172.8)
Total comprehensive income (loss)	—	—	—	418.5	(172.8)	245.7
Stock-based compensation	—	50.6	—	—	—	50.6
Net issuance of 168,740 shares held in treasury in settlement of stock-based compensation	—	(36.4)	23.8	(1.7)	—	(14.3)
Repurchase of 2,569,088 shares of common stock at average price of $116.48 per share	—	—	(302.1)	—	—	(302.1)
Dividends declared to Lear Corporation stockholders	—	—	—	(133.5)	—	(133.5)
Dividends declared to noncontrolling interest holders	—	—	—	—	—	—
Balance at September 28, 2024	$0.6	$1,064.7	$(1,322.9)	$5,884.4	$(861.6)	$4,765.2

The accompanying notes are an integral part of these condensed consolidated statements.

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions, except share and per share data)

	Three Months Ended September 28, 2024
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity
Balance at June 29, 2024	$4,801.8	$112.2	$4,914.0
Comprehensive income:
Net income	135.8	20.2	156.0
Other comprehensive income	67.8	4.6	72.4
Total comprehensive income	203.6	24.8	228.4
Stock-based compensation	16.0	—	16.0
Net issuance of 23,695 shares held in treasury in settlement of stock-based compensation	(1.1)	—	(1.1)
Repurchase of 1,875,382 shares of common stock at average price of $111.48 per share	(211.2)	—	(211.2)
Dividends declared to Lear Corporation stockholders	(43.9)	—	(43.9)
Dividends declared to noncontrolling interest holders	—	(7.9)	(7.9)
Balance at September 28, 2024	$4,765.2	$129.1	$4,894.3

	Nine Months Ended September 28, 2024
	Lear Corporation Stockholders' Equity	Non-controlling Interests	Equity
Balance at January 1, 2024	$4,918.8	$141.8	$5,060.6
Comprehensive income (loss):
Net income	418.5	58.8	477.3
Other comprehensive income (loss)	(172.8)	1.6	(171.2)
Total comprehensive income (loss)	245.7	60.4	306.1
Stock-based compensation	50.6	—	50.6
Net issuance of 168,740 shares held in treasury in settlement of stock-based compensation	(14.3)	—	(14.3)
Repurchase of 2,569,088 shares of common stock at average price of $116.48 per share	(302.1)	—	(302.1)
Dividends declared to Lear Corporation stockholders	(133.5)	—	(133.5)
Dividends declared to noncontrolling interest holders	—	(73.1)	(73.1)
Balance at September 28, 2024	$4,765.2	$129.1	$4,894.3

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

LEAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended
	September 28, 2024	September 30, 2023
Cash Flows from Operating Activities:
Consolidated net income	$477.3	$502.7
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	461.6	450.3
Net change in recoverable customer engineering, development and tooling	(54.1)	(65.3)
Net change in working capital items (see below)	(506.1)	(254.0)
Other, net	60.6	45.9
Net cash provided by operating activities	439.3	679.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(366.6)	(433.3)
Acquisition of I.G. Bauerhin, net of cash acquired	(0.8)	(174.5)
Other, net	(0.5)	4.7
Net cash used in investing activities	(367.9)	(603.1)
Cash Flows from Financing Activities:
Repurchases of common stock	(310.8)	(138.0)
Dividends paid to Lear Corporation stockholders	(131.9)	(137.3)
Dividends paid to noncontrolling interests	(70.3)	(73.8)
Short-term borrowings, net	—	17.6
Term loan borrowings	—	150.0
Other, net	6.7	(26.3)
Net cash used in financing activities	(506.3)	(207.8)
Effect of foreign currency translation	4.1	(2.9)
Net Change in Cash, Cash Equivalents and Restricted Cash	(430.8)	(134.2)
Cash, Cash Equivalents and Restricted Cash as of Beginning of Period	1,198.5	1,117.4
Cash, Cash Equivalents and Restricted Cash as of End of Period	$767.7	$983.2

Changes in Working Capital Items:
Accounts receivable	$(582.5)	$(614.7)
Inventories	(5.7)	(185.4)
Accounts payable (including $15.4 million of cash paid in 2023 in conjunction with the acquisition of I.G. Bauerhin to settle pre-existing accounts payable)	47.2	370.9
Accrued liabilities and other	34.9	175.2
Net change in working capital items	$(506.1)	$(254.0)

Supplementary Disclosure:
Cash paid for interest	$83.2	$78.5
Cash paid for income taxes, net of refunds received	$205.8	$165.8
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
The acquisition of IGB was accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying condensed consolidated balance sheets as of September 28, 2024 and December 31, 2023. The operating results and cash flows of IGB are included in the accompanying condensed consolidated financial statements from the date of acquisition in the Company's Seating segment.
The final purchase price and related allocation are shown below (in millions):

	December 31, 2023	Adjustments	September 28, 2024
Purchase price, net of acquired cash	$174.5	$0.8	$175.3

Property, plant and equipment	47.5	(0.7)	46.8
Other assets purchased and liabilities assumed, net	38.1	(1.8)	36.3
Goodwill	73.5	3.3	76.8
Intangible assets	15.4	—	15.4
Purchase price allocation	$174.5	$0.8	$175.3
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
A summary of the changes in the Company's restructuring reserves is shown below (in millions):

Balance at January 1, 2024	$121.6
Provision for employee termination benefits	96.6
Payments, utilizations and foreign currency	(95.3)
Balance at September 28, 2024	$122.9
Charges recorded in connection with the Company's restructuring actions are shown below (in millions):

	Nine Months Ended
	September 28, 2024	September 30, 2023
Employee termination benefits	$96.6	$73.1
Asset impairments:
Property, plant and equipment	1.6	2.8
Right-of-use assets	—	9.6
Contract termination costs	2.8	2.5
Other related costs	6.7	8.3
	$107.7	$96.3
Restructuring charges by income statement line item are shown below (in millions):

	Nine Months Ended
	September 28, 2024	September 30, 2023
Cost of sales	$97.1	$85.9
Selling, general and administrative expenses	14.4	10.4
Other expense, net	(3.8)	—
	$107.7	$96.3
Restructuring charges by operating segment are shown below (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Seating	$14.1	$28.5	$76.8	$65.4
E-Systems	6.2	19.7	24.6	29.7
Other	3.7	—	6.3	1.2
	$24.0	$48.2	$107.7	$96.3
The Company expects to incur approximately $36 million and approximately $14 million of additional restructuring costs in its Seating and E-Systems segments, respectively, related to activities initiated as of September 28, 2024, and expects that the components of such costs will be consistent with its historical experience.

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
A summary of inventories is shown below (in millions):

	September 28, 2024	December 31, 2023
Raw materials	$1,317.1	$1,260.7
Work-in-process	153.2	141.0
Finished goods	512.4	540.8
Reserves	(214.6)	(184.5)
Inventories	$1,768.1	$1,758.0
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
During the first nine months of 2024 and 2023, the Company capitalized $225.4 million and $215.5 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During the first nine months of 2024 and 2023, the Company also capitalized $113.7 million and $121.3 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying condensed consolidated balance sheets.
During the first nine months of 2024 and 2023, the Company collected $287.5 million and $273.5 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer E&D and tooling costs related to long-term supply agreements included in the accompanying condensed consolidated balance sheets is shown below (in millions):

	September 28, 2024	December 31, 2023
Current	$311.1	$220.2
Long-term	132.4	164.3
Recoverable customer E&D and tooling	$443.5	$384.5
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of property, plant and equipment is shown below (in millions):

	September 28, 2024	December 31, 2023
Land	$106.0	$105.6
Buildings and improvements	940.8	919.4
Machinery and equipment	5,626.8	5,324.4
Construction in progress	316.8	408.7
Total property, plant and equipment	6,990.4	6,758.1
Less – accumulated depreciation	(4,078.2)	(3,780.7)
Property, plant and equipment, net	$2,912.2	$2,977.4
Depreciation expense was $141.7 million and $136.4 million in the three months ended September 28, 2024 and September 30, 2023, respectively, and $423.1 million and $402.9 million in the nine months ended September 28, 2024 and September 30, 2023, respectively.
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
In the first nine months of 2024 and 2023, the Company recognized property, plant and equipment impairment charges of $1.6 million and $2.8 million, respectively, in conjunction with its restructuring actions (Note 3, "Restructuring"). In the first nine months of 2024 and 2023, the Company recognized additional property, plant and equipment impairment charges of $3.9 million and $2.6 million, respectively. The impairment charges are included in cost of sales in the accompanying condensed consolidated statements of comprehensive income (loss).
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
(7) Goodwill
A summary of the changes in the carrying amount of goodwill, by operating segment, in the nine months ended September 28, 2024, is shown below (in millions):

	Seating	E-Systems	Total
Balance at January 1, 2024	$1,341.5	$396.4	$1,737.9
Acquisition	3.3	—	3.3
Foreign currency translation and other	11.8	1.4	13.2
Balance at September 28, 2024	$1,356.6	$397.8	$1,754.4
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
There was no impairment of goodwill in the first nine months of 2024 and 2023. The Company will, however, continue to assess the impact of significant industry and other events on its recorded goodwill.
For further information related to the acquisition, see Note 2, "Acquisition."
(8) Debt
Short-Term Borrowings
The Company utilizes uncommitted lines of credit as needed for its short-term working capital fluctuations. As of September 28, 2024 and December 31, 2023, the Company had lines of credit from banks totaling $369.3 million and $337.7 million, respectively. As of September 28, 2024 and December 31, 2023, the Company had short-term debt balances outstanding related to draws on its lines of credit of $27.8 million and $27.5 million, respectively.
Long-Term Debt
A summary of long-term debt, net of unamortized debt issuance costs and unamortized original issue premium (discount), and the related weighted average interest rates is shown below (in millions):

	September 28, 2024
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
Delayed-Draw Term Loan Facility (the "Term Loan")	$150.0	$(0.4)	$—	$149.6	6.435%
3.8% Senior Notes due 2027 (the "2027 Notes")	550.0	(1.3)	(1.1)	547.6	3.885%
4.25% Senior Notes due 2029 (the "2029 Notes")	375.0	(1.4)	(0.6)	373.0	4.288%
3.5% Senior Notes due 2030 (the "2030 Notes")	350.0	(1.6)	(0.4)	348.0	3.525%
2.6% Senior Notes due 2032 (the "2032 Notes")	350.0	(2.3)	(0.5)	347.2	2.624%
5.25% Senior Notes due 2049 (the "2049 Notes")	625.0	(5.4)	12.3	631.9	5.103%
3.55% Senior Notes due 2052 (the "2052 Notes")	350.0	(3.6)	(0.5)	345.9	3.558%
Other	26.9	—	—	26.9	N/A
	$2,776.9	$(16.0)	$9.2	2,770.1
Less — Current portion				(2.3)
Long-term debt				$2,767.8

	December 31, 2023
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
Term Loan	$150.0	$(0.5)	$—	$149.5	6.575%
2027 Notes	550.0	(1.6)	(1.4)	547.0	3.885%
2029 Notes	375.0	(1.7)	(0.6)	372.7	4.288%
2030 Notes	350.0	(1.8)	(0.5)	347.7	3.525%
2032 Notes	350.0	(2.5)	(0.7)	346.8	2.624%
2049 Notes	625.0	(5.6)	12.6	632.0	5.103%
2052 Notes	350.0	(3.7)	(0.4)	345.9	3.558%
Other	1.3	—	—	1.3	N/A
	$2,751.3	$(17.4)	$9.0	2,742.9
Less — Current portion				(0.3)
Long-term debt				$2,742.6

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
As of September 28, 2024, the Company was in compliance with all covenants under the indentures governing the Notes.
Credit Agreement
The Company's $2.0 billion amended and restated unsecured revolving credit agreement (the "Credit Agreement") expires on October 28, 2027.
As of September 28, 2024 and December 31, 2023, there were no borrowings outstanding under the Credit Agreement.
Advances under the Credit Agreement generally bear interest based on (i) Term Benchmark, Central Bank Rate and Risk Free Rate ("RFR") (in each case, as defined in the Credit Agreement) or (ii) Alternate Base Rate ("ABR") and Canadian Prime Rate (in each case, as defined in the Credit Agreement). As of September 28, 2024, the ranges and rates are as follows:

	Term Benchmark, Central Bank Rate and RFR Loans			ABR and Canadian Prime Rate Loans
	Minimum	Maximum	Rate as of September 28, 2024	Minimum	Maximum	Rate as of September 28, 2024
Credit Agreement	0.925%	1.450%	1.125%	0.000%	0.450%	0.125%
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
As of September 28, 2024, the Company was in compliance with all covenants under the Credit Agreement.
Term Loan
In May 2023, the Company borrowed $150 million under its unsecured delayed-draw term loan facility (the "Term Loan") to finance, in part, the acquisition of IGB (Note 2, "Acquisition"). The Term Loan matures on May 1, 2026, three years after the funding date. Advances under the Term Loan generally bear interest based on the Daily or Term SOFR (as defined in the Term Loan agreement) plus a margin determined in accordance with a pricing grid that ranges from 1.00% to 1.525%. As of September 28, 2024, the interest rate was 6.435%.
The Term Loan contains the same covenants as the Credit Agreement. As of September 28, 2024, the Company was in compliance with all covenants under the Term Loan.
Other Long-Term Debt
As of September 28, 2024, other long-term debt, including the current portion, consisted of amounts outstanding under an unsecured working capital loan and finance lease agreements. As of December 31, 2023, other long-term debt, including the

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
current portion, consisted of amounts outstanding under finance lease agreements.
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
(9) Leases
The Company has operating leases for production, office and warehouse facilities, manufacturing and office equipment and vehicles. Operating lease assets and obligations included in the accompanying condensed consolidated balance sheets are shown below (in millions):

	September 28, 2024	December 31, 2023
Right-of-use assets under operating leases:
Other long-term assets	$739.5	$733.5
Lease obligations under operating leases:
Accrued liabilities	$164.0	$151.9
Other long-term liabilities	612.5	623.0
	$776.5	$774.9
Maturities of lease obligations as of September 28, 2024, are shown below (in millions):

September 28, 2024
2024 (1)	$51.8
2025	181.3
2026	153.7
2027	127.9
2028	103.9
Thereafter	257.5
Total undiscounted cash flows	876.1
Less: Imputed interest	(99.6)
Lease obligations under operating leases	$776.5
(1) For the remaining three months
Cash flow information related to operating leases is shown below (in millions):

	Nine Months Ended
	September 28, 2024	September 30, 2023
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$132.8	$152.4
Operating cash flows:
Cash paid related to operating lease obligations	$143.3	$137.0
In addition to the right-of-use assets obtained in exchange for operating lease obligations shown above, in the nine months ended September 30, 2023, the Company acquired $14.3 million of right-of-use assets and related lease obligations in conjunction with its acquisition of IGB (Note 2, "Acquisition").

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Lease expense included in the accompanying condensed consolidated statements of comprehensive income (loss) is shown below (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Operating lease expense	$48.2	$46.5	$142.9	$136.0
Short-term lease expense	4.5	5.2	15.4	15.4
Variable lease expense	2.3	2.3	6.4	7.3
Total lease expense	$55.0	$54.0	$164.7	$158.7
In the nine months ended September 28, 2024, the Company recognized impairment charges of $0.9 million related to its right-of-use assets. In the nine months ended September 30, 2023, the Company recognized impairment charges of $9.6 million related to its right-of-use assets in conjunction with its restructuring actions (Note 3, "Restructuring"). The impairment charges are included in cost of sales in the accompanying condensed consolidated statements of comprehensive income (loss).
The weighted average lease term and discount rate for operating leases are shown below:

September 28, 2024
Weighted average remaining lease term	Six years
Weighted average discount rate	3.9%
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
Net Periodic Pension and Other Postretirement Benefit (Credit) Cost
The components of the Company's net periodic pension benefit (credit) cost are shown below (in millions):

	Three Months Ended				Nine Months Ended
	September 28, 2024		September 30, 2023		September 28, 2024		September 30, 2023
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$1.0	$—	$0.8	$—	$3.0	$—	$2.4
Interest cost	5.1	3.9	5.2	4.3	15.3	11.7	15.6	12.6
Expected return on plan assets	(5.4)	(3.7)	(5.0)	(4.1)	(16.1)	(11.1)	(15.2)	(12.2)
Amortization of actuarial loss	0.3	0.5	0.2	0.4	0.7	1.5	0.7	1.4
Settlement gain	—	—	—	—	(0.1)	—	(0.1)	—
Net periodic benefit (credit) cost	$—	$1.7	$0.4	$1.4	$(0.2)	$5.1	$1.0	$4.2

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The components of the Company's net periodic other postretirement benefit (credit) cost are shown below (in millions):

	Three Months Ended				Nine Months Ended
	September 28, 2024		September 30, 2023		September 28, 2024		September 30, 2023
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Interest cost	$0.4	$0.1	$0.3	$0.2	$1.1	$0.5	$1.1	$0.7
Amortization of actuarial gain	(0.8)	—	(0.8)	—	(2.3)	(0.2)	(2.5)	(0.1)
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)	—
Net periodic benefit (credit) cost	$(0.4)	$0.1	$(0.5)	$0.2	$(1.3)	$0.3	$(1.5)	$0.6
Subsequent Event
In September 2024, the Company announced a limited lump-sum payout offer to certain terminated employees who are vested plan participants of its U.S. defined benefit pension plans. This offer provides participants with the option to receive their pension benefits early and reduces the Company's future administrative costs and risks related to its U.S. defined benefit pension plans. Under this offer, between September 18, 2024 and November 1, 2024, eligible plan participants may voluntarily elect an early payout of their pension benefits in the form of a lump-sum payment equal to the present value of the participant's pension benefits. Payments under this offer will be distributed in December 2024 from existing defined benefit pension plan assets.
In connection with this offer, the Company expects to recognize a non-cash settlement charge in the fourth quarter of 2024. The amount of the charge will depend on, among other factors, the number of plan participants who accept the offer.
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
Revenue is recognized at a point in time when control of the product is transferred to the customer under standard commercial terms, as the Company does not have an enforceable right to payment prior to such transfer. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for those products based on the current purchase orders, annual price reductions and ongoing price adjustments. In the first nine months of 2024 and 2023, revenue recognized related to prior years represented less than 2% of consolidated net sales. The Company's customers pay for products received in accordance with payment terms that are customary within the industry. The Company's contracts with its customers do not have significant financing components.
The Company records a contract liability for advances received from its customers. As of September 28, 2024 and December 31, 2023, there were no significant contract liabilities recorded. Further, in the first nine months of 2024 and 2023, there were no significant contract liabilities recognized in revenue.
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of the Company's revenue by reportable operating segment and geography is shown below (in millions):

	Three Months Ended
	September 28, 2024			September 30, 2023
	Seating	E-Systems	Total	Seating	E-Systems	Total
North America	$1,885.2	$518.2	$2,403.4	$1,916.2	$465.2	$2,381.4
Europe and Africa	1,327.5	565.0	1,892.5	1,437.0	578.4	2,015.4
Asia	750.8	304.2	1,055.0	761.8	380.7	1,142.5
South America	148.3	85.2	233.5	169.9	71.8	241.7
	$4,111.8	$1,472.6	$5,584.4	$4,284.9	$1,496.1	$5,781.0

	Nine Months Ended
	September 28, 2024			September 30, 2023
	Seating	E-Systems	Total	Seating	E-Systems	Total
North America	$5,918.3	$1,513.5	$7,431.8	$5,929.5	$1,301.7	$7,231.2
Europe and Africa	4,493.2	1,824.7	6,317.9	4,601.5	1,837.4	6,438.9
Asia	2,196.6	992.5	3,189.1	2,187.2	1,083.9	3,271.1
South America	428.3	224.3	652.6	487.8	196.7	684.5
	$13,036.4	$4,555.0	$17,591.4	$13,206.0	$4,419.7	$17,625.7

(12) Other Expense, Net
Other expense, net includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the disposal of fixed assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense.
A summary of other expense, net is shown below (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Other expense	$10.9	$9.1	$42.2	$43.2
Other income	(7.5)	(3.3)	(17.9)	(4.2)
Other expense, net	$3.4	$5.8	$24.3	$39.0
In the three and nine months ended September 28, 2024, other expense includes net foreign currency transaction losses of $5.7 million and $24.0 million, respectively, including losses of $4.1 million and $13.9 million, respectively, related to the hyper-inflationary environment in Argentina.
In the three months ended September 30, 2023, other income includes net foreign currency transaction gains of $0.2 million, including losses of $6.9 million related to the hyper-inflationary environment in Argentina. In the nine months ended September 30, 2023, other expense includes net foreign currency transaction losses of $20.8 million, including $14.4 million related to the hyper-inflationary environment in Argentina, and a loss of $5.0 million related to the impairment of an affiliate.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(13) Income Taxes
A summary of the provision for income taxes and the corresponding effective tax rate for the three and nine months ended September 28, 2024 and September 30, 2023, is shown below (in millions, except effective tax rates):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Provision for income taxes	$47.1	$47.0	$133.8	$134.1
Pretax income before equity in net income of affiliates	$190.6	$188.7	$574.0	$600.6
Effective tax rate	24.7%	24.9%	23.3%	22.3%
The Company's provision for income taxes is impacted by the level and mix of earnings among tax jurisdictions. In addition, the Company recognized discrete tax benefits (expense) on the significant items shown below (in millions):

	Nine Months Ended
	September 28, 2024	September 30, 2023
Restructuring charges and various other items	$24.7	$17.0
Tax reserves and audit settlements	3.3	2.3
Share-based compensation	(0.4)	(0.5)
Valuation allowances on deferred tax assets	—	5.7
	$27.6	$24.5
Excluding the items above, the effective tax rate for the first nine months of 2024 and 2023 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
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
A summary of information used to compute basic and diluted net income per share attributable to Lear is shown below (in millions, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income attributable to Lear	$135.8	$132.9	$418.5	$445.2

Average common shares outstanding	56,038,579	58,766,586	56,737,212	59,072,189
Dilutive effect of common stock equivalents	335,256	309,052	320,256	261,401
Average diluted shares outstanding	56,373,835	59,075,638	57,057,468	59,333,590

Basic net income per share attributable to Lear	$2.42	$2.26	$7.38	$7.54

Diluted net income per share attributable to Lear	$2.41	$2.25	$7.33	$7.50
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

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Accumulated Other Comprehensive Loss
A summary of changes, net of tax, in accumulated other comprehensive loss for the three and nine months ended September 28, 2024, is shown below (in millions):

	Three Months Ended September 28, 2024	Nine Months Ended September 28, 2024
Defined benefit plans:
Balance at beginning of period	$(106.7)	$(107.3)
Reclassification adjustments (net of tax benefit of $0.1 million and $0.2 million in the three and nine months ended September 28, 2024, respectively)	—	(0.4)
Other comprehensive income (loss) recognized during the period (net of tax benefit of $0.1 million in the nine months ended September 28, 2024)	(0.7)	0.3
Balance at end of period	$(107.4)	$(107.4)
Derivative instruments and hedging:
Balance at beginning of period	$(7.5)	$107.9
Reclassification adjustments (net of tax benefit of $3.1 million and $20.4 million in the three and nine months ended September 28, 2024, respectively)	(8.9)	(77.2)
Other comprehensive loss recognized during the period (net of tax benefit of $17.3 million and $29.4 million in the three and nine months ended September 28, 2024, respectively)	(63.9)	(111.0)
Balance at end of period	$(80.3)	$(80.3)
Foreign currency translation:
Balance at beginning of period	$(815.2)	$(689.4)
Other comprehensive income recognized during the period (net of tax benefit of $1.0 million and $0.2 million in the three and nine months ended September 28, 2024, respectively)	141.3	15.5
Balance at end of period	$(673.9)	$(673.9)

Total accumulated other comprehensive loss	$(861.6)	$(861.6)
In the three months ended September 28, 2024, foreign currency translation adjustments are primarily related to the strengthening of the Euro and the Chinese renminbi relative to the U.S. dollar and include pretax losses of $0.1 million related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.
In the nine months ended September 28, 2024, foreign currency translation adjustments are primarily related to the strengthening of the Euro and the Chinese renminbi, partially offset by the weakening of the Brazilian real, relative to the U.S. dollar and include pretax losses of $0.2 million related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.
In the three and nine months ended September 28, 2024, foreign currency translation adjustments also include net investment hedge losses of $4.7 million and $1.0 million, respectively.

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of changes, net of tax, in accumulated other comprehensive loss for the three and nine months ended September 30, 2023, is shown below (in millions):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Defined benefit plans:
Balance at beginning of period	$(96.3)	$(95.7)
Reclassification adjustments (net of tax expense of $0.1 million in the nine months ended September 30, 2023)	(0.2)	(0.8)
Other comprehensive income recognized during the period	1.2	1.2
Balance at end of period	$(95.3)	$(95.3)
Derivative instruments and hedging:
Balance at beginning of period	$133.0	$33.4
Reclassification adjustments (net of tax benefit of $11.1 million and $24.8 million in the three and nine months ended September 30, 2023, respectively)	(45.2)	(98.8)
Other comprehensive income (loss) recognized during the period (net of tax benefit (expense) of $2.3 million and ($36.5) million in the three and nine months ended September 30, 2023, respectively)	(6.5)	146.7
Balance at end of period	$81.3	$81.3
Foreign currency translation:
Balance at beginning of period	$(718.4)	$(742.8)
Other comprehensive loss recognized during the period (net of tax expense of $0.7 million in the three months ended September 30, 2023)	(96.1)	(71.7)
Balance at end of period	$(814.5)	$(814.5)

Total accumulated other comprehensive loss	$(828.5)	$(828.5)
In the three months ended September 30, 2023, foreign currency translation adjustments are primarily related to the weakening of the Euro and, to a lesser extent, the Brazilian real, relative to the U.S. dollar and include pretax losses of $0.3 million related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future.
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
In the three months ended September 30, 2023, foreign currency translation adjustments also include net investment hedge losses of $3.3 million.
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
The Company has a common stock share repurchase program (the "Repurchase Program") which permits the discretionary repurchase of its common stock. Since the inception of the Repurchase Program in the first quarter of 2011, the Company's Board of Directors (the "Board") has authorized $6.7 billion in share repurchases, including an increase in the Company's share repurchase authorization to $1.5 billion on February 16, 2024. As of September 28, 2024, the Company has repurchased, in

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
aggregate, $5.5 billion of its outstanding common stock, at an average price of $94.45 per share, excluding commissions and related fees, and has a remaining repurchase authorization of $1.2 billion which expires on December 31, 2026.
Share repurchases in the first nine months of 2024 and the remaining repurchase authorization as of September 28, 2024, are shown below (in millions, except for share and per share amounts):

Nine Months Ended September 28, 2024				As of September 28, 2024
Aggregate Repurchases (1)	Cash Paid for Repurchases (2)	Number of Shares	Average Price per Share (3)	Remaining Purchase Authorization
$299.2	$310.8	2,569,088	$116.48	$1,200.8
(1)     Excludes excise tax
(2)     Includes $16.6 million of 2023 share repurchases paid for in the first quarter of 2024 and excludes $5.0 million of third quarter 2024 share repurchases to be paid for in the fourth quarter of 2024
(3)     Excludes commissions
In addition to shares repurchased under the Repurchase Program described above, the Company classifies shares withheld from the settlement of the Company's restricted stock unit and performance share awards to cover tax withholding requirements as common stock held in treasury in the condensed consolidated balance sheets.
Quarterly Dividend
The Board declared quarterly cash dividends of $0.77 per share of common stock in the first, second and third quarters of 2024 and 2023.
Dividends declared and paid are shown below (in millions):

	Nine Months Ended
	September 28, 2024	September 30, 2023
Dividends declared	$133.5	$139.0
Dividends paid	131.9	137.3
Dividends payable on shares of common stock to be distributed under the Company's stock-based compensation program will be paid when such shares are distributed.
(16) Legal and Other Contingencies
As of September 28, 2024 and December 31, 2023, the Company had recorded reserves for pending legal disputes, including commercial disputes, product liability claims and other legal matters, of $13.5 million. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Reserves for warranty and recall matters are recorded separately from legal reserves, as described below.
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
The Company records reserves for warranty and recall matters when liability is probable and related amounts are reasonably estimable.
A summary of the changes in reserves for warranty and recall matters for the nine months ended September 28, 2024, is shown below (in millions):

Balance at January 1, 2024	$32.4
Expense, net (including changes in estimates)	5.2
Settlements	(9.3)
Foreign currency translation and other	1.8
Balance at September 28, 2024	$30.1
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
As of September 28, 2024 and December 31, 2023, the Company had recorded environmental reserves of $4.9 million. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
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
A summary of revenues from external customers and other financial information by reportable operating segment is shown below (in millions):

	Three Months Ended September 28, 2024
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$4,111.8	$1,472.6	$—	$5,584.4
Segment earnings (1)	242.4	65.3	(87.2)	220.5
Depreciation and amortization	99.9	47.3	5.2	152.4
Capital expenditures	91.6	38.1	2.5	132.2
Total assets	8,745.0	4,183.4	1,889.7	14,818.1

	Three Months Ended September 30, 2023
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$4,284.9	$1,496.1	$—	$5,781.0
Segment earnings (1)	244.7	60.4	(84.9)	220.2
Depreciation and amortization	98.7	47.9	5.3	151.9
Capital expenditures	85.5	62.6	5.1	153.2
Total assets	8,570.6	4,056.6	1,986.5	14,613.7

	Nine Months Ended September 28, 2024
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$13,036.4	$4,555.0	$—	$17,591.4
Segment earnings (1)	760.0	188.9	(271.1)	677.8
Depreciation and amortization	301.4	144.8	15.4	461.6
Capital expenditures	237.5	118.5	10.6	366.6

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
(1) See definition above
A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Segment earnings	$220.5	$220.2	$677.8	$715.7
Interest expense, net	26.5	25.7	79.5	76.1
Other expense, net	3.4	5.8	24.3	39.0
Consolidated income before provision for income taxes and equity in net income of affiliates	$190.6	$188.7	$574.0	$600.6
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

	September 28, 2024	December 31, 2023
Estimated aggregate fair value (1)	$2,526.3	$2,464.5
Aggregate carrying value (1) (2)	2,750.0	2,750.0
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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Cash, Cash Equivalents and Restricted Cash
The Company has cash on deposit that is legally restricted as to use or withdrawal. A reconciliation of cash and cash equivalents reported on the accompanying condensed consolidated balance sheets to cash, cash equivalents and restricted cash reported on the accompanying condensed consolidated statements of cash flows is shown below (in millions):

	September 28, 2024	September 30, 2023
Balance sheet:
Cash and cash equivalents	$763.9	$979.7
Restricted cash included in other current assets	2.1	1.9
Restricted cash included in other long-term assets	1.7	1.6
Statement of cash flows:
Cash, cash equivalents and restricted cash	$767.7	$983.2
Accounts Receivable
The Company's allowance for credit losses on financial assets measured at amortized cost, primarily accounts receivable, reflects management's estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. The Company also considers geographic and segment specific risk factors in the development of expected credit losses. As of September 28, 2024 and December 31, 2023, accounts receivable are reflected net of reserves of $41.3 million and $35.6 million, respectively. Changes in expected credit losses were not significant in the first nine months of 2024.
Marketable Equity Securities
Marketable equity securities, which the Company accounts for under the fair value option, are included in the accompanying condensed consolidated balance sheets as shown below (in millions):

	September 28, 2024	December 31, 2023
Current assets	$6.6	$4.8
Other long-term assets	82.6	68.5
	$89.2	$73.3
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
Equity Securities Without Readily Determinable Fair Values
As of September 28, 2024 and December 31, 2023, investments in equity securities without readily determinable fair values of $11.2 million are included in other long-term assets in the accompanying condensed consolidated balance sheets. Such investments are valued at cost, less cumulative impairments of $17.0 million as of September 28, 2024 and December 31, 2023. In the nine months ended September 30, 2023, the Company recognized a loss of $5.0 million related to the impairment of an investment in equity securities without a readily determinable fair value.

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
Net Investment Hedges
The Company uses cross-currency interest rate swaps, which are designated as net investment hedges of the foreign currency rate exposure of its investment in certain Euro-denominated subsidiaries. In the nine months ended September 28, 2024 and September 30, 2023, contra interest expense on net investment hedges of $1.7 million is included in interest expense, net in the accompanying condensed consolidated statements of comprehensive income (loss).

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Balance Sheet Classification
The notional amount, estimated aggregate fair value and related balance sheet classification of the Company's foreign currency and net investment hedge contracts are shown below (in millions, except for maturities):

	September 28, 2024	December 31, 2023
Fair value of foreign currency contracts designated as cash flow hedges:
Other current assets	$21.9	$137.2
Other long-term assets	3.5	19.9
Other current liabilities	(58.7)	(1.8)
Other long-term liabilities	(51.7)	(0.5)
	(85.0)	154.8
Notional amount	$2,486.0	$2,352.3
Outstanding maturities in months, not to exceed	36	24
Fair value of derivatives designated as net investment hedges:
Other long-term liabilities	$(2.1)	$(1.1)
Notional amount	$150.0	$150.0
Outstanding maturities in months, not to exceed	18	27
Fair value of foreign currency contracts not designated as hedging instruments:
Other current assets	$4.5	$5.8
Other current liabilities	(2.7)	(1.2)
	1.8	4.6
Notional amount	$518.7	$569.9
Outstanding maturities in months, not to exceed	1	1
Total fair value	$(85.3)	$158.3
Total notional amount	$3,154.7	$3,072.2
Accumulated Other Comprehensive Loss — Derivative Instruments and Hedging
Pretax amounts related to foreign currency and net investment hedge contracts that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign currency contracts	$(81.2)	$(8.8)	$(140.4)	$183.2
Net investment hedge contracts	(4.7)	3.3	(1.0)	—
	(85.9)	(5.5)	(141.4)	183.2
(Gains) losses reclassified from accumulated other comprehensive loss to:
Net sales	(0.8)	(0.9)	(3.3)	(0.5)
Cost of sales	(11.8)	(56.0)	(96.1)	(125.3)
Interest expense, net	0.6	0.6	1.8	1.8
Other expense, net	—	—	—	0.4
	(12.0)	(56.3)	(97.6)	(123.6)
Comprehensive income (loss)	$(97.9)	$(61.8)	$(239.0)	$59.6
As of September 28, 2024 and December 31, 2023, pretax net gains (losses) of ($82.7) million and $156.3 million, respectively, related to the Company's derivative instruments and hedging activities were recorded in accumulated other comprehensive loss.
During the next twelve-month period, net losses expected to be reclassified into earnings are shown below (in millions):

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Foreign currency contracts	$36.8
Interest rate swap contracts	2.4
Total	$39.2
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
Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of September 28, 2024 and December 31, 2023, are shown below (in millions):

	September 28, 2024
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$(83.2)	Market/ Income	$—	$(83.2)	$—
Net investment hedges	Recurring	(2.1)	Market/ Income	—	(2.1)	—
Marketable equity securities	Recurring	89.2	Market	89.2	—	—

	December 31, 2023
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$159.4	Market/ Income	$—	$159.4	$—
Net investment hedges	Recurring	(1.1)	Market/ Income	—	(1.1)	—
Marketable equity securities	Recurring	73.3	Market	73.3	—	—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap

LEAR CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company's counterparties. If an estimate of the credit spread is required, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of September 28, 2024 and December 31, 2023, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy in the first nine months of 2024.
Items Measured at Fair Value on a Non-Recurring Basis
The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy.
In the nine months ended September 28, 2024, the Company completed impairment assessments related to certain of its property, plant and equipment and right-of-use assets and recorded related impairment charges of $5.5 million and $0.9 million, respectively. The fair value estimates of the related assets were based on management's estimates using a discounted cash flow method.
In the nine months ended September 30, 2023, the Company completed impairment assessments related to certain of its property, plant and equipment, right-of-use assets and intangible assets and recorded related impairment charges of $5.4 million, $9.6 million and $1.9 million, respectively. The fair value estimates of the related assets were based on management's estimates using a discounted cash flow method.
As of September 28, 2024, there were no additional significant assets or liabilities measured at fair value on a non-recurring basis.
(19) Accounting Pronouncements
Accounting Standards Updates ("ASU") Issued But Not Yet Adopted:

ASU 2023-07 (issued November 2023), "Segment Reporting - Improving Reportable Segment Disclosures." The ASU requires disclosure of significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker. It also requires public entities to provide in interim periods all reportable segment profit or loss and asset disclosures that are currently required annually. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The update is required to be adopted retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The Company has evaluated the additional disclosures required to be reflected in the financial statements included in the Company's 2024 annual filing on Form 10-K and subsequent quarterly filings on Form 10-Q. The update will not affect recognition or measurement in the Company's consolidated financial statements and will not have a significant impact on the Company's financial statement disclosures.
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
Lear is built on a foundation and strong culture of innovation, operational excellence, and engineering and program management capabilities. We use our product and process design and technological expertise, as well as our global reach and competitive manufacturing footprint, to achieve our financial goals and objectives. These include continuing to deliver profitable growth balancing risks and returns, investing in innovation to drive business growth and profitability, maintaining a strong balance sheet with investment grade credit metrics, and consistently returning capital to our stockholders. Further, we have aligned our strategy with key trends affecting our business — primarily electrification. At Lear, we are Making every drive betterTM by providing technology for safer, smarter and more comfortable journeys, while adhering to our values — Be Inclusive. Be Inventive. Get Results the Right Way.
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
•Transform our E-Systems business through accelerated growth in connection systems and vehicle architecture evolution and electrification;
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
In 2020, the automotive industry experienced a significant decline in global production volumes as a result of the COVID-19 pandemic. Although 2023 industry production returned to pre-pandemic levels, 2024 industry production is expected to remain approximately 7% below 2017 peak levels (based on October 2024 S&P Global Mobility projections). Since 2020, the global economy, as well as the automotive industry, has been influenced directly and indirectly by macroeconomic events resulting in unfavorable conditions, including shortages of semiconductor chips and other components, elevated inflation levels on commodities and labor, higher interest rates, and labor and energy shortages in certain markets. Certain of these factors, among others, continue to impact consumer demand, as well as the ability of automotive manufacturers to produce vehicles to meet demand. Our strategy to mitigate the impact of these factors encompasses our comprehensive cost management process, including cost technology optimization, actions to further align our manufacturing capacity to the current industry production environment and investments in automation technologies, as well as commercial recovery mechanisms. This will allow us to enhance operational efficiencies, improve the utilization of existing facilities and equipment to reduce future expenditures, and streamline administrative functions. For a description of related risks, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2023.

LEAR CORPORATION
Global automotive industry production volumes in the first nine months of 2024, as compared to the first nine months of 2023, are shown below (in thousands of units):

	Nine Months Ended
	September 28, 2024 (1)	September 30, 2023 (1) (2)	% Change
North America	11,824.8	11,920.5	(1)%
Europe and Africa	13,159.8	13,643.2	(4)%
Asia	35,834.7	36,179.7	(1)%
South America	2,114.8	2,128.3	(1)%
Other	1,262.1	1,386.9	(9)%
Global light vehicle production	64,196.2	65,258.6	(2)%
(1) Production data based on S&P Global Mobility
(2) Production data for 2023 have been updated from our third quarter 2023 Quarterly Report on Form 10-Q to reflect actual production levels
Automotive sales and production can also be affected by the age of the vehicle fleet and related scrappage rates, labor relations issues, labor shortages, fuel prices, regulatory requirements, government initiatives, trade agreements, tariffs and other non-tariff trade barriers, the availability and cost of credit, the availability and cost of critical components, logistics issues, restructuring actions of our customers and suppliers, facility closures and increased competition, as well as consumer preferences regarding vehicle powertrains (including preferences regarding hybrid and electric vehicles), size, configuration and features, among other factors. Our operating results are also significantly impacted by the overall commercial success of the vehicle platforms for which we supply particular products, as well as the profitability of the products that we supply for these platforms, which is determined, in part, by the level of vertical integration. The loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could adversely affect our operating results. In addition, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating results.
Our percentage of consolidated net sales by region in the first nine months of 2024 and 2023 is shown below:

	Nine Months Ended
	September 28, 2024	September 30, 2023
North America	42%	41%
Europe and Africa	36%	36%
Asia	18%	19%
South America	4%	4%
Total	100%	100%
Our ability to reduce the risks inherent in certain concentrations of our business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to better reflect the market overall.
The automotive industry, and our business, continue to be shaped by the broad trend of electrification, which is likely to be at the forefront of the industry for the foreseeable future. Although the adoption of electrified vehicles has been slower than anticipated, demand for, and regulatory developments related to, improved energy efficiency and sustainability (e.g., government mandates related to fuel economy and carbon emissions) remain significant drivers of this trend.
Our material cost as a percentage of net sales was 64.2% in the first nine months of 2024, as compared to 65.5% in the first nine months of 2023. Raw material, energy, commodity and product component costs can be volatile, reflecting, among other things, changes in supply and demand, logistics issues, global trade and tariff policies, and geopolitical issues. Our primary commodity cost exposures relate to steel, copper and leather. We have developed and implemented strategies to mitigate the impact of such costs through the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, commercial recovery mechanisms and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. Further, our exposure to changes in steel prices is primarily indirect, through purchased components, and a significant portion of our copper, leather and direct steel purchases are subject to price index agreements with our customers and suppliers. Certain of these strategies also may limit our opportunities in a declining price environment. In the current environment of elevated raw material, energy, commodity and product component costs, these strategies, together with commercial negotiations with our customers and suppliers, have offset a significant portion of the

LEAR CORPORATION
adverse impact. In addition, the availability of raw materials, energy, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See "— Forward-Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Financial Measures
In evaluating our financial condition and operating performance, we focus primarily on earnings, operating margins, cash flows and return on invested capital. Our strategy includes expanding our business with new and existing customers globally through new products, including those aligned with the trend toward electrification. We also have increased our vertical integration capabilities globally, as well as expanded our component manufacturing capacity in Asia, Central America, Eastern Europe, Mexico and Northern Africa and our low-cost engineering capabilities in Asia, Eastern Europe and Northern Africa.
Our success in generating cash flow will depend, in part, on our ability to manage working capital effectively. Working capital can be significantly impacted by the timing of cash flows from sales and purchases. Historically, we generally have been successful in aligning our supplier payment terms with our customer payment terms. However, our ability to continue to do so may be impacted by adverse automotive industry conditions, including inconsistent production schedules due to supply shortages and lower consumer demand, changes to our customers' payment terms and the financial condition of our suppliers. In addition, our cash flow is impacted by our ability to manage our inventory and capital spending effectively. We utilize return on invested capital as a measure of the efficiency with which our assets generate earnings. Improvements in our return on invested capital will depend on our ability to maintain an appropriate asset base for our business and to increase productivity and operating efficiency.
Acquisition
In July 2024, we completed the acquisition of WIP Industrial Automation ("WIP"), a privately held supplier based in Valladolid, Spain. WIP develops, integrates and deploys cutting-edge technologies to create customized automation solutions for production applications used in our business. Our acquisition of WIP further strengthens our robotics and AI-based capabilities, which are important for production efficiency, quality and safety in a modern manufacturing environment.
Operational Restructuring
In the first nine months of 2024, we incurred pretax restructuring costs of $108 million and related manufacturing inefficiency charges of approximately $4 million, as compared to pretax restructuring costs of $96 million and related manufacturing inefficiency charges of approximately $1 million in the first nine months of 2023. None of the individual restructuring actions initiated in the first nine months of 2024 were material. Further, there have been no changes in previously initiated restructuring actions that have resulted (or will result) in a material change to our restructuring costs.
Our restructuring actions include plant closures and workforce reductions and are initiated to maintain our competitive footprint or are in response to customer initiatives or changes in global and regional automotive markets. Our restructuring actions are designed to maintain or improve our operating results and profitability throughout the automotive industry cycles. Restructuring actions are generally funded within twelve months of initiation and are funded by cash flows from operating activities and existing cash balances. We expect to incur approximately $50 million of additional restructuring costs related to activities initiated as of September 28, 2024, all of which are expected to be incurred in the next twelve months. We plan to implement additional restructuring actions in order to align our manufacturing capacity and other costs with prevailing regional automotive production levels. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
For further information, see Note 3, "Restructuring," to the condensed consolidated financial statements included in this Form 10-Q (this "Report").

LEAR CORPORATION
Common Stock Share Repurchase Program and Quarterly Cash Dividends
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
Since the first quarter of 2011, our Board of Directors (the "Board") has authorized $6.7 billion in share repurchases under our common stock share repurchase program (the "Repurchase Program"), including an increase in our share repurchase authorization to $1.5 billion on February 16, 2024. In the first nine months of 2024, we repurchased $299 million of shares. As of September 28, 2024, we have a remaining repurchase authorization of $1.2 billion, which expires on December 31, 2026.
Our Board declared a quarterly cash dividend of $0.77 per share of common stock in the first, second and third quarters of 2024.
For further information related to our common stock share repurchase program and our quarterly cash dividends, see "— Liquidity and Capital Resources — Capitalization" below and Note 15, "Comprehensive Income (Loss) and Equity," to the condensed consolidated financial statements included in this Report.
Other Matters
In the three and nine months ended September 28, 2024, we recognized net tax benefits of $5 million and $28 million, respectively, related to the release of tax reserves and audit settlements at foreign subsidiaries, restructuring charges and various other items.
In the three months ended September 30, 2023, we recognized net tax benefits of $7 million related to the release of a valuation allowance on deferred tax assets of a foreign subsidiary, restructuring charges and various other items. In the nine months ended September 30, 2023, we recognized net tax benefits of $25 million related to the release of valuation allowances on deferred tax assets of foreign subsidiaries, the release of tax reserves at foreign subsidiaries, restructuring charges and various other items.
Our results for the three and nine months ended September 28, 2024 and September 30, 2023, reflect the following items (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Costs related to restructuring actions, including manufacturing inefficiencies of $2 million and $4 million in the three and nine months ended September 28, 2024, respectively, and $1 million in the nine months ended September 30, 2023	$26	$48	$112	$97
Acquisition costs	—	—	1	1
Acquisition-related inventory fair value adjustment	—	—	—	2
Costs related to CrowdStrike Holdings, Inc.	4	—	4	—
Impairments related to Fisker Inc. ("Fisker")	—	—	15	—
Impairments (recoveries) related to Russian operations, net	(3)	—	(2)	2
Intangible asset impairment	—	—	—	2
Insurance recoveries related to typhoon in the Philippines, net	—	(8)	—	(7)
Foreign exchange (gains) losses due to foreign exchange rate volatility related to Russia	(2)	(1)	(1)	(3)
Loss related to affiliate	—	—	2	5
Tax benefit, net	(5)	(7)	(28)	(25)
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

LEAR CORPORATION
Looking Statements" below and Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2023.
RESULTS OF OPERATIONS
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

	Three Months Ended				Nine Months Ended
	September 28, 2024		September 30, 2023		September 28, 2024		September 30, 2023
Net sales
Seating	$4,111.8	73.6%	$4,284.9	74.1%	$13,036.4	74.1%	$13,206.0	74.9%
E-Systems	1,472.6	26.4	1,496.1	25.9	4,555.0	25.9	4,419.7	25.1
Net sales	5,584.4	100.0	5,781.0	100.0	17,591.4	100.0	17,625.7	100.0
Cost of sales	5,179.1	92.7	5,362.8	92.8	16,339.2	92.9	16,320.5	92.6
Gross profit	405.3	7.3	418.2	7.2	1,252.2	7.1	1,305.2	7.4
Selling, general and administrative expenses	174.1	3.1	182.5	3.2	535.9	3.0	542.1	3.1
Amortization of intangible assets	10.7	0.2	15.5	0.3	38.5	0.2	47.4	0.3
Interest expense, net	26.5	0.5	25.7	0.4	79.5	0.5	76.1	0.4
Other expense, net	3.4	0.1	5.8	0.1	24.3	0.1	39.0	0.2
Provision for income taxes	47.1	0.8	47.0	0.8	133.8	0.8	134.1	0.8
Equity in net income of affiliates	(12.5)	(0.2)	(10.4)	(0.2)	(37.1)	(0.2)	(36.2)	(0.2)
Net income attributable to noncontrolling interests	20.2	0.4	19.2	0.3	58.8	0.3	57.5	0.3
Net income attributable to Lear	$135.8	2.4%	$132.9	2.3%	$418.5	2.4%	$445.2	2.5%
Three Months Ended September 28, 2024 vs. Three Months Ended September 30, 2023
Net sales in the third quarter of 2024 were $5.6 billion, as compared to $5.8 billion in the third quarter of 2023. Lower production volumes on Lear platforms in North America, Europe and Africa, and Asia negatively impacted net sales by $463 million. This decrease was offset by new business in every region, which increased net sales by $264 million. Commercial recoveries were offset by the impact of selling price reductions and foreign exchange rate fluctuations.

(in millions)	Cost of Sales
Third quarter 2023	$5,362.8
Material cost	(198.6)
Labor cost	(32.6)
Depreciation	5.4
Other	42.1
Third quarter 2024	$5,179.1
Cost of sales was $5.2 billion in the third quarter of 2024, as compared to $5.4 billion in the third quarter of 2023. Lower production volumes on Lear platforms reduced cost of sales. This decrease was offset by new business, which increased cost of sales.
Gross profit and gross margin were $405 million and 7.3% of net sales, respectively, in the third quarter of 2024, as compared to $418 million and 7.2% of net sales, respectively, in the third quarter of 2023. Lower production volumes on Lear platforms, net of new business, reduced gross profit by $50 million. The impact of favorable operating performance, including the benefit of restructuring actions, and lower restructuring costs was partially offset by selling price reductions. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $174 million in the third quarter of 2024, as compared to $183 million in the third quarter of 2023, primarily reflecting lower compensation-related expenses. As a percentage of net sales, selling, general and administrative expenses were 3.1% in the third quarter of 2024 and 3.2% in the third quarter of 2023.

LEAR CORPORATION
Amortization of intangible assets was $11 million in the third quarter of 2024, as compared to $16 million in the third quarter of 2023.
Interest expense, net was $27 million in the third quarter of 2024, as compared to $26 million in the third quarter of 2023.
Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the disposal of fixed assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was $3 million in the third quarter of 2024, as compared to $6 million in the third quarter of 2023.
In the third quarter of 2024, the provision for income taxes was $47 million, representing an effective tax rate of 24.7% on pretax income before equity in net income of affiliates of $191 million. In the third quarter of 2023, the provision for income taxes was $47 million, representing an effective tax rate of 24.9% on pretax income before equity in net income of affiliates of $189 million, for the reasons described below. For further information, see Note 13, "Income Taxes," to the condensed consolidated financial statements included in this Report.
In the third quarters of 2024 and 2023, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In the third quarter of 2024, we recognized net tax benefits of $5 million related to restructuring charges and various other items. In the third quarter of 2023, we recognized net tax benefits of $7 million related to the release of a valuation allowance on deferred tax assets of a foreign subsidiary, restructuring charges and various other items.
Excluding these items, the effective tax rate for the third quarters of 2024 and 2023 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $13 million in the third quarter of 2024, as compared to $10 million in the third quarter of 2023.
Net income attributable to Lear was $136 million, or $2.41 per diluted share, in the third quarter of 2024, as compared to $133 million, or $2.25 per diluted share, in the third quarter of 2023. Net income decreased for the reasons described above, and diluted net income per share increased due to a reduction in shares outstanding as a result of our Repurchase Program.
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

LEAR CORPORATION
Seating
A summary of the financial measures for our Seating segment is shown below (dollar amounts in millions):

	Three Months Ended
	September 28, 2024	September 30, 2023
Net sales	$4,111.8	$4,284.9
Segment earnings (1)	242.4	244.7
Margin	5.9%	5.7%
(1) See definition above
Seating net sales were $4.1 billion in the third quarter of 2024 , as compared to $4.3 billion in the third quarter of 2023. Lower production volumes on Lear platforms negatively impacted net sales by $300 million. This decrease was offset by new business, which increased net sales by $164 million. Commercial recoveries were offset by the impact of selling price reductions and foreign exchange rate fluctuations.
Segment earnings, including restructuring costs, and the related margin on net sales were $242 million and 5.9% in the third quarter of 2024, as compared to $245 million and 5.7% in the third quarter of 2023. Lower production volumes on Lear platforms, net of new business, reduced segment earnings by $38 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, and lower restructuring costs was partially offset by selling price reductions.
E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Three Months Ended
	September 28, 2024	September 30, 2023
Net sales	$1,472.6	$1,496.1
Segment earnings (1)	65.3	60.4
Margin	4.4%	4.0%
(1) See definition above
E-Systems net sales in the third quarter of both 2024 and 2023 were $1.5 billion. Lower production volumes on Lear platforms negatively impacted net sales by $145 million. This decrease was offset by new business, which increased net sales by $100 million. Commercial recoveries were offset by the impact of selling price reductions and foreign exchange rate fluctuations.
Segment earnings, including restructuring costs, and the related margin on net sales were $65 million and 4.4% in the third quarter of 2024, as compared to $60 million and 4.0% in the third quarter of 2023. Lower production volumes on Lear platforms, net of new business, reduced segment earnings by $12 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, and lower restructuring costs was partially offset by selling price reductions.
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Three Months Ended
	September 28, 2024	September 30, 2023
Net sales	$—	$—
Segment earnings (1)	(87.2)	(84.9)
Margin	N/A	N/A
(1) See definition above
Segment earnings related to our other category were ($87) million in the third quarter of 2024, as compared to ($85) million in the third quarter of 2023.

LEAR CORPORATION
Nine Months Ended September 28, 2024 vs. Nine Months Ended September 30, 2023
Net sales for both the nine months ended September 28, 2024 and the nine months ended September 30, 2023 were $17.6 billion. Lower production volumes on Lear platforms in North America, Europe and Africa, and Asia negatively impacted net sales by $722 million. This decrease was offset by new business in every region, which increased net sales by $624 million. Commercial recoveries were offset by the impact of selling price reductions and foreign exchange rate fluctuations.

(in millions)	Cost of Sales
First nine months of 2023	$16,320.5
Material cost	(248.8)
Labor cost	177.5
Depreciation	21.1
Other	68.9
First nine months of 2024	$16,339.2
Cost of sales in the first nine months of both 2024 and 2023 was $16.3 billion. Lower production volumes on Lear platforms reduced cost of sales. This decrease was offset by new business, which increased cost of sales.
Gross profit and gross margin were $1,252 million and 7.1% of net sales, respectively, for the nine months ended September 28, 2024, as compared to $1,305 million and 7.4% of net sales, respectively, for the nine months ended September 30, 2023. Lower production volumes on Lear platforms, net of new business, reduced gross profit by $65 million. Higher restructuring costs and impairment charges related to Fisker also reduced gross profit by $32 million. The impact of favorable operating performance, including the benefit of restructuring actions, was partially offset by selling price reductions and foreign exchange rate fluctuations. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $536 million in the first nine months of 2024, as compared to $542 million in the first nine months of 2023. As a percentage of net sales, selling, general and administrative expenses were 3.0% in the first nine months of 2024, as compared to 3.1% in the first nine months of 2023.
Amortization of intangible assets was $39 million in the first nine months of 2024, as compared to $47 million, including a $2 million impairment charge, in the first nine months of 2023.
Interest expense, net was $80 million in the first nine months of 2024, as compared to $76 million in the first nine months of 2023.
Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on the disposal of fixed assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was $24 million in the nine months ended September 28, 2024, as compared to $39 million in the nine months ended September 30, 2023. In the first nine months of 2023, we recognized a loss of $5 million related to the impairment of an affiliate.
For the nine months ended September 28, 2024, the provision for income taxes was $134 million, representing an effective tax rate of 23.3% on pretax income before equity in net income of affiliates of $574 million. For the nine months ended September 30, 2023, the provision for income taxes was $134 million, representing an effective tax rate of 22.3% on pretax income before equity in net income of affiliates of $601 million, for reasons described below. For further information, see Note 13, "Income Taxes," to the condensed consolidated financial statements included in this Report.
In the first nine months of 2024 and 2023, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In the first nine months of 2024, we recognized net tax benefits of $28 million related to the release of tax reserves and audit settlements at foreign subsidiaries, restructuring charges and various other items. In the first nine months of 2023, we recognized net tax benefits of $25 million related to the release of valuation allowances on deferred tax assets of foreign subsidiaries, the release of tax reserves at several foreign subsidiaries, restructuring charges and various other items.
Excluding these items, the effective tax rate for the first nine months of 2024 and 2023 approximated the U.S. federal statutory income tax rate of 21%, adjusted for income taxes on foreign earnings, losses and remittances, valuation allowances, tax credits, income tax incentives and other permanent items.
Equity in net income of affiliates was $37 million in the first nine months of 2024, as compared to $36 million in the first nine months of 2023.
Net income attributable to Lear was $419 million, or $7.33 per diluted share, for the nine months ended September 28, 2024, as compared to $445 million, or $7.50 per diluted share, for the nine months ended September 30, 2023. Net income and diluted net income per share decreased for the reasons described above.

LEAR CORPORATION
Reportable Operating Segments
We have two reportable operating segments: Seating and E-Systems. For a description of our reportable operating segments, see "Executive Overview" and "Three Months Ended September 28, 2024 vs. Three Months Ended September 30, 2023 — Reportable Operating Segments" above.
Seating
A summary of the financial measures for our Seating segment is shown below (dollar amounts in millions):

	Nine Months Ended
	September 28, 2024	September 30, 2023
Net sales	$13,036.4	$13,206.0
Segment earnings (1)	760.0	823.4
Margin	5.8%	6.2%
(1) See definition above
Seating net sales for both the nine months ended September 28, 2024 and the nine months ended September 30, 2023 were $13.0 billion. Lower production volumes on Lear platforms negatively impacted net sales by $627 million. This decrease was offset by new business, which increased net sales by $394 million. Commercial recoveries were offset by the impact of selling price reductions and foreign exchange rate fluctuations.
Segment earnings, including restructuring costs, and the related margin on net sales were $760 million and 5.8% for the nine months ended September 28, 2024, as compared to $823 million and 6.2% for the nine months ended September 30, 2023. Lower production volumes on Lear platforms, net of new business, reduced segment earnings by $74 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, was largely offset by selling price reductions, higher restructuring costs and foreign exchange rate fluctuations.
E-Systems
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

	Nine Months Ended
	September 28, 2024	September 30, 2023
Net sales	$4,555.0	$4,419.7
Segment earnings (1)	188.9	155.6
Margin	4.1%	3.5%
(1) See definition above
E-Systems net sales were $4.6 billion for the nine months ended September 28, 2024, as compared to $4.4 billion for the nine months ended September 30, 2023, an increase of $135 million or 3%. New business favorably impacted net sales by $230 million. This increase was offset by lower production volumes on Lear platforms, which decreased net sales by $94 million. Commercial recoveries were offset by the impact of selling price reductions and foreign exchange rate fluctuations.
Segment earnings, including restructuring costs, and the related margin on net sales were $189 million and 4.1% for the nine months ended September 28, 2024, as compared to $156 million and 3.5% for the nine months ended September 30, 2023. New business, net of lower production volumes on Lear platforms, increased segment earnings by $9 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, was partially offset by selling price reductions and impairment charges related to Fisker.

LEAR CORPORATION
Other
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

Nine Months Ended
	September 28, 2024	September 30, 2023
Net sales	$—	$—
Segment earnings (1)	(271.1)	(263.3)
Margin	N/A	N/A
(1) See definition above
Segment earnings related to our other category were ($271) million in the first nine months of 2024, as compared to ($263) million in the first nine months of 2023.
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
As of September 28, 2024 and December 31, 2023, cash and cash equivalents of $571 million and $803 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans and the payment of dividends. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear that would have a material impact on Lear.
For further information related to potential dividends from our non-U.S. subsidiaries, see Note 9, "Income Taxes," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Adequacy of Liquidity Sources
As of September 28, 2024, we had $764 million of cash and cash equivalents on hand and $2.0 billion in available borrowing capacity under our credit agreement. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs for the foreseeable future and to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly cash dividends and repurchase shares of our common stock pursuant to our authorized common stock share repurchase program, although such actions are at the discretion of our Board and will depend upon our financial condition, results of operations, capital requirements, prevailing market conditions, alternative uses of capital and other factors that our Board may consider at its discretion.
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

LEAR CORPORATION
Cash Flows
A summary of net cash used in operating activities is shown below (in millions):

	Nine Months Ended
	September 28, 2024	September 30, 2023	Increase (Decrease) in Cash Flow
Consolidated net income and depreciation and amortization	$939	$953	$(14)
Net change in working capital items:
Accounts receivable	(582)	(615)	33
Inventory	(6)	(185)	179
Accounts payable	47	371	(324)
Accrued liabilities and other	35	175	(140)
Net change in working capital items	(506)	(254)	(252)
Other	6	(19)	25
Net cash provided by operating activities	$439	$680	$(241)

Net cash used in investing activities	$(368)	$(603)	$235

Net cash used in financing activities	$(506)	$(208)	$(298)
Operating Activities
In the first nine months of 2024 and 2023, net cash provided by operating activities was $439 million and $680 million, respectively. The decrease in operating cash flow reflects an incremental increase in working capital during the first nine months of 2024, as compared to the first nine months of 2023, largely related to launch delays and uncertain production schedules.
Investing Activities
Net cash used in investing activities was $368 million in the first nine months of 2024, as compared to $603 million in the first nine months of 2023. In the first nine months of 2023, we paid $175 million for our acquisition of I.G. Bauerhin ("IGB"). Capital spending was $367 million in the first nine months of 2024, as compared to $433 million in the first nine months of 2023. Capital spending is estimated to be $575 million in 2024.
Financing Activities
Net cash used in financing activities was $506 million in the first nine months of 2024, as compared to $208 million in the first nine months of 2023. In the first nine months of 2024, we paid $311 million for repurchases of our common stock, $132 million in dividends to Lear stockholders and $70 million in dividends to noncontrolling interest holders. In the first nine months of 2023, we borrowed $150 million under our Term Loan and paid $138 million for repurchases of our common stock, $137 million in dividends to Lear stockholders and $74 million in dividends to noncontrolling interest holders.
Capitalization
Short-Term Borrowings
We utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. As of September 28, 2024 and December 31, 2023, we had lines of credit from banks totaling $369 million and $338 million, respectively. As of September 28, 2024 and December 31, 2023, we had short-term debt balances outstanding related to draws on our lines of credit of $28 million.
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
For further information related to our acquisition of IGB, see Note 2, "Acquisition," and for further information related to our Term Loan, see Note 8, "Debt," to the condensed consolidated financial statements included in this Report.
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
Commodity Prices and Availability
Raw material, energy and commodity costs can be volatile, reflecting, among other things, changes in supply and demand, logistics issues, global trade and tariff policies, and geopolitical issues. We have commodity price risk with respect to purchases of certain raw materials, including steel, copper, diesel fuel, chemicals, resins and leather. Our primary commodity cost exposures relate to steel, copper and leather. We have developed and implemented strategies to mitigate the impact of such costs through the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, commercial recovery mechanisms and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. Further, the majority of the steel used in our products is comprised of fabricated components that are integrated into a seat system, such as seat frames, recliner mechanisms, seat tracks and other mechanical components. Therefore, our exposure to changes in steel prices is primarily indirect, through purchased components. Additionally, approximately 88% of our copper purchases and a significant portion of our leather and direct steel purchases are subject to price index agreements with our customers and suppliers. Certain of these strategies also may limit our opportunities in a declining commodity price environment. In the current environment of elevated raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, have offset a significant portion of the adverse impact. If these costs increase, it could have an adverse impact on our operating results in the foreseeable future.
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
OTHER MATTERS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims, and environmental and other matters. As of September 28, 2024, we have recorded reserves for pending legal disputes, including commercial and contractual disputes, product liability claims and other legal matters, of $14 million. In addition, as of September 28, 2024, we have recorded reserves for warranty and recall matters of $30 million and environmental matters of $5 million. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2023. For a more complete description of our outstanding material legal proceedings, see Note 16, "Legal and Other Contingencies," to the condensed consolidated financial statements included in this Report.
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

LEAR CORPORATION
For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates," and Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in our significant accounting policies or critical accounting estimates during the first nine months of 2024.
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
A summary of the notional amount and estimated aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

	September 28, 2024	December 31, 2023
Notional amount (contract maturities < 36 months)	$3,005	$2,922
Fair value	(83)	159
Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Honduran lempira, the Chinese renminbi, the Brazilian real and the Japanese yen.
A sensitivity analysis of our net transactional exposure is shown below (in millions):

		Potential Earnings Benefit (Adverse Earnings Impact)
	Hypothetical Strengthening % (1)	September 28, 2024	December 31, 2023
U.S. dollar	10%	$10	$15
Euro	10%	29	34
(1) Relative to all other currencies to which it is exposed for a twelve-month period

LEAR CORPORATION
A sensitivity analysis related to the aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

		Estimated Change in Fair Value
	Hypothetical Change % (2)	September 28, 2024	December 31, 2023
U.S. dollar	10%	$174	$156
Euro	10%	76	98
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
Interest Rates
Our variable rate obligations are sensitive to changes in interest rates. As of September 28, 2024, we had $150 million outstanding under our Term Loan. Advances under the Term Loan generally bear interest based on the Daily or Term SOFR (as defined in the Term Loan agreement) plus a margin, determined in accordance with a pricing grid, that ranges from 1.00% to 1.525%. As of September 28, 2024, the interest rate was 6.435%.
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
(b)Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 28, 2024, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As discussed in Part I — Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Share Repurchase Program and Quarterly Cash Dividends," and Note 15, "Comprehensive Income (Loss) and Equity," to the condensed consolidated financial statements included in this Report, we have a remaining repurchase authorization of $1,200.8 million under our ongoing common stock share repurchase program.
A summary of the shares of our common stock repurchased during the quarter ended September 28, 2024, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
June 30, 2024 through July 27, 2024	212,582	$117.41	212,582	$1,384.9
July 28, 2024 through August 24, 2024	491,674	$113.45	491,674	$1,329.1
August 25, 2024 through September 28, 2024	1,171,126	$109.58	1,171,126	$1,200.8
Total	1,875,382	$111.48	1,875,382	$1,200.8
ITEM 5 — OTHER INFORMATION
(a)    Special Equity-Based Awards
On August 14, 2024, the People and Compensation Committee of the Board of Directors granted one-time special equity-based awards to Frank C. Orsini, the Company's Executive Vice President and President, Seating, and Jason M. Cardew, the Company's Senior Vice President and Chief Financial Officer. These awards were granted under the Company's 2019 Long-Term Stock Incentive Plan, as amended and restated as of May 18, 2023. Mr. Orsini was awarded 18,168 restricted stock units ("RSUs") and Mr. Cardew was awarded 9,084 RSUs.
(c)    Rule 10b5-1 Trading Plan
During the three months ended September 28, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

LEAR CORPORATION
ITEM 6 — EXHIBITS
Exhibit Index

	Exhibit Number		Exhibit Name
**	10.1	*	Notice of Grant of Restricted Stock Units to Jason Cardew, dated August 14, 2024.
**	10.2	*	Notice of Grant of Restricted Stock Units to Frank Orsini, dated August 14, 2024.
**	31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
**	31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
**	32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
***	101.INS		XBRL Instance Document.
****	101.SCH		XBRL Taxonomy Extension Schema Document.
****	101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
****	101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
****	101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
****	101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
***	104		Cover Page Interactive Data File.

*	Compensatory plan or arrangement.
**	Filed herewith.
***	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
****	Submitted electronically with the Report.

LEAR CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAR CORPORATION

Dated:	October 24, 2024	By:	/s/ Raymond E. Scott
Raymond E. Scott
President and Chief Executive Officer

		By:	/s/ Jason M. Cardew
Jason M. Cardew
Senior Vice President and Chief Financial Officer