Form 10-K
period 2024-12-31
LEAR CORP
filed 2025-02-14
CIK 842162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 29, 2024, the aggregate market value of the registrant's common stock, par value $0.01 per share, held by non-affiliates of the registrant was $6,431,462,617. The closing price of the common stock on June 29, 2024, as reported on the New York Stock Exchange, was $114.21 per share.
As of February 12, 2025, the number of shares outstanding of the registrant's common stock was 53,637,383 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant's Notice of Annual Meeting of Shareholders and Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Shareholders to be held in May 2025, as described in the Cross Reference Sheet and Table of Contents included herewith, are incorporated by reference into Part III of this Annual Report on Form 10-K.

LEAR CORPORATION AND SUBSIDIARIES
CROSS REFERENCE SHEET AND TABLE OF CONTENTS

________________________
(1)Certain information is incorporated by reference, as indicated below, to the registrant's Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Shareholders to be held in May 2025 (the "Proxy Statement").
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
BUSINESS OF THE COMPANY
General
Lear Corporation is a global automotive technology leader in Seating and E-Systems, enabling superior in-vehicle experiences for consumers around the world. We supply complete seat systems, key seat components, complete electrical distribution and connection systems, high-voltage power distribution products, including battery disconnect units ("BDUs"), low-voltage power distribution products and electronic controllers to all of the world's major automotive manufacturers. At Lear, we are Making every drive betterTM by providing technology for safer, smarter and more comfortable journeys, while adhering to our values — Be Inclusive. Be Inventive. Get Results the Right Way.
We have 255 manufacturing, engineering and administrative locations in 37 countries. We continue to grow our business in every major automotive producing region of the world, both organically and through complementary acquisitions. We continue to restructure our manufacturing footprint to optimize our cost structure with 68% of our manufacturing facilities and 86% of our employees located in low-cost countries.
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
•Invest in product and process innovations to drive business growth and profitability;
•Maintain a strong balance sheet with investment grade credit metrics; and
•Consistently return capital to our shareholders.
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
•E-Systems — Our E-Systems segment consists of the design, development, engineering and manufacture of complete electrical distribution and connection systems; high-voltage power distribution products, including BDUs; and low-voltage power distribution products and electronic controllers. These capabilities enable us to provide our customers with customizable solutions with optimized designs at competitive costs for both low-voltage and high-voltage vehicle architectures.
Electrical distribution and connection systems utilize low-voltage and high-voltage wire, high-speed data cables and flat wiring to connect networks and electrical signals and manage electrical power within the vehicle for all types of powertrains – from traditional ICE architectures to the full range of electrified powertrains that require management of higher voltage and power. Key components of our electrical distribution and connection systems portfolio include wire harnesses, terminals and connectors, high-voltage battery connection systems and engineered components. High-voltage battery connection systems include intercell connect boards, bus bars and main battery connection systems. High-voltage power distribution products control the flow and distribution of high-voltage power throughout electrified vehicles and include BDUs which control all electrical energy flowing into and out of high-voltage batteries in electrified vehicles. Low-voltage power distribution products and electronic controllers facilitate signal, data and/or power management within the vehicle and include the associated software required to facilitate these functions. Key components of this portfolio include zonal controllers, body domain control modules and low-voltage and high-voltage power distribution modules. Our software offerings include embedded control, cybersecurity software and software to control hardware devices. Our customers traditionally have sourced our electronic hardware together with the software that we integrate and embed in it.
We serve all of the world's major automotive manufacturers through both our Seating and E-Systems businesses, and we have automotive content on more than 480 vehicle nameplates worldwide. It is common for us to have both seating and electrical and/or electronic content on the same vehicle platform.
Our businesses benefit globally from leveraging common operating standards and disciplines, including world-class product development and manufacturing processes, as well as common customer support and regional infrastructures, all of which contribute to our reputation for operational excellence. Our core capabilities are shared across component categories and include high-precision manufacturing and assembly with short lead times, complex, global supply chain management, global engineering and program management, the agility to establish and/or transfer production between facilities quickly, and a unique, customer-focused culture. In select instances, we are able to manufacture both Seating and E-Systems components in the same facility. Our businesses also utilize proprietary, industry-specific processes and standards, leverage common low-cost engineering centers and share centralized operating support functions. These functions include health and safety, logistics, quality, supply chain management and all major administrative functions, such as corporate finance, executive administration, human resources, information technology and legal. We continue to build on our reputation for operational excellence through organic and inorganic investments in automation and other advanced manufacturing technologies and the digital transformation of both our operations and administrative functions. It involves the integration of new technologies, such as Industrial Internet of Things (IIoT), cloud computing, artificial intelligence (AI), machine learning and advanced automation, into production facilities and business operations. These technologies enable smart and automated machines and smart factories to communicate, analyze and optimize products and processes, resulting in higher efficiency, quality and responsiveness to customers.
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
We have subsequently augmented our organic growth plans with selective acquisitions and investments to expand our component capabilities and global footprint, as well as our automation and other advanced manufacturing technologies, including the following:
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
•In May 2022, we acquired Romanian-based Thagora Technology SRL ("Thagora") to access scalable smart-manufacturing technology. Thagora's proprietary solutions complement our sustainable manufacturing processes by improving the production yield of our Seating segment's surface materials operations and lowering energy usage during production. In addition, Thagora's manufacturing automation technologies bring significant advances to our manufacturing operations through engineering and logistics enhancements, including improved material traceability and facility footprint utilization capabilities.
•In November 2022, we acquired InTouch Automation ("InTouch"), a supplier of manufacturing automation technologies and complex automated testing equipment critical in the production of automotive seats. InTouch's product portfolio is aligned with our manufacturing automation strategy to implement technologies designed to automate the testing and validation of seat components and complete seats.
•In April 2023, we acquired I.G. Bauerhin ("IGB"), a privately held supplier of automotive seat heating, ventilation and active cooling, steering wheel heating, seat sensors and electronic control modules, headquartered in Grundau-Rothenbergen, Germany, for approximately $175 million. Our acquisition furthers our comprehensive strategy to develop and integrate a complete portfolio of thermal comfort systems for automotive seating. IGB provides active cooling, as well as additional scale to our seat heating and ventilation capabilities and complements the lumbar and massage capabilities obtained with our acquisition of Kongsberg ICS.
•In July 2024, we acquired WIP Industrial Automation ("WIP”), a privately held company based in Valladolid, Spain. WIP develops, integrates and deploys cutting-edge technologies to create customized automation solutions for production applications used in our business. Our acquisition of WIP further strengthens our robotics and AI-based capabilities, which are important for production efficiency, quality and safety in a modern manufacturing environment.
•In February 2025, we acquired StoneShield Engineering ("StoneShield"), a privately held company based in Castelo Branco, Portugal. StoneShield specializes in the design and development of automation technology for the wire harness industry with expertise in robotics, automated taping applications and high voltage harness assembly. Our acquisition of StoneShield will accelerate the automation of our production processes throughout our E-Systems business, further improving our efficiency and operational excellence.
Industry
We supply all vehicle segments of the automotive light vehicle original equipment market in every major automotive producing region in the world. Our sales are driven by the number of vehicles produced by the automotive manufacturers and our content per vehicle. Although 2023 industry production returned to pre-pandemic levels, 2024 industry production remained approximately 6% below 2017 peak levels (based on January 2025 S&P Global Mobility projections), and 2024 industry production in North America and Europe, our two largest markets, remained approximately 9% and 24%, respectively, below prior peak levels (based on January 2025 S&P Global Mobility projections). Since 2020, the global economy, as well as the automotive industry, have been influenced directly and indirectly by macroeconomic events resulting in unfavorable conditions, including shortages of semiconductor chips and other components, elevated inflation levels on commodities and labor, higher interest rates, and labor and energy shortages in certain markets. Certain of these factors, among others, continue to impact consumer demand. Our strategy to mitigate these impacts encompasses our comprehensive cost management process, including cost technology optimization, actions to further align our manufacturing capacity to the current industry production environment and investments in automation and other advanced manufacturing technologies, as well as commercial recovery mechanisms. This will allow us to enhance operational efficiencies, improve the utilization of existing facilities and equipment to reduce future expenditures, and streamline administrative functions. For a description of risks related to macroeconomic events, see Item 1A, "Risk Factors."

Details on light vehicle production volumes in certain key regions for 2024 and 2023 are provided below. Our actual results are impacted by the specific volume mix of products within each market, as well as other factors described in Item 1A, "Risk Factors."

(In thousands of units)	2024 (1)	2023(1) (2)	% Change
North America	15,467.2	15,682.8	(1%)
Europe and Africa	17,543.2	18,390.8	(5%)
Asia	50,545.6	50,415.3	—%
South America	2,891.5	2,817.9	3%
Other	1,686.4	1,766.9	(5%)
Total	88,133.9	89,073.7	(1%)
(1) Production data based on S&P Global Mobility.
(2) Production data for 2023 has been updated from our 2023 Annual Report on Form 10-K to reflect actual production levels.
Automotive sales and production can also be affected by the age of the vehicle fleet and related scrappage rates, labor relations issues, labor shortages, fuel prices, regulatory requirements, government initiatives and incentives, trade agreements, tariffs and other non-tariff trade barriers (including recent U.S. tariffs imposed or threatened to be imposed on Mexico, Canada and China, as well as other countries and any retaliatory actions taken by such countries), the availability and cost of credit, the availability and cost of raw materials and critical components, and logistics issues, as well as vehicle affordability and consumer preferences regarding vehicle powertrains (including preferences regarding hybrid and electric vehicles), size, configuration and features, among other factors. The impact of potential tariffs on our business and financial condition, if any, is subject to a number of factors that are not yet known, including the effective date and duration of such tariffs, the scope and nature of any tariffs, the amount of any tariffs, any countermeasures that the target countries may take in response to such tariffs. In light of these uncertainties, we can provide no assurance that any mitigating actions that may become available to us, such as our ability to pass along some or all of the costs of any tariffs to some or all of our customers, will be successful. Our sales and production may be further affected by new entrants to the industry, including domestic automakers in certain regions and non-traditional automakers, and the restructuring actions, including facility closures, of our customers and suppliers. Our operating results are also significantly impacted by the overall commercial success of the vehicle platforms for which we supply particular products, as well as the profitability of the products that we supply for these platforms, which is determined, in part, by the level of vertical integration. The loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could adversely affect our operating results. In addition, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating results.
Details on our sales in certain key regions for 2024 and 2023 are provided below:

(In millions)	2024	2023	% Change
North America	$9,749.1	$9,503.4	3%
Europe and Africa	8,298.4	8,612.6	(4%)
Asia	4,392.4	4,445.0	(1%)
South America	866.1	905.9	(4%)
Total	$23,306.0	$23,466.9	(1%)

China (consolidated)	$2,969.5	$3,044.9	(2%)
China (non-consolidated)	2,104.0	1,867.4	13%
The automotive industry, and our business, continue to be shaped by the broad trend of electrification. Although the adoption of electrified vehicles has been slower than anticipated in certain regions, demand for, and regulatory developments related to, improved energy efficiency and sustainability (e.g., government mandates related to fuel economy and carbon emissions) remain significant drivers of this trend.
In 2025, the battery electric vehicle market is expected to represent 17% of global light vehicle production (based on January 2025 S&P Global Mobility projections), as compared to 13% in 2024 and 12% in 2023. Battery electric vehicle production increased to 11.5 million units in 2024 from 10.5 million units in 2023, primarily driven by growth in China. Increasing demand for electrified vehicles is driven by numerous product offerings from both traditional and non-traditional automotive manufacturers, government requirements and incentives, automotive manufacturers' internal targets and a growing segment of end consumers who are seeking alternatives to vehicles with traditional ICE architectures. Meeting this demand requires further use of electronically controlled and assisted powertrains and related components to improve fuel efficiency; the adoption of alternative energy powertrains, such as 48-volt mild hybrid, full hybrid, plug-in hybrid and pure battery electric powertrains that facilitate electrification of the vehicle; and the use of lighter weight materials throughout the vehicle.
Our business is also influenced by vehicle segment trends that continue to experience a shift in consumer preference toward crossover and sport utility vehicles. This trend positively impacts our business as content per vehicle on such vehicles, especially within our Seating business, can be significantly higher. Crossover and sport utility vehicle production has grown to approximately 48% of total vehicle production in 2024, up from 37% five years ago.
Strategy
Through our products, processes, technology and strategic initiatives, we are well-positioned to capitalize on business growth opportunities. We are focused on profitably growing our businesses and have implemented a strategy designed to deliver industry-leading, long-term financial returns. This strategy is based on the following four pillars designed to drive growth and profitability in both of our business segments:
•Extend our market leadership position in Seating with priceable features, including modularity and thermal comfort systems;
•Transform our E-Systems business through accelerated growth in connection systems and vehicle architecture evolution and electrification;
•Build on our reputation for operational excellence through organic and inorganic investments in automation and digital technologies; and
•Prioritize people and the planet through our sustainability initiatives to drive business growth, cost reductions and improved employee retention.
In our Seating business, our unique product offerings are providing us with an opportunity to offer value added solutions to our customers and to use our leading market position to capture additional market share. Our key seat component products include seat trim covers; surface materials such as leather and fabric; seat mechanisms; seat foam; headrests; thermal comfort systems such as seat heating, ventilation, active cooling, pneumatic lumbar and massage products; and seat reconfigurability through Configurable Seating Architecture (ConfigurE+TM). Further, we are leveraging our distinct combination of complete seat system, seat component and thermal comfort expertise and capabilities with our ComfortFlex by LearTM module, an architecture of modular designs combining two or more thermal comfort functions, and our ComfortMax Seat by LearTM module, the integration of one or more thermal comfort features into the seat trim cover. These ComfortFlexTM and ComfortMax SeatTM modules can reduce sub-components by up to 50% and increase airflow directly to the occupant by up to 40%, as compared to currently available designs. With our thermal comfort systems expertise, we are poised to capitalize on the market trends in electric vehicles, second and third row comfort, and ride sharing, while also providing greater design, cost, production and energy efficiency for our customers.
In our E-Systems business, our broad capabilities in electrical distribution and connection systems; high-voltage power distribution products, including BDUs; and low-voltage power distribution products and electronic controllers support the trend toward electrification, as well as the evolution toward zone-based vehicle electrical architectures for both ICE and electrified powertrains. We are investing in and expanding our electrical distribution and connection systems business. This business is benefiting from expanded content per vehicle in line with higher circuit counts supporting high-speed data movement within the vehicle, as well as high-voltage wire harnesses and high-voltage battery components such as intercell connect boards on electrified powertrains. In addition, we have enhanced our vertical integration capabilities in connection systems through the acquisition of M&N Plastics. Our high-voltage power distribution business, including our BDU business, and our low-voltage power distribution business are benefiting from the increased adoption of electrified powertrains and the expansion of longer range, larger format (trucks and SUVs) and higher performance electrified vehicles, where we provide market-leading solutions. Differentiation through higher power management capacity, lighter weight solutions, and optimized and vertically integrated manufacturing solutions provide us with a competitive advantage in the electrification market. Our electronic controllers business is benefiting from the adoption of new vehicle electrical architectures with more integrated power management and control, which is aligned with our strong history of providing highly complex and integrated electronics to our customers. We are focusing future investments on those products where we believe that we have a competitive advantage and we can achieve industry-leading financial returns.
IDEA by Lear - Innovative. Digital. Engineered. Automated. - supports our strategy to drive growth and improve profitability. IDEA reflects our commitment to continue to strengthen our competitive position in both of our business segments through the development of innovative products and the utilization of process automation and other advanced technologies that improve our profitability through increased efficiency and extend our leadership position in operational excellence. Our investments in these technologies and the digital transformation of both our operations and administrative functions aim to improve profitability through process improvements and further efficiency gains. Our 2022 acquisition of Thagora provides us with scalable smart-manufacturing technology that improves the production yield of our Seating segment's surface materials operations and lowers energy usage during production. Our 2022 acquisition of InTouch provides us with automated end-of-line seat function testing, equipment and software integration capabilities and vision system technologies. Our acquisition of WIP in 2024 further strengthened our robotics and AI- based capabilities which are important for production efficiency, safety and quality in a modern manufacturing environment. Our recent acquisition of StoneShield in 2025 will accelerate the automation of our production processes throughout our E-Systems business. These acquisitions enable us to further our in-house product and process capabilities and strengthen our competitive differentiation.
We continue to embed responsible and sustainable principles into our key business processes and operations. We have developed products such as FlexAirTM, a 100% recyclable alternative to traditional foam, ReNewKnitTM, a sustainable sueded alternative material that is fully recyclable at its end of life and composed of 100% recycled plastic bottles, and SoyFoamTM, a substitute for certain petroleum-based products. We also have improved energy efficiency in our operations and established climate goals to reduce carbon emissions and increase the use of renewable energy.
Seating Segment
Lear is a recognized global leader in complete seat systems. Based on independent market studies and management estimates, we believe we are one of the two largest suppliers of complete seat systems globally on the basis of revenue with strong positions in all major markets and a 26% global market share in 2024. We are also a recognized leader in key individual seat components produced for complete seat systems.
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
We are committed to reducing the environmental footprint of our products, operations and supply chain as a means to drive business growth and reduce costs. We are working to improve the sustainability of our operations through identification and reduction of generated waste, reuse of materials whenever possible and recycling. Our sustainability efforts leverage available technology to replace certain petroleum-based products with more sustainable alternatives, such as SoyFoamTM and, more recently, FlexAirTM, our 100% recyclable non-foam alternative that reduces both CO2 emissions and mass and is being integrated into our customized and innovative portfolio of products. In addition, we have focused development efforts on commercializing a range of fabrics that contain recycled, renewable or recyclable yarns that reduce our environmental impact. These fabrics include our ReNewKnitTM sustainable sueded alternative material, which is a first-to-market automotive textile that is fully recyclable at its end of life and composed of 100% recycled plastic bottles. ReNewKnitTM fibers are spun from polyester yarn and finished with a foam-free recycled fleece backing.

Thermal Comfort Systems
Our thermal comfort systems consist largely of seat heating, ventilation, active cooling, pneumatic lumbar and massage products, together with other thermal products such as panel and steering wheel heating. Over the past decade, we have dedicated significant engineering resources to designing, developing and advancing the future of thermal comfort systems. Our recent acquisitions of Kongsberg ICS and IGB further expanded our unique capabilities with experienced engineering and manufacturing leaders to accelerate the execution of our thermal comfort systems strategy and provide purchasing, logistics, administrative and footprint synergies to improve our cost competitiveness. Through component modularity efforts, we are innovating and enhancing product design by combining multiple functions that were previously provided across multiple components into modular solutions. Traditionally, heating, ventilation, lumbar and massage products have been designed as independent systems in a multi-layered model. We are redefining comfort, design and performance through ComfortFlexTM and ComfortMax SeatTM. These revolutionary designs further reduce part complexity, mass and package size (allowing for easier adoption in second and third rows) and significantly improves the final seat assembly process by reducing the number of components assembled into our seats in the just-in-time facilities, while providing a more efficient system with improved performance (including reduced time to sensation) and enhanced comfort for the occupant. In addition, our complete thermal comfort module can be supplied to any seat supplier and is compatible with any seat structure with traditional foam or FlexAirTM. We believe that we are the only supplier with the complete capabilities necessary to realize these modular concepts, providing a unique value proposition to our customers.

Advanced Seating Craftsmanship and Innovation
We believe that our broad capabilities, including advanced design and material integration skills, provide us with a competitive advantage. Our team has developed a portfolio of technologies that deliver sustainable products, differentiated design, craftsmanship and comfort. We are leveraging our unique position to be an industry leader in design and facilitating customer interactions with designers and engineers working collaboratively to create innovative solutions early in the design process. The breadth of our portfolio and depth of our design expertise allows us to better integrate all seat components and bring innovative designs into production with the highest level of craftsmanship, providing differentiated design comfort, quality and overall value to the end consumer. We believe that our unmatched component capabilities, design expertise, global manufacturing presence, and portfolio of enabling and sustainable technologies provide a unique value proposition to our customers and will drive market share gains for our business.
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
Our INTUTM Comfort features were developed to improve comfort throughout long drives. Derived from our research, INTUTM Comfort deploys proprietary technology and in-house developed analytical processes to identify the optimal seat position for the occupant given certain conditions. For example, on extended trips, the lumbar support is continuously adjusted for optimal comfort, and seat bolsters automatically adjust during sharp curves to provide the driver with optimal support. We received our first production award incorporating these advanced features which is expected to launch in 2027 with a luxury European automaker. We have developed and designed efficiencies into individual seat components and full system integration to outperform existing systems.

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
Our core capabilities extend into key seat components serving as a platform for innovation as well, including:
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
With respect to fabrics, we have focused development efforts on commercializing a range of fabrics that contain recycled, renewable or recyclable yarns that reduce our environmental impact. These fabrics include our ReNewKnitTM sustainable sueded alternative material that is fully recyclable at its end of life and composed of 100% recycled plastic bottles, which launched with a global automotive manufacturer in 2024. Our branded TeXstyleTM surface material coatings and treatment technologies enhance cleanability by releasing and repelling stains; prevent the growth of bacteria and mildew through the addition of antimicrobial treatments, including silver ion technologies; protect fabric against water and oil-based stains; minimize soiling of light colors; and are anti-static and anti-dusting.
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
•Zero Gravity Seat – Zero gravity seats (i.e., seats designed to replicate the sensation of weightlessness) have become increasingly more important in the local China market as they provide an enhanced comfort experience for the second row occupants. We have developed and launched a zero gravity seat for second row occupants that includes a 65 degree recline, a raising calf rest for lower leg support, an adaptive arm rest and occupant body pressure distribution, together with various comfort features, including integrated pneumatic neck support and heated back massage.
•Foam and Comfort – Our FlexAirTM technologies offer a 100% recyclable non-foam alternative to traditional foam. Our highly engineered low-profile foam, low-emission foam and our first-to-market, U.S.-sourced SoyFoamTM are break-through innovations in comfort, safety and sustainability. Our first production award incorporating this application launched in 2024.
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
We believe that we are the world's most vertically integrated manufacturer of complete seat systems, providing us with a competitive advantage in terms of cost and quality. We utilize the latest industry innovations and automated technologies to facilitate our continuous improvement efforts. Our recent investments in automation and other advanced manufacturing technologies, including the 2022 acquisitions of Thagora and InTouch and the 2024 acquisition of WIP, have resulted in lower manufacturing costs, improved safety and ergonomics, and higher production reliability. Moreover, we have continued to expand our employee engagement initiatives, achieving global scalability and successfully driving cultural advances. Our initiatives have resulted in improvements in quality, lower employee absenteeism, material cost savings and a reduction in average assembly build times per seat set.
Customers
The top five customers of our Seating segment are: General Motors, Mercedes-Benz, Volkswagen, Stellantis and BMW.
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
E-Systems Segment
Our E-Systems segment consists of the design, development, engineering and manufacture of complete electrical distribution and connection systems; high-voltage power distribution products, including BDUs; and low-voltage power distribution products and electronic controllers for light vehicles globally. We are a leader in signal distribution and power management within the vehicle for all types of powertrains – from traditional ICE architectures to the full range of electrified powertrains. Our expertise and product portfolio support new vehicle electrical architectures, including the adoption of high-voltage electrified vehicle architectures and the transition to zone-based vehicle electrical architectures. We are expanding our capabilities and introducing new product lines, primarily within our electrical distribution and connections systems business and including intercell connect boards, BDUs, engineered components, high-voltage wire, high-speed data cables and zonal controllers. Further, we are de-emphasizing and exiting certain electronics product lines, including audio modules, lighting modules, on-board chargers, telematics control units and niche electronic controllers, where we do not see a path to sustainable risk-adjusted financial returns.
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
In addition, the continuing evolution of the vehicle electrical architecture is introducing more highly integrated power management and control electronics (or zonal controllers) and greatly expanding the use of high-speed data within the vehicle. Our customers are adopting these new architectures on both ICE and electrified powertrains to enable continued integration of more electrical and electronic content and to enable future software-defined functionality. These market demands align favorably with our expertise in zonal controllers and high-speed data cables.
Our product portfolio strategy enables increased leverage of our investments across a focused product portfolio and creates a competitive advantage as we are able to offer our customers customized solutions optimized to provide complete architecture benefits. Our component designs consider the performance of the complete architecture, creating superior value for our customers. Our investments in electrification over the past sixteen years are providing us with a significant growth opportunity with respect to this trend. Further, electrified vehicle architectures represent a significant content per vehicle expansion opportunity for us.

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
Low-Voltage Power Distribution Products and Electronic Controllers
In our E-Systems segment, we also design, develop, engineer and manufacture low-voltage power distribution products and electronic controllers that control various functions and power distribution within the vehicle. Our electronic product offerings include zonal controllers, body domain modules and low-voltage power distribution units. These units are typically purchased with embedded software to manage vehicle functions, control power distribution and ensure vehicle network connection. We assemble these modules using specialized, high-speed surface mount placement equipment and assembly processes in Mexico, Europe, Northern Africa and China.
Technology
Our complete electrical distribution and connection system design capabilities, coupled with market-leading component technologies, allow early access to our customers' product development teams, which provides an indication of our customers' product needs and enables us to develop system design efficiencies. Our expertise is developed and delivered by approximately 2,100 engineers across fourteen countries and is led by four global technology centers of excellence in China, Germany, Spain and the United States for each of our major product lines in this segment.
In electrical distribution and connection systems, our technology includes expertise in the design and use of alternative conductor materials, such as aluminum, copper-clad steel and other hybrid alloys. Alternative conductor materials can enable the use of ultra small gauge conductors, which reduce the weight and packaging size of electrical distribution and connection systems. We also have developed proprietary manufacturing process technologies, such as our vertical manufacturing system that features three dimensional wire harness assembly boards. Our expertise in connection system technology facilitates our ability to implement these small gauge and alternative alloy conductors. We have developed advanced capabilities in aluminum terminals and aluminum wire termination, ultra small gauge termination and high-voltage terminals and connectors. We have developed high density in-line connectors and new small gauge terminals that will enable wire gauge reduction and provide our customers with smaller and lower cost solutions. In high-voltage battery connection systems, we have established a leading capability in power density (power per packaging size) that is being adopted by multiple automotive manufacturers. In addition, we have developed highly integrated and highly automated solutions to improve the performance of high-voltage batteries. These technologies are supported by our proprietary virtual proving grounds, which is an industry-leading suite of in-house developed tools and processes to significantly reduce design, development and validation testing time and expense. Our ongoing and accelerating investments in automation and other advanced manufacturing technologies, including the automation of wire harness manufacturing, design for automation and digital transformation, will yield future efficiencies and flexibility to our operations.
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
In electronic controllers, we are a market leader in zone control, body domain control and power distribution technology. Further, our expertise in e-fuse technology is leading to new power distribution business awards as new architectures are adopted and functional safety requirements increase. Software is a critical element of this part of our business. Software capabilities are becoming more important in the management of complex and highly sophisticated electronic architectures. Software within the vehicle is rapidly growing as a key element of technological innovation and a cost effective way to provide new features and functions.
For additional factors that may impact our E-Systems segment's business, financial condition, operating results and/or cash flows, see Item 1A, "Risk Factors."

Customers
The top five customers of our E-Systems segment are: Ford, General Motors, Jaguar Land Rover, Geely (including Polestar and Volvo) and Volkswagen.
Competition
Our major competitors in electrical distribution and connection systems include Aptiv PLC, Leoni AG, Molex Incorporated (a subsidiary of Koch Industries Inc.), Sumitomo Corporation, TE Connectivity and Yazaki Corporation. Our major competitors in BDUs include Contemporary Amperex Technology Co. Limited, Delta Electronics, Inc., LG Energy Systems, Ltd., Panasonic Holdings Corporation and Yazaki Corporation. Our major competitors in electronic controllers include Aptiv PLC, Continental AG, Denso Corporation, Harman International Industries, Incorporated (a subsidiary of Samsung Electronics Co. Ltd.), Hella (a subsidiary of Forvia SE), Robert Bosch GmbH, Valeo S.A. and Visteon Corporation.
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
We employ standardized processes globally that are designed to drive the efficient use of energy to reduce energy costs and greenhouse gas emissions, prevention of pollution and use of safe and sustainable production processes. We have published carbon reduction goals that we intend to achieve by 2030, including 100% usage of renewable energy for electric power consumed at our facilities and a 50% reduction in our Scope 1 (direct) and Scope 2 (indirect) carbon emissions at our facilities globally, as well as an aspiration to be carbon neutral by 2050.
We are implementing a multifaceted approach to achieve these goals. In our internal operations, we are focused in large part on increasing our usage of renewable energy, as well as on efforts to reduce energy consumption and use energy more efficiently. In particular, we have developed, and are implementing, a comprehensive renewable energy strategy which includes the following:
–On-site renewable energy generation at certain sites (we currently have solar arrays operating at 20 sites in Europe, South America and China);
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
•How We Are Driving Sustainable Products
The automotive industry remains focused on the development of sustainable transportation solutions, particularly in light of the continued focus on climate change and environmental sustainability among governments, non-governmental organizations, consumers and other stakeholders. This focus is increasing the expectations, and in some cases, leading to regulatory requirements, that the automotive industry reduce the carbon emissions generated by vehicles.
Certain of our product offerings are designed to capitalize on these evolving regulatory requirements and consumer preferences, such as electrical distribution and connection systems and BDUs designed for high-voltage applications, providing growth opportunities for our business. Our ComfortFlexTM and ComfortMax SeatTM modules can increase the efficiency of a vehicle's HVAC system and, in turn, potentially facilitate an increased range for electric vehicles. In addition, our lightweight components and vertical integration capabilities can facilitate weight reductions and other performance efficiencies in our products, in turn enabling lower emissions and increased battery driving range.
Our customers' focus on sustainability is aligned with our efforts to develop products that are more environmentally sustainable and that promote circularity in the automotive industry. These products include, without limitation, FlexAirTM, our 100% recyclable non-foam alternative, and ReNewKnitTM, our sustainable wrap-knit textile alternative that is fully recyclable at its end of life and composed of 100% recycled material.
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
Other Sustainability And Governance Initiatives
We are especially proud of our employees' efforts to support our global communities. Through our Operation GIVE campaign at our Southfield, Michigan headquarters, over $750,000 in employee contributions benefited local programs focused on economic well-being, education and the environment in 2024. In addition, our teams completed numerous volunteer projects to support the global communities where we live and work.
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
Human Capital Management
Our human capital management strategy is based on our belief that an important factor in delivering the highest quality products and services is to maintain a work environment that prioritizes safety and fosters collaboration, inclusion, tolerance and respect for our 173,700 employees around the world. Our Board and its People and Compensation Committee oversee this strategy.
As of December 31, 2024 and 2023, our employment levels worldwide were approximately as follows:

Region	2024	2023
United States and Canada	10,400	11,600
Mexico	51,900	56,400
Central and South America	23,500	23,700
Europe and Africa	64,500	68,400
Asia	23,400	26,500
Total	173,700	186,600

Our compensation and benefits strategy are designed to be competitive in the countries in which we operate to motivate our employees to perform to the best of their abilities, to achieve our objectives and to align the interests of our employees with the interests of our stakeholders. Our compensation package includes salary and both performance-based and long-term incentive programs, as appropriate for each role. We also provide a multitude of market-competitive benefits, which may include medical, life and disability insurance, contributory retirement savings plan, paid time off, paid parental leave and tuition reimbursement.
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
Employee Engagement
Launched in 2017, Together We Win ("TWW") is Lear's global employee engagement program designed to drive cultural change in our operations. Plants advance through four segments of the program — leadership, work environment, employee involvement and team empowerment. TWW unites manufacturing employees across the globe in aiming to achieve excellence based on key operational and employee engagement metrics, such as quality, absenteeism, health and safety performance, and operational efficiency. Our approach towards employee engagement focuses on the employee experience through the three main chapters of the employee lifecycle: attract and recruit, learn and grow, and perform and reward.
Champions of Lear is a recognition program that celebrates our global operations and our hourly and salaried employees who represent the best-of-the-best in our company. Individuals, teams or plants submit an application which is reviewed by a diverse panel of judges, including Lear leadership. Award categories honor achievements in engagement, customer appreciation, innovation, supply chain, quality, safety, operational excellence, sustainability and continuous improvement.
Health and Safety
Our health and safety programs are designed around global standards with appropriate variations to address the multiple jurisdictions and unique working environments of our manufacturing operations. Our health and safety management system is compliant with the International Organization for Standardization ("ISO") 45001 standard, and we implemented a more comprehensive program which combines ISO 14001 and 45001 requirements to improve efficiency and performance. Each of our locations performs regular safety audits to ensure that proper safety policies are in place and appropriate safety training is provided. In addition, we engage an independent third-party conformity assessment and certification vendor to audit selected operations for adherence to our global health and safety standards.
Our employees also support healthier lifestyles through our Driving Wellness campaign. Local teams around the world plan activities, such as mental health awareness events, first aid training and on-site physical fitness initiatives, that are focused on promoting increased physical, emotional and mental wellness. This program has been expanded globally since its inception in 2022.
Talent Development and Culture
We are committed to the continued development of our employees. In 2023, we delivered more than six million hours of safety, development, leadership, quality, continuous improvement, lean manufacturing, and ISO and IATF certification training. We offer several professional development and leadership programs in the United States, Europe, Asia, Mexico and South America. Our CEO Academy is our premier leadership development opportunity in which a select group of leaders representing diverse functions and backgrounds participate in a week-long leadership immersion event. Our Together We Grow merit-based program helps diverse high-potential future leaders build their networks and careers at Lear with an emphasis on engagement and relationship development. In 2024, we expanded programming to include cohorts in Europe and in Mexico/Honduras.
In 2023, we launched our JumpStart "returnship" program in the United States, attracting mid-career professionals who had previously chosen to pause their careers for a variety of reasons. Leveraging our internal referral process, we identified participants that were eager to update their skills and, with support, ready to return to full-time employment. During the 12-

week paid pilot program, participants received custom onboarding, attended professional development and technical training workshops, and were assigned a job coach. In 2024, JumpStart expanded globally with programs in Asia, Europe/Africa, Mexico and South America.
We strive to build a culture of diversity, equity and inclusion not only through our human resource policies and practices but also by actively monitoring pay equity and working to eliminate discrimination and harassment in all of its forms. In 2024, we enhanced our Expect Respect / Expect Inclusion anti-harassment training for our global workforce, including a significant focus on bystander intervention, equipping our employees with strategies to safely support colleagues who may be experiencing harassment. We expect this training to be completed at all of our locations by the end of the first quarter 2025.
We are also proud of our six employee resource groups, representing 23 countries. Each employee-led resource group is supported by an executive sponsor and is open to all employees, with a goal of fostering a culture where everyone in our diverse and global workforce feels engaged, accepted and valued. In 2024, the employee resource groups held more than 400 events globally, including lunch and learns, trainings, and volunteer and social activities.
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
Customers
In 2024, General Motors, one of the largest automotive and light truck manufacturers in the world, accounted for 22% of our net sales. In addition, Ford, Volkswagen and Mercedes-Benz each accounted for 11% and Jaguar Land Rover and Stellantis each accounted for 9% of our 2024 net sales. Through acquisitions and organic growth, we strive to diversify our customer base to be reflective of the evolving regional markets in which we operate. We supply and have expertise in all vehicle segments of the automotive market. Our sales content tends to be higher on those vehicle platforms and segments which offer more features and functionality. The popularity of particular vehicle platforms and segments varies over time and by regional market. We expect to continue to win new business and grow sales at a greater rate than overall automotive industry production. For further information related to our customers and domestic and foreign sales and operations, see Note 14, "Segment Reporting," to the consolidated financial statements included in this Report.
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
Our core sales backlog reflects our estimated net sales over the next two years from formally awarded new programs, less lost and discontinued programs. This measure excludes the sales backlog at our non-consolidated joint ventures and the impact of the wind down of non-core products in our E-Systems business. As of February 2025, our 2025 to 2026 sales backlog is $1.3 billion. Our current sales backlog reflects $0.2 billion related to 2025, of which 11% and 89% are related to our Seating and E-Systems segments, respectively. In addition, our 2025 to 2026 sales backlog at our non-consolidated joint ventures is approximately $0.5 billion. Our current sales backlog assumes volumes based on the independent industry projections of S&P Global Mobility as of January 2025 and internal estimates, a Euro exchange rate of $1.04/Euro and a Chinese renminbi exchange rate of 7.30/$. This sales backlog is generally subject to a number of risks and uncertainties, including vehicle production volumes on new and replacement programs and foreign exchange rates, as well as the timing of production launches and changes in customer development plans. For additional information regarding risks that may affect our sales backlog, see Item 1A, "Risk Factors," and Part II — Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements."

We receive purchase orders from our customers that generally provide for the supply of a customer's annual requirements for a particular vehicle model and assembly plant, or in some cases, for the supply of a customer's requirements for the life of a particular vehicle model, rather than for the purchase of a specified quantity of products. Although most purchase orders may be terminated by our customers at any time, such terminations have been infrequent and have not had a material impact on our operating results. We are subject to risks that an automotive manufacturer will produce fewer units of a vehicle model than anticipated or that an automotive manufacturer will not award us a replacement program following the life of a vehicle model. To reduce our reliance on any one vehicle model, we produce automotive systems and components for a broad cross-section of both new and established models. However, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating performance. Our net sales for the year ended December 31, 2024, consisted of 23% passenger cars, 56% crossover and sport utility vehicles and 21% trucks and vans.
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
Raw Materials
The principal raw materials used in our seat systems, electrical distribution and connection systems, BDUs and electronic controllers are generally available and obtained from multiple suppliers under various types of supply agreements. Components such as seat trim covers, surface materials such as leather and fabric, seat mechanisms, seat foam, thermal comfort systems such as seat heating, ventilation, active cooling, pneumatic lumbar and massage products, headrests, connection systems and certain other components are either manufactured by us internally or purchased from multiple suppliers under various types of supply agreements (certain of which are sourced by our customers and certain of which are sourced by us). The majority of the steel used in our products is comprised of fabricated components that are integrated into a seat system, such as seat frames, recliner mechanisms, seat tracks and other mechanical components. Therefore, our exposure to changes in steel prices is primarily indirect, through these purchased components. With the exception of certain connection systems, the materials that we use to manufacture wire harness assemblies are substantially purchased from suppliers, including extruded and insulated wire and cable. The majority of our copper purchases are comprised of extruded wire and cable that we integrate into electrical wire harnesses. In general, our copper purchases, as well as a significant portion of our leather purchases, are subject to price index agreements with our customers and suppliers. We utilize a combination of short-term and long-term supply contracts to purchase key components. We generally retain the right to terminate these agreements if our supplier does not remain competitive in terms of cost, quality, delivery, technology or customer support.
Intellectual Property
Worldwide, we have approximately 2,800 patents and patent applications pending. While we believe that our patent portfolio is a valuable asset, no individual patent or group of patents is critical to the success of our business. We also license selected technologies to automotive manufacturers and to other automotive suppliers. We continually strive to identify and implement new technologies for use in the design and development of our products.
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

We have numerous registered trademarks in the United States and in many foreign countries. The most important of these marks include LEAR CORPORATION® (including our stylized version thereof) and LEAR®, which are widely used in connection with our products and services. Our other principal brands include GUILFORD® and EAGLE OTTAWA®. ComfortFlex by LearTM, ComfortMax Seat by LearTM, ConfigurE+TM seating, FlexAirTM non-foam alternative, INTUTM seating, ProTec® active head restraints, ReNewKnitTM fabrics, SMART JUNCTION BOXTM technology, SoyFoamTM foam substitute and TeXstyleTM fabrics are some of our other trademarks used in connection with certain of our product lines.
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
We are committed to sustainability in our operations and products. We adhere to local, state, federal and foreign laws, regulations and ordinances which govern activities or operations that may have adverse environmental effects. These laws, regulations and ordinances may impose liability for clean-up costs resulting from past spills, disposals or other releases of hazardous wastes. For a description of our outstanding environmental matters and other legal proceedings, see Note 13, "Legal and Other Contingencies," to the consolidated financial statements included in this Report.
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
Furthermore, we currently offer products that advance sustainability, such as ReNewKnitTM and FlexAirTM, and are creating technologies that facilitate environmentally friendly transportation alternatives, such as hybrid and electric vehicles. Our expertise, capabilities and environmental leadership are allowing us to expand our product offerings in this area.
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
As of December 31, 2024, we had sixteen operating joint ventures located in five countries. Of these joint ventures, six are consolidated, and ten are accounted for using the equity method of accounting. Fourteen of the joint ventures operate in Asia, and two operate in North America (both of which are dedicated to serving Asian automotive manufacturers). Net sales of our consolidated joint ventures accounted for approximately 8% of our net sales in 2024. As of December 31, 2024, our investments in non-consolidated joint ventures totaled $221 million.

A summary of our non-consolidated operating joint ventures, including ownership percentages, is shown below. For further information related to our joint ventures, see Note 5, "Investments in Affiliates and Other Related Party Transactions," to the consolidated financial statements included in this Report.

Country	Name	Ownership Percentage
China	Beijing BHAP Lear Automotive Systems Co., Ltd.	50%
China	Beijing Lear Hyundai Transys Co., Ltd.	50
China	Guangzhou Lear Automotive Components Co., Ltd.	50
China	Jiangxi Jiangling Lear Interior Systems Co., Ltd.	50
China	Lear Dongfeng Automotive Seating Co., Ltd.	50
China	Changchun Lear FAWSN Automotive Seat Systems Co., Ltd.	49
China	Shenyang Jinbei Lear Automotive Seating Co. Ltd.	49
Honduras	Honduras Electrical Distribution Systems S. de R.L. de C.V.	49
United States / Mexico	Kyungshin-Lear Sales and Engineering LLC	49
India	Hyundai Transys Lear Automotive Private Limited	35
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
Our sales are driven by the number of vehicles produced by our automotive manufacturer customers and our content per vehicle. The automotive industry is cyclical and sensitive to general economic conditions, including interest rates, inflation, consumer demand and spending levels, and geopolitical issues. Automotive sales and production can also be affected by the age of the vehicle fleet and related scrappage rates, labor relations issues, labor shortages, fuel prices, regulatory requirements, government initiatives and incentives, trade agreements, tariffs and other non-tariff trade barriers, the availability and cost of credit, the availability and cost of raw materials and critical components, and logistics issues, as well as vehicle affordability and consumer preferences regarding vehicle powertrains (including preferences regarding hybrid and electric vehicles), size, configuration and features, among other factors. Our sales and production may be further affected by new entrants to the industry, including domestic automakers in certain regions and non-traditional automakers, and the restructuring actions, including facility closures, of our customers and suppliers.
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
Raw material, energy, commodity, product component and labor costs can be volatile. Although we have developed and implemented strategies to mitigate the impact of increases in such costs, these strategies, together with commercial negotiations with our customers and suppliers, do not typically offset all of the adverse impact. Certain of these strategies also may limit our opportunities in a declining price environment. In addition, the availability of raw materials, energy, commodities, product components and labor fluctuates from time to time due to factors outside of our control, including regulatory requirements and restrictions, natural disasters and other supply chain disruptions, which may impact our ability to meet the production demands of our customers. Increases in the costs of raw materials, energy, commodities, product components and labor, or restrictions on the availability thereof, could adversely affect our financial condition, operating results and cash flows.
•The lack of commercial success of or an increase in directed component sourcing for a vehicle model for which we are a significant supplier could adversely affect our financial performance.
We receive purchase orders from our customers that generally provide for the supply of a customer's requirements for a particular vehicle model and assembly plant for the life of a particular vehicle program, rather than for the purchase of a specific quantity of products. It is possible that a particular vehicle model is not successful with consumers or that our customers elect to manufacture our products internally, purchase our products from other suppliers or increase the extent to which they require us to utilize specific suppliers or materials in the manufacture of our products. The loss of business due to these factors occurring could reduce our sales or margins and thereby adversely affect our financial condition, operating results and cash flows.
•Our inability to achieve product cost reductions to offset customer-imposed price reductions could adversely affect our financial performance.
Downward pricing pressure by automotive manufacturers is a characteristic of the automotive industry. Our customer contracts generally provide for annual price reductions over the production life of the vehicle, while requiring us to assume significant responsibility for the design, development and engineering of our products. Prices may also be adjusted on an ongoing basis to reflect changes in product content/costs and other commercial factors. Our financial performance is largely dependent on our ability to achieve product cost reductions through product design enhancements, supply chain management, manufacturing efficiencies and restructuring actions. We also seek to enhance our financial performance by investing in product development, design capabilities and new product initiatives that respond to and anticipate the needs of our customers and consumers. We continually evaluate operational and strategic alternatives to improve our business structure and align our business with the changing needs of our customers and major industry trends affecting our business. Our inability to achieve product cost reductions that offset customer-imposed price reductions could adversely affect our financial condition, operating results and cash flows.
•International trade policies, including protectionist trade policies, such as tariffs and sanctions, could adversely affect our financial performance.
Due to the interconnectedness of the global economy, policy changes in one area of the world can have an immediate and material adverse impact on markets around the world. Changes in international trade policies, including: (i) changes to existing trade agreements; (ii) greater restrictions on free trade generally; and (iii) significant increases in customs duties and tariffs on goods imported into the United States and reciprocal actions by other countries, can adversely affect our financial condition and operating results.
On February 1, 2025, President Trump announced the imposition of new tariffs on imports from Mexico, Canada and China, to take effect on February 4, 2025. On February 3, 2025, President Trump announced that the tariffs imposed on imports from Mexico and Canada would be paused for thirty days. The impact of these potential tariffs on our business and financial condition, if any, is subject to a number of factors that are not yet known, including the effective date and duration of such tariffs, the scope and nature of any tariffs, the amount of any tariffs, any countermeasures that the target countries may take in response to such tariffs. In light of these uncertainties, we can provide no assurance that any mitigating actions that may become available to us, such as our ability to pass along some or all of the costs of any tariffs to some or all of our customers, will be successful.
In addition to potential increases in customs duties and tariffs in the United States and other countries, the United States-Mexico-Canada Agreement ("USMCA") is subject to renewal in 2026. There can be no assurance that any newly negotiated terms in the USMCA will not adversely affect our business. Also, China presents unique risks to U.S. automotive manufacturers due to the strain in U.S.-China relations and the level of integration with key components in our global supply chain. It remains unclear what specific actions the current U.S. administration may take to resolve trade-related issues with China and other countries.
Further, the U.S. and other governments could impose additional sanctions or export controls that could restrict us from doing business directly or indirectly in or with certain countries or parties, which could include affiliates. Any of the above factors could impact our supply chain, as well as our operations, and adversely affect our financial condition and operating results.

•Adverse developments affecting or the financial distress of one or more of our suppliers could adversely affect our financial performance.
We obtain components and other products and services from numerous automotive suppliers and other vendors throughout the world. We are responsible for managing our supply chain, including suppliers that may be the sole sources of products that we require, that our customers direct us to use or that have unique capabilities that would make it difficult and/or expensive to re-source. In certain instances, entire industries may experience short-term capacity constraints. Additionally, our production capacity and costs, and that of our customers and suppliers, may be adversely affected by force majeure events, such as natural disasters, as well as tariffs, sanctions or other significant events. Any such significant event could adversely affect our financial performance. Furthermore, unfavorable economic or industry conditions in one or more of the regions in which we operate could result in financial distress within our supply base, which could cause a supply disruption and thereby adversely affect our financial condition, operating results and cash flows.
•A significant labor dispute involving us or one or more of our customers or suppliers or that could otherwise affect our operations could adversely affect our financial performance.
A substantial number of our employees and the employees of our largest customers and suppliers are members of industrial trade unions and are employed under the terms of various labor agreements. We have labor agreements covering approximately 81,500 employees globally. In the United States and Canada, each of our unionized facilities has a separate collective bargaining agreement with the union that represents the workers at such facility, with each such agreement having an expiration date that is independent of the other agreements. Labor agreements covering approximately 84% of our global unionized work force, including labor agreements in the United States and Canada covering approximately 5% of our global unionized workforce, are scheduled to expire in 2025. There can be no assurances that these upcoming negotiations or any other future negotiations with the unions will be resolved favorably or that we will not experience a work stoppage or disruption that could adversely affect our financial condition, operating results and cash flows. A labor dispute involving us, any of our customers or suppliers or any other suppliers to our customers or that otherwise affects our operations, or the inability by us, any of our customers or suppliers or any other suppliers to our customers to negotiate, upon the expiration of a labor agreement, an extension of such agreement or a new agreement on satisfactory terms could adversely affect our financial condition, operating results and cash flows. In addition, if any of our significant customers experience a material work stoppage, the customer may halt or limit the purchase of our products. This could require us to shut down or significantly reduce production at facilities relating to such products, which could adversely affect our financial condition and operating results.
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
•Our substantial international operations make us vulnerable to risks associated with volatile economic and political environments.
We have substantial international operations, with manufacturing and distribution facilities in many foreign countries, including Mexico and countries in Africa, Asia, Central and South America, and Europe. Some of the markets in which we do business may have volatile economic and/or political environments. This may expose us to heightened risks as a result of economic, geopolitical or other events, including:
–exposure to local economic conditions;
–political, economic and civil instability and uncertainty (including acts of terrorism, civil unrest, drug cartel-related and other forms of violence, and outbreaks of war);
–labor scarcity and unrest;
–expropriation, governmental takeover and nationalization;
–currency exchange rate fluctuations, currency controls and the ability to economically hedge currencies;

–withholding and other taxes on remittances and other payments by subsidiaries;
–investment restrictions or requirements;
–repatriation restrictions or requirements;
–trade wars, tariffs or sanctions;
–concerns about human rights, working conditions and other labor rights and conditions and the environmental impact in foreign countries where our products are produced and raw materials and/or components are sourced, as well as changing labor, environmental and other laws in these countries;
–pandemic illness and limited access to vaccines;
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
Our financial performance depends, in part, on our ability to successfully execute our strategic objectives. Our strategy is based on four pillars designed to drive growth and profitability: (1) extend our market leadership position in Seating with priceable features, including modularity and thermal comfort systems; (2) transform our E-Systems business through accelerated growth in connection systems and vehicle architecture evolution and electrification; (3) build on our reputation for operational excellence through organic and inorganic investments in automation and digital technologies; and (4) prioritize people and the planet through our sustainability initiatives to drive business growth, cost reductions and improved employee retention. Various factors, including the industry environment and the other matters described herein and in Part II — Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," including "— Forward-Looking Statements," could adversely affect our ability to execute our strategic objectives. These risk factors include our failure to identify suitable opportunities for organic investment and/or acquisitions, our inability to successfully develop such opportunities or complete such acquisitions or our inability to successfully utilize or integrate the investments in our operations. Our failure to execute our strategic objectives could adversely affect our financial condition, operating results and cash flows. Moreover, there can be no assurances that, even if implemented, our strategic objectives will be successful.
•Our inability to effectively manage the timing, quality and costs of new program launches could adversely affect our financial performance.
In connection with the award of new business, we obligate ourselves to deliver new products and services that are subject to our customers' timing, performance and quality standards. Additionally, as a Tier 1 supplier, we must effectively coordinate the activities of numerous suppliers in order for the program launches of our products to be successful. Given the complexity of new program launches, we may experience difficulties managing product quality, timeliness and associated costs. In addition, new program launches require a significant ramp up of costs; however, our sales related to these new programs generally are dependent upon the timing and success of our customers' introduction of new vehicles. Customer decisions on program launch timing may be impacted by industry conditions, government regulations and consumer preferences, and therefore, the timing of such launches may also be subject to change. Our inability to effectively anticipate and manage the timing, quality and costs of these new program launches could adversely affect our financial condition, operating results and cash flows.
•We operate in a highly competitive industry and efforts by our competitors, as well as new entrants to the industry, to gain market share could adversely affect our financial performance.
We operate in a highly competitive industry. We and most of our competitors are seeking to expand market share with new and existing customers, including in high growth regions. Our customers award business based on, among other things, price, quality, service and technology. Our competitors' efforts to grow market share could exert downward pressure on our product pricing and margins. In addition, the automotive industry has attracted, and will continue to attract, new entrants, including domestic automakers in certain regions and non-traditional automakers as a result of the evolving nature of the automotive vehicle market, including the increasing adoption of hybrid and electric vehicles. Further, the global automotive industry is experiencing a period of significant technological change, including a focus on electrification and digitization. If we are unable to differentiate our products, maintain a low-cost footprint or compete effectively to win business with new domestic automakers and other new entrants, we may lose market share or be forced to reduce prices, thereby lowering our margins. Any such occurrences could adversely affect our financial condition, operating results and cash flows.
•If we do not respond appropriately, the evolution of the global transportation industry toward electrification could adversely affect our business.
The global transportation industry is increasingly focused on the development of more fuel-efficient solutions to meet demands from consumers and governments worldwide to address climate change and an increased desire for environmentally sustainable solutions. The impacts of these changes on us are uncertain and could ultimately prove dramatic. If we do not respond appropriately, the evolution toward electrification and other energy sources, including the timing of such evolution, could adversely affect our business. The increased adoption of hybrid and fully electrified powertrains may result in lower demand for some of our products. The evolution of the industry toward electrification has also attracted increased competition from new entrants to the light vehicle industry. Failure to innovate and to develop or acquire new and compelling products that capitalize upon new technologies in response to evolving consumer preferences and customer landscape could adversely affect our financial condition, operating results and cash flows.
•A disruption in our information technology systems, or those of our customers, suppliers, sub-suppliers or other contract parties, including a disruption related to cybersecurity, and other cybersecurity risks, such as a security incident resulting in unauthorized access to or theft of personal or other sensitive information, could adversely affect our financial performance.
We rely on the accuracy, capacity, availability and security of our information technology networks. Despite the security and business continuity measures that we have implemented, including those measures related to cybersecurity, our operational systems (including business, financial, accounting, human resources, product development and manufacturing processes), as well as those of our customers, suppliers and other service providers, and certain of our connected vehicle systems and components that may collect and store sensitive end-user data (which could include personal information) could be breached, disabled or damaged by, without limitation, internal or external threat actors, computer viruses, malware, phishing attacks, denial-of-service attacks, supply chain attacks, human error, ransomware attacks, software bugs, server malfunctions, software or hardware failures, natural or man-made incidents or disasters, or unauthorized physical or electronic access. These types of incidents have become more prevalent and pervasive across industries, including our industry, and are expected to continue, if not increase, in the future. In particular, ransomware or other attacks that are intended to disrupt our business operations are becoming increasingly prevalent, particularly for manufacturing companies, and can lead to significant interruptions in operations and the ability to provide products or services, loss of sensitive data and income, reputational harm and diversion of funds. Extortion payments may alleviate the negative impact of a disruptive event, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
We are incorporated into the supply chain of a large number of companies globally. As a result, if our products or services are compromised, unavailable or unable to be manufactured or delivered, a significant number or, in some instances, all of our customers' operations and their data could be simultaneously affected. Our contracts with customers and others may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages or claims related to our security obligations. The potential liability and associated consequences we could suffer as a result of such a large-scale event impacting multiple customers could be catastrophic and result in irreparable harm.
The secure operation of our information technology networks, and the processing and maintenance of information by these networks, is critical to our operations and strategy. A security incident could result in business disruption, including interruptions of manufacturing and distribution of vehicle systems and components that we supply to our customers or our plant operations, theft of our intellectual property, trade secrets or customer information, or unauthorized access to or theft of personal information, such as that of our employees or end consumers of vehicles that contain certain of our connected vehicle systems or components. Although cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our operational systems and products from attack, damage or unauthorized access are a high priority for us, our actions and investments may not be deployed quickly enough or successfully protect our systems against all vulnerabilities, including technologies developed to bypass our security measures. In addition, outside parties may attempt to fraudulently induce employees, vendors or customers to disclose access credentials or other sensitive information in order to gain access to our secure systems and networks, or to divert funds or wire transfers. There are no assurances that our actions and investments to improve the maturity of our systems, processes and risk management framework or remediate vulnerabilities will be sufficient or deployed quickly enough to prevent or limit the impact of any cyber intrusion or security incident. We maintain cyber liability insurance to provide additional support during significant events, as well as a level of financial protection in the event of certain cybersecurity-related losses, but there is no guarantee that our coverage will be sufficient or applicable in all cases.
Moreover, because the techniques used to gain access to or adversely impact systems often are not recognized until launched against a target, we may be unable to anticipate the methods necessary to defend against these types of attacks, and we cannot predict the extent, frequency or impact these attacks may have on us. It may also be difficult and/or costly to detect, investigate, mitigate, contain and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain and remediate a security incident could result in outages, data losses and disruptions of our business. In addition, the information technology systems and software that we and our vendors use are vulnerable to outages, breakdowns, software vulnerabilities, coding errors and other damage from service interruptions, system malfunctions, natural disasters, terrorism, war, and telecommunication and electrical failures. For example, our business operations suffered temporary interruptions and impacts from the global CrowdStrike Holdings, Inc. event in July 2024. To the extent that our business is interrupted, including the vehicle systems and components that we supply to our customers or our plant operations, or data is lost, destroyed or inappropriately accessed, used or disclosed, such disruptions could adversely affect our competitive position, operating capacity, ability to provide our goods and services, relationships with our customers, financial condition, operating results and cash flows and/or subject us to regulatory actions, including those contemplated by data privacy laws and regulations such as European Union General Data Privacy Regulation, China Cyber Security Laws including the China Personal Information Protection Law, India's Information Technology Act and supplementary rules, and the California Consumer Privacy Act, or litigation. In addition, we may be required to incur significant costs to protect against the damage caused by these disruptions or security breaches in the future.
We are also dependent on security measures that some of our customers, suppliers and other third party service providers take to protect their own systems and infrastructures. Any security incident of any of these third parties' systems could result in unauthorized access to our or our customers' or suppliers' sensitive data or our own information technology systems, cause us to be non-compliant with applicable laws or regulations, subject us to legal claims or proceedings, disrupt our operations, damage our reputation or cause a loss of confidence in our products or services, any of which could adversely affect our financial performance. Our ability to monitor these third parties' information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.
•Pandemics, epidemics, disease outbreaks and other public health crises have disrupted our business and operations, and future public health crises could adversely affect our business, financial condition and operating results.
Pandemics, epidemics or disease outbreaks in the United States or globally have disrupted, and may disrupt in the future, our business, which could materially affect our financial condition including liquidity, operating results and future expectations. Any such events may adversely impact our global supply chain and global manufacturing operations and cause us to again suspend our operations. In particular, we could experience among other things: (1) continued or additional global supply disruptions, including component and material shortages; (2) labor disruptions; (3) an inability to manufacture; (4) a decline in consumer demand; and (5) an impaired ability to access credit and capital markets. Any future public health crises, could adversely affect our business, financial condition, operating results and cash flows going forward.
•Perspectives on global climate change and other sustainability matters by various stakeholders could adversely affect our business.
Customer, investor, employee and other stakeholder expectations of us and our supply base in matters involving sustainability continue to evolve. The enhanced stakeholder focus on sustainability requires continuous monitoring of various and evolving standards and their associated requirements, and may result in potentially differing perspectives on these topics among stakeholders. Our failure, or that of our supply base, to adequately meet stakeholder expectations or address stakeholder concerns, including concerns about environmental impacts and similar matters, may result in, among other things, negative sentiment toward us or our products, the loss of business, diluted market valuation, an inability to attract customers or an inability to attract and retain top talent.
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
We are subject to income taxes in the United States and numerous international jurisdictions. Our effective tax rate and cash tax liability in the future could be adversely affected by the enactment of new tax legislation, changes in the level and mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax holiday status. The carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. We are also subject to ongoing tax audits globally. These audits can involve complex issues, which may require an extended period of time to resolve and can be highly judgmental. Tax authorities may disagree with certain of our tax reporting positions and, as a result, assess additional taxes against us. We regularly assess the likely outcomes of these audits to determine the appropriateness of our gross unrecognized tax benefits. The amounts ultimately paid upon resolution of current and future tax audits could be materially different from the amounts previously included in our income tax provision and, therefore, could have a material impact on our income tax provision.
The Organization for Economic Cooperation and Development ("OECD") issued new guidelines, known as "Pillar Two," to implement a 15% global corporate minimum tax to address gaps in current tax laws and ensure that large multinational enterprises pay a minimum level of tax in the countries in which they operate. Countries may implement the OECD Pillar Two model rules as issued, in a modified form or not at all. A number of countries have passed legislation enacting certain parts of the OECD's Pillar Two framework effective in 2024. As a result of the uncertainty, OECD Pillar Two could have a material impact on our effective tax rate and result in higher cash tax liabilities depending on which countries enact minimum tax legislation and in what manner.
Risks Related to Our Indebtedness
•Our existing indebtedness and the inability to access capital markets could restrict our business activities or our ability to execute our strategic objectives or adversely affect our financial performance.
As of December 31, 2024, we had approximately $2.7 billion of outstanding indebtedness, as well as $2.0 billion available for borrowing under our revolving credit facility. As of December 31, 2024, there were no amounts outstanding under our revolving credit facility. The debt instruments governing our indebtedness contain covenants that may restrict our business activities or our ability to execute our strategic objectives, and our failure to comply with these covenants could result in a default under our indebtedness. We also lease certain buildings and equipment under non-cancelable lease agreements with terms exceeding one year, which are accounted for as operating leases. Additionally, any downgrade in the ratings that rating agencies assign to us and our debt may ultimately impact our access to capital markets. Our inability to generate sufficient cash flow to satisfy our debt and lease obligations, to refinance our debt obligations or to access capital markets on commercially reasonable terms could adversely affect our financial condition, operating results and cash flows.
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
Concerns over human rights, environmental pollution and climate change have produced significant legislative and regulatory efforts globally. In addition, our customers have imposed various requirements on their suppliers, including us, in response to these concerns. We expect that these regulatory and customer requirements will continue to increase in number and breadth of scope for the foreseeable future, thereby affecting our business. Complying with these requirements will likely require us to incur costs, make investments in new innovations, change product and production processes and/or modify product supply chains, certain of which actions could be significant. Significant challenges may exist to comply with new legislative efforts around supply chain transparency due to the inherent complexity of global automotive supply chains. If we fail to comply with these requirements, we could be subject to lost business opportunities and/or future liabilities, which could adversely affect our reputation, business, financial condition, operating results and cash flows.
•New laws or regulations or changes in existing laws or regulations could adversely affect our financial performance.
We and the automotive industry are subject to a variety of federal, state, local and foreign laws and regulations, including those related to health, safety and, increasingly, sustainability matters. Governmental regulations also affect taxes and levies, capital markets, healthcare costs, energy usage, data privacy, international trade, including tariffs and sanctions, human rights, immigration and other labor issues (including labor costs), all of which may have a direct or indirect effect on our business and the businesses of our customers and suppliers. We cannot predict the substance or impact of pending or future legislation or regulations, or the application thereof. The introduction of new laws or regulations or changes in existing laws or regulations, including those in connection with the new U.S. administration, or the interpretation thereof, could increase the costs of doing business for us or our customers or suppliers or restrict our actions and adversely affect our financial condition, operating results and cash flows.
•We may incur fines or penalties, damage to our reputation or other adverse consequences if our employees, suppliers, sub-suppliers or other contract parties, agents or business partners violate anti-bribery, competition, export and import, trade sanctions, data privacy, environmental, human rights or other laws.
We are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies, including laws related to anti-corruption, human rights, anti-bribery, export and import compliance, trade sanctions, data privacy, anti-trust and money laundering, due to our domestic and global operations. In particular, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced government corruption to some degree. We cannot provide assurance our internal controls will always protect us from the improper conduct of our employees, suppliers, sub-suppliers or other contract parties, agents and business partners. Violations of these laws, which are complex, may conflict with laws of other jurisdictions and often are difficult to interpret and apply, could subject us to civil or criminal investigations in the United States and other jurisdictions, could lead to substantial civil or criminal, monetary and non-monetary penalties and related shareholder lawsuits, could lead to increased costs of compliance and could damage our reputation, business, financial condition, operating results and cash flows.
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
We own significant intellectual property, including a large number of patents, trademarks, copyrights and trade secrets, and we are involved in numerous licensing arrangements. Our intellectual property plays an important role in maintaining our competitive position in a number of the markets that we serve. Failure to successfully protect our intellectual property could adversely impact our business. Furthermore, we may not be able to readily identify unauthorized use or take appropriate and timely steps to enforce our intellectual property rights. Also, while we believe we have the necessary rights to use all of the intellectual property we use, if we are found to infringe on the rights of others, we could be adversely impacted. Developments or assertions by or against us relating to intellectual property rights could adversely affect our financial condition, operating results and cash flows.
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
Depending on the environment, we implement and maintain various technical, physical and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our information systems and data, including an incident response policy and scenario-based playbooks, an incident detection program, a vulnerability management program, disaster recovery and business continuity plans, risk assessment processes, security standards, network security controls, access controls, systems monitoring, employee awareness training and cyber insurance.
Our internal information security team oversees and works collaboratively with various information security service providers. Our cybersecurity program and practices are supported through the use of third-party service providers to assist in the identification, assessment and management of risks specific to cybersecurity threats, including vendors providing threat intelligence, risk mitigation, dark web monitoring, external scanning and scoring, threat and reputation monitoring, forensics, cyber insurance, advisory services and legal counsel. We use a managed security service provider to augment our internal information security team and to provide additional monitoring capabilities.
We also have a vendor management program addressing cybersecurity risk associated with third-party application providers, hosting services and information technology support services we may retain. This program includes security questionnaires, review of vendor security programs, review of security assessments and assurance reports, vulnerability scans, and direct inquiries and collaboration with our vendors' security personnel. Our vendor management process involves different levels of assessment depending on the services provided by the vendor, the sensitivity of the related information systems and data, and the identity of the provider. It is designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.
We have an incident response plan that includes scenario-based playbooks for addressing cybersecurity incidents and associated crisis communication procedures designed to facilitate coordination across the Company and with our partners, customers, the public and others.
For the year ended December 31, 2024, there have been no risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, financial condition or results of operations. For a description of risks related to our information technology systems, including cybersecurity threats, see Item 1A, "Risk Factors."
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
Our cybersecurity risk assessment and management processes are implemented and maintained by our CIO and CISO, who are supported by other members of management, as necessary. Our CIO and CISO are responsible for approving budgets, cybersecurity incident preparedness, approving cybersecurity processes, reviewing security assessments and other security-related reports, and providing the Chief Financial Officer ("CFO") with regular updates on cybersecurity-related matters. Our CIO has served in this role for four years and has more than twenty-nine years of relevant experience, including previous roles as the CIO for two companies and the divisional information technology leader for two companies. Our CISO, who reports to the CIO, has served in this role for three years and has more than twenty-nine years of relevant experience, including a focus on information security and cybersecurity for the last sixteen years. He previously served as the CISO for another automotive supplier. In addition, our CISO is engaged with the cybersecurity community through current and past involvement with organizations such as Automotive Information Sharing and Analysis Center, Michigan Infragard, Domestic Security Alliance Council and the European Association of Automotive Suppliers cybersecurity workgroup. In addition, we have an information security team comprised of dozens of experienced employees who address cybersecurity matters. The CIO and CISO are also responsible for hiring appropriate personnel, assisting with the integration of cybersecurity risk considerations into our overall risk management strategy, communicating key priorities to relevant personnel, and mitigating and remediating cybersecurity incidents.
Our cybersecurity incident response program is designed to escalate certain cybersecurity incidents to various levels of management depending on the circumstances, including our CIO, CISO, General Counsel, Division Presidents, CFO and/or Chief Executive Officer (collectively, "Senior Management") and, in the instance of product cybersecurity incidents, our E-Systems Safety Committee. Senior Management works with our incident response team to help mitigate and remediate certain escalated cybersecurity incidents. In addition, our incident response program includes reporting certain cybersecurity incidents to the Audit Committee and, in certain circumstances, to the Board.
ITEM 2 – PROPERTIES
As of December 31, 2024, our properties include just-in-time manufacturing facilities, component manufacturing facilities, sequencing and distribution sites, and dedicated administrative/technical support facilities in 37 countries. A summary of these properties by operating segment and by region is shown below:

	North America	Europe and Africa	Asia	South America	Total
Seating	59	73	39	9	180
E-Systems	16	26	16	4	62
	75	99	55	13	242
In addition, we have 13 general administrative/technical support facilities. Our properties include seven advanced technology centers (one at our corporate headquarters in Southfield, Michigan, one additional in North America, two in Europe and three in Asia). Of our 255 total properties, 92 are owned and 163 are leased.
ITEM 3 – LEGAL PROCEEDINGS
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial or contractual disputes, product liability claims, and environmental and other matters. For a description of risks related to various legal proceedings and claims, see Item 1A, "Risk Factors." For a description of our outstanding material legal proceedings, see Note 13, "Legal and Other Contingencies," to the consolidated financial statements included in this Report.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

SUPPLEMENTARY ITEM – INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table sets forth the names, ages and positions of our executive officers. Executive officers are appointed annually by our Board of Directors (the "Board") and serve at the pleasure of our Board.

Name	Age	Position
Jason M. Cardew	54	Senior Vice President and Chief Financial Officer
Alicia J. Davis	54	Senior Vice President and Chief Strategy Officer
Amy A. Doyle	57	Vice President and Chief Accounting Officer
Harry A. Kemp	49	Senior Vice President, Chief Administrative Officer and General Counsel
Frank C. Orsini	52	Executive Vice President and President, Seating
Nicholas J. Roelli	53	Senior Vice President and President, E-Systems
Raymond E. Scott	59	President and Chief Executive Officer
Marianne Vidershain	45	Vice President, Treasurer and Head of Investor Relations
Set forth below is a description of the business experience of each of our executive officers.

Jason M. Cardew	Mr. Cardew is the Company's Senior Vice President and Chief Financial Officer, a position he has held since November 2019. Mr. Cardew most recently served as the Company's Vice President, Finance - Seating and E-Systems since September 2018. Prior to that, he served as the Company's Vice President, Finance - Seating since April 2012. Previously, he served as the Company's Vice President and Interim Chief Financial Officer since September 2011, Vice President, Finance - Financial Planning and Analysis since April 2010, Vice President, Finance - Seating since 2008, Vice President - Finance since 2003 and in various financial positions since joining the Company in 1992.

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

Amy A. Doyle	Ms. Doyle is the Company's Vice President and Chief Accounting Officer, a position she has held since May 2017. Ms. Doyle most recently served as the Company's Assistant Corporate Controller since September 2006. Previously, she served in positions of increasing responsibility at the Company, including Director, Financial Reporting since 2003 and Manager, Financial Reporting since joining the Company in 1999. Prior to joining the Company, Ms. Doyle served as an audit manager for Arthur Andersen LLP.

Harry A. Kemp	Mr. Kemp is the Company's Senior Vice President, Chief Administrative Officer and General Counsel, a position he has held since January 2023. Mr. Kemp most recently served as the Company's Senior Vice President, General Counsel and Corporate Secretary since August 2019. Prior to that, Mr. Kemp served as the Company's Vice President and Corporate Counsel since January 2019. Previously, he served as the Company's Vice President and Divisional Counsel - Seating since September 2016 and Vice President and Divisional Counsel - E-Systems since joining the Company in December 2009. Prior to joining the Company, Mr. Kemp was a partner at Bodman PLC since 2003 and served as an engagement manager at McKinsey and Company, a global management consulting firm, since 2000.

Frank C. Orsini	Mr. Orsini is the Company's Executive Vice President and President, Seating, a position he has held since March 2018. Mr. Orsini most recently served as the Company's Senior Vice President and President, E-Systems since September 2012. Prior to that, he served as the Company's Vice President and Interim President, E-Systems since October 2011. Previously, he served as the Company's Vice President, Operations, E-Systems since 2009, Vice President, Sales, Program Management & Manufacturing, E-Systems since 2008, Vice President, North America Seating Operations since 2005 and in various other management positions since joining the Company in 1994.

Nicholas J. Roelli	Mr. Roelli is the Company's Senior Vice President and President, E-Systems, a position he has held since May 2024. Mr. Roelli most recently served as the Company's Vice President, North America Seating since May 2022. Prior to that, he served as the Company's Vice President, North America Structures since May 2019. Previously, he served as the Company's Vice President, Global Seating Structures since August 2016 and in various other positions of increasing responsibility since joining the Company in 1994.

Raymond E. Scott	Mr. Scott is the Company's President and Chief Executive Officer, a position he has held since March 2018. Mr. Scott most recently served as the Company's Executive Vice President and President, Seating since November 2011. Prior to that, he served as the Company's Senior Vice President and President, E-Systems since February 2008. Previously, he served as the Company's Senior Vice President and President, North American Seat Systems Group since August 2006, Senior Vice President and President, North American Customer Group since June 2005, President, European Customer Focused Division since June 2004 and President, General Motors Division since November 2000.

Marianne Vidershain	Ms. Vidershain is the Company's Vice President, Treasurer and Head of Investor Relations, a position she has held since May 2024. Ms. Vidershain most recently served as the Company's Vice President and Treasurer since February 2021. Prior to that, she served as the Company's Assistant Treasurer since January 2018. Previously, she served as the Company's Director, Global Financial Planning & Analysis since January 2015, Director, Finance – Global Purchasing since February 2014, Director, Capital Markets and Subsidiary Finance since April 2010, Treasury Manager since January 2007 and in various other treasury positions since joining the Company in 2004.

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
Holders of Common Stock
The Transfer Agent and Registrar for our common stock is Computershare Trust Company, N.A., located in Canton, Massachusetts. On February 12, 2025, there were 109 registered holders of record of our common stock.
For certain information regarding our equity compensation plans, see Part III — Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information."
Common Stock Share Repurchase Program
Since the first quarter of 2011, our Board has authorized $6.7 billion in share repurchases under our common stock share repurchase program. As of December 31, 2024, we have repurchased, in aggregate, $5.6 billion of our outstanding common stock, at an average price of $94.54 per share, excluding commissions and related fees, and have a remaining repurchase authorization of $1.1 billion, which expires on December 31, 2026.
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
A summary of the shares of our common stock repurchased during the fiscal quarter ended December 31, 2024, is shown below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
September 29, 2024 through October 26, 2024	239,935	$108.08	239,935	$1,174.8
October 27, 2024 through November 23, 2024	135,135	$96.20	135,135	1,161.8
November 24, 2024 through December 31, 2024	634,009	$97.65	634,009	1,099.9
Total	1,009,079	$99.94	1,009,079	$1,099.9

Performance Graph
The following graph compares the cumulative total shareholder return from December 31, 2019 through December 31, 2024, for our common stock, the S&P 500 Index and a peer group (1) of companies that we have selected for purposes of this comparison. We have assumed that dividends have been reinvested, and the returns of each company in the S&P 500 Index and the peer group have been weighted to reflect relative stock market capitalization. The graph below assumes that $100 was invested on December 31, 2019, in each of our common stock, the stocks comprising the S&P 500 Index and the stocks comprising the peer group.

	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
Lear Corporation	$100.00	$116.90	$135.83	$94.14	$109.57	$75.42
S&P 500	$100.00	$118.39	$152.34	$124.73	$157.48	$196.85
Peer Group (1)	$100.00	$117.80	$128.37	$85.94	$95.41	$72.31
(1)    We do not believe that there is a single published industry or line of business index that is appropriate for comparing shareholder returns. As a result, we have selected a peer group comprised of representative independent automotive suppliers whose common stock is publicly traded. Our peer group, referenced in the graph above, consists of Adient plc, American Axle & Manufacturing Holdings Inc., Aptiv PLC, Autoliv, Inc., BorgWarner Inc., Continental AG, Dana Incorporated, Forvia SE (formerly known as Faurecia), Gentex Corporation, Gentherm Incorporated, Magna International, Inc., Valeo and Visteon Corporation, which we believe provides a more meaningful comparison of stock performance than our previous peer group.
ITEM 6 – RESERVED

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
Lear Corporation is a global automotive technology leader in Seating and E-Systems, enabling superior in-vehicle experiences for consumers around the world. We supply complete seat systems, key seat components, complete electrical distribution and connection systems, high-voltage power distribution products, including battery disconnect units ("BDUs"), low-voltage power distribution products and electronic controllers to all of the world's major automotive manufacturers.
Lear is built on a foundation and strong culture of innovation, operational excellence, and engineering and program management capabilities. We use our product and process design and technological expertise, as well as our global reach and competitive manufacturing footprint, to achieve our financial goals and objectives. These include continuing to deliver profitable growth balancing risks and returns, investing in product and process innovations to drive business growth and profitability, maintaining a strong balance sheet with investment grade credit metrics, and consistently returning capital to our shareholders. Further, we have aligned our strategy with key trends affecting our business. At Lear, we are Making every drive betterTM by providing technology for safer, smarter and more comfortable journeys, while adhering to our values — Be Inclusive. Be Inventive. Get Results the Right Way.
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
Our E-Systems business consists of the design, development, engineering and manufacture of complete electrical distribution and connection systems; high-voltage power distribution products, including BDUs; and low-voltage power distribution products and electronic controllers. These capabilities enable us to provide our customers with customizable solutions with optimized designs at competitive costs for both low-voltage and high-voltage vehicle architectures.
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
•Low-voltage power distribution products and electronic controllers facilitate signal, data and/or power management within the vehicle and include the associated software required to facilitate these functions. Key components of this portfolio include zonal controllers, body domain control modules and low-voltage and high-voltage power distribution modules. Our software offerings include embedded control, cybersecurity software and software to control hardware devices. Our customers traditionally have sourced our electronic hardware together with the software that we integrate and embed in it.
We serve all of the world's major automotive manufacturers through both our Seating and E-Systems businesses, and we have automotive content on more than 480 vehicle nameplates worldwide. It is common for us to have both seating and electrical and/or electronic content on the same vehicle platform.
Our businesses benefit globally from leveraging common operating standards and disciplines, including world-class product development and manufacturing processes, as well as common customer support and regional infrastructures, all of which contribute to our reputation for operational excellence. Our core capabilities are shared across component categories and include high-precision manufacturing and assembly with short lead times, complex, global supply chain management, global engineering and program management, the agility to establish and/or transfer production between facilities quickly, and a unique, customer-focused culture. In select instances, we are able to manufacture both Seating and E-Systems components in the same facility. Our businesses also utilize proprietary, industry-specific processes and standards, leverage common low-cost engineering centers and share centralized operating support functions. These functions include health and safety, logistics, quality, supply chain management and all major administrative functions, such as corporate finance, executive administration, human resources, information technology and legal. We continue to build on our reputation for operational excellence through organic and inorganic investments in automation and other advanced manufacturing technologies and the digital transformation of both our operations and administrative functions. It involves the integration of new technologies, such as Industrial Internet of Things (IIoT), cloud computing, artificial intelligence (AI), machine learning and advanced automation, into production facilities and business operations. These technologies enable smart and automated machines and smart factories to communicate, analyze and optimize products and processes, resulting in higher efficiency, quality and responsiveness to customers.
Through our products, processes, technology and strategic initiatives, we are well-positioned to capitalize on business growth opportunities. We are focused on profitably growing our businesses and have implemented a strategy designed to deliver industry-leading, long-term financial returns. This strategy is based on the following four pillars designed to drive growth and profitability in both of our business segments:
•Extend our market leadership position in Seating with priceable features, including modularity and thermal comfort systems;
•Transform our E-Systems business through accelerated growth in connection systems and vehicle architecture evolution and electrification;
•Build on our reputation for operational excellence through organic and inorganic investments in automation and digital technologies; and
•Prioritize people and the planet through our sustainability initiatives to drive business growth, cost reductions and improved employee retention.
IDEA by Lear - Innovative. Digital. Engineered. Automated. - supports our strategy to drive growth and improve profitability. IDEA reflects our commitment to continue to strengthen our competitive position in both of our business segments through the development of innovative products and the utilization of advanced technologies and process automation that improve our profitability through increased efficiency and extend our leadership position in operational excellence.
For further information related to our strategy, see Part 1 — Item 1, "Business — Industry" and "— Strategy."
Industry Overview
We supply all vehicle segments of the automotive light vehicle original equipment market in every major automotive producing region in the world. Our sales are driven by the number of vehicles produced by the automotive manufacturers and our content per vehicle. Although 2023 industry production returned to pre-pandemic levels, 2024 industry production remained approximately 6% below 2017 peak levels (based on January 2025 S&P Global Mobility projections), and 2024 industry production in North America and Europe, our two largest markets, remained approximately 9% and 24%, respectively, below prior peak levels (based on January 2025 S&P Global Mobility projections). Since 2020, the global economy, as well as the automotive industry, have been influenced directly and indirectly by macroeconomic events resulting in unfavorable conditions, including shortages of semiconductor chips and other components, elevated inflation levels on commodities and labor, higher interest rates, and labor and energy shortages in certain markets. Certain of these factors, among others, continue to impact consumer demand. Our strategy to mitigate these impacts encompasses our comprehensive cost management process, including cost technology optimization, actions to further align our manufacturing capacity to the current industry production environment and investments in automation and other advanced manufacturing technologies, as well as commercial recovery mechanisms. This will allow us to enhance operational efficiencies, improve the utilization of existing facilities and equipment to reduce future expenditures, and streamline administrative functions. For a description of risks related to macroeconomic events, see Item 1A, "Risk Factors."

Global automotive industry production volumes in 2024, as compared to 2023, are shown below (in thousands of units):

	2024 (1)	2023 (1) (2)	% Change
North America	15,467.2	15,682.8	(1%)
Europe and Africa	17,543.2	18,390.8	(5%)
Asia	50,545.6	50,415.3	—%
South America	2,891.5	2,817.9	3%
Other	1,686.4	1,766.9	(5%)
Global light vehicle production	88,133.9	89,073.7	(1%)
(1) Production data based on S&P Global Mobility.
(2) Production data for 2023 has been updated from our 2023 Annual Report on Form 10-K to reflect actual production levels.
Automotive sales and production can also be affected by the age of the vehicle fleet and related scrappage rates, labor relations issues, labor shortages, fuel prices, regulatory requirements, government initiatives and incentives, trade agreements, tariffs and other non-tariff trade barriers (including recent U.S. tariffs imposed or threatened to be imposed on Mexico, Canada and China, as well as other countries and any retaliatory actions taken by such countries), the availability and cost of credit, the availability and cost of raw materials and critical components, and logistics issues, as well as vehicle affordability and consumer preferences regarding vehicle powertrains (including preferences regarding hybrid and electric vehicles), size, configuration and features, among other factors. The impact of potential tariffs on our business and financial condition, if any, is subject to a number of factors that are not yet known, including the effective date and duration of such tariffs, the scope and nature of any tariffs, the amount of any tariffs, any countermeasures that the target countries may take in response to such tariffs. In light of these uncertainties, we can provide no assurance that any mitigating actions that may become available to us, such as our ability to pass along some or all of the costs of any tariffs to some or all of our customers, will be successful. Our sales and production may be further affected by new entrants to the industry, including domestic automakers in certain regions and non-traditional automakers, and the restructuring actions, including facility closures, of our customers and suppliers. Our operating results are also significantly impacted by the overall commercial success of the vehicle platforms for which we supply particular products, as well as the profitability of the products that we supply for these platforms, which is determined, in part, by the level of vertical integration. The loss of business with respect to any vehicle model for which we are a significant supplier, or a decrease in the production levels of any such models, could adversely affect our operating results. In addition, larger cars and light trucks, as well as vehicle platforms that offer more features and functionality, such as luxury, sport utility and crossover vehicles, typically have more content and, therefore, tend to have a more significant impact on our operating results.
Our percentage of consolidated net sales by region in 2024 and 2023 is shown below:

	2024	2023
North America	42%	40%
Europe and Africa	36%	37%
Asia	19%	19%
South America	3%	4%
Total	100%	100%
Our ability to reduce the risks inherent in certain concentrations of our business, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis to better reflect the market overall.
The automotive industry, and our business, continue to be shaped by the broad trend of electrification. Although the adoption of electrified vehicles has been slower than anticipated in certain regions, demand for, and regulatory developments related to, improved energy efficiency and sustainability (e.g., government mandates related to fuel economy and carbon emissions) remain significant drivers of this trend.
Our material cost as a percentage of net sales was 64.2% in 2024, as compared to 65.2% in 2023 and 66.1% in 2022. Raw material, energy, commodity and product component costs can be volatile, reflecting, among other things, changes in supply and demand, logistics issues, global trade and tariff policies (including recent U.S. tariffs imposed or threatened to be imposed on Mexico, Canada and China, as well as other countries and any retaliatory actions taken by such countries), and geopolitical issues. Our primary commodity cost exposures relate to steel, copper and leather. We have developed and implemented strategies to mitigate the impact of increases in such costs through the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, commercial recovery mechanisms and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. Further, our exposure to changes in steel prices is primarily indirect, through purchased components, and a significant portion of our copper, leather and direct steel purchases are subject to price index agreements with our customers and suppliers. Certain of these strategies also may limit our opportunities in a declining price environment. In the current environment of elevated raw material, energy, commodity and product component costs, these strategies, together with commercial negotiations with our customers and suppliers, have offset a significant portion of the adverse impact. In addition, the availability of raw materials, energy, commodities and product components fluctuates from time to time due to factors outside of our control. If these costs increase or availability is restricted, it could have an adverse impact on our operating results in the foreseeable future. See Part I — Item 1A, "Risk Factors — Increases in the costs and restrictions on the availability of raw materials, energy, commodities, product components and labor could adversely affect our financial performance" and "Risk Factors — International trade policies, including protectionist trade policies, such as tariffs and sanctions, could adversely affect our financial performance," as well as "— Forward-Looking Statements" below.
Our customers typically require us to reduce our prices over the life of a vehicle model and, at the same time, assume significant responsibility for the design, development and engineering of our products. Our financial performance is largely dependent on our ability to offset these price reductions with product cost reductions through product design enhancements, supply chain management, manufacturing efficiencies and restructuring actions. We also seek to enhance our financial performance by investing in product development, design capabilities and new product initiatives that respond to and anticipate the needs of our customers and consumers. We continually evaluate operational and strategic alternatives to improve our business structure and align our business with the changing needs of our customers and major industry trends affecting our business.
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
Acquisitions
2024
In July 2024, we completed the acquisition of WIP Industrial Automation ("WIP"), a privately held company based in Valladolid, Spain. WIP develops, integrates and deploys cutting-edge technologies to create customized automation solutions for production applications used in our business. Our acquisition of WIP further strengthens our robotics and AI-based capabilities, which are important for production efficiency, quality and safety in a modern manufacturing environment.
2023
In April 2023, we completed the acquisition of I.G. Bauerhin ("IGB"), a privately held supplier of automotive seat heating, ventilation and active cooling, steering wheel heating, seat sensors and electronic control modules, headquartered in Grundau-Rothenbergen, Germany. IGB has more than 4,600 employees at nine manufacturing plants in seven countries. The acquisition furthers our comprehensive strategy to develop and integrate a complete portfolio of thermal comfort systems for automotive seating. IGB provides active cooling, as well as additional scale to our seat heating and ventilation capabilities and complements the lumbar and massage capabilities obtained with our acquisition of Kongsberg Automotive's Interior Comfort Systems business unit in February 2022. Further, the vertical integration opportunities provided by this acquisition help support our goal of achieving global market share gains in seat systems. We paid approximately $175 million, net of cash acquired, in connection with the acquisition. On May 1, 2023, we borrowed $150 million under our delayed-draw term loan facility (the

"Term Loan") to finance, in part, the acquisition of IGB. For further information, see Note 3, "Acquisition," to the consolidated financial statements included in this Report.
Operational Restructuring
In 2024, we incurred pretax restructuring costs of $139 million and related manufacturing inefficiency charges of approximately $6 million, as compared to pretax restructuring costs of $133 million and related manufacturing inefficiency charges of approximately $1 million in 2023. None of the individual restructuring actions initiated in 2024 were material. Further, there have been no changes in previously initiated restructuring actions that have resulted (or will result) in a material change to our restructuring costs.
Our restructuring actions include plant closures and workforce reductions and are initiated to maintain our competitive footprint or are in response to customer initiatives or changes in global and regional automotive markets. Our restructuring actions are designed to maintain or improve our operating results and profitability throughout the automotive industry cycles. Restructuring actions are generally funded within twelve months of initiation and are funded by cash flows from operating activities and existing cash balances. We expect to incur approximately $78 million of additional restructuring costs related to activities initiated as of December 31, 2024, all of which are expected to be incurred in the next twelve months. We plan to implement additional restructuring actions in order to align our manufacturing capacity and other costs with prevailing regional automotive production levels. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
For further information, see Note 4, "Restructuring," to the consolidated financial statements included in this Report.
Financing Transactions
In May 2023, we borrowed $150 million under our Term Loan to finance, in part, the acquisition of IGB. In December 2024, we made a principal payment of $50 million under the Term Loan.
In November 2023, we extended the maturity date of our revolving credit facility by one year to October 28, 2027.
For further information related to our acquisition of IGB, see Note 3, "Acquisition," to the consolidated financial statements included in this Report. For further information related to our Term Loan and our revolving credit facility, see "— Liquidity and Capital Resources — Capitalization — Credit Agreement" and "— Term Loan" below and Note 6, "Debt," to the consolidated financial statements included in this Report.
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
Since the first quarter of 2011, our Board of Directors (the "Board") has authorized $6.7 billion in share repurchases under our common stock share repurchase program, including an increase in our share repurchase authorization to $1.5 billion on February 16, 2024. In 2024, we repurchased $400 million of shares. As of December 31, 2024, we have a remaining repurchase authorization of $1.1 billion, which expires on December 31, 2026.
In 2024, 2023 and 2022, our Board declared a quarterly cash dividend of $0.77 per share of common stock in all quarters.
For further information related to our common stock share repurchase program and our quarterly cash dividends, see Item 5, "Market for the Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," "— Liquidity and Capital Resources — Capitalization" below and Note 11, "Capital Stock, Accumulated Other Comprehensive Loss and Equity," to the consolidated financial statements included in this Report.
Other Matters
In 2024, we recognized net tax benefits of $25 million related to restructuring charges, the release of tax reserves and audit settlements at foreign subsidiaries, the establishment of a valuation allowance on deferred tax assets of a foreign subsidiary and various other items.
In 2023, we recognized net tax benefits of $35 million related to restructuring charges, the release of valuation allowances on deferred tax assets of foreign subsidiaries, the release of tax reserves at several foreign subsidiaries and various other items.
In 2022, we recognized net tax benefits of $34 million related to restructuring charges and various other items.

As discussed above, our results for the years ended December 31, 2024, 2023 and 2022, reflect the following items (in millions):

For the year ended December 31,	2024	2023	2022
Costs related to restructuring actions, including manufacturing inefficiencies of $6 million in 2024, $1 million in 2023 and $5 million in 2022	$145	$134	$159
Acquisition costs	1	1	10
Acquisition-related inventory fair value adjustment	—	2	1
Non-cash loss related to pending disposal of a non-core business	24	—	—
Costs related to CrowdStrike Holdings, Inc.	3	—	—
Impairments related to Fisker Inc. ("Fisker")	15	—	—
Impairments (recoveries) related to Russian operations	(2)	2	19
Intangible asset impairment	—	2	9
Insurance recoveries related to typhoon in the Philippines, net of costs	—	(7)	(1)
Non-cash settlement loss on pension lump-sum payout	7	—	—
Foreign exchange (gains) losses due to foreign exchange rate volatility related to Russia	(2)	(2)	10
Gain on acquisition-related foreign exchange contracts	—	—	(2)
Favorable indirect tax ruling in a foreign jurisdiction	—	(1)	—
Loss related to affiliates	—	7	—
Tax benefits, net	(25)	(35)	(34)
For further information regarding these items, see Note 2, "Summary of Significant Accounting Policies," Note 3, "Acquisition," Note 4, "Restructuring, Note 7, "Leases," Note 8, "Income Taxes," Note 9, Pension and Other Postretirement Benefit Plans," Note 13, "Legal and Other Contingencies," and Note 15, "Financial Instruments," to the consolidated financial statements included in this Report. This section includes forward-looking statements that are subject to risks and uncertainties. For further information regarding these and other factors that have had, or may have in the future, a significant impact on our business, financial condition or results of operations, see Part I — Item 1A, "Risk Factors," and "— Forward-Looking Statements" below.
Results of Operations
A summary of our operating results in millions of dollars and as a percentage of net sales is shown below:

For the year ended December 31,	2024		2023		2022
Net sales
Seating	$17,222.1	73.9%	$17,548.8	74.8%	$15,711.2	75.2%
E-Systems	6,083.9	26.1	5,918.1	25.2	5,180.3	24.8
Net sales	23,306.0	100.0	23,466.9	100.0	20,891.5	100.0
Cost of sales	21,666.7	93.0	21,756.5	92.7	19,481.6	93.3
Gross profit	1,639.3	7.0	1,710.4	7.3	1,409.9	6.7
Selling, general and administrative expenses	702.5	3.0	714.7	3.0	684.8	3.3
Amortization of intangible assets	49.1	0.2	62.5	0.3	70.8	0.3
Interest expense, net	106.2	0.5	101.1	0.4	98.6	0.5
Other expense, net	48.6	0.2	54.9	0.3	46.4	0.2
Provision for income taxes	191.1	0.8	180.8	0.8	133.7	0.6
Equity in net income of affiliates	(50.0)	(0.2)	(49.3)	(0.2)	(33.1)	(0.2)
Net income attributable to noncontrolling interests	85.2	0.3	73.2	0.3	81.0	0.4
Net income attributable to Lear	$506.6	2.2%	$572.5	2.4%	$327.7	1.6%

Year Ended December 31, 2024, Compared With Year Ended December 31, 2023
Net sales for the year ended December 31, 2024 were $23.3 billion, as compared to $23.5 billion for the year ended December 31, 2023. Lower production volumes on Lear platforms in North America, Europe and Africa, and Asia negatively impacted net sales by $1.1 billion. This decrease was offset by new business in every region, which increased net sales by $0.9 billion. Commercial recoveries were offset by the impact of selling price reductions and foreign exchange rate fluctuations.

(in millions)	Cost of Sales
2023	$21,756.5
Material cost	(336.2)
Labor cost	98.1
Depreciation	30.6
Other	117.7
2024	$21,666.7
Cost of sales in 2024 was $21.7 billion, as compared to $21.8 billion in 2023. Lower production volumes on Lear platforms reduced cost of sales. This decrease was offset by new business, which increased cost of sales.
Gross profit and gross margin were $1.6 billion and 7.0% of net sales in 2024, as compared to $1.7 billion and 7.3% of net sales in 2023. Lower production volumes on Lear platforms, net of new business, reduced gross profit by $106 million. Higher restructuring costs and impairment charges related to Fisker also reduced gross profit by $23 million. The impact of favorable operating performance, including the benefit of restructuring actions, was partially offset by selling price reductions and foreign exchange rate fluctuations. These factors had a corresponding impact on gross margin.
Selling, general and administrative expenses, including engineering and development expenses, were $703 million for the year ended December 31, 2024, as compared to $715 million for the year ended December 31, 2023, primarily reflecting lower compensation-related expenses. As a percentage of net sales, selling, general and administrative expenses were 3.0% in 2024 and 2023.
Amortization of intangible assets was $49 million in 2024, as compared to $63 million in 2023, as certain of our intangible assets became fully amortized in 2024. Amortization of intangible assets also includes an impairment charge of $2 million in 2023.
Interest expense, net was $106 million in 2024, as compared to $101 million in 2023.
Other expense, net, which includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on certain disposals of assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense, was $49 million in 2024, as compared to $55 million in 2023. In 2024, we recognized a non-cash loss of $24 million on the pending disposal of a non-core business, a non-cash settlement loss of $7 million related to our pension lump-sum payout and foreign exchange losses of $21 million, including $16 million related to the hyper-inflationary environment and significant currency devaluation in Argentina. In 2024, we also recognized a gain of $17 million related to sales of fixed assets. In 2023, we recognized foreign exchange losses of $53 million, including $31 million related to the hyper-inflationary environment and significant currency devaluation in Argentina, and losses of $7 million related to impairments of affiliates. In 2023, we also recognized a gain of $17 million related to the sales of fixed assets and a gain of $4 million related to insurance recoveries.
For information related to our pension lump-sum payout, see Note 9, "Pension and Other Postretirement Benefit Plans," to the consolidated financial statements included in this Report.
In 2024, the provision for income taxes was $191 million, representing an effective tax rate of 26.1% on pretax income before equity in net income of affiliates of $733 million. In 2023, the provision for income taxes was $181 million, representing an effective tax rate of 23.3% on pretax income before equity in net income of affiliates of $777 million.
In 2024 and 2023, the provision for income taxes was primarily impacted by the level and mix of earnings among tax jurisdictions. In 2024, we recognized net tax benefits of $25 million related to restructuring charges, the release of tax reserves and audit settlements at foreign subsidiaries, the establishment of a valuation allowance on deferred tax assets of a foreign subsidiary and various other items. In 2023, we recognized net tax benefits of $35 million related to restructuring charges, the release of valuation allowances on deferred tax assets of foreign subsidiaries, the release of tax reserves at several foreign subsidiaries and various other items.
For information related to our valuation allowances, see "— Other Matters — Significant Accounting Policies and Critical Accounting Estimates — Income Taxes" below.

Equity in net income of affiliates was $50 million for the year ended December 31, 2024, as compared to $49 million for the year ended December 31, 2023.
Net income attributable to Lear was $507 million, or $8.97 per diluted share, in 2024, as compared to $573 million, or $9.68 per diluted share, in 2023. Net income and diluted net income per share decreased for the reasons described above.
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
Seating —
A summary of financial measures for our Seating segment is shown below (dollar amounts in millions):

For the year ended December 31,	2024	2023
Net sales	$17,222.1	$17,548.8
Segment earnings (1)	988.5	1,066.9
Margin	5.7%	6.1%
(1) See definition above.
Seating net sales were $17.2 billion for the year ended December 31, 2024, as compared to $17.5 billion for the year ended December 31, 2023, a decrease of $327 million or 2%. Lower production volumes on Lear platforms negatively impacted net sales by $922 million. This decrease was offset by new business, which increased net sales by $544 million. Commercial recoveries were offset by the impact of selling price reductions and foreign exchange rate fluctuations.
Segment earnings, including restructuring costs, and the related margin on net sales were $1.0 billion and 5.7% in 2024, as compared to $1.1 billion and 6.1% in 2023. Lower production volumes on Lear platforms, net of new business, reduced segment earnings by $114 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, was partially offset by selling price reductions and foreign exchange rate fluctuations.
E-Systems —
A summary of financial measures for our E-Systems segment is shown below (dollar amounts in millions):

For the year ended December 31,	2024	2023
Net sales	$6,083.9	$5,918.1
Segment earnings (1)	247.4	228.9
Margin	4.1%	3.9%
(1) See definition above.
E-Systems net sales were $6.1 billion for the year ended December 31, 2024, as compared to $5.9 billion for the year ended December 31, 2023, an increase of $166 million or 3%. New business favorably impacted net sales by $336 million. This increase was offset by lower production volumes on Lear platforms, which decreased net sales by $167 million. Commercial recoveries were offset by the impact of selling price reductions and foreign exchange rate fluctuations.

Segment earnings, including restructuring costs, and the related margin on net sales were $247 million and 4.1% in 2024, as compared to $229 million and 3.9% in 2023. New business, net of lower production volumes on Lear platforms, increased segment earnings by $8 million. The impact of favorable operating performance, including the benefit of operational restructuring actions, was largely offset by selling price reductions and impairment charges related to Fisker.
Other —
A summary of financial measures for our other category, which is not an operating segment, is shown below (dollar amounts in millions):

For the year ended December 31,	2024	2023
Net sales	$—	$—
Segment earnings (1)	(348.2)	(362.6)
Margin	N/A	N/A
(1) See definition above.
Segment earnings related to our other category were ($348) million in 2024, as compared to ($363) million in 2023, reflecting lower compensation-related expenses.
Year Ended December 31, 2023, Compared With Year Ended December 31, 2022
For a discussion of our results of operations for the year ended December 31, 2023, compared with the year ended December 31, 2022, refer to our Annual Report on Form 10-K for the year ended December 31, 2023.
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
As of December 31, 2024 and 2023, cash and cash equivalents of $705 million and $803 million, respectively, were held in foreign subsidiaries and can be repatriated, primarily through the repayment of intercompany loans and the payment of dividends. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Lear that would have a material impact on Lear.
For further information regarding potential dividends from our non-U.S. subsidiaries, see "— Adequacy of Liquidity Sources" below and Note 8, "Income Taxes," to the consolidated financial statements included in this Report.
Adequacy of Liquidity Sources
As of December 31, 2024, we had approximately $1.1 billion of cash and cash equivalents on hand and $2.0 billion in available borrowing capacity under our credit agreement. Together with cash provided by operating activities, we believe that this will enable us to meet our liquidity needs for the foreseeable future and to satisfy ordinary course business obligations. In addition, we expect to continue to pay quarterly cash dividends and repurchase shares of our common stock pursuant to our authorized common stock share repurchase program, although such actions are at the discretion of our Board and will depend upon our financial condition, results of operations, capital requirements, prevailing market conditions, alternative uses of capital and other factors that our Board may consider at its discretion.
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

Cash Flows
Year Ended December 31, 2024, Compared with Year Ended December 31, 2023
A summary of net cash provided by operating activities is shown below (in millions):

For the year ended December 31,	2024	2023	Increase (Decrease) in Cash Flow
Consolidated net income and depreciation and amortization	$1,213	$1,250	$(37)
Net change in working capital items:
Accounts receivable	(73)	(148)	75
Inventories	77	(118)	195
Other current assets	11	(17)	28
Accounts payable	(49)	162	(211)
Accrued liabilities	(95)	165	(260)
Net change in working capital items	(129)	44	(173)
Other	36	(45)	81
Net cash provided by operating activities	$1,120	$1,249	$(129)

Net cash used in investing activities	$(543)	$(762)	$219

Net cash used in financing activities	$(694)	$(420)	$(274)
Net cash provided by operating activities was $1.1 billion in 2024, as compared to $1.2 billion in 2023. The overall decrease in operating cash flow reflects incremental cash used related to accrued liabilities (reflecting higher cash restructuring costs and higher cash taxes) and accounts payable. These decreases were partially offset by improvements in inventories and accounts receivable.
Net cash used in investing activities was $543 million in 2024, as compared to $762 million in 2023. In 2023, we paid $175 million for our IGB acquisition. In 2024, capital spending was $559 million, as compared to $627 million in 2023. Capital spending is estimated to be approximately $625 million in 2025.
Net cash used in financing activities was $694 million in 2024, as compared to $420 million in 2023. In 2024, we made a principal payment under our Term Loan of $50 million and paid $417 million for repurchases of our common stock, $174 million in dividends to Lear shareholders and $75 million in dividends to noncontrolling interest holders. In 2023, we borrowed $150 million under our Term Loan and paid $297 million for repurchases of our common stock, $182 million in dividends to Lear shareholders and $79 million in dividends to noncontrolling interest holders.
For further information regarding our 2024 and 2023 financing transactions, see "— Capitalization" below and Note 6, "Debt," and Note 11, "Capital Stock, Accumulated Other Comprehensive Loss and Equity," to the consolidated financial statements included in this Report.
Year Ended December 31, 2023, Compared with Year Ended December 31, 2022
For a discussion of our cash flows for the year ended December 31, 2023, compared with the year ended December 31, 2022, refer to our Annual Report on Form 10-K for the year ended December 31, 2023.
Capitalization
Short-Term Borrowings
We utilize uncommitted lines of credit as needed for our short-term working capital fluctuations. As of December 31, 2024 and 2023, we had lines of credit from banks totaling $343 million and $338 million, respectively. As of December 31, 2024 and 2023, we had short-term debt balances outstanding related to draws on our lines of credit of $27 million and $28 million, respectively.
The availability of uncommitted lines of credit may be affected by our financial performance, credit ratings and other factors.

Senior Notes
As of December 31, 2024, our senior notes (collectively, the "Notes") consist of the amounts shown below (in millions, except stated coupon rates):

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
The indentures governing the Notes contain certain restrictive covenants and customary events of default. As of December 31, 2024, we were in compliance with all covenants under the indentures governing the Notes.
For further information related to the Notes, including information on early redemption, covenants and events of default, see Note 6, "Debt," to the consolidated financial statements included in this Report and the indentures governing the Notes, which have been incorporated by reference as exhibits to this Report.
Credit Agreement
Our amended and restated unsecured credit agreement (the "Credit Agreement") consists of a $2.0 billion revolving credit facility (the "Revolving Credit Facility") and matures on October 28, 2027.
In 2024 and 2023, there were no borrowings or repayments under the Revolving Credit Facility. As of December 31, 2024 and 2023, there were no borrowings outstanding under the Revolving Credit Facility.
The Credit Agreement contains various financial and other covenants, including a maximum leverage coverage ratio. As of December 31, 2024, we were in compliance with all covenants under the Credit Agreement.
For further information related to the Credit Agreement, including information on pricing, covenants and events of default, see Note 6, "Debt," to the consolidated financial statements included in this Report and the Credit Agreement, which has been incorporated by reference as an exhibit to this Report.
Term Loan
In 2023, we borrowed $150 million under our Term Loan to finance, in part, the acquisition of IGB. In 2024, we made a principal payment under the Term Loan of $50 million.
The Term Loan contains the same covenants as the Credit Agreement. As of December 31, 2024, we were in compliance with all covenants under the Term Loan.
For further information related to our acquisition of IGB, see Note 3, "Acquisition," to the consolidated financial statements included in this Report. For further information related to our Term Loan, see Note 6, "Debt," to the consolidated financial statements included in this Report.

Common Stock Share Repurchase Program
See Item 5, "Market for the Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."
Dividends
In 2024, 2023 and 2022, our Board declared a quarterly cash dividend of $0.77 per share of common stock in all quarters.
We expect to continue to pay quarterly cash dividends in the future, although such payments are at the discretion of our Board and will depend upon our financial condition, results of operations, capital requirements, prevailing market conditions, alternative uses of capital and other factors that our Board may consider at its discretion. See "— Forward-Looking Statements" below and Note 6, "Debt," to the consolidated financial statements included in this Report.
Commodity Prices
Raw material, energy and commodity costs can be volatile, reflecting, among other things, changes in supply and demand, logistics issues, global trade and tariff policies (including recent U.S. tariffs imposed or threatened to be imposed on Mexico, Canada and China, as well as other countries and any retaliatory actions taken by such countries), and geopolitical issues. We have commodity price risk with respect to purchases of certain raw materials, including steel, copper, diesel fuel, chemicals, resins and leather. Our primary commodity cost exposures relate to steel, copper and leather. We have developed and implemented strategies to mitigate the impact of increases in such costs through the selective in-sourcing of components, the continued consolidation of our supply base, longer-term purchase commitments, commercial recovery mechanisms and the selective expansion of low-cost country sourcing and engineering, as well as value engineering and product benchmarking. Further, the majority of the steel used in our products is comprised of fabricated components that are integrated into a seat system, such as seat frames, recliner mechanisms, seat tracks and other mechanical components. Therefore, our exposure to changes in steel prices is primarily indirect, through purchased components. Additionally, approximately 89% of our copper purchases and a significant portion of our leather and direct steel purchases are subject to price index agreements with our customers and suppliers. Certain of these strategies also may limit our opportunities in a declining commodity price environment. In the current environment of elevated raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, have offset a significant portion of the adverse impact. If these costs increase, it could have an adverse impact on our operating results in the foreseeable future.
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
Contractual Obligations and Cash Requirements
Our material cash requirements include the following contractual and other obligations:
Debt obligations and interest expense associated with debt obligations
As of December 31, 2024, we had $2.6 billion of outstanding senior unsecured notes maturing in 2027 through 2052 and $100 million outstanding under our Term Loan maturing in 2026, as well as $2.0 billion in available borrowing capacity under our Revolving Credit Facility maturing in 2027.
Interest on the Notes is due biannually at varying dates. The scheduled interest payments on the Notes are shown below (in millions):

	2025	2026	2027	2028	2029	Thereafter	Total
Scheduled interest payments	$103	$103	$103	$83	$75	$949	$1,416
For further information related to our debt, see "— Capitalization — Senior Notes," "— Credit Agreement" and "— Term Loan" above and Note 6, "Debt," to the consolidated financial statements included in this Report.

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
Leases
The Company has operating leases for production, office and warehouse facilities, manufacturing and office equipment, and vehicles with future lease obligations ranging from 2025 through 2047. Maturities of undiscounted operating lease obligations are shown below (in millions):

	2025	2026	2027	2028	2029	Thereafter	Total
Operating lease obligations	$180	$157	$130	$105	$77	$188	$837
For further information related to our lease obligations, see Note 7, "Leases," to the consolidated financial statements included in this Report.
Taxes
We may be required to make significant cash outlays related to our unrecognized tax benefits, including interest and penalties. As of December 31, 2024, we had unrecognized tax benefits, including interest and penalties, of $45 million. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities.
For further information related to our unrecognized tax benefits, see Note 8, "Income Taxes," to the consolidated financial statements included in this Report.
Pension and postretirement obligations
We have minimum funding requirements with respect to certain of our pension benefit obligations. We may elect to make contributions in excess of the minimum funding requirements in response to investment performance or changes in interest rates or when we believe that it is financially advantageous to do so and based on our other cash requirements. Our minimum funding requirements after 2025 will depend on several factors, including investment performance and interest rates. Our minimum funding requirements may also be affected by changes in applicable legal requirements. Required contributions to our defined benefit pension plans are expected to be approximately $4 million in 2025.
We do not fund our postretirement benefit obligations and certain of our pension benefit obligations. Rather, benefit payments are made to eligible participants as incurred. We expect benefit payments related to our unfunded pension and postretirement benefit obligations to be approximately $7 million and $4 million, respectively, in 2025.
For further information related to our pension and other postretirement benefit plans, see Note 9, "Pension and Other Postretirement Benefit Plans," to the consolidated financial statements included in this Report.
Other Matters
Legal and Environmental Matters
We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial and contractual disputes, product liability claims, and environmental and other matters. As of December 31, 2024, we had recorded reserves for pending legal disputes, including commercial and contractual disputes, product liability claims and other legal matters, of $13 million. In addition, as of December 31, 2024, we had recorded reserves for warranty and recall matters of $27 million and environmental matters of $5 million. We carry insurance for certain legal matters, including product liability claims, but such coverage may be limited. We do not maintain insurance for warranty and recall matters. Although these reserves were determined in accordance with GAAP, the ultimate outcomes of these matters are inherently uncertain, and actual results may differ significantly from current estimates. For a description of risks related to various legal proceedings and claims, see Part I — Item 1A, "Risk Factors." For a more complete description of our outstanding material legal proceedings, see Note 13, "Legal and Other Contingencies," to the consolidated financial statements included in this Report.
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
We utilize an income approach to estimate the fair value of each of our reporting units and a market valuation approach to further support this analysis. The income approach is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting unit's expected long-term operating cash flow performance. This approach also mitigates the impact of cyclical trends that occur in the industry. Fair value is estimated using recent automotive industry and specific platform production volume projections, which are based on both third-party and internally developed forecasts, as well as commercial and discount rate assumptions. The discount rate used is the value-weighted average of our estimated cost of equity and of debt ("cost of capital") derived using both known and estimated customary market metrics. Our weighted average cost of capital is adjusted by reporting unit to reflect a risk factor, if necessary. Other significant assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management's application of these assumptions to this analysis, we believe that the income approach provides a reasonable estimate of the fair value of our reporting units. The market valuation approach is used to further support our analysis and is based on recent transactions involving comparable companies.
The annual goodwill impairment assessment is completed as of the first day of our fourth quarter. We performed a qualitative assessment for each reporting unit, except for one within the E-Systems operating segment and two within the Seating operating segment where quantitative analyses were performed. The qualitative assessments indicated that it was more likely than not that the fair value of each reporting unit exceeded its respective carrying value. The quantitative analyses indicated that the fair value of the respective reporting units exceeded its respective carrying value.
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
As of December 31, 2024, we had a valuation allowance related to tax loss and credit carryforwards and other deferred tax assets of $32 million in the United States and $367 million in several international jurisdictions. If operating results improve or decline on a continual basis in a particular jurisdiction, our decision regarding the need for a valuation allowance could change, resulting in either the initial recognition or reversal of a valuation allowance in that jurisdiction, which could have a significant impact on income tax expense in the period recognized and subsequent periods. In determining the provision for income taxes for financial statement purposes, we make certain estimates and judgments, which affect our evaluation of the carrying value of our deferred tax assets, as well as our calculation of certain tax liabilities.
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
For further information, see "— Forward-Looking Statements" below and Note 8, "Income Taxes," to the consolidated financial statements included in this Report.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2024, there were no material changes in the methods or policies used to establish estimates and assumptions. Other matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of fixed and intangible assets, unsettled pricing discussions with customers and suppliers, restructuring accruals, deferred tax asset valuation allowances and income taxes, pension and other postretirement benefit plan assumptions, accruals related to litigation, and warranty and environmental remediation costs. Actual results may differ significantly from our estimates.
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
•the impact of administrative policy, including protectionist trade policies and tariffs, in the United States and related actions by countries in which we do business; and
•other risks, described in Part I — Item 1A, "Risk Factors," as well as the risks and information provided from time to time in our other filings with the Securities and Exchange Commission.
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
A summary of the notional amount and estimated aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

December 31,	2024	2023
Notional amount (contract maturities < 36 months)	$3,087	$2,922
Fair value	(154)	159
Currently, our most significant foreign currency transactional exposures relate to the Mexican peso, various European currencies, the Honduran lempira, the Chinese renminbi, the Japanese yen and the Philippine peso. A sensitivity analysis of our net transactional exposure is shown below (in millions):

		Potential Earnings Benefit (Adverse Earnings Impact)
December 31,	Hypothetical Strengthening % (1)	2024	2023
U.S. dollar	10%	$19	$15
Euro	10%	38	34
(1) Relative to all other currencies to which it is exposed for a twelve-month period.
A sensitivity analysis related to the aggregate fair value of our outstanding foreign exchange contracts is shown below (in millions):

		Estimated Change in Fair Value
December 31,	Hypothetical Change % (2)	2024	2023
U.S. dollar	10%	$187	$156
Euro	10%	68	98
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
In addition to the transactional exposure described above, our operating results are impacted by the translation of our foreign operating income into U.S. dollars ("translational exposure"). In 2024, net sales outside of the United States accounted for 78% of our consolidated net sales, although certain non-U.S. sales are U.S. dollar denominated. We do not enter into foreign exchange contracts to mitigate our translational exposure.
Interest Rates
Our variable rate obligations are sensitive to changes in interest rates. As of December 31, 2024, we had $100 million outstanding under our Term Loan. Advances under the Term Loan generally bear interest based on the Daily or Term SOFR (as defined in the Term Loan agreement) plus a margin, determined in accordance with a pricing grid, that ranges from 1.00% to 1.525%. As of December 31, 2024, the interest rate was 5.835%.
A hypothetical 100 basis point increase in the interest rate on our Term Loan would increase annual interest expense and related cash interest payments by approximately $1 million.

ITEM 8 – CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Lear Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lear Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 14, 2025 expressed an unqualified opinion thereon.
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

Revenue recognition
Description of the Matter
As discussed in Note 2, Summary of Significant Accounting Policies, the Company's sales contracts with its customers may provide for annual price reductions over the production life of the vehicle. Prices may also be adjusted on an ongoing basis to reflect changes in product content, product cost and other commercial factors. Some of these price adjustments are non-routine in nature. The amount of revenue recognized by the Company reflects the consideration that the Company expects to be entitled to in exchange for its products based on the current purchase orders, annual price reductions and ongoing price adjustments.

Auditing the consideration that the Company expects to be entitled to in exchange for certain of its products which are subject to non-routine price adjustments is highly judgmental as it relates to evaluating the sufficiency of evidence available from commercial negotiations to support the ultimate consideration that the Company is entitled to in exchange for those products.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the identification and evaluation of product sales with non-routine price adjustments, including management's review of the evidence to support the Company's measurement of revenue related to those product sales.

Our audit procedures included, among others, inspecting communications between the Company and its customers related to the pricing arrangements, auditing adjustments related to those product sales, performing retrospective reviews of management's estimates to identify contrary evidence, if any, and performing inquiries of and obtaining written representations from executives, within the Company, responsible for the respective customer relationships.
/s/ Ernst & Young LLP
We have served as the Company's auditor since 2002.
Detroit, Michigan
February 14, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Lear Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Lear Corporation and subsidiaries' internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lear Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 14, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Detroit, Michigan
February 14, 2025

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

December 31,	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$1,052.9	$1,196.3
Accounts receivable	3,589.3	3,681.2
Inventories	1,601.1	1,758.0
Other	940.8	1,001.4
Total current assets	7,184.1	7,636.9
Long-Term Assets:
Property, plant and equipment, net	2,833.4	2,977.4
Goodwill	1,699.2	1,737.9
Other	2,310.8	2,343.3
Total long-term assets	6,843.4	7,058.6
Total assets	$14,027.5	$14,695.5
Liabilities and Equity
Current Liabilities:
Short-term borrowings	$26.7	$27.5
Accounts payable and drafts	3,250.5	3,434.2
Accrued liabilities	2,167.6	2,205.2
Current portion of long-term debt	2.2	0.3
Total current liabilities	5,447.0	5,667.2
Long-Term Liabilities:
Long-term debt	2,733.3	2,742.6
Other	1,246.2	1,225.1
Total long-term liabilities	3,979.5	3,967.7
Equity:
Preferred stock, 100,000,000 shares authorized (including 10,896,250 shares of Series A convertible preferred stock authorized); no shares outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 64,571,405 shares issued as of December 31, 2024 and 2023	0.6	0.6
Additional paid-in capital	1,077.4	1,050.5
Common stock held in treasury, 10,993,851 and 7,592,473 shares as of December 31, 2024 and 2023, respectively, at cost	(1,423.6)	(1,044.6)
Retained earnings	5,931.0	5,601.1
Accumulated other comprehensive loss	(1,133.7)	(688.8)
Lear Corporation shareholders' equity	4,451.7	4,918.8
Noncontrolling interests	149.3	141.8
Equity	4,601.0	5,060.6
Total liabilities and equity	$14,027.5	$14,695.5
The accompanying notes are an integral part of these consolidated balance sheets.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except share and per share data)

For the year ended December 31,	2024	2023	2022
Net sales	$23,306.0	$23,466.9	$20,891.5
Cost of sales	21,666.7	21,756.5	19,481.6
Selling, general and administrative expenses	702.5	714.7	684.8
Amortization of intangible assets	49.1	62.5	70.8
Interest expense, net	106.2	101.1	98.6
Other expense, net	48.6	54.9	46.4
Consolidated income before provision for income taxes and equity in net income of affiliates	732.9	777.2	509.3
Provision for income taxes	191.1	180.8	133.7
Equity in net income of affiliates	(50.0)	(49.3)	(33.1)
Consolidated net income	591.8	645.7	408.7
Less: Net income attributable to noncontrolling interests	85.2	73.2	81.0
Net income attributable to Lear	$506.6	$572.5	$327.7

Basic net income per share attributable to Lear	$9.02	$9.73	$5.49

Diluted net income per share attributable to Lear	$8.97	$9.68	$5.47

Average common shares outstanding	56,140,962	58,830,334	59,674,488

Average diluted shares outstanding	56,476,105	59,116,375	59,920,529
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

For the year ended December 31,	2024	2023	2022
Consolidated net income	$591.8	$645.7	$408.7
Other comprehensive income (loss), net of tax:
Defined benefit plan adjustments	16.2	(11.6)	103.7
Derivative instruments and hedging activities	(241.6)	74.5	52.0
Foreign currency translation adjustments	(222.9)	50.9	(198.1)
Total other comprehensive income (loss)	(448.3)	113.8	(42.4)
Consolidated comprehensive income	143.5	759.5	366.3
Less: Comprehensive income attributable to noncontrolling interests	81.8	70.7	73.5
Comprehensive income attributable to Lear	$61.7	$688.8	$292.8
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except share data)

	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury	Retained Earnings
Balance as of December 31, 2021	$0.6	$1,019.4	$(679.2)	$5,072.8
Comprehensive income (loss):
Net income	—	—	—	327.7
Other comprehensive income (loss)	—	—	—	—
Total comprehensive income (loss)	—	—	—	327.7
Stock-based compensation	—	52.0	—	—
Net issuances of 215,945 shares held in treasury in settlement of stock-based compensation	—	(48.3)	25.6	(0.2)
Repurchases of 763,309 shares of common stock at an average price of $131.37 per share	—	—	(100.3)	—
Dividends declared to Lear Corporation shareholders	—	—	—	(186.2)
Dividends declared to noncontrolling interests	—	—	—	—
Affiliate transaction	—	—	—	—
Balance as of December 31, 2022	$0.6	$1,023.1	$(753.9)	$5,214.1
Comprehensive income (loss):
Net income	—	—	—	572.5
Other comprehensive income (loss)	—	—	—	—
Total comprehensive income (loss)	—	—	—	572.5
Stock-based compensation	—	67.5	—	—
Net issuances of 182,461 shares held in treasury in settlement of stock-based compensation	—	(40.1)	25.3	(1.0)
Repurchases of 2,281,723 shares of common stock at an average price of $137.21 per share	—	—	(316.0)	—
Dividends declared to Lear Corporation shareholders	—	—	—	(184.5)
Dividends declared to noncontrolling interests	—	—	—	—
Balance as of December 31, 2023	$0.6	$1,050.5	$(1,044.6)	$5,601.1
Comprehensive income (loss):
Net income	—	—	—	506.6
Other comprehensive income (loss)	—	—	—	—
Total comprehensive income (loss)	—	—	—	506.6
Stock-based compensation	—	64.4	—	—
Net issuances of 176,789 shares held in treasury in settlement of stock-based compensation	—	(37.5)	24.9	(2.0)
Repurchases of 3,578,167 shares of common stock at an average price of $111.81 per share	—	—	(403.9)	—
Dividends declared to Lear Corporation shareholders	—	—	—	(174.7)
Dividends declared to noncontrolling interests	—	—	—	—
Balance as of December 31, 2024	$0.6	$1,077.4	$(1,423.6)	$5,931.0
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(In millions, except share data)

	Accumulated Other Comprehensive Loss, net of tax
	Defined Benefit Plans	Derivative Instruments and Hedge Activities	Cumulative Translation Adjustments	Lear Corporation Shareholders' Equity	Non-controlling Interests	Equity
Balance as of December 31, 2021	$(199.4)	$(18.6)	$(552.2)	$4,643.4	$165.0	$4,808.4
Comprehensive income (loss):
Net income	—	—	—	327.7	81.0	408.7
Other comprehensive income (loss)	103.7	52.0	(190.6)	(34.9)	(7.5)	(42.4)
Total comprehensive income (loss)	103.7	52.0	(190.6)	292.8	73.5	366.3
Stock-based compensation	—	—	—	52.0	—	52.0
Net issuances of 215,945 shares held in treasury in settlement of stock-based compensation	—	—	—	(22.9)	—	(22.9)
Repurchases of 763,309 shares of common stock at an average price of $131.37 per share	—	—	—	(100.3)	—	(100.3)
Dividends declared to Lear Corporation shareholders	—	—	—	(186.2)	—	(186.2)
Dividends declared to noncontrolling interests	—	—	—	—	(87.6)	(87.6)
Affiliate transaction	—	—	—	—	0.6	0.6
Balance as of December 31, 2022	$(95.7)	$33.4	$(742.8)	$4,678.8	$151.5	$4,830.3
Comprehensive income (loss):
Net income	—	—	—	572.5	73.2	645.7
Other comprehensive income (loss)	(11.6)	74.5	53.4	116.3	(2.5)	113.8
Total comprehensive income (loss)	(11.6)	74.5	53.4	688.8	70.7	759.5
Stock-based compensation	—	—	—	67.5	—	67.5
Net issuances of 182,461 shares held in treasury in settlement of stock-based compensation	—	—	—	(15.8)	—	(15.8)
Repurchases of 2,281,723 shares of common stock at an average price of $137.21 per share	—	—	—	(316.0)	—	(316.0)
Dividends declared to Lear Corporation shareholders	—	—	—	(184.5)	—	(184.5)
Dividends declared to noncontrolling interests	—	—	—	—	(80.4)	(80.4)
Balance as of December 31, 2023	$(107.3)	$107.9	$(689.4)	$4,918.8	$141.8	$5,060.6
Comprehensive income (loss):
Net income	—	—	—	506.6	85.2	591.8
Other comprehensive income (loss)	16.2	(241.6)	(219.5)	(444.9)	(3.4)	(448.3)
Total comprehensive income (loss)	16.2	(241.6)	(219.5)	61.7	81.8	143.5
Stock-based compensation	—	—	—	64.4	—	64.4
Net issuances of 176,789 shares held in treasury in settlement of stock-based compensation	—	—	—	(14.6)	—	(14.6)
Repurchases of 3,578,167 shares of common stock at an average price of $111.81 per share	—	—	—	(403.9)	—	(403.9)
Dividends declared to Lear Corporation shareholders	—	—	—	(174.7)	—	(174.7)
Dividends declared to noncontrolling interests	—	—	—	—	(74.3)	(74.3)
Balance as of December 31, 2024	$(91.1)	$(133.7)	$(908.9)	$4,451.7	$149.3	$4,601.0
The accompanying notes are an integral part of these consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

For the year ended December 31,	2024	2023	2022
Cash Flows from Operating Activities:
Consolidated net income	$591.8	$645.7	$408.7
Adjustments to reconcile consolidated net income to net cash provided by operating activities –
Equity in net income of affiliates	(50.0)	(49.3)	(33.1)
Impairment charges	10.5	29.3	29.1
Deferred tax benefit	(56.9)	(58.8)	(49.4)
Depreciation and amortization	620.7	604.4	576.5
Stock-based compensation	64.4	67.5	52.0
Net change in recoverable customer engineering, development and tooling	(17.7)	(42.3)	(1.2)
Net change in working capital items (see below)	(128.8)	44.8	(17.8)
Changes in other long-term assets	—	6.5	9.6
Changes in other long-term liabilities	25.2	17.2	8.2
Non-cash loss on pending disposal of a non-core business	24.4	—	—
Other, net	36.5	(15.7)	38.8
Net cash provided by operating activities	1,120.1	1,249.3	1,021.4
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(558.7)	(626.5)	(638.2)
Acquisitions, net of cash acquired	(0.8)	(174.5)	(188.3)
Other, net	16.5	39.5	(3.8)
Net cash used in investing activities	(543.0)	(761.5)	(830.3)
Cash Flows from Financing Activities:
Short-term borrowings, net	—	17.7	8.0
Term loan repayments	(50.0)	—	—
Term loan borrowings	—	150.0	—
Repurchases of common stock	(416.7)	(296.5)	(100.3)
Dividends paid to Lear Corporation shareholders	(173.7)	(181.9)	(185.5)
Dividends paid to noncontrolling interests	(74.8)	(78.7)	(84.6)
Other, net	21.3	(30.1)	(24.9)
Net cash used in financing activities	(693.9)	(419.5)	(387.3)
Effect of foreign currency translation	(26.3)	12.8	(7.7)
Net Change in Cash, Cash Equivalents and Restricted Cash	(143.1)	81.1	(203.9)
Cash, Cash Equivalents and Restricted Cash as of Beginning of Period	1,198.5	1,117.4	1,321.3
Cash, Cash Equivalents and Restricted Cash as of End of Period	$1,055.4	$1,198.5	$1,117.4
Changes in Working Capital Items:
Accounts receivable	$(72.8)	$(148.3)	$(518.8)
Inventories	76.9	(117.9)	(29.8)
Accounts payable (including $15.4 million of cash paid in 2023 in conjunction with the acquisition of IGB to settle pre-existing accounts payable)	(48.8)	162.4	368.6
Accrued liabilities and other	(84.1)	148.6	162.2
Net change in working capital items	$(128.8)	$44.8	$(17.8)
Supplementary Disclosure:
Cash paid for interest	$115.7	$112.2	$96.5
Cash paid for income taxes, net of refunds received of $24.1 million in 2024, $15.7 million in 2023 and $17.1 million in 2022	$267.5	$217.6	$194.6
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
The Company's allowance for credit losses on financial assets measured at amortized cost, primarily accounts receivable, reflects management's estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. The Company also considers geographic and segment specific risk factors in the development of expected credit losses. As of December 31, 2024 and 2023, accounts receivable are reflected net of reserves of $27.3 million and $35.6 million, respectively. Changes in expected credit losses were not significant during the year ended December 31, 2024.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of inventories is shown below (in millions):

December 31,	2024	2023
Raw materials	$1,206.7	$1,260.7
Work-in-process	124.3	141.0
Finished goods	477.0	540.8
Reserves	(206.9)	(184.5)
Inventories	$1,601.1	$1,758.0
Engineering and Development ("E&D") and Tooling Costs
In 2024, the Company incurred E&D costs of $634.8 million, including $413.9 million (or 2% of related sales) in its Seating segment, $215.7 million (or 4% of related sales) in its E-Systems segment and $5.2 million at its headquarters location.
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
During 2024 and 2023, the Company capitalized $298.0 million and $291.8 million, respectively, of pre-production E&D costs for which reimbursement is contractually guaranteed by the customer. During 2024 and 2023, the Company also capitalized $173.4 million and $162.8 million, respectively, of pre-production tooling costs related to customer-owned tools for which reimbursement is contractually guaranteed by the customer or for which the Company has a non-cancelable right to use the tooling. These amounts are included in other current and long-term assets in the accompanying consolidated balance sheets as of December 31, 2024 and 2023. During 2024 and 2023, the Company collected $450.4 million and $417.0 million, respectively, of cash related to E&D and tooling costs.
The classification of recoverable customer E&D and tooling costs related to long-term supply agreements is shown below (in millions):

December 31,	2024	2023
Current	$248.3	$220.2
Long-term	141.6	164.3
Recoverable customer E&D and tooling	$389.9	$384.5
Other E&D Costs
Costs incurred in connection with product launches, to the extent not recoverable from the Company's customers, are recorded in cost of sales as incurred and totaled $153.3 million, $138.8 million and $145.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
All other E&D costs are recorded in selling, general and administrative expenses as incurred and totaled $183.5 million, $180.8 million and $173.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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

Buildings and improvements	10 to 40 years
Machinery and equipment	5 to 15 years

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of property, plant and equipment is shown below (in millions):

December 31,	2024	2023
Land	$98.6	$105.6
Buildings and improvements	898.3	919.4
Machinery and equipment	5,485.2	5,324.4
Construction in progress	335.8	408.7
Total property, plant and equipment	6,817.9	6,758.1
Less – accumulated depreciation	(3,984.5)	(3,780.7)
Net property, plant and equipment	$2,833.4	$2,977.4
For the years ended December 31, 2024, 2023 and 2022, depreciation expense was $571.6 million, $541.9 million and $505.7 million, respectively. As of December 31, 2024, 2023 and 2022, capital expenditures recorded in accounts payable totaled $158.4 million, $133.1 million and $150.2 million, respectively.
Assets Held for Sale
As of December 31, 2024 and 2023, the Company has assets classified as held for sale of $47.4 million and $4.6 million, respectively. The criteria for classification as held for sale have been met, as management is committed to a plan to sell the assets, the assets are available for immediate sale in their present condition, an active program to locate a buyer has been initiated, the sale is probable and expected to be completed within one year, and the assets are being marketed at a price that is reasonable in relation to their current fair value.
As of December 31, 2024, $42.0 million of the assets held for sale relate to the pending disposal of a non-core business in the Company's Seating segment. The assets held for sale were measured at the lower of their carrying amount or fair value less costs to sell. The carrying value of the net asset disposal group was $66.4 million. A loss of $24.4 million was recognized as the carrying value exceeded the fair value less costs to sell. The loss is included in other expense, net in the accompanying consolidated statement of income for the year ended December 31, 2024.
The remaining assets held for sale as of December 31, 2024 and 2023, are primarily buildings and improvements.
The classification of assets held for sale is shown below (in millions):

December 31,	2024	2023
Other current assets	59.3	$4.6
Accrued liabilities	11.9	—
Net assets held for sale	$47.4	$4.6
Assets held for sale by segment is shown below (in millions):

December 31,	2024	2023
Seating	$45.3	$1.1
E-Systems	2.1	3.5
Net assets held for sale	$47.4	$4.6
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
The annual goodwill impairment assessment is completed as of the first day of the Company's fourth quarter. The Company performed a qualitative assessment for each reporting unit, except for one within the E-Systems operating segment and two within the Seating operating segment where quantitative analyses were performed. The qualitative assessments indicated that it was more likely than not that the fair value of each reporting unit exceeded its respective carrying value. The goodwill of the E-Systems reporting unit and Seating reporting units where quantitative analyses were performed account for 16.8% and 11.7%, respectively, of the Company's total goodwill. The quantitative analyses indicated that the fair value of each of the three reporting units exceeded its respective carrying value.
A summary of the changes in the carrying amount of goodwill for each of the periods in the two years ended December 31, 2024, is shown below (in millions):

	Seating	E-Systems	Total
Balance as of December 31, 2022	$1,261.1	$399.5	$1,660.6
Acquisition	73.5	—	73.5
Foreign currency translation and other	6.9	(3.1)	3.8
Balance as of December 31, 2023	1,341.5	396.4	1,737.9
Acquisition	3.3	—	3.3
Pending disposal of a non-core business (classified as held for sale)	(11.7)	—	(11.7)
Foreign currency translation and other	(27.2)	(3.1)	(30.3)
Balance as of December 31, 2024	$1,305.9	$393.3	$1,699.2
Intangible Assets
As of December 31, 2024, intangible assets consist primarily of certain intangible assets recorded in connection with the Company's acquisitions, including I.G. Bauerhin ("IGB") in 2023 (Note 3, "Acquisition"). These intangible assets were recorded at their estimated fair value, based on independent appraisals, as of the transaction or acquisition date. The value assigned to technology intangibles is based on the royalty savings method, which applies a hypothetical royalty rate to projected revenues attributable to the identified technologies. Royalty rates were determined based primarily on analysis of market information. The customer-based intangible asset includes the acquired entity's established relationships with its customers and the ability of these customers to generate future economic profits for the Company. The value assigned to customer-based intangibles is based on the present value of future earnings attributable to the asset group after recognition of required returns to other contributory assets.
A summary of intangible assets as of December 31, 2024, is shown below (in millions):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (years)
Amortized intangible assets:
Customer-based	$199.5	$(104.1)	$95.4	14
Technology	25.7	(6.2)	19.5	11
Other	0.4	(0.3)	0.1	5
Balance as of December 31, 2024	$225.6	$(110.6)	$115.0	13

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of intangible assets as of December 31, 2023, is shown below (in millions):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (years)
Amortized intangible assets:
Customer-based	$518.2	$(354.9)	$163.3	12
Licensing agreements	71.0	(66.3)	4.7	5
Technology	24.6	(3.7)	20.9	12
Other	0.4	(0.2)	0.2	5
Balance as of December 31, 2023	$614.2	$(425.1)	$189.1	11
In 2024 and 2023, intangible assets with a gross carrying value of $325.6 million and $1.3 million, respectively, became fully amortized and are no longer included in the gross carrying value or accumulated amortization. Also in 2024, intangible assets with a net carrying value of $21.0 million are classified as held for sale in connection with a pending disposal of a non-core business.
Excluding the impact of any future acquisitions, the Company's estimated annual amortization expense for the five succeeding years is shown below (in millions):

Year	Expense
2025	$18.0
2026	17.3
2027	16.9
2028	16.1
2029	14.9
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
For the years ended December 31, 2024, 2023 and 2022, the Company recognized fixed asset impairment charges of $2.9 million, $5.1 million and $9.9 million, respectively, in conjunction with its restructuring actions (Note 4, "Restructuring"). For the years ended December 31, 2024, 2023 and 2022, the Company recognized additional fixed asset impairment charges of $4.4 million, $6.3 million and $5.7 million, respectively. For the year ended December 31, 2022, additional asset impairment charges include $4.4 million related to the Company's Russian operations. Asset impairment charges are recorded in cost of sales in the accompanying consolidated statements of income for the years ended December 31, 2024, 2023 and 2022.
In 2023 and 2022, the Company recognized impairment charges of $1.9 million and $8.9 million, respectively, related to certain definite-lived and indefinite-lived intangible assets of its E-Systems segment resulting from a change in the intended use of such assets. The impairment charges are included in amortization of intangible assets in the accompanying consolidated statements of income for the years ended December 31, 2023 and 2022.
For information related to impairments of right-of-use assets, see Note 7, "Leases."
Impairment of Investments in Affiliates
The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If the Company determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded book value and the fair value of the investment. Fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values. For the year ended December 31, 2023, the Company recognized impairment charges of $7.0 million related to its investments

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

in affiliates. The impairment charges are included in other expense, net in the accompanying consolidated statement of income for the year ended December 31, 2023. There were no impairment charges recognized related to the Company's investments in affiliates for the years ended December 31, 2024 and 2022.
Accrued Liabilities
A summary of accrued liabilities as of December 31, 2024 and 2023, is shown below (in millions):

December 31,	2024	2023
Compensation and employee benefits	$429.5	$514.8
Income and other taxes payable	354.6	384.7
Current portion of lease obligations	152.6	151.9
Current portion of restructuring accrual	81.1	104.7
Other	1,149.8	1,049.1
Accrued liabilities	$2,167.6	$2,205.2
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
Revenue is recognized at a point in time when control of the product is transferred to the customer under standard commercial terms, as the Company does not have an enforceable right to payment prior to such transfer. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for those products based on the current purchase orders, annual price reductions and ongoing price adjustments. Revenue recognized related to prior years represented approximately 1% of consolidated net sales during the years ended December 31, 2024, 2023 and 2022. The Company's customers pay for products received in accordance with payment terms that are customary within the industry. The Company's contracts with its customers do not have significant financing components.
The Company records a contract liability for advances received from its customers. As of December 31, 2024 and 2023, there were no significant contract liabilities recorded. Further, there were no significant contract liabilities recognized in revenue during the years ended December 31, 2024, 2023 and 2022.

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
Other Expense, Net
Other expense, net includes non-income related taxes, foreign exchange gains and losses, gains and losses related to certain derivative instruments and hedging activities, gains and losses on certain disposals of assets, the non-service cost components of net periodic benefit cost and other miscellaneous income and expense. A summary of other expense, net is shown below (in millions):

For the year ended December 31,	2024	2023	2022
Other expense	$77.0	$83.7	$57.2
Other income	(28.4)	(28.8)	(10.8)
Other expense, net	$48.6	$54.9	$46.4
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
For the years ended December 31, 2024, 2023 and 2022, other expense, net includes net foreign currency transaction losses of $21.4 million, $53.0 million and $30.4 million, respectively. For the years ended December 31, 2024, 2023 and 2022, net foreign currency transaction losses include $16.1 million, $30.6 million and $10.3 million, respectively, related to the hyper-inflationary environment and significant currency devaluation in Argentina. For the year ended December 31, 2022, net foreign currency transaction losses include $9.6 million related to foreign exchange rate volatility following Russia's invasion of Ukraine.
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
A summary of information used to compute basic and diluted net income per share attributable to Lear is shown below (in millions, except share and per share data):

For the year ended December 31,	2024	2023	2022
Net income attributable to Lear	$506.6	$572.5	$327.7

Average common shares outstanding	56,140,962	58,830,334	59,674,488
Dilutive effect of common stock equivalents	335,143	286,041	246,041
Average diluted shares outstanding	56,476,105	59,116,375	59,920,529

Basic net income per share attributable to Lear	$9.02	$9.73	$5.49

Diluted net income per share attributable to Lear	$8.97	$9.68	$5.47

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Product Warranty
Losses from warranty obligations are accrued when it is probable that a liability has been incurred and the related amounts are reasonably estimable.
Segment Reporting
The Company is organized under two reportable operating segments: Seating and E-Systems. Each of these segments has a varied product and technology portfolio across a number of component categories. Further, the Company continuously evaluates this portfolio, aligning it with industry trends while balancing risk-adjusted returns, which allows the Company to offer value-added solutions to its customers.
Our Seating segment consists of the design, development, engineering and manufacture of complete seat systems and key seat components. The Company's capabilities in operations and supply chain management enable synchronized assembly and just-in-time delivery of complex complete seat systems at high volumes to its customers. Key seat components include seat trim covers; surface materials such as leather and fabric; seat mechanisms; seat foam; headrests; and thermal comfort systems such as seat heating, ventilation, active cooling, pneumatic lumbar and massage products. All of these products are compatible with traditional internal combustion engine ("ICE") architectures and electrified powertrains, including the full range of hybrid, plug-in hybrid and battery electric architectures.
Our E-Systems segment consists of the design, development, engineering and manufacture of complete electrical distribution and connection systems; high-voltage power distribution products, including battery disconnect units ("BDUs"); and low-voltage power distribution products and electronic controllers.
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
•Low-voltage power distribution products and electronic controllers facilitate signal, data and/or power management within the vehicle and include the associated software required to facilitate these functions. Key components of this portfolio include zonal controllers, body domain control modules and low-voltage and high-voltage power distribution modules. The Company's software offerings include embedded control, cybersecurity software and software to control hardware devices. The Company's customers traditionally have sourced the Company's electronic hardware together with the software that the Company integrates and embeds in it.
The other category includes unallocated costs related to corporate headquarters, regional headquarters and the elimination of intercompany activities, including intersegment revenues and cost of sales, none of which meets the requirements for being classified as an operating segment. Corporate and regional headquarters costs include various support functions, such as information technology, advanced research and development, corporate finance, legal, executive administration and human resources. Such costs are reflected in the operating segment results to the extent they are directly attributable to an operating segment.
The Company's chief operating decision maker ("CODM") is Raymond E. Scott, President and Chief Executive Officer. Each of the Company's operating segments reports its results from operations and makes its requests for capital expenditures directly to the CODM. The CODM assesses the operating performance of each segment based on segment earnings which is driven primarily by automotive production volumes in the geographic regions in which it operates, as well as by the success of the vehicle platforms for which it supplies products. Also, each operating segment operates in the competitive Tier 1 automotive supplier environment and is continually working with its customers to manage costs and improve quality. The Company's production processes generally make use of an hourly workforce, dedicated facilities, sequential manufacturing and assembly processes and commodity raw materials.
The CODM evaluates the performance of its operating segments based primarily on (i) revenues from external customers, (ii) pretax income before equity in net income of affiliates, interest expense, net and other expense, net ("segment earnings") and (iii) cash flows, being defined as segment earnings less capital expenditures plus depreciation and amortization.

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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2024, there were no material changes in the methods or policies used to establish estimates and assumptions. Other matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of fixed and intangible assets and unsettled pricing negotiations with customers and suppliers (Note 2, "Summary of Significant Accounting Policies"), acquisitions (Note 3, "Acquisition"), restructuring accruals (Note 4, "Restructuring"), deferred tax asset valuation allowances and income taxes (Note 8, "Income Taxes"), pension and other postretirement benefit plan assumptions (Note 9, "Pension and Other Postretirement Benefit Plans") and accruals related to legal, warranty and environmental matters (Note 13, "Legal and Other Contingencies"). Actual results may differ significantly from the Company's estimates.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(3) Acquisition
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
The acquisition of IGB was accounted for as a business combination, and accordingly, the assets acquired and liabilities assumed are included in the accompanying consolidated balance sheets as of December 31, 2024 and 2023. The operating results and cash flows of IGB are included in the accompanying consolidated financial statements from the date of acquisition in the Company's Seating segment.
The final purchase price and related allocation are shown below (in millions):

	December 31, 2023	Adjustments	December 31, 2024
Purchase price, net of acquired cash	$174.5	$0.8	$175.3

Property, plant and equipment	47.5	(0.7)	46.8
Other assets purchased and liabilities assumed, net	38.1	(1.8)	36.3
Goodwill	73.5	3.3	76.8
Intangible assets	15.4	—	15.4
Purchase price allocation	$174.5	$0.8	$175.3
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
For the year ended December 31, 2023, the Company incurred transaction costs of $0.5 million, which were expensed as incurred and are recorded in selling, general and administrative expenses in the accompanying consolidated statement of income.
The pro-forma effects of this acquisition do not materially impact the Company's reported results for any period presented.
For further information related to acquired assets measured at fair value, see Note 15, "Financial Instruments."

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(4) Restructuring
Charges recorded in connection with the Company's restructuring actions are shown below (in millions):

For the year ended December 31,	2024	2023	2022
Employee termination benefits	$129.0	$119.2	$121.9
Asset impairments
Property, plant and equipment	2.9	5.1	9.9
Right-of-use assets	2.3	10.9	6.5
Contract termination costs	3.7	5.7	4.5
Other related net costs	1.0	(8.2)	11.4
	$138.9	$132.7	$154.2
Restructuring charges by income statement account are shown below (in millions):

For the year ended December 31,	2024	2023	2022
Cost of sales	$133.1	$130.2	$129.7
Selling, general and administrative expenses	19.3	20.7	24.5
Other income, net	(13.5)	(18.2)	—
	$138.9	$132.7	$154.2
Restructuring charges by operating segment are shown below (in millions):

For the year ended December 31,	2024	2023	2022
Seating	$100.8	$99.5	$65.3
E-Systems	30.1	30.5	82.8
Other	8.0	2.7	6.1
	$138.9	$132.7	$154.2
The Company expects to incur approximately $67 million and approximately $11 million of additional restructuring charges in its Seating and E-Systems segments, respectively, related to activities initiated as of December 31, 2024, and expects that the components of such costs will be consistent with its historical experience.
A summary of the changes in the Company's restructuring reserves is shown below (in millions):

	2024	2023
Balance as of January 1,	$121.6	$82.9
Provision for employee termination benefits	129.0	119.2
Payments, utilizations and foreign currency	(150.6)	(80.5)
Balance as of December 31,	$100.0	$121.6

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(5) Investments in Affiliates and Other Related Party Transactions
The Company's beneficial ownership in affiliates accounted for under the equity method is shown below:

December 31,	2024	2023	2022
Beijing BHAP Lear Automotive Systems Co., Ltd. (China)	50%	50%	50%
Guangzhou Lear Automotive Components Co., Ltd. (China)	50	50	50
Jiangxi Jiangling Lear Interior Systems Co., Ltd. (China)	50	50	50
Lear Dongfeng Automotive Seating Co., Ltd. (China)	50	50	50
Beijing Lear Hyundai Transys Co., Ltd. (China)	50	50	50
Changchun Lear FAWSN Automotive Seat Systems Co., Ltd. (China)	49	49	49
Honduras Electrical Distribution Systems S. de R.L. de C.V. (Honduras)	49	49	49
Kyungshin-Lear Sales and Engineering LLC	49	49	49
Shenyang Jinbei Lear Automotive Seating Co. Ltd. (China)	49	49	49
Hyundai Transys Lear Automotive Private Limited (India)	35	35	35
RevoLaze, LLC	20	20	20
Trucks Venture Fund 2, L.P.	8	7	7
Maniv Mobility II A, L.P.	7	7	7
Autotech Fund II, L.P.	3	3	3
Shenzhen Shinry Lear Electric Control Technology Co., Ltd. (China)	—	49	49
Summarized group financial information for affiliates accounted for under the equity method as of December 31, 2024 and 2023, and for the years ended December 31, 2024, 2023 and 2022, is shown below (unaudited; in millions):

December 31,	2024	2023
Balance sheet data:
Current assets	$1,673.8	$1,545.7
Non-current assets	263.6	240.2
Current liabilities	1,280.1	1,165.6
Non-current liabilities	15.6	20.2

For the year ended December 31,	2024	2023	2022
Income statement data:
Net sales	$2,980.3	$2,676.9	$2,447.6
Gross profit	163.9	149.7	106.1
Income before provision for income taxes	152.0	116.7	102.8
Net income attributable to affiliates	116.8	82.2	64.4
A summary of amounts recorded in the Company's consolidated balance sheets related to its affiliates is shown below (in millions):

December 31,	2024	2023
Aggregate investment in affiliates	$220.5	$217.1
Receivables due from affiliates (including notes and advances)	210.2	170.7
Payables due to affiliates	5.6	0.5

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of transactions with affiliates accounted for under the equity method and other related parties is shown below (in millions):

For the year ended December 31,	2024	2023	2022
Sales to affiliates	$744.6	$654.6	$783.0
Purchases from affiliates	12.5	2.1	9.0
Management and other fees for services provided to affiliates	28.9	32.7	32.6
Dividends received from affiliates	44.5	21.7	21.1
The Company has certain investments with beneficial ownership interests of less than 20% that are accounted for under the equity method as the Company's beneficial ownership interests in these entities are similar to partnership interests.
(6) Debt
Short-Term Borrowings
The Company utilizes uncommitted lines of credit as needed for its short-term working capital fluctuations. As of December 31, 2024 and 2023, the Company had lines of credit from banks totaling $342.5 million and $337.7 million, respectively. As of December 31, 2024 and 2023, the Company had short-term debt balances outstanding related to draws on its lines of credit of $26.7 million and $27.5 million, respectively.
Long-Term Debt
A summary of long-term debt, net of unamortized debt issuance costs and unamortized original issue premium (discount) and the related weighted average interest rates is shown below (in millions):

December 31,	2024
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
Delayed-Draw Term Loan Facility (the "Term Loan")	$100.0	$(0.3)	$—	$99.7	5.835%
3.8% Senior Notes due 2027 (the "2027 Notes")	550.0	(1.2)	(1.1)	547.7	3.885%
4.25% Senior Notes due 2029 (the "2029 Notes")	375.0	(1.4)	(0.5)	373.1	4.288%
3.5% Senior Notes due 2030 (the "2030 Notes")	350.0	(1.5)	(0.4)	348.1	3.525%
2.6% Senior Notes due 2032 (the "2032 Notes")	350.0	(2.2)	(0.6)	347.2	2.624%
5.25% Senior Notes due 2049 (the "2049 Notes")	625.0	(5.4)	12.2	631.8	5.103%
3.55% Senior Notes due 2052 (the "2052 Notes")	350.0	(3.5)	(0.5)	346.0	3.558%
Other	41.9	—	—	41.9	N/A
	$2,741.9	$(15.5)	$9.1	2,735.5
Less — Current portion				(2.2)
Long-term debt				$2,733.3

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

December 31,	2023
Debt Instrument	Long-Term Debt	Unamortized Debt Issuance Costs	Unamortized Original Issue Premium (Discount)	Long-Term Debt, Net	Weighted Average Interest Rate
Term Loan	$150.0	$(0.5)	$—	$149.5	6.575%
2027 Notes	550.0	(1.6)	(1.4)	547.0	3.885%
2029 Notes	375.0	(1.7)	(0.6)	372.7	4.288%
2030 Notes	350.0	(1.8)	(0.5)	347.7	3.525%
2032 Notes	350.0	(2.5)	(0.7)	346.8	2.624%
2049 Notes	625.0	(5.6)	12.6	632.0	5.103%
2052 Notes	350.0	(3.7)	(0.4)	345.9	3.558%
Other	1.3	—	—	1.3	N/A
	$2,751.3	$(17.4)	$9.0	2,742.9
Less — Current portion				(0.3)
Long-term debt				$2,742.6
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
2027 Notes Issued in 2017
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
2029 Notes Issued in 2019
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
2049 Notes Issued in 2019 and 2020
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

2030 Notes Issued in 2020
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
Covenants
Subject to certain exceptions, the indentures governing the Notes contain restrictive covenants that, among other things, limit the ability of the Company to: (i) create or permit certain liens and (ii) consolidate, merge or sell all or substantially all of the Company's assets. The indentures governing the Notes also provide for customary events of default. As of December 31, 2024, the Company was in compliance with all covenants under the indentures governing the Notes.
Credit Agreement
The Company has an amended and restated unsecured credit agreement (the "Credit Agreement"), which consists of a $2.0 billion revolving credit facility (the "Revolving Credit Facility").
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
In 2024 and 2023, there were no borrowings or repayments under the Revolving Credit Facility. In 2022, aggregate borrowings and repayments under the Revolving Credit Facility were $65.0 million. As of December 31, 2024 and 2023, there were no borrowings outstanding under the Revolving Credit Facility.
Advances under the Credit Agreement generally bear interest based on (i) Term Benchmark, Central Bank Rate and Risk Free Rate ("RFR") (in each case, as defined in the Credit Agreement) or (ii) Alternate Base Rate ("ABR") and Canadian Prime Rate (in each case, as defined in the Credit Agreement). As of December 31, 2024, the ranges and rates are as follows (in percentages):

	Term Benchmark, Central Bank Rate and RFR Loans			ABR and Canadian Prime Rate Loans
	Minimum	Maximum	Rate as of December 31, 2024	Minimum	Maximum	Rate as of December 31, 2024
Credit Agreement	0.925%	1.450%	1.125%	0.000%	0.450%	0.125%
The facility fee, which ranges from 0.075% to 0.20% of the total amount committed under the Revolving Credit Facility, is payable quarterly.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Covenants
The Credit Agreement contains various customary representations, warranties and covenants by the Company, including, without limitation, (i) covenants regarding maximum leverage, (ii) limitations on fundamental changes involving the Company or its subsidiaries and (iii) limitations on indebtedness and liens. As of December 31, 2024, the Company was in compliance with all covenants under the Credit Agreement.
Term Loan
In May 2023, the Company borrowed $150.0 million under its unsecured delayed-draw term loan facility (the "Term Loan") to finance, in part, the acquisition of IGB (Note 3, "Acquisition"). The Term Loan matures on May 1, 2026, three years after the funding date. Advances under the Term Loan generally bear interest based on the Daily or Term SOFR (as defined in the Term Loan agreement) plus a margin determined in accordance with a pricing grid that ranges from 1.00% to 1.525%. As of December 31, 2024, the interest rate was 5.835%. In December 2024, the Company made a principal payment under the Term Loan of $50.0 million.
Covenants
The Term Loan contains the same covenants as the Credit Agreement. As of December 31, 2024, the Company was in compliance with all covenants under the Term Loan.
Other
As of December 31, 2024, other long-term debt, including the current portion, consisted of amounts outstanding under an unsecured working capital loan and finance lease agreements. As of December 31, 2023, other long-term debt, including the current portion, consisted of amounts outstanding under finance lease agreements.
(7) Leases
The Company has operating leases for production, office and warehouse facilities, manufacturing and office equipment and vehicles. Operating lease assets and obligations included in the accompanying consolidated balance sheet are shown below (in millions):

December 31,	2024	2023
Right-of-use assets under operating leases:
Other long-term assets	$699.8	$733.5
Lease obligations under operating leases:
Accrued liabilities	$152.6	$151.9
Other long-term liabilities	582.5	623.0
	$735.1	$774.9
Maturities of lease obligations as of December 31, 2024, are shown below (in millions):

2025	$179.7
2026	156.6
2027	130.0
2028	104.9
2029	76.9
Thereafter	188.9
Total undiscounted cash flows	837.0
Less: Imputed interest	(101.9)
Lease obligations under operating leases	$735.1
In addition to the right-of-use assets obtained in exchange for operating lease obligations shown below, the Company acquired $14.3 million of right-of-use assets and related lease obligations in conjunction with its acquisition of IGB in 2023 (Note 3, "Acquisition").

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Cash flow information related to operating leases is shown below (in millions):

For the year ended December 31,	2024	2023	2022
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$171.1	$181.6	$236.1
Operating cash flows:
Cash paid related to operating lease obligations	$195.4	$183.2	$164.3
Lease expense included in the accompanying consolidated statement of income is shown below (in millions):

For the year ended December 31,	2024	2023	2022
Operating lease expense	$190.7	$182.9	$164.5
Short-term lease expense	20.0	20.7	22.1
Variable lease expense	8.0	9.7	8.4
Total lease expense	$218.7	$213.3	$195.0
The Company's short-term lease expense excludes leases with a duration of one month or less.
Variable lease expense includes payments based on performance or usage, as well as changes to index and rate-based lease payments. Additionally, the Company evaluated its supply contracts with its customers and concluded that variable lease expense in these arrangements is not material.
For the years ended December 31, 2024, 2023 and 2022, the Company recognized impairment charges of $2.3 million, $10.9 million and $6.5 million, respectively, related to its right-of-use assets in conjunction with its restructuring actions (Note 4, "Restructuring"). For the year ended December 31, 2024, the Company recognized additional right-of-use asset impairment charges of $0.9 million. For the year ended December 31, 2022, the Company recognized additional right-of-use asset impairment charges of $7.0 million related to its Russian operations. The impairment charges are included in cost of sales in the accompanying consolidated statements of income.
The weighted average lease term and discount rate for operating leases as of December 31, 2024, are shown below:

Weighted average remaining lease term	Six years
Weighted average discount rate	3.9%
For the year ended December 31, 2023, the Company recognized net gains of $11.3 million on the sale of facilities that were subsequently leased back under short-term leases. The gains are included in other expense, net in the accompanying consolidated statement of income.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(8) Income Taxes
A summary of consolidated income before provision for income taxes and equity in net income of affiliates and the components of provision for income taxes is shown below (in millions):

For the year ended December 31,	2024	2023	2022
Consolidated income before provision for income taxes and equity in net income of affiliates:
Domestic	$(31.7)	$59.9	$87.6
Foreign	764.6	717.3	421.7
	$732.9	$777.2	$509.3
Domestic (benefit) provision for income taxes:
Current provision	$40.0	$43.0	$35.3
Deferred benefit	(70.6)	(29.4)	(41.4)
Total domestic (benefit) provision	$(30.6)	$13.6	$(6.1)
Foreign provision for income taxes:
Current provision	$208.0	$196.6	$147.8
Deferred (benefit) provision	13.7	(29.4)	(8.0)
Total foreign provision	$221.7	$167.2	$139.8
Provision for income taxes	$191.1	$180.8	$133.7
The domestic current provision includes withholding taxes related to dividends and royalties paid by the Company's foreign subsidiaries, as well as state and local taxes. In 2024, 2023 and 2022, the provision for income taxes includes the benefit of prior unrecognized net operating loss carryforwards of $5.1 million, $8.0 million and $0.8 million, respectively.
A summary of the differences between the provision for income taxes calculated at the United States federal statutory income tax rate of 21% and the consolidated provision for income taxes is shown below (in millions):

For the year ended December 31,	2024	2023	2022
Consolidated income before provision for income taxes and equity in net income of affiliates multiplied by the United States federal statutory income tax rate	$153.9	$163.2	$107.0
Differences in income taxes on foreign earnings, losses and remittances	54.3	43.2	24.5
Valuation allowance adjustments (1)	(4.7)	(3.3)	45.2
Research and development and other tax credits (2)	4.7	(15.9)	(15.0)
FDII deduction	(17.8)	(20.1)	(16.9)
U.S. tax impact of foreign earnings (3)	(12.4)	3.4	(6.3)
Tax audits and assessments	1.1	1.5	3.2
Other	12.0	8.8	(8.0)
Provision for income taxes	$191.1	$180.8	$133.7
(1)     Primarily reflects changes in valuation allowances on the deferred tax assets of foreign subsidiaries.
(2)    2024 includes $22.1 million of tax expense related to the write-off of a deferred tax asset in a foreign subsidiary that was fully offset by a valuation allowance.
(3)    Reflects the impact on the domestic provision for income taxes related to foreign source income, including foreign branch earnings net of the applicable foreign tax credits in the general, foreign branch, GILTI and passive separate limitation categories. This amount includes the U.S. tax impact of apportioning U.S. expenses against the GILTI basket in calculating the foreign tax credit limitation resulting in no tax benefit for these expenses due to the Company's excess foreign tax credit position in the GILTI basket for 2024 and 2023.
For the years ended December 31, 2024, 2023 and 2022, income in foreign jurisdictions with tax holidays was $64.5 million, $48.4 million and $40.5 million, respectively. Such tax holidays generally expire from 2024 through 2036.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Deferred income taxes represent temporary differences in the recognition of certain items for financial reporting and income tax purposes. A summary of the components of the net deferred income tax asset is shown below (in millions):

December 31,	2024	2023
Deferred income tax assets (liabilities):
Tax loss carryforwards	$385.2	$394.3
Tax credit carryforwards	225.8	240.4
Retirement benefit plans	20.9	24.6
Accrued liabilities	257.1	275.2
Current asset basis differences	57.2	50.3
Long-term asset basis differences (1)	23.8	16.4
Deferred compensation	29.3	35.4
Capitalized engineering, research and development	251.7	201.0
Undistributed earnings of foreign subsidiaries	(92.8)	(83.9)
Derivative instruments and hedging activities	29.9	(31.6)
Other	—	1.2
Net deferred income tax asset before valuation allowance	1,188.1	1,123.3
Valuation allowance	(399.4)	(429.0)
Net deferred income tax asset	$788.7	$694.3
(1)     Included in the long-term asset basis differences for the years ended December 31, 2024 and 2023, are deferred tax assets of $132.0 million and $157.3 million, respectively, related to lease obligations and deferred tax liabilities of $132.0 million and $157.3 million, respectively, related to right-of-use assets.
As of December 31, 2024 and 2023, the valuation allowance with respect to the Company's deferred tax assets was $399.4 million and $429.0 million, respectively, a net decrease of $29.6 million.
Concluding that a valuation allowance is not required is difficult when there is significant negative evidence, such as cumulative losses in recent years, which is objective and verifiable. When measuring cumulative losses in recent years, the Company uses a rolling three-year period of pretax book income, adjusted for permanent differences between book and taxable income and certain other items. As of December 31, 2024, the Company continues to maintain a U.S. valuation allowance of $32.1 million, primarily related to U.S. state and local deferred tax assets that, due to their nature, are not likely to be realized. In addition, the Company continues to maintain a valuation allowance of $367.3 million with respect to its deferred tax assets in several international jurisdictions.
The classification of the net deferred income tax asset is shown below (in millions):

December 31,	2024	2023
Long-term deferred income tax assets	$896.4	$798.2
Long-term deferred income tax liabilities	(107.7)	(103.9)
Net deferred income tax asset	$788.7	$694.3
As of December 31, 2024, deferred income taxes have not been provided on the undistributed earnings of the Company's foreign subsidiaries since these earnings will not be taxable upon repatriation to the United States. These earnings will be primarily treated as previously taxed income from either the one-time transition tax or GILTI, or they will be offset with a 100% dividend received deduction. However, the Company continues to provide a deferred tax liability for foreign withholding tax that will be incurred with respect to the undistributed foreign earnings that are not permanently reinvested.
As of December 31, 2024, the Company had tax loss carryforwards of $1.6 billion. Of the total tax loss carryforwards, $1.4 billion have no expiration date, and $215.9 million expire between 2025 and 2040. In addition, the Company had tax credit carryforwards of $225.8 million, comprised principally of U.S. foreign tax credits of $71.8 million that expire between 2027 and 2034, U.S. research and development credits of $141.0 million that expire between 2025 and 2044 and other tax credits primarily in international jurisdictions of $13.0 million that generally expire between 2025 and 2042.
As of December 31, 2024, 2023 and 2022, the Company's gross unrecognized tax benefits were $34.0 million, $33.1 million and $32.7 million (excluding interest and penalties), respectively, which are recorded in other long-term liabilities in the accompanying consolidated balance sheets. All of the Company's gross unrecognized tax benefits, if recognized, would affect the Company's effective tax rate.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of the changes in gross unrecognized tax benefits is shown below (in millions):

For the year ended December 31,	2024	2023	2022
Balance at beginning of period	$33.1	$32.7	$34.9
Additions based on tax positions related to current year	6.6	5.1	4.8
Settlements	—	—	(1.9)
Statute expirations	(4.9)	(5.1)	(6.3)
Foreign currency translation	(0.8)	0.4	1.2
Balance at end of period	$34.0	$33.1	$32.7
The Company recognizes interest and penalties with respect to unrecognized tax benefits as income tax expense. As of December 31, 2024, 2023 and 2022, the Company had recorded gross reserves of $10.9 million, $11.6 million and $12.3 million, respectively, related to interest and penalties, all of which, if recognized, would affect the Company's effective tax rate.
The Company operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subject to review by both domestic and foreign tax authorities. During the next twelve months, it is reasonably possible that, as a result of audit settlements, the conclusion of current examinations and the expiration of the statute of limitations in multiple jurisdictions, the Company may decrease the amount of its gross unrecognized tax benefits by $4.1 million, all of which, if recognized, would affect the Company's effective tax rate. The gross unrecognized tax benefits subject to potential decrease involve issues related to transfer pricing and various other tax items in multiple jurisdictions. However, as a result of ongoing examinations, tax proceedings in certain countries, additions to the gross unrecognized tax benefits for positions taken and interest and penalties, if any, arising in 2025, it is not possible to estimate the potential net increase or decrease to the Company's gross unrecognized tax benefits during the next twelve months.
The Company considers its significant tax jurisdictions to include China, Germany, Mexico, Morocco, Spain, the United Kingdom and the United States. The Company or its subsidiaries generally remain subject to income tax examination in certain U.S. state and local jurisdictions for years after 2019. Further, the Company or its subsidiaries remain subject to income tax examination in Spain for years after 2007, in Mexico for years after 2016, in Germany for years after 2018, in China, Morocco and the United Kingdom for years after 2020, and in the United States generally for years after 2022.
On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law. The IRA contains a number of revisions to the Internal Revenue Code, including a 15% corporate minimum tax and a 1% excise tax on share repurchases, which are effective for tax years beginning after December 31, 2022. The tax-related provisions of the IRA did not have a material impact on the Company's consolidated financial statements. For the year ended December 31, 2024 and 2023, the Company incurred $3.8 million and $2.9 million, respectively, of excise taxes on its share repurchases, which is included in repurchases of shares of common stock in the accompanying consolidated statements of equity.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Obligation
A reconciliation of the change in benefit obligation for the years ended December 31, 2024 and 2023, is shown below (in millions):

	Pension				Other Postretirement
	December 31, 2024		December 31, 2023		December 31, 2024		December 31, 2023
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Change in benefit obligation:
Benefit obligation at beginning of period	$405.3	$373.8	$387.9	$339.5	$29.1	$15.7	$29.1	$17.6
Service cost	—	4.1	—	3.4	—	—	—	—
Interest cost	20.4	15.4	20.7	16.7	1.4	0.7	1.5	0.9
Actuarial (gains) losses	(22.6)	(4.1)	18.5	26.5	0.1	1.1	0.7	(1.8)
Benefits paid	(22.3)	(23.4)	(21.8)	(21.8)	(2.7)	(1.6)	(2.2)	(1.4)
Benefits paid - lump-sum payout (1)	(52.7)	—	—	—	—	—	—	—
Curtailment	—	(0.6)	—	—	—	—	—	—
Translation adjustment	—	(24.2)	—	9.5	—	(1.2)	—	0.4
Benefit obligation at end of period	$328.1	$341.0	$405.3	$373.8	$27.9	$14.7	$29.1	$15.7
Actuarial gains
As of December 31, 2024, the decrease in the U.S. pension benefit obligation attributable to actuarial gains primarily relates to an increase in the discount rate. The decrease in the foreign pension benefit obligation attributable to actuarial gains relates to increases in the discount rate and changes in demographics, partially offset by changes in mortality assumptions. As of December 31, 2024, the increase in the U.S. other postretirement benefit obligation attributable to actuarial losses relates to the plans' biennial valuation update, offset by an increase in the discount rate. The increase in the foreign other postretirement benefit obligation attributable to actuarial losses relates to changes in mortality assumptions.
As of December 31, 2023, the increase in pension and U.S. other postretirement benefit obligations attributable to actuarial losses primarily relates to a decrease in the discount rate. As of December 31, 2023, the decrease in the foreign other postretirement obligation attributable to actuarial gains primarily relates to demographic and claims cost updates (see assumptions below).
Plan Assets and Funded Status
A reconciliation of the change in plan assets for the years ended December 31, 2024 and 2023, and the funded status as of December 31, 2024 and 2023, are shown below (in millions):

	Pension				Other Postretirement
	December 31, 2024		December 31, 2023		December 31, 2024		December 31, 2023
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Change in plan assets:
Fair value of plan assets at beginning of period	$368.2	$331.0	$348.5	$307.0	$—	$—	$—	$—
Actual return on plan assets	9.7	14.5	38.5	31.4	—	—	—	—
Employer contributions	2.2	4.6	3.0	5.3	2.7	1.6	2.2	1.4
Benefits paid	(22.3)	(23.4)	(21.8)	(21.8)	(2.7)	(1.6)	(2.2)	(1.4)
Benefits paid - lump-sum payout (1)	(52.7)	—	—	—	—	—	—	—
Translation adjustment	—	(22.7)	—	9.1	—	—	—	—
Fair value of plan assets at end of period	305.1	304.0	368.2	331.0	—	—	—	—

Funded status	$(23.0)	$(37.0)	$(37.1)	$(42.8)	$(27.9)	$(14.7)	$(29.1)	$(15.7)
(1) See lump-sum payout below

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of amounts recognized in the consolidated balance sheets as of December 31, 2024 and 2023, is shown below (in millions):

	Pension				Other Postretirement
	December 31, 2024		December 31, 2023		December 31, 2024		December 31, 2023
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Amounts recognized in the consolidated balance sheet:
Other long-term assets	$3.0	$65.5	$0.5	$67.1	$—	$—	$—	$—
Accrued liabilities	(1.8)	(3.6)	(2.1)	(3.5)	(2.6)	(1.2)	(2.6)	(1.3)
Other long-term liabilities	(24.2)	(98.9)	(35.5)	(106.4)	(25.3)	(13.5)	(26.5)	(14.4)

Funded status	$(23.0)	$(37.0)	$(37.1)	$(42.8)	$(27.9)	$(14.7)	$(29.1)	$(15.7)
Lump-Sum Payout
In 2024, the Company initiated a limited lump-sum payout offer ("Lump-Sum Payout") to certain terminated vested plan participants of its U.S. qualified defined benefit pension plans. Under the Lump-Sum Payout, eligible plan participants were able to voluntarily elect an early payout of their pension benefits in the form of a lump-sum payment equal to the present value of the participant's pension benefits in satisfaction of all benefits payable to the participant under the plans. In connection with the Lump-Sum Payout, payments of $52.7 million were distributed from existing defined benefit pension plan assets, and the Company recognized a $6.6 million non-cash settlement charge, which is included in other expense, net in the consolidated statement of income. Payments under the Lump-Sum Payout are reflected as benefits paid in the reconciliation of the change in benefit obligation and the change in plan assets for the year ended December 31, 2024.
Accumulated Benefit Obligation
As of December 31, 2024 and 2023, the accumulated benefit obligation for all of the Company's pension plans was $661.5 million and $769.3 million, respectively.
As of December 31, 2024 and 2023, the majority of the Company's pension plans had accumulated benefit obligations in excess of plan assets. Information related to pension plans with accumulated benefit obligations in excess of plan assets is shown below (in millions):

December 31,	2024	2023
Projected benefit obligation	$316.0	$515.2
Accumulated benefit obligation	308.5	505.5
Fair value of plan assets	187.4	368.2

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Other Comprehensive Income (Loss) ("OCIL") and Accumulated Other Comprehensive Loss ("AOCL")
Pretax amounts recognized in other comprehensive income (loss) for the years ended December 31, 2024 and 2023, is shown below (in millions):

	Pension				Other Postretirement
	December 31, 2024		December 31, 2023		December 31, 2024		December 31, 2023
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Unrecognized amounts in AOCL at beginning of period	$(58.3)	$(72.1)	$(58.9)	$(61.2)	$35.1	$5.9	$39.2	$4.2
Actuarial gains (losses) recognized:
Reclassification adjustments	1.0	1.9	1.0	1.9	(3.0)	(0.3)	(3.3)	(0.2)
Actuarial gains (losses) arising during the period	10.7	3.0	(0.3)	(11.0)	(1.3)	(1.1)	(0.7)	1.8
Effect of settlements	6.5	(0.1)	(0.1)	(0.4)	—	—	—	—
Prior service credit recognized:
Reclassification adjustments	—	—	—	—	(0.1)	—	(0.1)	—
Translation adjustment	—	5.8	—	(1.4)	—	(0.4)	—	0.1
Amounts recognized in OCIL during the period	18.2	10.6	0.6	(10.9)	(4.4)	(1.8)	(4.1)	1.7
Unrecognized amounts in AOCL at end of period	$(40.1)	$(61.5)	$(58.3)	$(72.1)	$30.7	$4.1	$35.1	$5.9
Pretax amounts recorded in accumulated other comprehensive loss not yet recognized in net periodic benefit cost (credit) as of December 31, 2024 and 2023, are shown below (in millions):

	Pension				Other Postretirement
	December 31, 2024		December 31, 2023		December 31, 2024		December 31, 2023
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Net unrecognized actuarial gains (losses)	$(40.1)	$(61.0)	$(58.3)	$(71.6)	$30.0	$4.0	$34.2	$5.8
Prior service credit (cost)	—	(0.5)	—	(0.5)	0.7	0.1	0.9	0.1
Unrecognized amounts in AOCL at end of period	$(40.1)	$(61.5)	$(58.3)	$(72.1)	$30.7	$4.1	$35.1	$5.9
In addition, the Company recognized tax benefit (expense) in other comprehensive income (loss) related to its defined benefit plans of ($4.5) million, $2.2 million and ($24.9) million for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company uses the corridor approach when amortizing actuarial gains and losses. Under the corridor approach, net unrecognized actuarial gains and losses in excess of 10% of the greater of i) the projected benefit obligation or ii) the fair value of plan assets are amortized over future periods. For plans with little to no active participants, the amortization period is the remaining average life expectancy of the participants. For plans with active participants, the amortization period is the remaining average service period of the active participants. The amortization periods range from 3 to 31 years for the Company's defined benefit pension plans and from 6 to 14 years for the Company's other postretirement benefit plans.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Net Periodic Pension and Other Postretirement Benefit Cost (Credit)
The components of the Company's net periodic pension benefit cost (credit) are shown below (in millions):

	Year Ended December 31,
	2024		2023		2022
Pension	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Service cost	$—	$4.1	$—	$3.4	$—	$4.2
Interest cost	20.4	15.4	20.7	16.7	15.5	11.2
Expected return on plan assets	(21.6)	(14.7)	(20.3)	(16.2)	(23.9)	(17.2)
Amortization of actuarial loss	1.0	1.9	1.0	1.9	2.0	4.1
Curtailment gain	—	(0.6)	—	—	—	—
Settlement (gains) losses	6.5	(0.1)	(0.1)	(0.4)	0.4	(0.2)
Net periodic benefit cost (credit)	$6.3	$6.0	$1.3	$5.4	$(6.0)	$2.1
The components of the Company's net periodic other postretirement benefit cost (credit) are shown below (in millions):

	Year Ended December 31,
	2024		2023		2022
Other Postretirement	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Interest cost	$1.4	$0.7	$1.5	$0.9	$1.5	$0.7
Amortization of actuarial gains	(3.0)	(0.3)	(3.3)	(0.2)	(1.2)	—
Amortization of prior service credit	(0.1)	—	(0.1)	—	(0.1)	—
Net periodic benefit cost (credit)	$(1.7)	$0.4	$(1.9)	$0.7	$0.2	$0.7
Assumptions
The weighted average actuarial assumptions used in determining the benefit obligations are shown below:

	Pension		Other Postretirement
December 31,	2024	2023	2024	2023
Discount rate:
Domestic plans	5.7%	5.2%	5.5%	5.1%
Foreign plans	4.5%	4.4%	4.6%	4.6%
Rate of compensation increase:
Foreign plans	2.6%	2.6%	N/A	N/A

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The weighted average actuarial assumptions used in determining the net periodic benefit cost (credit) are shown below:

For the year ended December 31,	2024	2023	2022
Pension
Discount rate:
Domestic plans	5.2%	5.5%	3.0%
Foreign plans	4.4%	5.0%	2.5%
Expected return on plan assets:
Domestic plans	6.0%	6.0%	5.5%
Foreign plans	4.7%	5.4%	4.6%
Rate of compensation increase:
Foreign plans	2.6%	2.5%	3.5%
Other postretirement
Discount rate:
Domestic plans	5.1%	5.5%	2.8%
Foreign plans	4.6%	5.3%	3.1%
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
As of December 31, 2024 and 2023, the weighted-average interest crediting rate used by one of the Company's U.S. pension plans was a minimum of 4.5% and 4.7%, respectively.
Healthcare Trend Rate
The assumed healthcare cost trend rates used to measure the postretirement benefit obligation as of December 31, 2024, are shown below:

	U.S. Plans	Foreign Plans
Initial healthcare cost trend rate	7.0%	4.4%
Ultimate healthcare cost trend rate	5.0%	4.0%
Year ultimate healthcare cost trend rate achieved	2032	2040

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Plan Assets
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company's pension plan assets measured at fair value on a recurring basis as of December 31, 2024 and 2023, are shown below (in millions):

	December 31, 2024
	Total	Level 1	Level 2	Level 3	Valuation Technique
U.S. Plans:
Equity securities -
Equity funds	$22.9	$17.8	$5.1	$—	Market
Common stock	23.0	20.4	2.6	—	Market
Fixed income -
Fixed income funds	78.1	78.1	—	—	Market
Corporate bonds	100.0	—	100.0	—	Market
Government obligations	32.9	—	32.9	—	Market
Cash and short-term investments	6.4	4.8	1.6	—	Market
Assets at fair value	263.3	$121.1	$142.2	$—
Investments measured at net asset value -
Alternative investments	41.8
Assets at fair value	$305.1
Foreign Plans:
Equity securities -
Equity funds	$27.2	$27.2	$—	$—	Market
Common stock	19.3	19.3	—	—	Market
Fixed income -
Fixed income funds	43.8	—	43.8	—	Market
Corporate bonds	26.4	—	26.4	—	Market
Government obligations	163.9	—	163.9	—	Market
Cash and short-term investments	6.5	4.6	1.9	—	Market
Assets at fair value	287.1	$51.1	$236.0	$—
Investments measured at net asset value -
Alternative investments	16.9
Assets at fair value	$304.0

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	December 31, 2023
	Total	Level 1	Level 2	Level 3	Valuation Technique
U.S. Plans:
Equity securities -
Equity funds	$58.7	$46.6	$12.1	$—	Market
Common stock	50.3	44.9	5.4	—	Market
Fixed income -
Fixed income funds	74.7	74.7	—	—	Market
Corporate bonds	95.4	—	95.4	—	Market
Government obligations	18.6	—	18.6	—	Market
Cash and short-term investments	8.3	6.8	1.5	—	Market
Assets at fair value	306.0	$173.0	$133.0	$—
Investments measured at net asset value -
Alternative investments	62.2
Assets at fair value	$368.2
Foreign Plans:
Equity securities -
Equity funds	$30.4	$—	$30.4	$—	Market
Common stock	18.4	18.4	—	—	Market
Fixed income -
Fixed income funds	49.5	—	49.5	—	Market
Corporate bonds	23.9	—	23.9	—	Market
Government obligations	175.7	—	175.7	—	Market
Cash and short-term investments	13.5	9.3	4.2	—	Market
Assets at fair value	311.4	$27.7	$283.7	$—
Investments measured at net asset value -
Alternative investments	19.6
Assets at fair value	$331.0
For further information on the GAAP fair value hierarchy, see Note 15, "Financial Instruments." Pension plan assets for the foreign plans relate to the Company's pension plans primarily in Canada and the United Kingdom.
The Company's investment policies incorporate an asset allocation strategy that prioritizes reducing volatility in the plans' funded status, while generating moderate long-term growth. The Company believes that this strategy is consistent with the long-term nature of plan liabilities and ultimate cash needs of the plans. For the domestic portfolio, the Company targets a return seeking asset (e.g., equity securities, equity mutual funds, exchange traded funds ("ETFs") and alternative investments) allocation of 20% — 40% and a risk mitigating asset (e.g., fixed income securities, fixed income mutual funds and ETFs) allocation of 60% — 80%. As the funding ratio for the defined benefit pension plans covering certain domestic employees changes, the proportion of return seeking assets will be adjusted accordingly. For the foreign portfolio, the Company targets an equity allocation of 0% — 35% of plan assets, a fixed income allocation of 65% — 100%, an alternative investment allocation of 0% — 10% and a cash allocation of 0% — 10%. Differences in the target allocations of the domestic and foreign portfolios are reflective of differences in the underlying plan liabilities. Diversification within the investment portfolios is pursued by asset class and investment management style. The investment portfolios are reviewed on a quarterly basis to maintain the desired asset allocations, given the market performance of the asset classes and investment management styles. Alternative investments are redeemable in the near term, generally with 90 days' notice.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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
Contributions
In 2025, the Company's minimum required contributions to its domestic and foreign pension plans are expected to be approximately $4 million. The Company may elect to make contributions in excess of minimum funding requirements in response to investment performance or changes in interest rates or when the Company believes that it is financially advantageous to do so and based on its other cash requirements. After 2025, the Company's minimum funding requirements will depend on several factors, including investment performance and interest rates. The Company's minimum funding requirements may also be affected by changes in applicable legal requirements.
Benefit Payments
As of December 31, 2024, the Company's estimate of expected benefit payments in each of the five succeeding years and in the aggregate for the five years thereafter are shown below (in millions):

	Pension		Other Postretirement
Year	U.S.	Foreign	U.S.	Foreign
2025	$22.6	$23.0	$2.7	$1.2
2026	23.5	22.2	2.6	1.2
2027	23.1	23.5	2.6	1.2
2028	23.6	24.3	2.6	1.2
2029	24.0	24.9	2.5	1.2
Five years thereafter	121.9	129.6	11.2	5.1
Multi-Employer Pension Plans
The Company currently participates in two multi-employer pension plans, the U.A.W. Labor-Management Group Pension Plan (EIN 51-6099782-001) and UNITE Here National Retirement Fund (EIN 13-6130178-001), for certain of its employees. Contributions to these plans are based on four collective bargaining agreements, which expire between April 4, 2025 and July 31, 2028.
Detailed information related to these plans is shown below (amounts in millions):

	Pension Protection Act Zone Status				Contributions to Multiemployer Pension Plans
Employer Identification Number ("EIN")	December 31, 2023 Certification	December 31, 2022 Certification	FIP/RP (1) Pending or Implemented	Surcharge	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
51-6099782-001	Green	Green	Yes	No	$1.6	$0.8	$0.8
13-6130178-001	Red	Red	Yes	No	0.3	0.4	0.4
(1) Funding improvement plan or rehabilitation plan as defined by Employment Retirement Security Act of 1974.
For its plan years 2024 and 2023, the Company's contributions to the U.A.W. Labor-Management Group Pension Plan represented more than 5% of the plan's total contributions.
Defined Contribution Plan
The Company also sponsors defined contribution plans and participates in government-sponsored programs in certain foreign countries. Contributions are determined as a percentage of each covered employee's salary. For the years ended December 31, 2024, 2023 and 2022, the aggregate cost of the defined contribution plans was $20.0 million, $19.7 million and $18.2 million, respectively.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Company also has a defined contribution retirement program for its salaried employees. Contributions to this program are determined as a percentage of each covered employee's eligible compensation. For the years ended December 31, 2024, 2023 and 2022, the Company recorded expense of $26.3 million, $27.6 million and $23.5 million, respectively, related to this program.
(10) Revenue Recognition
A summary of the Company's revenue by reportable operating segment and geography is shown below (in millions):

For the year ended December 31,	2024
	Seating	E-Systems	Total
North America	$7,747.7	$2,001.4	$9,749.1
Europe and Africa	5,853.9	2,444.5	8,298.4
Asia	3,055.3	1,337.1	4,392.4
South America	565.2	300.9	866.1
	$17,222.1	$6,083.9	$23,306.0

For the year ended December 31,	2023
	Seating	E-Systems	Total
North America	$7,797.9	$1,705.5	$9,503.4
Europe and Africa	6,167.9	2,444.7	8,612.6
Asia	2,947.5	1,497.5	4,445.0
South America	635.5	270.4	905.9
	$17,548.8	$5,918.1	$23,466.9

For the year ended December 31,	2022
	Seating	E-Systems	Total
North America	$7,416.3	$1,494.4	$8,910.7
Europe and Africa	4,944.0	2,002.0	6,946.0
Asia	2,731.9	1,451.3	4,183.2
South America	619.0	232.6	851.6
	$15,711.2	$5,180.3	$20,891.5
(11) Capital Stock, Accumulated Other Comprehensive Loss and Equity
Common Stock
The Company is authorized to issue up to 300,000,000 shares of Common Stock. The Company's Common Stock is listed on the New York Stock Exchange under the symbol "LEA" and has the following rights and privileges:
•Voting Rights – All shares of the Company's common stock have identical rights and privileges. With limited exceptions, holders of common stock are entitled to one vote for each outstanding share of common stock held of record by each shareholder on all matters properly submitted for the vote of the Company's shareholders.
•Dividend Rights – Subject to applicable law, any contractual restrictions and the rights of the holders of outstanding preferred stock, if any, holders of common stock are entitled to receive ratably such dividends and other distributions that the Company's Board of Directors (the "Board"), in its discretion, declares from time to time.
•Liquidation Rights – Upon the dissolution, liquidation or winding up of the Company, subject to the rights of the holders of outstanding preferred stock, if any, holders of common stock are entitled to receive ratably the assets of the Company available for distribution to the Company's shareholders in proportion to the number of shares of common stock held by each shareholder.
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
The Company has a common stock share repurchase program (the "Repurchase Program") which permits the discretionary repurchase of its common stock. Since its inception in the first quarter of 2011, the Board has authorized $6.7 billion in share repurchases, including an increase in the Company's share repurchase authorization to $1.5 billion on February 16, 2024. As of December 31, 2024, the Company has repurchased, in aggregate, $5.6 billion of its outstanding common stock, at an average price of $94.54 per share, excluding commissions and related fees, and has a remaining repurchase authorization of $1.1 billion, which expires on December 31, 2026.
Share repurchases are shown below (in millions, except for shares and per share amounts):

For the year ended December 31,	Aggregate Repurchases (1)	Cash paid for Repurchases (1), (2)	Number of Shares	Average Price per Share (1)
2024	$400.1	$416.7	3,578,167	$111.81
2023	$313.1	$296.5	2,281,723	$137.21
2022	$100.3	$100.3	763,309	$131.37
(1)     Excludes excise tax and commissions
(2)     Includes $16.6 million of 2023 share repurchases paid for in the first quarter of 2024
In addition to shares repurchased under the Repurchase Program described above, the Company classifies shares withheld from the settlement of the Company's restricted stock unit and performance share awards to cover tax withholding requirements as common stock held in treasury in the consolidated balance sheet.
Quarterly Dividend
In 2024, 2023 and 2022, the Board declared a quarterly cash dividend of $0.77 per share of common stock in all quarters.
Dividends declared and paid are shown below (in millions):

For the year ended December 31,	2024	2023	2022
Dividends declared	$174.7	$184.5	$186.2
Dividends paid	$173.7	$181.9	$185.5
Dividends payable on common shares to be distributed under the Company's stock-based compensation program will be paid when such common shares are distributed.
Comprehensive Income
Comprehensive income is defined as all changes in the Company's net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items recorded in equity are included in comprehensive income.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Accumulated Other Comprehensive Loss
A summary of changes in accumulated other comprehensive loss, net of tax, is shown below (in millions):

For the year ended December 31,	2024	2023	2022
Defined benefit plans:
Balance at beginning of year	$(107.3)	$(95.7)	$(199.4)
Reclassification adjustments (net of tax benefit (expense) of ($1.5) million in 2024, $0.2 million in 2023 and ($1.0) million in 2022)	4.4	(1.0)	4.0
Other comprehensive income (loss) recognized during the period (net of tax benefit (expense) of ($3.0) million in 2024, $2.0 million in 2023 and ($23.9) million in 2022)	11.8	(10.6)	99.7
Balance at end of year	$(91.1)	$(107.3)	$(95.7)
Derivative instruments and hedge activities:
Balance at beginning of year	$107.9	$33.4	$(18.6)
Reclassification adjustments (net of tax benefit of $20.0 million in 2024, $35.1 million in 2023 and $8.5 million in 2022)	(77.2)	(141.3)	(35.3)
Other comprehensive income (loss) recognized during the period (net of tax benefit (expense) of $41.1 million in 2024, ($51.0) million in 2023 and ($19.1) million in 2022)	(164.4)	215.8	87.3
Balance at end of year	$(133.7)	$107.9	$33.4
Currency translation adjustments:
Balance at beginning of year	$(689.4)	$(742.8)	$(552.2)
Other comprehensive income (loss) recognized during the period (net of tax benefit (expense) of ($1.7) million in 2024, $1.2 million in 2023 and ($4.7) million in 2022)	(219.5)	53.4	(190.6)
Balance at end of year	$(908.9)	$(689.4)	$(742.8)
For the years ended December 31, 2024, 2023 and 2022, other comprehensive income (loss) related to currency translation adjustments includes pretax losses related to intercompany transactions for which settlement is not planned or anticipated in the foreseeable future of $0.6 million, $0.1 million and $2.6 million, respectively.
For the years ended December 31, 2024, 2023 and 2022, other comprehensive income (loss) related to currency translation adjustments also includes net investment hedge gains (losses) of $8.2 million, ($5.9) million and $25.3 million, respectively.
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
Under the Plans, the Company has granted restricted stock units, performance shares and stock options to certain of its employees, all of which generally vest in one to three years following the grant date. For the years ended December 31, 2024, 2023 and 2022, the Company recognized compensation expense related to these awards of $62.8 million, $65.8 million and $50.3 million, respectively. Unrecognized compensation expense related to these awards of $66.5 million will be recognized over the next 1.5 years on a weighted average basis. In accordance with the provisions of the awards, the Company withholds shares from the settlement of such awards to cover minimum statutory tax withholding requirements. The withheld shares are classified as common stock held in treasury in the accompanying consolidated balance sheets as of December 31, 2024 and 2023.

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of restricted stock units, performance shares and stock options for the year ended December 31, 2024, is shown below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares	Weighted Average Grant Date Fair Value	Stock Options	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	569,324	$138.21	914,911	$161.36	202,702	$32.65
Granted	278,271	$124.84	480,890	$144.60	—
Distributed (vested)	(153,920)		(125,823)		—
Cancelled	(8,933)		(117,953)		—
Outstanding as of December 31, 2024 (1)	684,742	$130.12	1,152,025	$151.84	202,702	$32.65

Vested or expected to vest as of December 31, 2024	684,742		665,248		—
(1) Outstanding performance shares are reflected at the maximum possible payout that may be earned during the relevant performance periods.
The grant date fair value of restricted stock units is based on the share price on the grant date. The weighted average grant date fair value of restricted stock units granted in 2023 and 2022 was $130.38 and $164.57, respectively. The grant date fair value of performance shares is based on the share price on the grant date or a Monte Carlo simulation, as applicable. The weighted average grant date fair value of performance shares granted in 2023 and 2022 was $138.54 and $196.83, respectively. There were no stock options granted in 2023 or 2022.
(13) Legal and Other Contingencies
Legal and Other Contingencies
As of December 31, 2024 and 2023, the Company had recorded reserves for pending legal disputes, including commercial disputes, product liability claims and other legal matters, of $13.2 million and $13.5 million, respectively. Such reserves reflect amounts recognized in accordance with GAAP and typically exclude the cost of legal representation. Reserves for warranty and recall matters are recorded separately from legal reserves, as described below.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of the changes in reserves for warranty and recall matters for each of the periods in the two years ended December 31, 2024, is shown below (in millions):

Balance as of December 31, 2022	$30.4
Expense, net (including changes in estimates)	9.5
Settlements	(13.2)
Foreign currency translation and other	5.7
Balance as of December 31, 2023	32.4
Expense, net (including changes in estimates)	6.3
Settlements	(13.0)
Foreign currency translation and other	1.6
Balance as of December 31, 2024	$27.3
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
As of December 31, 2024 and 2023, the Company had recorded environmental reserves of $4.9 million. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its business, financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
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
As of December 31, 2023, the Company had incurred cumulative losses and incremental costs of $27.1 million and received cumulative cash proceeds of $22.6 million related to the typhoon.

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
Employees
Approximately 47% of the Company's employees are members of industrial trade unions and are employed under the terms of various labor agreements. Labor agreements covering approximately 84% of the Company's global unionized workforce of approximately 81,500 employees (including labor agreements in the United States and Canada covering approximately 5% of the Company's global unionized workforce) are scheduled to expire in 2025. Management does not anticipate any significant difficulties with respect to the renewal of these agreements.
(14) Segment Reporting
A reconciliation of segment earnings to consolidated income before provision for income taxes and equity in net income of affiliates is shown below (in millions):

	Year Ended December 31, 2024
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$17,222.1	$6,083.9	$—	$23,306.0
Intersegment revenues(1)	3.4	230.1	(233.5)	—
Less(2):
Cost of sales	15,845.5	5,892.2	(71.0)	21,666.7
Gross margin	1,380.0	421.8	(162.5)	1,639.3
Selling, general and administrative	348.7	154.6	199.2	702.5
Amortization of intangibles	37.2	11.9	—	49.1
Intersegment support activities	5.6	7.9	(13.5)	—
Segment earnings(3)	$988.5	$247.4	$(348.2)	887.7
Reconciliation of segment earnings:
Interest expense, net				106.2
Other expense, net				48.6
Consolidated income before provision for income taxes and equity in net income of affiliates				$732.9

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Year Ended December 31, 2023
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$17,548.8	$5,918.1	$—	$23,466.9
Intersegment revenues (1)	0.6	224.9	(225.5)	—
Less (2):
Cost of sales	16,090.0	5,730.4	(63.9)	21,756.5
Gross margin	1,459.4	412.6	(161.6)	1,710.4
Selling, general and administrative	346.5	156.6	211.6	714.7
Amortization of intangibles	39.0	23.5	—	62.5
Intersegment support activities	7.0	3.6	(10.6)	—
Segment earnings (3)	$1,066.9	$228.9	$(362.6)	933.2
Reconciliation of segment earnings:
Interest expense, net				101.1
Other expense, net				54.9
Consolidated income before provision for income taxes and equity in net income of affiliates				$777.2

	Year Ended December 31, 2022
	Seating	E-Systems	Other	Consolidated
Revenues from external customers	$15,711.2	$5,180.3	$—	$20,891.5
Intersegment revenues(1)	2.3	188.4	(190.7)	—
Less(2):
Cost of sales	14,472.2	5,078.8	(69.4)	19,481.6
Gross margin	1,241.3	289.9	(121.3)	1,409.9
Selling, general and administrative	306.9	178.7	199.2	684.8
Amortization of intangibles	38.6	32.2	—	70.8
Intersegment support activities	2.8	4.6	(7.4)	—
Segment earnings(3)	$893.0	$74.4	$(313.1)	654.3
Reconciliation of segment earnings:
Interest expense, net				98.6
Other expense, net				46.4
Consolidated income before provision for income taxes and equity in net income of affiliates				$509.3
(1) Intersegment transactions are accounted for at values comparable to unaffiliated third-party transactions.
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.
(3) For a definition of segment earnings, see Note 2, "Summary of Significant Accounting Policies — Segment Reporting."
Other segment related disclosures are shown below (in millions):

	Year Ended December 31, 2024
	Seating	E-Systems	Other	Consolidated
Depreciation	$370.9	$180.1	$20.6	$571.6
Capital expenditures	375.0	166.7	17.0	558.7
Inventories	828.1	773.0	—	1,601.1
Total assets	7,974.4	3,799.1	2,254.0	14,027.5

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	For the year ended December 31, 2023
	Seating	E-Systems	Other	Consolidated
Depreciation	$355.4	$165.8	$20.7	$541.9
Capital expenditures	344.6	261.3	20.6	626.5
Inventories	920.9	837.1	—	1,758.0
Total assets	8,371.2	4,046.5	2,277.8	14,695.5

	For the year ended December 31, 2022
	Seating	E-Systems	Other	Consolidated
Depreciation	$331.0	$156.0	$18.7	$505.7
Capital expenditures	369.4	241.3	27.5	638.2
Revenues from external customers and tangible long-lived assets for each of the geographic areas in which the Company operates is shown below (in millions):

For the year ended December 31,	2024	2023	2022
Revenues from external customers
United States	$5,050.4	$4,863.8	$4,751.6
Mexico	3,673.7	3,434.4	3,182.7
China	2,969.5	3,044.9	2,976.1
Germany	1,364.4	1,402.2	1,211.0
Morocco	1,219.8	1,085.8	778.4
Other countries	9,028.2	9,635.8	7,991.7
Total	$23,306.0	$23,466.9	$20,891.5

December 31,	2024	2023
Tangible long-lived assets (1)
Mexico	$723.1	$740.5
United States	700.2	730.6
China	404.1	457.0
Morocco	242.0	246.5
Poland	203.5	241.5
Germany	168.2	200.3
Other countries	1,092.1	1,094.5
Total	$3,533.2	$3,710.9
(1) Tangible long-lived assets include property, plant and equipment and right-of-use assets.
A summary of revenues from major customers is shown below:

For the year ended December 31,	2024	2023	2022
General Motors	21.8%	19.8%	20.2%
Ford	11.1%	11.4%	13.5%
Volkswagen	10.5%	11.0%	10.8%
Mercedes-Benz	10.5%	10.4%	11.3%
Stellantis	8.6%	10.2%	10.3%

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

December 31,	2024	2023
Estimated aggregate fair value (1)	$2,373.2	$2,464.5
Aggregate carrying value (1) (2)	2,700.0	2,750.0
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
Cash, Cash Equivalents and Restricted Cash
The Company has cash on deposit that is legally restricted as to use or withdrawal. A reconciliation of cash and cash equivalents reported on the accompanying consolidated balance sheets to cash, cash equivalents and restricted cash reported on the accompanying consolidated statements of cash flows is shown below (in millions):

December 31,	2024	2023	2022
Balance sheet — cash and cash equivalents	$1,052.9	$1,196.3	$1,114.9
Restricted cash included in other current assets	0.8	0.6	0.3
Restricted cash included in other long-term assets	1.7	1.6	2.2
Statement of cash flows — cash, cash equivalents and restricted cash	$1,055.4	$1,198.5	$1,117.4
Marketable Equity Securities
Marketable equity securities, which the Company accounts for under the fair value option, are included in the accompanying consolidated balance sheets as shown below (in millions):

December 31,	2024	2023
Other current assets	$6.6	$4.8
Other long-term assets	82.6	68.5
	$89.2	$73.3
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
Equity Securities Without Readily Determinable Fair Values
As of December 31, 2024 and 2023, investments in equity securities without readily determinable fair values of $11.2 million are included in other long-term assets in the accompanying consolidated balance sheets. Such investments are valued at cost, less cumulative impairments and adjusted for changes resulting from observable, orderly transactions for identical or similar securities. For the year ended December 31, 2023, the Company recognized impairment charges of $7.0 million related to certain investments. Investments in equity securities without readily determinable fair values have been reduced for cumulative impairments of $17.0 million as of December 31, 2024 and 2023.
Derivative Instruments and Hedging Activities
Foreign Exchange
The Company uses forwards, swaps and other derivative contracts to reduce the effects of fluctuations in foreign exchange rates on known foreign currency exposures. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce exposure to fluctuations in foreign exchange rates. The principal currencies hedged

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

by the Company include the Mexican peso, various European currencies, the Philippine peso, the Japanese yen, the Brazilian real and the Canadian dollar.
Foreign currency derivative contracts not designated as hedging instruments consist principally of hedges of cash transactions, intercompany loans and certain other balance sheet exposures.
Net Investment Hedges
The Company uses cross-currency interest rate swaps which are designated as net investment hedges of the foreign currency rate exposure of its investment in certain Euro-denominated subsidiaries. Contra interest expense on net investment hedges was $2.3 million for the years ended December 31, 2024 and 2023, and $4.6 million for the year ended December 31, 2022, and is included in interest expense, net in the accompanying consolidated statements of income.
Balance Sheet Classification
The notional amount, estimated aggregate fair value and related balance sheet classification of the Company's foreign currency and net investment hedge contracts are shown below (in millions, except for maturities):

December 31,	2024	2023
Fair value of foreign currency contracts designated as cash flow hedges:
Other current assets	$16.1	$137.2
Other long-term assets	0.5	19.9
Other current liabilities	(105.4)	(1.8)
Other long-term liabilities	(61.6)	(0.5)
	(150.4)	154.8
Notional amount	$2,605.7	$2,352.3
Outstanding maturities in months, not to exceed	36	24
Fair value of derivatives designated as net investment hedges:
Other long-term assets	$7.1	$—
Other long-term liabilities	—	(1.1)
	7.1	(1.1)
Notional amount	$150.0	$150.0
Outstanding maturities in months, not to exceed	15	27
Fair value of foreign currency contracts not designated as hedge instruments:
Other current assets	$2.3	$5.8
Other current liabilities	(6.1)	(1.2)
	(3.8)	4.6
Notional amount	$481.7	$569.9
Outstanding maturities in months, not to exceed	1	1
Total fair value	$(147.1)	$158.3
Total notional amount	$3,237.4	$3,072.2

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Accumulated Other Comprehensive Loss — Derivative Instruments and Hedge Activities
Pretax amounts related to foreign currency contracts and net investment hedges that were recognized in and reclassified from accumulated other comprehensive loss are shown below (in millions):

For the year ended December 31,	2024	2023	2022
Gains (losses) recognized in accumulated other comprehensive loss:
Foreign currency contracts	$(205.5)	$266.8	$106.4
Net investment hedges	8.2	(5.9)	25.3
	(197.3)	260.9	131.7
(Gains) losses reclassified from accumulated other comprehensive loss to:
Net sales	(4.1)	(1.9)	(12.4)
Cost of sales	(95.5)	(177.3)	(33.8)
Interest expense, net	2.4	2.4	2.4
Other expense, net	—	0.4	—
	(97.2)	(176.4)	(43.8)
Comprehensive income (loss)	$(294.5)	$84.5	$87.9
As of December 31, 2024 and 2023, pretax net gains (losses) of ($138.2) million and $156.3 million, respectively, related to the Company's derivative instruments and hedge activities were recorded in accumulated other comprehensive loss.
During the next twelve month period, net losses expected to be reclassified into earnings are shown below (in millions):

Foreign currency contracts	$(89.3)
Interest rate swap contracts	(2.4)
Total	$(91.7)
Such losses will be reclassified at the time that the underlying hedged transactions are realized.
For the years ended December 31, 2024, 2023 and 2022, the Company recognized tax benefit (expense) of $61.1 million, ($15.9) million and ($10.6) million, respectively, in other comprehensive income (loss) related to its derivative instruments and hedge activities.
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
Items Measured at Fair Value on a Recurring Basis
Fair value measurements and the related valuation techniques and fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023, are shown below (in millions):

	December 31, 2024
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$(154.2)	Market / Income	$—	$(154.2)	$—
Net investment hedges	Recurring	7.1	Market / Income	—	7.1	—
Marketable equity securities	Recurring	89.2	Market	89.2	—	—

	December 31, 2023
	Frequency	Asset (Liability)	Valuation Technique	Level 1	Level 2	Level 3
Foreign currency contracts, net	Recurring	$159.4	Market / Income	$—	$159.4	$—
Net investment hedges	Recurring	(1.1)	Market / Income	—	(1.1)	—
Marketable equity securities	Recurring	73.3	Market	73.3	—	—
The Company determines the fair value of its derivative contracts using quoted market prices to calculate the forward values and then discounts such forward values to the present value. The discount rates used are based on quoted bank deposit or swap interest rates. If a derivative contract is in a net liability position, the Company adjusts these discount rates, if required, by an estimate of the credit spread that would be applied by market participants purchasing these contracts from the Company's counterparties. If an estimate of the credit spread is required, the Company uses significant assumptions and factors other than quoted market rates, which would result in the classification of its derivative liabilities within Level 3 of the fair value hierarchy. As of December 31, 2024 and 2023, there were no derivative contracts that were classified within Level 3 of the fair value hierarchy. In addition, there were no transfers in or out of Level 3 of the fair value hierarchy during 2024 and 2023.
For further information on fair value measurements and the Company's defined benefit pension plan assets, see Note 9, "Pension and Other Postretirement Benefit Plans."
Items Measured at Fair Value on a Non-Recurring Basis
The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy.
Assets held for sale
In 2024, as a result of a pending disposal of a non-core business (Note 2, "Summary of Significant Accounting Policies — Assets Held for Sale"), Level 3 fair value estimates related to the asset group held for sale are reflected in the accompanying consolidated balance sheet as of December 31, 2024. The fair value estimates of the related asset group were based on the estimated disposal price less costs to sell.
Acquisitions
In 2023, as a result of the acquisition of IGB (Note 3, "Acquisition"), Level 3 fair value estimates related to property, plant and equipment of $46.8 million, developed technology and customer-based intangible assets of $15.4 million and right-of-use assets of $14.3 million are recorded in the accompanying consolidated balance sheets as of December 31, 2024 and 2023.
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

Lear Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Impairments
In 2024, 2023 and 2022, the Company completed impairment assessments related to certain fixed assets in conjunction with its restructuring (Note 4, "Restructuring") and other actions and recorded impairment charges of $7.3 million, $11.4 million and $15.6 million, respectively. Impairment charges in 2022 include $4.4 million related to the Company's assets in Russia discussed below. The fair value estimates of the related assets were based on management's estimates, using a discounted cash flow method.
In 2024, 2023 and 2022, the Company completed impairment assessments related to certain right-of-use assets in conjunction with its restructuring (Note 4, "Restructuring") and other actions and recorded impairment charges of $3.2 million, $10.9 million and $13.5 million, respectively. Impairment charges in 2022 include $7.0 million related to the Company's assets in Russia discussed below. The fair value estimates of the related assets were based on management's estimates, using a discounted cash flow method.
In 2023 and 2022, the Company completed impairment assessments related to certain of its intangible assets resulting from changes in the intended uses of such assets and recorded impairment charges of $1.9 million and $8.9 million, respectively. The fair value estimate of the related asset group was based on management's estimates, using a discounted cash flow method.
In 2022, the Company completed impairment assessments related to substantially all of its operating assets in Russia and recorded charges of $19.4 million related to impairments of inventory, property, plant and equipment and right-of-use assets. The fair value estimates of the related assets were based on management's estimates, using a discounted cash flow method.
For further information related to impairment charges, see Note 2, "Summary of Significant Accounting Policies — Impairment of Long-Lived Assets," and Note 7, "Leases."
As of December 31, 2024 and 2023, there were no additional significant assets or liabilities measured at fair value on a non-recurring basis.
(16) Accounting Pronouncements
Accounting Standards Updates ("ASU") Issued But Not Yet Adopted:
ASU 2023-09 (issued December 2023), "Improvements to Income Tax Disclosures." The ASU requires disclosure of specific categories in the effective tax rate reconciliation, as well as additional information for reconciling items that meet a quantitative threshold. It also requires disclosure of income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes, and further disaggregated by jurisdiction based on a quantitative threshold. The update is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The update is to be adopted prospectively; however, retrospective application is permitted. The ASU will modify the Company's financial statement disclosures but will not have a significant impact on its consolidated financial statements.
ASU 2024-03 (issued November 2024), "Disaggregation of Income Statement Expenses." The ASU requires the disaggregation of certain expenses presented on the face of the income statement in a tabular footnote disclosure. The expense categories include purchases of inventory, employee compensation, depreciation and amortization. It also requires the definition and disclosure of selling expense, a qualitative description of expense amounts not disaggregated and inclusion of existing expense disclosures within the same tabular footnote disclosure. The update is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The update is to be adopted prospectively; however, retrospective application is permitted. The ASU will modify the Company's financial statement disclosures but will not have a significant impact on its consolidated financial statements.
The Company considers the applicability and impact of all ASUs issued by the Financial Accounting Standards Board. Other recently issued accounting pronouncements are not expected to have a material impact or are not relevant to the Company's consolidated financial statements.

LEAR CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2024
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$35.6	$16.5	$(21.0)	$(3.8)	$27.3
Allowance for deferred tax assets	429.0	31.3	(36.0)	(24.9)	399.4
Total	$464.6	$47.8	$(57.0)	$(28.7)	$426.7

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2023
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$35.3	$7.8	$(10.0)	$2.5	$35.6
Allowance for deferred tax assets	417.9	17.5	(20.8)	14.4	429.0
Total	$453.2	$25.3	$(30.8)	$16.9	$464.6

	Balance as of Beginning of Period	Additions	Retirements	Other Changes	Balance as of End of Period
For the year ended December 31, 2022
Valuation of accounts deducted from related assets:
Allowance for doubtful accounts	$35.5	$12.0	$(10.3)	$(1.9)	$35.3
Allowance for deferred tax assets	406.9	41.4	(5.3)	(25.1)	417.9
Total	$442.4	$53.4	$(15.6)	$(27.0)	$453.2

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
(b)Management's Annual Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Senior Vice President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2024.
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
(d)Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter and year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B – OTHER INFORMATION
Rule 10b5-1 Trading Plan
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.
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
Insider Trading Policy
We have adopted an Insider Trading Policy applicable to our directors, officers, certain other designated employees, and related persons and controlled entities of the foregoing that governs the purchase, sale and other dispositions of the Company's securities. While the Company is not subject to the Insider Trading Policy itself, the Company will not engage in transactions in its securities while aware of material nonpublic information. We believe that the Company's Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of our Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.
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
Equity Compensation Plan Information

As of December 31, 2024	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,039,469	(1)	$14.73	(2)	1,269,700
Equity compensation plans not approved by security holders	—		—		—
Total	2,039,469		$14.73		1,269,700
(1)     Includes 684,742 of outstanding restricted stock units, 1,152,025 of outstanding performance shares and 202,702 of outstanding stock options. Outstanding performance shares are reflected at the maximum possible payout that may be earned during the relevant performance periods.
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
Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm (PCAOB ID: 42)
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Equity for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements
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
(c)Additional Financial Statement Schedules
None.
ITEM 16 – FORM 10-K Summary
None.

Index to Exhibits
Exhibit Number		Exhibit Name
3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 9, 2009).
3.2		Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023).
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
10.1
Amended and Restated Credit Agreement, dated October 28, 2021, among the Company, the foreign subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, Barclays Bank PLC, Bank of America, N.A., Citibank N.A. and HSBC Bank USA, National Association, as syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 28, 2021).

10.2
Extension Agreement and Amendment No. 2, dated November 21, 2023, related to the Amended and Restated Credit Agreement, dated October 28, 2021 (as amended by that certain Amendment No. 1, dated June 14, 2023) among the Company, the foreign subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, Barclays Bank PLC, Bank of America, N.A., Citibank, N.A. and HSBC Bank USA, National Association, as syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 21, 2023).

10.3	*
Statement on Confidential Information, effective as of August 9, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.4
Anti-Hedging and Anti-Pledging Policy, amended and restated as of September 13, 2017 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.5	*
Second Amended and Restated Employment Agreement, dated February 14, 2018, between the Company and Raymond E. Scott (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 14, 2018).

Index to Exhibits
	Exhibit Number		Exhibit Name
	10.6	*
Second Amended and Restated Employment Agreement, dated March 1, 2018, between the Company and Frank C. Orsini (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 1, 2018).

	10.7	*	Employment Agreement, dated August 8, 2019, between the Company and Carl A. Esposito (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 14, 2019).
	10.8	*
Employment Agreement, dated September 27, 2019, between the Company and Jason M. Cardew (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 1, 2019).

	10.9	*
Amended and Restated Employment Agreement, dated September 21, 2022, between the Company and Harry A. Kemp (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2022).

	10.10	*	Employment Agreement, dated May 16, 2024, between the Company and Nicholas J. Roelli (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 20, 2024).
	10.11	*
Lear Corporation Outside Directors Compensation Plan, amended and restated effective May 16, 2019 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2019).

	10.12	*
Lear Corporation Outside Directors Compensation Plan, amended and restated effective May 16, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).

	10.13	*
Lear Corporation Outside Directors Compensation Plan - Form of Cash Retainer Deferral Election, effective as of September 13, 2017 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

	10.14	*
Lear Corporation Outside Directors Compensation Plan - Form of Stock Grant Deferral Election, effective as of September 13, 2017 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

	10.15	*
Lear Corporation Outside Directors Compensation Plan - Form of RSU Grant Deferral Election, effective as of May 16, 2019 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2019).

	10.16	*
Lear Corporation 2009 Long-Term Stock Incentive Plan, amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013).

	10.17	*
First Amendment to the Lear Corporation 2009 Long-Term Stock Incentive Plan (amended and restated as of January 1, 2014), effective as of January 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2017).

	10.18	*	Lear Corporation 2019 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed on July 26, 2019).
	10.19	*
Lear Corporation 2019 Long-Term Stock Incentive Plan (amended and restated as of May 18, 2023) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2023).

	10.20	*
Form of 2019 Restricted Stock Unit Terms and Conditions for Non-Employee Directors under the Lear Corporation 2019 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2019).

**	10.21	*	Form of Non-Qualified Stock Option Terms and Conditions under the Lear Corporation 2019 Long-Term Stock Incentive Plan.
	10.22	*
Form of 2020 Performance-Based Career Shares Award Agreement under the Lear Corporation 2019 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 19, 2020).

	10.23	*
Form of Restricted Stock Unit Terms and Conditions under the Lear Corporation 2019 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023).

	10.24	*
Form of Performance Share Terms and Conditions under the Lear Corporation 2019 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023).

Index to Exhibits
	Exhibit Number		Exhibit Name
	10.25	*
Form of Restricted Stock Unit "Career Shares" Terms and Conditions under the Lear Corporation 2019 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023).

	10.26	*
Notice of Grant of Restricted Stock Units to Jason Cardew, dated August 14, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2024).

	10.27	*
Notice of Grant of Restricted Stock Units to Frank Orsini, dated August 14, 2024 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2024).

	10.28	*
Lear Corporation Annual Incentive Plan (amended and restated as of January 1, 2024) (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023).

	10.29	*
Lear Corporation Pension Equalization Program, as amended through August 15, 2003 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

	10.30	*
First Amendment to the Lear Corporation Pension Equalization Program, dated December 21, 2006 (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006).

	10.31	*
Second Amendment to the Lear Corporation Pension Equalization Program, dated May 9, 2007 (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).

	10.32	*
Third Amendment to the Lear Corporation Pension Equalization Program, effective as of December 18, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 19, 2007).

	10.33	*
Lear Corporation Salaried Retirement Restoration Program (f/k/a Lear Corporation PSP Excess Plan), amended and restated effective December 29, 2017 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017).

	10.34	*
First Amendment to the Lear Corporation Salaried Retirement Restoration Program (amended and restated effective December 29, 2017) effective as of November 18, 2020 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021).

	10.35	*	Lear Corporation Executive Retiree Health Reimbursement Account Plan (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023).
**	19		Insider Trading Policy
**	21.1		List of subsidiaries of the Company.
**	23.1		Consent of Ernst & Young LLP.
**	31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
**	31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
**	32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	97.1		Lear Corporation Incentive Based Compensation Recoupment Policy (incorporated by reference to Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).
99.1
Debtors' First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated September 18, 2009 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on November 5, 2009).

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

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 2025.

Lear Corporation

By:	/s/ Raymond E. Scott
Raymond E. Scott
President and Chief Executive Officer and a Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Lear Corporation and in the capacities indicated on February 14, 2025.

/s/ Raymond E. Scott	/s/ Roger A. Krone
Raymond E. Scott	Roger A. Krone
President and Chief Executive Officer and a Director	a Director
(Principal Executive Officer)

/s/ Jason M. Cardew	/s/ Rod A. Lache
Jason M. Cardew	Rod A. Lache
Senior Vice President and Chief Financial Officer	a Director
(Principal Financial Officer)

/s/ Amy A. Doyle	/s/ Patricia L. Lewis
Amy A. Doyle	Patricia L. Lewis
Vice President and Chief Accounting Officer	a Director
(Principal Accounting Officer)

/s/ Mei-Wei Cheng	/s/ Kathleen A. Ligocki
Mei-Wei Cheng	Kathleen A. Ligocki
a Director	a Director

/s/ Jonathan F. Foster	/s/ Conrad L. Mallett, Jr.
Jonathan F. Foster	Conrad L. Mallett, Jr.
a Director	a Director

/s/ Bradley M. Halverson	/s/ Gregory C. Smith
Bradley M. Halverson	Gregory C. Smith
a Director	Non-Executive Chairman of the Board of Directors and
a Director
/s/ Mary Lou Jepsen
Mary Lou Jepsen
a Director